Form 10-Q
period 2007-09-30
Prospect Acquisition Corp
filed 2007-12-28
CIK 1408100

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒
Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

☐
Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission File Number 001-33824

Prospect Acquisition Corp.
(Exact Name of Issuer as Specified in Its Charter)

Delaware	26-0508760
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

695 East Main Street, Stamford, Connecticut 06901
(Address of Principal Executive Office)

(203) 363-0885
(Issuer's Telephone Number, Including Area Code)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of December 15, 2007, 32,187,500 shares of common stock, par value $.0001 per share, were issued and outstanding.

PROSPECT ACQUISITION CORP.

PART I—FINANCIAL INFORMATION

ITEM 1.    CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Prospect Acquisition Corp.
(a development stage company)

Condensed Balance Sheet (unaudited)
September 30, 2007

Assets
Current asset:
Cash	$142,227
Non-current assets:
Deferred offering costs	268,203

Total assets	$410,430

Liabilities and Stockholders' Equity
Current liabilities:
Accrued expenses	$1,123
Accrued offering costs	185,520
Notes payable to stockholders	200,000

Total liabilities	386,643

Commitments
Stockholders' equity
Common stock, $0.0001 par value; 8,000,000 shares authorized; 7,187,500 shares issued and outstanding	719
Additional paid-in capital	24,281
Deficit accumulated during the development stage	(1,213)

Total stockholders' equity	23,787

Total liabilities and stockholders' equity	$410,430

See notes to unaudited condensed financial statements.

Prospect Acquisition Corp.
(a development stage company)

Condensed Statement of Operations (unaudited)
For the period from July 9, 2007 (date of inception) through September 30, 2007

Formation and operating costs	$1,213

Net loss	$(1,213)

Weighted average number of common shares outstanding	7,187,500

Net loss per share	$(0.00)

See notes to unaudited condensed financial statements.

Prospect Acquisition Corp.
(a development stage company)

Condensed Statement of Stockholders' Equity (unaudited)
For the period from July 9, 2007 (date of inception) through September 30, 2007

				Deficit Accumulated During the Development Stage
	Common Stock
			Additional Paid-in Capital		Total Stockholders' Equity
	Shares	Amount
Common shares issued to initial stockholders on July 18, 2007 at approximately $.003 per share	7,187,500	$719	$24,281	$—	$25,000
Net loss	—	—	—	(1,213)	(1,213)

Balance at September 30, 2007	7,187,500	$719	$24,281	$(1,213)	$23,787

See notes to unaudited condensed financial statements.

Prospect Acquisition Corp.
(a development stage company)

Condensed Statement of Cash Flows (unaudited)
For the period from July 9, 2007 (date of inception) through September 30, 2007

Cash flows from operating activities
Net loss	$(1,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities
Increase in accrued expenses	1,123

Net cash used in operating activities	(90)

Cash flows from financing activities
Proceeds from sale of shares of common stock to initial stockholders	25,000
Proceeds from notes payable to stockholders	200,000
Payment of deferred offering costs	(82,683)

Net cash provided by financing activities	142,317

Net increase in cash	142,227
Cash at beginning of period	—

Cash at end of period	$142,227

Supplemental disclosure of non-cash activity
Accrual of deferred offering costs	$185,520

See notes to unaudited condensed financial statements.

Prospect Acquisition Corp.
(a development stage company)

Notes to Condensed Financial Statements (unaudited)

1. Interim Financial Information

        Prospect Acquisition Corp.'s (the "Company") unaudited condensed interim financial statements as of September 30, 2007 and for the period from July 9, 2007 (date of inception) to September 30, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operation results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

        These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended November 20, 2007 included in the Company's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on November 21, 2007. The accounting policies used in preparing these unaudited financial statements are consistent with those described in the November 20, 2007 audited financial statements.

2. Organization, Business Operations and Significant Accounting Policies

        The Company was incorporated in Delaware on July 9, 2007 as a blank check company formed for the purpose of acquiring control of, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more operating businesses or assets in the financial services industry (a "Business Combination").

        At September 30, 2007, the Company had not yet commenced any operations. All activity through September 30, 2007 relates to the Company's formation and the initial public offering described below. The Company has selected December 31 as its fiscal year end.

        The registration statement for the Company's initial public offering (the "Offering") was declared effective November 14, 2007 (the "Effective Date"). The Company consummated the Offering on November 20, 2007 and received gross proceeds of $250,000,000 and $5,250,000 from the sale of Sponsors' Warrants on a private placement basis (see Note 9). The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $247,000,000 (or approximately $9.88 per unit) of the net proceeds of the Offering and the sale of the Sponsors' Warrants (see Note 9) is being held in a trust account (the "Trust Account") and will be invested in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its initial Business Combination or (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. A Company officer and two initial stockholders have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company, subject to limited exceptions. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Until the consummation of the initial Business Combination or the liquidation of the Company, proceeds held in the trust account will not be available for the Company's use for any purpose, except there can be released to the Company from the Trust Account (i) interest income earned on the Trust Account balance to pay any income taxes on such interest and (ii) interest income earned of up to $2.75 million on the Trust Account balance to fund the Company's working capital requirements, provided that after such release there remains in the trust account a sufficient amount of interest income previously earned on the trust account balance to pay any due and unpaid income taxes on such $2.75 million of interest income.

        The Company, after signing a definitive agreement for a Business Combination with a target business or businesses, is required to submit such transaction for stockholder approval. In the event that those persons that purchase securities in the Offering or thereafter ("Public Stockholders") owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company's stockholders prior to the Offering, including all of the directors of the Company (the "Initial Stockholders"), have agreed to vote all of their founding shares of common stock in accordance with the majority of the shares of common stock voted by the Public Stockholders with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer apply.

        With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares into cash from the Trust Account. The per share conversion price will equal the aggregate amount then on deposit in the Trust Account, before payment of deferred underwriting discounts and commissions and including accrued interest, net of income taxes on such interest and net of interest income on the Trust Account balance released to the Company as described above, calculated as of two business days prior to the proposed consummation of the initial Business Combination, divided by the number of shares of common stock sold in the Offering. Accordingly, Public Stockholders holding not more than 30% of the shares (minus one share) sold in the Offering may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

        The Company's Certificate of Incorporation was amended on November 14, 2007 to provide that the Company will continue in existence only until 24 months from the the Effective Date, or November 14, 2009 (see Note 9). If the Company has not completed a Business Combination by such date, its corporate existence will cease except for the purposes of liquidating and winding up its affairs. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including assets in the Trust Account) will be less than the initial public offering price per Unit in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 9) because of the expenses of the Offering, the Company's general and administrative expenses and the anticipated costs of seeking an initial Business Combination.

Deferred Income Taxes:

        Deferred income tax assets and liabilities are computed for differences between the financial statements and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Loss per Share:

        Loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Use of Estimates:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents:

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk:

        Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of significant concentrations of credit risk regardless of the degree of risk. At September 30, 2007, financial instruments that potentially expose the Company to credit risk consist of cash. The Federal Deposit Insurance Corporation insures balances in bank accounts up to $100,000. The Company maintains cash in an account which, at times, exceeds such limits. The Company has not experienced any losses on this account and management believes the risk of loss to be minimal since it invests through a major financial institution.

New Accounting Pronouncements:

        In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). This interpretation clarified the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Specifically, FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise's financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods of income taxes, as well as the required disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a significant impact on the Company's financial statements.

        Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

3. Deferred Offering Costs

        Deferred offering costs consisted of accounting, legal, printing and filing fees related to the Offering that were incurred through the balance sheet date and were charged to additional paid-in capital upon the consummation of the Offering.

4. Notes Payable to Stockholders

        The Company issued three unsecured promissory notes for $120,000, $78,400 and $1,600 (a total of $200,000) to three Initial Stockholders. The notes are non-interest bearing. Due to the short-term nature of the notes, the fair value of the notes approximates its carrying amount. These notes were repaid as of November 20, 2007 from the proceeds of the Offering (see Note 9).

5. Income Taxes

        Significant components of the Company's future tax assets are as follows:

Expenses deferred for income tax purposes	$413
Less: valuation allowance	(413)

Total	$—

        Management has recorded a full valuation allowance against its deferred tax assets because it does not believe it is more likely than not that sufficient taxable income will be generated.

        The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

6. Related Party Transactions

        The Company presently occupies office space provided by affiliates of certain of the Company's officers and directors. Such affiliates have agreed that until the Company consummates a Business Combination, they will make such office space, as well as certain general and administrative services including utilities and administrative support, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliates a total of $7,500 per month for such services commencing on the Effective Date.

7. Commitments

        The Initial Stockholders and holders of the Sponsors' Warrants (or underlying securities) will be entitled to registration rights with respect to their founding shares or Sponsors' Warrants (or underlying securities), as the case may be, pursuant to an agreement dated November 14, 2007. In addition, the Initial Stockholders have certain "piggy-back" registration rights with respect to registration statements filed by the Company generally commencing nine months after the consummation of the Company's initial Business Combination, and the holders of the Sponsors' Warrants (or underlying securities) have certain "piggy-back" registration rights on registration statements filed after the Company's consummation of a Business Combination.

        The Company had a commitment to pay a total underwriting discount of 7% of the gross proceeds of the Offering. The Company paid an underwriting discount representing 3% out of the 7% in connection with the consummation of the Offering. The remaining 4% will be paid to the underwriters only upon the consummation of a Business Combination.

8. Capital Stock

        The Company's original Certificate of Incorporation authorized the Company to issue 6,000,000 shares of common stock with a par value of $0.0001 per share. In October, 2007, the Company's certificate of incorporation was amended to increase the authorized shares of common stock from 6,000,000 shares to 8,000,000 shares.

        On July 18, 2007, the Company issued 4,312,500 shares of common stock to the founders for an aggregate of $25,000 in cash, at a purchase price of approximately $0.006 per share. In October, 2007, the aggregate outstanding 4,312,500 shares of common stock were increased to 7,187,500 shares of common stock as a result of a 5-for-3 stock split declared by our board of directors. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect these transactions.

9. Subsequent Event

        The Company's Certificate of Incorporation was amended on November 14, 2007 to increase the number of authorized shares of common stock to 72,000,000. In addition, the Company is authorized to issue 1,000,000 shares of preferred stock. The amended also provided that the Company will continue in existence only until 24 months from the Effective Date.

        On November 20, 2007, the Company sold 25,000,000 units (the "Units") at an offering price of $10.00 per Unit. Each Unit consists of one share of the Company's common stock and one warrant exercisable for one share of common stock at an exercise price of $7.50 per share (a "Warrant"). Each Warrant will be exercisable on the later of the completion of the initial Business Combination and fifteen months from the Effective Date, provided in each case that the Company has an effective registration statement covering the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available. The Warrants will expire five years from the Effective Date, unless earlier redeemed. The Company may call the Warrants for redemption, in whole and not in part, at any time after the Warrants become exercisable and there is an effective registration statement covering the shares of common stock issuable upon exercise of the Warrants available and current throughout the 30-day Redemption Period defined hereafter, upon a minimum of 30 days' prior written notice of redemption (the "30-day Redemption Period") at a price of $0.01 per Warrant, only in the event that the last sale price of the common stock equals or exceeds $14.50 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the notice of redemption is sent to the Warrant holder. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants from the date the Warrants become exercisable until the Warrants expire or are redeemed. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to settle the Warrant exercise, whether by net cash settlement or otherwise. Consequently, the Warrants may expire unexercised and unredeemed (and therefore worthless), and, as a result, an investor in the Offering may effectively pay the full Unit price solely for the shares of common stock included in the Units.

        In connection with the Offering, the Company granted the underwriters an option to purchase up to an additional 3,750,000 Units solely to cover over-allotments. Said option could have been exercised in whole or in part at any time before the 30th day after the Effective Date, and has expired without having been exercised by the underwriters. In accordance with the terms of the Offering, the Company repurchased 937,500 shares of common stock from the Initial Stockholders at a price of $0.0001 per share.

        The Company entered into an agreement with the underwriters of the Offering (the "Underwriting Agreement"). The Underwriting Agreement requires the Company to pay 3% of the gross proceeds of the Offering as an underwriting discount plus an additional 4% of the gross proceeds of the Offering only upon consummation of a Business Combination. The Company paid an underwriting discount of 3% of the gross proceeds of the Offering ($7,500,000) in connection with the consummation of the Offering and has placed 4% of the gross proceeds of the Offering ($10,000,000) in the Trust Account. The Company did not have to pay any discount related to the Sponsors' Warrants sold on a private placement basis. The underwriters have waived their right to receive payment of the 4% of the gross proceeds for the Offering upon the Company's liquidation if the Company is unable to complete a Business Combination.

        Pursuant to purchase agreements dated November 14, 2007, certain of the Initial Stockholders have purchased from the Company, in the aggregate, 5,250,000 warrants for $5,250,000 (the "Sponsors' Warrants"). The purchase and issuance of the Sponsors' Warrants occurred simultaneously with the consummation of the Offering on a private placement basis. All of the proceeds the Company received from these purchases were placed in the Trust Account. The Sponsors' Warrants are identical to the Warrants included in the Units being offered in the Offering except that the Sponsors' Warrants (i) are non-redeemable so long as they are held by the original purchasers or their permitted transferees, (ii) are subject to certain transfer restrictions and will not be exercisable while they are subject to these transfer restrictions and (iii) may be exercised for cash or on a cashless basis. The purchase price of the Sponsors' Warrants has been determined to be the fair value of such warrants as of the purchase date.

        The Initial Stockholders have waived their right to receive a liquidation distribution with respect to their founding shares upon the Company's liquidation if it is unable to complete a Business Combination.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our Unaudited Condensed Interim Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

        All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

        We were formed on July 9, 2007, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating business in the financial services industry. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Results of Operations

        For the period from July 9, 2007 (inception) through September 30, 2007 we had a net loss of $1,213 consisting of formation and operation costs.

Financial Condition and Liquidity

        We consummated our initial public offering of 25,000,000 units on November 20, 2007. Gross proceeds from our initial public offering were $250,000,000. We paid a total of $7,500,000 in underwriting discounts and commissions and $713,949 for other costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds, including $5,250,000 from the sale of the sponsor warrants to us from the offering were $237,036,051, which is net of $10,000,000 of deferred underwriting commissions, and an amount of $247,000,000, including $10,000,000 of deferred underwriting commissions that would be payable out of such amount upon the consummation of our initial business combination, was deposited into the trust account. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust account to operate through November 14, 2009, assuming that a business combination is not consummated during that time.

        We expect our primary liquidity requirements during this period to include approximately $1,300,000 for legal, accounting and other expenses associated with due diligence of a prospective target business, including structuring, negotiating and documenting an initial business combination; $180,000 for office space and administrative support; $100,000 for legal and accounting fees relating to our SEC reporting obligations; and approximately $1,220,000 for general working capital that will be used for miscellaneous expenses and reserves. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

        In July 2007, Flat Ridge Investments LLC, LLM Structured Equity Fund L.P., LLM Investors L.P. and Capital Management Systems, Inc., three of our sponsors, advanced an aggregate of $200,000 to us for payment on our behalf of offering expenses. On November 20, 2007, these loans were repaid following our initial public offering from the proceeds of the offering.

        We will pay Teleos Management, L.L.C., an entity affiliated with Daniel Gressel, one of our directors, and LLM Capital Partners LLC, an entity affiliated with Patrick J. Landers, our president and a director, LLM Structured Equity Fund L.P. and LLM Investors L.P., an aggregate monthly fee of $7,500 for office space and general administrative services.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not Applicable

ITEM 4.    CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

        During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        On November 20, 2007, we closed our initial public offering of 25,000,000 units, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $7.50 per share. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $250,000,000. Citigroup Global Markets Inc. acted as the sole bookrunning manager and Ladenburg Thalmann & Co. Inc. and I-Bankers Securities, Inc. acted as co-managers of the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-145110). The Securities and Exchange Commission declared the registration statement effective on November 14, 2007.

        We paid a total of $7,500,000 in underwriting discounts and commissions and $713,949 for other costs and expenses related to the offering.

        We also consummated the simultaneous private sale of 5,250,000 warrants at a price of $1.00 per warrant, generating total proceeds of approximately $5,250,000. The warrants were purchased by Flat Ridge Investments LLC, LLM Structured Equity Fund L.P., LLM Investors L.P. and Capital Management Systems, Inc. The warrants are identical to the Warrants included in the Units sold in the IPO except that the warrants are exercisable on a cashless basis and, if we call the warrants for redemption, the warrants will not be redeemable by us so long as they are held by these purchasers or their permitted transferees. The purchasers of the warrants have agreed that the warrants will not be sold or transferred by them until 30 days after we have completed a business combination.

        After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $237,036,051, which is net of $10,000,000 of deferred underwriting commissions, and an amount of $247,000,000, including $10,000,000 of deferred underwriting commissions that would be payable out of such amount upon the consummation of our initial business combination, was deposited into the trust account.

ITEM 6.    EXHIBITS

  (a)
  Exhibits:

  31.1—Section 302 Certification by Principal Executive Officer

  31.2—Section 302 Certification by Principal Financial Officer

  32—Section 906 Certification by Principal Executive Officer and Principal Financial Officer

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSPECT ACQUISITION CORP.
Dated: December 28, 2007	/s/ DAVID A. MINELLA David A. Minella Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ JAMES J. CAHILL James J. Cahill Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Balance Sheet (unaudited) September 30, 2007
Condensed Statement of Operations (unaudited) For the period from July 9, 2007 (date of inception) through September 30, 2007
Condensed Statement of Stockholders' Equity (unaudited) For the period from July 9, 2007 (date of inception) through September 30, 2007
Condensed Statement of Cash Flows (unaudited) For the period from July 9, 2007 (date of inception) through September 30, 2007
Prospect Acquisition Corp. (a development stage company) Notes to Condensed Financial Statements (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS
SIGNATURES