Form 10-K
period 2007-12-31
Prospect Acquisition Corp
filed 2008-03-31
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number:  001-33824

Prospect Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	26-0508760
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

695 East Main Street
Stamford, CT	06901
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (203) 363-0885

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units	American Stock Exchange
Common Stock, par value $0.0001 per share	American Stock Exchange
Warrants	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ❑

Based on the last sale at the close of business on March 10, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $226,250,000.

The number of shares of common stock outstanding as of March 10, 2008 was 31,250,000.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to herein as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to herein as the Exchange Act. Such forward-looking statements include statements regarding, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” or “project,” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this report. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks described in this report. In light of these risks and uncertainties, the events anticipated in the forward-looking statements may or may not occur.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. No one should rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•                                          our status as a development stage company;

•                                          our liquidation prior to our initial business combination;

•                                          the reduction of the proceeds held in the trust account due to third party claims;

•                                          our selection of a prospective target business or asset;

•                                          our issuance of our capital shares or incurrence of debt to consummate our initial business combination;

•                                          our dependence on our key personnel;

•                                          conflicts of interest of our officers, directors and sponsors (as described herein);

•                                          potential future affiliations of our officers, directors and sponsors with competing businesses;

•                                          our ability to consummate an attractive business combination due to our limited resources and the significant competition for business combination opportunities;

•                                          our ability to obtain additional financing if necessary;

•                                          the control by our initial stockholders (as described herein) of a substantial interest in us;

•                                          the adverse effect our outstanding warrants may have on the market price of our common shares;

•                                          the existence of registration rights with respect to the securities owned by our initial stockholders;

•                                          risks of acquiring and operating a business outside the United States;

•                                          our being deemed an investment company;

•                                          the lack of a market for our securities;

•                                          costs of complying with United States securities laws and regulations;

•                                          market risks; and

•                                          regulatory risks and operational risks.

Any forward-looking statement made by us speaks only as of the date on which we make it, and is expressly qualified in its entirety by the foregoing cautionary statements. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

These risks and others described below under Item 1A “Risk Factors” are not exhaustive.

PART I

ITEM 1.          BUSINESS

Introduction

Prospect Acquisition Corp. is a blank check development stage company organized under the laws of the State of Delaware on July 9, 2007. We were formed to acquire control of, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more businesses or assets in the financial services industry. Other than interest income, we have not generated revenue to date. We are considered to be in the development stage and are subject to the risks associated with activities of development stage companies. Since our initial public offering in November, 2007, we have been actively engaged in identifying a suitable business combination candidate. We have met with potential target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. However, as of the date of filing of this report we have not entered into an agreement or consummated any business combination. Unless the context otherwise requires, references in this report to “the company,” “we,” “us,” and “our” refer to Prospect Acquisition Corp.

A registration statement for our initial public offering was declared effective on November 14, 2007. On November 20, 2007 we sold 25,000,000 units in our initial public offering. Each of our units consists of one share of our common stock, $0.0001 par value per share, and one warrant. Each warrant sold in the initial public offering entitles the holder to purchase from us one share of common stock at an exercise price of $7.50. Our units began publicly trading on November 15, 2007. Our warrants and common stock have traded separately since December 3, 2007. The public offering price of each unit was $10.00, and we generated gross proceeds of $250,000,000 in our initial public offering. Of the gross proceeds: (i) we deposited $241,750,000 into a trust account at JP Morgan Chase Bank, NA, maintained by Continental Stock Transfer & Trust Company, as trustee, which included $10,000,000 of contingent underwriting discount; (ii) the underwriters received $7,500,000 as underwriting discount (excluding the contingent underwriting discount); and (iii) we retained $700,000 for offering expenses, plus $50,000 for working capital. In addition, we deposited into the trust account $5,250,000 that we received from the private placement of 5,250,000 warrants, which we refer to herein as the sponsors’ warrants, to Flat Ridge Investments LLC, an entity affiliated with David A. Minella, our chairman and chief executive officer, LLM Structured Equity Fund L.P. and LLM Investors L.P., entities affiliated with Patrick J. Landers, our president and a director, and Capital Management Systems, Inc., a corporation affiliated with William Landman, one of our directors.  We refer to Flat Ridge Investments LLC, LLM Structured Equity Fund L.P., LLM Investors L.P. and Capital Management Systems, Inc. herein as our sponsors. The $247,000,000 held in the trust account will not be released until the earlier of (i) the completion of our initial business combination or (ii) our liquidation. Therefore, unless and until an initial business combination is consummated, the proceeds held in the trust account will not be available to us, other than up to $2,750,000 of interest income earned on the trust account balance, net of income taxes payable on such amount, which can be released to us to fund working capital requirements. For a more complete discussion of our financial information, see the section appearing elsewhere in this annual report entitled “Selected Financial Data.”

Overview of the Financial Services Industry

According to the United States Bureau of Economic Analysis, the financial services industry has been a leading contributor to the United States gross domestic product, or GDP, for more than a decade. In 2006, the financial services industry contributed 20.8% to the GDP. From 1996 through 2006, corporate profits in the financial industry grew at a compound annual rate of 11.4%, as compared to 5.6% for non-financial industries (Source: United States Department of Commerce, Bureau of Economic Analysis news release dated June 28, 2007; www.bea.gov). As the domestic financial services industry continues to expand internationally over the next decade, we believe it will continue to be an important contributor to global economic growth.

Financial services refers to services provided by the finance industry. The financial services industry includes entities of various types that deal with the management of money and provide a broad array of financial services to their customers. These include, among others:

•       private equity firms;

•       hedge fund advisers;

•       investment management firms;

•       money management firms;

•       funds of funds firms;

•       brokerage firms;

•       investment banks;

•       commercial banks;

•       registered investment advisers;

•       investment management consulting companies;

•       insurance companies;

•       specialty finance companies;

•       business development companies;

•       commercial credit companies;

•       mortgage brokers and mortgage lending companies;

•       consumer finance companies;

•       financial service subsidiaries of consumer retail companies;

•       non-bank lending companies;

•       reinsurance companies;

•       venture capital companies;

•       small business investment companies; and

•       businesses that provide any type of support services for financial service companies.

We may consummate our initial business combination with any of these types of entities.

Within the universe of potential targets set forth above, an important focus for us will be on the asset management sector of the financial services industry. The asset management business involves managing investments on behalf of third parties in exchange for contracted fees and other income. The sector manages trillions of dollars of assets and consists of several subsectors including, but not limited to, the following:

•                  Institutional equity and fixed income managers — Institutional investment managers manage portfolios of equity, fixed income and other securities on behalf of institutional clients including, but not limited to, public and corporate pension plans, foundations and endowments.

•                  Mutual fund managers — Mutual fund managers invest client assets in open-end and/or closed-end investment pools according to specific investment objectives and constraints.

•                  Hedge funds — Hedge funds generally refer to privately held and unregistered investment vehicles managed with the primary aim of delivering positive risk-adjusted returns under all market conditions. Hedge funds typically differ from traditional asset vehicles such as mutual funds either by the strategies they employ or the asset classes in which they invest. Asset classes in which hedge funds may invest include liquid and illiquid securities, derivatives instruments, pools of loans or other financial assets, asset-backed securities and a variety of other non-traditional assets such as distressed securities. Strategies employed by hedge funds include asset based lending; equity long-short convertible arbitrage; distressed securities; equity market neutral; fixed income arbitrage; merger arbitrage; and global macro and other quantitative and non-quantitative strategies. These strategies can employ methods including use of leverage, short positions, hedging, swaps, arbitrage derivatives and quantitative or other methods.

•                  Private equity funds — Private equity funds generally refer to portfolios of non-actively traded common equity, preferred stock or mezzanine or distressed debt securities of private companies, but such funds may include investments in such equity or debt securities of public companies. Private equity funds also may include investments that constitute either control or minority positions in private companies or investments in an array of real estate securities or assets, including those made through special purpose funds that have risk-return characteristics similar to those of other private equity investments and venture capital investments.

•                  High net worth managers — High net worth managers provide investment management and related services to high net worth individuals and families.

•                  Financial planning firms — Financial planning firms work with clients to identify and achieve financial objectives, including asset allocation, investment management and tax, estate and retirement planning.

•                  Real estate investment managers, property managers and brokers — Real estate investment managers buy, manage and sell real estate properties on behalf of separate account clients and commingled investment pools. Real estate property managers oversee the day-to-day operations and business plans for real estate properties. Real estate brokers generate commissions for arranging sales and leases of real estate properties.

•                  Retail and institutional brokerage firms — Brokerage firms provide investment advice, trade execution services, investment research and other services to individual and institutional clients, typically in return for commissions.

•                  Specialty trading companies — Specialty trading companies execute trades on behalf of third parties and their own accounts and may focus on (i) financial instruments, including stocks, bonds and currencies and (ii) physical commodities including industrial metals, chemicals, energy and timber and the derivative contracts related to these assets.

•                  Turnkey asset management platforms — Turnkey asset management platforms provide financial advisors with investment allocation advice, investment manager recommendations, investment performance reporting and related advisory services for the benefit of the financial advisors’ clients.

Over the past several years, the demand for asset management services has increased. According to the Federal Reserve Board’s Flow of Funds report, American households’ and non-profit organizations’ ownership of corporate equities and mutual fund shares has grown to represent nearly 15% of their total assets as of the first quarter of 2007, as compared to approximately 10% two decades earlier (Source: Flow of Funds Accounts of the United States, Federal Reserve statistical release, Flows and Outstandings First Quarter 2007, dated June 7, 2007; Flow of Funds Accounts of the United States, Annual Flows and Outstandings 1985-1994, dated June 7, 2007). This trend toward increasing equity ownership is significant, because most of the firms in our target universe have operations related to the management of financial assets.

In addition, we believe technological advances will provide investment management firms with greater access to new markets and more robust information delivered on a real-time basis, both of which will improve operating efficiency. Over the last decade, the proliferation of media coverage worldwide via the internet, the development of electronic trading capabilities and the enhancement of back office software have significantly altered the economic fundamentals of the financial services industry. While we intend to focus on identifying a target business in the asset management sector, we are not required to complete our initial business combination with a target business in this sector. If we make a decision to focus on a different sector of the financial services industry or we are unable to identify a suitable target business in the asset management sector, the advantages of the asset management sector discussed above would be inapplicable.

Competitive Advantages

We believe that potential acquisition targets may favor us over some other potential purchasers of their businesses, venture capital funds, leveraged buyout funds, operating businesses and other entities and individuals, both foreign and domestic, for the following reasons:

Status as a public company

We believe our structure makes us an attractive business combination partner to these types of target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock. We believe target businesses will find this method a cheaper, quicker and more certain process to becoming a public company than the typical initial public offering. Once public, we believe the target business would then have greater access to capital and additional means of incentivizing management consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our status as a public company makes us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a well established entity. See “Risk Factors” on page 18.

Financial Position

With a trust account initially in the amount of $247.0 million, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Management Expertise

Each of David A. Minella, our chairman of the board and chief executive officer, Patrick J. Landers, our president and a director, and James J. Cahill, our chief financial officer and secretary, has substantial experience in the financial services industry. Mr. Minella has served as an officer and director of various financial services companies during his 32 years in the financial services industry. Mr. Landers is a managing director of LLM Capital Partners LLC, a private equity firm, and the president and CEO of Annascaul Advisors LLC, an affiliated Financial Industry Regulatory Authority, or FINRA, member firm. Mr. Cahill has managed a financial advisory firm and served as CFO and a director for Value Asset Management, or VAM, a strategic investment management holding company.

Mr. Minella has significant experience in the asset management sector of the financial services industry. Mr. Minella is the former CEO and director of VAM, where he was responsible for its overall business strategy, acquisitions and financial results. Under Mr. Minella’s leadership, VAM acquired a controlling interest in five separate investment management firms. All of the original acquisitions have been sold by VAM.

Previously, Mr. Minella was the president and CEO of the asset management division of Liechtenstein Global Trust, or LGT, a wealth and asset management firm, where he was responsible for the overall business strategy and financial results. In various positions during his tenure at LGT, Mr. Minella led LGT’s acquisition of Chancellor Capital Management, a large United States equity investment firm, established its United States mutual fund business through the broker-dealer community, reestablished its institutional separate account capabilities, and developed the firm’s global equity sector expertise.

Mr. Landers has significant experience in the investment banking and private equity sectors of the financial services industry. Prior to holding his current positions, Mr. Landers was an investment banker at Dillon, Read & Co. Inc., an investment banking firm, and subsequently at UBS AG, an investment banking firm.

LLM Capital Partners LLC, or LLM, is a private equity firm that manages limited partnerships that make growth equity investments in middle market companies. LLM’s professionals have worked together since 1991 and have significant experience in the investment management and investment banking businesses, including having made a $45 million investment in VAM in 1998.

LLM’s investment professionals have for the past 25 years sourced and made investments both as principals and as investment bankers. We believe that we will benefit from the extensive deal sourcing contacts as well as the specific company and industry investment experience of each of the LLM investment professionals.

Mr. Cahill has significant experience in the money management, private equity and investment banking sectors of the financial services industry. Prior to co-founding a financial advisory firm in 2004, Mr. Cahill held positions with VAM, where he was responsible for all acquisition activity and financial administration, including sourcing and effecting transactions, and

PaineWebber Incorporated, where he was an investment banker, responsible for sourcing and effecting transactions in the private equity, mergers and acquisitions, and public equity and debt marketplaces.

Each of our officers, as well as each of our directors and our sponsors, has agreed not to participate in the formation of, or become an officer or director of, any blank check company that may complete an initial business combination with an entity in the financial services industry until the earlier of (i) the date on which we have entered into a definitive agreement regarding our initial business combination or (ii) November 14, 2009.

Effecting a Business Combination

General

We were formed to acquire control of, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, one or more businesses or assets in the financial services industry.  We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to utilize the cash proceeds of our initial public offering and the private placement of the sponsors’ warrants, our capital stock, debt or a combination of these as the consideration to be paid in an initial business combination. While substantially all of the net proceeds of our initial public offering and the private placement of the sponsors’ warrants are allocated to completing an initial business combination, the proceeds are not otherwise designated for more specific purposes. If we engage in an initial business combination with a target business using our capital stock and/or debt financing as the consideration to fund the combination, proceeds from our initial public offering and the private placement of the sponsors’ warrants will then be used to undertake additional acquisitions or to fund the operations of the target business on a post-combination basis. We may seek to effect an initial business combination with more than one target business, although our limited resources may serve as a practical limitation on our ability to do so.

We have sought and will seek to have all vendors, prospective target businesses or other entities, which we refer to as potential contracted parties or a potential contracted party, that we engage, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders. If a potential contracted party were to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver.

There is no guarantee that vendors, prospective target businesses or other entities will execute such waivers, or even if they execute such waivers that they would be prevented from bringing claims against the trust account, including but not limited to fraudulent inducement, breach of fiduciary responsibility and other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to seek recourse against our assets, including the funds held in the trust account. Further, we could be subject to claims from parties not in contract with us who have not executed a waiver, such as a third party claiming tortious interference as a result of our initial business combination. David A. Minella, LLM Structured Equity Fund L.P. and LLM Investors L.P. have agreed that they will be liable, by means of direct payment to the trust account, to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, the agreement entered into by Mr. Minella, LLM Structured Equity Fund L.P. and LLM Investors L.P. specifically provides for an exception to this indemnity; there will be no liability as to any claimed amounts owed to a third party who executed a waiver (even if such waiver is subsequently found to be invalid and unenforceable). Based on representations made to us by Mr. Minella, LLM Structured Equity Fund L.P. and LLM Investors L.P. at the time the indemnity was executed, we believe that each of them has substantial means and is capable of funding a shortfall in our trust account to satisfy their foreseeable indemnification obligations, but we have not asked any of them for any security or funds for such an eventuality. We will enforce our rights under these indemnification arrangements against each of Mr. Minella, LLM Structured Equity Fund L.P. and LLM Investors L.P., but despite our belief, we cannot assure you Mr. Minella, LLM Structured Equity Fund L.P. and LLM Investors L.P. will be able to satisfy those obligations. The indemnification obligations may be substantially higher than they currently foresee or expect and/or their financial resources may deteriorate in the future. As a result, the steps outlined above may not effectively mitigate the risk of creditors’ claims reducing the amounts in the trust account.

Subject to the requirement that a target business or businesses have a collective fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of $10.0 million) at the time of our initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses in the financial services industry. Accordingly, there is no current basis for our stockholders to evaluate the possible merits or risks of the target business with which we may ultimately complete an initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

Sources of target businesses

We anticipate that potential target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. Payment of finders’ fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. Although it is possible that we may pay finders’ fees in the case of an uncompleted transaction, we consider this possibility to be extremely remote. In no event, however, will any of our sponsors, initial stockholders, officers or directors, or any of their respective affiliates, be paid any finder’s fee, consulting fee or other compensation prior to, or with respect to the initial business combination (regardless of the type of transaction that it is). We will not enter into an initial business combination with a target business that is affiliated with any of our sponsors, initial stockholders, officers or directors, including any businesses that are either portfolio companies of our sponsors or initial stockholders or any entity affiliated with our sponsors, initial stockholders, officers or directors.

Selection of a target business and structuring of an initial business combination

Subject to the requirement that our initial business combination must be with a target business or businesses with a collective fair market value that is at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of $10.0 million) at the time of such initial business combination and that the target business be in the financial services industry, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We will only consummate a business combination in which we become the controlling shareholder of the target. The key factor that we will rely on in determining controlling shareholder status would be our acquisition of at least 50.1% of the voting equity interests of the target company. We will not consider any transaction that does not meet such criteria.

We have not established any other specific attributes, criteria (financial or otherwise) or guidelines for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including, but not limited to, one or more of the following:

•                  financial condition and results of operations;

•                  expected returns on the investment;

•                  growth potential;

•                  brand recognition and potential;

•                  experience and skill of management and availability of additional personnel;

•                  with respect to asset management businesses, historical investment performance of product and growth of assets under management;

•                  capital requirements;

•                  stage of development of the business and its products or services;

•                  existing distribution arrangements and the potential for expansion;

•                  degree of current or potential market acceptance of the products or services;

•                  impact of regulation on the business;

•                  costs associated with effecting the initial business combination; and

•                  industry leadership, sustainability of competitive position and attractiveness of product offerings of target businesses.

These criteria are not intended to be all-inclusive. We may enter into our initial business combination with a target business that does not meet these criteria or guidelines. Any evaluation relating to the merits of a particular business combination may be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management to our business objective. In evaluating a prospective target business, we expect to conduct an extensive due diligence review, which will encompass, among other things, meetings with incumbent management and employees, document reviews, as well as review of financial and other information that will be made available to us. Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may affect the applicable target business, or that factors outside the control of the target business and outside of our control will not later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, reporting charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

We will seek to acquire a business whose operations can be improved and enhanced with our capital resources and where there are substantial opportunities for both organic and acquisition growth.

The time required to select and evaluate a target business and to structure and complete the initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which an initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Fair market value of target business or businesses

The initial target business or businesses with which we combine must have a collective fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of $10.0 million) at the time of such initial business combination. If we acquire less than 100% of one or more target businesses in our initial business combination, the aggregate fair market value of the portion or portions we acquire must equal at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions as described above) at the time of such initial business combination. The fair market value of a portion of a target business will be calculated by multiplying the fair market value of the entire business by the percentage of the target we acquire. We may seek to consummate an initial business combination with an initial target business or businesses with a collective fair market value in excess of 80% of the balance in the trust account. However, we would likely need to obtain additional financing to consummate such an initial business combination and have not taken any steps to obtain any such financing.

The fair market value of a target business or businesses will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, the values of comparable businesses, earnings and cash flow and/or book value). If our board of directors is not able to independently determine that the target business has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or the FINRA, with respect to the satisfaction of such criterion. Furthermore, if we seek to merge with or acquire a registered broker-dealer, we will engage an independent investment bank that meets the requirements of a “qualified independent underwriter” under the FINRA rules to render an opinion with respect to the fair market value of the target business. We expect that any such opinion would be included in our proxy soliciting materials furnished to our stockholders in connection with our initial business combination, and that such independent investment banking firm will be a consenting expert. We will not be required to obtain an opinion from an investment banking firm as to the fair market value of the business if our board of directors independently determines that the target business or businesses has sufficient fair market value to meet the threshold criterion unless we seek to acquire or merge with a registered broker-dealer. Furthermore, we will not be required to obtain an opinion as to whether our initial business combination is fair to our public stockholders. Our board of directors will make its decision with respect to an acquisition consistent with its fiduciary obligations to all stockholders and, consequently, will consider those factors concerning the proposed acquisition that it deems relevant in reaching an informed decision.

Lack of business diversification

While we may seek to effect business combinations with more than one target business, because our initial business combination must be with one or more target businesses whose collective fair market value is at least equal to 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of $10.0 million) at the time of such business combination, we expect to complete only a single business combination, although this may entail a simultaneous combination with one or more businesses or assets at the same time. At the time of our initial business combination, we may not be able to acquire more than one target business because of various factors, including complex accounting or financial reporting issues.

A simultaneous combination with several target businesses also presents logistical issues such as the need to coordinate the timing of negotiations, proxy statement disclosure and closings. In addition, if conditions to closings with respect to one or more of the target businesses are not satisfied, the fair market value of the business could fall below the required fair market value threshold of 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of $10.0 million).

Accordingly, while it is possible that we may attempt to effect our initial business combination with more than one target business, we are more likely to choose a single target business if all other factors appear equal. This means that for an indefinite period of time, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating an initial business combination with only a single entity, our lack of diversification may subject us to negative economic, competitive and regulatory developments affecting the financial services industry or a sector of the financial services industry.

Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting an initial business combination with that business, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our executive officers or directors will remain associated in some capacity with us following an initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to an initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of business combination

Prior to the completion of an initial business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with any such transaction, we will also submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to provide for our corporate life to continue perpetually following the consummation of such business combination. Any vote to extend our corporate life to continue perpetually following the consummation of an initial business combination will be taken only if the initial business combination is approved. We will only consummate an initial business combination if stockholders vote both in favor of such business combination and the amendment to our amended and restated certificate of incorporation to provide for our perpetual existence.

In connection with seeking stockholder approval of an initial business combination and the extension of our corporate existence, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Exchange Act, which, among other matters, will include a description of the operations of the target business and historical financial statements of the business.

In connection with the vote required for our initial business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote their founders’ common stock (as described herein) in accordance with the majority of the shares of common stock voted by the public stockholders. This voting arrangement does not apply to shares included in units purchased in our initial public offering or shares purchased following our initial public offering in the open market by any of our initial stockholders, sponsors, officers or directors. Accordingly, they may vote these shares at such meeting any way they choose. In the event that our sponsors, initial stockholders, officers or directors purchase additional shares of our common stock, we believe that they will vote any such shares acquired by them in favor of our initial business combination and in favor of an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence in connection with a vote to approve our initial business combination. Thus, any additional purchase of our common stock by our sponsors, initial stockholders, officers or directors would likely allow them to exert additional influence over the approval of our initial business combination. We will proceed with our initial business combination only if (i) a majority of the shares of common stock voted by the public stockholders present in person or by proxy at a duly held stockholders meeting are voted in favor of our initial business combination, (ii) a majority of the outstanding shares of our common stock are voted in favor of the amendment to our amended and restated certificate of incorporation to provide for our perpetual existence and (iii) public stockholders owning no more than 30% of the shares (minus one share) sold in our initial public offering both exercise their conversion rights and vote against our initial business combination. In the event we fail to complete an initial business combination, our initial stockholders will participate in any liquidation distributions with respect to any shares of common stock purchased by them following consummation of our initial public offering, but not with respect to their founders’ common stock.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the initial business combination and the initial business combination is approved and completed. Our initial stockholders will not have such conversion rights with respect to the founders’ common stock or any other shares of common stock owned by them, directly or indirectly.

The actual per-share conversion price will be equal to the aggregate amount then on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including accrued interest, net of any income taxes on such interest, and net of interest income of up to $2.75 million previously released to us to fund our working capital requirements (calculated as of two business days prior to the consummation of the proposed initial business combination), divided by the number of shares sold in our initial public offering. The initial per-share conversion price would be approximately $9.88, or $0.12 less than the per-unit initial offering price of $10.00.

An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed initial business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the initial business combination and the initial business combination is approved and completed. In addition, no later than the business day immediately preceding the vote on the business combination, the stockholder must present written instructions to our transfer agent stating that the stockholder wishes to convert its shares into a pro rata share of the trust account and confirming that the stockholder has held the shares since the record date and will continue to hold them through the stockholder meeting and the close of the initial business combination. We may require public stockholders to tender their certificates to our transfer agent or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s, or DTC’s, Deposit/Withdrawal At Custodian, or the DWAC, system no later than the business day immediately preceding the vote on the business combination. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed initial business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. The purpose of the requirement for physical or electronic delivery prior to the stockholder meeting is two-fold. First, it insures that a converting stockholder’s election to convert is irrevocable once the business combination is approved and second, it insures that we will know the amount of the proceeds that we will be able to use to consummate the business combination. Traditionally, in contrast to the requirement for physical or electronic delivery prior to the stockholder meeting, in order to perfect conversion rights in connection with a blank check company’s initial business combination, a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his conversion rights. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the stock in the market. If the price rose above the conversion price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation in consideration for the conversion price. Thus, we would not have any control over the process and the conversion right, to which stockholders were aware they needed to commit before the stockholder meeting, would survive past the consummation of the business combination until the converting holder delivered his certificate for conversion at the conversion price or such stockholder sold his shares in the open market.

If we elect to require physical delivery of the share certificates, we would expect that stockholders would have to comply with the following steps. If the shares are held in street name, stockholders must instruct their account executive at the stockholders’ bank or broker to withdraw the shares from the stockholders’ account and request that a physical certificate be issued in the stockholders’ name. Our transfer agent will be available to assist with this process. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than anticipated to obtain a physical stock certificate. Accordingly, we will only require stockholders to deliver their certificates prior to a vote if, in accordance with AMEX’s proxy notification recommendations, the stockholders receive the proxy solicitation materials at least twenty days prior to the meeting. Certificates that have not been tendered in accordance with these procedures by the day prior to the stockholder meeting will not be converted into cash. In the event a stockholder tenders his or her shares and decides prior to the stockholder meeting that he or she does not want to convert his or her shares, the stockholder may withdraw the tender. In the event that a stockholder tenders shares and our initial business combination is not completed, these shares will not be converted into cash and the physical certificates representing these shares will be returned to the stockholder.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker approximately $35 and it would be up to the broker to decide whether to pass this cost on to the converting stockholder. However, this fee would be incurred whether or not we require stockholders seeking to exercise their conversion rights to tender their shares prior to the meeting as the need to deliver the shares is a requirement of conversion whenever such delivery must be effectuated. Accordingly, this would not result in any increased cost to stockholders when compared to the traditional process.

The steps outlined above will make it more difficult for our stockholders to exercise their conversion rights. In the event that it takes longer than anticipated to obtain a physical certificate, stockholders who wish to convert may be unable to obtain physical certificates by the deadline for exercising their conversion rights and thus will be unable to convert their shares.

If a stockholder votes against the initial business combination but fails to properly exercise its conversion rights, such stockholder will not have its shares of common stock converted to its pro rata distribution of the trust account. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. Furthermore, if a stockholder delivers his certificate for conversion and subsequently decides prior to the meeting not to elect conversion, he may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to public stockholders who elect conversion will be distributed promptly after completion of our initial business combination. Public stockholders who convert their stock into their share of the trust account will retain any warrants they still hold.

We will not complete our proposed initial business combination if public stockholders owning 30% or more of the shares sold in our initial public offering exercise their conversion rights. The initial conversion price will be approximately $9.88 per share. As this amount may be lower than the $10.00 per unit initial offering price and it may be less than the market price of the common stock on the date of conversion, there may be a disincentive on the part of public stockholders to exercise their conversion rights.

If a vote on an initial business combination is held and the initial business combination is not approved, we may continue to try to consummate an initial business combination with a different target until November 14, 2009. If the initial business combination is not approved or completed for any reason, then public stockholders voting against our initial business combination who exercised their conversion rights would not be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account. Those public stockholders would be entitled to receive their pro rata share of the aggregate amount on deposit in the trust account only in the event that the initial business combination they voted against was duly approved and subsequently completed, or in connection with our liquidation.

Liquidation if no initial business combination

If we do not consummate an initial business combination by November 14, 2009, our amended and restated certificate of incorporation provides that our corporate existence will cease except for the purposes of winding up our affairs and liquidating, pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if our board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General

Corporation Law. Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required our board of directors and stockholders to formally vote to approve our dissolution and liquidation and to have filed a certificate of dissolution with the Delaware Secretary of State). Instead, we will notify the Delaware Secretary of State in writing on the termination date that our corporate existence is ceasing, and include with such notice payment of any franchise taxes then due to or assessable by the state. We view this provision terminating our corporate life by November 14, 2009 as an obligation to our stockholders and will not take any action to amend or waive this provision to allow us to survive for a longer period of time except in connection with the consummation of our initial business combination.

If we are unable to complete an initial business combination by November 14, 2009, as soon as practicable thereafter, we will adopt a plan of distribution in accordance with Section 281(b) of the Delaware General Corporation Law. Section 278 provides that our existence will continue for at least three years after our expiration for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against us, and of enabling us gradually to settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to our stockholders any remaining assets, but not for the purpose of continuing the business for which we were organized. Our existence will continue automatically even beyond the three-year period for the purpose of completing the prosecution or defense of suits begun prior to the expiration of the three-year period, until such time as any judgments, orders or decrees resulting from such suits are fully executed. Section 281(b) will require us to pay or make reasonable provision for all then-existing claims and obligations, including all contingent, conditional, or unmatured contractual claims known to us, and to make such provision as will be reasonably likely to be sufficient to provide compensation for any then-pending claims and for claims that have not been made known to us or that have not arisen but that, based on facts known to us at the time, are likely to arise or to become known to us within ten years after such date. Payment or reasonable provision for payment of claims will be made in the discretion of the board of directors based on the nature of the claim and other factors deemed relevant by the board of directors. Claims may be satisfied by direct negotiation and payment, purchase of insurance to cover the claim(s), setting aside money as a reserve for future claims, or otherwise as determined by the board of directors in its discretion. Under Section 281(b), the plan of distribution must provide for all of such claims to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. If there are insufficient assets, the plan must provide that such claims and obligations be paid or provided for according to their priority and, among claims of equal priority, ratably to the extent of legally available assets. Any remaining assets will be available for distribution to our stockholders. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. We have sought and will seek to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, we cannot assure you of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. A court could also conclude that such agreements are not legally enforceable. As a result, if we liquidate, the per-share distribution from the trust account could be less than $9.88 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below).

We will notify the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than ten business days to effectuate such distribution. Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to their founders’ common stock. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We expect that all costs and expenses associated with implementing our plan of distribution will be funded from amounts remaining out of the $50,000 of proceeds held outside the trust account and from the $2.75 million in interest income on the balance of the trust account that will be released to us to fund our working capital requirements (subject to the holdback of a sufficient amount of interest income to pay any due and unpaid taxes on such $2.75 million). However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of distribution, David A. Minella, LLM Structured Equity Fund L.P. and LLM Investors L.P. have agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than $15,000) and have agreed not to seek repayment for such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be $9.88, or $0.12 less than the per-unit initial offering price of $10.00. The per share liquidation price includes $10.0 million in deferred underwriting discounts and commissions that would also be distributable to our public stockholders.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors (which could include vendors and service providers we have engaged to assist us in any way in connection with our search for a target business and that are owed money by us, as well as target businesses themselves), which could have higher priority than the claims of our public stockholders. David A. Minella, LLM Structured Equity Fund L.P. and LLM Investors L.P. have agreed that they will be liable, by means of direct payment to the trust account, to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, the agreement entered into by Mr. Minella, LLM Structured Equity Fund L.P. and LLM Investors L.P. specifically provides for an exception to this indemnity; there will be no liability as to any claimed amounts owed to a third party who executed a waiver (even if such waiver is subsequently found to be invalid and unenforceable). Based on representations made to us by Mr. Minella, LLM Structured Equity Fund L.P. and LLM Investors L.P. at the time the indemnity was executed as to their accredited investor status (as such term is defined in Regulation D under the Securities Act) and that they have sufficient funds available to them to satisfy their indemnification obligations, we believe they will be able to satisfy any indemnification obligations that may arise given the limited nature of the obligations and we will enforce our rights under these indemnification arrangements against Mr. Minella, LLM Structured Equity Fund L.P. and LLM Investors L.P. However, in the event Mr. Minella, LLM Structured Equity Fund L.P. and LLM Investors L.P. have liability to us under these indemnification arrangements, we cannot assure you that they will have the assets necessary to satisfy those obligations. Accordingly, the actual per-share liquidation price could be less than $9.88, plus interest, due to claims of creditors. Additionally, if we file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $9.88 per share.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the expiration of our corporate existence and our liquidation or if they seek to convert their respective shares into cash upon an initial business combination that the stockholder voted against and that is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

If we file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our public stockholders. Furthermore, because we intend to distribute to our public stockholders the proceeds held in the trust account promptly after November 14, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached its fiduciary duties to our creditors and/or having acted in bad faith, and thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation sets forth certain requirements and restrictions that apply to us until the consummation of our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•                  prior to the consummation of our initial business combination, we will submit such business combination to our stockholders for approval even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law;

•                  we may consummate the initial business combination only if (i) the initial business combination is approved by a majority of the shares of common stock voted by the public stockholders present in person or by proxy at a duly held stockholders meeting, (ii) the amendment to our amended and restated certificate of incorporation to provide for our perpetual existence is approved by a majority of the outstanding shares of our common stock and (iii) public stockholders owning no more than 30% of the shares (minus one share) sold in our initial public offering vote against the initial business combination and exercise their conversion rights;

•                  if our initial business combination is approved and consummated, public stockholders who voted against the initial business combination and exercised their conversion rights will receive their pro rata share of the trust account;

•                  if our initial business combination is not consummated by November 14, 2009, then our existence will terminate and we will distribute all amounts in the trust account and any net assets remaining outside the trust account on a pro rata basis to all of our public stockholders;

•                  we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination;

•                  prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in our initial public offering on our initial business combination;

•                  our audit committee will monitor compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, the audit committee is charged with the immediate responsibility to take all action necessary to rectify such noncompliance or otherwise cause compliance with the terms of our initial public offering;

•                  the audit committee will review and approve all payments made to our initial stockholders, sponsors, officers, directors and our and their affiliates, other than the payment of an aggregate of $7,500 per month to Teleos Management, L.L.C., an entity affiliated with Daniel Gressel, one of our directors, and LLM Capital Partners LLC, an entity affiliated with Patrick J. Landers, our president and a director, LLM Structured Equity Fund L.P. and LLM Investors L.P., for office space, secretarial and administrative services, and any payments made to members of our audit committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval; and

•                  we will not enter into our initial business combination with an entity that is affiliated with any of our officers, directors, sponsors or initial stockholders.

Our amended and restated certificate of incorporation requires that prior to the consummation of our initial business combination we obtain unanimous consent of our stockholders to amend these provisions. However, the validity of unanimous consent provisions under Delaware law has not been settled. A court could conclude that the unanimous consent requirement constitutes a practical prohibition on amendment in violation of the stockholders’ statutory rights to amend the corporate charter. In that case, these provisions could be amended without unanimous consent, and any such amendment could reduce or eliminate the protection these provisions afford to our stockholders. However, we view all of the foregoing provisions as obligations to our stockholders. Neither we nor our board of directors will propose any amendment to these provisions, or support, endorse or recommend any proposal that stockholders amend any of these provisions at any time prior to the consummation of our initial business combination (subject to any fiduciary obligations our management or board of directors may have). In addition, we believe we have an obligation in every case to structure our initial business combination so that not less than 30% of the shares (minus one share) sold in our initial public offering have the ability to be converted to cash by public stockholders exercising their conversion rights and that, despite such conversions, the business combination may still proceed.

Competition

In identifying, evaluating and selecting a target business for an initial business combination, we have encountered competition from other entities having a business objective similar to ours including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Finally, we will also face competition from other blank check companies that may seek to identify and consummate business combinations with target businesses in the financial services industry. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore:

•                  our obligation to seek stockholder approval of our initial business combination or obtain necessary financial information may delay the completion of a transaction;

•                  our obligation to convert into cash up to 30% of our shares (minus one share) of common stock held by our public stockholders who vote against the initial business combination and exercise their conversion rights may reduce the resources available to us for our initial business combination;

•                  our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•                  the requirement to acquire one or more businesses or assets that have a fair market value equal to at least 80% of the balance of the trust account (excluding deferred underwriting discounts and commissions of $10.0 million) at the time of the acquisition could require us to acquire the assets of several businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate our initial business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Regulation

Acquisitions of financial services companies are often subject to significant regulatory requirements and consents, and we will not be able to consummate a business combination with certain types of financial services companies without complying with applicable laws and regulations and obtaining required governmental or client consents. For example, if we were to attempt to acquire or acquire control of an investment management firm, we would be required to obtain consents of the firm’s investment management clients or enter into new contracts with them, and there is no assurance that we would be able to obtain such consents or enter into new contracts. Similarly, if we were to attempt to acquire certain banks, we would be required to obtain the approvals of the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and/or state banking commissions. If our acquisition target were an insurance company, state insurance commissioners in the states where the insurance company does business would review the acquisition transaction and could prevent it by withholding their consent. The acquisition of a business in other sectors of the financial services industry may require similar approvals or consents.

We may not receive any such required approvals or we may not receive them in a timely manner, which may be a result of factors or matters beyond our control. Satisfying any statutory or regulatory requirements may delay the date of our completion of our initial business combination beyond the required time frame (November 14, 2009). If we fail to consummate our initial business combination by November 14, 2009, we will be forced to liquidate.

Because we intend to acquire, or acquire control of, one or more operating businesses in the financial services industry, following our initial business combination, we will become subject to the regulatory regimes that govern the business or businesses we acquire. The financial services industry is subject to extensive regulation. Many regulators, including United States and foreign government agencies and self-regulatory organizations, as well as state securities commissions and attorneys general, are empowered to conduct administrative proceedings and investigations that can result in, among other things, censure, fine, the issuance of cease-and-desist orders, prohibitions against engaging in some lines of business or the suspension or expulsion of a broker-dealer or investment adviser. The requirements imposed by regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with financial services firms and are not designed to protect our stockholders. Regulations and investigations may result in limitations on our activities such as the restrictions imposed on several leading securities firms as part of a settlement these firms reached with federal and state securities regulators and self-regulatory organizations in 2003 to resolve investigations into equity research analysts’ alleged conflicts of interest.

Governmental and self-regulatory organizations, including the Securities and Exchange Commission, or the SEC, the FINRA and national securities exchanges such as the New York Stock Exchange, impose and enforce regulations on financial services companies. United States self-regulatory organizations adopt rules, subject to approval by the SEC, that govern aspects of the financial services industry and conduct periodic examinations of the operations of registered broker-dealers and investment advisers. For example, United States broker-dealers are subject to rules and regulations that cover all aspects of the securities business including sales methods and trade practices; use and safekeeping of customer funds and securities; capital structures; recordkeeping; the preparation of research; the extension of credit and the conduct of officers and employees. The types of regulations to which investment advisers are subject are also extensive and include: recordkeeping; fee arrangements; client disclosure; custody of customer assets; and the conduct of officers and employees.

The SEC, the FINRA and various regulatory agencies also have stringent rules with respect to the maintenance of specific levels of net capital by securities brokerage firms. Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion from the FINRA and other regulatory bodies, which ultimately could prevent any broker-dealer that we acquire, or acquire control of, from conducting broker-dealer activities. In addition, a change in the net capital rules, the imposition of new rules or any unusually large charge against net capital could limit the operations of broker-dealers, which could harm our business if we were to consummate a business combination with a securities brokerage firm.

The regulatory environment in which we operate is also subject to modifications and further regulations. New laws or regulations or changes in the enforcement of existing laws or regulations applicable to us may adversely affect our business, and our ability to function in this environment will depend on our ability to constantly monitor and react to these changes. For example, recently the insurance industry has been subject to a significant level of scrutiny by various regulatory bodies, including state attorneys general and insurance departments, concerning certain practices within the insurance industry. These practices include, without limitation, the receipt of contingent commissions by insurance brokers and agents from insurance companies and the extent to which such compensation has been disclosed, bid rigging and related matters. As a result of these and related matters, including actions taken by the New York State Attorney General, there have been a number of proposals to modify various state laws and regulations regarding insurance agents and brokers, including proposals by the National Association of Insurance Commissioners, that could impose additional legal obligations, including disclosure obligations, on us if we were to offer insurance or other financial products.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the initial business combination and the stage of the initial business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the initial business combination (and consequently spend more time on our affairs) than they would prior to locating a suitable target business. We presently expect each of our executive officers to devote at least approximately ten hours per week to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Legal Proceedings

There is no material litigation currently pending against us or any members of our management team in their capacity as such.

Periodic Reporting and Financial Information

We have registered our units, common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. We will provide, at no additional charge, copies of these reports, proxy and information statements and other information upon request to our address at 695 East Main Street, Stamford, Connecticut 06901, or by telephone at (203) 363-0885. These reports, proxy statements and other information, and related exhibits and schedules may also be inspected and copied at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available at http://www.sec.gov.

In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants. In addition, we will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with United States generally accepted accounting principles. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with United States generally accepted accounting principles or that the potential target business will be able to prepare its financial statements in accordance with United States generally accepted accounting principles. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We may be required to have our internal control procedures audited for the fiscal year ending December 31, 2008, as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

ITEM 1A.       RISK FACTORS

In addition to the information in this annual report, the following factors should be considered in evaluating the company and its business. The risks and uncertainties described below are not the only ones facing us. Subject to our initial objective of acquiring a business in the financial services industry, we have not yet selected a target business with which to consummate our initial business combination. As a result, we are unable to ascertain the merits or risks of the business in which we may ultimately operate. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected.

Risks Related to Our Business

We are a newly formed development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed development stage company with no operating results to date. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing an initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to complete an initial business combination. If we expend all of the $50,000 in proceeds from our initial public offering not held in trust and interest income earned of up to $2.75 million (subject to the holdback of a sufficient amount of interest income to pay any due and unpaid taxes on such $2.75 million) on the balance of the trust account that may be released to us to fund our working capital requirements in seeking an initial business combination, but fail to complete such a combination, we will never generate any operating revenues.

We may not be able to consummate an initial business combination within the required time frame, in which case, we would be forced to liquidate our assets.

Pursuant to our amended and restated certificate of incorporation, if we fail to consummate an initial business combination by November 14, 2009, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. The foregoing requirements are set forth in Article Sixth of our amended and restated certificate of incorporation and may not be eliminated except in connection with, and upon consummation of, an initial business combination or an amendment approved by 100% of our stockholders. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of an initial business combination.

If we are unable to consummate an initial business combination, our public stockholders will be forced to wait until after November 14, 2009 before receiving liquidation distributions.

We have no obligation to return funds to public stockholders prior to November 14, 2009 unless we consummate an initial business combination prior thereto and only then in cases where public stockholders have sought conversion of their shares. Only after November 14, 2009 will public stockholders be entitled to liquidation distributions if we are unable to complete an initial business combination. Accordingly, public stockholders’ funds may be unavailable to them until such date.

You will not be entitled to protections normally afforded to stockholders of blank check companies.

Because the net proceeds of our initial public offering are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because our securities are listed on the American Stock Exchange, or the AMEX, a national securities exchange, and we have net tangible assets in excess of $5.0 million and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect stockholders in blank check companies, such as Rule 419. Accordingly, stockholders will not be afforded the benefits or protections of those rules. Among other things, this means that we will have a longer period of time to complete our initial business combination in some circumstances than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.

If the net proceeds of our initial public offering not being held in trust are insufficient to allow us to operate until at least November 14, 2009, we may be unable to complete an initial business combination.

We currently believe that the funds outside of the trust account available to us from the proceeds of our initial public offering, plus the interest earned on the funds held in the trust account that may be available to us, will be sufficient to allow us to operate until at least November 14, 2009, assuming that an initial business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

We may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising conversion rights.

We may require public stockholders who wish to convert their shares to either tender their certificates to our transfer agent or to deliver their shares to the transfer agent electronically using DTC’s DWAC system at any time up until the business day immediately preceding the day on which the vote is taken at the stockholder meeting held for the purpose of approving the initial business combination. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. If it takes longer than anticipated to obtain a physical certificate, public stockholders who wish to convert may be unable to obtain physical certificates by the deadline for exercising their conversion rights and thus will be unable to convert their shares.

If we do not conduct an adequate due diligence investigation of a target business with which we combine, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will reveal all material issues that may affect a particular target business, or that factors outside the control of the target business and outside of our control will not later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing in connection with, or after, our initial business combination.

A decline in interest rates could limit the amount available to fund our search for a target business or businesses and complete an initial business combination because we will depend on interest earned on the trust account to fund our search, to pay our tax obligations and to complete our initial business combination.

We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we will need to identify one or more target businesses and to complete our initial business combination, as well as to pay any tax obligations that we may owe. A substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our initial stockholders to operate or may be forced to liquidate. Our initial stockholders are under no obligation to advance funds in such circumstances.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders may be less than approximately $9.88 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we have sought and will seek to have all vendors and service providers we engage and prospective target businesses with which we negotiate, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. Furthermore, there is no guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. There is also no guarantee that a court would uphold the validity of such agreements. Further, we could be subject to claims from parties not in contract with us who have not executed a waiver, such as a third party claiming tortious interference as a result of our initial business combination.

Accordingly, the proceeds held in trust could be subject to claims that could take priority over those of our public stockholders and, as a result, the per-share liquidation price could be less than $9.88 due to claims of such creditors. If we liquidate before the completion of an initial business combination and distribute to our public stockholders the proceeds held in trust, David A. Minella, our chairman and chief executive officer, LLM Structured Equity Fund L.P. and LLM Investors L.P. have agreed that they will be liable, by means of direct payment to the trust account, to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, the agreement entered into by Mr. Minella, LLM Structured Equity Fund L.P. and LLM Investors L.P. specifically provides for an exception to this indemnity; there will be no liability as to any claimed amounts owed to a third party who executed a waiver (even if such waiver is subsequently found to be invalid and unenforceable). Furthermore, there could be claims from parties other than vendors or target businesses that would not be covered by the indemnity from Mr. Minella, LLM Structured Equity Fund L.P. and LLM Investors L.P., such as stockholders and other claimants who are not parties in contract with us who file a claim for damages against us. The measures described above are the only actions we will take to ensure that the funds in the trust account are not depleted by claims against the trust. Because we have sought and will seek to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, we believe the likelihood of Mr. Minella, LLM Structured Equity Fund L.P. and LLM Investors L.P. having any such obligations is minimal. Based on representations made to us by Mr. Minella, LLM Structured Equity Fund L.P. and LLM Investors L.P. at the time the indemnity was executed as to their accredited investor status (as such term is defined in Regulation D under the Securities Act) and that they have sufficient funds available to them to satisfy their indemnification obligations to us, we believe they will be able to satisfy any indemnification obligations that may arise and we will enforce our rights under these indemnification arrangements against each of Mr. Minella, LLM Structured Equity Fund L.P. and LLM Investors L.P. However, in the event Mr. Minella, LLM Structured Equity Fund L.P. and LLM Investors L.P. have liability to us under these indemnification arrangements, we cannot assure you that they will have the assets necessary to satisfy those obligations. Therefore, we cannot assure you that the per-share distribution from the trust account, if we liquidate, will not be less than $9.88 due to such claims.

Additionally, if we file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $9.88 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we are unable to complete an initial business combination by November 14, 2009, our corporate existence will cease except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law, in which case we will as promptly as practicable thereafter adopt a plan of distribution in accordance with Section 281(b) of the Delaware General Corporation Law. Section 278 provides that our existence will continue for at least three years after its expiration for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against us, and of enabling us gradually to settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to our stockholders any remaining assets, but not for the purpose of continuing the business for which we were organized. Our existence will continue automatically even beyond the three-year period for the purpose of completing the prosecution or defense of suits begun prior to the expiration of the three-year period, until such time as any judgments, orders or decrees resulting from such suits are fully executed. Section 281(b) will require us to pay or make reasonable provision for all then-existing claims and obligations, including all contingent, conditional, or unmatured contractual claims known to us, and to make such provision as will be reasonably likely to be sufficient to provide compensation for any then-pending claims and for claims that have not been made known to us or that have not arisen but that, based on facts known to us at the time, are likely to arise or to become known to us within ten years after November 14, 2009. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent ten years prior to distributing the funds held in the trust account to stockholders. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors that we engage (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. We have sought and will seek to have all vendors that we engage and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. Accordingly, we believe the claims that could be made against us should be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust account. However, we cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute to our public stockholders the proceeds held in the trust account promptly after November 14, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached its fiduciary duties to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

An effective registration statement may not be in place when a warrant holder desires to exercise his, her or its warrants, thus precluding such warrant holder from being able to exercise his, her or its warrants and causing such warrants to expire worthless.

No warrant held by public stockholders will be exercisable and we will not be obligated to issue shares of common stock unless, at the time such holder seeks to exercise such warrant, we have a registration statement under the Securities Act in effect covering the shares of common stock issuable upon the exercise of the warrants and a current prospectus relating to these shares of common stock. Under the terms of the warrant agreement, we have agreed to use our best efforts to have a registration statement in effect covering shares of common stock issuable upon exercise of the warrants from the date the warrants become exercisable and to maintain a current prospectus relating to these shares of common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise, whether by net cash settlement or otherwise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current, the warrants held by public stockholders may have no value, we will have no obligation to settle the warrants for cash, the market for such warrants may be limited, and such warrants may expire worthless.

A warrant holder will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise and the holder will be precluded from exercise of the warrant. At the time that the warrants become exercisable (following our completion of an initial business combination), we expect to either continue to be listed on a national securities exchange, which would provide an exemption from registration in every state, or we would register the warrants in every state (or seek another exemption from registration in such states). Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants and they may expire worthless if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

Because we have not yet selected any target business with which to complete our initial business combination, we are unable to currently ascertain the merits or risks of the business’ operations.

Because we have not yet identified a prospective target business, our stockholders currently have no basis to evaluate the possible merits or risks of the target business’ operations. To the extent we complete our initial business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of such entities. Although our management will evaluate the risks inherent in a particular target business, we cannot assure you that they will properly ascertain or assess all of the significant risk factors. Except for the limitation that a target business have a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) and be in the financial services industry, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate.

If the private placement is determined not to have been in compliance with applicable law, our sponsors may have the right to rescind their warrant purchases. Their rescission rights, if any, may require us to refund an aggregate of $5,250,000 to our sponsors, thereby reducing the amount in the trust account available to us to consummate our initial business combination, or, in the event we do not complete our initial business combination by November 14, 2009, the amount available to our public stockholders upon our liquidation.

Although we believe that we conducted the private placement in accordance with applicable law, there is a risk that the sponsors’ warrants should have been registered under the Securities Act and applicable blue sky laws. Although our sponsors have waived their rights, if any, to rescind their warrant purchases as a remedy for our failure to register these securities, their waiver may not be enforceable in light of the public policy underlying federal and state securities laws. If the sponsors bring a claim against us and successfully assert rescission rights, we may be required to refund an aggregate of $5,250,000, plus interest, to them, thereby reducing the amount in the trust account available to us to consummate our initial business combination, or, in the event we do not complete our initial business combination by November 14, 2009, the amount available to our public stockholders upon our liquidation.

Your only opportunity to evaluate and affect the investment decision regarding a potential initial business combination will be limited to voting for or against the initial business combination submitted to our stockholders for approval.

Our stockholders will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Accordingly, our stockholders’ only opportunity to evaluate and affect the investment decision regarding a potential initial business combination is limited to voting for or against the initial business combination submitted to our stockholders for approval. In addition, a proposal that a stockholder votes against could still be approved if a sufficient number of public stockholders vote for the proposed initial business combination. Alternatively, a proposal that a stockholder votes for could still be rejected if a sufficient number of public stockholders vote against the proposed initial business combination.

We will not be required to obtain an opinion from an independent investment banking firm as to the fair market value of the target business unless our board of directors is unable to independently determine the fair market value or unless we seek to acquire or merge with a registered broker-dealer.

The fair market value of a target business or businesses will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, the values of comparable businesses, earnings and cash flow, and/or book value). If our board of directors is not able to independently determine that the target business has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm that is a member of the FINRA with respect to the satisfaction of such criterion. If we wish to merge with or acquire a registered broker-dealer, we will obtain an opinion with respect to the fair market value of the target business from an independent investment bank that meets the requirements of a “qualified independent underwriter” under the FINRA rules. In all other instances, we will have no obligation to obtain or provide you with an opinion with respect to the fair market value of the target business. While our board of directors will use one or more standards generally accepted by the financial community in determining the fair market value of a target business or businesses, we cannot assure you that our board of directors will not overvalue a potential target. If the board of directors does overvalue a potential target, a stockholder’s only recourse will be to vote against the proposed business combination.

We may issue shares of our capital stock or debt securities to complete an initial business combination. Issuance of our capital stock would reduce the equity interest of our stockholders and may cause a change in control of our ownership, while the issuance of debt securities may have a significant impact on our ability to utilize our available cash.

Our amended and restated certificate of incorporation authorizes the issuance of up to 72,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Currently there are 10,500,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding warrants, including the sponsors’ warrants) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitment as of the date of this annual report, we may issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete an initial business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•                  may significantly reduce equity interest for stockholders;

•                  may subordinate the rights of holders of common stock if we issue preferred stock with rights senior to those afforded to our common stock;

•                  may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•                  may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of our company; and

•                  may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•                  default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•                  acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•                  our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•                  our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

The value of a stockholder’s investment in us may decline if any of these events occur.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the initial business combination for any number of reasons including those beyond our control such as that 30% or more of our public stockholders vote against the initial business combination and opt to have us convert their stock for a pro rata share of the trust account even if a majority of our stockholders approve the initial business combination. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Our ability to successfully effect an initial business combination and to be successful thereafter is dependent upon the efforts of our key personnel, some of whom may join us following an initial business combination.

Our ability to successfully effect an initial business combination is dependent upon the efforts of our key personnel, including David A. Minella, our chairman and chief executive officer, Patrick J. Landers, our president and a director, and James J. Cahill, our chief financial officer and secretary. We believe that our success depends on the continued service of Messrs. Minella, Landers and Cahill, at least until we have consummated an initial business combination. We cannot assure you that such individuals will remain with us for the immediate or foreseeable future. In addition, Messrs. Minella, Landers and Cahill are not required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential initial business combinations and monitoring the related due diligence. We do not have any employment agreements with, or key-man insurance on the lives of, any of these individuals. The unexpected loss of the services of any of these individuals could have a detrimental effect on us.

The role of our key personnel in the target business cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following an initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after an initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company, which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following an initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with us after the consummation of an initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the consummation of an initial business combination will not be the determining factor in our decision to proceed with any potential business combination.

Our officers’ and directors’ interests in obtaining reimbursement for any out-of-pocket expenses incurred by them may lead to a conflict of interest in determining whether a particular target business is appropriate for an initial business combination and in the public stockholders’ best interest.

Unless we consummate our initial business combination, our officers and directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account and the amount of interest income from the trust account up to a maximum of $2.75 million (subject to the holdback of a sufficient amount of interest income to pay any due and unpaid taxes on such $2.75 million) that may be released to us as working capital. These amounts are based on management’s estimates of the funds needed to finance our operations until at least November 14, 2009 and to pay expenses in identifying and consummating our initial business combination. Those estimates may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment in connection with our initial business combination or pay exclusivity or similar fees or if we expend a significant portion in pursuit of an initial business combination that is not consummated. Our officers and directors may, as part of any business combination, negotiate the repayment of some or all of any such expenses. We do not have a policy that prohibits our officers and directors from negotiating for the reimbursement of such expenses by a target business. If the owners of the target business do not agree to such repayment, this could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest. The financial interest of our officers or directors could influence our officers’ and directors’ motivation in selecting a target business and therefore there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate an initial business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not currently have and we do not intend to have any full time employees prior to the consummation of an initial business combination. All of our executive officers and certain directors are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate an initial business combination. We cannot assure you that these conflicts will be resolved in our favor. See “Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”

Certain of our executive officers, directors and sponsors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Certain of our executive officers, directors and sponsors are now, and all of them may in the future become, affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. As of the date of this annual report, Patrick J. Landers, our president and a director, is affiliated with LLM Capital Partners LLC, a private equity firm based in Boston, and Annascaul Advisors LLC, a FINRA affiliated firm, Michael P. Castine is affiliated with Sugar Hill Investments, LLC, a private investment office and consulting firm, and Dover Management LLC, an investment advisory firm, William Cvengros is affiliated with National Retirement Partners Inc., a retirement plan advisory services firm, Daniel Gressel is affiliated with Teleos Management, L.L.C., a hedge fund management firm, and William Landman is affiliated with Capital Management Systems Inc. See “Directors, Executive Officers and Corporate Governance — Conflicts of Interest.” Furthermore, each of our principals may become involved with subsequent blank check companies similar to our company, although they have agreed not to participate in the formation of, or become an officer or director of, any blank check company that may complete an initial business combination with an entity in the financial services industry until the earlier of (i) the date on which we have entered into a definitive agreement regarding our initial business combination or (ii) November 14, 2009. Additionally, our officers, directors and sponsors may become aware of business opportunities that may be appropriate for presentation to us and the other entities to which they owe contractual or other fiduciary duties. Accordingly, they may have fiduciary obligations and other conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us and we may miss out on a potential transaction.

We have entered into a business opportunity right of first review agreement with David A. Minella, our chairman and chief executive officer, who is affiliated with Flat Ridge Investments LLC, one of our sponsors, and Patrick J. Landers, our president and a director, who is affiliated with LLM Structured Equity Fund L.P. and LLM Investors L.P., two of our sponsors, James J. Cahill, our chief financial officer and secretary, William Landman, one of our directors, who is affiliated with Capital Management Systems, Inc., one of our sponsors, and Michael P. Castine, William Cvengros, Michael Downey, Daniel Gressel and John Merchant, each of whom is a director, and each of our sponsors, which provides that we will have a right of first review with respect to business combination opportunities of Messrs. Minella, Landers, Cahill, Landman, Castine, Cvengros, Downey, Gressel, Merchant and each of our sponsors, and companies or other entities that they manage or control, in the financial services industry with an enterprise value of $195 million or more. See “Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”

Certain of our directors and entities affiliated with certain of our officers and directors own shares of our common stock issued prior to our initial public offering and some of them own warrants purchased at the time of our initial public offering. These shares and warrants will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for an initial business combination.

Certain of our directors and entities affiliated with certain of our officers and directors, own shares of our common stock that were issued prior to our initial public offering in consideration for an aggregate purchase price of $25,000. Additionally, Flat Ridge Investments LLC, LLM Structured Equity Fund L.P., LLM Investors L.P. and Capital Management Systems, Inc. purchased 3,150,000, 1,646,400, 33,600 and 420,000 sponsors’ warrants, respectively, each at a purchase price of $1.00 per warrant, immediately prior to the consummation of our initial public offering. Such purchasers have waived their right to receive distributions with respect to the founders’ common stock upon our liquidation if we are unable to consummate an initial business combination. Accordingly, the founders’ common stock as well as the sponsors’ warrants will be worthless if we do not consummate an initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing an initial business combination.

Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

The AMEX may delist our securities from quotation on its exchange, which could limit securities holders’ ability to trade our securities and subject us to additional trading restrictions.

Our securities are listed on the AMEX, a national securities exchange. Although we currently satisfy the minimum initial listing standards set forth in Section 101(c) of the AMEX Company Guide, which only requires that we meet certain requirements relating to stockholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements, we cannot assure you that our securities will continue to be listed on the AMEX in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that the AMEX will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the AMEX delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•                  a limited availability of market quotations for our securities;

•                  a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•                  a limited amount of news and analyst coverage for our company; and

•                  a decreased ability to issue additional securities or obtain additional financing in the future.

We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business that may have a limited number of products or services.

Our initial business combination must be with a target business having a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of such acquisition, although this may entail the simultaneous acquisitions of several businesses or assets at the same time. However, we may not be able to acquire more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating an initial business combination with only a single entity, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•                  solely dependent upon the performance of a single business, or

•                  dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification could make us more vulnerable to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to an initial business combination.

Alternatively, if we determine to simultaneously acquire several businesses or assets, which are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations. We may seek to effect our initial business combination with one or more privately held companies, which may present certain challenges to us including the lack of available information about these companies.

In pursuing our acquisition strategy, we may seek to effect our initial business combination with one or more privately held companies. By definition, very little public information exists about these companies, and we could be required to make our decision whether to pursue a potential initial business combination on the basis of limited information.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of our initial business combination, we will offer each public stockholder (but not our initial stockholders) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the initial business combination and the initial business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Because we have no specific business combination under consideration, we have not taken any steps to secure third party financing. Therefore, we may not be able to consummate an initial business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

We may proceed with our initial business combination even if public stockholders owning up to 7,499,999 of the shares sold in our initial public offering exercise their conversion rights.

We may proceed with our initial business combination as long as public stockholders owning less than 30% of the shares (minus one share) sold in our initial public offering exercise their conversion rights. Accordingly, public stockholders holding up to 30% of the shares (minus one share) sold in our initial public offering, or 7,499,999 shares of common stock, may exercise their conversion rights and we could still consummate a proposed business combination. We have set the conversion percentage at 30% (minus one share) in order to reduce the likelihood that a small group of stockholders holding a block of our stock will be able to stop us from completing a business combination that is otherwise approved by a large majority of our public stockholders. While there are a few other offerings similar to ours that include conversion provisions greater than 20%, the 20% threshold is customary and standard for blank check companies similar to ours.

Our business combination may require us to use substantially all of our cash to pay the purchase price. In such a case, because we will not know how many stockholders may exercise such conversion rights, we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Additionally, even if our business combination does not require us to use substantially all of our cash to pay the purchase price, if a significant number of stockholders exercise their conversion rights, we will have less cash available to use in furthering our business plans following our initial business combination and may need to arrange third party financing. We have not taken any steps to secure third party financing for either situation. We cannot assure you that we will be able to obtain such third party financing on terms favorable to us or at all.

Because of our limited resources and structure, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, the obligation we have to seek stockholder approval of an initial business combination may delay the consummation of a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to consummate an initial business combination with a target business by November 14, 2009, we will be forced to liquidate.

We may be unable to obtain additional financing, if required, to complete an initial business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering, including the interest earned on the proceeds held in the trust account that may be available to us, will be sufficient to allow us to consummate an initial business combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the initial business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Even if we do not need additional financing to consummate an initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after an initial business combination.

Our initial stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our initial stockholders (including all of our officers and directors) collectively own 20% of our issued and outstanding shares of common stock. Our board of directors is divided into three classes, each of which generally serves for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of an initial business combination, in which case all of the current directors will continue in office until at least the consummation of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of an initial business combination. In the event that our sponsors, initial stockholders, officers or directors purchase additional shares of our common stock, we believe that they will vote any such shares acquired by them in favor of our initial business combination and in favor of an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence in connection with a vote to approve our initial business combination. Thus, any additional purchase of shares of our common stock by our sponsors, initial stockholders, officers or directors would likely allow them to exert additional influence over the approval of our initial business combination.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our warrants for redemption after the redemption criteria have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” and (y) the fair market value. The “fair market value” shall mean the average reported last sales prices of our common stock for the ten trading days ending on the third trading day prior to the date on which notice of redemption is sent to the holders of the warrants. If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

We may redeem warrant holders’ unexpired warrants prior to their exercise at a time that is disadvantageous to them, thereby making such warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $14.50 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. Redemption of the outstanding warrants could force a warrant holder (i) to exercise its warrants and pay the exercise price therefor at a time when it may be disadvantageous for it to do so, (ii) to sell its warrants at the then current market price when it might otherwise wish to hold such warrants or (iii) to accept the nominal redemption price that, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect an initial business combination.

We issued warrants to purchase 25,000,000 shares of common stock as part of the units in our initial public offering and the sponsors’ warrants to purchase 5,250,000 shares of common stock (an aggregate of 30,250,000 warrants). To the extent we issue shares of common stock to effect an initial business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the initial business combination. Accordingly, our warrants may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

If our initial stockholders or our sponsors or their permitted transferees exercise their registration rights with respect to the founders’ common stock or sponsors’ warrants and underlying securities, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect an initial business combination.

The initial stockholders or their permitted transferees are entitled to up to three demands that we register the resale of the founders’ common stock at any time generally commencing nine months after the consummation of our initial business combination. Additionally, our sponsors or their permitted transferees are entitled to up to three demands that we register the resale of their sponsors’ warrants and underlying shares of common stock at any time after we consummate an initial business combination. We will bear the cost of registering these securities. If such individuals exercise their registration rights with respect to all of their securities, then there will be an additional 6,250,000 shares of common stock and 5,250,000 warrants (as well as 5,250,000 shares of common stock underlying the warrants) eligible for trading in the public market. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into an initial business combination with us or will request a higher price for their securities because of the potential negative effect the exercise of such rights may have on the trading market for our common stock.

If we effect an initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect an initial business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•                  rules and regulations or currency conversion or corporate withholding taxes on individuals;

•                  tariffs and trade barriers;

•                  regulations related to customs and import/export matters;

•                  longer payment cycles;

•                  tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•                  currency fluctuations and exchange controls;

•                  challenges in collecting accounts receivable;

•                  cultural and language differences;

•                  employment regulations;

•                  crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•                  deterioration of political relations with the United States.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect an initial business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect an initial business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for stockholders in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete an initial business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Because we have invested and will continue to invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete an initial business combination, including:

•                  restrictions on the nature of our investments; and

•                  restrictions on the issuance of securities.

In addition, we may have imposed upon us certain other burdensome requirements, including:

•                  registration as an investment company;

•                  adoption of a specific form of corporate structure; and

•                  reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

Because we must furnish our stockholders with target business financial statements, we may not be able to complete an initial business combination with some prospective target businesses.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with United States generally accepted accounting principles. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with United States generally accepted accounting principles or that the potential target business will be able to prepare its financial statements in accordance with United States generally accepted accounting principles. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. These financial statement requirements may limit the pool of potential target businesses with which we may combine.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with our annual report for the year ending December 31, 2008. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause stockholders to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

There may be tax consequences associated with our acquisition, holding and disposition of target companies and assets.

We may incur significant taxes in connection with: effecting acquisitions; holding, receiving payments from, and operating target companies and assets; and disposing of target companies and assets.

Risks Related to the Financial Services Industry

Business combinations with companies with operations in the financial services industry entail special considerations and risks. If we are successful in completing a business combination with a target business with operations in the financial services industry, we will be subject to, and possibly adversely affected by, the following risks:

The financial services industry faces substantial regulatory and litigation risks and conflicts of interest, and, after the consummation of a business combination with a company in the financial services industry, we may face legal liability and reduced revenues and profitability if our services are not regarded as compliant or for other reasons.

The financial services industry is subject to extensive regulation. Many regulators, including United States and foreign government agencies and self-regulatory organizations, as well as state securities commissions and attorneys general, are empowered to conduct administrative proceedings and investigations that can result in, among other things, censure, fine, the issuance of cease-and-desist orders, prohibitions against engaging in some lines of business or the suspension or expulsion of a broker-dealer or investment adviser. The requirements imposed by regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with financial services firms and are not designed to protect our stockholders. Regulations and investigations may result in limitations on our activities such as the restrictions imposed on several leading securities firms as part of a settlement these firms reached with federal and state securities regulators and self-regulatory organizations in 2003 to resolve investigations into equity research analysts’ alleged conflicts of interest.

Governmental and self-regulatory organizations, including the SEC, the FINRA and national securities exchanges such as the New York Stock Exchange, impose and enforce regulations on financial services companies. United States self-regulatory organizations adopt rules, subject to approval by the SEC, that govern aspects of the financial services industry and conduct periodic examinations of the operations of registered broker-dealers and investment advisers. For example, United States broker-dealers are subject to rules and regulations that cover all aspects of the securities business including: sales methods and trade practices; use and safekeeping of customer funds and securities; capital structures; recordkeeping; the preparation of research; the extension of credit; and the conduct of officers and employees. The types of regulations to which investment advisers are subject are also extensive and include: recordkeeping; fee arrangements; client disclosure; custody of customer assets; and the conduct of officers and employees.

The SEC, the FINRA and various regulatory agencies also have stringent rules with respect to the maintenance of specific levels of net capital by securities brokerage firms. Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion from the FINRA and other regulatory bodies, which ultimately could prevent any broker-dealer that we acquire or acquire control of from conducting broker-dealer activities. In addition, a change in the net capital rules, the imposition of new rules or any unusually large charge against net capital could limit the operations of broker-dealers, which could harm our business if we were to consummate a business combination with a securities brokerage firm.

The regulatory environment in which we will operate is also subject to modifications and further regulations. New laws or regulations or changes in the enforcement of existing laws or regulations applicable to us may adversely affect our business, and our ability to function in this environment will depend on our ability to constantly monitor and react to these changes. For example, recently the insurance industry has been subject to a significant level of scrutiny by various regulatory bodies, including state attorneys general and insurance departments, concerning certain practices within the insurance industry. These practices include, without limitation, the receipt of contingent commissions by insurance brokers and agents from insurance companies and the extent to which such compensation has been disclosed, bid rigging and related matters. As a result of these and related matters, including actions taken by the New York State Attorney General, there have been a number of proposals to modify various state laws and regulations regarding insurance agents and brokers, including proposals by the National Association of Insurance Commissioners, that could impose additional legal obligations, including disclosure obligations, on us if we were to offer insurance or other financial products.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial services firms has been increasing. After our business combination, our engagement agreements or arrangements may include provisions designed to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be adhered to in all cases. We also will be subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things. The risk of significant legal liability is often difficult to assess or quantify and its existence and magnitude often remain unknown for substantial periods of time. As a result, we may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business.

Financial services firms are subject to numerous conflicts of interest or perceived conflicts of interest. We will need to adopt various policies, controls and procedures to address or limit actual or perceived conflicts and regularly seek to review and update our policies, controls and procedures. However, these policies, controls and procedures may result in increased costs, additional operational personnel and increased regulatory risk. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation. There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct and the precautions we take to prevent and detect this activity may not be effective in all cases.

After the consummation of our initial business combination, we will face strong competition from financial services firms, many of whom have the ability to offer clients a wider range of products and services than we may be able to offer, which could lead to pricing pressures that could materially adversely affect our revenue and profitability.

After consummation of our initial business combination in the financial services industry, we will compete with other firms — both domestic and foreign — on a number of bases, including the quality of our employees, transaction execution, our products and services, innovation, reputation and price. We may fail to attract new business and we may lose clients if, among other reasons, we are not able to compete effectively. We will also face significant competition as result of a recent trend toward consolidation in this industry. In the past several years, there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wide range of products such as loans, deposit-taking, insurance, brokerage, investment management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance and other financial services revenue in an effort to gain market share, which could result in pricing pressure on other businesses. The passage of the Gramm-Leach-Bliley Act in 1999 reduced barriers to large institutions providing a wide range of financial services products and services. We believe, in light of increasing industry consolidation and the regulatory overhaul of the financial services industry, that competition will continue to increase from providers of financial services products.

The financial services industry has inherent risks, which may affect our net income and revenues.

The financial services business is, by its nature, subject to numerous and substantial risks, including volatile trading markets and fluctuations in the volume of market activity. Consequently, our net income and revenues are likely to be subject to wide fluctuations, reflecting the effect of many factors, including: general economic conditions; securities market conditions; the level and volatility of interest rates and equity prices; competitive conditions; liquidity of global markets; international and regional political conditions; regulatory and legislative developments; monetary and fiscal policy; investor sentiment; availability and cost of capital; technological changes and events; outcome of legal proceedings; changes in currency values; inflation; credit ratings; and the size, volume and timing of transactions. These and other factors could affect the stability and liquidity of securities and future markets, and the ability of issuers, other securities firms and counterparties to perform their obligations.

A reduced volume of securities and futures transactions and reduced market liquidity generally results in lower revenues from principal transactions and commissions. Lower price levels for securities may result in a reduced volume of transactions and may also result in losses from declines in the market value of securities held in proprietary trading and underwriting accounts, particularly in volatile or illiquid markets, or in markets influenced by sustained periods of low or negative economic growth, including the risk of losses resulting from the ownership of securities, trading and the failure of counterparties to meet commitments. In particular, if we consummate a business combination with an investment management firm, our business could be expected to generate lower revenue in a market or general economic downturn. Under a typical arrangement for an investment management business, the investment advisory fees we could receive would be based on the market value of the assets under management. Accordingly, a decline in the prices of securities would be expected to cause our revenue and income to decline by:

•                  causing the value of the assets under management to decrease, which would result in lower investment advisory fees;

•                  causing negative absolute performance returns for some accounts that have performance-based incentive fees, resulting in a reduction of revenue from such fees; or

•                  causing some of our clients to withdraw funds from our investment management business in favor of investments they perceive as offering greater opportunity and lower risk, which also would result in lower investment advisory fees.

Many financial services firms face credit risks that, if not properly managed, could cause revenues and net income to decrease.

Many types of financial services firms, including banks and broker-dealers, lend funds to their customers. Among the risks all lenders face is the risk that some of their borrowers will not repay their loans. The ability of borrowers to repay their obligations may be adversely affected by factors beyond our control, including local and general economic and market conditions. A substantial portion of the loans may be secured by liens on real estate or securities. These same factors may adversely affect the value of real estate and securities as collateral. If we enter into a business combination with a firm that makes loans, we would maintain an allowance for loan losses to reflect the level of losses determined by management to be inherent in the loan portfolio. However, the level of the allowance and the amount of the provisions would only be estimates based on management’s judgment, and actual losses incurred could materially exceed the amount of the allowance or require substantial additional provisions to the allowance, either of which would likely have a material adverse effect on our revenues and net income.

Members of the United States Congress are reviewing the tax laws applicable to investment partnerships, including the taxation of “carried interest,” and these laws could be changed in a manner that materially impacts the asset management sector within the broader asset management industry.

Some members of the United States Congress are considering legislative proposals to treat all or part of the income, including capital gain and dividend income, recognized by an investment partnership and allocable to a partner affiliated with the sponsor of the partnership (i.e. “carried interest”) as ordinary income to such partner for United States federal income tax purposes. Depending on the specific provisions, the enactment of any such legislation could materially increase taxes payable by equity holders of certain asset management businesses and/or materially increase the tax liability of asset management businesses and thus reduce the value of their outstanding equity. In the event that we acquire a business in the asset management sector, any such change in the United States federal tax laws may have a material adverse effect on our profitability by increasing our tax liabilities, which could adversely affect the value of our common stock.

We may be subject to significant regulatory requirements in connection with our efforts to consummate a business combination with a financial services firm, which may result in our failure to consummate our initial business combination within the required time frame and may force us to liquidate.

Acquisitions of financial services companies are often subject to significant regulatory requirements and consents, and we will not be able to consummate a business combination with certain types of financial services companies without complying with applicable laws and regulations and obtaining required governmental or client consents. For example, if we were to attempt to acquire or acquire control of an investment management firm, we would have to obtain consents of the firm’s investment management clients or enter into new contracts with them, and there is no assurance that we would be able to obtain such consents or enter into new contracts. Similarly, if we were to attempt to acquire certain banks, we would be required to obtain the approvals of the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and/or state banking commissions. If our acquisition target were an insurance company, state insurance commissioners in the states where the insurance company does business would review an acquisition transaction and could prevent it by withholding their consent. The acquisition of a business in other sectors of the financial services industry may require similar approvals or consents.

We may not receive any such required approvals or we may not receive them in a timely manner, including as a result of factors or matters beyond our control. Satisfying any statutory or regulatory requirements may delay the date of our completion of our initial business combination beyond the required time frame (November 14, 2009). If we fail to consummate our initial business combination by November 14, 2009, we may be forced to liquidate.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.          PROPERTIES

We maintain our principal executive offices at 695 East Main Street, Stamford, Connecticut and also lease office space at 265 Franklin Street, 20th Floor, Boston, Massachusetts. The cost for this space is included in the $4,500 and $3,000 monthly fees that we pay to Teleos Management, L.L.C., a company that is affiliated with Daniel Gressel, one of our directors, and LLM Capital Partners LLC, an entity affiliated with Patrick J. Landers, our president and a director, LLM Structured Equity Fund L.P. and LLM Investors, L.P., respectively, for general and administrative services, including office space, utilities and administrative support, commencing on the effective date of our initial public offering and terminating upon consummation of our business combination or the distribution of the trust account to our public stockholders. We believe, based on fees for similar services in the Stamford, Connecticut and Boston, Massachusetts metropolitan areas, that the fee charged by each of Teleos Management, L.L.C. and LLM Capital Partners LLC, is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3.          LEGAL PROCEEDINGS

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, which consist of one share of our common stock, par value $0.0001 per share, and one warrant to purchase one share of our common stock, trade on the AMEX under the symbol “PAX.U.” Our warrants and common stock have traded separately on the AMEX under the symbols “PAX.WS” and “PAX,” respectively, since December 3, 2007. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $7.50 commencing on the later of our consummation of an initial business combination or February 14, 2009. Our warrants will expire at 5:00 p.m., New York City time, on November 14, 2012, or earlier upon redemption.

The following table sets forth, for the calendar quarter indicated, the high and low closing sales prices per unit, warrant and share of common stock, respectively, as reported on the AMEX. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Units(1)		Warrants(2)		Common Stock(3)
Quarter ended	High	Low	High	Low	High	Low

First Quarter*	—	—	—	—	—	—
Second Quarter*	—	—	—	—	—	—
Third Quarter *	—	—	—	—	—	—
Fourth Quarter (November 15, 2007 to December 31, 2007)	$9.95	$9.67	$0.90	$0.65	$9.10	$8.91

(1)            Represents the high and low closing sales prices from our first day of trading on November 15, 2007 through December 31, 2007.

(2)            Represents the high and low closing sales prices from December 3, 2007, the date that our warrants first became separately tradable, through December 31, 2007.

(3)            Represents the high and low closing sales prices from December 3, 2007, the date that our common stock first became separately tradable, through December 31, 2007.

*               No amounts are included as none of our securities commenced trading on the AMEX until November 15, 2007.

Source:  American Stock Exchange 2008. 28 February 2008. <http://www.amex.com/>

Holders

As of March 10, 2008, we had 1 holder of record of our units, 11 holders of record of our common stock and 5 holders of record of our warrants.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of our initial business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any dividends subsequent to our initial business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. If, after we consummate our initial business combination, we become a holding company with a risk-bearing operating company subsidiary, the ability of that subsidiary to pay dividends to our stockholders, either directly or through us, may be limited by statute or regulation.

Performance

The graph below compares the cumulative total return of our common stock from December 3, 2007, the date that our common stock first became tradable separately, through December 31, 2007 with the comparable cumulative return of two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index and the Dow Jones Industrial Average Index over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Recent Sales of Unregistered Securities

(a)                                  During the past three years, we sold the following shares of common stock without registration under the Securities Act:

Stockholders	Number of Shares

Flat Ridge Investments LLC	2,587,500
LLM Structured Equity Fund L.P.	1,690,500
LLM Investors L.P.	34,500

The foregoing shares, which we refer to herein as the founders’ common stock, were issued on July 18, 2007 pursuant to the exemptions from registration contained in Section 4 (2) and Regulation S of the Securities Act. The shares were sold for an aggregate offering price of $25,000. No underwriting discounts or commissions were paid with respect to such sales. Subsequent to the purchase of these shares, (i) Flat Ridge Investments LLC transferred at cost an aggregate of 431,252 of these shares to SJC Capital LLC, an entity affiliated with William Cvengros, one of our directors, and Michael P. Castine, Michael Downey and Daniel Gressel, each of whom is a director, (ii) LLM Structured Equity Fund L.P. and LLM Investors L.P. transferred at cost an aggregate of 345,000 of these shares to Capital Management Systems, Inc., (iii) LLM Structured Equity Fund L.P., LLM Investors L.P. and Capital Management Systems, Inc. transferred at cost an aggregate of 215,625 of these shares to James J. Cahill, our chief financial officer and secretary, (iv) LLM Structured Equity Fund L.P. transferred at cost an aggregate of 64,688 of these shares to James J. Cahill and (v) SJC Capital LLC, LLM Structured Equity Fund L.P., LLM Investors L.P., Michael P. Castine, Michael Downey, Daniel Gressel and Capital Management Systems, Inc. transferred at cost an aggregate of 161,721 of these shares to Flat Ridge Investments LLC. On October 16, 2007, the aggregate outstanding 4,312,500 shares of common stock were increased to 7,187,500 shares of common stock as a result of a 5-for-3 stock split declared by our board of directors. Subsequent to the stock split, Flat Ridge Investments LLC, LLM Structured Equity Fund L.P., LLM Investors L.P. and Capital Management Systems, Inc. transferred at cost an aggregate of 158,724 of these shares to John Merchant, one of our directors. We refer to each of the foregoing individuals and entities as our initial stockholders herein. On December 21, 2007, 937,500 of such shares were repurchased by the company for $0.0001 per share following expiration of the underwriters’ over-allotment option granted in connection with our initial public offering.

During the past three years, we sold the following warrants without registration under the Securities Act:

Warrant holders	Number of Warrants

Flat Ridge Investments LLC	3,150,000
LLM Structured Equity Fund L.P.	1,646,400
LLM Investors L.P.	33,600
Capital Management Systems, Inc.	420,000

The foregoing warrants were issued on November 20, 2007 pursuant to the exemptions from registration contained in Section 4(2) and Regulation S of the Securities Act. The warrants were sold for an aggregate offering price of $5,250,000 at a purchase price of $1.00 per warrant. No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds from our Initial Public Offering and Private Placement

On November 20, 2007, we closed our initial public offering of 25,000,000 units with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $7.50 per share. All of the units registered were sold at an offering price of $10.00 per unit and generated gross proceeds of $250,000,000. The securities sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-145110). The SEC declared the registration statement effective on November 14, 2007. Citigroup Global Markets Inc. served as the lead underwriter in our initial public offering.

Of the gross proceeds from our initial public offering: (i) we deposited $241,750,000 into a trust account at JP Morgan Chase Bank, NA, maintained by Continental Stock Transfer & Trust Company, as trustee, which amount included $10,000,000 of contingent underwriting discount; (ii) the underwriters received $7,500,000 as underwriting discount (excluding the contingent underwriting discount); and (iii) we retained $700,000 for offering expenses, plus $50,000 for working capital. In addition, we deposited into the trust account $5,250,000 that we received from the private placement of the sponsors’ warrants. None of the offering proceeds were paid directly or indirectly to any of our officers, directors or 10% stockholders. The net proceeds deposited into the trust account remain on deposit in the trust account, and have earned interest of approximately $1.1 million through December 31, 2007.

Following the consummation of our initial public offering through December 31, 2007, we incurred an aggregate of $72,845 in additional expenses, which consists of approximately $8,941 for director and officer insurance and other insurance, $24,996 for legal and accounting fees unrelated to our initial public offering, $18,719 for Delaware franchise taxes, $11,750 in the aggregate to Teleos Management, L.L.C. and LLM Capital Partners LLC, through December 31, 2007 for our office space and other general and administrative services and $8,439 for other expenses. We also accrued an income tax provision of $392,498.

The net remaining proceeds from the initial public offering after deducting the underwriting discounts and commissions, the offering expenses and all other expenditures through December 31, 2007 were approximately $248,138,616, which consists of $58,075 of cash held outside the trust account, $248,080,541 held in the trust account, including accrued interest of $739,654.

Issuer Repurchases

PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans

November 1, 2007 to November 30, 2007	0		$	N/A	N/A	N/A
December 1, 2007 to December 31, 2007	937,500	(1)		0.0001	N/A	N/A

Total	937,500				N/A

_____________________

(1)           On December 21, 2007, 937,500 shares held by our initial stockholders were repurchased by the company for $0.0001 per share following expiration of the underwriters’ over-allotment option granted in connection with our initial public offering.

ITEM 6.

SELECTED FINANCIAL DATA

The following table summarizes the relevant financial data for our business and should be read in conjunction with our financial statements, and the notes and schedules related thereto, which are included in this annual report. To date, our efforts have been limited to organizational activities, activities relating to our initial public offering and sourcing a suitable business combination candidate. Because we have not had any significant operations to date, only balance sheet data is presented.

December 31, 2007

Cash	$58,075
Cash held in Trust Account (including accrued interest of $739,654)	$248,080,541
Working capital	$237,685,100
Total assets	$248,161,221
Total liabilities	$10,476,121
Common stock, subject to possible conversion at $9.88 per share	$74,099,990
Total stockholders’ equity	$163,585,110

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We were formed on July 9, 2007 to consummate a merger, capital stock exchange, asset acquisition, reorganization or other similar business combination with one or more businesses or assets in the financial services industry. Our initial business combination must be with a business or businesses whose collective fair market value is in excess of 80% of the balance in the trust account (excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of the initial business combination.

To fund pre-offering expenses associated with our initial public offering, Flat Ridge Investments LLC, LLM Structured Equity Fund L.P. and LLM Investors L.P. advanced an aggregate of $200,000 to us in exchange for a promissory note, without interest, which was repaid from the proceeds of our initial public offering.

On November 20, 2007, we completed our initial public offering of 25,000,000 units. Each unit consists of one share of our common stock, par value $0.0001 per share, and one warrant entitling the holder to purchase one share of our common stock at a price of $7.50. The public offering price of each unit was $10.00, and we generated gross proceeds of $250,000,000 in our initial public offering. Of the gross proceeds: (i) we deposited $241,750,000 into a trust account at JP Morgan Chase Bank, NA, maintained by Continental Stock Transfer & Trust Company, as trustee, which included $10,000,000 of contingent underwriting discount; (ii) the underwriters received $7,500,000 as underwriting discount (excluding the contingent underwriting discount); and (iii) we retained $700,000 for offering expenses, plus $50,000 for working capital. In addition, we deposited into the trust account $5,250,000 that we received from the private placement of the sponsors’ warrants.

On December 21, 2007, upon the expiration of the underwriters’ over-allotment option granted in connection with our initial public offering, we repurchased an aggregate of 937,500 shares of founders’ common stock from our initial stockholders at a price equal to $0.0001 per share.

We intend to use substantially all of the funds held in the trust account, less the payment due the underwriter for the deferred underwriting discount, to acquire a target business. However, as long as we consummate our initial business combination with one or more target businesses with a fair market value in excess of 80% of the balance in the trust account (excluding the amount held in the trust account representing the underwriters’ deferred discount), we may use the assets in the trust account for any purpose we may choose. To the extent that our capital stock or debt is used in whole or in part as consideration to consummate our initial business combination, the remaining proceeds held in the trust account will be used as working capital, including director and officer compensation, change-in-control payments or payments to affiliates, or to finance the operations of the target business, make other acquisitions and pursue our growth strategies.

We believe that the funds available to us outside of the trust account of $50,000 and up to $2,750,000 of the interest earned on the trust account that may be released to us will be sufficient to allow us to operate through at least November 14, 2009, assuming that our initial business combination is not consummated during that time. During this period, although we are not required to, we intend to use these funds to identify and evaluate prospective acquisition candidates, to perform business due diligence on prospective target businesses, to travel to and from offices or similar locations of prospective target businesses, to select the target business to acquire and to structure, negotiate, and consummate our initial business combination.

We anticipate that we will incur approximately $1,300,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigation, structuring and negotiating of our initial business combination, $180,000 in the aggregate for the administrative fee payable to Teleos Management, L.L.C. and LLM Capital Partners LLC ($4,500 and $3,000, respectively, per month for 24 months), $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, and $1,220,000 for general working capital that can be used in connection with our acquisition plans. We do not believe that we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through an offering of debt or equity securities if funds are required to consummate a business combination that is presented to us, although we have not entered into any such arrangements and have no current intention of doing so.

As indicated in the accompanying financial statements, at December 31, 2007, we had $58,075 in cash and $247,340,887 in cash held in the trust account, plus $739,654 of accrued interest. Further, we have incurred, and expect to continue to incur, significant costs in pursuit of our financing and acquisition plans. We cannot assure stockholders that our plan to consummate our initial business combination will be successful.

For the period from July 9, 2007 (date of inception) through December 31, 2007, we had a net income of $615,198, consisting of interest income of approximately $1.1 million less costs attributable to organization, formation and general and administrative expenses of $72,845 and net of a provision for income taxes of $392,498. Through December 31, 2007 we did not engage in any significant operations. Our activities from inception through December 31, 2007 were to prepare for our initial public offering and begin the identification of a suitable business combination candidate.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with general accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have determined that we currently are not subject to any critical accounting policies.

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

New Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  This interpretation clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  Specifically, FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements.  Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods of income taxes, as well as the required disclosure and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect of the adoption of SFAS 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB No. 115,” (“SFAS 159”). SFAS 159 allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The Company is currently evaluating the effect of the adoption of SFAS 159 will have on its financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To date, our efforts have been limited to organizational activities, activities relating to our initial public offering and the identification of a target business. We have neither engaged in any operations nor generated any revenues. As the proceeds from our initial public offering held in the trust account have been invested in short term investments, our only market risk exposure relates to fluctuations in interest.

As of December 31, 2007, $248,080,541 of the net proceeds of our initial public offering (including accrued interest) was held in the trust account for the purposes of consummating our initial business combination. Continental Stock Transfer & Trust Company, the trustee, has invested the money held in the trust account at JPMorgan Chase Bank, NA.

We have not engaged in any hedging activities since our inception on July 9, 2007. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements are attached hereto beginning on page F-1.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic filings with the SEC under the Exchange Act, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. Management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of December 31, 2007. Based upon that evaluation, management has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. During our fiscal quarter ended December 31, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
David A. Minella	55	Chairman of the Board and Chief Executive Officer
Patrick J. Landers	52	Director and President
James J. Cahill	44	Chief Financial Officer and Secretary
Michael P. Castine	53	Director
William Cvengros	59	Director
Michael Downey	64	Director
Daniel Gressel	54	Director
William Landman	55	Director
John Merchant	59	Director

David A. Minella — Chairman of the Board and Chief Executive Officer.  Mr. Minella has been our chairman and chief executive officer since our inception in July, 2007. Mr. Minella has been the managing member of Minella Capital Management LLC, a financial services advisory firm, since December, 2006 and the managing member of Flat Ridge Investments LLC, a private investment vehicle, since July, 2007. Between 1997 and March, 2007, Mr. Minella served as the CEO and a director of Value Asset Management LLC, or VAM, a strategic investment management holding company. At VAM, Mr. Minella was responsible for its overall business strategy, acquisitions and financial results. Under Mr. Minella’s leadership, VAM acquired a controlling interest in five separate investment management firms: Dalton Hartman Greiner and Maher, New York, NY; Harris Bretall Sullivan and Smith, San Francisco, CA; Hillview Capital Advisors, LLC, New York, NY; Grosvenor Capital Management LP, Chicago, IL; and MDT Advisers LLC, Cambridge, MA. All of the original acquisitions have been sold. From 1995 to 1997, Mr. Minella was the president and CEO of the asset management division of Liechtenstein Global Trust, or LGT, a wealth and asset management firm, where he was responsible for the overall business strategy and financial results. During Mr. Minella’s tenure as LGT’s CEO, he also led LGT’s acquisition of Chancellor Capital Management, a large United States equity investment firm. Mr. Minella originally joined the LGT group in 1987 as the head of its United States subsidiaries, GT Capital Management and GT Global. Mr. Minella established its United States mutual fund business through the broker-dealer community, reestablished LGT’s institutional separate account capabilities, and developed the firm’s global equity sector expertise. Currently, Mr. Minella serves as a director of Lindsell Train Japan Fund and Lindsell Train Global Media Fund, both offshore hedge funds managed out of London, UK. In addition, Mr. Minella is a member of the Executive Council at Bunker Hill Capital Management, a private equity firm in Boston, Massachusetts, the former chairman of the board of directors of MDT Advisers LLC and a former board member of the Investment Company Institute. Mr. Minella holds a B.S. in accounting from Bentley College.

Patrick J. Landers — Director and President.  Mr. Landers has been a director and our president since August, 2007. Mr. Landers currently serves as the president and CEO of Annascaul Advisors LLC, a FINRA member firm, and a managing director of LLM Capital Partners LLC, a private equity firm based in Boston. Mr. Landers has served in these capacities since 2003 and 2004, respectively. From 2001 to 2003, Mr. Landers was president of Landers Partners LLC, a financial advisory firm that he founded. From 1981 until 2001, Mr. Landers was an investment banker at Dillon, Read & Co. Inc., an investment banking firm, and subsequently at UBS AG, an investment banking firm, after UBS AG’s acquisition of Dillon, Read & Co. Inc. Mr. Landers currently serves as a director of The Endurance International Group, Inc., a web hosting company. Mr. Landers has also served as a director of Connell Limited Partnership, an industrial conglomerate, Haas Publishing Company, a publishing company, and Student/Sponsor Partners, a New York educational foundation established to help disadvantaged youth attain a quality high school education. Mr. Landers is a graduate of Williams College and received his M.P.P.M. from Yale University.

James J. Cahill — Chief Financial Officer and Secretary.  Mr. Cahill has been our chief financial officer and secretary since September, 2007. Mr. Cahill has served as the chief financial officer of Minella Capital Management LLC, an entity affiliated with David A. Minella, our chairman and chief executive officer, since October 2007. From 2004 to August, 2007, Mr. Cahill was the managing member of Milestone Business Developments LLC, a financial advisory firm that he co-founded. In 1995, Mr. Cahill joined Value Asset Management LLC, or VAM, a strategic investment management holding company, as a vice president. From January, 2001 to 2004, Mr. Cahill served as an executive vice president and the chief financial officer of VAM and from December, 2001 to 2004, Mr. Cahill served as a director. At VAM, Mr. Cahill was responsible for acquisitions and financial administration. From August, 2002 to June, 2004, Mr. Cahill was the chief financial officer of MDT Advisers LLC, a subsidiary of VAM, and is a former director of that firm. Mr. Cahill received an M.B.A. from the University of Pennsylvania’s Wharton School of Business in 1991 and a B.S. in mechanical engineering from Boston University in 1985.

Michael P. Castine — Director.  Mr. Castine has been a director since August, 2007. Mr. Castine is the chief executive officer of Sugar Hill Investments, LLC, or Sugar Hill, a private investment office and consulting firm that he founded in 2007.  Previously Mr. Castine served as the president of Dover Management LLC, an investment advisory firm, from 2003 to 2007, and a member of Dover Corporate Responsibility Management LLC, a mutual fund investment firm, from 2005 to 2007. From 1999 to 2003, Mr. Castine served as a partner and global sector head in the executive search division of TMP Worldwide. Prior to 1999, Mr. Castine was a partner of the Highland Group, an executive recruiting firm, which he and his partners sold to TMP Worldwide in 1999. Previously, from 1987 to 1997, Mr. Castine was employed by Spencer Stuart, an executive recruiting firm, where he built the investment management practice and co-headed the financial services practice including investment management, investment banking, insurance, real estate, private banking and private equity on a global platform. Mr. Castine also served as the Director of International Communication and Information for the National Security Council from 1986 to 1987 and as the Deputy Director of the Office of Private Sector Initiatives in the White House under President Ronald Reagan from 1981 to 1984. In addition, from 1979 to 1981, he worked for the United States House of Representatives as an aid to Congressman Jack Kemp. Mr. Castine currently serves on the board of several nonprofit organizations including Brunswick School, the Communities in Schools Leadership Council, Connecticut Chapter of the Knights of Malta, and the Ronald Reagan Presidential Library Foundation. Mr. Castine has a masters degree in public administration from Harvard University and a B.A. in political science from Fredonia College.

William Cvengros — Director.  Mr. Cvengros has been a director since August, 2007. Mr. Cvengros is the managing member and chief executive officer of SJC Capital LLC, his personal consulting and investment business, which was formed in 2002. Mr. Cvengros joined National Retirement Partners, Inc., a retirement plan advisory services firm, in an advisory capacity in March, 2005, and has served as chairman of the board of directors since December, 2005. From 2002 to 2004, Mr. Cvengros was a venture partner and advisory board member of the Edgewater Funds, a private equity firm. From its inception in 1998 until its sale in 2005, Mr. Cvengros was chairman of the board of directors of PacketVideo Corporation, a privately-held company providing wireless multi-media software and services for mobile applications. From 1994 to 2000, Mr. Cvengros served as the CEO, president and a director of PIMCO Advisors Holdings L.P., a publicly traded investment management firm, from 1986 to 1994, he served as chairman of the board of directors of Pacific Investment Management Company, an investment management firm, and from 1990 to 1994, he served as vice chairman of the board of directors and chief investment officer of Pacific Life Insurance Company, an insurance company. Mr. Cvengros currently serves as a director of HK Enterprise Group, a producer of gourmet foods, and ACG Corporation, an aviation equipment trust sponsored by Pacific Life. Mr. Cvengros received an M.B.A. from Northwestern University’s Kellogg Graduate School of Management in 1972 and a B.A. in economics from the University of Notre Dame in 1970. Mr. Cvengros is also a Chartered Financial Analyst.

Michael Downey — Director.  Mr. Downey has been a director since September, 2007. Since 2002, Mr. Downey has been a private investor. In May, 2003, Mr. Downey was appointed as an independent consultant to Bear Stearns, Inc., an investment banking and securities brokerage firm, and since that time he has been responsible for the procurement of independent research according to a 2003 settlement agreement between the SEC, NASD (now the FINRA), New York Stock Exchange, and ten of the largest United States investment firms to address issues of conflicts of interest within their businesses. From 1997 to December 2003, Mr. Downey was the managing partner of Lexington Capital, L.L.C., a private investment advisory firm. From 1993 to 1996, Mr. Downey was a private investor. From 1968 to 1993, Mr. Downey was employed at Prudential Securities, Inc., an investment firm, in various roles, most recently as chairman and CEO of Prudential Mutual Fund Management. Mr. Downey currently serves as chairman of the board of directors of Asia Pacific Fund, Inc., a closed-end fund, and a director of The Merger Fund, an open-end mutual fund, and Alliance Bernstein Mutual Funds. Formerly, Mr. Downey served as a director of Value Asset Management LLC. Mr. Downey received an M.B.A. from Syracuse University and a B.A. in economics from Le Moyne College.

Daniel Gressel — Director.  Mr. Gressel has been a director since August, 2007. Mr. Gressel formed Teleos Management, L.L.C., a hedge fund management firm, in 1991 and since such time has served as its president, managing member and portfolio manager. Prior to forming Teleos Management, L.L.C., Mr. Gressel was a portfolio manager at G.T. Capital Management, an investment management firm, from 1988 to 1991. From 1986 to 1988, he worked as an economist for G.T. Management (Asia) in Hong Kong and, from 1984 to 1986, he traded futures and options for his own account on the Comex and New York Futures Exchange. Mr. Gressel currently serves as a director of Teleos Asset Management, LLC and the Yankee Institute, a public policy think tank. Mr. Gressel received a B.S. in business administration from Ohio State University, and an M.A. and Ph.D. in economics from the University of Chicago.

William Landman — Director.  Mr. Landman has been a director since September, 2007. Mr. Landman has been a vice-president and director of CMS Fund Advisors, Inc., an investment advisory firm, since its inception in 2002. Mr. Landman joined CMS Investment Resources, Inc., a broker-dealer firm, and Capital Management Systems, Inc., an insurance and investment firm, as a principal in 1987. Mr. Landman has served as a vice president of CMS Investment Resources, Inc. since 1987, and has served as a director of that firm since May, 2003. Mr. Landman has served as a vice president and a director of Capital Management Systems, Inc. since May, 2003. Mr. Landman received a J.D. from the University of Pittsburgh Law School and a B.A. from the University of Pittsburgh. Mr. Landman is admitted to the Florida and Pennsylvania Bars.

John Merchant, C.P.A. — Director.  Mr. Merchant has been a director since October, 2007. Mr. Merchant is the owner and a director of Cullen, Murphy & Co., P.C., a public accounting firm located in Massachusetts, and has served as its president since 1996. Mr. Merchant has been employed by the firm since 1981 and, prior to becoming president, held various positions including staff accountant, manager, and vice-president. Mr. Merchant is a certified public accountant and received a B.A. degree in accounting, an M.S. degree in finance, and an M.S. degree in taxation from Bentley College.

Number and Terms of Office of Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Michael P. Castine and William Landman, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of William Cvengros, Michael Downey and Daniel Gressel, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of David A. Minella, Patrick J. Landers and John Merchant, will expire at the third annual meeting of stockholders.

These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating our initial business combination. Collectively, through their positions described above, our directors have extensive experience in the financial services and private equity businesses.

Director Independence

The AMEX requires that a majority of our board of directors must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors has determined that each of Michael P. Castine, William Cvengros, Michael Downey, Daniel Gressel and John Merchant is an independent director as such term is defined under the rules of the AMEX and Rule 10A-3 of the Exchange Act. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

We will not enter into our initial business combination with an entity that is affiliated with any of our officers, directors, sponsors or initial stockholders. All affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. All affiliated transactions must be approved by a majority of our independent and disinterested directors.

Audit Committee

Our board of directors has established a standing audit committee, which consists of Michael P. Castine, William Cvengros, Michael Downey, Daniel Gressel and John Merchant as the chairman, each of whom has been determined to be “independent” as defined in Rule 10A-3 of the Exchange Act and the rules of the AMEX. The audit committee’s duties, which are specified in our audit committee charter, include, but are not limited to:

•                  reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board of directors whether the audited financial statements should be included in our annual report;

•                  discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•                  discussing with management major risk assessment and risk management policies;

•                  monitoring the independence of the independent auditor;

•                  verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•                  inquiring and discussing with management our compliance with applicable laws and regulations;

•                  pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•                  appointing or replacing the independent auditor;

•                  determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•                  establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports that raise material issues regarding our financial statements or accounting policies;

•                  monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

•                  reviewing and approving all payments made to our initial stockholders, sponsors, officers or directors and their respective affiliates, other than a payment of an aggregate of $7,500 per month to Teleos Management, L.L.C., an entity affiliated with Daniel Gressel, one of our directors, and LLM Capital Partners LLC, an entity affiliated with Patrick J. Landers, our president and a director, LLM Structured Equity Fund L.P. and LLM Investors L.P., for office space, secretarial and administrative services. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who, as required by the AMEX, are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the AMEX that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that John Merchant satisfies the AMEX’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Our board of directors has established a standing nominating committee, which consists of Michael P. Castine, William Cvengros, Daniel Gressel and Michael Downey, each of whom is an independent director under the AMEX’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the nominating committee charter, generally provide that persons to be nominated:

•                  should have demonstrated notable or significant achievements in business, education or public service;

•                  should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•                  should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Acquisition Committee

Our board of directors has established a standing acquisition committee, which consists of David A. Minella, Patrick J. Landers and Michael Downey. The acquisition committee is responsible for considering potential target businesses for our initial business combination. Pursuant to our amended and restated bylaws, our board of directors will not have authority to consider a potential initial business combination opportunity unless and until the acquisition committee has first unanimously recommended such initial business combination opportunity to the board of directors.

Code of Ethics and Committee Charters

We have adopted a code of ethics, which establishes standards of ethical conduct applicable to all of our officers, directors and employees. You will be able to review our code of ethics, as well as our committee charters, by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Conflicts of Interest

Our stockholders should also be aware of the following other potential conflicts of interest:

•                  None of our officers and directors is required to commit his full time to our affairs and, accordingly, he may have conflicts of interest in allocating his time among various business activities.

•                  Our directors and members of our management team may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Some of our officers and directors are now and may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company, although each of our officers, directors and sponsors has agreed not to participate in the formation of, or become an officer or director of, any blank check company that may complete an initial business combination with an entity in the financial services industry until the earlier of (i) the date on which we have entered into a definitive agreement regarding our initial business combination or (ii) November 14, 2009.

•                  The founders’ common stock and sponsors’ warrants are subject to transfer restrictions (and in the case of the sponsors’ warrants, restrictions on exercise) and will not be released from escrow until specified dates after consummation of our initial business combination. In addition, the sponsors’ warrants purchased by the sponsors and any warrants which our initial stockholders, sponsors, officers and directors purchased in our initial public offering or may purchase in the aftermarket will expire worthless if an initial business combination is not consummated. Additionally, our initial stockholders, including our directors, will not receive liquidation distributions with respect to any of their founders’ common stock. For the foregoing reasons, our board of directors may have a conflict of interest in determining whether a particular target business is appropriate to effect an initial business combination with.

•                  Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were included by a target business as a condition to any agreement with respect to an initial business combination.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•                  the corporation could financially undertake the opportunity;

•                  the opportunity is within the corporation’s line of business; and

•                  it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board of directors evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, we have entered into a business opportunity right of first review agreement with David A. Minella, our chairman and chief executive officer, who is affiliated with Flat Ridge Investments LLC, one of our sponsors, Patrick J. Landers, our president and a director, who is affiliated with LLM Structured Equity Fund L.P. and LLM Investors L.P., two of our sponsors, James J. Cahill, our chief financial officer and secretary, William Landman, one of our directors, who is affiliated with Capital Management Systems, Inc., one of our sponsors, and Michael P. Castine, William Cvengros, Michael Downey, Daniel Gressel and John Merchant, each of whom is a director, and each of our sponsors, which provides that from November 14, 2007 until the earlier of the consummation of our initial business combination or our liquidation in the event we do not consummate an initial business combination, we will have a right of first review with respect to business combination opportunities of which Messrs. Minella, Landers, Cahill, Landman, Castine, Cvengros, Downey, Gressel, Merchant and each of our sponsors, and companies or other entities that they manage or control become aware, in the financial services industry with an enterprise value of $195 million or more.

In connection with the vote required for our initial business combination, all of the initial stockholders, have agreed to vote the founders’ common stock in accordance with the vote of the public stockholders owning a majority of the shares of our common stock sold in our initial public offering. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to the founders’ common stock. If they purchased shares of common stock as part of our initial public offering or if they purchase shares in the open market, however, they would be entitled to vote such shares as they choose on a proposal to approve an initial business combination; however, in no event could they exercise conversion rights and convert their shares into a portion of the trust account.

To further minimize potential conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our officers, directors, sponsors or initial stockholders, including any businesses that are either portfolio companies of our initial stockholders or sponsors or any entity affiliated with our officers, directors, initial stockholders or sponsors. Furthermore, in no event will any of our initial stockholders, sponsors, officers or directors, or any of their respective affiliates, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate the consummation of an initial business combination.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and 10% stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the fiscal year ended December 31, 2007, all 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met in a timely manner, other than the following: Each of Patrick J. Landers, an executive officer and director, LLM Advisors LLC, LLM Advisors, L.P., LLM Structured Equity Fund L.P. and LLM Investors L.P. filed a Form 3 reporting an initial statement of beneficial ownership, one day after the applicable deadline.  Daniel Gressel, a director, filed a Form 4 reporting the purchase of warrants on December 3, 2007, after the applicable deadline.

Promoters

Each of Flat Ridge Investments LLC and David A. Minella may be deemed our “promoters” as that term is defined under United States federal securities laws.

ITEM 11.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

None of our executive officers has received any cash or other compensation for services rendered to us in any capacity. Commencing on November 14, 2007, the date of our prospectus related to our initial public offering, through the consummation of our initial business combination or our liquidation, pursuant to a letter agreement, we have paid and will continue to pay Teleos Management, L.L.C., an entity affiliated with Daniel Gressel, one of our directors, and LLM Capital Partners LLC, an entity affiliated with Patrick J. Landers, our president and a director, LLM Structured Equity Fund L.P. and LLM Investors L.P., a fee of $4,500 and $3,000, respectively, per month for office space and administrative services, including secretarial support. This arrangement has been agreed to by Teleos Management, L.L.C. and LLM Capital Partners LLC for our benefit and is not intended to provide Mr. Gressel or Mr. Landers compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party. Other than the fees payable to Teleos Management, L.L.C. and LLM Capital Partners LLC, no compensation of any kind, whether from us or any entity affiliated with us, including finders’ fees, consulting fees or other similar compensation, will be paid to awarded to or earned by any of our initial stockholders, sponsors, officers or directors, in each case in any capacity, or to any of their respective affiliates, for any services rendered prior to or in connection with the consummation of our initial business combination. However, such individuals and entities will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses; provided, however, that to the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account and interest income of up to $2.75 million on the balance in the trust account (subject to the holdback of a sufficient amount of interest income to pay any due and unpaid taxes on such $2.75 million), such out-of-pocket expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all payments made to our initial stockholders, sponsors, officers and directors, and any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee Interlocks and Insider Participation

Because none of our officers or directors presently receive compensation from us, we do not presently have a compensation committee.

No members of our board of directors has a relationship that would constitute an interlocking relationship with executive officers or directors of the company or another entity.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis with management, and, based on such review and discussion, the board of directors determined that the Compensation, Discussion and Analysis be included in this annual report.

Independent Board Members:

Michael P. Castine

William Cvengros

Michael Downey
Daniel Gressel
John Merchant

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 10, 2008, by each person who is known by us to own beneficially more than 5% of our outstanding shares of common stock.

Name of Beneficial Owner (1)	Amount of Beneficial Ownership of Common Stock	Percent of Common Stock(2)
Flat Ridge Investments LLC (3)	3,271,753	10.5%
HBK Investments L.P. (4)	3,050,000	9.8%
The Baupost Group, L.L.C. (5)	2,500,000	8.0%
QVT Financial LP (6)	2,606,200	8.3%
Andrew M. Weiss (7)	2,124,600	6.8%

(1)           Except as set forth in the footnotes to this table, the persons named in the table above have sole voting and dispositive power with respect to all shares shown as beneficially owned by them.

(2)           Amount and applicable percentage of ownership is based on 31,250,000 shares of our common stock outstanding on March 10, 2008, which in some instances results in a different percentage than reported by the beneficial owners on their respective 13G filings.

(3)           David A. Minella is the Managing Member of Flat Ridge Investments LLC, and may be deemed to beneficially own the same number of shares of common stock reported by Flat Ridge Investments LLC.  Mr. Minella disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.  Mr. Minella and Flat Ridge Investments LLC have shared voting and dispositive power with respect to all of the reported shares of common stock.  The business address of Flat Ridge Investments LLC is 814 Hollow Tree Ridge Road, Stamford, Connecticut 06901, and the business address of Mr. Minella is 695 East Main Street, Stamford, Connecticut 06901.  The foregoing information was derived from a Schedule 13G filed with the SEC on February 14, 2008.

(4)           Amount shown is the aggregate number of shares of common stock beneficially owned by HBK Investments L.P., HBK Services LLC, HBK Partners II L.P., HBK Management LLC and HBK Master Fund L.P (the “HBK Entities”).  The HBK Entities have shared voting and dispositive power with respect to all of the reported shares of common stock.  The business address of each of the HBK Entities is 300 Crescent Court, Suite 700, Dallas, Texas 75201.  The foregoing information was derived from a Schedule 13G filed with the SEC on February 8, 2008.

(5)           The Baupost Group, L.L.C. (“Baupost”) is a registered investment adviser.  SAK Corporation is the Manager of Baupost.  Seth A. Klarman, as the sole director of SAK Corporation and a controlling person of Baupost, may be deemed to beneficially own the same number of shares of common stock reported by Baupost.  Shares of common stock reported as being beneficially owned by Baupost include shares of common stock purchased on behalf of various investment limited partnerships.  The business address of each of Baupost, SAK Corporation and Mr. Klarman is 10 St. James Avenue, Suite 1700, Boston, Massachusetts 02116. The foregoing information was derived from a Schedule 13G filed with the SEC on February 13, 2008.

(6)           QVT Financial LP (“QVT Financial”) in the investment manager for QVT Fund LP (the “Fund”), Quintessence Fund L.P. (“Quintessence”) and a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”).  The Fund beneficially owns 2,151,515 shares of common stock, Quintessence beneficially owns 234,037 shares of common stock and the Separate Account holds 220,648 shares of common stock.  QVT Financial has the power to direct the vote and disposition of the common stock held by the Fund, Quintessence and the Separate Account.  Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate of 2,606,200 shares of common stock, consisting of shares owned by the Fund and Quintessence and the shares held in the Separate Account.  QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of common stock reported by QVT Financial.  QVT Associates GP LLC, as General Partner of the Fund and Quintessence, may be deemed to beneficially own the aggregate number of shares of common stock owned by the Fund and Quintessence, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate of 2,385,552 shares of common stock.  Each of QVT Financial and QVT Financial GP LLC disclaims beneficial ownership of all shares of common stock owned by the Fund, Quintessence and the Separate Account.  QVT Associates GP LLC disclaims beneficial ownership of all shares of common stock owned by the Fund and Quintessence, except to the extent of its pecuniary interest therein.  QVT Financial, QVT Financial GP LLC, the Fund and QVT Associates GP LLC have shared voting and dispositive power with respect to those shares of common stock beneficially owned by each of the respective entities as set forth herein.  The business address of each of QVT Financial, QVT Financial GP LLC and QVT Associates GP LLC is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036.  The business address of the Fund is Walkers SPV, Walkers House, Mary Street, George Town, Grand Cayman KY1-9002, Caymen Islands.  The foregoing information was derived from a Schedule 13G filed with the SEC on January 4, 2008.

(7)           Shares of common stock reported for Andrew Weiss include 1,508,466 shares beneficially owned by a private investment partnership of which Weiss Asset Management, LLC is the sole General Partner and that may be deemed controlled by Dr. Weiss, who is the Managing Member of Weiss Asset Management, LLC, and also includes 616,134 shares beneficially owned by a private investment corporation that may be deemed to be controlled by Dr. Weiss, who is the Managing Member of Weiss Capital, LLC, the sole Investment Manager of such private investment corporation.  Dr. Weiss disclaims beneficial ownership of the shares reported herein as beneficially owned by him except to the extent of his pecuniary interest therein.  Dr. Weiss, Weiss Asset Management, LLC and Weiss Capital, LLC have shared voting and dispositive power with respect to those shares of common stock beneficially owned by each of the respective individuals and entities as set forth herein.  The business address of each of Dr. Weiss, Weiss Asset Management, LLC and Weiss Capital, LLC is 29 Commonwealth Avenue, 10th Floor, Boston, Massachusetts 02116.  The foregoing information was derived from a Schedule 13G filed with the SEC on December 31, 2007.

The following table sets forth certain information regarding beneficial ownership of our common stock and warrants as of March 10, 2008, by (i) each of our executive officers for the fiscal year ended December 31, 2007, (ii) each of our directors, and (iii) all directors and executive officers as a group.

Names and Addresses of Beneficial Owners (1)	Amount of Beneficial Ownership of Common Stock	Percent of Common Stock

David A. Minella (2)	3,271,753	10.5%
Patrick J. Landers (3)	1,505,514	4.8%
James J. Cahill	406,250	1.3%
Michael P. Castine	138,021	0.4%
William Cvengros (4)	138,021	0.4%
Michael Downey	138,021	0.4%
Daniel Gressel	138,021	0.4%
William Landman	—	—
John Merchant	138,021	0.4%
All executive officers and directors as a group	5,873,622	18.8%

(1)           The business address of each of our officers and directors is 695 East Main Street, Stamford, Connecticut 06901.

(2)           David A. Minella is the Managing Member of Flat Ridge Investments LLC, and may be deemed to beneficially own the 3,271,753 shares of common stock beneficially owned by Flat Ridge Investments LLC.  Mr. Minella disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.

(3)           Patrick J. Landers does not own any shares of common stock directly, but may be deemed to beneficially own the 1,475,404 shares of common stock beneficially owned by LLM Structured Equity Fund L.P. and the 30,110 shares of common stock beneficially owned by LLM Investors L.P.  Mr. Landers owns a 50% membership interest in LM Capital Group LLC, which owns a 75% membership interest in LLM Capital Partners LLC.  LLM Capital Partners LLC is the Sole Member of LLM Advisors LLC, which is the General Partner of LLM Advisors L.P.  LLM Advisors LLC makes investment decisions through an investment committee on behalf of LLM Advisors L.P., which is the General Partner of each of LLM Structured Equity Fund L.P. and LLM Investors L.P.  Mr. Landers is a member of the investment committee of LLM Advisors LLC.  Mr. Landers disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.

(4)           William Cvengros is the Managing Member of SJC Capital LLC, and may be deemed to beneficially own the 138,021 shares of common stock beneficially owned by SJC Capital LLC.  Mr. Cvengros disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On July 18, 2007, we issued an aggregate of 4,312,500 shares of our common stock to Flat Ridge Investments LLC, LLM Structured Equity Fund L.P. and LLM Investors L.P., for an aggregate purchase price of $25,000 in cash. Subsequent to the purchase of these shares, (i) Flat Ridge Investments LLC transferred at cost an aggregate of 431,252 of these shares to SJC

Capital LLC, an entity affiliated with William Cvengros, one of our directors, and Michael P. Castine, Michael Downey and Daniel Gressel, each of whom is a director, (ii) LLM Structured Equity Fund L.P. and LLM Investors L.P. transferred at cost an aggregate of 345,000 of these shares to Capital Management Systems, Inc., (iii) LLM Structured Equity Fund L.P., LLM Investors L.P. and Capital Management Systems, Inc. transferred at cost an aggregate of 215,625 of these shares to James J. Cahill, our chief financial officer and secretary, (iv) LLM Structured Equity Fund L.P. transferred at cost an aggregate of 64,688 of these shares to James J. Cahill and (v) SJC Capital LLC, LLM Structured Equity Fund L.P., LLM Investors L.P., Michael P. Castine, Michael Downey, Daniel Gressel and Capital Management Systems, Inc. transferred at cost an aggregate of 161,721 of these shares to Flat Ridge Investments LLC. In October, 2007, the aggregate outstanding 4,312,500 shares of common stock were increased to 7,187,500 shares of common stock as a result of a 5-for-3 stock split declared by our board of directors. Subsequent to the stock split, Flat Ridge Investments LLC, LLM Structured Equity Fund L.P., LLM Investors L.P. and Capital Management Systems, Inc. transferred at cost an aggregate of 158,724 of these shares to John Merchant, one of our directors.

On December 21, 2007, upon the expiration of the underwriters over-allotment option granted in connection with our initial public offering, we repurchased an aggregate of 937,500 shares of founders’ common stock from our initial stockholders at a price equal to $0.0001 per share.  In connection with such repurchase, we recorded the aggregate fair value of the shares purchased to treasury stock and a corresponding credit to additional paid-in capital based on the difference between the fair market value of the shares of common stock repurchased and the price equal to $0.0001 per share (which was an aggregate total of $93.75 for all 937,500 shares). Upon receipt, the repurchased shares were immediately cancelled, which resulted in the retirement of the treasury stock and a corresponding charge to additional paid-in capital.

The initial stockholders holding a majority of such shares are entitled to make up to three demands that we register these shares pursuant to an agreement signed on November 14, 2007. The holders of the majority of these shares may elect to exercise these registration rights at any time generally commencing nine months after the consummation of our initial business combination. In addition, these stockholders have certain “piggy-back” registration rights with respect to registration statements filed by us subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses of registering these securities.

Flat Ridge Investments LLC, LLM Structured Equity Fund L.P., LLM Investors L.P. and Capital Management Systems, Inc. have purchased an aggregate of 5,250,000 warrants at a price of $1.00 per warrant ($5.25 million in the aggregate) in a private placement that occurred simultaneously with the consummation of our initial public offering. The proceeds from the sale of the sponsors’ warrants in the private placement were deposited into the trust account and subject to the trust agreement and are part of the funds to be distributed to our public stockholders in the event that we are unable to complete an initial business combination. The sponsors’ warrants are identical to the warrants included in the units sold to the public in our initial public offering, except that the sponsors’ warrants (i) are non-redeemable so long as they are held by any of the sponsors or their permitted transferees, (ii) are subject to certain transfer restrictions and will not be exercisable while they are subject to these transfer restrictions and (iii) may be exercised for cash or on a cashless basis. The sponsors have agreed not to transfer, assign or sell any of the sponsors’ warrants until the date that is 30 days after the date we complete our initial business combination; provided however that transfers can be made before such time to permitted transferees who agree in writing to be bound by such transfer restrictions. For so long as the sponsors’ warrants are subject to such transfer restrictions they will be held in an escrow account maintained by Continental Stock Transfer & Trust Company.

The holders of the majority of these sponsors’ warrants (or underlying shares) are entitled to make up to three demands that we register these securities pursuant to the registration rights agreement referred to above. The holders of the majority of these securities may elect to exercise these registration rights with respect to such securities at any time after we consummate an initial business combination. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statement.

Each of Teleos Management, L.L.C., an entity affiliated with Daniel Gressel, one of our directors, and LLM Capital Partners LLC, an entity affiliated with Patrick J. Landers, our president and a director, LLM Structured Equity Fund L.P. and LLM Investors L.P., has agreed that, commencing on November 14, 2007 through the acquisition of a target business, it will make available to us office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay Teleos Management, L.L.C., $4,500 per month and LLM Capital Partners LLC, $3,000 per month for these services. This arrangement is solely for our benefit and is not intended to provide Mr. Gressel or Mr. Landers compensation in lieu of a salary. We believe, based on rents and fees for similar services in the Stamford, Connecticut and Boston, Massachusetts metropolitan areas, that the fee charged by each of Teleos Management, L.L.C. and LLM Capital Partners LLC, is at least as favorable as we could have obtained from an unaffiliated person.

To fund pre-offering expenses associated with our initial public offering, Flat Ridge Investments LLC, LLM Structured Equity Fund L.P. and LLM Investors L.P. advanced an aggregate of $200,000 to us in exchange for a promissory note, without interest, which was repaid from the proceeds of our initial public offering.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses that could be incurred; provided, however, that to the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account and interest income of up to $2.75 million on the balance in the trust account (subject to the holdback of a sufficient amount of interest income to pay any due and unpaid taxes on such $2.75 million), such out-of-pocket expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all payments made to our initial stockholders, sponsors, officers and directors, and any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

We have entered into a business opportunity right of first review agreement with David A. Minella, our chairman and chief executive officer, who is affiliated with Flat Ridge Investments LLC, one of our sponsors, Patrick J. Landers, our president and a director, who is affiliated with LLM Structured Equity Fund L.P. and LLM Investors L.P., two of our sponsors, James J. Cahill, our chief financial officer and secretary, William Landman, one of our directors, who is affiliated with Capital Management Systems, Inc., one of our sponsors, and Michael P. Castine, William Cvengros, Michael Downey, Daniel Gressel and John Merchant, each of whom is a director, and each of our sponsors, which provides that from November 14, 2007 until the earlier of the consummation of our initial business combination or our liquidation in the event we do not consummate an initial business combination, we will have a right of first review with respect to business combination opportunities of which Messrs. Minella, Landers, Cahill, Landman, Castine, Cvengros, Downey, Gressel, Merchant and each of our sponsors, and companies or other entities that they manage or control become aware, in the financial services industry with an enterprise value of $195 million or more.

Other than the $7,500 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders’ fees, consulting fees or other similar compensation, will be paid to awarded to or earned by any of our initial stockholders, sponsors, officers or directors, or to any of their respective affiliates, prior to or with respect to the initial business combination (regardless of the type of transaction that it is).

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any director or member of our management team, initial stockholders, sponsors, or their respective affiliates, including financing, will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable than are available from unaffiliated third parties. Such transactions will require prior approval in each instance by our audit committee. We will not enter into our initial business combination with an entity that is affiliated with any of our officers, directors, sponsors or initial stockholders. All affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. All affiliated transactions must be approved by a majority of our independent and disinterested directors.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

As previously disclosed in our Current Report on Form 8-K, dated February 4, 2008, a majority of the partners of Goldstein Golub Kessler LLP, or GGK, became partners of McGladrey & Pullen, LLP, or M&P. As a result, GGK resigned as auditors of the company effective January 31, 2008, and M&P was appointed as our independent registered public accounting firm in connection with the company’s annual financial statements for the fiscal year ended December 31, 2007. The following table sets forth the fees billed or anticipated for professional services rendered by M&P and GGK for the fiscal year ended December 31, 2007:

Fiscal Year Ended December 31, 2007
Audit Fees - M&P	$23,000
Audit Fees - GGK	$48,778
Audit-Related Fees	$—
Tax Fees	$—
All Other Fees	$—

Total	$71,778

Audit Fees

M&P audit fees consist of fees for the audit of our year end financial statements.  GGK audit fees consist of the review of the interim financial statement included in our Quarterly Report on Form 10-Q and services rendered in connection with our initial public offering, including related audits.

Audit-Related Fees

We did not incur audit-related fees with M&P or GGK for the fiscal year ended December 31, 2007.

Tax Fees

We did not incur tax-related fees with M&P or GGK for the fiscal year ended December 31, 2007.

All Other Fees

We did not incur any fees with M&P or GGK for the fiscal year ended December 31, 2007 other than those described above.

Approval of Independent Registered Public Accounting Firm Services and Fees

The audit committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. In recognition of this responsibility, the audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

In addition to retaining M&P to audit our financial statements for the period from July 9, 2007 (date of inception) through December 31, 2007, we may retain M&P to provide advisory services and due diligence work in connection with prospective business combinations in 2008. We understand the need for M&P to maintain objectivity and independence in its audit of our financial statements.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See financial statements commencing on page F-1 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

EXHIBIT INDEX

1.1	Underwriting Agreement
3.1	Amended and Restated Certificate of Incorporation
3.2	Amended and Restated Bylaws (1)
4.1	Specimen Unit Certificate
4.2	Specimen Common Stock Certificate
4.3	Specimen Warrant Certificate
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant
10.1	Promissory Note issued by the Issuer on July 17, 2007 (4)
10.2	Promissory Note issued by the Issuer on July 17, 2007 (4)
10.3	Promissory Note issued by the Issuer on July 17, 2007 (4)
10.4	Stock Purchase Agreement dated July 18, 2007 between the Registrant and Flat Ridge Investments LLC, LLM Structured Equity Fund L.P. and LLM Investors L.P. (4)
10.5	Stock Purchase Agreement dated August 1, 2007 by and among Flat Ridge Investments LLC, SJC Capital LLC, Michael P. Castine and Daniel Gressel (4)
10.6	Stock Purchase Agreement dated August 1, 2007 by and among LLM Structured Equity Fund L.P., LLM Investors L.P. and Capital Management Systems, Inc. (4)
10.7	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and each executive officer, director and initial stockholders of the Registrant
10.8	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant
10.9	Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the initial stockholders of the Registrant
10.10	Administrative Services Agreement between Teleos Management, L.L.C., LLM Capital Partners LLC and the Registrant regarding administrative support (4)
10.11	Registrations Rights Agreement among the Registrant and the initial stockholders of the Registrant
10.12	Sponsors’ Warrants Purchase Agreement among the Registrant and Flat Ridge Investments LLC, LLM Structured Equity Fund L.P., LLM Investors L.P. and Capital Management Systems, Inc. (2)
10.13

Right of First Review Letter Agreement among the Registrant, David A. Minella, Patrick J. Landers, James J. Cahill, Michael P. Castine, William Cvengros, Michael Downey, Daniel Gressel, William Landman, Flat Ridge Investments LLC, LLM Structured Equity Fund L.P., LLM Investors L.P. and Capital Management Systems, Inc.

10.14	Stock Purchase Agreement dated September 6, 2007 by and between Flat Ridge Investments LLC and Michael Downey (3)
10.15	Stock Purchase Agreement dated September 6, 2007 by and among James J. Cahill, LLM Structured Equity Fund L.P., LLM Investors L.P. and Capital Management Systems, Inc. (3)
10.16	Stock Purchase Agreement dated October 15, 2007 by and among the sellers identified on Schedules B and C thereto, Flat Ridge Investments LLC and James J. Cahill (2)
10.17	Stock Purchase Agreements dated October 25, 2007 by and among Flat Ridge Investments LLC, LLM Structured Equity Fund L.P., LLM Investors L.P., Capital Management Systems, Inc. and John Merchant (1)
14	Code of Ethics (1)
24	Power of Attorney (included on the signature page)
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive
Officer
31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002 of the Principal Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002 of the Principal Financial Officer
99.1	Audit Committee Charter (3)
99.2	Nominating Committee Charter (1)

(1)

Incorporated by reference to the documents previously filed by us with the SEC, as exhibits to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-145110) filed with the SEC on October 26, 2007.

(2)

Incorporated by reference to the documents previously filed by us with the SEC, as exhibits to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-145110) filed with the SEC on October 17, 2007.

(3)

Incorporated by reference to the documents previously filed by us with the SEC, as exhibits to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-145110) filed with the SEC on September 10, 2007.

(4)	Incorporated by reference to the documents previously filed by us with the SEC, as exhibits to the Registration Statement on Form S-1 (File No. 333-145110) filed with the SEC on August 3, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSPECT ACQUISITION CORP.

By:	/s/ David A. Minella
Name: David A. Minella
Title: Chief Executive Officer and Chairman

Date:  March 31, 2008

POWER OF ATTORNEY AND SIGNATURES

Each of the undersigned officers and directors of Prospect Acquisition Corp. hereby severally constitutes and appoints David A. Minella, his true and lawful attorney, with full power to him, to sign for him in his name in the respective capacities indicated below, all amendments to this Annual Report on Form 10-K, and generally to do all things in his name and on his behalf in such capacities to enable Prospect Acquisition Corp. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David A. Minella	Chief Executive Officer
David A. Minella	and Chairman of the Board (principal executive officer)	March 31, 2008

/s/ Patrick J. Landers	President and Director
Patrick J. Landers		March 31, 2008

/s/ James J. Cahill	Chief Financial Officer and Secretary
James J. Cahill	(principal accounting and financial officer)	March 31, 2008

/s/ Michael P. Castine	Director
Michael P. Castine		March 31, 2008

/s/ William Cvengros	Director
William Cvengros		March 31, 2008

/s/ Michael Downey	Director
Michael Downey		March 31, 2008

/s/ Daniel Gressel	Director
Daniel Gressel		March 31, 2008

/s/ William Landman	Director
William Landman		March 31, 2008

/s/ John Merchant	Director
John Merchant		March 31, 2008

FINANCIAL STATEMENTS

Prospect Acquisition Corp.

(a development stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Prospect Acquisition Corp.

We have audited the accompanying balance sheet of Prospect Acquisition Corp. (a development stage company) as of December 31, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the period from July 9, 2007 (date of inception) through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prospect Acquisition Corp. as of December 31, 2007 and the results of its operations and its cash flows for the period from July 9, 2007 (date of inception) through December 31, 2007 in conformity with United States generally accepted accounting principles.

/s/ McGladrey & Pullen LLP

McGLADREY & PULLEN LLP
New York, New York
March 31, 2008

Prospect Acquisition Corp.

(a development stage company)

Balance Sheet
December 31, 2007

Assets
Current assets:
Cash	$58,075
Cash held in Trust Account	247,340,887
Accrued interest income on Trust Account	739,654
Prepaid expenses	22,605

Total assets	$248,161,221

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$45,407
Accrued offering costs	38,216
Income taxes payable	392,498
Deferred underwriting commission	10,000,000

Total liabilities	10,476,121
Common stock, subject to possible conversion, 7,499,999 shares at conversion value	74,099,990
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.0001 par value; 72,000,000 shares authorized; 31,250,000 shares (including 7,499,999 subject to possible conversion) issued and outstanding	3,125
Additional paid-in capital	162,966,787
Retained earnings accumulated during the development stage	615,198

Total stockholders’ equity	163,585,110

Total liabilities and stockholders’ equity	$248,161,221

See notes to financial statements.

Prospect Acquisition Corp.

(a development stage company)

Statement of Operations
For the period from July 9, 2007 (date of inception) to December 31, 2007

Interest income	$1,080,541

Operating expenses:
Formation and operating costs	36,099
Professional fees	24,996
Rent and office expenses	11,750
72,845
Net income before provision for income taxes	1,007,696
Provision for income taxes	392,498
Net income	$615,198

Weighted average number of common shares outstanding :
Basic and diluted	13,155,357
Net income per share:
Basic and diluted	$0.05

See notes to financial statements.

Prospect Acquisition Corp.

(a development stage company)

Statement of Stockholders’ Equity
For the period from July 9, 2007 (date of inception) to December 31, 2007

				Retained
				Earnings
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Common shares issued to initial stockholders on July 18, 2007 at approximately $.003 per share	7,187,500	$719	$24,281	$—	$25,000
Sale of 25,000,000 units, net of underwriters’ discount and offering expenses of $ 18,205,004 (includes 7,499,999 shares subject to possible conversion)	25,000,000	2,500	231,792,496	—	231,794,996
Proceeds subject to possible conversion of 7,499,999 shares	—	—	(74,099,990)	—	(74,099,990)
Proceeds from issuance of Sponsors’ Warrants	—	—	5,250,000	—	5,250,000
Repurchase of 937,500 common shares issued to initial stockholders	(937,500)	(94)	—	—	(94)
Net income	—	—	—	615,198	615,198

Balance at December 31, 2007	31,250,000	$3,125	$162,966,787	$615,198	$163,585,110

See notes to financial statements.

Prospect Acquisition Corp.

(a development stage company)

Statement of Cash Flows
For the period from July 9, 2007 (date of inception) to December 31, 2007

Cash flows from operating activities
Net income	$615,198
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned on Trust Account	(1,080,541)
Changes in assets and liabilities:
Increase in prepaid expenses	(22,605)
Increase in accrued expenses	45,407
Increase in income taxes payable	392,498
Net cash used in operating activities	(50,043)
Cash flows from investing activities
Cash placed in Trust Account	(247,000,000)
Net cash used in investing activities	(247,000,000)
Cash flows from financing activities
Gross proceeds from initial public offering	250,000,000
Proceeds from issuance of Sponsors’ Warrants	5,250,000
Proceeds from sale of shares of common stock to initial stockholders	25,000
Proceeds from notes payable to stockholders	200,000
Repayment of notes payable to stockholders	(200,000)
Repurchase of common shares from initial stockholders	(94)
Payment of offering costs	(8,166,788)
Net cash provided by financing activities	247,108,118
Net increase in cash	58,075

Cash at beginning of period	—
Cash at end of period	$58,075

Supplemental disclosure of non-cash financing activities
Accrual of offering costs	$38,216
Deferred underwriting commission	$10,000,000

See notes to financial statements.

Prospect Acquisition Corp.

(a development stage company)

Notes to Financial Statements

1.                                      Organization, Business Operations and Significant Accounting Policies

Prospect Acquisition Corp. (the “Company”) was incorporated in Delaware on July 9, 2007 as a blank check company formed for the purpose of acquiring control of, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more operating businesses or assets in the financial services industry (a “Business Combination”).

At December 31, 2007, the Company’s operations related to the Company’s formation and the initial public offering described below.  The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective November 14, 2007.  The Company consummated the Offering on November 20, 2007 and received gross proceeds of $250,000,000 and $5,250,000 from the sale of Sponsors’ Warrants on a private placement basis (see Note 2).  The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination.  Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.  An amount of $247,000,000  (or approximately $9.88 per unit) of the net proceeds of the Offering and the sale of the Sponsors’ Warrants (see Note 2) was deposited in a trust account (the “Trust Account”) and will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its initial Business Combination or (ii) liquidation of the Company.  At December 31, 2007, the Trust Account was invested in a money market fund which invests in United States treasury securities and has been accounted for as a trading security. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.  Although the Company has sought and will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. A Company officer and two initial stockholders have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company, subject to limited exceptions.  However, there can be no assurance that they will be able to satisfy those obligations.  The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  Until the consummation of the initial Business Combination or the liquidation of the Company, proceeds held in the trust account will not be available for the Company’s use for any purpose, except there can be released to the Company from the Trust Account (i) interest income earned on the Trust Account balance to pay any income taxes on such interest and (ii) interest income earned of up to $2.75 million on the Trust Account balance to fund the Company’s working capital requirements, provided that after such release there remains in the trust account a sufficient amount of interest income previously earned on the trust account balance to pay any due and unpaid income taxes on such $2.75 million of interest income.

The Company, after signing a definitive agreement for a Business Combination with a target business or businesses, is required to submit such transaction for stockholder approval.  In the event that those persons that purchase securities in the Offering or thereafter (“Public Stockholders”) owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.  All of the Company’s stockholders prior to the Offering, including all of the directors of the Company (the “Initial Stockholders”), have agreed to vote all of their founding shares of common stock in accordance with the majority of the shares of common stock voted by the Public Stockholders with respect to any Business Combination.

Prospect Acquisition Corp.

(a development stage company)

Notes to Financial Statements

After consummation of a Business Combination, these voting safeguards will no longer apply.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares into cash from the Trust Account.  The per share conversion price will equal the aggregate amount then on deposit in the Trust Account, before payment of deferred underwriting discounts and commissions and including accrued interest, net of income taxes on such interest and net of interest income on the Trust Account balance released to the Company as described above, calculated as of two business days prior to the proposed consummation of the initial Business Combination, divided by the number of shares of common stock sold in the Offering.  Accordingly, Public Stockholders holding not more than 30% of the shares (minus one share) sold in the Offering may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account (net of the tax and working capital items described above) computed without regard to the shares held by Initial Stockholders.

Accordingly, a portion of the net proceeds from the Offering (29.99% of the amount placed in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying financial statements.

The Company’s Certificate of Incorporation was amended on November 14, 2007 to provide that the Company will continue in existence only until 24 months from the effective date of the registration statement relating to the Offering (the “Effective Date”), or November 14, 2009.  If the Company has not completed a Business Combination by such date, its corporate existence will cease except for the purposes of liquidating and winding up its affairs.  In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including assets in the Trust Account) will be less than the initial public offering price per Unit in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note 2) because of the expenses of the Offering, the Company’s general and administrative expenses and the anticipated costs of seeking an initial Business Combination.

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

Net Income per Share:

The Company complies with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. The effect of the 30,250,000 outstanding Warrants issued in connection with the Offering and the private placement described in Note 2 has not been considered in the diluted earnings per share calculation since the Warrants are contingent upon the occurrence of future events, and therefore, is not includable in the calculation of diluted earnings per share in accordance with SFAS 128.

Prospect Acquisition Corp.

(a development stage company)

Notes to Financial Statements

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

Concentration of Credit Risk:

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments with Concentration of Credit Risk,” requires disclosure of significant concentrations of credit risk regardless of the degree of risk.  At December 31, 2007, financial instruments that potentially expose the Company to credit risk consist of cash and investments held in the Trust Account.  The Company maintains its cash balances in various financial institutions.  The Federal Deposit Insurance Corporation insures balances in bank accounts up to $100,000 and the Securities Investor Protection Corporation insures balances up to $500,000 in brokerage accounts.  The Company maintains cash in accounts which, at times, exceeds such limits.  The Company has not experienced any losses on this account and management believes the risk of loss to be minimal since it invests through major financial institutions.

New Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  This interpretation clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  Specifically, FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements.  Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods of income taxes, as well as the required disclosure and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect of the adoption of SFAS 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB No. 115,” (“SFAS 159”). SFAS 159 allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The Company is currently evaluating the effect of the adoption of SFAS 159 will have on its financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Prospect Acquisition Corp.

(a development stage company)

Notes to Financial Statements

2.                                      Initial Public Offering

On November 20, 2007, the Company sold 25,000,000 units (the “Units”) at an offering price of $10.00 per Unit.  The Company granted the underwriters an option to purchase up to an additional 3,750,000 Units solely to cover over-allotments.  Said option could have been exercised in whole or in part at any time before the 30th day after the Effective Date, and has expired without having been exercised by the underwriters.

Each Unit consists of one share of the Company’s common stock and one warrant exercisable for one share of common stock at an exercise price of $7.50 per share (a “Warrant”).  Each Warrant will be exercisable on the later of the completion of the initial Business Combination and fifteen months from the Effective Date, provided in each case that the Company has an effective registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available.  The Warrants will expire five years from the Effective Date, unless earlier redeemed.  The Company may call the Warrants for redemption, in whole and not in part, at any time after the Warrants become exercisable and there is an effective registration statement covering the shares of common stock issuable upon exercise of the warrants available and current throughout the 30-day Redemption Period defined hereafter, upon a minimum of 30 days’ prior written notice of redemption (the “30-day Redemption Period”) at a price of $0.01 per Warrant, only in the event that the last sale price of the common stock equals or exceeds $14.50 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the notice of redemption is sent to the Warrant holder.  In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants from the date the warrants become exercisable until the warrants expire or are redeemed.  The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise.  Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to settle the warrant exercise, whether by net cash settlement or otherwise.  Consequently, the Warrants may expire unexercised and unredeemed (and therefore worthless), and, as a result, an investor in the Offering may effectively pay the full Unit price solely for the shares of common stock included in the Units.

The Company entered into an agreement with the underwriters of the Offering (the “Underwriting Agreement”).  The Underwriting Agreement requires the Company to pay 3% of the gross proceeds of the Offering as an underwriting discount plus an additional 4% of the gross proceeds of the Offering only upon consummation of a Business Combination.  The Company paid an underwriting discount of 3% of the gross proceeds of the Offering ($7.5 million) in connection with the consummation of the Offering and has placed 4% of the gross proceeds of the Offering ($10 million) in the Trust Account.  The $10 million amount due to the underwriters has been classified as deferred underwriting commission on the accompanying balance sheet.  The Company did not have to pay any discount related to the Sponsors’ Warrants sold on a private placement basis.  The underwriters have waived their right to receive payment of the 4% of the gross proceeds for the Offering upon the Company’s liquidation if the Company is unable to complete a Business Combination.

Pursuant to purchase agreements dated November 14, 2007, certain of the Initial Stockholders have purchased from the Company, in the aggregate, 5,250,000 warrants for $5,250,000 (the “Sponsors’ Warrants”).  The purchase and issuance of the Sponsors’ Warrants occurred simultaneously with the consummation of the Offering on a private placement basis.  All of the proceeds the Company received from these purchases were placed in the Trust Account.  The Sponsors’ Warrants are identical to the Warrants included in the Units offered in the Offering except that the Sponsors’ Warrants (i) are non-redeemable so long as they are held by the original purchasers or their permitted transferees, (ii) are subject to certain transfer restrictions and will not be exercisable while they are subject to these transfer restrictions and (iii) may be exercised for cash or on a cashless basis.  The purchase price of the Sponsors’ Warrants has been determined to be the fair value of such warrants as of the purchase date.

The Initial Stockholders have waived their right to receive a liquidation distribution with respect to their founding shares upon the Company’s liquidation if it is unable to complete a Business Combination.

Prospect Acquisition Corp.

(a development stage company)

Notes to Financial Statements

3.                                      Accrued Offering Costs

Accrued offering costs consisted of road show and printing fees related to the Offering that were incurred through the balance sheet date and were charged to additional paid-in capital upon the consummation of the Offering.

4.                                      Notes Payable to Stockholders

The Company issued three unsecured promissory notes for $120,000, $78,400 and $1,600 (a total of $200,000) to three Initial Stockholders.  The notes were non-interest bearing and were repaid upon the consummation of the Offering.

5.                                      Income Taxes

Income tax expense in the accompanying consolidated statements of operations consists of the current provisions as follows:

Federal	$316,921
State and local	75,577

Total income tax expense	$392,498

The effective tax rate differs from the statutory rate of 34% due to the following:

Statutory rate	34%
State income taxes, net of current federal benefit	5

39%

6.                                      Related Party Transactions

The Company presently occupies office space provided by affiliates of certain of the Company’s officers and directors.  Such affiliates have agreed that until the Company consummates a Business Combination, they will make such office space, as well as certain general and administrative services including utilities and administrative support, available to the Company, as may be required by the Company from time to time.  The Company has agreed to pay such affiliates a total of $7,500 per month for such services commencing on the Effective Date.  For the period ended December 31, 2007, the Company has incurred $11,750 of expense relating to these agreements, which is reflected in rent and office expenses in the accompanying Statement of Operations.

7.                                      Commitments

The Initial Stockholders and holders of the Sponsors’ Warrants (or underlying securities) will be entitled to registration rights with respect to their founding shares or Sponsors’ Warrants (or underlying securities), as

Prospect Acquisition Corp.

(a development stage company)

Notes to Financial Statements

the case may be, pursuant to an agreement dated November 14, 2007.  In addition, the Initial Stockholders have certain “piggy-back” registration rights with respect to registration statements filed by the Company generally commencing nine months after the consummation of the Company’s initial Business Combination, and the holders of the Sponsors’ Warrants (or underlying securities) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

8.                                      Capital Stock

The Company’s original Certificate of Incorporation authorized the Company to issue 6,000,000 shares of common stock with a par value of $0.0001 per share.  In October, 2007, the Company’s certificate of incorporation was amended to increase the authorized shares of common stock from 6,000,000 shares to 8,000,000 shares. The Company’s Certificate of Incorporation was amended on November 14, 2007 to increase the number of authorized shares of common stock to 72,000,000.  In addition, the Company is authorized to issue 1,000,000 shares of preferred stock.

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

In accordance with the terms of the Offering, with the expiration of the underwriters’ option to purchase up to an additional 3,750,000 Units solely to cover over-allotments, the Company repurchased 937,500 shares of common stock from the Initial Stockholders at a price of $0.0001 per share.

9.                                      Legal

There is no material litigation currently pending against the Company of any member of its management team in their capacity as such.

10.                               Quarterly Results of Operations (Unaudited)

The following table presents summarized unaudited quarterly results of operations for the Company for fiscal year 2007. We believe all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the Financial Statements and Notes thereto included elsewhere herein. Future quarterly operating results may fluctuate depending on a number of factors. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or any other quarter.

	For the Period from July 9, 2007 (date of inception) through September 30, 2007	Fiscal 2007 Fourth Quarter	Total
Revenues	$—	$—	$—
Gross profit	$—	$—	$—
Net income (loss)	$(1,213)	$616,411	$615,198
Basic and diluted earnings per share	$(0.00)	$0.03	$0.05