Form 10-Q
period 2008-03-31
Prospect Acquisition Corp
filed 2008-05-12
CIK 1408100

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33824

Prospect Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-0508760 (I.R.S. Employer Identification No.)
695 East Main Street Stamford, CT (Address of Principal Executive Offices)	06901 (Zip Code)
Registrant's telephone number, including area code: (203) 363-0885

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        The number of shares of common stock, par value $0.0001 per share, outstanding as of April 25, 2008 was 31,250,000.

PART I: FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

Prospect Acquisition Corp.
(a development stage company)

Condensed Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$42,764	$58,075
Cash held in Trust Account	248,596,128	247,340,887
Accrued interest income on Trust Account	426,066	739,654
Prepaid expenses	141,113	22,605
Deferred tax asset	56,542	—

Total assets	$249,262,613	$248,161,221

Liabilities and Stockholders' Equity
Current liabilities:
Accrued expenses	$135,662	$45,407
Accrued offering costs	—	38,216
Income taxes payable	617,390	392,498
Deferred underwriting commission	10,000,000	10,000,000

Total liabilities	10,753,052	10,476,121

Common stock, subject to possible conversion, 7,499,999 shares at conversion value	74,099,990	74,099,990

Commitments and contingencies
Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 72,000,000 shares authorized; 31,250,000 shares (including 7,499,999 subject to possible conversion) issued and outstanding	3,125	3,125
Additional paid-in capital	162,966,787	162,966,787
Retained earnings accumulated during the development stage	1,439,659	615,198

Total stockholders' equity	164,409,571	163,585,110

Total liabilities and stockholders' equity	$249,262,613	$248,161,221

See notes to unaudited condensed financial statements.

Prospect Acquisition Corp.
(a development stage company)

Condensed Statements of Operations

(Unaudited)

	For the three months ended March 31, 2008	For the period from July 9, 2007 (date of inception) through March 31, 2008
Interest income	$1,621,880	$2,702,421
Operating expenses:
Formation and operating costs	96,709	132,808
Professional fees	96,279	121,275
Rent and office expenses	22,500	34,250

	215,488	288,333

Net income before provision for income taxes	1,406,392	2,414,088
Provision for income taxes	581,931	974,429

Net income	$824,461	$1,439,659

Weighted average number of common shares outstanding :
Basic and diluted	31,250,000	19,345,630
Net income per share:
Basic and diluted	$0.03	$0.07

See notes to unaudited condensed financial statements.

Prospect Acquisition Corp.
(a development stage company)

Condensed Statements of Stockholders' Equity

				Retained Earnings Accumulated During the Development Stage
	Common Stock
			Additional Paid-in Capital		Total Stockholders' Equity
	Shares	Amount
Common shares issued to initial stockholders on July 18, 2007 at approximately $.003 per share	7,187,500	$719	$24,281	$—	$25,000
Sale of 25,000,000 units, net of underwriters' discount and offering expenses of $18,205,004 (includes 7,499,999 shares subject to possible conversion)	25,000,000	2,500	231,792,496	—	231,794,996
Proceeds subject to possible conversion of 7,499,999 shares	—	—	(74,099,990)	—	(74,099,990)
Proceeds from issuance of Sponsors' Warrants	—	—	5,250,000	—	5,250,000
Repurchase of 937,500 common shares issued to initial stockholders	(937,500)	(94)	—	—	(94)
Net income	—	—	—	615,198	615,198

Balance at December 31, 2007	31,250,000	3,125	162,966,787	615,198	163,585,110
Unaudited:
Net income	—	—	—	824,461	824,461

Balance at March 31, 2008	31,250,000	$3,125	$162,966,787	$1,439,659	$164,409,571

See notes to unaudited condensed financial statements.

Prospect Acquisition Corp.
(a development stage company)

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31, 2008	For the period from July 9, 2007 (date of inception) through March 31, 2008
Cash flows from operating activities
Net income	$824,461	$1,439,659
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned on Trust Account	(1,621,880)	(2,702,421)
Changes in assets and liabilities:
Increase in prepaid expenses	(118,507)	(141,112)
Increase in deferred tax asset	(56,542)	(56,542)
Increase in accrued expenses	90,255	135,662
Increase in income taxes payable	224,892	617,390

Net cash used in operating activities	(657,321)	(707,364)

Cash flows from investing activities
Cash placed in Trust Account	—	(247,000,000)
Cash withdrawn from Trust Account	680,226	680,226

Net cash provided by (used in) investing activities	680,226	(246,319,774)

Cash flows from financing activities
Gross proceeds from initial public offering	—	250,000,000
Proceeds from issuance of Sponsors' Warrants	—	5,250,000
Proceeds from sale of shares of common stock to initial stockholders	—	25,000
Proceeds from notes payable to stockholders	—	200,000
Repayment of notes payable to stockholders	—	(200,000)
Repurchase of common shares from initial stockholders	—	(94)
Payment of offering costs	(38,216)	(8,205,004)

Net cash (used in) provided by financing activities	(38,216)	247,069,902

Net (decrease) increase in cash	(15,311)	42,764
Cash at beginning of period	58,075	—

Cash at end of period	$42,764	$42,764

Supplemental disclosure of non-cash financing activities
Deferred underwriting commission	—	$10,000,000

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$413,580	$413,580

See notes to unaudited condensed financial statements.

Prospect Acquisition Corp.
(a development stage company)

Notes to Unaudited Condensed Financial Statements

1. Interim Financial Information

        Prospect Acquisition Corp.'s (the "Company") unaudited condensed interim financial statements as of March 31, 2008 and for the period from July 9, 2007 (date of inception) through March 31, 2008, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operation results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

        These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2007 included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2008. The December 31, 2007 balance sheet and the changes in stockholders' equity through December 31, 2007 have been derived from those audited financial statements. The accounting policies used in preparing these unaudited financial statements are consistent with those described in the December 31, 2007 audited financial statements.

2. Organization, Business Operations and Significant Accounting Policies

        The Company was incorporated in Delaware on July 9, 2007, and is a blank check company formed for the purpose of acquiring control of, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more operating businesses or assets in the financial services industry (a "Business Combination"). At March 31, 2008, the Company's operations related to the Company's formation and the initial public offering described below.

        The registration statement for the Company's initial public offering (the "Offering") was declared effective November 14, 2007. The Company consummated the Offering on November 20, 2007 and received gross proceeds of $250,000,000 and $5,250,000 from the sale of Sponsors' Warrants on a private placement basis (see Note 3). The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $247,000,000 (or approximately $9.88 per unit) of the net proceeds of the Offering and the sale of the Sponsors' Warrants (see Note 3) was deposited in a trust account (the "Trust Account") and invested in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its initial Business Combination or (ii) liquidation of the Company. At March 31, 2008, the Trust Account was invested in United States government securities and has been accounted for as a trading security. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company has sought and will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. A Company officer and two initial stockholders have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company, subject to limited exceptions. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) are being used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Until the consummation of the initial Business Combination or the liquidation of the Company, proceeds held in the Trust Account will not be available for the Company's use for any purpose, except there can be released to the Company from the Trust Account (i) interest income earned on the Trust Account balance to pay any income taxes on such interest and (ii) interest income earned of up to $2.75 million on the Trust Account balance to fund the Company's working capital requirements, provided that after such release there remains in the Trust Account a sufficient amount of interest income previously earned on the Trust Account balance to pay any due and unpaid income taxes on such $2.75 million of interest income.

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

        The Company's Certificate of Incorporation was amended on November 14, 2007 to provide that the Company will continue in existence only until 24 months from the effective date of the registration statement relating to the Offering (the "Effective Date"), or November 14, 2009. If the Company has

not completed a Business Combination by such date, its corporate existence will cease except for the purposes of liquidating and winding up its affairs. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including assets in the Trust Account) will be less than the initial public offering price per Unit in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note 3) because of the expenses of the Offering, the Company's general and administrative expenses and the anticipated costs of seeking an initial Business Combination.

New Accounting Pronouncements:

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS 157, "Fair Value Measurements," ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect the adoption of SFAS 157 will have on its financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB No. 115," ("SFAS 159"). SFAS 159 allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The Company is currently evaluating the effect the adoption of SFAS 159 will have on its financial statements.

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

        The Company entered into an agreement with the underwriters of the Offering (the "Underwriting Agreement"). The Underwriting Agreement requires the Company to pay 3% of the gross proceeds of the Offering as an underwriting discount plus an additional 4% of the gross proceeds of the Offering only upon consummation of a Business Combination. The Company paid an underwriting discount of 3% of the gross proceeds of the Offering ($7.5 million) in connection with the consummation of the Offering and has placed 4% of the gross proceeds of the Offering ($10 million) in the Trust Account. The $10 million amount due to the underwriters has been classified as deferred underwriting commission on the accompanying balance sheets. The Company did not have to pay any discount related to the Sponsors' Warrants sold on a private placement basis. The underwriters have waived their right to receive payment of the 4% of the gross proceeds for the Offering upon the Company's liquidation if the Company is unable to complete a Business Combination.

        Pursuant to purchase agreements dated November 14, 2007, certain of the Initial Stockholders have purchased from the Company, in the aggregate, 5,250,000 warrants for $5,250,000 (the "Sponsors' Warrants"). The purchase and issuance of the Sponsors' Warrants occurred simultaneously with the consummation of the Offering on a private placement basis. All of the proceeds the Company received from these purchases were placed in the Trust Account. The Sponsors' Warrants are identical to the Warrants included in the Units offered in the Offering except that the Sponsors' Warrants (i) are non-redeemable so long as they are held by the original purchasers or their permitted transferees, (ii) are subject to certain transfer restrictions and will not be exercisable while they are subject to these transfer restrictions and (iii) may be exercised for cash or on a cashless basis. The purchase price of the Sponsors' Warrants has been determined to be the fair value of such warrants as of the purchase date.

        The Initial Stockholders have waived their right to receive a liquidation distribution with respect to their founding shares upon the Company's liquidation if it is unable to complete a Business Combination.

4. Related Party Transactions

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

5. Commitments

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

6. Capital Stock

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

        In accordance with the terms of the Offering, with the expiration of the underwriters' option to purchase up to an additional 3,750,000 Units solely to cover over-allotments, in December 2007, the Company repurchased 937,500 shares of common stock from the Initial Stockholders at a price of $0.0001 per share.

7. Legal

        There is no material litigation currently pending against the Company or any member of its management team in their capacity as such.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our Condensed Financial Statements and notes thereto contained in this report.

Forward-Looking Statements

        All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operation" regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in the Form 10-Q and our other filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

        We were formed on July 9, 2007, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating business in the financial services industry. Our initial business combination must be with a business or businesses whose collective fair market value is in excess of 80% of the balance in the trust account (excluding the amount held in the trust account representing a portion of the underwriters' discount) at the time of the initial business combination. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Results of Operations

        For the three months ended March 31, 2008, we had a net income of $824,461, consisting of interest income of approximately $1.6 million less costs attributable to organization, formation and general and administrative expenses of $215,488 and net of a provision for income taxes of $581,931. For the period from July 9, 2007 (date of inception) through March 31, 2008, we had a net income of $1,439,659, consisting of interest income of approximately $2.7 million less costs attributable to organization, formation and general and administrative expenses of $288,333 and net of a provision for income taxes of $974,429. Through March 31, 2008 we did not engage in any significant operations. Our activities from inception through March 31, 2008 were to prepare for our initial public offering and begin the identification of a suitable business combination candidate.

Financial Condition and Liquidity

        We consummated our initial public offering of 25,000,000 units on November 20, 2007. Gross proceeds from our initial public offering were $250,000,000. We paid a total of $7,500,000 in underwriting discounts and commissions and $705,004 for other costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds including $5,250,000 from the sale of the sponsor warrants to us from the offering were $247,044,996, and an amount of $247,000,000, including $10,000,000 of deferred underwriting commissions, was deposited into a trust account at JP Morgan Chase Bank, NA, maintained by

Continental Stock Transfer & Trust Company, as trustee. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through November 14, 2009, assuming that a business combination is not consummated during that time.

        We intend to use substantially all of the funds held in the trust account, less the payment due the underwriter for the deferred underwriting discount, to acquire a target business. However, as long as we consummate our initial business combination with one or more target businesses with a fair market value in excess of 80% of the balance in the trust account (excluding the amount held in the trust account representing the underwriters' deferred discount), we may use the assets in the trust account for any purpose we may choose. To the extent that our capital stock or debt is used in whole or in part as consideration to consummate our initial business combination, the remaining proceeds held in the trust account will be used as working capital, including director and officer compensation, change-in-control payments or payments to affiliates, or to finance the operations of the target business, make other acquisitions and pursue our growth strategies.

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

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        As of March 31, 2008, $249,022,194 of the net proceeds of our initial public offering (including accrued interest) was held in the trust account for the purposes of consummating our initial business combination. Continental Stock Transfer & Trust Company, the trustee, has invested the money held in the trust account at JPMorgan Chase Bank, NA.

        We have not engaged in any hedging activities since our inception on July 9, 2007. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 4    CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and related forms, and that such information is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure.

        Management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of March 31, 2008. Based upon that evaluation, management has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

        During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

        None.

ITEM 1A    RISK FACTORS

        There has been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the period ended December 31, 2007.

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        On November 20, 2007, we closed our initial public offering of 25,000,000 units, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $7.50 per share. The units from the initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $250,000,000. Citigroup Global Markets Inc. acted as the sole bookrunning manager and Ladenburg Thalmann & Co. Inc. and I-Bankers Securities, Inc. acting as co-managers of the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333- 145110). The Securities and Exchange Commission declared the registration statement effective on November 14, 2007.

        We paid a total of $7,500,000 in underwriting discounts and commissions and $705,004 for other costs and expenses related to the offering.

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

        After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $247,044,996, and an amount of $247,000,000, including $10,000,000 of deferred underwriting commissions, was deposited into the trust account.

        As of March 31, 2008, we have paid an aggregate of $707,364 in expenditures, which have been paid out of the proceeds of our initial public offering not held in trust and our withdrawal of $680,226 of interest earned on the funds held in trust, for the following purposes:

  •
  payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

  •
  payment of premiums associated with our directors and officers liability insurance;

  •
  expenses for due diligence and investigation of prospective target businesses;

  •
  Legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

  •
  miscellaneous expenses.

        As of March 31, 2008, after giving effect to our initial public offering and our operations subsequent thereto, $249,022,194 (including accrued interest) was held in the trust account and we had

$42,764 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

ITEM 6    EXHIBITS

        The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 of the Principal Executive Officer
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 of the Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSPECT ACQUISITION CORP.
Dated: May 12, 2008	/s/ DAVID A. MINELLA
David A. Minella Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ JAMES J. CAHILL
James J. Cahill Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

QuickLinks

TABLE OF CONTENTS
PART I: FINANCIAL INFORMATION
  ITEM 1 FINANCIAL STATEMENTS
Prospect Acquisition Corp. (a development stage company)
Condensed Balance Sheets
Prospect Acquisition Corp. (a development stage company) Condensed Statements of Operations (Unaudited)
Prospect Acquisition Corp. (a development stage company) Condensed Statements of Stockholders' Equity
Prospect Acquisition Corp. (a development stage company) Condensed Statements of Cash Flows (Unaudited)
Prospect Acquisition Corp. (a development stage company) Notes to Unaudited Condensed Financial Statements
  ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4 CONTROLS AND PROCEDURES
PART II: OTHER INFORMATION
  ITEM 1 LEGAL PROCEEDINGS
  ITEM 1A RISK FACTORS
  ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 6 EXHIBITS
SIGNATURES