Form 10-Q
period 2008-06-30
Prospect Acquisition Corp
filed 2008-08-13
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of common stock, par value $0.0001 per share, outstanding as of July 18, 2008 was 31,250,000.

i

PART I: FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

Prospect Acquisition Corp.

(a development stage company)

Condensed Balance Sheets

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets
Current assets:
Cash	$5,000	$58,075
Cash held in Trust Account	248,338,889	247,340,887
Accrued interest income on Trust Account	305,973	739,654
Prepaid expenses	251,165	22,605
Total current assets	248,901,027	248,161,221
Deferred tax asset	100,200	—
Total assets	$249,001,227	$248,161,221

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$47,942	$45,407
Accrued offering costs	—	38,216
Income taxes payable	—	392,498
Deferred underwriting commission	10,000,000	10,000,000
Total liabilities	10,047,942	10,476,121
Common stock, subject to possible conversion, 7,499,999 shares at conversion value	74,099,990	74,099,990

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 72,000,000 shares authorized; 31,250,000 shares (including 7,499,999 subject to possible conversion) issued and outstanding	3,125	3,125
Additional paid-in capital	162,966,787	162,966,787
Retained earnings accumulated during the development stage	1,883,383	615,198
Total stockholders’ equity	164,853,295	163,585,110
Total liabilities and stockholders’ equity	$249,001,227	$248,161,221

See notes to unaudited condensed financial statements.

Prospect Acquisition Corp.

(a development stage company)

Condensed Statements of Operations

(Unaudited)

	For the three months ended June 30, 2008	For the six months ended June 30, 2008	For the period from July 9, 2007 (date of inception) through June 30, 2008
Interest income	$906,706	$2,528,586	$3,609,127

Operating expenses:
Formation and operating costs	80,387	177,096	213,195
Professional fees	64,760	161,039	186,035
Rent and office expenses	22,500	45,000	56,750
	167,647	383,135	455,980
Net income before provision for income taxes	739,059	2,145,451	3,153,147
Provision for income taxes	295,335	877,266	1,269,764
Net income	$443,724	$1,268,185	$1,883,383

Weighted average number of common shares outstanding :
Basic and diluted	31,250,000	31,250,000	22,380,077
Net income per share:
Basic and diluted	$0.01	$0.04	$0.08

See notes to unaudited condensed financial statements.

Prospect Acquisition Corp.

(a development stage company)

Condensed Statements of Stockholders’ Equity

				Retained
				Earnings
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Common shares issued to initial stockholders on July 18, 2007 at approximately $.003 per share	7,187,500	$719	$24,281	$—	$25,000
Sale of 25,000,000 units, net of underwriters’ discount and offering expenses of $18,205,004 (includes 7,499,999 shares subject to possible conversion)	25,000,000	2,500	231,792,496	—	231,794,996
Proceeds subject to possible conversion of 7,499,999 shares	—	—	(74,099,990)	—	(74,099,990)
Proceeds from issuance of Sponsors’ Warrants	—	—	5,250,000	—	5,250,000
Repurchase of 937,500 common shares issued to initial stockholders	(937,500)	(94)	—	—	(94)
Net income	—	—	—	615,198	615,198

Balance at December 31, 2007	31,250,000	3,125	162,966,787	615,198	163,585,110

Unaudited:

Net income	—	—	—	1,268,185	1,268,185

Balance at June 30, 2008	31,250,000	$3,125	$162,966,787	$1,883,383	$164,853,295

See notes to unaudited condensed financial statements.

Prospect Acquisition Corp.

(a development stage company)

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended June 30, 2008	For the period from July 9, 2007 (date of inception) through June 30, 2008
Cash flows from operating activities
Net income	$1,268,185	$1,883,383
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned on Trust Account	(2,528,586)	(3,609,127)
Changes in assets and liabilities:
Increase in prepaid expenses	(228,560)	(251,165)
Increase in deferred tax asset	(100,200)	(100,200)
Increase (decrease) in accrued expenses	2,535	47,942
Increase (decrease) in income taxes payable	(392,498)	—
Net cash used in operating activities	(1,979,124)	(2,029,167)
Cash flows from investing activities
Cash placed in Trust Account	—	(247,000,000)
Cash withdrawn from Trust Account	1,964,265	1,964,265
Net cash provided by (used in) investing activities	1,964,265	(245,035,735)
Cash flows from financing activities
Gross proceeds from initial public offering	—	250,000,000
Proceeds from issuance of Sponsors’ Warrants	—	5,250,000
Proceeds from sale of shares of common stock to initial stockholders	—	25,000
Proceeds from notes payable to stockholders	—	200,000
Repayment of notes payable to stockholders	—	(200,000)
Repurchase of common shares from initial stockholders	—	(94)
Payment of offering costs	(38,216)	(8,205,004)
Net cash (used in) provided by financing activities	(38,216)	247,069,902
Net (decrease) increase in cash	(53,075)	5,000

Cash at beginning of period	58,075	—
Cash at end of period	$5,000	$5,000

Supplemental disclosure of non-cash financing activities
Deferred underwriting commission	—	$10,000,000
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$1,508,580	$1,508,580

See notes to unaudited condensed financial statements.

Prospect Acquisition Corp.

(a development stage company)

Notes to Unaudited Condensed Financial Statements

1.                            Interim Financial Information

Prospect Acquisition Corp.’s (the “Company”) unaudited condensed interim financial statements as of June 30, 2008, for the three and six month periods ended June 30, 2008, and for the period from July 9, 2007 (date of inception) through June 30, 2008, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operation results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2008.  The December 31, 2007 balance sheet and the changes in stockholders’ equity through December 31, 2007 have been derived from those audited financial statements.  The accounting policies used in preparing these unaudited financial statements are consistent with those described in the December 31, 2007 audited financial statements.

2.                            Organization, Business Operations and Significant Accounting Policies

The Company was incorporated in Delaware on July 9, 2007, and is a blank check company formed for the purpose of acquiring control of, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more operating businesses or assets in the financial services industry (a “Business Combination”).  At June 30, 2008, the Company’s operations related to the Company’s formation and the initial public offering described below.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective November 14, 2007.  The Company consummated the Offering on November 20, 2007 and received gross proceeds of $250,000,000 and $5,250,000 from the sale of Sponsors’ Warrants on a private placement basis (see Note 3).  The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination.  Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.  An amount of $247,000,000  (or approximately $9.88 per unit) of the net proceeds of the Offering and the sale of the Sponsors’ Warrants (see Note 3) was deposited in a trust account (the “Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its initial Business Combination or (ii) liquidation of the Company.  At June 30, 2008, the Trust Account was invested in United States government securities and has been accounted for as a trading security. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.  Although the Company has sought and will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. A Company officer and two initial stockholders have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company, subject to limited exceptions.  However, there can be no assurance that they will be able to satisfy those obligations.  The remaining net proceeds (not held in the Trust Account) are being used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  Until the consummation of the initial Business Combination or the liquidation of the Company, proceeds held in the Trust Account will not be available for the Company’s use for any purpose, except there can be released to the Company from the Trust Account (i) interest income earned on the Trust Account balance to pay any income taxes on such interest and (ii) interest income earned of up to $2.75 million on the Trust Account balance to fund the Company’s working capital requirements, provided that

Prospect Acquisition Corp.

(a development stage company)

Notes to Unaudited Condensed Financial Statements

after such release there remains in the Trust Account a sufficient amount of interest income previously earned on the Trust Account balance to pay any due and unpaid income taxes on such $2.75 million of interest income.

Amounts placed in Trust	$247,000,000
Interest income received	3,303,154
Amounts withdrawn for income tax payments	(1,508,580)
Amounts withdrawn for working capital	(455,685)
Total	$248,338,889

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

The Company’s Certificate of Incorporation was amended on November 14, 2007 to provide that the Company will continue in existence only until 24 months from the effective date of the registration statement relating to the Offering (the “Effective Date”), or November 14, 2009.  If the Company has not completed a Business Combination by such date, its corporate existence will cease except for the purposes of liquidating and winding up its affairs.  In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including assets in the Trust Account) will be less than the initial public offering price per Unit in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note 3) because of the expenses of the Offering, the Company’s general and administrative expenses and the anticipated costs of seeking an initial Business Combination.

New Accounting Pronouncements:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141R”) which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R will have an impact to the Company for any acquisitions on or after January 1, 2009.

Prospect Acquisition Corp.

(a development stage company)

Notes to Unaudited Condensed Financial Statements

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the for ownership interests in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  We believe that SFAS 160 should not have a material impact on our financial position or results of operations.

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

5.                            Commitments

The Initial Stockholders and holders of the Sponsors’ Warrants (or underlying securities) will be entitled to registration rights with respect to their founding shares or Sponsors’ Warrants (or underlying securities), as the case may be, pursuant to an agreement dated November 14, 2007.  In addition, the Initial Stockholders have certain “piggy-back” registration rights with respect to registration statements filed by the Company generally commencing nine months after the consummation of the Company’s initial Business Combination, and the holders of the Sponsors’ Warrants (or underlying securities) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

6.                            Capital Stock

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

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Financial Statements and notes thereto contained in this report.

Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operation” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in the Form 10-Q and our other filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Results of Operations

For the three months ended June 30, 2008, we had a net income of $443,724, consisting of interest income of $906,706 less costs attributable to organization, formation and general and administrative expenses of $167,647 and net of a provision for income taxes of $295,335. For the six months ended June 30, 2008, we had a net income of $1,268,185, consisting of interest income of $2,528,586 less costs attributable to organization, formation and general and administrative expenses of $383,135 and net of a provision for income taxes of $877,266.  For the period from July 9, 2007 (date of inception) through June 30, 2008, we had a net income of $1,883,383, consisting of interest income of $3,609,127 less costs attributable to organization, formation and general and administrative expenses of $455,980 and net of a provision for income taxes of $1,269,764. Through June 30, 2008 we did not engage in any significant operations. Our activities from inception through June 30, 2008 were to prepare for our initial public offering and begin the identification of a suitable business combination candidate.

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

As of June 30, 2008, $248,644,862 of the net proceeds of our initial public offering (including accrued interest) was held in the trust account for the purposes of consummating our initial business combination. Continental Stock Transfer & Trust Company, the trustee, has invested the money held in the trust account at JPMorgan Chase Bank, NA.

We have not engaged in any hedging activities since our inception on July 9, 2007. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 4        CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure.

Management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of June 30, 2008. Based upon that evaluation, management has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

As of June 30, 2008, we have paid an aggregate of $2,029,167 in expenditures, which have been paid out of the proceeds of our initial public offering not held in trust, the sale of shares of common stock to the initial stockholders and our withdrawal of $1,964,265 of interest earned on the funds held in trust, for the following purposes:

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

As of June 30, 2008, after giving effect to our initial public offering and our operations subsequent thereto, $248,644,862 (including accrued interest) was held in the trust account and we had $5,000 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

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

Dated: August 12, 2008
/s/ David A. Minella
David A. Minella
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ James J. Cahill
James J. Cahill
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)