Form 10-Q
period 2008-09-30
Prospect Acquisition Corp
filed 2008-11-14
CIK 1408100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

The number of shares of common stock, par value $0.0001 per share, outstanding as of October 23, 2008 was 31,250,000.

i

PART I: FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Prospect Acquisition Corp.

(a development stage company)

Condensed Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$4,884	$58,075
Cash held in Trust Account	248,721,832	247,340,887
Accrued interest income on Trust Account	282,853	739,654
Prepaid expenses	84,122	22,605
Prepaid taxes	82,579	—
Total current assets	249,176,270	248,161,221
Deferred tax asset	130,946	—
Total assets	$249,307,216	$248,161,221
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$75,720	$45,407
Accrued offering costs	—	38,216
Income taxes payable	—	392,498
Deferred underwriting commission	10,000,000	10,000,000
Total liabilities	10,075,720	10,476,121
Common stock, subject to possible conversion, 7,499,999 shares at conversion value	74,099,990	74,099,990
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 72,000,000 shares authorized; 31,250,000 shares (including 7,499,999 subject to possible conversion) issued and outstanding	3,125	3,125
Additional paid-in capital	162,966,787	162,966,787
Retained earnings accumulated during the development stage	2,161,594	615,198
Total stockholders’ equity	165,131,506	163,585,110
Total liabilities and stockholders’ equity	$249,307,216	$248,161,221

See notes to unaudited condensed financial statements.

Prospect Acquisition Corp.

(a development stage company)

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30, 2008	For the nine months ended September 30, 2008	For the period from July 9, 2007 (date of inception) through September 30, 2007	For the period from July 9, 2007 (date of inception) through September 30, 2008
Interest income	$951,016	$3,479,602	$—	$4,560,143

Operating expenses:
Capital & franchise taxes	339,080	412,253	467	431,438
Formation and operating costs	44,708	148,631	746	165,545
Professional fees	31,090	192,129	—	217,125
Rent and office expenses	22,500	67,500	—	79,250
	437,378	820,513	1,213	893,358
Net income (loss) before provision for income taxes	513,638	2,659,089	(1,213)	3,666,785
Provision for income taxes	235,427	1,112,693	—	1,505,191
Net income (loss)	$278,211	$1,546,396	$(1,213)	$2,161,594

Weighted average number of common shares outstanding:
Basic and diluted	31,250,000	31,250,000	7,187,500	24,197,522
Net income per share:
Basic and diluted	$0.01	$0.05	$(0.00)	$0.09

See notes to unaudited condensed financial statements.

Prospect Acquisition Corp.

(a development stage company)

Condensed Statements of Stockholders’ Equity

				Retained
				Earnings
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Common shares issued to initial stockholders on July 18, 2007 at approximately $.003 per share	7,187,500	$719	$24,281	$—	$25,000
Sale of 25,000,000 units, net of underwriters’ discount and offering expenses of $18,205,004 (includes 7,499,999 shares subject to possible conversion)	25,000,000	2,500	231,792,496	—	231,794,996
Proceeds subject to possible conversion of 7,499,999 shares	—	—	(74,099,990)	—	(74,099,990)
Proceeds from issuance of Sponsors’ Warrants	—	—	5,250,000	—	5,250,000
Repurchase of 937,500 common shares issued to initial stockholders	(937,500)	(94)	—	—	(94)
Net income	—	—	—	615,198	615,198

Balance at December 31, 2007	31,250,000	3,125	162,966,787	615,198	163,585,110

Unaudited:

Net income	—	—	—	1,546,396	1,546,396

Balance at September 30, 2008	31,250,000	$3,125	$162,966,787	$2,161,594	$165,131,506

See notes to unaudited condensed financial statements.

Prospect Acquisition Corp.

(a development stage company)

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30, 2008	For the period from July 9, 2007 (date of inception) through September 30, 2007	For the period from July 9, 2007 (date of inception) through September 30, 2008
Cash flows from operating activities
Net income (loss)	$1,546,396	$(1,213)	$2,161,594
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned on Trust Account	(3,479,602)	—	(4,560,143)
Changes in assets and liabilities:
Increase in prepaid expenses	(144,096)	—	(166,701)
Increase in deferred tax asset	(130,946)	—	(130,946)
Increase in accrued expenses	30,313	1,123	75,720
Decrease in income taxes payable	(392,498)	—	—
Net cash used in operating activities	(2,570,433)	(90)	(2,620,476)
Cash flows from investing activities
Cash placed in Trust Account	—	—	(247,000,000)
Cash withdrawn from Trust Account	2,555,458	—	2,555,458
Net cash provided by (used in) investing activities	2,555,458	—	(244,444,542)
Cash flows from financing activities
Gross proceeds from initial public offering	—	—	250,000,000
Proceeds from issuance of Sponsors’ Warrants	—	—	5,250,000
Proceeds from sale of shares of common stock to initial stockholders	—	25,000	25,000
Proceeds from notes payable to stockholders	—	200,000	200,000
Repayment of notes payable to stockholders	—	—	(200,000)
Repurchase of common shares from initial stockholders	—	—	(94)
Payment of deferred offering costs	—	(82,683)	—
Payment of offering costs	(38,216)	—	(8,205,004)
Net cash (used in) provided by financing activities	(38,216)	142,317	247,069,902
Net (decrease) increase in cash	(53,191)	142,227	4,884

Cash at beginning of period	58,075	—	—
Cash at end of period	$4,884	$142,227	$4,884

Supplemental disclosure of non-cash financing activities
Accrual of deferred offering costs	—	$185,520	—
Deferred underwriting commission	—	—	$10,000,000
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$1,718,715	$—	$1,718,715

See notes to unaudited condensed financial statements.

Prospect Acquisition Corp.

(a development stage company)

Notes to Unaudited Condensed Financial Statements

1.                            Interim Financial Information

Prospect Acquisition Corp.’s (the “Company”) unaudited condensed interim financial statements as of September 30, 2008, for the three and nine month periods ended September 30, 2008, for the period from July 9, 2007 (date of inception) through September 30, 2007, and for the period from July 9, 2007 (date of inception) through September 30, 2008, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

2.                            Organization, Business Operations and Significant Accounting Policies

The Company was incorporated in Delaware on July 9, 2007, and is a blank check company formed for the purpose of acquiring control of, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more operating businesses or assets in the financial services industry (a “Business Combination”).  At September 30, 2008, the Company’s operations related to the Company’s formation and the initial public offering described below.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective November 14, 2007.  The Company consummated the Offering on November 20, 2007 and received gross proceeds of $250,000,000 and $5,250,000 from the sale of Sponsors’ Warrants on a private placement basis (see Note 3).  The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination.  Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.  An amount of $247,000,000  (or approximately $9.88 per unit) of the net proceeds of the Offering and the sale of the Sponsors’ Warrants (see Note 3) was deposited in a trust account (the “Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its initial Business Combination or (ii) liquidation of the Company.  At September 30, 2008, the Trust Account was invested in United States government securities and has been accounted for as a trading security. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.  Although the Company has sought and will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. A Company officer and two initial stockholders have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company, subject to limited exceptions.  However, there can be no assurance that they will be able to satisfy those obligations.  The remaining net proceeds (not held in the Trust Account) are being used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  Until the consummation of the initial Business Combination or the liquidation of the Company, proceeds held in the Trust Account will not be available for the Company’s use for any purpose, except there can be released to the Company from the Trust Account (i) interest

Prospect Acquisition Corp.

(a development stage company)

Notes to Unaudited Condensed Financial Statements

income earned on the Trust Account balance to pay any income taxes on such interest and (ii) interest income earned of up to $2.75 million on the Trust Account balance to fund the Company’s working capital requirements, provided that after such release there remains in the Trust Account a sufficient amount of interest income previously earned on the Trust Account balance to pay any due and unpaid income taxes on such $2.75 million of interest income.

Amounts placed in Trust	$247,000,000
Interest income received	4,277,290
Amounts withdrawn for payment of federal & state taxes	(2,021,420)
Amounts withdrawn for working capital	(534,038)
Total	$248,721,832

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

Prospect Acquisition Corp.

(a development stage company)

Notes to Unaudited Condensed Financial Statements

 In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  SFAS 160 may have a material impact to the Company with respect to any acquisitions on or after January 1, 2009.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

The Company entered into an agreement with the underwriters of the Offering (the “Underwriting Agreement”).  The Underwriting Agreement requires the Company to pay 3% of the gross proceeds of the Offering as an underwriting discount plus an additional 4% of the gross proceeds of the Offering only upon consummation of a Business Combination.  The Company paid an underwriting discount of 3% of the gross proceeds of the Offering ($7.5 million) in connection with the consummation of the Offering and has placed 4% of the gross proceeds of the Offering ($10 million) in the Trust Account.  The $10 million amount due to the underwriters has been classified as deferred underwriting commission on the accompanying balance sheets.  The Company did not have to pay any discount related to the Sponsors’ Warrants sold on a private placement basis.  The underwriters have waived their right to receive payment of the 4% of the gross proceeds of the Offering upon the Company’s liquidation if the Company is unable to complete a Business Combination.

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

4.                            Related Party Transactions

The Company presently occupies office space provided by affiliates of certain of the Company’s officers and directors.  Such affiliates have agreed that until the Company consummates a Business Combination, they will make such office space, as well as certain general and administrative services including utilities and administrative support, available to the Company, as may be required by the Company from time to time.  The Company has agreed to pay such affiliates a total of $7,500 per month for 24 months for such services commencing on the Effective Date.

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

Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in the Form 10-Q and our other filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Results of Operations

For the three months ended September 30, 2008, we had a net income of $278,211, consisting of interest income of $951,016 less costs attributable to organization, formation and general and administrative expenses of $437,378 and net of a provision for income taxes of $235,427. For the nine months ended September 30, 2008, we had a net income of $1,546,396, consisting of interest income of $3,479,602 less costs attributable to organization, formation and general and administrative expenses of $820,513 and net of a provision for income taxes of $1,112,693. For the period from July 9, 2007 (date of inception) through September 30, 2007 we had a net loss of $1,213 consisting of formation and operation costs.  For the period from July 9, 2007 (date of inception) through September 30, 2008, we had a net income of $2,161,594, consisting of interest income of $4,560,143 less costs attributable to organization, formation and general and administrative expenses of $893,358 and net of a provision for income taxes of $1,505,191. Through September 30, 2008 we did not engage in any significant operations. Our activities from inception through September 30, 2008 were to prepare for our initial public offering and begin the identification of a suitable business combination candidate.

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

We believe that the funds available that were to us outside of the trust account of $50,000 and up to $2,750,000 of the interest earned on the trust account will be sufficient to allow us to operate through at least November 14, 2009, assuming that our initial business combination is not consummated during that time. During this period, although we are not required to, we intend to use these funds to identify and evaluate prospective acquisition candidates, to perform business due diligence on prospective target businesses, to travel to and from offices or similar locations of prospective target businesses, to select the target business to acquire and to structure, negotiate, and consummate our initial business combination.

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

As of September 30, 2008, $248,721,832 of the net proceeds of our initial public offering (excluding $282,853 of accrued interest) was held in the trust account for the purposes of consummating our initial business combination. Continental Stock Transfer & Trust Company, the trustee, has invested the money held in the trust account at JPMorgan Chase Bank, NA.

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

Management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of September 30, 2008. Based upon that evaluation, management has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

None.

ITEM 1A

RISK FACTORS

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the period ended December 31, 2007.

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

As of September 30, 2008, we have paid an aggregate of $2,620,476 in expenditures, which have been paid out of the proceeds of our initial public offering not held in trust, the sale of shares of common stock to the initial stockholders and our withdrawal of $2,555,458 of interest earned on the funds held in trust, for the following purposes:

•	payment of taxes;

•	payment of premiums associated with our directors and officers liability insurance;

•	expenses for due diligence and investigation of prospective target businesses;

•	Legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•	miscellaneous expenses.

     As of September 30, 2008, after giving effect to our initial public offering and our operations subsequent thereto, $248,721,832 (excluding $282,853 of accrued interest) was held in the trust account and we had $4,884 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

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

Dated: November 14, 2008
/s/ David A. Minella
David A. Minella
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ James J. Cahill
James J. Cahill
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)