Form 10-K
period 2008-12-31
Prospect Acquisition Corp
filed 2009-03-16
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-33824

Prospect Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	26-0508760
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

9130 Galleria Court Suite 318
Naples, FL	34109
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (239) 254-4481

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units	NYSE Alternext US
Common Stock, par value $0.0001 per share	NYSE Alternext US
Warrants	NYSE Alternext US

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check is a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Based on the last sale at the close of business on June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $232,750,000.

The number of shares of common stock outstanding as of March 5, 2009 was 31,250,000.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. No one should rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•                                          our status as a development stage company;

•                                          our liquidation prior to our initial business combination;

•                                          the reduction of the proceeds held in the trust account due to third-party claims;

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

Any forward-looking statement made by us in this report speaks only as of the date on which we make it, and is expressly qualified in its entirety by the foregoing cautionary statements. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

These risks and others described below under Item 1A “Risk Factors” are not exhaustive.

PART I

ITEM 1.  BUSINESS

Introduction

Prospect Acquisition Corp. is a blank check development stage company organized under the laws of the State of Delaware on July 9, 2007. We were formed to acquire control of, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more businesses or assets in the financial services industry. Other than interest income, we have not generated revenue to date. We are considered to be in the development stage and are subject to the risks associated with activities of development stage companies. Since our initial public offering in November, 2007, we have been actively engaged in identifying a suitable business combination candidate. We have met with potential target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. However, as of the date of filing of this report we have not entered into an agreement relating to, nor consummated, any business combination. Unless the context otherwise requires, references in this report to “we,” “us,” “the Company” and “our” refer to Prospect Acquisition Corp.

A registration statement for our initial public offering was declared effective on November 14, 2007. On November 20, 2007 we sold 25,000,000 units in our initial public offering. Each of our units consists of one share of our common stock, $0.0001 par value per share, and one warrant. Each warrant sold in the initial public offering entitles the holder to purchase from us one share of common stock at an exercise price of $7.50. Our units began publicly trading on November 15, 2007. Our warrants and common stock have traded separately since December 3, 2007. The public offering price of each unit was $10.00, and we generated gross proceeds of $250,000,000 in our initial public offering. Of the gross proceeds: (i) we deposited $241,750,000 into a trust account at JP Morgan Chase Bank, NA, maintained by Continental Stock Transfer & Trust Company, as trustee, which included $10,000,000 of contingent underwriting discount; (ii) the underwriters received $7,500,000 as underwriting discount (excluding the contingent underwriting discount); and (iii) we retained $700,000 for offering expenses, plus $50,000 for working capital. In addition, we deposited into the trust account $5,250,000 that we received from the private placement of 5,250,000 warrants, which we refer to herein as the sponsors’ warrants, to Flat Ridge Investments LLC, an entity affiliated with David A. Minella, our chairman and chief executive officer, LLM Structured Equity Fund L.P. and LLM Investors L.P., entities affiliated with Patrick J. Landers, our president and a director, and Capital Management Systems, Inc., a corporation affiliated with William Landman, one of our directors.  We refer to Flat Ridge Investments LLC, LLM Structured Equity Fund L.P., LLM Investors L.P. and Capital Management Systems, Inc. herein as our sponsors. The $247,000,000 held in the trust account will not be released until the earlier of (i) the completion of our initial business combination or (ii) our liquidation. Therefore, unless and until an initial business combination is consummated, the proceeds held in the trust account will not be available to us, other than amounts required to pay taxes on any interest income earned on the trust account balance and up to $2,750,000 of interest income earned on the trust account balance, net of income taxes payable on such amount, which can be released to us to fund working capital requirements. For a more complete discussion of our financial information, see the section appearing elsewhere in this annual report entitled “Selected Financial Data.”

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

Within the universe of potential targets set forth above, an important focus for us will be on the asset management sector of the financial services industry. The asset management business involves managing investments on behalf of third parties in exchange for contracted fees and other income. The sector manages trillions of dollars of assets and consists of several subsectors including, but not limited to, the following:

•                  Institutional investment managers — Institutional investment managers manage portfolios of equity, fixed income and other securities on behalf of institutional clients including, but not limited to, public and corporate pension plans, foundations and endowments.

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

While we believe that our status as a public company makes us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a well established entity. See “Risk Factors” on page 17.

Financial Position

With a trust account of approximately $249.0 million, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Previously, Mr. Minella was the president and CEO of the asset management division of Liechtenstein Global Trust, or LGT, a wealth and asset management firm, where he was responsible for its overall business strategy and financial results. In various positions during his tenure at LGT, Mr. Minella led LGT’s acquisition of Chancellor Capital Management, a large United States equity investment firm, established its United States mutual fund business through the broker-dealer community, reestablished its institutional separate account capabilities, and developed the firm’s global equity sector expertise.

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

We have sought and will seek to have all vendors, prospective target businesses or other entities, which we refer to as potential contracted parties or a potential contracted party, that we engage, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders. If a potential contracted party were to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third-party that refused to execute a waiver would be the engagement of a third-party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver.

There is no guarantee that vendors, prospective target businesses or other entities will execute such waivers, or, even if they execute such waivers, that they would be prevented from bringing claims against the trust account, including but not limited to fraudulent inducement, breach of fiduciary responsibility and other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to seek recourse against our assets, including the funds held in the trust account. Further, we could be subject to claims from parties not in contract with us who have not executed a waiver, such as a third-party claiming tortious interference as a result of our initial business combination. David A. Minella, LLM Structured Equity Fund L.P. and LLM Investors L.P. have agreed that they will be liable, by means of direct payment to the trust account, to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, the agreement entered into by Mr. Minella, LLM Structured Equity Fund L.P. and LLM Investors L.P. specifically provides for an exception to this indemnity; there will be no liability as to any claimed amounts owed to a third-party who executed a waiver (even if such waiver is subsequently found to be invalid and unenforceable). Based on representations made to us by Mr. Minella, LLM Structured Equity Fund L.P. and LLM Investors L.P. at the time the indemnity was executed, we believe that each of them has substantial means and is capable of funding a shortfall in our trust account to satisfy their foreseeable indemnification obligations, but we have not asked any of them for any security or funds for such an eventuality. We will enforce our rights under these indemnification arrangements against each of Mr. Minella, LLM Structured Equity Fund L.P. and LLM Investors L.P., but despite our belief, we cannot assure you Mr. Minella, LLM Structured Equity Fund L.P. and LLM Investors L.P. will be able to satisfy those obligations. The indemnification obligations may be substantially higher than they currently foresee or expect and/or their financial resources may deteriorate in the future. As a result, the steps outlined above may not effectively mitigate the risk of creditors’ claims reducing the amounts in the trust account.

Sources of target businesses

We continue to search for a potential candidate for a business combination and we have not entered into any definitive agreement with any target business for a business combination.

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

Sources of target businesses

We anticipate that potential target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. Payment of finders’ fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. Although it is possible that we may pay finders’ fees in the case of an uncompleted transaction, we consider this possibility to be extremely remote. In no event, however, will any of our sponsors, initial stockholders, officers or directors, or any of their respective affiliates, be paid any finder’s fee, consulting fee or other compensation prior to, or with respect to the initial business combination (regardless of the type of transaction that it is). We will not enter into an initial business combination with a target business that is affiliated with any of our sponsors, initial stockholders, officers or directors, including any businesses that are either portfolio companies of our sponsors or initial stockholders or any entity affiliated with our sponsors, initial stockholders, officers or directors.

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

Possible lack of business diversification

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

The actual per-share conversion price will be equal to the aggregate amount then on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including accrued interest, net of any income taxes on such interest, and net of interest income of up to $2.75 million previously released to us to fund our working capital requirements (calculated as of two business days prior to the consummation of the proposed initial business combination), divided by the number of shares sold in our initial public offering. The initial per-share conversion price would be approximately $9.88 (plus accrued interest, net of any income taxes on such interest, and net of interest income of up to $2.75 million) which is less than the per-unit initial offering price of $10.00.

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

If we elect to require physical delivery of the share certificates, we would expect that stockholders would have to comply with the following steps. If the shares are held in street name, stockholders must instruct their account executive at the stockholders’ bank or broker to withdraw the shares from the stockholders’ account and request that a physical certificate be issued in the stockholders’ name. Our transfer agent will be available to assist with this process. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than anticipated to obtain a physical stock certificate. Accordingly, we will only require stockholders to deliver their certificates prior to a vote if, in accordance with NYSE Alternext US LLC’s (“NYSE Alternext”) proxy notification recommendations, the stockholders receive the proxy solicitation materials at least twenty days prior to the meeting. Certificates that have not been tendered in accordance with these procedures by the day prior to the stockholder meeting will not be converted into cash. In the event a stockholder tenders his or her shares and decides prior to the stockholder meeting that he or she does not want to convert his or her shares, the stockholder may withdraw the tender. In the event that a stockholder tenders shares and our initial business combination is not completed, these shares will not be converted into cash and the physical certificates representing these shares will be returned to the stockholder.

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

We will not complete our proposed initial business combination if public stockholders owning 30% or more of the shares sold in our initial public offering exercise their conversion rights. The initial conversion price will be approximately $9.88 per share (plus accrued interest, net of any income taxes on such interest, and net of interest income of up to $2.75 million). As this amount may be lower than the $10.00 per unit initial offering price and it may be less than the market price of the common stock on the date of conversion, there may be a disincentive on the part of public stockholders to exercise their conversion rights.

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

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors (which could include vendors and service providers we have engaged to assist us in any way in connection with our search for a target business and that are owed money by us, as well as target businesses themselves), which could have higher priority than the claims of our public stockholders. David A. Minella, LLM Structured Equity Fund L.P. and LLM Investors L.P. have agreed that they will be liable, by means of direct payment to the trust account, to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, the agreement entered into by Mr. Minella, LLM Structured Equity Fund L.P. and LLM Investors L.P. specifically provides for an exception to this indemnity; there will be no liability as to any claimed amounts owed to a third-party who executed a waiver (even if such waiver is subsequently found to be invalid and unenforceable). Based on representations made to us by Mr. Minella, LLM Structured Equity Fund L.P. and LLM Investors L.P. at the time the indemnity was executed as to their accredited investor status (as such term is defined in Regulation D under the Securities Act) and that they have sufficient funds available to them to satisfy their indemnification obligations, we believe they will be able to satisfy any indemnification obligations that may arise given the limited nature of the obligations and we will enforce our rights under these indemnification arrangements against Mr. Minella, LLM Structured Equity Fund L.P. and LLM Investors L.P. However, in the event Mr. Minella, LLM Structured Equity Fund L.P. and LLM Investors L.P. have liability to us under these indemnification arrangements, we cannot assure you that they will have the assets necessary to satisfy those obligations. Accordingly, the actual per-share liquidation price could be less than $9.88, plus interest, due to claims of creditors. Additionally, if we file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $9.88 per share.

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

If we file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our public stockholders. Furthermore, because we intend to distribute to our public stockholders the proceeds held in the trust account promptly after November 14, 2009 if our initial business combination is not consummated, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached its fiduciary duties to our creditors and/or having acted in bad faith, and thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

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

•                  the audit committee will review and approve all payments made to our initial stockholders, sponsors, officers, directors and our and their affiliates, other than the payment of an aggregate of $7,500 per month to Teleos Management, L.L.C., an entity affiliated with Daniel Gressel, one of our directors, and LLM Capital Partners LLC, an entity affiliated with Patrick J. Landers, our president and a director, LLM Structured Equity Fund L.P. and LLM Investors L.P., for office space, secretarial and administrative services (amended December 31, 2008 to $6,805.25 per month), and any payments made to members of our audit committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval; and

•                  we will not enter into our initial business combination with an entity that is affiliated with any of our officers, directors, sponsors or initial stockholders.

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

•                  our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•                  the requirement to acquire one or more businesses or assets that have a fair market value equal to at least 80% of the balance of the trust account (excluding deferred underwriting discounts and commissions of $10.0 million) at the time of the acquisition could require us to acquire the assets of several businesses at the same time, all of which acquisitions would be contingent on the closings of the other acquisitions, which could make it more difficult to consummate our initial business combination.

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

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the initial business combination and the stage of the initial business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the initial business combination (and consequently spend more time on our affairs) than they would prior to locating a suitable target business. We presently expect each of our executive officers to devote at least ten hours per week to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Legal Proceedings

There is no material litigation currently pending against us or any members of our management team in their capacity as such.

Periodic Reporting and Financial Information

We have registered our units, common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. We will provide, at no additional charge, copies of these reports, proxy and information statements and other information upon request to our address at 9130 Galleria Court, Suite 318, Naples, Florida 34109, or by telephone at (239) 254-4481. These reports, proxy statements and other information, and related exhibits and schedules may also be inspected and copied at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available at http://www.sec.gov.

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

We are required to have our internal control procedures audited, as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Risks Related to Our Business

Recent turmoil across various sectors of the financial markets may negatively impact the Company’s ability to complete a business combination.

Recently, the various sectors of the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the disruption in credit markets and availability of credit and other financing, the failure, bankruptcy, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our ability to complete a business combination, particularly in the event that we are required to obtain additional debt financing in order to complete a proposed combination.   In addition, potentially attractive targets for a business combination may be unwilling to pursue a transaction in the near term if current economic conditions have decreased the value of their business and, as a result, the consideration they would receive in a transaction.

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

Pursuant to our amended and restated certificate of incorporation, if we fail to consummate an initial business combination by November 14, 2009, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. The foregoing requirements are set forth in Article Sixth of our amended and restated certificate of incorporation and may not be eliminated except in connection with, and upon consummation of, an initial business combination or an amendment approved by 100% of our stockholders. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of an initial business combination. This raises substantial doubt about our ability to continue operations as a going concern beyond November 14, 2009.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Because the net proceeds of our initial public offering are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because our securities are listed on the NYSE Alternext. a national securities exchange, and we have net tangible assets in excess of $5.0 million and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect stockholders in blank check companies, such as Rule 419. Accordingly, stockholders will not be afforded the benefits or protections of those rules. Among other things, this means that we will have a longer period of time to complete our initial business combination in some circumstances than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.

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

Our placing of funds in trust may not protect those funds from third-party claims against us. Although we have sought and will seek to have all vendors and service providers we engage and prospective target businesses with which we negotiate, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. Furthermore, there is no guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. There is also no guarantee that a court would uphold the validity of such agreements. Further, we could be subject to claims from parties not in contract with us who have not executed a waiver, such as a third-party claiming tortious interference as a result of our initial business combination.

Accordingly, the proceeds held in trust could be subject to claims that could take priority over those of our public stockholders and, as a result, the per-share liquidation price could be less than $9.88 due to claims of such creditors. If we liquidate before the completion of an initial business combination and distribute to our public stockholders the proceeds held in trust, David A. Minella, our chairman and chief executive officer, LLM Structured Equity Fund L.P. and LLM Investors L.P. have agreed that they will be liable, by means of direct payment to the trust account, to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, the agreement entered into by Mr. Minella, LLM Structured Equity Fund L.P. and LLM Investors L.P. specifically provides for an exception to this indemnity; there will be no liability as to any claimed amounts owed to a third-party who executed a waiver (even if such waiver is subsequently found to be invalid and unenforceable). Furthermore, there could be claims from parties other than vendors or target businesses that would not be covered by the indemnity from Mr. Minella, LLM Structured Equity Fund L.P. and LLM Investors L.P., such as stockholders and other claimants who are not parties in contract with us who file a claim for damages against us. The measures described above are the only actions we will take to ensure that the funds in the trust account are not depleted by claims against the trust. Because we have sought and will seek to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, we believe the likelihood of Mr. Minella, LLM Structured Equity Fund L.P. and LLM Investors L.P. having any such obligations is minimal. Based on representations made to us by Mr. Minella, LLM Structured Equity Fund L.P. and LLM Investors L.P. at the time the indemnity was executed as to their accredited investor status (as such term is defined in Regulation D under the Securities Act) and that they have sufficient funds available to them to satisfy their indemnification obligations to us, we believe they will be able to satisfy any indemnification obligations that may arise and we will enforce our rights under these indemnification arrangements against each of Mr. Minella, LLM Structured Equity Fund L.P. and LLM Investors L.P. However, in the event Mr. Minella, LLM Structured Equity Fund L.P. and LLM Investors L.P. have liability to us under these indemnification arrangements, we cannot assure you that they will have the assets necessary to satisfy those obligations. Therefore, we cannot assure you that the per-share distribution from the trust account, if we liquidate, will not be less than $9.88 due to such claims.

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

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise and the holder will be precluded from exercise of the warrant. At the time that the warrants become exercisable (following our completion of an initial business combination), we expect to either continue to be listed on a national securities exchange, which would provide an exemption from registration in every state, or we would register the warrants in every state (or seek another exemption from registration in such states). Accordingly, while we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current, we cannot assure you of this result.  Thus, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants and they may expire worthless if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

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

Unless we consummate our initial business combination, our officers and directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account and the amount of interest income from the trust account up to a maximum of $2.75 million (subject to the holdback of a sufficient amount of interest income to pay any due and unpaid taxes on such $2.75 million) that may be released to us as working capital. These amounts are based on management’s estimates of the funds needed to finance our operations until at least November 14, 2009 and to pay expenses in identifying and consummating our initial business combination. Those estimates may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment in connection with our initial business combination or pay exclusivity or similar fees or if we expend a significant portion in pursuit of an initial business combination that is not consummated. Our officers and directors may, as part of any business combination, negotiate the repayment of some or all of any such expenses. We do not have a policy that prohibits our officers and directors from negotiating for the reimbursement of such expenses by a target business. If the owners of the target business do not agree to such repayment, this could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest. The financial interest of our officers or directors could influence our officers’ and directors’ motivation in selecting a target business and therefore there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.  See “Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”

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

Certain of our executive officers, directors and sponsors are now, and all of them may in the future become, affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us. As of the date of this annual report, Patrick J. Landers, our president and a director, is affiliated with LLM Capital Partners LLC, a private equity firm based in Boston, and Annascaul Advisors LLC, a FINRA affiliated firm; William Cvengros is affiliated with National Retirement Partners Inc., a retirement plan advisory services firm; Daniel Gressel is affiliated with Teleos Management, L.L.C., a hedge fund management firm; and William Landman is affiliated with Capital Management Systems Inc. Furthermore, each of our principals may become involved with subsequent blank check companies similar to our company, although they have agreed not to participate in the formation of, or become an officer or director of, any blank check company that may complete an initial business combination with an entity in the financial services industry until the earlier of (i) the date on which we have entered into a definitive agreement regarding our initial business combination or (ii) November 14, 2009. Additionally, our officers, directors and sponsors may become aware of business opportunities that may be appropriate for presentation to us and the other entities to which they owe contractual or other fiduciary duties. Accordingly, they may have fiduciary obligations and other conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us and we may miss out on a potential transaction. See “Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”

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

Certain of our directors and entities affiliated with certain of our officers and directors, own shares of our common stock that were issued prior to our initial public offering in consideration for an aggregate purchase price of $25,000. Additionally, Flat Ridge Investments LLC, LLM Structured Equity Fund L.P., LLM Investors L.P. and Capital Management Systems, Inc. purchased 3,150,000, 1,646,400, 33,600 and 420,000 sponsors’ warrants, respectively, each at a purchase price of $1.00 per warrant, immediately prior to the consummation of our initial public offering. Such purchasers have waived their right to receive distributions with respect to the founders’ common stock upon our liquidation if we are unable to consummate an initial business combination. Accordingly, the founders’ common stock as well as the sponsors’ warrants will be worthless if we do not consummate an initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing an initial business combination. See “Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”

Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

The NYSE Alternext may delist our securities from quotation on its exchange, which could limit securities holders’ ability to trade our securities and subject us to additional trading restrictions.

Our securities are listed on the NYSE Alternext, a national securities exchange. Although we currently satisfy the minimum initial listing standards set forth in Section 101(c) of the NYSE Alternext Company Guide, which only requires that we meet certain requirements relating to stockholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements, we cannot assure you that our securities will continue to be listed on the NYSE Alternext in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that the NYSE Alternext will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE Alternext delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

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

When we seek stockholder approval of our initial business combination, we will offer each public stockholder (but not our initial stockholders) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the initial business combination and the initial business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third-party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Because we have no specific business combination under consideration, we have not taken any steps to secure third-party financing. Therefore, we may not be able to consummate an initial business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

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

Our business combination may require us to use substantially all of our cash to pay the purchase price. In such a case, because we will not know how many stockholders may exercise such conversion rights, we may need to arrange third-party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Additionally, even if our business combination does not require us to use substantially all of our cash to pay the purchase price, if a significant number of stockholders exercise their conversion rights, we will have less cash available to use in furthering our business plans following our initial business combination and may need to arrange third-party financing. We have not taken any steps to secure third-party financing for either situation. We cannot assure you that we will be able to obtain such third-party financing on terms favorable to us or at all.

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

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $14.50 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. Redemption of the outstanding warrants could force a warrant holder (i) to exercise its warrants and pay the exercise price therefor at a time when it may be disadvantageous for it to do so, (ii) to sell its warrants at the then-current market price when it might otherwise wish to hold such warrants or (iii) to accept the nominal redemption price that, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect an initial business combination.

We issued warrants to purchase 25,000,000 shares of common stock as part of the units in our initial public offering and the sponsors’ warrants to purchase 5,250,000 shares of common stock (an aggregate of 30,250,000 warrants). To the extent we issue shares of common stock to effect an initial business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the initial business combination. Accordingly, our warrants may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of a sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

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

Recent turmoil across various sectors of the financial markets may negatively impact the Company’s ability to complete a business combination.

Recently, the various sectors of the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the disruption in credit markets and availability of credit and other financing, the failure, bankruptcy, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our ability to complete a business combination, particularly in the event that we are required to obtain additional debt financing in order to complete a proposed combination.   In addition, potentially attractive targets for a business combination may be unwilling to pursue a transaction in the near term if current economic conditions have decreased the value of their business and, as a result, the consideration they would receive in a transaction.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.

PROPERTIES

We maintain our principal executive offices at 9130 Galleria Court, Suite 318, Naples, Florida.  Prior to January 1, 2009, we maintained our principal executive offices at 695 East Main Street, Stamford, Connecticut and also utilized office space at 265 Franklin Street, 20th Floor, Boston, Massachusetts. The cost for these two offices was included in the $4,500 and $3,000 monthly fees that we paid to Teleos Management, L.L.C., a company that is affiliated with Daniel Gressel, one of our directors, and LLM Capital Partners LLC, an entity affiliated with Patrick J. Landers, our president and a director, LLM Structured Equity Fund L.P. and LLM Investors, L.P., respectively, for general and administrative services, including office space, utilities and administrative support, commencing on the effective date of our initial public offering and terminating upon consummation of our business combination or the distribution of the trust account to our public stockholders pursuant to an Administrative Services Agreement. The Administrative Services Agreement was amended on December 31, 2008 to reduce the amount paid monthly to Teleos Management, L.L.C. and LLM Capital Partners LLC to $4,083.15 and $2,722.10, respectively.  The reduction is to cover the rent and related expenses for the new office in Naples, Florida.  We believe, based on fees for similar services in the Stamford, Connecticut and Boston, Massachusetts metropolitan areas, that the fee charged by each of Teleos Management, L.L.C. and LLM Capital Partners LLC, is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

NYSE Euronext completed its acquisition of the American Stock Exchange (“AMEX”) on October 1, 2008. Post merger, the AMEX equities business has been re-branded NYSE Alternext. Our units, which consist of one share of our common stock, par value $0.0001 per share, and one warrant to purchase one share of our common stock, trade on the NYSE Alternext under the symbol “PAX.U.” Our warrants and common stock have traded separately on the NYSE Alternext under the symbols “PAX.WS” and “PAX,” respectively, since December 3, 2007. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $7.50 commencing on the later of our consummation of an initial business combination or February 14, 2009. Our warrants will expire at 5:00 p.m., New York City time, on November 14, 2012, or earlier upon redemption.

The following table sets forth, for the calendar quarter indicated, the high and low closing sales prices per unit, warrant and share of common stock, respectively, as reported on the NYSE Alternext. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Units				Warrants				Common Stock
Quarter ended	High		Low		High		Low		High		Low
2008
First Quarter	$9.91		$9.44		$0.85		$0.38		$9.20		$8.97
Second Quarter	$9.75		$9.20		$0.45		$0.30		$9.31		$9.05
Third Quarter	$9.80		$9.11		$0.41		$0.20		$9.50		$9.01
Fourth Quarter	$9.30		$8.40		$0.25		$0.05		$9.15		$8.56
2007
First Quarter*	—		—		—		—		—		—
Second Quarter*	—		—		—		—		—		—
Third Quarter *	—		—		—		—		—		—
Fourth Quarter (November 15, 2007 to December 31, 2007)	$9.95	(1)	$9.67	(1)	$0.90	(2)	$0.65	(2)	$9.10	(3)	$8.91	(3)

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

*                                        No amounts are included as none of our securities commenced trading on the NYSE Alternext until November 15, 2007.

Holders

As of March 5, 2009, we had 1 holder of record of our units, 11 holders of record of our common stock and 5 holders of record of our warrants.

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

Performance

The graph below compares the cumulative total return of our common stock from December 3, 2007, the date that our common stock first became tradable separately, through December 31, 2008 with the comparable cumulative return of companies comprising the S&P 500 Index and a peer group selected by us. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index and a peer group selected by us over the indicated time periods, and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

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

The foregoing warrants were issued on November 20, 2007 pursuant to the exemptions from registration contained in Section 4(2) and Regulation S of the Securities Act. The warrants were sold for an aggregate offering price of $5,250,000 at a purchase price of $1.00 per warrant. Each warrant gives the holder the right to purchase one share of common stock at an exercise price of $7.50.  No underwriting discounts or commissions were paid with respect to such sales.

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

Of the gross proceeds from our initial public offering: (i) we deposited $241,750,000 into a trust account at JP Morgan Chase Bank, NA, maintained by Continental Stock Transfer & Trust Company, as trustee, which amount included $10,000,000 of contingent underwriting discount; (ii) the underwriters received $7,500,000 as underwriting discount (excluding the contingent underwriting discount); and (iii) we retained $700,000 for offering expenses, plus $50,000 for working capital. In addition, we deposited into the trust account $5,250,000 that we received from the private placement of the sponsors’ warrants. None of the offering proceeds were paid directly or indirectly to any of our officers, directors or 10% stockholders. The net proceeds deposited into the trust account remain on deposit in the trust account, and have earned interest of approximately $4.9 million through December 31, 2008.

Following the consummation of our initial public offering through December 31, 2008, we incurred an aggregate of $2,761,603 in total expenses, which consisted of a Federal income tax provision of $1,194,009, approximately $816,301 for Connecticut state taxes, $275,453 for legal and accounting fees unrelated to our initial public offering, $165,108 for Delaware incorporation and franchise taxes, $101,800 in the aggregate to Teleos Management, L.L.C. and LLM Capital Partners LLC for our office space and other general and administrative services, $79,395 for director and officer insurance and other insurance, and $129,537 for other expenses.

The net remaining proceeds from the initial public offering and private placement after deducting the underwriting discounts and commissions, the offering expenses and all other expenditures through December 31, 2008 were approximately $248,952,879, which consisted of $28,678 of cash held outside the trust account plus $248,924,201 held in the trust account, excluding accrued interest of $59,219.

ITEM 6.

SELECTED FINANCIAL DATA

The following table summarizes the relevant financial data for our business and should be read in conjunction with our financial statements, and the notes and schedules related thereto, which are included in this annual report.

	For the Year Ended December 31, 2008	For the Period from July 9,2007 (date of inception) through December 31, 2007	For the Period from July 9,2007 (date of inception) through December 31, 2008
Statement of Operations Data:
Net Interest Income	$3,808,688	$1,080,541	$4,889,229
Operating Expenses	679,661	72,845	752,506
Provision for State Taxes	740,724	75,577	816,301
Provision for Federal Taxes	877,088	316,921	1,194,009
Net Income	1,511,215	615,198	2,126,413
Net Income per common share	$0.05	$0.05	$0.08

	December 31, 2008	December 31, 2007
Selected Balance Sheet Data:
Cash	$28,678	$58,075
Cash held in Trust Account	248,924,201	247,340,887
Total assets	249,449,560	248,161,221
Total liabilities	10,253,245	10,476,121
Common stock, subject to possible conversion	74,099,990	74,099,990
Total stockholders’ equity	$165,096,325	$163,585,110

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We were formed on July 9, 2007, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating business in the financial services industry. Our initial business combination must be with a business or businesses whose collective fair market value is in excess of 80% of the balance in the trust account (excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of the initial business combination. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

To fund pre-offering expenses associated with our initial public offering, Flat Ridge Investments LLC, LLM Structured Equity Fund L.P. and LLM Investors L.P. advanced an aggregate of $200,000 to us in exchange for a promissory note, without interest, which was repaid from the proceeds of our initial public offering.

Results of Operations

For the year ended December 31, 2008, we had a net income of $1,511,215, consisting of net interest income of $3,808,688 less costs attributable to organization, formation and general and administrative expenses of $679,661, state taxes of $740,724 and a net provision for federal income taxes of $877,088. For the period from July 9, 2007 (date of inception) through December 31, 2007 we had net income of $615,198, consisting of interest income of $1,080,541 less costs attributable to organization, formation and general and administrative expenses of $72,845, state taxes of $75,577 and a net provision for federal income taxes of $316,921.  For the period from July 9, 2007 (date of inception) through December 31, 2008, we had a net income of $2,126,413, consisting of net interest income of $4,889,229 less costs attributable to organization, formation and general and administrative expenses of $752,506, state taxes of $816,301 and a net provision for federal income taxes of $1,194,009.

Through December 31, 2008 we did not engage in any significant operations. Our activities from inception through December 31, 2008 were to prepare for our initial public offering and begin the identification of a suitable business combination candidate.

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

The following table reconciles the amount of net proceeds from our initial public offering and private placement to the amount held in the trust account at December 31, 2008:

Amounts placed in Trust Account	$247,000,000
Interest income received	4,897,158
Amounts withdrawn for payment of federal & state taxes	(2,387,057)
Amounts withdrawn for working capital	(585,900)
Total held in Trust Account	$248,924,201

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

We anticipate that we will incur approximately $1,300,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigation, structuring and negotiating of our initial business combination, $180,000 in the aggregate for the administrative fee payable to Teleos Management, L.L.C. and LLM Capital Partners LLC ($4,500 and $3,000, respectively, per month for 24 months less reductions in 2009 for rent of office space in Naples, Florida), $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, and $1,220,000 for general working capital that can be used in connection with our acquisition plans. We do not believe that we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through an offering of debt or equity securities if funds are required to consummate a business combination that is presented to us, although we have not entered into any such arrangements and have no current intention of doing so.

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

New Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral for the implementation of SFAS 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS 157 for the fiscal year beginning January 1, 2008, except for the non-financial assets and non-financial liabilities for which delayed application is permitted until our fiscal year beginning January 1, 2009. The adoption of the remaining provisions of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB No. 115 (“SFAS 159”). SFAS 159 allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The adoption of SFAS 159 did not have a significant impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”) which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R will have an impact to the Company for any acquisitions consummated on or after January 1, 2009.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  SFAS 160 may have a material impact to the Company with respect to any acquisitions consummated on or after January 1, 2009.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To date, our efforts have been limited to organizational activities, activities relating to our initial public offering and the identification of a target business. We have neither engaged in any operations nor generated any revenues. As the proceeds from our initial public offering held in the trust account have been invested in short-term investments, our only market risk exposure relates to fluctuations in interest.

As of December 31, 2008, $248,924,201 of the net proceeds of our initial public offering (excluding accrued interest of $59,219) was held in the trust account for the purposes of consummating our initial business combination. Continental Stock Transfer & Trust Company, the trustee, has invested the money held in the trust account at JPMorgan Chase Bank, NA.

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic filings with the SEC under the Exchange Act, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. Management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of December 31, 2008. Based upon that evaluation, management has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Control Over Financial Reporting

During our fiscal quarter ended December 31, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management has prepared and is responsible for our financial statements and related notes. Management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with the authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision and with the participation of management, including our personal participation, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework as issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that as of December 31, 2008, the Company maintained effective internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report, which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Prospect Acquisition Corp.

We have audited Prospect Acquisition Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Prospect Acquisition Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Prospect Acquisition Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of Prospect Acquisition Corp. as of December 31, 2008 and 2007 and for the year ended December 31, 2008, the period from July 9, 2007 (date of inception) through December 31, 2007 and the cumulative period from July 9, 2007 (date of inception) through December 31, 2008 and our report dated March 13, 2009, expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

McGLADREY & PULLEN, LLP

New York, New York
March 13, 2009

ITEM 9B.                         OTHER INFORMATION

None.

PART III

ITEM 10.                           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
David A. Minella	56	Chairman of the Board and Chief Executive Officer
Patrick J. Landers	53	Director and President
James J. Cahill	45	Chief Financial Officer and Secretary
Michael P. Castine	54	Director
William Cvengros	60	Director
Michael Downey	65	Director
Daniel Gressel	55	Director
William Landman	56	Director
John Merchant	60	Director

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

Patrick J. Landers — Director and President.  Mr. Landers has been a director and our president since August, 2007. Mr. Landers currently serves as the president and CEO of Annascaul Advisors LLC, a FINRA member firm, and a managing director of LLM Capital Partners LLC, a private equity firm based in Boston. Mr. Landers has served in these capacities since 2003 and 2004, respectively. From 2001 to 2003, Mr. Landers was president of Landers Partners LLC, a financial advisory firm that he founded. From 1981 until 2001, Mr. Landers was an investment banker at Dillon, Read & Co. Inc., an investment banking firm, and subsequently at UBS AG, an investment banking firm, after UBS AG’s acquisition of Dillon, Read & Co. Inc. Mr. Landers has served as a director of The Endurance International Group, Inc., a web hosting company. Mr. Landers has also served as a director of Connell Limited Partnership, an industrial conglomerate, Haas Publishing Company, a publishing company, and Student/Sponsor Partners, a New York educational foundation established to help disadvantaged youth attain a quality high school education. Mr. Landers is a graduate of Williams College and received his M.P.P.M. from Yale University.

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

Michael P. Castine — Director.  Mr. Castine has been a director since August, 2007. Mr. Castine has served as Chairman, Investment Management of Korn/Ferry International since August, 2008.  Since November, 2007, Mr. Castine has been the chief executive officer of Sugar Hill Investments, LLC, or Sugar Hill, a private investment office and consulting firm which he founded. Previously Mr. Castine served as the president of Dover Management LLC, an investment advisory firm, from 2003 to 2007, and a member of Dover Corporate Responsibility Management LLC, a mutual fund investment firm, from 2005 to 2007. From 1999 to 2003, Mr. Castine served as a partner and global sector head in the executive search division of TMP Worldwide. Prior to 1999, Mr. Castine was a partner of the Highland Group, an executive recruiting firm, which he and his partners sold to TMP Worldwide in 1999. Previously, from 1987 to 1997, Mr. Castine was employed by Spencer Stuart, an executive recruiting firm, where he built the investment management practice and co-headed the financial services practice including investment management, investment banking, insurance, real estate, private banking and private equity on a global platform. Mr. Castine also served as the Director of International Communication and Information for the National Security Council from 1986 to 1987 and as the Deputy Director of the Office of Private Sector Initiatives in the White House under President Ronald Reagan from 1981 to 1984. In addition, from 1979 to 1981, he worked for the United States House of Representatives as an aid to Congressman Jack Kemp. Mr. Castine currently serves on the board of several nonprofit organizations including Brunswick School, the Communities in Schools Leadership Council, Connecticut Chapter of the Knights of Malta, and the Ronald Reagan Presidential Library Foundation. Mr. Castine has a masters degree in public administration from Harvard University and a B.A. in political science from Fredonia College.

William Cvengros — Director.  Mr. Cvengros has been a director since August, 2007. Mr. Cvengros is the managing member and chief executive officer of SJC Capital LLC, his personal consulting and investment business, which was formed in 2002. Mr. Cvengros joined National Retirement Partners, Inc., a retirement plan advisory services firm, in an advisory capacity in March, 2005, and has served as chairman of the board of directors since December, 2005. From 2002 to 2004, Mr. Cvengros was a venture partner and advisory board member of the Edgewater Funds, a private equity firm. From its inception in 1998 until its sale in 2005, Mr. Cvengros was chairman of the board of directors of PacketVideo Corporation, a privately-held company providing wireless multi-media software and services for mobile applications. From 1994 to 2000, Mr. Cvengros served as the CEO, president and a director of PIMCO Advisors Holdings L.P., a publicly traded investment management firm, from 1986 to 1994, he served as chairman of the board of directors of Pacific Investment Management Company, an investment management firm, and from 1990 to 1994, he served as vice chairman of the board of directors and chief investment officer of Pacific Life Insurance Company, an insurance company. Mr. Cvengros previously served as a director of HK Enterprise Group, a producer of gourmet foods, and ACG Corporation, an aviation equipment trust sponsored by Pacific Life. Mr. Cvengros received an M.B.A. from Northwestern University’s Kellogg Graduate School of Management in 1972 and a B.A. in economics from the University of Notre Dame in 1970. Mr. Cvengros is also a Chartered Financial Analyst.

Michael Downey — Director.  Mr. Downey has been a director since September, 2007. Since 2003, Mr. Downey has been a private investor. In May, 2003, Mr. Downey was appointed as an independent consultant to Bear Stearns, Inc., an investment banking and securities brokerage firm, and since that time he has been responsible for the procurement of independent research according to a 2003 settlement agreement between the SEC, NASD (now the FINRA), New York Stock Exchange, and ten of the largest United States investment firms to address issues of conflicts of interest within their businesses. From 1997 to December 2003, Mr. Downey was the managing partner of Lexington Capital, L.L.C., a private investment advisory firm. From 1993 to 1996, Mr. Downey was a private investor. From 1968 to 1993, Mr. Downey was employed at Prudential Securities, Inc., an investment firm, in various roles, most recently as chairman and CEO of Prudential Mutual Fund Management. Mr. Downey currently serves as chairman of the board of directors of Asia Pacific Fund, Inc., a closed-end fund, and a director of The Merger Fund, an open-end mutual fund, and Alliance Bernstein Mutual Funds. Formerly, Mr. Downey served as a director of Value Asset Management LLC. Mr. Downey received an M.B.A. from Syracuse University and a B.A. in economics from Le Moyne College.

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

Director Independence

The NYSE Alternext requires that a majority of our board of directors must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors has determined that each of Michael P. Castine, William Cvengros, Michael Downey, Daniel Gressel and John Merchant is an independent director as such term is defined under the rules of the NYSE Alternext and Rule 10A-3 of the Exchange Act. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

We will not enter into our initial business combination with an entity that is affiliated with any of our officers, directors, sponsors or initial stockholders. All affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. All affiliated transactions must be approved by a majority of our independent and disinterested directors.

Audit Committee

Our board of directors has established a standing audit committee, which consists of Michael P. Castine, William Cvengros, Daniel Gressel and John Merchant as the chairman, each of whom has been determined to be “independent” as defined in Rule 10A-3 of the Exchange Act and the rules of the NYSE Alternext. The audit committee’s duties, which are specified in our audit committee charter, include, but are not limited to:

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

•                  monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

•                  reviewing and approving all payments made to our initial stockholders, sponsors, officers or directors and their respective affiliates, other than a payment of an aggregate of $7,500 per month to Teleos Management, L.L.C., an entity affiliated with Daniel Gressel, one of our directors, and LLM Capital Partners LLC, an entity affiliated with Patrick J. Landers, our president and a director, LLM Structured Equity Fund L.P. and LLM Investors L.P., for office space, secretarial and administrative services (amended December 31, 2008 to $6,805.25 per month). Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who, as required by the NYSE Alternext, are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the NYSE Alternext that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that John Merchant satisfies the NYSE Alternext’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Our board of directors has established a standing nominating committee, which consists of Michael P. Castine, William Cvengros, Daniel Gressel and Michael Downey, each of whom is an independent director under the NYSE Alternext’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and 10% stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the fiscal year ended December 31, 2008, all 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met in a timely manner.

Promoters

Each of Flat Ridge Investments LLC and David A. Minella may be deemed our “promoters” as that term is defined under United States federal securities laws.

ITEM 11.                           EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

None of our executive officers has received any cash or other compensation for services rendered to us in any capacity. Commencing on November 14, 2007, the date of our prospectus related to our initial public offering, through the consummation of our initial business combination or our liquidation, pursuant to a letter agreement, we have paid and will continue to pay Teleos Management, L.L.C., an entity affiliated with Daniel Gressel, one of our directors, and LLM Capital Partners LLC, an entity affiliated with Patrick J. Landers, our president and a director, LLM Structured Equity Fund L.P. and LLM Investors L.P., a fee of $4,500 and $3,000, respectively, per month for office space and administrative services, including secretarial support (amended December 31, 2008 to $4,083.15 and $2,722.10, respectively). This arrangement has been agreed to by Teleos Management, L.L.C. and LLM Capital Partners LLC for our benefit and is not intended to provide Mr. Gressel or Mr. Landers compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third-party. Other than the fees payable to Teleos Management, L.L.C. and LLM Capital Partners LLC, no compensation of any kind, whether from us or any entity affiliated with us, including finders’ fees, consulting fees or other similar compensation, will be paid to, awarded to, or earned by any of our initial stockholders, sponsors, officers or directors, in each case in any capacity, or to any of their respective affiliates, for any services rendered prior to or in connection with the consummation of our initial business combination. However, such individuals and entities will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses; provided, however, that to the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account and interest income of up to $2.75 million on the balance in the trust account (subject to the holdback of a sufficient amount of interest income to pay any due and unpaid taxes on such $2.75 million), such out-of-pocket expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all payments made to our initial stockholders, sponsors, officers and directors, and any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

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

Michael Downey
Daniel Gressel
John Merchant

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 5, 2009, by each person who is known by us to own beneficially more than 5% of our outstanding shares of common stock.

Name of Beneficial Owner (1)	Amount of Beneficial Ownership of Common Stock	Percent of Common Stock(2)

Flat Ridge Investments LLC (3)	3,271,753	10.5%
HBK Investments L.P. (4)	3,069,191	9.8%
Aldebaran Investments LLC (5)	1,916,820	6.1%
QVT Financial LP (6)	1,800,450	5.8%
Hartz Capital, Inc. (7)	1,590,016	5.1%

(1)           Except as set forth in the footnotes to this table, the persons named in the table above have sole voting and dispositive power with respect to all shares shown as beneficially owned by them.

(2)           Amount and applicable percentage of ownership is based on 31,250,000 shares of our common stock outstanding on March 5, 2009, which in some instances results in a different percentage than reported by the beneficial owners on their respective 13G filings.

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

(4)           The amount shown is the aggregate number of shares of common stock beneficially owned by HBK Investments L.P., HBK Services LLC, HBK New York LLC, HBK Partners II L.P., HBK Management LLC, HBK Master Fund L.P. and HBK Special Opportunities Fund I L.P., or the HBK Entities.  The HBK Entities have shared voting and dispositive power with respect to all of the reported shares of common stock.  The business address of each of the HBK Entities except HBK New York LLC is 2101 Cedar Springs Road, Suite 700, Dallas, Texas 75201.  The business address of HBK New York LLC is 350 Park Avenue, 20th Floor, New York, New York 10022.  The foregoing information was derived from a Schedule 13G filed with the SEC on February 3, 2009.

(5)           Aldebaran Investments LLC, or Aldebaran, is the investment manager of a separate account which owns 1,916,820 shares of common stock.  Aldebaran is deemed to be the beneficial owner of these shares. The business address of Aldebaran is 500 Park Avenue, 5th Floor, New York, NY 10022. The foregoing information was derived from a Schedule 13G filed with the SEC on February 17, 2009.

(6)           QVT Financial LP, or QVT Financial, in the investment manager for QVT Fund LP, or the Fund, Quintessence Fund L.P., or Quintessence, and a separate discretionary account managed for Deutsche Bank AG, or the Separate Account.  The Fund beneficially owns 1,504,500 shares of common stock, Quintessence beneficially owns 150,052 shares of common stock and the Separate Account holds 145,898 shares of common stock.  QVT Financial has the power to direct the vote and disposition of the common stock held by the Fund, Quintessence and the Separate Account.  Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate of 1,800,450 shares of common stock, consisting of shares owned by the Fund and Quintessence and the shares held in the Separate Account.  QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of common stock reported by QVT Financial.  QVT Associates GP LLC, as General Partner of the Fund and Quintessence, may be deemed to beneficially own the aggregate number of shares of common stock owned by the Fund and Quintessence, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate of 1,654,552 shares of common stock.  Each of QVT Financial and QVT Financial GP LLC disclaims beneficial ownership of all shares of common stock owned by the Fund, Quintessence and the Separate Account.  QVT Associates GP LLC disclaims beneficial ownership of all shares of common stock owned by the Fund and Quintessence, except to the extent of its pecuniary interest therein.  QVT Financial, QVT Financial GP LLC, the Fund and QVT Associates GP LLC have shared voting and dispositive power with respect to those shares of common stock beneficially owned by each of the respective entities as set forth herein.  The business address of each of QVT Financial, QVT Financial GP LLC and QVT Associates GP LLC is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036.  The business address of the Fund is Walkers SPV, Walkers House, Mary Street, George Town, Grand Cayman KY1-9002, Cayman Islands.  The foregoing information was derived from a Schedule 13G filed with the SEC on February 3, 2009.

(7)           Hartz Capital, Inc., or Hartz Capital, is the investment manager of Hartz Capital Investments, LLC, or the Fund.  The Fund beneficially owns 1,590,016 shares of common stock.  Hartz Capital is also deemed to have beneficial ownership of these shares.  The business address of both Hartz Capital and the Fund is 400 Plaza Drive, Secaucus, NJ 07094. The foregoing information was derived from a Schedule 13G filed with the SEC on August 27, 2008.

The following table sets forth certain information regarding beneficial ownership of our common stock and warrants as of March 5, 2009, by (i) each of our executive officers for the fiscal year ended December 31, 2008, (ii) each of our directors, and (iii) all directors and executive officers as a group.

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

(1)           The business address of each of our officers and directors is 9130 Galleria Court Suite 318, Naples, Florida 34109.

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

Each of Teleos Management, L.L.C., an entity affiliated with Daniel Gressel, one of our directors, and LLM Capital Partners LLC, an entity affiliated with Patrick J. Landers, our president and a director, LLM Structured Equity Fund L.P. and LLM Investors L.P., has agreed that, commencing on November 14, 2007 through the acquisition of a target business, it will make available to us office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay Teleos Management, L.L.C., $4,500 per month and LLM Capital Partners LLC, $3,000 per month for these services (amended December 31, 2008 to $4,083.15 and $2,722.10, respectively). This arrangement is solely for our benefit and is not intended to provide Mr. Gressel or Mr. Landers compensation in lieu of a salary. We believe, based on rents and fees for similar services in the Stamford, Connecticut and Boston, Massachusetts metropolitan areas, that the fee charged by each of Teleos Management, L.L.C. and LLM Capital Partners LLC, is at least as favorable as we could have obtained from an unaffiliated person.

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

Other than the $7,500 per month administrative fee (amended December 31, 2008 to $6,805.25 per month) and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders’ fees, consulting fees or other similar compensation, will be paid to awarded to or earned by any of our initial stockholders, sponsors, officers or directors, or to any of their respective affiliates, prior to or with respect to the initial business combination (regardless of the type of transaction that it is).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

As previously disclosed in our Current Report on Form 8-K, dated February 4, 2008, a majority of the partners of Goldstein Golub Kessler LLP, or GGK, became partners of McGladrey & Pullen, LLP, or M&P. As a result, GGK resigned as auditors of the company effective January 31, 2008, and M&P was appointed as our independent registered public accounting firm in connection with the company’s annual financial statements for the fiscal years ended December 31, 2008 and 2007. The following table sets forth the fees billed or anticipated for professional services rendered by M&P and GGK for the fiscal years ended December 31, 2008 & 2007:

	Fiscal Year Ended December 31, 2008	Fiscal Year Ended December 31, 2007
Audit Fees - M&P	$79,523	$23,000
Audit Fees — GGK	—	48,778
Audit-Related Fees	—	—
Tax Fees	5,000	—
All Other Fees	—	—
Total	$84,523	$71,778

Audit Fees

M&P audit fees consist of fees for the audit of our year end financial statements and for 2008 includes the review of the interim financial statement included in our Quarterly Report on Form 10-Q.  GGK audit fees consist of the review of the interim financial statement included in our Quarterly Report on Form 10-Q and services rendered in connection with our initial public offering, including related audits.

Audit-Related Fees

There were no fees for audit-related services rendered by M&P for the fiscal year ended December 31, 2008 and 2007.

Tax Fees

Tax fees consist of tax services provided by RSM McGladrey, an affiliate of M&P.

All Other Fees

We did not incur any fees with M&P or GGK for the fiscal year ended December 31, 2008 and 2007 other than those described above.

Approval of Independent Registered Public Accounting Firm Services and Fees

The audit committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. In recognition of this responsibility, the audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

In addition to retaining M&P to audit our financial statements for the period from July 9, 2007 (date of inception) through December 31, 2008, we may retain M&P to provide advisory services and due diligence work in connection with prospective business combinations in 2009. We understand the need for M&P to maintain objectivity and independence in its audit of our financial statements.

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See financial statements commencing on page F-1 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 31, 2008, is hereby incorporated by reference.
3.2

Amended and Restated Bylaws, filed as Exhibit 3.2 to the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-145110) filed October 26, 2007, is hereby incorporated by reference.

4.1	Specimen Unit Certificate, filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed March 31, 2008, is hereby incorporated by reference.
4.2	Specimen Common Stock Certificate, filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed March 31, 2008, is hereby incorporated by reference.
4.3	Specimen Warrant Certificate, filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed March 31, 2008, is hereby incorporated by reference.
4.4

Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant, filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed March 31, 2008, is hereby incorporated by reference.

10.1

Promissory Note issued by the Issuer to Flat Ridge Investments LLC on July 17, 2007, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-145110) filed August 3, 2007, is hereby incorporated by reference.

10.2

Promissory Note issued by the Issuer to LLM Investors L.P. on July 17, 2007, filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-145110) filed August 3, 2007, is hereby incorporated by reference.

10.3

Promissory Note issued by the Issuer to LLM Structured Equity Fund L.P. on July 17, 2007, filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-145110) filed August 3, 2007, is hereby incorporated by reference.

10.4

Stock Purchase Agreement dated July 18, 2007 between the Registrant and Flat Ridge Investments LLC, LLM Structured Equity Fund L.P. and LLM Investors L.P., filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-145110) filed August 3, 2007, is hereby incorporated by reference.

10.5

Stock Purchase Agreement dated August 1, 2007 by and among Flat Ridge Investments LLC, SJC Capital LLC, Michael P. Castine and Daniel Gressel, filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-145110) filed August 3, 2007, is hereby incorporated by reference.

10.6

Stock Purchase Agreement dated August 1, 2007 by and among LLM Structured Equity Fund L.P., LLM Investors L.P. and Capital Management Systems, Inc., filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-145110) filed August 3, 2007, is hereby incorporated by reference.

10.7

Letter Agreement by and among the Registrant, Citigroup Global Markets Inc. and each executive officer, director and initial stockholders of the Registrant, filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed March 31, 2008, is hereby incorporated by reference.

10.8

Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed March 31, 2008, is hereby incorporated by reference.

10.9

Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the initial stockholders of the Registrant, filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed March 31, 2008, is hereby incorporated by reference.

10.10

Administrative Services Agreement dated July 30, 2007 between Teleos Management, L.L.C., LLM Capital Partners LLC and the Registrant, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-145110) filed August 3, 2007, is hereby incorporated by reference.

10.11	Registrations Rights Agreement dated November 14, 2007 by and among the Registrant and the initial stockholders of the Registrant, filed as Exhibit 11.11 to the Company’s Annual Report on Form 10-K filed March 31, 2008, is hereby incorporated by reference.
10.12

Sponsors’ Warrants Purchase Agreement by and among the Registrant and Flat Ridge Investments LLC, LLM Structured Equity Fund L.P., LLM Investors L.P. and Capital Management Systems, Inc., filed as Exhibit 10.12 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-145110) filed October 17, 2007, is hereby incorporated by reference.

10.13

Right of First Review Letter Agreement by and among the Registrant, David A. Minella, Patrick J. Landers, James J. Cahill, Michael P. Castine, William Cvengros, Michael Downey, Daniel Gressel, William Landman, Flat Ridge Investments LLC, LLM Structured Equity Fund L.P., LLM Investors L.P. and Capital Management Systems, Inc., filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed March 31, 2008, is hereby incorporated by reference.

10.14

Stock Purchase Agreement dated September 6, 2007 by and between Flat Ridge Investments LLC and Michael Downey, filed as Exhibit 10.14 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-145110) filed September 10, 2007, is hereby incorporated by reference.

10.15

Stock Purchase Agreement dated September 6, 2007 by and among James J. Cahill, LLM Structured Equity Fund L.P., LLM Investors L.P. and Capital Management Systems, Inc., filed as Exhibit 10.15 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-145110) filed September 10, 2007, is hereby incorporated by reference.

10.16

Stock Purchase Agreement dated October 15, 2007 by and among the sellers identified on Schedules B and C thereto, Flat Ridge Investments LLC and James J. Cahill, filed as Exhibit 10.16 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-145110) filed October 17, 2007, is hereby incorporated by reference.

10.17

Stock Purchase Agreements dated October 25, 2007 by and among Flat Ridge Investments LLC, LLM Structured Equity Fund L.P., LLM Investors L.P., Capital Management Systems, Inc. and John Merchant, filed as Exhibit 10.17 to the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-145110) filed October 26, 2007, is hereby incorporated by reference.

10.18

Amendment to Administrative Services Agreement dated December 31, 2008 between Teleos Management, L.L.C., LLM Capital Partners LLC and the Registrant., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2009, is hereby incorporated by reference.

10.19

Executive Office Lease Agreement dated January 1, 2009 between the Registrant and Professional Suites at the Galleria, Inc., filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 7, 2009, is hereby incorporated by reference.

14	Code of Ethics, filed as Exhibit 14 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-145110) filed September 10, 2007, is hereby incorporated by reference.
24	Power of Attorney (included on the signature page)
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer
31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSPECT ACQUISITION CORP.

	By:	/s/ David A. Minella
Name: David A. Minella
Title: Chief Executive Officer and Chairman

Date: March 16, 2009

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

Name	Title	Date

/s/ David A. Minella	Chief Executive Officer
David A. Minella	and Chairman of the	March 16, 2009
Board
(principal executive officer)

/s/ Patrick J. Landers	President
Patrick J. Landers		March 16, 2009

Chief Financial Officer
/s/ James J. Cahill	and Secretary
James J. Cahill	(principal accounting	March 16, 2009
and
financial officer)

Director
Michael P. Castine		March 16, 2009

/s/ William Cvengros	Director
William Cvengros		March 16, 2009

/s/ Michael Downey	Director
Michael Downey		March 16, 2009

/s/ Daniel Gressel	Director
Daniel Gressel		March 16, 2009

Director
William Landman		March 16, 2009

/s/ John Merchant	Director
John Merchant		March 16, 2009

FINANCIAL STATEMENTS

Prospect Acquisition Corp.
(a development stage company)

Index of Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance sheets as of December 31, 2008 and 2007	F-3

Statements of operations for the year ended December 31, 2008, for the period from July 9, 2007 (date of inception) through December 31, 2007 and for the cumulative period from July 9, 2007 (date of inception) through December 31, 2008

F-4

Statements of stockholders’ equity for the year ended December 31, 2008, for the period from July 9, 2007 (date of inception) through December 31, 2007 and for the cumulative period from July 9, 2007 (date of inception) through December 31, 2008

F-5

Statements of cash flows for the year ended December 31, 2008, for the period from July 9, 2007 (date of inception) through December 31, 2007 and for the cumulative period from July 9, 2007 (date of inception) through December 31, 2008

F-6

Notes to financial statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Prospect Acquisition Corp.

We have audited the accompanying balance sheets of Prospect Acquisition Corp. (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008, the period from July 9, 2007 (date of inception) through December 31, 2007, and the cumulative period from July 9, 2007 (date of inception) through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prospect Acquisition Corp. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended December 31, 2008, the period from July 9, 2007 (date of inception) through December 31, 2007, and the cumulative period from July 9, 2007 (date of inception) through December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Prospect Acquisition Corp. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company will face mandatory liquidation on November 14, 2009 if a business combination is not consummated, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Prospect Acquisition Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion on the effectiveness of Prospect Acquisition Corp.’s internal control over financial reposting.

/s/ McGladrey & Pullen, LLP

McGLADREY & PULLEN, LLP
New York, New York
March 13, 2009

Prospect Acquisition Corp.

(a development stage company)

Balance Sheets

	December 31,
	2008	2007
Assets
Current assets:
Cash	$28,678	$58,075
Investments held in Trust Account	248,924,201	247,340,887
Accrued interest income on Trust Account	59,219	739,654
Prepaid expenses	60,716	22,605
Prepaid taxes	203,588	—
Total current assets	249,276,402	248,161,221
Deferred tax asset	173,158	—
Total assets	$249,449,560	$248,161,221
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$186,097	$45,407
Accrued offering costs	—	38,216
Income taxes payable	—	392,498
Deferred interest income	67,148	—
Deferred underwriting commission	10,000,000	10,000,000
Total liabilities	10,253,245	10,476,121
Common stock, subject to possible conversion, 7,499,999 shares	74,099,990	74,099,990
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 72,000,000 shares authorized; 31,250,000 shares (including 7,499,999 subject to possible conversion) issued and outstanding	3,125	3,125
Additional paid-in capital	162,966,787	162,966,787
Earnings accumulated during the development stage	2,126,413	615,198
Total stockholders’ equity	165,096,325	163,585,110
Total liabilities and stockholders’ equity	$249,449,560	$248,161,221

See notes to financial statements.

Prospect Acquisition Corp.

(a development stage company)

Statements of Operations

	For the year ended December 31, 2008	For the period from July 9, 2007 (date of inception) through December 31, 2007	For the period from July 9, 2007 (date of inception) through December 31, 2008
Interest income	$3,875,836	$1,080,541	$4,956,377
Deferred interest income	67,148	—	67,148
Net interest income	3,808,688	1,080,541	4,889,229

Operating expenses:
Capital & franchise taxes	886,646	94,763	981,409
Professional fees	250,457	24,996	275,453
Formation and operating costs	193,232	16,913	210,145
Rent and office expenses	90,050	11,750	101,800
	1,420,385	148,422	1,568,807
Net income before provision for income taxes	2,388,303	932,119	3,320,422
Provision for income taxes	877,088	316,921	1,194,009
Net income	$1,511,215	$615,198	$2,126,413

Weighted average number of common shares outstanding:
Basic and diluted	31,250,000	13,155,357	25,396,835
Net income per share:
Basic and diluted	$0.05	$0.05	$0.08

See notes to financial statements.

Prospect Acquisition Corp.

(a development stage company)

Statements of Stockholders’ Equity

				Retained
				Earnings
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Common shares issued to initial stockholders on July 18, 2007 at approximately $.003 per share	7,187,500	$719	$24,281	$—	$25,000
Sale of 25,000,000 units, net of underwriters’ discount and offering expenses of $18,205,004 (includes 7,499,999 shares subject to possible conversion)	25,000,000	2,500	231,792,496	—	231,794,996
Proceeds subject to possible conversion of 7,499,999 shares	—	—	(74,099,990)	—	(74,099,990)
Proceeds from issuance of Sponsors’ Warrants	—	—	5,250,000	—	5,250,000
Repurchase of 937,500 common shares issued to initial stockholders	(937,500)	(94)	—	—	(94)
Net income	—	—	—	615,198	615,198

Balance at December 31, 2007	31,250,000	3,125	162,966,787	615,198	163,585,110

Net income	—	—	—	1,511,215	1,511,215

Balance at December 31, 2008	31,250,000	$3,125	$162,966,787	$2,126,413	$165,096,325

See notes to financial statements.

Prospect Acquisition Corp.

(a development stage company)

Statements of Cash Flows

	For the year ended December 31, 2008	For the period from July 9, 2007 (date of inception) through December 31, 2007	For the period from July 9, 2007 (date of inception) through December 31, 2008
Cash flows from operating activities
Net income	$1,511,215	$615,198	$2,126,413
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned on Trust Account	(3,875,836)	(1,080,541)	(4,956,377)
Changes in assets and liabilities:
Increase in prepaid expenses	(241,699)	(22,605)	(264,304)
Increase in deferred tax asset	(173,158)	—	(173,158)
Increase in accrued expenses	140,690	45,407	186,097
Increase in deferred interest income	67,148	—	67,148
(Decrease) increase in income taxes payable	(392,498)	392,498	—
Net cash used in operating activities	(2,964,138)	(50,043)	(3,014,181)
Cash flows from investing activities
Cash placed in Trust Account	—	(247,000,000)	(247,000,000)
Cash withdrawn from Trust Account	2,972,957	—	2,972,957
Net cash provided by (used in) investing activities	2,972,957	(247,000,000)	(244,027,043)
Cash flows from financing activities
Gross proceeds from initial public offering	—	250,000,000	250,000,000
Proceeds from issuance of Sponsors’ Warrants	—	5,250,000	5,250,000
Proceeds from sale of shares of common stock to initial stockholders	—	25,000	25,000
Proceeds from notes payable to stockholders	—	200,000	200,000
Repayment of notes payable to stockholders	—	(200,000)	(200,000)
Repurchase of common shares from initial stockholders	—	(94)	(94)
Payment of deferred offering costs	—	—	—
Payment of offering costs	(38,216)	(8,166,788)	(8,205,004)
Net cash (used in) provided by financing activities	(38,216)	247,108,118	247,069,902
Net (decrease) increase in cash	(29,397)	58,075	28,678

Cash at beginning of period	58,075	—	—
Cash at end of period	$28,678	$58,075	$28,678

Supplemental disclosure of non-cash financing activities
Accrual of deferred offering costs	—	$38,216	—
Deferred underwriting commission	—	$10,000,000	$10,000,000
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$1,646,332	$—	$1,646,332

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

At December 31, 2008, the Company’s operations related to the Company’s formation and the initial public offering described below.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective November 14, 2007.  The Company consummated the Offering on November 20, 2007 and received gross proceeds of $250,000,000 and $5,250,000 from the sale of Sponsors’ Warrants on a private placement basis (see Note 2).  The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination.  Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.  An amount of $247,000,000  (or approximately $9.88 per unit) of the net proceeds of the Offering and the sale of the Sponsors’ Warrants (see Note 2) was deposited in a trust account (the “Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its initial Business Combination or (ii) liquidation of the Company.  At December 31, 2008, the Trust Account was invested in United States government securities and has been accounted for as a trading security. The placing of funds in the Trust Account may not protect those funds from third-party claims against the Company.  Although the Company has sought and will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. A Company officer and two initial stockholders have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company, subject to limited exceptions.  However, there can be no assurance that they will be able to satisfy those obligations.  The remaining net proceeds (not held in the Trust Account) are being used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  Until the consummation of the initial Business Combination or the liquidation of the Company, proceeds held in the Trust Account will not be available for the Company’s use for any purpose, except there can be released to the Company from the Trust Account (i) interest income earned on the Trust Account balance to pay any taxes on such interest and (ii) interest income earned of up to $2.75 million on the Trust Account balance to fund the Company’s working capital requirements, provided that after such release there remains in the Trust Account a sufficient amount of interest income previously earned on the Trust Account balance to pay any due and unpaid taxes on income generated by the Trust Account.

Amounts placed in Trust Account	$247,000,000
Interest income received	4,897,158
Amounts withdrawn for payment of federal & state taxes	(2,387,057)
Amounts withdrawn for working capital	(585,900)
Total	$248,924,201

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

Accordingly, a portion of the net proceeds from the Offering (29.99% of the amount placed in the Trust Account) has been classified as common stock subject to possible conversion and a portion (29.99%) of the interest earned on the Trust Account, after deducting the amounts permitted to be utilized for tax obligations and working capital purposes, has been recorded as deferred interest in the accompanying financial statements.

The Company’s Certificate of Incorporation was amended on November 14, 2007 to provide that the Company will continue in existence only until 24 months from the effective date of the registration statement relating to the Offering (the “Effective Date”), or November 14, 2009.  If the Company has not completed a Business Combination by such date, its corporate existence will cease except for the purposes of liquidating and winding up its affairs.  In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including assets in the Trust Account) will be less than the initial public offering price per Unit in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note 2) because of the expenses of the Offering, the Company’s general and administrative expenses and the anticipated costs of seeking an initial Business Combination.  This raises substantial doubt about the Company’s ability to continue as a going concern beyond November 14, 2009.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Prospect Acquisition Corp.

(a development stage company)

Notes to Financial Statements

Reclassifications:

Certain prior year balances have been reclassified to conform with the current year presentation.

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

Fair value of financial instruments:

The fair values of the Company’s assets and liabilities that are defined as financial instruments under Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instrument, approximate their carrying amounts presented in the balance sheets at December 31, 2008 and December 31, 2007.

New Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements.  SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral for the implementation of SFAS 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS 157 for the fiscal year beginning January 1, 2008, except for the non-financial assets and non-financial liabilities for which delayed application is permitted until our fiscal year beginning January 1, 2009. The adoption of the remaining provisions of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB No. 115 (“SFAS 159”). SFAS 159 allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The adoption of SFAS 159 did not have a significant impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”) which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the

Prospect Acquisition Corp.

(a development stage company)

Notes to Financial Statements

business combination.  SFAS 141R will have an impact to the Company for any acquisitions consummated on or after January 1, 2009.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  SFAS 160 may have a material impact to the Company with respect to any acquisitions consummated on or after January 1, 2009.

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

Prospect Acquisition Corp.

(a development stage company)

Notes to Financial Statements

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

3.                            Fair Value Measurement

As discussed in Note 1, effective January 1, 2008 the Company adopted the required portions of SFAS 157. SFAS 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

			Significant
	Fair Value	Quoted Prices	other	Significant
	As of	in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Investments held in Trust Account plus Accrued Interest Income on Trust Account	$248,983,420	$248,983,420	—	—

Total	$248,983,420	$248,983,420	—	—

Prospect Acquisition Corp.

(a development stage company)

Notes to Financial Statements

4.                            Accrued Offering Costs

Accrued offering costs consisted of road show and printing fees related to the Offering that were incurred through the balance sheet date and were charged to additional paid-in capital upon the consummation of the Offering.

5.                            Notes Payable to Stockholders

The Company issued three unsecured promissory notes for $120,000, $78,400 and $1,600 (a total of $200,000) to three Initial Stockholders.  The notes were non-interest bearing and were repaid upon the consummation of the Offering.

6.                            Income Taxes

Income tax expense in the accompanying statements of operations consists of the current and deferred provisions as follows:

	2008	2007
Current:
Federal	$1,050,246	$316,921
State	—	—
	1,050,246	316,921
Deferred:
Federal	(173,158)	—
State	—	—
	(173,158)	—
Total income tax expense	$877,088	$316,921

The components of the deferred tax asset are as follows:

	December 31, 2008	December 31, 2007
Expenses deferred for income tax purposes	$198,368	$—
Interest income deferred for book purposes	26,154
Valuation allowance	(51,364)	—

	$173,158	$—

The effective tax rate differs from the statutory rate of 34% due to the following:

	2008	2007
Statutory rate	34.0%	34.0%
State income taxes, net of current federal benefit	(1.2)	—
Change in valuation allowance	2.2	—
Other	1.7	—

	36.7%	34.0%

Prospect Acquisition Corp.

(a development stage company)

Notes to Financial Statements

7.                            Related Party Transactions

The Company presently occupies office space provided by affiliates of certain of the Company’s officers and directors.  Such affiliates have agreed that until the Company consummates a Business Combination, they will make such office space, as well as certain general and administrative services including utilities and administrative support, available to the Company, as may be required by the Company from time to time.  The Company has agreed to pay such affiliates a total of $7,500 per month for such services commencing on the Effective Date (amended December 31, 2008 to $6,805.25 per month).  For the periods ended December 31, 2008 and 2007, the Company has incurred $90,050 and $11,750, respectively, of expense relating to these agreements, which is reflected in rent and office expenses in the accompanying statements of operations.

8.                            Commitments

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

9.                            Capital Stock

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

10.                     Legal

There is no material litigation currently pending against the Company of any member of its management team in their capacity as such.

11.                     Quarterly Results of Operations (Unaudited)

The following table presents summarized unaudited quarterly results of operations for the Company for fiscal years ended December 31, 2008 and 2007. We believe all necessary adjustments have been included in the amounts stated

Prospect Acquisition Corp.

(a development stage company)

Notes to Financial Statements

below to present fairly the following selected information when read in conjunction with the Financial Statements and Notes thereto included elsewhere herein. Future quarterly operating results may fluctuate depending on a number of factors.

	Fiscal Year Ended December 31, 2008				Fiscal Year Ended December 31, 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	For the Period from July 9, 2007 (date of inception) through September 30, 2007	4th Quarter
Net Interest Income	$1,621,880	$906,706	$951,016	$329,086	$—	$1,080,541
Operating Expenses	$215,488	$167,647	$437,378	$599,872	$1,213	$147,209
Provision for Income Taxes	$581,931	$295,335	$235,427	$(235,605)	$—	$316,921
Net Income (Loss)	$824,461	$443,724	$278,211	$(35,181)	$(1,213)	$616,411
Basic and diluted earnings per share	$0.03	$0.01	$0.01	$(0.00)	$(0.00)	$0.03