Form 10-Q
period 2009-03-31
Prospect Acquisition Corp
filed 2009-05-11
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-33824

Prospect Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	26-0508760
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

9130 Galleria Court, Suite 318
Naples, FL	34109
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (239) 254-4481

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

The number of shares of common stock, par value $0.0001 per share, outstanding as of April 20, 2009 was 31,250,000.

i

PART I: FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

Prospect Acquisition Corp.

(a development stage company)

Condensed Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash	$68,861	$28,678
Investments held in Trust Account	248,755,097	248,924,201
Accrued interest income on Trust Account	7,058	59,219
Prepaid expenses	43,953	60,716
Prepaid taxes	208,534	203,588
Total current assets	249,083,503	249,276,402
Deferred tax asset	267,778	173,158
Total assets	$249,351,281	$249,449,560
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$230,521	$186,097
Deferred interest income	71,420	67,148
Deferred underwriting commission	10,000,000	10,000,000
Total liabilities	10,301,941	10,253,245
Common stock, subject to possible conversion, 7,499,999 shares	74,099,990	74,099,990
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 72,000,000 shares authorized; 31,250,000 shares (including 7,499,999 subject to possible conversion) issued and outstanding	3,125	3,125
Additional paid-in capital	162,966,787	162,966,787
Retained earnings accumulated during the development stage	1,979,438	2,126,413
Total stockholders’ equity	164,949,350	165,096,325
Total liabilities and stockholders’ equity	$249,351,281	$249,449,560

See notes to unaudited condensed financial statements.

Prospect Acquisition Corp.

(a development stage company)

Condensed Statements of Operations

(Unaudited)

	For the three months ended March 31, 2009	For the three months ended March 31, 2008	For the period from July 9, 2007 (date of inception) through March 31, 2009
Interest income	$23,735	$1,621,880	$4,980,112
Deferred interest income	4,272	—	71,420
Net interest income	19,463	1,621,880	4,908,692

Operating expenses:
Capital & franchise taxes	36,879	155,679	1,018,288
Professional fees	163,190	96,279	438,643
Formation and operating costs	43,628	59,912	253,773
Rent and office expenses	22,308	22,500	124,108
	266,005	334,370	1,834,812
Net (loss) income before income taxes	(246,542)	1,287,510	3,073,880
Income tax (benefit) provision	(99,567)	463,049	1,094,442
Net (loss) income	$(146,975)	$824,461	$1,979,438

Weighted average number of common shares outstanding:
Basic and diluted	31,250,000	31,250,000	26,231,676
Net income per share:
Basic and diluted	$(0.00)	$0.03	$0.08

See notes to unaudited condensed financial statements.

Prospect Acquisition Corp.

(a development stage company)

Condensed Statements of Stockholders’ Equity

				Retained
				Earnings
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Common shares issued to initial stockholders on July 18, 2007 at approximately $.003 per share	7,187,500	$719	$24,281	$—	$25,000
Sale of 25,000,000 units, net of underwriters’ discount and offering expenses of $18,205,004 (includes 7,499,999 shares subject to possible conversion)	25,000,000	2,500	231,792,496	—	231,794,996
Proceeds subject to possible conversion of 7,499,999 shares	—	—	(74,099,990)	—	(74,099,990)
Proceeds from issuance of Sponsors’ Warrants	—	—	5,250,000	—	5,250,000
Repurchase of 937,500 common shares issued to initial stockholders	(937,500)	(94)	—	—	(94)
Net income	—	—	—	615,198	615,198

Balance at December 31, 2007	31,250,000	3,125	162,966,787	615,198	163,585,110

Net income	—	—	—	1,511,215	1,511,215

Balance at December 31, 2008	31,250,000	3,125	162,966,787	2,126,413	165,096,325

Unaudited:

Net loss	—	—	—	(146,975)	(146,975)

Balance at March 31, 2009	31,250,000	$3,125	$162,966,787	$1,979,438	$164,949,350

See notes to unaudited condensed financial statements.

Prospect Acquisition Corp.

(a development stage company)

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31, 2009	For the three months ended March 31, 2008	For the period from July 9, 2007 (date of inception) through March 31, 2009
Cash flows from operating activities
Net (loss) income	$(146,975)	$824,461	$1,979,438
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income earned on Trust Account	(23,735)	(1,621,880)	(4,980,112)
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	11,817	(118,507)	(252,487)
Increase in deferred tax asset	(94,620)	(56,542)	(267,778)
Increase in accrued expenses	44,424	90,255	230,521
Increase in deferred interest income	4,272	—	71,420
Increase in income taxes payable	—	224,892	—
Net cash used in operating activities	(204,817)	(657,321)	(3,218,998)
Cash flows from investing activities
Cash placed in Trust Account	—	—	(247,000,000)
Cash withdrawn from Trust Account	245,000	680,226	3,217,957
Net cash provided by (used in) investing activities	245,000	680,226	(243,782,043)
Cash flows from financing activities
Gross proceeds from initial public offering	—	—	250,000,000
Proceeds from issuance of Sponsors’ Warrants	—	—	5,250,000
Proceeds from sale of shares of common stock to initial stockholders	—	—	25,000
Proceeds from notes payable to stockholders	—	—	200,000
Repayment of notes payable to stockholders	—	—	(200,000)
Repurchase of common shares from initial stockholders	—	—	(94)
Payment of offering costs	—	(38,216)	(8,205,004)
Net cash (used in) provided by financing activities	—	(38,216)	247,069,902
Net increase (decrease) in cash	40,183	(15,311)	68,861

Cash at beginning of period	28,678	58,075	—
Cash at end of period	$68,861	$42,764	$68,861

Supplemental disclosure of non-cash financing activities
Deferred underwriting commission	—	—	$10,000,000
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$—	$333,943	$1,646,332

See notes to unaudited condensed financial statements.

Prospect Acquisition Corp.

(a development stage company)

Notes to Unaudited Condensed Financial Statements

1.                              Interim Financial Information

Prospect Acquisition Corp.’s (the “Company”) unaudited condensed interim financial statements as of March 31, 2009, for the three month periods ended March 31, 2009 and 2008, and for the period from July 9, 2007 (date of inception) through March 31, 2009, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 16, 2009.  The December 31, 2008 balance sheet and the changes in stockholders’ equity through December 31, 2008 have been derived from those audited financial statements.  The accounting policies used in preparing these unaudited financial statements are consistent with those described in the December 31, 2008 audited financial statements. Certain prior year balances have been reclassified to conform with the current year presentation.

2.                              Organization, Business Operations and Significant Accounting Policies

The Company was incorporated in Delaware on July 9, 2007, and is a blank check company formed for the purpose of acquiring control of, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more operating businesses or assets in the financial services industry (a “Business Combination”).  At March 31, 2009, the Company’s operations related to the Company’s formation and the initial public offering described below.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective November 14, 2007.  The Company consummated the Offering on November 20, 2007 and received gross proceeds of $250,000,000 and $5,250,000 from the sale of Sponsors’ Warrants on a private placement basis (see Note 3).  The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination.  Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.  An amount of $247,000,000  (or approximately $9.88 per unit) of the net proceeds of the Offering and the sale of the Sponsors’ Warrants (see Note 3) was deposited in a trust account (the “Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its initial Business Combination or (ii) liquidation of the Company.  At March 31, 2009, the Trust Account was invested in United States government securities and has been accounted for as a trading security. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.  Although the Company has sought and will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. A Company officer and two initial stockholders have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company, subject to limited exceptions.  However, there can be no assurance that they will be able to satisfy those obligations.  The remaining net proceeds (not held in the Trust Account) have been and will continue to be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  Until the consummation of the initial Business Combination or the liquidation of the Company, proceeds held in the Trust Account will not be available for the Company’s use for any purpose, except there can be released to the Company from

Prospect Acquisition Corp.

(a development stage company)

Notes to Unaudited Condensed Financial Statements

the Trust Account (i) interest income earned on the Trust Account balance to pay any taxes on such interest and (ii) interest income earned of up to $2.75 million on the Trust Account balance to fund the Company’s working capital requirements, provided that after such release there remains in the Trust Account a sufficient amount of interest income previously earned on the Trust Account balance to pay any due and unpaid taxes on income generated by the Trust Account.

Amounts placed in Trust	$247,000,000
Interest income received	4,973,054
Amounts withdrawn for payment of federal & state taxes	(2,387,057)
Amounts withdrawn for working capital	(830,900)
Total held in Trust Account at March 31, 2009	$248,755,097

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares into cash from the Trust Account.  The per share conversion price will equal the aggregate amount then on deposit in the Trust Account, before payment of deferred underwriting discounts and commissions and including accrued interest, net of taxes on such interest and net of interest income on the Trust Account balance released to the Company as described above, calculated as of two business days prior to the proposed consummation of the initial Business Combination, divided by the number of shares of common stock sold in the Offering.  Accordingly, Public Stockholders holding not more than 30% of the shares (minus one share) sold in the Offering may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account (net of the tax and working capital items described above) computed without regard to the shares held by Initial Stockholders.

Accordingly, a portion of the net proceeds from the Offering (29.99% of the amount placed in the Trust Account) has been classified as common stock subject to possible conversion and a portion of the interest earned on the Trust Account (29.99%), after deducting the amounts permitted to be utilized for tax obligations and working capital purposes, has been recorded as deferred interest in the accompanying financial statements.

The Company’s Certificate of Incorporation was amended on November 14, 2007 to provide that the Company will continue in existence only until 24 months from the effective date of the registration statement relating to the Offering (the “Effective Date”), or November 14, 2009.  If the Company has not completed a Business Combination by such date, its corporate existence will cease except for the purposes of liquidating and winding up its affairs.  In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including assets in the Trust Account) will be less than the initial public offering price per Unit in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note 3) because of the expenses of the Offering, the Company’s general and administrative expenses and the anticipated costs of seeking an initial Business Combination.  The limitations placed on the Company in its Certificate of Incorporation raise substantial doubt about the Company’s ability to continue as a going concern beyond November 14, 2009.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Prospect Acquisition Corp.

(a development stage company)

Notes to Unaudited Condensed Financial Statements

New Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements.  SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral for the implementation of SFAS 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS 157 for the fiscal year beginning January 1, 2008, except for the non-financial assets and non-financial liabilities, which was adopted effective January 1, 2009. The adoption of the provisions of SFAS 157 did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued three FSP’s to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157.  FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  These three FSP’s are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

In June 2008, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides a new two-step model to be applied in determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. EITF 07-5 was effective for the quarter ended March 31, 2009. There was no impact on the financial position or results of operations as a result of the adoption of this new guidance.

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

Prospect Acquisition Corp.

(a development stage company)

Notes to Unaudited Condensed Financial Statements

3.                              Initial Public Offering

On November 20, 2007, the Company sold 25,000,000 units (the “Units”) at an offering price of $10.00 per Unit.  The Company granted the underwriters an option to purchase up to an additional 3,750,000 Units solely to cover over- allotments.  Said option could have been exercised in whole or in part at any time before the 30th day after the Effective Date, and has expired without having been exercised by the underwriters.

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

Prospect Acquisition Corp.

(a development stage company)

Notes to Unaudited Condensed Financial Statements

4.                              Fair Value Measurement

As discussed in Note 2, the Company adopted SFAS 157. SFAS 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements.  SFAS 157 enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.

SFAS 157 also requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels in which to categorize its assets and liabilities, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

			Significant
	Fair Value	Quoted Prices	other	Significant
	As of	In	Observable	Unobservable
	March 31,	Active Markets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Investments held in Trust Account plus Accrued Interest Income on Trust Account	$248,762,155	$248,762,155	—	—

Total	$248,762,155	$248,762,155	—	—

The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

5.                            Related Party Transactions

On December 31, 2008, the Company entered into an amendment to its Administrative Services Agreement (the “Amendment”) with LLM Capital Partners (an entity affiliated with Patrick Landers, the Company’s President and one of its directors) and Teleos Management, L.L.C. (an entity affiliated with Daniel Gressel, one of the Company’s directors).  Pursuant to the terms of the Amendment, the Company will continue to receive certain general and administrative services from LLM Capital Partners and Teleos Management, L.L.C., until November 14, 2009.  The Amendment also provides that the Company will no longer require (i) the use of the office space situated at 695 East Main Street, Stamford, Connecticut or (ii) certain of the general and administrative services previously provided to the Company pursuant to the terms of the Administrative Services Agreement.  As a result of the Amendment, the Company’s total monthly payment was reduced from $7,500 to $6,805 ($4,083.15 per month for Teleos Management, L.L.C. and $2,722.10 per month for LLM Capital Partners).  The accompanying statements of operations for the three months ended March 31, 2009 and 2008 and for the period from July 9, 2007 (date of inception) through March 31, 2009 includes $20,416, $22,500, and $122,166, respectively, of expense relating to the Amendment and the Administrative Services Agreement.

Prospect Acquisition Corp.

(a development stage company)

Notes to Unaudited Condensed Financial Statements

6.                              Commitments

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

7.                              Capital Stock

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

8.                              Legal

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

Results of Operations

For the three months ended March 31, 2009, we had a net loss of $146,975 as compared to net income of $824,461 for the three months ended March 31, 2008.  The decrease in net income was primarily due to the decrease in interest rates, resulting in a decrease in net interest income of $1,602,417, combined with an increase in professional fees of $66,911, offset by a decrease in formation, operating, rent and office expenses of $16,476 and a decrease in state and federal taxes of $681,416.

For the three months ended March 31, 2009, our net loss of $146,975 consisted of net interest income of $19,463 less costs attributable to organization, formation and general and administrative expenses of $266,005 and a net benefit from federal income taxes of $99,567. For the three months ended March 31, 2008, our net income of $824,461 consisted of interest income of $1,621,880 less costs attributable to organization, formation and general and administrative expenses of $215,488, state taxes of $118,882 and a net provision for federal income taxes of $463,049.

For the period from July 9, 2007 (date of inception) through March 31, 2009, we had a net income of $1,979,438, consisting of net interest income of $4,908,692 less costs attributable to organization, formation and general and administrative expenses of $1,018,511, state taxes of $816,301 and a net provision for federal income taxes of $1,094,442.

 Through March 31, 2009 we did not engage in any significant operations. Our activities from inception through March 31, 2009 were to prepare for our initial public offering and begin the identification of a suitable business combination candidate.

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

The following table reconciles the amount of net proceeds from our initial public offering and private placement to the amount held in the trust account at March 31, 2009:

Amounts placed in Trust Account	$247,000,000
Interest income received	4,973,054
Amounts withdrawn for payment of federal & state taxes	(2,387,057)
Amounts withdrawn for working capital	(830,900)
Total held in Trust Account	$248,755,097

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

We believe that the funds that were available to us outside of the trust account of $50,000 and up to $2,750,000 of the interest earned on the trust account will be sufficient to allow us to operate through at least November 14, 2009, assuming that our initial business combination is not consummated during that time. During this period, although we are not required to, we intend to use these funds to identify and evaluate prospective acquisition candidates, to perform business due diligence on prospective target businesses, to travel to and from offices or similar locations of prospective target businesses, to select the target business to acquire and to structure, negotiate, and consummate our initial business combination.

We anticipate that we will incur approximately $1,300,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigation, structuring and negotiating of our initial business combination, $180,000 in the aggregate for the administrative fee payable to Teleos Management, L.L.C. and LLM Capital Partners LLC (currently $4,083.15 and $2,722.10, respectively, per month) and office rent, $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, and $1,220,000 for general working capital that can be used in connection with our acquisition plans. We do not believe that we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through an offering of debt or equity securities if funds are required to consummate a business combination that is presented to us, although we have not entered into any such arrangements and have no current intention of doing so.

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

As of March 31, 2009, $248,755,097 of the net proceeds of our initial public offering (excluding $7,058 of accrued interest) was held in the trust account for the purposes of consummating our initial business combination. Continental Stock Transfer & Trust Company, the trustee, has invested the money held in the trust account at JPMorgan Chase Bank, NA.

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

Management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of March 31, 2009. Based upon that evaluation, management has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

During the most recently completed fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

None.

ITEM 1A  RISK FACTORS

There has been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the period ended December 31, 2008.

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

As of March 31, 2009, we have paid an aggregate of $3,218,998 in expenditures, which have been paid out of the proceeds of our initial public offering not held in trust, the sale of shares of common stock to the initial stockholders and our withdrawal of $3,217,957 of interest earned on the funds held in trust, for the following purposes:

•              payment of taxes;

•              payment of premiums associated with our directors and officers liability insurance;

•              expenses for due diligence and investigation of prospective target businesses;

•              legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•              miscellaneous expenses.

As of March 31, 2009, after giving effect to our initial public offering and our operations subsequent thereto, $248,755,097 (excluding $7,058 of accrued interest) was held in the trust account and we had $68,861 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

ITEM 5   OTHER INFORMATION

In connection with the Amendment, on January 1, 2009, the Company entered into a lease agreement with Professional Suites at the Galleria, Inc. (“Landlord”) under which the Company leases certain office space at 9130 Galleria Court, Suite 318, Naples, Florida that serves as the Company’s new principal place of business (“Lease Agreement”).  Pursuant to the Lease Agreement, the Company will pay Landlord rent of $630.70 per month through the lease expiration date of November 30, 2009.  The Lease Agreement contains customary terms and conditions for commercial leases of this nature.

ITEM 6   EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1

Amendment to Administrative Services Agreement dated as of December 31, 2008 between Teleos Management, L.L.C., LLM Capital Partners LLC and the Registrant, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2009, is hereby incorporated by reference.

10.2

Executive Office Lease Agreement dated as of January 1, 2009 between the Registrant and Professional Suites at the Galleria, Inc., filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 7, 2009, is hereby incorporated by reference.

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

Dated: May 11, 2009
/s/ David A. Minella
David A. Minella
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ James J. Cahill
James J. Cahill
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)