Form 10-Q
period 2009-06-30
Prospect Acquisition Corp
filed 2009-08-07
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The number of shares of common stock, par value $0.0001 per share, outstanding as of July 31, 2009 was 31,250,000.

i

PART I: FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

Prospect Acquisition Corp.

(a development stage company)

Condensed Balance Sheets

	June 30, 2009 (Unaudited)	December 31, 2008
Assets
Current assets:
Cash	$9,425	$28,678
Investments held in Trust Account	248,535,987	248,924,201
Accrued interest income on Trust Account	2,616	59,219
Prepaid expenses	40,122	60,716
Prepaid taxes	212,270	203,588
Total current assets	248,800,420	249,276,402
Deferred tax asset	315,649	173,158
Total assets	$249,116,069	$249,449,560

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$100,957	$186,097
Deferred interest income	76,181	67,148
Deferred underwriting commission	10,000,000	10,000,000
Total liabilities	10,177,138	10,253,245
Common stock, subject to possible conversion, 7,499,999 shares	74,099,990	74,099,990

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 72,000,000 shares authorized; 31,250,000 shares (including 7,499,999 subject to possible conversion) issued and outstanding	3,125	3,125
Additional paid-in capital	162,966,787	162,966,787
Retained earnings accumulated during the development stage	1,869,029	2,126,413
Total stockholders’ equity	164,838,941	165,096,325
Total liabilities and stockholders’ equity	$249,116,069	$249,449,560

See notes to unaudited condensed financial statements.

Prospect Acquisition Corp.

(a development stage company)

Condensed Statements of Operations

(Unaudited)

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008	For the period from July 9, 2007 (date of inception) through June 30, 2009
Interest income	$26,448	$906,706	$50,183	$2,528,586	$5,006,560
Deferred interest income	4,761	—	9,033	—	76,181
Net interest income	21,687	906,706	41,150	2,528,586	4,930,379

Operating expenses:
Capital & franchise taxes	36,375	101,650	73,254	257,329	1,054,663
Professional fees	79,219	64,760	242,409	161,039	517,862
Formation and operating costs	45,800	44,011	89,428	103,923	299,573
Rent and office expenses	22,308	22,500	44,616	45,000	146,416
	183,702	232,921	449,707	567,291	2,018,514
Net (loss) income before income taxes	(162,015)	673,785	(408,557)	1,961,295	2,911,865
Income tax (benefit) provision	(51,606)	230,061	(151,173)	693,110	1,042,836
Net (loss) income	$(110,409)	$443,724	$(257,384)	$1,268,185	$1,869,029

Weighted average number of common shares outstanding:
Basic and diluted	31,250,000	31,250,000	31,250,000	31,250,000	26,864,179
Net income per share:
Basic and diluted	$(0.00)	$0.01	$(0.01)	$0.04	$0.07

See notes to unaudited condensed financial statements.

Prospect Acquisition Corp.

(a development stage company)

Condensed Statements of Stockholders’ Equity

				Retained
				Earnings
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Common shares issued to initial stockholders on July 18, 2007 at approximately $.003 per share	7,187,500	$719	$24,281	$—	$25,000
Sale of 25,000,000 units, net of underwriters’ discount and offering expenses of $18,205,004 (includes 7,499,999 shares subject to possible conversion)	25,000,000	2,500	231,792,496	—	231,794,996
Proceeds subject to possible conversion of 7,499,999 shares	—	—	(74,099,990)	—	(74,099,990)
Proceeds from issuance of Sponsors’ Warrants	—	—	5,250,000	—	5,250,000
Repurchase of 937,500 common shares issued to initial stockholders	(937,500)	(94)	—	—	(94)
Net income	—	—	—	615,198	615,198

Balance at December 31, 2007	31,250,000	3,125	162,966,787	615,198	163,585,110

Net income	—	—	—	1,511,215	1,511,215

Balance at December 31, 2008	31,250,000	3,125	162,966,787	2,126,413	165,096,325

Unaudited:

Net loss	—	—	—	(257,384)	(257,384)

Balance at June 30, 2009	31,250,000	$3,125	$162,966,787	$1,869,029	$164,838,941

See notes to unaudited condensed financial statements.

Prospect Acquisition Corp.

(a development stage company)

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended June 30, 2009	For the six months ended June 30, 2008	For the period from July 9, 2007 (date of inception) through June 30, 2009
Cash flows from operating activities
Net (loss) income	$(257,384)	$1,268,185	$1,869,029
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income earned on Trust Account	(50,183)	(2,528,586)	(5,006,560)
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	11,912	(228,560)	(252,392)
Increase in deferred tax asset	(142,491)	(100,200)	(315,649)
(Decrease) increase in accrued expenses	(85,140)	2,535	100,957
Increase in deferred interest income	9,033	—	76,181
Increase in income taxes payable	—	(392,498)	—
Net cash used in operating activities	(514,253)	(1,979,124)	(3,528,434)
Cash flows from investing activities
Cash placed in Trust Account	—	—	(247,000,000)
Cash withdrawn from Trust Account	495,000	1,964,265	3,467,957
Net cash provided by (used in) investing activities	495,000	1,964,265	(243,532,043)
Cash flows from financing activities
Gross proceeds from initial public offering	—	—	250,000,000
Proceeds from issuance of Sponsors’ Warrants	—	—	5,250,000
Proceeds from sale of shares of common stock to initial stockholders	—	—	25,000
Proceeds from notes payable to stockholders	—	—	200,000
Repayment of notes payable to stockholders	—	—	(200,000)
Repurchase of common shares from initial stockholders	—	—	(94)
Payment of offering costs	—	(38,216)	(8,205,004)
Net cash (used in) provided by financing activities	—	(38,216)	247,069,902
Net (decrease) increase in cash	(19,253)	(53,075)	9,425

Cash at beginning of period	28,678	58,075	—
Cash at end of period	$9,425	$5,000	$9,425

Supplemental disclosure of non-cash financing activities
Deferred underwriting commission	—	—	$10,000,000
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$—	$1,508,580	$1,646,332

See notes to unaudited condensed financial statements.

Prospect Acquisition Corp.

(a development stage company)

Notes to Unaudited Condensed Financial Statements

1.        Interim Financial Information

Prospect Acquisition Corp.’s (the “Company”) unaudited condensed interim financial statements as of June 30, 2009, for the three and six month periods ended June 30, 2009 and 2008, and for the period from July 9, 2007 (date of inception) through June 30, 2009, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.  The Company has evaluated subsequent events through the filing date, August 7, 2009.

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

If we are unable to complete a business combination by November 14, 2009 we will be forced to liquidate. Currently, we are rigorously evaluating several opportunities for potential targets, however have not yet entered into any definitive agreements toward a transaction. There is no assurance that we will successfully complete a Business Combination by November 14, 2009. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

2.        Organization, Business Operations and Significant Accounting Policies

The Company was incorporated in Delaware on July 9, 2007, and is a blank check company formed for the purpose of acquiring control of, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more operating businesses or assets in the financial services industry (a “Business Combination”).  At June 30, 2009, the Company’s operations related to the Company’s formation and the initial public offering described below.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective November 14, 2007.  The Company consummated the Offering on November 20, 2007 and received gross proceeds of $250,000,000 and $5,250,000 from the sale of Sponsors’ Warrants on a private placement basis (see Note 3).  The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination.  Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.  An amount of $247,000,000  (or approximately $9.88 per unit) of the net proceeds of the Offering and the sale of the Sponsors’ Warrants (see Note 3) was deposited in a trust account (the “Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its initial Business Combination or (ii) liquidation of the Company.  At June 30, 2009, the Trust Account was invested in United States government securities and has been accounted for as a trading security. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.  Although the Company has sought and will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. A Company officer and

Prospect Acquisition Corp.

(a development stage company)

Notes to Unaudited Condensed Financial Statements

two initial stockholders have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company, subject to limited exceptions.  However, there can be no assurance that they will be able to satisfy those obligations.  The remaining net proceeds (not held in the Trust Account) have been and will continue to be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  Until the consummation of the initial Business Combination or the liquidation of the Company, proceeds held in the Trust Account will not be available for the Company’s use for any purpose, except there can be released to the Company from the Trust Account (i) interest income earned on the Trust Account balance to pay any taxes on such interest and (ii) interest income earned of up to $2.75 million on the Trust Account balance to fund the Company’s working capital requirements, provided that after such release there remains in the Trust Account a sufficient amount of interest income previously earned on the Trust Account balance to pay any due and unpaid taxes on income generated by the Trust Account.

Amounts placed in Trust	$247,000,000
Interest income received	5,003,944
Amounts withdrawn for payment of federal & state taxes	(2,387,057)
Amounts withdrawn for working capital	(1,080,900)
Total	$248,535,987

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

Fair Value of Financial Instruments:

The fair values of the Company’s assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standard (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instrument, approximate their carrying amounts presented in the balance sheet based upon the short-term nature of the account at June 30, 2009.

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

In April 2009, the FASB issued three FSP’s to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157.  FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  These three FSP’s are effective for interim and annual periods ending after June 15, 2009.  The adoption of the provisions of these FSP’s did not have a material impact on the Company’s financial position or results of operations

In June 2008, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides a new two-step model to be applied in determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. EITF 07-5 was effective for the quarter ended March 31, 2009. There was no impact on the financial position or results of operations as a result of the adoption of this new guidance.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”) which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R will have an impact to the Company for any acquisitions consummated by the Company.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  SFAS 160 may have a material impact to the Company with respect to any acquisitions consummated by the Company.

Prospect Acquisition Corp.

(a development stage company)

Notes to Unaudited Condensed Financial Statements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 has not materially impacted the Company’s financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in preparation of the financial statements of non governmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). In July 2009, the FASB issued SFAS No. 168, The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 supersedes SFAS 162. SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to materially impact the Company’s financial position or results of operations.

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

Prospect Acquisition Corp.

(a development stage company)

Notes to Unaudited Condensed Financial Statements

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

			Significant
	Fair Value	Quoted Prices	other	Significant
	As of	In	Observable	Unobservable
	June 30,	Active Markets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Investments held in Trust Account plus Accrued Interest Income on Trust Account	$248,538,603	$248,538,603	—	—

Total	$248,538,603	$248,538,603	—	—

The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

5.        Related Party Transactions

On December 31, 2008, the Company entered into an amendment to its Administrative Services Agreement (the “Amendment”) with LLM Capital Partners (an entity affiliated with Patrick Landers, the Company’s President and one of its directors) and Teleos Management, L.L.C. (an entity affiliated with Daniel Gressel, one of the Company’s directors).  Pursuant to the terms of the Amendment, the Company will continue to receive certain general and administrative services from LLM Capital Partners and Teleos Management, L.L.C., until November 14, 2009.  The Amendment also provides that the Company will no longer require (i) the use of the office space situated at 695 East Main Street, Stamford, Connecticut or (ii) certain of the general and administrative services previously provided to the Company pursuant to the terms of the Administrative Services Agreement.  As a result of the Amendment, the Company’s total monthly payment was reduced from $7,500 to $6,805 ($4,083.15 per month for Teleos Management, L.L.C. and $2,722.10 per month for LLM Capital Partners).  The accompanying statements of operations for the three and six months ended June 30, 2009, the three and six months ended June 30, 2008 and for the period from July 9, 2007 (date of inception) through June 30, 2009 includes $20,416, $40,832, $22,500, $45,000 and $142,582, respectively, of expense relating to the Amendment and the Administrative Services Agreement.

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

Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in the Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”). All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Results of Operations

For the three months ended June 30, 2009, we had a net loss of $110,409 as compared to net income of $443,724 for the three months ended June 30, 2008.  The decrease in net income was primarily due to the decrease in interest rates, resulting in a decrease in net interest income of $885,019, combined with an increase in professional fees of $14,459 and an increase in formation, operating, rent and office expenses of $1,597, partially offset by a decrease in state and federal taxes of $346,942.

For the six months ended June 30, 2009, we had a net loss of $257,384 as compared to net income of $1,268,185 for the six months ended June 30, 2008.  The decrease in net income was primarily due to the decrease in interest rates, resulting in a decrease in net interest income of $2,487,436, combined with an increase in professional fees of $81,370, partially offset by a decrease in formation, operating, rent and office expenses of $14,879 and a decrease in state and federal taxes of $1,028,358.

For the three months ended June 30, 2009, our net loss of $110,409 consisted of net interest income of $21,687 less costs attributable to organization, formation and general and administrative expenses of $183,702 and a net benefit from federal income taxes of $51,606. For the three months ended June 30, 2008, our net income of $443,724 consisted of interest income of $906,706 less costs attributable to organization, formation and general and administrative expenses of $167,646, state taxes of $65,275 and a net provision for federal income taxes of $230,061.

For the period from July 9, 2007 (date of inception) through June 30, 2009, we had a net income of $1,869,029, consisting of net interest income of $4,930,379 less costs attributable to organization, formation and general and administrative expenses of $1,202,213, state taxes of $816,301 and a net provision for federal income taxes of $1,042,836.

Through June 30, 2009 we did not engage in any significant operations. Our activities from inception through June 30, 2009 were to prepare for and consummate our initial public offering and begin the identification of a suitable business combination candidate.

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

The following table reconciles the amount of net proceeds from our initial public offering and private placement to the amount held in the trust account at June 30, 2009:

Amounts placed in Trust Account	$247,000,000
Interest income received	5,003,944
Amounts withdrawn for payment of federal & state taxes	(2,387,057)
Amounts withdrawn for working capital	(1,080,900)
Total held in Trust Account	$248,535,987

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

As of June 30, 2009, $248,535,987 of the net proceeds of our initial public offering (excluding $2,616 of accrued interest) was held in the trust account for the purposes of consummating our initial business combination. Continental Stock Transfer & Trust Company, the trustee, has invested the money held in the trust account at JPMorgan Chase Bank, NA.

We have not engaged in any hedging activities since our inception on July 9, 2007. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 4   CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure.

Management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of June 30, 2009. Based upon that evaluation, management has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 20, 2007, we closed our initial public offering of 25,000,000 units, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $7.50 per share. The units from the initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $250,000,000. Citigroup Global Markets Inc. acted as the sole bookrunning manager and Ladenburg Thalmann & Co. Inc. and I-Bankers Securities, Inc. acted as co-managers of the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333- 145110). The SEC declared the registration statement effective on November 14, 2007.

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

As of June 30, 2009, we have paid an aggregate of $3,528,434 in expenditures, which have been paid out of the proceeds of our initial public offering not held in trust, the sale of shares of common stock to the initial stockholders and our withdrawal of $3,467,957 of interest earned on the funds held in trust, for the following purposes:

•	payment of taxes;

•	payment of premiums associated with our directors and officers liability insurance;

•	expenses for due diligence and investigation of prospective target businesses;

•	Legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•	miscellaneous expenses.

As of June 30, 2009, after giving effect to our initial public offering and our operations subsequent thereto, $248,535,987 (excluding $2,616 of accrued interest) was held in the trust account and we had $9,425 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

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

Dated: August 7, 2009
/s/ David A. Minella
David A. Minella
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ James J. Cahill
James J. Cahill
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)