Form 10-Q
period 2009-09-30
Prospect Acquisition Corp
filed 2009-11-06
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares of common stock, par value $0.0001 per share, outstanding as of October 30, 2009 was 31,250,000.

i

PART I: FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Prospect Acquisition Corp.

(a development stage company)

Condensed Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash	$548,696	$28,678
Investments held in Trust Account	247,701,876	248,924,201
Accrued interest income on Trust Account	6,219	59,219
Prepaid expenses	16,741	60,716
Prepaid taxes	220,963	203,588
Total current assets	248,494,495	249,276,402
Deferred tax asset	688,046	173,158
Total assets	$249,182,541	$249,449,560

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$928,897	$186,097
Deferred interest income	80,193	67,148
Deferred underwriting commission	10,000,000	10,000,000
Total liabilities	11,009,090	10,253,245
Common stock, subject to possible conversion, 7,499,999 shares	74,099,990	74,099,990

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 72,000,000 shares authorized; 31,250,000 shares (including 7,499,999 subject to possible conversion) issued and outstanding	3,125	3,125
Additional paid-in capital	162,966,787	162,966,787
Retained earnings accumulated during the development stage	1,103,549	2,126,413
Total stockholders’ equity	164,073,461	165,096,325

Total liabilities and stockholders’ equity	$249,182,541	$249,449,560

See notes to unaudited condensed financial statements.

Prospect Acquisition Corp.

(a development stage company)

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008	For the period from July 9, 2007 (date of inception) through September 30, 2009
Interest income	$22,291	$951,016	$72,474	$3,479,602	$5,028,851
Deferred interest income	4,012	—	13,045	—	80,193
Net interest income	18,279	951,016	59,429	3,479,602	4,948,658

Operating expenses:
Capital & franchise taxes	36,375	420,517	109,629	677,846	1,091,038
Professional fees	1,042,703	31,090	1,285,112	192,129	1,560,565
Formation and operating costs	63,464	44,708	152,892	148,631	363,037
Rent and office expenses	22,307	22,500	66,923	67,500	168,723
	1,164,849	518,815	1,614,556	1,086,106	3,183,363
Net (loss) income before income taxes	(1,146,570)	432,201	(1,555,127)	2,393,496	1,765,295
Income tax (benefit) provision	(381,090)	153,990	(532,263)	847,100	661,746
Net (loss) income	$(765,480)	$278,211	$(1,022,864)	$1,546,396	$1,103,549

Weighted average number of common shares outstanding:
Basic and diluted	31,250,000	31,250,000	31,250,000	31,250,000	27,359,874
Net income per share:
Basic and diluted	$(0.02)	$0.01	$(0.03)	$0.05	$0.04

See notes to unaudited condensed financial statements.

Prospect Acquisition Corp.

(a development stage company)

Condensed Statements of Stockholders’ Equity

				Retained
				Earnings
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Common shares issued to initial stockholders on July 18, 2007 at approximately $.003 per share	7,187,500	$719	$24,281	$—	$25,000
Sale of 25,000,000 units, net of underwriters’ discount and offering expenses of $18,205,004 (includes 7,499,999 shares subject to possible conversion)	25,000,000	2,500	231,792,496	—	231,794,996
Proceeds subject to possible conversion of 7,499,999 shares	—	—	(74,099,990)	—	(74,099,990)
Proceeds from issuance of Sponsors’ Warrants	—	—	5,250,000	—	5,250,000
Repurchase of 937,500 common shares issued to initial stockholders	(937,500)	(94)	—	—	(94)
Net income	—	—	—	615,198	615,198

Balance at December 31, 2007	31,250,000	3,125	162,966,787	615,198	163,585,110

Net income	—	—	—	1,511,215	1,511,215

Balance at December 31, 2008	31,250,000	3,125	162,966,787	2,126,413	165,096,325

Unaudited:

Net loss	—	—	—	(1,022,864)	(1,022,864)

Balance at September 30, 2009	31,250,000	$3,125	$162,966,787	$1,103,549	$164,073,461

See notes to unaudited condensed financial statements.

Prospect Acquisition Corp.

(a development stage company)

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008	For the period from July 9, 2007 (date of inception) through September 30, 2009
Cash flows from operating activities
Net (loss) income	$(1,022,864)	$1,546,396	$1,103,549
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income earned on Trust Account	(72,474)	(3,479,602)	(5,028,851)
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	26,600	(144,096)	(237,704)
Increase in deferred tax asset	(514,888)	(130,946)	(688,046)
Increase in accrued expenses	742,800	30,313	928,897
Increase in deferred interest income	13,045	—	80,193
Decrease in income taxes payable	—	(392,498)	—
Net cash used in operating activities	(827,781)	(2,570,433)	(3,841,962)
Cash flows from investing activities
Cash placed in Trust Account	—	—	(247,000,000)
Cash withdrawn from Trust Account	1,347,799	2,555,458	4,320,756
Net cash provided by (used in) investing activities	1,347,799	2,555,458	(242,679,244)
Cash flows from financing activities
Gross proceeds from initial public offering	—	—	250,000,000
Proceeds from issuance of Sponsors’ Warrants	—	—	5,250,000
Proceeds from sale of shares of common stock to initial stockholders	—	—	25,000
Proceeds from notes payable to stockholders	—	—	200,000
Repayment of notes payable to stockholders	—	—	(200,000)
Repurchase of common shares from initial stockholders	—	—	(94)
Payment of offering costs	—	(38,216)	(8,205,004)
Net cash (used in) provided by financing activities	—	(38,216)	247,069,902
Net increase (decrease) in cash	520,018	(53,191)	548,696

Cash at beginning of period	28,678	58,075	—
Cash at end of period	$548,696	$4,884	$548,696

Supplemental disclosure of non-cash financing activities
Deferred underwriting commission	$—	$—	$10,000,000
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$—	$1,475,332	$1,646,332

See notes to unaudited condensed financial statements.

Prospect Acquisition Corp.

(a development stage company)

Notes to Unaudited Condensed Financial Statements

1.                                      Interim Financial Information

Prospect Acquisition Corp.’s (the “Company”) unaudited condensed interim financial statements as of September 30, 2009, for the three and nine month periods ended September 30, 2009 and 2008, and for the period from July 9, 2007 (date of inception) through September 30, 2009, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.  The Company has evaluated subsequent events through the filing date, November 6, 2009.

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

On September 8, 2009, the Company entered into an Agreement and Plan of Merger (see Note 4).  There is no assurance that we will successfully complete the merger by November 14, 2009. If we are unable to complete the merger or another business combination by November 14, 2009 we will be forced to liquidate. This factor and the decline in the remaining amount of cash available to be withdrawn from the trust account raise substantial doubt about the Company’s ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

2.                                      Organization, Business Operations and Significant Accounting Policies

The Company was incorporated in Delaware on July 9, 2007, and is a blank check company formed for the purpose of acquiring control of, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more operating businesses or assets in the financial services industry (a “Business Combination”).  All activity from July 9, 2007 (date of inception) through November 20, 2007 relates to the Company’s formation and its initial public offering described below. Since November 20, 2007, the Company has been searching for an acquisition target.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective November 14, 2007.  The Company consummated the Offering on November 20, 2007 and received gross proceeds of $250,000,000 and $5,250,000 from the sale of Sponsors’ Warrants on a private placement basis (see Note 3).  The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination.  Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.  An amount of $247,000,000  (or approximately $9.88 per unit) of the net proceeds of the Offering and the sale of the Sponsors’ Warrants (see Note 3) was deposited in a trust account (the “Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its initial Business Combination or (ii) liquidation of the Company.  At September 30, 2009, the Trust Account was invested in United States government securities and has been accounted for as a trading security. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.  Although the Company has sought and will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. A Company officer and

Prospect Acquisition Corp.

(a development stage company)

Notes to Unaudited Condensed Financial Statements

two initial stockholders have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company, subject to limited exceptions.  However, there can be no assurance that they will be able to satisfy those obligations.  The remaining net proceeds (not held in the Trust Account) have been and will continue to be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  Until the consummation of the initial Business Combination or the liquidation of the Company, proceeds held in the Trust Account will not be available for the Company’s use for any purpose, except there can be released to the Company from the Trust Account (i) interest income earned on the Trust Account balance to pay any taxes on such interest and (ii) interest income earned of up to $2.75 million on the Trust Account balance to fund the Company’s working capital requirements, provided that after such release there remains in the Trust Account a sufficient amount of interest income previously earned on the Trust Account balance to pay any due and unpaid taxes on income generated by the Trust Account.

Amounts placed in Trust	$247,000,000
Interest income received	5,022,632
Amounts withdrawn for payment of federal & state taxes	(2,387,057)
Amounts withdrawn for working capital	(1,933,699)
Total held in Trust Account	$247,701,876

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who votes against the Business Combination may demand that the Company convert his or her shares into cash from the Trust Account.  The per share conversion price will equal the aggregate amount then on deposit in the Trust Account, before payment of deferred underwriting discounts and commissions and including accrued interest, net of taxes on such interest and net of interest income on the Trust Account balance released to the Company as described above, calculated as of two business days prior to the proposed consummation of the initial Business Combination, divided by the number of shares of common stock sold in the Offering.  Accordingly, Public Stockholders holding not more than 30% of the shares (minus one share) sold in the Offering may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account (net of the tax and working capital items described above) computed without regard to the shares held by Initial Stockholders.

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

Fair Value of Financial Instruments:

The fair values of the Company’s assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standard (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instrument, approximate their carrying amounts presented in the balance sheet based upon the short-term nature of the account at September 30, 2009.

New Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements.  SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral for the implementation of SFAS 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS 157 for the fiscal year beginning January 1, 2008, except for the non-financial assets and non-financial liabilities, which was adopted effective January 1, 2009. The adoption of the provisions of SFAS 157 did not have a material impact on the Company’s financial position or results of operations.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in preparation of the financial statements of non governmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). In July 2009, the FASB issued SFAS No. 168, The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 supersedes SFAS 162. SFAS 168 will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 has not materially impacted the Company’s financial position or results of operations.

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

4.                                      Proposed Business Combination

On September 8, 2009, the Company entered into an Agreement and Plan of Merger, by and among the Company, KW Merger Sub Corp., a newly formed, wholly-owned subsidiary of the Company (“Merger Sub”) and Kennedy-Wilson, Inc. (“Kennedy-Wilson”), pursuant to which Merger Sub will merge (the “Merger”) with and into Kennedy-Wilson, with Kennedy-Wilson continuing as the surviving corporation and a wholly-owned subsidiary of the Company, as amended by Amendment No. 1, dated as of October 22, 2009 and Amendment No. 2, dated as of October 26, 2009 (the “Merger Agreement”). See Note 10, Subsequent Events, for the amended terms of the Merger Agreement.

On October 30, 2009, the Company commenced its mailing of the definitive proxy statements to Prospect stockholders and warrant holders, and will hold each of the special meeting of stockholders and the special meeting of warrant holders on November 13, 2009, to vote upon the proposed business combination and the matters associated therewith.

5.                                      Fair Value Measurement

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

Prospect Acquisition Corp.

(a development stage company)

Notes to Unaudited Condensed Financial Statements

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

			Significant
	Fair Value	Quoted Prices	other	Significant
	As of	In	Observable	Unobservable
	September 30,	Active Markets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Investments held in Trust Account plus Accrued Interest Income on Trust Account	$247,708,095	$247,708,095	—	—

Total	$247,708,095	$247,708,095	—	—

The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

6.                                      Related Party Transactions

On December 31, 2008, the Company entered into an amendment to its Administrative Services Agreement (the “Amendment”) with LLM Capital Partners (an entity affiliated with Patrick Landers, the Company’s President and one of its directors) and Teleos Management, L.L.C. (an entity affiliated with Daniel Gressel, one of the Company’s directors).  Pursuant to the terms of the Amendment, the Company will continue to receive certain general and administrative services from LLM Capital Partners and Teleos Management, L.L.C., until November 14, 2009.  The Amendment also provides that the Company will no longer require (i) the use of the office space situated at 695 East Main Street, Stamford, Connecticut or (ii) certain of the general and administrative services previously provided to the Company pursuant to the terms of the Administrative Services Agreement.  As a result of the Amendment, the Company’s total monthly payment was reduced from $7,500 to $6,805 ($4,083.15 per month for Teleos Management, L.L.C. and $2,722.10 per month for LLM Capital Partners).  The accompanying statements of operations for the three and nine months ended September 30, 2009, the three and nine months ended September 30, 2008 and for the period from July 9, 2007 (date of inception) through September 30, 2009 includes $20,416, $61,247, $22,500, $67,500 and $163,047, respectively, of expense relating to the Amendment and the Administrative Services Agreement.

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

10.                               Subsequent Events

On September 8, 2009, the Company entered into the Merger Agreement, as amended on October 22, 2009 and October 26, 2009, by and among the Company, Merger Sub and Kennedy-Wilson, pursuant to which Merger Sub will merge with and into Kennedy-Wilson, with Kennedy-Wilson continuing as the surviving corporation and a wholly-owned subsidiary of the Company.

Pursuant to the Merger Agreement, common stockholders of Kennedy-Wilson will receive as consideration 3.8031 shares of the Company’s common stock for each share of Kennedy-Wilson common stock outstanding and preferred stockholders of Kennedy-Wilson will receive as consideration 105.6412 shares of the Company’s common stock for each share of preferred outstanding, for an aggregate consideration of 26 million shares of the Company’s common stock. In addition, up to 2.475 million restricted shares of the Company’s common stock will be issued to management of Kennedy-Wilson pursuant to an equity compensation plan (the “2009 Plan”) adopted by the Company and submitted to the Company’s stockholders for approval.

Upon consummation of the Merger, the Company’s founders will forfeit 4,750,000 of their founders’ shares. Following the transaction, assuming 29.99% of the Company’s stockholders exercise their conversion rights, the Company’s current stockholders will own 39.9% of the Company’s outstanding common stock, current common and preferred stockholders of Kennedy-Wilson will own approximately 54.6%, and the other new stockholders of the Company (including recipients of awards under the 2009 Plan) will own approximately 5.5% of the Company’s outstanding common stock.

As a condition to the closing of the Merger, holders of the Company’s warrants must approve an amendment (the “Warrant Amendment”) to the current warrant agreement that governs all of the Company’s warrants (the “Prospect Warrants”), each of which is exercisable for one share of the Company’s common stock. The Warrant Amendment will provide that, at the closing of the Merger, each holder of warrants issued in the Company’s initial public offering (the “Public Warrants”) must elect either: (i) to have the Public Warrant cashed out by the Company for $0.55 in cash per Public Warrant, or (ii) to continue to hold his, her or its Public Warrant, which will be amended to extend the warrant termination date to 2013 from 2012, increase the exercise price to $12.50 from $7.50 and increase the redemption price to $19.50 from $14.50. At least 12.5 million Public Warrants must be redeemed for cash.  In the event that holders in excess of 50% or 12,500,000 (the “Warrant Limit”) of the Public Warrants elect to receive an amended warrant, a pro rata portion of the Public Warrants and the Sponsors’ Warrants, totaling such excess over the Warrant Limit, will automatically be converted into the right to receive a cash amount of $0.55 per warrant.  In addition, the Warrant Amendment will amend the terms of the Sponsors’ Warrants to extend the warrant termination date to 2013 from 2012, increase the exercise price to $12.50 from $7.50 and increase the redemption price to $19.50 from $14.50. If the Merger is consummated, any holder of Public Warrants who votes against the approval of the Warrant Amendment or who makes no election will receive $0.55 for each of its Public Warrants.

Prospect Acquisition Corp.

(a development stage company)

Notes to Unaudited Condensed Financial Statements

The Merger Agreement contains customary representations and warranties made by Kennedy-Wilson on the one hand, and the Company and Merger Sub, as applicable on the other.  Such representations relate to, among other things, (a) proper corporate organization and similar corporate matters, (b) capital structure, (c) the absence of undisclosed liabilities, (d) assets, properties and intellectual property, (e) contracts, (f) compliance with laws, (g) litigation, (h) related party transactions, (i) taxes, (j) financial statements and (k) employee benefits.  In addition, the Company represents and warrants that its board of directors has determined that the fair market value of Kennedy-Wilson equals at least 80% of the balance held in the Company’s trust account, less the portion of the underwriters’ deferred compensation.

Each party to the Merger Agreement has agreed to perform or comply with certain customary covenants, including but not limited to, covenants related to the parties’ conduct between signing and closing, restrictions on the parties’ ability to solicit, negotiate or enter into a transaction with another party, covenants related to the parties’ cooperation and efforts to file a proxy statement and registration statement and related effectiveness of the registration statement, covenants related to requirement to call stockholder meetings and obtain the requisite stockholders’ and other approvals, make appropriate regulatory and other filings, enter into employment agreements with certain executive officer, and provide each other with access to their respective materials, advisors and information.

The consummation of the Merger is conditioned upon, among other things, (i) the performance by each of the Company and Kennedy-Wilson in all material respects of their respective obligations under the Merger Agreement, (ii) the accuracy of the representations and warranties of the parties to the Merger Agreement, (iii) the receipt of all required regulatory approvals and consents, (iv) the approval of the Merger by the stockholders of the Company and Kennedy-Wilson, (v) the approval by the preferred stockholders of Kennedy-Wilson of an amendment to the preferred stock certificate of designation, (vi) the effectiveness of the Company’s registration statement, (vii) a requirement that holders of less than 30% of the Company’s common stock demand that the Company convert such shares into cash, (viii) a requirement that the holders of no more than 10% of Kennedy-Wilson preferred stock and no more than 10% of Kennedy-Wilson common stock shall have validly exercised their dissenters’ rights and (ix) the requirement that the Company have available at closing for use by the surviving combined company, a specified minimum amount of cash as calculated pursuant to the Merger Agreement.  The merger is also subject to customary regulatory approvals, including approval under the Hart-Scott Rodino Antitrust Improvements Act, and other customary closing conditions, including no material adverse effect (as defined in the Merger Agreement) on either Kennedy-Wilson or the Company.

The Merger Agreement also provides that the agreement may be terminated (i) by mutual consent of the Company and Kennedy-Wilson, (ii) by the Company if Kennedy-Wilson notifies the Company that it will be unable to obtain one or more required consents by October 15, 2009 or (iii) by either of the Company or Kennedy-Wilson, if (a) the Merger is not consummated on or before November 14, 2009; (b) a governmental authority shall enter an order which prohibits the Merger; (c) it is not in material breach of the Merger Agreement and the other party is in breach of the Merger Agreement in a manner which prevents satisfaction of the closing conditions in the Merger Agreement, which breach is not cured with 10 business days’ notice; (d) if the board of directors of the other party fails to recommend, or withdraws or modifies its recommendations to the Merger Agreement; (e) if the Company’s common stockholders fail to approve the Merger, or if 30% or more of the Company’s common stockholders exercise their redemption rights; or (f) if the Kennedy-Wilson stockholders do not approve the Merger on or prior to November 13, 2009.

If the Merger Agreement is terminated as a result of clause (iii)(f) above, Kennedy-Wilson will pay to the Company $10,000,000 as liquidated damages.

On October 30, 2009, the Company commenced its mailing of the definitive proxy statements to its stockholders and warrant holders, and will hold each of the special meeting of stockholders and the special meeting of warrant holders on November 13, 2009, to vote upon the proposed business combination and the matters associated therewith.

A more complete description of the Merger Agreement and the transaction described above is set forth in the Company’s Registration Statement on Form S-4, which includes the Company’s definitive proxy statement relating to the business combination, declared effective by the SEC on October 28, 2009.  Investors are urged to read the definitive proxy statement in its entirety.

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

Business Combination with Kennedy-Wilson, Inc.

On September 8, 2009, the Company entered into an Agreement and Plan of Merger, by and among the Company, KW Merger Sub Corp., a newly formed, wholly-owned subsidiary of the Company (“Merger Sub”) and Kennedy-Wilson, Inc. (“Kennedy-Wilson”), pursuant to which Merger Sub will merge (the “Merger”) with and into Kennedy-Wilson, with Kennedy-Wilson continuing as the surviving corporation and a wholly-owned subsidiary of the Company, as amended by Amendment No. 1, dated as of October 22, 2009 and Amendment No. 2, dated as of October 26, 2009 (the “Merger Agreement”).

Pursuant to the Merger Agreement, common stockholders of Kennedy-Wilson will receive as consideration 3.8031 shares of the Company’s common stock for each share of Kennedy-Wilson common stock outstanding and preferred stockholders of Kennedy-Wilson will receive as consideration 105.6412 shares of the Company’s common stock for each share of preferred outstanding, for an aggregate consideration of 26 million shares of the Company’s common stock. In addition, up to 2.475 million restricted shares of the Company’s common stock will be issued to management of Kennedy-Wilson pursuant to an equity compensation plan (the “2009 Plan”) adopted by the Company and submitted to the Company’s stockholders for approval.

Upon consummation of the Merger, the Company’s founders will forfeit 4,750,000 of their founders’ shares. Following the transaction, assuming 29.99% of the Company’s stockholders exercise their conversion rights, the Company’s current stockholders will own 39.9% of the Company’s outstanding common stock, current common and preferred stockholders of Kennedy-Wilson will own approximately 54.6%, and the other new stockholders of the Company (including recipients of awards under the 2009 Plan) will own approximately 5.5% of the Company’s outstanding common stock.

As a condition to the closing of the Merger, holders of the Company’s warrants must approve an amendment (the “Warrant Amendment”) to the current warrant agreement that governs all of the Company’s warrants (the “Prospect Warrants”), each of which is exercisable for one share of the Company’s common stock. The Warrant Amendment will provide that, at the closing of the Merger, each holder of warrants issued in the Company’s initial public offering (the “Public Warrants”) must elect either: (i) to have the Public Warrant cashed out by the Company for $0.55 in cash per Public Warrant, or (ii) to continue to hold his, her or its Public Warrant, which will be amended to extend the warrant termination date to 2013 from 2012, increase the exercise price to $12.50 from $7.50 and increase the redemption price to $19.50 from $14.50. At least 12.5 million Public Warrants must be redeemed for cash.  In the event that holders in excess of 50% or 12,500,000 (the

“Warrant Limit”) of the Public Warrants elect to receive an amended warrant, a pro rata portion of the Public Warrants and the Sponsors’ Warrants, totaling such excess over the Warrant Limit, will automatically be converted into the right to receive a cash amount of $0.55 per warrant.  In addition, the Warrant Amendment will amend the terms of the Sponsors’ Warrants to extend the warrant termination date to 2013 from 2012, increase the exercise price to $12.50 from $7.50 and increase the redemption price to $19.50 from $14.50. If the Merger is consummated, any holder of Public Warrants who votes against the approval of the Warrant Amendment or who makes no election will receive $0.55 for each of its Public Warrants.

The Merger Agreement contains customary representations and warranties made by Kennedy-Wilson on the one hand, and the Company and Merger Sub, as applicable on the other.  Such representations relate to, among other things, (a) proper corporate organization and similar corporate matters, (b) capital structure, (c) the absence of undisclosed liabilities, (d) assets, properties and intellectual property, (e) contracts, (f) compliance with laws, (g) litigation, (h) related party transactions, (i) taxes, (j) financial statements and (k) employee benefits.  In addition, the Company represents and warrants that its board of directors has determined that the fair market value of Kennedy-Wilson equals at least 80% of the balance held in the Company’s trust account, less the portion of the underwriters’ deferred compensation.

Each party to the Merger Agreement has agreed to perform or comply with certain customary covenants, including but not limited to, covenants related to the parties’ conduct between signing and closing, restrictions on the parties’ ability to solicit, negotiate or enter into a transaction with another party, covenants related to the parties’ cooperation and efforts to file a proxy statement and registration statement and related effectiveness of the registration statement, covenants related to requirement to call stockholder meetings and obtain the requisite stockholders’ and other approvals, make appropriate regulatory and other filings, enter into employment agreements with certain executive officer, and provide each other with access to their respective materials, advisors and information.

The consummation of the Merger is conditioned upon, among other things, (i) the performance by each of the Company and Kennedy-Wilson in all material respects of their respective obligations under the Merger Agreement, (ii) the accuracy of the representations and warranties of the parties to the Merger Agreement, (iii) the receipt of all required regulatory approvals and consents, (iv) the approval of the Merger by the stockholders of the Company and Kennedy-Wilson, (v) the approval by the preferred stockholders of Kennedy-Wilson of an amendment to the preferred stock certificate of designation, (vi) the effectiveness of the Company’s registration statement, (vii) a requirement that holders of less than 30% of the Company’s common stock demand that the Company convert such shares into cash, (viii) a requirement that the holders of no more than 10% of Kennedy-Wilson preferred stock and no more than 10% of Kennedy-Wilson common stock shall have validly exercised their dissenters’ rights and (ix) the requirement that the Company have available at closing for use by the surviving combined company, a specified minimum amount of cash as calculated pursuant to the Merger Agreement.  The merger is also subject to customary regulatory approvals, including approval under the Hart-Scott Rodino Antitrust Improvements Act, and other customary closing conditions, including no material adverse effect (as defined in the Merger Agreement) on either Kennedy-Wilson or the Company.

The Merger Agreement also provides that the agreement may be terminated (i) by mutual consent of the Company and Kennedy-Wilson, (ii) by the Company if Kennedy-Wilson notifies the Company that it will be unable to obtain one or more required consents by October 15, 2009 or (iii) by either of the Company or Kennedy-Wilson, if (a) the Merger is not consummated on or before November 14, 2009; (b) a governmental authority shall enter an order which prohibits the Merger; (c) it is not in material breach of the Merger Agreement and the other party is in breach of the Merger Agreement in a manner which prevents satisfaction of the closing conditions in the Merger Agreement, which breach is not cured with 10 business days’ notice; (d) if the board of directors of the other party fails to recommend, or withdraws or modifies its recommendations to the Merger Agreement; (e) if the Company’s common stockholders fail to approve the Merger, or if 30% or more of the Company’s common stockholders exercise their redemption rights; or (f) if the Kennedy-Wilson stockholders do not approve the Merger on or prior to November 13, 2009.

If the Merger Agreement is terminated as a result of clause (iii)(f) above, Kennedy-Wilson will pay to the Company $10,000,000 as liquidated damages.

On October 30, 2009, the Company commenced its mailing of the definitive proxy statements to its stockholders and warrant holders, and will hold each of the special meeting of stockholders and the special meeting of warrant holders on November 13, 2009, to vote upon the proposed business combination and the matters associated therewith.

A more complete description of the Merger Agreement and the transaction described above is set forth in the Company’s Registration Statement on Form S-4, which includes the Company’s definitive proxy statement relating to the business combination, declared effective by the SEC on October 28, 2009.  Investors are urged to read the definitive proxy statement in its entirety.

Investors are cautioned that the representations, warranties and covenants included in the Merger Agreement were made only for the purposes of such agreement and as of the specific dates set forth therein, were solely for the benefits of the parties to the Merger Agreement, and may be subject to limitations agreed upon by the contracting parties including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Merger Agreement.  The representations, warranties and covenants included in the Merger Agreement were made for the purpose of allocating contractual risk between the parties to the Merger Agreement, instead of establishing such matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors.  Investors and security holders are not third party beneficiaries under the Merger Agreement, and should not rely on the representations, warranties and covenants as characterizations of the actual state of facts or conditions of the Company or Kennedy-Wilson.

Results of Operations

For the three months ended September 30, 2009, we had a net loss of $765,480 as compared to net income of $278,211 for the three months ended September 30, 2008.  The decrease in net income was primarily due to the decrease in interest rates, resulting in a decrease in net interest income of $932,737, combined with an increase in professional fees of $1,011,613 and an increase in formation, operating, rent and office expenses of $18,564, partially offset by a decrease in state and federal taxes of $919,223.

For the nine months ended September 30, 2009, we had a net loss of $1,022,864 as compared to net income of $1,546,396 for the nine months ended September 30, 2008.  The decrease in net income was primarily due to the decrease in interest rates, resulting in a decrease in net interest income of $3,420,173, combined with an increase in professional fees of $1,092,983 and an increase in formation, operating, rent and office expenses of $3,766, partially offset by a decrease in state and federal taxes of $1,947,662.

For the three months ended September 30, 2009, our net loss of $765,480 consisted of net interest income of $18,279 less costs attributable to organization, formation and general and administrative expenses, primarily professional fees, of $1,164,849 and a net benefit from federal income taxes of $381,090. For the three months ended September 30, 2008, our net income of $278,211 consisted of interest income of $951,016 less costs attributable to organization, formation and general and administrative expenses of $134,672, state taxes of $384,143 and a net provision for federal income taxes of $153,990.

For the period from July 9, 2007 (date of inception) through September 30, 2009, we had a net income of $1,103,549, consisting of net interest income of $4,948,658 less costs attributable to organization, formation and general and administrative expenses of $2,367,062, state taxes of $816,301 and a net provision for federal income taxes of $661,746.

Through September 30, 2009 we did not engage in any significant operations. Our activities from inception through September 30, 2009 were to prepare for and consummate our initial public offering and begin the identification of a suitable business combination candidate.

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

The following table reconciles the amount of net proceeds from our initial public offering and private placement to the amount held in the trust account at September 30, 2009:

Amounts placed in Trust Account	$247,000,000
Interest income received	5,022,632
Amounts withdrawn for payment of federal & state taxes	(2,387,057)
Amounts withdrawn for working capital	(1,933,699)
Total held in Trust Account	$247,701,876

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

We believe that the funds that were available to us outside of the trust account of $50,000 and up to $2,750,000 of the interest earned on the trust account will be sufficient to allow us to operate through November 14, 2009, assuming that our initial business combination is not consummated during that time. During this period, although we are not required to, we intend to use these funds to identify and evaluate prospective acquisition candidates, to perform business due diligence on prospective target businesses, to travel to and from offices or similar locations of prospective target businesses, to select the target business to acquire and to structure, negotiate, and consummate our initial business combination.

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

As of September 30, 2009, $247,701,876 of the net proceeds of our initial public offering (excluding $6,219 of accrued interest) was held in the trust account for the purposes of consummating our initial business combination. Continental Stock Transfer & Trust Company, the trustee, has invested the money held in the trust account at JPMorgan Chase Bank, NA.

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

Management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of September 30, 2009. Based upon that evaluation, management has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

We also consummated the simultaneous private sale of 5,250,000 warrants at a price of $1.00 per warrant, generating total proceeds of $5,250,000. The warrants were purchased by Flat Ridge Investments LLC, LLM Structured Equity Fund L.P., LLM Investors L.P. and Capital Management Systems, Inc.  The warrants are identical to the Warrants included in the Units sold in the IPO except that the warrants are exercisable on a cashless basis and, if we call the warrants for redemption, the warrants will not be redeemable by us so long as they are held by these purchasers or their permitted transferees. The purchasers of the warrants have agreed that the warrants will not be sold or transferred by them until 30 days after we have completed a business combination.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $247,044,996, and an amount of $247,000,000, including $10,000,000 of deferred underwriting commissions, was deposited into the trust account.

As of September 30, 2009, we have paid an aggregate of $3,841,962 in expenditures, which have been paid out of the proceeds of our initial public offering not held in trust, the sale of shares of common stock to the initial stockholders and our withdrawal of $4,320,756 of interest earned on the funds held in trust, for the following purposes:

•      payment of taxes;

•      payment of premiums associated with our directors and officers liability insurance;

•      expenses for due diligence and investigation of prospective target businesses;

•      Legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•      miscellaneous expenses.

As of September 30, 2009, after giving effect to our initial public offering and our operations subsequent thereto, $247,701,876 (excluding $6,219 of accrued interest) was held in the trust account and we had $548,696 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

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

ITEM 6           EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

2.1*	Agreement and Plan of Merger, by and among Prospect Acquisition Corp., KW Merger Sub Corp. and Kennedy-Wilson, Inc., dated as of September 8, 2009.

10.1*

Forfeiture Agreement dated September 8, 2009 by and among Prospect Acquisition Corp., De Guardiola Advisors, Inc., De Guardiola Holdings, Inc., Flat Ridge Investments LLC, LLM Structured Equity Fund L.P., LLM Investors L.P., CMS Platinum Fund, L.P., SJC Capital LLC, Michael P. Castine, Daniel Gressel, Michael Downey, James J. Cahill, John Merchant and Kennedy-Wilson, Inc.

10.2*	Letter Agreement dated September 17, 2009 by Prospect Acquisition Corp. and Citigroup Global Markets Inc. Ladenburg Thalmann & Co. Inc. and I-Bankers Securities, Inc.

10.3*	Letter Agreement dated September 4, 2009 by Prospect Acquisition Corp. and De Guardiola Advisors, Inc.

31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 of the Principal Executive Officer

31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 of the Principal Financial Officer

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

*              Incorporated by reference from the Registrant’s Initial Registration Statement on Form S-4 (File No. 333-162116) filed with the Commission on September 24, 2009.

**           This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSPECT ACQUISITION CORP.

Dated: November 6, 2009	/s/ David A. Minella
David A. Minella
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ James J. Cahill
James J. Cahill
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)