Form 10-K
period 2009-12-31
Kennedy-Wilson Holdings, Inc.
filed 2010-03-17
CIK 1408100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33824

Kennedy-Wilson Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-4743916
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9701 Wilshire Blvd., Suite 700, Beverly Hills, CA	90212
(Address of Principal Executive Offices)	(Zip Code)

(310) 887-6400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.0001 par value	NYSE AMEX
Warrants	NYSE AMEX

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the last sale at the close of business on June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $245,389,575.26.

The number of shares of common stock outstanding as of March 12, 2010 was 41,177,658.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders to be held on or around June 24, 2010, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2009.

FORWARD-LOOKING STATEMENTS

Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are necessarily estimates reflecting the judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results. Disclosures that use words such as “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Part I, Item 1A. below. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. Except as required under the federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART I

Item 1.	Business

Company Overview

Founded in 1977, we are a diversified, international real estate company that provides investment and real estate services. We have grown from an auction business in one office into a vertically-integrated operating company with over 300 professionals in 22 offices throughout the U.S. and Japan. We are an industry leader, currently owning real estate (through our closed-end funds, joint ventures and wholly and majority owned entities) and managing over 40 million square feet of residential, multifamily and commercial real estate, including 10,000 apartment units, throughout the U.S. and Japan. Our operations are defined by two core business units: KW Investments and KW Services. We do not intend to elect and qualify to be taxed as a real estate investment trust for U.S. federal income tax purposes.

Recent Events

In June 2009, a joint venture of which Kennedy-Wilson Residential Condominium Group has a 50.5% ownership interest, acquired 149 unsold units in The Mercury, a Los Angeles condominium property. As of February 28, 2010, the joint venture sold and closed escrow on all 149 units generating a net gain on sale after expenses of approximately $18.7 million.

During 2009, a joint venture in which our Japanese Multi-family Group has a 35% interest, extinguished $131 million of debt for a discounted settlement, resulting in equity in joint venture income to us of $9.9 million.

In October 2009, we entered into an agreement in principle with Deutsche Bank to form a partnership with a total non-binding commitment of up to $500 million (up to approximately $450 million from Deutsche Bank and up to approximately $50 million from us), to finance and acquire distressed real estate debt and to source and finance commercial and multifamily whole loan origination opportunities on the west coast. The partnership made its first investment in February 2010 with the acquisition of a loan portfolio totaling approximately $342 million in unpaid principal balance.

In November 2009, we entered into a separate account agreement with Siguler Guff, a multi-strategy private equity firm. The separate account’s total equity commitment is up to approximately $108 million (including up to approximately $8.1 million from us) and was formed to pursue acquisition and repositioning opportunities of distressed assets with a focus on residential condominium projects. The first acquisition in the platform was completed in December 2009 through a joint venture purchase of a loan secured by a 32 unit condominium project and adjacent developable land in Costa Mesa, CA with an unpaid principal balance of approximately $19.5 million.

KW Investments

We formalized our investing activities in 1999 by creating an investment arm, KW Investments. Through this investment arm, we co-invest through separate accounts and closed-end funds in the acquisition of real estate including office, multi-family, loans, retail, hotels, residential condominiums and land for development. We aim to create value with our hands-on approach and seek to harvest value through an exit strategy which is established at the time of acquisition. KW Investments consists of more than 20 investment professionals whose time is dedicated to sourcing, analyzing, executing and managing fund and joint venture investments. In June 2009, we formed KW Capital Markets with the primary function of raising private and institutional capital, assisting with investor relations, and managing other strategic initiatives.

We are a strategic investor and a manager of portfolio investments both in wholly-owned projects and in partnership with institutional investors in the U.S. and Japan. Since 1999, we have invested over $2.0 billion of equity across office, multifamily, retail, hotels, and residential properties through our joint ventures and closed-end funds.

Our investment activity focuses on the west coast of the United States, Tokyo, Japan, Texas and Hawaii. In our investing activity, we typically act as the general partner whereby we invest on average between 5-15% of the equity in a given venture. The target investment size generally ranges from $15-$100 million. In our various investment vehicles, there are typically restrictions on making an investment in a single asset that represents more than 20% of the equity in a given platform without the consent of its limited partner(s).

In general, we invest in value-added properties for which we act as general partner and operator of the property. As general partner and operator of real estate properties, we are responsible for the following:

•	acquisitions, including sourcing deals, due diligence and escrow closing;

•	leasing, including setting rental rates and negotiating and executing leases;

•	renovation, including supervising tenant improvements and/or unit upgrades, construction management and capital improvements to common areas;

•	business plan implementation, including refinancing of properties and execution of marketing plans; and

•	disposition of properties, including sales timing decisions, brokerage services and escrow closing.

Our investments are generally held in fee simple interest. On average, we utilize approximately 65% loan-to-cost on the properties that we acquire while generally obtaining financing for periods of between 3 and 10 years. Our loans are split between interest only and amortizing in nature. Our properties are generally fully-developed and typically have a renovation plan that include some common area and tenant area work which generally represents less than 10% of the purchase price of the asset.

We have historically raised equity for our investments in three ways: through joint-ventures, closed-end funds and investment specific.

•	Our co-investment in joint ventures have typically been between 5% and 15% of the total equity investment. Joint venture and fund investments include the following real estate types:

(i)	U.S. Office—Since 1999, we have invested approximately $550 million of equity in the acquisition of 33 office properties in the U.S., totaling more than 6.6 million square feet.

(ii)	U.S. Multifamily—Since 1999, we have invested approximately $525 million of equity in the acquisition of 56 multifamily properties in the U.S., totaling approximately 14,600 units and 11.8 million square feet.

(iii)	Japan—Our investment professionals have been active in Japan for over a decade and we currently have a strong team of origination, finance and asset management professionals on the ground. Our Japanese activities started in 1995 where we invested approximately $590 million of equity through a former wholly-owned subsidiary that was taken public in February 2002 and has been listed on the Tokyo Stock Exchange since 2003. Our company and our management team owned a majority position in said subsidiary through September 2002 and we were the largest stockholders through May 2003. That company, now the publicly- traded Kenedix, is no longer owned by or affiliated with us. We sold all of our interest in Kenedix at a substantial gain. In 2005, we re-entered the Japanese market when we formed KW Investment Co., Ltd. to acquire multifamily properties in several key markets in Japan with Wachovia Development Corporation as our partner. Since 2005, KW Investment Co. has invested more than $230 million of equity in the acquisition of 2,410 multifamily units, totaling approximately one million square feet. Including our prior investment experience through what is now Kenedix, we have invested a total of approximately $1.7 billion in the acquisition of 81 investments, primarily in multifamily and office properties.

(iv)	U.S. Other Real Estate—Since 1999, we have invested approximately $300 million of equity in the acquisition of loans, retail, industrial, residential and other real estate-related investments in the U.S.

•	In addition to our joint ventures, we manage several closed-end funds. Below are the descriptions of our closed-end funds that have completed their fund raising:

(i)	KWI Property Fund I, L.P. closed with $62.5 million of capital commitments in August 2000. This fund has reached the end of its investment period and is now focused on harvesting the value created from the successful execution of each investment’s business plan.

(ii)	KWI Property Fund II, L.P. closed with $106 million of capital commitments in October 2005. This fund is currently fully invested and is now focused on harvesting the value created from the successful execution of each investment’s business plan.

(iii)	We manage two Double Bottom-Line funds that seek to provide market rate returns for investors and positive social, economic and environmental benefits to the communities in which they invest. The Double Bottom-Line Funds are typically geographically focused on a specific target market.

The following table sets forth certain general information with respect to two of our materially important property investments: Woodstone Apartment Homes, an apartment complex located in Lompoc, California, and The Cove and The Shores, a condominium complex located in Richmond, California:

Property	Woodstone Apartment Homes	The Cove and The Shores
Location	Lompoc, CA	Richmond, CA

Type	Multifamily	Finished Condos/Multifamily

Units	204	484

Square Feet	146,580	396,978

Acquisition Date	March 2005	June 2008

Business Plan	Value-add	Operate unsold condominiums as apartments until market improves to allow for profitable sales

Ownership	Fee Simple	Fee Simple

Ownership Percentage	95.6%	19.78%

Loan Balance	$20,740,000	$65,249,799

Loan Type	Interest only	Interest only

Fixed Interest Rate	6.16% on initial advance of $18,600,000	N/A

Floating Interest Rate	1-month LIBOR plus 1.25% on subsequent advances	1-month LIBOR plus 1.45%; Swaps peg LIBOR at 3.33% on $9,300,000 and 2.98% on $9,300,000 to 6/27/2011. Swaps peg LIBOR at 3.34% on $20,700,000 and 2.98% on $20,700,000 to 6/27/2011.

Property	Woodstone Apartment Homes	The Cove and The Shores

Maturity Date	January 2011	June 2011

Extensions	2 1-yr extensions	2 1-yr extensions

Loan Balance Due at Maturity	$20,740,000	$65,249,799

Loan Collateral	Property	Property

Prepayment Provision	Open during last 90 days of loan. Prior to that it is prepaid with lender Make Whole	Release prices of 135% of loan basis per unit

Principal Terms of Sale	N/A	N/A

Renovation / Improvement Plan	Complete	None.

Competitive Conditions	Occupancy exceeds market competitors. Limited supply coming online. Rents have been adjusted to retain tenants to address economic conditions.	Occupancy has increased from 75% at closing to a high of 97%. Occupancy continues to exceed budget of 95%.

Notes: RSF stands for rentable square feet.

The following table sets forth certain information with respect to the tenancy, leases and occupancies of Woodstone Apartment Homes and The Cove and The Shores:

Property	Woodstone Apartment Homes	The Cove and The Shores
Square Feet	146,580	396,978
Occupancy—2009	96.08%	95.70%
Occupancy—2008	88.26%	96.00%
Occupancy—2007	97.55%	N/A
Occupancy—2006	94.12%	N/A
Occupancy—2005	91.20%	N/A
Major Tenants (=>10% of RSF)	None	None
Major Tenant Business / Occupation	None	None
Average Monthly Rent—2009	$897 / Unit	$1,304 / Unit
Average Monthly Rent—2008	$929 / Unit	$1,316 / Unit
Average Monthly Rent—2007	$927 / Unit	N/A
Average Monthly Rent—2006	$893 / Unit	N/A
Average Monthly Rent—2005	$834 / Unit	N/A
Lease Expirations in 2009	71	410
Lease Expirations in 2010	133	74
Annual Rent for Expiring Leases—2009	$764,244	$6,453,444
Annual Rent for Expiring Leases—2010	$1,431,612	$1,103,256
RSF covered by Expiring Leases—2009	51,016	339,020
RSF covered by Expiring Leases—2010	95,564	57,958
Percentage of Gross Annual Rent for Expiring Leases—2009	34.8%	85.4%
Percentage of Gross Annual Rent for Expiring Leases—2010	65.2%	14.6%

Note: RSF stands for rentable square feet.

KW Services

Through our services group, KW Services, we offer a comprehensive line of real estate services for the full life-cycle of real estate ownership and investment. KW Services provides property management, auction marketing, brokerage, construction and trust management services to financial institutions, other institutional clients and individual investors. Through our extensive network of property managers and brokers, KW Services provides access to real-time market knowledge and trends, along with proprietary deal flow to KW Investments.

•

Property & Asset Management—We currently manage 40 million square feet of office, industrial, and retail properties for over 50 institutional clients and individual investors both in the U.S. and Japan.

•

Auction Services—Since inception in 1977, we have sold more than $5.0 billion of third-party real estate through the auction process. We are considered one of the leaders in auction marketing, having sold various property types on a global basis. The Auction Services group conducts live and online auctions and executes accelerated marketing programs for all types of residential and commercial real estate.

•

Commercial Brokerage—The Commercial Brokerage group is comprised of Investment Sales and Leasing groups. The Investment Sales group specializes in innovative marketing programs tailored to client objectives for all types of real estate and various financial instruments collateralized by real estate. Our real estate professionals in the U.S. and Japan have extensive expertise in marketing, property and loan valuation, asset management, equity and debt sourcing, joint venture formation and financing and real estate acquisition advisory services. The Leasing group is a leader in both landlord and tenant representation. The group provides clients with a full complement of brokerage services for office, industrial, land, multifamily, retail and capital markets disciplines.

•

Construction Management—The Construction Management group provides construction and project management services to institutional, corporate and individual clients in all areas of commercial and residential real estate. This group provides a full array of services including site and feasibility analysis, land planning and project design, selection of consultants, financing, bidding and construction administration.

•

Trust Management—The Trust Management group provides asset and property management services to some of the largest global banks and trust companies holding investment real estate in the U.S., as trustees on behalf of private and institutional fiduciary accounts.

Our Strengths

We believe we have a unique platform from which to execute our investment and services strategy due to the fact we have both an auction business and an investment platform. We believe that our platform provides significant competitive advantages over other real estate buyers operating stand-alone or investment-focused firms and may allow us to generate superior risk-adjusted returns. Our investment strategy focuses on investments that offer significant appreciation potential through intensive property management, leasing, repositioning, redevelopment and the opportunistic use of capital.

Our competitive advantages include:

•

Transaction Experience—Our executive committee has more than 125 years of combined real estate experience and has been working and investing together on average for over a decade. Members of the Executive Committee have collectively acquired, developed and managed in excess of $15 billion of real estate investments in the U.S. and Japan through various economic cycles at our company and throughout prior careers.

•

Extensive Relationship and Sourcing Network—We leverage our services business in order to source off-market deals. In addition, the Executive Committee and our acquisition team have transacted business in nearly every major metropolitan market on the west coast of the U.S., as well as in Japan. Their local presence and reputation in these markets has enabled them to cultivate key relationships with major holders of property inventory, in particular financial institutions, throughout the real estate community.

•

Structuring Expertise and Speed of Execution—Prior acquisitions completed by us have taken a variety of forms including direct property investments, joint ventures, exchanges involving stock or operating partnership units, participating loans and investments in performing and non-performing mortgages with the objective of long-term ownership. We believe we have developed a reputation of being able to quickly execute, as well as originate and creatively structure acquisitions, dispositions and financing transactions.

•

Vertically-Integrated Platform for Operational Enhancement—We are comprised of over 300 professionals in both KW Investments and KW Services, with 22 regional offices throughout the U.S. and Japan. This diversified business model is aimed at ensuring success through real estate cycles. We have a hands-on approach to real estate investing and possess the local expertise in property management, leasing, construction management, development and investment sales, which we believe enables us to invest successfully in its selected submarkets.

•

Risk Protection and Investment Discipline—We underwrite our investments based upon a thorough examination of property economics and a critical understanding of market dynamics and risk management strategies. We conduct an in-depth sensitivity analysis on each of our acquisitions. This analysis applies various economic scenarios that include changes to rental rates, absorption periods, operating expenses, interest rates, exit values and holding periods. We use this analysis to develop our disciplined acquisition strategies.

Strategy and Target Markets

Our investment style and philosophy has been consistent over the past decade and seeks to drive the ongoing strategy for future investments. The three core fundamentals include:

•	Significant proprietary deal flow from an established network of industry relationships;

•	Focus on a systematic research process with a disciplined approach to investing; and

•	Superior in-house operating execution.

We continue to focus primarily on equity real estate investments, utilizing leverage where determined appropriate. In addition, we also acquire real estate-related financings, such as first trust deeds. Specifically, the investment strategy of our company focuses on the following situations:

•	Financially distressed/ownership situations;

•	Under-managed or under-leased assets; and

•	Repositioning opportunities.

We intend to pursue acquisition opportunities for our current investment platforms as follows:

•	Commercial Platform—Take advantage of office, industrial and retail debt maturities;

•	Funds—Value add/opportunistic strategy; dedicated capital for a variety of deal types;

•	Condo Platform—Distressed condo deals; reposition and exit;

•	Residential Platform—Combination of current return from multi-family projects and capital return from condo projects; and

•	First Trust Deed Platform—Fills void in lending market; provides 10% + unlevered current yield and potential to own real estate at very attractive basis in event of foreclosure.

Our initial target submarkets, which include southern California, the San Francisco Bay area, the Puget Sound area (Greater Seattle), Hawaii and the Greater Tokyo area, share certain similar characteristics that we believe can create investment opportunities. Among these commonalities are dense populations, high barriers to entry, scarcity of land and supply constraints.

KW Services plays a critical role in supporting our investment strategy and various platforms. KW Services intends to continue to facilitate the gathering of local market intelligence and market data for evaluating and valuing investments, generate proprietary transaction flow and create value once an investment is made through efficient implementation of asset management or repositioning strategies.

Industry and Market Overview

United States

We believe that the acquisition outlook for 2010 and beyond is one of opportunity. Since capitalization rates have begun to rise and based on our market analysis, well-capitalized investors will potentially be able to purchase properties at significant discounts to historical cost that may provide significant cash-on-cash returns. The recent credit crunch in the financial markets has dried up liquidity. As a result, many financial institutions have been forced to mark-to-market or sell both their performing and non-performing assets in order to firm up their balance sheets. We believe that U.S. financial institutions and publicly traded companies, such as Real Estate Investment Trusts, will continue to be forced sellers of their real estate hard assets and loans for the next several quarters.

Due to the current disarray in the financial markets, many U.S. real estate markets are experiencing a downturn in occupancy and property values. Unlike the last cycle, this downturn has been driven by the lack of liquidity and the tightening of the credit markets rather than by an oversupply of new product. We believe that underlying real estate fundamentals have remained solid, particularly in major metropolitan and downtown areas where supply constraints exist, and companies continue to consolidate in proximity to their corporate headquarters. Also, downward pricing pressures exist that create potential buying opportunities. We will seek to exploit the opportunities caused by the current economic downturn and closed capital markets by identifying the cities and submarkets that have the most predictable, near-term positive indicators.

We believe the recent economic, capital and credit markets events will create tremendous buying opportunities as properties may be purchased at significant discounts to historical cost. Many asset dispositions will result from:

•	forced liquidation through bankruptcy proceedings;

•	companies reducing real estate portfolios to raise cash to shore up their balance sheets; and

•	highly leveraged property owners who will have loans come due in 2010 and 2011 and will be unable to refinance.

As sellers are under greater pressure to move assets off of their balance sheets, our strong sourcing relationships will position us as the buyer of choice to acquire properties at steep discounts. Sellers will look to firms that they have relationships with and can execute quickly and discreetly. We have long-standing relationships with healthy regional and international lenders who have expressed an ability and willingness to offer financing for investments.

Although interest rates remain low, the lack of available debt has constrained highly-leveraged buyers. We believe that the timing of the real estate market cycle combined with our deep market relationships, systematic research process and cross-platform synergies will be crucial to its potential success.

Japan

We predict that Japan, while still subject to the same market forces affecting economies across the globe, will likely experience a downturn that is shorter than that in other industrialized economies as the Japanese banking system remains strong relative to its peers. We believe that the country’s economy is in a better position to weather current economic conditions relative to the economies of certain other countries because over the past decade Japanese households generally have saved money, and companies have steeply reduced their debt as a proportion of GDP. In the current credit environment, as in the U.S., highly-leveraged investors in Japan have been forced to reduce their debt resulting in a rise in capitalization rates.

Japan’s current demographic trends include an influx of migration to major cities creating strong demand for housing. Our research shows that real estate fundamentals have remained strong in Greater Tokyo’s residential market, and, in particular, in Tokyo’s three major wards: Minato-ku, Shibuy-ku, and Setagaya-ku. With diminishing supply of new inventory due to stricter building regulations imposed in 2007, rents for quality assets are expected to remain strong while vacancy rates remains stable. We expect that properties in the Greater Tokyo area that are newer and of higher quality will remain target assets for acquisition by many institutional investors.

Competition

We compete with a range of both local and national real estate firms, individual investors and corporations. Because of our unique combination of businesses, we compete with brokerage and property management companies as well as companies that invest in real estate and distressed notes. The brokerage and property management businesses are both highly fragmented and competitive. We compete with real estate brokerage companies on the basis of our relationship with property owners, quality of service, and commissions charged. We compete with property management and leasing firms also on the basis of our relationship with clients, the range and quality of services provided, and fees and commissions charged. Our investment operations compete to varying degrees with real estate investment partnerships and other investment companies. We compete with these other investors on the basis of our relationship with the sellers and our ability to close an investment transaction in a short time period at competitive pricing.

We differentiate ourselves from other firms in the industry with our full service, investment oriented structure. Whereas most other firms use an investment platform to obtain additional service business revenue, we use our service platform to enhance the investment process and ensure the alignment of interest with our investors.

Since each market and opportunity is unique, different competitors surface in each transaction. Due to our proprietary sourcing capabilities, we often acquire properties in off-market transactions where we face limited competition. In more widely marketed transactions, our significant on-the-ground operations provide insight into market conditions and trends that we believe allows for informed acquisition strategies.

In contrast to our vertically-integrated platform and deep market knowledge, many large institutional players act as “asset allocators” and rely on firms similar to us and the third-party brokerage community to source their deals. These competitors tend to focus on large, widely-marketed “Class A” properties that do not require significant on-the-ground expertise, hands-on redevelopment or local market knowledge.

We also compete for investment opportunities with regional investors and developers who understand the local markets but lack the equity to close deals with their own capital.

Due to our reputation for certainty of close, capital availability and discretion in publicizing deals, we are often able to acquire properties even when we are not the highest bidder. Our relationship-driven approach, reputation for certainty of close, local market knowledge and on-the-ground experience strongly position us when compared to our competition.

Markets

We believe that real estate is a local business. With this in mind, we intend to continue to focus on the markets that we know well through both our investment experience and service businesses. We intend to continue to target markets that we have been successful in historically due to our in-depth knowledge and relationships.

Our focused research process begins with a macro analysis (economic growth, overall market cycles, property specific cycles, availability and pricing, ranking/evaluation) and ends with a micro analysis (submarket/neighborhood analysis, site analysis, due diligence and risk/return analysis). We will often leverage KW Services to access real-time market knowledge and trends to determine our investment analysis and strategy process and choices of markets/submarkets. This rigorous process continues to be a key driver of our investment decisions.

The choice of markets and submarkets for our investment strategy will be based on a research-driven process that involves five stages of extensive analysis.

•

Stage 1: Growth Composite of Employment/Population/Income Compared to Nation. Each city is analyzed using a composite index of growth that weighs the last six years of growth history with the next five years of forecasted employment, population and income trends as compared to the overall nation. The risk of the growth forecast and the stability of the economic base and political climate are also considered at this stage.

•

Stage 2: Evaluation of a City’s Overall Market Cycle Position by Property Type. In the second stage, macro market cycle analysis is conducted by property type. Certain statistical adjustments are then applied to the geographical submarkets within each city to determine if a city, and property type is operating above or below “equilibrium,” and if market upside potential exists within each city and property type.

•

Stage 3: Product Specific Cycle Analysis in Each City. This stage requires extensive market research and interviews with local experts at the submarket level. In this stage, each product type is evaluated with respect to its upside potential. Three types of cycles and upside potential are measured at this stage:

•	occupancy cycle upside,

•	rent rate cycle upside, and

•	Property value upside.

A key part of this analysis is to determine what discounts from replacement cost and current cash-on-cash returns can be achieved relative to the upside potential for each property type. We seek to buy well-located properties at prices substantially below replacement cost.

•

Stage 4: Evaluation of Product Availability and Pricing. The focus in this stage is to determine the total product inventory of each targeted property class in the specified market, evaluate recent transactions in the market and submarkets and project the amount of new product that will likely become available for purchase in the future. Based on recent transactions, market studies and interviews with local market experts in each city (brokers, appraisers and market researchers), the expected economics of properties purchased in the future are estimated, including estimates of capitalization rates, rents, occupancy levels and sales prices relative to replacement cost.

•

Stage 5: Ranking/Evaluation Relative to our Investment Strategy. In the final stage of the evaluation process, the overall desirability of each city for investment is evaluated within the context of our investment strategy. The market niches that offer the most upside are identified, and a strategy is developed to capitalize on those niches. During this step, investment allocations are suggested for each city, including the amount of capital to be invested in each city and product type over a defined investment time horizon.

In parallel with our thorough examination of market dynamics, we conduct an in-depth risk management analysis on each of our acquisitions. This analysis applies various economic conditions and scenario forecasts that include changes to rental rates, operating expenses, interest rates, exit values and holding periods. We use this analysis to develop our disciplined pricing strategies.

This market analysis will help to determine the acquisition strategies for a variety of markets and submarkets that have the highest probability for near-term value appreciation and to develop operating and exit strategies that enhance returns and limit risk exposure.

Clients and Customers

We have long and extensive relationships with a broad range of prominent institutions with which we have invested through joint venture and fund arrangements and for which we have provided services. These institutions include sovereign funds, financial institutions, insurance companies, pension funds, endowments, money managers and family offices.

Employees

As of January 31, 2010, we had approximately 300 employees. We consider our relationship with our employees to be good and have not experienced any interruptions of our operations as a result of labor disagreements.

Item 1A.	Risk Factors

Our results of operations and financial condition can be adversely affected by numerous risks. You should carefully consider the risk factors detailed below in conjunction with the other information contained in this report. If any of the following risks actually occur, our business, financial condition, operating results, cash flows and/or future prospects could be materially adversely affected.

Risks Related to Our Business

The success of our business is significantly related to general economic conditions and the real estate industry and, accordingly, our business has been and could continue to be harmed by the economic slowdown and downturn in real estate asset values, property sales and leasing activities.

Our business is closely tied to general economic conditions and the real estate industry. As a result, our economic performance, the value of our real estate and real estate secured notes, and our ability to implement our business strategies may be affected by changes in national and local economic conditions. The condition of the real estate markets in which we operate tends to be cyclical and related to the condition of the economy in the U.S. and Japan as a whole and to the perceptions of investors of the overall economic outlook. Rising interest rates, declining demand for real estate or periods of general economic slowdown or recession have had a direct negative impact on the real estate market in the past and a recurrence of these conditions in the U.S. or a deeper recession in Japan could result in a reduction in our revenues. In addition, the economic condition of each local market where we operate may be dependent on one or more industries. Our ability to change our portfolio promptly in response to economic or other conditions is limited. Certain significant expenditures, such as debt service costs, real estate taxes, and operating and maintenance costs are generally not reduced when market conditions are poor. These factors would impede us from responding quickly to changes in the performance of our investments and could adversely impact our business, financial condition and results of operations. We have experienced in past years, are currently experiencing, and expect in the future to be negatively impacted by, periods of economic slowdown or recession, and corresponding declines in the demand for real estate and related services, within the markets in which we operate. The current economic recession has been extraordinary for its worldwide scope, its severity and its impact on major financial institutions, among other aspects. The current recession and the downturn in the real estate market have resulted in and/or may continue to result in:

•	a general decline in rents due to defaulting tenants or less favorable terms for renewed or new leases;

•	fewer purchases and sales of properties by clients, resulting in a decrease in property management fees and brokerage commissions;

•	a decline in actual and projected sale prices of our properties resulting in lower returns on the properties in which we have invested;

•

higher interest rates, higher loan costs, less desirable loan terms and a reduction in the availability of mortgage loans and mezzanine financing, all of which could increase costs and could limit our ability to acquire additional real estate assets; and

•	a decrease in the availability of lines of credit and other sources of capital used to purchase real estate investments and distressed notes.

We could lose part or all of our investment in the real estate properties we have interests in, which could have a material adverse effect on our financial condition and results of operations.

There is the inherent possibility in all of our real estate investments that we could lose all or part of our investment. Real estate investments are generally illiquid, which may affect our ability to change our portfolio in response to changes in economic and other conditions. Moreover, in our joint ventures and funds that invest in real estate, we may not be able to unilaterally decide the timing of the disposition of an investment, and as a result, may not control when and whether any gain will be realized or loss avoided. The value of our investments can also be diminished by:

•	civil unrest, acts of war and terrorism and acts of God, including earthquakes, hurricanes and other natural disasters (which may result in uninsured or underinsured losses);

•

the impact of present or future legislation in the U.S. or in Japan (including environmental regulation, changes in laws concerning foreign ownership of property, changes in real estate tax rates, changes in zoning laws and laws requiring upgrades for disabled persons) and the cost of compliance with these types of legislation; and

•	liabilities relating to claims to the extent insurance is not available or is inadequate.

We may be unsuccessful in renovating the development properties we acquire resulting in investment losses.

Part of our investment strategy is to locate and acquire real estate assets that we believe are undervalued and to improve them to increase their resale value. We face risks arising from the acquisition of properties not yet fully developed or in need of substantial renovation or redevelopment, particularly the risk that we overestimate the value of the property and the risk that the cost or time to complete the renovation or redevelopment will exceed the budgeted amount. Such delays or cost overruns may arise from:

•	shortages of materials or skilled labor;

•	a change in the scope of the original project;

•	the difficulty in obtaining necessary zoning, land-use, environmental, building, occupancy and other governmental permits and authorization;

•	the discovery of structural or other latent defects in the property once construction has commenced; and

•	delays in obtaining tenants.

Any failure to complete a redevelopment project in a timely manner and within budget or to sell or lease the project after completion could have a material adverse effect upon our business, results of operation and financial condition.

We may not recover part or any of our investment in the mezzanine loans we make or acquire due to a number of factors including the fact that such loans are subordinate to the interests of senior lenders.

We have made and expect to continue to make or acquire mezzanine loans, which are loans that are secured by real property, but are subject to the interests of lenders who are senior to us. These mezzanine loans are considered to involve a high degree of risk compared to other types of loans secured by real property. This is due to a variety of factors, including that a foreclosure by the holder of the senior loan could result in its mezzanine loan becoming uncollectible. Accordingly, we may not recover the full amount, or any, of our investment in mezzanine loans. In addition, mezzanine loans may have higher loan to value ratios than conventional term loans.

Our operations in Japan subject us to additional social, political and economic risks associated with conducting business in foreign countries, which may materially adversely effect our business and results of operations.

One of our strategies for the future is to continue our operations and investments in Asia, particularly in Japan. In furtherance of this strategy, we expect to commit additional resources to expand our sales and marketing activities in Japan and expand our service offerings and products in selected markets throughout Asia.

If we are successful in implementing this strategy, the increased scope of our international operations may lead to more volatile financial results and difficulties in managing our businesses. This volatility and difficulty could be caused by, among other things, the following:

•	restrictions and problems relating to the repatriation of profits;

•	difficulties and costs of staffing and managing international operations;

•	the burden of complying with multiple and potentially conflicting laws;

•	laws restricting foreign companies from conducting business and unexpected changes in regulatory requirements;

•	the impact of different business cycles and economic instability;

•	political instability and civil unrest;

•

greater difficulty in perfecting our security interests, collecting accounts receivable, foreclosing on security and protecting our interests as a creditor in bankruptcies in certain geographic regions;

•	potentially adverse tax consequences;

•	share ownership restrictions on foreign operations;

•	Japanese property and income taxes, tax withholdings and tariffs; and

•	geographic, time zone, language and cultural differences between personnel in different areas of the world.

The current economic downturn has significantly affected countries throughout Asia, including Japan. The worldwide recession has led to falling stock prices and asset values in Asia and reduced economic growth prospects in Asia. Several property markets in Asia have been affected by real estate developments that resulted in an oversupply of completed or partially completed space. Property prices have fallen along with prices of other investments and asset values.

Our joint venture activities subject us to unique third-party risks, including risks that other participants may become bankrupt or take action contrary to our best interests.

We have utilized joint ventures for large commercial investments and real estate developments. We plan to continue to acquire interests in additional limited and general partnerships, joint ventures and other enterprises, collectively referred to herein as “joint ventures”, formed to own or develop real property or interests in real property or note pools. It is our strategy in Japan to invest primarily through joint ventures. We have acquired and may acquire minority interests in joint ventures and we may also acquire interests as a passive investor without rights to actively participate in management of the joint ventures. Investments in joint ventures involve additional risks, including the possibility that the other participants may become bankrupt or have economic or other business interests or goals which are inconsistent with ours, that we will not have the right or power to direct the management and policies of the joint ventures and that other participants may take action contrary to our instructions or requests and against our policies and objectives. Should a participant in a material joint venture act contrary to our interest, it could have a material adverse effect upon our business, results of operations and financial condition. Moreover, we cannot be certain that we will continue these investments, or that we can identify suitable joint venture partners and form new joint ventures in the future.

We purchase distressed notes that have a higher risk of default and delinquencies than newly originated loans and as a result, we may lose part or all of our investment in such notes.

We may purchase notes that are unsecured or secured by real or personal property. These notes are generally non-performing or sub-performing, and often are in default at the time of purchase. In general, the distressed notes we acquire are highly speculative investments and have a greater than normal risk of future defaults and delinquencies as compared to newly originated loans. Returns on loan investments depend on the borrower’s ability to make required payments or, in the event of default, our security interests, if any, and our ability to foreclose and liquidate whatever property may be securing the note. We cannot be sure that we will be able to collect on a defaulted loan or foreclose on security successfully or in a timely fashion. There may also be instances when we are able to acquire title to an underlying property and sell it, but not make a profit on its investment.

We may not be successful in competing with companies in the real estate services and investment industry, some of which may have substantially greater resources than we do.

Real estate services and investment businesses are highly competitive. Our principal competitors include both large multinational companies and national and regional firms, such as Jones Lang LaSalle, Inc. and CB Richard Ellis, Inc. Many of our competitors have greater financial resources and a broader global presence than we do. We compete with companies in the U.S., and to a limited extent, in Japan, with respect to:

•	selling commercial and residential properties on behalf of customers through brokerage and auction services;

•	leasing and property management, including construction and engineering services;

•	purchasing commercial and residential properties, as well as undeveloped land for our own account; and

•	acquiring secured and unsecured loans.

Our property management operations must compete with a growing number of national firms seeking to expand market share. There can be no assurance that we will be able to continue to compete effectively, maintain current fee levels or arrangements, continue to purchase investment property profitably or avoid increased competition.

If we are unable to maintain or develop new client relationships, our property management business and financial condition could be substantially impaired.

We are highly dependent on long-term client relationships and on revenues received for services under various property management agreements with third-party owners and related parties. A considerable amount of our revenues are derived from fees related to these agreements.

The majority of our property management agreements are cancelable prior to their expiration by the client for any reason on as little as 30 to 60 days’ notice. These contracts also may not be renewed when their respective terms expire. If we fail to maintain existing relationships, fail to develop and maintain new client relationships or otherwise lose a substantial number of management agreements, we could experience a material adverse change in our business, financial condition and results of operations.

Decreases in the performance of the properties we manage are likely to result in a decline in the amount of property management fees and leasing commissions we generate.

Our property management fees are generally structured as a percentage of the revenues generated by the properties that we manage. Similarly, our leasing commissions typically are based on the value of the lease commitments. As a result, our revenues are adversely affected by decreases in the performance of the properties we manage and declines in rental value. Property performance will depend upon, among other things, our ability to control operating expenses (some of which are beyond our control), and financial conditions generally and in the specific areas where properties are located and the condition of the real estate market generally. If the performance or rental values of the properties we manage decline, the management fees and leasing commissions we derive from such properties could be materially adversely affected.

Our leasing activities are contingent upon various factors including tenant occupancy and rental rates, which if adversely affected, could cause our operating results to suffer.

A significant portion of our property management business involves facilitating the leasing of commercial space. In certain areas of operation, there may be inadequate commercial space to meet demand and there is a potential for a decline in the number of overall lease and brokerage transactions. In areas where the supply of commercial space exceeds demand, we may not be able to renew leases or obtain new tenants for our owned and managed rental properties as leases expire. Moreover, the terms of new leases and renewals (including renovation costs or costs of concessions to tenants) may be less favorable than current leases. Our revenues may be adversely affected by the failure to promptly find tenants for substantial amounts of vacant space, if rental rates on new or renewal leases are significantly lower than expected, or if reserves for costs of re-leasing prove inadequate. We cannot be sure that we can continue to lease properties for our clients and for our own account in a profitable manner.

Our ability to lease properties also depends on:

•	the attractiveness of the properties to tenants;

•	competition from other available space;

•	our ability to provide for adequate maintenance and insurance and to pay increased operating expenses which may not be passed through to tenants;

•	the availability of capital to periodically renovate, repair and maintain the properties, as well as for other operating expenses; and

•	the existence of potential tenants desiring to lease the properties.

If we are unable to identify, acquire and integrate suitable acquisition targets, our future growth will be impeded.

Acquisitions and expansion have been, and will continue to be, a significant component of our growth strategy for the future. While maintaining our existing business lines, we intend to continue to pursue a sustained growth strategy by increasing revenues from existing clients, expanding the breadth of our service offerings, seeking selective co-investment opportunities and pursuing strategic acquisitions.

Our ability to manage our growth will require us to effectively integrate new acquisitions into our existing operations while managing development of principal properties. We expect that significant growth in several business lines occurring simultaneously will place substantial demands on our managerial, administrative, operational and financial resources. We cannot be sure that we will be able to successfully manage all factors necessary for a successful expansion of our business. Moreover, our strategy of growth depends on the existence of and our ability to identify attractive and synergistic acquisition targets. The unavailability of suitable acquisition targets, or our inability to find them, may result in a decline in business, financial condition and results of operations.

Our business is highly dependent upon the economy and real estate market in California which has recently experienced a significant downturn and is vulnerable to future decline.

We have a high concentration of our business activities in California. Consequently, our business, results of operations and financial condition are dependent upon general trends in the California economy and real estate market. The California economy has experienced a significant downturn in the current recession and a sustained decline in the value of California real estate. Real estate market declines in California have become so severe that the market value of a number of properties securing loans has become significantly less than the outstanding balances of those loans. Real estate market declines may negatively affect our ability to sell property at a profit. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes, floods, wild fires and erosion-caused mudslides. The existence of adverse economic conditions or the occurrence of natural disasters in California could have a material adverse effect on our business, financial condition and results of operations.

Our auction services business has historically been countercyclical and, as a result, our operating results may be adversely affected when general economic conditions are improving.

Our results of operations are dependent on the performance of our auction services group, which historically has been countercyclical. Our auction services group has recently experienced an increase in revenues due to, among other things, the substantial increase in the number of foreclosures stemming from the current economic crisis. Improvements in general economic conditions may cause auction service revenues to decrease, which could cause a material adverse impact on our results of operations.

We own real estate properties located in Hawaii, which subjects us to unique risks relating to, among other things, the current recession in Hawaii, Hawaii’s economic dependence on fluctuating tourism, the isolated location of Hawaii and the potential for natural disasters.

We conduct operations and own properties in Hawaii. Consequently, our business, results of operations and financial condition are dependent upon and affected by general trends in the Hawaiian economy and real estate market. The Hawaiian economy has experienced a significant downturn in the current recession and a sustained decline in the value of Hawaiian real estate. Real estate market declines may negatively affect our ability to sell property at a profit. In addition, Hawaii’s economy is largely dependent upon tourism, which is subject to fluctuation and has recently experienced a significant drop. Hawaii historically has also been vulnerable to certain natural disaster risks, such as tsunamis, hurricanes and earthquakes, which could cause damage to properties owned by us or property values to decline in general. Hawaii’s remote and isolated location also may create additional operational costs and expenses, which could have a material adverse impact on our financial results.

We have certain obligations in connection with our real estate brokerage services which could subject us to liability in the event litigation is initiated against us for an alleged breach of any such obligation.

As a licensed real estate broker, we and our licensed employees are subject to certain statutory due diligence, disclosure and standard-of-care obligations. Failure to fulfill these obligations could subject us or our employees to litigation from parties who purchased, sold or leased properties they brokered or managed. In addition, we may become subject to claims by participants in real estate sales claiming that we did not fulfill our statutory obligations as a broker.

We may become subject to claims for construction defects or other similar actions in connection with the performance of our property management services.

In our property management capacity, we hire and supervise third-party contractors to provide construction and engineering services for our properties. While our role is limited to that of a supervisor, we cannot be sure that we will not be subjected to claims for construction defects or other similar actions. Adverse outcomes of property management litigation could have a material adverse effect on our business, financial condition and results of operations.

Our properties may subject us to potential environmental liability.

Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the cleanup of hazardous or toxic substances and may be liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by governmental entities or third parties in connection with the contamination. Such laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances, even when the contaminants were associated with previous owners or operators. The costs of investigation, remediation or removal of hazardous or toxic substances may be substantial, and the presence of those substances, or the failure to properly remediate those substances, may adversely affect the owner’s or operator’s ability to sell or rent the affected property or to borrow using the property as collateral. The presence of contamination at a property can impair the value of the property even if the contamination is migrating onto the property from an adjoining property. Additionally, the owner of a site may be subject to claims by parties who have no relation to the property based on damages and costs resulting from environmental contamination emanating from the site.

In connection with the direct or indirect ownership, operation, management and development of real properties, we may be considered an owner or operator of those properties or as having arranged for the disposal or treatment of hazardous or toxic substances. Therefore, we may be potentially liable for removal or remediation costs.

Certain federal, state and local laws, regulations and ordinances also govern the removal, encapsulation or disturbance of asbestos-containing materials during construction, remodeling, renovation or demolition of a building. Such laws may impose liability for release of asbestos-containing materials, and third parties may seek recovery from owners or operators of real properties for personal injuries associated with asbestos-containing materials. We may be potentially liable for those costs for properties that we own. In the past, we have been required to remove asbestos from certain buildings that we own. There can be no assurance that in the future we will not be required to remove asbestos from our buildings or incur other substantial costs of environmental remediation.

Before consummating the acquisition of a particular piece of property, it is our policy to retain independent environmental consultants to conduct a thorough environmental review of the property to check for contaminants, including performing a Phase I environmental review. These assessments have included, among other things, a visual inspection of the properties and the surrounding area and a review of relevant federal, state and historical documents. To date, the assessments we have had done have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations as a whole, nor are we aware of any material environmental liability of the types described. Nevertheless, it is possible that the assessments we commissioned do not reveal all environmental liabilities or that there are material environmental liabilities of which we are currently unaware. There can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability or that the current environmental condition of our properties will not be affected by tenants, by the condition of land or operations in the vicinity of those properties, or by unrelated third parties. We have not been notified by any governmental authority, and are not otherwise aware of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our properties. There can be no assurance that federal, state and local agencies or private plaintiffs will not bring these types of actions in the future, or that those actions, if adversely resolved, would not have a material adverse effect on our business, financial condition and results of operations.

We may incur unanticipated expenses relating to laws benefiting disabled persons.

The Americans with Disabilities Act, or the ADA, generally requires that public accommodations such as hotels and office buildings be accessible to disabled people. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. If, however, our properties are not in compliance with the ADA, the U.S. federal government could fine us or private litigants could be awarded money damages. If we are required to make substantial alterations to one or more of our properties, our results of operations could be materially adversely affected.

We may incur significant costs complying with laws, regulations and covenants that are applicable to our properties and operations.

The properties in our portfolio and our operations are subject to various covenants and federal, state and local laws and regulatory requirements, including permitting and licensing requirements. Such laws and regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic, asbestos-cleanup or hazardous material abatement requirements. There can be no assurance that existing laws and regulations will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that increase such delays or result in additional costs. Our failure to obtain required permits, licenses and zoning relief or to comply with applicable laws could have a material adverse effect on our business, financial condition and results of operations.

Our property insurance coverages are limited and any uninsured losses could cause us to lose part or all of our investment in our insured properties.

We carry comprehensive general liability coverage and umbrella coverage on all of our properties with limits of liability which we deem adequate and appropriate under the circumstances (subject to deductibles) to insure against liability claims and provide for the cost of legal defense. There are, however, certain types of extraordinary losses that may be either uninsurable, or that are not generally insured because it is not economically feasible to insure against those losses. Should any uninsured loss occur, we could lose our investment in, and anticipated revenues from, a property, which loss or losses could have a material adverse effect on our operations. Currently, we also insure some of our properties for loss caused by earthquake in levels we deem appropriate and, where we believe necessary, for loss caused by flood. We cannot be sure that the occurrence of an earthquake, flood or other natural disaster will not have a materially adverse effect on our business, financial condition and results of operations.

Risks Related to Our Company

If we are unable to raise additional debt and equity capital, our results of operations could suffer.

We depend upon third-party equity and debt financings to acquire properties through our investment business, which is a key driver of future growth. We estimate that in the next 12 to 18 months our acquisition plan will require between approximately $650 million and $1.3 billion in third-party equity and between approximately $1.3 billion and $2.6 billion in third-party debt. We expect to obtain debt financing from seller financing, the assumption of existing loans, government agencies and financial institutions. We expect to obtain equity financing from separate account investors and fund investors, which include pension funds, family offices, financial institutions, endowments and money managers. Our access to capital funding is uncertain. The current global economic crisis has resulted in a severe tightening of the credit markets as well as other sources of capital. Our inability to raise additional capital on terms reasonably acceptable to us could jeopardize the future success of our business.

The loss of one or more key personnel could have a material adverse effect on our operations.

Our continued success is dependent to a significant degree upon the efforts of our senior executives, who have each been essential to our business. Certain of our executives have employment contracts with us that are renewable annually. The departure of all or any of our executives for whatever reason or the inability of all or any of them to continue to serve in their present capacities or our inability to attract and retain other qualified personnel could have a material adverse effect upon our business, financial condition and results of operations. Our executives have built highly regarded reputations in the real estate industry. Our executives attract business opportunities and assist both in negotiations with lenders and potential joint venture partners and in the representation of large and institutional clients. If we lost their services, our relationships with lenders, joint ventures and clients would diminish significantly.

In addition, certain of our officers have strong regional reputations and they aid in attracting and identifying opportunities and negotiating for us and on behalf of our clients. In particular, we view the establishment and maintenance of strong relationships through certain officers as critical to our success in the Japanese market. As we continue to grow, our success will be largely dependent upon our ability to attract and retain qualified personnel in all areas of business. We cannot be sure that we will be able to continue to hire and retain a sufficient number of qualified personnel to support or keep pace with planned growth.

Our revenues and earnings may be materially and adversely affected by fluctuations in foreign currency exchange rates due to our international operations.

Our revenues from non-U.S. operations have been primarily denominated in the local currency where the associated revenues were earned. Thus, we may experience significant fluctuations in revenues and earnings because of corresponding fluctuations in foreign currency exchange rates. To date, our foreign currency exposure has been limited to the Japanese Yen. Due to the constantly changing currency exposures to which we will be subject and the volatility of currency exchange rates, there can be no assurance that we will not experience currency losses in the future, nor can we predict the effect of exchange rate fluctuations upon future operating results. Our management may decide to use currency hedging instruments from time to time including foreign currency forward contracts, purchased currency options (where applicable) and foreign currency borrowings. The economic risks associated with these hedging instruments include unexpected fluctuations in inflation rates, which could impact cash flow relative to paying down debt, and unexpected changes in our underlying net asset position. There can be no assurance that any hedging will be effective.

Our operating results are subject to significant volatility from quarter to quarter as a result of the varied timing and magnitude of our strategic acquisitions and dispositions.

We have experienced a fluctuation in our financial performance from quarter to quarter due in part to the significance of revenues from the sales of real estate on overall performance. The timing of purchases and sales of our real estate investments has varied, and will continue to vary, widely from quarter to quarter due to variability in market opportunities, changes in interest rates, and the overall demand for residential and commercial real estate, among other things. While these factors have contributed to us experiencing increased operating income and earnings in the fourth quarter in past years, there can be no assurance that we will continue to perform better in the fourth quarter.

In addition, the timing and magnitude of brokerage commissions paid to us may vary widely from quarter to quarter depending upon overall activity in the general real estate market and the nature of our brokerage assignments, among other things.

We have in the past and may continue in the future to incur significant amounts of debt to finance acquisitions, which could negatively affect our cash flows and subject our properties or other assets to the risk of foreclosure.

We have historically financed new acquisitions and property purchases with cash derived from secured and unsecured loans and lines of credit. For instance, we typically purchase real property with loans secured by a mortgage on the property acquired. We anticipate continuing this trend. We do not have a policy limiting the amount of debt that we may incur. Accordingly, our management and board of directors have discretion to increase the amount of our outstanding debt at any time. We could become more highly leveraged, resulting in an increase in debt service costs that could adversely affect results of operations and increase the risk of default on debt.

Much of our debt bears interest at variable rates. As a result, we are subject to fluctuating interest rates that may impact, adversely or otherwise, results of operations and cash flows. We may be subject to risks normally associated with debt financing, including the risk that cash flow will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness on our properties will not be able to be refinanced or that the terms of available new financing will not be as favorable as the terms of existing indebtedness. If we are unable to satisfy the obligations owed to any lender with a lien on one of our properties, the lender could foreclose on the real property or other assets securing the loan and we would lose that property or asset. The loss of any property or asset to foreclosure could have a material adverse effect on our business, financial condition and results of operations.

Our debt obligations impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.

Our debt obligations impose, and future debt obligations may impose, significant operating and financial restrictions on us. These restrictions limit or prohibit, among other things, our ability to:

•	incur additional indebtedness;

•	repay indebtedness (including the notes) prior to stated maturities;

•	pay dividends on, redeem or repurchase our stock or make other distributions;

•	make acquisitions or investments;

•	create or incur liens;

•	transfer or sell certain assets or merge or consolidate with or into other companies;

•	enter into certain transactions with affiliates;

•	sell stock in our subsidiaries;

•	restrict dividends, distributions or other payments from our subsidiaries; and

•	otherwise conduct necessary corporate activities.

In addition, our senior secured and one of our unsecured credit facilities require us to maintain compliance with specified financial covenants.

These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. Acceleration of our other indebtedness could result in a default under the terms of the indenture governing the notes.

We have guaranteed a number of loans in connection with various joint venture partnerships which may result in us being obligated to make substantial payments.

We have provided guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $35 million at December 31, 2009. The guarantees expire by the year end of 2011 and our performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sales proceeds of the property. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.

We may incur expenses associated with defending law suits filed by former holders of Kennedy-Wilson, Inc. stock.

On November 13, 2009, our wholly owned subsidiary, KW Merger Sub Corp., merged with and into Kennedy-Wilson, Inc. Prior to the merger, a small percentage of Kennedy-Wilson, Inc.’s outstanding common stock was owned by holders who were not known to our management. If one or more of these holders were to bring a claim alleging that members of Kennedy-Wilson, Inc.’s board of directors breached their fiduciary duties in connection with approving the merger, we would incur costs defending and/or settling such claim.

Risks Related to Ownership of Our Common Stock

Our directors and officers and their affiliates are significant stockholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to stockholders for approval and which influence may be in conflict with our interests and the interests of our other stockholders.

As of November 14, 2009, our directors and executive officers and their respective affiliates owned an aggregate of approximately 51.3% of the outstanding shares of our common stock. Our directors and executive officers and their respective affiliates also hold warrants which, if exercised, will give them greater control of us. These stockholders will have significant influence over the outcome of all matters submitted for stockholder approval, including the election of our directors and other corporate actions. In addition, such influence by one or more of these affiliates could have the effect of discouraging others from attempting to purchase or take us over and/or reducing the market price offered for our common stock in such an event.

We may issue additional equity securities which may dilute your interest in us.

In order to expand our business, we may consider offering and issuing additional equity or equity-based securities. Holders of our securities may experience a dilution in the net tangible book value per share held by them if this occurs. The number of shares that we may issue for cash without stockholder approval will be limited by the rules of the American Stock Exchange or other exchange on which our securities are listed. However, there are generally exceptions which allow companies to issue a limited number of equity securities without stockholder approval which would dilute your ownership.

The ownership interest of our current stockholders will be substantially diluted if the Guardian Note is converted.

In connection with our merger with Kennedy-Wilson, Inc., a convertible subordinated note with a principal amount of $30 million that was issued by Kennedy-Wilson, Inc. to Guardian Life Insurance Company of America (“Guardian”) in November 2008 (the “Guardian Note”) became convertible into shares of our common stock pursuant to the terms of the Guardian Note. The Guardian Note bears interest at a fixed rate of 7% payable quarterly and the outstanding balance of the Guardian Note is due on November 3, 2018. Guardian has the option to convert, in whole or in part, the outstanding principal balance and accrued interest of the Guardian Note into common stock at a conversion price of $9.86 per share any time prior to May 3, 2017. As of February 3, 2010, the outstanding principal balance and accrued interest of the Guardian Note were $30 million and $0, respectively. As of February 3, 2010 the estimated number of shares of common stock into which the Guardian Note will be convertible is 3,042,446. To the extent the Guardian Note is converted, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares of common stock eligible for resale into the public market. Sales of such shares of common stock could adversely affect the market price of our common stock.

If the benefits of our merger with Kennedy-Wilson, Inc. do not meet the expectations of financial or industry analysts, the market price of our common stock may decline.

The market price of our common stock may decline as a result of the merger if:

•	we do not achieve the perceived benefits of the merger as rapidly, or to the extent anticipated by, financial or industry analysts; or

•	the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts.

Accordingly, our stockholders may experience a loss as a result of a decline in the market price of our common stock. In addition, a decline in the market price of our common stock could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

The price of our common stock may be volatile.

The price of our common stock may be volatile due to factors such as:

•	changes in real estate prices;

•	actual or anticipated fluctuations in our quarterly and annual results and those of our publicly held competitors;

•	mergers and strategic alliances among any real estate companies;

•	market conditions in the industry;

•	changes in government regulation and taxes;

•	shortfalls in our operating results from levels forecasted by securities analysts;

•	investor sentiment toward the stock of real estate companies in general;

•	announcements concerning us or our competitors; and

•	the general state of the securities markets.

Kennedy-Wilson, Inc. has not recently operated as a “reporting company.” Fulfilling our obligations as a “reporting company” going forward will be expensive and time consuming.

Kennedy-Wilson, Inc. has not been a public reporting company since 2004 and since that time has not been required to document and assess the effectiveness of its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Although we have maintained disclosure controls and procedures and internal control over financial reporting as required under the federal securities laws with respect to our activities, Kennedy-Wilson, Inc. has not been required to establish and maintain such disclosure controls and procedures and internal controls over financial reporting which are required with respect to a public company with substantial operations. Under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, or the SEC, our management will be required to implement additional corporate governance practices and to adhere to a variety of reporting requirements and accounting rules. Compliance with these obligations will require significant time and resources from our management, finance and accounting staff and will significantly increase our legal, insurance and financial compliance costs. As a result of the increased costs associated with being a “reporting company,” Kennedy-Wilson, Inc.’s operating income as a percentage of revenue is likely to be lower.

Our common stock may be delisted, which could limit your ability to trade our common stock and subject us to additional trading restrictions.

As of March 15, 2010, our common stock and warrants were listed on NYSE AMEX, a national securities exchange. Our common stock has been approved for listing on the New York Stock Exchange and we expect that our common stock will commence trading on the New York Stock Exchange on or about March 19, 2010. We cannot assure you that our common stock will continue to be listed on the New York Stock Exchange in the future. If the New York Stock Exchange delists our common stock from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our common stock;

•	a limited amount of news and analyst coverage for our company;

•	a decreased ability for us to issue additional securities or obtain additional financing in the future; and

•	limited liquidity for our stockholders due to thin trading.

Our warrants currently do not have a sufficient number of warrantholders to meet applicable continued listing requirements and are expected to be quoted on the Pink Sheets following the delisting from the NYSE

AMEX so long as market makers demonstrate an interest in trading in our warrants. No assurance can be given that the market makers will continue to make a market in our warrants.

Our staggered board may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders and certain anti-takeover provisions in our organizational documents may discourage a change in control.

Our second amended and restated certificate of incorporation provides for our board of directors to be divided into three classes, each of which generally serves for a term of three years with only one class of directors being elected in each year. As a result, at any annual meeting only a minority of the board of directors will be considered for election. Since this “staggered board” would prevent our stockholders from replacing a majority of our board of directors at any annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Additionally, certain provisions of our second amended and restated certificate of incorporation and our amended and restated bylaws may have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by stockholders.

In addition, Section 203 of the Delaware General Corporation Law, or DGCL, may, under certain circumstances, make it more difficult for a person who would be an “interested stockholder,” which is defined generally as a person with 15% or more of a corporation’s outstanding voting stock, to effect a “business combination” with the corporation for a three-year period. A “business combination” is defined generally as mergers, consolidations and certain other transactions, including sales, leases or other dispositions of assets with an aggregate market value equal to 10% or more of the aggregate market value of the corporation.

These anti-takeover provisions could make it more difficult for a third-party to acquire us, even if the third-party’s offer may be considered beneficial by many stockholders. As a result, stockholders may be limited in their ability to obtain a premium for their shares.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our corporate headquarters is located in Beverly Hills, California. We also have 21 other offices throughout the U.S., including our disaster recovery office in Austin, Texas, and one office in Japan. The Beverly Hills office operates as the main investment and asset management center for us in the United States, while the Japan office is the main investment and asset management center for the Japanese operations. The remaining office locations primarily operate as property management satellites. In general, we lease all of our offices. In addition, we have on-site property management offices located within properties that we manage. The most significant terms of the leasing arrangements for our offices are the length of the lease and the rent. Our leases have terms varying in duration. The rent payable under our office leases vary significantly from location to location as a result of differences in prevailing commercial real estate rates in different geographic locations. Our management believes that except as provided below, no single office lease is material to our business, results of operations or financial condition. In addition, our management believes there is adequate alternative office space available at acceptable rental rates to meet our needs, although adverse movements in rental rates in some markets may negatively affect our profits in those markets when we enter into new leases.

The following table sets forth certain information regarding our corporate headquarters and regional office located in Austin, Texas.

Location	Use	Approximate Square Footage	Lease Expiration
Beverly Hills, CA	Corporate Headquarters	16,000	12/31/2016
Austin, TX	Regional Office; Disaster Recovery Office	6,864	3/31/2012

Item 3.	Legal Proceedings

We may be involved in various legal proceedings arising in the ordinary course of business, none of which is material to our business. From time to time, our real estate management division is named in “slip and fall” type litigation relating to buildings we manage. Our standard management agreement contains an indemnity provision whereby the building owner indemnifies and agrees to defend its real estate management division against such claims. In such cases, we are defended by the building owner’s liability insurer.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our warrants and common stock have traded on NYSE AMEX since December 3, 2007 under the symbol “KWIC”. Our common stock has been approved for listing on the New York Stock Exchange under the symbol “KW” and we expect that our common stock will commence trading on the New York Stock Exchange on or about March 19, 2010. Our warrants currently do not have a sufficient number of warrantholders to meet applicable continued listing requirements and are expected to be quoted on the Pink Sheets following the delisting from the NYSE AMEX so long as market makers demonstrate an interest in trading in our warrants. No assurance can be given that the market makers will continue to make a market in our warrants. Each warrant entitles the holder to purchase one share of its common stock at an exercise price of $12.50. Our warrants will expire at 5:00 p.m., New York City time, on November 14, 2013, or earlier upon redemption.

The following table sets forth, for the calendar quarter indicated, the high and low closing sales prices per warrant and share of common stock, respectively, as reported on NYSE AMEX. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended	Warrants		Common Stock
	High	Low	High	Low
2009
First Quarter	$0.07	$0.03	$9.46	$9.20
Second Quarter	$0.17	$0.03	$9.67	$9.49
Third Quarter	$0.63	$0.06	$9.94	$9.67
Fourth Quarter	$1.05	$0.45	$10.25	$8.85

2008
First Quarter	$0.85	$0.38	$9.20	$8.97
Second Quarter	$0.45	$0.30	$9.31	$9.05
Third Quarter	$0.41	$0.20	$9.50	$9.01
Fourth Quarter	$0.25	$0.05	$9.15	$8.56

Holders

As of March 10, 2010, we had 43 holders of record of our common stock and six holders of record of our warrants.

Dividends

We have not paid any dividends on our common stock to date. The payment of any dividends is within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors currently does not anticipate declaring any dividends in the foreseeable future.

Equity Compensation Plan Information

See Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph

The graph below compares the cumulative total return of our common stock from December 3, 2007, the date that our common stock first became tradable separately, through December 31, 2009, with the comparable cumulative return of companies comprising the S&P 500 Index and a peer issuer selected by us. The peer issuer is a company in the real estate services and investment industry. As a result, the performance of our common stock relative to the performance of the common stock of the peer issuer prior to November 13, 2009, may not be representative of future results. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index and a peer issuer selected by us over the indicated time periods, and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Note:	The peer, CB Richard Ellis, is comparable beginning November 13, 2009.

Purchases of Equity Securities by the Company and Affiliated Purchasers in the Fourth Quarter of 2009

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased under the Plans or Programs
November 1 to November 30	10,966,171	(1)	$9.95	(2)	10,276,571	$—

(1)	Includes: (a) 9,492,397 shares of common stock purchased by us as publicly announced by us on November 11 and 12, 2009; (b) 784,174 shares of common stock purchased by Victory Park Capital Advisors, LLC for prices not to exceed $0.04 per share above the market price as publicly announced by us on November 11, 2009; (c) 134,600 shares of common stock purchased by certain of our former officers, directors and sponsors in open market transactions; and (d) 555,000 shares of common stock purchased by certain of our current officers and directors in open market transactions.
(2)	Excludes open market transactions made by Victory Park Capital Advisors, LLC and our current and former affiliates.

Item 6.	Selected Financial Data

The following tables summarize our selected historical consolidated financial information. This information was derived from our audited financial statements for each of the years ended December 31, 2009, 2008, 2007, 2006 and 2005. This information is only a summary. You should read this information together in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this document.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Statements of operations data:
Revenue	$86,235,000	$32,225,000	$33,393,000	$26,498,000	$41,753,000
Merger-related operating expenses	16,120,000	—	—	—	—
Other operating expenses	78,752,000	32,571,000	43,180,000	34,606,000	57,356,000
Equity in joint venture income	8,019,000	10,097,000	27,433,000	14,689,000	35,855,000
(Loss) income from continuing operations	(9,657,000)	667,000	9,037,000	6,541,000	10,990,000
(Loss) earnings per share from continuing operations	$(0.36)	$0.03	$0.47	$0.36	$0.20

	As of December 31,
	2009	2008	2007	2006	2005
Balance sheet data:
Cash and cash equivalents	$57,784,000	$25,831,000	$24,248,000	$15,332,000	19,424,000
Investments in real estate and joint ventures	228,305,000	190,915,000	80,026,000	57,744,000	36,847,000
Total assets	336,257,000	255,883,000	145,814,000	107,746,000	93,461,000
Debt	127,573,000	131,423,000	65,084,000	40,517,000	33,746,000
Kennedy-Wilson equity	177,314,000	105,551,000	56,857,000	49,447,000	42,120,000
Total equity	179,336,000	105,802,000	57,076,000	49,603,000	42,120,000

Business Combination

See Note 3 of our Notes to the Consolidated Financial Statements for discussion of the business combination (the Merger) that occurred during the year ended December 31, 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGLIGHTED ITEMS NEED UPDATES

The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See the section entitled “Forward-Looking Statements” on page 15 for more information. Actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed in “Risk Factors” on page 11 and elsewhere in this report.

In the interest of providing a more complete presentation of our financial performance since inception, this discussion and analysis includes comparisons of our consolidated financial results period from 2007 through 2009.

Overview

We are a diversified, international real estate company that provides investment and real estate services. We have grown from an auction business in one office into a vertically-integrated operating company with over 300 professionals in 22 offices throughout the U.S. and Japan. We are an industry leader, currently owning real estate (through our closed-end funds, joint ventures, and wholly and majority owned entities) and managing over 40 million square feet of residential, multifamily and commercial real estate, including 10,000 apartment units, throughout the U.S. and Japan. Our operations are defined by two core business units: KW Investments and KW Services.

On November 13, 2009, the stockholders of Prospect approved a merger with KWI, whereby KWI became a wholly-owned subsidiary of Prospect, which was renamed Kennedy-Wilson Holdings, Inc. (the “Merger”). The directors and officers of KWI immediately before the Merger became our directors and officers, except that one of the KWI directors immediately before the Merger resigned and was replaced by a director from Prospect.

Pursuant to the Merger agreement, common stockholders of KWI received as consideration 20,401,018 shares of Prospect’s common stock and preferred stockholders of KWI received as consideration 5,598,982 shares of Prospect’s common stock, for an aggregate consideration of 26 million shares of Prospect common stock. In addition, 2,475,000 shares of Prospect common stock were reserved for issuance to our employees, nonemployees and management pursuant to an equity compensation plan adopted by Prospect’s board of directors and approved by Prospect’s stockholders on November 13, 2009. In connection with the Merger noted below, the assets, liabilities and results of operations of Kennedy-Wilson, Inc. (“KWI”) have become the historical financial statements of Prospect and, accordingly, KWI’s operations for the full year ended December 31, 2007 have been included.

When reading our financial statements and the information included in this section, it should be considered that we have experienced, and continue to experience, the same material trends that have affected the nation, and therefore, our operations and financial condition. It is, therefore, a challenge to predict our future performance based on our historical results, but we believe that the following material trends assist in understanding the variability of our historical earnings and cash flows and the potential for the future:

Unless specifically noted otherwise, as used throughout this Management’s Discussion and Analysis section, “we,” “our,” or “us” refers to the business, operations and financial results of Kennedy-Wilson, Inc. prior to, and Kennedy-Wilson Holdings, Inc. subsequent to, the closing of the Merger as the context requires. “Prospect” refers to the operations or financial results of Prospect Acquisition Corp. prior to the closing of the Merger.

Macroeconomic Conditions

Our business is closely tied to general economic conditions and the real estate industry. As a result, our economic performance, the value of our real estate and real estate secured notes, and our ability to implement our business strategies may be affected by changes in national and local economic conditions. The condition of the real estate markets in which we operate tends to be cyclical and is related to the condition of the economy in the U.S. and Japan as a whole and to the perceptions of investors of the overall economic outlook. Rising interest rates, declining demand for real estate or periods of general economic slowdown or recession have had a direct negative impact on the real estate market in the past and a recurrence of these conditions in the U.S. or a deeper recession in Japan could result in a reduction in our revenues. In addition, the economic condition of each local market where we operate may be dependent on one or more industries.

We have experienced in past years, are currently experiencing, and expect in the future to be negatively impacted by, periods of economic slowdown or recession, and corresponding declines in the demand for real estate and related services, within the markets in which we operate. The current economic recession has been extraordinary for its worldwide scope, its severity and its impact on major financial institutions, among other aspects. The current recession and the downturn in the real estate market has resulted in and/or may result in: a general decline in rents due to defaulting tenants or less favorable terms for renewed or new leases; fewer purchases and sales of properties by clients, resulting in a decrease in property management fees and brokerage commissions; a decline in actual and projected sale prices of our properties resulting in lower returns on the properties in which we have invested; higher interest rates, higher loan costs, less desirable loan terms and a reduction in the availability of mortgage loans and mezzanine financing, all of which could increase costs and could limit our ability to acquire additional real estate assets; and a decrease in the availability of lines of credit and other sources of capital used to purchase real estate investments and distressed notes.

Beginning in 2003, economic conditions in the United States rebounded from the economic downturn in 2001 and 2002. The recovery, which positively impacted the commercial and residential real estate markets generally, continued through the second quarter of 2007, helping to improve the revenue in our services segment, particularly leasing and brokerage revenue. Improved economic conditions also resulted in a general increase in transaction activity, higher occupancy levels, rental rates, and property values, helping to increase the income in the our investments segment as several of our real estate investments were sold.

Since the third quarter of 2007, U.S. economic activity has progressively weakened due initially to stresses in the residential housing and financial sectors and the impact of sharply higher energy costs. The weakening economic activity developed into a recession, affecting all segments of the economy, in early 2008, as both consumer and business spending dropped. This weakening economic activity, coupled with capital market stresses, led to a global financial disruption in the third quarter of 2008, the consequences of which have continued through the end of 2009. This disruption caused credit markets to freeze up, investors to become more risk averse and assets of all types, from the riskiest to the most secure, to lose value. These conditions also caused the economy to contract further and job losses to accelerate throughout 2008 and 2009. This has resulted in a decline in leasing activity and space absorption, rising vacancy rates and decreasing rents across the United States, which in turn, has reduced our services revenue, particularly leasing and brokerage revenue. Investment sales activity in the United States has been falling sharply from peak levels in 2007 and has continued to decline through the end of 2009. This decline is the result of an absence of debt financing, weakening property fundamentals, and the re-pricing of risk in the face of economic and market uncertainty. The deteriorating conditions adversely affected our investments segment throughout 2008 and 2009 as property values decreased sharply and disposition opportunities were markedly reduced.

The current economic downturn has also significantly affected countries throughout Asia, including Japan. The worldwide recession has led to falling stock prices and asset values in Asia and reduced economic growth prospects in Asia. Several property markets in Asia have been affected by real estate developments that resulted in an oversupply of completed or partially completed space. Property prices have fallen along with prices of other investments and asset values. These conditions have resulted in a decline in our investment sales and investment activities in Japan beginning in late 2008 and continuing through the end of 2009.

A rebound of our services and investments segments are expected, but contingent on, among other things, the U.S. and Japanese economies resuming their growth and credit markets attaining stability and predictability over a sustained period. We are sensitive to the challenges of the current economic climate and as a vertically intergraded company, we have the in-house expertise and skill sets to navigate through these challenging times by taking advantage of opportunities in real estate and the capital markets. We have been implementing and continue to implement cost-savings measures across our business lines to maximize our competitive position.

International Operations

We have made investments in Asia, particularly in Japan, and plan to expand our operations and investments in Japan and selected markets throughout Asia in the future. If we are successful in implementing this strategy, the increased scope of our international operations may lead to more volatile financial results and difficulties in managing our businesses. This volatility and difficulty could be caused by, among other things, the following: currency fluctuations, restrictions and problems relating to the repatriation of profits; difficulties and costs of staffing and managing international operations; the burden of complying with multiple and potentially conflicting laws; laws restricting foreign companies from conducting business and unexpected changes in regulatory requirements; the impact of different business cycles and economic instability; political instability and civil unrest; greater difficulty in perfecting our security interests, collecting accounts receivable, foreclosing on security and protecting our interests as a creditor in bankruptcies in certain geographic regions; potentially adverse tax consequences; share ownership restrictions on foreign operations; Japanese property and income taxes, tax withholdings and tariffs; and geographic, time zone, language and cultural differences between personnel in different areas of the world.

Our revenues from non-U.S. operations have been primarily denominated in the local currency where the associated revenues were earned. Thus, we may experience significant fluctuations in revenues and earnings because of corresponding fluctuations in foreign currency exchange rates. To date, our foreign currency exposure has been limited to the Japanese Yen. Due to the constantly changing currency exposures to which we will be subject and the volatility of currency exchange rates, there can be no assurance that we will not experience currency losses in the future, nor can we predict the effect of exchange rate fluctuations upon future operating results. Our management may decide to use currency hedging instruments from time to time including foreign currency forward contracts, purchased currency options (where applicable) and foreign currency borrowings. The economic risks associated with these hedging instruments include unexpected fluctuations in inflation rates, which could impact cash flow relative to paying down debt, and unexpected changes in our underlying net asset position. There can be no assurance that any hedging will be effective.

Acquisitions, Dispositions, and Financings

Acquisitions

During the year ended December 31, 2009, we completed the following acquisition transactions:

•

In December 2009 we purchased a discounted non-performing note on a condominium project and adjacent land in Costa Mesa, California. The unpaid principal balance on the note was $19.5 million at the time of acquisition.

•	In June 2009, we acquired 149 condominium units for $33.5 million in a renovated condominium tower in Los Angeles, California.

Dispositions

During the year ended December 31, 2009, we completed the following disposition transactions:

•

In May 2009, we sold a multifamily property in Napa, California to KW Property Fund III for a net gain of $0.5 million. The property was originally owned in a joint venture partnership between us and Hanover Financial. In December 2008, we acquired Hanover’s interest in the property.

•	In March 2009, we sold 136 vacant, finished lots in Lancaster, California for $6.3 million to KW Property Fund III. The lots are planned for single family detached homes.

•	During 2009, we sold 138 of the 149 condominium units that were acquired in June 2009. The net gain generated on the sales after expenses was $16.5 million.

Financings

•

During 2009, we entered into a $28 million loan agreement with Pacific Western Bank. Principal and interest are payable monthly. The agreement calls for 59 monthly payments of principal in the amount of $467,000 and bears interest at the lender’s base rate, which was 4% at December 31, 2009. The note can be prepaid at any time without a prepayment penalty.

•

During 2008, before preferred shares were converted to common shares and the shares were recast to match the presentation of Prospect in connection with the Merger, we issued 53,000 shares of Series A Preferred Stock (the “preferred stock”). The proceeds from the issuance of the preferred stock were $52,354,000, net of expenses related to the offering totaling $646,000. The holders of the preferred stock were entitled to receive dividends quarterly at a per annum rate equal to 7% of the liquidation value of $1,000 per share. The preferred stock had conversion price of $42 per share. In connection with the Merger the preferred stock was converted to common stock and the executed conversion price was changed to $36 per share. The change in conversion price resulted in the issuance of additional shares to pre-Merger preferred shareholders in the amount of $7,879,000. In addition, cash dividend payments to pre-Merger preferred shareholders for the years ended December 31, 2009 and 2008 of $3,235,000 and $2,264,000, respectively.

•

We have entered into a loan agreement with US Bank and East-West Bank that provides us with an unsecured revolving credit facility for use in acquisitions and for working capital purposes in the amount of $30 million. The loan bears interest at a range of rates from prime to prime plus 0.50%, or, at the borrower’s option, LIBOR plus 2.50% to LIBOR plus 3.00%. During 2009, the average outstanding borrowings under the line of credit were $19.1 million with the high and low outstanding balances being $26.0 million and $10.0 million, respectively. During 2008, the average outstanding borrowings under the line of credit were $3.4 million with the high and low outstanding balances being $18.5 million and $0 million, respectively. The borrowings under this loan had interest rates ranging from 3.25% to 4.50% and 3.75% to 5.50% at December 31, 2009, and December 31, 2008, respectively. The principal amount outstanding under this loan was $10,000,000 at December 31, 2009 and $13,500,000 at December 31, 2008. The loan matures in June 2011.

•

In November 2008, we issued a convertible subordinated note with a principal amount of $30 million to Guardian. The note bears interest at a fixed rate of 7%. Interest is payable quarterly with the outstanding principal due in November 2018. The holder of the note may convert the note, in whole or in part, into common stock of ours at a conversion price of $10.52 per (as adjusted for the Merger) share of common stock at any time prior to the tenth anniversary of the original issue date of the note. On October 8, 2009, we and Guardian entered into a letter agreement pursuant to which the parties agreed to amend the Guardian Note, effective only if the Merger consummated, to change the conversion price to $9.86 per share and the expiration date for the conversion period to May 3, 2017. At any time on or after the ninth anniversary of the original issue date of the note and prior to the due date, we may demand that the holder of the note convert the note in accordance with the terms of the note.

•

In 2007, we issued junior subordinated debentures with an aggregate principal amount of $40 million. The debentures were issued to a trust established by us, which contemporaneously issued $40 million of trust preferred securities to Merrill Lynch International. The interest rate on the debentures is fixed for the first ten years at 9.06%, and variable thereafter at LIBOR plus 3.70%. Interest is payable quarterly with the principal due in 2037.

Critical Accounting Policies

Basis of Presentation—The consolidated financial statements include the accounts of ours and ourselves wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, we evaluate our relationships with other entities to identify whether they are variable interest entities as defined by FASB Accounting Standards Codification (ASC) Subtopic 810-10 and to assess whether we are the primary beneficiary of such entities. If the determination is made that we are the primary beneficiary, then that entity is consolidated in the consolidated financial statements. The ownership of the other interest holders of consolidated subsidiaries is reflected as noncontrolling interests.

Revenue Recognition—Management and leasing fees and commissions revenues are accounted for in accordance with the provisions of Revenue Recognition ASC Subtopic 605-10. Management fees for property and asset management are recognized over time as earned based upon the terms of the management agreement. Leasing fees that are payable upon tenant occupancy, payment of rent or other events beyond our control are recognized upon the occurrence of such events. In the case of real estate sales commissions, this generally occurs when escrow closes. In accordance with the guidelines established for Reporting Revenue Gross as a Principal versus Net as an Agent in the ASC Subtopic 605-45, we record commission revenues and expenses on a gross basis. Of the criteria listed in the Subtopic 605-45, we are the primary obligor in the transaction, do not have inventory risk, perform all, or part, of the service, have credit risk, and have wide latitude in establishing the price of services rendered and discretion in selection of agents and determination of service specifications.

Sales of real estate are recognized at the close of escrow when title to the real property passes to the buyer. We follow the requirements for profit recognition as set forth by the Sale of Real Estate ASC Subtopic 360-20.

Investments in Joint Ventures—We have a number of joint venture interests, generally ranging from 5% to 15% (but occasionally up to 50%), that were formed to acquire, manage, develop and/or sell real estate. Investments in joint ventures which we do not control are accounted for under the equity method of accounting as we can exercise significant influence, but do not have the ability to control the joint venture. An investment in joint ventures is recorded at its initial investment plus or minus our share of undistributed income or loss and less distributions. Declines in value of our investment in joint ventures that are other than temporary are recognized when evidence indicates that such a decline has occurred.

Profit on the sales of real estate held by joint ventures that have continuing involvement are deferred until such time that the continuing involvement has been resolved and all the risks and rewards of ownership have passed to the buyer. Profit on sales to joint ventures in which we retain an equity ownership interest results in partial sales treatment in accordance with the provisions of the Sale of Real Estate ASC Subtopic 360-20, thus deferring a portion of the gain on our continuing ownership percentage in the joint ventures.

One of our investments in joint ventures, KW Property Fund III, L.P. is, for GAAP purposes, an investment company under the AICPA Audit and Accounting Guide Investment Companies. Thus, the fund reflects its investments at fair value, with unrealized gains and losses resulting from changes in fair value reflected in earnings. We have retained the specialized accounting for the fund pursuant to Retention of Specialized Accounting for Investments in Consolidation ASC Subtopic 810-10 in recording our equity in joint venture income from the fund.

Fair Value Measurements—We account for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis under the provisions of ASC Subtopic 820-10. Subtopic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Goodwill—Goodwill results from the difference between the purchase price and the fair value of net assets acquired based upon the purchase method of accounting for business combinations. In accordance with Accounting for Goodwill ASC Subtopic 350-20, goodwill is no longer amortized, but instead is reviewed for impairment at least annually by our management. In testing for impairment in accordance with ASC Subtopic 350-20, goodwill is assigned to the reporting unit based upon the amount of goodwill generated at the time of acquisition of the businesses by the reporting unit. An earnings multiple appropriate to the respective reporting unit was applied to the cash basis net operating income of the reporting unit. This process enables a fair approximation of the reporting unit’s value, which is then compared to the net book value of the reporting unit. As a result of the evaluation performed of our goodwill as described above, we have determined that there was no goodwill impairment as of December 31, 2009, 2008 or 2007.

Long-Lived Assets—We review our long-lived assets (excluding goodwill) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Impairment of Long-Lived Assets ASC Subtopic 360-10. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Discontinued Operations—We present components as discontinued operations if the operations and cash flows of the component have been or will be eliminated from the ongoing operations in a disposal transaction where we will not have any significant continuing involvement in the operations of the component after the disposal transaction. A component comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of our company. Because each of our real estate assets generally constitutes a discrete subsidiary, many assets that we hold for sale in the ordinary course of business must be reported as a discontinued operation unless we have significant continuing involvement in the operations of the asset after its disposition. Furthermore, operating profits and losses on such assets are required to be recognized and reported as operating profits and losses on discontinued operations in the periods in which they occur. Interest expense is only allocated to discontinued operations to the extent that the interest is specific to the component.

Noncontrolling Interests—We account for Noncontrolling Interests in accordance with Noncontrolling Interests in Consolidated Financial Statements ASC Subtopic 810-10, which establishes accounting and reporting standards for a parent company’s noncontrolling interest in a subsidiary.

Share-Based Payment Arrangements—We account for our share-based payment arrangements under the provisions of Share-Based Payments ASC Subtopic 718-10. Compensation cost for employee services received in exchange for an award of equity instruments are based on the grant-date fair value of the share-based award that are ultimately settled in our equity. The costs of employee services are recognized over the period during which an employee provides service in exchange for the share-based payment award. Share-based payment arrangements that vest ratably over the requisite service period are recognized on the straight-line basis and performance awards that vest ratably are recognized on a tranche by tranche basis over the performance period. Unrecognized compensation costs for share-based payment arrangements that have been modified are recognized over the original service or performance period.

Fair Value Option—We account for financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with changes in fair value reported in earnings in accordance with the provisions of Fair Value Measurements and Disclosures ASC Subtopic 820-10.

Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In accordance with Accounting for Uncertainty in Income Taxes FASB Codification Subtopic 605-15, we recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record interest related to unrecognized tax benefits in interest expense and penalties in selling, general, and administrative expenses.

Results of Operations

The following compares results of operations for the years ended December 31, 2009 and December 31, 2008 and years ended December 31, 2008 and December 31, 2007.

Our Consolidated Financial Results and Comparison of the years ended December 31, 2009 and 2008

Notwithstanding the current disarray in the capital markets, especially the debt and equity markets that most significantly affect real estate, we are uniquely positioned because we are a full service real estate operating company with the ability to take advantage of the opportunities arising from the current economic difficulties that affect real estate. In 2009, the general shortage of available equity and debt was overcome through our extensive relationships in the capital markets that allowed us to place debt for those properties that met our criteria as appropriate and potentially profit producing investments. This ability to properly provide for the capitalization of investments and our extensive relationships in the real estate markets, enables us to acquire well located, income producing properties that are not distressed from owners that have distressed financial positions. Current economic conditions have not only made available to our company excellent buying opportunities but also have provided additional opportunities for our real estate service groups such as our auction group and our asset and property management divisions where experience and professional excellence is being sought by distressed real estate owners. We are sensitive to the challenges of the current economic climate and as a vertically integrated company, we have the in-house expertise and skill sets to navigate through these challenging times by taking advantage of opportunities in real estate and the capital markets. We have been implementing and continue to implement cost-savings measures across our business lines to maximize our competitive position.

Our revenues for the year ended December 31, 2009 and 2008 were $86.2 million and $32.2 million, respectively. Total operating expenses for the same periods were $93.7 million and $32.6 million, respectively. Net loss attributable to our common stockholders was $15.3 million in 2009 compared to net income of $0.6 million attributable to our common stockholders in 2008.

Revenues

Services Segment Revenues

For 2009, management and leasing generated revenues of $19.2 million (including related party fees of $10.1 million), representing 71% of our total revenue (not including sales of real estate), compared to approximately $19.1 million (including approximately $8.4 million in related party fees) and 59% of total revenue in 2008. Comparing the two years, management and leasing fees increased 1% which is due to increased asset management fees associated with new KW Funds and separate accounts. Management and leasing fees include asset management, construction management, leasing services, engineering and other services to property owners.

Commissions revenues in 2009 decreased to $4.9 million (including approximately $0.7 million in related party fees), representing 18% of total revenues (not including sales of real estate), compared to commission revenues in 2008 of $10.2 million (including related party fees of approximately $4.3 million). Acquisition fees decreased $4.3 million in 2009 as compared to 2008. The decrease can be attributed primarily to the current disarray in the debt and equity markets, which has caused a reduction in the acquisition of commercial and apartment properties and the related commissions and other acquisition fees revenue. Our brokerage activities provide clients and our company with development and implementation of marketing plans, sealed bid auctions and open bid auctions.

Investments Segment Revenues

Rental income decreased 8% to $2.7 million in 2009 from $3.0 million in 2008. Rental income includes rental and other income from properties in which we hold a controlling interest. The decrease can be primarily attributed to the downtown in the economy and the rental markets.

Sale of real estate in 2009 produced gross revenue of $59.4 million related to the sale of condominium units and land in southern California.

Operating Expenses

Operating expenses in 2009 were approximately $52.9 million (not including cost of real estate sold), representing a $20.4 million increase over 2008. This increase was primarily due to $12.5 million of merger related costs.

Services Segment Operating Expenses

Commissions and marketing expenses increased to $3.4 million in 2009 from $2.8 million in 2008. The increase in commission expense corresponds to the higher percentage of auction fees in commission revenues in 2009 compared to 2008, which incur the majority of commission expenses. As noted above, commission revenue for 2008 included a greater component of acquisition fees, which incur a relatively minor portion of expenses. In addition, larger broker fees were paid to outside brokerage firms in 2009.

Compensation and related expenses were approximately $24.8 million in 2009, up 16% from $21.3 million in 2008. The increase is primarily due to amortization of the KWI 2009 Stock Option Plan and its replacement plan, the 2009 Equity Participation Plan. This increase was offset by a decrease in bonuses due to the decline in operating results as well as the reduction of staff in 2009.

General and administrative expenses were $6.4 million in 2009, an increase of 5% from $6.1 million in 2008.

Investments Segment Operating Expenses

Rental operating expenses in 2009 and 2008 were approximately $1.1 million and $1.5 million, respectively, a decrease of 21% from 2008 to 2009. Rental operating expense includes operating expenses from properties, in which we hold a controlling interest. The decrease can be attributed to the sale of two properties in southern California in 2009.

Cost of real estate sold was $41.9 million in 2009 and relates to the disposition of condominium units and land in southern California. Cost of real estate sold was zero in 2008 as we did not recognize any sales on consolidated real estate.

Other Operating Expenses

Merger related expenses were $16.1 million in 2009, $12.5 million related to compensation and related expenses and $3.6 million related to general and administrative expenses. These are costs incurred in connection with the Merger.

Depreciation and amortization expense increased to $1.1 million in 2009, a 22% decrease from $0.9 million in 2008. The change was primarily due to the sale of an office building in southern California in 2008 and a full year of depreciation in 2009 from an apartment building in central California versus ten months in 2008.

Investments Segment Equity in Joint Venture Income

Investments in joint ventures generated income of $8.0 million in 2009, a decrease of 21% from income of $10.1 million recorded in 2008, due primarily to fair value gain of $5.9 million recognized in 2008.

Non-Operating Items

Interest and other income was $0.5 million in 2009, compared to $0.6 million in 2008. The change was due to lower interest income on bank and escrow deposits, which resulted from decrease in interest rates. In addition, a note receivable was paid off in the first half of 2008.

Interest expense was $13.2 million in 2009, an increase of 53% compared to $8.6 million for in 2008. The increase was due to interest expense on the debt incurred for the condominium project acquisition, a full year of interest on the central California apartment project, and the debt service on the $30 million subordinate convertible loan originated in November 2008.

Other than temporary impairment on available-for-sale security of $0.3 million in 2009 represents a decrease of 26% from $0.4 million in 2008. This amount represents the write-down of the value of a stock investment.

The benefit from income taxes was approximately $4.0 million in 2009, compared to the income tax provision of approximately $0.6 million in 2008. The change was due to decrease in income before provision for income taxes.

Net income of approximately $5.7 million attributable to a non-controlling interest in three properties was recognized in 2009 compared to net income of $0.1 million in 2008. The increase is primarily due to the allocation to the noncontrolling interest in the income related to the sale of the Mercury condominium units.

Our Consolidated Financial Results and Comparison of years ended December 31, 2008 and 2007

Our revenues for the year ended December 31, 2008 and the year ended December 31, 2007 were $32.2 million and $33.4 million, respectively. Total operating expenses for the same periods were $32.6 million and $43.2 million, respectively. Operating income included equity in income of joint ventures of $10.1 million for 2008 and $27.4 million for 2007. Net income attributable to our common stockholders in 2008 was $0.6 million compared to net income attributable to our common stockholders of $9.4 million in 2007.

Revenue

Services Segment Revenues

In 2008, management and leasing generated revenue of $19.1 million (including related party fees of $8.4 million), representing 59% of our total revenue, compared to approximately $20.1 million (including related party fees of approximately $10.3 million) and 60% of total revenue in 2007. Management and leasing fees include asset management, construction management, leasing services, engineering and other services to property operators. Management fees and leasing fees, in aggregate, decreased by approximately 5%, which was primarily due to the decrease in the total number of multifamily properties under management. Lower interest rates and favorable loan terms resulted in an increased number of building sale transactions in 2007, including some of the buildings managed by our company. Construction management fees declined primarily due to completion of major renovation projects.

Commissions revenue in 2008 decreased 22% to $10.2 million (including approximately $4.3 million in related party fees), representing 32% of total revenues compared to commission revenues in 2007 of $13.2 million (including related party fees of approximately $8.9 million), representing 39% of total revenue. Our brokerage activities provide clients and our company with development and implementation of marketing plans, sealed bid auctions and open bid auctions. The increase in auction activity resulted in an increase of residential commissions of approximately $1.5 million in 2008. The decrease in transaction activity across all commercial asset classes led to a decrease of approximately $4.4 million in acquisition, disposition, and financing fees.

Investments Segment Revenues

Rental income increased to $3.0 million in 2008 from $100,000 in 2007. Rental income was 9% of total revenue in 2008. Rental income includes rental and other revenue from properties in which we have a controlling interest. The acquisition of several assets, including an office building in Japan and an apartment project in California, was the main cause for the increase in rental income.

Operating Expenses

Operating expenses in 2008 were approximately $32.6 million, representing a decrease of 25% from $43.2 million in 2007. The decrease in operating expenses was primarily due to a decrease in compensation and related expenses.

Services Segment Operating Expenses

Commissions and marketing expenses increased to $2.8 million in 2008 from $2.1 million in 2007. While most commission and marketing expenses decreased due to decreased commercial transactions, the auction commission and business development expenses combined increased by approximately $1 million.

Compensation and related expenses were approximately $21.3 million in 2008, down 38% from $34.2 million in 2007. The change was primarily a result of large decreases in bonuses in 2008, offset by an increase in staff to meet the needs of the increased residential auction and fund management activities.

General and administrative expenses were $6.1 million in 2008, representing a 5% decrease from 2007 expenses of $6.4 million. The change was primarily due to the implementation of cost cutting measures in 2008.

Investments Segment Operating Expenses

Rental operating expense increased to $1.5 million in 2008 from $34,000 in 2007. Rental operating expense includes operating expenses from properties, in which we have controlling interest. The acquisition of several assets, including an office building in Japan and an apartment project in California, was the main cause for the increase in rental operating expense.

Other Operating Expenses

Depreciation and amortization expense was $0.9 million in 2008, compared to $0.5 million in 2007. The change was due to the acquisition of an apartment project in California.

Investments Segment Equity in Joint Venture Income

Equity in joint venture income totaled approximately $10.1 million in 2008, a decrease of 63% compared to $27.4 million recognized in 2007. The revenue from joint venture investments includes income from the operation and sale of numerous real estate investments in the U.S. which are owned primarily in joint ventures with institutional investor partners. Six residential investments and one commercial investment were sold in 2008 as compared to ten residential investments, two commercial investments, and one land investment sold in 2007.

Non-Operating Items

Interest and other income was $0.6 million in 2008, compared to $0.9 million in 2007. The change was due to lower interest income on bank and escrow deposits, which resulted from a decrease in interest rates.

Interest expense was $8.6 million in 2008 compared to $5.1 million in 2007. The increase was primarily due to the acquisition of several assets, including an office building Japan and apartment project in California in 2008.

Other-than-temporary impairment on available-for-sale security loss was $0.4 million and relates to our recognition of an impairment loss on a stock investment in 2008. There was no impairment loss or income recognized in 2007.

The provision for income taxes was approximately $0.6 million for 2008 compared to $4.4 million in 2007 as a result of the change in income before provision for income taxes.

There were no sales of consolidated real estate in 2008. In 2007, we executed the sale of a commercial project in southern California for $39.4 million. Income from discontinued operations included the gain of $5.3 million from this sale.

Net income attributable to the noncontrolling interests was approximately $54,000 in 2008, a decrease of approximately 98% compared to approximately $2.4 million in 2007. The decrease was related to a non-controlling interest in a commercial project in southern California, which was sold in 2007.

Liquidity and Capital Resources

Our liquidity and capital resources requirements include expenditures for joint venture investments, real estate held for sale, distressed debt and working capital needs. Historically, we have not required significant capital resources to support our brokerage and property management operations. We finance our operations with internally generated funds and borrowings under our revolving line of credit. Our investments in real estate are typically financed by mortgage loans secured primarily by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral. In some cases, we guarantee a portion of the loan related to a joint venture investment, usually until some condition, such as completion of construction or leasing or certain net operating income criteria, has been met. We do not expect these guarantees to materially affect liquidity or capital resources.

Cash Flows

Net cash used in operating activities totaled $25.2 million for the year ended December 31, 2009, a decrease of $10.6 million as compared to the year ended December 31, 2008. The change was primarily due to the cost incurred in connection with the Merger.

Net cash used in operating activities totaled $14.7 million for the year ended December 31, 2008, a decrease of $0.1 million as compared to the year ended December 31, 2007. The change was primarily due to the decrease in net income and accruals for bonuses and income taxes, offset by lower equity in joint venture income and no gain on sale of commercial real estate during the year ended December 31, 2008.

Net cash provided by investing activities totaled approximately $72.9 million for the year ended December 31, 2009, an increase of $169.3 million as compared to the year ended December 31, 2008. The increase was primarily due to assets acquired in connection with the Merger, decreased contributions to joint ventures, decreased distributions from joint ventures, and proceeds from sales of real estate in 2009.

Net cash used in investing activities totaled about $96.4 million for the year ended December 31, 2008, an increase of $102.2 million as compared to the year ended December 31, 2007. The increase was primarily driven by the use of cash for new investments, which included additional investment in the Japanese joint venture and acquisition of an apartment building, a condominium project, and land in California as well as an office building in Japan during the year ended December 31, 2008.

Net cash used in financing activities totaled approximately $15.7 million for the year ended December 31, 2009, a decrease of $128.3 million as compared to the year ended December 31, 2008. The decrease was primarily due to the issuance of stock and the issuance of convertible subordinated debt during the year ended December 31, 2008 as well as increased distributions to noncontrolling interests during the year ended December 31, 2009. Additionally, there were significant mortgage loan repayments from the sale of real estate during the year ended December 31, 2009.

Net cash provided by financing activities totaled about $112.6 million for the year ended December 31, 2008, an increase of $94.7 million as compared to the year ended December 31, 2007. The increase was primarily due to issuance of stock, additional borrowings under lines of credit, and fewer mortgage loan repayments from the sale of real estate during the year ended December 31, 2008. The increase was offset by the payments of dividends to preferred shareholders, which were funded by the combination of cash from operations, borrowings from lines of credit, and proceeds from the sale of investments.

To the extent that we engage in additional strategic investments, including real estate, note portfolio, or acquisitions of other property management companies, we may need to obtain third-party financing which could include bank financing or the public sale or private placement of debt or equity securities. We believe that existing cash and cash equivalents plus capital generated from property management and leasing, brokerage, sales of real estate owned, collections from notes receivable, as well as our current lines of credit, will provide us with sufficient capital requirements for the foreseeable future.

Under our current joint venture strategy, we generally contribute property, expertise, and typically a fully funded initial cash contribution (without commitment to additional funding by us). Capital required for additional improvements and supporting operations during lease-up and stabilization periods is generally obtained at the time of acquisition via debt financing or third party investors. Accordingly, we generally do not have significant capital commitments with unconsolidated entities. Infrequently, there may be some circumstances when we, usually with the other members of the joint venture entity, may be required to contribute additional capital for a limited period of time. We believe that we have the capital resources, generated from our business activities and borrowing capacity, to finance any such capital requirements, and do not believe that any additional capital contributions to joint ventures will materially affect liquidity.

Our need, if any, to raise additional funds to meet our capital requirements will depend on many factors, including the success and pace of the implementation of our strategy for growth. We regularly monitor capital raising alternatives to be able to take advantage of other available avenues to support our working capital and investment needs, including strategic partnerships and other alliances, bank borrowings, and the sale of equity or debt securities. We expect to meet the repayment obligations of notes payable and borrowings under lines of credit from cash generated by our business activities, including the sale of assets and the refinancing of debt. We intend to retain earnings to finance our growth and, therefore, do not anticipate paying dividends.

Contractual Obligations and Commercial Commitments

At December 31, 2009, our contractual cash obligations, including debt, lines of credit, and operating leases included the following:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations
Borrowings: (1)
Notes payable	$26,133,000	$5,600,000	$11,200,000	$9,333,000	$—
Borrowings under lines of credit	10,000,000	—	10,000,000	—	—
Mortgage loans payable	23,968,000	21,190,000	2,778,000	—	—
Mandatorily convertible debt	30,000,000	—	—	—	30,000,000
Subordinated debt	40,000,000	—	—	—	40,000,000

Total borrowings	130,101,000	26,790,000	23,978,000	9,333,000	70,000,000

Operating leases	8,895,000	1,765,000	2,665,000	2,165,000	2,300,000

Total contractual cash obligations	$138,996,000	$28,555,000	$26,643,000	$11,498,000	$72,300,000

(1)	See Notes 9-13 of our Note to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year-$9,230,000; 1-3 years-$12,961,000; 4-5 years-$11,774,000; After 5 years: $54,803,000. The interest payments on variable rate debt have been calculated at the interest rate in effect at December 31, 2009.

Off-Balance Sheet Arrangements

We have provided s associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $35 million and $46 million at December 31, 2009 and December 31, 2008, respectively. The guarantees expire by the year end of 2011 and our performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sales proceeds of the property. If we were to become obligated to perform on these guarantees, it could have an adverse affect on our financial condition.

Impact of Inflation and Changing Prices

Inflation has not had a significant impact on the results of operations of our company in recent years and is not anticipated to have a significant impact in the foreseeable future. Our exposure to market risk from changing prices consists primarily of fluctuations in rental rates of commercial and residential properties, market interest rates on residential mortgages and debt obligations and real estate property values. The revenues associated with the commercial services businesses are impacted by fluctuations in interest rates, lease rates, real property values and the availability of space and competition in the market place. Commercial service revenues are derived from a broad range of services that are primarily transaction driven and are therefore volatile in nature and highly competitive. The revenues of the property management operations with respect to rental properties are highly dependent upon the aggregate rents of the properties managed, which are affected by rental rates and building occupancy rates. Rental rate increases are dependent upon market conditions and the competitive environments in the respective locations of the properties. Employee compensation is the principal cost element of property management. Economic trends in 2009 were characterized by general decrease in commercial leasing volume in the U.S.

Qualitative and Quantitative Disclosures about Market Risk

The primary market risk exposure of our company relates to changes in interest rates in connection with our short-term borrowings, some of which bear interest at variable rates based on lender’s base rate, prime rate, and LIBOR plus an applicable borrowing margin. These borrowings do not give rise to a significant interest rate risk because they have short maturities. Historically, we have not experienced material gains or losses due to interest rate changes.

Interest Rate Risk

We have established an interest rate management policy, which attempts to minimize our overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt.

The tables below represent contractual balances of our financial instruments at the expected maturity dates as well as the fair value at December 31, 2009, and December 31, 2008. The expected maturity categories take into consideration actual amortization of principal and do not take into consideration reinvestment of cash. The weighted average interest rate for the various assets and liabilities presented are actual as of December 31, 2009, and December 31, 2008. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or to refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal maturing in:							Fair Value December 31, 2009
	2010	2011	2012	2013	2014	Thereafter	Total
	(in thousands)
Interest rate sensitive assets
Cash equivalents	$57,784	—	—	—	—	—	$57,784	$57,784
Average interest rate	0.50%	—	—	—	—	—	0.50%	0.50%
Variable rate receivables	—	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—	—
Fixed rate receivables	7,185	—	—	—	—	—	7,185	7,185
Average interest rate	13.12%	—	—	—	—	—	13.12%	—

Total	$64,969	—	—	—	—	—	$64,969	$64,969

Weighted average interest rate	1.87%	—	—	—	—	—	1.87%	—

Interest rate sensitive liabilities
Variable rate borrowings	$2,590	$10,000	—	—	$26,133	—	$38,723	$38,723
Average interest rate	1.92%	3.55%	—	—	4.00%	—	3.74%	—
Fixed rate borrowings	18,600	—	$2,778	—	—	70,000	91,378	91,378
Average interest rate	6.16%	—	2.18%	—	—	8.18%	7.59%	—

Total	$21,190	$10,000	$2,778	—	$26,133	$70,000	$130,101	$130,101

Weighted average interest rate	5.64%	3.55%	2.18%	—	4.00%	8.18%	6.44%	—

Recently Issued Accounting Pronouncements

The FASB issued Accounting Standards Update (“ASU”) 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R)) in December 2009. ASU 2009-17, which amends the Variable Interest Entity (“VIE”) Subsections of ASC Subtopic 810-10, Consolidation – Overall, revises the test for determining the primary beneficiary of a VIE from a primarily quantitative risks and rewards calculation based on the VIE’s expected losses and expected residual returns to a primarily qualitative analysis based on identifying the party or related-party group (if any) with (a) the power to direct the activities that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. The ASU requires kick-out rights and participating rights to be ignored in evaluating whether a variable interest holder meets the power criterion unless those rights are unilaterally exercisable by a single party or related party group. The ASU also revises the criteria for determining whether fees paid by an entity to a decision maker or another service provider are a variable interest in the entity and revises the Topic 810 scope characteristic that identifies an entity as a VIE if the equity-at-risk investors as a group do not have the right to control the entity through their equity interests to address the impact of kick-out rights and participating rights on the analysis. Finally, the ASU adds a new requirement to reconsider whether an entity is a VIE if the holders of the equity investment at risk as a group lose the power, through the rights of those interests, to direct the activities that most significantly impact the VIE’s economic performance, and requires a company to reassess on an ongoing basis whether it is deemed to be the primary beneficiary of a VIE. ASU 2009-17 is effective for periods beginning after December 15, 2009 and may not be early adopted. We expect that the adoption of ASU 2009-17 will not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated by reference into Item 7A.

Item 8.	Financial Statements and Supplementary Data

Our financial statements, supplementary financial data and financial statement schedules are included in a separate section at the end of this Annual Report on Form 10-K. The financial statements, supplementary data and financial statement schedules are listed in the index on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and procedures

Disclosure controls and procedures and changes in internal control over financial reporting during the latest quarter

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Prior to our acquisition of KWI on November 13, 2009, our disclosure controls and procedures were designed and reviewed by our former Chief Executive Officer and Chief Financial Officer. As of the acquisition date, our current Chief Executive Officer and Chief Financial Officer assumed responsibility for all disclosure controls and procedures.

Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

On November 13, 2009, we acquired KWI, an operating company, and KWI’s management immediately took full responsibility for all accounting and finance functions for us. This constituted a significant change to our internal controls over financial reporting in the quarter ended December 31, 2009. As of December 31, 2009 and for the year then ended KWI represented approximately 85% of our consolidated assets and approximately 100% of our consolidated revenue. Because the only meaningful internal controls over financial reporting that existed as of December 31, 2009 belonged to those of the newly acquired operating company, and there has not been sufficient time to document and test those controls, this 10-K does not include a management’s report regarding internal controls over financial reporting. In addition, since KWI was acquired by us near the end of 2009, KWI is not required to make an assessment of its internal controls over financial reporting for the fiscal year ended December 31, 2009.

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we are currently documenting and evaluating the effectiveness of our internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Item 9B.	Other Information

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2009, we submitted the following proposals for approval at a special meeting of stockholders held on November 13, 2009:

•

Proposal 1: to approve the merger and the Agreement and Plan of Merger, dated as of September 8, 2009, as amended, by and among Prospect, KW Merger Sub Corp. and Kennedy-Wilson, Inc., and the transactions contemplated thereby.

•	Proposal 2: to approve the amended and restated certificate of incorporation of Prospect to change Prospect’s corporate name to “Kennedy-Wilson Holdings, Inc.”

•	Proposal 3: to approve the amended and restated certificate of incorporation to increase the number of authorized shares of Company capital stock from 73,000,000 to 81,000,000.

•	Proposal 4: to approve the amended and restated certificate of incorporation to provide for Prospect’s perpetual existence.

•	Proposal 5: to approve the amended and restated certificate of incorporation to delete and replace Article Sixth and renumber accordingly and to make certain other changes in tense and numbers.

•	Proposal 6: to approve the 2009 Equity Participation Plan.

•	Proposal 7: to vote on directors as set forth below.

The voting results for the proposals were as follows:

	For	Against	Abstain	Broker Non-Votes
Proposal 1	23,243,115	5,692,945	0	0
Proposal 2	23,655,236	3,486,788	1,794,036	0
Proposal 3	23,617,346	4,318,578	1,000,136	0
Proposal 4	23,617,446	4,318,478	1,000,136	0
Proposal 5	23,617,446	4,318,478	1,000,136	0
Proposal 6	23,665,746	3,476,178	1,794,136	0
Proposal 7:

Nominees	For	Withheld
Class I Directors:
Cathy Hendrickson	24,258,754	4,677,306
Thomas Sorell	24,258,754	4,677,306
Class II Directors:
David A. Minella	22,958,754	5,977,306
Jerry Solomon	24,072,523	4,863,532
Class III Directors:
Norman Creighton	24,258,754	4,677,306
William J. McMorrow	22,958,754	5,977,306
Kent Mouton	24,072,523	4,863,537

During the quarter ended December 31, 2009, we also submitted the following proposal for approval at a special meeting of warrantholders held on November 13, 2009:

•	Proposal 1: to approve an amendment to Prospect’s warrant agreement.

The voting results for the proposal were as follows:

	For	Against	Abstain	Broker Non-Votes
Proposal 1	26,418,396	270,500	50,000	0

Each of the above proposals was passed and all nominated directors were elected. Additional information regarding the above proposals is set forth in Prospect’s proxy statement/prospectus filed with the SEC on October 19, 2009 (File No.: 333-162116), which information is incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by this item is incorporated by reference from our definitive proxy statement for the fiscal year ended December 31, 2009, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 11.	Executive Compensation

The information called for by this item is incorporated by reference from our definitive proxy statement for the fiscal year ended December 31, 2009, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated by reference from our definitive proxy statement for the fiscal year ended December 31, 2009, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated by reference from our definitive proxy statement for the fiscal year ended December 31, 2009, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services

The information called for by this item is incorporated by reference from our definitive proxy statement for the fiscal year ended December 31, 2009, to be filed with the SEC within 120 days after the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this annual report:

(1)	Financial Statements. See the accompanying Index to Consolidated Financial Statements, which appears on page F-1 of the annual report. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this report, are incorporated by reference into Item 8 above.

(2)	Financial Statement Schedules. Financial Statement Schedules have been omitted because the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the notes thereto.

(3)	Exhibits. See Item 15(b) below.

(b) Exhibits. The exhibits listed on the Exhibit Index set forth below are filed as part of, or are incorporated by reference into, this annual report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, by and among Prospect Acquisition Corp., KW Merger Sub Corp. and Kennedy-Wilson, Inc., dated as of September 8, 2009.(1)

2.2	Amendment No. 1 to the Agreement and Plan of Merger dated October 22, 2009 between Prospect Acquisition Corp., KW Merger Sub Corp. and Kennedy-Wilson, Inc.(1)

2.3	Amendment No. 2 to the Agreement and Plan of Merger dated October 26, 2009 between Prospect Acquisition Corp., KW Merger Sub Corp. and Kennedy-Wilson, Inc.(1)

3.1	Second Amended and Restated Certificate of Incorporation(2)

3.2	Amended and Restated Bylaws.(3)

4.1	Specimen Common Stock Certificate.(14)

4.2	Specimen Warrant Certificate.(4)

4.3	Amended and Restated Warrant Agreement between Continental Stock Transfer & Trust Company and Kennedy-Wilson Holdings, Inc.(5)

10.1	Letter Agreement by and among Prospect Acquisition Corp., Citigroup Global Markets Inc. and each executive officer, director and initial stockholders of Prospect Acquisition Corp.(6)

10.2	Escrow Agreement between Prospect Acquisition Corp., Continental Stock Transfer & Trust Company and the initial stockholders of Prospect.(7)

10.3	Administrative Services Agreement dated July 30, 2007 between Teleos Management, L.L.C., LLM Capital Partners LLC and Prospect Acquisition Corp.(8)

10.4	Registration Rights Agreement dated November 14, 2007 by and among Prospect Acquisition Corp. and Flat Ridge Investments LLC, LLM Structured Equity Fund L.P., LLM Investors L.P., Capital Management Systems, Inc., SJC Capital LLC, Michael P. Castine, Daniel Gressel, Michael Downey, James J. Cahill and John Merchant.(9)

10.5	Amendment to Administrative Services Agreement dated December 31, 2008 between Teleos Management, L.L.C., LLM Capital Partners LLC and Prospect Acquisition Corp.(10)

Exhibit No.	Description

10.6	Executive Office Lease Agreement dated January 1, 2009 between Prospect Acquisition Corp. and Professional Suites at the Galleria, Inc.(11)

10.7	Forfeiture Agreement dated September 8, 2009 by and among Prospect Acquisition Corp., De Guardiola Advisors, Inc., De Guardiola Holdings, Inc., Flat Ridge Investments LLC, LLM Structured Equity Fund L.P., LLM Investors L.P., CMS Platinum Fund, L.P., SJC Capital LLC, Michael P. Castine, Daniel Gressel, Michael Downey, James J. Cahill, John Merchant and Kennedy-Wilson, Inc. (12)

10.8	Letter Agreement dated September 17, 2009 by Prospect Acquisition Corp. and Citigroup Global Markets Inc. Ladenburg Thalmann & Co. Inc. and I-Bankers Securities, Inc.(12)

10.9	Letter Agreement dated September 4, 2009 by Prospect Acquisition Corp. and De Guardiola Advisors, Inc.(12)

10.10	Lock-Up Agreement by Prospect Acquisition Corp. and certain stockholders of Prospect.(12)

10.11†	Kennedy-Wilson Holdings, Inc. 2009 Equity Participation Plan.(13)

10.12†	Form of Amended and Restated Consultant Restricted Stock Award Agreement to Kennedy-Wilson Holdings, Inc. 2009 Equity Participation Plan.(14)

10.13†	Form of Amended and Restated Employee Performance Unit Award Agreement to Kennedy-Wilson Holdings, Inc. 2009 Equity Participation Plan.(14)

10.14†	Form of Amended and Restated Employee Restricted Stock Award Agreement to Kennedy-Wilson Holdings, Inc. 2009 Equity Participation Plan.(14)

10.15	Promissory Note issued by Kennedy-Wilson, Inc. to The Guardian Life Insurance Company of America on November 3, 2008.(12)

10.16†	Fifteenth Amendment to Employment Agreement by Kennedy-Wilson, Inc. and William J. McMorrow.(12)

10.17†	Employment Agreement dated August 14, 1992 between Kennedy-Wilson and William J. McMorrow.(12)

10.18†	Amendment to Employment Agreement dated as of January 1, 1993 between Kennedy-Wilson and William J. McMorrow.(12)

10.19†	Second Amendment to Employment Agreement dated as of between January 1, 1994 Kennedy-Wilson and William J. McMorrow.(12)

10.20†	Third Amendment to Employment Agreement dated as of March 31, 1995 between Kennedy-Wilson and William J. McMorrow.(15)

10.21†	Fourth Amendment to Employment Agreement dated as of January 1, 1996 Kennedy-Wilson and William J. McMorrow.(15)

10.22†	Amendment to Employment Agreement dated as of February 28, 1996 between Kennedy-Wilson and William J. McMorrow.(12)

10.23†	Fifth Amendment to Employment Agreement dated as of May 19, 1997 between Kennedy-Wilson and William J. McMorrow.(15)

10.24†	Sixth Amendment to Employment Agreement dated as of August 20, 1998 between Kennedy-Wilson and William J. McMorrow.(12)

10.25†	Seventh Amendment to Employment Agreement dated as of August 9, 1999 between Kennedy-Wilson and William J. McMorrow.(12)

Exhibit No.	Description

10.26†	Eighth Amendment to Employment Agreement dated as of January 3, 2000 between Kennedy-Wilson and William J. McMorrow.(12)

10.27†	Ninth Amendment to Employment Agreement dated as of October 1, 2000 between Kennedy-Wilson and William J. McMorrow.(12)

10.28†	Tenth Amendment to Employment Agreement dated as of April 22, 2002 between Kennedy-Wilson and William J. McMorrow.(12)

10.29†	Eleventh Amendment to Employment Agreement dated as of October 1, 2003 between Kennedy-Wilson and William J. McMorrow.(12)

10.30†	Twelfth Amendment to Employment Agreement dated as of April 21, 2004 between Kennedy-Wilson and William J. McMorrow.(12)

10.31†	Thirteenth Amendment to Employment Agreement dated as of January 1, 2008 between Kennedy-Wilson and William J. McMorrow.(12)

10.32†	Fourteenth Amendment to Employment Agreement dated as of February 1, 2009 between Kennedy-Wilson and William J. McMorrow.(12)

10.33†	Second Amendment to Employment Agreement by Kennedy-Wilson, Inc. and Mary L. Ricks.(12)

10.34†	Employment Agreement dated February 1, 2009 between Kennedy-Wilson and Mary L. Ricks.(12)

10.35†	First Amendment to Employment Agreement dated June 1, 2009 between Kennedy-Wilson and Mary L. Ricks.(12)

10.36†	First Amendment to Employment Agreement by Kennedy-Wilson, Inc. and Donald J. Herrema.(12)

10.37†	Employment Agreement dated June 15, 2009 between Kennedy-Wilson and Donald J. Herrema.(12)

10.38†	Employment Agreement dated April 1, 1996 between Kennedy-Wilson and Freeman Lyle.(12)

10.39†	Amendment to Employment Agreement dated April 1, 1997 between Kennedy-Wilson and Freeman Lyle.(12)

10.40†	Second Amendment to Employment Agreement dated April 1, 1998 between Kennedy-Wilson and Freeman Lyle.(12)

10.41†	Third Amendment to Employment Agreement dated as of August 15, 1998 between Kennedy-Wilson and Freeman Lyle.(12)

10.42†	Fourth Amendment to Employment Agreement dated as of April 1, 1999 between Kennedy-Wilson and Freeman Lyle.(12)

10.43†	Fifth Amendment to Employment Agreement dated as of April 1, 2000 between Kennedy-Wilson and Freeman Lyle.(12)

10.44†	Sixth Amendment to Employment Agreement dated as of January 1, 2001 between Kennedy-Wilson and Freeman Lyle.(12)

10.45†	Seventh Amendment to Employment Agreement dated as of March 28, 2001 between Kennedy-Wilson and Freeman Lyle.(12)

10.46†	Eighth Amendment to Employment Agreement dated as of September 1, 2002 between Kennedy-Wilson and Freeman Lyle.(12)

10.47†	Ninth Amendment to Employment Agreement dated October 1, 2003 between Kennedy-Wilson and Freeman Lyle.(12)

10.48†	Tenth Amendment to Employment Agreement dated January 1, 2004 between Kennedy-Wilson and Freeman Lyle.(12)

Exhibit No.	Description

10.49†	Eleventh Amendment to Employment Agreement dated January 1, 2005 between Kennedy-Wilson and Freeman Lyle.(12)

10.50†	Twelfth Amendment to Employment Agreement dated January 1, 2006 between Kennedy-Wilson and Freeman Lyle.(12)

10.51†	Thirteenth Amendment to Employment Agreement dated January 1, 2007 between Kennedy-Wilson and Freeman Lyle.(12)

10.52†	Fourteenth Amendment to Employment Agreement dated March 1, 2007 between Kennedy-Wilson and Freeman Lyle.(12)

10.53†	Fifteenth Amendment to Employment Agreement dated January 1, 2008 between Kennedy-Wilson and Freeman Lyle.(12)

10.54†	Sixteenth Amendment to Employment Agreement dated June 1, 2008 between Kennedy-Wilson and Freeman Lyle.(12)

10.55†	Seventeenth Amendment to Employment Agreement dated January 1, 2009 between Kennedy-Wilson and Freeman Lyle.(12)

10.56†	Employment Agreement dated January 4, 1999 between Kennedy-Wilson and James Rosten.(12)

10.57†	Amendment to Employment Agreement dated as of January 1, 2001 between Kennedy-Wilson Properties and James Rosten.(12)

10.58†	Second Amendment to Employment Agreement dated as of March 15, 2001 between Kennedy-Wilson Properties and James Rosten.(12)

10.59†	Third Amendment to Employment Agreement dated as of January 3, 2003 between Kennedy-Wilson Properties and James Rosten.(12)

10.60†	Fourth Amendment to Employment Agreement dated as of September 5, 2003 between Kennedy-Wilson Properties and James Rosten.(12)

10.61†	Fifth Amendment to Employment Agreement dated as of October 1, 2003 between Kennedy-Wilson Properties and James Rosten.(12)

10.62†	Sixth Amendment to Employment Agreement dated as of January 1, 2004 between Kennedy-Wilson Properties and James Rosten.(12)

10.63†	Seventh Amendment to Employment Agreement dated as of April 19, 2004 between Kennedy-Wilson Properties and James Rosten.(12)

10.64†	Eighth Amendment to Employment Agreement dated as of January 1, 2005 between Kennedy-Wilson Properties and James Rosten.(12)

10.65†	Ninth Amendment to Employment Agreement dated as of February 11, 2005 between Kennedy-Wilson Properties and James Rosten.(12)

10.66†	Tenth Amendment to Employment Agreement dated as of January 1, 2006 between Kennedy-Wilson Properties and James Rosten.(12)

10.67†	Eleventh Amendment to Employment Agreement dated as of August 1, 2006 between Kennedy-Wilson Properties and James Rosten.(12)

10.68†	Twelfth Amendment to Employment Agreement dated as of January 1, 2007 between Kennedy-Wilson Properties and James Rosten.(12)

10.69†	Thirteenth Amendment to Employment Agreement dated as of January 1, 2008 between Kennedy-Wilson Properties and James Rosten.(12)

Exhibit No.	Description

10.70†	Fourteenth Amendment to Employment Agreement dated as of January 1, 2009 between Kennedy-Wilson Properties and James Rosten.(12)

10.71†	Employment Agreement dated January 1, 2006 between KW Multi-Family Management Group and Robert Hart.(12)

10.72†	Amendment to Employment Agreement dated as of August 1, 2006 between KW Multi-Family Management Group and Robert Hart.(12)

10.73†	Second Amendment to Employment Agreement dated as of January 1, 2007 between KW Multi-Family Management Group and Robert Hart.(12)

10.74†	Third Amendment to Employment Agreement dated as of January 1, 2008 between KW Multi-Family Management Group and Robert Hart.(12)

10.75†	Fourth Amendment to Employment Agreement dated as of January 1, 2009 between KW Multi-Family Management Group and Robert Hart.(12)

10.76	Business Loan Agreement dated July 29, 2009 between Kennedy-Wilson, Inc. and Pacific Western Bank.(12)

10.77	Amended and Restated Loan Agreement dated June 5, 2008 between Kennedy-Wilson, Inc. and U.S. Bank National Association.(16)

10.78	Junior Subordinated Indenture dated, January 31, 2007 between Kennedy-Wilson, Inc. and The Bank of New York Trust Company, National Association, as trustee.(12)

10.79	Shareholders Agreement dated November 3, 2008 between Kennedy-Wilson, Inc. and The Guardian Life Insurance Company of America.(12)

10.80	Office Lease dated August 19, 1998 between Wilshire-Camden Associates and Kennedy-Wilson, Inc.(12)

10.81	First Amendment to Office Lease dated March 5, 1999 between Wilshire-Camden Associates and Kennedy-Wilson, Inc.(12)

10.82	Second Amendment to Lease dated June 2, 1999 between Wilshire-Camden Associates and Kennedy-Wilson, Inc.(12)

10.83	Third Amendment to Office Lease dated December 20, 2002 between Brighton Enterprises, LLC and Kennedy-Wilson, Inc.(12)

10.84	Fourth Amendment to Office Lease dated September 11, 2003 between Wilshire-Camden Associates and Kennedy-Wilson, Inc.(12)

10.85	Fifth Amendment to Office Lease dated January 7, 2006 between Douglas Emmett 2000, LLC and Kennedy-Wilson, Inc.(12)

10.86	Standard Office Lease dated March 3, 2009 by and among 9701-Hempstead Plaza, LLC, 9701-Carolina Gardens LLC, 9701-West Point Realty LLC, 9701-Dakota Leasing LLC and 9701-Iowa Leasing LLC and Kennedy-Wilson Inc.(12)

10.87	Second Amended and Restated Guaranty of Payment dated November 4, 2008 by Arthur S. Levine, as Trustee of the Ray J. Rutter Trust, Arthur S. Levine, as Trustee of the Susan Ray Rutter Trust, and Arthur S. Levine, as Trustee of the Robert Jonathan Rutter Trust, and Kennedy-Wilson Inc., to Bank Midwest N.A.(12)

10.88	Commercial Guaranty dated November 24, 2008 for borrower TDM Beach Villas, LLC, to Pacific Western Bank, by Kennedy-Wilson, Inc.(12)

Exhibit No.	Description

10.89	Amended and Restated Guaranty dated October 25, 2007 Agreement by Kennedy-Wilson, Inc. in favor of Bank of America, N.A., as agent for lenders.(12)

10.90	Amendment to Irrevocable standby letters of credit dated October 26, 2007 from Bank of America to the beneficiary, City of Walnut Creek on behalf of Fairways 340 LLC.(12)

10.91	Guaranty Agreement made as of August 14, 2007 by Kennedy-Wilson, Inc. in favor of Bank of America, N.A., as agent for lenders.(12)

10.92	Repayment Guaranty made as of September 4, 2007 by Kennedy-Wilson, Inc. in favor of Wachovia Bank, N.A., as agent for lenders.(12)

10.93	Commercial Guaranty made as of September 13, 2007 by Kennedy-Wilson, Inc., to Pacific Western Bank, on behalf of Windscape Village LLC.(12)

10.94	Guaranty Agreement by Kennedy Wilson, Inc., on behalf of Waseda Partners, to Mizuho Bank, Ltd.(12)

10.95	Commercial Guaranty made as of July 20, 2009 by Kennedy-Wilson, Inc., on behalf of KW Indigo Land, LLC, to Pacific Western Bank.(12)

10.96	Repayment Guaranty made as of May 9, 2007 by Kennedy-Wilson, Inc. and KW Property Fund I, L.P. for the benefit of Wachovia Bank National Association.(12)

10.97	Commercial Guaranty dated January 16, 2009 to Pacific Western Bank by KWI Property Fund I, L.P.(12)

10.98	Guaranty made as of May 29, 2008 by Kennedy-Wilson, Inc. and KW Property Fund III, L.P. for the benefit of Deutsche Bank, AG.(12)

10.99	Payment Guaranty dated as of June 2009 by Kennedy-Wilson, Inc., in favor of The Guardian Life Insurance Company of America.(12)

10.100	Guaranty made as of September 9, 2005, by Kennedy-Wilson, Inc., a Delaware corporation, in favor of Bank of America, N.A.(12)

10.101	Repayment Guaranty made as of September 4, 2007 by KWI Property Fund I, L.P. and KW Property Fund II, L.P., Delaware limited partnerships in favor of Wachovia Bank, N.A., as agent for lenders.(12)

10.102	Letter Agreement dated as of October 8, 2009 by Kennedy-Wilson and The Guardian Life Insurance Company of America amending the Promissory Note dated November 3, 2008.(16)

10.103†	Fifteenth Amendment to Employment Agreement dated January 1, 2009 between Kennedy-Wilson Properties and James Rosten.(15)

10.104†	Eighteenth Amendment to Employment Agreement dated January 1, 2009 between Kennedy-Wilson and Freeman Lyle.(15)

10.105†	Fifth Amendment to Employment Agreement dated January 1, 2009 between KW Multi-Family Group, Ltd. and Robert Hart.(15)

10.106	First Amendment to Forfeiture Agreement dated October 22, 2009 between Prospect Acquisition Corp., De Guardiola Advisors, Inc., De Guardiola Holdings, Inc., Flat Ridge Investments LLC, LLM Structured Equity Fund L.P, LLM Investors L.P., CMS Platinum Fund, L.P., SJC Capital LLC, Michael P. Castine, Daniel Gressel, Michael Downey, James J. Cahill, John Merchant and Kennedy-Wilson, Inc.(15)

Exhibit No.	Description

10.107†	Waiver and Modification with respect to Employment Agreements dated October 22, 2009 between Kennedy-Wilson, Inc. and William J. McMorrow, Mary L. Ricks and Donald J. Herrema.(15)

10.108	Agreement, dated as of November 11, 2009, by and between Prospect Acquisition Corp. and Victory Park Capital Advisors, LLC.(17)

10.109	Stock Purchase Agreement, by and between Prospect Acquisition Corp. and Victory Park Special Situations Master Fund, LTD.(17)

10.110	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Credit Suisse Securities (USA) LLC.(17)

10.111	Stock Purchase Agreement, dated as of November 11, 2009, by and between Prospect Acquisition Corp. and Nisswa Acquisition Master Fund, Ltd.(17)

10.112	Share Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Milton Arbitrage Partners, LLC.(17)

10.113	Stock Purchase Agreement(18)

10.114	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Arrowgrass Master Fund Ltd.(19)

10.115	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Bulldog Investors.(19)

10.116	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Del Mar Master Fund Ltd.(19)

10.117	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Citigroup Global Markets Inc.(19)

10.118	Share Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and IBS (MF) Ltd. In Respect of Glazer Merger Arbitrage Series.(19)

10.119	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Glazer Offshore Fund Ltd.(19)

10.120	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Glazer Capital Management, LP(19)

10.121	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and HFR MA Select Opportunity Master Trust.(19)

10.122	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and GSS Offshore SPC-Glazer Segregated Portfolio.(19)

10.123	Waiver and Modification With Respect to Employment Agreement Amendments.(20)

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney (included on signature page).

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.

Exhibit No.	Description

31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

†	Management Contract, Compensation Plan or Agreement.
(1)	Filed as Annex A to Amendment No. 5 to the Registrant’s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.
(2)	Filed as Annex D to Amendment No. 5 to the Registrant’s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.
(3)	Filed as Exhibit 3.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-145110) filed October 26, 2007 and incorporated by reference herein.
(4)	Filed as Exhibit A to Annex C to Amendment No. 5 to the Registrant’s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.
(5)	Filed as Annex C to Amendment No. 5 to the Registrant’s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.
(6)	Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No.: 001-33824) filed on March 31, 2008 and incorporated by reference herein.
(7)	Filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (File No.: 001-33824) filed on March 31, 2008 and incorporated by reference herein.
(8)	Filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-145110) filed October 26, 2007 and incorporated by reference herein.
(9)	Filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (File No.: 001-33824) filed on March 31, 2008 and incorporated by reference herein.
(10)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed January 7, 2009.
(11)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed January 7, 2009.
(12)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
(13)	Filed as Annex E to Amendment No. 5 to the Registrant’s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.
(14)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (File No.: 333-164928) filed on February 16, 2010 and incorporated by reference herein.
(15)	Filed as an Exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 23, 2009 and incorporated by reference herein.
(16)	Filed as an Exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 16, 2009 and incorporated by reference herein.
(17)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed November 11, 2009.
(18)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed November 12, 2009.
(19)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed November 13, 2009.
(20)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed November 19, 2009.

(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2010.

KENNEDY-WILSON HOLDINGS, INC., a Delaware corporation

By:	/s/ WILLIAM J. MCMORROW
William J. McMorrow
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William J. McMorrow and Freeman Lyle, and each of them, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ WILLIAM J. MCMORROW William J. McMorrow	Chief Executive Officer (principal executive officer) and Chairman	March 16, 2010

/s/ FREEMAN LYLE Freeman Lyle	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 16, 2010

/S/ KENT MOUTON Kent Mouton	Director	March 16, 2010

Jerry R. Solomon	Director	March 16, 2010

/S/ NORM CREIGHTON Norm Creighton	Director	March 16, 2010

Thomas Sorell	Director	March 16, 2010

David A. Minella	Director	March 16, 2010

/S/ CATHY HENDRICKSON Cathy Hendrickson	Director	March 16, 2010

FINANCIAL STATEMENTS

Kennedy-Wilson Holdings, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Kennedy-Wilson Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Kennedy-Wilson Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of KW Residential, LLC, (a 35 percent owned investee company). The Company’s investment in KW Residential, LLC at December 31, 2009, was $91,276,000, and its equity in joint venture income of KW Residential, LLC was $5,949,000 for the year 2009. The financial statements of KW Residential, LLC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it related to the amounts included for KW Residential, LLC, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kennedy-Wilson Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California

March 16, 2010

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$57,784,000	$25,831,000
Accounts receivable	887,000	1,091,000
Accounts receivable—related parties	4,278,000	4,659,000
Income tax receivable	6,848,000	2,368,000
Notes receivable	541,000	43,000
Notes receivable—related parties	6,644,000	3,755,000
Investments in real estate, net	40,581,000	48,727,000
Investments in real estate available for sale	2,472,000	—
Investments in joint ventures ($19,590,000 and $15,088,000 carried at fair value as of December 31, 2009 and 2008, respectively)	185,252,000	142,188,000
Other assets	7,005,000	4,210,000
Goodwill	23,965,000	23,965,000

Total assets	$336,257,000	$256,837,000

Liabilities and equity

Liabilities
Accounts payable	$860,000	$359,000
Accrued expenses and other liabilities	8,648,000	7,008,000
Accrued salaries and benefits	4,401,000	2,775,000
Deferred tax liability	15,439,000	9,470,000
Notes payable	26,133,000	21,188,000
Borrowings under line of credit	10,000,000	13,500,000
Mortgage loans payable	23,968,000	29,548,000
Convertible subordinated debt	27,472,000	27,187,000
Junior subordinated debentures	40,000,000	40,000,000

Total liabilities	156,921,000	151,035,000

Equity
Preferred stock, $.0001 par value, 1,000,000 shares authorized, 0 shares issued at December 31, 2009 and 2008	—	—
Common stock, $0.0001 par value: 80,000,000 and 73,000,000 shares authorized, 41,177,658 and 26,387,199 shares issued, as of December 31, 2009 and 2008, respectively	4,000	3,000
Additional paid-in capital	155,878,000	60,079,000
Retained earnings	18,829,000	45,467,000
Accumulated other comprehensive income	2,603,000	2,000

Total Kennedy-Wilson Holdings, Inc. stockholders’ equity	177,314,000	105,551,000
Noncontrolling interests	2,022,000	251,000

Total equity	179,336,000	105,802,000

Total liabilities and equity	$336,257,000	$256,837,000

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31,
	2009	2008	2007
Revenue
Management and leasing fees	$9,026,000	$10,671,000	$9,836,000
Management and leasing fees—related party	10,138,000	8,380,000	10,306,000
Commissions	4,204,000	5,906,000	4,257,000
Commissions—related party	727,000	4,295,000	8,896,000
Sale of real estate	52,699,000	—	—
Sale of real estate—related party	6,698,000	—	—
Rental and other income	2,743,000	2,973,000	98,000

Total revenue	86,235,000	32,225,000	33,393,000

Operating Expenses
Commission and marketing expenses	3,411,000	2,827,000	2,097,000
Compensation and related expenses	24,789,000	21,292,000	34,151,000
Merger-related compensation and related expenses	12,468,000	—	—
Cost of real estate sold	36,179,000	—	—
Cost of real estate sold—related party	5,752,000	—	—
General and administrative	6,351,000	6,074,000	6,393,000
Merger-related general and administrative	3,652,000	—	—
Depreciation and amortization	1,122,000	920,000	505,000
Rental operating expense	1,148,000	1,458,000	34,000

Total operating expenses	94,872,000	32,571,000	43,180,000

Equity in joint venture income	8,019,000	10,097,000	27,433,000

Operating income	(618,000)	9,751,000	17,646,000
Non-operating income (expense)
Interest income	102,000	221,000	487,000
Interest income—related party	400,000	341,000	378,000
Interest expense	(13,174,000)	(8,596,000)	(5,090,000)
Other than temporary impairment on available-for-sale security	(328,000)	(445,000)	—

(Loss) income before benefit from (provision for) income taxes	(13,618,000)	1,272,000	13,421,000
Benefit from (provision for) income taxes	3,961,000	(605,000)	(4,384,000)

(Loss) income from continuing operations	(9,657,000)	667,000	9,037,000
Income from discontinued operations, net of tax	—	—	2,797,000

Net (loss) income	(9,657,000)	667,000	11,834,000
Net income attributable to the noncontrolling interests	(5,679,000)	(54,000)	(2,441,000)

Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. shareholders	(15,336,000)	613,000	9,393,000
Other comprehensive income (loss), net of tax	2,601,000	240,000	(238,000)

Total comprehensive (loss) income	$(12,735,000)	$853,000	$9,155,000

Basic (loss) income per share attributable to Kennedy-Wilson Holdings, Inc. shareholders
(Loss) income from continuing operations attributable to
Kennedy-Wilson Holdings, Inc.	$(0.57)	$0.03	$0.41
Income from discontinued operations, net of income taxes, attributable to
Kennedy-Wilson Holdings, Inc.	—	—	0.08

Net (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(0.57)	$0.03	$0.49

Weighted average shares outstanding for basic (loss) income per share	26,891,304	22,892,498	19,258,613

Diluted (loss) income per share attributable to Kennedy-Wilson Holdings, Inc. shareholders
(Loss) income from continuing operations attributable to
Kennedy-Wilson Holdings, Inc.	$(0.57)	$0.03	$0.37
Income from discontinued operations, net of income taxes, attributable to
Kennedy-Wilson Holdings, Inc.	—	—	0.07

Net (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(0.57)	$0.03	$0.44

Weighted average shares outstanding for diluted income (loss) per share	26,891,304	24,310,299	21,380,174

Amounts attributable to Kennedy-Wilson Holdings, Inc. shareholders
(Loss) income from continuing operations, net of tax	$(15,336,000)	$613,000	$7,915,000
Discontinued operations, net of tax	—	—	1,478,000

Net (loss) income	$(15,336,000)	$613,000	$9,393,000

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Consolidated Statement of Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2007	21,620,920	2,000	$11,720,000	$37,725,000	$—	$156,000	$49,603,000
Issuance of common stock—exercise of stock options	209,170	—	236,000	—	—	—	236,000
Repurchase of common stock	(459,720)	—	(2,996,000)	—	—	—	(2,996,000)
Amortization of equity compensation	—	—	1,015,000	—	—	—	1,015,000
Other comprehensive loss:
Foreign currency translation, net of tax of $29,000	—	—	—	—	(44,000)	—	(44,000)
Unrealized loss on marketable security, net of tax of $129,000	—	—	—	—	(194,000)	—	(194,000)
Net income	—	—	—	9,393,000	—	2,441,000	11,834,000
Contributions from noncontrolling interests	—	—	—	—	—	1,615,000	1,615,000
Distributions to noncontrolling interests	—	—	—	—	—	(3,993,000)	(3,993,000)

Balance, December 31, 2007	21,370,370	2,000	9,975,000	47,118,000	(238,000)	219,000	57,076,000

Issuance of common stock	5,598,982	1,000	52,353,000	—	—	—	52,354,000
Issuance of common stock—exercise of stock options	42,785	—	93,000	—	—	—	93,000
Repurchase of common stock	(624,938)	—	(6,170,000)	—	—	—	(6,170,000)
Amortization of equity compensation	—	—	1,015,000	—	—	—	1,015,000
Discount on convertible subordinated debt	—	—	2,813,000	—	—	—	2,813,000
Other comprehensive loss:
Foreign currency translation, net of tax of $160,000	—	—	—	—	240,000	—	240,000
Dividends paid	—	—	—	(2,264,000)	—	—	(2,264,000)
Net income	—	—	—	613,000	—	54,000	667,000
Contributions from noncontrolling interests	—	—	—	—	—	482,000	482,000
Distributions to noncontrolling interests	—	—	—	—	—	(504,000)	(504,000)

Balance, December 31, 2008	26,387,199	3,000	60,079,000	45,467,000	2,000	251,000	105,802,000

Proceeds from issuance of common stock in connection with the Merger	12,820,215	1,000	89,006,000	—	—	—	89,007,000
Issuance of common stock—exercise of stock options	55,449	—	59,000	—	—	—	59,000
Repurchase of common stock	(442,648)	—	(3,690,000)	—	—	—	(3,690,000)
Stock compensation expense	—	—	3,857,000	—	—	—	3,857,000
Common stock issued under 2009 Equity Participation Plan	2,357,443	—	—	—	—	—	—
2009 Equity Participation Plan replacement payment	—	—	(1,500,000)	—	—	—	(1,500,000)
Other comprehensive loss:
Foreign currency translation, net of tax of $1,472,000	—	—	—	—	2,407,000	—	2,407,000
Unrealized loss on marketable security, net of tax of $129,000	—	—	—	—	194,000	—	194,000
Dividends paid	—	—	—	(3,235,000)	—	—	(3,235,000)
Additional shares to pre-Merger preferred shareholders	—	—	7,879,000	(7,879,000)	—	—	—
Accretion of common stock beneficial conversion	—	—	188,000	(188,000)	—	—	—
Net (loss) income	—	—	—	(15,336,000)	—	5,679,000	(9,657,000)
Contributions from noncontrolling interests	—	—	—	—	—	6,804,000	6,804,000
Distributions to noncontrolling interests	—	—	—	—	—	(10,712,000)	(10,712,000)

Balance, December 31, 2009	41,177,658	4,000	$155,878,000	$18,829,000	$2,603,000	$2,022,000	$179,336,000

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(9,657,000)	$667,000	$11,834,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain from sale of real estate	(16,520,000)	—	(5,269,000)
Gain from sale of real estate-related party	(946,000)	—	—
Note receivable and accrued interest forgiven in Merger	4,281,000	—	—
Depreciation and amortization	1,122,000	920,000	1,242,000
Deferred income taxes	4,497,000	3,372,000	918,000
Amortization of deferred loan costs	917,000	658,000	296,000
Amortization of beneficial conversion of convertible subordinated debt	285,000	—	—
Equity in joint venture income	(8,019,000)	(10,097,000)	(27,433,000)
Provision for notes receivable	—	—	159,000
Amortization of deferred compensation	1,543,000	1,015,000	1,015,000
Stock compensation expense	2,314,000	—	—
2009 Equity Participation Plan replacement payment	(1,500,000)	—	—
Other than temporary impairment on available-for-sale security, net of tax	194,000	—	—
Change in assets and liabilities:
Accounts receivable	204,000	3,144,000	(2,335,000)
Accounts receivable—related party	381,000	(3,521,000)	1,442,000
Income tax receivable	(4,480,000)	(2,368,000)	—
Operating distributions from joint ventures	514,000	294,000	885,000
Other assets	(2,893,000)	(1,339,000)	(979,000)
Accounts payable	501,000	(374,000)	337,000
Accrued expenses and other liabilities	410,000	1,816,000	344,000
Accrued salaries and benefits	1,626,000	(4,450,000)	2,830,000
Income taxes payable	—	(4,406,000)	(95,000)

Net cash flow used in operating activities	(25,226,000)	(14,669,000)	(14,809,000)

Cash flows from investing activities:
Settlements of notes receivable	302,000	26,000	2,667,000
Additions to notes receivable	(500,000)	—	(144,000)
Settlements of notes receivable from sale of real estate	1,858,000
Additions to notes receivable from sale of real estate	(2,663,000)	—	—
Settlements of notes receivable—related party	2,935,000	6,000	—
Additions to notes receivable—related party	(8,774,000)	(300,000)	(7,128,000)
Net proceeds from sale of real estate held for sale	58,027,000	5,181,000	37,705,000
Purchases of and additions to real estate	(35,800,000)	(41,460,000)	(38,458,000)
Assets acquired in merger	89,181,000	—	—
Distributions from joint ventures	2,374,000	12,903,000	39,390,000
Contributions to joint ventures	(34,054,000)	(72,729,000)	(28,193,000)

Net cash flow provided by (used in) investing activities	72,886,000	(96,373,000)	5,839,000

Cash flow from financing activities:
Borrowings under notes payable	37,059,000	20,161,000	10,000,000
Repayment of notes payable	(32,114,000)	(8,973,000)	(12,810,000)
Borrowings under lines of credit	20,500,000	47,957,000	27,582,000
Repayment of lines of credit	(24,000,000)	(39,457,000)	(44,289,000)
Borrowings under mortgage loans payable	30,286,000	30,316,000	36,934,000
Repayment of mortgage loans payable	(35,866,000)	(10,852,000)	(32,850,000)
Issuance of convertible subordinated debt	—	30,000,000	—
Issuance of junior subordinated debentures	—	—	40,000,000
Debt issue costs	(798,000)	(518,000)	(1,543,000)
Issuance of common stock	59,000	52,447,000	236,000
Repurchase of common stock	(3,690,000)	(6,170,000)	(2,996,000)
Dividends paid	(3,235,000)	(2,264,000)	—
Contributions from noncontrolling interests	6,804,000	482,000	1,615,000
Distributions to noncontrolling interests	(10,712,000)	(504,000)	(3,993,000)

Net cash flow (used in) provided by financing activities	(15,707,000)	112,625,000	17,886,000

Net change in cash and cash equivalents	31,953,000	1,583,000	8,916,000
Cash and cash equivalents, beginning of year	25,831,000	24,248,000	15,332,000

Cash and cash equivalents, end of year	$57,784,000	$25,831,000	$24,248,000

Supplemental disclosure of non-cash investing activities:
Unrealized loss on marketable security, net of tax of $129,000	$194,000	$—	$(194,000)
Foreign currency translation, net of tax of $1,472,000	2,407,000	240,000	(44,000)
Beneficial conversion of convertible subordinated debt	—	2,813,000	—

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—(continued)

In 2009, the debt on a piece of land that was sold was assumed by the buyer resulting in a decrease of proceeds from the sale of real estate of $2,025,000 and reduction of repayment of mortgage loans payable of $2,025,000.

In 2008, the Company converted notes receivable from various executives and directors of the Company related to a joint venture investment in Japan into equity in the Japanese joint venture resulting in an increase in investments in joint ventures of $4,397,000 and a decrease in notes receivable of $4,397,000.

Supplemental cash flow information:
	Year ended December 31,
	2009	2008	2007
Cash paid (refunded) during the year for:
Interest	$11,618,000	$6,945,000	$6,067,000
Interest capitalized	—	999,000	519,000
Income taxes	(4,130,000)	4,000,000	5,310,000

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

NOTE 1—ORGANIZATION

Kennedy-Wilson Holdings, Inc., a Delaware corporation, and its subsidiaries (“Kennedy-Wilson” or “KWH”), provide various commercial and residential real estate services including property management, asset management, brokerage and marketing in the U.S. and Japan primarily to institutional investors, financial institutions, pension funds, and developers. Kennedy-Wilson, principally through joint venture investments, also acquires, renovates and resells commercial and residential real estate, and invests in discounted loan portfolios.

On November 13, 2009, the stockholders of Prospect Acquisition Company (“Prospect”) approved a merger with Kennedy-Wilson, Inc. (“KWI”), whereby KWI became a wholly-owned subsidiary of Prospect, which was renamed Kennedy-Wilson Holdings, Inc. (the “Merger”) The directors and officers of KWI immediately before the Merger became the directors and officers of Kennedy-Wilson, except that one of the KWI directors immediately before the Merger resigned and was replaced by a director from Prospect (see note 3).

Kennedy-Wilson has evaluated all subsequent events through the date that the financial statements are available for issuance.

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION—The consolidated financial statements include the accounts of Kennedy-Wilson and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, Kennedy-Wilson evaluates its relationships with other entities to identify whether they are variable interest entities as defined by FASB Accounting Standards Codification (ASC) Subtopic 810 – Consolidation and to assess whether it is the primary beneficiary of such entities. If the determination is made that Kennedy-Wilson is the primary beneficiary, then that entity is consolidated into the consolidated financial statements in accordance with Variable Interest Entities ASC Subtopic 810-10. The ownership of the other interest holders of consolidated subsidiaries is reflected as noncontrolling interests.

USE OF ESTIMATES—The preparation of the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosure about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the value of accounts and notes receivable, long-lived assets, debt, goodwill, investment in joint ventures, and legal contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

REVENUE RECOGNITION—Management and leasing fees and commissions revenues are accounted for in accordance with the provisions of Revenue Recognition ASC Subtopic 605-10. Management fees for property and asset management are recognized over time as earned based upon the terms of the management agreement. Leasing fees that are payable upon tenant occupancy, payment of rent or other events beyond Kennedy-Wilson’s

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009, 2008 and 2007

control are recognized upon the occurrence of such events. In the case of real estate sales commissions, this generally occurs when escrow closes. In accordance with the guidelines established for Reporting Revenue Gross as a Principal versus Net as an Agent in the ASC Subtopic 605-45, Kennedy-Wilson records commission revenues and expenses on a gross basis. Of the criteria listed in the Subtopic 605-45, Kennedy-Wilson is the primary obligor in the transaction, does not have inventory risk, performs all, or part, of the service, has credit risk, and has wide latitude in establishing the price of services rendered and discretion in selection of agents and determination of service specifications.

Sales of real estate are recognized at the close of escrow when title to the real property passes to the buyer. Kennedy-Wilson follows the requirements for profit recognition as set forth by the Sale of Real Estate ASC Subtopic 360-20.

INVESTMENTS IN JOINT VENTURES—Kennedy-Wilson has a number of joint venture interests, generally ranging from 5% to 15% (but occasionally up to 50%), that were formed to acquire, manage, develop and/or sell real estate. Investments in joint ventures which Kennedy-Wilson does not control are accounted for under the equity method of accounting as Kennedy-Wilson can exercise significant influence, but does not have the ability to control the joint venture. An investment in joint ventures is recorded at its initial investment plus or minus Kennedy-Wilson’s share of undistributed income or loss and less distributions. Declines in value of Kennedy-Wilson’s investment in joint ventures that are other than temporary are recognized when evidence indicates that such a decline has occurred in accordance with Equity Method Investments ASC Subtopic 322-10.

Profit on the sales of real estate held by joint ventures that have continuing involvement are deferred until such time that the continuing involvement has been resolved and all the risks and rewards of ownership have passed to the buyer. Profit on sales to joint ventures in which Kennedy-Wilson retains an equity ownership interest results in partial sales treatment in accordance with Sale of Real Estate ASC Subtopic 360-20, thus deferring a portion of the gain on Kennedy-Wilson’s continuing ownership percentage in the joint ventures.

One of Kennedy-Wilson’s investments in joint ventures, KW Property Fund III, L.P. (the Fund) is, for GAAP purposes, an investment company under the AICPA Audit and Accounting Guide Investment Companies. Thus, the Fund reflects its investments at fair value, with unrealized gains and losses resulting from changes in fair value reflected in earnings. Kennedy-Wilson has retained the specialized accounting for the Fund pursuant to Retention of Specialized Accounting for Investments in Consolidation ASC Subtopic 810-10 in recording its equity in joint venture income from the Fund.

FAIR VALUE MEASUREMENTS—Kennedy-Wilson accounts for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis under the provisions of ASC Subtopic 820-10. Subtopic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

GOODWILL—Goodwill results from the difference between the purchase price and the fair value of net assets acquired based upon the purchase method of accounting for business combinations. In accordance with Accounting for Goodwill ASC Subtopic 350-20, goodwill is no longer amortized, but instead is reviewed for impairment at least annually by Kennedy-Wilson’s management. In testing for impairment in accordance with FASB Codification Subtopic 350-20, goodwill is assigned to the reporting unit based upon the amount of goodwill generated at the time of acquisition of the businesses by the reporting unit. An earnings multiple appropriate to the respective reporting unit is applied to the cash basis net operating income of the reporting unit.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009, 2008 and 2007

This process enables a fair approximation of the reporting unit’s value, which is then compared to the net book value of the reporting unit. As a result of the evaluation performed of its goodwill as described above, Kennedy-Wilson has determined that there was no goodwill impairment as of December 31, 2009, 2008 and 2007.

CASH AND CASH EQUIVALENTS—Cash and cash equivalents consist of cash and all highly liquid investments purchased with maturities of three months or less.

LONG-LIVED ASSETS—Kennedy-Wilson reviews its long-lived assets (excluding goodwill) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Impairment of Long-Lived Assets ASC Subtopic 360-10. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

DISCONTINUED OPERATIONS—Kennedy-Wilson presents components as discontinued operations if the operations and cash flows of the component have been or will be eliminated from the ongoing operations in a disposal transaction where Kennedy-Wilson will not have any significant continuing involvement in the operations of the component after the disposal transaction. A component comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of Kennedy-Wilson. Because each of our real estate assets generally constitutes a discrete subsidiary, many assets that we hold for sale in the ordinary course of business must be reported as a discontinued operation unless we have significant continuing involvement in the operations of the asset after its disposition. Furthermore, operating profits and losses on such assets are required to be recognized and reported as operating profits and losses on discontinued operations in the periods in which they occur. Interest expense is only allocated to discontinued operations to the extent that the interest is specific to the component.

NOTES RECEIVABLE—Kennedy-Wilson accounts for any impairment to the basis of notes receivable in accordance with Accounting by Creditors for Impaired Loans ASC Subtopic 310-10. Accordingly, an impaired loan is measured based upon the present value of expected future cash flows, discounted at the loan’s effective interest rate or, if readily determinable, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependant.

FAIR VALUE OF FINANCIAL INSTRUMENTS—The estimated fair value of Kennedy-Wilson’s financial instruments is determined using available market information and appropriate valuation methodologies. Considerable judgment, however, is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities, accrued salaries and benefits, deferred and accrued income taxes, and income tax receivable approximate fair value due to their short-term maturities. The carrying value of notes receivable (excluding related party notes receivable as they are presumed not to be an arm’s length transaction) approximate fair value as they are negotiated based upon the fair value of loans with similar characteristics. Bank lines of credit and debt approximate fair value as the terms are comparable to the terms currently being offered to Kennedy-Wilson.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009, 2008 and 2007

NONCONTROLLING INTERESTS—Kennedy-Wilson accounts for Noncontrolling Interests in accordance with Noncontrolling Interests in Consolidated Financial Statements ASC Subtopic 810-10, which establishes accounting and reporting standards for a parent company’s noncontrolling interest in a subsidiary.

CAPITALIZED INTEREST—Kennedy-Wilson capitalizes interest in accordance with Capitalization of Interest Cost FASB Codification Subtopic 835-20 for assets that are undergoing development or entitlement activities in preparation for their planned principal operations. For qualifying equity investments, interest is capitalized in accordance with Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for Under the Equity Method FASB Codification Subtopic 835-20. An appropriate interest rate is applied to Kennedy-Wilson’s cash investment in the qualifying asset. The interest is credited against interest expense and added to the basis in the investment. Interest is capitalized when the development or entitlement activity commences and ceases when the investment has begun its planned principal operations.

GUARANTEES—Kennedy-Wilson has certain guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) Kennedy-Wilson could be required to make under the guarantees was approximately $35 million and $46 million at December 31, 2009 and 2008, respectively. The guarantees expire through 2011 and Kennedy-Wilson’s performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sales proceeds of the property. Based upon Kennedy-Wilson’s evaluation of guarantees under Estimated Fair Value of Guarantees ASC Subtopic 460-10, the estimated fair value of guarantees made as of December 31, 2009 and 2008 is immaterial.

CONCENTRATION OF CREDIT RISK—Financial instruments that subject Kennedy-Wilson to credit risk consist primarily of accounts and notes receivable and cash equivalents. Credit risk is generally diversified due to the large number of entities composing Kennedy-Wilson’s customer base and their geographic dispersion throughout the U.S. Kennedy-Wilson performs ongoing credit evaluations of its customers and debtors. Cash and cash equivalents are invested in institutions insured by government agencies. Certain accounts contain balances in excess of the insured limits.

EARNINGS PER SHARE—Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed based upon the weighted average number of shares of common stock and potentially dilutive securities outstanding during the periods presented. The weighted average number of shares outstanding for the diluted earnings per share computation also includes the dilutive impact of options, unvested shares, warrants, and convertible securities and warrants which were outstanding during the period calculated by the “treasury stock” method.

SHARE-BASED PAYMENT ARRANGEMENTS—Kennedy-Wilson accounts for its share-based payment arrangements under the provisions of Share-Based Payments ASC Subtopic 718-10. Compensation cost for employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the share-based award that are ultimately settled in equity of Kennedy-Wilson. The cost of employee services is recognized over the period during which an employee provides service in exchange for the share-based payment award. Share-based payment arrangements that vest ratably over the requisite service period are recognized on the straight-line basis and performance awards that vest ratably are recognized on a tranche by tranche basis over the performance period. Unrecognized compensation costs for share-based payment arrangements that have been modified are recognized over the original service or performance period.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009, 2008 and 2007

FAIR VALUE OPTION—Kennedy-Wilson accounts for financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with changes in fair value reported in earnings in accordance with the provisions of Fair Value Measurements and Disclosures ASC Subtopic 820-10.

INCOME TAXES—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In accordance with Accounting for Uncertainty in Income Taxes FASB Codification Subtopic 605-15, Kennedy-Wilson recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Kennedy-Wilson records interest related to unrecognized tax benefits in interest expense and penalties in selling, general, and administrative expenses.

RECENT ACCOUNTING PRONOUNCEMENTS—The FASB issued Accounting Standards Update (“ASU”) 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R)) in December 2009. ASU 2009-17, which amends the Variable Interest Entity (“VIE”) Subsections of ASC Subtopic 810-10, Consolidation—Overall, revises the test for determining the primary beneficiary of a VIE from a primarily quantitative risks and rewards calculation based on the VIE’s expected losses and expected residual returns to a primarily qualitative analysis based on identifying the party or related-party group (if any) with (a) the power to direct the activities that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. The ASU requires kick-out rights and participating rights to be ignored in evaluating whether a variable interest holder meets the power criterion unless those rights are unilaterally exercisable by a single party or related party group. The ASU also revises the criteria for determining whether fees paid by an entity to a decision maker or another service provider are a variable interest in the entity and revises the Topic 810 scope characteristic that identifies an entity as a VIE if the equity-at-risk investors as a group do not have the right to control the entity through their equity interests to address the impact of kick-out rights and participating rights on the analysis. Finally, the ASU adds a new requirement to reconsider whether an entity is a VIE if the holders of the equity investment at risk as a group lose the power, through the rights of those interests, to direct the activities that most significantly impact the VIE’s economic performance, and requires a company to reassess on an ongoing basis whether it is deemed to be the primary beneficiary of a VIE. ASU 2009-17 is effective for periods beginning after December 15, 2009 and may not be early adopted. Kennedy-Wilson expects that the adoption of ASU 2009-17 will not have a material impact on its consolidated financial statements.

RECLASSIFICATIONS—Certain balances that were included in the income tax receivable account have been reclassified to the deferred tax liability account for 2008 in the accompanying consolidated balance sheet.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009, 2008 and 2007

NOTE 3—ACQUISITION

On November 13, 2009, KWI merged with Prospect, a blank check company formed for the purpose of acquiring control of, through a merger, capital stock exchange, asset acquisition, reverse capitalization, stock purchase, reorganization or other similar business combination, one or more operating businesses or assets in the financial services industry. The resulting merged entity is KWH which continues the business operations of KWI, including all of their personnel and management. Consequently, the Merger achieved Prospect’s business combination purpose while providing $89 million in cash for the newly formed KWH to take immediate actions to acquire real estate and loans secured by real estate in the currently distressed real estate markets in the United States and abroad.

The Merger was accounted for as a reverse acquisition in accordance with Business Combinations ASC 805-40, because the stockholders of KWI immediately prior to the consummation of the Merger obtained effective control of Prospect, immediately following completion of the Merger, through (1) their stockholder interest comprising the largest single control block of shares in the post-merger company, (2) a majority of the members of the board of directors of the post-merger company being comprised of KWI directors (initially, six directors of KWI and one director of Prospect), and (3) all of the senior executive officers of the post-merger company being comprised of KWI executive officers. Accordingly, the assets, liabilities and results of operations of KWI have become the historical financial statements of Prospect at the closing of the Merger, and Prospect’s assets (primarily cash and cash equivalents), liabilities and results of operations have been consolidated with KWI beginning on the date of the Merger, again becoming the combined entity of Kennedy-Wilson. The components of equity are the retained earnings and other equity balances of KWI immediately before the Merger with the capital share account of KWI adjusted to reflect the par value of the outstanding shares of Prospect. Assets, liabilities, and results of operations of Prospect have been consolidated at fair value in accordance with Business Combinations ASC Subtopic 805-10. All direct costs of the Merger have been charged to operations in the period that such costs were incurred.

Effective with the Merger, common stockholders of KWI received as consideration 20.4 million shares of Prospect’s common stock and preferred stockholders of KWI received as consideration 5.6 million shares of Prospect’s common stock, for an aggregate consideration of 26.0 million shares of Prospect common stock. In addition, 2.5 million shares of Prospect common stock were reserved for issuance to employees, non-employees and management of Kennedy-Wilson pursuant to an equity compensation plan adopted by Prospect’s board of directors and approved by Prospect’s stockholders on November 13, 2009. Upon completion of the Merger, Prospect shareholders were granted 12.8 million shares of the KWH, with a fair value of $89 million, resulting in 31% ownership in the combined company Kennedy-Wilson. The net assets received from Prospect were $89 million of cash, no material liabilities assumed, and no other identifiable intangible assets. Because the value of the consideration given to Prospect equals the fair value of the net identifiable assets, no goodwill was recorded from the Merger.

Merger related costs (in millions and included in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2009)

Compensation and related	$12.5
General and administrative	3.6

Total	$16.1

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009, 2008 and 2007

The amount of Prospect revenue and earnings included in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2009, and the revenue and earnings of the combined entity had the acquisition date been January 1, 2009 and January 1, 2008, are as follows:

Unaudited, in 000’s	Revenue	Net Income Attributable to Kennedy-Wilson common shareholders	EPS
Actual Prospect from November 13, 2009—December 31, 2009	$20	$16	$—
Supplemental pro forma from January 1, 2009—December 31, 2009	86,295	3,323	0.09
Supplemental pro forma from January 1, 2008—December 31, 2008	36,034	1,948	0.05

This unaudited pro forma financial information is not intended to represent or be indicative of what would have occurred if the transaction had taken place on the dates presented and is not indicative of what Kennedy-Wilson’s actual results of operations would have been had the acquisition been completed at the beginning of the periods indicated above.

NOTE 4—NOTES RECEIVABLE

Notes receivable consists of the following:

	December 31,
	2009	2008
Note receivable, fixed interest rate of 10%, interest only, due December 2010, secured by personal property	$500,000	$—
Other	41,000	43,000

Total notes receivable from third parties	541,000	43,000

Note receivable from a joint venture investment, fixed interest rate of 9%, principal and accrued interest due June 2010, secured by deed of trust	805,000	—
Note receivable from a joint venture investment, fixed interest rate of 10%, principal and accrued interest due June 2010, secured by deed of trust	1,352,000	—
Note receivable from a joint venture investment, fixed interest rate of 15%, principal and accrued interest due June 2010, secured by deed of trust	4,487,000	—
Note receivable from the CEO of Kennedy-Wilson, fixed interest rate of 7.5%, principal and accrued interest due April 2011, unsecured, principal and interest forgiven in 2009 in connection with the Merger	—	3,455,000
Note receivable, fixed interest rate of 7%, interest only, repaid in 2009, secured by preferred stock shares that were acquired from the Kennedy-Wilson	—	300,000

Total notes receivable from related parties	6,644,000	3,755,000

	$7,185,000	$3,798,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009, 2008 and 2007

NOTE 5—INVESTMENT IN REAL ESTATE

Kennedy-Wilson’s investment in real estate includes the following:

	December 31,
	2009	2008
Office building in Japan	$8,375,000	$8,428,000
Residential land in Landcaster and Victorville, California	—	7,724,000
House in Kona, Hawaii	8,724,000	8,361,000
204-unit residential apartment complex in Lompoc, California	25,707,000	25,637,000
Residential land in Kent, Washington	845,000	733,000

	43,651,000	50,883,000
Less: Accumulated depreciation	(3,070,000)	(2,156,000)

Total	$40,581,000	$48,727,000

On June 6, 2009, Kennedy-Wilson acquired a condominium project located in Los Angeles, California. The project was purchased for the purposes of resale and was classified as held for sale at the date of acquisition in accordance with reporting real estate as held for sale under ASC Subtopic 360-10.

During 2008, Kennedy-Wilson sold its interest in an entity that owned an office building located in Glendora, California for $1,488,000. The sale resulted in a gain of $564,000, which is included in other income in the accompanying consolidated statements of operations and comprehensive loss. Kennedy-Wilson continues to provide management services to the property and therefore it is not included in discontinued operations.

Kennedy-Wilson capitalized $219,000 and $519,000 of interest to investments in real estate for the years ended December 31, 2008 and 2007, respectively, related to the residential lot located in Kona, Hawaii while the lot was being developed for its intended use. In addition to land costs of $6,667,000, capitalized costs, excluding capital interest, were $89,000 for 2008. As this project has been developed for its intended use during 2008, no additional interest has been capitalized during 2009.

During 2007, Kennedy-Wilson purchased and sold an office building located in Los Angeles, California, realizing income from discontinued operations of $2,797,000. This was the only property sold in 2007. Discontinued operations for the year ended December 31, 2007 were as follows:

Rental revenue	$2,931,000
Rental operating expense	(980,000)
Depreciation and amortization	(737,000)
Interest expense	(1,826,000)
Gain on sale	5,269,000
Income tax expense	(1,860,000)

Total	$2,797,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009, 2008 and 2007

NOTE 6—INVESTMENTS IN JOINT VENTURES

Kennedy-Wilson has a number of joint venture interests, generally ranging from 5% to 15% (but occasionally up to 50%), which were formed to acquire, manage, develop and/or sell real estate. Kennedy-Wilson has significant influence over these entities, but not voting or other control and accordingly, these investments are accounted for under the equity method.

Summarized financial data of the joint ventures are as follows:

	December 31,
	2009			2008
	KW Residential LLC	Other	Total	KW Residential LLC	Other	Total
Balance sheets for equity method investments:
Assets
Cash	$28,404,000	$18,721,000	$47,125,000	$26,083,000	$25,665,000	$51,748,000
Real estate	548,927,000	1,763,600,000	2,312,527,000	582,592,000	1,582,148,000	2,164,740,000
Other	16,904,000	169,622,000	186,526,000	18,585,000	251,099,000	269,684,000

Total assets	594,235,000	1,951,943,000	2,546,178,000	627,260,000	1,858,912,000	2,486,172,000

Liabilities
Debt	$307,877,000	$1,045,862,000	$1,353,739,000	$407,525,000	$1,046,514,000	$1,454,039,000
Other	11,618,000	51,234,000	62,852,000	12,950,000	24,377,000	37,327,000

Total liabilities	319,495,000	1,097,096,000	1,416,591,000	420,475,000	1,070,891,000	1,491,366,000

Partners’ capital
Kennedy Wilson	91,276,000	91,871,000	183,147,000	62,379,000	73,644,000	136,023,000
Other partners	183,464,000	762,976,000	946,440,000	144,406,000	714,377,000	858,783,000

Total partners’ capital	274,740,000	854,847,000	1,129,587,000	206,785,000	788,021,000	994,806,000

Total liabilities and partners’ capital	$594,235,000	$1,951,943,000	$2,546,178,000	$627,260,000	$1,858,912,000	$2,486,172,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009, 2008 and 2007

Total investments are comprised of the following:

	Years ended December 31,
	2009			2008
	KW Residential LLC	Other	Total	KW Residential LLC	Other	Total
Equity method	$91,276,000	$91,871,000	$183,147,000	$62,379,000	$73,644,000	$136,023,000
Unrealized gain on fair value option		802,000	802,000	—	5,856,000	5,856,000

	91,276,000	92,673,000	183,949,000	62,379,000	79,500,000	141,879,000
Cost method	—	1,303,000	1,303,000	—	309,000	309,000

Total Investments	$91,276,000	$93,976,000	$185,252,000	$62,379,000	$79,809,000	$142,188,000

	Years ended December 31,
	2009			2008
	KW Residential LLC	Other	Total	KW Residential LLC	Other	Total
Statements of income:
Revenues	$32,750,000	$140,119,000	$172,869,000	$28,323,000	$173,146,000	$201,469,000

Depreciation	12,021,000	36,221,000	48,242,000	5,413,000	40,155,000	45,568,000
Interest	14,828,000	51,764,000	66,592,000	12,936,000	51,689,000	64,625,000
Other expenses	17,361,000	66,228,000	83,589,000	14,044,000	61,969,000	76,013,000

Total expenses	44,210,000	154,213,000	198,423,000	32,393,000	153,813,000	186,206,000
Gains on extinguishment of debt	28,320,000	—	28,320,000	—	—	—

Net (loss) Income	$16,860,000	$(14,094,000)	$2,766,000	$(4,070,000)	$19,333,000	$15,263,000

Net income allocation:
Kennedy Wilson	$5,949,000	$2,070,000	$8,019,000	$(694,000)	$4,935,000	$4,241,000
Other partners	10,911,000	(16,164,000)	(5,253,000)	(3,376,000)	14,398,000	11,022,000

Net (loss) income	$16,860,000	$(14,094,000)	$2,766,000	$(4,070,000)	$19,333,000	$15,263,000

	Year ended December 31, 2007
	KW Residential LLC	Other	Total
Statements of income:
Revenues	$17,919,000	$211,520,000	$229,439,000

Depreciation	1,711,000	38,713,000	40,424,000
Interest	6,897,000	49,083,000	55,980,000
Other expenses	9,030,000	59,596,000	68,626,000

Total expenses	17,638,000	147,392,000	165,030,000

Net (loss) Income	$281,000	$64,128,000	$64,409,000

Net income allocation:
Kennedy Wilson	646,000	26,787,000	27,433,000
Other partners	(365,000)	37,341,000	36,976,000

Net (loss) income	$281,000	$64,128,000	$64,409,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009, 2008 and 2007

Equity in joint venture income for the year ended December 31, 2009:

	2009	2008	2007
Net income allocation	$7,217,000	$4,241,000	$27,433,000
Unrealized gain on fair value option	802,000	5,856,000	—

	$8,019,000	$10,097,000	$27,433,000

Kennedy-Wilson has determined that as of December 31, 2009 and 2008, it has investments in two variable interest entities and based on its evaluation under Equity Method Investment ASC Subtopic 323-10 has concluded that Kennedy-Wilson is not the primary beneficiary. As of December 31, 2009 and 2008, the variable interest entities had assets totaling $132 million and $132 million, respectively. As of December 31, 2009 and 2008, Kennedy-Wilson’s exposure to loss as a result of its interests in these variable interest entities was $7.0 million and $7.8 million, respectively, related to its equity contributions. In addition, Kennedy-Wilson has $14.2 million in the form of loan guarantees that represent 20% of the mortgage loans of the underlying variable interest entities.

Investments in which Kennedy-Wilson does not have significant influence are accounted for under the cost method of accounting. At December 31, 2009 and 2008, Kennedy-Wilson had four investments accounted for under the cost method with a carrying value totaling $1,303,000 and $309,000, respectively.

Distributions in excess of Kennedy-Wilson’s basis in investments in joint ventures totaling $0, $56,000 and $1,694,000 were deferred for the years ended December 31, 2009, 2008, and 2007, respectively, due to continuing involvement in the real estate sold by the joint venture. Total deferred revenues and gains on sale of investments in joint ventures included in accrued expenses and other liabilities were $3,664,000 and $3,450,000 at December 31, 2009 and 2008, respectively.

NOTE 7—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION

FAIR VALUE MEASUREMENTS—Fair Value Measurements and Disclosures ASC Subtopic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1—Valuations based on unadjusted quoted market prices in active markets for identical securities.

Level 2—Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets and quoted prices in markets that are not active.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009, 2008 and 2007

The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2009 classified according to the Fair Value Measurements and Disclosures ASC Subtopic 820-10 valuation hierarchy:

	Level 1	Level 2	Level 3	Total
Available-for-sale security	$22,000	$—	$—	$22,000
Investment in joint ventures	—	—	19,590,000	19,590,000

	$22,000	$—	$19,590,000	$19,612,000

The following table presents changes in Level 3 investments for the year ended December 31, 2009:

	December 31, 2008	Net Purchases or sales	Realized gains or losses	Unrealized appreciation or (depreciation)	Net transfers in or out of Level 3	Total
Investment in joint ventures	$15,088,000	$1,591,000	$—	$2,911,000	$—	$19,590,000

The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2008 classified according to the Fair Value Measurements and Disclosures ASC Subtopic 820-10 valuation hierarchy:

	Level 1	Level 2	Level 3	Total
Available-for-sale security	$28,000	$—	$—	$28,000
Investment in joint ventures	$—	$—	15,088,000	15,088,000

	$28,000	$—	$15,088,000	$15,116,000

The following table presents changes in Level 3 investments for the year ended December 31, 2008:

	December 31, 2007	Net Purchases or sales	Realized gains or losses	Unrealized appreciation or (depreciation)	Net transfers in or out of Level 3	Total
Investment in joint ventures	$22,000	$8,019,000	$—	$7,047,000	$—	$15,088,000

Kennedy-Wilson records its investment in the Fund based on the amount of net assets that would be allocated to its interests in the Fund assuming the Fund was to liquidate its investments at fair value. The Fund reports its investments in real estate at fair value based on valuations of the underlying real estate holdings and indebtedness securing the real estate. The valuations of real estate were, in part, based on third party appraisals and management estimates of the real estate assets using an income approach. The indebtedness securing the real estate and the investments in debt securities were valued, in part, based on third party valuations and management estimates also using an income approach. Kennedy-Wilson’s investment balance in the Fund was $7,931,000 and $2,332,000 at December 31, 2009 and 2008, respectively.

FAIR VALUE OPTION—Kennedy-Wilson has elected the fair value option for two investments in joint venture entities that were acquired during 2008. Kennedy-Wilson elected to record these investments at fair value to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. The decrease and increase in fair value for these investments of $802,000 and $5,856,000, respectively, is recorded in equity in joint venture income in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2009 and 2008, respectively. Kennedy-Wilson determines

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009, 2008 and 2007

the fair value of these investments based upon the income approach, utilizing estimates of future cash flows, discount rates and liquidity risks.

NOTE 8—OTHER ASSETS

Office furniture and equipment and leaseholds improvements are carried at cost. The office furniture and equipment are depreciated over a period of three to ten years and the leasehold improvements are amortized over their estimated useful lives or the lease term, whichever is shorter. Other assets consist of the following:

	December 31,
	2009	2008
Office furniture and equipment	$1,404,000	$1,439,000
Leasehold improvements	57,000	57,000

	1,461,000	1,496,000
Less: Accumulated depreciation and amortization	(837,000)	(1,049,000)

	624,000	447,000
Prepaid expenses	4,316,000	1,740,000
Loan fees, net of accumulated amortization of $1,213,000 and $1,522,000 at December 31, 2009 and 2008, respectively	1,248,000	1,367,000
Deposits and other, net of accumulated amortization of $0 and $7,000 at December 31, 2009 and 2008, respectively	817,000	656,000

	$7,005,000	$4,210,000

Depreciation and amortization expense related to the above depreciable assets was $209,000, $256,000, and $695,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 9—NOTES PAYABLE

Notes payable were incurred primarily in connection with the acquisition of joint venture investments and include the following:

	December 31,
	2009	2008
Note payable, interest payable monthly, $467,000 monthly principal payments, variable interest rate at the lenders base rate, 4% at December 31, 2009, unsecured, due August 2014	$26,133,000	$—
Note payable, variable interest rate based on prime repaid in 2009	—	5,000,000
Note payable, variable interest rate of 8% plus the greater of 4% or the 1-month LIBOR rate, secured by the Kennedy-Wilson’s ownership interest in two joint ventures, repaid in 2009	—	12,000,000
Loan payable to related party for $4,255,000, fixed interest rate of 14%, 10% payable monthly and 4% deferred until repayment of the loan or maturity, secured by Kennedy-Wilson’s ownership interest in a multi-family property, repaid in 2009	—	4,188,000

	$26,133,000	$21,188,000

Kennedy-Wilson is required to comply with debt covenants for its borrowings under the $26.1 million outstanding loan amount. The covenants include a tangible net worth, minimum liquidity, debt service coverage ratio, and a requirement to be profitable. At December 31, 2009 Kennedy-Wilson was in compliance with all covenants, except the profitability covenant. Kennedy-Wilson obtained a waiver of this covenant for the year ended December 31, 2009.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009, 2008 and 2007

NOTE 10—BORROWINGS UNDER LINES OF CREDIT

Kennedy-Wilson has entered into a loan agreement with US Bank and East-West Bank that provides Kennedy-Wilson with an unsecured revolving credit facility for use in acquisitions and for working capital purposes in the amount of $30 million. The loan bears interest at a range of rates from prime to prime plus 0.50%, or, at the borrower’s option, LIBOR plus 2.50% to LIBOR plus 3.00%. During 2009, the average outstanding borrowings under the line of credit was $19.1 million with the high and low outstanding balances being $26.0 million and $10.0 million, respectively. During 2008, the average outstanding borrowings under the line of credit was $3.4 million with the high and low outstanding balances being $18.5 million and $0, respectively. The borrowings under this loan had interest rates ranging from 3.25% to 4.50% and 3.75% to 5.50% at December 31, 2009 and 2008, respectively. The principal amount outstanding under this loan was $10.0 million at December 31, 2009 and $13.5 million at December 31, 2008. The loan matures in June 2011.

Kennedy-Wilson’s ability to borrow under this facility is subject to compliance with certain financial covenants, including maximum balance sheet leverage and fixed charge coverage ratios. As of December 31, 2009 and 2008, Kennedy-Wilson was in compliance with the covenants.

NOTE 11—MORTGAGE LOANS PAYABLE

	December 31,
	2009	2008

Mortgage loan payable, fixed interest rate on initial advance ($18,600,000), 6.16% at December 31, 2009, variable interest rate on subsequent advances of 1-month LIBOR plus 1.25% (1.481% at December 31, 2009) originally due January 2010, extended to January 2011, secured by multi-family property.	$20,740,000	$20,740,000
Mortgage loan payable, fixed interest rate of 10%, secured by residential land, repaid in 2009	—	2,025,000
Mortgage loan payable, fixed interest rate of 2.175%, interest only with partial principal repayment, $262,000 repaid in 2008, $3,555,000 repaid in 2009, balance due June 2012, secured by office building	2,778,000	6,333,000
Mortgage loan payable, variable interest rate of prime, 4.00% at December 31, 2009, interest paid monthly, balance due June 2010, secured by property	450,000	450,000

	$23,968,000	$29,548,000

During 2009, Kennedy-Wilson entered into two mortgage loans payable totaling $26.1 million that had interest rates of 9% and 15% relating to the acquisition of 149 units in a condominium project. These two loans were repaid during 2009 primarily from proceeds of the sale of units in the condominium project.

The aggregate maturities of mortgage loans payable subsequent to December 31, 2009 are: $21,190,000 in 2010, $0 in 2011 and $2,778,000 in 2012.

NOTE 12—CONVERTIBLE SUBORDINATED NOTE

In November 2008, Kennedy-Wilson issued a convertible subordinated note in the amount of $30 million. The note bears interest at a fixed rate of 7%. Interest is payable quarterly with the outstanding principal due in

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009, 2008 and 2007

November 2018. The holder of the note may convert the note, in whole or in part, into common stock of Kennedy-Wilson at a conversion price of $10.52 per share of common stock at any time prior to the 10th anniversary of the note. At any time on or after the ninth anniversary of the date of the note and prior to the due date, Kennedy-Wilson may demand that the holder of the note convert the note in accordance with the terms of the note. Upon consummation of the merger, the conversion price was amended to $9.86 per share and the expiration date for the conversion period was amended to May 3, 2017.

The convertible subordinated note was issued with a beneficial conversion feature as the share price on the commitment date was in excess of the conversion price. The beneficial conversion feature totaled $2,528,000 and $2,813,000 at December 31, 2009 and 2008, respectively, and is being amortized over ten years from issue date using the effective interest method.

NOTE 13—JUNIOR SUBORDINATED DEBENTURES

In 2007, Kennedy-Wilson issued junior subordinated debentures in the amount of $40 million. The debentures were issued to a trust established by Kennedy-Wilson, which contemporaneously issued $40 million of trust preferred securities to Merrill Lynch International. The interest rate on the debentures is fixed for the first ten years at 9.06%, and variable thereafter at LIBOR plus 3.70%. Interest is payable quarterly with the principal due in 2037.

Prior to April 30, 2012, Kennedy-Wilson may redeem the debentures, upon a Special Event, as defined in the debentures, at a redemption price equal to 107.5% of the outstanding principal amount. After April 30, 2012, Kennedy-Wilson may redeem the debentures, in whole or in part, on any interest payment date at par.

Kennedy-Wilson is required to be in compliance with certain financial covenants, including maximum balance sheet leverage and fixed charge coverage ratios. As of December 31, 2009, Kennedy-Wilson was in compliance with the covenants.

NOTE 14—RELATED PARTY TRANSACTIONS

In 2009, the firm of Kulik, Gottesman & Mouton Ltd. was paid $366,000 for legal services provided by the firm and $25,000 for director’s fees for Kent Mouton, a partner in the firm and a member of Kennedy-Wilson’s Board of Directors, respectively. For 2008, the amounts were $286,000 and $30,000, respectively. For 2007, the amounts were $138,000 and $28,000, respectively. For the year ended December 31, 2009, Mr. Mouton received a payment of $10,000 upon the termination of the 2009 Equity Participation Plan. See Note 17.

The firm of Solomon, Winnett & Rosenfield was paid $219,000, $194,000, and $174,000 for income tax services provided by the firm during the years ended December 31, 2009, 2008, and 2007, respectively. Jerry Solomon is a partner in the firm and a member of Kennedy-Wilson’s Board of Directors. For the years ended December 31, 2009, 2008, and 2007, Mr. Solomon was paid director’s fees in the amounts of $22,000, $29,000, and $29,000, respectively. For the year ended December 31, 2009, Mr. Solomon received a payment of $10,000 upon the termination of the 2009 Equity Participation Plan. See Note 17.

In October 2009, Kennedy-Wilson entered into a 7-year lease with an affiliate of a shareholder for their corporate offices in Beverly Hills, California. The lease commences on January 1, 2010 and at December 31, 2009, future minimum lease consideration payments under this agreement were $7,462,000.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009, 2008 and 2007

Kennedy-Wilson received fees and other income from affiliates and entities in which Kennedy-Wilson holds ownership interests in the following amounts:

	Year ended December 31,
	2009	2008	2007
Property management and leasing fees	$10,138,000	$8,380,000	$10,306,000
Commissions	727,000	4,295,000	8,896,000
Sale of real estate	$6,698,000	—	—

Total related party revenue	$17,563,000	$12,675,000	$19,202,000

In 2008, Kennedy-Wilson sold its ownership interest in three joint venture investments to a fund in which it also has an ownership interest of 7.64%. The gains recognized on the sale of these three ownership interests totaled $1,409,000 and are included in equity in income of joint ventures in the accompanying consolidated statements of operations and comprehensive loss. Gains on the sale of the joint venture interests were deferred in the amount of $56,000 and are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

In 2009, Kennedy-Wilson received reimbursement from KW Residential , LLC for payroll and consulting services in the amount of $272,619 and $147,031, respectively. For 2008 and 2007, Kennedy was paid $270,479 and $269,184, respectively, for payroll and $138,891 and $486,277, respectively, for consulting services.

In 2008, Kennedy-Wilson entered into a note payable in the amount of $4,255,000 with a joint venture in which it owns a 4.42% interest. The terms of the note are discussed in Note 9.

NOTE 15—INCOME TAXES

The (benefit from) provision for income taxes consists of the following:

	Year ended December 31,
	2009	2008	2007
Current
Federal	$(9,461,000)	$(2,416,000)	$4,637,000
State	228,000	(351,000)	689,000

	(9,233,000)	(2,767,000)	5,326,000

Deferred
Federal	5,987,000	2,905,000	759,000
State	(715,000)	467,000	159,000

	5,272,000	3,372,000	918,000

Total	$(3,961,000)	$605,000	$6,244,000

The (benefit from) provision for income taxes is allocated as follows:

	Year ended December 31,
	2009	2008	2007
Continuing operations	$(3,961,000)	$605,000	$4,384,000
Discontinued operations	—	—	1,860,000

	$(3,961,000)	$605,000	$6,244,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009, 2008 and 2007

A reconciliation of the statutory federal income tax rate with Kennedy-Wilson’s effective income tax rate is as follows:

	Year ended December 31,
	2009	2008	2007
Tax computed at statutory rate	$(4,630,000)	$414,000	$5,473,000
State income taxes, net of federal benefit	(681,000)	69,000	551,000
Non-vested stock expense	525,000	375,000	384,000
Capitalized transaction costs	528,000	—	—
Adjustment to investment basis	954,000	—	—
Noncontrolling interest and other	(657,000)	(253,000)	(164,000)

(Benefit from) provision for income taxes	$(3,961,000)	$605,000	$6,244,000

The following summarizes the effect of deferred income tax items and the impact of “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2009	2008
Deferred tax assets:
Accrued reserves	$194,000	$223,000
Stock option expense	309,000	—
Net operating loss carryforward	1,236,000	—
Marketable securities	294,000	291,000
Accrued bonuses	456,000	—

Total deferred tax assets	2,489,000	514,000

Deferred tax liabilities:
Depreciation and amortization	6,366,000	4,738,000
Prepaid expenses and other	1,096,000	254,000
Investment basis and reserve differences	3,040,000	779,000
Accrued payroll	—	138,000
Unrealized gain on fair value option	3,639,000	2,364,000
Foreign currency translation	1,472,000	—
Capitalized interest	2,315,000	1,711,000

Total deferred tax liabilities	17,928,000	9,984,000

Net deferred tax liability	$15,439,000	$9,470,000

Based upon the level of historical taxable income and projections for future taxable income over the periods which Kennedy-Wilson’s gross deferred tax assets are deductible, management believes it is more likely than not Kennedy-Wilson will realize the benefits of these deductible differences at December 31, 2009 and 2008.

Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

Kennedy-Wilson’s federal income tax returns remain open to examination for the tax years 2006 through 2009.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009, 2008 and 2007

NOTE 16—COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under scheduled operating leases, net of minor subleases, that have initial or remaining noncancelable terms in excess of one year are as follows:

Year	Operating Leases
2010	$1,961,000
2011	1,460,000
2012	1,205,000
2013	1,068,000
2014	1,097,000
Thereafter	2,300,000

Total minimum payments	9,091,000
Less: Sublease	(196,000)

$8,895,000

Net rental expense amounted to $1,989,000, $1,586,000, and $1,517,000 for the years ended December 31, 2009, 2008, and 2007, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.

EMPLOYMENT AGREEMENTS—Kennedy-Wilson has entered into employment agreements with its Chief Executive Officer and its Co-Chief Executive Officer of the Commercial Investment Group, which provide for annual base compensation in the aggregate amounts of $950,000 and $600,000, respectively, and expire in December 2019 and January 2014, respectively. The employment agreements provide for the payment of cash bonuses, in connection with the Merger, in the amounts of $4,850,000 and $2,000,000, respectively, and were paid in November 2009. Additionally, the employment agreements provide for cash bonuses of $2,425,000 and $1,000,000, respectively, to be paid out on April 1, 2010 contingent upon Kennedy-Wilson achieving certain performance targets as described in the employment agreement. The employment agreements also provide for the issuance of 556,875 shares of restricted stock to each officer that vest in equal amounts over five years provided certain performance targets are achieved. Also, in connection with the merger, Kennedy-Wilson forgave a note, including principal and interest, due from its Chief Executive Officer in the total amount of $4,281,000. Additionally, the employment agreements provide for the payment of an annual discretionary bonus in an amount determined in the sole and absolute discretion of the Compensation Committee of the board of directors.

Kennedy-Wilson also has employment agreements with other non-officer employees which provide for aggregate minimum annual compensation of $1,024,000 which expire in 2010.

LITIGATION—Kennedy-Wilson is currently a defendant in certain routine litigation arising in the ordinary course of business. It is the opinion of management and legal counsel that the outcome of these actions will not have a material effect on the financial position or results of operations of Kennedy-Wilson.

NOTE 17—STOCK COMPENSATION PLANS

In March 2009, KWI adopted the 2009 Equity Participation Plan (the Equity Plan) that allowed for the grant of up to 2,852,312 shares of common stock. KWI granted 1,426,156 performance awards and 1,426,156 service awards with an exercise price of $7.89. The performance and service awards were scheduled to vest ratably over a seven year period with settlement in shares of common stock of KWI. The option awards would have expired at

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009, 2008 and 2007

the end of ten years. The Equity Plan allowed participants to settle vested awards with cash, a full recourse note, or net share settlement. Kennedy-Wilson has determined the compensation expense to be recorded under the Equity Plan using the Black-Scholes-Merton option pricing model. The option pricing model inputs used to determine the grant date fair value of $10.3 million were an expected stock option term of 7 years, expected volatility of 43.4%, expected risk free rate of 2.5%, and no expected dividends. In November 2009, the Equity Plan was cancelled and replaced by another 2009 Equity Participation Plan. Upon termination of the Equity Plan, the board of directors of KWI approved a cash payment to option holders totaling $1.5 million.

On November 13, 2009, Kennedy-Wilson adopted the 2009 Equity Participation Plan (the New Equity Plan) that allows for the grant of up to approximately 2.5 million shares of common stock. Approximately 2.4 million restricted share awards were granted to employees, which vest ratably over a five year period. Vesting of the restricted share awards is contingent upon the expected achievement of a performance target as of the initial vesting date of November 13, 2010. Management believes it is probable that the performance target will be achieved and as a result recorded compensation costs related to these awards. From inception of the plan through December 31, 2009 there have been no shares issued to participants. These restricted share awards are recognized as expense on a tranche by tranche basis over the five year performance period.

The cancellation and settlement of the Equity Plan along with the granting of new awards under the New Equity Plan was determined to be a plan modification. Therefore the aggregate compensation cost recognized as a result of the modification will be the remaining grant date fair value of the Equity Plan plus the incremental compensation cost resulting from the modification. The incremental compensation costs are measured as the grant date fair value of the restricted stock awards plus the cash paid to settle the Equity Plan awards less the fair value of the Equity Plan on the date of modification. Since, on the date of modification, the cumulative compensation cost recognized under the Equity Plan exceeded the cash paid to settle the award, no additional compensation costs were recorded as a result of the cash payment and it was recorded as a reduction to equity. The fair value of the Equity Plan on the date of modification was determined utilizing the Black-Scholes-Merton option pricing model. The option pricing model inputs used to were an expected stock option term of 6.29 years, volatility of 41.9%, risk free interest rate of 2.95%, and no expected dividends.

As of December 31, 2009, there was $10.7 million of unrecognized compensation cost for the New Equity Plan related to unvested restricted shares and $8.3 million of unrecognized compensation cost for the Equity Plan. The cost for the New Equity Plan is expected to be recognized over a weighted average period of 2.0 years and the cost for the Equity Plan is expected to be recognized over a weighted average period of 3.1 years.

Compensation cost recognized for the year ended December 31, 2009 was $2, 314,000 and is included in compensation and related expense in the accompanying statement of operations and comprehensive loss.

Kennedy-Wilson had the 1992 Incentive and Non-statutory Stock Option Plan, which included a Plan A and Plan B and the 1992 Non-Employee Director Stock Option Plan (Plan C). An aggregate of 6,465,239 shares of common stock were reserved for issuance under Plans A and B and 308,050 shares of common stock were reserved for issuance under Plan C.

During the year ended December 31, 2009, the last remaining 55,448 options granted under the Company’s were exercised. During the year ended December 31, 2008, the last remaining 42,785 options granted under Plan B of the Company’s 1992 Incentive and Non-statutory Stock Option Plan (1992 Incentive Plan) were exercised. During the year ended December 31, 2007, the last remaining 209,170 options granted under Plan A of the 1992 Incentive Plan were exercised.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009, 2008 and 2007

The following table sets forth activity under the plans:

	Options	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding, January 1, 2007	307,403	$1.00 - $2.32	$1.26
Exercised	(209,170)	$1.11 - $1.14	$1.13

Balance, December 31, 2007	98,233	$1.00 - $2.32	$1.55
Exercised	(42,785)	$2.17	$2.17

Balance, December 31, 2008	55,448	$1.00 - $2.32	$1.07
Granted	2,852,312	$7.89	$7.89
Exercised	(55,448)	$1.00 - $2.32	$1.07
Cancelled	(2,852,312)	$7.89	$7.89

Balance, December 31, 2009	—	—	—

The weighted average grant date fair value for the restricted shares granted under the New Equity Plan was $9.25. There are no vested or forfeited shares under the New Equity Plan as of December 31, 2009.

During 2001 and 2002, KWI’s chairman and chief executive officer was granted a total of 6,465,239 shares of non-vested stock that vest over a period of eight to ten years. For the years ended December 31, 2009, 2008, and 2007, compensation expense for grants that vested during the years was $1,543,000, $1,015,000, and $1,015,000, respectively, and is included in compensation and related expenses in the accompanying consolidated statements of operations and comprehensive loss. At December 31, 2009, 2008, and 2007, the amount of non-vested shares deducted from additional paid-in capital was $0, $1,543,000, and $2,558,000, respectively. During 2009, in connection with the merger, the vesting of the remaining shares was accelerated and the expense is included in compensation and related expenses.

NOTE 19—CAPITAL STOCK TRANSACTIONS

During 2009, 2008, and 2007, Kennedy-Wilson acquired approximately 443,000, 624,000, and 460,000 shares, respectively, of its common stock for total consideration of $3,690,000, $6,170,000, and $2,996,000, respectively.

In 2008, before preferred shares were converted to common shares and the shares were recast to match the presentation of Prospect in connection with the Merger, KWI issued 53,000 shares of Series A Preferred Stock (the “preferred stock”). The proceeds from the issuance of the preferred stock were $52,354,000, net of expenses related to the offering totaling $646,000. The holders of the preferred stock were entitled to receive dividends quarterly at a per annum rate equal to 7% of the liquidation value of $1,000 per share. The preferred stock had a conversion price of $42 per share. In connection with the Merger the preferred stock was converted to common stock and the conversion price was modified to $36 per share. The change in conversion price resulted in the issuance of additional shares to pre-merger preferred shareholders in the amount of $7,879,000. In addition, cash dividend payments to pre-Merger preferred shareholders for the years ended December 31, 2009 and 2008 were $3,235,000 and $2,264,000, respectively.

Kennedy-Wilson also has 17,750,000 warrants outstanding. The warrants carry an exercise price of $12.50 with an expiration date of November 14, 2013. Kennedy-Wilson may call for redemption of the warrants in whole and not in part at a price of $0.01 per warrant if the share price of its common stock equals or exceeds $19.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders, or upon not less than 30 days’ prior written notice of redemption to each warrant holder.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009, 2008 and 2007

NOTE 20—EMPLOYEE BENEFIT ARRANGEMENTS

Kennedy-Wilson has a qualified plan under the provisions of Section 401(k) of the Internal Revenue Code. Under this plan, participants are able to make salary deferral contributions of up to 15% of their total compensation, up to a specified maximum. The 401(k) plan also includes provisions which authorize Kennedy-Wilson to make discretionary contributions. During 2009, 2008, and 2007, Kennedy-Wilson made matching contributions of $32,000, $6,000, and $100,000, respectively, to this plan and is included in compensation and related expenses in the accompanying consolidated statements of operations and comprehensive loss.

NOTE 21—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2009	2008	2007
Basic (loss) income per share attributable to Kennedy-Wilson Holdings, Inc. shareholders:
(Loss) income from continuing operations attributable to Kennedy-Wilson Holdings, Inc.	$(15,336,000)	$613,000	$7,915,000
Income from discontinued operations, net of income taxes, attributable to Kennedy-Wilson Holdings, Inc.	—	—	1,478,000

Net (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(15,336,000)	$613,000	$9,393,000

(Loss) income from continuing operations attributable to Kennedy-Wilson Holdings, Inc.	$(0.57)	$0.03	$0.41
Income from discontinued operations, net of income taxes, attributable to Kennedy-Wilson Holdings, Inc.	—	—	0.08

Net (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(0.57)	$0.03	$0.49

Weighted average shares outstanding for basic (loss) income per share	26,891,304	22,892,498	19,258,613

Diluted (loss) income per share attributable to Kennedy-Wilson Holdings, Inc. shareholders:
(Loss) income from continuing operations attributable to Kennedy-Wilson Holdings, Inc.	$(0.57)	$0.03	$0.37
Income from discontinued operations, net of income taxes, attributable to Kennedy-Wilson Holdings, Inc.	—	—	0.07

Net (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(0.57)	$0.03	$0.44

Weighted average shares outstanding for diluted income (loss) per share	26,891,304	24,310,299	21,380,174

Weighted average common shares	26,891,304	22,892,498	19,258,613
Options and warrants	—	65,583	38,955
Non-vested stock	—	1,352,218	2,082,606

Total diluted shares	26,891,304	24,310,299	21,380,174

The dilutive shares from warrants, convertible subordinated debt, options and non-vested stock have not been included in the diluted weighted average shares as Kennedy-Wilson has a net loss available to common shareholders. There were a total of 149,857 dilutive securities as of December 31, 2009, and none in 2008 and 2007.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009, 2008 and 2007

NOTE 22—SEGMENT INFORMATION

Kennedy-Wilson’s business activities currently consist of services and various types of real estate investments. Kennedy-Wilson’s segment disclosure with respect to the determination of segment profit or loss and segment assets is based on these services and its various investments.

SERVICES—Kennedy-Wilson provides a full range of commercial and residential real estate services. These services include property management, leasing, brokerage, asset management, and various other specialized commercial and residential real estate services.

INVESTMENTS—With joint venture partners and on its own, Kennedy-Wilson invests in commercial and residential real estate which Kennedy-Wilson believes value may be added through company expertise or opportunistic investing. Kennedy-Wilson’s current real estate portfolio focuses on commercial buildings and multiple-family residences. Kennedy-Wilson also invests in loan portfolios of various real estate types.

Substantially all of the management fees and commissions – related party revenues were generated via intersegment activity for the years ended December 31, 2009, 2008 and 2007. The amounts representing investments with related parties and non-affiliates are included in the investments segment. No single external customer provided Kennedy-Wilson with 10% or more of its revenues during any period presented in these financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009, 2008 and 2007

The following tables summarize the income and expense activity by segment for the year ended December 31, 2009 and total assets as of December 31, 2009.

	Services	Investments	Corporate	Consolidated
Management fees and commissions	$13,230,000	$—	$—	$13,230,000
Management fees and commissions—related party	10,865,000	—	—	10,865,000
Sale of real estate	—	52,699,000	—	52,699,000
Sale of real estate—related party		6,698,000		6,698,000
Rental and other revenue	—	2,717,000	26,000	2,743,000

Total revenue	24,095,000	62,114,000	26,000	86,235,000
Operating expenses	21,294,000	43,491,000	28,965,000	93,750,000
Depreciation and amortization	70,000	919,000	133,000	1,122,000

Total operating expenses	21,364,000	44,410,000	29,098,000	94,872,000
Equity in joint venture income	—	8,019,000	—	8,019,000

Total operating income (loss)	2,731,000	25,723,000	(29,072,000)	(618,000)
Interest income	—	—	102,000	102,000
Interest income—related party	—	—	400,000	400,000
Interest expense	—	(5,106,000)	(8,068,000)	(13,174,000)
Other than temporary impairment on available for sale security	—	(328,000)	—	(328,000)

Income (loss) before provision for income taxes	$2,731,000	$20,289,000	(36,638,000)	(13,618,000)

Benefit from income taxes			3,961,000	3,961,000

Net loss			$(32,677,000)	$(9,657,000)

Total assets	$6,635,000	$236,780,000	$92,842,000	$336,257,000

Expenditures for long lived assets		$35,800,000		$35,800,000

All of the revenues included in the table above are attributable to the United States, except for $483,000 in rental and sales revenue that is attributable to Japan. This rental and sales revenue was generated from the office building in Japan that had a carrying value of $8,145,000 as of December 31, 2009. The only other activity outside the United States is conducted through Kennedy-Wilson’s equity method investment KW Residential LLC (See Note 6).

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009, 2008 and 2007

The following tables summarize the income and expense activity by segment for the year ended December 31, 2008 and total assets as of December 31, 2008.

	Services	Investments	Corporate	Consolidated
Management fees and commissions	$16,577,000	$—	$—	$16,577,000
Management fees and commissions—related party	12,675,000	—	—	12,675,000
Rental and other revenue	—	2,973,000	—	2,973,000

Total revenue	29,252,000	2,973,000	—	32,225,000
Operating expenses	23,910,000	2,195,000	5,546,000	31,651,000
Depreciation and amortization	83,000	683,000	154,000	920,000

Total operating expenses	23,993,000	2,878,000	5,700,000	32,571,000
Equity in joint venture income	—	10,097,000	—	10,097,000

Total operating income (loss)	5,259,000	10,192,000	(5,700,000)	9,751,000
Interest income	—	—	221,000	221,000
Interest income—related party	—	—	341,000	341,000
Interest expense	—	(1,974,000)	(6,622,000)	(8,596,000)
Other than temporary impairment on available for sale security	—	—	(445,000)	(445,000)

Income (loss) before provision for income taxes	$5,259,000	$8,218,000	(12,205,000)	1,272,000

Provision for income taxes			(605,000)	(605,000)

Net income (loss)			$(12,810,000)	$667,000

Total assets	$39,791,000	$175,368,000	$40,724,000	$255,883,000

Expenditures for long lived assets		$41,460,000		$41,460,000

All of the revenues included in the table above are attributable to the United States, except for $198,000 in rental and sales revenue that is attributable to Japan. This rental and sales revenue was generated from the office building in Japan that had a carrying value of $8,428,000 as of December 31, 2008. The only other activity outside the United States is conducted through Kennedy-Wilson’s equity method investment KW Residential LLC (See Note 6).

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009, 2008 and 2007

The following tables summarize the income and expense activity by segment for the year ended December 31, 2007 and total assets as of December 31, 2007.

	Services	Investments	Corporate	Consolidated
Management fees and commissions	$14,093,000	$—	$—	$14,093,000
Management fees and commissions—related party	19,202,000	—	—	19,202,000
Rental and other revenue	—	98,000	—	98,000

Total revenue	33,295,000	98,000	—	33,393,000
Operating expenses	22,663,000	481,000	19,531,000	42,675,000
Depreciation and amortization	351,000	22,000	132,000	505,000

Total Operating Expenses	23,014,000	503,000	19,663,000	43,180,000
Equity in joint venture income	—	27,433,000	—	27,433,000

Total operating income (loss)	10,281,000	27,028,000	(19,663,000)	17,646,000
Interest income	—	—	487,000	487,000
Interest income—related party	—	—	378,000	378,000
Interest expense	—	(333,000)	(4,757,000)	(5,090,000)

Income (loss) before provision for income taxes	$10,281,000	26,695,000	(23,555,000)	13,421,000
Provision for income taxes		—	(4,384,000)	(4,384,000)

Income (loss) from continuing operations		26,695,000	(27,939,000)	9,037,000
Income from discontinued operations, net of tax		2,797,000	—	2,797,000

Net income (loss)		$29,492,000	$(27,939,000)	$11,834,000

Total assets	$45,053,000	$66,552,000	$34,209,000	$145,814,000

Expenditures for long lived assets		$38,458,000		$38,458,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009, 2008 and 2007

NOTE 23—UNAUDITED QUARTERLY INFORMATION

Year ended December 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$12,483,000	$6,817,000	$41,021,000	$25,914,000
Operating expenses	11,942,000	8,660,000	32,687,000	41,583,000
Equity in joint venture (loss) income	(192,000)	(269,000)	893,000	7,587,000

Operating income (loss)	349,000	(2,112,000)	9,227,000	(8,082,000)

Non-operating expenses	2,461,000	2,741,000	5,611,000	2,187,000

(Loss) income before provision for income taxes	(2,112,000)	(4,853,000)	3,616,000	(10,269,000)

Benefit from (provision for) income taxes	653,000	1,562,000	(251,000)	1,997,000

Net (loss) income	(1,459,000)	(3,291,000)	3,365,000	(8,272,000)

Loss (income) attributable to noncontrolling interests	57,000	210,000	(3,325,000)	(2,621,000)

Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. shareholders	$(1,402,000)	$(3,081,000)	$40,000	$(10,893,000)

Basic (loss) earnings per share	$(0.06)	$(0.12)	$—	$(0.34)
Diluted (loss) earnings per share	(0.06)	(0.12)	—	(0.34)

Year ended December 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$6,601,000	$9,906,000	$8,158,000	$7,560,000
Operating expenses	6,357,000	8,366,000	7,995,000	9,853,000
Equity in joint venture income	1,317,000	216,000	4,130,000	4,434,000

Operating income	1,561,000	1,756,000	4,293,000	2,141,000

Non-operating expenses	1,163,000	1,732,000	2,254,000	3,330,000

Income (loss) before provision for income taxes	398,000	24,000	2,039,000	(1,189,000)

(Provision for) benefit from income taxes	(177,000)	(11,000)	(738,000)	321,000

Net income (loss)	221,000	13,000	1,301,000	(868,000)

Loss (income) attributable to noncontrolling interests	47,000	(97,000)	(91,000)	87,000

Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. shareholders	$268,000	$(84,000)	$1,210,000	$(781,000)

Basic earnings (loss) per share	$0.01	$—	$0.05	$(0.03)
Diluted earnings (loss) per share	0.01	—	0.05	(0.03)

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009, 2008 and 2007

NOTE 24—SUBSEQUENT EVENTS

In February 2010, the due date of the mortgage loan payable on a residential apartment complex in Lompoc, California was extended to January 2011. The principal balance of the loan was paid down by $3,151,000 and the interest rate remained unchanged at LIBOR plus 1.25%.

In February 2010, Kennedy-Wilson, in partnership with Deutsche Bank, acquired a loan portfolio totaling approximately $342 million in unpaid principal balance. The loan portfolio, which was acquired from a large regional bank, is comprised of residential, hotel, retail, office, land, multifamily and other assets predominantly located in Southern California, where Kennedy-Wilson is headquartered.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Management and Members

KW Residential LLC

We have audited the accompanying consolidated balance sheets of KW Residential LLC (a Delaware corporation) and subsidiaries, as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, members’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KW Residential LLC and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON TAIYO ASG

Tokyo, Japan

March 13, 2010

KW Residential LLC and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$28,403,611	$26,083,113
Accounts receivable, net	358,553	255,564
Real estate held for sale	—	29,109,269
Rental property, net	548,926,545	553,482,580
Other assets	16,546,688	18,329,088

Total assets	$594,235,397	$627,259,614

Liabilities and members’ equity

Liabilities
Accounts payable and accrued expenses	$7,357,935	$5,906,421
Refundable tenant deposits	3,939,294	4,376,987
Short-term financing	—	26,180,162
Long-term debt	307,877,381	381,345,107
Other liabilities	320,959	2,666,617

Total liabilities	319,495,569	420,475,294

Commitments and contingencies

Members’ equity
Contributed capital	233,616,132	178,032,153
Accumulated surplus (deficit)	12,040,418	(4,819,597)
Accumulated other comprehensive income	29,083,278	33,571,764

Total members’ equity	274,739,828	206,784,320

Total liabilities and members’ equity	$594,235,397	$627,259,614

The accompanying notes are an integral part of these financial statements.

KW Residential LLC and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

	Year ended December 31,
	2009	2008	2007
Revenue
Rental income	$32,634,808	$28,278,928	$17,775,822
Sale of real estate	—	—	1,263,218
Management fees	115,318	43,831	—

Total revenue	32,750,126	28,322,759	19,039,040
Cost of real estate sold	—	—	1,119,857

Net revenue	32,750,126	28,322,759	17,919,183

Operating Expenses
Property expenses	8,543,655	7,694,554	5,453,554
Compensation and related expenses	2,736,620	2,453,719	1,810,129
General and administrative expenses	2,132,458	2,621,865	1,421,894
Depreciation and amortization	12,020,989	5,413,136	1,711,439

Total operating expenses	25,433,722	18,183,274	10,397,016

Total operating income	7,316,404	10,139,485	7,522,167

Non-operating income (expense)
Interest expense	(14,828,431)	(12,936,440)	(6,897,284)
Gains on extinguishment of debt	28,319,523	—	—
Other	(3,984,175)	(897,904)	(5,237)

Income (loss) before provision (benefit) for income taxes	16,823,321	(3,694,859)	619,646
Provision (benefit) for income taxes	(36,694)	376,027	338,561

Net income (loss)	16,860,015	(4,070,886)	281,085
Other comprehensive income (loss) net of tax
Foreign currency translation gain (loss)	(4,488,486)	32,600,961	1,227,746

Total comprehensive income	$12,371,529	$28,530,075	$1,508,831

The accompanying notes are an integral part of these financial statements.

KW Residential LLC and Subsidiaries

Consolidated Statements of Members' Equity

For the three years ended December 31, 2009

	Contributed Capital	Accumulated surplus (Deficit)	Accumulated Other comprehensive income	Total
Balance, January 1, 2007	$12,314,425	$(1,029,796)	$(256,943)	$11,027,686

Capital contributions	25,278,633	—	—	25,278,633
Other comprehensive income
Foreign currency translation adjustment	—	—	1,227,746	1,227,746
Net income	—	281,085	—	281,085

Balance, December 31, 2007	37,593,058	(748,711)	970,803	37,815,150

Capital contributions	140,439,095	—	—	140,439,095
Other comprehensive income
Foreign currency translation adjustment	—	—	32,600,961	32,600,961
Net loss	—	(4,070,886)	—	(4,070,886)

Balance, December 31, 2008	178,032,153	(4,819,597)	33,571,764	206,784,320

Capital contributions	55,583,979	—	—	55,583,979
Other comprehensive income
Foreign currency translation adjustment	—	—	(4,488,486)	(4,488,486)
Net income	—	16,860,015	—	16,860,015

Balance, December 31, 2009	$233,616,132	$12,040,418	$29,083,278	$274,739,828

The accompanying notes are an integral part of these financial statements.

KW Residential LLC and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$16,860,015	$(4,070,886)	$281,085
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,020,989	5,413,136	1,711,439
Amortization of loan related costs	5,131,237	1,716,307	499,011
Gains on extinguishment of debt	(28,319,523)	—	—
Losses on conversion to rental properties	3,009,702	—	—
(Gains)/losses related to property and equipment disposal	—	—	(12,163)
Purchases of real estate held for sale	—	(24,471,106)	(235,946,142)
Change in assets and liabilities:
Accounts receivable	(106,930)	(72,914)	(90,141)
Other assets	2,687,844	872,207	(3,572,475)
Accounts payable and accrued expenses	1,557,978	(2,072,233)	(1,256,642)
Other liabilities	(2,247,798)	1,248,068	746,815

Net cash flow provided by (used in) operating activities	10,593,514	(21,437,421)	(237,639,213)

Cash flows from investing activities:
Payments for purchases of property and equipment	(133,118)	—	—
Tenant deposits received (returned), net	98,234	155,538	(269,754)

Net cash flow provided by (used in) investing activities	(34,884)	155,538	(269,754)

Cash flow from financing activities:
Borrowings under short-term financing	—	24,950,951	235,323,237
Repayment of short-term financing	(25,167,109)	(348,547,327)	(107,672,672)
Borrowings under long-term debt	75,810,977	217,176,713	89,855,592
Repayment of long-term debt	(111,701,592)	—	—
Capital contributions	55,583,979	140,439,095	25,278,633
Loan related costs	(1,570,986)	(5,424,553)	(1,063,311)

Net cash flow provided by (used in) financing activities	(7,044,731)	28,594,879	241,721,479

Effect of exchange rate changes on cash and cash equivalents	(1,193,401)	7,614,601	335,309

Net change in cash and cash equivalents	2,320,498	14,927,597	4,147,821
Cash and cash equivalents, beginning of year	26,083,113	11,155,516	7,007,695

Cash and cash equivalents, end of year	$28,403,611	$26,083,113	$11,155,516

Supplemental disclosure of cash paid (refunded) for during the year:
Interest	$9,535,128	$10,113,179	$6,031,495
Income tax	486,713	1,012,938	(47,420)
Supplemental disclosure of non-cash transfers of real estate from held for sale to rental property	$25,156,431	$313,557,739	$109,305,479

The accompanying notes are an integral part of these financial statements.

KW Residential, LLC and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 1—ORGANIZATION

KW Residential LLC, a Delaware limited liability corporation, and its subsidiaries, collectively referred to as "the Company", was established in August 2005 and is jointly owned by subsidiaries of Kennedy–Wilson Holdings, Inc. (35%) and Wells Fargo, Inc. (65%). Through its Japanese subsidiaries, namely KW Investment Co. Ltd (“KWI”), KIWI, KIWI 1, KIWI 2, KIWI 3, KIWI 4, KIWI 5, KIWI 6 and KIWI 7, the Company is a real estate investment and services firm. The Company’s investments include a portfolio of multifamily real estate properties comprising about 2,400 units in 50 properties, located primarily in Tokyo and surrounding areas. The Company also provides real estate services in Japan, including asset management and brokerage services to its own portfolio as well as to institutional investors, developers, and financial institutions.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION—The consolidated financial statements include the accounts of KW Residential LLC and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities and to assess whether it is the primary beneficiary of such entities. If the determination is made that KW Residential LLC is the primary beneficiary, then that entity is included in the consolidated financial statements. Certain subsidiaries use different fiscal year-ends from the Company’s fiscal year-end of December 31. Material differences in intercompany transactions and accounts arising from the use of the different fiscal year-ends are adjusted in consolidation.

OPERATING CURRENCY—The functional currency of the Japanese entities in the Japanese yen. The financial statements are translated into US dollars by translating assets and liabilities at the closing rate on the balance sheet date and income statement items at average exchange rates during the year, with translation adjustments reported directly in members’ equity. Individually material income and expense transactions are translated using the exchange rate in affect of the date the transaction is recognized.

USE OF ESTIMATES—The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosure about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the value of accounts receivable, income taxes, long-lived assets, and legal contingencies. These estimates and assumptions are based on management's best estimate and judgment. Management evaluates its assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

REVENUE RECOGNITION—Rental income from residents is recognized on a straight line basis over the expected term of the leasing period, which is typically two years, including any rent-free months. Up front payments received, such as “key money” are deferred and recognized over the expected lease period. Rental agreements are cancelable, by tenant, on one-month notice.

KW Residential, LLC and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009 and 2008

Management and leasing fees and commissions revenues are accounted for in accordance with the provisions of SEC Staff Accounting Bulletin 104. Management fees for property and asset management are recognized over the period as earned based upon the terms of the management agreement. Leasing fees that are payable upon tenant occupancy, payment of rent or other events beyond the Company’s control are recognized upon the occurrence of such events. In the case of real estate sales commissions, this generally occurs when escrow closes.

Sales of real estate, and the related cost of sales, are recognized at the time of title transfer. Profit is recognized once the amount is fixed and determinable, collectability is reasonably assured, and the Company is deemed to no longer have a continuing involvement absent the transfer of the risks and rewards of ownership.

CASH AND CASH EQUIVALENTS—Cash and cash equivalents consist of cash and all highly liquid investments purchased with initial maturities of three months or less. The Company maintains cash balances in excess of governmentally insured limits. At December 31, 2009, the Company had 89 bank accounts held between 8 different institutions. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality.

ACCOUNTS RECEIVABLE—Account receivable consists of rental income receivable. The Company evaluates the collectability of account receivables monthly. Those that are determined to be uncollectable are written-off. As of December 31, 2009 and 2008, there were no material uncollectable accounts receivable.

LEASE—The Company leases its headquarters under a cancelable operating contract with 180 days notice. Rent expense was $285,222, $268,800 and $214,307 for the years ended December 31, 2009, 2008 and 2007, respectively. Aggregated monthly lease costs are $22,283.

REAL ESTATE—Real estate held for sale is stated at the lower of cost or market, determined by the identified cost method.

The Company acquired its portfolio of multifamily real estate properties primarily for the purpose of selling for a profit within a short period of time, which was estimated to be one year or less. These assets are classified as real estate held for sale and financed with short term one-year bridge loans. No depreciation is recognized during the holding period.

Due to the recent economic recession and tight credit market, the Company found it necessary to revise its strategy. As the bridge loans approached maturity, the Company refinanced the properties with three-year financing, and at the same time reclassified the properties to rental property. Simultaneous with the real estate reclassification, the Company began depreciating the non-land portion of the properties.

RENTAL PROPERTY—Rental property is stated at the lower of cost or market value at the date it was transferred from “Held for sale” status, based on appraised value. During 2009, a loss of $3,009,702 was recognized in other expense as a result of such transfers, while no losses were recognized in 2008 and 2007. Major maintenance and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation of property and equipment is computed on the straight-line method over the following estimated useful lives of the assets:

Buildings	31 to 46 Years
Short-lived structures and others	2 to 19 Years
Machinery and equipment	2 to 14 Years

KW Residential, LLC and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009 and 2008

Aggregate depreciation expenses for property and equipment for the years ended December 31, 2009, 2008 and 2007 were $12,020,989, $5,413,136 and $1,711,439, respectively.

LONG-LIVED ASSETS—Management reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset, or the asset group, to estimated undiscounted future cash flows expected to be generated by the asset. The determination of undiscounted future cash flows requires significant estimates made by management and considers the most likely expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could affect the determination of whether an impairment exists. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or estimated fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

During 2009 management performed impairment analysis on several properties due to deemed triggering events. Based on management’s analysis, including assumptions about the length of the holding period until disposed, the estimated selling price and the current projected operating performance of the properties, management has concluded that no impairment of rental property existed at December 31, 2009.

INCOME TAXES—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. At December 31, 2009, only the tax year of 2009 remains open for potential tax examination. The interest and penalties of back taxes arising from tax examinations are recognized as income tax expense.

FAIR VALUE OF FINANCIAL INSTRUMENTS—The Company used the following methods and assumptions in estimating the fair value of financial instruments for which it is practicable to estimate fair value. For cash and cash equivalents, accounts receivable and payable, and other current assets and liabilities, the carrying amounts approximate fair value due to their short-term maturities. For long-term debt, the carrying value approximate fair value due to the fact that they bear interest at variable rates that are indexed to market rates, and the relative immateriality of the related interest rate caps.

In accordance with fair value guidance, a hierarchy is established which requires an entity to maximize the use of observable inputs and to minimize the use of unobservable inputs when measuring fair value. The hierarchy defines three levels of inputs that may be used to measure fair value:

Level 1 – Unadjusted quoted prices in an active market for identical unrestricted assets and liabilities that the reporting entity has the ability to access at the measurement date.

KW Residential, LLC and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009 and 2008

Level 2 – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

Level 3 – Unobservable inputs that reflect the entity’s own assumptions about the assumption market participants would use in the pricing of the asset or liability and are consequently not based on market activity but rather through particular valuation techniques.

The Company uses the fair value hierarchy to value their derivative financial instruments. The Company’s interest rate caps are valued based on the net present value of expected future cash flows as determined by the counter-party and are considered Level 2 measurements.

DERIVATIVE FINANCIAL INSTRUMENTS—In order to limit the risk associated with fluctuating interest rates, the Company has entered into several interest rate cap agreements with a counter-party. These instruments are carried at fair value on the consolidated balance sheets. The Company recognizes changes in fair value within the consolidated statements of operations as they occur.

The Company does not purchase hold or sell derivative financial instruments for speculative purposes. The Company is exposed to the risk of credit loss should the counter-party become unable to satisfy their obligations in accordance with the underlying agreements. At December 31, 2009 and 2008, the Company determined the likelihood of counter-party default to be remote and therefore has booked no credit valuation adjustment to the determined fair value.

The fair value and changes in fair value of the interest rate caps are included in the consolidated balance sheets and statements of operations as follows:

	Included in	2009	2008	2007
Fair value at December 31	Other assets	$351,168	$224,474	N/A
Changes in fair value	Interest expense	$(239,251)	$(656,798)	$(104,222)

DEFERRED FINANCING COSTS—The Company recognizes debt issuance costs on the balance sheet as deferred charges included in other assets and amortizes the balance over the term of the related debt. The Company classifies cash payments for debt issue costs as a financing activity in the statement of cash flows.

RECLASSIFICATION—Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards—The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles. This statement made the FASB Accounting Standards codification (the Codification ) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, and which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure. Its purpose is not to create new accounting and reporting guidance. The

KW Residential, LLC and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009 and 2008

Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the company beginning July 1, 2009. FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the basis for conclusions on the change(s) in the Codification.

In March 2008, the FASB issued Disclosures about Derivative Instruments and Hedging Activities, which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company adopted the disclosure standards as of December 31, 2009.

In May 2009, the FASB issued Subsequent Events, which provided guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after the date the financial statements are available. This standard is effective for periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial position, results of operation or cash flows.

In June 2009, the FASB issued Amendments to Consolidation of Variable Interest Entities, which is effective for fiscal years beginning after November 15, 2009, and introduces a more qualitative approach to evaluating VIEs for consolidation. This standard requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and(b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities for the VIE that most significantly affect the VIE’s performance, this standard requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed. This standard requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. The guidance in this standard is effective for the first fiscal year beginning after November 15, 2009. Management does not believe the adoption of this standard will have a material impact on the Company’s financial position and results of operations.

NOTE 4—EXTINGUISHMENT OF DEBT

The Company negotiated a discounted settlement of a note payable to Deutsche Bank due in May 2009 with an outstanding balance of $16,512,992. The discounted settlement resulted in a net gain from forgiveness of debt in the amount of $5,631,734.

The Company negotiated a discounted settlement of a note payable to Morgan Stanley due in August 2010 in the amount of $114,628,821. The discounted settlement resulted in a net gain from forgiveness of debt in the amount of $22,687,789.

KW Residential, LLC and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009 and 2008

NOTE 5—REAL ESTATE HELD FOR SALE

The composition of real estate held for sale consisted of the following at December 31:

	2009	2008
Buildings and structures	$—	$14,046,983
Land	—	15,062,286

Total	$—	$29,109,269

NOTE 6—RENTAL PROPERTY

The composition of rental property consisted of the following at December 31:

	2009	2008
Land	$273,764,235	$269,430,325
Buildings and structures	290,020,861	287,915,519
Machinery and equipment and other	5,294,186	4,247,961
Less accumulated depreciation	(20,152,737)	(8,111,225)

Rental property, net	$548,926,545	$553,482,580

NOTE 7—OTHER ASSETS

The composition of other assets consisted of the following at December 31:

	2009	2008
Tenant deposits received	$3,939,294	$2,841,130
Consumption tax receivables	768,711	7,531,550
Deferred tax assets	511,709	373,503
Deferred loan costs	8,668,367	5,851,035
Other	2,658,607	1,731,870

Total	$16,546,688	$18,329,088

NOTE 8—SHORT-TERM FINANCING

Short-term financing was incurred in connection with the acquisition of real estate, and consists of the following at December 31:

	2009	2008
Secured loans from bank, due March 2009 with an interest of 1.875% per annum	$—	$26,180,162

Total	$—	$26,180,162

KW Residential, LLC and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009 and 2008

NOTE 9—LONG-TERM DEBT

Long-term debt was incurred in connection with refinancing of rental property currently in use, and includes the following December 31:

	2009	2008
Secured bond representing obligations to banks, due May 2011 on lump-sum payment with interest rate of TIBOR (rate of 0.46% at December 31, 2009) plus 0.30% per annum	$32,573,290	$33,322,226

Secured bond representing obligations to banks, due April 2011 on lump-sum payment with interest rate of TIBOR (rate of 0.46% at December 31, 2009) plus 1.64% per annum	47,226,884	50,205,487

Secured bond representing obligations to banks, due August 2011 on lump-sum payment with interest rate of TIBOR (rate of 0.46% at December 31, 2009) plus 1.79% per annum	67,984,236	71,687,215

Secured loan representing obligations to bank, due May 2011 on lump-sum payment with interest rate of TIBOR (rate of 0.46% at December 31, 2009) plus 0.65% per annum	19,476,343	21,826,058

Secured loan representing obligations to financial institution, due May 2011 on lump-sum payment with interest rate of TIBOR (rate of 0.46% at December 31, 2009) plus 4.50% per annum	10,103,827	10,552,038

Unsecured loan representing obligations to bank, due September 2011 on lump-sum payment with interest rate of TIBOR (rate of 0.46% at December 31, 2009) plus 0.80% per annum	30,401,737	32,766,856

Unsecured loan representing obligations to financial institution, due September 2011 on lump-sum payment with interest rate of TIBOR (rate of 0.46% at December 31, 2009) plus 6.00% per annum	23,534,202	26,852,160

Secured bond representing obligations to banks, due March to 2012 on lump-sum payment with interest rate of TIBOR (rate of 0.46% at December 31, 2009) plus 2.99% per annum	11,566,004	—

Secured loan representing obligations to banks, due August 2014 on lump-sum payment with short-term prime rate linked with long-term interest rate over 3 years plus 1.025% per annum	5,293,160	—

Unsecured bond representing obligations to banks, due December 2014 on lump-sum payment with interest rate of TIBOR (rate of 0.46% at December 31, 2009) plus 2.99% per annum	59,717,698	—

Unsecured bond representing obligations to bank, due May 2009 on lump-sum payment with interest rate of Yen LIBOR (rate of 0.28% at December 31, 2009) plus 2.03% per annum	—	17,505,276

Unsecured loan representing obligations to security company, due August 2010 on lump-sum payment with interest ranging from Yen LIBOR (rate of 0.28% at December 31, 2009) plus 0.50% to Yen LIBOR plus 5.30% per annum	—	116,627,791

Total	$307,877,381	$381,345,107

KW Residential, LLC and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009 and 2008

As of December 31, 2009, certain land and buildings, with a net book value of $314,333,004, were pledged as collateral for certain debt obligations.

The aggregate amounts of annual maturities of long-term debt at December 31, 2009 are as follows:

Year ending December 31,
2010	$—
2011	231,300,519
2012	11,566,004
2013	—
2014	65,010,858

Total	$307,877,381

The Company's long-term debt arrangements contain certain covenants, including debt service coverage and loan-to-value ratios. The Company was in compliance at December 31, 2009.

NOTE 10—INCOME TAXES

Provision for income taxes for the years ended December 31, 2009, 2008 and 2007 consists of following:

	2009	2008	2007
Current	$107,474	$398,495	$689,596
Deferred	(144,168)	(22,468)	(351,035)

Total	$(36,694)	$376,027	$338,561

The Company does not have nor is it subject to any foreign tax obligations.

The significant components of deferred tax assets and liabilities at December 31 are as follows:

	2009	2008
Deferred tax assets:
Tax loss carryforwards	$13,937,621	$2,107,371
Accrued enterprise taxes	—	5,372
Accrued expenses	105,855	36,157
Depreciation	49,169	192,286
Real estate held for sale	—	92,130
Other	7,460	47,558

Gross deferred tax assets	14,100,105	2,480,874
Less: Valuation allowance	(13,576,713)	(2,107,371)

Total deferred tax assets	523,392	373,503

Deferred tax liabilities:
Total deferred liabilities	(11,683)	—

Net deferred tax assets	$511,709	$373,503

KW Residential, LLC and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009 and 2008

Deferred tax assets are included in other assets on the consolidated balance sheet.

Management has provided a valuation allowance against deferred tax assets at December 31, 2009 and 2008, to reduce tax assets to management's estimate of the amount more likely than not to be realized due to the uncertainty of the timing of realization.

Income taxes in Japan applicable to the Company are imposed by the national, prefectural and municipal governments, and in the aggregate resulted in a normal effective statutory rate of approximately 41% for the years ended December 31, 2009, 2008 and 2007. A reconciliation of the effective income tax rate reflected in the accompanying consolidated statements of income to the combined normal effective statutory tax rate for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Effective statutory tax rate	40.69%	40.69%	40.69%
Nondeductible expenses	0.03	(3.94)	14.39
Change in valuation allowances	(42.98)	(46.98)	0.73
Per capita tax	0.39	(1.02)	0.90
Others, net	1.65	1.07	(2.07)

Effective income tax rate	(0.22)%	(10.18)%	54.64%

At December 31, 2009, the Company had tax loss carryforwards of $32,444,267. Such carryforwards, if not utilized, are scheduled to expire as follows:

2013	$15,018
2014	182,071
2015	3,237,266
2016	29,009,912

Total	$32,444,267

NOTE 11—RELATED PARTY TRANSACTIONS

Kennedy-Wilson Holdings, Inc. and a subsidiary of Wells Fargo, Inc. known as Wachovia Development Corp., provided administrative, consultation and professional services to the Company.

In 2009, Kennedy-Wilson Holdings, Inc. was paid $272,619 for payroll services and $147,031 for consultant services. For 2008 and 2007, Kennedy-Wilson Holdings, Inc. was paid $270,479 and $138,891, $269,184 and $486,277, respectively. Accounts payable balance related to these items was $22,680 and $21,620 at December 31, 2009 and 2008, respectively.

In 2009, Wachovia Development Corp. was paid $147,559 for consultant services. In 2008, Wachovia Development Corp. was paid $142,081 for consultant services and $24,696 for professional services. In 2007, Wachovia Development Corp. was paid $488,477 for consultant services. Accounts payable related to these items was $63,661 and $62,125 at December 31, 2009 and 2008, respectively.

KW Residential, LLC and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

December 31, 2009 and 2008

NOTE 11—SUBSEQUENT EVENTS

The Company evaluated its financial statements for subsequent events through March 13, 2010, the date that the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, by and among Prospect Acquisition Corp., KW Merger Sub Corp. and Kennedy-Wilson, Inc., dated as of September 8, 2009.(1)

2.2	Amendment No. 1 to the Agreement and Plan of Merger dated October 22, 2009 between Prospect Acquisition Corp., KW Merger Sub Corp. and Kennedy-Wilson, Inc.(1)

2.3	Amendment No. 2 to the Agreement and Plan of Merger dated October 26, 2009 between Prospect Acquisition Corp., KW Merger Sub Corp. and Kennedy-Wilson, Inc.(1)

3.1	Second Amended and Restated Certificate of Incorporation(2)

3.2	Amended and Restated Bylaws.(3)

4.1	Specimen Common Stock Certificate.(14)

4.2	Specimen Warrant Certificate.(4)

4.3	Amended and Restated Warrant Agreement between Continental Stock Transfer & Trust Company and Kennedy-Wilson Holdings, Inc.(5)

10.1	Letter Agreement by and among Prospect Acquisition Corp., Citigroup Global Markets Inc. and each executive officer, director and initial stockholders of Prospect Acquisition Corp.(6)

10.2	Escrow Agreement between Prospect Acquisition Corp., Continental Stock Transfer & Trust Company and the initial stockholders of Prospect.(7)

10.3	Administrative Services Agreement dated July 30, 2007 between Teleos Management, L.L.C., LLM Capital Partners LLC and Prospect Acquisition Corp.(8)

10.4	Registration Rights Agreement dated November 14, 2007 by and among Prospect Acquisition Corp. and Flat Ridge Investments LLC, LLM Structured Equity Fund L.P., LLM Investors L.P., Capital Management Systems, Inc., SJC Capital LLC, Michael P. Castine, Daniel Gressel, Michael Downey, James J. Cahill and John Merchant.(9)

10.5	Amendment to Administrative Services Agreement dated December 31, 2008 between Teleos Management, L.L.C., LLM Capital Partners LLC and Prospect Acquisition Corp.(10)

10.6	Executive Office Lease Agreement dated January 1, 2009 between Prospect Acquisition Corp. and Professional Suites at the Galleria, Inc.(11)

10.7	Forfeiture Agreement dated September 8, 2009 by and among Prospect Acquisition Corp., De Guardiola Advisors, Inc., De Guardiola Holdings, Inc., Flat Ridge Investments LLC, LLM Structured Equity Fund L.P., LLM Investors L.P., CMS Platinum Fund, L.P., SJC Capital LLC, Michael P. Castine, Daniel Gressel, Michael Downey, James J. Cahill, John Merchant and Kennedy-Wilson, Inc. (12)

10.8	Letter Agreement dated September 17, 2009 by Prospect Acquisition Corp. and Citigroup Global Markets Inc. Ladenburg Thalmann & Co. Inc. and I-Bankers Securities, Inc. (12)

10.9	Letter Agreement dated September 4, 2009 by Prospect Acquisition Corp. and De Guardiola Advisors, Inc.(12)

10.10	Lock-Up Agreement by Prospect Acquisition Corp. and certain stockholders of Prospect.(12)

10.11†	Kennedy-Wilson Holdings, Inc. 2009 Equity Participation Plan.(13)

10.12†	Form of Amended and Restated Consultant Restricted Stock Award Agreement to Kennedy-Wilson Holdings, Inc. 2009 Equity Participation Plan.(14)

10.13†	Form of Amended and Restated Employee Performance Unit Award Agreement to Kennedy-Wilson Holdings, Inc. 2009 Equity Participation Plan.(14)

Exhibit No.	Description

10.14†	Form of Amended and Restated Employee Restricted Stock Award Agreement to Kennedy-Wilson Holdings, Inc. 2009 Equity Participation Plan.(14)

10.15	Promissory Note issued by Kennedy-Wilson, Inc. to The Guardian Life Insurance Company of America on November 3, 2008.(12)

10.16†	Fifteenth Amendment to Employment Agreement by Kennedy-Wilson, Inc. and William J. McMorrow.(12)

10.17†	Employment Agreement dated August 14, 1992 between Kennedy-Wilson and William J. McMorrow.(12)

10.18†	Amendment to Employment Agreement dated as of January 1, 1993 between Kennedy-Wilson and William J. McMorrow.(12)

10.19†	Second Amendment to Employment Agreement dated as of between January 1, 1994 Kennedy-Wilson and William J. McMorrow.(12)

10.20†	Third Amendment to Employment Agreement dated as of March 31, 1995 between Kennedy-Wilson and William J. McMorrow.(15)

10.21†	Fourth Amendment to Employment Agreement dated as of January 1, 1996 Kennedy-Wilson and William J. McMorrow.(15)

10.22†	Amendment to Employment Agreement dated as of February 28, 1996 between Kennedy-Wilson and William J. McMorrow.(12)

10.23†	Fifth Amendment to Employment Agreement dated as of May 19, 1997 between Kennedy-Wilson and William J. McMorrow.(15)

10.24†	Sixth Amendment to Employment Agreement dated as of August 20, 1998 between Kennedy-Wilson and William J. McMorrow.(12)

10.25†	Seventh Amendment to Employment Agreement dated as of August 9, 1999 between Kennedy-Wilson and William J. McMorrow.(12)

10.26†	Eighth Amendment to Employment Agreement dated as of January 3, 2000 between Kennedy-Wilson and William J. McMorrow.(12)

10.27†	Ninth Amendment to Employment Agreement dated as of October 1, 2000 between Kennedy-Wilson and William J. McMorrow.(12)

10.28†	Tenth Amendment to Employment Agreement dated as of April 22, 2002 between Kennedy-Wilson and William J. McMorrow.(12)

10.29†	Eleventh Amendment to Employment Agreement dated as of October 1, 2003 between Kennedy-Wilson and William J. McMorrow.(12)

10.30†	Twelfth Amendment to Employment Agreement dated as of April 21, 2004 between Kennedy-Wilson and William J. McMorrow.(12)

10.31†	Thirteenth Amendment to Employment Agreement dated as of January 1, 2008 between Kennedy-Wilson and William J. McMorrow.(12)

10.32†	Fourteenth Amendment to Employment Agreement dated as of February 1, 2009 between Kennedy-Wilson and William J. McMorrow.(12)

10.33†	Second Amendment to Employment Agreement by Kennedy-Wilson, Inc. and Mary L. Ricks.(12)

10.34†	Employment Agreement dated February 1, 2009 between Kennedy-Wilson and Mary L. Ricks.(12)

10.35†	First Amendment to Employment Agreement dated June 1, 2009 between Kennedy-Wilson and Mary L. Ricks.(12)

Exhibit No.	Description

10.36†	First Amendment to Employment Agreement by Kennedy-Wilson, Inc. and Donald J. Herrema.(12)

10.37†	Employment Agreement dated June 15, 2009 between Kennedy-Wilson and Donald J. Herrema.(12)

10.38†	Employment Agreement dated April 1, 1996 between Kennedy-Wilson and Freeman Lyle.(12)

10.39†	Amendment to Employment Agreement dated April 1, 1997 between Kennedy-Wilson and Freeman Lyle.(12)

10.40†	Second Amendment to Employment Agreement dated April 1, 1998 between Kennedy-Wilson and Freeman Lyle.(12)

10.41†	Third Amendment to Employment Agreement dated as of August 15, 1998 between Kennedy-Wilson and Freeman Lyle.(12)

10.42†	Fourth Amendment to Employment Agreement dated as of April 1, 1999 between Kennedy-Wilson and Freeman Lyle.(12)

10.43†	Fifth Amendment to Employment Agreement dated as of April 1, 2000 between Kennedy-Wilson and Freeman Lyle.(12)

10.44†	Sixth Amendment to Employment Agreement dated as of January 1, 2001 between Kennedy-Wilson and Freeman Lyle.(12)

10.45†	Seventh Amendment to Employment Agreement dated as of March 28, 2001 between Kennedy-Wilson and Freeman Lyle.(12)

10.46†	Eighth Amendment to Employment Agreement dated as of September 1, 2002 between Kennedy-Wilson and Freeman Lyle.(12)

10.47†	Ninth Amendment to Employment Agreement dated October 1, 2003 between Kennedy-Wilson and Freeman Lyle.(12)

10.48†	Tenth Amendment to Employment Agreement dated January 1, 2004 between Kennedy-Wilson and Freeman Lyle.(12)

10.49†	Eleventh Amendment to Employment Agreement dated January 1, 2005 between Kennedy-Wilson and Freeman Lyle.(12)

10.50†	Twelfth Amendment to Employment Agreement dated January 1, 2006 between Kennedy-Wilson and Freeman Lyle.(12)

10.51†	Thirteenth Amendment to Employment Agreement dated January 1, 2007 between Kennedy-Wilson and Freeman Lyle.(12)

10.52†	Fourteenth Amendment to Employment Agreement dated March 1, 2007 between Kennedy-Wilson and Freeman Lyle.(12)

10.53†	Fifteenth Amendment to Employment Agreement dated January 1, 2008 between Kennedy-Wilson and Freeman Lyle.(12)

10.54†	Sixteenth Amendment to Employment Agreement dated June 1, 2008 between Kennedy-Wilson and Freeman Lyle.(12)

10.55†	Seventeenth Amendment to Employment Agreement dated January 1, 2009 between Kennedy-Wilson and Freeman Lyle.(12)

10.56†	Employment Agreement dated January 4, 1999 between Kennedy-Wilson and James Rosten.(12)

10.57†	Amendment to Employment Agreement dated as of January 1, 2001 between Kennedy-Wilson Properties and James Rosten.(12)

10.58†	Second Amendment to Employment Agreement dated as of March 15, 2001 between Kennedy-Wilson Properties and James Rosten.(12)

Exhibit No.	Description

10.59†	Third Amendment to Employment Agreement dated as of January 3, 2003 between Kennedy-Wilson Properties and James Rosten.(12)

10.60†	Fourth Amendment to Employment Agreement dated as of September 5, 2003 between Kennedy-Wilson Properties and James Rosten.(12)

10.61†	Fifth Amendment to Employment Agreement dated as of October 1, 2003 between Kennedy-Wilson Properties and James Rosten.(12)

10.62†	Sixth Amendment to Employment Agreement dated as of January 1, 2004 between Kennedy-Wilson Properties and James Rosten.(12)

10.63†	Seventh Amendment to Employment Agreement dated as of April 19, 2004 between Kennedy-Wilson Properties and James Rosten.(12)

10.64†	Eighth Amendment to Employment Agreement dated as of January 1, 2005 between Kennedy-Wilson Properties and James Rosten.(12)

10.65†	Ninth Amendment to Employment Agreement dated as of February 11, 2005 between Kennedy-Wilson Properties and James Rosten.(12)

10.66†	Tenth Amendment to Employment Agreement dated as of January 1, 2006 between Kennedy-Wilson Properties and James Rosten.(12)

10.67†	Eleventh Amendment to Employment Agreement dated as of August 1, 2006 between Kennedy-Wilson Properties and James Rosten.(12)

10.68†	Twelfth Amendment to Employment Agreement dated as of January 1, 2007 between Kennedy-Wilson Properties and James Rosten.(12)

10.69†	Thirteenth Amendment to Employment Agreement dated as of January 1, 2008 between Kennedy-Wilson Properties and James Rosten.(12)

10.70†	Fourteenth Amendment to Employment Agreement dated as of January 1, 2009 between Kennedy-Wilson Properties and James Rosten.(12)

10.71†	Employment Agreement dated January 1, 2006 between KW Multi-Family Management Group and Robert Hart.(12)

10.72†	Amendment to Employment Agreement dated as of August 1, 2006 between KW Multi-Family Management Group and Robert Hart.(12)

10.73†	Second Amendment to Employment Agreement dated as of January 1, 2007 between KW Multi-Family Management Group and Robert Hart.(12)

10.74†	Third Amendment to Employment Agreement dated as of January 1, 2008 between KW Multi-Family Management Group and Robert Hart.(12)

10.75†	Fourth Amendment to Employment Agreement dated as of January 1, 2009 between KW Multi-Family Management Group and Robert Hart.(12)

10.76	Business Loan Agreement dated July 29, 2009 between Kennedy-Wilson, Inc. and Pacific Western Bank.(12)

10.77	Amended and Restated Loan Agreement dated June 5, 2008 between Kennedy-Wilson, Inc. and U.S. Bank National Association.(16)

10.78	Junior Subordinated Indenture dated, January 31, 2007 between Kennedy-Wilson, Inc. and The Bank of New York Trust Company, National Association, as trustee.(12)

10.79	Shareholders Agreement dated November 3, 2008 between Kennedy-Wilson, Inc. and The Guardian Life Insurance Company of America.(12)

Exhibit No.	Description

10.80	Office Lease dated August 19, 1998 between Wilshire-Camden Associates and Kennedy-Wilson, Inc.(12)

10.81	First Amendment to Office Lease dated March 5, 1999 between Wilshire-Camden Associates and Kennedy-Wilson, Inc.(12)

10.82	Second Amendment to Lease dated June 2, 1999 between Wilshire-Camden Associates and Kennedy-Wilson, Inc.(12)

10.83	Third Amendment to Office Lease dated December 20, 2002 between Brighton Enterprises, LLC and Kennedy-Wilson, Inc.(12)

10.84	Fourth Amendment to Office Lease dated September 11, 2003 between Wilshire-Camden Associates and Kennedy-Wilson, Inc.(12)

10.85	Fifth Amendment to Office Lease dated January 7, 2006 between Douglas Emmett 2000, LLC and Kennedy-Wilson, Inc.(12)

10.86	Standard Office Lease dated March 3, 2009 by and among 9701-Hempstead Plaza, LLC, 9701-Carolina Gardens LLC, 9701-West Point Realty LLC, 9701-Dakota Leasing LLC and 9701-Iowa Leasing LLC and Kennedy-Wilson Inc.(12)

10.87	Second Amended and Restated Guaranty of Payment dated November 4, 2008 by Arthur S. Levine, as Trustee of the Ray J. Rutter Trust, Arthur S. Levine, as Trustee of the Susan Ray Rutter Trust, and Arthur S. Levine, as Trustee of the Robert Jonathan Rutter Trust, and Kennedy-Wilson Inc., to Bank Midwest N.A.(12)

10.88	Commercial Guaranty dated November 24, 2008 for borrower TDM Beach Villas, LLC, to Pacific Western Bank, by Kennedy-Wilson, Inc.(12)

10.89	Amended and Restated Guaranty dated October 25, 2007 Agreement by Kennedy-Wilson, Inc. in favor of Bank of America, N.A., as agent for lenders.(12)

10.90	Amendment to Irrevocable standby letters of credit dated October 26, 2007 from Bank of America to the beneficiary, City of Walnut Creek on behalf of Fairways 340 LLC.(12)

10.91	Guaranty Agreement made as of August 14, 2007 by Kennedy-Wilson, Inc. in favor of Bank of America, N.A., as agent for lenders.(12)

10.92	Repayment Guaranty made as of September 4, 2007 by Kennedy-Wilson, Inc. in favor of Wachovia Bank, N.A., as agent for lenders.(12)

10.93	Commercial Guaranty made as of September 13, 2007 by Kennedy-Wilson, Inc., to Pacific Western Bank, on behalf of Windscape Village LLC.(12)

10.94	Guaranty Agreement by Kennedy Wilson, Inc., on behalf of Waseda Partners, to Mizuho Bank, Ltd.(12)

10.95	Commercial Guaranty made as of July 20, 2009 by Kennedy-Wilson, Inc., on behalf of KW Indigo Land, LLC, to Pacific Western Bank.(12)

10.96	Repayment Guaranty made as of May 9, 2007 by Kennedy-Wilson, Inc. and KW Property Fund I, L.P. for the benefit of Wachovia Bank National Association.(12)

10.97	Commercial Guaranty dated January 16, 2009 to Pacific Western Bank by KWI Property Fund I, L.P.(12)

10.98	Guaranty made as of May 29, 2008 by Kennedy-Wilson, Inc. and KW Property Fund III, L.P. for the benefit of Deutsche Bank, AG.(12)

10.99	Payment Guaranty dated as of June 2009 by Kennedy-Wilson, Inc., in favor of The Guardian Life Insurance Company of America.(12)

Exhibit No.	Description

10.100	Guaranty made as of September 9, 2005, by Kennedy-Wilson, Inc., a Delaware corporation, in favor of Bank of America, N.A.(12)

10.101	Repayment Guaranty made as of September 4, 2007 by KWI Property Fund I, L.P. and KW Property Fund II, L.P., Delaware limited partnerships in favor of Wachovia Bank, N.A., as agent for lenders.(12)

10.102	Letter Agreement dated as of October 8, 2009 by Kennedy-Wilson and The Guardian Life Insurance Company of America amending the Promissory Note dated November 3, 2008.(16)

10.103†	Fifteenth Amendment to Employment Agreement dated January 1, 2009 between Kennedy-Wilson Properties and James Rosten.(15)

10.104†	Eighteenth Amendment to Employment Agreement dated January 1, 2009 between Kennedy-Wilson and Freeman Lyle.(15)

10.105†	Fifth Amendment to Employment Agreement dated January 1, 2009 between KW Multi-Family Group, Ltd. and Robert Hart.(15)

10.106	First Amendment to Forfeiture Agreement dated October 22, 2009 between Prospect Acquisition Corp., De Guardiola Advisors, Inc., De Guardiola Holdings, Inc., Flat Ridge Investments LLC, LLM Structured Equity Fund L.P, LLM Investors L.P., CMS Platinum Fund, L.P., SJC Capital LLC, Michael P. Castine, Daniel Gressel, Michael Downey, James J. Cahill, John Merchant and Kennedy-Wilson, Inc.(15)

10.107†	Waiver and Modification with respect to Employment Agreements dated October 22, 2009 between Kennedy-Wilson, Inc. and William J. McMorrow, Mary L. Ricks and Donald J. Herrema.(15)

10.108	Agreement, dated as of November 11, 2009, by and between Prospect Acquisition Corp. and Victory Park Capital Advisors, LLC.(17)

10.109	Stock Purchase Agreement, by and between Prospect Acquisition Corp. and Victory Park Special Situations Master Fund, LTD.(17)

10.110	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Credit Suisse Securities (USA) LLC.(17)

10.111	Stock Purchase Agreement, dated as of November 11, 2009, by and between Prospect Acquisition Corp. and Nisswa Acquisition Master Fund, Ltd.(17)

10.112	Share Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Milton Arbitrage Partners, LLC.(17)

10.113	Stock Purchase Agreement(18)

10.114	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Arrowgrass Master Fund Ltd.(19)

10.115	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Bulldog Investors.(19)

10.116	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Del Mar Master Fund Ltd.(19)

10.117	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Citigroup Global Markets Inc.(19)

10.118	Share Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and IBS (MF) Ltd. In Respect of Glazer Merger Arbitrage Series.(19)

10.119	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Glazer Offshore Fund Ltd.(19)

Exhibit No.	Description

10.120	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Glazer Capital Management, LP(19)

10.121	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and HFR MA Select Opportunity Master Trust.(19)

10.122	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and GSS Offshore SPC-Glazer Segregated Portfolio.(19)

10.123	Waiver and Modification With Respect to Employment Agreement Amendments.(20)

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney (included on signature page).

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

†	Management Contract, Compensation Plan or Agreement.
(1)	Filed as Annex A to Amendment No. 5 to the Registrant’s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.
(2)	Filed as Annex D to Amendment No. 5 to the Registrant’s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.
(3)	Filed as Exhibit 3.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-145110) filed October 26, 2007 and incorporated by reference herein.
(4)	Filed as Exhibit A to Annex C to Amendment No. 5 to the Registrant’s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.
(5)	Filed as Annex C to Amendment No. 5 to the Registrant’s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.
(6)	Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No.: 001-33824) filed on March 31, 2008 and incorporated by reference herein.
(7)	Filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (File No.: 001-33824) filed on March 31, 2008 and incorporated by reference herein.
(8)	Filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-145110) filed October 26, 2007 and incorporated by reference herein.
(9)	Filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (File No.: 001-33824) filed on March 31, 2008 and incorporated by reference herein.
(10)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed January 7, 2009.
(11)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed January 7, 2009.
(12)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
(13)	Filed as Annex E to Amendment No. 5 to the Registrant’s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.

(14)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (File No.: 333-164928) filed on February 16, 2010 and incorporated by reference herein.
(15)	Filed as an Exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 23, 2009 and incorporated by reference herein.
(16)	Filed as an Exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 16, 2009 and incorporated by reference herein.
(17)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed November 11, 2009.
(18)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed November 12, 2009.
(19)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed November 13, 2009.
(20)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed November 19, 2009.

(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.