Form 10-K/A
period 2009-12-31
Kennedy-Wilson Holdings, Inc.
filed 2010-04-19
CIK 1408100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

The number of shares of common stock outstanding as of April 16, 2010 was 41,284,658.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Kennedy-Wilson Holdings, Inc., a Delaware corporation (the “Company”) is filing this Amendment No. 1 to Form 10-K on Form 10-K/A for the fiscal year ended December 31, 2009, in order to amend and restate Part III, Items 10 through 14 of the report on Form 10-K that it originally filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2010.

This Form 10-K/A has been prepared and filed in reliance on General Instruction G to Form 10-K, which provides that registrants may provide the information required by Part III in a definitive proxy statement or an amendment to the Form 10-K filed with the SEC within 120 days after the end of the fiscal year covered by the report. The Company had initially planned to file the Part III information in a definitive proxy statement. The Company has determined to instead file this Form 10-K/A to provide the Part III information within the required time period.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each item of the original Form 10-K that is amended by this Form 10-K/A is restated in its entirety, and this Form 10-K/A is accompanied by currently dated certifications on Exhibits 31.1 and 32.1 by the Company’s Chief Executive Officer and Exhibits 31.2 and 32.2 by its Chief Financial Officer.

The original Form 10-K is therefore amended to (i) delete the reference on the cover of the original Form 10-K to the incorporation by reference of a definitive proxy statement into Part III of such Form 10-K and (ii) revise Part III, Items 10 through 14 of the Company’s original Form 10-K to include information previously omitted from the original Form 10-K.

Except as described above, no other changes have been made to the original Form 10-K. The original Form 10-K continues to speak as of March 17, 2010, the date the Company filed the original Form 10-K with the SEC, and other than as expressly indicated in this Form 10-K/A, the Company has not updated the disclosures contained therein to reflect any events that have occurred at a date subsequent to March 17, 2010. Accordingly, this Form 10-K/A should be read in conjunction with the original Form 10-K and the Company’s other reports filed thereafter.

FORWARD-LOOKING STATEMENTS

Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21 of the Exchange Act. These forward-looking statements are necessarily estimates reflecting the judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results. Disclosures that use words such as “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Part I, Item 1A of the original 10-K. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is the name, age and title of each director and executive officer of the Company followed by a summary of each director’s and executive’s background and principal occupations. Unless otherwise indicated, each director’s and executive officer’s term of office as a director or executive officer of the Company commenced on November 13, 2009.

Name	Age	Position
William J. McMorrow	63	Chairman and Chief Executive Officer
Mary Ricks	45	Vice Chairman of Kennedy-Wilson, Inc. and CEO, KW Commercial Investment Group
Freeman A. Lyle	56	Executive Vice President and Chief Financial Officer
Robert E. Hart	52	President, KW Multi-Family Management Group
Donald J. Herrema	57	Executive Vice Chairman of Kennedy-Wilson, Inc. and CEO, KW Capital Markets
Kent Mouton	56	Director
Jerry R. Solomon	59	Director
Norman Creighton(1)	74	Director
Thomas Sorell	55	Director
David A. Minella(1)	57	Director
Cathy Hendrickson(1)	63	Director

(1)	Serves on the Audit Committee, Nominations Committee and Compensation Committee

William J. McMorrow—Chairman and Chief Executive Officer. Mr. McMorrow joined Kennedy-Wilson in 1988 and has been Chairman and Chief Executive Officer of Kennedy-Wilson since 1998. Mr. McMorrow is the architect of Kennedy-Wilson’s expansion into real estate brokerage, property management and investment services. In addition to his real estate experience, Mr. McMorrow has more than 17 years of banking experience. Prior to joining Kennedy-Wilson, he was the Executive Vice President and Chairman of the Credit Policy Committee at Imperial Bancorp and also has held senior positions with a variety of financial services companies, including eight years as a Senior Vice President of Fidelity Bank. He received a B.S. in Business and an M.B.A. from the University of Southern California. Mr. McMorrow is on the Executive Board of the USC Lusk Center for Real Estate and is involved in numerous charities in Southern California, including Chrysalis, the Rape Treatment Center, the Village School and Loyola High School. Mr. McMorrow was selected to serve as a member of our Board of Directors because of his significant achievements with, and intimate knowledge of, the Company and his extensive experience in banking and real estate.

Mary Ricks—Vice Chairman of Kennedy-Wilson, Inc. and CEO, KW Commercial Investment Group. Ms. Ricks joined Kennedy-Wilson in 1990, is Vice Chairman of Kennedy-Wilson, Inc. and has been has been Chief Executive Officer of KW Commercial Investment Group since 2008. Ms. Ricks is responsible for the Company’s acquisitions and dispositions of commercial assets as well as oversight of the Company’s activities in Japan. Prior to joining Kennedy-Wilson, Ms. Ricks was a commercial broker at Hanes Company. She has been named by the L.A. Business Journal as one of the top women in commercial real estate and was featured on the covers of Forum Magazine and Real Estate California recognizing women at the top of the field. She received a B.A. in Sociology from the University of California, Los Angeles, where she was an All-American athlete. Ms. Ricks is a founding board member of the Richard S. Ziman Center for Real Estate at UCLA.

Freeman A. Lyle—Executive Vice President and Chief Financial Officer. Mr. Lyle joined Kennedy-Wilson in 1996 and has been Executive Vice President and Chief Financial Officer of Kennedy-Wilson since 1996. Mr. Lyle is responsible for all aspects of finance and administration for the Company, including strategic planning, capital formation, financial reporting, risk management, investor relations and information technology. Prior to joining Kennedy-Wilson, he was Vice President and Controller for R&B Realty Group. Prior to R&B Realty, Mr. Lyle was with Ernst & Young LLP. He received a B.S. in Business from the California State University at Northridge and an M.B.A. from the University of Southern California. He is a Certified Public Accountant.

Robert E. Hart—President, KW Multi-Family Management Group. Mr. Hart has been President of KW Multi-Family Management Group since 2006. He joined Kennedy-Wilson in 2000. Mr. Hart is responsible for the oversight of acquisitions, asset management and dispositions of multifamily assets in the U.S. and Japan. Prior to joining Kennedy-Wilson, Mr. Hart served as a Senior Vice President of Portfolio Management for Heitman Capital Management as well as Director of Real Estate Marketing for Executive Life Insurance Company Enhancement Trusts. He received a B.S. in Civil Engineering from Worcester Polytechnic Institute and an M.B.A. from the University of California, Los Angeles’ Anderson School of Management. Mr. Hart is Chair of the board of directors of Chrysalis and an Associate of the Richard S. Ziman Center for Real Estate at UCLA. He is a member of the Real Estate Investment Advisory Council, the Urban Land Institute and the California Lexington Group. He is a former President of the UCLA Anderson School of Management Alumni Association and a former member of both the Board of the UCLA Alumni Association and the Anderson School Board of Visitors.

Donald J. Herrema—Executive Vice Chairman of Kennedy-Wilson, Inc. and CEO, KW Capital Markets. Mr. Herrema is Executive Vice Chairman of Kennedy-Wilson, Inc. and Chief Executive Officer of KW Capital Markets. He joined Kennedy-Wilson in 2009. Mr. Herrema is responsible for Kennedy-Wilson’s capital markets and fundraising activities. Prior to joining Kennedy-Wilson, he founded BlackSterling Partners, LLC, served as CEO of Bessemer Trust, Loring Ward, Atlantic Trust (subsidiary of Invesco), and was Head of Private Wealth Management at Morgan Stanley. He began his career at Wells Fargo Bank, where he ultimately served as both President of Wells Fargo Securities and Head of the Mutual Funds Division. Mr. Herrema received a B.A. from Whittier College and an M.A. in Economics from the University of Southern California. Mr. Herrema is a Director of TD Bank Asset Management USA Funds and Lepercq, de Neuflize and Co and also serves as a Senior Advisor to Stone Point Capital.

Kent Mouton—Director. Mr. Mouton served as a director of Kennedy-Wilson since 1995. Mr. Mouton is a partner with the law firm Kulik, Gottesman, Mouton & Siegel LLP, where he specializes in real estate law, primarily in the areas of real estate lending and finance, joint ventures, land use, acquisitions and dispositions, leasing, development and construction, common interest subdivisions (condominiums and planned unit developments) and real estate brokerage. He has been an Adjunct Professor of real estate law at the UCLA Extension since 1979, and teaches various real estate related UCLA Extension courses. Mr. Mouton has been honored by his peers by being designated a Southern California Real Estate “Super Lawyer” in 2005, 2006, 2007 and 2008. Mr. Mouton is a former member of the Board of Governors of the Century City Bar Association and formerly was a Co-Chairperson of the Century City Bar Association Real Estate Law Section. He also serves on the Los Angeles County Bar Real Property Section Real Estate Finance, Land Use Planning and Commercial Development Steering Committees. Mr. Mouton graduated from the University of California, Los Angeles in 1975 with a Bachelor of Arts degree in Economics (Dean’s List, Summa Cum Laude, Phi Beta Kappa) and received his law degree in 1978 from the University of California, Los Angeles. Mr. Mouton was selected to serve as a member of our Board of Directors because of his experience and knowledge relating to the legal and financial aspects of real estate investment and his significant experience in public and private company advisory and governance activities.

Jerry R. Solomon—Director. Mr. Solomon served as a director of Kennedy-Wilson since 2001. Mr. Solomon received both his B.S. Degree in accounting (1973) and an M.B.A. (1974) from UC Berkeley. Throughout college and following graduation, he worked in the tax department of JK Lasser & Company that later became Touche Ross & Company. After leaving JK Lasser, Mr. Solomon joined a large local CPA firm where he became the partner in charge of the comprehensive business services department as well as the administrative partner in charge of 7 partners and 80 staff. In 1988 he formed Solomon & Company CPA’s Inc.

that later merged with Harold G. Winnett and the firm was renamed Solomon, Winnett & Rosenfield Certified Public Accountants, Inc. Mr. Solomon’s practice areas of expertise include both real estate industry and service industries. He consults frequently with high net worth individuals and families in tax and transactional planning. Mr. Solomon currently sits on several board of directors and on the boards of several philanthropic organizations. Mr. Solomon was selected to serve as a member of our Board of Directors because of his significant experience in the public accounting profession, particularly in the real estate and services industries, and with public and private company advisory and governance activities.

Norman Creighton—Director. Mr. Creighton served as a director of Kennedy-Wilson since 2004. From 1975 to 2001, Mr. Creighton was employed with Imperial Bank, serving as President and Chief Executive Officer from 1983 to 2001. During Mr. Creighton’s tenure with Imperial Bank, its assets increased from approximately $200 million in 1975 to approximately $7 billion in 2001. Prior to Imperial Bank, Mr. Creighton served as Regional Vice President for Southern Arizona of Great Western Bank from 1971 to 1974. From 1958 to 1971, Mr. Creighton was employed with Arizona Bank, including as Manager of the Tuscon Headquarters. Mr. Creighton holds a B.S. in banking and finance from the University of Montana. Mr. Creighton was selected to serve as a member of our Board of Directors because of his extensive experience and knowledge of business, accounting and the banking industry.

Thomas Sorell—Director. Mr. Sorell served as a director of Kennedy-Wilson since 2008. Mr. Sorell is Executive Vice President and Chief Investment Officer of Guardian Life Insurance Company of America, Guardian Investor Services LLC and other Guardian subsidiaries. Mr. Sorell has over 30 years of financial experience. He is responsible for Guardian’s investment policy and strategies for over $30 billion in assets. This includes investments in both public and private equity, fixed income, and commercial real estate. Mr. Sorell recently served as President of The Park Avenue Portfolio® Family of Mutual Funds and is a Director of RS Investment Co. Mr. Sorell joined Guardian in 1994 from White River Corporation, where he served as Director of Fixed Income. Prior to that, he held investment management positions at Fund American Enterprises, Inc. and AIG Investment Advisors as well as institutional fixed income sales and research positions at Drexel Burnham Lambert & Co., and Kidder, Peabody & Co. Mr. Sorell holds a B.A. from Colgate University and an M.B.A. from New York University. He has a Chartered Financial Analyst (CFA) designation, and is a member of the ACLI-CIO Board of Advisors, CFA Institute and the New York Society of Security Analysts. Mr. Sorell was selected to serve as a member of our Board of Directors because of his extensive experience in the financial services industry, particularly in the fields of public and private equity.

David A. Minella—Director. Mr. Minella served as the Prospect’s Chairman and Chief Executive Officer since its inception in July 2007 through November 2009. Mr. Minella has been the managing member of Minella Capital Management LLC, a financial services advisory firm, since December 2006 and the managing member of Flat Ridge Investments LLC, a private investment vehicle, since July 2007. Between 1997 and March 2007, Mr. Minella served as the Chief Executive Officer and a director of Value Asset Management LLC, or VAM, a strategic investment management holding company. At VAM, Mr. Minella was responsible for its overall business strategy, acquisitions and financial results. Under Mr. Minella’s leadership, VAM acquired a controlling interest in five separate investment management firms: Dalton Hartman Greiner and Maher, New York, NY; Harris Bretall Sullivan and Smith, San Francisco, CA; Hillview Capital Advisors, LLC, New York, NY; Grosvenor Capital Management LP, Chicago, IL; and MDT Advisers LLC, Cambridge, MA. All of the original acquisitions have been sold. From 1995 to 1997, Mr. Minella was the President and Chief Executive Officer of the asset management division of Liechtenstein Global Trust, or LGT, a wealth and asset management firm, where he was responsible for the overall business strategy and financial results. During Mr. Minella’s tenure as LGT’s Chief Executive Officer, he also led LGT’s acquisition of Chancellor Capital Management, a large United States equity investment firm. Mr. Minella originally joined the LGT group in 1987 as the head of its United States subsidiaries, GT Capital Management and GT Global. Mr. Minella established its United States mutual fund business through the broker-dealer community, reestablished LGT’s institutional separate account capabilities, and developed the firm’s global equity sector expertise. Currently, Mr. Minella serves as a director of Lindsell Train Japan Fund and Lindsell Train Global Media Fund, both offshore hedge funds managed out of London, UK. In addition, Mr. Minella is a member of the Executive Council at Bunker Hill Capital Management, a private equity firm in Boston, Massachusetts, the former Chairman of the board of directors of MDT Advisers LLC and a former board member of the Investment Company Institute. Mr. Minella holds a B.S. in accounting from Bentley College. Mr. Minella was selected to serve as a member of our Board of Directors because of his significant financial industry experience, particularly relating to investment strategies and asset management.

Cathy Hendrickson—Director. Ms. Hendrickson served as a director of Kennedy-Wilson since 2004. Ms. Hendrickson has forty one years experience in banking which includes eight years with Union Bank in Los Angeles in Economic Research/Corporate Planning, Leveraged Leasing, Credit, and the National Division, three years at Philadelphia based Fidelity Bank’s Los Angeles Loan Production Office, one year in Crocker Bank’s Southern California Corporate Banking Division, two years as Manager of Imperial Bank’s Headquarters Office located at the Los Angeles International Airport, ten years as Regional Vice President of Metrobank’s South Bay Headquarters Office in Torrance, and two years as President of Palos Verdes National Bank. Since May, 1993, Ms. Hendrickson served as President and Chief Executive Officer of Bay Cities National Bank (formerly Peninsula National Bank). Ms. Hendrickson also serves as President and Chief Executive Officer of Peninsula Banking Group, Inc. and on the boards of Bay Cities National Bank, Peninsula Banking Group, Inc. and Community First Financial Group, Inc. Ms. Hendrickson was selected to serve as a member of our Board of Directors because of her extensive experience as a high level executive in the banking and financial industries.

Compliance With Section 16(b) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely upon our review of the Forms 3 and 4 and amendments thereto furnished to us during the fiscal year ended December 31, 2009, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2009, we believe that, during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met in a timely manner, except for the following filings which, with respect to our current officers and directors, were not filed in a timely manner due to the numerous activities related to our merger with Kennedy-Wilson, Inc. (i) Malibu Partner LLC, a former greater than 10% beneficial owner, did not file in a timely manner one Form 4 with respect to two transactions; (ii) David A. Minella, our director and former officer, did not file in a timely manner one Form 4 with respect to two transactions; (iii) Patrick Landers, our former director and officer, did not file in a timely manner one Form 4 with respect to two transactions; (iv) James Cahill, our former officer, did not file in a timely manner one Form 4 with respect to one transaction; (v) Michael Castine, our former director, did not file in a timely manner one Form 4 with respect to one transaction; (vi) William Cvengros, our former director, did not file in a timely manner one Form 4 with respect to one transaction; (vii) Michael Downey, our former director, did not file in a timely manner one Form 4 with respect to one transaction; (viii) Daniel Gressel, our former director, did not file in a timely manner one Form 4 with respect to two transactions; (ix) John Merchant, our former director, did not file in a timely manner one Form 4 with respect to one transaction; (x) William Landman, our former director, did not file in a timely manner one Form 4 with respect to two transactions; (xi) Barry Schlesinger, our officer, did not file in a timely manner one Form 3 and one Form 4 with respect to one transaction; (xii) Thomas Sorell, our director, did not file in a timely manner one Form 3; (xiii) Mary Ricks, our officer, did not file in a timely manner one Form 3 and one Form 4 with respect to one transaction; (xiv) Kent Mouton, our director, did not file in a timely manner one Form 3 and one Form 4 with respect to one transaction; (xv) William McMorrow, our director and officer, did not file in a timely manner one Form 3 and one Form 4 with respect to one transaction; (xvi) Freeman Lyle, our officer, did not file in a timely manner one Form 3 and one Form 4 with respect to one transaction; (xvii) Donald Herrema, our officer, did not file in a timely manner one Form 3 and one Form 4 with respect to one transaction; (xviii) Cathy Hendrickson, our director, did not file in a timely manner one Form 3 and one Form 4 with respect to one transaction; (xix) Norman Creighton, our director, did not file in a timely manner one Form 3 and one Form 4 with respect to one transaction; (xx) Robert Hart, our officer, did not file in a timely manner one Form 3 and one Form 4 with respect to five transactions; (xxi) James Rosten, our officer, did not file in a timely manner one Form 3 and one Form 4 with respect to three transactions; and (xxii) Jerry Solomon, our director, did not file in a timely manner one Form 3 and one Form 4 with respect to two transaction.

Audit Committee

We have a separately-designated Audit Committee comprised of Norman Creighton, Cathy Hendrickson and David Minella, each of whom is independent under the listing standards of NYSE. The Audit Committee operates under a written charter. The Audit Committee Charter can be found on our website at www.kennedywilson.com and can be made available in print free of charge to any shareholder who requests it.

Our Board of Directors has determined that we have at least one Audit Committee financial expert, as defined in the Exchange Act, serving on our Audit Committee. Norman Creighton is an “Audit Committee financial expert” and is an independent member of our Board of Directors.

Code of Ethics

Our Board of Directors has adopted a code of ethics that applies to our directors, officers and employees. A copy of the code of ethics is available on our website at www.kennedywilson.com.

Item 11.	Executive Compensation

The following discussion sets forth certain information regarding our executive compensation. Unless specifically noted or the context provides otherwise, as used throughout this section, “we,” “our,” “us” or the “Company” and the disclosures relating to executive compensation refer to Kennedy-Wilson, Inc. and its subsidiaries prior to, and Kennedy-Wilson Holdings, Inc. and its subsidiaries subsequent to, the closing of the merger between the Company and Kennedy-Wilson, Inc., which was consummated on November 13, 2009. “Prospect” refers to the Company prior to the merger.

Executive Compensation of Prospect Acquisition Corp. prior to the Merger

None of Prospect’s executive officers received any cash or other compensation for services rendered to the Company in any capacity. However, Prospect’s executive officers and their affiliates were reimbursed for certain out-of-pocket expenses incurred in connection with activities on Prospect’s behalf such as identifying potential target businesses and performing due diligence.

Compensation Discussion and Analysis

I. NEOs

As required by SEC rules, the following compensation discussion explains compensation decisions with respect to those executive officers who constitute our “Named Executive Officers” (“NEOs”) under SEC rules. These rules provide that the NEOs are the principal executive officer, the principal financial officer, and the three most highly compensated executive officers other than the principal executive officer and the principal financial officer. For 2009 our NEOs were the following (titles are those at year end):

• William J. McMorrow	Chairman and Chief Executive Officer

• Freeman A. Lyle	Executive Vice President and Chief Financial Officer

• Mary Ricks	Vice Chairman of Kennedy-Wilson, Inc. and CEO, KW Commercial Investment Group

• Donald J. Herrema	Executive Vice Chairman of Kennedy-Wilson, Inc. and CEO, KW Capital Markets. Mr. Herrema joined the Company as an employee in June 2009. Previously, beginning in January 2009 he provided consulting services to the Company.

• Robert E. Hart	President, KW Multi-Family Management Group

II. Executive Compensation Philosophy and Objectives

Our core compensation philosophy has been to pay our executive officers a competitive level of compensation that best reflects individual performance, overall responsibility to us, and our performance and the performance of our business units.

This philosophy was implemented for the NEOs through a combination of base salary, the opportunity to earn significant bonuses, long-term incentives and executive benefits. Prior to the merger, our Chief Executive Officer generally determined the bonuses to be paid to the other NEOs and our Compensation Committee determined the bonuses to be paid to the Chief Executive Officer. Following the consummation of the merger, our Compensation Committee determines the compensation of all of the NEOs with the consultation of the Chief Executive Officer.

III. Elements of Compensation

For the years prior to 2009, we generally utilized three components of compensation: base salary, annual bonuses and benefits. As will be discussed below, long-term incentives became a significant element of executive compensation for our NEOs in 2009. Due to our overall philosophy of maintaining a pay mix that results fundamentally in a pay-for-performance orientation for executives, in years prior to 2008 the most significant element of compensation for the NEOs was bonuses. As reflected in the summary compensation table, bonuses for 2008 were much less than salary for 2008, reflecting the fact that the decline in our financial performance in 2008, as compared to prior years, made it appropriate to award much lower bonuses or no bonuses to the NEOs for that year. With respect to 2009, base pay was a relatively small percentage of overall compensation for the NEOs. As will be further discussed below, however, a number of unusual or unique events occurred during 2009 that affected the compensation of the NEOs, including signing bonuses in connection with successful contract renegotiations, issuance and cancellation of stock options, the payment of bonuses in connection with the merger of the Company with Kennedy-Wilson, Inc., and the issuance of restricted stock to key employees in connection with the merger.

A. Base Salary

Base salary is determined by the level of the position within the Company and the individual’s current and sustained performance results. Prior to the merger, the base salary of each NEO, except in the case of the Chief Executive Officer (whose base pay was set by our Compensation Committee), was set by our Chief Executive Officer, in some cases after consultation with the Compensation Committee. Following the merger, base salary for all NEOs is set by the Compensation Committee with the consultation of the Chief Executive Officer.

In determining the appropriate level of base salary for NEOs, a number of considerations may be taken into account. Historically, the following are some of the most important factors that have been considered: the number of employees supervised by the officer; the effort expended by the officer in soliciting and bringing new business or capital investments to his or her business unit; the extent to which the officer’s business unit generated new business or new capital; the travel demands placed upon the officer; and the extent to which the officer engaged in investor relation activities. While these factors are critical to our success, many of them cannot be evaluated quantitatively, so a portion of the evaluations by both the Compensation Committee and the Chief Executive Officer are necessarily subjective.

With respect to Messrs. McMorrow, Hart, and Lyle, and Ms. Ricks, salary adjustments were made effective January 1, 2008 by the Compensation Committee (with respect to Mr. McMorrow) and by Mr. McMorrow with respect to the other three executives. Mr. McMorrow’s salary was increased to $950,000, the salaries of Mr. Hart and Ms. Ricks were each increased to $600,000 (effective January 1, 2008), and Mr. Lyle’s salary was increased to $450,000 (effective June 1, 2008). The Chief Executive Officer did not recommend and the Compensation Committee did not consider any salary adjustments for these executives during 2009. In light of the continued

unsettled state of the real estate market in 2009, the complex issues raised by the merger, and the long-term incentives issued in connection with the merger, the Compensation Committee concluded that increases in base salary were not appropriate.

Mr. Herrema joined the Company effective June 15, 2009. His initial base salary was set at $600,000 under his employment agreement, which was considered both appropriate in light of his job responsibilities and the fact that it was consistent with the level of base pay for other most senior executives below the Chief Executive Officer, for the reasons described in the preceding paragraph the Chief Executive Officer did not recommend and the Compensation Committee did not consider any salary adjustments for him during 2009.

B. Annual Bonus

In general, the determination of the annual bonus payable to a NEO is a discretionary determination. Because prior to 2009 we have historically not used forms of long-term incentive compensation as incentives for executive performance, annual bonuses have functioned as the primary component of variable compensation for most executive officers. Our Compensation Committee believes that annual bonuses should play a primary role in motivating executives to undertake efforts that provide increases in company value and that executive officers should be potentially eligible for bonuses that are a very significant percentage of base pay and, in the case of the most senior officers, may be a significant multiple of base pay. While the NEO’s individual performance is taken into account, historically a primary determinant of the bonus to be paid is the financial performance of the business unit over which the NEO has responsibility (in the case of the Chief Executive Officer and the Chief Financial Officer, the primary determinant is the financial performance of the Company as a whole). Our Compensation Committee determines the Chief Executive Officer’s bonus based on its evaluation of both his and the Company’s performance. While our Compensation Committee did not determine the bonus for the other NEOs prior to the merger, it was consulted as part of the process by which the Chief Executive Officer determined or participated in the determination of bonuses for the other NEOs prior to the merger. Except as noted below, the bonus determination process did not take into account specific targets or metrics; instead, it was based on a discretionary evaluation by our Compensation Committee (in the case of the Chief Executive Officer) or the Chief Executive Officer (in the case of the other NEOs) of the performance of the executive and the business unit for which he or she had responsibility. The following bonus determinations were made for 2009:

Mr. McMorrow. With respect to our Chief Executive Officer, our Compensation Committee determined that he should receive the following payments in 2009. These payments reflect the Compensation Committee’s view that our Chief Executive Officer has played the key role in guiding the Company through the unprecedented commercial real estate problems of the last several years and positioning the Company for sustained growth in the years of ahead:

•

In connection with the January 2009 extension of the expiration date of the Chief Executive Officer’s employment agreement from December 31, 2014 to December 31, 2019, he received a signing bonus of $2 million. This bonus is repayable on a pro rata basis if the Chief Executive Officer terminates employment prior to the expiration of the contract term for a reason not constituting a constructive termination under the employment agreement.

•	In connection with the merger, our Chief Executive Officer’s employment agreement was amended to provide for the following payments:

•

The Chief Executive Officer received a cash bonus of $4.85 million on October 15, 2009, which was subject to repayment if the merger had not occurred on a timely basis. Our Compensation Committee made the determination to pay this bonus to the Chief Executive Officer upon consummation of the merger after taking into account several factors, including the primary roles he played in negotiating the terms of the merger and the merger agreement and the amendments to the Chief Executive Officer’s employment agreements eliminating his rights to receive cash lump sum payments otherwise due upon a change in control.

•

On April 10, 2006, the Chief Executive Officer borrowed $3,543,127 from the Company evidenced by a promissory note bearing simple interest at a rate of 7.5% and scheduled to mature on April 9, 2011. In connection with the merger, the Chief Executive Officer’s employment agreement was amended to provide that the remaining balance of the note in the amount of $3,454,972 plus accrued interest of $763,539 would be forgiven upon consummation of the merger. The determination of our Compensation Committee to forgive the note upon the consummation of the merger stemmed from its consideration of the Chief Executive Officer’s contributions to the Company, his primary role in negotiating the terms of the merger and the merger agreement, and the terms of the note which provides for its forgiveness in the event of certain changes in control.

Ms. Ricks. It was not recommended that Ms. Ricks receive a bonus based directly on Company financial performance in 2009. She did, however, receive two bonus payments in 2009:

•

In connection with the January 2009 execution of a new employment agreement, she received a signing bonus of $1 million. This bonus is repayable on a pro rata basis if she terminates employment prior to the expiration of the contract term for a reason not constituting a constructive termination under the employment agreement.

•

In connection with the merger, Ms. Rick’s employment agreement was amended to provide a cash bonus of $2 million on October 15, 2009, which was subject to repayment if the merger had not occurred on a timely basis. Our Compensation Committee made the determination to pay a cash bonus to Ms. Ricks upon consummation of the merger after taking into account several factors, including the primary roles she played in negotiating the terms of the merger and the merger agreement and the amendments to her agreements eliminating her rights to receive cash lump sum payments otherwise due upon a change in control.

Mr. Lyle. The amount of bonus for Mr. Lyle for 2009 has not been determined. It is expected to be determined by June 30, 2010. Key factors taken into account in determining the bonus amount is the significance and complexity of the financial functions that he is responsible for supervising and the very extensive efforts required to coordinate the financial reporting and related aspects of investor relationships, including preparation of monthly, quarterly, and annual reports for over 100 properties and management of the financial aspects of Kennedy-Wilson’s unsecured and secured borrowings. An additional bonus factor is that the process of converting Kennedy-Wilson into a public company through the merger required Mr. Lyle to successfully manage numerous complex and time consuming additional activities in addition to his ongoing job responsibilities.

Mr. Hart. Mr. Hart’s employment agreement with KW Multi-Family Management Group, LLC, or KW Multi-Family Management Group, provides for the creation of an annual bonus pool equal to 20% of the net operating income of KW Multi-Family Management Group for the applicable calendar year, which is defined as the gross revenue of KW Multi-Family Management Group less costs and overhead expenses (as defined in the agreement) incurred up to $2.3 million. This pool can be distributed among KW Multi-Family Management Group employees. Because this formula resulted in the creation of no bonus pool for 2009, no bonus was payable to Mr. Hart.

Mr. Herrema. Mr. Herrema’s employment contract provides for a discretionary bonus, subject to a minimum bonus of $500,000 for 2009. In accordance with the contract, he received a $500,000 bonus for 2009. While the Compensation Committee determined that Mr. Herrema had provided many valuable contributions in connection with the merger process, including negotiating key terms of the merger and the merger agreement, it was determined that an appropriate bonus award for these contributions was the $500,000 bonus provided for by the employment agreement.

C. Bonus Arrangements for 2010

In March 2010 the Compensation Committee met to consider bonus arrangements for the NEOs for 2010. While no final decisions have been made, the Compensation Committee’s current thinking is that the overall maximum bonus payable to a NEO should be based upon overall company financial performance, subject to the Compensation Committee’s complete discretion to make individual downward adjustments to the maximum bonus to reflect individual performance, performance of the executive’s bonus unit, and other appropriate factors. In order to implement this concept and to ensure that bonuses to NEOs would be deductible as performance-based compensation under section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, certain NEOs were awarded performance units in March 2010, the value of which will be dependent on the overall adjusted Company EBITDA for 2010. The details of these performance units are described in Form 8-K, filed by the Company March 31, 2010.

D. Long-Term Incentive Compensation

As previously noted, prior to 2009, the Company’s compensation philosophy had focused on delivering compensation value primarily through a mixture of base pay and annual incentives. While the Compensation Committee continues to believe that annual incentives play a critical role in aligning executive and investor interests, it has also concluded that significant long-term incentives should also play a major role in aligning executive actions with the long-term interests of the shareholders.

2009 Stock Option Grants. Our Compensation Committee determined to issue stock options in early 2009 to senior executives and members of the Board of Directors. Two types of options were granted by our Compensation Committee: (1) options with vesting only contingent on continued service for a specified amount of time, which were intended to reward contributions to the Company and act as a retention incentive; and (2) options with vesting contingent upon both continued service for a specified amount of time and upon meeting specific EBITDA performance goals set forth in the option agreement (if the EBITDA target for a previous year was not met, the options could still be earned if a “catch up hurdle” were to be met in a later year). A total of 750,000 stock options were issued, of which the following amounts were issued to the NEOs (the number in parentheses represent options with vesting contingent upon meeting EBITDA performance goals): 150,000 options to each of Mr. McMorrow and Ms. Ricks; 100,000 options to each of Mr. Herrema (100,000) and Mr. Hart (77,400); and 20,000 options to Mr. Lyle (15,708). Our Compensation Committee’s determination of the amount of options granted to each NEO took into account that optionee’s contribution to the Company and the amount of options that was being awarded to other officers with comparable levels of responsibility. The options were scheduled to vest over seven years in equal annual installments with a strike price of $30.

As part of the negotiations between Prospect Acquisition Corp. and Kennedy-Wilson, Inc. leading up to the merger, it was agreed that all of these stock options would be cancelled upon the closing. In addition to restricted stock that would be issued to the optionees in replacement of their options, the optionees also became entitled to payments of $2 per option for each cancelled option, resulting in payments of $300,000 to each of Mr. McMorrow and Ms. Ricks, $200,000 to each of Mr. Herrema and Mr. Hart, and $40,000 to Mr. Lyle.

Restricted Stock. In connection with the merger, it was determined that key executives would receive a substantial grant of restricted stock, both as a replacement for the cancelled stock options and as an incentive to sustained long-term performance and as a retention incentive. Specifically, to reward and incentivize our key employees and management after the merger, up to 2,475,000 shares of common stock were reserved for issuance under the Company’s 2009 Equity Participation Plan, or the 2009 Plan. In connection with the merger, certain of our officers, directors and key employees were issued an aggregate of 2,357,443 restricted shares of common stock under the 2009 Plan. Mr. McMorrow, Ms. Ricks and Mr. Herrema each were granted 556,875 shares of restricted shares and Mr. Lyle and Mr. Hart each were granted 77,344 shares of restricted stock. Under the terms of the restricted stock award agreements of the grantees that were awarded restricted shares in connection with the merger, the restricted shares are scheduled to vest in equal installments over a five year period from the date of grant if on each vesting date: (i) the total acquisition cost of assets owned or managed on behalf of third parties by the Company (Gross Assets Under Management) meets certain targets, as of such vesting date and (ii) the grantee is an employee of the Company or its subsidiaries, as of such vesting date (or, in the case of an independent contractor, the grantee continues to provide services). The agreements further provide that, if the awardee remains employed until a vesting date, but the Gross Assets Under Management target is not met, the shares shall nevertheless become vested if the Gross Assets Under Management target is met as of a subsequent vesting date. Also, the agreements further provide that the Gross Assets Under Management target may be increased and additional vesting requirements may be provided for annually in the Company’s sole discretion upon written notice to the Awardee.

Vesting Date	Target Gross Assets Under Management
November 13, 2010	$3.00 billion
November 13, 2011	$3.30 billion
November 13, 2012	$3.63 billion
November 13, 2013	$3.99 billion
November 13, 2014	$4.39 billion

Notwithstanding the foregoing, if the engagement of a grantee that is an employee or consultant of the Company or its subsidiaries is terminated by the Company or its subsidiaries without cause (as defined in the award agreements) or by the grantee for “Good Reason”, the requirement that the grantee be engaged with the Company or its subsidiaries as of each vesting date shall no longer apply going forward, so that, assuming the target Gross Assets Under Management is met as of a particular vesting date, all restricted shares subject to vesting as of such vesting date shall thereupon become fully vested. As used herein, “Good Reason” means the voluntary termination of the engagement of the grantee with the Company or its subsidiaries within 6 months of the Company or the Company’s subsidiaries: (1) instructing the grantee to provide services full-time or substantially full-time at any location not acceptable to the grantee (other than the Company’s main headquarters) that is more than 50 miles from the grantee’s principal place of work and more than 50 miles from the grantee’s principal residence; (2) eliminating or materially reducing the grantee’s duties with the Company or the Company’s subsidiaries or (3) materially reducing the grantee’s base pay (or base compensation). In addition, in the event of a “Change of Control” as defined in the 2009 Plan, any unvested restricted shares of common stock that have not previously been forfeited will become vested, subject to certain limitations.

Long-Term Cash Incentives. Our Compensation Committee amended Mr. McMorrow’s employment agreement and Mr. Ricks employment agreement to make certain long-term cash incentives available, contingent upon the consummation of the merger. The Compensation Committee’s decisions to make these incentives available took into account several factors, including the primary roles they played in negotiating the terms of the merger and the merger agreement and the amendments to their agreements eliminating their rights to receive cash lump sum payments otherwise due upon a change in control.

•

Mr. McMorrow and Ms. Ricks received “performance unit awards” under the 2009 Plan which entitled them to receive $2.425 million and $1.0 million, respectively, on April 1, 2010, provided that the Company’s assets under management were at least $3 billion as of March 31, 2010 and the executive remained employed through such date. This performance target was met and these awards have been paid.

•

Mr. McMorrow’s and Ms. Ricks’ employment agreements were also amended to provide that they would receive additional “performance unit awards” under the 2009 Plan entitling them to receive cash payments in the amounts of $4.425 and $1.0 million, respectively, on January 1, 2011, provided that the Company’s assets under management are at least $3 billion as of December 31, 2010 and he or she, as applicable, remained employed by the post-merger company through January 1, 2011. On November 18, 2009, Mr. McMorrow and Ms. Ricks waived their right to receive the January 1, 2011 bonuses.

E. Other Executive Benefits

NEOs are entitled to employee benefits generally available to all full time employees (subject to fulfilling any minimum service period). These employee benefits include, among other things, vacation and health and welfare benefits generally available to all employees. We believe these benefits are generally competitive with those offered by similar companies in the markets in which we operate.

Our employees, including the NEOs participate in a tax-qualified 401(k) plan, pursuant to which we may match a certain portion of employee contributions. We may annually match 50% of employee contributions to the plan, limited to employee contributions equal to 4% of compensation, but not to exceed $1,500 for any participant.

The Chief Executive Officer receives certain additional benefits, which includes a car allowance of $18,000 and the use of certain club memberships that are maintained by us for business purposes only. Further details regarding these benefits are contained in the summary compensation table and accompanying footnotes. These benefits are provided because our Compensation Committee has concluded that they are generally competitive with those provided to comparable executives or provide benefits to us which are appropriate in light of their cost.

F. Employment Agreements

During 2009 we were a party to employment agreements with all of our NEOs. Additional information regarding the employment agreements of our NEOs may be found under the subheadings below “Termination and Change in Control Benefits”.

Mr. McMorrow. As amended effective February 1, 2009, the employment agreement in effect with Mr. McMorrow generally provides for base salary of $950,000, a bonus at the sole discretion of our Compensation Committee, and insurance coverages and other benefits generally available to officers. In addition, it provides for entrance fees and monthly dues for two country clubs. The term of Mr. McMorrow’s agreement extends through December 31, 2019. As previously described, Mr. McMorrow received a $2 million signing bonus in connection with the execution of this agreement.

In connection with the merger, Mr. McMorrow’s employment agreement was amended to provide for the previously described cash payments on October 15, 2009, April 1, 2010, and January 1, 2011 (this last payment was subsequently waived). It also provided for the note forgiveness previously described. It further provided for the grant of 556,875 restricted shares upon the terms and conditions set forth above. The amendments further provided for: the removal of certain benefits in the event of a change in control, the addition of certain severance benefits if the executive resigns on account of a change in location or a material reduction in duties, a reduction in the amount of payments or benefits payable or provided to him under his employment agreement or otherwise to ensure that no payment or benefit is subject to the excise tax imposed by Section 4999 of the Code (certain golden parachute payments) which reduction may, in certain circumstances, result in the repayment of certain previously paid amounts (plus earnings) to the Company, and to achieve compliance with Section 409A of the Code.

Ms. Ricks. Ms. Ricks entered into an employment agreement with Kennedy-Wilson effective February 1, 2009. The agreement extends through January 31, 2014. The employment agreement provides for base salary of $600,000, a bonus at the sole discretion of our Compensation Committee, and other benefits generally available to our employees. As previously described, Ms. Ricks received a $1 million signing bonus in connection with the execution of this agreement.

In connection with the merger, Ms. Ricks employment agreement was amended to provide for the previously described cash payments on October 15, 2009, April 1, 2010, and January 1, 2011 (this last payment was subsequently waived). It further provided for the grant of 556,875 restricted shares upon the terms and conditions set forth above. The amendments further provided for: the removal of certain benefits in the event of a change in control, the addition of certain severance benefits if the executive resigns on account of a change in location or a material reduction in duties, a reduction in the amount of payments or benefits payable or provided to her under her employment agreement or otherwise to ensure that no payment or benefit is subject to the excise tax imposed by Section 4999 of the Code (certain golden parachute payments) which reduction may, in certain circumstances, result in the repayment of certain previously paid amounts (plus earnings) to the Company, and to achieve compliance with Section 409A of the Code.

Mr. Hart. Mr. Hart entered into an employment agreement with KW Multi-Family Management Group dated January 1, 2006, which has been subsequently amended and extended on a year-to-year basis. The employment agreement was most recently amended as of January 1, 2009 to extend the term through December 31, 2009. The agreement has now expired. In addition to base salary of $600,000, the agreement provided for Mr. Hart’s participation in the annual bonus pool equal to 20% of the net operating income of KW Multi-Family Management Group for the applicable calendar year, plus benefits generally available to employees of KW Multi-Family Management Group. The now expired agreement provided that, in the event Mr. Hart’s employment was terminated by KW Multi-Family Management Group without cause, he would be entitled to receive base salary, participation in the bonus pool and benefits through the end of the term.

Mr. Lyle. Mr. Lyle entered into an employment agreement with us on April 1, 1996, which has been subsequently amended and extended on a year-to-year basis. The employment agreement was most recently amended to extend the term through December 31, 2009. The agreement has now expired. In addition to base salary of $450,000, the agreement provided for a discretionary bonus of up to 100% of base salary and benefits generally available to employees of the Company. The now expired agreement provided that, in the event Mr. Lyle’s employment was terminated without cause, he would be entitled to receive base salary, participation in the bonus pool and benefits through the end of the term.

Mr. Herrema. Mr. Herrema entered into an employment agreement with us on June 15, 2009 to serve as the Executive Vice Chairman of Kennedy-Wilson, Inc. and CEO of Kennedy-Wilson Capital Markets through December 31, 2010. Under the employment agreement, Mr. Herrema is entitled to a base salary of $600,000 and a discretionary bonus determined by the Compensation Committee, subject to a $500,000 minimum bonus for 2009. The agreement also provides for benefits generally available to employees of the Company.

Mr. Herrema also entered into an amendment to his employment agreement in connection with the merger which provided for, among other things: the extension of his employment term from December 31, 2010 to January 31, 2014, unless earlier terminated pursuant to the terms of the agreement, the addition of certain severance benefits if the executive resigns on account of a change in location or a material reduction in duties, the grant of 556,875 shares of restricted stock pursuant to the 2009 Plan and upon the terms and conditions set forth above, and a reduction in the amount of payments or benefits payable or provided to him under her employment agreement or otherwise to ensure that no payment or benefit is subject to the excise tax imposed by Section 4999 of the Code (certain golden parachute payments) which reduction may, in certain circumstances, result in the repayment of certain previously paid amounts (plus earnings) to the Company, and to achieve compliance with Section 409A of the Code.

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report.

Submitted by:	Norman Creighton, Chairman Cathy Hendrickson David Minella Members of the Compensation Committee

Notwithstanding anything to the contrary set forth in any Company filings under the Securities Act or the Exchange Act that incorporate other filings, including this annual report, in whole or in part, the foregoing Compensation Committee Report shall not be incorporated by reference into any such filings.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee was established on November 13, 2009 and consists of Norman Creighton (Chairman), Cathy Hendrickson and David Minella. Mr. Minella served as our Chief Executive Officer and Chairman prior to the consummation of the merger between our wholly owned subsidiary and Kennedy-Wilson, Inc. on November 13, 2009. No other member of the Compensation Committee is (or ever was) an officer or employee of the Company or any of its subsidiaries. There are no Compensation Committee interlocks as defined by applicable SEC rules.

Compensation Polices and Practices As They Relate to the Company’s Risk Management

The Company believes that its compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on the Company.

2009 Executive Compensation Information

2009 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus		Stock Awards(8)	Option Awards(8)	Non- Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
William J. McMorrow	2009	$950,000	$6,850,000		$2,490,094	$2,173,500	$—	$—	$4,600,080	(1)	$17,063,674
Chairman and Chief Executive Officer	2008	$950,000	$—		$—	$—	$—	$—	$18,000	(1)	$968,000

Freeman A. Lyle	2009	$450,000		$(9)	$360,632	$289,800	$—	$—	$41,500	(2)	$1,141,932
Executive Vice President and Chief Financial Officer	2008	$410,417	$—		$—	$—	$—	$—	$—		$410,417

Mary Ricks	2009	$600,000	$3,000,000		$2,490,094	$2,173,500	$—	$—	$300,750	(4)	$8,564,344
Vice Chairman of Kennedy-Wilson, Inc. and CEO, KW Commercial Investment Group(3)	2008	$600,000	$—		$—	$—	$—	$—	$—		$600,000

Robert E. Hart	2009	$600,000	$—		$—	$1,449,000	$—	$—	$206,804	(5)	$2,255,804
President, KW Multi-Family Management Group	2008	$600,000	$—		$—	$—	$—	$—	$—		$600,000

Donald J. Herrema	2009	$325,000	$500,000		$3,377,094	$1,449,000	$—	$—	$201,500	(7)	$5,852,594
Executive Vice Chairman of Kennedy-Wilson, Inc. and CEO, KW Capital Markets(6)

(1)	Includes $18,000 in car allowance payments in 2008 and 2009, $1,500 in Company contributions to Mr. McMorrow’s account in the Company’s tax qualified 401(k) savings plan for 2009. Also included for 2009 is $3,454,972 of note forgiveness and the related accrued interest of $763,539, $62,068 of payroll taxes related to the note forgiveness and $300,000 related to the cancellation of stock option awards. We maintain two corporate club memberships that are made available to the Chief Executive Officer. Since all use during 2008 and 2009 was business use, accordingly no amount is recorded as “All Other Compensation” with respect to these memberships.
(2)	Consists of $1,500 in Company contributions to Mr. Lyle’s account in the Company’s tax qualified 401(k) savings plan and $40,000 related to the cancellation of stock option awards.
(3)	During 2008, Ms. Ricks served as President of the Company’s commercial group. During 2009, Ms. Ricks served as CEO of the Company’s commercial investment group.
(4)	Consists of $750 in Company contributions to Ms. Rick’s account in the Company’s tax qualified 401(k) savings plan and $300,000 related to the cancellation of stock option awards.
(5)	Consists of $1,500 in Company contributions to Mr. Hart’s account in the Company’s tax qualified 401(k) savings plan, $200,000 related to the cancellation of stock option awards and $5,304 in commissions.
(6)	Mr. Herrema joined the Company in June 2009.
(7)	Consists of $1,500 in Company contributions to Mr. Herrema’s account in the Company’s tax qualified 401(k) savings plan, $200,000 related to the cancellation of stock option awards.
(8)	The amounts in this column reflect the aggregate grant date fair value of each restricted stock or option award computed in accordance with FASB ASC Topic 718. Information regarding the valuation assumptions used in the calculations are included in Note 17 to the Company’s financial statements for the fiscal year ended December 31, 2009 contained in the Company’s Annual Report on Form 10-K. For additional information on these awards, see “Grant of Plan-Based Awards Table” and “Compensation Discussion and Analysis.” The amount of the stock award was calculated by taking the incremental value of the grant date fair value of the restricted stock award less the fair value of the option award on the date of modification. The share price on the date of modification for the restricted stock award was $9.25 per share. The fair value of the option award on the date of modification was calculated using the Black-Scholes-Merton option pricing model. The option pricing model inputs used to determine the fair value were an expected stock option term of 6.29 years, expected volatility of 41.9%, expected risk free rate of 2.95%, and no expected dividends.
(9)	The amount of bonus for Mr. Lyle for 2009 has not been determined. It is expected to be determined by June 30, 2010.

GRANTS OF PLAN BASED AWARDS

The following table provides information about plan based awards granted to NEOs in 2009: (1) the grant date; (2) the estimated future payouts under non-equity incentive plan awards, which is discussed in “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Incentive Compensation—Long-Term Cash Incentives”; (3) the number of shares of restricted stock grants in 2009, which is discussed in “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Incentive Compensation—Restricted Stock”; (4) the number of stock option awards, which consist of the number of shares underlying stock options awarded; (5) the exercise price of the stock option awards; and (6) the fair value of each equity award computed under FASB ASC Topic 718 as of the grant date.

	Grant Date	Estimated Future Payouts Under Incentive Plan Awards(1)		All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)
		Non-Equity Target ($)	Equity Target (#)
William McMorrow	12/10/09	2,425,000	556,875			2,490,094
	03/25/09			150,000	30.00	2,173,500

Freeman Lyle	12/10/09		77,344			360,632
	03/25/09			20,000	30.00	289,800

Mary Ricks	12/10/09	1,000,000	556,875			2,490,094
	03/25/09			150,000	30.00	2,173,500

Robert E. Hart	12/10/09		77,344			—
	03/25/09			100,000	30.00	1,449,000

Donald J. Herrema	12/10/09		556,875			3,377,094
	03/25/09			100,000	30.00	1,449,000

(1)	These columns show the potential value of the payout if the performance target is satisfied. See “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Incentive Compensation” for a description of the performance targets.
(2)	The amounts shown in All Other Option Awards show the stock options granted in 2009.
(3)	The exercise price of each option was determined to be the share price as of the close of trading on the date of grant.
(4)	This column shows the full grant date fair value of restricted stock awards and stock options under FASB ASC Topic 718 granted to the named executive officers during 2009. The options consist of options to purchase shares of common stock of Kennedy-Wilson, Inc., which was merged with a subsidiary of the Company on November 13, 2009. In connection with the merger, all outstanding options were cancelled. See “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Incentive Compensation—2009 Stock Option Grants”. See note 8 to “2009 Summary Compensation Table” for a discussion regarding the valuation of the restricted stock awards.

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END

The following table sets forth outstanding equity awards held by our NEOs at December 31, 2009.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
William McMorrow	—	—	556,875	$4,984,031
Freeman Lyle	—	—	77,344	$692,229
Mary Ricks	—	—	556,875	$4,984,031
Robert E. Hart	—	—	77,344	$692,229
Donald J. Herrema	—	—	556,875	$4,984,031

(1)	For a description of the restricted stock held by our NEOs on December 31, 2009, see “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Incentive Compensation—Restricted Stock”. The restricted stock was granted under our 2009 Plan which is described below.
(2)	Value is based on the closing price of our Common Stock of $8.95 on December 31, 2009, as reported on NYSE Amex.

2009 Equity Participation Plan

Our 2009 Equity Participation Plan, or the 2009 Plan, was approved by our stockholders on November 13, 2009. The principal features of the 2009 Plan are summarized below, but the summary is qualified in its entirety by reference to the text of the 2009 Plan.

Administration of the 2009 Plan. The 2009 Plan is administered by our Compensation Committee.

Securities Subject to the 2009 Plan. Pursuant to the 2009 Plan, the maximum aggregate number of shares of common stock that may be issued is 2,475,000 shares.

Eligibility. Our and our affiliates’ employees (including officers), nonemployee consultants and nonemployee directors are eligible to receive awards under the 2009 Plan.

Awards Under the 2009 Plan. The 2009 Plan provides that the Compensation Committee may grant or issue stock options, restricted stock awards, unrestricted stock awards, restricted stock units, performance unit awards, performance share awards, distribution equivalent rights, stock appreciation rights, or any combination thereof.

Non-Qualified Stock Options. Non-qualified stock options (“NQSOs”) provide for the right to purchase shares of common stock at a price determined by the Compensation Committee which may not be less than fair market value on the date of grant, subject to certain adjustments, and usually will become exercisable (in the discretion of the Compensation Committee) in one or more installments after the grant date, subject to the completion of the applicable vesting period. NQSOs may be granted for any term specified by the Compensation Committee, but may not exceed ten years.

Incentive Stock Options. Incentive stock options (“ISOs”) are designed to comply with the provisions of Section 422 of the Code, and will be subject to certain restrictions contained in the Code. Among such restrictions, ISOs must have an exercise price not less than the fair market value of a share of common stock on the date of grant, may only be granted to employees, and must not be exercisable after a period of ten years measured from the date of grant.

Restricted and Unrestricted Stock. Restricted stock may be issued at such price, if any, and may be made subject to such restrictions (including time vesting or satisfaction of performance milestones), as may be determined by the Compensation Committee. Restricted stock, typically, is subject to forfeiture if certain conditions or restrictions are not met. In general, restricted stock may not be sold, or otherwise hypothecated or transferred, until the vesting restrictions applicable to such shares are removed or expire.

Restricted Stock Unit Awards. The holder of a restricted stock unit will be entitled to receive payment in cash or shares of common stock, based upon the number of restricted stock units awarded to the holder, if the holder satisfies individual service-based vesting requirements. The payment will be made no later than the fifteenth day of the third calendar month following the end of the calendar year in which the restricted stock unit first becomes vested. The payment will be subject to a “substantial risk of forfeiture” under Section 409A of the Code.

Performance Unit Awards. Performance unit awards entitle the holder to a cash payment upon the satisfaction of predetermined goals and objectives relating to the performance of the holder, the Company and/or its affiliates that is based upon the dollar value assigned to such unit under the award agreement. The performance unit award agreement may provide that, depending on the degree of performance achieved, different amounts of performance units, or no performance units, may be awarded.

Performance Share Awards. Performance share awards entitle the holder to receive shares of common stock upon the satisfaction of certain performance goals and objectives determined by the Compensation Committee. At the time of such award, the Compensation Committee may prescribe additional terms and conditions or restrictions relating to the awards, including, but not limited to, rules pertaining to the effect of termination of the holder’s employment, director status or consultant status prior to the expiration of the applicable period. The holder of a performance share award will have no rights as a stockholder of the Company until such time, if any, as the holder actually receives shares pursuant to the award.

Distribution Equivalent Rights. Distribution equivalent rights entitle a holder to receive bookkeeping credits, cash payments and/or common stock distributions equal in amount to the distributions that would have been made to the holder if such holder held a specified number of shares of common stock during the period the holder held the right.

Stock Appreciation Rights. SARs provide for the payment of an amount to the holder based upon increases in the price of common stock over a set base price. The base price of any SAR granted under the 2009 Plan must be at least 100% of the fair market value of a share of common stock on the date of grant. Under the 2009 Plan, SARs will be settled in cash or shares of common stock, or a combination of both.

Termination and Change in Control Benefits

This section quantifies the additional amounts that would be payable to the NEOs in the event of their termination or a change in control as of December 31, 2009. For this purpose, the closing stock price of $8.95 on that date has been used.

The restricted stock agreements applicable to all the NEOs provide that, in the event of a change in control, as defined in the 2009 Plan, the restricted shares become immediately vested. If an awardee is fired without cause or quits for good reason, the continued employment requirement with respect to the restricted shares is waived, but the Gross Assets Under Management target must continue to be satisfied.

Mr. McMorrow

Mr. McMorrow’s employment agreement provides that, in the event his employment with the Company is terminated: (i) by the Company without cause; (ii) due to death or disability or (iii) by Mr. McMorrow with cause, he will receive basic salary and benefit continuation (as described under the employment agreement) throughout the remaining term of the agreement. If Mr. McMorrow’s employment is terminated by the Company with cause or by Mr. McMorrow without cause, he will receive compensation earned to the date of termination. In addition, the requirement of continued employment with respect to the cash performance award contingently payable April 1, 2010, is eliminated if he is fired without cause or quits for good reason.

Ms. Ricks and Mr. Herrema

Pursuant to their employment agreements, if Mr. Herrema or Ms. Ricks is terminated without cause, each executive will be entitled to base salary and benefit continuation (as described under the employment agreement) through the remainder of term of his or her respective agreement. In addition, the requirement of continued employment with respect to the cash performance award contingently payable to Ms. Ricks on April 1, 2010, is eliminated if she is fired without cause or quits for good reason.

The table below sets forth estimated payments with respect to Mr. McMorrow, Ms. Ricks, and Mr. Herrema upon the termination of employment with the Company under various circumstances and upon a change in control. The amounts in the table assume that, in the case of accelerated vesting with respect to the restricted stock granted these individuals and the cash performance awards granted Mr. McMorrow and Ms. Ricks, any applicable performance contingencies will be subsequently satisfied.

	Involuntary For Cause or Without Good Reason	Involuntary Without Cause or For Good Reason	Death / Disability	CIC Only (No Termination)	Involuntary Without Cause or For Good Reason In Connection With CIC
McMorrow
Cash Severance	$0	$11,925,000	$9,500,000	$0	$11,925,000
Equity Award Acceleration	0	4,984,031	0	4,984,031	4,984,031
Continued Benefits	0	213,000	213,000		213,000
280G Cutback(1)	N/A	N/A	N/A	0	(2,516,300)

Total	$0	$17,122,031	$9,713,000	$4,984,031	$14,605,731

Ricks
Cash Severance	$0	$3,450,000	$0	$0	$3,450,000
Equity Award Acceleration	0	4,984,031	0	4,984,031	4,984,031
Continued Benefits	0	13,475	0	0	13,475
280G Cutback(1)	N/A	N/A	N/A	0	(3,180,842)

Total	$0	$8,447,506	$0	$4,984,031	$5,266,664

Herrema
Cash Severance	$0	$2,450,000	$0	$0	$2,450,000
Equity Award Acceleration	0	4,984,031	0	4,984,031	4,984,031
Continued Benefits	0	13,475	0	0	13,475
280G Cutback(1)	N/A	N/A	N/A	(1,084,032)	(3,547,507)

Total	$0	$7,447,506	$0	$3,899,999	$3,899,999

(1)	The employment agreements of these executives provide that, in the event that CIC benefits would trigger the excise tax under Section 4999 of the Code, benefits are to be cut back to $1 below the tax threshold. This row reflects any necessary cutbacks in benefits.

Mr. Lyle and Mr. Hart

As of December 31, 2009, neither Mr. Lyle nor Mr. Hart was subject to an employment agreement, since their employment agreements expired on that date. Accordingly, the only payments to which either would be entitled is $692,229, the value attributable to the accelerated vesting of the 77,344 restricted shares that have been issued to each of them, which acceleration occurs under the circumstances and subject to the conditions set forth in the second paragraph of this section.

Kennedy-Wilson Director Compensation

Each non-employee director, other than Thomas Sorell, received a fee of $25,000 per year, $1,000 for each Board of Directors meeting attended and $500 for each committee meeting attended. The following table provides compensation information for the fiscal year ended December 31, 2009 for each non-employee member of our Board of Directors:

Name(2)	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Kent Mouton	$32,000	$—	$72,450	$—	$10,000	$114,450
Cathy Hendrickson	$31,000	$—	$72,450	$—	$10,000	$113,450
Jerry Solomon	$29,000	$—	$72,450	$—	$10,000	$111,450
Thomas Sorrell	$—	$—	$—	$—	$—	$—
David Minella(3)	$7,750	$—	$—	$—	$—	$7,750
Norman Creighton	$33,000	$—	$72,450	$—	$10,000	$115,450
Jeffrey Hudson(4)	$16,500	$—	$72,450	$—	$10,000	$98,950

(1)	This column shows the full grant date fair value of restricted stock awards and stock options under FASB ASC Topic 718. Information regarding the valuation assumptions used in the calculations are included in Note 17 to the Company’s financial statements for the fiscal year ended December 31, 2009 contained in the Company’s Annual Report on Form 10-K. The options consist of options to purchase shares of common stock of Kennedy-Wilson, Inc., which was merged with a subsidiary of the Company on November 13, 2009. In connection with the merger, all outstanding options were cancelled. See “Compensation Discussion and Analysis”.
(2)	Mr. McMorrow receives no compensation for his service as a director.
(3)	Mr. Minella became a director on November 13, 2009 upon consummation of the merger.
(4)	Mr. Hudson resigned as a director of Kennedy-Wilson, Inc. on November 13, 2009 in connection with the merger.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of Common Stock as of April 16, 2010 by (i) each person known to us to own beneficially more than 5% of our common stock; (ii) each of our directors and each of our named executive officers; and (iii) all executive officers and directors as a group. Unless otherwise indicated: (a) the business address for all of the executive officers named below is c/o Kennedy-Wilson Holdings, Inc., 9701 Wilshire Blvd., Suite 700, Beverly Hills, California 90212 and (b) each beneficial owner has sole voting and dispositive power with respect to all of the reported shares of common stock beneficially owned by such beneficial owner.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Common Stock(1)
Flat Ridge Investments LLC(2)	3,532,127	(3)	8.6%
David A. Minella(4)	3,532,127	(3)	8.6%
William J. McMorrow	14,002,756	(5)	33.9%
Mary Ricks	1,112,579		2.7%
Freeman A. Lyle	705,724		1.7%
Robert E. Hart	156,754		*
Donald J. Herrema	656,875		1.6%
Kent Mouton	58,542		*
Jerry R. Solomon	57,837		*
Norman Creighton	230,574		*
Thomas Sorell	0		*
Cathy Hendrickson	3,094		*
All executive officers and directors as a group	20,516,862		49.7%

*	Less than 1%
(1)	Amount and applicable percentage of ownership is based on 41,284,658 shares of the Company’s common stock outstanding on April 16, 2010.
(2)	David A. Minella is the Managing Member of Flat Ridge Investments LLC, and may be deemed to beneficially own the same number of shares of common stock reported by Flat Ridge Investments LLC. Mr. Minella disclaims beneficial ownership of any shares in which he does not have a pecuniary interest. Mr. Minella and Flat Ridge Investments LLC have shared voting and dispositive power with respect to all of the reported shares of common stock. The business address of Mr. Minella and Flat Ridge Investments LLC is 814 Hollow Tree Ridge Road, Darien, Connecticut 06820.
(3)	Includes 2,710,741 sponsors warrants beneficially owned by Flat Ridge Investments LLC.
(4)	David A. Minella is the Managing Member of Flat Ridge Investments LLC, and may be deemed to beneficially own the 3,532,127 shares of common stock beneficially owned by Flat Ridge Investments LLC as of the record date, the 821,386 shares of common stock beneficially owned by Flat Ridge Investments LLC after taking into account the forfeiture and cancellation of the founders shares in connection with the Merger, and the 2,710,741 sponsor warrants beneficially owned by Flat Ridge Investments LLC. Mr. Minella disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.
(5)	Includes 90,851 shares of common stock beneficially owned by Leslie McMorrow, Mr. McMorrow’s wife, and 52,821 shares of common stock beneficially owned by Tyler McMorrow, Mr. McMorrow’s son. Mr. McMorrow disclaims beneficial ownership of the shares owned by his wife and son.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 regarding shares outstanding and available for issuance under the Stock Option Plan and the Incentive Plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	—	$—	117,557
Equity compensation plans not approved by security holders	—	—	—

Totals	—	$—	117,557

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On April 10, 2006, William J. McMorrow, our Chief Executive Officer and Chairman, borrowed $3,543,127 from Kennedy-Wilson, Inc. evidenced by a promissory note bearing simple interest at a rate of 7.5% and scheduled to mature on April 9, 2011 (the “McMorrow Note”). The balance of the McMorrow Note in the amount of $3,454,972 plus accrued interest of $763,539 was forgiven upon our consummation of our merger with Kennedy-Wilson, Inc. The determination of Kennedy-Wilson, Inc.’s Compensation Committee to forgive the note upon the consummation of the merger stemmed from its consideration of Mr. McMorrow’s contributions to Kennedy-Wilson, Inc., Mr. McMorrow’s primary role in negotiating the terms of the merger and the merger agreement, and the terms of the note which provided for its forgiveness in the event of certain changes in control.

In November 2008, Kennedy-Wilson, Inc. issued a convertible subordinated note with a principal amount of $30 million (the “Guardian Note”) to Guardian Life Insurance Company of America (“Guardian”). Thomas Sorell, our director, is the Executive Vice President and Chief Investment Officer of Guardian. The Guardian Note bears interest at a fixed rate of 7%, payable quarterly, and the outstanding principal is due on November 3, 2018. Following the consummation of our merger with Kennedy-Wilson, Inc., Guardian was provided with an option to convert, in whole or in part, the outstanding principal balance and accrued interest of the Guardian Note into shares of our common stock at a conversion price of $9.86 per share any time prior to May 3, 2017. At any time on or after the ninth anniversary of the original issue date of the note and prior to the due date, we may demand that Guardian convert the note in accordance with its terms. As of April 3, 2010, the outstanding principal balance and accrued interest of the Guardian Note were $30 million and $350,000, respectively and the estimated number of shares of common stock into which the Guardian Note is convertible is 3,078,093. In addition, Guardian has from time to time entered into various loan and investment transactions involving Kennedy-Wilson, Inc. and its subsidiaries and affiliates relating to real estate investments.

In connection with the issuance of the Guardian Note, Guardian entered into a shareholders agreement with Kennedy-Wilson, Inc., William McMorrow, Mary Ricks and Lyle Freeman pursuant to which the parties agreed to appoint one person designated by Guardian as a member of the Board of Directors of Kennedy-Wilson, Inc. On October 8, 2009, Kennedy-Wilson, Inc. and Guardian entered into a letter agreement pursuant to which the parties agreed, effective upon consummation of our merger with Kennedy-Wilson, Inc., to terminate the shareholders agreement subject to entering into a voting agreement to provide Guardian with the right to designate a director to our Board of Directors.

Kulik, Gottesman, Mouton & Siegel LLP has served as general legal counsel to Kennedy-Wilson, Inc. and received approximately $727,610 in legal fees for the year ended December 31, 2009. Kent Mouton, our director, is a partner with Kulik, Gottesman, Mouton & Siegel LLP and holds approximately a 25% interest in the firm.

Solomon, Winnett & Rosenfield, Certified Public Accountants, Inc. has provided certain tax consulting, preparation and general advice to Kennedy-Wilson, Inc. and received approximately $219,000 in fees for the year ended December 31, 2009. Jerry Solomon, a director of Kennedy-Wilson, is a principal of Solomon, Winnett & Rosenfield, Certified Public Accountants, Inc. and holds approximately a 25% interest in the firm.

All ongoing and future transactions between us and any director or member of our management team, or their respective affiliates, including financing, will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable than are available from unaffiliated third parties. Such transactions will require prior approval in each instance by our Audit Committee.

Director Independence

Directors Prior to the Merger

Prior to our merger with Kennedy-Wilson, Inc., which was consummated on November 13, 2009, we were a blank check company formed to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the financial services industry. In connection with the merger, our directors and officers were replaced by the officers and directors of Kennedy-Wilson, Inc., except for David Minella, our former Chief Executive Officer and Chairman, who continues to serve as one of our directors.

Prior to the merger our common stock was listed on AMEX, which requires that a majority of a listed company’s board of directors be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Prior to the merger, our former Board of Directors determined that each of Michael P. Castine, William Cvengros, Michael Downey, Daniel Gressel and John Merchant were independent as such term is defined under the rules of AMEX and Rule 10A-3 of the Exchange Act.

Current Directors

Effective March 19, 2010, our common stock became listed on the New York Stock Exchange (“NYSE”). A majority of the members of our Board of Directors must be independent under Section 303A.01 of the listing standards of the NYSE. Section 303A.02 of the NYSE listing standards provide that no director can qualify as independent unless the Board of Directors affirmatively determines that the director has no material relationship with the listed company. Our Board of Directors has adopted the following standards in determining whether or not a director has a material relationship with the Company and these standards are contained in our Corporate Governance Guidelines and can be found on our website at www.kennedywilson.com and can be made available in print free of charge to any stockholder who requests it.

•	No director who is an employee or a former employee of the Company can be independent until three years after termination of such employment.

•

No director who is, or in the past three years has been, affiliated with or employed by the Company’s present or former independent auditor can be independent until three years after the end of the affiliation, employment or auditing relationship.

•

No director can be independent if he or she is, or in the past three years has been, part of an interlocking directorship in which an executive officer of the Company serves on the Compensation Committee of another company that employs the director.

•

No director can be independent if he or she is receiving, or in the last three years has received, more than $120,000 during any 12-month period in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service).

•	Directors with immediate family members in the foregoing categories are subject to the same three-year restriction.

•

No director can be independent if he or she is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues.

Based on these independence standards and all of the relevant facts and circumstances, our Board of Directors determined that none of the following directors had any material relationship with the Company and, thus, are independent under the listing standards of NYSE: Norman Creighton, Cathy Hendrickson, Thomas Sorell and David Minella. In accordance with NYSE rules a majority of our Board of Directors is independent.

Item 14.	Principal Accounting Fees and Services

McGladrey & Pullen, LLP served as our independent public accountant prior to our merger with Kennedy-Wilson, Inc. on November 13, 2009.

KPMG LLP served as our independent public accountant following the merger. KPMG LLP also audited the financial statements for the year ended December 31, 2008 of our wholly owned subsidiary, Kennedy-Wilson, Inc., prior to the merger.

Audit Fees

The following sets forth fees billed for the audit and other services provided by McGladrey & Pullen, LLP for fiscal years 2009 and 2008:

Fee Category	Fiscal 2008 Fees	Fiscal 2009 Fees
Audit fees(1)	$79,523	$33,559
Audit-related fees(2)	—	42,454
Tax fees(3)	5,000	7,050
All other fees(4)	—	128,850

	$84,523	$211,913

(1)	Audit fees consist of fees for the audit of our year end financial statements and for the review of the interim financial statement included in our Quarterly Report on Form 10-Q.
(2)	Audit related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements included in our Registration Statement on Form S-4 and not reported as audit fees.
(3)	Tax fees consist of fees for professional services for tax return preparation, tax compliance, tax advice and/or tax planning. These tax services were provided by RSM McGladrey, an affiliate of McGladrey & Pullen, LLP.
(4)	All other fees consist of fees for due diligence work related to the merger provided by McGladrey & Pullen, LLP other than audit fees, audit related fees or tax fees.

The following sets forth fees billed for the audit and other services provided by KPMG LLP for fiscal year 2009 with respect to Kennedy-Wilson Holdings, Inc. and for fiscal year 2008 with respect to Kennedy-Wilson, Inc.:

Fee Category	Fiscal 2008 Fees	Fiscal 2009 Fees
Audit fees(1)	$332,322	$741,714
Audit-related fees(2)	—	600,280
Tax fees(3)	—	—
All other fees(4)	—	—

	$332,322	$1,341,994

(1)	Audit fees consist of fees for the audit of our year end financial statements and for the review of the interim financial statement included in our Quarterly Report on Form 10-Q.
(2)	Audit related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements included in our Registration Statement on Form S-4 and not reported as audit fees.
(3)	Tax fees consist of fees for professional services for tax compliance, tax advice and/or tax planning.
(4)	All other fees consist of fees for products and services provided by KPMG LLP other than audit fees, audit related fees or tax fees.

Audit Committee’s Pre-Approval Policy

The Audit Committee pre-approves all auditing services and permitted non-audit services to be performed for the Company by the Company’s independent auditor, including the fees and terms thereof (subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Audit Committee prior to the completion of the audit). The Audit Committee may form and delegate authority to subcommittees of the Audit Committee consisting of one or more Audit Committee members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals are presented to the full Audit Committee at its next scheduled meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of April, 2010.

KENNEDY-WILSON HOLDINGS, INC., a Delaware corporation

By:	/s/ WILLIAM J. MCMORROW
William J. McMorrow
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ WILLIAM J. MCMORROW William J. McMorrow	Chief Executive Officer (principal executive officer) and Chairman	April 19, 2010

/s/ FREEMAN LYLE Freeman Lyle	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	April 19, 2010

* Kent Mouton	Director	April 19, 2010

Jerry R. Solomon	Director

* Norman Creighton	Director	April 19, 2010

Thomas Sorell	Director

David A. Minella	Director

* Cathy Hendrickson	Director	April 19, 2010

*By:	/s/ FREEMAN LYLE	April 19, 2010
Name:	Freeman Lyle
Title:	Attorney-in-fact

INDEX TO EXHIBITS

No.	EXHIBIT DESCRIPTION

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer