Form 10-Q
period 2010-03-31
Kennedy-Wilson Holdings, Inc.
filed 2010-05-10
CIK 1408100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 001-33824

Kennedy-Wilson Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	20-4743916
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9701 Wilshire Blvd., Suite 700

Beverly Hills, CA 90212

(Address of principal executive offices)

Registrant’s telephone number, including area code:

(310) 887-6400

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

(See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock outstanding as of May 7, 2010 was 41,284,658.

i

FORWARD-LOOKING STATEMENTS

Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are necessarily estimates reflecting the judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results. Disclosures that use words such as “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. These risks and uncertainties may include these factors and the risks and uncertainties described elsewhere in this report and other filings with the Securities and Exchange Commission (the “SEC”), including the Item 1A. “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2009. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.

ii

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Cash and cash equivalents	$43,729,000	$57,784,000
Accounts receivable	1,004,000	887,000
Accounts receivable - related parties	3,933,000	4,278,000
Income tax receivable	8,538,000	6,848,000
Notes receivable	541,000	541,000
Notes receivable - related parties	5,901,000	6,644,000
Real estate, net	40,591,000	40,581,000
Real estate available for sale	—	2,472,000
Investments in joint ventures ($20,345,000 and $19,590,000) carried at fair value as of March 31, 2010 and December 31, 2009, respectively)	198,417,000	185,252,000
Goodwill and other assets	30,700,000	30,970,000

Total assets	$333,354,000	$336,257,000

Liabilities and equity
Liabilities
Accounts payable and other liabilities	$29,865,000	$29,348,000
Line of credit, notes payable, mortgages and other long-term debt	127,083,000	127,573,000

Total liabilities	156,948,000	156,921,000

Equity
Preferred stock, $0.0001 par value: 1,000,000 authorized and 0 shares issued at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized, 41,284,658 and 41,177,658 shares issued, as of March 31, 2010 and December 31, 2009, respectively	4,000	4,000
Additional paid-in capital	157,793,000	155,878,000
Retained earnings	15,689,000	18,829,000
Accumulated other comprehensive income	2,407,000	2,603,000

Total Kennedy-Wilson Holdings, Inc. shareholders’ equity	175,893,000	177,314,000
Noncontrolling interests	513,000	2,022,000

Total equity	176,406,000	179,336,000

Total liabilities and equity	$333,354,000	$336,257,000

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three months ended March 31,
	2010	2009
Revenue
Management and leasing fees and commissions	$6,220,000	$5,577,000
Sales of real estate	3,937,000	6,272,000
Rental and other income	669,000	634,000

Total revenue	10,826,000	12,483,000

Operating expenses
Commission, marketing, compensation and related expenses	9,873,000	4,693,000
Cost of real estate sold	2,714,000	5,752,000
General, administrative, depreciation and amortization	2,043,000	1,253,000
Rental and other expenses	241,000	244,000

Total operating expense	14,871,000	11,942,000

Equity in joint venture income (loss)	1,308,000	(192,000)

Total operating (loss) income	(2,737,000)	349,000
Non-operating income (expense)
Interest income	281,000	106,000
Interest expense	(2,114,000)	(2,567,000)

Loss before benefit for income taxes	(4,570,000)	(2,112,000)
Benefit from income taxes	1,998,000	653,000

Net loss	(2,572,000)	(1,459,000)
Net (income) loss attributable to the noncontrolling interest	(568,000)	57,000

Net loss attributable to Kennedy-Wilson Holdings, Inc. shareholders	(3,140,000)	(1,402,000)
Other comprehensive (loss) income, net of tax	(196,000)	124,000

Total comprehensive loss	$(3,336,000)	$(1,278,000)

Basic and diluted loss per share:
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(0.08)	$(0.06)

Weighted average number of common shares outstanding - basic and diluted	38,980,351	25,193,107

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2010	41,177,658	$4,000	$155,878,000	$18,829,000	$2,603,000	$2,022,000	$179,336,000
Stock compensation expense	—	—	1,915,000	—	—	—	1,915,000
Common stock issued under 2009 Equity Participation Plan	107,000	—	—	—	—	—	—
Other comprehensive loss:
Foreign currency translation, net of tax of $139,000	—	—	—	—	(209,000)	—	(209,000)
Unrealized gain on marketable security, net of tax of $9,000	—	—	—	—	13,000	—	13,000
Net (loss) income	—	—	—	(3,140,000)	—	568,000	(2,572,000)
Distributions to noncontrolling interests	—	—	—	—	—	(2,077,000)	(2,077,000)

Balance, March 31, 2010	41,284,658	$4,000	$157,793,000	$15,689,000	$2,407,000	$513,000	$176,406,000

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2010	2009
Net cash used in operating activities	$(3,301,000)	$(4,797,000)
Cash flows from investing activities:
Additions to notes receivable	—	(500,000)
Collections of notes receivable - related party	743,000	300,000
Net proceeds from sale of real estate	3,639,000	6,491,000
Purchases of and additions to real estate	(181,000)	(363,000)
Contributions to joint ventures	(12,270,000)	(7,202,000)

Net cash used in investing activities	(8,069,000)	(1,274,000)

Cash flow from financing activities:
Repayment of notes payable	(1,400,000)	(11,779,000)
Borrowings under lines of credit	4,000,000	10,500,000
Borrowings under mortgage loans payable	81,000	83,000
Repayment of mortgage loans payable	(3,243,000)	(2,531,000)
Debt issue costs	(46,000)	—
Repurchase of common stock	—	(1,837,000)
Dividends paid	—	(927,000)
Distributions to noncontrolling interests	(2,077,000)	—

Net cash used in financing activities	(2,685,000)	(6,491,000)

Net decrease in cash and cash equivalents	(14,055,000)	(12,562,000)
Cash and cash equivalents, beginning of year	57,784,000	25,831,000

Cash and cash equivalents, end of the period	$43,729,000	$13,269,000

Supplemental disclosure of non-cash investing activities:
Unrealized gain on marketable security, net of tax of $9,000	$13,000	$—
Foreign currency translation, net of tax of $139,000	(209,000)	122,000

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2010

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

Kennedy-Wilson Holdings, Inc.’s (“Kennedy-Wilson”) unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles used in the preparation of the company’s annual financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of Kennedy-Wilson, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 2010 and 2009 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ended December 31, 2010. For further information, your attention is directed to the footnote disclosures found in Kennedy-Wilson’s 2009 Annual Report.

The condensed consolidated financial statements include the accounts of Kennedy-Wilson and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, Kennedy-Wilson evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Variable Interest Entities Subsections of FASB Codification Subtopic 810-10 and to assess whether it is the primary beneficiary of such entities. If the determination is made that Kennedy-Wilson is the primary beneficiary, then that entity is included in the condensed consolidated financial statements in accordance with Variable Interest Entities Subsections of FASB Codification Subtopic 810-10.

The ownership of the other interest holders of consolidated subsidiaries is reflected as noncontrolling interest. The preparation of the accompanying condensed consolidated financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosure about contingent assets and liabilities, and reported amounts of revenues and expenses. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Kennedy-Wilson has evaluated all subsequent events through the date that the financial statements are available for issuance.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS IN JOINT VENTURES—Income from joint venture investments is accounted for under the equity method. Joint venture investments in notes receivable recognize revenues on an effective interest basis under the provisions of ASC Subtopic 310-20 whereby estimated cash proceeds are accreted into interest income over the estimated holding period. When the future cash flows of a note cannot be reasonably estimated, cash payments are applied to the cost basis until fully recovered before any revenue is recognized.

GUARANTEES—Kennedy-Wilson has certain guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) Kennedy-Wilson could be required to make under the guarantees was approximately $35 million at March 31, 2010 and December 31, 2009. The guarantees expire through 2011 and Kennedy-Wilson’s performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sales proceeds of the property. Based upon Kennedy-Wilson’s evaluation of guarantees under Estimated Fair Value of Guarantees ASC Subtopic 460-10, the estimated fair value of guarantees made as of March 31, 2010 and December 31, 2009 is immaterial.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS - In January 2010, the FASB issued Accounting Standards Codification (ASC) Update No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, to improve disclosure requirements related to Fair Value Measurements and Disclosures – Subtopic 820. Update No. 2010-06 is effective for interim and annual reporting periods ending after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010. Update No. 2010-06 was adopted on January 1, 2010, and there is no material impact to the accompanying consolidated financial statements. Additionally, we have elected to defer disclosures about purchases, sales, issuance, and settlements in the roll forward activity in Level 3 fair value measurements until the required implementation date noted above.

In December 2009, the FASB issued Accounting Standards Codification (ASC) Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, to improve the accounting for Variable Interest Entities. Update No. 2009-17 is effective for interim and annual reporting periods ending after December 15, 2009. Update No. 2009-17 was adopted on January 1, 2010, and there is no material impact to the accompanying consolidated financial statements.

NOTE 3—REAL ESTATE AVAILABLE FOR SALE

Kennedy-Wilson sold the remaining 11 units in their Southern California condominium project with a historical cost basis of $2.5 million during the three month period ended March 31, 2010 for a gain of $1.2 million.

NOTE 4—INVESTMENTS IN JOINT VENTURES

Kennedy-Wilson has a number of joint venture interests, generally ranging from 5% to 15% (but occasionally up to 50%), which were formed to acquire, manage, develop and/or sell real estate and to invest in loan portfolios. Kennedy-Wilson has significant influence over these entities, but not voting or other control and accordingly, these investments are accounted for under the equity method.

Kennedy-Wilson has determined that as of March 31, 2010, it has investments in two variable interest entities and based on its evaluation under Equity Method Investment ASC Subtopic 323-10 has concluded that Kennedy-Wilson is not the primary beneficiary. As of March 31, 2010, the variable interest entities had assets totaling $135 million. As of March 31, 2010, Kennedy-Wilson’s exposure to loss as a result of its interests in these variable interest entities was $7.0 million related to its equity contributions. In addition, Kennedy-Wilson has $14.2 million in the form of loan guarantees that represent 20% of the mortgage loans of the underlying variable interest entities.

In February 2010, Kennedy-Wilson, in partnership with Deutsche Bank, acquired a loan portfolio totaling approximately $342 million in unpaid principal balance. The loan portfolio, which was acquired from a large regional bank, is comprised of loans secured by residential, hotel, retail, office, land, multifamily and other assets predominantly located in Southern California. Kennedy-Wilson’s investment balance in this joint venture partnership was $11.1 million at March 31, 2010.

During the three months ended March 31, 2010, Kennedy-Wilson made contributions to joint ventures totaling $12.3 million, received distributions from joint ventures of $0.1 million, and recorded equity in joint ventures income of $1.3 million, which included $0.4 million of an other than temporary impairment.

NOTE 5—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION

FAIR VALUE MEASUREMENTS

The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of March 31, 2010 classified according to Fair Value Measurements and Disclosures ASC Subtopic 820-10 valuation hierarchy:

	Level 1	Level 2	Level 3	Total
Available-for-sale security	$44,000	$—	$—	$44,000
Investment in joint ventures	—	—	20,301,000	20,301,000

	$44,000	$—	$20,301,000	$20,345,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited)

The following table presents changes in Level 3 investments for the three months ended March 31, 2010:

	December 31, 2009	Net Purchases or sales	Realized gains or losses	Unrealized appreciation or (depreciation)	Net transfers in or out of Level 3	Total
Investment in joint ventures	$19,590,000	$379,000	$—	$332,000	$—	$20,301,000

Kennedy-Wilson records its investment in KW Property Fund III, L.P. and SG KW Venture I, LLC (the Funds) based on the amount of net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value. The Funds report their investments in real estate at fair value based on valuations of the underlying real estate holdings and indebtedness securing the real estate. The valuations of real estate were, in part, based on third party appraisals and management estimates of the real estate assets using an income approach. The indebtedness securing the real estate and the investments in debt securities were valued, in part, based on third party valuations and management estimates also using an income approach. Kennedy-Wilson recorded an increase in fair value of $332,000 in equity in joint venture income in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2010. Kennedy-Wilson’s investment balance in the Funds was $8,629,000 and $7,931,000 at March 31, 2010 and December 31, 2009, respectively, which are included in investments in joint ventures in the accompanying condensed consolidated balance sheets.

FAIR VALUE OPTION—Kennedy-Wilson has elected the fair value option for two investments in joint venture entities that were acquired during 2008. Kennedy-Wilson elected to record these investments at fair value to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. There was no change in the fair value of these investments recorded during the three months ended March 31, 2010 and 2009. Kennedy-Wilson determines the fair value of these investments based upon the income approach, utilizing estimates of future cash flows, discount rates and liquidity risks.

NOTE 6—LINE OF CREDIT, MORTGAGE AND OTHER LONG-TERM DEBT

During the three month period ended March 31, 2010 Kennedy-Wilson borrowed an additional $4.0 million from its line of credit which bears interest from prime to prime plus 0.50% or, at the borrower’s option, LIBOR plus 2.50% to LIBOR plus 3.00%, bringing the outstanding balance to $14.0 million as of March 31, 2010.

NOTE 7—RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2010, the firm of Kulik, Gottesman & Mouton Ltd. was paid $76,000 for legal services provided by the firm and $16,000 for director’s fees for Kent Mouton, a partner in the firm and a member of Kennedy-Wilson’s board of directors, respectively. During the three month period ended March 31, 2009, the amounts were $89,000 and $9,000, respectively.

During the three month period ended March 31, 2010, the firm of Solomon, Winnett & Rosenfield was paid $45,000 for income tax services provided by the firm and $15,000 for director’s fees for Jerry Solomon, a partner in the firm and a member of Kennedy-Wilson’s board of directors, respectively. During the three month period ended March 31, 2009, the amounts were $38,000 and $7,000, respectively.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited)

NOTE 8—STOCK COMPENSATION PLANS

In March 2010, the Compensation Committee approved the granting of an additional 107,000 shares of Restricted Stock Grants from the existing unallocated shares.

NOTE 9—CAPITAL STOCK TRANSACTIONS

In March 2010, the board of directors approved an amendment to the Amended and Restated Warrant Agreement extending the Warrant Exercise period from November 13, 2013 to November 13, 2014.

NOTE 10—EMPLOYEE BENEFIT ARRANGEMENTS

In March 2010, the Compensation Committee approved a compensation program for 2010 for certain executives. In accordance with the terms of the 2009 Equity Participation Plan (the “Plan”), the executives will be granted a maximum number of Performance Units based upon their percentage participation in the 2010 Company Bonus Pool (the “Bonus Pool”), which entitle them to a payment of $1.00 multiplied by the number of Performance Units awarded them. The Bonus Pool dollar amount is determined by “Adjusted EBITDA”, which is computed as net income/loss for 2010, adding back or subtracting income tax expense/benefit and adding back charges for stock-based compensation, non-cash charges for depreciation and amortization, interest expense (including the Company’s share of unconsolidated amounts for these items) and excluding any extraordinary items. The Bonus Pool is zero if Adjusted EBITDA is less than $25 million and adjusts upward on a sliding scale as Adjusted EBITDA increases.

NOTE 11—EARNINGS PER SHARE

The dilutive shares from options, warrants, convertible subordinated debt, and non-vested stock have not been included in the diluted weighted average shares as Kennedy-Wilson has a net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders. There were a total of 22,998,219 and 7,040,969 potentially dilutive securities as of March 31, 2010 and 2009, respectively.

NOTE 12—SEGMENT INFORMATION

Kennedy-Wilson’s business activities currently consist of services and various types of real estate and loan portfolio investments. Kennedy-Wilson’s segment disclosure with respect to the determination of segment profit or loss and segment assets is based on these services and its various investments.

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

Substantially all of the gross revenue—related party revenues were generated via intersegment activity for the three months ended March 31, 2010 and 2009. The amounts representing investments with related parties and non-affiliates are included in the investment segment. No single external customer provided Kennedy-Wilson with 10% or more of its revenues during any period presented in these financial statements.

There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss since the December 31, 2009 financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited)

The following tables summarize Kennedy-Wilson’s income activity by segment for the three-month period ended March 31, 2010 and balance sheet data as of March 31, 2010:

	Services	Investments	Corporate	Consolidated
Gross revenue	$3,507,000	$4,606,000	$—	$8,113,000
Gross revenue - related party	2,713,000	—	—	2,713,000

Total revenue	$6,220,000	$4,606,000	$—	$10,826,000

(Loss) income before benefit from income taxes	$955,000	$2,422,000	$(7,947,000)	$(4,570,000)

Total assets	$6,849,000	$241,629,000	$84,876,000	$333,354,000

The following tables summarize Kennedy-Wilson’s income activity by segment for the three-month period ended March 31, 2009 and balance sheet data as of December 31, 2009.

	Services	Investments	Corporate	Consolidated
Gross revenue	$2,739,000	$526,000	$108,000	$3,373,000
Gross revenue - related party	2,838,000	6,272,000	—	9,110,000

Total revenue	$5,577,000	$6,798,000	$108,000	$12,483,000

(Loss) income before benefit from income taxes	$756,000	$(216,000)	$(2,652,000)	$(2,112,000)

Total assets	$6,635,000	$236,780,000	$92,842,000	$336,257,000

NOTE 13—INCOME TAXES

Kennedy-Wilson’s effective tax rates for the three months ended March 31, 2010 and 2009 were 38.9% and 31.8% respectively. The difference between the U.S. federal statutory rate of 34% and Kennedy-Wilson’s effective tax rates is mainly attributable to state income taxes.

NOTE 14—SUBSEQUENT EVENTS

In April 2010, the board of directors approved the repurchase of up to 7.5 million warrants, and Kennedy-Wilson repurchased 2,090,000 warrants for a total amount of $2.7 million.

In May 2010, Kennedy-Wilson acquired a $41 million loan portfolio from a large regional bank. The acquisition included seller financing and a profit sharing agreement between Kennedy-Wilson and the selling bank.

Also in May 2010, Kennedy-Wilson acquired a large apartment community in Northern California. Kennedy-Wilson purchased a 100% equity interest and assumed the existing financing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations contains forward looking statements within the meaning of the federal securities laws. See the discussion under the heading “Forward-Looking Statements” elsewhere in this report.

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

Unless specifically noted otherwise, as used throughout this Management’s Discussion and Analysis section, “we,” “our,” or “us” refers to the business, operations and financial results of Kennedy-Wilson Holdings, Inc. and its subsidiaries.

Results of Operations

Our Consolidated Financial Results and Comparison of the three months ended March 31, 2010 and 2009

Our revenues for the three months ended March 31, 2010 and 2009 were $10.8 million and $12.5 million, respectively. Total operating expenses for the same periods were $14.9 million and $11.9 million, respectively, and net loss attributable to our common shareholders was $3.1 million and $1.4 million, respectively.

Revenues

Services Segment Revenues

During the three months ended March 31, 2010, management, leasing fees and commissions generated revenues of $6.2 million, representing 90% of our total revenue (not including sale of real estate), compared to approximately $5.6 million and 90% of total revenue (not including sale of real estate) for the same three month period in 2009. The increase is primarily attributable to higher auctions fees for the three months ended March 31, 2010 as compared to the same period in 2009. In addition, during the three months ended March 31, 2010, we earned a $0.4 million acquisition fee related to the acquisition of a loan portfolio in one of our new joint ventures.

Investments Segment Revenues

Rental and other income increased 6% to $0.7 million for the three months ended March 31, 2010 from $0.6 million for the same three month period in 2009. Rental income includes rental and other income from properties, which we consolidate. The increase can be primarily attributed to increased occupancy at our rental properties.

Sale of real estate for the three months ended March 31, 2010 produced gross revenue of $3.9 million, compared to $6.3 million for the same three month period in 2009. The activity in the three months ended March 31, 2010 related to the sale of the remaining 11 condominium units in a project in Southern California as compared to the activity in the same period of 2009 which related to the sale of land in Southern California.

Operating Expenses

Operating expenses for the three months ended March 31, 2010 were approximately $12.2 million (not including cost of real estate sold), representing a $6.0 million increase over the same period in 2009. This increase was primarily due to $1.9 million of expenses associated with the 2009 Equity Participation Plan and $2.2 million of bonus expense incurred during the three months ended March 31, 2010.

Services Segment Operating Expenses

Commissions, marketing expenses, compensation and related expenses increased $5.2 million to $9.9 million for the three months ended March 31, 2010. This increase was primarily due to $1.9 million of expenses associated with the 2009 Equity Participation Plan and $2.2 million of bonus expense incurred during the three months ended March 31, 2010. Additionally, increased activity in the auction business during the three months ended March 31, 2010 also increased associated expenses.

Investments Segment Operating Expenses

Rental and other operating expenses were approximately $0.2 million for the three months ended March 31, 2010 and 2009. Rental operating expense includes operating expenses from properties in which we hold a controlling interest.

Cost of real estate sold was $2.7 million for the three months ended March 31, 2010 versus $5.8 million for the same three month period in 2009. The cost of real estate is associated to the sale condominium units and land previously discussed.

Other Operating Expenses

General and administrative, depreciation and amortization expenses were $2.0 million for the three months ended March 31, 2010, an increase of 63% from $1.3 million for the three months ended March 31, 2009. The increase can primarily be attributed to resources required to source new investments.

Investments Segment Equity in Joint Venture Income

Investments in joint ventures generated income of $1.3 million for the three months ended March 31, 2010 as compared to a loss of $0.2 million recorded in the same three month period in 2009. The difference can primarily be attributed to income generated from two new joint ventures, one formed at the end of 2009 to purchase a note secured by an interest in a condominium project in Southern California and the other during the three months ended March 31, 2010 to purchase a loan portfolio. Also, for the three months ended March 31, 2010, we recorded an other than temporary impairment of $0.4 million related to an investment in a condominium project in Seattle, Washington.

Non-Operating Items

Interest income was $0.3 million for the three months ended March 31, 2010, compared to $0.1 million for the three months ended March 31, 2009. The change was due to higher interest income earned on increased bank deposits for the three months ending March 31, 2010 versus 2009. In addition, two new notes receivable from a related party property in Seattle, Washington were held for the three months ended March 31, 2010.

Interest expense was $2.1 million for the three months ended March 31, 2010, a decrease of 18% compared to $2.6 million for same three months period ended in 2009. The decrease can primarily be attributed to the repayment of debt during the three months ended March 31, 2009 that was replaced with new debt at more attractive rates.

The benefit from income taxes was approximately $2.0 million for the three months ended March 31, 2010, compared to the income tax provision of approximately $0.7 million for the three months ended March 31, 2009. The change was due to decrease in income before provision for income taxes.

Net income of approximately $0.6 million attributable to noncontrolling interests in three properties was recognized for the three months ended March 31, 2010 compared to net loss of $0.1 million for the three months ended March 31, 2009. The increase is primarily due to the allocation to the noncontrolling interest in income related to the sale of condominium units in Southern California.

Liquidity and Capital Resources

Our liquidity and capital resources requirements include expenditures for joint venture investments, acquisition of real estate available for sale, loan portfolios and working capital needs. Historically, we have not required significant capital resources to support our brokerage and property management operations. We finance these operations with internally generated funds and borrowings under our revolving line of credit. Our investments in real estate and are typically financed by mortgage loans secured primarily by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral. Our investments in loan portfolios are typically financed by loans secured primarily by the loan portfolios and underlying assets. These loans are generally nonrecourse in that, in the event of default, recourse will be limited to the loan portfolios and underlying assets serving as collateral. In some cases, we guarantee a portion of the loan related to a joint venture investment, usually until some condition, such as completion of construction or leasing or certain net operating income criteria, has been met. We do not expect these guarantees to materially affect liquidity or capital resources.

Cash Flows

Net cash used in operating activities totaled $3.3 million for the three months ended March 31, 2010 as compared to $4.8 million for the three months ended March 31, 2009. The change was primarily due to non-cash charges related to stock compensation expense and bonus expense incurred for the three months ended March 31, 2010.

Net cash used in investing activities totaled approximately $8.1 million and $1.3 million for the three months ended March 31, 2010 and 2009, respectively. The change was primarily due to contributions in connection with acquiring a loan portfolio in a new joint venture and decreased proceeds from sales of real estate.

Net cash used in financing activities totaled approximately $2.7 million for the three months ended March 31, 2010 as compared to $6.5 million for the three months ended March 31, 2009. The change was primarily due to an increase in net repayment of debt in the three months ended March 31, 2009 as compared to the three months ended March 31, 2010. In addition, during the three months ended March 31, 2009, we repurchased shares of our common stock and paid dividends. These changes were offset by distributions to noncontrolling interests during the three months ended March 31, 2010.

To the extent that we engage in additional strategic investments, including real estate, loan portfolios, or acquisitions of other property management companies, we may need to obtain third-party financing which could include bank financing or the public sale or private placement of debt or equity securities. We believe that existing cash and cash equivalents plus capital generated from property management and leasing, brokerage, sales of real estate owned, collections from notes receivable, as well as our current lines of credit, will provide us with sufficient capital requirements for the next year and the foreseeable future.

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

Our need, if any, to raise additional funds to meet our capital requirements will depend on many factors, including the success and pace of the implementation of our strategy for growth. We regularly monitor capital raising alternatives to be able to take advantage of other available avenues to support our working capital and investment needs, including strategic partnerships and other alliances, bank borrowings, and the sale of equity or debt securities. We believe we will be able to meet the repayment obligations of notes payable and borrowings under lines of credit from cash generated by our business activities, including the sale of assets and the refinancing of debt. We intend to retain earnings to finance our growth and, therefore, do not anticipate paying dividends.

Contractual Obligations and Commercial Commitments

Please refer to Annual Report on Form 10-K for the year ended December 31, 2009 for discussion of our contractual obligations and commercial commitments as there have been no material changes to this disclosure.

Off-Balance Sheet Arrangements

Please refer to Annual Report on Form 10-K for the year ended December 31, 2009 for discussion of our off-balance sheet arrangements as there have been no material changes to this disclosure.

Qualitative and Quantitative Disclosures about Market Risk

The primary market risk exposure of our company relates to changes in interest rates in connection with our short-term borrowings, some of which bear interest at variable rates based on the lender’s base rate, prime rate, and LIBOR plus an applicable borrowing margin. These borrowings do not give rise to a significant interest rate risk because they have short maturities. However, the amount of income or loss we recognize for unconsolidated joint ventures may be impacted by changes in interest rates. Historically, the impact to the changes in rates have not been significant our company.

Interest Rate Risk

We have established an interest rate management policy, which attempts to minimize our overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt.

The tables below represent contractual balances of our financial instruments at the expected maturity dates as well as the fair value at March 31, 2010. The expected maturity categories take into consideration actual amortization of principal and do not take into consideration reinvestment of cash. The weighted average interest rate for the various assets and liabilities presented are actual as of March 31, 2010. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or to refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal maturing in:							Fair Value March 31 2010
(in thousands)	2010	2011	2012	2013	2014	Thereafter	Total
Interest rate sensitive assets
Cash equivalents	$43,729	—	—	—	—	—	$43,729	$43,729
Average interest rate	0.51%	—	—	—	—	—	0.51%	—
Variable rate receivables	—	—	—		—	—	—	—
Average interest rate	—	—	—		—	—	—	—
Fixed rate receivables	6,442	—	—	—	—	—	6,442	6,442
Average interest rate	13.48%	—	—	—	—	—	13.48%	—

Total	$50,171	—	—	—	—	—	$50,171	$50,171

Weighted average interest rate	2.17%	—	—	—	—	—	2.17%

Interest rate sensitive liabilities
Variable rate borrowings	$450	$14,000	—	—	$24,733	—	$39,183	$39,183
Average interest rate	4.00%	3.55%	—	—	4.00%	—	3.84%
Fixed rate borrowings	17,497	—	$2,859	—	—	$70,000 *	90,356	90,356
Average interest rate	6.16%	—	2.18%	—	—	8.18%	7.60%

Total	$17,947	$14,000	$2,859	—	$24,733	$70,000	$129,539	$129,539

Weighted average interest rate	6.11%	3.55%	2.18%	—	4.00%	8.18%	6.46%

*	Does not include the unamortized balance of the beneficial conversion of the convertible subordinated debt of $2,456,000 as of March 31, 2010.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Codification (ASC) Update No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, to improve disclosure requirements related to Fair Value Measurements and Disclosures – Subtopic 820. Update No. 2010-06 is effective for interim and annual reporting periods ending after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010. Update No. 2010-06 was adopted on January 1, 2010, and there is no material impact to the accompanying consolidated financial statements. Additionally, we have elected to defer disclosures about purchases, sales, issuance, and settlements in the roll forward activity in Level 3 fair value measurements until the required implementation date noted above.

In December 2009, the FASB issued Accounting Standards Codification (ASC) Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, to improve the accounting for Variable Interest Entities. Update No. 2009-17 is effective for interim and annual reporting periods ending after December 15, 2009. Update No. 2009-17 was adopted on January 1, 2010, and there is no material impact to the accompanying consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information contained in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated by reference into Item 3.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the record period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

There were no material changes from the risk factors disclosed in Item 1A of our report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNEDY-WILSON HOLDINGS, INC.

Dated: May 10, 2010	By:	/s/ FREEMAN LYLE
Freeman Lyle
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)