Form 10-Q
period 2010-06-30
Kennedy-Wilson Holdings, Inc.
filed 2010-08-09
CIK 1408100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of common stock outstanding as of August 9, 2010 was 41,295,158.

FORWARD-LOOKING STATEMENTS

Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are necessarily estimates reflecting the judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results. Disclosures that use words such as “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. These risks and uncertainties may include these factors and the risks and uncertainties described elsewhere in this report and other filings with the Securities and Exchange Commission (the “SEC”), including the Item 1A. “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2009. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed in our filing with the SEC. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$92,201,000	$57,784,000
Accounts receivable	1,665,000	887,000
Accounts receivable - related parties	6,502,000	4,278,000
Income tax receivable	2,387,000	6,848,000
Notes receivable	27,111,000	541,000
Notes receivable - related parties	5,073,000	6,644,000
Real estate, net	130,248,000	40,581,000
Real estate available for sale	—	2,472,000
Investments in joint ventures ($20,301,000 and $19,612,000) carried at fair value as of June 30, 2010 and December 31, 2009, respectively)	190,594,000	185,252,000
Investments in loan pool participation	12,689,000	—
Goodwill and other assets	32,396,000	30,970,000

Total assets	$500,866,000	$336,257,000

Liabilities and equity
Liabilities
Accounts payable and other liabilities	$26,914,000	$29,348,000
Line of credit, notes payable, mortgages and other long-term debt	183,172,000	127,573,000

Total liabilities	210,086,000	156,921,000
Equity
6.0% Convertible Series A Cumulative Preferred stock, $0.0001 par value: 1,000,000 shares authorized, 100,000 and 0 shares issued as of June 30, 2010 and December 31, 2009, respectively $1,000 per share liquidation preference, mandatorily convertible on May 19, 2015	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized, 41,295,158 and 41,177,658 shares issued as of June 30, 2010 and December 31, 2009, respectively	4,000	4,000
Additional paid-in capital	256,921,000	155,878,000
Retained earnings	24,187,000	18,829,000
Accumulated other comprehensive income	4,789,000	2,603,000

Total Kennedy-Wilson Holdings, Inc. shareholders’ equity	285,901,000	177,314,000
Noncontrolling interests	4,879,000	2,022,000

Total equity	290,780,000	179,336,000

Total liabilities and equity	$500,866,000	$336,257,000

See accompanying notes to condensed consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue
Management and leasing fees and commissions	$8,418,000	$6,152,000	$14,638,000	$11,728,000
Sale of real estate	—	—	3,937,000	6,272,000
Rental and other income	628,000	665,000	1,297,000	1,300,000

Total revenue	9,046,000	6,817,000	19,872,000	19,300,000

Operating Expenses
Commission, marketing, compensation and related expenses	8,882,000	6,734,000	18,755,000	11,427,000
Cost of real estate sold	—	—	2,714,000	5,752,000
General, administrative, depreciation and amortization	3,344,000	1,432,000	5,387,000	2,684,000
Rental and other expenses	283,000	494,000	524,000	739,000

Total operating expenses	12,509,000	8,660,000	27,380,000	20,602,000

Equity in joint venture loss	(686,000)	(269,000)	(29,000)	(461,000)
Interest on notes receivable	605,000	—	605,000	—
Income from loan pool participation	2,485,000	—	3,136,000	—

Total operating loss	(1,059,000)	(2,112,000)	(3,796,000)	(1,763,000)
Non-operating income (expense)
Interest income	220,000	76,000	501,000	182,000
Remeasurement gain	2,108,000	—	2,108,000	—
Gain on extinguishment of debt	16,670,000	—	16,670,000	—
Interest expense	(2,180,000)	(2,494,000)	(4,294,000)	(5,061,000)
Other than temporary impairment on joint venture investment	—	(323,000)	—	(323,000)

Income (loss) before (provision for) benefit from income taxes	15,759,000	(4,853,000)	11,189,000	(6,965,000)
(Provision for) benefit from income taxes	(5,950,000)	1,562,000	(3,952,000)	2,215,000

Net income (loss)	9,809,000	(3,291,000)	7,237,000	(4,750,000)
Net (income) loss attributable to the noncontrolling interest	(591,000)	210,000	(1,159,000)	267,000

Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	9,218,000	(3,081,000)	6,078,000	(4,483,000)
Preferred stock dividends and accretion of issuance costs	(720,000)	—	(720,000)	—

Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	8,498,000	(3,081,000)	5,358,000	(4,483,000)
Other comprehensive income (loss), net of tax	2,382,000	(239,000)	2,186,000	117,000

Total comprehensive income (loss)	$10,880,000	$(3,320,000)	$7,544,000	$(4,366,000)

Basic income (loss) per share:
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$0.22	$(0.12)	$0.14	$(0.17)

Weighted average number of common shares outstanding - basic	39,194,046	26,127,298	39,165,380	26,205,047
Diluted income (loss) per share:
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$0.20	$(0.12)	$0.14	$(0.17)

Weighted average number of common shares outstanding - diluted	43,434,991	26,127,298	39,165,380	26,205,047
Amounts attributable to Kennedy-Wilson Holdings, Inc. common shareholders
Net income (loss)	$8,498,000	$(3,081,000)	$5,358,000	$(4,483,000)
Other comprehensive income (loss), net of tax	2,382,000	(239,000)	2,186,000	117,000

	10,880,000	(3,320,000)	7,544,000	(4,366,000)

See accompanying notes to condensed consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2009	—	$—	41,177,658	$4,000	$155,878,000	$18,829,000	$2,603,000	$2,022,000	$179,336,000
Issuance of preferred stock	100,000	—	—	—	99,843,000	—	—	—	99,843,000
Repurchase of warrants					(2,721,000)				(2,721,000)
Stock compensation expense	—	—	—	—	3,921,000	—	—	—	3,921,000
Common stock issued under 2009 Equity Participation Plan	—	—	117,500	—	—	—	—	—	—
Other comprehensive income:
Foreign currency translation, net of tax of $1,615,000	—	—	—	—	—	—	2,200,000	—	2,200,000
Unrealized loss on marketable security, net of tax of $8,000	—	—	—	—	—	—	(14,000)	—	(14,000)
Dividends paid	—	—	—	—	—	(720,000)	—	—	(720,000)
Net income	—	—	—	—	—	6,078,000	—	1,159,000	7,237,000
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3,775,000	3,775,000
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,077,000)	(2,077,000)

Balance, June 30, 2010	100,000	$—	41,295,158	$4,000	$256,921,000	$24,187,000	$4,789,000	$4,879,000	$290,780,000

See accompanying notes to condensed consolidated financial statements.

Kennedy-Wilson, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2010	2009
Net cash used in operating activities	$(8,101,000)	$(3,009,000)
Cash flows from investing activities:
Additions to notes receivable	(26,626,000)	—
Collections of notes receivable	55,000	—
Additions to notes receivable - related parties	(3,375,000)	(2,663,000)
Collections of notes receivable - related parties	4,946,000	—
Net proceeds from sale of real estate	3,639,000	6,368,000
Purchases of and additions to real estate	(3,843,000)	(34,869,000)
Distributions from joint ventures	—	404,000
Contributions to joint ventures	(30,051,000)	(7,728,000)
Investment in loan pool participations	(9,553,000)	—
Other	—	(198,000)

Net cash used in investing activities	(64,808,000)	(38,686,000)

Cash flow from financing activities:
Borrowings under notes payable	4,250,000	9,000,000
Repayment of notes payable	(2,800,000)	(16,188,000)
Borrowings under lines of credit	29,550,000	12,500,000
Repayment of lines of credit	(25,500,000)	—
Borrowings under mortgage loans payable	19,888,000	30,286,000
Repayment of mortgage loans payable	(19,764,000)	(4,738,000)
Debt issue costs	(48,000)	(625,000)
Issuance of preferred stock	99,843,000	—
Repurchase of warrants	(2,721,000)	—
Issuance of common stock	—	5,000
Repurchase of common stock	—	(2,394,000)
Dividends paid	(720,000)	(1,856,000)
Contributions from noncontrolling interests	3,775,000	5,885,000
Distributions to noncontrolling interests	(2,077,000)	—

Net cash provided by financing activities	103,676,000	31,875,000
Effect of currency exchange rate changes on cash and cash equivalents	3,650,000	195,000

Net change in cash and cash equivalents	34,417,000	(9,625,000)
Cash and cash equivalents, beginning of period	57,784,000	25,831,000

Cash and cash equivalents, end of period	$92,201,000	$16,206,000

Supplemental disclosure of non-cash investing and financing activities
Unrealized loss on marketable security, net of tax of $8,000	(14,000)	(44,000)
During the six months ended June 30, 2010, as a result of the consolidation of two of Kennedy-Wilson’s subsidiaries, accounts receivable increased by $171,000, real estate increased by $86,220,000, investment in joint venture decreased by $20,614,000, other assets increased by $3,174,000, accrued expenses and other liabilities increased by $323,000 and mortgage loans payable increased by $66,501,000	(2,127,000)	—

See accompanying notes to condensed consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2010

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

Kennedy-Wilson Holdings, Inc.’s (“Kennedy-Wilson”) unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles used in the preparation of the company’s annual financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of Kennedy-Wilson, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three- and six-month periods ended June 30, 2010 and 2009 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2010. For further information, your attention is directed to the footnote disclosures found in Kennedy-Wilson’s 2009 Annual Report.

The condensed consolidated financial statements include the accounts of Kennedy-Wilson and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, Kennedy-Wilson evaluates its relationships with other entities to identify whether they are variable interest entities (VIEs) as defined by the VIEs Subsections FASB Accounting Standards Codification (ASC) Subtopic 810-10 and to assess whether it is the primary beneficiary of such entities. If the determination is made that Kennedy-Wilson is the primary beneficiary, then that entity is included in the condensed consolidated financial statements in accordance with the VIEs Subsections of ASC Subtopic 810-10.

The ownership of the other interest holders in consolidated subsidiaries is reflected as noncontrolling interest. The preparation of the accompanying condensed consolidated financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosure about contingent assets and liabilities, and reported amounts of revenues and expenses. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NOTES RECEIVABLE AND LOAN POOL PARTICIPATION—Interest on notes receivable and income from loan pool participations are recognized on a level yield basis under the provisions of ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, where a level yield model is utilized to determine a yield rate which, based upon projected future cash flows, accretes interest income over the estimated holding period. When the future cash flows of a note cannot be reasonably estimated, cash payments are applied to the cost basis until fully recovered before any revenue is recognized.

INVESTMENTS IN JOINT VENTURES—Income from joint venture investments is accounted for under the equity method.

GUARANTEES—Kennedy-Wilson has certain guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) Kennedy-Wilson could be required to make under the guarantees was approximately $36 million and $35 million at June 30, 2010 and December 31, 2009, respectively. The guarantees expire through 2011 and Kennedy-Wilson’s performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sales proceeds of the property. Based upon Kennedy-Wilson’s evaluation of guarantees under ASC Subtopic 460-10, Estimated Fair Value of Guarantees, the estimated fair value of guarantees made as of June 30, 2010 and December 31, 2009 is immaterial.

RECENT ACCOUNTING PRONOUNCEMENTS - In April 2010, the FASB issued ASC Update No. 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset—a consensus of the FASB Emerging Issues Task Force, to clarify that loan modifications within loan pools accounted for as a single asset do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. Update No. 2010-18 is effective for interim and annual reporting periods ending after July 15, 2010, with early adoption permitted. This update is consistent with Kennedy-Wilson’s current policy and, as such, Update No. 2010-18 has no material impact on the accompanying condensed consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Codification (ASC) Update No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, to improve disclosure requirements related to Fair Value Measurements and Disclosures – Subtopic 820. Update No. 2010-06 is effective for interim and annual reporting periods ending after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010. Update No. 2010-06 was adopted on January 1, 2010, and there is no material impact to the accompanying condensed consolidated financial statements. Additionally, Kennedy-Wilson will adopt the disclosures requirements about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements as required above.

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

NOTE 3—BUSINESS COMBINATION

In June 2010, Kennedy-Wilson acquired a controlling interest in Fairways 340, LLC (the Retained Entity) that was previously accounted for under the equity method. The assets, liabilities, and results of the operations of the Retained Entity since the date of acquisition have been consolidated at fair value in accordance with Business Combinations ASC Subtopic 805-10. The amounts of $35.0 million in building, $15.0 million in land, $1.8 million in other assets, $0.2 million in cash, $33.8 million in mortgage loans payable, and $0.2 million in other liabilities were recorded as a result of the combination. Direct costs of the business combination have been charged to operations in the period that such costs were incurred. Additionally, as Kennedy-Wilson had a 49.83% ownership interest and equity with a fair value of $8.9 million in the Retained Entity before the combination, the combination is considered to be achieved in stages. As a result of remeasuring its basis at fair value (utilizing an income approach), Kennedy-Wilson recorded a remeasurement gain in the amount of $2.1 million in the accompanying condensed consolidated statement of operations and comprehensive income.

The amount of the Retained Entity’s revenue and earnings included in the accompanying condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2010, and the revenue and earnings had the acquisition date been January 1, 2010 and January 1, 2009 are as follows:

Unaudited, in 000’s	Revenue	Net Income Attributable to Kennedy-Wilson common shareholders	EPS
Actual Retained Entity from June 18, 2010 - June 30, 2010	$112	$(100)	$—
Supplemental pro forma from January 1, 2010 - June 30, 2010	21,619	3,224	0.08
Supplemental pro forma from January 1, 2009 - June 30, 2009	21,076	(4,784)	(0.18)

This unaudited pro forma information is not intended to represent or be indicative of what would have occurred if the transaction had taken place on the dates presented and is not indicative of what Kennedy-Wilson’s actual results of operations would have been had the acquisition been completed at the beginning of the periods indicated above.

NOTE 4—NOTES RECEIVABLE

In April 2010, Kennedy-Wilson entered into an arrangement to purchase a pool of loans from a bank for $25.3 million. The bank has a residual sharing interest and accordingly the arrangement has been evaluated as a VIE. Kennedy-Wilson’s management has determined that Kennedy-Wilson is the primary beneficiary and accordingly this transaction is treated as a note pool acquisition and accounted for as described in the summary of significant accounting policies for notes receivable. As of June 30, 2010, the assets and debt related to the pool of loans are $25.3 million and $19.9 million, respectively. The amount contractually due under the terms of the notes as of June 30, 2010 is $41.0 million. Kennedy-Wilson expects to accrete $4.5 million in interest income over the estimated collection period. Contractual payments of principal and interest of $0.2 million are due monthly. During the six months ended June 30, 2010, Kennedy-Wilson has accreted $0.5 million as interest on notes receivable in the accompanying condensed consolidated statements of operations and comprehensive income.

In May 2010, Kennedy-Wilson entered into a $1.0 million note receivable related to the foreclosure of a parcel of land in Hawaii (as further discussed in note 5). The note bears interest at a fixed rate of 8%, with interest only paid quarterly, and is secured by $1.0 million in a personal guarantees.

NOTE 5—REAL ESTATE

In May 2010, Kennedy-Wilson purchased a note from a bank for $5.3 million (which included $0.1 million in accrued but unpaid interest). The note was secured by a single family lot in Kona, Hawaii. The borrower subsequently transferred the deed to Kennedy-Wilson in lieu of a foreclosure. In addition, the borrower paid Kennedy-Wilson $0.2 million and issued a promissory note in the amount of $1.0 million as discussed in Note 4 above.

In June 2010, Kennedy-Wilson acquired a controlling interest and assumed the debt of a project in Hawaii. The debt purchase is further discussed in Note 8 below. The purchase price of the controlling interest combined with previously capitalized investments made by Kennedy-Wilson and the gain on extinguishment of debt recorded in the accompanying condensed consolidated statement of operations and comprehensive income resulted in the new basis consolidated in the amount of $37.4 million.

NOTE 6—INVESTMENTS IN JOINT VENTURES

Kennedy-Wilson has a number of joint venture interests, generally ranging from 5% to 15% (but occasionally up to approximately 50%), which were formed to acquire, manage, develop and/or sell real estate and to invest in loan portfolios. Kennedy-Wilson has significant influence over these entities, but not voting or other control and accordingly, these investments are accounted for under the equity method.

In April 2010, Kennedy-Wilson acquired controlling interests in an apartment project and contemporaneously sold a controlling interest to a third-party partner. Kennedy-Wilson accounts for its investment in the entity under the equity method.

In June 2010, Kennedy-Wilson acquired controlling interests in five multifamily projects and contemporaneously sold a partial interest to a third-party partner. The transaction to sell an interest in the multifamily project was considered, in substance, a sale of real estate. Kennedy-Wilson recorded a gain on sale of $0.3 million (net of amount eliminated for the portion still owned by Kennedy-Wilson) as the purchase price paid by the new investor exceeded Kennedy-Wilson’s basis.

In June 2010, Kennedy-Wilson formed a joint venture to acquire a high rise operating apartment building which is also approved for condominium conversion. The joint venture partner’s 80% interest is a controlling interest and accordingly Kennedy-Wilson accounts for its ownership interest as an equity method investment.

NOTE 7—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION

FAIR VALUE MEASUREMENTS

The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of June 30, 2010:

	Level 1	Level 2	Level 3	Total
Available-for-sale security	$44,000	$—	$—	$44,000
Investment in joint ventures	—	—	20,257,000	20,257,000

	$44,000	$—	$20,257,000	$20,301,000

The following table presents changes in Level 3 investments for the three months ended June 30, 2010:

	March 31, 2010	Net Purchases or sales	Realized gains or losses	Unrealized appreciation or (depreciation)	Net transfers in or out of Level 3	Total
Investment in joint ventures	$20,301,000	$(161,000)	$—	$117,000	$—	$20,257,000

The following table presents changes in Level 3 investments for the six months ended June 30, 2010:

	December 31, 2009	Net Purchases or sales	Realized gains or losses	Unrealized appreciation or (depreciation)	Net transfers in or out of Level 3	Total
Investment in joint ventures	$19,590,000	$218,000	$—	$449,000	$—	$20,257,000

Kennedy-Wilson records its investment in KW Property Fund III, L.P. and SG KW Venture I, LLC (the Funds) based upon the amount of net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value. The Funds report their investments in real estate at fair value based on valuations of the underlying real estate holdings and indebtedness securing the real estate. The valuations of real estate were, in part, based on third party appraisals and management estimates of the real estate assets using an income approach. The indebtedness secured by the real estate and the investments in debt securities were valued, in part, based on third party valuations and management estimates using an income approach. Kennedy-Wilson recorded an increase in fair value of $0.1 million and $0.4 million in equity in joint venture income in the condensed consolidated statements of operations and comprehensive income for the three months and six months ended June 30, 2010, respectively. Kennedy-Wilson’s investment balance in the Funds was $8.6 million and $7.9 million at June 30, 2010 and December 31, 2009, respectively, which are included in investments in joint ventures in the accompanying condensed consolidated balance sheets. As of June 30, 2010 Kennedy-Wilson has unfunded capital commitments to KW Property Fund III, L.P. and SG KW Venture I, LLC in the amounts of $1.6 million and $6.3 million, respectively.

FAIR VALUE OPTION—Additionally Kennedy-Wilson has elected the fair value option for two investments in joint venture entities that were acquired during 2008. Kennedy-Wilson elected to record these investments at fair value to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. There was no change in the fair value of these investments during the three or six month periods ended June 30, 2010 and June 30, 2009, respectively. Kennedy-Wilson determines the fair value of these investments based upon the income approach, utilizing estimates of future cash flows, discount rates and liquidity risks.

NOTE 8—LINE OF CREDIT, MORTGAGE AND OTHER LONG-TERM DEBT

During the six-month period ended June 30, 2010 Kennedy-Wilson borrowed an additional $4.0 million from its line of credit which accrues interest at a rate ranging from prime to prime plus 0.50% or, at the borrower’s option, LIBOR plus 2.50% to LIBOR plus 3.00%, bringing the outstanding balance to $14.1 million as of June 30, 2010.

In May 2010, Kennedy-Wilson entered into a note payable in the amount of $4.3 million to purchase a single family lot in Kona, Hawaii. The note is interest only, bears interest at a fixed rate of 5%, is unsecured and matures in November 2011. Also, during the six month period ended June 30, 2010, Kennedy-Wilson made principal paydowns on notes payable in the amount of $2.8 million. The balance in notes payable at June 30, 2010 was $27.6 million.

In June 2010, Kennedy-Wilson assumed debt secured by the project in Hawaii (see note 5) of $32.7 million and simultaneously settled the note for $16.0 million, resulting in a gain on extinguishment of debt in the amount of $16.7 million (net of closing costs) and is included in the accompanying condensed consolidated statements of operations and comprehensive income.

In addition, the mortgage loan payable assumed from the acquisition of the Retained Entity totaling $33.8 million accrues interest at LIBOR plus 2% or the bank’s prime rate plus 0.25%, with interest only payments through maturity in April 2011.

NOTE 9—RELATED PARTY TRANSACTIONS

In April 2010, Kennedy-Wilson entered into a note receivable with KW Property Fund III (Fund III) to lend Fund III up to a maximum amount of $8.0 million. The note bears interest at a fixed rate of 9.0% and is secured by the assets of Fund III. As of June 30, 2010 the outstanding principal balance of the note was $3.4 million.

In June 2010, in connection with the purchase of a controlling interest in the project in Hawaii as discussed in Note 5, Kennedy-Wilson acquired the interest of a related party entity consisting of management and directors for their net investment of $1.2 million. In connection with the acquisition of the five multifamily projects as discussed in Note 6, Kennedy-Wilson acquired the interest of a related party entity consisting of management for their net investment of $1.6 million.

During the three month period ended June 30, 2010, the firm of Kulik, Gottesman & Mouton Ltd. was paid $44,000 for legal services provided by the firm and $10,000 for director’s fees for Kent Mouton, a partner in the firm and a member of Kennedy-Wilson’s board of directors. During the three month period ended June 30, 2009, the amounts were $23,000 and $8,000, respectively. During the six month periods ended June 30, 2010 and 2009, the payments for legal services were $120,000 and $112,000, respectively, and the payment for director’s fees were $26,000 and $17,000, respectively.

During the three and six month periods ended June 30, 2010, the firm of Solomon, Winnett & Rosenfield was paid $40,000 and $85,000, respectively, for income tax services provided by the firm. Jerry Solomon, a partner in the firm and a member of Kennedy-Wilson’s board of directors, was paid $9,000 and $24,000, respectively, for director’s fees for that same period. During the three and six month periods ended June 30, 2009, the payments to Solomon, Winnett & Rosenfield for income tax services were $7,000 and $52,000, respectively, and $7,000 and $14,000, respectively, to Jerry Solomon for director’s fees.

NOTE 10—STOCK COMPENSATION PLANS

During the six month period ended June 30, 2010, Kennedy-Wilson’s Compensation Committee approved the granting of an additional 117,500 shares of restricted stock from the remaining unallocated shares under the terms of the 2009 Equity Participation Plan.

NOTE 11—CAPITAL STOCK TRANSACTIONS

In May and June 2010, Kennedy-Wilson sold a total of 100,000 shares of 6.0% Convertible Series A Cumulative Preferred stock (the preferred stock) for $100 million. The preferred stock is convertible into common stock at any time at the option of the holder prior to May 19, 2015 at a price of $12.41 per share. The preferred stock is mandatorily convertible into common stock on May 19, 2015. Kennedy-Wilson incurred issuance costs of $0.2 million. These costs are reduced from the proceeds of the preferred stock and will be accreted back into the preferred stock value over the five-year period leading up to the mandatory conversion date.

The certificate of designation of the preferred stock contains a provision that requires Kennedy-Wilson to commence an offer to purchase all shares of preferred stock at a purchase price in cash per share of preferred stock equal to $1,150 plus all accumulated and accrued dividends upon the occurrence of a fundamental change, defined as a change of control. A change of control is deemed to occur when any person or group other than the purchaser of the preferred stock and its affiliates, or any officer or director of Kennedy-Wilson as of the issue date of the preferred stock, acquires directly or indirectly voting control or direction over more than 35% of the voting power of Kennedy-Wilson. Since a potential change of control, and the resulting potential cash settlement, as defined by the certificate of designation is outside the control of Kennedy-Wilson, the preferred stock is required to be classified as temporary equity.

The preferred stock issuance was intended by both parties to be permanent equity. Kennedy-Wilson has entered into a letter agreement dated August 9, 2010 which clarified that the offer to purchase provision becomes effective seven days after the earlier of Kennedy-Wilson becoming aware or the filing of a Form 13D indicating a person or group has obtained voting control or direction over more than 35% of the voting power of Kennedy-Wilson. The seven day period clarifies that the change of control provision which triggers the offer to purchase is completely within Kennedy-Wilson’s control, given the fact that its Board of Directors at its discretion would be able to issue blank check preferred stock at any time for any reason which could dilute the person or group below the 35% of the voting power threshold. In light of the letter agreement referenced above, Kennedy-Wilson has concluded that the change of control is now within the control of Kennedy-Wilson and therefore would be classified as permanent equity and has been reflected as such in the June 30, 2010 condensed consolidated balance sheets.

In connection with the issuance of the preferred stock, Kennedy-Wilson entered into a registration rights agreement that allows for the holders of the preferred stock, with at least a 51% vote, to demand registration of the preferred stock (or converted common stock) on or after November 13, 2010. If Kennedy-Wilson does not satisfy the demand for registration, the holders of the preferred stock (or converted common stock) would be entitled to receive a payment in an amount equal to 1.50% per annum of the liquidation preference of $1,000 per share. There are sufficient shares of unregistered common stock authorized and unissued to accommodate the conversion feature.

NOTE 12—EARNINGS PER SHARE

The impact of 20,424,210 shares underlying the warrants and convertible preferred stock has been excluded from diluted weighted average shares for the three-month period ended June 30, 2010 as it is antidilutive. For the six-month period ended June 30, 2010, the impact of 20,914,781 shares underlying the warrants, convertible debt and convertible preferred stock has been excluded from diluted weighted average shares as it is antidilutive. For the three- and six-month periods ended June 30, 2009, a total of 6,084,487 and 6,105,386 potentially dilutive securities, respectively, have not been included in the diluted weighted average shares as Kennedy-Wilson has a net loss attributable to common shareholders.

NOTE 13—SEGMENT INFORMATION

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

INVESTMENTS—With joint venture partners and on its own, Kennedy-Wilson invests in commercial and residential real estate which Kennedy-Wilson believes value may be added through company expertise or opportunistic investing. Kennedy-Wilson’s current real estate portfolio focuses on commercial buildings and multifamily projects. Kennedy-Wilson also invests in loan portfolios of various real estate types.

Substantially all of the gross revenue—related party revenues were generated via intersegment activity for the six months ended June 30, 2010 and 2009. The amounts representing investments with related parties and non-affiliates are included in the investment segment. No single external customer provided Kennedy-Wilson with 10% or more of its revenues during any period presented in these financial statements.

There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss since the December 31, 2009 financial statements.

The following tables summarize Kennedy-Wilson’s income activity by segment for the three-month period ended June 30, 2010 and balance sheet data as of June 30, 2010:

	Services	Investments	Corporate	Consolidated
Gross revenue	$3,086,000	$628,000	$—	$3,714,000
Gross revenue - related party	5,332,000	—	—	5,332,000

Total revenue	$8,418,000	$628,000	$—	$9,046,000

Income (loss) before benefit from income taxes	$2,091,000	$20,919,000	$(7,251,000)	$15,759,000

Total assets	$11,300,000	$359,544,000	$130,022,000	$500,866,000

The following tables summarize Kennedy-Wilson’s income activity by segment for the three-month period ended June 30, 2009 and balance sheet data as of December 31, 2009:

	Services	Investments	Corporate	Consolidated
Gross revenue	$3,835,000	$666,000	$—	$4,501,000
Gross revenue - related party	2,316,000	—	—	2,316,000

Total revenue	$6,151,000	$666,000	$—	$6,817,000

(Loss) income before benefit from income taxes	$464,000	$(1,369,000)	$(3,948,000)	$(4,853,000)

Total assets	$6,635,000	$236,780,000	$92,842,000	$336,257,000

The following tables summarize Kennedy-Wilson’s income activity by segment for the six-month period ended June 30, 2010:

	Services	Investments	Corporate	Consolidated
Gross revenue	$6,593,000	$5,234,000	$—	$11,827,000
Gross revenue - related party	8,045,000	—	—	8,045,000

Total revenue	$14,638,000	$5,234,000	$—	$19,872,000

(Loss) income before benefit from income taxes	$3,046,000	$23,341,000	$(15,198,000)	$11,189,000

The following tables summarize Kennedy-Wilson’s income activity by segment for the six-month period ended June 30, 2009:

	Services	Investments	Corporate	Consolidated
Gross revenue	$6,574,000	$1,274,000	$26,000	$7,874,000
Gross revenue - related party	5,154,000	6,272,000	—	11,426,000

Total revenue	$11,728,000	$7,546,000	$26,000	$19,300,000

(Loss) income before benefit from income taxes	$884,000	$(1,335,000)	$(6,514,000)	$(6,965,000)

NOTE 14—INCOME TAXES

Kennedy-Wilson’s effective tax rates for the three months ended June 30, 2010 and 2009 were 39.2% and 33.6%, respectively. Kennedy-Wilson’s effective tax rates for the six months ended June 30, 2010 and 2009 were 39.4% and 33.1%, respectively. The difference between the U.S. federal statutory rate of 34% and Kennedy-Wilson’s effective tax rates is mainly attributable to state income taxes.

NOTE 15—SUBSEQUENT EVENTS

In July 2010, Kennedy-Wilson acquired its joint venture partner’s interest in a 400-unit multifamily project in Redmond, Washington and sold an interest to a third party.

In July 2010, Kennedy-Wilson acquired its joint venture partner’s interest in a 331-unit multifamily project in San Jose, California.

In July 2010, Kennedy-Wilson repurchased the 7% convertible subordinated note from Guardian Life Insurance with a principal balance of $30.0 million for $32.5 million. In conjunction with the repurchase on the subordinated note, Kennedy-Wilson and Guardian have agreed that Guardian will sell and Kennedy-Wilson will purchase 1,000,000 shares of Kennedy-Wilson’s common stock, par value $0.0001 (“Common Stock”), held by Guardian. The purchase of the shares will close on or before August 16, 2010 (the “Closing Date”). Kennedy-Wilson has also been given the option to purchase up to an additional 1,000,000 shares of Common Stock from Guardian. The purchase of the additional shares, if any, will occur on the Closing Date.

In August 2010, Kennedy-Wilson entered into a Revolving Loan Agreement (the Loan Agreement) that replaces a previous revolving credit facility. The amount of the combined senior unsecured facilities under the Loan Agreement, to be used for acquisition and working capital purposes, is $75,000,000. The acquisition facility bears interest at a rate of LIBOR plus 3.00% and the working capital facility bears interest at a rate of LIBOR plus 2.50%. Either interest rate shall never be less than 4%. The Loan Agreement will be due and payable in full in August 2013.

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

Results of Operations

Our Consolidated Financial Results and Comparison of the three months ended June 30, 2010 and 2009

Our revenues for the three months ended June 30, 2010 and 2009 were $9.0 million and $6.8 million, respectively. Total operating expenses for the same periods were $12.5 million and $8.7 million, respectively, and net income and net loss attributable to our common shareholders was $8.5 million and $3.1 million, respectively.

Revenues

Service Segment Revenues

During the three months ended June 30, 2010, management, leasing fees and commissions generated revenues of $8.4 million, representing 93% of our total revenue, compared to approximately $6.2 million and 90% of total revenue for the same three month period in 2009. The increase in the auction business during the three months ended June 30, 2010, resulted in an increase of residential commissions of approximately $0.3 million. The increase in the transaction activity of multifamily assets and loan portfolios led to an increase of approximately of $0.7 million in acquisition fees. Asset management fees associated with one of our real estate funds contributed to an increase of approximately $1.0 million.

Investments Segment Revenues

Rental and other income were approximately $0.6 million for the three months ended June 30, 2010 and 2009. Rental income includes rental and other income from properties which we consolidate.

Operating Expenses

Operating expenses for the three months ended June 30, 2010 were approximately $12.5, representing a $3.8 million increase over the same period in 2009. This increase was primarily due to $1.4 million of additional expense in the three months ended June 30, 2010 associated with the 2009 Equity Participation Plan. The remaining difference can primarily be attributed to $0.8 million of expense related to the 2010 bonus accrual as well as costs associated with being a public company.

Services Segment Operating Expenses

Commissions, marketing expenses, compensation and related expenses increased $2.2 million to $8.9 million for the three months ended June 30, 2010. This increase was primarily due to $1.4 million of additional expense in the three months ended June 30, 2010 associated with the 2009 Equity Participation Plan. The remaining difference can primarily be attributed to $0.8 million of expense related to the 2010 bonus accrual.

Investments Segment Operating Expenses

Rental and other operating expenses decreased $0.2 million to $0.3 million for the three months ended June 30, 2010. The decrease was primarily due to the cost cutting measures implemented at the properties. Rental operating expense includes operating expenses from properties in which we hold a controlling interest.

Other Operating Expenses

General and administrative, depreciation and amortization expenses were $3.3 million for the three months ended June 30, 2010, an increase of 134% from $1.4 million for the three months ended June 30, 2009. The increase can primarily be attributed to additional resources needed to source new investments and raise new capital. Costs associated with being a public company were also incurred during the three months ended June 30, 2010, in comparison to no such costs incurred during the same three months ended June 30, 2009.

Investments Segment Equity in Joint Venture Loss

Equity in joint ventures generated a loss of $0.7 million for the three months ended June 30, 2010 as compared to a loss of $0.3 million recorded in the same three month period in 2009. The difference is primarily be attributed to the deal costs expensed at the joint venture level.

Investments Segment Interest on Notes Receivable

Interest on notes receivable generated income of $0.6 million for the three months ended June 30, 2010 as compared to no income in the same three month period in 2009. The difference can be attributed to income generated from a the acquisition of a pool of notes receivable.

Income from Loan Pool Participation

Income from loan pool participation generated income of $2.5 million for the three months ended June 30, 2010 as compared to no income in the same three month period in 2009. The income is attributable to income generated by an investment in participation rights of loan pools.

Non-Operating Items

Interest income was $0.2 million for the three months ended June 30, 2010, compared to $0.1 million for the three months ended June 30, 2009. The change was due to higher interest income earned on increased bank deposits for the three months ended June 30, 2010 versus 2009. In addition, two new notes receivable from a related party property in Seattle, Washington were held for the three months ended June 30, 2010.

Remeasurement gain was $2.1 million for the three months ended June 30, 2010 compared to no gain for the same three months in 2009. The gain was related to the purchase of a controlling joint venture interest in a project in Northern California with a fair value in excess of the price paid.

Gain on extinguishment of debt was $16.7 million for the three months ended June 30, 2010 compared to no gain for the same three months in 2009. The gain was related to the purchase of debt of a project in Hawaii at a discount.

Interest expense was $2.2 million for the three months ended June 30, 2010, a decrease of 13% compared to $2.5 million for same three months period ended in 2009. The decrease can primarily be attributed to the repayment of debt during the three months ended June 30, 2009 that was replaced with new debt at more attractive rates.

The provision for income taxes was approximately $6.0 million for the three months ended June 30, 2010, compared to a benefit from income taxes of approximately $1.6 million for the three months ended June 30, 2009. The change was due to the company generating income for the period in 2010 as compared to a loss in 2009.

Net income attributable to the noncontrolling interests was approximately $0.6 million in the three months ended June 30, 2010 compared to net loss of $0.2 million for the three months ended June 30, 2009. The increase is primarily due to the allocation of the noncontrolling interest in income related to the acquisition of a loan portfolio and loan pool participation.

Our Consolidated Financial Results and Comparison of the six months ended June 30, 2010 and 2009

Our revenues for the six months ended June 30, 2010 and 2009 were $19.9 million and $19.3 million, respectively. Total operating expenses for the same periods were $27.4 million and $20.6 million, respectively, and net income and net loss attributable to our common shareholders was $5.4 million and $4.5 million, respectively.

Revenues

Service Segment Revenues

During the six months ended June 30, 2010, management, leasing fees and commissions generated revenues of $14.6 million, representing 92% of our total revenue (not including sale of real estate), compared to approximately $11.7 million and 90% of total revenue (not including sale of real estate) for the same six month period in 2009. An increase in our auction business during the six months ended June 30, 2010 resulted in an increase of residential commissions of approximately $1.1 million. The increase in the transaction activity of multifamily assets and loan portfolios led to an increase of approximately of $1.1 million in acquisition fees. Asset management fees associated with one of our real estate funds contributed to an increase of approximately $1.0 million.

Investments Segment Revenues

Rental and other income was approximately $1.3 million for each of the six month periods ended June 30, 2010 and 2009. Rental income includes rental and other income from properties which we consolidate.

Sale of real estate for the six months ended June 30, 2010 produced gross revenue of $3.9 million, compared to $6.3 million for the same six month period in 2009. The activity in the six months ended June 30, 2010 related to the sale of the remaining 11 condominium units in a project in Southern California as compared to the activity in the same period of 2009 which related to the sale of land in Southern California.

Operating Expenses

Operating expenses for the six months ended June 30, 2010 were approximately $24.7 million (not including cost of real estate sold), representing a $9.8 million increase over the same period in 2009. This increase was primarily due to $3.3 million in additional expenses associated with the 2009 Equity Participation Plan, $3.0 million of bonus expense, and additional expenses incurred for general and administrative purposes, including costs associated with our status as a public company during the six months ended June 30, 2010.

Services Segment Operating Expenses

Commissions, marketing expenses, compensation and related expenses increased $7.4 million to $18.8 million for the six months ended June 30, 2010. This increase was primarily due to $3.3 million in additional expenses associated with the 2009 Equity Participation Plan and $3.0 million of bonus expense incurred during the six months ended June 30, 2010. Additionally, increased activity in the auction business during the six months ended June 30, 2010 increased associated expenses.

Investments Segment Operating Expenses

Rental and other operating expenses decreased $0.2 million to $0.5 million for the six months ended June 30, 2010. The decrease was primarily due to the cost cutting measures implemented at the properties. Rental operating expense includes operating expenses from properties in which we hold a controlling interest.

Cost of real estate sold was $2.7 million for the six months ended June 30, 2010 versus $5.8 million for the same six month period in 2009. The cost of real estate is associated to the sale condominium units and land previously discussed.

Other Operating Expenses

General and administrative, depreciation and amortization expenses were $5.4 million for the six months ended June 30, 2010, an increase of 101% from $2.7 million for the six months ended June 30, 2009. The increase can primarily be attributed to additional resources needed to source new investments and raise new capital. Costs associated with being a public company were also incurred during the six months ended June 30, 2010, in comparison to no such costs incurred during the same six months ended June 30, 2009.

Investments Segment Equity in Joint Venture Loss

Equity in joint ventures generated a loss of less than $0.1 million for the six months ended June 30, 2010 as compared to a loss of $0.5 million recorded in the same six month period in 2009. The difference can primarily be attributed to income from a new joint venture which was formed at the end of 2009 to purchase a note secured by an interest in a condominium project in Southern California.

Investments Segment Interest on Notes Receivable

Interest on notes receivable generated income of $0.6 million for the six months ended June 30, 2010 as compared to no income in the same six month period in 2009. This income was generated from a pool of loans acquired during the second quarter of 2010.

Income from Loan Pool Participation

Income from loan pool participation generated income of $3.1 million for the six months ended June 30, 2010 as compared to no income in the same six month period in 2009. This income was generated from an investment in participation rights of loan pools.

Non-Operating Items

Interest income was $0.5 million for the six months ended June 30, 2010, compared to $0.2 million for the six months ended June 30, 2009. The change was due to higher interest income earned on increased bank deposits for the six months ended June 30, 2010 versus 2009. In addition, two new notes receivable from a related party property in Seattle, Washington were held for the six months ended June 30, 2010.

Remeasurement gain was $2.1 million for the six months ended June 30, 2010 compared to no gain for the same six months in 2009. The gain was related to the purchase of a controlling joint venture interest in a project in Norther California with a fair value in excess of the price paid.

Gain on extinguishment of debt was $16.7 million for the six months ended June 30, 2010 compared to no gain for the same six months in 2009. The gain was related to the purchase of debt of a project in Hawaii at a discount.

Interest expense was $4.3 million for the six months ended June 30, 2010, a decrease of 15% compared to $5.1 million for same six months period ended in 2009. The decrease can primarily be attributed to the repayment of debt during and subsequent to the six months ended June 30, 2009 that was replaced with new debt at more attractive rates.

The provision for income taxes was approximately $4.0 million for the six months ended June 30, 2010, compared to a benefit from income taxes of approximately $2.2 million for the six months ended June 30, 2009. The change was due to the company generating income for the period in 2010 as compared to a loss in 2009.

Net income attributable to the noncontrolling interests was approximately $1.2 million in the six months ended June 30, 2010 compared to net loss of $0.3 million for the six months ended June 30, 2009. The increase is primarily due to the allocation of the noncontrolling interest in income related to the acquisition of a loan portfolio and loan pool participation.

Liquidity and Capital Resources

Our liquidity and capital resources requirements include expenditures for joint venture investments, real estate, loan portfolios and working capital needs. Historically, we have not required significant capital resources to support our brokerage and property management operations. We finance these operations with internally generated funds and borrowings under our revolving line of credit. Our investments in real estate are typically financed by mortgage loans secured primarily by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral. Our investments in loan portfolios and are typically financed by loans secured primarily by the loan portfolios and underlying assets. These loans are generally nonrecourse in that, in the event of default, recourse will be limited to the loan portfolios and underlying assets serving as collateral. In some cases, we guarantee a portion of the loan related to a joint venture investment, usually until some condition, such as completion of construction or leasing or certain net operating income criteria, has been met. We do not expect these guarantees to materially affect liquidity or capital resources.

Cash Flows

Net cash used in operating activities totaled $8.1 million for the six months ended June 30, 2010 as compared to $3.0 million for the six months ended June 30, 2009. The change was primarily due to a $16.7 million gain on the extinguishment of debt and a $2.1 million remeasurement gain during the six months ended June 30, 2010. These were offset by additional compensation expense and distributions from joint ventures during the same period.

Net cash used in investing activities totaled $64.8 million for the six months ended June 30, 2010 as compared to $38.7 million for the six months ended June 30, 2009. The change was primarily due to the acquisition of a pool of loans, participating rights in loan pools and contributions to various joint ventures for new acquisitions during the six months ended June 30, 2010 as further described in the accompanying notes to the condensed consolidated financial statements. This change was offset by the purchase of a condominium project during the six months ended June 30, 2009.

Net cash provided by financing activities totaled approximately $103.7 million for the six months ended June 30, 2010 as compared to $31.9 million for the six months ended June 30, 2009. The change was primarily due to the issuance of the convertible preferred stock during the six months ended June 30, 2010.

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

Contractual Obligations and Commercial Commitments

During the six months ended June 30, 2010 and primarily as a result of the acquisition of a pool of loans and the consolidation of one entity previously accounted for as an equity method joint venture, we have approximately $56 million of additional contractual obligations and commercial commitments. The addition of these obligations is within our ordinary course of business. Please refer to Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion of our contractual obligations and commercial commitments.

Off-Balance Sheet Arrangements

Please refer to Annual Report on Form 10-K for the year ended December 31, 2009 for discussion of our off-balance sheet arrangements as there have been no material changes to this disclosure.

Qualitative and Quantitative Disclosures about Market Risk

The primary market risk exposure of our company relates to changes in interest rates in connection with our short-term borrowings, some of which bear interest at variable rates based on lender’s base rate, prime rate, and LIBOR plus an applicable borrowing margin. These borrowings do not give rise to a significant interest rate risk because they have short maturities. However, the amount of income or loss we recognize for unconsolidated joint ventures may be impacted by changes in interest rates. Historically, the impact from the changes in rates have not been significant.

Interest Rate Risk

We have established an interest rate management policy, which attempts to minimize our overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt.

The tables below represent contractual balances of our financial instruments at the expected maturity dates as well as the fair value at June 30, 2010. The expected maturity categories take into consideration actual amortization of principal and do not take into consideration reinvestment of cash. The weighted average interest rate for the various assets and liabilities presented are actual as of June 30, 2010. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or to refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

							Total	Fair Value June 30 2010
	Principal maturing in:
(in thousands)	2010	2011	2012	2013	2014	Thereafter
Interest rate sensitive assets
Cash equivalents	$92,201	—	—	—	—	—	$92,201	$92,201
Average interest rate	0.37%	—	—	—	—	—	0.37%
Variable rate receivables	—	$26,611	—	—	—	—	26,611	28,489
Average interest rate	—	4.78%	—	—	—	—	4.78%
Fixed rate receivables	5,573	—	—	—	—	—	5,573	5,573
Average interest rate	10.56%	—	—	—	—	—	10.56%

Total	$97,774	$26,611	—	—	—	—	$124,385	$126,263

Weighted average interest rate	0.95%	4.78%	—	—	—	—	1.77%

Interest rate sensitive liabilities
Variable rate borrowings	$17,497	$47,882	—	$19,887	$23,333	—	$108,599	$108,599
Average interest rate	1.60%	1.27%	—	4.25%	4.00%	—	2.46%
Fixed rate borrowings	—	4,250	$2,707	—	—	$70,000 *	76,957	79,457
Average interest rate	—	5.00%	6.61%	—	—	8.18%	7.95%

Total	$17,497	$52,132	$2,707	$19,887	$23,333	$70,000	$185,556	$188,056

Weighted average interest rate	1.60%	1.58%	6.61%	4.25%	4.00%	8.18%	4.73%

*	Does not include the unamortized balance of the beneficial conversion of the convertible subordinated debt of $2,384,000 as of June 30, 2010.

Recently Issued Accounting Pronouncements

In April 2010, the FASB issued ASC Update No. 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset—a consensus of the FASB Emerging Issues Task Force, to clarify that loan modifications within loan pools accounted for as a single asset do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. Update No. 2010-18 is effective for interim and annual reporting periods ending after July 15, 2010, with early adoption permitted. This update is consistent with our current policy and, as such, Update No. 2010-18 has no material impact on the accompanying condensed consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Codification (ASC) Update No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, to improve disclosure requirements related to Fair Value Measurements and Disclosures – Subtopic 820. Update No. 2010-06 is effective for interim and annual reporting periods ending after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010. Update No. 2010-06 was adopted on January 1, 2010, and there is no material impact to the accompanying consolidated financial statements. Additionally, we will adopt the disclosures requirements about purchases, sales, issuance, and settlements in the roll forward activity in Level 3 fair value measurements as required above.

In December 2009, the FASB issued Accounting Standards Codification (ASC) Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, to improve the accounting for Variable Interest Entities. Update No. 2009-17 is effective for interim and annual reporting periods ending after December 15, 2009. Update No. 2009-17 was adopted on January 1, 2010, and there is no material impact to our accompanying consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The discussion about market risk in this Quarterly Report on form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009, filed with the SEC, which describe various market risks to which we are or may become subject. There were no material changes from the risk factors disclosed in Item 1A of our report on Form 10-K/A for the fiscal year ended December 31, 2009.

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

We may be involved in various legal proceedings arising in the ordinary course of business, none of which are material to our business. From time to time, our real estate management division is named in “slip and fall” type litigation relating to buildings we manage. Our standard management agreement contains an indemnity provision whereby the building owner indemnifies and agrees to defend its real estate management division against such claims. In such cases, we are defended by the building owner’s liability insurer.

Item 1A.	Risk Factors

The discussion of our business and operations in this Quarterly Report on form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. There were no material changes from the risk factors disclosed in Item 1A of our report on Form 10-K/A for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The information called for in Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” has previously been included in Current Reports on Form 8-K filed with the SEC on May 21, 2010 and June 9, 2010.

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

KENNEDY-WILSON HOLDINGS, INC.

Dated: August 9, 2010	By:	/S/ FREEMAN LYLE
Freeman Lyle
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)