Form 10-Q
period 2010-09-30
Kennedy-Wilson Holdings, Inc.
filed 2010-11-09
CIK 1408100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of common stock outstanding as of November 9, 2010 was 40,295,158.

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

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$50,713,000	$57,784,000
Accounts receivable	2,376,000	887,000
Accounts receivable - related parties	7,232,000	4,278,000
Income tax receivable	—	6,848,000
Notes receivable	27,661,000	541,000
Notes receivable - related parties	1,898,000	6,644,000
Real estate, net	130,077,000	40,581,000
Real estate available for sale	—	2,472,000
Investments in joint ventures ($23,710,000 and $19,612,000 carried at fair value as of September 30, 2010 and December 31, 2009, respectively)	242,298,000	185,252,000
Investment in loan pool participation	15,947,000	—
Goodwill and other assets	35,132,000	30,970,000

Total assets	$513,334,000	$336,257,000

Liabilities and equity
Liabilities
Accounts payable and other liabilities	$41,645,000	$29,348,000
Line of credit, notes payable, mortgages and other long-term debt	161,985,000	127,573,000

Total liabilities	203,630,000	156,921,000

Equity
Cumulative Preferred stock, $0.0001 par value, 1,000,000 shares authorized, $1,000 per share liquidation preference:
6.00% Series A, 100,000 and 0 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively, mandatorily convertible on May 19, 2015	—	—
6.452% Series B, 32,550 and 0 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively, mandatorily convertible on November 3, 2018	—	—
Common stock, $0.0001 par value, 125,000,000 shares authorized, 41,295,158 and 41,177,658 shares issued as of September 30, 2010 and December 31, 2009, respectively, 40,295,158 and 41,177,658 outstanding as of September 30, 2010 and December 31, 2009, respectively	4,000	4,000
Additional paid-in capital	285,458,000	155,878,000
Retained earnings	17,469,000	18,829,000
Accumulated other comprehensive income	7,701,000	2,603,000
Shares held in treasury at cost, $0.0001 par value, 1,000,000 and 0 held at September 30, 2010 and December 31, 2009, respectively	(10,180,000)	—

Total Kennedy-Wilson Holdings, Inc. shareholders’ equity	300,452,000	177,314,000
Noncontrolling interests	9,252,000	2,022,000

Total equity	309,704,000	179,336,000

Total liabilities and equity	$513,334,000	$336,257,000

See accompanying notes to condensed consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue
Management, leasing fees and commissions	$10,136,000	$6,763,000	$24,774,000	$18,491,000
Sale of real estate	—	33,561,000	3,937,000	39,833,000
Rental and other income	1,637,000	697,000	2,934,000	1,997,000

Total revenue	11,773,000	41,021,000	31,645,000	60,321,000

Operating Expenses
Commission, marketing, compensation and related expenses	12,677,000	6,738,000	31,432,000	18,165,000
Cost of real estate sold	—	22,221,000	2,714,000	27,973,000
Merger-related expenses	—	700,000	—	700,000
General, administrative, depreciation and amortization	4,073,000	1,799,000	9,460,000	4,483,000
Rental and other expenses	897,000	1,229,000	1,421,000	1,968,000

Total operating expenses	17,647,000	32,687,000	45,027,000	53,289,000

Equity in joint venture income	5,191,000	893,000	5,162,000	432,000
Income from loan pool participation	3,199,000	—	6,335,000	—
Interest on notes receivable	1,010,000	—	1,615,000	—

Total operating income (loss)	3,526,000	9,227,000	(270,000)	7,464,000
Non-operating income (expense)
Interest income	144,000	138,000	645,000	320,000
Remeasurement gain	—	—	2,108,000	—
Gain on early extinguishment of debt	—	—	16,670,000	—
Loss on early extinguishment of debt	(4,788,000)	—	(4,788,000)	—
Interest expense	(2,198,000)	(5,749,000)	(6,492,000)	(10,810,000)
Other than temporary impairment on joint venture investment	—	—	—	(323,000)

(Loss) income before benefit from (provision for) income taxes	(3,316,000)	3,616,000	7,873,000	(3,349,000)
Provision for (benefit from) income taxes	(383,000)	(251,000)	(4,335,000)	1,964,000

Net (loss) income	(3,699,000)	3,365,000	3,538,000	(1,385,000)
Net income attributable to the noncontrolling interests	(1,215,000)	(3,325,000)	(2,374,000)	(3,058,000)

Net (loss) income attributable to Kennedy-Wilson Holdings, Inc.	(4,914,000)	40,000	1,164,000	(4,443,000)
Preferred stock dividends and accretion of issuance costs	(1,804,000)	—	(2,524,000)	—

Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(6,718,000)	40,000	(1,360,000)	(4,443,000)
Other comprehensive income, net of tax	2,912,000	4,182,000	5,098,000	4,299,000

Total comprehensive (loss) income	$(3,806,000)	$4,222,000	$3,738,000	$(144,000)

Basic and diluted (loss) income per share:
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(0.15)	$—	$(0.02)	$(0.18)

Weighted average number of common shares outstanding	38,961,822	26,299,818	39,062,570	25,220,533

See accompanying notes to condensed consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(unaudited)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other
					Paid-in	Retained	Comprehensive	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Stock	Interests	Total
Balance, December 31, 2009	—	$—	41,177,658	$4,000	$155,878,000	$18,829,000	$2,603,000	$—	$2,022,000	$179,336,000
Issuance of preferred stock	132,550	—	—	—	132,188,000	—	—	—	—	132,188,000
Repurchase of 1,000,000 common shares	—	—	(1,000,000)	—	—	—	—	(10,180,000)	—	(10,180,000)
Repurchase and retirement of warrants	—	—	—	—	(8,584,000)	—	—	—	—	(8,584,000)
Stock compensation expense	—	—	—	—	5,712,000	—	—	—	—	5,712,000
Common stock issued under 2009 Equity Participation
Plan	—	—	117,500	—	264,000	—	—	—	—	264,000
Other comprehensive income:
Foreign currency translation, net of tax of $3,365,000	—	—	—	—	—	—	5,092,000	—	—	5,092,000
Unrealized gain on marketable security, net of tax of $5,000	—	—	—	—	—	—	6,000	—	—	6,000
Preferred stock dividends paid	—	—	—	—	—	(2,508,000)	—	—	—	(2,508,000)
Accretion of preferred stock issuance costs	—	—	—	—	—	(16,000)	—	—	—	(16,000)
Net income	—	—	—	—	—	1,164,000	—	—	2,374,000	3,538,000
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	6,952,000	6,952,000
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,096,000)	(2,096,000)

Balance, September 30, 2010	132,550	$—	40,295,158	$4,000	$285,458,000	$17,469,000	$7,701,000	$(10,180,000)	$9,252,000	$309,704,000

See accompanying notes to condensed consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2010	2009
Net cash used in operating activities	$(967,000)	$(12,850,000)
Cash flows from investing activities:
Additions to notes receivable	(27,190,000)	(500,000)
Collections of notes receivable	70,000	302,000
Additions to notes receivable - related parties	(3,975,000)	(2,663,000)
Collections of notes receivable - related parties	8,721,000	300,000
Net proceeds from sale of real estate	3,639,000	40,634,000
Purchases of and additions to real estate	(18,578,000)	(41,968,000)
Distributions from joint ventures	4,461,000	2,374,000
Contributions to joint ventures	(66,833,000)	(13,410,000)
Investment in loan pool participations	(9,612,000)	—

Net cash used in investing activities	(109,297,000)	(14,931,000)

Cash flow from financing activities:
Borrowings under notes payable	4,250,000	37,059,000
Repayment of notes payable	(4,200,000)	(30,714,000)
Borrowings under lines of credit	37,250,000	20,000,000
Repayment of lines of credit	(25,500,000)	(14,000,000)
Borrowings under mortgage loans payable	20,016,000	30,286,000
Repayment of mortgage loans payable	(19,763,000)	(35,754,000)
Repayment of convertible subordinated debt	(32,550,000)	—
Debt issue costs	(645,000)	(789,000)
Issuance of preferred stock	132,294,000	—
Issuance of common stock	—	5,000
Repurchase of common stock	(10,180,000)	(3,691,000)
Repurchase of warrants	(8,584,000)	—
Dividends paid	(2,508,000)	(2,376,000)
Contributions from noncontrolling interests	6,952,000	6,248,000
Distributions to noncontrolling interests	(2,096,000)	(13,000)

Net cash provided by financing activities	94,736,000	6,261,000
Effect of currency exchange rate changes on cash and cash equivalents	8,457,000	6,006,000

Net decrease in cash and cash equivalents	(7,071,000)	(15,514,000)
Cash and cash equivalents, beginning of period	57,784,000	25,831,000

Cash and cash equivalents, end of period	$50,713,000	$10,317,000

Supplemental disclosure of non-cash investing and financing activities
Unrealized gain (loss) on marketable security, net of tax of $5,000 and $129,000, respectively	$6,000	$(194,000)
Accretion of preferred stock issuance costs	16,000	—
During the nine months ended September 30, 2010, as a result of the consolidation of two of Kennedy-Wilson’s joint ventures, accounts receivable increased by $171,000, real estate increased by $71,862,000, investment in joint venture decreased by $6,256,000, other assets increased by $3,174,000, accrued expenses and other liabilities increased by $323,000 and mortgage loans payable increased by $66,501,000	(2,127,000)	—

See accompanying notes to condensed consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2010

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

Kennedy-Wilson Holdings, Inc.’s (together with its wholly owned and controlled subsidiaries, “Kennedy-Wilson”) unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles used in the preparation of the Kennedy Wilson’s annual financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of Kennedy-Wilson, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three and nine month periods ended September 30, 2010 and 2009 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2010. For further information, your attention is directed to the footnote disclosures found in Kennedy-Wilson’s 2009 Annual Report.

The condensed consolidated financial statements include the accounts of Kennedy-Wilson and its wholly owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, Kennedy-Wilson evaluates its relationships with other entities to identify whether they are variable interest entities (VIEs) as defined by the VIEs Subsections FASB Accounting Standards Codification (ASC) Subtopic 810-10 and to assess whether it is the primary beneficiary of such entities. If the determination is made that Kennedy-Wilson is the primary beneficiary, then that entity is included in the condensed consolidated financial statements in accordance with the VIEs Subsections of ASC Subtopic 810-10.

The ownership of the other interest holders in consolidated subsidiaries is reflected as noncontrolling interests. The preparation of the accompanying condensed consolidated financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosure about contingent assets and liabilities, and reported amounts of revenues and expenses. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NOTES RECEIVABLE AND LOAN POOL PARTICIPATION—Interest on notes receivable and income from loan pool participation are recognized on a level yield basis under the provisions of ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, where a level yield model is utilized to determine a yield rate which, based upon projected future cash flows, accretes interest income over the estimated holding period. When the future cash flows of a note cannot be reasonably estimated, cash payments are applied to the cost basis until fully recovered before any revenue is recognized.

INVESTMENTS IN JOINT VENTURES—Income from joint venture investments is accounted for under the equity method.

INCOME TAXES—In determining the quarterly provision for income taxes, the Company uses an annual effective tax rate based on expected annual income and statutory tax rates. The effective tax rate also reflects the Company’s assessment of the ultimate outcome of tax audits. Significant discrete items are separately recognized in the income tax provision in the quarter in which they occur. During the quarter ended September 30, 2010, the Company recorded losses and expenses related to a debt which was extinguished early. Some of those losses and expenses will not be deductible for tax purposes. Accordingly the Company’s tax provision during the quarter ended September 30, 2010 has been adjusted to reflect this permanent item in the quarter in which it occurred.

GUARANTEES—Kennedy-Wilson has certain guarantees associated with loans secured by consolidated assets and assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) Kennedy-Wilson could be required to make under the guarantees was approximately $35 million as of both September 30, 2010 and December 31, 2009. The guarantees expire through 2011 and Kennedy-Wilson’s performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sales proceeds of the property. Based upon Kennedy-Wilson’s evaluation of guarantees under ASC Subtopic 460-10, Estimated Fair Value of Guarantees, the estimated fair value of guarantees made as of September 30, 2010 and December 31, 2009 is immaterial.

REPURCHASE OF EQUITY INSTRUMENTS—Upon the decision to retire repurchased equity instruments, Kennedy-Wilson records the retirement as a reduction to additional paid in capital.

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

September 30, 2010

(Unaudited)

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

NOTE 3—BUSINESS COMBINATION

In June 2010, Kennedy-Wilson acquired a controlling interest in Fairways 340, LLC (the Retained Entity) that was previously accounted for under the equity method. The assets, liabilities, and results of the operations of the Retained Entity at the date of acquisition have been consolidated at fair value in accordance with Business Combinations ASC Subtopic 805-10. The amounts of $35.0 million in building, $15.0 million in land, $1.8 million in other assets, $0.2 million in cash, $33.8 million in mortgage loans payable, and $0.2 million in other liabilities were recorded as a result of the combination. Direct costs of the business combination have been charged to operations in the period that such costs were incurred. Additionally, as Kennedy-Wilson had a 49.83% ownership interest and equity with a fair value of $8.9 million in the Retained Entity before the combination, the combination is considered to be achieved in stages. As a result of remeasuring its basis at fair value (utilizing an income approach), Kennedy-Wilson recorded a remeasurement gain in the amount of $2.1 million in the accompanying condensed consolidated statement of operations and comprehensive (loss) income.

The amount of the Retained Entity’s revenue and earnings included in the accompanying condensed consolidated statements of operations and comprehensive (loss) income for the nine months ended September 30, 2010, and the revenue and earnings had the acquisition date been January 1, 2010 and January 1, 2009 are as follows:

Unaudited, in 000’s	Revenue	Net Income Attributable to Kennedy-Wilson common shareholders	EPS
Actual Retained Entity from June 18, 2010 - September 30, 2010	$1,201	$(220)	$(0.01)
Supplemental pro forma from January 1, 2010 - September 30, 2010	33,392	(1,085)	(0.03)
Supplemental pro forma from January 1, 2009 - September 30, 2009	62,097	(4,744)	(0.19)

This unaudited pro forma information is not intended to represent or be indicative of what would have occurred if the transaction had taken place on the dates presented and is not indicative of what Kennedy-Wilson’s actual results of operations would have been had the acquisition been completed at the beginning of the periods indicated above.

The purchase price allocation recorded by Kennedy-Wilson for the acquisition recorded under the acquisition method is preliminary as it relates to the determination of the final amounts that would be allocated to in-place lease value. Management expects to complete its determination of in-place lease value prior to December 31, 2010.

NOTE 4—NOTES RECEIVABLE

In May 2010, Kennedy-Wilson entered into a $1.0 million note receivable related to the foreclosure of a parcel of land in Hawaii (as further discussed in note 5). The note bears interest at a fixed rate of 8%, with interest only paid quarterly, and is secured by $1.0 million in a personal guarantees. The note becomes due in April 2012.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2010

(Unaudited)

In April 2010, Kennedy-Wilson entered into an arrangement to purchase a pool of loans from a bank for $25.3 million. The bank has a residual sharing interest and accordingly the arrangement has been evaluated as a VIE. Kennedy-Wilson’s management has determined that Kennedy-Wilson is the primary beneficiary and accordingly this transaction is treated as a note pool acquisition and accounted for as described in the summary of significant accounting policies for notes receivable. As of September 30, 2010, the assets and debt related to the pool of loans are $26.2 million and $19.9 million, respectively. The amount contractually due under the terms of the notes as of September 30, 2010 is $40.8 million. Kennedy-Wilson expects to accrete $4.4 million in interest on notes receivable over the estimated collection period. Contractual payments of principal and interest of $0.1 million are due monthly. During the nine months ended September 30, 2010, Kennedy-Wilson has accreted $1.6 million as interest on notes receivable in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

NOTE 5—REAL ESTATE

In June 2010, Kennedy-Wilson acquired a controlling interest and assumed the debt of a project in Hawaii. The debt purchase is further discussed in Note 10 below. The purchase price of the controlling interest combined with previously capitalized investments made by Kennedy-Wilson and the gain on early extinguishment of debt recorded in the accompanying condensed consolidated statement of operations and comprehensive (loss) income resulted in the new basis consolidated in the amount of $37.4 million.

In May 2010, Kennedy-Wilson purchased a note from a bank for $5.3 million. The note was secured by a single family lot in Kona, Hawaii. The borrower subsequently transferred the deed to Kennedy-Wilson in lieu of a foreclosure. In addition, the borrower paid Kennedy-Wilson $0.2 million and issued a promissory note in the amount of $1.0 million as discussed in Note 4 above.

NOTE 6—REAL ESTATE AVAILABLE FOR SALE

During the nine months ended September 30, 2010, Kennedy-Wilson sold the remaining 11 units in a condominium project located in Southern California with a historical cost basis of $2.5 million for a gain of $1.2 million.

NOTE 7—INVESTMENTS IN JOINT VENTURES

Kennedy-Wilson has a number of joint venture interests, generally ranging from 5% to approximately 50%, which were formed to acquire, manage and/or sell real estate. Kennedy-Wilson has significant influence over these entities, but not control and accordingly, these investments are accounted for under the equity method.

During the nine month period ended September 30, 2010, Kennedy-Wilson invested in four new joint ventures totaling $11.2 million, including $4.6 million of noncontrolling interests and invested $21.1 million, including $0.8 million of noncontrolling interests, to buyout ownership interests from existing joint venture partners.

During the same period, Kennedy-Wilson made $26.0 million in contributions to existing joint venture investments. Of this amount, $16.9 million was used by several joint ventures to pay down and/or refinance existing debt, which resulted in $5.3 million of gains from the early extinguishment of debt being included in equity in joint venture income in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

During the nine months ended September 30, 2010, Kennedy-Wilson received $8.7 million in distributions from its joint ventures.

Kennedy-Wilson recognized $8.1 million in gains from foreign currency translation adjustments. The foreign currency gain is included in other comprehensive income, net of deferred income taxes of $3.2 million in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

NOTE 8—INVESTMENT IN LOAN POOL PARTICIPATION

In February 2010, Kennedy-Wilson, in partnership with Deutsche Bank, acquired a loan portfolio totaling approximately $342 million in unpaid principal balance. The loan portfolio, which was acquired from a large regional bank, is comprised of loans secured by residential, hotel, retail, office, land, multifamily and other assets predominantly located in Southern California. Kennedy-Wilson’s investment balance in this joint venture partnership was $15.9 million at September 30, 2010.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2010

(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION

FAIR VALUE MEASUREMENTS—The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of September 30, 2010:

	Level 1	Level 2	Level 3	Total
Available-for-sale security	$33,000	$—	$—	$33,000
Investment in joint ventures	—	—	23,677,000	23,677,000

	$33,000	$—	$23,677,000	$23,710,000

The following table presents changes in Level 3 investments for the three months ended September 30, 2010:

	June 30, 2010	Net Purchases or sales	Realized gains or losses	Unrealized appreciation or (depreciation)	Net transfers in or out of Level 3	Total
Investment in joint ventures	$20,257,000	$3,459,000	$—	$(39,000)	$—	$23,677,000

The following table presents changes in Level 3 investments for the nine months ended September 30, 2010:

	December 31, 2009	Net Purchases or sales	Realized gains or losses	Unrealized appreciation or (depreciation)	Net transfers in or out of Level 3	Total
Investment in joint ventures	$19,590,000	$3,677,000	$—	$410,000	$—	$23,677,000

Kennedy-Wilson records its investment in KW Property Fund III, L.P. and SG KW Venture I, LLC (the Funds) based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value. The Funds report their investments in real estate at fair value based on valuations of the underlying real estate holdings and indebtedness securing the real estate. The valuations of real estate and indebtedness were, in part, based on third party appraisals and management estimates of the real estate assets using an income approach. Kennedy-Wilson recorded a decrease in fair value of less than $0.1 million and an increase in fair value of $0.4 million in equity in joint venture income in the condensed consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2010, respectively. Kennedy-Wilson’s investment balance in the Funds was $12.0 million and $7.9 million at September 30, 2010 and December 31, 2009, respectively, which are included in investments in joint ventures in the accompanying condensed consolidated balance sheets. As of September 30, 2010 Kennedy-Wilson has unfunded capital commitments to KW Property Fund III, L.P. and SG KW Venture I, LLC in the amounts of $8.1 million and $6.3 million, respectively.

FAIR VALUE OPTION—Additionally Kennedy-Wilson elected the fair value option for two investments in joint venture entities that were acquired during 2008. Kennedy-Wilson elected to record these investments at fair value to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. There was no material change in the fair value of these investments during the three or nine month periods ended September 30, 2010 and 2009, respectively. Kennedy-Wilson determines the fair value of these investments based upon the income approach, utilizing estimates of future cash flows, discount rates and liquidity risks.

NOTE 10—LINE OF CREDIT, MORTGAGE AND OTHER LONG-TERM DEBT

In July 2010, Kennedy-Wilson entered into a new revolving loan agreement (“new line of credit”), which increased its existing line of credit from $30.0 million to $75.0 million and extended the maturity date to August 2013. The new line of credit bears interest at rates ranging from LIBOR plus 2.50% to LIBOR plus 3.00%, with a floor of 4.00%. During the nine months ended September 30, 2010, Kennedy-Wilson borrowed $37.3 million and paid down $25.5 million from its lines of credit, which had an outstanding balance at September, 30 2010 of $21.8 million.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2010

(Unaudited)

In July 2010, Kennedy-Wilson extinguished its convertible subordinated debt with a face value of $30.0 million for $32.5 million. The convertible subordinated debt was issued with a beneficial conversion feature and the carrying value of the convertible subordinated debt on day of extinguishment was $27.7 million, net of the unamortized beneficial conversion of $2.3 million. The intrinsic value of the beneficial conversion feature was measured at $0.1 million on the day of extinguishment and was recorded as a reduction to additional paid in capital. The remaining difference between the $32.5 million extinguishment amount and the $27.7 million carrying value of $4.8 million is included in the accompanying condensed consolidated statement of operations and comprehensive (loss) income as a loss on early extinguishment of debt.

In June 2010, Kennedy-Wilson assumed debt secured by the project in Hawaii (see note 5) of $32.7 million and simultaneously settled the note for $16.0 million, resulting in a gain on early extinguishment of debt in the amount of $16.7 million (net of closing costs) and is included in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

In May 2010, Kennedy-Wilson entered into a note payable in the amount of $4.3 million to purchase a single family lot in Kona, Hawaii. The note is interest only, bears interest at a fixed rate of 5%, is unsecured and matures in November 2011. Also, during the nine month period ended September 30, 2010, Kennedy-Wilson made principal paydowns on notes payable in the amount of $4.2 million. The balance in notes payable at September 30, 2010 was $26.2 million.

In April 2010, Kennedy-Wilson entered into a mortgage note payable in connection with the purchase of a pool of loans as further discussed in note 4. The note is interest only, payable quarterly, bears a fixed rate of PRIME plus 1% and matures in May 2013. The balance at September 30, 2010 was $19.9 million.

In addition, the mortgage loan payable assumed from the acquisition of the Retained Entity, as discussed in Note 3, totaling $33.8 million accrues interest at LIBOR plus 2% or the bank’s prime rate plus 0.25%, with interest only payments through maturity in April 2011.

NOTE 11—RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2010 and in connection with the acquisition of third-party partners’ ownership interest in various joint venture investments, Kennedy-Wilson acquired the interests of various related party entities consisting of management and directors for their net investments totaling $3.0 million.

During the three month period ended September 30, 2010, the firm of Kulik, Gottesman & Mouton Ltd. was paid $58,000 for legal services provided by the firm and $9,000 for director’s fees for Kent Mouton, a partner in the firm and a member of Kennedy-Wilson’s board of directors. During the three month period ended September 30, 2009, the amounts were $103,000 and $8,000, respectively. During the nine month periods ended September 30, 2010 and 2009, the payments for legal services were $178,000 and $215,000, respectively, and the payments for director’s fees were $36,000 and $18,000, respectively.

During the three and nine month periods ended September 30, 2010, the firm of Solomon, Winnett & Rosenfield was paid $62,000 and $147,000, respectively, for income tax services provided by the firm. Jerry Solomon, a partner in the firm and a member of Kennedy-Wilson’s board of directors, was paid $9,000 and $33,000, respectively, for director’s fees for the same periods. During the three and nine month periods ended September 30, 2009, the payments to Solomon, Winnett & Rosenfield for income tax services were $105,000 and $157,000, respectively, and $7,000 and $15,000, respectively, to Mr. Solomon for director’s fees.

In connection with acquisition of the Old Partner’s interest in KWR as described in Note 7, a noncontrolling entity comprised of Kennedy-Wilson executives co-invested $1.3 million with Kennedy-Wilson in the entity that invested in the venture that acquired the Old Partner’s interest.

Additionally, during the nine months ended September 30, 2010, Kennedy-Wilson made principal payments on mortgage notes payable totaling $3.8 million.

NOTE 12—STOCK COMPENSATION PLANS

During the nine month period ended September 30, 2010, Kennedy-Wilson’s Compensation Committee approved the granting of an additional 117,500 shares of restricted stock from the remaining unallocated shares under the terms of the 2009 Equity Participation Plan.

NOTE 13—CAPITAL STOCK TRANSACTIONS

In July 2010, Kennedy-Wilson repurchased 1,000,000 shares of common stock at market for a total cost of $10.2 million. The shares are currently held in treasury.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2010

(Unaudited)

During the nine months ended September 30, 2010, Kennedy-Wilson repurchased a total of 5,998,624 warrants for total consideration of $8.6 million.

During the nine months ended September 30, 2010, Kennedy-Wilson issued two series of Convertible Cumulative Preferred stock (together “the preferred stock”), series A (100,000 shares) and series B (32,550 shares), for total proceeds less issuance costs of $99.7 million and $32.5 million, respectively. The series A preferred stock is convertible into common stock at any time at the option of the holder prior to May 19, 2015 at a price of $12.41 per share and is mandatorily convertible into common stock on May 19, 2015. The series B preferred stock is convertible into common stock at any time at the option of the holder prior to November 3, 2018 at a price of $10.70 per share and is mandatorily convertible into common stock on November 3, 2018. The series A and series B shares have annual dividend rates of 6.0% and 6.452%, respectively.

The certificate of designations of the preferred stock contain provisions that require Kennedy-Wilson to commence an offer to purchase all shares of the preferred stock at a purchase price in cash per share of the preferred stock equal to $1,150 plus all accumulated and accrued dividends upon the occurrence of a fundamental change, defined as a change of control. The parties have agreed that a change of control is deemed to occur when any person or group other than the purchaser of the preferred stock and its affiliates, or any officer or director of Kennedy-Wilson as of the issue date of the preferred stock, acquires directly or indirectly voting control or direction over more than 35% of the voting control of Kennedy-Wilson for a period of seven consecutive days following the earlier of the date the company becomes aware of such acquisition and the date such person or group files a Schedule 13D. This change of control provision is within Kennedy-Wilson’s control as the Board of Directors, at its discretion would be able to issue blank check preferred stock at any time for any reason which could dilute the person or group below the 35% of the voting control threshold. As such, Kennedy-Wilson has concluded that the change of control is within the control of Kennedy-Wilson and therefore has classified the preferred stock as permanent equity in the accompanying September 30, 2010 condensed consolidated balance sheets.

In connection with the issuance of the preferred stock, Kennedy-Wilson entered into registration rights agreements that allow for the holders of the preferred stock, with at least a 51% vote, to demand registration of the preferred stock (or converted common stock) on or after November 13, 2010. If Kennedy-Wilson does not satisfy the demand for registration, the holders of the preferred stock (or converted common stock) would be entitled to receive a payment in an amount equal to 1.50% per annum of the liquidation preference of $1,000 per share. There are sufficient shares of unregistered common stock authorized and unissued to accommodate the conversion feature.

NOTE 14—EARNINGS PER SHARE

The impact of 24,104,453 potentially dilutive securities have been excluded from diluted weighted average shares for the three month period ended September 30, 2010 as Kennedy-Wilson has a net loss attributable to common shareholders. For the nine month period ended September 30, 2010, the impact of 22,529,012 potentially dilutive securities have been excluded from diluted weighted average shares as Kennedy-Wilson has a net loss attributable to common shareholders. For the three and nine-month periods ended September 30, 2009, a total of 3,146,461 and 5,986,431 potentially dilutive securities, respectively, have not been included in the diluted weighted average shares as Kennedy-Wilson has a net loss attributable to common shareholders.

NOTE 15—SEGMENT INFORMATION

Kennedy-Wilson’s business activities currently consist of services and various types of real estate and loan portfolio investments. Kennedy-Wilson’s segment disclosure with respect to the determination of segment profit or loss and segment assets is based on these services and its various investments.

SERVICES—Kennedy-Wilson provides a full range of commercial and residential real estate services. These services include property management, leasing, brokerage, asset management, auction and various other specialized commercial and residential real estate services.

INVESTMENTS—With joint venture partners and independently, Kennedy-Wilson invests in commercial and residential real estate where Kennedy-Wilson believes value can be added through company expertise or opportunistic investing. Kennedy-Wilson’s current real estate portfolio focuses on commercial buildings and multifamily projects. Kennedy-Wilson also invests in loan portfolios collateralized by various classifications of real estate.

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2010

(Unaudited)

Substantially all of the revenue—related party was generated via intersegment activity for the three and nine month periods ended September 30, 2010 and 2009. The amounts representing investments with related parties and non-affiliates are included in the investment segment. No single third party client provided Kennedy-Wilson with 10% or more of its revenue during any period presented in these financial statements.

There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss since the December 31, 2009 financial statements.

The following tables summarize Kennedy-Wilson’s income activity by segment for the three month period ended September 30, 2010 and balance sheet data as of September 30, 2010:

	Services	Investments	Corporate	Consolidated
Revenue	$4,274,000	$1,637,000	$—	$5,911,000
Revenue - related party	5,862,000	—	—	5,862,000

Total revenue	$10,136,000	$1,637,000	$—	$11,773,000

Income (loss) before income taxes	$5,160,000	$9,061,000	$(17,537,000)	$(3,316,000)

Total assets	$41,001,000	$409,084,000	$63,249,000	$513,334,000

The following tables summarize Kennedy-Wilson’s income activity by segment for the three month period ended September 30, 2009 and balance sheet data as of December 31, 2009:

	Services	Investments	Corporate	Consolidated
Revenue	$4,164,000	$34,258,000	$—	$38,422,000
Revenue - related party	2,599,000	—	—	2,599,000

Total revenue	$6,763,000	$34,258,000	$—	$41,021,000

(Loss) income before income taxes	$(94,000)	$4,076,000	$(366,000)	$3,616,000

Total assets	$30,600,000	$236,780,000	$68,877,000	$336,257,000

The following tables summarize Kennedy-Wilson’s income activity by segment for the nine month period ended September 30, 2010:

	Services	Investments	Corporate	Consolidated
Revenue	$10,866,000	$6,871,000	$—	$17,737,000
Revenue - related party	13,908,000	—	—	13,908,000

Total revenue	$24,774,000	$6,871,000	$—	$31,645,000

Income (loss) before income taxes	$8,206,000	$32,402,000	$(32,735,000)	$7,873,000

The following tables summarize Kennedy-Wilson’s income activity by segment for the nine month period ended September 30, 2009:

	Services	Investments	Corporate	Consolidated
Revenue	$10,738,000	$35,532,000	$26,000	$46,296,000
Revenue - related party	7,753,000	6,272,000	—	14,025,000

Total revenue	$18,491,000	$41,804,000	$26,000	$60,321,000

Income (loss) before income taxes	$790,000	$2,741,000	$(6,880,000)	$(3,349,000)

Kennedy-Wilson Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2010

(Unaudited)

NOTE 16—INCOME TAXES

Kennedy-Wilson’s effective tax rates for the three month periods ended September 30, 2010 and 2009 were –11.40% and 86.25%, respectively. Kennedy-Wilson’s effective tax rates for the nine month periods ended September 30, 2010 and 2009 were 55.10% and 30.65%, respectively. The difference between the U.S. federal statutory rate of 34% and Kennedy-Wilson’s effective tax rates is mainly attributable to the difference due to the tax treatment related to the early extinguishment of convertible subordinated debt and income attributable to noncontrolling interests.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations contains forward looking statements within the meaning of the federal securities laws. See the discussion under the heading “Forward-Looking Statements” elsewhere in this report.

Overview

We are a diversified, international real estate company that provides investment and real estate services. We have grown from an auction business in one office into a vertically-integrated operating company with over 300 professionals in 22 offices throughout the U.S. and Japan. We are an industry leader, currently owning real estate (through our closed-end funds, joint ventures, and wholly and majority owned entities) and manage over 42 million square feet of residential, multifamily and commercial real estate, including 15,000 apartment units, throughout the U.S. and Japan. Our operations are defined by two core business units: KW Investments and KW Services.

Unless specifically noted otherwise, as used throughout this Management’s Discussion and Analysis section, “we,” “our,” or “us” refers to the business, operations and financial results of Kennedy-Wilson Holdings, Inc. and its subsidiaries.

Results of Operations

Our Consolidated Financial Results and Comparison of the three months ended September 30, 2010 and 2009

Our revenues for the three months ended September 30, 2010 and 2009 were $11.8 million and $41.0 million, respectively. Total operating expenses for the same periods were $17.6 million and $32.7 million, respectively, and net loss and net income attributable to our common shareholders was $4.7 million and less than $0.1 million, respectively.

Revenues

Service Segment Revenues

During the three months ended September 30, 2010, management, leasing fees and commissions generated revenues of $10.1 million, representing 86% of our total revenue, compared to approximately $6.8 million and 91% of total revenue (not including sale of real estate) for the same three month period in 2009. The increase in the transaction activity of multifamily assets and loan portfolios led to an increase of approximately $1.3 million in acquisition fees. Asset management fees associated with our real estate funds contributed to an increase of approximately $2.2 million.

Investments Segment Revenues

Sale of real estate for the three months ended September 30, 2010 produced no revenue, compared to $33.6 million for the same three month period in 2009. The activity in the three months ended September 30, 2009 related to the sale of 90 condominium units in a project in Southern California and the sale of land in Southern California.

Rental and other income was approximately $1.6 million and $0.7 million for the three months ended September 30, 2010 and 2009, respectively. The increase is due to the revenues from a multifamily project in which we acquired a controlling interest in 2010.

Operating Expenses

Operating expenses for the three months ended September 30, 2010 were approximately $17.6 million, representing a $7.2 million increase over the same period in 2009 (not including sale of real estate). This increase was primarily due to expenses related to restricted stock grants, compensation, and other costs associated with being a public company.

Services Segment Operating Expenses

Commissions, marketing expenses, compensation and related expenses increased $5.9 million to $12.7 million for the three months ended September 30, 2010. This increase was primarily due to expenses related to restricted stock grants, compensation, and other costs associated with being a public company.

Investments Segment Operating Expenses

Rental and other operating expenses decreased $0.3 million to $0.9 million for the three months ended September 30, 2010. The decrease was primarily due to the cost cutting measures implemented at the properties.

Other Operating Expenses

Merger-related compensation and related expenses decreased $0.7 million compared to no expense for the three months ended September 30, 2010. The decrease can be attributed to expenses incurred during the three months ended September 30, 2009 in connection with a merger transaction as further discussed in our 2009 10-K.

General and administrative, depreciation and amortization expenses were $4.1 million for the three months ended September 30, 2010, an increase of 126% from $1.8 million for the three months ended September 30, 2009. The increase can primarily be attributed to additional resources needed to source new investments and raise new capital. Costs associated with being a public company were also incurred during the three months ended September 30, 2010, in comparison to no such costs incurred during the same three months ended September 30, 2009.

Investments Segment Equity in Joint Venture Income

Equity in joint ventures generated income of $5.2 million for the three months ended September 30, 2010 as compared to $0.9 million recorded in the same period in 2009. The increase can primarily be attributed to $5.3 million of gain on the extinguishment of debt recorded at the joint venture level.

Investments Segment Income from Loan Pool Participation

Income from loan pool participation generated income of $3.2 million for the three months ended September 30, 2010 as compared to no income in the same three month period in 2009. This income was generated from an investment in participation rights of loan pools acquired during the first quarter of 2010 with no such investment in 2009.

Investments Segment Interest on Notes Receivable

Interest on notes receivable generated income of $1.0 million for the three months ended September 30, 2010 as compared to no income in the same three month period in 2009. This income was generated from a pool of notes receivable acquired during the second quarter of 2010 with no such investment in 2009.

Non-Operating Items

Loss on early extinguishment of debt was $4.8 million for the three months ended September 30, 2010 compared to no loss for the same three months in 2009. The loss was related to the early extinguishment of the convertible subordinated debt at an amount that was above face value and the associated decrease in value of the beneficial conversion feature.

Interest expense was $2.2 million for the three months ended September 30, 2010, a decrease of 62% compared to $5.7 million for same period in 2009. The decrease can primarily be attributed to the early extinguishment of the convertible subordinated debt in July 2010 and $3.3 million in interest expense (including amortization of loan fees) incurred on a condominium project in Southern California that was borrowed and repaid in 2009.

The provision for income taxes was approximately $0.4 million for the three months ended September 30, 2010, compared to approximately $0.3 million for the three months ended September 30, 2009. The provision for income taxes in a period in which we incurred a net loss can be primarily be attributed to the permanent difference created by the treatment of the early extinguishment of convertible subordinated debt.

Net income attributable to noncontrolling interests was approximately $1.2 million in the three months ended September 30, 2010 compared to $3.3 million for the three months ended September 30, 2009. The decrease is primarily due to the allocation of the noncontrolling interest in income related to the sale of condominium units in Southern California during the three months ended September 30, 2009. This was offset by additional income allocation of the noncontrolling interest in income related the 2010 acquisition of a loan portfolio and loan pool participation for three months ended September 30, 2010.

Our Consolidated Financial Results and Comparison of the nine months ended September 30, 2010 and 2009

Our revenues for the nine months ended September 30, 2010 and 2009 were $31.6 million and $60.3 million, respectively. Total operating expenses for the same periods were $45.0 million and $53.3 million, respectively, and net income and net loss attributable to our common shareholders was $0.7 million and $4.4 million, respectively.

Revenues

Service Segment Revenues

During the nine months ended September 30, 2010, management, leasing fees and commissions generated revenues of $24.8 million, representing 89% of our total revenue (not including sale of real estate), compared to approximately $18.5 million and 90% of total revenue (not including sale of real estate) for the same nine month period in 2009. The increase in the transaction activity of multifamily assets and loan portfolios led to an increase of approximately of $2.1 million in acquisition fees. Asset management fees associated with our real estate funds contributed to an increase of approximately $2.9 million.

Investments Segment Revenues

Rental and other income were approximately $2.9 and $2.0 million for the nine month periods ended September 30, 2010 and 2009, respectively. The increase is due to the revenues from a multifamily project in which we acquired a controlling interest in 2010.

Sale of real estate for the nine months ended September 30, 2010 produced gross revenue of $3.9 million, compared to $39.8 million for the same nine month period in 2009. The activity in the nine months ended September 30, 2010 related to the sale of the remaining 11 condominium units in a project in Southern California as compared to the sale of 90 units in the same project and the sale of land in Southern California during 2009.

Operating Expenses

Operating expenses for the nine months ended September 30, 2010 were approximately $42.3 million (not including cost of real estate sold), representing a $17.0 million increase over the same period in 2009. This increase was primarily due to expenses related to increased compensation, the 2009 equity compensation plan and additional expenses incurred for general and administrative purposes, including costs associated with our status as a public company during the nine months ended September 30, 2010.

Services Segment Operating Expenses

Commissions, marketing expenses, compensation and related expenses increased $13.3 million to $31.4 million for the nine months ended September 30, 2010. This increase was primarily due to expenses related to increased compensation and the 2009 equity compensation plan incurred during the nine months ended September 30, 2010.

Investments Segment Operating Expenses

Rental and other operating expenses decreased $0.5 million to $1.4 million for the nine months ended September 30, 2010. The decrease was primarily due to the cost cutting measures implemented at the properties.

Cost of real estate sold was $2.7 million for the nine months ended September 30, 2010 versus $28.0 million for the same nine month period in 2009. The cost of real estate is related to the sale of condominium units and land previously discussed.

Other Operating Expenses

Merger-related compensation and related expenses decreased $0.7 million to no expense for the nine months ended September 30, 2010. The decrease can be attributed to expenses incurred during the nine months ended September 30, 2009 in connection with a merger transaction as further discussed in our 2009 10-K.

General and administrative, depreciation and amortization expenses were $9.5 million for the nine months ended September 30, 2010, as compared to $4.5 million for the nine months ended September 30, 2009. The increase can primarily be attributed to additional resources needed to source new investments and raise new capital and costs associated with being a public company.

Investments Segment Equity in Joint Venture Income

Equity in joint ventures generated income of $5.2 million for the nine months ended September 30, 2010 as compared to $0.4 million in the same period in 2009. The increase can primarily be attributed to $5.3 million of gain on the early extinguishment of debt recorded at the joint venture level.

Investments Segment Income from Loan Pool Participation

Income from loan pool participation generated income of $6.3 million for the nine months ended September 30, 2010. This income was generated from an investment in loan pool participation rights acquired during the first quarter of 2010. There was no such investment in 2009.

Investments Segment Interest on Notes Receivable

Interest on notes receivable generated income of $1.6 million for the nine months ended September 30, 2010. This income was generated from a pool of notes receivable acquired during the second quarter of 2010. There was no such investment in 2009.

Non-Operating Items

Interest income was $0.6 million for the nine months ended September 30, 2010, compared to $0.3 million for the same period in 2009. The change was due to higher interest income earned on increased bank deposits in 2010 versus 2009. In addition, two notes receivable from a related party property were held for portions of the nine months ended September 30, 2010.

Remeasurement gain was $2.1 million for the nine months ended September 30, 2010. The gain was related to the purchase of a controlling interest in a joint venture investment located in Northern California with a fair value in excess of the price paid. There was no such gain in 2009.

Gain on early extinguishment of debt was $16.7 million for the nine months ended September 30, 2010. The gain was related to the purchase of debt at a discount on a project we control in Hawaii. There was no such gain in 2009.

Loss on early extinguishment of debt was $4.8 million for the nine months ended September 30, 2010. The loss was related to the early extinguishment of the convertible subordinated debt at an amount that was above face value and the associated decrease in value of the beneficial conversion feature. There was no such loss in 2009.

Interest expense was $6.5 million for the nine months ended September 30, 2010, a decrease of 40% compared to $10.8 million for same nine months period ended in 2009. The decrease can primarily be attributed to the early extinguishment of the convertible subordinated debt in July 2010 and $3.6 million in interest expense (including amortization of loan fees) incurred on a condominium project in Southern California that was borrowed and repaid during 2009.

The provision for income taxes was approximately $4.3 million for the nine months ended September 30, 2010, compared to a benefit for income taxes of approximately $2.0 million for the nine months ended September 30, 2009.

Net income attributable to noncontrolling interests was approximately $2.4 million in the nine months ended September 30, 2010 compared to $3.1 million for the nine months ended September 30, 2009. The decrease is primarily due to the allocation of the noncontrolling interest in income related to the sale of condominium units in Southern California during the nine months ended September 30, 2009. This was offset by additional income allocation to the noncontrolling interest in income related the acquisition of a loan portfolio and loan pool participation for nine the months ended September 30, 2010.

Liquidity and Capital Resources

Our liquidity and capital resources requirements include expenditures for joint venture investments, real estate, loan portfolios and working capital needs. Historically, we have not required significant capital resources to support our brokerage and property management operations. We finance these operations with internally generated funds. Our investments in real estate are typically financed by mortgage loans secured primarily by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral. Our investments in loan portfolios and are typically financed by loans secured primarily by the loan portfolios and underlying assets. These loans are generally nonrecourse in that, in the event of default, recourse will be limited to the loan portfolios and underlying assets serving as collateral. In some cases, we guarantee a portion of the loan related to a joint venture investment, usually until some condition, such as completion of construction or leasing or certain net operating income criteria, has been met. We do not expect these guarantees to materially affect liquidity or capital resources.

Cash Flows

For the nine month period ended September 30, 2010, cash used in operating activities of $1.0 million primarily included net income of $5.6 million, loss on early extinguishment of debt of $4.8 million, provision for deferred income taxes of $4.7 million, stock compensation expense of $6.0 million, collection of income tax receivable of $6.8 million and operating distributions from joint ventures of $4.2 million, offset by gain on early extinguishment of debt of $16.7 million, equity in joint venture income of $5.2 million, income from loan pool participation of $6.3 million, gain on sale of real estate of $1.2 million and a remeasurement gain of $2.1 million. For the same period in 2009, cash used in operating activities was $12.9 million, primarily from the net loss of $1.4 million and the gain on sale of real estate of $11.9 million.

For the nine month period ended September 30, 2010, cash used in investing activities of $109.3 million was comprised of contributions to joint ventures and loan pool participation of $90.8 million, acquisition of a pool of notes receivable of $25.3 million offset by collections of notes receivable in the amount of $5.4 million. For the same period in 2009, cash used in investing activities was $14.9 million, including additions to real estate of $42.0 million, contributions to joint ventures of $13.4 million offset by proceeds from sales of real estate of $40.6 million.

Cash provided by financing activities was $94.7 million for the nine month period ended September 30, 2010 compared to $6.3 million for the same period in 2009. In 2010, financing activities primarily included $132.3 million from the issuance of preferred stock and $11.8 million of net borrowing on the Company’s line of credit, offset by the $32.5 million repayment of convertible subordinated debt, $10.2 million repurchase of common stock, $8.6 million repurchase of warrants and the payment of $2.5 million for preferred dividends. For the same period in 2009, financing activities included net borrowings under notes payable and line of credit of $6.3 million and $6.0 million, respectively, net repayment of mortgage loans of $5.5 million, repurchases of common stock totaling $3.7 million, payment of dividends of $2.4 million and contributions from noncontrolling interests in the amount of $6.2 million.

We believe that existing cash and cash equivalents plus capital generated from property management and leasing, brokerage, sales of real estate owned, collections from notes receivable, as well as our current line of credit, will provide us with sufficient capital requirements for the foreseeable future.

Under our current joint venture strategy, we generally contribute property expertise, and typically a fully funded initial cash contribution (without commitment to additional funding by us). Capital required for additional improvements and supporting operations during lease-up and stabilization periods is generally obtained at the time of acquisition via debt financing or third party investors. Accordingly, we generally do not have significant capital commitments with unconsolidated entities. Infrequently, there may be some circumstances when we, usually with the other members of the joint venture entity, may be required to contribute additional capital for a limited period of time. We believe that we have the capital resources, generated from our business activities and borrowing capacity, to finance any such capital requirements, and do not believe that any additional capital contributions to joint ventures will materially affect liquidity.

We intend to retain earnings to finance our growth and, therefore, do not anticipate paying dividends on our common stock.

Contractual Obligations and Commercial Commitments

During the nine months ended September 30, 2010 and primarily as a result of the acquisition of a pool of loans and the consolidation of one entity previously accounted for as an equity method joint venture investment, we have approximately $34 million of additional contractual obligations and commercial commitments. The addition of these obligations is within our ordinary course of business. Please refer to Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion of our contractual obligations and commercial commitments.

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

The tables below represent contractual balances of our financial instruments at the expected maturity dates as well as the fair value at September 30, 2010. The expected maturity categories take into consideration actual amortization of principal and do not take into consideration reinvestment of cash. The weighted average interest rate for the various assets and liabilities presented are actual as of September 30, 2010. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or to refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal maturing in:							Fair Value September 30
(in thousands)	2010	2011	2012	2013	2014	Thereafter	Total	2010
Interest rate sensitive assets
Cash equivalents	$50,713	—	—	—	—	—	$50,713	$50,713
Average interest rate	0.40%	—	—	—	—	—	0.40%	—
Variable rate receivables	—	$27,176	—	—	—	—	27,176	29,103
Average interest rate	—	4.78%	—	—	—	—	4.78%	—
Fixed rate receivables	2,383	—	—	—	—	—	2,383	2,383
Average interest rate	13.98%	—	—	—	—	—	13.98%	—

Total	$53,096	$27,176	—	—	—	—	$80,272	$82,199

Weighted average interest rate	1.01%	4.78%	—	—	—	—	2.28%

Interest rate sensitive liabilities
Variable rate borrowings	$17,497	$55,582	—	$19,887	$21,933	—	$114,899	$113,600
Average interest rate	1.51%	2.74%	—	4.25%	4.00%	—	3.06%
Fixed rate borrowings	—	4,250	$2,836	—	—	$40,000	47,086	49,577
Average interest rate	—	5.00%	6.61%	—	—	9.06%	8.55%

Total	$17,497	$59,832	$2,836	$19,887	$21,933	$40,000	$161,985	$163,177

Weighted average interest rate	1.51%	2.90%	6.61%	4.25%	4.00%	9.06%	4.65%

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) ($)	Total Number of Shares (or Units) Purchased as Part of Publically Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2010 -	500,000	(1)	$1.50	500,000	4,910,000
July 31, 2010

August 1 -	3,408,624	(1)	1.50	3,408,624	1,501,376
August 31, 2010	1,000,000	(2)	10.18	—	—

September 1 -	—		—	—	6,501,376
September 30, 2010

(1)	Warrants repurchased under a plan announced April 30, 2010, approving the repurchase of up to 7.5 million outstanding warrants. On September 21, 2010, the Board of Directors approved to increase the number of warrants subject to the plan by 5 million.
(2)	Repurchased 1,000,000 shares of common stock in a private transaction from a shareholder at the prior day’s closing price.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNEDY-WILSON HOLDINGS, INC.

Dated: November 9, 2010	By:	/S/ FREEMAN LYLE
Freeman Lyle
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)