Form 10-K
period 2010-12-31
Kennedy-Wilson Holdings, Inc.
filed 2011-03-14
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
______________________________________________________________________

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.0001 par value	NYSE
Securities registered pursuant to Section 12(g) of the Act: None
______________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the last sale at the close of business on June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $154,130,736.90.
The number of shares of common stock outstanding as of March 1, 2011 was 40,179,906.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders to be held on or around June 24, 2010, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2010.

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
Forward-looking statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we do not guarantee that the transactions and events described will happen as described (or that they will happen at all). For a further discussion of these and other factors that could impact our future results, performance or transactions, please carefully read “Risk Factors” in Part I, Item 1A below.

•	disruptions in general economic and business conditions, particularly in geographies where our business may be concentrated;

•
the continued volatility and disruption of the capital and credit markets, higher interest rates, higher loan costs, less desirable loan terms and a reduction in the availability of mortgage loans and mezzanine financing, all of which could increase costs and could limit our ability to acquire additional real estate assets;

•	continued high levels of, or increases in, unemployment and general slowdowns in commercial activity;

•	our leverage and ability to refinance existing indebtedness or incur additional indebtedness;

•	an increase in our debt service obligations;

•	our ability to generate a sufficient amount of cash from operations to satisfy working capital requirements and to service our existing and future indebtedness;

•	our ability to achieve improvements in operating efficiency;

•	foreign currency fluctuations;

•	adverse changes in the securities markets;

•	our ability to retain our senior management and attract and retain qualified and experienced employees;

•	our ability to attract new user and investor clients;

•	our ability to retain major clients and renew related contracts;

•	trends in use of large, full-service commercial real estate providers;

•	changes in tax laws in the United States or Japan that reduce or eliminate deductions or other tax benefits we receive;

•	future acquisitions may not be available at favorable prices or upon advantageous terms and conditions; and

•	costs relating to the acquisition of assets we may acquire could be higher than anticipated.
Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. Except as required under the federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise. For further discussion of these and other factors that could impact our future results, performance or transactions, please carefully read "Risk Factors" in Part I, Item 1A below.

PART I

Item 1.    Business

Company Overview
Founded in 1977, Kennedy-Wilson Holdings, Inc. (which may be referred to, together with its subsidiaries, as “company,” “we,” “us,” and “our”) is an international real estate investment and services firm. We have grown from a real estate auction business into a vertically-integrated real estate operating company with approximately 300 professionals in 22 offices throughout the U.S. and Japan. We have over $7 billion of assets under management totaling over 40 million square feet of properties throughout the United States ("U.S.") and Japan, including ownership in 11,971 multifamily apartment units.
We are a holding company whose primary business operations are conducted through its wholly owned subsidiary, Kennedy-Wilson, Inc., or "Kennedy Wilson". Kennedy-Wilson Holdings, Inc. was incorporated in Delaware on July 9, 2007, under the name “Prospect Acquisition Corp.” On November 13, 2009, KW Merger Sub Corp., a wholly owned subsidiary of Prospect Acquisition Corp., merged with Kennedy Wilson, resulting in Kennedy Wilson becoming a wholly owned subsidiary of Prospect Acquisition Corp. Promptly after the merger, we changed the company name to “Kennedy-Wilson Holdings, Inc,” which is now listed on the New York Stock Exchange ("NYSE"). We refer to this transaction as the "Merger" throughout this document.

Business Segments
We are defined by two core business segments: KW Investments and KW Services. KW Investments invests our capital and our equity partners capital in multifamily, residential and office properties as well as loans secured by real estate. KW Services provides a full array of real estate-related services to investors and lenders, with a strong focus on financial institution-based clients.
KW Investments
We invest our capital and our equity partners capital in real estate assets through joint ventures, separate accounts, commingled funds, and wholly-owned. We are typically the general partner in these investment vehicles with ownership interests ranging from approximately 5%-50%. Our equity partners include financial institutions, foundations, endowments, high net worth individuals and other institutional investors. In many cases we get a promoted interest in the profits of our investments beyond our ownership percentage.
Our investment philosophy is based on three core fundamentals:

•	significant proprietary deal flow from an established network of industry relationships, particularly with financial institutions;

•	focus on a systematic research process with a disciplined approach to investing; and

•	superior in-house operating execution.
Our primary investment markets include California, Washington, Hawaii and Japan, which we have identified as areas with dense populations, high barriers to entry, scarcity of land and supply constraints. We typically focus on the following opportunities:

•	real estate owners or lenders seeking liquidity;

•	under-managed or under-leased assets; and

•	repositioning opportunities.
In 2010, we and our equity partners acquired $2.025 billion of real estate assets. Eighty-five percent of these acquisitions were sourced directly from financial institutions. Our 2010 acquisition activity consisted of the following investment types listed in the first table below:

Since 1999, we and our equity partners have invested in 201 transactions, deploying over $6.4 billion of capital, including $2.3 billion of equity. Of the transactions, 93 have been realized and generated an internal rate of return or "IRR" of 43% and a 1.7x equity multiple. Our equity partners and our current portfolio consists of 108 investments totaling over $3.4 billion of capital, including $1.2 billion of equity.
The following table describes our investment account, which includes the following financial statement captions below, and is derived from our consolidated balance sheet for the year ended December 31, 2010:

Dollars in millions
Investment in joint ventures	$266.9
Real estate	82.7
Mortgage debt	(35.2)
Notes receivable	24.1
Loan pool participations	25.2
$363.7
The following table breaks down our investment account information derived from our consolidated balance sheet by investment type and geographic location:

	Dollars in millions
	Multifamily	Loans Secured by Real Estate	Residential (1)	Office	Other	Total
California	$67.4	$63.7	$3.8	$18.3	$—	$153.2
Japan	108.3	—	—	6.1	—	114.4
Hawaii	—	10.7	46.9	—	—	57.6
Washington	21.0	2.9	2.3	1.5	—	27.7
Other	2.7	4.9	0.3	0.8	2.1	10.8
Total	$199.4	$82.2	$53.3	$26.7	$2.1	$363.7
—————
(1)    Includes for-sale residential, condominiums and residential land.

KW Services
KW Services offers a comprehensive line of real estate services for the full lifecycle of real estate ownership and investment to clients that include financial institutions, developers, builders and government agencies. KW Services has three business lines: auction and conventional sales, property services and investment management. These three business lines generate revenue for us through commissions and fees.
Since our inception, we have sold more than $10 billion of real estate through our auction platform and are considered one of the leaders in auction marketing, conducting live and online auctions. The auction group executes accelerated marketing programs for all types of residential and commercial real estate. In 2010, we auctioned and conventionally sold over 40 projects in three countries and 18 states including California, Washington, Hawaii, Oregon, Texas, Nevada, Florida, Georgia, and North Carolina.
We manage over 40 million square feet of properties for institutional clients and individual investors in the U.S. and Japan, including 11,971 apartment units owned by us. With 22 offices throughout the U.S. and Japan, including five regional hubs, we have the capabilities and resources to provide property services to real estate owners as well as the experience as a real estate investor to understand client concerns.

Through our investment management business, we provide acquisition, asset management and disposition services to our equity partners as well as to third parties.
Additionally, KW Services plays a critical role in supporting the company's investment strategy by providing local market intelligence and real-time data for evaluating and valuing investments, generating proprietary transaction flow and creating value through efficient implementation of asset management or repositioning strategies.

Industry Overview
United States
We believe that the recent economic, capital and credit markets events have and will continue to create tremendous buying opportunities as properties may be purchased at significant discounts to historical cost. Many asset dispositions will result from:

▪	highly leveraged property owners who will have loans maturing in 2011 and 2012 but will be unable to refinance;

▪	asset and loan sales directly from financial institutions; and

▪	companies reducing real estate portfolios to raise cash and shore up their balance sheets
As sellers continue to be under pressure to move assets off of their balance sheets, we believe that our strong sourcing relationships will position us to acquire properties at steep discounts. Sellers will look to firms that they have relationships with and that can execute quickly and discreetly.
Over the past several years, many U.S. real estate markets have experienced a downturn in occupancy and property values. Unlike the last cycle, this recent downturn was driven by the lack of liquidity and the tightening of the credit markets rather than by an oversupply of new products. We believe that underlying real estate fundamentals have remained solid, particularly in major metropolitan and downtown areas where supply constraints exist.
Japan
It is expected that Japan, while still subject to the same market forces affecting economies across the globe, will likely experience a shorter economic downturn than that experienced in other industrialized economies because the Japanese banking system remains strong relative to its peers. We believe that the Japan's economy is in a better position to weather current economic conditions because, over the past decade, Japanese households have saved money and companies have steeply reduced their debt levels as a percentage of GDP. In the current credit environment, as in the U.S., highly-leveraged investors in Japan have been forced to reduce their debt.
Japan's current demographic trends include an influx of migration to major cities, creating strong demand for housing. Our research shows that real estate fundamentals have remained strong in greater Tokyo's residential market, and, in particular, in Tokyo's three major wards: Minato-ku, Shibuya-ku, and Setagaya-ku. With diminishing supply of new inventory due to stricter building regulations imposed in 2007, rents for quality assets are expected to remain strong while vacancy rates remain stable. We expect that properties in the greater Tokyo area that are newer and of higher quality will remain target assets for acquisition by many institutional investors.
Competition
We compete with a range of local and national real estate firms, individual investors and other corporations. Because of our unique mix of investment and service businesses, we compete with brokerage and property management companies as well as companies that invest in real estate and real estate secured loans. Our investment business competes with real estate investment partnerships, real estate investments trusts, other investment companies and regional investors and developers, especially those that invest in the western United States, Hawaii and Japan. We compete with them on the basis of our relationships with the sellers and our ability to close an investment transaction in a short time period at competitive pricing. The real estate services business is both highly fragmented and competitive. We compete with real estate brokerage and auction companies on the basis of our relationship with property owners, quality of service, and commissions charged. We compete with property management and leasing firms also on the basis of our relationship with clients, the range and quality of services provided, and fees and commissions charged.
Competitive Advantages
We believe that the company has a unique platform from which to execute our investment and services strategy. The combination of a service business (including auctions) and an investment platform provides significant competitive advantages over other real estate buyers operating stand-alone or investment-focused firms and may allow us to generate superior risk-adjusted returns. Our investment strategy focuses on investments that offer significant appreciation potential through intensive property management, leasing, repositioning, redevelopment and the opportunistic use of capital. We differentiate ourselves from other firms in the industry with our full service, investment oriented structure. Whereas most other firms use an investment platform to obtain additional service business revenue, we use our service platform to enhance the investment process and ensure the alignment of interests with our investors.
Our competitive advantages include:

•
Transaction experience: Our Executive Committee has more than 125 years of combined real estate experience and has been working and investing together on average for over 15 years. Members of the Executive Committee have collectively acquired, developed and managed in excess of $15 billion of real estate investments in the U.S. and Japan through various economic cycles at our company and throughout their careers.

•
Extensive relationship and sourcing network: We leverage our services business in order to source off-market deals. In addition, the Executive Committee and our acquisition team have transacted deals in nearly every major metropolitan market on the West Coast of the U.S., as well as in Japan. Their local presence and reputation in these markets have enabled them to cultivate key relationships with major holders of property inventory, in particular financial institutions, throughout the real estate community.

•
Structuring expertise and speed of execution: Prior acquisitions completed by us have taken a variety of forms including direct property investments, joint ventures, exchanges involving stock or operating partnership units, participating loans and investments in performing and non-performing mortgages with the objective of long-term ownership. We believe we have developed a reputation of being able to quickly execute, as well as originate and creatively structure acquisitions, dispositions and financing transactions.

•
Vertically-integrated platform for operational enhancement: We have approximately 300 employees in both KW Investments and KW Services, with 22 regional offices throughout the U.S. and Japan. This geographically diversified business model is aimed at weathering real estate cycles. We have a hands-on approach to real estate investing and possess the local expertise in property management, leasing, construction management, development and investment sales, which we believe enable us to invest successfully in selected submarkets.

•
Risk protection and investment discipline: We underwrite our investments based upon a thorough examination of property economics and a critical understanding of market dynamics and risk management strategies. We conduct an in-depth sensitivity analysis on each of our acquisitions. This analysis applies various economic scenarios that include changes to rental rates, absorption periods, operating expenses, interest rates, exit values and holding periods. We use this analysis to develop our disciplined acquisition strategies.

Transaction based results

A significant portion of our cash flow is tied to transaction activity, which can affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis. Historically, this seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be tied to transaction activity, which is not necessarily concentrated in any one quarter.
Employees
As of December 31, 2010, we had approximately 300 professionals in 22 offices throughout the U.S. and Japan. We believe that we have been able to attract and maintain high quality employees. There are no employees subject to collective bargaining agreements. In addition, we believe we have a good relationship with our employees.

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
Risks Related to Our Business
The success of our business is significantly related to general economic conditions and the real estate industry and, accordingly, our business could be harmed by an economic slowdown and downturn in real estate asset values, property sales and leasing activities.
Our business is closely tied to general economic conditions in the real estate industry. As a result, our economic performance, the value of our real estate and real estate secured notes, and our ability to implement our business strategies may be affected by changes in national and local economic conditions. The condition of the real estate markets in which we operate tends to be cyclical and related to the condition of the economy in the U.S. and Japan as a whole and to the perceptions of investors of the overall economic outlook. Rising interest rates, declining employment levels, declining demand for real estate, declining real estate values or periods of general economic slowdown or recession or the perception that any of these events may occur have negatively impacted the real estate market in the past may in the future negatively affect our performance. In addition, the economic condition of each local market where we operate may be dependent on one or more industries. Our ability to change our portfolio promptly in response to economic or other conditions is limited. Certain significant expenditures, such as debt service costs, real estate taxes, and operating and maintenance costs are generally not reduced when market conditions are poor. These factors would impede us from responding quickly to changes in the performance of our investments and could adversely impact our business, financial condition and results of operations. We have experienced in past years and expect in the future to be negatively impacted by, periods of economic slowdown or recession, and corresponding declines in the demand for real estate and related services, within the markets in which we operate. The previous recession and the downturn in the real estate market have resulted in and/or may result in:

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
If the economic and market conditions that prevailed in 2008 and 2009 were to return, our business performance and profitability could deteriorate. If this were to occur, we could fail to comply with certain financial covenants in our revolving credit agreement which would force us to seek an amendment with our lenders. No assurance can be given that we would be able to obtain any necessary waivers or amendments on satisfactory terms, if at all. In addition, in an extreme deterioration of our business, we could have insufficient liquidity to meet our debt service obligations when they come due in future years.

Adverse developments in the credit markets may harm our business, results of operations and financial condition.
Disruptions in the credit markets may adversely affect our business of providing advisory services to owners, investors and occupiers of real estate in connection with the leasing, disposition and acquisition of property. If our clients are unable to procure credit on favorable terms, there may be fewer completed leasing transactions, dispositions and acquisitions of property. In addition, if purchasers of real estate are not able to procure favorable financing resulting in the lack of disposition opportunities for our funds and projects, our services businesses will generate lower incentive fees and we may also experience losses of co-invested equity capital if the disruption causes a permanent decline in the value of investments made.
In 2008 and 2009, the credit markets experienced a disruption of unprecedented magnitude. This disruption reduced the availability and significantly increased the cost of most sources of funding. In some cases, these sources were eliminated. While the credit market has shown signs of improving since the second half of 2009, liquidity remains constrained and it is impossible to predict when the market will return to normalcy. This uncertainty may lead market participants to continue to act more conservatively, which may amplify decreases in demand and pricing in the markets we serve.
We could lose part or all of our investment in the real estate assets we have interests in, which could have a material adverse effect on our financial condition and results of operations.
There is the inherent possibility in all of our real estate investments that we could lose all or part of our investment. Real estate investments are generally illiquid, which may affect our ability to change our portfolio in response to changes in economic and other conditions. Moreover, regarding our investment in real estate, we may not be able to unilaterally decide the timing of the disposition of an investment, and as a result, may not control when and whether any gain will be realized or loss avoided. The value of our investments can also be diminished by:

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
We may be unsuccessful in renovating the properties we acquire resulting in investment losses.
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
One of our strategies for the future is to continue our operations in Japan. The scope of our international operations may lead to more volatile financial results and difficulties in managing our businesses. This volatility and difficulty could be caused by, among other things, the following:

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
We purchase distressed loans and loan portfolios that have a higher risk of default and delinquencies than newly originated loans and as a result, we may lose part or all of our investment in such loans and loan portfolios.
We may purchase loans and loan portfolios that are unsecured or secured by real or personal property. These loans and loan portfolios are generally non-performing or sub-performing, and often are in default at the time of purchase. In general, the distressed loans and loan portfolios we acquire are highly speculative investments and have a greater than normal risk of future defaults and delinquencies as compared to newly originated loans. Returns on loan investments depend on the borrower’s ability to make required payments or, in the event of default, our security interests, if any, and our ability to foreclose and liquidate whatever property that secure the loans and loan portfolios. We cannot be sure that we will be able to collect on a defaulted loan or foreclose on security successfully or in a timely fashion. There may also be instances when we are able to acquire title to an underlying property and sell it, but not make a profit on its investment.
We may not be successful in competing with companies in the real estate services and investment industry, some of which may have substantially greater resources than we do.
Real estate investment and services businesses are highly competitive. Our principal competitors include both large multinational companies and national and regional firms, such as Jones Lang LaSalle, Inc. and CB Richard Ellis, Inc. Many of our competitors have greater financial resources and a broader global presence than we do. We compete with companies in the U.S., and, to a limited extent, in Japan, with respect to:

•	selling commercial and residential properties on behalf of customers through brokerage and auction services;

•	leasing and property management, including construction and engineering services;

•	purchasing commercial and residential properties, as well as undeveloped land for our own account; and

•	acquiring secured and unsecured loans.
Our services operations must compete with a growing number of national firms seeking to expand market share. There can be no assurance that we will be able to continue to compete effectively, maintain current fee levels or arrangements, continue to purchase investment property profitably or avoid increased competition.
If we are unable to maintain or develop new client relationships, our service business and financial condition could be substantially impaired.
We are highly dependent on long-term client relationships and on revenues received for services with third-party owners and related parties. A considerable amount of our revenues are derived from fees related to our service business.
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
We have a high concentration of our business activities in California. Consequently, our business, results of operations and financial condition are dependent upon general trends in California's economy and real estate market. California's economy has experienced a significant downturn in the recent recession and a sustained decline in the value of California real estate. Real estate market declines in California have become so severe that the market value of a number of properties securing loans has become significantly less than the outstanding balances of those loans. Real estate market declines may negatively affect our ability to sell property at a profit. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes, floods, wild fires and erosion-caused mudslides. The existence of adverse economic conditions or the occurrence of natural disasters in California could have a material adverse effect on our business, financial condition and results of operations.
We own real estate properties located in Hawaii, which subjects us to unique risks relating to, among other things, the current recession in Hawaii, Hawaii’s economic dependence on fluctuating tourism, the isolated location of Hawaii and the potential for natural disasters.
We conduct operations and own properties in Hawaii. Consequently, our business, results of operations and financial condition are dependent upon and affected by general trends in Hawaii's economy and real estate market. Hawaii's economy has experienced a significant downturn in the current recession and a sustained decline in the value of Hawaiian real estate. Real estate market declines may negatively affect our ability to sell property at a profit. In addition, Hawaii’s economy is largely dependent upon tourism, which is subject to fluctuation and has recently experienced a significant drop. Hawaii historically has also been vulnerable to certain natural disaster risks, such as tsunamis, hurricanes and earthquakes, which could cause damage to properties owned by us or property values to decline in general. Hawaii’s remote and isolated location also may create additional operational costs and expenses, which could have a material adverse impact on our financial results.
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
If we fail to comply with laws and regulations applicable to us in our role as a real estate broker, property/facility manager or developer, we may incur significant financial penalties.

We are subject to numerous federal, state, local and non-U.S. laws and regulations specific to the services we perform in our business, as well as laws of broader applicability, such as tax, securities and employment laws. Brokerage of real estate sales and leasing transactions and the provision of property management and valuation services require us to maintain applicable licenses in each U.S. state and certain non-U.S. jurisdictions in which we perform these services. If we fail to maintain our licenses or conduct these activities without a license, or violate any of the regulations covering our licenses, we may be required to pay fines (including treble damages in certain states) or return commissions received or have our licenses suspended or revoked.
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
The Americans with Disabilities Act, or the ADA, generally requires that public accommodations such as hotels and office buildings be accessible to disabled people. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. If, however, our properties are not in compliance with the ADA, the U.S. federal government could fine us or private litigants could sue us for money damages. If we are required to make substantial alterations to one or more of our properties, our results of operations could be materially adversely affected.
We may incur significant costs complying with laws, regulations and covenants that are applicable to our properties and operations.
The properties in our portfolio and our operations are subject to various covenants and federal, state and local laws and regulatory requirements, including permits and licensing requirements. Such laws and regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic, asbestos-cleanup or hazardous material abatement requirements. There can be no assurance that existing laws and regulations will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that increase such delays or result in additional costs. Our failure to obtain required permits, licenses and zoning relief or to comply with applicable laws could have a material adverse effect on our business, financial condition and results of operations.
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
We depend upon third-party equity and debt financings to acquire properties through our investment business, which is a key driver of future growth. We estimate that in the next 12 to 18 months our acquisition plan will require between approximately $650 million and $1.0 billion in third-party equity and between approximately $1.3 billion and $1.5 billion in third-party debt. We expect to obtain debt financing from seller financing, the assumption of existing loans, government agencies and financial institutions. We expect to obtain equity financing from equity partners, which include pension funds, family offices, financial institutions, endowments and money managers. Our access to capital funding is uncertain. Our inability to raise additional capital on terms reasonably acceptable to us could jeopardize the future success of our business.
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
In addition, certain of our officers have strong regional reputations and they aid in attracting and identifying opportunities and negotiating for us and on behalf of our clients. In particular, we view the establishment and maintenance of strong relationships through certain officers as critical to our success in the Japanese market. As we continue to grow, our success will be largely dependent upon our ability to attract and retain qualified personnel in all areas of business. We cannot be sure that we will be able to continue to hire and retain a sufficient number of qualified personnel to support or keep pace with our planned growth.
The loss of our chief executive officer ("CEO") could have a material adverse effect on our operations.
Our continued success is dependent to a significant degree upon the efforts of our CEO, who is essential to our business. The departure of CEO for whatever reason or the inability of our CEO to continue to serve in his present capacity could have a material adverse effect upon our business, financial condition and results of operations. Our CEO has built a highly regarded reputation in the real estate industry. Our CEO attracts business opportunities and assists both in negotiations with lenders and potential joint venture partners and in the representation of large and institutional clients. If we lost his services, our relationships with lenders, joint ventures and clients would diminish significantly.
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
We have experienced a fluctuation in our financial performance from quarter to quarter due in part to the significance of revenues from the sales of real estate on overall performance. The timing of purchases and sales of our real estate investments has varied, and will continue to vary, widely from quarter to quarter due to variability in market opportunities, changes in interest rates, and the overall demand for residential and commercial real estate, among other things. While these factors have contributed to our increased operating income and earnings in the fourth quarter in past years, there can be no assurance that we will continue to perform well in the fourth quarter.
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
We have historically financed new acquisitions and property purchases with cash derived from secured and unsecured loans and lines of credit. For instance, we typically purchase real property with loans secured by a mortgage on the property acquired. We anticipate the continuation of this trend. We do not have a policy limiting the amount of debt that we may incur. Accordingly, our management and board of directors have discretion to increase the amount of our outstanding debt at any time. We could become more highly leveraged, resulting in an increase in debt service costs that could adversely affect results of operations and increase the risk of default on debt. We may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. If we are required to seek an amendment to our credit agreement, our debt service obligations may be substantially increased.
The majority of our debt bears interest at variable rates. As a result, we are subject to fluctuating interest rates that may impact, adversely or otherwise, results of operations and cash flows. We may be subject to risks normally associated with debt financing, including the risk that cash flow will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness on our properties will not be able to be refinanced or our leverage could increase our vulnerability to general economic downturns and adverse competitive and industry conditions, placing us at a disadvantage compared to those of our competitors that are less leveraged, our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry; our failure to comply with the financial and other restrictive covenants in the documents governing our indebtedness could result in an event of default that, if not cured or waived, results in foreclosure on substantially all of our assets; and that the terms of available new financing will not be as favorable as the terms of existing indebtedness. If we are unable to satisfy the obligations owed to any lender with a lien on one of our properties, the lender could foreclose on the real property or other assets securing the loan and we would lose that property or asset. The loss of any property or asset to foreclosure could have a material adverse effect on our business, financial condition and results of operations.
From time to time, Moody's Investors Service, Inc. and Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc., rate our significant outstanding debt. These ratings and any downgrades thereof may impact our ability to borrow under any new agreements in the future, as well as the interest rates and other terms of any future borrowings, and could also cause a decline in the market price of our common stock.

We cannot be certain that our earnings will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have sufficient earnings, we may be required to seek to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee that we will be able to do and which, if accomplished, may adversely impact our stock price.

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
In addition, our unsecured credit facility requires us to maintain compliance with specified financial covenants, including maximum balance sheet leverage and fixed charge coverage ratios. As of December 31, 2010, we are in compliance with these covenants.
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
We have guaranteed a number of loans in connection with various equity partnerships which may result in us being obligated to make substantial payments.
We have provided guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $28 million at December 31, 2010. The guarantees expire by the year end of 2011 and our performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sales proceeds of the property. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.

We have a number of equity partnerships that are subject to obligations under certain “non-recourse carve out” guarantees that may be triggered in the future.
Most of our real estate properties within our equity partnerships are encumbered by traditional non-recourse debt obligations. In connection with most of these loans, however, we entered into certain “non-recourse carve out” guarantees, which provide for the loans to become partially or fully recourse against us if certain triggering events occur. Although these events are different for each guarantee, some of the common events include:

•	The special purpose property-owning subsidiary’s filing a voluntary petition for bankruptcy;

•	The special purpose property-owning subsidiary’s failure to maintain its status as a special purpose entity; and

•
Subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain lender’s written consent prior to any subordinate financing or other voluntary lien encumbering the associated property.

In the event that any of these triggering events occur and the loans become partially or fully recourse against us, our business, financial condition, results of operations and common stock price could be materially adversely affected.
The deteriorating financial condition and/or results of operations of certain of our clients could adversely affect our business.

We could be adversely affected by the actions and deteriorating financial condition and results of operations of certain of our clients if that led to losses or defaults by one or more of them, which in turn, could have a material adverse effect on our results of operations and financial condition.

Any of our clients may experience a downturn in its business that may weaken its results of operations and financial condition. As a result, a client may fail to make payments when due, become insolvent or declare bankruptcy. Any client bankruptcy or insolvency, or the failure of any client to make payments when due, could result in material losses to our company. A client bankruptcy would delay or preclude full collection of amounts owed to us. Additionally, certain corporate services and property management client agreements require that we advance payroll and other vendor costs on behalf of clients. If such a client were to file bankruptcy or otherwise fail, we may not be able to obtain reimbursement for those costs or for the severance obligations we would incur as a result of the loss of the client.
We may incur expenses associated with defending law suits filed by former holders of Kennedy-Wilson's stock.
On November 13, 2009, our wholly-owned subsidiary, KW Merger Sub Corp., merged with and into Kennedy-Wilson. Prior to the merger, a small percentage of Kennedy-Wilson’s outstanding common stock was owned by holders who were not known to our management. If one or more of these holders were to bring a claim alleging that members of Kennedy-Wilson, Inc.’s board of directors breached their fiduciary duties in connection with approving the merger, we would incur costs defending and/or settling such claim.

Risks Related to Ownership of Our Common Stock
Our directors and officers and their affiliates are significant stockholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to stockholders for approval and which influence may be in conflict with our interests and the interests of our other stockholders.
As of March 10, 2011, our directors and executive officers and their respective affiliates owned an aggregate of approximately 48.6% of the outstanding shares of our common stock. These stockholders will have significant influence over the outcome of all matters submitted for stockholder approval, including the election of our directors and other corporate actions. In addition, such influence by one or more of these affiliates could have the effect of discouraging others from attempting to purchase or take us over and/or reducing the market price offered for our common stock in such an event.
We may issue additional equity securities which may dilute your interest in us.
In order to expand our business, we may consider offering and issuing additional equity or equity-based securities. Holders of our securities may experience a dilution in the net tangible book value per share held by them if this occurs. The number of shares that we may issue for cash without stockholder approval will be limited by the rules of the NYSE or other exchange on which our securities are listed. However, there are generally exceptions which allow companies to issue a limited number of equity securities without stockholder approval which would dilute your ownership.

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
Kennedy-Wilson has not been a public reporting company since 2004 and since that time has not been required to document and assess the effectiveness of its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Although we have maintained disclosure controls and procedures and internal control over financial reporting as required under the federal securities laws with respect to our activities, Kennedy-Wilson has not been required to establish and maintain such disclosure controls and procedures and internal controls over financial reporting which are required with respect to a public company with substantial operations. Under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, our management has been required to implement additional corporate governance practices and to adhere to a variety of reporting requirements and accounting rules. Compliance with these obligations requires significant time and resources from our management, finance and accounting staff and has significantly increased our legal, insurance and financial compliance costs. As a result of the increased costs associated with being a “reporting company,” Kennedy-Wilson's operating income as a percentage of revenue is likely to be lower.

Our common stock may be delisted, which could limit your ability to trade our common stock and subject us to additional trading restrictions.
Our common stock is listed on the NYSE, a national securities exchange. We cannot assure you that our common stock will continue to be listed on the NYSE in the future. If the NYSE delists our common stock from trading on its exchange, we could face significant material adverse consequences, including:

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
In addition, Section 203 of the Delaware General Corporation Law, may, under certain circumstances, make it more difficult for a person who would be an “interested stockholder,” which is defined generally as a person with 15% or more of a corporation’s outstanding voting stock, to effect a “business combination” with the corporation for a three-year period. A “business combination” is defined generally as mergers, consolidations and certain other transactions, including sales, leases or other dispositions of assets with an aggregate market value equal to 10% or more of the aggregate market value of the corporation.
These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many stockholders. As a result, stockholders may be limited in their ability to obtain a premium for their shares.

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

The following table sets forth certain information regarding our corporate headquarters and regional office located in Austin, Texas.

Location	Use	Approximate Square Footage	Lease Expiration
Beverly Hills, CA	Corporate Headquarters	20,236	12/31/16
Austin, TX	Regional Office; Disaster Recovery Office	6,864	3/31/12

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

Item 4.    Removed and Reserved

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price Information
From December 3, 2007 to March 18, 2010, our common stock traded on the NYSE Amex. Since March 19, 2010, our common stock has traded on the NYSE under the symbol “KW”. The following table sets forth, for the calendar quarter indicated, the high and low sales prices per share of common stock as reported on the NYSE Amex and the NYSE. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Common Stock
	High	Low
Fiscal year 2010
Quarter ending March 31, 2010	$10.15	$8.90
Quarter ending June 30, 2010	$11.50	$9.98
Quarter ending September 30, 2010	$10.83	$9.37
Quarter ending December 31, 2010	$10.77	$9.26
Fiscal year 2009
Quarter ending March 31, 2009	$9.46	$9.20
Quarter ending June 30, 2009	$9.67	$9.49
Quarter ending September 30, 2009	$9.94	$9.67
Quarter ending December 31, 2009	$10.25	$8.85
Holders
As of March 10, 2011, we had 63 holders of record of our common stock and six holders of record of our warrants.
Dividend Policy
We have not paid any dividends on our common stock to date. The payment of any dividends is within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors currently does not anticipate declaring any dividends in the foreseeable future.
Recent Sales of Unregistered Securities
None
Equity Compensation Plan Information
See Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph
The graph below compares the cumulative total return of our common stock from December 3, 2007, the date that our common stock first became tradable separately, through December 31, 2010, with the comparable cumulative return of companies comprising the S&P 500 Index and a peer issuer selected by us. The peer issuer is a company in the real estate services and investment industry. As a result, the performance of our common stock relative to the performance of the common stock of the peer issuer prior to November 13, 2009, may not be representative of future results. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index and a peer issuer selected by us over the indicated time periods, and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Note: The peer, CB Richard Ellis, is comparable beginning November 13, 2009.
Purchases of Equity Securities by the Company and Affiliated Purchasers in the Fourth Quarter of 2010

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased under the Plans or Programs
Common Stock
November 1 to November 30	111,690	(2)	$10.04	—	—
Warrants
October 1 to October 31	677,928	(1)	1.50	677,928	5,823,448
November 1 to November 30	1,000,000	(1)	$1.50	1,000,000	4,823,448
December 1 to December 31	266,000	(1)	$1.50	266,000	4,557,448
______________________________________
(1)     Warrants repurchased under a plan announced April 30, 2010, approving the repurchase of up to 7.5 million outstanding warrants. On September 21, 2010, the Board of Directors approved an increase to the number of warrants subject to the plan by 5 million.
(2)     Repurchased 111,690 shares of common stock in private transactions from shareholders at a purchase price equal to the prior day’s closing price for our common stock.

Item 6.    Selected Financial Data
The following tables summarize our selected historical consolidated financial information. This information was derived from our audited financial statements for each of the years ended December 31, 2010, 2009, 2008, 2007 and 2006. This information is only a summary. You should read this information together in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this document.

	Year Ended December 31,
	2010	2009	2008	2007	2006
Statements of operations data:
Revenue	$50,536,000	$86,235,000	$32,225,000	$33,393,000	$26,498,000
Merger-related expenses	2,225,000	16,120,000	—	—	—
Other operating expenses	67,712,000	78,752,000	32,571,000	43,180,000	34,606,000
Equity in joint venture income	10,548,000	8,019,000	10,097,000	27,433,000	14,689,000
Interest income from loan pool participations and notes receivable	11,855,000	—	—	—	—
Net income (loss)	6,485,000	(9,657,000)	667,000	9,037,000	6,541,000
Basic earnings (loss) per share	$(0.03)	$(0.57)	$0.03	$0.44	$0.36

	As of December 31,
	2010	2009	2008	2007	2006
Balance sheet data:
Cash and cash equivalents	$46,968,000	$57,784,000	$25,831,000	$24,248,000	$15,332,000
Investments in real estate and joint ventures	349,587,000	228,305,000	190,915,000	80,026,000	57,744,000
Total assets	487,848,000	336,257,000	256,837,000	145,814,000	107,746,000
Debt	127,782,000	127,573,000	131,423,000	65,084,000	40,517,000
Kennedy-Wilson equity	300,192,000	177,314,000	105,551,000	56,857,000	49,447,000
Total equity	$312,906,000	$179,336,000	$105,802,000	$57,076,000	$49,603,000
Business Combination
See Note 3 of our Notes to the Consolidated Financial Statements for discussion of the business combinations (including the Merger) that occurred during the years ended December 31, 2010 and 2009.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See the section title "Forward-Looking Statements" for more information. Actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed in “Risk Factors” on page 4 and elsewhere in this report.
In the interest of providing a more complete presentation of our financial performance since inception, this discussion and analysis includes comparisons of our consolidated financial results period from 2008 through 2010.
Overview
Founded in 1977, We are an international real estate investment and services firm. We have grown from a real estate auction business into a vertically-integrated real estate operating company with approximately 300 professionals in 22 offices throughout the U.S. and Japan. We have over $7 billion of assets under management totaling over 40 million square feet of properties throughout the U.S. and Japan, including ownership in 11,971 multifamily apartment units.
When reading our financial statements and the information included in this section, it should be considered that we have experienced, and continue to experience, the same material trends that have affected the nation. It is, therefore, a challenge to predict our future performance based on our historical results, but we believe that the following material trends assist in understanding our historical earnings and cash flows and the potential for the future.
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

Macroeconomic Conditions
Our business is closely tied to general economic conditions and the real estate industry. As a result, our economic performance, the value of our real estate and real estate secured notes, and our ability to implement our business strategies may be affected by changes in national and local economic conditions. The condition of the real estate markets in which we operate tends to be cyclical and is related to the condition of the economy in the U.S. and Japan as a whole and to the perceptions of investors of the overall economic outlook. Rising interest rates, declining demand for real estate or periods of general economic slowdown or recession have had a direct negative impact on the real estate market in the past and a recurrence of these conditions in the U.S. or Japan could result in a reduction in our revenues. In addition, the economic condition of each local market where we operate may be dependent on one or more industries.
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
Starting in the third quarter of 2007, U.S. economic activity progressively weakened through the second quarter of 2010 due initially to stresses in the residential housing and financial sectors and the impact of sharply higher energy costs. The weakening economic activity developed into a recession, affecting all segments of the economy, in early 2008, as both consumer and business spending dropped. This weakening economic activity, coupled with capital market stresses, led to a global financial disruption in the third quarter of 2008, the consequences of which continued through the second quarter of 2010. This disruption caused credit markets to freeze up, investors to become more risk averse and assets of all types, from the riskiest to the most secure, to lose value. These conditions also caused the economy to contract further and job losses to accelerate throughout 2008, 2009 and into 2010. This resulted in a decline in leasing activity and space absorption, rising vacancy rates and decreasing rents across the United States, which in turn, reduced our services revenue, particularly leasing and brokerage revenue. Investment sales activity in the United States fell sharply from peak levels in 2007 and continued to decline through the end of 2009. This decline resulted in an absence of debt financing, weakening property fundamentals, and the re-pricing of risk in the face of economic and market uncertainty. The deteriorating conditions adversely affected our investments segment throughout the second quarter of 2010 as property values decreased sharply and disposition opportunities were markedly reduced.
The recent economic downturn also significantly affected countries throughout Asia, including Japan. The worldwide recession led to falling stock prices and asset values in Asia and reduced economic growth prospects in Asia. Several property markets in Asia have been affected by real estate developments that resulted in an oversupply of completed or partially completed space. Property prices fell along with prices of other investments and asset values. These conditions resulted in a decline in our investment sales and investment activities in Japan beginning in late 2008 and continuing through the second quarter of 2010.
Starting in third quarter of 2010, credit markets began to rebound and banks began to liquidate loans and real estate owned ("REO") which resulted in an increase in both our investment and services segments. Interest rates remained low through 2010 and in many real estate properties prices began to stabilize towards the end of 2010. Rental rates have begun to rebound and concessions have dissipated, particularly in the multifamily sector.
A continuing rebound of our investments and services segments is expected, but contingent on, among other things, the U.S. and Japanese economies resuming their growth and credit markets retaining stability and predictability over a sustained period. As a vertically integrated company, we have the in-house expertise and skill sets to navigate through these times by taking advantage of opportunities in real estate and the capital markets.
International Operations
We have made investments in Japan and may expand our operations and investments in Japan. If we expand, the increased scope of our international operations may lead to more volatile financial results and difficulties in managing our businesses. This volatility and difficulty could be caused by, among other things, the following: currency fluctuations, restrictions and problems relating to the repatriation of profits; difficulties and costs of staffing and managing international operations; the burden of complying with multiple and potentially conflicting laws; laws restricting foreign companies from conducting business and unexpected changes in regulatory requirements; the impact of different business cycles and economic instability; political instability and civil unrest; greater difficulty in perfecting our security interests, collecting accounts receivable, foreclosing on security and protecting our interests as a creditor in bankruptcies in certain geographic regions; potentially adverse tax consequences; share ownership restrictions on foreign operations; Japanese property and income taxes, tax withholdings and tariffs; and geographic, time zone, language and cultural differences between personnel in different areas of the world.
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
Kennedy Wilson's 2010 Highlights
Strengthened balance sheet

•	Our book equity increased by 74% to $313 million at December 31, 2010 from $179 million as of December 31, 2009.

•	Our investment account (Kennedy Wilson's equity in real estate and loan investments) increased by 72% to $364 million at December 31, 2010 from $212 million as of December 31, 2009.

•	The amount available for us to borrow under our line of credit facility increased to $75 million from $30 million in 2010.

•	We decreased our debt to book equity to 0.4x at December 31, 2010 from 0.7x at December 31, 2009, with a long term strategy of maintaining modest leverage.
Improved operating metrics

•	We achieved a FY 2010 Adjusted EBITDA of $58 million: our best year in history versus an Adjusted EBITDA in 2009 of $37 million, an increase of 58%.

•	Our investments segment Adjusted EBITDA for 2010 increased by 47% to $56 million from $38 million for FY 2009.

•	Our services segment Adjusted EBITDA for FY 2010 increased by 164% to $9 million from $4 million for FY 2009.
Capital raising success and robust acquisition program

•	Since and including our public listing in November 2009, we have raised $221 million of equity for us and over $1 billion of equity partner capital (including commitments) for our acquisition program.

•	In 2010, we closed $2.025 billion of real estate and debt acquisitions through direct and joint venture investments

(including approximately $1.3 billion of multifamily acquisitions and $650 million of debt purchases secured by real estate). These acquisitions were all in our target markets.
Significant multifamily platform

•
Our current multifamily platform, owned directly and through joint ventures including two deals that were in escrow as of December 31, 2010 and have subsequently closed, consists of 11,971 units within 78 apartment communities. The units are located in California (50%), the Pacific Northwest (30%) and Japan (20%).

•
As of December 31, 2010, our multifamily portfolio was 96% occupied and on a trailing twelve month basis (annualized for communities purchased mid-year) produced a net operating income of $103 million. As of December 31, 2010, the debt associated with these properties was approximately $1.3 billion and our equity interest in the portfolio was approximately 32%. In many cases, in addition to our ownership percentage, we have a promoted interest in the profits of these investments. Management believes that our multifamily investments are in supply constrained markets which will experience significant rent growth over the next several years.

•
We increased our investment in our Japanese multifamily subsidiary to 41.5% as of December 31, 2010 from 35.0% as of December 31, 2009; our Japanese portfolio is currently 96% occupied and our subsidiary has a currency gain in excess of $50 million.

Accessed debt financing

•	We took advantage of the historically low interest rate environment to reduce our cost of debt at the corporate and joint venture levels.

•	We borrowed in excess of $750 million of joint venture debt through acquisition financing and strategic property refinancing.
Expansion of service business

•	Our management and leasing fees increased by 11% to $21 million for FY 2010 from $19 million for FY 2009 driven primarily by increased asset management fees earned through our acquisition activities.

•	Our commissions increased by 140% to $12 million for FY 2010 from $5 million for FY 2009 driven primarily by increased auction commissions and acquisition fees.

•	Our assets under management (owned and third-party) total approximately $7 billion as of December 31, 2010.

•	We auctioned and conventionally sold over 40 projects in three countries and 18 states including California, Washington, Hawaii, Oregon, Texas, Nevada, Florida, Georgia, and North Carolina.

•	We conducted commercial auctions, signaling the transition of the current real estate cycle.

•	We added numerous new accounts to our property management business through organic growth and the acquisition of Sachse Real Estate.

•	Our services business sourced several key acquisitions for the investment division through relationships with bank clients.
Critical Accounting Policies
Basis of Presentation—The consolidated financial statements include the accounts of ourselves and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, we evaluate our relationships with other entities to identify whether they are variable interest entities as defined by FASB Accounting Standards Codification (ASC) Subtopic 810-10 and to assess whether we are the primary beneficiary of such entities. If the determination is made that we are the primary beneficiary, then that entity is consolidated in the consolidated financial statements. The ownership of the other interest holders of consolidated subsidiaries is reflected as noncontrolling interests.
Revenue Recognition—Revenue primarily consists of management fees, performance fees, commission revenue and sales of real estate.
Management Fees are primarily comprised of property management fees, base asset management fees, and acquisition fees. Property management fees are earned for managing the operations of real estate assets and are based on a fixed percentage of the revenues generated from the respective real estate assets. Base asset management fees are earned from limited partners of funds we sponsor and are generally based on fixed percentage of committed capital or net asset value. These fees are recognized as revenue ratably over the period that the respective services are performed. Acquisition fees are earned for identifying and closing investments on behalf of investors and are based on a fixed percentage of the acquisition price. Acquisition fees are recognized upon the successful completion of an acquisition after all required services have been performed.
Performance fees or carried interest are allocated to the general partner or special limited partnership interest of our real estate funds based on the cumulative fund performance to date that are subject to preferred return to the limited partners. At the end of each reporting period, we calculate the performance fee that would be due to the general partner and special limited partner interests for a fund, pursuant to the fund agreement, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fee to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or (b) negative performance that would cause the amount due to the us to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner. Substantially all of the carried interest is recognized in equity in joint venture income and in certain instances the performance fees are recognized in management and leasing fees in our consolidated statement of operations and comprehensive income (loss).
Commissions primarily consist of auction and real estate sales commissions and leasing commissions. In the case of auction and real estate sales commissions, this generally occurs when escrow closes. In accordance with the guidelines established for Reporting Revenue Gross as a Principal versus Net as an Agent in the ASC Subtopic 605-45, we record commission revenues and expenses on a gross basis. Of the criteria listed in the Subtopic 605-45, we are the primary obligor in the transaction, do not have inventory risk, perform all or part of the service, have credit risk, and have wide latitude in establishing the price of services rendered and discretion in selection of agents and determination of service specifications. Leasing fees that are payable upon tenant occupancy, payment of rent or other events beyond our control are recognized upon the occurrence of such events.
Sales of Real Estate are recognized at the close of escrow when title to the real property passes to the buyer and there is no continuing involvement in the real property. We follow the requirements for profit recognition as set forth by the Sale of Real Estate ASC Subtopic 360-20.
Investments in Joint Ventures—We have a number of joint venture interests, generally ranging from 5% to approximately 50%, that were formed to acquire, manage, and/or sell real estate. Investments in joint ventures which we do not control are accounted for under the equity method of accounting as we can exercise significant influence, but do not have the ability to control the joint venture. An investment in joint ventures is recorded at its initial investment plus or minus our share of undistributed income or loss and less distributions. Declines in value of our investment in joint ventures that are other than temporary are recognized when evidence indicates that such a decline has occurred.
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
Two of our investments in joint ventures, KW Property Fund III, L.P. (KW Fund III) and SG KW Venture I, LLC (the Funds) are, for purposes of U.S. generally accepted accounting policies ("GAAP"), investment companies under the Investment Companies ASC Subtopic 946-10. Thus, each of the Funds reflects their investments at fair value, with unrealized gains and losses resulting from changes in fair value reflected in earnings. We have retained the specialized accounting for the Funds pursuant to Retention of Specialized Accounting for Investments in Consolidation ASC Subtopic 810-10 in recording its equity in joint venture income from the Funds.

Investments in loan pool participations and notes receivable—Interest income from investments in loan pool participations and notes receivable are recognized on a level yield basis under the provisions of Loans and Debt Securities Acquired with Deteriorated Credit Quality ASC Subtopic 310-30, where a level yield model is utilized to determine a yield rate which, based upon projected future cash flows, accretes interest income over the estimated holding period. When the future cash flows of a note cannot be reasonably estimated, cash payments are applied to the cost basis of the note until it is fully recovered before any interest income is recognized.
Fair Value Measurements—We account for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis under the provisions of Fair Value Measurements ASC Subtopic 820-10. Subtopic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Long-Lived Assets—We review our long-lived assets (excluding goodwill) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Impairment of Long-Lived Assets ASC Subtopic 360-10. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of assets to be disposed of classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.
Noncontrolling Interests—We account for Noncontrolling Interests in accordance with Noncontrolling Interests in Consolidated Financial Statements ASC Subtopic 810-10, which establishes accounting and reporting standards for a parent company’s noncontrolling interest in a subsidiary.
Share-Based Payment Arrangements—We account for our share-based payment arrangements under the provisions of Share-Based Payments ASC Subtopic 718-10. Compensation cost for employee services received in exchange for an award of equity instruments are based on the grant-date fair value of the share-based award that is ultimately settled in our equity. The costs of employee services is recognized over the period during which an employee provides service in exchange for the share-based payment award. Share-based payment arrangements that vest ratably over the requisite service period are recognized on the straight-line basis and performance awards that vest ratably are recognized on a tranche by tranche basis over the performance period. Unrecognized compensation costs for share-based payment arrangements that have been modified are recognized over the original service or performance period.
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
Results of Operations
The following table sets forth items derived from our consolidated statement of operations for the years ended December 31, 2010, 2009, and 2008.

	Year Ended December 31
	2010	2009	2008
Revenue
Management and leasing fees	$21,330,000	$19,164,000	$19,051,000
Commissions	11,734,000	4,931,000	10,201,000
Sale of real estate	13,472,000	59,397,000	—
Rental and other income	4,000,000	2,743,000	2,973,000
Total revenue	50,536,000	86,235,000	32,225,000
Operating expenses
Commission and marketing expenses	3,186,000	3,411,000	2,827,000
Compensation and related expenses	38,155,000	24,789,000	21,292,000
Merger related expenses	2,225,000	16,120,000	—
Cost of real estate sold	11,526,000	41,931,000	—
General and administrative	11,314,000	6,351,000	6,074,000
Depreciation and amortization	1,618,000	1,122,000	920,000
Rental operating expense	1,913,000	1,148,000	1,458,000
Total operating expenses	69,937,000	94,872,000	32,571,000
Equity in joint venture income	10,548,000	8,019,000	10,097,000
Interest income from loan pool participations and notes receivable	11,855,000	—	—
Operating income (loss)	3,002,000	(618,000)	9,751,000
Non-operating income (expense)
Interest income	854,000	502,000	562,000
Remeasurement gain	2,108,000	—	—
Gain on early extinguishment of mortgage debt	16,670,000	—	—
Loss on early extinguishment of corporate debt	(4,788,000)	—	—
Interest expense	(7,634,000)	(13,174,000)	(8,596,000)
Other than temporary impairment	—	(328,000)	(445,000)
Income (loss) before (provision for) benefit from income taxes	10,212,000	(13,618,000)	1,272,000
(Provision for) benefit from income taxes	(3,727,000)	3,961,000	(605,000)
Net income (loss)	6,485,000	(9,657,000)	667,000
Net income attributable to the noncontrolling interests	(2,979,000)	(5,679,000)	(54,000)
Net income (loss) attributable to Kennedy Wilson Holdings, Inc.	3,506,000	(15,336,000)	613,000
Preferred stock dividends and accretion of issuance costs	(4,558,000)	—	—
Net income (loss) attributable to Kennedy Wilson Holdings, Inc. common shareholders	$(1,052,000)	$(15,336,000)	$613,000
EBITDA (1)	$48,108,000	$18,620,000	$25,953,000
Adjusted EBITDA (2)	$58,427,000	$37,054,000	$26,968,000
Additionally, we use certain non-GAAP measures to analyze our business, they include EBITDA(1) and Adjusted EBITDA(2) calculated as follows:

	Year Ended December 31,
	2010	2009	2008
Net income (loss)	$6,485,000	$(9,657,000)	$667,000
Add back:
Interest expense	7,634,000	13,174,000	8,596,000
Kennedy-Wilson's share of interest expense included in investment in joint ventures and loan pool participations	13,802,000	10,468,000	10,095,000
Depreciation and amortization	1,618,000	1,122,000	920,000
Kennedy-Wilson's share of depreciation and amortization included in investment in joint ventures	10,054,000	7,474,000	5,070,000
Loss on early extinguishment of corporate debt	4,788,000	—	—
Income taxes	3,727,000	(3,961,000)	605,000
EBITDA (1)	48,108,000	18,620,000	25,953,000
Add back:
Merger related expenses, including compensation related and general and administrative	2,225,000	16,120,000	—
Stock based compensation	8,094,000	2,314,000	1,015,000
Adjusted EBITDA (2)	$58,427,000	$37,054,000	$26,968,000
—————
(1)    EBITDA represents earnings before interest expense, income taxes, and depreciation and amortization. Our management believes EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions. We do not adjust EBITDA for gains or losses on the extinguishment of mortgage debt as we are in the business of purchasing discounted notes secured by real estate and, in connection with these note purchases, we may resolve these loans through discounted payoffs with the borrowers. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations.
(2)    Adjusted EBITDA represents EBITDA, as defined above, adjusted for merger related compensation and related expenses and stock based compensation. Our management uses Adjusted EBITDA to analyze our business because it adjusts EBITDA for items we believe are not representative of the operating performance of our business going forward. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to investors as it provides a supplemental measure to assist them in getting a more accurate picture of our results from operations.
However, EBITDA and Adjusted EBITDA are not recognized measurements under GAAP and when analyzing our operating performance, readers should use EBITDA and Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as tax and debt service payments. The amounts shown for EBITDA and Adjusted EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.

The following summarizes revenue, operating expenses, operating income (loss) and net income (loss) and calculates EBITDA(1) and Adjusted EBITDA(2) by our services, investments, and corporate operating segments for the year ended December 31, 2010:

	Services	Investments	Corporate	Consolidated
Revenue	$33,064,000	$17,472,000	$—	$50,536,000
Operating expenses	23,701,000	27,585,000	18,651,000	69,937,000
Equity in income of joint ventures	—	10,548,000	—	10,548,000
Income from loan pool particpations	—	11,855,000	—	11,855,000
Operating income (loss)	$9,363,000	$12,290,000	$(18,651,000)	$3,002,000
Net income (loss)	$9,363,000	$30,392,000	$(33,270,000)	$6,485,000
Add back:
Interest expense	—	676,000	6,958,000	7,634,000
Kennedy-Wilson's share of interest expense included in investment in joint ventures and loan pool participations	—	13,802,000	—	13,802,000
Depreciation and amortization	117,000	1,342,000	159,000	1,618,000
Kennedy-Wilson's share of depreciation and amortization included in investment in joint ventures	—	10,054,000	—	10,054,000
Loss on early extinguishment of corporate debt	—	—	4,788,000	4,788,000
Income taxes	—	—	3,727,000	3,727,000
EBITDA (1)	9,480,000	56,266,000	(17,638,000)	48,108,000
Add back:
Merger related compensation and related expenses	—	—	2,225,000	2,225,000
Stock based compensation	—	—	8,094,000	8,094,000
Adjusted EBITDA (2)	$9,480,000	$56,266,000	$(7,319,000)	$58,427,000

The following summarizes revenue, operating expenses, operating income (loss) and net income (loss) and calculates EBITDA(1) and Adjusted EBITDA(2) by our services, investments, and corporate operating segments for the year ended December 31, 2009:

	Services	Investments	Corporate	Consolidated
Revenue	$24,095,000	$62,114,000	$26,000	$86,235,000
Operating expenses	20,569,000	50,377,000	23,926,000	94,872,000
Equity in income of joint ventures	—	8,019,000	—	8,019,000
Operating income (loss)	$3,526,000	$19,756,000	$(23,900,000)	$(618,000)
Net income (loss)	$3,526,000	$14,322,000	$(27,505,000)	$(9,657,000)
Add back:
Interest expense	—	5,106,000	8,068,000	13,174,000
Kennedy-Wilson's share of interest expense included in investment in joint ventures and loan pool participations	—	10,468,000	—	10,468,000
Depreciation and amortization	70,000	919,000	133,000	1,122,000
Kennedy-Wilson's share of depreciation and amortization included in investment in joint ventures	—	7,474,000	—	7,474,000
Income taxes	—	—	(3,961,000)	(3,961,000)
EBITDA (1)	3,596,000	38,289,000	(23,265,000)	18,620,000
Add back:
Merger related expenses, including compensation and related general and administrative	—	—	16,120,000	16,120,000
Stock based compensation	—	—	2,314,000	2,314,000
Adjusted EBITDA (2)	$3,596,000	$38,289,000	$(4,831,000)	$37,054,000

The following summarizes revenue, operating expenses, operating income (loss) and net income (loss) and calculates EBITDA(1) and Adjusted EBITDA(2) by our services, investments, and corporate operating segments for the year ended December 31, 2008 :

	Services	Investments	Corporate	Consolidated
Revenue	$29,252,000	$2,973,000	$—	$32,225,000
Operating expenses	21,334,000	8,865,000	2,372,000	32,571,000
Equity in income of joint ventures	—	10,097,000	—	10,097,000
Operating income (loss)	$7,918,000	$4,205,000	$(2,372,000)	$9,751,000
Net income (loss)	$7,918,000	$2,231,000	$(9,482,000)	$667,000
Add back:
Interest expense	—	1,974,000	6,622,000	8,596,000
Kennedy-Wilson's share of interest expense included in investment in joint ventures and loan pool participations	—	10,095,000	—	10,095,000
Depreciation and amortization	83,000	683,000	154,000	920,000
Kennedy-Wilson's share of depreciation and amortization included in investment in joint ventures	—	5,070,000	—	5,070,000
Income taxes	—	—	605,000	605,000
EBITDA (1)	8,001,000	20,053,000	(2,101,000)	25,953,000
Add back:
Stock based compensation	—	—	1,015,000	1,015,000
Adjusted EBITDA (2)	$8,001,000	$20,053,000	$(1,086,000)	$26,968,000
—————
(1)    EBITDA represents earnings before interest expense, income taxes, and depreciation and amortization. Our management believes EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions. We do not adjust EBITDA for gains or losses on the extinguishment of mortgage debt as we are in the business of purchasing discounted notes secured by real estate and, in connection with these note purchases, we may resolve these loans through discounted payoffs with the borrowers. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations.
(2)    Adjusted EBITDA represents EBITDA, as defined above, adjusted for merger related expenses and stock based compensation. Our management uses Adjusted EBITDA to analyze our business because it adjusts EBITDA for items we believe are not representative of the operating performance of our business going forward. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to investors as it provides a supplemental measure to assist them in getting a more accurate picture of our results from operations.
However, EBITDA and Adjusted EBITDA are not recognized measurements under GAAP and when analyzing our operating performance, readers should use EBITDA and Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as tax and debt service payments. The amounts shown for EBITDA and Adjusted EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.
The following compares results of operations for the years ended December 31, 2010 and December 31, 2009 and years ended December 31, 2009 and December 31, 2008.

Our Consolidated Financial Results and Comparison of the years ended December 31, 2010 and 2009
Our revenues for the year ended December 31, 2010 and 2009 were $50.5 million and $86.2 million, respectively. Total operating expenses for the same periods were $69.9 million and $94.9 million, respectively. Net loss attributable to our common shareholders was $1.1 million and $15.3 million in 2010 and 2009, respectively. Adjusted EBITDA was $58.4 million and $37.1 million in 2010 and 2009, respectively.
Revenues
Services Segment Revenues
For 2010, management and leasing generated revenues of $21.3 million (including related party fees of approximately $12.4 million) compared to approximately $19.2 million (including related party fees of approximately $10.1 million). Comparing the two years, management and leasing fees increased $2.2 million or 11% which is primarily due to increased asset management fees generated from the increased acquisition activity.

Commission revenues in 2010 increased to $11.7 million (including related party fees of approximately $5.4 million) compared to commission revenues in 2009 of $4.9 million (including related party fees of approximately $0.7 million). The increase can generally be attributed to the overall growth of our company in 2010. The increase in commission revenue was primarily related to a $1.9 million or 46% increase in auction fees from increased auction sales in 2010 versus 2009 and $3.0 million or 304% increase in acquisition fees related to the increased acquisition activity in our investment business.
Investments Segment Revenues
Rental income increased 46% to $4.0 million in 2010 from $2.7 million in 2009. The increase can be primarily attributed to the temporary control and consolidation of one of our multifamily investments that resulted in $1.2 million of consolidated rental income.
Sale of real estate decreased to $13.5 million in 2010 from $59.4 million in 2009. The decrease can be primarily be attributed to the sale of the remaining 11 condominium units in southern California and the sale of a 50% interest in an apartment project in northern California in 2010 versus the sale of 138 condominium units and land in southern California in 2009.
Operating Expenses
Operating expenses in 2010 were approximately $58.4 million (not including cost of real estate sold), as compared to $52.9 million in 2009. This increase of 10% was primarily due to the costs associated with being a public company for a full year in 2010 as compared to a few months in 2009.
Services Segment Operating Expenses
Commissions and marketing expenses decreased to $3.2 million in 2010, a 7% decrease from $3.4 million in 2009. The change in commission and marketing expense generally correlates with the change in auction fee revenue, as the auction business incurs the majority of the commission and marketing expense. However, in 2010, auction fee revenue increased 46% while auction commissions and marketing expense only increased 11%. This change is due to initiatives in our company to operate our business units more efficiently.
Compensation and related expenses were approximately $15.4 million in 2010, as compared to $13.2 million in 2009. The increase can be primarily attributed to discretionary compensation paid to employees which is commensurate with the increase in our services segment Adjusted EBITDA in 2010 as compared to 2009.
General and administrative expenses were $5.0 million in 2010 as compared to $3.9 million in 2009. The increase is primarily related to increased general and administrative expenses required to support the growth in our company and the associated service revenues.
Investments Segment Operating Expenses
Compensation and related expenses were approximately $9.3 million in 2010 as compared to $5.3 million in 2009. The increase can be primarily attributed to discretionary compensation paid to employees which is commensurate with the increase in our investment segment Adjusted EBITDA in 2010 as compared to 2009.
Cost of real estate sold decreased to $11.5 million in 2010 from $41.9 million in 2009. The decrease can be primarily be attributed to the sale of the remaining 11 condominium units in southern California and the sale of a 50% interest in an apartment project in northern California in 2010 versus the sale of 138 condominium units and land in southern California in 2009.
Rental operating expenses in 2010 and 2009 were approximately $1.9 million and $1.1 million, respectively, an increase of 67% from 2009 to 2010. The increase can be primarily attributed to the temporary control and consolidation of one of our multifamily investments that resulted in $0.6 million of consolidated rental operating expenses during 2010.
General and administrative expenses were $3.5 million in 2010 as compared to $1.3 million in 2009. The increase is primarily related to increased general and administrative expenses required to support the growth in our company and the associated equity in income generated from our investment segment.
Depreciation and amortization expense increased to $1.6 million in 2010, a 44% increase from $1.1 million in 2009. The increase can be primarily attributed to the temporary control and consolidation of one of our multifamily investments that resulted in $0.4 million of consolidated depreciation expense during 2010.
Other Operating Expenses
Compensation and related expenses were approximately $13.4 million in 2010, as compared to $6.3 million in 2009. The increase is primarily related to $8.1 million of stock compensation expense in 2010 as compared to $2.3 million in 2009 associated with the 2009 Equity Participation Plan.
Merger related expenses were $2.2 million and related to compensation for 2010 as compared to $16.1 million in 2009, which comprised of $12.5 million related to compensation and related expenses and $3.7 million related to general and administrative expenses. These were costs incurred in connection with the Merger.
General and administrative expenses were $2.8 million in 2010, as compared to $1.1 million in 2009. The increase is primarily related to the cost of being a public company for an entire year in 2010 as compared to a couple months in 2009. Increases can specifically be attributed to audit and accounting fees and legal fees.
Investments Segment Equity in Joint Venture Income
Investments in joint ventures generated income of $10.5 million in 2010, a increase of $2.5 million or 32% from income of $8.0 million recorded in 2009, due primarily to $6.2 million of unrealized fair value gains recognized in 2010 versus $2.7 million in 2009. In order to get a more accurate picture of cash available for distribution at the joint venture, we look at equity in joint venture income before of our share of depreciation included in investment in joint ventures. Our share of depreciation generated at the joint venture level was $10.1 million for 2010 and $7.5 million for 2009, respectively.
Investments Segment Income from Loan Pool Participations and Notes Receivable
Income from loan pool participations and notes receivable generated income of $11.9 million for 2010 as compared to no income for 2009. The increase can be attributed accretion income recognized on the purchase loan pool, with equity partners and wholly owned, of over $650 million of unpaid principal balance.
Non-Operating Items
Remeasurement gain was $2.1 million for 2010 compared to no gain for 2009. The gain was related to the purchase of a controlling joint venture interest in a project in northern California with fair value in excess of the purchase price. There was no such gain in 2009.
Gain on early extinguishment of debt was $16.7 million for 2010 compared to no gain for 2009. The gain was related to the purchase of debt on a 2,700 acre ranch in Hawaii at a discount.
Loss on early extinguishment of debt was $4.8 million for 2010 compared to no loss for 2009. The loss was related to the early extinguishment of the convertible subordinated debt at an amount that was above face value and the associated decrease in the value of the beneficial conversion feature.
Interest expense was $7.6 million in 2010, a decrease of 42% compared to $13.2 million in 2009. The decrease can be primarily attributed to $2.9 million of interest expense incurred on the acquisition and sale of a condominium project in southern California in 2009 as compared to no interest expense incurred in 2010. Also in 2010, we paid off our convertible subordinated note and paid down debt on an apartment project in southern California which resulted in a decrease of approximately $2.0 million of interest in 2010 as compared to 2009.

We had net income of $3.0 million attributable to a non-controlling interest in 2010 compared to $5.7 million in 2009. The decrease is primarily due to the allocation to the noncontrolling interest in the income related to the sale of the condominium units in southern California during 2009.
Our Consolidated Financial Results and Comparison of years ended December 31, 2009 and 2008
Our revenues for the year ended December 31, 2009 and December 31, 2008 were $86.2 million and $32.2 million, respectively. Total operating expenses for the same periods were $94.9 million and $32.6 million, respectively. Net loss attributable to our common stockholders was $15.3 million in 2009 compared to net income of $0.6 million attributable to our common stockholders in 2008. Adjusted EBITDA was $37.1 million and $27.0 million in 2009 and 2008, respectively.
Revenues
Services Segment Revenues
For 2009, management and leasing generated revenues of $19.2 million (including related party fees of $10.1 million) compared to approximately $19.1 million (including approximately $8.4 million in related party fees). Comparing the two years, management and leasing fees increased 1% which is due to increased asset management fees associated with equity partner commitments.

Commissions revenues in 2009 decreased to $4.9 million (including approximately $0.7 million in related party fees) compared to commission revenues in 2008 of $10.2 million (including related party fees of approximately $4.3 million). Acquisition fees decreased $4.3 million in 2009 as compared to 2008. The decrease can be attributed primarily to a decrease in property acquisition for ourselves or with our equity partners during a time when prices were falling. This resulted in a decrease in acquisition fees.
Investments Segment Revenues
Rental income decreased 8% to $2.7 million in 2009 from $3.0 million in 2008. Rental income includes rental and other income from properties in which we hold a controlling interest. The decrease can be primarily attributed to the downturn in the economy and the rental markets.
Sale of real estate in 2009 produced gross revenue of $59.4 million related to the sale of 138 condominium units and land in southern California.
Operating Expenses
Operating expenses in 2009 were approximately $52.9 million (not including cost of real estate sold), representing a $20.4 million increase over 2008. This increase was primarily due to $16.1 million of merger related costs and costs associated with the amortization of the 2009 Equity Participation Plan and its replacement, another 2009 Equity Participation Plan.
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
Compensation and related expenses were approximately $13.2 million in 2009, down 10% from $14.5 million in 2008. The decrease can be primarily attributed to a decrease in personnel.
Investments Segment Operating Expenses
Rental operating expenses in 2009 and 2008 were approximately $1.1 million and $1.5 million, respectively, a decrease of 21% from 2008 to 2009. The decrease can be attributed to the sale of two properties in southern California in 2009.
Cost of real estate sold was $41.9 million in 2009 and relates to the disposition of 138 condominium units and land in southern California. Cost of real estate sold was zero in 2008 as we did not recognize any sales on consolidated real estate.
Depreciation and amortization expense increased to $1.1 million in 2009, a 22% decrease from $0.9 million in 2008. The change was primarily due to the sale of an office building in southern California in 2008 and a full year of depreciation in 2009 from an apartment building in central California versus ten months in 2008.
Other Operating Expenses
Compensation and related expenses were approximately $6.3 million in 2009 as compared to $1.6 million in 2008. The increase is primarily due to costs associated with the 2009 Equity Participation Plan.
Merger related expenses were $16.1 million in 2009, $12.5 million related to compensation and related expenses and $3.6 million related to general and administrative expenses. These are costs incurred in connection with the Merger.
Investments Segment Equity in Joint Venture Income
Investments in joint ventures generated income of $8.0 million in 2009, a decrease of 21% from income of $10.1 million recorded in 2008, due primarily to fair value gain of $5.9 million recognized in 2008 as compared to $0.8 million in 2009. The decrease in fair value gain was offset by an increase of $3.0 million of equity in joint venture income earned in 2009 as compared to 2008 not related to fair value adjustments.
Non-Operating Items
Interest expense was $13.2 million in 2009, an increase of 53% compared to $8.6 million for in 2008. The increase was due to interest expense on the debt incurred for the condominium project acquisition, a full year of interest on the central California apartment project, and the debt service on the $30 million subordinate convertible loan originated in November 2008.
Net income of approximately $5.7 million attributable to a non-controlling interest in three properties was recognized in 2009 compared to net income of $0.1 million in 2008. The increase is primarily due to the allocation to the noncontrolling interest in the income related to the sale of condominium units in southern California.
Liquidity and Capital Resources
Our liquidity and capital resources requirements include expenditures for joint venture investments, real estate held for sale, distressed debt and working capital needs. Historically, we have not required significant capital resources to support our brokerage and property management operations. We finance these operations with internally generated funds, borrowings under our revolving line of credit and sales of equity and debt securities. Our investments in real estate are typically financed by mortgage loans secured primarily by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral. In some cases, we guarantee a portion of the loan related to a joint venture investment, usually until some condition, such as completion of construction or leasing or certain net operating income criteria, has been met. We do not expect these guarantees to materially affect liquidity or capital resources.
Cash Flows
Net cash provided by operating activities totaled $2.2 million for the year ended December 31, 2010, an increase of $27.4 million as compared to the year ended December 31, 2009. The increase is primarily related to net income in 2010 of $6.4 million versus a net loss in 2009 of $9.7 million. Additionally, the increase can be attributed to an increase in operating distributions from joint ventures and an increase in stock compensation expense in 2010 versus 2009, as well as a decrease in gains from sales of real estate for the same periods. These increases were offset by a large gain from early extinguishment of debt and interest income from loan pool participations and notes receivable in 2010.
Net cash used in operating activities totaled $25.2 million for the year ended December 31, 2009, an increase of $10.6 million as compared to the year ended December 31, 2008. The change was primarily due to the cost incurred in connection with the Merger.
Net cash used in investing activities totaled approximately $114.8 million for the year ended December 31, 2010, an increase of $183.8 million as compared to the year ended December 31, 2009. This sharp decrease is primarily attributable to the assets acquired in the Merger in 2009. Additionally, significant cash was used in 2010 for the acquisition of a consolidated loan pool and contributions to joint ventures for new acquisitions and recapitalizations of current deals. Lastly, proceeds from the sale of real estate provided significantly more cash in 2009 versus 2010.
Net cash provided by investing activities totaled approximately $69.0 million for the year ended December 31, 2009, an increase of $165.8 million as compared to the year ended December 31, 2008. The increase was primarily due to assets acquired in connection with the Merger, decreased contributions to joint ventures, decreased distributions from joint ventures, and proceeds from sales of real estate in 2009.
Net cash provided by financing activities totaled approximately $91.2 million for the year ended December 31, 2010, an increase of $106.9 million as compared to the year ended December 31, 2009. The large increase was primarily due the proceeds obtained from the issuance of the Series A and Series B preferred stock. This was offset by the cash used to pay off of our convertible subordinated note and repurchase warrants and common stock.
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
To the extent that we engage in additional strategic investments, including real estate, note portfolios, or acquisitions of other property management companies, we may need to obtain third-party financing which could include bank financing or the public sale or private placement of debt or equity securities. We believe that existing cash and cash equivalents plus capital generated from property management and leasing, brokerage, sales of real estate owned, collections from notes receivable, as well as our current lines of credit, will provide us with sufficient capital requirements for the at least the next 12 months.
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

Contractual Obligations and Commercial Commitments
At December 31, 2010, our contractual cash obligations, including debt, lines of credit, and operating leases included the following:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations
Borrowings: (1)
Notes payable	$24,783,000	$9,850,000	$11,200,000	$3,733,000	$—
Borrowings under lines of credit	27,750,000	—	27,750,000	—	—
Mortgage loans payable	35,249,000	311,000	34,938,000	—	—
Subordinated debt	40,000,000	—	—	—	40,000,000
Total borrowings	127,782,000	10,161,000	73,888,000	3,733,000	40,000,000
Operating leases	9,065,000	1,865,000	3,004,000	2,793,000	1,403,000
Total contractual cash obligations	$136,847,000	$12,026,000	$76,892,000	$6,526,000	$41,403,000
—————

(1)
See Notes 11-15 of our Note to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year-$6,668,000; 1-3 years-$10,733,000; 4-5 years-$7,304,000; After 5 years: $46,104,000. The interest payments on variable rate debt have been calculated at the interest rate in effect at December 31, 2010.
Off-Balance Sheet Arrangements
Guarantees
We have provided guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $28 million and $35 million at December 31, 2010 and December 31, 2009, respectively. The guarantees expire by the year end of 2011 and our performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sales proceeds of the property. If we were to become obligated to perform on these guarantees, it could have an adverse affect on our financial condition.
Non-Recourse Carve Out Guarantees
Most of our real estate properties within our equity partnerships are encumbered by traditional non-recourse debt obligations. In connection with most of these loans, however, we entered into certain “non-recourse carve out” guarantees, which provide for the loans to become partially or fully recourse against us if certain triggering events occur. Although these events are different for each guarantee, some of the common events include:

•	The special purpose property-owning subsidiary’s filing a voluntary petition for bankruptcy;

•	The special purpose property-owning subsidiary’s failure to maintain its status as a special purpose entity; and

•
Subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain lender’s written consent prior to any subordinate financing or other voluntary lien encumbering the associated property.

In the event that any of these triggering events occur and the loans become partially or fully recourse against us, our business, financial condition, results of operations and common stock price could be materially adversely affected.
In addition, other items that are customarily recourse to a non-recourse carve out guarantor include, but are not limited to, the payment of real property taxes, liens which are senior to the mortgage loan and outstanding security deposits.
Impact of Inflation and Changing Prices
Inflation has not had a significant impact on the results of operations of our company in recent years and is not anticipated to have a significant impact in the foreseeable future. Our exposure to market risk from changing prices consists primarily of fluctuations in rental rates of commercial and residential properties, market interest rates on residential mortgages and debt obligations and real estate property values. The revenues associated with the commercial services businesses are impacted by fluctuations in interest rates, lease rates, real property values and the availability of space and competition in the market place. Commercial service revenues are derived from a broad range of services that are primarily transaction driven and are therefore volatile in nature and highly competitive. The revenues of the property management operations with respect to rental properties are highly dependent upon the aggregate rents of the properties managed, which are affected by rental rates and building occupancy rates. Rental rate increases are dependent upon market conditions and the competitive environments in the respective locations of the properties. Employee compensation is the principal cost element of property management. Economic trends in 2010 were characterized by general decrease in commercial leasing volume in the U.S.

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
The tables below represent contractual balances of our financial instruments at the expected maturity dates as well as the fair value at December 31, 2010. The expected maturity categories take into consideration actual amortization of principal and do not take into consideration reinvestment of cash. The weighted average interest rate for the various assets and liabilities presented are actual as of December 31, 2010. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or to refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal maturing in:							Fair Value
	2010	2011	2012	2013	2014	Thereafter	Total	December 31, 2010
	(in thousands)
Interest rate sensitive assets
Cash equivalents	$46,968	—	—	—	—	—	$46,968	$46,968
Average interest rate	0.34%	—	—	—	—	—	0.34%	—
Variable rate receivables	—	$18,402	—	—	—	—	18,402	28,338
Average interest rate	—	4.78%	—	—	—	—	4.78%	—
Fixed rate receivables	5,699	—	—	—	—	—	5,699	5,699
Average interest rate	12.32%	—	—	—	—	—	12.32%	—
Total	$52,667	$18,402	—	—	—	—	$71,069	$81,005
Weighted average interest rate	1.64%	4.78%	—	—	—	—	2.45%
Interest rate sensitive liabilities
Variable rate borrowings	$17,497	$27,750	—	$14,968	$20,533	—	$80,748	$80,415
Average interest rate	1.51%	4.00%	—	4.25%	4.00%	—	3.51%	—
Fixed rate borrowings	—	4,250	$2,784	—	—	$40,000	47,034	49,198
Average interest rate	—	5.00%	4.80%	—	—	9.06%	8.44%	—
Total	$17,497	$32,000	$2,784	$14,968	$20,533	$40,000	$127,782	$129,613
Weighted average interest rate	1.51%	4.13%	4.80%	4.25%	4.00%	9.06%	5.32%
Recently Issued Accounting Pronouncements
In December 2010, the FASB issued Accounting Standards Codification (ASC) Update No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We expect that the adoption of ASU 2010-29 will not have a material impact on our consolidated financial statements.
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
In January 2010, the FASB issued Accounting Standards Codification (ASC) Update No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, to improve disclosure requirements related to Fair Value Measurements and Disclosures – Subtopic 820. Update No. 2010-06 is effective for interim and annual reporting periods ending after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010. Update No. 2010-06 was adopted on January 1, 2010, and there is no material impact to the accompanying consolidated financial statements. Additionally, we have adopted the disclosures requirements about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements.

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
We have audited the accompanying consolidated balance sheets of Kennedy-Wilson Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the December 31, 2009 financial statements of KW Residential, LLC a 35% owned investee company. Kennedy-Wilson Holdings, Inc.'s investment in KW Residential, LLC as of December 31, 2009 was $91,276,000 and its equity in joint venture income was $5,949,000 for the year ended December 31, 2009. The December 31, 2009 financial statements of KW Residential, LLC were audited by other auditors whose reports has been furnished to us, and our opinion, insofar as it relates to the December 31, 2009 amounts included for KW Residential, LLC, is based solely on the report of the other auditors.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kennedy-Wilson Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kennedy-Wilson Holdings, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Los Angeles, California
March 11, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Kennedy-Wilson Holdings, Inc.:
We have audited Kennedy-Wilson Holdings Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kennedy-Wilson Holdings Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Kennedy-Wilson Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kennedy-Wilson Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 10, 2011 expressed an unqualified opinion on those consolidated financial statements. Our report indicates that the December 31, 2009 financial statements of KW Residential, LLC were audited by other auditors and our opinion, insofar as it relates to the amounts included in the December 31, 2009 consolidated financial statements of Kennedy-Wilson Holdings, Inc. for KW Residential, LLC is based solely on the report of the other auditors.

/s/ KPMG LLP
Los Angeles, California
March 11, 2011

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$46,968,000	$57,784,000
Accounts receivable	2,097,000	887,000
Accounts receivable—related parties	7,062,000	4,278,000
Income tax receivable	—	6,848,000
Notes receivable	20,264,000	541,000
Notes receivable—related parties	3,837,000	6,644,000
Real estate, net of accumulated depreciation	82,701,000	40,581,000
Real estate available for sale	—	2,472,000
Investments in joint ventures ($34,687,000 and $19,612,000 carried at fair value as of December 31, 2010 and 2009, respectively)	266,886,000	185,252,000
Investment in loan pool participations	25,218,000	—
Other assets	8,850,000	7,005,000
Goodwill	23,965,000	23,965,000
Total assets	$487,848,000	$336,257,000
Liabilities and equity
Liabilities
Accounts payable	$1,504,000	$860,000
Accrued expenses and other liabilities	9,064,000	8,648,000
Accrued salaries and benefits	10,721,000	4,401,000
Deferred tax liability	25,871,000	15,439,000
Notes payable	24,783,000	26,133,000
Borrowings under line of credit	27,750,000	10,000,000
Mortgage loans payable	35,249,000	23,968,000
Convertible subordinated debt	—	27,472,000
Junior subordinated debentures	40,000,000	40,000,000
Total liabilities	174,942,000	156,921,000
Equity
Cumulative Preferred stock, $0.0001 par value, 1,000,000 shares authorized, $1,000 per share liquidation preference:
6.00% Series A, 100,000 and 0 shares issued and outstanding as of December 31, 2010 and 2009, respectively, mandatorily convertible on May 19, 2015	—	—
6.452% Series B, 32,550 and 0 shares issued and outstanding as of December 31, 2010 and 2009, respectively, mandatorily convertible on November 18, 2018	—	—
Common stock, $0.0001 par value, 125,000,000 and 80,000,000 shares authorized, 41,291,596 and 41,177,658 shares issued and 40,179,906 and 41,177,658 shares outstanding as of December 31, 2010 and 2009, respectively	4,000	4,000
Additional paid-in capital	284,669,000	155,878,000
Retained earnings	17,777,000	18,829,000
Accumulated other comprehensive income	9,043,000	2,603,000
Shares held in treasury at cost, $0.0001 par value, 1,111,690 and 0 held as of December 31, 2010 and 2009, respectively	(11,301,000)	—
Total Kennedy-Wilson Holdings, Inc. stockholders’ equity	300,192,000	177,314,000
Noncontrolling interests	12,714,000	2,022,000
Total equity	312,906,000	179,336,000
Total liabilities and equity	$487,848,000	$336,257,000
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year ended December 31,
	2010	2009	2008
Revenue
Management and leasing fees	$8,913,000	$9,026,000	$10,671,000
Management and leasing fees—related party	12,417,000	10,138,000	8,380,000
Commissions	6,359,000	4,204,000	5,906,000
Commissions—related party	5,375,000	727,000	4,295,000
Sale of real estate	3,937,000	52,699,000	—
Sale of real estate—related party	9,535,000	6,698,000	—
Rental and other income	4,000,000	2,743,000	2,973,000
Total revenue	50,536,000	86,235,000	32,225,000
Operating expenses
Commission and marketing expenses	3,186,000	3,411,000	2,827,000
Compensation and related expenses	38,155,000	24,789,000	21,292,000
Merger-related compensation and related expenses	2,225,000	12,468,000	—
Cost of real estate sold	2,714,000	36,179,000	—
Cost of real estate sold—related party	8,812,000	5,752,000	—
General and administrative	11,314,000	6,351,000	6,074,000
Merger-related general and administrative	—	3,652,000	—
Depreciation and amortization	1,618,000	1,122,000	920,000
Rental operating expense	1,913,000	1,148,000	1,458,000
Total operating expenses	69,937,000	94,872,000	32,571,000
Equity in joint venture income	10,548,000	8,019,000	10,097,000
Interest income from loan pool participations and notes receivable	11,855,000	—	—
Operating income (loss)	3,002,000	(618,000)	9,751,000
Non-operating income (expense)
Interest income	192,000	102,000	221,000
Interest income—related party	662,000	400,000	341,000
Remeasurement gain	2,108,000	—	—
Gain on early extinguishment of mortgage debt	16,670,000	—	—
Loss on early extinguishment of corporate debt	(4,788,000)	—	—
Interest expense	(7,634,000)	(13,174,000)	(8,596,000)
Other than temporary impairment	—	(328,000)	(445,000)
Income (loss) before (provision for) benefit from income taxes	10,212,000	(13,618,000)	1,272,000
(Provision for) benefit from income taxes	(3,727,000)	3,961,000	(605,000)
Net income (loss)	6,485,000	(9,657,000)	667,000
Net income attributable to the noncontrolling interests	(2,979,000)	(5,679,000)	(54,000)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	3,506,000	(15,336,000)	613,000
Preferred stock dividends and accretion of issuance costs	(4,558,000)	—	—
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(1,052,000)	(15,336,000)	613,000
Other comprehensive income, net of tax	6,440,000	2,601,000	240,000
Total comprehensive income (loss)	$5,388,000	$(12,735,000)	$853,000
Basic income (loss) per share attributable to Kennedy-Wilson Holdings, Inc. coommon shareholders	$(0.03)	$(0.57)	$0.03
Weighted average shares outstanding for basic (loss) income per share	38,978,272	26,891,304	22,892,498
Diluted income (loss) per share attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(0.03)	$(0.57)	$0.03
Weighted average shares outstanding for diluted (loss) income per share	38,978,272	26,891,304	24,310,299
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statement of Equity

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Stock	Interests	Total
Balance, January 1, 2008	—	$—	21,370,370	$2,000	$9,975,000	$47,118,000	$(238,000)	$—	$219,000	$57,076,000
Issuance of common stock	—	—	5,598,982	1,000	52,353,000	—	—	—	—	52,354,000
Issuance of common stock - exercise of stock options	—	—	42,785	—	93,000	—	—	—	—	93,000
Repurchase of common stock	—	—	(624,938)	—	(6,170,000)	—	—	—	—	(6,170,000)
Amortization of equity compensation	—	—	—	—	1,015,000	—	—	—	—	1,015,000
Discount on convertible subordinated debt	—	—	—	—	2,813,000	—	—	—	—	2,813,000
Other comprehensive loss:
Foreign currency translation, net of tax of $160,000	—	—	—	—	—	—	240,000	—	—	240,000
Dividends paid	—	—	—	—	—	(2,264,000)	—	—	—	(2,264,000)
Net income	—	—	—	—	—	613,000	—	—	54,000	667,000
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	482,000	482,000
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(504,000)	(504,000)
Balance, December 31, 2008	—	—	26,387,199	3,000	60,079,000	45,467,000	2,000	—	251,000	105,802,000
Effect of Merger on common stock	—	—	12,820,215	1,000	89,006,000	—	—	—	—	89,007,000
Issuance of common stock - exercise of stock options	—	—	55,449	—	59,000	—	—	—	—	59,000
Repurchase of common stock	—	—	(442,648)	—	(3,690,000)	—	—	—	—	(3,690,000)
Stock compensation expense	—	—	—	—	3,857,000	—	—	—	—	3,857,000
Common stock issued under 2009 Equity Participation Plan	—	—	2,357,443	—	—	—	—	—	—	—
2009 Equity Participation Plan replacement payment	—	—	—	—	(1,500,000)	—	—	—	—	(1,500,000)
Other comprehensive loss:
Foreign currency translation, net of tax of $1,472,000	—	—	—	—	—	—	2,407,000	—	—	2,407,000
Unrealized loss on marketable security, net of tax of $129,000	—	—	—	—	—	—	194,000	—	—	194,000
Dividends paid	—	—	—	—	—	(3,235,000)	—	—	—	(3,235,000)
Additional shares to pre-Merger preferred shareholders	—	—	—	—	7,879,000	(7,879,000)	—	—	—	—
Accretion of common stock beneficial conversion	—	—	—	—	188,000	(188,000)	—	—	—	—
Net (loss) income	—	—	—	—	—	(15,336,000)	—	—	5,679,000	(9,657,000)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	6,804,000	6,804,000
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(10,712,000)	(10,712,000)
Balance, December 31, 2009	—	—	41,177,658	4,000	155,878,000	18,829,000	2,603,000	—	2,022,000	179,336,000
Issuance of preferred stock, net of issuance costs of $256,000	132,550	—	—	—	132,294,000	—	—	—	—	132,294,000
Repurchase of 1,111,690 common shares	—	—	(1,111,690)	—	—	—	—	(11,301,000)	—	(11,301,000)
Repurchase and retirement of warrants	—	—	—	—	(11,500,000)	—	—	—	—	(11,500,000)
Stock compensation expense	—	—	—	—	7,666,000	—	—	—	—	7,666,000
Common stock issued under 2009 Equity Participation Plan	—	—	113,938	—	428,000	—	—	—	—	428,000
Other comprehensive income:
Foreign currency translation, net of tax of $4,269,000	—	—	—	—	—	—	6,434,000	—	—	6,434,000
Unrealized gain on marketable security, net of tax of $5,000	—	—	—	—	—	—	6,000	—	—	6,000
Preferred stock dividends paid	—	—	—	—	—	(4,533,000)	—	—	—	(4,533,000)
Accretion of preferred stock issuance costs	—	—	—	—	25,000	(25,000)	—	—	—	—
Extinguished beneficial conversion feature on convertible debt	—	—	—	—	(122,000)	—	—	—	—	(122,000)
Net income	—	—	—	—	—	3,506,000	—	—	2,979,000	6,485,000
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	10,955,000	10,955,000
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,242,000)	(3,242,000)
Balance, December 31, 2010	132,550	$—	40,179,906	$4,000	$284,669,000	$17,777,000	$9,043,000	$(11,301,000)	$12,714,000	$312,906,000
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$6,485,000	$(9,657,000)	$667,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain from sale of real estate	(1,223,000)	(16,520,000)	—
Gain from sale of real estate—related party	(723,000)	(946,000)	—
Gain on early extinguishment of debt	(16,670,000)	—	—
Loss on early extinguishment of debt	4,788,000	—	—
Remeasurement gain	(2,108,000)	—	—
Note receivable and accrued interest forgiven in Merger	—	4,281,000	—
Depreciation and amortization	1,618,000	1,122,000	920,000
Provision for deferred income taxes	6,158,000	4,497,000	3,372,000
Amortization of deferred loan costs	262,000	917,000	658,000
Amortization of beneficial conversion of convertible subordinated debt	168,000	285,000	—
Equity in joint venture income	(10,548,000)	(8,019,000)	(10,097,000)
Accretion of interest income on loan pool participations and notes receivable	(11,855,000)	—	—
Amortization of deferred compensation	—	1,543,000	1,015,000
Stock compensation expense	8,094,000	2,314,000	—
2009 Equity Participation Plan replacement payment	—	(1,500,000)	—
Other than temporary impairment on available-for-sale security, net of tax	—	194,000	—
Change in assets and liabilities:
Accounts receivable	(1,039,000)	204,000	3,144,000
Accounts receivable—related party	(2,784,000)	381,000	(3,521,000)
Income tax receivable	6,848,000	(4,480,000)	(2,368,000)
Operating distributions from joint ventures	5,931,000	514,000	294,000
Operating distributions from loan pool participation	266,000	—	—
Other assets	1,432,000	(2,893,000)	(1,339,000)
Accounts payable	644,000	501,000	(374,000)
Accrued expenses and other liabilities	93,000	410,000	1,816,000
Accrued salaries and benefits	6,320,000	1,626,000	(4,450,000)
Income taxes payable	—	—	(4,406,000)
Net cash provided by (used in) operating activities	2,157,000	(25,226,000)	(14,669,000)
Cash flows from investing activities:
Additions to notes receivable	(25,636,000)	(500,000)	—
Settlements of notes receivable	8,438,000	302,000	26,000
Additions to notes receivable—related party	(5,914,000)	(8,774,000)	(300,000)
Settlements of notes receivable—related party	8,721,000	2,935,000	6,000
Additions to notes receivable from sale of real estate	—	(2,663,000)	—
Settlements of notes receivable from sale of real estate	—	1,858,000
Net proceeds from sale of real estate held for sale	3,639,000	58,027,000	5,181,000
Net proceeds from sale of real estate—related party	9,548,000	—	—
Purchases of and additions to real estate	(23,764,000)	(35,800,000)	(41,460,000)
Assets acquired in merger	—	89,181,000	—
Distributions from joint ventures	10,177,000	2,374,000	12,903,000
Contributions to joint ventures	(83,891,000)	(37,933,000)	(73,129,000)
Contributions to loan pool participation	(16,154,000)	—	—
Net cash (used in) provided by investing activities	(114,836,000)	69,007,000	(96,773,000)
Cash flow from financing activities:
Borrowings under notes payable	4,250,000	37,059,000	20,161,000
Repayment of notes payable	(5,600,000)	(32,114,000)	(8,973,000)
Borrowings under lines of credit	48,250,000	20,500,000	47,957,000
Repayment of lines of credit	(30,500,000)	(24,000,000)	(39,457,000)
Borrowings under mortgage loans payable	20,016,000	30,286,000	30,316,000
Repayment of mortgage loans payable	(24,735,000)	(35,866,000)	(10,852,000)
Issuance of convertible subordinated debt	—	—	30,000,000
Repayment of convertible subordinated debt	(32,550,000)	—	—
Debt issue costs	(644,000)	(798,000)	(518,000)
Issuance of preferred stock	132,294,000	—	—
Issuance of common stock	—	59,000	52,447,000
Repurchase of common stock	(11,301,000)	(3,690,000)	(6,170,000)
Repurchase of warrants	(11,500,000)	—	—
Dividends paid	(4,533,000)	(3,235,000)	(2,264,000)
Contributions from noncontrolling interests	10,955,000	6,804,000	482,000
Distributions to noncontrolling interests	(3,242,000)	(10,712,000)	(504,000)
Net cash provided by (used in) financing activities	91,160,000	(15,707,000)	112,625,000
Effect of currency exchange rate changes on cash and cash equivalents	10,703,000	3,879,000	400,000
Net change in cash and cash equivalents	(10,816,000)	31,953,000	1,583,000
Cash and cash equivalents, beginning of year	57,784,000	25,831,000	24,248,000
Cash and cash equivalents, end of year	$46,968,000	$57,784,000	$25,831,000
Supplemental disclosure of non-cash investing activities:
Unrealized loss on marketable security, net of tax of $5,000 and $129,000, respectively	$11,000	$194,000	$—
Acretion of preferred stock issuance costs	25,000	—	—
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (continued)

During 2010, as a result of the consolidation of two joint venture investments and a subsequent deconsolidation of one of those entities, accounts receivable increased by $171,000, real estate increased by $28,464,000, investment in joint ventures increased by $3,292,000, other assets increased by $3,174,000, accrued expenses and other liabilities increased by $323,000 and mortgage loan payable increased by $32,670,000.
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

Supplemental cash flow information:
	Year ended December 31,
	2010	2009	2008
Cash paid (received) during the year for:
Interest	$8,400,000	$11,618,000	$6,945,000
Interest capitalized	$790,000	$—	$999,000
Income taxes	$25,000	$(4,130,000)	$4,000,000
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

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

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION—The consolidated financial statements include the accounts of Kennedy-Wilson and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, Kennedy-Wilson evaluates its relationships with other entities to identify whether they are variable interest entities as defined by FASB Accounting Standards Codification (ASC) Subtopic 810 – Consolidation and to assess whether it is the primary beneficiary of such entities. If the determination is made that Kennedy-Wilson is the primary beneficiary, then that entity is consolidated into the consolidated financial statements in accordance with Consolidations ASC Subtopic 810-10. The ownership of the other interest holders of consolidated subsidiaries is reflected as noncontrolling interests.
USE OF ESTIMATES—The preparation of the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosure about contingent assets and liabilities, and reported amounts of revenues and expenses. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
REVENUE RECOGNITION—Revenue primarily consists of management fees, performance fees, commission revenue and sales of real estate.
Management fees are primarily comprised of property management fees, base asset management fees, and acquisition fees. Property management fees are earned for managing the operations of real estate assets and are based on a fixed percentage of the revenues generated from the respective real estate assets. Base asset management fees are earned from limited partners of funds Kennedy-Wilson sponsors and are generally based on a fixed percentage of committed capital or net asset value. These fees are recognized as revenue ratably over the period that the respective services are performed. Acquisition fees are earned for identifying and closing investments on behalf of investors and are based on a fixed percentage of the acquisition price. Acquisition fees are recognized upon the successful completion of an acquisition after all required services have been performed.
Performance fees or carried interest are allocated to the general partner or special limited partner of Kennedy-Wilson's real estate funds based on the cumulative fund performance to date that are subject to preferred return to the limited partners. At the end of each reporting period, Kennedy-Wilson calculates the performance fee that would be due to the general partner and special limited partner interests for a fund, pursuant to the fund agreement, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2010, 2009 and 2008

Performance Fee to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or (b) negative performance that would cause the amount due to the Kennedy-Wilson to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner. Substantially all of the carried interest is recognized in equity in joint venture income and in certain instances the performance fees are recognized in management and leasing fees in our consolidated statement of operations and comprehensive income (loss).
Commissions primarily consist of auction and real estate sales commissions and leasing commissions. In the case of auction and real estate sales commissions, the revenue is generally recognized when escrow closes. In accordance with the guidelines established for Reporting Revenue Gross as a Principal versus Net as an Agent in the ASC Subtopic 605-45, Kennedy-Wilson records commission revenues and expenses on a gross basis. Of the criteria listed in the Subtopic 605-45, Kennedy-Wilson is the primary obligor in the transaction, does not have inventory risk, performs all or part of the service, has credit risk, and has wide latitude in establishing the price of services rendered and discretion in selection of agents and determination of service specifications. Leasing fees that are payable upon tenant occupancy, payment of rent or other events beyond Kennedy-Wilson's control are recognized upon the occurrence of such events.
Sales of real estate are recognized at the close of escrow when title to the real property passes to the buyer and there is no continuing involvement in the real property. Kennedy-Wilson follows the requirements for profit recognition as set forth by the Sale of Real Estate ASC Subtopic 360-20.
INVESTMENTS IN JOINT VENTURES—Kennedy-Wilson has a number of joint venture interests, generally ranging from 5% to approximately 50%, that were formed to acquire, manage, and/or sell real estate. Investments in joint ventures which Kennedy-Wilson does not control are accounted for under the equity method of accounting as Kennedy-Wilson can exercise significant influence, but does not have the ability to control the joint venture. An investment in a joint venture is recorded at its initial investment and is increased or decreased by Kennedy-Wilson’s share of undistributed income or loss and less distributions. A decline in the value of an investments in a joint venture that is other than temporary is recognized when evidence indicates that such a decline has occurred in accordance with Equity Method Investments ASC Subtopic 323-10.
Profits on the sale of real estate held by joint ventures in which Kennedy-Wilson has continuing involvement are deferred until such time that the continuing involvement has been resolved and all the risks and rewards of ownership have passed to the buyer. Profit on sales to joint ventures in which Kennedy-Wilson retains an equity ownership interest results in partial sales treatment in accordance with Sale of Real Estate ASC Subtopic 360-20, thus deferring a portion of the gain as a result of Kennedy-Wilson’s continuing ownership percentage in the joint ventures.
Kennedy-Wilson has two investments in joint ventures, KW Property Fund III, L.P. (KW Fund III) and SG KW Venture I, LLC (the Funds) that are investment companies under the Investment Companies ASC Subtopic 946-10. Thus, the Funds reflect their investments at fair value, with unrealized gains and losses resulting from changes in fair value reflected in earnings. Kennedy-Wilson has retained the specialized accounting for the Funds pursuant to Retention of Specialized Accounting for Investments in Consolidation ASC Subtopic 810-10 in recording its equity in joint venture income from the Funds.
FAIR VALUE MEASUREMENTS—Kennedy-Wilson accounts for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis under the provisions of Fair Value Measurements ASC Subtopic 820-10. Subtopic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
GOODWILL—Goodwill results from the difference between the purchase price and the fair value of net assets acquired based upon the purchase method of accounting for business combinations. In accordance with Accounting for Goodwill ASC Subtopic 350-20, goodwill is reviewed for impairment on an annual basis. In testing for impairment, goodwill is assigned to the reporting unit based upon the amount of goodwill generated at the time of acquisition of the businesses by the reporting unit. An earnings multiple appropriate to the respective reporting unit is applied to the cash basis net operating income of the reporting unit. This process enables an approximation of the reporting unit’s value, which is then compared to the net book value of the reporting unit. As a result of the evaluation performed as described above, Kennedy-Wilson has determined that there was no impairment of goodwill as of December 31, 2010, 2009 and 2008.
CASH AND CASH EQUIVALENTS—Cash and cash equivalents consist of cash and all highly liquid investments purchased with maturities of three months or less.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2010, 2009 and 2008

LONG-LIVED ASSETS—Kennedy-Wilson reviews its long-lived assets (excluding goodwill) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Impairment of Long-Lived Assets ASC Subtopic 360-10. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are presented separately in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of the assets to be disposed of classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

INVESTMENTS IN LOAN POOL PARTICIPATIONS AND NOTES RECEIVABLE—Interest income from investments in loan pool participations and notes receivable acquired with deteriorated credit quality are recognized on a level yield basis under the provisions of Loans and Debt Securities Acquired with Deteriorated Credit Quality ASC Subtopic 310-30, where a level yield model is utilized to determine a yield rate which, based upon projected future cash flows, accretes interest income over the estimated holding period. When the future cash flows of a note cannot be reasonably estimated, cash payments are applied to the cost basis of the note until it is fully recovered before any interest income is recognized.
FAIR VALUE OF FINANCIAL INSTRUMENTS—The estimated fair value of financial instruments is determined using available market information and appropriate valuation methodologies. Considerable judgment, however, is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.

NONCONTROLLING INTERESTS—Noncontrolling interests are reported within equity as a separate component of Kennedy-Wilson's equity in accordance with Noncontrolling Interests in Consolidated Financial Statements ASC Subtopic 810-10. Revenues, expenses, gains, losses, net income or loss, and other comprehensive income are reported in the consolidated statement of operations and comprehensive income (loss) at the consolidated amounts and separately stated are amounts attributable to noncontrolling interests.
CAPITALIZED INTEREST—Kennedy-Wilson capitalizes interest in accordance with Capitalization of Interest Cost ASC Subtopic 835-20 for assets that are undergoing development or entitlement activities in preparation for their planned principal operations. For qualifying equity investments, interest is capitalized in accordance with Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for Under the Equity Method ASC Subtopic 835-20. An appropriate interest rate is applied to Kennedy-Wilson’s cash investment in the qualifying asset. The interest is credited against interest expense and added to the basis in the investment. Interest is capitalized when the development or entitlement activity commences and ceases when the investment has begun its planned principal operations.
GUARANTEES—Kennedy-Wilson has certain guarantees associated with loans secured by assets held in various joint venture investments. The maximum potential amount of future payments (undiscounted) Kennedy-Wilson could be required to make under the guarantees was $28 million and $35 million at December 31, 2010 and 2009, respectively. The guarantees expire through 2011 and Kennedy-Wilson’s performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sales proceeds of the asset. Based upon Kennedy-Wilson’s evaluation of guarantees under Estimated Fair Value of Guarantees ASC Subtopic 460-10, the estimated fair value of guarantees made as of December 31, 2010 and 2009 is immaterial.
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
EARNINGS PER SHARE—Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed based upon the weighted average number of shares of common stock and potentially dilutive securities outstanding during the periods presented. The dilutive impact of potentially dilutive securities including unvested shares, convertible securities and warrants which were outstanding during the period calculated by the “treasury stock” method.

REPURCHASE OF EQUITY INSTRUMENTS—Upon the decision to retire repurchased equity instruments, Kennedy-

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2010, 2009 and 2008

Wilson records the retirement as a reduction to additional paid in capital.
SHARE-BASED PAYMENT ARRANGEMENTS—Kennedy-Wilson accounts for its share-based payment arrangements under the provisions of Share-Based Payments ASC Subtopic 718-10. Compensation cost for employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the share-based award that is ultimately settled in equity of Kennedy-Wilson. The cost of employee services is recognized over the period during which an employee provides service in exchange for the share-based payment award. Share-based payment arrangements that vest ratably over the requisite service period are recognized on the straight-line basis and performance awards that vest ratably are recognized on a tranche by tranche basis over the performance period. Unrecognized compensation costs for share-based payment arrangements that have been modified are recognized over the original service or performance period.

FAIR VALUE OPTION—Kennedy-Wilson accounts for financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with changes in fair value reported in earnings in accordance with the provisions of Fair Value Measurements and Disclosures ASC Subtopic 820-10.
INCOME TAXES—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In accordance with Accounting for Uncertainty in Income Taxes ASC Subtopic 740-10, Kennedy-Wilson recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
Kennedy-Wilson records interest related to unrecognized tax benefits in interest expense and penalties in selling, general, and administrative expenses.
RECENT ACCOUNTING PRONOUNCEMENTS—In December 2010, the FASB issued Accounting Standards Codification (ASC) Update No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Kennedy-Wilson expects that the adoption of ASU 2010-29 will not have a material impact on its consolidated financial statements.
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
In January 2010, the FASB issued Accounting Standards Codification (ASC) Update No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, to improve disclosure requirements related to Fair Value Measurements and Disclosures – Subtopic 820. Update No. 2010-06 is effective for interim and annual reporting periods ending after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010. Update No. 2010-06 was adopted on January 1, 2010, and there is no material impact to the accompanying consolidated financial statements. Additionally, Kennedy-Wilson has adopted the disclosures requirements about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements.
RECLASSIFICATIONS—Certain balances included in prior years' financial statements have been reclassified to conform with current year presentation.

NOTE 3—BUSINESS COMBINATIONS
Prospect Acquisition Corp.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2010, 2009 and 2008

On November 13, 2009, KWI merged with Prospect, a blank check company formed for the purpose of acquiring control of, through a merger, capital stock exchange, asset acquisition, reverse capitalization, stock purchase, reorganization or other similar business combination, one or more operating businesses or assets in the financial services industry (the "Merger"). The resulting merged entity is KWH which continues the business operations of KWI, including all of their personnel and management. Consequently, the Merger achieved Prospect’s business combination purpose while providing $89 million in cash for KWH to take immediate actions to acquire real estate and loans secured by real estate in the distressed real estate markets in the United States and abroad.
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
Effective with the Merger, common stockholders of KWI received as consideration 20.4 million shares of Prospect’s common stock and preferred stockholders of KWI received as consideration 5.6 million shares of Prospect’s common stock, for an aggregate consideration of 26.0 million shares of Prospect common stock. In addition, 2.5 million shares of Prospect common stock were reserved for issuance to employees, non-employees and management of Kennedy-Wilson pursuant to an equity compensation plan adopted by Prospect’s board of directors and approved by Prospect’s stockholders on November 13, 2009. Upon completion of the Merger, Prospect shareholders were granted 12.8 million shares of KWH, with a fair value of $89 million, resulting in 31% ownership in the combined company Kennedy-Wilson. The net assets received from Prospect were $89 million of cash, no material liabilities were assumed, and no other identifiable intangible assets were acquired. Because the value of the consideration given to Prospect equals the fair value of the net identifiable assets, no goodwill was recorded from the Merger.
Merger related costs (in millions and included in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2009:

Compensation and related	$12.5
General and administrative	3.6
Total	$16.1

The amount of Prospect revenue and earnings included in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2009 and the revenue and earnings of the combined entity had the acquisition date been January 1, 2009 and January 1, 2008, are as follows:

Unaudited, in 000’s, except for per share amounts	Revenue	Net Income Attributable to Kennedy-Wilson common shareholders	Earnings Per Share
Actual Prospect from November 13, 2009—December 31, 2009	$20	$16	$—
Supplemental pro forma from January 1, 2009—December 31, 2009	86,295	3,323	0.09
Supplemental pro forma from January 1, 2008—December 31, 2008	36,034	1948	0.05
This unaudited pro forma financial information is not intended to represent or be indicative of what would have occurred if the transaction had taken place on the dates presented and is not indicative of what Kennedy-Wilson’s actual results of

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2010, 2009 and 2008

operations would have been had the acquisition been completed at the beginning of the periods indicated above.
Fairways 340, LLC
In June 2010, Kennedy-Wilson acquired its partners interest to obtain 100% of the interest in Fairways 340, LLC ("Fairways") that was previously accounted for under the equity method. The assets, liabilities, and results of the operations of Fairways at the date of acquisition were consolidated at fair value and direct costs of the business combination have been charged to operations in the period that such costs were incurred in accordance with Business Combinations ASC Subtopic 805-10. Kennedy-Wilson had a 49.83% ownership interest and equity with a fair value of $8.9 million before the combination and the combination was considered to be achieved in stages. As a result of remeasuring its basis at fair value (utilizing an income approach) upon the combination, Kennedy-Wilson recorded a remeasurement gain in the amount of $2.1 million in the accompanying consolidated statement of operations and comprehensive income (loss).
Subsequently, in October 2010, Kennedy-Wilson sold a controlling interest in Fairways to KW Fund III (of which KWH owns an 11.62% interest in) retaining a direct 50% ownership interest. The sale, which was considered in substance a sale of real estate, resulted in a gain of $0.7 million, after deferral of $0.1 million for the retained ownership interest, which is included in the accompanying consolidated statements of operations and comprehensive income (loss). During the period in which Fairways was consolidated, Kennedy-Wilson recorded $1.2 million in rental revenue, $0.6 million in rental and other expenses, $0.4 million in depreciation expense, and $0.3 million in interest expense in the accompanying consolidated statement of operations and comprehensive income (loss). At December 31, 2010, Fairways is presented as an equity method investment in joint venture.

NOTE 4—NOTES RECEIVABLE
Notes receivable consists of the following:

	December 31,
	2010	2009
Note receivable, fixed interest rate of 10%, interest only, due December 2011, secured by personal property	$485,000	$500,000
Note pool acquired with deteriorated credit quality consisting of loans secured by collateral located in Southern California, and Las Vegas, Nevada with various interest rates and maturities. (see additional discussion below)	18,402,000	—
Note receivable, fixed interest rate of 8%, interest only, due May 2012, secured by personal guarantees of borrowers	1,000,000	—
Note receivable, fixed interest rate of 12%, interest only, due September 2012	377,000	—
Other	—	41,000
Total notes receivable	20,264,000	541,000
Note receivable from a joint venture investment, fixed interest rate of 10%, principal and accrued interest, secured by deed of trust, repaid in 2010	—	805,000
Note receivable from a joint venture investment, fixed interest rate of 10% payments due from positive NOI, otherwise principal and accrued interest secured by deed of trust, repaid in 2010	—	1,352,000
Note receivable from a joint venture investment, fixed interest rate of 15%, principal and accrued interest due December 2011, secured by deed of trust	2,898,000	4,487,000
Note receivable from a joint venture investment, fixed interest rate of 10%, principal and accrued interest due December 2011	939,000	—
Total notes receivable from related parties	3,837,000	6,644,000
	$24,101,000	$7,185,000
In 2010, Kennedy-Wilson entered into an arrangement to purchase a pool of loans or notes receivable with deteriorated credit quality from a bank for $25.3 million. Kennedy-Wilson expects to accrete $4.3 million in interest income on the notes

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2010, 2009 and 2008

receivable over the estimated collection period. The amount contractually due under the terms of the notes as of December 31, 2010 is $33.3 million. Contractual payments of principal and interest of $0.1 million are due monthly. During the year ended December 31, 2010, Kennedy-Wilson has accreted $2.4 million as interest income on the notes receivable in the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2010, the assets and debt related to the notes receivable are $18.4 million and $15.0 million (see Note 13), respectively.

NOTE 5—REAL ESTATE
Kennedy-Wilson’s investment in real estate includes the following:

	December 31,
	2010	2009
Office building in Japan	$9,279,000	$8,375,000
House in Kona, Hawaii	8,724,000	8,724,000
204-unit residential apartment complex in Lompoc, California	25,780,000	25,707,000
2,700 acres of ranch land in Oahu, Hawaii	36,726,000	—
Residential land in Kona, Hawaii	4,101,000	—
Other	2,097,000	845,000
	86,707,000	43,651,000
Less: Accumlated depreciation	(4,006,000)	(3,070,000)
Total	$82,701,000	$40,581,000
During 2010, Kennedy-Wilson acquired a controlling interest and assumed the debt of a 2,700 acre ranch in Hawaii. The purchase price of the controlling interest combined with previously capitalized investments made by Kennedy-Wilson and the $16.0 million payoff of debt at a discount resulted in the new basis consolidated in the amount of $36.7 million as of December 31, 2010. The ranch is currently being developed for its intended use. As such, $0.8 million of avoidable interest has been capitalized to the project.
During 2010, Kennedy-Wilson purchased a note from a bank for $5.3 million secured by a house in Kona, Hawaii. The borrower subsequently transferred the deed to Kennedy-Wilson in lieu of a foreclosure. In addition, the borrower paid Kennedy-Wilson $0.2 million and issued an unsecured promissory note in the amount of $1.0 million.
During 2008, Kennedy-Wilson sold its interest in an entity that owned an office building located in Glendora, California for $1,488,000. The sale resulted in a gain of $564,000, which is included in rental and other income in the accompanying consolidated statements of income and comprehensive income (loss). Kennedy-Wilson continues to provide management services to the property and therefore it is not included in discontinued operations.

NOTE 6—REAL ESTATE AVAILABLE FOR SALE
In 2009, Kennedy-Wilson acquired a 149-unit condominium project located in Los Angeles, California. The project was purchased for the purposes of resale and was classified as held for sale at the date of acquisition. During 2009, Kennedy-Wilson sold 138 units with a historical cost basis of $34.4 million for a gain of $16.5 million. During 2010, Kennedy-Wilson sold the 11 remaining units with a historical cost basis of $2.5 million for a gain of $1.2 million.

NOTE 7—INVESTMENTS IN JOINT VENTURES
Kennedy-Wilson has a number of joint venture interests, generally ranging from 5% to approximately 50%, that were formed to acquire, manage, and/or sell real estate. Kennedy-Wilson has significant influence over these entities, but not voting or other control and, accordingly, these investments are accounted for under the equity method.
Summarized financial data of the joint ventures is as follows:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2010, 2009 and 2008

	December 31, 2010
	KW Residential, LLC	Greater than 20% (1)	10% - 20% (2)	Other	Total
Balance sheets for equity method investments:
Assets
Cash and restricted cash	$26,792,000	$25,248,000	$396,000	$25,647,000	$78,083,000
Real estate	609,430,000	215,473,000	119,252,000	1,787,396,000	2,731,551,000
Other	10,571,000	7,056,000	28,583,000	183,125,000	229,335,000
Total assets	$646,793,000	$247,777,000	$148,231,000	$1,996,168,000	$3,038,969,000

Liabilities
Debt	$338,228,000	$81,544,000	$66,198,000	$1,351,208,000	$1,837,178,000
Other	18,457,000	4,219,000	3,273,000	44,454,000	70,403,000
Total liabilities	356,685,000	85,763,000	69,471,000	1,395,662,000	1,907,581,000
Partners’ capital
Kennedy Wilson	108,265,000	35,807,000	36,182,000	76,713,000	256,967,000
Other partners	181,843,000	126,207,000	42,578,000	523,793,000	874,421,000
Total partners’ capital	290,108,000	162,014,000	78,760,000	600,506,000	1,131,388,000
Total liabilities and partners’ capital	$646,793,000	$247,777,000	$148,231,000	$1,996,168,000	$3,038,969,000

	December 31, 2009
	KW Residential, LLC	Other	Total
Balance sheets for equity method investments:
Assets
Cash and restricted cash	$32,343,000	$18,721,000	$51,064,000
Real estate	548,927,000	1,759,495,000	2,308,422,000
Other	12,965,000	169,622,000	182,587,000
Total assets	$594,235,000	$1,947,838,000	$2,542,073,000

Liabilities
Debt	$307,877,000	$1,045,862,000	$1,353,739,000
Other	11,618,000	51,234,000	62,852,000
Total liabilities	319,495,000	1,097,096,000	1,416,591,000
Partners’ capital
Kennedy Wilson	91,276,000	87,766,000	179,042,000
Other partners	183,464,000	762,976,000	946,440,000
Total partners’ capital	274,740,000	850,742,000	1,125,482,000
Total liabilities and partners’ capital	$594,235,000	$1,947,838,000	$2,542,073,000

Total investments are comprised of the following:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2010, 2009 and 2008

	Year ended December 31, 2010
	KW Residential, LLC	Greater than 20% (1)	10% - 20% (2)	Other	Total
Equity method	$108,265,000	$35,807,000	$36,182,000	$76,713,000	$256,967,000
Unrealized gain on fair value option	—	—	7,384,000	—	7,384,000
	108,265,000	35,807,000	43,566,000	76,713,000	264,351,000
Cost method	—	—	—	2,535,000	2,535,000
Total Investments	$108,265,000	$35,807,000	$43,566,000	$79,248,000	$266,886,000

	Year ended December 31, 2009
	KW Residential, LLC	Other	Total
Equity method	$91,276,000	$87,766,000	$179,042,000
Unrealized gain on fair value option		4,907,000	4,907,000
	91,276,000	92,673,000	183,949,000
Cost method	—	1,303,000	1,303,000
Total Investments	$91,276,000	$93,976,000	$185,252,000

	Year ended December 31, 2010
	KW Residential, LLC	Greater than 20% (1)	10% - 20% (2)	Other	Total
Statements of income:
Revenues	$34,784,000	$24,059,000	$11,214,000	$130,884,000	$200,941,000
Depreciation	11,857,000	4,461,000	2,369,000	38,143,000	56,830,000
Interest	12,235,000	6,177,000	3,041,000	45,765,000	67,218,000
Other expenses	15,920,000	18,695,000	5,968,000	71,702,000	112,285,000
Total expenses	40,012,000	29,333,000	11,378,000	155,610,000	236,333,000
Gains on extinguishment of debt	—	9,092,000	—	4,734,000	13,826,000
Net (loss) Income	$(5,228,000)	$3,818,000	$(164,000)	$(19,992,000)	$(21,566,000)
Net income allocation:
Kennedy Wilson	$(1,670,000)	$7,238,000	$2,856,000	$(353,000)	$8,071,000
Other partners	(3,558,000)	(3,420,000)	(3,020,000)	(19,639,000)	(29,637,000)
Net (loss) income	$(5,228,000)	$3,818,000	$(164,000)	$(19,992,000)	$(21,566,000)

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2010, 2009 and 2008

	Year ended December 31, 2009			Year ended December 31, 2008
	KW Residential, LLC	Other	Total	KW Residential LLC	Other	Total
Statements of income:
Revenues	$32,750,000	$140,119,000	$172,869,000	$28,323,000	$173,146,000	$201,469,000
Depreciation	12,021,000	36,221,000	48,242,000	5,413,000	40,155,000	45,568,000
Interest	14,828,000	51,764,000	66,592,000	12,936,000	51,689,000	64,625,000
Other expenses	17,361,000	66,228,000	83,589,000	14,044,000	61,969,000	76,013,000
Total expenses	44,210,000	154,213,000	198,423,000	32,393,000	153,813,000	186,206,000
Gains on extinguishment of debt	28,320,000	—	28,320,000	—	—	—
Net (loss) Income	$16,860,000	$(14,094,000)	$2,766,000	$(4,070,000)	$19,333,000	$15,263,000
Net income allocation:
Kennedy Wilson	$5,949,000	$3,107,000	$9,056,000	$(694,000)	$4,812,000	$4,118,000
Other partners	10,911,000	(17,201,000)	(6,290,000)	(3,376,000)	14,521,000	11,145,000
Net (loss) income	$16,860,000	$(14,094,000)	$2,766,000	$(4,070,000)	$19,333,000	$15,263,000
—————
(1)    Investments in these joint ventures exceeds 20% of the total assets of Kennedy-Wilson as of December 31, 2010 or equity in income from the joint venture for the year ended December 31, 2010 exceeds 20% of Kennedy-Wilson's income from continuing operations before income taxes for the year ended December 31, 2010.
(2)    Investments in these joint ventures exceeds 10% of the total assets of Kennedy-Wilson at December 31, 2010 or equity in income from the joint venture for the year ended December 31, 2010 exceeds 10% of Kennedy-Wilson's income from continuing operations before income taxes for the year ended December 31, 2010.
Equity in joint venture income for the years ended December 31:

	2010	2009	2008
Net income allocation	$8,071,000	$9,056,000	$4,118,000
Unrealized gain on fair value option	2,477,000	(1,037,000)	5,979,000
	$10,548,000	$8,019,000	$10,097,000
In 2010, Kennedy-Wilson formed a new joint venture platform which provides for a capital commitment from a joint venture partner in the amount of $250 million with Kennedy-Wilson's capital commitment totaling $28 million. The commitment from the partner has a three-year investment period and each proposed investment within the platform is at the discretion of the joint venture partner. As of December 31, 2010, the partner has contributed $132.3 million of capital into three joint ventures. Through December 31, 2010, Kennedy-Wilson has contributed capital in the amount of $14.7 million, including $1.7 million of noncontrolling interests, into the three joint ventures. Of this amount, $12.7 million, including $1.3 million of noncontrolling interests, was used to buyout ownership interests from an existing joint venture partner in KW Residential, LLC ("KWR"). The remaining amount of $2.0 million, including $0.4 million of noncontrolling interests, was used to invest in new investments.
Additionally, during 2010, Kennedy-Wilson invested $14.2 million, including $4.4 million of noncontrolling interests, in six new joint ventures and recapitalized five joint ventures with $11.5 million, including $0.3 million of noncontrolling interests, to buyout ownership interests from existing joint venture partners.
Also, during 2010, Kennedy-Wilson made $31.0 million in additional contributions to existing joint venture investments. Of this amount $17.4 million was used by several joint ventures to pay down and/or refinance existing debt, which resulted in $5.3 million of gains from the early extinguishment of debt that is included in equity in joint venture income in the accompanying consolidated statements of operations and comprehensive income (loss).
In 2010, Kennedy-Wilson received $16.1 million in distributions from its joint ventures, of which $5.9 million was from operations and $10.2 million was return of capital.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2010, 2009 and 2008

In 2010, Kennedy-Wilson recognized $10.1 million in gains from foreign currency translation adjustments from its investment in KWR. The foreign currency gain is included in other comprehensive income, net of deferred income taxes of $4.1 million in the accompanying consolidated statements of income and comprehensive income (loss).
Kennedy-Wilson has determined that it has no investments in variable interest entities as of December 31, 2010 and had investments in two variable interest entities as of December 31, 2009 and has concluded that Kennedy-Wilson is not the primary beneficiary. As of December 31, 2009, the variable interest entities had assets totaling $132 million with Kennedy-Wilson’s exposure to loss as a result of its interests in these variable interest entities totaling $7.0 million related to its equity contributions. In addition, as of December 31, 2009, Kennedy-Wilson had $14.2 million in the form of loan guarantees that represented 20% of the mortgage loans of the underlying variable interest entities.
Investments in which Kennedy-Wilson does not have significant influence are accounted for under the cost method of accounting. As of December 31, 2010 and 2009, Kennedy-Wilson had five investments accounted for under the cost method with a carrying value totaling $2.5 million and $1.3 million, respectively.
Distributions in excess of Kennedy-Wilson’s basis in investments in joint ventures totaling $56,000 were deferred for the year ended December 31, 2008 due to continuing involvement in the real estate sold by the joint venture. Total deferred revenues and gains on sale of investments in joint ventures included in accrued expenses and other liabilities were $3,943,000 and $3,664,000 at December 31, 2010 and 2009, respectively.

NOTE 8—INVESTMENTS IN LOAN POOL PARTICIPATIONS
In 2010, Kennedy-Wilson, in partnership with a bank, acquired two loan portfolios totaling approximately $424.5 million in unpaid principal balance. The loan portfolios, which were acquired from a regional bank, are comprised of loans secured by residential, hotel, retail, office, land, multifamily and other assets predominantly located in Southern California. Kennedy-Wilson expects to accrete $21.9 million, including $4.1 million of noncontrolling interest, in interest income from loan pool participations over the estimated collection period. The amount contractually due under the terms of the notes as of December 31, 2010 is $306.7 million. Contractual payments of principal and interest of $1.1 million are due monthly. During 2010, Kennedy-Wilson recognized $9.3 million, including $1.4 million in noncontrolling interests, of interest income from loan pool participations and notes receivable in the accompanying consolidated statement of operations and comprehensive income (loss). Kennedy- Wilson’s investment balance was $25.2 million at December 31, 2010.

NOTE 9—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
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

The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2010

	Level 1	Level 2	Level 3	Total
Available for sale securities	$33,000	$—	$—	$33,000
Investments in joint ventures	—	—	34,654,000	34,654,000
	$33,000	$—	$34,654,000	$34,687,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2010, 2009 and 2008

The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2009

	Level 1	Level 2	Level 3	Total
Available for sale securities	$22,000	$—	$—	$22,000
Investments in joint ventures	—	—	19,590,000	19,590,000
	$22,000	$—	$19,590,000	$19,612,000
The following table presents changes in Level 3 investments for the years ended December 31:

	2010	2009	2008
Beginning balance	$19,590,000	$15,088,000	$22,000
Unrealized and realized gains	6,199,000	2,725,000	7,047,000
Purchases	10,795,000	1,956,000	8,019,000
Sales	(1,930,000)	(179,000)	—
Ending Balance	$34,654,000	$19,590,000	$15,088,000
The change in unrealized gains on level 3 investments during 2010, 2009 and 2008 for investments still held as of December 31, 2010, 2009 and 2008 was $6.2 million, $2.6 million, $7.0 million, respectively.
INVESTMENT IN INVESTMENT COMPANIES—Kennedy-Wilson records its investment in the Funds based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. The Funds report their investments in real estate at fair value based on valuations of the underlying real estate holdings and indebtedness securing the real estate. The valuations of real estate were based on management estimates of the real estate assets using an income approach. Increases in fair value for the Funds of $3.7 million, $3.8 million, and $1.1 million were recorded in equity in joint venture income in the consolidated statement of operations and comprehensive income (loss) for the years ended December 31, 2010, 2009 and 2008, respectively. The indebtedness securing the real estate and the investments in debt securities were valued, in part, based on third party valuations and management estimates also using an income approach. Kennedy-Wilson’s investment balance in the Funds was $20.6 million and $7.9 million at December 31, 2010 and 2009, respectively, which are included in investments in joint ventures in the accompanying consolidated balance sheet. As of December 31, 2010, Kennedy-Wilson has unfunded capital commitments to the Funds in the amounts of $3.3 million and $6.0 million, respectively.
FAIR VALUE OPTION—Kennedy-Wilson has elected the fair value option for two investments in joint venture entities that were acquired during 2009. Kennedy-Wilson elected to record these investments at fair value to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. The increase, decrease, and increase in fair value for these investments of $2.5 million, $1.0 million, and $6.0 million were recorded in equity in joint venture income in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2010, 2009, and 2008, respectively. Kennedy-Wilson determines the fair value of these investments based upon the income approach, utilizing estimates of future cash flows, discount rates and liquidity risks.
FAIR VALUE OF FINANCIAL INSTRUMENTS—The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities, accrued salaries and benefits, deferred and accrued income taxes, and income tax receivable approximate fair value due to their short-term maturities. The carrying value of notes receivable (excluding related party notes receivable as they are presumed not to be an arm’s length transaction) approximate fair value as they are negotiated based upon the fair value of loans with similar characteristics. Bank lines of credit and debt approximate fair value as the terms are comparable to the terms currently being offered to Kennedy-Wilson.

NOTE 10—OTHER ASSETS
Office furniture and equipment and leaseholds improvements are carried at cost. The office furniture and equipment are depreciated over a period of three to ten years and the leasehold improvements are amortized over their estimated useful lives or the lease term, whichever is shorter. Other assets consist of the following:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2010, 2009 and 2008

	December 31,
	2010	2009
Office furniture and equipment	$3,020,000	$1,404,000
Less: Accumulated depreciation	(661,000)	(837,000)
	2,359,000	567,000
Prepaid expenses	3,316,000	4,316,000
Loan fees, net of accumulated amortization of $467,000 and $1,213,000 at December 31, 2010 and 2009, respectively	1,629,000	1,248,000
Deposits and other, net of accumulated amortization of $23,000 and $54,000 at December 31, 2010 and 2009, respectively	1,546,000	874,000
	$8,850,000	$7,005,000
Depreciation and amortization expense related to the above depreciable assets was $279,000, $209,000, and $256,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 11—NOTES PAYABLE
Notes payable were incurred primarily in connection with the acquisition of joint venture investments and include the following:

	December 31,
	2010	2009
Note payable, interest payable monthly, $467,000 monthly principal payments,variable interest rate at the lenders base rate, 4% at December 31, 2010, unsecured, due August 2014	$20,533,000	$26,133,000
Note payable, fixed interest rate of 5%, interest payable monthly, unsecured, due November 2011	4,250,000	—
	$24,783,000	$26,133,000
Kennedy-Wilson is required to comply with debt covenants for its borrowings under the $20.5 million outstanding loan amount. The covenants include a tangible net worth, minimum liquidity, debt service coverage ratio, and a requirement to be profitable. At December 31, 2010, Kennedy-Wilson was in compliance with all covenants.
The aggregate maturities of notes payable subsequent to December 31, 2010 are: $9,850,000 in 2011, $5,600,000 in 2012, $5,600,000 in 2013, and $3,733,000 in 2014.

NOTE 12—BORROWINGS UNDER LINES OF CREDIT
In July 2010, Kennedy-Wilson entered into a new unsecured revolving credit facility with US Bank and East West Bank, which effectively increased its existing revolving credit facility from $30 million to $75 million, extended the maturity date to August 2013, and established an interest rate floor of 4% . The facility is available for acquisitions and working capital. The facility bears interest at rates ranging from LIBOR plus 2.50% to LIBOR plus 3.00%, with a floor of 4%. During 2010, the average outstanding borrowings under the facility was $16.3 million with the high and low outstanding balances being $27.8 million and $0, respectively. During 2009, the average outstanding borrowings under the previous facility was $19.1 million with the high and low outstanding balances being $26.0 million and $10.0, respectively. The borrowings under this facility had interest rates ranging from 3.23% to 4.00% and 3.25% to 4.50% during the years ended December 31, 2010 and 2009, respectively. The principal amount outstanding under this facility was $27.8 million as of December 31, 2010 and $10.0 million as of December 31, 2009.
Kennedy-Wilson’s ability to borrow under this facility is subject to compliance with certain financial covenants, including maximum balance sheet leverage and fixed charge coverage ratios. As of December 31, 2010 and 2009, Kennedy-Wilson was in compliance with the covenants.

NOTE 13—MORTGAGE LOANS PAYABLE

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2010, 2009 and 2008

	December 31,
	2010	2009
Mortgage loan payable, variable interest rate of 1-month LIBOR plus 1.25% (1.51% at December 31, 2010), interest payable monthly, due January 2012, secured by multi-family property	$17,497,000	$20,740,000
Mortgage loan payable, variable interest rate of long-term prime lending rate plus 3.50% (4.80 % at December 31, 2010), prime rate adjusts in April and August, interest and principal paid monthly, balance due October 2012, secured by office building	2,784,000	2,778,000
Mortgage loan payable, variable interest rate of 1.00% over prime, interest due quarterly, principal due based on release prices for settled loans, unpaid principal due upon maturity on May 2013	14,968,000	—
Mortgage loan payable, variable interest rate of prime, repaid in 2010	—	450,000
	$35,249,000	$23,968,000
During 2010, Kennedy-Wilson assumed debt secured by a project in Hawaii (see Note 5) of $32.7 million and simultaneously settled the note for $16.0 million, resulting in a gain on early extinguishment of debt in the amount of $16.7 million (net of closing costs).
The aggregate maturities of mortgage loans payable subsequent to December 31, 2010 are: $311,000 in 2011, $19,970,000 in 2012, and $14,968,000 in 2013.

NOTE 14—CONVERTIBLE SUBORDINATED DEBT
In July 2010, Kennedy-Wilson extinguished its convertible subordinated debt with a face value of $30.0 million for $32.5 million. The convertible subordinated debt was originally issued with a beneficial conversion feature and the carrying value of the convertible subordinated debt on the day of extinguishment was $27.7 million, net of the unamortized beneficial conversion of $2.3 million. The intrinsic value of the beneficial conversion feature was measured at $0.1 million on the day of extinguishment and was recorded as a reduction to additional paid in capital. The difference between the extinguishment amount and the carrying value of $4.8 million is included in the accompanying consolidated statement of operations and comprehensive income (loss) as a loss on early extinguishment of debt.

NOTE 15—JUNIOR SUBORDINATED DEBENTURES
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
Kennedy-Wilson is required to be in compliance with certain financial covenants, including maximum balance sheet leverage and fixed charge coverage ratios. As of December 31, 2010, Kennedy-Wilson was in compliance with the covenants.

NOTE 16—RELATED PARTY TRANSACTIONS
In 2010, in connection with the acquisition of third-party partners’ ownership interest in various joint venture investments, Kennedy-Wilson acquired the interests of various related party entities consisting of management and directors of Kennedy-Wilson for their net investments totaling $3.0 million.
During 2010, a noncontrolling entity comprised of Kennedy-Wilson executives co-invested $1.3 million with Kennedy-Wilson in the entity that invested in the venture that acquired a partial interest in KWR.
In 2010, Kennedy-Wilson sold a 50% ownership interest in Fairways and its entire 5% interest in another joint venture to

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2010, 2009 and 2008

KW Fund III in which it also has an ownership interest of 11.62% and is the general partner. The gain recognized on the sale of Fairways in the amount of $0.7 million is included in the accompanying consolidated statements of operations and comprehensive income (loss). The gain recognized on the sale of the 5% joint venture interest in the amount of $0.6 million is included in equity in income of joint ventures in the accompanying consolidated statements of operations and comprehensive income (loss). Gains on the sale of Fairways and the 5% joint venture interest were deferred in the amount of $0.2 million and are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
In 2010, the firm of Kulik, Gottesman & Mouton Ltd. was paid $177,000 for legal services provided by the firm and $43,000 for director’s fees for Kent Mouton, a partner in the firm and a member of Kennedy-Wilson’s Board of Directors, respectively. For 2009, the amounts were $366,000 and $25,000, respectively. For 2008, the amounts were $286,000 and $30,000, respectively. For the year ended December 31, 2009, Mr. Mouton received a payment of $10,000 upon the termination of the 2009 Equity Participation Plan. (See Note 19)
The firm of Solomon, Winnett & Rosenfield was paid $234,000, $219,000, and $194,000 for income tax services provided by the firm during the years ended December 31, 2010, 2009, and 2008, respectively. Jerry Solomon is a partner in the firm and a member of Kennedy-Wilson’s Board of Directors. For the years ended December 31, 2010, 2009, and 2008, Mr. Solomon was paid director’s fees in the amounts of $40,000, $22,000, and $29,000, respectively. For the year ended December 31, 2009, Mr. Solomon received a payment of $10,000 upon the termination of the 2009 Equity Participation Plan. (See Note 19)
In 2009, Kennedy-Wilson sold its ownership interest in two consolidated land projects to KW Fund III in which it also had an ownership interest of 7.64%. The gains recognized on the sale of these two ownership interests totaled $946,000 and are included in the accompanying consolidated statements of operations and comprehensive income (loss). Gains on the sale of the joint venture interests were deferred in the amount of $44,000 and are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
In 2008, Kennedy-Wilson sold its ownership interest in three joint venture investments to KW Fund III in which it also had an ownership interest of 7.64%. The gains recognized on the sale of these three ownership interests totaled $1,409,000 and are included in equity in income of joint ventures in the accompanying consolidated statements of operations and comprehensive income (loss). Gains on the sale of the joint venture interests were deferred in the amount of $56,000 and are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
In 2009, Kennedy-Wilson entered into a seven-year lease with an affiliate of a shareholder for its corporate offices in Beverly Hills, California commencing in January 2010 . In 2010, Kennedy-Wilson amended the lease to provide for the rental of additional square footage. As of December 31, 2010, the future minimum lease payments under this agreement are as follows:

Year
2011	$1,206,000
2012	1,244,000
2013	1,282,000
2014	1,321,000
2015	1,361,000
Thereafter	1,403,000
Total minimum payments	$7,817,000
Rental expense under this arrangement totaled $986,000 for the year ended December 31, 2010.
Kennedy-Wilson received fees and other income from affiliates and entities in which Kennedy-Wilson holds ownership interests in the following amounts:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2010, 2009 and 2008

	Year ended December 31,
	2010	2009	2008
Property management and leasing fees	$12,417,000	$10,138,000	$8,380,000
Commissions	5,375,000	727,000	4,295,000
Sale of real estate	9,535,000	6,698,000	—
Total related party revenue	$27,327,000	$17,563,000	$12,675,000
In 2010, Kennedy-Wilson received reimbursement from KWR for payroll and services in the amount of $222,000 and $599,000, respectively. For 2009 and 2008, Kennedy-Wilson was paid $273,000 and $270,000, respectively, for payroll and $147,000 and $139,000, respectively, for consulting services.

NOTE 17—INCOME TAXES
The (benefit from) provision for income taxes consists of the following:

	Year ended December 31,
	2010	2009	2008
Current
Federal	$(2,450,000)	$(9,461,000)	$(2,416,000)
State	18,000	228,000	(351,000)
	(2,432,000)	(9,233,000)	(2,767,000)
Deferred
Federal	5,583,000	5,987,000	2,905,000
State	576,000	(715,000)	467,000
	6,159,000	5,272,000	3,372,000
Total	$3,727,000	$(3,961,000)	$605,000
A reconciliation of the statutory federal income tax rate of 34% with Kennedy-Wilson’s effective income tax rate is as follows:

	Year ended December 31,
	2010	2009	2008
Tax computed at statutory rate	$3,472,000	$(4,630,000)	$414,000
State income taxes, net of federal benefit	393,000	(681,000)	69,000
Non-vested stock expense	—	525,000	375,000
Capitalized transaction costs	—	528,000	—
Adjustment to investment basis	—	954,000	—
Extinguishment of debt	818,000	—	—
Noncontrolling interest and other	(956,000)	(657,000)	(253,000)
Provision for (benefit from) income taxes	$3,727,000	$(3,961,000)	$605,000
The following summarizes the effect of deferred income tax items and the impact of “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2010, 2009 and 2008

	Year ended December 31,
	2010	2009
Deferred tax assets:
Accrued reserves	$196,000	$194,000
Stock option expense	1,714,000	309,000
Net operating loss carryforward and credits	9,145,000	1,236,000
Hedging transactions	1,032,000	—
Marketable securities	289,000	294,000
Accrued bonuses	—	456,000
Total deferred tax assets	12,376,000	2,489,000
Deferred tax liabilities:
Depreciation and amortization	6,644,000	6,366,000
Prepaid expenses and other	814,000	1,096,000
Investment basis and reserve differences	21,701,000	3,040,000
Accrued payroll	—	—
Unrealized gain on fair value option	—	3,639,000
Foreign currency translation	6,773,000	1,472,000
Capitalized interest	2,315,000	2,315,000
Total deferred tax liabilities	38,247,000	17,928,000
Net deferred tax liability	$25,871,000	$15,439,000
Based upon the level of historical taxable income and projections for future taxable income over the periods which Kennedy-Wilson’s gross deferred tax assets are deductible, management believes it is more likely than not Kennedy-Wilson will realize the benefits of these deductible differences as of December 31, 2010.
Management has considered the likelihood and significance of possible penalties associated with Kennedy-Wilson's current and intended filing positions and has determined, based on its assessment, that such penalties, if any, would not be expected to be material.
Kennedy-Wilson’s federal income tax returns remain open to examination for the tax years 2007 through 2010. Kennedy-Wilson is currently under examination for 2008 and 2009.

NOTE 18—COMMITMENTS AND CONTINGENCIES
Future minimum lease payments under scheduled operating leases that have initial or remaining noncancelable terms in excess of one year are as follows:

Year
2011	$1,865,000
2012	1,579,000
2013	1,425,000
2014	1,396,000
2015	1,397,000
Thereafter	1,403,000
Total minimum payments	9,065,000
Net rental expense amounted to $2.2 million, $2.0 million, and $1.6 million for the years ended December 31, 2010, 2009, and 2008, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income (loss).
EMPLOYMENT AGREEMENTS—Kennedy-Wilson has entered into employment agreements with its Chief Executive Officer and its Chief Executive Officer of the Commercial Investment Group, which provide for annual base compensation in

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2010, 2009 and 2008

the aggregate amounts of $950,000 and $750,000, respectively, and expire in December 2019 and January 2014, respectively. The employment agreements provided for the payment of cash bonuses, in connection with the Merger, in the amounts of $4,850,000 and $2,000,000, respectively, and were paid in November 2009. Additionally, the employment agreements provide for cash bonuses of $2,425,000 and $1,000,000, respectively, based on Kennedy-Wilson's achievement of certain performance targets as described in the employment agreement and were paid on April 1, 2010 . The employment agreements also provide for the issuance of 556,875 shares of restricted stock to each officer that vest in equal amounts over five years provided certain performance targets are achieved (see Note 19). Also, in connection with the Merger, Kennedy-Wilson forgave a note, including principal and interest, due from its Chief Executive Officer in the total amount of $4,281,000. Additionally, the employment agreements provide for the payment of an annual discretionary bonus in an amount determined in the sole and absolute discretion of the Compensation Committee of the board of directors.
Kennedy-Wilson also has employment agreements with two other non-officer employees which provide for aggregate minimum annual compensation of $995,000 and expire in 2011 and 2014.
LITIGATION—Kennedy-Wilson is currently a defendant in certain routine litigation arising in the ordinary course of business. It is the opinion of management and legal counsel that the outcome of these actions will not have a material effect on the financial position or results of operations of Kennedy-Wilson.

NOTE 19—STOCK COMPENSATION PLANS
In March 2009, KWI adopted the 2009 Equity Participation Plan ("the Equity Plan") that allowed for the grant of up to 2,852,312 shares of common stock. KWI granted 1,426,156 performance awards and 1,426,156 service awards with an exercise price of $7.89. The performance and service awards were scheduled to vest ratably over a seven year period with settlement in shares of common stock of KWI. The option awards would have expired at the end of ten years. The Equity Plan allowed participants to settle vested awards with cash, a full recourse note, or net share settlement. Kennedy-Wilson determined the compensation expense to be recorded under the Equity Plan using the Black-Scholes-Merton option pricing model. The option pricing model inputs used to determine the grant date fair value of $10.3 million were an expected stock option term of 7 years, expected volatility of 43.4%, expected risk free rate of 2.5%, and no expected dividends. In November 2009, the Equity Plan was canceled and replaced by another 2009 Equity Participation Plan (the "New Equity Plan"). Upon termination of the Equity Plan, the board of directors of KWI approved a cash payment to option holders totaling $1.5 million.
On November 13, 2009, Kennedy-Wilson adopted the the New Equity Plan that allows for the grant of up to approximately 2.5 million shares of common stock. During 2010 and 2009, approximately 0.1 million and 2.4 million restricted share awards were granted to employees, respectively, which vest ratably over a five year period. Vesting of the restricted share awards is contingent upon the expected achievement of a performance target as of the initial vesting date of November 13, 2010 and each of the next four years thereafter. The performance targets were achieved for 2010. From inception of the plan through December 31, 2010, 467,781 shares have vested and been issued to participants and 18,562 shares have been forfeited. These restricted share awards are recognized as expense on a tranche by tranche basis over the five year performance period.
The cancellation and settlement of the Equity Plan along with the granting of new awards under the New Equity Plan was determined to be a plan modification. Therefore the aggregate compensation cost recognized as a result of the modification will be the remaining grant date fair value of the Equity Plan plus the incremental compensation cost resulting from the modification. The incremental compensation costs are measured as the grant date fair value of the restricted stock awards plus the cash paid to settle the Equity Plan awards less the fair value of the Equity Plan on the date of modification. Since, on the date of modification, the cumulative compensation cost recognized under the Equity Plan exceeded the cash paid to settle the award, no additional compensation costs were recorded as a result of the cash payment and it was recorded as a reduction to equity. The fair value of the Equity Plan on the date of modification was determined utilizing the Black-Scholes-Merton option pricing model. The option pricing model inputs used were an expected stock option term of 6.29 years, volatility of 41.9%, risk free interest rate of 2.95%, and no expected dividends.
As of December 31, 2010, there was $7.6 million of unrecognized compensation cost for the New Equity Plan related to unvested restricted shares and $6.2 million of unrecognized compensation cost for the Equity Plan. The cost for the New Equity Plan is expected to be recognized over a weighted average period of 2.0 years and the cost for the Equity Plan is expected to be recognized over a weighted average period of 3.1 years.
Compensation cost recognized for the years ended December 31, 2010 and 2009, was $8.1 million and $2.3 million, respectively, and is included in compensation and related expense in the accompanying statement of operations and comprehensive income (loss).

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2010, 2009 and 2008

The following table sets forth activity under the New Equity Plan:

Nonvested at January 1, 2009	—
Granted	2,357,443
Nonvested at December 31, 2009	2,357,443
Granted	132,500
Vested	(467,781)
Forfeited	(18,562)
Nonvested at December 31, 2010	2,003,600
KWI had the 1992 Incentive and Non-statutory Stock Option Plan ("1992 Incentive and Option Plan"), which included a Plan A and Plan B and the 1992 Non-Employee Director Stock Option Plan ("Plan C"). An aggregate of 6,465,239 shares of common stock were reserved for issuance under Plans A and B and 308,050 shares of common stock were reserved for issuance under Plan C.
During the year ended December 31, 2009, the last remaining 55,448 options granted under Plan C of the KWI’s 1992 Incentive and Option Plan were exercised. During the year ended December 31, 2008, the last remaining 42,785 options granted under Plan B of the 1992 Incentive and Option Plan were exercised.

The following table sets forth activity under the option plans:

	Options	Range of Exercise Prices	Weighted Average Exercise Price
Balance, January 1, 2008	98,233	$1.00 - $2.32	$1.55
Exercised	(42,785)	$2.17	$2.17
Balance, December 31, 2008	55,448	$1.00 - $2.32	$1.07
Granted	2,852,312	$7.89	$7.89
Exercised	(55,448)	$1.00 - $2.32	$1.07
Cancelled	(2,852,312)	$7.89	$7.89
Balance, December 31, 2009	—	—	—
During 2001 and 2002, KWI’s chairman and chief executive officer was granted a total of 6,465,239 shares of non-vested stock that were scheduled to vest over a period of eight to ten years. For the years ended December 31, 2009 and 2008, compensation expense was $1.5 million and $1.0 million, respectively, and is included in compensation and related expenses in the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2009 and 2008, the amount of non-vested shares deducted from additional paid-in capital was $0, and $1.5 million, respectively. During 2009, in connection with the Merger, the vesting of the remaining unvested shares was accelerated and the expense was included in compensation and related expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

NOTE 20—CAPITAL STOCK TRANSACTIONS
During 2010, Kennedy-Wilson repurchased 1,111,690 shares of its common stock at market for total consideration of $11,301,000. These shares are currently held in treasury.
During 2009 and 2008, Kennedy-Wilson acquired approximately 443,000 and 624,000 shares, respectively, of its common stock for total consideration of $3,690,000 and $6,170,000, respectively. These shares were subsequently retired.
During 2010, Kennedy-Wilson repurchased a total of 7,942,555 of its outstanding warrants for total consideration of $11,500,000. 9,807,445 of its warrants remain outstanding as of December 31, 2010. The warrants carry an exercise price of $12.50 with an expiration date of November 14, 2013. Kennedy-Wilson may call for redemption of the warrants in whole and not in part at a price of $0.01 per warrant if the share price of its common stock equals or exceeds $19.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2010, 2009 and 2008

holders, or upon not less than 30 days’ prior written notice of redemption to each warrant holder.
During 2010, Kennedy-Wilson issued two series of Convertible Cumulative Preferred stock (together “the Preferred Stock”), series A (100,000 shares) and series B (32,550 shares), for total proceeds less issuance costs of $99.8 million and $32.5 million, respectively. The series A Preferred Stock is convertible into common stock at any time at the option of the holder prior to May 19, 2015 at a price of $12.41 per share and is mandatorily convertible into common stock on May 19, 2015. The series B Preferred Stock is convertible into common stock at any time at the option of the holder prior to November 3, 2018 at a price of $10.70 per share and is mandatorily convertible into common stock on November 3, 2018. The series A and series B Preferred Stock have dividend rates of 6.0% and 6.452%, respectively, payable quarterly.
The certificate of designations of the Preferred Stock contain provisions that require Kennedy-Wilson to commence an offer to purchase all shares of the Preferred Stock at a purchase price in cash per share of Preferred Stock equal to $1,150 plus all accumulated and accrued dividends upon the occurrence of a fundamental change, defined as a change of control. The parties have agreed that a change of control is deemed to occur when any person or group other than the purchaser of the Preferred Stock and its affiliates, or any officer or director of Kennedy-Wilson as of the issue date of the Preferred Stock, acquires directly or indirectly voting control or direction over more than 35% of the voting control of Kennedy-Wilson for a period of seven consecutive days following the earlier of the date the company becomes aware of such acquisition and the date such person or group files a Schedule 13D. This change of control provision is within Kennedy-Wilson’s control as the Board of Directors, at its discretion, would be able to issue blank check Preferred Stock at any time for any reason which could dilute the person or group to below the 35% of the voting control threshold. As such, Kennedy-Wilson has concluded that the change of control is within the control of Kennedy-Wilson and therefore has classified the Preferred Stock as permanent equity in the accompanying consolidated balance sheets.
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
In 2008, before preferred shares were converted to common shares and the shares were recast to match the presentation of Prospect in connection with the Merger, KWI issued 53,000 shares of Series A Preferred Stock (the “Initial Preferred Stock”). The proceeds from the issuance of the Initial Preferred Stock were $52,354,000, net of expenses related to the offering totaling $646,000. The holders of the Initial Preferred Stock were entitled to receive dividends at a rate of 7% of the liquidation value of $1,000 per share, payable quarterly. The Initial Preferred Stock had a conversion price of $42 per share. In connection with the Merger the Initial Preferred Stock was converted to common stock and the conversion price was modified to $36 per share. The change in conversion price resulted in the issuance of additional shares to pre-merger preferred shareholders in the amount of $7,879,000. In addition, cash dividend payments to pre-Merger preferred shareholders for the years ended December 31, 2009 and 2008 were $3,235,000 and $2,264,000, respectively.

NOTE 21—EMPLOYEE BENEFIT ARRANGEMENTS
Kennedy-Wilson has a qualified plan under the provisions of Section 401(k) of the Internal Revenue Code. Under this plan, participants are able to make salary deferral contributions of up to 15% of their total compensation, up to a specified maximum. The 401(k) plan also includes provisions which authorize Kennedy-Wilson to make discretionary contributions. During 2010, 2009, and 2008, Kennedy-Wilson made matching contributions of $232,000, $32,000, and $6,000, respectively, to this plan and is included in compensation and related expenses in the accompanying consolidated statements of operations and comprehensive loss.

NOTE 22—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2010, 2009 and 2008

	Year ended December 31,
	2010	2009	2008
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(1,052,000)	$(15,336,000)	$613,000
Basic (loss) income per share attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(0.03)	(0.57)	0.03
Weighted average shares outstanding for basic (loss) income per share	38,978,272	26,891,304	22,892,498
Diluted (loss) income per share attributable to Kennedy-Wilson Holdings, Inc. common shareholders:	$(0.03)	$(0.57)	$0.03
Weighted average shares outstanding for diluted (loss) income per share	38,978,272	26,891,304	24,310,299
Weighted average common shares	38,978,272	26,891,304	22,892,498
Options and warrants	—	—	65,583
Non-vested stock	—	—	1,352,218
Total diluted shares	38,978,272	26,891,304	24,310,299
The dilutive shares from warrants, convertible securities, options and non-vested stock have not been included in the diluted weighted average shares as Kennedy-Wilson has a net loss available to common shareholders. There were a total of 0, 147,857 and 0 potentially dilutive securities as of December 31, 2010, 2009 and 2008, respectively.

NOTE 23—SEGMENT INFORMATION
Kennedy-Wilson's business is defined by two core segments: KW Services and KW Investments. KW Services provides a full array of real estate-related services to investors and lenders, with a strong focus on financial institution-based clients. KW Investments invests Kennedy-Wilson capital in multifamily, residential and office properties as well as loans secured by real estate. Kennedy-Wilson’s segment disclosure with respect to the determination of segment profit or loss and segment assets is based on these services and investments.
KW SERVICES—Kennedy-Wilson offers a comprehensive line of real estate services for the full life cycle of real estate ownership and investment to clients that include financial institutions, developers, builders and government agencies. Kennedy Wilson provides auction and conventional sales, property management, asset management, leasing, construction management, acquisitions, dispositions and trust services.
KW INVESTMENTS—Kennedy-Wilson, on its own and through joint ventures, is an investor in real estate, including multifamily, residential and office properties as well as loans secured by real estate.
Substantially all of the management fees and commissions – related party revenues were generated via intersegment activity for the years ended December 31, 2010, 2009 and 2008. The amounts representing investments with related parties and non-affiliates are included in the investments segment. No single external customer provided Kennedy-Wilson with 10% or more of its revenues during any period presented in these financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2010, 2009 and 2008

The following tables summarize the income and expense activity by segment for the year ended December 31, 2010 and total assets as of December 31, 2010.

	Services	Investments	Corporate	Consolidated
Management fees and commissions	$15,272,000	$—	$—	$15,272,000
Management fees and commissions - related party	17,792,000	—	—	17,792,000
Sale of real estate	—	3,937,000	—	3,937,000
Sale of real estate - related party	—	9,535,000	—	9,535,000
Rental and other revenue	—	4,000,000	—	4,000,000
Total revenue	33,064,000	17,472,000	—	50,536,000
Operating expenses	23,584,000	26,243,000	18,492,000	68,319,000
Depreciation and amortization	117,000	1,342,000	159,000	1,618,000
Total operating expenses	23,701,000	27,585,000	18,651,000	69,937,000
Equity in joint venture income	—	10,548,000	—	10,548,000
Income from loan pool participations and notes receivable	—	11,855,000	—	11,855,000
Total operating income (loss)	9,363,000	12,290,000	(18,651,000)	3,002,000
Interest income	—	—	192,000	192,000
Interest income - related party	—	—	662,000	662,000
Remeasurement gain	—	2,108,000	—	2,108,000
Gain on early extinguishment of debt	—	16,670,000	—	16,670,000
Loss on early extinguishment of debt	—		(4,788,000)	(4,788,000)
Interest expense	—	(676,000)	(6,958,000)	(7,634,000)
Income (loss) before provision for income taxes	$9,363,000	$30,392,000	(29,543,000)	10,212,000
Provision for income taxes			(3,727,000)	(3,727,000)
Net income			$(33,270,000)	$6,485,000
Total assets	$38,780,000	$400,519,000	$48,549,000	$487,848,000
Expenditures for long lived assets		$23,764,000		$23,764,000
All of the revenues included in the table above are attributable to the United States, except for $485,000 in rental revenue that is attributable to Japan. This rental revenue was generated from the office building in Japan that had a carrying value of $8,891,000 as of December 31, 2010. The only other activity outside the United States is conducted through Kennedy-Wilson’s equity method investment KWR (See Note 7).

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2010, 2009 and 2008

The following tables summarize the income and expense activity by segment for the year ended December 31, 2009 and total assets as of December 31, 2009.

	Services	Investments	Corporate	Consolidated
Management fees and commissions	$13,230,000	$—	$—	$13,230,000
Management fees and commissions - related party	10,865,000	—	—	10,865,000
Sale of real estate	—	52,699,000	—	52,699,000
Sale of real estate - related party	—	6,698,000	—	6,698,000
Rental and other revenue	—	2,717,000	26,000	2,743,000
Total revenue	24,095,000	62,114,000	26,000	86,235,000
Operating expenses	20,499,000	49,458,000	23,793,000	93,750,000
Depreciation and amortization	70,000	919,000	133,000	1,122,000
Total operating expenses	20,569,000	50,377,000	23,926,000	94,872,000
Equity in joint venture income	—	8,019,000	—	8,019,000
Total operating income (loss)	3,526,000	19,756,000	(23,900,000)	(618,000)
Interest income	—	—	102,000	102,000
Interest income - related party	—	—	400,000	400,000
Interest expense	—	(5,106,000)	(8,068,000)	(13,174,000)
Other than temporary impairment on available for sale security	—	(328,000)	—	(328,000)
Income (loss) before provision for income taxes	$3,526,000	$14,322,000	(31,466,000)	(13,618,000)
Benefit from income taxes			3,961,000	3,961,000
Net loss			$(27,505,000)	$(9,657,000)
Total assets	$30,600,000	$236,780,000	$68,877,000	$336,257,000
Expenditures for long lived assets		$35,800,000		$35,800,000
All of the revenues included in the table above are attributable to the United States, except for $483,000 in rental revenue that is attributable to Japan. This rental revenue was generated from the office building in Japan that had a carrying value of $8,145,000 as of December 31, 2009. The only other activity outside the United States is conducted through Kennedy-Wilson’s equity method investment KWR (See Note 7).

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2010, 2009 and 2008

The following tables summarize the income and expense activity by segment for the year ended December 31, 2008 and total assets as of December 31, 2008.

	Services	Investments	Corporate	Consolidated
Management fees and commissions	$16,577,000	$—	$—	$16,577,000
Management fees and commissions - related party	12,675,000	—	—	12,675,000
Rental and other revenue	—	2,973,000	—	2,973,000
Total revenue	29,252,000	2,973,000	—	32,225,000
Operating expenses	21,251,000	8,182,000	2,218,000	31,651,000
Depreciation and amortization	83,000	683,000	154,000	920,000
Total operating expenses	21,334,000	8,865,000	2,372,000	32,571,000
Equity in joint venture income	—	10,097,000	—	10,097,000
Total operating income (loss)	7,918,000	4,205,000	(2,372,000)	9,751,000
Interest income	—	—	221,000	221,000
Interest income - related party	—	—	341,000	341,000
Interest expense	—	(1,974,000)	(6,622,000)	(8,596,000)
Other than temporary impairment on available for sale security	—	—	(445,000)	(445,000)
Income (loss) before provision for income taxes	$7,918,000	$2,231,000	(8,877,000)	1,272,000
Provision for income taxes			(605,000)	(605,000)
Net loss			$(9,482,000)	$667,000
Total assets	$39,791,000	$175,368,000	$40,724,000	$255,883,000
Expenditures for long lived assets		$41,460,000		$41,460,000
All of the revenues included in the table above are attributable to the United States, except for $198,000 in rental revenue that is attributable to Japan. This rental revenue was generated from the office building in Japan that had a carrying value of $8,428,000 as of December 31, 2008. The only other activity outside the United States is conducted through Kennedy-Wilson’s equity method investment KWR (See Note 7).

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2010, 2009 and 2008

NOTE 24—UNAUDITED QUARTERLY INFORMATION

Year Ended December 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$10,826,000	$9,046,000	$11,773,000	$18,891,000
Operating expenses	14,871,000	12,509,000	17,647,000	24,910,000
Equity in joint venture (loss) income	657,000	(686,000)	5,191,000	5,386,000
Interest income from loan pool participations and notes receivable	651,000	3,090,000	4,209,000	3,905,000
Operating income (loss)	(2,737,000)	(1,059,000)	3,526,000	3,272,000
Non-operating (expenses) income	(1,833,000)	16,818,000	(6,842,000)	(933,000)
Income (loss) before provision for income taxes	(4,570,000)	15,759,000	(3,316,000)	2,339,000
(Provision for) benefit from income taxes	1,998,000	(5,950,000)	(383,000)	608,000
Net income (loss)	(2,572,000)	9,809,000	(3,699,000)	2,947,000
Net income attributable to noncontrolling interests	(568,000)	(591,000)	(1,215,000)	(605,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. shareholders	$(3,140,000)	$9,218,000	$(4,914,000)	$2,342,000
Preferred stock dividends and accretion of issuance costs	—	(720,000)	(1,804,000)	(2,034,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(3,140,000)	$8,498,000	$(6,718,000)	$308,000
Basic (loss) earnings per share	$(0.08)	$0.22	$(0.17)	$0.01
Diluted (loss) earnings per share	(0.08)	0.20	(0.17)	0.01

Year ended December 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$12,483,000	$6,817,000	$41,021,000	$25,914,000
Operating expenses	11,942,000	8,660,000	32,687,000	41,583,000
Equity in joint venture (loss) income	(192,000)	(269,000)	893,000	7,587,000
Operating income (loss)	349,000	(2,112,000)	9,227,000	(8,082,000)
Non-operating expenses	2,461,000	2,741,000	5,611,000	2,187,000
(Loss) income before provision for income taxes	(2,112,000)	(4,853,000)	3,616,000	(10,269,000)
Benefit from (provision for) income taxes	653,000	1,562,000	(251,000)	1,997,000
Net (loss) income	(1,459,000)	(3,291,000)	3,365,000	(8,272,000)
Net loss (income) attributable to noncontrolling interests	57,000	210,000	(3,325,000)	(2,621,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. shareholders	$(1,402,000)	$(3,081,000)	$40,000	$(10,893,000)
Basic (loss) earnings per share	$(0.06)	$(0.12)	$—	$(0.34)
Diluted (loss) earnings per share	(0.06)	(0.12)	—	(0.34)

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2010
(Dollars in thousands)

		Intial Cost		Costs Capitalized Subsequent to Acquisition		Gross Balance at December 31, 2010
Description	Encumbrances	Land	Building & Improvements	Improvements	Carrying Costs	Land	Building & Improvements	Total	Accumulated Depreciation	Depreciable Life in Years	Date of Construction	Date Acquired
Commerical
Commercial building, Tokyo, Japan	$2,784,000	$3,970,000	$3,230,000	$2,080,000	$—	$5,065,000	$4,215,000	$9,280,000	$(389,000)	37 yrs	2007	2008
Commercial building, Carlsbad, CA	—	495,000	257,000	—	—	495,000	257,000	752,000	—	37 yrs	1983	2010
Multifamily
204-unit Apartment building, Lompoc, CA	17,497,000	5,329,000	20,150,000	301,000	—	5,329,000	20,451,000	25,780,000	(3,387,000)	39 yrs	1986	2008
Residential
Single family home, Kona, Hi	—	4,111,000	4,250,000	363,000	—	4,474,000	4,250,000	8,724,000	(226,000)	39 yrs	2008	2008
Condominium unit, Seattle, Wa	—	—	500,000	—		—	500,000	500,000	—		2007	2010
Land
Single family home lot, Kona, Hi	4,250,000	4,101,000	—	—	—	4,101,000	—	4,101,000	—	N/A	N/A	2010
2700 acres, Oahu, Hi	—	31,741,000	3,753,000	431,000	—	32,060,000	4,665,000	36,725,000	(4,000)	N/A	1912	2010
Land, Kent, WA	—	733,000		112,000	—	845,000		845,000	—	N/A	N/A	2008
	$24,531,000	$50,480,000	$32,140,000	$3,287,000	$—	$52,369,000	$34,338,000	$86,707,000	$(4,006,000)
See accompanying report of independent registered public accounting firm.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2010, 2009, and 2008
(Dollars in thousands)

Changes in real estate for the years ended December 31 were as follows:

	For the year ended December 31,
	2010	2009
Balance at the beginning of period	$46,123,000	$50,883,000
Additions during the period:
Improvements	—	111,000
Acquisitions	52,228,000	35,689,000
Deductions during the period:
Dispositions	(11,644,000)	(40,560,000)
Balance at close of period	$86,707,000	$46,123,000

Changes in accumulated depreciation for the years ended December 31 were as follows:

	For the year ended December 31,
	2010	2009	2008
Balance at the beginning of period	$3,070,000	$2,156,000	$18,000
Additions during the period:
Depreciation expense	1,339,000	914,000	664,000
Deductions during the period:
Dispositions	(403,000)	—	1,474,000
Balance at close of period	$4,006,000	$3,070,000	$2,156,000

See accompanying report of independent registered public accounting firm.

Report of Independent Registered Public Accounting Firm
The Members
KW Residential, LLC:
We have audited the accompanying consolidated balance sheet of KW Residential, LLC and subsidiaries as of December 31, 2010, and the related consolidated statements of operations and comprehensive income, members' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KW Residential, LLC and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ KPMG AZSA LLC
Tokyo, Japan
March 11, 2011

Report of Independent Registered Public Accounting Firm
The Members
KW Residential, LLC:
We have audited the accompanying consolidated balance sheet of KW Residential LLC (a Delaware corporation) and subsidiaries, as of December 31, 2009, and the related consolidated statements of operations and comprehensive income, members' equity, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KW Residential LLC and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON TAIYO ASG
Tokyo, Japan
March 13, 2010

KW Residential, LLC and Subsidiaries
Consolidated Balance Sheets
December 31, 2010 and 2009

	December 31,
	2010	2009
Assets
Rental property, net	$609,430,001	$548,926,545
Cash and cash equivalents	5,216,811	14,491,228
Restricted cash	21,575,193	17,851,677
Accounts receivable	869,823	358,553
Other assets	9,700,612	12,607,394
Total assets	$646,792,440	$594,235,397
Liabilities and members' equity
Liabilities
Accounts payable and accrued expenses	7,204,729	7,357,935
Refundable tenant deposits	4,239,973	3,939,294
Debt and borrowings	338,227,939	307,877,381
Derivative liability	6,609,056	—
Income tax payable	381,691	73,292
Other liabilities	21,877	247,667
Total liabilities	356,685,265	319,495,569
Commitments and contingencies
Members' equity
Contributed capital	225,001,154	233,616,132
Accumulated surplus	7,554,192	12,040,418
Accumulated other comprehensive income	57,551,829	29,083,278
Total members' equity	290,107,175	274,739,828
Total liabilities and members' equity	$646,792,440	$594,235,397
The accompanying notes are an integral part of these consolidated financial statements.

KW Residential, LLC and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
Years Ended December 31, 2010, 2009 and 2008

	Year ended December 31
	2010	2009	2008

Revenue
Rental income	$34,515,674	$32,634,808	$28,278,928
Management fees	268,381	115,318	43,831
Total revenue	34,784,055	32,750,126	28,322,759
Operating Expenses
Property expenses	10,387,147	8,543,655	7,694,554
Compensation and related expenses	2,943,106	2,736,620	2,453,719
General and administrative expenses	2,202,892	2,132,458	2,621,865
Depreciation and amortization	11,115,370	12,020,989	5,413,136
Total operating expenses	26,648,515	25,433,722	18,183,274
Total operating income	8,135,540	7,316,404	10,139,485
Non-operating income (expense)
Interest expense	(12,234,711)	(14,828,431)	(12,936,440)
Gains on extinguishment of debt	—	28,319,523	—
Other	270,432	(3,984,175)	(897,904)
Income (loss) before provision (benefit) for income taxes	(3,828,739)	16,823,321	(3,694,859)
Provision (benefit) for income taxes	657,487	(36,694)	376,027
Net income (loss)	(4,486,226)	16,860,015	(4,070,886)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	35,077,607	(4,488,486)	32,600,961
Forward foreign currency loss	(6,609,056)	—	—
	28,468,551	(4,488,486)	32,600,961
Total comprehensive income	$23,982,325	$12,371,529	$28,530,075
The accompanying notes are an integral part of these consolidated financial statements.

KW Residential, LLC and Subsidiaries
Consolidated Statement of Members' Equity
For the three years ended December 31, 2010

	Contributed Capital	Accumulated Surplus (Deficit)	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2008	$37,593,058	$(748,711)	$970,803	$37,815,150
Capital contributions	140,439,095	—	—	140,439,095
Foreign currency translation gain	—	—	32,600,961	32,600,961
Net loss	—	(4,070,886)	—	(4,070,886)
Balance, December 31, 2008	178,032,153	(4,819,597)	33,571,764	206,784,320
Capital contributions	55,583,979	—	—	55,583,979
Foreign currency translation loss	—	—	(4,488,486)	(4,488,486)
Net income	—	16,860,015	—	16,860,015
Balance, December 31, 2009	233,616,132	12,040,418	29,083,278	274,739,828
Capital distributions	(8,614,978)	—	—	(8,614,978)
Foreign currency translation gain	—	—	35,077,607	35,077,607
Forward foreign currency loss	—	—	(6,609,056)	(6,609,056)
Net loss	—	(4,486,226)	—	(4,486,226)
Balance, December 31, 2010	$225,001,154	$7,554,192	$57,551,829	$290,107,175
The accompanying notes are an integral part of these consolidated financial statements.

KW Residential, LLC and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net (loss) income	$(4,486,226)	$16,860,015	$(4,070,886)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,115,370	12,020,989	5,413,136
Amortization of loan related costs	4,308,948	5,131,237	1,716,307
Gains on extinguishment of debt	—	(28,319,523)	—
Losses on transfer to rental properties from held for sale	—	3,009,702	—
Purchases of real estate held for sale	—	—	(24,471,106)
Change in assets and liabilities:
Accounts receivable	336,953	(106,930)	(72,914)
Other assets	(1,531,508)	3,376,906	(1,643,520)
Accounts payable and accrued expenses	(1,079,238)	1,557,978	(2,072,233)
Other liabilities	47,820	(2,149,564)	1,403,606
Net cash flow provided (used in) by operating activities	8,712,119	11,380,810	(23,797,610)
Cash flows from investing activities:
Payments for purchases of property and equipment	(423,673)	(133,118)	—
Collateral payments for derivative instruments	(1,149,788)	—	—
Net cash flow (used in) provided by investing activities	(1,573,461)	(133,118)	—
Cash flow from financing activities:
Debt and borrowings	—	75,810,977	242,127,664
Repayment of debt	(9,506,436)	(136,868,701)	(348,547,327)
Capital contributions	—	55,583,979	140,439,095
Capital distribution	(8,614,978)	—	—
Loan related costs	(178,419)	(1,570,986)	(5,424,553)
Net cash flow (used in) provided by financing activities	(18,299,833)	(7,044,731)	28,594,879
Effect of exchange rate changes on cash and cash equivalents	1,886,758	(236,551)	1,170,313
Net change in cash and cash equivalents	(9,274,417)	3,966,410	5,967,582
Cash and cash equivalents, beginning of year	14,491,228	10,524,818	4,557,236
Cash and cash equivalents, end of year	$5,216,811	$14,491,228	$10,524,818
Supplemental disclosure of cash paid for during the year:
Interest	$8,021,813	$9,535,128	$10,113,179
Income tax	93,721	486,713	1,012,938
Supplemental disclosure of non-cash transfers of real estate from held for sale to rental property	$—	$25,156,431	$313,557,739
The accompanying notes are an integral part of these consolidated financial statements.

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE 1-ORGANIZATION
        KW Residential, LLC, a Delaware limited liability company (the "Company"), was formed in August 2005 to acquire, operate, improve, and dispose of real estate assets. The Company was established with two members (1) Kennedy Wilson Overseas, Inc. and (2) Wachovia KW2, LLC. that held a 35% and 65% membership interest, respectively.  In September 2010, KWF Real Estate Venture I, LP acquired the 65% membership interest from Wachovia KW2, LLC. KWF Real Estate Venture I, LP is a Delaware registered limited partnership and is jointly owned by subsidiaries of Kennedy-Wilson Holdings, Inc. (10%) and Fairfax Financial Holdings Limited and affiliates (90%). The Company conducts its business through its Japanese subsidiaries, namely KW Investment Co. Ltd (“KWI”) and KIWI, KIWI 1, KIWI 2, KIWI 3, KIWI 4, KIWI 5, KIWI 6 and KIWI 7 (the "KIWI Entities"). The Company's investments include a portfolio of multifamily real estate properties that are held through the KIWI Entities comprising approximately 2,400 units in 50 properties, located primarily in Tokyo and surrounding areas. The Company, through KWI, also provides real estate services in Japan, including asset management and brokerage services to its own portfolio as well as to institutional investors, developers, and financial institutions.
NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        BASIS OF CONSOLIDATION-The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In addition, management evaluates the Company's relationships with other entities to identify whether they are variable interest entities and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements.
Certain subsidiaries use different fiscal year-ends from the Company's fiscal year-end of December 31. Material differences in intercompany transactions and accounts arising from the use of the different fiscal year-ends are adjusted in consolidation.
OPERATING CURRENCY-The functional currency of the Company is the U.S. dollar. The functional currency of the Company's wholly owned subsidiaries is the Japanese yen. The financial statements of the subsidiaries are translated into U.S. dollars by translating assets and liabilities at the closing exchange rate on the balance sheet date with translation adjustments reported directly in members' equity and income statement items at average exchange rates during the year. Individually material income and expense transactions are translated using the closing exchange rate in effect on the date the transaction is recognized.
        USE OF ESTIMATES-The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosure about contingent assets and liabilities, and reported amounts of revenues and expenses. Management evaluates its assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
        REVENUE RECOGNITION-Rental income from residents is recognized on a straight-line basis over the expected term of the leasing period, including any rent free months, which typically is two years. Up front payments received, such as “key money” are deferred and recognized over the expected lease period. Rental agreements are cancelable, by tenant, on one-month notice.
        CASH AND CASH EQUIVALENTS-Cash and cash equivalents consist of cash and all highly liquid investments purchased with initial maturities of three months or less. The Company maintains cash balances in excess of governmentally insured limits of 10 million yen that is equivalent to $123,000 as of December 31, 2010. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality.
        RESTRICTED CASH-Restricted cash consists of cash and cash equivalents that are restricted as to withdrawal or usage under the terms of certain contractual agreements.
During the ordinary course of business, the KIWI entities set up various trust accounts to manage their cash receipts and disbursements. As part of the trust agreements, these trusts are required to withhold the cash receipts and make the necessary disbursements before any surplus cash is made available to the KIWI Entities after a holding period of 3 months. In addition, these trusts also made disbursements to restricted cash accounts maintained with certain banks to meet the debt and borrowings obligations.
As of December 31, 2010, these trusts held cash of $11,768,091 that are restricted and not available for the KIWI Entities'

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

withdrawal or usage. These restricted cash will be available for their withdrawal or usage gradually over a period not exceeding three months. In addition, as of December 31, 2010, the restricted cash accounts maintained with certain banks had a balance of $9,807,102. Surpluses, if any, arising after meeting the debt and borrowings obligations will be made available for the KIWI Entities' withdrawal or usage.
ACCOUNTS RECEIVABLE-Accounts receivable due from tenants are recorded at the contractual amount as determined by the lease agreements with tenants and do not bear interest. The allowance for doubtful accounts is management's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. Management determines the allowance based on historical experience. Management reviews its allowance for doubtful accounts on a quarterly basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
        RENTAL PROPERTY- Land, building and structures, and machinery and equipment are carried at cost. Major maintenance and improvements are capitalized with minor replacements, maintenance and repairs charged to current operations in the periods incurred. Depreciation is computed on the straight-line method over the following estimated useful lives of the assets:

Buildings	31	to	46 years
Short-lived structures and others	2	to	19 years
Machinery and equipment	2	to	14 years

During 2009, certain rental property was reclassified from held for sale into held for use. The rental property was transferred into held for use at the lower of carrying amount or fair value less costs to sell. Upon transferring the rental property, the Company recorded an impairment loss of $3,009,702 for the year ended December 31, 2009 that is included in other expenses in the accompanying statements of operations and comprehensive income.
        LONG-LIVED ASSETS-Management reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset, or the asset group, to estimated undiscounted future cash flows expected to be generated by the asset. The determination of undiscounted future cash flows requires significant estimates made by management and considers the most likely expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could affect the determination of whether impairment exists. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or estimated fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the consolidated balance sheet.
During 2010 management performed impairment analysis on several properties due to deemed triggering events. Based on management's analysis, including assumptions about the length of the holding period until disposed, the estimated selling price and the current projected operating performance of the properties, management has concluded that no impairment of rental property existed as of December 31, 2010.
INCOME TAXES-Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. As of December 31, 2010, the Company has determined that there are no uncertain tax positions that would have a material impact on the Company's financial position or results of operations. Management of the Company does not expect material changes in uncertain tax positions within the next twelve months. As of December 31, 2010, the tax years 2005 through 2009 remain open for potential tax examination. The interest and penalties of back taxes arising from tax examinations are recognized as income tax expense.
FAIR VALUE MEASUREMENTS-The Company utilizes valuation techniques that maximize the use of observable

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
Level 1 - Unadjusted quoted prices in an active market for identical unrestricted assets and liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
Level 3 - Unobservable inputs that reflect the entity's own assumptions about the assumption market participants would use in the pricing of the asset or liability and are consequently not based on market activity but rather through particular valuation techniques.
DERIVATIVE FINANCIAL INSTRUMENTS-The Company recognizes all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated in hedging relationships, changes in the fair value are recognized in accumulated other comprehensive income, to the extent the derivative is effective at offsetting the changes in the item being hedged until the hedged item affects earnings.
For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. Management also formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives are highly effective. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, the cash flow hedge is dedesignated because a forecasted transaction is not probable of occurring, or management determines to remove the designation of the cash flow hedge.
In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and recognizes immediately in earnings gains and losses that were accumulated in other comprehensive income related to the hedging relationship.
For derivative instruments that are not designated as a hedging instrument, the Company records changes in fair value in statements of operations and comprehensive income in the period that they occur.
 DEFERRED FINANCING COSTS-The Company recognizes debt issuance costs on the balance sheet as deferred charges included in other assets and amortizes the balance over the term of the related debt. The Company classifies cash payments for debt issue costs as a financing activity in the consolidated statements of cash flows.
CORRECTION OF IMMATERIAL ERRORS-The 2009 statement of cash flow has been corrected to classify $13.9 million previously classified as cash and cash equivalents and $3.9 million previously classified as other assets as restricted cash.  The impact of this correction on the statement of cash flows is that cash provided by operating activities for 2009 increased by $1.4 million, beginning cash and cash equivalents decreased by $15.6 million, and ending cash and cash equivalents decreased by $13.9 million.  In addition, the impact of this correction on the 2008 statement of cash flows is that cash used in operating activities for 2008 increased by $6.1 million, beginning cash and cash equivalents decreased by $6.6 million, and ending cash and cash equivalents decreased by $15.6 million.
NOTE 3-EXTINGUISHMENT OF DEBT
The Company negotiated a discounted settlement of a note payable to Deutsche Bank due in May 2009 with an outstanding balance of $16,512,992. The discounted settlement resulted in a net gain from forgiveness of debt in the amount of $5,631,734 for the year ended December 31, 2009.
The Company negotiated a discounted settlement of a note payable to Morgan Stanley due in August 2010 in the amount of $114,628,821. The discounted settlement resulted in a net gain from forgiveness of debt in the amount of $22,687,789 for the year

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

ended December 31, 2009.
NOTE 4-RENTAL PROPERTY
The composition of rental property consisted of the following as of December 31:

	2010	2009
Land	$313,124,204	$273,764,235
Buildings and structures	324,441,661	290,020,861
Machinery and equipment and other	6,037,300	5,294,186
Less accumulated depreciation	(34,173,164)	(20,152,737)
Rental property, net	$609,430,001	$548,926,545
 Depreciation and amortization expense for rental property for the years ended December 31, 2010, 2009 and 2008 was $11,115,370, $12,020,989 and $5,413,136, respectively.
NOTE 5-FAIR VALUE MEASUREMENTS
The Company has financial instruments that are measured at fair value on a recurring basis. The Company previously used interest rate cap instruments to manage fluctuations in interest rates. On September 3, 2010, in order to manage currency fluctuations between the Company's functional currency ( U.S. dollar) and its wholly-owned subsidiaries' functional currency (Japanese yen), the Company entered into a forward foreign currency contract to hedge a portion of its net investment in its wholly owned subsidiaries.
The Company's interest rate caps are valued based on the net present value of expected future cash flows as determined by the counter-party and the forward foreign currency contract is valued based on the difference between the contract rate and the forward rate of the yen at maturity applied to the notional value in yen discounted at a market rate for similar risks. The Company has determined that based on an evaluation of the significance of each of the inputs used to value these instruments that they are considered level 2 in their entirety.
The fair values of derivative instruments held as of December 31, 2010 and 2009:

	Asset derivatives
	2010		2009
	B/S Location	Fair value	B/S Location	Fair value
Interest rate contracts	Other assets	$117,360	Other assets	$351,168

	Liability derivatives
	2010		2009
	B/S Location	Fair value	B/S Location	Fair value
Forward foreign exchange contract	Derivative liability	$6,609,056		—
As of December 31, 2010 the forward foreign exchange contract outstanding was:

Counterparty	Currency	Buy/Sell	Settlement date	In exchange for	Fair value	Unrealized gain (loss)
Deutsche Bank	10 billion yen	Sell	9/9/2013	$121.1 million	$(6,609,056)	$(6,609,056)
The Company's loss of $6,609,056 on the forward foreign currency contract is included in other comprehensive income in the accompanying consolidated statements of operations and comprehensive income as the forward foreign currency contract qualifies as a hedging instrument designated in a hedging relationship under ASC Topic 815. The interest rate cap contracts do not qualify as designated hedging instruments under ASC Topic 815 and accordingly, for the gains (losses) on those interest rate cap contracts, the Company recorded $(272,964), $239,251, and $656,798 in other non-operating income (expense) in the

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2010, 2009, and 2008, respectively.
NOTE 7-OTHER ASSETS
The composition of other assets consisted of the following as of December 31:

	2010	2009
Deposits for rented office	$336,991	$305,391
Consumption tax receivables	1,865,937	768,711
Deferred tax assets	302,191	511,709
Deferred loan costs	3,733,144	8,668,367
Derivative assets	117,360	351,168
Cash collateral placed for derivatives	1,149,788	—
Other	2,195,201	2,002,048
Total	$9,700,612	$12,607,394
NOTE 8-DEBT AND BORROWINGS
        Debt and borrowings were incurred in connection with refinancing of rental property currently in use, and includes the following as of December 31:

	2010	2009
Secured bond representing obligations to banks, due 2011 on lump sum payment with interest rate of 6 months TIBOR (rate 0.45% as of December 31, 2010) plus 0.30% per annum	$36,814,333	$32,573,290
Secured bond representing obligations to banks, due April 2011 lump-sum payment with interest rate of 3 months TIBOR (rate of 0.34% as of December 31, 2010) plus 1.64% per annum	49,231,336	47,226,884
Secured bond representing obligations to banks, due August 2011 on lump-sum payment with interest rate of TIBOR (rate of 0.34% as of December 31, 2010) plus 1.79% per annum	76,835,785	67,984,236
Secured loan representing obligations to bank, due May 2011 on lump-sum payment with interest rate of TIBOR (rate of 0.34% as of December 31, 2010) plus 0.65% per annum	20,386,641	19,476,343
Secured loan representing obligations to financial institution, due May 2011 on lump-sum payment with interest rate of (rate of 0.34% as of December 31, 2010) plus 4.50% per annum	11,270,004	10,103,827
Secured loan representing obligations to bank, due September 2011 on lump-sum payment with interest rate of TIBOR (rate 0.34% as of December 31, 2010) plus 0.80% per annum	34,360,044	30,401,737
Secured loan representing obligations to financial institution, September 2011 on lump-sum payment with interest rate of TIBOR (rate of 0.34% as of December 31, 2010) plus 6.00% annum	25,003,068	23,534,202
Secured bond representing obligations to banks, due March 2012 on lump-sum payment with interest rate of TIBOR (rate of 0.34% as of December 31, 2010) plus 2.99% per annum	11,802,491	11,566,004
Secured bond representing obligations to banks, due August 2014 on lump-sum payment with fixed interest rate of 3% per annum	5,368,758	5,293,160
Secured bond representing obligations to banks, due 2014 on lump-sum payment with interest rate of TIBOR (rate of 0.34% as of December 31, 2010) plus 2.99% per annum	67,155,479	59,717,698
Total	$338,227,939	$307,877,381

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

 As of December 31, 2010, certain rental property, with a net book value of $605,610,974, was pledged as collateral for certain debt obligations.
        The aggregate amounts of annual maturities of long-term debt as of December 31, 2010 are as follows:

2011	$255,189,713
2012	13,090,993
2013	1,288,502
2014	68,658,731
Total	$338,227,939

The debt and borrowing arrangements were entered into by certain of the Company's subsidiaries for the financing of rental property and include certain covenants with which the respective subsidiaries are required to be in compliance. Key covenants included ensuring that the respective outstanding loans do not exceed a certain percentage (ranging from 63 percent to 89 percent) of the fair value of the respective rental properties (LTV). In addition, these subsidiaries are required to generate sufficient operating cash flows to meet its loan obligations. This is commonly referred to as debt service coverage ratios (DSCR) and the respective subsidiaries are required to maintain DSCR of at least 1.25 to 1.75 to be in compliance with the loan covenants.
The respective subsidiaries were in compliance with all applicable covenants as of December 31, 2010 and 2009.
The respective subsidiaries intend to refinance those debt and borrowings that will be due in 2011, and are currently in the process of negotiation with various banks. Management does not expect any material difficulties in the finalization of those refinancing negotiations.
NOTE 9-INCOME TAXES
Provision (benefit) for income taxes for the years ended December 31, 2010, 2009 and 2008 consists of following:

	2010	2009	2008
Current	$387,830	$107,474	$398,495
Deferred	269,657	(144,168)	(22,468)
Total	$657,487	$(36,694)	$376,027
Other than the income tax obligations in Japan as explained below, the Company has no other foreign tax obligations. For U.S. federal tax purposes, KW Residential, LLC is considered to be a pass-through entity and all applicable U.S. taxes are the responsibility of the members. In addition, most of KIWI Entities are exempt from Japanese income taxes based on a permitted structure under Japanese tax legislation. Accordingly, the taxes recorded in these financial statements relate to the income taxes of certain Japanese subsidiaries applicable in Japan.
The significant components of deferred tax assets and liabilities as of December 31 are as follows:

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

	2010	2009
Deferred tax assets:
Tax loss carryforwards	$1,845,522	$13,937,621
Accrued enterprise taxes	26,848	—
Accrued expenses	30,559	105,855
Depreciation	211,642	46,169
Allowance for paid vacation	30,624	—
Other	6,418	7,460
Gross deferred tax assets	2,151,613	14,100,105
Less: Valuation allowance	(1,845,522)	(13,576,713)
Total deferred tax assets	306,091	523,392
Deferred tax liabilities:
Total deferred liabilities	(3,900)	(11,683)
Net deferred tax assets	$302,191	$511,709
Management has provided a valuation allowance against deferred tax assets as of December 31, 2010 and 2009, to reduce tax assets to management's estimate of the amount more likely than not to be realized due to the uncertainty of the timing of realization. The total valuation allowance for the year ended December 31, 2010 decreased by $11,731,191 and the year ended December 31, 2009 increased by $11,469,342.
Income taxes in Japan applicable to the Company are imposed by the national, prefectural and municipal governments, and in the aggregate resulted in a normal effective statutory rate of approximately 41% for the years ended December 31, 2010, 2009 and 2008. A reconciliation of the effective income tax rate reflected in the accompanying consolidated statements of income to the combined normal effective statutory tax rate for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Effective statutory tax rate	(40.69)%	40.69%	(40.69)%
Nondeductible expenses	3.04	0.03	3.94
Losses/(income) on tax exempted entities	62.07	—	—
Change in valuation allowances	(10.83)	(42.98)	46.98
Per capita tax	0.24	0.39	1.02
Others, net	0.55	1.65	(1.07)
Effective income tax rate	14.38%	(0.22)%	10.18%

As of December 31, 2010, the Company had tax loss carryforwards of $1,845,522. Such carryforwards, if not utilized, are scheduled to expire as follows:

2015	$512,967
2016	910,864
2017	421,691
Total	$1,845,522
NOTE 9-LEASE
The Company leases its headquarters under a cancelable operating contract with 180 days notice. Rent expense was $300,092, $285,222 and $268,800 for the years ended December 31, 2010, 2009 and 2008, respectively. Aggregated monthly lease costs for 2010 were $25,008.
NOTE 10-RELATED PARTY TRANSACTIONS
        Kennedy-Wilson Holdings, Inc. and an affiliate of Wachovia KW2, LLC known as Wachovia Development Corp.,

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

provided administrative, consultation and professional services to the Company for the years ended December 31, 2009 and 2008. For the year ended December 31, 2010, only Kennedy-Wilson Holdings, Inc. continued to provide similar services to the Company.
        In 2010, Kennedy-Wilson Holdings, Inc. was paid $221,590 for payroll services and $599,161 for consultant services. For 2009 and 2008, Kennedy-Wilson Holdings, Inc. was paid $272,619 and $147,031, $270,479 and $138,891, respectively. Accounts payable balance related to these items was $0 and $22,680 at December 31, 2010 and 2009, respectively.
In 2010, the Company had no transactions with Wachovia Development Corp. In 2009, Wachovia Development Corp. was paid $147,559 for consultant services. In 2008, Wachovia Development Corp. was paid $142,081 for consultant services and $24,696 for professional services. Accounts payable related to these items was $63,661 at December 31, 2009.
NOTE 11-SUBSEQUENT EVENTS
       Management has evaluated all subsequent events through March 10, 2011 the date that the financial statements are available for issuance.

Report of Independent Registered Public Accounting Firm
The Partners
KW Property Fund III, L.P. and
KW Property Fund III (QP-A), L.P.:
We have audited the accompanying combined statements of financial condition of KW Property Fund III, L.P. and KW Property Fund III (QP-A), L.P. including the combined schedule of investments, as of December 31, 2010 and 2009, and the related combined statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2010. These combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of KW Property Fund III, L.P. and KW Property Fund III (QP-A), L.P. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Los Angeles, California
March 11, 2011

KW FUND III, L.P. AND
KW FUND III (QP-A), L.P.
Statement of Financial Condition
December 31, 2010 and 2009

	December 31,
	2010		2009
Assets
Investments at fair value (cost $81,311,936 in 2010 and $51,507,730 in 2009)	$107,384,873		$70,461,406
Cash and cash equivalents	23,611,792	225,001,154	610,810
Escrows and deposits	1,171,372	225,001,154	—
Due from limited partners	246,665	225,001,154	—
Accounts receivable	27,009	225,001,154	4,937
Prepaid expenses	476,730	225,001,154	159,789
Total assets	$132,918,441		$71,236,942
Liabilities and partners' capital
Liabilities
Note payable	$—		$8,000,000
Interest payable	—	225,001,154	2,449
Accounts payable and accrued expenses	182,207	225,001,154	25,413
Due to General Partner	2,520,001	225,001,154	807,206
Total liabilities	2,702,208		8,835,068
Partners' capital
Limited partners	110,038,884		54,010,856
General partner and special limited partner	20,177,349		8,391,018
Total partners’ capital	130,216,233		62,401,874
Total liabilities and partners’ capital	$132,918,441		$71,236,942
See accompanying notes to combined financial statements.

KW FUND III, L.P. AND
KW FUND III (QP-A), L.P.
Combined Schedule of Investments
December 31, 2010

Ownership interest	Security description	Percentage of total investments	Cost	Fair value
	Interests in real estate assets:
100.00%	KW Pinole, LLC, a single-purpose entity holding a fee simple interest in a 147-unit multifamily project located in Pinole, California	6.08%	$4,792,668	$6,524,819
100.00	KW Davis, LLC, a single-purpose entity holding a fee simple interest in a 240-unit multifamily project located in Davis, California	8.63	8,803,217	9,266,702
100.00	KW Napa, LLC, a single-purpose entity holding a fee simple interest in a 66-unit multifamily project located in Napa, California	3.35	2,566,053	3,602,533
100.00	Plum Canyon Investments, LLC, a single-purpose entity initially holding a fee simple interest in 56 undeveloped lots located in Lancaster, California.	2.89	1,984,600	3,106,327
100.00	Cypress Pointe Investments, LLC, a single-purpose entity holding a fee simple interest in 163 undeveloped lots located in Victorville, California	3.52	3,536,251	3,778,195
100.00	KW Kiahuna, LLC, a single-purpose entity holding a fee simple interest in 6 finished homes and 63 undeveloped lots located on the island of Kawai in Hawaii	7.22	7,627,677	7,755,309
100.00	KW Federal Way, LLC, a single-purpose entity holding a fee simple interest in a 518-unit multifamily project located in Federal Way, Washington	20.51	6,267,092	22,027,468
50.00	KW Funds-303 North Glenoaks, LLC, a single-purpose entity holding a fee simple interest in a 10-story, 176,480-square-foot office building and adjacent 6-story garage located in Burbank, California	9.70	9,298,833	10,421,539
50.00	KW Funds-333 North Glenoaks, LLC, a single-purpose entity holding a fee simple interest in a 6-story, 86,703-square-foot office building located in Burbank, California	3.72	4,560,023	3,989,788
50.00	KW Funds-Burbank Executive, LLC, a single-purpose entity holding a fee simple interest in a 6-story, 63,899-square-foot office building located in Burbank, California	3.13	2,875,013	3,359,359
14.29	KW Funds-6100 Wilshire, LLC, a single-purpose entity holding a fee simple interest in a 16-story, 213,961-square-foot office building located in Beverly Hills, California	1.52	3,106,845	1,635,886
19.94	Bay Fund Opportunity, LLC, an entity holding interests in two single-purpose entities each holding fee simple interests in two multifamily condominium projects with 484 units located in Richmond, California	11.13	5,777,167	11,948,169
50.00	Fairways 340, LLC, a single-purpose entity holding a fee simple interest in a 209-unit multifamily project located in Walnut Creek, California	9.48	9,904,184	10,181,795
	Interests in notes:
45.08	KW Kona Investors, LLC, an entity holding a $25,000,000 junior participation in a loan secured by a resort in Kona, Hawaii. This interest was acquired for $19,699,998, earns interest at a rate of LIBOR + 1.50% and matures on May 9, 2010	4.57	4,730,674	4,910,930
20.00	SJ Real Estate Partners, LLC, an entity holding a non-performing loan acquired at a discount, secured by a 23-story residential tower with 213 units and 11,000 square feet of retail space located in San Jose, California	4.54	5,481,639	4,876,054
	Total investments	100.00%	$81,311,936	$107,384,873
See accompanying notes to combined financial statements.

KW FUND III, L.P. AND
KW FUND III (QP-A), L.P.
Combined Schedule of Investments
December 31, 2009

Ownership interest	Security description	Percentage of total investments	Cost	Fair value
	Interests in real estate assets:
100.00%	KW Pinole, LLC, a single-purpose entity holding a fee simple interest in a 147-unit multifamily project located in Pinole, California	6.20%	$3,314,696	$4,368,903
100.00	KW Davis, LLC, a single-purpose entity holding a fee simple interest in a 240-unit multifamily project located in Davis, California	13.07	7,685,305	9,207,216
100.00	KW Napa, LLC, a single-purpose entity holding a fee simple interest in a 66-unit multifamily project located in Napa, California	5.68	2,547,519	4,005,042
100.00	Plum Canyon Investments, LLC, a single-purpose entity initially holding a fee simple interest in 56 undeveloped lots located in Lancaster, California.	4.24	1,889,332	2,986,917
100.00	Cypress Pointe Investments, LLC, a single-purpose entity holding a fee simple interest in 163 undeveloped lots located in Victorville, California	4.12	2,467,280	2,906,062
50.00	KW Funds-303 North Glenoaks, LLC, a single-purpose entity holding a fee simple interest in a 10-story, 176,480-square-foot office building and adjacent 6-story garage located in Burbank, California	13.41	9,314,366	9,447,578
50.00	KW Funds-333 North Glenoaks, LLC, a single-purpose entity holding a fee simple interest in a 6-story, 86,703-square-foot office building located in Burbank, California	6.89	4,566,190	4,858,061
50.00	KW Funds-Burbank Executive, LLC, a single-purpose entity holding a fee simple interest in a 6-story, 63,899-square-foot office building located in Burbank, California	4.85	2,878,419	3,418,140
14.29	KW Funds-6100 Wilshire, LLC, a single-purpose entity holding a fee simple interest in a 16-story, 213,961-square-foot office building located in Beverly Hills, California	3.67	3,111,859	2,585,009
19.94	Bay Fund Opportunity, LLC, an entity holding interests in two single-purpose entities each holding fee simple interests in two multifamily condominium projects with 484 units located in Richmond, California	14.85	5,745,707	10,445,788
93.00	KW Federal Way, LLC, a single-purpose entity holding a fee simple interest in a 518-unit multifamily project located in Federal Way, Washington	16.87	3,895,546	11,890,101
	Interests in notes:
45.08	KW Kona Investors, LLC, an entity holding a $25,000,000 junior participation in a loan secured by a resort in Kona, Hawaii. This interest was acquired for $19,699,998, earns interest at a rate of LIBOR + 1.50% and matures on May 9, 2010	6.16	4,091,511	4,342,589
	Total investments	100.00%	$51,507,730	$70,461,406
See accompanying notes to combined financial statements.

KW FUND III, L.P. AND
KW FUND III (QP-A), L.P.
Combined Statement of Operations

	Year ended December 31,
	2010	2009	2008

Investment income:
Dividends	$3,325,350	$2,593,757	$32,145
Interest	682,862	507,173	364,916
Interest - related party	—	130,785	404,921
Total investment income	4,008,212	3,231,715	801,982
Expenses:
Management fees - related party	3,554,005	744,089	490,555
Legal fees	152,761	729,553	107,264
Other professional and administrative costs	335,975	1,188,907	54,753
Interest expense	193,229	556,235	12,222
Interest expense - related party	93,750	20,899	—
Total expenses	4,329,720	3,239,683	664,794
Net investment income (loss)	(321,508)	(7,968)	137,188
Realized and unrealized gain on investments:
Net realized gain on investments	—	377,292	—
Net change in unrealized appreciation on investments	7,116,258	13,674,702	5,278,974
Net income (loss)	$6,794,750	$14,044,026	$5,416,162
See accompanying notes to combined financial statements.

KW FUND III, L.P. AND
KW FUND III (QP-A), L.P.
Combined Statement of Partners' Capital
Years ended December 31, 2010, 2009 and 2008

	General and special limited partner	KW Property Fund III, L.P. limited parnters	KW Property Fund III (QP-A), L.P. limited parnters	Total
Partners' deficit, December 31, 2007	$—	$(82,222)	$—	$(82,222)
Capital contributions	1,491,106	28,331,017	—	29,822,123
Capital distributions	(15,000)	(285,000)	—	(300,000)
Net income	1,280,145	4,136,017	—	5,416,162
Partners' capital, December 31, 2008	2,756,251	32,099,812	—	34,856,063
Capital contributions	1,720,466	1,760,625	10,412,102	13,893,193
Capital distributions	(127,769)	(122,604)	(141,035)	(391,408)
Net equalization	—	(1,042,089)	1,042,089
Net income	4,042,070	7,430,802	2,571,154	14,044,026
Partners' capital, December 31, 2009	8,391,018	40,126,546	13,884,310	62,401,874
Capital contributions	8,550,382	—	56,513,045	65,063,427
Capital distributions	—	(4,043,818)	—	(4,043,818)
Net equalization		(6,628,385)	6,628,385	—
Net income	3,235,949	965,705	2,593,096	6,794,750
Partners' capital, December 31, 2010	$20,177,349	$30,420,048	$79,618,836	$130,216,233
See accompanying notes to combined financial statements.

KW FUND III, L.P. AND
KW FUND III (QP-A), L.P.
Combined Statements of Cash Flows
Years ended December 31, 2010, 2009 and 2008

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$6,794,750	$14,044,026	$5,416,162
Adjustments to reconcile net income to net cash used in operating activities:
Net realized gain on investments	—	(377,292)	—
Net change in unrealized appreciation on investments	(7,116,258)	(13,674,702)	(5,278,974)
Change in assets and liabilities:
Purchases of investments	(18,446,395)	(6,475,174)	(34,629,630)
Purchases of investments - related party	(10,948,327)	(7,264,148)	(4,431,851)
Acquisition fees - related party	(412,487)	(496,347)	(1,441,388)
Proceeds on sale of investments	—	3,608,100	—
Escrows and deposits	(1,171,372)	—	—
Interest receivable - related party	—	34,188	(34,188)
Due from limited partners	(246,665)	—	—
Accounts receivable	(22,072)	(4,937)	—
Prepaid expenses	(316,941)	(36,795)	(122,994)
Interest payable	(2,449)	(9,773)	12,222
Accounts payable and accrued expenses	156,794	25,413	—
Due to general partner	1,712,795	630,885	94,099
Net cash flow used in operating activities	(30,018,627)	(9,996,556)	(40,416,542)
Cash flow from financing activities:
Proceeds from note payable	—	—	11,000,000
Repayment of note payable	(8,000,000)	(3,000,000)	—
Proceeds from short-term advances	3,375,000	3,434,692	—
Repayment of short-term advances	—	(3,434,692)	—
Capital contributions	61,688,427	13,893,193	29,822,123
Capital distributions	(4,043,818)	(391,408)	(300,000)
Net cash flow provided by financing activities	53,019,609	10,501,785	40,522,123
Net change in cash and cash equivalents	23,000,982	505,229	105,581
Cash and cash equivalents, beginning of year	610,810	105,581	—
Cash and cash equivalents, end of year	$23,611,792	$610,810	$105,581
Supplemental disclosure of cash paid for during the year:
Interest	$289,428	$586,907	$—
Supplemental disclosure of non-cash financing activities:
Conversion of short-term advances to partners' capital	$3,375,000	$—	$—
See accompanying notes to combined financial statements.

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP A), L.P.
Notes to Combined Financial Statements
December 31, 2010 and 2009

(1)	Organization
KW Property Fund III, L.P. (the L.P. Partnership), a Delaware limited partnership, commenced operations on December 19, 2007. KW Property Fund III (QP-A), L.P. (the QP-A Partnership), a Delaware limited partnership, commenced operations on February 5, 2009 as a separate legal entity from the L.P. Partnership with the sole purpose of coinvesting with the L.P. Partnership. Upon admission of the limited partners to the QP-A Partnership, the capital accounts of all of the limited partners were equalized such that the limited partners of the QP-A Partnership would have been invested in the Partnerships since the inception of the L.P. Partnership. This equalization is shown as net equalization in the combined statements of partners' capital. Together, the L.P. Partnership and QP-A Partnership are referred to as the Partnerships. The general partner of the L.P. Partnership and the QP-A Partnership is Kennedy Wilson Property Services III, L.P., a Delaware limited partnership (the General Partner), and the special limited partner of the L.P. Partnership and the QP-A Partnership is Kennedy Wilson Property Special Equity III, LLC, a Delaware limited liability company (the Special Limited Partner). The limited partnership agreements of the L.P. Partnership and the QP-A Partnership were amended on December 18, 2009 to extend the subscription period from December 19, 2009 to June 30, 2010. The limited partnership agreements of the Partnerships were amended again on July 28, 2010 to extend the subscription period from June 30, 2010 to August 16, 2010 with respect to the admission of certain prospective investors and to permit for corresponding increases in commitments of the General Partner and any limited partner that had previously agreed to increase its commitment at any subsequent closing.
The investment objective of the Partnerships is to acquire: office, multifamily, industrial and retail properties, and investments in debt securities in the real estate market that the General Partner believes can be acquired at substantial discounts to both historical and replacement cost. These properties will generally be located in selected geographic markets on the west coast of the U.S., Hawaii, and Japan. Under the terms of the partnership agreements, the Partnerships shall continue until the eighth anniversary of the effective date of December 19, 2007 and may be extended (i) by the General Partner in its discretion for one additional two-year period, (ii) by the General Partner with the prior consent of the Advisory Board, for an additional two-year period, and (iii) by the General Partner with the prior consent of limited partners holding a majority of aggregate commitments for additional one-year period.
The Partnerships have evaluated all subsequent events through the date that the financial statements are available for issuance.

(2)	Summary of Significant Accounting Policies
The financial statements of the Partnerships have been presented on a combined basis because the Partnerships are under common management and are jointly invested in each investment. All intercompany transactions are eliminated in combination. These combined financial statements should be read in conjunction with the partnership agreements. Accordingly, the financial statements have been combined since the inception of the QP-A Partnership on February 5, 2009.

(a)	Use of Estimates
The preparation of the accompanying combined financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and reported amounts of revenues and expenses. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP A), L.P.
Notes to Combined Financial Statements
December 31, 2010 and 2009

combined financial statements in future periods.

(b)	Cash and Cash Equivalents
The Partnerships consider their investment in a money market account to be a cash equivalent for purposes of the combined statements of cash flows.
The Partnerships maintain their cash in federally insured banking institutions. The account balances at these institutions periodically exceed the Federal Deposit Insurance Corporation's (FDIC) insurance coverage, and as a result, there is a concentration of credit risk related to amounts in excess of FDIC's insurance coverage.

(c)	Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or would be paid to transfer a liability (the exit price) in an orderly transaction between market participants at the measurement date.
A three-level hierarchy was established for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The hierarchy level assigned to each investment in the Partnerships is based on the assessment of the transparency and reliability of the inputs used in the valuation of such investment at the measurement date. The three hierarchy levels are defined as follows:
Level 1 - Valuations based on unadjusted quoted market prices in active markets for identical securities.
Level 2 - Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets and quoted prices in markets that are not active.
Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment.
The availability of valuation techniques and observable inputs can vary from investment to investment. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the investments existed. Accordingly, the degree of judgment exercised by the General Partner in determining fair value is greatest for investments classified as Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement.
Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the General Partner's own assumptions are set to reflect those that market participants would use in valuing the asset or liability at the measurement date. The General Partner uses prices and inputs that it believes are current as of the measurement date.

(d)	Valuation of Investments
The Partnerships' investments in real estate and real estate related entities are stated at fair value determined

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP A), L.P.
Notes to Combined Financial Statements
December 31, 2010 and 2009

by the General Partner by considering the projected operating cash flows or sales of comparable assets, if any. The operating cash flows are estimated on an asset by asset basis with a capitalization rate applied to the reversion year cash flows for the respective holding period. The Partnerships' investments in real estate related notes are stated at fair value based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the credit risk of the borrower to the current yield of similar fixed income securities.
The accuracy of estimating fair value for Level 3 investments cannot be determined with precision, cannot be substantiated by comparison to quoted prices in active markets, and may not be realized in a current sale or immediate settlement of the asset or liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including discount rates, liquidity risks, and estimates of future cash flows, could significantly affect the fair value measurement amounts.
The Partnerships investments in real estate and real estate related assets and real estate related fixed income securities are accounted for on a closing-date basis.

(e)	Concentration of Risk
Substantially all of the Partnerships' investments are concentrated in real estate related investments in California, Washington and Hawaii. Adverse conditions in the sector or geographic locations would likely result in material declines in the value of the Partnerships' investments.

(f)	Revenue Recognition
Dividend income from investments in real estate and real estate related entities is recorded when a disbursement has been approved and declared from the underlying investments of the Partnerships. Undistributed earnings from real estate and real estate related entities are considered by the General Partner in estimating the fair value of these investments.
Interest income on real estate related fixed income securities is recognized on the accrual basis in the period earned unless deemed doubtful of collection or the related security is in default.

(g)	Income Taxes
Neither the L.P. Partnership nor the QP-A Partnership is subject to federal or state income taxes, and accordingly, no provision for income taxes has been made in the accompanying combined financial statements. The partners are required to report their proportional share of income, gains, loss, credit, or deduction on their respective tax returns.
The Partnerships are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement, which could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that there are no tax benefits that would have a material impact on the Company's financial position or results of operations. The tax years 2007 (year of inception) through 2009 remain open to examination by the taxing jurisdictions to which the L.P. Partnership is subject. The tax year 2009 is open to examination by taxing jurisdictions to which the QP-A Partnership is subject.

(3)	Fair Value of Investments
The following table presents the classification of the Partnerships fair value measurements as of December 31, 2010:

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP A), L.P.
Notes to Combined Financial Statements
December 31, 2010 and 2009

	Level 1	Level 2	Level 3	Total
Interests in real estate assets	$—	$—	$97,597,889	$97,597,889
Interests in notes	—	—	9,786,984	9,786,984
	$—	$—	$107,384,873	$107,384,873
The following table presents changes in Level 3 investments for the year ended December 31, 2010:

	January 1, 2010	Net Purchase or Sales	Realized Gains or Losses	Unrealized Appreciation or (Depreciation)	Net transfer in or out of Level 3	Total
Interests in real estate assets	$66,118,818	$23,686,406	$—	$7,792,665	$—	$97,597,889
Interests in notes	4,342,588	6,120,803	—	(676,407)	—	9,786,984
	$70,461,406	$29,807,209	$—	$7,116,258	$—	$107,384,873
The net change in unrealized appreciation on investments that use Level 3 inputs still held as of December 31, 2010 was $7,116,258.
The following table presents the classification of the Partnerships fair value measurements as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Interests in real estate assets	$—	$—	$66,118,818	$66,118,818
Interests in notes	—	—	4,342,588	4,342,588
	$—	$—	$70,461,406	$70,461,406
The following table presents changes in Level 3 investments for the year ended December 31, 2009:

	January 1, 2009	Net Purchase or Sales	Realized Gains or Losses	Unrealized Appreciation or (Depreciation)	Net transfer in or out of Level 3	Total
Interests in real estate assets	$40,772,128	$10,622,073	$377,292	$14,347,325	$—	$66,118,818
Interests in notes	5,009,715	5,496	—	(672,623)	—	4,342,588
	$45,781,843	$10,627,569	$377,292	$13,674,702	$—	$70,461,406
The net change in unrealized appreciation on investments that use Level 3 inputs still held as of December 31, 2009 was $13,674,702.
The following table presents changes in Level 3 investments for the year ended December 31, 2008:

	January 1, 2008	Net Purchase or Sales	Realized Gains or Losses	Unrealized Appreciation or (Depreciation)	Net transfer in or out of Level 3	Total
Interests in real estate assets	$—	$36,416,854		$4,355,274	$—	$40,772,128
Interests in notes	—	4,086,015	—	923,700	—	5,009,715
	$—	$40,502,869	$—	$5,278,974	$—	$45,781,843
The net change in unrealized appreciation on investments that use Level 3 inputs still held as of December 31,

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP A), L.P.
Notes to Combined Financial Statements
December 31, 2010 and 2009

2008 was $5,278,974.
Since inception, all investments have been classified as Level 3 investments and there have been no transfers between other levels of the hierarchy.

(4)	Related-Party Transactions

(a)	Acquisition of Investments
During 2010 the Partnerships acquired the following investments from related parties:

•	An ownership interest in Fairways 340, LLC was acquired from an affiliate of the General Partner and Special Limited Partner for $9,630,450.

•	The remaining ownership interest in KW Federal Way, LLC was acquired from affiliates of the General Partner and Special Limited Partner for $1,317,877.
During 2009, the Partnerships acquired the following investments from related parties:

•	An ownership interest in KW Napa, LLC acquired from an affiliate of the General Partner and Special Limited Partner for $521,901.

•
Ownership interests acquired in Plum Canyon Investments, LLC for $3,779,378 and Cypress Pointe Investments, LLC (Cypress) for $2,962,869 were acquired from affiliates of the General Partner and Special Limited Partner. The acquisition of Cypress was financed in part by a note from the affiliate at the underlying investee company level and was repaid in full by the underlying investee company in 2010.

(b)	Management Fee
The Partnerships shall pay the General Partner a management fee equal to 1.500% per annum of the aggregate commitments of the nonaffiliated partners of which 1.125% is for investment services and 0.375% is for placement fees paid by the General Partner. The Partnerships incurred $3,554,005, $744,089, and $490,555 of management fees for the years ended December 31, 2010, 2009, and 2008, respectively.
The management fee shall be reduced by any breakup fees, transaction fees, and monitoring fees received by the General Partner or an affiliate of the General Partner. The management fee will also be reduced, in any period, for any organizational expenses that the Partnerships pay in excess of $2 million. If the management fee reduction exceeds the management fee in any period, then any excess shall be carried forward to reduce management fees in future periods. There have been no reductions for the years ended December 31, 2010, 2009, and 2008.
During 2010, certain limited partners entered into separate letter agreements upon their admission to the Partnerships. The letter agreements stipulate that the limited partners shall not be required to make capital contributions for management fees that would be due for the period from inception of the Partnerships through the limited partners' admission until such time as the limited partners have received distributions related to investments made prior to their admission (including preferred return). The accrued and unpaid fees related to these arrangements totaled $1,559,074 as of December 31, 2010 and are included in due to General Partner in the accompanying combined statements of financial condition.

(c)	Acquisition Fee
The Partnerships shall pay the General Partner an acquisition fee with respect to each investment equal to 1% of the nonaffiliated partners' percentage of the total acquisition cost of each investment on the closing of an acquisition. The Partnerships incurred total acquisition fees of $412,487, $496,347, $1,441,388 during 2010, 2009, and 2008, respectively, which have been included in the cost basis of the respective

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP A), L.P.
Notes to Combined Financial Statements
December 31, 2010 and 2009

investments.
During 2010, certain limited partners entered into separate letter agreements upon their admission to the Partnerships. The letter agreements stipulate that the limited partners shall not be required to make capital contributions for acquisition fees incurred by the Partnerships prior the limited partners' admission until such time as the limited partners have received distributions related to investments made prior to their admission (including preferred return). The fees related to these arrangements totaled $503,169 as of December 31, 2010 and are included in due to General Partner in the accompanying combined statements of financial condition. The General Partner advanced $503,169 to the Partnerships in order to facilitate the equalization, which was required due to the admission of the new limited partners.

(d)	Organization Expense
The Partnerships shall reimburse the General Partner for up to $2 million of organizational expense incurred on behalf of the Partnerships. Organization expenses in excess of $2 million will reduce the management fee paid to the General Partner. The Partnerships have incurred organization expenses of $207,891, $1,709,887, and $82,222 for the years ended December 31, 2010, 2009, and 2008, respectively, that are included in legal fees and other professional and administrative costs in the accompanying combined statements of operations. The Partnerships had $457,758 and $759,425 in organization expenses as of December 31, 2010 and 2009, respectively, that is included in due to the General Partner in the accompanying combined statements of financial condition.

(e)	Note Investment
The underlying investment in KW Fund III Woodstone, LLC was a note to an affiliate of the General Partner that was paid in full on April 30, 2009 in accordance with its terms. The total interest income received in 2009 and 2008 from this investment was $535,706.

(f)	Short-Term Advances
The Partnerships have the ability to borrow short-term advances from Kennedy-Wilson Holdings, Inc., an affiliate of the General Partner and Special Limited Partner. During 2010 and 2009, the Partnerships received advances in order to fund short-term investment requirements in advance of anticipated additional investor contributions. The advances under this arrangement with Kennedy-Wilson Holdings, Inc. accrue interest at 9% per annum. On April 22, 2010 and May 28, 2010, the Partnerships received advances in the amounts of $3,000,000 and $375,000, respectively, in order to make required principal payments on a note payable to Pacific Western Bank. During August 2010, the General Partner and Special Limited Partner increased their capital commitments to the Partnerships. Instead of contributing additional capital, these advances were converted to capital contributions for amounts due from the Special Limited Partner for capital calls made by the General Partner. On September 24, 2009, the Partnerships received advances totaling $500,000 and repaid this amount on September 25, 2009. On November 23, 2009, the Partnerships received advances totaling $999,145 and received an additional advance on November 30, 2009 totaling $1,935,547. All of the above advances were repaid prior to December 31, 2009. Total interest incurred for these advances was $93,750 and $20,899 during 2010 and 2009, respectively, and is included in interest expense - related party in the combined statements of operations.

(5)	Partners' Capital

(a)	Contribution
The total committed capital of the L.P. Partnership is $45,000,000 and $33,423,529 as of December 31, 2010 and 2009, of which 83.46% and 99.20% has been called, respectively. The total committed capital of the QP-A Partnership is $80,555,556 and $10,380,392 as of December 31, 2010 and 2009, of which

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP A), L.P.
Notes to Combined Financial Statements
December 31, 2010 and 2009

83.39% and 99.87% has been called, respectively.
The General Partner is authorized to call additional capital in its sole discretion when additional capital is required to acquire investments, provide working capital, establish reserves, or pay expenses, costs, losses, or liabilities of the Partnerships. No limited partner shall be required to make any additional capital contributions in excess of its capital commitment. Any portion of a limited partner's capital commitment that has not been called by the General Partner or committed for investment within five years from the date of the initial closing is released from further commitment to the Partnership. Also, any portion of a limited partner's capital commitment that has been initially contributed but which has been distributed to the limited partner during the two-year period following the date of the initial closing is subject to recontribution during such two-year period.
As of December 31, 2009, $47,781 was due to the Special Limited Partner as a result of capital that was contributed in excess of amounts called by the General Partner. This amount is included in due to General Partner in the accompanying combined statement of financial condition as of December 31, 2009.

(b)	Distributions
Distributions of net cash flow shall initially be made to the partners based on the percentage of their capital contribution to the total capital contributions. The initial amount apportioned to the limited partners shall be distributed to the limited partners and the Special Limited Partner as follows:
(i)    First, 100% to limited partners until the limited partners have received cumulative distributions equal to the sum of (i) limited partners aggregate investment contributions made with respect to realized investments and (ii) limited partners allocable share of limited partners cost contributions,
(ii)    Second, 100% to limited partners until the unpaid preferred return (9%) of limited partners is reduced to zero,
(iii)    Third, either (i) 100% to limited partners or (ii) 50% to the Special Limited Partner and 50% to limited partners, as the case may be, to the extent necessary so that the aggregate distributions to the Special Limited Partner with respect to limited partners equals 20% of the cumulative amount of distributions made to limited partners, and
(iv)    Thereafter, (i) 20% to the Special Limited Partner and (ii) 80% to limited partners.
The amounts distributed to the Special Limited Partner over the life of the Partnerships are subject to a giveback provision. Carried interest distributions to the Special Limited Partner that exceed 20% of distributions to the limited Partners, excluding amounts distributed as return of contributions, are to be returned to the Partnerships and immediately distributed to the limited Partners.

(c)	Allocation of Partnership Income and Losses
The allocation of Partnership income and loss will generally follow the allocation of distributions.

(6)	Note Payable
On December 23, 2008, the Partnerships borrowed $11,000,000 from Pacific Western Bank in order to acquire interests in two entities owning multifamily real estate projects in advance of anticipated additional investor contributions. This note was initially due on June 30, 2009 and was extended to March 31, 2010 after making a principal payment of $3,000,000 on December 31, 2009. On April 20, 2010, a $3,000,000 principal payment was made and the loan was extended to November 30, 2010. Subsequent payments of $750,000 per month were made in May, June and July of 2010, and a final principal payment in the amount of $2,750,000 was made in

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP A), L.P.
Notes to Combined Financial Statements
December 31, 2010 and 2009

August of 2010. The note payable accrued interest at 5% per annum and was a general obligation of the Partnerships.

(7)	Financial Highlights
The Internal Rate of Return (IRR) since inception of the limited partners of the L.P. Partnership, net of all fees and profit allocations to the Special Limited Partner, is 15.66%, 24.81%, and 21.06% from inception through December 31, 2010, 2009, and 2008, respectively.
The IRR since inception of the limited partner of the QP-A Partnership, net of all fees and profit allocations to the Special Limited Partner is 16.37%, 25.31%, and 21.36% from inception through December 31, 2010, 2009, and 2008, respectively.
The IRR was computed based on the actual dates of the cash inflows (capital contributions), outflows (cash distributions), and the ending net assets at the end of the period (residual value) of the limited partners' capital accounts as of December 31, 2010.
The following details certain financial ratios of the Partnerships for the years ended December 31:

	2010		2009		2008
	L.P. Partnership	QP-A Partnership	L.P. Partnership	QP-A Partnership	L.P. Partnership	QP-A Partnership
Ratio to average limited partners’ capital:
Net investment (loss) income	(0.34)%	(0.35)%	(0.02)%	(0.02)%	0.21%	0.21%
Total expenses	4.51%	4.69%	7.05%	7.18%	2.87%	2.91%
Incentive allocation	1.77%	1.84%	7.17%	9.16%	5.38%	4.42%
Total expenses and incentive allocation	6.28%	6.53%	14.22%	16.34%	8.25%	7.33%
The net investment income and total expense ratios (including incentive allocation) are calculated for the limited partners taken as a whole. The computation of such ratios, based on the amount of net investment income, expenses, and incentive allocation assessed to an individual investor, may vary from these ratios based on the timing of capital transactions. The above ratios are computed based upon the weighted average limited partners' capital of the Partnerships as measured at the end of each monthly accounting period for the years ended December 31, 2010, 2009, and 2008.

(8)	Subsequent Events
In December 2010, the General Partner called capital in the amount of $19,600,000 for the acquisition of two multifamily investments that closed subsequent to December 31, 2010. The first investment was a 750-unit multifamily project located in Federal Way, Washington that closed on January 13, 2011 and the second was a 492-unit multifamily project located in Petaluma, California that closed on February 11, 2011.
Management has evaluated all subsequent events through March 11, 2011 the date that the financial statements are available for issuance.

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP A), L.P.
Notes to Combined Financial Statements
December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm
The Managing Members
KW/WDC Portfolio Member LLC and Sunrise Property Associates, LLC:
We have audited the accompanying combined balance sheet of KW/WDC Portfolio Member LLC (a Delaware limited liability company) and subsidiaries and One Carlsbad as of December 31, 2010, and the related combined statements of operations, equity, and cash flows for the year then ended. These combined financial statements are the responsibility of management. Our responsibility is to express an opinion on these combined financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of KW/WDC Portfolio Member LLC and subsidiaries and One Carlsbad as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.
The accompanying combined balance sheet of KW/WDC Portfolio Member LLC and subsidiaries and One Carlsbad, as of December 31, 2009, and the related combined statements of operations, equity, and cash flows for each of the years in the two year period ended December 31, 2009 were not audited by us and, accordingly, we do not express an opinion on them.
/s/ KPMG LLP
Los Angeles, California
March 11, 2011

KW/WDC Portfolio Member LLC and One Carlsbad
Combined Balance Sheets
December 31, 2010 and 2009

	December 31,
	2010	2009
Assets		Unaudited
Real Estate
Land	$27,159,471	$30,268,100
Buildings	82,892,252	94,320,312
Building improvements	1,639,055	6,054,761
Furniture and equipment	4,520	2,155,072
Total	111,695,298	132,798,245
Accumulated depreciation	(3,607,310)	(13,161,719)
Real Estate, net	108,087,988	119,636,526
Cash	1,635,712	966,451
Acquired in-place lease value, net of accumulated amortization of $3,037,061 and $1,732,031, respectively	—	91,159
Repair and replacement reserves held in escrow	3,275,442	3,045,801
Real estate taxes and insurance reserves held in escrow	387,073	546,876
Deferred financing costs, net of accumulated amortization of $254,097 and $1,186,472, respectively	808,621	190,697
Deferred leasing costs, net of accumulated amortization of $524,825 and $414,825, respectively	231,669	158,336
Accounts receivable	40,843	8,603
Accrued rent	101,489	33,013
Prepaid expenses and other assets	289,151	282,262
Total assets	$114,857,988	$124,959,724
Liabilities and partners' capital
Liabilities
Mortgage loans payable	$81,543,725	$104,259,459
Accounts payable and accrued expenses	818,680	898,329
Security deposits and other liabilities	699,096	702,044
Total liabilities	83,061,501	105,859,832
Partners' capital
Equity	31,796,487	19,099,892
Total liabilities and partners’ capital	$114,857,988	$124,959,724
See accompanying notes to combined financial statements

KW/WDC Portfolio Member LLC and One Carlsbad
Combined Statements of Operations
For the periods January 1, 2010 through June 25, 2010, June 26, 2010 through December 31, 2010 and the years ended December 31, 2009 and 2008

			Successor	Predecessor
	Year ended December 31, 2010
	Combined	Carlsbad	Period from June 26 to December 31	Period from January 1 to June 25	Year Ended December 31, 2009	Year Ended December 31, 2008
Revenues:					Unaudited
Rent	$11,960,905	$1,626,181	$5,123,097	$5,211,628	$12,369,330	$12,894,484
Other income	974,450	36,827	491,096	446,527	541,672	556,599
Total revenues	12,935,355	1,663,008	5,614,193	5,658,155	12,911,002	13,451,083
Operating expenses:
Property taxes	1,220,747	183,579	398,238	638,931	1,643,230	1,597,989
Utilities	1,133,723	67,165	579,349	487,209	1,108,619	1,085,105
Association fees	16,054	16,054	—	—	14,372	19,274
Repairs and maintenance	1,151,873	225,935	480,259	445,679	1,396,658	1,330,230
Management fees paid to related party	496,681	46,871	225,095	224,715	508,202	531,874
Acquisition fees paid to related party	442,315	—	442,315	—	—	—
General and administrative	1,119,094	120,071	517,910	481,113	773,996	832,793
Insurance	280,219	27,740	122,204	130,275	283,906	289,153
Depreciation and amortization	4,461,879	688,460	2,128,829	1,644,590	4,208,445	4,289,954
Interest	5,889,287	631,690	2,359,754	2,897,843	6,564,327	6,592,707
Marketing and promotion	153,016	5,917	61,194	85,905	240,702	200,259
Bad debt expense	6,234	—	2,983	3,252	12,579	56,086
Other property operating expenses	245,546	—	133,199	112,347	165,974	147,556
Impairment loss	—	—	—	—	—	8,750,000
Total operating expenses	16,616,668	2,013,482	7,451,329	7,151,859	16,921,010	25,722,980
Gain on exiting of mortgage loans	9,091,522	3,500,000	5,591,522	—	—	—
Revaluation loss on change in ownership	(8,386,821)	—	—	(8,386,821)	—	—
(Loss) income from continuing operations	(2,976,612)	3,149,526	3,754,386	(9,880,525)	(4,010,008)	(12,271,897)
Discontinued Operations
Income from discontinued operations	—	—	—	—	—	2,743,534
Net (loss) income	$(2,976,612)	$3,149,526	$3,754,386	$(9,880,525)	$(4,010,008)	$(9,528,363)
See accompanying notes to combined financial statements

KW/WDC Portfolio Member LLC and One Carlsbad
Combined Statements of Equity
Years ended December 31, 2010, 2009, and 2008

	KW/WDC Portfolio Member LLC	One Carlsbad	Total
Members' equity at December 31, 2007 (unaudited)	$36,647,690	$3,409,187	$40,056,877
Contributions	1,524,634	—	1,524,634
Distributions	(8,311,023)	(360,000)	(8,671,023)
Net loss	(8,972,391)	(555,972)	(9,528,363)
Members' equity at December 31, 2008 (unaudited)	20,888,910	2,493,215	23,382,125
Contributions	156,308	—	156,308
Distributions	(304,033)	(124,500)	(428,533)
Net loss	(3,302,321)	(707,687)	(4,010,008)
Members' equity at December 31, 2009 (unaudited)	17,438,864	1,661,028	19,099,892
Contributions	—	3,900,000	3,900,000
Distributions	(2,531,306)	—	(2,531,306)
Net loss	(9,880,525)	—	(9,880,525)
Members' equity at June 25, 2010	5,027,033	5,561,028	10,588,061
Contributions	16,154,513	—	16,154,513
Distributions	(1,850,000)	—	(1,850,000)
Net income (loss)	3,754,387	3,149,526	6,903,913
Members' equity at December 31, 2010	$23,085,933	$8,710,554	$31,796,487
See accompanying notes to combined financial statements

KW/WDC Portfolio Member LLC and One Carlsbad
Combined Statements of Cash Flows
For the periods January 1, 2010 through June 25, 2010, June 26, 2010 through December 31, 2010 and the years ended December 31, 2009 and 2008

			Successor	Predecessor
	Year ended December 31, 2010
	Combined	Carlsbad	Period from June 26 to December 31	Period from January 1 to June 25	Year Ended December 31, 2009	Year Ended December 31, 2008
Cash flows from operating activities:					Unaudited
Net income (loss)	$(2,976,613)	$3,149,526	$3,754,387	$(9,880,525)	$(4,010,008)	$(9,528,363)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on exiting of mortgage loans	(9,091,522)	(3,500,000)	(5,591,522)	—	—	—
Revaluation loss on change in ownership	8,386,821	—	—	8,386,821	—	—
Depreciation and amortization	4,485,763	712,344	2,128,829	1,644,590	4,252,744	5,305,243
Gain on the sale of property	—	—	—	—	—	(3,050,390)
Impairment Loss	—	—	—	—	—	8,750,000
Change in assets and liabilities:
Real estate taxes and insurance reserves held in escrow	159,803	(27,303)	493,575	(306,469)	45,886	(49,503)
Accounts receivable	(32,240)	(8,991)	6,752	(30,002)	49,807	112,602
Prepaid expenses and other assets	(6,888)	912	(161,391)	153,590	(23,126)	22,991
Accrued rent	(68,476)	(68,476)	—	—	(26,865)	(6,148)
Accounts payable and accrued expenses	(79,649)	85,948	(1,338,759)	1,173,162	134,547	(649,501)
Security deposits and other liabilities	(2,948)	(16,252)	(26,285)	39,589	11,333	(175,139)
Net cash (used in) provided by operating activities	774,051	327,708	(734,414)	1,180,756	434,318	731,792
Cash flows from investing activities:
Additions to real estate	(1,034,005)	(171,000)	(636,483)	(226,521)	(603,816)	(3,731,473)
Proceeds from sale of real estate					—	22,966,000
Deferred leasing costs	(183,377)	(183,377)	—	—	(39,102)	(44,358)
Capital expenditure from repair and replacement reserves held in escrow	(229,641)	(2,559,952)	17,514	2,312,797	141,306	362,540
Net cash used in investing activities	(1,447,023)	(2,914,329)	(618,969)	2,086,276	(501,612)	19,552,709
Cash flows from financing activities:
Payments of mortgage loans payable	(13,624,212)	(1,167,734)	(12,456,478)	—	(208,922)	(13,131,619)
Deferred financing fees	(706,762)	(151,000)	(555,762)	—	(15,000)	—
Contributions from members	20,054,513	3,900,000	16,154,513	—	156,308	1,524,634
Distributions to members	(4,381,306)	—	(1,850,000)	(2,531,306)	(428,533)	(8,671,023)
Net cash provided by (used in) financing activities	1,342,233	2,581,266	1,292,273	(2,531,306)	(496,147)	(20,278,008)
Net change in cash	669,261	(5,355)	(61,110)	735,726	(563,441)	6,493
Cash at beginning of period	966,451	9,918	1,692,260	956,533	1,529,892	1,523,399
Cash at end of period	$1,635,712	$4,563	$1,631,150	$1,692,259	$966,451	$1,529,892
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,420,620				$5,974,217	$5,032,361
Supplemental disclosure of noncash investing and financing activities:
Accrued additions to real estate included in accounts payable and accrued expenses	$65,780				$4,157	$105,375
See accompanying notes to combined financial statements

KW/WDC Portfolio Member LLC
(A Delaware Limited Liability Company)
and ONE CARLSBAD
Notes to Combined Financial Statements
December 31, 2010 and 2009

(1) Organization

(a)	KW/WDC Portfolio Member LLC
KW/WDC Portfolio Member LLC, a Delaware limited liability company (the Company) was formed on March 16, 2006. The Company had three members: (1) Kenedix GP, LLC (KDX), (2) K-W Properties (KWP), and (3) KW/WDC Portfolio Executives LLC (EXEC). The Company was organized to own an interest in KW/WDC Apartment Portfolio LLC.
The Company is the Developer Member of KW/WDC Apartment Portfolio LLC (the Portfolio), a Delaware limited liability company, which had two members: (1) the Company, and (2) Wachovia Development Corporation (WDC). The Portfolio is engaged in the acquisition, operation, improvement, and future disposition of an apartment portfolio consisting of four apartment buildings one of which was sold in December 2008.
On June 25, 2010 KWP acquired 100% of the KDX and EXEC interests in the Company. Simultaneously, the Company acquired 100% of the WDC Member interest in the Portfolio and the WDC member withdrew from the Portfolio. This resulted in KWP being the sole member of the Company and the Company being the sole member of the Portfolio.
On June 25, 2010 Arbor Bay Shorepark LLC, a Delaware limited liability company (Arbor) was admitted to the Company as a member and joint manager.
Each member of the Company contributed capital in the amount of $2,734,662 on June 25, 2010 and has a 50% membership interest in the Company. In accordance with the Company's amended and restated limited liability agreement, distributions are made to members in proportion to their capital contributions until those capital contributions has been reduced to zero, and in proportion to their percentage interest thereafter.
As a result of the ownership changes described above, push down accounting was applied to the transaction. Accordingly, the assets of the Company were revalued based on the restated equity at the time of the transaction.
Kennedy-Wilson Holdings, Inc. (KWH), an affiliate of KWP, has guaranteed certain exceptions to the nonrecourse liability of the mortgage loan.

(b)	One Carlsbad
KWI Property Fund I, LP, a Delaware limited partnership (Fund I), acquired the property known as One Carlsbad (Carlsbad) on March 23, 2005 as a wholly owned subsidiary. Carlsbad consists of two suburban office buildings with surface parking located in Carlsbad, California. Kennedy-Wilson Property Services, Inc., a Delaware corporation and an affiliate of KWH, is the general partner of Fund I. Subsequently, on January 31, 2006, a 62.42% undivided interest in this property was sold to Sunrise Property Associates, LLC, a Delaware limited liability company, (Sunrise) and a Tenancy in Common Agreement was executed effective January 31, 2006.
Pursuant to this Tenancy in Common Agreement, neither a partnership nor a joint venture is formed and each tenant in common shall contribute, share and pay, in accordance with its respective tenant in common interest, all losses, burdens, duties, liabilities, costs and expenses incurred in connection with the property. Each tenant in common will, from time to time in proportion to its respective tenant in common interest, contribute monies which the tenants in common, in good faith, mutually agreed in writing to be reasonably required to maintain and operate the property. Allocations of income and expense and distributions are to each tenant in common in proportion to its respective interest. The Tenancy in Common Agreement remains in place until one tenant in common becomes the sole owner, the tenants in common agree to terminate the agreement, or the property is sold.
On September 30, 2010 KWP an affiliate of KWH acquired a 90% interest in Sunrise and thereby became the majority owner and manager of the 62.42% tenant in common.
(2) Summary of Significant Accounting Policies

KW/WDC Portfolio Member LLC
(A Delaware Limited Liability Company)
and ONE CARLSBAD
Notes to Combined Financial Statements
December 31, 2010 and 2009

Balances related to the year ended December 21, 2009 and the two year period ended December 31, 2009 are unaudited balances.
The financial statements of the Company and One Carlsbad (the Entities) have been presented on a combined basis in accordance with SX 2.10.3-09 (c) and are both 50% or less owned investments of KWH. All intercompany transactions have been eliminated in combination.

(a)	Principles of Combination and Consolidation
The combined financial statements include the consolidated accounts of the Company with its wholly owned subsidiaries and One Carlsbad.
The Portfolio indirectly owns its real estate through the following wholly owned subsidiaries:
KW/WDC Beaverton LLC
KW/WDC Beaverton LLC (Beaverton) was formed on March 17, 2006, with the Portfolio as the sole member. Beaverton acquired the real property known as the Villas at Arbor Creek Apartments, a 440-unit apartment complex located in Beaverton, Oregon.
KW/WDC Norwalk LLC
KW/WDC Norwalk LLC (Norwalk) was formed on March 16, 2006, with the Portfolio as sole member. Norwalk acquired the real property known as the Courtyards Apartments, a 153-unit apartment complex located in Norwalk, California. Norwalk was sold in December of 2008 and is reflected as discontinued operations in the accompanying combined statement of operations.
KW/WDC Sacramento LLC
KW/WDC Sacramento LLC (Sacramento) was formed on March 16, 2006, with the Portfolio as sole member. Sacramento acquired the real property known as the Shorepark Apartments, a 393-unit apartment complex located in Sacramento, California.
KW/WDC Vallejo LLC
KW/WDC Vallejo LLC (Vallejo) was formed on March 16, 2006, with the Portfolio as sole member. Vallejo acquired the real property know, as the Bay Village Apartments, a 260-unit apartment complex located in Vallejo, California.
Each of the above entities shall exist until December 31, 2056, unless terminated sooner pursuant to the limited liability company agreement or by operation of law.
(b)     Real Estate
The three apartment complexes, discussed above that were still owned at December 31, 2010 and 2009, were all acquired in March 2006 for a combined acquisition cost of $117,986,938, including capitalized acquisition costs of $1,935,638. As a result of the push down accounting described in the transaction above, the fair value of the real estate and related intangible assets was adjusted to $93,465,482 at the time of the transaction on June 25, 2010.
The fair value of real estate acquired was allocated to the acquired tangible assets, consisting primarily of land and building, and to the fair value of the identified acquired intangible assets, which primarily comprised in-place leases valued at $1,213,871, which was fully amortized in 2010.
The fair value of real estate was determined by valuing the property as if it were vacant, which was then allocated to land and building, based on management's determination of the relative fair values of these assets. The fair value of the acquired in-place lease value was determined by calculating the present value of the cash flows provided by the leases, net of related incremental expenses over the estimated lease-up period.

KW/WDC Portfolio Member LLC
(A Delaware Limited Liability Company)
and ONE CARLSBAD
Notes to Combined Financial Statements
December 31, 2010 and 2009

Carlsbad was acquired on March 23, 2005 for $19,615,125, including capitalized acquisition costs of $240,125. The fair value of real estate acquired was allocated to the acquired tangible assets, consisting of land and building, and to the fair value of the identified acquired intangible assets, which comprised in-place and above and below market lease values.
Property is recorded at cost and is depreciated using the straight line method over the estimated useful lives of the assets as follows:

Building	39 years
Building improvements	10 - 39 years
Equipment	7 - 10 years
Tenant improvements	Lesser of usefil life of the asset or lease

(c)	Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Impairment of Long-Lived Assets ASC Subtopic 360-10. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.
During the year ended December 21, 2008, based on the analysis described above, management determined that the Sacramento property was impaired and recognized an impairment loss of $8,750,000, which is included in the accompanying combined statement of operations.

(d)	Cash
The Entities maintains their cash in federally insured banking institutions. The account balances at these institutions periodically exceed the Federal Deposit Insurance Corporation's (FDIC) insurance coverage and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. To mitigate this risk, the Entities place their cash with quality financial institutions.

(e)	Repair and Replacement Reserves and Real Estate Taxes and Insurance, Held in Escrow
Deposits in escrow are typically funds held by a mortgage lender that are restricted in use for payment of real estate taxes, property insurance, and certain capital expenditures. Funds in tax and insurance escrows are used to pay real estate taxes and insurance premiums directly to the taxing authorities and insurance agencies, respectively. Funds in capital expenditure escrows are generally disbursed as reimbursement to the borrower upon submission of satisfactory evidence that the related capital expenditures are incurred as anticipated. These escrow deposits are refundable to the borrower upon repayment of the mortgage loan.

(f)	Accounts Receivable
Accounts receivable due from tenants are recorded at the contractual amount as determined by the lease agreements, and do not bear interest. The allowance for doubtful accounts is the Entities' best estimate of the amount of probable credit losses in the Entities' existing accounts receivable. The Entities determine the allowance based on historical experience and specific item identification, which is reviewed on a quarterly basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

KW/WDC Portfolio Member LLC
(A Delaware Limited Liability Company)
and ONE CARLSBAD
Notes to Combined Financial Statements
December 31, 2010 and 2009

(g)	Deferred Financing and Leasing Costs
Costs incurred in obtaining the mortgage loans are capitalized and amortized over the term of the mortgage loans on a straight-line basis, which approximates the effective-interest method. Amortization of the deferred financing costs were $18,713, $116,760 and $165,423 for the years ended December 31, 2010, 2009, and 2008 respectively, and is included in interest expense in the accompanying combined statements of operations. Costs incurred in securing leases are capitalized as deferred leasing costs and amortized over the life of the related lease.

(h)	Income Taxes
No provision has been made in the accompanying consolidated financial statements for federal or state income taxes, as any such taxes related to the revenues and expenses of the Entities are the responsibility of the members.
The Entities are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement, which could result in the Entities recording a tax liability that would reduce net assets. Based on their analysis, the Entities have determined that there are no tax benefits that would have a material impact on the Entities' financial position or results of operations. The tax years 2006 through 2009 remain open to examination by the taxing jurisdictions to which the Entities are subject.

(i)	Revenue Recognition
Residential leases are for one year or less and revenue is recognized as earned. The lease amount for residential leases is fixed over the term of the lease and as such earned revenue approximates straight line revenue.
Office leases are typically entered into for a period of 5 years. Rental revenue related to office properties is recognized on the straight-line basis over the terms of the leases.

(j)	Use of Estimates
The preparation of the accompanying combined financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and reported amounts of revenues and expenses. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
(4) Mortgage Loans Payable

(a)	Beaverton
On June 1, 2006, Beaverton refinanced their mortgage loan with Wachovia for a total commitment of $25,900,000 (the Beaverton Loan). The initial advance under the Beaverton Loan was $25,230,000 with the balance being made available upon Beaverton satisfying certain conditions. On August 8, 2006, these conditions were met and the balance of the Beaverton Loan proceeds totaling $670,000 was distributed to the Company. Interest on this loan was fixed at a rate of 6.30% and required monthly interest-only payments until the loan was settled on September 29, 2010.
On September 29, 2010, the Beaverton Loan with a principal balance of $25,900,000 was refinanced with a Fannie Mae $21,262,000 10-year loan. The Fannie Mae Beaverton loan accrues interest at a fixed rate of 4.39% and requires monthly interest-only payments until May 1, 2013, at which time, principal and interest payments of $106,346 are due on a monthly basis until maturity. The loan matures on October 1, 2020 at which point all accrued and unpaid interest along with the principal amount outstanding, shall be due. The Fannie Mae Loan may be prepaid in whole, but not in part, with no prepayment premium any time after the last calendar day of the 4th month prior to the month in which the maturity date occurs (the open period). If any prepayment occurs prior to the open period but after the Yield Maintenance Period End Date, which is 114 months from October 1st 2010, the prepayment premium is 1.00% of the amount of principal being prepaid. If the prepayment occurs prior to the Yield Maintenance Period End Date,

KW/WDC Portfolio Member LLC
(A Delaware Limited Liability Company)
and ONE CARLSBAD
Notes to Combined Financial Statements
December 31, 2010 and 2009

the lender is to be paid a prepayment fee calculated as the greater of either (A) 1.00% of the principal amount being prepaid or (B) the present value of a series of payments equal to the payment differential over the remaining life of the loan that will allow the lender to attain a certain minimum yield maintenance premium as defined in the promissory note. The Fannie Mae Loan is secured by a first deed of trust and assignment of leases and rents of the Beaverton Property.
Due to the difference between the amounts of the original Beaverton Loan and the new Fannie Mae loan, the members contributed additional equity of $5,851,878 in 2010.

(b)	Sacramento
On June 1, 2006, Sacramento refinanced their mortgage loan with Wachovia for a total amount of $38,800,000 (the Sacramento Loan). The Sacramento Loan accrued interest at a fixed rate of 6.30% and required monthly interest-only payments until the loan was settled at a discount on September 29, 2010. At the time of the settlement, the loan had an outstanding balance of $41,067,860 including principal and accrued interest. The loan was settled for $34,000,000 in cash and $1,476,338 in retained escrow funds resulting on a gain of $5,591,522. This gain is included in the gain on exiting of mortgage loans in the accompanying combined statement of operations.
On September 29, 2010, the Sacramento Loan was refinanced with a Fannie Mae $28,790,000 10-year loan. The Fannie Mae Sacramento Loan accrues interest at a fixed rate of 4.39% and requires monthly interest-only payments until May 1, 2013, at which time, principal and interest payments of $143,999 are due on a monthly basis until maturity. The loan matures on October 1, 2020 at which point all accrued and unpaid interest along with the principal amount outstanding, shall be due. The Fannie Mae Loan may be prepaid in whole, but not in part, with no prepayment premium any time after the last calendar day of the 4th month prior to the month in which the maturity date occurs (the open period). If any prepayment occurs prior to the open period but after the Yield Maintenance Period End Date, which is 114 months from October 1, 2010, the prepayment premium is 1.00% of the amount of principal being prepaid. If the prepayment occurs prior to the Yield Maintenance Period End Date, the lender is to be paid a prepayment fee calculated as the greater of either (A) 1.00% of the principal amount being prepaid or (B) the present value of a series of payments equal to the payment differential over the remaining life of the loan that will allow the lender to attain a certain minimum yield maintenance premium as defined in the promissory note. The Fannie Mae Loan is secured by a first deed of trust and assignment of leases and rents of the Sacramento Property.
Due to the difference between the amounts of the discounted payoff of the Sacramento Loan and the new Fannie Mae loan, the partnership contributed additional equity of $5,867,089 in 2010.

(c)	Vallejo
On June 1, 2006, Vallejo refinanced their mortgage loan with Wachovia for a total amount of $24,500,000 (the Vallejo Loan).The Loan accrued interest at a fixed rate of 6.30% and required monthly interest-only payments until the loan was settled on September 29, 2010.
On September 29, 2010, the Vallejo Loan with a principal balance of $24,500,000 was refinanced with a Fannie Mae $21,100,000 10-year loan. The Fannie Mae Vallejo Loan accrues interest at a fixed rate of 4.39% and requires monthly interest-only payments until May 1, 2013, at which time, principal and interest payments of $105,536 are due on a monthly basis until maturity. The loan matures on October 1, 2020 at which point all accrued and unpaid interest along with the principal amount outstanding, shall be due. The Fannie Mae Loan may be prepaid in whole, but not in part, with no prepayment premium any time after the last calendar day of the 4th month prior to the month in which the maturity date occurs (the open period). If any prepayment occurs prior to the open period but after the Yield Maintenance Period End Date, which is 114 months from October 1, 2010, the prepayment premium is 1% of the amount of principal being prepaid. If the prepayment occurs prior to the Yield Maintenance Period End Date, the lender is to be paid a prepayment fee calculated as the greater of either (A) 1.00% of the principal amount being prepaid or (B) the present value of a series of payments equal to the payment differential over the remaining life of the loan that will allow the lender to attain a certain minimum yield maintenance premium as defined in the promissory note. The Fannie Mae Loan is secured by a first deed of trust and assignment of leases and rents of the Vallejo Property.

KW/WDC Portfolio Member LLC
(A Delaware Limited Liability Company)
and ONE CARLSBAD
Notes to Combined Financial Statements
December 31, 2010 and 2009

Due to the difference between the amounts of the original Vallejo Loan and the new Fannie Mae loan, the members contributed additional equity of $3,993,252.

(d)	One Carlsbad
Carlsbad entered into a loan agreement dated March 23, 2005 with Wachovia Bank, N. A. (Wachovia) for the principal sum of $15,400,000. The note accrued interest at 5.35%, with interest only payments through May 11, 2008, and principal and interest payments of $85,995 thereafter until maturity on April 11, 2010.
Pursuant to an agreement with Wachovia, interest and escrow requirements were paid as due from the maturity date until September 30, 2010 when a loan modification agreement was executed between the tenants in common and Wachovia. On September 30, 2010, a loan modification agreement was executed between the tenants in common and Wachovia. Pursuant to this loan modification, the loan was paid down by $1,000,000, and bears interest at 5% with interest only payments due until the extended maturity date of April 11, 2015 at which time all unpaid principal and interest shall be due. The loan modification further provided that the outstanding principal balance was reduced by $3,500,000. This gain is included in the gain on exiting of mortgage loans in the accompanying combined statement of operations.
Future combined principal payments on the mortgage notes payable are as follows for the years ended December 31:

Total
2011	$—
2012	—
2013	774,531
2014	1,205,059
2015	11,650,763
Thereafter	67,913,372
Total	$81,543,725

(4)	Related Party Transactions
Commencing October 1, 2006, each Property entered into a management agreement with a third party, FPI Management, Inc. (FPI). In accordance with the management agreement, each Property pays a monthly fee of 4% of gross rental revenues as compensation for management services. Per the agreement, 2.5% is paid to FPI and 1.5% is paid to KW Multi-Family Management Group, Ltd. (KWMF), which is an affiliate of KWP.
Commencing August 15, 2007, Beaverton entered into a management agreement with a third party, HSC Real Estate, Inc. (HSCREI) that replaced the agreement with FPI. In accordance with the management agreement, Beaverton pays a monthly fee of 4% of collected income as compensation for management services. Per the agreement, 3% is paid to HSCREI and 1% is paid to KWMF, which is an affiliate of KWP.
The Portfolio incurred $150,406, $151,609 and $187,080 in property management fees during the years ended December 31, 2010, 2009, and 2008, respectively, that were paid to KWP. In addition, the Entities paid $35,268 in expense reimbursements for the year ended December 31, 2008.
One Carlsbad entered into a management agreement with KWP. In accordance with the management agreement, KWP receives the greater of 3% per annum of the gross rentals of the property or $4,000 per month as a management fee, a construction supervision fees of 4% of costs incurred, and certain reimbursements. A separate listing agreement provides for leasing commissions pursuant to a schedule in line with industry standards.
Fees earned by KWP or KWP affiliates are as follows for the years ended December 31, 2010, 2009, and 2008:

KW/WDC Portfolio Member LLC
(A Delaware Limited Liability Company)
and ONE CARLSBAD
Notes to Combined Financial Statements
December 31, 2010 and 2009

	2010	2009	2008
Acquisition fees	$442,315	$—	$—
Property management fees	46,871	57,589	65,371
Accounting fees	3,503	6,000	6,000
Leasing commissions	10,276	29,769	2,695
Construction supervision fees	4,563	—	1,324
Maintenance fees	1,500	6,000	6,000
Totals	$509,028	$99,358	$81,390

The construction supervision fees and leasing fees are capitalized to tenant improvements and deferred leasing costs, respectively.
(6)    Lease Arrangements
The following is a schedule of future minimum rents to be received under noncancelable operating leases for One Carlsbad as of December 31, 2010:

Total
2011	$1,067,559
2012	853,559
2013	635,189
2014	493,403
2015	384,926
Total	$3,434,636
Contractual rents are normally increased over the term of the lease. Depending on local market factors, increases may be structured as a fixed percentage increase for each year of the lease or as an increase based on the Consumer Price Index. Also, concessions in the form of free rent may sometimes be provided. Such determinable changes in contractual rents are recognized on a straight line basis over the life of the lease.
In addition to base rent, most tenants are assessed monthly for their proportionate share of estimated net increases in property operating costs and real property taxes. Such expense reimbursements are typically amounts in excess of the tenant's share of expenses attributable to a base year stipulated in the lease.
Leases related to the multifamily investments do not exceed twelve months.
(7)    Subsequent Events
Management has evaluated all subsequent events through March 11, 2011 the date that the financial statements are available for issuance.

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
Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation our disclosure controls and procedures as of December 31, 2010. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

KPMG LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in their report included in this report.

Changes in Internal Control Over Financial Reporting

There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information called for by this item is incorporated by reference from our definitive proxy statement for the fiscal year ended December 31, 2010, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 11.    Executive Compensation
The information called for by this item is incorporated by reference from our definitive proxy statement for the fiscal year ended December 31, 2010, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item is incorporated by reference from our definitive proxy statement for the fiscal year ended December 31, 2010, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information called for by this item is incorporated by reference from our definitive proxy statement for the fiscal year ended December 31, 2010, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 14.    Principal Accounting Fees and Services
The information called for by this item is incorporated by reference from our definitive proxy statement for the fiscal year ended December 31, 2010, to be filed with the SEC within 120 days after the end of our fiscal year.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this annual report:

(1)
Financial Statements. See the accompanying Index to Consolidated Financial Statements, which appears on page 37 of the annual report. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page 37 of this report, are incorporated by reference into Item 8 above.

(2)
Financial Statement Schedules. Schedule III listed in the Index to Consolidated Financial Statements, which appear beginning on page 37 of this report, are incorporated by reference into Item 8 above. All other Financial Statement Schedules have been omitted because the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the notes thereto.

(3)	Exhibits. See Item 15(b) below.

(b) Exhibits. The exhibits listed on the Exhibit Index set forth below on page 119 are filed as part of, or are incorporated by reference into, this annual report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March 2011.

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

Name	Title	Date

/S/ WILLIAM J. MCMORROW William J. McMorrow	Chief Executive Officer (principal executive officer) and Chairman	March 11, 2011

/S/ FREEMAN LYLE Freeman Lyle	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 11, 2011

/S/ KENT MOUTON Kent Mouton	Director	March 11, 2011

/S/ JERRY R. SOLOMON Jerry R. Solomon	Director	March 11, 2011

/S/ NORM CREIGHTON Norm Creighton	Director	March 11, 2011

/S/ STANLEY ZAX Stanley Zax	Director	March 11, 2011

/S/ DAVID A. MINELLA David A. Minella	Director	March 11, 2011

/S/ CATHY HENDRICKSON Cathy Hendrickson	Director	March 11, 2011

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, by and among Prospect Acquisition Corp., KW Merger Sub Corp. and Kennedy-Wilson, Inc., dated as of September 8, 2009.(1)

2.2	Amendment No. 1 to the Agreement and Plan of Merger dated October 22, 2009 between Prospect Acquisition Corp., KW Merger Sub Corp. and Kennedy-Wilson, Inc.(1)

2.3	Amendment No. 2 to the Agreement and Plan of Merger dated October 26, 2009 between Prospect Acquisition Corp., KW Merger Sub Corp. and Kennedy-Wilson, Inc.(1)

3.1	Second Amended and Restated Certificate of Incorporation(2)

3.2	Amended and Restated Bylaws.(3)

4.1	Specimen Common Stock Certificate.(14)

4.2	Specimen Warrant Certificate.(4)

4.3	Amended and Restated Warrant Agreement between Continental Stock Transfer & Trust Company and Kennedy-Wilson Holdings, Inc.(5)

10.1
Registration Rights Agreement dated November 14, 2007 by and among Prospect Acquisition Corp. and Flat Ridge Investments LLC, LLM Structured Equity Fund L.P., LLM Investors L.P., Capital Management Systems, Inc., SJC Capital LLC, Michael P. Castine, Daniel Gressel, Michael Downey, James J. Cahill and John Merchant.(9)

10.2
Forfeiture Agreement dated September 8, 2009 by and among Prospect Acquisition Corp., De Guardiola Advisors, Inc., De Guardiola Holdings, Inc., Flat Ridge Investments LLC, LLM Structured Equity Fund L.P., LLM Investors L.P., CMS Platinum Fund, L.P., SJC Capital LLC, Michael P. Castine, Daniel Gressel, Michael Downey, James J. Cahill, John Merchant and Kennedy-Wilson, Inc.(12)

10.3	Letter Agreement dated September 17, 2009 by Prospect Acquisition Corp. and Citigroup Global Markets Inc. Ladenburg Thalmann & Co. Inc. and I-Bankers Securities, Inc.(12)

10.4	Letter Agreement dated September 4, 2009 by Prospect Acquisition Corp. and De Guardiola Advisors, Inc.(12)

10.5	Lock-Up Agreement by Prospect Acquisition Corp. and certain stockholders of Prospect.(12)

10.6	Kennedy-Wilson Holdings, Inc. 2009 Equity Participation Plan.(13)

10.7	Form of Amended and Restated Consultant Restricted Stock Award Agreement to Kennedy-Wilson Holdings, Inc. 2009 Equity Participation Plan.(14)

10.8	Form of Amended and Restated Employee Performance Unit Award Agreement to Kennedy-Wilson Holdings, Inc. 2009 Equity Participation Plan.(14)

10.9	Form of Amended and Restated Employee Restricted Stock Award Agreement to Kennedy-Wilson Holdings, Inc. 2009 Equity Participation Plan.(14)

10.10	Promissory Note issued by Kennedy-Wilson, Inc. to The Guardian Life Insurance Company of America on November 3, 2008.(12)

10.11†	Fifteenth Amendment to Employment Agreement by Kennedy-Wilson, Inc. and William J. McMorrow.(12)

10.12†	Employment Agreement dated August 14, 1992 between Kennedy-Wilson and William J. McMorrow.(12)

10.13†	Amendment to Employment Agreement dated as of January 1, 1993 between Kennedy-Wilson and William J. McMorrow.(12)

10.14†	Second Amendment to Employment Agreement dated as of between January 1, 1994 Kennedy-Wilson and William J. McMorrow.(12)

10.15	Third Amendment to Employment Agreement dated as of March 31, 1995 between Kennedy-Wilson and William J. McMorrow.(15)

10.16†	Fourth Amendment to Employment Agreement dated as of January 1, 1996 Kennedy-Wilson and William J. McMorrow.(15)

Exhibit No.	Description

10.17†	Amendment to Employment Agreement dated as of February 28, 1996 between Kennedy-Wilson and William J. McMorrow.(12)

10.18†	Fifth Amendment to Employment Agreement dated as of May 19, 1997 between Kennedy-Wilson and William J. McMorrow.(15)

10.19†	Sixth Amendment to Employment Agreement dated as of August 20, 1998 between Kennedy-Wilson and William J. McMorrow.(12)

10.20†	Seventh Amendment to Employment Agreement dated as of August 9, 1999 between Kennedy-Wilson and William J. McMorrow.(12)

10.21†	Eighth Amendment to Employment Agreement dated as of January 3, 2000 between Kennedy-Wilson and William J. McMorrow.(12)

10.22†	Ninth Amendment to Employment Agreement dated as of October 1, 2000 between Kennedy-Wilson and William J. McMorrow.(12)

10.23†	Tenth Amendment to Employment Agreement dated as of April 22, 2002 between Kennedy-Wilson and William J. McMorrow.(12)

10.24†	Eleventh Amendment to Employment Agreement dated as of October 1, 2003 between Kennedy-Wilson and William J. McMorrow.(12)

10.25†	Twelfth Amendment to Employment Agreement dated as of April 21, 2004 between Kennedy-Wilson and William J. McMorrow.(12)

10.26†	Thirteenth Amendment to Employment Agreement dated as of January 1, 2008 between Kennedy-Wilson and William J. McMorrow.(12)

10.27†	Fourteenth Amendment to Employment Agreement dated as of February 1, 2009 between Kennedy-Wilson and William J. McMorrow.(12)

10.28†	Second Amendment to Employment Agreement by Kennedy-Wilson, Inc. and Mary L. Ricks.(12)

10.29†	Employment Agreement dated February 1, 2009 between Kennedy-Wilson and Mary L. Ricks.(12)

10.30†	First Amendment to Employment Agreement dated June 1, 2009 between Kennedy-Wilson and Mary L. Ricks.(12)
10.31†	First Amendment to Employment Agreement by Kennedy-Wilson, Inc. and Donald J. Herrema.(12)

10.32†	Employment Agreement dated June 15, 2009 between Kennedy-Wilson and Donald J. Herrema.(12)

10.33†	Employment Agreement dated April 1, 1996 between Kennedy-Wilson and Freeman Lyle.(12)

10.34†	Amendment to Employment Agreement dated April 1, 1997 between Kennedy-Wilson and Freeman Lyle.(12)

10.35†	Second Amendment to Employment Agreement dated April 1, 1998 between Kennedy-Wilson and Freeman Lyle.(12)

10.36†	Third Amendment to Employment Agreement dated as of August 15, 1998 between Kennedy-Wilson and Freeman Lyle.(12)

10.37†	Fourth Amendment to Employment Agreement dated as of April 1, 1999 between Kennedy-Wilson and Freeman Lyle.(12)

10.38†	Fifth Amendment to Employment Agreement dated as of April 1, 2000 between Kennedy-Wilson and Freeman Lyle.(12)

10.39†	Sixth Amendment to Employment Agreement dated as of January 1, 2001 between Kennedy-Wilson and Freeman Lyle.(12)

10.40†	Seventh Amendment to Employment Agreement dated as of March 28, 2001 between Kennedy-Wilson and Freeman Lyle.(12)

10.41†	Eighth Amendment to Employment Agreement dated as of September 1, 2002 between Kennedy-Wilson and Freeman Lyle.(12)

10.42†	Ninth Amendment to Employment Agreement dated October 1, 2003 between Kennedy-Wilson and Freeman Lyle.(12)

Exhibit No.	Description

10.43†	Tenth Amendment to Employment Agreement dated January 1, 2004 between Kennedy-Wilson and Freeman Lyle.(12)

10.44†	Eleventh Amendment to Employment Agreement dated January 1, 2005 between Kennedy-Wilson and Freeman Lyle.(12)

10.45†	Twelfth Amendment to Employment Agreement dated January 1, 2006 between Kennedy-Wilson and Freeman Lyle.(12)

10.46†	Thirteenth Amendment to Employment Agreement dated January 1, 2007 between Kennedy-Wilson and Freeman Lyle.(12)

10.47†	Fourteenth Amendment to Employment Agreement dated March 1, 2007 between Kennedy-Wilson and Freeman Lyle.(12)

10.48†	Fifteenth Amendment to Employment Agreement dated January 1, 2008 between Kennedy-Wilson and Freeman Lyle.(12)

10.49†	Sixteenth Amendment to Employment Agreement dated June 1, 2008 between Kennedy-Wilson and Freeman Lyle.(12)

10.50†	Seventeenth Amendment to Employment Agreement dated January 1, 2009 between Kennedy-Wilson and Freeman Lyle.(12)

10.51†	Seventeenth Amendment to Employment Agreement dated January 1, 2009 between Kennedy-Wilson and Freeman Lyle.(12)

10.52†	Amendment to Employment Agreement dated as of August 1, 2006 between KW Multi-Family Management Group and Robert Hart.(12)

10.53†	Second Amendment to Employment Agreement dated as of January 1, 2007 between KW Multi-Family Management Group and Robert Hart.(12)

10.54†	Third Amendment to Employment Agreement dated as of January 1, 2008 between KW Multi-Family Management Group and Robert Hart.(12)

10.55†	Fourth Amendment to Employment Agreement dated as of January 1, 2009 between KW Multi-Family Management Group and Robert Hart.(12)

10.56†	Business Loan Agreement dated July 29, 2009 between Kennedy-Wilson, Inc. and Pacific Western Bank.(12)

10.57†	Amended and Restated Loan Agreement dated June 5, 2008 between Kennedy-Wilson, Inc. and U.S. Bank National Association.(16)

10.58†	Junior Subordinated Indenture dated, January 31, 2007 between Kennedy-Wilson, Inc. and The Bank of New York Trust Company, National Association, as trustee.(12)

10.59†	First Amendment to Office Lease dated March 5, 1999 between Wilshire-Camden Associates and Kennedy-Wilson, Inc.(12)

10.60	Second Amendment to Lease dated June 2, 1999 between Wilshire-Camden Associates and Kennedy-Wilson, Inc.(12)

10.61	First Amendment to Office Lease dated March 5, 1999 between Wilshire-Camden Associates and Kennedy-Wilson, Inc.(12)

10.62	Second Amendment to Lease dated June 2, 1999 between Wilshire-Camden Associates and Kennedy-Wilson, Inc.(12)

10.63	Third Amendment to Office Lease dated December 20, 2002 between Brighton Enterprises, LLC and Kennedy-Wilson, Inc.(12)

10.64	Fourth Amendment to Office Lease dated September 11, 2003 between Wilshire-Camden Associates and Kennedy-Wilson, Inc.(12)

Exhibit No.	Description

10.65	Fifth Amendment to Office Lease dated January 7, 2006 between Douglas Emmett 2000, LLC and Kennedy-Wilson, Inc.(12)

10.66
Standard Office Lease dated March 3, 2009 by and among 9701-Hempstead Plaza, LLC, 9701-Carolina Gardens LLC, 9701-West Point Realty LLC, 9701-Dakota Leasing LLC and 9701-Iowa Leasing LLC and Kennedy-Wilson Inc.(12)

10.67
Second Amended and Restated Guaranty of Payment dated November 4, 2008 by Arthur S. Levine, as Trustee of the Ray J. Rutter Trust, Arthur S. Levine, as Trustee of the Susan Ray Rutter Trust, and Arthur S. Levine, as Trustee of the Robert Jonathan Rutter Trust, and Kennedy-Wilson Inc., to Bank Midwest N.A.(12)

10.68	Amended and Restated Guaranty dated October 25, 2007 Agreement by Kennedy-Wilson, Inc. in favor of Bank of America, N.A., as agent for lenders.(12)

10.69	Amendment to Irrevocable standby letters of credit dated October 26, 2007 from Bank of America to the beneficiary, City of Walnut Creek on behalf of Fairways 340 LLC.(12)

10.70	Guaranty Agreement made as of August 14, 2007 by Kennedy-Wilson, Inc. in favor of Bank of America, N.A., as agent for lenders.(12)

10.71	Repayment Guaranty made as of September 4, 2007 by Kennedy-Wilson, Inc. in favor of Wachovia Bank, N.A., as agent for lenders.(12)

10.72	Commercial Guaranty made as of September 13, 2007 by Kennedy-Wilson, Inc., to Pacific Western Bank, on behalf of Windscape Village LLC.(12)

10.73	Repayment Guaranty made as of May 9, 2007 by Kennedy-Wilson, Inc. and KW Property Fund I, L.P. for the benefit of Wachovia Bank National Association.(12)

10.74	Commercial Guaranty dated January 16, 2009 to Pacific Western Bank by KWI Property Fund I, L.P.(12)
10.75	Guaranty made as of May 29, 2008 by Kennedy-Wilson, Inc. and KW Property Fund III, L.P. for the benefit of Deutsche Bank, AG.(12)

10.76	Guaranty made as of September 9, 2005, by Kennedy-Wilson, Inc., a Delaware corporation, in favor of Bank of America, N.A.(12)

10.77	Guaranty made as of May 29, 2008 by Kennedy-Wilson, Inc. and KW Property Fund III, L.P. for the benefit of Deutsche Bank, AG.(12)

10.78	Guaranty made as of September 9, 2005, by Kennedy-Wilson, Inc., a Delaware corporation, in favor of Bank of America, N.A.(12)

10.79	Repayment Guaranty made as of September 4, 2007 by KWI Property Fund I, L.P. and KW Property Fund II, L.P., Delaware limited partnerships in favor of Wachovia Bank, N.A., as agent for lenders.(12)

10.80	Fifteenth Amendment to Employment Agreement dated January 1, 2009 between Kennedy-Wilson Properties and James Rosten.(15)

10.81	Eighteenth Amendment to Employment Agreement dated January 1, 2009 between Kennedy-Wilson and Freeman Lyle.(15)

10.82	Fifth Amendment to Employment Agreement dated January 1, 2009 between KW Multi-Family Group, Ltd. and Robert Hart.(15)

10.83
First Amendment to Forfeiture Agreement dated October 22, 2009 between Prospect Acquisition Corp., De Guardiola Advisors, Inc., De Guardiola Holdings, Inc., Flat Ridge Investments LLC, LLM Structured Equity Fund L.P, LLM Investors L.P., CMS Platinum Fund, L.P., SJC Capital LLC, Michael P. Castine, Daniel Gressel, Michael Downey, James J. Cahill, John Merchant and Kennedy-Wilson, Inc.(15)

10.84†	Waiver and Modification with respect to Employment Agreements dated October 22, 2009 between Kennedy-Wilson, Inc. and William J. McMorrow, Mary L. Ricks and Donald J. Herrema.(15)

10.85	Agreement, dated as of November 11, 2009, by and between Prospect Acquisition Corp. and Victory Park Capital Advisors, LLC.(17)

10.86	Stock Purchase Agreement, by and between Prospect Acquisition Corp. and Victory Park Special Situations Master Fund, LTD.(17)

Exhibit No.	Description

10.87	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Credit Suisse Securities (USA) LLC.(17)

10.88	Stock Purchase Agreement, dated as of November 11, 2009, by and between Prospect Acquisition Corp. and Nisswa Acquisition Master Fund, Ltd.(17)

10.89	Share Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Milton Arbitrage Partners, LLC.(17)

10.90	Stock Purchase Agreement(18)

10.91	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Arrowgrass Master Fund Ltd.(19)

10.92	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Bulldog Investors.(19)

10.93	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Del Mar Master Fund Ltd.(19)

10.94	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Citigroup Global Markets Inc.(19)

10.95	Share Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and IBS (MF) Ltd. In Respect of Glazer Merger Arbitrage Series.(19)

10.96	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Glazer Offshore Fund Ltd.(19)

10.97	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Glazer Capital Management, LP(19)

10.98	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and HFR MA Select Opportunity Master Trust.(19)

10.99	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and GSS Offshore SPC-Glazer Segregated Portfolio.(19)

10.100	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and GSS Offshore SPC-Glazer Segregated Portfolio.(19)

10.101	Waiver and Modification With Respect to Employment Agreement Amendments.(20)

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

23.3	Consent of Independent Registered Public Accounting Firm

23.4	Consent of Independent Registered Public Accounting Firm

23.5	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney (included on signature page).

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
______________________________________

†    Management Contract, Compensation Plan or Agreement.

(1)	Filed as Annex A to Amendment No. 5 to the Registrant’s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.

(2)	Filed as Annex D to Amendment No. 5 to the Registrant’s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.

(3)	Filed as Exhibit 3.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-145110) filed October 26, 2007 and incorporated by reference herein.

(4)	Filed as Exhibit A to Annex C to Amendment No. 5 to the Registrant’s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.

(5)	Filed as Annex C to Amendment No. 5 to the Registrant’s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.

(6)	Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No.: 001-33824) filed on March 31, 2008 and incorporated by reference herein.

(7)	Filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (File No.: 001-33824) filed on March 31, 2008 and incorporated by reference herein.

(8)	Filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-145110) filed October 26, 2007 and incorporated by reference herein.

(9)	Filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (File No.: 001-33824) filed on March 31, 2008 and incorporated by reference herein.

(10)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed January 7, 2009.

(11)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed January 7, 2009.

(12)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.

(13)	Filed as Annex E to Amendment No. 5 to the Registrant’s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.

(14)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (File No.: 333-164928) filed on February 16, 2010 and incorporated by reference herein.

(15)	Filed as an Exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 23, 2009 and incorporated by reference herein.

(16)	Filed as an Exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 16, 2009 and incorporated by reference herein.

(17)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed November 11, 2009.

(18)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed November 12, 2009.

(19)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed November 13, 2009.

(20)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed November 19, 2009.
(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.