Form 10-Q
period 2011-03-31
Kennedy-Wilson Holdings, Inc.
filed 2011-05-09
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of common stock outstanding as of May 1, 2011 was 40,180,056.

FORWARD-LOOKING STATEMENTS
Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are necessarily estimates reflecting the judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results. Disclosures that use words such as “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. These risks and uncertainties may include these factors and the risks and uncertainties described elsewhere in this report and other filings with the Securities and Exchange Commission (the “SEC”), including the Item 1A. “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2010. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed in our filing with the SEC. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Cash and cash equivalents	$35,493,000	$46,968,000
Accounts receivable	2,569,000	2,097,000
Accounts receivable — related parties	7,337,000	7,062,000
Notes receivable	14,223,000	20,264,000
Notes receivable — related parties	6,749,000	3,837,000
Real estate, net	88,313,000	82,701,000
Investments in joint ventures ($34,719,000 and $34,687,000 carried at fair value as of March 31, 2011 and December 31, 2010)	287,408,000	266,886,000
Loan pool participations	27,092,000	25,218,000
Other assets	8,283,000	8,850,000
Goodwill	23,965,000	23,965,000
Total assets	$501,432,000	$487,848,000

Liabilities and equity
Liabilities
Accounts payable	577,000	1,504,000
Accrued expenses and other liabilities	9,565,000	9,064,000
Accrued salaries and benefits	2,579,000	10,721,000
Accrued and deferred tax liability	25,873,000	25,871,000
Notes payable	23,383,000	24,783,000
Borrowings under line of credit	46,750,000	27,750,000
Mortgage loans payable	39,454,000	35,249,000
Junior subordinated debentures	40,000,000	40,000,000
Total liabilities	188,181,000	174,942,000

Equity
Cumulative Preferred stock, $0.0001 par value: 1,000,000 shares authorized $1,000 per share liquidation preference,
6.00% Series A, 100,000 shares issued as of March 31, 2011 and December 31, 2010, mandatorily convertible on May 19, 2015	—	—
6.46% Series B, 32,550 shares issued as of March 31, 2011 and December 31, 2010, mandatorily convertible on November 3, 2018	—	—
Common stock, $0.0001 par value: 125,000,000 shares authorized, 41,294,596 and 41,177,658 shares issued and 40,180,056 and 40,179,906 shares outstanding as of March 31, 2011 and December 31, 2010, respectively	4,000	4,000
Additional paid-in capital	285,847,000	284,669,000
Retained earnings	16,781,000	17,777,000
Accumulated other comprehensive income	8,156,000	9,043,000
Common stock held in treasury, at cost, $0.0001 par value, 1,114,540 and 1,111,690 held at March 31, 2011 and December 31, 2010, respectively	(11,332,000)	(11,301,000)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	299,456,000	300,192,000
Noncontrolling interests	13,795,000	12,714,000
Total equity	313,251,000	312,906,000
Total liabilities and equity	$501,432,000	$487,848,000
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three months ended March 31,
	2011	2010
Revenue
Management and leasing fees	$2,449,000	$2,125,000
Management and leasing fees — related party	2,562,000	2,282,000
Commissions	1,551,000	1,382,000
Commissions — related party	1,010,000	431,000
Sale of real estate	417,000	3,937,000
Rental and other income	738,000	669,000
Total revenue	8,727,000	10,826,000
Operating expenses
Commission and marketing expenses	638,000	771,000
Compensation and related expenses	7,832,000	9,102,000
Cost of real estate sold	397,000	2,714,000
General and administrative	2,813,000	1,758,000
Depreciation and amortization	434,000	285,000
Rental operating expenses	411,000	241,000
Total operating expenses	12,525,000	14,871,000
Equity in joint venture income	5,256,000	657,000
Interest income from loan pool participations and notes receivable	2,546,000	651,000
Operating income (loss)	4,004,000	(2,737,000)
Non-operating income (expense)
Interest income	38,000	63,000
Interest income — related party	228,000	218,000
Interest expense	(1,529,000)	(2,114,000)
Income (loss) before (provision for) benefit from income taxes	2,741,000	(4,570,000)
(Provision for) benefit from income taxes	(663,000)	1,998,000
Net income (loss)	2,078,000	(2,572,000)
Net income attributable to the noncontrolling interests	(1,038,000)	(568,000)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	1,040,000	(3,140,000)
Preferred dividends and accretion of preferred stock issuance costs	(2,036,000)	—
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(996,000)	(3,140,000)
Other comprehensive loss, net of tax	(887,000)	(196,000)
Total comprehensive loss	$(1,883,000)	$(3,336,000)
Basic and diluted loss per share
Basic and diluted loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(0.02)	$(0.08)
Weighted average number of common shares outstanding	40,022,940	38,980,351
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statement of Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests
	Shares	Amount	Shares	Amount						Total
Balance, December 31, 2010	132,550	$—	40,179,906	$4,000	$284,669,000	$17,777,000	$9,043,000	$(11,301,000)	$12,714,000	$312,906,000
Repurchase of 2,850 common shares	—	—	(2,850)	—	—	—	—	(31,000)	—	(31,000)
Stock-based compensation	—	—	—	—	1,167,000	—	—	—	—	1,167,000
Common stock issued under 2009 Equity Participation Plan	—	—	3,000	—	—	—	—	—	—	—
Other comprehensive income:
Foreign currency translation loss, net of tax of $1,065,000	—	—	—	—	—	—	(1,611,000)	—	—	(1,611,000)
Foward foreign currency gain, net of tax of $497,000	—	—	—	—	—	—	724,000	—	—	724,000
Preferred stock dividends paid	—	—	—	—	—	(2,025,000)	—	—	—	(2,025,000)
Accretion of preferred stock issuance costs	—	—	—	—	11,000	(11,000)	—	—	—	—
Net income	—	—	—	—	—	1,040,000	—	—	1,038,000	2,078,000
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	377,000	377,000
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(334,000)	(334,000)
Balance, March 31, 2011	132,550	$—	40,180,056	$4,000	$285,847,000	$16,781,000	$8,156,000	$(11,332,000)	$13,795,000	$313,251,000
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$2,078,000	$(2,572,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain from sale of real estate	(20,000)	(1,223,000)
Depreciation and amortization	434,000	282,000
Provision for deferred income taxes	570,000	(1,999,000)
Amortization of deferred loan costs	71,000	58,000
Amortization of beneficial conversion of convertible subordinated debt	—	72,000
Equity in joint venture income	(5,256,000)	(657,000)
Accretion of interest income on loan pool participations and notes receivable	(2,546,000)	(651,000)
Stock based compensation	1,167,000	1,915,000
Change in assets and liabilities:
Accounts receivable	(472,000)	(117,000)
Accounts receivable—related parties	(275,000)	345,000
Operating distributions from joint ventures	104,000	87,000
Operating distributions from loan pool participation	286,000	—
Other assets	380,000	203,000
Accounts payable	(927,000)	(495,000)
Accrued expenses and other liabilities	501,000	(805,000)
Accrued salaries and benefits	(8,142,000)	2,256,000
Net cash used in operating activities	(12,047,000)	(3,301,000)
Cash flows from investing activities:
Settlements of notes receivable	312,000	—
Additions to notes receivable—related parties	(2,912,000)	—
Settlements of notes receivable—related parties	—	743,000
Net proceeds from sale of real estate	332,000	3,639,000
Purchases of and additions to real estate	—	(181,000)
Distributions from joint ventures	2,963,000	—
Contributions to joint ventures	(17,112,000)	(11,922,000)
Contributions to loan pool participations	(82,000)	—
Net cash used in investing activities	(16,499,000)	(7,721,000)
Cash flow from financing activities:
Repayment of notes payable	(1,400,000)	(1,400,000)
Borrowings under lines of credit	19,000,000	4,000,000
Borrowings under mortgage loans payable	5,076,000	81,000
Repayment of mortgage loans payable	(871,000)	(3,243,000)
Debt issue costs	(45,000)	(46,000)
Repurchase of common stock	(31,000)	—
Dividends paid	(2,025,000)	—
Contributions from noncontrolling interests	377,000	—
Distributions to noncontrolling interests	(334,000)	(2,077,000)
Net cash provided by (used in) financing activities	19,747,000	(2,685,000)
Effect of currency exchange rate changes on cash and cash equivalents	(2,676,000)	(348,000)
Net change in cash and cash equivalents	(11,475,000)	(14,055,000)
Cash and cash equivalents, beginning of period	46,968,000	57,784,000
Cash and cash equivalents, end of period	$35,493,000	$43,729,000
Supplemental disclosure of non-cash investing activities:
Unrealized loss on marketable security, net of tax of $129,000	$—	$194,000
Accretion of preferred stock issuance costs	11,000	—
See accompanying notes to consolidated financial statements.

During the three month period ended March 31, 2011, as a result of the foreclosure of three assets in Kennedy-Wilson Holdings, Inc.'s consolidated loan portfolio, notes receivable decreased by $6,197,000 and real estate increased by $6,197,000.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
NOTE 1—BASIS OF PRESENTATION
Kennedy-Wilson Holdings, Inc.’s (together with its wholly owned and controlled subsidiaries,"we," "us," "our," "the Company" or “Kennedy-Wilson”) unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles used in the preparation of the Kennedy-Wilson’s annual financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of Kennedy-Wilson, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three month periods ended March 31, 2011 and 2010 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2011. For further information, your attention is directed to the footnote disclosures found in Kennedy-Wilson’s 2010 Annual Report.
The consolidated financial statements include the accounts of Kennedy-Wilson and its wholly owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, Kennedy-Wilson evaluates its relationships with other entities to identify whether they are variable interest entities (VIEs) as defined by the Variable Interest Entities Subsections FASB Accounting Standards Codification (ASC) Subtopic 810-10 and to assess whether it is the primary beneficiary of such entities. If the determination is made that Kennedy-Wilson is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with the VIEs Subsections of ASC Subtopic 810-10.
The ownership of the other interest holders in consolidated subsidiaries is reflected as noncontrolling interests. The preparation of the accompanying consolidated financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosure about contingent assets and liabilities, and reported amounts of revenues and expenses. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

NOTE 2—ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
In January 2010, the FASB issued Accounting Standards Codification (ASC) Update No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, to improve disclosure requirements related to Fair Value Measurements and Disclosures — Subtopic 820. Update No. 2010-06 is effective for interim and annual reporting periods ending after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010. Update No. 2010-06 was adopted on January 1, 2010, and there was no material impact to the consolidated financial statements. Additionally, on January 1, 2011, Kennedy-Wilson has adopted the disclosures requirements about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 as well as additional disclosure about inputs and valuation techniques for fair value measurements.

NOTE 3—NOTES RECEIVABLE
During the three month period ended March 31, 2011, Kennedy-Wilson issued a note receivable in the amount of $1.1 million (with a maximum amount of $5.0 million) to KW Property Fund II, LP, an equity method investment and related party. The note bears an interest rate of 20%, is interest only, and is due on October 31, 2011.
During the three month period ended March 31, 2011, Kennedy-Wilson increased its notes receivable with the Bay Area Smart Growth Fund II, LLC, an equity method investment and related party, by $0.7 million to a total amount of $1.7 million (with a maximum amount of $2.0 million). The note bears an interest rate of 10%, is interest only, and is due on December 31, 2011.
During the three month period ended March 31, 2011, Kennedy-Wilson increased its notes receivable with 5th and Madison, LLC, an equity method investment and related party, by $1.0 million to a total amount of $3.9 million (with a maximum amount of $4.5 million). The note bears an interest rate of 15%, is interest only, and is due on December 31, 2011.
In 2010, Kennedy-Wilson purchased a pool of loans or notes receivable with deteriorated credit quality from a bank for $25.3 million. As of March 31, 2011, the assets and debt related to the pool of loans are $12.4 million and $10.6 million,

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

respectively. The amount contractually due under the terms of the notes as of March 31, 2011 is $18.9 million. Contractual payments of principal and interest of $0.1 million are due monthly. Kennedy-Wilson expects to accrete $4.2 million in interest on notes receivable over the total estimated collection period. During the three months ended March 31, 2011, Kennedy-Wilson accreted $0.4 million as interest on notes receivable in the accompanying consolidated statements of operations and comprehensive loss. From acquisition through March 31, 2011, Kennedy-Wilson has accreted $2.9 million of interest on notes receivable in the accompanying consolidated balance sheet.
Additionally, during the three month period ended March 31, 2011, Kennedy-Wilson foreclosed on three assets in Las Vegas, Nevada in the pool of loans discussed above that had been collateral for loans within the loan pool. As a result of these foreclosures, the real estate was removed from the pool and recorded on Kennedy-Wilson's consolidated balance sheet at a fair value of $6.2 million. Kennedy-Wilson determined the fair value based on the income approach. The fair value was consistent with the carrying amount within the loan pool and, as such, no unrealized gain or loss was recorded.

NOTE 4—REAL ESTATE
See note 3 for discussion of the additions to real estate related to the foreclosure of the real estate assets in our consolidated loan pool.

NOTE 5—INVESTMENTS IN JOINT VENTURES
Kennedy-Wilson has a number of joint venture interests, generally ranging from 5% to approximately 50%, which were formed to acquire, manage and/or sell real estate. Kennedy-Wilson has significant influence over these entities, but not control and accordingly, these investments are accounted for under the equity method.
During the three month period ended March 31, 2011, Kennedy-Wilson invested in two new joint ventures totaling $3.2 million and invested $2.7 million to buy out ownership interests from joint venture partners.
During the same period, Kennedy-Wilson made $14.3 million in contributions to existing joint venture investments. Of this amount, $12.1 million, including $0.5 million of noncontrolling interests, was contributed by Kennedy-Wilson to its joint venture in Japan for the purposes of refinancing a large portion of the Japanese multifamily portfolio.
In March 2011, a 9.0 magnitude earthquake hit the Tohoku region in northern Honshu, Japan, which also triggered multiple tsunamis along the Pacific coast of Japan, North America and South America, causing thousands of casualties and injuries as well as severe damage to roads, buildings and infrastructure. Following the earthquake and the tsunami, our office in Tokyo remained open with no material interruptions to business, none of our employees were injured, our investments suffered no material damages, and none of our tenants have had to evacuate.
Additionally, during the three month period ended March 31, 2011, Kennedy-Wilson received $3.0 million in distributions from its joint ventures.
Kennedy-Wilson has certain guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) Kennedy-Wilson could be required to make under the guarantees was approximately $33 million and $28 million as of March 31, 2011 and December 31, 2010, respectively. The guarantees expire through 2015 and Kennedy-Wilson’s performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sales proceeds of the property. Based upon Kennedy-Wilson’s evaluation of guarantees under Estimated Fair Value of Guarantees ASC Subtopic 460-10, the estimated fair value of guarantees made as of March 31, 2011 and December 31, 2010 is immaterial.

NOTE 6—INVESTMENT IN LOAN POOL PARTICIPATION
In 2010, Kennedy-Wilson, in partnership with a bank, acquired two loan portfolios with deteriorated credit quality totaling approximately $424.5 million in unpaid principal balance. The loan portfolios, which were acquired from a regional bank, are comprised of loans secured by residential, hotel, retail, office, land, multifamily and other assets predominantly located in Southern California. The amount contractually due under the terms of the notes as of March 31, 2011 is $294.4 million. Contractual payments of principal and interest of $1.0 million are due monthly. As of March 31, 2011, Kennedy-Wilson expects to accrete $18.0 million, including $2.4 million of noncontrolling interest, in interest income from loan pool

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

participations over the total estimated collection period. During the three months ended March 31, 2011, Kennedy-Wilson recognized $2.1 million, including $0.3 million in noncontrolling interests, of interest income from loan pool participations in the accompanying consolidated statement of operations and comprehensive loss. From acquisition through March 31, 2011, Kennedy-Wilson has accreted $11.4 million, including $0.3 million of noncontrolling interests, of interest on notes receivable included in the accompanying consolidated balance sheet.

NOTE 7—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
FAIR VALUE MEASUREMENTS—The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of March 31, 2011:

	Level 1	Level 2	Level 3	Total
Available-for-sale security	$33,000	$—	$—	$33,000
Investment in joint ventures	—	—	34,686,000	34,686,000
	$33,000	$—	$34,686,000	$34,719,000
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Available-for-sale security	$33,000	$—	$—	$33,000
Investment in joint ventures	—	—	34,654,000	34,654,000
	$33,000	$—	$34,654,000	$34,687,000

The following table presents changes in Level 3 investments for the three months ended March 31, 2011 and 2010, respectively:

	2011	2010
Beginning balance	$34,654,000	$19,590,000
Unrealized and realized gains	82,000	332,000
Purchases	—	379,000
Sales	(50,000)	—
Ending balance	$34,686,000	$20,301,000
The change in unrealized gains and losses on Level 3 investments during the three month periods ended March 31, 2011 and 2010 for investments still held as of March 31, 2011 and 2010 was a loss of $1.1 million and a gain of $0.1 million, respectively.
Kennedy-Wilson records its investment in KW Property Fund III, L.P. and SG KW Venture I, LLC (the Funds) based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. The Funds report their investments at fair value based on valuations of the underlying real estate and real estate related assets and their related indebtedness secured by real estate. The valuations of real estate, real estate related assets, and indebtedness were based on management estimates of the assets and liabilities using a combination of the income and market approach. Kennedy-Wilson recorded an increase in fair value of $0.1 million and $0.3 million in equity in joint venture income in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2011 and 2010, respectively. Kennedy-Wilson’s investment balance in the Funds was $20.5 million at March 31, 2011 and December 31, 2010, respectively, which are included in investments in joint ventures in the accompanying consolidated balance sheets. As of March 31, 2011 and December 31, 2010, Kennedy-Wilson has unfunded capital commitments to KW Property Fund III, L.P. and SG KW Venture I, LLC in the amounts of $3.3 million and $6.0 million, respectively.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

FAIR VALUE OPTION—Additionally Kennedy-Wilson elected the fair value option for two investments in joint venture entities that were acquired during 2008. Kennedy-Wilson elected to record these investments at fair value to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. There was no material change in the fair value of these investments during the three month periods ended March 31, 2011 and 2010. Kennedy-Wilson determines the fair value of these investments based upon the income approach, utilizing estimates of future cash flows, discount rates and liquidity risks. As of March 31, 2011 and December 31, 2010, these two investments had fair values of $11.8 million and $2.3 million, respectively.
In estimating fair value of real estate held by the Funds and two fair value option investments, Kennedy-Wilson considers significant unobservable inputs such as capitalization and discount rates. The table below describes the range of inputs for real estate assets:

Estimated rates used for
	Capitalization rates	Discount Rates
Multifamily	5% — 6%	7.5% — 8.25%
Office	6.5%	7.5% — 9.0%
Land and condominium	n/a	8.0% — 15.0%
In valuing real estate related assets and indebtedness, Kennedy-Wilson considers significant inputs such as terms of debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. A third party assists management in valuing debt instruments, using credit spreads provided by Kennedy-Wilson for the investment entities. The credit spreads range from 4.5% to 9.5%.
The accuracy of estimating fair value for investments utilizing unobservable inputs cannot be determined with precision, cannot be substantiated by comparison to quoted prices in active markets, and may not be realized in a current sale or immediate settlement of the asset or liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including cap rates, discount rates, liquidity risks, and estimates of future cash flows, could significantly affect the fair value measurement amounts.

NOTE 8—LINE OF CREDIT
During the three month period ended March 31, 2011, Kennedy-Wilson borrowed an additional $19.0 million on its line of credit bringing the outstanding balance at March 31, 2011 to $46.8 million. As of March 31, 2011, the line of credit bore an interest rate at the floor amount of 4.00%. The line of credit was paid down in full on April 5, 2011.

NOTE 9—MORTGAGE LOANS PAYABLE
During the three month period ended March 31, 2011, Kennedy-Wilson entered into a mortgage loan payable for $5.0 million secured by its 2,700-acre ranch in Hawaii. The note bears interest at the First Hawaiian Bank Prime Rate plus 2.50% (6.875% at March 31, 2011), is interest only, and matures in April 2014. The loan was paid off in full on April 5, 2011.

NOTE 10—RELATED PARTY TRANSACTIONS
In addition to the related party transactions discussed above in Note 3, Kennedy-Wilson engaged in the following related party transactions during the three month period ended March 31, 2011.
During the three month period ended March 31, 2011, the firm of Kulik, Gottesman & Mouton Ltd. was paid $22,000 for legal services provided by the firm and $7,000 for director’s fees for Kent Mouton, a partner in the firm and a member of Kennedy-Wilson’s board of directors. During the three month period ended March 31, 2010, the amounts were $76,000 and $16,000, respectively.
During the three month period ended March 31, 2011, the firm of Solomon, Winnett & Rosenfield was paid $58,000 for income tax services provided by the firm. Jerry Solomon, a partner in the firm and a member of Kennedy-Wilson’s board of directors, was paid $7,000 for director’s fees for the same period. During the three month period ended March 31, 2010, the amounts were $45,000 and $15,000, respectively.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

NOTE 11—EARNINGS PER SHARE
For the three month periods ended March 31, 2011 and 2010, a total of 22,178,931 and 22,998,219 potentially dilutive securities have not been included in the diluted weighted average shares as Kennedy-Wilson has a net loss attributable to common shareholders.

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

Substantially all of the revenue—related party was generated via intersegment activity for the three month periods ended March 31, 2011 and 2010. Generally, this revenue consists of fees earned on investments in which Kennedy-Wilson also has an ownership interest. The amounts representing investments with related parties and non-affiliates are included in the investment segment. No single third party client provided Kennedy-Wilson with 10% or more of its revenue during any period presented in these financial statements.
There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss since the December 31, 2010 financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

The following tables summarize Kennedy-Wilson’s income activity by segment for the three month period ended March 31, 2011 and balance sheet data as of March 31, 2011:

	Services	Investments	Corporate	Consolidated
Management fees and commissions	$4,000,000	$—	$—	$4,000,000
Management fees and commissions — related party	3,572,000	—	—	3,572,000
Sale of real estate	—	417,000	—	417,000
Rental and other revenue	—	738,000	—	738,000
Total revenue	7,572,000	1,155,000	—	8,727,000
Operating expenses	5,747,000	4,303,000	2,041,000	12,091,000
Depreciation and amortization	35,000	359,000	40,000	434,000
Total operating expenses	5,782,000	4,662,000	2,081,000	12,525,000
Equity in joint venture income	—	5,256,000	—	5,256,000
Income from loan pool participations and notes receivable	—	2,546,000	—	2,546,000
Total operating income (loss)	1,790,000	4,295,000	(2,081,000)	4,004,000
Interest income	—	—	38,000	38,000
Interest income — related party	—	—	228,000	228,000
Interest expense	—	(77,000)	(1,452,000)	(1,529,000)
Income (loss) before provision for income taxes	$1,790,000	$4,218,000	(3,267,000)	2,741,000
Provision for income taxes			(663,000)	(663,000)
Net (loss) income			$(3,930,000)	$2,078,000
Total assets	$38,851,000	$425,355,000	$37,226,000	$501,432,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

The following tables summarize Kennedy-Wilson’s income activity by segment for the three month period ended March 31, 2010 and balance sheet data as of December 31, 2010:

	Services	Investments	Corporate	Consolidated
Management fees and commissions	$3,507,000	$—	$—	$3,507,000
Management fees and commissions — related party	2,713,000	—	—	2,713,000
Sale of real estate	—	3,937,000	—	3,937,000
Rental and other revenue	—	669,000	—	669,000
Total revenue	6,220,000	4,606,000	—	10,826,000
Operating expenses	4,955,000	4,706,000	4,925,000	14,586,000
Depreciation and amortization	16,000	232,000	37,000	285,000
Total operating expenses	4,971,000	4,938,000	4,962,000	14,871,000
Equity in joint venture income	—	657,000	—	657,000
Income from loan pool participations and notes receivable	—	651,000	—	651,000
Total operating income (loss)	1,249,000	976,000	(4,962,000)	(2,737,000)
Interest income	—	—	63,000	63,000
Interest income — related party	—	—	218,000	218,000
Interest expense	—	(163,000)	(1,951,000)	(2,114,000)
Income (loss) before provision for income taxes	$1,249,000	$813,000	(6,632,000)	(4,570,000)
Benefit from income taxes			1,998,000	1,998,000
Net loss			$(4,634,000)	$(2,572,000)
Total assets	$38,780,000	$400,519,000	$48,549,000	$487,848,000

NOTE 13—INCOME TAXES
Kennedy-Wilson’s effective tax rates for the three month periods ended March 31, 2011 and 2010 were 24.2% and 43.7%, respectively. For the three month period ended March 31, 2011, the difference between the U.S. federal statutory rate of 34% and Kennedy-Wilson’s effective tax rates is mainly attributable to state income taxes offset by income attributable to noncontrolling interests. For the three month period ended March 31, 2010, the difference between the U.S. federal statutory rate of 34% and Kennedy-Wilson’s effective tax rates is mainly attributable to state income taxes and income attributable to noncontrolling interests.
In determining the quarterly provision for income taxes, the Company uses an effective tax rate based on actual year to date income and statutory tax rates. The effective tax rate also reflects the Company’s assessment of the ultimate outcome of tax audits.

NOTE 14—SUBSEQUENT EVENTS
On April 5, and 12, 2011, Kennedy-Wilson, Inc. (the “Issuer”), a wholly-owned subsidiary of Kennedy-Wilson Holdings, Inc., issued $200 million and $50 million, respectively, of senior notes (the "Notes"). The Notes bear interest at a rate of 8.75% which is paid in arrears semiannually on April 1 and October 1 of each year until maturity of the Notes on April, 1 2019. If the Notes are redeemed prior to April 1, 2017 a premium must be paid on the redeemed amount. The April 12 offering was issued at a premium of 101.5% plus accrued interest from April 5, 2011.
The terms of the Notes are governed by an indenture, dated April 5 and April 12, 2011, by and among the Issuer, Kennedy-Wilson, as parent guarantor, certain subsidiaries of the Issuer, as subsidiary guarantors (the “Subsidiary Guarantors”) and Wilmington Trust FSB, as trustee. The indenture contains various restrictive covenants, including, among others, limitations on our ability to incur additional indebtedness and limitations on our ability to make restricted payments.
In connection with the debt issuance, on April 5, 2011, Kennedy-Wilson's two outstanding notes payable in the amounts of $19.2 million and $4.3 million and two mortgage loans payable in the amounts of $5.0 million (including a full repayment guaranty) and $2.7 million were paid off. Additionally, Kennedy-Wilson paid down $46.8 million on its line of credit bringing the balance to zero.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations contains forward-looking statements within the meaning of the federal securities laws. See the discussion under the heading “Forward-Looking Statements” elsewhere in this report. Unless specifically noted otherwise, as used throughout this Management’s Discussion and Analysis section, “we,” “our,” "us," "the Company" or “Kennedy-Wilson” refers to the business, operations and financial results of Kennedy-Wilson Holdings, Inc. and its subsidiaries.

Overview
Founded in 1977, we are an international real estate investment and services firm. We have grown from a real estate auction business into a vertically-integrated real estate operating company with approximately 300 professionals in 22 offices throughout the U.S. and Japan. We have over $7 billion of assets under management totaling over 40 million square feet of properties throughout the U.S. and Japan, including ownership in 12,906 multifamily apartment units (including 1,008 units in escrow and excluding 286 units sold on May 6, 2011).
Our operations are defined by two core business units: KW Investments and KW Services.
When reading our financial statements and the information included in this section, it should be considered that we have experienced the same material trends that have affected the nation. It is, therefore, a challenge to predict our future performance based on our historical results, but we believe that the following material trends assist in understanding our historical earnings and cash flows and the potential for the future.

The following table describes our investment account, which includes the following financial statement captions and is derived from our consolidated balance sheet for the year ended March 31, 2011:

Dollars in millions
Investment in joint ventures	$287.4
Real estate	88.3
Mortgage debt	(39.5)
Notes receivable	21.0
Loan pool participations	27.1
$384.3
The following table breaks down our investment account information derived from our consolidated balance sheet by investment type and geographic location:

	Dollars in millions
	Multifamily	Loans Secured by Real Estate	Residential (1)	Office	Other	Total
California	$83.3	$60.9	$1.6	$18.3	$—	$164.1
Japan	117.8	—	—	6.1	—	123.9
Hawaii	—	10.9	42.3	—	—	53.2
Washington	23.5	3.9	1.9	1.5	—	30.8
Other	3.1	2.2	0.3	2.6	4.1	12.3
Total	$227.7	$77.9	$46.1	$28.5	$4.1	$384.3
—————
(1)    Includes for-sale residential, condominiums and residential land.
Kennedy Wilson's Q1 2011 Highlights
Investments

•	Our investment account (Kennedy-Wilson's equity in real estate and loan investments) increased by $20.6 million to $384.3 million at March 31, 2011 from $363.7 million as of December 31, 2010.

•	Our total assets topped $500 million for the first time in the Company's history.
Improved Adjusted EBITDA Metrics

•	During the three month period ended March 31, 2011, we achieved an Adjusted EBITDA of $15.1 million, a 165% increase from $5.7 million for the same period in 2010.

•	During the three month period ended March 31, 2011, our investments segment achieved an Adjusted EBITDA of $13.8 million, a 176% increase from $5.0 million for the same period in 2010.

•	During the three month period ended March 31, 2011, our services segment achieved an Adjusted EBITDA of $1.8 million, a 38% increase from $1.3 million for the same period in 2010.
Robust Acquisition Program

•	During the three month period ended March 31, 2011, the Company and our equity partners closed $216 million of real estate acquisitions through direct and joint venture investments.
Significant Multifamily Platform

•
Our current multifamily platform, owned directly and through joint ventures, consists of 12,906 units (including 1,008 units in escrow and excluding 286 units sold on May 6, 2011) within 78 apartment communities. The units are located in California (53%), the Pacific Northwest (28%), and Japan (19%).

•
The Company's multifamily portfolio, which is 96% occupied, on a trailing 12-month basis produced an annualized net operating income of $123 million (annualized for communities purchased in 2011 and stabilized for one community in lease up). The current debt associated with these properties is approximately $1.5 billion, and Kennedy-Wilson's equity interest in the portfolio is approximately 30%. In many cases, in addition to our ownership percentage, we have a promoted interest in the profits of these investments. Management believes that our multifamily investments are in supply constrained markets which will experience rent growth over the next several years.

Expansion of Service Business

•
Management and leasing fees increased by 14% to $5.0 million for the three month period ended March 31, 2011 from $4.4 million for the same period in 2010, driven primarily by higher asset management fees earned through the increased investment of partner equity.

•
Commissions increased by 44% to $2.6 million for the three month period ended March 31, 2011 from $1.8 million for the same period in 2010, driven primarily by increased acquisition fees generated by our acquisition activities.

Accessed Debt Financing

•	During the three month period ended March 31, 2011, the Company and our equity partners completed $333 million of property level financings at a weighted average interest rate of 2.71%.

•	In April 2011, the Company completed the sale and issuance of $250 million in aggregate principal amount of senior notes.
Results of Operations

The following table sets forth items derived from our consolidated statement of operations for the three month periods ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Revenue
Management and leasing fees	$5,011,000	$4,407,000
Commissions	2,561,000	1,813,000
Sale of real estate	417,000	3,937,000
Rental and other income	738,000	669,000
Total revenue	8,727,000	10,826,000
Operating expenses
Commission and marketing expenses	638,000	771,000
Compensation and related expenses	7,832,000	9,102,000
Cost of real estate sold	397,000	2,714,000
General and administrative	2,813,000	1,758,000
Depreciation and amortization	434,000	285,000
Rental operating expenses	411,000	241,000
Total operating expenses	12,525,000	14,871,000
Equity in joint venture income	5,256,000	657,000
Interest income from loan pool participations and notes receivable	2,546,000	651,000
Operating income (loss)	4,004,000	(2,737,000)
Non-operating income (expense)
Interest income	38,000	63,000
Interest income — related party	228,000	218,000
Interest expense	(1,529,000)	(2,114,000)
Income (loss) before (provision for) benefit from income taxes	2,741,000	(4,570,000)
(Provision for) benefit from income taxes	(663,000)	1,998,000
Net income (loss)	2,078,000	(2,572,000)
Net income attributable to the noncontrolling interests	(1,038,000)	(568,000)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	1,040,000	(3,140,000)
Preferred dividends and accretion of preferred stock issuance costs	(2,036,000)	—
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(996,000)	$(3,140,000)
EBITDA (1)	$13,895,000	$1,580,000
Adjusted EBITDA (2)	$15,062,000	$5,710,000

Additionally, we use certain non-GAAP measures to analyze our business, they include EBITDA(1) and Adjusted EBITDA(2) calculated as follows:

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$2,078,000	$(2,572,000)
Add back:
Interest expense	1,529,000	2,114,000
Kennedy-Wilson's share of interest expense included in investment in joint ventures and loan pool participations	5,466,000	1,802,000
Depreciation and amortization	434,000	285,000
Kennedy-Wilson's share of depreciation and amortization included in investment in joint ventures	3,725,000	1,949,000
Income taxes	663,000	(1,998,000)
EBITDA (1)	13,895,000	1,580,000
Add back:
Merger-related compensation expense	—	2,215,000
Stock-based compensation	1,167,000	1,915,000
Adjusted EBITDA (2)	$15,062,000	$5,710,000
—————
(1)    EBITDA represents earnings before interest expense, income taxes, and depreciation and amortization. Our management believes EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe EBITDA is useful to management in assisting us in evaluating the performance of the Company.
(2)    Adjusted EBITDA represents EBITDA, as defined above, adjusted for merger-related compensation expense and stock-based compensation. Management uses Adjusted EBITDA to analyze our business because it adjusts EBITDA for items we believe are not representative of the operating performance of our business going forward. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to management as it provides a supplemental measure in assisting us in evaluating the performance of the Company.
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

The following summarizes revenue, operating expenses, non-operating expenses, operating income (loss) and net income (loss) and calculates EBITDA and Adjusted EBITDA by our services, investments, and corporate operating segments for the three months ended March 31, 2011:

	Services	Investments	Corporate	Consolidated
Revenue	$7,572,000	$1,155,000	$—	$8,727,000
Operating expenses	5,782,000	4,662,000	2,081,000	12,525,000
Equity in income of joint ventures	—	5,256,000	—	5,256,000
Income from loan pool participations and notes receivable	—	2,546,000	—	2,546,000
Non-operating expenses	—	77,000	1,186,000	1,263,000
Operating income (loss)	$1,790,000	$4,218,000	$(3,267,000)	$2,741,000
Net income (loss)	$1,790,000	$4,218,000	$(3,930,000)	$2,078,000
Add back:
Interest expense	—	77,000	1,452,000	1,529,000
Kennedy-Wilson's share of interest expense included in investment in joint ventures and loan pool participations	—	5,466,000	—	5,466,000
Depreciation and amortization	35,000	359,000	40,000	434,000
Kennedy-Wilson's share of depreciation and amortization included in investment in joint ventures	—	3,725,000	—	3,725,000
Income taxes	—	—	663,000	663,000
EBITDA	1,825,000	13,845,000	(1,775,000)	13,895,000
Add back:
Stock based compensation	—	—	1,167,000	1,167,000
Adjusted EBITDA	$1,825,000	$13,845,000	$(608,000)	$15,062,000

The following summarizes revenue, operating expenses, non-operating expenses, operating income (loss) and net income (loss) and calculates EBITDA and Adjusted EBITDA by our services, investments, and corporate operating segments for the three months ended March 31, 2010:

	Services	Investments	Corporate	Consolidated
Revenue	$6,220,000	$4,606,000	$—	$10,826,000
Operating expenses	4,971,000	4,938,000	4,962,000	14,871,000
Equity in income of joint ventures	—	657,000	—	657,000
Income from loan pool participations and notes receivable	—	651,000	—	651,000
Non-operating (expense)	—	163,000	1,670,000	1,833,000
Operating income (loss)	$1,249,000	$813,000	$(6,632,000)	$(4,570,000)
Net income (loss)	$1,249,000	$813,000	$(4,634,000)	$(2,572,000)
Add back:
Interest expense	—	163,000	1,951,000	2,114,000
Kennedy-Wilson's share of interest expense included in investment in joint ventures and loan pool participations	—	1,802,000	—	1,802,000
Depreciation and amortization	16,000	232,000	37,000	285,000
Kennedy-Wilson's share of depreciation and amortization included in investment in joint ventures	—	1,949,000	—	1,949,000
Income taxes	—	—	(1,998,000)	(1,998,000)
EBITDA	1,265,000	4,959,000	(4,644,000)	1,580,000
Add back:
Merger related compensation expense	—	—	2,215,000	2,215,000
Stock based compensation	—	—	1,915,000	1,915,000
Adjusted EBITDA	$1,265,000	$4,959,000	$(514,000)	$5,710,000
—————
(1)  (2) refer to previous discussion

Our Consolidated Financial Results: Three Months Ended March 31, 2011 compared to the Three Months Ended March 31, 2010
Our revenues for the three months ended March 31, 2011 and 2010 were $8.7 million and $10.8 million, respectively. Total operating expenses for the same periods were $12.5 million and $14.9 million, respectively, and net loss attributable to our common shareholders was $1.0 million and $3.1 million, respectively. Adjusted EBITDA was $15.1 million and $5.7 million, respectively, for the three month periods ended March 31, 2011 and 2010.
Revenues
Service Segment Revenues
During the three month period ended March 31, 2011, management and leasing generated revenues of $5.0 million (including related party fees of approximately $2.6 million) compared to approximately $4.4 million (including related party fees of approximately $2.3 million). Comparing the two periods, management and leasing fees increased $0.6 million or 14% which is primarily due to increased asset management fees generated from investing additional joint venture partner equity during the last three quarters of 2010 and the first quarter of 2011.
During the three month period ended March 31, 2011, commission revenues increased to $2.6 million (including related party fees of approximately $1.0 million) compared to commission revenues for the same period in 2010 of $1.8 million (including related party fees of approximately $0.4 million). The increase of $0.8 million or 44% is primarily due to a $0.5 million increase in acquisition fees generated from the increased acquisition activity during the first quarter of 2011.
Investments Segment Revenues
Sale of real estate sold decreased to $0.4 million for the three month period ended March 31, 2011 from $3.9 million for the same period in 2010. The decrease can primarily be attributed to the sale of 11 condominium units in southern California and the sale of a 50% interest in an apartment project in northern California in 2010 versus the sale of a controlling interest in land in Kent, Washington in 2011.
Operating Expenses
Operating expenses for the three month period ended March 31, 2011 were approximately $12.1 million (not including sale of real estate) as compared to $12.2 million for the same period in 2010 (not including sale of real estate).
Services Segment Operating Expenses
Consistent with management expectations, operating expenses had a minor increase of $0.3 million for the three months March 31, 2011 as compared to the same period in 2010.
Investments Segment Operating Expenses
Compensation and related expenses were approximately $2.5 million for the three month period ended March 31, 2011, as compared to $1.3 million for the same period in 2010. The increase can be primarily attributed to additional employees hired in the last three quarters of 2010 and the first quarter of 2011 as well as the bonus accrual for 2011.
Cost of real estate sold decreased to $0.4 million for the three month period ended March 31, 2011 from $2.7 million for the same period in 2010. The decrease can primarily be attributed to the sale of 11 condominium units in southern California and the sale of a 50% interest in an apartment project in northern California in 2010 versus the sale of a controlling interest in land in Kent, Washington in 2011.
General and administrative expenses were $1.0 million for the three month period ended March 31, 2011, as compared to $0.4 million in 2010. The increase can be primarily attributed to the purchase of a controlling interest in a 2,700 acre ranch in the 2nd quarter of 2010.
Corporate Operating Expenses
Compensation and related expenses were approximately $1.4 million for the three month period ended March 31, 2011, as compared to $4.6 million for the same period in 2010. The decrease can be primarily attributed to bonuses paid in 2010 in connection with the November 2009 merger as well as a decrease in stock based compensation expense.
Investments Segment Equity in Joint Venture Income
Equity in joint ventures generated income of $5.3 million for the three month period ended March 31, 2011, as compared to $0.7 million in 2010. The increase can be primarily attributed to fair value gains recognized in connection with a joint venture's foreclosure of a first trust deed position into ownership of a class A multifamily project in San Jose, California.
Investments Segment Income from Loan Pool Participations and Notes Receivable
Income from loan pool participations and notes receivable generated income of $2.5 million for the three month period ended March 31, 2011 as compared to $0.7 million for the same period in 2010. The change can be attributed to accretion income recognized on our loan pools purchased during 2010.
Non-Operating Items
Interest expense was $1.5 million for the three months ended March 31, 2011, a decrease of 29% compared to $2.1 million for same period in 2010. The decrease can primarily be attributed to the early extinguishment of convertible subordinated debt in July 2010.
Net income attributable to noncontrolling interests was approximately $1.0 million in the three months ended March 31, 2011 as compared to $0.6 million for the three months ended March 31, 2010. The increase is primarily due to additional income generated from new investments acquired subsequent to March 31, 2010.

Liquidity and Capital Resources
Our liquidity and capital resources requirements include expenditures for joint venture investments, real estate, loan portfolios and working capital needs. Historically, we have not required significant capital resources to support our brokerage and property management operations. We finance these operations with internally generated funds. Our investments in real estate are typically financed by mortgage loans secured primarily by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral. Our investments in loan portfolios are typically financed by loans secured primarily by the loan portfolios and underlying assets. These loans are generally nonrecourse in that, in the event of default, recourse will be limited to the loan portfolios and underlying assets serving as collateral. In a few cases, we guarantee a portion of the loan related to an investment, usually until some condition, such as completion of construction or leasing or certain net operating income criteria, has been met. We do not expect these guarantees to materially affect liquidity or capital resources.

Cash Flows
For the three month period ended March 31, 2011, cash used in operating activities of $12.0 million primarily included net income of $2.1 million and stock based compensation of $1.2 million, offset by equity in joint venture income of $5.3 million, income from loan pool participation of $2.5 million, and $8.1 million of accrued salaries and benefits. For the same period in 2010, cash used in operating activities was $3.3 million, primarily from the net loss of $2.6 million, provision for deferred income taxes of $2.0 million, gain on sale of real estate of $1.2 million, and equity in joint venture income of $0.7 million. This was offset by stock based compensation of $1.9 million and accrued salaries and benefits of $2.3 million.
For the three month period ended March 31, 2011, cash used in investing activities of $16.5 million was comprised primarily of contributions to new and existing joint ventures of $17.1 million and additions to related party notes reveivables of $2.9 million, offset by $3.0 million of distributions from joint ventures. For the same period in 2010, cash used in investing activities was $7.7 million, including contributions to joint ventures of $11.9 million offset by proceeds from sales of real estate of $3.6 million.
Cash provided by financing activities was $19.7 million for the three month period ended March 31, 2011 compared to cash used by financing activities of $2.7 million for the same period in 2010. For the three month period ended March 31, 2011, financing activities primarily included $19.0 million of borrowings on our line of credit and $5.1 million of mortgage notes payable, offset by $2.0 million of dividends paid and $1.4 million of amortization paydowns on notes payable. For the same period in 2010, cash used in financing activities included net repayment of mortgage loans of $3.2 million, $1.4 million of amortization paydowns on notes payable, and $2.1 million of distributions to noncontrolling interests, offset by $4.0 million of borrowings on our line of credit.
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

Contractual Obligations and Commercial Commitments
During the three months ended March 31, 2011 and primarily as a result of draws on our line of credit and mortgage debt placed on one our our consolidated investments, we have approximately $23 million of additional contractual obligations and commercial commitments as compared to December 31, 2010. The addition of these obligations is within our ordinary course of business. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion of our contractual obligations and commercial commitments.

Off-Balance Sheet Arrangements
Please refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for discussion of our off-balance sheet arrangements as there have been no material changes to this disclosure.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The primary market risk exposure of our Company relates to changes in interest rates in connection with our short-term borrowings, some of which bear interest at variable rates based on lender’s base rate, prime rate, or LIBOR plus an applicable borrowing margin. These borrowings do not give rise to a significant interest rate risk because they have short maturities. However, the amount of income or loss we recognize for unconsolidated joint ventures may be impacted by changes in interest rates. Historically, the impact from the changes in rates have not been significant.
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt.
The tables below represent contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of March 31, 2011. The expected maturity categories take into consideration actual amortization of principal and do not take into consideration reinvestment of cash. The weighted average interest rate for the various assets and liabilities presented are actual as of March 31, 2011. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or to refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal maturing in:							Fair Value March 31,
(in thousands)	2011	2012	2013	2014	2015	Thereafter	Total	2011
Interest rate sensitive assets
Cash equivalents	$35,493	—	—	—	—	—	$35,493	$35,493
Average interest rate	0.24%	—	—	—	—	—	0.24%
Variable rate receivables	—	$12,361	—	—	—	—	12,361	13,644
Average interest rate	—	4.78%	—	—	—	—	4.78%
Fixed rate receivables	8,611	—	—	—	—	—	8,611	8,611
Average interest rate	13.49%	—	—	—	—	—	13.49%
Total	$44,104	$12,361	—	—	—	—	$56,465	$57,748
Weighted average interest rate	1.83%	4.78%	—	—	—	—	3.26%
Interest rate sensitive liabilities
Variable rate borrowings	—	$19,486	$61,718	$24,133	—	—	$105,337	$100,102
Average interest rate	—	1.99%	4.06%	4.60%	—	—	3.65%
Fixed rate borrowings	$4,250	—	—	—	—	$40,000	44,250	44,686
Average interest rate	5.00%	—	—	—	—	9.06%	8.67%
Total	$4,250	$19,486	$61,718	$24,133	—	$40,000	$149,587	$144,788
Weighted average interest rate	5.00%	1.99%	4.06%	4.60%	—	9.06%	5.24%

Item 4.	Controls and Procedures

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
The discussion of our business and operations in this Quarterly Report on form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. Other than that noted below, there were no material changes from the risk factors disclosed in Item 1A of our report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) ($)	Total Number of Shares (or Units) Purchased as Part of Publically Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1 — March 31	2,850	(1)	$10.79	—	—

(1)	Repurchased 2,850 shares of common stock in private transactions from shareholders at a purchase price equal to the prior day’s closing price for our common stock.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	(Removed and Reserved)
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNEDY-WILSON HOLDINGS, INC.

Dated:	May 6, 2011	By:	/S/ FREEMAN LYLE
Freeman Lyle
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)