Form 10-K/A
period 2010-12-31
Kennedy-Wilson Holdings, Inc.
filed 2011-07-25
CIK 1408100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33824

Kennedy-Wilson Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0508760
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9701 Wilshire Boulevard Suite 700, Beverly Hills, California	90212
(Address of Principal Executive Offices)	(Zip Code)

(310) 887-6400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.0001 par value	NYSE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities

Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.401 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).    Yes  ☐    No  ☒

Based on the last sale at the close of business on June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $157,300,981.

The number of shares of common stock outstanding as of July 22, 2011 was 44,974,706.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The sole amendment to the previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2010, or the annual report, is the replacement of the report of the independent registered public accounting firm for the fiscal year ended December 31, 2010, or the accounting firm’s report. The first sentence in the penultimate paragraph of the accounting firm’s report has been revised as follows: “In our opinion, based on our audits and the report of the other auditor on the 2009 financial statements of KW Residential, LLC, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kennedy-Wilson Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.” Otherwise, no other revisions to this Annual Report have been made other than a current signature page and current certifications appearing in Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Kennedy-Wilson Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Kennedy-Wilson Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the December 31, 2009 financial statements of KW Residential, LLC, a 35% owned investee company. Kennedy-Wilson Holdings, Inc.’s investment in KW Residential, LLC as of December 31, 2009 was $91,276,000 and its equity in joint venture income was $5,949,000 for the year ended December 31, 2009. The December 31, 2009 financial statements of KW Residential, LLC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the December 31, 2009 amounts included for KW Residential, LLC, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditor on the 2009 financial statements of KW Residential, LLC, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kennedy-Wilson Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kennedy-Wilson Holdings, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

March 11, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of July, 2011.

KENNEDY-WILSON HOLDINGS, INC., a Delaware corporation

By:	/s/ William J. McMorrow
William J. McMorrow
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ William J. McMorrow	Chief Executive Officer (principal executive officer) and Chairman	July 25, 2011
William J. McMorrow

/s/ Freeman Lyle	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	July 25, 2011
Freeman Lyle

/s/ Kent Mouton	Director	July 25, 2011
Kent Mouton

/s/ Jerry R. Solomon	Director	July 25, 2011
Jerry R. Solomon

/s/ Norman Creighton	Director	July 25, 2011
Norman Creighton

/s/ Stanley Zax	Director	July 25, 2011
Stanley Zax

/s/ David A. Minella	Director	July 25, 2011
David A. Minella

/s/ Cathy Hendrickson	Director	July 25, 2011
Cathy Hendrickson

INDEX TO EXHIBITS

No.	EXHIBIT DESCRIPTION

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer.