Form 10-Q
period 2011-06-30
Kennedy-Wilson Holdings, Inc.
filed 2011-08-09
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of common stock outstanding as of August 5, 2011 was 44,974,706.

FORWARD-LOOKING STATEMENTS
Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are necessarily estimates reflecting the judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results. Disclosures that use words such as “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. These risks and uncertainties may include these factors and the risks and uncertainties described elsewhere in this report and other filings with the Securities and Exchange Commission (the “SEC”), including the Item 1A. “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2010. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed in our filing with the SEC. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Cash and cash equivalents	$191,218,000	$46,968,000
Accounts receivable	2,424,000	2,097,000
Accounts receivable — related parties	6,908,000	7,062,000
Notes receivable	11,190,000	20,264,000
Notes receivable — related parties	8,680,000	3,837,000
Real estate, net	115,443,000	82,701,000
Investments in joint ventures ($44,421,000 and $34,687,000 carried at fair value as of June 30, 2011 and December 31, 2010)	334,091,000	266,886,000
Loan pool participations	28,262,000	25,218,000
Other assets	18,821,000	8,850,000
Goodwill	23,965,000	23,965,000
Total assets	$741,002,000	$487,848,000

Liabilities and equity
Liabilities
Accounts payable	$871,000	$1,504,000
Accrued expenses and other liabilities	18,520,000	9,064,000
Accrued salaries and benefits	3,959,000	10,721,000
Accrued and deferred tax liability	26,773,000	25,871,000
Senior notes payable	249,357,000	—
Notes payable	—	24,783,000
Borrowings under line of credit	—	27,750,000
Mortgage loans payable	38,217,000	35,249,000
Junior subordinated debentures	40,000,000	40,000,000
Total liabilities	377,697,000	174,942,000

Equity
Cumulative preferred stock, $0.0001 par value: 1,000,000 shares authorized $1,000 per share liquidation preference,
6.00% Series A, 100,000 shares issued as of June 30, 2011 and December 31, 2010, mandatorily convertible on May 19, 2015	—	—
6.46% Series B, 32,550 shares issued as of June 30, 2011 and December 31, 2010, mandatorily convertible on November 3, 2018	—	—
Common stock, $0.0001 par value: 125,000,000 shares authorized, 46,089,646 and 41,177,658 shares issued and 44,974,706 and 40,179,906 shares outstanding as of June 30, 2011 and December 31, 2010, respectively	5,000	4,000
Additional paid-in capital	337,803,000	284,669,000
Retained earnings	12,561,000	17,777,000
Accumulated other comprehensive income	9,250,000	9,043,000
Common stock held in treasury, at cost, $0.0001 par value, 1,114,940 and 1,111,690 held at June 30, 2011 and December 31, 2010, respectively	(11,337,000)	(11,301,000)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	348,282,000	300,192,000
Noncontrolling interests	15,023,000	12,714,000
Total equity	363,305,000	312,906,000
Total liabilities and equity	$741,002,000	$487,848,000
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue
Management and leasing fees	$2,346,000	$2,088,000	$4,795,000	$4,213,000
Management and leasing fees — related party	2,600,000	3,478,000	5,162,000	5,760,000
Commissions	1,962,000	998,000	3,513,000	2,380,000
Commissions — related party	647,000	1,854,000	1,657,000	2,285,000
Sale of real estate	—	—	417,000	3,937,000
Rental and other income	955,000	628,000	1,693,000	1,297,000
Total revenue	8,510,000	9,046,000	17,237,000	19,872,000
Operating expenses
Commission and marketing expenses	736,000	998,000	1,373,000	1,769,000
Compensation and related expenses	8,257,000	7,884,000	16,089,000	16,986,000
Cost of real estate sold	—	—	397,000	2,714,000
General and administrative	3,040,000	3,048,000	5,853,000	4,806,000
Depreciation and amortization	463,000	296,000	897,000	581,000
Rental operating expenses	642,000	283,000	1,053,000	524,000
Total operating expenses	13,138,000	12,509,000	25,662,000	27,380,000
Equity in joint venture income (loss)	2,551,000	(686,000)	7,807,000	(29,000)
Interest income from loan pool participations and notes receivable	2,241,000	3,090,000	4,787,000	3,741,000
Operating income (loss)	164,000	(1,059,000)	4,169,000	(3,796,000)
Non-operating income (expense)
Interest income	152,000	52,000	190,000	115,000
Interest income — related party	249,000	168,000	477,000	386,000
Remeasurement gain	6,348,000	2,108,000	6,348,000	2,108,000
Gain on extinguishment of debt	—	16,670,000	—	16,670,000
Interest expense	(6,228,000)	(2,180,000)	(7,757,000)	(4,294,000)
Income before provision for income taxes	685,000	15,759,000	3,427,000	11,189,000
Provision for income taxes	(172,000)	(5,950,000)	(835,000)	(3,952,000)
Net income	513,000	9,809,000	2,592,000	7,237,000
Net income attributable to the noncontrolling interests	(299,000)	(591,000)	(1,337,000)	(1,159,000)
Net income attributable to Kennedy-Wilson Holdings, Inc.	214,000	9,218,000	1,255,000	6,078,000
Preferred dividends and accretion of preferred stock issuance costs	(2,636,000)	(720,000)	(4,672,000)	(720,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(2,422,000)	8,498,000	(3,417,000)	5,358,000
Other comprehensive income, net of tax	1,094,000	2,382,000	207,000	2,186,000
Total comprehensive (loss) income	$(1,328,000)	$10,880,000	$(3,210,000)	$7,544,000
Basic (loss) income per share
Basic (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(0.06)	$0.22	$(0.09)	$0.14
Weighted average number of common shares outstanding	39,118,313	39,194,046	39,015,395	39,165,380
Diluted (loss) income per share
Diluted (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(0.06)	$0.20	$(0.09)	$0.14
Weighted average number of common shares outstanding	39,118,313	43,434,991	39,015,395	39,165,380
Dividends declared per common share	$0.04	$—	$0.04	$—
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statement of Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests
	Shares	Amount	Shares	Amount						Total
Balance at December 31, 2010	132,550	$—	40,179,906	$4,000	$284,669,000	$17,777,000	$9,043,000	$(11,301,000)	$12,714,000	$312,906,000
Issuance of 4,800,000 shares of common stock	—	—	4,800,000	1,000	51,959,000	—	—	—	—	51,960,000
Repurchase of 3,250 common shares	—	—	(3,250)	—	—	—	—	(36,000)	—	(36,000)
Repurchase of 750,000 warrants	—	—	—	—	(1,312,000)	—	—	—	—	(1,312,000)
Stock-based compensation	—	—	—	—	2,465,000	—	—	—	—	2,465,000
Common stock issued under 2009 Equity Participation Plan net of 4,950 shares forfeited	—	—	(1,950)	—	—	—	—	—	—	—
Other comprehensive income:
Foreign currency translation gain, net of tax of $375,000	—	—	—	—	—	—	550,000	—	—	550,000
Forward foreign currency loss, net of tax of $215,000	—	—	—	—	—	—	(343,000)	—	—	(343,000)
Preferred stock dividends	—	—	—	—	—	(4,650,000)	—	—	—	(4,650,000)
Common stock dividends	—	—	—	—	—	(1,799,000)	—	—	—	(1,799,000)
Accretion of preferred stock issuance costs	—	—	—	—	22,000	(22,000)	—	—	—	—
Net income	—	—	—	—	—	1,255,000	—	—	1,337,000	2,592,000
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	1,488,000	1,488,000
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(516,000)	(516,000)
Balance at June 30, 2011	132,550	$—	44,974,706	$5,000	$337,803,000	$12,561,000	$9,250,000	$(11,337,000)	$15,023,000	$363,305,000
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,592,000	$7,237,000
Adjustments to reconcile net income to net cash used in operating activities:
Gain from sale of real estate	(20,000)	(1,223,000)
Gain on extinguishment of debt	—	(16,670,000)
Remeasurement gain	(6,348,000)	(2,108,000)
Depreciation and amortization	897,000	581,000
Provision for deferred income taxes	742,000	(494,000)
Amortization of deferred loan costs	299,000	120,000
Amortization of beneficial conversion of convertible subordinated debt	—	144,000
Amortization of discount and accretion of premium on issuance of the senior notes payable	13,000	—
Equity in joint venture income	(7,807,000)	29,000
Accretion of interest income on loan pool participations and notes receivable	(4,787,000)	(3,741,000)
Stock based compensation	2,465,000	3,921,000
Change in assets and liabilities:
Accounts receivable	(283,000)	(607,000)
Accounts receivable—related parties	154,000	(2,224,000)
Income tax receivable	—	4,461,000
Operating distributions from joint ventures	2,545,000	4,066,000
Operating distributions from loan pool participation	835,000	—
Other assets	(3,357,000)	1,556,000
Accounts payable	(720,000)	(437,000)
Accrued expenses and other liabilities	6,666,000	(653,000)
Accrued salaries and benefits	(6,762,000)	(2,615,000)
Net cash used in operating activities	(12,876,000)	(8,657,000)
Cash flows from investing activities:
Additions to notes receivable	—	(26,070,000)
Settlements of notes receivable	486,000	55,000
Additions to notes receivable—related parties	(8,322,000)	(3,375,000)
Settlements of notes receivable—related parties	3,479,000	4,946,000
Net proceeds from sale of real estate	416,000	3,639,000
Purchases of and additions to real estate	(889,000)	(3,843,000)
Distributions from joint ventures	11,166,000	—
Contributions to joint ventures	(73,667,000)	(30,051,000)
Contributions to loan pool participations	—	(9,553,000)
Net cash used in investing activities	(67,331,000)	(64,252,000)
Cash flow from financing activities:
Issuance of senior notes payable	249,344,000	—
Borrowings under notes payable	—	4,250,000
Repayment of notes payable	(24,783,000)	(2,800,000)
Borrowings under lines of credit	19,000,000	29,550,000
Repayment of lines of credit	(46,750,000)	(25,500,000)
Borrowings under mortgage loans payable	17,077,000	19,888,000
Repayment of mortgage loans payable	(30,109,000)	(19,764,000)
Debt issue costs	(7,181,000)	(48,000)
Issuance of preferred stock	—	99,843,000
Issuance of common stock	51,360,000	—
Repurchase of common stock	(36,000)	—
Repurchase of warrants	(1,312,000)	(2,721,000)
Dividends paid	(4,050,000)	(720,000)
Contributions from noncontrolling interests	1,488,000	3,775,000
Distributions to noncontrolling interests	(516,000)	(2,077,000)
Net cash provided by financing activities	223,532,000	103,676,000
Effect of currency exchange rate changes on cash and cash equivalents	925,000	3,650,000
Net change in cash and cash equivalents	144,250,000	34,417,000
Cash and cash equivalents, beginning of period	46,968,000	57,784,000
Cash and cash equivalents, end of period	$191,218,000	$92,201,000
See accompanying notes to consolidated financial statements.

	Six months ended June 30,
	2011	2010
Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on marketable security, net of tax of $8,000	$—	$(14,000)
Accretion of preferred stock issuance costs	22,000	—
During the six months ended June 30, 2011, as a result of the acquisition of a 100% interest in an approximate 200,000 square foot office portfolio, real estate increased by $17,680,000, accounts receivable by $44,000, other assets by $50,000, accounts payable increased by $87,000, accrued expenses and other liabilities increased by $991,000 and mortgage loans payable increased by$16,000,000	(696,000)	—
During the six months ended June 30, 2011, as a result of the sale of a controlling interest in a a piece of land in Kent, Washington, real estate decreased $0.7 million.	696,000	—
During the six months ended June 30, 2010, as a result of the consolidation of two of Kennedy-Wilson’s joint ventures, accounts receivable increased by $171,000, real estate increased by $86,220,000, investment in joint venture decreased by $20,614,000, other assets increased by $3,174,000, accrued expenses and other liabilities increased by $323,000 and mortgage loans payable increased by $66,501,000	—	(2,127,000)
During the six months ended June 30, 2011, as a result of Kennedy-Wilson's foreclosure of four assets in the consolidated loan portfolio, notes receivable decreased by $9,496,000 and real estate increased by $9,496,000.
During the six months ended June 30, 2011, Kennedy Wilson issued 4,400,000 shares of the Company’s common stock to an institutional investor for $10.70 per share when the market value was $12.20. In addition, as a result of its contractual rights the preferred shareholder acquired 400,000 shares for the same $10.70 per share, representing a $600,000 discount. Because the discount was the result of the preferred shareholders contractual rights, it is reflected as a non-cash preferred dividend.
On June 21, 2011, Kennedy Wilson declared dividends on the common stock totaling $1.8 million. The dividends were paid subsequent to June 30, 2011.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)
NOTE 1—BASIS OF PRESENTATION
Kennedy-Wilson Holdings, Inc.’s (together with its wholly owned and controlled subsidiaries,"we," "us," "our," "the Company" or “Kennedy-Wilson”) unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles used in the preparation of the Kennedy-Wilson’s annual financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of Kennedy-Wilson, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2011 and 2010 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2011. For further information, your attention is directed to the footnote disclosures found in Kennedy-Wilson’s 2010 Annual Report on Form 10-K.
The consolidated financial statements include the accounts of Kennedy-Wilson and its wholly owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, Kennedy-Wilson evaluates its relationships with other entities to identify whether they are variable interest entities (VIEs) as defined in the FASB Accounting Standards Codification (ASC) Subtopic 810-10 and to assess whether it is the primary beneficiary of such entities. If the determination is made that Kennedy-Wilson is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with the ASC Subtopic 810-10.
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
REVENUE RECOGNITION—Performance fees or carried interest are allocated to the general partner or special limited partner of Kennedy-Wilson's real estate funds based on cumulative fund performance and are subject to preferred return thresholds of the limited partners. At the end of each reporting period, Kennedy-Wilson calculates the performance fee that would be due to the general partner and special limited partner interests for a fund, pursuant to the fund agreement, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or (b) negative performance that would cause the amount due to Kennedy-Wilson to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner. Substantially all of the carried interest is recognized in equity in joint venture income and substantially all of the performance fees are recognized in management and leasing fees in our consolidated statement of operations and comprehensive income (loss). Total performances fees recognized through June 30, 2011 that may be reversed in future periods if there is negative fund performance were $1.6 million. None of the performance fee was recognized during the six months ended June 30, 2011 or 2010.
INVESTMENTS IN LOAN POOL PARTICIPATIONS AND NOTES RECEIVABLE—Interest income from investments in loan pool participations and notes receivable are recognized on a level yield basis under the provisions of Loans and Debt Securities Acquired with Deteriorated Credit Quality ASC Subtopic 310-30, where a level yield model is utilized to determine a yield rate which, based upon projected future cash flows, accretes interest income over the estimated holding period. In the event that the present value of those future cash flows is less than net book value, a loss would be immediately recorded. When the future cash flows of a note cannot be reasonably estimated, cash payments are applied to the cost basis of the note until it is fully recovered before any interest income is recognized.
ACCOUNTS RECEIVABLE—Accounts receivable are recorded at the contractual amount as determined by the underlying agreements and do not bear interest. An allowance for doubtful accounts is provided when the Company determines there are probable credit losses in the Company’s existing accounts receivable that is determined based on historical experience. The Company reviews its accounts receivable for probable credit losses on a quarterly basis. As of June 30, 2011, the Company had no allowance for doubtful accounts and during the three and six months ended June 30, 2011 and June 30, 2010 had recorded no

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

provision for doubtful accounts.
RECENT ACCOUNTING PRONOUNCEMENTS—In June 2011, the FASB issued Accounting Standards Codification (ASC) Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Update No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Update 2011-05 requires an entity to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The adoption of this update is not expected to have a material impact to our financial statements.
In May 2011, the FASB issued Accounting Standards Codification (ASC) Update No. 2011-04, Fair Value Measurement - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IRFS. Update No. 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Update 2011-04 is intended to result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The adoption of this update is not expected to have a material impact to our financial statements.

NOTE 3—BUSINESS COMBINATION
On June 28, 2011, Kennedy-Wilson acquired a 100% interest in an approximate 200,000 square foot office portfolio in Oakland, California (the "Portfolio") from a related party fund (the "Seller") in which Kennedy-Wilson has a 5% ownership interest. The assets and liabilities of the Portfolio since the date of acquisition have been consolidated at fair value in accordance with Business Combinations ASC Subtopic 805-10. The results of the operations of the Portfolio from the acquisition date to June 30, 2011 were immaterial. The amounts of $15.0 million in building, $2.5 million in acquired intangibles, $6.2 million in land, $0.6 million in cash and cash equivalents, $0.1 million in accounts receivables and other assets, $16.0 million in mortgage loans payable, and $1.1 million in other liabilities were recorded as a result of the combination. Direct costs of the business combination have been charged to operations in the period that such costs were incurred. Additionally, Kennedy-Wilson will pay the Seller 15% of all profits realized by Kennedy-Wilson in excess of a 10% internal rate of return. Accordingly, Kennedy-Wilson has recorded a liability of $0.7 million, at fair value, for the 15% contingent interest. This interest will be re-evaluated on a on-going basis.
As a result of remeasuring its basis at fair value (utilizing an income approach), Kennedy-Wilson recorded a remeasurement gain in the amount of $6.3 million in the accompanying consolidated statement of operations and comprehensive (loss) income. The gain recognized represented the fair value in excess of the price paid.
The revenue and earnings had the acquisition of the Portfolio occurred on January 1, 2011 and January 1, 2010 are as follows:

Unaudited, in 000's	Revenue	Net Income Attributable to Kennedy-Wilson common shareholders	Basic EPS
Supplemental pro forma from January 1, 2011 - June 30, 2011	$18,566	$(4,027)	$(0.10)
Supplemental pro forma from January 1, 2010 - June 30, 2010	21,193	4,757	$0.12
This unaudited pro forma information is not intended to represent or be indicative of what would have occurred if the transaction had taken place on the dates presented and is not indicative of what Kennedy-Wilson's actual results of operations would have been had the acquisition been completed at the beginning of the periods indicated above.

NOTE 4—NOTES RECEIVABLE
In May 2011, Kennedy-Wilson settled its note receivable with the Bay Area Smart Growth Fund II, LLC by collecting the outstanding amount of $2.0 million.
During the six months ended June 30, 2011, Kennedy-Wilson issued and advanced additional monies on an unsecured note receivable to KW Property Fund II, LP, an equity method investment and related party. The note had an outstanding balance of $4.8 million as of June 30, 2011. The note has a maximum amount of $5.0 million, bears an interest rate of 20%, is interest only,

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

and is due on October 31, 2011. The interest recognized on the note is included in interest income - related party in the accompanying consolidated statement of operations and comprehensive (loss) income.
During the six months ended June 30, 2011, Kennedy-Wilson increased its note receivable with 5th and Madison, LLC, an equity method investment and related party, by $1.0 million to a total amount of unsecured $3.9 million (with a maximum amount of $4.5 million). The note bears an interest rate of 15%, is interest only, and is due on December 31, 2011. The interest recognized on the note is included in interest income - related party in the accompanying consolidated statement of operations and comprehensive (loss) income.
In April 2010, Kennedy-Wilson purchased a pool of loans or notes receivable with deteriorated credit quality from a bank for $25.3 million. As of June 30, 2011, the assets and debt related to the pool of loans are $9.3 million and $5.2 million, respectively. The amount contractually due under the terms of the notes as of June 30, 2011 is $14.8 million. Contractual payments of principal and interest of $0.2 million are due monthly as of June 30, 2011. Kennedy-Wilson expects to accrete $4.0 million in interest on notes receivable over the total estimated collection period. During the three and six months period ended June 30, 2011 and 2010, Kennedy-Wilson accreted $0.4 million and $0.9 million, and $0.6 million and $0.6 million, respectively, as interest on notes receivable in the accompanying consolidated statements of operations and comprehensive loss. From acquisition through June 30, 2011, Kennedy-Wilson has accreted $3.3 million of interest on notes receivable in the accompanying consolidated balance sheet.
Additionally, during the six months ended June 30, 2011, Kennedy-Wilson foreclosed on three assets in Las Vegas, Nevada and one asset in Palm Springs, California in the pool of loans discussed above that had been collateral for loans within the loan pool. As a result of these foreclosures, the real estate was removed from the pool and recorded on Kennedy-Wilson's consolidated balance sheet at a fair value of $9.5 million. Kennedy-Wilson determined the fair value based on the income approach. The fair value was consistent with the carrying amount within the loan pool and, as such, no gain or loss was recorded.

NOTE 5—REAL ESTATE
See note 3 for discussion of the acquisition of the approximate 200,000 square foot office portfolio in Oakland, California.
See note 4 for discussion of the additions to real estate related to the foreclosure of the real estate assets in our consolidated loan pool.

NOTE 6—INVESTMENTS IN JOINT VENTURES
Kennedy-Wilson has a number of joint venture interests, generally ranging from 5% to approximately 50%, which were formed to acquire, manage and/or sell real estate. Kennedy-Wilson has significant influence over these entities, but not control and accordingly, these investments are accounted for under the equity method.
During the six months ended June 30, 2011, Kennedy-Wilson invested in five new joint ventures totaling $42.7 million and invested $2.7 million to buy out ownership interests from joint venture partners.
During the same period, Kennedy-Wilson made $28.4 million in contributions to existing joint venture investments. Of this amount, $12.1 million, including $0.5 million of noncontrolling interests, was contributed by Kennedy-Wilson to its joint venture in Japan for the purposes of refinancing a large portion of the Japanese multifamily portfolio and $7.0 million was contributed by Kennedy-Wilson to increase its interest in a project in Northern California. Additionally, $4.5 million was contributed by Kennedy-Wilson to refinance two multifamily projects in Kent, Washington.
Additionally, during the six months ended June 30, 2011, Kennedy-Wilson received $13.7 million in distributions from its joint ventures.
As of June 30, 2011, we have a unfulfilled capital commitments totaling $17.4 million to our joint ventures. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to joint ventures in satisfaction of our capital commitment obligation.
Kennedy-Wilson has certain guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) Kennedy-Wilson could be required to make under the guarantees was approximately $24 million and $28 million as of June 30, 2011 and December 31, 2010, respectively. The guarantees expire through 2015 and Kennedy-Wilson’s performance under the guarantees would be required to the extent there is a shortfall in

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

liquidation between the principal amount of the loan and the net sales proceeds of the property. Based upon Kennedy-Wilson’s evaluation of guarantees under Estimated Fair Value of Guarantees ASC Subtopic 460-10, the estimated fair value of guarantees made as of June 30, 2011 and December 31, 2010 is immaterial.

NOTE 7—INVESTMENT IN LOAN POOL PARTICIPATION
In 2010, Kennedy-Wilson, in partnership with a bank, acquired two loan portfolios with deteriorated credit quality. The loan portfolios, which were acquired from a regional bank, are comprised of loans secured by residential, hotel, retail, office, land, multifamily and other assets predominantly located in Southern California. The amount contractually due under the terms of the notes as of June 30, 2011 is $246.7 million. Contractual payments of principal and interest of $0.9 million are due monthly. As of June 30, 2011, Kennedy-Wilson expects to accrete $17.4 million, including $2.3 million of noncontrolling interest, in interest income from loan pool participations over the total estimated collection period. During the three and six months ended June 30, 2011, Kennedy-Wilson recognized $1.8 million, including $0.2 million in noncontrolling interests, and $3.9 million, including $0.5 million in noncontrolling interest, respectively, of interest income from loan pool participations in the accompanying consolidated statement of operations and comprehensive (loss) income. During the three and six months ended June 30, 2010, Kennedy-Wilson recognized $2.5 million, including $0.5 million in noncontrolling interests, and $3.1 million, including $0.5 million in noncontrolling interest, respectively, of interest income from loan pool participations in the accompanying consolidated statement of operations and comprehensive (loss) income. From acquisition through June 30, 2011, Kennedy-Wilson has accreted $13.2 million, including $1.9 million of noncontrolling interests, of interest on notes receivable included in the accompanying consolidated balance sheet.

NOTE 8—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
FAIR VALUE MEASUREMENTS—The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of June 30, 2011:

	Level 1	Level 2	Level 3	Total
Available-for-sale security	$33,000	$—	$—	$33,000
Investment in joint ventures	—	—	44,388,000	44,388,000
	$33,000	$—	$44,388,000	$44,421,000
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Available-for-sale security	$33,000	$—	$—	$33,000
Investment in joint ventures	—	—	34,654,000	34,654,000
	$33,000	$—	$34,654,000	$34,687,000

The following table presents changes in Level 3 investments for the three and six months ended June 30, 2011 and 2010, respectively:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Beginning balance	$34,686,000	$20,301,000	$34,654,000	$19,590,000
Unrealized and realized gains	3,377,000	117,000	3,377,000	449,000
Unrealized and realized losses	(2,356,000)	—	(2,274,000)	—
Purchases	9,282,000	35,000	9,282,000	414,000
Sales	(601,000)	(196,000)	(651,000)	(196,000)
Ending balance	$44,388,000	$20,257,000	$44,388,000	$20,257,000
The change in unrealized and realized gains and losses are included in equity in joint venture income (loss) in the accompanying statements of operations and comprehensive (loss) income.
The change in unrealized gains and losses on Level 3 investments during the three and six months ended June 30, 2011 for investments still held as of June 30, 2011 was a gain of $1.3 million and no change, respectively.
Kennedy-Wilson records its investment in KW Property Fund III, L.P., Kennedy Wilson Real Estate Fund IV, L.P., and SG KW Venture I, LLC (the "Funds") based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. The Funds report their investments at fair value based on valuations of the underlying real estate and real estate related assets and their related indebtedness secured by real estate. The valuations of real estate, real estate related assets, and indebtedness were based on management estimates of the assets and liabilities using a combination of the income and market approach. During the three and six months ended June 30, 2011, Kennedy-Wilson recorded an decrease in fair value of $1.0 million and an increase in fair value of $0.1 million, respectively, in equity in joint venture income in the consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2010, Kennedy-Wilson recorded a decrease in fair value of $0.1 million and an increase in fair value of $0.4 million, respectively, in equity in joint venture income in the consolidated statements of operations and comprehensive loss. Kennedy-Wilson’s investment balance in the Funds was $21.3 million and $20.5 million at June 30, 2011 and December 31, 2010, respectively, which are included in investments in joint ventures in the accompanying consolidated balance sheets. As of June 30, 2011 and December 31, 2010, Kennedy-Wilson has unfunded capital commitments to the Funds in the amounts of $12.8 million and $9.2 million, respectively.
FAIR VALUE OPTION—Additionally Kennedy-Wilson elected the fair value option for two investments in joint venture entities that were acquired during 2008. Kennedy-Wilson elected to record these investments at fair value to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. In May 2011, Kennedy-Wilson purchased an additional 24% (increasing its interest from 24% to 48%) interest in one of its fair value option investments for $7.0 million from a related party fund. Since this amount was less than the fair value of this interest at the time of purchse, this transaction resulted in Kennedy-Wilson recording an increase in fair value of $2.0 million in equity in joint venture income in the consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2011. There was no material change in fair value of these investments during three and six months ended June 30, 2010, respectively. Kennedy-Wilson determines the fair value of these investments based upon the income approach, utilizing estimates of future cash flows, discount rates and liquidity risks. As of June 30, 2011 and December 31, 2010, these two investments had fair values of $23.1 million and $14.1 million, respectively.
In estimating fair value of real estate held by the Funds and two fair value option investments, Kennedy-Wilson considers significant unobservable inputs such as capitalization and discount rates. The table below describes the range of inputs for real estate assets:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

	Estimated rates used for
	Capitalization rates	Discount Rates
Multifamily	5% — 6%	7.5% — 8.25%
Office	6.5%	7.5% — 9.0%
Land and condominium	n/a	8.0% — 15.0%
Retail	7.5%	8.25%
Loan	n/a	9.5%
In valuing real estate related assets and indebtedness, Kennedy-Wilson considers significant inputs such as the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by Kennedy-Wilson for these types of investments range from 4.5% to 9.5%.
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

NOTE 9—SENIOR NOTES
During the three months ended June 30, 2011, Kennedy-Wilson, Inc. (the "Issuer"), a wholly-owned subsidiary of Kennedy-Wilson, issued $200 million in aggregate principal amount of its 8.750% senior notes due April 1, 2019 with an effective yield of 8.875% and an additional $50 million in aggregate principal amount of its 8.750% senior notes due April 1, 2019 with an effective yield of 8.486%. Interest on the notes is payable on April 1 and October 1 of each year. If the Notes are redeemed prior to April 1, 2017 a premium must be paid on the redeemed amount. The terms of the notes are governed by an indenture by and among the Issuer, Kennedy-Wilson, as parent guarantor, certain subsidiaries of the Issuer, as subsidiary guarantors (the "Subsidiary Guarantors") and Wilmington Trust FSB, as trustee.
The indenture governing the notes contains various restrictive covenants, including, among others, limitations on our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness, to make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens on assets, enter into sale /leaseback transactions, and enter into consolidations or mergers.
The indenture governing the 8.750% senior Notes limits Kennedy-Wilson's ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson's maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness.

NOTE 10—LINE OF CREDIT
During the six months ended June 30, 2011, Kennedy-Wilson borrowed an additional $19.0 million on its line of credit and repaid $46.8 million on its line of credit bringing the outstanding balance at June 30, 2011 to zero.
The unsecured credit facility requires Kennedy-Wilson to maintain (i) a minimum rent adjusted fixed charge coverage ratio (as defined in the unsecured credit facility) of not less than 1.75 to 1.00, measured on a four quarter rolling average basis and (ii) a maximum balance sheet leverage (as defined in the unsecured credit facility) of not greater than 1.50 to 1.00, measured at the end of each calendar quarter. As of the most recent quarter end, Kennedy-Wilson's adjusted fixed charge coverage ratio was 3.03 to 1.00 and its maximum balance sheet leverage was 0.89 to 1.00.

NOTE 11—NOTES PAYABLE AND JUNIOR SUBORDINATED DEBENTURES
During the six months ended June, 30, 2011, Kennedy-Wilson repaid in full the outstanding balance on it notes payable which were incurred primarily in connection with the acquisition of joint venture investments.

The junior subordinated debentures require Kennedy-Wilson to maintain (i) a fixed charge coverage ratio (as defined in the indenture governing our junior subordinated debentures) of not less than 1.75 to 1.00, measured on a four quarter rolling basis, and (ii) a ratio of total debt to net worth (as defined in the indenture governing the junior subordinated debentures) of not greater than 3.00 to 1.00 at anytime. As of the most recent quarter end, Kennedy-Wilson's fixed charge coverage ratio was 5.17 to 1.00 and its ratio of total debt to net worth was 0.94 to 1.00.

NOTE 12—MORTGAGE LOANS PAYABLE
During the six months ended June 30, 2011, Kennedy-Wilson entered into a mortgage loan payable for $5.0 million secured by its 2,700-acre ranch in Hawaii. The note bears interest at the First Hawaiian Bank Prime Rate plus 2.50%, is interest only, and matures in April 2014. The loan was repaid in full on April 5, 2011.
During the three months ended June 30, 2011, Kennedy-Wilson paid off a $2.8 million mortgage loan secured by an office building in Japan. The retired debt had a variable interest rate of long-term prime lending rate plus 3.50%.
During the three months ended June 30, 2011, Kennedy-Wilson paid down $5.4 million on its mortgage loan related to its pool of loans or notes receivable.
During the three months ended June 30, 2011, as a result of the acquisition of the 100% interest in the office portfolio in Oakland, California, Kennedy-Wilson assumed a mortgage loan with an unpaid principal balance of $22.6 million at a fair value of $17.0 million. Subsequent to the acquisition, the loan was repaid in full through a $12.0 million refinancing and additional funding from Kennedy-Wilson. As of June 30, 2011, the mortgage loan had a carrying value of $12.0 million, bears interest at a fixed rate of 6.75%, is interest only, matures in June 2016, and is secured by the office portfolio.

NOTE 13—RELATED PARTY TRANSACTIONS
In addition to the related party transactions discussed above in Note 3 and 4 and below in note 15, Kennedy-Wilson engaged in the following related party transactions during the three month period ended June 30, 2011.
In May 2011, Kennedy-Wilson purchased an additional 24% (increasing its interest from 24% to 48%) interest in a condominium project in Northern California for $7.0 million from a related party fund.
During the three months ended June 30, 2011, a noncontrolling entity comprised of Kennedy-Wilson executives co-invested $1.4 million with Kennedy-Wilson for the acquisition of new joint venture investments.
During the three and six months ended June 30, 2011, the firm of Kulik, Gottesman & Mouton Ltd. was paid $55,000 and $76,000, respectively, for legal services provided by the firm and $9,000 and $17,000, respectively, for director’s fees for Kent Mouton, a partner in the firm and a member of Kennedy-Wilson’s board of directors. During the three and six months ended June 30, 2010 the firm of Kulik, Gottesman & Mouton Ltd. was paid $44,000 and $120,000, respectively, for legal services provided by the firm and $10,000 and $26,000, respectively, for director’s fees for Kent Mouton, a partner in the firm and a member of Kennedy-Wilson’s board of directors.
During the three and six months ended June 30, 2011, the firm of Solomon, Winnett & Rosenfield was paid $18,000 and $76,000, respectively, for income tax services provided by the firm. Jerry Solomon, a partner in the firm and a member of Kennedy-Wilson’s board of directors, was paid $9,000 and $17,000, respectively, for director’s fees for the same period. During the three and six months ended June 30, 2010, the firm of Solomon, Winnett & Rosenfield was paid $40,000 and $85,000, respectively, for income tax services provided by the firm. Jerry Solomon, a partner in the firm and a member of Kennedy-Wilson’s board of directors, was paid $9,000 and $24,000, respectively, for director’s fees for the same period.

NOTE 14—EARNINGS PER SHARE
For the three and six months ended June 30, 2011, a total of 21,725,054 and 21,950,708 potentially dilutive securities have not been included in the diluted weighted average shares as Kennedy-Wilson has a net loss attributable to common shareholders.
The impact of 20,424,210 shares underlying the warrants and convertible preferred stock has been excluded from diluted weighted average shares for the three months ended June 30, 2010 as it is antidilutive. For the six months ended June 30, 2010,

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

the impact of 20,914,781 shares underlying the warrants, convertible debt and convertible preferred stock has been excluded from diluted weighted average shares as it is antidilutive.

NOTE 15—CAPITAL STOCK
On June 30, 2011, Kennedy Wilson issued 4,400,000 shares of the Company’s common stock to an institutional investor for $10.70 per share when the market value was $12.20. In addition, as a result of its contractual rights the preferred shareholder acquired 400,000 shares for the same $10.70 per share, representing a $0.6 million discount. Because the discount was the result of the preferred shareholders contractual rights, it is reflected as additional preferred dividend in the accompanying consolidated statements of operations and comprehensive (loss) income.
The Board of Directors authorized a warrants repurchase program enabling Kennedy-Wilson to repurchase up to 12.5 million of the outstanding warrants. During the six months ended June 30, 2011, Kennedy-Wilson repurchased a total of 0.8 million of its outstanding warrants for total consideration of $1.3 million.

NOTE 16—SEGMENT INFORMATION
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

Substantially all of the revenue—related party was generated via inter-segment activity for the three and six months ended June 30, 2011 and 2010. Generally, this revenue consists of fees earned on investments in which Kennedy-Wilson also has an ownership interest. The amounts representing investments with related parties and non-affiliates are included in the investment segment. No single third party client provided Kennedy-Wilson with 10% or more of its revenue during any period presented in these financial statements.
There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss since the December 31, 2010 financial statements.
The following tables summarize Kennedy-Wilson’s income activity by segment for the three and six months ended June 30, 2011 and 2010 and balance sheet data as of June 30, 2011 and December 31, 2010:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Services
Management fees and commissions	$4,308,000	$3,086,000	$8,308,000	$6,593,000
Management fees and commissions - related party	3,247,000	5,332,000	6,819,000	8,045,000
Total revenue	7,555,000	8,418,000	15,127,000	14,638,000
Operating expenses	6,047,000	6,322,000	11,792,000	11,278,000
Depreciation and amortization	30,000	25,000	65,000	41,000
Total operating expenses	6,077,000	6,347,000	11,857,000	11,319,000
Total operating income	1,478,000	2,071,000	3,270,000	3,319,000
Income before provision for income taxes	$1,478,000	$2,071,000	$3,270,000	$3,319,000
Total assets			$40,032,000	$38,780,000
Investments
Sale of real estate - related party	$—	$—	$417,000	$3,937,000
Rental and other revenue	955,000	628,000	1,693,000	1,297,000
Total revenue	955,000	628,000	2,110,000	5,234,000
Operating expenses	4,281,000	3,690,000	8,585,000	8,397,000
Depreciation and amortization	380,000	233,000	739,000	465,000
Total operating expenses	4,661,000	3,923,000	9,324,000	8,862,000
Equity in joint venture income	2,551,000	(686,000)	7,807,000	(29,000)
Income from loan pool participations and notes receivable	2,241,000	3,090,000	4,787,000	3,741,000
Total operating income (loss)	1,086,000	(891,000)	5,380,000	84,000
Remeasurement gain	6,348,000	2,108,000	6,348,000	2,108,000
Gain on early extinguishment of debt	—	16,670,000	—	16,670,000
Interest expense	(74,000)	(82,000)	(151,000)	(245,000)
Income before provision for income taxes	$7,360,000	$17,805,000	$11,577,000	$18,617,000
Total assets			$498,408,000	$400,519,000
Corporate
Operating expenses	$2,347,000	$2,201,000	$4,388,000	$7,124,000
Depreciation and amortization	53,000	38,000	93,000	75,000
Total operating expenses	2,400,000	2,239,000	4,481,000	7,199,000
Total operating loss	(2,400,000)	(2,239,000)	(4,481,000)	(7,199,000)
Interest income	152,000	52,000	190,000	115,000
Interest income - related party	249,000	168,000	477,000	386,000
Interest expense	(6,154,000)	(2,098,000)	(7,606,000)	(4,049,000)
Loss before provision for income taxes	(8,153,000)	(4,117,000)	(11,420,000)	(10,747,000)
Provision for income taxes	(172,000)	(5,950,000)	(835,000)	(3,952,000)
Net loss	$(8,325,000)	$(10,067,000)	$(12,255,000)	$(14,699,000)
Total assets			$202,562,000	$48,549,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Consolidated
Management fees and commissions	$4,308,000	$3,086,000	$8,308,000	$6,593,000
Management fees and commissions - related party	3,247,000	5,332,000	6,819,000	8,045,000
Sale of real estate - related party	—	—	417,000	3,937,000
Rental and other revenue	955,000	628,000	1,693,000	1,297,000
Total revenue	8,510,000	9,046,000	17,237,000	19,872,000
Operating expenses	12,675,000	12,213,000	24,765,000	26,799,000
Depreciation and amortization	463,000	296,000	897,000	581,000
Total operating expenses	13,138,000	12,509,000	25,662,000	27,380,000
Equity in joint venture income	2,551,000	(686,000)	7,807,000	(29,000)
Income from loan pool participations and notes receivable	2,241,000	3,090,000	4,787,000	3,741,000
Total operating income (loss)	164,000	(1,059,000)	4,169,000	(3,796,000)
Interest income	152,000	52,000	190,000	115,000
Interest income - related party	249,000	168,000	477,000	386,000
Remeasurement gain	6,348,000	2,108,000	6,348,000	2,108,000
Gain on early extinguishment of debt	—	16,670,000	—	16,670,000
Interest expense	(6,228,000)	(2,180,000)	(7,757,000)	(4,294,000)
Income before provision for income taxes	685,000	15,759,000	3,427,000	11,189,000
Provision for income taxes	(172,000)	(5,950,000)	(835,000)	(3,952,000)
Net income	$513,000	$9,809,000	$2,592,000	$7,237,000
Total assets			$741,002,000	$487,848,000

NOTE 17—INCOME TAXES
In determining quarterly provisions for income taxes, Kennedy-Wilson uses an effective tax rate based on actual year- to-date income and statutory tax rates. The effective tax rate also reflects Kennedy-Wilson's assessment of the ultimate outcome of tax audits.
Kennedy Wilson's effective tax rates for the three month period ended June 30, 2011 and 2010 were 25.1% and 37.8%, respectively. Kennedy-Wilson's effective tax rates for the six months ended June 30, 2011 and 2010 were 24.4% and 35.3%, respectively. The fluctuations between periods in the Company's effective tax rate are mainly due to varying levels of income and amounts attributable to non-controlling interests. Permanent items that impact the Company's effective rates as compared to the U.S. federal statutory rate of 34% were not materially different in amounts for all periods. The difference between the U.S. federal statutory rate of 34% and the Company's effective tax rate are state taxes and income attributable to non-controlling interests.

NOTE 18—SUBSEQUENT EVENTS
On August 2, 2011, a subsidiary of Kennedy-Wilson Holdings, Inc. (“Kennedy Wilson”) completed the purchase of 53.7 million units of ordinary stock of the Bank of Ireland for a purchase price of €5.4 million ($7.7 million). Kennedy Wilson has also committed, subject to receipt of regulatory and other approvals, to purchase up to an additional 180.2 million units of ordinary stock of the Bank of Ireland for up to an additional €18.0 million ($25.7 million). The additional purchases are expected to close in the third quarter of 2011. Following consummation of the additional purchases, it is expected that on a fully diluted basis, Kennedy Wilson will own approximately 0.8% of the ordinary stock of the Bank of Ireland.

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

Overview
Founded in 1977, we are an international real estate investment and services firm. We have grown from a real estate auction business into a vertically-integrated real estate operating company with approximately 300 professionals in 23 offices throughout the U.S., Europe and Japan. Based on management's estimate of fair value as of June 30, 2011, we have approximately $10 billion of real estate assets under management ("AUM"), totaling over 50 million square feet of properties throughout the U.S. and Japan. This includes ownership in 12,906 multifamily apartment units, of which 204 units are owned by our consolidated subsidiaries and 12,702 are held in joint ventures.
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

The following table describes our investment account (Kennedy-Wilson's equity in real estate and loan investments), which includes the following financial statement captions and is derived from our consolidated balance sheet for the year ended June 30, 2011:

Dollars in millions
Investment in joint ventures	$334.1
Real estate	115.4
Mortgage debt	(38.2)
Notes receivable	19.9
Loan pool participations	28.3
$459.4
The following table breaks down our investment account information derived from our consolidated balance sheet by investment type and geographic location:

	Dollars in millions
	Multifamily	Loans Secured by Real Estate	Residential (1)	Office	Other	Total
California	$99.0	$68.4	$1.5	$46.0	$—	$214.9
Japan	114.9	—	—	9.0	—	123.9
Hawaii	—	10.8	62.0	—	—	72.8
Washington	27.3	3.9	1.8	1.5	—	34.5
Other	3.0	0.5	0.3	5.5	4.1	13.4
Total	$244.2	$83.6	$65.6	$61.9	$4.1	$459.4
—————
(1)    Includes for-sale residential, condominiums and residential land.
Kennedy Wilson's Q2 2011 Highlights
Investments

•	The Company's quarter-end cash position was $191 million and total assets on its balance sheet topped $700 million for the first time in its history.

•
Kennedy Wilson's investment account (the Company's equity in real estate and loan investments) increased by $95.7 million, or 26.3%, to $459.4 million at June 30, 2011 from $363.7 million as of December 31, 2010.

Services

•	The Company's Assets Under Management ("AUM") increased from approximately $7 billion at December 31, 2010 to approximately $10 billion at June 30, 2011.

•	Kennedy Wilson auctioned and conventionally sold approximately $180 million of properties in CA, OR, WA, FL, TX, NC through June 30, 2011.
Europe

•
Kennedy Wilson Europe was established with offices in Dublin, Ireland and London, England, also securing a contract to manage approximately $2.3 billion of real estate primarily located in Western Europe.

•	In July, Kennedy Wilson acted as an advisor on the $1.5 billion equity investment in the Bank of Ireland.
Adjusted EBITDA Metrics

•	During the six months ended June 30, 2011, the Company achieved an Adjusted EBITDA of $32.6 million, a 6.5% increase from $30.6 million for the same period in 2010.

•	During the six months ended June 30, 2011, Kennedy Wilson's investments segment achieved an Adjusted EBITDA of $30.5 million, a 10.1% increase from $27.7 million for the same period in 2010.

•	During the six months ended June 30, 2011, Kennedy Wilson's services segment achieved an Adjusted EBITDA of $3.3 million, a 0.7% decrease from $3.4 million for the same period in 2010.
Robust Acquisition Program

•
During the six months ended June 30, 2011, the Company, through consolidated and joint venture investments, closed or is under contract to close approximately $738 million of real estate acquisitions through direct and joint venture investments. The Company's acquisitions since 2010 total approximately $2.8 billion.

Accessed Debt Financing and Capital Markets

•	Since November 2009, the Company has raised approximately $3.4 billion of corporate capital and joint venture equity to pursue its investment program.

•	In April 2011, the Company completed the sale and issuance of $250 million in aggregate principal amount of senior notes.

•
During the six months ended June 30, 2011, the Company, through consolidated and joint venture investments, completed $427 million of property level financings in the United States and Japan at a weighted average interest rate of 3.14%.

•	In June 2011, the Company issued 4.8 million shares of common stock to institutional investors for gross proceeds of $51.4 million.
Significant Multifamily Platform

•
Kennedy Wilson's current multifamily platform consists of 12,906 units within 78 apartment communities. The Company owns 204 units through consolidated subsidiaries and has equity investments in joint ventures that own 12,702 units. The units are located in California (54%), the Pacific Northwest (28%), and Japan (18%).

•
The Company's multifamily portfolio is 94% occupied and, on a trailing 12-month basis, produced an annualized net operating income of $123 million (annualized for communities purchased in 2011 and stabilized for one community in lease-up). The current debt associated with these properties is approximately $1.4 billion, and Kennedy Wilson's aggregate equity investment in the portfolio is approximately 32% of the total equity invested in the portfolio. In many cases, in addition to its ownership percentage, the Company has a promoted interest in the profits of these investments. Management believes that the Company's multifamily investments are generally in supply constrained markets that will experience rent growth over the next several years.

•	On May 6, 2011, a joint venture owned by Kennedy Wilson and its partners sold a 286-unit multifamily project in Anaheim, CA at a 4.8% capitalization rate.
Results of Operations

The following table sets forth items derived from our consolidated statement of operations for the three and six months periods ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
Management and leasing fees	$4,946,000	$5,566,000	$9,957,000	$9,973,000
Commissions	2,609,000	2,852,000	5,170,000	4,665,000
Sale of real estate	—	—	417,000	3,937,000
Rental and other income	955,000	628,000	1,693,000	1,297,000
Total revenue	8,510,000	9,046,000	17,237,000	19,872,000
Operating expenses
Commission and marketing expenses	736,000	998,000	1,373,000	1,769,000
Compensation and related expenses	8,257,000	7,884,000	16,089,000	16,986,000
Cost of real estate sold	—	—	397,000	2,714,000
General and administrative	3,040,000	3,048,000	5,853,000	4,806,000
Depreciation and amortization	463,000	296,000	897,000	581,000
Rental operating expenses	642,000	283,000	1,053,000	524,000
Total operating expenses	13,138,000	12,509,000	25,662,000	27,380,000
Equity in joint venture income (loss)	2,551,000	(686,000)	7,807,000	(29,000)
Interest income from loan pool participations and notes receivable	2,241,000	3,090,000	4,787,000	3,741,000
Operating income (loss)	164,000	(1,059,000)	4,169,000	(3,796,000)
Non-operating income (expense)
Interest income	152,000	52,000	190,000	115,000
Interest income — related party	249,000	168,000	477,000	386,000
Remeasurement gain	6,348,000	2,108,000	6,348,000	2,108,000
Gain on extinguishment of debt	—	16,670,000	—	16,670,000
Interest expense	(6,228,000)	(2,180,000)	(7,757,000)	(4,294,000)
Income before provision for income taxes	685,000	15,759,000	3,427,000	11,189,000
Provision for income taxes	(172,000)	(5,950,000)	(835,000)	(3,952,000)
Net income	513,000	9,809,000	2,592,000	7,237,000
Net income attributable to the noncontrolling interests	(299,000)	(591,000)	(1,337,000)	(1,159,000)
Net income attributable to Kennedy-Wilson Holdings, Inc.	214,000	9,218,000	1,255,000	6,078,000
Preferred dividends and accretion of preferred stock issuance costs	(2,636,000)	(720,000)	(4,672,000)	(720,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(2,422,000)	$8,498,000	$(3,417,000)	$5,358,000
EBITDA (1)	$16,203,000	$22,818,000	$30,099,000	$24,427,000
Adjusted EBITDA (2)	$17,501,000	$24,824,000	$32,564,000	$30,573,000
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
(2)    Adjusted EBITDA represents EBITDA, as defined above, adjusted for merger-related compensation expense and stock-based compensation. Management uses Adjusted EBITDA to analyze our business because it adjusts EBITDA for items we believe are not representative of the operating performance of our business. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to management as it provides a supplemental measure in assisting us in evaluating the performance of the Company.
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

Additionally, we use certain non-GAAP measures to analyze our business, they include EBITDA(1) and Adjusted EBITDA(2) calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$513,000	$9,809,000	$2,592,000	$7,237,000
Add back:
Interest expense	6,228,000	2,180,000	7,757,000	4,294,000
Kennedy-Wilson's share of interest expense included in investment in joint ventures and loan pool participations	4,843,000	2,378,000	10,309,000	4,209,000
Depreciation and amortization	463,000	296,000	897,000	581,000
Kennedy-Wilson's share of depreciation and amortization included in investment in joint ventures	3,984,000	2,205,000	7,709,000	4,154,000
Income taxes	172,000	5,950,000	835,000	3,952,000
EBITDA (1)	16,203,000	22,818,000	30,099,000	24,427,000
Add back:
Merger-related compensation expense	—	—	—	2,225,000
Stock-based compensation	1,298,000	2,006,000	2,465,000	3,921,000
Adjusted EBITDA (2)	$17,501,000	$24,824,000	$32,564,000	$30,573,000
—————
(1)  (2)  See definitions in previous discussion.

The following summarizes revenue, operating expenses, non-operating expenses, operating income (loss) and net income (loss) and calculates EBITDA(1) and Adjusted EBITDA(2) by our services, investments, and corporate operating segments for the three and six months ended June 30, 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Services
Revenue	$7,555,000	$8,418,000	$15,127,000	$14,638,000
Operating expenses	6,077,000	6,347,000	11,857,000	11,319,000
Operating income	1,478,000	2,071,000	3,270,000	3,319,000
Net income	1,478,000	2,071,000	3,270,000	3,319,000
Add back:
Depreciation and amortization	30,000	25,000	65,000	41,000
EBITDA and Adjusted EBTIDA (1) (2)	$1,508,000	$2,096,000	$3,335,000	$3,360,000
Investments
Revenue	$955,000	$628,000	$2,110,000	$5,234,000
Operating expenses	4,661,000	3,923,000	9,324,000	8,862,000
Equity in income of joint ventures	2,551,000	(686,000)	7,807,000	(29,000)
Income from loan pool participations and notes receivable	2,241,000	3,090,000	4,787,000	3,741,000
Operating income (loss)	1,086,000	(891,000)	5,380,000	84,000
Remeasurement gain	6,348,000	2,108,000	6,348,000	2,108,000
Gain on early extinguishment of debt	—	16,670,000	—	16,670,000
Interest expense	(74,000)	(82,000)	(151,000)	(245,000)
Net income	7,360,000	17,805,000	11,577,000	18,617,000
Add back:
Interest expense	74,000	82,000	151,000	245,000
Kennedy-Wilson's share of interest expense included in investment in joint ventures and loan pool participations	4,843,000	2,378,000	10,309,000	4,209,000
Depreciation and amortization	380,000	233,000	739,000	465,000
Kennedy-Wilson's share of depreciation and amortization included in investment in joint ventures	3,984,000	2,205,000	7,709,000	4,154,000
EBITDA and Adjusted EBTIDA (1) (2)	$16,641,000	$22,703,000	$30,485,000	$27,690,000
Corporate:
Operating expenses	$2,400,000	$2,239,000	$4,481,000	$7,199,000
Operating loss	(2,400,000)	(2,239,000)	(4,481,000)	(7,199,000)
Interest income	152,000	52,000	190,000	115,000
Interest income - related party	249,000	168,000	477,000	386,000
Interest expense	(6,154,000)	(2,098,000)	(7,606,000)	(4,049,000)
Provision for income taxes	(172,000)	(5,950,000)	(835,000)	(3,952,000)
Net loss	(8,325,000)	(10,067,000)	(12,255,000)	(14,699,000)
Add back:
Interest expense	6,154,000	2,098,000	7,606,000	4,049,000
Depreciation and amortization	53,000	38,000	93,000	75,000
Provision for income taxes	172,000	5,950,000	835,000	3,952,000
EBITDA (1)	(1,946,000)	(1,981,000)	(3,721,000)	(6,623,000)
Add back:
Merger related compensation and related expenses	—	—	—	2,225,000
Stock based compensation	1,298,000	2,006,000	2,465,000	3,921,000
Adjusted EBITDA (2)	$(648,000)	$25,000	$(1,256,000)	$(477,000)
—————
(1)  (2) See definitions in previous discussion.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Consolidated
Revenue	$8,510,000	$9,046,000	$17,237,000	$19,872,000
Operating expenses	13,138,000	12,509,000	25,662,000	27,380,000
Equity in income of joint ventures	2,551,000	(686,000)	7,807,000	(29,000)
Income from loan pool participations and notes receivable	2,241,000	3,090,000	4,787,000	3,741,000
Operating income (loss)	164,000	(1,059,000)	4,169,000	(3,796,000)
Interest income	152,000	52,000	190,000	115,000
Interest income - related party	249,000	168,000	477,000	386,000
Remeasurement gain	6,348,000	2,108,000	6,348,000	2,108,000
Gain on early extinguishment of debt	—	16,670,000	—	16,670,000
Interest expense	(6,228,000)	(2,180,000)	(7,757,000)	(4,294,000)
Provision for income taxes	(172,000)	(5,950,000)	(835,000)	(3,952,000)
Net income	513,000	9,809,000	2,592,000	7,237,000
Add back:
Interest expense	6,228,000	2,180,000	7,757,000	4,294,000
Kennedy-Wilson's share of interest expense included in investment in joint ventures and loan pool participations	4,843,000	2,378,000	10,309,000	4,209,000
Depreciation and amortization	463,000	296,000	897,000	581,000
Kennedy-Wilson's share of depreciation and amortization included in investment in joint ventures	3,984,000	2,205,000	7,709,000	4,154,000
Income taxes	172,000	5,950,000	835,000	3,952,000
EBITDA (1)	16,203,000	22,818,000	30,099,000	24,427,000
Add back:
Merger related compensation and related expenses	—	—	—	2,225,000
Stock based compensation	1,298,000	2,006,000	2,465,000	3,921,000
Adjusted EBITDA (2)	$17,501,000	$24,824,000	$32,564,000	$30,573,000
—————
(1)  (2) See definitions in previous discussion.

Our Consolidated Financial Results: Three Months Ended June 30, 2011 compared to the Three Months Ended June 30, 2010
Our revenues for the three months ended June 30, 2011 and 2010 were $8.5 million and $9.0 million, respectively. Total operating expenses for the same periods were $13.1 million and $12.5 million, respectively, and net loss and net income attributable to our common shareholders was $2.4 million and $8.5 million, respectively. Adjusted EBITDA was $17.5 million and $24.8 million, respectively, for the three months ended June 30, 2011 and 2010.
Revenues
Service Segment Revenues
Revenues for the three months ended June 30, 2011 decreased to $7.6 million from $8.4 million for the same period in 2010. The decrease is primarily related to a $0.8 million decrease as a result of fees generated on the admission of new investors into one of our funds during the three months ended June 30, 2010 and a $0.3 million decrease related to a change in fee structure with one of our partners. However, this was offset by a $0.5 million increase in recurring fees generated by new investments. Commission revenues also had a reduction of $0.2 million related to a $0.5 million reduction in acquisition fees, offset by a $0.3 million increase in auction commissions.
Investments Segment Revenues
Revenues for the three months ended June 30, 2011 increased to $1.0 million from $0.6 million for the same period in 2010. This improvement was primarily driven by Kennedy-Wilson's foreclosure on four assets in our consolidated loan portfolio during 2011, which increased rental and operating income produced by our investment segment.
Operating Expenses
Services Segment Operating Expenses
Consistent with management expectations, service segment operating expenses decreased to $6.1 million for the three months June 30, 2011 as compared to $6.3 million for the same period in 2010. The decrease primarily related to a reduction in commission and marketing expenses as a result of generating more auction business internally which in turn resulted in a decrease to commissions paid to third party brokers.
Investments Segment Operating Expenses
Operating expenses for the three months ended June 30, 2011 increased $0.7 million to $4.7 million compared to $3.9 million for the same period in 2010. The increase was primarily driven by an additional $0.2 million in compensation and related expenses caused by additional resources needed to grow the company. Further, rental operating expenses increased by $0.4 million due to Kennedy-Wilson's foreclosure of four assets in our consolidated loan portfolio during 2011.
Corporate Operating Expenses
Operating expenses for the three months ended June 30, 2011 were approximately $2.4 million as compared to $2.2 million for the same period in 2010. The minor increase is consistent with managements expectations and is primarily related to costs associated with growing the company.
Investments Segment Equity in Joint Venture Income
Equity in joint ventures generated income of $2.6 million for the three months ended June 30, 2011, as compared to a loss of $0.7 million in 2010. The increase is primarily related to fair value gains recognized in connection with a joint venture's foreclosure of a first trust deed position into ownership of a class A multifamily project in San Jose, California, the acquisition of additional membership interest in a joint venture that Kennedy-Wilson accounts for on the fair value option, and the sale of an 286-unit apartment complex in Anaheim, California during the three months ended June 30, 2011.
Investments Segment Income from Loan Pool Participations and Notes Receivable
Income from loan pool participations and notes receivable generated income of $2.2 million for the three months ended June 30, 2011 as compared to $3.1 million for the same period in 2010. This is primarily attributed to a decrease in accretion income recognized on our loan pools purchased during 2010 due to an increase in the estimated resolution periods as well as foreclosure on certain underlying real estate collateral.

Non-Operating Items
Remeasurement gain was $6.3 million for the three months ended June 30, 2011 as compared to $2.1 million for same period in 2010. The increase can primarily be attributed to a gain recognized in connection with the purchase of a 100% interest of a 200,000 square foot office portfolio in Oakland, California with a fair value in excess of the price paid as compared to the purchase of a controlling joint venture interest in a project in Northern California with a fair value in excess of the price paid.
Gain on extinguishment of debt was $16.7 million for the three months ended June 2010 with no comparable activity in 2011. The gain was related to the purchase of debt on a project in Hawaii at a discount.
Interest expense was $6.2 million for the three months ended June 30, 2011 compared to $2.2 million for same period in 2010. The increase is primarily attributed to the $250 million senior notes issued in April 2011 bearing interest at 8.75%.
Net loss attributable to non-controlling interests was approximately $0.3 million for the three months ended June 30, 2011 as compared to $0.6 million for the three months ended June 30, 2010. The decrease is primarily related to the noncontrolling interest in the accretion income associated with our loan pool participations.

Our Consolidated Financial Results: Six Months Ended June 30, 2011 compared to the Six Months Ended June 30, 2010
Our revenues for the six months ended June 30, 2011 and 2010 were $17.2 million and $19.9 million, respectively. Total operating expenses for the same periods were $25.7 million and $27.4 million, respectively. Net loss attributable to our common shareholders was $3.4 million for the six months ended June 30, 2011 and net income attributable to our common shareholders was $5.4 million for the six months ended June 30, 2010. Adjusted EBITDA was $32.6 million and $30.6 million, respectively, for the six month periods ended June 30, 2011 and 2010.
Revenues
Service Segment Revenues
Revenues for the six months ended June 30, 2011 increased to $15.1 million from $14.6 million for the same period in 2010. The $0.5 million improvement was primarily driven by commission revenues earned on the sale of a condominium project in Southern California during the three months ended June 30, 2011. Additionally, $1.0 million of recurring asset management fees were generated by new investments purchased by joint ventures in which we have an investment, in the last 2 quarters of 2010 and the first 2 quarters of 2011. This was offset by a decrease of $1.1 million in fees as a result of fees generated on the admission of new investors into one of our funds during the six months ended June 30, 2010 and a change in fee structure with one of our partners. Commission revenues also had a reduction of $0.2 million related to a $0.5 million reduction in acquisition fees, offset by a $0.3 million increase in auction commissions.
Investments Segment Revenues
Revenues for the six months ended June 30, 2011 decreased to $2.1 million from $5.2 million for the same period in 2010. The reduction is primarily attributed to the sale of real estate which decreased to $0.4 million for the six months ended June 30, 2011 from $3.9 million for the same period in 2010. In 2010 the sale related to11 condominium units in southern California and the sale of a 50% interest in an apartment project in northern California versus the sale of a controlling interest in land in Kent, Washington in 2011.
Operating Expenses
Services Segment Operating Expenses
Operating expenses for the six months ended June 30, 2011 increased to $11.8 million from $11.3 million for the same period in 2010. The $0.5 million increase is primarily attributed to compensation and related expenses which increased by $0.8 million due to additional employees hired in the last two quarters of 2010 and the first two quarters of 2011 which was necessary to continue to grow our business. This was offset by $0.4 million decrease in commission and marketing expenses as a result of generating more auction business internally which in turn resulted in a decrease to commissions paid to third party brokers.
Investments Segment Operating Expenses
Operating expenses for the six months ended June 30, 2011 increased to $9.3 million from $8.9 million for the same period in 2010. The increase of $0.5 million is primarily related to an increase of $1.3 million in compensation and related expenses, an increase of $0.6 million in general and administrative expenses and a $0.5 million increase in rental operating expenses, offset by a reduction of $2.3 million in cost of real estate sold.
Compensation and related expenses were approximately $5.1 million for the six months ended June 30, 2011, as compared to $3.8 million for the same period in 2010. The increase in compensation and related expenses was generated by additional employees hired in the last two quarters of 2010 and the first two quarters of 2011 as well as an increased bonus accrual in 2011 as compared to 2010.
General and administrative expenses were $2.0 million for the six months ended June 30, 2011, as compared to $1.4 million for the same period in 2010. The increase is primarily attributed to additional costs associated with raising capital for Kennedy Wilson Real Estate Fund IV, L.P. and increased accounting fees.
Rental and operating expenses were $1.1 million for the six months ended June 30, 2011, as compared to $0.5 million for the same period in 2010. The increase is primarily attributed Kennedy-Wilson's foreclosure of four assets in our consolidated loan portfolio during 2011.
Cost of real estate sold decreased to $0.4 million for the six months ended June 30, 2011 from $2.7 million for the same period in 2010. The decrease can primarily be attributed to the sale of 11 condominium units in southern California and the sale of a 50% interest in an apartment project in northern California in 2010 versus the sale of a controlling interest in land in Kent, Washington in 2011.
Corporate Operating Expenses
Operating expenses for the six months ended June 30, 2011 decreased to $4.5 million for the six months ended June 30, 2011 from $7.2 million for the same period in 2010. The decrease of $2.7 million is primarily related to a decrease of $3.0 million in compensation and related expenses attributed to amounts recorded in 2010 for the bonus plan that resulted from the November 2009 merger as well as a decrease in stock based compensation expense offset by $0.3 million increase in general and administrative expenses due to increased costs associated with growing the business.
Investments Segment Equity in Joint Venture Income
Equity in joint ventures generated income of $7.8 million for the six months ended June 30, 2011, as compared to a loss of $29,000 in 2010. The increase can be primarily attributed to fair value gains recognized in connection with a joint venture's foreclosure of a first trust deed position into ownership of a class A multifamily project in San Jose, California, the acquisition of additional membership interest in a joint venture that Kennedy-Wilson accounts for on the fair value option, and the sale of an 286-unit apartment complex in Anaheim, California during the six months ended June 30, 2011.
Investments Segment Income from Loan Pool Participations and Notes Receivable
Income from loan pool participations and notes receivable generated income of $4.8 million for the six months ended June 30, 2011 as compared to $3.7 million for the same period in 2010. This can be attributed to a decrease in accretion income recognized on our loan pools purchased during 2010 due to an increase in the estimated resolution periods as well as foreclosure on certain underlying real estate collateral.
Non-Operating Items
Remeasurement gain was $6.3 million for the six month period ended June 30, 2011 as compared to $2.1 million for same period in 2010. The increase can primarily be attributed a gain recognized in connection with the purchase of a 100% interest of a 200,000 square foot office portfolio in Oakland, California with a fair value in excess of the price paid as compared to the purchase of a controlling joint venture interest in a project in Northern California with a fair value in excess of the price paid.
Gain on extinguishment of debt was $16.7 million for the six months ended June 2010 with no comparable activity in 2011. The gain was related to the purchase of debt on a project in Hawaii at a discount.
Interest expense was $7.8 million for the six month period ended June 30, 2011 compared to $4.3 million for same period in 2010. The increase can primarily be attributed to the $250 million senior notes issued in April 2011 bearing interest at 8.75%.

Liquidity and Capital Resources
Our liquidity and capital resources requirements include expenditures for joint venture investments, real estate, loan portfolios and working capital needs. Historically, we have not required significant capital resources to support our brokerage and property management operations, as we finance these from internally generated funds from operations. Our investments in real estate are typically financed by mortgage loans secured primarily by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral. Our investments in loan portfolios are typically financed by loans secured primarily by the loan portfolios and underlying assets. These loans are generally nonrecourse in that, in the event of default, recourse will be limited to the loan portfolios and underlying assets serving as collateral. In a few cases, we guarantee a portion of the loan related to an investment, usually until some condition, such as completion of construction or leasing or certain net operating income criteria, has been met. We do not expect these guarantees to materially affect liquidity or capital resources.

Cash Flows
Net cash used in operating activities totaled $12.9 million for the six months ended June 30, 2011. Cash used in operating activities of $12.9 million primarily included net income of $2.6 million, stock based compensation of $2.5 million, operating distributions from joint ventures of $2.5 million and operating distributions from loan pool participations of $0.8 million, offset by a fair value remeasurement gain of $6.3 million related to the office portfolio acquisition, equity in joint venture income of $7.8 million and accretion of income on loan pool participation of $4.8 million.
For the six months ended June 30, 2011, cash used in investing activities totaled $67.3 million. Kennedy-Wilson advanced Bay Area Smart Growth Fund II , LLC, an equity method investment and related party, an additional $1.0 million, bearing interest at 10%. The outstanding principal balance of $2.0 million was collected in May 2011. Kennedy-Wilson also advanced an additional $1.0 million, bearing interest at 15%, to 5th and Madison, LLC, an equity method investment and related party. In addition, $5.3 million was issued and advanced and $0.5 million collected to and from KW Property Fund II, LP, an equity method investment and related party. The note bears interest at 20%. Kennedy Wilson also advanced and collected $1.0 million from an equity method investment and related party.
During the six months ended June 30, 2011, Kennedy Wilson invested $42.7 million in five new joint ventures, $2.7 million to buy out ownership interest from joint venture partners, $12.1 million, including $0.5 million of noncontrolling interests, to its joint venture in Japan for the purposes of refinancing a large portion of the Japaneses multifamily portfolio, $7.0 million to increase Kennedy-Wilson's interest in a project in Northern California, $2.0 million to increase its investment in the Elkhorn Partners, and $4.5 million to refinance two multifamily projects in Kent, Washington. Additionally, during the six months ended June 30, 2011, Kennedy-Wilson received $11.2 million in distributions from its joint ventures.
Kennedy-Wilson received $223.5 million in financing activities, during the six months ended June 30, 2011. In April 2011, Kennedy-Wilson, Inc. issued $250 million of senior notes with a stated interest rate of 8.75% payable on April 1 and October 1 of each year and maturing in April 2019. These notes were issued in two offerings. The first offering was issued at a discount, with an aggregate principal amount of $200 million, and an effective yield of 8.875%. The second offering was issued at a premium, with an aggregate principal amount of $50 million, and an effective yield of 8.486%. Total proceeds received from the offerings were $249.3 million. Debt issuance costs and fees paid as a result of these issuances totaled $7.2 million.
During the six months ended June 30, 2011, Kennedy-Wilson borrowed an additional $19.0 million on its line of credit and repaid in full the outstanding balance of $46.8 million on its line of credit. In addition, Kennedy-Wilson paid off the outstanding balance of $24.8 million on its notes payable which were incurred primarily in connection with the acquisition of joint venture investments.
In connection with the acquisition of the 100% interest in the office portfolio in Oakland, California, Kennedy-Wilson assumed a mortgage loan with a fair value of $16.0 million. Subsequent to the acquisition, the loan was repaid in full through proceeds from Kennedy-Wilson and a refinancing of $12.0 million which bears interest at a fixed rate of 6.75% and matures in June 2016. Additionally, during the six months ended June 30, 2011, Kennedy-Wilson entered into a mortgage loan payable for $5.0 million secured by its 2,700-acre ranch in Hawaii. The note bears interest at the First Hawaiian Bank Prime Rate plus 2.50%, is interest only, and matures in April 2014. The loan was repaid in full on April 5, 2011. Kennedy-Wilson also paid off a $2.8 million mortgage loan secured by an office building in Japan which carried a variable interest rate of long-term prime lending rate plus 3.50%. Principal repayment of $5.4 million were made towards the mortgage loans connected with the loan participation, which requires principal repayments based on release prices for settled loans in the loan participation.
During the six months ended June 30, 2011, Kennedy Wilson issued, in a private placement, 4,800,000 shares of the Company's common stock to an institutional investor and the preferred shareholder, with total proceeds received of $51.4 million.
During 2010, Kennedy-Wilson issued two series of Convertible Cumulative Preferred stock, series A (100,000 shares) and series B (32,550 shares). The series A and series B Preferred Stock have dividend rates of 6.0% and 6.452%, respectively, payable quarterly. During the six months ended June 30, 2011, Kennedy-Wilson paid cash dividends on the series A and series B preferred stock totaling $3.0 million and $1.1 million, respectively. Additionally on June 21, 2011, Kennedy Wilson declared dividends on the common stock totaling $1.8 million. The dividends were paid subsequent to June 30, 2011.

The Board of Directors has authorized a warrants repurchase program enabling Kennedy-Wilson to repurchase up to 12.5 million of the outstanding warrants. During the six months ended June 30, 2011, Kennedy-Wilson repurchased a total of 0.8 million of its outstanding warrants for total consideration of $1.3 million.

Contributions from noncontrolling interests totaled $1.5 million offset by distributions paid to them of $0.5 million.
We believe that existing cash and cash equivalents plus capital generated from property management and leasing, brokerage, sales of real estate owned, collections from notes receivable, as well as our current line of credit, will provide us with sufficient capital requirements for the foreseeable future.
Under our current joint venture strategy, we generally contribute property expertise, and typically a fully funded initial cash contribution (without commitment to additional funding by us). Capital required for additional improvements and supporting operations during lease-up and stabilization periods is generally obtained at the time of acquisition via debt financing or third party investors. Accordingly, we generally do not have significant capital commitments with unconsolidated entities. Infrequently, there may be some circumstances when we, usually with the other members of the joint venture entity, may be required to contribute additional capital for a limited period of time. We believe that we have the capital resources, generated from our business activities and borrowing capacity, to finance any such capital requirements, and do not believe that any additional capital contributions to joint ventures will materially affect liquidity. As of June 30, 2011, we have a unfulfilled capital commitments totaling $17.4 million to our joint ventures. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to joint ventures in satisfaction of our capital commitment obligation.

Contractual Obligations and Commercial Commitments
At June 30, 2011, our contractual cash obligations, including debt and operating leases included the following:

	Payments due by period
	Total	Six months ending	1-3 years	4-5 years	After 5 years
		12/31/2011
Contractual Obligations
Borrowings: (1)
Mortgage loan payable	$38,217,000	$—	$26,217,000	$12,000,000	$—
Subordinated debt	40,000,000	—	—	—	40,000,000
Senior Notes	250,000,000	—	—	—	250,000,000
Total borrowings	328,217,000	—	26,217,000	12,000,000	290,000,000
Operating leases	8,553,000	1,040,000	3,161,000	2,934,000	1,418,000
Total contractual cash obligations	$336,770,000	$1,040,000	$29,378,000	$14,934,000	$291,418,000

(1)     See notes 9 - 12 of our Note to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Six months ending 12/31/2011 - $13,477,000; 1-3 years - $79,488,000 ; 4-5 years - $52,213,000 ; After 5 years - $80,316,000. The interest payments on variable rate debt have been calculated at the interest rate in effect at June 30, 2011.

Significant indebtedness
Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due, the principal of, interest on or other amounts due in respect of our indebtedness and other obligations. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.
In 2007, Kennedy-Wilson issued junior subordinated debentures in the amount of $40.0 million. The debentures were issued to a trust established by Kennedy-Wilson, which contemporaneously issued $40.0 million of trust preferred securities to Merrill Lynch International. The interest rate on the debentures is fixed for the first ten years at 9.06%, and variable thereafter at LIBOR plus 3.70%. Interest is payable quarterly with the principal due in 2037. Prior to April 30, 2012, Kennedy-Wilson may redeem the debentures, upon a Special Event, as defined in the debentures, at a redemption price equal to 107.5% of the outstanding principal amount. After April 30, 2012, Kennedy-Wilson may redeem the debentures, in whole or in part, on any interest payment date at par.
In July 2010, Kennedy-Wilson entered into a new unsecured revolving credit facility with US Bank and East West Bank, which effectively increased its existing revolving credit facility from $30.0 million to $75.0 million, extended the maturity date to August 2013, and established an interest rate floor of 4% . The facility is available for acquisitions and working capital. The facility bears interest at rates ranging from LIBOR plus 2.50% to LIBOR plus 3.00%, with a floor of 4%. As of June 30, 2011, there were no amounts outstanding under the unsecured revolving credit facility.
In April 2011, Kennedy-Wilson, Inc., a wholly-owned subsidiary of Kennedy-Wilson, issued $200.0 million in aggregate principal amount of its 8.750% senior notes due 2019, for approximately $198.6 million, net of discount. An additional $50.0 million in aggregate principal amount of its 8.750% senior notes due 2019, was issued for approximately $50.8 million, net of premium. Collectively the issuances are referred to as "the Notes". The terms of the Notes are governed by an indenture, dated as of April 5, 2011, by and among the issuer, Kennedy-Wilson, as parent guarantor, and certain subsidiaries of the issuer, as subsidiary guarantors. The Notes bear interest at 8.750% per annum. Interest is payable on April 1 and October 1 of each year, beginning on October 1, 2011, until the maturity date of April 1, 2019. The issuer's obligations under the Notes are fully and unconditionally guaranteed by Kennedy-Wilson and the subsidiary guarantors. At any time prior to April 1, 2015, the issuer may redeem the Notes, in whole or in part, at a price equal to 100% of the principal amount, plus an applicable "make-whole" premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2015, the issuer may redeem the Notes, in whole or in part, at the redemption prices specified in the indenture. Until April 1, 2014, the issuer may choose to redeem the Notes in an amount not to exceed in aggregate 35% of the original principal amount of the Notes together with any additional Notes issued under the indenture with money the issuer or Kennedy-Wilson raise in certain equity offerings. The amount of the 8.75% Notes included in the consolidated balance sheets, net of unamortized discount and premium, was $249.4 million at June 30, 2011.
The junior subordinated debentures, the unsecured credit facility with U.S. Bank and East West Bank, and the indenture governing the 8.750% senior notes contain numerous restrictive covenants that, among other things, limit Kennedy-Wilson's ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The unsecured credit facility and junior subordinated debentures also require Kennedy-Wilson to maintain a minimum tangible net worth and a specified amount of cash and cash equivalents.
The junior subordinated debentures require Kennedy-Wilson to maintain (i) a fixed charge coverage ratio (as defined in the indenture governing our junior subordinated debentures) of not less than 1.75 to 1.00, measured on a four quarter rolling basis, and (ii) a ratio of total debt to net worth (as defined in the indenture governing the junior subordinated debentures) of not greater than 3.00 to 1.00 at anytime. As of the most recent quarter end, Kennedy-Wilson's fixed charge coverage ratio was 5.17 to 1.00 and its ratio of total debt to net worth was 0.94 to 1.00.
The unsecured credit facility also requires Kennedy-Wilson to maintain (i) a minimum rent adjusted fixed charge coverage ratio (as defined in the unsecured credit facility) of not less than 1.75 to 1.00, measured on a four quarter rolling average basis and (ii) a maximum balance sheet leverage (as defined in the unsecured credit facility) of not greater than 1.50 to 1.00, measured at the end of each calendar quarter. As of the most recent quarter end, Kennedy-Wilson's adjusted fixed charge coverage ratio was 3.03 to 1.00 and its maximum balance sheet leverage was 0.89 to 1.00.
The indenture governing the 8.750% senior Notes limits Kennedy-Wilson's ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson's maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness.

Off-Balance Sheet Arrangements
We have provided guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $24 million and $28 million at June 30, 2011 and December 31, 2010 , respectively. The guarantees expire by the year end of 2011 and our performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sales proceeds of the property. If we were to become obligated to perform on these guarantees, it could have an adverse affect on our financial condition.
As of June 30, 2011, we have a unfulfilled capital commitments totaling $17.4 million to our joint ventures. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to joint ventures in satisfaction of our capital commitment obligation.
Please refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for discussion of our non-recourse carve out guarantees arrangements as there have been no material changes to that disclosure.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The primary market risk exposure of our Company relates to changes in interest rates in connection with our short-term borrowings, some of which bear interest at variable rates based on lender’s base rate, prime rate, or LIBOR plus an applicable borrowing margin. These borrowings do not give rise to a significant interest rate risk because they have short maturities. However, the amount of income or loss we recognize for unconsolidated joint ventures may be impacted by changes in interest rates. Historically, the impact from the changes in rates have not been significant. Additionally, we have minor exposure to foreign currency exchange rates primarily related to our unconsolidated minority investment in a multifamily portfolio in Japan. As of June 30, 2011, we consider exposure to foreign currency exchange risk to be immaterial to our Company.
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt.
The tables below represent contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of June 30, 2011. The expected maturity categories take into consideration actual amortization of principal and do not take into consideration reinvestment of cash. The weighted average interest rate for the various assets and liabilities presented are actual as of June 30, 2011. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or to refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal maturing in:								Fair Value June 30,
(in thousands)	2011	2012	2013	2014	2015	Thereafter		Total	2011
Interest rate sensitive assets
Cash equivalents	$191,218	—	—	—	—	—		$191,218	$191,218
Average interest rate	0.26%	—	—	—	—	—		0.26%
Variable rate receivables	—	$9,328	—	—	—	—		9,328	10,616
Average interest rate	—	4.78%	—	—	—	—		4.78%
Fixed rate receivables	10,542	—	—	—	—	—		10,542	10,542
Average interest rate	16.27%	—	—	—	—	—		16.27%
Total	$201,760	$9,328	—	—	—	—		$211,088	$212,376
Weighted average interest rate	0.81%	4.78%	—	—	—	—		1.26%
Interest rate sensitive liabilities
Variable rate borrowings	—	$16,669	$9,548	—	—	—		$26,217	$26,067
Average interest rate	—	1.51%	4.25%	—	—	—		2.51%
Fixed rate borrowings	—	—	—	—	—	$302,000	*	302,000	352,952
Average interest rate	—	—	—	—	—	8.71%		8.71%
Total	—	$16,669	$9,548	—	—	$302,000		$328,217	$379,019
Weighted average interest rate	—	1.51%	4.25%	—	—	8.71%		8.22%
* - Does not include the unamortized accretion related to the net discount of $0.6 million associated with the issuance of the senior notes payable.

Item 4.	Controls and Procedures

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

We may be involved in various legal proceedings arising in the ordinary course of business, none of which are material to our business and our financial statements taken as a whole. From time to time, our real estate management division is named in “slip and fall” type litigation relating to buildings we manage. Our standard management agreement contains an indemnity provision whereby the building owner indemnifies and agrees to defend its real estate management division against such claims. In such cases, we are defended by the building owner’s liability insurer.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased or Sold		Average Price Paid per Share (or Unit) ($)	Total Number of Shares (or Units) Purchased as Part of Publically Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 — April 30	400	(1)	$10.97	—	—
June 1 — June 30	4,800,000	(2)	$10.70	—	—

(1)	Repurchased 400 shares of common stock in a private transaction from a shareholder at a purchase price equal to the prior day’s closing price for our common stock.

(2)	Issued 4,800,000 shares of common stock in a private transaction at $10.70

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	(Removed and Reserved)
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNEDY-WILSON HOLDINGS, INC.

Dated:	August 8, 2011	By:	/S/ FREEMAN LYLE
Freeman Lyle
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)