Form 10-Q
period 2011-09-30
Kennedy-Wilson Holdings, Inc.
filed 2011-11-07
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of common stock outstanding as of November 4, 2011 was 44,974,706.

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

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Cash and cash equivalents	$147,414,000	$46,968,000
Accounts receivable	1,951,000	2,097,000
Accounts receivable — related parties	10,596,000	7,062,000
Notes receivable	16,946,000	20,264,000
Notes receivable — related parties	22,292,000	3,837,000
Real estate, net	113,619,000	82,701,000
Investments in joint ventures ($45,127,000 and $34,654,000 carried at fair value as of September 30, 2011 and December 31, 2010)	345,038,000	266,853,000
Loan pool participations	31,590,000	25,218,000
Marketable securities	5,658,000	33,000
Other assets	20,940,000	8,850,000
Goodwill	23,965,000	23,965,000
Total assets	$740,009,000	$487,848,000

Liabilities and equity
Liabilities
Accounts payable	$353,000	$1,504,000
Accrued expenses and other liabilities	30,896,000	9,064,000
Accrued salaries and benefits	5,014,000	10,721,000
Accrued and deferred tax liability	22,572,000	25,871,000
Senior notes payable	249,372,000	—
Notes payable	—	24,783,000
Borrowings under line of credit	—	27,750,000
Mortgage loans payable	38,217,000	35,249,000
Junior subordinated debentures	40,000,000	40,000,000
Total liabilities	386,424,000	174,942,000

Equity
Cumulative preferred stock, $0.0001 par value: 1,000,000 shares authorized $1,000 per share liquidation preference,
6.00% Series A, 100,000 shares issued as of September 30, 2011 and December 31, 2010, mandatorily convertible on May 19, 2015	—	—
6.46% Series B, 32,550 shares issued as of September 30, 2011 and December 31, 2010, mandatorily convertible on November 3, 2018	—	—
Common stock, $0.0001 par value: 125,000,000 shares authorized, 46,089,646 and 41,291,596 shares issued and 44,974,706 and 40,179,906 shares outstanding as of September 30, 2011 and December 31, 2010, respectively	5,000	4,000
Additional paid-in capital	337,988,000	284,669,000
Retained earnings	3,890,000	17,777,000
Accumulated other comprehensive income	7,467,000	9,043,000
Common stock held in treasury, at cost, $0.0001 par value, 1,114,940 and 1,111,690 held at September 30, 2011 and December 31, 2010, respectively	(11,337,000)	(11,301,000)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	338,013,000	300,192,000
Noncontrolling interests	15,572,000	12,714,000
Total equity	353,585,000	312,906,000
Total liabilities and equity	$740,009,000	$487,848,000
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue
Management and leasing fees	$4,862,000	$2,300,000	$9,657,000	$6,513,000
Management and leasing fees — related party	2,989,000	3,829,000	8,151,000	9,589,000
Commissions	1,329,000	1,973,000	4,842,000	4,353,000
Commissions — related party	1,930,000	2,034,000	3,587,000	4,319,000
Sale of real estate	—	—	417,000	3,937,000
Rental and other income	1,666,000	1,637,000	3,359,000	2,934,000
Total revenue	12,776,000	11,773,000	30,013,000	31,645,000
Operating expenses
Commission and marketing expenses	1,641,000	263,000	3,015,000	2,032,000
Compensation and related expenses	8,473,000	12,414,000	24,562,000	29,400,000
Cost of real estate sold	—	—	397,000	2,714,000
General and administrative	3,329,000	3,457,000	9,183,000	8,263,000
Depreciation and amortization	931,000	616,000	1,828,000	1,197,000
Rental operating expenses	1,195,000	897,000	2,248,000	1,421,000
Total operating expenses	15,569,000	17,647,000	41,233,000	45,027,000
Equity in joint venture (loss) income	(646,000)	5,191,000	7,229,000	5,162,000
Interest income from loan pool participations and notes receivable	1,048,000	4,209,000	5,835,000	7,950,000
Operating (loss) income	(2,391,000)	3,526,000	1,844,000	(270,000)
Non-operating income (expense)
Interest income	74,000	53,000	264,000	168,000
Interest income — related party	561,000	91,000	970,000	477,000
Remeasurement gain	—	—	6,348,000	2,108,000
Gain on extinguishment of debt	—	—	—	16,670,000
Loss on extinguishment of debt	—	(4,788,000)	—	(4,788,000)
Interest expense	(6,117,000)	(2,198,000)	(13,874,000)	(6,492,000)
(Loss) income before benefit from (provision for) income taxes	(7,873,000)	(3,316,000)	(4,448,000)	7,873,000
Benefit from (provision for) income taxes	2,997,000	(383,000)	2,162,000	(4,335,000)
Net (loss) income	(4,876,000)	(3,699,000)	(2,286,000)	3,538,000
Net loss (income) attributable to the noncontrolling interests	42,000	(1,215,000)	(1,295,000)	(2,374,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc.	(4,834,000)	(4,914,000)	(3,581,000)	1,164,000
Preferred dividends and accretion of preferred stock issuance costs	(2,036,000)	(1,804,000)	(6,708,000)	(2,524,000)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(6,870,000)	(6,718,000)	(10,289,000)	(1,360,000)
Other comprehensive (loss) income, net of tax	(1,783,000)	2,912,000	(1,576,000)	5,098,000
Total comprehensive (loss) income	$(8,653,000)	$(3,806,000)	$(11,865,000)	$3,738,000
Basic and diluted loss per share
Basic and diluted loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(0.16)	$(0.17)	$(0.25)	$(0.03)
Weighted average number of common shares outstanding	44,016,880	38,961,822	40,712,496	39,062,570
Dividends declared per common share	$0.04	$—	$0.08	$—
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statement of Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests
	Shares	Amount	Shares	Amount						Total
Balance at December 31, 2010	132,550	$—	40,179,906	$4,000	$284,669,000	$17,777,000	$9,043,000	$(11,301,000)	$12,714,000	$312,906,000
Issuance of 4,800,000 shares of common stock	—	—	4,800,000	1,000	51,959,000	—	—	—	—	51,960,000
Repurchase of 3,250 common shares	—	—	(3,250)	—	—	—	—	(36,000)	—	(36,000)
Repurchase of 1,400,000 warrants	—	—	—	—	(2,434,000)	—	—	—	—	(2,434,000)
Stock-based compensation	—	—	—	—	3,761,000	—	—	—	—	3,761,000
Shares forfeited net of 3,000 common stock issued under 2009 Equity Participation Plan	—	—	(1,950)	—	—	—	—	—	—	—
Other comprehensive income:
Unrealized holding losses on available for sale securities, net of tax of $3,063,000	—	—	—	—	—	—	(4,592,000)	—	—	(4,592,000)
Foreign currency translation gain, net of tax of $3,311,000	—	—	—	—	—	—	5,058,000	—	—	5,058,000
Forward foreign currency loss, net of tax of $1,347,000	—	—	—	—	—	—	(2,042,000)	—	—	(2,042,000)
Preferred stock dividends	—	—	—	—	—	(6,675,000)	—	—	—	(6,675,000)
Common stock dividends	—	—	—	—	—	(3,598,000)	—	—	—	(3,598,000)
Accretion of preferred stock issuance costs	—	—	—	—	33,000	(33,000)	—	—	—	—
Net (loss) income	—	—	—	—	—	(3,581,000)	—	—	1,295,000	(2,286,000)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	2,259,000	2,259,000
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(696,000)	(696,000)
Balance at September 30, 2011	132,550	$—	44,974,706	$5,000	$337,988,000	$3,890,000	$7,467,000	$(11,337,000)	$15,572,000	$353,585,000
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(2,286,000)	$3,538,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain from sale of real estate	(20,000)	(1,223,000)
Gain on extinguishment of debt	—	(16,670,000)
Loss on extinguishment of debt	—	4,788,000
Remeasurement gain	(6,348,000)	(2,108,000)
Depreciation and amortization	1,828,000	1,197,000
Provision for deferred income taxes	(2,200,000)	6,752,000
Amortization of deferred loan costs	549,000	190,000
Amortization of beneficial conversion of convertible subordinated debt	—	168,000
Amortization of discount and accretion of premium on issuance of the senior notes payable	28,000	—
Equity in joint venture income	(7,229,000)	(5,162,000)
Accretion of interest income on loan pool participations and notes receivable	(5,762,000)	(6,353,000)
Stock based compensation	3,761,000	5,976,000
Change in assets and liabilities:
Accounts receivable	190,000	(1,318,000)
Accounts receivable—related parties	(3,534,000)	(2,954,000)
Income tax receivable	—	6,848,000
Operating distributions from joint ventures	2,640,000	4,242,000
Operating distributions from loan pool participation	1,198,000	—
Other assets	(3,487,000)	(730,000)
Accounts payable	(1,238,000)	(260,000)
Accrued expenses and other liabilities	13,148,000	(365,000)
Accrued salaries and benefits	(5,707,000)	2,477,000
Net cash used in operating activities	(14,469,000)	(967,000)
Cash flows from investing activities:
Additions to notes receivable	(5,644,000)	(27,190,000)
Settlements of notes receivable	559,000	70,000
Additions to notes receivable—related parties	(23,322,000)	(3,975,000)
Settlements of notes receivable—related parties	4,867,000	8,721,000
Net proceeds from sale of real estate	416,000	3,639,000
Purchases of and additions to real estate	(1,930,000)	(18,578,000)
Investment in marketable securities	(7,382,000)	—
Distributions from joint ventures	18,507,000	4,461,000
Contributions to joint ventures	(95,492,000)	(66,833,000)
Contributions to loan pool participations	(2,901,000)	(9,612,000)
Net cash used in investing activities	(112,322,000)	(109,297,000)
Cash flow from financing activities:
Issuance of senior notes payable	249,344,000	—
Borrowings under notes payable	—	4,250,000
Repayment of notes payable	(24,783,000)	(4,200,000)
Borrowings under lines of credit	19,000,000	37,250,000
Repayment of lines of credit	(46,750,000)	(25,500,000)
Borrowings under mortgage loans payable	17,077,000	20,016,000
Repayment of mortgage loans payable	(30,109,000)	(19,763,000)
Repayment of convertible subordinated debt	—	(32,550,000)
Debt issue costs	(7,486,000)	(645,000)
Issuance of preferred stock	—	132,294,000
Issuance of common stock	51,360,000	—
Repurchase of common stock	(36,000)	(10,180,000)
Repurchase of warrants	(2,434,000)	(8,584,000)
Dividends paid	(7,874,000)	(2,508,000)
Contributions from noncontrolling interests	2,259,000	6,952,000
Distributions to noncontrolling interests	(696,000)	(2,096,000)
Net cash provided by financing activities	218,872,000	94,736,000
Effect of currency exchange rate changes on cash and cash equivalents	8,365,000	8,457,000
Net change in cash and cash equivalents	100,446,000	(7,071,000)
Cash and cash equivalents, beginning of period	46,968,000	57,784,000
Cash and cash equivalents, end of period	$147,414,000	$50,713,000
See accompanying notes to consolidated financial statements.

	Nine months ended September 30,
	2011	2010
Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on marketable securities, net of tax of $3,063,000 and $8,000	$(4,590,000)	$(14,000)
Accretion of preferred stock issuance costs	33,000	—
During the nine months ended September 30, 2011, as a result of the acquisition of a 100% interest in an approximate 200,000 square foot office portfolio, real estate increased by $17,680,000, accounts receivable increased by $44,000, other assets increased by $50,000, accounts payable increased by $87,000, accrued expenses and other liabilities increased by $991,000 and mortgage loans payable increased by$16,000,000	(696,000)	—
During the nine months ended September 30, 2011, as a result of the sale of a controlling interest in a piece of land in Kent, Washington, real estate decreased $696,000	696,000	—
During the nine months ended September 30, 2010, as a result of the consolidation of two of Kennedy-Wilson’s joint ventures, accounts receivable increased by $171,000, real estate increased by $71,862,000, investment in joint venture decreased by $6,256,000, other assets increased by $3,174,000, accrued expenses and other liabilities increased by $323,000 and mortgage loans payable increased by $66,501,000	—	(2,127,000)
During the nine months ended September 30, 2011, as a result of Kennedy-Wilson's foreclosure of four assets in its consolidated loan portfolio, notes receivable decreased by $9,496,000 and real estate increased by $9,496,000.
During the nine months ended September 30, 2011, Kennedy-Wilson issued 4,400,000 shares of its common stock to an institutional investor for $10.70 per share when the market value was $12.20. In addition, as a result of its contractual rights, the preferred shareholder also acquired 400,000 shares for $10.70 per share, representing a $600,000 discount. Because the discount was the result of the preferred shareholder's contractual rights, it is reflected as a non-cash preferred dividend.
On September 12, 2011, Kennedy-Wilson declared dividends on its common stock totaling $1.8 million. The dividends were paid subsequent to September 30, 2011.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)
NOTE 1—BASIS OF PRESENTATION
Kennedy-Wilson Holdings, Inc.’s (together with its wholly owned and controlled subsidiaries,"we," "us," "our," "the Company" or “Kennedy-Wilson”) unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles used in the preparation of the Kennedy-Wilson’s annual financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of Kennedy-Wilson, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2011 and 2010 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2011. For further information, your attention is directed to the footnote disclosures found in Kennedy-Wilson’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
Certain amounts previously reported in our December 31, 2010 financial statements have been reclassified to conform to the September 30, 2011 presentation on the consolidated balance sheet.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
REVENUE RECOGNITION—Performance fees or carried interest are allocated to the general partner, special limited partner or asset manager of Kennedy-Wilson's real estate funds and loan pool participations based on cumulative performance of the fund and loan pools and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, Kennedy-Wilson calculates the performance fee that would be due to the general partner, special limited partner or asset manager's interests for a fund or loan pool, pursuant to the fund agreement or participation agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy-Wilson to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. Substantially all of the carried interest is recognized in equity in joint venture income and substantially all of the performance fees are recognized in management and leasing fees in our consolidated statement of operations and comprehensive (loss) income. Total performances fees recognized through September 30, 2011 that may be reversed in future periods if there is negative fund performance were $2.6 million. $1.1 million of the performance fees were recognized during the nine months ended September 30, 2011. None of the performance fees were recognized during the nine months ended September 30, 2010.
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
ACCOUNTS RECEIVABLE—Accounts receivable are recorded at the contractual amount as determined by the underlying

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

agreements and do not bear interest. An allowance for doubtful accounts is provided when the Company determines there are probable credit losses in the Company’s existing accounts receivable and is determined based on historical experience. The Company reviews its accounts receivable for probable credit losses on a quarterly basis. As of September 30, 2011, the Company had no allowance for doubtful accounts and during the three and nine months ended September 30, 2011 and September 30, 2010 had recorded no provision for doubtful accounts.
INVESTMENTS IN MARKETABLE SECURITIES—Investments in marketable equity securities are categorized as available-for-sale in accordance with the provision of Investments - Debt and Equity Securities ASC Subtopic 320-10. Available for-sale securities are carried at fair value with period unrealized gains and losses included in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary are included in net income. Interest and dividends on securities classified as available-for-sale are included in interest and other income.
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
In September 2011, the FASB issued Accounting Standards Codification (ASC) Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment intended to simplify goodwill impairment testing. Entities will be permitted to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. The adoption of this update is not expected to have a material impact on our financial statements.

NOTE 3—BUSINESS COMBINATION
On June 28, 2011, Kennedy-Wilson acquired a 100% interest in an approximate 200,000 square foot office portfolio in Oakland, California (the "Portfolio") from a related party fund (the "Seller") in which Kennedy-Wilson has a 5% ownership interest. The assets and liabilities of the Portfolio since the date of acquisition have been consolidated at fair value in accordance with Business Combinations ASC Subtopic 805-10. The results of the operations of the Portfolio from the acquisition date to September 30, 2011 were immaterial. The amounts of $15.0 million in building, $2.5 million in acquired intangibles, $6.2 million in land, $0.6 million in cash and cash equivalents, $0.1 million in accounts receivables and other assets, $16.0 million in mortgage loans payable, and $1.1 million in other liabilities were recorded as a result of the combination. Direct costs of the business combination have been charged to operations in the period that such costs were incurred. Additionally, Kennedy-Wilson will pay the Seller 15% of all profits realized by Kennedy-Wilson in excess of a 10% internal rate of return. Accordingly, Kennedy-Wilson has recorded a liability of $0.7 million, at fair value, for the 15% contingent interest. This interest will be re-evaluated on an on-going basis.
As a result of remeasuring its basis at fair value (utilizing an income approach), Kennedy-Wilson recorded a remeasurement gain in the amount of $6.3 million in the accompanying consolidated statement of operations and comprehensive (loss) income. The gain recognized represented the fair value in excess of the price paid.
The Portfolio revenue and earnings included in the accompanying consolidated statement of operations and comprehensive (loss) income for the three months ended September 30, 2011, and the revenue and earnings on a pro forma basis, assuming the acquisition of the Portfolio occurred on January 1, 2011 and January 1, 2010, were as follows:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Unaudited, dollars in thousands, except for per share data	Revenue	Net Income Attributable to Kennedy-Wilson common shareholders	Basic loss per share
Actual Portfolio from June 28, 2011 - September 30, 2011	$709	$(66)	$—
Supplemental pro forma from January 1, 2011 - September 30, 2011	31,342	(10,899)	(0.27)
Supplemental pro forma from January 1, 2010 - September 30, 2010	33,639	(2,270)	(0.06)
This unaudited pro forma information is not intended to represent or be indicative of what would have occurred if the transaction had taken place on the dates presented and is not indicative of what Kennedy-Wilson's actual results of operations would have been had the acquisition been completed at the beginning of the periods indicated above.

NOTE 4—NOTES RECEIVABLE
In September 2011, Kennedy-Wilson issued and advanced, through a promissory note, $10.0 million to One Baxter Way, L.P., an equity method investment and related party. The note bears interest at a rate of 12%, is interest only, and is due on November 20, 2011. The interest recognized on the note is included in interest income - related party in the accompanying consolidated statement of operations and comprehensive (loss) income.
In May 2011, Kennedy-Wilson collected the $2.0 million outstanding balance on its note receivable due from the Bay Area Smart Growth Fund II, LLC.
During the nine months ended September 30, 2011, Kennedy-Wilson issued and advanced additional monies on an unsecured note receivable to KW Property Fund II, LP, an equity method investment and related party. The note had an outstanding balance of $8.4 million as of September 30, 2011. The note bears interest at a rate of 20%, is interest only, and is due on October 31, 2011. The interest recognized on the note is included in interest income - related party in the accompanying consolidated statement of operations and comprehensive (loss) income.
During the nine months ended September 30, 2011, Kennedy-Wilson increased its unsecured note receivable with 5th and Madison, LLC, an equity method investment and related party, by $1.0 million to $3.9 million. The note bears interest at a rate of 15%, is interest only, and is due on December 31, 2011. The interest recognized on the note is included in interest income - related party in the accompanying consolidated statement of operations and comprehensive (loss) income.
In September 2011, Kennedy-Wilson issued and advanced, through a promissory note, $5.6 million (with a maximum amount of $6.7 million) to an unrelated party, secured by a 16-unit condominium property in Los Angeles, California. The note bears interest at a rate of 12%, with principal repayments due upon the sale of each condominium unit, and is due on September 30, 2012. The interest recognized on the note is included in interest income in the accompanying consolidated statement of operations and comprehensive (loss) income.
In April 2010, Kennedy-Wilson purchased a pool of loans or notes receivable with deteriorated credit quality from a bank for $25.3 million. As of September 30, 2011, the assets and debt related to the pool of loans are $9.5 million and $5.2 million, respectively. The amount contractually due under the terms of the notes as of September 30, 2011 is $14.7 million. Contractual payments of principal and interest of $0.2 million are due monthly as of September 30, 2011. Kennedy-Wilson expects to accrete $3.5 million in interest on notes receivable over the total estimated collection period. During the three and nine month periods ended September 30, 2011 and 2010, Kennedy-Wilson accreted $0.2 million and $1.1 million, and $1.0 million and $1.6 million, respectively, as interest on notes receivable in the accompanying consolidated statements of operations and comprehensive (loss) income. From acquisition through September 30, 2011, Kennedy-Wilson has accreted $3.5 million of interest on notes receivable in the accompanying consolidated balance sheet.
Additionally, during the nine months ended September 30, 2011, Kennedy-Wilson foreclosed on three assets in Las Vegas, Nevada and one asset in Palm Springs, California in the pool of loans discussed above that had been collateral for loans within the loan pool. As a result of these foreclosures, the real estate was removed from the pool and recorded on Kennedy-Wilson's consolidated balance sheet at a fair value of $9.5 million. Kennedy-Wilson determined the fair value based on the income approach. The fair value was consistent with the carrying amount within the loan pool and, as such, no gain or loss was recorded.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

NOTE 5—REAL ESTATE
See note 3 for discussion of the acquisition of the approximate 200,000 square foot office portfolio in Oakland, California.
See note 4 for discussion of the additions to real estate related to the foreclosure of the real estate assets in our consolidated loan pool.

NOTE 6—INVESTMENTS IN JOINT VENTURES
Kennedy-Wilson has a number of joint venture interests, generally ranging from 5% to approximately 50%, which were formed to acquire, manage and/or sell real estate. Kennedy-Wilson has significant influence over these entities, but not control, and accordingly, these investments are accounted for under the equity method.
During the nine months ended September 30, 2011, Kennedy-Wilson invested in nine new joint ventures totaling $50.7 million and invested $2.7 million to buy out ownership interests from joint venture partners.
During the same period, Kennedy-Wilson made $35.3 million in contributions to existing joint venture investments. Of this amount, $14.2 million, including $0.5 million of noncontrolling interests, was contributed by Kennedy-Wilson to its joint venture in Japan for the purposes of refinancing a large portion of the Japanese multifamily portfolio, $4.5 million was contributed by Kennedy-Wilson to refinance two multifamily projects in Kent, Washington, $3.6 million was contributed to pay down a loan on an existing residential investment in Walnut Creek, California, and $7.0 million was contributed to increase its interest in a project in Northern California.
Additionally, during the nine months ended September 30, 2011, Kennedy-Wilson received $21.1 million in distributions from its joint ventures.
As of September 30, 2011, Kennedy-Wilson has unfulfilled capital commitments totaling $15.6 million to its joint ventures. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to joint ventures in satisfaction of our capital commitment obligations.
Kennedy-Wilson has certain guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) Kennedy-Wilson could be required to make under the guarantees was approximately $21.4 million and $28.4 million as of September 30, 2011 and December 31, 2010, respectively. The guarantees expire through 2015 and Kennedy-Wilson’s performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sales proceeds of the property. Based upon Kennedy-Wilson’s evaluation of guarantees under Estimated Fair Value of Guarantees ASC Subtopic 460-10, the estimated fair value of guarantees made as of September 30, 2011 and December 31, 2010 is immaterial.

NOTE 7—INVESTMENT IN LOAN POOL PARTICIPATION
In August 2011, Kennedy-Wilson, in partnership with a bank, acquired a loan portfolio with deteriorated credit quality totaling $43.7 million in unpaid principal balance. The loan portfolio is comprised of nine nonperforming loans secured by eight retail properties located in Southern California. The amount contractually due under the terms of the notes as of September 30, 2011 is $43.7 million.
In 2010, Kennedy-Wilson, in partnership with a bank, acquired two loan portfolios with deteriorated credit quality. The loan portfolios, which were acquired from a regional bank, are comprised of loans secured by residential, hotel, retail, office, land, multifamily and other assets predominantly located in Southern California. The amount contractually due under the terms of the notes as of September 30, 2011 is $228.7 million.
Contractual payments of principal and interest of $0.8 million are due monthly from the loan pool participations. As of September 30, 2011, Kennedy-Wilson expects to accrete $18.2 million, including $2.1 million of noncontrolling interest, in interest income from loan pool participations over the total estimated collection period. During the three and nine months ended September 30, 2011, Kennedy-Wilson recognized $0.8 million, including an immaterial amount in noncontrolling interests, and $4.7 million, including $0.5 million in noncontrolling interest, respectively, of interest income from loan pool participations in the accompanying consolidated statement of operations and comprehensive (loss) income. During the three and nine months ended September 30, 2010, Kennedy-Wilson recognized $3.2 million, including $0.5 million in noncontrolling interests, and $6.3 million, including $1.0 million in noncontrolling interest, respectively, of interest income from loan pool participations in the accompanying

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

consolidated statement of operations and comprehensive (loss) income. From acquisition through September 30, 2011, Kennedy-Wilson has accreted $14.0 million, including $1.9 million of noncontrolling interests, of interest on notes receivable included in the accompanying consolidated balance sheet.

NOTE 8—MARKETABLE SECURITIES
On August 2, 2011, a subsidiary of Kennedy-Wilson completed the purchase of 53.7 million units of ordinary stock, including 4.7 million noncontrolling interest units, of the Bank of Ireland for a purchase price of $7.7 million, including noncontrolling interest of approximately $0.7 million, with a commitment, subject to receipt of regulatory and other approvals, to purchase up to an additional 180.2 million units of ordinary stock of the Bank of Ireland at a fixed price of €0.10. Kennedy-Wilson classifies its marketable securities which consist of common equity as available-for-sale and records them at fair value with any unrealized gains or losses reported as a component of other comprehensive income. The fair value was determined based on quoted prices in active markets.
At September 30, 2011, Kennedy Wilson's marketable securities had a cost basis of $7.7 million and a fair value of $5.6 million. The difference included unrealized losses of $2.1 million which has been accounted for within other comprehensive income in the accompanying consolidated statement of equity.
Kennedy-Wilson accounts for its commitment to purchase the additional 180.2 million units of the Bank of Ireland ordinary stock as available for sale securities consistent with ASC Subtopic 320-10, Investments - Debt and Equity Securities. As of September 30, 2011, the Company recorded a liability and an unrealized loss associated with the committed shares of $5.6 million, which are included in accrued expenses and other liabilities in the accompanying consolidated balance sheet and within other comprehensive income in the accompanying consolidated statement of equity.
The Company has evaluated the unrealized losses as of September 30, 2011 and has concluded that the unrealized losses are temporary in nature. The factors considered included current quoted prices in the active market and the severity and duration of the loss.

NOTE 9—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
FAIR VALUE MEASUREMENTS—The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of September 30, 2011:

	Level 1	Level 2	Level 3	Total
Marketable securities	$5,658,000	$—	$—	$5,658,000
Investment in joint ventures	—	—	45,127,000	45,127,000
	$5,658,000	$—	$45,127,000	$50,785,000
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Marketable securities	$33,000	$—	$—	$33,000
Investment in joint ventures	—	—	34,654,000	34,654,000
	$33,000	$—	$34,654,000	$34,687,000

Kennedy-Wilson's investment in the ordinary stock units of the Bank of Ireland are classified as available-for-sale and are stated at fair value based upon observed market prices (Level 1 in the fair value hierarchy). Unrealized holding losses on these securities are included in accumulated other comprehensive income.
The following table presents changes in Level 3 investments for the three and nine months ended September 30, 2011 and 2010, respectively:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Beginning balance	$44,388,000	$20,257,000	$34,654,000	$19,590,000
Unrealized and realized gains	—	(39,000)	3,377,000	775,000
Unrealized and realized losses	—	—	(2,275,000)	—
Purchases	858,000	5,028,000	10,140,000	5,079,000
Sales	(119,000)	(1,568,000)	(769,000)	(1,766,000)
Ending balance	$45,127,000	$23,678,000	$45,127,000	$23,678,000
The change in unrealized and realized gains and losses are included in equity in joint venture (loss) income in the accompanying statements of operations and comprehensive (loss) income.
The change in unrealized gains and losses on Level 3 investments during the three and nine months ended September 30, 2011 for investments still held as of September 30, 2011 was a gain of $0.1 million and $0.2 million respectively.
Kennedy-Wilson records its investment in KW Property Fund III, L.P., Kennedy Wilson Real Estate Fund IV, L.P., and SG KW Venture I, LLC (the "Funds") based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. The Funds report their investments at fair value based on valuations of the underlying real estate and real estate related assets and their related indebtedness secured by real estate. The valuations of real estate, real estate related assets, and indebtedness are based on management estimates of the assets and liabilities using a combination of the income and market approach. There was no material change in the fair value of these investments for the three months ended September 30, 2011. During the nine months ended September 30, 2011, Kennedy-Wilson recorded a decrease in fair value of $0.9 million in equity in joint venture income in the consolidated statements of operations and comprehensive (loss) income. During the three months ended September 30, 2010, there was no material change in the fair value of these investments. During the nine months ended September 30, 2010, Kennedy-Wilson recorded an increase in fair value of $0.8 million in equity in joint venture income in the consolidated statements of operations and comprehensive (loss) income. Kennedy-Wilson’s investment balance in the Funds was $22.0 million and $20.5 million at September 30, 2011 and December 31, 2010, respectively, which are included in investments in joint ventures in the accompanying consolidated balance sheets. As of September 30, 2011 and December 31, 2010, Kennedy-Wilson has unfunded capital commitments to the Funds in the amounts of $11.5 million and $9.2 million, respectively.
FAIR VALUE OPTION—Additionally, Kennedy-Wilson elected the fair value option for two investments in joint venture entities that were acquired during 2008. Kennedy-Wilson elected to record these investments at fair value to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. In May 2011, Kennedy-Wilson purchased an additional 24% (increasing its interest from 24% to 48%) interest in one of its fair value option investments for $7.0 million from a related party fund. Since this amount was less than the fair value of this interest at the time of purchase, this transaction resulted in Kennedy-Wilson recording an increase in fair value of $3.4 million in equity in joint venture income in the consolidated statements of operations and comprehensive (loss) income for the nine months ended September 30, 2011. There was no material change in the fair value of these investments during the three months ended September 30, 2011. During the nine months ended September 30, 2011, Kennedy-Wilson recorded an increase in fair value of $2.0 million in equity in joint venture income in the consolidated statements of operations and comprehensive (loss) income. There was no material change in fair value of these investments during three and nine months ended September 30, 2010, respectively. Kennedy-Wilson determines the fair value of these investments based upon the income approach, utilizing estimates of future cash flows, discount rates and liquidity risks. As of September 30, 2011 and December 31, 2010, these two investments had fair values of $23.1 million and $14.1 million, respectively.
In estimating fair value of real estate held by the Funds and two fair value option investments, Kennedy-Wilson considers significant inputs such as capitalization and discount rates. The table below describes the range of inputs for real estate assets:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
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
FAIR VALUE OF FINANCIAL INSTRUMENTS—The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities, accrued salaries and benefits, deferred and accrued income taxes approximate fair value due to their short-term maturities. The carrying value of notes receivable (excluding related party notes receivable as they are presumed not to be an arm’s length transaction) approximates fair value as notes receivable are negotiated based upon the fair value of loans with similar characteristics. Mortgage loans and senior notes approximate fair value as the terms are comparable to the terms currently being offered to Kennedy-Wilson.

NOTE 10—SENIOR NOTES
In April 2011, Kennedy-Wilson, Inc., a wholly-owned subsidiary of Kennedy-Wilson, issued $200 million in aggregate principal amount of its 8.750% senior notes due April 1, 2019 with an effective yield of 8.875% and an additional $50 million in aggregate principal amount of its 8.750% senior notes due April 1, 2019 with an effective yield of 8.486%. Interest on the notes is payable on April 1 and October 1 of each year. If the Notes are redeemed prior to April 1, 2017 a premium must be paid on the redeemed amount. The terms of the notes are governed by an indenture by and among the Issuer, Kennedy-Wilson, as parent guarantor, certain subsidiaries of the Issuer, as subsidiary guarantors and Wilmington Trust FSB, as trustee.
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

NOTE 11—LINE OF CREDIT
During the nine months ended September 30, 2011, Kennedy-Wilson borrowed an additional $19.0 million on its line of credit and repaid $46.8 million on its line of credit bringing the outstanding balance at September 30, 2011 to zero.
The unsecured credit facility requires Kennedy-Wilson to maintain (i) a minimum rent adjusted fixed charge coverage ratio (as defined in the unsecured credit facility) of not less than 1.75 to 1.00, measured on a four quarter rolling average basis and (ii) a maximum balance sheet leverage (as defined in the unsecured credit facility) of not greater than 1.50 to 1.00, measured at the end of each calendar quarter. As of the most recent quarter end, Kennedy-Wilson's adjusted fixed charge coverage ratio was 2.34 to 1.00 and its maximum balance sheet leverage was 0.92 to 1.00.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

NOTE 12—NOTES PAYABLE AND JUNIOR SUBORDINATED DEBENTURES
During the nine months ended September 30, 2011, Kennedy-Wilson repaid in full the outstanding balance on it notes payable which were incurred primarily in connection with the acquisition of joint venture investments.
The junior subordinated debentures require Kennedy-Wilson to maintain (i) a fixed charge coverage ratio (as defined in the indenture governing our junior subordinated debentures) of not less than 1.75 to 1.00, measured on a four quarter rolling basis, and (ii) a ratio of total debt to net worth (as defined in the indenture governing the junior subordinated debentures) of not greater than 3.00 to 1.00 at any time. As of the most recent quarter end, Kennedy-Wilson's fixed charge coverage ratio was 3.59 to 1.00 and its ratio of total debt to net worth was 0.97 to 1.00.

NOTE 13—MORTGAGE LOANS PAYABLE
In March 2011, Kennedy-Wilson entered into a mortgage loan payable for $5.0 million secured by its 2,700-acre ranch in Hawaii. The note bears interest at the First Hawaiian Bank Prime Rate plus 2.50%, is interest only, and matures in April 2014. The loan was repaid in full in April 2011.
In April 2011, Kennedy-Wilson paid off a $2.8 million mortgage loan secured by an office building in Japan. The retired debt had a variable interest rate of the long-term prime lending rate plus 3.50%.
In April 2011, Kennedy-Wilson paid down $5.4 million on its mortgage loan related to its pool of loans or notes receivable.
In June 2011, as a result of the acquisition of the 100% interest in the office portfolio in Oakland, California, Kennedy-Wilson assumed a mortgage loan with an unpaid principal balance of $22.6 million at a fair value of $17.0 million. Subsequent to the acquisition, the loan was repaid in full through a $12.0 million refinancing and additional funding from Kennedy-Wilson. As of September 30, 2011, the mortgage loan had a carrying value of $12.0 million, bears interest at a fixed rate of 6.75%, is interest only, matures in June 2016, and is secured by the office portfolio.

NOTE 14—RELATED PARTY TRANSACTIONS
In addition to the related party transactions discussed above in Note 3 and 4 and below in note 15, Kennedy-Wilson engaged in the following related party transactions during the three and nine months ended September 30, 2011:
In May 2011, Kennedy-Wilson purchased an additional 24% (increasing its interest from 24% to 48%) interest in a condominium project in Northern California for $7.0 million from a related party fund.
During the nine months ended September 30, 2011, a noncontrolling entity comprised of Kennedy-Wilson executives co-invested $1.7 million with Kennedy-Wilson for the acquisition of new joint venture investments.
During the nine months ended September 30, 2011, a noncontrolling entity comprised of Kennedy-Wilson executives co-invested $0.7 million with Kennedy-Wilson to invest in the ordinary stock of the Bank of Ireland.
During the three and nine months ended September 30, 2011, the firm of Kulik, Gottesman & Mouton Ltd. was paid $27,000 and $203,000, respectively, for legal services provided by the firm and $7,000 and $24,000, respectively, for director’s fees for Kent Mouton, a partner in the firm and a member of Kennedy-Wilson’s board of directors. During the three and nine months ended September 30, 2010, Kulik, Gottesman & Mouton Ltd. was paid $58,000 and $178,000, respectively, for legal services provided by the firm and $9,000 and $36,000, respectively, for director’s fees for Kent Mouton.
During the three and nine months ended September 30, 2011, the firm of Solomon, Winnett & Rosenfield was paid $52,000 and $144,000, respectively, for income tax services provided by the firm. Jerry Solomon, a partner in the firm and a member of Kennedy-Wilson’s board of directors, was paid $7,000 and $24,000, respectively, for director’s fees for the same period. During the three and nine months ended September 30, 2010, Solomon, Winnett & Rosenfield was paid $62,000 and $147,000, respectively, for income tax services provided by the firm. Jerry Solomon was paid $9,000 and $33,000, respectively, for director’s fees for the same periods.

NOTE 15—EARNINGS PER SHARE

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

For the three and nine months ended September 30, 2011, a total of 20,826,402 and 21,571,852 potentially dilutive securities have not been included in the diluted weighted average shares as Kennedy-Wilson has a net loss attributable to common shareholders.
The impact of 19,868,582 shares underlying the warrants and convertible preferred stock has been excluded from diluted weighted average shares for the three months ended September 30, 2010 as it is antidilutive. For the nine months ended September 30, 2010, the impact of 24,104,453 shares underlying the warrants, convertible debt and convertible preferred stock has been excluded from diluted weighted average shares as it is antidilutive.

NOTE 16—CAPITAL STOCK
On June 30, 2011, Kennedy-Wilson issued 4,400,000 shares of the its common stock to an institutional investor for $10.70 per share when the market value was $12.20. In addition, as a result of its contractual rights, the preferred shareholder also acquired 400,000 shares for $10.70 per share, representing a $0.6 million discount. Because the discount was the result of the preferred shareholder's contractual rights, it is reflected as additional preferred dividend in the accompanying consolidated statements of operations and comprehensive (loss) income.
In April 2010, the Board of Directors authorized a warrant repurchase program enabling Kennedy-Wilson to repurchase up to 12.5 million of its outstanding warrants. During the nine months ended September 30, 2011, Kennedy-Wilson repurchased a total of 1.4 million of its outstanding warrants for total consideration of $2.4 million.

NOTE 17—SEGMENT INFORMATION
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

Substantially all of the revenue—related party was generated via inter-segment activity for the three and nine months ended September 30, 2011 and 2010. Generally, this revenue consists of fees earned on investments in which Kennedy-Wilson also has an ownership interest. The amounts representing investments with related parties and non-affiliates are included in the investment segment. No single third party client accounted for 10% or more of Kennedy-Wilson's revenue during any period presented in these financial statements.
There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss since the December 31, 2010 financial statements.
The following tables summarize Kennedy-Wilson’s income activity by segment for the three and nine months ended September 30, 2011 and 2010 and balance sheet data as of September 30, 2011 and December 31, 2010:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Services
Management fees and commissions	$6,191,000	$4,273,000	$14,499,000	$10,866,000
Management fees and commissions - related party	4,919,000	5,863,000	11,738,000	13,908,000
Total revenue	11,110,000	10,136,000	26,237,000	24,774,000
Operating expenses	7,950,000	7,145,000	19,743,000	18,423,000
Depreciation and amortization	33,000	332,000	98,000	373,000
Total operating expenses	7,983,000	7,477,000	19,841,000	18,796,000
Total operating income	3,127,000	2,659,000	6,396,000	5,978,000
Income before provision for income taxes	$3,127,000	$2,659,000	$6,396,000	$5,978,000
Total assets			$44,540,000	$38,780,000
Investments
Sale of real estate	$—	$—	$417,000	$3,937,000
Rental and other revenue	1,666,000	1,637,000	3,359,000	2,934,000
Total revenue	1,666,000	1,637,000	3,776,000	6,871,000
Operating expenses	4,548,000	8,005,000	13,134,000	16,402,000
Depreciation and amortization	830,000	243,000	1,569,000	708,000
Total operating expenses	5,378,000	8,248,000	14,703,000	17,110,000
Equity in joint venture income	(646,000)	5,191,000	7,229,000	5,162,000
Income from loan pool participations and notes receivable	1,048,000	4,209,000	5,835,000	7,950,000
Total operating income (loss)	(3,310,000)	2,789,000	2,137,000	2,873,000
Remeasurement gain	—	—	6,348,000	2,108,000
Gain on early extinguishment of debt	—	—	—	16,670,000
Interest expense	(73,000)	(283,000)	(225,000)	(528,000)
(Loss) income before provision for income taxes	$(3,383,000)	$2,506,000	$8,260,000	$21,123,000
Total assets			$525,712,000	$400,519,000
Corporate
Operating expenses	$2,140,000	$1,881,000	$6,528,000	$9,005,000
Depreciation and amortization	68,000	41,000	161,000	116,000
Total operating expenses	2,208,000	1,922,000	6,689,000	9,121,000
Total operating loss	(2,208,000)	(1,922,000)	(6,689,000)	(9,121,000)
Interest income	74,000	53,000	264,000	168,000
Interest income - related party	561,000	91,000	970,000	477,000
Loss on early extinguishment of corporate debt	—	(4,788,000)	—	(4,788,000)
Interest expense	(6,044,000)	(1,915,000)	(13,649,000)	(5,964,000)
Loss before provision for income taxes	(7,617,000)	(8,481,000)	(19,104,000)	(19,228,000)
Benefit from (provision) for income taxes	2,997,000	(383,000)	2,162,000	(4,335,000)
Net loss	$(4,620,000)	$(8,864,000)	$(16,942,000)	$(23,563,000)
Total assets			$169,757,000	$48,549,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Consolidated
Management fees and commissions	$6,191,000	$4,273,000	$14,499,000	$10,866,000
Management fees and commissions - related party	4,919,000	5,863,000	11,738,000	13,908,000
Sale of real estate	—	—	417,000	3,937,000
Rental and other revenue	1,666,000	1,637,000	3,359,000	2,934,000
Total revenue	12,776,000	11,773,000	30,013,000	31,645,000
Operating expenses	14,638,000	17,031,000	39,405,000	43,830,000
Depreciation and amortization	931,000	616,000	1,828,000	1,197,000
Total operating expenses	15,569,000	17,647,000	41,233,000	45,027,000
Equity in joint venture income	(646,000)	5,191,000	7,229,000	5,162,000
Income from loan pool participations and notes receivable	1,048,000	4,209,000	5,835,000	7,950,000
Total operating income (loss)	(2,391,000)	3,526,000	1,844,000	(270,000)
Interest income	74,000	53,000	264,000	168,000
Interest income - related party	561,000	91,000	970,000	477,000
Remeasurement gain	—	—	6,348,000	2,108,000
Gain on early extinguishment of debt	—	—	—	16,670,000
Loss on early extinguishment of debt	—	(4,788,000)	—	(4,788,000)
Interest expense	(6,117,000)	(2,198,000)	(13,874,000)	(6,492,000)
(Loss) income before provision for income taxes	(7,873,000)	(3,316,000)	(4,448,000)	7,873,000
Benefit from (provision) for income taxes	2,997,000	(383,000)	2,162,000	(4,335,000)
Net (loss) income	$(4,876,000)	$(3,699,000)	$(2,286,000)	$3,538,000
Total assets			$740,009,000	$487,848,000

NOTE 18—INCOME TAXES
In determining quarterly provisions for income taxes, Kennedy-Wilson uses an effective tax rate based on actual year-to-date income and statutory tax rates. The effective tax rate also reflects Kennedy-Wilson's assessment of the ultimate outcome of tax audits.
Kennedy Wilson's effective tax rates for the three month periods ended September 30, 2011 and 2010 were 38.1% and 11.4%, respectively. Kennedy-Wilson's effective tax rates for the nine months ended September 30, 2011 and 2010 were 48.6% and 55.1%, respectively. The fluctuations between periods in the Company's effective tax rate are mainly due to varying levels of income and amounts attributable to non-controlling interests. Permanent items that impact the Company's effective rates as compared to the U.S. federal statutory rate of 34% were not materially different in amounts for all periods. The difference between the U.S. federal statutory rate of 34% and the Company's effective tax rate are state taxes and income attributable to non-controlling interests.

NOTE 19—SUBSEQUENT EVENTS
In August 2011, Kennedy-Wilson, along with its institutional partners, agreed to acquire a portfolio consisting of 27 performing loans with an unpaid principal balance (“UPB”) of approximately $2.3 billion ($1.8 billion purchase price) secured by real estate located in the United Kingdom. The parties closed the first of two tranches in the transaction on October 21, 2011 for $1.4 billion in equity. The closing of the second tranche of loans is expected to occur on or around November 29, 2011 for $400 million. The 27 loans are secured by more than 170 properties comprising the following product types: 38% office, 25% multifamily, 25% retail, 9% industrial, 2% hotel and 1% land. 60% of the UPB is located in London, England. The loans have a 26-month weighted average maturity and a 5.5% weighted average current interest yield (based on purchase price). Kennedy-Wilson has a 50% ownership interest (representing an investment by Kennedy-Wilson of $47.8 million) in a joint venture that contributed $351.6

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

million, which was partially funded with a $256.0 million loan that is non-recourse to Kennedy-Wilson currently bearing interest at a rate of 6% and secured by the joint venture's interest, for a 25.0% ownership interest in the first tranche. Additionally, Kennedy-Wilson contributed $67.6 million for a 4.8% direct ownership interest in the first tranche. The aforementioned joint venture, in which Kennedy-Wilson owns a 50% interest, is expected to take a 25% interest in the closing of the second tranche. Kennedy-Wilson charged a 1% acquisition fee (based on purchase price) on the transaction and expects to earn approximately $6 million in asset management fees over the 3-year estimated holding period. Additionally, Kennedy-Wilson is entitled to promoted interests above certain return thresholds with respect to its investment in the aforementioned joint venture. If these promoted interest are attained, they will allow the Company to earn a larger share of the profits than it would otherwise attain solely through its ownership interest in the joint venture.
On October 6, 2011, a subsidiary of Kennedy-Wilson purchased the remaining commitment of 180.2 million units of ordinary stock, including 15.8 million noncontrolling interest units, of the Bank of Ireland for a purchase price of approximately $24.5 million, including noncontrolling interests of approximately $2.2 million. Kennedy-Wilson earned a $6.4 million transaction fee in connection with their and other parties' purchase of the ordinary stock.
In connection with the transactions above, Kennedy-Wilson borrowed $55 million on its line of credit subsequent to September 30, 2011.

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

Overview
Founded in 1977, we are an international real estate investment and services firm. We have grown from a real estate auction business into a vertically-integrated real estate operating company with approximately 300 professionals in 23 offices throughout the U.S., Europe and Japan. Based on management's estimate of fair value as of September 30, 2011, we have approximately $10 billion of real estate and real estate related assets under our management ("AUM"), totaling over 50 million square feet of properties throughout the U.S., Europe and Japan. This includes ownership in 12,738 multifamily apartment units, of which 204 units are owned by our consolidated subsidiaries and 12,534 are held in joint ventures.
AUM generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, and investments in joint ventures. Our AUM is intended principally to reflect the extent of our presence in the real estate market, not the basis for determining our management fees. Our material assets under management consist of the total estimated fair market value of the real estate properties and other assets either wholly-owned or held by joint ventures and other entities in which our sponsored funds or investment vehicles and client accounts have invested. Committed (but unfunded) capital from investors in our sponsored funds is not included in this component of our AUM. The estimated value of development properties is included at estimated completion cost.
Our operations are defined by two core business units: KW Investments and KW Services. KW Investments invests our capital and our equity partners capital in multifamily, residential and office properties as well as loans secured by real estate. KW
Services provides a full array of real estate-related services to investors and lenders, with a strong focus on financial institution based clients.

The following table describes our investment account (Kennedy-Wilson's equity in real estate, marketable securities, and loan investments), which includes the following financial statement captions and is derived from our consolidated balance sheet as of September 30, 2011 and December 31, 2010:

Dollars in millions	September 30, 2011	December 31, 2010
Investment in joint ventures	$345.0	$266.9
Real estate	113.6	82.7
Mortgage debt	(38.2)	(35.2)
Notes receivable	39.2	24.1
Loan pool participations	31.6	25.2
Marketable securities	5.7	—
	$496.9	$363.7
The following table breaks down our investment account information derived from our consolidated balance sheet by investment type and geographic location as of September 30, 2011:

	Dollars in millions
	Multifamily	Loans Secured by Real Estate	Residential (1)	Office	Other	Total
California	$101.0	$96.9	$1.5	$47.9	$—	$247.3
Japan	117.9	—	—	9.5	—	127.4
Hawaii	—	10.9	63.2	—	—	74.1
Washington	26.9	3.9	1.8	1.5	—	34.1
Europe	—	—	—	—	5.6	5.6
Other	3.2	0.5	0.2	0.4	4.1	8.4
Total	$249.0	$112.2	$66.7	$59.3	$9.7	$496.9
The following table breaks down our investment account information derived from our consolidated balance sheet by investment type and geographic location as of December 31, 2010:

	Dollars in millions
	Multifamily	Loans Secured by Real Estate	Residential (1)	Office	Other	Total
California	$67.4	$63.7	$3.8	$18.3	$—	$153.2
Japan	108.3	—	—	6.1	—	114.4
Hawaii	—	10.7	46.9	—	—	57.6
Washington	21.0	2.9	2.3	1.5	—	27.7
Other	2.7	4.9	0.3	0.8	2.1	10.8
Total	$199.4	$82.2	$53.3	$26.7	$2.1	$363.7
—————
(1)    Includes for-sale residential properties, condominiums and residential land.
Kennedy-Wilson's Recent Highlights
Investments

•
Kennedy-Wilson's investment account (the Company's equity in real estate, loan investments, and marketable securities) increased by $133.2 million, or 36.6%, to $496.9 million as of September 30, 2011 from $363.7 million as of December 31, 2010. Subsequent to September 30, 2011, the Company increased its investment account to approximately $644.6 million, primarily as a result of its participation in the acquisition of the loan portfolio in the United Kingdom, its purchase of 180.2 million units of ordinary stock of Bank of Ireland and the acquisition of four office buildings in Los Angeles.

•
During the nine months ended September 30, 2011, the Company, through consolidated and joint venture investments, closed or is under contract to close, approximately $3.1 billion of real estate acquisitions. The Company's acquisitions (together with its institutional partners) and deals under contract since 2010 total approximately $5.1 billion.

Services

•
The estimated value of the Company's AUM increased from approximately $7 billion at December 31, 2010 to approximately $10 billion at September 30, 2011. Subsequent to September 30, 2011, the estimated value of the Company's AUM increased to approximately $12 billion, primarily as a result of its participation in the acquisition of the loan portfolio in the United Kingdom.

•	Kennedy-Wilson auctioned and conventionally sold approximately $200 million of properties in CA, OR, WA, FL, TX, SC, UT, and NC from January 1, 2011 through September 30, 2011.
Europe

•
In June 2011, Kennedy-Wilson Europe was established with offices in Dublin, Ireland and London, England, also securing a contract to manage AUM with an estimated value of approximately $2.3 billion constituting real estate primarily located in Western Europe.

•	During the three months ended September 2011, Kennedy-Wilson was involved in the investment by several parties of $1.5 billion in equity in the Bank of Ireland. The transaction closed in two tranches. The first tranche closed in July 2011 and the Company earned a $1.9 million transaction fee at the closing. The second tranche closed in October 2011 and the Company earned a $6.4 million transaction fee at the closing.

•
In August 2011, Kennedy-Wilson, along with its institutional partners, agreed to acquire a portfolio consisting of 27 performing loans with an unpaid principal balance (“UPB”) of approximately $2.3 billion ($1.8 billion purchase price) secured by real estate located in the United Kingdom. The parties closed the first of two tranches in the transaction on October 21, 2011 for $1.4 billion in equity. The closing of the second tranche of loans is expected to occur on or around November 29, 2011 for $400 million. The 27 loans are secured by more than 170 properties comprising the following product types: 38% office, 25% multifamily, 25% retail, 9% industrial, 2% hotel and 1% land. 60% of the UPB is located in London, England. The loans have a 26-month weighted average maturity and a 5.5% weighted average current interest yield (based on purchase price). Kennedy-Wilson has a 50% ownership interest (representing an investment by Kennedy-Wilson of $47.8 million) in a joint venture that contributed $351.6 million, which was partially funded with a $256.0 million loan that is recourse to the joint venture currently bearing interest at a rate of 6% and secured by the joint venture's interest, for a 25.0% ownership interest in the first tranche. Additionally, Kennedy-Wilson contributed $67.6 million for a 4.8% direct ownership interest in the first tranche. The aforementioned joint venture, in which Kennedy-Wilson owns a 50% interest, is expected to take a 25% interest in the closing of the second tranche. Kennedy-Wilson charged a 1% acquisition fee (based on purchase price) on the transaction and expects to earn approximately $6 million in asset management fees over the 3-year estimated holding period. Additionally, Kennedy-Wilson is entitled to promoted interests above certain return thresholds with respect to its investment in the aforementioned joint venture. If these promoted interests are attained, they will allow the Company to earn a larger share of the profits than it would otherwise attain solely through its ownership interest in the joint venture.

Debt Financing and Capital Markets

•	Since January 2010, the Company has raised approximately $4.5 billion of debt and equity corporate capital and joint venture capital to pursue its investment program.

•	In April 2011, the Company completed the sale and issuance of $250 million in aggregate principal amount of senior notes.

•
During the nine months ended September 30, 2011, the Company, through consolidated and joint venture investments, completed $473 million of property level financings in the United States and Japan at a weighted average interest rate of 3.26%.

•	In June 2011, the Company issued 4.8 million shares of common stock to institutional investors for gross proceeds of $51.4 million.
Multifamily Platform

•
Kennedy-Wilson's current multifamily platform consists of 12,738 units within 77 apartment communities. The Company owns 204 units through a consolidated subsidiary and has equity investments in joint ventures that own 12,534 units. The units are located in California (53%), the Pacific Northwest (28%), and Japan (19%).

•
The Company's multifamily portfolio is 95% occupied and, on a trailing 12-month basis, produced an annualized net operating income of $122 million (annualized for communities purchased in 2011 and assuming stabilization for one community in lease-up). The current debt associated with these properties is approximately $1.4 billion, and Kennedy-Wilson's aggregate equity investment in the portfolio is approximately 31% of the total equity invested in the portfolio. In many cases, in addition to its ownership percentage, the Company has a promoted interest in the profits of these investments. Management believes that the Company's multifamily investments are generally in supply constrained markets that will experience rent growth over the next several years.

•	From time to time, depending on market conditions and pricing, Kennedy-Wilson plans to sell certain multifamily properties. Currently, the Company is marketing five multifamily properties for sale.
Results of Operations
The following table sets forth items derived from our consolidated statement of operations for the three and nine months periods ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
Management and leasing fees	$7,851,000	$6,129,000	$17,808,000	$16,102,000
Commissions	3,259,000	4,007,000	8,429,000	8,672,000
Sale of real estate	—	—	417,000	3,937,000
Rental and other income	1,666,000	1,637,000	3,359,000	2,934,000
Total revenue	12,776,000	11,773,000	30,013,000	31,645,000
Operating expenses
Commission and marketing expenses	1,641,000	263,000	3,015,000	2,032,000
Compensation and related expenses	8,473,000	12,414,000	24,562,000	29,400,000
Cost of real estate sold	—	—	397,000	2,714,000
General and administrative	3,329,000	3,457,000	9,183,000	8,263,000
Depreciation and amortization	931,000	616,000	1,828,000	1,197,000
Rental operating expenses	1,195,000	897,000	2,248,000	1,421,000
Total operating expenses	15,569,000	17,647,000	41,233,000	45,027,000
Equity in joint venture (loss) income	(646,000)	5,191,000	7,229,000	5,162,000
Interest income from loan pool participations and notes receivable	1,048,000	4,209,000	5,835,000	7,950,000
Operating (loss) income	(2,391,000)	3,526,000	1,844,000	(270,000)
Non-operating income (expense)
Interest income	74,000	53,000	264,000	168,000
Interest income — related party	561,000	91,000	970,000	477,000
Remeasurement gain	—	—	6,348,000	2,108,000
Gain on extinguishment of debt	—	—	—	16,670,000
Loss on extinguishment of debt	—	(4,788,000)	—	(4,788,000)
Interest expense	(6,117,000)	(2,198,000)	(13,874,000)	(6,492,000)
(Loss) income before benefit from (provision for) income taxes	(7,873,000)	(3,316,000)	(4,448,000)	7,873,000
Benefit from (provision for) income taxes	2,997,000	(383,000)	2,162,000	(4,335,000)
Net (loss) income	(4,876,000)	(3,699,000)	(2,286,000)	3,538,000
Net loss (income) attributable to the noncontrolling interests	42,000	(1,215,000)	(1,295,000)	(2,374,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc.	(4,834,000)	(4,914,000)	(3,581,000)	1,164,000
Preferred dividends and accretion of preferred stock issuance costs	(2,036,000)	(1,804,000)	(6,708,000)	(2,524,000)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(6,870,000)	$(6,718,000)	$(10,289,000)	$(1,360,000)
EBITDA (1)	$7,696,000	$11,507,000	$37,793,000	$35,934,000
Adjusted EBITDA (2)	$8,992,000	$13,562,000	$41,554,000	$44,135,000
—————
(1)    EBITDA represents net income (loss) before interest expense, our share of interest expense included in income from investments in joint ventures and loan pool participations, depreciation and amortization, our share of depreciation and amortization included in income from investments in joint ventures, loss on early extinguishment of corporate debt and income taxes. We do not adjust EBITDA for gains or losses on the extinguishment of mortgage debt as we are in the business of purchasing discounted notes secured by real estate and, in connection with these note purchases, we may resolve these loans through discounted payoffs with the borrowers. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net earnings as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Our presentation of EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. EBITDA is not calculated under GAAP and should not be considered in isolation or as a substitute for net income, cash flows or other financial data prepared in accordance with GAAP or as a measure of our overall profitability or liquidity.  Our management believes EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations.
(2)    Adjusted EBITDA represents EBITDA, as defined above, adjusted to exclude merger related expenses and stock based compensation expense.  Our management uses Adjusted EBITDA to analyze our business because it adjusts EBITDA for items we believe do not have an accurate reflection of the nature of our business going forward. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations.

We use certain non-GAAP measures to analyze our business including EBITDA(1) and Adjusted EBITDA(2) , which are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net (loss) income	$(4,876,000)	$(3,699,000)	$(2,286,000)	$3,538,000
Add back:
Interest expense	6,117,000	2,198,000	13,874,000	6,492,000
Kennedy-Wilson's share of interest expense included in investment in joint ventures and loan pool participations	4,672,000	4,172,000	14,981,000	8,381,000
Depreciation and amortization	931,000	616,000	1,828,000	1,197,000
Kennedy-Wilson's share of depreciation and amortization included in investment in joint ventures	3,849,000	3,049,000	11,558,000	7,203,000
Loss on early extinguishment of debt	—	4,788,000	—	4,788,000
Income taxes	(2,997,000)	383,000	(2,162,000)	4,335,000
EBITDA (1)	7,696,000	11,507,000	37,793,000	35,934,000
Add back:
Merger-related compensation expense	—	—	—	2,225,000
Stock-based compensation	1,296,000	2,055,000	3,761,000	5,976,000
Adjusted EBITDA (2)	$8,992,000	$13,562,000	$41,554,000	$44,135,000
—————
(1)  (2)  See definitions in previous discussion.

The following summarizes revenue, operating expenses, non-operating expenses, operating income (loss) and net income (loss) and calculates EBITDA(1) and Adjusted EBITDA(2) by our services, investments, and corporate operating segments for the three and nine months ended September 30, 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Services
Revenue	$11,110,000	$10,136,000	$26,237,000	$24,774,000
Operating expenses	7,983,000	7,477,000	19,841,000	18,796,000
Operating income	3,127,000	2,659,000	6,396,000	5,978,000
Net income	3,127,000	2,659,000	6,396,000	5,978,000
Add back:
Depreciation and amortization	33,000	332,000	98,000	373,000
EBITDA and Adjusted EBTIDA (1) (2)	$3,160,000	$2,991,000	$6,494,000	$6,351,000
Investments
Revenue	$1,666,000	$1,637,000	$3,776,000	$6,871,000
Operating expenses	5,378,000	8,248,000	14,703,000	17,110,000
Equity in income of joint ventures	(646,000)	5,191,000	7,229,000	5,162,000
Income from loan pool participations and notes receivable	1,048,000	4,209,000	5,835,000	7,950,000
Operating (loss) income	(3,310,000)	2,789,000	2,137,000	2,873,000
Remeasurement gain	—	—	6,348,000	2,108,000
Gain on extinguishment of debt	—	—	—	16,670,000
Interest expense	(73,000)	(283,000)	(225,000)	(528,000)
Net (loss) income	(3,383,000)	2,506,000	8,260,000	21,123,000
Add back:
Interest expense	73,000	283,000	225,000	528,000
Kennedy-Wilson's share of interest expense included in investment in joint ventures and loan pool participation	4,672,000	4,172,000	14,981,000	8,381,000
Depreciation and amortization	830,000	243,000	1,569,000	708,000
Kennedy-Wilson's share of depreciation and amortization included in investment in joint ventures	3,849,000	3,049,000	11,558,000	7,203,000
EBITDA and Adjusted EBTIDA (1) (2)	$6,041,000	$10,253,000	$36,593,000	$37,943,000
Corporate:
Operating expenses	$2,208,000	$1,922,000	$6,689,000	$9,121,000
Operating loss	(2,208,000)	(1,922,000)	(6,689,000)	(9,121,000)
Interest income	74,000	53,000	264,000	168,000
Interest income - related party	561,000	91,000	970,000	477,000
Interest expense	(6,044,000)	(1,915,000)	(13,649,000)	(5,964,000)
Loss on early extinguishment of debt	—	(4,788,000)	—	(4,788,000)
Provision for income taxes	2,997,000	(383,000)	2,162,000	(4,335,000)
Net loss	(4,620,000)	(8,864,000)	(16,942,000)	(23,563,000)
Add back:
Interest expense	6,044,000	1,915,000	13,649,000	5,964,000
Depreciation and amortization	68,000	41,000	161,000	116,000
Loss on early extinguishment of debt	—	4,788,000	—	4,788,000
Provision for income taxes	(2,997,000)	383,000	(2,162,000)	4,335,000
EBITDA (1)	(1,505,000)	(1,737,000)	(5,294,000)	(8,360,000)
Add back:
Merger related compensation and related expenses	—	—	—	2,225,000
Stock based compensation	1,296,000	2,055,000	3,761,000	5,976,000
Adjusted EBITDA (2)	$(209,000)	$318,000	$(1,533,000)	$(159,000)
—————
(1)  (2) See definitions in previous discussion.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Consolidated
Revenue	$12,776,000	$11,773,000	$30,013,000	$31,645,000
Operating expenses	15,569,000	17,647,000	41,233,000	45,027,000
Equity in income of joint ventures	(646,000)	5,191,000	7,229,000	5,162,000
Income from loan pool participations and notes receivable	1,048,000	4,209,000	5,835,000	7,950,000
Operating income (loss)	(2,391,000)	3,526,000	1,844,000	(270,000)
Interest income	74,000	53,000	264,000	168,000
Interest income - related party	561,000	91,000	970,000	477,000
Remeasurement gain	—	—	6,348,000	2,108,000
Gain on early extinguishment of debt	—	—	—	16,670,000
Loss on early extinguishment of debt	—	(4,788,000)	—	(4,788,000)
Interest expense	(6,117,000)	(2,198,000)	(13,874,000)	(6,492,000)
Provision for income taxes	2,997,000	(383,000)	2,162,000	(4,335,000)
Net (loss) income	(4,876,000)	(3,699,000)	(2,286,000)	3,538,000
Add back:
Interest expense	6,117,000	2,198,000	13,874,000	6,492,000
Loss on early extinguishment of debt	—	4,788,000	—	4,788,000
Kennedy-Wilson's share of interest expense included in investment in joint ventures and loan pool participations	4,672,000	4,172,000	14,981,000	8,381,000
Depreciation and amortization	931,000	616,000	1,828,000	1,197,000
Kennedy-Wilson's share of depreciation and amortization included in investment in joint ventures	3,849,000	3,049,000	11,558,000	7,203,000
Income taxes	(2,997,000)	383,000	(2,162,000)	4,335,000
EBITDA (1)	7,696,000	11,507,000	37,793,000	35,934,000
Add back:
Merger related compensation and related expenses	—	—	—	2,225,000
Stock based compensation	1,296,000	2,055,000	3,761,000	5,976,000
Adjusted EBITDA (2)	$8,992,000	$13,562,000	$41,554,000	$44,135,000
—————
(1)  (2) See definitions in previous discussion.

Our Consolidated Financial Results: Three Months Ended September 30, 2011 compared to the Three Months Ended September 30, 2010
Our revenues for the three months ended September 30, 2011 and 2010 were $12.8 million and $11.8 million, respectively. Total operating expenses for the same periods were $15.6 million and $17.6 million, respectively, and net loss attributable to our common shareholders was $6.9 million and $6.7 million, respectively. Adjusted EBITDA was $9.0 million and $13.6 million, respectively, for the three months ended September 30, 2011 and 2010.
Revenues
Services Segment Revenues
Revenues for the three months ended September 30, 2011 increased to $11.1 million from $10.1 million for the same period in 2010. The change is comprised of various components. Increases during the three months ended September 30, 2011 are primarily related to a $1.9 million fee generated in connection with the first tranche of the $1.5 billion investment by various parties in Bank of Ireland, $1.1 million in performance fees, and a $0.6 million increase in recurring fees generated by new investments. Decreases relate to $1.6 million in fees generated on the admission of new investors into one of our funds earned during the three months ended September 30, 2010 and a $0.8 million reduction in brokerage fees earned during the three months ended September 30, 2011 as compared to the same period in 2010.
Investments Segment Revenues
Revenues for the three months ended September 30, 2011 increased to $1.7 million from $1.6 million for the same period in 2010. The fluctuation relates to Kennedy-Wilson's foreclosure on four assets in the consolidated loan portfolio and the 100% acquisition of an interest acquired in an approximate 200,000 square foot office portfolio in Oakland, California, in 2011, which increased rental and operating income produced by the investment segment. This increase was offset by a decrease related to the temporary consolidation of a rental operating property during the third quarter of 2010.
Operating Expenses
Services Segment Operating Expenses
Services segment operating expenses increased to $8.0 million for the three months September 30, 2011 as compared to $7.5 million for the same period in 2010. The change is primarily related to a $1.4 million increase in commission and marketing expenses incurred as a result of an increase in 3rd party services used to generate new business. This increase was primarily offset by a $1.0 million reduction in compensation and related expenses.
Investments Segment Operating Expenses
Operating expenses for the three months ended September 30, 2011 decreased by $2.9 million to $5.4 million compared to $8.2 million for the same period in 2010. The decrease was primarily driven by a $3.5 million reduction in compensation and related expenses. However, this was offset by an increase in depreciation and amortization of $0.6 million due to Kennedy-Wilson's foreclosure of four assets in the consolidated loan portfolio and the 100% interest acquired in an approximate 200,000 square foot office portfolio in Oakland, California during 2011.
Corporate Operating Expenses
Operating expenses for the three months ended September 30, 2011 were approximately $2.2 million as compared to $1.9 million for the same period in 2010.
Investments Segment Equity in Joint Venture Income
Equity in joint ventures generated a loss of $0.6 million for the three months ended September 30, 2011, as compared to income of $5.2 million for the same period in 2010. During the three months ended September 30, 2010, $5.3 million of income was generated from gains on the extinguishment of debt recorded at three joint ventures.
Investments Segment Income from Loan Pool Participations and Notes Receivable
Income from loan pool participations and notes receivable generated income of $1.0 million for the three months ended September 30, 2011 as compared to $4.2 million for the same period in 2010. This is primarily attributable to a decrease in accretion income recognized on our loan pools purchased during 2010 due to an increase in the estimated resolution periods as well as foreclosure on certain underlying real estate collateral.
Non-Operating Items
Loss on early extinguishment of debt was $4.8 million for the three months ended September 2010 with no comparable activity in 2011. The loss was related to the early extinguishment of the convertible subordinated debt at an amount that was above face value and the associated decrease in value of the beneficial conversion feature.
Interest expense was $6.1 million for the three months ended September 30, 2011 compared to $2.2 million for same period in 2010. The increase is primarily attributable to the $250 million senior notes issued in April 2011 bearing interest at a rate of 8.75%.
For the three months ended September 30, 2011 there was an immaterial net loss attributable to non-controlling interests as compared to net income of $1.2 million for the three months ended September 30, 2010. The decrease is primarily related to the noncontrolling interest in the accretion income associated with our loan pool participations.

Our Consolidated Financial Results: Nine Months Ended September 30, 2011 compared to the Nine Months Ended September 30, 2010
Our revenues for the nine months ended September 30, 2011 and 2010 were $30.0 million and $31.6 million, respectively. Total operating expenses for the same periods were $41.2 million and $45.0 million, respectively. Net loss attributable to our common shareholders was $10.3 million and $1.4 million for the nine months ended September 30, 2011 and September 30, 2010, respectively. Adjusted EBITDA was $41.6 million and $44.1 million, respectively, for the nine months ended September 30, 2011 and 2010.
Revenues
Services Segment Revenues
Revenues for the nine months ended September 30, 2011 were $26.2 million compared to $24.8 million for the the nine months ended September 30, 2010. The change is comprised of various components. Increases are primarily related to a fee of $1.9 million generated in connection with the first tranche of the $1.5 billion investment by various parties in the Bank of Ireland, a $1.5 million increase in recurring fees generated by new investments, $1.1 million in performance fees, and $0.7 million of acquisition fees generated from new investments. Decreases are primarily related to $2.2 million in fees generated on the admission of new investors into one of the funds during the nine months ended September 30, 2010, a change in the fee structure in one of our separate accounts that resulted in a $0.8 million decrease, and a $0.8 million reduction in brokerage fees.
Investments Segment Revenues
Revenues for the nine months ended September 30, 2011 decreased to $3.8 million from $6.9 million for the same period in 2010. The reduction is primarily attributable to the sale of real estate which decreased to $0.4 million for the nine months ended September 30, 2011 compared to $3.9 million for the same period in 2010. During the nine months ended September 30, 2010, we sold 11 condominium units in southern California and a 50% interest in an apartment project in northern California, whereas during the same period in 2011, we sold a controlling interest in land in Kent, Washington. However, during the nine months ended September 30, 2011 there was an additional $0.4 million increase in rental operating income due to Kennedy-Wilson's foreclosure of four assets in the consolidated loan portfolio and the 100% interest acquired in an approximate 200,000 square foot office portfolio in Oakland, California during 2011.
Operating Expenses
Services Segment Operating Expenses
Operating expenses for the nine months ended September 30, 2011 increased to $19.8 million from $18.8 million for the same period in 2010. The change is primarily related to a $1.0 million increase in commission and marketing expenses as a result of an increase in third party services used to generate new business.
Investments Segment Operating Expenses
Operating expenses for the nine months ended September 30, 2011 decreased to $14.7 million from $17.1 million for the same period in 2010. The net decrease of $2.4 million is comprised of various components, including a reduction of $2.2 million in compensation and related expenses and a reduction of $2.7 million in cost of real estate sold related to the sale of 11 condominium units in southern California and the sale of a 50% interest in an apartment project in northern California during the nine months ended September 30, 2010 as compared with the sale of a controlling interest in land in Kent, Washington during the same period in 2011. These decreases were offset by increases of $0.8 million in rental operating expenses and $0.9 million in depreciation and amortization, respectively, due to Kennedy-Wilson's foreclosure of four assets in the consolidated loan portfolio and the 100% interest acquired in an approximate 200,000 square foot office portfolio in Oakland, California during 2011. Additionally, general and administrative expenses increased by $0.4 million.
Corporate Operating Expenses
Operating expenses decreased to $6.7 million for the nine months ended September 30, 2011 from $9.1 million for the same period in 2010. The decrease of $2.4 million is primarily related to a decrease in compensation and related expenses.
Investments Segment Equity in Joint Venture Income
Equity in joint ventures generated income of $7.2 million for the nine months ended September 30, 2011 as compared to $5.2 million in 2010. The increase can be primarily attributed to fair value gains recognized in connection with a joint venture's foreclosure and conversion of a first trust deed position into ownership of a class A multifamily project in San Jose, California, the acquisition of additional membership interest in a joint venture that Kennedy-Wilson accounts for using the fair value option, and the sale of a 286-unit apartment complex in Anaheim, California during the nine months ended September 30, 2011 as compared to $5.3 million of income generated from gains on the extinguishment of debt recorded at three joint ventures during the same period in 2010.
Investments Segment Income from Loan Pool Participations and Notes Receivable
Income from loan pool participations and notes receivable generated income of $5.8 million for the nine months ended September 30, 2011 as compared to $8.0 million for the same period in 2010. This can be attributed to a decrease in accretion income recognized on our loan pools purchased during 2010 due to an increase in the estimated resolution periods as well as foreclosure on certain underlying real estate collateral.
Non-Operating Items
Remeasurement gain was $6.3 million for the nine month period ended September 30, 2011 as compared to $2.1 million for same period in 2010. The remeasurement gain for the nine month period ended September 30, 2011 is attributed to a gain recognized in connection with the purchase of a 100% interest of a 200,000 square foot office portfolio in Oakland, California with a fair value in excess of the price paid as compared to the purchase of a controlling joint venture interest in a project in Northern California with a fair value in excess of the price paid during the nine month period ended September 30, 2010.
Gain on extinguishment of debt was $16.7 million for the nine months ended September 2010 with no comparable activity in 2011. The gain was related to the purchase of debt on a project in Hawaii at a discount.
Loss on early extinguishment of debt was $4.8 million for the nine months ended September 2010 with no comparable activity in 2011. The loss was related to the early extinguishment of our convertible subordinated debt at an amount that was above face value and the associated decrease in the value of the beneficial conversion feature.
Interest expense was $13.9 million for the nine month period ended September 30, 2011 compared to $6.5 million for same period in 2010. The increase can primarily be attributed to the $250 million senior notes issued in April 2011 bearing interest at a rate of 8.75%.
Net loss attributable to non-controlling interests was approximately $1.3 million for the nine months ended September 30, 2011 as compared to $2.4 million for the three months ended September 30, 2010. The decrease is primarily related to our noncontrolling interest in the accretion income associated with our loan pool participations.

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

Cash Flows
Net cash used in operating activities totaled $14.5 million for the nine months ended September 30, 2011, which primarily included a net loss of $2.3 million, stock based compensation of $3.8 million, operating distributions from joint ventures of $2.6 million and operating distributions from loan pool participations of $1.2 million, offset by a fair value remeasurement gain of $6.3 million related to the office portfolio acquisition, equity in joint venture income of $7.2 million and accretion of income on loan pool participation of $5.8 million.
For the nine months ended September 30, 2011, cash used in investing activities totaled $112.3 million. Kennedy-Wilson advanced Bay Area Smart Growth Fund II, LLC, an equity method investment and related party, an additional $1.0 million, bearing interest at a rate of 10%. The outstanding principal balance of $2.0 million was collected in May 2011. Kennedy-Wilson also advanced an additional $1.0 million, bearing interest at a rate of 15%, to 5th and Madison, LLC, an equity method investment and related party. In addition, $10.3 million was issued and advanced to and $1.9 million was collected from, KW Property Fund II, LP, an equity method investment and related party. The note bears interest at a rate of 20%. Kennedy-Wilson also advanced and collected $1.0 million from an equity method investment and related party. Kennedy-Wilson also issued and advanced, through a promissory note, $10.0 million to One Baxter Way, L.P., an equity method investment and related party bearing interest rate at a rate of 12%. In addition, Kennedy-Wilson issued and advanced, through a promissory note, $5.6 million to a certain borrower, secured by a 16-unit condominium property in Los Angeles, California bearing interest at a rate of 12%.
During the nine months ended September 30, 2011, Kennedy-Wilson invested $7.4 million in 53.7 million units of ordinary stock of the Bank of Ireland.
During the nine months ended September 30, 2011, Kennedy-Wilson received $18.5 million in distributions from its joint ventures. Additionally, Kennedy-Wilson invested $50.7 million in nine new joint ventures, including $2.7 million to buy out ownership interest from joint venture partners, $14.2 million, including $0.5 million of noncontrolling interests, to its joint venture in Japan for the purposes of refinancing a large portion of the Japanese multifamily portfolio, $7.0 million to increase Kennedy-Wilson's interest in a project in Northern California, $2.0 million to increase its investment in Elkhorn Partners, $4.5 million to refinance two multifamily projects in Kent, Washington and $3.6 million was contributed to pay down a loan on an existing residential investment in Walnut Creek, California.
Kennedy-Wilson received $218.9 million from financing activities during the nine months ended September 30, 2011. In April 2011, Kennedy-Wilson, Inc. issued $250 million of senior notes with a stated interest rate of 8.75% payable on April 1 and October 1 of each year and maturing in April 2019. These notes were issued in two offerings. The first offering was issued at a discount, with an aggregate principal amount of $200 million, and an effective yield of 8.875%. The second offering was issued at a premium, with an aggregate principal amount of $50 million, and an effective yield of 8.486%. Total proceeds received from the offerings were $249.3 million. Debt issuance costs and fees paid as a result of these issuances totaled $7.2 million.
During the nine months ended September 30, 2011, Kennedy-Wilson borrowed an additional $19.0 million on its line of credit and repaid in full the outstanding balance of $46.8 million on its line of credit. In addition, Kennedy-Wilson paid off the outstanding balance of $24.8 million on its notes payable which were incurred primarily in connection with the acquisition of joint venture investments.
In connection with the acquisition of the 100% interest in the office portfolio in Oakland, California, Kennedy-Wilson assumed a mortgage loan with a fair value of $16.0 million. Subsequent to the acquisition, the loan was repaid in full through proceeds from Kennedy-Wilson and a refinancing of $12.0 million which bears interest at a fixed rate of 6.75% and matures in June 2016. Additionally, during the nine months ended September 30, 2011, Kennedy-Wilson entered into a mortgage loan payable for $5.0 million secured by its 2,700-acre ranch in Hawaii. The note bears interest at the First Hawaiian Bank Prime Rate plus 2.50%, is interest only, and matures in April 2014. The loan was repaid in full on April 5, 2011. Kennedy-Wilson also paid off a $2.8 million mortgage loan secured by an office building in Japan which carried a variable interest rate of the long-term prime lending rate plus 3.50%. Principal repayment of $5.4 million were made towards the mortgage loans connected with the loan participation, which requires principal repayments based on release prices for settled loans in the loan participation.
During the nine months ended September 30, 2011, Kennedy-Wilson issued, in a private placement, 4,800,000 shares of the Company's common stock to an institutional investor and preferred shareholder, with total proceeds received of $51.4 million.
During 2010, Kennedy-Wilson issued two series of Convertible Cumulative Preferred stock: Series A (100,000 shares) and

Series B (32,550 shares). The Series A and Series B Preferred Stock have dividend rates of 6.0% and 6.452%, respectively, payable quarterly. During the nine months ended September 30, 2011, Kennedy-Wilson paid cash dividends on the Series A and Series B preferred stock totaling $4.5 million and $1.6 million, respectively. Additionally, during the nine months ended September 30, 2011, Kennedy-Wilson declared cash dividends on its common stock of $3.6 million and paid common dividends of $1.8 million. Subsequent to September 30, 2011, Kennedy-Wilson paid cash dividends on its common stock, which dividends were declared on September 12, 2011, totaling $1.8 million.
The Board of Directors of Kennedy-Wilson has authorized a warrant repurchase program enabling Kennedy-Wilson to repurchase up to 12.5 million of its outstanding warrants. During the nine months ended September 30, 2011, Kennedy-Wilson repurchased a total of 1,400,000 shares of its outstanding warrants for total consideration of $2.4 million.

During the nine months ended September 30, 2011, contributions from noncontrolling interests totaled $2.3 million offset by distributions paid to them of $0.7 million.
We believe that existing cash and cash equivalents plus capital generated from property management and leasing, brokerage, sales of real estate owned, collections from notes receivable, as well as our current line of credit, will provide us with sufficient capital requirements for the foreseeable future.
The Company had cash and cash equivalents of $147.4 million at September 30, 2011 of which $3.2 million was held by foreign subsidiaries. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. At September 30, 2011, management believed that sufficient liquidity was available in the United States. However, in the unusual event that additional foreign funds are needed in the United States, the Company has the ability to repatriate additional funds. The repatriation could result in an adjustment to the tax liability after considering available foreign tax credits and other tax attributes.
Under our current joint venture strategy, we generally contribute property expertise and a fully funded initial cash contribution, without committing to providing additional funding. Capital required for additional improvements and supporting operations during leasing and stabilization periods is generally obtained at the time of acquisition via debt financing or third party investors. Accordingly, we generally do not have significant capital commitments with unconsolidated entities. However, there may be certain circumstances when we, usually with the other members of the joint venture entity, may be required to contribute additional capital for a limited period of time. We believe that we have the capital resources, generated from our business activities and borrowing capacity, to finance any such capital requirements, and we do not believe that any additional capital contributions to joint ventures will materially affect our liquidity. As of September 30, 2011, we have unfulfilled capital commitments totaling $15.6 million to our joint ventures. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to joint ventures in satisfaction of our capital commitment obligations.

Contractual Obligations and Commercial Commitments
On August 2, 2011, a subsidiary of Kennedy-Wilson completed the purchase of 53.7 million units of ordinary stock of the Bank of Ireland for a purchase price of $7.7 million with a commitment, subject to receipt of regulatory and other approvals, to purchase up to an additional 180.2 million units of ordinary stock of the Bank of Ireland for a purchase price of $24.0 million.
At September 30, 2011, our contractual cash obligations, including debt and operating leases included the following:

	Payments due by period
	Total	Three months ending	1-3 years	4-5 years	After 5 years
		12/31/2011
Contractual Obligations
Borrowings: (1)
Mortgage loan payable	$38,217,000	$—	$26,217,000	$12,000,000	$—
Subordinated debt	40,000,000	—	—	—	40,000,000
Senior Notes	250,000,000	—	—	—	250,000,000
Total borrowings	328,217,000	—	26,217,000	12,000,000	290,000,000
Operating leases	8,553,000	1,040,000	3,161,000	2,934,000	1,418,000
Total contractual cash obligations	$336,770,000	$1,040,000	$29,378,000	$14,934,000	$291,418,000

(1)
See notes 9 - 12 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Three months ending 12/31/2011 - $6,740,000; 1-3 years - $79,488,000 ; 4-5 years - $52,213,000 ; After 5 years - $80,659,000. The interest payments on variable rate debt have been calculated using the interest rate in effect at September 30, 2011.

Significant indebtedness
Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness and other obligations. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.
In 2007, Kennedy-Wilson issued junior subordinated debentures in the amount of $40.0 million. The debentures were issued to a trust established by Kennedy-Wilson, which contemporaneously issued $40.0 million of trust preferred securities to Merrill Lynch International. The interest rate on the debentures is fixed for the first ten years at 9.06%, and variable thereafter at LIBOR plus 3.70%. Interest is payable quarterly with the principal due in 2037. Prior to April 30, 2012, Kennedy-Wilson may redeem the debentures upon a Special Event, as defined in the debentures, at a redemption price equal to 107.5% of the outstanding principal amount. After April 30, 2012, Kennedy-Wilson may redeem the debentures, in whole or in part, on any interest payment date at par.
In July 2010, Kennedy-Wilson entered into a new unsecured revolving credit facility with US Bank and East West Bank, which effectively increased its existing revolving credit facility from $30.0 million to $75.0 million, extended the maturity date to August 2013, and established an interest rate floor of 4% . The facility is available for acquisitions and working capital. The facility bears interest at rates ranging from LIBOR plus 2.50% to LIBOR plus 3.00%, with a floor of 4%. As of September 30, 2011, there were no amounts outstanding under the unsecured revolving credit facility.
In April 2011, Kennedy-Wilson, Inc., a wholly-owned subsidiary of Kennedy-Wilson, issued $200.0 million in aggregate principal amount of its 8.750% senior notes due 2019, for approximately $198.6 million, net of discount. An additional $50.0 million in aggregate principal amount of its 8.750% senior notes due 2019, was issued for approximately $50.8 million, net of premium. Collectively, the issuances are referred to as "the Notes". The terms of the Notes are governed by an indenture, dated as of April 5, 2011, by and among the issuer, Kennedy-Wilson, as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantors and Wilmington Trust FSB, as trustee. The Notes bear interest at 8.750% per annum. Interest is payable on April 1 and October 1 of each year, beginning on October 1, 2011, until the maturity date of April 1, 2019. The issuer's obligations under the Notes are fully and unconditionally guaranteed by Kennedy-Wilson and the subsidiary guarantors. At any time prior to April 1, 2015, the issuer may redeem the Notes, in whole or in part, at a price equal to 100% of the principal amount, plus an applicable "make-whole" premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2015, the issuer may redeem the Notes, in whole or in part, at the redemption prices specified in the indenture. Until April 1, 2014, the issuer may choose to redeem the Notes in an amount not to exceed in aggregate 35% of the original principal amount of the Notes together with any additional Notes issued under the indenture with money the issuer or Kennedy-Wilson raise in certain equity offerings. The amount of the 8.75% Notes included in the consolidated balance sheets, net of unamortized discount and premium, was $249.4 million at September 30, 2011.
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
The junior subordinated debentures require Kennedy-Wilson to maintain (i) a fixed charge coverage ratio (as defined in the indenture governing our junior subordinated debentures) of not less than 1.75 to 1.00, measured on a four-quarter rolling basis, and (ii) a ratio of total debt to net worth (as defined in the indenture governing the junior subordinated debentures) of not greater than 3.00 to 1.00 at anytime. As of the most recent quarter end, Kennedy-Wilson's fixed charge coverage ratio was 3.59 to 1.00 and its ratio of total debt to net worth was 0.97 to 1.00.
The unsecured credit facility also requires Kennedy-Wilson to maintain (i) a minimum rent adjusted fixed charge coverage ratio (as defined in the unsecured credit facility) of not less than 1.75 to 1.00, measured on a four-quarter rolling average basis and (ii) a maximum balance sheet leverage (as defined in the unsecured credit facility) of not greater than 1.50 to 1.00, measured at the end of each calendar quarter. As of the most recent quarter end, Kennedy-Wilson's adjusted fixed charge coverage ratio was 2.34 to 1.00 and its maximum balance sheet leverage was 0.92 to 1.00.
The indenture governing the 8.750% senior Notes limits Kennedy-Wilson's ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson's maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness.

Off-Balance Sheet Arrangements
We have provided guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $21.4 million and $28.4 million at September 30, 2011 and December 31, 2010 , respectively. The guarantees expire through 2015 and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sales proceeds of the property. If we were to become obligated to perform on these guarantees, it could have an adverse affect on our financial condition.
As of September 30, 2011, we have a unfulfilled capital commitments totaling $15.6 million to our joint ventures. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to joint ventures in satisfaction of our capital commitment obligations.
Please refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for discussion of our non-recourse carve out guarantees arrangements as there have been no material changes to that disclosure.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The primary market risk exposure of our Company relates to changes in interest rates in connection with our short-term borrowings, some of which bear interest at variable rates based on lender’s base rate, prime rate, or LIBOR plus an applicable borrowing margin. These borrowings do not give rise to a significant interest rate risk because they have short maturities. However, the amount of income or loss we recognize for unconsolidated joint ventures may be impacted by changes in interest rates. Historically, the impact from the changes in rates has not been significant. Our exposure to market risk also consists of foreign currency exchange rate fluctuations related to our international operations.
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt.
The tables below represent contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of September 30, 2011. The expected maturity categories take into consideration actual amortization of principal and do not take into consideration reinvestment of cash. The weighted average interest rate for the various assets and liabilities presented are actual as of September 30, 2011. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or to refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal maturing in:								Fair Value September 30,
(in thousands)	2011	2012	2013	2014	2015	Thereafter		Total	2011
Interest rate sensitive assets
Cash equivalents	$147,414	—	—	—	—	—		$147,414	$147,414
Average interest rate	0.16%	—	—	—	—	—		0.16%
Variable rate receivables	9,497	—	—	—	—	—		9,497	10,193
Average interest rate	4.78%	—	—	—	—	—		4.78%
Fixed rate receivables	29,741	—	—	—	—	—		29,741	29,741
Average interest rate	14.48%	—	—	—	—	—		14.48%
Total	$186,652	—	—	—	—	—		$186,652	$187,348
Weighted average interest rate	2.69%	—	—	—	—	—		2.69%
Interest rate sensitive liabilities
Variable rate borrowings	—	$16,669	$9,548	—	—	—		$26,217	$26,144
Average interest rate	—	1.48%	4.25%	—	—	—		2.49%
Fixed rate borrowings	—	—	—	—	—	$302,000	*	302,000	291,179
Average interest rate	—	—	—	—	—	8.71%		8.71%
Total	—	$16,669	$9,548	—	—	$302,000		$328,217	$317,323
Weighted average interest rate	—	1.48%	4.25%	—	—	8.71%		8.21%
* - Does not include the unamortized accretion related to the net discount of $0.6 million associated with the issuance of the senior notes payable.

Item 4.	Controls and Procedures

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

KENNEDY-WILSON HOLDINGS, INC.

Dated:	November 7, 2011	By:	/S/ FREEMAN LYLE
Freeman Lyle
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)