Form 10-K
period 2011-12-31
Kennedy-Wilson Holdings, Inc.
filed 2012-03-14
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Based on the last sale at the close of business on June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately 207,918,024.
The number of shares of common stock outstanding as of March 12, 2012 was 51,825,848.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders to be held on or around June 14, 2012, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2011.

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

Company Overview
Founded in 1977, we are an international real estate investment and services firm. We have grown from a real estate auction business into a vertically-integrated real estate operating company with approximately 300 professionals in 23 offices throughout the U.S., United Kingdom, Ireland and Japan. Based on management's estimate of fair value as of December 31, 2011, we have approximately $11.8 billion of real estate and real estate related assets under our management ("AUM"), totaling over 58 million square feet of properties throughout the U.S., Europe and Japan. This includes ownership in 13,185 multifamily apartment units, of which 204 units are owned by our consolidated subsidiaries and 12,981 are held in joint ventures.
We are a holding company whose primary business operations are conducted through our wholly owned subsidiary, Kennedy-Wilson, Inc., or "Kennedy Wilson". Kennedy-Wilson Holdings, Inc. was incorporated in Delaware on July 9, 2007, under the name “Prospect Acquisition Corp.” On November 13, 2009, KW Merger Sub Corp., a wholly owned subsidiary of Prospect Acquisition Corp., merged with Kennedy Wilson, resulting in Kennedy Wilson becoming a wholly owned subsidiary of Prospect Acquisition Corp. Promptly after the merger, we changed the company name to “Kennedy-Wilson Holdings, Inc,” which is now listed on the New York Stock Exchange ("NYSE"). We refer to this transaction as the "Merger" throughout this document.
AUM generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, and investments in joint ventures. Our AUM is intended principally to reflect the extent of our presence in the real estate market, not the basis for determining our management fees. Our material assets under management consist of the total estimated fair value of the real estate properties and other assets either owned by third parties, wholly-owned or held by joint ventures and other entities in which our sponsored funds or investment vehicles and client accounts have invested. Committed (but unfunded) capital from investors in our sponsored funds is not included in this component of our AUM. The estimated value of development properties is included at estimated completion cost.
Business Segments
Our operations are defined by two core business units: KW Investments and KW Services. KW Investments invests our capital and our partners' capital in real estate related assets including multifamily, loans secured by real estate, office, and residential properties. KW Services provides a full array of real estate-related services to investors and lenders, with a strong focus on financial institution based clients.
KW Investments
We invest our capital and our equity partners' capital in real estate assets and loans secured by real estate through joint ventures, separate accounts, commingled funds, and wholly-owned investments. We are typically the general partner in these investment vehicles with ownership interests ranging from approximately 5%-50%. Our equity partners include financial institutions, foundations, endowments, high net worth individuals and other institutional investors. In many cases we get a promoted interest in the profits of our investments beyond our ownership percentage.
Our investment philosophy is based on three core fundamentals:

•	significant proprietary deal flow from an established network of industry relationships, particularly with financial institutions;

•	focus on a systematic research process with a disciplined approach to investing; and

•	superior in-house operating execution.
Our primary investment markets include California, Washington, Hawaii, the United Kingdom and Japan, which we have identified as areas with dense populations, high barriers to entry, scarcity of land and supply constraints. We typically focus on the following opportunities:

•	real estate owners or lenders seeking liquidity;

•	under-managed or under-leased assets; and

•	repositioning opportunities.
In 2011 and 2010, together with our equity partners, we acquired $5.1 billion of real estate and loans secured by real estate. Seventy-eight percent of these acquisitions were sourced directly from financial institutions. These acquisitions were comprised of: 56% loans secured by real estate, 36% multifamily and 8% office, residential and other.

Since 1999, we and our equity partners have invested in 217 transactions, deploying over $10.2 billion of capital, including $4.5 billion of equity. Of the transactions, 97 have been realized and generated an internal rate of return or "IRR" of approximately 40% and an approximate 1.6x equity multiple before promoted interests. Our equity partners and our current portfolio consists of 120 investments totaling over $5.6 billion of capital, including $2.9 billion of equity.
The following table describes our investment account, which includes the following financial statement captions below, and is derived from our consolidated balance sheet as of December 31, 2011 and 2010:

	As of December 31,
	2011	2010
Dollars in millions
Investment in joint ventures	$343.4	266.9
Real estate	115.9	82.7
Mortgage debt	(30.7)	(35.2)
Notes receivable	41.2	24.1
Loan pool participations	90.0	25.2
Marketable securities	$23.0	—
	$582.8	$363.7
The following table breaks down our investment account information derived from our consolidated balance sheet by investment type and geographic location as of December 31, 2011:

	Dollars in millions
	Multifamily	Loans Secured by Real Estate	Residential (1)	Office	Other	Total
California	$103.8	$96.4	$50.8	$2.5	$—	$253.5
Japan	112.1	—	9.3	—	—	121.4
Hawaii	—	7.1	—	72.6	—	79.7
Pacific Northwest	27.5	3.0	1.5	3.3	—	35.3
United Kingdom and Ireland	—	60.0	—	—	23.0	83.0
Other	0.2	4.8	0.7	0.1	4.1	9.9
Total	$243.6	$171.3	$62.3	$78.5	$27.1	$582.8
—————
(1)    Includes for-sale residential, condominiums and residential land.
The following table breaks down our investment account information derived from our consolidated balance sheet by investment type and geographic location as of December 31, 2010:

	Dollars in millions
	Multifamily	Loans Secured by Real Estate	Residential (1)	Office	Other	Total
California	$67.3	$63.7	$3.9	$18.3	$—	$153.2
Japan	108.3	—	—	6.1	—	114.4
Hawaii	—	6.6	51.0	—	—	57.6
Pacific Northwest	23.6	2.9	2.3	1.5	—	30.3
United Kingdom and Ireland	—	—	—	—	—	—
Other	0.1	4.9	0.3	0.8	2.1	8.2
Total	$199.3	$78.1	$57.5	$26.7	$2.1	$363.7
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
Since our inception, we have sold more than $10 billion of real estate through our auction platform and are considered one of the leaders in auction marketing, conducting live and online auctions. The auction group executes accelerated marketing programs for all types of residential and commercial real estate. In 2011, we auctioned and conventionally sold over $215 million of real estate. We completed thirteen builder/ new home auctions in California, Washington, Oregon, Texas, Florida, North Carolina, South Carolina, and Utah. We completed nine scattered auctions in California, Washington, and Oregon along with six conventional sales programs in California.
We manage over 58 million square feet of properties for institutional clients and individual investors in the U.S., Europe and Japan. With 23 offices throughout the U.S., the United Kingdom, Ireland and Japan, we have the capabilities and resources to provide property services to real estate owners as well as the experience as a real estate investor to understand client concerns.
Through our investment management business, we provide acquisition, asset management and disposition services to our equity partners as well as to third parties.
Additionally, KW Services plays a critical role in supporting the company's investment strategy by providing local market intelligence and real-time data for evaluating investments, generating proprietary transaction flow and creating value through efficient implementation of asset management or repositioning strategies.

Industry Overview
Global
The current debt crisis could lead to continued significant deleveraging, in particular from European financial institutions and government agencies, over the next several years. In Europe alone, it has been reported that European banks hold approximately $1 trillion of delinquent real estate loans. This, combined with another reported $780 billion of European commercial property debt maturing by 2013, shows evidence of the opportunities that may exist in Europe. A further fall in property prices may occur as a result of this large supply of product which we believe will provide companies with access to capital and proven track records an opportunity to acquire real estate related assets below replacement costs.
We believe that the recent economic, capital and credit markets events have and will continue to create tremendous buying opportunities as properties may be purchased at significant discounts to historical cost. Many asset dispositions will result from:

▪	highly leveraged property owners who will have loans maturing in 2012 and 2013 but will be unable to refinance;

▪	asset and loan sales directly from financial institutions; and

▪	companies reducing real estate portfolios to raise cash and improve their balance sheets
As sellers continue to be under pressure to move assets off of their balance sheets, we believe that our strong sourcing relationships will position us to acquire properties at steep discounts. We believe sellers will look to firms that they have relationships with and that can execute quickly and discreetly. Further sales of U.S. and European based property from both U.S. and international financial institutions are expected over the next several years.
United States
Over the past several years, many U.S. real estate markets have experienced a downturn in occupancy and property values. Unlike the last cycle, this recent downturn was driven by the lack of liquidity and the tightening of the credit markets rather than by an oversupply of new products. We believe that underlying real estate fundamentals have remained solid, particularly in major metropolitan and downtown areas where supply constraints exist. Further sales of U.S. based real estate related assets from both U.S. and international financial institutions are expected over the next several years which may create additional acquisition opportunities for well capitalized companies.
United Kingdom
Although the United Kingdom has, for the most part, been able to avoid the turmoil associated with the Euro and the European Union, it has not been immune to the deleveraging necessary to relieve pressure on domestic financial institution's balance sheets.   London continues to be one of the strongest real estate markets due to foreign capital investment and a strong global presence.  Opportunities to acquire real estate in this submarket at discounted prices are relatively scarce and investments therein have been more stable than other European CBDs.  Furthermore, the UK legal system is similar to that of the United States, which helps reduce legal costs and allows us to gain a quicker understanding of the legal issues posed by particular transactions.
Ireland
Ireland financial institutions are ahead of the curve in deleveraging their portfolios as evidenced by the recent multibillion dollar loan pool sales (i.e. Anglo Irish and Bank of Ireland).  This deleveraging activity was a direct result of the writedowns and transfer of assets initiated by the government agency, National Asset Management Agency (NAMA), which is extremely active in attempting to stabilize the country's financial fallout.
Japan
Japan, while still subject to the same market forces affecting economies across the globe, was able to experience a shorter economic downturn than that experienced in other industrialized economies because the Japanese banking system remains strong relative to its peers. We believe that Japan's economy is in a better position to weather current economic conditions because, over the past decade, Japanese households have saved money and companies have steeply reduced their debt levels as a percentage of GDP. In the current credit environment, we believe highly-leveraged investors in Japan (as in the U.S.) have been forced to reduce their debt.
Japan's current demographic trends include an influx of migration to major cities, creating strong demand for housing. Our research suggests that real estate fundamentals have remained strong in greater Tokyo's residential market, and, in particular, in Tokyo's three major wards: Minato-ku, Shibuya-ku, and Setagaya-ku. With diminishing supply of new inventory due to stricter building regulations imposed in 2007, rents for quality assets are expected to remain strong while vacancy rates remain stable. We expect that properties in the greater Tokyo area that are newer and of higher quality will remain target assets for acquisition by many institutional investors.
Competition
We compete with a range of global, national and local real estate firms, individual investors and other corporations. Because of our unique mix of investment and service businesses, we compete with brokerage and property management companies as well as companies that invest in real estate and loans secured by real estate. Our investment business competes with real estate investment partnerships, real estate investments trusts, other investment companies and regional investors and developers. We compete with them on the basis of our relationships with the sellers and our ability to close an investment transaction in a short time period at competitive pricing. The real estate services business is both highly fragmented and competitive. We compete with real estate brokerage and auction companies on the basis of our relationship with property owners, quality of service, and commissions charged. We compete with property management and leasing firms also on the basis of our relationship with clients, the range and quality of services provided, and fees and commissions charged.
Competitive Advantages
The company has a unique platform from which to execute our investment and services strategy. The combination of a service business and an investment platform provides significant competitive advantages over other real estate buyers operating stand-alone or investment-focused firms and may allow us to generate superior risk-adjusted returns. Our investment strategy focuses on investments that offer significant appreciation potential through intensive property management, leasing, repositioning, redevelopment and the opportunistic use of capital. We differentiate ourselves from other firms in the industry with our full service, investment oriented structure. Whereas most other firms use an investment platform to obtain additional service business revenue, we use our service platform to enhance the investment process and ensure the alignment of interests with our investors.
Our competitive advantages include:

•
Transaction experience: Our Executive Committee has more than 125 years of combined real estate experience and has been working and investing together on average for over 15 years. Members of the Executive Committee have collectively acquired, developed and managed in excess of $20 billion of real estate investments in the U.S., United Kingdom, Ireland and Japan throughout various economic cycles, at our company and throughout their careers.

•
Extensive relationship and sourcing network: We leverage our services business in order to source off-market deals. In addition, the Executive Committee and our acquisition team have transacted deals in nearly every major metropolitan market on the West Coast of the U.S., as well as in the United Kingdom, Ireland and Japan. Their local presence and reputation in these markets have enabled them to cultivate key relationships with major holders of property inventory, in particular financial institutions, throughout the real estate community.

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

•
Vertically-integrated platform for operational enhancement: We have approximately 300 employees in both KW Investments and KW Services, with 23 regional offices throughout the U.S., the United Kingdom, Ireland and Japan. This geographically diversified business model is aimed at weathering real estate cycles. We have a hands-on approach to real estate investing and possess the local expertise in property management, leasing, construction management, development and investment sales, which we believe enable us to invest successfully in selected submarkets.

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

Transaction based results

A significant portion of our cash flow is tied to transaction activity, which can affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis. Historically, this variability has caused our revenue, operating income, net income and cash flows from operating activities to be tied to transaction activity, which is not necessarily concentrated in any one quarter.
Employees
As of December 31, 2011, we had approximately 300 professionals in 23 offices throughout the U.S., United Kingdom, Ireland and Japan. We believe that we have been able to attract and maintain high quality employees. There are no employees subject to collective bargaining agreements. In addition, we believe we have a good relationship with our employees.
Available Information
Financial and other information about us is available on our website (http://www.kennedywilson.com) (this website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be a part of this filing). We make available on our website, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing or submitting such material electronically or otherwise furnishing it to the SEC. In addition, we have previously filed registration statements and other documents with the SEC. Any document we file may be inspected, without charge, at the SEC's public reference room at 100 F Street NE, Washington, D.C. 20549 or at the SEC's internet address at http://www.sec.gov (this website address is not intended to function as a hyperlink, and the information contained in the SEC's website is not intended to be a part of this filing). Information related to the operation of the SEC's public reference room may be obtained by calling the SEC at 1-800-SEC-0330.

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

Our business is closely tied to general economic conditions in the real estate industry. As a result, our economic performance, the value of our real estate and real estate secured notes, and our ability to implement our business strategies may be affected by changes in national and local economic conditions. The condition of the real estate markets in which we operate tends to be cyclical and related to the condition of the economy in the U.S., United Kingdom, Ireland and Japan as a whole and to the perceptions of investors of the overall economic outlook. Rising interest rates, declining employment levels, declining demand for real estate, declining real estate values or periods of general economic slowdown or recession or the perception that any of these events may occur have negatively impacted the real estate market in the past and may in the future negatively affect our performance. In addition, the economic condition of each local market where we operate may be dependent on one or more industries. Our ability to change our portfolio promptly in response to economic or other conditions is limited. Certain significant expenditures, such as debt service costs, real estate taxes, and operating and maintenance costs are generally not reduced when market conditions are poor. These factors would impede us from responding quickly to changes in the performance of our investments and could adversely impact our business, financial condition and results of operations. We have experienced in past years, and expect in the future to be negatively impacted by, periods of economic slowdown or recession, and corresponding declines in the demand for real estate and related services, within the markets in which we operate. The previous recession and the downturn in the real estate market have resulted in and/or may result in:

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

If the economic and market conditions that prevailed in 2008 and 2009 were to return, our business performance and profitability could deteriorate. If this were to occur, we could fail to comply with certain financial covenants in our unsecured revolving credit facilities which would force us to seek an amendment with our lenders. No assurance can be given that we would be able to obtain any necessary waivers or amendments on satisfactory terms, if at all. In addition, in an extreme deterioration of our business, we could have insufficient liquidity to meet our debt service obligations when they come due in future years.

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

There is the inherent possibility in all of our real estate investments that we could lose all or part of our investment. Real estate investments are generally illiquid, which may affect our ability to change our portfolio in response to changes in economic and other conditions. Moreover, regarding our investment in real estate, we may not be able to unilaterally decide the timing of the disposition of an investment, and as a result, we may not control when and whether any gain will be realized or loss avoided. The value of our investments can also be diminished by:

•	civil unrest, acts of war and terrorism and acts of God, including earthquakes, hurricanes and other natural disasters (which may result in uninsured or underinsured losses);

•
the impact of present or future legislation in the U.S., Kingdom, Ireland and Japan (including environmental regulation, changes in laws concerning foreign ownership of property, changes in real estate tax rates, changes in zoning laws and laws requiring upgrades for disabled persons) and the cost of compliance with these types of legislation; and

•	liabilities relating to claims to the extent insurance is not available or is inadequate.

The March 2011 earthquake and tsunami in Japan may adversely affect our business in Japan, which may negatively affect our operating results.

In March 2011, a 9.0 magnitude earthquake hit the Tohoku region in northern Honshu, Japan, which also triggered multiple tsunamis along the Pacific coast of Japan, North America and South America, causing thousands of casualties and injuries as well as severe damage to roads, buildings and infrastructure. Moreover, nuclear reactors in Fukushima, Japan melted down resulting in hydrogen explosions and radiation leakage.

We cannot assure you that we will not suffer from the long-term impact of the earthquake and the tsunami. The catastrophic loss of lives, businesses and infrastructure may have an indirect impact on us by affecting our employees, customers, and the overall economy in Japan, and may reduce the demand for our products and services. Japan historically has been vulnerable to natural disaster risks, including tsunamis and earthquakes. Further earthquakes, aftershocks therefrom or other disasters in Japan may cause a decline in our revenues. Any of the above events or developments may have a material adverse effect on our business, results of operations and financial condition.

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

•
Any failure to complete a redevelopment project in a timely manner and within budget or to sell or lease the project after completion could have a material adverse effect upon our business, results of operation and financial condition.

We may not recover all or any of our investment in the mezzanine loans we make or acquire due to a number of factors including the fact that such loans are subordinate to the interests of senior lenders.

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

The expansion of our business into the United Kingdom and Ireland may expose us to risks related to conducting our business in a new international market.

We may have difficulty managing our expansion into the United Kingdom and Ireland where, in comparison with the U.S. and Japan, our knowledge and understanding of the local economies is not as robust, we have fewer business relationships and less familiarity with the local real estate, zoning and development regulations and other governmental procedures and regulations.

In addition, there are risks inherent in conducting business internationally, which include:

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

•	potentially adverse tax consequences;

•	share ownership restrictions on foreign operations;

•	the tax and tariff regimes of the countries in which we do business; and

•	geographic, time zone, language and cultural differences between personnel in different areas of the world.

Our operations in Japan subject us to social, political and economic risks associated with conducting business in foreign countries, which may materially adversely effect our business and results of operations.

One of our strategies for the future is to continue our operations in Japan. The scope of our international operations may lead to more volatile financial results and difficulties in managing our businesses. This volatility and difficulty could be caused by many of the same risks described above in the risk factor “The expansion of our business into the United Kingdom and Ireland may expose us to risks related to conducting our business in a new international market.”

Our joint venture activities subject us to unique third-party risks, including risks that other participants may become bankrupt or take action contrary to our best interests.

We have utilized joint ventures for large commercial real estate investments, real estate developments, and the purchase of loans secured by real estate. We plan to continue to acquire interests in additional limited and general partnerships, joint ventures and other enterprises, collectively referred to herein as “joint ventures,” formed to own or develop real property or interests in real property or note pools. It is our strategy in the United Kingdom, Ireland, and Japan to invest primarily through joint ventures. We have acquired and may acquire minority interests in joint ventures and we may also acquire interests as a passive investor without rights to actively participate in management of the joint ventures. Investments in joint ventures involve additional risks, including the possibility that the other participants may become bankrupt or have economic or other business interests or goals which are inconsistent with ours, that we will not have the right or power to direct the management and policies of the joint ventures and that other participants may take action contrary to our instructions or requests and against our policies and objectives. Should a participant in a material joint venture act contrary to our interest, it could have a material adverse effect upon our business, results of operations and financial condition. Moreover, we cannot be certain that we will continue these investments, or that we can identify suitable joint venture partners and form new joint ventures in the future.

We purchase distressed loans and loan portfolios that have a higher risk of default and delinquencies than newly originated loans and as a result, we may lose part or all of our investment in such loans and loan portfolios.

We may purchase loans and loan portfolios that are unsecured or secured by real or personal property. These loans and loan portfolios are generally non-performing or sub-performing, and often are in default at the time of purchase. In general, the distressed loans and loan portfolios we acquire are highly speculative investments and have a greater than normal risk of future defaults and delinquencies as compared to newly originated loans. Returns on loan investments depend on the borrower's ability to make required payments or, in the event of default, our security interests, if any, and our ability to foreclose and liquidate whatever property that secure the loans and loan portfolios. We cannot be sure that we will be able to collect on a defaulted loan or foreclose on security successfully or in a timely fashion. There may also be instances when we are able to acquire title to an underlying property and sell it, but not make a profit on its investment.

We may not be successful in competing with companies in the real estate services and investment industry, some of which may have substantially greater resources than we do.

Real estate investment and services businesses are highly competitive. Our principal competitors include both large multinational companies and national and regional firms, such as Jones Lang LaSalle, Inc. and CBRE Group, Inc. Many of our competitors have greater financial resources and a broader global presence than we do. We compete with companies in the U.S., and to a limited extent, in the United Kingdom, Ireland and Japan, with respect to:

•	selling commercial and residential properties on behalf of customers through brokerage and auction services;

•	leasing and property management, including construction and engineering services;

•	purchasing commercial and residential properties, as well as undeveloped land for our own account; and

•	acquiring secured and unsecured loans.

Our services operations must compete with a growing number of national firms seeking to expand market share. There can be no assurance that we will be able to continue to compete effectively, maintain current fee levels or arrangements, continue to purchase investment properties profitably or avoid increased competition.

If we are unable to maintain or develop new client relationships, our service business and financial condition could be substantially impaired.

We are highly dependent on long-term client relationships and on revenues received for services with third-party owners and related parties. A considerable amount of our revenues are derived from fees related to our service business. The majority of our property management agreements are cancelable prior to their expiration by the client for any reason on as little as 30 to 60 days' notice. These contracts also may not be renewed when their respective terms expire. If we fail to maintain existing relationships, fail to develop and maintain new client relationships or otherwise lose a substantial number of management agreements, we could experience a material adverse change in our business, financial condition and results of operations.

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

Our leasing activities are contingent upon various factors, including tenant occupancy and rental rates, which if adversely affected, could cause our operating results to suffer.

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

Our ability to lease properties also depends on:

•	the attractiveness of the properties to tenants;

•	competition from other available space;

•	our ability to provide adequate maintenance and obtain insurance and to pay increased operating expenses which may not be passed through to tenants;

•	the availability of capital to periodically renovate, repair and maintain the properties, as well as for other operating expenses; and

•	the existence of potential tenants desiring to lease the properties.

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

Our business is highly dependent upon the economy and real estate market in California, which have recently experienced a significant downturn and are vulnerable to future decline.

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

We own real estate properties located in Hawaii, which subjects us to unique risks relating to, among other things, the current recession in Hawaii, Hawaii's economic dependence on fluctuating tourism, the isolated location of Hawaii and the potential for natural disasters.

We conduct operations and own properties in Hawaii. Consequently, our business, results of operations and financial condition are dependent upon and affected by general trends in Hawaii's economy and real estate market. Hawaii's economy has experienced a significant downturn in the current recession and a sustained decline in the value of Hawaiian real estate. Real estate market declines may negatively affect our ability to sell property at a profit. In addition, Hawaii's economy is largely dependent upon tourism, which is subject to fluctuation and has recently experienced a significant drop. Hawaii historically has also been vulnerable to certain natural disaster risks, such as tsunamis, hurricanes and earthquakes, which could cause damage to properties owned by us or property values to decline in general. Hawaii's remote and isolated location also may create additional operational costs and expenses, which could have a material adverse impact on our financial results.

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

We may be subject to potential environmental liability.

Under various foreign, federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the cleanup of hazardous or toxic substances and may be liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by governmental entities or third parties in connection with the contamination. Such laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances, even when the contaminants were associated with previous owners or operators. The costs of investigation, remediation or removal of hazardous or toxic substances may be substantial, and the presence of those substances, or the failure to properly remediate those substances, may adversely affect the owner's or operator's ability to sell or rent the affected property or to borrow using the property as collateral. The presence of contamination at a property can impair the value of the property even if the contamination is migrating onto the property from an adjoining property. Additionally, the owner of a site may be subject to claims by parties who have no relation to the property based on damages and costs resulting from environmental contamination emanating from the site.

In connection with the direct or indirect ownership, operation, management and development of real properties, we may be considered an owner or operator of those properties or as having arranged for the disposal or treatment of hazardous or toxic substances. Therefore, we may be potentially liable for removal or remediation costs.

Certain foreign, federal, state and local laws, regulations and ordinances also govern the removal, encapsulation or disturbance of asbestos-containing materials during construction, remodeling, renovation or demolition of a building. Such laws may impose liability for release of asbestos-containing materials, and third parties may seek recovery from owners or operators of real properties for personal injuries associated with asbestos-containing materials. We may be potentially liable for those costs for properties that we own. In the past, we have been required to remove asbestos from certain buildings that we own or manage. There can be no assurance that in the future we will not be required to remove asbestos from our buildings or incur other substantial costs of environmental remediation.

Before consummating the acquisition of a particular piece of real property, it is our policy to retain independent environmental consultants to conduct an environmental review of the real property, including performing a Phase I environmental review. These assessments have included, among other things, a visual inspection of the real properties and the surrounding area and a review of relevant federal, state and historical documents. It is possible that the assessments we commissioned do not reveal all environmental liabilities or that there are material environmental liabilities of which we are currently unaware. There can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability or that the current environmental condition of our properties will not be affected by tenants, by the condition of land or operations in the vicinity of those properties, or by unrelated third parties. There can be no assurance that federal, state and local agencies or private plaintiffs will not bring any actions in the future, or that those actions, if adversely resolved, would not have a material adverse effect on our business, financial condition and results of operations.

We may incur unanticipated expenses relating to laws benefiting disabled persons.

The Americans with Disabilities Act, or the ADA, generally requires that public accommodations such as hotels and office buildings be accessible to disabled people. If our properties are not in compliance with the ADA, the U.S. federal government could fine us or private litigants could sue us for money damages. If we are required to make substantial alterations to one or more of our properties, our results of operations could be materially adversely affected.

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

We depend upon third-party equity and debt financings to acquire properties through our investment business, which is a key driver of future growth. We estimate that in the next 12 to 18 months our acquisition plan will require between approximately $700 million and $1.2 billion in third-party equity and between approximately $1.3 billion and $1.8 billion in third-party debt. We expect to obtain debt financing from seller financing, the assumption of existing loans, government agencies and financial institutions. We expect to obtain equity financing from equity partners, which include pension funds, family offices, financial institutions, endowments and money managers. Our access to capital funding is uncertain. Our inability to raise additional capital on terms reasonably acceptable to us could jeopardize the future success of our business.

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

The loss of our chief executive officer, or CEO, could have a material adverse effect on our operations.

Our continued success is dependent to a significant degree upon the efforts of our CEO, who is essential to our business. The departure of our CEO for whatever reason or the inability of our CEO to continue to serve in his present capacity could have a material adverse effect upon our business, financial condition and results of operations. Our CEO has built a highly regarded reputation in the real estate industry. Our CEO attracts business opportunities and assists both in negotiations with lenders and potential joint venture partners and in the representation of large and institutional clients. If we lost his services, our relationships with lenders, joint ventures and clients would diminish significantly. Furthermore, the departure of our CEO for whatever reason or the inability of our CEO to continue to serve as our Chairman and CEO would be an event of default under our unsecured revolving loan agreement.

Our revenues and earnings may be materially and adversely affected by fluctuations in foreign currency exchange rates due to our international operations.

Our revenues from non-U.S. operations have been primarily denominated in the local currency where the associated revenues were earned. Thus, we may experience significant fluctuations in revenues and earnings because of corresponding fluctuations in foreign currency exchange rates. To date, our foreign currency exposure has been limited to the Japanese Yen, the Euro and the Pound Sterling. Due to the constantly changing currency exposures to which we will be subject and the volatility of currency exchange rates, there can be no assurance that we will not experience currency losses in the future, nor can we predict the effect of exchange rate fluctuations upon future operating results. Our management may decide to use currency hedging instruments from time to time including foreign currency forward contracts, purchased currency options (where applicable) and foreign currency borrowings. The economic risks associated with these hedging instruments include unexpected fluctuations in inflation rates, which could impact cash flow relative to paying down debt, and unexpected changes in our underlying net asset position. There can be no assurance that any hedging will be effective.

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

We have in the past incurred and may continue in the future to incur significant amounts of debt to finance acquisitions, which could negatively affect our cash flows and subject our properties or other assets to the risk of foreclosure.

We have historically financed new acquisitions with cash derived from secured and unsecured loans and lines of credit. For instance, we typically purchase real property with loans secured by a mortgage on the property acquired. We anticipate the continuation of this trend. We do not have a policy limiting the amount of debt that we may incur. Accordingly, our management and board of directors have discretion to increase the amount of our outstanding debt at any time. We could become more highly leveraged, resulting in an increase in debt service costs that could adversely affect results of operations and increase the risk of default on debt. We may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. If we are required to seek an amendment to our credit agreement, our debt service obligations may be substantially increased.

Some of our debt bears interest at variable rates. As a result, we are subject to fluctuating interest rates that may impact, adversely or otherwise, results of operations and cash flows. We may be subject to risks normally associated with debt financing, including that cash flow will be insufficient to make required payments of principal and interest; that existing indebtedness on our properties will not be able to be refinanced or our leverage could increase our vulnerability to general economic downturns and adverse competitive and industry conditions, placing us at a disadvantage compared to those of our competitors that are less leveraged; that our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry; that our failure to comply with the financial and other restrictive covenants in the documents governing our indebtedness could result in an event of default that, if not cured or waived, results in foreclosure on substantially all of our assets; and that the terms of available new financing will not be as favorable as the terms of existing indebtedness. If we are unable to satisfy the obligations owed to any lender with a lien on one of our properties, the lender could foreclose on the real property or other assets securing the loan and we would lose that property or asset. The loss of any property or asset to foreclosure could have a material adverse effect on our business, financial condition and results of operations. From time to time, Moody's Investors Service, Inc. and Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc., rate our significant outstanding debt. These ratings and any downgrades thereof may impact our ability to borrow under any new agreements in the future, as well as the interest rates and other terms of any future borrowings, and could also cause a decline in the market price of our common stock. We cannot be certain that our earnings will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have sufficient earnings, we may be required to seek to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee that we will be able to do and which, if accomplished, may adversely impact our stock price.

Our debt obligations impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.

Our existing debt obligations impose, and future debt obligations may impose, significant operating and financial restrictions on us. These restrictions limit or prohibit, among other things, our ability to:

•	incur additional indebtedness;

•	repay indebtedness (including our senior notes due 2019 and our 2037 debentures) prior to stated maturities;

•	pay dividends on, redeem or repurchase our stock or make other distributions;

•	make acquisitions or investments;

•	create or incur liens;

•	transfer or sell certain assets or merge or consolidate with or into other companies;

•	enter into certain transactions with affiliates;

•	sell stock in our subsidiaries;

•	restrict dividends, distributions or other payments from our subsidiaries; and

•	otherwise conduct necessary corporate activities.

In addition, our unsecured revolving credit facility and the indenture governing our 2037 debentures require us to maintain compliance with specified financial covenants, including maximum balance sheet leverage and fixed charge coverage ratios. As of December 31, 2011, we were in compliance with these covenants. These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

We have guaranteed a number of loans in connection with various equity method investments which may result in us being obligated to make substantial payments.

We have provided guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $26.7 million at December 31, 2011. The guarantees expire through 2016 and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sales proceeds of the property. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.

We have a number of equity partnerships that are subject to obligations under certain “non-recourse carve out” guarantees that may be triggered in the future.

Most of our real estate properties within our equity partnerships are encumbered by traditional non recourse debt obligations. In connection with most of these loans, however, we entered into certain “nonrecourse carve out” guarantees, which provide for the loans to become partially or fully recourse against us if certain triggering events occur. Although these events are different for each guarantee, some of the common events include:

•	The special purpose property-owning subsidiary's filing a voluntary petition for bankruptcy;

•	The special purpose property-owning subsidiary's failure to maintain its status as a special purpose entity; and

•
Subject to certain conditions, the special purpose property-owning subsidiary's failure to obtain lender's written consent prior to any subordinate financing or other voluntary lien encumbering the associated property.

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

We may incur expenses associated with defending lawsuits filed by former holders of Kennedy-Wilson, Inc.'s stock.

On November 13, 2009, our wholly owned subsidiary, KW Merger Sub Corp., merged with and into Kennedy-Wilson, Inc. Prior to the merger, a small percentage of Kennedy-Wilson, Inc. outstanding common stock was owned by holders who were not known to our management. If one or more of these holders were to bring a claim alleging that members of Kennedy-Wilson, Inc.'s board of directors breached their fiduciary duties in connection with approving the merger, we would incur costs defending and/or settling such claim.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2011, we had $54.8 million of federal and $48.1 million of state net operating loss carryforwards available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has previously occurred or will occur as a result of this offering. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us.

Risks Related to Ownership of Our Common Stock
Our directors and officers and their affiliates are significant stockholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to stockholders for approval and which influence may be in conflict with our interests and the interests of our other stockholders.
As of December 31, 2011 our directors and executive officers and their respective affiliates owned an aggregate of approximately 38% of the outstanding shares of our common stock. These stockholders will have significant influence over the outcome of all matters submitted for stockholder approval, including the election of our directors and other corporate actions. In addition, such influence by one or more of these affiliates could have the effect of discouraging others from attempting to purchase or take us over and/or reducing the market price offered for our common stock in such an event.
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
Our corporate headquarters is located in Beverly Hills, California. We also have 22 other offices throughout the U.S., including our disaster recovery office in Austin, Texas, one office in London, England, one office in Dublin, Ireland and one office in Tokyo, Japan. The Beverly Hills office operates as the main investment and asset management center for us in the United States, while the United Kingdom, Ireland, and Japan offices are the main investment and asset management center for the respective British, Irish, and Japanese operations. The remaining office locations primarily operate as property management satellites. In general, we lease all of our offices. In addition, we have on-site property management offices located within properties that we manage. The most significant terms of the leasing arrangements for our offices are the length of the lease and the rent. Our leases have terms varying in duration. The rent payable under our office leases vary significantly from location to location as a result of differences in prevailing commercial real estate rates in different geographic locations. Our management believes that except as provided below, no single office lease is material to our business, results of operations or financial condition. In addition, our management believes there is adequate alternative office space available at acceptable rental rates to meet our needs, although adverse movements in rental rates in some markets may negatively affect our profits in those markets when we enter into new leases.

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

Item 4.	Mine Safety Disclosures
Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
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

	Common Stock
	High	Low
Fiscal year 2011
Quarter ended March 31, 2011	$11.02	$9.90
Quarter ended June 30, 2011	$12.30	$10.70
Quarter ended September 30, 2011	$12.55	$10.40
Quarter ended December 31, 2011	$12.79	$10.25
Fiscal year 2010
Quarter ended March 31, 2010	$10.15	$8.90
Quarter ended June 30, 2010	$11.50	$9.98
Quarter ended September 30, 2010	$10.83	$9.37
Quarter ended December 31, 2010	$10.77	$9.26
Holders
As of March 5, 2012, we had 69 holders of record of our common stock and five holders of record of our warrants.
Dividend Policy
Beginning in the third quarter of 2011, we have paid quarterly dividends on our common stock. During 2011, we paid dividends on our common stock of $0.08 per share. In December 2011, our board of directors declared a quarterly dividend of $0.04 per share that was paid in January 2012 to shareholders of record at the close of business on December 31, 2011.
Cumulative dividends on our Series A and Series B Preferred Stock accrue at an annual rate of 6.00% and 6.452%, respectively, of the purchase price, subject to adjustment under certain circumstances. The dividends are payable quarterly in arrears when, as and if declared by our board of directors. The declaration and payment of any future dividends is at the sole discretion of our board of directors and will depend on, among other things, our operating results, overall financial condition, capital requirements and general business conditions.
Recent Sales of Unregistered Securities
None
Equity Compensation Plan Information
See Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Performance graph

The graph below compares the cumulative total return of our common stock from December 3, 2007, the date that our common stock first became tradable separately, through December 31, 2011, with the comparable cumulative return of companies comprising the S&P 500 Index and a peer issuer selected by us. The peer issuer is a company in the real estate services and investment industry. As a result, the performance of our common stock relative to the performance of the common stock of the peer issuer prior to November 13, 2009, may not be representative of future results. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index and a peer issuer selected by us over the indicated time periods, and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
12/3/2007
2/3/2008
4/3/2008
6/3/2008
8/3/2008
10/3/2008
12/3/2008
2/3/2009
4/3/2009
6/3/2009
8/3/2009
10/3/2009
12/3/2009
2/3/2010
4/3/2010
6/3/2010
8/3/2010
10/3/2010
12/3/2010
2/3/2011
4/3/2011
6/3/2011
8/3/2011
10/3/2011
12/3/2011
KW
S&P 500
Peer

 Note: The peer, CB Richard Ellis, is a comparable beginning November 13, 2009.

Purchases of Equity Securities by the Company and Affiliated Purchasers in the Fourth Quarter of 2011

Period	Total Number of Warrants Purchased		Average Price Paid per Warrant	Total Number of Warrants Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Warrants that May be Purchased under the Plans or Programs
Warrants
October 1 to October 31	250,000	(1)	$1.75	250,000	8,157,448
November 1 to November 30	—		—	—	8,157,448
December 1 to December 31	1,721,804	(1)	1.89	1,721,804	6,435,644
______________________________________
(1)     Warrants repurchased under a plan announced April 30, 2010, approving the repurchase of up to 7.5 million outstanding warrants. On September 21, 2010, the Board of Directors approved an increase to the number of warrants subject to the plan by 5 million.

Item 6.	Selected Financial Data
The following tables summarize our selected historical consolidated financial information. This information was derived from our audited financial statements for each of the years ended December 31, 2011, 2010, 2009, 2008 and 2007. This information is only a summary. You should read this information together in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this document.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Statements of operations data:
Revenue	$62,633,000	$50,536,000	$86,235,000	$32,225,000	$33,393,000
Merger-related expenses	—	2,225,000	16,120,000	—	—
Other operating expenses	66,052,000	67,712,000	78,752,000	32,571,000	43,180,000
Equity in joint venture income	12,507,000	10,548,000	8,019,000	10,097,000	27,433,000
Interest income from loan pool participations and notes receivable	7,886,000	11,855,000	—	—	—
Net income (loss)	7,478,000	6,485,000	(9,657,000)	667,000	9,037,000
Basic (loss) earnings per share	$(0.05)	$(0.03)	$(0.57)	$0.03	$0.44

	As of December 31,
	2011	2010	2009	2008	2007
Balance sheet data:
Cash and cash equivalents	$115,926,000	$46,968,000	$57,784,000	$25,831,000	$24,248,000
Investments in real estate and joint ventures	459,247,000	349,587,000	228,305,000	190,915,000	80,026,000
Investments in loan pool participations	89,951,000	25,218,000	—	—	—
Total assets	792,776,000	487,848,000	336,257,000	256,837,000	145,814,000
Debt	320,133,000	127,782,000	127,573,000	131,423,000	65,084,000
Kennedy-Wilson equity	410,235,000	300,192,000	177,314,000	105,551,000	56,857,000
Total equity	$413,568,000	$312,906,000	$179,336,000	$105,802,000	$57,076,000
Business Combination
See Note 3 of our Notes to the Consolidated Financial Statements for discussion of the business combinations that occurred during the years ended December 31, 2011, 2010 and 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See the section title "Forward-Looking Statements" for more information. Actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed in “Risk Factors” on page 5 and elsewhere in this report.
Overview
Founded in 1977, we are an international real estate investment and services firm. We have grown from a real estate auction business into a vertically-integrated real estate operating company with approximately 300 professionals in 23 offices throughout the U.S., United Kingdom, Ireland and Japan.
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

Kennedy Wilson's 2011 Highlights
Balance sheet

•	Our book net worth increased by 37% to $410 million at December 31, 2011 from $300 million as of December 31, 2010.

•
Our investment account (Kennedy Wilson's equity in real estate, loan investments and marketable securities) increased by 60% to $583 million at December 31, 2011 from $364 million as of December 31, 2010.

•	We increased our year-end cash position by 147% to $116 million at December 31, 2011 from $47 million at December 31, 2010.
Operating metrics

•	We achieved an Adjusted EBITDA of $71 million for FY 2011: our best year in history versus an Adjusted EBITDA in 2010 of $58 million, an increase of 22%.

•	Our services segment Adjusted EBITDA for FY 2011 increased by 171% to $26 million from $9 million for FY 2010.

•	Our investments segment Adjusted EBITDA for FY 2011 decreased by 6% to $53 million from $56 million for FY 2010.
Capital markets

•	We completed our first public debt offering, issuing $250 million of senior notes.

•	We completed two stock offerings, raising gross proceeds of approximately $127 million.

•	We refinanced $838 million of property level debt at an average rate of 3.5% and average maturity of July 2016.
Acquisition program

•
In 2011, we closed $3.1 billion of real estate and real estate related debt acquisitions through direct and joint venture investments (including approximately $2.2 billion of debt secured by real estate and $536 million of multifamily acquisitions).

•	We, along with equity partners, acquired the largest apartment building by units on the West Coast (Bella Vista: 1,008 units).

•	We, along with equity partners, acquired the largest loan portfolio in Europe in the current cycle (UK-based loan pool with $2.2 billion in unpaid principal balance).

•	We, along with equity partners, acquired the largest multi-tenant office portfolio in Los Angeles (five building LA portfolio).
Service business

•	Our management and leasing fees increased by 27% to $27 million for FY 2011 from $21 million for FY 2010.

•	Our commissions increased by 156% to $30 million for FY 2011 from $12 million for FY 2010.

•	Our assets under the Company's management totaled approximately $11.8 billion as of December 31, 2011 as compared to $7.0 billion as of December 31, 2010, a 69% increase year over year.

•
We achieved approximately $215 million of sales via auction and conventional sales in 2011: 13 builder/new home auctions in California, Washington, Oregon, Texas, Florida, North Carolina, South Carolina, and Utah; nine scattered auctions in California, Washington, and Oregon; and six conventional sales programs in California;

United Kingdom and Ireland

•	In June 2011, Kennedy Wilson established offices in Dublin, Ireland and London, England. Today, the operations in the United Kingdom and Ireland are home to 20 team members.

•	Secured a contract to manage assets, located primarily in Western Europe, with an estimated value of approximately $2.3 billion.

•	Sourced and acted as an advisor on the $1.5 billion equity investment in the Bank of Ireland.

•	Acquired, with our equity partners, UK-based loan portfolio with $2.2 billion in unpaid principal balance.
Japan

•	Maintained 95% occupancy in 50 apartment buildings and over 2,400 units for 2011.

•	Refinanced more than $186 million of property level debt at a weighted average interest rate of 2.3%.

•	The portfolio distributed approximately $36 million to the Company and our partners since September 2010.

Critical Accounting Policies
Basis of Presentation—The consolidated financial statements include the accounts of ourselves and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, we evaluate our relationships with other entities to identify whether they are variable interest entities (VIE) as defined by FASB Accounting Standards Codification (ASC) Subtopic 810 – Consolidation and to assess whether we are the primary beneficiary of such entities. In determining whether we are the primary beneficiary of a VIE, qualitative and quantitative factors are considered, including, but not limited to: the amount and characteristics of our investments; the obligation or likelihood for us to provide financial support; and our ability to control or significantly influence key decisions for the VIE. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions. As of December 31, 2011, we have determined that we do not have any consolidated investments which are VIEs.
Our investments in unconsolidated subsidiaries in which we have the ability to exercise significant influence over operating and financial policies, but do not control, or entities which are variable interest entities in which we are not the primary beneficiary are accounted for under the equity method. Accordingly, our share of the earnings from these equity-method basis companies are included in our consolidated statements of operations and comprehensive (loss) income. As of December 31, 2011, we had investments in four unconsolidated subsidiaries which are VIEs in which we are not the primary beneficiary and therefore account for them under the equity method.
Revenue Recognition—Revenue primarily consists of management fees, performance fees, commission revenue and sales of real estate.
Management fees are primarily comprised of property management fees and base asset management fees. Property management fees are earned for managing the operations of real estate assets and are based on a fixed percentage of the revenues generated from the respective real estate assets. Base asset management fees are earned from limited partners of funds we sponsor and are generally based on a fixed percentage of committed capital or net asset value. These fees are recognized as revenue ratably over the period that the respective services are performed.
Performance fees or carried interest are allocated to the general partner, special limited partner or asset manager of our real estate funds and loan pool participations based on the cumulative performance of the fund and loan pools and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, we calculate the performance fee that would be due to the general partner, special limited partner or asset manager's interests for a fund or loan pool, pursuant to the fund agreement or participation agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to us to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. Substantially all of the carried interest is recognized in equity in joint venture income and substantially all of the performance fees are recognized in management and leasing fees in our consolidated statements of operations and comprehensive (loss) income. Total performances fees accrued through December 31, 2011 that may be reversed in future periods if there is negative fund performance were $2.5 million. Performance fees recognized during the year ended December 31, 2011 and 2010 were $0.9 million and $1.6 million, respectively.
Commissions primarily consist of acquisition fees, auction and real estate sales commissions and leasing commissions.

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
Investments in Joint Ventures—We have a number of joint venture interests, generally ranging from 5% to approximately 50%, that were formed to acquire, manage, and/or sell real estate. Investments in joint ventures which we do not control are accounted for under the equity method of accounting as we can exercise significant influence, but do not have the ability to control the joint venture. An investment in a joint venture is recorded at its initial investment and is increased or decreased by our share of undistributed income or loss, plus additional contributions and less distributions. A decline in the value of an investments in a joint venture that is other than temporary is recognized when evidence indicates that such a decline has occurred in accordance with Equity Method Investments ASC Subtopic 323-10.
Profits on the sale of real estate held by joint ventures in which we have continuing involvement are deferred until such time that the continuing involvement has been concluded and all the risks and rewards of ownership have passed to the buyer. Profit on sales to joint ventures in which we retain an equity ownership interest results in partial sales treatment in accordance with Sale of Real Estate ASC Subtopic 360-20, thus deferring a portion of the gain as a result of our continuing ownership percentage in the joint ventures.
We have three investments in joint ventures, KW Property Fund III, L.P. (KW Fund III), Kennedy Wilson Real Estate Fund IV, L.P. (Fund IV) and SG KW Venture I, LLC (the Funds) that are investment companies under the Investment Companies ASC Subtopic 946-10. Thus, the Funds reflect their investments at fair value, with unrealized gains and losses resulting from changes in fair value reflected in their earnings. We have retained the specialized accounting for the Funds pursuant to Retention of Specialized Accounting for Investments in Consolidation ASC Subtopic 810-10 in recording its equity in joint venture income from the Funds.
Additionally, we elected the fair value option for two investments in joint venture entities that were acquired during 2008. We elected to record these investments at fair value to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations.
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
Investments in Loan Pool Participations and Notes Receivable—Interest income from investments in loan pool participations and note receivable pools are recognized on a level yield basis under the provisions of Loans and Debt Securities Acquired with Deteriorated Credit Quality ASC Subtopic 310-30, where a level yield model is utilized to determine a yield rate which, based upon projected future cash flows, accretes interest income over the estimated holding period. In the event that the present value of those future cash flows is less than net book value, a loss would be immediately recorded. When the future cash flows of a note cannot be reasonably estimated, cash payments are applied to the cost basis of the note until it is fully recovered before any interest income is recognized.
Derivative Instruments and Hedging Activities—We have joint ventures with derivatives to reduce our exposure to foreign currencies. We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. If the derivative qualifies for hedge accounting, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of the stockholders’ equity accounts. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Earnings per Share—Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed based upon the weighted average number of shares of common stock and potentially dilutive securities outstanding during the periods presented. The dilutive impact of potentially dilutive securities including warrants, convertible securities, and unvested stock which were outstanding during the period is calculated by the “treasury stock” method.
Share-Based Payment Arrangements—We account for our share-based payment arrangements under the provisions of Share-Based Payments ASC Subtopic 718-10. Compensation cost for employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the share-based award that is ultimately settled in our equity. The cost of employee services are recognized over the period during which an employee provides service in exchange for the share-based payment award. Share-based payment arrangements that vest ratably over the requisite service period are recognized on the straight-line basis and performance awards that vest ratably are recognized on a tranche by tranche basis over the performance period. Unrecognized compensation costs for share-based payment arrangements that have been modified are recognized over the original service or performance period.

Fair Value Option—We account for financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with changes in fair value reported in earnings in accordance with the provisions of Fair Value Measurements and Disclosures ASC Subtopic 820-10.
Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In accordance with Accounting for Uncertainty in Income Taxes ASC Subtopic 740-10, we recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
We record interest related to unrecognized tax benefits in interest expense and penalties in selling, general, and administrative expenses.

Results of Operations
The following table sets forth items derived from our consolidated statement of operations for the years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31
	2011	2010	2009
Revenue
Management and leasing fees	$27,116,000	$21,330,000	$19,164,000
Commissions	29,960,000	11,734,000	4,931,000
Sale of real estate	417,000	13,472,000	59,397,000
Rental and other income	5,140,000	4,000,000	2,743,000
Total revenue	62,633,000	50,536,000	86,235,000
Operating expenses
Commission and marketing expenses	3,965,000	3,186,000	3,411,000
Compensation and related expenses	41,129,000	38,155,000	24,789,000
Merger related expenses	—	2,225,000	16,120,000
Cost of real estate sold	397,000	11,526,000	41,931,000
General and administrative	14,455,000	11,314,000	6,351,000
Depreciation and amortization	2,798,000	1,618,000	1,122,000
Rental operating expense	3,308,000	1,913,000	1,148,000
Total operating expenses	66,052,000	69,937,000	94,872,000
Equity in joint venture income	12,507,000	10,548,000	8,019,000
Interest income from loan pool participations and notes receivable	7,886,000	11,855,000	—
Operating income (loss)	16,974,000	3,002,000	(618,000)
Non-operating income (expense)
Interest income	2,306,000	854,000	502,000
Remeasurement gain	6,348,000	2,108,000	—
Gain on early extinguishment of mortgage debt	—	16,670,000	—
Loss on early extinguishment of corporate debt	—	(4,788,000)	—
Interest expense	(20,507,000)	(7,634,000)	(13,174,000)
Other than temporary impairment	—	—	(328,000)
Income (loss) from continuing operations before benefit from (provision for) income taxes	5,121,000	10,212,000	(13,618,000)
Benefit from (provision for) income taxes	2,014,000	(3,727,000)	3,961,000
Income (loss) from continuing operations	7,135,000	6,485,000	(9,657,000)
Income from discontinued operations, net of income taxes	8,000	—	—
Gain from sale of real estate, net of income taxes	335,000	—	—
Net income (loss)	7,478,000	6,485,000	(9,657,000)
Net income attributable to the noncontrolling interests	(1,132,000)	(2,979,000)	(5,679,000)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	6,346,000	3,506,000	(15,336,000)
Preferred stock dividends and accretion of issuance costs	(8,744,000)	(4,558,000)	—
Net income (loss) attributable to Kennedy Wilson Holdings, Inc. common shareholders	$(2,398,000)	$(1,052,000)	$(15,336,000)
EBITDA (1)	$66,122,000	$48,108,000	$18,620,000
Adjusted EBITDA (2)	$71,177,000	$58,427,000	$37,054,000
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
Additionally, we use certain non-GAAP measures to analyze our business, they include EBITDA(1) and Adjusted EBITDA(2) calculated as follows:

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$7,478,000	$6,485,000	$(9,657,000)
Add back:
Interest expense	20,507,000	7,634,000	13,174,000
Kennedy-Wilson's share of interest expense included in investment in joint ventures and loan pool participations	23,453,000	13,802,000	10,468,000
Depreciation and amortization	2,798,000	1,618,000	1,122,000
Kennedy-Wilson's share of depreciation and amortization included in investment in joint ventures	13,900,000	10,054,000	7,474,000
Loss on early extinguishment of corporate debt	—	4,788,000	—
Income taxes	(2,014,000)	3,727,000	(3,961,000)
EBITDA (1)	66,122,000	48,108,000	18,620,000
Add back:
Merger related expenses, including compensation related and general and administrative	—	2,225,000	16,120,000
Stock based compensation	5,055,000	8,094,000	2,314,000
Adjusted EBITDA (2)	$71,177,000	$58,427,000	$37,054,000
—————
(1)  (2)  See definitions in previous discussion.

The following summarizes revenue, operating expenses, non-operating expenses, operating income (loss) and net income (loss) and calculates EBITDA(1) and Adjusted EBITDA(2) by our services, investments, and corporate operating segments years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
Services
Management and leasing fees and commissions	$57,076,000	$33,064,000	$24,095,000
Operating expenses	31,499,000	23,701,000	20,569,000
Operating income	25,577,000	9,363,000	3,526,000
Net income	25,577,000	9,363,000	3,526,000
Add back:
Depreciation and amortization	143,000	117,000	70,000
EBITDA and Adjusted EBTIDA (1) (2)	$25,720,000	$9,480,000	$3,596,000
—————
(1)  (2) See definitions in previous discussion.

	Year Ended December 31,
	2011	2010	2009
Investments
Rental and other income and sale of real estate (3)	$5,557,000	$17,472,000	$62,114,000
Operating expenses	21,722,000	27,585,000	50,377,000
Equity in income of joint ventures	12,507,000	10,548,000	8,019,000
Income from loan pool participations and notes receivable	7,886,000	11,855,000	—
Operating income	4,228,000	12,290,000	19,756,000
Interest income - related party	2,021,000	—	—
Remeasurement gain	6,348,000	2,108,000	—
Gain on extinguishment of debt	—	16,670,000	—
Interest expense	(1,552,000)	(676,000)	(5,106,000)
Other than temporary impairment	—	—	(328,000)
Income (loss) from continuing operations	11,045,000	30,392,000	14,322,000
Income from discontinued operations, net of income taxes	8,000	—	—
Gain from sale of real estate	335,000	—	—
Net income	11,388,000	30,392,000	14,322,000
Add back:
Interest expense	1,552,000	676,000	5,106,000
Kennedy-Wilson's share of interest expense included in investment in joint ventures and loan pool participation	23,453,000	13,802,000	10,468,000
Depreciation and amortization	2,420,000	1,342,000	919,000
Kennedy-Wilson's share of depreciation and amortization included in investment in joint ventures	13,900,000	10,054,000	7,474,000
EBITDA and Adjusted EBTIDA (1) (2)	$52,713,000	$56,266,000	$38,289,000
—————
(1)  (2) See definitions in previous discussion.
(3) Consolidated results

	Year Ended December 31,
	2011	2010	2009
Corporate:
Revenue	$—	$—	$26,000
Operating expenses	12,831,000	18,651,000	23,926,000
Operating loss	(12,831,000)	(18,651,000)	(23,900,000)
Interest income	285,000	192,000	102,000
Interest income - related party	—	662,000	400,000
Loss on early extinguishment of debt	—	(4,788,000)	—
Interest expense	(18,955,000)	(6,958,000)	(8,068,000)
Provision for income taxes	2,014,000	(3,727,000)	3,961,000
Net loss	(29,487,000)	(33,270,000)	(27,505,000)
Add back:
Interest expense	18,955,000	6,958,000	8,068,000
Depreciation and amortization	235,000	159,000	133,000
Loss on early extinguishment of debt	—	4,788,000	—
Provision for income taxes	(2,014,000)	3,727,000	(3,961,000)
EBITDA (1)	(12,311,000)	(17,638,000)	(23,265,000)
Add back:
Merger related compensation and related expenses	—	2,225,000	16,120,000
Stock based compensation	5,055,000	8,094,000	2,314,000
Adjusted EBITDA (2)	$(7,256,000)	$(7,319,000)	$(4,831,000)
—————
(1)  (2) See definitions in previous discussion.

The following compares results of operations for the years ended December 31, 2011 and December 31, 2010 and years ended December 31, 2010 and December 31, 2009.
Our Consolidated Financial Results and Comparison of the years ended December 31, 2011 and 2010
Our revenues for the year ended December 31, 2011 and 2010 were $62.6 million and $50.5 million, respectively. Total operating expenses for the same periods were $66.1 million and $69.9 million, respectively. Net loss attributable to our common shareholders was $2.4 million and $1.1 million in 2011 and 2010, respectively. Adjusted EBITDA was $71.2 million and $58.4 million in 2011 and 2010, respectively.
Revenues
Services Segment Revenues
Third Party Services - These are management and leasing fees as well as commissions earned from third parties and relate to assets in which we do not have an ownership interest.
Our third party management and leasing services generated revenues of $12.6 million in 2011 compared to approximately $8.9 million in 2010. The increase primarily relates to our acquisitions of the real estate investment management division of the Bank of Ireland and the UK-based loan pool, which provided additional asset management fees of $3.4 million in the year ended December 31, 2011.
In 2011, our third party commission revenues stayed fairly consistent with prior year at $5.8 million compared to approximately $6.4 million in 2010.
Related Party Services - These are management and leasing fees as well as commissions earned from our equity partners and relate to assets in which we have an ownership interests in.
Our related party management and leasing services generated revenues of $14.5 million in 2011 compared to approximately $12.4 million in 2010. The increase is due to a full year of asset management fees earned on acquisitions in 2010 and additional fees earned on 2011 acquisitions.
In 2011, our related party commission revenues were $24.2 million compared to approximately $5.4 million in 2010. The increase in commission revenue was primarily driven primarily by $13.3 million of fees related to the acquisition of the $2.2 billion UK-based loan portfolio and $8.3 million of fees related to the $1.5 billion recapitalization of the Bank of Ireland.
Investments Segment Revenues
Rental and other income increased to $5.1 million in 2011 from $4.0 million in 2010. The $1.1 million increase is due to Kennedy-Wilson's foreclosure on four assets in the consolidated loan portfolio and the 100% acquisition of equity acquired in an approximate 200,000 square foot office portfolio in Oakland, California in 2011.
Sale of real estate decreased to $0.4 million in 2011 from $13.5 million in 2010. The decrease is primarily attributable to the sale of a controlling interest in land in Kent, Washington in 2011 as compared to the sale of 11 condominium units in southern California and the sale of a 50% interest in an apartment project in northern California in 2010.
Operating Expenses
Operating expenses in 2011 were approximately $65.7 million (not including cost of real estate sold), as compared to $58.4 million in 2010. This increase in operating expenses is a result of the growth in the size of our company as well as the increase in revenues. Revenues before sales of real estate increased approximately 68% in 2011 as compared to 2010 while operating expenses before cost of real estate sold increased only 12% in 2011 as compared to 2010. Additionally, Adjusted EBITDA grew by 21.8% from year over year.
Services Segment Operating Expenses
Commissions and marketing expenses increased to $4.0 million in 2011 from $3.2 million in 2010. The increase is primarily attributable to commissions related to raising capital.
Compensation and related expenses were approximately $20.6 million in 2011, as compared to $15.4 million in 2010. The increase is primarily attributed to discretionary compensation paid to employees which is commensurate with the increase in our services segment Adjusted EBITDA in 2011 as compared to 2010.
General and administrative expenses were $6.7 million in 2011 as compared to $5.0 million in 2010. The increase is primarily related to increased general and administrative expenses required to support the growth in our company and the associated growth in service revenues.
Investments Segment Operating Expenses
Compensation and related expenses were approximately $11.4 million in 2011 as compared to $9.3 million in 2010. The increase is primarily attributable to discretionary compensation paid to employees.
Cost of real estate sold decreased to $0.4 million in 2011 from $11.5 million in 2010. The decrease is primarily attributable to the sale of a controlling interest in land in Kent, Washington in 2011 as compared to the sale of 11 condominium units in southern California and the sale of a 50% interest in an apartment project in northern California in 2010.
Rental operating expenses in 2011 and 2010 were approximately $3.3 million and $1.9 million, respectively, an increase of 73% from 2010 to 2011. The increase is due to Kennedy-Wilson's foreclosure on four assets in the consolidated loan portfolio and the acquisition of the outstanding partnership interests to achieve ownership of an approximate 200,000 square foot office portfolio in Oakland, California in 2011.
General and administrative expenses were $4.1 million in 2011 as compared to $3.5 million in 2010. The increase is primarily related to increased general and administrative expenses required to support the growth in our company and the associated equity in income generated from our investment segment.
Depreciation and amortization expense increased to $2.4 million in 2011, a 80% increase from $1.3 million in 2010. The increase is primarily attributable to Kennedy-Wilson's foreclosure on four assets in the consolidated loan portfolio and the acquisition of the outstanding partnership interests to achieve ownership of an approximate 200,000 square foot office portfolio in Oakland, California, in 2011.
Corporate Operating Expenses
Compensation and related expenses were approximately $9.1 million in 2011, as compared to $13.4 million in 2010. The decrease is primarily related to $5.1 million of stock compensation expense in 2011 as compared to $8.1 million in 2010 associated with the 2009 Equity Participation Plan.

Merger related expenses were $2.2 million for the year ended December 31, 2010. These were costs incurred in connection with the Merger.
General and administrative expenses were $3.6 million in 2011, as compared to $2.8 million in 2010. The increase is primarily related to increased general and administrative expenses required to support the growth in our company.
Investments Segment Equity in Joint Venture Income
Investments in joint ventures generated income of $12.5 million in 2011, an increase of $2.0 million from income of $10.5 million recorded in 2010, due primarily to $4.3 million of unrealized fair value gains recognized in 2011 versus $6.2 million in 2010. This decrease in fair value gains recognized was offset by improved operating results at the joint venture level due to decreased cost financing costs achieved in refinances that took place in 2010 and 2011. In order to get a more accurate picture of cash available for distribution at the joint venture, we look at equity in joint venture income before of our share of depreciation included in investment in joint ventures. Our share of depreciation generated at the joint venture level was $13.9 million for 2011 and $10.1 million for 2010, respectively.
Investments Segment Income from Loan Pool Participations and Notes Receivable
Income from loan pool participations and notes receivable generated income of $7.9 million in 2011 as compared to $11.9 million in 2010. This can be attributed to a decrease in accretion income recognized on our loan pools purchased during 2010 due to an increase in the estimated resolution periods as well as foreclosure on certain underlying real estate collateral. Additionally, the 2011 results only include two months of accretion related to our investment in the UK-based loan pool. We expect accretion related to that investment to grow in 2012.
Non-Operating Items
Remeasurement gain was $6.3 million for the year ended December 31, 2011 compared to $2.1 million for the same period 2010. The remeasurement gain in 2011 is primarily attributed to a gain recognized in connection with the purchase of a 200,000 square foot office portfolio in Oakland, California with a fair value in excess of the price paid as compared to the purchase of a controlling joint venture interest in a project in Northern California with a fair value in excess of the price paid during the same period in 2010.
We achieved a gain on early extinguishment of debt of $16.7 million in 2010 related to the purchase of debt on a 2,700 acre ranch in Hawaii at a discount. No such gain was recorded in 2011.
Loss on early extinguishment of debt was $4.8 million for 2010. The loss was related to the early extinguishment of convertible subordinated debt at an amount that was above face value and the associated decrease in the value of the beneficial conversion feature. No similar loss was recorded in 2011.
Interest expense was $20.5 million in 2011 as compared to $7.6 million in 2010. The increase is primarily attributable to the $250 million senior notes issued in April 2011 bearing interest at a rate of 8.75%. Additionally, in 2010, we paid off our convertible subordinated note.
Benefit from income taxes was $2.0 million in 2011 as compared to a provision for income taxes of $3.7 million in 2010. During 2011, a majority of our taxable income was earned directly by our Irish subsidiaries which are taxed at the foreign tax rate of 12.5%, resulting in a rate differential and benefit from income taxes. During 2010, a majority of our income was earned directly in the United States which is taxed at the federal rate of approximately 34%.
Income from discontinued operations was $0.3 million in 2011. The income relates to the foreclosure sale of a property from our consolidated loan pool.
We had net income of $1.1 million attributable to a non-controlling interest in 2011 compared to $3.0 million in 2010. The decrease is primarily due to the 2010 allocation to the noncontrolling interest in the income of the loan pool participations for reasons described above.
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

Revenues
Services Segment Revenues
Third Party Services - These are management and leasing fees as well as commissions earned from third parties and relate to assets in which we do not have an ownership interest.
Our third party management and leasing generated revenues was $8.9 million in 2010 compared to approximately $9.0 million in 2009. Year over year, our third party management and leasing revenue stayed fairly consistent as we saw increased opportunity in the investment management side of our services business.
In 2010, our third party commission revenues was $6.4 million compared to approximately $4.2 million in 2009. The increase in third party commission revenue was primarily related to a $1.9 million or 46% increase in auction fees from increased auction sales in 2010 versus 2009.
Related Party Services - These are management and leasing fees as well as commissions earned from our equity partners and relate to assets in which we have ownership interests in.
Our related party management and leasing generated revenues was $12.4 million in 2010 compared to approximately $10.1 million in 2009. Comparing the two years, management and leasing fees increased $2.2 million or 11% which is primarily due to increased asset management fees generated from the increased acquisition activity.
In 2010, our related party commission revenues was $5.4 million compared to approximately $0.7 million in 2009. The increase is primarily due to $3.0 million or 304% increase in acquisition fees related to the increased acquisition activity in our investment business.
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
Investments Segment Income from Loan Pool Participations and Notes Receivable
Income from loan pool participations and notes receivable generated income of $11.9 million for 2010 as compared to no income for 2009. The increase can be attributed accretion income recognized on the purchased loan pools, with equity partners and wholly owned, of over $650 million of unpaid principal balance.
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
During the year ended December 31, 2011, the Company earned $20.0 million related to operations in the United Kingdom and Ireland. Foreign taxes of $2.6 million are included in the consolidated tax provision for income taxes related to the portion of income earned directly by the United Kingdom and Ireland subsidiaries for the year ended December 31, 2011. US domestic taxes have not been provided for in the consolidated tax provision on amounts earned directly by these subsidiaries since it is the Company's plan to indefinitely invest amounts earned by these subsidiaries in the United Kingdom and Ireland operations. If these subsidiaries' earnings were repatriated to the United States additional US domestic taxes of $4.2 million would be incurred. Additionally, approximately $16 million of our consolidated cash and cash equivalents is held by our United Kingdom and Irish subsidiaries.
Cash Flows
Net cash used in operating activities totaled $6.0 million for the year ended December 31, 2011, which primarily included net income of $7.5 million, operating distributions from joint ventures of $3.6 million operating distributions from loan pool participations of $2.4 million and stock compensation expense of $5.1 million offset by a fair value remeasurement gain of $6.3 million related acquisition of 100% of the equity in the office portfolio, equity in joint venture income of $12.5 million and accretion of income on loan pool participation of $6.7 million
For the year ended December 31, 2011 Kennedy Wilson used $198.1 million for investing activities. During 2011, Kennedy Wilson advanced Bay Area Smart Growth Fund II, LLC, an equity method investment and related party, an additional $1.0 million, bearing interest at a rate of 10%. The outstanding principal balance of $2.0 million was collected during 2011. Kennedy Wilson also advanced an additional $1.0 million, bearing interest at a rate of 9%, to 5th and Madison, LLC, an equity method investment and related party. In addition, $24.1 million was issued and advanced to and $1.9 million was collected from KW Property Fund II, LP, an equity method investment and related party. The note bears interest at a rate of 15%. Kennedy Wilson also advanced $9.1 million and collected $1.0 million from KW Property Fund I, LP an equity method investment and related party. Kennedy Wilson issued and advanced, through a promissory note, $6.1 million to a certain borrower, secured by a 16-unit condominium property in Los Angeles, California bearing interest at a rate of 12%. In addition $3.6 million was received related to the payoff of one loan in the loan pool.
During the year ended December 31, 2011, Kennedy Wilson sold one of the properties it had foreclosed upon which had served as collateral for the loans within the loan pool. As a result of the sale of the property, net proceeds of $6.6 million were received and a gain of $0.3 million was recognized. In addition, a piece of land was sold during 2011 and net proceeds of $0.4 million were received and an immaterial gain recognized.
Also during the year ended December 31, 2011, Kennedy Wilson invested $32.8 million in 234.0 million units of ordinary stock of the Bank of Ireland.
During the year ended December 31, 2011, Kennedy Wilson received $32.7 million in capital distributions from its joint ventures. Fourteen new joint ventures were formed during 2011 and Kenndey-Wilson invested $63.6 million into them. Additional contributions to existing joint venture totaled $40.3 million. Of this amount, $8.1 million was used by a few joint ventures to pay down or refinance existing debt, $14.2 million was contributed to joint venture in Japan for the purposes of refinancing a large portion of the Japanese multifamily portfolio, $10.3 million to increase Kennedy Wilson's interest in a project in Northern California, $2.0 million to increase its investment in Elkhorn Partners.
During the year ended December 31, 2011, Kennedy Wilson contributed $127.6 million and acquired an interest in a portfolio consisting of 58 performing loans with 24 borrowers secured by real estate located in the United Kingdom. Subsequent to the acquisition, Kennedy Wilson sold a portion of its interest in the loan pools and received $66.8 million in distributions from the loan pool participation of which $0.4 million was recognized as a gain from the sale of the loan pool participation. Additionally, during 2011 Kennedy Wilson contributed $2.9 million in a loan portfolio comprised of nine nonperforming loans secured by eight retail properties located in Southern California.
For the year ended December 31, 2011, Kennedy Wilson had net cash provided by financing activities of $272.6 million. Kennedy Wilson, Inc. issued $250 million of senior notes with a stated interest rate of 8.75% payable on April 1 and October 1 of each year and maturing in April 2019. These notes were issued in two offerings. The first offering was issued at a discount, with an aggregate principal amount of $200 million, and an effective yield of 8.875%. The second offering was issued at a premium, with an aggregate principal amount of $50 million, and an effective yield of 8.486%. Total proceeds received from the offerings were $249.3 million. Debt issuance costs and fees paid as a result of these issuances totaled $7.2 million.
During the year ended December 31, 2011, Kennedy Wilson borrowed an additional $74.0 million on its line of credit and repaid in full the outstanding balance of $101.8 million on its line of credit. In addition, Kennedy Wilson paid off the outstanding balance of $24.8 million on its notes payable which were incurred primarily in connection with the acquisition of joint venture investments.
In connection with the acquisition of the 100% interest in the office portfolio in Oakland, California, Kennedy Wilson assumed a mortgage loan with a fair value of $16.0 million. Subsequent to the acquisition, the loan was repaid in full through proceeds from Kennedy Wilson and a refinancing of $12.0 million which bears interest at a fixed rate of 6.75% and matures in June 2016. Additionally, during the year ended December 31, 2011, Kennedy Wilson entered into a mortgage loan payable for$5.0 million secured by its 2,700-acre ranch in Hawaii. The note bears interest at the First Hawaiian Bank Prime Rate plus 2.50%, is interest only, and matures in April 2014. The loan was repaid in full during 2011. Kennedy Wilson also paid off a $2.9 million mortgage loan secured by an office building in Japan which carried a variable interest rate of the long-term prime lending rate plus 3.50%. Principal repayments of $10.6 million were made towards the mortgage loans in connections with the loan participation, which requires principal repayments based on release prices for settled loans in the loan participation.
During the year ended December 31, 2011, Kennedy Wilson issued, in a private placement, 4.8 million shares of the Company's common stock to an institutional investor and preferred shareholder, with total proceeds received of $51.4 million. Additionally, during 2011, Kennedy Wilson completed a secondary offering of 6.9 million shares of its common stock, which raised $71.7 million of net proceeds.
During 2010, Kennedy Wilson issued two series of Convertible Cumulative Preferred stock: Series A (100,000 shares) and Series B (32,550 shares). The Series A and Series B Preferred Stock have dividend rates of 6.0% and 6.452%, respectively, payable quarterly. During the year ended December 31, 2011, Kennedy Wilson paid cash dividends on the Series A and Series B preferred stock totaling $6.0 million and $2.1 million, respectively. Additionally, during the year ended December 31, 2011, Kennedy Wilson declared cash dividends on its common stock of $5.7 million and paid common dividends of $3.6 million.
The Board of Directors of Kennedy Wilson has authorized a warrant repurchase program enabling Kennedy Wilson to repurchase up to 12.5 million of its outstanding warrants. During the year ended December 31, 2011, Kennedy Wilson repurchased a total of 3.4 million shares of its outstanding warrants for total consideration of $6.1 million.

During the year ended December 31, 2011, contributions from noncontrolling interests totaled $4.5 million offset by distributions paid to them of $5.1 million.
We believe that existing cash and cash equivalents plus capital generated from property management and leasing, brokerage, sales of real estate owned, collections from notes receivable, as well as our current line of credit, will provide us with sufficient capital requirements for at least the next 12 months.
To the extent that we engage in additional strategic investments, including real estate, note portfolios, or acquisitions of other real estate related companies, we may need to obtain third-party financing which could include bank financing or the public sale or private placement of debt or equity securities.
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
Our need, if any, to raise additional funds to meet our capital requirements will depend on many factors, including the success and pace of the implementation of our strategy for growth. We regularly monitor capital raising alternatives to be able to take advantage of other available avenues to support our working capital and investment needs, including strategic partnerships and other alliances, bank borrowings, and the sale of equity or debt securities. We expect to meet the repayment obligations of senior notes payable and borrowings under lines of credit from cash generated by our business activities, including the sale of assets and the refinancing of debt.

Contractual Obligations and Commercial Commitments
At December 31, 2011, our contractual cash obligations, including debt, lines of credit, and operating leases included the following:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations
Borrowings: (1)
Mortgage loans payable	$30,748,000	$—	$4,656,000	$12,523,000	$13,569,000
Subordinated debt	40,000,000	—	—	—	40,000,000
Senior notes	250,000,000	—	—	—	250,000,000
Total borrowings	320,748,000	—	4,656,000	12,523,000	303,569,000
Operating leases	9,169,000	2,057,000	5,434,000	1,678,000	—
Total contractual cash obligations	$329,917,000	$2,057,000	$10,090,000	$14,201,000	$303,569,000
—————

(1)
See Notes 12-17 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year-$27,097,000; 1-3 years-$80,772,000; 4-5 years-$50,510,000; After 5 years: $58,125,000. The interest payments on variable rate debt have been calculated at the interest rate in effect as of December 31, 2011.

Significant indebtedness
Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay our obligations as they become due. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.
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
In July 2010, Kennedy-Wilson entered into a new unsecured revolving credit facility with US Bank and East West Bank, which effectively increased its existing revolving credit facility from $30.0 million to $75.0 million, extended the maturity date to August 2013, and established an interest rate floor of 4%. The facility is available for acquisitions and working capital. The facility bears interest at rates ranging from LIBOR plus 2.50% to LIBOR plus 3.00%, with a floor of 4%. As of December 31, 2011, there were no amounts outstanding under the unsecured revolving credit facility.
In April 2011, Kennedy-Wilson, Inc., a wholly-owned subsidiary of Kennedy-Wilson, issued $200.0 million in aggregate principal amount of its 8.750% senior notes due 2019, for approximately $198.6 million, net of discount. An additional $50.0 million in aggregate principal amount of its 8.75% senior notes due 2019, was issued for approximately $50.8 million, net of premium. Collectively, the issuances are referred to as "the Notes". The terms of the Notes are governed by an indenture, dated as of April 5, 2011, by and among the issuer, Kennedy-Wilson, as parent guarantor; certain subsidiaries of the issuer, as subsidiary guarantors; and Wilmington Trust FSB, as trustee. The Notes bear interest at 8.750% per annum. Interest is payable on April 1 and October 1 of each year, beginning on October 1, 2011, until the maturity date of April 1, 2019. The issuer's obligations under the Notes are fully and unconditionally guaranteed by Kennedy-Wilson and the subsidiary guarantors. At any time prior to April

1, 2015, the issuer may redeem the Notes, in whole or in part, at a price equal to 100% of the principal amount, plus an applicable "make-whole" premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2015, the issuer may redeem the Notes, in whole or in part, at the redemption prices specified in the indenture. Until April 1, 2014, the issuer may choose to redeem the Notes in an amount not to exceed in aggregate 35% of the original principal amount of the Notes together with any additional Notes issued under the indenture with money the issuer or Kennedy-Wilson raise in certain equity offerings. The amount of the 8.75% Notes included in the consolidated balance sheets, net of unamortized discount and premium, was $249.4 million at December 31, 2011.
The junior subordinated debentures, the unsecured credit facility with U.S. Bank and East West Bank, and the indenture governing the 8.75% senior notes contain numerous restrictive covenants that, among other things, limit Kennedy-Wilson's ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The unsecured credit facility and junior subordinated debentures also require Kennedy-Wilson to maintain a minimum tangible net worth and a specified amount of cash and cash equivalents.
The junior subordinated debentures require Kennedy-Wilson to maintain (i) a fixed charge coverage ratio (as defined in the indenture governing our junior subordinated debentures) of not less than 1.75 to 1.00, measured on a four-quarter rolling basis, and (ii) a ratio of total debt to net worth (as defined in the indenture governing the junior subordinated debentures) of not greater than 3.00 to 1.00 at anytime. As of the most recent quarter end, Kennedy-Wilson's fixed charge coverage ratio was 3.42 to 1.00 and its ratio of total debt to net worth was 0.78 to 1.00.
The unsecured credit facility also requires Kennedy-Wilson to maintain (i) a minimum rent adjusted fixed charge coverage ratio (as defined in the unsecured credit facility) of not less than 1.75 to 1.00, measured on a four-quarter rolling average basis and (ii) a maximum balance sheet leverage (as defined in the unsecured credit facility) of not greater than 1.50 to 1.00, measured at the end of each calendar quarter. As of the most recent quarter end, Kennedy-Wilson's adjusted fixed charge coverage ratio was 2.37 to 1.00 and its maximum balance sheet leverage was 0.75 to 1.00.
The indenture governing the 8.75% senior Notes limits Kennedy-Wilson's ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson's maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. During 2011, Kennedy-Wilson was in compliance with this ratio.
Off-Balance Sheet Arrangements
Guarantees
We have provided guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $26.7 million at December 31, 2011. The guarantees expire by the year end of 2016 and our performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sales proceeds of the property. If we were to become obligated to perform on these guarantees, it could have an adverse affect on our financial condition.
As of December 31, 2011, we have a unfulfilled capital commitments totaling $9.1 million to our joint ventures. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to joint ventures in satisfaction of our capital commitment obligations.
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
Impact of Inflation and Changing Prices
Inflation has not had a significant impact on the results of operations of our company in recent years and is not anticipated to have a significant impact in the foreseeable future. Our exposure to market risk from changing prices consists primarily of fluctuations in rental rates of commercial and residential properties, market interest rates on residential mortgages and debt obligations and real estate property values. The revenues associated with the commercial services businesses are impacted by fluctuations in interest rates, lease rates, real property values and the availability of space and competition in the market place. Commercial service revenues are derived from a broad range of services that are primarily transaction driven and are therefore volatile in nature and highly competitive. The revenues of the property management operations with respect to rental properties are highly dependent upon the aggregate rents of the properties managed, which are affected by rental rates and building occupancy rates. Rental rate increases are dependent upon market conditions and the competitive environments in the respective locations of the properties. Employee compensation is the principal cost element of property management. Economic trends in 2011 were characterized by general decrease in commercial leasing volume in the U.S.

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
The tables below represent contractual balances of our financial instruments at the expected maturity dates as well as the fair value at December 31, 2011. The expected maturity categories take into consideration actual amortization of principal and do not take into consideration reinvestment of cash. The weighted average interest rate for the various assets and liabilities presented the actual interest rates as of December 31, 2011. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or to refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal maturing in:							Fair Value
	2011	2012	2013	2014	2015	Thereafter	Total	December 31, 2011
	(in thousands)
Interest rate sensitive assets
Cash equivalents	$115,926	—	—	—	—	—	$115,926	$115,926
Average interest rate	0.29%	—	—	—	—	—	0.29%	—
Fixed rate receivables	485	18,048	22,674	—	—	—	41,207	41,207
Average interest rate	10.00%	10.02%	15.00%	—	—	—	10.00%	—
Total	$116,411	$18,048	$22,674	$—	$—	$—	$157,133	$157,133
Weighted average interest rate	0.33%	10.02%	15.00%	—%	—%	—%	3.56%
Interest rate sensitive liabilities
Variable rate borrowings	$—	$—	4,391	$—	$—	—	$4,391	$4,391
Average interest rate	—	—	4.25%	—	—	—	4.25%	—
Fixed rate borrowings	—	—	—	—	—	316,357	316,357	308,388
Average interest rate	—	—	—	—	—	8.51%	8.51%	—
Total	$—	$—	$4,391	$—	$—	$316,357	$320,748	$312,779
Weighted average interest rate	—%	—%	4.25%	—%	—%	8.51%	8.45%

Recently Issued Accounting Pronouncements

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
In June 2011, the FASB issued Accounting Standards Codification (ASC) Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Update No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Update 2011-05 requires an entity to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The adoption of this update is not expected to have a material impact to our financial statements.
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
We have audited the accompanying consolidated balance sheets of Kennedy-Wilson Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive (loss) income, equity and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the December 31, 2009 financial statements of KW Residential, LLC a 35% owned investee company as of December 31, 2009. Kennedy-Wilson Holdings, Inc.'s equity in joint venture income from KW Residential, LLC was $5,949,000 for the year ended December 31, 2009. The December 31, 2009 financial statements of KW Residential, LLC were audited by other auditors whose reports has been furnished to us, and our opinion, insofar as it relates to the December 31, 2009 amounts included for KW Residential, LLC, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of the other auditor on the 2009 financial statements of KW Residential, LLC, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kennedy-Wilson Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kennedy-Wilson Holdings, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
March 13, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Kennedy-Wilson Holdings, Inc.:
We have audited Kennedy-Wilson Holdings Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kennedy-Wilson Holdings Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Kennedy-Wilson Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kennedy-Wilson Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 13, 2012 expressed an unqualified opinion on those consolidated financial statements. Our report indicates that the December 31, 2009 financial statements of KW Residential, LLC were audited by other auditors and our opinion, insofar as it relates to the amounts included in the December 31, 2009 consolidated financial statements of Kennedy-Wilson Holdings, Inc. for KW Residential, LLC is based solely on the report of the other auditors.

/s/ KPMG LLP
Los Angeles, California
March 13, 2012

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$115,926,000	$46,968,000
Accounts receivable	3,114,000	2,097,000
Accounts receivable—related parties	15,612,000	7,062,000
Notes receivable	7,938,000	20,264,000
Notes receivable—related parties	33,269,000	3,837,000
Real estate, net of accumulated depreciation	115,880,000	82,701,000
Investments in joint ventures ($51,382,000 and $34,654,000 carried at fair value as of December 31, 2011 and 2010, respectively)	343,367,000	266,853,000
Investments in loan pool participations	89,951,000	25,218,000
Marketable securities	23,005,000	33,000
Other assets	20,749,000	8,850,000
Goodwill	23,965,000	23,965,000
Total assets	$792,776,000	$487,848,000

Liabilities
Accounts payable	$1,798,000	$1,504,000
Accrued expenses and other liabilities	24,262,000	9,064,000
Accrued salaries and benefits	14,578,000	10,721,000
Deferred tax liability	18,437,000	25,871,000
Senior notes payable	249,385,000	—
Notes payable	—	24,783,000
Borrowings under line of credit	—	27,750,000
Mortgage loans payable	30,748,000	35,249,000
Junior subordinated debentures	40,000,000	40,000,000
Total liabilities	379,208,000	174,942,000
Equity
Cumulative Preferred stock, $0.0001 par value, 1,000,000 shares authorized, $1,000 per share liquidation preference:
6.00% Series A, 100,000 shares issued and outstanding as of December 31, 2011 and 2010, mandatorily convertible on May 19, 2015	—	—
6.45% Series B, 32,550 shares issued and outstanding as of December 31, 2011 and 2010, respectively, mandatorily convertible on November 3, 2018	—	—
Common stock, $0.0001 par value, 125,000,000 shares authorized, 52,989,646 and 41,291,596 shares issued and 51,825,998 and 40,179,906 shares outstanding as of December 31, 2011 and 2010, respectively	5,000	4,000
Additional paid-in capital	407,335,000	284,669,000
Retained earnings	9,708,000	17,777,000
Accumulated other comprehensive income	5,035,000	9,043,000
Shares held in treasury at cost, $0.0001 par value, 1,163,648 and 1,111,690 held as of December 31, 2011 and 2010, respectively	(11,848,000)	(11,301,000)
Total Kennedy-Wilson Holdings, Inc. stockholders’ equity	410,235,000	300,192,000
Noncontrolling interests	3,333,000	12,714,000
Total equity	413,568,000	312,906,000
Total liabilities and equity	$792,776,000	$487,848,000
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income

	Year ended December 31,
	2011	2010	2009
Revenue
Management and leasing fees	$12,570,000	$8,913,000	$9,026,000
Management and leasing fees—related party	14,546,000	12,417,000	10,138,000
Commissions	5,777,000	6,359,000	4,204,000
Commissions—related party	24,183,000	5,375,000	727,000
Sale of real estate	417,000	3,937,000	52,699,000
Sale of real estate—related party	—	9,535,000	6,698,000
Rental and other income	5,140,000	4,000,000	2,743,000
Total revenue	62,633,000	50,536,000	86,235,000
Operating expenses
Commission and marketing expenses	3,965,000	3,186,000	3,411,000
Compensation and related expenses	41,129,000	38,155,000	24,789,000
Merger-related compensation and related expenses	—	2,225,000	12,468,000
Cost of real estate sold	397,000	2,714,000	36,179,000
Cost of real estate sold—related party	—	8,812,000	5,752,000
General and administrative	14,455,000	11,314,000	6,351,000
Merger-related general and administrative	—	—	3,652,000
Depreciation and amortization	2,798,000	1,618,000	1,122,000
Rental operating expense	3,308,000	1,913,000	1,148,000
Total operating expenses	66,052,000	69,937,000	94,872,000
Equity in joint venture income	12,507,000	10,548,000	8,019,000
Interest income from loan pool participations and notes receivable	7,886,000	11,855,000	—
Operating income (loss)	16,974,000	3,002,000	(618,000)
Non-operating income (expense)
Interest income	285,000	192,000	102,000
Interest income—related party	2,021,000	662,000	400,000
Remeasurement gain	6,348,000	2,108,000	—
Gain on early extinguishment of mortgage debt	—	16,670,000	—
Loss on early extinguishment of corporate debt	—	(4,788,000)	—
Interest expense	(20,507,000)	(7,634,000)	(13,174,000)
Other than temporary impairment	—	—	(328,000)
Income (loss) from continuing operations before benefit from (provision for) income taxes	5,121,000	10,212,000	(13,618,000)
Benefit from (provision for) income taxes	2,014,000	(3,727,000)	3,961,000
Income (loss) from continuing operations	7,135,000	6,485,000	(9,657,000)
Discontinued Operations
Income from discontinued operations, net of income taxes	8,000	—	—
Gain from sale of real estate, net of income taxes	335,000	—	—
Net income (loss)	7,478,000	6,485,000	(9,657,000)
Net income attributable to the noncontrolling interests	(1,132,000)	(2,979,000)	(5,679,000)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	6,346,000	3,506,000	(15,336,000)
Preferred stock dividends and accretion of issuance costs	(8,744,000)	(4,558,000)	—
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(2,398,000)	(1,052,000)	(15,336,000)
Other comprehensive (loss) income, net of tax	(4,008,000)	6,440,000	2,601,000
Total comprehensive (loss) income	$(6,406,000)	$5,388,000	$(12,735,000)
Basic and diluted (loss) income per share attributable to Kennedy-Wilson Holdings, Inc. common shareholders
Continuing operations	$(0.06)	$(0.03)	$(0.57)
Discontinued operations, net of income taxes	0.01	—	—
Earnings per share - basic and diluted (a)	$(0.05)	$(0.03)	$(0.57)
Weighted average shares outstanding for basic and diluted (loss) income per share	42,415,770	38,978,272	26,891,304
Dividends declared per common share	$0.11	$—	$—
Amounts attributable to Kennedy-Wilson Holdings, Inc. shareholders
Loss from continuing operations attributable to Kennedy-Wilson Holdings, Inc. common shareholder	$(2,741,000)	$(1,052,000)	$(15,336,000)
Income from discontinued operations, net of income taxes, attributable to Kennedy-Wilson Holdings Inc. common shareholders	343,000	—	—
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(2,398,000)	$(1,052,000)	$(15,336,000)
—————
(a)  EPS amounts may not add due to rounding.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statement of Equity

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Stock	Interests	Total
Balance, January 1, 2009	—	$—	26,387,199	$3,000	$60,079,000	$45,467,000	$2,000	$—	$251,000	$105,802,000
Effect of Merger on common stock	—	—	12,820,215	1,000	89,006,000	—	—	—	—	89,007,000
Issuance of common stock - exercise of stock options	—	—	55,449	—	59,000	—	—	—	—	59,000
Repurchase of common stock	—	—	(442,648)	—	(3,690,000)	—	—	—	—	(3,690,000)
Stock compensation expense	—	—	—	—	3,857,000	—	—	—	—	3,857,000
Common stock issued under 2009 Equity Participation Plan	—	—	2,357,443	—	—	—	—	—	—	—
2009 Equity Participation Plan replacement payment	—	—	—	—	(1,500,000)	—	—	—	—	(1,500,000)
Other comprehensive loss:
Foreign currency translation, net of tax of $1,472,000	—	—	—	—	—	—	2,407,000	—	—	2,407,000
Unrealized loss on marketable security, net of tax of $129,000	—	—	—	—	—	—	194,000	—	—	194,000
Dividends paid	—	—	—	—	—	(3,235,000)	—	—	—	(3,235,000)
Additional shares to pre-Merger preferred shareholders	—	—	—	—	7,879,000	(7,879,000)	—	—	—	—
Accretion of common stock beneficial conversion	—	—	—	—	188,000	(188,000)	—	—	—	—
Net (loss) income	—	—	—	—	—	(15,336,000)	—	—	5,679,000	(9,657,000)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	6,804,000	6,804,000
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(10,712,000)	(10,712,000)
Balance, December 31, 2009	—	—	41,177,658	4,000	155,878,000	18,829,000	2,603,000	—	2,022,000	179,336,000
Issuance of preferred stock, net of issuance costs of $256,000	132,550	—	—	—	132,294,000	—	—	—	—	132,294,000
Repurchase of 1,111,690 common shares	—	—	(1,111,690)	—	—	—	—	(11,301,000)	—	(11,301,000)
Repurchase and retirement of 7,942,555 warrants	—	—	—	—	(11,500,000)	—	—	—	—	(11,500,000)
Stock compensation expense	—	—	—	—	7,666,000	—	—	—	—	7,666,000
Common stock issued under 2009 Equity Participation Plan net of 18,562 shares forfeited	—	—	113,938	—	428,000	—	—	—	—	428,000
Other comprehensive income:
Foreign currency translation, net of tax of $4,269,000	—	—	—	—	—	—	6,434,000	—	—	6,434,000
Unrealized gain on marketable security, net of tax of $5,000	—	—	—	—	—	—	6,000	—	—	6,000
Preferred stock dividends paid	—	—	—	—	—	(4,533,000)	—	—	—	(4,533,000)
Accretion of preferred stock issuance costs	—	—	—	—	25,000	(25,000)	—	—	—	—
Extinguished beneficial conversion feature on convertible debt	—	—	—	—	(122,000)	—	—	—	—	(122,000)
Net income	—	—	—	—	—	3,506,000	—	—	2,979,000	6,485,000
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	10,955,000	10,955,000
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,242,000)	(3,242,000)
Balance, December 31, 2010	132,550	—	40,179,906	4,000	284,669,000	17,777,000	9,043,000	(11,301,000)	12,714,000	312,906,000
Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statement of Equity (continued)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Stock	Interests	Total
Issuance of 11,700,000 shares of common stock	—	—	11,700,000	1,000	123,699,000	—	—	—	—	123,700,000
Repurchase of 51,958 shares	—	—	(51,958)	—	—	—	—	(547,000)	—	(547,000)
Repurchase of 3,371,804 warrants	—	—	—	—	(6,132,000)	—	—	—	—	(6,132,000)
Stock compensation expense	—	—	—	—	5,055,000	—	—	—	—	5,055,000
Shares forfeited, net of 3,000 shares of common stock issued under the 2009 Equity Participation Plan	—	—	(1,950)	—	—	—	—	—	—	—
Other comprehensive income:
Foreign currency translation gain, net of tax of $902,000	—	—	—	—	—	—	1,508,000	—	—	1,508,000
Forward foreign currency loss, net of tax of $1,532,000	—	—	—	—	—	—	(2,318,000)	—	—	(2,318,000)
Unrealized holding losses on available for sale securities, net of tax of $2,132,000	—	—	—	—	—	—	(3,198,000)	—	—	(3,198,000)
Preferred stock dividends	—	—	—	—	—	(8,700,000)	—	—	—	(8,700,000)
Common stock dividends	—	—	—	—	—	(5,671,000)	—	—	—	(5,671,000)
Accretion of preferred stock issuance costs	—	—	—	—	44,000	(44,000)	—	—	—	—
Net income	—	—	—	—	—	6,346,000	—	—	1,132,000	7,478,000
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	4,465,000	4,465,000
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(5,142,000)	(5,142,000)
Distribution of marketable securities to noncontrolling interests (Note 10)	—	—	—	—	—	—	—	—	(2,843,000)	(2,843,000)
Effective restructuring on noncontrolling interests (Note 18)	—	—	—	—	—	—	—	—	(6,993,000)	(6,993,000)
Balance, December 31, 2011	132,550	$—	51,825,998	$5,000	$407,335,000	$9,708,000	$5,035,000	$(11,848,000)	$3,333,000	$413,568,000

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$7,478,000	$6,485,000	$(9,657,000)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain from sale of real estate	(355,000)	(1,223,000)	(16,520,000)
Gain from sale of real estate—related party	—	(723,000)	(946,000)
Gain on early extinguishment of debt	—	(16,670,000)	—
Loss on early extinguishment of debt	—	4,788,000	—
Remeasurement gain	(6,348,000)	(2,108,000)	—
Note receivable and accrued interest forgiven in Merger	—	—	4,281,000
Depreciation and amortization - continuing and discontinued operations	2,825,000	1,618,000	1,122,000
Provision for deferred income taxes	(4,672,000)	6,158,000	4,497,000
Amortization of deferred loan costs	812,000	262,000	917,000
Amortization of beneficial conversion of convertible subordinated debt	—	168,000	285,000
Amortization of discount and accretion of premium on issuance of the senior notes payable	41,000	—	—
Equity in joint venture income	(12,507,000)	(10,548,000)	(8,019,000)
Accretion of interest income on loan pool participations and notes receivable	(6,692,000)	(11,855,000)	—
Amortization of deferred compensation	—	—	1,543,000
Stock compensation expense	5,055,000	8,094,000	2,314,000
2009 Equity Participation Plan replacement payment	—	—	(1,500,000)
Other than temporary impairment on available-for-sale security, net of tax	—	—	194,000
Change in assets and liabilities:
Accounts receivable	(973,000)	(1,039,000)	204,000
Accounts receivable—related party	(8,945,000)	(2,784,000)	381,000
Income tax receivable	—	6,848,000	(4,480,000)
Operating distributions from joint ventures	3,567,000	5,931,000	514,000
Operating distributions from loan pool participation	2,395,000	266,000	—
Other assets	(3,849,000)	1,432,000	(2,893,000)
Accounts payable	207,000	644,000	501,000
Accrued expenses and other liabilities	12,093,000	93,000	410,000
Accrued salaries and benefits	3,857,000	6,320,000	1,626,000
Net cash (used in) provided by operating activities	(6,011,000)	2,157,000	(25,226,000)
Cash flows from investing activities:
Additions to notes receivable	(6,145,000)	(25,636,000)	(500,000)
Settlements of notes receivable	3,625,000	8,438,000	302,000
Additions to notes receivable—related party	(35,273,000)	(5,914,000)	(8,774,000)
Settlements of notes receivable—related party	4,867,000	8,721,000	2,935,000
Additions to notes receivable from sale of real estate	—	—	(2,663,000)
Settlements of notes receivable from sale of real estate	—	—	1,858,000
Net proceeds from sale of real estate held for sale	—	3,639,000	58,027,000
Net proceeds from sale of real estate—related party	—	9,548,000	—
Net proceeds from sale of real estate	7,053,000	—	—
Purchases of and additions to real estate	(2,680,000)	(23,764,000)	(35,800,000)
Assets acquired in merger	—	—	89,181,000
Investment in marketable securities	(32,775,000)	—	—
Investing distributions from joint ventures	32,713,000	10,177,000	2,374,000
Contributions to joint ventures	(105,386,000)	(83,891,000)	(37,933,000)
Investing distributions from loan pool participation	66,418,000	—	—
Contributions to loan pool participation	(130,551,000)	(16,154,000)	—
Net cash (used in) provided by investing activities	(198,134,000)	(114,836,000)	69,007,000
Cash flow from financing activities:
Borrowings under senior notes payable	249,344,000	—	—
Borrowings under notes payable	—	4,250,000	37,059,000
Repayment of notes payable	(24,783,000)	(5,600,000)	(32,114,000)
Borrowings under lines of credit	74,000,000	48,250,000	20,500,000
Repayment of lines of credit	(101,750,000)	(30,500,000)	(24,000,000)
Borrowings under mortgage loans payable	17,076,000	20,016,000	30,286,000
Repayment of mortgage loans payable	(37,577,000)	(24,735,000)	(35,866,000)
Repayment of convertible subordinated debt	—	(32,550,000)	—
Debt issue costs	(7,739,000)	(644,000)	(798,000)
Issuance of preferred stock	—	132,294,000	—
Issuance of common stock	123,100,000	—	59,000
Repurchase of common stock	(547,000)	(11,301,000)	(3,690,000)
Repurchase of warrants	(6,132,000)	(11,500,000)	—
Dividends paid	(11,698,000)	(4,533,000)	(3,235,000)
Contributions from noncontrolling interests	4,465,000	10,955,000	6,804,000
Distributions to noncontrolling interests	(5,142,000)	(3,242,000)	(10,712,000)
Net cash provided by (used in) financing activities	272,617,000	91,160,000	(15,707,000)
Effect of currency exchange rate changes on cash and cash equivalents	486,000	10,703,000	3,879,000
Net change in cash and cash equivalents	68,958,000	(10,816,000)	31,953,000
Cash and cash equivalents, beginning of year	46,968,000	57,784,000	25,831,000
Cash and cash equivalents, end of year	$115,926,000	$46,968,000	$57,784,000

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Year ended December 31,
	2011	2010	2009
Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss (gain) on marketable security, net of tax of $2,132,000, $5,000 and $129,000 respectively	$3,198,000	$(6,000)	$194,000
Accretion of preferred stock issuance costs	44,000	25,000	—

During 2011, as a result of the acquisition of a 100% interest in an approximate 200,000 square foot office portfolio, real estate increased by $17,680,000, accounts receivable increased by $44,000, other assets increased by $50,000, accounts payable increased by $87,000, accrued expenses and other liabilities increased by $991,000 and mortgage loans payable increased by$16,000,000.
During 2011, as a result of the sale of a controlling interest in a piece of land in Kent, Washington, real estate decreased $696,000.
During 2011, as a result of Kennedy-Wilson's foreclosure of five assets in its consolidated loan portfolio, notes receivable decreased by $15,938,000 and real estate increased by $15,938,000.
During 2011, Kennedy-Wilson issued 4,400,000 shares of its common stock to an institutional investor for $10.70 per share when the market value was $12.20. In addition, as a result of its contractual rights, the preferred shareholder also acquired 400,000 shares for $10.70 per share, representing a $600,000 discount. Because the discount was the result of the preferred shareholder's contractual rights, it is reflected as a non-cash preferred dividend.
On December 10, 2011, Kennedy-Wilson declared dividends on its common stock totaling $2,073,000. The dividends were paid subsequent to December 31, 2011.
During 2011, Kennedy-Wilson deconsolidated a balance of $7.0 million of non-controlling interest (Note 18).
In 2011, Kennedy-Wilson distributed $2.8 million of the Bank of Ireland stock to a noncontrolling entity comprised of Kennedy-Wilson executives.
In 2011, Kennedy-Wilson foreclosed on two condominiums reducing notes receivable by $1.4 million and increasing real estate by $1.4 million.
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

Supplemental cash flow information:
	Year ended December 31,
	2011	2010	2009
Cash paid (received) during the year for:
Interest	$17,006,000	$8,400,000	$11,618,000
Interest capitalized	$2,716,000	$790,000	$—
Income taxes	$30,000	$25,000	$(4,130,000)
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

NOTE 1—ORGANIZATION
Kennedy-Wilson Holdings, Inc., a Delaware corporation, and its subsidiaries (“Kennedy-Wilson” or “KWH”), provide various commercial and residential real estate services including property management, asset management, brokerage and marketing in the U.S., the United Kingdom, Ireland and Japan primarily to institutional investors, financial institutions, pension funds, and developers. Kennedy-Wilson, principally through joint venture investments, also acquires, renovates and resells commercial and residential real estate, and invests in loan pools and discounted loan portfolios.
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

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION—The consolidated financial statements include the accounts of Kennedy-Wilson and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, Kennedy-Wilson evaluates its relationships with other entities to identify whether they are variable interest entities (VIE) as defined by FASB Accounting Standards Codification (ASC) Subtopic 810 – Consolidation and to assess whether it is the primary beneficiary of such entities. In determining whether Kennedy-Wilson is the primary beneficiary of a VIE, qualitative and quantitative factors are considered, including, but not limited to: the amount and characteristics of Kennedy-Wilson's investment; the obligation or likelihood for Kennedy-Wilson to provide financial support; Kennedy-Wilson's ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of Kennedy-Wilson. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions. As of December 31, 2011, Kennedy-Wilson has determined that it does not have any VIEs except as discussed in the joint ventures policy below.
USE OF ESTIMATES—The preparation of the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosure about contingent assets and liabilities, and reported amounts of revenues and expenses. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates will be reflected in the financial statements in future periods.
REVENUE RECOGNITION—Revenue primarily consists of management fees, performance fees, commission revenue and sales of real estate.
Management fees are primarily comprised of property management fees and base asset management fees. Property management fees are earned for managing the operations of real estate assets and are generally based on a fixed percentage of the revenues generated from the respective real estate assets. Base asset management fees are earned from limited partners of funds Kennedy-Wilson sponsors and are generally based on a fixed percentage of committed capital or net asset value. These fees are recognized as revenue ratably over the period that the respective services are performed.
Performance fees or carried interest are allocated to the general partner, special limited partner or asset manager of Kennedy-Wilson's real estate funds and loan pool participations based on the cumulative performance of the fund and loan pools and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, Kennedy-Wilson calculates the performance fee that would be due to the general partner, special limited partner or asset manager's interests for a fund or loan pool, pursuant to the fund agreement or participation agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy-Wilson to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. Substantially all of the performance fees are recognized in management and leasing fees and substantially all of the carried interest is recognized in equity in joint venture income in our consolidated statements of operations and comprehensive (loss) income. Total performances fees recognized through December 31, 2011 that may be reversed in future periods if there is negative fund performance totaled $2.5 million. Performance fees accrued as of December 31, 2011 and 2010 were $2.5 million and $1.6 million, respectively and are included in accounts receivable—related parties in the accompanying consolidated balance sheet.
Commissions primarily consist of acquisition fees, auction and real estate sales commissions and leasing commissions. Acquisition fees are earned for identifying and closing investments on behalf of investors and are based on a fixed percentage of the acquisition price. Acquisition fees are recognized upon the successful completion of an acquisition after all required services have been performed. In the case of auction and real estate sales commissions, the revenue is generally recognized when escrow closes. In accordance with the guidelines established for Reporting Revenue Gross as a Principal versus Net as an Agent in the ASC Subtopic 605-45, Kennedy-Wilson records commission revenues and expenses on a gross basis. Of the criteria listed in the Subtopic 605-45, Kennedy-Wilson is the primary obligor in the transaction, does not have inventory risk, performs all or part of the service, has credit risk, and has wide latitude in establishing the price of services rendered and discretion in selection of agents and determination of service specifications. Leasing fees that are payable upon tenant occupancy, payment of rent or other events beyond Kennedy-Wilson's control are recognized upon the occurrence of such events.
Sales of real estate are recognized at the close of escrow when title to the real property passes to the buyer and there is no continuing involvement in the real property. Kennedy-Wilson follows the requirements for profit recognition as set forth by the Sale of Real Estate ASC Subtopic 360-20.
INVESTMENTS IN JOINT VENTURES—Kennedy-Wilson has a number of joint venture interests, generally ranging from 5% to approximately 50%, that were formed to acquire, manage, and/or sell real estate. Investments in joint ventures which Kennedy-Wilson does not control are accounted for under the equity method of accounting as Kennedy-Wilson can exercise significant influence, but does not have the ability to control the joint venture. An investment in a joint venture is recorded at its initial investment and is increased or decreased by Kennedy-Wilson’s share of undistributed income or loss, plus additional contributions and less distributions. A decline in the value of an investments in a joint venture that is other than temporary is recognized when evidence indicates that such a decline has occurred in accordance with Equity Method Investments ASC Subtopic 323-10.
Kennedy-Wilson's investment in unconsolidated subsidiaries in which Kennedy-Wilson has the ability to exercise significant influence over operating and financial policies, but does not control, or entities which are variable interest entities in which Kennedy-Wilson is not the primary beneficiary are accounted for under the equity method. Accordingly, Kennedy-Wilson's share of the earnings from these equity-method basis subsidiaries is included in consolidated net income. As of December 31, 2011, Kennedy-Wilson had investments in four unconsolidated subsidiaries which are VIEs in which Kennedy-Wilson is not the primary beneficiary and therefore accounts for them under the equity method.
Profits on the sale of real estate held by joint ventures in which Kennedy-Wilson has continuing involvement are deferred until such time that the continuing involvement has been concluded and all the risks and rewards of ownership have passed to the buyer. Profit on sales to joint ventures in which Kennedy-Wilson retains an equity ownership interest results in partial sales treatment in accordance with Sale of Real Estate ASC Subtopic 360-20, thus deferring a portion of the gain as a result of Kennedy-Wilson’s continuing ownership percentage in the joint ventures.
Kennedy-Wilson has three investments in joint ventures, KW Property Fund III, L.P. (KW Fund III), Kennedy Wilson Real Estate Fund IV, L.P. (Fund IV) and SG KW Venture I, LLC (the Funds) that are investment companies under the Investment Companies ASC Subtopic 946-10. Thus, the Funds reflect their investments at fair value, with unrealized gains and losses resulting from changes in fair value reflected in their earnings. Kennedy-Wilson has retained the specialized accounting for the Funds pursuant to Retention of Specialized Accounting for Investments in Consolidation ASC Subtopic 810-10 in recording its equity in joint venture income from the Funds.
Additionally, Kennedy-Wilson elected the fair value option for two investments in joint venture entities that were acquired during 2008. Kennedy-Wilson elected to record these investments at fair value to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

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
GOODWILL—Goodwill results from the difference between the purchase price and the fair value of net assets acquired based upon the purchase method of accounting for business combinations. In accordance with Accounting for Goodwill ASC Subtopic 350-20, goodwill is reviewed for impairment on an annual basis. In testing for impairment, goodwill is assigned to the reporting unit based upon the amount of goodwill generated at the time of acquisition of the businesses by the reporting unit. An earnings multiple appropriate for the respective reporting unit is applied to the cash basis net operating income of the reporting unit. This process enables an approximation of the reporting unit’s value, which is then compared to the net book value of the reporting unit. The Company performs its annual review of impairment at year end and when a triggering event occurs between annual year end reviews. As a result of the evaluation performed as described above, Kennedy-Wilson has determined that there was no impairment of goodwill as of December 31, 2011, 2010 and 2009.
CASH AND CASH EQUIVALENTS—Cash and cash equivalents consist of cash and all highly liquid investments purchased with maturities of three months or less.
LONG-LIVED ASSETS—Kennedy-Wilson reviews its long-lived assets (excluding goodwill) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Impairment of Long-Lived Assets ASC Subtopic 360-10. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are presented separately in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of the assets to be disposed of are classified as held for sale and would be presented separately in the appropriate asset and liability sections of the balance sheet.
INVESTMENTS IN LOAN POOL PARTICIPATIONS AND NOTES RECEIVABLE—Interest income from investments in loan pool participations and note receivable pools are recognized on a level yield basis under the provisions of Loans and Debt Securities Acquired with Deteriorated Credit Quality ASC Subtopic 310-30, where a level yield model is utilized to determine a yield rate which, based upon projected future cash flows, accretes interest income over the estimated holding period. In the event that the present value of those future cash flows is less than net book value, a loss would be immediately recorded. When the future cash flows of a note cannot be reasonably estimated, cash payments are applied to the cost basis of the note until it is fully recovered before any interest income is recognized.
INVESTMENTS IN MARKETABLE SECURITIES—Investments in marketable equity securities are categorized as available-for-sale in accordance with the provision of Investments - Debt and Equity Securities ASC Subtopic 320-10. Available for-sale securities are carried at fair value with period unrealized gains and losses included in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary as defined by ASC 320-10-35 are included in net income. The factors considered in determining the realized and unrealized gains and losses include current quoted prices in the active market and the severity and duration of the market fluctuation amongst other things. Interest and dividends on securities classified as available-for-sale are included in interest and other income on the accompanying statement of operations and comprehensive income (loss).
ACCOUNTS RECEIVABLE—Accounts receivable are recorded at the contractual amount as determined by the underlying agreements and do not bear interest. An allowance for doubtful accounts is provided when the Company determines there are probable credit losses in the Company’s existing accounts receivable and is determined based on historical experience. The Company reviews its accounts receivable for probable credit losses on a quarterly basis. As of December 31, 2011, the Company had an immaterial allowance for doubtful accounts and during the years ended December 31, 2011, 2010 and 2009 had recorded no provision for doubtful accounts.
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

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

NONCONTROLLING INTERESTS—Noncontrolling interests are reported within equity as a separate component of Kennedy-Wilson's equity in accordance with Noncontrolling Interests in Consolidated Financial Statements ASC Subtopic 810-10. Revenues, expenses, gains, losses, net income or loss, and other comprehensive income are reported in the consolidated statements of operations and comprehensive (loss) income at the consolidated amounts and net income attributable to noncontrolling interests are separately stated.
CAPITALIZED INTEREST—Kennedy-Wilson capitalizes interest in accordance with Capitalization of Interest Cost ASC Subtopic 835-20 for assets that are undergoing development or entitlement activities in preparation for their planned principal operations. For qualifying equity investments, interest is capitalized in accordance with Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for Under the Equity Method ASC Subtopic 835-20. An appropriate interest rate is applied to Kennedy-Wilson’s cash investment in the qualifying asset. The interest is credited against interest expense and added to the basis in the investment. Interest capitalization begins upon the commencement of development activities and ceases when the investment has begun its planned principal operations.
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES—Kennedy-Wilson has joint ventures with derivatives to reduce their exposure to foreign currencies. The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of the stockholders’ equity accounts. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.
GUARANTEES—Kennedy-Wilson has certain guarantees associated with loans secured by assets held in various joint venture investments. The maximum potential amount of future payments (undiscounted) Kennedy-Wilson could be required to make under the guarantees was $26.7 million and $28.0 million at December 31, 2011 and 2010, respectively. The guarantees expire through 2016 and Kennedy-Wilson’s performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sales proceeds of the asset. Based upon Kennedy-Wilson’s evaluation of guarantees under Estimated Fair Value of Guarantees ASC Subtopic 460-10, the estimated fair value of guarantees made as of December 31, 2011 and 2010 is immaterial.
CONCENTRATION OF CREDIT RISK—Financial instruments that subject Kennedy-Wilson to credit risk consist primarily of accounts and notes receivable and cash equivalents. Credit risk is generally diversified due to the large number of entities composing Kennedy-Wilson’s customer base and their geographic dispersion throughout the U.S., Japan, United Kingdom and Ireland. Kennedy-Wilson performs ongoing credit evaluations of its customers and debtors. Accounts receivable are recorded at the contractual amount as determined by the underlying agreements and do not bear interest. An allowance for doubtful accounts is provided when Kennedy-Wilson determines there are probable credit losses in the existing accounts receivable that is determined based on historical experience. Kennedy Wilson reviews its accounts receivable for probable credit losses on a quarterly basis. As of December 31, 2011, the Company had an immaterial amount of allowance for doubtful accounts and during the period ending December 31, 2011 had recorded an immaterial amount of provision for doubtful accounts. Cash and cash equivalents are invested in institutions insured by government agencies. Certain accounts contain balances in excess of the insured limits. Kennedy Wilson's operations and financial position are affected by fluctuations in currency exchange rates between the Yen and European currencies against the U.S. Dollar.
EARNINGS PER SHARE—Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed based upon the weighted average number of shares of common stock and potentially dilutive securities outstanding during the periods presented. The dilutive impact of potentially dilutive securities including warrants, convertible securities, and unvested stock which were outstanding during the period is calculated by the “treasury stock” method.

FOREIGN CURRENCIES—The financial statements of subsidiaries located outside the U.S. are generally measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The resulting translation adjustments are included in the accumulated other comprehensive income component of equity.

COMPREHENSIVE (LOSS) INCOME—Comprehensive (loss) income consists of net income (loss) and other comprehensive income (loss). In the accompanying consolidated balance sheets, accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized holding gains (losses) on available for sale securities and derivative

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

instruments.

REPURCHASE OF EQUITY INSTRUMENTS—Upon the decision to retire repurchased equity instruments, Kennedy-Wilson records the retirement as a reduction to additional paid in capital.
SHARE-BASED PAYMENT ARRANGEMENTS—Kennedy-Wilson accounts for its share-based payment arrangements under the provisions of Share-Based Payments ASC Subtopic 718-10. Compensation cost for employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the share-based award that is ultimately settled in equity of Kennedy-Wilson. The cost of employee services are recognized over the period during which an employee provides service in exchange for the share-based payment award. Share-based payment arrangements that vest ratably over the requisite service period are recognized on the straight-line basis and performance awards that vest ratably are recognized on a tranche by tranche basis over the performance period. Unrecognized compensation costs for share-based payment arrangements that have been modified are recognized over the original service or performance period.

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
RECENT ACCOUNTING PRONOUNCEMENTS—In May 2011, the FASB issued Accounting Standards Codification (ASC) Update No. 2011-04, Fair Value Measurement - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IRFS. Update No. 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Update 2011-04 is intended to result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The adoption of this update is not expected to have a material impact to our financial statements.
In June 2011, the FASB issued Accounting Standards Codification (ASC) Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Update No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Update 2011-05 requires an entity to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The adoption of this update is not expected to have a material impact to our financial statements.
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

NOTE 3—BUSINESS COMBINATIONS

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

303-333 Hegenberger
On June 28, 2011, Kennedy-Wilson acquired a 100% interest in an approximate 200,000 square foot office portfolio in Oakland, California (the "Portfolio") from a related party fund (the "Seller") in which Kennedy-Wilson has a 5% ownership interest and the fund is accounted for under the equity method. The assets and liabilities of the Portfolio since the date of acquisition have been consolidated at fair value in accordance with Business Combinations ASC Subtopic 805-10. The amounts of $15.0 million in building, $2.5 million in acquired intangibles, $6.2 million in land, $0.6 million in cash and cash equivalents, $0.1 million in accounts receivables and other assets, $16.0 million in mortgage loans payable, and $1.1 million in other liabilities were recorded as a result of the combination. Direct costs of the business combination have been charged to operations in the period that such costs were incurred. Additionally, Kennedy-Wilson will pay the Seller 15% of all profits realized by Kennedy-Wilson in excess of a 10% internal rate of return upon disposition of the investment. Accordingly, Kennedy-Wilson has recorded a liability of $0.7 million, at fair value, for the 15% contingent interest. This interest will be re-evaluated on an on-going basis.
As a result of remeasuring its basis at fair value (utilizing an income approach), Kennedy-Wilson recorded a remeasurement gain in the amount of $6.3 million in the accompanying consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2011. The gain recognized represented the fair value in excess of the price paid.
The Portfolio revenue and earnings included in the accompanying consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2011, and the revenue and earnings on a pro forma basis, assuming the acquisition of the Portfolio occurred on January 1, 2011 and January 1, 2010, were as follows:

Unaudited, dollars in thousands, except for per share data	Revenue	Net (loss) income attributable to Kennedy-Wilson common shareholders	Basic (loss) income per share
Actual Portfolio from June 28, 2011 - December 31, 2011	$1,353	$(157)	$—
Supplemental pro forma from January 1, 2011 - December 31, 2011	63,962	(3,008)	(0.07)
Supplemental pro forma from January 1, 2010 - December 31, 2010	53,071	(2,347)	(0.06)
This unaudited pro forma information is not intended to represent or be indicative of what would have occurred if the transaction had taken place on the dates presented and is not indicative of what Kennedy-Wilson's actual results of operations would have been had the acquisition been completed at the beginning of the periods indicated above.
Fairways 340, LLC
In June 2010, Kennedy-Wilson acquired its partners interest to obtain 100% of the interest in Fairways 340, LLC ("Fairways") that was previously accounted for under the equity method. The assets, liabilities, and results of the operations of Fairways at the date of acquisition were consolidated at fair value and direct costs of the business combination have been charged to operations in the period that such costs were incurred in accordance with Business Combinations ASC Subtopic 805-10. Kennedy-Wilson had a 49.83% ownership interest and equity with a fair value of $8.9 million before the combination and the combination was considered to be achieved in stages. As a result of remeasuring its basis at fair value (utilizing an income approach) upon the combination, Kennedy-Wilson recorded a remeasurement gain in the amount of $2.1 million in the accompanying consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2010.
Subsequently, in October 2010, Kennedy-Wilson sold a controlling interest in Fairways to KW Fund III (of which KWH owns an 11.62% interest and retained a direct 50% ownership interest). The sale, which was considered in substance a sale of real estate, resulted in a gain of $0.7 million, after deferral of $0.1 million for the retained ownership interest, which is included in the accompanying consolidated statements of operations and comprehensive (loss) income. During the period in which Fairways was consolidated, Kennedy-Wilson recorded $1.2 million in rental revenue, $0.6 million in rental and other expenses, $0.4 million in depreciation expense, and $0.3 million in interest expense in the accompanying consolidated statements of operations and comprehensive (loss) income. At December 31, 2010 and 2011, Fairways is presented as an equity method investment in joint venture.
Prospect Acquisition Corp.
On November 13, 2009, KWI merged with Prospect, a blank check company formed for the purpose of acquiring control of, through a merger, capital stock exchange, asset acquisition, reverse capitalization, stock purchase, reorganization or other similar business combination, one or more operating businesses or assets in the financial services industry (the "Merger"). The

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

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
Merger related costs (in millions) included in the accompanying consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2010 and December 31, 2009 were:

	Year Ended December 31,
	2010	2009
Compensation and related	$2.2	$12.5
General and administrative	—	3.6
Total	$2.2	$16.1

NOTE 4—NOTES RECEIVABLE
Notes receivable consists of the following:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

	December 31,
	2011	2010
Notes receivable, fixed interest rate of 12%, with various maturities secured by a 16-unit condominium in Los Angeles, California	$6,076,000	$—
Note receivable, fixed interest rate of 8%, interest only, due May 2012, secured by personal guarantees of borrowers	1,000,000	1,000,000
Note receivable, fixed interest rate of 10%, interest only, due December 2011, secured by personal property	485,000	485,000
Note receivable, fixed interest rate of 12%, interest only, due September 2012	377,000	377,000
Note pool acquired with deteriorated credit quality consisting of loans secured by collateral located in Southern California, and Las Vegas, Nevada with various interest rates and maturities (see additional discussion below)	—	18,402,000
Total notes receivable	7,938,000	20,264,000
Note receivable from KW Property Fund II, LP, fixed interest rate of 15%, principal and accrued interest interest due October 2013	22,674,000	—
Note receivable from KW Property Fund I, LP, fixed interest rate of 9%, principal and accrued interest interest due August 2012	8,127,000	—
Note receivable from a joint venture investment, fixed interest rate of 9%, principal and accrued interest due August 2012, secured by deed of trust	2,468,000	2,898,000
Note receivable from a joint venture investment, fixed interest rate of 10%, principal and accrued interest due December 2011	—	939,000
Total notes receivable from related parties	33,269,000	3,837,000
	$41,207,000	$24,101,000
In 2010, Kennedy-Wilson entered into an arrangement to purchase a pool of loans or notes receivable with deteriorated credit quality from a bank for $25.3 million. As of December 31, 2011, all the loans were either resolved through payoffs or foreclosued upon. During the year ended December 31, 2011 and December 31, 2010, Kennedy-Wilson accreted $1.1 million and $2.4 million, respectively, as interest income on the notes receivable in the accompanying consolidated statements of operations and comprehensive (loss) income.
During 2011, Kennedy-Wilson foreclosed on four assets in Las Vegas, Nevada and one asset in Palm Springs, California in the pool of loans discussed above. These assets served as collateral for loans within the loan pool. As a result of these foreclosures, the real estate was removed from the pool and recorded on Kennedy-Wilson's consolidated balance sheet at a fair value of $15.9 million. Kennedy-Wilson determined the fair value based on the income approach. The fair value was consistent with the carrying amount within the loan pool and, as such, no gain or loss was recorded. Due to the sale of one of the foreclosed properties , the total real estate included in the accompany consolidated balance sheet, related to the foreclosed properties was $9.3 million as of December 31, 2011 (see Note 5).
During 2011, Kennedy Wilson issued and advanced $22.7 million and $8.1 million, on unsecured notes, to KW Property Fund II, LP, and KW Property Fund I, LP, respectively, both equity method investments and related parties. The interest recognized on these notes are included in interest income - related party in the accompanying consolidated statements of operations and comprehensive (loss) income.

NOTE 5—REAL ESTATE
Kennedy-Wilson’s investment in real estate includes the following:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

	December 31,
	2011	2010
Office building in Japan	$9,818,000	$9,279,000
House in Kona, Hawaii	8,724,000	8,724,000
204-unit residential apartment complex in Lompoc, California	25,883,000	25,780,000
2,700 acres of ranch land in Oahu, Hawaii	39,166,000	36,726,000
Residential land in Kona, Hawaii	4,101,000	4,101,000
Office building in Oakland, California	21,285,000	—
Foreclosed properties (see Note 4)	9,256,000	—
Other	3,082,000	2,097,000
	121,315,000	86,707,000
Less: Accumulated depreciation	(5,435,000)	(4,006,000)
Total	$115,880,000	$82,701,000
See footnote 3 and 4 for further discussion on acquisitions made during 2011.
During 2010, Kennedy-Wilson acquired a controlling interest and assumed the debt of a 2,700 acre ranch in Hawaii. The purchase price of the controlling interest combined with previously capitalized investments made by Kennedy-Wilson and the $16.0 million payoff of debt at a discount resulted in the new basis consolidated in the amount of $36.7 million as of December 31, 2010. The ranch is currently being developed for its intended use. As such, $1.9 million and $0.8 million of avoidable interest have been capitalized during 2011 and 2010, respectively, to the project.
During 2010, Kennedy-Wilson purchased a note from a bank for $5.3 million secured by a house in Kona, Hawaii. The borrower subsequently transferred the deed to Kennedy-Wilson in lieu of a foreclosure. In addition, the borrower paid Kennedy-Wilson $0.2 million and issued an unsecured promissory note in the amount of $1.0 million.

NOTE 6—REAL ESTATE HELD FOR SALE
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

NOTE 7—INVESTMENTS IN JOINT VENTURES
Kennedy-Wilson has a number of joint venture interests, generally ranging from 5% to approximately 50%, that were formed to acquire, manage, and/or sell real estate and invest in loan pools and discounted loan portfolios.
Summarized financial data of the joint ventures is as follows:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

	December 31, 2011			Year Ended December 31, 2010
	Greater than 20% (1)	Other	Total	Greater than 20% (1)	Other	Total
Balance sheets for equity method investments:
Assets
Cash and restricted cash	$1,923,000	$63,369,000	$65,292,000	$52,040,000	$26,043,000	$78,083,000
Real estate	314,975,000	2,878,497,000	3,193,472,000	824,903,000	1,906,648,000	2,731,551,000
Loan pool participation (2)	344,831,000	—	344,831,000	—	—	—
Other	5,308,000	167,678,000	172,986,000	17,627,000	211,708,000	229,335,000
Total assets	$667,037,000	$3,109,544,000	$3,776,581,000	$894,570,000	$2,144,399,000	$3,038,969,000

Liabilities
Debt	$449,991,000	$1,737,194,000	$2,187,185,000	$419,772,000	$1,417,406,000	$1,837,178,000
Other	4,641,000	68,517,000	73,158,000	22,676,000	47,727,000	70,403,000
Total liabilities	454,632,000	1,805,711,000	2,260,343,000	442,448,000	1,465,133,000	1,907,581,000
Partners’ capital
Kennedy Wilson - investments in joint ventures	24,340,000	303,731,000	328,071,000	144,039,000	112,895,000	256,934,000
Kennedy Wilson - investments in loan pool participation (2)	61,262,000	—	61,262,000	—	—	—
Other partners	126,803,000	1,000,102,000	1,126,905,000	308,083,000	566,371,000	874,454,000
Total partners’ capital	212,405,000	1,303,833,000	1,516,238,000	452,122,000	679,266,000	1,131,388,000
Total liabilities and partners’ capital	$667,037,000	$3,109,544,000	$3,776,581,000	$894,570,000	$2,144,399,000	$3,038,969,000

Total investments are comprised of the following:

	December 31, 2011			Year Ended December 31, 2010
	Greater than 20% (1)	Other	Total	Greater than 20% (1)	Other	Total
Equity method	$24,340,000	$303,731,000	$328,071,000	$144,039,000	$112,895,000	$256,934,000
Unrealized gain on fair value option	10,794,000	—	10,794,000	—	7,384,000	7,384,000
	35,134,000	303,731,000	338,865,000	144,039,000	120,279,000	264,318,000
Cost method	—	4,502,000	4,502,000	—	2,535,000	2,535,000
Total Investments in joint ventures	35,134,000	308,233,000	343,367,000	144,039,000	122,814,000	266,853,000
Loan pool participation (2)	61,262,000	—	61,262,000	—	—	—
Total	$96,396,000	$308,233,000	$404,629,000	$144,039,000	$122,814,000	$266,853,000
—————
(1)    Investments in these joint ventures or loan pool participation exceeds 20% of the total assets of Kennedy-Wilson as of December 31, 2011 or 2010 or equity in income from the joint venture or income from loan pool participation for the year ended December 31, 2011, 2010 or 2009 exceeds 20% of Kennedy-Wilson's income from continuing operations before income taxes for the year ended December 31, 2011, 2010 or 2009.
(2)    This loan pool has been included in the investment in joint ventures footnote great than 20% column as this entity was determined to be a significant subsidiary for purposes of S-X §210.3-09. See further discussion on this loan pool participation in note 8.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

	December 31, 2011			Year Ended December 31, 2010
	Greater than 20% (1)	Other	Total	Greater than 20% (1)	Other	Total
Statements of income:
Revenues	$45,817,000	$249,096,000	$294,913,000	$58,843,000	$142,098,000	$200,941,000
Depreciation	10,238,000	48,361,000	58,599,000	16,318,000	40,512,000	56,830,000
Interest	13,950,000	69,282,000	83,232,000	18,412,000	48,806,000	67,218,000
Other expenses	16,542,000	127,785,000	144,327,000	34,615,000	77,670,000	112,285,000
Total expenses	40,730,000	245,428,000	286,158,000	69,345,000	166,988,000	236,333,000
Gains on extinguishment of debt	—	9,351,000	9,351,000	9,092,000	4,734,000	13,826,000
Net (loss) Income	$5,087,000	$13,019,000	$18,106,000	$(1,410,000)	$(20,156,000)	$(21,566,000)
Net income allocation:
Kennedy Wilson - investments in joint ventures	$1,274,000	$7,823,000	$9,097,000	$5,568,000	$2,503,000	$8,071,000
Kennedy Wilson - investments in loan pool participation (2)	1,400,000	—	1,400,000	—	—	—
Other partners	2,413,000	5,196,000	7,609,000	(6,978,000)	(22,659,000)	(29,637,000)
Net (loss) income	$5,087,000	$13,019,000	$18,106,000	$(1,410,000)	$(20,156,000)	$(21,566,000)

	Year Ended December 31, 2009
	Greater than 20% (1)	Other	Total
Statements of income:
Revenues	$32,750,000	$140,119,000	$172,869,000
Depreciation	12,021,000	36,221,000	48,242,000
Interest	14,828,000	51,764,000	66,592,000
Other expenses	17,361,000	66,228,000	83,589,000
Total expenses	44,210,000	154,213,000	198,423,000
Gains on extinguishment of debt	28,320,000	—	28,320,000
Net (loss) Income	$16,860,000	$(14,094,000)	$2,766,000
Net income allocation:
Kennedy Wilson	$5,949,000	$3,107,000	$9,056,000
Other partners	10,911,000	(17,201,000)	(6,290,000)
Net (loss) income	$16,860,000	$(14,094,000)	$2,766,000
Equity in joint venture income for the years ended December 31:

	2011	2010	2009
Net income allocation	$9,097,000	$8,071,000	$9,056,000
Unrealized gain on fair value option	3,410,000	2,477,000	(1,037,000)
Total equity in joint venture income	$12,507,000	$10,548,000	$8,019,000
Participation income allocation	$1,400,000	$—	$—
—————
(1)    See discussion above.
(2)    See discussion above.
In 2010, Kennedy-Wilson formed a new joint venture platform which provides for a capital commitment from a joint venture

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

partner in the amount of $250 million with Kennedy-Wilson's capital commitment totaling $28 million. The commitment from the partner has a three-year investment period and each proposed investment within the platform is at the discretion of the joint venture partner. As of December 31, 2011, the partner has contributed $223.2 million of capital into three joint ventures. Through December 31, 2011, Kennedy-Wilson has contributed capital in the amount of $19.0 million into the three joint ventures. Of this amount, $11.4 million was used to buyout ownership interests from an existing joint venture partner in KW Residential, LLC ("KWR"). The remaining amount of $7.6 million was used to invest in five new investments.
Additionally, during 2011 and 2010, Kennedy-Wilson invested $63.6 million and $14.2 million, respectively, in twenty new joint ventures and recapitalized seven joint ventures with $2.7 million and $11.5 million, respectively, to buyout ownership interests from existing joint venture partners.
During 2011 and 2010, Kennedy-Wilson made $40.3 million and $31.0 million, respectively, in additional contributions to existing joint venture investments. Of this amount $8.1 million and $17.4 million, respectively, was used by several joint ventures to pay down and/or refinance existing debt, which resulted in $1.1 million and $5.3 million, respectively, of gains from the early extinguishment of debt that is included in equity in joint venture income in the accompanying consolidated statements of operations and comprehensive (loss) income.
In 2011 and 2010, Kennedy-Wilson received $36.3 million and $16.1 million in distributions from its joint ventures, of which $3.6 million and $5.9 million was from operations and $32.7 million and $10.2 million was return of capital, respectively.
In 2011 and 2010, Kennedy-Wilson recognized $6.2 million and $10.1 million, respectively, in gains from foreign currency translation adjustments from its investment in KWR. The foreign currency gain is included in other comprehensive income, net of deferred income taxes of $2.5 million and $4.1 million in the accompanying consolidated statements of operations and comprehensive (loss) income.
Kennedy-Wilson has determined that it has investments in four variable interest entities as of December 31, 2011 and had no investments in variable interest entities as of December 31, 2010 and has concluded that Kennedy-Wilson is not the primary beneficiary. As of December 31, 2011, the variable interest entities had assets totaling $641.3 million with Kennedy-Wilson’s exposure to loss as a result of its interests in these variable interest entities totaling $71.0 million related to its equity contributions. In addition, as of December 31, 2011, Kennedy-Wilson had $4.8 million in the form of loan guarantees that represented 8% of the mortgage loans of the underlying variable interest entities.
Investments in which Kennedy-Wilson does not have significant influence are accounted for under the cost method of accounting. As of December 31, 2011 and 2010, Kennedy-Wilson had four investments accounted for under the cost method with a carrying value totaling $4.5 million and $2.5 million, respectively.
Total deferred revenues and gains on sale of investments in joint ventures included in accrued expenses and other liabilities were $4,101,000 and $3,943,000 at December 31, 2011 and 2010, respectively.

NOTE 8—INVESTMENTS IN LOAN POOL PARTICIPATIONS
In 2011, Kennedy-Wilson, along with institutional partners, acquired a portfolio consisting of 58 performing loans with 24 borrowers with an unpaid principal balance of $2.2 billion, at time of purchase, secured by real estate located in the United Kingdom (the “UK Loan Pool”). The amount contractually due under the terms of the notes as of December 31, 2011 is $1.6 billion. The 58 loans are secured by more than 170 properties comprised of the following product types: office, multifamily, retail, industrial, hotel and land. Kennedy Wilson expects to accrete $26.7 million in interest income from loan pool participations over the total estimated collection period. During the year ended December 31, 2011, Kennedy-Wilson recognized $1.4 million of interest income from this loan pool participations in the accompanying consolidated statements of operations and comprehensive (loss) income. This loan pool participation is an unconsolidated fifty percent or less owned entity and was determined to be a significant subsidiary for the purposes of S-X §210.3-09. The summarized financial information for this entity has been included in Note 7 and the investment totaled $61.3 million as of December 31, 2011. Subsequent to the acquisition, six of the loans with a basis of $422.3 million, were sold.
Kennedy-Wilson recognized $2.6 million in losses from foreign currency translation adjustments from its investment in the UK Loan Pool during 2011. The foreign currency loss is included in other comprehensive income in the accompanying consolidated statement of equity.
In 2011, Kennedy-Wilson, in partnership with a bank, acquired participations in a loan portfolio totaling $44.9 million in unpaid principal balance. The loan portfolio is comprised of nine nonperforming loans secured by eight retail properties located

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

in Southern California. Kennedy-Wilson expects to accrete $0.8 million in interest income from loan pool participations over the estimated collection period. During the year ended December 31, 2011, Kennedy-Wilson recognized $0.1 million, of interest income from loan pool participations in the accompanying consolidated statements of operations and comprehensive (loss) income. The amount contractually due under the terms of the notes as of December 31, 2011 is $44.9 million.
In 2010, Kennedy-Wilson, in partnership with a bank, acquired participations in two loan portfolios totaling approximately $424.5 million in unpaid principal balance. The loan portfolios, which were acquired from a regional bank, are comprised of loans secured by residential, hotel, retail, office, land, multifamily and other assets predominantly located in Southern California. Contractual payments of principal and interest of $0.6 million are due monthly from the loan pool participations. As of December 31, 2011, Kennedy-Wilson expects to accrete $13.0 million in interest income from loan pool participations over the remaining total estimated collection period. During the year ended December 31, 2011, Kennedy-Wilson recognized $3.1 million, including $0.1 million in noncontrolling interest, of interest income from loan pool participations in the accompanying consolidated statements of operations and comprehensive (loss) income. During the year ended December 31, 2010, Kennedy-Wilson recognized $9.3 million, including $1.4 million in noncontrolling interests, of interest income from loan pool participations in the accompanying consolidated statements of operations and comprehensive (loss) income. The amount contractually due under the terms of the notes as of December 31, 2011 is $202.0 million, which is due to resolutions or sales within the loan pool.

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

The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Marketable securities	$23,005,000	$—	$—	$23,005,000
Investments in joint ventures	—	—	51,382,000	51,382,000
	$23,005,000	$—	$51,382,000	$74,387,000
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Marketable securities	$33,000	$—	$—	$33,000
Investments in joint ventures	—	—	34,654,000	34,654,000
	$33,000	$—	$34,654,000	$34,687,000
Kennedy-Wilson's investment in the ordinary stock units of the Bank of Ireland are classified as available-for-sale and are stated at fair value based upon observed market prices (Level 1 in the fair value hierarchy). Unrealized changes in value on these securities are included in accumulated other comprehensive income.
The following table presents changes in Level 3 investments, investments in investment companies and investments in joint

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

ventures that elected the fair value option, for the years ended December 31:

	2011	2010	2009
Beginning balance	$34,654,000	$19,590,000	$15,088,000
Unrealized and realized gains	5,690,000	6,199,000	2,725,000
Unrealized and realized losses	(1,394,000)	—	—
Purchases	13,986,000	10,795,000	1,956,000
Sales	(1,554,000)	(1,930,000)	(179,000)
Ending Balance	$51,382,000	$34,654,000	$19,590,000
The change in unrealized and realized gains and losses are included in equity in joint venture (loss) income in the accompanying consolidated statements of operations and comprehensive (loss) income.
The change in unrealized gains on level 3 investments during 2011 and 2010 for investments still held as of December 31, 2011 and 2010 were $4.2 million and $6.2 million, respectively.
INVESTMENT IN INVESTMENT COMPANIES—Kennedy-Wilson records its investment in KW Property Fund III, L.P., Kennedy Wilson Real Estate Fund IV, L.P., and SG KW Venture I, LLC (the "Funds") based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. The Funds report their investments in real estate at fair value based on valuations of the underlying real estate holdings and indebtedness secured by the real estate. The valuations of real estate were based on management estimates of the real estate assets using income and market approaches. The indebtedness securing the real estate and the investments in debt securities were valued, in part, based on third party valuations and management estimates also using an income approach. The primary inputs for these valuations are unobservable and include discount rates, capitalization rates and projected growth rates. Increases in fair value for the Funds of $0.9 million, $3.7 million, and $3.8 million were recorded in equity in joint venture income in the accompanying consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2011, 2010 and 2009, respectively. Kennedy-Wilson’s investment balance in the Funds was $23.4 million and $20.6 million at December 31, 2011 and 2010, respectively, which are included in investments in joint ventures in the accompanying consolidated balance sheet. As of December 31, 2011 and 2010, Kennedy-Wilson has unfunded capital commitments to the Funds in the amounts of $5.3 million and $9.2 million, respectively.
FAIR VALUE OPTION—Additionally, Kennedy-Wilson elected the fair value option for two investments in joint venture entities that were acquired during 2008. Kennedy-Wilson elected to record these investments at fair value to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. In May 2011, Kennedy-Wilson purchased an additional 24% (increasing its interest from 24% to 48%) interest in one of its fair value option investments for $7.0 million from a related party fund. As the seller was experiencing liquidity issues, this transaction resulted in Kennedy-Wilson recording an increase in fair value of $4.8 million in equity in joint venture income in the accompanying consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2011. During the years ended December 31, 2011 and 2010, Kennedy-Wilson recorded an increase in fair value of both fair value option investments of $3.4 million and $2.5 million, respectively, in equity in joint venture income in the accompanying consolidated statements of operations and comprehensive (loss) income. During the year ended December 31, 2009, Kennedy-Wilson recorded a decrease in fair value of both fair value option investments of $1.0 million in equity in joint venture income in the accompanying consolidated statements of operations and comprehensive (loss) income. As of December 31, 2011 and 2010, these two investments had fair values of $27.9 million and $14.1 million, respectively.
In estimating fair value of real estate held by the Funds and two fair value option investments, Kennedy-Wilson considers significant inputs such as capitalization and discount rates. The table below describes the range of inputs used as of December 31, 2011 for real estate assets:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

Estimated rates used for
	Capitalization rates	Discount Rates
Multifamily	5.50% — 7.00%	7.50% — 8.75%
Office	6.25% — 8.00%	7.75% — 9.00%
Land and condominium units	n/a	8.00% — 12.00%
Loan	n/a	8.7%
In valuing real estate related assets and indebtedness, Kennedy-Wilson considers significant inputs such as the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by Kennedy-Wilson for these types of investments range from 2.25% to 10.6%.
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

NOTE 10—MARKETABLE SECURITIES
During 2011, a subsidiary of Kennedy-Wilson, along with a non-controlling entity comprised of Kennedy-Wilson executives, completed the purchase of 234.0 million units of ordinary stock of the Bank of Ireland for a purchase price of $32.8 million, of which $2.8 million was contributed by the non-controlling entity, at a fixed price of €0.10. Subsequent to the purchase, the non-controlling entity received a stock distribution for their ownership in the stock. The fair value was determined based on quoted prices in active markets. Additionally, the transaction was carried out in Euro's which resulted in a currency translation adjustment. The impact on the changes in currency are included in other comprehensive income in the accompanying consolidated statement of equity.
At December 31, 2011, Kennedy Wilson's marketable securities had a cost basis of $32.8 million and a fair value of $23.0 million. The difference included unrealized losses of $5.3 million and foreign currency translation adjustments of $1.6 million both of which are included in other comprehensive (loss) income in the accompanying consolidated statement of equity.
The Company has evaluated the unrealized losses as of December 31, 2011 and has concluded that the unrealized losses are temporary in nature. The factors considered included current quoted prices in the active market and the severity and duration of the market fluctuation.

NOTE 11—OTHER ASSETS
Other assets consist of the following:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

	December 31,
	2011	2010
Office furniture and equipment	$4,103,000	$3,020,000
Less: Accumulated depreciation	(995,000)	(661,000)
	3,108,000	2,359,000
Prepaid expenses	4,509,000	3,316,000
Loan fees, net of accumulated amortization of $1,107,000 and $467,000 at December 31, 2011 and 2010, respectively	8,556,000	1,629,000
Deposits and other, net of accumulated amortization of $1,004,000 and $23,000 at December 31, 2011 and 2010, respectively	4,576,000	1,546,000
	$20,749,000	$8,850,000
Depreciation and amortization expense related to the above depreciable assets were $1.9 million, $0.3 million, and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 12—SENIOR NOTES
In April 2011, Kennedy-Wilson, Inc., a wholly-owned subsidiary of Kennedy-Wilson, in a private placement, issued $200 million in aggregate principal amount of its 8.750% senior notes due April 1, 2019 with an effective yield of 8.875% and an additional $50 million in aggregate principal amount of its 8.750% senior notes due April 1, 2019 with an effective yield of 8.486%. Interest on the notes is payable on April 1 and October 1 of each year. If the Notes are redeemed prior to April 1, 2017 a premium must be paid on the redeemed amount. The terms of the notes are governed by an indenture by and among the Issuer; Kennedy-Wilson, as parent guarantor; certain subsidiaries of the Issuer, as subsidiary guarantors; and Wilmington Trust FSB, as trustee. In December 2011, Kennedy-Wilson commenced a registered exchange offer for its outstanding 8.750% senior notes. The exchange was completed on January 7, 2012.
The indenture governing the notes contains various restrictive covenants, including, among others, limitations on our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness, to make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens on assets, enter into sale /leaseback transactions, and enter into consolidations or mergers. The indenture governing the 8.750% senior Notes limits Kennedy-Wilson's ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson's maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. During 2011, Kennedy-Wilson was in compliance with this ratio. See Note 26 for the guarantor and non-guarantor financial statements.

NOTE 13—NOTES PAYABLE
Notes payable were incurred primarily in connection with the acquisition of joint venture investments and include the following:

	December 31,
	2011	2010
Note payable, interest payable monthly, variable interest rate at the lenders base rate, 4% at December 31, 2010, repaid April 2011	$—	$20,533,000
Note payable, fixed interest rate of 5% repaid April 2011	—	4,250,000
	$—	$24,783,000
During the year ended December 31, 2011, Kennedy-Wilson repaid in full the outstanding balance on it notes payable.

NOTE 14—BORROWINGS UNDER LINES OF CREDIT
In July 2010, Kennedy-Wilson entered into a new unsecured revolving credit facility with US Bank and East West Bank,

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

which effectively increased its existing revolving credit facility from $30 million to $75 million, extended the maturity date to August 2013, and established an interest rate floor of 4% . The facility is available for acquisitions and working capital. The facility bears interest at rates ranging from LIBOR plus 2.50% to LIBOR plus 3.00%, with a floor of 4%. During 2011, the average outstanding borrowings under the facility was $13.6 million with the high and low outstanding balances being $55.0 million and no balance, respectively. During 2010, the average outstanding borrowings under the facility was $16.3 million with the high and low outstanding balances being $27.8 million and $0.0 million, respectively. The borrowings under this facility had an interest rate of 4.00% during the years ended December 31, 2011 and December 31, 2010. There was no principal amount outstanding under this facility as of December 31, 2011 and $27.8 million as of December 31, 2010.
The unsecured credit facility requires Kennedy-Wilson to maintain (i) a minimum rent adjusted fixed charge coverage ratio (as defined in the unsecured credit facility) of not less than 1.75 to 1.00, measured on a four quarter rolling average basis and (ii) a maximum balance sheet leverage (as defined in the unsecured credit facility) of not greater than 1.50 to 1.00, measured at the end of each calendar quarter. As of the most recent quarter end, Kennedy-Wilson's adjusted fixed charge coverage ratio was 2.37 to 1.00 and its maximum balance sheet leverage was 0.75 to 1.00.

NOTE 15—MORTGAGE LOANS PAYABLE

	December 31,
	2011	2010
Mortgage loan payable, fixed interest rate of 4.19% interest only through November 2013, interest and principal due monthly beginning December 2013, unpaid principal due upon maturity on November 2018, secured by multi-family property	$14,357,000	$17,497,000
Mortgage loan payable, variable interest rate of long-term prime lending rate plus 3.50% (4.80 % at December 31, 2010), prime rate adjusts in April and August, repaid April 2011	—	2,784,000
Mortgage loan payable, variable interest rate of 1.00% over prime, interest due quarterly, principal due based on release prices for settled loans, unpaid principal due upon maturity on May 2013	4,391,000	14,968,000
Mortgage loan payable, fixed interest rate at 6.75% at December 31, 2011, interest only paid monthly, due June 2016, secured by office building	12,000,000	—
	$30,748,000	$35,249,000
During 2011, Kennedy-Wilson entered into a mortgage loan payable for $5.0 million secured by its 2,700-acre ranch in Hawaii. The note bore interest at the First Hawaiian Bank Prime Rate plus 2.50%, was interest only, and set to mature in April 2014. The loan was repaid in full in April 2011.
During 2010, Kennedy-Wilson assumed debt secured by a project in Hawaii (see Note 5) of $32.7 million and simultaneously settled the note for $16.0 million, resulting in a gain on early extinguishment of debt in the amount of $16.7 million (net of closing costs).
The aggregate maturities of mortgage loans payable subsequent to December 31, 2011 are: $0 in 2012, $4.4 million in 2013, $0.2 million in 2014, $0.3 million in 2015 and $25.8 million thereafter.

NOTE 16—CONVERTIBLE SUBORDINATED DEBT
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

NOTE 17—JUNIOR SUBORDINATED DEBENTURES

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

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
The junior subordinated debentures require Kennedy-Wilson to maintain (i) a fixed charge coverage ratio (as defined in the indenture governing our junior subordinated debentures) of not less than 1.75 to 1.00, measured on a four quarter rolling basis, and (ii) a ratio of total debt to net worth (as defined in the indenture governing the junior subordinated debentures) of not greater than 3.00 to 1.00 at any time. As of the most recent quarter end, Kennedy-Wilson's fixed charge coverage ratio was 3.42 to 1.00 and its ratio of total debt to net worth was 0.78 to 1.00.

NOTE 18—RELATED PARTY TRANSACTIONS

During 2011, as a result of issuing the 8.75% Senior Notes as discussed in Note 12, the Company is subject to reporting associated with non-wholly owned subsidiary guarantors under the Indenture. Therefore, in order to reduce the the reporting requirements, certain direct and indirect non-wholly owned subsidiaries of Kennedy-Wilson, Inc., a wholly-owned subsidiary of Kennedy-Wilson, that are guarantors of the Company's 8.75% Senior Notes, entered into agreements with (i) current and former employees of the Kennedy-Wilson, Inc. (the "Executives") and pooled investment vehicles owned by the executives (the "Executives Entities"), and/or (ii) unaffiliated third parties. The Executives Entities and the unaffiliated third parties were owners of an interest in non-wholly owned subsidiaries that are guarantors under the Indenture. These subsidiaries held ownership interests in unconsolidated co-investment vehicles (each a "Fund Entity"). In the transactions, interests held in the subsidiaries were exchanged for interests in the Fund Entities. As a result of the transactions, each of the subsidiaries became a wholly-owned subsidiary of Kennedy-Wilson, Inc., and each of the Executives, the Executive Entities and unaffiliated third parties continues to hold an economic interest in the relevant Fund Entity that is economically equivalent to the interest held by it prior to such transactions. As a result of this transaction, the Company deconsolidated a balance of $7.0 million of non-controlling interests.

In addition, K-W Properties, a subsidiary of Kennedy-Wilson, Inc., entered into agreements with another executive entity and certain unaffiliated third parties to acquire the outstanding non-controlling interests in two non-wholly owned subsidiaries. The consideration payable to the executive entity in exchange for their membership interest in the non-wholly owned subsidiary is $1.1 million and is included in accrued expenses and other liabilities in the accompanying balance sheet as of December 31, 2011. The consideration payable to unaffiliated third parties for their membership interests in the non-wholly owned subsidiaries was for an aggregate amount of $2.4 million.
During 2011, Kennedy-Wilson acquired a 100% interest in an approximate 200,000 square foot office portfolio in Oakland, California from a related party fund in which Kennedy-Wilson has a 5% ownership interest as further discussed in Note 3 above.
As of December 31, 2011 and 2010, a total of $33.3 million and $3.8 million was due to Kennedy-Wilson from various joint venture investments as further discussed in Note 4.
During the year ended December 31, 2011, Kennedy-Wilson purchased an additional 24% (increasing its interest from 24% to 48%) interest in a condominium project in Northern California for $7.0 million from a related party fund.
During the year ended December 31, 2011, a noncontrolling entity comprised of Kennedy-Wilson executives co-invested $2.8 million with Kennedy-Wilson to invest in the ordinary stock of the Bank of Ireland. During the year ended December 31, 2011, the stock was distributed to the executives.
During the years ended December 31, 2011 and 2010, a noncontrolling entity comprised of Kennedy-Wilson executives co-invested $1.7 million and $1.3 million with Kennedy-Wilson for the acquisition of new joint venture investments. During 2011, $0.3 million was distributed to the executives from the joint venture investments.
During the year ended December 31, 2011 and 2010, in connection with the acquisition of third-party partners’ ownership interest in various joint venture investments, Kennedy-Wilson acquired the interests of various related party entities consisting of management and directors of Kennedy-Wilson for their net investments totaling $0.1 million and $3.0 million, respectively.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

In 2010, Kennedy-Wilson sold a 50% ownership interest in Fairways and its entire 5% interest in another joint venture to KW Fund III in which it also has an ownership interest of 11.62% and is the general partner. The gain recognized on the sale of Fairways in the amount of $0.7 million is included in the accompanying consolidated statements of operations and comprehensive (loss) income. The gain recognized on the sale of the 5% joint venture interest in the amount of $0.6 million is included in equity in income of joint ventures in the accompanying consolidated statements of operations and comprehensive (loss) income. Gains on the sale of Fairways and the 5% joint venture interest were deferred in the amount of $0.2 million and are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
In 2011, the firm of Kulik, Gottesman & Siegel LLP (formerly Kulik, Gottesman & Mouton Ltd). was paid $203,000 for legal services provided by the firm and $24,000 for director’s fees for Kent Mouton, a partner in the firm and a member of Kennedy-Wilson’s Board of Directors, respectively. For 2010, the amounts were $177,000 and $43,000, respectively. For 2009, the amounts were $366,000 and $25,000, respectively. For the year ended December 31, 2009, Mr. Mouton received a payment of $10,000 upon the termination of the 2009 Equity Participation Plan (See Note 21). Effective October 1, 2011, Mr. Mouton resigned from Kulik, Gottesman & Mouton Ltd. and joined Kennedy-Wilson as Senior Executive Officer. He will continue in his role as a member of Kennedy-Wilson's Board of Directors.
The firm of Solomon, Winnett & Rosenfield was paid $198,000, $234,000, and $219,000 for income tax services provided by the firm during the years ended December 31, 2011, 2010, and 2009, respectively. Jerry Solomon is a partner in the firm and a member of Kennedy-Wilson’s Board of Directors. For the years ended December 31, 2011, 2010, and 2009, Mr. Solomon was paid director’s fees in the amounts of $34,000, $40,000, and $22,000, respectively. For the year ended December 31, 2009, Mr. Solomon received a payment of $10,000 upon the termination of the 2009 Equity Participation Plan (See Note 21).
In 2009, Kennedy-Wilson sold its ownership interest in two consolidated land projects to KW Fund III in which it also had an ownership interest of 7.64%. The gains recognized on the sale of these two ownership interests totaled $946,000 and are included in the accompanying consolidated statements of operations and comprehensive (loss) income. Gains on the sale of the joint venture interests were deferred in the amount of $44,000 and are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
In 2009, Kennedy-Wilson entered into a seven-year lease with an affiliate of a third-party shareholder for its corporate offices in Beverly Hills, California commencing in January 2010 . In 2010, Kennedy-Wilson amended the lease to provide for the rental of additional square footage. As of December 31, 2011, the future minimum lease payments under this agreement are as follows:

Year
2012	$1,449,000
2013	1,493,000
2014	1,537,000
2015	1,583,000
2016	1,632,000
Thereafter	—
Total minimum payments	$7,694,000
Rental expense under this arrangement totaled $1.2 million and $1.0 million for the years ended December 31, 2011 and 2010, respectively.
Kennedy-Wilson received fees and other income from affiliates and entities in which Kennedy-Wilson holds ownership interests in the following amounts:

	Year ended December 31,
	2011	2010	2009
Property management and leasing fees	$14,546,000	$12,417,000	$10,138,000
Commissions	24,183,000	5,375,000	727,000
Sale of real estate	—	9,535,000	6,698,000
Total related party revenue	$38,729,000	$27,327,000	$17,563,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

In 2011, Kennedy-Wilson received $0.8 million from KW Residential, LLC for consulting services. For 2010 and 2009, Kennedy-Wilson was paid $0.2 million and $0.3 million, respectively, for payroll and $0.6 million and $0.1 million, respectively, for consulting services.

NOTE 19—INCOME TAXES
The components of income (loss) from continuing operations before the provision for income taxes consisted of the following:

	Year ended December 31,
	2011	2010	2009
Domestic	$(14,880,000)	$10,212,000	$(13,618,000)
Foreign	20,001,000	—	—
Total	$5,121,000	$10,212,000	$(13,618,000)

The (benefit from) provision for income taxes consisted of the following:

	Year ended December 31,
	2011	2010	2009
Federal
Current	$—	$(2,450,000)	$(9,461,000)
Deferred	(4,523,000)	5,583,000	5,987,000
	(4,523,000)	3,133,000	(3,474,000)
State
Current	59,000	18,000	228,000
Deferred	(149,000)	576,000	(715,000)
	(90,000)	594,000	(487,000)
Foreign
Current	2,599,000	—	—
Deferred	—	—	—
	2,599,000	—	—
Total	$(2,014,000)	$3,727,000	$(3,961,000)
A reconciliation of the statutory federal income tax rate of 34% with Kennedy-Wilson’s effective income tax rate is as follows:

	Year ended December 31,
	2011	2010	2009
Tax computed at the statutory rate	$1,741,000	$3,472,000	$(4,630,000)
State income taxes, net of federal benefit	(59,000)	393,000	(681,000)
Non-vested stock expense	(54,000)	—	525,000
Taxing authority settlement	809,000	—	—
Foreign rate differential	(4,246,000)	—	—
Capitalized transaction costs	—	—	528,000
Adjustment to investment basis	—	—	954,000
Extinguishment of debt	—	818,000	—
Noncontrolling interest and other	(385,000)	(956,000)	(657,000)
Other	180,000	—	—
(Benefit from) provision for income taxes	$(2,014,000)	$3,727,000	$(3,961,000)

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

Cumulative tax effects of temporary differences are shown below at December 31, 2011 and 2010:

	Year ended December 31,
	2011	2010
Deferred tax assets:
Accrued reserves	$210,000	$196,000
Stock option expense	1,833,000	1,714,000
Net operating loss carryforward and credits	20,935,000	9,145,000
Marketable securities	2,564,000	1,032,000
Hedging transactions	2,426,000	289,000
Total deferred tax assets	27,968,000	12,376,000
Deferred tax liabilities:
Depreciation and amortization	7,447,000	6,644,000
Prepaid expenses and other	581,000	814,000
Investment basis and reserve differences	28,355,000	21,701,000
Foreign currency translation	7,667,000	6,773,000
Capitalized interest	2,355,000	2,315,000
Total deferred tax liabilities	46,405,000	38,247,000
Net deferred tax liability	$18,437,000	$25,871,000

Based upon the level of historical taxable income and projections for future taxable income over the periods which Kennedy-Wilson’s gross deferred tax assets are deductible, management believes it is more likely than not Kennedy-Wilson will realize the benefits of these deductible differences as of December 31, 2011.
As of December 31, 2011 Kennedy-Wilson had federal net operating losses of $54.8 million. These net operating losses begin to expire in the year 2030. As of December 31, 2011 there were also state net operating loss carryforwards of approximately $48.1 million. The state net operating losses begin to expire after the year 2030.
Presently a deferred tax liability for undistributed earnings of subsidiaries located outside the U.S. has not been recorded. These earnings may become taxable upon a payment of a dividend or as a result of a sale or liquidation of the subsidiaries. At this time we don't have plans to repatriate income from our foreign subsidiaries, however to the extent that are able to repatriate such earnings in a tax free manner, or in the event of a change in our capital situation or investment strategy, it is possible that the foreign subsidiaries may pay a dividend which would impact our effective tax rate. Unremitted earnings of foreign subsidiaries, which have been, or are intended to be permanently invested, aggregated approximately $17.5 million as of December 31, 2011. The determination of the tax liability upon repatriation is not practicable.
There were no gross unrecognized tax benefits at December 31, 2011 and December 31, 2010. Management has considered the likelihood and significance of possible penalties associated with Kennedy-Wilson's current and intended filing positions and has determined, based on its assessment, that such penalties, if any, would not expected to be significant.
Management has considered the likelihood and significance of possible penalties associated with Kennedy-Wilson's current and intended filing positions and has determined, based on its assessment, that such penalties, if any, would not expected to be significant.
Kennedy-Wilson's federal income tax returns remain open to examination for the years 2007 through 2011. Kennedy-Wilson is currently under examination for 2008, 2009 and 2010.

NOTE 20—COMMITMENTS AND CONTINGENCIES
Future minimum lease payments under scheduled operating leases that have initial or remaining noncancelable terms in excess of one year are as follows:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

Year
2012	$2,057,000
2013	1,861,000
2014	1,823,000
2015	1,750,000
2016	1,675,000
Thereafter	3,000
Total minimum payments	9,169,000
Net rental expense was $2.3 million, $2.2 million, and $2.0 million for the years ended December 31, 2011, 2010, and 2009, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive (loss) income.
GUARANTEES—Kennedy-Wilson has provided guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) Kennedy-Wilson could be required to make under the guarantees were approximately $26.7 million at December 31, 2011. The guarantees expire by the year end of 2016 and Kennedy-Wison's performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sales proceeds of the property.
CAPITAL COMMITMENTS—As of December 31, 2011 and 2010, Kennedy-Wilson has unfunded capital commitments to its joint ventures in the amounts of $9.1 million.
EMPLOYMENT AGREEMENTS—Kennedy-Wilson has entered into employment agreements with its Chief Executive Officer and its Chief Executive Officer of the Commercial Investment Group, which provide for annual base compensation in the aggregate amounts of $950,000 and $750,000, respectively, and expire in December 2019 and January 2014, respectively. The employment agreements provided for the payment of cash bonuses, in connection with the Merger, in the amounts of $4,850,000 and $2,000,000, respectively, and were paid in November 2009. Additionally, the employment agreements provide for cash bonuses of $2,425,000 and $1,000,000, respectively, based on Kennedy-Wilson's achievement of certain performance targets as described in the employment agreement and were paid on April 1, 2010 . The employment agreements also provide for the issuance of 556,875 shares of restricted stock to each officer that vest in equal amounts over five years provided certain performance targets are achieved (see Note 19). Also, in connection with the Merger, Kennedy-Wilson forgave a note, including principal and interest, due from its Chief Executive Officer in the total amount of $4,281,000. The Chief Executive Officer was not required to make any payments for being relieved of the note obligations and therefore it was considered as compensation expense and has been included as compensation and related expense in the accompanying consolidated statements of operations and comprehensive (loss) income. Additionally, the employment agreements provide for the payment of an annual discretionary bonus in an amount determined in the sole and absolute discretion of the Compensation Committee of the board of directors.
Kennedy-Wilson also has an employment agreements with one other non-officer employee which provides for aggregate minimum annual compensation of $600,000 and will expire in 2014.
LITIGATION—Kennedy-Wilson is currently a defendant in certain routine litigation arising in the ordinary course of business. It is the opinion of management and legal counsel that the outcome of these actions will not have a material effect on the financial statements taken as a whole.

NOTE 21—STOCK COMPENSATION PLANS
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

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

On November 13, 2009, Kennedy-Wilson adopted the the New Equity Plan that allows for the grant of up to approximately 2.5 million shares of common stock. During 2010 and 2009, approximately 0.1 million and 2.4 million restricted share awards were granted to employees, respectively, which vest ratably over a five year period. Vesting of the restricted share awards is contingent upon the expected achievement of a performance target as of the initial vesting date of November 13, 2010 and each of the next four years thereafter. The performance targets were achieved for 2010 and 2011. From inception of the plan through December 31, 2011, 960,824 shares have vested and been issued to participants and 23,512 shares have been forfeited. These restricted share awards are recognized as expense on a tranche by tranche basis over the five year performance period.
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
As of December 31, 2011, there was $3.9 million of unrecognized compensation cost for the New Equity Plan related to unvested restricted shares and $4.6 million of unrecognized compensation cost for the Equity Plan. The cost for the New Equity Plan is expected to be recognized over a weighted average period of 2.0 years and the cost for the Equity Plan is expected to be recognized over a weighted average period of 3.1 years.
Compensation expense recognized for the years ended December 31, 2011, 2010 and 2009, was $5.1 million, $8.1 million and $2.3 million, respectively, and is included in compensation and related expense in the accompanying consolidated statements of operations and comprehensive (loss) income.
The following table sets forth activity under the New Equity Plan:

Nonvested at January 1, 2010	2,357,443
Granted	132,500
Vested	(467,781)
Forfeited	(18,562)
Nonvested at December 31, 2010	2,003,600
Granted	3,000
Vested	(493,043)
Forfeited	(4,950)
Nonvested at December 31, 2011	1,508,607

NOTE 22—CAPITAL STOCK TRANSACTIONS

Common Stock
During 2011, Kennedy-Wilson issued 4.4 million shares of the its common stock to an institutional investor for $10.70 per share when the market value was $12.20. In addition, as a result of its contractual rights, the preferred shareholder also acquired 400,000 shares for $10.70 per share, representing a $0.6 million discount. Because the discount was the result of the preferred shareholder's contractual rights, it is reflected as additional preferred dividend in the accompanying consolidated statements of operations and comprehensive (loss) income.
During 2011, Kennedy-Wilson completed a secondary offering of 6.9 million shares of its common stock, which raised $71.7 million of net proceeds.
During 2011 and 2010, Kennedy-Wilson repurchased 51,958 and 1,111,690 shares of its common stock at market for total consideration of $0.5 million and $11.3 million. These shares are currently held in treasury.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

Preferred Stock
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

Warrants
In April 2010, the Board of Directors authorized a warrant repurchase program enabling Kennedy-Wilson to repurchase up to 12.5 million of its outstanding warrants. The warrants carry an exercise price of $12.50 with an expiration date of November 14, 2013. Kennedy-Wilson may call for redemption of the warrants in whole and not in part at a price of $0.01 per warrant if the share price of its common stock equals or exceeds $19.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders, or upon not less than 30 days’ prior written notice of redemption to each warrant holder. During 2011 and 2010, Kennedy-Wilson repurchased a total of 3.4 million and 7.9 million, respectively of its outstanding warrants for total consideration of $6.1 million and $11.5 million. There are 6.4 million warrants outstanding as of December 31, 2011.

Dividend Distributions
Kennedy-Wilson declared and paid the following cash dividends on its common and preferred stock:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

	Year Ended December 31, 2011			Year Ended December 31, 2010
	Declared	Paid		Declared	Paid
Preferred Stock
Series A	$6,000,000	$6,000,000		$3,716,000	$3,716,000
Series B	2,100,000	2,100,000		817,000	817,000
Total Preferred Stock	8,100,000	8,100,000	(2)	4,533,000	4,533,000
Common Stock	5,671,000	3,598,000		—	—
Total (1)	$13,771,000	$11,698,000		$4,533,000	$4,533,000
—————
(1) The difference between declared and paid is the amount accrued on the consolidated balance sheet.
(2) The $0.6 million difference between paid and the amount presented on the statement of equity represents the discount provided as a result of the preferred shareholder's contractual rights as discussed above.

NOTE 23—EMPLOYEE BENEFIT ARRANGEMENTS
Kennedy-Wilson has a qualified plan under the provisions of Section 401(k) of the Internal Revenue Code. Under this plan, participants are able to make salary deferral contributions of up to 15% of their total compensation, up to a specified maximum. The 401(k) plan also includes provisions which authorize Kennedy-Wilson to make discretionary contributions. During 2011, 2010, and 2009, Kennedy-Wilson made matching contributions of $140,000, $232,000, and $32,000, respectively, to this plan and they are included in compensation and related expenses in the accompanying consolidated statements of operations and comprehensive (loss) income.

NOTE 24—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2011	2010	2009
Basic and diluted (loss) income per share attributable to Kennedy-Wilson Holdings, Inc. common shareholders:
Loss from continuing operations attributable to Kennedy-Wilson Holdings, Inc. common shareholder	$(2,741,000)	$(1,052,000)	$(15,336,000)
Income from discontinued operations, net of income taxes, attributable to Kennedy-Wilson Holdings Inc. common shareholders	343,000	—	—
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(2,398,000)	$(1,052,000)	$(15,336,000)

Loss from continuing operations attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(0.06)	$(0.03)	$(0.57)
Income from discontinued operations, net of income taxes, attributable to Kennedy-Wilson Holdings Inc. common shareholders	0.01	—	—
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(0.06)	$(0.03)	$(0.57)
Weighted average shares outstanding for basic and diluted loss per share	42,415,770	38,978,272	26,891,304
The dilutive shares from warrants, convertible securities, and un-vested stock have not been included in the diluted weighted average shares as Kennedy-Wilson has a net loss available to common shareholders. There were no potentially dilutive securities as of December 31, 2011 and 2010. There was a total of 20,609,591, 23,450,734 and 147,857 potentially dilutive securities as of December 31, 2011, 2010 and 2009.

NOTE 25—SEGMENT INFORMATION
Kennedy-Wilson's business is defined by two core segments: KW Services and KW Investments. KW Services provides

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

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
Substantially all of the management fees and commissions – related party revenues were generated via intersegment activity for the years ended December 31, 2011, 2010 and 2009. The amounts representing investments with related parties and non-affiliates are included in the investments segment. No single external customer provided Kennedy-Wilson with 10% or more of its revenues during any period presented in these financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

The following tables summarize the income and expense activity by segment for the year ended December 31, 2011, 2010 and 2009 and total assets as of December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
Services
Management fees and commissions	$18,347,000	$15,272,000	$13,230,000
Management fees and commissions - related party	38,729,000	17,792,000	10,865,000
Total revenue	57,076,000	33,064,000	24,095,000
Operating expenses	31,356,000	23,584,000	20,499,000
Depreciation and amortization	143,000	117,000	70,000
Total operating expenses	31,499,000	23,701,000	20,569,000
Total operating income	25,577,000	9,363,000	3,526,000
Income before provision for income taxes	$25,577,000	$9,363,000	$3,526,000
Total assets	$66,406,000	$38,780,000	$30,600,000

All of the revenues included in the table above are attributable to the United States except for $22.2 million of management fees and commissions - related party that is attributable to our operations in Ireland. The total assets of our Irish subsidiary totaled $21.7 million.

	Year Ended December 31,
	2011	2010	2009
Investments
Sale of real estate	$417,000	$3,937,000	$52,699,000
Sale of real estate - related party	—	9,535,000	6,698,000
Rental and other revenue	5,140,000	4,000,000	2,717,000
Total revenue	5,557,000	17,472,000	62,114,000
Operating expenses	19,302,000	26,243,000	49,458,000
Depreciation and amortization	2,420,000	1,342,000	919,000
Total operating expenses	21,722,000	27,585,000	50,377,000
Equity in joint venture income	12,507,000	10,548,000	8,019,000
Income from loan pool participations and notes receivable	7,886,000	11,855,000	—
Total operating income (loss)	4,228,000	12,290,000	19,756,000
Interest income - related party	2,021,000	—	—
Remeasurement gain	6,348,000	2,108,000	—
Gain on early extinguishment of debt	—	16,670,000	—
Interest expense	(1,552,000)	(676,000)	(5,106,000)
Other than temporary impairment	—	—	(328,000)
Income from continuing operations	$11,045,000	$30,392,000	$14,322,000
Income from discontinued operations, net of income taxes	8,000	—	—
Gain from sale of real estate, net of income taxes	335,000	—	—
Income before provision for income taxes	$11,388,000	$30,392,000	$14,322,000
Total assets	$591,459,000	$400,519,000	$236,780,000
Expenditure for long lived assets	$2,680,000	$23,764,000	$35,800,000

All of the revenues included in the table above are attributable to the United States, except for the rental revenue that is attributable to Japan and income from loan pool participations and notes receivable that is attributable to our investment in the UK loan pool. A total of $538,000, $485,000 and $483,000 in rental revenue is attributable to Japan for the years end December 31, 2011, 2010 and 2009, respectively. This rental revenue was generated from the office building in Japan that had a carrying value of $9,256,000, $8,895,000 and $8,145,000 as of December 31, 2011, 2010 and 2009, respectively. The total income from loan pool participations and notes receivable from our $60.0 million investment in the UK loan pool was $2.3 million for the year end December 31, 2011. They only other activity outside the United States is conducted through Kennedy-Wilson’s equity method investment KWR (Note 7).

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

	Year Ended December 31,
	2011	2010	2009
Corporate
Rental and other revenue	$—	$—	$26,000
Total revenue	—	—	26,000
Operating expenses	12,596,000	18,492,000	23,793,000
Depreciation and amortization	235,000	159,000	133,000
Total operating expenses	12,831,000	18,651,000	23,926,000
Total operating loss	(12,831,000)	(18,651,000)	(23,900,000)
Interest income	285,000	192,000	102,000
Interest income - related party	—	662,000	400,000
Loss on early extinguishment of corporate debt	—	(4,788,000)	—
Interest expense	(18,955,000)	(6,958,000)	(8,068,000)
Loss before provision for income taxes	(31,501,000)	(29,543,000)	(31,466,000)
Benefit from (provision) for income taxes	2,014,000	(3,727,000)	3,961,000
Net loss	$(29,487,000)	$(33,270,000)	$(27,505,000)
Total assets	$134,911,000	$48,549,000	$68,877,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

NOTE 26—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of December 31, 2011 and 2010, respectively; consolidating statements of operations and comprehensive (loss) income for the years ended December 31, 2011, 2010 and 2009, respectively; and condensed consolidating statements of cash flows for the years ended December 31, 2011, 2010 and 2009, respectively, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries
Included in the guarantor subsidiaries column below are data for certain guarantor subsidiaries that were less than 100% owned by Kennedy-Wilson as of December 31, 2010. Such guarantor subsidiaries were restructured prior to the exchange offer such that Kennedy-Wilson now owns 100% of all of the guarantor subsidiaries as of December 31, 2011. As a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of December 31, 2011.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2011

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$95,812,000	$2,553,000	$17,561,000	$—	$115,926,000
Accounts receivable	—	751,000	2,043,000	320,000	—	3,114,000
Accounts receivable — related parties	—	2,328,000	6,822,000	6,462,000	—	15,612,000
Notes receivable	—	862,000	6,076,000	1,000,000	—	7,938,000
Notes receivable — related parties	—	33,269,000	—	—	—	33,269,000
Real estate, net of accumulated depreciation	—	53,000	51,212,000	64,615,000	—	115,880,000
Investments in joint ventures	—	8,785,000	316,219,000	18,363,000	—	343,367,000
Investments in and advances to consolidated subsidiaries	412,871,000	567,285,000	82,393,000	—	(1,062,549,000)	—
Investment in loan pool participations	—	—	89,951,000	—	—	89,951,000
Marketable securities	—	22,972,000	33,000	—	—	23,005,000
Other assets	—	13,334,000	3,656,000	3,759,000	—	20,749,000
Goodwill	—	—	17,216,000	6,749,000	—	23,965,000
Total Assets	$412,871,000	$745,451,000	$578,174,000	$118,829,000	$(1,062,549,000)	$792,776,000

Liabilities and equity
Liabilities
Accounts payable	$52,000	$1,250,000	$396,000	$100,000	$—	$1,798,000
Accrued expenses and other liabilities	2,584,000	10,768,000	5,346,000	5,564,000	—	24,262,000
Accrued salaries and benefits	—	12,622,000	1,195,000	761,000	—	14,578,000
Deferred tax liability	—	18,555,000	(439,000)	321,000	—	18,437,000
Senior notes payable	—	249,385,000	—	—	—	249,385,000
Mortgage loans payable	—	—	4,391,000	26,357,000	—	30,748,000
Junior subordinated debentures	—	40,000,000	—	—	—	40,000,000
Total liabilities	2,636,000	332,580,000	10,889,000	33,103,000	—	379,208,000

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	410,235,000	412,871,000	567,285,000	82,393,000	(1,062,549,000)	410,235,000
Noncontrolling interests	—	—	—	3,333,000	—	3,333,000
Total equity	410,235,000	412,871,000	567,285,000	85,726,000	(1,062,549,000)	413,568,000
Total liabilities and equity	$412,871,000	$745,451,000	$578,174,000	$118,829,000	$(1,062,549,000)	$792,776,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2010

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$42,793,000	$3,350,000	$825,000	$—	$46,968,000
Accounts receivable	—	348,000	1,551,000	198,000	—	2,097,000
Accounts receivable — related parties	—	1,652,000	5,268,000	142,000	—	7,062,000
Notes receivable	—	862,000	18,402,000	1,000,000	—	20,264,000
Notes receivable — related parties	—	3,837,000	—	—	—	3,837,000
Real estate, net of accumulated depreciation	—	—	56,207,000	26,494,000	—	82,701,000
Investments in joint ventures	—	2,501,000	257,521,000	6,864,000	—	266,886,000
Investments in and advances to consolidated subsidiaries	300,244,000	368,820,000	20,251,000	—	(689,315,000)	—
Investment in loan pool participations	—	—	25,218,000	—	—	25,218,000
Other assets	—	4,945,000	3,417,000	488,000	—	8,850,000
Goodwill	—	—	17,216,000	6,749,000	—	23,965,000
Total Assets	$300,244,000	$425,758,000	$408,401,000	$42,760,000	$(689,315,000)	$487,848,000

Liabilities and equity
Liabilities
Accounts payable	$52,000	$673,000	$725,000	$54,000	$—	$1,504,000
Accrued expenses and other liabilities	—	1,830,000	6,914,000	320,000	—	9,064,000
Accrued salaries and benefits	—	8,857,000	1,553,000	311,000	—	10,721,000
Deferred tax liability	—	25,871,000	—	—	—	25,871,000
Notes payable	—	20,533,000	—	4,250,000	—	24,783,000
Borrowings under line of credit	—	27,750,000	—	—	—	27,750,000
Mortgage loans payable	—	—	17,752,000	17,497,000	—	35,249,000
Junior subordinated debentures	—	40,000,000	—	—	—	40,000,000
Total liabilities	52,000	125,514,000	26,944,000	22,432,000	—	174,942,000

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	300,192,000	300,244,000	368,820,000	20,251,000	(689,315,000)	300,192,000
Noncontrolling interests	—	—	12,637,000	77,000	—	12,714,000
Total equity	300,192,000	300,244,000	381,457,000	20,328,000	(689,315,000)	312,906,000
Total liabilities and equity	$300,244,000	$425,758,000	$408,401,000	$42,760,000	$(689,315,000)	$487,848,000

—————
(1)    Included in the guarantor subsidiaries column above are data for certain subsidiaries that were less than 100% owned as of December 31, 2010 by Kennedy-Wilson at the time the notes were originally issued. Such guarantor subsidiaries were restructured prior to registering the notes such that Kennedy-Wilson now owns 100% of all the guarantor subsidiaries as of December 31, 2011. As a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2011

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Management and leasing fees	$—	$719,000	$3,340,000	$8,511,000	$—	$12,570,000
Management and leasing fees—related party	—	—	13,341,000	1,205,000	—	14,546,000
Commissions	—	3,279,000	850,000	1,648,000	—	5,777,000
Commissions—related party	—	—	5,316,000	18,867,000	—	24,183,000
Sale of real estate	—	—	417,000	—	—	417,000
Rental and other income	—	—	1,086,000	4,054,000	—	5,140,000
Total revenue	—	3,998,000	24,350,000	34,285,000	—	62,633,000
Operating expenses
Commission and marketing expenses	—	887,000	2,693,000	385,000	—	3,965,000
Compensation and related expenses	5,055,000	18,127,000	11,806,000	6,141,000	—	41,129,000
Cost of real estate sold	—	—	397,000	—	—	397,000
General and administrative	—	9,024,000	3,153,000	2,278,000	—	14,455,000
Rental operating expense	—	—	1,506,000	1,802,000	—	3,308,000
Depreciation and amortization	—	236,000	465,000	2,097,000	—	2,798,000
Total operating expenses	5,055,000	28,274,000	20,020,000	12,703,000	—	66,052,000
Equity in joint venture income	—	425,000	9,847,000	2,235,000	—	12,507,000
Interest income from loan pool participations and notes receivable	—	12,000	7,793,000	81,000	—	7,886,000
Income from consolidated subsidiaries	12,533,000	51,114,000	28,797,000	—	(92,444,000)	—
Operating income (loss)	7,478,000	27,275,000	50,767,000	23,898,000	(92,444,000)	16,974,000
Non-operating income (expense)
Interest income	—	186,000	99,000	—	—	285,000
Interest income—related party	—	2,021,000	—	—	—	2,021,000
Remeasurement gain	—	—	—	6,348,000	—	6,348,000
Interest expense	—	(18,963,000)	(95,000)	(1,449,000)	—	(20,507,000)
Income (loss) from continuing operations before (provision for) benefit from income taxes	7,478,000	10,519,000	50,771,000	28,797,000	(92,444,000)	5,121,000
Benefit from (provision for) income taxes	—	2,014,000	—	—	—	2,014,000
Income (loss) from continuing operations	7,478,000	12,533,000	50,771,000	28,797,000	(92,444,000)	7,135,000
Income from discontinued operations, net of income taxes	—	—	8,000	—	—	8,000
Gain from sale of real estate, net of income taxes	—	—	335,000	—	—	335,000
Net income (loss)	7,478,000	12,533,000	51,114,000	28,797,000	(92,444,000)	7,478,000
Net income attributable to the noncontrolling interests	—	(103,000)	(379,000)	(650,000)	—	(1,132,000)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	7,478,000	12,430,000	50,735,000	28,147,000	(92,444,000)	6,346,000
Preferred stock dividends and accretion of issuance costs	(8,744,000)	—	—	—	—	(8,744,000)
Net income attributable to unvested restricted stock awards	—	—	—	—	—	—
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(1,266,000)	12,430,000	50,735,000	28,147,000	(92,444,000)	(2,398,000)
Other comprehensive (loss) income, net of tax	(4,008,000)	(4,008,000)	(282,000)	(25,000)	4,315,000	(4,008,000)
Other comprehensive income attributable to noncontrolling interests, net of tax	—	—	—	—	—	—
Total comprehensive (loss) income	$(5,274,000)	$8,422,000	$50,453,000	$28,122,000	$(88,129,000)	$(6,406,000)
—————
(1)    Included in the guarantor subsidiaries column above are data for certain subsidiaries that were less than 100% owned prior to December 31, 2011 by Kennedy-Wilson. Such guarantor subsidiaries were restructured prior to December 31, 2011 such that Kennedy-Wilson now owns 100% of all the guarantor subsidiaries. As a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2010

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Management and leasing fees	$—	$183,000	$5,873,000	$2,857,000	$—	$8,913,000
Management and leasing fees — related party	—	—	11,258,000	1,159,000	—	12,417,000
Commissions	—	684,000	5,338,000	337,000	—	6,359,000
Commissions — related party	—	—	5,355,000	20,000	—	5,375,000
Sale of real estate	—	—	3,937,000	—	—	3,937,000
Sale of real estate - related party	—	—	9,535,000	—	—	9,535,000
Rental and other income	—	—	1,903,000	2,097,000	—	4,000,000
Total revenue	—	867,000	43,199,000	6,470,000	—	50,536,000
Operating expenses
Commission and marketing expenses	—	—	2,841,000	345,000	—	3,186,000
Compensation and related expenses	8,094,000	14,063,000	13,121,000	2,877,000	—	38,155,000
Merger-related compensation and related expenses	2,225,000	—	—	—	—	2,225,000
Cost of real estate sold	—	—	2,714,000	—	—	2,714,000
Cost of real estate sold - related party	—	—	8,812,000	—		8,812,000
General and administrative	227,000	6,753,000	3,453,000	881,000	—	11,314,000
Rental operating expenses	—	—	1,234,000	679,000	—	1,913,000
Depreciation and amortization	—	159,000	764,000	695,000	—	1,618,000
Total operating expenses	10,546,000	20,975,000	32,939,000	5,477,000	—	69,937,000
Equity in joint venture income (loss)	—	—	10,629,000	(81,000)	—	10,548,000
Interest income from loan pool participations and notes receivable	—	46,000	11,760,000	49,000	—	11,855,000
Income from consolidated subsidiaries	17,031,000	50,902,000	426,000	—	(68,359,000)	—
Operating income	6,485,000	30,840,000	33,075,000	961,000	(68,359,000)	3,002,000
Non-operating income (expense)
Interest income	—	153,000	39,000	—	—	192,000
Interest income — related party	—	662,000	—	—	—	662,000
Remeasurement gain	—	—	2,108,000	—	—	2,108,000
Gain on early extinguishment of mortgage debt	—	—	16,670,000	—	—	16,670,000
Loss on extinguishment of debt	—	(4,788,000)	—	—	—	(4,788,000)
Interest expense	—	(6,109,000)	(990,000)	(535,000)	—	(7,634,000)
Income before provision for income taxes	6,485,000	20,758,000	50,902,000	426,000	(68,359,000)	10,212,000
Provision for income taxes	—	(3,727,000)	—	—	—	(3,727,000)
Net income	6,485,000	17,031,000	50,902,000	426,000	(68,359,000)	6,485,000
Net income attributable to the noncontrolling interests	—	—	(2,963,000)	(16,000)	—	(2,979,000)
Net income attributable to Kennedy-Wilson Holdings, Inc.	6,485,000	17,031,000	47,939,000	410,000	(68,359,000)	3,506,000
Preferred dividends and accretion of preferred stock issuance costs	(4,558,000)	—	—	—	—	(4,558,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	1,927,000	17,031,000	47,939,000	410,000	(68,359,000)	(1,052,000)
Other comprehensive income, net of tax	6,440,000	6,440,000	6,440,000	—	(12,880,000)	6,440,000
Total comprehensive income	$8,367,000	$23,471,000	$54,379,000	$410,000	$(81,239,000)	$5,388,000
—————
(1)    Included in the guarantor subsidiaries column above are data for certain subsidiaries that were less than 100% owned for the year ended December 31, 2010 by Kennedy-Wilson at the time the notes were originally issued. Such guarantor subsidiaries were restructured prior to registering the notes such that Kennedy-Wilson now owns 100% of all the guarantor subsidiaries. As a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for such guarantor subsidiaries.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2009

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Management and leasing fees	$—	$49,000	$5,724,000	$3,253,000	$—	$9,026,000
Management and leasing fees — related party	—	—	8,775,000	1,363,000	—	10,138,000
Commissions	—	708,000	3,360,000	136,000	—	4,204,000
Commissions — related party	—	—	727,000	—	—	727,000
Sale of real estate	—	—	52,699,000	—	—	52,699,000
Sale of real estate — related party	—	—	6,698,000	—	—	6,698,000
Rental and other income	—	26,000	575,000	2,142,000	—	2,743,000
Total revenue	—	783,000	78,558,000	6,894,000	—	86,235,000
Operating expenses
Commission and marketing expenses	—	—	2,891,000	520,000	—	3,411,000
Compensation and related expenses	3,857,000	6,199,000	11,744,000	2,989,000	—	24,789,000
Merger-related compensation and related expenses	12,468,000	—	—	—	—	12,468,000
Cost of real estate sold	—	—	36,179,000	—	—	36,179,000
Cost of real estate sold — related party	—	—	5,752,000	—	—	5,752,000
General and administrative	3,000	1,466,000	3,960,000	922,000	—	6,351,000
Merger-related general and administrative	3,652,000	—	—	—	—	3,652,000
Rental operating expenses	—	—	302,000	846,000	—	1,148,000
Depreciation and amortization	—	133,000	309,000	680,000	—	1,122,000
Total operating expenses	19,980,000	7,798,000	61,137,000	5,957,000	—	94,872,000
Equity in joint venture income (loss)	—	—	8,137,000	(118,000)	—	8,019,000
Income from consolidated subsidiaries	10,323,000	21,091,000	(579,000)	—	(30,835,000)	—
Operating (loss) income	(9,657,000)	14,076,000	24,979,000	819,000	(30,835,000)	(618,000)
Non-operating income (expense)
Interest income	—	102,000	—	—	—	102,000
Interest income — related party	—	400,000	—	—	—	400,000
Interest expense	—	(7,894,000)	(3,882,000)	(1,398,000)	—	(13,174,000)
Other than temporary impairment	—	(322,000)	(6,000)	—	—	(328,000)
Income before provision for income taxes	(9,657,000)	6,362,000	21,091,000	(579,000)	(30,835,000)	(13,618,000)
Benefit from income taxes	—	3,961,000	—	—	—	3,961,000
Net (loss) income	(9,657,000)	10,323,000	21,091,000	(579,000)	(30,835,000)	(9,657,000)
Net income (loss) attributable to the noncontrolling interests	—	—	(5,704,000)	25,000	—	(5,679,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc.	(9,657,000)	10,323,000	15,387,000	(554,000)	(30,835,000)	(15,336,000)
Other comprehensive income, net of tax	2,601,000	2,601,000	2,601,000	—	(5,202,000)	2,601,000
Total comprehensive income	$(7,056,000)	$12,924,000	$17,988,000	$(554,000)	$(36,037,000)	$(12,735,000)
—————
(1)    Included in the guarantor subsidiaries column above are data for certain subsidiaries that were less than 100% owned for the year ended December 31, 2009 by Kennedy-Wilson at the time the notes were originally issued. Such guarantor subsidiaries were restructured prior to registering the notes such that Kennedy-Wilson now owns 100% of all the guarantor subsidiaries. As a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for such guarantor subsidiaries.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2011

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities	$—	$(32,013,000)	$1,706,000	$24,296,000	$(6,011,000)
Cash flows from investing activities:
Additions to notes receivable	—	—	(6,145,000)	—	(6,145,000)
Settlements of notes receivable	—	—	3,625,000	—	3,625,000
Additions to notes receivable—related party	—	(35,273,000)	—	—	(35,273,000)
Settlements of notes receivable—related party	—	4,867,000	—	—	4,867,000
Additions to notes receivable from sale of real estate	—	—	—	—	—
Settlements of notes receivable from sale of real estate	—	—	—	—	—
Net proceeds from sale of real estate held for sale	—	—	—	—	—
Net proceeds from sale of real estate—related party	—	—	—	—	—
Net proceeds from sale of real estate	—	—	7,053,000	—	7,053,000
Purchases of and additions to real estate	—	—	(2,552,000)	(128,000)	(2,680,000)
Investment in marketable securities	—	(32,775,000)	—	—	(32,775,000)
Investing distributions from joint ventures	—	—	27,269,000	5,444,000	32,713,000
Contributions to joint ventures	—	(2,000,000)	(100,780,000)	(2,606,000)	(105,386,000)
Investing distributions from loan pool participation	—	—	66,418,000	—	66,418,000
Contributions to loan pool participation	—	—	(130,551,000)	—	(130,551,000)
(Investments in) distributions from consolidated subsidiaries, net	(104,723,000)	(43,972,000)	146,853,000	1,842,000	—
Net cash (used in) provided by investing activities	(104,723,000)	(109,153,000)	11,190,000	4,552,000	(198,134,000)
Cash flow from financing activities:
Borrowings under senior notes payable	—	249,344,000	—	—	249,344,000
Repayment of notes payable	—	(20,533,000)	—	(4,250,000)	(24,783,000)
Borrowings under lines of credit	—	74,000,000	—	—	74,000,000
Repayment of lines of credit	—	(101,750,000)	—	—	(101,750,000)
Borrowings under mortgage loans payable	—	—	5,000,000	12,076,000	17,076,000
Repayment of mortgage loans payable	—	—	(15,577,000)	(22,000,000)	(37,577,000)
Debt issue costs	—	(7,224,000)	—	(515,000)	(7,739,000)
Issuance of common stock	123,100,000	—	—	—	123,100,000
Repurchase of common stock	(547,000)	—	—	—	(547,000)
Repurchase of warrants	(6,132,000)	—	—	—	(6,132,000)
Dividends paid	(11,698,000)	—	—	—	(11,698,000)
Contributions from noncontrolling interests	—	—	1,622,000	2,843,000	4,465,000
Distributions to noncontrolling interests	—	—	(4,876,000)	(266,000)	(5,142,000)
Net cash provided by (used in) financing activities	104,723,000	193,837,000	(13,831,000)	(12,112,000)	272,617,000
Effect of currency exchange rate changes on cash and cash equivalents	—	348,000	138,000	—	486,000
Net change in cash and cash equivalents	—	53,019,000	(797,000)	16,736,000	68,958,000
Cash and cash equivalents, beginning of year	—	42,793,000	3,350,000	825,000	46,968,000
Cash and cash equivalents, end of year	$—	$95,812,000	$2,553,000	$17,561,000	$115,926,000
—————
(1)    Included in the guarantor subsidiaries column above are data for certain subsidiaries that were less than 100% owned for the year ended December 31, 2011 by Kennedy-Wilson at the time the notes were originally issued. Such guarantor subsidiaries were restructured prior to registering the notes such that Kennedy-Wilson now owns 100% of all the guarantor subsidiaries. As a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for such guarantor subsidiaries.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2010

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Consolidated Total
Cash flows (used in) provided by operating activities:	$(2,670,000)	$(9,635,000)	$13,074,000	$1,388,000	$2,157,000
Cash flows from investing activities:
Additions to notes receivable	—	(377,000)	(24,259,000)	(1,000,000)	(25,636,000)
Settlements of notes receivable	—	15,000	8,423,000	—	8,438,000
Additions to notes receivable - related party	—	(5,914,000)	—	—	(5,914,000)
Settlements of notes receivable - related party	—	8,721,000	—	—	8,721,000
Net proceeds from sale of real estate	—	—	3,639,000	—	3,639,000
Net proceeds from sale of real estate - related party	—	—	9,548,000	—	9,548,000
Purchases of and additions to real estate	—	—	(19,590,000)	(4,174,000)	(23,764,000)
Distributions from joint ventures	—	—	9,790,000	387,000	10,177,000
Contributions to joint ventures	—	(1,220,000)	(77,203,000)	(5,468,000)	(83,891,000)
Contributions to loan pool participations	—	—	(16,154,000)	—	(16,154,000)
(Investments in) distributions from consolidated subsidiaries, net	(108,730,000)	13,161,000	87,197,000	8,372,000	—
Net cash (used in) provided by investing activities	(108,730,000)	14,386,000	(18,609,000)	(1,883,000)	(114,836,000)
Cash flow from financing activities:
Borrowings under notes payable	—	—	—	4,250,000	4,250,000
Repayment of notes payable	—	(5,600,000)	—	—	(5,600,000)
Borrowings under lines of credit	—	48,250,000	—	—	48,250,000
Repayment of lines of credit	—	(30,500,000)	—	—	(30,500,000)
Borrowings under mortgage loans payable	—	—	20,016,000	—	20,016,000
Repayment of mortgage loans payable	—	—	(21,492,000)	(3,243,000)	(24,735,000)
Repayment of convertible subordinated debt	—	(32,550,000)	—	—	(32,550,000)
Debt issue costs	—	(598,000)	—	(46,000)	(644,000)
Issuance of preferred stock	132,294,000	—	—	—	132,294,000
Repurchase of common stock	(11,301,000)	—	—	—	(11,301,000)
Repurchase of warrants	(11,500,000)	—	—	—	(11,500,000)
Dividends paid	(4,533,000)	—	—	—	(4,533,000)
Contributions from noncontrolling interests	—	—	10,955,000	—	10,955,000
Distributions from noncontrolling interests	—	—	(3,242,000)	—	(3,242,000)
Net cash provided by (used in) financing activities	104,960,000	(20,998,000)	6,237,000	961,000	91,160,000
Effect of currency exchange rate changes on cash and cash equivalents	6,440,000	4,263,000	—	—	10,703,000
Net change in cash and cash equivalents	—	(11,984,000)	702,000	466,000	(10,816,000)
Cash and cash equivalents, beginning of year	—	54,777,000	2,648,000	359,000	57,784,000
Cash and cash equivalents, end of year	$—	$42,793,000	$3,350,000	$825,000	$46,968,000
—————
(1)    Included in the guarantor subsidiaries column above are data for certain subsidiaries that were less than 100% owned for the year ended December 31, 2010 by Kennedy-Wilson at the time the notes were originally issued. Such guarantor subsidiaries were restructured prior to registering the notes such that Kennedy-Wilson now owns 100% of all the guarantor subsidiaries. As a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for such guarantor subsidiaries.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2009

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Consolidated Total
Cash flows (used in) provided by operating activities:	$(17,648,000)	$(6,449,000)	$(1,497,000)	$368,000	$(25,226,000)
Cash flows from investing activities:
Additions to notes receivable	—	(500,000)	—	—	(500,000)
Settlements of notes receivable	—	300,000	2,000	—	302,000
Additions to notes receivable - related party	—	(8,774,000)	—	—	(8,774,000)
Settlements of notes receivable - related party	—	2,935,000	—	—	2,935,000
Additions to notes receivable from sale of real estate	—	(2,663,000)	—	—	(2,663,000)
Settlements of notes receivable from sale of real estate	—	1,858,000	—	—	1,858,000
Net proceeds from sale of real estate held for sale	—	—	58,027,000	—	58,027,000
Purchases of and additions to real estate	—	—	(35,730,000)	(70,000)	(35,800,000)
Assets acquired in merger	89,181,000	—	—	—	89,181,000
Distributions from joint ventures	—	—	2,283,000	91,000	2,374,000
Contributions to joint ventures	—	(1,000,000)	(36,933,000)	—	(37,933,000)
(Investments in) distributions from consolidated subsidiaries, net	(67,267,000)	43,705,000	24,422,000	(860,000)	—
Net cash provided by (used in) investing activities	21,914,000	35,861,000	12,071,000	(839,000)	69,007,000
Cash flow from financing activities:
Borrowings under notes payable	—	37,059,000	—	—	37,059,000
Repayment of notes payable	—	(32,114,000)	—	—	(32,114,000)
Borrowings under lines of credit	—	20,500,000	—	—	20,500,000
Repayment of lines of credit	—	(24,000,000)	—	—	(24,000,000)
Borrowings under mortgage loans payable	—	—	30,286,000	—	30,286,000
Repayment of mortgage loans payable	—	—	(35,866,000)	—	(35,866,000)
Debt issue costs	—	(160,000)	(638,000)	—	(798,000)
Issuance of common stock	59,000	—	—	—	59,000
Repurchase of common stock	(3,690,000)	—	—	—	(3,690,000)
Dividends paid	(3,235,000)	—	—	—	(3,235,000)
Contributions from noncontrolling interests	—	—	6,804,000	—	6,804,000
Distributions from noncontrolling interests	—	—	(10,712,000)	—	(10,712,000)
Net cash (used in) provided by financing activities	(6,866,000)	1,285,000	(10,126,000)	—	(15,707,000)
Effect of currency exchange rate changes on cash and cash equivalents	2,600,000	1,279,000	—	—	3,879,000
Net change in cash and cash equivalents	—	31,976,000	448,000	(471,000)	31,953,000
Cash and cash equivalents, beginning of year	—	22,801,000	2,200,000	830,000	25,831,000
Cash and cash equivalents, end of year	$—	$54,777,000	$2,648,000	$359,000	$57,784,000
—————
(1)    Included in the guarantor subsidiaries column above are data for certain subsidiaries that were less than 100% owned for the year ended December 31, 2009 by Kennedy-Wilson at the time the notes were originally issued. Such guarantor subsidiaries were restructured prior to registering the notes such that Kennedy-Wilson now owns 100% of all the guarantor subsidiaries. As a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for such guarantor subsidiaries.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2011, 2010 and 2009

NOTE 27—UNAUDITED QUARTERLY INFORMATION

Year Ended December 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$8,727,000	$8,510,000	$12,776,000	$32,620,000
Operating expenses	12,525,000	13,138,000	15,569,000	24,820,000
Equity in joint venture (loss) income	5,256,000	2,551,000	(646,000)	5,346,000
Interest income from loan pool participations and notes receivable	2,546,000	2,241,000	1,048,000	2,051,000
Operating income (loss)	4,004,000	164,000	(2,391,000)	15,197,000
Non-operating (expenses) income	(1,294,000)	485,000	(5,482,000)	(5,562,000)
Income (loss) before provision for income taxes	2,710,000	649,000	(7,873,000)	9,635,000
(Provision for) benefit from income taxes	(663,000)	(172,000)	2,997,000	(148,000)
Income (loss) from continuing operations	2,047,000	477,000	(4,876,000)	9,487,000
Income from discontinued operations, net of income taxes	—	—	—	8,000
Gain from sale of real estate	—	—	—	335,000
Net income (loss)	2,047,000	477,000	(4,876,000)	9,830,000
Net income attributable to noncontrolling interests	(1,038,000)	(299,000)	42,000	163,000
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. shareholders	$1,009,000	$178,000	$(4,834,000)	$9,993,000
Preferred stock dividends and accretion of issuance costs	(2,036,000)	(2,636,000)	(2,036,000)	(2,036,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(1,027,000)	$(2,458,000)	$(6,870,000)	$7,957,000
Basic (loss) earnings per share	$(0.02)	$(0.06)	$(0.16)	$0.17
Diluted (loss) earnings per share	(0.02)	(0.06)	(0.16)	0.14

Year ended December 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$10,826,000	$9,046,000	$11,773,000	$18,891,000
Operating expenses	14,871,000	12,509,000	17,647,000	24,910,000
Equity in joint venture (loss) income	657,000	(686,000)	5,191,000	5,386,000
Interest income from loan pool participations and notes receivable	651,000	3,090,000	4,209,000	3,905,000
Operating (loss) income	(2,737,000)	(1,059,000)	3,526,000	3,272,000
Non-operating expenses	(1,833,000)	16,818,000	(6,842,000)	(933,000)
(Loss) income before provision for income taxes	(4,570,000)	15,759,000	(3,316,000)	2,339,000
Benefit from (provision for) income taxes	1,998,000	(5,950,000)	(383,000)	608,000
Net (loss) income	(2,572,000)	9,809,000	(3,699,000)	2,947,000
Net loss (income) attributable to noncontrolling interests	(568,000)	(591,000)	(1,215,000)	(605,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. shareholders	$(3,140,000)	$9,218,000	$(4,914,000)	$2,342,000
Preferred stock dividends and accretion of issuance costs	—	(720,000)	(1,804,000)	(2,034,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. shareholders	$(3,140,000)	$8,498,000	$(6,718,000)	$308,000
Basic (loss) earnings per share	$(0.08)	$0.22	$(0.17)	$0.01
Diluted (loss) earnings per share	(0.08)	0.20	(0.17)	0.01

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2011
(Dollars in thousands)

		Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Balance at December 31, 2011
Description	Encumbrances	Land	Building & Improvements	Improvements	Carrying Costs	Land	Building & Improvements	Total	Accumulated Depreciation	Depreciable Life in Years	Date of Construction	Date Acquired
Commercial
Hotel, Palm Springs, CA	$—	$1,089,000	$1,918,000	$49,000		$1,105,000	$1,951,000	$3,056,000	$(35,000)	39 yrs	N/A	2011
Office/Warehouse, Las Vegas, NV	2,134,000	1,133,000	1,908,000	11,000		1,137,000	1,915,000	3,052,000	(49,000)	39 yrs	N/A	2011
Retail, Las Vegas, NV	615,000	364,000	444,000	13,000		370,000	451,000	821,000	(12,000)	39 yrs	N/A	2011
Commercial building, Oakland, CA	12,000,000	6,212,000	15,049,000	24,000	—	6,212,000	15,073,000	21,285,000	(177,000)	39 yrs	2007	2011
Commercial building, Tokyo, Japan	—	3,970,000	3,230,000	2,618,000	—	5,468,000	4,350,000	9,818,000	(562,000)	37 yrs	2007	2008
Commercial building, Carlsbad, CA	—	495,000	257,000	5,000	—	495,000	262,000	757,000	(6,000)	37 yrs	1983	2010
Multifamily
204-unit Apartment building, Lompoc, CA	14,357,000	5,329,000	20,150,000	404,000	—	5,329,000	20,554,000	25,883,000	(4,070,000)	39 yrs	1986	2008
Residential
Single family home, Kona, Hi	—	4,111,000	4,250,000	363,000	—	4,474,000	4,250,000	8,724,000	(335,000)	39 yrs	2008	2008
Condominium units, Seattle, Wa	—	—	2,325,000	—	—	—	2,325,000	2,325,000	—		2007	2010
Land
Single family home lot, Kona, Hi	1,642,000	2,314,000	—	13,000		2,327,000	—	2,327,000	—	N/A	N/A	2011
Single family home lot, Kona, Hi	—	4,101,000	—	—	—	4,101,000	—	4,101,000	—	N/A	N/A	2010
2700 acres, Oahu, Hi	—	31,741,000	3,753,000	3,672,000	—	34,888,000	4,278,000	39,166,000	(189,000)	N/A	1912	2010
	$30,748,000	$60,859,000	$53,284,000	$7,172,000	$—	$65,906,000	$55,409,000	$121,315,000	$(5,435,000)
See accompanying report of independent registered public accounting firm.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2011, 2009, and 2008
(Dollars in thousands)

Changes in real estate for the years ended December 31 were as follows:

	For the year ended December 31,
	2011	2010	2009
Balance at the beginning of period	$86,707,000	$46,123,000	$50,883,000
Additions during the period:
Improvements	—	—	111,000
Acquisitions	42,255,000	52,228,000	35,689,000
Deductions during the period:
Dispositions	(7,647,000)	(11,644,000)	(40,560,000)
Balance at close of period	$121,315,000	$86,707,000	$46,123,000

Changes in accumulated depreciation for the years ended December 31 were as follows:

	For the year ended December 31,
	2011	2010	2009
Balance at the beginning of period	$4,006,000	$3,070,000	$2,156,000
Additions during the period:
Depreciation expense	1,429,000	1,339,000	914,000
Deductions during the period:
Dispositions	—	(403,000)	—
Balance at close of period	$5,435,000	$4,006,000	$3,070,000

See accompanying report of independent registered public accounting firm.

Independent Auditors' Report
The Members
Bay Fund Opportunity, LLC and Subsidiaries:
We have audited the accompanying consolidated balance sheet of Bay Fund Opportunity, LLC and subsidiaries (the Company) as of December 31, 2011, and the related consolidated statements of operations, members' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the 2011 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay Fund Opportunity, LLC and Subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated balance sheet as of December 31, 2010 and the related consolidated statements of operations, members' equity and cash flows for each of the years in the two year period ended December 31, 2010, were not audited by us and, accordingly, we do not express an opinion on them.

/s/ KPMG LLP

Dallas, Texas
March 13, 2012

BAY FUND OPPORTUNITY, LLC AND SUBSIDIARIES
(A California Limited Liability Company)
Consolidated Balance Sheets

	December 31,
	2011	2010
		(unaudited)
Assets
Real estate
Land	$21,874,072	$21,874,072
Building and improvements	87,566,335	$87,566,335
Fixtures and equipment	714,011	605,000
Total	110,154,418	110,045,407
Less accumulated depreciation	(8,043,048)	(5,766,000)
Total real estate, net	102,111,370	104,279,407
Cash and cash equivalents	1,019,796	360,150
Tax escrow	303,964	322,294
Capital and financing escrow deposits	727,364	784,640
Deferred financing costs, net	380,760	237,731
Accounts receivable	47,157	72,134
Prepaid expenses and other assets	43,703	42,558
Total assets	$104,634,114	$106,098,914
Liabilities and members equity
Liabilities
Accounts payable and accrued expenses	$1,483,085	$2,253,923
Reserve for future warranty claims	392,000	392,000
Security deposits from tenants	397,235	408,703
Prepaid rent	3,121	5,066
Mortgages payable	58,890,863	65,249,799
Total liabilities:	61,166,304	68,309,491
Commitments and contingencies
Members' Equity
Bay Fund Opportunity, LLC's Equity	43,467,810	37,235,538
Noncontrolling interest	—	553,885
Total Equity	43,467,810	37,789,423
Total Liabilities and members' equity	$104,634,114	$106,098,914
The accompanying notes are an integral part of these consolidated financial statements.

BAY FUND OPPORTUNITY, LLC AND SUBSIDIARIES
(A California Limited Liability Company)
Consolidated Statements of Operations

	Year ended December 31,
	2011	2010	2009
		(Unaudited)	(Unaudited)
Revenue
Rental income	$7,711,417	$7,293,504	$7,355,693
Other income	831,948	1,083,479	560,141
Total revenue	8,543,365	8,376,983	7,915,834
Expenses
Real estate and other taxes	1,185,142	1,620,627	1,823,090
Property insurance	56,981	53,871	105,717
Homeowners association fees	1,850,042	1,820,321	1,809,891
Repairs, maintenance and utilities	530,743	516,429	671,141
Depreciation	2,277,048	2,273,816	2,273,829
Marketing and promotion	141,646	145,945	25,345
General, administrative and other	68,977	210,182	44,274
Management fees	510,427	620,616	621,925
Letter of credit fees	67,764	72,165	—
Mortgage interest	2,676,208	3,012,459	3,082,142
Total expenses	9,364,978	10,346,431	10,457,354
Net loss	(821,613)	(1,969,448)	(2,541,520)
Net loss attributable to noncontrolling interest	553,885	2,004,070	5,436,077
Net income (loss) attributable to Bay Fund Opportunity, LLC	$(267,728)	$34,622	$2,894,557
The accompanying notes are an integral part of these consolidated financial statements.

BAY FUND OPPORTUNITY, LLC AND SUBSIDIARIES
(A California Limited Liability Company)
Consolidated Statements of Members' Equity

	Members' Equity	Noncontrolling Interest	Total
Balance, December 31, 2008 (unaudited)	$34,109,332	$7,994,032	$42,103,364
Net income (loss) (unaudited)	2,894,557	(5,436,077)	(2,541,520)
Balance, December 31, 2009 (unaudited)	37,003,889	2,557,955	39,561,844
Contributions (unaudited)	197,027	—	197,027
Net income (loss) (unaudited)	34,622	(2,004,070)	(1,969,448)
Balance, December 31, 2010 (unaudited)	37,235,538	553,885	37,789,423
Contributions	6,500,000	—	6,500,000
Net loss	(267,728)	(553,885)	(821,613)
Balance, December 31, 2011	$43,467,810	$—	$43,467,810
The accompanying notes are an integral part of these consolidated financial statements.

BAY FUND OPPORTUNITY, LLC AND SUBSIDIARIES
(A California Limited Liability Company)
Consolidated Statements of Cash Flows

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities:		(Unaudited)	(Unaudited)
Net loss	$(821,613)	$(1,969,448)	$(2,541,520)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,277,048	2,273,816	2,273,829
Amortization of deferred financing costs	184,802	95,626	95,624
Change in assets and liabilities:
Tax escrow	18,330	114,972	(124,681)
Accounts receivable	24,977	9,487	37,436
Prepaid expenses and other assets	(1,145)	13,177	27,577
Accounts payable and accrued expenses	(770,838)	(569,271)	(123,910)
Security deposits from tenants	(11,468)	3,264	30,154
Prepaid rent	(1,945)	(7,179)	(48,675)
Net cash flow provided by (used in) operating activities	898,148	(35,556)	(374,166)
Cash flows from investing activities:
Additions to real estate	(109,011)	(70,841)	—
Net cash flow used in by investing activities	(109,011)	(70,841)	—
Cash flow from financing activities:
Principal payments on mortgage loans	(6,358,936)	—	—
Mortgage loan costs	(327,831)	—	—
Changes in capital and financing escrow deposits	57,276	(6,930)	43,093
Contributions from members	6,500,000	197,027	—
Net cash flow provided (used in) by financing activities	(129,491)	190,097	43,093
Net increase (decrease) in cash and cash equivalents	659,646	83,700	(331,073)
Cash and cash equivalents, beginning of year	360,150	276,450	607,523
Cash and cash equivalents, end of year	$1,019,796	$360,150	$276,450
Supplemental disclosure of noncash financing activities:
Interest paid	$2,601,842	$2,919,414	$2,981,773
The accompanying notes are an integral part of these consolidated financial statements.

BAY FUND OPPORTUNITY, LLC AND SUBSIDIARIES
(A California Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

NOTE 1—ORGANIZATION
Bay Fund Opportunity, LLC (the Company), a California limited liability company, was formed by and among, KW - Richmond, LLC, a Delaware limited liability company, KW Fund III - Richmond, LLC, a Delaware limited liability company, and BASGF II - Richmond, LLC, a Delaware limited liability company (collectively, the Managers). The Company was formed upon the filing of the Articles of Formation with the California Secretary of State on April 18, 2008. The term of the Company extends until the date that the Company is terminated pursuant to the terms defined in the Company's operating agreement.
The Company was organized to form, invest in, capitalize and own 50% of the equity in Emerald Marina Shores Richmond, LLC, a Delaware limited liability company, and 50% of the equity in Emerald Marina Cove Richmond, LLC, a Delaware limited liability company, which collectively own the real property located in Richmond, California (Marina Cove and Shores). Initial capital contributions to acquire these investments are $6,076,000 from KW - Richmond, LLC, $5,000,000 from KW Fund III - Richmond, LLC, and $14,000,000 from BASGF II - Richmond, LLC, for a total initial investment of $25,076,000.
The Managers may elect from time to time to distribute available cash to the Members in proportion to their percentage interests at the time of distribution.
The limited liability companies (LLCs) within the accompanying consolidated balance sheets will continue in existence until dissolved in accordance with the provisions of their operating agreements and are funded through the equity contributions of their members. As LLCs, except as may otherwise be provided under applicable law, no member shall be bound by, or personally liable for, the expenses, liabilities, or obligations of the individual companies. The members are not obligated to restore capital deficits.
Profit and loss for each fiscal period shall be allocated among the members in proportion to their percentage interests, after accounting for members with both negative and excess adjusted capital account balances. If any membership interest is transferred or otherwise changed during any fiscal year, profit and loss for that fiscal year, shall be assigned pro rata to each day in the particular period of that fiscal year to which such item is attributable and shall be allocated to the members based upon their respective percentage interest at the close of that day. Gain or loss of the Company realized in connection with a sale or other disposition of any of the assets of the Company shall be allocated solely to the parties owning membership interests as of the date that sale or other disposition occurs.
NOTE 2-—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION—The Company consolidates entities in which it holds a greater than 50% voting interest and real estate entities, which are deemed variable interest entities (VIEs) in which the Company was determined to be the primary beneficiary. The Company accounts for investments over which it has significant influence but not a controlling financial interest using the equity method of accounting.
VARIABLE INTEREST ENTITIES—The VIEs (Marina Cove and Shores) lease, manage, operate, improve, finance and sell real estate property. Management determined whether or not the Company is the primary beneficiary of a VIE by determining whether or not the Company has (i) the power to direct the activities that most significantly impact the VIE's economic performance and (ii) the right to receive benefits or the obligation to absorb losses, which could potentially be significant to the VIE based on the terms of the VIE's operating agreement. Activities that most significantly impact the VIE's performance include selling real estate.
USE OF ESTIMATES—The preparation of the accompanying financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and reported amounts of income and expenses. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
CASH AND CASH EQUIVALENTS—Cash and cash equivalents include highly liquid investments purchased with original maturities of three months or less. Periodically, the Company maintains cash balances in various bank accounts in excess of federally insured limits. To date, no losses have been experienced related to such amounts. The Company places cash with quality financial institutions and does not believe there is a significant concentration of credit risk.
REAL ESTATE ASSETS—Real estate assets are carried at depreciated cost. Depreciation on buildings and improvements

BAY FUND OPPORTUNITY, LLC AND SUBSIDIARIES
(A California Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

has been provided for in the accompanying consolidated financial statements using the straight‑line method based on estimated useful lives of 40 years for Building and improvements and five to ten years for Fixtures and equipment. Maintenance and repairs are charged to expense as incurred, and costs of renewals or betterments are capitalized and depreciated at the appropriate rates.
IMPAIRMENT OF LONG-LIVED ASSETS—In accordance with accounting guidance for long‑lived assets, the asset or asset group is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, the Company will evaluate the project by comparing the carrying amount of the asset or asset group to the estimated future undiscounted cash flows of the project. Estimated future cash flows include estimated costs to develop the project whether these costs would be recognized as an expense or capitalized in future periods. Future interest costs that are necessary to develop the project, and therefore capitalizable, are also included. If impairment exists, an impairment loss will be recognized based on the amount by which the carrying amount exceeds the fair value of the asset or asset group. For the years ended December 31, 2011, 2010 and 2009, there were no impairments recorded.
CONCENTRATION OF RISK—The Company's real estate is concentrated in California. Adverse conditions in the sector or geographic location would likely result in a material decline in the value of the Company's investments.
NONCONTROLLING INTERESTS—Noncontrolling interests in the consolidated financial statements reflect the interests of noncontrolling members in Marina Cove and Shores.
ACCOUNTS RECEIVABLE—Accounts receivable primarily consist of amounts due for rental and operating expense payments in accordance with tenants' lease agreements.
REVENUE RECOGNITION—Rental revenue related to multifamily investments is recognized on the straight-line basis over the terms of the lease.
DEFERRED FINANCING COSTS, NET—Financing costs incurred in obtaining long‑term debt are capitalized and amortized over the term of the related debt on a straight‑line basis.
INCOME TAXES—As a limited liability company, the members elected for the Company to be a pass-through entity for income tax purposes; therefore, the Company's taxable income or loss is allocated to members in accordance with their respective ownership, and no provision or liability for income taxes has been included in the financial statements.
Management has evaluated the Company's tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements in order to comply with the provisions of this guidance. The Company is not subject to income tax examinations by U.S. federal, state or local tax authorities for years before 2008 .
NOTE 3-—MORTGAGES PAYABLE
Mortgages secured by Marina Cove and Shores totaled $58,890,863 and $65,249,799 (unaudited) as of December 31, 2011 and 2010, respectively. The mortgages are collateralized by the properties and bear interest of LIBOR plus 2.25% (2.528% at December 31, 2011). The mortgages mature on June, 26, 2013 and require monthly principal and interest payments through maturity.
Aggregate principal payments due under the mortgages payable are as follows:

Year	Mortgages Payable
2012	$892,515
2013	57,998,348
2014	—
2015	—
2016	—
Thereafter	—
Total	$58,890,863

NOTE 4—MEMBERSHIP INTEREST CHANGES
In May 2011, KW - Richmond, LLC, acquired an additional interest of 24.07% in the Company for $7,000,000 from BASGF

BAY FUND OPPORTUNITY, LLC AND SUBSIDIARIES
(A California Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

II - Richmond, LLC, increasing its interest in the Company from 24.23% to 48.30%.
Marina Cove and Marina Shores had mortgage notes payable that had total balances of $65,249,799 at December 31, 2010 (unaudited). On December 2, 2011, there loans were extended to June 26, 2013, with a required principal paydown of $6,358,937, which was funded by the capital contributions from two of the three members of the Company. These capital contributions increased KW - Richmond, LLC's interest from 48.30% to 48.61% and KW Fund III - Richmond, LLC's interest from 19.94% to 25.43%.
On December 28, 2011, KW Executives - Richmond, LLC transferred its interest in KW - Richmond, LLC, to the Company, in exchange for a 3.57% interest directly in the Company. As a result of this exchange, KW - Richmond, LLC's interest in the Company was reduced from 48.61% to 45.04%.
NOTE 5-—COMMITMENTS AND CONTINGENCIES
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Currently, the Company does not have any material commitments or contingencies.
NOTE 6-—SUBSEQUENT EVENTS
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition and disclosure through March 12, 2012, the date at which the financial statements were available to be issued, and determined there are no other items to disclose.

Independent Auditors' Report
The Partners
KWF Real Estate Venture VI, L.P.:
We have audited the accompanying consolidated balance sheet of KWF Real Estate Venture VI, L.P. and subsidiary as of December 31, 2011, and the related consolidated statements of operations and comprehensive loss, partners' capital and cash flows for the period from October 5, 2011 (inception) through December 31, 2011. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KWF Real Estate Venture VI, L.P. and subsidiary as of December 31, 2011, and the results of their operations and their cash flows for the period from October 5, 2011 (inception) through December, 31, 2011 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California
March 13, 2012

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Consolidated Balance Sheet

December 31,
2011
Assets
Participation interest in loan pool (note 3)	$344,831,165
Cash	343,538
Escrow Deposits	98,229
Total assets	$345,272,932
Liabilities and Partners' Capital

Liabilities:
Accounts payable	$1,086
Accrued interest payable	376,093
Note payable (note 4)	225,656,250
Total liabilities	226,033,429
Commitments and contingencies
Partners' capital
General partner's capital	61,199,710
Limited partners' capital	61,199,710
Accumulated surplus	511,098
Accumulated other comprehensive loss	(3,671,015)
Total partners' capital	119,239,503
Total liabilities and partners' capital	$345,272,932
See accompanying notes to combined financial statements

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Combined Statement of Operations and Comprehensive Loss

Period from October 5 (inception) through December 31,
2011
Revenue
Participation interest income	$3,660,262
Expenses
Interest expense	3,147,928
Administrative costs	1,236
Total expenses	3,149,164
Net Income	511,098
Other comprehensive loss:
Foreign currency translation loss	(3,671,015)
Total other comprehensive loss	$(3,671,015)
Total comprehensive loss	$(3,159,917)
See accompanying notes to combined financial statements

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Consolidated Statement of Partners' Capital

	General Partner	Limited Partners	Accumulated Surplus	Accumulated Other Comprehensive Loss	Total
Balance at October 5, 2011 (inception)	$—	$—	$—	$—	$—
Contributions	83,913,402	83,913,402	—	—	167,826,804
Distributions	(22,713,692)	(22,713,692)	—	—	(45,427,384)
Net income	—	—	511,098	—	511,098
Foreign currency translation loss	—	—	—	(3,671,015)	(3,671,015)
Balance at December 31, 2011	$61,199,710	$61,199,710	$511,098	$(3,671,015)	$119,239,503

See accompanying notes to combined financial statements

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Consolidated Statement of Cash Flows

Period from October 5 (inception) through December 31,
2011
Cash flows from operating activities:
Net income	$511,098
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Escrow deposits	(98,229)
Accrued interest payable	376,093
Accounts payable	1,086
Net cash flow provided by operating activities	790,048
Cash flows from investing activities:
Investment in participation interest	(438,228,698)
Distributions from investment in participation interest	93,397,533
Net cash flow used in investing activities	(344,831,165)
Cash flow from financing activities:
Proceeds from note payable	316,139,788
Repayment of note payable	(90,483,538)
Contributions	167,826,804
Distributions	(45,427,384)
Net cash flow provided by financing activities	348,055,670
Effect of currency exchange rates on cash and cash equivalents	(3,671,015)
Net increase in cash and cash at end of period	$343,538
Supplemental disclosure of cash paid for during the year:
Cash paid for interest	$2,771,835

See accompanying notes to combined financial statements

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011

NOTE 1-ORGANIZATION
KWF Real Estate Venture VI, L.P., a Delaware limited partnership (the Partnership) was formed by and between KWF Manager VI, LLC, a Delaware limited liability company as general partner (the General Partner); and TIG Insurance Company, a California corporation, and Odyssey Reinsurance Corporation, a Connecticut corporation. as limited partners (the Limited Partners). The Partnership was formed upon the filing of the Certificate of Limited Partnership in the office of the Secretary of State of the State of Delaware on October 5, 2011. The term of the Partnership extends until the date all Partnership investments have been liquidated, the Partnership is dissolved, or at any time there are no Limited Partners.
Initial capital contributions made on October 14, 2011, the date of the Limited Partnership Agreement of KWF Real Estate Venture VI, LP, were $67,500,000 by KWF Manager VI, LLC, $36,500,000 by TIG Insurance Company and $31,000,000 by Odyssey Reinsurance Corporation. Partnership Percentage interests are based on aggregate capital contributions and are 50% for KWF Manager VI, LLC, 27.05% for TIG Insurance Company and 22.96% for Odyssey Reinsurance Corporation at October 14, 2011 and at December 31, 2011.
The business of the Partnership shall be to acquire, hold, manage and dispose of investments, with a focus on acquiring participation interests in the pool of loans, swaps and other transactions held by or in favor of the KW UK Loan Partners Limited 110 Company, an Irish Section 110 Company (the 110 Company). Such investments shall be made through a wholly owned subsidiary of the Partnership, KW EU Loan Partners I, LLC, a Delaware limited liability company (the Partnership Subsidiary). Investments shall be made pursuant to the Amended and Restated Participation Agreement dated December 5, 2011 (Participation Agreement) by and among the 110 Company; Deutsche Bank AG, London Branch; JP Morgan Chase Bank, N.A.; the Partnership Subsidiary; Odyssey Reinsurance Company, a Connecticut corporation; KW Loan Partners V, LLC, a Delaware limited liability company and Burlington Loan Management Limited, a limited liability company incorporated in the Republic of Ireland. This Participation Agreement replaced an earlier agreement dated as of October 21, 2011.
In the event that (i) the Partnership Subsidiary receives a future advance notice pursuant to the Participation Agreement, (ii) a buy/sell procedure is initiated pursuant to the Participation Agreement, or (iii) the General Partner makes a request for capital contributions to pay Partnership expenses, then the General Partner shall notify the Limited Partners of such event, and the Partners shall make payments of additional capital in immediately available funds within five (5) business days. However, the General Partner may not make a request for capital contributions from the Limited Partners to the extent that capital contributions made by the Limited Partners exceed $75,000,000 in the aggregate, unless the General Partner has obtained the prior written consent of the Limited Partners. The combined net capital balance of the Limited Partners as of December 31, 2011 were $61,199,710.
The Partnership has initially invested in a 25% participation interest in loans held by the 110 Company.
Distributions with respect to partnership investments shall be made on a pari passu basis to the General Partner and the Limited Partners in accordance with their respective percentage interests.
Profit and loss for each fiscal period shall generally be allocated among the partners in a manner to cause their capital account balances to equal the amounts of distributions that would be made if the Partnership were dissolved, its assets sold for their respective carrying values, its liabilities satisfied in accordance with their terms and all remaining amounts distributed.
NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
BASIS OF CONSOLIDATION—The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in the consolidation.
INVESTMENT IN LOAN POOL PARTICIPATION—Participation interest income from the investment in loan pool participation is recognized on a level yield basis under the provisions of Loans and Debt Securities Acquired with Deteriorated Credit Quality ASC Subtopic 310-30, where a level yield model is utilized to determine a yield rate which, based upon projected future cash flows, accretes interest income over the estimated holding period. When the future cash flows of a note cannot reasonably be estimated, cash payments are applied to the cost basis of the note until it is fully recovered before any interest income is recognized.
In accordance with this guidance, projected future cash flows to be received by the Partnership through the Partnership Subsidiary are accreted on a level yield basis using the investment made to capitalize KW EU Loan Partners I, LLC as the initial net investment amount. On a periodic basis, the Partnership will re-evaluate the projected future cash flows to be received by the Partnership and make adjustments to the level yield accretion as necessary.
OPERATING CURRENCY—The functional currency of the Partnership is the U.S. dollar. The functional currency of the 110 Company is the British pound sterling. The financial transactions related to the participation interests held by the 110 Company

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011

are translated into U.S. dollars by translating assets and liabilities at the closing exchange rate on the balance sheet date with translation adjustments reported directly in partners' capital and income statement items at average exchange rates during the year. Individually material income and expense transactions are translated using the closing exchange rate in effect on the date the transaction is recognized.
INCOME TAXES—As a limited partnership, the Partnership is a pass-through entity for income tax purposes; therefore, the Partnership's taxable income or loss is allocated to partners in accordance with their respective ownership, and no provision or liability for income taxes has been included in the consolidated financial statements.
Management has evaluated the Partnership's tax positions and concluded that the Partnership has taken no uncertain tax positions that require adjustment to the consolidated financial statements in order to comply with the provisions of ASC 740-10.
CASH AND CASH EQUIVALENTS—Cash and cash equivalents include high liquid investments purchased with a maturity of three months or less. Periodically throughout the period from October 5, 2011 (inception) through December 31, 2011, balances in various bank accounts exceeded federally insured limits. To date, no losses have been experienced related to such amounts. The Partnership places cash with quality financial institutions and does not believe there is a significant concentration of credit risk.
ESCROW DEPOSITS—An escrow deposit account is maintained pursuant to the Loan Agreement for the loan payable that is funded from remittances from the loan participation in excess of current debt service requirements until such time that these escrow deposits reach a balance equal to one quarterly period's debt service.
NOTE 3-PARTICIPATION INTEREST IN LOAN POOL
During October 2011 (Tranche #1) and December 2011 (Tranche #2), the Partnership acquired 25% participation interest in a pool of fifty-eight loans from a European bank. The loans were acquired for approximately £1.11 billion or $1.75 billion and had an unpaid principal balance of approximately £1.31 billion or $2.07 billion. The collateral is geographically located as follows: London, England (62%), the Midlands region of England (9%), Manchester, England (6%), the South East region of England (5%) and the North region (4%). The remaining 14% of the loans are located in other areas of England, Scotland, Wales and Northern Ireland. The collateral is comprised of 39% office buildings, 26% retail properties, 25% multifamily properties, 9% industrial properties and 1% land. On December 22, 2011, six of the loans were sold for £236,870,666 or $371,515,059 and the proceeds distributed to the participants. The Partnership's share of the proceeds from the sale was £59,217,667 or $92,878,765.
In accordance with the Participation Agreement, on each quarterly distribution date, available remittances from the loans in the loan pool are distributed as follows:
(a) Pro rata to the participants, an amount equal to the Loan Cash Flow Allocation described below until the Partnership Subsidiary has been distributed sufficient funds to meet its current obligations with respect to the interest, principal and escrow deposit requirements pursuant to the Loan Agreement described below;
(b) To pay base management fees pursuant to the Asset Management Agreement described under Related Party Transactions below;
(c) To the escrow deposit account to bring it to a target balance of £250,000 or $386,325;
(d) Pro rata to the participants until each participant has received aggregate payments to achieve the greater of a ten percent (10%) internal rate of return or one hundred fifteen percent (115%) of its Imputed Equity Amount scheduled in the Participation Agreement as 26.6538% of its initial participation principal balance;
(e) Until such time as each participant has received a twenty percent (20%) internal rate of return, eighty percent (80%) pro rata to the participants and twenty percent (20%) to the Asset Manager, Kennedy Wilson Ireland Limited, an affiliate of the General Partner; and
(f) Thereafter, seventy percent (70%) pro rata to the participants and thirty (30%) percent to the Asset Manager, Kennedy Wilson Ireland Limited, an affiliate of the General Partner.
NOTE 4-NOTE PAYABLE
In order to finance the loan pool participation acquisition, the Partnership Subsidiary entered into the Second Amended and Restated Loan Agreement dated December 22, 2011 with CBRE Loan Servicing Limited as administrative agent (Loan Agreement), which replaced an initial agreement dated October 21, 2011 with Deutsche Bank AG London Branch and a first amendment dated December 5, 2011 also with Deutsche Bank AG London Branch. The Partnership Subsidiary borrowed £159,993,968 or

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011

$252,038,499 to acquire Tranche #1 and £43,725,122 or $68,180,583 to acquire Tranche #2. On December 22, 2011, upon sale of the six loans in the portfolio, £57,691,620 or $90,483,538, was paid down on the loan, leaving a balance of £146,027,470 or $225,656,250 at December 31, 2011. The loan is collateralized by the Partnership Subsidiary's participation interest in the loan pool.
This loan bears interest at 6% to December 21, 2011 and thereafter to maturity at the rate equal to the sum of (a) the greater of (i) the three-month LIBOR for the British Pound Sterling and (ii) 1%; plus (b) a 5% spread. The initial maturity date is October 21, 2014, with two extension options available to October 21, 2015 and October 21, 2016 provided that the extended loan balance may not exceed the targeted amortization balance as described below.
On each quarter remittance distribution date, payments of the Loan Cash Flow Allocation are made as follows:
(a) To the administrative agent to cover its fees and any accrued and unpaid interest on the loan;
(b) To pay outstanding principal on the loan equal to the greater of (i) the amount necessary to reduce the outstanding principal balance to the targeted amortization balance scheduled in the Loan Agreement, which schedules quarterly principal reductions beginning December 24, 2012 to reduce the outstanding loan balance to £43,808,241 or $67,696,875 as of December 22, 2015 (ii) ninety (90%) of the distribution available after (a) above and (iii) one hundred thirty-five percent (135%) of the release amount for any resolved asset;
(c) To the escrow deposit account until such time as the escrow deposit account holds an amount equal to interest due for one quarterly period.
Future principal payments on this loan are as follows for the year ended December 31, 2011:

Total
2012	$11,282,812
2013	65,440,313
2014	60,927,187
2015	20,309,062
2016	67,696,876
Thereafter	—
Total	$225,656,250
NOTE 5-RELATED PARTY TRANSACTIONS
Pursuant to the Amended and Restated Asset Management Agreement dated December 5, 2011 by and among the 110 Company, the loan participants and Kennedy Wilson Ireland Limited (Asset Manager), an affiliate of the General Partner, the participants shall pay the Asset Manager a base management fee in an amount equal to 9.614% per annum of the Imputed Equity Amount. This base management fee is paid quarterly from remittances from the loan portfolio to the extent that such remittances are sufficient, with any unpaid fees deferred until the next remittance date.
The participants shall pay the Asset Manager an acquisition fee of 1% of the cost of the participation interests acquired of which 50% is payable at the time of the acquisition, 25% is payable on the first remittance date following the first anniversary of the closing and the remaining 25% is payable on the first remittance date following the full repayment of the Partnership Subsidiary's loan payable. These fees are paid by the loan pool and are not the responsibility of the Partnership or its subsidiary.
NOTE 6-—COMMITMENTS AND CONTINGENCIES
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Currently, the Partnership does not have any material commitments or contingencies.
NOTE 7-—SUBSEQUENT EVENTS
In preparing these financial statements, the Partnership has evaluated events and transactions for potential recognition and

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011

disclosure through March 13, 2012.

Independent Auditors' Report
The Members
Bay Area Smart Growth Fund II, LLC:
We have audited the accompanying balance sheet of Bay Area Smart Growth Fund II, LLC (the Company) as of December 31, 2011, and the related statements of operations, members' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the 2011 financial statements referred to above present fairly, in all material respects, the financial position of Bay Area Smart Growth Fund II, LLC as of December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
The accompanying balance sheet of Bay Area Smart Growth Fund II, LLC, as of December 31, 2010, and the related statements of operations, members' equity and cash flows for each of the years in the two year period ended December 31, 2010 were not audited by us and, accordingly, we do not express an opinion on them.

/s/ KPMG LLP

Dallas, Texas
March 9, 2012

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Balance Sheets

	December 31,
	2011	2010
		(Unaudited)
Assets
Investments in unconsolidated real estate entities (note 3)	$20,814,601	$27,995,239
Cash and cash equivalents	18,803	100
Note receivable from affiliate (note 4)	1,209,428	—
Prepaid expenses and other assets	172,996	15,125
Total assets	$22,215,828	$28,010,464
Liabilities and members' equity
Liabilities
Accrued expenses (note 4)	$—	$1,043,930
Note payable to affiliate (note 4)	—	947,678
Total liabilities	—	1,991,608
Commitments and contingencies
Members' equity	22,215,828	26,018,856
Total liabilities and members' equity	$22,215,828	$28,010,464
The accompanying notes are an integral part of these consolidated financial statements.

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Statements of Operations

	Year ended December 31,
	2011	2010	2009
		(Unaudited)	(Unaudited)
Equity in (loss) income from investments in unconsolidated real estate entities (note 3)	$(604,819)	$(404,058)	$1,230,049
Expenses
General,administrative and other	106,667	119,170	92,878
Management and advisory fees (note 4)	674,470	656,242	665,356
Interest expense (note 4)	57,386	52,276	—
Total expenses	838,523	827,688	758,234
Net (loss) income	(1,443,342)	(1,231,746)	471,815
Realized loss on disposition of investment in unconsolidated real estate entity (note 3)	(2,359,686)	—	—
Net (loss) income	$(3,803,028)	$(1,231,746)	$471,815
The accompanying notes are an integral part of these consolidated financial statements.

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Statements of Members' Equity

	Managing Member	Nonmanaging Members	Special Member	Total
Balance, January 1, 2009 (unaudited)	$1,321,716	$25,112,596	$—	$26,434,312
Contributions from members (unaudited)	17,223	327,252	—	344,475
Net income (unaudited)	23,591	448,224	—	471,815
Balance, December 31, 2009 (unaudited)	1,362,530	25,888,072	—	27,250,602
Net loss (unaudited)	(61,587)	(1,170,159)	—	(1,231,746)
Balance, December 31, 2010 (unaudited)	1,300,943	24,717,913	—	26,018,856
Net loss	(190,152)	(3,612,876)	—	(3,803,028)
Balance, December 31, 2011	$1,110,791	$21,105,037	$—	$22,215,828
The accompanying notes are an integral part of these consolidated financial statements.

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows

	Year ended December 31,
	2011	2010	2009
		(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(3,803,028)	$(1,231,746)	$471,815
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Realized loss on disposition of investment in unconsolidated real estate entity	2,359,686	—	—
Equity in loss (income) from investment in unconsolidated real estate entities	604,819	404,058	(1,230,049)
Change in assets and liabilities:
Prepaid expenses and other assets	(157,871)	3,167	(8,273)
Accrued expenses	(1,043,930)	657,267	309,654
Net cash flow used in operating activities	(2,040,324)	(167,254)	(456,853)
Cash flows from investing activities:
Advances under note receivable from affiliate	(1,209,428)
Contributions to unconsolidated real estate entities	(2,783,867)	(780,524)	—
Proceeds from disposition of investment in unconsolidated real estate entity	7,000,000	—	—
Net cash flow provided by (used in) investing activities	3,006,705	(780,524)	—
Cash flow from financing activities:
Contributions from members	—	—	344,475
Proceeds from note payable	—	947,678	—
Repayments of note payable	(947,678)	—	—
Net cash flow provided by (used in) financing activities	(947,678)	947,678	344,475
Net increase (decrease) in cash and cash equivalents	18,703	(100)	(112,378)
Cash and cash equivalents, beginning of year	100	200	112,578
Cash and cash equivalents, end of year	$18,803	$100	$200
The accompanying notes are an integral part of these consolidated financial statements.

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011 and 2010

NOTE 1-ORGANIZATION
Bay Area Smart Growth Fund II, LLC (the Company) was formed by and among KW BASGF II Manager, LLC, a Delaware limited liability company (Managing Member); Pacific National Bank, Far East National Bank, First Bank, Union Bank, United Commercial Bank, US Bank National Association, Washington Mutual Community Development, Inc. and Mechanics Bank (collectively, the Nonmanaging Members); and Bay Area Council, a California nonprofit corporation (Special Member); collectively, the Members. The Company was formed upon the filing of the Company's Certificate of Formation in the office of the Secretary of State of the State of Delaware on February 5, 2007. The term of the Company initially extends to August 31, 2016 and can be extended to facilitate the realization of investments.
The Company was formed to invest in retail, office, commercial and industrial projects, and in multi‑family housing projects. The purposes of the Company are to achieve double bottom line fund returns (i.e., produce a risk‑adjusted market rate of return for members while generating positive economic, social and environmental benefits for the neighborhoods that are within the San Francisco Bay Area region, the Double Bottom Line).
The Managing Member of the Company is an affiliate of Kennedy‑Wilson, Inc. (KWI). It is anticipated that the Company will form and be the sole member of separate limited liability companies to purchase real estate interests.
Of the aggregate capital contributions made to the Company, the Managing Member shall make or cause one of its affiliates to make capital contributions of 5%, and the Nonmanaging Members shall make capital contributions of 95%.
Cumulative capital commitments, all of which have been contributed, are as follows:

Contributed

KW BASGF II Manager, LLC	$1,312,483
Pacific National Bank	3,000,000
Far East National Bank	3,000,000
First Bank	1,000,000
Union Bank	2,624,967
United Commercial Bank	3,000,000
US Bank National Association	1,312,221
Washington Mutual Community Development, Inc.	10,000,000
Mechanics Bank	1,000,000
$26,249,671
During 2010, the original members, United Commercial Bank and Pacific National Bank, were taken over by East West Bank and US Bank, respectively. Due to an agreement between US Bank and FDIC, Pacific National Bank's investment in the Company was transferred to FDIC. During 2010, the original members, United Commercial Bank and Pacific National Bank, were taken over by East West Bank and US Bank, respectively. Due to an agreement between US Bank and FDIC, Pacific National Bank's investment in the Company was transferred to FDIC.
The Members have agreed to allocate income and loss for financial reporting purposes in a manner which they believe reflects the Members' respective economic interests in the total reported Members' capital of the Company as of December 31, 2011.
Distributions of investment proceeds to the Members are calculated and made with respect to each investment made by the Company generally as follows:
a) First to the Members pro rata in proportion to, and to the extent of, the amount necessary so that each Member has received on a cumulative basis an amount equal to 100% of such Members invested capital with respect to such investment.
b) Then, to the Members pro rata in proportion to and to the extent of the amount necessary so that each such Member has received on a cumulative basis an amount equal to a preferred rate of return on the Member's Capital with respect to such investment at the rate of ten percent (10%) per annum compounded annually.

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011 and 2010

c) Then, pari passu 79% to the Managing Member, 8.316% to the Special Member, and 12.684% to Members in proportion to capital contributions until such time as the Managing Member has received 19% of the amounts distributed to the Members pursuant to paragraph (b) above and this paragraph (c), and the Special Member has received 2% of the amounts distributed to the Members pursuant to paragraph (b) above and this paragraph (c).
d) Thereafter, pari passu 79% to all Members in proportion to capital contributions, 19% to the Managing Member, and 2% to the Special Member.
Any other cash or other property received by the Company shall be allocated among, and distributed to, the Members in a manner determined by the Managing Member to be fair and equitable to the Members and as nearly as practicable to the provisions above.
NOTE 2-SIGNIFICANT ACCOUNTING POLICIES
MANAGEMENT ESTIMATES—Preparing the Company's financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
PRINCIPLES OF CONSOLIDATION—The Company consolidates entities in which it holds a greater than 50% voting interest, or when certain conditions are met for variable interest entities. The Company has no involvement with variable interest entities. The Company accounts for investments over which it has significant influence but not a controlling financial interest using the equity method of accounting.
ORGANIZATION OF LIMITED LIABILITY COMPANIES—The limited liability companies (LLCs) within the accompanying financial statements will continue in existence until dissolved in accordance with the provisions of their operating agreements and are funded through the equity contributions of the members. As LLCs, except as may otherwise be provided under applicable law, no member shall be bound by, or personally liable for, the expenses, liabilities, or obligations of the individual companies. The members are not obligated to restore capital deficits.
INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES—In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 323, Investment —Equity Method and Joint Ventures, unconsolidated equity method investments are initially recorded at cost and subsequently are adjusted for the Company's share of the venture's earnings or losses and cash distributions.
In accordance with the guidance, the allocation of profit and losses should be analyzed to determine how an increase or decrease in net assets (determined in conformity with GAAP) will affect cash payments to the investor over the life of the entity and on its liquidation. Because certain agreements contain preferences with regard to cash flows from operations, capital events and/or liquidation, the Company reflects its share of profits and losses by determining the difference between its “claim on the investee's book value” at the end and the beginning of the period. This claim is calculated as the amount that the Company would receive (or be obligated to pay) if the investee were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is commonly referred to as the hypothetical liquidation at book value method.
Costs incurred in connection with the acquisition of investments in unconsolidated real estate entities are capitalized as part of the Company's basis in the investments in the entities. The Company amortizes any excess of the carrying value of its investments over the book value of the underlying equity over the estimated useful lives of the underlying operating property, which represents the assets to which the excess is most clearly related. The Company does not have excess carry value related to any of its investments.
On a periodic basis, the Company assesses whether there are any indicators that the value of its investments may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investments, and such decline in value is deemed to be other‑than‑temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. The Company's estimates of estimated fair value for each investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates and operating costs of the property. As these factors are difficult to predict and are subject to future events that may alter these assumptions, the values estimated by the Company in its impairment analysis may not be realized. During the year ended December 31, 2011, the Company recognized a loss on the transfer of a portion of its interest in the Marina Shores and Marina Cove investment of $2,359,686 (see note 3). As of December 31, 2011 and 2010, the Company determined there was no impairment related to the investments in unconsolidated real estate entities.
CASH AND CASH EQUIVALENTS—Cash and cash equivalents include highly liquid investments purchased with a

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011 and 2010

maturity of three months or less. Periodically, the Company maintains cash balances in various bank accounts in excess of federally insured limits. To date, no losses have been experienced related to such amounts. The Company places cash with quality financial institutions and does not believe there is a significant concentration of credit risk.
INCOME TAX MATTERS—As a limited liability company, the members elected for the Company to be a pass‑through entity for income tax purposes; therefore, the Company's taxable income or loss is allocated to members in accordance with their respective ownership, and no provision or liability for income taxes has been included in the financial statements.
Management has evaluated the Company's tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements in order to comply with the provisions of this guidance. The Company is not subject to income tax examinations by U.S. federal, state or local tax authorities for years before 2008.
SUBSEQUENT EVENTS—During January 2012, the Company collected $473,360 related to the note receivable from affiliate reducing the outstanding balance to $736,068 (note 4).
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 9, 2012, and determined there are no other items to disclose.
NOTE 3-INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES
During 2008, the Company acquired a member's interest in the following unconsolidated real estate entities: 300 California Partners, LLC (300 California) and Bay Fund Opportunity, LLC (Marina Shores and Marina Cove). The Company acquired its interests in these entities in May 2008 and June 2008, respectively.
300 California is a venture between the Company and two other members affiliated through common management and a common investor. 300 California owns and leases an office building located in San Francisco, California. 300 California had a mortgage note payable that had a balance of $37,537,646 at its original maturity date in August 2010. This loan has been extended to November 14, 2013 with a required $2,000,000 paydown made January 14, 2011 and a required $3,000,000 letter of credit also provided January 14, 2011. The $2,000,000 paydown was funded by a short‑term loan from Kennedy‑Wilson Holdings, Inc., an affiliate of the Managing Member to the property. This loan was paid off from capital contributions from the investors in 2011.
Marina Shores and Marina Cove each separately own a multi‑family housing complex, both of which are located in Richmond, California and are in close proximity to one another. Marina Shores and Marina Cove are under common management and ownership. On May 5, 2011, the Company sold 24.07% of its interest in Bay Fund Opportunity, LLC for $7,000,000 to an affiliate of the Managing Member, reducing the Company's interest from 55.83% to 31.76%. The transfer of interest resulted in a realized loss on disposition of $2,359,686, which is shown on the 2011 statement of operations as a realized loss on disposition of investment in unconsolidated real estate entity. Marina Cove and Shores had mortgage notes payable that had total balances of $65,249,799 at December 31, 10. In December 2, 2011, these loans were extended to June 26, 2013 with a required principal paydown of $6,358,937 which was funded by capital contributions from other investors in Bay Fund Opportunity, LLC. These capital contributions reduced the Company's interest from 31.76% to 25.96%.
The following presents summarized financial information of the unconsolidated real estate entities as of and for the year ended December 31, 2011:

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011 and 2010

		Marina Cove
		and
	300 California	Marina Shores	Total

Land and buildings	$61,267,565	$102,111,370	$163,378,935
Other assets	865,877	2,522,744	3,388,621
Mortgage loans	(35,537,646)	(58,890,863)	(94,428,509)
Other liabilities	(2,391,450)	(2,275,441)	(4,666,891)
Net assets	$24,204,346	$43,467,810	$67,672,156
Company's share of net assets	$9,530,359	$11,284,242	$20,814,601
Operating revenues	$2,056,010	$7,711,417	$9,767,427
Property operating expenses	(2,103,605)	(6,198,017)	(8,301,622)
Rental operations, net	(47,595)	1,513,400	1,465,805
Nonoperating income (expense), net	(15,400)	341,195	325,795
Interest expense	(1,314,783)	(2,676,208)	(3,990,991)
Net loss	$(1,377,778)	$(821,613)	$(2,199,391)
Company's share of net loss	$(460,272)	$(144,547)	$(604,819)
The following presents summarized financial information of the unconsolidated real estate entities as of and for the year ended December 31, 2010 (unaudited):

		Marina Cove
		and
	300 California	Marina Shores	Total

Land and buildings	$54,650,940	$104,279,407	$158,930,347
Other assets	697,728	1,819,507	2,517,235
Mortgage loans	(37,537,646)	(65,249,799)	(102,787,445)
Other liabilities	(561,974)	(3,059,691)	(3,621,665)
Net assets	$17,249,048	$37,789,424	$55,038,472
Company's share of net assets	7,206,764	20,788,475	27,995,239
Operating revenues	$1,908,236	$7,293,504	$9,201,740
Property operating expenses	(2,275,405)	(6,557,192)	(8,832,597)
Rental operations, net	(367,169)	736,312	369,143
Nonoperating income, net	858,944	306,699	1,165,643
Interest expense	(1,759,145)	(3,012,459)	(4,771,604)
Net loss	$(1,267,370)	$(1,969,448)	$(3,236,818)
Company's share of net (loss) income	$(423,387)	$19,329	$(404,058)
The following presents summarized income statement of the unconsolidated real estate entities as of and for the year ended December 31, 2009 (unaudited):

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011 and 2010

		Marina Cove
		and
	300 California	Marina Shores	Total

Operating revenue	$2,158,358	$7,355,693	$9,514,051
Property operating expenses	(2,082,990)	(6,835,343)	(8,918,333)
Rental operations, net	75,368	520,350	595,718
Nonoperating income, net	874,114	20,272	894,386
Interest expense	(2,104,874)	(3,082,142)	(5,187,016)
Net loss	(1,155,392)	(2,541,520)	(3,696,912)
Company's equity in (loss) income of real estate	$(385,982)	$1,616,031	$1,230,049
NOTE 4-TRANSACTIONS WITH THE MANAGING MEMBER AND AFFILIATES
The limited liability agreement provides for the Managing Member to be paid a fund management fee in advance on the first day of each calendar quarter in the amount of 2% per annum of the aggregate capital commitments for all Members as of such date less aggregate repaid capital of all Members, and for the Special Member to be paid an advisory fee of 0.5% on the same terms. However, the management fee paid to the Managing Member shall not be less than $320,000 per year, and the Special Member fee shall not be less than $80,000 per year if the total fair value of all real property interests held directly or indirectly by the Company is at least $50,000,000; and the management fee paid to the Managing Member shall not be less than $600,000 per year and the Special Member fee shall not be less than $150,000 if the total fair value of all real property interests held directly or indirectly by the Company is at least $100,000,000.
It is contemplated that an affiliate of the Managing Member may perform property management services and/or construction management services for the Company. The compensation and other terms for such services provided shall be at rates and on terms which are no less favorable to the Company than the prevailing market rates and terms for such services obtained on an arm's‑length basis in the applicable market area. Affiliates of the Managing Member may also perform development management services for the Company.
During 2011, 2010 and 2009, the Managing Member earned $539,576, $524,994 and $532,285 in fund management fees and the Special Member earned $134,894, $131,248 and $133,071 in advisory fees, respectively. As of December 31, 2011, $0 and $0 in fund management fees were due to the Managing Member and the Special Member, respectively, and are reflected in accrued expenses. As of December 31, 2010, $793,324 and $198,330 in fund management fees were due to the Managing Member and the Special Member, respectively, and are reflected in accrued expenses.
During 2011, the Company advanced $1,209,428 to KW Property Fund II, L.P. (an affiliate of the Managing Member) in order to fund follow-on-investments in 300 California. The amount is subject to a promissory note with a maximum amount of $1,500,000 bearing interest at a rate of 15% per annum on the principal balance. The note has a maturity date of June 30, 2012. At December 31, 2011, the balance of this note receivable was $1,209,428 and is included in the accompanying balance sheet as note receivable from affiliate.
During 2010, the Company borrowed funds from Kennedy‑Wilson Holdings, Inc, an affiliate of the Managing Member in order to fund investment requirements and general and administrative expenses. On November 2, 2010, a promissory note was executed to document these borrowings with a $1,000,000 maximum bearing 10% interest per annum on the funded amount and a maturity date of December 31, 2011. At December 31, 2010, the balance of this note payable was $947,678 and is included in the accompanying balance sheet as note payable to affiliate. This note was paid off in full on May 5, 2011. Interest expense on this note in the amount of $57,386 and $52,276 are included in the 2011 and 2010 statements of operations as interest expense. As of December 31, 2010, $52,276 of interest was due and reflected in the accompanying balance sheet as accrued expenses.
In addition, the Company paid an affiliate of the Managing Member reimbursements for administrative and accounting services in connection with the annual audits. These reimbursements were $7,500, $7,500, and $5,000 for the years ended December 31 2011, 2010, and 2009, respectively.

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2011 and 2010

NOTE 5-COMMITMENTS AND CONTINGENCIES
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Currently, the Company does not have any material commitments or contingencies.

Independent Auditors' Report

The Managing Members
KWI America Multifamily, LLC
and KW SV Investment West Coast, LLC:
We have audited the accompanying combined balance sheets of KWI America Multifamily, LLC (a Delaware limited liability company) and subsidiaries and KW SV Investment West Coast, LLC (a Delaware limited liability company) as of December 31, 2011, and the related combined statements of operations, members' equity and cash flows for the year then ended. These combined financial statements are the responsibility of management. Our responsibility is to express an opinion on these combined financial statements based on our audit.
We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of KWI America Multifamily, LLC and subsidiaries and KW SV Investment West Coast, LLC as of December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.
The accompanying combined balance sheets, of KWI America Multifamily, LLC and subsidiaries and KW SV Investment West Coast, LLC as of December 31, 2010, and the related statements of operations, members' equity and cash flows for each of the years in the two year period ended December 31, 2010, were not audited by us, and accordingly, we do not express an opinion on them.

/s/ KPMG LLP

Los Angeles, California
March 13, 2012

KWI AMERICA MULTIFAMILY LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company) AND KW SV INVESTMENT WEST COAST, LLC
Combined Balance Sheets

	December 31,
	2011	2010
		(Unaudited)
Assets
Real estate
Land	$36,626,959	$36,626,959
Buildings	109,880,877	109,880,877
Building improvements	886,104	417,546
Furniture and equipment	7,090	—
Total	147,401,030	$146,925,382
Accumulated depreciation	(4,383,630)	(1,435,520)
Real estate, net	143,017,400	145,489,862
Cash	524,197	386,837
Investment in unconsolidated real estate joint ventures	1,455,948	2,305,749
Repair and replacement deposits held in escrow	5,876	16,741
Real estate taxes and insurance deposits held in escrow	1,153,386	1,432,266
Accounts receivable	54,298	81,198
Prepaid expenses and other assets	117,160	235,704
Total assets	$146,328,265	$149,948,357
Liabilities and members' equity
Liabilities
Mortgage loans payable	$135,750,000	$135,750,000
Accounts payable and accrued expenses	744,735	764,266
Security deposits and other liabilities	712,901	584,920
Total liabilities	137,207,636	137,099,186
Commitments and contingencies
Equity
Members' equity	9,120,629	12,849,171
Total liabilities and members' equity	$146,328,265	$149,948,357
See accompanying notes to the combined financial statements.

KWI AMERICA MULTIFAMILY LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company) AND KW SV INVESTMENT WEST COAST, LLC
Combined Statements of Operations

	Combined	Combined	KW SV Investment West Coast, LLC	Successor	Predecessor
	Year ended December 31,	Year ended December 31,	Year ended December 31,	Period from June 26 to December 31,	Period from January 1 to June 25,	Year ended December 31,
	2011	2010				2009 Combined
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue
Rent	$12,645,562	$12,689,501	$—	$6,380,477	$6,309,024	$13,105,319
Other Income	1,121,312	1,180,277	—	577,548	602,729	617,299
Total revenue	13,766,874	13,869,778	—	6,958,025	6,911,753	13,722,618
Operating expenses
Property taxes	1,801,700	1,936,995	—	910,777	1,026,218	1,991,407
Utilities	795,273	826,062	—	476,891	349,171	769,885
Repairs & maintenance	956,658	973,968	—	494,446	479,522	1,343,749
Management fees	459,237	459,140	—	231,364	227,776	465,668
General & administrative	1,058,481	1,148,078	—	579,594	568,483	691,531
Insurance	243,669	230,619	—	119,902	110,717	233,453
Depreciation and amortization	2,948,110	3,983,070	—	1,435,520	2,547,550	4,961,580
Interest	7,689,518	7,689,518	—	3,860,979	3,828,539	7,689,519
Marketing and promotion	113,482	183,251	—	85,510	97,741	276,107
Bad debt expense	(10,578)	3,571	—	(3,349)	6,920	177,989
Other property operating expenses	315,962	596,456	—	514,689	81,767	135,674
Total operating expenses	16,371,513	18,030,728	—	8,706,323	9,324,405	18,736,562
Equity in income (loss) from investments in unconsolidated real estate joint ventures, net	977,198	(217,423)	(217,423)	—	—	—
Revaluation loss on change in ownership	—	(17,499,321)	—	—	(17,499,321)	—
Net loss	$(1,627,441)	$(21,877,694)	$(217,423)	$(1,748,298)	$(19,911,973)	$(5,013,944)
See accompanying notes to the combined financial statements.

KWI AMERICA MULTIFAMILY LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company) AND KW SV INVESTMENT WEST COAST, LLC
Combined Statements of Members' Equity

	KWI America Multifamily LLC and Subsidiaries	KW SV Investment West Coast, LLC	Total
Balance, January 1, 2009 (unaudited)	$36,311,874	$—	$36,311,874
Contributions (unaudited)	1,722,991	—	1,722,991
Net loss (unaudited)	(5,013,944)	—	(5,013,944)
Balance, December 31, 2009 (unaudited)	33,020,921	—	33,020,921
Contributions (unaudited)	312,772	2,523,172	2,835,944
Net loss (unaudited)	(19,911,973)	—	(19,911,973)
Balance, June 25, 2010 (unaudited)	13,421,720	2,523,172	15,944,892
Distributions (unaudited)	(1,130,000)	—	(1,130,000)
Net loss (unaudited)	(1,748,298)	(217,423)	(1,965,721)
Balance, December 31, 2010 (unaudited)	10,543,422	2,305,749	12,849,171
Distributions	(274,102)	(1,826,999)	(2,101,101)
Net income (loss)	(2,604,639)	977,198	(1,627,441)
Balance, December 31, 2011	$7,664,681	$1,455,948	$9,120,629
See accompanying notes to the combined financial statements.

KWI AMERICA MULTIFAMILY LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company) AND KW SV INVESTMENT WEST COAST, LLC
Combined Statements of Cash Flows

	Combined	Combined	KW SV Investment West Coast, LLC	Successor	Predecessor
	Year ended December 31,	Year ended December 31,	Year ended December 31,	Period from June 26 to December 31	Period from January 1 to June 25	Year Ended December 31,
	2011	2010				2009
		Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Cash flows from operating activities:
Net loss	$(1,627,441)	$(21,877,694)	$(217,423)	$(1,748,298)	$(19,911,973)	$(5,013,944)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Revaluation loss on change in ownership	—	17,499,321	—	—	17,499,321	—
Depreciation and amortization	2,948,111	3,774,149	—	1,226,602	2,547,547	4,961,580
Equity in income from investments in unconsolidated real estate joint ventures	(977,198)	217,423	217,423	—	—	—
Change in assets and liabilities:
Real estate taxes and insurance reserves held in escrow	278,880	(1,432,266)	—	(398,567)	(1,033,699)	—
Accounts receivable	26,900	(21,162)	—	(39,270)	18,108	1,677
Prepaid expenses and other assets	118,544	(171,169)	—	(58,348)	(112,821)	53,850
Accounts payable and accrued expenses	30	15,933	—	82,245	(66,312)	(1,054,763)
Deferred revenue	—	(115,990)	—	(109,750)	(6,240)	115,990
Security deposits and other liabilities	127,981	64,399	—	38,961	25,438	29,135
Net cash provided by (used in) operating activities	895,807	(2,047,056)	—	(1,006,425)	(1,040,631)	(906,475)
Cash flows from investing activities:
Additions to real estate	(495,210)	(869,188)	—	(385,363)	(483,825)	(1,537,829)
Investments in unconsolidated real estate joint ventures	—	(2,523,172)	(2,523,172)	—	—	—
Distributions from investments in unconsolidated real estate joint ventures	1,826,999	—	—	—	—	—
Capital expenditure deposits held in escrow	10,865	2,485,541	—	41,613	2,443,928	450,884
Net cash (used in) provided by investing activities	1,342,654	(906,819)	(2,523,172)	(343,750)	1,960,103	(1,086,945)
Cash flows from financing activities:
Contributions from members	—	2,835,944	2,523,172	—	312,772	1,722,991
Distributions to members	(2,101,101)	(1,130,000)	—	(1,130,000)	—	—
Net cash (used in) provided by financing activities	(2,101,101)	1,705,944	2,523,172	(1,130,000)	312,772	1,722,991
Net increase (decrease) in cash	137,360	(1,247,931)	—	(2,480,175)	1,232,244	(270,429)
Cash at beginning of period	386,837	1,634,768	—	2,867,012	1,634,768	1,905,197
Cash at end of period	$524,197	$386,837	$—	$386,837	$2,867,012	$1,634,768
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,689,518	$7,689,518	$—	$3,860,979	$3,828,539	$7,689,519
Supplemental disclosure of noncash investing and financing activities:
Accrued additions to real estate included in accounts payable and accrued expenses	$19,561	$48,794	$—	$32,183	$16,611	$—

See accompanying notes to the combined financial statements.

KWI AMERICA MULTIFAMILY LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company) AND KW SV INVESTMENT WEST COAST, LLC
Notes to Combined Financial Statements
December 31, 2011 and 2010

NOTE 1-ORGANIZATION
KWI AMERICA MULTIFAMILY, LLC— KWI America Multifamily, LLC, a Delaware limited liability company (the Company), was formed on November 6, 2006. The Company is engaged in the acquisition, operation, improvement, and future disposition of an apartment portfolio consisting of two apartment buildings known as the City Heights Apartments and the Heights on West Campus Apartments (each a Property), (together the Properties).
The Company had two members: (1) KW America Multifamily Manager, LLC (KWAMM), a California limited liability company, and (2)  KW/WDC America Member, LLC (WDC) a Delaware limited liability company. KWAMM is the manager of the Company and is responsible for the day to day operations of the Company and was comprised of two members: (1) K-W Properties (KWP), a California corporation and (2) KW/WDC Portfolio Executives LLC (EXEC), a California limited liability company.
On June 25, 2010, KWP acquired 100% of the EXEC interests in the KWAMM. Simultaneously, the Company acquired 100% of the WDC member interest in the Properties and the WDC member withdrew from the Properties. This resulted in KWP being the sole member of the Company and the Company being the sole member of the Properties.
On June 25, 2010 Chadwick Reserve LLC, a Delaware limited liability company (Chadwick) was admitted to the Company as a member and joint manager.
KWP contributed capital in the amount of $6,845,077 (unaudited) on June 25, 2010 and has a 51% membership interest in the Company. Chadwick contributed capital in the amount of $6,576,643 (unaudited) and has a 49% membership interest in the Company. In accordance with the Company's amended and restated limited liability agreement, distributions are made to members in proportion to their capital contributions until those capital contributions have been reduced to zero, and in proportion to their percentage interest thereafter.
As a result of the ownership changes described above, push down accounting was applied to the transaction. Accordingly, the assets of the Company were revalued based on the restated equity at the time of the transaction.
Kennedy‑Wilson Holdings, Inc. (KWH), an affiliate of KWP, has guaranteed certain exceptions to the nonrecourse liability of the mortgage loan.
The limited liability companies (LLCs) within the accompanying consolidated balance sheets will continue to operate until dissolved in accordance with the provisions of their operating agreements and are funded through the equity contributions of their members. As LLCs, except as may otherwise be provided under applicable law, no member shall be bound by, or personally liable for, the expenses, liabilities, or obligations of the individual companies. The members are not obligated to resolve capital deficits.
KW SV INVESTMENT WEST COAST, LLC—KW SV Investment West Coast, LLC (KWSV), a Delaware limited liability company was formed on September 29, 2010, by and among KWP, KW SV Executives LLC, a California limited liability company, and RECP/UP SV, LP a Delaware limited partnership, (collectively the SV Members). The term of KWSV extends until the date KWSV is dissolved or liquidated by terms defined in its operating agreement.
SV Investment Group Partners, LLC, a Delaware limited liability company (the SV Property Owner) was formed for the purpose of acquiring, owning, and operating the condominium project known as Santee Village located at 738 S. Los Angeles Street, 746 S. Los Angeles Street and 743 Santee Street, Los Angeles, California. The sole member of the SV Property Owner is SV Investment Group Partners Manager, LLC, a Delaware limited liability company, whose two members are SV Investment West Coast Partners, LLC (SV West), a Delaware limited liability company and SV Investment East Coast Partners, LLC (SV East), a Delaware limited liability company. KWSV was organized to acquire and own a 100% membership interest in and act as the managing member of SV West. The initial capital contribution from the members was $2,523,172 (unaudited). Each member may be required to make additional capital contributions to satisfy funding requirements of SW West under the circumstances and at the time described in the SV Property Owner's operating agreement. Remedies are available to the contributing members in the event a member does not make an additional capital contribution as required, including adjustment of the initial percentage interests.
The limited liability company agreement requires that cash distributions be made to the members pari passu in proportion to their percentage interests at the time of the distribution.
Profit and loss for each fiscal period shall be allocated among the members in proportion to their respective percentage interests.
The limited liability companies (LLCs) within the accompanying consolidated financial statements will continue to operate

KWI AMERICA MULTIFAMILY LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company) AND KW SV INVESTMENT WEST COAST, LLC
Notes to Combined Financial Statements
December 31, 2011 and 2010

until dissolved in accordance with the provisions of their operating agreements and are funded through the equity contributions of their members. As LLCs, except as may otherwise be provided under applicable law, no member shall be bound by, or personally liable for, the expenses, liabilities, or obligations of the individual companies. The members are not obligated to resolve capital deficits.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The financial statements of KWI America Multifamily, LLC and KW SV Investment West Coast, LLC have been presented on a combined basis because the entities are under common management. All intercompany transactions have been eliminated in combination.
PRINCIPLES OF COMBINATION —The combined financial statements include the consolidated accounts of the Company with its wholly owned subsidiaries and KW SV Investment West Coast, LLC. All significant intercompany items have been eliminated in the accompanying consolidated financial statements.
The Company indirectly owns its real estate through the following wholly owned subsidiaries:
KW/WDC WESTERMORELAND, LLC—KW/WDC Westmoreland, LLC (Westmoreland) was formed on February 21, 2007, with the Company as sole member. Westmoreland acquired the 687‑unit multifamily apartment project known as the City Heights Apartments (City Heights) and other improvements located in Los Angeles, California.
KW/WDC WEST CAMPUS, LLC—KW/WDC West Campus (West Campus) was formed on March 28, 2007, with the Company as sole member. West Campus acquired the real property known as the Heights on West Campus Apartments, a 401‑unit apartment complex located in Federal Way, Washington.
The Company shall be perpetual, unless otherwise terminated by terms defined in the Company's operating agreement.
REAL ESTATE —The City Heights property was acquired on February 22, 2007 for $121,671,007 (unaudited), including capitalized acquisition costs of $1,652,801 (unaudited).
The West Campus property was acquired on March 29, 2007 for $47,272,824 (unaudited), including capitalized acquisition costs of $754,618 (unaudited).
The fair value of real estate acquired was allocated to the acquired tangible assets, consisting primarily of land and building, and to the fair value of the identified acquired intangible assets, which comprise in‑place lease value.
The fair value of real estate was determined by valuing the property as if it were vacant, which was then allocated to land and building, based on management's determination of the relative fair values of these assets. The fair value of the acquired in‑place lease value was determined by calculating the present value of the cash flows provided by the leases, net of related incremental expenses over the estimated lease‑up period.
Land, buildings, building improvements, and equipment are carried at cost. The buildings are depreciated over 39 years, building improvements are depreciated over 10 years, and equipment is depreciated over 5 years on a straight‑line basis. The acquired in‑place lease value is amortized over one year.
INVESTMENTS IN UNCONSOLIDATED REAL ESTATE JOINT VENTURES—In accordance with FASB ASC 323 Investment - Equity Method and Joint Ventures, unconsolidated equity method investments are initially recorded at cost and are subsequently adjusted for KWSV's share of the venture's earnings or losses and cash distributions. In accordance with the guidance, the allocation of profit and losses should be analyzed to determine how an increase or decrease in net assets of the SV Property Owner (determined in conformity with U.S. GAAP) will affect cash payments to the member over the life of the SV Property Owner and on its liquidation. Because certain property owner agreements contain preferences with regard to cash flows from operations, capital events and/or liquidation, KWSV reflects its share of profits and losses by determining the difference between its “claim on the Investee's book value” at the end and the beginning of the period. This claim is calculated based on the amount that KWSV would receive if the Investee were to liquidate all of its assets at recorded amounts determined in accordance with U.S. GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is commonly referred to as the hypothetical liquidation at book value method.
On a periodic basis, KWSV shall assess whether there are any indicators that the value of its investment in unconsolidated joint venture may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed other than temporary. As of December 31, 2011, no adjustments for impairment were made to the KWSV's investment in unconsolidated real estate joint venture.

KWI AMERICA MULTIFAMILY LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company) AND KW SV INVESTMENT WEST COAST, LLC
Notes to Combined Financial Statements
December 31, 2011 and 2010

IMPAIRMENT OF LONG LIVED ASSETS—Long‑lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Impairment of Long‑Lived Assets ASC Subtopic 360‑10. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.
CASH—The Entities maintains their cash in federally insured banking institutions. The account balances at these institutions periodically exceed the Federal Deposit Insurance Corporation's (FDIC) insurance coverage and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. To mitigate this risk, the Entities place their cash with quality financial institutions.
REPAIR AND REPLACEMENT DEPOSITS AND REAL ESTATE TAXES AND INSURANCE HELD IN ESCROW—Deposits in escrow are typically funds held by a mortgage lender that are restricted in use for payment of real estate taxes, property insurance, and certain capital expenditures. Funds in tax and insurance escrows are used to pay real estate taxes and insurance premiums directly to the taxing authorities and insurance agencies, respectively. Funds in capital expenditure escrows are generally disbursed as reimbursement to the borrower upon submission of satisfactory evidence that the related capital expenditures are incurred as anticipated. These escrow deposits are refundable to the borrower upon repayment of the mortgage loan.
ACCOUNTS RECEIVABLE—Accounts receivable due from tenants are recorded at the contractual amount as determined by the lease agreements, and do not bear interest. The allowance for doubtful accounts is the Entities' best estimate of the amount of probable credit losses in the Entities' existing accounts receivable. The Entities determine the allowance based on historical experience and specific item identification, which is reviewed on a quarterly basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
DEFERRED FINANCING COSTS—Costs incurred in obtaining the mortgage loans are capitalized and amortized over the term of the mortgage loans on a straight‑line basis, which approximates the effective‑interest method. Amortization of the deferred financing costs were $0, $42,743 (unaudited) and $29,160 (unaudited) for the years ended December 31, 2011, 2010, and 2009, respectively, and is included in interest expense in the accompanying combined statements of operations.
INOME TAXES—No provision has been made in the accompanying consolidated financial statements for federal or state income taxes, as any such taxes related to the revenues and expenses of the Entities are the responsibility of the members.
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
USE OF ESTIMATES—The preparation of the accompanying combined financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and reported amounts of revenues and expenses. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
NOTE 3-INVESTMENTS IN UNCONSOLIDATED REAL ESTATE JOINT VENTURES
During October 2010, KWSV, through its wholly owned subsidiary, SV West, acquired a 30% interest in SV Investment Group Partners Manager, LLC, which in turn owns 100% of SV Investment Group Partners, LLC, a single-purpose entity that invested in the condominium project located in Los Angeles, California, known as Santee Village. This real estate investment consisted of 167 condominium units and 18,694 square feet of retail space. The investment was financed by a loan payable to German American Capital Corporation in the principal amount of $26,500,000 (unaudited). The loan accrued interest at the greater of 7.0% or 6.0% above the one-month LIBOR and required monthly interest-only payments and principal payments made upon the closing of condominium units. In September 2011, the loan was fully paid from the net sales proceeds of condominium units

KWI AMERICA MULTIFAMILY LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company) AND KW SV INVESTMENT WEST COAST, LLC
Notes to Combined Financial Statements
December 31, 2011 and 2010

sales. There are 21 condominium units and three retail spaces unsold as of December 31, 2011.
The net carrying value of the KWSV's investment in this joint venture was $1,455,948 and $2,305,749 (unaudited) as of December 31, 2011 and 2010, respectively.
The following presents summarized financial information of this unconsolidated real estate joint venture, SV Investment Group Partners, LLC, as of December 31, 2011, and 2010.

	December 31,
	2011	2010
		(Unaudited)
Assets
Real estate held for sale	$4,414,468	$30,375,493
Cash	84,732	146,667
Accounts receivable	3,481	—
Other assets	740,379	4,225,649
Total assets	$5,243,059	$34,747,809

Liabilities
Accounts payable and accrued expenses	$389,902	$561,980
Mortgage note payable		26,500,000
Total liabilities	389,902	27,061,980
Members equity	4,853,157	7,685,829
Total liabilities and members equity	$5,243,059	$34,747,809

	Year Ended December 31,
	2011	2010
		(Unaudited)
Income	$6,684,479	$1,200
Expenses	1,750,568	282,449
Amortization	803,464	75,744
Interest and non operating items	873,119	367,751
Net income	3,257,328	(724,743)
KWSV's equity in income (loss) from investment in unconsolidated real estate joint venture	$977,198	$(217,423)
NOTE 4-MORTGAGE LOANS PAYABLE
WESTERMORELAND (CITY HEIGHTS)—City Heights entered into a loan agreement, dated February 21, 2007 with Wachovia Bank, N.A., an affiliate of WDC, for the principal sum of $98,000,000 (unaudited). The note accrues interest at 5.65% per annum with interest‑only payments on the 11th day of each month until the loan matures on March 11, 2017. Upon maturity, all remaining accrued interest and principal become due.
There is no prepayment permitted prior to January 11, 2017; however, if a prepayment is accepted by the lender then the borrower shall give a 60 to 90 days notice and provide replacement collateral in the form of direct noncallable fixed rate obligations of the United States of America or other noncallable fixed rate obligations other than U.S. Treasury obligations (acceptable to the lender) that provide for payments on the same (or similar) date in the same or similar payment amount.
The loan is secured by mortgage, deed of trust, and security instrument from borrower for the benefit of lender, covering the property.

KWI AMERICA MULTIFAMILY LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company) AND KW SV INVESTMENT WEST COAST, LLC
Notes to Combined Financial Statements
December 31, 2011 and 2010

WEST CAMPUS (HEIGHTS ON WEST CAMPUS)—West Campus entered into a loan agreement, dated March 29, 2007 with Bank of America N.A. for the principal sum of $37,750,000 (unaudited). The note accrues interest at a fixed rate of 5.423% per annum and requires interest‑only payments monthly until the loan matures on April 1, 2017. Upon maturity all remaining accrued interest and principal become due.
There is no prepayment permitted prior to February 1, 2017; however, if a prepayment is accepted by the lender then the borrower shall give a 60 to 90 days notice and provide replacement collateral in the form of direct noncallable fixed rate obligations of the United States of America or other noncallable fixed rate obligations other than U.S. Treasury obligations (acceptable to the lender) that provide for payments on the same (or similar) date in the same or similar payment amount.
The loan is secured by mortgage and loan documents for the benefit of lender, covering the property.
NOTE 5-RELATED PARTY TRANSACTIONS
Each property entered into a management agreement with a third party, FPI Management, Inc. (FPI). In accordance with the management agreement, each Property pays a monthly fee of 4.00% (West Campus) and 3.00% (City Heights) of gross rental revenues as compensation for management services. Per the agreement, 2.25% (decreased from 2.5% in April 2011) and 2.25% is paid to FPI and 1.75% (increased from 1.5% in April 2011) and 0.75% is paid to KW Multi‑Family Management Group, Ltd. (KWMF), which is an affiliate of KWAMM.
For the years ended December 31, 2011, 2010 and 2009 the Company incurred $146,103, $137,276 (unaudited) and $139,197 (unaudited) in property management fees, respectively, that were paid to KWMF.
Upon acquisition, the Company paid acquisition fees totaling $1,200,000 (unaudited) and $465,000 (unaudited), for City Heights and West Campus, respectively, to an affiliate of KWAMM. These amounts have been capitalized to the cost of each Property and are included in land and building in the accompanying consolidated balance sheet.
NOTE 6-COMMITMENTS AND CONTINGENCIES
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Currently, the Company and KWSV do not have any material commitments or contingencies.
The City Heights property contains asbestos that was installed when the property was built in the 1960s. If removed, the asbestos will require special treatment due to its hazardous nature. This establishes an obligation as the roperty owner will be required to remediate this at some point in the future. Remediation by management will only be required if they demolish the building or do substantial renovations that will involve removal of the asbestos.
NOTE 7-SUBSEQUENT EVENTS
Management has evaluated all subsequent events through March 13, 2012 the date that the financial statements are available for issuance.

Independent Auditors' Report
The Members
SJ Real Estate Investors, LLC:
We have audited the accompanying consolidated balance sheet of SJ Real Estate Investors, LLC (a Delaware limited liability company) (the Company) as of December 31, 2011, and the related consolidated statements of operations, members' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SJ Real Estate Investors, LLC as of December 31, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated balance sheet of SJ Real Estate Investors, LLC as of December 31, 2010, and the related consolidated statements of operations, members' equity and cash flows for period October 27, 2010 (inception) through December 31, 2010 were not audited by us, and accordingly, we do not express an opinion on them.

/s/ KPMG LLP

Dallas, Texas
March 9, 2012

SJ REAL ESTATE INVESTORS, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

	December 31,
	2011	2010
		(Unaudited)
Assets
Real estate
Land	$10,835,200	$—
Buildings and improvements	99,960,855	—
Furniture and equipment	1,244,134	—
Total	112,040,189	—
Accumulated depreciation	(1,999,540)	—
Total real estate, net	110,040,649	—
Cash	329,194	2,942,866
Deposits in escrow	1,118,046	856,858
Note receivable	—	90,893,185
Deferred financing costs, net	498,194	1,096,154
Accounts receivable, net	7,754	—
Prepaid expenses and other assets	174,595	—
Total assets	$112,168,432	$95,789,063
Liabilities and members' equity
Liabilities
Mortgage loan payable	$67,000,000	$67,000,000
Accounts payable and accrued expenses	384,693	893,960
Security deposits and other liabilities	593,268	—
Total liabilities	67,977,961	67,893,960
Commitments and contingencies
Members' equity	44,190,471	27,895,103
Total liabilities and members' equity	$112,168,432	$95,789,063
The accompanying notes are an integral part of these consolidated financial statements.

SJ REAL ESTATE INVESTORS, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations

	Year ended December 31,	From October 27 (inception) through December 31,
	2011	2010
		(Unaudited)
Revenue
Rental income	$1,678,068	$—
Other income	130,329	—
Total revenue	1,808,397	—
Expenses
Real estate taxes	888,929	—
Property operations	729,732	—
Management fees	79,000	—
General and administrative	639,317	50,497
Depreciation	1,999,540	—
Amortization	597,960	99,650
Interest	5,275,785	954,750
Other	173,324	—
Total expenses	10,383,587	1,104,897
Gain on foreclosure	15,385,558	—
Net (loss) income	$6,810,368	$(1,104,897)
The accompanying notes are an integral part of these consolidated financial statements.

SJ REAL ESTATE INVESTORS, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Members' Equity

Members' equity
Balance, October 27, 2010 (inception) (unaudited)	$—
Contributions (unaudited)	29,000,000
Net loss (unaudited)	(1,104,897)
Balance, December 31, 2010 (unaudited)	27,895,103
Contributions	9,485,000
Net income	6,810,368
Balance at December 31, 2011	$44,190,471
The accompanying notes are an integral part of these consolidated financial statements.

SJ REAL ESTATE INVESTORS, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Year ended December 31,	From October 27 (inception) through December 31,
	2011	2010
		(Unaudited)
Cash flows from operating activities:
Net income (loss)	$6,810,368	$(1,104,897)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on foreclosure	(15,385,558)	—
Depreciation	1,999,540	—
Bad debt expense	500	—
Amortization of deferred financing costs	597,960	99,650
Change in assets and liabilities:
Accounts receivable	(8,254)	—
Prepaid expenses and other assets	(174,595)	—
Accounts payable and accrued expenses	(509,267)	893,960
Security deposits and other liabilities	593,268	—
Net cash flow used in operating activities	(6,076,038)	(111,287)
Cash flows from investing activities:
Additions to real estate	(5,761,446)	—
Additions to note receivable	—	(90,893,185)
Deposits in escrow	(261,188)	(856,858)
Net cash flow used in investing activities	(6,022,634)	(91,750,043)
Cash flow from financing activities:
Borrowings under mortgage loan payable	—	67,000,000
Deferred financing costs	—	(1,195,804)
Contributions from members	9,485,000	29,000,000
Net cash flow provided by financing activities	9,485,000	94,804,196
Net increase (decrease) in cash	(2,613,672)	2,942,866
Cash at beginning of period	2,942,866	—
Cash at end of period	$329,194	$2,942,866
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,391,174	$435,500
Supplemental disclosure of noncash investing activities:
During the year ended December 31, 2011, a note receivable of $90,893,185 was exchanged for real estate with a fair value of $108,712,000
The accompanying notes are an integral part of these consolidated financial statements.

SJ REAL ESTATE INVESTORS, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 1-ORGANIZATION
SJ Real Estate Investors, LLC, a Delaware limited liability company (the Company) was formed on October 27, 2010 (inception). The primary purpose of the Company is to invest in SJ Real Estate Manager, LLC, a Delaware limited liability company and wholly owned subsidiary, which in turn shall invest in SJ Real Estate Partners, LLC, a Delaware limited liability company (SJ Real Estate Partners), with improvements located theron, at 360 South Market Street, San Jose, California as 360 Residences (the Property). The Company obtained a bridge loan in an amount equal to $67,000,000 from German America Capital Corporation (the Loan), bearing interest at LIBOR plus varying spreads, with monthly interest‑only payments due until maturity November 5, 2012 and purchased a promissory note in the principal amount of $124,232,587 (the Property Note), as well as related loan and security documents. The Property consists of 213 condominium units and 11,000 square feet of street level retail space.
The Company has four members: (1) K‑W Properties, a California corporation (KWP), (2) KWF Real Estate Venture II, L.P., a Delaware limited partnership, (3) LF 360 Market LLC, a Delaware limited liability company, and (4) KW Funds - San Jose 1, LLC, a Delaware limited liability company (the Members).
The Meembers' Percentage Interests, as defined, in the Company at December 31, 2011 were as follows:

Member	Percentage Interest
KWP	15%
KWF Real Estate Venture II, L.P.	50%
LF 360 Market LLC	15%
KW Funds - San Jose 1, LLC	20%
Total	100%
The limited liability companies (LLCs) within the accompaying consolidated financial statemetns will continue in existence until dissolved in accordance with the provisions of their operating agreements and are funded through the equity contributions of their members. As LLCs, except as may otherwise be provided under applicable law, no member shall be bound by, or personally liable for, the expenses, liabilities, or obligations of the individual companies. The members are not obligated to restore capital deficits.
Profits and losses are allocated to the members in such a manner that, the capital account of each member shall equal the amount which would have been distributed to such member pursuant to a hypothetical liquidation.
The limited liability company agreement requires that distribution of cash be made to the members in proportion to the unreturned capital contribution until each Member's unreturned capital contributions have been reduced to zero. Thereafter, cash distributions are made to the Members in proportion to their percentage interests.
NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION-The consolidated financial statements include the accounts of the Company and its subsidiaries for which the Company has a majority voting or controlling financial interest. All significant intercompany items have been eliminated in the accompanying consolidated financial statements. The Company has no involvement with variable interest entities.
REAL ESTATE-On March 25, 2011, SJ Real Estate Partners, LLC foreclosed on the note receivable resulting in the ownership of the underlying real estate that had been used as collateral for the loan. The investee has no further recourse against the borrower. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 310‑30‑40‑40‑2, Loans and Debt Securities Acquired with Deteriorated Credit Quality, when a loan reverts to real estate, it should be recorded at fair value, and a gain or loss recorded on the conversion date when there is a difference between the book value of the loan and the fair value of the collateral. Using a discounted cash flow model, management determined that the fair value of the real estate at March 28, 2011 was $108,712,000. After costs to foreclose were considered, a gain of $15,385,558 was recorded for the real estate.
The fair value of real estate acquired was allocated to the acquired tangible assets, consisting primarily of land and building. Since the building was vacant at the time of foreclosure, no value was given to intangible assets.
The following supplemental information summarizes the fair value of the assets acquired by the Company:

SJ REAL ESTATE INVESTORS, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Real estate Assets
Land	$10,835,200
Buildings and improvements	97,516,800
Furniture and equipment	360,000

Property is depreciated using the straight‑line method over the estimated useful lives of the assets as follows:

Buildings and improvements	10-39 years
Furniture and equipment	7-10 years
IMPAIRMENT OF LONG-LIVED ASSETS—Long‑lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with FASB ASC 360‑10, Impairment of Long‑Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset less costs to sell. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held‑for‑sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.
CASH —The Company maintains cash in federally insured banking institutions. The account balances at these institutions periodically exceed the Federal Deposit Insurance Corporation's (FDIC) insurance coverage, and as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. To mitigate this risk, the Company places cash with quality financial institutions. The Company had no cash equivalents as of December 31, 2011 or 2010.
DEPOSITS IN ESCROW—Deposits in escrow are typically funds held by a mortgage lender that are restricted in use for payment of real estate taxes, property insurance, and certain capital expenditures. Funds in tax and insurance escrows are used to pay real estate taxes and insurance premiums directly to the taxing authorities and insurance agencies, respectively. Funds in capital expenditure escrows are generally disbursed as reimbursement to the borrower upon submission of satisfactory evidence that the related capital expenditures are incurred as anticipated. These escrow deposits are refundable to the borrower upon repayment of the mortgage loan.
ACCOUNTS RECEIVABLE—Accounts receivable due from tenants are recorded at the contractual amount as determined by the lease agreements, and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical experience and specific item identification, which is reviewed on a quarterly basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recognized $500 and $0 related to bad debt expense during 2011 and 2010, respectively, which is included in general and administrative expense on the consolidated statements of operations.
DEFERRED FINANCING COSTS— Costs incurred in obtaining mortgage loans are capitalized and amortized over the term of the mortgage loans on a straight‑line basis, which approximates the effective‑interest method. Amortization of the deferred financing costs was $597,960 and $99,650 for the year ended December 31, 2011 and period October 27, 2010 to December 31, 2010, respectively, and is included in interest expense in the accompanying consolidated statements of operations.
INCOME TAXES—No provision has been made in the accompanying consolidated financial statements for federal or state income taxes, as any such taxes related to the revenues and expenses of the Company are the responsibility of the members.
The Company is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement, which could result in the Company recording a tax liability that would reduce net assets. Based on their analysis, the Company determined that there are no tax benefits that would have a material impact on the Company's financial position or results of operations. The tax year 2010 remains open to examination by the taxing jurisdictions to which the entities are subject.

SJ REAL ESTATE INVESTORS, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

REVENUE RECOGNITION—Residential leases are for one year or less and revenue is recognized as earned. The lease amount for residential leases is fixed over the term of the lease and as such earned revenue approximates straight‑line revenue.
USE OF ESTIMATES—The preparation of the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and reported amounts of revenues and expenses. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.
LIQUIDITY AND CAPITAL RESOURCES—Since inception, October 27, 2010, the Company had negative cash flows from operations of $6,187,325 and has funded the liquidity requirements through member contributions. Management has taken steps to reduce operating costs and improve cash flows; however, there can be no guarantee the Company will generate positive cash flows. During 2012, management plans to meet cash flow shortfalls, if any through contributions from the members.
NOTE 3-MORTGAGE LOAN PAYABLE
On November 5, 2010 the Company entered into a loan agreement with German American Capital Corporation (the Lender) in the principal amount of $67,000,000 (the Loan) with monthly interest‑only payments due until maturity November 5, 2012. The Loan bears interest at LIBOR plus a spread. The initial spread is 8%, which was reduced to 7% when title was acquired to the Property. If on the first day of any calendar month, leases have been entered into in accordance with the loan documents such that the physical occupancy and the rental income payable during such calendar month shall have increased by 10% or more from the first day of the immediately preceding calendar quarter, then the spread shall be reduced by 0.25%; however, the spread shall not be less than 6%, with monthly interest‑only payments due until maturity November 5, 2012.
During November 2012, the nonrecourse loan secured by the Property will mature. Management's plan includes negotiating with the existing lender a multi‑year extension, financing the Property with other lenders, selling the property or use additional capital contributions from current investors to extinguish the debt. Management believes they will be successful in executing either an extension or a new loan on acceptable terms. Management currently believes that there will not be any required pay down associated with the debt's maturity. If pay downs are required to satisfy the lender, management intends to use additional capital from investors and the Property's existing cash balances to make the necessary pay downs at the time of the maturity.
NOTE 4-RELATED PARTIES
Commencing April 15, 2011, the Company has a management agreement with a third party, FPI Management, Inc. (FPI). In accordance with the management agreement, the Company pays a monthly fee of 3% of collected rent as compensation for managing the property. Per the agreement, 2.0% is paid to FPI and 1.0% is paid to KW Multifamily Management Group, LLC (KWMF), which is an affiliate of KWP. In any event, the management fee will be no less than $6,000 per month to FPI and $3,000 per month to KWMF.
For the year ended December 31, 2011, the Company incurred $25,500, in property management fees, and reimbursed KWMF $5,256, for expense reimbursements.
NOTE 5-COMMITMENTS AND CONTINGENCIES
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Currently, the Company does not have any material commitments or contingencies.
NOTE 6-CONCENTRATION OF RISK
The Property is in California. Adverse conditions in the sector or geographic location would likely result in a material decline in the value of the Property.
NOTE 7-SUBSEQUENT EVENTS
Management has evaluated all subsequent events occurring after the date of the consolidated balance sheet through March 9, 2012, the date the consolidated financial statements were available to be issued, to determine whether any subsequent events necessitated adjustment to or disclosure in the consolidated financial statements. No events were identified that necessitated adjustment or disclosure.

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

/s/ KPMG AZSA LLC
Tokyo, Japan
March 11, 2011

Report of Independent Registered Public Accounting Firm

The Members
KW Residential, LLC:

We have audited the accompanying consolidated statements of operations and comprehensive income, members' equity, and cash flows of KW Residential LLC and subsidiaries (the “Company”), for the year ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company's operations, its cash flows, and its equity for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON TAIYO ASG LLC
Tokyo, Japan
March 13, 2010

KW Residential, LLC and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2011	2010
Assets	(Unaudited)
Rental property, net	$627,316,328	$609,430,001
Cash and cash equivalents	6,587,593	5,216,811
Restricted cash	22,449,178	21,575,193
Accounts receivable, net	804,844	869,823
Other assets	18,268,947	9,700,612
Total assets	$675,426,890	$646,792,440
Liabilities and members' equity
Liabilities
Accounts payable and accrued expenses	$6,387,375	$7,204,729
Refundable tenant deposits	4,383,780	4,239,973
Debt and borrowings	343,170,004	338,227,939
Derivative liability	15,447,884	6,609,056
Income tax payable	340,216	381,691
Other liabilities	59,663	21,877
Total liabilities	369,788,922	356,685,265
Commitments and contingencies
Members' equity
Contributed capital	235,600,315	225,001,154
Accumulated surplus	6,539,799	7,554,192
Accumulated other comprehensive income	63,497,854	57,551,829
Total members' equity	305,637,968	290,107,175
Total liabilities and members' equity	$675,426,890	$646,792,440
The accompanying notes are an integral part of these consolidated financial statements.

KW Residential, LLC and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Year ended December 31,
	2011	2010	2009
	(Unaudited)
Revenue
Rental income	$37,770,902	$34,515,674	$32,634,808
Management fees	—	268,381	115,318
Total revenue	37,770,902	34,784,055	32,750,126
Operating Expenses
Property expenses	10,003,392	10,387,147	8,543,655
Compensation and related expenses	1,589,701	2,943,106	2,736,620
General and administrative expenses	3,132,436	2,202,892	2,132,458
Depreciation and amortization	11,604,181	11,115,370	12,020,989
Total operating expenses	26,329,710	26,648,515	25,433,722
Total operating income	11,441,192	8,135,540	7,316,404
Non-operating income (expense)
Interest expense	(12,227,111)	(12,234,711)	(14,828,431)
Gains on extinguishment of debt	—	—	28,319,523
Other	296,636	270,432	(3,984,175)
Income (loss) before provision (benefit) for income taxes	(489,283)	(3,828,739)	16,823,321
Provision (benefit) for income taxes	525,110	657,487	(36,694)
Net income (loss)	(1,014,393)	(4,486,226)	16,860,015
Other comprehensive income (loss)
Foreign currency translation gain (loss)	14,784,853	35,077,607	(4,488,486)
Forward foreign currency loss	(8,838,828)	(6,609,056)	—
Total other comprehensive income (loss)	5,946,025	28,468,551	(4,488,486)
Total comprehensive income	$4,931,632	$23,982,325	$12,371,529
The accompanying notes are an integral part of these consolidated financial statements.

KW Residential, LLC and Subsidiaries
Consolidated Statement of Members' Equity
For the Three Years Ended December 31, 2011

	Contributed Capital	Accumulated Surplus (Deficit)	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2009	$178,032,153	$(4,819,597)	$33,571,764	$206,784,320
Capital contributions	55,583,979	—	—	55,583,979
Foreign currency translation loss	—	—	(4,488,486)	(4,488,486)
Net income	—	16,860,015	—	16,860,015
Balance December 31, 2009	233,616,132	12,040,418	29,083,278	274,739,828
Capital distributions	(8,614,978)	—	—	(8,614,978)
Foreign currency translation gain	—	—	35,077,607	35,077,607
Forward foreign currency loss	—	—	(6,609,056)	(6,609,056)
Net loss	—	(4,486,226)	—	(4,486,226)
Balance December 31, 2010	225,001,154	7,554,192	57,551,829	290,107,175
Capital contributions (unaudited)	34,200,000	—	—	34,200,000
Capital distributions (unaudited)	(23,600,839)	—	—	(23,600,839)
Foreign currency translation gain (unaudited)	—	—	14,784,853	14,784,853
Forward foreign currency loss (unaudited)	—	—	(8,838,828)	(8,838,828)
Net loss (unaudited)	—	(1,014,393)	—	(1,014,393)
Balance December 31, 2011 (unaudited)	235,600,315	6,539,799	63,497,854	305,637,968
The accompanying notes are an integral part of these consolidated financial statements.

KW Residential, LLC and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,
	2011	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(1,014,393)	$(4,486,226)	$16,860,015
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,604,181	11,115,370	12,020,989
Amortization of loan related costs	3,803,447	4,308,948	5,131,237
Gains on extinguishment of debt	—	—	(28,319,523)
Losses on conversion to rental properties	—	—	3,009,702
Change in assets and liabilities:
Accounts receivable	50,071	336,953	(106,930)
Other assets	2,530,795	(1,531,508)	3,376,906
Accounts payable and accrued expenses	(1,911,378)	(1,079,238)	1,557,978
Other liabilities	697,279	47,820	(2,149,564)
Net cash flow provided by operating activities	15,760,002	8,712,119	11,380,810
Cash flows from investing activities:
Payments for purchases of property and equipment	(380,443)	(423,673)	(133,118)
Collateral payments for derivative instruments	(9,150,000)	(1,149,788)	—
Net cash flow used in investing activities	(9,530,443)	(1,573,461)	(133,118)
Cash flow from financing activities:
Debt and borrowings	329,972,445	—	75,810,977
Repayment of debt	(341,046,576)	(9,506,436)	(136,868,701)
Capital contributions	34,200,000	—	55,583,979
Capital distribution	(23,600,839)	(8,614,978)	—
Loan related costs	(5,038,041)	(178,419)	(1,570,986)
Net cash flow used in financing activities	(5,513,011)	(18,299,833)	(7,044,731)
Effect of exchange rate changes on cash and cash equivalents	654,234	1,886,758	(236,551)
Net increase (decrease) in cash and cash equivalents	1,370,782	(9,274,417)	3,966,410
Cash and cash equivalents, beginning of year	5,216,811	14,491,228	10,524,818
Cash and cash equivalents, end of year	$6,587,593	$5,216,811	$14,491,228
Supplemental disclosure of cash paid for during the year:
Interest	$8,505,481	$8,021,813	$9,535,128
Income tax	566,640	93,721	486,713
Supplemental disclosure for non-cash transfers of real estate from held for sale to rental property	$—	$—	$25,156,431
The accompanying notes are an integral part of these consolidated financial statements.

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements—(continued)
December 31, 2010 and 2009

NOTE 1-ORGANIZATION
KW Residential, LLC, a Delaware limited liability company (the Company), was formed in August 2005 to acquire, operate, improve, and dispose of real estate assets. The Company was established with two members (1) Kennedy Wilson Overseas, Inc. and (2) Wachovia KW2, LLC. that held a 35% and 65% membership interest, respectively. In September 2010, KWF Real Estate Venture I, LP acquired the 65% membership interest from Wachovia KW2, LLC. KWF Real Estate Venture I, LP is a Delaware registered limited partnership and is owned by subsidiaries of Kennedy-Wilson Holdings, Inc. (10%) and Fairfax Financial Holdings Limited and affiliates (90%). The Company conducts its business through its Japanese subsidiaries, namely KW Investment Co. Ltd (“KWI”) and KIWI 1, KIWI 2, KIWI 3, KIWI 4, KIWI 5, KIWI 6 and KIWI 7 (the “KIWI Entities”). The Company’s investments include a portfolio of multifamily real estate properties that are held through the KIWI Entities comprising approximately 2,400 units in 50 properties, located primarily in Tokyo and surrounding areas. The Company, through KWI, also provides real estate services in Japan, including asset management and brokerage services to its own portfolio as well as to institutional investors, developers, and financial institutions.
NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF CONSOLIDATION—The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In addition, management evaluates the Company’s relationships with other entities to identify whether they are variable interest entities and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements.
Certain subsidiaries use different fiscal year-ends from the Company’s fiscal year-end of December 31. Material differences in intercompany transactions and accounts arising from the use of the different fiscal year-ends are adjusted in consolidation.
REPORTING AND FUNCTIONAL CURRENCIES—The reporting and functional currency of the Company is the U.S. dollar. The functional currency of the Company’s wholly owned subsidiaries is the Japanese yen. The financial statements of the subsidiaries are translated into U.S. dollars by translating assets and liabilities at the closing exchange rate on the balance sheet date with translation adjustments reported directly in members’ equity and income statement items at average exchange rates during the year. Individually material income and expense transactions are translated using the closing exchange rate in effect on the date the transaction is recognized.
USE OF ESTIMATES—The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of rental property, valuation of derivative financial instruments, recoverability of deferred tax assets, income tax uncertainties and other contingencies.
REVENUE RECOGNITION—Rental income from residents is recognized on a straight-line basis over the noncancelable lease term, including any rent free months, which typically is two years. Although the rental agreements are cancelable, by tenant, on one-month notice, the rental agreements contain an early termination penalty such that the Company believes that continuation of the rental agreement appears, at inception, reasonably assured. Upfront payments received, such as “key money” are deferred and recognized over the expected lease period.
CASH AND CASH EQUIVALENTS—Cash and cash equivalents consist of cash and all highly liquid investments purchased with initial maturities of three months or less. The Company maintains cash balances in excess of governmentally insured limits of 10 million yen that is equivalent to $129,000 (unaudited) as of December 31, 2011. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality.
RESTRICTED CASH—Restricted cash consist of cash and cash equivalents that are restricted as to withdrawal or usage under the terms of certain contractual agreements, and therefore are not included in cash and cash equivalents for purposes of the consolidated balance sheets and statements of cash flows.
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

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements—(continued)
December 31, 2010 and 2009

As of December 31, 2011, these trusts held cash of $17,778,601 (unaudited) that are restricted and not available for the KIWI Entities’ withdrawal or usage. These restricted cash will be available for their withdrawal or usage gradually over a period not exceeding three months. In addition, as of December 31, 2011, the restricted cash accounts maintained with certain banks had a balance of $4,670,577 (unaudited). Surpluses, if any, arising after meeting the debt and borrowings obligations will be made available for the KIWI Entities’ withdrawal or usage.
ACCOUNTS RECEIVABLE—Accounts receivable due from tenants are recorded at the contractual amount as determined by the lease agreements with tenants and do not bear interest. The allowance for doubtful accounts is management's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. Management determines the allowance based on historical experience. Management reviews its allowance for doubtful accounts on a quarterly basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
RENTAL PROPERTY— Land, building and structures, and machinery and equipment are carried at cost. Major maintenance and improvements are capitalized and minor replacements, maintenance and repairs are charged to current operations in the periods incurred. Depreciation is computed on the straight-line method over the following estimated useful lives of the assets:

Buildings	31	to	46 years
Short-lived structures and others	2	to	19 years
Machinery and equipment	2	to	14 years
Management reviews the Company's rental property for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the rental property may not be recoverable. Recoverability of rental property to be held and used is measured by a comparison of the carrying amount of the rental property, or rental property group, to estimated undiscounted future cash flows expected to be generated by the rental property or rental property group. The determination of undiscounted future cash flows requires significant estimates made by management and considers the most likely expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could affect the determination of whether impairment exists. If the carrying amount of the rental property or rental property group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the rental property or rental property group. Rental property to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or estimated fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the consolidated balance sheet.
During 2011 and 2010, management performed impairment analysis on several properties due to deemed triggering events. Based on management’s analysis, including assumptions about the length of the holding period until disposed, the estimated selling price and the current projected operating performance of the properties, management has concluded that no impairment of rental property existed for the years ended December 31, 2011 and 2010. During 2009, certain rental property was reclassified from held for sale into held for use. The rental property was transferred into held for use at the lower of carrying amount or fair value less costs to sell. Upon transferring the rental property, the Company recorded an impairment loss of $3,009,702 for the year ended December 31, 2009 that is included in other expenses in the accompanying statements of operations and comprehensive income.
INCOME TAXES-Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. As of December 31, 2011 and 2010, management of the Company believes there are no uncertain tax positions that would have a material impact on the Company’s financial position or results of operations. Management of the Company does not expect material changes in uncertain tax positions within next twelve months. As of December 31, 2011, the tax years 2005 through 2010 remain open for potential tax examination. The interest and penalties of back taxes arising from tax examinations are recognized as income tax expense.
FAIR VALUE MEASUREMENTS—The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements—(continued)
December 31, 2010 and 2009

market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
Level 1—Unadjusted quoted prices in an active market for identical unrestricted assets and liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 —Inputs other than quoted prices included in Level 1 that are observable for the asset or liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
Level 3 —Unobservable inputs that reflect the entity's own assumptions about the assumption market participants would use in the pricing of the asset or liability and are consequently not based on market activity but rather through particular valuation techniques.
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which provides additional disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3. This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques. The provisions of the ASU are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. In the period of initial adoption, the reporting entity shall not be required to provide the disclosures required for any previous periods presented for comparative purposes. The Company adopted the provisions of the ASU in 2010, except for the requirements to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis, which were adopted in 2011. The adoption of ASU 2010-06 did not have a material effect on the Company's consolidated financial statements. See note 5 to the Consolidated Financial Statements.
DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES—The Company recognizes all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated in hedging relationships, changes in the fair value are recognized in accumulated other comprehensive income, to the extent the derivative is effective at offsetting the changes in the item being hedged until the hedged item affects earnings.
For all hedging relationships, the Company formally documents the hedging relationship and its risk‑management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. Management also formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in cash flows of hedged transactions. For derivative instruments that are designated and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction effects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, the cash flow hedge is designated because a forecasted transaction is not probable of occurring, or management determines to remove the designation of the cash flow hedge.
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
See note 5 to the Consolidated Financial Statements.
DEFERRED FINANCING COSTS—The Company recognizes debt issuance costs on the balance sheet as deferred charges included in other assets and amortizes the balance over the term of the related debt using the straight-line method which is substantially similar to the effective interest rate method. The Company classifies cash payments for debt issue costs as a financing activity in the consolidated statements of cash flows.
RECENTLY ISSUED ACCOUNTING STANDARDS—In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements—(continued)
December 31, 2010 and 2009

on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards (IFRS). The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company will implement the provisions of ASU 2011-11 as of January 1, 2013.
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively. For a nonpublic entity, the ASU is effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted. In December 2011, the FASB decided to defer the effective date of those changes in ASU 2011-05 that relate only to the presentation of reclassification adjustments in the statement of income by issuing ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive income in Accounting Standards Update 2011-05. The Company already presents the components of net income and comprehensive income in a single statement, which is consistent with this ASU, and does not plan to change to present a separate statement of other comprehensive income following the statement of income in 2012.
NOTE 3-EXTINGUISHMENT OF DEBT
The Company negotiated a discounted settlement of a note payable to Deutsche Bank due in May 2009 with an outstanding balance of $16,512,992. The discounted settlement resulted in a net gain from forgiveness of debt in the amount of $5,631,734 for the year ended December 31, 2009.
The Company negotiated a discounted settlement of a note payable to Morgan Stanley due in August 2010 in the amount of $114,628,821. The discounted settlement resulted in a net gain from forgiveness of debt in the amount of $22,687,789 for the year ended December 31, 2009.
The debt extinguishment gains are included in non-operating income in the consolidated statements of operations and comprehensive income.
NOTE 4-RENTAL PROPERTY
The composition of rental property consisted of the following as of December 31:

	December 31,
	2011	2010
	(Unaudited)
Land	$328,228,600	$313,124,204
Buildings and structures	341,390,599	324,441,661
Machinery and equipment and other	5,393,335	6,037,300
Less accumulated depreciation	(47,696,206)	(34,173,164)
Rental property, net	$627,316,328	$609,430,001
 Depreciation and amortization expense for rental property for the years ended December 31, 2011, 2010 and 2009 were $11,600,073 (unaudited), $11,115,370 and $12,020,989, respectively.
NOTE 5-FAIR VALUE MEASUREMENTS
The Company has financial instruments that are measured at fair value on a recurring basis. The carrying values of the Company’s short-term items such as cash and cash equivalents, restricted cash, accounts receivable, other assets, accounts payable and accrued expenses, refundable tenant deposits and other liabilities approximate fair value. The fair value of the Company’s long-term debt is calculated based on the discount cash flows using risk rates currently available for debt with similar terms and remaining maturities.
The carrying amounts and related estimated fair values of long-term debt as of December 31, 2011 (unaudited) and 2010 (unaudited) as follows:

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements—(continued)
December 31, 2010 and 2009

	December 31,
	2011		2010
	Carrying amount	Fair value	Carrying amount	Fair value
Debt and borrowing contract	$343,170,004	$345,145,872	$338,227,939	$338,232,898
The Company previously used interest rate cap instruments to manage fluctuations in interest rates. On September 3, 2010, in order to manage currency fluctuations between the Company's functional currency (U.S. dollar) and its wholly-owned subsidiaries' functional currency (Japanese yen), the Company entered into a forward foreign currency contract to hedge a portion of its net investment in its wholly owned subsidiaries. On April 22, 2011, the Company increased the hedge portion by entering into an additional forward foreign currency contract.
The Company's interest rate caps are valued based on the net present value of expected future cash flows as determined by the counter-party and the forward foreign currency contract is valued based on the difference between the contract rate and the forward rate at maturity of the yen applied to the notional value in yen discounted at a market rate for similar risks. The Company has determined that based on an evaluation of the significance of each of the inputs used to value these instruments that they are considered level 2 in their entirety.
The fair values of derivative instruments held as of December 31, 2011 and 2010:

	Asset derivatives
	2011 (unaudited)		2010
	B/S Location	Fair value	B/S Location	Fair value
Interest rate contracts	Other assets	$181,050	Other assets	$117,360

	Liability derivatives
	2011 (unaudited)		2010
	B/S Location	Fair value	B/S Location	Fair value
Forward foreign exchange contract	Derivative liability	$15,447,884	Derivative liability	$6,609,056
As of December 31, 2011 (unaudited) the forward foreign exchange contract outstanding was:

Counterparty	Currency	Buy/Sell	Settlement Date	In Exchange For	Fair value	Unrealized Gain (Loss)
Deutsche Bank	15 billion yen	Sell	4/28/2014	$185.4 million	$(15,447,884)	$(15,447,884)
As of December 31, 2010 the forward foreign exchange contract outstanding was:

Counterparty	Currency	Buy/Sell	Settlement Date	In Exchange For	Fair value	Unrealized Gain (Loss)
Deutsche Bank	10 billion yen	Sell	9/9/2013	$121.1 million	$(6,609,056)	$(6,609,056)
The Company's loss of $15,447,884 on the forward foreign currency contract is included in other comprehensive income in the accompanying consolidated statements of operations and comprehensive income as the forward foreign currency contract qualifies as a hedging instrument designated in a hedging relationship under ASC Topic 815. The interest rate cap contracts do not qualify as designated hedging instruments under ASC Topic 815 and accordingly, for the gains (losses) on those interest rate cap contracts, the Company recorded $ 56,502 (unaudited), $(272,964), and $239,251 in other non-operating income (expense) in the accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2011, 2010, and 2009, respectively.
NOTE 6-OTHER ASSETS
The composition of other assets consisted of the following as of December 31:

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements—(continued)
December 31, 2010 and 2009

	December 31,
	2011	2010
	(Unaudited)
Deposits for rented office	$311,145	$336,991
Consumption tax receivables	9,822	1,865,937
Deferred tax assets	282,751	302,191
Deferred loan costs	5,181,166	3,733,144
Derivative assets	181,050	117,360
Cash collateral placed for derivatives	10,299,788	1,149,788
Other	2,003,225	2,195,201
Total	$18,268,947	$9,700,612
NOTE 7-DEBT AND BORROWINGS
Debt and borrowings were incurred in connection with refinancing of rental property currently in use, and includes the following as of December 31:

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements—(continued)
December 31, 2010 and 2009

	2011	2010
	(Unaudited)
Secured bond representing obligations to banks, due May 2011 on lump-sum payment with interest rate of 6 months TIBOR plus 0.30% per annum	$—	$36,814,333
Secured bond representing obligations to banks, due April 2011 on lump-sum payment with interest rate of 3 months TIBOR plus 1.64% per annum	—	49,231,336
Secured bond representing obligations to banks, due August 2011 on lump-sum payment with interest rate of TIBOR plus 1.79% per annum	—	76,835,785
Secured loan representing obligations to bank, due May 2011 on lump-sum payment with interest rate of TIBOR plus 0.65% per annum	—	20,386,641
Secured loan representing obligations to financial institution, due May 2011 on lump-sum payment with interest rate of TIBOR plus 4.50% per annum	—	11,270,004
Secured loan representing obligations to bank, due September 2011 on lump-sum payment with interest rate of TIBOR plus 0.80% per annum	—	34,360,044
Secured loan representing obligations to financial institution, due September 2011 on lump-sum payment with interest rate of TIBOR plus 6.00% per annum	—	25,003,068
Secured bond representing obligations to banks, due March to 2012 on lump-sum payment with interest rate of TIBOR plus 2.99% per annum	—	11,802,491
Secured bond representing obligations to banks, due December 2014 on lump-sum payment with interest rate of TIBOR plus 2.99% per annum	—	67,155,479
Secured bond representing obligations to banks, maturing serially from November 2009 to August 2014 with fixed interest rate of 3% per annum	4,984,564	5,368,758
Secured bond representing obligations to banks, maturing serially from August 2011 to December 2014 with interest rate of 3 months TIBOR (rate of 0.34% as of December 31, 2011) plus 2.49% per annum	82,654,182	—
Secured loan representing obligations to banks, maturing serially from April 2013 to March 2016 with fixed interest rate of 2.12% per annum	43,735,529	—
Secured loan representing obligations to banks, maturing serially from July 2011 to March 2016 with fixed interest rate of 2.24% per annum	65,153,074	—
Secured loan representing obligations to financial institution, due March 2016 on lump-sum payment with fixed interest rate of 9.82% per annum	2,572,678	—
Secured loan representing obligations to banks, maturing serially from April 2013 to March 2016 with fixed interest rate of 2.12% per annum	68,175,971	—
Secured loan representing obligations to banks, maturing serially from July 2013 to July 2016 with fixed interest rate of 1.70% per annum	65,603,293	—
Secured loan representing obligations to banks, maturing serially from April 2013 to March 2016 with fixed interest rate of 2.12% per annum	10,290,713	—
Total	$343,170,004	$338,227,939
 As of December 31, 2011, certain rental property, with a net book value of $623,365,677 (unaudited), was pledged as collateral for certain debt obligations.

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements—(continued)
December 31, 2010 and 2009

     The aggregate amounts of annual maturities of long-term debt as of December 31, 2011 (unaudited) are as follows:

Year ending December 31,
2012	$2,372,653
2013	6,128,762
2014	91,604,528
2015	6,910,214
2016	236,153,847
Total	$343,170,004

The debt and borrowing arrangements were entered into by certain of the Company's subsidiaries for the financing of rental property and include certain covenants which the respective subsidiaries are required to be in compliance. Key covenants included ensuring that the respective outstanding loans do not exceed a certain percentage (ranging from 70 percent to 85 percent) (unaudited) of the fair value of the respective rental properties (LTV). In addition, these subsidiaries are required to generate sufficient operating cash flows to meet its loan obligations. This is commonly referred to as debt service coverage ratios (DSCR) and the respective subsidiaries are required to maintain DSCR of at least 1.00 to 1.40 (unaudited) to be in compliance with the loan covenants.

The respective subsidiaries were in compliance with all applicable covenants as of December 31, 2011 and 2010.
NOTE 8-INCOME TAXES
Provision (benefit) for income taxes for the years ended December 31, 2011, 2010 and 2009 consists of the following:

	Year ended December 31,
	2011	2010	2009
	(Unaudited)
Current - Foreign	$491,988	$387,830	$107,474
Deferred - Foreign	33,122	269,657	(144,168)
Total	$525,110	$657,487	$(36,694)

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
The significant components of deferred tax assets and liabilities as of December 31 are as follows:

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements—(continued)
December 31, 2010 and 2009

	December 31,
	2011	2010
	(Unaudited)
Deferred tax assets:
Tax loss carryforwards	$1,749,403	$1,845,522
Accrued enterprise taxes	19,281	26,848
Accrued expenses	31,914	30,559
Depreciation	194,979	211,642
Allowance for paid vacation	32,349	30,624
Other	4,887	6,418
Gross deferred tax assets	2,032,813	2,151,613
Less: Valuation allowance	(1,749,403)	(1,845,522)
Total deferred tax assets	283,410	306,091
Deferred tax liabilities:
Total deferred liabilities	(659)	(3,900)
Net deferred tax assets	$282,751	$302,191
Management has provided a valuation allowance against deferred tax assets of tax loss carryforwards that are resulted from certain loss making companies in order to reduce tax assets to management's estimate of the amount more likely than not to be realized due to the uncertainty of the timing of realization. The total valuation allowance for the year ended December 31, 2011 decreased by $96,119 (unaudited), and the year ended December 31, 2010 decreased by $11,731,191, respectively.
Income taxes in Japan applicable to the Company are imposed by the national, prefectural and municipal governments, and in the aggregate resulted in a normal effective statutory rate of 40.69% for the years ended December 31, 2011, 2010 and 2009 (unaudited).
In Japan, new laws related to corporate taxes were promulgated on December 2, 2011. In the aggregate, the effective statutory rate will be 38.01% for the fiscal years beginning on or after April 1, 2012. From the years beginning on or after April 1, 2015, the effective statutory rate will be further reduced to 35.64% (unaudited).
As a result of the change in enacted tax rates, the net deferred tax assets decreased by $27,523 (unaudited) and the provision for income tax expense increased by $26,793 (unaudited) for the year ended December 31, 2011.
A reconciliation of the effective income tax rate reflected in the accompanying consolidated statements of operations to the combined normal effective statutory tax rate for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year ended December 31,
	2011	2010	2009
	(Unaudited)
Effective statutory tax (benefit) rate	(40.69)%	(40.69)%	40.69%
Nondeductible expenses	13.77	3.04	0.03
Gains and losses on tax exempted entities	139.11	62.07	—
Change in valuation allowances	(30.75)	(10.83)	(42.98)
Per capita tax	19.24	0.24	0.39
Effect of tax rate change	5.48	—	—
Others, net	1.16	0.55	1.65
Effective income tax (benefit) rate	107.32%	14.38%	(0.22)%

As of December 31, 2011, the Company had tax loss carryforwards of $ 4,908,537 (unaudited). Such carryforwards, if not utilized, are scheduled to expire as follows:

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements—(continued)
December 31, 2010 and 2009

2017 (unaudited)	$1,321,482
2018 (unaudited)	2,346,529
2019 (unaudited)	1,086,341
2020 (unaudited)	154,185
Total	$4,908,537

NOTE 9-LEASE
The Company leases its headquarters and company residences under a cancelable operating contract with 180 days notice. Rent expense was $335,592 (unaudited), $300,092 and $285,222 for the years ended December 31, 2011, 2010 and 2009, respectively. Aggregated monthly lease costs for 2011 were $27,966.
NOTE 10-RELATED PARTY TRANSACTIONS
    Kennedy-Wilson Holdings, Inc. and an affiliate of Wachovia KW2, LLC known as Wachovia Development Corp., provided administrative, consultation and professional services to the Company for the year ended December 31, 2009. After the year ended December 31, 2010, only Kennedy-Wilson Holdings, Inc. continues to provide similar services to the Company.
In 2011, Kennedy-Wilson Holdings, Inc. was paid $751,503 (unaudited) for consultant services. For 2010 and 2009, Kennedy-Wilson Holdings, Inc. was paid $221,590 and $272,619 for payroll services and $599,161 and $270,479 for consultant services, respectively.
In 2011 and 2010, the Company had no transactions with Wachovia Development Corp. In 2009, Wachovia Development Corp. was paid $147,559 for consultant services.
NOTE 11-SUBSEQUENT EVENTS
      Management has evaluated all subsequent events through March 11, 2012 the date that the financial statements are available for issuance.

Independent Auditors' Report
The Partners
KW Property Fund III, L.P. and
KW Property Fund III (QP‑A), L.P.:
We have audited the accompanying combined statement of financial condition of KW Property Fund III, L.P. and KW Property Fund III (QP‑A), L.P. including the combined schedule of investments, as of December 31, 2010, and the related combined statements of operations, partners' capital and cash flows for the year then ended. These combined financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnerships' internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of KW Property Fund III, L.P. and KW Property Fund III (QP‑A), L.P. as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
The accompanying combined statement of financial condition of KW Property Fund III, L.P. and KW Property Fund III (QP‑A), L.P., including the combined schedule of investments, as of December 31, 2011 and the related combined statements of operations, partners' capital and cash flows for the year ended December 31, 2011, and the year ended December 31, 2009, were not audited by us, and accordingly, we do not express an opinion on them.

/s/ KPMG LLP

Los Angeles, California
March 11, 2011

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP-A), L.P.
Combined Statements of Financial Condition

	December 31,
	2011		2010
	(Unaudited)
Assets
Investments at fair value (cost $105,952,148 in 2011 and $81,311,936 in 2010)	$135,821,252		$107,384,873
Cash and cash equivalents	88,397	225,001,154	23,611,792
Escrows and deposits	—	225,001,154	1,171,372
Due from limited partners	246,665	225,001,154	246,665
Accounts receivable	44,480	225,001,154	27,009
Prepaid expenses	440,343	225,001,154	476,730
Total assets	$136,641,137		$132,918,441
Liabilities and partners' capital
Liabilities
Accounts payable and accrued expenses	$—	225,001,154	$182,207
Due to General Partner	2,062,244	225,001,154	2,520,001
Total liabilities	2,062,244		2,702,208
Partners' capital
Limited partners	113,929,918		110,038,884
General partner and special limited partner	20,648,975		20,177,349
Total partners’ capital	134,578,893		130,216,233
Total liabilities and partners’ capital	$136,641,137		$132,918,441
See accompanying notes to combined financial statements.

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP A), L.P.
Notes to Combined Financial Statements
December 31, 2011 and 2010

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP-A), L.P.
Combined Statements of Investments
(Unaudited)
December 31, 2011

Ownership interest	Security description	Percentage of total investments	Cost	Fair value
	Interests in real estate assets:
100.00%	KW Pinole, LLC, a single-purpose entity holding a fee simple interest in a 147-unit multifamily project located in Pinole, California	5.38%	$5,750,269	$7,305,925
100.00	KW Davis, LLC, a single-purpose entity holding a fee simple interest in a 240-unit multifamily project located in Davis, California	9.44	10,786,107	12,823,168
100.00	KW Napa, LLC, a single-purpose entity holding a fee simple interest in a 66-unit multifamily project located in Napa, California	3.02	2,566,053	4,103,420
100.00	Plum Canyon Investments, LLC, a single-purpose entity initially holding a fee simple interest in 56 undeveloped lots located in Lancaster, California.	2.28	2,076,265	3,100,162
100.00	Cypress Pointe Investments, LLC, a single-purpose entity holding a fee simple interest in 163 undeveloped lots located in Victorville, California	2.80	3,803,377	3,797,813
100.00	KW Kiahuna, LLC, a single-purpose entity holding a fee simple interest 63 undeveloped lots located on the island of Kauai in Hawaii	8.14	8,627,677	11,057,534
100.00	KW Federal Way, LLC, a single-purpose entity holding a fee simple interest in a 518-unit multifamily project located in Federal Way, Washington	12.34	4,332,092	16,759,466
50.00	KW Funds-303 North Glenoaks, LLC, a single-purpose entity holding a fee simple interest in a 10-story, 176,480-square-foot office building and adjacent 6-story garage located in Burbank, California	6.64	9,694,720	9,024,870
50.00	KW Funds-333 North Glenoaks, LLC, a single-purpose entity holding a fee simple interest in a 6-story, 86,703-square-foot office building located in Burbank, California	3.64	5,446,507	4,945,943
50.00	KW Funds-Burbank Executive, LLC, a single-purpose entity holding a fee simple interest in a 6-story, 63,899-square-foot office building located in Burbank, California	1.56	1,756,112	2,114,499
14.29	KW Funds-6100 Wilshire, LLC, a single-purpose entity holding a fee simple interest in a 16-story, 213,961-square-foot office building located in Beverly Hills, California	1.49	4,755,112	2,022,538
25.43	Bay Fund Opportunity, LLC, an entity holding interests in two single-purpose entities each holding fee simple interests in two multifamily condominium projects with 484 units located in Richmond, California	11.19	9,027,167	15,196,879
50.00	Fairways 340, LLC, a single-purpose entity holding a fee simple interest in a 209-unit multifamily project located in Walnut Creek, California	8.97	11,304,184	12,185,417
20.00	SJ Real Estate Partners, LLC, a single-purpose entity holding a fee simple interest in a 23-story residential tower with 213 units and 11,000 square feet of retail space located in San Jose, California	7.33	7,959,793	9,961,334
20.00	KW Petaluma Investors, LLC, a single-purpse entity holding a fee simple interest in a 492-unit multifamily project located in Petaluma, California	3.99	4,656,331	5,419,924
32.00	KW Club Palisades, LLC, a single-purpose entity holding a fee simple interest in a 750-unit multifamily project located in Federal Way, Washington	7.83	8,202,170	10,640,937
	Interests in notes:
45.08	KW Kona Investors, LLC, an entity holding a $25,000,000 junior participation in a loan secured by a resort in Kona, Hawaii. This interest was acquired for $19,699,998, earns interest at a rate of LIBOR + 1.50% and matures on May 9, 2012	3.95	5,208,212	5,361,423
	Total investments	100.00%	$105,952,148	$135,821,252
See accompanying notes to combined financial statements

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP A), L.P.
Notes to Combined Financial Statements
December 31, 2011 and 2010

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP-A), L.P.
Combined Statements of Investments
December 31, 2010

Ownership interest	Security description	Percentage of total investments	Cost	Fair value
	Interests in real estate assets:
100.00%	KW Pinole, LLC, a single-purpose entity holding a fee simple interest in a 147-unit multifamily project located in Pinole, California	6.08%	$4,792,668	$6,524,819
100.00	KW Davis, LLC, a single-purpose entity holding a fee simple interest in a 240-unit multifamily project located in Davis, California	8.63	8,803,217	9,266,702
100.00	KW Napa, LLC, a single-purpose entity holding a fee simple interest in a 66-unit multifamily project located in Napa, California	3.35	2,566,053	3,602,533
100.00	Plum Canyon Investments, LLC, a single-purpose entity initially holding a fee simple interest in 56 undeveloped lots located in Lancaster, California.	2.89	1,984,600	3,106,327
100.00	Cypress Pointe Investments, LLC, a single-purpose entity holding a fee simple interest in 163 undeveloped lots located in Victorville, California	3.52	3,536,251	3,778,195
100.00	KW Kiahuna, LLC, a single-purpose entity holding a fee simple interest in 6 finished homes and 63 undeveloped lots located on the island of Kauai in Hawaii	7.22	7,627,677	7,755,309
100.00	KW Federal Way, LLC, a single-purpose entity holding a fee simple interest in a 518-unit multifamily project located in Federal Way, Washington	20.51	6,267,092	22,027,468
50.00	KW Funds-303 North Glenoaks, LLC, a single-purpose entity holding a fee simple interest in a 10-story, 176,480-square-foot office building and adjacent 6-story garage located in Burbank, California	9.70	9,298,833	10,421,539
50.00	KW Funds-333 North Glenoaks, LLC, a single-purpose entity holding a fee simple interest in a 6-story, 86,703-square-foot office building located in Burbank, California	3.72	4,560,023	3,989,788
50.00	KW Funds-Burbank Executive, LLC, a single-purpose entity holding a fee simple interest in a 6-story, 63,899-square-foot office building located in Burbank, California	3.13	2,875,013	3,359,359
14.29	KW Funds-6100 Wilshire, LLC, a single-purpose entity holding a fee simple interest in a 16-story, 213,961-square-foot office building located in Beverly Hills, California	1.52	3,106,845	1,635,886
19.94	Bay Fund Opportunity, LLC, an entity holding interests in two single-purpose entities each holding fee simple interests in two multifamily condominium projects with 484 units located in Richmond, California	11.13	5,777,167	11,948,169
50.00	Fairways 340, LLC, a single-purpose entity holding a fee simple interest in a 209-unit multifamily project located in Walnut Creek, California	9.48	9,904,184	10,181,795
	Interests in notes:
45.08	KW Kona Investors, LLC, an entity holding a $25,000,000 junior participation in a loan secured by a resort in Kona, Hawaii. This interest was acquired for $19,699,998, earns interest at a rate of LIBOR + 1.50% and matures on May 9, 2012	4.57	4,730,674	4,910,930
20.00	SJ Real Estate Partners, LLC, an entity holding a non-performin loan acquired at a discount, secured by a 23-story residential tower with 213 units and 11,000 square feet of retail space located in San Jose, California	4.54	5,481,639	4,876,054
	Total investments	100.00%	$81,311,936	$107,384,873

See accompanying notes to combined financial statements

KW PROPERTY FUND III, L.P. AND

KW PROPERTY FUND III (QP-A), L.P.
KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP-A), L.P.
Combined Statements of Operations

	Year ended December 31,
	2011	2010	2009
	(Unaudited)		(Unaudited)

Investment income:
Dividends	$4,026,719	$3,325,350	$2,593,757
Interest	583,833	682,862	507,173
Interest - related party	—	—	130,785
Total investment income	4,610,552	4,008,212	3,231,715
Expenses:
Management fees - related party	1,658,333	3,554,005	744,089
Legal fees	—	152,761	729,553
Other professional and administrative costs	409,258	335,975	1,188,907
Interest expense	—	193,229	556,235
Interest expense - related party	—	93,750	20,899
Total expenses	2,067,591	4,329,720	3,239,683
Net investment income (loss)	2,542,961	(321,508)	(7,968)
Realized and unrealized gain on investments:
Net realized gain on investments	—	—	377,292
Net change in unrealized appreciation on investments	3,796,169	7,116,258	13,674,702
Net income	$6,339,130	$6,794,750	$14,044,026
See accompanying notes to combined financial statements.

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP-A), L.P.
Combined Statements of Partners' Capital

	General and special limited partner	KW Property Fund III, L.P. limited parters	KW Property Fund III (QP-A), L.P. limited parters	Total
Partners' capital, January1, 2009 (unaudited)	$2,756,251	$32,099,812	$—	$34,856,063
Capital contributions (unaudited)	1,720,466	1,760,625	10,412,102	13,893,193
Capital distributions (unaudited)	(127,769)	(122,604)	(141,035)	(391,408)
Net equalization (unaudited)	—	(1,042,089)	1,042,089	—
Net income (unaudited)	4,042,070	7,430,802	2,571,154	14,044,026
Partners' capital, December 31, 2009 (unaudited)	8,391,018	40,126,546	13,884,310	62,401,874
Capital contributions	8,550,382	—	56,513,045	65,063,427
Capital distributions	—	(4,043,818)	—	(4,043,818)
Net equalization	—	(6,628,385)	6,628,385	—
Net income	3,235,949	965,705	2,593,096	6,794,750
Partners' capital, December 31, 2010	20,177,349	30,420,048	79,618,836	130,216,233
Capital contributions (unaudited)	673,483	1,632,930	4,384,718	6,691,131
Capital distributions (unaudited)	(1,035,510)	(2,071,020)	(5,561,071)	(8,667,601)
Net income (unaudited)	833,653	1,493,949	4,011,528	6,339,130
Partners' capital, December 31, 2011 (unaudited)	$20,648,975	$31,475,907	$82,454,011	$134,578,893
See accompanying notes to combined financial statements.

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP-A), L.P.
Combined Statements of Cash Flows

	Year ended December 31,
	2011	2010	2009
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income	$6,339,130	$6,794,750	$14,044,026
Adjustments to reconcile net income to net cash used in operating activities:
Net realized gain on investments	—	—	(377,292)
Net change in unrealized appreciation on investments	(3,796,169)	(7,116,258)	(13,674,702)
Change in assets and liabilities:
Purchases of investments	(24,313,709)	(18,446,395)	(6,475,174)
Purchases of investments - related party	—	(10,948,327)	(7,264,148)
Acquisition fees - related party	(326,501)	(412,487)	(496,347)
Proceeds on sale of investments	—	—	3,608,100
Escrows and deposits	1,171,372	(1,171,372)	—
Interest receivable - related party	—	—	34,188
Due from limited partners	—	(246,665)	—
Accounts receivable	(17,471)	(22,072)	(4,937)
Prepaid expenses	36,387	(316,941)	(36,795)
Interest payable	—	(2,449)	(9,773)
Accounts payable and accrued expenses	(182,207)	156,794	25,413
Due to general partner	(457,757)	1,712,795	630,885
Net cash flow used in operating activities	(21,546,925)	(30,018,627)	(9,996,556)
Cash flow from financing activities:
Repayment of note payable	—	(8,000,000)	(3,000,000)
Proceeds from short-term advances	—	3,375,000	3,434,692
Repayment of short-term advances	—	—	(3,434,692)
Capital contributions	6,691,131	61,688,427	13,893,193
Capital distributions	(8,667,601)	(4,043,818)	(391,408)
Net cash flow provided (used in) by financing activities	(1,976,470)	53,019,609	10,501,785
Net increase (decrease) in cash and cash equivalents	(23,523,395)	23,000,982	505,229
Cash and cash equivalents, beginning of year	23,611,792	610,810	105,581
Cash and cash equivalents, end of year	$88,397	$23,611,792	$610,810
Supplemental disclosure of cash paid for during the year:
Interest	$—	$289,428	$586,907
Supplemental disclosure of non-cash financing activities:
Conversion of short-term advances to partners' capital	$—	$3,375,000	$—
See accompanying notes to combined financial statements.

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP A), L.P.
Notes to Combined Financial Statements
December 31, 2011 and 2010

NOTE 1-ORGANIZATION
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
The investment objective of the Partnerships is to acquire: office, multifamily, industrial, and retail properties, and investments in debt securities in the real estate market that the General Partner believes can be acquired at substantial discounts to both historical and replacement cost. These properties will generally be located in selected geographic markets on the west coast of the U.S., Hawaii, and Japan. Under the terms of the partnership agreements, the Partnerships shall continue until the eighth anniversary of the effective date of December 19, 2007 and may be extended (i) by the General Partner in its discretion for one additional two-year period, (ii) by the General Partner with the prior consent of the Advisory Board, for an additional two-year period, and (iii) by the General Partner with the prior consent of limited partners holding a majority of aggregate commitments for an additional one-year period.
The Partnerships have evaluated all subsequent events through the date that the combined financial statements are available for issuance.
NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
USE OF ESTIMATES—The preparation of the accompanying combined financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and reported amounts of revenues and expenses. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the combined financial statements in future periods.
CASH AND CASH EQUIVALENTS—The Partnerships consider their investment in a money market account to be a cash equivalent for purposes of the combined statements of cash flows.
The Partnerships maintain their cash in federally insured banking institutions. The account balances at these institutions periodically exceed the Federal Deposit Insurance Corporation's (FDIC) insurance coverage, and as a result, there is a concentration of credit risk related to amounts in excess of FDIC's insurance coverage. To mitigate this risk, the Partnerships place their cash with quality financial institutions.
FAIR VALUE MEASUREMENT—Fair value is defined as the price that would be received to sell an asset or would be paid to transfer a liability (the exit price) in an orderly transaction between market participants at the measurement date.
A three-level hierarchy was established for fair value measurements that distinguishes between market participant

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP A), L.P.
Notes to Combined Financial Statements
December 31, 2011 and 2010

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
VALUATION OF INVESTMENTS—The Partnerships' investments in real estate and real estate related entities are stated at fair value determined by the General Partner by considering the projected operating cash flows or sales of comparable assets, if any. The operating cash flows are estimated on an asset-by-asset basis with a capitalization rate applied to the reversion year cash flows for the respective holding period. The Partnerships' investments in real estate related notes are stated at fair value based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the credit risk of the borrower to the current yield of similar fixed income securities.
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
The Partnerships' investments in real estate and real estate related assets and real estate related fixed income securities are accounted for on a closing-date basis.
CONCENTRATION OF RISK—Substantially all of the Partnerships' investments are concentrated in real estate related investments in California, Washington, and Hawaii. Adverse conditions in the sector or geographic locations would likely result in material declines in the value of the Partnerships' investments.
REVENUE RECOGNITION—Dividend income from investments in real estate and real estate related entities is recorded when a disbursement has been approved and declared from the underlying investments of the Partnerships. Undistributed earnings from real estate and real estate related entities are considered by the General Partner in estimating the fair value of these investments.
Interest income on interest in notes is recognized on the accrual basis in the period earned unless deemed doubtful of collection or the related security is in default.
INCOME TAXES—Neither the L.P. Partnership nor the QP-A Partnership is subject to federal or state income taxes, and accordingly, no provision for income taxes has been made in the accompanying combined financial statements. The partners are required to report their proportional share of income, gains, loss, credit, or deduction on their respective tax returns.
The Partnerships are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP A), L.P.
Notes to Combined Financial Statements
December 31, 2011 and 2010

of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement, which could result in the Partnerships recording a tax liability that would reduce net assets. Based on their analysis, the Partnerships have determined that there are no tax benefits that would have a material impact on the Partnerships financial position or results of operations. The tax years 2007 (year of inception) through 2009 remain open to examination by the taxing jurisdictions to which the Partnerships are subject. The tax year 2009 is open to examination by taxing jurisdictions to which the QP-A Partnership is subject.
NOTE 3-FAIR VALUE OF INVESTMENTS
The following table (unaudited) presents the classification of the Partnerships fair value measurements as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Interests in real estate assets	$—	$—	$130,459,829	$130,459,829
Interests in notes	—	—	5,361,423	5,361,423
	$—	$—	$135,821,252	$135,821,252
The following table (unaudited) presents changes in Level 3 investments for the year ended December 31, 2011:

	January 1, 2011	Net Purchase or Sales	Realized Gains or Losses	Unrealized Appreciation or (Depreciation)	Net transfer in or out of Level 3	Total
Interests in real estate assets	$97,597,889	$29,644,311	$—	$3,217,629	$—	$130,459,829
Interests in notes	9,786,984	(5,004,101)	—	578,540	—	5,361,423
	$107,384,873	$24,640,210	$—	$3,796,169	$—	$135,821,252
The net change in unrealized appreciation on investments that use Level 3 inputs still held as of December 31, 2011 was $3,796,169 (unaudited).
The following table presents the classification of the Partnerships fair value measurements as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Interests in real estate assets	$—	$—	$97,597,889	$97,597,889
Interests in notes	—	—	9,786,984	9,786,984
	$—	$—	$107,384,873	$107,384,873
The following table presents changes in Level 3 investments for the year ended December 31, 2010:

	January 1, 2010	Net Purchase or Sales	Realized Gains or Losses	Unrealized Appreciation or (Depreciation)	Net transfer in or out of Level 3	Total
Interests in real estate assets	$66,118,818	$23,686,406	$—	$7,792,665	$—	$97,597,889
Interests in notes	4,342,588	6,120,803	—	(676,407)	—	9,786,984
	$70,461,406	$29,807,209	$—	$7,116,258	$—	$107,384,873
The net change in unrealized appreciation on investments that use Level 3 inputs still held as of December 31, 2010 was $7,116,258.
The following table (unaudited) presents the classification of the Partnerships' fair value measurements as of December 31, 2009:

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP A), L.P.
Notes to Combined Financial Statements
December 31, 2011 and 2010

	Level 1	Level 2	Level 3	Total
Interests in real estate assets	$—	$—	$66,118,818	$66,118,818
Interests in notes	—	—	4,342,588	4,342,588
	$—	$—	$70,461,406	$70,461,406
The following table (unaudited) presents changes in Level 3 investments for the year ended December 31, 2009:

	January 1, 2009	Net Purchase or Sales	Realized Gains or Losses	Unrealized Appreciation or (Depreciation)	Net transfer in or out of Level 3	Total
Interests in real estate assets	$40,772,128	$10,622,073	$377,292	$14,347,325	$—	$66,118,818
Interests in notes	5,009,715	5,496	—	(672,623)	—	4,342,588
	$45,781,843	$10,627,569	$377,292	$13,674,702	$—	$70,461,406
The net change in unrealized appreciation on investments that use Level 3 inputs still held as of December 31, 2009 was $13,674,702 (unaudited).
Since inception, all investments have been classified as Level 3 investments and there have been no transfers between other levels of the hierarchy.
NOTE 4-RELATED PARTY TRANSACTIONS
ACQUISITION OF INVESTMENTS—During 2010, the Partnerships acquired the following investments from related parties:
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
MANAGEMENT FEE AND REIMBURSEMENTS—The Partnerships shall pay the General Partner a management fee equal to 1.500% per annum of the aggregate commitments of the nonaffiliated partners of which 1.125% is for investment services and 0.375% is for placement fees paid by the General Partner. The Partnerships incurred $1,658,333 (unaudited), $3,554,005, and $744,089 (unaudited) of management fees for the years ended December 31, 2011, 2010, and 2009, respectively.
The management fee shall be reduced by any breakup fees, transaction fees, and monitoring fees received by the General Partner or an affiliate of the General Partner. The management fee will also be reduced, in any period, for any organizational expenses that the Partnerships pay in excess of $2 million. If the management fee reduction exceeds the management fee in any period, then any excess shall be carried forward to reduce management fees in future periods. There have been no reductions for the years ended December 31, 2011, 2010, and 2009.
During 2010, certain limited partners entered into separate letter agreements upon their admission to the Partnerships. The letter agreements stipulate that the limited partners shall not be required to make capital contributions for management fees that would be due for the period from inception of the Partnerships through the limited partners' admission until such time as the limited partners have received distributions related to investments made prior to their admission (including preferred return). The accrued and unpaid fees related to these arrangements totaled $1,559,074 as of December 31, 2011 and 2010 and are included in due to General Partner in the accompanying combined statements of financial condition.
In addition, the Partnership paid an affiliate of the General Partner and the Special Limited Partner reimbursements for administrative and accounting work in connection with the annual audits. These reimbursements were $20,000 (unaudited), $20,000 and $15,000 (unaudited) for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively.
ACQUISITION FEES—The Partnerships shall pay the General Partner an acquisition fee with respect to each investment

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP A), L.P.
Notes to Combined Financial Statements
December 31, 2011 and 2010

equal to 1% of the nonaffiliated partners' percentage of the total acquisition cost of each investment on the closing of an acquisition. The Partnerships incurred total acquisition fees of $326,501 (unaudited), $412,487, and $496,347 (unaudited) during 2011, 2010, and 2009, respectively, which have been included in the cost basis of the respective investments.
During 2010, certain limited partners entered into separate letter agreements upon their admission to the Partnerships. The letter agreements stipulate that the limited partners shall not be required to make capital contributions for acquisition fees incurred by the Partnerships prior to the limited partners' admission until such time as the limited partners have received distributions related to investments made prior to their admission (including preferred return). The fees related to these arrangements totaled $503,169 as of December 31, 2011 (unaudited) and 2010 and are included in due to General Partner in the accompanying combined statements of financial condition. The General Partner advanced $503,169 (unaudited) to the Partnerships in order to facilitate the equalization, which was required due to the admission of the new limited partners.
ORGANIZATION EXPENSE—The Partnerships shall reimburse the General Partner for up to $2 million of organizational expense incurred on behalf of the Partnerships. Organization expenses in excess of $2 million will reduce the management fee paid to the General Partner. The Partnerships have incurred organization expenses of $0 (unaudited), $207,891, and $1,709,887 (unaudited) for the years ended December 31, 2011, 2010, and 2009, respectively, that are included in legal fees and other professional and administrative costs in the accompanying combined statements of operations. The Partnerships had $0 (unaudited),$457,758, and $759,425 (unaudited) in organization expenses as of December 31, 2011, 2010, and 2009, respectively, that is included in due to the General Partner in the accompanying combined statements of financial condition.
NOTE INVESTMENT—The underlying investment in KW Fund III Woodstone, LLC was a note to an affiliate of the General Partner that was paid in full on April 30, 2009 in accordance with its terms. The total interest income received in 2009 was $130,785 (unaudited).
SHORT TERM ADVANCES—The Partnerships have the ability to borrow short-term advances from Kennedy-Wilson Holdings, Inc., an affiliate of the General Partner and Special Limited Partner. During 2010 and 2009, the Partnerships received advances in order to fund short-term investment requirements in advance of anticipated additional investor contributions. The advances under this arrangement with Kennedy-Wilson Holdings, Inc. accrued interest at 9% per annum. On April 22, 2010 and May 28, 2010, the Partnerships received advances in the amounts of $3,000,000 and $375,000, respectively, in order to make required principal payments on a note payable to Pacific Western Bank. During August 2010, the General Partner and Special Limited Partner increased their capital commitments to the Partnerships. Instead of contributing additional capital, these advances were converted to capital contributions for amounts due from the Special Limited Partner for capital calls made by the General Partner. On September 24, 2009, the Partnerships received advances totaling $500,000 (unaudited) and repaid this amount on September 25, 2009. On November 23, 2009, the Partnerships received advances totaling $999,145 (unaudited) and received an additional advance on November 30, 2009 totaling $1,935,547 (unaudited). All of the above advances were repaid prior to December 31, 2009. Total interest incurred for these advances was $93,750 and $20,899 (unaudited) during 2010 and 2009, respectively, and is included in interest expense - related party in the combined statements of operations.
NOTE 5-PARTNERS' CAPITAL
CONTRIBUTION—The total committed capital of the L.P. Partnership is $45,000,000 as of December 31, 2011 (unaudited) and 2010, of which 88.59% (unaudited) and 83.46% has been called, respectively. The total committed capital of the QP-A Partnership is $80,555,556 as of December 31, 2011 (unaudited) and 2010, of which 88.84% (unaudited) and 83.39% has been called, respectively.
The General Partner is authorized to call additional capital in its sole discretion when additional capital is required to acquire investments, provide working capital, establish reserves, or pay expenses, costs, losses, or liabilities of the Partnerships. No limited partner shall be required to make any additional capital contributions in excess of its capital commitment. Any portion of a limited partner's capital commitment that has not been called by the General Partner or committed for investment within five years from the date of the initial closing is released from further commitment to the Partnerships. Also, any portion of a limited partner's capital commitment that has been initially contributed but that has been distributed to the limited partner during the two-year period following the date of the initial closing is subject to recontribution during such two-year period.
As of December 31, 2009, $47,781 (unaudited) was due to the Special Limited Partner as a result of capital that was contributed in excess of amounts called by the General Partner. This amount is included in due to General Partner in the accompanying combined statement of financial condition as of December 31, 2009.
DISTRIBUTIONS—Distributions of net cash flow shall initially be made to the partners based on the percentage of their capital contribution to the total capital contributions. The initial amount apportioned to the limited partners shall be distributed to the limited partners and the Special Limited Partner as follows:

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP A), L.P.
Notes to Combined Financial Statements
December 31, 2011 and 2010

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
ALLOCATION OF PARTNERSHIP INCOME AND LOSSES—The allocation of Partnership income and loss will generally follow the allocation of distributions.
NOTE 6-NOTE PAYABLE
On December 23, 2008, the Partnerships borrowed $11,000,000 (unaudited) from Pacific Western Bank in order to acquire interests in two entities owning multifamily real estate projects in advance of anticipated additional investor contributions. This note was initially due on June 30, 2009 and was extended to March 31, 2010 after making a principal payment of $3,000,000 (unaudited) on December 31, 2009. On April 20, 2010, a $3,000,000 principal payment was made and the loan was extended to November 30, 2010. Subsequent payments of $750,000 per month were made in May, June, and July of 2010, and a final principal payment in the amount of $2,750,000 was made in August 2010. The note payable accrued interest at 5% per annum and was a general obligation of the Partnerships.
NOTE 7-FINANCIAL HIGHLIGHTS
The Internal Rate of Return (IRR) since inception of the limited partners of the L.P. Partnership, net of all fees and profit allocations to the Special Limited Partner, is 10.80% (unaudited), 15.66%, and 24.81% (unaudited) from inception through December 31, 2011, 2010, and 2009, respectively.
The IRR since inception of the limited partner of the QP-A Partnership, net of all fees and profit allocations to the Special Limited Partner is 11.09% (unaudited), 16.37%, and 25.31% (unaudited) from inception through December 31, 2011, 2010, and 2009, respectively.
The IRR was computed based on the actual dates of the cash inflows (capital contributions), outflows (cash distributions), and the ending net assets at the end of the period (residual value) of the limited partners' capital accounts as of December 31, 2011.
The following details certain financial ratios of the Partnerships for the years ended December 31:

	December 31,
	2011		2010		2009
	L.P. Partnership	QP-A Partnership	L.P. Partnership	QP-A Partnership	L.P. Partnership	QP-A Partnership
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Ratio to average limited partners’ capital:
Net investment (loss) income	2.37%	2.38%	(0.34)%	(0.35)%	(0.02)%	(0.02)%
Total expenses	1.93%	1.94%	4.51%	4.69%	7.05%	7.18%
Incentive allocation	(0.05)%	(0.05)%	1.77%	1.84%	7.17%	9.16%
Total expenses and incentive allocation	1.88%	1.89%	6.28%	6.53%	14.22%	16.34%
The net investment income and total expense ratios (including incentive allocation) are calculated for the limited partners taken as a whole. The computation of such ratios, based on the amount of net investment income, expenses, and incentive allocation

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP A), L.P.
Notes to Combined Financial Statements
December 31, 2011 and 2010

assessed to an individual investor, may vary from these ratios based on the timing of capital transactions. The above ratios are computed based upon the weighted average limited partners' capital of the Partnerships as measured at the end of each monthly accounting period for the years ended December 31, 2011, 2010, and 2009.
NOTE 8-SUBSEQUENT EVENTS
Management has evaluated all subsequent events through March 12, 2012 the date that the financial statements are available for issuance.

Independent Auditors' Report
The Managing Members of
KW/WDC Portfolio Member LLC
and One Carlsbad:
We have audited the accompanying combined balance sheet of KW/WDC Portfolio Member LLC (a Delaware limited liability company) and subsidiaries and One Carlsbad as of December 31, 2010, and the related combined statements of operations, equity and cash flows for the year then ended. These combined financial statements are the responsibility of management. Our responsibility is to express an opinion on these combined financial statements based on our audit.
We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of KW/WDC Portfolio Member LLC and subsidiaries and One Carlsbad as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.
The accompanying combined balance sheet of KW/WDC Portfolio Member LLC and subsidiaries and One Carlsbad, as of December 31, 2011, and the related combined statements of operations, equity and cash flows for the year ended December 31, 2011 and the year ended December 31, 2009, were not audited by us and, accordingly, we do not express an opinion on them.
/s/ KPMG LLP

Los Angeles, California
March 10, 2011

KW/WDC Portfolio Member LLC and One Carlsbad
Combined Balance Sheets

	December 31,
	2011	2010
	(Unaudited)
Assets
Real Estate
Land	$27,186,788	$27,159,471
Buildings	82,892,252	82,892,252
Building improvements	4,068,665	1,639,055
Furniture and equipment	17,995	4,520
Total	114,165,700	111,695,298
Accumulated depreciation	(6,074,754)	(3,607,310)
Real Estate, net	$108,090,946	$108,087,988
Cash	533,632	1,635,712
Repair and replacement reserves held in escrow	2,211,881	3,275,442
Real estate taxes and insurance reserves held in escrow	427,415	387,073
Deferred financing costs, net of accumulated amortization of $330,239 and $254,097, respectively	732,479	808,621
Deferred leasing costs, net of accumulated amortization of $579,834 and $524,825, respectively	176,660	231,669
Accounts receivable	73,286	40,843
Accrued rent	200,629	101,489
Prepaid expenses and other assets	369,613	289,151
Total assets	$112,816,541	$114,857,988
Liabilities and partners' capital
Liabilities
Mortgage loans payable	$81,530,632	$81,543,725
Accounts payable and accrued expenses	630,903	818,680
Security deposits and other liabilities	662,544	699,096
Total liabilities	82,824,079	83,061,501
Partners' capital
Equity	29,992,462	31,796,487
Total liabilities and partners’ capital	$112,816,541	$114,857,988
See accompanying notes to combined financial statements

KW/WDC Portfolio Member LLC and One Carlsbad
Combined Statements of Operations

	Combined	Combined	One Carlsbad	Successor	Predecessor
	Year ended December 31,	Year ended December 31,	Year ended December 31,	Period from June 26 to December 31,	Period from January 1 to June 25,	Year ended December 31,
	2011	2010				2009
	Unaudited					Unaudited
Revenue
Rent	$11,376,758	$11,960,906	$1,626,181	$5,123,097	$5,211,628	$12,369,330
Other income	1,063,564	974,450	36,827	491,096	446,527	541,672
Total revenue	12,440,322	12,935,356	1,663,008	5,614,193	5,658,155	12,911,002
Operating expenses
Property taxes	1,229,763	1,220,748	183,579	398,238	638,931	1,643,230
Utilities	1,218,543	1,133,723	67,165	579,349	487,209	1,108,619
Association fees	14,447	16,054	16,054	—	—	14,372
Repairs and maintenance	1,140,712	1,151,873	225,935	480,259	445,679	1,396,658
Management fees paid to related party	482,414	496,681	46,871	225,095	224,715	508,202
Acquisition fees paid to related party	—	442,315	—	442,315	—	—
General and administrative	1,091,910	1,119,093	120,071	517,910	481,113	773,996
Insurance	310,985	280,219	27,740	122,204	130,275	283,906
Depreciation and amortization	2,606,297	4,461,879	688,460	2,128,829	1,644,590	4,208,445
Interest	3,739,116	5,889,287	631,690	2,359,754	2,897,843	6,564,327
Marketing and promotion	121,000	153,016	5,917	61,194	85,905	240,702
Bad debt expense	(27,946)	6,235	—	2,983	3,252	12,579
Other property operating expenses	307,579	245,546	—	133,199	112,347	165,974
Total operating expenses	12,234,820	16,616,669	2,013,482	7,451,328	7,151,859	16,921,010
Gain on exiting of mortgage loans	—	9,091,522	3,500,000	5,591,522	—	—
Revaluation loss on change in ownership	—	(8,386,821)	—	—	(8,386,821)	—
Net income (loss)	$205,502	$(2,976,612)	$3,149,526	$3,754,387	$(9,880,525)	$(4,010,008)
See accompanying notes to combined financial statements

KW/WDC Portfolio Member LLC and One Carlsbad
Combined Statements of Equity

	KW/WDC Portfolio Member LLC	One Carlsbad	Total
Balance, January, 1 2009 (unaudited)	$20,888,910	$2,493,215	$23,382,125
Contributions (unaudited)	156,308	—	156,308
Distributions (unaudited)	(304,033)	(124,500)	(428,533)
Net loss (unaudited)	(3,302,321)	(707,687)	(4,010,008)
Balance, December 31, 2009 (unaudited)	17,438,864	1,661,028	19,099,892
Contributions	—	3,900,000	3,900,000
Distributions	(2,531,306)	—	(2,531,306)
Net loss	(9,880,525)	—	(9,880,525)
Balance, June 25, 2010	5,027,033	5,561,028	10,588,061
Contributions	16,154,513	—	16,154,513
Distributions	(1,850,000)	—	(1,850,000)
Net income	3,754,387	3,149,526	6,903,913
Balance, December 31, 2010	23,085,933	8,710,554	31,796,487
Contributions (unaudited)	—	212,500	212,500
Distributions (unaudited)	(2,134,527)	(87,500)	(2,222,027)
Net income (loss) (unaudited)	736,861	(531,359)	205,502
Balance, December 31, 2011 (unaudited)	$21,688,267	$8,304,195	$29,992,462
See accompanying notes to combined financial statements

KW/WDC Portfolio Member LLC and One Carlsbad
Combined Statements of Cash Flows

				Successor	Predecessor
	Combined	Combined	One Carlsbad
	Year ended December 31,	Year ended December 31,	Year ended December 31,	Period from June 26 to December 31,	Period from January 1 to June 25,	Year ended December 31,
	2011	2010				2009
	Unaudited					Unaudited
Cash flows from operating activities:
Net income (loss)	$205,502	$(2,976,612)	$3,149,526	$3,754,387	$(9,880,525)	$(4,010,008)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on exiting of mortgage loans	—	(9,091,522)	(3,500,000)	(5,591,522)	—	—
Revaluation loss on change in ownership	—	8,386,821	—	—	8,386,821	—
Depreciation and amortization	2,606,297	4,485,763	712,344	2,128,829	1,644,590	4,252,744
Change in assets and liabilities:
Real estate taxes and insurance reserves held in escrow	(40,342)	159,803	(27,303)	493,575	(306,469)	45,886
Accounts receivable	(32,443)	(32,240)	(8,991)	6,752	(30,001)	49,807
Prepaid expenses and other assets	(80,462)	(6,889)	912	(161,391)	153,590	(23,126)
Accrued rent	(99,140)	(68,476)	(68,476)	—	—	(26,865)
Accounts payable and accrued expenses	(187,777)	(79,649)	85,948	(1,338,759)	1,173,162	134,547
Security deposits and other liabilities	(36,552)	(2,948)	(16,252)	(26,285)	39,589	11,333
Net cash provided by (used in) operating activities	2,335,083	774,051	327,708	(734,414)	1,180,757	434,318
Cash flows from investing activities:
Additions to real estate	(2,470,403)	(1,034,004)	(171,000)	(636,483)	(226,521)	(603,816)
Deferred leasing costs	(16,391)	(183,378)	(183,378)	—	—	(39,102)
Capital expenditure from repair and replacement reserves held in escrow	1,148,393	(229,641)	(2,559,952)	17,514	2,312,797	141,306
Net cash provided by (used in) investing activities	(1,338,401)	(1,447,023)	(2,914,330)	(618,969)	2,086,276	(501,612)
Cash flows from financing activities:
Payments of mortgage loans payable	(13,093)	(13,624,212)	(1,167,734)	(12,456,478)	—	(208,922)
Deferred financing fees	(76,142)	(706,762)	(151,000)	(555,762)	—	(15,000)
Contributions from members	212,500	20,054,513	3,900,000	16,154,513	—	156,308
Distributions to members	(2,222,027)	(4,381,306)	—	(1,850,000)	(2,531,306)	(428,533)
Net cash provided by (used in) financing activities	(2,098,762)	1,342,233	2,581,266	1,292,273	(2,531,306)	(496,147)
Net change in cash	(1,102,080)	669,261	(5,356)	(61,110)	735,727	(563,441)
Cash at beginning of period	1,635,712	966,451	9,918	1,692,260	956,533	1,529,892
Cash at end of period	$533,632	$1,635,712	$4,562	$1,631,150	$1,692,260	$966,451
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,693,665	$4,420,620	—	—	—	$5,974,217
Supplemental disclosure of noncash investing and financing activities:
Accrued additions to real estate included in accounts payable and accrued expenses	$9,150	$65,780	—	—	—	$4,157
See accompanying notes to combined financial statements

KW/WDC PORTFOLIO MEMBER LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
and ONE CARLSBAD
Notes to Combined Financial Statements
December 31, 2011 and 2010

NOTE 1-ORGANIZATION
KW/WDC PORTFOLIO MEMBER, LLC—KW/WDC Portfolio Member LLC, a Delaware limited liability company (the Company) was formed on March 16, 2006. The Company had three members: (1) Kenedix GP, LLC (KDX), (2) K‑W Properties (KWP), and (3) KW/WDC Portfolio Executives LLC (EXEC). The Company was organized to own an interest in KW/WDC Apartment Portfolio LLC.
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
Kennedy‑Wilson Holdings, Inc. (KWH), an affiliate of KWP, has guaranteed certain exceptions to the nonrecourse liability of the mortgage loan.

ONE CARLSBAD—KWI Property Fund I, LP, a Delaware limited partnership (Fund I), acquired the property known as One Carlsbad (Carlsbad) on March 23, 2005 as a wholly owned subsidiary. Carlsbad consists of two suburban office buildings with surface parking located in Carlsbad, California. Kennedy‑Wilson Property Services, Inc., a Delaware corporation and an affiliate of KWH, is the general partner of Fund I. Subsequently, on January 31, 2006, a 62.42% undivided interest in this property was sold to Sunrise Property Associates, LLC, a Delaware limited liability company, (Sunrise) and a Tenancy in Common Agreement was executed effective January 31, 2006.
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

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The financial statements of KW/WDC Portfolio Member LLC and One Carlsbad (the Entities) have been presented on a combined basis because the Entities are under common management. All intercompany transactions have been eliminated in combination.
PRINCIPLES OF COMBINATION AND CONSOLIDATION—The combined financial statements include the consolidated

KW/WDC PORTFOLIO MEMBER LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
and ONE CARLSBAD
Notes to Combined Financial Statements
December 31, 2011 and 2010

accounts of the Company with its wholly owned subsidiaries and One Carlsbad.
The Portfolio indirectly owns its real estate through the following wholly owned subsidiaries:
KW/WDC BEAVERTON, LLC—KW/WDC Beaverton LLC (Beaverton) was formed on March 17, 2006, with the Portfolio as the sole member. Beaverton acquired the real property known as the Villas at Arbor Creek Apartments, a 440‑unit apartment complex located in Beaverton, Oregon.
KW/WDC SACRAMENTO, LLC—KW/WDC Sacramento LLC (Sacramento) was formed on March 16, 2006, with the Portfolio as sole member. Sacramento acquired the real property known as the Shorepark Apartments, a 393‑unit apartment complex located in Sacramento, California.
KW/WDC VALLEJO, LLC—KW/WDC Vallejo LLC (Vallejo) was formed on March 16, 2006, with the Portfolio as sole member. Vallejo acquired the real property known, as the Bay Village Apartments, a 260‑unit apartment complex located in Vallejo, California.
Each of the above entities shall exist until December 31, 2056, unless terminated sooner pursuant to the limited liability company agreement or by operation of law.
REAL ESTATE—The three apartment complexes, discussed above that were still owned at December 31, 2011 and 2010, were all acquired in March 2006 for a combined acquisition cost of $117,986,938, including capitalized acquisition costs of $1,935,638. As a result of the push down accounting described in the transaction above, the fair value of the real estate and related intangible assets was adjusted to $93,465,482 at the time of the transaction on June 25, 2010.
The fair value of real estate acquired was allocated to the acquired tangible assets, consisting primarily of land and building, and to the fair value of the identified acquired intangible assets, which primarily comprised in‑place leases valued at $1,213,871, which was fully amortized in 2010.
The fair value of real estate was determined by valuing the property as if it were vacant, which was then allocated to land and building, based on management's determination of the relative fair values of these assets. The fair value of the acquired in‑place lease value was determined by calculating the present value of the cash flows provided by the leases, net of related incremental expenses over the estimated lease‑up period.
Carlsbad was acquired on March 23, 2005 for $19,615,125, including capitalized acquisition costs of $240,125. The fair value of real estate acquired was allocated to the acquired tangible assets, consisting of land and building, and to the fair value of the identified acquired intangible assets, which comprised in‑place and above and below market lease values.
Property is recorded at cost and is depreciated using the straight line method over the estimated useful lives of the assets as follows:

Building	39 years
Building improvements	10 - 39 years
Equipment	7 - 10 years
Tenant improvements	Lesser of useful life of the asset or lease

IMPAIRMENT OF LONG LIVED ASSETS—Long‑lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Impairment of Long‑Lived Assets ASC Subtopic 360‑10. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.
CASH—The Entities maintains their cash in federally insured banking institutions. The account balances at these institutions periodically exceed the Federal Deposit Insurance Corporation's (FDIC) insurance coverage and, as a result, there is a concentration

KW/WDC PORTFOLIO MEMBER LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
and ONE CARLSBAD
Notes to Combined Financial Statements
December 31, 2011 and 2010

of credit risk related to amounts in excess of FDIC insurance coverage. To mitigate this risk, the Entities place their cash with quality financial institutions.
REPAIR AND REPLACEMENT RESERVES AND REAL ESTATE TAXES AND INSURANCE HELD IN ESCROW—Deposits in escrow are typically funds held by a mortgage lender that are restricted in use for payment of real estate taxes, property insurance, and certain capital expenditures. Funds in tax and insurance escrows are used to pay real estate taxes and insurance premiums directly to the taxing authorities and insurance agencies, respectively. Funds in capital expenditure escrows are generally disbursed as reimbursement to the borrower upon submission of satisfactory evidence that the related capital expenditures are incurred as anticipated. These escrow deposits are refundable to the borrower upon repayment of the mortgage loan.
ACCOUNTS RECEIVABLE—Accounts receivable due from tenants are recorded at the contractual amount as determined by the lease agreements, and do not bear interest. The allowance for doubtful accounts is the Entities' best estimate of the amount of probable credit losses in the Entities' existing accounts receivable. The Entities determine the allowance based on historical experience and specific item identification, which is reviewed on a quarterly basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
DEFERRED FINANCING AND LEASING COSTS—Costs incurred in obtaining the mortgage loans are capitalized and amortized over the term of the mortgage loans on a straight‑line basis, which approximates the effective‑interest method. Amortization of the deferred financing costs were $112,941 (unaudited), $18,713 and $116,760 (unaudited) for the years ended December 31, 2011, 2010, and 2009, respectively, and is included in interest expense in the accompanying combined statements of operations. Costs incurred in securing leases are capitalized as deferred leasing costs and amortized over the life of the related lease.
INCOME TAXES—No provision has been made in the accompanying consolidated financial statements for federal or state income taxes, as any such taxes related to the revenues and expenses of the Entities are the responsibility of the members/partners.
The Entities are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement, which could result in the Entities recording a tax liability that would reduce net assets. Based on their analysis, the Entities have determined that there are no tax benefits that would have a material impact on the Entities' financial position or results of operations. The tax years 2006 through 2010 remain open to examination by the taxing jurisdictions to which the Entities are subject.
REVENUE RECOGNITION—Residential leases are for one year or less and revenue is recognized as earned. The lease amount for residential leases is fixed over the term of the lease and as such earned revenue approximates straight line revenue.
Office leases are typically entered into for a period of 5 years. Rental revenue related to office properties is recognized on the straight‑line basis over the terms of the leases.
USE OF ESTIMATES—The preparation of the accompanying combined financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and reported amounts of revenues and expenses. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

NOTE 3-MORTGAGE LOANS PAYABLE
BEAVERTON—On June 1, 2006, Beaverton refinanced their mortgage loan with Wachovia for a total commitment of $25,900,000 (the Beaverton Loan). The initial advance under the Beaverton Loan was $25,230,000 with the balance being made available upon Beaverton satisfying certain conditions. On August 8, 2006, these conditions were met and the balance of the Beaverton Loan proceeds totaling $670,000 was distributed to the Company. Interest on this loan was fixed at a rate of 6.30% and required monthly interest‑only payments until the loan was settled on September 29, 2010.
On September 29, 2010, the Beaverton Loan with a principal balance of $25,900,000 was refinanced with a Fannie Mae $21,262,000 10‑year loan. The Fannie Mae Beaverton loan accrues interest at a fixed rate of 4.39% and requires monthly

KW/WDC PORTFOLIO MEMBER LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
and ONE CARLSBAD
Notes to Combined Financial Statements
December 31, 2011 and 2010

interest‑only payments until May 1, 2013, at which time, principal and interest payments of $106,346 are due on a monthly basis until maturity. The loan matures on October 1, 2020 at which point all accrued and unpaid interest along with the principal amount outstanding, shall be due. The Fannie Mae Loan may be prepaid in whole, but not in part, with no prepayment premium any time after the last calendar day of the 4th month prior to the month in which the maturity date occurs (the open period). If any prepayment occurs prior to the open period but after the Yield Maintenance Period End Date, which is 114 months from October 1st 2010, the prepayment premium is 1.00% of the amount of principal being prepaid. If the prepayment occurs prior to the Yield Maintenance Period End Date, the lender is to be paid a prepayment fee calculated as the greater of either (A) 1.00% of the principal amount being prepaid or (B) the present value of a series of payments equal to the payment differential over the remaining life of the loan that will allow the lender to attain a certain minimum yield maintenance premium as defined in the promissory note. The Fannie Mae Loan is secured by a first deed of trust and assignment of leases and rents of the Beaverton Property.
Due to the difference between the amounts of the original Beaverton Loan and the new Fannie Mae loan, the members contributed additional equity of $5,851,878 in 2010.
SACRAMENTO—On June 1, 2006, Sacramento refinanced their mortgage loan with Wachovia for a total amount of $38,800,000 (the Sacramento Loan). The Sacramento Loan accrued interest at a fixed rate of 6.30% and required monthly interest‑only payments until the loan was settled at a discount on September 29, 2010. At the time of the settlement, the loan had an outstanding balance of $41,067,860 including principal and accrued interest. The loan was settled for $34,000,000 in cash and $1,476,338 in retained escrow funds resulting on a gain of $5,591,522. This gain is included in the gain on exiting of mortgage loans in the accompanying combined statement of operations.
On September 29, 2010, the Sacramento Loan was refinanced with a Fannie Mae $28,790,000 10‑year loan. The Fannie Mae Sacramento Loan accrues interest at a fixed rate of 4.39% and requires monthly interest‑only payments until May 1, 2013, at which time, principal and interest payments of $143,999 are due on a monthly basis until maturity. The loan matures on October 1, 2020 at which point all accrued and unpaid interest along with the principal amount outstanding, shall be due. The Fannie Mae Loan may be prepaid in whole, but not in part, with no prepayment premium any time after the last calendar day of the 4th month prior to the month in which the maturity date occurs (the open period). If any prepayment occurs prior to the open period but after the Yield Maintenance Period End Date, which is 114 months from October 1, 2010, the prepayment premium is 1.00% of the amount of principal being prepaid. If the prepayment occurs prior to the Yield Maintenance Period End Date, the lender is to be paid a prepayment fee calculated as the greater of either (A) 1.00% of the principal amount being prepaid or (B) the present value of a series of payments equal to the payment differential over the remaining life of the loan that will allow the lender to attain a certain minimum yield maintenance premium as defined in the promissory note. The Fannie Mae Loan is secured by a first deed of trust and assignment of leases and rents of the Sacramento Property.
Due to the difference between the amounts of the discounted payoff of the Sacramento Loan and the new Fannie Mae loan, the partnership contributed additional equity of $5,867,089 in 2010.
VALLEJO—On June 1, 2006, Vallejo refinanced their mortgage loan with Wachovia for a total amount of $24,500,000 (unaudited) (the Vallejo Loan).The Loan accrued interest at a fixed rate of 6.30% and required monthly interest‑only payments until the loan was settled on September 29, 2010.
On September 29, 2010, the Vallejo Loan with a principal balance of $24,500,000 was refinanced with a Fannie Mae $21,100,000 10‑year loan. The Fannie Mae Vallejo Loan accrues interest at a fixed rate of 4.39% and requires monthly interest‑only payments until May 1, 2013, at which time, principal and interest payments of $105,536 are due on a monthly basis until maturity. The loan matures on October 1, 2020 at which point all accrued and unpaid interest along with the principal amount outstanding, shall be due. The Fannie Mae Loan may be prepaid in whole, but not in part, with no prepayment premium any time after the last calendar day of the 4th month prior to the month in which the maturity date occurs (the open period). If any prepayment occurs prior to the open period but after the Yield Maintenance Period End Date, which is 114 months from October 1, 2010, the prepayment premium is 1% of the amount of principal being prepaid. If the prepayment occurs prior to the Yield Maintenance Period End Date, the lender is to be paid a prepayment fee calculated as the greater of either (A) 1.00% of the principal amount being prepaid or (B) the present value of a series of payments equal to the payment differential over the remaining life of the loan that will allow the lender to attain a certain minimum yield maintenance premium as defined in the promissory note. The Fannie Mae Loan is secured by a first deed of trust and assignment of leases and rents of the Vallejo Property.
Due to the difference between the amounts of the original Vallejo Loan and the new Fannie Mae loan, the members contributed additional equity of $3,993,252.

KW/WDC PORTFOLIO MEMBER LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
and ONE CARLSBAD
Notes to Combined Financial Statements
December 31, 2011 and 2010

ONE CARLSBAD—Carlsbad entered into a loan agreement dated March 23, 2005 with Wachovia Bank, N. A. (Wachovia) for the principal sum of $15,400,000. The note accrued interest at 5.35%, with interest only payments through May 11, 2008, and principal and interest payments of $85,995 thereafter until maturity on April 11, 2010.
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
Future combined principal payments on the mortgage notes payable are as follows for the years ended December 31:

Year	Total
2012 (unaudited)	$—
2013 (unaudited)	1,592,287
2014 (unaudited)	2,418,676
2015 (unaudited)	12,610,774
2016 (unaudited)	2,474,399
Thereafter (unaudited)	62,434,496
Total	$81,530,632
NOTE 4-RELATED PARTY TRANSACTIONS
Commencing October 1, 2006, each Property entered into a management agreement with a third party, FPI Management, Inc. (FPI). In accordance with the management agreement, each Property pays a monthly fee of 4.0% of gross rental revenues as compensation for management services. Per the agreement, 2.25% (decreased from 2.5% in April 2011) and 2.25% is paid to FPI and 1.75% (increased from 1.5% in April 2011) and 0.75% is paid to KW Multi‑Family Management Group, Ltd. (KWMF), which is an affiliate of KWP.
Commencing August 15, 2007, Beaverton entered into a management agreement with a third party, HSC Real Estate, Inc. (HSCREI) that replaced the agreement with FPI. In accordance with the management agreement, Beaverton pays a monthly fee of 4% of collected income as compensation for management services. Per the agreement, 3% is paid to HSCREI and 1% is paid to KWMF, which is an affiliate of KWP.
The Portfolio incurred $163,236 (unaudited), $150,406 and $151,609 (unaudited) in property management fees during the years ended December 31, 2011, 2010, and 2009, respectively, that were paid to KWP.
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
Fees earned by KWP or KWP affiliates are as follows for the years ended December 31, 2011, 2010, and 2009:

KW/WDC PORTFOLIO MEMBER LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
and ONE CARLSBAD
Notes to Combined Financial Statements
December 31, 2011 and 2010

	Year ended December 31,
	2011	2010	2009
	(Unaudited)		(Unaudited)
Acquisition fees	$—	$442,315	$—
Property management fees	31,755	46,871	57,589
Accounting fees	6,000	3,503	6,000
Leasing commissions	—	10,276	29,769
Construction supervision fees	—	4,563	—
Maintenance fees	—	1,500	6,000
Total	$37,755	$509,028	$99,358

The construction supervision fees and leasing fees are capitalized to tenant improvements and deferred leasing costs, respectively.
NOTE 5-LEASE ARRANGEMENTS
The following is a schedule of future minimum rents to be received under noncancelable operating leases for One Carlsbad as of December 31, 2011:

Year	Total
2012 (unaudited)	$991,376
2013 (unaudited)	701,245
2014 (unaudited)	508,054
2015 (unaudited)	384,926
2016 (unaudited)	—
Thereafter (unaudited)	—
Total	$2,585,601

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
NOTE 6-SUBSEQUENT EVENTS
Management has evaluated all subsequent events through March 13, 2012 the date that the financial statements are available for issuance.

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
Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation our disclosure controls and procedures as of December 31, 2011. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

KPMG LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in their report included in this report.

Changes in Internal Control Over Financial Reporting

There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information called for by this item is incorporated by reference from our definitive proxy statement for the fiscal year ended December 31, 2011, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 11.	Executive Compensation
The information called for by this item is incorporated by reference from our definitive proxy statement for the fiscal year ended December 31, 2011, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item is incorporated by reference from our definitive proxy statement for the fiscal year ended December 31, 2011, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information called for by this item is incorporated by reference from our definitive proxy statement for the fiscal year ended December 31, 2011, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services
The information called for by this item is incorporated by reference from our definitive proxy statement for the fiscal year ended December 31, 2011, to be filed with the SEC within 120 days after the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this annual report:

(1)
Financial Statements. See the accompanying Index to Consolidated Financial Statements, which appears on page 39 of the annual report. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page 39 of this report, are incorporated by reference into Item 8 above.

(2)
Financial Statement Schedules. Schedule III listed in the Index to Consolidated Financial Statements, which appear beginning on page 39 of this report, are incorporated by reference into Item 8 above. All other Financial Statement Schedules have been omitted because the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the notes thereto.

(3)	Exhibits. See Item 15(b) below.

(b) Exhibits. The exhibits listed on the Exhibit Index set forth below on page 179 are filed as part of, or are incorporated by reference into, this annual report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March 2012.

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

Name	Title	Date

/S/ WILLIAM J. MCMORROW William J. McMorrow	Chief Executive Officer (principal executive officer) and Chairman	March 13, 2012

/S/ FREEMAN LYLE Freeman Lyle	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 13, 2012

/S/ KENT MOUTON Kent Mouton	Director	March 13, 2012

/S/ JERRY R. SOLOMON Jerry R. Solomon	Director	March 13, 2012

/S/ NORM CREIGHTON Norm Creighton	Director	March 13, 2012

/S/ STANLEY ZAX Stanley Zax	Director	March 13, 2012

/S/ DAVID A. MINELLA David A. Minella	Director	March 13, 2012

/S/ CATHY HENDRICKSON Cathy Hendrickson	Director	March 13, 2012

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, by and among Prospect Acquisition Corp., KW Merger Sub Corp. and Kennedy- Wilson, Inc., dated as of September 8, 2009.(1)
2.2	Amendment No. 1 to the Agreement and Plan of Merger dated October 22, 2009 between Prospect Acquisition Corp., KW Merger Sub Corp. and Kennedy-Wilson, Inc.(1)
2.3	Amendment No. 2 to the Agreement and Plan of Merger dated October 26, 2009 between Prospect Acquisition Corp., KW Merger Sub Corp. and Kennedy-Wilson, Inc.(1)
3.1	Second Amended and Restated Certificate of Incorporation(2)
3.2	Amended and Restated Bylaws.(3)
4.1	Specimen Common Stock Certificate.(14)
4.2	Specimen Warrant Certificate.(4)
4.3	Amended and Restated Warrant Agreement between Continental Stock Transfer & Trust Company and Kennedy- Wilson Holdings, Inc.(5)
4.4
Indenture, dated as of April 5, 2011, among Kennedy-Wilson, Inc., as Issuer, Kennedy-Wilson Holdings, Inc., as guarantor, certain subsidiaries of the Issuer signatories thereto, as guarantors, and Wilmington Trust FSB, as trustee, including the form of 8.750% Notes due 2019.(21)

4.5
Registration Rights Agreement, dated April 5, 2011, among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., certain subsidiaries of the Issuer signatories thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated.(21)

4.6
Registration Rights Agreement, dated April 12, 2011, among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., certain subsidiaries of the Issuer signatories thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated.(22)

4.7	Certificate of Designation of Series A Preferred Stock. (23)
4.8	Certificate of Designation of Series B Preferred Stock. (24)
4.9	First Supplemental Indenture dated August 5, 2011 among Kennedy-Wilson, Inc., KW Residential Group, Inc. and Wilmington Trust, National Association.(26)
4.10	Second Supplemental Indenture dated August 5, 2011 among Kennedy-Wilson, Inc., KW Telstar Partners, LLC and Wilmington Trust, National Association.(26)
4.11	Third Supplemental Indenture dated August 5, 2011 among Kennedy-Wilson, Inc., KWF Manager V, LLC and Wilmington Trust, National Association. (26)
4.12	Fourth Supplemental Indenture dated August 5, 2011 among Kennedy-Wilson, Inc., KW Fund IV - Kohanaiki, LLC and Wilmington Trust, National Association.(26)
4.13	Fifth Supplemental Indenture dated August 5, 2011 among Kennedy-Wilson, Inc., Kennedy Wilson Property Equity IV, LLC and Wilmington Trust, National Association.(26)
4.14	Sixth Supplemental Indenture dated August 5, 2011 among Kennedy-Wilson, Inc., KW Ireland, LLC and Wilmington Trust, National Association.(26)
4.15	Seventh Supplemental Indenture dated August 5, 2011 among Kennedy-Wilson, Inc., KW Manager IV, LLC and Wilmington Trust, National Association.(26)
4.16	Eighth Supplemental Indenture dated September 26, 2011 among Kennedy-Wilson, Inc., KWF Investors IV, LLC, KWF Investors V, LLC and Wilmington Trust, National Association.(26)
4.17
Ninth Supplemental Indenture dated December 28, 2011 among Kennedy-Wilson, Inc., KW Anaheim Land Partners LLC, Pacifica West Coast Partners, LLC, KW Multi-Family Management Group, KW Mill Creek Property Manager, LLC, KW Sunrise Carlsbad, LLC, Sunrise Property Associates, LLC, certain guarantors listed therein and Wilmington Trust, National Association.(26)

10.1
Registration Rights Agreement dated November 14, 2007 by and among Prospect Acquisition Corp. and Flat Ridge Investments LLC, LLM Structured Equity Fund L.P., LLM Investors L.P., Capital Management Systems Inc., SJC Capital LLC, Michael P. Castine, Daniel Gressel, Michael Downey, James J. Cahill and John Merchant.(9)

10.2
Forfeiture Agreement dated September 8, 2009 by and among Prospect Acquisition Corp., De Guardiola Advisors, Inc., De Guardiola Holdings, Inc., Flat Ridge Investments LLC, LLM Structured Equity Fund L.P., LLM Investors L.P., CMS Platinum Fund, L.P., SJC Capital LLC Michael P. Castine, Daniel Gressel, Michael Downey, James J. Cahill, John Merchant and Kennedy-Wilson, Inc.(12)

10.3	Letter Agreement dated September 17, 2009 by Prospect Acquisition Corp. and Citigroup Global Markets Inc. Ladenburg Thalmann & Co. Inc. and I-Bankers Securities, Inc.(12)
10.4	Letter Agreement dated September 4, 2009 by Prospect Acquisition Corp. and De Guardiola Advisors, Inc.(12)

10.5	Lock-Up Agreement by Prospect Acquisition Corp. and certain stockholders of Prospect.(12)
10.6	Kennedy-Wilson Holdings, Inc. 2009 Equity Participation Plan.(13)
10.7	Form of Amended and Restated Consultant Restricted Stock Award Agreement to Kennedy-Wilson Holdings, Inc. 2009 Equity Participation Plan.(14)
10.8	Form of Amended and Restated Employee Performance Unit Award Agreement to Kennedy-Wilson Holdings, Inc. 2009 Equity Participation Plan.(14)
10.9	Form of Amended and Restated Employee Restricted Stock Award Agreement to Kennedy-Wilson Holdings, Inc. 2009 Equity Participation Plan.(14)
10.10	Promissory Note issued by Kennedy-Wilson, Inc. to The Guardian Life Insurance Company of America on November 3, 2008.(12)
10.11†	Fifteenth Amendment to Employment Agreement by Kennedy-Wilson, Inc. and William J. McMorrow.(12)
10.12†	Employment Agreement dated August 14, 1992 between Kennedy-Wilson and William J. McMorrow.(12)
10.13†	Amendment to Employment Agreement dated as of January 1, 1993 between Kennedy-Wilson and William J. McMorrow.(12)
10.14†	Second Amendment to Employment Agreement dated as of between January 1, 1994 Kennedy-Wilson and William J. McMorrow.(12)
10.15	Third Amendment to Employment Agreement dated as of March 31 1995 between Kennedy-Wilson and William J. McMorrow.(15)
10.16†	Fourth Amendment to Employment Agreement dated as of January 1, 1996 Kennedy-Wilson and William J. McMorrow.(15)
10.17†	Amendment to Employment Agreement dated as of February 28, 1996 between Kennedy-Wilson and William J. McMorrow.(12)
10.18†	Fifth Amendment to Employment Agreement dated as of May 19, 1997 between Kennedy-Wilson and William J. McMorrow.(15)
10.19†	Sixth Amendment to Employment Agreement dated as of August 20 1998 between Kennedy-Wilson and William J. McMorrow.(12)
10.20†	Seventh Amendment to Employment Agreement dated as of August 9 1999 between Kennedy-Wilson and William J. McMorrow.(12)
10.21†	Eighth Amendment to Employment Agreement dated as of January 3 2000 between Kennedy-Wilson and William J. McMorrow.(12)
10.22†	Ninth Amendment to Employment Agreement dated as of October 1, 2000 between Kennedy-Wilson and William J. McMorrow.(12)
10.23†	Tenth Amendment to Employment Agreement dated as of April 22, 2002 between Kennedy-Wilson and William J. McMorrow.(12)
10.24†	Eleventh Amendment to Employment Agreement dated as of October 1, 2003 between Kennedy-Wilson and William J. McMorrow.(12)
10.25†	Twelfth Amendment to Employment Agreement dated as of April 21 2004 between Kennedy-Wilson and William J. McMorrow.(12)
10.26†	Thirteenth Amendment to Employment Agreement dated as of January 1 2008 between Kennedy-Wilson and William J. McMorrow.(12)
10.27†	Fourteenth Amendment to Employment Agreement dated as of February 1 2009 between Kennedy-Wilson and William J. McMorrow.(12)
10.28†	Second Amendment to Employment Agreement by Kennedy-Wilson, Inc. and Mary L. Ricks.(12)
10.29†	Employment Agreement dated February 1, 2009 between Kennedy-Wilson and Mary L. Ricks.(12)
10.30†	First Amendment to Employment Agreement dated June 1, 2009 between Kennedy-Wilson and Mary L. Ricks.(12)
10.31†	First Amendment to Employment Agreement by Kennedy-Wilson, Inc. and Donald J. Herrema.(12)
10.32†	Employment Agreement dated June 15, 2009 between Kennedy-Wilson and Donald J. Herrema.(12)
10.33†	Employment Agreement dated April 1, 1996 between Kennedy-Wilson and Freeman Lyle.(12)
10.34†	Amendment to Employment Agreement dated April 1, 1997 between Kennedy-Wilson and Freeman Lyle.(12)
10.35†	Second Amendment to Employment Agreement dated April 1, 1998 between Kennedy-Wilson and Freeman Lyle.
10.36†	Third Amendment to Employment Agreement dated as of August 15, 1998 between Kennedy-Wilson and Freeman Lyle.(12),

10.37†	Fourth Amendment to Employment Agreement dated as of April 1, 1999 between Kennedy-Wilson and Freeman Lyle.(12)
10.38†	Fifth Amendment to Employment Agreement dated as of April 1 2000 between Kennedy-Wilson and Freeman Lyle.(12)
10.39†	Sixth Amendment to Employment Agreement dated as of January 1 2001 between Kennedy-Wilson and Freeman Lyle.(12)
10.40†	Seventh Amendment to Employment Agreement dated as of March 28, 2001 between Kennedy-Wilson and Freeman Lyle.(12)
10.41†	Eighth Amendment to Employment Agreement dated as of September 1, 2002 between Kennedy-Wilson and Freeman Lyle.(12)
10.42†	Ninth Amendment to Employment Agreement dated October 1, 2003 between Kennedy-Wilson and Freeman Lyle.(12)
10.43†	Tenth Amendment to Employment Agreement dated January 1, 2004 between Kennedy-Wilson and Freeman Lyle. 12)
10.44†	Eleventh Amendment to Employment Agreement dated January 1, 2005 between Kennedy-Wilson and Freeman Lyle.(12)
10.45†	Twelfth Amendment to Employment Agreement dated January 1, 2006 between Kennedy-Wilson and Freeman Lyle.(12)
10.46†	Thirteenth Amendment to Employment Agreement dated January 1, 2007 between Kennedy-Wilson and Freeman Lyle.(12)
10.47†	Fourteenth Amendment to Employment Agreement dated March 1, 2007 between Kennedy-Wilson and Freeman Lyle.(12)
10.48†	Fifteenth Amendment to Employment Agreement dated January 1, 2008 between Kennedy-Wilson and Freeman Lyle.(12)
10.49†	Sixteenth Amendment to Employment Agreement dated June 1, 2008 between Kennedy-Wilson and Freeman Lyle.(12)
10.50†	Seventeenth Amendment to Employment Agreement dated January 1, 2009 between Kennedy-Wilson and Freeman Lyle.(12)
10.51†	Seventeenth Amendment to Employment Agreement dated January 1, 2009 between Kennedy-Wilson and Freeman Lyle.(12)
10.52†	Amendment to Employment Agreement dated as of August 1, 2006 between KW Multi-Family Management Group and Robert Hart.(12)
10.53†	Second Amendment to Employment Agreement dated as of January 1, 2007 between KW Multi-Family Management Group and Robert Hart.(12)
10.54†	Third Amendment to Employment Agreement dated as of January 1, 2008 between KW Multi-Family Management Group and Robert Hart.(12)
10.55†	Fourth Amendment to Employment Agreement dated as of January 1, 2009 between KW Multi-Family Management Group and Robert Hart.(12)
10.56†	Business Loan Agreement dated July 29, 2009 between Kennedy-Wilson, Inc. and Pacific Western Bank.(12)
10.57†	Amended and Restated Loan Agreement dated June 5, 2008 between Kennedy-Wilson, Inc. and U.S. Bank National Association.(16)
10.58†	Junior Subordinated Indenture dated, January 31, 2007 between Kennedy-Wilson, Inc. and The Bank of New York Trust Company, National Association, as trustee.(12)
10.59†	First Amendment to Office Lease dated March 5, 1999 between Wilshire-Camden Associates and Kennedy-Wilson, Inc.(12)
10.60	Second Amendment to Lease dated June 2, 1999 between Wilshire-Camden Associates and Kennedy-Wilson, Inc.(12)
10.61	First Amendment to Office Lease dated March 5, 1999 between Wilshire-Camden Associates and Kennedy-Wilson, Inc.(12)
10.62	Second Amendment to Lease dated June 2, 1999 between Wilshire-Camden Associates and Kennedy-Wilson, Inc.(12)
10.63	Third Amendment to Office Lease dated December 20, 2002 between Brighton Enterprises, LLC and Kennedy-Wilson, Inc.(12)
10.64	Fourth Amendment to Office Lease dated September 11, 2003 between Wilshire-Camden Associates and Kennedy-Wilson, Inc.(12)
10.65	Fifth Amendment to Office Lease dated January 7, 2006 between Douglas Emmett 2000, LLC and Kennedy-Wilson, Inc.(12)

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

10.68	Amended and Restated Guaranty dated October 25, 2007 Agreement by Kennedy-Wilson, Inc. in favor of Bank of America, N.A., as agent for lenders.(12)
10.69	Amendment to Irrevocable standby letters of credit dated October 26, 2007 from Bank of America to the beneficiary, City of Walnut Creek on behalf of Fairways 340 LLC.
10.70	Guaranty Agreement made as of August 14, 2007 by Kennedy-Wilson, Inc. in favor of Bank of America, N.A., as agent for lenders.(12)
10.71	Repayment Guaranty made as of September 4, 2007 by Kennedy-Wilson, Inc. in favor of Wachovia Bank, N.A., as agent for lenders.(12)
10.72	Commercial Guaranty made as of September 13, 2007 by Kennedy-Wilson, Inc., to Pacific Western Bank, on behalf of Windscape Village LLC.(12)
10.73	Repayment Guaranty made as of May 9, 2007 by Kennedy-Wilson, Inc. and KW Property Fund I, L.P. for the benefit of Wachovia Bank National Association.(12)
10.74	Commercial Guaranty dated January 16, 2009 to Pacific Western Bank by KWI Property Fund I, L.P.(12)
10.75	Guaranty made as of May 29, 2008 by Kennedy-Wilson, Inc. and KW Property Fund III, L.P. for the benefit of Deutsche Bank, AG.(12)
10.76	Guaranty made as of September 9, 2005, by Kennedy-Wilson, Inc., a Delaware corporation, in favor of Bank of America, N.A.(12)
10.77	Guaranty made as of May 29, 2008 by Kennedy-Wilson, Inc. and KW Property Fund III, L.P. for the benefit of Deutsche Bank, AG.(12)
10.78	Guaranty made as of September 9, 2005, by Kennedy-Wilson, Inc., a Delaware corporation, in favor of Bank of America, N.A.(12)
10.79	Repayment Guaranty made as of September 4, 2007 by KWI Property Fund I, L.P. and KW Property Fund II, L.P., Delaware limited partnerships in favor of Wachovia Bank, N.A., as agent for lenders.(12)
10.80	Fifteenth Amendment to Employment Agreement dated January 1, 2009 between Kennedy-Wilson Properties and James Rosten.(15)
10.81	Eighteenth Amendment to Employment Agreement dated January 1, 2009 between Kennedy-Wilson and Freeman Lyle.(15)
10.82	Fifth Amendment to Employment Agreement dated January 1, 2009 between KW Multi-Family Group, Ltd. and Robert Hart.(15)
10.83
First Amendment to Forfeiture Agreement dated October 22, 2009 between Prospect Acquisition Corp., De Guardiola Advisors, Inc., De Guardiola Holdings, Inc., Flat Ridge Investments LLC, LLM Structured Equity Fund L.P, LLM Investors L.P., CMS Platinum Fund, L.P., SJC Capital LLC, Michael P. Castine, Daniel Gressel, Michael Downey, James J. Cahill, John Merchant and Kennedy-Wilson, Inc.(15)

10.84†	Waiver and Modification with respect to Employment Agreements dated October 22, 2009 between Kennedy-Wilson, Inc. and William J. McMorrow, Mary L. Ricks and Donald J. Herrema.(15)
10.85	Agreement, dated as of November 11, 2009, by and between Prospect Acquisition Corp. and Victory Park Capital Advisors, LLC.(17)
10.86	Stock Purchase Agreement, by and between Prospect Acquisition Corp. and Victory Park Special Situations Master Fund, LTD.(17)
10.87	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Credit Suisse Securities (USA) LLC.(17)
10.88	Stock Purchase Agreement, dated as of November 11, 2009, by and between Prospect Acquisition Corp. and Nisswa Acquisition Master Fund, Ltd.(17)
10.89	Share Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Milton Arbitrage Partners, LLC.(17)
10.90	Stock Purchase Agreement(18)
10.91	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Arrowgrass Master Fund Ltd.(19)
10.92	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Bulldog Investors.(19)

10.93	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Del Mar Master Fund Ltd.(19)
10.94	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Citigroup Global Markets Inc.(19)
10.95	Share Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and IBS (MF) Ltd. In Respect of Glazer Merger Arbitrage Series.(19)
10.96	Stock Purchase Agreement dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Glazer Offshore Fund Ltd.(19)
10.97	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Glazer Capital Management, LP(19)
10.98	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and HFR MA Select Opportunity Master Trust.(19)
10.99	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and GSS Offshore SPC-Glazer Segregated Portfolio.(19)
10.100	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and GSS Offshore SPC-Glazer Segregated Portfolio.(19)
10.101	Waiver and Modification With Respect to Employment Agreement Amendments.(20)
10.102	Securities Purchase Agreement, dated June 28, 2011, by and among Kennedy-Wilson Holdings, Inc., a Delaware corporation and the Purchasers named thereto. (25)
10.103	Transfer Agreement dated December 28, 2011 between KW Executive Loan Partners I LLC and K-W Properties. (26)
10.104
Membership Interest Acquisition Agreement dated December 28, 2011 by and among KW Summer House Manager, LLC, K-W Properties, KW Summer House Executives, LLC and the members of KW Summer House Executives, LLC as set forth therein. (26)

10.105
Membership Interest Acquisition Agreement dated December 28, 2011 by and among KW Montclair, LLC, K-W Properties, KW Montclair Executives, LLC and the members of KW Montclair Executives, LLC set forth therein. (26)

10.106
Membership Interest Acquisition Agreement dated December 28, 2011 by and among KW Blossom Hill Manager, LLC, K-W Properties, KW Blossom Hill Executives, LLC and the members of KW Blossom Hill Executives, LLC set forth therein. (26)

10.107
Membership Interest Acquisition Agreement dated December 28, 2011 by and among KWF Investors I, LLC, K-W Properties, KWF Executives I, LLC and the members of KWF Executives I, LLC set forth therein. (26)

10.108
Membership Interest Acquisition Agreement dated December 28, 2011 by and among KWF Investors II, LLC, K-W Properties, KWF Executives II, LLC, and the members of KWF Executives II, LLC set forth therein. (26)

10.109
Membership Interest Acquisition Agreement dated December 28, 2011 by and among KWF Investors III, LLC, K-W Properties, KWF Executives III, LLC, and the members of KWF Executives III, LLC set forth therein. (26)

10.110
Membership Interest Acquisition Agreement dated December 28, 2011 by and among KWF Investors V, LLC, K-W Properties, KWF Executives V, LLC, and the members of KWF Executives V, LLC set forth therein. (26)

10.111
Membership Interest Acquisition Agreement dated December 28, 2011 by and among KW - Richmond, LLC, K-W Properties, KW Executives - Richmond, LLC, and the members of KW Executives - Richmond, LLC set forth therein. (26)

10.112
Membership Interest Acquisition Agreement dated December 28, 2011 by and among SG KW Venture I Manager, LLC, K-W Properties, SG KW Venture I Executives, LLC, and the members of SG KW Venture I Executives, LLC set forth therein. (26)

10.113	Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan. (27)
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
23.3	Consent of Independent Registered Public Accounting Firm
23.4	Consent of Independent Registered Public Accounting Firm
23.5	Consent of Independent Registered Public Accounting Firm
23.6	Consent of Independent Registered Public Accounting Firm
23.7	Consent of Independent Registered Public Accounting Firm
23.8	Consent of Independent Registered Public Accounting Firm

23.9	Consent of Independent Registered Public Accounting Firm
23.10	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (included on signature page).
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.
31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
101
The following materials from Kennedy-Wilson Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income (iii) the Consolidated Statements of Equity (iv) the Consolidated Statements of Cash Flows (v) related notes to those financial statements and (vi) Schedule III - Real Estate and Accumulated Depreciation.*

__________

†	Management Contract, Compensation Plan or Agreement.

(1)	Filed as Annex A to Amendment No. 5 to the Registrant's Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.

(2)	Filed as Annex D to Amendment No. 5 to the Registrant's Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.

(3)	Filed as Exhibit 3.2 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-145110) filed October 26, 2007 and incorporated by reference herein.

(4)	Filed as Exhibit A to Annex C to Amendment No. 5 to the Registrant's Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.

(5)	Filed as Annex C to Amendment No. 5 to the Registrant's Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.

(6)	Filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K (File No.: 001-33824) filed on March 31, 2008 and incorporated by reference herein.

(7)	Filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K (File No.: 001-33824) filed on March 31, 2008 and incorporated by reference herein.

(8)	Filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File No. 333-145110) filed October 26, 2007 and incorporated by reference herein.

(9)	Filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K (File No.: 001-33824) filed on March 31, 2008 and incorporated by reference herein.

(10)	Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed January 7, 2009.

(11)	Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed January 7, 2009.

(12)	Filed as an Exhibit to the Registrant's Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.

(13)	Filed as Annex E to Amendment No. 5 to the Registrant's Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.

(14)	Filed as an Exhibit to the Registrant's Registration Statement on Form S-8 (File No.: 333-164928) filed on February 16, 2010 and incorporated by reference herein.

(15)	Filed as an Exhibit to Amendment No. 2 to the Registrant's Registration Statement on Form S-4 (File No.: 333-162116) filed on October 23, 2009 and incorporated by reference herein.

(16)	Filed as an Exhibit to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No.: 333-162116) filed on October 16, 2009 and incorporated by reference herein.

(17)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed November 11, 2009.

(18)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed November 12, 2009.

(19)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed November 13, 2009.

(20)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed November 19, 2009.

(21)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed April 8, 2011.

(22)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed April 13, 2011.

(23)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed May 21, 2010.

(24)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed August 16, 2010.

(25)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed June 29, 2011.

(26)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed December 30, 2011.

(27)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed January 30, 2012.

*	Filed herewith.
(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.