Form 10-Q
period 2012-03-31
Kennedy-Wilson Holdings, Inc.
filed 2012-05-09
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of common stock outstanding as of May 4, 2012 was 51,822,998.

FORWARD-LOOKING STATEMENTS
Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are necessarily estimates reflecting the judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results. Disclosures that use words such as “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. These risks and uncertainties may include these factors and the risks and uncertainties described elsewhere in this report and other filings with the Securities and Exchange Commission (the “SEC”), including the Item 1A. “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2011. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed in our filing with the SEC. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$122,317,000	$115,926,000
Accounts receivable	3,535,000	3,114,000
Accounts receivable — related parties	19,537,000	15,612,000
Notes receivable	8,250,000	7,938,000
Notes receivable — related parties	34,830,000	33,269,000
Real estate, net	112,790,000	115,880,000
Investments in joint ventures ($51,139,000 and $51,382,000 carried at fair value as of March 31, 2012 and December 31, 2011)	336,699,000	343,367,000
Loan pool participations	91,162,000	89,951,000
Marketable securities	13,571,000	23,005,000
Other assets	19,837,000	20,749,000
Goodwill	23,965,000	23,965,000
Total assets	$786,493,000	$792,776,000

Liabilities and equity
Liabilities
Accounts payable	$997,000	$1,798,000
Accrued expenses and other liabilities	27,461,000	24,262,000
Accrued salaries and benefits	2,301,000	14,578,000
Deferred tax liability	22,671,000	18,437,000
Senior notes payable	249,398,000	249,385,000
Mortgage loans payable	30,748,000	30,748,000
Junior subordinated debentures	40,000,000	40,000,000
Total liabilities	373,576,000	379,208,000

Equity
Cumulative preferred stock, $0.0001 par value: 1,000,000 shares authorized $1,000 per share liquidation preference:
6.00% Series A, 100,000 shares issued as of March 31, 2012 and December 31, 2011, mandatorily convertible on May 19, 2015	—	—
6.45% Series B, 32,550 shares issued as of March 31, 2012 and December 31, 2011, mandatorily convertible on November 3, 2018	—	—
Common stock, $0.0001 par value: 125,000,000 shares authorized, 52,989,646 and 52,989,646 shares issued and 51,822,998 and 51,825,998 shares outstanding as of March 31, 2012 and December 31, 2011, respectively	5,000	5,000
Additional paid-in capital	408,217,000	407,335,000
Retained earnings	3,765,000	9,708,000
Accumulated other comprehensive income	11,619,000	5,035,000
Common stock held in treasury, at cost, $0.0001 par value, 1,166,648 and 1,163,648 held at March 31, 2012 and December 31, 2011, respectively	(11,889,000)	(11,848,000)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	411,717,000	410,235,000
Noncontrolling interests	1,200,000	3,333,000
Total equity	412,917,000	413,568,000
Total liabilities and equity	$786,493,000	$792,776,000
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
	2012	2011
Revenue
Management and leasing fees	$3,156,000	$2,449,000
Management and leasing fees — related party	5,585,000	2,562,000
Commissions	666,000	1,551,000
Commissions — related party	953,000	1,010,000
Sale of real estate	—	417,000
Rental and other income	1,470,000	738,000
Total revenue	11,830,000	8,727,000
Operating expenses
Commission and marketing expenses	965,000	638,000
Compensation and related expenses	9,000,000	7,832,000
Cost of real estate sold	—	397,000
General and administrative	3,669,000	2,813,000
Depreciation and amortization	937,000	434,000
Rental operating expenses	870,000	411,000
Total operating expenses	15,441,000	12,525,000
Equity in joint venture income	5,516,000	5,256,000
Interest income from loan pool participations and notes receivable	538,000	2,546,000
Operating income	2,443,000	4,004,000
Non-operating income (expense)
Interest income	30,000	38,000
Interest income — related party	1,087,000	228,000
Gain on sale of marketable securities	2,931,000	—
Realized foreign currency exchange loss	(112,000)	—
Interest expense	(6,170,000)	(1,529,000)
Income from continuing operation before benefit from (provision for) income taxes	209,000	2,741,000
Benefit from (provision for) income taxes	1,483,000	(663,000)
Income from continuing operations	1,692,000	2,078,000
Discontinued Operations
Income from discontinued operations, net of income taxes	2,000	—
Loss from sale of real estate, net of income taxes	(212,000)	—
Net income	1,482,000	2,078,000
Net income attributable to the noncontrolling interests	(2,798,000)	(1,038,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc.	(1,316,000)	1,040,000
Preferred dividends and accretion of preferred stock issuance costs	(2,036,000)	(2,036,000)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(3,352,000)	$(996,000)
Basic and diluted loss per share attributable to Kennedy-Wilson Holdings, Inc. common shareholders
Continuing operations	$(0.06)	$(0.02)
Discontinued operations, net of income taxes	$—	$—
Earning per share - basic and diluted (a)	$(0.07)	$(0.02)
Weighted average number of common shares outstanding	51,160,270	40,022,940
Dividends declared per common share	$0.05	$—
—————
(a)  EPS amounts may not add due to rounding.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
	2012	2011

Net income	$1,482,000	$2,078,000
Other comprehensive income (loss), net of tax:
Unrealized gain on marketable securities	5,463,000	—
Unrealized foreign currency translation loss	(2,867,000)	(1,611,000)
Unrealized forward contract foreign currency gain	3,988,000	724,000
Total other comprehensive income (loss) for the period	6,584,000	(887,000)

Comprehensive income	8,066,000	1,191,000
Comprehensive income attributable to noncontrolling interests	(2,798,000)	(1,038,000)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$5,268,000	$153,000

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statement of Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests
	Shares	Amount	Shares	Amount						Total
Balance at December 31, 2011	132,550	$—	51,825,998	$5,000	$407,335,000	$9,708,000	$5,035,000	$(11,848,000)	$3,333,000	$413,568,000
Repurchase of 3,000 common shares	—	—	(3,000)	—	—	—	—	(41,000)	—	(41,000)
Stock-based compensation	—	—	—	—	871,000	—	—	—	—	871,000
Other comprehensive income:
Unrealized gain on marketable securities, net of tax of $3,642,000	—	—	—	—	—	—	5,463,000	—	—	5,463,000
Unrealized foreign currency translation loss, net of tax of $1,927,000	—	—	—	—	—	—	(2,867,000)	—	—	(2,867,000)
Unrealized forward contract foreign currency gain, net of tax of $2,659,000	—	—	—	—	—	—	3,988,000	—	—	3,988,000
Preferred stock dividends	—	—	—	—	—	(2,025,000)	—	—	—	(2,025,000)
Common stock dividends	—	—	—	—	—	(2,591,000)	—	—	—	(2,591,000)
Accretion of preferred stock issuance costs	—	—	—	—	11,000	(11,000)	—	—	—	—
Net (loss) income	—	—	—	—	—	(1,316,000)	—	—	2,798,000	1,482,000
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,931,000)	(4,931,000)
Balance at March 31, 2012	132,550	$—	51,822,998	$5,000	$408,217,000	$3,765,000	$11,619,000	$(11,889,000)	$1,200,000	$412,917,000
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,482,000	$2,078,000
Adjustments to reconcile net income to net cash used in operating activities:
Net loss (gain) from sale of real estate	212,000	(20,000)
Gain from sale of marketable securities	(2,931,000)	—
Depreciation and amortization	937,000	434,000
Provision for deferred income taxes	(84,000)	570,000
Amortization of deferred loan costs	252,000	71,000
Amortization of discount and accretion of premium on issuance of the senior notes payable	13,000	—
Equity in joint venture income	(5,516,000)	(5,256,000)
Accretion of interest income on loan pool participations and notes receivable	(538,000)	(2,546,000)
Stock based compensation	871,000	1,167,000
Change in assets and liabilities:
Accounts receivable	(421,000)	(472,000)
Accounts receivable—related parties	(3,925,000)	(275,000)
Operating distributions from joint ventures	6,886,000	104,000
Operating distributions from loan pool participation	1,151,000	286,000
Other assets	110,000	380,000
Accounts payable	(801,000)	(927,000)
Accrued expenses and other liabilities	2,681,000	501,000
Accrued salaries and benefits	(12,277,000)	(8,142,000)
Net cash used in operating activities	(11,898,000)	(12,047,000)
Cash flows from investing activities:
Additions to notes receivable	(61,000)	—
Settlements of notes receivable	—	312,000
Additions to notes receivable—related parties	(1,561,000)	(2,912,000)
Net proceeds from sale of real estate	17,905,000	332,000
Purchases of and additions to real estate	(15,414,000)	—
Proceeds from sale of marketable securities	21,386,000	—
Distributions from joint ventures	10,461,000	2,963,000
Contributions to joint ventures	(5,318,000)	(17,112,000)
Contributions to loan pool participations	—	(82,000)
Net cash provided by (used in) investing activities	27,398,000	(16,499,000)
Cash flow from financing activities:
Repayment of notes payable	—	(1,400,000)
Borrowings under lines of credit	—	19,000,000
Borrowings under mortgage loans payable	—	5,076,000
Repayment of mortgage loans payable	—	(871,000)
Debt issue costs	—	(45,000)
Repurchase of common stock	(41,000)	(31,000)
Dividends paid	(4,098,000)	(2,025,000)
Contributions from noncontrolling interests	—	377,000
Distributions to noncontrolling interests	(4,931,000)	(334,000)
Net cash (used in) provided by financing activities	(9,070,000)	19,747,000
Effect of currency exchange rate changes on cash and cash equivalents	(39,000)	(2,676,000)
Net change in cash and cash equivalents	6,391,000	(11,475,000)
Cash and cash equivalents, beginning of period	115,926,000	46,968,000
Cash and cash equivalents, end of period	$122,317,000	$35,493,000

See accompanying notes to consolidated financial statements.

	Three months ended March 31,
	2012	2011
Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain on marketable securities, net of tax of $3,642,000	$(5,463,000)	$—
Accretion of preferred stock issuance costs	11,000	11,000
Accrued dividends declared on common stock	2,591,000	—

	Three months ended March 31,
	2012	2011
Supplemental cash flow information:
Cash paid for:
Interest	$1,367,000	$1,729,000
Interest capitalized	962,000	330,000
Income taxes	50,000	—

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)
NOTE 1—BASIS OF PRESENTATION
Kennedy-Wilson Holdings, Inc.’s (together with its wholly owned and controlled subsidiaries,"we," "us," "our," "the Company" or “Kennedy Wilson”) unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles used in the preparation of Kennedy Wilson’s annual financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of Kennedy Wilson, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three months ended March 31, 2012 and 2011 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2012. For further information, your attention is directed to the footnote disclosures found in Kennedy Wilson’s Annual Report on Form 10-K for the year ended December 31, 2011.
The consolidated financial statements include the accounts of Kennedy Wilson and its wholly owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, Kennedy Wilson evaluates its relationships with other entities to identify whether they are variable interest entities (VIEs) as defined in the FASB Accounting Standards Codification (ASC) Subtopic 810-10 and to assess whether it is the primary beneficiary of such entities. If the determination is made that Kennedy Wilson is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with the ASC Subtopic 810-10.The ownership of the other interest holders in consolidated subsidiaries is reflected as noncontrolling interests.
The preparation of the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosure about contingent assets and liabilities, and reported amounts of revenues and expenses. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
REVENUE RECOGNITION—Performance fees or carried interests are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds and loan pool participations based on the cumulative performance of the fund and loan pools and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, Kennedy Wilson calculates the performance fee that would be due to the general partner, special limited partner or asset manager's interests for a fund or loan pool, pursuant to the fund agreement or participation agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. Substantially all of the performance fees are recognized in management and leasing fees and substantially all of the carried interest is recognized in equity in joint venture income in our consolidated statements of operations. Total performances fees recognized through March 31, 2012 that may be reversed in future periods if there is negative fund or loan pool performance totaled $6.1 million. Performance fees accrued as of March 31, 2012 and December 31, 2011 were $6.1 million and $4.2 million, respectively, and are included in accounts receivable—related parties in the accompanying consolidated balance sheet.
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
ACCOUNTS RECEIVABLE—Accounts receivable are recorded at the contractual amount as determined by the underlying agreements and do not bear interest. An allowance for doubtful accounts is provided when the Company determines there are

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

probable credit losses in the Company’s existing accounts receivable and is determined based on historical experience. The Company reviews its accounts receivable for probable credit losses on a quarterly basis. As of March 31, 2012, the Company had an immaterial allowance for doubtful accounts and during the three months ended March 31, 2012 and 2011 had recorded no provision for doubtful accounts.
INVESTMENTS IN MARKETABLE SECURITIES—Investments in marketable securities are categorized as available-for-sale in accordance with the provision of Investments - Debt and Equity Securities ASC Subtopic 320-10. Available for-sale securities are carried at fair value with period unrealized gains and losses included in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary as defined by ASC 320-10-35 are included in net income. The factors considered in determining the realized and unrealized gains and losses include current quoted prices in the active market and the severity and duration of the market fluctuation among other things. Dividends on securities classified as available-for-sale are included in interest and other income on the accompanying statement of operations.
FOREIGN CURRENCIES—The financial statements of subsidiaries located outside the U.S. are generally measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The foreign currencies include the Euro, the British pound sterling, and the Japanese Yen. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in the consolidated statement of equity as a component of accumulated other comprehensive income.
RECENT ACCOUNTING PRONOUNCEMENTS—In May 2011, the FASB issued Accounting Standards Codification (ASC) Update No. 2011-04, Fair Value Measurement - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IFRS. Update No. 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Update 2011-04 is intended to result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The adoption of this update did not have a material impact on the Company's financial statements.
In June 2011, the FASB issued Accounting Standards Codification (ASC) Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Update No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Update 2011-05 requires an entity to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Kennedy Wilson adopted this update effective January 1, 2012 and, as a result, have included a separate consolidated statement of comprehensive income.

NOTE 3—NOTES RECEIVABLE
During the three months ended March 31, 2012, Kennedy Wilson advanced an additional $1.4 million on an unsecured note receivable to KW Property Fund II, LP, an equity method investment and related party. The note had an outstanding balance of $24.1 million as of March 31, 2012. The note bears interest at a rate of 15%, is interest only, and is due on October 31, 2013. The interest recognized on the note is included in interest income - related party in the accompanying consolidated statements of operations.

NOTE 4—REAL ESTATE
During the three months ended March 31, 2012, Kennedy Wilson purchased a medical office building in Rancho Mirage, CA for $15.1 million. The building was acquired as a result of a foreclosure in one of the loan pools in which Kennedy Wilson has a 15% interest. The purchase was structured in order to facilitate the sale of the building to a third party. Within two weeks of the purchase, Kennedy Wilson sold it to a third party for $15.2 million. As a result of this transaction a net gain of $0.1 million has been recorded and included in the accompanying consolidated statements of operations.
Additionally, during the first quarter of 2012, Kennedy Wilson sold a hotel in Palm Springs, CA for $2.9 million. The property was acquired through a foreclosure on one of the loans in the Company's consolidated loan pools. The original basis the property was acquired for from the loan pool was $3.0 million. The total income accreted and collected on this property while it was in the loan pool was $0.2 million and upon foreclosure the fair value basis was $3.3 million. The sale resulted in a $0.3 million net loss which is recorded in the accompanying consolidated statements of operations.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

NOTE 5—INVESTMENTS IN JOINT VENTURES
Kennedy Wilson has a number of joint venture interests, generally ranging from 5% to approximately 50%, which were formed to acquire, manage and/or sell real estate. Kennedy Wilson has significant influence over these entities, but not control, and accordingly, these investments are accounted for under the equity method.
During the three months ended March 31, 2012, Kennedy Wilson made $5.3 million in contributions to existing joint venture investments. Of this amount, $3.0 million was contributed to a joint venture to payoff existing debt. Additionally, Kennedy Wilson received $17.3 million in distributions from its joint ventures. The distributions included proceeds from the sale of a property in a joint venture which resulted in $9.0 million in distributions.
The Company has determined that it has investments in four variable interest entities as of March 31, 2012 and has concluded that Kennedy Wilson is not the primary beneficiary in any of the investments. As of March 31, 2012, the variable interest entities had assets totaling $659.2 million with Kennedy Wilson’s exposure to loss as a result of its interests in these variable interest entities totaling $73.6 million related to its equity contributions. In addition, as of March 31, 2012, Kennedy Wilson had $4.8 million in the form of loan guarantees that represented 1% of the mortgage loans of the underlying variable interest entities.
As of March 31, 2012, Kennedy Wilson has unfulfilled capital commitments totaling $9.5 million to its joint ventures. We may be called upon to contribute additional capital to joint ventures in satisfaction of our capital commitment obligations.
The Company has certain guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) Kennedy Wilson could be required to make under the guarantees was approximately $25.1 million and $26.7 million as of March 31, 2012 and December 31, 2011, respectively. The guarantees expire through 2015 and Kennedy Wilson’s performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the property. Based upon Kennedy Wilson’s evaluation of guarantees under Estimated Fair Value of Guarantees ASC Subtopic 460-10, the estimated fair value of guarantees made as of March 31, 2012 and December 31, 2011 is immaterial.

NOTE 6—INVESTMENT IN LOAN POOL PARTICIPATION
In 2011, Kennedy Wilson, along with institutional partners, acquired a portfolio consisting of 58 performing loans with 24 borrowers with an unpaid principal balance of $2.1 billion, at time of purchase, secured by real estate primarily located in the United Kingdom (the “UK Loan Pool”). The 58 loans were secured by more than 170 properties comprised of the following product types: office, multifamily, retail, industrial, hotel and land. As of March 31, 2012 the unpaid principal balance of the loans was $1.6 billion due to loan resolutions of approximately $446.1 million through March 31, 2012, representing 22% of the pool. Kennedy Wilson expects to accrete $28.0 million in interest income from loan pool participations over the total estimated collection period.
During the three months ended March 31, 2012, Kennedy Wilson recognized $1.8 million of interest income from this loan pool participation in the accompanying consolidated statements of operations.
During the three months ended March 31, 2012, Kennedy Wilson recognized $2.1 million in gains from foreign currency translation adjustments from its investment in the UK Loan Pool. The foreign currency gain is included in other comprehensive income in the accompanying consolidated statement of equity and consolidated statements of comprehensive income.
In August 2011, Kennedy Wilson, in partnership with a bank, acquired a loan portfolio with deteriorated credit quality totaling $44.9 million in unpaid principal balance. The loan portfolio is comprised of nine nonperforming loans secured by eight retail properties located in Southern California. The amount contractually due under the terms of the notes as of March 31, 2012 is $43.7 million. Kennedy Wilson expects to accrete $0.4 million in interest income from loan pool participations over the estimated collection period. During the three months ended March 31, 2012, Kennedy Wilson recognized $0.1 million of interest income from this loan pool participation in the accompanying consolidated statements of operations.
In 2010, Kennedy Wilson, in partnership with a bank, acquired two loan portfolios with deteriorated credit quality. The loan portfolios, which were acquired from a regional bank, are comprised of loans secured by residential, hotel, retail, office, land, multifamily and other assets predominantly located in Southern California. The amount contractually due under the terms of the notes as of March 31, 2012 are $157.3 million. Contractual payments of principal and interest of $0.4 million are due monthly. As of March 31, 2012, Kennedy Wilson expects to accrete $11.1 million in interest income from loan pool participations over the total estimated collection period. During the three months ended March 31, 2012 Kennedy Wilson recognized a $1.7 million reduction in accretion in the loan pool due to an increase in the estimated resolution periods as well as foreclosure on certain

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

underlying real estate collateral in the accompanying consolidated statement of operations. During the three months ended March 31, 2011, Kennedy Wilson recognized $2.1 million of interest income from loan pool participations in the accompanying consolidated statement of operations.
From acquisition through March 31, 2012, Kennedy Wilson has accreted $14.3 million of interest on loan pool participations included in the accompanying consolidated balance sheet.

NOTE 7—MARKETABLE SECURITIES
During the three months ended March 31, 2012, Kennedy Wilson sold a portion of its marketable securities and recognized a gain on the sale of $2.9 million, including foreign currency effects, which is included in the accompanying consolidated statements of operations.
At March 31, 2012, the remaining marketable securities had a cost basis of $11.5 million and a fair value of $13.5 million. The difference included unrealized gains of $2.0 million which is included in other comprehensive income in the accompanying consolidated statement of equity and consolidated statements of comprehensive income.

NOTE 8—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
FAIR VALUE MEASUREMENTS—The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of March 31, 2012:

	Level 1	Level 2	Level 3	Total
Marketable securities	$13,571,000	$—	$—	$13,571,000
Investment in joint ventures	—	—	51,139,000	51,139,000
	$13,571,000	$—	$51,139,000	$64,710,000
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Marketable securities	$23,005,000	$—	$—	$23,005,000
Investment in joint ventures	—	—	51,382,000	51,382,000
	$23,005,000	$—	$51,382,000	$74,387,000

Kennedy Wilson's investment in marketable securities are classified as available-for-sale and are stated at fair value based upon observed market prices (Level 1 in the fair value hierarchy). Unrealized holding gains on these securities are included in accumulated other comprehensive income.
The following table presents changes in Level 3 investments for the three months ended March 31, 2012 and 2011, respectively:

	Three months ended March 31,
	2012	2011
Beginning balance	$51,382,000	$34,654,000
Unrealized and realized gains	—	82,000
Unrealized and realized losses	(32,000)	—
Purchases	31,000	—
Sales	(242,000)	(50,000)
Ending balance	$51,139,000	$34,686,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

The change in unrealized and realized gains and losses are included in equity in joint venture (loss) income in the accompanying statements of operations.
There was no material change and a loss of $1.1 million in unrealized gains and losses on Level 3 investments during the three months ended March 31, 2012 and 2011, respectively, for investments still held as of March 31, 2012.
Kennedy Wilson records its investment in KW Property Fund III, L.P., Kennedy Wilson Real Estate Fund IV, L.P., and SG KW Venture I, LLC (the "Funds") based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. The Funds report their investments at fair value based on valuations of the underlying real estate and real estate related assets and their related indebtedness secured by real estate. The valuations of real estate, real estate related assets, and indebtedness are based on management estimates of the assets and liabilities using a combination of the income and market approach. There was no material change in the fair value of these investments for the three months ended March 31, 2012. During the three months ended March 31, 2011, Kennedy Wilson recorded an increase in fair value of $0.1 million in equity in joint venture income in the consolidated statements of operations. Kennedy Wilson’s investment balance in the Funds was $23.3 million and $23.4 million at March 31, 2012 and December 31, 2011, respectively, which are included in investments in joint ventures in the accompanying consolidated balance sheets. As of March 31, 2012 and December 31, 2011, Kennedy Wilson has unfunded capital commitments to the Funds in the amounts of $6.1 million and $9.2 million, respectively.
FAIR VALUE OPTION—Additionally, Kennedy Wilson elected to use the fair value option for two investments in joint venture entities that were acquired during 2008. Kennedy Wilson elected to record these investments at fair value to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. There was no material change in fair value of these investments during the three months ended March 31, 2012 and 2011. Kennedy Wilson determines the fair value of these investments based upon the income approach, utilizing estimates of future cash flows, discount rates and liquidity risks. As of March 31, 2012 and December 31, 2011, these two investments had fair values of $27.8 million and $27.9 million, respectively.
In estimating fair value of real estate held by the Funds and two fair value option investments, Kennedy Wilson considers significant inputs such as capitalization and discount rates. The table below describes the range of inputs for real estate assets:

Estimated rates used for
	Capitalization rates	Discount Rates
Multifamily	5.00% — 7.00%	7.50% — 8.75%
Office	6.25% — 8.00%	7.75% — 9.00%
Land and condominium units	n/a	8.00% — 12.00%
Loan	n/a	8.7%
In valuing real estate related assets and indebtedness, Kennedy Wilson considers significant inputs such as the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by Kennedy Wilson for these types of investments range from 2.25% to 10.6%.
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
FAIR VALUE OF FINANCIAL INSTRUMENTS—The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities, accrued salaries and benefits, deferred and accrued income taxes, and income tax receivable approximate fair value due to their short-term maturities. The carrying value of notes receivable (excluding related party notes receivable as they are presumed not to be an arm’s length transaction) approximate fair value as they are negotiated based upon the fair value of loans with similar characteristics. Bank lines of credit and debt approximate fair value as the terms are comparable to the terms currently being offered to Kennedy Wilson.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

NOTE 9—SENIOR NOTES
In April 2011, Kennedy-Wilson, Inc., a wholly-owned subsidiary of Kennedy Wilson, in a private placement, issued $200 million in aggregate principal amount of 8.750% senior notes due April 1, 2019 with an effective yield of 8.875% and an additional $50 million in aggregate principal amount of 8.750% senior notes due April 1, 2019 with an effective yield of 8.486%. Interest on the notes is payable on April 1 and October 1 of each year. If the notes are redeemed prior to April 1, 2017 a premium must be paid on the redeemed amount. The terms of the notes are governed by an indenture by and among Kennedy-Wilson, Inc., as Issuer; Kennedy Wilson, as parent guarantor; certain subsidiaries of the Issuer, as subsidiary guarantors; and Wilmington Trust FSB, as trustee. In December 2011, Kennedy-Wilson, Inc. commenced a registered exchange offer for its outstanding 8.750% senior notes. The exchange offer was completed in February 2012 and all outstanding notes issued in the private placements were exchanged for registered notes.
The indenture governing the notes contains various restrictive covenants, including, among others, limitations on our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness, to make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stock, engage in transactions with affiliates, create or permit liens on assets, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indenture governing the 8.750% senior notes limits Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of March 31, 2012, Kennedy-Wilson, Inc. was in compliance with this ratio. See Note 16 for the guarantor and non-guarantor financial statements.

NOTE 10—LINE OF CREDIT
In July 2010, Kennedy Wilson entered into a new unsecured revolving credit facility with US Bank and East West Bank, which effectively increased its existing revolving credit facility from $30 million to $75 million, extended the maturity date to August 2013, and established an interest rate floor of 4%. The facility is available for acquisitions and working capital. The facility bears interest at rates ranging from LIBOR plus 2.50% to LIBOR plus 3.00%, with a floor of 4%. The unsecured credit facility requires Kennedy Wilson to maintain (i) a minimum rent adjusted fixed charge coverage ratio (as defined in the unsecured credit facility) of not less than 1.75 to 1.00, measured on a four quarter rolling average basis and (ii) maximum balance sheet leverage (as defined in the unsecured credit facility) of not greater than 1.50 to 1.00, measured at the end of each calendar quarter. As of the most recent quarter end, Kennedy Wilson's adjusted fixed charge coverage ratio was 1.95 to 1.00 and its balance sheet leverage was 0.75 to 1.00. Total available on the line of credit is $75 million. As of March 31, 2012, there were no amounts drawn on the line of credit.

NOTE 11—JUNIOR SUBORDINATED DEBENTURES
In 2007, Kennedy Wilson issued junior subordinated debentures in the amount of $40 million. The debentures were issued to a trust established by Kennedy Wilson, which contemporaneously issued $40 million of trust preferred securities to Merrill Lynch International. The interest rate on the debentures is fixed for the first ten years at 9.06%, and variable thereafter at LIBOR plus 3.70%. Interest is payable quarterly with the principal due in 2037.
The junior subordinated debentures require Kennedy Wilson to maintain (i) a fixed charge coverage ratio (as defined in the indenture governing our junior subordinated debentures) of not less than 1.75 to 1.00, measured on a four quarter rolling basis, and (ii) a ratio of total debt to net worth (as defined in the indenture governing the junior subordinated debentures) of not greater than 3.00 to 1.00 at any time. As of the most recent quarter end, Kennedy Wilson's fixed charge coverage ratio was 2.88 to 1.00 and its ratio of total debt to net worth was 0.78 to 1.00. As of March 31, 2012, Kennedy Wilson was in compliance with these ratios.

NOTE 12—RELATED PARTY TRANSACTIONS
Kennedy Wilson engaged in the following related party transactions during the three months ended March 31, 2012:
During the three months ended March 31, 2012, a noncontrolling entity comprised of Kennedy Wilson executives received $0.4 million in distributions from a joint venture investment as a result of the sale of a multifamily asset.
During the three months ended March 31, 2012 and 2011, the firm of Solomon, Winnett & Rosenfield was paid $47,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

and $58,000, respectively, for income tax services provided by the firm. Jerry Solomon, a partner in the firm and a member of Kennedy Wilson’s board of directors, was paid $8,000 and $7,000, respectively, for director’s fees for the same period.

NOTE 13—EARNINGS PER SHARE
For the three months ended March 31, 2012 and 2011, a total of 18,201,057 and 22,178,931 potentially dilutive securities have not been included in the diluted weighted average shares as Kennedy Wilson has a net loss attributable to common shareholders.

NOTE 14—SEGMENT INFORMATION
Kennedy Wilson's business is defined by two core segments: KW Investments and KW Services. KW Investments invests in multifamily, residential and office properties as well as loans secured by real estate. KW Services provides a full array of real estate-related services to investors and lenders, with a strong focus on financial institution-based clients. Kennedy Wilson’s segment disclosure with respect to the determination of segment profit or loss and segment assets is based on these services and investments.
KW INVESTMENTS—Kennedy Wilson, on its own and through joint ventures, is an investor in real estate, including multifamily, residential and office properties as well as loans secured by real estate.

Substantially all of the revenue—related party was generated via inter-segment activity for the three months ended March 31, 2012 and 2011. Generally, this revenue consists of fees earned on investments in which Kennedy Wilson also has an ownership interest. The amounts representing investments with related parties and non-affiliates are included in the investment segment. No single third party client accounted for 10% or more of Kennedy Wilson's revenue during any period presented in these financial statements.
There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss since the December 31, 2011 financial statements.
KW SERVICES—Kennedy Wilson offers a comprehensive line of real estate services for the full life cycle of real estate ownership and investment to clients that include financial institutions, developers, builders and government agencies. Kennedy Wilson provides auction and conventional sales, property management, investment management, asset management, leasing, construction management, acquisitions, dispositions and trust services.
The following tables summarize Kennedy Wilson’s income activity by segment for the three months ended March 31, 2012 and 2011 and balance sheet data as of March 31, 2012 and December 31, 2011:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Investments
Sale of real estate	$—	$417,000
Rental and other income	1,470,000	738,000
Total revenue	1,470,000	1,155,000
Operating expenses	4,693,000	4,303,000
Depreciation and amortization	822,000	359,000
Total operating expenses	5,515,000	4,662,000
Equity in joint venture income	5,516,000	5,256,000
Interest income from loan pool participations and notes receivable	538,000	2,546,000
Operating income	2,009,000	4,295,000
Gain on sale of marketable securities	2,931,000	—
Realized foreign currency exchange loss	(112,000)	—
Interest income - related party	1,087,000	—
Interest expense	(158,000)	(77,000)
Income from continuing operations	5,757,000	4,218,000
Discontinued operations
Income from discontinued operations, net of income taxes	2,000	—
Loss from sale of real estate, net of income taxes	(212,000)	—
Income before benefit from and provision for income taxes	$5,547,000	$4,218,000
Total assets	$598,218,000	$425,355,000

	Three Months Ended March 31,
	2012	2011
Services
Management and leasing fees and commissions	$3,822,000	$4,000,000
Management and leasing fees and commissions - related party	6,538,000	3,572,000
Total revenue	10,360,000	7,572,000
Operating expenses	7,604,000	5,747,000
Depreciation and amortization	33,000	35,000
Total operating expenses	7,637,000	5,782,000
Operating income	2,723,000	1,790,000
Income before benefit from and provision for income taxes	$2,723,000	$1,790,000
Total assets	$68,661,000	$38,851,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Corporate
Operating expenses	$2,207,000	$2,041,000
Depreciation and amortization	82,000	40,000
Total operating expenses	2,289,000	2,081,000
Operating loss	(2,289,000)	(2,081,000)
Interest income	30,000	38,000
Interest income - related party	—	228,000
Interest expense	(6,012,000)	(1,452,000)
Loss before benefit from (provision for) income taxes	(8,271,000)	(3,267,000)
Benefit from (provision) for income taxes	1,483,000	(663,000)
Net loss	$(6,788,000)	$(3,930,000)
Total assets	$119,614,000	$37,226,000

	Three Months Ended March 31,
	2012	2011
Consolidated
Management fees and commissions	$3,822,000	$4,000,000
Management fees and commissions - related party	6,538,000	3,572,000
Sale of real estate	—	417,000
Rental and other income	1,470,000	738,000
Total revenue	11,830,000	8,727,000
Operating expenses	14,504,000	12,091,000
Depreciation and amortization	937,000	434,000
Total operating expenses	15,441,000	12,525,000
Equity in joint venture income	5,516,000	5,256,000
Interest income from loan pool participations and notes receivable	538,000	2,546,000
Operating income	2,443,000	4,004,000
Interest income	30,000	38,000
Interest income - related party	1,087,000	228,000
Gain on sale of marketable securities	2,931,000	—
Realized foreign currency exchange loss	(112,000)	—
Interest expense	(6,170,000)	(1,529,000)
Income from continuing operation before benefit from (provision for) income taxes	209,000	2,741,000
Benefit from (provision) for income taxes	1,483,000	(663,000)
Income from continuing operations	1,692,000	2,078,000
Discontinued operations
Income from discontinued operations, net of income taxes	2,000	—
Loss from sale of real estate, net of income taxes	(212,000)	—
Net income	$1,482,000	$2,078,000
Total assets	$786,493,000	$501,432,000

NOTE 15—INCOME TAXES
In determining quarterly provisions for income taxes, Kennedy Wilson uses an effective tax rate based on actual year-to-date income and statutory tax rates. The effective tax rate also reflects Kennedy Wilson's assessment of the ultimate outcome of

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

tax audits.
The fluctuations between periods in the Company's effective tax rate are mainly due to varying levels of income and amounts attributable to foreign source income and non-controlling interests. Permanent differences that impact the Company's effective rate as compared to the U.S. federal statutory rate of 34% were not materially different in amount for all periods. The difference between the U.S. federal rate of 34% and the Company's effective rate is attributable to the taxation of foreign sourced income taxes being taxed at rates lower than the U.S. domestic rate and income attributable to non-controlling interests.

NOTE 16—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of March 31, 2012 and December 31, 2011; consolidating statements of operations for the three months ended March 31, 2012 and 2011; consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011; and condensed consolidating statements of cash flows for the three months ended March 31, 2012 and 2011, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries

Included in the guarantor subsidiaries column below are data for certain guarantor subsidiaries that were less than 100% owned by Kennedy Wilson as of December 31, 2010. Such guarantor subsidiaries were restructured prior to the exchange offer for Kennedy-Wilson, Inc.'s outstanding 8.750% senior notes such that Kennedy Wilson now owns 100% of all of the guarantor subsidiaries. As a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of March 31, 2012.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF March 31, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$102,042,000	$5,336,000	$14,939,000	$—	$122,317,000
Accounts receivable	—	473,000	1,997,000	1,065,000	—	3,535,000
Accounts receivable — related parties	—	3,541,000	7,094,000	8,902,000	—	19,537,000
Notes receivable	—	862,000	6,388,000	1,000,000	—	8,250,000
Notes receivable — related parties	—	34,830,000	—	—	—	34,830,000
Real estate, net of accumulated depreciation	—	—	48,724,000	64,066,000	—	112,790,000
Investments in joint ventures	—	10,452,000	312,770,000	13,477,000	—	336,699,000
Investments in and advances to consolidated subsidiaries	414,872,000	563,050,000	81,057,000	—	(1,058,979,000)	—
Investment in loan pool participations	—	—	91,162,000	—	—	91,162,000
Marketable securities	—	13,538,000	33,000	—	—	13,571,000
Other assets	—	13,762,000	2,564,000	3,511,000	—	19,837,000
Goodwill	—	—	17,216,000	6,749,000	—	23,965,000
Total Assets	$414,872,000	$742,550,000	$574,341,000	$113,709,000	$(1,058,979,000)	$786,493,000

Liabilities and equity
Liabilities
Accounts payable	$52,000	$606,000	$166,000	$173,000	$—	$997,000
Accrued expenses and other liabilities	3,103,000	14,312,000	5,585,000	4,461,000	—	27,461,000
Accrued salaries and benefits	—	1,051,000	980,000	270,000	—	2,301,000
Deferred tax liability	—	22,311,000	169,000	191,000	—	22,671,000
Senior notes payable	—	249,398,000	—	—	—	249,398,000
Mortgage loans payable	—	—	4,391,000	26,357,000	—	30,748,000
Junior subordinated debentures	—	40,000,000	—	—	—	40,000,000
Total liabilities	3,155,000	327,678,000	11,291,000	31,452,000	—	373,576,000

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	411,717,000	414,872,000	563,050,000	81,057,000	(1,058,979,000)	411,717,000
Noncontrolling interests	—	—	—	1,200,000	—	1,200,000
Total equity	411,717,000	414,872,000	563,050,000	82,257,000	(1,058,979,000)	412,917,000
Total liabilities and equity	$414,872,000	$742,550,000	$574,341,000	$113,709,000	$(1,058,979,000)	$786,493,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

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

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Management and leasing fees	$—	$20,000	$1,590,000	$1,546,000	$—	$3,156,000
Management and leasing fees — related party	—	—	2,394,000	3,191,000	—	5,585,000
Commissions	—	43,000	562,000	61,000	—	666,000
Commissions — related party	—	—	953,000	—	—	953,000
Rental and other income	—	—	156,000	1,314,000	—	1,470,000
Total revenue	—	63,000	5,655,000	6,112,000	—	11,830,000
Operating expenses
Commission and marketing expenses		—	899,000	66,000	—	965,000
Compensation and related expenses	871,000	3,027,000	2,972,000	2,130,000	—	9,000,000
General and administrative	—	1,735,000	938,000	996,000	—	3,669,000
Depreciation and amortization	—	82,000	93,000	762,000		937,000
Rental operating expenses	—	—	240,000	630,000	—	870,000
Total operating expenses	871,000	4,844,000	5,142,000	4,584,000	—	15,441,000
Equity in joint venture income	—	65,000	202,000	5,249,000	—	5,516,000
Interest income from loan pool participations and notes receivable	—	—	518,000	20,000	—	538,000
Income from consolidated subsidiaries	2,353,000	7,356,000	6,380,000	—	(16,089,000)	—
Operating income	1,482,000	2,640,000	7,613,000	6,797,000	(16,089,000)	2,443,000
Non-operating income (expense)
Interest income	—	30,000	—	—	—	30,000
Interest income — related party	—	1,087,000	—	—	—	1,087,000
Gain on sale of marketable securities	—	2,931,000	—	—	—	2,931,000
Realized foreign currency exchange loss	—	(112,000)	—	—	—	(112,000)
Interest expense	—	(5,706,000)	(47,000)	(417,000)	—	(6,170,000)
Income from continuing operations before benefit from income taxes	1,482,000	870,000	7,566,000	6,380,000	(16,089,000)	209,000
Benefit from income taxes	—	1,483,000	—	—	—	1,483,000
Income from continuing operations	1,482,000	2,353,000	7,566,000	6,380,000	(16,089,000)	1,692,000
Discontinued operations
Income from discontinued operations, net of income taxes	—	—	2,000	—	—	2,000
Loss from sale of real estate, net of income taxes	—	—	(212,000)	—	—	(212,000)
Net income	1,482,000	2,353,000	7,356,000	6,380,000	(16,089,000)	1,482,000
Net income attributable to the noncontrolling interests	—	—	—	(2,798,000)	—	(2,798,000)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	1,482,000	2,353,000	7,356,000	3,582,000	(16,089,000)	(1,316,000)
Preferred dividends and accretion of preferred stock issuance costs	(2,036,000)	—	—	—	—	(2,036,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(554,000)	$2,353,000	$7,356,000	$3,582,000	$(16,089,000)	$(3,352,000)

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Management and leasing fees	$—	$61,000	$1,617,000	$771,000	$—	$2,449,000
Management and leasing fees—related party	—	—	2,305,000	257,000	—	2,562,000
Commissions	—	346,000	1,175,000	30,000	—	1,551,000
Commissions—related party	—	—	1,010,000	—	—	1,010,000
Sale of real estate	—	—	417,000	—	—	417,000
Rental and other income	—	—	223,000	515,000	—	738,000
Total revenue	—	407,000	6,747,000	1,573,000	—	8,727,000
Operating expenses
Commission and marketing expenses	—	—	572,000	66,000	—	638,000
Compensation and related expenses	1,167,000	2,615,000	3,354,000	696,000	—	7,832,000
Cost of real estate sold	—	—	397,000	—	—	397,000
General and administrative	—	1,581,000	1,018,000	214,000	—	2,813,000
Depreciation and amortization	—	40,000	214,000	180,000	—	434,000
Rental operating expenses	—	—	263,000	148,000	—	411,000
Total operating expenses	1,167,000	4,236,000	5,818,000	1,304,000	—	12,525,000
Equity in joint venture income	—	—	5,280,000	(24,000)	—	5,256,000
Interest income from loan pool participations and notes receivable	—	12,000	2,514,000	20,000	—	2,546,000
Income from consolidated subsidiaries	3,245,000	8,660,000	135,000	—	(12,040,000)	—
Operating income	2,078,000	4,843,000	8,858,000	265,000	(12,040,000)	4,004,000
Non-operating income (expense)
Interest income	—	38,000	—	—	—	38,000
Interest income—related party	—	228,000	—	—	—	228,000
Interest expense	—	(1,201,000)	(198,000)	(130,000)	—	(1,529,000)
Income from continuing operations before provision for income taxes	2,078,000	3,908,000	8,660,000	135,000	(12,040,000)	2,741,000
Provision for income taxes	—	(663,000)	—	—	—	(663,000)
Net income	2,078,000	3,245,000	8,660,000	135,000	(12,040,000)	2,078,000
Net income attributable to the noncontrolling interests	—	—	(1,033,000)	(5,000)	—	(1,038,000)
Net income attributable to Kennedy-Wilson Holdings, Inc.	2,078,000	3,245,000	7,627,000	130,000	(12,040,000)	1,040,000
Preferred stock dividends and accretion of issuance costs	(2,036,000)	—	—	—	—	(2,036,000)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$42,000	$3,245,000	$7,627,000	$130,000	$(12,040,000)	$(996,000)
—————
(1)    Included in the guarantor subsidiaries column above are data for certain subsidiaries that were less than 100% owned by Kennedy Wilson during the three months ended March 31, 2011. Such guarantor subsidiaries were restructured prior to registering the notes such that Kennedy Wilson now owns 100% of all the guarantor subsidiaries. As a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for such guarantor subsidiaries.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net Income	$1,482,000	$2,353,000	$7,356,000	$6,380,000	$(16,089,000)	$1,482,000

Other comprehensive income (loss), net of tax:
Unrealized holding gains on available for sale securities	—	5,463,000	—	—	—	5,463,000
Unrealized foreign currency translation loss	—	96,000	(3,007,000)	44,000	—	(2,867,000)
Unrealized forward contract foreign currency gain	—	—	3,988,000	—	—	3,988,000
Total other comprehensive income (loss) for the period	$—	$5,559,000	$981,000	$44,000	$—	$6,584,000

Comprehensive income	$1,482,000	$7,912,000	$8,337,000	$6,424,000	$(16,089,000)	$8,066,000
Comprehensive income attributable to noncontrolling interests	—	—	—	(2,798,000)	—	(2,798,000)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$1,482,000	$7,912,000	$8,337,000	$3,626,000	$(16,089,000)	$5,268,000

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2011

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net Income	$2,078,000	$3,245,000	$8,660,000	$135,000	$(12,040,000)	$2,078,000

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation loss	—	—	(1,611,000)	—	—	(1,611,000)
Unrealized forward contract foreign currency gain	—	—	724,000	—	—	724,000
Total other comprehensive loss for the period	$—	$—	$(887,000)	$—	$—	$(887,000)

Comprehensive income	$2,078,000	$3,245,000	$7,773,000	$135,000	$(12,040,000)	$1,191,000
Comprehensive income attributable to noncontrolling interests	—	—	(1,033,000)	(5,000)	—	(1,038,000)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$2,078,000	$3,245,000	$6,740,000	$130,000	$(12,040,000)	$153,000

—————
(1)    Included in the guarantor subsidiaries column above are data for certain subsidiaries that were less than 100% owned by Kennedy Wilson during the three months ended March 31, 2011. Such guarantor subsidiaries were restructured prior to registering the notes such that Kennedy Wilson now owns 100% of all the guarantor subsidiaries. As a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for such guarantor subsidiaries.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities	$—	$(15,708,000)	$9,741,000	$(5,931,000)	$(11,898,000)
Cash flows from investing activities:
Additions to notes receivable	—	—	(61,000)	—	(61,000)
Additions to notes receivable—related party	—	(1,561,000)	—	—	(1,561,000)
Net proceeds from sale of real estate	—	—	17,905,000	—	17,905,000
Purchases of and additions to real estate	—	—	(15,689,000)	275,000	(15,414,000)
Proceeds from sales of marketable securities	—	21,386,000	—	—	21,386,000
Investing distributions from joint ventures	—	—	10,396,000	65,000	10,461,000
Contributions to joint ventures	—	(1,203,000)	(4,115,000)	—	(5,318,000)
(Investments in) distributions from consolidated subsidiaries, net	4,139,000	3,316,000	(15,355,000)	7,900,000	—
Net cash (used in) provided by investing activities	4,139,000	21,938,000	(6,919,000)	8,240,000	27,398,000
Cash flow from financing activities:
Repurchase of common stock	(41,000)	—	—	—	(41,000)
Dividends paid	(4,098,000)	—	—	—	(4,098,000)
Distributions to noncontrolling interests	—	—	—	(4,931,000)	(4,931,000)
Net cash provided by (used in) financing activities	(4,139,000)	—	—	(4,931,000)	(9,070,000)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	(39,000)	—	(39,000)
Net change in cash and cash equivalents	—	6,230,000	2,783,000	(2,622,000)	6,391,000
Cash and cash equivalents, beginning of year	—	95,812,000	2,553,000	17,561,000	115,926,000
Cash and cash equivalents, end of year	$—	$102,042,000	$5,336,000	$14,939,000	$122,317,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2011

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Consolidated Total
Cash flows (used in) provided by operating activities:	$—	$(12,182,000)	$108,000	$27,000	$(12,047,000)
Cash flows from investing activities:
Settlements of notes receivable	—	—	312,000	—	312,000
Additions to notes receivable - related party	—	(2,912,000)	—	—	(2,912,000)
Net proceeds from sale of real estate	—	—	332,000	—	332,000
Distributions from joint ventures	—	—	2,728,000	235,000	2,963,000
Contributions to joint ventures	—	(2,000,000)	(14,672,000)	(440,000)	(17,112,000)
Contributions to loan pool participations	—	—	(82,000)	—	(82,000)
(Investment in) distributions from consolidated subsidiaries, net	2,056,000	(11,215,000)	8,287,000	872,000	—
Net cash provided by (used in) investing activities	2,056,000	(16,127,000)	(3,095,000)	667,000	(16,499,000)
Cash flow from financing activities:
Repayment of notes payable	—	(1,400,000)	—	—	(1,400,000)
Borrowings under lines of credit	—	19,000,000	—	—	19,000,000
Borrowings under mortgage loans payable	—	—	5,076,000	—	5,076,000
Repayment of mortgage loans payable	—	—	(44,000)	(827,000)	(871,000)
Debt issue costs	—	(45,000)	—	—	(45,000)
Repurchase of common stock	(31,000)	—	—	—	(31,000)
Dividends paid	(2,025,000)	—	—	—	(2,025,000)
Contributions from noncontrolling interests	—	—	377,000	—	377,000
Distributions to noncontrolling interests	—	—	(302,000)	(32,000)	(334,000)
Net cash (used in) provided by financing activities	(2,056,000)	17,555,000	5,107,000	(859,000)	19,747,000
Effect of currency exchange rate changes on cash and cash equivalents	—	—	(2,676,000)	—	(2,676,000)
Net change in cash and cash equivalents	—	(10,754,000)	(556,000)	(165,000)	(11,475,000)
Cash and cash equivalents, beginning of period	—	42,793,000	3,350,000	825,000	46,968,000
Cash and cash equivalents, end of period	$—	$32,039,000	$2,794,000	$660,000	$35,493,000

—————
(1)    Included in the guarantor subsidiaries column above are data for certain subsidiaries that were less than 100% owned by Kennedy Wilson during the three months ended March 31, 2011. Such guarantor subsidiaries were restructured prior to registering the notes such that Kennedy Wilson now owns 100% of all the guarantor subsidiaries. As a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for such guarantor subsidiaries.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

NOTE 17—SUBSEQUENT EVENTS
During April 2012, Kennedy Wilson sold two of its multifamily properties for a total of $154 million. Net proceeds of $64.0 million were distributed to Kennedy Wilson and its equity partners, including $18.5 million to Kennedy Wilson.
During May 2012, Kennedy Wilson drew $30.0 million on its line of credit, bringing the outstanding balance to $30.0 million and availability to $45.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations contains forward-looking statements within the meaning of the federal securities laws. See the discussion under the heading “Forward-Looking Statements” elsewhere in this report. Unless specifically noted otherwise, as used throughout this Management’s Discussion and Analysis section, “we,” “our,” "us," "the Company" or “Kennedy Wilson” refers to the business, operations and financial results of Kennedy-Wilson Holdings, Inc. and its subsidiaries.

Overview
Founded in 1977, we are an international real estate investment and services firm. We have grown from a real estate auction business into a vertically-integrated real estate operating company with approximately 300 professionals in 23 offices throughout the U.S., United Kingdom, Ireland and Japan. Based on management's estimate of fair value as of March 31, 2012, we have approximately $11.8 billion of real estate and real estate related assets under our management ("AUM"), totaling over 58 million square feet of properties throughout the U.S., Europe and Japan. This includes ownership in 13,115 multifamily apartment units, of which 204 units are owned by our consolidated subsidiaries and 12,911 are held in joint ventures.
AUM generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, and investments in joint ventures. Our AUM is intended principally to reflect the extent of our presence in the real estate market, not the basis for determining our management fees. Our material assets under management consist of the total estimated fair value of the real estate properties and other assets either owned by third parties, wholly-owned by us or held by joint ventures and other entities in which our sponsored funds or investment vehicles and client accounts have invested. Committed (but unfunded) capital from investors in our sponsored funds is not included in this component of our AUM. The estimated value of development properties is included at estimated completion cost.
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

The following table describes our investment account (Kennedy Wilson's equity in real estate, marketable securities, and loan investments), which includes the following financial statement captions and is derived from our consolidated balance sheet , as of March 31, 2012 and December 31, 2011 (dollars in millions):

	March 31, 2012	December 31, 2011
Investment in joint ventures	$336.7	$343.4
Real estate	112.8	115.9
Mortgage debt	(30.7)	(30.7)
Notes receivable	43.1	41.2
Loan pool participations	91.2	90.0
Marketable securities	13.6	23.0
	$566.7	$582.8
The following table breaks down our investment account information derived from our consolidated balance sheet by investment type and geographic location as of March 31, 2012:

	Dollars in millions
	Multifamily	Loans Secured by Real Estate	Office	Residential (1)	Other	Total
West Coast of United States	$126.4	$103.7	$51.5	$4.9	$—	$286.5
Japan	106.2	—	8.9	—	—	115.1
Hawaii	—	7.2	—	73.9	—	81.1
United Kingdom and Ireland	—	63.9	—	—	13.6	77.5
Other	0.3	—	0.7	0.1	5.4	6.5
Total	$232.9	$174.8	$61.1	$78.9	$19.0	$566.7
The following table breaks down our investment account information derived from our consolidated balance sheet by investment type and geographic location as of December 31, 2011:

	Dollars in millions
	Multifamily	Loans Secured by Real Estate	Office	Residential (1)	Other	Total
West Coast of United States	$131.3	$99.4	$52.3	$5.8	$—	$288.8
Japan	112.1	—	9.3	—	—	121.4
Hawaii	—	7.1	—	72.6	—	79.7
United Kingdom and Ireland	—	60.0	—	—	23.0	83.0
Other	0.2	4.8	0.7	0.1	4.1	9.9
Total	$243.6	$171.3	$62.3	$78.5	$27.1	$582.8
—————
(1)    Includes for-sale residential properties, condominiums and residential land.
Kennedy Wilson's Recent Highlights
Balance Sheet

•
Our investment account (Kennedy Wilson's equity in real estate, joint ventures, loan investments, and marketable securities) decreased by 3% to $566.7 million from $582.8 million at December 31, 2011 due primarily to sales of real estate and marketable securities and resolution of loan investments.

•
The Company received distributions from joint ventures and loan pool participations of $18.5 million during the three months ended March 31, 2012 as compared to $3.4 million for the same period in 2011, an increase of $15.1 million.

•	Our cash position increased to $122.3 million at March 31, 2012 versus $115.9 million as of December 31, 2011.

•	Our corporate debt to book equity as of March 31, 2012 was 0.7 to 1.0.

•	Our deal-level leverage stood at 53% as of March 31, 2012.
Operating metrics

•	During the three months ended March 31, 2012, the Company achieved an adjusted EBITDA of $19.2 million, a 27% increase from $15.1 million for the same period in 2011.

•	During the three months ended March 31, 2012, the investments business achieved an EBITDA of $17.7 million, a 28% increase from $13.8 million for the same period in 2011.

•	During the three months ended March 31, 2012, the services business achieved an EBITDA of $2.8 million, a 56% increase from $1.8 million for the same period in 2011.
Acquisition/disposition program

•	During the three months ended March 31, 2012, the Company and its equity partners closed or are under contract to close approximately $441.0 million of real estate related investments. Since January 1, 2010, acquisitions total approximately $5.6 billion.

•	During the three months ended March 31, 2012, the Company and its equity partners sold a 180-unit apartment building for a total gain of $16.0 million of which our share was $2.2 million.

•	During the three months ended March 31, 2012, the Company sold a portion of its marketable securities for a net gain of $2.9 million.

•
Subsequent to March 31, 2012, the Company and its equity partners sold a 213-unit residential tower and a 440-unit apartment building for combined gains of approximately $15.0 million of which our share was $5.5 million.

•	As of May 4, 2012, the Company and its equity partners apartment portfolio, including units sold and deals under contract, totals 13,876 units.
Services business

•	Management and leasing fees increased by 74% to $8.7 million for the three months ended March 31, 2012 from $5.0 million for the same period in 2011, driven primarily by higher asset management fees.

•	Commissions decreased by 38% to $1.6 million for the three months ended March 31, 2012 from $2.6 million for the same period in 2011, driven primarily by higher acquisition fees in 2011.
Debt financing

•
Since January 1, 2011, the Company and its equity partners have completed over $1.7 billion of property financings (including approximately $976.3 million of refinancings) at an average interest rate of 4.1% and a weighted average maturity of 4.1 years.

United Kingdom and Ireland

•
In December 2011, we and our equity partners acquired a loan pool secured by real estate located in the United Kingdom with an unpaid principal balance of $2.1 billion. As of May 4, 2012, the unpaid principal balance was $1.4 billion due to loan resolutions of approximately $688.6 million, representing 33% of the pool.

•
On March 13, 2012, we announced a €250 million capital commitment from Fairfax Financial Holdings to acquire real estate and loans secured by real estate in the United Kingdom and Ireland. Subsequent to March 31, 2012, we entered into a contract to close our first investment within this platform - the historic 210-unit Gasworks apartment building in Dublin, Ireland located adjacent to Google's European headquarters.

Japan

•	Maintained 95% occupancy in 50 apartment buildings with over 2,400 units.

•	Refinanced approximately $80 million of property level debt for 5 years at an interest rate of 1.6%.

•	Since September 2010, we have distributed a total of $44.7 million of which our share was $20.9 million.

Results of Operations
The following table sets forth items derived from our consolidated statement of operations for the three months periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Revenue
Management and leasing fees	$8,741,000	$5,011,000
Commissions	1,619,000	2,561,000
Sale of real estate	—	417,000
Rental and other income	1,470,000	738,000
Total revenue	11,830,000	8,727,000
Operating expenses
Commission and marketing expenses	965,000	638,000
Compensation and related expenses	9,000,000	7,832,000
Cost of real estate sold	—	397,000
General and administrative	3,669,000	2,813,000
Depreciation and amortization	937,000	434,000
Rental operating expenses	870,000	411,000
Total operating expenses	15,441,000	12,525,000
Equity in joint venture income	5,516,000	5,256,000
Interest income from loan pool participations and notes receivable	538,000	2,546,000
Operating income	2,443,000	4,004,000
Non-operating income (expense)
Interest income	1,117,000	266,000
Gain on sale of marketable securities	2,931,000	—
Realized foreign currency exchange loss	(112,000)	—
Interest expense	(6,170,000)	(1,529,000)
Income from continuing operation before benefit from (provision for) income taxes	209,000	2,741,000
Benefit from (provision for) income taxes	1,483,000	(663,000)
Income from continuing operations	1,692,000	2,078,000
Income from discontinued operations, net of income taxes	2,000	—
Loss from sale of real estate, net of income taxes	(212,000)	—
Net income	1,482,000	2,078,000
Net income attributable to the noncontrolling interests	(2,798,000)	(1,038,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc.	(1,316,000)	1,040,000
Preferred dividends and accretion of preferred stock issuance costs	(2,036,000)	(2,036,000)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(3,352,000)	$(996,000)
EBITDA (1)	$18,291,000	$13,895,000
Adjusted EBITDA (2)	$19,162,000	$15,062,000
—————
(1)    EBITDA represents net income before interest expense, our share of interest expense included in income from investments in joint ventures and loan pool participations, depreciation and amortization, our share of depreciation and amortization included in income from investments in joint ventures, and income taxes. We do not adjust EBITDA for gains or losses on the extinguishment of mortgage debt as we are in the business of purchasing discounted notes secured by real estate and, in connection with these note purchases, we may resolve these loans through discounted payoffs with the borrowers. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net earnings as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Our presentation of EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. EBITDA is not calculated under GAAP and should not be considered in isolation or as a substitute for net income, cash flows or other financial data prepared in accordance with GAAP or as a measure of our overall profitability or liquidity.  Our management believes EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations.
(2)    Adjusted EBITDA represents EBITDA, as defined above, adjusted to exclude stock based compensation expense.  Our management uses Adjusted EBITDA to analyze our business because it adjusts EBITDA for items we believe do not have an accurate reflection of the nature of our business going forward. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations. However, EBITDA and Adjusted EBITDA are not recognized measurements under GAAP and when analyzing our operating performance, readers should use EBITDA and Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as tax and debt service payments. The amounts shown for EBITDA and Adjusted EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.
We use certain non-GAAP measures to analyze our business including EBITDA(1) and Adjusted EBITDA(2) , which are calculated as follows:

	Three Months Ended
	March 31,
	2012	2011
Net income	$1,482,000	$2,078,000
Add back:
Interest expense	6,170,000	1,529,000
Kennedy Wilson's share of interest expense included in investment in joint ventures and loan pool participations	7,285,000	5,466,000
Depreciation and amortization	937,000	434,000
Kennedy Wilson's share of depreciation and amortization included in investment in joint ventures	3,900,000	3,725,000
(Benefit from) provision for income taxes	(1,483,000)	663,000
EBITDA (1)	18,291,000	13,895,000
Add back:
Stock-based compensation	871,000	1,167,000
Adjusted EBITDA (2)	$19,162,000	$15,062,000
—————
(1)  (2)  See definitions in previous discussion.

The following tables summarize revenue, operating expenses, non-operating expenses, operating income (loss) and net income (loss) and calculates EBITDA(1) and Adjusted EBITDA(2) by our investments and services operating segments and corporate for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
Investments
Rental and other income and sale of real estate	$1,470,000	$1,155,000
Operating expenses	(5,515,000)	(4,662,000)
Equity in joint venture income	5,516,000	5,256,000
Interest income from loan pool participations and notes receivable	538,000	2,546,000
Operating income	2,009,000	4,295,000
Gain on sale of marketable securities	2,931,000	—
Realized foreign currency exchange loss	(112,000)	—
Interest income - related party	1,087,000	—
Interest expense	(158,000)	(77,000)
Income from continuing operations	5,757,000	4,218,000
Discontinued operations
Income from discontinued operations, net of income taxes	2,000	—
Loss from sale of real estate, net of income taxes	(212,000)	—
Net income	5,547,000	4,218,000
Add back:
Interest expense	158,000	77,000
Kennedy Wilson's share of interest expense included in investment in joint ventures and loan pool participation	7,285,000	5,466,000
Depreciation and amortization	822,000	359,000
Kennedy Wilson's share of depreciation and amortization included in investment in joint ventures	3,900,000	3,725,000
EBITDA and Adjusted EBITDA (1) (2)	$17,712,000	$13,845,000

	Three Months Ended
	March 31,
	2012	2011
Services
Management and leasing fees and commissions	$10,360,000	$7,572,000
Operating expenses	(7,637,000)	(5,782,000)
Operating income	2,723,000	1,790,000
Net income	2,723,000	1,790,000
Add back:
Depreciation and amortization	33,000	35,000
EBITDA and Adjusted EBITDA (1) (2)	$2,756,000	$1,825,000

—————

(1)  (2) See definitions in previous discussion.

	Three Months Ended
	March 31,
	2012	2011
Corporate:
Operating expenses	$(2,289,000)	$(2,081,000)
Operating loss	(2,289,000)	(2,081,000)
Interest income	30,000	38,000
Interest income - related party	—	228,000
Interest expense	(6,012,000)	(1,452,000)
Benefit from (provision for) income taxes	1,483,000	(663,000)
Net loss	(6,788,000)	(3,930,000)
Add back:
Interest expense	6,012,000	1,452,000
Depreciation and amortization	82,000	40,000
(Benefit from) provision for income taxes	(1,483,000)	663,000
EBITDA (1)	(2,177,000)	(1,775,000)
Add back:
Stock based compensation	871,000	1,167,000
Adjusted EBITDA (2)	$(1,306,000)	$(608,000)

—————
(1)  (2) See definitions in previous discussion.

Our Consolidated Financial Results: Three Months Ended March 31, 2012 compared to the Three Months Ended March 31, 2011
Our revenues for the three months ended March 31, 2012 and 2011 were $11.8 million and $8.7 million, respectively. Total operating expenses for the same periods were $15.4 million and $12.5 million, respectively, and net loss attributable to our common shareholders was $3.4 million and $1.0 million, respectively. Adjusted EBITDA was $19.2 million and $15.1 million, respectively, for the three months ended March 31, 2012 and 2011.
Revenues
Investments Segment Revenues
Rental and other income increased to $1.5 million for the three months ended March 31, 2012 from $0.7 million for the same period in 2011. The $0.8 million increase is due to our foreclosure on four assets in the consolidated loan portfolio and the acquisition of an approximately 200,000 square foot office portfolio in Oakland, California, in the latter half of 2011.
During the three months ended March 31, 2011, we sold a controlling interest in land in Kent, Washington, generating $0.4 million of proceeds in sale of real estate.
Services Segment Revenues
Third Party Services - These are management and leasing fees as well as commissions earned from third parties and relate to assets in which we do not have an ownership interest.
Our third party management and leasing services increased to $3.2 million for the three months ended March 31, 2012 as compared to approximately $2.4 million for the same period in 2011. The 33% increase primarily relates to our acquisition of the real estate investment management division of the Bank of Ireland in the latter half of 2011 which provided additional asset management fees of $0.7 million.
Our third party commission revenues were $0.7 million for the three months ended March 31, 2012 as compared to approximately $1.6 million for the same period in 2011. During the three months ended March 31, 2012 we had a decrease in auction sales as compared to the same period in 2011.
Related Party Services - These are management and leasing fees as well as commissions earned from our equity partners and relate to assets in which we have an ownership interest.
Our related party management and leasing services generated revenues of $5.6 million for the three months ended March 31, 2012 as compared to approximately $2.6 million for the same period in 2011. The $3.0 million increase primarily relates to our acquisition of the UK-based loan pool in the latter half of 2011, which provided additional asset management fees of $2.2 million. In addition, due to our acquisition activity in the latter half of 2011, we generated an additional $0.8 million in management and leasing fees.
Our related party commission revenues were flat at $1.0 million for the three month periods ended March 31, 2012 and 2011.
Operating Expenses
Operating expenses for the three months ended March 31, 2012 were approximately $15.4 million, as compared to $12.1 million (not including cost of real estate sold) for the same period in 2011. This increase in operating expenses is a result of the growth in the size of our company as well as the increase in revenues. Revenues before sales of real estate increased approximately 42% for the three months ended March 31, 2012 as compared to the same period in 2011 while operating expenses before cost of real estate sold increased only 27% in the three months ended March 31, 2012 as compared to the same period in 2011. Additionally, Adjusted EBITDA grew by 27% for the three months ended March 31, 2012 as compared to the same period in 2011.
Investments Segment Operating Expenses
Operating expenses for the three months ended March 31, 2012 increased to $5.5 million compared to $4.7 million for the same period in 2011. The increase is mainly attributable to increases of $0.5 million in rental operating expenses and $0.5 million in depreciation and amortization due to our foreclosure of four assets in the consolidated loan portfolio and the acquisition of an approximately 200,000 square foot office portfolio in Oakland, California during the latter half of 2011. During the three months ended March 31, 2011, a controlling interest in land in Kent, Washington was sold for $0.4 million with no comparable activity during the three months ended March 31, 2012.

Services Segment Operating Expenses
Services segment operating expenses increased to $7.6 million for the three months March 31, 2012 from $5.8 million for the same period in 2011. Commission and marketing expenses increased by $0.3 million as a result of an increase in third party services used to generate new business. Compensation and related expenses increased by $0.9 million and general and administrative expenses increased by $0.6 million primarily due to the growth of our company in the United Kingdom and Ireland.
Corporate Operating Expenses
Operating expenses for the three months ended March 31, 2012 were approximately $2.3 million as compared to $2.1 million for the same period in 2011.
Investments Segment Equity in Joint Venture Income
Equity in joint ventures generated income of $5.5 million for the three months ended March 31, 2012, as compared to income of $5.3 million for the same period in 2011. The income during the three months ended March 31, 2012 was primarily related to the sale of a 180-unit apartment building in North Hollywood, California, which generated a total gain of $16.0 million of which $5.2 million was a gain to us and our noncontrolling interest holders. During the three months ended March 31, 2011, the income was primarily attributable to fair value gains recognized in connection with a joint venture's foreclosure of a first trust deed position into ownership of a class A multifamily project in San Jose, California.  We look at equity in joint venture income plus our share of the joint ventures depreciation to get a better sense of cash generated by our joint venture investments. These amounts were $9.4 million and $9.0 million for the three months ended March 31, 2012 and 2011.
Investments Segment Income from Loan Pool Participations and Notes Receivable
Income from loan pool participations and notes receivable generated income of $0.5 million for the three months ended March 31, 2012 as compared to $2.5 million for the same period in 2011. During the three months ended March 31, 2012, we accreted $1.8 million of interest income on our UK-based loan pool offset by a decrease in accretion income recognized on our loan pools purchased during 2010 due to an increase in the estimated resolution periods as well as foreclosure on certain underlying real estate collateral.
Non-Operating Items
We realized a net gain of $2.9 million during the three months ended March 31, 2012 as a result of the sale of a portion of our marketable securities.
Interest expense was $6.2 million for the three months ended March 31, 2012 compared to $1.5 million for same period in 2011. The increase is primarily attributable to the issuance of $250 million senior notes in April 2011 bearing interest at a rate of 8.75%.
Benefit from income taxes was $1.5 million during the three months ended March 31, 2012 as compared to a provision for income taxes of $0.7 million for the same period in 2011. During the three months ended March 31, 2012, we had domestic taxable losses of $3.8 million for which we received a tax benefit at the federal tax rate of approximately 34% offset by foreign taxable income of $1.4 million by our United Kingdom and Irish subsidiaries which are taxed at the foreign tax rate of 12.5% resulting in a net benefit from income taxes. During the same period in 2011, a majority of our income was earned directly in the United States which is taxed at the federal rate of approximately 34%.
We had net income of $2.8 million attributable to non-controlling interest holders during the three months ended March 31, 2012 as compared to $1.0 million during the same period in 2011. The increase is primarily due to a gain on a multifamily property sale during the three months ended March 31, 2012.

Liquidity and Capital Resources
Our liquidity and capital resources requirements include expenditures for joint venture investments, real estate held for sale, distressed debt and working capital needs. Historically, we have not required significant capital resources to support our brokerage and property management operations. We finance these operations with internally generated funds, borrowings under our revolving line of credit, sales of real estate, resolutions in loan pools and sales of equity and debt securities. Our investments in real estate are typically financed by mortgage loans secured primarily by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral. In some cases, we guarantee a portion of the loan related to a joint venture investment, usually until some condition, such as completion of construction or leasing or certain net operating income criteria, has been met. We do not expect these guarantees to materially affect liquidity or capital resources.
During the three months ended March 31, 2012, the Company earned $1.4 million related to operations in the United Kingdom and Ireland. Foreign taxes of $0.1 million are included in the consolidated tax provision for income taxes related to the portion of income earned directly by our United Kingdom and Ireland subsidiaries for the three months ended March 31, 2012. U.S. domestic taxes have not been provided for in the consolidated tax provision with respect to amounts earned directly by these subsidiaries since it is the Company's plan to indefinitely invest amounts earned by these subsidiaries in the United Kingdom and Ireland operations. If these subsidiaries' earnings were repatriated to the United States additional U.S. domestic taxes of $4.4 million would be incurred. Additionally, approximately $14.2 million of our consolidated cash and cash equivalents are held by our United Kingdom and Irish subsidiaries.

Cash Flows
Net cash used in operating activities totaled $11.9 million for the three months ended March 31, 2012, which was primarily due to timing of related party receivables and accrued expenses and other liabilities, payment of 2011 bonuses offset by increased distributions from joint ventures and loan pools.
For the three months ended March 31, 2012, cash provided by investing activities totaled $27.4 million. We sold a portion of our marketable securities and received proceeds of $21.4 million. Also, a medical office building in Rancho Mirage, CA was purchased for $15.1 million and subsequently sold it for net proceeds of $15.1 million. Additionally, we sold a hotel in Palm Springs, CA that was foreclosed upon which had served as collateral for the loans within a consolidated loan pool. As a result of the sale, net proceeds of $2.8 million were received.
We advanced an additional $0.2 million, bearing interest at a rate of 9%, to Fifth and Madison, LLC, an equity method investment and related party. In addition, $1.4 million was issued and advanced to KW Property Fund II, LP, an equity method investment and related party. The note bears interest at a rate of 15%.
During the three months ended March 31, 2012, we made $5.3 million in contributions to existing joint venture investments. Of this amount, $3.0 million was contributed to a joint venture to pay off existing debt. Additionally, we received $10.5 million in distributions from joint ventures of which $3.8 million was due to the sale of a 180-unit apartment building.
We used $9.1 million for financing activities during the three months ended March 31, 2012. We paid cash dividends on the Series A and Series B preferred stock issued in 2010 totaling $1.5 million and $0.5 million, respectively. Additionally, during the three months ended March 31, 2012, we paid common dividends of $2.1 million.

During the three months ended March 31, 2012, distributions of $4.9 million were paid to noncontrolling interest holders as a result of the sale of a 180-unit apartment building.
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
Our need, if any, to raise additional funds to meet our capital requirements will depend on many factors, including the success and pace of the implementation of our strategy for growth. We regularly monitor capital raising alternatives to be able to take advantage of other available avenues to support our working capital and investment needs, including strategic partnerships and other alliances, bank borrowings, and the sale of equity or debt securities. We expect to meet the repayment obligations of our senior notes and borrowings under lines of credit from cash generated by our business activities, including the sale of assets and the refinancing of debt.

Contractual Obligations and Commercial Commitments
In 2011, the Company acquired an approximately 200,000 square foot office portfolio in Oakland, California from a related party fund in which we had a 5% ownership interest. Kennedy Wilson has committed to pay the seller 15% of all profits realized by Kennedy Wilson in excess of a 10% internal rate of return upon disposition of the investment. Accordingly, Kennedy Wilson has recorded a liability of $0.7 million, at fair value, for the 15% contingent interest. This interest will be re-evaluated on an on-going basis.
At March 31, 2012, our contractual cash obligations, including debt and operating leases included the following:

	Payments due by period
	Total	Nine months ending	1-3 years	4-5 years	After 5 years
		12/31/2012
Contractual Obligations
Borrowings: (1)
Mortgage loan payable	$30,748,000	$—	$4,913,000	$12,545,000	$13,290,000
Subordinated debt	40,000,000	—	—	—	40,000,000
Senior Notes	250,000,000	—	—	—	250,000,000
Total borrowings	320,748,000	—	4,913,000	12,545,000	303,290,000
Operating leases	10,140,000	1,766,000	6,396,000	1,978,000	—
Total contractual cash obligations	$330,888,000	$1,766,000	$11,309,000	$14,523,000	$303,290,000

(1)
See notes 9 - 12 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Nine months ending 12/31/2012 - $20,323,000; 1-3 years - $80,772,000 ; 4-5 years - $50,493,000 ; After 5 years - $57,798,000. The interest payments on variable rate debt have been calculated using the interest rate in effect at March 31, 2012.

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
In 2007, Kennedy Wilson issued junior subordinated debentures in the amount of $40.0 million. The debentures were issued to a trust established by Kennedy Wilson, which contemporaneously issued $40.0 million of trust preferred securities to Merrill Lynch International. The interest rate on the debentures is fixed for the first ten years at 9.06%, and variable thereafter at LIBOR plus 3.70%. Interest is payable quarterly with the principal due in 2037. Prior to April 30, 2012, Kennedy Wilson may redeem the debentures upon a Special Event, as defined in the debentures, at a redemption price equal to 107.5% of the outstanding principal amount. After April 30, 2012, Kennedy Wilson may redeem the debentures, in whole or in part, on any interest payment date at par.
In July 2010, Kennedy Wilson entered into a new unsecured revolving credit facility with US Bank and East West Bank, which effectively increased its existing revolving credit facility from $30.0 million to $75.0 million, extended the maturity date to August 2013, and established an interest rate floor of 4.0% . The facility is available for acquisitions and working capital. The facility bears interest at rates ranging from LIBOR plus 2.50% to LIBOR plus 3.00%, with a floor of 4.0%. As of March 31, 2012, there were no amounts outstanding under the unsecured revolving credit facility.
In April 2011, Kennedy-Wilson, Inc., a wholly-owned subsidiary of Kennedy Wilson, issued $250 million in aggregate principal amount of its 8.750% senior notes due 2019, referred to as "the Notes". The terms of the Notes are governed by an indenture, dated as of April 5, 2011, by and among the issuer, Kennedy Wilson, as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantors and Wilmington Trust FSB, as trustee. The Notes bear interest at 8.750% per annum. Interest is payable on April 1 and October 1 of each year until the maturity date of April 1, 2019. The issuer's obligations under the Notes are fully and unconditionally guaranteed by Kennedy Wilson and the subsidiary guarantors. At any time prior to April 1, 2015, the issuer may redeem the Notes, in whole or in part, at a price equal to 100% of the principal amount, plus an applicable "make-whole" premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2015, the issuer may redeem the Notes, in whole or in part, at the redemption prices specified in the indenture. Until April

1, 2014, the issuer may choose to redeem the Notes in an amount not to exceed in aggregate 35% of the original principal amount of the Notes together with any additional Notes issued under the indenture with money the issuer or Kennedy Wilson raise in certain equity offerings. The amount of the 8.75% Notes included in the consolidated balance sheets, net of unamortized discount and premium, was $249.4 million at March 31, 2012.
The junior subordinated debentures, the unsecured credit facility with U.S. Bank and East West Bank, and the indenture governing the 8.750% senior notes contain numerous restrictive covenants that, among other things, limit Kennedy Wilson's ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The unsecured credit facility and junior subordinated debentures also require Kennedy Wilson to maintain a minimum tangible net worth and a specified amount of cash and cash equivalents.
The junior subordinated debentures require Kennedy Wilson to maintain (i) a fixed charge coverage ratio (as defined in the indenture governing our junior subordinated debentures) of not less than 1.75 to 1.00, measured on a four-quarter rolling basis, and (ii) a ratio of total debt to net worth (as defined in the indenture governing the junior subordinated debentures) of not greater than 3.00 to 1.00 at anytime. As of the most recent quarter end, Kennedy Wilson's fixed charge coverage ratio was 2.88 to 1.00 and its ratio of total debt to net worth was 0.78 to 1.00. As of March 31, 2012, Kennedy-Wilson was in compliance with this ratio.
The unsecured credit facility also requires Kennedy-Wilson, inc. to maintain (i) a minimum rent adjusted fixed charge coverage ratio (as defined in the unsecured credit facility) of not less than 1.75 to 1.00, measured on a four-quarter rolling average basis and (ii) a maximum balance sheet leverage (as defined in the unsecured credit facility) of not greater than 1.50 to 1.00, measured at the end of each calendar quarter. As of the most recent quarter end, Kennedy Wilson's adjusted fixed charge coverage ratio was 1.95 to 1.00 and its maximum balance sheet leverage was 0.75 to 1.00. As of March 31, 2012, Kennedy-Wilson, Inc.'s was in compliance with this ratio.
The indenture governing the 8.750% senior Notes limits Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of March 31, 2012, Kennedy-Wilson Inc. was in compliance with this ratio.

Off-Balance Sheet Arrangements
We have provided guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $25.1 million and $26.7 million at March 31, 2012 and December 31, 2011, respectively. The guarantees expire through 2015 and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sales proceeds of the property. If we were to become obligated to perform on these guarantees, it could have an adverse affect on our financial condition.
As of March 31, 2012, we have unfulfilled capital commitments totaling $9.5 million to our joint ventures. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to joint ventures in satisfaction of our capital commitment obligations.
Please refer to our Annual Report on Form 10-K for the year ended December 31, 2011 for discussion of our non-recourse carve out guarantees arrangements as there have been no material changes to that disclosure.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The primary market risk exposure of our Company relates to changes in interest rates in connection with our short-term borrowings, some of which bear interest at variable rates based on the lender’s base rate, prime rate, or LIBOR plus an applicable borrowing margin. These borrowings do not give rise to a significant interest rate risk because they have short maturities. However, the amount of income or loss we recognize for unconsolidated joint ventures may be impacted by changes in interest rates. Historically, the impact from the changes in rates has not been significant. Our exposure to market risk also consists of foreign currency exchange rate fluctuations related to our international operations.
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of March 31, 2012. The expected maturity categories take into consideration actual amortization of principal and do not take into consideration reinvestment of cash. The weighted average interest rate for the various assets and liabilities presented are actual as of March 31, 2012. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or to refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal maturing in:								Fair Value March 31,
(in thousands)	2012	2013	2014	2015	2016	Thereafter		Total	2012
Interest rate sensitive assets
Cash equivalents	$122,317	—	—	—	—	—		$122,317	$122,317
Average interest rate	0.97%	—	—	—	—	—		0.97%
Fixed rate receivables	18,854	24,085	—	—	—	—		42,939	42,939
Average interest rate	10.04%	15.00%	—	—	—	—		12.82%
Total	$141,171	$24,085	$—	$—	$—	$—		$165,256	$165,256
Weighted average interest rate	2.19%	15.00%	—	—	—	—		4.05%
Interest rate sensitive liabilities
Variable rate borrowings	—	4,391	—	—	—	—		4,391	4,391
Average interest rate	—	4.25%	—	—	—	—		4.25%
Fixed rate borrowings	—	—	—	—	12,000	304,357	*	316,357	338,453
Average interest rate	—	—	—	—	6.75%	8.58%		8.51%
Total	$—	$4,391	$—	$—	$12,000	$304,357		$320,748	$342,844
Weighted average interest rate	—	4.25%	—	—	6.75%	8.58%		8.45%
* - Does not include the unamortized accretion related to the net discount of $0.6 million associated with the issuance of the senior notes payable.

Item 4.	Controls and Procedures

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
The discussion of our business and operations in this Quarterly Report on form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. There were no material changes from the risk factors disclosed in Item 1A of our report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNEDY-WILSON HOLDINGS, INC.

Dated:	May 9, 2012	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)