Form 10-Q
period 2012-06-30
Kennedy-Wilson Holdings, Inc.
filed 2012-08-09
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of common stock outstanding as of August 3, 2012 was 63,742,598.

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

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$86,494,000	$115,926,000
Accounts receivable	3,465,000	3,114,000
Accounts receivable — related parties	16,126,000	15,612,000
Notes receivable	11,420,000	7,938,000
Notes receivable — related parties	40,101,000	33,269,000
Real estate, net	112,770,000	115,880,000
Investments in joint ventures ($51,776,000 and $51,382,000 carried at fair value as of June 30, 2012 and December 31, 2011, respectively)	360,781,000	343,367,000
Loan pool participations	121,328,000	89,951,000
Marketable securities	10,326,000	23,005,000
Other assets	20,042,000	20,749,000
Goodwill	23,965,000	23,965,000
Total assets	$806,818,000	$792,776,000

Liabilities and equity
Liabilities
Accounts payable	$672,000	$1,798,000
Accrued expenses and other liabilities	22,134,000	24,262,000
Accrued salaries and benefits	4,717,000	14,578,000
Deferred tax liability	20,592,000	18,437,000
Senior notes payable	249,411,000	249,385,000
Mortgage loans payable	30,748,000	30,748,000
Borrowings under line of credit	34,189,000	—
Junior subordinated debentures	40,000,000	40,000,000
Total liabilities	402,463,000	379,208,000

Equity
Cumulative preferred stock, $0.0001 par value: 1,000,000 shares authorized $1,000 per share liquidation preference:
6.00% Series A, 100,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011, mandatorily convertible on May 19, 2015	—	—
6.45% Series B, 32,550 shares issued and outstanding as of June 30, 2012 and December 31, 2011, mandatorily convertible on November 3, 2018	—	—
Common stock, $0.0001 par value: 125,000,000 shares authorized, 56,134,646 and 52,989,646 shares issued and 55,117,598 and 51,825,998 shares outstanding as of June 30, 2012 and December 31, 2011, respectively	6,000	5,000
Additional paid-in capital	405,380,000	407,335,000
Retained earnings (accumulated deficit)	(2,152,000)	9,708,000
Accumulated other comprehensive income	9,501,000	5,035,000
Common stock held in treasury, at cost, $0.0001 par value, 1,017,048 and 1,163,648 held at June 30, 2012 and December 31, 2011, respectively	(9,856,000)	(11,848,000)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	402,879,000	410,235,000
Noncontrolling interests	1,476,000	3,333,000
Total equity	404,355,000	413,568,000
Total liabilities and equity	$806,818,000	$792,776,000
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue
Management and leasing fees	$4,101,000	$2,346,000	$7,257,000	$4,795,000
Management and leasing fees — related party	6,131,000	2,600,000	11,716,000	5,162,000
Commissions	1,370,000	1,962,000	2,036,000	3,513,000
Commissions — related party	1,031,000	647,000	1,984,000	1,657,000
Sale of real estate	—	—	—	417,000
Rental and other income	1,477,000	955,000	2,947,000	1,693,000
Total revenue	14,110,000	8,510,000	25,940,000	17,237,000
Operating expenses
Commission and marketing expenses	1,340,000	736,000	2,305,000	1,373,000
Compensation and related expenses	10,294,000	8,257,000	19,294,000	16,089,000
Cost of real estate sold	—	—	—	397,000
General and administrative	4,888,000	3,040,000	8,557,000	5,853,000
Depreciation and amortization	977,000	463,000	1,914,000	897,000
Rental operating expenses	921,000	642,000	1,791,000	1,053,000
Total operating expenses	18,420,000	13,138,000	33,861,000	25,662,000
Equity in joint venture income	5,108,000	2,551,000	10,624,000	7,807,000
Interest income from loan pool participations and notes receivable	2,876,000	2,241,000	3,414,000	4,787,000
Operating income	3,674,000	164,000	6,117,000	4,169,000
Non-operating income (expense)
Interest income	25,000	152,000	55,000	190,000
Interest income — related party	1,182,000	249,000	2,269,000	477,000
Remeasurement gain	—	6,348,000	—	6,348,000
Gain on sale of marketable securities	—	—	2,931,000	—
Realized foreign currency exchange gain (loss)	38,000	—	(74,000)	—
Interest expense	(7,054,000)	(6,228,000)	(13,224,000)	(7,757,000)
(Loss) income from continuing operations before benefit from (provision for) income taxes	(2,135,000)	685,000	(1,926,000)	3,427,000
Benefit from (provision for) income taxes	1,138,000	(172,000)	2,621,000	(835,000)
(Loss) income from continuing operations	(997,000)	513,000	695,000	2,592,000
Discontinued Operations
Income from discontinued operations, net of income taxes	—	—	2,000	—
Loss from sale of real estate, net of income taxes	—	—	(212,000)	—
Net (loss) income	(997,000)	513,000	485,000	2,592,000
Net income attributable to the noncontrolling interests	(128,000)	(299,000)	(2,926,000)	(1,337,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc.	(1,125,000)	214,000	(2,441,000)	1,255,000
Preferred dividends and accretion of preferred stock issuance costs	(2,036,000)	(2,636,000)	(4,072,000)	(4,672,000)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(3,161,000)	$(2,422,000)	$(6,513,000)	$(3,417,000)
Basic and diluted loss per share attributable to Kennedy-Wilson Holdings, Inc. common shareholders
Continuing operations	$(0.06)	$(0.06)	$(0.12)	$(0.09)
Discontinued operations, net of income taxes	$—	$—	$—	$—
Earning per share - basic and diluted (a)	$(0.06)	$(0.06)	$(0.13)	$(0.09)
Weighted average number of common shares outstanding	51,401,674	39,118,313	51,280,986	39,015,395
Dividends declared per common share	$0.05	$0.04	$0.10	$0.04
—————
(a)  EPS amounts may not add due to rounding.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net (loss) income	$(997,000)	$513,000	$485,000	$2,592,000
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on marketable securities	(1,998,000)	—	3,465,000	—
Unrealized foreign currency translation gain (loss)	1,688,000	2,161,000	(1,179,000)	550,000
Unrealized forward contract foreign currency (loss) gain	(1,808,000)	(1,067,000)	2,180,000	(343,000)
Total other comprehensive (loss) income for the period	(2,118,000)	1,094,000	4,466,000	207,000

Comprehensive (loss) income	(3,115,000)	1,607,000	4,951,000	2,799,000
Comprehensive income attributable to noncontrolling interests	(128,000)	(299,000)	(2,926,000)	(1,337,000)
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(3,243,000)	$1,308,000	$2,025,000	$1,462,000

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statement of Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests
	Shares	Amount	Shares	Amount						Total
Balance at December 31, 2011	132,550	$—	51,825,998	$5,000	$407,335,000	$9,708,000	$5,035,000	$(11,848,000)	$3,333,000	$413,568,000
Repurchase of 3,400 common shares	—	—	(3,400)	—	—	—	—	(47,000)	—	(47,000)
Repurchase of 501,500 warrants	—	—	—	—	(1,395,000)	—	—	—	—	(1,395,000)
Common stock issued under Amended and Restated 2009 Equity Participation Plan	—	—	3,145,000	1,000	—	—	—	—	—	1,000
Stock-based compensation	—	—	—	—	2,078,000	—	—	—	—	2,078,000
Other comprehensive income:
Unrealized gain on marketable securities, net of tax of $2,310,000	—	—	—	—	—	—	3,465,000	—	—	3,465,000
Unrealized foreign currency translation loss, net of tax of $800,000	—	—	—	—	—	—	(1,179,000)	—	—	(1,179,000)
Unrealized forward contract foreign currency gain, net of tax of $1,454,000	—	—	—	—	—	—	2,180,000	—	—	2,180,000
Preferred stock dividends	—	—	—	—	—	(4,050,000)	—	—	—	(4,050,000)
Common stock dividends	—	—	—	—	—	(5,347,000)	—	—	—	(5,347,000)
Accretion of preferred stock issuance costs	—	—	—	—	22,000	(22,000)	—	—	—	—
Net (loss) income	—	—	—	—	—	(2,441,000)	—	—	2,926,000	485,000
Acquisition of noncontroling interests (Note 12)	—	—	150,000	—	(2,660,000)	—	—	2,039,000	148,000	(473,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,931,000)	(4,931,000)
Balance at June 30, 2012	132,550	$—	55,117,598	$6,000	$405,380,000	$(2,152,000)	$9,501,000	$(9,856,000)	$1,476,000	$404,355,000
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$485,000	$2,592,000
Adjustments to reconcile net income to net cash used in operating activities:
Net loss (gain) from sale of real estate	212,000	(20,000)
Remeasurement gain	—	(6,348,000)
Gain from sale of marketable securities	(2,931,000)	—
Depreciation and amortization	1,914,000	897,000
(Benefit from) provision for deferred income taxes	(809,000)	742,000
Amortization of deferred loan costs	625,000	299,000
Amortization of discount and accretion of premium on issuance of the senior notes payable	26,000	13,000
Equity in joint venture income	(10,624,000)	(7,807,000)
Accretion of interest income on loan pool participations and notes receivable	(3,224,000)	(4,787,000)
Operating distributions from joint ventures	15,248,000	2,545,000
Operating distributions from loan pool participation	22,106,000	835,000
Stock based compensation	2,078,000	2,465,000
Change in assets and liabilities:
Accounts receivable	(351,000)	(283,000)
Accounts receivable—related parties	(514,000)	154,000
Other assets	4,000	(3,357,000)
Accounts payable	(1,126,000)	(720,000)
Accrued expenses and other liabilities	(3,357,000)	6,666,000
Accrued salaries and benefits	(9,861,000)	(6,762,000)
Net cash provided by (used in) operating activities	9,901,000	(12,876,000)
Cash flows from investing activities:
Additions to notes receivable	(4,466,000)	—
Collections of notes receivable	1,301,000	486,000
Additions to notes receivable—related parties	(15,925,000)	(8,322,000)
Collections of notes receivable—related parties	9,093,000	3,479,000
Net proceeds from sale of real estate	17,905,000	416,000
Purchases of and additions to real estate	(15,817,000)	(889,000)
Proceeds from sale of marketable securities	21,386,000	—
Distributions from joint ventures	29,622,000	11,166,000
Contributions to joint ventures	(49,469,000)	(73,667,000)
Contributions to loan pool participations	(49,925,000)	—
Net cash used in investing activities	(56,295,000)	(67,331,000)
Cash flow from financing activities:
Issuance of senior notes payable	—	249,344,000
Repayment of notes payable	—	(24,783,000)
Borrowings under line of credit	45,000,000	19,000,000
Repayment of line of credit	(10,811,000)	(46,750,000)
Borrowings under mortgage loans payable	—	17,077,000
Repayment of mortgage loans payable	—	(30,109,000)
Debt issue costs	(1,026,000)	(7,181,000)
Issuance of common stock	—	51,360,000
Repurchase of common stock	(47,000)	(36,000)
Repurchase of warrants	(1,395,000)	(1,312,000)
Dividends paid	(8,714,000)	(4,050,000)
Acquisition of noncontrolling interests	(473,000)	—
Contributions from noncontrolling interests	—	1,488,000
Distributions to noncontrolling interests	(4,931,000)	(516,000)
Net cash provided by financing activities	17,603,000	223,532,000
Effect of currency exchange rate changes on cash and cash equivalents	(641,000)	925,000
Net change in cash and cash equivalents	(29,432,000)	144,250,000
Cash and cash equivalents, beginning of period	115,926,000	46,968,000
Cash and cash equivalents, end of period	$86,494,000	$191,218,000
See accompanying notes to consolidated financial statements.

	Six months ended June 30,
	2012	2011
Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain on marketable securities, net of tax of $2,310,000	$(3,465,000)	$—
Accretion of preferred stock issuance costs	22,000	22,000
Dividends declared on common stock	2,756,000	—
During the six months ended June 30, 2011, as a result of the acquisition of a 100% interest in an approximate 200,000 square foot office portfolio, real estate increased by $17,680,000, accounts receivable by $44,000, other assets by $50,000, accounts payable increased by $87,000, accrued expenses and other liabilities increased by $991,000 and mortgage loans payable increased by$16,000,000	—	(696,000)
During the six months ended June 30, 2011, as a result of the sale of a controlling interest in a piece of land in Kent, Washington, real estate decreased $0.7 million.	—	696,000

	Six months ended June 30,
	2012	2011
Supplemental cash flow information:
Cash paid for:
Interest	$13,821,000	$3,082,000
Interest capitalized	1,359,000	841,000
Income taxes	85,000	—

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)
NOTE 1—BASIS OF PRESENTATION
Kennedy-Wilson Holdings, Inc.’s (together with its wholly owned and controlled subsidiaries,"we," "us," "our," "the Company" or “Kennedy Wilson”) unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles used in the preparation of Kennedy Wilson’s annual financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of Kennedy Wilson, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2012 and 2011 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2012. For further information, your attention is directed to the footnote disclosures found in Kennedy Wilson’s Annual Report on Form 10-K for the year ended December 31, 2011.
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
REVENUE RECOGNITION—Performance fees or carried interests are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds and loan pool participations based on the cumulative performance of the fund and loan pools and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, Kennedy Wilson calculates the performance fee that would be due to the general partner, special limited partner or asset manager's interests for a fund or loan pool, pursuant to the fund agreement or participation agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. Substantially all of the performance fees are recognized in management and leasing fees and substantially all of the carried interest is recognized in equity in joint venture income in our consolidated statements of operations. Total performance fees recognized through June 30, 2012 that may be reversed in future periods if there is negative fund or loan pool performance totaled $7.3 million. Performance fees accrued as of June 30, 2012 and December 31, 2011 were $7.3 million and $4.2 million, respectively, and are included in accounts receivable—related parties in the accompanying consolidated balance sheet.
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
ACCOUNTS RECEIVABLE—Accounts receivable are recorded at the contractual amount as determined by the underlying agreements and do not bear interest. An allowance for doubtful accounts is provided when the Company determines there are

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

probable credit losses in the Company’s existing accounts receivable and is determined based on historical experience. The Company reviews its accounts receivable for probable credit losses on a quarterly basis. As of June 30, 2012, the Company had an immaterial allowance for doubtful accounts and during the three and six months ended June 30, 2012 and 2011 recorded no provision for doubtful accounts.
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
FOREIGN CURRENCIES—The financial statements of subsidiaries located outside the U.S. are measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The foreign currencies include the Euro, the British pound sterling, and the Japanese yen. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in the consolidated statement of equity as a component of accumulated other comprehensive income.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES—All derivative instruments are recognized as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated in hedging relationships, changes in fair value of cash flow hedges or net investment hedges are recognized in accumulated other comprehensive income, to the extent the derivative is effective at offsetting the changes in the item being hedged until the hedged item affects earnings. Changes in fair value for fair value hedges are recognized in earnings.
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

NOTE 3—NOTES RECEIVABLE
During the six months ended June 30, 2012, Kennedy Wilson advanced an additional $3.9 million on a note receivable to KW Property Fund II, LP, an equity method investment and related party. Other limited partners have also previously made advances to KW Property Fund II, LP. During the six months ended June 30, 2012, Kennedy Wilson Property Services Equity II, Inc., a wholly-owned subsidiary of Kennedy Wilson, acquired from certain limited partners their outstanding notes receivable with a balance of $11.8 million. As of June 30, 2012, the note receivable due from KW Property Fund II, LP to the Company had an aggregate outstanding balance of $38.4 million and bears interest at a rate of 15%. The interest recognized on these notes are included in interest income - related party in the accompanying consolidated statements of operations.
In May 2012, Kennedy Wilson issued and advanced $4.3 million, through a promissory note, to an unrelated third party, secured by a hotel in San Diego, California. The note bears interest at a rate of 10.75%, is interest only, and is due on April 30, 2013. The interest recognized on this note is included in interest income in the accompanying consolidated statements of operations.
During the six months ended June 30, 2012, Kennedy Wilson advanced an additional $0.5 million to an unrelated party and collected $1.2 million in principal repayments. The note bears interest at a rate of 12% and is secured by a 16-unit condominium property in Los Angeles, California and principal repayments are due upon the sale of each condominium unit. The note had an outstanding balance of $5.4 million as of June 30, 2012. The interest recognized on this note is included in interest income in the

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

accompanying consolidated statements of operations.
During the six months ended June 30, 2012, KW Property Fund I, L.P., an equity method investment and related party, repaid in full its $8.1 million outstanding balance to Kennedy Wilson. The interest recognized on this note is included in interest income - related party in the accompanying consolidated statements of operations.
During the six months ended June 30, 2012, Kennedy Wilson received $1.0 million in principal repayment on its loan to 5th and Madison, LLC, an equity method investment and related party. The note had an outstanding balance of $1.7 million as of June 30, 2012. The interest recognized on this note is included in interest income - related party in the accompanying consolidated statements of operations.

NOTE 4—REAL ESTATE
During the six months ended June 30, 2012, Kennedy Wilson purchased a medical office building in Rancho Mirage, California for $15.1 million. The building was acquired as a result of a foreclosure in one of the loan pools in which Kennedy Wilson has a 15% interest. The purchase was structured in order to facilitate the sale of the building to a third party. Within two weeks of the purchase, Kennedy Wilson sold it to a third party for $15.2 million. As a result of this transaction, a net gain of $0.1 million has been recorded and included in the accompanying consolidated statements of operations for the six months ended June 30, 2012.
Additionally, during the six months ended June 30, 2012, Kennedy Wilson sold a hotel in Palm Springs, CA for $2.9 million. The property was acquired as a result of a foreclosure on one of the loans in the Company's consolidated loan pools. The original basis upon acquisition from the loan pool was $3.0 million. The total income accreted and collected on this property while it was in the loan pool was $0.2 million and upon foreclosure the fair value basis was $3.3 million. The sale resulted in a $0.3 million net loss which is recorded in the accompanying consolidated statements of operations for the six months ended June 30, 2012.

NOTE 5—INVESTMENTS IN JOINT VENTURES
Kennedy Wilson has a number of joint venture interests, generally ranging from 5% to approximately 50%, that were formed to acquire, manage, and/or sell real estate and invest in loan pools and discounted loan portfolios. Kennedy Wilson has significant influence over these entities, but not control, and accordingly, these investments are accounted for under the equity method. The Company also accounts for two investments which are more than 50% owned under the equity method and they are further discussed below.
The Company determines the appropriate accounting method with respect to all investments which are not VIE's based on the control-based framework (controlled entities are consolidated) provided by the consolidations guidance in ASC Topic 810. The Company's determination considers specific factors sited under ASC 810-20 “Control of partnerships and similar entities” which presumes that control is held by the general partner (and managing member equivalents in LLC's). Limited partners substantive participation rights may overcome this presumption of control. The Company accounts for joint ventures it is deemed to not control using the equity method of accounting while controlled entities are consolidated.
During the six months ended June 30, 2012, the Company increased its ownership interest to 67% from 5% in KW Property Fund II, LP through the acquisition of certain limited partner interests previously discussed in Note 3. The limited partners as members of the oversight board have the ability to direct and control key decision making over the partnership and therefore have substantive participating rights that overcome the presumption of control by the Company as the general partner. Despite increasing its ownership interest to 67%, the Company remains precluded from having a seat on the oversight board that has the ability to direct and control key decision making over the partnership thus giving them substantive participating rights. The Company concluded that it does not control KW Property Fund II, LP and will continue to account for its interest in the entity as an equity method investment. At June 30, 2012, the Company's equity investment in KW Property Fund II, LP was $2.9 million.
In addition, during the six months ended June 30, 2012, the Company, as a member, acquired a 90% interest in a joint venture, which owns a retail property in Boise, Idaho. Due to certain voting rights, control does not rest with the managing member nor with the other members and as such, neither party has control. Since the Company concluded that it does not control the entity despite its 90% ownership interest, it will account for its interest as an equity method investment. At June 30, 2012, the Company's investment in this joint venture was $1.5 million.
During the six months ended June 30, 2012, Kennedy Wilson made $49.5 million in contributions to new and existing joint venture investments. Of this amount, $21.9 million was invested in four new joint ventures which acquired four multifamily

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

properties located in the Western U.S. Kennedy Wilson also invested $15.8 million in a new joint venture which acquired the Company's first multifamily asset in Ireland. Kennedy Wilson also contributed $3.0 million to a joint venture to pay off existing debt. Additionally, Kennedy Wilson received $44.9 million in operating and investing distribution from its joint ventures of which $29.5 million was due to the sale of four multifamily properties located in the Western U.S.
Kennedy Wilson has determined that it has investments in four variable interest entities as of June 30, 2012 and has concluded that Kennedy Wilson is not the primary beneficiary of any of the investments. As of June 30, 2012, the variable interest entities had assets totaling $595.7 million with Kennedy Wilson’s exposure to loss as a result of its interests in these variable interest entities totaling $116.6 million related to its equity contributions. In addition, as of June 30, 2012, Kennedy Wilson had $4.8 million in the form of loan guarantees that represented 1% of the mortgage loans of the underlying variable interest entities.
As of June 30, 2012, Kennedy Wilson has unfulfilled capital commitments totaling $6.3 million to its joint ventures. We may be called upon to contribute additional capital to joint ventures in satisfaction of Kennedy Wilson capital commitment obligations.
Kennedy Wilson has certain guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) Kennedy Wilson could be required to make under the guarantees was approximately $24.1 million as of June 30, 2012. The guarantees expire through 2015 and Kennedy Wilson’s performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the property. Based upon Kennedy Wilson’s evaluation of guarantees under Estimated Fair Value of Guarantees ASC Subtopic 460-10, the estimated fair value of guarantees made as of June 30, 2012 and December 31, 2011 is immaterial.

NOTE 6—INVESTMENT IN LOAN POOL PARTICIPATION
In June 2012, Kennedy Wilson, along with an equity method investee and related party, acquired a pool of two performing loans totaling $41.6 million in unpaid principal balance. The loans are secured by two office buildings in Southern California. The amounts contractually due as of June 30, 2012 are $41.6 million. Kennedy Wilson expects to accrete $0.9 million in interest income from this loan pool participation over the estimated collection period. During the three months ended June 30, 2012, Kennedy Wilson recognized $0.2 million of interest income from this loan pool participation in the accompanying consolidated statements of operations.
In April 2012, Kennedy Wilson acquired a participation in a loan portfolio totaling $43.4 million in unpaid principal balance. The loan portfolio is comprised of nine loans secured by seven retail properties located in the Western United States. The unpaid principal balance of the loans is $29.2 million as of June 30, 2012 due to loan resolutions. Kennedy Wilson expects to accrete $2.5 million in interest income from this loan pool participation over the estimated collection period. During the three months ended June 30, 2012, Kennedy Wilson recognized $0.8 million of interest income from this loan pool participation in the accompanying consolidated statements of operations.
In 2011, Kennedy Wilson, along with institutional partners, acquired a loan portfolio consisting of 58 performing loans with 24 borrowers with an unpaid principal balance of $2.1 billion, at time of purchase, secured by real estate primarily located in the United Kingdom (the “UK Loan Pool”). The 58 loans were secured by more than 170 properties comprised of the following product types: office, multifamily, retail, industrial, hotel and land. As of June 30, 2012 the unpaid principal balance of the loans was $1.4 billion due to loan resolutions of $689.6 million through June 30, 2012, representing 33% of the pool. Kennedy Wilson expects to accrete $27.3 million in interest income from loan pool participations over the total estimated collection period.
During the three and six months ended June 30, 2012, Kennedy Wilson recognized $2.0 million and $3.8 million, respectively, of interest income from the UK Loan Pool participation in the accompanying consolidated statements of operations.
During the three and six months ended June 30, 2012, Kennedy Wilson recognized $1.4 million in loss and $0.7 million in gains, respectively from foreign currency translation adjustments from its investment in the UK Loan Pool. The foreign currency gain and loss is included in other comprehensive income in the accompanying consolidated statement of equity and consolidated statements of comprehensive (loss) income.
In August 2011, Kennedy Wilson, in partnership with a bank, acquired a loan portfolio with deteriorated credit quality totaling $44.9 million in unpaid principal balance. The loan portfolio was comprised of nine nonperforming loans secured by eight retail properties located in Southern California. As of June 30, 2012, all the loans in this loan pool have been resolved. During the three and six months ended June 30, 2012, Kennedy Wilson recognized an immaterial amount and $0.1 million, respectively, of interest

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

income from this loan pool participation in the accompanying consolidated statements of operations.
In 2010, Kennedy Wilson, in partnership with a bank, acquired two loan portfolios with deteriorated credit quality. The loan portfolios, which were acquired from a regional bank, are comprised of loans secured by residential, hotel, retail, office, land, multifamily and other assets predominantly located in Southern California. The amount contractually due under the terms of the notes as of June 30, 2012 is $109.6 million. As of June 30, 2012, Kennedy Wilson expects to accrete $10.7 million in interest income from loan pool participations over the total estimated collection period. During the three and six months ended June 30, 2012 Kennedy Wilson recognized a reduction of $0.4 million and $2.0 million, respectively in accretion in the loan pool due to an increase in the estimated resolution periods as well as foreclosure on certain underlying real estate collateral. The accretion adjustment is included in interest income in the accompanying consolidated statement of operations.
During the the three and six months ended June 30, 2012, Kennedy Wilson recognized $2.6 million and $2.9 million of interest income from loan pool participations in the accompanying consolidated statement of operations. During the three and six months ended June 30, 2011, Kennedy Wilson recognized $1.8 million and $3.9 million of interest income from loan pool participations in the accompanying consolidated statement of operations.

NOTE 7—MARKETABLE SECURITIES
During the six months ended June 30, 2012, Kennedy Wilson sold a portion of its marketable securities and recognized a gain on the sale of $2.9 million, including foreign currency effects, which is included in the accompanying consolidated statements of operations.
At June 30, 2012, the remaining marketable securities had a cost basis of $11.5 million and a fair value of $10.3 million. The unrealized loss of $1.2 million is included in accumulated other comprehensive income in the accompanying consolidated statement of equity and other comprehensive (loss) income in the consolidated statements of comprehensive (loss) income.

NOTE 8—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
FAIR VALUE MEASUREMENTS—The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of June 30, 2012:

	Level 1	Level 2	Level 3	Total
Marketable securities	$10,326,000	$—	$—	$10,326,000
Investment in joint ventures	—	—	51,776,000	51,776,000
Currency forward contract	—	(727,000)	—	(727,000)
	$10,326,000	$(727,000)	$51,776,000	$61,375,000
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
The following table presents changes in Level 3 investments for the six months ended June 30, 2012 and 2011, respectively:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Beginning balance	$51,139,000	$34,686,000	$51,382,000	$34,654,000
Unrealized and realized gains	119,000	3,377,000	87,000	3,377,000
Unrealized and realized losses	—	(2,356,000)	—	(2,274,000)
Contributions	2,483,000	9,282,000	2,514,000	9,282,000
Distributions	(1,965,000)	(601,000)	(2,207,000)	(651,000)
Ending balance	$51,776,000	$44,388,000	$51,776,000	$44,388,000
The change in unrealized and realized gains and losses are included in equity in joint venture income in the accompanying statements of operations.
The change in unrealized gains and losses on Level 3 investments during the three and six months ended June 30, 2012 for investments still held as of June 30, 2012 was an immaterial loss and $0.1 million of loss, respectively. The change in unrealized gains and losses on Level 3 investments during the three and six months ended June 30, 2011 for investments still held as of June 30, 2011 was a gain of $1.3 million and an immaterial loss, respectively.
Kennedy Wilson records its investment in KW Property Fund III, L.P., Kennedy Wilson Real Estate Fund IV, L.P., and SG KW Venture I, LLC (the "Funds") based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. The Funds report their investments at fair value based on valuations of the underlying real estate and real estate related assets and their related indebtedness secured by real estate. The valuations of real estate, real estate related assets, and indebtedness are based on management estimates of the assets and liabilities using a combination of the income and market approach. During the three and six months ended June 30, 2012, Kennedy Wilson recorded an increase in fair value of $0.1 million and $0.1 million, respectively, in equity in joint venture income in the consolidated statements of operations. During the three and six months ended June 30, 2011, Kennedy Wilson recorded a decrease in fair value of $1.0 million and $0.9 million, respectively, in equity in joint venture income in the consolidated statements of operations. Kennedy Wilson’s investment balance in the Funds was $24.1 million and $23.4 million at June 30, 2012 and December 31, 2011, respectively, which are included in investments in joint ventures in the accompanying consolidated balance sheets. As of June 30, 2012, Kennedy Wilson had unfunded capital commitments to the Funds in the amounts of $3.7 million.
FAIR VALUE OPTION—Additionally, Kennedy Wilson elected to use the fair value option for two investments in joint venture entities that were acquired during 2008. Kennedy Wilson elected to record these investments at fair value to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. There was no material change in the fair value of these investments during the three and six months ended June 30, 2012. During the three months ended June 30, 2011, Kennedy Wilson purchased an additional 24% (increasing its interest from 24% to 48%) interest in one of its fair value option investments for $7.0 million from a related party fund. Since this amount was less than the fair value of this interest at the time of purchase, this transaction resulted in Kennedy Wilson recording an increase in fair value of $2.0 million in equity in joint venture income in the accompany statements of operations for the three and six months ended June 30, 2011. Kennedy Wilson determines the fair value of these investments based upon the income approach, utilizing estimates of future cash flows, discount rates and liquidity risks. As of June 30, 2012 and December 31, 2011, these two investments had fair values of $27.7 million and $27.9 million, respectively.
In estimating fair value of real estate held by the Funds and the two fair value option investments, Kennedy Wilson considers significant inputs such as capitalization and discount rates. The table below describes the range of inputs for real estate assets:

Estimated rates used for
	Capitalization rates	Discount Rates
Multifamily	5.00% — 7.00%	7.50% — 8.75%
Office	6.25% — 8.00%	7.75% — 9.00%
Land and condominium units	n/a	8.00% — 12.00%
Loan	n/a	2.25% — 10.60%

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

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
DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES—During the six months ended June 30, 2012, Kennedy Wilson entered into a currency forward contract to manage its exposure to currency fluctuations between its functional currency (U.S. dollars) and certain of its wholly-owned subsidiaries with a different functional currency (Euros) and its exposure to currency fluctuations caused by its investment in marketable securities. To accomplish this objective, Kennedy Wilson hedged these exposures by entering into a currency forward contract to sell €16,000,000 at a forward rate. This hedging instrument is expected to partially hedge Kennedy Wilson's exposure to its net investment in certain foreign operations and the changes in fair value of the marketable securities caused by currency fluctuations. The currency forward contract matures on June 4, 2015. The currency forward contract is valued based on the difference between the contract rate and the forward rate at maturity of the foreign currency applied to the notional value in that foreign currency discounted at a market rate for similar risks. Although Kennedy Wilson has determined that the majority of the inputs used to value its derivative falls within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the derivative utilizes Level 3 inputs. However, as of June 30, 2012, Kennedy Wilson has assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and has determined that the counterparty valuation adjustment is not significant to the overall valuation of its derivative. As a result, Kennedy Wilson has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy. The fair value of the derivative instrument held as of June 30, 2012 was $0.7 million and is included in accrued expenses and other liabilities on the balance sheet.
For the six months ended June 30, 2012, the Company recorded a loss of $0.5 million in other comprehensive income in the accompanying consolidated statements of comprehensive income as this portion of the currency forward contract qualifies as a net investment hedge under ASC Topic 815. The remaining portion of the currency forward contract qualifies as a fair value hedge under ASC Topic 815 and accordingly, Kennedy Wilson recorded a loss of $0.2 million in general and administrative expenses in the accompanying consolidated statements of operations. The impact of this hedge on the cash flows of Kennedy Wilson are included in accrued expenses and other liabilities within the consolidated statement of cash flows.
FAIR VALUE OF FINANCIAL INSTRUMENTS—The carrying amount of cash and cash equivalents, accounts receivable including related party, accounts payable, accrued expenses and other liabilities, accrued salaries and benefits, deferred and accrued income taxes, and income tax receivable approximate fair value due to their short-term maturities. The carrying value of notes receivable (excluding related party notes receivable as they are presumed not to be an arm’s length transaction) approximate fair value as they are negotiated based upon the fair value of loans with similar characteristics. Senior notes payable, borrowings under line of credit, mortgage loans payable and junior subordinated debentures were estimated to be approximately $362.0 million, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and our credit risk to the current yield of a similar security, compared to their carrying value of $354.3 million at June 30, 2012.

NOTE 9—SENIOR NOTES
In April 2011, Kennedy-Wilson, Inc., a wholly-owned subsidiary of Kennedy Wilson, in a private placement, issued $200.0

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

million in aggregate principal amount of 8.750% senior notes due April 1, 2019 with an effective yield of 8.875% and an additional $50.0 million in aggregate principal amount of 8.750% senior notes due April 1, 2019 with an effective yield of 8.486%. Interest on the notes is payable on April 1 and October 1 of each year. If the notes are redeemed prior to April 1, 2017 a premium must be paid on the redeemed amount. The terms of the notes are governed by an indenture by and among Kennedy-Wilson, Inc., as Issuer; Kennedy Wilson, as parent guarantor; certain subsidiaries of the Issuer, as subsidiary guarantors; and Wilmington Trust FSB, as trustee. In December 2011, Kennedy-Wilson, Inc. commenced a registered exchange offer for its outstanding 8.750% senior notes. The exchange offer was completed in February 2012 and all outstanding notes issued in the private placements were exchanged for registered notes.
The indenture governing the notes contains various restrictive covenants, including, among others, limitations on our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness, to make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stock, engage in transactions with affiliates, create or permit liens on assets, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indenture governing the 8.750% senior notes limits Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of June 30, 2012, the balance sheet leverage ratio was 0.85 to 1.00. See Note 17 for the guarantor and non-guarantor financial statements.

NOTE 10—LINE OF CREDIT

In June 2012, Kennedy Wilson amended its existing unsecured revolving credit facility with U.S. Bank and East-West Bank which increased the total principal amount available to be borrowed by an additional $25.0 million, for an aggregate of $100.0 million. The loans bear interest at a rate equal to LIBOR plus 2.75% and the maturity date was extended to a maturity date of June 30, 2015 and adjusts the Minimum Rent Adjusted Fixed Charge Coverage Ratio to 1.50:1. The unsecured credit facility requires Kennedy Wilson to maintain (i) a minimum rent adjusted fixed charge coverage ratio (as defined in the unsecured credit facility) of not less than 1.50 to 1.00, measured on a four quarter rolling average basis and (ii) maximum balance sheet leverage (as defined in the unsecured credit facility) of not greater than 1.50 to 1.00, measured at the end of each calendar quarter. As of the most recent quarter end, Kennedy Wilson's adjusted fixed charge coverage ratio was 1.89 to 1.00 and its balance sheet leverage was 0.85 to 1.00. As of June 30, 2012, there was $34.2 million drawn on the line of credit.
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
The junior subordinated debentures require Kennedy Wilson to maintain (i) a fixed charge coverage ratio (as defined in the indenture governing our junior subordinated debentures) of not less than 1.75 to 1.00, measured on a four quarter rolling basis, and (ii) a ratio of total debt to net worth (as defined in the indenture governing the junior subordinated debentures) of not greater than 3.00 to 1.00 at any time. As of the most recent quarter end, Kennedy Wilson's fixed charge coverage ratio was 2.84 to 1.00 and its ratio of total debt to net worth was 0.88 to 1.00. As of June 30, 2012, Kennedy Wilson was in compliance with these ratios.

NOTE 12—RELATED PARTY TRANSACTIONS
Kennedy Wilson engaged in the following related party transactions during the six months ended June 30, 2012:
During the six months ended June 30, 2012, Kennedy Wilson acquired the remaining noncontrolling interests of a consolidated entity from Kennedy Wilson executives. In exchange for the noncontrolling interests, Kennedy Wilson issued 150,000 shares of common stock to the executives and also paid them $0.5 million.
During the six months ended June 30, 2012, noncontrolling interest holders of a consolidated entity, comprised of Kennedy Wilson executives, received $0.4 million in distributions from a joint venture investment as a result of the sale of a multifamily asset.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

During the three and six months ended June 30, 2012, the firm of Solomon, Winnett & Rosenfield was paid $50,000 and $97,000, respectively, for income tax services provided by the firm. Jerry Solomon, a partner in the firm and a member of Kennedy Wilson’s board of directors, was paid $8,000 and $16,000, respectively, for director’s fees for the same period. During the three and six months ended June 30, 2011, the firm of Solomon, Winnett & Rosenfield was paid $18,000 and $76,000, respectively, for income tax services provided by the firm. Jerry Solomon, a partner in the firm and a member of Kennedy Wilson’s board of directors, was paid $9,000 and $16,000, respectively, for director’s fees for the same period.
Kennedy Wilson earned fees and other income from affiliates and entities in which Kennedy Wilson holds ownership interests in the following amounts:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Management and leasing fees	$6,131,000	$2,600,000	$11,716,000	$5,162,000
Commissions	1,031,000	647,000	1,984,000	1,657,000
Sale of real estate	—	—	—	417,000
Total related party revenue	$7,162,000	$3,247,000	$13,700,000	$7,236,000

NOTE 13—STOCKHOLDERS EQUITY
Warrants
In April 2010, the Board of Directors authorized a warrants repurchase program enabling Kennedy Wilson to repurchase up to 12.5 million of its outstanding warrants. During the six months ended June 30, 2012, Kennedy Wilson repurchased a total of 0.5 million of its outstanding warrants for total consideration of $1.4 million.

Dividend Distributions
Kennedy Wilson declared and paid the following cash distributions on its common and preferred stock:

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Declared	Paid	Declared	Paid
Preferred Stock
Series A	$3,000,000	$3,000,000	$3,000,000	$3,000,000
Series B	1,050,000	1,050,000	1,050,000	1,050,000
Total Preferred Stock	4,050,000	4,050,000	4,050,000	4,050,000
Common Stock	5,347,000	4,664,000	1,799,000	—
Total (1)	$9,397,000	$8,714,000	$5,849,000	$4,050,000
—————
(1) Common stock dividends are declared at the end of each quarter and paid in the following quarter. The amount declared and not paid is accrued on the consolidated balance sheet.
Stock Compensation
In June 2012, Kennedy Wilson adopted and its shareholders approved the Amended and Restated 2009 Equity Participation Plan (the "Amended and Restated Plan) under which an additional 3,170,000 shares of common stock have been reserved for restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2009 Amended and Restated Equity Participation Plan are set by the Company's compensation committee at its discretion. During the six months ended June 30, 2012, 3,145,000 shares of restricted common stock were granted. The shares vest over five years with 40% vesting ratably in the first four years of the award period and the remaining 60% in the fifth year of the award period. Vesting of the restricted share awards is contingent upon the expected achievement of a performance target with the initial vesting of the first 10% in January 2013.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

During the three and six months ended June 30, 2012, Kennedy Wilson recognized $1.2 million and $2.1 million, respectively, of compensation expense related to the vesting of restricted common stock awarded in 2012 and prior awards. During the three and six months ended June 30, 2011, Kennedy Wilson recognized $1.3 million and $2.5 million, respectively, of compensation expense related to the vesting of restricted common stock.

NOTE 14—EARNINGS PER SHARE
For the three and six months ended June 30, 2012, a total of 18,229,993 and 18,215,529 potentially dilutive securities have not been included in the diluted weighted average shares as they are anti-dilutive.
For the three and six months ended June 30, 2011, a total of 21,725,054 and 21,950,708 potentially dilutive securities have not been included in the diluted weighted average shares as as they are anti-dilutive.

NOTE 15—SEGMENT INFORMATION
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

Substantially all of the revenue—related party was generated via inter-segment activity for the three and six months ended June 30, 2012 and 2011. Generally, this revenue consists of fees earned on investments in which Kennedy Wilson also has an ownership interest. The amounts representing investments with related parties and non-affiliates are included in the investment segment. No single third party client accounted for 10% or more of Kennedy Wilson's revenue during any period presented in these financial statements.
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
The following tables summarize Kennedy Wilson’s income activity by segment and corporate for the three and six months ended June 30, 2012 and 2011 and balance sheet data as of June 30, 2012 and December 31, 2011:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Investments
Sale of real estate	$—	$—	$—	$417,000
Rental and other income	1,477,000	955,000	2,947,000	1,693,000
Total revenue	1,477,000	955,000	2,947,000	2,110,000
Operating expenses	5,445,000	4,281,000	10,139,000	8,585,000
Depreciation and amortization	860,000	380,000	1,682,000	739,000
Total operating expenses	6,305,000	4,661,000	11,821,000	9,324,000
Equity in joint venture income	5,108,000	2,551,000	10,624,000	7,807,000
Interest income from loan pool participations and notes receivable	2,876,000	2,241,000	3,414,000	4,787,000
Operating income	3,156,000	1,086,000	5,164,000	5,380,000
Remeasurement gain	—	6,348,000	—	6,348,000
Gain on sale of marketable securities	—	—	2,931,000	—
Realized foreign currency exchange gain (loss)	38,000	—	(74,000)	—
Interest income - related party	1,182,000	—	2,269,000	—
Interest expense	(159,000)	(74,000)	(317,000)	(151,000)
Income from continuing operations	4,217,000	7,360,000	9,973,000	11,577,000
Discontinued operations
Income from discontinued operations, net of income taxes	—	—	2,000	—
Loss from sale of real estate, net of income taxes	—	—	(212,000)	—
Income before benefit from and provision for income taxes	$4,217,000	$7,360,000	$9,763,000	$11,577,000

Total assets			$657,589,000	$591,459,000

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Services
Management and leasing fees and commissions	$5,471,000	$4,308,000	$9,293,000	$8,308,000
Management and leasing fees and commissions - related party	7,162,000	3,247,000	13,700,000	6,819,000
Total revenue	12,633,000	7,555,000	22,993,000	15,127,000
Operating expenses	9,062,000	6,047,000	16,666,000	11,792,000
Depreciation and amortization	34,000	30,000	67,000	65,000
Total operating expenses	9,096,000	6,077,000	16,733,000	11,857,000
Operating income	3,537,000	1,478,000	6,260,000	3,270,000
Income before benefit from and provision for income taxes	$3,537,000	$1,478,000	$6,260,000	$3,270,000

Total assets			$62,965,000	$66,406,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Corporate
Operating expenses	$2,936,000	$2,347,000	$5,142,000	$4,388,000
Depreciation and amortization	83,000	53,000	165,000	93,000
Total operating expenses	3,019,000	2,400,000	5,307,000	4,481,000
Operating loss	(3,019,000)	(2,400,000)	(5,307,000)	(4,481,000)
Interest income	25,000	152,000	55,000	190,000
Interest income - related party	—	249,000	—	477,000
Interest expense	(6,895,000)	(6,154,000)	(12,907,000)	(7,606,000)
Loss before benefit from (provision for) income taxes	(9,889,000)	(8,153,000)	(18,159,000)	(11,420,000)
Benefit from (provision) for income taxes	1,138,000	(172,000)	2,621,000	(835,000)
Net loss	$(8,751,000)	$(8,325,000)	$(15,538,000)	$(12,255,000)

Total assets			$86,264,000	$134,911,000

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consolidated
Management fees and commissions	$5,471,000	$4,308,000	$9,293,000	$8,308,000
Management fees and commissions - related party	7,162,000	3,247,000	13,700,000	6,819,000
Sale of real estate	—	—	—	417,000
Rental and other income	1,477,000	955,000	2,947,000	1,693,000
Total revenue	14,110,000	8,510,000	25,940,000	17,237,000
Operating expenses	17,443,000	12,675,000	31,947,000	24,765,000
Depreciation and amortization	977,000	463,000	1,914,000	897,000
Total operating expenses	18,420,000	13,138,000	33,861,000	25,662,000
Equity in joint venture income	5,108,000	2,551,000	10,624,000	7,807,000
Interest income from loan pool participations and notes receivable	2,876,000	2,241,000	3,414,000	4,787,000
Operating income	3,674,000	164,000	6,117,000	4,169,000
Interest income	25,000	152,000	55,000	190,000
Interest income - related party	1,182,000	249,000	2,269,000	477,000
Remeasurement gain	—	6,348,000	—	6,348,000
Gain on sale of marketable securities	—	—	2,931,000	—
Realized foreign currency exchange loss	38,000	—	(74,000)	—
Interest expense	(7,054,000)	(6,228,000)	(13,224,000)	(7,757,000)
(Loss) income from continuing operation before benefit from (provision for) income taxes	(2,135,000)	685,000	(1,926,000)	3,427,000
Benefit from (provision) for income taxes	1,138,000	(172,000)	2,621,000	(835,000)
(Loss) income from continuing operations	(997,000)	513,000	695,000	2,592,000
Discontinued operations
Income from discontinued operations, net of income taxes	—	—	2,000	—
Loss from sale of real estate, net of income taxes	—	—	(212,000)	—
Net (loss) income	$(997,000)	$513,000	$485,000	$2,592,000

Total assets			$806,818,000	$792,776,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

NOTE 16—INCOME TAXES
In determining quarterly provisions for income taxes, Kennedy Wilson uses an effective tax rate based on actual year-to-date income and statutory tax rates. The effective tax rate also reflects Kennedy Wilson's assessment of its potential exposure for uncertain tax positions.
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

NOTE 17—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of June 30, 2012 and December 31, 2011; consolidating statements of operations for the six months ended June 30, 2012 and 2011; consolidated statements of comprehensive income for the six months ended June 30, 2012 and 2011; and condensed consolidating statements of cash flows for the six months ended June 30, 2012 and 2011, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.

Included in the guarantor subsidiaries column below are data for certain guarantor subsidiaries that were less than 100% owned by Kennedy Wilson as of December 31, 2010. Such guarantor subsidiaries were restructured prior to the exchange offer for Kennedy-Wilson, Inc.'s outstanding 8.750% senior notes such that Kennedy Wilson now owns 100% of all of the guarantor subsidiaries. As a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of June 30, 2012.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$70,052,000	$990,000	$15,452,000	$—	$86,494,000
Accounts receivable	—	857,000	1,942,000	666,000	—	3,465,000
Accounts receivable — related parties	—	1,482,000	5,323,000	9,321,000	—	16,126,000
Notes receivable	—	862,000	9,658,000	900,000	—	11,420,000
Notes receivable — related parties	—	40,101,000	—	—	—	40,101,000
Real estate, net of accumulated depreciation	—	—	48,675,000	64,095,000	—	112,770,000
Investments in joint ventures	—	9,047,000	335,358,000	16,376,000	—	360,781,000
Investments in and advances to consolidated subsidiaries	406,198,000	615,373,000	83,629,000	—	(1,105,200,000)	—
Investment in loan pool participations	—	—	121,328,000	—	—	121,328,000
Marketable securities	—	10,293,000	33,000	—	—	10,326,000
Other assets	—	14,377,000	2,386,000	3,279,000	—	20,042,000
Goodwill	—	—	17,216,000	6,749,000	—	23,965,000
Total Assets	$406,198,000	$762,444,000	$626,538,000	$116,838,000	$(1,105,200,000)	$806,818,000

Liabilities and equity
Liabilities
Accounts payable	$52,000	$63,000	$147,000	$410,000	$—	$672,000
Accrued expenses and other liabilities	3,267,000	8,439,000	5,819,000	4,609,000	—	22,134,000
Accrued salaries and benefits	—	3,088,000	1,196,000	433,000	—	4,717,000
Deferred tax liability	—	21,056,000	(388,000)	(76,000)	—	20,592,000
Senior notes payable	—	249,411,000	—	—	—	249,411,000
Mortgage loans payable	—	—	4,391,000	26,357,000	—	30,748,000
Borrowings under line of credit	—	34,189,000	—	—	—	34,189,000
Junior subordinated debentures	—	40,000,000	—	—	—	40,000,000
Total liabilities	3,319,000	356,246,000	11,165,000	31,733,000	—	402,463,000

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	402,879,000	406,198,000	615,373,000	83,629,000	(1,105,200,000)	402,879,000
Noncontrolling interests	—	—	—	1,476,000	—	1,476,000
Total equity	402,879,000	406,198,000	615,373,000	85,105,000	(1,105,200,000)	404,355,000
Total liabilities and equity	$406,198,000	$762,444,000	$626,538,000	$116,838,000	$(1,105,200,000)	$806,818,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
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

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Management and leasing fees	$—	$313,000	$2,471,000	$1,317,000	$—	$4,101,000
Management and leasing fees — related party	—	—	2,622,000	3,509,000	—	6,131,000
Commissions	—	12,000	279,000	1,079,000	—	1,370,000
Commissions — related party	—	—	1,031,000	—	—	1,031,000
Rental and other income	—	—	150,000	1,327,000	—	1,477,000
Total revenue	—	325,000	6,553,000	7,232,000	—	14,110,000
Operating expenses
Commission and marketing expenses		98,000	1,191,000	51,000	—	1,340,000
Compensation and related expenses	1,207,000	3,896,000	2,973,000	2,218,000	—	10,294,000
General and administrative	—	2,931,000	947,000	1,010,000	—	4,888,000
Depreciation and amortization	—	83,000	99,000	795,000	—	977,000
Rental operating expenses	—	—	250,000	671,000	—	921,000
Total operating expenses	1,207,000	7,008,000	5,460,000	4,745,000	—	18,420,000
Equity in joint venture income	—	364,000	4,525,000	219,000	—	5,108,000
Interest income from loan pool participations and notes receivable	—	—	2,857,000	19,000	—	2,876,000
Income from consolidated subsidiaries	210,000	10,236,000	1,808,000	—	(12,254,000)	—
Operating (loss) income	(997,000)	3,917,000	10,283,000	2,725,000	(12,254,000)	3,674,000
Non-operating income (expense)
Interest income	—	1,000	24,000	—	—	25,000
Interest income — related party	—	1,182,000	—	—	—	1,182,000
Realized foreign currency exchange gain (loss)	—	—	—	38,000	—	38,000
Interest expense	—	(6,529,000)	(71,000)	(454,000)	—	(7,054,000)
Income from continuing operations before benefit from income taxes	(997,000)	(1,429,000)	10,236,000	2,309,000	(12,254,000)	(2,135,000)
Benefit from income taxes	—	1,639,000	—	(501,000)	—	1,138,000
Net (loss) income	(997,000)	210,000	10,236,000	1,808,000	(12,254,000)	(997,000)
Net income attributable to the noncontrolling interests	—	—	—	(128,000)	—	(128,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc.	(997,000)	210,000	10,236,000	1,680,000	(12,254,000)	(1,125,000)
Preferred dividends and accretion of preferred stock issuance costs	(2,036,000)	—	—	—	—	(2,036,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(3,033,000)	$210,000	$10,236,000	$1,680,000	$(12,254,000)	$(3,161,000)

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Management and leasing fees	$—	$4,000	$1,601,000	$741,000	$—	$2,346,000
Management and leasing fees—related party	—	—	2,324,000	276,000	—	2,600,000
Commissions	—	51,000	1,842,000	69,000	—	1,962,000
Commissions—related party	—	—	637,000	10,000	—	647,000
Rental and other income	—	—	465,000	490,000	—	955,000
Total revenue	—	55,000	6,869,000	1,586,000	—	8,510,000
Operating expenses
Commission and marketing expenses	—	—	649,000	87,000	—	736,000
Compensation and related expenses	1,298,000	2,870,000	3,322,000	767,000	—	8,257,000
General and administrative	—	1,839,000	933,000	268,000	—	3,040,000
Depreciation and amortization	—	53,000	233,000	177,000	—	463,000
Rental operating expenses	—	—	462,000	180,000	—	642,000
Total operating expenses	1,298,000	4,762,000	5,599,000	1,479,000	—	13,138,000
Equity in joint venture income	—	68,000	2,320,000	163,000	—	2,551,000
Interest income from loan pool participations and notes receivable	—	—	2,220,000	21,000	—	2,241,000
Income from consolidated subsidiaries	1,811,000	12,268,000	6,560,000	—	(20,639,000)	—
Operating income	513,000	7,629,000	12,370,000	291,000	(20,639,000)	164,000
Non-operating income (expense)
Interest income	—	84,000	68,000	—	—	152,000
Interest income—related party	—	249,000	—	—	—	249,000
Remeasurement gain	—	—	—	6,348,000	—	6,348,000
Interest expense	—	(5,979,000)	(170,000)	(79,000)	—	(6,228,000)
Income from continuing operations before provision for income taxes	513,000	1,983,000	12,268,000	6,560,000	(20,639,000)	685,000
Provision for income taxes	—	(172,000)	—	—	—	(172,000)
Net income	513,000	1,811,000	12,268,000	6,560,000	(20,639,000)	513,000
Net income attributable to the noncontrolling interests	—	—	(296,000)	(3,000)	—	(299,000)
Net income attributable to Kennedy-Wilson Holdings, Inc.	513,000	1,811,000	11,972,000	6,557,000	(20,639,000)	214,000
Preferred stock dividends and accretion of issuance costs	(2,636,000)	—	—	—	—	(2,636,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(2,123,000)	$1,811,000	$11,972,000	$6,557,000	$(20,639,000)	$(2,422,000)
—————
(1)    Included in the guarantor subsidiaries column above are data for certain subsidiaries that were less than 100% owned by Kennedy Wilson during the three months ended June 30, 2011. Such guarantor subsidiaries were restructured prior to registering the notes such that Kennedy Wilson now owns 100% of all the guarantor subsidiaries. As a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for such guarantor subsidiaries.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Management and leasing fees	$—	$333,000	$4,061,000	$2,863,000	$—	$7,257,000
Management and leasing fees — related party	—	—	5,016,000	6,700,000	—	11,716,000
Commissions	—	55,000	841,000	1,140,000	—	2,036,000
Commissions — related party	—	—	1,984,000	—	—	1,984,000
Rental and other income	—	—	306,000	2,641,000	—	2,947,000
Total revenue	—	388,000	12,208,000	13,344,000	—	25,940,000
Operating expenses
Commission and marketing expenses	—	98,000	2,090,000	117,000	—	2,305,000
Compensation and related expenses	2,078,000	6,923,000	5,945,000	4,348,000	—	19,294,000
General and administrative	—	4,666,000	1,885,000	2,006,000	—	8,557,000
Depreciation and amortization	—	165,000	192,000	1,557,000	—	1,914,000
Rental operating expenses	—	—	490,000	1,301,000	—	1,791,000
Total operating expenses	2,078,000	11,852,000	10,602,000	9,329,000	—	33,861,000
Equity in joint venture income	—	429,000	4,727,000	5,468,000	—	10,624,000
Interest income from loan pool participations and notes receivable	—	—	3,375,000	39,000	—	3,414,000
Income from consolidated subsidiaries	2,563,000	17,592,000	8,188,000	—	(28,343,000)	—
Operating income	485,000	6,557,000	17,896,000	9,522,000	(28,343,000)	6,117,000
Non-operating income (expense)
Interest income	—	31,000	24,000	—	—	55,000
Interest income — related party	—	2,269,000	—	—	—	2,269,000
Gain on sale of marketable securities	—	2,931,000	—	—	—	2,931,000
Realized foreign currency exchange loss	—	(112,000)	—	38,000	—	(74,000)
Interest expense	—	(12,235,000)	(118,000)	(871,000)	—	(13,224,000)
Income (loss) from continuing operations before benefit from income taxes	485,000	(559,000)	17,802,000	8,689,000	(28,343,000)	(1,926,000)
Benefit from income taxes	—	3,122,000	—	(501,000)	—	2,621,000
Income from continuing operations	485,000	2,563,000	17,802,000	8,188,000	(28,343,000)	695,000
Discontinued operations
Income from discontinued operations, net of income taxes	—	—	2,000	—	—	2,000
Loss from sale of real estate, net of income taxes	—	—	(212,000)	—	—	(212,000)
Net income	485,000	2,563,000	17,592,000	8,188,000	(28,343,000)	485,000
Net income attributable to the noncontrolling interests	—	—	—	(2,926,000)	—	(2,926,000)
Net income attributable to Kennedy-Wilson Holdings, Inc.	485,000	2,563,000	17,592,000	5,262,000	(28,343,000)	(2,441,000)
Preferred dividends and accretion of preferred stock issuance costs	(4,072,000)	—	—	—	—	(4,072,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(3,587,000)	$2,563,000	$17,592,000	$5,262,000	$(28,343,000)	$(6,513,000)

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2011

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Management and leasing fees	$—	$65,000	$3,218,000	$1,512,000	$—	$4,795,000
Management and leasing fees — related party	—	—	4,629,000	533,000	—	5,162,000
Commissions	—	397,000	3,017,000	99,000	—	3,513,000
Commissions — related party	—	—	1,647,000	10,000	—	1,657,000
Sale of real estate	—	—	417,000	—	—	417,000
Rental and other income	—	—	688,000	1,005,000	—	1,693,000
Total revenue	—	462,000	13,616,000	3,159,000	—	17,237,000
Operating expenses
Commission and marketing expenses	—	—	1,220,000	153,000	—	1,373,000
Compensation and related expenses	2,465,000	5,485,000	6,676,000	1,463,000	—	16,089,000
Cost of real estate sold	—	—	397,000	—	—	397,000
General and administrative	—	3,420,000	1,951,000	482,000	—	5,853,000
Depreciation and amortization	—	93,000	447,000	357,000	—	897,000
Rental operating expenses	—	—	725,000	328,000	—	1,053,000
Total operating expenses	2,465,000	8,998,000	11,416,000	2,783,000	—	25,662,000
Equity in joint venture income	—	68,000	7,600,000	139,000	—	7,807,000
Interest income from loan pool participations and notes receivable	—	12,000	4,734,000	41,000	—	4,787,000
Income from consolidated subsidiaries	5,057,000	20,929,000	6,695,000	—	(32,681,000)	—
Operating income	2,592,000	12,473,000	21,229,000	556,000	(32,681,000)	4,169,000
Non-operating income (expense)
Interest income	—	122,000	68,000	—	—	190,000
Interest income — related party	—	477,000	—	—	—	477,000
Remeasurement gain	—	—	—	6,348,000	—	6,348,000
Interest expense	—	(7,180,000)	(368,000)	(209,000)	—	(7,757,000)
Income from continuing operations before provision for income taxes	2,592,000	5,892,000	20,929,000	6,695,000	(32,681,000)	3,427,000
Provision for income taxes	—	(835,000)	—	—	—	(835,000)
Net income	2,592,000	5,057,000	20,929,000	6,695,000	(32,681,000)	2,592,000
Net income attributable to the noncontrolling interests	—	—	(1,329,000)	(8,000)	—	(1,337,000)
Net income attributable to Kennedy-Wilson Holdings, Inc.	2,592,000	5,057,000	19,600,000	6,687,000	(32,681,000)	1,255,000
Preferred dividends and accretion of preferred stock issuance costs	(4,672,000)	—	—	—	—	(4,672,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(2,080,000)	$5,057,000	$19,600,000	$6,687,000	$(32,681,000)	$(3,417,000)
—————
(1)    Included in the guarantor subsidiaries column above are data for certain subsidiaries that were less than 100% owned by Kennedy Wilson during the six months ended June 30, 2011. Such guarantor subsidiaries were restructured prior to registering the notes such that Kennedy Wilson now owns 100% of all the guarantor subsidiaries. As a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for such guarantor subsidiaries.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (Loss) Income	$(997,000)	$210,000	$10,236,000	$1,808,000	$(12,254,000)	$(997,000)

Other comprehensive (loss) income, net of tax:
Unrealized holding loss on available for sale securities	—	(1,998,000)	—	—	—	(1,998,000)
Unrealized foreign currency translation gain (loss)	—	—	2,120,000	(432,000)	—	1,688,000
Unrealized forward contract foreign currency loss	—	(328,000)	(1,480,000)	—	—	(1,808,000)
Total other comprehensive (loss) income for the period	$—	$(2,326,000)	$640,000	$(432,000)	$—	$(2,118,000)

Comprehensive (loss) income	$(997,000)	$(2,116,000)	$10,876,000	$1,376,000	$(12,254,000)	$(3,115,000)
Comprehensive income attributable to noncontrolling interests	—	—	—	(128,000)	—	(128,000)
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(997,000)	$(2,116,000)	$10,876,000	$1,248,000	$(12,254,000)	$(3,243,000)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2011

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net Income	$513,000	$1,811,000	$12,268,000	$6,560,000	$(20,639,000)	$513,000

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation gain	—	—	2,161,000	—	—	2,161,000
Unrealized forward contract foreign currency loss	—	—	(1,067,000)	—	—	(1,067,000)
Total other comprehensive gain for the period	$—	$—	$1,094,000	$—	$—	$1,094,000

Comprehensive income	$513,000	$1,811,000	$13,362,000	$6,560,000	$(20,639,000)	$1,607,000
Comprehensive income attributable to noncontrolling interests	—	—	(296,000)	(3,000)	—	(299,000)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$513,000	$1,811,000	$13,066,000	$6,557,000	$(20,639,000)	$1,308,000

—————
(1)    Included in the guarantor subsidiaries column above are data for certain subsidiaries that were less than 100% owned by Kennedy Wilson during the three months ended June 30, 2011. Such guarantor subsidiaries were restructured prior to registering the notes such that Kennedy Wilson now owns 100% of all the guarantor subsidiaries. As a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for such guarantor subsidiaries.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net Income	$485,000	$2,563,000	$17,592,000	$8,188,000	$(28,343,000)	$485,000

Other comprehensive income (loss), net of tax:
Unrealized holding gains on available for sale securities	—	3,465,000	—	—	—	3,465,000
Unrealized foreign currency translation gain (loss)	—	96,000	(887,000)	(388,000)	—	(1,179,000)
Unrealized forward contract foreign currency (loss) gain	—	(328,000)	2,508,000	—	—	2,180,000
Total other comprehensive income (loss) for the period	$—	$3,233,000	$1,621,000	$(388,000)	$—	$4,466,000

Comprehensive income	$485,000	$5,796,000	$19,213,000	$7,800,000	$(28,343,000)	$4,951,000
Comprehensive income attributable to noncontrolling interests	—	—	—	(2,926,000)	—	(2,926,000)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$485,000	$5,796,000	$19,213,000	$4,874,000	$(28,343,000)	$2,025,000

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2011

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net Income	$2,592,000	$5,057,000	$20,929,000	$6,695,000	$(32,681,000)	$2,592,000

Other comprehensive income, net of tax:
Unrealized foreign currency translation gain	—	—	550,000	—	—	550,000
Unrealized forward contract foreign currency loss	—	—	(343,000)	—	—	(343,000)
Total other comprehensive income for the period	$—	$—	$207,000	$—	$—	$207,000

Comprehensive income	$2,592,000	$5,057,000	$21,136,000	$6,695,000	$(32,681,000)	$2,799,000
Comprehensive income attributable to noncontrolling interests	—	—	(1,329,000)	(8,000)	—	(1,337,000)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$2,592,000	$5,057,000	$19,807,000	$6,687,000	$(32,681,000)	$1,462,000

—————
(1)    Included in the guarantor subsidiaries column above are data for certain subsidiaries that were less than 100% owned by Kennedy Wilson during the six months ended June 30, 2011. Such guarantor subsidiaries were restructured prior to registering the notes such that Kennedy Wilson now owns 100% of all the guarantor subsidiaries. As a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for such guarantor subsidiaries.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities	$—	$(35,269,000)	$45,187,000	$(17,000)	$9,901,000
Cash flows from investing activities:
Additions to notes receivable	—	—	(4,466,000)	—	(4,466,000)
Collections of notes receivable	—	—	1,301,000	—	1,301,000
Additions to notes receivable—related party	—	(15,925,000)	—	—	(15,925,000)
Collections of notes receivable - related party	—	9,093,000	—	—	9,093,000
Net proceeds from sale of real estate	—	—	17,905,000	—	17,905,000
Purchases of and additions to real estate	—	—	(15,702,000)	(115,000)	(15,817,000)
Proceeds from sale of marketable securities	—	21,386,000	—	—	21,386,000
Distributions from joint ventures	—	—	29,495,000	127,000	29,622,000
Contributions to joint ventures	—	(1,202,000)	(44,805,000)	(3,462,000)	(49,469,000)
Contributions of loan pool participations	—	—	(49,925,000)	—	(49,925,000)
(Investments in) distributions from consolidated subsidiaries, net	10,156,000	(37,006,000)	20,088,000	6,762,000	—
Net cash provided by (used in) investing activities	10,156,000	(23,654,000)	(46,109,000)	3,312,000	(56,295,000)
Cash flow from financing activities:
Borrowings under line of credit	—	45,000,000	—	—	45,000,000
Repayment of line of credit	—	(10,811,000)	—	—	(10,811,000)
Debt issue costs	—	(1,026,000)	—	—	(1,026,000)
Repurchase of common stock	(47,000)	—	—	—	(47,000)
Repurchase of warrants	(1,395,000)	—	—	—	(1,395,000)
Dividends paid	(8,714,000)	—	—	—	(8,714,000)
Acquisition of noncontrolling interests	—	—	—	(473,000)	(473,000)
Distributions to noncontrolling interests	—	—	—	(4,931,000)	(4,931,000)
Net cash (used in) provided by financing activities	(10,156,000)	33,163,000	—	(5,404,000)	17,603,000
Effect of currency exchange rate changes on cash and cash equivalents	—	—	(641,000)	—	(641,000)
Net change in cash and cash equivalents	—	(25,760,000)	(1,563,000)	(2,109,000)	(29,432,000)
Cash and cash equivalents, beginning of year	—	95,812,000	2,553,000	17,561,000	115,926,000
Cash and cash equivalents, end of year	$—	$70,052,000	$990,000	$15,452,000	$86,494,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2011

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Consolidated Total
Cash flows provided by (used in) operating activities:	$1,799,000	$(16,294,000)	$1,501,000	$118,000	$(12,876,000)
Cash flows from investing activities:
Collections of notes receivable	—	—	486,000	—	486,000
Additions to notes receivable - related party	—	(8,322,000)	—	—	(8,322,000)
Collections of notes receivable - related party	—	3,479,000	—	—	3,479,000
Net proceeds from sale of real estate	—	—	416,000	—	416,000
Purchases of and additions to real estate	—	—	(889,000)	—	(889,000)
Distributions from joint ventures	—	—	9,729,000	1,437,000	11,166,000
Contributions to joint ventures	—	(2,000,000)	(69,155,000)	(2,512,000)	(73,667,000)
(Investment in) distributions from consolidated subsidiaries, net	(47,761,000)	(26,686,000)	64,314,000	10,133,000	—
Net cash (used in) provided by investing activities	(47,761,000)	(33,529,000)	4,901,000	9,058,000	(67,331,000)
Cash flow from financing activities:
Issuance of senior notes payable	—	249,344,000	—	—	249,344,000
Repayment of notes payable	—	(20,533,000)	—	(4,250,000)	(24,783,000)
Borrowings under line of credit	—	19,000,000	—	—	19,000,000
Repayment of lines of credit	—	(46,750,000)	—	—	(46,750,000)
Borrowings under mortgage loans payable	—	—	5,077,000	12,000,000	17,077,000
Repayment of mortgage loans payable	—	—	(13,282,000)	(16,827,000)	(30,109,000)
Debt issue costs	—	(7,181,000)	—	—	(7,181,000)
Issuance of common stock	51,360,000	—	—	—	51,360,000
Repurchase of common stock	(36,000)	—	—	—	(36,000)
Repurchase of warrants	(1,312,000)	—	—	—	(1,312,000)
Dividends paid	(4,050,000)	—	—	—	(4,050,000)
Contributions from noncontrolling interests	—	—	1,488,000	—	1,488,000
Distributions to noncontrolling interests	—	—	(484,000)	(32,000)	(516,000)
Net cash provided by (used in) financing activities	45,962,000	193,880,000	(7,201,000)	(9,109,000)	223,532,000
Effect of currency exchange rate changes on cash and cash equivalents	—	—	925,000	—	925,000
Net change in cash and cash equivalents	—	144,057,000	126,000	67,000	144,250,000
Cash and cash equivalents, beginning of period	—	42,793,000	3,350,000	825,000	46,968,000
Cash and cash equivalents, end of period	$—	$186,850,000	$3,476,000	$892,000	$191,218,000
—————
(1)    Included in the guarantor subsidiaries column above are data for certain subsidiaries that were less than 100% owned by Kennedy Wilson during the six months ended June 30, 2011. Such guarantor subsidiaries were restructured prior to registering the notes such that Kennedy Wilson now owns 100% of all the guarantor subsidiaries. As a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for such guarantor subsidiaries.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

NOTE 18—SUBSEQUENT EVENTS
During July 2012, Kennedy Wilson completed a secondary offering of 8.6 million shares of its common stock, which raised $106.5 million of net proceeds. We used $40.0 million of the proceeds to pay off the outstanding balance on our line of credit.

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

Overview
Founded in 1977, we are an international real estate investment and services firm. We are a vertically-integrated real estate operating company with approximately 300 professionals in 23 offices throughout the U.S., United Kingdom, Ireland and Japan. Based on management's estimate of fair value as of June 30, 2012, we have approximately $11.7 billion of real estate and real estate related assets under our management ("AUM"), totaling approximately 58 million square feet of properties throughout the U.S., Europe and Japan. This includes ownership in 14,114 multifamily apartment units, of which 204 units are owned by our consolidated subsidiaries and 13,910 are held in joint ventures.
AUM generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, and investments in joint ventures. Our AUM is intended principally to reflect the extent of our presence in the real estate market, and is not the basis for determining our management fees. Our material assets under management consist of the total estimated fair value of the real estate properties and other assets either owned by third parties, wholly-owned by us or held by joint ventures and other entities in which our sponsored funds or investment vehicles and client accounts have invested. Committed (but unfunded) capital from investors in our sponsored funds is not included in this component of our AUM. The estimated value of development properties is included at estimated completion cost.
Our operations are defined by two core business units: KW Investments and KW Services. KW Investments invests our capital and our partners' capital in real estate related assets including multifamily, loans secured by real estate, commercial, and residential properties. KW Services provides a full array of real estate-related services to investors and lenders, with a strong focus on financial institution based clients.

The following table describes our investment account (Kennedy Wilson's equity in real estate, marketable securities, and loan investments), which includes the following financial statement captions and is derived from our consolidated balance sheet, as of June 30, 2012 and December 31, 2011 (dollars in millions):

	June 30, 2012	December 31, 2011
Investment in joint ventures	$360.8	$343.4
Real estate	112.8	115.9
Mortgage debt	(30.7)	(30.7)
Notes receivable	51.5	41.2
Loan pool participations	121.3	90.0
Marketable securities	10.3	23.0
	$626.0	$582.8
The following table breaks down our investment account information derived from our consolidated balance sheet by investment type and geographic location as of June 30, 2012:

	Dollars in millions
	Multifamily	Loans Secured by Real Estate	Commercial	Residential (1)	Other	Total
Western U.S.	$128.7	$153.0	$53.5	$80.4	$—	$415.6
Japan	105.2	—	9.0	—	—	114.2
United Kingdom and Ireland	15.5	62.3	—	—	10.3	88.1
Other	0.4	—	2.2	0.2	5.3	8.1
Total	$249.8	$215.3	$64.7	$80.6	$15.6	$626.0
The following table breaks down our investment account information derived from our consolidated balance sheet by investment type and geographic location as of December 31, 2011:

	Dollars in millions
	Multifamily	Loans Secured by Real Estate	Commercial	Residential (1)	Other	Total
Western U.S.	$131.3	$106.5	$52.3	$78.4	$—	$368.5
Japan	112.1	—	9.3	—	—	121.4
United Kingdom and Ireland	—	60.0	—	—	23.0	83.0
Other	0.2	4.8	0.7	0.1	4.1	9.9
Total	$243.6	$171.3	$62.3	$78.5	$27.1	$582.8
—————
(1)    Includes for-sale residential properties, condominiums and residential land.
Kennedy Wilson's Recent Highlights
Operating metrics

•
During the three months ended June 30, 2012, the Company achieved an adjusted EBITDA of $18.8 million, an 8% increase from $17.5 million for the same period in 2011. Excluding the remeasurement gain of $6.3 million recognized during the three months ended June 30, 2011, the Company achieved a 69% increase in adjusted EBITDA for the three months ended June 30, 2012 as compared to the same period in 2011.

•
During the six months ended June 30, 2012, the Company achieved an adjusted EBITDA of $38.0 million, a 17% increase from $32.6 million for the same period in 2011. Excluding the remeasurement gain of $6.3 million recognized during the six months ended June 30, 2011, the Company achieved a 45% increase in adjusted EBITDA for the six months ended June 30, 2012 as compared to the same period in 2011.

Investments business
Investment Account

•
Our investment account (Kennedy Wilson's equity in real estate, joint ventures, loan investments, and marketable securities) increased by 7% to $626.0 million from $582.8 million at December 31, 2011. This change was comprised of approximately $160.0 million of cash contributed to and income earned on investments and approximately $116.6 million of cash distributed from investments.

Operating metrics

•
During the three months ended June 30, 2012, our investments business achieved an EBITDA of $17.0 million, a 2% increase from $16.6 million for the same period in 2011. Excluding the remeasurement gain of $6.3 million recognized during the three months ended June 30, 2011, the Company achieved a 65% increase in adjusted EBITDA for the three months ended June 30, 2012 as compared to the same period in 2011.

•
During the six months ended June 30, 2012, our investments business achieved an EBITDA of $34.7 million, a 14% increase from $30.5 million for the same period in 2011. Excluding the remeasurement gain of $6.3 million recognized during the six months ended June 30, 2011, the Company achieved a 44% increase in adjusted EBITDA for the six months ended June 30,

2012 as compared to the same period in 2011.
Acquisition/disposition program

•
During the six months ended June 30, 2012, the Company and its equity partners acquired approximately $889.5 million of real estate related investments. We invested $107.0 million of our equity in the investment vehicles that acquired these real estate related investments. We expect to earn approximately $5.0 million of EBITDA per quarter going forward over the life these income-producing real estate related investments, of which $1.4 million was recognized for the three and six months ended June 30, 2012. Additionally, as of June 30, 2012, we and our equity partners are under contract to acquire approximately $514.0 million of real estate related investments. Since January 1, 2010 through June 30, 2012, we, together with our equity partners, have acquired or are under contract to acquire approximately $6.5 billion of real estate related investments. As of June 30, 2012, the Company and its equity partners own or are under contract to own 14,114 apartment units and approximately 3.6 million square feet of commercial real estate.

•	The composition of the $889.5 million of real estate related investments acquired by the Company and its equity partners during the six months ended June 30, 2012 is as follows:

◦
During the six months ended June 30, 2012, we, along with our equity partners, acquired approximately $788.8 million of income producing real estate assets. The underlying assets are located primarily in the Western U.S. (70% in terms of our equity invested) and Ireland (30% in terms of our equity invested) and include six multifamily properties with 1,801 units and eight commercial properties totaling 1.6 million square feet. We invested $52.8 million of our equity in the joint ventures that acquired these real estate assets.

◦
During the six months ended June 30, 2012, we, along with our equity partners, acquired or originated approximately $100.7 million of loans at an average discount of 14% to their principal balance. These loans are secured by 12 underlying properties all located in the Western U.S. and have an average coupon rate of 10.6% per annum. We invested approximately $54.2 million of our equity in participations in these loans. In addition, we generally earn origination and exit fees on our share of these loans.

•
During the six months ended June 30, 2012, the Company and its equity partners sold four multifamily properties located in the Western U.S. for a total of $243.0 million, which resulted in a total gain of $32.6 million, of which our share was $7.9 million.

Debt financing

•
During the six months ended June 30, 2012, the Company and its equity partners completed approximately $283.3 million of property financings at an average interest rate of 3.1% and a weighted average maturity of 7.9 years. During the six months ended June 30, 2011, the Company and its equity partners completed approximately $731.2 million of property financings at an average interest rate of 3.5% and a weighted average maturity of 4.4 years.

United Kingdom and Ireland

•
In December 2011, we and our equity partners acquired a loan pool secured by real estate located in the United Kingdom with an unpaid principal balance of $2.1 billion. As of June 30, 2012, the unpaid principal balance was $1.4 billion due to loan resolutions of approximately $689.6 million, representing 33% of the pool.

•
On March 13, 2012, we announced a €250 million (approximately $325 million) capital commitment from Fairfax Financial Holdings to acquire real estate and loans secured by real estate in the United Kingdom and Ireland. Investments under this program require Fairfax's agreement to participate on an investment by investment basis. In June 2012, we purchased our first investment within this platform, the historic 210-unit Alliance Building in Dublin, Ireland, located adjacent to Google's European headquarters, for $50.0 million. We invested $15.8 million of our equity in the joint venture that acquired this asset.

•
On May 2, 2012, we entered into a term sheet with a major European financial institution to create a framework to target the acquisition of €2 billion (approximately $2.5 billion) of performing, sub-performing and non-performing loans secured by commercial and residential real estate in Europe, with a focus on the United Kingdom and Ireland.

Japan

•
Maintained 93% occupancy in 50 apartment buildings with over 2,400 units. Excluding one 86-unit building with an expired corporate master lease that is now being leased to individual tenants, our Japanese apartment portfolio maintained 96% occupancy.

•	Since Fairfax became our partner in the Japanese apartment portfolio in September 2010, we have distributed a total of $51.5 million, of which our share was $24.0 million.
Services business

•	Management and leasing fees and commissions increased by 67% to $12.6 million for the three months ended June 30, 2012 from $7.6 million for the same period in 2011.

•	During the three months ended June 30, 2012, our services business achieved an EBITDA of $3.6 million, a 140% increase from $1.5 million for the same period in 2011.

•	Management and leasing fees and commissions increased by 52% to $23.0 million for the six months ended June 30, 2012 from $15.1 million for the same period in 2011.

•	During the six months ended June 30, 2012, our services business achieved an EBITDA of $6.3 million, a 91% increase from $3.3 million for the same period in 2011.
Corporate financing

•
In June 2012, we amended our existing revolving credit facility to, among other things, increase the total amount that may be borrowed thereunder by $25.0 million to $100 million and extend the maturity to June 30, 2015. Existing and future loans under the amended facility will bear interest at a rate equal to LIBOR plus 2.75%.

Subsequent events

•
In July 2012, the Company issued 8.6 million shares of common stock primarily to institutional investors, resulting in gross proceeds of $112.1 million of which $40 million was used to pay off the outstanding balance on our line of credit.

•	In July 2012, the Company was awarded its first auction assignment from a European financial institution and simultaneously opened an auction office in Madrid, Spain.
Results of Operations
The following table sets forth items derived from our consolidated statement of operations for the three and six months periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue
Management and leasing fees	$10,232,000	$4,946,000	$18,973,000	$9,957,000
Commissions	2,401,000	2,609,000	4,020,000	5,170,000
Sale of real estate	—	—	—	417,000
Rental and other income	1,477,000	955,000	2,947,000	1,693,000
Total revenue	14,110,000	8,510,000	25,940,000	17,237,000
Operating expenses
Commission and marketing expenses	1,340,000	736,000	2,305,000	1,373,000
Compensation and related expenses	10,294,000	8,257,000	19,294,000	16,089,000
Cost of real estate sold	—	—	—	397,000
General and administrative	4,888,000	3,040,000	8,557,000	5,853,000
Depreciation and amortization	977,000	463,000	1,914,000	897,000
Rental operating expenses	921,000	642,000	1,791,000	1,053,000
Total operating expenses	18,420,000	13,138,000	33,861,000	25,662,000
Equity in joint venture income	5,108,000	2,551,000	10,624,000	7,807,000
Interest income from loan pool participations and notes receivable	2,876,000	2,241,000	3,414,000	4,787,000
Operating income	3,674,000	164,000	6,117,000	4,169,000
Non-operating income (expense)
Interest income	1,207,000	401,000	2,324,000	667,000
Remeasurement gain	—	6,348,000	—	6,348,000
Gain on sale of marketable securities	—	—	2,931,000	—
Realized foreign currency exchange gain (loss)	38,000	—	(74,000)	—
Interest expense	(7,054,000)	(6,228,000)	(13,224,000)	(7,757,000)
(Loss) income from continuing operations before benefit from (provision for) income taxes	(2,135,000)	685,000	(1,926,000)	3,427,000
Benefit from (provision for) income taxes	1,138,000	(172,000)	2,621,000	(835,000)
(Loss) income from continuing operations	(997,000)	513,000	695,000	2,592,000
Income from discontinued operations, net of income taxes	—	—	2,000	—
Loss from sale of real estate, net of income taxes	—	—	(212,000)	—
Net (loss) income	(997,000)	513,000	485,000	2,592,000
Net income attributable to the noncontrolling interests	(128,000)	(299,000)	(2,926,000)	(1,337,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc.	(1,125,000)	214,000	(2,441,000)	1,255,000
Preferred dividends and accretion of preferred stock issuance costs	(2,036,000)	(2,636,000)	(4,072,000)	(4,672,000)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(3,161,000)	$(2,422,000)	$(6,513,000)	$(3,417,000)
EBITDA (1)	$17,611,000	$16,203,000	$35,902,000	$30,099,000
Adjusted EBITDA (2)	$18,818,000	$17,501,000	$37,980,000	$32,564,000
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
We use certain non-GAAP measures to analyze our business including EBITDA(1) and Adjusted EBITDA(2) , which are calculated as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net (loss) income	$(997,000)	$513,000	$485,000	$2,592,000
Non- GAAP adjustments:
Add back:
Interest expense	7,054,000	6,228,000	13,224,000	7,757,000
Kennedy Wilson's share of interest expense included in investment in joint ventures and loan pool participation	7,715,000	4,843,000	15,000,000	10,309,000
Depreciation and amortization	977,000	463,000	1,914,000	897,000
Kennedy Wilson's share of depreciation and amortization included in investment in joint ventures	4,000,000	3,984,000	7,900,000	7,709,000
(Benefit from) provision for income taxes	(1,138,000)	172,000	(2,621,000)	835,000
EBITDA (1)	17,611,000	16,203,000	35,902,000	30,099,000
Stock-based compensation	1,207,000	1,298,000	2,078,000	2,465,000
Adjusted EBITDA (2)	$18,818,000	$17,501,000	$37,980,000	$32,564,000
—————
(1)  (2)  See definitions in previous discussion.

The following tables summarize revenue, operating expenses, non-operating expenses, operating income (loss) and net income (loss) and calculates EBITDA(1) and Adjusted EBITDA(2) by our investments and services operating segments and corporate for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Investments
Rental and other income and sale of real estate	$1,477,000	$955,000	$2,947,000	$2,110,000
Operating expenses	(6,305,000)	(4,661,000)	(11,821,000)	(9,324,000)
Equity in joint venture income	5,108,000	2,551,000	10,624,000	7,807,000
Interest income from loan pool participations and notes receivable	2,876,000	2,241,000	3,414,000	4,787,000
Operating income	3,156,000	1,086,000	5,164,000	5,380,000
Remeasurement gain	—	6,348,000	—	6,348,000
Gain on sale of marketable securities	—	—	2,931,000	—
Realized foreign currency exchange gain (loss)	38,000	—	(74,000)	—
Interest income - related party	1,182,000	—	2,269,000	—
Interest expense	(159,000)	(74,000)	(317,000)	(151,000)
Income from continuing operations	4,217,000	7,360,000	9,973,000	11,577,000
Discontinued operations
Income from discontinued operations, net of income taxes	—	—	2,000	—
Loss from sale of real estate, net of income taxes	—	—	(212,000)	—
Income before benefit from and provision for income taxes	4,217,000	7,360,000	9,763,000	11,577,000
Non-GAAP adjustments:
Add back:
Interest expense	159,000	74,000	317,000	151,000
Kennedy Wilson's share of interest expense included in investment in joint ventures and loan pool participation	7,715,000	4,843,000	15,000,000	10,309,000
Depreciation and amortization	860,000	380,000	1,682,000	739,000
Kennedy Wilson's share of depreciation and amortization included in investment in joint ventures	4,000,000	3,984,000	7,900,000	7,709,000
EBITDA and Adjusted EBITDA (1) (2)	$16,951,000	$16,641,000	$34,662,000	$30,485,000

	Three Months Ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Services
Management and leasing fees and commissions	$12,633,000	$7,555,000	$22,993,000	$15,127,000
Operating expenses	(9,096,000)	(6,077,000)	(16,733,000)	(11,857,000)
Operating income	3,537,000	1,478,000	6,260,000	3,270,000
Income before benefit from and provision for income taxes	3,537,000	1,478,000	6,260,000	3,270,000
Non-GAAP adjustments:
Add back:
Depreciation and amortization	34,000	30,000	67,000	65,000
EBITDA and Adjusted EBITDA (1) (2)	$3,571,000	$1,508,000	$6,327,000	$3,335,000

—————
(1)  (2) See definitions in previous discussion.

	Three Months Ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Corporate:
Operating expenses	$(3,019,000)	$(2,400,000)	$(5,307,000)	$(4,481,000)
Operating loss	(3,019,000)	(2,400,000)	(5,307,000)	(4,481,000)
Interest income	25,000	152,000	55,000	190,000
Interest income - related party	—	249,000	—	477,000
Interest expense	(6,895,000)	(6,154,000)	(12,907,000)	(7,606,000)
Benefit from (provision for) income taxes	1,138,000	(172,000)	2,621,000	(835,000)
Net loss	(8,751,000)	(8,325,000)	(15,538,000)	(12,255,000)
Non-GAAP adjustments:
Add back:
Interest expense	6,895,000	6,154,000	12,907,000	7,606,000
Depreciation and amortization	83,000	53,000	165,000	93,000
(Benefit from) provision for income taxes	(1,138,000)	172,000	(2,621,000)	835,000
EBITDA (1)	(2,911,000)	(1,946,000)	(5,087,000)	(3,721,000)
Stock based compensation	1,207,000	1,298,000	2,078,000	2,465,000
Adjusted EBITDA (2)	$(1,704,000)	$(648,000)	$(3,009,000)	$(1,256,000)

—————
(1)  (2) See definitions in previous discussion.

Our Consolidated Financial Results: Three Months Ended June 30, 2012 compared to the Three Months Ended June 30, 2011
Our revenues for the three months ended June 30, 2012 and 2011 were $14.1 million and $8.5 million, respectively. Total operating expenses for the same periods were $18.4 million and $13.1 million, respectively, and net loss attributable to our common shareholders was $3.2 million and $2.4 million, respectively. Adjusted EBITDA was $18.8 million and $17.5 million, respectively, for the three months ended June 30, 2012 and 2011. Excluding the remeasurement gain of $6.3 million recognized during the three months ended June 30, 2011, the Company achieved a 69% increase in adjusted EBITDA for the three months ended June 30, 2012 as compared to the same period in 2011.
Revenues
Investments Segment Revenues
Rental and other income increased to $1.5 million for the three months ended June 30, 2012 from $1.0 million for the same period in 2011. The $0.5 million increase is due to the acquisition of an approximately 200,000 square foot office portfolio in Oakland, California, in the latter half of 2011.
Services Segment Revenues
Third Party Services - These are management and leasing fees as well as commissions earned from third parties and relate to assets in which we do not have an ownership interest.
Our third party management and leasing services increased to $4.1 million for the three months ended June 30, 2012 as compared to approximately $2.3 million for the same period in 2011. The $1.8 million or 78% increase partially relates to our acquisition of the real estate investment management division of the Bank of Ireland in the latter half of 2011 which provided additional asset management fees of $0.7 million. In addition, in March 2012, we acquired a real estate consultancy firm specializing in capital sourcing and real estate research for the single family homebuilding and multifamily apartment industries which generated $0.4 million in management fees. Furthermore, our existing third party management and leasing revenue increased by $0.7 million for the three months ended June 30, 2012 as compared to the same period in 2011.
Our third party commission revenues were $1.4 million for the three months ended June 30, 2012 as compared to approximately $2.0 million for the same period in 2011. During the three months ended June 30, 2012 we had a decrease in auction sales as compared to the same period in 2011 due to timing of the auctions. We expect auction sales to increase in the later half of 2012.
Related Party Services - These are management and leasing fees as well as commissions earned from our equity partners and relate to assets in which we have an ownership interest.
Our related party management and leasing services generated revenues of $6.1 million for the three months ended June 30, 2012 as compared to approximately $2.6 million for the same period in 2011. The $3.5 million increase primarily relates to our acquisition of the UK-based loan pool in the latter half of 2011, which provided additional asset management fees of $2.7 million. In addition, due to our acquisition activity in the latter half of 2011 and thus far in 2012, we generated an additional $0.8 million in management and leasing fees.
Our related party commission revenues generated revenues of $1.0 million for the three months ended June 30, 2012 as compared to approximately $0.6 million for the same period in 2011. The 59% increase primarily relates to our increased acquisition activity for the three months ended June 30, 2012 as compared to the same period in 2011.
Operating Expenses
Operating expenses for the three months ended June 30, 2012 were approximately $18.4 million, as compared to $13.1 million for the same period in 2011. This increase in operating expenses is a result of the growth in the size of our company as well as the increase in our revenues. Revenues increased approximately 66% for the three months ended June 30, 2012 as compared to the same period in 2011 while operating expenses increased only 40% in the three months ended June 30, 2012 as compared to the same period in 2011.
Investments Segment Operating Expenses
Operating expenses for the three months ended June 30, 2012 increased to $6.3 million compared to $4.7 million for the same period in 2011. Compensation and related expenses increased by $0.4 million and general and administrative expenses increased by $0.5 million due to the overall growth of our company. Rental operating expenses increased by $0.3 million and depreciation and amortization increased by $0.5 million due to the foreclosure of four assets in our consolidated loan portfolio and the acquisition of an approximately 200,000 square foot office portfolio in Oakland, California during the latter half of 2011.

Services Segment Operating Expenses
Services segment operating expenses increased to $9.1 million for the three months ended June 30, 2012 compared to $6.1 million for the same period in 2011. Commission and marketing expenses increased by $0.6 million as a result of an increase in third party services used to generate new business. Compensation and related expenses increased by $1.4 million and general and administrative expenses increased by $1.0 million primarily due to the growth of our company in the United Kingdom and Ireland. We began our operations in the United Kingdom and Ireland in June 2011 and as a result have added 21 employees to our head count there since then. An additional 7 employees were added to our head count in the U.S. since March 2012, as a result of the acquisition of the real estate consultancy firm discussed above.
Corporate Operating Expenses
Operating expenses for the three months ended June 30, 2012 were approximately $3.0 million as compared to $2.4 million for the same period in 2011. Compensation and related expenses increased by $0.3 million and general and administrative expenses increased by $0.3 million primarily due to the growth of our company.
Investments Segment Equity in Joint Venture Income
Equity in joint ventures generated income of $5.1 million for the three months ended June 30, 2012, as compared to income of $2.6 million for the same period in 2011.
The income during the three months ended June 30, 2012 was primarily related to the sale of a 213-unit residential tower in San Jose, California and a 440-unit apartment building in Beaverton, Oregan, which generated a total gain of $15.1 million of which $5.3 million was a gain to us.
During the three months ended June 30, 2011, the income was primarily attributable to fair value gains recognized in connection with a joint venture's foreclosure of a first trust deed position into ownership of a class A multifamily project in San Jose, California, the acquisition of additional membership interest in a joint venture that Kennedy-Wilson accounts for on a fair value basis, and the sale of a 286-unit apartment complex in Anaheim, California.
We look at equity in joint venture income plus our share of the joint ventures depreciation to get a better sense of cash generated by our joint venture investments. These amounts were $9.1 million and $6.5 million for the three months ended June 30, 2012 and 2011, respectively, representing a 39% increase.
Investments Segment Income from Loan Pool Participations and Notes Receivable
Income from loan pool participations and notes receivable generated income of $2.9 million for the three months ended June 30, 2012 as compared to $2.2 million for the same period in 2011. During the three months ended June 30, 2012, we accreted $2.0 million of interest income on our UK-based loan pool. Additionally, during the the three months ended June 30, 2012 we acquired a participation interest in two new loan pools which generated $1.0 million of accretion. The increases were offset by a decrease in accretion income recognized during the three months ended June 30, 2012 on our loan pools purchased during 2010 due to an increase in the estimated resolution periods as well as foreclosure on certain underlying real estate collateral.
Non-Operating Items
Interest expense was $7.1 million for the three months ended June 30, 2012 compared to $6.2 million for same period in 2011. The increase is primarily attributable to interest incurred on the borrowings under the line of credit and the cessation of interest capitalization on the 2700 acre ranch in Hawaii which we stopped development on and began marketing for sale during the three months ended June 30, 2012 as compared to the same period in 2011.
Benefit from income taxes was $1.1 million during the three months ended June 30, 2012 as compared to a provision for income taxes of $0.2 million for the same period in 2011. During the three months ended June 30, 2012, we had domestic taxable losses of $4.1 million for which we received a tax benefit at the federal tax rate of approximately 34% offset by foreign taxable income of $2.1 million by our United Kingdom and Irish subsidiaries which are taxed at the lower foreign tax rate resulting in a net benefit from income taxes. During the same period in 2011, a majority of our income was earned directly in the United States which is taxed at the federal rate of approximately 34%.
We had net income of $0.1 million attributable to non-controlling interest holders during the three months ended June 30, 2012 as compared to $0.3 million during the same period in 2011.

Our Consolidated Financial Results: Six Months Ended June 30, 2012 compared to the Six Months Ended June 30, 2011
Our revenues for the six months ended June 30, 2012 and 2011 were $25.9 million and $17.2 million, respectively. Total operating expenses for the same periods were $33.9 million and $25.7 million, respectively, and net loss attributable to our common shareholders was $6.5 million and $3.4 million, respectively. Adjusted EBITDA was $38.0 million and $32.6 million, respectively, for the six months ended June 30, 2012 and 2011. Excluding the remeasurement gain of $6.3 million recognized during the six months ended June 30, 2011, the Company achieved a 45% increase in adjusted EBITDA for the six months ended June 30, 2012 as compared to the same period in 2011.
Revenues
Investments Segment Revenues
Rental and other income increased to $2.9 million for the six months ended June 30, 2012 from $1.7 million for the same period in 2011. The $1.2 million increase is due to the acquisition of an approximately 200,000 square foot office portfolio in Oakland, California, in the latter half of 2011.
During the six months ended June 30, 2011, we sold a land in Kent, Washington, generating $0.4 million of proceeds in sale of real estate.
Services Segment Revenues
Third Party Services - These are management and leasing fees as well as commissions earned from third parties and relate to assets in which we do not have an ownership interest.
Our third party management and leasing services increased to $7.3 million for the six months ended June 30, 2012 as compared to approximately $4.8 million for the same period in 2011. The $2.5 million or 51% increase primarily relates to our acquisition of the real estate investment management division of the Bank of Ireland in the latter half of 2011 which provided additional asset management fees of $1.3 million. In addition, in March 2012, we acquired a real estate consultancy firm specializing in capital sourcing and real estate research for the single family homebuilding and multifamily apartment industries which generated $0.4 million in management fees. Furthermore, our existing third party management and leasing revenue increased by $0.8 million for the six months ended June 30, 2012 as compared to the same period in 2011.
Our third party commission revenues were $2.0 million for the six months ended June 30, 2012 as compared to approximately $3.5 million for the same period in 2011. During the six months ended June 30, 2012 we had a decrease in auction sales as compared to the same period in 2011 due to timing. We expect auction sales to increase in the later half of 2012.
Related Party Services - These are management and leasing fees as well as commissions earned from our equity partners and relate to assets in which we have an ownership interest.
Our related party management and leasing services generated revenues of $11.7 million for the six months ended June 30, 2012 as compared to approximately $5.2 million for the same period in 2011. The $6.5 million or 126% increase primarily relates to our acquisition of the UK-based loan pool in the latter half of 2011, which provided additional asset management fees of $5.0 million. In addition, due to our acquisition activity in the latter half of 2011 and thus far in 2012, we generated an additional $1.5 million in management and leasing fees.
Our related party commission revenues increased to $2.0 million for the six months ended June 30, 2012 as compared to $1.7 million for the same period in 2011.
Operating Expenses
Operating expenses for the six months ended June 30, 2012 were approximately $33.9 million, as compared to $25.7 million for the same period in 2011. This increase in operating expenses is a result of the growth in the size of our company as well as the increase in our revenues. Revenues before sales of real estate increased approximately 54% for the six months ended June 30, 2012 as compared to the same period in 2011 while operating expenses before cost of real estate sold increased only 34% in the six months ended June 30, 2012 as compared to the same period in 2011.
Investments Segment Operating Expenses
Operating expenses for the six months ended June 30, 2012 increased to $11.8 million compared to $9.3 million for the same period in 2011. The increase is attributable to the following:
Compensation and related expenses increased by $0.6 million and general and administrative expenses increased by $0.6 million due to the overall growth of our company.

Rental operating expenses increased by $0.7 million and depreciation and amortization increased by $0.9 million due to the foreclosure of four assets in our consolidated loan portfolio and the acquisition of an approximately 200,000 square foot office portfolio in Oakland, California during the latter half of 2011.
During the six months ended June 30, 2011, a land in Kent, Washington was sold which incurred $0.4 million of cost in real estate sold with no comparable activity during the six months ended June 30, 2012.
Services Segment Operating Expenses
Services segment operating expenses increased to $16.7 million for the six months June 30, 2012 from $11.8 million for the same period in 2011. Commission and marketing expenses increased by $0.9 million as a result of an increase in third party services used to generate new business. Compensation and related expenses increased by $2.3 million and general and administrative expenses increased by $1.7 million primarily due to to the growth of our company specifically in the United Kingdom and Ireland. We began our operations in the United Kingdom and Ireland in June 2011 and as a result have added 21 employees to our head count there since then. An additional 7 employees were added to our headcount in the U.S. since March 2012, as a result of the acquisition of the real estate consultancy firm discussed above.
Corporate Operating Expenses
Operating expenses for the six months ended June 30, 2012 were approximately $5.3 million as compared to $4.5 million for the same period in 2011. Compensation and related expenses increased by $0.3 million and general and administrative expenses increased by $0.4 million primarily due to the growth of our company
Investments Segment Equity in Joint Venture Income
Equity in joint ventures generated income of $10.6 million for the six months ended June 30, 2012, as compared to income of $7.8 million for the same period in 2011.
The income during the six months ended June 30, 2012 was primarily related to the the sale of a 180-unit apartment building in North Hollywood, California, which generated a total gain of $16.0 million of which $2.2 million was a gain to us and $3.0 million to our noncontrolling interest holders. Additionally, we sold a 213-unit residential tower in San Jose, California and a 440-unit apartment building in Beaverton, Oregan, which generated a total gain of $15.1 million of which $5.3 million was a gain to us.
During the six months ended June 30, 2011, the income was primarily attributable to fair value gains recognized in connection with one of our joint venture's foreclosing on a first trust deed position it held and then taking ownership of a class A multifamily project in San Jose, California, the acquisition of additional membership interests in a joint venture that Kennedy Wilson accounts for on the fair value option, and the sale of an 286-unit apartment complex in Anaheim, California.
We look at equity in joint venture income plus our share of the joint ventures depreciation to get a better sense of cash generated by our joint venture investments. These amounts were $18.5 million and $15.5 million for the six months ended June 30, 2012 and 2011, respectively, representing a 19% increase.
Investments Segment Income from Loan Pool Participations and Notes Receivable
Interest income from loan pool participations and notes receivable generated income of $3.4 million for the six months ended June 30, 2012 as compared to $4.8 million for the same period in 2011. During the six months ended June 30, 2012, we accreted $3.8 million of interest income on our UK-based loan pool. Additionally, during the the six months ended June 30, 2012, we acquired a participation interest in two new loan pools which generated $1.0 million of accretion. The increases were offset by a decrease in accretion income recognized during the six months ended June 30, 2012 on a loan pool purchased during 2010 due to an increase in the estimated resolution periods as well as foreclosure on certain underlying real estate collateral.
Non-Operating Items
Interest expense was $13.2 million for the six months ended June 30, 2012 compared to $7.8 million for same period in 2011. The increase is primarily attributable to the issuance of $250 million senior notes in April 2011 bearing interest at 8.75%. Additionally, during the six months ended June 30, 2012, interest was incurred on the borrowings under the line of credit with no comparable activity during 2011 and the cessation of interest capitalization on the 2700 acre ranch in Hawaii which we stopped development on and began marketing for sale during the second quarter of 2012.
Benefit from income taxes was $2.6 million during the six months ended June 30, 2012 as compared to a provision for income taxes of $0.8 million for the same period in 2011. During the six months ended June 30, 2012, we had domestic taxable losses of $7.9 million for which we received a tax benefit at the federal tax rate of approximately 34% offset by foreign taxable income of $3.5 million by our United Kingdom and Irish subsidiaries which are taxed at the lower foreign tax rates resulting in a net benefit from income taxes. During the same period in 2011, a majority of our income was earned directly in the United States which is taxed at the federal rate of approximately 34%.
We had net income of $2.9 million attributable to non-controlling interest holders during the six months ended June 30, 2012 as compared to $1.3 million during the same period in 2011. During the six months ended June 30, 2012, the net income attributable to non-controlling interest holders is primarily due to a gain on a multifamily property sale. During the six months ended June 30, 2011, a majority of the net income attributable to non-controlling interest holders related to entities which were consolidated at that time. As a result of the restructuring which was done under the 8.75% Senior Notes in December 2011, these entities were no longer consolidated as of December 31, 2011.

Liquidity and Capital Resources
Our liquidity and capital resources requirements include expenditures for joint venture investments, real estate, distressed debt and working capital needs. Historically, we have not required significant capital resources to support our brokerage and property management operations. We finance these operations with internally generated funds, borrowings under our revolving line of credit, sales of real estate, resolutions in loan pools and sales of equity and debt securities. Our investments in real estate are typically financed by mortgage loans secured primarily by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral. In some cases, we guarantee a portion of the loan related to a joint venture investment, usually until some condition, such as completion of construction or leasing or certain net operating income criteria, has been met. We do not expect these guarantees to materially affect liquidity or capital resources.
During the six months ended June 30, 2012, the Company earned $3.6 million related to operations in the United Kingdom and Ireland. Foreign taxes of $0.5 million are included in the consolidated tax provision for income taxes related to the portion of income earned directly by our United Kingdom and Ireland subsidiaries for the six months ended June 30, 2012. U.S. domestic taxes have not been provided for in the consolidated tax provision with respect to amounts earned directly by these subsidiaries since it is the Company's plan to indefinitely invest amounts earned by these subsidiaries in the United Kingdom and Ireland operations. If these subsidiaries' earnings were repatriated to the United States, additional U.S. domestic taxes of $5.0 million would be incurred. Additionally, approximately $14.5 million of our consolidated cash and cash equivalents are held by our United Kingdom and Irish subsidiaries.

Cash Flows
Operating

Our cash flows from operating activities are primarily dependent upon the operating distributions from our joint venture investments and loan pool participations, revenues from our services business, and the level of our operating expenses and other general and administrative costs.  Net cash provided by operating activities totaled $9.9 million for the six months ended June 30, 2012.  This was primarily related to operating distributions from our joint venture investments and loan pool participations of $37.4 million offset by payments of accrued expenses and other liabilities and accrued salaries and benefits. Net cash used in operating activities totaled $12.9 million for the six months ended June 30, 2011. This was primarily related to timing of cash operating expenses.
Investing

Our cash flows from investing activities are generally comprised of cash used to fund investments in our joint ventures and loan pool participations, property acquisitions and capital expenditures, loans secured by real estate, and investments in marketable securities as well as cash received from dispositions, resolutions and other distributions of these investments. Net cash used in investing activities totaled $56.3 million for the six months ended June 30, 2012. This was primarily due to $49.5 million of equity invested in joint ventures of which $37.8 million was invested in the acquisition of five income producing multifamily properties located primarily in the Western U.S. and Ireland. In addition, we invested $67.5 million to fund our equity in participations in new loan pools. The cash used in the aforementioned investing activities was offset by receipt of $29.6 million in investing distribution from our joint ventures primarily due to the sale of four multifamily properties located in the Western U.S. In addition we sold a portion of our marketable securities which provided $21.4 million.

Net cash used in investing activities totaled $67.3 million for the six months ended June 30, 2011. This was primarily due to $73.7 million of equity invested in joint ventures of which $11.2 million was invested in the acquisition of three income producing multifamily properties, $12.5 million was invested in an income producing office property and $19.0 million in a development project in Hawaii. In addition, we contributed $12.1 million to our joint venture in Japan for the purpose of refinancing a large portion of the Japanese multifamily portfolio and $7.0 million to increase our investment in a project in Northern California. The cash used in the aforementioned investing activities was offset by receipt of $11.2 million in investing distributions from our joint ventures.
Financing

Our net cash related to financing activities is generally impacted by our borrowings and capital activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests.  Net cash provided by financing activities totaled $17.6 million for the six months ended June 30, 2012. This is primarily due to net borrowing under our line of $34.2 million offset by payments of cash dividends of $8.7 million to our common and preferred shareholders and $4.9 million distribution to noncontrolling interest holders as a result of the sale of a 180-unit apartment building.

Net cash provided by financing activities totaled $223.5 million for the six months ended June 30, 2011. This is primarily due to the issuance of $250 million of senior notes with a maturity date of April 2019 which was offset by $7.2 million of debt issuance costs and fees paid as a result of this issuance. In addition, we issued 4.8 million shares of our common stock in a private placement for net proceeds of $51.4 million, offset by net repayments of $65.6 million under our line of credit, mortgage loans and notes payables and payments of cash dividends of $4.1 million.
We believe that existing cash and cash equivalents plus capital generated from property management and leasing, brokerage, sales of real estate owned, collections from notes receivable, as well as our current line of credit, will provide us with sufficient capital requirements for at least the next 12 months.
To the extent that we engage in additional strategic investments, including real estate, note portfolios, or acquisitions of other real estate related companies, we may need to obtain third party financing which could include bank financing or the public sale or private placement of debt or equity securities.
Under our current joint venture strategy, we generally contribute property expertise and a fully funded initial cash contribution, with commitments to providing additional funding. Capital required for additional improvements and supporting operations during leasing and stabilization periods is generally obtained at the time of acquisition via debt financing or third party investors. Accordingly, we generally do not have significant capital commitments with unconsolidated entities. However, there may be certain circumstances when we, usually with the other members of the joint venture entity, may be required to contribute additional capital for a limited period of time.
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

Contractual Obligations and Commercial Commitments
In 2011, the Company acquired an approximately 200,000 square foot office portfolio in Oakland, California from a related party fund in which we had a 5% ownership interest. Kennedy Wilson has committed to pay the seller 15% of all profits realized by Kennedy Wilson in excess of a 10% internal rate of return upon disposition of the investment. Accordingly, Kennedy Wilson has recorded a liability of $0.7 million, at fair value, for the 15% contingent interest. This interest is re-evaluated on an on-going basis.
At June 30, 2012, our contractual cash obligations, including debt and operating leases included the following:

	Payments due by period
	Total	Six months ending	1-3 years	4-5 years	After 5 years
		12/31/2012
Contractual Obligations
Borrowings: (1)
Mortgage loan payable	$30,748,300	$—	$4,912,680	$12,545,133	$13,290,487
Borrowings under line of credit (2)	34,189,000	—	34,189,000	—	—
Subordinated debt	40,000,000	—	—	—	40,000,000
Senior Notes	250,000,000	—	—	—	250,000,000
Total borrowings	354,937,300	—	39,101,680	12,545,133	303,290,487
Operating leases	9,548,000	1,174,000	6,396,000	1,978,000	—
Total contractual cash obligations	$364,485,300	$1,174,000	$45,497,680	$14,523,133	$303,290,487

(1)
See notes 9 - 12 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Six months ending 12/31/2012 - $13,705,000; 1-3 years - $80,772,000 ; 4-5 years - $50,493,000 ; After 5 years - $57,798,000. The interest payments on variable rate debt have been calculated using the interest rate in effect at June 30, 2012.

(2)	Subsequent to June 30, 2012, the borrowings under the line of credit were paid down. The estimated interest payments related to this borrowing are through the date of payoff.

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

In June 2012, Kennedy Wilson amended its existing unsecured revolving credit facility with U.S. Bank and East-West Bank which effectively increased the total principal amount available to be borrowed by an additional $25.0 million, for an aggregate of $100.0 million. The loans will bear interest at a rate equal to LIBOR plus 2.75% and the maturity date was extended to June 30, 2015. As of June 30, 2012, there was $34.2 million drawn on the line of credit.
In April 2011, Kennedy-Wilson, Inc., a wholly-owned subsidiary of Kennedy Wilson, issued $250 million in aggregate principal amount of its 8.750% senior notes due 2019, referred to as "the Notes". The terms of the Notes are governed by an indenture, dated as of April 5, 2011, by and among the issuer, Kennedy Wilson, as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantors and Wilmington Trust FSB, as trustee. The Notes bear interest at 8.750% per annum. Interest is payable on April 1 and October 1 of each year until the maturity date of April 1, 2019. The issuer's obligations under the Notes are fully and unconditionally guaranteed by Kennedy Wilson and the subsidiary guarantors. At any time prior to April 1, 2015, the issuer may redeem the Notes, in whole or in part, at a price equal to 100% of the principal amount, plus an applicable "make-whole" premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2015, the issuer may redeem the Notes, in whole or in part, at the redemption prices specified in the indenture. Until April 1, 2014, the issuer may choose to redeem the Notes in an amount not to exceed in aggregate 35% of the original principal amount of the Notes together with any additional Notes issued under the indenture with money the issuer or Kennedy Wilson raise in certain equity offerings. The amount of the 8.75% Notes included in the consolidated balance sheets, net of unamortized discount and premium, was $249.4 million at June 30, 2012.
The junior subordinated debentures, the unsecured credit facility with U.S. Bank and East-West Bank, and the indenture governing the 8.750% senior notes contain numerous restrictive covenants that, among other things, limit Kennedy Wilson's ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The unsecured credit facility and junior subordinated debentures also require Kennedy Wilson to maintain a minimum tangible net worth and a specified amount of cash and cash equivalents.
The junior subordinated debentures require Kennedy Wilson to maintain (i) a fixed charge coverage ratio (as defined in the indenture governing the junior subordinated debentures) of not less than 1.75 to 1.00, measured on a four-quarter rolling basis, and (ii) a ratio of total debt to net worth (as defined in the indenture governing the junior subordinated debentures) of not greater than 3.00 to 1.00 at anytime. As of the most recent quarter end, Kennedy Wilson's fixed charge coverage ratio was 2.84 to 1.00 and its ratio of total debt to net worth was 0.88 to 1.00. As of June 30, 2012, Kennedy Wilson was in compliance with this ratio.
The unsecured credit facility requires Kennedy Wilson to maintain (i) a minimum rent adjusted fixed charge coverage ratio (as defined in the unsecured credit facility) of not less than 1.50 to 1.00, measured on a four quarter rolling average basis and (ii) maximum balance sheet leverage (as defined in the unsecured credit facility) of not greater than 1.50 to 1.00, measured at the end of each calendar quarter. As of the most recent quarter end, Kennedy Wilson's adjusted fixed charge coverage ratio was 1.89 to 1.00 and its balance sheet leverage ratio was 0.85 to 1.00. As of June 30, 2012, Kennedy-Wilson, Inc.'s was in compliance with this ratio.
The indenture governing the 8.750% senior notes limits Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of June 30, 2012, the balance sheet leverage ratio was 0.85 to 1.00.

Off-Balance Sheet Arrangements
We have provided guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $24.1 million at June 30, 2012. The guarantees expire through 2015 and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sales proceeds of the property. If we were to become obligated to perform on these guarantees, it could have an adverse affect on our financial condition.
As of June 30, 2012, we have unfulfilled capital commitments totaling $6.3 million to our joint ventures. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to joint ventures in satisfaction of our capital commitment obligations.
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
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of June 30, 2012. The expected maturity categories take into consideration actual amortization of principal and do not take into consideration reinvestment of cash. The weighted average interest rate for the various assets and liabilities presented are actual as of June 30, 2012. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or to refinance the loans with fixed interest rate debt.

All instruments included in this analysis are non-trading.

	Principal maturing in:								Fair Value June 30,
(in thousands)	2012	2013	2014	2015	2016	Thereafter		Total	2012
Interest rate sensitive assets
Cash equivalents	$86,494	—	—	—	—	—		$86,494	$86,494
Average interest rate	0.25%	—	—	—	—	—		0.25%
Fixed rate receivables	8,796	42,724	—	—	—	—		51,520	51,520
Average interest rate	10.92%	14.57%	—	—	—	—		13.95%
Total	$95,290	$42,724	$—	$—	$—	$—		$138,014	$138,014
Weighted average interest rate	1.24%	14.57%	—	—	—	—		5.37%
Interest rate sensitive liabilities
Variable rate borrowings	—	4,391	—	34,189	—	—		38,580	38,580
Average interest rate	—	4.25%	—	2.99%	—	—		3.13%
Fixed rate borrowings	—	—	—	—	12,000	304,357	*	316,357	323,404
Average interest rate	—	—	—	—	6.75%	8.58%		8.51%
Total	$—	$4,391	$—	$34,189	$12,000	$304,357		$354,937	$361,984
Weighted average interest rate	—	4.25%	—	2.99%	6.75%	8.58%		7.92%
* Does not include the unamortized accretion related to the net discount of $0.6 million associated with the issuance of the senior notes payable.

Item 4.	Controls and Procedures

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased or Sold		Average Price Paid per Share (or Unit) ($)	Total Number of Shares (or Units) Purchased as Part of Publically Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 — April 30	150,000	(1)	$13.59	—	—

(1)	Issued 150,000 shares of common stock in a private transaction at $13.59.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNEDY-WILSON HOLDINGS, INC.

Dated:	August 9, 2012	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)