Form 10-Q
period 2012-09-30
Kennedy-Wilson Holdings, Inc.
filed 2012-11-09
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of common stock outstanding as of November 6, 2012 was 63,772,598.

FORWARD-LOOKING STATEMENTS
Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are necessarily estimates reflecting the judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results. Disclosures that use words such as “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. These risks and uncertainties may include these factors and the risks and uncertainties described elsewhere in this report and other filings with the Securities and Exchange Commission (the “SEC”), including the Item 1A. “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2011. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed in our filings with the SEC. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$126,804,000	$115,926,000
Accounts receivable	3,378,000	3,114,000
Accounts receivable — related parties	19,504,000	15,612,000
Notes receivable	43,391,000	7,938,000
Notes receivable — related parties	40,101,000	33,269,000
Real estate, net of accumulated depreciation	111,517,000	115,880,000
Investments in joint ventures ($50,995,000 and $51,382,000 carried at fair value as of September 30, 2012 and December 31, 2011, respectively)	380,563,000	343,367,000
Investments in loan pool participations	102,854,000	89,951,000
Marketable securities	10,265,000	23,005,000
Other assets	19,955,000	20,749,000
Goodwill	23,965,000	23,965,000
Total assets	$882,297,000	$792,776,000

Liabilities and equity
Liabilities
Accounts payable	$1,306,000	$1,798,000
Accrued expenses and other liabilities	29,129,000	24,262,000
Accrued salaries and benefits	5,600,000	14,578,000
Deferred tax liability	19,610,000	18,437,000
Senior notes payable	249,425,000	249,385,000
Mortgage loans payable	30,748,000	30,748,000
Junior subordinated debentures	40,000,000	40,000,000
Total liabilities	375,818,000	379,208,000

Equity
Cumulative preferred stock, $0.0001 par value: 1,000,000 shares authorized $1,000 per share liquidation preference:
6.00% Series A, 100,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011, mandatorily convertible on May 19, 2015	—	—
6.45% Series B, 32,550 shares issued and outstanding as of September 30, 2012 and December 31, 2011, mandatorily convertible on November 3, 2018	—	—
Common stock, $0.0001 par value: 125,000,000 shares authorized, 64,789,646 and 52,989,646 shares issued and 63,772,598 and 51,825,998 shares outstanding as of September 30, 2012 and December 31, 2011, respectively	6,000	5,000
Additional paid-in capital	514,586,000	407,335,000
Retained earnings (accumulated deficit)	(11,583,000)	9,708,000
Accumulated other comprehensive income	11,786,000	5,035,000
Common stock held in treasury, at cost, $0.0001 par value, 1,017,048 and 1,163,648 held at September 30, 2012 and December 31, 2011, respectively	(9,856,000)	(11,848,000)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	504,939,000	410,235,000
Noncontrolling interests	1,540,000	3,333,000
Total equity	506,479,000	413,568,000
Total liabilities and equity	$882,297,000	$792,776,000
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue
Management and leasing fees	$4,015,000	$4,862,000	$11,272,000	$9,657,000
Management and leasing fees — related parties	6,320,000	2,989,000	18,036,000	8,151,000
Commissions	1,477,000	1,329,000	3,513,000	4,842,000
Commissions — related parties	668,000	1,930,000	2,652,000	3,587,000
Sale of real estate	1,275,000	—	1,275,000	417,000
Rental and other income	1,485,000	1,666,000	4,432,000	3,359,000
Total revenue	15,240,000	12,776,000	41,180,000	30,013,000
Operating expenses
Commission and marketing expenses	1,371,000	1,641,000	3,676,000	3,015,000
Compensation and related expenses	11,364,000	8,473,000	30,658,000	24,562,000
Cost of real estate sold	1,275,000	—	1,275,000	397,000
General and administrative	5,014,000	3,329,000	13,571,000	9,183,000
Depreciation and amortization	989,000	931,000	2,903,000	1,828,000
Rental operating expenses	847,000	1,195,000	2,638,000	2,248,000
Total operating expenses	20,860,000	15,569,000	54,721,000	41,233,000
Equity in joint venture income (loss)	1,848,000	(646,000)	12,472,000	7,229,000
Interest income from loan pool participations and notes receivable	3,712,000	1,048,000	7,126,000	5,835,000
Operating (loss) income	(60,000)	(2,391,000)	6,057,000	1,844,000
Non-operating income (expense)
Interest income	40,000	74,000	95,000	264,000
Interest income — related party	139,000	561,000	2,408,000	970,000
Remeasurement gain	—	—	—	6,348,000
Gain on sale of marketable securities	—	—	2,931,000	—
Realized foreign currency exchange loss	(6,000)	—	(80,000)	—
Interest expense	(6,755,000)	(6,117,000)	(19,979,000)	(13,874,000)
Loss from continuing operations before benefit from income taxes	(6,642,000)	(7,873,000)	(8,568,000)	(4,448,000)
Benefit from income taxes	2,500,000	2,997,000	5,121,000	2,162,000
Loss from continuing operations	(4,142,000)	(4,876,000)	(3,447,000)	(2,286,000)
Discontinued Operations
Income from discontinued operations, net of income taxes	—	—	2,000	—
Loss from sale of real estate, net of income taxes	—	—	(212,000)	—
Net loss	(4,142,000)	(4,876,000)	(3,657,000)	(2,286,000)
Net (income) loss attributable to the noncontrolling interests	(64,000)	42,000	(2,990,000)	(1,295,000)
Net loss attributable to Kennedy-Wilson Holdings, Inc.	(4,206,000)	(4,834,000)	(6,647,000)	(3,581,000)
Preferred dividends and accretion of preferred stock issuance costs	(2,036,000)	(2,036,000)	(6,108,000)	(6,708,000)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(6,242,000)	$(6,870,000)	$(12,755,000)	$(10,289,000)
Basic and diluted loss per share attributable to Kennedy-Wilson Holdings, Inc. common shareholders
Continuing operations	$(0.11)	$(0.16)	$(0.23)	$(0.25)
Discontinued operations, net of income taxes	$—	$—	$—	$—
Earning per share - basic and diluted (a)	$(0.11)	$(0.16)	$(0.24)	$(0.25)
Weighted average number of common shares outstanding	58,043,357	44,016,880	53,551,708	40,712,496
Dividends declared per common share	$0.05	$0.04	$0.15	$0.08
—————
(a)  EPS amounts may not add due to rounding.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net loss	$(4,142,000)	$(4,876,000)	$(3,657,000)	$(2,286,000)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on marketable securities	(37,000)	(4,592,000)	3,428,000	(4,592,000)
Unrealized foreign currency translation gain	3,247,000	4,508,000	2,068,000	5,058,000
Unrealized forward contract foreign currency (loss) gain	(925,000)	(1,699,000)	1,255,000	(2,042,000)
Total other comprehensive (loss) income for the period	2,285,000	(1,783,000)	6,751,000	(1,576,000)

Comprehensive (loss) income	(1,857,000)	(6,659,000)	3,094,000	(3,862,000)
Comprehensive (income) loss attributable to noncontrolling interests	(64,000)	42,000	(2,990,000)	(1,295,000)
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(1,921,000)	$(6,617,000)	$104,000	$(5,157,000)

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statement of Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests
	Shares	Amount	Shares	Amount						Total
Balance at December 31, 2011	132,550	$—	51,825,998	$5,000	$407,335,000	$9,708,000	$5,035,000	$(11,848,000)	$3,333,000	$413,568,000
Repurchase of 3,400 common shares	—	—	(3,400)	—	—	—	—	(47,000)	—	(47,000)
Repurchase of 501,500 warrants	—	—	—	—	(1,395,000)	—	—	—	—	(1,395,000)
Issuance of 8,625,000 shares of common stock	—	—	8,625,000	1,000	106,273,000	—	—	—	—	106,274,000
Common stock issued under Amended and Restated 2009 Equity Participation Plan	—	—	3,175,000	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,000,000	—	—	—	—	5,000,000
Other comprehensive income:
Unrealized gain on marketable securities, net of tax of $2,286,000	—	—	—	—	—	—	3,428,000	—	—	3,428,000
Unrealized foreign currency translation loss, net of tax of $1,360,000	—	—	—	—	—	—	2,068,000	—	—	2,068,000
Unrealized forward contract foreign currency gain, net of tax of $835,000	—	—	—	—	—	—	1,255,000	—	—	1,255,000
Preferred stock dividends	—	—	—	—	—	(6,075,000)	—	—	—	(6,075,000)
Common stock dividends	—	—	—	—	—	(8,536,000)	—	—	—	(8,536,000)
Accretion of preferred stock issuance costs	—	—	—	—	33,000	(33,000)	—	—	—	—
Net (loss) income	—	—	—	—	—	(6,647,000)	—	—	2,990,000	(3,657,000)
Acquisition of noncontroling interests (Note 12)	—	—	150,000	—	(2,660,000)	—	—	2,039,000	148,000	(473,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,931,000)	(4,931,000)
Balance at September 30, 2012	132,550	$—	63,772,598	$6,000	$514,586,000	$(11,583,000)	$11,786,000	$(9,856,000)	$1,540,000	$506,479,000
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,657,000)	$(2,286,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss (gain) from sale of real estate	212,000	(20,000)
Remeasurement gain	—	(6,348,000)
Gain from sale of marketable securities	(2,931,000)	—
Depreciation and amortization	2,903,000	1,828,000
(Benefit from) provision for deferred income taxes	(3,309,000)	(2,200,000)
Amortization of deferred loan costs	845,000	549,000
Amortization of discount and accretion of premium on issuance of the senior notes payable	40,000	28,000
Equity in joint venture income	(12,472,000)	(7,229,000)
Accretion of interest income on loan pool participations and notes receivable	(6,671,000)	(5,762,000)
Operating distributions from joint ventures	20,671,000	2,640,000
Operating distributions from loan pool participation	13,484,000	1,198,000
Stock based compensation	5,000,000	3,761,000
Change in assets and liabilities:
Accounts receivable	(264,000)	190,000
Accounts receivable—related parties	(3,892,000)	(3,534,000)
Other assets	(703,000)	(3,487,000)
Accounts payable	(492,000)	(1,238,000)
Accrued expenses and other liabilities	3,049,000	13,148,000
Accrued salaries and benefits	(8,978,000)	(5,707,000)
Net cash provided by (used in) operating activities	2,835,000	(14,469,000)
Cash flows from investing activities:
Additions to notes receivable	(38,213,000)	(5,644,000)
Collections of notes receivable	5,468,000	559,000
Additions to notes receivable—related parties	(15,925,000)	(23,322,000)
Collections of notes receivable—related parties	9,093,000	4,867,000
Net proceeds from sale of real estate	17,905,000	416,000
Purchases of and additions to real estate	(16,172,000)	(1,930,000)
Investment in marketable securities	—	(7,382,000)
Proceeds from sale of marketable securities	21,386,000	—
Distributions from joint ventures	37,246,000	18,507,000
Contributions to joint ventures	(79,120,000)	(95,492,000)
Distributions from loan pool participations	38,779,000	—
Contributions to loan pool participations	(56,957,000)	(2,901,000)
Net cash used in investing activities	(76,510,000)	(112,322,000)
Cash flow from financing activities:
Issuance of senior notes payable	—	249,344,000
Repayment of notes payable	—	(24,783,000)
Borrowings under line of credit	45,000,000	19,000,000
Repayment of line of credit	(45,000,000)	(46,750,000)
Borrowings under mortgage loans payable	—	17,077,000
Repayment of mortgage loans payable	—	(30,109,000)
Debt issue costs	(1,026,000)	(7,486,000)
Issuance of common stock	106,274,000	51,360,000
Repurchase of common stock	(47,000)	(36,000)
Repurchase of warrants	(1,395,000)	(2,434,000)
Dividends paid	(13,495,000)	(7,874,000)
Acquisition of noncontrolling interests	(473,000)	—
Contributions from noncontrolling interests	—	2,259,000
Distributions to noncontrolling interests	(4,931,000)	(696,000)
Net cash provided by financing activities	84,907,000	218,872,000
Effect of currency exchange rate changes on cash and cash equivalents	(354,000)	8,365,000
Net change in cash and cash equivalents	10,878,000	100,446,000
Cash and cash equivalents, beginning of period	115,926,000	46,968,000
Cash and cash equivalents, end of period	$126,804,000	$147,414,000
See accompanying notes to consolidated financial statements.

	Nine months ended September 30,
	2012	2011
Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on marketable securities, net of tax	$3,428,000	$(4,592,000)
Accretion of preferred stock issuance costs	33,000	33,000
Dividends declared on common stock	3,189,000	—
During the nine months ended September 30, 2012, as a result of the sale of a condo unit, in which the Company provided seller backed financing, real estate decreased by $1,193,000 and notes receivable increased by $1,193,000	1,193,000	—
During the nine months ended September 30, 2011, as a result of the acquisition of a 100% interest in an approximate 200,000 square foot office portfolio, real estate increased by $17,680,000, accounts receivable by $44,000, other assets by $50,000, accounts payable increased by $87,000, accrued expenses and other liabilities increased by $991,000 and mortgage loans payable increased by$16,000,000	—	(696,000)
During the nine months ended September 30, 2011, as a result of the sale of a controlling interest in a piece of land in Kent, Washington, real estate decreased $696,000.	—	696,000

	Nine months ended September 30,
	2012	2011
Supplemental cash flow information:
Cash paid for:
Interest	$15,368,000	$4,459,000
Interest capitalized	1,792,000	1,746,000
Income taxes	100,000	33,000

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Unaudited)
NOTE 1—BASIS OF PRESENTATION
Kennedy-Wilson Holdings, Inc.’s (together with its wholly owned and controlled subsidiaries,"we," "us," "our," "the Company" or “Kennedy Wilson”) unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. In the opinion of Kennedy Wilson, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2012 and 2011 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2012. For further information, your attention is directed to the footnote disclosures found in Kennedy Wilson’s Annual Report on Form 10-K for the year ended December 31, 2011.
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
REVENUE RECOGNITION—Performance fees or carried interests are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds and loan pool participations based on the cumulative performance of the funds and loan pools and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, Kennedy Wilson calculates the performance fee that would be due to the general partner, special limited partner or asset manager's interests for a fund or loan pool, pursuant to the fund agreement or participation agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. Substantially all of the performance fees are recognized in management and leasing fees, and substantially all of the carried interest is recognized in equity in joint venture income in our consolidated statements of operations. Total performance fees recognized through September 30, 2012 that may be reversed in future periods if there is negative fund or loan pool performance totaled $9.5 million. Performance fees accrued as of September 30, 2012 and December 31, 2011 were $9.5 million and $4.2 million, respectively, and are included in accounts receivable—related parties in the accompanying consolidated balance sheet.
INVESTMENTS IN LOAN POOL PARTICIPATIONS AND NOTES RECEIVABLE—Interest income from investments in loan pool participations and notes receivable with declining credit quality are recognized on a level yield basis under the provisions of Loans and Debt Securities Acquired with Deteriorated Credit Quality ASC Subtopic 310-30, where a level yield model is utilized to determine a yield rate which, based upon projected future cash flows, accretes interest income over the estimated holding period. In the event that the present value of those future cash flows is less than net book value, a loss would be immediately recorded. When the future cash flows of a note cannot be reasonably estimated, cash payments are applied to the cost basis of the note until it is fully recovered before any interest income is recognized.
Interest income from investments in notes receivable acquired at a discount are recognized using the effective interest method. Interest income from investments in notes receivable which the Company originates are recognized at the stated interest rate.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

ACCOUNTS RECEIVABLE—Accounts receivable are recorded at the contractual amount as determined by the underlying agreements and do not bear interest. An allowance for doubtful accounts is provided when the Company determines there are probable credit losses in the Company’s existing accounts receivable based on historical experience. The Company reviews its accounts receivable for probable credit losses on a quarterly basis. As of September 30, 2012, the Company had an immaterial allowance for doubtful accounts and during the three and nine months ended September 30, 2012 and 2011 recorded no provision for doubtful accounts.
INVESTMENTS IN MARKETABLE SECURITIES—Investments in marketable securities are categorized as available-for-sale in accordance with the provision of Investments - Debt and Equity Securities ASC Subtopic 320-10. Available for-sale securities are carried at fair value. Period unrealized gains and losses are included in other comprehensive income. Period realized gains and losses and declines in value judged to be other-than-temporary as defined by ASC 320-10-35 are included in net income. The factors considered in determining the realized and unrealized gains and losses include, among other things, the current quoted prices in the active market and the severity and duration of the market fluctuations. Dividends on securities classified as available-for-sale are included in interest and other income on the accompanying statement of operations.
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
RECENT ACCOUNTING PRONOUNCEMENTS—In May 2011, the FASB issued Accounting Standards Codification (ASC) Update No. 2011-04, Fair Value Measurement - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IFRS. Update No. 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Update 2011-04 is intended to result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments changed the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The adoption of this update did not have a material impact on the Company's financial statements.
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
The FASB did not issue any other ASUs during the first nine months of 2012 that we expect to be applicable and have a material impact on our financial position or results of operations.

NOTE 3—NOTES RECEIVABLE
In September 2012, Kennedy Wilson acquired a performing loan, at a discount, with an unpaid principal balance of $34.9 million, bearing interest at 5.5%, secured by a 217-unit multifamily property in Renton, Washington, for $33.6 million. It is expected that the contractual balance will be collected. In accordance with ASC Topic 310, the loan discount is being amortized over the contractual life of the loan using the effective interest method. The interest recognized, including the amortization, on this note is included in interest income in the accompanying consolidated statements of operations.
In August 2012, Kennedy Wilson sold a condominium unit for $1.3 million and provided the seller with financing. An immaterial amount of gain was deferred as a result of this sale. Kennedy Wilson advanced the buyer $1.2 million bearing interest at a rate of 4% per annum with a maturity date of August 2016. The interest recognized is included in interest income in the accompanying consolidated statements of operations.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

During the nine months ended September 30, 2012, Kennedy Wilson advanced an additional $3.9 million on a note receivable to KW Property Fund II, LP, an equity method investment and related party. Other limited partners have also previously made advances to KW Property Fund II, LP. During the nine months ended September 30, 2012, a wholly-owned subsidiary of Kennedy Wilson acquired from certain limited partners their outstanding notes receivable with a balance of $11.8 million and ownership interests as further discussed in note 5. As of September 30, 2012, the note receivable due from KW Property Fund II, LP to the Company had an aggregate outstanding balance of $38.4 million and bears interest at a rate of 15%. The interest recognized on these notes is included in interest income - related party in the accompanying consolidated statements of operations.
In May 2012, Kennedy Wilson issued and advanced $4.3 million, through a promissory note, to an unrelated third party, secured by a hotel in San Diego, California. The note bears interest at a rate of 10.75%, is interest only, and is due on April 30, 2013. The interest recognized on this note is included in interest income in the accompanying consolidated statements of operations.
During the nine months ended September 30, 2012, Kennedy Wilson advanced an additional $0.6 million to an unrelated party and collected $5.4 million in principal repayments. The note bears interest at a rate of 12% and is secured by a 16-unit condominium property in Los Angeles, California. Principal repayments are due upon the sale of each condominium unit. The note had an outstanding balance of $1.3 million as of September 30, 2012. The interest recognized on this note is included in interest income in the accompanying consolidated statements of operations.
During the nine months ended September 30, 2012, KW Property Fund I, L.P., an equity method investment and related party, repaid in full its $8.1 million outstanding balance to Kennedy Wilson. The interest recognized on this note is included in interest income - related party in the accompanying consolidated statements of operations.
During the nine months ended September 30, 2012, Kennedy Wilson received $1.0 million in principal repayment on its loan to 5th and Madison, LLC, an equity method investment and related party. The note had an outstanding balance of $1.7 million as of September 30, 2012. The interest recognized on this note is included in interest income - related party in the accompanying consolidated statements of operations.

NOTE 4—REAL ESTATE
During the three months ended September 30, 2012, Kennedy Wilson sold a condominium unit for $1.3 million and provided the seller with financing. An immaterial amount of gain was deferred as a result of this sale.
During the nine months ended September 30, 2012, Kennedy Wilson purchased a medical office building in Rancho Mirage, California for $15.1 million. The building was acquired as a result of a foreclosure in one of the loan pools in which Kennedy Wilson has a 15% interest. The purchase was structured to facilitate the sale of the building to a third party. Within two weeks of the purchase, Kennedy Wilson sold the building to a third party for $15.2 million. As a result of this transaction, a net gain of $0.1 million has been recorded and included in the accompanying consolidated statements of operations for the nine months ended September 30, 2012.
Additionally, during the nine months ended September 30, 2012, Kennedy Wilson sold a hotel in Palm Springs, CA for $2.9 million. The property was acquired as a result of a foreclosure on one of the loans in the Company's consolidated loan pools. The original basis of the property upon acquisition from the loan pool was $3.0 million. The total income accreted and collected on this property while it was in the loan pool was $0.2 million and upon foreclosure the fair value basis was $3.3 million. The sale resulted in a $0.3 million net loss which is recorded in the accompanying consolidated statements of operations for the nine months ended September 30, 2012.

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
As of September 30, 2012 and December 31, 2011, the Company's equity investment in joint ventures totaled $380.6 million and $343.4 million, respectively. The largest equity investment, KW Residential, LLC ("KWR"), had a balance of $95.0 million and $100.1 million as of September 30, 2012 and December 31, 2011, respectively. Kennedy Wilson owns approximately 41% of KWR. KWR is a joint venture investment in a portfolio of 50 apartment buildings comprised of approximately 2,400 units, located primarily in Tokyo and surrounding areas. During the nine months ended September 30, 2012 and 2011, the Company received cash distributions of $8.0 million and $7.8 million, respectively, from this joint venture investment. As of September 30, 2012, the Company did not have any other investments which individually exceeded 10% of the investment in joint venture balance.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

During the nine months ended September 30, 2012, Kennedy Wilson made $79.1 million in contributions to new and existing joint venture investments. Contributions to new joint venture investments totaled $62.5 million and were comprised of the following: $22.9 million was invested in five new joint ventures which acquired five multifamily properties located in the Western U.S; $15.8 million was invested in a new joint venture which acquired the Company's first multifamily asset in Dublin, Ireland; $13.9 million was invested in four new joint ventures which acquired four commercial properties in the Western U.S; and $9.9 million was invested in a new joint venture which acquired the Company's first commercial property in Dublin, Ireland. Kennedy Wilson contributed $16.6 million to existing joint ventures to pay off existing debt and fund working capital needs.
Additionally, Kennedy Wilson received $57.9 million in operating and investing distributions from its joint ventures of which $34.1 million resulted from the sale of four multifamily properties located in the Western U.S and the sale of the Company's interest in a joint venture which held a multifamily property located in the Western U.S. The remaining $23.8 million of distributions resulted from positive operating performance at the properties and return of investments in connection with the refinancing of debt at the properties.
The Company determines the appropriate accounting method with respect to all investments which are not VIE's based on the control-based framework (controlled entities are consolidated) provided by the consolidations guidance in ASC Topic 810. The Company's determination considers specific factors cited under ASC 810-20 “Control of partnerships and similar entities” which presumes that control is held by the general partner (and managing member equivalents in limited liability companies). Limited partners substantive participation rights may overcome this presumption of control. The Company accounts for joint ventures it is deemed to not control using the equity method of accounting while controlled entities are consolidated.
During the nine months ended September 30, 2012, the Company increased its ownership interest to 67% from 5% in KW Property Fund II, LP through the acquisition of certain limited partner interests previously discussed in Note 3. The limited partners as members of the oversight board have the ability to direct and control key decision making over the partnership and therefore have substantive participating rights that overcome the presumption of control by the Company as the general partner. Despite increasing its ownership interest to 67%, the Company remains precluded from having a seat on the oversight board that has the ability to direct and control key decision making over the partnership thus giving them substantive participating rights. The Company concluded that it does not control KW Property Fund II, LP and will continue to account for its interest in the entity as an equity method investment. At September 30, 2012, the Company's equity investment in KW Property Fund II, LP was $0.7 million.
In addition, during the nine months ended September 30, 2012, the Company, as a member, acquired a 90% interest in a joint venture, which owns a retail property in Boise, Idaho. Due to certain voting rights, control does not rest with the managing member nor with the other members and, as such, neither party has control. Since the Company concluded that it does not control the entity despite its 90% ownership interest, it will account for its interest as an equity method investment. At September 30, 2012, the Company's investment in this joint venture was $1.5 million.
Kennedy Wilson has determined that it has investments in five variable interest entities as of September 30, 2012 and has concluded that Kennedy Wilson is not the primary beneficiary of any of the investments. As of September 30, 2012, the variable interest entities had assets totaling $461.6 million with Kennedy Wilson’s exposure to loss as a result of its interests in these variable interest entities totaling $112.8 million related to its equity contributions.
As of September 30, 2012, Kennedy Wilson has unfulfilled capital commitments totaling $5.4 million to four of its joint ventures. We may be called upon to contribute additional capital to joint ventures in satisfaction of Kennedy Wilson capital commitment obligations.
Kennedy Wilson has certain guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) Kennedy Wilson could be required to make under the guarantees was approximately $29.4 million as of September 30, 2012. The guarantees expire through 2015 and Kennedy Wilson’s performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds from the property. Based upon Kennedy Wilson’s evaluation of guarantees under Estimated Fair Value of Guarantees ASC Subtopic 460-10, the estimated fair value of guarantees made as of September 30, 2012 and December 31, 2011 is immaterial.

NOTE 6—INVESTMENT IN LOAN POOL PARTICIPATION
As of September 30, 2012 and December 31, 2011, the Company's investment in loan pool participations totaled $102.9

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

million and $90.0 million, respectively. The Company's largest loan pool, which is secured by real estate primarily located in the United Kingdom (the “UK Loan Pool”), had a balance of $65.4 million and $60.0 million as of September 30, 2012 and December 31, 2011, respectively. In 2011, Kennedy Wilson, along with institutional partners, acquired this loan portfolio consisting of 58 performing loans with 24 borrowers with an unpaid principal balance of $2.1 billion, at time of purchase. The 58 loans were secured by more than 170 properties comprised of the following product types: office, multifamily, retail, industrial, hotel and land. Kennedy Wilson, through a 50/50 joint venture with one of its partners, acquired a 25% participation interest in the pool for $440.9 million, of which $323.4 million was funded with debt that matures in October 2014. As of September 30, 2012, the unpaid principal balance of the loans were $1.3 billion due to loan resolutions of $756.9 million through September 30, 2012, representing 36% of the pool. As a result of the positive performance of the loan pool, the venture level debt had been paid down to $146.8 million as of September 30, 2012. Kennedy Wilson expects to accrete $29.8 million in interest income from loan pool participations over the total estimated collection period (excluding asset management fees) . During the three and nine months ended September 30, 2012, Kennedy Wilson recognized $2.0 million and $5.9 million, respectively, of interest income from the UK Loan Pool participation in the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2012, Kennedy Wilson recognized $2.1 million and $2.8 million in gains, respectively, from foreign currency translation adjustments from its investment in the UK Loan Pool. The foreign currency gain and loss is included in other comprehensive income in the accompanying consolidated statement of equity and consolidated statements of comprehensive (loss) income.
In August 2012, Kennedy Wilson, along with a European financial institution, acquired a loan pool consisting of 143 loans with an unpaid principal balance of $418.5 million. The 143 loans are are predominantly secured by commercial real estate assets across a mixture of asset classes, with the majority located in Ireland. We invested $7.4 million of our equity into this loan pool. Kennedy Wilson expects to accrete $1.0 million in interest income from loan pool participations over the total estimated collection period (excluding additional asset management fees). During the three months ended September 30, 2012, Kennedy Wilson recognized $0.1 million of interest income from this loan pool participation in the accompanying consolidated statements of operations.
In June 2012, Kennedy Wilson, along with an equity method investee and related party, acquired a pool of two performing loans, secured by two office buildings in Southern California, totaling $41.6 million in unpaid principal balance. As of September 30, 2012, the loans were repaid in full. Kennedy Wilson accreted $0.9 million in interest income from this loan pool participation over the collection period. During the three and nine months ended September 30, 2012, Kennedy Wilson recognized $0.7 million and $0.9 million, respectively, of interest income from this loan pool participation in the accompanying consolidated statements of operations.
In April 2012, Kennedy Wilson acquired a participation in a loan portfolio totaling $43.4 million in unpaid principal balance. The loan portfolio is comprised of nine loans secured by seven retail properties located in the Western United States. We invested $30.9 million of our equity into this loan pool. As a result of $18.7 million in loan resolutions, the unpaid principal balance of the loans was $24.7 million as of September 30, 2012. Kennedy Wilson expects to accrete $3.2 million in interest income from this loan pool participation over the estimated collection period. During the three and nine months ended September 30, 2012, Kennedy Wilson recognized $1.2 million and $2.0 million, respectively, of interest income from this loan pool participation in the accompanying consolidated statements of operations.
In August 2011, Kennedy Wilson, in partnership with a bank, acquired a loan portfolio with deteriorated credit quality totaling $44.9 million in unpaid principal balance. The loan portfolio was comprised of nine nonperforming loans secured by eight retail properties located in Southern California. As of September 30, 2012, all the loans in this loan pool have been resolved. During the nine months ended September 30, 2012, Kennedy Wilson recognized $0.1 million of interest income from this loan pool participation in the accompanying consolidated statements of operations.
In 2010, Kennedy Wilson, in partnership with a bank, acquired two loan portfolios with deteriorated credit quality. The loan portfolios, which were acquired from a regional bank, were comprised of loans secured by residential, hotel, retail, office, land, multifamily and other assets predominantly located in Southern California. The amount contractually due under the terms of the notes as of September 30, 2012 was $77.5 million. As of September 30, 2012, Kennedy Wilson expects to accrete $8.9 million in interest income from loan pool participations over the total estimated collection period. During the three and nine months ended September 30, 2012, Kennedy Wilson recognized a reduction of $1.8 million and $3.8 million, respectively, in accretion in the loan pool due to an increase in the estimated resolution periods as well as foreclosure on certain underlying real estate collateral. The accretion adjustment is included in interest income in the accompanying consolidated statement of operations.
In total, during the the three and nine months ended September 30, 2012, Kennedy Wilson recognized $2.2 million and $5.2 million, respectively, of interest income from loan pool participations in the accompanying consolidated statement of operations.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

During the three and nine months ended September 30, 2011, Kennedy Wilson recognized $0.8 million and $4.7 million, respectively, of interest income from loan pool participations in the accompanying consolidated statement of operations.

NOTE 7—MARKETABLE SECURITIES
During the nine months ended September 30, 2012, Kennedy Wilson sold a portion of its marketable securities and recognized a gain on the sale of $2.9 million, including the impact of foreign currency, which is included in the accompanying consolidated statements of operations.
At September 30, 2012, the remaining marketable securities had a cost basis of $11.5 million and a fair value of $10.2 million. The unrealized loss of $1.3 million is included in accumulated other comprehensive income in the accompanying consolidated statement of equity and other comprehensive (loss) income in the consolidated statements of comprehensive (loss) income.

NOTE 8—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
FAIR VALUE MEASUREMENTS—The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of September 30, 2012:

	Level 1	Level 2	Level 3	Total
Marketable securities	$10,265,000	$—	$—	$10,265,000
Investment in joint ventures	—	—	50,995,000	50,995,000
Currency forward contract	—	(935,000)	—	(935,000)
	$10,265,000	$(935,000)	$50,995,000	$60,325,000
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Marketable securities	$23,005,000	$—	$—	$23,005,000
Investment in joint ventures	—	—	51,382,000	51,382,000
	$23,005,000	$—	$51,382,000	$74,387,000

Kennedy Wilson's investments in marketable securities are classified as available-for-sale and are stated at fair value based upon observed market prices (Level 1 in the fair value hierarchy). Unrealized changes in value on these securities are included in accumulated other comprehensive income.
The following table presents changes in Level 3 investments for the three and nine months ended September 30, 2012 and 2011, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Beginning balance	$51,776,000	$44,388,000	$51,382,000	$34,654,000
Unrealized and realized gains	—	—	87,000	3,377,000
Unrealized and realized losses	—	—	—	(2,275,000)
Contributions	215,000	858,000	2,729,000	10,140,000
Distributions	(996,000)	(119,000)	(3,203,000)	(769,000)
Ending balance	$50,995,000	$45,127,000	$50,995,000	$45,127,000
The change in unrealized and realized gains and losses are included in equity in joint venture income in the accompanying statements of operations.
The was no change and $0.1 million of loss in unrealized gains and losses on Level 3 investments during the three and nine months ended September 30, 2012 for investments still held as of September 30, 2012, respectively. The change in unrealized

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

gains and losses on Level 3 investments during the three and nine months ended September 30, 2011 for investments still held as of September 30, 2011 was a gain of $0.1 million and $0.2 million, respectively.
Kennedy Wilson records its investments in KW Property Fund III, L.P., Kennedy Wilson Real Estate Fund IV, L.P., and SG KW Venture I, LLC (the "Funds") based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. The Funds report their investments at fair value based on valuations of the underlying real estate and real estate related assets and their related indebtedness secured by real estate. The valuations of real estate, real estate related assets, and indebtedness are based on management estimates of the assets and liabilities using a combination of the income and market approaches. There was no material change in the fair value of these investments for the three months ended September 30, 2012. During the nine months ended September 30, 2012, Kennedy Wilson recorded an increase in fair value of $0.1 million in equity in joint venture income in the accompanying consolidated statements of operations. There was no material change in the fair value of these investments for the three months ended September 30, 2011. During the nine months ended September 30, 2011, Kennedy Wilson recorded a decrease in fair value of $0.9 million in equity in joint venture income in the consolidated statements of operations. Kennedy Wilson’s investment balance in the Funds was $24.1 million and $23.4 million at September 30, 2012 and December 31, 2011, respectively, which are included in investments in joint ventures in the accompanying consolidated balance sheets. As of September 30, 2012, Kennedy Wilson had unfunded capital commitments to the Funds in the amounts of $5.1 million.
FAIR VALUE OPTION—Kennedy Wilson elected to use the fair value option for two investments in joint venture entities that were acquired during 2008. Kennedy Wilson elected to record these investments at fair value to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. There was no material change in the fair value of these investments during the three and nine months ended September 30, 2012. During the nine months ended September 30, 2011, Kennedy Wilson purchased an additional 24% interest (increasing its interest from 24% to 48%) in one of its fair value option investments for $7.0 million from a related party fund. Since the purchase price was less than the fair value of this interest at the time of purchase, this transaction resulted in Kennedy Wilson recording an increase in fair value of $3.4 million in equity in joint venture income in the accompanying statement of operations for the nine months ended September 30, 2011. There was no material change in the fair value of these investments during the three months ended September 30, 2011. During the nine months ended September 30, 2011, Kennedy Wilson recorded an increase in fair value of $2.0 million in equity in joint venture income in the consolidated statements of operations. Kennedy Wilson determines the fair value of these investments based upon the income approach, utilizing estimates of future cash flows, discount rates and liquidity risks. As of September 30, 2012 and December 31, 2011, these two investments had fair values of $27.6 million and $27.9 million, respectively.
In estimating fair value of real estate held by the Funds and the two fair value option investments, Kennedy Wilson considers significant unobservable inputs such as capitalization and discount rates. The table below describes the range of unobservable inputs for real estate assets:

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
The accuracy of estimating fair value for investments utilizing unobservable inputs cannot be determined with precision and cannot be substantiated by comparison to quoted prices in active markets. As such, estimated fair value may not be realized in a current sale or immediate settlement of the asset or liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including cap rates, discount rates, liquidity risks, and estimates of future cash flows, could significantly affect the fair value measurement amounts.
DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES—During the nine months ended

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2012, Kennedy Wilson entered into a currency forward contract to manage its exposure to currency fluctuations between its functional currency (U.S. dollars) and the functional currency (Euros) of certain of its wholly-owned subsidiaries and its exposure to currency fluctuations caused by its investment in marketable securities. To accomplish this objective, Kennedy Wilson hedged these exposures by entering into a currency forward contract to sell €16,000,000 at a forward rate. This hedging instrument is expected to partially hedge Kennedy Wilson's exposure to its net investment in certain foreign operations and the changes in fair value of the marketable securities caused by currency fluctuations. The currency forward contract matures on June 4, 2015. The currency forward contract is valued based on the difference between the contract rate and the forward rate at maturity of the foreign currency applied to the notional value in that foreign currency discounted at a market rate for similar risks. Although Kennedy Wilson has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the derivative utilize Level 3 inputs. However, as of September 30, 2012, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, Kennedy Wilson has determined that its derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy. The fair value of the derivative instrument held as of September 30, 2012 was $0.9 million and is included in accrued expenses and other liabilities on the balance sheet.
For the three and nine months ended September 30, 2012, the Company recorded a loss of $0.2 million and $0.7 million, respectively, in other comprehensive income in the accompanying consolidated statements of comprehensive (loss) income as the portion of the currency forward contract used to hedge currency exposure of its certain wholly-owned subsidiaries qualifies as a net investment hedge under ASC Topic 815. The remaining portion of the currency forward contract used to hedge currency exposure of its investment in marketable securities qualifies as a fair value hedge under ASC Topic 815 and, accordingly, for the three and nine months ended September 30, 2012, Kennedy Wilson recorded a loss of $0.1 million and $0.2 million, respectively, in general and administrative expenses in the accompanying consolidated statements of operations. The impact of this hedge on the cash flows of Kennedy Wilson is included in accrued expenses and other liabilities within the consolidated statement of cash flows.
FAIR VALUE OF FINANCIAL INSTRUMENTS—The carrying amounts of cash and cash equivalents, accounts receivable including related party, accounts payable, accrued expenses and other liabilities, accrued salaries and benefits, deferred and accrued income taxes, and income tax receivable approximate fair value due to their short-term maturities. The carrying value of notes receivable (excluding related party notes receivable as they are presumed not to be an arm’s length transaction) approximates fair value as the terms are similar to loans with similar characteristics available in the market. As of September 30, 2012 and December 31, 2011, senior notes payable, borrowings under lines of credit, mortgage loans payable and junior subordinated debentures was estimated to be approximately $337.2 million and $312.8 million, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and our credit risk to the current yield of a similar security, compared to their carrying value of $320.2 million and $320.1 million at September 30, 2012 and December 31, 2011, respectively.

NOTE 9—SENIOR NOTES
In April 2011, Kennedy-Wilson, Inc., a wholly-owned subsidiary of Kennedy Wilson, in a private placement, issued $200.0 million in aggregate principal amount of 8.750% senior notes due April 1, 2019 with an effective yield of 8.875% and an additional $50.0 million in aggregate principal amount of 8.750% senior notes due April 1, 2019 with an effective yield of 8.486%. Interest on the notes is payable on April 1 and October 1 of each year. If the notes are redeemed prior to April 1, 2017 a premium must be paid on the redeemed amount. The terms of the notes are governed by an indenture by and among Kennedy-Wilson, Inc., as Issuer; Kennedy Wilson, as parent guarantor; certain subsidiaries of the Issuer, as subsidiary guarantors; and Wilmington Trust FSB, as trustee. In December 2011, Kennedy-Wilson, Inc. commenced a registered exchange offer for its outstanding 8.750% senior notes. The exchange offer was completed in February 2012 and all outstanding notes issued in the private placements were exchanged for registered notes.
The indenture governing the notes contains various restrictive covenants, including, among others, limitations on our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness, to make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stock, engage in transactions with affiliates, create or permit liens on assets, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indenture governing the 8.750% senior notes limits Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of September 30, 2012, the balance sheet leverage ratio was 0.57 to 1.00. See Note 17 for the guarantor and non-

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

guarantor financial statements.

NOTE 10—LINE OF CREDIT

In June 2012, Kennedy-Wilson, Inc. amended its existing unsecured revolving credit facility with U.S. Bank and East-West Bank which increased the total principal amount available to be borrowed by an additional $25.0 million, for an aggregate of $100.0 million. The loans bear interest at a rate equal to LIBOR plus 2.75% and the maturity date was extended to a maturity date of June 30, 2015 and adjusts the Minimum Rent Adjusted Fixed Charge Coverage Ratio to 1.50:1.00. The revolving loan agreement that governs the unsecured credit facility requires Kennedy-Wilson, Inc. to maintain (i) a minimum rent adjusted fixed charge coverage ratio (as defined in the revolving loan agreement) of not less than 1.50 to 1.00, measured on a four quarter rolling average basis and (ii) maximum balance sheet leverage (as defined in the revolving loan agreement) of not greater than 1.50 to 1.00, measured at the end of each calendar quarter. As of the most recent quarter end, Kennedy-Wilson, Inc.'s adjusted fixed charge coverage ratio was 2.29 to 1.00 and its balance sheet leverage was 0.61 to 1.00. As of September 30, 2012, there were no amounts drawn on the unsecured credit facility.

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
The junior subordinated debentures require Kennedy Wilson to maintain (i) a fixed charge coverage ratio (as defined in the indenture governing our junior subordinated debentures) of not less than 1.75 to 1.00, measured on a four quarter rolling basis, and (ii) a ratio of total debt to net worth (as defined in the indenture governing the junior subordinated debentures) of not greater than 3.00 to 1.00 at any time. As of the most recent quarter end, Kennedy Wilson's fixed charge coverage ratio of 3.09 to 1.00 and a ratio of total debt to net worth of 0.63 to 1.00. As of September 30, 2012, Kennedy Wilson was in compliance with these ratios.

NOTE 12—RELATED PARTY TRANSACTIONS
Kennedy Wilson engaged in the following related party transactions during the nine months ended September 30, 2012:
During the nine months ended September 30, 2012, Kennedy Wilson, through one of its joint venture vehicles, financed a multifamily asset in Dublin, Ireland through a loan from Bank of Ireland, a related party. Kennedy Wilson owns 81.9 million units of ordinary stock of Bank of Ireland which are classified as marketable securities in the accompanying consolidated balance sheet.
During the nine months ended September 30, 2012, Kennedy Wilson acquired the remaining noncontrolling interests of a consolidated entity from Kennedy Wilson executives. In exchange for the noncontrolling interests, Kennedy Wilson issued 150,000 shares of common stock to the executives and also paid them $0.5 million.
During the nine months ended September 30, 2012, noncontrolling interest holders of a consolidated entity, comprised of Kennedy Wilson executives, received $0.4 million in distributions from a joint venture investment as a result of the sale of a multifamily asset.
During the three and nine months ended September 30, 2012, the firm of Solomon, Winnett & Rosenfield was paid $45,000 and $142,000, respectively, for income tax services provided by the firm. Jerry Solomon, a partner in the firm and a member of Kennedy Wilson’s board of directors, was paid $10,000 and $26,000, respectively, for director’s fees for the same period. During the three and nine months ended September 30, 2011, the firm of Solomon, Winnett & Rosenfield was paid $52,000 and $144,000, respectively, for income tax services provided by the firm. Jerry Solomon, a partner in the firm and a member of Kennedy Wilson’s board of directors, was paid $7,000 and $24,000, respectively, for director’s fees for the same period.
During the following periods, Kennedy Wilson earned fees and other income from affiliates and entities in which Kennedy Wilson holds ownership interests in the following amounts:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Management and leasing fees	$6,320,000	$2,989,000	$18,036,000	$8,151,000
Commissions	668,000	1,930,000	2,652,000	3,587,000
Sale of real estate	1,275,000	—	1,275,000	417,000
Total related party revenue	$8,263,000	$4,919,000	$21,963,000	$12,155,000

NOTE 13—STOCKHOLDERS EQUITY
Common Stock
In July 2012, Kennedy Wilson completed a secondary offering of 8.6 million shares of its common stock, which raised $106.3 million of net proceeds.

Warrants
In April 2010, the Board of Directors authorized a warrants repurchase program enabling Kennedy Wilson to repurchase up to 12.5 million of its outstanding warrants. During the nine months ended September 30, 2012, Kennedy Wilson repurchased a total of 0.5 million of its outstanding warrants for total consideration of $1.4 million. Since April 2010, Kennedy Wilson has repurchased 11.8 million of its outstanding warrants.

Dividend Distributions
During the following periods, Kennedy Wilson declared and paid the following cash distributions on its common and preferred stock:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Declared	Paid	Declared	Paid
Preferred Stock
Series A	$4,500,000	$4,500,000	$4,500,000	$4,500,000
Series B	1,575,000	1,575,000	1,575,000	1,575,000
Total Preferred Stock	6,075,000	6,075,000	6,075,000	6,075,000
Common Stock	8,536,000	7,420,000	3,598,000	1,799,000
Total (1)	$14,611,000	$13,495,000	$9,673,000	$7,874,000
—————
(1) Common stock dividends are declared at the end of each quarter and paid in the following quarter. The amount declared and not paid is accrued on the consolidated balance sheet.

Stock Compensation
In June 2012, Kennedy Wilson adopted and its shareholders approved the Amended and Restated 2009 Equity Participation Plan (the "Amended and Restated Plan") under which an additional 3,170,000 shares of common stock have been reserved for restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2009 Amended and Restated Equity Participation Plan are set by the Company's compensation committee at its discretion. During the nine months ended September 30, 2012, 3,170,000 shares of restricted common stock were granted under the Amended and Restated Plan along with 5,000 shares which remained under the original plan. The shares vest over five years with 40% vesting ratably in the first four years of the award period and the remaining 60% in the fifth year of the award period. Vesting of the restricted share awards is contingent upon the expected achievement of a performance target with the initial vesting of the first 10% in January 2013.
During the three and nine months ended September 30, 2012, Kennedy Wilson recognized $2.9 million and $5.0 million, respectively, of compensation expense related to the vesting of restricted common stock awarded in 2012 and prior awards. During the three and nine months ended September 30, 2011, Kennedy Wilson recognized $1.3 million and $3.8 million, respectively, of

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

compensation expense related to the vesting of restricted common stock.

NOTE 14—EARNINGS PER SHARE
For the three and nine months ended September 30, 2012, a total of 20,595,304 and 19,014,611 potentially dilutive securities have not been included in the diluted weighted average shares as they are anti-dilutive. Potentially anti-dilutive securities are the preferred stock and warrants.
For the three and nine months ended September 30, 2011, a total of 20,826,402 and 21,571,852 potentially dilutive securities have not been included in the diluted weighted average shares as as they are anti-dilutive. Potentially anti-dilutive securities are the preferred stock and warrants.

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

Substantially all of the revenue—related party was generated via inter-segment activity for the three and nine months ended September 30, 2012 and 2011. Generally, this revenue consists of fees earned on investments in which Kennedy Wilson also has an ownership interest. The amounts representing investments with related parties and non-affiliates are included in the investment segment. No single third party client accounted for 10% or more of Kennedy Wilson's revenue during any period presented in these financial statements.
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
The following tables summarize Kennedy Wilson’s income activity by segment and corporate for the three and nine months ended September 30, 2012 and 2011 and balance sheet data as of September 30, 2012 and December 31, 2011:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investments
Sale of real estate	$1,275,000	$—	$1,275,000	$417,000
Rental and other income	1,485,000	1,666,000	4,432,000	3,359,000
Total revenue	2,760,000	1,666,000	5,707,000	3,776,000
Operating expenses	9,328,000	4,548,000	19,470,000	13,134,000
Depreciation and amortization	856,000	830,000	2,538,000	1,569,000
Total operating expenses	10,184,000	5,378,000	22,008,000	14,703,000
Equity in joint venture income (loss)	1,848,000	(646,000)	12,472,000	7,229,000
Interest income from loan pool participations and notes receivable	3,712,000	1,048,000	7,126,000	5,835,000
Operating (loss) income	(1,864,000)	(3,310,000)	3,297,000	2,137,000
Remeasurement gain	—	—	—	6,348,000
Gain on sale of marketable securities	—	—	2,931,000	—
Realized foreign currency exchange loss	(6,000)	—	(80,000)	—
Interest income - related party	139,000	—	2,408,000	—
Interest expense	(160,000)	(73,000)	(477,000)	(225,000)
(Loss) income from continuing operations	(1,891,000)	(3,383,000)	8,079,000	8,260,000
Discontinued operations
Income from discontinued operations, net of income taxes	—	—	2,000	—
Loss from sale of real estate, net of income taxes	—	—	(212,000)	—
(Loss) Income before benefit from and provision for income taxes	$(1,891,000)	$(3,383,000)	$7,869,000	$8,260,000

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Services
Management and leasing fees and commissions	$5,492,000	$6,191,000	$14,785,000	$14,499,000
Management and leasing fees and commissions - related party	6,988,000	4,919,000	20,688,000	11,738,000
Total revenue	12,480,000	11,110,000	35,473,000	26,237,000
Operating expenses	7,638,000	7,950,000	24,304,000	19,743,000
Depreciation and amortization	40,000	33,000	107,000	98,000
Total operating expenses	7,678,000	7,983,000	24,411,000	19,841,000
Operating income	4,802,000	3,127,000	11,062,000	6,396,000
Income before provision for income taxes	$4,802,000	$3,127,000	$11,062,000	$6,396,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Corporate
Operating expenses	$2,905,000	$2,140,000	$8,044,000	$6,528,000
Depreciation and amortization	93,000	68,000	258,000	161,000
Total operating expenses	2,998,000	2,208,000	8,302,000	6,689,000
Operating loss	(2,998,000)	(2,208,000)	(8,302,000)	(6,689,000)
Interest income	40,000	74,000	95,000	264,000
Interest income - related party	—	561,000	—	970,000
Interest expense	(6,595,000)	(6,044,000)	(19,502,000)	(13,649,000)
Loss before benefit from income taxes	$(9,553,000)	$(7,617,000)	$(27,709,000)	$(19,104,000)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Consolidated
Management fees and commissions	$5,492,000	$6,191,000	$14,785,000	$14,499,000
Management fees and commissions - related party	6,988,000	4,919,000	20,688,000	11,738,000
Sale of real estate	1,275,000	—	1,275,000	417,000
Rental and other income	1,485,000	1,666,000	4,432,000	3,359,000
Total revenue	15,240,000	12,776,000	41,180,000	30,013,000
Operating expenses	19,871,000	14,638,000	51,818,000	39,405,000
Depreciation and amortization	989,000	931,000	2,903,000	1,828,000
Total operating expenses	20,860,000	15,569,000	54,721,000	41,233,000
Equity in joint venture income (loss)	1,848,000	(646,000)	12,472,000	7,229,000
Interest income from loan pool participations and notes receivable	3,712,000	1,048,000	7,126,000	5,835,000
Operating (loss) income	(60,000)	(2,391,000)	6,057,000	1,844,000
Interest income	40,000	74,000	95,000	264,000
Interest income - related party	139,000	561,000	2,408,000	970,000
Remeasurement gain	—	—	—	6,348,000
Gain on sale of marketable securities	—	—	2,931,000	—
Realized foreign currency exchange loss	(6,000)	—	(80,000)	—
Interest expense	(6,755,000)	(6,117,000)	(19,979,000)	(13,874,000)
Loss from continuing operation before benefit from income taxes	(6,642,000)	(7,873,000)	(8,568,000)	(4,448,000)
Benefit from income taxes	2,500,000	2,997,000	5,121,000	2,162,000
Loss from continuing operations	(4,142,000)	(4,876,000)	(3,447,000)	(2,286,000)
Discontinued operations
Income from discontinued operations, net of income taxes	—	—	2,000	—
Loss from sale of real estate, net of income taxes	—	—	(212,000)	—
Net loss	$(4,142,000)	$(4,876,000)	$(3,657,000)	$(2,286,000)

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	September 30, 2012	December 31, 2011
Total Assets
Investments	$689,602,000	$591,459,000
Services	63,135,000	66,406,000
Corporate	129,560,000	134,911,000
Total assets	$882,297,000	$792,776,000

NOTE 16—INCOME TAXES
In determining quarterly provisions for income taxes, Kennedy Wilson uses an effective tax rate based on actual year-to-date income and statutory tax rates. The effective tax rate also reflects Kennedy Wilson's assessment of its potential exposure for uncertain tax positions.
The fluctuations between periods in the Company's effective tax rate are mainly due to varying levels of income and amounts attributable to foreign sourced income and non controlling interests. Permanent differences that impact the Company's effective rate as compared to the U.S. federal statutory rate of 34% were not materially different in amount for all periods. The difference between the U.S. federal rate of 34% and the Company's effective rate is attributable to the taxation of foreign sourced income being taxed at rates lower than the U.S. domestic rate and income attributable to non controlling interests.

NOTE 17—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of September 30, 2012 and December 31, 2011; consolidating statements of operations for the nine months ended September 30, 2012 and 2011; consolidating statements of comprehensive income for the nine months ended September 30, 2012 and 2011; and condensed consolidating statements of cash flows for the nine months ended September 30, 2012 and 2011, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.

Included in the guarantor subsidiaries column below are data for certain guarantor subsidiaries that were less than 100% owned by Kennedy Wilson prior to the restructuring in December 2011. Such guarantor subsidiaries were restructured prior to the exchange offer for Kennedy-Wilson, Inc.'s outstanding 8.750% senior notes such that Kennedy Wilson now owns 100% of all of the guarantor subsidiaries. As a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of September 30, 2012.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$111,257,000	$2,052,000	$13,495,000	$—	$126,804,000
Accounts receivable	—	649,000	2,361,000	368,000	—	3,378,000
Accounts receivable — related parties	—	1,868,000	5,896,000	11,740,000	—	19,504,000
Notes receivable	—	2,096,000	40,395,000	900,000	—	43,391,000
Notes receivable — related parties	—	40,101,000	—	—	—	40,101,000
Real estate, net of accumulated depreciation	—	—	47,422,000	64,095,000	—	111,517,000
Investments in joint ventures	—	5,702,000	347,435,000	27,426,000	—	380,563,000
Investments in and advances to consolidated subsidiaries	508,692,000	647,695,000	95,433,000	—	(1,251,820,000)	—
Investments in loan pool participations	—	—	102,854,000	—	—	102,854,000
Marketable securities	—	10,232,000	33,000	—	—	10,265,000
Other assets	—	14,129,000	2,288,000	3,538,000	—	19,955,000
Goodwill	—	—	17,216,000	6,749,000	—	23,965,000
Total Assets	$508,692,000	$833,729,000	$663,385,000	$128,311,000	$(1,251,820,000)	$882,297,000

Liabilities and equity
Liabilities
Accounts payable	$52,000	$477,000	$170,000	$607,000	$—	$1,306,000
Accrued expenses and other liabilities	3,701,000	13,952,000	7,729,000	3,747,000	—	29,129,000
Accrued salaries and benefits	—	3,668,000	1,358,000	574,000	—	5,600,000
Deferred tax liability	—	17,515,000	2,042,000	53,000	—	19,610,000
Senior notes payable	—	249,425,000	—	—	—	249,425,000
Mortgage loans payable	—	—	4,391,000	26,357,000	—	30,748,000
Junior subordinated debentures	—	40,000,000	—	—	—	40,000,000
Total liabilities	3,753,000	325,037,000	15,690,000	31,338,000	—	375,818,000

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	504,939,000	508,692,000	647,695,000	95,433,000	(1,251,820,000)	504,939,000
Noncontrolling interests	—	—	—	1,540,000	—	1,540,000
Total equity	504,939,000	508,692,000	647,695,000	96,973,000	(1,251,820,000)	506,479,000
Total liabilities and equity	$508,692,000	$833,729,000	$663,385,000	$128,311,000	$(1,251,820,000)	$882,297,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2011

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$95,812,000	$2,553,000	$17,561,000	$—	$115,926,000
Accounts receivable	—	751,000	2,043,000	320,000	—	3,114,000
Accounts receivable — related parties	—	2,328,000	6,822,000	6,462,000	—	15,612,000
Notes receivable	—	862,000	6,076,000	1,000,000	—	7,938,000
Notes receivable — related parties	—	33,269,000	—	—	—	33,269,000
Real estate, net of accumulated depreciation	—	53,000	51,212,000	64,615,000	—	115,880,000
Investments in joint ventures	—	8,785,000	316,219,000	18,363,000	—	343,367,000
Investments in and advances to consolidated subsidiaries	412,871,000	567,285,000	82,393,000	—	(1,062,549,000)	—
Investments in loan pool participations	—	—	89,951,000	—	—	89,951,000
Marketable securities	—	22,972,000	33,000	—	—	23,005,000
Other assets	—	13,334,000	3,656,000	3,759,000	—	20,749,000
Goodwill	—	—	17,216,000	6,749,000	—	23,965,000
Total Assets	$412,871,000	$745,451,000	$578,174,000	$118,829,000	$(1,062,549,000)	$792,776,000

Liabilities and equity
Liabilities
Accounts payable	$52,000	$1,250,000	$396,000	$100,000	$—	$1,798,000
Accrued expenses and other liabilities	2,584,000	10,768,000	5,346,000	5,564,000	—	24,262,000
Accrued salaries and benefits	—	12,622,000	1,195,000	761,000	—	14,578,000
Deferred tax liability	—	18,555,000	(439,000)	321,000	—	18,437,000
Senior notes payable	—	249,385,000	—	—	—	249,385,000
Mortgage loans payable	—	—	4,391,000	26,357,000	—	30,748,000
Junior subordinated debentures	—	40,000,000	—	—	—	40,000,000
Total liabilities	2,636,000	332,580,000	10,889,000	33,103,000	—	379,208,000

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	410,235,000	412,871,000	567,285,000	82,393,000	(1,062,549,000)	410,235,000
Noncontrolling interests	—	—	—	3,333,000	—	3,333,000
Total equity	410,235,000	412,871,000	567,285,000	85,726,000	(1,062,549,000)	413,568,000
Total liabilities and equity	$412,871,000	$745,451,000	$578,174,000	$118,829,000	$(1,062,549,000)	$792,776,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Management and leasing fees	$—	$430,000	$2,304,000	$1,281,000	$—	$4,015,000
Management and leasing fees — related parties	—	—	2,526,000	3,794,000	—	6,320,000
Commissions	—	70,000	582,000	825,000	—	1,477,000
Commissions — related parties	—	—	653,000	15,000	—	668,000
Sale of real estate	—	—	1,275,000	—	—	1,275,000
Rental and other income	—	—	172,000	1,313,000	—	1,485,000
Total revenue	—	500,000	7,512,000	7,228,000	—	15,240,000
Operating expenses
Commission and marketing expenses		125,000	1,038,000	208,000	—	1,371,000
Compensation and related expenses	2,922,000	2,435,000	2,918,000	3,089,000	—	11,364,000
Cost of real estate sold	—	—	1,275,000	—	—	1,275,000
General and administrative	—	2,366,000	1,209,000	1,439,000	—	5,014,000
Depreciation and amortization	—	92,000	100,000	797,000	—	989,000
Rental operating expenses	—	—	216,000	631,000	—	847,000
Total operating expenses	2,922,000	5,018,000	6,756,000	6,164,000	—	20,860,000
Equity in joint venture (loss) income	—	(429,000)	2,493,000	(216,000)	—	1,848,000
Interest income from loan pool participations and notes receivable	—	—	3,694,000	18,000	—	3,712,000
(Loss) income from consolidated subsidiaries	(1,220,000)	7,460,000	600,000	—	(6,840,000)	—
Operating (loss) income	(4,142,000)	2,513,000	7,543,000	866,000	(6,840,000)	(60,000)
Non-operating income (expense)
Interest income	—	38,000	—	2,000	—	40,000
Interest income — related party	—	139,000	—	—	—	139,000
Realized foreign currency exchange loss	—	(5,000)	—	(1,000)	—	(6,000)
Interest expense	—	(6,442,000)	(46,000)	(267,000)	—	(6,755,000)
(Loss) income from continuing operations before benefit from income taxes	(4,142,000)	(3,757,000)	7,497,000	600,000	(6,840,000)	(6,642,000)
Benefit from (provision for) income taxes	—	2,537,000	(37,000)	—	—	2,500,000
Net (loss) income	(4,142,000)	(1,220,000)	7,460,000	600,000	(6,840,000)	(4,142,000)
Net income attributable to the noncontrolling interests	—	—	—	(64,000)	—	(64,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc.	(4,142,000)	(1,220,000)	7,460,000	536,000	(6,840,000)	(4,206,000)
Preferred dividends and accretion of preferred stock issuance costs	(2,036,000)	—	—	—	—	(2,036,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(6,178,000)	$(1,220,000)	$7,460,000	$536,000	$(6,840,000)	$(6,242,000)

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Management and leasing fees	$—	$30,000	$4,034,000	$798,000	$—	$4,862,000
Management and leasing fees—related party	—	—	2,607,000	382,000	—	2,989,000
Commissions	—	—	1,262,000	67,000	—	1,329,000
Commissions—related party	—	—	1,930,000	—	—	1,930,000
Rental and other income	—	—	446,000	1,220,000	—	1,666,000
Total revenue	—	30,000	10,279,000	2,467,000	—	12,776,000
Operating expenses
Commission and marketing expenses	—	500,000	1,018,000	123,000	—	1,641,000
Compensation and related expenses	1,296,000	2,389,000	4,041,000	747,000	—	8,473,000
General and administrative	—	1,736,000	1,415,000	178,000	—	3,329,000
Depreciation and amortization	—	68,000	193,000	670,000	—	931,000
Rental operating expenses	—	—	542,000	653,000	—	1,195,000
Total operating expenses	1,296,000	4,693,000	7,209,000	2,371,000	—	15,569,000
Equity in joint venture loss	—	(14,000)	(584,000)	(48,000)	—	(646,000)
Interest income from loan pool participations and notes receivable	—	—	1,029,000	19,000	—	1,048,000
Income from consolidated subsidiaries	(3,580,000)	3,486,000	(229,000)	—	323,000	—
Operating (loss) income	(4,876,000)	(1,191,000)	3,286,000	67,000	323,000	(2,391,000)
Non-operating income (expense)
Interest income	—	74,000	—	—	—	74,000
Interest income—related party	—	561,000	—	—	—	561,000
Interest expense	—	(6,021,000)	200,000	(296,000)	—	(6,117,000)
(Loss) income from continuing operations before provision for income taxes	(4,876,000)	(6,577,000)	3,486,000	(229,000)	323,000	(7,873,000)
Provision for income taxes	—	2,997,000	—	—	—	2,997,000
Net (loss) income	(4,876,000)	(3,580,000)	3,486,000	(229,000)	323,000	(4,876,000)
Net loss (income) attributable to the noncontrolling interests	—	—	45,000	(3,000)	—	42,000
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc.	(4,876,000)	(3,580,000)	3,531,000	(232,000)	323,000	(4,834,000)
Preferred stock dividends and accretion of issuance costs	(2,036,000)	—	—	—	—	(2,036,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(6,912,000)	$(3,580,000)	$3,531,000	$(232,000)	$323,000	$(6,870,000)
—————
(1)    Included in the guarantor subsidiaries column above are data for certain subsidiaries that were less than 100% owned by Kennedy Wilson during the three months ended September 30, 2011. Such guarantor subsidiaries were restructured prior to registering the notes such that Kennedy Wilson now owns 100% of all the guarantor subsidiaries. As a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for such guarantor subsidiaries.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Management and leasing fees	$—	$763,000	$6,365,000	$4,144,000	$—	$11,272,000
Management and leasing fees — related party	—	—	7,542,000	10,494,000	—	18,036,000
Commissions	—	125,000	1,423,000	1,965,000	—	3,513,000
Commissions — related party	—	—	2,637,000	15,000	—	2,652,000
Sale of real estate	—	—	1,275,000	—	—	1,275,000
Rental and other income	—	—	478,000	3,954,000	—	4,432,000
Total revenue	—	888,000	19,720,000	20,572,000	—	41,180,000
Operating expenses
Commission and marketing expenses	—	223,000	3,128,000	325,000	—	3,676,000
Compensation and related expenses	5,000,000	9,358,000	8,863,000	7,437,000	—	30,658,000
Cost of real estate sold	—	—	1,275,000	—	—	1,275,000
General and administrative	—	7,032,000	3,094,000	3,445,000	—	13,571,000
Depreciation and amortization	—	257,000	292,000	2,354,000	—	2,903,000
Rental operating expenses	—	—	706,000	1,932,000	—	2,638,000
Total operating expenses	5,000,000	16,870,000	17,358,000	15,493,000	—	54,721,000
Equity in joint venture income	—	—	7,220,000	5,252,000	—	12,472,000
Interest income from loan pool participations and notes receivable	—	—	7,069,000	57,000	—	7,126,000
Income from consolidated subsidiaries	1,343,000	25,052,000	8,788,000	—	(35,183,000)	—
Operating (loss) income	(3,657,000)	9,070,000	25,439,000	10,388,000	(35,183,000)	6,057,000
Non-operating income (expense)
Interest income	—	69,000	24,000	2,000	—	95,000
Interest income — related party	—	2,408,000	—	—	—	2,408,000
Gain on sale of marketable securities	—	2,931,000	—	—	—	2,931,000
Realized foreign currency exchange (loss) gain	—	(117,000)	—	37,000	—	(80,000)
Interest expense	—	(18,677,000)	(164,000)	(1,138,000)	—	(19,979,000)
(Loss) income from continuing operations before benefit from income taxes	(3,657,000)	(4,316,000)	25,299,000	9,289,000	(35,183,000)	(8,568,000)
Benefit from (provision for) income taxes	—	5,659,000	(37,000)	(501,000)	—	5,121,000
(Loss) income from continuing operations	(3,657,000)	1,343,000	25,262,000	8,788,000	(35,183,000)	(3,447,000)
Discontinued operations
Income from discontinued operations, net of income taxes	—	—	2,000	—	—	2,000
Loss from sale of real estate, net of income taxes	—	—	(212,000)	—	—	(212,000)
Net (loss) income	(3,657,000)	1,343,000	25,052,000	8,788,000	(35,183,000)	(3,657,000)
Net income attributable to the noncontrolling interests	—	—	—	(2,990,000)	—	(2,990,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc.	(3,657,000)	1,343,000	25,052,000	5,798,000	(35,183,000)	(6,647,000)
Preferred dividends and accretion of preferred stock issuance costs	(6,108,000)	—	—	—	—	(6,108,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(9,765,000)	$1,343,000	$25,052,000	$5,798,000	$(35,183,000)	$(12,755,000)

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Management and leasing fees	$—	$95,000	$7,252,000	$2,310,000	$—	$9,657,000
Management and leasing fees — related party	—	—	7,236,000	915,000	—	8,151,000
Commissions	—	397,000	4,279,000	166,000	—	4,842,000
Commissions — related party	—	—	3,577,000	10,000	—	3,587,000
Sale of real estate	—	—	417,000	—	—	417,000
Rental and other income	—	—	1,134,000	2,225,000	—	3,359,000
Total revenue	—	492,000	23,895,000	5,626,000	—	30,013,000
Operating expenses
Commission and marketing expenses	—	500,000	2,239,000	276,000	—	3,015,000
Compensation and related expenses	3,761,000	7,874,000	10,717,000	2,210,000	—	24,562,000
Cost of real estate sold	—	—	397,000	—	—	397,000
General and administrative	—	5,156,000	3,367,000	660,000	—	9,183,000
Depreciation and amortization	—	161,000	640,000	1,027,000	—	1,828,000
Rental operating expenses	—	—	1,267,000	981,000	—	2,248,000
Total operating expenses	3,761,000	13,691,000	18,627,000	5,154,000	—	41,233,000
Equity in joint venture income	—	122,000	7,016,000	91,000	—	7,229,000
Interest income from loan pool participations and notes receivable	—	12,000	5,763,000	60,000	—	5,835,000
Income from consolidated subsidiaries	1,475,000	24,413,000	6,466,000	—	(32,354,000)	—
Operating (loss) income	(2,286,000)	11,348,000	24,513,000	623,000	(32,354,000)	1,844,000
Non-operating income (expense)
Interest income	—	196,000	68,000	—	—	264,000
Interest income — related party	—	970,000	—	—	—	970,000
Remeasurement gain	—	—	—	6,348,000	—	6,348,000
Interest expense	—	(13,201,000)	(168,000)	(505,000)	—	(13,874,000)
(Loss) income from continuing operations before provision for income taxes	(2,286,000)	(687,000)	24,413,000	6,466,000	(32,354,000)	(4,448,000)
Provision for income taxes	—	2,162,000	—	—	—	2,162,000
Net (loss) income	(2,286,000)	1,475,000	24,413,000	6,466,000	(32,354,000)	(2,286,000)
Net income attributable to the noncontrolling interests	—	—	(1,284,000)	(11,000)	—	(1,295,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc.	(2,286,000)	1,475,000	23,129,000	6,455,000	(32,354,000)	(3,581,000)
Preferred dividends and accretion of preferred stock issuance costs	(6,708,000)	—	—	—	—	(6,708,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(8,994,000)	$1,475,000	$23,129,000	$6,455,000	$(32,354,000)	$(10,289,000)
—————
(1)    Included in the guarantor subsidiaries column above are data for certain subsidiaries that were less than 100% owned by Kennedy Wilson during the nine months ended September 30, 2011. Such guarantor subsidiaries were restructured prior to registering the notes such that Kennedy Wilson now owns 100% of all the guarantor subsidiaries. As a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for such guarantor subsidiaries.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$(4,142,000)	$(1,220,000)	$7,460,000	$600,000	$(6,840,000)	$(4,142,000)

Other comprehensive income, net of tax:
Unrealized loss on marketable securities	(37,000)	(37,000)	—	—	37,000	(37,000)
Unrealized foreign currency translation gain	3,247,000	3,247,000	3,321,000	103,000	(6,671,000)	3,247,000
Unrealized forward contract foreign currency loss	(925,000)	(925,000)	(832,000)	—	1,757,000	(925,000)
Total other comprehensive income for the period	$2,285,000	$2,285,000	$2,489,000	$103,000	$(4,877,000)	$2,285,000

Comprehensive (loss) income	$(1,857,000)	$1,065,000	$9,949,000	$703,000	$(11,717,000)	$(1,857,000)
Comprehensive income attributable to noncontrolling interests	—	—	—	(64,000)	—	(64,000)
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(1,857,000)	$1,065,000	$9,949,000	$639,000	$(11,717,000)	$(1,921,000)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$(4,876,000)	$(3,580,000)	$3,486,000	$(229,000)	$323,000	$(4,876,000)

Other comprehensive (loss) income, net of tax:
Unrealized loss on marketable securities	(4,592,000)	(4,592,000)	—	—	4,592,000	(4,592,000)
Unrealized foreign currency translation gain	4,508,000	4,508,000	4,508,000	—	(9,016,000)	4,508,000
Unrealized forward contract foreign currency loss	(1,699,000)	(1,699,000)	(1,699,000)	—	3,398,000	(1,699,000)
Total other comprehensive (loss) income for the period	$(1,783,000)	$(1,783,000)	$2,809,000	$—	$(1,026,000)	$(1,783,000)

Comprehensive (loss) income	$(6,659,000)	$(5,363,000)	$6,295,000	$(229,000)	$(703,000)	$(6,659,000)
Comprehensive loss (income) attributable to noncontrolling interests	—	—	45,000	(3,000)	—	42,000
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(6,659,000)	$(5,363,000)	$6,340,000	$(232,000)	$(703,000)	$(6,617,000)

—————
(1)    Included in the guarantor subsidiaries column above are data for certain subsidiaries that were less than 100% owned by Kennedy Wilson during the three months ended September 30, 2011. Such guarantor subsidiaries were restructured prior to registering the notes such that Kennedy Wilson now owns 100% of all the guarantor subsidiaries. As a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for such guarantor subsidiaries.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$(3,657,000)	$1,343,000	$25,052,000	$8,788,000	$(35,183,000)	$(3,657,000)

Other comprehensive income (loss), net of tax:
Unrealized gains on marketable securities	3,428,000	3,428,000	—	—	(3,428,000)	3,428,000
Unrealized foreign currency translation gain (loss)	2,068,000	2,068,000	2,046,000	(285,000)	(3,829,000)	2,068,000
Unrealized forward contract foreign currency gain	1,255,000	1,255,000	1,676,000	—	(2,931,000)	1,255,000
Total other comprehensive income (loss) for the period	$6,751,000	$6,751,000	$3,722,000	$(285,000)	$(10,188,000)	$6,751,000

Comprehensive income	$3,094,000	$8,094,000	$28,774,000	$8,503,000	$(45,371,000)	$3,094,000
Comprehensive income attributable to noncontrolling interests	—	—	—	(2,990,000)	—	(2,990,000)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$3,094,000	$8,094,000	$28,774,000	$5,513,000	$(45,371,000)	$104,000

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$(2,286,000)	$1,475,000	$24,413,000	$6,466,000	$(32,354,000)	$(2,286,000)

Other comprehensive (loss) income, net of tax:
Unrealized loss on marketable securities	(4,592,000)	(4,592,000)	—	—	4,592,000	(4,592,000)
Unrealized foreign currency translation gain	5,058,000	5,058,000	5,058,000	—	(10,116,000)	5,058,000
Unrealized forward contract foreign currency loss	(2,042,000)	(2,042,000)	(2,042,000)	—	4,084,000	(2,042,000)
Total other comprehensive (loss) income for the period	$(1,576,000)	$(1,576,000)	$3,016,000	$—	$(1,440,000)	$(1,576,000)

Comprehensive (loss) income	$(3,862,000)	$(101,000)	$27,429,000	$6,466,000	$(33,794,000)	$(3,862,000)
Comprehensive income attributable to noncontrolling interests	—	—	(1,284,000)	(11,000)	—	(1,295,000)
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(3,862,000)	$(101,000)	$26,145,000	$6,455,000	$(33,794,000)	$(5,157,000)

—————
(1)    Included in the guarantor subsidiaries column above are data for certain subsidiaries that were less than 100% owned by Kennedy Wilson during the nine months ended September 30, 2011. Such guarantor subsidiaries were restructured prior to registering the notes such that Kennedy Wilson now owns 100% of all the guarantor subsidiaries. As a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for such guarantor subsidiaries.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities	$—	$(42,714,000)	$47,182,000	$(1,633,000)	$2,835,000
Cash flows from investing activities:
Additions to notes receivable	—	(1,234,000)	(36,979,000)	—	(38,213,000)
Collections of notes receivable	—	—	5,368,000	100,000	5,468,000
Additions to notes receivable—related parties	—	(15,925,000)	—	—	(15,925,000)
Collections of notes receivable - related parties	—	9,093,000	—	—	9,093,000
Net proceeds from sale of real estate	—	—	17,905,000	—	17,905,000
Purchases of and additions to real estate	—	—	(16,057,000)	(115,000)	(16,172,000)
Proceeds from sale of marketable securities	—	21,386,000	—	—	21,386,000
Distributions from joint ventures	—	—	36,916,000	330,000	37,246,000
Contributions to joint ventures	—	(1,200,000)	(62,583,000)	(15,337,000)	(79,120,000)
Distributions from loan pool participations	—	—	38,779,000	—	38,779,000
Contributions to loan pool participations	—	—	(56,957,000)	—	(56,957,000)
(Investments in) distributions from consolidated subsidiaries, net	(91,337,000)	47,065,000	26,279,000	17,993,000	—
Net cash (used in) provided by investing activities	(91,337,000)	59,185,000	(47,329,000)	2,971,000	(76,510,000)
Cash flow from financing activities:
Borrowings under line of credit	—	45,000,000	—	—	45,000,000
Repayment of line of credit	—	(45,000,000)	—	—	(45,000,000)
Debt issue costs	—	(1,026,000)	—	—	(1,026,000)
Issuance of common stock	106,274,000	—	—	—	106,274,000
Repurchase of common stock	(47,000)	—	—	—	(47,000)
Repurchase of warrants	(1,395,000)	—	—	—	(1,395,000)
Dividends paid	(13,495,000)	—	—	—	(13,495,000)
Acquisition of noncontrolling interests	—	—	—	(473,000)	(473,000)
Distributions to noncontrolling interests	—	—	—	(4,931,000)	(4,931,000)
Net cash provided by (used in) financing activities	91,337,000	(1,026,000)	—	(5,404,000)	84,907,000
Effect of currency exchange rate changes on cash and cash equivalents	—	—	(354,000)	—	(354,000)
Net change in cash and cash equivalents	—	15,445,000	(501,000)	(4,066,000)	10,878,000
Cash and cash equivalents, beginning of year	—	95,812,000	2,553,000	17,561,000	115,926,000
Cash and cash equivalents, end of period	$—	$111,257,000	$2,052,000	$13,495,000	$126,804,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities :	$—	$(22,098,000)	$8,776,000	$(1,147,000)	$(14,469,000)
Cash flows from investing activities:
Additions to notes receivable	—	(2,724,000)	(2,920,000)	—	(5,644,000)
Collections of notes receivable	—	—	559,000	—	559,000
Additions to notes receivable - related parties	—	(23,322,000)	—	—	(23,322,000)
Collections of notes receivable - related parties	—	4,867,000	—	—	4,867,000
Net proceeds from sale of real estate	—	—	416,000	—	416,000
Purchases of and additions to real estate	—	—	(2,220,000)	290,000	(1,930,000)
Investment in marketable securities	—	(7,382,000)	—	—	(7,382,000)
Distributions from joint ventures	—	—	16,827,000	1,680,000	18,507,000
Contributions to joint ventures	—	(4,614,000)	(88,366,000)	(2,512,000)	(95,492,000)
Contributions to loan pool participations	—	—	(2,901,000)	—	(2,901,000)
(Investment in) distributions from consolidated subsidiaries, net	(39,440,000)	(38,873,000)	67,704,000	10,609,000	—
Net cash (used in) provided by investing activities	(39,440,000)	(72,048,000)	(10,901,000)	10,067,000	(112,322,000)
Cash flow from financing activities:
Issuance of senior notes payable	—	249,344,000	—	—	249,344,000
Repayment of notes payable	—	(20,533,000)	—	(4,250,000)	(24,783,000)
Borrowings under line of credit	—	19,000,000	—	—	19,000,000
Repayment of lines of credit	—	(46,750,000)	—	—	(46,750,000)
Borrowings under mortgage loans payable	—	—	5,077,000	12,000,000	17,077,000
Repayment of mortgage loans payable	—	—	(13,281,000)	(16,828,000)	(30,109,000)
Debt issue costs	—	(7,486,000)	—	—	(7,486,000)
Issuance of common stock	51,360,000	—	—	—	51,360,000
Repurchase of common stock	(36,000)	—	—	—	(36,000)
Repurchase of warrants	(2,434,000)	—	—	—	(2,434,000)
Dividends paid	(7,874,000)	—	—	—	(7,874,000)
Contributions from noncontrolling interests	—	—	2,259,000	—	2,259,000
Distributions to noncontrolling interests	—	—	(696,000)	—	(696,000)
Net cash provided by (used in) financing activities	41,016,000	193,575,000	(6,641,000)	(9,078,000)	218,872,000
Effect of currency exchange rate changes on cash and cash equivalents	(1,576,000)	(1,576,000)	11,517,000	—	8,365,000
Net change in cash and cash equivalents	—	97,853,000	2,751,000	(158,000)	100,446,000
Cash and cash equivalents, beginning of period	—	42,793,000	3,350,000	825,000	46,968,000
Cash and cash equivalents, end of period	$—	$140,646,000	$6,101,000	$667,000	$147,414,000
—————
(1)    Included in the guarantor subsidiaries column above are data for certain subsidiaries that were less than 100% owned by Kennedy Wilson during the nine months ended September 30, 2011. Such guarantor subsidiaries were restructured prior to registering the notes such that Kennedy Wilson now owns 100% of all the guarantor subsidiaries. As a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for such guarantor subsidiaries.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 18—SUBSEQUENT EVENTS
During October 2012, Kennedy Wilson drew $35 million on its unsecured credit facility, bringing the outstanding balance to $35 million and availability to $65 million.

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

Overview
Founded in 1977, we are an international real estate investment and services firm. We are a vertically-integrated real estate operating company with approximately 300 professionals in 24 offices throughout the U.S., United Kingdom, Ireland, Spain and Japan. Based on management's estimate of fair value as of September 30, 2012, we have approximately $11.9 billion of real estate and real estate related assets under our management ("AUM"), totaling approximately 58 million square feet of properties throughout the U.S., Europe and Japan. This includes ownership in 13,950 multifamily apartment units, of which 204 units are owned by our consolidated subsidiaries and 13,746 are held in joint ventures.
AUM generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, and investments in joint ventures. Our AUM is intended principally to reflect the extent of our presence in the real estate market, and is not the basis for determining our management fees. Our material assets under management consist of the total estimated fair value of the real estate properties and other assets either owned by third parties, wholly-owned by us or held by joint ventures and other entities in which our sponsored funds or investment vehicles and client accounts have invested. Committed (but unfunded) capital from investors in our sponsored funds is not included in our AUM. The estimated value of development properties is included at estimated completion cost.
Our operations are defined by two core business units: KW Investments and KW Services. KW Investments invests our capital and our partners' capital in real estate related assets including multifamily, commercial, and residential properties and loans secured by real estate. KW Services provides a full array of real estate-related services to investors and lenders, with a strong focus on financial institution based clients.

The following table describes our investment account (Kennedy Wilson's equity in real estate, marketable securities, and loan investments), which includes the following financial statement captions and is derived from our consolidated balance sheet, as of September 30, 2012 and December 31, 2011 (dollars in millions):

	September 30, 2012	December 31, 2011
Investment in joint ventures	$380.6	$343.4
Real estate	111.5	115.9
Mortgage debt	(30.7)	(30.7)
Notes receivable	83.5	41.2
Loan pool participations	102.9	90.0
Marketable securities	10.3	23.0
	$658.1	$582.8
The following table breaks down our investment account information derived from our consolidated balance sheet by investment type and geographic location as of September 30, 2012:

	Dollars in millions
	Multifamily	Loans Secured by Real Estate	Commercial	Residential (1)	Other	Total
Western U.S.	$125.3	$156.3	$63.9	$85.2	$0.5	$431.2
Japan	106.4	—	9.0	—	—	115.4
United Kingdom and Ireland	11.9	72.8	10.1	—	10.2	105.0
Other	0.4	—	0.5	0.2	5.4	6.5
Total	$244.0	$229.1	$83.5	$85.4	$16.1	$658.1
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
—————
(1)    Includes for-sale residential properties, condominiums and residential land.
Kennedy Wilson's Recent Highlights

Operating metrics

•	During the three months ended September 30, 2012, the Company achieved an adjusted EBITDA of $17.5 million, a 94% increase from $9.0 million for the same period in 2011.

•	During the nine months ended September 30, 2012, the Company achieved an adjusted EBITDA of $55.5 million, a 33% increase from $41.6 million for the same period in 2011.
Investments business
Investment Account

•
As of September 30, 2012, our investment account (Kennedy Wilson's equity in real estate, joint ventures, loan investments, and marketable securities) increased by 13% to $658.1 million from $582.8 million at December 31, 2011. This change was comprised of approximately $239.3 million (including $79.4 million during the third quarter) of cash contributed to and income earned on investments and approximately $164.0 million (including $47.4 million during the third quarter) of cash distributed from investments.

•
As of September 30, 2012, the Company and its equity partners owned 14.6 million rentable square feet of real estate including 13,950 apartment units and 24 commercial properties. Additionally, as of September 30, 2012, the Company and its equity partners owned $2.0 billion in loans secured by real estate.

Operating metrics

•
During the three months ended September 30, 2012, our investments business achieved an EBITDA of $12.6 million (inclusive of $0.4 million of acquisition related costs), a 108% increase from $6.0 million for the same period in 2011. There were no material acquisition related costs in the corresponding period in 2011.

•
During the nine months ended September 30, 2012, our investments business achieved an EBITDA of $47.2 million (inclusive of $1.2 million of acquisition related costs), a 29% increase from $36.6 million (inclusive of $0.3 million of acquisition related costs) for the same period in 2011.

Acquisition/disposition program

•	From January 1, 2010 through September 30, 2012, the Company and its equity partners, acquired approximately $6.7 billion of real estate related investments.

•
During the nine months ended September 30, 2012, the Company and its equity partners, acquired approximately $1.5 billion of real estate related investments, including $659.4 million during the third quarter. We invested $175.6 million (including $68.6 million during the third quarter) of our equity in the vehicles that acquired these investments.

•	The composition of the $1.5 billion of real estate related investments acquired by the Company and its equity partners during the nine months ended September 30, 2012 is as follows:

◦
During the nine months ended September 30, 2012, we, along with our equity partners, acquired approximately $969.1 million of real estate investments, including $180.8 million during the third quarter. The underlying assets are located primarily in the Western U.S. (68% in terms of our equity invested) and Ireland (32% in terms of our equity invested) and include seven multifamily properties with 1,961 units and 11 commercial properties totaling 2.0 million square feet. We invested $80.4 million of our equity in vehicles that acquired these real estate assets, including $27.6 million during the third quarter.

◦
During the nine months ended September 30, 2012, we, along with our equity partners, acquired approximately $563.6 million of loans (including $478.6 million during the third quarter) at an average discount of 20% to their principal balance (weighted based on our equity invested). In addition, we and our equity partners originated a loan of $8.6 million at a 10.8% interest rate. These loans are secured by 108 underlying properties located in the Western U.S. and Ireland. We invested approximately $95.2 million of our equity in loans, including $41.0 million during the third quarter.

•
During the nine months ended September 30, 2012, the Company and its equity partners sold four multifamily properties located in the Western U.S. for a total of $243.0 million, which resulted in a total gain of $32.6 million, of which our share was $7.9 million ($17.5 million of our equity invested). We also sold our interest in a 324-unit apartment building in San Jose, California generating a gain of $2.2 million to the Company ($3.2 million of our equity invested).

Property level debt financing

•
During the nine months ended September 30, 2012, the Company and its equity partners completed approximately $475.8 million of property financings and re-financings at an average interest rate of 3.3% and a weighted average maturity of 6.6 years. During the nine months ended September 30, 2011, the Company and its equity partners completed approximately $829.7 million of property financings and re-financings at an average interest rate of 3.6% and a weighted average maturity of 4.1 years.

United Kingdom and Ireland

•
In December 2011, we and our equity partners acquired a loan pool secured by real estate located in the United Kingdom with an unpaid principal balance of $2.1 billion. As of September 30, 2012, the unpaid principal balance was $1.3 billion due to loan resolutions of approximately $756.9 million, representing 36% of the pool. The total debt incurred at the venture level at the time of purchase of these loans was $323.4 million with a maturity date of October 2014. As a result of the loan resolutions, the venture level debt has been paid down by $176.6 million to $146.8 million as of September 30, 2012.

•
On March 13, 2012, we announced a €250 million (approximately $325 million) capital commitment from Fairfax Financial Holdings ("Fairfax") to acquire real estate and loans secured by real estate in the United Kingdom and Ireland. Investments under this program require Fairfax's agreement to participate on an investment-by-investment basis. As of September 30, 2012, we have purchased two investments within this platform, the historic 210-unit Alliance Building in Dublin, Ireland, located adjacent to Google's European headquarters, for $50.0 million and Brooklawn House, a Dublin office property, for $18.5 million. We invested $25.7 million of our equity in the investment vehicles that acquired these assets.

•
On May 2, 2012, we entered into a term sheet with a major European financial institution to create a framework to target the acquisition of €2 billion (approximately $2.5 billion) of performing, sub-performing and non-performing loans secured by commercial and residential real estate in Europe, with a focus on the United Kingdom and Ireland. In August 2012, we made our first investment within this platform. We, along with our equity partner acquired a loan pool secured by real estate located in Ireland with an unpaid principal balance of $418.5 million. We invested $7.4 million of our equity in the vehicle that acquired these assets.

Japan

•	Maintained 97% occupancy in 50 apartment buildings with over 2,400 units.

•	Since Fairfax became our partner in the Japanese apartment portfolio in September 2010, we have distributed a total of $51.5 million, of which our share was $24.0 million.

Services business

•	Management and leasing fees and commissions increased by 12% to $12.5 million for the three months ended September 30, 2012 from $11.1 million for the same period in 2011.

•	During the three months ended September 30, 2012, our services business achieved an EBITDA of $4.8 million, a 50% increase from $3.2 million for the same period in 2011.

•	Management and leasing fees and commissions increased by 35% to $35.5 million for the nine months ended September 30, 2012 from $26.2 million for the same period in 2011.

•	During the nine months ended September 30, 2012, our services business achieved an EBITDA of $11.2 million, a 72% increase from $6.5 million for the same period in 2011.
Corporate financing

•
In July 2012, the Company issued 8.6 million shares of common stock primarily to institutional investors, resulting in gross proceeds of $112.1 million of which $40.0 million was used to pay off the outstanding balance on our line of credit.

Subsequent events

•
Subsequent to September 30, 2012, we have acquired or have entered into contracts to acquire approximately $391.8 million of real estate related investments which include 1.8 million rentable square feet of real estate comprised of 926 apartment units and 6 commercial properties. We expect the acquisitions to be a combination of wholly owned and joint venture investments.

•
Subsequent to September 30, 2012, we have resolved an additional $190.5 million of the loan pool secured by real estate located in the United Kingdom which lowered the unpaid principal balance to $1.1 billion. Our venture level debt balance will be reduced by an additional $35.5 million to $111.3 million.

Results of Operations
The following table sets forth items derived from our consolidated statement of operations for the three and nine months periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue
Management and leasing fees	$10,335,000	$7,851,000	$29,308,000	$17,808,000
Commissions	2,145,000	3,259,000	6,165,000	8,429,000
Sale of real estate	1,275,000	—	1,275,000	417,000
Rental and other income	1,485,000	1,666,000	4,432,000	3,359,000
Total revenue	15,240,000	12,776,000	41,180,000	30,013,000
Operating expenses
Commission and marketing expenses	1,371,000	1,641,000	3,676,000	3,015,000
Compensation and related expenses	11,364,000	8,473,000	30,658,000	24,562,000
Cost of real estate sold	1,275,000	—	1,275,000	397,000
General and administrative	5,014,000	3,329,000	13,571,000	9,183,000
Depreciation and amortization	989,000	931,000	2,903,000	1,828,000
Rental operating expenses	847,000	1,195,000	2,638,000	2,248,000
Total operating expenses	20,860,000	15,569,000	54,721,000	41,233,000
Equity in joint venture income (loss)	1,848,000	(646,000)	12,472,000	7,229,000
Interest income from loan pool participations and notes receivable	3,712,000	1,048,000	7,126,000	5,835,000
Operating (loss) income	(60,000)	(2,391,000)	6,057,000	1,844,000
Non-operating income (expense)
Interest income	179,000	635,000	2,503,000	1,234,000
Remeasurement gain	—	—	—	6,348,000
Gain on sale of marketable securities	—	—	2,931,000	—
Realized foreign currency exchange loss	(6,000)	—	(80,000)	—
Interest expense	(6,755,000)	(6,117,000)	(19,979,000)	(13,874,000)
Loss from continuing operations before benefit from income taxes	(6,642,000)	(7,873,000)	(8,568,000)	(4,448,000)
Benefit from income taxes	2,500,000	2,997,000	5,121,000	2,162,000
Loss from continuing operations	(4,142,000)	(4,876,000)	(3,447,000)	(2,286,000)
Income from discontinued operations, net of income taxes	—	—	2,000	—
Loss from sale of real estate, net of income taxes	—	—	(212,000)	—
Net loss	(4,142,000)	(4,876,000)	(3,657,000)	(2,286,000)
Net (income) loss attributable to the noncontrolling interests	(64,000)	42,000	(2,990,000)	(1,295,000)
Net loss attributable to Kennedy-Wilson Holdings, Inc.	(4,206,000)	(4,834,000)	(6,647,000)	(3,581,000)
Preferred dividends and accretion of preferred stock issuance costs	(2,036,000)	(2,036,000)	(6,108,000)	(6,708,000)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(6,242,000)	$(6,870,000)	$(12,755,000)	$(10,289,000)
EBITDA (1)	$14,551,000	$7,696,000	$50,453,000	$37,793,000
Adjusted EBITDA (2)	$17,473,000	$8,992,000	$55,453,000	$41,554,000
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
(2)    Adjusted EBITDA represents EBITDA, as defined above, adjusted to exclude stock based compensation expense.  Our management uses Adjusted EBITDA to analyze our business because it adjusts EBITDA for items we believe will not be relevant or comparable to the nature of our business going forward. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more meaningful picture of our results from operations. However, EBITDA and Adjusted EBITDA are not recognized measurements under GAAP and when analyzing our operating performance, readers should use EBITDA and Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as tax and debt service payments. The amounts shown for EBITDA and Adjusted EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.
We use certain non-GAAP measures to analyze our business including EBITDA(1) and Adjusted EBITDA(2) , which are calculated as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net loss	$(4,142,000)	$(4,876,000)	$(3,657,000)	$(2,286,000)
Non- GAAP adjustments:
Add back:
Interest expense	6,755,000	6,117,000	19,979,000	13,874,000
Kennedy Wilson's share of interest expense included in investment in joint ventures and loan pool participation	8,364,000	4,672,000	23,364,000	14,981,000
Depreciation and amortization	989,000	931,000	2,903,000	1,828,000
Kennedy Wilson's share of depreciation and amortization included in investment in joint ventures	5,085,000	3,849,000	12,985,000	11,558,000
Benefit from income taxes	(2,500,000)	(2,997,000)	(5,121,000)	(2,162,000)
EBITDA (1)	14,551,000	7,696,000	50,453,000	37,793,000
Stock-based compensation	2,922,000	1,296,000	5,000,000	3,761,000
Adjusted EBITDA (2)	$17,473,000	$8,992,000	$55,453,000	$41,554,000
—————
(1)  (2)  See definitions in previous discussion.

The following tables summarize revenue, operating expenses, non-operating expenses, operating income (loss) and net income (loss) and calculates EBITDA(1) and Adjusted EBITDA(2) by our investments and services operating segments and corporate for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Investments
Rental and other income and sale of real estate	$2,760,000	$1,666,000	$5,707,000	$3,776,000
Operating expenses	(10,184,000)	(5,378,000)	(22,008,000)	(14,703,000)
Equity in joint venture income (loss)	1,848,000	(646,000)	12,472,000	7,229,000
Interest income from loan pool participations and notes receivable	3,712,000	1,048,000	7,126,000	5,835,000
Operating (loss) income	(1,864,000)	(3,310,000)	3,297,000	2,137,000
Remeasurement gain	—	—	—	6,348,000
Gain on sale of marketable securities	—	—	2,931,000	—
Realized foreign currency exchange loss	(6,000)	—	(80,000)	—
Interest income - related party	139,000	—	2,408,000	—
Interest expense	(160,000)	(73,000)	(477,000)	(225,000)
(Loss) income from continuing operations	(1,891,000)	(3,383,000)	8,079,000	8,260,000
Discontinued operations
Income from discontinued operations, net of income taxes	—	—	2,000	—
Loss from sale of real estate, net of income taxes	—	—	(212,000)	—
Loss before benefit from income taxes	(1,891,000)	(3,383,000)	7,869,000	8,260,000
Non-GAAP adjustments:
Add back:
Interest expense	160,000	73,000	477,000	225,000
Kennedy Wilson's share of interest expense included in investment in joint ventures and loan pool participation	8,364,000	4,672,000	23,364,000	14,981,000
Depreciation and amortization	856,000	830,000	2,538,000	1,569,000
Kennedy Wilson's share of depreciation and amortization included in investment in joint ventures	5,085,000	3,849,000	12,985,000	11,558,000
EBITDA and Adjusted EBITDA (1) (2)	$12,574,000	$6,041,000	$47,233,000	$36,593,000

	Three Months Ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Services
Management and leasing fees and commissions	$12,480,000	$11,110,000	$35,473,000	$26,237,000
Operating expenses	(7,678,000)	(7,983,000)	(24,411,000)	(19,841,000)
Operating income	4,802,000	3,127,000	11,062,000	6,396,000
Income before provision for income taxes	4,802,000	3,127,000	11,062,000	6,396,000
Non-GAAP adjustments:
Add back:
Depreciation and amortization	40,000	33,000	107,000	98,000
EBITDA and Adjusted EBITDA (1) (2)	$4,842,000	$3,160,000	$11,169,000	$6,494,000

—————
(1)  (2) See definitions in previous discussion.

	Three Months Ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Corporate:
Operating expenses	$(2,998,000)	$(2,208,000)	$(8,302,000)	$(6,689,000)
Operating loss	(2,998,000)	(2,208,000)	(8,302,000)	(6,689,000)
Interest income	40,000	74,000	95,000	264,000
Interest income - related party	—	561,000	—	970,000
Interest expense	(6,595,000)	(6,044,000)	(19,502,000)	(13,649,000)
Provision for income taxes	2,500,000	2,997,000	5,121,000	2,162,000
Net loss	(7,053,000)	(4,620,000)	(22,588,000)	(16,942,000)
Non-GAAP adjustments:
Add back:
Interest expense	6,595,000	6,044,000	19,502,000	13,649,000
Depreciation and amortization	93,000	68,000	258,000	161,000
Provision for income taxes	(2,500,000)	(2,997,000)	(5,121,000)	(2,162,000)
EBITDA (1)	(2,865,000)	(1,505,000)	(7,949,000)	(5,294,000)
Stock based compensation	2,922,000	1,296,000	5,000,000	3,761,000
Adjusted EBITDA (2)	$57,000	$(209,000)	$(2,949,000)	$(1,533,000)

—————
(1)  (2) See definitions in previous discussion.

Our Consolidated Financial Results: Three Months Ended September 30, 2012 compared to the Three Months Ended September 30, 2011
Our revenues for the three months ended September 30, 2012 and 2011 were $15.2 million and $12.8 million, respectively. Total operating expenses for the same periods were $20.9 million and $15.6 million, respectively, and net loss attributable to our common shareholders was $6.2 million and $6.9 million, respectively. Adjusted EBITDA was $17.5 million and $9.0 million, respectively, for the three months ended September 30, 2012 and 2011. The Company achieved a 94% increase in adjusted EBITDA for the three months ended September 30, 2012 as compared to the same period in 2011.
Revenues
Investments Segment Revenues
Rental and other income was $1.5 million for the three months ended September 30, 2012 as compared to $1.7 million for the same period in 2011. The $0.2 million decrease was due to the sale of properties from our consolidated loan pool in the fourth quarter of 2011 and first quarter of 2012.
During the three months ended September 30, 2012, we sold a condominium unit generating $1.3 million of proceeds from the sale of real estate.
Services Segment Revenues
Third Party Services - These are management and leasing fees as well as commissions earned from third parties and relate to assets in which we do not have an ownership interest.
Our third party management and leasing service fees were $4.0 million for the three months ended September 30, 2012 as compared to approximately $4.9 million for the same period in 2011. In March 2012, we acquired a real estate consultancy firm specializing in capital sourcing and real estate research for the single family homebuilding and multifamily apartment industries which generated $0.4 million in management fees generated for the three months ended September 30, 2012. This was primarily offset by a $1.1 million performance fee during the three months ended September 30, 2011, with no comparable activity in the same period in 2012.
Our third party commission revenues were $1.5 million for the three months ended September 30, 2012 as compared to approximately $1.3 million for the same period in 2011. This 11% increase was mainly due to the improved performance of our brokerage division for the three months ended September 30, 2012 as compared to the same period in 2011.
Related Party Services - These are management and leasing fees as well as commissions earned from our equity partners and relate to assets in which we have an ownership interest.
Our related party management and leasing services generated revenues of $6.3 million for the three months ended September 30, 2012 as compared to approximately $3.0 million for the same period in 2011. The $3.3 million increase primarily relates to our acquisition of the UK-based loan pool in the latter half of 2011, which provided additional asset management fees of $2.7 million during the three months ended September 30, 2012. In addition, due to our acquisition activity in the latter half of 2011 and thus far in 2012, we generated $0.6 million in construction supervision fees.
Our related party commission fees were $0.7 million for the three months ended September 30, 2012 as compared to approximately $1.9 million for the same period in 2011. The fees earned during the three months ended September 30, 2012 primarily relates to our acquisition fees earned from sourcing deals in our investments platforms. The fees earned during the same period in 2011 primarily relates to fees we earned on the $1.5 billion recapitalization of the Bank of Ireland.
Operating Expenses
Investments Segment Operating Expenses
Operating expenses for the three months ended September 30, 2012 increased to $10.2 million compared to $5.4 million for the same period in 2011. The increase is attributable to the following:
Compensation and related expenses increased by $2.5 million and general and administrative expenses increased by $1.4 million primarily due to the growth of our company in the United Kingdom and Ireland. We began our operations in the United Kingdom and Ireland in June 2011 and as a result have added 9 employees to our headcount there since September 30, 2011. An additional 17 employees were added to our headcount in the U.S. due to the overall growth of our company and also as a result of the acquisition of the real estate consultancy firm discussed above.
Rental operating expenses decreased by $0.4 million due to the sale of properties from our consolidated loan pool in the fourth quarter of 2011 and first quarter of 2012.

During the three months ended September 30, 2012 we sold a condominium unit and incurred $1.3 million of sale related costs with no comparable activity during the same period in 2011.
Services Segment Operating Expenses
Services segment operating expenses decreased to $7.7 million for the three months ended September 30, 2012 compared to $8.0 million for the same period in 2011. Compensation and related expenses decreased by $0.2 million and commission and marketing expenses decreased by $0.3 million. This was offset by an increase of $0.2 million in general and administrative expenses.
Corporate Operating Expenses
Operating expenses for the three months ended September 30, 2012 were approximately $3.0 million as compared to $2.2 million for the same period in 2011. Compensation and related expenses increased by $0.6 million and general and administrative expenses increased by $0.2 million primarily due to the growth of our company.
Investments Segment Equity in Joint Venture Income
Equity in joint ventures generated income of $1.8 million for the three months ended September 30, 2012, as compared to a loss of $0.6 million for the same period in 2011. The income generated during the three months ended September 30, 2012 was primarily related to the sale of our interest in a 324-unit residential tower in San Jose, California which resulted in a gain of $2.2 million to us.
Included in equity in joint venture income are one time acquisition costs which are non-recurring. During three months ended September 30, 2012, approximately $0.4 million of acquisition costs were included in equity in joint venture income. There was an immaterial amount of acquisition costs included in equity in joint venture income during the three months ended September 30, 2011.
We look at equity in joint venture income plus our share of depreciation at the joint venture to get a better sense of cash generated by our joint venture investments. These amounts were $6.9 million and $3.2 million for the three months ended September 30, 2012 and 2011, respectively, representing a 116% increase.
Investments Segment Income from Loan Pool Participations and Notes Receivable
Income from loan pool participations and notes receivable was $3.7 million for the three months ended September 30, 2012 as compared to $1.0 million for the same period in 2011. During 2012 we invested approximately $95.2 million of our equity in loan pool participations and notes receivable. During the three months ended September 30, 2012, we recognized $3.3 million of interest income from these new loans and we accreted $2.0 million of interest income on our UK-based loan pool. The increases were offset by a decrease in accretion income recognized during the same period on our loan pools purchased during 2010 due to an increase in the estimated resolution periods as well as foreclosure on certain underlying real estate collateral.
Non-Operating Items
Interest expense was $6.8 million for the three months ended September 30, 2012 compared to $6.1 million for same period in 2011. The increase was primarily attributable to interest incurred on borrowings under our line of credit during the three months ended September 30, 2012, and the cessation of interest capitalization on the 2700 acre ranch in Hawaii which we transitioned from development to marketing for sale during the second quarter of 2012.
Benefit from income taxes was $2.5 million during the three months ended September 30, 2012 as compared to $3.0 million for the same period in 2011. During the three months ended September 30, 2012, we had domestic taxable losses of $6.9 million for which we received a tax benefit at the federal tax rate of approximately 34% offset by foreign taxable income of $0.8 million by our United Kingdom and Irish subsidiaries which are taxed at the lower foreign tax rate resulting in a net benefit from income taxes. During the same period in 2011, a majority of our income was earned directly in the United States which is taxed at the federal rate of approximately 34%.

Our Consolidated Financial Results: Nine Months Ended September 30, 2012 compared to the Nine Months Ended September 30, 2011
Our revenues for the nine months ended September 30, 2012 and 2011 were $41.2 million and $30.0 million, respectively. Total operating expenses for the same periods were $54.7 million and $41.2 million, respectively, and net loss attributable to our common shareholders was $12.8 million and $10.3 million, respectively. Adjusted EBITDA was $55.5 million and $41.6 million, respectively, for the nine months ended September 30, 2012 and 2011.
Revenues
Investments Segment Revenues
Rental and other income increased to $4.4 million for the nine months ended September 30, 2012 from $3.4 million for the same period in 2011. The $1.0 million increase is due to the acquisition of an approximately 200,000 square foot office portfolio in Oakland, California, in the latter half of 2011 offset by a decrease resulting from the sale of properties from our consolidated loan pool in the fourth quarter of 2011 and first quarter of 2012.
During the nine months ended September 30, 2012, we sold a condominium unit generating $1.3 million of proceeds from the sale of real estate. During the nine months ended September 30, 2011, we sold a land parcel in Kent, Washington, generating $0.4 million of proceeds in sale of real estate.
Services Segment Revenues
Third Party Services - These are management and leasing fees as well as commissions earned from third parties and relate to assets in which we do not have an ownership interest.
Our third party management and leasing services increased to $11.3 million for the nine months ended September 30, 2012 as compared to approximately $9.7 million for the same period in 2011. The $1.6 million, or 17%, increase primarily relates to our acquisition of the real estate investment management division of the Bank of Ireland in the latter half of 2011 which provided asset management fees of $2.0 million during the nine months ended September 30, 2012 as compared to $0.8 million for the same period in 2011. In addition, in March 2012, we acquired a real estate consultancy firm specializing in capital sourcing and real estate research for the single family homebuilding and multifamily apartment industries which generated $0.8 million in management fees. Furthermore, our existing third party management and leasing revenue increased by $0.8 million for the nine months ended September 30, 2012 as compared to the same period in 2011. During the nine months ended September 30, 2011, we generated $1.1 million in performance fees, with no comparable activity during the same period in 2012.
Our third party commission revenues were $3.5 million for the nine months ended September 30, 2012 as compared to approximately $4.8 million for the same period in 2011. During the nine months ended September 30, 2012 we had a decrease in auction sales as compared to the same period in 2011 due the timing of closing sales.
Related Party Services - These are management and leasing fees as well as commissions earned from our equity partners and relate to assets in which we have an ownership interest.
Our related party management and leasing services generated revenues of $18.0 million for the nine months ended September 30, 2012 as compared to approximately $8.2 million for the same period in 2011. The $9.8 million, or 120%, increase primarily relates to our acquisition of the UK-based loan pool in the latter half of 2011, which provided additional asset management fees of $7.7 million. In addition, as a result of our acquisition activity in the latter half of 2011 and thus far in 2012, we have generated an additional $2.1 million in management and leasing fees.
Our related party commission revenues were $2.7 million for the nine months ended September 30, 2012 as compared to $3.6 million for the same period in 2011. The fees earned in 2012 are primarily related to acquisition fees earned from sourcing deals in our investment platforms. The fees earned during the same period in 2011 related primarily to the $1.5 billion recapitalization of the Bank of Ireland which generated a fee of $1.9 million and other acquisition activity that generated approximately $1.7 million of fees.
Operating Expenses
Investments Segment Operating Expenses
Operating expenses for the nine months ended September 30, 2012 increased to $22.0 million compared to $14.7 million for the same period in 2011. The increase is attributable to the following:
Compensation and related expenses increased by $3.1 million and general and administrative expenses increased by $2.0 million due to an increase in headcount throughout the Company to source and execute on the acquisition opportunities.

Rental operating expenses increased by $0.4 million and depreciation and amortization increased by $1.0 million due to the foreclosure of four assets in our consolidated loan portfolio and the acquisition of an approximately 200,000 square foot office portfolio in Oakland, California during the latter half of 2011.
During the nine months ended September 30, 2012 we sold a condominium unit which resulted in $1.3 million of sale-related costs. During the nine months ended September 30, 2011, a land parcel in Kent, Washington was sold which resulted in $0.4 million of sale-related costs.
Services Segment Operating Expenses
Services segment operating expenses (not including depreciation and amortization expense) increased to $24.3 million for the nine months ended September 30, 2012 from $19.7 million for the same period in 2011. Commission and marketing expenses increased by $0.7 million as a result of an increase in third party services used to generate new business. Compensation and related expenses increased by $2.1 million and general and administrative expenses increased by $1.8 million primarily due to to the growth of our company specifically in the United Kingdom and Ireland. We began our operations in the United Kingdom and Ireland in June 2011 and have added 23 employees to our headcount there including 9 employees since September 30, 2011. An additional 17 employees were added to our headcount in the U.S. due to the overall growth of our company and as a result of the acquisition of the real estate consultancy firm discussed above.
Corporate Operating Expenses
Operating expenses for the nine months ended September 30, 2012 were approximately $8.3 million as compared to $6.7 million for the same period in 2011. Compensation and related expenses increased by $0.9 million and general and administrative expenses increased by $0.6 million primarily due to the growth of our company
Investments Segment Equity in Joint Venture Income
Equity in joint ventures generated income of $12.5 million for the nine months ended September 30, 2012, as compared to income of $7.2 million for the same period in 2011.
The income during the nine months ended September 30, 2012 was primarily related to the the sale of a 180-unit apartment building in North Hollywood, California, which generated a total gain of $16.0 million of which $2.2 million was a gain to us and $3.0 million to our noncontrolling interest holders. Additionally, we sold a 213-unit residential tower in San Jose, California and a 440-unit apartment building in Beaverton, Oregan, which generated a total gain of $15.1 million of which $5.3 million was a gain to us. We also sold our interest in a 324-unit residential tower in San Jose, California which resulted in a gain of $2.2 million to us.
During the nine months ended September 30, 2011, the joint venture income was primarily attributable to fair value gains recognized in connection with the foreclosure by one of our joint ventures on a first trust deed position it held followed by its taking ownership of a class A multifamily project in San Jose, California, the acquisition of additional membership interests in a joint venture that we account for using the fair value option, and the sale of a 286-unit apartment complex in Anaheim, California.
Included in equity in joint venture income are one time acquisition costs which are non-recurring. During nine months ended September 30, 2012, approximately $1.2 million of acquisition cost were included in equity in joint venture income as compared to $0.3 million for the same period in 2011.
We look at equity in joint venture income plus our share of the joint ventures depreciation to get a better sense of cash generated by our joint venture investments. These amounts were $25.5 million and $18.8 million for the nine months ended September 30, 2012 and 2011, respectively, representing a 36% increase.
Investments Segment Income from Loan Pool Participations and Notes Receivable
Interest income from loan pool participations and notes receivable was $7.1 million for the nine months ended September 30, 2012 as compared to $5.8 million for the same period in 2011. During the nine months ended September 30, 2012, we accreted $5.9 million of interest income on our UK-based loan pool. Additionally, during 2012 we, along with our equity partners, acquired or originated approximately $572.1 million of loans. During the nine months ended September 30, 2012, we recognized $4.8 million of interest income from these new loans. The increases were offset by a decrease in accretion income recognized during the nine months ended September 30, 2012 on a loan pool purchased during 2010 resulting from an increase in the estimated resolution periods as well as foreclosures on certain underlying real estate collateral.
Non-Operating Items

Interest expense was $20.0 million for the nine months ended September 30, 2012 compared to $13.9 million for same period in 2011. The increase was primarily attributable to the issuance of $250 million senior notes in April 2011 bearing interest at 8.75%. Additionally, during the nine months ended September 30, 2012, interest was incurred on borrowings under our line of credit with no comparable activity during 2011. Finally, the interest capitalization on our 2700 acre ranch in Hawaii ceased as it transitioned from development to marketing for sale during the second quarter of 2012.
Benefit from income taxes was $5.1 million during the nine months ended September 30, 2012 as compared to $2.2 million for the same period in 2011. During the nine months ended September 30, 2012, we had domestic taxable losses of $14.8 million for which we received a tax benefit at the federal tax rate of approximately 34% offset by foreign taxable income of $4.3 million by our United Kingdom and Irish subsidiaries which are taxed at the lower foreign tax rates resulting in a net benefit from income taxes. During the same period in 2011, a majority of our income was earned directly in the United States which is taxed at the federal rate of approximately 34%.
We had net income of $3.0 million attributable to non-controlling interest holders during the nine months ended September 30, 2012 as compared to $1.3 million during the same period in 2011. During the nine months ended September 30, 2012, the net income attributable to non-controlling interest holders was primarily due to a gain from the sale of a multifamily property. During the nine months ended September 30, 2011, a majority of the net income attributable to non-controlling interest holders related to entities which were consolidated at that time. As a result of the restructuring which was done under the 8.75% Senior Notes in December 2011, these entities were no longer consolidated as of December 31, 2011.

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
During the nine months ended September 30, 2012, the Company earned $4.3 million related to operations in the United Kingdom and Ireland. Foreign taxes of $0.5 million are included in the consolidated tax provision for income taxes related to the portion of income earned directly by our United Kingdom and Ireland subsidiaries for the nine months ended September 30, 2012. U.S. domestic taxes have not been provided for in the consolidated tax provision with respect to amounts earned directly by these subsidiaries since it is the Company's plan to indefinitely invest amounts earned by these subsidiaries in the United Kingdom and Ireland operations. If these subsidiaries' earnings were repatriated to the United States, additional U.S. domestic taxes of $4.9 million would be incurred. Additionally, approximately $12.4 million of our consolidated cash and cash equivalents are held by our United Kingdom and Irish subsidiaries.

Cash Flows
Operating

Our cash flows from operating activities are primarily dependent upon the operating distributions from our joint venture investments and loan pool participations, revenues from our services business, and the level of our operating expenses and other general and administrative costs.  Net cash provided by operating activities totaled $2.8 million for the nine months ended September 30, 2012.  This was primarily related to operating distributions from our joint venture investments and loan pool participations of $34.2 million offset by payments of accrued expenses and other liabilities and accrued salaries and benefits. Net cash used in operating activities totaled $14.5 million for the nine months ended September 30, 2011. This was primarily related to timing of cash operating expenses.
Investing

Our cash flows from investing activities are generally comprised of cash used to fund investments in our joint ventures and loan pool participations, property acquisitions and capital expenditures, loans secured by real estate, and investments in marketable securities as well as cash received from dispositions, resolutions and other distributions of these investments. Net cash used in investing activities totaled $76.5 million for the nine months ended September 30, 2012. This was primarily due to $79.1 million of equity invested in joint ventures of which $38.7 million was invested in the acquisition of six income producing multifamily properties located primarily in the Western U.S. and Ireland and $23.8 million was invested in the acquisition of five income producing commercial properties located primarily in the Western U.S. and Ireland. In addition, we invested $111.1 million to fund our equity in new and existing loans. The cash used in the aforementioned investing activities was offset by receipt of $37.2 million in distributions from our joint ventures primarily due to the sale of four multifamily properties located in the Western U.S and the sale our interest in a 324-unit apartment building in San Jose, California. In addition, we received $38.8 million in distributions from our loan pools primarily due to loan resolutions. Lastly, we sold a portion of our marketable securities which provided $21.4 million.

Net cash used in investing activities totaled $112.3 million for the nine months ended September 30, 2011. This was primarily due to $95.5 million of equity invested in joint ventures of which $11.2 million was invested in the acquisition of three income producing multifamily properties, $19.3 million was invested in two income producing office properties and $17.1 million in a development project in Hawaii. In addition, we contributed $14.2 million to our joint venture in Japan for the purpose of refinancing a large portion of the Japanese multifamily portfolio and $7.0 million to increase our investment in a project in Northern California. In addition, we advanced $29.0 million in the form of notes to third parties and related parties. We also invested $7.4 million in 53.7 million units of ordinary stock of the Bank of Ireland. The cash used in the aforementioned investing activities was offset by the receipt of $18.5 million in distributions from our joint ventures.
Financing

Our net cash related to financing activities is generally impacted by our borrowings and capital raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests.  Net cash provided by financing activities totaled $84.9 million for the nine months ended September 30, 2012. This was primarily due to proceeds of $106.3 million received from the issuance of 8.6 million shares of common stock primarily to institutional investors, offset by payments of cash dividends of $13.5 million to our common and preferred shareholders and a $4.9 million distribution to noncontrolling interest holders as a result of the sale of a 180-unit apartment building.

Net cash provided by financing activities totaled $218.9 million for the nine months ended September 30, 2011. This was primarily due to the issuance of $250 million of senior notes with a maturity date of April 2019 which was offset by $7.2 million of debt issuance costs and fees paid as a result of such issuance. In addition, we issued 4.8 million shares of our common stock in a private placement for net proceeds of $51.4 million, offset by net repayments of $65.6 million under our line of credit, mortgage loans and notes payables and payments of cash dividends of $7.9 million.

Since being listed in November 2009, cumulative preferred and common dividends declared were $22.5 million and $14.2 million, respectively and are included as a component of retained earnings in the accompanying consolidated balance sheet and consolidated statement of equity.
We believe that our existing cash and cash equivalents plus capital generated from property management and leasing, brokerage, sales of real estate owned, collections from notes receivable, as well as our current line of credit, will provide us with sufficient capital requirements for at least the next 12 months.
To the extent that we engage in additional strategic investments, including real estate, note portfolios, or acquisitions of other real estate related companies, we may need to obtain third party financing which could include bank financing or the public sale or private placement of debt or equity securities.
Under our current joint venture strategy, we generally contribute property expertise and a fully funded initial cash contribution, with commitments to provide additional funding. Capital required for additional improvements and supporting operations during leasing and stabilization periods is generally obtained at the time of acquisition via debt financing or third party investors. Accordingly, we generally do not have significant capital commitments with unconsolidated entities. However, there may be certain circumstances when we, usually with the other members of the joint venture entity, may be required to contribute additional capital for a limited period of time.
Our need, if any, to raise additional funds to meet our capital requirements will depend on many factors, including the success and pace of the implementation of our strategy for growth. We regularly monitor capital raising alternatives to be able to take advantage of other available avenues to support our working capital and investment needs, including strategic partnerships and other alliances, bank borrowings, and the sale of equity or debt securities. We expect to meet the repayment obligations of our senior notes and borrowing under our line of credit from cash generated by our business activities, including the sale of assets and the refinancing of debt.

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
At September 30, 2012, our contractual cash obligations, including debt and operating leases included the following:

	Payments due by period
	Total	Three months ending	1-3 years	4-5 years	After 5 years
		12/31/2012
Contractual Obligations
Borrowings: (1)
Mortgage loan payable	$30,748,000	$—	$4,913,000	$12,545,000	$13,290,000
Subordinated debt	40,000,000	—	—	—	40,000,000
Senior Notes	250,000,000	—	—	—	250,000,000
Total borrowings	320,748,000	—	4,913,000	12,545,000	303,290,000
Operating leases	8,955,000	581,000	6,396,000	1,978,000	—
Total contractual cash obligations	$329,703,000	$581,000	$11,309,000	$14,523,000	$303,290,000

(1)
See notes 9 - 12 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Three months ending 12/31/2012 - $6,774,000; 1-3 years - $80,772,000 ; 4-5 years - $50,485,000 ; After 5 years - $57,651,000. The interest payments on variable rate debt have been calculated using the interest rate in effect at September 30, 2012.

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

In June 2012, Kennedy-Wilson, Inc., a wholly-owned subsidiary of Kennedy Wilson, amended its existing unsecured revolving credit facility with U.S. Bank and East-West Bank which effectively increased the total principal amount available to be borrowed by an additional $25.0 million, for an aggregate of $100.0 million. The loans under the amended unsecured credit facility will bear interest at a rate equal to LIBOR plus 2.75% and the maturity date was extended to June 30, 2015. As of September 30, 2012, there were no amounts drawn under the amended unsecured credit facility.
In April 2011, Kennedy-Wilson, Inc. issued $250 million in aggregate principal amount of its 8.750% senior notes due 2019, referred to as "the Notes". The terms of the Notes are governed by an indenture, dated as of April 5, 2011, by and among the issuer, Kennedy Wilson, as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantors and Wilmington Trust FSB, as trustee. The Notes bear interest at 8.750% per annum. Interest is payable on April 1 and October 1 of each year until the maturity date of April 1, 2019. The issuer's obligations under the Notes are fully and unconditionally guaranteed by Kennedy Wilson and the subsidiary guarantors. At any time prior to April 1, 2015, the issuer may redeem the Notes, in whole or in part, at a price equal to 100% of the principal amount, plus an applicable "make-whole" premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2015, the issuer may redeem the Notes, in whole or in part, at the redemption prices specified in the indenture. Until April 1, 2014, the issuer may choose to redeem the Notes in an amount not to exceed in aggregate 35% of the original principal amount of the Notes together with any additional Notes issued under the indenture with money the issuer or Kennedy Wilson raise in certain equity offerings. The amount of the 8.75% Notes included in the consolidated balance sheets, net of unamortized discount and premium, was $249.4 million at September 30, 2012.
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
The junior subordinated debentures require Kennedy-Wilson, Inc. to maintain (i) a fixed charge coverage ratio (as defined in the indenture governing the junior subordinated debentures) of not less than 1.75 to 1.00, measured on a four-quarter rolling basis, and (ii) a ratio of total debt to net worth (as defined in the indenture governing the junior subordinated debentures) of not greater than 3.00 to 1.00 at anytime. As of the most recent quarter end, Kennedy Wilson's fixed charge coverage ratio was 3.09 to 1.00 and its ratio of total debt to net worth was 0.63 to 1.00. As of September 30, 2012, Kennedy Wilson was in compliance with this ratio.
The revolving loan agreement that governs the unsecured credit facility requires Kennedy Wilson to maintain (i) a minimum rent adjusted fixed charge coverage ratio (as defined in the revolving loan agreement) of not less than 1.50 to 1.00, measured on a four quarter rolling average basis and (ii) maximum balance sheet leverage (as defined in the revolving loan agreement) of not greater than 1.50 to 1.00, measured at the end of each calendar quarter. As of the most recent quarter end, Kennedy Wilson's adjusted fixed charge coverage ratio was 2.29 to 1.00 and its balance sheet leverage ratio was 0.61 to 1.00. As of September 30, 2012, Kennedy-Wilson, Inc.'s was in compliance with this ratio.
The indenture governing the 8.750% senior notes limits Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of September 30, 2012, the balance sheet leverage ratio was 0.57 to 1.00.

Off-Balance Sheet Arrangements
We have provided guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $29.4 million at September 30, 2012. The guarantees expire through 2015 and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse affect on our financial condition.
As of September 30, 2012, we have unfulfilled capital commitments totaling $5.4 million to our joint ventures. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to joint ventures in satisfaction of our capital commitment obligations.
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
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of September 30, 2012. The expected maturity categories take into consideration actual amortization of principal and do not take into consideration reinvestment of cash. The weighted average interest rate for the various assets and liabilities presented are actual as of September 30, 2012. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal maturing in:								Fair Value September 30,
(in thousands)	2012	2013	2014	2015	2016	Thereafter		Total	2012
Interest rate sensitive assets
Cash equivalents	$126,804	—	—	—	—	—		$126,804	$126,804
Average interest rate	0.26%	—	—	—	—	—		0.26%
Variable rate receivables	34,787	—	—	—	—	—		34,787	34,787
Average interest rate	4.71%	—	—	—	—	—		0.0471
Fixed rate receivables	3,888	43,624	—	—	1,193	—		48,705	48,705
Average interest rate	10.48%	14.44%	—	—	—	—		13.96%
Total	$165,479	$43,624	$—	$—	$1,193	$—		$210,296	$210,296
Weighted average interest rate	0.56%	14.44%	—	—	—	—		4.17%
Interest rate sensitive liabilities
Variable rate borrowings	—	4,391	—	—	—	—		4,391	4,391
Average interest rate	—	4.25%	—	—%	—	—		4.25%
Fixed rate borrowings	—	—	—	—	12,000	304,357	*	316,357	332,765
Average interest rate	—	—	—	—	6.75%	8.58%		8.51%
Total	$—	$4,391	$—	$—	$12,000	$304,357		$320,748	$337,156
Weighted average interest rate	—	4.25%	—	—%	6.75%	8.58%		8.45%
* Does not include the unamortized accretion related to the net discount of $0.6 million associated with the issuance of the senior notes payable.

Item 4.	Controls and Procedures

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

KENNEDY-WILSON HOLDINGS, INC.

Dated:	November 8, 2012	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)