Form 10-K
period 2012-12-31
Kennedy-Wilson Holdings, Inc.
filed 2013-03-12
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Based on the last sale at the close of business on June 29, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $231,047,904.
The number of shares of common stock outstanding as of March 8, 2013 was 63,772,598.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders to be held on or around June 20, 2013, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2012.

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
Forward-looking statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we do not guarantee that the transactions and events described will happen as described (or that they will happen at all). For a further discussion of these and other factors that could impact our future results, performance or transactions, please carefully read “Risk Factors” in Part I, Item 1A below in addition to the following factors:

•	disruptions in general economic and business conditions, particularly in geographies where our business may be concentrated;

•
volatility and disruption of the capital and credit markets, higher interest rates, higher loan costs, less desirable loan terms and a reduction in the availability of mortgage loans, all of which could increase costs and could limit our ability to acquire additional real estate assets;

•	continued high levels of, or increases in, unemployment and general slowdowns in commercial activity;

•	our leverage and ability to refinance existing indebtedness or incur additional indebtedness;

•	an increase in our debt service obligations;

•	our ability to generate a sufficient amount of cash to satisfy working capital requirements and to service our existing and future indebtedness;

•	our ability to achieve improvements in operating efficiency;

•	foreign currency fluctuations;

•	adverse changes in the securities markets;

•	our ability to retain our senior management and attract and retain qualified and experienced employees;

•	our ability to attract new user and investor clients;

•	our ability to retain major clients and renew related contracts;

•	trends in use of large, full-service commercial real estate providers;

•	changes in tax laws in the United States or Japan that reduce or eliminate deductions or other tax benefits we receive;

•	future acquisitions may not be available at favorable prices or upon advantageous terms and conditions; and

•	costs relating to the acquisition of assets we may acquire could be higher than anticipated.
Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed in this Annual Report. Except as required under the federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART I

Item 1.	Business

Company Overview
Founded in 1977, we are an international real estate investment and services firm. We are a vertically-integrated real estate operating company with approximately 340 professionals in 24 offices throughout the United States, United Kingdom, Ireland, Spain and Japan. Based on management's estimate of fair value as of December 31, 2012, we have approximately $12.7 billion of real estate and real estate related assets under our management ("AUM"), totaling over 61 million square feet of properties throughout the United States, Europe and Japan. This includes ownership in 14,764 multifamily apartment units, of which 965 units are owned by our consolidated subsidiaries and 13,799 are held in joint ventures.
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
AUM generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, and investments in joint ventures. Our AUM is intended principally to reflect the extent of our presence in the real estate market, not the basis for determining our management fees. Our AUM consist of the total estimated fair value of the real estate properties and other assets either owned by third parties, wholly owned or held by joint ventures and other entities in which our sponsored funds or investment vehicles and client accounts have invested. Committed (but unfunded) capital from investors in our sponsored funds is not included in this component of our AUM. The estimated value of development properties is included at estimated completion cost.
Business Segments
Our operations are defined by two core business units: KW Investments and KW Services. KW Investments invests our capital in most cases alongside partners' capital in real estate-related assets including multifamily properties, loans secured by real estate and office and residential properties. KW Services provides a full array of real estate-related services to investors and lenders, with a strong focus on financial institution based clients.
KW Investments
We invest our capital in real estate assets and loans secured by real estate through joint ventures, separate accounts, commingled funds, and wholly owned investments. We are typically the general partner in these investment vehicles with ownership interests ranging from approximately 5%-50%. Our equity partners include financial institutions, foundations, endowments, high net worth individuals and other institutional investors. In many cases we get a promoted interest in the profits of our investments beyond our ownership percentage.
Our investment philosophy is based on three core fundamentals:

•	significant proprietary deal flow from an established network of industry relationships, particularly with financial institutions;

•	focus on a systematic research process with a disciplined approach to investing; and

•	superior in-house operating execution.
Our primary investment markets include California, Washington, Hawaii, the United Kingdom, Ireland and Japan, which we have identified as areas with dense populations, high barriers to entry, scarcity of land and supply constraints. We typically focus on the following opportunities:

•	real estate owners or lenders seeking liquidity;

•	under-managed or under-leased assets; and

•	repositioning opportunities.
In 2012 and 2011, together with our equity partners, we acquired $6.0 billion of real estate and loans secured by real estate. These acquisitions were comprised of the following: 62% loans secured by real estate, 17% multifamily and 16% office and 5% other.

The following table describes our investment account, which includes the following financial statement captions below, and is derived from our audited consolidated balance sheet as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
Dollars in millions
Investment in joint ventures	$543.2	343.4
Real estate	289.4	115.9
Mortgage debt	(236.5)	(30.7)
Notes receivable	136.6	41.2
Loan pool participations	95.6	90.0
Marketable securities	—	23.0
	$828.3	$582.8
The following table breaks down our investment account information derived from our audited consolidated balance sheet by investment type and geographic location as of December 31, 2012:

	Dollars in millions
	Multifamily	Loans Secured by Real Estate	Commercial	Residential, Hotel, and Other	Total
Western U.S.	$170.8	$69.0	$159.5	$106.9	$506.2
Other U.S.	0.4	—	3.3	10.5	14.2
Japan	102.7	—	8.6	—	111.3
United Kingdom	—	120.4	—	—	120.4
Ireland	22.4	44.3	9.5	—	76.2
Total	$296.3	$233.7	$180.9	$117.4	$828.3
—————
(1)    Includes for-sale residential, condominiums and residential land.
The following table breaks down our investment account information derived from our audited consolidated balance sheet by investment type and geographic location as of December 31, 2011:

	Dollars in millions
	Multifamily	Loans Secured by Real Estate	Commercial	Residential, Hotel, and Other	Total
Western U.S.	$131.3	$106.5	$52.3	$78.4	$368.5
Other U.S.	0.2	4.8	0.7	4.2	9.9
Japan	112.1	—	9.3	—	121.4
United Kingdom	—	60.0	—	—	60.0
Ireland	—	—	—	23.0	23.0
Total	$243.6	$171.3	$62.3	$105.6	$582.8
—————
(1)    Includes for-sale residential, condominiums and residential land.

KW Services
KW Services offers a comprehensive line of real estate services for the full lifecycle of real estate ownership and investment to clients that include financial institutions, developers, builders and government agencies. KW Services has three business lines: investment management, property services and auction and conventional sales. These three business lines generate revenue for us through commissions and fees.

Through our investment management business, we provide acquisition, asset management and disposition services to our equity partners as well as to third parties.
We manage over 61 million square feet of properties for institutional clients and individual investors in the United States, Europe and Japan. With 24 offices throughout the United States, the United Kingdom, Ireland, Spain and Japan, we have the capabilities and resources to provide property services to real estate owners as well as the experience, as a real estate investor, to understand client concerns.
Additionally, KW Services plays a critical role in supporting the company's investment strategy by providing local market intelligence and real-time data for evaluating investments, generating proprietary transaction flow and creating value through efficient implementation of asset management or repositioning strategies.

Industry Overview
Global

The current muted global economic recovery remains fragile. While the United States has shown signs of stabilization and recovery over the past couple of years despite continued political turmoil, other major world markets including Europe and Asia remain volatile and uncertain. Global liquidity has generally returned to the markets although not to the extent it existed pre-2008. The Euro crisis remains a hot topic as European banks continue the deleveraging process which started a few years after a similar process in the United States. Significant deleveraging, in particular from European financial institutions and government agencies, over the next several years has been forecast by many leading economists. In Europe alone, it has been reported that European banks hold approximately $1 trillion of delinquent real estate loans.
We believe that the recent economic, capital and credit markets events have and will continue to create tremendous buying opportunities as properties may be purchased at significant discounts to historical cost. Many asset dispositions will result from:

•	highly leveraged property owners who will have loans maturing in 2013-2017 but will be unable to refinance;

•	asset and loan sales directly from financial institutions; and

•	companies reducing real estate portfolios to raise cash and improve their balance sheets
As many sellers particularly in Europe continue to be under pressure to move assets off of their balance sheets, we believe that our strong sourcing relationships will position us to acquire properties at steep discounts. We believe sellers will look to firms that they have relationships with and that can execute quickly and discreetly. Further sales of U.S. and European based property from both U.S. and international financial institutions are expected over the next several years.
Real estate values globally may benefit from historically low interest rates across the developed world. Investors in search of return, in a yield starved world, may seek to achieve higher rates of return through investing in income producing properties which have historically traded at wider yields than both government and corporate bonds.
United States
Although more moderate than in recent past cycles, the United States has been in a state of recovery since 2010. Signs of market stabilization have increased into 2013 as the Dow Jones and S&P 500 reached all-time highs and job growth continues. Liquidity has returned to the US market albeit not to the levels that existed pre-crisis.
Commercial real estate fundamentals began to stabilize in 2010 and have improved steadily since that time. Commercial vacancy rates in the United States declined modestly and rental rates rose slightly in 2012, however, landlords and tenants have remained cautious and both sales and leasing activity continued to be well below the levels experienced pre-crisis.
The housing market in the US has continued to show signs of improvement as US home re-sales edged higher in 2013 and left the supply of homes at its lowest level in 13 years.
United Kingdom
Although the United Kingdom has, to some degree, been able to avoid the turmoil associated with the Euro and the European Union, it has not been immune to the deleveraging necessary to relieve pressure on domestic financial institution's balance sheets. While the United States continued to shown signs of recovery in 2012 and into 2013, the United Kingdom has been stuck in a no growth state for a couple of years and in fact contracted in the fourth quarter of 2012.

Despite the rest of the United Kingdom, London continues to be one of the strongest real estate markets in the world due to foreign capital investment and a strong global presence. Opportunities to acquire real estate in the London market at discounted prices are relatively scarce and investments therein have been more stable than other European CBDs.
However, secondary markets outside of London have seen property prices decline in a similar fashion to other cities in Europe.
Ireland
Ireland financial institutions are ahead of the curve in deleveraging their portfolios as evidenced by the recent multibillion dollar loan pool sales (i.e. Anglo Irish and Bank of Ireland). This deleveraging activity was a direct result of the write-downs and transfer of assets initiated by the government agency, National Asset Management Agency (NAMA), which is extremely active in attempting to stabilize the country's financial fallout.
Japan
Japan, while still subject to the same market forces affecting economies across the globe, was able to experience a less drastic economic downturn in this last cycle because the Japanese banking system was strong relative to its peers. The recent rhetoric from Japanese officials about returning the economy to an inflationary state has boosted Japanese stocks (in particular real estate companies) but has also weakened the Yen against the US Dollar and nearly all other major currencies.
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
Competition
We compete with a range of global, national and local real estate firms, individual investors and other corporations. Because of our unique mix of investment and service businesses, we compete with brokerage and property management companies as well as companies that invest in real estate and loans secured by real estate. Our investment business competes with real estate investment partnerships, real estate investments trusts, private equity firms and other investment companies and regional investors and developers. We compete with them on the basis of our relationships with the sellers and our ability to close an investment transaction in a short time period at competitive pricing. The real estate services business is both highly fragmented and competitive. We compete with real estate brokerage and auction companies on the basis of our relationship with property owners, quality of service, and commissions charged. We compete with property management and leasing firms also on the basis of our relationship with clients, the range and quality of services provided, and fees and commissions charged.
Competitive Advantages
The company has a unique platform from which to execute our investment and services strategy. The combination of a service business and an investment platform provides several competitive advantages over other real estate buyers operating stand-alone or investment-focused firms and may allow us to generate superior risk-adjusted returns. Our investment strategy focuses on investments that offer significant appreciation potential through intensive property management, leasing, repositioning, redevelopment and the opportunistic use of capital. We differentiate ourselves from other firms in the industry with our full service, investment oriented structure. Whereas most other firms use an investment platform to obtain additional service business revenue, we use our service platform to enhance the investment process and ensure the alignment of interests with our investors.
Our competitive advantages include:

•
Transaction experience: Our Executive Committee has more than 125 years of combined real estate experience and has been working and investing together on average for over 15 years. Members of the Executive Committee have collectively acquired, developed and managed in excess of $20 billion of real estate investments in the United States, the United Kingdom, Ireland and Japan throughout various economic cycles, both at our company and throughout their careers.

•
Extensive relationship and sourcing network: We leverage our services business in order to source off-market deals. In addition, the Executive Committee and our acquisition team have transacted deals in nearly every major metropolitan market on the West Coast of the United States, as well as in the United Kingdom, Ireland and Japan. Their local presence and reputation in these markets have enabled them to cultivate key relationships with major holders of property inventory, in particularly financial institutions, throughout the real estate community.

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

•
Vertically integrated platform for operational enhancement: We have approximately 340 employees in both KW Investments and KW Services, with 24 regional offices throughout the United States, the United Kingdom, Ireland, Spain and Japan. We have a hands-on approach to real estate investing and possess the local expertise in property management, leasing, construction management, development and investment sales, which we believe enable us to invest successfully in selected submarkets.

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

Transaction-based results

A significant portion of our cash flow is tied to transaction activity and joint venture investments, both of which can affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis. Historically, this variability has caused our revenue, operating income, net income and cash flows to be tied to transaction activity, which is not necessarily concentrated in any one quarter.
Employees
As of December 31, 2012, we had approximately 340 professionals in 24 offices throughout the United Sates, the United Kingdom, Ireland, Spain and Japan. We believe that we have been able to attract and maintain high quality employees. There are no employees subject to collective bargaining agreements. In addition, we believe we have a good relationship with our employees.
Available Information
Information about us is available on our website (http://www.kennedywilson.com) (this website address is not intended to function as a hyperlink, and the information contained in, or accessible from, our website is not intended to be a part of this filing). We make available on our website, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those reports and statements filed or furnished pursuant to Section 13(a), 14 or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after filing or submitting such material electronically or otherwise furnishing it to the SEC. In addition, we have previously filed registration statements and other documents with the SEC. Any document we file may be inspected, without charge, at the SEC's public reference room at 100 F Street NE, Washington, D.C. 20549 or at the SEC's internet address at http://www.sec.gov (this website address is not intended to function as a hyperlink, and the information contained in, or accessible from, the SEC's website is not intended to be a part of this filing). Information related to the operation of the SEC's public reference room may be obtained by calling the SEC at 1-800-SEC-0330.

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

Our business is closely tied to general economic conditions in the real estate industry. As a result, our economic performance, the value of our real estate and real estate secured notes, and our ability to implement our business strategies may be affected by changes in national and local economic conditions. The condition of the real estate markets in which we operate tends to be cyclical and related to the condition of the economy in the United States, United Kingdom, Ireland and Japan as a whole and to the perceptions of investors of the overall economic outlook. Rising interest rates, declining employment levels, declining demand for real estate, declining real estate values or periods of general economic slowdown or recession or the perception that any of these events may occur have negatively impacted the real estate market in the past and may in the future negatively affect our performance. In addition, the economic condition of each local market where we operate may be dependent on one or more industries. Our ability to change our portfolio promptly in response to economic or other conditions is limited. Certain significant expenditures, such as debt service costs, real estate taxes, and operating and maintenance costs are generally not reduced when market conditions are poor. These factors would impede us from responding quickly to changes in the performance of our investments and could adversely impact our business, financial condition and results of operations. We have experienced in past years, and expect in the future to be negatively impacted by, periods of economic slowdown or recession, and corresponding declines in the demand for real estate and related services, within the markets in which we operate. The previous recession and the downturn in the real estate market have resulted in and/or may result in:

•	a general decline in rents due to defaulting tenants or less favorable terms for renewed or new leases;

•	fewer purchases and sales of properties by clients, resulting in a decrease in property management fees and brokerage commissions;

•	a decline in actual and projected sale prices of our properties resulting in lower returns on the properties in which we have invested;

•
higher interest rates, higher loan costs, less desirable loan terms and a reduction in the availability of mortgage loans, all of which could increase costs and could limit our ability to acquire additional real estate assets; and

•	a decrease in the availability of lines of credit and the public equity and debt markets and other sources of capital used to purchase real estate investments and distressed notes.

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

•
the impact of present or future legislation in the United States, United Kingdom, Ireland and Japan (including environmental regulation, changes in laws concerning foreign ownership of property, changes in real estate tax rates, changes in zoning laws and laws requiring upgrades for disabled persons) and the cost of compliance with these types of legislation; and

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

Part of our investment strategy is to locate and acquire real estate assets that we believe are undervalued and to improve them to increase their resale value. We face risks arising from the acquisition of properties not yet fully developed or in need of substantial renovation or redevelopment, particularly the risk that we overestimate the value of the property and the risk that the cost or time to complete the renovation or redevelopment will exceed the budgeted amount. Such delays or cost overruns may arise from:

•	shortages of materials or skilled labor;

•	a change in the scope of the original project;

•	the difficulty in obtaining necessary zoning, land-use, environmental, building, occupancy and other governmental permits and authorizations;

•	the discovery of structural or other latent defects in the property once construction has commenced; and

•	delays in obtaining tenants.

Any failure to complete a redevelopment project in a timely manner and within budget or to sell or lease the project after completion could have a material adverse effect upon our business, results of operation and financial condition.

The expansion of our business into the United Kingdom and Ireland may expose us to risks related to conducting our business in a new international market.

We may have difficulty managing our expansion into the United Kingdom and Ireland where, in comparison with the United States and Japan, our knowledge and understanding of the local economies is not as robust, we have fewer business relationships and less familiarity with the local real estate, zoning and development regulations and other governmental procedures and regulations.

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

Our operations in Japan subject us to social, political and economic risks associated with conducting business in foreign countries, which may materially adversely affect our business and results of operations.

One of our strategies for the future is to continue our operations in Japan. The scope of our international operations may lead to more volatile financial results and difficulties in managing our businesses. This volatility and difficulty could be caused by many of the same risks described above in the risk factor titled “The expansion of our business into the United Kingdom and Ireland may expose us to risks related to conducting our business in a new international market.”

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

We purchase distressed loans and loan portfolios that may have a higher risk of default and delinquencies than newly originated loans, and as a result, we may lose part or all of our investment in such loans and loan portfolios.

We may purchase loans and loan portfolios that are unsecured or secured by real or personal property. These loans and loan portfolios in some cases may be non-performing or sub-performing, and may be in default at the time of purchase. In general, the distressed loans and loan portfolios we acquire are speculative investments and have a greater than normal risk of future defaults and delinquencies as compared to newly originated loans. Returns on loan investments depend on the borrower's ability to make required payments or, in the event of default, our security interests, if any, and our ability to foreclose and liquidate whatever property that secures the loans and loan portfolios. We cannot be sure that we will be able to collect on a defaulted loan or foreclose on security successfully or in a timely fashion. There may also be instances when we are able to acquire title to an underlying property and sell it, but not make a profit on its investment.

We may not be successful in competing with companies in the real estate services and investment industry, some of which may have substantially greater resources than we do.

Real estate investment and services businesses are highly competitive. Our principal competitors include both large multinational companies and national and regional firms, such as Jones Lang LaSalle, Inc. and CBRE Group, Inc. Many of our competitors have greater financial resources and a broader global presence than we do. We compete with companies in the United States, and to a limited extent, in the United Kingdom, Ireland and Japan, with respect to:

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

Our property management fees are generally structured as a percentage of the revenues generated by the properties that we manage. Similarly, our leasing commissions typically are based on the value of the lease commitments. As a result, our revenues are adversely affected by decreases in the performance of the properties we manage and declines in rental value. Property performance will depend upon, among other things, our ability to control operating expenses (some of which are beyond our control), financial conditions generally and in the specific areas where properties are located and the condition of the real estate market generally. If the performance or rental values of the properties we manage decline, the management fees and leasing commissions we derive from such properties could be materially adversely affected.

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

Our business is highly dependent upon the economy and real estate market in California, which have recently experienced a downturn.

We have a high concentration of our business activities in California. Consequently, our business, results of operations and financial condition are dependent upon general trends in California's economy and real estate market. California's economy experienced a downturn in the recent global recession. Recent real estate market declines in California were so severe that the market value of a number of properties securing loans has become significantly less than the outstanding balances of those loans. Real estate market declines may negatively affect our ability to sell property at a profit. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes, floods, wild fires and erosion-caused mudslides. The existence of adverse economic conditions or the occurrence of natural disasters in California could have a material adverse effect on our business, financial condition and results of operations.

We own real estate properties located in Hawaii, which subjects us to unique risks relating to, among other things, Hawaii's economic dependence on fluctuating tourism, the isolated location of Hawaii and the potential for natural disasters.

We conduct operations and own properties in Hawaii. Consequently, our business, results of operations and financial condition are dependent upon and affected by general trends in Hawaii's economy and real estate market. Hawaii's economy, although it has significantly recovered, experienced a significant downturn in the most recent recession. Real estate market declines may negatively affect our ability to sell property at a profit. In addition, Hawaii's economy is largely dependent upon tourism, which is subject to fluctuation. Hawaii historically has also been vulnerable to certain natural disaster risks, such as tsunamis, hurricanes and earthquakes, which could cause damage to properties owned by us or property values to decline in general. Hawaii's remote and isolated location also may create additional operational costs and expenses, which could have a material adverse impact on our financial results.

Our auction services business has historically been countercyclical, and, as a result, our operating results may be adversely affected when general economic conditions are improving.

Our results of operations are partially driven by the performance of our auction services group, which historically has been countercyclical. Improvements in general economic conditions may cause auction service revenues to decrease, which could cause an adverse impact on our results of operations.

If we fail to comply with laws and regulations applicable to us in our role as a real estate broker, property/facility manager or developer, we may incur significant financial penalties.

We are subject to numerous federal, state, local and non-U.S. laws and regulations specific to the services we perform in our business, as well as laws of broader applicability, such as tax, securities and employment laws. Brokerage of real estate sales and leasing transactions and the provision of property management and valuation services require us to maintain applicable licenses in each U.S. state and certain non-U.S. jurisdictions in which we perform these services. If we fail to maintain our licenses or conduct these activities without a license, or violate any of the regulations covering our licenses, we may be required to pay fines (including treble damages in certain states), return commissions received or have our licenses suspended or revoked.

We have certain obligations in connection with our real estate brokerage services which could subject us to liability in the event litigation is initiated against us for an alleged breach of any such obligation.

As a licensed real estate broker, we and our licensed employees are subject to certain statutory due diligence, disclosure and standard-of-care obligations. Failure to fulfill these obligations could subject us or our employees to litigation from parties who purchased, sold or leased properties we brokered or managed. In addition, we may become subject to claims by participants in real estate sales claiming that we did not fulfill our statutory obligations as a broker.

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

Certain foreign, federal, state and local laws, regulations and ordinances also govern the removal, encapsulation or disturbance of asbestos-containing materials during construction, remodeling, renovation or demolition of a building. Such laws may impose liability for the release of asbestos-containing materials, and third parties may seek recovery from owners or operators of real properties for personal injuries associated with asbestos-containing materials. We may be potentially liable for those costs for properties that we own. In the past, we have been required to remove asbestos from certain buildings that we own or manage. There can be no assurance that in the future we will not be required to remove asbestos from our buildings or incur other substantial costs of environmental remediation.

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

The Americans with Disabilities Act, or the ADA, generally requires that public accommodations such as hotels and office buildings be accessible to disabled people. If our properties are not in compliance with the ADA, the U.S. federal government could fine us or private litigants could sue us for monetary damages. In addition, if we are required to make substantial alterations to one or more of our properties in order to comply with the ADA, our results of operations could be materially adversely affected.

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

Our property insurance coverages are limited, and any uninsured losses could cause us to lose part or all of our investment in our insured properties.

We carry comprehensive general liability coverage and umbrella coverage on all of our properties with limits of liability which we deem adequate and appropriate under the circumstances (subject to deductibles) to insure against liability claims and provide for the cost of legal defense. There are, however, certain types of extraordinary losses that either may be uninsurable or are not generally insured because it is not economically feasible to insure against those losses. Should any uninsured loss occur, we could lose our investment in, and anticipated revenues from, a property, which loss or losses could have a material adverse effect on our operations. Currently, we also insure some of our properties for loss caused by earthquake in levels we deem appropriate and, where we believe necessary, for loss caused by flood. We cannot be sure that the occurrence of an earthquake, flood or other natural disaster will not have a materially adverse effect on our business, financial condition and results of operations.

The ongoing debt crisis in Europe could harm our business, financial condition and results of operations.

Since the establishment of Kennedy Wilson Europe in June 2011, our European operations have become an increasingly important part of our business, and we expect to continue to grow our European investment portfolio over time. A number of European countries are continuing to experience high borrowing costs and recessionary conditions, and many European banks and investors have incurred substantial losses on real estate-related assets in recent years. Current macroeconomic conditions in

Europe remain uncertain and make the valuation of real estate-related assets difficult. Continued weakness or a worsening of those conditions could negatively impact the value of our existing investments and harm our ability to sell those investments and identify attractive investment opportunities in the future. These developments could harm our business, financial condition and results of operations.

Risks Related to Our Company

If we are unable to raise additional debt and equity capital, our growth prospects may suffer.

We depend upon the capital markets to grow our balance sheet along third-party equity and debt financings to acquire properties through our investment business, which is a key driver of future growth. We estimate that in the next 12 to 18 months our acquisition plan will require between approximately $800 million and $1.5 billion in third-party equity and between approximately $1.0 billion and $2.5 billion in third-party debt. We depend on debt financing from a combination of seller financing, the assumption of existing loans, government agencies and financial institutions. We depend on equity financing from equity partners, which include pension funds, family offices, financial institutions, endowments and money managers. Our access to capital funding is uncertain. Our inability to raise additional capital on terms reasonably acceptable to us could jeopardize the future growth of our business.

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

Our revenues from non-U.S. operations have been primarily denominated in the local currency where the associated revenues were earned. Thus, we may experience significant fluctuations in revenues and earnings because of corresponding fluctuations in foreign currency exchange rates. To date, our foreign currency exposure has been limited to the Japanese Yen, the Euro and the Pound Sterling. Certain questions have arisen about the viability of the Euro, and there has been speculation that some countries within the Eurozone may elect, or may be forced, to revert to the currency they issued prior to the establishment of the Euro, which could significantly reduce the value of the Euro. Due to the constantly changing currency exposures to which we will be subject and the volatility of currency exchange rates, there can be no assurance that we will not experience currency losses in the future, nor can we predict the effect of exchange rate fluctuations upon future operating results. Our management may decide to use currency hedging instruments from time to time including foreign currency forward contracts, purchased currency options (where applicable) and foreign currency borrowings. The economic risks associated with these hedging instruments include unexpected fluctuations in foreign currency rates which could lead to hedging losses or the requirement to post collateral along with, unexpected changes in our underlying net asset position. There can be no assurance that any hedging will be effective.

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

Our existing debt obligations impose, and future debt obligations may impose, significant operating and financial restrictions on us. These restrictions limit or prohibit, among other things, our ability to:

•	incur additional indebtedness;

•	repay indebtedness (including our 8.75% senior notes due 2019, our 2037 debentures and our senior notes due 2042) prior to stated maturities;

•	pay dividends on, redeem or repurchase our stock or make other distributions;

•	make acquisitions or investments;

•	create or incur liens;

•	transfer or sell certain assets or merge or consolidate with or into other companies;

•	enter into certain transactions with affiliates;

•	sell stock in our subsidiaries;

•	restrict dividends, distributions or other payments from our subsidiaries; and

•	otherwise conduct necessary corporate activities.

In addition, our unsecured revolving credit facility and the indenture governing our 2037 debentures require us to maintain compliance with specified financial covenants, including maximum balance sheet leverage and fixed charge coverage ratios. As of December 31, 2012, we were in compliance with these covenants. These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

We have guaranteed a number of loans in connection with various equity method investments which may result in us being obligated to make substantial payments.

We have provided recourse guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) we could be required to make under these guarantees was approximately $55.5 million at December 31, 2012. The guarantees expire through 2017 and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sales proceeds of the property. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.

We have a number of equity partnerships that subject us to obligations under certain “non-recourse carve out” guarantees that may be triggered in the future.

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

We could be adversely affected by the actions and deteriorating financial condition and results of operations of certain of our clients. Losses or defaults by one or more of these clients could have a material adverse effect on our results of operations and financial condition. Any of our clients may experience a downturn in its business that may weaken its results of operations and financial condition. As a result, a client may fail to make payments when due, become insolvent or declare bankruptcy. Any client bankruptcy or insolvency, or the failure of any client to make payments when due, could result in material losses to our company. A client bankruptcy would delay or preclude full collection of amounts owed to us. Additionally, certain corporate services and property management client agreements require that we advance payroll and other vendor costs on behalf of clients. If such a client were to file bankruptcy or otherwise fail, we may not be able to obtain reimbursement for those costs or for the severance obligations we would incur as a result of the loss of the client.

We may incur expenses associated with defending lawsuits filed by former holders of Kennedy-Wilson, Inc.'s stock.

On November 13, 2009, our wholly owned subsidiary, KW Merger Sub Corp., merged with and into Kennedy-Wilson, Inc., one of our subsidiaries. Prior to the merger, a small percentage of Kennedy-Wilson, Inc.'s outstanding common stock was owned by holders who were not known to our management. If one or more of these holders were to bring a claim alleging that members of Kennedy-Wilson, Inc.'s board of directors breached their fiduciary duties in connection with approving the merger, we would incur costs defending and/or settling such claim.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2012, we had $71.1 million of federal and $32.8 million of California net operating loss carryforwards available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has previously occurred. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us.

If we are unable to maintain and protect our intellectual property, or if third parties assert that we infringe their intellectual property rights, our business could suffer.
Our business depends, in part, on our ability to identify and protect proprietary information and other intellectual property such as our service marks, client lists and information and business methods. The laws of some countries in which we operate may offer only limited protection for our intellectual property rights. We rely on a combination of trade secrets, confidentiality policies, non-disclosure and other contractual arrangements and copyright and trademark laws to protect our intellectual property rights. However, we may not adequately protect these rights, and their disclosure to or use by third parties may harm our competitive position. Our inability to detect unauthorized use or take appropriate or timely steps to enforce our intellectual property rights may harm our business.

Also, third parties may claim that our business operations infringe on their intellectual property rights. These claims may harm our reputation, cost us money to defend, distract the attention of our management and prevent us from offering some services.

Confidential intellectual property is increasingly stored or carried on mobile devices, such as laptop computers, which increases the risk of inadvertent disclosure where the mobile devices are lost or stolen and the information has not been adequately safeguarded or encrypted. This also makes it easier for someone with access to our systems, or someone who gains unauthorized access, to steal information and use it to our disadvantage. Advances in technology, which permit increasingly large amounts of information to be stored on mobile devices or on third party “cloud” servers, may exacerbate these risks.

We may fail to comply with section 404 of the Sarbanes-Oxley Act of 2002.

We are subject to section 404 of The Sarbanes-Oxley Act of 2002 and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Although our management has concluded that our internal control over financial reporting was effective as of December 31, 2012 and our independent registered public accounting firm has issued an unqualified report as to the same, our management or our independent registered public accounting firm may not be able to come to the same conclusion in future periods. During the course of the review and testing of our internal controls, we may identify deficiencies and weaknesses and be unable to remediate them before we must provide the required reports. If our management or our independent registered public accounting firm is unable to conclude on an ongoing basis that we have effective internal control over financial reporting, our operating results may suffer, investors may lose confidence in our reported financial information and the trading price of our stock may fall.

Risks Related to Ownership of Our Common Stock
Our directors and officers and their affiliates are significant stockholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to stockholders for approval and which influence may be in conflict with our interests and the interests of our other stockholders.
As of December 31, 2012 our directors and executive officers and their respective affiliates owned an aggregate of approximately 32% of the outstanding shares of our common stock. These stockholders will have significant influence over the outcome of all matters submitted for stockholder approval, including the election of our directors and other corporate actions. In addition, such influence by one or more of these affiliates could have the effect of discouraging others from attempting to purchase or take us over and/or reducing the market price offered for our common stock in such an event.

We may issue additional equity securities which may dilute your interest in us.
In order to expand our business, we may consider offering and issuing additional equity or equity-based securities. Investors in our common stock may experience dilution to the extent of the difference between the price per share paid by investors to purchase our common stock and the net tangible book value per share. The number of shares that we may issue for cash in non-public offerings without stockholder approval will be limited by the rules of the NYSE or other exchange on which our securities are listed. However, we may issue and sell shares of our common stock in public offerings, and there generally are exceptions that allow companies to issue a limited number of equity securities in private offerings without stockholder approval, which could dilute your ownership.

The price of our common stock may be volatile.
The trading price of our common stock has historically been and may in the future continue to be volatile due to factors such as:

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
Our second amended and restated certificate of incorporation provides for our board of directors to be divided into three classes, each of which generally serves for a term of three years with only one class of directors being elected in each year. As a result, at any annual meeting only a minority of the board of directors will be considered for election. Since this “staggered board” would prevent our stockholders from replacing a majority of our board of directors at any annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Additionally, certain provisions of our second amended and restated certificate of incorporation and our amended and restated bylaws may have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a stockholder might consider in its best interest, including those attempts that might result in the payment of a premium over the market price for the shares held by stockholders.
In addition, Section 203 of the Delaware General Corporation Law may, under certain circumstances, make it more difficult for a person who would be an “interested stockholder” to effect a “business combination” with us for a three-year period. An “interested stockholder” generally is defined as any entity or person that beneficially owns 15% or more of our outstanding voting stock or any entity or person that is an affiliate or associate of such entity or person. A “business combination” generally is defined to include, among other transactions, mergers, consolidations and certain other transactions, including sales, leases or other dispositions of assets with an aggregate market value equal to 10% or more of the aggregate market value of the corporation.

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party's offer may be considered beneficial by many stockholders. As a result, stockholders may be limited in their ability to obtain a premium for their shares.

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties

The following table sets forth certain information regarding our wholly owned properties at December 31, 2012:

Consolidated Properties by Region
Commercial	Square Feet	Ending % Occupancy	Annualized Rents (1)	# of Properties
Western U.S.	557,762	68.2%	$6,871,000	6
Japan	9,633	100.0%	483,000	1
Total Commercial	567,395	68.7%	7,354,000	7

Multifamily	Units	Ending % Leased	Annualized Rents (1)	# of Properties
Western U.S.	965	95.3%	11,937,000	4
Total Multifamily	965	95.3%	$11,937,000	4

————————————————————
(1) Represents annualized cash base rent (i.e. excludes tenant reimbursements and other revenue)

Consolidated Properties by Region
	Units	Acres	# of Properties
Residential
Western U.S.	3	0.6	2
Other	44	—	1
Land
Western U.S.	—	2,720.5	4
Total Residential and Land	47	2,721.1	7

Our corporate headquarters is located in Beverly Hills, California. We also have 23 other offices throughout the United States, including our disaster recovery office in Austin, Texas, one office in London, England, one office in Dublin, Ireland, One office in Madrid, Spain and one office in Tokyo, Japan. The Beverly Hills office operates as the main investment and asset management center for us in the United States, while the United Kingdom, Ireland, and Japan offices are the main investment and asset management center for the respective British, Irish, and Japanese operations. The remaining office locations primarily operate as property management satellites. In general, we lease all of our offices. In addition, we have on-site property management offices located within properties that we manage. The most significant terms of the leasing arrangements for our offices are the length of the lease and the rent. Our leases have terms varying in duration. The rent payable under our office leases vary significantly from location to location as a result of differences in prevailing commercial real estate rates in different geographic locations. Our management believes that except as provided below, no single office lease is material to our business, results of operations or financial condition. In addition, our management believes there is adequate alternative office space available at acceptable rental rates to meet our needs, although adverse movements in rental rates in some markets may negatively affect our profits in those markets when we enter into new leases.

The following table sets forth certain information regarding our corporate headquarters and regional office located in Austin, Texas.

Location	Use	Approximate Square Footage	Lease Expiration
Beverly Hills, CA	Corporate Headquarters	20,236	12/31/16
Austin, TX	Regional Office; Disaster Recovery Office	6,864	7/31/17

Item 3.	Legal Proceedings
We may be involved in various legal proceedings arising in the ordinary course of business, none of which we currently believe is material to our business. From time to time, our real estate management division is named in “slip and fall” type litigation relating to buildings we manage. Our standard management agreement contains an indemnity provision whereby the building owner indemnifies and agrees to defend its real estate management division against such claims. In such cases, we are defended by the building owner’s liability insurer.

Item 4.	Mine Safety Disclosures
Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price Information
From December 3, 2007 to March 18, 2010, our common stock traded on the NYSE Amex. Since March 19, 2010, our common stock has traded on the NYSE under the symbol “KW.” The following table sets forth, for the calendar quarter indicated, the high and low sales prices per share of common stock as reported on the NYSE. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Common Stock
	High	Low
Fiscal year 2012
Quarter ended March 31, 2012	$14.42	$10.68
Quarter ended June 30, 2012	$14.40	$12.70
Quarter ended September 30, 2012	$14.60	$13.16
Quarter ended December 31, 2012	$14.20	$11.89
Fiscal year 2011
Quarter ended March 31, 2011	$11.02	$9.90
Quarter ended June 30, 2011	$12.30	$10.70
Quarter ended September 30, 2011	$12.55	$10.40
Quarter ended December 31, 2011	$12.79	$10.25
Holders
As of March 5, 2013, we had 85 holders of record of our common stock and five holders of record of our warrants.
Dividend Policy
Beginning in the second quarter of 2011, we began paying quarterly dividends on our common stock. We declared and paid one quarterly dividend of $0.03 and two quarterly dividends $0.04 per share of common stock in 2011 and four quarterly dividends of $0.05 per share of common stock in 2012.
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
Recent Sales of Unregistered Securities
None
Equity Compensation Plan Information
See Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Performance Graph
The graph below compares the cumulative total return of our common stock from December 31, 2007 through December 31, 2012, with the comparable cumulative return of companies comprising the S&P 500 Index and a peer issuer selected by us. The peer issuer is a company in the real estate services and investment industry. Because this peer issuer became a comparable on November 13, 2009, the performance of our common stock relative to the performance of the common stock of the peer issuer prior to November 13, 2009 may not be representative of future results. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index and the peer issuer selected by us over the indicated time periods, and assumes reinvestment of all dividends, if any, paid on the securities. The stock price performance shown on the graph is not necessarily indicative of future price performance.
 Note: The peer, CB Richard Ellis, is a comparable beginning November 13, 2009.

The information under this caption, “Performance Graph,” is deemed not to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that such filing specifically states otherwise.

Purchases of Equity Securities by the Company and Affiliated Purchasers in the Fourth Quarter of 2012

Period	Total Number of Warrants Purchased		Average Price Paid per Warrant	Total Number of Warrants Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Warrants that May be Purchased under the Plans or Programs
Warrants
October 1 to October 31	—		$—	—	5,934,144
November 1 to November 30	—		—	—	5,934,144
December 1 to December 31	111,400	(1)	1.93	111,400	5,822,744
______________________________________
(1)     Warrants repurchased under a plan announced April 30, 2010, approving the repurchase of up to 7.5 million outstanding warrants. On September 21, 2010, the Board of Directors approved an increase to the number of warrants subject to the plan by 5 million.

Item 6.	Selected Financial Data
The following tables summarize our selected historical consolidated financial information. This information was derived from our audited financial statements for each of the years ended December 31, 2012, 2011, 2010, 2009 and 2008. This information is only a summary. You should read this information together in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this document.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Statements of operations data and dividends:
Revenue	$64,056,000	$62,633,000	$50,536,000	$86,235,000	$32,225,000
Merger-related expenses	—	—	2,225,000	16,120,000	—
Other operating expenses	91,495,000	66,052,000	67,712,000	78,752,000	32,571,000
Equity in joint venture income	21,527,000	12,507,000	10,548,000	8,019,000	10,097,000
Interest income from loan pool participations and notes receivable	9,256,000	7,886,000	11,855,000	—	—
Net income (loss)	6,839,000	7,478,000	6,485,000	(9,657,000)	667,000
Basic earnings (loss) per share	(0.07)	(0.05)	(0.03)	(0.57)	0.03
Dividends declared per share of common stock	0.20	0.11	—	—	—

	As of December 31,
	2012	2011	2010	2009	2008
Balance sheet data:
Cash and cash equivalents	$120,855,000	$115,926,000	$46,968,000	$57,784,000	$25,831,000
Real estate, net of accumulated depreciation	289,449,000	115,880,000	82,701,000	40,581,000	48,727,000
Investments in joint ventures (separate JVs)	832,642,000	459,247,000	349,587,000	228,305,000	190,915,000
Investments in loan pool participations	95,601,000	89,951,000	25,218,000	—	—
Total assets	1,283,789,000	792,776,000	487,848,000	336,257,000	256,837,000
Mortgage loans and notes payable	236,538,000	30,748,000	60,032,000	50,101,000	50,736,000
Unsecured corporate debt	449,640,000	289,385,000	67,750,000	77,472,000	80,687,000
Total debt	686,178,000	320,133,000	127,782,000	127,573,000	131,423,000
Kennedy Wilson equity	509,644,000	410,235,000	300,192,000	177,314,000	105,551,000
Total equity	$518,780,000	$413,568,000	$312,906,000	$179,336,000	$105,802,000
Business Combinations
See Note 4 in our Notes to the Consolidated Financial Statements for discussion of the business combinations that occurred during the years ended December 31, 2012 and 2011.

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
Overview
Founded in 1977, we are an international real estate investment and services firm. We are a vertically integrated real estate operating company with approximately 340 professionals in 24 offices throughout the United States, the United Kingdom, Ireland, Spain and Japan.
Unless specifically noted otherwise, as used throughout this Management’s Discussion and Analysis section, “we,” “our,” 'Company" or “us” refers to the business, operations and financial results of Kennedy-Wilson Holdings, Inc., unless the context requires otherwise.

Kennedy Wilson's 2012 Highlights

Operating metrics

•	During the three months ended December 31, 2012, the Company achieved an adjusted EBITDA of $44.9 million, a 51% increase from $29.7 million for the same period in 2011.

•	During the year ended December 31, 2012, the Company achieved an adjusted EBITDA of $100.3 million, a 41% increase from $71.2 million for the same period in 2011.
Investments business
Investment Account

•
As of December 31, 2012, our investment account (Kennedy Wilson's equity in real estate, joint ventures, loan investments and marketable securities, less mortgage debt) increased by 42% to $828.3 million from $582.8 million at December 31, 2011. This change was comprised of approximately $469.6 million (including $230.3 million during the fourth quarter) of cash contributed to, offset by income earned on investments and approximately $224.0 million (including $60.0 million during the fourth quarter) of cash distributed from investments.

•
As of December 31, 2012, the Company and its equity partners owned 16.1 million rentable square feet of real estate including 14,764 apartment units and 30 commercial properties. Additionally, as of December 31, 2012, the Company and its equity partners owned $2.2 billion in loans secured by real estate and over 3,300 acres of land.

Operating metrics

•	During the three months ended December 31, 2012, our investments business achieved an Adjusted EBITDA of $42.0 million, a 159% increase from $16.1 million for the same period in 2011.

•	During the year ended December 31, 2012, our investments business achieved an Adjusted EBITDA of $88.5 million, a 68% increase from $52.7 million for the same period in 2011.

•
During the year ended December 31, 2012, based on 9,015 same property multifamily units, rental revenues and net operating income increased by 3.6% and 5.9%, respectively, while percentage leased decreased by 0.2% from 2011. In addition, based on 2.2 million square feet of same property commercial real estate, rental revenues, net operating income and occupancy increased by 9.9%, 13.2% and 5.1%, respectively.

Acquisition/disposition program

•
From January 1, 2010 through December 31, 2012, the Company and its equity partners, acquired approximately $8.0 billion of real estate related investments (includes unpaid principal balance of loan purchases). During 2012, the Company and its equity partners acquired $2.9 billion of real estate related investments. This includes $1.4 billion of real estate and $1.5 billion of loans secured by real estate in which we invested $206.1 million and $196.2 million, respectively.

•
During the year ended December 31, 2012, the Company and its equity partners sold six multifamily properties (through property sales and sale of equity interest) located in the Western U.S. for a total of $251.7 million, which resulted in a total gain of $33.7 million, of which our share was $10.1 million ($20.7 million of our equity invested).

Property level debt financing

•
During the year ended December 31, 2012, the Company and its equity partners completed approximately $928.7 million of property financings and re-financings at an average interest rate of 3.8% and a weighted average maturity of 6.0 years.

•
During the year ended December 31, 2011, the Company and its equity partners completed approximately $1.6 billion of property financings and re-financings at an average interest rate of 4.2% and a weighted average maturity of 3.3 years.

Key Investment Updates
UK Loan Pool

•	Our current equity in this investment is $60.4 million; we own 12.5% before carried interest.

•
In December 2011, we and our equity partners acquired a loan pool secured by real estate located in the United Kingdom with an unpaid principal balance of $2.1 billion. As of December 31, 2012, the unpaid principal balance was $765.8 million due to loan resolutions of approximately $1.3 billion, representing 64% of the pool. The total debt incurred at the venture level at the time of purchase of these loans was $323.4 million with a maturity date of October 2014. As a result of the loan resolutions, the venture level debt has been paid down by $297.6 million to $25.8 million as of December 31, 2012.

KW Residential, LLC

•	Our current equity in this investment is $102.7 million; we own 40.9% before carried interest.

•	Maintained 96.4% occupancy in 50 apartment buildings with over 2,400 units.

•	Since Fairfax Financial became our partner in the Japanese apartment portfolio in September 2010, we have distributed a total of $56.5 million, of which our share was $26.4 million.
Services business

•	Management and leasing fees and commissions decreased by 42% to $17.8 million for the three months ended December 31, 2012 from $30.8 million for the same period in 2011.

•	During the three months ended December 31, 2012, our services business achieved an EBITDA of $9.0 million, a 53% decrease from $19.2 million for the same period in 2011.

•
Management and leasing fees and commissions decreased by 7% to $53.3 million for the year ended December 31, 2012 from $57.1 million for the same period in 2011. Included in management and leasing fees and commissions for the year ended December 31, 2012 and 2011 are $4.4 million and $21.6 million, respectively, of acquisition fees related to the acquisition of the Bank of Ireland stock and the UK loan pool in 2011. Excluding the acquisition fees, the Company achieved a 38% increase in management and leasing fees and commissions for the year ended December 31, 2012 as compared to the same period in 2011.

•
During the year ended December 31, 2012, our services business achieved an EBITDA of $20.2 million, a 22% decrease from $25.7 million for the same period in 2011. Excluding the acquisition fees related to the acquisition of the Bank of Ireland stock and the UK loan pool in 2011 of $4.4 million and $21.6 million for the year ended December 31, 2012 and 2011, respectively, the Company achieved a 282% increase in its services EBITDA for the year ended December 31, 2012 as compared to the same period in 2011.

Corporate financing

•
In July 2012, the Company issued 8.6 million shares of common stock primarily to institutional investors, resulting in gross proceeds of $112.1 million, of which $40.0 million was used to pay off the outstanding balance on our line of credit.

•	During the three months ended December 31, 2012, the Company issued $155.0 million of senior notes.
Subsequent events

•
Subsequent to December 31, 2012, we have acquired or have entered into contracts to acquire approximately $1.2 billion of real estate related investments which include 1.6 million rentable square feet of real estate, comprised of 725 apartment units and one commercial property along with $727.6 million of loans secured by real estate and 301 residential lots. We expect the acquisitions to be joint venture investments.

•	Subsequent to December 31, 2012, KW Residential, LLC settled several Japanese yen related hedges resulting in cash proceeds of $23.7 million to the joint venture, of which our share was $10.6 million.

•
In December 2012, we invested $43.6 million of our equity and borrowed $79.3 million to acquire a loan secured by a shopping center in the United Kingdom. Additionally, in partnership with an institutional investor, we acquired a loan pool with an unpaid principal balance of $232.3 million, comprised of seven loans secured by 23 underlying properties in the United Kingdom.  Our investment in the pool totaled $16.0 million. Subsequent to December 31, 2012, we sold 50% of our interest in both investments to an institutional investor.  As a result of the sale, the loan secured by a shopping center will no longer be consolidated.

•	During March 2013, we drew $35 million on our unsecured credit facility.

Critical Accounting Policies
Basis of Presentation—The consolidated financial statements include the accounts of ourselves and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, we evaluate our relationships with other entities to identify whether they are variable interest entities (VIE) as defined by FASB Accounting Standards Codification (ASC) Subtopic 810 – Consolidation and to assess whether we are the primary beneficiary of such entities. In determining whether we are the primary beneficiary of a VIE, qualitative and quantitative factors are considered, including, but not limited to: the amount and characteristics of our investments; the obligation or likelihood for us to provide financial support; and our ability to control or significantly influence key decisions for the VIE. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions. As of December 31, 2012, we have determined that we do not have any consolidated investments which are VIEs.
Our investments in unconsolidated subsidiaries in which we have the ability to exercise significant influence over operating and financial policies, but do not control, or entities which are variable interest entities in which we are not the primary beneficiary are accounted for under the equity method. Accordingly, our share of the earnings from these equity-method basis companies are included in our consolidated statements of operations. As of December 31, 2012, we had investments in five unconsolidated subsidiaries which are VIEs in which we are not the primary beneficiary and therefore account for them under the equity method.
Revenue Recognition—Revenue primarily consists of management fees, performance fees, commission revenue, rental income and sales of real estate.
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
Performance fees or carried interest are allocated to the general partner, special limited partner or asset manager of our real estate funds and loan pool participations based on the cumulative performance of the fund and loan pools and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, we calculate the performance fee that would be due to the general partner, special limited partner or asset manager's interests for a fund or loan pool, pursuant to the fund agreement or participation agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to us to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. Substantially all of the carried interest is recognized in equity in joint venture income and substantially all of the performance fees are recognized in management and leasing fees in our consolidated statements of operations. Total performances fees accrued through December 31, 2012 that may be reversed in future periods if there is negative fund performance were $12.8 million. Performance fees recognized during the year ended December 31, 2012 and 2011 were $8.6 million and $4.2 million, respectively.
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

Rental income from operating leases is generally recognized on a straight-line basis over the terms of the leases.

Sales of real estate are recognized at the close of escrow when title to the real property passes to the buyer and there is no continuing involvement in the real property. We follow the requirements for profit recognition as set forth by the Sale of Real Estate ASC Subtopic 360-20.
Real Estate Acquisitions—When acquiring a property, the purchase price of acquired properties is recorded to land, buildings and building improvements and intangible lease value (value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values in accordance with Business Combinations ASC Subtopics 805-10. Acquisition-related costs are expensed as incurred.
The valuations of real estate are based on management estimates of the real estate assets using income and market approaches. The indebtedness securing the real estate and the investments in debt securities are valued, in part, based on third party valuations and management estimates also using an income approach.
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
Derivative Instruments and Hedging Activities—We have joint ventures that hold derivatives to reduce our exposure to foreign currencies. We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. If the derivative qualifies for hedge accounting, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of the stockholders’ equity accounts. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

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
Share-Based Payment Arrangements—We account for our share-based payment arrangements under the provisions of Share-Based Payments ASC Subtopic 718-10. Compensation cost for employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the share-based award that is ultimately settled in our equity. The cost of employee services are recognized over the period during which an employee provides service in exchange for the share-based payment award. Share-based payment arrangements that vest ratably over the requisite service period are recognized on the straight-line basis and performance awards that vest ratably are recognized on a tranche-by-tranche basis over the performance period. Unrecognized compensation costs for share-based payment arrangements that have been modified are recognized over the original service or performance period.

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

Results of Operations
The following table sets forth items derived from our consolidated statement of operations for the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31
	2012	2011	2010
Revenue
Management and leasing fees	$40,304,000	$27,116,000	$21,330,000
Commissions	12,955,000	29,960,000	11,734,000
Sale of real estate	2,271,000	417,000	13,472,000
Rental and other income	8,526,000	5,140,000	4,000,000
Total revenue	64,056,000	62,633,000	50,536,000
Operating expenses
Commission and marketing expenses	4,550,000	3,965,000	3,186,000
Compensation and related expenses	55,834,000	41,129,000	38,155,000
Merger related expenses	—	—	2,225,000
Cost of real estate sold	2,230,000	397,000	11,526,000
General and administrative	19,448,000	14,455,000	11,314,000
Depreciation and amortization	4,937,000	2,798,000	1,618,000
Rental operating expense	4,496,000	3,308,000	1,913,000
Total operating expenses	91,495,000	66,052,000	69,937,000
Equity in joint venture income	21,527,000	12,507,000	10,548,000
Interest income from loan pool participations and notes receivable	9,256,000	7,886,000	11,855,000
Operating income	3,344,000	16,974,000	3,002,000
Non-operating income (expense)
Interest income	2,938,000	2,306,000	854,000
Acquisition related gains	25,476,000	6,348,000	2,108,000
Gain on sale of marketable securities	4,353,000	—	—
Gain on early extinguishment of mortgage debt	—	—	16,670,000
Loss on early extinguishment of corporate debt	—	—	(4,788,000)
Acquisition related expenses	(675,000)	—	—
Interest expense	(28,595,000)	(20,507,000)	(7,634,000)
Income from continuing operations before benefit from (provision for) income taxes	6,841,000	5,121,000	10,212,000
Benefit from (provision for) income taxes	208,000	2,014,000	(3,727,000)
Income from continuing operations	7,049,000	7,135,000	6,485,000
Income from discontinued operations, net of income taxes	2,000	8,000	—
(Loss) gain from sale of real estate, net of income taxes	(212,000)	335,000	—
Net income	6,839,000	7,478,000	6,485,000
Net income attributable to the noncontrolling interests	(2,589,000)	(1,132,000)	(2,979,000)
Net income attributable to Kennedy-Wilson Holdings, Inc.	4,250,000	6,346,000	3,506,000
Preferred stock dividends and accretion of issuance costs	(8,144,000)	(8,744,000)	(4,558,000)
Net loss attributable to Kennedy Wilson Holdings, Inc. common shareholders	$(3,894,000)	$(2,398,000)	$(1,052,000)
EBITDA (1)	$92,174,000	$66,122,000	$48,108,000
Adjusted EBITDA (2)	$100,321,000	$71,177,000	$58,427,000
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
(2)    Adjusted EBITDA represents EBITDA, as defined above, adjusted to exclude acquisition and merger related expenses and stock based compensation expense.  Our management uses Adjusted EBITDA to analyze our business because it adjusts EBITDA for items we believe do not have an accurate reflection of the nature of our business going forward. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations.
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
Additionally, we use certain non-GAAP measures to analyze our business, they include EBITDA(1) and Adjusted EBITDA(2) calculated as follows:

	Three months ended December 31,
	2012	2011
Investments
Rental and other income and sale of real estate	$5,090,000	$1,781,000
Operating expenses	(19,159,000)	(7,019,000)
Equity in joint venture income	9,055,000	5,278,000
Income from loan pool participations and notes receivable	2,130,000	2,051,000
Operating (loss) income	(2,884,000)	2,091,000
Interest income - related party	397,000	2,021,000
Acquisition related gain	25,476,000	—
Gain on sale of marketable securities	1,422,000	—
Acquisition-related expenses	—	—
Interest expense	(1,983,000)	(1,327,000)
Income from continuing operations	22,428,000	2,785,000
Income from discontinued operations, net of income taxes	—	8,000
Gain from sale of real estate, net of income taxes	—	335,000
Net income	22,428,000	3,128,000
Add back:
Interest expense	1,983,000	1,327,000
Kennedy Wilson's share of interest expense included investment in joint ventures and loan pool participation	6,048,000	8,472,000
Depreciation and amortization	1,889,000	851,000
Kennedy Wilson's share of depreciation and amortization included in investment in joint ventures	9,614,000	2,342,000
EBITDA	$41,962,000	$16,120,000

	Three months ended December 31,
	2012	2011
Services
Management and leasing fees and commissions	$17,786,000	$30,839,000
Operating expenses	(8,837,000)	(11,658,000)
Operating income	8,949,000	19,181,000
Net income	8,949,000	19,181,000
Add back:
Depreciation and amortization	54,000	45,000
EBITDA	$9,003,000	$19,226,000

	Three Months Ended
	December 31,
	2012	2011
Net income	$10,496,000	$9,830,000
Non-GAAP adjustments:
Add back:
Interest expense	8,616,000	6,634,000
Kennedy Wilson's share of interest expense included in investment in joint ventures and loan pool participations	6,048,000	8,472,000
Depreciation and amortization	2,034,000	970,000
Kennedy Wilson's share of depreciation and amortization included in investment in joint ventures	9,614,000	2,342,000
Provision for (benefit from) income taxes	4,913,000	148,000
EBITDA	41,721,000	28,396,000
Stock-based compensation	3,147,000	1,294,000
Adjusted EBITDA	$44,868,000	$29,690,000

	Year Ended December 31,
	2012	2011	2010
Net income	$6,839,000	$7,478,000	$6,485,000
Add back:
Interest expense	28,595,000	20,507,000	7,634,000
Kennedy-Wilson's share of interest expense included in investment in joint ventures and loan pool participations	29,412,000	23,453,000	13,802,000
Depreciation and amortization	4,937,000	2,798,000	1,618,000
Kennedy-Wilson's share of depreciation and amortization included in investment in joint ventures	22,599,000	13,900,000	10,054,000
Loss on early extinguishment of corporate debt	—	—	4,788,000
(Benefit from) provision for income taxes	(208,000)	(2,014,000)	3,727,000
EBITDA (1)	92,174,000	66,122,000	48,108,000
Add back:
Merger related expenses, including compensation related and general and administrative	—	—	2,225,000
Stock based compensation	8,147,000	5,055,000	8,094,000
Adjusted EBITDA (2)	$100,321,000	$71,177,000	$58,427,000
—————
(1)  (2)  See definitions in previous discussion.

The following summarizes revenue, operating expenses, non-operating expenses, operating income (loss) and net income (loss) and calculates EBITDA(1) and Adjusted EBITDA(2) by our investments, services and corporate operating segments years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31,
	2012	2011	2010
Investments
Rental and other income and sale of real estate (3)	$10,797,000	$5,557,000	$17,472,000
Operating expenses	41,247,000	21,722,000	27,585,000
Equity in income of joint ventures	21,527,000	12,507,000	10,548,000
Interest income from loan pool participations and notes receivable	9,256,000	7,886,000	11,855,000
Operating income	333,000	4,228,000	12,290,000
Interest income - related party	2,805,000	2,021,000	—
Acquisition related gain	25,476,000	6,348,000	2,108,000
Gain on sale of marketable securities	4,353,000	—	—
Gain on extinguishment of debt	—	—	16,670,000
Acquisition-related expenses	(675,000)	—	—
Interest expense	(2,460,000)	(1,552,000)	(676,000)
Income from continuing operations	29,832,000	11,045,000	30,392,000
Discontinued operations
Income from discontinued operations, net of income taxes	2,000	8,000	—
(Loss) gain from sale of real estate	(212,000)	335,000	—
Income before provision for income taxes	29,622,000	11,388,000	30,392,000
Non-GAAP adjustments:
Add back:
Interest expense	2,460,000	1,552,000	676,000
Kennedy Wilson's share of interest expense included in investment in joint ventures and loan pool participation	29,412,000	23,453,000	13,802,000
Depreciation and amortization	4,427,000	2,420,000	1,342,000
Kennedy Wilson's share of depreciation and amortization included in investment in joint ventures	22,599,000	13,900,000	10,054,000
EBITDA (1)	$88,520,000	$52,713,000	$56,266,000
—————
(1)  (2) See definitions in previous discussion.
(3) Consolidated results

	Year Ended December 31,
	2012	2011	2010
Services
Management and leasing fees and commissions	$53,259,000	$57,076,000	$33,064,000
Operating expenses	33,248,000	31,499,000	23,701,000
Operating income	20,011,000	25,577,000	9,363,000
Income before provision for income taxes	20,011,000	25,577,000	9,363,000
Non-GAAP adjustments:
Add back:
Depreciation and amortization	161,000	143,000	117,000
EBITDA and Adjusted EBTIDA (1) (2)	$20,172,000	$25,720,000	$9,480,000
—————
(1)  (2) See definitions in previous discussion.

	Year Ended December 31,
	2012	2011	2010
Corporate:
Operating expenses	(17,000,000)	(12,831,000)	(18,651,000)
Operating loss	(17,000,000)	(12,831,000)	(18,651,000)
Interest income	133,000	285,000	192,000
Interest income - related party	—	—	662,000
Loss on early extinguishment of debt	—	—	(4,788,000)
Interest expense	(26,135,000)	(18,955,000)	(6,958,000)
Provision for (benefit from) income taxes	208,000	2,014,000	(3,727,000)
Net loss	(42,794,000)	(29,487,000)	(33,270,000)
Non-GAAP adjustments:
Add back:
Interest expense	26,135,000	18,955,000	6,958,000
Depreciation and amortization	349,000	235,000	159,000
Loss on early extinguishment of debt	—	—	4,788,000
Benefit from (provision) for income taxes	(208,000)	(2,014,000)	3,727,000
EBITDA (1)	(16,518,000)	(12,311,000)	(17,638,000)
Add back:
Merger related expenses, including compensation related and general and administrative	—	—	2,225,000
Stock based compensation	8,147,000	5,055,000	8,094,000
Adjusted EBITDA (2)	$(8,371,000)	$(7,256,000)	$(7,319,000)
—————
(1)  (2) See definitions in previous discussion.

The following compares results of operations for the years ended December 31, 2012 and December 31, 2011 and years ended December 31, 2011 and December 31, 2010.
Our Consolidated Financial Results and Comparison of the years ended December 31, 2012 and 2011
Our revenues for the year ended December 31, 2012 and 2011 were $64.1 million and $62.6 million, respectively. Total operating expenses for the same periods were $91.5 million and $66.1 million, respectively. Net loss attributable to our common shareholders was $3.9 million and $2.4 million in 2012 and 2011, respectively. EBITDA was $92.2 million and $66.1 million in 2012 and 2011, respectively. Adjusted EBITDA was $100.3 million and $71.2 million in 2012 and 2011, respectively. The Company achieved a 39% increase in EBITDA and a 41% increase in adjusted EBITDA for the year ended December 31, 2012 as compared to the same period in 2011.
Revenues
Investments Segment Revenues
Rental and other income increased to $8.5 million in 2012 from $5.1 million in 2011. The $3.4 million increase is primarily due to the acquisition of three apartment buildings and one office building in the Western United States during 2012. Additionally, we acquired an approximately 200,000 square foot office portfolio in Oakland, California in the latter half of 2011 which contributed to the increase in rental and other income in 2012.
During the year ended December 31, 2012, we sold five condominium units generating $2.3 million of proceeds from the sale of real estate. During the year ended December 31, 2011, we sold a land parcel in Kent, Washington, generating $0.4 million of proceeds in sale of real estate.

Services Segment Revenues
Third Party Services - These are management and leasing fees as well as commissions earned from third parties and relate to assets in which we do not have an ownership interest.

Our third party management and leasing services increased to $15.8 million during the year ended December 31, 2012 as compared to approximately $12.6 million for the same period in 2011. The $3.2 million or 26% increase primarily relates to our acquisitions of the real estate investment management division of the Bank of Ireland in the latter half of 2011 which provided asset management fees of $3.2 million during the year ended December 31, 2012 as compared to approximately $1.4 million for the same period in 2011. In addition, in March 2012, we acquired a real estate consultancy firm specializing in capital sourcing and real estate research for the single family homebuilding and multifamily apartment industries which generated $1.2 million in management fees.
Our third party commission revenues was at $5.0 million in 2012 as compared to approximately $5.8 million in 2011. During 2012 we had a decrease in auction sales as compared to 2011. Our auction services business has historically been countercyclical and improvements in general economic conditions may cause auction service revenues to decrease.
Related Party Services - These are management and leasing fees as well as commissions earned from our equity partners and relate to assets in which we have an ownership interest.
Our related party management and leasing services generated revenues of $24.5 million in 2012 compared to approximately $14.5 million in 2011. The $10.0 million, or 68%, increase primarily relates to our acquisition of the U.K.-based loan pool in the latter half of 2011, which provided additional asset management fees of $8.4 million in 2012. In addition, as a result of our acquisition activity in the latter half of 2011 and during 2012, we have generated an additional $1.6 million in management and leasing fees.
In 2012, our related party commission revenues were $7.9 million compared to approximately $24.2 million in 2011. Our commission revenues are primarily driven by fees related to the acquisition of the $2.1 billion U.K.-based loan portfolio. During 2012, we recognized $4.4 million of acquisition fees related to certain debt hurdles achieved in the U.K.-based loan portfolio as compared to $13.3 million in 2011. During 2011, we received $8.3 million of fees related to the $1.5 billion recapitalization of the Bank of Ireland. We did not received such fees in 2012.
Operating Expenses
Investments Segment Operating Expenses
Operating expenses for the year ended December 31, 2012 increased to $41.2 million compared to $21.7 million for the same period in 2011. The increase is attributable to the following:
Compensation and related expenses increased by $10.8 million and general and administrative expenses increased by $3.7 million due to growth in the Company, including an increase in personnel, particularly due to our expansion in the United Kingdom and Ireland, to source and execute on acquisition opportunities. We began our operations in the United Kingdom and Ireland in June 2011 and have doubled our headcount there since December 31, 2011.
Rental operating expenses increased by $1.2 million and depreciation and amortization increased by $2.0 million due to the acquisition of three apartment buildings and one office building in the Western United States during 2012. Additionally, we acquired an approximate 200,000 square foot office portfolio in Oakland, California in the latter half of 2011 which contributed to the increase in rental operating expenses and depreciation and amortization in 2012.
During the year ended December 31, 2012 we sold five condominium units which resulted in $2.2 million of sale-related costs. During the year ended December 31, 2011, a land parcel in Kent, Washington was sold which resulted in $0.4 million of sale-related costs.
Services Segment Operating Expenses
Operating expenses (excluding depreciation and amortization expense) for the year ended December 31, 2012 were approximately $33.1 million as compared to $31.4 million for the same period in 2011. The increase is attributable to the following:
Commissions and marketing expenses increased by $0.6 million as a result of an increase in third party services used to generate new business.
General and administrative expenses increased by $1.2 million primarily due to the growth of our company specifically in the United Kingdom and Ireland. We began our operations in the United Kingdom and Ireland in June 2011 and have doubled our headcount there since December 31, 2011.
Corporate Operating Expenses

Operating expenses (excluding depreciation and amortization expense) for the year ended December 31, 2012 were approximately $16.7 million as compared to $12.6 million for the same period in 2011. Compensation and related expenses increased by $3.9 million primarily due to the growth of our company.
Investments Segment Equity in Joint Venture Income
Equity in joint ventures generated income of $21.5 million for the year ended December 31, 2012, as compared to income of $12.5 million for the same period in 2011. The income in 2012 and 2011 was primarily derived from property sales and fair value gains as further discussed below.
During the year ended December 31, 2012, the Company and its equity partners sold six multifamily properties (through property sales and sale of equity interest) located in the Western United States for a total of $251.7 million, which resulted in a total gain of $33.7 million, of which $10.1 million was a gain to us and $3.0 million to our noncontrolling interest holders. In addition, we recognized $9.4 million of unrealized fair value gains. Included in equity in joint venture income are one-time acquisition costs which are non-recurring. During the year ended December 31, 2012, approximately $2.4 million of acquisition costs were included in equity in joint venture income.
During the year ended December 31, 2011, the joint venture income was primarily attributable to fair value gains recognized in connection with the foreclosure by one of our joint ventures on a first trust deed position it held followed by its taking ownership of a class A multifamily project in San Jose, California, the acquisition of additional membership interests in a joint venture that we account for using the fair value option, the sale of a 286-unit apartment complex in Anaheim, California and unrealized fair value gains.
Our share of depreciation generated at the joint venture level was $22.6 million and $13.9 million for the years ended December 31, 2012 and 2011, respectively. We look at equity in joint venture income plus our share of the joint ventures depreciation to get a better sense of cash generated by our joint venture investments. The aggregate of these amounts were $44.1 million and $26.4 million for the year ended December 31, 2012 and 2011, respectively, representing a 67% increase.
Investments Segment Income from Loan Pool Participations and Notes Receivable
Income from loan pool participations and notes receivable generated income of $9.3 million in 2012 as compared to $7.9 million in 2011. During the year ended December 31, 2012, we accreted $8.0 million of interest income on our U.K.-based loan pool. Additionally, we accreted or recognized $6.1 million of interest income from new loan pools or notes originated or acquired in the Western United States. during 2012. These increases were offset by a $4.5 million decrease in accretion income recognized during the same period on a loan pool purchased during 2010 due to an increase in the estimated resolution periods as well as foreclosure on certain underlying real estate collateral. Even with this decrease in accretion we have accreted to date a profit of $4.7 million on this loan pool.
During the year ended December 31, 2011, we accreted $1.4 million of interest income on our U.K.-based loan pool which we acquired in the last quarter of 2011. Additionally we accreted or recognized $5.6 million of interest income from our loan pools in the Western United States.
Non-Operating Items
Acquisition related gains were $25.5 million for the year ended December 31, 2012 compared to $6.3 million for the same period in 2011. The acquisition related gains in 2012 are primarily attributable to a change of control and thereby consolidation of KW Property Fund II, LP, a limited partnership that had been previously accounted for using the equity method. As the fair value was in excess of the carrying value of our equity method ownership interest, we recorded an acquisition related gain in the amount of $22.8 million. The acquisition related gain in 2011 is primarily attributed to a gain recognized in connection with the purchase of an approximately 200,000 square foot office portfolio in Oakland, California with a fair value in excess of the price paid.
Interest expense was $28.6 million in 2012 as compared to $20.5 million in 2011. The increase is primarily attributable to the $250 million senior notes issued in April 2011 and the additional $100 million issued in December 2012 bearing interest at a rate of 8.75% per annum and the $55 million senior notes issued in December 2012 bearing interest at 7.75% per annum. In addition, we incurred additional interest expense associated with the mortgage loans on the acquisition of three apartment buildings and one office building in the Western United States during 2012.
Benefit from income taxes was $0.2 million in 2012 as compared to $2.0 million in 2011.
We had net income of $2.6 million attributable to a non-controlling interest in 2012 compared to $1.1 million in 2011. During 2012 the net income attributable to non-controlling interest holders was primarily due to a gain from the sale of a multifamily property. During 2011, a majority of the net income attributable to non-controlling interest holders related to entities which were consolidated at that time. As a result of a restructuring in December 2011, these entities were no longer consolidated as of December 31, 2011.
Our Consolidated Financial Results and Comparison of the years ended December 31, 2011 and 2010
Our revenues for the year ended December 31, 2011 and 2010 were $62.6 million and $50.5 million, respectively. Total operating expenses for the same periods were $66.1 million and $69.9 million, respectively. Net loss attributable to our common shareholders was $2.4 million and $1.1 million in 2011 and 2010, respectively. EBITDA was $66.1 million and $48.1 million in 2011 and 2010, respectively. Adjusted EBITDA was $71.2 million and $58.4 million in 2011 and 2010, respectively. The Company achieved a 37% increase in EBITDA and a 22% increase in adjusted EBITDA for the year ended December 31, 2011 as compared to the same period in 2010.
Revenues
Services Segment Revenues
Third Party Services - These are management and leasing fees as well as commissions earned from third parties and relate to assets in which we do not have an ownership interest.
Our third party management and leasing services generated revenues of $12.6 million in 2011 compared to approximately $8.9 million in 2010. The increase primarily relates to our acquisitions of the real estate investment management division of the Bank of Ireland and the U.K.-based loan pool, which provided additional asset management fees of $3.4 million in the year ended December 31, 2011.
In 2011, our third party commission revenues were $5.8 million as compared to approximately $6.4 million in 2010. During 2011 we had a decrease in auction sales as compared to 2010. Our auction services business has historically been countercyclical and improvements in general economic conditions may cause auction service revenues to decrease.
Related Party Services - These are management and leasing fees as well as commissions earned from our equity partners and relate to assets in which we have an ownership interests.
Our related party management and leasing services generated revenues of $14.5 million in 2011 compared to approximately $12.4 million in 2010. The increase is due to a full year of asset management fees earned on acquisitions in 2010 and additional fees earned on 2011 acquisitions.
In 2011, our related party commission revenues were $24.2 million compared to approximately $5.4 million in 2010. The increase in commission revenue was primarily driven primarily by $13.3 million of fees related to the acquisition of the $2.1 billion U.K.-based loan portfolio and $8.3 million of fees related to the $1.5 billion recapitalization of the Bank of Ireland.
Investments Segment Revenues
Rental and other income increased to $5.1 million in 2011 from $4.0 million in 2010. The $1.1 million increase is due to Kennedy-Wilson's foreclosure on four assets in the consolidated loan portfolio and the 100% acquisition of equity acquired in an approximately 200,000 square foot office portfolio in Oakland, California in 2011.
Sale of real estate decreased to $0.4 million in 2011 from $13.5 million in 2010. The decrease is primarily attributable to the sale of a controlling interest in land in Kent, Washington in 2011 as compared to the sale of 11 condominium units in southern California and the sale of a 50% interest in an apartment project in northern California in 2010.
Operating Expenses
Operating expenses in 2011 were approximately $65.7 million (not including cost of real estate sold), as compared to $58.4 million in 2010. This increase in operating expenses is a result of the growth in the size of our company as well as the increase in revenues. Revenues before sales of real estate increased approximately 68% in 2011 as compared to 2010 while operating expenses before cost of real estate sold increased only 12% in 2011 as compared to 2010. Additionally, EBITDA and adjusted EBITDA grew by 37% and 22%, respectively, from year over year.
Services Segment Operating Expenses
Commissions and marketing expenses increased to $4.0 million in 2011 from $3.2 million in 2010. The increase is primarily attributable to commissions related to raising capital.

Compensation and related expenses were approximately $20.6 million in 2011, as compared to $15.4 million in 2010. The increase is primarily attributed to discretionary compensation paid to employees which is commensurate with the increase in our services segment EBITDA and Adjusted EBITDA in 2011 as compared to 2010.
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
Investments Segment Equity in Joint Venture Income
Investments in joint ventures generated income of $12.5 million in 2011, an increase of $2.0 million from income of $10.5 million recorded in 2010, due primarily to $4.3 million of unrealized fair value gains recognized in 2011 versus $6.2 million in 2010. This decrease in fair value gains recognized was offset by improved operating results at the joint venture level due to decreased financing costs achieved in refinances that took place in 2010 and 2011.
Our share of depreciation generated at the joint venture level was $13.9 million and $10.0 million for the years ended December 31, 2011 and 2010, respectively. We look at equity in joint venture income plus our share of the joint ventures depreciation to get a better sense of cash generated by our joint venture investments. The aggregate of these amounts were $26.4 million and $20.6 million for the year ended December 31, 2011 and 2010, respectively, representing a 28% increase.
Investments Segment Income from Loan Pool Participations and Notes Receivable
Income from loan pool participations and notes receivable generated income of $7.9 million in 2011 as compared to $11.9 million in 2010. This can be attributed to a decrease in accretion income recognized on our loan pools purchased during 2010 due to an increase in the estimated resolution periods as well as foreclosure on certain underlying real estate collateral. Additionally, the 2011 results only include two months of accretion related to our investment in the U.K.-based loan pool.

Non-Operating Items
Acquisition related gain was $6.3 million for the year ended December 31, 2011 compared to $2.1 million for the same period 2010. The acquisition related gain in 2011 is primarily attributed to a gain recognized in connection with the purchase of a approximate 200,000 square foot office portfolio in Oakland, California with a fair value in excess of the price paid as compared to the purchase of a controlling joint venture interest in a project in Northern California with a fair value in excess of the price paid during the same period in 2010.
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

Liquidity and Capital Resources
Our liquidity and capital resources requirements include capital expenditures for our real estate and joint venture investments, and working capital needs. Historically, we have not required significant capital resources to support our brokerage and property management operations. We finance these operations with internally generated funds, borrowings under our revolving line of credit and sales of equity and debt securities. Our investments in real estate are typically financed with equity from our balance sheet and mortgage loans secured primarily by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral. In some cases, we guarantee a portion of the loan related to a joint venture investment, usually until some condition, such as completion of construction or leasing or certain net operating income criteria, has been met. We do not expect these guarantees to materially affect liquidity or capital resources.
During the year ended December 31, 2012, the Company earned $9.4 million related to operations in the United Kingdom and Ireland. Foreign taxes of $1.1 million are included in the consolidated tax provision for income taxes related to the portion of income earned directly by the United Kingdom and Ireland subsidiaries for the year ended December 31, 2012. U.S. domestic taxes have not been provided for in the consolidated tax provision on amounts earned directly by these subsidiaries since it is the Company's plan to indefinitely invest amounts earned by these subsidiaries in the United Kingdom and Ireland operations. If these subsidiaries' cumulative earnings were repatriated to the United States additional US domestic taxes of $7.4 million would be incurred. Additionally, approximately $13.7 million of our consolidated cash and cash equivalents is held by our United Kingdom and Irish subsidiaries.

Currency Derivative Instruments

Fluctuations in currency exchange rates may affect our financial position and results of operations. During 2012, we entered into a currency forward contract to manage our exposure to currency fluctuations between our functional currency (the U.S. dollar) and the functional currency (Euros) of certain of our wholly owned subsidiaries and joint venture investments and our exposure to currency fluctuations caused by our investment in marketable securities. We hedged these exposures by entering into a currency forward contract to sell EUR16,000,000 at a forward rate. We expect this hedging instrument to partially hedge our exposure to our net investment in certain foreign operations and the changes in fair value of our marketable securities caused by currency fluctuations. The currency forward contract matures on June 4, 2015, and its fair value held as of December 31, 2012 was $1.5 million, which is included in accrued expenses and other liabilities on our consolidated balance sheet.

For 2012, we recorded a loss of $1.2 million in other comprehensive income as the portion of the currency forward contract used to hedge the currency exposure of certain of our wholly owned subsidiaries qualifies as a net investment hedge under ASC Topic 815. During 2012, we recorded a loss of $0.3 million in general and administrative expenses related to the portion of the currency forward contract that was used to hedge currency exposure of our investment in marketable securities
Cash Flows
Operating
Our cash flows from operating activities are primarily dependent upon the operating distributions from our joint venture investments and loan pool participations, revenues from our services business, and the level of our operating expenses and other general and administrative costs.  Net cash provided by operating activities totaled $6.8 million for the year ended December 31, 2012 as compared to net cash used in operating activities of $6.0 million for the year ended December 31, 2011.
Investing

Our cash flows from investing activities are generally comprised of cash used to fund investments in our joint ventures and loan pool participations, property acquisitions and capital expenditures, loans secured by real estate, and investments in marketable securities as well as cash received from dispositions, resolutions and other distributions of these investments. Net cash used in investing activities totaled $389.7 million for the year ended December 31, 2012. We invested $119.0 million in the acquisitions of real estate primarily related to the purchase of the three multifamily properties and one commercial property in the Western United States. We also invested $178.7 million of equity in joint ventures of which $149.5 million was invested in the acquisition of nine income producing multifamily and residential properties and 11 income producing commercial properties located primarily in the Western United States and Ireland. In addition, we invested $257.9 million to fund our equity in new and existing loans. The cash used in the aforementioned investing activities was offset by receipt of $48.7 million in distributions from our joint ventures primarily due to the sale of six multifamily properties (through property sales and sale of equity interest) located in the Western United States. In addition, we received $58.1 million in distributions from our loan pools primarily due to loan resolutions. Lastly, we sold our marketable securities which provided $34.1 million.

Net cash used in investing activities totaled $198.1 million for the year ended December 31, 2011. This was primarily due to $78.2 million of equity invested in joint ventures of which $63.6 million was invested in the acquisition of eight income-producing multifamily properties and five income producing commercial properties in the Western United States and a development project in Hawaii. In addition, we contributed $14.2 million to our joint venture in Japan for the purpose of refinancing a large portion of the Japanese multifamily portfolio and $7.0 million to increase our investment in a project in Northern California. Additionally, we advanced $172.0 million to fund our equity in new and existing loans of which $61.2 million was invested in our U.K.-based loan pool. We also invested $32.8 million in the ordinary stock of the Bank of Ireland. The cash used in the aforementioned investing activities was offset by the receipt of $32.7 million in distributions from our joint ventures and $66.4 million from our loan pool participations.

Financing

Our net cash related to financing activities is generally impacted by our borrowings and capital raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests.  Net cash provided by financing activities totaled $388.4 million for the year ended December 31, 2012. This was primarily due to proceeds of $106.2 million received from the issuance of 8.6 million shares of common stock primarily to institutional investors, issuance of $155 million of senior debt which generated $160.3 million in proceeds, $157.7 million of proceeds from mortgage loans to finance our property acquisitions, offset by payments of cash dividends of $21.9 million to our common and preferred shareholders and a $4.9 million distribution to noncontrolling interest holders as a result of the sale of a 180-unit apartment building.

Net cash provided by financing activities totaled $272.6 million for the year ended December 31, 2011. This was primarily due to the issuance of $250 million of senior notes which generated $249.3 million in proceeds. In addition, we issued 4.8 million shares of our common stock in a private placement for net proceeds of $51.4 million and we also completed a follow-on offering of 6.9 million shares of our common stock primarily to institutional investors for net proceeds of $71.7 million. This was offset by net repayments of $73.0 million under our line of credit, mortgage loans and notes payables and payments of cash dividends of $11.7 million.

Since being listed in November 2009, cumulative preferred and common dividends declared were $24.6 million and $17.4 million, respectively, and are included as a component of retained earnings in the accompanying consolidated balance sheet and consolidated statement of equity.
We believe that our existing cash and cash equivalents plus capital generated from property management and leasing, brokerage, sales of real estate owned, collections from notes receivable, as well as our current line of credit, will provide us with sufficient capital requirements to maintain our current portfolio for at least the next 12 months.
To the extent that we engage in additional strategic investments, including real estate, note portfolios, or acquisitions of other real estate related companies, we may need to obtain third party financing which could include bank financing or the public sale or private placement of debt or equity securities.
Under our current joint venture strategy, we generally contribute property expertise and a fully funded initial cash contribution, with commitments to provide additional funding. Capital required for additional improvements and supporting operations during leasing and stabilization periods is generally obtained at the time of acquisition via debt financing or third party investors. Accordingly, we generally do not have significant capital commitments with unconsolidated entities. However, there may be certain circumstances when we, usually with the other members of the joint venture entity, may be required to contribute additional capital for a period of time.
Our need to raise funds from time to time to meet our capital requirements will depend on many factors, including the success and pace of the implementation of our strategy for growth. We regularly monitor capital-raising alternatives to be able to take advantage of other available avenues to support our working capital and investment needs, including strategic partnerships and other alliances, bank borrowings, and the sale of equity or debt securities. We expect to meet the repayment obligations of our senior notes and borrowing under our line of credit from cash generated by our business activities, including the sale of assets and the refinancing of debt.

Contractual Obligations and Commercial Commitments
At December 31, 2012, our contractual cash obligations, including debt, lines of credit, and operating leases included the following:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations
Borrowings: (1)
Mortgage loans and notes payable	$236,538,000	$12,918,000	$90,735,000	$43,917,000	$88,968,000
Senior notes	405,000,000	—	—	—	405,000,000
Subordinated debt	40,000,000	—	—	—	40,000,000
Total borrowings	681,538,000	12,918,000	90,735,000	43,917,000	533,968,000
Operating leases	8,619,000	2,369,000	4,272,000	1,978,000	—
Total contractual cash obligations	$690,157,000	$15,287,000	$95,007,000	$45,895,000	$533,968,000
—————

(1)
See Notes 10-14 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year-$49,210,000; 1-3 years-$96,222,000; 4-5 years-$84,186,000; After 5 years: $183,054,000. The interest payments on variable rate debt have been calculated at the interest rate in effect as of December 31, 2012.

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
In June 2012, Kennedy-Wilson, Inc., a wholly owned subsidiary of Kennedy Wilson, amended its existing unsecured revolving credit facility with U.S. Bank and East-West Bank which effectively increased the total principal amount available to be borrowed by an additional $25.0 million, for an aggregate of $100.0 million. The loans under the amended unsecured credit facility will bear interest at a rate equal to LIBOR plus 2.75% and the maturity date was extended to June 30, 2015. As of December 31, 2012, there were no amounts drawn under the amended unsecured credit facility.
In April 2011, Kennedy-Wilson, Inc., a wholly owned subsidiary of Kennedy Wilson, issued $200.0 million in aggregate principal amount of its 8.750% senior notes due 2019, for approximately $198.6 million, net of discount. An additional $50.0 million in aggregate principal amount of its 8.75% senior notes due 2019, was issued for approximately $50.8 million, net of premium. In December 2012, Kennedy Wilson issued an additional $100.0 million aggregate principal amount of these 8.750% senior notes for approximately $105.3 million, net of premium. Collectively, the issuances are referred to as "the 2019 Notes". The terms of the 2019 Notes are governed by an indenture, dated as of April 5, 2011, by and among the issuer, Kennedy-Wilson, as parent guarantor; certain subsidiaries of the issuer, as subsidiary guarantors; and Wilmington Trust FSB, as amended by various subsequent supplemental indentures. The 2019 Notes bear interest at 8.750% per annum. Interest is payable on April 1 and October 1 of each year, beginning on October 1, 2011, until the maturity date of April 1, 2019. The issuer's obligations under the 2019 Notes are fully and unconditionally guaranteed by Kennedy-Wilson and the subsidiary guarantors. At any time prior to April 1, 2015, the issuer may redeem the 2019 Notes, in whole or in part, at a price equal to 100% of the principal amount, plus an applicable "make-whole" premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2015, the issuer may redeem the 2019 Notes, in whole or in part, at the redemption prices specified in the indenture. Until April 1, 2014, the issuer may choose to redeem the 2019 Notes in an amount not to exceed in aggregate 35% of the original principal amount of the 2019 Notes together with any additional 2019 Notes issued under the indenture with money the issuer or Kennedy-Wilson raise in certain equity offerings. The amount of the 2019 Notes included in the consolidated balance sheets, net of unamortized discount and premium, was $354.6 million at December 31, 2012.
In December 2012, Kennedy Wilson completed a public offering of $55.0 million aggregate principal amount of 7.75% Senior Notes due 2042 (the "2042 Notes"). The 2042 Notes were issued pursuant to an indenture dated as of November 28, 2012, by and between Kennedy-Wilson, as issuer and Wilmington Trust FSB, as trustee, as amended by various subsequent supplemental indentures. The issuer's obligations under the 2042 Notes are fully and unconditionally guaranteed by Kennedy-Wilson and the subsidiary guarantors. At any time prior to December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. Interest on the 2042 Notes accrues at a rate of 7.75% per annum and is payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on March 1, 2013. The 2042 Notes will mature on December 1, 2042. The amount of the 2042 Notes included in the accompanying consolidated balance sheets was $55.0 million at December 31, 2012.
The junior subordinated debentures, the unsecured credit facility with U.S. Bank and East West Bank, and the indenture governing the 2019 Notes and 2042 Notes contain numerous restrictive covenants that, among other things, limit Kennedy-Wilson's and certain of its subsidiaries' ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The unsecured credit facility and junior subordinated debentures also require Kennedy-Wilson to maintain a minimum tangible net worth and a specified amount of cash and cash equivalents.
The junior subordinated debentures require Kennedy-Wilson to maintain (i) a fixed charge coverage ratio (as defined in the indenture governing our junior subordinated debentures) of not less than 1.75 to 1.00, measured on a four-quarter rolling basis, and (ii) a ratio of total debt to net worth (as defined in the indenture governing the junior subordinated debentures) of not greater than 3.00 to 1.00 at anytime. As of December 31, 2012, Kennedy-Wilson's fixed charge coverage ratio was 3.42 to 1.00 and its ratio of total debt to net worth was 1.35 to 1.00.
The revolving loan agreement that governs the amended unsecured credit facility requires Kennedy-Wilson, Inc. to maintain (i) a minimum rent adjusted fixed charge coverage ratio (as defined in the revolving loan agreement) of not less than 1.50 to 1.00, measured on a four quarter rolling average basis and (ii) maximum balance sheet leverage (as defined in the revolving loan agreement) of not greater than 1.50 to 1.00, measured at the end of each calendar quarter. As of December 31, 2012, Kennedy-Wilson, Inc.'s adjusted fixed charge coverage ratio was 2.49 to 1.00 and its balance sheet leverage was 0.93 to 1.00.

The indentures governing the 2019 Notes and 2042 Notes limits Kennedy-Wilson's ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson's maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of December 31, 2012, the balance sheet leverage ratio was 0.87 to 1.00.
Off-Balance Sheet Arrangements
Guarantees
We have provided guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $55.5 million at December 31, 2012. The guarantees expire by the year end of 2017 and our performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sales proceeds of the property. If we were to become obligated to perform on these guarantees, it could have an adverse affect on our financial condition.
As of December 31, 2012, we have a unfulfilled capital commitments totaling $8.3 million to our joint ventures. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to joint ventures in satisfaction of our capital commitment obligations.
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
Impact of Inflation and Changing Prices
Inflation has not had a significant impact on the results of operations of our company in recent years. Our exposure to market risk from changing prices consists primarily of fluctuations in rental rates of commercial and residential properties, market interest rates on residential mortgages and debt obligations and real estate property values. The revenues associated with the commercial services businesses are impacted by fluctuations in interest rates, lease rates, real property values and the availability of space and competition in the market place. Commercial service revenues are derived from a broad range of services that are primarily transaction driven and are therefore volatile in nature and highly competitive. The revenues of the property management operations with respect to rental properties are highly dependent upon the aggregate rents of the properties managed, which are affected by rental rates and building occupancy rates. Rental rate increases are dependent upon market conditions and the competitive environments in the respective locations of the properties. Employee compensation is the principal cost element of property management. Economic trends in 2012 were characterized by general decrease in commercial leasing volume in the United States.

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

The tables below represent contractual balances of our financial instruments at the expected maturity dates as well as the fair value at December 31, 2012. The expected maturity categories take into consideration actual amortization of principal and do not take into consideration reinvestment of cash. The weighted average interest rate for the various assets and liabilities presented below represents the actual interest rate that would apply as of December 31, 2012. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
	2013	2014	2015	2016	2017	Thereafter	Total	December 31, 2012
	(in thousands)
Interest rate sensitive assets
Cash equivalents	$120,855	$—	$—	$—	$—	$—	$120,855	$120,855
Average interest rate	0.25%	—	—	—	—	—	0.25%	—
Short-term investments	10,000	—	—	—	—	—	10,000	10,000
Average interest rate	0.58%	—	—	—	—	—	0.58%	—
Fixed rate receivables	710	8,934	3,000	—	1,193	—	13,837	13,837
Average interest rate	11.18%	10.37%	11.50%	—	8.00%	—	10.45%	—
Variable rate receivables	—	—	—	—	122,770	—	122,770	122,770
Average interest rate	—	—	—	—	5.30%	—	5.30%	—
Total	$131,565	$8,934	$3,000	$—	$123,963	$—	$267,462	$267,462
Weighted average interest rate	0.33%	10.37%	11.50%	—%	5.33%	—%	3.11%
Interest rate sensitive liabilities
Variable rate borrowings	$—	$4,391	$7,032	$—	$78,705	$52,475	$142,603	$142,603
Average interest rate	—	4.25%	3.71%	—	5.56%	2.24%	4.21%	—
Fixed rate borrowings	1,873	5,888	—	—	12,000	519,174	538,935	565,587
Average interest rate	5.72%	15.00%	—	—	6.75%	8.02%	8.06%	—
Total	$1,873	$10,279	$7,032	$—	$90,705	$571,649	$681,538	$708,190
Weighted average interest rate	5.72%	10.41%	3.71%	—%	5.72%	7.49%	7.25%
Recently Issued Accounting Pronouncements
In May 2011, the FASB issued Accounting Standards Codification (ASC) Update No. 2011-04, Fair Value Measurement - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IRFS. Update No. 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Update 2011-04 is intended to result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The adoption of this update did not have a material impact to our financial statements.
In June 2011, the FASB issued Accounting Standards Codification (ASC) Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Update No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Update 2011-05 requires an entity to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The Company has adopted this approach and the required disclosure is presented herein.
In September 2011, the FASB issued Accounting Standards Codification (ASC) Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which is intended to simplify goodwill impairment testing. Entities will be permitted to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. The adoption of this update did not have a material impact on our financial statements.

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

We have audited the accompanying consolidated balance sheets of Kennedy-Wilson Holdings, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules III and IV. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kennedy-Wilson Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kennedy-Wilson Holdings, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
March 12, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Kennedy-Wilson Holdings, Inc.:
We have audited Kennedy-Wilson Holdings Inc.'s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kennedy-Wilson Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Kennedy-Wilson Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kennedy-Wilson Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 12, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Los Angeles, California
March 12, 2013

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$120,855,000	$115,926,000
Short term investments	10,000,000	—
Accounts receivable	3,647,000	3,114,000
Accounts receivable—related parties	22,393,000	15,612,000
Notes receivable	136,607,000	7,938,000
Notes receivable—related parties	—	33,269,000
Real estate, net of accumulated depreciation	289,449,000	115,880,000
Investments in joint ventures ($68,363,000 and $51,382,000 carried at fair value as of December 31, 2012 and 2011, respectively)	543,193,000	343,367,000
Investments in loan pool participations	95,601,000	89,951,000
Marketable securities	—	23,005,000
Other assets	38,079,000	20,749,000
Goodwill	23,965,000	23,965,000
Total assets	$1,283,789,000	$792,776,000

Liabilities
Accounts payable	$1,762,000	$1,798,000
Accrued expenses and other liabilities	29,417,000	24,262,000
Accrued salaries and benefits	24,981,000	14,578,000
Deferred tax liability	22,671,000	18,437,000
Mortgage loans and notes payable	236,538,000	30,748,000
Senior notes payable	409,640,000	249,385,000
Junior subordinated debentures	40,000,000	40,000,000
Total liabilities	765,009,000	379,208,000
Equity
Cumulative Preferred stock, $0.0001 par value, 1,000,000 shares authorized, $1,000 per share liquidation preference:
6.00% Series A, 100,000 shares issued and outstanding as of December 31, 2012 and 2011, mandatorily convertible on May 19, 2015	—	—
6.45% Series B, 32,550 shares issued and outstanding as of December 31, 2012 and 2011, respectively, mandatorily convertible on November 3, 2018	—	—
Common stock, $0.0001 par value, 125,000,000 shares authorized, 64,789,646 and 52,989,646 shares issued and 63,772,598 and 51,825,998 shares outstanding as of December 31, 2012 and 2011, respectively	6,000	5,000
Additional paid-in capital	512,835,000	407,335,000
Retained earnings (accumulated deficit)	(5,910,000)	9,708,000
Accumulated other comprehensive income	12,569,000	5,035,000
Shares held in treasury at cost, $0.0001 par value, 1,017,048 and 1,163,648 held as of December 31, 2012 and 2011, respectively	(9,856,000)	(11,848,000)
Total Kennedy-Wilson Holdings, Inc. stockholders’ equity	509,644,000	410,235,000
Noncontrolling interests	9,136,000	3,333,000
Total equity	518,780,000	413,568,000
Total liabilities and equity	$1,283,789,000	$792,776,000
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year ended December 31,
	2012	2011	2010
Revenue
Management and leasing fees	$15,795,000	$12,570,000	$8,913,000
Management and leasing fees—related party	24,509,000	14,546,000	12,417,000
Commissions	5,023,000	5,777,000	6,359,000
Commissions—related party	7,932,000	24,183,000	5,375,000
Sale of real estate	2,271,000	417,000	3,937,000
Sale of real estate—related party	—	—	9,535,000
Rental and other income	8,526,000	5,140,000	4,000,000
Total revenue	64,056,000	62,633,000	50,536,000
Operating expenses
Commission and marketing expenses	4,550,000	3,965,000	3,186,000
Compensation and related expenses	55,834,000	41,129,000	38,155,000
Merger-related compensation and related expenses	—	—	2,225,000
Cost of real estate sold	2,230,000	397,000	2,714,000
Cost of real estate sold—related party	—	—	8,812,000
General and administrative	19,448,000	14,455,000	11,314,000
Depreciation and amortization	4,937,000	2,798,000	1,618,000
Rental operating expense	4,496,000	3,308,000	1,913,000
Total operating expenses	91,495,000	66,052,000	69,937,000
Equity in joint venture income	21,527,000	12,507,000	10,548,000
Interest income from loan pool participations and notes receivable	9,256,000	7,886,000	11,855,000
Operating income	3,344,000	16,974,000	3,002,000
Non-operating income (expense)
Interest income	133,000	285,000	192,000
Interest income—related party	2,805,000	2,021,000	662,000
Acquisition related gains	25,476,000	6,348,000	2,108,000
Gain on sale of marketable securities	4,353,000	—	—
Gain on early extinguishment of mortgage debt	—	—	16,670,000
Loss on early extinguishment of corporate debt	—	—	(4,788,000)
Acquisition-related expenses	(675,000)	—	—
Interest expense	(28,595,000)	(20,507,000)	(7,634,000)
Income from continuing operations before benefit from (provision for) income taxes	6,841,000	5,121,000	10,212,000
Benefit from (provision for) income taxes	208,000	2,014,000	(3,727,000)
Income from continuing operations	7,049,000	7,135,000	6,485,000
Discontinued Operations
Income from discontinued operations, net of income taxes	2,000	8,000	—
(Loss) gain from sale of real estate, net of income taxes	(212,000)	335,000	—
Net income	6,839,000	7,478,000	6,485,000
Net income attributable to the noncontrolling interests	(2,589,000)	(1,132,000)	(2,979,000)
Net income attributable to Kennedy-Wilson Holdings, Inc.	4,250,000	6,346,000	3,506,000
Preferred stock dividends and accretion of issuance costs	(8,144,000)	(8,744,000)	(4,558,000)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(3,894,000)	$(2,398,000)	$(1,052,000)
Basic and diluted income (loss) per share attributable to Kennedy-Wilson Holdings, Inc. common shareholders
Continuing operations	$(0.07)	$(0.06)	$(0.03)
Discontinued operations, net of income taxes	—	0.01	—
Earnings per share - basic and diluted (a)	$(0.07)	$(0.05)	$(0.03)
Weighted average shares outstanding for basic and diluted (loss) income per share	55,285,833	42,415,770	38,978,272
Dividends declared per common share	$0.20	$0.11	$—
—————
(a)  EPS amounts may not add due to rounding.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2012	2011	2010

Net income	$6,839,000	$7,478,000	$6,485,000
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	3,263,000	(3,198,000)	6,000
Unrealized foreign currency translation (loss) gain	(1,453,000)	1,508,000	6,434,000
Unrealized forward contract foreign currency gain (loss)	5,724,000	(2,318,000)	—
Total other comprehensive income (loss) for the period	7,534,000	(4,008,000)	6,440,000

Comprehensive income	14,373,000	3,470,000	12,925,000
Comprehensive income attributable to noncontrolling interests	(2,589,000)	(1,132,000)	(2,979,000)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$11,784,000	$2,338,000	$9,946,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Equity

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Stock	Interests	Total
Balance, January 1, 2010	—	$—	41,177,658	$4,000	$155,878,000	$18,829,000	$2,603,000	$—	$2,022,000	$179,336,000
Issuance of preferred stock, net of issuance costs of $256,000	132,550	—	—	—	132,294,000	—	—	—	—	132,294,000
Repurchase of 1,111,690 common shares	—	—	(1,111,690)	—	—	—	—	(11,301,000)	—	(11,301,000)
Repurchase and retirement of 7,942,555 warrants	—	—	—	—	(11,500,000)	—	—	—	—	(11,500,000)
Stock compensation expense	—	—	—	—	7,666,000	—	—	—	—	7,666,000
Common stock issued under 2009 Equity Participation Plan net of 18,562 shares forfeited	—	—	113,938	—	428,000	—	—	—	—	428,000
Other comprehensive income:
Foreign currency translation, net of tax of $4,269,000	—	—	—	—	—	—	6,434,000	—	—	6,434,000
Unrealized gain on marketable security, net of tax of $5,000	—	—	—	—	—	—	6,000	—	—	6,000
Preferred stock dividends	—	—	—	—	—	(4,533,000)	—	—	—	(4,533,000)
Accretion of preferred stock issuance costs	—	—	—	—	25,000	(25,000)	—	—	—	—
Extinguished beneficial conversion feature on convertible debt	—	—	—	—	(122,000)	—	—	—	—	(122,000)
Net income	—	—	—	—	—	3,506,000	—	—	2,979,000	6,485,000
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	10,955,000	10,955,000
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,242,000)	(3,242,000)
Balance, December 31, 2010	132,550	—	40,179,906	4,000	284,669,000	17,777,000	9,043,000	(11,301,000)	12,714,000	312,906,000
Issuance of 11,700,000 shares of common stock	—	—	11,700,000	1,000	123,699,000	—	—	—	—	123,700,000
Repurchase of 51,958 common shares	—	—	(51,958)	—	—	—	—	(547,000)	—	(547,000)
Repurchase of 3,371,804 warrants	—	—	—	—	(6,132,000)	—	—	—	—	(6,132,000)
Stock compensation expense	—	—	—	—	5,055,000	—	—	—	—	5,055,000
Shares forfeited, net of 3,000 shares of common stock issued under the 2009 Equity Participation Plan	—	—	(1,950)	—	—	—	—	—	—	—
Other comprehensive income:										—
Foreign currency translation gain, net of tax of $902,000	—	—	—	—	—	—	1,508,000	—	—	1,508,000
Forward foreign currency loss, net of tax of $1,532,000	—	—	—	—	—	—	(2,318,000)	—	—	(2,318,000)
Unrealized holding losses on available for sale securities, net of tax of $2,132,000	—	—	—	—	—	—	(3,198,000)	—	—	(3,198,000)
Preferred stock dividends	—	—	—	—	—	(8,700,000)	—	—	—	(8,700,000)
Common stock dividends	—	—	—	—	—	(5,671,000)	—	—	—	(5,671,000)
Accretion of preferred stock issuance costs	—	—	—	—	44,000	(44,000)	—	—	—	—
Net income	—	—	—	—	—	6,346,000	—	—	1,132,000	7,478,000
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	4,465,000	4,465,000
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(5,142,000)	(5,142,000)
Distribution of marketable securities to noncontrolling interests	—	—	—	—	—	—	—	—	(2,843,000)	(2,843,000)
Effective restructuring on noncontrolling interests (Note 15)	—	—	—	—	—	—	—	—	(6,993,000)	(6,993,000)
Balance, December 31, 2011	132,550	—	51,825,998	5,000	407,335,000	9,708,000	5,035,000	(11,848,000)	3,333,000	413,568,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Equity (continued)

						Retained	Accumulated
					Additional	Earnings	Other
	Preferred Stock		Common Stock		Paid-in	(Accumulated	Comprehensive	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Stock	Interests	Total
Repurchase of 3,400 common shares	—	—	(3,400)	—	—	—	—	(47,000)	—	(47,000)
Repurchase of 612,900 warrants	—	—	—	—	(1,610,000)	—	—	—	—	(1,610,000)
Issuance of 8,625,000 shares of common stock	—	—	8,625,000	1,000	106,245,000	—	—	—	—	106,246,000
Common stock issued under Amended and Restated 2009 Equity Participation Plan	—	—	3,175,000	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	3,481,000	—	—	—	—	3,481,000
Other comprehensive income (loss):
Unrealized gain on marketable securities, net of tax of $2,286,000	—	—	—	—	—	—	3,263,000	—	—	3,263,000
Unrealized foreign currency translation loss, net of tax of $1,306,000	—	—	—	—	—	—	(1,453,000)	—	—	(1,453,000)
Unrealized forward contract foreign currency gain, net of tax of $3,734,000	—	—	—	—	—	—	5,724,000	—	—	5,724,000
Preferred stock dividends	—	—	—	—	—	(8,100,000)	—	—	—	(8,100,000)
Common stock dividends	—	—	—	—	—	(11,724,000)	—	—	—	(11,724,000)
Accretion of preferred stock issuance costs	—	—	—	—	44,000	(44,000)	—	—	—	—
Net income	—	—	—	—	—	4,250,000	—	—	2,589,000	6,839,000
Acquisition of noncontroling interests	—	—	150,000	—	(2,660,000)	—	—	2,039,000	148,000	(473,000)
Consolidation of Fund II	—	—	—	—	—	—	—	—	7,597,000	7,597,000
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	400,000	400,000
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,931,000)	(4,931,000)
Balance, December 31, 2012	132,550	$—	63,772,598	$6,000	$512,835,000	$(5,910,000)	$12,569,000	$(9,856,000)	$9,136,000	$518,780,000

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$6,839,000	$7,478,000	$6,485,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (gain) from sale of real estate	171,000	(355,000)	(1,223,000)
Gain from sale of real estate—related party	—	—	(723,000)
Gain on early extinguishment of debt	—	—	(16,670,000)
Loss on early extinguishment of debt	—	—	4,788,000
Acquisition related gain	(25,476,000)	(6,348,000)	(2,108,000)
Gain on sale of marketable securities	(4,353,000)	—	—
Depreciation and amortization	4,937,000	2,825,000	1,618,000
Provision for deferred income taxes	(481,000)	(4,672,000)	6,158,000
Amortization of deferred loan costs	1,205,000	812,000	262,000
Amortization of beneficial conversion of convertible subordinated debt	—	—	168,000
Amortization of discount and accretion of premium on issuance of the senior notes payable	5,000	41,000	—
Equity in joint venture income	(21,527,000)	(12,507,000)	(10,548,000)
Accretion of interest income on loan pool participations and notes receivable	(8,107,000)	(6,692,000)	(11,855,000)
Stock compensation expense	8,147,000	5,055,000	8,094,000
Change in assets and liabilities:
Accounts receivable	(881,000)	(973,000)	(1,039,000)
Accounts receivable—related party	(6,767,000)	(8,945,000)	(2,784,000)
Income tax receivable	—	—	6,848,000
Operating distributions from joint ventures	30,432,000	3,567,000	5,931,000
Operating distributions from loan pool participation	18,594,000	2,395,000	266,000
Other assets	(3,120,000)	(3,849,000)	1,432,000
Accounts payable	(36,000)	207,000	644,000
Accrued expenses and other liabilities	1,448,000	12,093,000	93,000
Accrued salaries and benefits	5,737,000	3,857,000	6,320,000
Net cash provided by (used in) operating activities	6,767,000	(6,011,000)	2,157,000
Cash flows from investing activities:
Additions to notes receivable	(167,861,000)	(6,145,000)	(25,636,000)
Settlements of notes receivable	7,074,000	3,625,000	8,438,000
Additions to notes receivable—related party	(17,062,000)	(35,273,000)	(5,914,000)
Settlements of notes receivable—related party	9,093,000	4,867,000	8,721,000
Net proceeds from sale of real estate held for sale	—	—	3,639,000
Net proceeds from sale of real estate—related party	—	—	9,548,000
Net proceeds from sale of real estate	18,733,000	7,053,000	—
Purchases of and additions to real estate	(118,959,000)	(2,680,000)	(23,764,000)
Investment in marketable securities	—	(32,775,000)	—
Short-term investments	(10,000,000)	—	—
Proceeds from sale of marketable securities	34,108,000	—	—
Investing distributions from joint ventures	48,696,000	32,713,000	10,177,000
Contributions to joint ventures	(178,722,000)	(105,386,000)	(83,891,000)
Investing distributions from loan pool participation	58,142,000	66,418,000	—
Contributions to loan pool participation	(72,970,000)	(130,551,000)	(16,154,000)
Net cash used in investing activities	(389,728,000)	(198,134,000)	(114,836,000)
Cash flow from financing activities:
Borrowings under senior notes payable	160,250,000	249,344,000	—
Borrowings under notes payable	—	—	4,250,000
Repayment of notes payable	—	(24,783,000)	(5,600,000)
Borrowings under lines of credit	85,811,000	74,000,000	48,250,000
Repayment of lines of credit	(85,811,000)	(101,750,000)	(30,500,000)
Borrowings under mortgage loans payable	157,739,000	17,076,000	20,016,000
Repayment of mortgage loans payable	—	(37,577,000)	(24,735,000)
Repayment of convertible subordinated debt	—	—	(32,550,000)
Debt issue costs	(7,259,000)	(7,739,000)	(644,000)
Issuance of preferred stock	—	—	132,294,000
Issuance of common stock	106,246,000	123,100,000	—
Repurchase of common stock	(47,000)	(547,000)	(11,301,000)
Repurchase of warrants	(1,610,000)	(6,132,000)	(11,500,000)
Dividends paid	(21,897,000)	(11,698,000)	(4,533,000)
Acquisition of noncontrolling interests	(473,000)	—	—
Contributions from noncontrolling interests	400,000	4,465,000	10,955,000
Distributions to noncontrolling interests	(4,931,000)	(5,142,000)	(3,242,000)
Net cash provided by financing activities	388,418,000	272,617,000	91,160,000
Effect of currency exchange rate changes on cash and cash equivalents	(528,000)	486,000	10,703,000
Net change in cash and cash equivalents	4,929,000	68,958,000	(10,816,000)
Cash and cash equivalents, beginning of year	115,926,000	46,968,000	57,784,000
Cash and cash equivalents, end of year	$120,855,000	$115,926,000	$46,968,000

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Year ended December 31,
	2012	2011	2010
Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on marketable securities, net of tax	$3,263,000	$(3,198,000)	$6,000
Accretion of preferred stock issuance costs	44,000	44,000	25,000
Acquisitions of property by assumption of mortgage loan and note payable	33,817,000	—	—
Sale of condo unit with seller back financing	1,193,000	—	—
Acquisition of properties in lieu of settlement of notes receivable and interest receivable	36,941,000	—	—

In November 2012, due to a change of control, Kennedy Wilson began to consolidate KW Property Fund II, LP, a limited partnership that had been previously accounted for using the equity method. As a result of obtaining control of this entity, Kennedy Wilson applied Business Combinations guidance and assumed assets and liabilities as described in note 4.

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
In December 2011, Kennedy-Wilson declared dividends on its common stock totaling $2,073,000. The dividends were paid subsequent to December 31, 2011.
During 2011, Kennedy-Wilson deconsolidated a balance of $7.0 million of non-controlling interest.
During 2011, Kennedy-Wilson distributed $2.8 million of the Bank of Ireland stock to a noncontrolling entity comprised of Kennedy-Wilson executives.
During 2011, Kennedy-Wilson foreclosed on two condominiums reducing notes receivable by $1.4 million and increasing real estate by $1.4 million.
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

Supplemental cash flow information:
	Year ended December 31,
	2012	2011	2010
Cash paid during the year for:
Interest	$28,717,000	$17,006,000	$8,400,000
Interest capitalized	2,258,000	2,716,000	790,000
Income taxes	100,000	30,000	25,000

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
NOTE 1—ORGANIZATION
Kennedy-Wilson Holdings, Inc., a Delaware corporation, and its subsidiaries (“Kennedy Wilson,” “KWH” or the "Company"), provide various commercial and residential real estate services including property management, asset management, brokerage and marketing in the United States, the United Kingdom, Ireland, Spain and Japan primarily to institutional investors, financial institutions, pension funds, and developers. Kennedy Wilson, principally through joint venture investments, also acquires, renovates and resells commercial and residential real estate, and invests in loan pools and discounted loan portfolios. Additionally, from time to time Kennedy Wilson will acquire real estate and real estate related investments without partners.

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION—The consolidated financial statements include the accounts of Kennedy Wilson and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, Kennedy Wilson evaluates its relationships with other entities to identify whether they are variable interest entities (VIE) as defined by FASB Accounting Standards Codification (ASC) Subtopic 810 – Consolidation and to assess whether it is the primary beneficiary of such entities. In determining whether Kennedy Wilson is the primary beneficiary of a VIE, qualitative and quantitative factors are considered, including, but not limited to: the amount and characteristics of Kennedy-Wilson's investment; the obligation or likelihood for Kennedy Wilson to provide financial support; Kennedy Wilson's ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of Kennedy Wilson. Significant judgments related to these determinations include estimates about the future fair values and performance of real estate held by these VIEs and general market conditions. As of December 31, 2012, Kennedy-Wilson has determined that it does not have any VIEs except as discussed in the joint ventures policy below.
USE OF ESTIMATES—The preparation of the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosure about contingent assets and liabilities, and reported amounts of revenues and expenses. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. The after-effects of the recent global financial crisis, including highly volatile credit, equity and foreign currency markets and a slow and uneven global economic recovery, have increased the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates will be reflected in the financial statements in future periods.
REVENUE RECOGNITION—Revenue primarily consists of management fees, performance fees, commission revenue, rental income and sales of real estate.
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
Performance fees or carried interest are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds and loan pool participations based on the cumulative performance of the fund and loan pools and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, Kennedy Wilson calculates the performance fee that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy-Wilson to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. Substantially all of the performance fees are recognized in management and leasing fees and substantially all of the carried interest is recognized in equity in joint venture income in our consolidated statements of operations. Total performances fees recognized to date through December 31, 2012 that may be reversed in future periods if there is negative fund performance totaled $12.8 million. Performance fees accrued

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

as of December 31, 2012 and 2011 were $8.6 million and $4.2 million, respectively, and are included in accounts receivable—related parties in the accompanying consolidated balance sheet.
Commissions primarily consist of acquisition fees, auction and real estate sales commissions and leasing commissions. Acquisition fees are earned for identifying and closing investments on behalf of investors and are based on a fixed percentage of the acquisition price. Acquisition fees are recognized upon the successful completion of an acquisition after all required services have been performed. In the case of auction and real estate sales commissions, the revenue is generally recognized when escrow closes. In accordance with the guidelines established for Reporting Revenue Gross as a Principal versus Net as an Agent in the ASC Subtopic 605-45, Kennedy Wilson records commission revenues and expenses on a gross basis. Of the criteria listed in the Subtopic 605-45, Kennedy Wilson is the primary obligor in the transaction, does not have inventory risk, performs all or part of the service, has credit risk, and has wide latitude in establishing the price of services rendered and discretion in selection of agents and determination of service specifications. Leasing fees that are payable upon tenant occupancy, payment of rent or other events beyond Kennedy Wilson's control are recognized upon the occurrence of such events.
Rental income from operating leases is generally recognized on a straight-line basis over the terms of the leases.
Sales of real estate are recognized at the close of escrow when title to the real property passes to the buyer and there is no continuing involvement in the real property. Kennedy Wilson follows the requirements for profit recognition as set forth by the Sale of Real Estate ASC Subtopic 360-20.
REAL ESTATE ACQUISITIONS—When acquiring a property, the purchase price of acquired properties is recorded to land, buildings and building improvements and intangible lease value (value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values in accordance with Business Combinations ASC Subtopics 805-10. Acquisition-related costs are expensed as incurred.
The valuations of real estate are based on management estimates of the real estate assets using income and market approaches. The indebtedness securing the real estate are valued, in part, based on third party valuations and management estimates also using an income approach.
INVESTMENTS IN JOINT VENTURES—Kennedy Wilson has a number of joint venture interests, that were formed to acquire, manage, and/or sell real estate and invest in loan pools and discounted loan portfolios. Investments in joint ventures which Kennedy Wilson does not control are accounted for under the equity method of accounting as Kennedy Wilson can exercise significant influence, but does not have the ability to control the joint venture. An investment in a joint venture is recorded at its initial investment and is increased or decreased by Kennedy Wilson’s share of income or loss, plus additional contributions and less distributions. A decline in the value of an investments in a joint venture that is other than temporary is recognized when evidence indicates that such a decline has occurred in accordance with Equity Method Investments ASC Subtopic 323-10. As of December 31, 2012, Kennedy Wilson also had investments in five joint venture investments which are VIEs in which Kennedy Wilson is not the primary beneficiary and therefore accounts for them under the equity method as well.
Profits on the sale of real estate held by joint ventures in which Kennedy Wilson has continuing involvement are deferred until such time that the continuing involvement has been concluded and all the risks and rewards of ownership have passed to the buyer. Profit on sales to joint ventures in which Kennedy Wilson retains an equity ownership interest results in partial sales treatment in accordance with Sale of Real Estate ASC Subtopic 360-20, thus deferring a portion of the gain as a result of Kennedy Wilson’s continuing ownership percentage in the joint ventures.
Kennedy Wilson has three investments in joint ventures, KW Property Fund III, L.P. (KW Fund III), Kennedy Wilson Real Estate Fund IV, L.P. (Fund IV) and SG KW Venture I, LLC (the Funds) that are investment companies under the Investment Companies ASC Subtopic 946-10. Thus, the Funds reflect their investments at fair value, with unrealized gains and losses resulting from changes in fair value reflected in their earnings. Kennedy Wilson has retained the specialized accounting for the Funds pursuant to Retention of Specialized Accounting for Investments in Consolidation ASC Subtopic 810-10 in recording its equity in joint venture income from the Funds.
Additionally, Kennedy Wilson elected the fair value option for two investments in joint venture entities that were acquired during 2008. Kennedy-Wilson elected to record these investments at fair value to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations.
INVESTMENTS IN LOAN POOL PARTICIPATIONS AND NOTES RECEIVABLE—Interest income from investments in loan pool participations and note receivable are recognized on a level yield basis under the provisions of Loans and Debt Securities Acquired with Deteriorated Credit Quality ASC Subtopic 310-30, where a level yield model is utilized to determine a

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

yield rate which, based upon projected future cash flows, accretes interest income over the estimated holding period. In the event that the present value of those future cash flows is less than net book value, a loss would be immediately recorded. When the future cash flows of a note cannot be reasonably estimated, cash payments are applied to the cost basis of the note until it is fully recovered before any interest income is recognized. Interest income from investments in notes receivable acquired at a discount are recognized using the effective interest method. Interest income from investments in notes receivable which the Company originates are recognized at the stated interest rate.
FAIR VALUE MEASUREMENTS—Kennedy Wilson accounts for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis under the provisions of Fair Value Measurements ASC Subtopic 820-10. Subtopic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When estimating fair value in the absence of an orderly transaction between market participants, valuations of real estate are based on management estimates of the real estate assets using income and market approaches. The indebtedness securing the real estate and the investments in debt securities are valued, in part, based on third party valuations and management estimates also using an income approach.
GOODWILL—Goodwill results from the difference between the purchase price and the fair value of net assets acquired based upon the purchase method of accounting for business combinations. In accordance with Accounting for Goodwill ASC Subtopic 350-20, goodwill is reviewed for impairment on an annual basis. In testing for impairment, goodwill is assigned to the reporting unit based upon the amount of goodwill generated at the time of acquisition of the businesses by the reporting unit. The Company first perform a qualitative assessment annually at each reporting unit that has goodwill to determine if facts and circumstances indicate that goodwill is more likely than not impaired. If the qualitative assessment indicates that goodwill of a reporting unit is not more likely than not impaired, we do not perform a quantitative impairment test for the reporting unit. If the qualitative assessment indicates that goodwill of a reporting unit is more likely than not impaired, we perform the first step, or step 1, of the quantitative goodwill impairment test. The Company performs its annual review of impairment at year end and when a triggering event occurs between annual year end reviews. As a result of the evaluation performed as described above, Kennedy Wilson has determined that there was no impairment of goodwill as of December 31, 2012, 2011 and 2010.
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
SHORT TERM INVESTMENTS—Short term investments, which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value.
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
ACCOUNTS RECEIVABLE—Accounts receivable are recorded at the contractual amount as determined by the underlying agreements and do not bear interest. An allowance for doubtful accounts is provided when the Company determines there are probable credit losses in the Company’s existing accounts receivable and is determined based on historical experience. The Company reviews its accounts receivable for probable credit losses on a quarterly basis. As of December 31, 2012, the Company had an immaterial allowance for doubtful accounts and during the years ended December 31, 2012, 2011 and 2010 had recorded no provision for doubtful accounts.
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

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

NONCONTROLLING INTERESTS—Noncontrolling interests are reported within equity as a separate component of Kennedy-Wilson's equity in accordance with Noncontrolling Interests in Consolidated Financial Statements ASC Subtopic 810-10. Revenues, expenses, gains, losses, net income or loss, and other comprehensive income are reported in the consolidated statements of operations at the consolidated amounts and net income and comprehensive income attributable to noncontrolling interests are separately stated.
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
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES—Kennedy Wilson has joint ventures that hold derivatives to reduce their exposure to foreign currencies. All derivative instruments are recognized as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated in hedging relationships, changes in fair value of cash flow hedges or net investment hedges are recognized in accumulated other comprehensive income, to the extent the derivative is effective at offsetting the changes in the item being hedged until the hedged item affects earnings. Changes in fair value for fair value hedges are recognized in earnings.
GUARANTEES—Kennedy-Wilson has certain guarantees associated with loans secured by assets held in various joint venture investments. The maximum potential amount of future payments (undiscounted) Kennedy Wilson could be required to make under the guarantees was $55.5 million and $26.7 million at December 31, 2012 and 2011, respectively. The guarantees expire through 2017 and Kennedy Wilson’s performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sales proceeds of the asset. Based upon Kennedy Wilson’s evaluation of guarantees under Estimated Fair Value of Guarantees ASC Subtopic 460-10, the estimated fair value of guarantees made as of December 31, 2012 and 2011 is immaterial.
CONCENTRATION OF CREDIT RISK—Financial instruments that subject Kennedy Wilson to credit risk consist primarily of accounts and notes receivable and cash equivalents. Credit risk is generally diversified due to the large number of entities composing Kennedy Wilson’s customer base and their geographic dispersion throughout the United States, the United Kingdom, Ireland and Japan. Kennedy Wilson performs ongoing credit evaluations of its customers and debtors.
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

FOREIGN CURRENCIES—The financial statements of subsidiaries located outside the United States are measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The foreign currencies include the Euro, the British pound sterling, and the Japanese yen. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in the consolidated statements of equity and comprehensive income as a component of accumulated other comprehensive income.

COMPREHENSIVE (LOSS) INCOME—Comprehensive (loss) income consists of net income (loss) and other comprehensive income (loss). In the accompanying consolidated balance sheets, accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains (losses) on available for sale securities and derivative instruments.

REPURCHASE OF EQUITY INSTRUMENTS—Upon the decision to retire repurchased equity instruments, Kennedy Wilson records the retirement as a reduction to additional paid in capital.
SHARE-BASED PAYMENT ARRANGEMENTS—Kennedy Wilson accounts for its share-based payment arrangements under the provisions of Share-Based Payments ASC Subtopic 718-10. Compensation cost for employee service received in exchange for an award of equity instruments is based on the grant-date fair value of the share-based award that is ultimately settled in equity of Kennedy Wilson. The cost of employee services is recognized over the period during which an employee provides

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

service in exchange for the share-based payment award. Share-based payment arrangements with only services conditions that vest ratably over the requisite service period are recognized on the straight-line basis and performance awards that vest ratably are recognized on a tranche by tranche basis over the performance period. Unrecognized compensation costs for share-based payment arrangements that have been modified are recognized over the original service or performance period.

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
RECENT ACCOUNTING PRONOUNCEMENTS—In May 2011, the FASB issued Accounting Standards Codification (ASC) Update No. 2011-04, Fair Value Measurement - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IRFS. Update No. 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Update 2011-04 is intended to result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The adoption of this update did not have a material impact to our financial statements.
In June 2011, the FASB issued Accounting Standards Codification (ASC) Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Update No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Update 2011-05 requires an entity to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The Company has adopted this approach and the required disclosure is presented herein.
In September 2011, the FASB issued Accounting Standards Codification (ASC) Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which is intended to simplify goodwill impairment testing. Entities will be permitted to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. The adoption of this update did not have a material impact on our financial statements.
RECLASSIFICATIONS—Certain balances included in prior years' financial statements have been reclassified to conform with the current year's presentation.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

NOTE 3—NOTES RECEIVABLE
Notes receivable consists of the following:

	December 31,
	2012	2011
Note receivable, variable interest rate of 5.00% over LIBOR, interest only, due December 2016, secured by a shopping center and 107 residential units in the United Kingdom	$122,770,000	$—
Note receivable, fixed interest rate of 10.75%, interest only, due April 2013, secured by a hotel in San Diego, California	4,275,000	—
Note receivable, fixed interest rate of 10.50%, interest only, due December 2013, secured by two office/research and development buildings in San Jose, CA	3,759,000	—
Note receivable, fixed interest rate of 11.50%, interest only, due November 2013, secured by 25 acres of land and an adjacent 204-slip marina in Portland, Oregon	3,000,000	—
Note receivable, fixed interest rate of 4%, interest only, due June 2017	1,193,000	—
Note receivable, fixed interest rate of 8%, interest only, due May 2013, secured by personal guarantees of borrowers	900,000	1,000,000
Notes receivable, fixed interest rate of 12%, with various maturities secured by a 16-unit condominium in Los Angeles, California - repaid in 2012	—	6,076,000
Other	710,000	862,000
Total notes receivable	136,607,000	7,938,000
Note receivable from KW Property Fund II, LP, fixed interest rate of 15%, principal and accrued interest interest due October 2013	—	22,674,000
Note receivable from KW Property Fund I, LP, fixed interest rate of 9%, principal and accrued interest interest due August 2012	—	8,127,000
Note receivable from a joint venture investment, fixed interest rate of 9%, principal and accrued interest due August 2012, secured by deed of trust	—	2,468,000
Total notes receivable from related parties	—	33,269,000
	$136,607,000	$41,207,000

In December 2012, Kennedy Wilson acquired a loan secured by a shopping center with 107 residential units in the United Kingdom. At the time of the acquisition, Kennedy Wilson invested $43.6 million of equity and borrowed $79.3 million in order to finance the transaction. As of December 31, 2012, both the note receivable and mortgage payable are consolidated on Kennedy Wilson's consolidated balance sheet. Subsequent to December 31, 2012, Kennedy Wilson sold a 50% interest in the note receivable to an institutional investor.
On November 30, 2012, due to a change of control, Kennedy Wilson began to consolidate KW Property Fund II, LP, a limited partnership that had been previously accounted for using the equity method and to whom Kennedy Wilson had advanced a total of $39.6 million as of the date of the change of control. As a result of this transaction, Kennedy Wilson's notes receivable balance have been eliminated upon consolidation of the entity (see Note 4).

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

NOTE 4—REAL ESTATE
The following table summarizes Kennedy Wilson's investment in consolidated real estate properties at December 31, 2012 and 2011:

	December 31,
	2012	2011
Land	$99,595,000	$65,908,000
Buildings	193,302,000	53,112,000
Building improvements	3,964,000	2,295,000
	296,861,000	121,315,000
Less accumulated depreciation	(7,412,000)	(5,435,000)
Real estate, net	$289,449,000	$115,880,000

Real property, including land, buildings, and building improvements, are included in real estate and are generally stated at cost.  Buildings and building improvements are depreciated on the straight-line method over their estimated lives not to exceed 40 years.

Depreciation expense on buildings and and building improvements for the years ended December 31, 2012, 2011 and 2010 was $2.0 million, $1.4 million and $1.3 million, respectively.

2012 Consolidated Acquisitions

During 2012, the Company acquired three apartment buildings: a 178-unit apartment building in Oakland, California, for $31.0 million, a 366 unit apartment building in Salt Lake City, Utah, for $43.5 million, and a 217-unit apartment building in Renton, Washington, for $44.4 million. In addition, Kennedy Wilson acquired one office building in North Hollywood, California, consisting of approximately 175,000 square feet for $48.0 million.

The purchase price of acquired properties is recorded to land, buildings and building improvements and intangible lease value (value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values in accordance with Business Combinations ASC Subtopics 805-10. Acquisition-related costs are expensed as incurred. The fair value was in excess of the purchase price for the acquisition of the Renton apartment building, which was an off-market transaction, and therefore we recognized a gain of approximately $2.6 million in the accompanying consolidated statements of operations for the year ended December 31, 2012. In addition, the Company incurred and expensed acquisition related costs of $0.7 million for the year ended December 31, 2012.

The Company considers its allocation of the purchase price of properties acquired in 2012 to be preliminary, particularly with respect to the valuation of in-place lease values and the allocation of value between land and buildings. The following table summarizes Kennedy Wilson's acquisitions during 2012 as described above:

Land	$32,433,000
Buildings	125,683,000
Acquired in-place lease values	8,180,000
Total purchase price	166,296,000
Mortgage notes placed/assumed	(110,029,000)
Total cash paid	$56,267,000

In addition, on November 30, 2012, due to a change of control, Kennedy Wilson began to consolidate KW Property Fund II, LP, (Fund II) a limited partnership that had been previously accounted for using the equity method and to whom Kennedy Wilson had advanced $39.6 million in notes receivable as of November 30, 2012 (see Note 3). This entity directly owns two office buildings which are encumbered by mortgage loans and has investments in real estate joint ventures which in aggregate own seven

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

office properties. As a result of obtaining control of this entity, Kennedy Wilson applied Business Combinations guidance which requires assets and liabilities to be consolidated at fair value. Accordingly, $0.6 million in cash and cash equivalents, $2.7 million in other assets, $11.1 million in real estate, net, $75.4 million in investment in joint ventures, $1.6 million in accrued expenses and other liabilities, $5.827 million in notes payable, $8.9 million in mortgage loans payable and $7.6 million in noncontrolling interests were recorded as a result of the consolidation.

As the fair value was in excess of the carrying value of Kennedy Wilson's equity method ownership interest, Kennedy Wilson recorded an acquisition related gain in the amount of $22.8 million in the accompanying consolidated statements of operations for the year ended December 31, 2012. See Note 7 - Fair Value Measurements for further of the methodology used to determine the fair value of the assets and liabilities acquired in this transaction.

The results of operations of the properties acquired have been included in our consolidated financial statements since the date of their acquisition. The unaudited pro forma data presented below assumes that the acquisitions occurred as January 1, 2011. There was $2.1 million of revenues, $0.2 million of equity in joint venture income and $0.9 million of net loss attributable to common shareholders related to the acquisitions for the year ended December 31, 2012 reported in Kennedy Wilson’s consolidated statements of operations. The Company’s unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had these acquisitions been consummated at the beginning of the periods presented.

	Unaudited
	Year Ended December 31,
Dollars in thousands, except for per share data	2012	2011
Pro forma revenues	$79,357	$78,482
Pro forma equity in joint venture income	$17,063	$7,719
Pro forma net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(11,387)	$(12,447)
Pro forma net loss per share:
Basic	$(0.21)	$(0.29)

2011 Consolidated Acquisitions

During 2011, Kennedy Wilson acquired a 100% interest in an approximate 200,000 square foot office portfolio in Oakland, California (the "Portfolio") from a related party fund (the "Seller") in which Kennedy Wilson has a 5% ownership interest and the fund was accounted for under the equity method. The assets and liabilities of the Portfolio since the date of acquisition have been consolidated at fair value in accordance with Business Combinations guidance. The amounts of $15.0 million in building, $2.5 million in acquired intangibles, $6.2 million in land, $0.6 million in cash and cash equivalents, $0.1 million in accounts receivables and other assets, $16.0 million in mortgage loans payable, and $1.1 million in other liabilities were recorded as a result of the combination. Direct costs of the business combination have been charged to operations in the period that such costs were incurred. Additionally, Kennedy Wilson will pay the Seller 15% of all profits realized by Kennedy-Wilson in excess of a 10% internal rate of return upon disposition of the investment. Accordingly, Kennedy Wilson had recorded a liability of $0.2 million and $0.7 million, at fair value, for the 15% contingent interest as of December 31, 2012 and 2011, respectively. This interest will be re-evaluated on an on-going basis.

As the fair value was in excess of price paid, Kennedy Wilson recorded a acquisition related gain in the amount of $6.3 million in the accompanying consolidated statements of operations for the year ended December 31, 2011. Fair value was determined using the income approach.

2010 Acquisitions
During 2010, Kennedy Wilson acquired its partners interest to obtain 100% of the interest in Fairways 340, LLC ("Fairways") that was previously accounted for under the equity method. The assets, liabilities, and results of the operations of Fairways at the date of acquisition were consolidated at fair value and direct costs of the business combination have been charged to operations in the period that such costs were incurred in accordance with Business Combinations guidance. Kennedy Wilson had a 49.83% ownership interest and equity with a fair value of $8.9 million before the combination and the combination was considered to be achieved in stages. As a result of remeasuring its basis at fair value (utilizing an income approach) upon the combination, Kennedy

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

Wilson recorded an acquisition related gain in the amount of $2.1 million in the accompanying consolidated statements of operations for the year ended December 31, 2010.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

NOTE 5—INVESTMENTS IN JOINT VENTURES
Kennedy Wilson has a number of joint venture interests, generally ranging from 5% to approximately 50%, that were formed to acquire, manage, and/or sell real estate and invest in loan pools and discounted loan portfolios. Kennedy Wilson has significant influence over these entities, but not control, and accordingly, these investments are accounted for under the equity method. The Company also accounts for four investments which are more than 50% owned under the equity method and they are further discussed below.
As of December 31, 2012 and 2011, Kennedy Wilson's equity investment in joint ventures totaled $543.2 million and $343.4 million, respectively. The largest equity investment, KW Residential, LLC ("KWR"), had a balance of $102.7 million and $112.1 million as of December 31, 2012 and 2011, respectively. Kennedy Wilson owns approximately 41% of KWR. KWR is a joint venture investment in a portfolio of 50 apartment buildings comprised of approximately 2,400 units, located primarily in Tokyo and surrounding areas. During the year ended December 31, 2012 and 2011, Kennedy Wilson received cash distributions of $11.4 million and $9.3 million, respectively, from this joint venture investment. Additionally, during the year ended December 31, 2012 and 2011, Kennedy Wilson recognized $9.6 million in losses and $6.2 million in gains, respectively from foreign currency translation adjustments from its investment in KWR. The foreign currency losses and gains are included in other comprehensive income in the accompanying consolidated statements of equity and consolidated statements of comprehensive income. As of December 31, 2012, the Company did not have any other investments which individually exceeded 10% of the investment in joint venture balance.
During the year ended December 31, 2012 and 2011, Kennedy Wilson made $178.7 million and $105.4 million, respectively, in contributions to new and existing joint venture investment of which $149.5 million and $63.6 million, respectively, were contributed to new joint ventures, respectively, and were invested in the following types of properties:

		Year Ended December 31, 2012		Year Ended December 31, 2011
			Kennedy Wilson		Kennedy Wilson
Investment Type	Region	Number of Properties	Initial Contribution	Number of Properties	Initial Contribution
Multifamily Properties	Western U.S.	5	$22,873,000	8	$19,935,000
Multifamily Properties	Ireland	2	34,328,000	—	—
Residential	Western U.S.	2	19,625,000	2	17,942,000
Commercial Properties	Western U.S.	9	26,894,000	5	25,756,000
Commercial Properties	Ireland	2	45,827,000	—	—
Total		20	$149,547,000	15	$63,633,000

During the year ended December 31, 2012 and 2011, Kennedy Wilson contributed $29.2 million and $41.8 million, respectively, to existing joint ventures to pay off existing debt, fund working capital and to acquire the interests of other members in joint ventures.
During the year ended December 31, 2012 and 2011, Kennedy Wilson received $79.1 million and $36.3 million, respectively, in distributions from its joint ventures. During 2012, $34.1 million of the distributions resulted from the sale of five multifamily properties located in the Western United States and the sale of the Company's interest in a joint venture which held a multifamily property located in the Western Unites States. Kennedy Wilson's share of the gain recognized from these sales was $13.1 million, which is included in equity in joint venture income in the consolidated statements of operations. The remaining $45.0 million of distributions resulted from positive operating performance at the properties and return of investments in connection with the refinancing of debt at the properties.
On November 30, 2012, due to a change of control, Kennedy Wilson began to consolidate Fund II, a limited partnership that had been previously accounted for using the equity method. See Note 4 for further discussion.
During the year ended December 31, 2012, the Company acquired 49.5% of the non-managing membership interests in Bay Area Smart Growth Fund II, LLC. Prior to the acquisition, Kennedy Wilson had a 5% managing member interest and served as the non-controlling managing member. The terms of the partnership agreement require a vote of the majority interest of the non-managing members, whose commitments are greater than 50% of the aggregate capital commitments, in order to direct and control key decision making over the partnership. Since Kennedy Wilson acquired only 49.5% of the non-managing member interests, the Company has concluded that it does not control Bay Area Smart Growth Fund II, LLC and will continue to account for its

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

interest in the entity as an equity method investment. As of December 31, 2012 and 2011, Kennedy Wilson's investment in this joint venture was $12.9 million and $1.0 million, respectively.
In addition, during the year ended December 31, 2012, the Company, as a member, acquired a greater than 50% interest in three joint ventures, which own retail properties. Due to certain voting rights, control does not rest with the managing member nor with the other members and, as such, neither party has control. Since the Company concluded that it does not control these entities despite its greater than 50% ownership interest, it will account for its interest as equity method investments. At December 31, 2012, Kennedy Wilson's investment in these joint ventures were $7.8 million.
Kennedy Wilson has determined that it has investments in five variable interest entities as of December 31, 2012 and has concluded that Kennedy Wilson is not the primary beneficiary of any of the investments. As of December 31, 2012, the variable interest entities had assets totaling $326.9 million with Kennedy Wilson’s exposure to loss as a result of its interests in these variable interest entities totaling $109.9 million related to its equity contributions.
As of December 31, 2012, Kennedy Wilson has unfulfilled capital commitments totaling $8.3 million to four of its joint ventures. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of Kennedy Wilson capital commitment obligations.
Kennedy Wilson has certain guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) Kennedy Wilson could be required to make under the guarantees was approximately $55.5 million as of December 31, 2012. The guarantees expire through 2017 and Kennedy Wilson’s performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds from the property. Based upon Kennedy Wilson’s evaluation of guarantees under Estimated Fair Value of Guarantees ASC Subtopic 460-10, the estimated fair value of guarantees made as of December 31, 2012 and December 31, 2011 is immaterial.
Investments in which Kennedy-Wilson does not have significant influence are accounted for under the cost method of accounting. As of December 31, 2012 and 2011, Kennedy Wilson had three investments accounted for under the cost method with a carrying value totaling $5.7 million and $4.5 million, respectively.
Summarized financial data of the joint ventures is as follows:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

	December 31, 2012			December 31, 2011
	Greater than 20% (1)	Other	Total	Greater than 20% (1)	Other	Total
Balance sheets for equity method investments:
Assets
Cash and restricted cash	$7,727,000	$75,650,000	$83,377,000	$1,923,000	$63,369,000	$65,292,000
Real estate	311,080,000	3,065,241,000	3,376,321,000	314,975,000	2,878,497,000	3,193,472,000
Loan pool participation (2)	137,119,000	—	137,119,000	344,831,000	—	344,831,000
Other	11,594,000	210,671,000	222,265,000	5,308,000	167,678,000	172,986,000
Total assets (3)	$467,520,000	$3,351,562,000	$3,819,082,000	$667,037,000	$3,109,544,000	$3,776,581,000

Liabilities
Debt	$139,796,000	$1,977,491,000	$2,117,287,000	$449,991,000	$1,737,194,000	$2,187,185,000
Other	4,156,000	61,607,000	65,763,000	4,641,000	68,517,000	73,158,000
Total liabilities	143,952,000	2,039,098,000	2,183,050,000	454,632,000	1,805,711,000	2,260,343,000
Partners’ capital
Kennedy Wilson - investments in joint ventures	35,208,000	483,666,000	518,874,000	24,340,000	303,731,000	328,071,000
Other partners	176,591,000	828,798,000	1,005,389,000	68,825,000	1,000,102,000	1,068,927,000
Total partners' capital-investments in joint ventures	211,799,000	1,312,464,000	1,524,263,000	93,165,000	1,303,833,000	1,396,998,000
Kennedy Wilson - investments in loan pool participation (2)	60,353,000	—	60,353,000	61,262,000	—	61,262,000
Other partners	51,416,000	—	51,416,000	57,978,000	—	57,978,000
Total partners' capital - investments in loan pool participation	111,769,000	—	111,769,000	119,240,000	—	119,240,000
Total liabilities and partners’ capital	$467,520,000	$3,351,562,000	$3,819,082,000	$667,037,000	$3,109,544,000	$3,776,581,000
Total investments are comprised of the following:

	December 31, 2012			December 31, 2011
	Greater than 20% (1)	Other	Total	Greater than 20% (1)	Other	Total
Equity method	$35,208,000	$483,666,000	$518,874,000	$24,340,000	$303,731,000	$328,071,000
Unrealized gain on fair value option	18,649,000	—	18,649,000	10,794,000	—	10,794,000
	53,857,000	483,666,000	537,523,000	35,134,000	303,731,000	338,865,000
Cost method	—	5,670,000	5,670,000	—	4,502,000	4,502,000
Total Investments in joint ventures	$53,857,000	$489,336,000	$543,193,000	$35,134,000	$308,233,000	$343,367,000

Loan pool participation (2)	$60,353,000	$—		$61,262,000	$—
—————
(1)    Equity in income from the joint venture or income from loan pool participation for the year ended December 31, 2012, 2011 or 2010 exceeds 20% of Kennedy-Wilson's income from continuing operations before income taxes for the year ended December 31, 2012, 2011 or 2010. No individual investments in joint ventures or loan pool participation exceeds 20% of the total assets of Kennedy-Wilson as of December 31, 2012 or 2011.
(2)    This loan pool has been included in the investment in joint ventures footnote greater than 20% column as this entity was determined to be a significant subsidiary for purposes of S-X §210.3-09. See further discussion on this loan pool participation in note 6. The other investments in loan pool participation were excluded as they were determined to be not significant subsidiaries.
(3)    The balance sheets and income statements include all investments in joint ventures as well as an investment in a loan pool participation, which was determined to be significant subsidiaries for the purposes of S-X §210.3-09.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Greater than 20% (1)	Other	Total	Greater than 20% (1)	Other	Total
Statements of income:
Revenues	$38,235,000	$532,491,000	$570,726,000	$45,817,000	$249,096,000	$294,913,000
Depreciation	(4,138,000)	72,562,000	68,424,000	10,238,000	48,361,000	58,599,000
Interest	22,031,000	87,893,000	109,924,000	13,950,000	69,282,000	83,232,000
Other expenses	(652,000)	337,611,000	336,959,000	16,542,000	127,785,000	144,327,000
Total expenses	17,241,000	498,066,000	515,307,000	40,730,000	245,428,000	286,158,000
Gains on extinguishment of debt	—	—	—	—	9,351,000	9,351,000
Net income (3)	$20,994,000	$34,425,000	$55,419,000	$5,087,000	$13,019,000	$18,106,000
Net income allocation:
Kennedy Wilson - investments in joint ventures	$(3,315,000)	$16,987,000	$13,672,000	$1,274,000	$7,823,000	$9,097,000
Other partners	16,198,000	17,438,000	33,636,000	3,302,000	5,196,000	8,498,000
Net income from investments in joint ventures	$12,883,000	$34,425,000	$47,308,000	$4,576,000	$13,019,000	$17,595,000
Kennedy Wilson - investments in loan pool participation (2)	$7,869,000			$1,400,000
Other partners	242,000			(889,000)
Net income from investments in loan participation	8,111,000			511,000
Net income (3)	$20,994,000			$5,087,000

	Year Ended December 31, 2010
	Greater than 20% (1)	Other	Total
Statements of income:
Revenues	$58,843,000	$142,098,000	$200,941,000
Depreciation	16,318,000	40,512,000	56,830,000
Interest	18,412,000	48,806,000	67,218,000
Other expenses	34,615,000	77,670,000	112,285,000
Total expenses	69,345,000	166,988,000	236,333,000
Gains on extinguishment of debt	9,092,000	4,734,000	13,826,000
Net loss	$(1,410,000)	$(20,156,000)	$(21,566,000)
Net income allocation:
Kennedy Wilson	$5,568,000	$2,503,000	$8,071,000
Other partners	(6,978,000)	(22,659,000)	(29,637,000)
Net loss	$(1,410,000)	$(20,156,000)	$(21,566,000)
Equity in joint venture income for the years ended December 31:

	2012	2011	2010
Net income allocation	$13,672,000	$9,097,000	$8,071,000
Unrealized gain on fair value option	7,855,000	3,410,000	2,477,000
Total equity in joint venture income	$21,527,000	$12,507,000	$10,548,000
Participation income allocation	$7,869,000	$1,400,000	$—
—————
(1)    See discussion above.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

(2)    See discussion above.
(3)    See discussion above.

NOTE 6—INVESTMENTS IN LOAN POOL PARTICIPATIONS

As of December 31, 2012 and 2011, the Company's investment in loan pool participations totaled $95.6 million and $90.0 million, respectively.

The Company's largest loan pool, which is secured by real estate primarily located in the United Kingdom (the “UK Loan Pool”), had a balance of $60.4 million and $60.0 million as of December 31, 2012 and 2011, respectively. In 2011, Kennedy Wilson, along with institutional partners, acquired this loan portfolio consisting of 58 performing loans. The 58 loans were secured by more than 170 properties comprised of the following product types: office, multifamily, retail, industrial, hotel and land. Kennedy Wilson, through a 50/50 joint venture with one of its partners, acquired a 25% participation interest in the pool for $440.9 million, of which $323.4 million was funded with debt that matures in October 2014. As of December 31, 2012, the unpaid principal balance of the loans were $765.8 million due to collections of $1.4 billion through December 31, 2012, representing 65% of the pool. As a result of the positive performance of the loan pool, the venture level debt had been paid down to $25.8 million as of December 31, 2012. Kennedy Wilson expects to accrete $23.0 million in interest income on the UK Loan Pool over the total estimated collection period (excluding asset management fees).

The following table represents the demographics of the Company's investment in the loan pools including the initial unpaid principal balance ("UPB") and the UPB as of December 31, 2012.

		Unpaid Principal Balance		Kennedy		Expected
				Wilson	Investment	accretion over
Acquisition			December 31,	initial equity	balance at	total estimated	Accreted
date	Location	Initial	2012	invested	12/31/12	collection period	to date
February 2010	Western U.S.	$342,395,000	$20,288,000	$11,154,000	2,486,000	$4,780,000	$4,748,000
December 2010	Western U.S.	82,469,000	8,960,000	5,000,000	1,016,000	2,039,000	2,031,000
April 2012	Western U.S.	43,383,000	10,561,000	30,900,000	8,142,000	3,623,000	2,898,000
August 2012	Ireland	477,169,000	476,353,000	7,032,000	7,610,000	1,025,000	96,000
November 2011	United Kingdom	2,111,326,000	765,769,000	61,200,000	60,353,000	22,977,000	9,445,000
December 2012	United Kingdom	232,254,000	232,254,000	16,012,000	15,994,000	643,000	—
		$3,288,996,000	$1,514,185,000	$131,298,000	$95,601,000	$35,087,000	$19,218,000

The following table presents the interest income and foreign currency gain and (loss) recognized by Kennedy Wilson during the years ended December 31, 2012, 2011 and 2010 in each of the loan pools that were outstanding:

		Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
			Foreign		Foreign		Foreign
		Interest	currency	Interest	currency	Interest	currency
Acquisition		income	exchange gain	income	exchange gain	income	exchange gain
date	Location	recognized	(loss)	recognized	(loss)	recognized	(loss)
February 2010 (1)	Western U.S.	$(5,893,000)	N/A	$1,353,000	N/A	$9,288,000	N/A
December 2010	Western U.S.	257,000	N/A	1,732,000	N/A	42,000	N/A
April 2012	Western U.S.	2,898,000	N/A	—	N/A	—	N/A
August 2012	Ireland	96,000	482,000	—	—	—	—
November 2011	United Kingdom	8,045,000	2,529,000	1,400,000	(2,605,000)	—	—
December 2012	United Kingdom	—	(19,000)	—	—	—	—
August 2012	Western U.S.	871,000	N/A	—	N/A	—	N/A
November 2011	Western U.S.	149,000	N/A	194,000	N/A	—	N/A
		$6,423,000	$2,992,000	$4,679,000	$(2,605,000)	$9,330,000	$—

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

————————————————————
(1) During the year ended December 31, 2012, Kennedy Wilson recognized a reduction in accretion in this loan pool due to an increase in the estimated resolution periods as well as foreclosures on certain underlying real estate collateral.

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

The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Short term investments	$—	$10,000,000	$—	$10,000,000
Investments in joint ventures	—	—	68,363,000	68,363,000
Currency forward contract	—	(1,188,000)	—	(1,188,000)
	$—	$8,812,000	$68,363,000	$77,175,000
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Marketable securities	$23,005,000	$—	$—	$23,005,000
Investments in joint ventures	—	—	51,382,000	51,382,000
	$23,005,000	$—	$51,382,000	$74,387,000
Kennedy-Wilson's investment in the ordinary stock units of the Bank of Ireland were classified as available-for-sale and were stated at fair value based upon observed market prices (Level 1 in the fair value hierarchy). Unrealized changes in value on these securities were included in accumulated other comprehensive income. As of December 31, 2012, the marketable securities were sold.
The carrying value of short term investments approximates fair value due to the short maturities of these investments.
The following table presents changes in Level 3 investments, investments in investment companies and investments in joint ventures that elected the fair value option, for the years ended December 31:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

	2012	2011	2010
Beginning balance	$51,382,000	$34,654,000	$19,590,000
Unrealized and realized gains	9,981,000	5,690,000	6,199,000
Unrealized and realized losses	(446,000)	(1,394,000)	—
Contributions	11,648,000	13,986,000	10,795,000
Distributions	(4,202,000)	(1,554,000)	(1,930,000)
Ending Balance	$68,363,000	$51,382,000	$34,654,000
The change in unrealized and realized gains and losses are included in equity in joint venture (loss) income in the accompanying consolidated statements of operations.
The change in unrealized gains on level 3 investments during 2012 and 2011 for investments still held as of December 31, 2012 and 2011 were $8.6 million and $4.2 million, respectively.
Kennedy Wilson records its investment in KW Property Fund III, L.P., Kennedy Wilson Real Estate Fund IV, L.P., and SG KW Venture I, LLC (the "Funds") based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. The Funds report their investments in real estate at fair value based on valuations of the underlying real estate holdings and indebtedness secured by the real estate. The valuations of real estate were based on management estimates of the real estate assets using income and market approaches. The indebtedness securing the real estate and the investments in debt securities were valued, in part, based on third party valuations and management estimates also using an income approach. The primary inputs for these valuations are unobservable and include discount rates, capitalization rates and projected growth rates. Increases in fair value for the Funds of $1.7 million, $0.9 million, and $3.7 million were recorded in equity in joint venture income in the accompanying consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010, respectively. Kennedy Wilson’s investment balance in the Funds was $25.8 million and $23.4 million at December 31, 2012 and 2011, respectively, which are included in investments in joint ventures in the accompanying consolidated balance sheet. As of December 31, 2012 and 2011, Kennedy Wilson has unfunded capital commitments to the Funds in the amounts of $3.4 million and $5.3 million, respectively.
FAIR VALUE OPTION—Kennedy Wilson elected the fair value option for two investments in joint venture entities that were acquired during 2008. Kennedy Wilson elected to record these investments at fair value to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. In May 2011, Kennedy Wilson purchased an additional 24% (increasing its interest from 24% to 48%) interest in one of its fair value option investments for $7.0 million from a related party fund. Since the purchase price was less than the fair value of this interest at the time of purchase, this transaction resulted in Kennedy Wilson recording an increase in fair value of $4.8 million in equity in joint venture income in the accompanying consolidated statements of operations for the year ended December 31, 2011. During the years ended December 31, 2012, 2011, and 2010, Kennedy Wilson recorded an increase in fair value of both fair value option investments of $7.9 million,$3.4 million, and $2.5 million, respectively, in equity in joint venture income in the accompanying consolidated statements of operations. Kennedy Wilson determines the fair value of these investments based upon the income approach, utilizing estimates of future cash flows, discount rates and liquidity risks. As of December 31, 2012 and 2011, these two investments had fair values of $42.6 million and $27.9 million, respectively.
In estimating fair value of real estate held by the Funds, two joint ventures that elected the fair value option investments and the value of the assets and liabilities acquired in connection with the change in control and consolidation of Fund II (as further described in Note 4), Kennedy-Wilson considers significant inputs such as capitalization and discount rates. The table below describes the range of inputs used as of December 31, 2012 for real estate assets:

Estimated rates used for
	Capitalization rates	Discount Rates
Multifamily	5.75% — 7.00%	7.50% — 9.00%
Office	6.25% — 7.50%	7.50% — 9.75%
Retail	8.00%	9.00% — 12.00%
Land and condominium units	n/a	8.00% — 12.00%
Loan	n/a	2.00% — 9.30%

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

In valuing real estate related assets and indebtedness, Kennedy-Wilson considers significant inputs such as the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by Kennedy-Wilson for these types of investments range from 2.00% to 9.30%.
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
DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES—During the year ended December 31, 2012, Kennedy Wilson entered into a currency forward contract to manage its exposure to currency fluctuations between its functional currency (U.S. dollars) and the functional currency (Euros) of certain of its wholly owned subsidiaries and joint venture investments and its exposure to currency fluctuations caused by its investment in marketable securities. To accomplish this objective, Kennedy Wilson hedged these exposures by entering into a currency forward contract to sell €16,000,000 at a forward rate. This hedging instrument is expected to partially hedge Kennedy Wilson's exposure to its net investment in certain foreign operations and the changes in fair value of the marketable securities caused by currency fluctuations. The currency forward contract matures on June 4, 2015. The currency forward contract is valued based on the difference between the contract rate and the forward rate at maturity of the foreign currency applied to the notional value in that foreign currency discounted at a market rate for similar risks. Although Kennedy Wilson has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the derivative utilize Level 3 inputs. However, as of December 31, 2012, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, Kennedy Wilson has determined that its derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy. The fair value of the derivative instrument held as of December 31, 2012 was $1.5 million and is included in accrued expenses and other liabilities on the consolidated balance sheet.
For the year ended December 31, 2012, the Company recorded a loss of $1.2 million in other comprehensive income in the accompanying consolidated statements of comprehensive income as the portion of the currency forward contract used to hedge currency exposure of its certain wholly owned subsidiaries qualifies as a net investment hedge under ASC Topic 815. During the year ended December 31, 2012, a portion of the currency forward contract was used to hedge currency exposure of Kennedy Wilson's investment in marketable securities which qualified as a fair value hedge under ASC Topic 815 and, accordingly, for the year ended December 31, 2012, Kennedy Wilson recorded a loss of $0.3 million in general and administrative expenses in the accompanying consolidated statements of operations.
FAIR VALUE OF FINANCIAL INSTRUMENTS—The carrying amounts of cash and cash equivalents, accounts receivable including related party, accounts payable, accrued expenses and other liabilities, accrued salaries and benefits, deferred and accrued income taxes, and income tax receivable approximate fair value due to their short-term maturities. The carrying value of notes receivable (excluding related party notes receivable as they are presumed not to be an arm’s length transaction) approximates fair value as the terms are similar to loans with similar characteristics available in the market. As of December 31, 2012 and December 31, 2011, senior notes payable, borrowings under lines of credit, mortgage loans payable and junior subordinated debentures was estimated to be approximately $708.2 million and $312.8 million, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and our credit risk to the current yield of a similar security, compared to their carrying value of $686.2 million and $320.1 million at December 31, 2012 and December 31, 2011, respectively.

NOTE 8—MARKETABLE SECURITIES
During the year ended December 31, 2012, Kennedy Wilson sold its investment in the ordinary stock of the Bank of Ireland and recognized a gain on the sale of $4.4 million, including the impact of foreign currency, which is included in the accompanying consolidated statements of operations. As a result of the sale of the stock, $3.3 million was reclassed from accumulated other comprehensive income and into gain on sale of marketable securities included on the statement of operations for the year ended December 31, 2012.

NOTE 9—OTHER ASSETS
Other assets consist of the following:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

	December 31,
	2012	2011
Office furniture and equipment	$4,081,000	$4,103,000
Less: Accumulated depreciation	(1,240,000)	(995,000)
	2,841,000	3,108,000
Prepaid expenses	5,330,000	4,509,000
Loan fees, net of accumulated amortization of $2,413,000 and $1,107,000 at December 31, 2012 and 2011, respectively	14,508,000	8,556,000
Acquired in place leases, net of accumulated amortization of $3,086,000 and $823,000 at December 31, 2012 and 2011, respectively	9,311,000	1,646,000
Deposits and other, net of accumulated amortization of $230,000 and $181,000 at December 31, 2012 and 2011, respectively	6,089,000	2,930,000
	$38,079,000	$20,749,000
The estimated annual amortization expense of in place leases for each of the years ending December 31, 2013 through December 31, 2017 approximates $4.5 million, $3.6 million, $1.1 million, $0.2 million and $0.0 million, respectively. Depreciation and amortization expense related to the above depreciable assets were $3.9 million, $1.9 million, and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 10—MORTGAGE LOANS AND NOTES PAYABLE

Mortgage loans at December 31, 2012 and 2011 consist of the following:

		Carrying amount of mortgage notes as of December 31, (1)
Property Pledged as Collateral	Region	2012	2011	Interest Rate	Maturity Date
Notes receivable (2)	United Kingdom	$78,705,000	$—	LIBOR + 5.00%	2015
Multi-family property (1)	Western U.S.	27,988,000	—	4.71%	2020
Multi-family property (1)	Western U.S.	5,829,000	—	5.43%	2020
Commercial building	Western U.S.	29,000,000	—	LIBOR + 2.00%	2017
Multi-family property	Western U.S.	26,000,000	—	3.35%	2023
Multi-family property	Western U.S.	23,475,000	—	Adjustable rate + 2.07%	2022
Multi-family property	Western U.S.	14,357,000	14,357,000	4.19%	2018
Commercial building	Western U.S.	12,000,000	12,000,000	6.75%	2016
Commercial building	Western U.S.	7,032,000	—	LIBOR + 3.50%	2014
Commercial building/Warehouse	Western U.S.	4,391,000	4,391,000	Prime + 1.00%	2013
Commercial building	Western U.S.	1,873,000	—	5.72%	2013
Total mortgage loans payable		230,650,000	30,748,000

Notes Payable		5,888,000	—	15.00%	2013
Total notes payable		5,888,000	—

Total mortgage and notes payable		$236,538,000	$30,748,000

————————————————————
(1) The mortgage loan payable balances include the unamortized debt premiums. Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan premium as of December 31, 2012 was $2.3 million.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

(2) In December 2012, Kennedy Wilson acquired a loan secured by a shopping center and 107 residential units in the United Kingdom. At the time of acquisition, Kennedy Wilson invested $43.6 million of equity and borrowed $79.3 million in order to finance the transaction (see Note 4). As of December 31, 2012, both the note receivable and mortgage payable are consolidated on Kennedy Wilson's consolidated balance sheet. Subsequent to December 31, 2012, Kennedy Wilson sold a 50% interest in this investment to an institutional investor.
The aggregate maturities of mortgage loans and notes payable subsequent to December 31, 2012 are as follows :

2013	$12,643,000
2014	8,472,000
2015	81,694,000
2016	15,040,000
2017	28,292,000
Thereafter	88,134,000
234,275,000
Debt premium	2,263,000
$236,538,000

NOTE 11—BORROWINGS UNDER LINES OF CREDIT

In June 2012, Kennedy-Wilson, Inc. amended its existing unsecured revolving credit facility which increased the total principal amount available to be borrowed by an additional $25.0 million, for an aggregate of $100.0 million. The loans bear interest at a rate equal to LIBOR plus 2.75% and the maturity date was extended to a maturity date of June 30, 2015 and adjusts the Minimum Rent Adjusted Fixed Charge Coverage Ratio to 1.50:1.00. The average outstanding borrowings under the facility were $11.2 million and $13.6 million during the year ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, there was no principal amount outstanding under the unsecured facility.

The revolving loan agreement that governs the amended unsecured credit facility requires Kennedy-Wilson, Inc. to maintain (i) a minimum rent adjusted fixed charge coverage ratio (as defined in the revolving loan agreement) of not less than 1.50 to 1.00, measured on a four quarter rolling average basis and (ii) maximum balance sheet leverage (as defined in the revolving loan agreement) of not greater than 1.50 to 1.00, measured at the end of each calendar quarter. As of December 31, 2012, Kennedy-Wilson, Inc.'s adjusted fixed charge coverage ratio was 2.49 to 1.00 and its balance sheet leverage was 0.93 to 1.00.

NOTE 12—SENIOR NOTES
In December 2012, Kennedy Wilson completed a public offering of $55.0 million aggregate principal amount of 7.75% Senior Notes due 2042. The Notes were issued and sold at a public offering price of 100% of their principal amount by Kennedy-Wilson, Inc. (the “Issuer”), a wholly owned subsidiary of Kennedy Wilson. The amount of the 7.75% senior notes included in the accompanying consolidated balance sheets was $55.0 million at December 31, 2012.
In December 2012, the Issuer, in a private placement, issued $100.0 million aggregate principal amount of 8.750% senior notes due April 1, 2019 (the "Notes") for approximately $105.3 million, net of premium. The Notes were issued as additional Notes under an indenture dated as of April 5, 2011, among the Issuer; Kennedy Wilson, as parent guarantor; certain subsidiaries of the Issuer, as subsidiary guarantors; and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee, as thereafter supplemented and amended. During 2011, the Issuer issued $200.0 million aggregate principal amount of its 8.750% Senior Notes due 2019 on April 5, 2011 for approximately $198.6 million, net of discount, and an additional $50.0 million aggregate principal amount of such notes on April 12, 2011 for approximately $50.8 million, net of premium (together, the “Initial Notes”). The Notes have substantially identical terms as the Initial Notes and will be treated as a single series with the Initial Notes under the Indenture. In December 2011, Kennedy-Wilson commenced a registered exchange offer for the Initial Notes. The exchange was completed on February 2012 and all outstanding Initial Notes issued in the private placements were exchanged for registered notes. Kennedy-Wilson has filed a registration statement with the Securities and Exchange Commission to commence a registered exchange offer for the Notes issued in December 2012.
The aggregate carrying value of the 8.75% senior notes included in the accompanying consolidated balance sheets, net of unamortized premiums and discounts was $354.6 million and $249.4 million at December 31, 2012 and 2011, respectively.
The indentures governing the 7.75% Senior Notes and the 8.75% Senior notes contain various restrictive covenants, including, among others, limitations on our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness, make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens on assets, enter into sale /leaseback transactions, and enter into consolidations or mergers. The indentures governing the 7.75% Senior Notes and the 8.750% Senior Notes limits the ability of Kennedy-Wilson and certain of its subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson's maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of December 31, 2012, the balance sheet leverage ratio was 0.87 to 1.00. See Note 23 for the guarantor and non-guarantor financial statements.

NOTE 13—CONVERTIBLE SUBORDINATED DEBT
In July 2010, Kennedy-Wilson extinguished its convertible subordinated debt with a face value of $30.0 million for $32.5 million. The convertible subordinated debt was originally issued with a beneficial conversion feature and the carrying value of the convertible subordinated debt on the day of extinguishment was $27.7 million, net of the unamortized beneficial conversion of $2.3 million. The intrinsic value of the beneficial conversion feature was measured at $0.1 million on the day of extinguishment and was recorded as a reduction to additional paid in capital. The difference between the extinguishment amount and the carrying value of $4.8 million is included in the accompanying consolidated statement of operations as a loss on early extinguishment of debt for the year ended December 31, 2010.

NOTE 14—JUNIOR SUBORDINATED DEBENTURES
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
Prior to April 30, 2012, Kennedy Wilson may redeem the debentures, upon a Special Event, as defined in the debentures, at a redemption price equal to 107.5% of the outstanding principal amount. After April 30, 2012, Kennedy Wilson may redeem the debentures, in whole or in part, on any interest payment date at par.
The junior subordinated debentures require Kennedy Wilson to maintain (i) a fixed charge coverage ratio (as defined in the indenture governing our junior subordinated debentures) of not less than 1.75 to 1.00, measured on a four quarter rolling basis, and (ii) a ratio of total debt to net worth (as defined in the indenture governing the junior subordinated debentures) of not greater than 3.00 to 1.00 at any time. As of the most recent quarter end, Kennedy Wilson's fixed charge coverage ratio was 3.42 to 1.00 and its ratio of total debt to net worth was 1.35 to 1.00.

NOTE 15—RELATED PARTY TRANSACTIONS
During the year ended December 31, 2012, a noncontrolling interest holder of a consolidated entity, comprised of Kennedy Wilson executives, received $0.4 million in distributions from a joint venture investment as a result of the sale of a multifamily asset. During the year ended December 31, 2011, a noncontrolling entity comprised of Kennedy Wilson executives co-invested $1.7 million with Kennedy Wilson for the acquisition of new joint venture investments and $0.3 million was distributed to the executives from the joint venture investments.
In 2012, Kennedy Wilson acquired the remaining noncontrolling interests of a consolidated entity from Kennedy Wilson executives. In exchange for the noncontrolling interests, Kennedy Wilson issued 150,000 shares of common stock to the executives and also paid them $0.5 million.
For the years ended December 31, 2012, 2011 and 2010, Kennedy Wilson received $0.5 million, $0.8 million and $0.6 million, respectively, from KW Residential, LLC for consulting services.
The firm of Solomon, Winnett & Rosenfield was paid $0.2 million, $0.2 million, and $0.2 million for income tax services provided by the firm during the years ended December 31, 2012, 2011, and 2010, respectively. Jerry Solomon is a partner in the firm and a member of Kennedy Wilson’s Board of Directors. For the years ended December 31, 2012, 2011, and 2010, Mr. Solomon was paid an immaterial amount of director’s fees.
In 2009, Kennedy Wilson entered into a seven-year lease with an affiliate of a third-party shareholder for its corporate offices in Beverly Hills, California commencing in January 2010 . In 2010, Kennedy-Wilson amended the lease to provide for the rental of additional square footage. As of December 31, 2012, the future minimum lease payments under this agreement are as follows:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

Year
2013	$1,493,000
2014	1,537,000
2015	1,583,000
2016	1,632,000
2017	—
Thereafter	—
Total minimum payments	$6,245,000
Rental expense under this arrangement totaled $1.3 million and $1.2 million for the years ended December 31, 2012 and 2011, respectively.
Kennedy Wilson received fees and other income from affiliates and entities in which Kennedy-Wilson holds ownership interests in the following amounts:

	Year ended December 31,
	2012	2011	2010
Property management and leasing fees	$24,509,000	$14,546,000	$12,417,000
Commissions	7,932,000	24,183,000	5,375,000
Sale of real estate	—	—	9,535,000
Total related party revenue	$32,441,000	$38,729,000	$27,327,000

During 2011, Kennedy-Wilson purchased an additional 24% (increasing its interest from 24% to 48%) interest in a condominium project in Northern California for $7.0 million from a related party fund.
During 2011, Kennedy-Wilson acquired a 100% interest in an approximate 200,000 square foot office portfolio in Oakland, California from a related party fund in which Kennedy-Wilson has a 5% ownership interest as further discussed in Note 3 above.
As of December 31, 2011 a total of $33.3 million was due to Kennedy Wilson from various joint venture investments as further discussed in Note 3.
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
In 2010, Kennedy-Wilson sold a 50% ownership interest in Fairways and its entire 5% interest in another joint venture to KW Fund III in which it also has an ownership interest of 11.62% and is the general partner. The gain recognized on the sale of Fairways in the amount of $0.7 million is included in the accompanying consolidated statements of operations. The gain recognized on the sale of the 5% joint venture interest in the amount of $0.6 million is included in equity in income of joint ventures in the accompanying consolidated statements of operations. Gains on the sale of Fairways and the 5% joint venture interest were deferred in the amount of $0.2 million and are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

NOTE 16—INCOME TAXES

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

The components of income (loss) from continuing operations before the provision for income taxes consisted of the following:

	Year ended December 31,
	2012	2011	2010
Domestic	$(3,402,000)	$(14,880,000)	$10,212,000
Foreign	10,243,000	20,001,000	—
Total	$6,841,000	$5,121,000	$10,212,000

The (benefit from) provision for income taxes consisted of the following:

	Year ended December 31,
	2012	2011	2010
Federal
Current	$—	$—	$(2,450,000)
Deferred	(2,730,000)	(4,523,000)	5,583,000
	(2,730,000)	(4,523,000)	3,133,000
State
Current	59,000	59,000	18,000
Deferred	1,379,000	(149,000)	576,000
	1,438,000	(90,000)	594,000
Foreign
Current	449,000	2,599,000	—
Deferred	635,000	—	—
	1,084,000	2,599,000	—
Total	$(208,000)	$(2,014,000)	$3,727,000
A reconciliation of the statutory federal income tax rate of 34% with Kennedy-Wilson’s effective income tax rate is as follows:

	Year ended December 31,
	2012	2011	2010
Tax computed at the statutory rate	$2,326,000	$1,741,000	$3,472,000
State income taxes, net of federal benefit	152,000	(59,000)	393,000
Non-vested stock expense	—	(54,000)	—
Taxing authority settlement	—	809,000	—
Foreign rate differential	(2,405,000)	(4,246,000)	—
Capitalized transaction costs	—	—	—
Adjustment to investment basis	—	—	—
Extinguishment of debt	—	—	818,000
Noncontrolling interest and other	(880,000)	(385,000)	(956,000)
Other	197,000	180,000	—
Valuation allowance	402,000	—	—
(Benefit from) provision for income taxes	$(208,000)	$(2,014,000)	$3,727,000
Cumulative tax effects of temporary differences are shown below at December 31, 2012 and 2011:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

	Year ended December 31,
	2012	2011
Deferred tax assets:
Accrued reserves	$204,000	$210,000
Stock option expense	3,103,000	1,833,000
Net operating loss carryforward and credits	26,334,000	20,935,000
Marketable securities	(1,250,000)	2,564,000
Hedging transactions	(391,000)	2,426,000
Total deferred tax assets	28,000,000	27,968,000
Deferred tax liabilities:
Depreciation and amortization	7,919,000	7,447,000
Prepaid expenses and other	1,475,000	581,000
Investment basis and reserve differences	32,384,000	28,355,000
Foreign currency translation	6,163,000	7,667,000
Capitalized interest	2,328,000	2,355,000
Valuation allowance	402,000	—
Total deferred tax liabilities	50,671,000	46,405,000
Net deferred tax liability	$22,671,000	$18,437,000

Based upon the level of historical taxable income and projections for future taxable income over the periods which Kennedy-Wilson’s gross deferred tax assets are deductible, management believes it is more likely than not Kennedy-Wilson will realize the benefits of these deductible differences at December 31, 2012.
As of December 31, 2012 Kennedy Wilson had federal net operating losses of $71.1 million. These net operating losses begin to expire in the year 2030. As of December 31, 2012 there were also California net operating loss carryforwards of approximately $32.8 million. The California net operating losses begin to expire after the year 2028. In addition, Kennedy Wilson has $7.2 million of other state net operating losses. We believe that it is more likely than not that certain state net operating losses will expire before the Kennedy Wilson can realize the benefit of the losses. We have provided a valuation allowance of $0.4 million as of December 31, 2012 for certain state net operating losses.
Presently a deferred tax liability for undistributed earnings of subsidiaries located outside the United States has not been recorded. These earnings may become taxable upon a payment of a dividend or as a result of a sale or liquidation of the subsidiaries. At this time we don't have plans to repatriate income from our foreign subsidiaries, however to the extent that are able to repatriate such earnings in a tax free manner, or in the event of a change in our capital situation or investment strategy, it is possible that the foreign subsidiaries may pay a dividend which would impact our effective tax rate. Unremitted earnings of foreign subsidiaries, which have been, or are intended to be permanently invested, aggregated approximately $34.2 million as of December 31, 2012. If these subsidiaries' earnings were repatriated to the United States additional US domestic taxes of $7.4 million would be incurred.
There were no gross unrecognized tax benefits at December 31, 2012 and December 31, 2011. Management has considered the likelihood and significance of possible penalties associated with Kennedy-Wilson's current and intended filing positions and has determined, based on its assessment, that such penalties, if any, would not expected to be significant.
Kennedy-Wilson's federal income tax returns remain open to examination for the years 2008 through 2012. Kennedy-Wilson is currently under examination for 2008, 2009 and 2010.

For income tax purposes, distributions paid to common stockholders and preferred shareholder are return of capital for the year ended December 31, 2012.

NOTE 17—COMMITMENTS AND CONTINGENCIES
Future minimum lease payments under scheduled operating leases that have initial or remaining noncancelable terms in excess of one year are as follows:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

Year ending December 31,
2013	$2,369,000
2014	2,231,000
2015	2,041,000
2016	1,893,000
2017	85,000
Thereafter	—
Total minimum payments	$8,619,000
Rental expense was $3.0 million, $2.3 million, and $2.2 million for the years ended December 31, 2012, 2011, and 2010, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations.
GUARANTEES—Kennedy-Wilson has provided guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) Kennedy-Wilson could be required to make under the guarantees were approximately $55.5 million at December 31, 2012. The guarantees expire by the year end of 2017 and Kennedy-Wison's performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sales proceeds of the property.
CAPITAL COMMITMENTS—As of December 31, 2012 and 2011, Kennedy-Wilson has unfunded capital commitments to its joint ventures in the amounts of $8.3 million and $9.1 million.
EMPLOYMENT AGREEMENTS—Kennedy-Wilson has entered into employment agreements with its Chief Executive Officer and its President and Chief Executive Officer of its European operations, which provide for annual base compensation in the aggregate amounts of $1.0 million and $0.75 million, respectively, and expire in December 2019 and January 2014, respectively. The employment agreements also provide for the issuance of 556,875 shares of restricted stock to each officer that vest in equal amounts over five years provided certain performance targets are achieved (see Note 18). Additionally, the employment agreements provide for the payment of an annual discretionary bonus in an amount determined in the sole and absolute discretion of the Compensation Committee of the board of directors.
Kennedy-Wilson also has an employment agreements with one other non-officer employee which provides for aggregate minimum annual compensation of $0.6 million and will expire in 2014.
LITIGATION—Kennedy-Wilson is currently a defendant in certain routine litigation arising in the ordinary course of business. It is the opinion of management and legal counsel that the outcome of these actions will not have a material effect on the financial statements taken as a whole.

NOTE 18—STOCK COMPENSATION PLANS
In November 2009, Kennedy Wilson adopted the 2009 Equity Participation Plan ("the Equity Plan") that allows for the grant of up to approximately 2.5 million shares of common stock. As of December 31, 2012 all the restricted share awards were granted to employees, which vest ratably over a five year period. Vesting of the restricted share awards is contingent upon the expected achievement of a performance target as of the initial vesting date of November 13, 2010 and each of the next four years thereafter. The performance targets were achieved for 2010, 2011 and 2012. From inception of the plan through December 31, 2012, 1,454,467 shares have vested and been issued to participants and 23,512 shares have been forfeited. These restricted share awards are recognized as expense on a tranche by tranche basis over the five year performance period. As of December 31, 2012, there was $5.0 million of unrecognized compensation cost for the Equity Plan related to unvested restricted shares.
In June 2012, Kennedy Wilson adopted and its shareholders approved the Amended and Restated 2009 Equity Participation Plan (the "Amended and Restated Plan") under which an additional 3,170,000 shares of common stock have been reserved for restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2009 Amended and Restated Equity Participation Plan are set by the Company's compensation committee at its discretion. During the year ended December 31, 2012, 3,170,000 shares of restricted common stock were granted under the Amended and Restated Plan along with 5,000 shares which remained under the original plan. The shares vest over five years with 40% vesting ratably in the first four years of the award period and the remaining 60% in the fifth year of the award period. Vesting of the restricted share awards is contingent upon the expected achievement of a performance target in each year of the award period with the initial vesting of the first 10% in January 2013. The performance targets were achieved for 2012. As of December 31, 2012, there was

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

$38.0 million of unrecognized compensation cost for the Equity Plan related to unvested restricted shares which will vest over the next four years.
During the years ended December 31, 2012, 2011 and 2010, Kennedy Wilson recognized $8.1 million, $5.1 million and $8.1 million, respectively, of compensation expense related to the vesting of restricted common stock awarded in 2012 and prior awards and is included in compensation and related expense in the accompanying consolidated statements of operations.
The following table sets forth activity under the Equity Plan and Amended and Rested Plan:

Shares
Nonvested at December 31, 2010	2,003,600
Granted	3,000
Vested	(493,043)
Forfeited	(4,950)
Nonvested at December 31, 2011	1,508,607
Granted	3,175,000
Vested	(493,643)
Forfeited	—
Nonvested at December 31, 2012	4,189,964

NOTE 19—CAPITAL STOCK TRANSACTIONS

Common Stock
In July 2012, Kennedy Wilson completed a follow-on offering of 8.6 million shares of its common stock, which raised $106.2 million of net proceeds.
During 2011, Kennedy Wilson issued 4.4 million shares of the its common stock to an institutional investor for $10.70 per share when the market value was $12.20. In addition, as a result of its contractual rights, the preferred shareholder also acquired 400,000 shares for $10.70 per share, representing a $0.6 million discount. Because the discount was the result of the preferred shareholder's contractual rights, it is reflected as additional preferred dividend in the accompanying consolidated statements of operations.
During 2011, Kennedy Wilson completed a follow-on offering of 6.9 million shares of its common stock, which raised $71.7 million of net proceeds.

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
The certificate of designations of the Preferred Stock contain provisions that require Kennedy Wilson to commence an offer to purchase all shares of the Preferred Stock at a purchase price in cash per share of Preferred Stock equal to $1,150 plus all accumulated and accrued dividends upon the occurrence of a fundamental change, defined as a change of control. The parties have agreed that a change of control is deemed to occur when any person or group other than the purchaser of the Preferred Stock and its affiliates, or any officer or director of Kennedy Wilson as of the issue date of the Preferred Stock, acquires directly or indirectly voting control or direction over more than 35% of the voting control of Kennedy Wilson for a period of seven consecutive days following the earlier of the date the company becomes aware of such acquisition and the date such person or group files a Schedule 13D. This change of control provision is within Kennedy-Wilson’s control as the Board of Directors, at its discretion, would be able to issue blank check Preferred Stock at any time for any reason which could dilute the person or group to below

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

the 35% of the voting control threshold. As such, Kennedy Wilson has concluded that the change of control is within the control of Kennedy-Wilson and therefore has classified the Preferred Stock as permanent equity in the accompanying consolidated balance sheets.
In connection with the issuance of the Preferred Stock, Kennedy Wilson entered into registration rights agreements that allow for the holders of the Preferred Stock, with at least a 51% vote, to demand registration of the Preferred Stock (or converted common stock) on or after November 13, 2010. If Kennedy Wilson does not satisfy the demand for registration, the holders of the Preferred Stock (or converted common stock) would be entitled to receive a payment in an amount equal to 1.50% per annum of the liquidation preference of $1,000 per share. There are sufficient shares of unregistered common stock authorized and unissued to accommodate the conversion feature.

Warrants
In April 2010, the Board of Directors authorized a warrant repurchase program enabling Kennedy Wilson to repurchase up to 12.5 million of its outstanding warrants. The warrants carry an exercise price of $12.50 with an expiration date of November 14, 2014. Kennedy Wilson may call for redemption of the warrants in whole and not in part at a price of $0.01 per warrant if the share price of its common stock equals or exceeds $19.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders, or upon not less than 30 days’ prior written notice of redemption to each warrant holder. During the years ended December 31, 2012 and 2011, Kennedy Wilson repurchased a total of 0.6 million and 3.4 million, respectively of its outstanding warrants for total consideration of $1.6 million and $6.1 million. There are 5.8 million warrants outstanding as of December 31, 2012.

Dividend Distributions
Kennedy Wilson declared and paid the following cash dividends on its common and preferred stock:

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Declared	Paid	Declared	Paid
Preferred Stock
Series A	$6,000,000	$6,000,000	$6,000,000	$6,000,000
Series B	2,100,000	2,100,000	2,100,000	2,100,000
Total Preferred Stock	8,100,000	8,100,000	8,100,000	8,100,000	(2)
Common Stock	11,724,000	13,797,000	5,671,000	3,598,000
Total (1)	$19,824,000	$21,897,000	$13,771,000	$11,698,000
—————
(1) The difference between declared and paid is the amount accrued on the consolidated balance sheets.
(2) The $0.6 million difference between paid and the amount presented on the statement of equity represents the discount provided as a result of the preferred shareholder's contractual rights as discussed above in 2011.

NOTE 20—EMPLOYEE BENEFIT ARRANGEMENTS
Kennedy Wilson has a qualified plan under the provisions of Section 401(k) of the Internal Revenue Code. Under this plan, participants are able to make salary deferral contributions of up to 15% of their total compensation, up to a specified maximum. The 401(k) plan also includes provisions which authorize Kennedy Wilson to make discretionary contributions. During the years ended December 31, 2012, 2011 and 2010, Kennedy Wilson made matching contributions of $155,000, $140,000, and $232,000, respectively, to this plan and they are included in compensation and related expenses in the accompanying consolidated statements of operations.

NOTE 21—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

	Year ended December 31,
	2012	2011	2010
Basic and diluted (loss) income per share attributable to Kennedy-Wilson Holdings, Inc. common shareholders:
Loss from continuing operations attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(3,684,000)	$(2,741,000)	$(1,052,000)
(Loss) income from discontinued operations, net of income taxes, attributable to Kennedy-Wilson Holdings Inc. common shareholders	(210,000)	343,000	—
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(3,894,000)	$(2,398,000)	$(1,052,000)

(Loss) from continuing operations attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(0.07)	$(0.06)	$(0.03)
(Loss) income from discontinued operations, net of income taxes, attributable to Kennedy-Wilson Holdings Inc. common shareholders	—	0.01	—
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(0.07)	$(0.05)	$(0.03)
Weighted average shares outstanding for basic and diluted loss per share	55,285,833	42,415,770	38,978,272
The dilutive shares from warrants, convertible securities, and un-vested stock have not been included in the diluted weighted average shares as Kennedy-Wilson has a net loss available to common shareholders. There was a total of 19,339,021, 20,609,591 and 23,450,734 potentially dilutive securities as of December 31, 2012, 2011 and 2010, respectively.

NOTE 22—SEGMENT INFORMATION
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
Substantially all of the revenue—related party was generated via inter-segment activity for the years ended December 31, 2012, 2011 and 2010. Generally, this revenue consists of fees earned on investments in which Kennedy Wilson also has an ownership interest. The amounts representing investments with related parties and non-affiliates are included in the investment segment. No single third party client accounted for 10% or more of Kennedy Wilson's revenue during any period presented in these financial statements.
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

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

The following tables summarize the income and expense activity by segment for the years ended December 31, 2012, 2011 and 2010 and total assets as of December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
Investments
Sale of real estate	$2,271,000	$417,000	$3,937,000
Sale of real estate - related party	—	—	9,535,000
Rental and other revenue	8,526,000	5,140,000	4,000,000
Total revenue	10,797,000	5,557,000	17,472,000
Operating expenses	36,820,000	19,302,000	26,243,000
Depreciation and amortization	4,427,000	2,420,000	1,342,000
Total operating expenses	41,247,000	21,722,000	27,585,000
Equity in joint venture income	21,527,000	12,507,000	10,548,000
Income from loan pool participations and notes receivable	9,256,000	7,886,000	11,855,000
Total operating income (loss)	333,000	4,228,000	12,290,000
Interest income - related party	2,805,000	2,021,000	—
Acquisition related gains	25,476,000	6,348,000	2,108,000
Gain on sale of marketable securities	4,353,000	—	—
Gain on early extinguishment of mortgage debt	—	—	16,670,000
Acquisition-related expenses	(675,000)	—	—
Interest expense	(2,460,000)	(1,552,000)	(676,000)
Income from continuing operations	29,832,000	11,045,000	30,392,000
Income from discontinued operations, net of income taxes	2,000	8,000	—
(Loss) gain from sale of real estate, net of income taxes	(212,000)	335,000	—
Income before provision for income taxes	$29,622,000	$11,388,000	$30,392,000

	Year Ended December 31,
	2012	2011	2010
Services
Management fees and commissions	$20,818,000	$18,347,000	$15,272,000
Management fees and commissions - related party	32,441,000	38,729,000	17,792,000
Total revenue	53,259,000	57,076,000	33,064,000
Operating expenses	33,087,000	31,356,000	23,584,000
Depreciation and amortization	161,000	143,000	117,000
Total operating expenses	33,248,000	31,499,000	23,701,000
Total operating income	20,011,000	25,577,000	9,363,000
Income before provision for income taxes	$20,011,000	$25,577,000	$9,363,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

	Year Ended December 31,
	2012	2011	2010
Corporate
Rental and other revenue	$—	$—	$—
Total revenue	—	—	—
Operating expenses	16,651,000	12,596,000	18,492,000
Depreciation and amortization	349,000	235,000	159,000
Total operating expenses	17,000,000	12,831,000	18,651,000
Total operating loss	(17,000,000)	(12,831,000)	(18,651,000)
Interest income	133,000	285,000	192,000
Interest income - related party	—	—	662,000
Loss on early extinguishment of corporate debt	—	—	(4,788,000)
Interest expense	(26,135,000)	(18,955,000)	(6,958,000)
Loss before provision for income taxes	(43,002,000)	(31,501,000)	(29,543,000)
Benefit from (provision) for income taxes	208,000	2,014,000	(3,727,000)
Net loss	$(42,794,000)	$(29,487,000)	$(33,270,000)

	Year Ended December 31,
	2012	2011	2010
Consolidated
Management fees and commissions	$20,818,000	$18,347,000	$15,272,000
Management fees and commissions - related party	32,441,000	38,729,000	17,792,000
Sale of real estate	2,271,000	417,000	3,937,000
Sale of real estate - related party	—	—	9,535,000
Rental and other income	8,526,000	5,140,000	4,000,000
Total revenue	64,056,000	62,633,000	50,536,000
Operating expenses	86,558,000	63,254,000	68,319,000
Depreciation and amortization	4,937,000	2,798,000	1,618,000
Total operating expenses	91,495,000	66,052,000	69,937,000
Equity in joint venture income	21,527,000	12,507,000	10,548,000
Interest income from loan pool participations and notes receivable	9,256,000	7,886,000	11,855,000
Operating income	3,344,000	16,974,000	3,002,000
Interest income	133,000	285,000	192,000
Interest income - related party	2,805,000	2,021,000	662,000
Acquisition related gains	25,476,000	6,348,000	2,108,000
Gain on sale of marketable securities	4,353,000	—	—
Gain on early extinguishment of mortgage debt	—	—	16,670,000
Loss on early extinguishment of corporate debt	—	—	(4,788,000)
Acquisition-related expenses	(675,000)	—	—
Interest expense	(28,595,000)	(20,507,000)	(7,634,000)
Income from continuing operation before benefit from income taxes	6,841,000	5,121,000	10,212,000
Benefit from (provision for) income taxes	208,000	2,014,000	(3,727,000)
Income from continuing operations	7,049,000	7,135,000	6,485,000
Discontinued operations
Income from discontinued operations, net of income taxes	2,000	8,000	—
(Loss) gain from sale of real estate, net of income taxes	(212,000)	335,000	—
Net Income	$6,839,000	$7,478,000	$6,485,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

	December 31,
	2012	2011
Assets
Investments	$1,070,607,000	$591,459,000
Services	105,370,000	66,406,000
Corporate	107,812,000	134,911,000
Total assets	$1,283,789,000	$792,776,000

	December 31,
	2012	2011	2010
Expenditures for long lived assets
Investments	$118,959,000	$2,680,000	$23,764,000

Geographic Information:
The revenue shown in the table below is allocated based upon the country in which services are performed.

	Year Ended December 31,
	2012	2011	2010

United States	$44,379,000	$39,857,000	$50,051,000
United Kingdom	19,148,000	22,238,000	—
Japan	529,000	538,000	485,000
Total Revenue	$64,056,000	$62,633,000	$50,536,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

NOTE 23—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of December 31, 2012 and 2011, respectively; consolidating statements of operations and comprehensive (loss) income for the years ended December 31, 2012, 2011, and 2010, respectively; and condensed consolidating statements of cash flows for the years ended December 31, 2012, 2011, and 2010, respectively, of (a) Kennedy-Wilson Holdings, Inc. on an unconsolidated basis as the parent (and guarantor), (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent guarnator, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries
Included in the guarantor subsidiaries column below are data for certain guarantor subsidiaries that were less than 100% owned by Kennedy-Wilson as of December 31, 2010. Such guarantor subsidiaries were restructured prior to the exchange offer such that Kennedy-Wilson owned 100% of all of the guarantor subsidiaries as of December 31, 2011. As a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of December 31, 2012 or 2011.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$64,517,000	$38,489,000	$17,849,000	$—	$120,855,000
Short term investments	—	10,000,000	—	—	—	10,000,000
Accounts receivable	—	377,000	2,105,000	1,165,000	—	3,647,000
Accounts receivable — related parties	—	186,000	4,774,000	17,433,000	—	22,393,000
Intercompany receivables	—	3,269,000	—	—	(3,269,000)	—
Notes receivable	—	1,902,000	133,805,000	900,000	—	136,607,000
Intercompany loans receivable	—	39,587,000	—	—	(39,587,000)	—
Real estate, net of accumulated depreciation	—	—	93,928,000	195,521,000	—	289,449,000
Investments in joint ventures	—	5,670,000	450,199,000	87,324,000	—	543,193,000
Investments in and advances to consolidated subsidiaries	514,310,000	873,768,000	142,441,000	—	(1,530,519,000)	—
Investment in loan pool participations	—	—	95,601,000	—	—	95,601,000
Other assets	—	18,443,000	11,505,000	8,131,000	—	38,079,000
Goodwill	—	—	17,216,000	6,749,000	—	23,965,000
Total Assets	$514,310,000	$1,017,719,000	$990,063,000	$335,072,000	$(1,573,375,000)	$1,283,789,000

Liabilities
Accounts payable	$—	$785,000	$236,000	$741,000	$—	$1,762,000
Accrued expenses and other liabilities	—	14,878,000	7,249,000	7,290,000	—	29,417,000
Intercompany payables	—	—	—	3,269,000	(3,269,000)	—
Accrued salaries and benefits	4,666,000	17,917,000	1,614,000	784,000	—	24,981,000
Deferred tax liability	—	20,189,000	2,327,000	155,000	—	22,671,000
Senior notes payable	—	409,640,000	—	—	—	409,640,000
Intercompany loans payable	—	—	—	39,587,000	(39,587,000)	—
Mortgage loans and notes payable	—	—	112,096,000	124,442,000	—	236,538,000
Junior subordinated debentures	—	40,000,000	—	—	—	40,000,000
Total liabilities	4,666,000	503,409,000	123,522,000	176,268,000	(42,856,000)	765,009,000

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	509,644,000	514,310,000	873,768,000	142,441,000	(1,530,519,000)	509,644,000
Noncontrolling interests	—	—	(7,227,000)	16,363,000	—	9,136,000
Total equity	509,644,000	514,310,000	866,541,000	158,804,000	(1,530,519,000)	518,780,000
Total liabilities and equity	$514,310,000	$1,017,719,000	$990,063,000	$335,072,000	$(1,573,375,000)	$1,283,789,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

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

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Management and leasing fees	$—	$391,000	$9,313,000	$6,091,000	$—	$15,795,000
Management and leasing fees—related party	—	—	10,247,000	14,262,000	—	24,509,000
Commissions	—	523,000	1,974,000	2,526,000	—	5,023,000
Commissions—related party	—	—	2,962,000	4,970,000	—	7,932,000
Sale of real estate	—	—	2,271,000	—	—	2,271,000
Rental and other income	—	—	1,289,000	7,237,000	—	8,526,000
Total revenue	—	914,000	28,056,000	35,086,000	—	64,056,000
Operating expenses
Commission and marketing expenses	—	347,000	3,562,000	641,000	—	4,550,000
Compensation and related expenses	8,147,000	25,675,000	11,618,000	10,394,000	—	55,834,000
Cost of real estate sold	—	—	2,230,000	—	—	2,230,000
General and administrative	—	9,788,000	3,927,000	5,733,000	—	19,448,000
Rental operating expense	—	(42,000)	1,296,000	3,242,000	—	4,496,000
Depreciation and amortization	—	349,000	890,000	3,698,000	—	4,937,000
Total operating expenses	8,147,000	36,117,000	23,523,000	23,708,000	—	91,495,000
Equity in joint venture income	—	1,476,000	15,027,000	5,024,000	—	21,527,000
Interest income from loan pool participations and notes receivable	—	—	9,180,000	76,000	—	9,256,000
Income (loss) from consolidated subsidiaries	14,986,000	66,337,000	38,347,000	—	(119,670,000)	—
Operating income (loss)	6,839,000	32,610,000	67,087,000	16,478,000	(119,670,000)	3,344,000
Non-operating income (expense)
Interest income	—	107,000	23,000	3,000	—	133,000
Interest income—related party	—	2,805,000	—	—	—	2,805,000
Acquisition related gains	—	—	—	25,476,000	—	25,476,000
Gain on sale of marketable securities	—	4,353,000	—	—	—	4,353,000
Acquisition-related expenses	—	—	(80,000)	(595,000)	—	(675,000)
Interest expense	—	(25,635,000)	(483,000)	(2,477,000)	—	(28,595,000)
Income (loss) from continuing operations before benefit (provision for) from income taxes	6,839,000	14,240,000	66,547,000	38,885,000	(119,670,000)	6,841,000
Benefit from (provision for) income taxes	—	746,000	—	(538,000)	—	208,000
Income (loss) from continuing operations	6,839,000	14,986,000	66,547,000	38,347,000	(119,670,000)	7,049,000
Income from discontinued operations, net of income taxes	—	—	2,000	—	—	2,000
Loss from sale of real estate, net of income taxes	—	—	(212,000)	—	—	(212,000)
Net income (loss)	6,839,000	14,986,000	66,337,000	38,347,000	(119,670,000)	6,839,000
Net loss attributable to the noncontrolling interests	—	—	(370,000)	(2,219,000)	—	(2,589,000)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	6,839,000	14,986,000	65,967,000	36,128,000	(119,670,000)	4,250,000
Preferred stock dividends and accretion of issuance costs	(8,144,000)	—	—	—	—	(8,144,000)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(1,305,000)	$14,986,000	$65,967,000	$36,128,000	$(119,670,000)	$(3,894,000)

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2011

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Management and leasing fees	$—	$719,000	$3,340,000	$8,511,000	$—	$12,570,000
Management and leasing fees — related party	—	—	13,341,000	1,205,000	—	14,546,000
Commissions	—	3,279,000	850,000	1,648,000	—	5,777,000
Commissions — related party	—	—	5,316,000	18,867,000	—	24,183,000
Sale of real estate	—	—	417,000	—	—	417,000
Rental and other income	—	—	1,086,000	4,054,000	—	5,140,000
Total revenue	—	3,998,000	24,350,000	34,285,000	—	62,633,000
Operating expenses
Commission and marketing expenses	—	887,000	2,693,000	385,000	—	3,965,000
Compensation and related expenses	5,055,000	18,127,000	11,806,000	6,141,000	—	41,129,000
Cost of real estate sold	—	—	397,000	—	—	397,000
General and administrative	—	9,024,000	3,153,000	2,278,000	—	14,455,000
Rental operating expenses	—	—	1,506,000	1,802,000	—	3,308,000
Depreciation and amortization	—	236,000	465,000	2,097,000	—	2,798,000
Total operating expenses	5,055,000	28,274,000	20,020,000	12,703,000	—	66,052,000
Equity in joint venture income	—	425,000	9,847,000	2,235,000	—	12,507,000
Interest income from loan pool participations and notes receivable	—	12,000	7,793,000	81,000	—	7,886,000
Income from consolidated subsidiaries	12,533,000	51,114,000	28,797,000	—	(92,444,000)	—
Operating income (loss)	7,478,000	27,275,000	50,767,000	23,898,000	(92,444,000)	16,974,000
Non-operating income (expense)
Interest income	—	186,000	99,000	—	—	285,000
Interest income — related party	—	2,021,000	—	—	—	2,021,000
Acquisition related gain	—	—	—	6,348,000	—	6,348,000
Interest expense	—	(18,963,000)	(95,000)	(1,449,000)	—	(20,507,000)
Income (loss) before benefit from income taxes	7,478,000	10,519,000	50,771,000	28,797,000	(92,444,000)	5,121,000
Benefit from income taxes	—	2,014,000	—	—	—	2,014,000
Net income (loss) from continuing operations	7,478,000	12,533,000	50,771,000	28,797,000	(92,444,000)	7,135,000
Income from discontinued operations, net of income taxes	—	—	8,000	—	—	8,000
(Loss) gain from sale of real estate, net of income taxes	—	—	335,000	—	—	335,000
Net income (loss)	7,478,000	12,533,000	51,114,000	28,797,000	(92,444,000)	7,478,000
Net income attributable to the noncontrolling interests	—	(103,000)	(379,000)	(650,000)	—	(1,132,000)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	7,478,000	12,430,000	50,735,000	28,147,000	(92,444,000)	6,346,000
Preferred dividends and accretion of preferred stock issuance costs	(8,744,000)	—	—	—	—	(8,744,000)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(1,266,000)	$12,430,000	$50,735,000	$28,147,000	$(92,444,000)	$(2,398,000)
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

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Management and leasing fees	$—	$183,000	$5,873,000	$2,857,000	$—	$8,913,000
Management and leasing fees — related party	—	—	11,258,000	1,159,000	—	12,417,000
Commissions	—	684,000	5,338,000	337,000	—	6,359,000
Commissions — related party	—	—	5,355,000	20,000	—	5,375,000
Sale of real estate	—	—	3,937,000	—	—	3,937,000
Sale of real estate — related party	—	—	9,535,000	—	—	9,535,000
Rental and other income	—	—	1,903,000	2,097,000	—	4,000,000
Total revenue	—	867,000	43,199,000	6,470,000	—	50,536,000
Operating expenses
Commission and marketing expenses	—	—	2,841,000	345,000	—	3,186,000
Compensation and related expenses	8,094,000	14,063,000	13,121,000	2,877,000	—	38,155,000
Merger-related compensation and related expenses	2,225,000	—	—	—	—	2,225,000
Cost of real estate sold	—	—	2,714,000	—	—	2,714,000
Cost of real estate sold - related party	—	—	8,812,000	—	—	8,812,000
General and administrative	227,000	6,753,000	3,453,000	881,000	—	11,314,000
Rental operating expenses	—	—	1,234,000	679,000	—	1,913,000
Depreciation and amortization	—	159,000	764,000	695,000	—	1,618,000
Total operating expenses	10,546,000	20,975,000	32,939,000	5,477,000	—	69,937,000
Equity in joint venture income (loss)	—	—	10,629,000	(81,000)	—	10,548,000
Interest income from loan pool participations and notes receivable	—	46,000	11,760,000	49,000	—	11,855,000
Income (loss) from consolidated subsidiaries	17,031,000	50,902,000	426,000	—	(68,359,000)	—
Operating income (loss)	6,485,000	30,840,000	33,075,000	961,000	(68,359,000)	3,002,000
Non-operating income (expense)
Interest income	—	153,000	39,000	—	—	192,000
Interest income — related party	—	662,000	—	—	—	662,000
Acquisition related gain	—	—	2,108,000	—	—	2,108,000
Gain on early extinguishment of mortgage debt	—	—	16,670,000	—	—	16,670,000
Loss on extinguishment of debt	—	(4,788,000)	—	—	—	(4,788,000)
Interest expense	—	(6,109,000)	(990,000)	(535,000)	—	(7,634,000)
Income (loss) before provision for income taxes	6,485,000	20,758,000	50,902,000	426,000	(68,359,000)	10,212,000
Provision for income taxes	—	(3,727,000)	—	—	—	(3,727,000)
Net income (loss)	6,485,000	17,031,000	50,902,000	426,000	(68,359,000)	6,485,000
Net income attributable to the noncontrolling interests	—	—	(2,963,000)	(16,000)	—	(2,979,000)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	6,485,000	17,031,000	47,939,000	410,000	(68,359,000)	3,506,000
Preferred dividends and accretion of preferred stock issuance costs	(4,558,000)	—	—	—	—	(4,558,000)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$1,927,000	$17,031,000	$47,939,000	$410,000	$(68,359,000)	$(1,052,000)
—————(1)    Included in the guarantor subsidiaries column above are data for certain subsidiaries that were less than 100% owned for the year ended December 31, 2010 by Kennedy-Wilson at the time the notes were originally issued. Such guarantor subsidiaries were restructured prior to registering the notes such that Kennedy-Wilson now owns 100% of all the guarantor subsidiaries. As a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for such guarantor subsidiaries.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net Income	$6,839,000	$14,986,000	$66,337,000	$38,347,000	$(119,670,000)	$6,839,000

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	3,263,000	3,263,000	14,000	—	(3,277,000)	3,263,000
Unrealized foreign currency translation gain (loss)	(1,453,000)	(1,453,000)	(2,251,000)	(265,000)	3,969,000	(1,453,000)
Unrealized forward contract forward currency gain (loss)	5,724,000	5,724,000	6,437,000	—	(12,161,000)	5,724,000
Total other comprehensive income (loss) for the period	$7,534,000	$7,534,000	$4,200,000	$(265,000)	$(11,469,000)	$7,534,000

Comprehensive income	14,373,000	22,520,000	70,537,000	38,082,000	(131,139,000)	14,373,000
Comprehensive income attributable to noncontrolling interests	—	—	—	(2,589,000)	—	(2,589,000)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$14,373,000	$22,520,000	$70,537,000	$35,493,000	$(131,139,000)	$11,784,000

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2011

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net Income (loss)	$7,478,000	$12,533,000	$51,114,000	$28,797,000	$(92,444,000)	$7,478,000

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	(3,198,000)	(3,198,000)	—	—	3,198,000	(3,198,000)
Unrealized foreign currency translation gain (loss)	1,508,000	1,508,000	2,012,000	(25,000)	(3,495,000)	1,508,000
Unrealized forward contract forward currency gain (loss)	(2,318,000)	(2,318,000)	(2,294,000)	—	4,612,000	(2,318,000)
Total other comprehensive income (loss) for the period	(4,008,000)	(4,008,000)	(282,000)	(25,000)	4,315,000	(4,008,000)

Comprehensive income (loss)	$3,470,000	$8,525,000	$50,832,000	$28,772,000	$(88,129,000)	$3,470,000
Comprehensive income attributable to noncontrolling interests	—	(103,000)	(379,000)	(650,000)	—	(1,132,000)
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$3,470,000	$8,422,000	$50,453,000	$28,122,000	$(88,129,000)	$2,338,000
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

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2010

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net Income (loss)	$6,485,000	$17,031,000	$50,902,000	$426,000	$(68,359,000)	$6,485,000

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	6,000	6,000	6,000	—	(12,000)	6,000
Unrealized foreign currency translation gain (loss)	6,434,000	6,434,000	6,434,000	—	(12,868,000)	6,434,000
Total other comprehensive income (loss) for the period	6,440,000	6,440,000	6,440,000	—	(12,880,000)	6,440,000

Comprehensive income (loss)	$12,925,000	$23,471,000	$57,342,000	$426,000	$(81,239,000)	$12,925,000
Comprehensive income attributable to noncontrolling interests	—	—	(2,963,000)	(16,000)	—	(2,979,000)
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$12,925,000	$23,471,000	$54,379,000	$410,000	$(81,239,000)	$9,946,000
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

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Consolidated Total
Net cash provided by (used in) operating activities	$(563,000)	$(59,096,000)	$72,062,000	$(5,636,000)	$6,767,000
Cash flows from investing activities:
Additions to notes receivable	—	(42,000)	(167,819,000)	—	(167,861,000)
Settlements of notes receivable	—	194,000	6,780,000	100,000	7,074,000
Additions to notes receivable—related party	—	(17,062,000)	—	—	(17,062,000)
Settlements of notes receivable—related party	—	9,093,000	—	—	9,093,000
Net proceeds from sale of real estate	—	18,733,000	—	—	18,733,000
Purchases of and additions to real estate	—	—	(33,809,000)	(85,150,000)	(118,959,000)
Short term investment	—	(10,000,000)	—	—	(10,000,000)
Proceeds from sale of marketable securities	—	34,108,000	—	—	34,108,000
Investing distributions from joint ventures	—	32,000	47,995,000	669,000	48,696,000
Contributions to joint ventures	—	(1,200,000)	(177,357,000)	(165,000)	(178,722,000)
Investing distributions from loan pool participation	—	—	58,142,000	—	58,142,000
Contributions to loan pool participation	—	—	(72,970,000)	—	(72,970,000)
(Investments in) distributions from consolidated subsidiaries, net	(82,129,000)	(115,989,000)	194,595,000	3,523,000	—
Net cash used in investing activities	(82,129,000)	(82,133,000)	(144,443,000)	(81,023,000)	(389,728,000)
Cash flow from financing activities:
Borrowings under senior notes payable	—	160,250,000	—	—	160,250,000
Borrowings under lines of credit	—	85,811,000	—	—	85,811,000
Repayment of lines of credit	—	(85,811,000)	—	—	(85,811,000)
Borrowings under mortgage loans payable	—	—	108,264,000	49,475,000	157,739,000
Debt issue costs	—	(7,259,000)	—	—	(7,259,000)
Issuance of common stock	106,246,000	—	—	—	106,246,000
Repurchase of common stock	(47,000)	—	—	—	(47,000)
Repurchase of warrants	(1,610,000)	—	—	—	(1,610,000)
Dividends paid	(21,897,000)	—	—	—	(21,897,000)
Acquisitions of noncontrolling interests	—	—	—	(473,000)	(473,000)
Contributions from noncontrolling interests	—	—	—	400,000	400,000
Distributions to noncontrolling interests	—	—	—	(4,931,000)	(4,931,000)
Intercompany receivables, net	—	(42,856,000)	—	42,856,000	—
Net cash provided by financing activities	82,692,000	110,135,000	108,264,000	87,327,000	388,418,000
Effect of currency exchange rate changes on cash and cash equivalents	—	(201,000)	53,000	(380,000)	(528,000)
Net change in cash and cash equivalents	—	(31,295,000)	35,936,000	288,000	4,929,000
Cash and cash equivalents, beginning of year	—	95,812,000	2,553,000	17,561,000	115,926,000
Cash and cash equivalents, end of year	$—	$64,517,000	$38,489,000	$17,849,000	$120,855,000
—————
(1)    Included in the guarantor subsidiaries column above are data for certain subsidiaries that were less than 100% owned for the year ended December 31, 2012 by Kennedy-Wilson at the time the notes were originally issued. Such guarantor subsidiaries were restructured prior to registering the notes such that Kennedy-Wilson now owns 100% of all the guarantor subsidiaries. As a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for such guarantor subsidiaries.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2011

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Consolidated Total
Cash flows (used in) provided by operating activities:	$—	$(32,013,000)	$1,706,000	$24,296,000	$(6,011,000)
Cash flows from investing activities:
Additions to notes receivable	—	—	(6,145,000)	—	(6,145,000)
Settlements of notes receivable	—	—	3,625,000	—	3,625,000
Additions to notes receivable - related party	—	(35,273,000)	—	—	(35,273,000)
Settlements of notes receivable - related party	—	4,867,000	—	—	4,867,000
Net proceeds from sale of real estate	—	—	7,053,000	—	7,053,000
Purchases of and additions to real estate	—	—	(2,552,000)	(128,000)	(2,680,000)
Investment in marketable securities	—	(32,775,000)	—	—	(32,775,000)
Investing distributions from joint ventures	—	—	27,269,000	5,444,000	32,713,000
Contributions to joint ventures	—	(2,000,000)	(100,780,000)	(2,606,000)	(105,386,000)
Investing distributions from loan pool participation	—	—	66,418,000	—	66,418,000
Contributions to loan pool participations	—	—	(130,551,000)	—	(130,551,000)
(Investments in) distributions from consolidated subsidiaries, net	(104,723,000)	(43,972,000)	146,853,000	1,842,000	—
Net cash (used in) provided by investing activities	(104,723,000)	(109,153,000)	11,190,000	4,552,000	(198,134,000)
Cash flow from financing activities:
Borrowings under senior notes payable	—	249,344,000	—	—	249,344,000
Repayment of notes payable	—	(20,533,000)	—	(4,250,000)	(24,783,000)
Borrowings under lines of credit	—	74,000,000	—	—	74,000,000
Repayment of lines of credit	—	(101,750,000)	—	—	(101,750,000)
Borrowings under mortgage loans payable	—	—	5,000,000	12,076,000	17,076,000
Repayment of mortgage loans payable	—	—	(15,577,000)	(22,000,000)	(37,577,000)
Debt issue costs	—	(7,224,000)	—	(515,000)	(7,739,000)
Issuance of common stock	123,100,000	—	—	—	123,100,000
Repurchase of common stock	(547,000)	—	—	—	(547,000)
Repurchase of warrants	(6,132,000)	—	—	—	(6,132,000)
Dividends paid	(11,698,000)	—	—	—	(11,698,000)
Contributions from noncontrolling interests	—	—	1,622,000	2,843,000	4,465,000
Distributions from noncontrolling interests	—	—	(4,876,000)	(266,000)	(5,142,000)
Net cash provided by (used in) financing activities	104,723,000	193,837,000	(13,831,000)	(12,112,000)	272,617,000
Effect of currency exchange rate changes on cash and cash equivalents	—	348,000	138,000	—	486,000
Net change in cash and cash equivalents	—	53,019,000	(797,000)	16,736,000	68,958,000
Cash and cash equivalents, beginning of year	—	42,793,000	3,350,000	825,000	46,968,000
Cash and cash equivalents, end of year	$—	$95,812,000	$2,553,000	$17,561,000	$115,926,000
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

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2010

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Consolidated Total
Cash flows (used in) provided by operating activities:	$(2,670,000)	$(9,635,000)	$13,074,000	$1,388,000	$2,157,000
Cash flows from investing activities:
Additions to notes receivable	—	(377,000)	(24,259,000)	(1,000,000)	(25,636,000)
Settlements of notes receivable	—	15,000	8,423,000	—	8,438,000
Additions to notes receivable - related party	—	(5,914,000)	—	—	(5,914,000)
Settlements of notes receivable - related party	—	8,721,000	—	—	8,721,000
Net proceeds from sale of real estate	—	—	3,639,000	—	3,639,000
Net proceeds from sale of real estate - related party	—	—	9,548,000	—	9,548,000
Purchases of and additions to real estate	—	—	(19,590,000)	(4,174,000)	(23,764,000)
Distributions from joint ventures	—	—	9,790,000	387,000	10,177,000
Contributions to joint ventures	—	(1,220,000)	(77,203,000)	(5,468,000)	(83,891,000)
Contributions to loan pool participations	—	—	(16,154,000)	—	(16,154,000)
(Investments in) distributions from consolidated subsidiaries, net	(108,730,000)	13,161,000	87,197,000	8,372,000	—
Net cash provided by (used in) investing activities	(108,730,000)	14,386,000	(18,609,000)	(1,883,000)	(114,836,000)
Cash flow from financing activities:
Borrowings under notes payable	—	—	—	4,250,000	4,250,000
Repayment of notes payable	—	(5,600,000)	—	—	(5,600,000)
Borrowings under lines of credit	—	48,250,000	—	—	48,250,000
Repayment of lines of credit	—	(30,500,000)	—	—	(30,500,000)
Borrowings under mortgage loans payable	—	—	20,016,000	—	20,016,000
Repayment of mortgage loans payable	—	—	(21,492,000)	(3,243,000)	(24,735,000)
Repayment of convertible subordinated debt	—	(32,550,000)	—	—	(32,550,000)
Debt issue costs	—	(598,000)	—	(46,000)	(644,000)
Issuance of preferred stock	132,294,000	—	—	—	132,294,000
Repurchase of common stock	(11,301,000)	—	—	—	(11,301,000)
Repurchase of warrants	(11,500,000)	—	—	—	(11,500,000)
Dividends paid	(4,533,000)	—	—	—	(4,533,000)
Contributions from noncontrolling interests	—	—	10,955,000	—	10,955,000
Distributions from noncontrolling interests	—	—	(3,242,000)	—	(3,242,000)
Net cash (used in) provided by financing activities	104,960,000	(20,998,000)	6,237,000	961,000	91,160,000
Effect of currency exchange rate changes on cash and cash equivalents	6,440,000	4,263,000	—	—	10,703,000
Net change in cash and cash equivalents	—	(11,984,000)	702,000	466,000	(10,816,000)
Cash and cash equivalents, beginning of year	—	54,777,000	2,648,000	359,000	57,784,000
Cash and cash equivalents, end of year	$—	$42,793,000	$3,350,000	$825,000	$46,968,000
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

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

NOTE 24—UNAUDITED QUARTERLY INFORMATION

Year Ended December 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$11,830,000	$14,110,000	$15,240,000	$22,876,000
Operating expenses	15,441,000	18,420,000	20,940,000	36,694,000
Equity in joint venture income	5,516,000	5,108,000	1,848,000	9,055,000
Interest income from loan pool participations and notes receivable	538,000	2,876,000	3,712,000	2,130,000
Operating income (loss)	2,443,000	3,674,000	(140,000)	(2,633,000)
Non-operating (expenses) income	(2,234,000)	(5,809,000)	(6,502,000)	18,042,000
Income (loss) before provision for income taxes	209,000	(2,135,000)	(6,642,000)	15,409,000
Benefit from income taxes	1,483,000	1,138,000	2,500,000	(4,913,000)
Income (loss) from continuing operations	1,692,000	(997,000)	(4,142,000)	10,496,000
Income from discontinued operations, net of income taxes	2,000	—	—	—
Loss from sale of real estate	(212,000)	—	—	—
Net income (loss)	1,482,000	(997,000)	(4,142,000)	10,496,000
Net (income) loss attributable to noncontrolling interests	(2,798,000)	(128,000)	(64,000)	401,000
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. shareholders	(1,316,000)	(1,125,000)	(4,206,000)	10,897,000
Preferred stock dividends and accretion of issuance costs	(2,036,000)	(2,036,000)	(2,036,000)	(2,036,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(3,352,000)	$(3,161,000)	$(6,242,000)	$8,861,000
Basic (loss) earnings per share	$(0.07)	$(0.06)	$(0.11)	$0.15
Diluted (loss) earnings per share	(0.07)	(0.06)	(0.11)	0.15

Year ended December 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$8,727,000	$8,510,000	$12,776,000	$32,620,000
Operating expenses	12,525,000	13,138,000	15,569,000	24,820,000
Equity in joint venture (loss) income	5,256,000	2,551,000	(646,000)	5,346,000
Interest income from loan pool participations and notes receivable	2,546,000	2,241,000	1,048,000	2,051,000
Operating (loss) income	4,004,000	164,000	(2,391,000)	15,197,000
Non-operating expenses	(1,294,000)	485,000	(5,482,000)	(5,562,000)
(Loss) income before provision for income taxes	2,710,000	649,000	(7,873,000)	9,635,000
Benefit from (provision for) income taxes	(663,000)	(172,000)	2,997,000	(148,000)
Income (loss) from continuing operations	2,047,000	477,000	(4,876,000)	9,487,000
Net loss (income) attributable to noncontrolling interests	(1,038,000)	(299,000)	42,000	163,000
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. shareholders	1,009,000	178,000	(4,834,000)	9,650,000
Preferred stock dividends and accretion of issuance costs	(2,036,000)	(2,636,000)	(2,036,000)	(2,036,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. shareholders	$(1,027,000)	$(2,458,000)	$(6,870,000)	$7,614,000
Basic (loss) earnings per share	$(0.02)	$(0.06)	$(0.16)	$0.17
Diluted (loss) earnings per share	(0.02)	(0.06)	(0.16)	0.14

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2012, 2011 and 2010

NOTE 25—SUBSEQUENT EVENTS

Subsequent to December 31, 2012, KW Residential, LLC settled several Japanese yen related hedges resulting in cash proceeds of $23.7 million to the joint venture, of which our share was $10.6 million.
In December 2012, at time of acquisition, Kennedy Wilson invested $43.6 million of its equity and borrowed $79.3 million to acquire a loan secured by a shopping center in the United Kingdom. Additionally, in partnership with an institutional investor, we acquired a loan pool with an unpaid principal balance of $232.3 million, comprised of 7 loans secured by 23 underlying properties in the United Kingdom.  Kennedy Wilson's investment in the pool totaled $16.0 million. Subsequent to December 31, 2012, we sold 50% of our interest in both investments to an institutional investor.
In March 2013, Kennedy Wilson drew $35 million on its unsecured credit facility, bringing the outstanding balance to $35 million and availability to $65 million.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2012

			Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Balance at December 31, 2012 (1)
Description	Region	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Depreciable Life in Years	Date of Construction	Date Acquired
Commercial
Commercial building	Western U.S.	$29,000,000	$8,799,000	$31,386,000	$72,000	$8,799,000	$31,458,000	$40,257,000	$(98,000)	39 yrs	1991	2012
Office park	Western U.S.	1,873,000	396,000	1,584,000	—	396,000	1,584,000	1,980,000	$—	39 yrs	1982	2012
Commercial building	Western U.S.	7,032,000	991,000	8,128,000	—	991,000	8,128,000	9,119,000	$(20,000)	39 yrs	1983	2012
Retail	Western U.S.	615,000	364,000	444,000	13,000	370,000	451,000	821,000	(24,000)	39 yrs	N/A	2011
Commercial building	Western U.S.	12,000,000	6,212,000	15,049,000	926,000	6,212,000	15,975,000	22,187,000	(572,000)	39 yrs	2007	2011
Commercial building	Japan	—	3,970,000	3,230,000	2,122,000	5,192,000	4,130,000	9,322,000	(738,000)	37 yrs	2007	2008
Commercial building	Western U.S.	—	495,000	257,000	30,000	496,000	286,000	782,000	(13,000)	37 yrs	1983	2010
Multifamily
178-unit Apartment building	Western U.S.	23,475,000	12,310,000	18,466,000	—	12,310,000	18,466,000	30,776,000	(79,000)	39 yrs	1975	2012
217-unit Multifamily property	Western U.S.	26,000,000	2,639,000	41,369,000	5,000	2,639,000	41,373,000	44,012,000	(82,000)	39 yrs	2011	2012
366-unit Apartment building	Western U.S.	33,817,000	9,083,000	36,331,000	14,000	9,082,000	36,346,000	45,428,000	(78,000)	39 yrs	2000	2012
204-unit Apartment building	Western U.S.	14,357,000	5,329,000	20,150,000	925,000	5,329,000	21,075,000	26,404,000	(4,794,000)	39 yrs	1986	2008
Residential
49-unit condominium	Other U.S.	—	—	4,794,000	90,000	—	4,884,000	4,884,000	—	39 yrs	2005	2012
Single family home	Western U.S.	—	4,111,000	4,250,000	363,000	4,474,000	4,250,000	8,724,000	(443,000)	39 yrs	2008	2008
Condominium units	Western U.S.	—	—	2,325,000	300,000	—	2,625,000	2,625,000	—		2007	2010
Land
Land, Alto Ave	Western U.S.	1,642,000	2,314,000	—	13,000	2,327,000	—	2,327,000	—	N/A	N/A	2011
Industrial/Land	Western U.S.	2,134,000	1,133,000	1,908,000	11,000	1,137,000	1,915,000	3,052,000	(98,000)	39 yrs	N/A	2011
Single family home lot	Western U.S.	—	4,101,000	—	275,000	4,376,000	—	4,376,000	—	N/A	N/A	2010
2700 acres	Western U.S.	—	31,741,000	3,753,000	4,291,000	35,465,000	4,320,000	39,785,000	(373,000)	N/A	1912	2010
		$151,945,000	$93,988,000	$193,424,000	$9,450,000	$99,595,000	$197,266,000	$296,861,000	$(7,412,000)

(1) The tax basis of all the properties in aggregate totaled $287.3 million.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation (continued)
December 31, 2012, 2009, and 2008
(Dollars in thousands)

Changes in real estate for the years ended December 31 2012, 2011 and 2010 were as follows:

	For the year ended December 31,
	2012	2011	2010
Balance at the beginning of period	$121,315,000	$86,707,000	$46,123,000
Additions during the period:
Improvements	—	—	—
Acquisitions	195,590,000	42,255,000	52,228,000
Deductions during the period:
Dispositions	(20,044,000)	(7,647,000)	(11,644,000)
Balance at close of period	$296,861,000	$121,315,000	$86,707,000

Changes in accumulated depreciation for the years ended December 31 were as follows:

	For the year ended December 31,
	2012	2011	2010
Balance at the beginning of period	$5,435,000	$4,006,000	$3,070,000
Additions during the period:
Depreciation expense	2,013,000	1,429,000	1,339,000
Deductions during the period:
Dispositions	(36,000)	—	(403,000)
Balance at close of period	$7,412,000	$5,435,000	$4,006,000
See accompanying report of independent registered public accounting firm.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Schedule IV—Mortgage Loans on Real Estate
December 31, 2012

Description	Region	Interest Rate	Final Maturity Date	Balloon Amount	Face Amount of Mortgages	Carrying Amount December 31, 2012	Principal Amount of Loans Subject to Delinquent Principal or Interest
Commercial
Commercial building	Western U.S.	LIBOR + 2.00%	2017	$26,400,000	$29,000,000	$29,000,000	$—
Office park	Western U.S.	5.72%	2013	1,873,000	1,873,000	1,873,000	—
Commercial building	Western U.S.	LIBOR + 3.50%	2014	7,032,000	7,032,000	7,032,000	—
Retail	Western U.S.	Prime + 1.00%	2013	615,000	615,000	615,000	—
Commercial building	Western U.S.	6.75%	2016	12,000,000	12,000,000	12,000,000	—
Multifamily
178-unit Apartment building	Western U.S.	Adjustable rate + 2.07%	2022	20,435,000	23,475,000	23,475,000	—
217-unit Multifamily property	Western U.S.	3.35%	2023	22,188,000	26,000,000	26,000,000	—
366-unit Apartment building	Western U.S.	4.71%	2020	23,254,000	26,303,000	27,988,000	—
366-unit Apartment building	Western U.S.	5.43%	2020	4,707,000	5,251,000	5,829,000	—
204-unit Apartment building	Western U.S.	4.19%	2018	13,290,000	14,357,000	14,357,000	—
Land
Land, Alto Ave	Western U.S.	Prime + 1.00%	2013	1,642,000	1,642,000	1,642,000	—
Industrial/Land	Western U.S.	Prime + 1.00%	2013	2,134,000	2,134,000	2,134,000	—
Other
Notes receivable	United Kingdom	LIBOR + 5.00%	2015	78,706,000	$78,705,000	78,705,000	—
				$214,276,000	$228,387,000	$230,650,000	$—

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Schedule IV—Mortgage Loans on Real Estate (continued)
December 31, 2012

Activity for the year ended December 31, 2012 is as follows:

Balance - December 31, 2011	$30,748,000
New Mortgage Loans	200,461,000
Other Additions	—
Amortization of mortgage premium	—
Collections of principal	—
Foreclosures	—
Loan Loss Reserve	—
Other Deductions	(559,000)
Balance - December 31, 2012	$230,650,000

See accompanying report of independent registered public accounting firm.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and procedures
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
Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation our disclosure controls and procedures as of December 31, 2012. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

KPMG LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2012, as stated in their report included in this report.

Changes in Internal Control Over Financial Reporting

There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2012 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 11.	Executive Compensation
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2012 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2012 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2012 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2012 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this annual report:

(1)
Financial Statements. See the accompanying Index to Consolidated Financial Statements, which appears on page 41 of the annual report. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page 41 of this report, are incorporated by reference into this Item 15.

(2)
Financial Statement Schedules. Schedules III and IV are listed in the Index to Consolidated Financial Statements, which appear beginning on page 98 of this report, are incorporated by reference into this Item 15. All other Financial Statement Schedules have been omitted because the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the notes thereto.

(3)	Exhibits. See Item 15(b) below.

(b) Exhibits. The exhibits listed on the Exhibit Index set forth below on page 111 are filed as part of, or are incorporated by reference into, this annual report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March 2013.

KENNEDY-WILSON HOLDINGS, INC., a Delaware corporation

By:	/s/ WILLIAM J. MCMORROW
William J. McMorrow
Chief Executive Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William J. McMorrow and Justin Enbody, and each of them, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/S/ WILLIAM J. MCMORROW William J. McMorrow	Chief Executive Officer (principal executive officer) and Chairman	March 12, 2013

/S/ JUSTIN ENBODY Justin Enbody	Chief Financial Officer (principal financial officer and principal accounting officer)	March 12, 2013

/S/ KENT MOUTON Kent Mouton	Director	March 12, 2013

/S/ JERRY R. SOLOMON Jerry R. Solomon	Director	March 12, 2013

/S/ NORM CREIGHTON Norm Creighton	Director	March 12, 2013

/S/ STANLEY ZAX Stanley Zax	Director	March 12, 2013

/S/ DAVID A. MINELLA David A. Minella	Director	March 12, 2013

/S/ CATHY HENDRICKSON Cathy Hendrickson	Director	March 12, 2013

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger, by and among Prospect Acquisition Corp., KW Merger Sub Corp. and Kennedy- Wilson, Inc., dated as of September 8, 2009.
2.2(1)	Amendment No. 1 to the Agreement and Plan of Merger dated October 22, 2009 between Prospect Acquisition Corp., KW Merger Sub Corp. and Kennedy-Wilson, Inc.
2.3(1)	Amendment No. 2 to the Agreement and Plan of Merger dated October 26, 2009 between Prospect Acquisition Corp., KW Merger Sub Corp. and Kennedy-Wilson, Inc.
3.1(2)	Second Amended and Restated Certificate of Incorporation.
3.2(3)	Amended and Restated Bylaws.
4.1(14)	Specimen Common Stock Certificate.
4.2(4)	Form of Warrant Certificate.
4.3(5)	Amended and Restated Warrant Agreement between Continental Stock Transfer & Trust Company and Kennedy- Wilson Holdings, Inc.
4.4(21)
Indenture, dated as of April 5, 2011, among Kennedy-Wilson, Inc., as Issuer, Kennedy-Wilson Holdings, Inc., as guarantor, certain subsidiaries of the Issuer signatories thereto, as guarantors, and Wilmington Trust FSB, as trustee, including the form of 8.750% Notes due 2019.

4.5(21)
Registration Rights Agreement, dated April 5, 2011, among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., certain subsidiaries of the Issuer signatories thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated.

4.6(22)
Registration Rights Agreement, dated April 12, 2011, among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., certain subsidiaries of the Issuer signatories thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

4.7(23)	Certificate of Designation of Series A Preferred Stock.
4.8(24)	Certificate of Designation of Series B Preferred Stock.
4.9(26)	First Supplemental Indenture dated August 5, 2011 among Kennedy-Wilson, Inc., KW Residential Group, Inc. and Wilmington Trust, National Association.
4.10(26)	Second Supplemental Indenture dated August 5, 2011 among Kennedy-Wilson, Inc., KW Telstar Partners, LLC and Wilmington Trust, National Association.
4.11(26)	Third Supplemental Indenture dated August 5, 2011 among Kennedy-Wilson, Inc., KWF Manager V, LLC and Wilmington Trust, National Association.
4.12(26)	Fourth Supplemental Indenture dated August 5, 2011 among Kennedy-Wilson, Inc., KW Fund IV - Kohanaiki, LLC and Wilmington Trust, National Association.
4.13(26)	Fifth Supplemental Indenture dated August 5, 2011 among Kennedy-Wilson, Inc., Kennedy Wilson Property Equity IV, LLC and Wilmington Trust, National Association.
4.14(26)	Sixth Supplemental Indenture dated August 5, 2011 among Kennedy-Wilson, Inc., KW Ireland, LLC and Wilmington Trust, National Association.
4.15(26)	Seventh Supplemental Indenture dated August 5, 2011 among Kennedy-Wilson, Inc., KW Manager IV, LLC and Wilmington Trust, National Association.
4.16(26)	Eighth Supplemental Indenture dated September 26, 2011 among Kennedy-Wilson, Inc., KWF Investors IV, LLC, KWF Investors V, LLC and Wilmington Trust, National Association.
4.17(26)
Ninth Supplemental Indenture dated December 28, 2011 among Kennedy-Wilson, Inc., KW Anaheim Land Partners LLC, Pacifica West Coast Partners, LLC, KW Multi-Family Management Group, KW Mill Creek Property Manager, LLC, KW Sunrise Carlsbad, LLC, Sunrise Property Associates, LLC, certain guarantors listed therein and Wilmington Trust, National Association.

4.18(31)
Tenth Supplemental Indenture, dated as of June 12, 2012, among Kennedy-Wilson, Inc., Meyers Research, LLC, KW Armacost, LLC, Santa Maria Land Partners Manager, LLC, KW Investment Adviser, LLC, NWLACDFI - Southern Oaks, LLC, Kennedy-Wilson Capital, KW Captowers Partners, LLC, KW Four Points, LLC, KW Loan Partners VII, LLC and Wilmington Trust, National Association, as trustee

4.19(32)
Eleventh Supplemental Indenture, dated as of November 21, 2012, among Kennedy-Wilson, Inc., NWLACDFI-Southern Oaks, LLC, the subsidiary guarantor parties thereto, Kennedy-Wilson Holdings, Inc., and Wilmington Trust, National Association, as trustee

4.20(33)
Twelfth Supplemental Indenture, dated as of November 21, 2012, among Kennedy-Wilson, Inc., KWF Investors VII, LLC, KWF Manager VII, LLC, KW Residential Capital, LLC, KW Boise Plaza, LLC, KW Loan Partners VIII, LLC, KW UR Investment 1, LLC, KW UR Investment 2, LLC, Kennedy Wilson Property Services IV, L.P., Kennedy Wilson Property Services IV GP, LLC, KW/CV Third-Pacific Manager, LLC, KW EU Loan Partners II, LLC, KWF Investors VIII, LLC, KWF Manager VIII, LLC, KW HP 11, LLC, KW 1200 Main LLC, KW

4.21*
Thirteenth Supplemental Indenture, dated as of February 13, 2013, among Kennedy-Wilson, Inc., KW Fund IV La Barranca, LLC (formerly KW HP 11, LLC), the subsidiary guarantor parties thereto, Kennedy-Wilson Holdings, Inc., and Wilmington Trust, National Association, as trustee

4.22*
Fourteenth Supplemental Indenture, dated as of February 14, 2013, among Kennedy-Wilson, Inc., KWF Manager X, LLC, KWF Manager XI, LLC, KWF Manager XII, LLC and Wilmington Trust, National Association, as trustee

4.23(29)	Form on Indenture, dated as of November 28, 2012, between Kennedy-Wilson, Inc. and Wilmington Trust, National Association, as trustee
4.24(30)
Supplemental Indenture No. 1, dated as of November 28, 2012, among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantor parties thereto and and Wilmington Trust, National Association, as trustee

4.25*	Supplemental Indenture No. 2, dated as of February 14, 2013, among Kennedy-Wilson, Inc., the subsidiary guarantor parties thereto and Wilmington Trust, National Association, as trustee
4.26(34)
Registration Rights Agreement, dated as of December 6, 2012, among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantor parties thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC

10.2(37)
Forfeiture Agreement dated September 8, 2009 by and among Prospect Acquisition Corp., De Guardiola Advisors, Inc., De Guardiola Holdings, Inc., Flat Ridge Investments LLC, LLM Structured Equity Fund L.P., LLM Investors L.P., CMS Platinum Fund, L.P., SJC Capital LLC, Michael P. Castine, Daniel Gressel, Michael Downey, James J. Cahill, John Merchant and Kennedy-Wilson, Inc.)

10.3(37)	Letter Agreement dated September 17, 2009 by Prospect Acquisition Corp. and Citigroup Global Markets Inc. Ladenburg Thalmann & Co. Inc. and I-Bankers Securities, Inc.
10.4(37)	Letter Agreement dated September 4, 2009 by Prospect Acquisition Corp. and De Guardiola Advisors, Inc.
10.5(37)	Lock-Up Agreement by Prospect Acquisition Corp. and certain stockholders of Prospect.
10.6(38)	Kennedy-Wilson Holdings, Inc. 2009 Equity Participation Plan.
10.7(39)	Form of Amended and Restated Consultant Restricted Stock Award Agreement to Kennedy-Wilson Holdings, Inc. 2009 Equity Participation Plan.
10.8(39)	Form of Amended and Restated Employee Performance Unit Award Agreement to Kennedy-Wilson Holdings, Inc. 2009 Equity Participation Plan.
10.9(39)	Form of Amended and Restated Employee Restricted Stock Award Agreement to Kennedy-Wilson Holdings, Inc. 20009 Equity Participation Plan.
10.10(36)	Promissory Note issued by Kennedy-Wilson, Inc. to The Guardian Life Insurance Company of America on November 3, 2008.
10.11†(37)	Fifteenth Amendment to Employment Agreement by Kennedy-Wilson, Inc. and William J. McMorrow.
10.12†(37)	Employment Agreement dated August 14, 1992 between Kennedy-Wilson and William J. McMorrow.
10.13†(37)	Amendment to Employment Agreement dated as of January 1, 1993 between Kennedy-Wilson and William J. McMorrow.
10.14†(37)	Second Amendment to Employment Agreement dated as of between January 1, 1994 Kennedy-Wilson and William J. McMorrow.
10.15(40)	Third Amendment to Employment Agreement dated as of March 31, 1995 between Kennedy-Wilson and William J. McMorrow.
10.16†(40)	Fourth Amendment to Employment Agreement dated as of January 1, 1996 Kennedy-Wilson and William J. McMorrow.
10.17†(37)	Amendment to Employment Agreement dated as of February 28, 1996 between Kennedy-Wilson and William J. McMorrow.
10.18†(15)	Fifth Amendment to Employment Agreement dated as of May 19, 1997 between Kennedy-Wilson and William J. McMorrow.
10.19†(37)	Sixth Amendment to Employment Agreement dated as of August 20, 1998 between Kennedy-Wilson and William J. McMorrow.

10.20†(37)	Seventh Amendment to Employment Agreement dated as of August 9, 1999 between Kennedy-Wilson and William J. McMorrow.
10.21†(37)	Eighth Amendment to Employment Agreement dated as of January 3, 2000 between Kennedy-Wilson and William J. McMorrow.
10.22†(37)	Ninth Amendment to Employment Agreement dated as of October 1, 2000 between Kennedy-Wilson and William J. McMorrow.
10.23†(37)	Tenth Amendment to Employment Agreement dated as of April 22, 2002 between Kennedy-Wilson and William J. McMorrow.
10.24†(37)	Eleventh Amendment to Employment Agreement dated as of October 1, 2003 between Kennedy-Wilson and William J. McMorrow.
10.25†(37)	Twelfth Amendment to Employment Agreement dated as of April 21, 2004 between Kennedy-Wilson and William J. McMorrow.
10.26†(37)	Thirteenth Amendment to Employment Agreement dated as of January 1, 2008 between Kennedy-Wilson and William J. McMorrow.
10.27†(37)	Fourteenth Amendment to Employment Agreement dated as of February 1, 2009 between Kennedy-Wilson and William J. McMorrow.
10.28†(37)	Second Amendment to Employment Agreement by Kennedy-Wilson, Inc. and Mary L. Ricks.
10.29†(37)	Employment Agreement dated February 1, 2009 between Kennedy-Wilson and Mary L. Ricks.
10.30†(37)	First Amendment to Employment Agreement dated June 1, 2009 between Kennedy-Wilson and Mary L. Ricks.
10.31†(37)	First Amendment to Employment Agreement by Kennedy-Wilson, Inc. and Donald J. Herrema.
10.32†(37)	Employment Agreement dated June 15, 2009 between Kennedy-Wilson and Donald J. Herrema.
10.33†(37)	Employment Agreement dated April 1, 1996 between Kennedy-Wilson and Freeman Lyle.
10.34†(37)	Amendment to Employment Agreement dated April 1, 1997 between Kennedy-Wilson and Freeman Lyle.
10.35†(37)	Second Amendment to Employment Agreement dated April 1, 1998 between Kennedy-Wilson and Freeman Lyle.
10.36†(37)	Third Amendment to Employment Agreement dated as of August 15, 1998 between Kennedy-Wilson and Freeman Lyle.
10.37†(37)	Fourth Amendment to Employment Agreement dated as of April 1, 1999 between Kennedy-Wilson and Freeman Lyle.
10.38†(37)	Fifth Amendment to Employment Agreement dated as of April 1, 2000 between Kennedy-Wilson and Freeman Lyle.
10.39†(37)	Sixth Amendment to Employment Agreement dated as of January 1, 2001 between Kennedy-Wilson and Freeman Lyle.
10.40†(37)	Seventh Amendment to Employment Agreement dated as of March 28, 2001 between Kennedy-Wilson and Freeman Lyle.
10.41†(37)	Eighth Amendment to Employment Agreement dated as of September 1, 2002 between Kennedy-Wilson and Freeman Lyle.
10.42†(37)	Ninth Amendment to Employment Agreement dated October 1, 2003 between Kennedy-Wilson and Freeman Lyle.
10.43†(37)	Tenth Amendment to Employment Agreement dated January 1, 2004 between Kennedy-Wilson and Freeman Lyle.
10.44†(37)	Eleventh Amendment to Employment Agreement dated January 1, 2005 between Kennedy-Wilson and Freeman Lyle.
10.45†(37)	Twelfth Amendment to Employment Agreement dated January 1, 2006 between Kennedy-Wilson and Freeman Lyle.
10.46†(37)	Thirteenth Amendment to Employment Agreement dated January 1, 2007 between Kennedy-Wilson and Freeman Lyle.
10.47†(37)	Fourteenth Amendment to Employment Agreement dated March 1, 2007 between Kennedy-Wilson and Freeman Lyle.
10.48†(37)	Fifteenth Amendment to Employment Agreement dated January 1, 2008 between Kennedy-Wilson and Freeman Lyle.
10.49†(37)	Sixteenth Amendment to Employment Agreement dated June 1, 2008 between Kennedy-Wilson and Freeman Lyle.
10.50†(37)	Seventeenth Amendment to Employment Agreement dated January 1, 2009 between Kennedy-Wilson and Freeman Lyle.

10.51†(37)	Amendment to Employment Agreement dated as of August 1, 2006 between KW Multi-Family Management Group and Robert Hart.
10.52†(37)	Second Amendment to Employment Agreement dated as of January 1, 2007 between KW Multi-Family Management Group and Robert Hart.
10.53†(37)	Third Amendment to Employment Agreement dated as of January 1, 2008 between KW Multi-Family Management Group and Robert Hart.
10.54†(37)	Fourth Amendment to Employment Agreement dated as of January 1, 2009 between KW Multi-Family Management Group and Robert Hart.
10.55†(37)	Business Loan Agreement dated July 29, 2009 between Kennedy-Wilson, Inc. and Pacific Western Bank.
10.56†(41)	Amended and Restated Loan Agreement dated June 5, 2008 between Kennedy-Wilson, Inc. and U.S. Bank National Association.
10.57†(37)	Junior Subordinated Indenture dated, January 31, 2007 between Kennedy-Wilson, Inc. and The Bank of New York Trust Company, National Association, as trustee.
10.58†(37)	First Amendment to Office Lease dated March 5, 1999 between Wilshire-Camden Associates and Kennedy-Wilson, Inc.
10.59(37)	Second Amendment to Lease dated June 2, 1999 between Wilshire-Camden Associates and Kennedy-Wilson, Inc.
10.60(37)	First Amendment to Office Lease dated March 5, 1999 between Wilshire-Camden Associates and Kennedy-Wilson, Inc.
10.61(37)	Second Amendment to Lease dated June 2, 1999 between Wilshire-Camden Associates and Kennedy-Wilson, Inc.
10.62(37)	Third Amendment to Office Lease dated December 20, 2002 between Brighton Enterprises, LLC and Kennedy-Wilson, Inc.
10.63(37)	Fourth Amendment to Office Lease dated September 11, 2003 between Wilshire-Camden Associates and Kennedy-Wilson, Inc.
10.64(37)	Fifth Amendment to Office Lease dated January 7, 2006 between Douglas Emmett 2000, LLC and Kennedy-Wilson, Inc.
10.65(37)
Standard Office Lease dated March 3, 2009 by and among 9701-Hempstead Plaza, LLC, 9701-Carolina Gardens LLC, 9701-West Point Realty LLC, 9701-Dakota Leasing LLC and 9701-Iowa Leasing LLC and Kennedy-Wilson Inc.

10.66(37)
Second Amended and Restated Guaranty of Payment dated November 4, 2008 by Arthur S. Levine, as Trustee of the Ray J. Rutter Trust, Arthur S. Levine, as Trustee of the Susan Ray Rutter Trust, and Arthur S. Levine, as Trustee of the Robert Jonathan Rutter Trust, and Kennedy-Wilson Inc., to Bank Midwest N.A.

10.67(37)	Amended and Restated Guaranty dated October 25, 2007 Agreement by Kennedy-Wilson, Inc. in favor of Bank of America, N.A., as agent for lenders.
10.68(37)	Amendment to Irrevocable standby letters of credit dated October 26, 2007 from Bank of America to the beneficiary, City of Walnut Creek on behalf of Fairways 340 LLC.
10.69(37)	Guaranty Agreement made as of August 14, 2007 by Kennedy-Wilson, Inc. in favor of Bank of America, N.A., as agent for lenders.
10.70 (37)	Repayment Guaranty made as of September 4, 2007 by Kennedy-Wilson, Inc. in favor of Wachovia Bank, N.A., as agent for lenders.
10.71(37)	Commercial Guaranty made as of September 13, 2007 by Kennedy-Wilson, Inc., to Pacific Western Bank, on behalf of Windscape Village LLC.
10.72(37)	Repayment Guaranty made as of May 9, 2007 by Kennedy-Wilson, Inc. and KW Property Fund I, L.P. for the benefit of Wachovia Bank National Association.
10.73(37)	Commercial Guaranty dated January 16, 2009 to Pacific Western Bank by KWI Property Fund I, L.P.
10.74 (37)	Guaranty made as of May 29, 2008 by Kennedy-Wilson, Inc. and KW Property Fund III, L.P. for the benefit of Deutsche Bank, AG.
10.75(37)	Guaranty made as of September 9, 2005, by Kennedy-Wilson, Inc., a Delaware corporation, in favor of Bank of America, N.A.
10.76 (37)	Guaranty made as of May 29, 2008 by Kennedy-Wilson, Inc. and KW Property Fund III, L.P. for the benefit of Deutsche Bank, AG.
10.77 (37)	Guaranty made as of September 9, 2005, by Kennedy-Wilson, Inc., a Delaware corporation, in favor of Bank of America, N.A.
10.78 (37)	Repayment Guaranty made as of September 4, 2007 by KWI Property Fund I, L.P. and KW Property Fund II, L.P., Delaware limited partnerships in favor of Wachovia Bank, N.A., as agent for lenders. [x]

10.79(40)	Fifteenth Amendment to Employment Agreement dated January 1, 2009 between Kennedy-Wilson Properties and James Rosten.
10.80(40)	Eighteenth Amendment to Employment Agreement dated January 1, 2009 between Kennedy-Wilson and Freeman Lyle.
10.81(40)	Fifth Amendment to Employment Agreement dated January 1, 2009 between KW Multi-Family Group, Ltd. and Robert Hart.
10.82(40)
First Amendment to Forfeiture Agreement dated October 22, 2009 between Prospect Acquisition Corp., De Guardiola Advisors, Inc., De Guardiola Holdings, Inc., Flat Ridge Investments LLC, LLM Structured Equity Fund L.P, LLM Investors L.P., CMS Platinum Fund, L.P., SJC Capital LLC, Michael P. Castine, Daniel Gressel, Michael Downey, James J. Cahill, John Merchant and Kennedy-Wilson, Inc.

10.83†(40)	Waiver and Modification with respect to Employment Agreements dated October 22, 2009 between Kennedy-Wilson, Inc. and William J. McMorrow, Mary L. Ricks and Donald J. Herrema.
10.84(42)	Agreement, dated as of November 11, 2009, by and between Prospect Acquisition Corp. and Victory Park Capital Advisors, LLC.
10.85(42)	Stock Purchase Agreement, by and between Prospect Acquisition Corp. and Victory Park Special Situations Master Fund, LTD.
10.86(42)	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Credit Suisse Securities (USA) LLC.
10.87(42)	Stock Purchase Agreement, dated as of November 11, 2009, by and between Prospect Acquisition Corp. and Nisswa Acquisition Master Fund, Ltd.
10.88(42)	Share Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Milton Arbitrage Partners, LLC.
10.89(43)	Stock Purchase Agreement.
10.90(44)	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Arrowgrass Master Fund Ltd.
10.91(44)	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Bulldog Investors.
10.92(44)	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Del Mar Master Fund Ltd.
10.93(44)	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Citigroup Global Markets Inc.
10.94(44)	Share Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and IBS (MF) Ltd. In Respect of Glazer Merger Arbitrage Series.
10.95(44)	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Glazer Offshore Fund Ltd.
10.96(44)	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Glazer Capital Management, LP.
10.97(44)	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and HFR MA Select Opportunity Master Trust.
10.98(44)	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and GSS Offshore SPC-Glazer Segregated Portfolio.
10.99(45)	Waiver and Modification With Respect to Employment Agreement Amendments.
10.100(46)	Securities Purchase Agreement, dated June 28, 2011, by and among Kennedy-Wilson Holdings, Inc., a Delaware corporation and the Purchasers named thereto.
10.101(47)	Transfer Agreement dated December 28, 2011 between KW Executive Loan Partners I LLC and K-W Properties.
10.102(47)
Membership Interest Acquisition Agreement dated December 28, 2011 by and among KW Summer House Manager, LLC, K-W Properties, KW Summer House Executives, LLC and the members of KW Summer House Executives, LLC as set forth therein.

10.103(47)
Membership Interest Acquisition Agreement dated December 28, 2011 by and among KW Montclair, LLC, K-W Properties, KW Montclair Executives, LLC and the members of KW Montclair Executives, LLC set forth therein.

10.104(47)
Membership Interest Acquisition Agreement dated December 28, 2011 by and among KW Montclair, LLC, K-W Properties, KW Montclair Executives, LLC and the members of KW Montclair Executives, LLC set forth therein

10.105(47)
Membership Interest Acquisition Agreement dated December 28, 2011 by and among KW Blossom Hill Manager, LLC, K-W Properties, KW Blossom Hill Executives, LLC and the members of KW Blossom Hill Executives, LLC set forth therein.

10.106(47)	Membership Interest Acquisition Agreement dated December 28, 2011 by and among KWF Investors I, LLC, K-W Properties, KWF Executives I, LLC and the members of KWF Executives I, LLC set forth therein
10.107(47)
Membership Interest Acquisition Agreement dated December 28, 2011 by and among KWF Investors II, LLC, K-W Properties, KWF Executives II, LLC, and the members of KWF Executives II, LLC set forth therein.

10.108(47)
Membership Interest Acquisition Agreement dated December 28, 2011 by and among KWF Investors III, LLC, K-W Properties, KWF Executives III, LLC, and the members of KWF Executives III, LLC set forth therein.

10.109(47)	Membership Interest Acquisition Agreement dated December 28, 2011 by and among KWF Investors V, LLC, K-W Properties, KWF Executives V, LLC, and the members of KWF Executives V, LLC set forth therein.
10.110(47)
Membership Interest Acquisition Agreement dated December 28, 2011 by and among KW - Richmond, LLC, K-W Properties, KW Executives - Richmond, LLC, and the members of KW Executives - Richmond, LLC set forth therein.

10.111(47)
Membership Interest Acquisition Agreement dated December 28, 2011 by and among SG KW Venture I Manager, LLC, K-W Properties, SG KW Venture I Executives, LLC, and the members of SG KW Venture I Executives, LLC set forth therein.

10.112(48)	Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan.
10.113(49)
Modification Agreement, dated June 29, 2012, by and among Kennedy-Wilson, Inc., U.S. Bank National Association, as administrative agent, U.S. Bank National Association, as lender and East-West Bank, as lender

10.114*	Form of First Amendment to Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Restricted Stock Award Agreement
10.115†*	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Employee Restricted Stock Award Agreement
10.116†*	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Consultant Restricted Stock Award Agreement
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (included on signature page).
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.
31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
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

__________

†	Management Contract, Compensation Plan or Agreement.

(1)	Filed as Annex A to Amendment No. 5 to the Registrant's Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.

(2)	Filed as Annex D to Amendment No. 5 to the Registrant's Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.

(3)	Filed as Exhibit 3.2 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-145110) filed October 26, 2007 and incorporated by reference herein.

(4)	Filed as Exhibit A to Annex C to Amendment No. 5 to the Registrant's Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.

(5)	Filed as Annex C to Amendment No. 5 to the Registrant's Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.

(6)	Reserved.

(7)	Reserved.

(8)	Reserved.

(9)	Reserved.

(10)	Reserved.

(11)	Reserved

(12)	Reserved.

(13)	Reserved.

(14)	Filed as an Exhibit to the Registrant's Registration Statement on Amendment no. 1 to Form 8-A (File No.: 333-145110) filed on November 16, 2009 and incorporated by reference herein.

(15)	Reserved.

(16)	Reserved.

(17)	Reserved.

(18)	Reserved.

(19)	Reserved.

(20)	Reserved.

(21)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed April 7, 2011.

(22)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed April 13, 2011.

(23)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed May 21, 2010.

(24)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed August 16, 2010.

(25)	Reserved.

(26)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed December 30, 2011.

(27)	Reserved.

(28)	Filed as Exhibit 10.1 to Kennedy-Wilson Holding, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed June 29, 2012.

(29)	Filed as Exhibit 4.3 to Kennedy-Wilson Holding, Inc.'s Registration Statement on Form S-3 (File No. 333-184752) filed November 5, 2012.

(30)	Filed as Exhibit 4.2 to Kennedy-Wilson Holding, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed November 28, 2012.

(31)	Filed as Exhibit 4.11 to Kennedy-Wilson Holding, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed December 7, 2012.

(32)	Filed as Exhibit 4.12 to Kennedy-Wilson Holding, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed December 7, 2012.

(33)	Filed as Exhibit 4.13 to Kennedy-Wilson Holding, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed December 7, 2012.

(34)	Filed as Exhibit 4.14 to Kennedy-Wilson Holding, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed December 7, 2012.

(35)	Filed as Exhibit 10.105 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed September 24, 2009.

(36)	Filed as Exhibit 10.11 to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 10-K (File No.: 001-33824) filed on March 31, 2008 and incorporated by reference herein.

(37)	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.

(38)	Filed as Annex E to Amendment No. 5 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.

(39)	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-8 (File No.: 333-164928) filed on February 16, 2010 and incorporated by reference herein.

(40)	Filed as an Exhibit to Amendment No. 2 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 23, 2009 and incorporated by reference herein.

(41)	Filed as an Exhibit to Amendment No. 1 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 16, 2009 and incorporated by reference herein.

(42)	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed November 11, 2009.

(43)	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed November 12, 2009.

(44)	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed November 13, 2009.

(45)	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed November 19, 2009.

(46)	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed June 29, 2011 and incorporated by reference herein.

(47)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed December 30, 2011.

(48)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed January 30, 2012..

(49)	Filed as an Exhibit to Registrant's Current Report on Form 8-K (File No.: 001-33824) filed June 29, 2012 and incorporated by reference herein.

*	Filed herewith
(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.