Form 10-K/A
period 2012-12-31
Kennedy-Wilson Holdings, Inc.
filed 2013-04-01
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 1
to
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

DOCUMENTS INCORPORATED BY REFERENCE
Part III of the registrant's Annual Report on Form 10-K filed on March 12, 2013 incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders to be held on or around June 20, 2013, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2012.

EXPLANATORY NOTE

Kennedy-Wilson Holdings, Inc., a Delaware corporation (the “Company”), is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2013 (the “Original Report”), to amend Item 15 of the Original Report and include separate financial statements of the following entities, as required pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended:

•	Bay Fund Opportunity, LLC and Subsidiary

•	KW Property Fund II, L.P. And Subsidiaries

•	KW Real Estate Fund IV, L.P.

•	Bay Area Smart Growth Fund II, LLC

•	KW Stadium Gateway Partners, LLC

•	KWF Real Estate Venture VI, L.P.

•	KWI America Multifamily, LLC and KW SV Investment West Coast, LLC

•	KW Residential, LLC

•	KW Property Fund III, L.P. and KW Property Fund III (QP-A), L.P.

•	KW/WDC Portfolio Member LLC and One Carlsbad

•	SJ Real Estate Investors, LLC

Other than as set forth herein, this Amendment does not affect any other parts of, or exhibits to, the Original Report, and those unaffected parts or exhibits are not included in this Amendment. This Amendment continues to speak as of the date of the Original Report, and the Company has not updated the disclosure contained in this Amendment or the Original Report to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Company's other filings with the SEC since the filing of the Original Report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this annual report:

(1)
Financial Statements. See the Index to Consolidated Financial Statements, which appears on page 41 of the Original Report. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page 44 of the Original Report, are incorporated by reference into this Item 15.

(2)
Financial Statement Schedules. Schedules III and IV are listed in the Index to Consolidated Financial Statements, which appear beginning on page 95 of the Original Report, are incorporated by reference into this Item 15. All other Financial Statement Schedules have been omitted because the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the notes thereto.

(3)	Exhibits. See Item 15(b) below.

(b) Exhibits. The exhibits listed on the Exhibit Index set forth below on page 5 are filed as part of, or are incorporated by reference into, this annual report on Form 10-K.
(c) Financial Statements Required by Rule 3-09 of Regulation S-X. The financial statements required by Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended, are filed as schedules to this report and are incorporated by reference into this Item 15.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March 2013.

KENNEDY-WILSON HOLDINGS, INC., a Delaware corporation

By:	/s/ WILLIAM J. MCMORROW
William J. McMorrow
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger, by and among Prospect Acquisition Corp., KW Merger Sub Corp. and Kennedy- Wilson, Inc., dated as of September 8, 2009.
2.2(1)	Amendment No. 1 to the Agreement and Plan of Merger dated October 22, 2009 between Prospect Acquisition Corp., KW Merger Sub Corp. and Kennedy-Wilson, Inc.
2.3(1)	Amendment No. 2 to the Agreement and Plan of Merger dated October 26, 2009 between Prospect Acquisition Corp., KW Merger Sub Corp. and Kennedy-Wilson, Inc.
3.1(2)	Second Amended and Restated Certificate of Incorporation.
3.2(6)	Amendment to Second Amended and Restated Certificate of Incorporation.
3.3(3)	Amended and Restated Bylaws.
4.1(14)	Specimen Common Stock Certificate.
4.2(4)	Form of Warrant Certificate.
4.3(5)	Amended and Restated Warrant Agreement between Continental Stock Transfer & Trust Company and Kennedy- Wilson Holdings, Inc.
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

4.18(31)
Tenth Supplemental Indenture, dated as of June 12, 2012, among Kennedy-Wilson, Inc., Meyers Research, LLC, KW Armacost, LLC, Santa Maria Land Partners Manager, LLC, KW Investment Adviser, LLC, NWLACDFI - Southern Oaks, LLC, Kennedy-Wilson Capital, KW Captowers Partners, LLC, KW Four Points, LLC, KW Loan Partners VII, LLC and Wilmington Trust, National Association, as trustee

4.19(32)
Eleventh Supplemental Indenture, dated as of November 21, 2012, among Kennedy-Wilson, Inc., NWLACDFI-Southern Oaks, LLC, the subsidiary guarantor parties thereto, Kennedy-Wilson Holdings, Inc., and Wilmington Trust, National Association, as trustee

4.20(33)
Twelfth Supplemental Indenture, dated as of November 21, 2012, among Kennedy-Wilson, Inc., KWF Investors VII, LLC, KWF Manager VII, LLC, KW Residential Capital, LLC, KW Boise Plaza, LLC, KW Loan Partners VIII, LLC, KW UR Investment 1, LLC, KW UR Investment 2, LLC, Kennedy Wilson Property Services IV, L.P., Kennedy Wilson Property Services IV GP, LLC, KW/CV Third-Pacific Manager, LLC, KW EU Loan Partners II, LLC, KWF Investors VIII, LLC, KWF Manager VIII, LLC, KW HP 11, LLC, KW 1200 Main LLC, KW

4.21**
Thirteenth Supplemental Indenture, dated as of February 13, 2013, among Kennedy-Wilson, Inc., KW Fund IV La Barranca, LLC (formerly KW HP 11, LLC), the subsidiary guarantor parties thereto, Kennedy-Wilson Holdings, Inc., and Wilmington Trust, National Association, as trustee

4.22**
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

4.25**	Supplemental Indenture No. 2, dated as of February 14, 2013, among Kennedy-Wilson, Inc., the subsidiary guarantor parties thereto and Wilmington Trust, National Association, as trustee
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

10.114**	Form of First Amendment to Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Restricted Stock Award Agreement
10.115†**	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Employee Restricted Stock Award Agreement
10.116†**	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Consultant Restricted Stock Award Agreement
21**	List of Subsidiaries
23.1*	Consent of Independent Accounting Firm
23.2*	Consent of Independent Accounting Firm
23.3*	Consent of Independent Accounting Firm
23.4*	Consent of Independent Accounting Firm
23.5*	Consent of Independent Accounting Firm
23.6*	Consent of Independent Accounting Firm
23.7*	Consent of Independent Accounting Firm
23.8*	Consent of Independent Accounting Firm
23.9*	Consent of Independent Accounting Firm
23.10*	Consent of Independent Accounting Firm
23.11*	Consent of Independent Accounting Firm
23.12*	Consent of Independent Accounting Firm
24**	Power of Attorney.
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.
31.2*	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
101**
The following materials from Kennedy-Wilson Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income (iii) the Consolidated Statements of Equity (iv) the Consolidated Statements of Cash Flows (v) related notes to those financial statements and (vi) Schedule III - Real Estate and Accumulated Depreciation.

__________

†	Management contract or compensation plan or arrangement.

*	Filed herewith.

**	Previously filed.

(1)	Filed as Annex A to Amendment No. 5 to the Registrant's Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.

(2)	Filed as Annex D to Amendment No. 5 to the Registrant's Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.

(3)	Filed as Exhibit 3.2 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-145110) filed October 26, 2007 and incorporated by reference herein.

(4)	Filed as Exhibit A to Annex C to Amendment No. 5 to the Registrant's Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.

(5)	Filed as Annex C to Amendment No. 5 to the Registrant's Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.

(6)
Incorporated by reference to the final two paragraphs under the caption “Amendment to Amended and Restated Certificate of Incorporation” in the Registrant's Definitive Proxy Statement on Schedule 14A (File. No. 001-33824 filed on August 9, 2010.

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

3-09 FINANCIAL STATEMENTS
Kennedy-Wilson Holdings, Inc.

Independent Auditors' Report
The Members
Bay Fund Opportunity, LLC and Subsidiaries:

We have audited the accompanying consolidated financial statements of Bay Fund Opportunity, LLC and subsidiaries, which comprise the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of operations, members' equity, and cash flows for each of the years in the two-year period then ended, and the related notes to the consolidated financial statements.
Management's Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.
Auditors' Responsibility
Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditors' judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay Fund Opportunity, LLC and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two-year period then ended, in accordance with U.S. generally accepted accounting principles.
The accompanying consolidated statements of operations, members' equity, and cash flows for the year ended December 31, 2010 were not audited by us, and accordingly, we do not express an opinion on them.

/s/ KPMG LLP

Dallas, Texas
March 21, 2013

BAY FUND OPPORTUNITY, LLC AND SUBSIDIARIES
(A California Limited Liability Company)
Consolidated Balance Sheets

	December 31,
	2012	2011

Assets
Real estate
Land	$21,874,072	$21,874,072
Building and improvements	87,566,335	87,566,335
Fixtures and equipment	838,938	714,011
Total	110,279,345	110,154,418
Less accumulated depreciation	(10,335,695)	(8,043,048)
Total real estate, net	99,943,650	102,111,370
Cash and cash equivalents	1,219,321	1,019,796
Tax escrow	143,449	303,964
Capital and financing escrow deposits	714,749	727,364
Deferred financing costs, net	230,298	380,760
Accounts receivable	47,521	47,157
Prepaid expenses and other assets	37,837	43,703
Total assets	$102,336,825	$104,634,114
Liabilities and members equity
Liabilities
Accounts payable and accrued expenses	$1,451,183	$1,483,085
Reserve for future warranty claims	392,000	392,000
Security deposits from tenants	384,303	397,235
Prepaid rent	4,723	3,121
Mortgages payable	57,998,348	58,890,863
Total liabilities:	60,230,557	61,166,304
Commitments and contingencies (note 6)
Members' Equity
Bay Fund Opportunity, LLC's Equity	42,106,268	43,467,810
Noncontrolling interest	—	—
Total Equity	42,106,268	43,467,810
Total liabilities and members' equity	$102,336,825	$104,634,114
The accompanying notes are an integral part of these consolidated financial statements.

BAY FUND OPPORTUNITY, LLC AND SUBSIDIARIES
(A California Limited Liability Company)
Consolidated Statements of Operations

	Year ended December 31,
	2012	2011	2010
			(Unaudited)
Revenue
Rental income	$8,088,922	$7,711,417	$7,293,504
Other income	—	831,948	1,083,479
Total revenue	8,088,922	8,543,365	8,376,983
Expenses
Real estate and other taxes	1,356,675	1,185,142	1,620,627
Property insurance	57,797	56,981	53,871
Homeowners association fees	1,926,489	1,850,042	1,820,321
Repairs, maintenance and utilities	560,523	530,743	516,429
Depreciation	2,292,647	2,277,048	2,273,816
Marketing and promotion	148,936	141,646	145,945
General, administrative and other	85,963	68,977	210,182
Management fees (note 5)	399,906	510,427	620,616
Letter of credit fees	50,000	67,764	72,165
Mortgage interest	1,746,528	2,676,208	3,012,459
Total expenses	8,625,464	9,364,978	10,346,431
Net loss	(536,542)	(821,613)	(1,969,448)
Net loss attributable to noncontrolling interest	—	553,885	2,004,070
Net income (loss) attributable to Bay Fund Opportunity, LLC	$(536,542)	$(267,728)	$34,622
The accompanying notes are an integral part of these consolidated financial statements.

BAY FUND OPPORTUNITY, LLC AND SUBSIDIARIES
(A California Limited Liability Company)
Consolidated Statements of Members' Equity

	Members' Equity	Noncontrolling Interest	Total
Balance, December 31, 2009 (unaudited)	$37,003,889	$2,557,955	$39,561,844
Contributions (unaudited)	197,027	—	197,027
Net income (loss) (unaudited)	34,622	(2,004,070)	(1,969,448)
Balance, December 31, 2010 (unaudited)	37,235,538	553,885	37,789,423
Contributions	6,500,000	—	6,500,000
Net loss	(267,728)	(553,885)	(821,613)
Balance, December 31, 2011	43,467,810	—	43,467,810
Distributions	(825,000)	—	(825,000)
Net loss	(536,542)	—	(536,542)
Balance, December 31, 2012	$42,106,268	$—	$42,106,268
The accompanying notes are an integral part of these consolidated financial statements.

BAY FUND OPPORTUNITY, LLC AND SUBSIDIARIES
(A California Limited Liability Company)
Consolidated Statements of Cash Flows

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities:			(Unaudited)
Net loss	$(536,542)	$(821,613)	$(1,969,448)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,292,647	2,277,048	2,273,816
Amortization of deferred financing costs	266,817	184,802	95,626
Change in assets and liabilities:
Tax escrow	160,515	18,330	114,972
Accounts receivable	(364)	24,977	9,487
Prepaid expenses and other assets	5,866	(1,145)	13,177
Accounts payable and accrued expenses	(31,902)	(770,838)	(569,271)
Security deposits from tenants	(12,932)	(11,468)	3,264
Prepaid rent	1,602	(1,945)	(7,179)
Net cash flow provided by (used in) operating activities	2,145,707	898,148	(35,556)
Cash flows from investing activities:
Additions to real estate	(124,927)	(109,011)	(70,841)
Net cash flow used in by investing activities	(124,927)	(109,011)	(70,841)
Cash flow from financing activities:
Principal payments on mortgage loans	(892,515)	(6,358,936)	—
Mortgage loan costs	(116,355)	(327,831)	—
Changes in capital and financing escrow deposits	12,615	57,276	(6,930)
Contributions from members	—	6,500,000	197,027
Distributions to members	(825,000)	—	—
Net cash flow provided by (used in) financing activities	(1,821,255)	(129,491)	190,097
Net increase in cash and cash equivalents	199,525	659,646	83,700
Cash and cash equivalents, beginning of year	1,019,796	360,150	276,450
Cash and cash equivalents, end of year	$1,219,321	$1,019,796	$360,150
Supplemental disclosure of noncash financing activities:
Interest paid	$1,504,773	$2,601,842	$2,919,414
The accompanying notes are an integral part of these consolidated financial statements.

BAY FUND OPPORTUNITY, LLC AND SUBSIDIARIES
(A California Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010 (Unaudited)

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
Profit and loss for each fiscal period shall be allocated among the members in proportion to their percentage interests. If any membership interest is transferred or otherwise changed during any fiscal year, profit and loss for that fiscal year, shall be assigned pro rata to each day in the particular period of that fiscal year to which such item is attributable and shall be allocated to the members based upon their respective percentage interest at the close of that day. Gain or loss of the Company realized in connection with a sale or other disposition of any of the assets of the Company shall be allocated solely to the parties owning membership interests as of the date that sale or other disposition occurs.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION—The Company consolidates entities in which it holds a greater than 50% voting interest and real estate entities that are deemed variable interest entities (VIEs) in which the Company was determined to be the primary beneficiary. The Company accounts for investments over which it has significant influence but not a controlling financial interest using the equity method of accounting.
VARIABLE INTEREST ENTITIES—The VIEs (Marina Cove and Shores) lease, manage, operate, improve, finance and sell real estate property. Management determined that the Company is the primary beneficiary of the VIEs by determining the Company has (i) the power to direct the activities that most significantly impact the VIE's economic performance and (ii) the right to receive benefits or the obligation to absorb losses which could potentially be significant to the VIE based on the terms of the VIE's operating agreement. Activities that most significantly impact the VIE's performance include selling real estate.
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
REAL ESTATE ASSETS—Real estate is carried at depreciated cost, less impairment, if any. Depreciation on buildings and improvements has been provided for in the accompanying consolidated financial statements using the straight-line method based on estimated useful lives of 40 years for building and improvements and five to ten years for fixtures and equipment. Maintenance and repairs are charged to expense as incurred, and costs of renewals or betterments are capitalized and depreciated at the appropriate rates.

BAY FUND OPPORTUNITY, LLC AND SUBSIDIARIES
(A California Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010 (Unaudited)

IMPAIRMENT OF LONG-LIVED ASSETS—In accordance with accounting guidance for long‑lived assets, the asset or asset group is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, the Company will evaluate the property by comparing the carrying amount of the asset or asset group to the estimated future undiscounted cash flows of the property. Estimated future cash flows include estimated costs to develop the property whether these costs would be recognized as an expense or capitalized in future periods. Future interest costs that are necessary to develop the property, and therefore capitalizable, are also included. If impairment exists, an impairment loss will be recognized based on the amount by which the carrying amount exceeds the fair value of the asset or asset group. For the years ended December 31, 2012, 2011, and 2010, there were no impairments recorded.
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
DEFERRED FINANCING COSTS, NET—Financing costs incurred in obtaining long-term debt are capitalized and amortized over the term of the related debt on a straight-line basis.
INCOME TAXES—As a limited liability company, the members elected for the Company to be a pass-through entity for income tax purposes; therefore, the Company's taxable income or loss is allocated to members in accordance with their respective ownership, and no provision or liability for income taxes has been included in the financial statements.
Management has evaluated the Company's tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements in order to comply with the provisions of this guidance. The Company is not subject to income tax examinations by U.S. federal, state or local tax authorities for years before 2009.
NOTE 3—MORTGAGES PAYABLE
Mortgages secured by Marina Cove and Shores totaled $57,998,348 and $58,890,863 as of December 31, 2012 and 2011, respectively. The mortgages are collateralized by the properties and bear interest of LIBOR plus 2.25% (2.464% at December 31, 2012). The mortgages mature on June 26, 2013 and require monthly principal and interest payments through maturity.
The Company intends to pay off the existing mortgages with the proceeds of new mortgages in the aggregate principal amount of $48,400,000 and additional capital contributions from the members. If management is unable to obtain new mortgages, management will use additional capital from Kennedy-Wilson, Inc., an affiliate of the Company, to make the required pay downs.
NOTE 4—MEMBERSHIP INTEREST CHANGES
In May 2011, KW - Richmond, LLC acquired an additional interest of 24.07% in the Company for $7,000,000 from BASGF II - Richmond, LLC, increasing its interest in the Company from 24.23% to 48.30%.
Marina Cove and Marina Shores had mortgage notes payable that had total balances of $65,249,799 (unaudited) at December 31, 2010. On December 2, 2011, their loans were extended to June 26, 2013, with a required principal paydown of $6,358,937, which was funded by the capital contributions from two of the three members of the Company. These capital contributions increased KW - Richmond, LLC's interest from 48.30% to 48.61% and KW Fund III - Richmond, LLC's interest from 19.94% to 25.43%.
On December 28, 2011, KW Executives - Richmond, LLC transferred its interest in KW - Richmond, LLC to the Company, in exchange for a 3.57% interest directly in the Company. As a result of this exchange, KW - Richmond, LLC's interest in the Company was reduced from 48.61% to 45.04%.

BAY FUND OPPORTUNITY, LLC AND SUBSIDIARIES
(A California Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010 (Unaudited)

Membership interest as of December 31, 2012, 2011, and 2010 (Unaudited)
	KW Richmond, LLC	KW Richmond, LLC	BASGF II Richmond, LLC	KW Executives Richmond, LLC	Total
12/31/2012	45.04%	25.43%	25.96%	3.57%	100.00%
12/31/2011	45.04%	25.43%	25.96%	3.57%	100.00%
12/31/2010 (unaudited)	24.23%	19.94%	55.83%	—%	100.00%
NOTE 5—FEES PAID TO AFFILIATES
The Company has entered into an agreement with Emerald Fund, Inc., an affiliate of the Company to provide various asset and property management services in return for a management fee. During the years ended December 31, 2012, 2011, and 2010, management fees incurred for such services totaled $399,906, $510,427, and $620,616 (unaudited), respectively.
NOTE 6—COMMITMENTS AND CONTINGENCIES
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Currently, the Company does not have any material commitments or contingencies.
NOTE 7—SUBSEQUENT EVENTS
In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition and disclosure through March 21, 2013, the date at which the consolidated financial statements were available to be issued, and determined there are no other items to disclose.

Independent Auditors' Report
The General and Limited Partners
KW Property Fund II, L.P. and Subsidiaries:

We have audited the accompanying consolidated financial statements of KW Property Fund II, L.P. and subsidiaries (the Partnership) which comprise the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of operations, partner's capital, and cash flows for the year then ended , and the related notes to the consolidated financial statements.
Management's Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.
Auditors' Responsibility
Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditors' judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of KW Property Fund II, L.P. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended December 31, 2012 in accordance with U.S. generally accepted accounting principles.
The accompanying consolidated statements of operations, partners' capital, and cash flows for each of the years in the two-year period ended December 31, 2011 and 2010 were not audited by us, and accordingly, we do not express an opinion on them.
/s/ KPMG LLP

Dallas, Texas
March 21, 2013

KW PROPERTY FUND II, L.P. AND SUBSIDIARIES
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	December 31,
	2012	2011
		(Unaudited)
Assets:
Real estate at fair value (cost $29,668,316 in 2012 and $48,488,557 (unaudited) in 2011) (note 4)	$12,570,000	$23,120,000
Investments in real estate joint ventures (note 5)	75,330,305	70,278,132
Total fair value of real estate and investments in real estate joint ventures	87,900,305	93,398,132
Cash and cash equivalents	386,841	976,585
Deposits in escrow	1,003,245	1,036,987
Accounts receivable, net	31,370	139,313
Other assets, net	99,228	83,476
Total assets	$89,420,989	$95,634,493

Liabilities and Partners' Capital
Liabilities:
Loans secured by real estate at fair value (note 6)	$8,829,014	$20,337,382
Partner loans (note 1)	20,154,158	20,154,158
Loans from affiliate (note 1)	25,320,474	21,317,104
Accounts payable and accrued liabilities	4,878,309	6,185,463
Security deposits from tenants	152,793	154,092
Prepaid rent	48,230	22,190
Total liabilities	59,382,978	68,170,389
Commitments and contingencies (note 10)
Partners' capital	30,038,011	27,464,104
Total liabilities and partners' capital	$89,420,989	$95,634,493
The accompanying notes are an integral part of these consolidated financial statements.

KW PROPERTY FUND II, L.P. AND SUBSIDIARIES
(A Delaware Limited Partnership)
Consolidated Statements of Operations

	Year ended December 31,
	2012	2011	2010
		(Unaudited)	(Unaudited)
Revenues:
Rental	$1,751,039	$2,549,003	$3,316,377
Equity in income from investments in real estate joint ventures (note 5)	2,005,354	3,406,126	2,906,266
Other	133,276	61,370	56,784
Total revenues	3,889,669	6,016,499	6,279,427
Expenses:
Property operating expenses	1,354,830	1,748,423	1,858,434
Real estate taxes	279,121	352,266	449,937
General, administrative and other	481,478	307,657	331,544
Provision for (recovery of) doubtful accounts	(12,090)	7,090	(2,144)
Interest expense	7,740,195	5,482,936	1,994,585
Asset management fees (note 9)	744,465	1,171,768	1,222,442
Total expenses	10,587,999	9,070,140	5,854,798
Net investment income (loss)	(6,698,330)	(3,053,641)	424,629
Realized and unrealized gain on investments:
Net change in unrealized depreciation on investments in real estate	(501,563)	(4,344,996)	(10,072,985)
Net change in unrealized appreciation (depreciation) on investments in real estate joint ventures	8,946,237	(18,372,458)	(5,624,276)
Net change in unrealized depreciation (appreciation) on loans secured by real estate	925,452	1,451,046	(230,080)
Realized gain on investments in real estate	2,596,575	—	—
Realized loss on investments in real estate joint ventures	(597,873)	—	—
Realized gain (loss) on loans secured by real estate	(2,096,591)	1,537,345	—
Net income (loss)	$2,573,907	$(22,782,704)	$(15,502,712)
See accompanying notes to consolidated financial statements.

KW PROPERTY FUND II, L.P. AND SUBSIDIARIES
(A Delaware Limited Partnership)
Consolidated Statements of Partners' Capital

	Limited Partners	General Partner and Special Limited Partner	Total
Balance, January1, 2010 (unaudited)	$73,764,971	$(999,469)	$72,765,502
Contributions (unaudited)	7,557,495	—	7,557,495
Net loss (unaudited)	(15,502,712)	—	(15,502,712)
Balance, December 31, 2010 (unaudited)	65,819,754	(999,469)	64,820,285
Recharacterization of equity to partner loans (note 1) (unaudited)	(14,573,477)	—	(14,573,477)
Net loss (unaudited)	(22,782,704)	—	(22,782,704)
Balance, December 31, 2011 (unaudited)	28,463,573	(999,469)	27,464,104
Net income	2,573,907	—	2,573,907
Balance, December 31, 2012	$31,037,480	$(999,469)	$30,038,011
See accompanying notes to consolidated financial statements.

KW PROPERTY FUND II, L.P. AND SUBSIDIARIES
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows

	Year ended December 31,
	2012	2011	2010
		(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$2,573,907	$(22,782,704)	$(15,502,712)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred financing costs	55,493	77,200	96,983
Provision for doubtful accounts	(12,090)	7,090	(2,144)
Net change in unrealized depreciation on investments in real estate	501,563	4,344,996	10,072,985
Net change in unrealized depreciation (appreciation) on investments in real estate joint ventures	(8,946,237)	18,372,458	5,624,276
Net change in unrealized depreciation (appreciation) on loans secured by real estate	(925,452)	(1,451,046)	230,080
Realized gain on investments in real estate	(2,596,575)	—	—
Realized loss (gain) on loans secured by real estate	2,096,591	(1,537,345)	—
Realized loss on investments in real estate joint ventures	597,873	—	—
Equity in income from investments in real estate joint ventures	(2,005,354)	(3,406,126)	(2,906,266)
Changes in assets –(increase) decrease:
Deposits held in escrow for property taxes and insurance	34,466	140,498	(43,007)
Accounts receivable	(35,645)	(33,420)	(8,767)
Other assets	(18,421)	318,057	(3,552)
Changes in liabilities – increase (decrease):
Accounts payable and accrued liabilities	(666,232)	5,756,005	(508,486)
Security deposits from tenants	12,292	(17,666)	11,475
Prepaid rent	29,858	(58,306)	(2,566)
Net cash flow used in operating activities	(9,303,963)	(270,309)	(2,941,701)
Cash flows from investing activities:
Additions to real estate	(181,563)	(814,996)	(997,762)
Proceeds from capital expenditure escrows and reserves	90,867	118,794	1,470,934
Decrease in capital contributions due to investments in real estate joint ventures	—	—	(4,486,934)
Investment in real estate joint ventures	(2,792,928)	(25,008,686)	(1,765,758)
Proceeds from disposition of investments in real estate joint ventures	5,750,000	—	—
Distributions from unconsolidated real estate entities	2,344,473	2,354,609	576,028
Net cash flow provided by (used in) investing activities	5,210,849	(23,350,279)	(5,203,492)
Cash flows from financing activities:
Repayments of loans secured by real estate	—	(9,500,000)	—
Costs related to repayments of loans secured by real estate	—	(8,890)	—
Proceeds from loans secured by real estate	—	7,000,000	—
Establishment of interest reserve	(500,000)	—	—
Deferred financing fees	—	(233,224)	—
Decrease in capital contributions receivable	—	—	392,364
Contributions	—	—	7,557,495
Proceeds from partner loans	—	5,580,681	—
Proceeds from loans from affiliate	4,003,370	21,317,104	—
Net cash flow provided by financing activities	3,503,370	24,155,671	7,949,859
Net increase (decrease) in cash and cash equivalents	(589,744)	535,083	(195,334)
Cash and cash equivalents, beginning of year	976,585	441,502	636,836
Cash and cash equivalents, end of year	$386,841	$976,585	$441,502
See accompanying notes to consolidated financial statements.

KW PROPERTY FUND II, L.P. AND SUBSIDIARIES
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows (continued)

	Year ended December 31,
	2012	2011	2010
		(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,560,045	$1,489,709	$1,897,662
Supplemental disclosure of noncash investing activities:
During the year ended December 31, 2012, one investment in real estate with a fair value of $10,230,000 was exchanged in foreclosure for the loan which secured the investment. The foreclosure included net other liabilities of $91,575.

Supplemental disclosure of noncash financing activities:
During the year ended December 31, 2011, equity contributions in the amount of $14,573,477 were converted to partner loans (unaudited).

See accompanying notes to consolidated financial statements.

KW PROPERTY FUND II, L.P. AND SUBSIDIARIES
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012, and December 31, 2011, (Unaudited) and 2010 (Unaudited)

NOTE 1—ORGANIZATION
ORGANIZATION—KW Property Fund II, L.P. (the Partnership) was formed on October 31, 2005 by and among: Kennedy Wilson Property Services II, Inc., a Delaware corporation (the General Partner); Kennedy Wilson Property Special Equity II, Inc., a Delaware corporation (the Special Limited Partner); Kennedy Wilson Property Equity II, Inc. (KWPE II), a Delaware corporation and California Public Employees' Retirement System (collectively, the Limited Partners). The Partnership was formed as a limited partnership under the Delaware Revised Uniform Limited Partnership Act, as amended (the Revised Uniform Act), by the filing of the Certificate with the Office of the Secretary of State of Delaware on June 25, 2003. The parties mentioned above agree to continue the Partnership.
The General Partner of the Partnership and KWPE II are affiliates of Kennedy‑Wilson, Inc. (KWI). KWPE II owns and contributes up to 5% of the limited partner interests of the Partnership. The Partnership forms separate limited partnerships to purchase properties such that KW Property Fund II, L.P. is the sole limited partner of each limited partnership and owns 100% of the general partner interest of each limited partnership. The Partnership also invests in joint ventures.
In accordance with the Agreement of Limited Partnership the General Partner and the Special Limited Partner shall contribute $1,000 each to the capital of the Partnership and have no further obligation to contribute capital. The Partnership offered an aggregate of up to $200,000,000 in limited partnership interests of which Kennedy Wilson Property Equity II, Inc. is obligated to purchase 5% of all limited partnership interests and make a capital commitment equal to the lesser of $10,000,000 or 5% of the total limited partner capital commitments. Effective October 26, 2007, the Agreement of Limited Partnership was amended to extend the original two-year subscription period, which was to expire on October 31, 2007, to March 31, 2008.
Effective November 15, 2011, the Agreement of Limited Partnership was amended to continue the Partnership through October 31, 2013. The General Partner, with the consent of nondefaulting limited partners with aggregate participation percentages in excess of 80%, may elect to extend the term of the Partnership for an additional one-year period to October 31, 2014 and again for an additional six-month period to April 30, 2015. This amendment also provided for the re-characterization of certain equity contributions as partner loans bearing interest at 15% per annum. Further, if the General Partner determines that additional capital is required, the Limited Partners have the right, but not the obligation to fund additional partner loans, and the General Partner or its affiliate may provide additional loans bearing interest at 15% per annum to fund any remaining requirements. This partnership amendment changed the calculation of the investment management fee and provides for an additional performance fee as further discussed in note 9. It also included a buy-sell agreement whereby the General Partner shall within 150 days of November 15, 2011 present each nondefaulting Limited Partner with an offer to acquire its interest for not less than 90% of the offeree's total share of the fair value of its investment, including capital contributions, partner loans and accrued interest thereon.
On April 13, 2012, the General Partner offered to acquire the partnership interests of each nondefaulting Limited Partner. All offers were calculated using 90% of the appraised value of the Partnership's underlying properties. Four Limited Partners accepted this offer and their interests were subsequently acquired by the General Partner.
Effective December 6, 2012, the Agreement of Limited Partnership was amended to allow the Special Limited Partner to act as a member of the Oversight Board in exchange for the General Partner foregoing the payment of any additional Investment Management Fees. More information on this amendment is provided in note 9.
As of December 31, 2012, the following Limited Partners have made commitments and capital contributions as indicated below and have the resulting participation percentages shown after the re-characterization of equity to loans.

Investor	Capital commitments	Partnership interest	Capital contributions	Participation percentage

Kennedy Wilson Property Equity II, Inc.	$5,294,055	5.00%	$5,294,055	5.27%
Kennedy Wilson Property Services II, Inc.	70,587,052	66.67	70,587,052	70.28
Los Angeles Board of Fire and Police Pension Commissioners	30,000,000	28.33	24,556,185	24.45
	$105,881,107	100.00%	$100,437,292	100.00%

KW PROPERTY FUND II, L.P. AND SUBSIDIARIES
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012, and December 31, 2011, (Unaudited) and 2010 (Unaudited)

As of December 31, 2011 (unaudited), the following Limited Partners had made commitments and capital contributions as indicated below and had the resulting participation percentages shown after the re-characterization of equity to loans.

Investor	Capital commitments	Partnership interest	Capital contributions	Participation percentage

Kennedy Wilson Property Equity II, Inc.	$5,294,055	5.00%	$5,294,055	5.27%
California Public Employees' Retirement System	50,000,000	47.22	50,000,000	49.78
CSFB Strategic Partners III RE, LP. (Credit Suisse)	1,593,000	1.51	1,593,000	1.59
CS Strategic Partners IV RE Holdings, LP. (Credit Suisse)	8,407,000	7.94	8,407,000	8.37
Firstar Capital Corporation (U.S. Bank)	5,292,997	5.00	5,292,997	5.27
General Electric Real Estate Equities, Inc.	5,294,055	5.00	5,294,055	5.27
Los Angeles Board of Fire and Police Pension Commissioners	30,000,000	28.33	24,556,185	24.45
	$105,881,107	100.00%	$100,437,292	100.00%
As of December 31, 2012, the following partner loans had been made to the Partnership including equity re-characterized as loans. Also, Kennedy-Wilson, Inc., an affiliate of the General Partner, had made loans to the Partnership in the total amount of $25,320,474, bearing interest at 15% per annum in accordance with the provisions of the amended Agreement of Limited Partnership.

Partners	Funded loans	Recharacterized equity	Total loans

Kennedy Wilson Property Equity II, Inc.	$900,516	$456,483	$1,356,999
Kennedy Wilson Property Services II, Inc.	1,168,811	11,740,260	12,909,071
Los Angeles Board of Fire and Police Pension Commissioners	3,511,354	2,376,734	5,888,088
Total partner loans	5,580,681	14,573,477	20,154,158
Loans from affiliate	25,320,474	—	25,320,474
Total partner loans and loan from affiliate	$30,901,155	$14,573,477	$45,474,632
As of December 31, 2011 (unaudited), the following partner loans had been made to the Partnership including equity re-characterized as loans. Also, Kennedy-Wilson, Inc. an affiliate of the General Partner, has made loans to the Partnership in the total amount of $21,317,104, bearing interest at 15% per annum in accordance with the provisions of the amended Agreement of Limited Partnership.

KW PROPERTY FUND II, L.P. AND SUBSIDIARIES
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012, and December 31, 2011, (Unaudited) and 2010 (Unaudited)

Partners	Funded loans	Recharacterized equity	Total loans

Kennedy Wilson Property Equity II, Inc.	$900,516	$456,483	$1,356,999
California Public Employees' Retirement System	—	9,854,293	9,854,293
CSFB Strategic Partners III RE, LP. (Credit Suisse)	—	155,014	155,014
CS Strategic Partners IV RE Holdings, LP. (Credit Suisse)	—	818,079	818,079
Firstar Capital Corporation (U.S. Bank)	549,167	456,392	1,005,559
General Electric Real Estate Equities, Inc.	619,644	456,482	1,076,126
Los Angeles Board of Fire and Police Pension Commissioners	3,511,354	2,376,734	5,888,088
Total partner loans	5,580,681	14,573,477	20,154,158
Loans from affiliate	21,317,104	—	21,317,104
Total partner loans and loan from affiliate	$26,897,785	$14,573,477	$41,471,262
Distributions of net cash flow to the partners are generally as follows:
(a)    First, to the Limited Partners in accordance with their participation percentages until the Limited Partners have received distributions equal to their total capital contributions;
(b)    Then, to the Limited Partners in accordance with their participation percentages until the Limited Partners have received their cumulative preferred returns;
(c)    Then, to the General Partner until the General Partner has received distributions equal to its capital contributions;
(d)    Then, to the General Partner until the General Partner has received its cumulative preferred return;
(e)    Thereafter, 80% to the Limited Partners in accordance with their participation percentages and 20% to the General Partner and the Special Limited Partner.
Preferred return accrues at the rate of 12% per annum, compounded quarterly, with respect to the capital contributions made by the partners.
The partnership follows the Hypothetical Liquidation at Book Value (HLBV) method for purposes of determining the allocation of net income or loss to the partners. Under the HLBV method, net income or loss is allocated between the partners to achieve each partner's claim on the net assets of the Partnership. Each partner's claim on the net assets of the Partnership is calculated as the amount that the partner would receive (or be obligated to pay) if the Partnership were to liquidate all of its assets at year end at the net book value and distribute the resulting cash to creditors and partners in accordance with their respective priorities.
PURPOSE OF THE PARTNERSHIP—The Limited Partnership Agreement states that the purpose of the Partnership is to (i) achieve total long-term risk-adjusted returns on equity that exceed market averages for its Partners by investing its funds in high-quality office and industrial properties located in selected markets in the Western, Mid-Western and Southern United States; (ii) purchase existing real estate income properties consisting solely of high quality office and industrial properties, including those that need additional renovation and capital improvements, in major growth markets that are expected to maintain above-average employment and growth rates over the next 10 to 20 years; (iii) acquire either on its own or in ventures with others, controlling equity interests in other entities, the business of which is to acquire, finance, manage, operate or dispose of, or is otherwise related to, any of the foregoing properties; and (iv) engage in all other activities related or incidental thereto.
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

KW PROPERTY FUND II, L.P. AND SUBSIDIARIES
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012, and December 31, 2011, (Unaudited) and 2010 (Unaudited)

PRINCIPLES OF CONSOLIDATION—The consolidated financial statements include the accounts of the Partnerships and its subsidiaries for which the Partnership has a majority voting or controlling financial interest. All significant intercompany items have been eliminated in the accompanying consolidated financial statements. The Partnership has no involvement with variable interest entities.
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
LIQUIDITY—During 2012, the Partnership had negative cash flows from operations and has funded the liquidity requirements through affiliate loans. Management has taken steps to reduce operating costs and improve cash flows; however, there can be no guarantee the Partnership will generate positive cash flows.
CASH AND CASH EQUIVALENTS—Cash and cash equivalents include highly liquid investments purchased with original maturities of three months or less. The Partnerships consider their investment in a money market account to be a cash equivalent for purposes of the statement of cash flows.
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
DEPOSITS IN ESCROW—Deposits in escrow are typically funds held by a mortgage lender that are restricted in use to payment of real estate taxes, property insurance, loan interest, leasing commissions and certain capital expenditures. Funds held in tax, insurance, and interest escrows are used to pay real estate taxes, insurance premiums, and period interest costs directly to the taxing authorities, insurance agencies, and lenders, respectively. Funds held in leasing commissions and capital expenditure escrows are generally disbursed as reimbursement to the borrower upon submission of satisfactory evidence that the related expenditures are incurred as anticipated. These escrow deposits are returned to the borrower upon disposition of the property serving as collateral for the mortgage loan.
FAIR VALUE MEASUREMENTS—Fair value is defined as the price that would be received to sell an asset or would be paid to transfer a liability (the exit price) in an orderly transaction between market participants at the measurement date.
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
Level 1 - Valuations based on unadjusted quoted market prices in active markets for identical instruments.
Level 2 - Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar instruments and quoted prices in markets that are not active.
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

KW PROPERTY FUND II, L.P. AND SUBSIDIARIES
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012, and December 31, 2011, (Unaudited) and 2010 (Unaudited)

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
Valuation of Investments—The Partnerships' investments in real estate and real estate related entities are stated at fair value determined by the General Partner by considering the projected operating cash flows or sales of comparable assets, if any. The operating cash flows are estimated on an asset-by-asset basis with a capitalization rate applied to the reversion year cash flows for the respective holding period and discounted back to present value.
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
The Partnerships' investments in real estate and real estate related assets and real estate related notes payable are accounted for on a closing-date basis.
Investment in Real Estate Joint Ventures—Investments in real estate joint ventures are carried at fair value and are presented in the accompanying consolidated financial statements using the equity method of accounting since control of the investment is shared with the respective venture member. Under the equity method, the investment is initially recorded at the original investment amount, increased by additional amounts invested, reduced by distributions received and subsequently adjusted for the Partnership's share of undistributed earnings or losses (including unrealized appreciation and depreciation) from the underlying entity.
Loans Secured by Real Estate—The Partnership has made the election to record its loan secured by real estate at fair value. Election of the fair value option is made on an instrument-by-instrument basis at inception and is irrevocable. The Partnership reports unrealized gains and losses due to the changes in fair value in earnings at each subsequent reporting date. The fair value of the loans are determined by discounting future contractual cash flows to the present value using a current market interest rate. The market rate is determined by giving consideration to one or more of the following criteria as appropriate: (i) interest rates for loans of comparable quality and maturity and (ii) the value of the underlying collateral.
REVENUE RECOGNITION—Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements. No revenue is recognized during periods of rental abatement. In the normal course of business, the Partnership extends credit to its tenants, which consist of local, regional and national based tenants. The General Partner does not believe this represents a material risk of loss with respect to its financial position.
INCOME TAX MATTERS—The Partnership is not subject to federal or state income taxes, and accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements. The partners are required to report their proportional share of income, gains, loss, credit, or deduction on their respective tax returns.
The Partnership is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement, which could result in the Partnership recording a tax liability that would reduce net assets. Based on its analysis, the Partnership has determined that there are no tax benefits that would have a material impact on the Partnership's financial position or results of operations. The Partnership is no longer subject to income tax examinations for years before 2009.
NOTE 3—FAIR VALUE OF INVESTMENTS

KW PROPERTY FUND II, L.P. AND SUBSIDIARIES
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012, and December 31, 2011, (Unaudited) and 2010 (Unaudited)

The following tables present the classification of the Partnerships' fair value measurements as of December 31, 2012 and 2011 (unaudited):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)	Total December 31, 2012
Real estate	$—	$—	$12,570,000	$12,570,000
Real estate joint ventures	—	—	75,330,305	75,330,305
	$—	$—	$87,900,305	$87,900,305
Loans secured by real estate	$—	$—	$8,829,014	$8,829,014

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)	Total December 31, 2011
Real estate	$—	$—	$23,120,000	$23,120,000
Real estate joint ventures	—	—	70,278,132	70,278,132
	$—	$—	$93,398,132	$93,398,132
Loans secured by real estate	$—	$—	$20,337,382	$20,337,382
The following is quantitative information about significant unobservable inputs used in Level 3 fair value measurements on a recurring basis as of December 31, 2012:

Type	Fair Value	Valuation technique	Unobservable inputs	Ranges

Real estate	$12,570,000	Discounted cash flow	Terminal cap rate Discount cap rate	7.50% 9.00%

Investment in real estate joint ventures of which components include:	$75,330,305
Real estate		Discounted cash flow	Terminal cap rate Discount cap rate	6.25%-7.00% 7.50%-8.00%
Debt		Discounted cash flow	Credit spread	2.00%-9.30%

Loans secured by real estate	$8,829,014	Discounted cash flow	Credit spread	3.90%
The following table presents the reconciliation of the beginning and ending balances for real estate measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2012 and 2011 (unaudited):

KW PROPERTY FUND II, L.P. AND SUBSIDIARIES
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012, and December 31, 2011, (Unaudited) and 2010 (Unaudited)

	2012	2011
Beginning balance	$23,120,000	$26,650,000
Purchases	181,563	814,996
Foreclosure	(10,230,000)	—
Unrealized depreciation included in consolidated statements of operations	(501,563)	(4,344,996)
Ending balance	$12,570,000	$23,120,000

The amount of total losses for the year included in earnings attributable to the change in unrealized losses relating into investments still held at December 31	$(501,563)	$(4,344,996)
The following table presents the reconciliation of the beginning and ending balances for investments in real estate joint ventures measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2012 and 2011 (unaudited):

	2012	2011
Beginning balance	$70,278,132	$62,590,387
Equity in income of unconsolidated investments	2,005,354	3,406,126
Total realized and unrealized gains included in consolidated statements of operations	8,348,364	(18,372,458)
Contributions to real estate joint ventures	2,792,928	25,008,686
Distributions from real estate joint ventures	(2,344,473)	(2,354,609)
Sales	(5,750,000)	—
Ending balance	$75,330,305	$70,278,132

The amount of total gains (losses) for the year included in earnings attributable to the change in unrealized gains (losses) relating to investments still held at December 31	$8,946,237	$(18,372,458)

KW PROPERTY FUND II, L.P. AND SUBSIDIARIES
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012, and December 31, 2011, (Unaudited) and 2010 (Unaudited)

The following table presents the reconciliation of the beginning and ending balances for loans secured by real estate measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2012 and 2011 (unaudited):

	2012	2011

Beginning balance	$20,337,382	$25,990,687
Purchases	—	7,000,000
Paydowns and foreclosure	(12,735,000)	(9,508,890)
Total realized and unrealized losses (gains) included in consolidated statements of operations	1,226,632	(2,911,191)
Debt issuance costs	—	(233,224)
Ending balance	$8,829,014	$20,337,382

The amount of total losses for the year included in earnings attributable to the change in unrealized gains relating to loans secured by real estate still held at December 31	$(925,452)	$(1,451,046)
Since inception, all investments have been classified as Level 3 investments, and there have been no transfers between other levels of the hierarchy.
NOTE 4—INVESTMENTS IN REAL ESTATE
The following tables detail the real estate owned and investments in real estate joint ventures as of December 31, 2012 and 2011:

	2012		2011
	Fair value	Cost	Fair value	Cost
Real estate and improvements:			(Unaudited)	(Unaudited)
1860 Howe, Sacramento, California	$10,590,000	$18,978,554	$10,910,000	$18,871,839
Howe Corporate Center, Sacramento, California	—	—	10,230,000	19,001,804
Metro Executive Park, Phoenix, Arizona	1,980,000	10,689,762	1,980,000	10,614,914
Total real estate	$12,570,000	$29,668,316	$23,120,000	$48,488,557
See notes regarding investments for Howe Corporate Center and Metro Executive Park under note 6.
NOTE 5—INVESTMENTS IN REAL ESTATE JOINT VENTURES
The following table details the investments in real estate joint ventures as of December 31, 2012 and 2011:

	2012		2011
	Fair value	Cost	Fair value	Cost
Investments in real estate joint ventures:			(Unaudited)	(Unaudited)
300 California, San Francisco, California	$12,778,457	$17,737,068	$10,026,493	$15,628,071
The Oaks at Westlake, Westlake Village, California	22,846,299	35,276,700	22,366,986	35,347,942
One Technology, San Antonio, Texas	3,024,309	4,898,610	3,518,372	4,354,126
303 North Glenoaks, Burbank, California	9,924,859	10,130,113	9,024,869	10,084,778
333 North Glenoaks, Burbank, California	5,601,353	5,683,437	4,945,941	5,700,539
Burbank Executive, Burbank, California	1,726,204	1,455,351	2,114,501	1,473,306
7060 Hollywood, Los Angeles, California	—	—	6,143,663	5,675,003
6100 Wilshire, Beverly Hills, California	19,428,824	26,529,013	12,137,307	26,871,932
Total real estate joint ventures	$75,330,305	$101,710,292	$70,278,132	$105,135,697

KW PROPERTY FUND II, L.P. AND SUBSIDIARIES
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012, and December 31, 2011, (Unaudited) and 2010 (Unaudited)

The following is a summary of the assets and liabilities, at fair value, underlying the Partnership's investments in real estate joint ventures as of and for the years ended December 31, 2012 and 2011:

	2012	2011
		(Unaudited)
Land	$375,780,000	$440,930,000
Other assets	7,139,081	9,634,300
Mortgage loans	(240,926,101)	(284,646,296)
Other liabilities	(6,720,169)	(15,424,786)
Net assets	$135,272,811	$150,493,218

Partnership's share of real estate joint venture net assets	$75,330,305	$70,278,132
The following is a summary of the operating results underlying the Partnership's investments in real estate joint ventures as of and for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
		(Unaudited)	(Unaudited)
Operating revenues	$35,442,802	$40,690,749	$34,435,192
Operating expenses	(16,320,484)	(17,192,720)	(16,703,853)
Interest expense	(13,422,624)	(17,127,240)	(11,314,523)
Net change in unrealized appreciation (depreciation)	11,330,976	(29,851,391)	(11,553,338)
Net income (loss)	$17,030,670	$(23,480,602)	$(5,136,522)

Partnership's share or net investment income	$2,005,354	$3,406,126	$2,906,226
Partnership's share of net change in unrealized appreciation (depreciation) on investments	8,946,237	(18,372,458)	(5,624,276)

During 2007, the Partnership made its initial investment in 300 California, The Oaks at Westlake and One Technology, all of which hold commercial real estate properties. The Partnership is listed as a guarantor on mortgage loans for these investments (see further discussion below and at note 10).
During 2008, the Partnership made its initial investment in 303 North Glenoaks, 333 North Glenoaks, Burbank Executive, 7060 Hollywood and 6100 Wilshire, all of which hold commercial real estate properties. During October 2011, 303 North Glenoaks, 333 North Glenoaks, Burbank Executive and 6100 Wilshire were refinanced in a mortgage package consisting of a first lien mortgage and a mezzanine loan. Although both loans are nonrecourse, the Partnership guarantees certain nonrecourse obligations.
During 2013, certain loans of the Partnership's real estate joint ventures mature based on the contractual maturity dates. Loans maturing in 2013 relate to the Partnership's joint venture investments in One Technology and 300 California and totaled approximately $20,815,000 and $35,538,000, respectively, at December 31, 2012. The fair value of the Partnership's investment in these joint ventures totaled $15,802,766 as of December 31, 2012.
The Partnership's maximum guaranty related to the One Technology loan is approximately $5,330,000. This guaranty requires the Partnership to maintain compliance with certain financial covenants. These covenants require, among other things, the Partnership to maintain a minimum tangible net worth of $40,000,000. In conjunction with the second amendment to the Agreement of Limited Partnership (see note 1), the conversion of certain partners' capital to partner loans reduced the tangible net worth of the Partnership. The conversion resulted in a reclassification of approximately $14,573,000 (unaudited) of previously existing partners' capital to partner loans as of December 31, 2011. These covenants also require the Partnership to maintain a minimum of $1,000,000 in liquid assets (as defined in the guarantor agreement). As of December 31, 2012, the Partnership is not in compliance with the minimum tangible net worth or the minimum liquid asset requirement. Management's plan is to request the lender to waive these requirements.

KW PROPERTY FUND II, L.P. AND SUBSIDIARIES
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012, and December 31, 2011, (Unaudited) and 2010 (Unaudited)

As of the issuance of this report the lender has not exercised any rights or remedies, including their right to foreclose on the related property or accelerate the maturity of all amounts owed, including the guaranteed amount. The Partnership would need to replace the loans if such a demand was made or management would need to obtain additional capital from investors, including KWI. Management believes they will be successful in selling the property prior to maturity or executing a new loan on acceptable terms. If pay downs are required to satisfy the lender, management will use additional capital and affiliate loans from investors, including KWI, and the Partnership's existing cash balances to make the necessary pay down at the time of the maturity.
Under the terms of the existing loan agreement related to 300 California, the maturity date can be extended for a period of one year to November 15, 2014. This extension option requires certain conditions to be satisfied including a loan-to-value ratio of no more than 85%, a debt service coverage ratio equal to or greater than 1.05, and an extension fee equal to 0.25% of the then outstanding unpaid principal balance. Management believes they will be successful in exercising the existing extension. If pay downs are required to satisfy the lender, management will use additional capital and affiliate loans from investors, including KWI, and the Partnership's existing cash balances to make the necessary pay down at the time of the maturity.
NOTE 6—LOANS SECURED BY REAL ESTATE
The following table presents the Partnership's loans secured by real estate as of December 31, 2012 and 2011:

	2012	2011
		(Unaudited)
Loan payable secured by 1860 Howe bearing interest at 3.5% over 3-month LIBOR with a 4.5% floor (4.5% at December 31, 2012). Interest only until first draw from $2,000,000 holdback; 25-year amortization thereafter to maturity in July 2014. $2,000,000 paydown required October 1, 2013 if term of the Partnership not extended to October 31, 2015.	$7,000,000	$7,000,000
Loan payable secured by Howe Corporate Center bearing interest at 6.37% to maturity in August 2011. Property was in receivership October 27, 2011 (see below).	—	12,750,000
Loan payable secured by Metro Executive Park bearing interest at 5.72% interest-only payments until maturity (see below).	7,700,000	7,700,000
Total outstanding principal	14,700,000	27,450,000
Unrealized depreciation	(5,870,986)	(7,112,618)
Total fair value	$8,829,014	$20,337,382
Aggregate principal payments due under the loans secured by real estate are as follows:

2013	$7,700,000	(1)
2014	7,000,000
2015	—
2016	—
2017	—
Thereafter	—
Total	$14,700,000
—————
(1)    The loan on Metro Executive Park matured in January 2012. After several months of negotiation with the lender, a notice of default was recorded on the property. A mutually acceptable resolution could not be negotiated, and on February 27, 2012, the property was placed into receivership and is still held in receivership as of December 31, 2012.
On February 15, 2012, Howe Corporate Center was foreclosed by the lender after having been in receivership since October 27, 2011.
In accordance with the loan agreement of 1860 Howe, if by October 1, 2013, the term of the Partnership agreement is not extended to October 31, 2015, the Partnership shall make a payment to the lender by October 1, 2013 of $2,000,000. Management expects to extend the Partnership agreement's term to satisfy the above covenant and avoid the $2,000,000 payment. If the

KW PROPERTY FUND II, L.P. AND SUBSIDIARIES
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012, and December 31, 2011, (Unaudited) and 2010 (Unaudited)

Partnership's term is not extended, management will use additional capital and affiliate loans from investors, including KWI, and the Partnership's existing cash balances to make the necessary pay down.
NOTE 7—LEASE ARRANGEMENTS
The following is a schedule of future minimum rentals to be received under noncancelable operating leases as of December 31,2012:

2013	$751,164
2014	615,989
2015	554,305
2016	330,878
2017	284,974
Thereafter	864,942
Total	$3,402,252
Base rentals are normally increased over the term of the lease. Depending on local market factors, increases may be structured as a fixed percentage increase for each year of the lease or as an increase based on the Consumer Price Index. Also, concessions in the form of free rent may sometimes be provided.
In addition to base rent, most tenants are assessed monthly for their proportionate share of estimated net increases in property operating costs and real property taxes. Such expense reimbursements are typically amounts in excess of the tenants' share of expenses attributable to a base year stipulated in the lease.
The above schedule does not include minimum rents for Metro Executive Park which was placed in receivership on February 27, 2012 as indicated in note 6 above.
NOTE 8—CONCENTRATION OF RISK
This Partnership invests solely in commercial real estate and derives revenue and investment returns based completely on the strength of this market sector. The lack of diversity into other areas of the real estate market has resulted in a concentration of risk in this sector. The downturn in the economy could impact the Partnership's ability to maintain its current rates of return and adversely affect its cash flows. This concentration of risk related to the market sector is somewhat mitigated by the Partnership's local geographical diversity within a state. At December 31, 2012, the only real estate investment, exclusive of Metro Executive Park, is located in California. Also, 96% of the investments in real estate joint ventures were located in California and 4% were located in Texas.
NOTE 9—TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES
The Limited Partnership Agreement provides for the General Partner to be paid an annual investment management fee equal to 1.25% of the total capital commitment of all partners through the original commitment period, which ended on October 31, 2009. After the end of the commitment period until October 31, 2011, the annual asset management fee will be equal to 1.25% of the unrecovered capital contributions made by all partners. After November 1, 2011, the investment management fee is 0.75% of the aggregate capital contributions attributable to existing investments, but it shall not be less than $300,000 per year unless certain milestones related to proceeds from capital transactions are not met. This asset management fee is estimated and paid quarterly in advance.
Pursuant to the partnership agreement amendment effective in December 6, 2012, the Partnership shall no longer pay the General Partner an annual investment management fee.
Pursuant to the partnership agreement amendment effective in December 6, 2012, the Partnership shall pay the General Partner a performance fee equal to 6% of amounts distributed or paid in excess of the December 31, 2011 appraised value of investments from November 1, 2011 through October, 31, 2012; 3.50% of such amounts distributed or paid from November 1, 2012 through October 31, 2013; and 1% of such amounts distributed or paid from November 1, 2013 through April 30, 2015.
Affiliates of the General Partner receive leasing commissions ranging from 2% to 4% of the gross lease revenue, a construction management fee equal to 4% of construction cost, reimbursements for certain billed management and administrative related costs and disposition brokerage fees equal to 1% of the sales price of a Partnership property.

KW PROPERTY FUND II, L.P. AND SUBSIDIARIES
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2012, and December 31, 2011, (Unaudited) and 2010 (Unaudited)

Fees earned by KWI and its affiliates were the following for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
		(Unaudited)	(Unaudited)
Asset management	$744,465	$1,171,768	$1,222,442
Management and administrative related cost reimbursement	123,200	274,200	274,800
Leasing commissions	2,330	47,098	2,674
Construction management	21,446	4,722	48,591
	$891,441	$1,497,788	$1,548,507
NOTE 10—COMMITMENTS AND CONTINGENCIES
The Partnership has certain guarantees associated with loans secured by Partnership assets as well as assets held in various joint venture investments. The maximum potential amount of future payments (undiscounted) the Partnership could be required to make under the guarantees was approximately $30.5 million and $44.7 million (unaudited) as of December 31, 2012 and 2011, respectively. The guarantees expire through 2017 and the Partnership's performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sales proceeds of the asset. Based upon the Partnership's evaluation of all guarantees, the estimates fair value of guarantees made as of December 31, 2012 and 2011 (unaudited) are immaterial.
NOTE 11—SUBSEQUENT EVENTS
Management has evaluated all subsequent events through March 21, 2013, the date that the financial statements are available for issuance, and determined that there are no additional events that require disclosure.

Independent Auditors’ Report

The Partners
Kennedy Wilson Real Estate Fund IV, L.P.:

Report on the Financial Statements
We have audited the accompanying statements of financial condition of Kennedy Wilson Real Estate Fund IV, L.P. (the Partnership), including the schedules of investments, as of December 31, 2012, and the related statements of operations, partners' capital, and cash flows for the year then ended.
Management's Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these financial statements in accordance with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.
Auditors' Responsibility
Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditors' judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Kennedy Wilson Real Estate Fund IV, L.P. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended, in accordance with U.S. generally accepted accounting principles.
The accompanying statements of financial condition of Kennedy Wilson Real Estate Fund IV, L.P. (the Partnership), including the schedules of investments, as of December 31, 2011, and the related statements of operations, partners' capital, and cash flows for the period from January 28, 2011 (inception) through December, 31, 2011, were not audited by us, and accordingly, we do not express an opinion on them.

/s/ KPMG LLP

Los Angeles, California
March 27, 2013

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Combined Statements of Financial Condition

	December 31,
	2012	2011
		(Unaudited)
Assets
Investments at fair value (cost $128,447,755 in 2012 and $59,385,870 (unaudited) in 2011)	$143,763,155	$61,407,239
Cash and cash equivalents	1,607,141	2,885,066
Accounts receivable	67,127	—
Prepaid expenses	534,424	383,353
Total assets	$145,971,847	$64,675,658
Liabilities and partners' capital
Liabilities
Accounts payable and accrued expenses	$17,245	$1,821
Notes payable	3,012,905	—
Total liabilities	3,030,150	1,821
Partners' capital
General partner and special limited partner	1,508,996	125,145
Limited partners	141,432,701	64,548,692
Total partners’ capital	142,941,697	64,673,837
Total liabilities and partners’ capital	$145,971,847	$64,675,658
See accompanying notes to financial statements.

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Combined Statements of Investments
December 31, 2012

Ownership interest	Security description	Percentage of total investments	Cost	Fair value
	Interests in real estate assets:
100.00%	KW Fund IV-Westview Heights, LLC, a single-purpose entity holding a fee simple interest in a 132-unit multifamily project located in Portland, Oregon	6.17%	$6,266,117	$8,874,960
100.00	KW Fund IV-Westview Heights 66, LLC, a single-purpose entity holding a fee simple interest in a 66-unit multifamily project located in Portland, Oregon	3.36	3,281,351	4,825,682
100.00	KW Royal Beverly Glen, LLC, a single-purpose entity holding a fee simple interest in a four-story, 77,749 square foot office building and a four-level subterranean parking garage located in Los Angeles,California	7.65	10,800,000	10,993,087
100.00	KW Tricenter, LLC, a single-purpose entity holding a fee simple interest in a four-story 143,256 square foot office building and a four-level parking structure located in Van Nuys, California	7.67	11,200,000	11,022,602
50.00	KW Stadium Gateway, LLC, a single-purpose entity holding a fee simple interest in a six-story, 272,826 square foot office building with surface parking located in Anaheim, California	5.20	3,700,000	7,475,003
50.00	KW CapTowers, LLC, a single-purpose entity holding a fee simple interest in a 409-unit apartment building comprised of a fifteen-story tower and 206 garden-style villas located in Sacramento, California	5.62	8,100,000	8,074,933
50.00	KW Huntington, LLC, a single-purpose entity holding a fee simple interest in a 277-unit multifamily project located in Huntington Beach, California	7.63	9,833,348	10,975,839
50.00	KW Residential Capital, an entity holding a participating loan interest in a single-purpose entity owning a project under development consisting of 79 single-family residences located in Santa Clarita, California	1.27	1,818,801	1,818,801
50.00	KW Marina View, LLC, an entity holding a fee simple interest in a six-story, 60,918 square foot office building with 14,774 square feet of ground floor retail space and a two-level parking deck located in Marina del Rey, California	3.72	5,250,000	5,341,561
48.81	KW University Partners, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 209,329 square foot retail center located in Orem, Utah	3.43	4,600,000	4,927,848
33.33	Kennedy Wilson 16501 Ventura, LLC, a single-purpose entity holding a fee simple interest in a six-story, 185,393-square foot office building and a five-level subterranean parking garage located in Encino, California	5.06	5,977,352	7,276,266
33.33	KW Telstar, LLC, a single-purpose entity holding a fee simple interest in a two-story, 246,912-square-foot flex building and a four-level parking structure located in El Monte, California	4.94	5,481,119	7,095,687
33.33	Kennedy Wilson 145 Fairfax, LLC, a single-purpose entity holding a fee simple interest in a four-story, 55,574-square foot office building and a two-level subterranean parking garage located in Los Angeles, California	2.13	2,206,301	3,060,758
33.33	KW Warner Atrium, LLC, a single-purpose entity holding a fee simple interest in a three-story, 126,436-square foot office building and a three-level parking structure located in Woodland Hills, California	1.47	1,826,817	2,116,849
25.00	KW 9301 Partners, LLC, an entity holding an interest in a single purpose entity holding a fee simple interest in a six-story, 86,529 square foot office building and a three-level subterranean parking garage located in Beverly Hills, California	4.00	4,308,563	5,762,247
20.00	KW Hilltop Manager, LLC, an entity holding an interest in a single purpose entity holding a fee simple interest in a 1,008-unit multifamily project located in Richmond, California	6.20	9,748,884	8,915,710
15.57	KW/CV Sunset, LLC, a single-purpose entity holding a fee simple interest in a 251-unit multifamily projected located in West Covina, California	1.58	2,052,225	2,278,277
15.00	KW Kohanaiki Shores Member, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 450-acre planned community under development for up to 474 residences and a golf course on the Kona Coast of Hawaii	18.78	27,020,000	27,010,690
10.00	Guardian/KW Hayward, LLC, a single-purpose entity holding a fee simple interest in a 544-unit multifamily project located in Hayward, California	2.12	2,286,825	3,042,021
	Interests in notes:
25.00	KW Loan Investors VII, LLC, an entity holding a portfolio initially consisting of nine construction and term loans with an outstanding principal balance of approximately $51,000,000, collateralized by seven retail properties located in Arizona, California and Utah.	2.00	2,690,052	2,874,334
	Total investments	100.00%	$128,447,755	$143,763,155
See accompanying notes to combined financial statements

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Combined Statements of Investments
(Unaudited)
December 31, 2011

Ownership interest	Security description	Percentage of total investments	Cost	Fair value
	Interests in real estate assets:
100.00%	KW Fund IV-Westview Heights, LLC, a single-purpose entity holding a fee simple interest in a 132-unit multifamily project located in Portland, Oregon	12.15%	$7,766,117	$7,463,772
100.00	KW Fund IV-Westview Heights 66, LLC, a single-purpose entity holding a fee simple interest in a 66-unit multifamily project located in Portland, Oregon	5.08	3,281,351	3,121,592
33.33	Kennedy Wilson 16501 Ventura, LLC, a single-purpose entity holding a fee simple interest in a six-story, 185,393-square foot office building and a five-level subterranean parking garage located in Encino, California	10.32	5,589,724	6,339,290
33.33	KW Telstar, LLC, a single-purpose entity holding a fee simple interest in a two-story, 246,912-square-foot flex building and a four-level parking structure located in El Monte, California	9.77	5,481,119	5,999,302
33.33	Kennedy Wilson 145 Fairfax, LLC, a single-purpose entity holding a fee simple interest in a four-story, 55,574-square foot office building and a two-level subterranean parking garage located in Los Angeles, California	3.27	1,784,655	2,006,110
33.33	KW Warner Atrium, LLC, a single-purpose entity holding a fee simple interest in a three-story, 126,436-square foot office building and a three-level parking structure located in Woodland Hills, California	3.84	1,426,857	2,360,993
25.00	KW 9301 Partners, LLC, an entity holding an interest in a single purpose entity holding a fee simple interest in a six-story, 86,529 square foot office building and a three-level subterranean parking garage located in Beverly Hills, California	6.97	3,633,563	4,278,586
20.00	KW Hilltop Manager, LLC, an entity holding an interest in a single purpose entity holding a fee simple interest in a 1,008-unit multifamily project located in Richmond, California	14.41	9,417,484	8,840,021
15.00	KW Kohanaiki Shores Member, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 450-acre planned community under development for up to 474 residences and a golf course on the Kona Coast of Hawaii	34.19	21,005,000	20,997,573
	Total investments	100.00%	$59,385,870	$61,407,239
See accompanying notes to financial statements

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Combined Statements of Operations

	Year ended December 31,	From January 28 (inception) through December 31,
	2012	2011
		(Unaudited)

Investment income:
Dividends	$1,842,575	$555,302
Interest	1,854,804	4,110
Total investment income	3,697,379	559,412
Expenses:
Management fees	1,720,041	691,195
Organization costs	409,387	590,613
Interest expense	585,404	—
Other professional and administrative costs	566,602	193,991
Total expenses	3,281,434	1,475,799
Net investment income (loss)	415,945	(916,387)
Realized and unrealized gain on investments:
Net change in unrealized appreciation on investments	13,294,030	2,021,369
Net income	$13,709,975	$1,104,982
See accompanying notes to financial statements.

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Combined Statements of Partners' Capital

	General and special limited partner	Limited partners	Total
Partners' capital, January 28, (inception) (unaudited)	$—	$—	$—
Capital contributions (unaudited)	136,761	69,239,847	69,376,608
Capital distributions (unaudited)	(11,616)	(5,796,137)	(5,807,753)
Net income (unaudited)	4,203	1,100,779	1,104,982
Partners' capital, December 31, 2011 (unaudited)	129,348	64,544,489	64,673,837
Capital contributions	173,646	88,529,511	88,703,157
Capital distributions	(48,291)	(24,096,981)	(24,145,272)
Net income	1,254,293	12,455,682	13,709,975
Partners' capital, December 31, 2012	$1,508,996	$141,432,701	$142,941,697
See accompanying notes to financial statements.

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Combined Statements of Cash Flows

	Year ended December 31,	From January 28 (inception) through December 31,
	2012	2011
		(Unaudited)
Cash flows from operating activities:
Net income	$13,709,975	$1,104,982
Adjustments to reconcile net income to net cash used in operating activities:
Change in accreted interest	(1,852,806)	—
Net change in unrealized appreciation on investments	(13,294,030)	(2,021,369)
Change in operating assets and liabilities:
Purchases of investments	(97,157,671)	(59,385,870)
Proceeds on sale of investments	29,948,591	—
Accounts receivable	(67,127)	—
Prepaid expenses	(151,071)	(383,353)
Accounts payable and accrued expenses	15,424	1,821
Net cash flow used in operating activities	(68,848,715)	(60,683,789)
Cash flow from financing activities:
Borrowings under line of credit	26,461,756	—
Payments under line of credit	(23,448,851)	—
Capital contributions	88,703,157	69,376,608
Capital distributions	(24,145,272)	(5,807,753)
Net cash flow provided by financing activities	67,570,790	63,568,855
Net (decrease) increase in cash and cash equivalents	(1,277,925)	2,885,066
Cash and cash equivalents, beginning of year	2,885,066	—
Cash and cash equivalents, end of year	$1,607,141	$2,885,066
Supplemental disclosure of cash paid for during the year:
Cash paid for interest	$568,259	$—
See accompanying notes to financial statements.

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Notes to Combined Financial Statements
December 31, 2012 and 2011 (Unaudited)

NOTE 1—ORGANIZATION
Kennedy Wilson Real Estate Fund IV, L.P. (the Partnership), a Delaware limited partnership, was formed on January 28, 2011. The Agreement of Limited Partnership of the Partnership (Partnership Agreement) was executed on May 13, 2011. The general partner of the Partnership is Kennedy Wilson Property Services IV, L.P., a Delaware limited partnership (the General Partner), and the special limited partner is Kennedy Wilson Property Special Equity IV, LLC, a Delaware limited liability company (the Special Limited Partner). The Partnership's investment objective is to acquire office, multifamily and other real estate investments, including real estate loans and condominiums. In accordance with this objective, the Partnership may form joint ventures with appropriate strategic co-investors or invest in real estate related financings, such as first trust deeds. Partnership investments will generally involve real estate located in the western United States and Hawaii. Under the terms of the Partnership Agreement, the Partnership shall continue until the eighth anniversary of the effective date of May 13, 2011 and may be extended for an additional one-year period by the General Partner in its discretion, and for an additional one-year period by the General Partner with the prior consent of the limited partners with a majority of aggregate commitments.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
USE OF ESTIMATES—The preparation of the accompanying financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and the reported amounts of revenues and expenses. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
CASH AND CASH EQUIVALENTS—The Partnership considers its investment in a money market account to be a cash equivalent for purposes of the statement of cash flows.
The Partnership maintains its cash in federally insured banking institutions. The account balances at these institutions periodically exceed the Federal Deposit Insurance Corporation's (FDIC) insurance coverage, and as a result, there is a concentration of credit risk related to amounts in excess of FDIC's insurance coverage. To mitigate this risk, the Partnership places its cash with quality financial institutions and does not believe there is a significant concentration of credit risk.
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

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Notes to Combined Financial Statements
December 31, 2012 and 2011 (Unaudited)

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
VALUATION OF INVESTMENTS—The Partnership's investments in real estate assets are stated at fair value using the income and market approaches. For the Limited Liability Companies (LLC) in which the Partnership has a partial ownership interest, the LLC's investments in real estate are also stated at fair value using the income and market approaches. The income approach requires the General Partner to estimate the projected operating cash flows of the real estate on an asset-by-asset basis, apply a capitalization rate to the reversion year's cash flows and discount the cash flows with a risk-adjusted rate for the respective holding periods. The market approach requires the General Partner to identify transactions for similar assets, if any, and apply asset specific adjustments for items such as location, physical condition and other pertinent factors which would impact fair value. The Partnership's investments in real notes are stated at fair value based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the credit risk of the borrower to the current yield of similar fixed income securities.
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
CONCENTRATION OF RISK—Substantially all of the Partnerships' investments are concentrated in real estate related investments in California, Oregon, and Hawaii. Adverse conditions in the sector or geographic locations would likely result in material declines in the value of the Partnerships' investments.
REVENUE RECOGNITION—Dividend income from investments in real estate and real estate related entities is recorded when a disbursement has been approved and declared from the underlying investments of the Partnership. Undistributed earnings from real estate and real estate related entities are considered by the General Partner in estimating the fair value of these investments.
INCOME TAXES—The Partnership is not subject to federal or state income taxes, and accordingly, no provision for income taxes has been made in the accompanying combined financial statements. The partners are required to report their proportional share of income, gains, loss, credit, or deduction on their respective tax returns.
The Partnership is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement, which could result in the Partnership recording a tax liability that would reduce net assets. Based on its analysis, the Partnership has determined that there are no tax benefits that would have a material impact on the Partnership's financial position or results of operations. The tax year 2011 (year of inception) is the earliest year that remains open to examination by the taxing jurisdictions to which the Partnership is subject.
NOTE 3—FAIR VALUE OF INVESTMENTS
The following table presents the classification of the Partnerships' fair value measurements as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Investments in real estate assets	$—	$—	$140,888,821	$140,888,821
Investments in notes	—	—	2,874,334	2,874,334
	$—	$—	$143,763,155	$143,763,155
The following table presents changes in Level 3 investments for the year ended December 31, 2012:

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Notes to Combined Financial Statements
December 31, 2012 and 2011 (Unaudited)

	January 1, 2012	Purchases	Sales	Realized gains or (losses)	Unrealized appreciation (depreciation)	Total
Investments in real estate assets	$61,407,239	$67,871,834	$(1,500,000)	$—	$13,109,748	$140,888,821
Investments in notes	—	31,138,643	(28,448,591)	—	184,282	2,874,334
	$61,407,239	$99,010,477	$(29,948,591)	$—	$13,294,030	$143,763,155
The net change in unrealized appreciation on investments that use Level 3 inputs still held as of December 31, 2012 was $13,294,030.
The following table (unaudited) presents the classification of the Partnerships' fair value measurements as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Investments in real estate assets	$—	$—	$61,407,239	$61,407,239
	$—	$—	$61,407,239	$61,407,239

The following table (unaudited) presents changes in Level 3 investments for the year ended December 31, 2011:

	January 1, 2011	Purchases	Sales	Realized gains or (losses)	Unrealized appreciation (depreciation)	Total
Investments in real estate assets	$—	$59,385,870	$—	$—	$2,021,369	$61,407,239
	$—	$59,385,870	$—	$—	$2,021,369	$61,407,239
The net change in unrealized appreciation on investments that use Level 3 inputs still held as of December 31, 2011 was $2,021,369 (unaudited).
Since inception, all investments have been classified as Level 3 investments and there have been no transfers between other levels of the hierarchy.
In estimating fair value of investments in real estate assets the Fund considers significant inputs such as capitalization and discount rates. The table below describes the range of inputs used as of December 31, 2012 and 2011 (unaudited):

	Cap rate		Discount rate
	Min	Max	Min	Max
Multifamily	5.75%	7.00%	8.50%	9.00%
Office	6.25	7.50	8.00	9.75
Retail	8.00	8.00	12.00	12.00
Valuing real estate related assets and indebtedness, the Fund considers significant inputs such as the term of the debt, value of collateral, current loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by the Fund for these types of investments range from 2.00% to 7.90% (unaudited).
The accuracy of estimating fair value for investments utilizing unobservable inputs cannot be determined with precision, cannot be substantiated by comparison to quotes prices in active markets, and may not be realized in a current sale of immediate settlement of the asset or liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including cap rates, discounts rates, liquidity risks, and estimates of future cash flows, could significantly affect the fair value measurement amounts.

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Notes to Combined Financial Statements
December 31, 2012 and 2011 (Unaudited)

NOTE 4—RELATED PARTY TRANSACTIONS
MANAGEMENT FEE—During the Investment Period which commenced on May 13, 2011 and expires on the earlier of the third anniversary of such date or when all of the commitments of the nonaffiliated limited partners have been invested, the Partnership shall pay the General Partner a management fee equal to 1.500% per annum of the invested capital contributed by the nonaffiliated limited partners and 1.00% per annum of the difference between the aggregate capital commitments of the nonaffiliated limited partners and the invested capital contributed by the nonaffiliated limited partners. After the Investment Period expires, the Partnership shall pay the General Partner a management fee equal to 1.500% per annum of the invested capital contributed by the nonaffiliated limited partners. The Partnership incurred $1,720,041 for the year ended December 31, 2012 and $691,195 (unaudited) in management fees for the period from January 28, 2011 (inception) through December 31, 2011.
The management fee shall be reduced, in any calendar quarter, by the nonaffiliated limited partners’ percentage of any organizational expenses that the Partnership pays in excess of $1,000,000. In the event that the amount of fee reduction exceeds the management fee for such quarterly period, such excess shall be carried forward to reduce the management fee payable in following quarterly periods. There have been no reductions for the years ended December 31, 2012 and 2011 (unaudited).
ORGANIZATION EXPENSE—The Partnerships shall pay or reimburse the General Partner for up to $1 million of organizational expenses incurred on behalf of the Partnerships. Organization expenses in excess of $1 million will reduce the management fee paid to the General Partner. The Partnership incurred organization costs of $409,387 in the year ended December 31, 2012 and $509,613 (unaudited) for the period from January 28, 2011 (inception) through December 31, 2011.
NOTE 5—PARTNERS' CAPITAL
CONTRIBUTION—The total committed capital of the Partnership is $156,578,947 as of December 31, 2012 of which $131,347,622 or 83.89% has been called, and $118,421,053 (unaudited) as of December 31, 2011 of which $63,877,158 (unaudited) or 53.94% (unaudited) has been called.
The General Partner is authorized to call additional capital in its sole discretion when additional capital is required to acquire investments, provide working capital, establish reserves, or pay expenses, costs, losses, or liabilities of the Partnership. However, only nonaffiliated limited partners are required to fund management fees or excess organization costs as described above. No limited partner shall be required to make any additional capital contributions in excess of its capital commitment. Any portion of a limited partner's capital commitment that has not been called by the General Partner within the period ending three years from the effective date of May 13, 2011(the Investment Period) may not be drawn to fund new commitments for investments. However, the partners shall remain obligated to make capital contributions throughout the duration of the Partnership in order to fund commitments for new investments in existence at the end of the Investment Period, to pay for management fees and other partnership expenses, to fund requirements of existing investments in an aggregate amount not to exceed 15% of the aggregate commitments, or to pay continuing obligations of the Partnership under any line of credit or permitted indebtedness.
The General Partner may cause the Partnership to return to the partners any portion of a capital contribution that is not invested in an investment or used to pay partnership expenses, that is a contribution for bridge financing that is recouped by the Partnership within twelve months, or is invested in a portion of an investment sold to either an executive fund or related parallel fund. All such returned capital contributions shall be returned to the partners in proportion to the cash contribution made by each partner and shall be treated as not having been called or funded.
DISTRIBUTIONS—Distributions of net cash flow shall initially be made to the partners based on the percentage of their aggregate investment contributions to the aggregate investment contributions made by all partners. The initial amount apportioned to the limited partners shall be distributed to the limited partners and the Special Limited Partner as follows:
(i) First, 100% to limited partners until the limited partners have received cumulative distributions equal to the sum of their aggregate contributions for investments and partnership costs;
(ii) Second, 100% to limited partners until the unpaid preferred return of ten percent (10%), compounded annually, due to the limited partners is reduced to zero,
(iii) Third, 50% to the Special Limited Partner and 50% to the limited partners to the extent necessary so that the aggregate distributions to the Special Limited Partner equal 20% of the cumulative amount of distributions made to limited partners pursuant to (ii) and (iv), and
(iv) Thereafter, 20% to the Special Limited partner and 80% to the limited partners.

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Notes to Combined Financial Statements
December 31, 2012 and 2011 (Unaudited)

Notwithstanding the above, the General Partner shall have authority to make distributions to the Special Limited Partner in an amount equal to the tax liability on its carried interest. Such distributions shall be treated as advances of distributions to the Special Limited Partner and shall reduce future distributions due to the Special Limited Partner.
ALLOCATION OF PARTNERSHIP INCOME AND LOSSES—The allocation of Partnership income and loss will generally follow the allocation of distributions.
NOTE 6—FINANCIAL HIGHLIGHTS
The Internal Rate of Return (IRR) of the limited partners of the Partnership, net of all fees and profit allocations to the Special Limited Partner, is 11.16% at December 31, 2012 and 3.47% (unaudited) from inception through December 31, 2011.
The IRR was computed based on the actual dates of the cash inflows (capital contributions), outflows (cash distributions), and the ending net assets at the end of the period (residual value) of the limited partners' capital accounts as of December 31, 2012.

	2012	2011
		(Unaudited)
Ratio to average limited partners’ capital:
Net investment income (loss)	0.47%	2.98%
Total expenses	3.68%	4.81%
Incentive allocation	1.37%	—%
Total expenses and incentive allocation	5.05%	4.81%
The net investment income and total expense ratios (including incentive allocation) are calculated for the limited partners taken as a whole. The computation of such ratios, based on the amount of net investment income, expenses, and incentive allocation assessed to an individual investor, may vary from these ratios based on the timing of capital transactions. The above ratios are computed based upon the weighted average limited partners' capital of the Partnerships as measured at the end of each monthly accounting period for the year ended December 31, 2012.
NOTE 7—SUBSEQUENT EVENTS
On January 1, 2013, the Partnership Agreement was amended and restated to extend the subscription period from eighteen months after the original effective date of May 13, 2011 to March 31, 2013.
Management has evaluated all other subsequent events through March 28, 2013 the date that the financial statements are available for issuance.

Independent Auditors' Report
The Members
Bay Area Smart Growth Fund II, LLC:

We have audited the accompanying financial statements of Bay Area Smart Growth Fund II, LLC which comprise the balance sheets as of December 31, 2012 and 2011, and the related statements of operations, members' equity, and cash flows for each of the years in the two-year period then ended, and the related notes to the financial statements.
Management's Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these financial statements in accordance with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.
Auditors' Responsibility
Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditors' judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Bay Area Smart Growth Fund II, LLC as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period then ended, in accordance with U.S. generally accepted accounting principles.
The accompanying statements of operations, members' equity, and cash flows for the year ended December 31, 2010 were not audited by us, and accordingly, we do not express an opinion on them.

/s/ KPMG LLP

Dallas, Texas
March 21, 2013

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Balance Sheets

	December 31,
	2012	2011

Assets
Investments in unconsolidated real estate entities (note 3)	$21,445,083	$20,814,601
Cash and cash equivalents	133,144	18,803
Accounts receivable	5,148	—
Note receivable from affiliate (note 4)	—	1,209,428
Prepaid expenses and other assets	5,740	172,996
Total assets	$21,589,115	$22,215,828
Liabilities and members' equity
Liabilities
Accrued expenses (note 4)	$419,296	$—
Total liabilities	419,296	—
Commitments and contingencies (note 5)
Members' equity	21,169,819	22,215,828
Total liabilities and members' equity	$21,589,115	$22,215,828
The accompanying notes are an integral part of these consolidated financial statements.

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Statements of Operations

	Year ended December 31,
	2012	2011	2010
			(Unaudited)
Revenues:
Interest income	$57,940	$—	$—
Total revenues	57,940	—	—
Expenses:
General,administrative and other	121,577	106,667	119,170
Management fees (note 4)	667,179	674,470	656,242
Interest expense (note 4)	—	57,386	52,276
Total expenses	788,756	838,523	827,688
Equity in loss from investments in unconsolidated real estate entities (note 3)	(315,193)	(604,819)	(404,058)
Net realized loss on disposition of investment in unconsolidated real estate entity (note 3)	—	(2,359,686)	—
Net loss	$(1,046,009)	$(3,803,028)	$(1,231,746)
The accompanying notes are an integral part of these consolidated financial statements.

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Statements of Members' Equity

	Managing Member	Nonmanaging Members	Special Member	Total
Balance, January 1, 2010 (unaudited)	$1,362,530	$25,888,072	$—	$27,250,602
Net loss (unaudited)	(61,587)	(1,170,159)	—	(1,231,746)
Balance, December 31, 2010 (unaudited)	1,300,943	24,717,913	—	26,018,856
Net loss	(190,152)	(3,612,876)	—	(3,803,028)
Balance, December 31, 2011	1,110,791	21,105,037	—	22,215,828
Transfer of nonmanaging member interests to managing member (note 1)	10,508,731	(10,508,731)	—	—
Net loss	(76,797)	(969,212)	—	(1,046,009)
Balance, December 31, 2012	$11,542,725	$9,627,094	$—	$21,169,819
The accompanying notes are an integral part of these consolidated financial statements.

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows

	Year ended December 31,
	2012	2011	2010
			(Unaudited)
Cash flows from operating activities:
Net loss	$(1,046,009)	$(3,803,028)	$(1,231,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized loss on disposition of investment in unconsolidated real estate entity	—	2,359,686	—
Equity in loss from investments in unconsolidated real estate entities	315,193	604,819	404,058
Change in assets and liabilities:
Accounts receivable	(5,148)	—	—
Prepaid expenses and other assets	167,256	(157,871)	3,167
Accrued expenses	419,296	(1,043,930)	657,267
Net cash flow used in operating activities	(149,412)	(2,040,324)	(167,254)
Cash flows from investing activities:
Advances under note receivable from affiliate	—	(1,209,428)	—
Repayment of note receivable from affiliate	1,209,428	—	—
Contributions to unconsolidated real estate entities	(1,203,294)	(2,783,867)	(780,524)
Distributions from unconsolidated real estate entities	257,619	—	—
Proceeds from disposition of investment in unconsolidated real estate entity	—	7,000,000	—
Net cash flow provided by (used in) investing activities	263,753	3,006,705	(780,524)
Cash flow from financing activities:
Proceeds from note payable	—	—	947,678
Repayments of note payable	—	(947,678)	—
Net cash flow provided by (used in) financing activities	—	(947,678)	947,678
Net increase (decrease) in cash and cash equivalents	114,341	18,703	(100)
Cash and cash equivalents, beginning of year	18,803	100	200
Cash and cash equivalents, end of year	$133,144	$18,803	$100
Supplemental disclosure of noncash financing activities:
Cash paid for interest	$—	$109,662	$—
The accompanying notes are an integral part of these consolidated financial statements.

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2012, 2011, and 2010 (Unaudited)

NOTE 1—ORGANIZATION
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
The Company was formed to invest in retail, office, commercial and industrial projects, and in multi-family housing projects. The purposes of the Company are to achieve double bottom line fund returns (i.e., produce a risk-adjusted market rate of return for members while generating positive economic, social and environmental benefits for the neighborhoods that are within the San Francisco Bay Area region, the Double Bottom Line).
The Managing Member of the Company is an affiliate of Kennedy-Wilson, Inc. (KWI). It is anticipated that the Company will form and be the sole member of separate limited liability companies to purchase real estate interests.
Cumulative capital contributions and commitments were as follows as of December 31, 2012 and 2011:

	2012	2011

KW BASGF II Manager, LLC	$14,312,483	$1,312,483
FDIC as Receiver for Pacific National Bank	—	3,000,000
Far East National Bank	3,000,000	3,000,000
First Bank	1,000,000	1,000,000
Union Bank	2,624,967	2,624,967
East West Bank (formerly United Commercial Bank)	3,000,000	3,000,000
US Bank National Association	1,312,221	1,312,221
JP Morgan Chase (formerly Washington Mutual Community Development, Inc.)	—	10,000,000
Mechanics Bank	1,000,000	1,000,000
	$26,249,671	$26,249,671
During 2010, the original members, United Commercial Bank and Pacific National Bank, were taken over by East West Bank and US Bank, respectively. Due to an agreement between US Bank and FDIC, Pacific National Bank's investment in the Company was transferred to FDIC. During 2012, the interests of FDIC as Receiver for Pacific National Bank and JP Morgan Chase (formerly Washington Mutual Community Development, Inc.) were transferred to KW BASG II Manager, LLC.
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

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2012, 2011, and 2010 (Unaudited)

Any other cash or other property received by the Company shall be allocated among, and distributed to, the Members in a manner determined by the Managing Member to be fair and equitable to the Members and as nearly as practicable to the provisions above.
The Members have agreed to allocate income and loss for financial reporting purposes in a manner which they believe reflects the Members' respective economic interests in the total reported Members' capital of the Company as of and for each year ended December 31.
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES
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
On a periodic basis, the Company assesses whether there are any indicators that the value of its investments may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investments, and such decline in value is deemed to be other-than-temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. The Company's estimates of estimated fair value for each investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates and operating costs of the property. As these factors are difficult to predict and are subject to future events that may alter these assumptions, the values estimated by the Company in its impairment analysis may not be realized. During the year ended December 31, 2011, the Company recognized a loss on the transfer of a portion of its interest in the Marina Shores and Marina Cove investment of $2,359,686 (see note 3). As of December 31, 2012 and 2011, the Company determined there was no impairment related to the investments in unconsolidated real estate entities.
CASH AND CASH EQUIVALENTS—Cash and cash equivalents include highly liquid investments purchased with a maturity of three months or less. Periodically, the Company maintains cash balances in various bank accounts in excess of federally insured limits. To date, no losses have been experienced related to such amounts. The Company places cash with quality financial institutions and does not believe there is a significant concentration of credit risk.

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2012, 2011, and 2010 (Unaudited)

INCOME TAX MATTERS—As a limited liability company, the members elected for the Company to be a pass‑through entity for income tax purposes; therefore, the Company's taxable income or loss is allocated to members in accordance with their respective ownership, and no provision or liability for income taxes has been included in the financial statements.
Management has evaluated the Company's tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements in order to comply with the provisions of this guidance. The Company is not subject to income tax examinations by U.S. federal, state or local tax authorities for years before 2009.
SUBSEQUENT EVENTS—In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 21, 2013, and determined there are no other items to disclose.
NOTE 3—INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES
During 2008, the Company acquired a member's interest in the following unconsolidated real estate entities: 300 California Partners, LLC (300 California) and Bay Fund Opportunity, LLC (Marina Shores and Marina Cove). The Company acquired its interests in these entities in May 2008 and June 2008, respectively.
300 California is a venture between the Company and two other members affiliated through common management and a common investor. 300 California owns and leases an office building located in San Francisco, California. 300 California had a mortgage note payable that had a balance of $37,537,646 (unaudited) at its original maturity date in August 2010 and at December 31, 2010. This loan has been extended to November 14, 2013 with a required $2,000,000 paydown made January 14, 2011 and a required $3,000,000 letter of credit also provided January 14, 2011. The $2,000,000 paydown was funded by a short-term loan from Kennedy-Wilson Holdings, Inc., an affiliate of the Managing Member to the property. This short-term loan was paid off from capital contributions from the investors in 2011. The maturity date of the mortgage note can be extended to November 15, 2014. This extension option requires certain conditions to be satisfied including a loan-to-value ratio of no more than 85%, a debt service coverage ratio equal to or greater than 1.05, and an extension fee equal to 0.25% of the then outstanding unpaid principal balance. Management plans to exercise the option available to extend the maturity date.
Marina Shores and Marina Cove each separately own a multifamily housing complex, both of which are located in Richmond, California, and are in close proximity to one another. Marina Shores and Marina Cove are under common management and ownership. On May 4, 2011, the Company sold 24.07% of its interest in Bay Fund Opportunity, LLC for $7,000,000 to an affiliate of the Managing Member, reducing the Company's interest from 55.83% to 31.76%. The transfer of interest resulted in a realized loss on disposition of $2,359,686, which is shown on the 2011 statement of operations as a realized loss on disposition of investment in unconsolidated real estate entity. Marina Cove and Marina Shores had mortgage notes payable that had total balances of $65,249,799 (unaudited) at December 31, 2010. In December 2, 2011, these loans were extended to June 26, 2013 with a required principal paydown of $6,358,937, which was funded by capital contributions from other investors in Bay Fund Opportunity, LLC. These capital contributions reduced the Company's interest from 31.76% to 25.96%. Management of the Company intends to pay off the existing mortgages with the proceeds of new mortgages in the aggregate principal amount of $48,400,000 and additional capital contributions from the members of the joint venture. If management is unable to obtain new mortgages, management will use additional capital from Kennedy-Wilson, Inc., an affiliate of the Managing Member, to make the required pay downs.
The following presents summarized financial information of the unconsolidated real estate entities as of and for the year ended December 31, 2012:

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2012, 2011, and 2010 (Unaudited)

		Marina Cove
		and
	300 California	Marina Shores	Total

Land and buildings	$61,789,366	$99,943,650	$161,733,016
Other assets	1,656,197	2,393,175	4,049,372
Mortgage loans	(35,537,646)	(57,998,348)	(93,535,994)
Other liabilities	(758,207)	(2,232,209)	(2,990,416)
Net assets	$27,149,710	$42,106,268	$69,255,978
Company's share of net assets	$10,514,317	$10,930,766	$21,445,083
Operating revenues	$3,506,476	$8,088,922	$11,595,398
Property operating expenses	(2,696,149)	(6,590,804)	(9,286,953)
Rental operations, net	810,327	1,498,118	2,308,445
Nonoperating expense, net	(25,335)	(288,133)	(313,468)
Interest expense	(1,311,550)	(1,746,528)	(3,058,078)
Net loss	$(526,558)	$(536,543)	$(1,063,101)
Company's share of net loss	$(175,906)	$(139,287)	$(315,193)
The following presents summarized financial information of the unconsolidated real estate entities as of and for the year ended December 31, 2011:

		Marina Cove
		and
	300 California	Marina Shores	Total

Land and buildings	$61,267,565	$102,111,370	$163,378,935
Other assets	865,877	2,522,744	3,388,621
Mortgage loans	(35,537,646)	(58,890,863)	(94,428,509)
Other liabilities	(2,391,450)	(2,275,441)	(4,666,891)
Net assets	$24,204,346	$43,467,810	$67,672,156
Company's share of net assets	$9,530,359	$11,284,242	$20,814,601
Operating revenues	$2,056,010	$7,711,417	$9,767,427
Property operating expenses	(2,103,605)	(6,198,017)	(8,301,622)
Rental operations, net	(47,595)	1,513,400	1,465,805
Nonoperating (loss) income, net	(15,400)	341,195	325,795
Interest expense	(1,314,783)	(2,676,208)	(3,990,991)
Net loss	$(1,377,778)	$(821,613)	$(2,199,391)
Company's share of net loss	$(460,272)	$(144,547)	$(604,819)
The following presents summarized income statement of the unconsolidated real estate entities as of and for the year ended December 31, 2010 (unaudited):

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2012, 2011, and 2010 (Unaudited)

		Marina Cove
		and
	300 California	Marina Shores	Total

Operating revenue	$1,908,236	$7,293,504	$9,201,740
Property operating expenses	(2,275,405)	(6,557,192)	(8,832,597)
Rental operations, net	(367,169)	736,312	369,143
Nonoperating income, net	858,944	306,699	1,165,643
Interest expense	(1,759,145)	(3,012,459)	(4,771,604)
Net loss	$(1,267,370)	$(1,969,448)	$(3,236,818)
Company's equity in income (loss) of real estate	$(423,387)	$19,329	$(404,058)
NOTE 4—TRANSACTIONS WITH THE MANAGING MEMBER AND AFFILIATES
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
It is contemplated that an affiliate of the Managing Member may perform property management services and/or construction management services for the Company. The compensation and other terms for such services provided shall be at rates and on terms which are no less favorable to the Company than the prevailing market rates and terms for such services obtained on an arm's-length basis in the applicable market area. Affiliates of the Managing Member may also perform development management services for the Company.
During 2012, 2011, and 2010, the Managing Member earned $533,743, $539,576, and $524,994 (unaudited) in fund management fees and the Special Member earned $133,436, $134,894, and $131,248 (unaudited) in advisory fees, respectively. As of December 31, 2012, $319,037, and $100,259 in fund management and advisory fees were due to the Managing Member and the Special Member, respectively, and are reflected in accrued expenses. As of December 31, 2011, $0 and $0 in fund management and advisory fees were due to the Managing Member and the Special Member, respectively.
During 2011, the Company advanced $1,209,428 to KW Property Fund II, L.P. (an affiliate of the Managing Member) in order to fund follow-on investments in 300 California. The amount was subject to a promissory note with a maximum amount of the $1,500,000 bearing interest at a rate of 15% per annum on the principal balance and a maturity date of June 30, 2012. At December 31, 2011, the balance of this note receivable was $1,209,428 and is included in the accompanying balance sheet as note receivable from affiliate. This note was paid off in its entirety during 2012 along with interest in the amount of $57,940, which is included in interest income on the statement of operations.
During 2010, the Company borrowed funds from Kennedy-Wilson Holdings, Inc, an affiliate of the Managing Member in order to fund investment requirements and general and administrative expenses. On November 2, 2010, a promissory note was executed to document these borrowings with a $1,000,000 maximum bearing 10% interest per annum on the funded amount and a maturity date of December 31, 2011. At December 31, 2010, the balance of this note payable was $947,678 (unaudited). This note was paid off in full on May 5, 2011. Interest expense on this note in the amount of $57,386 and $52,276 (unaudited), respectively, is included in the 2011 and 2010 statements of operations as interest expense.
In addition, the Company paid an affiliate of the Managing Member reimbursements for administrative and accounting services in connection with the annual audits. These reimbursements were $7,500 per year for each of the years ended December 31, 2012, 2011, and 2010 (unaudited).

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2012, 2011, and 2010 (Unaudited)

NOTE 5—COMMITMENTS AND CONTINGENCIES
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Currently, the Company does not have any material commitments or contingencies.

Independent Auditors' Report
The Members
KW Stadium Gateway Partners, LLC:
Report on the Financial Statements
We have audited the accompanying consolidated financial statements of KW Stadium Gateway Partners, LLC and subsidiary, which comprise the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of operations, members' capital, and cash flows for the period from April 9, 2012 (inception) through December 31, 2012, and the related notes to the consolidated financial statements.
Management's Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.
Auditors' Responsibility
Our responsibility is to express an opinion on the consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditors' judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditors consider internal control relevant to the entity's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KW Stadium Gateway Partners, LLC and subsidiary as of December 31, 2012, and the results of their operation and their cash flows for the period from April 9, 2012 (inception) through December 31, 2012 in accordance with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California
March 29, 2013

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheet
December 31, 2012

Assets
Real estate:
Land	$13,021,688
Buildings and improvements	33,288,998
Total	46,310,686
Accumulated depreciation	(382,791)
Real estate, net	45,927,895
Cash	597,510
Debt service escrows and deposits	2,837,075
Deferred leasing costs, net of accumulated amortization of $1,975	69,914
Deferred financing fees, net of accumulated amortization of $41,501	279,188
Acquired in place lease value, net of accumulated amortization of $1,629,483	8,443,517
Acquired intangible for above market leases, net of accumulated amortization of $295,970	1,534,030
Deferred rent	134,639
Utility deposits	107,470
Tenant receivables	4,913
Prepaid expenses	91,884
Total assets	$60,028,035
Liabilities and members' capital
Liabilities
Mortgage loan payable	$53,002,036
Prepaid rent	430,565
Tenant deposits	99,157
Accounts payable and accrued expenses	416,435
Acquired intangible for below market leases, net of accumulated amortization of $96,218	498,782
Total liabilities	54,446,975
Members' capital	5,581,060
Total liabilities and members' capital	$60,028,035
See accompanying notes to consolidated financial statements.

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Operations
Period from April 9, 2012 (inception) through December 31, 2012

Revenue
Rental income	$2,799,028
Operating expense recoveries	175,471
Other	3,620
Total revenue	2,978,119
Operating Expenses
Property taxes	310,675
Utilities	324,553
Repairs and maintenance	353,887
Salaries and wages	110,982
Management fees	104,101
General and administrative	51,938
Insurance	68,567
Depreciation	382,791
Amortization	1,631,458
Interest expense	1,334,417
Acquisition-related costs	123,690
Total operating expenses	4,797,059
Net loss	$(1,818,940)
See accompanying notes to consolidated financial statements.

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Members' Capital
Period from April 9, 2012 (inception) through December 31, 2012

Capital contributions	$7,400,000
Net loss	(1,818,940)
Members' capital at December 31, 2012	$5,581,060
See accompanying notes to consolidated financial statements.

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Cash Flows
Period from April 9, 2012 (inception) through December 31, 2012

Cash flows from operating activities:
Net (loss)	$(1,818,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	382,791
Amortization	1,631,458
Amortization of deferred financing costs	41,501
Amortization of fair value adjustment to mortgage	(120,456)
Adjustment to revenue for above and below market leases	199,752
Change in assets and liabilities:
Deferred rent	(134,639)
Utility deposits	(107,470)
Tenant receivables	(4,913)
Prepaid expenses	(91,884)
Prepaid rent	430,565
Tenant deposits	99,157
Accounts payable and accrued expenses	416,435
Net cash provided by operating activities	923,357
Cash flows from investing activities:
Acquisition of real estate	(4,000,000)
Additions to real estate	(496,194)
Deferred leasing costs	(71,889)
Establishment of debt service escrows and deposits	(2,837,075)
Net cash flow used in investing activities	(7,405,158)
Cash flow from financing activities:
Contributions from members	7,400,000
Payments made for financing costs	(320,689)
Net cash flow provided by financing activities	7,079,311
Net increase in cash and cash at the end of the period	$597,510
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,160,109

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Cash Flows (continued)
Period from April 9, 2012 (inception) through December 31, 2012

Supplemental disclosure of noncash investing activities:
Acquisition of real estate
Land	$13,019,788
Building and improvements	32,794,704
In-place lease value	10,073,000
Above market leases	1,830,000
Below market leases	(595,000)
Mortgage loan payable assumed	(53,122,492)
$4,000,000

See accompanying notes to consolidated financial statements.

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2012

NOTE 1—ORGANIZATION
KW Stadium Gateway Partners, LLC (the Company), a Delaware limited liability company, is 50% owned by KW Fund IV - Stadium Gateway, LLC (wholly owned by Kennedy Wilson Real Estate Fund IV, LP) and 50% owned by K-W Properties (Manager and wholly owned by Kennedy-Wilson, Inc.). The Company was formed upon the filing of the Articles of Formation with the Delaware Secretary of State on April 9, 2012. The term of the Company extends until the date that the Company is terminated pursuant to the terms defined in the Company's operating agreement.
The Company owns a 100% interest in KW Stadium Gateway, LLC, which was organized to invest in and fully own the property known as Stadium Gateway (the Property). The Property is an office building totaling approximately 273,000 rentable square feet, located in Anaheim, California.
Initial capital contributions to acquire the Property were $3,450,000 from KW Fund IV - Stadium Gateway, LLC and $3,450,000 from K-W Properties, for a total initial investment of $6,900,000. KW Fund IV-Stadium Gateway, LLC and K-W Properties have made additional capital contributions totaling $500,000.
The Manager may elect from time to time to distribute available cash to the Members in proportion to their percentage interests at the time of distribution. Profit and loss for each fiscal period shall be allocated among the members in proportion to their percentage interests.
The limited liability companies (LLC) will continue in existence until dissolved in accordance with the provisions of their operating agreement and are funded through the equity contributions of their members. As an LLC, except as may otherwise be provided under applicable law, no member shall be bound by, or personally liable for, the expenses, liabilities, or obligations of the individual companies. The members are not obligated to restore capital deficits.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
REVENUE RECOGNITION—Rental revenue from tenants is recognized on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset.
Tenant recoveries related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the applicable expenses are incurred. The reimbursements are recognized and presented gross, since the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier, and bears the associated credit risk.
USE OF ESTIMATES—The preparation of the accompanying financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and the reported amounts of income and expenses. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
CASH—Cash includes highly liquid investments purchased with original maturities of three months or less. Periodically, the Company maintains cash balances in various bank accounts in excess of federally insured limits. To date, no losses have been experienced related to such amounts. The Company places cash with quality financial institutions and does not believe there is a significant concentration of credit risk.
REAL ESTATE ASSETS—The fair value of real estate acquired was allocated to the acquired tangible assets, consisting primarily of land and buildings and improvements, and to the identified acquired intangible assets, which comprise in-place leases, above-market leases and below-market leases.
The fair value of real estate was determined by valuing the property as if it were vacant, which was then allocated to land and buildings and improvements, based on management's determination of the relative fair values of these assets. The value of the acquired in-place leases was determined by calculating the present value of the cash flows provided by the leases, net of related incremental expenses over the estimated lease-up period.
Real estate assets are carried at depreciated cost. Depreciation on buildings and improvements has been provided for in the accompanying financial statements using the straight-line method based on estimated useful lives of 40 years for buildings and improvements. Maintenance and repairs are charged to expense as incurred, and costs of renewals or betterments are capitalized and depreciated at the appropriate rates.

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2012

IMPAIRMENT OF LONG-LIVED ASSETS—In accordance with accounting guidance for long-lived assets, the asset or asset group is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, the Company will evaluate the project by comparing the carrying amount of the asset or asset group to the estimated future undiscounted cash flows of the project. If impairment exists, an impairment loss will be recognized based on the amount by which the carrying amount exceeds the fair value of the asset or asset group. For the period ended December 31, 2012 there were no impairments recorded.
CONCENTRATION OF RISK—The Company's real estate is located in California. Adverse conditions in the sector or geographic location would likely result in a material decline in the value of the Company's investment.
DEFERRED FINANCING COSTS, NET—Financing costs incurred in obtaining long-term debt are capitalized and amortized over the term of the related debt on a straight-line basis.
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
FAIR VALUE MEASUREMENTS—The Company follows the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the consolidated financial statements on a recurring or nonrecurring basis. ASC Topic 820 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability (the exit price) in an orderly transaction between market participants at the measurement date.
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
For certain financial instruments, including cash, tenant receivables, escrows and deposits, prepaid expenses, accounts payable and accrued expenses, prepaid rent, and tenant deposits, recorded amounts approximate fair value due to the relatively short-term nature of these instruments.
Other than the accounting treatment for the assets and liabilities acquired upon acquisition of the Property, as described in notes 2 and 3, the Company has no assets or liabilities measured at fair value on a recurring or nonrecurring basis in the financial statements as of December 31, 2012.
NOTE 3—MORTGAGES PAYABLE
Upon acquisition of the Property, the Company assumed a mortgage loan payable to a third-party financial institution, which is secured by the Property. The outstanding principal due for the mortgage totaled $52,000,000 as of December 31, 2012. The mortgage bears a fixed interest rate of 5.66%, matures on February 1, 2016 and requires monthly interest payments through maturity. Aggregate principal payments of $52,000,000 under the mortgage payable are due in 2016.
The Company recorded the mortgage at $53,122,492 upon assumption, representing the fair value of the obligation at that time. The fair value was estimated based on the quoted market prices for the same or similar issues for debt of the same remaining maturities. Based on its nature, the fair value of long-term debts was determined using Level 2 inputs, as defined in note 2(i). The fair value amount does not necessarily represent the amount that would be required to satisfy the debt obligation.
The difference between the carrying value of the debt and the fair value upon assumption is being amortized through maturity. The carrying value of the liability as of December 31, 2012 is $53,002,036.
NOTE 4—MINIMUM FUTURE LEASE RENTALS
There are eight lease agreements in place with tenants to lease space at the Property. As of December 31, 2012, the minimum future cash rents receivable under non-cancellable operating leases in each of the next five years and thereafter are as follows:

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2012

2013	$4,502,154
2014	3,595,143
2015	2,927,770
2016	2,865,719
2017	2,030,924
Thereafter	1,331,972
$17,253,682
NOTE 5—IN-PLACE LEASE VALUATION
The value of the acquired in-place leases, above-market lease asset, and below-market lease liability was $10,073,000, $1,830,000, and $595,000, respectively, at the date of acquisition.
The value of the net acquired in-place leases is amortized over 34 months, consistent with the remaining term of the in-place leases. For the year ended December 31, 2012, the amortization expense related to in-place leases was $1,629,483. Additionally, the net amortization expense in the amount of $199,752 associated with the above-market lease asset and the below-market lease liability is recorded as a component of rental revenues in the consolidated statement of operations.
As of December 31, 2012, the annual amortization expense of in place-leases, above-market leases and below-market leases for each of the next five years and thereafter are as follows:

	IPLV	Above Market Leases	Below Market Leases
2013	$3,555,176	$645,882	$(210,000)
2014	3,555,176	645,882	(210,000)
2015	1,333,165	242,266	(78,782)
2016	—	—	—
2017	—	—	—
Thereafter	—	—	—
	$8,443,517	$1,534,030	$(498,782)

NOTE 6—TRANSACTIONS WITH THE AFFILIATES
Affiliates receive leasing commissions, a management fee, a construction management fee, reimbursements for certain billed management and administrative related costs.
Fees earned and reimbursements received by Kennedy-Wilson Holdings, Inc. and its affiliates were the following for the year ended December 31, 2012:

Management fees	$104,101
Accounting fees	5,646
Salary reimbursement	5,733
Construction management	16,946
$132,426
As of December 31, 2012, the outstanding balance due to affiliates was $14,245 and presented as accounts payable and accrued expenses in the consolidated balance sheet.
NOTE 7—COMMITMENTS AND CONTINGENCIES
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2012

in connection with loss contingencies are expensed as incurred. Currently, the Company does not have any material commitments or contingencies.
NOTE 8—SUBSEQUENT EVENTS
In preparing these financials, the Company has evaluated events and transactions for potential recognition and disclosure through March 29, 2013, the date at which the financial statements were available to be issued, and determined there are no other items to disclose.

Report of Independent Registered Public Accountant
The Partners
KWF Real Estate Venture VI, L.P.:

Report on the Financial Statements
We have audited the accompanying consolidated balance sheets of KWF Real Estate Venture VI, L.P. and subsidiary (the Partnership) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), partners' capital, and cash flows for the year ended December 31, 2012 and the period from October 5, 2011 (inception) through December 31, 2011. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
Management's Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.
Auditors' Responsibility
Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditors' judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KWF Real Estate Venture VI, L.P. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the year ended December 31, 2012 and the period from October 5, 2011 (inception) through December 31, 2011 in accordance with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California
March 27, 2013

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,
	2012	2011
Assets:
Investment in loan pool participation (note 3)	$137,119,342	$344,831,165
Cash	83,442	343,538
Escrow Deposits	391,032	98,229
Total assets	$137,593,816	$345,272,932
Liabilities and Partners' Capital
Liabilities:
Accounts payable	$7,920	$1,086
Accrued interest payable	34,377	376,093
Note payable (note 4)	25,782,348	225,656,250
Total liabilities	25,824,645	226,033,429
Commitments and contingencies (note 5)
Partners' capital:
General Partner's capital	50,999,674	61,199,710
Limited Partners' capital	50,999,674	61,199,710
Accumulated surplus	8,621,978	511,098
Accumulated other comprehensive income (loss)	1,147,845	(3,671,015)
Total partners' capital	111,769,171	119,239,503
Total liabilities and partners' capital	$137,593,816	$345,272,932
See accompanying notes to consolidated financial statements

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year ended December 31,	Period from October 5 (inception) through December 31,
	2012	2011
Revenues:
Participation interest income	$19,782,000	$3,660,000
Expenses:
Interest expense	11,444,083	3,147,666
Administrative costs	227,037	1,236
Total expenses	11,671,120	3,148,902
Net Income	8,110,880	511,098
Other comprehensive income - foreign currency translation gain (loss)	4,818,860	(3,671,015)
Total comprehensive income (loss)	$12,929,740	$(3,159,917)
See accompanying notes to consolidated financial statements

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Consolidated Statement of Partners' Capital

	General Partner	Limited Partners	Total
Balance at October 5, 2011 (inception)	$—	$—	$—
Contributions	82,851,073	84,975,731	167,826,804
Distributions	(21,651,363)	(23,776,021)	(45,427,384)
Net income	255,549	255,549	511,098
Foreign currency translation loss	(1,835,507)	(1,835,508)	(3,671,015)
Balance at December 31, 2011	59,619,752	59,619,751	119,239,503
Distributions	(10,200,036)	(10,200,036)	(20,400,072)
Net income	4,055,440	4,055,440	8,110,880
Foreign currency translation gain	2,409,430	2,409,430	4,818,860
Balance at December 31, 2012	$55,884,586	$55,884,585	$111,769,171

See accompanying notes to consolidated financial statements

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Year ended December 31,	Period from October 5 (inception) through December 31,
	2012	2011
Cash flows from operating activities:
Net income	$8,110,880	$511,098
Adjustments to reconcile net income to net cash used in operating activities:
Change in accretion on participation interest	(19,782,000)	(3,660,000)
Changes in operating assets and liabilities:
Escrow deposits	(289,040)	(99,780)
Accrued interest payable	(341,716)	376,093
Accounts payable	6,834	1,086
Net cash used in operating activities	(12,295,042)	(2,871,503)
Cash flows from investing activities:
Investment in participation interest	—	(445,692,311)
Distributions from investment in participation interest	241,300,680	93,370,531
Net cash provided by (used in) investing activities	241,300,680	(352,321,780)
Cash flows from financing activities:
Proceeds from note payable	—	323,713,708
Repayment of note payable	(209,241,405)	(90,558,536)
Contributions	—	167,826,804
Distributions	(20,400,072)	(45,427,384)
Net cash provided by (used in) financing activities	(229,641,477)	355,554,592
Effect of currency exchange rates on cash	375,743	(17,771)
Net increase (decrease) in cash	(260,096)	343,538
Cash, beginning of period	343,538	—
Cash, end of period	$83,442	$343,538
Supplemental disclosure of noncash financing activity:
Cash paid for interest	$11,841,850	$2,771,835

See accompanying notes to consolidated financial statements

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 1—ORGANIZATION
KWF Real Estate Venture VI, L.P., a Delaware limited partnership (the Partnership) was formed by and between KWF Manager VI, LLC, a Delaware limited liability company as general partner (the General Partner); and TIG Insurance Company, a California corporation, and Odyssey Reinsurance Corporation, a Connecticut corporation, as limited partners (the Limited Partners). The Partnership was formed upon the filing of the Certificate of Limited Partnership in the office of the Secretary of State of the State of Delaware on October 5, 2011. The term of the Partnership extends until the date all Partnership investments have been liquidated, the Partnership is dissolved, or at any time there are no Limited Partners.
The business of the Partnership shall be to acquire, hold, manage, and dispose of investments, with a focus on acquiring participation interests in the pool of loans, swaps, and other transactions held by or in favor of KW UK Loan Partners Limited, an Irish Section 110 Company (the 110 Company). Such investments shall be made through a wholly owned subsidiary of the Partnership, KW EU Loan Partners I, LLC, a Delaware limited liability company (the Partnership Subsidiary). Investments shall be made pursuant to the Amended and Restated Participation Agreement dated December 5, 2011 (Participation Agreement) by and among the 110 Company; Deutsche Bank AG, London Branch; JP Morgan Chase Bank, N.A.; the Partnership Subsidiary; Odyssey Reinsurance Company, a Connecticut corporation; KW Loan Partners V, LLC, a Delaware limited liability company; and Burlington Loan Management Limited, a limited liability company incorporated in the Republic of Ireland. This Participation Agreement replaced an earlier agreement dated as of October 21, 2011.
In the event that (i) the Partnership Subsidiary receives a future advance notice pursuant to the Participation Agreement, (ii) a buy/sell procedure is initiated pursuant to the Participation Agreement, or (iii) the General Partner makes a request for capital contributions to pay partnership expenses, then the General Partner shall notify the Limited Partners of such event, and the General and Limited Partners shall make payments of additional capital in immediately available funds within five (5) business days. However, the General Partner may not make a request for capital contributions from the Limited Partners to the extent that capital contributions made by the Limited Partners exceed $75,000,000 in the aggregate, unless the General Partner has obtained the prior written consent of the Limited Partners. Initial capital contributions made on October 14, 2011, the date of the Limited Partnership Agreement of KWF Real Estate Venture VI, LP, were $67,500,000 by KWF Manager VI, LLC, $36,500,000 by TIG Insurance Company, and $31,000,000 by Odyssey Reinsurance Corporation. The combined capital contributions net of distributions of the Limited Partners as of December 31, 2012 and 2011 were $50,999,674 and $61,199,710, respectively.
The Partnership invested in a 25% participation interest in loans held by the 110 Company.
Profit and loss for each fiscal period shall generally be allocated among the partners in a manner to cause their capital account balances to equal the amounts of distributions that would be made if the Partnership were dissolved, its assets sold for their respective carrying values, and its liabilities satisfied in accordance with their terms, and all remaining amounts distributed. Distributions shall be made on a pari passu basis to the General Partner and the Limited Partners in accordance with their respective percentage interests.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
BASIS OF CONSOLIDATION—The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in the consolidation.
INVESTMENT IN LOAN POOL PARTICIPATION—Participation interest income from the investment in the loan pool participation is recognized on a level yield basis under the provisions of Loans and Debt Securities Acquired with Deteriorated Credit Quality Accounting Standards Codification (ASC) Subtopic 310-30, where a level yield model is utilized to determine a yield rate which, based upon projected future cash flows, accretes interest income over the estimated holding period. When the future cash flows of a note cannot reasonably be estimated, cash payments are applied to the cost basis of the note until it is fully recovered before any interest income is recognized.
In accordance with this guidance, projected future cash flows to be received by the Partnership through the Partnership Subsidiary are accreted on a level yield basis using the investment made to capitalize KW EU Loan Partners I, LLC as the initial net investment amount. On a periodic basis, the Partnership will reevaluate the projected future cash flows to be received by the Partnership and make adjustments to the level yield accretion as necessary.

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

OPERATING CURRENCY—The functional currency of the Partnership is the U.S. dollar. The functional currency of the 110 Company is the British pound sterling. The financial transactions related to the participation interests held by the 110 Company are translated into U.S. dollars by translating assets and liabilities at the closing exchange rate on the balance sheet date with translation adjustments reported directly in partners' capital and income statement items at average exchange rates during the year. Individually material income and expense transactions are translated using the closing exchange rate in effect on the date the transaction is recognized.
INCOME TAXES—As a limited partnership, the Partnership is a pass-through entity for income tax purposes; therefore, the Partnership's taxable income or loss is allocated to partners in accordance with their respective ownership, and no provision or liability for income taxes has been included in the consolidated financial statements.
Management has evaluated the Partnership's tax positions and concluded that the Partnership has taken no uncertain tax positions that require adjustment to the consolidated financial statements in order to comply with the provisions of ASC 740-10 Accounting for Income Taxes.
CASH—Periodically throughout the period from October 5, 2011 (inception) through December 31, 2012, balances in various bank accounts exceeded federally insured limits. To date, no losses have been experienced related to such amounts. The Partnership places cash with quality financial institutions and does not believe there is a significant concentration of credit risk.
ESCROW DEPOSITS—An escrow deposit account is maintained pursuant to the Second Amended and Restated Loan Agreement dated December 22, 2011 with CBRE Loan Servicing Limited as administrative agent (Loan Agreement) for the loan payable that is funded from remittances from the loan participation in excess of current debt service requirements until such time that this reserve reaches a balance equal to one quarterly period's debt service.
NOTE 3—INVESTMENT IN LOAN POOL PARTICIPATION
During October 2011 (Tranche #1) and December 2011 (Tranche #2), the Partnership acquired a 25% participation interest in a pool of 24 loans from a European bank (the Pool). The loans were acquired for approximately £1.11 billion or $1.75 billion and had an unpaid principal balance of approximately £1.31 billion or $2.07 billion. The collateral upon inception was geographically located as follows: London, England (62%), the Midlands region of England (9%), Manchester, England (6%), the South East region of England (5%), and the North region (4%). The remaining 14% of the loans were located in other areas of England, Scotland, Wales, and Northern Ireland. The collateral was comprised of 39% office buildings, 26% retail properties, 25% multifamily properties, 9% industrial properties, and 1% land. On December 22, 2011, six of the loans were sold for £236,870,666 or $371,515,059 and the proceeds distributed to the participants. The Partnership's share of the proceeds from the sale was £59,217,667 or $92,878,765. During the year ended December 31, 2012, nine loans were fully resolved, resulting in total cash collections of £379,588,346 or $601,533,652. As of December 31, 2012, the Pool, which has a projected final resolution date of December 2014, has nine loans remaining with total projected recoveries of £454,832,027 or $734,690,173.
In accordance with the Participation Agreement, on each quarterly distribution date, available remittances from the loans in the loan pool are distributed as follows:
(a)Pro rata to the participants, an amount equal to the Loan Cash Flow Allocation described below until the Partnership Subsidiary has been distributed sufficient funds to meet its current obligations with respect to the interest, principal, and reserve requirements pursuant to the Loan Agreement described below;
(b)To pay base management fees and acquisition fees pursuant to the Asset Management Agreement described below
(c)To the reserve account to bring it to a targeted quarterly balance
(d)Pro rata to the participants until each participant has received aggregate payments to achieve the greater of a ten percent (10%) internal rate of return or one hundred fifteen percent (115%) of its Imputed Participation Amount, as defined in the participation agreement and was 26.6538% of its initial participation principal balance.
(e)Until such time as each participant has received a twenty percent (20%) internal rate of return, eighty percent (80%) pro rata to the participants, and twenty percent (20%) to the Asset Manager, Kennedy Wilson Ireland Limited, an affiliate of the General Partner, and
(f)Thereafter, seventy percent (70%) pro rata to the participants and thirty (30%) percent to the Asset Manager, Kennedy Wilson Ireland Limited, an affiliate of the General Partner
Pursuant to the Amended and Restated Asset Management Agreement dated December 5, 2011 by and among the 110 Company, the loan participants and Kennedy Wilson Ireland Limited (Asset Manager), an affiliate of the General Partner, the loan pool shall pay the Asset Manager a base management fee in an amount equal to 0.614% per annum of the Imputed Participation

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Amount, as defined in the participation agreement. This base management fee is paid quarterly from remittances from the loan portfolio to the extent that such remittances are sufficient, with any unpaid fees deferred until the next remittance date.
The loan pool shall was also required to pay the Asset Manager an acquisition fee of 1% of the cost of the participation interests acquired of which 50% is payable at the time of the acquisition, 25% is payable on the first remittance date following the first anniversary of the closing, and the remaining 25% is payable on the first remittance date following the full repayment of the Partnership Subsidiary's loan payable. These fees are paid by the loan pool and are not the responsibility of the Partnership or its subsidiary.
NOTE 4—NOTE PAYABLE
In order to finance the loan pool participation investment, the Partnership Subsidiary entered into the Loan Agreement, which replaced an initial agreement dated October 21, 2011 with Deutsche Bank AG London Branch and a first amendment dated December 5, 2011 also with Deutsche Bank AG London Branch. The Partnership Subsidiary borrowed £159,993,968 or $255,078,384 to acquire Tranche #1 and £43,725,122 or $68,635,324 to acquire Tranche #2. On December 22, 2011, upon sale of the six loans in the portfolio, £57,691,620 or $90,483,538 was paid down on the loan, leaving a balance of £146,027,470 or $225,656,250 at December 31, 2011. During 2012, in accordance with quarterly distributions of remittances described below, the loan was paid down by £130,066,133 or $199,873,902, leaving a balance of £15,961,337 or $25,782,348 at December 31, 2012. The loan is collateralized by the Partnership Subsidiary's participation interest in the loan pool.
This loan bears interest at 6% to December 21, 2011 and thereafter to maturity at the sum of (a) the greater of (i) the three-month LIBOR for the British Pound Sterling or (ii) 1% plus a 5% spread. The initial maturity date is October 21, 2014, with two extension options available to October 21, 2015 and October 21, 2016 provided that the extended loan balance may not exceed the targeted amortization balance as described below.
On each quarter remittance distribution date, payments of the Loan Cash Flow Allocation are made as follows:
(a)To the administrative agent to cover its fees and any accrued and unpaid interest on the loan
(b)To pay outstanding principal on the loan equal to the greater of (i) the amount necessary to reduce the outstanding principal balance to the targeted amortization balance scheduled in the Loan Agreement, which schedules quarterly principal reductions beginning December 24, 2012 to reduce the outstanding loan balance to £43,808,241 or $67,696,875 as of December 22, 2015; (ii) ninety (90%) of the funds remaining after payment of amounts under clause (i) above; and (iii) one hundred thirty-five percent (135%) of the Allocated Loan Amount as defined in Schedule II of the Amended and Restated Loan Agreement for any Resolved Asset in the loan pool
(c)To the interest reserve until such time as the reserve account holds an amount equal to interest due for one quarterly period
Future principal payments on this loan are as follows as of December 31, 2012:

Total
2016	$25,782,348
Thereafter	—
Total	$25,782,348
NOTE 5—COMMITMENTS AND CONTINGENCIES
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

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 6—SUBSEQUENT EVENTS
Subsequent to December 31, 2012, the Partnership Subsidiary received distributions from the Pool of £17,410,775 or $26,317,455. On March 21, 2013, the Partnership Subsidiary paid off the loan, which had a balance of £15,961,337 or $25,782,348 at December 31, 2012.
In preparing these financial statements, the Partnership has evaluated events and transactions for potential recognition or disclosure through March 27, 2013.

Independent Auditors' Report

The Managing Members
KWI America Multifamily, LLC and KW SV Investment West Coast, LLC:
We have audited the accompanying combined balance sheet of KWI America Multifamily, LLC (a Delaware limited liability company) and subsidiaries and KW SV Investment West Coast, LLC (a Delaware limited liability company) as of December 31, 2011, and the related combined statements of operations, members' equity and cash flows for the year then ended. These combined financial statements are the responsibility of management. Our responsibility is to express an opinion on these combined financial statements based on our audit.
We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of KWI America Multifamily, LLC and subsidiaries and KW SV Investment West Coast, LLC as of December 31, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
The accompanying combined balance sheet of KWI America Multifamily, LLC and subsidiaries and KW SV Investment West Coast, LLC as of December 31, 2012 and the related statements of operations, members' equity and cash flows for the years ended December 31, 2012 and 2010, were not audited by us, and accordingly, we do not express an opinion on them.

/s/ KPMG LLP

Los Angeles, California
March 13, 2012

KWI AMERICA MULTIFAMILY LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company) AND KW SV INVESTMENT WEST COAST, LLC
Combined Balance Sheets

	December 31,
	2012	2011
	(Unaudited)
Assets
Real estate
Land	$36,626,959	$36,626,959
Buildings	109,880,877	109,880,877
Building improvements	1,624,142	886,104
Furniture and equipment	7,090	7,090
Total	148,139,068	$147,401,030
Accumulated depreciation	(7,438,020)	(4,383,630)
Real estate, net	140,701,048	143,017,400
Cash	663,994	524,197
Investment in unconsolidated real estate joint ventures	215,458	1,455,948
Repair and replacement deposits held in escrow	66,648	5,876
Real estate taxes and insurance deposits held in escrow	1,190,593	1,153,386
Accounts receivable	37,442	54,298
Prepaid expenses and other assets	145,995	117,160
Total assets	$143,021,178	$146,328,265
Liabilities and members' equity
Liabilities
Mortgage loans payable	$135,750,000	$135,750,000
Accounts payable and accrued expenses	639,665	744,735
Security deposits and other liabilities	741,060	712,901
Total liabilities	137,130,725	137,207,636
Equity
Members' equity	5,890,453	9,120,629
Total liabilities and members' equity	$143,021,178	$146,328,265
See accompanying notes to the combined financial statements.

KWI AMERICA MULTIFAMILY LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company) AND KW SV INVESTMENT WEST COAST, LLC
Combined Statements of Operations

	Combined	Combined	Combined	KW SV Investment West Coast, LLC	Successor	Predecessor
	Year ended December 31,	Year ended December 31,	Year ended December 31,	Year ended December 31,	Period from June 26 to December 31,	Period from January 1 to June 25,
	2012	2011	2010
	(Unaudited)		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue
Rent	$13,044,091	$12,645,562	$12,689,501	$—	$6,380,477	$6,309,024
Other Income	1,196,413	1,121,312	1,180,277	—	577,548	602,729
Total revenue	14,240,504	13,766,874	13,869,778	—	6,958,025	6,911,753
Operating expenses
Property taxes	1,815,241	1,801,700	1,936,995	—	910,777	1,026,218
Utilities	843,518	795,273	826,062	—	476,891	349,171
Repairs & maintenance	986,800	956,658	973,968	—	494,446	479,522
Management fees	473,206	459,237	459,140	—	231,364	227,776
General & administrative	1,016,769	1,058,481	1,148,078	—	579,594	568,483
Insurance	316,881	243,669	230,619	—	119,902	110,717
Depreciation and amortization	3,054,390	2,948,110	3,983,070	—	1,435,520	2,547,550
Interest	7,710,586	7,689,518	7,689,518	—	3,860,979	3,828,539
Marketing and promotion	124,630	113,483	183,251	—	85,510	97,741
Bad debt expense	(13,169)	(10,578)	3,571	—	(3,349)	6,920
Other property operating expenses	81,338	315,962	596,456	—	514,689	81,767
Total operating expenses	16,410,190	16,371,513	18,030,728	—	8,706,323	9,324,405
Equity in income (loss) from investments in unconsolidated real estate joint ventures, net	227,882	977,198	(217,423)	(217,423)	—	—
Revaluation loss on change in ownership	—	—	(17,499,321)	—	—	(17,499,321)
Net loss	$(1,941,804)	$(1,627,441)	$(21,877,694)	$(217,423)	$(1,748,298)	$(19,911,973)
See accompanying notes to the combined financial statements.

KWI AMERICA MULTIFAMILY LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company) AND KW SV INVESTMENT WEST COAST, LLC
Combined Statements of Members' Equity

	KWI America Multifamily LLC and Subsidiaries	KW SV Investment West Coast, LLC	Total
Balance, January 1, 2010 (unaudited)	$33,020,921	$—	$33,020,921
Contributions (unaudited)	312,772	2,523,172	2,835,944
Net loss (unaudited)	(19,911,973)	—	(19,911,973)
Balance, June 25, 2010 (unaudited)	13,421,720	2,523,172	15,944,892
Distributions (unaudited)	(1,130,000)	—	(1,130,000)
Net loss (unaudited)	(1,748,298)	(217,423)	(1,965,721)
Balance, December 31, 2010 (unaudited)	10,543,422	2,305,749	12,849,171
Distributions	(274,102)	(1,826,999)	(2,101,101)
Net income (loss)	(2,604,639)	977,198	(1,627,441)
Balance, December 31, 2011	7,664,681	1,455,948	9,120,629
Contributions (unaudited)	250,000	—	250,000
Distributions (unaudited)	(70,000)	(1,468,372)	(1,538,372)
Net income (loss) (unaudited)	(2,169,686)	227,882	(1,941,804)
Balance, December 31, 2012 (unaudited)	$5,674,995	$215,458	$5,890,453
See accompanying notes to the combined financial statements.

KWI AMERICA MULTIFAMILY LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company) AND KW SV INVESTMENT WEST COAST, LLC
Combined Statements of Cash Flows

	Combined	Combined	Combined	KW SV Investment West Coast, LLC	Successor	Predecessor
	Year ended December 31,	Year ended December 31,	Year ended December 31,	Year ended December 31,	Period from June 26 to December 31	Period from January 1 to June 25
	2012	2011	2010
	(Unaudited)		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,941,804)	$(1,627,441)	$(21,877,694)	$(217,423)	$(1,748,298)	$(19,911,973)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Revaluation loss on change in ownership	—	—	17,499,321	—	—	17,499,321
Depreciation and amortization	3,054,390	2,948,111	3,774,149	—	1,226,602	2,547,547
Equity in income from investments in unconsolidated real estate joint ventures	(227,882)	(977,198)	217,423	217,423	—	—
Change in assets and liabilities:
Real estate taxes and insurance reserves held in escrow	(37,207)	278,880	(1,432,266)	—	(398,567)	(1,033,699)
Accounts receivable	16,856	26,900	(21,162)	—	(39,270)	18,108
Prepaid expenses and other assets	(28,835)	118,544	(171,169)	—	(58,348)	(112,821)
Accounts payable and accrued expenses	(105,070)	30	15,933	—	82,245	(66,312)
Deferred revenue	—	—	(115,990)	—	(109,750)	(6,240)
Security deposits and other liabilities	28,159	127,981	64,399	—	38,961	25,438
Net cash provided by (used in) operating activities	758,607	895,807	(2,047,056)	—	(1,006,425)	(1,040,631)
Cash flows from investing activities:
Additions to real estate	(738,038)	(495,210)	(869,188)	—	(385,363)	(483,825)
Investments in unconsolidated real estate joint ventures	—	—	(2,523,172)	(2,523,172)	—	—
Distributions from investments in unconsolidated real estate joint ventures	1,468,372	1,826,999	—	—	—	—
Capital expenditure deposits held in escrow	(60,772)	10,865	2,485,541	—	41,613	2,443,928
Net cash (used in) provided by investing activities	669,562	1,342,654	(906,819)	(2,523,172)	(343,750)	1,960,103
Cash flows from financing activities:
Contributions from members	250,000	—	2,835,944	2,523,172	—	312,772
Distributions to members	(1,538,372)	(2,101,101)	(1,130,000)	—	(1,130,000)	—
Net cash (used in) provided by financing activities	(1,288,372)	(2,101,101)	1,705,944	2,523,172	(1,130,000)	312,772
Net increase (decrease) in cash	139,797	137,360	(1,247,931)	—	(2,480,175)	1,232,244
Cash at beginning of period	524,197	386,837	1,634,768	—	2,867,012	1,634,768
Cash at end of period	$663,994	$524,197	$386,837	$—	$386,837	$2,867,012
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,710,586	$7,689,518	$7,689,518	$—	$3,860,979	$3,828,539
Supplemental disclosure of noncash investing and financing activities:
Accrued additions to real estate included in accounts payable and accrued expenses	$—	$19,561	$48,794	$—	$32,183	$16,611
See accompanying notes to the combined financial statements.

KWI AMERICA MULTIFAMILY LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company) AND KW SV INVESTMENT WEST COAST, LLC
Notes to Combined Financial Statements
December 31, 2012 (Unaudited), 2011 and 2010 (Unaudited)

NOTE 1—ORGANIZATION
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
The limited liability companies (LLCs) within the accompanying consolidated financial statements will continue to operate until dissolved in accordance with the provisions of their operating agreements and are funded through the equity contributions

KWI AMERICA MULTIFAMILY LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company) AND KW SV INVESTMENT WEST COAST, LLC
Notes to Combined Financial Statements
December 31, 2012 (Unaudited), 2011 and 2010 (Unaudited)

of their members. As LLCs, except as may otherwise be provided under applicable law, no member shall be bound by, or personally liable for, the expenses, liabilities, or obligations of the individual companies. The members are not obligated to resolve capital deficits.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The Company indirectly owns its real estate through the following wholly owned subsidiaries:
KW/WDC WESTERMORELAND, LLC—KW/WDC Westmoreland, LLC (Westmoreland) was formed on February 21, 2007, with the Company as sole member. Westmoreland acquired the 687-unit multifamily apartment project known as the City Heights Apartments (City Heights) and other improvements located in Los Angeles, California.
KW/WDC WEST CAMPUS, LLC—KW/WDC West Campus (West Campus) was formed on March 28, 2007, with the Company as sole member. West Campus acquired the real property known as the Heights on West Campus Apartments, a 401-unit apartment complex located in Federal Way, Washington.
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
The fair value of real estate acquired was allocated to the acquired tangible assets, consisting primarily of land and building, and to the fair value of the identified acquired intangible assets, which comprise in-place lease value.
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
Land, buildings, building improvements, and equipment are carried at cost. The buildings are depreciated over 39 years, building improvements are depreciated over 10 years, and equipment is depreciated over 5 years on a straight-line basis. The acquired in-place lease value is amortized over one year.
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
On a periodic basis, KWSV shall assess whether there are any indicators that the value of its investment in unconsolidated joint venture may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed other than temporary. As of December 31, 2012, no adjustments for impairment were made to the KWSV's investment in unconsolidated real estate joint venture.
IMPAIRMENT OF LONG LIVED ASSETS—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Impairment of Long-

KWI AMERICA MULTIFAMILY LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company) AND KW SV INVESTMENT WEST COAST, LLC
Notes to Combined Financial Statements
December 31, 2012 (Unaudited), 2011 and 2010 (Unaudited)

Lived Assets ASC Subtopic 360-10. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.
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
DEFERRED FINANCING COSTS—Costs incurred in obtaining the mortgage loans are capitalized and amortized over the term of the mortgage loans on a straight-line basis, which approximates the effective-interest method. Amortization of the deferred financing costs were $0 (unaudited), $0, and $42,743 (unaudited) for the years ended December 31, 2012, 2011, and 2010, respectively, and is included in interest expense in the accompanying combined statements of operations.
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
NOTE 3—INVESTMENTS IN UNCONSOLIDATED REAL ESTATE JOINT VENTURES
During October 2010, KWSV, through its wholly owned subsidiary, SV West, acquired a 30% interest in SV Investment Group Partners Manager, LLC, which in turn owns 100% of SV Investment Group Partners, LLC, a single-purpose entity that invested in the condominium project located in Los Angeles, California, known as Santee Village. This real estate investment consisted of 167 condominium units and 18,694 square feet of retail space. The investment was financed by a loan payable to German American Capital Corporation in the principal amount of $26,500,000 (unaudited). The loan accrued interest at the greater of 7.0% or 6.0% above the one-month LIBOR and required monthly interest-only payments and principal payments made upon the closing of condominium units. In September 2011, the loan was fully paid from the net sales proceeds of condominium units sales. There are three retail spaces unsold as of December 31, 2012.

KWI AMERICA MULTIFAMILY LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company) AND KW SV INVESTMENT WEST COAST, LLC
Notes to Combined Financial Statements
December 31, 2012 (Unaudited), 2011 and 2010 (Unaudited)

The net carrying value of the KWSV's investment in this joint venture was $215,458 (unaudited), $1,455,948 and $2,305,749 (unaudited) as of December 31, 2012, 2011 and 2010, respectively.
The following presents summarized financial information of this unconsolidated real estate joint venture, SV Investment Group Partners, LLC, as of December 31, 2012, 2011, and 2010.

	December 31,
	2012	2011
	(Unaudited)
Assets
Real estate held for sale	$614,526	$4,414,468
Cash	109,240	84,732
Accounts receivable	600	3,481
Other assets	286	740,379
Total assets	$724,652	$5,243,060

Liabilities
Accounts payable and accrued expenses	$6,458	$389,902
Total liabilities	6,458	389,902
Members equity	718,194	4,853,157
Total liabilities and members equity	$724,652	$5,243,059

	Year Ended December 31,
	2012	2011	2010
	(Unaudited)		(Unaudited)
Income	$1,118,395	$6,684,479	$1,200
Expenses	376,450	1,750,568	282,449
Amortization	—	803,464	75,744
Interest and non operating items	(17,664)	873,119	367,751
Net income	759,609	3,257,328	(724,744)
KWSV's equity in income (loss) from investment in unconsolidated real estate joint venture	$227,882	$977,198	$(217,423)
NOTE 4—MORTGAGE LOANS PAYABLE
WESTERMORELAND (CITY HEIGHTS)—City Heights entered into a loan agreement, dated February 21, 2007 with Wachovia Bank, N.A., an affiliate of WDC, for the principal sum of $98,000,000 (unaudited). The note accrues interest at 5.65% per annum with interest-only payments on the 11th day of each month until the loan matures on March 11, 2017. Upon maturity, all remaining accrued interest and principal become due.
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
WEST CAMPUS (HEIGHTS ON WEST CAMPUS)—West Campus entered into a loan agreement, dated March 29, 2007 with Bank of America N.A. for the principal sum of $37,750,000 (unaudited). The note accrues interest at a fixed rate of 5.423% per annum and requires interest-only payments monthly until the loan matures on April 1, 2017. Upon maturity all remaining accrued interest and principal become due.

KWI AMERICA MULTIFAMILY LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company) AND KW SV INVESTMENT WEST COAST, LLC
Notes to Combined Financial Statements
December 31, 2012 (Unaudited), 2011 and 2010 (Unaudited)

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
NOTE 5—RELATED PARTY TRANSACTIONS
Each property entered into a management agreement with a third party, FPI Management, Inc. (FPI). In accordance with the management agreement, each Property pays a monthly fee of 4.00% (West Campus) and 3.00% (City Heights) of gross rental revenues as compensation for management services. Per the agreement, 2.25% (decreased from 2.5% in April 2011) and 2.25% is paid to FPI and 1.75% (increased from 1.5% in April 2011) and 0.75% is paid to KW Multi-Family Management Group, Ltd. (KWMF), which is an affiliate of KWAMM.
For the years ended December 31, 2012, 2011 and 2010 the Company incurred $152,470 (unaudited), $146,103 and $137,276 (unaudited) in property management fees, respectively, that were paid to KWMF.
Upon acquisition, the Company paid acquisition fees totaling $1,200,000 (unaudited) and $465,000 (unaudited), for City Heights and West Campus, respectively, to an affiliate of KWAMM. These amounts have been capitalized to the cost of each Property and are included in land and building in the accompanying consolidated balance sheet.
NOTE 6—COMMITMENTS AND CONTINGENCIES
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
NOTE 7—SUBSEQUENT EVENTS
Management has evaluated all subsequent events through March 29, 2013 the date that the financial statements are available for issuance.

Independent Auditors' Report
The Members
KW Residential, LLC:
Report on the Financial Statements
We have audited the accompanying consolidated financial statements of KW Residential, LLC and subsidiaries (the “Company”), which comprise the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), consolidated statements of members' equity and consolidated statements of cash flows for each of the years in the three year period then December 31, 2012, and the related notes to the consolidated financial statements.
Management's Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.
Auditors' Responsibility
Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards in the United States of America.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditors' judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KW Residential, LLC and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG AZSA LLC
Tokyo, Japan
March 29, 2013

KW Residential, LLC and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2012	2011
Assets
Rental property, net	$567,639,706	$627,316,328
Cash and cash equivalents	5,742,969	6,587,593
Restricted cash	21,288,537	22,449,178
Accounts receivable, net	754,353	804,844
Derivative asset	10,809,277	—
Other assets	7,317,288	18,062,892
Total assets	$613,552,130	$675,220,835
Liabilities and members' equity
Liabilities
Accounts payable and accrued expenses	$6,504,314	$6,387,375
Refundable tenant deposits	3,815,605	4,383,780
Debt and borrowings	316,422,361	343,170,004
Derivative liability	—	15,447,884
Income tax payable	323,156	340,216
Other liabilities	79,346	59,663
Total liabilities	327,144,782	369,788,922
Commitments and contingencies
Members' equity
Contributed capital	211,350,315	235,600,315
Accumulated surplus	8,807,330	6,326,450
Accumulated other comprehensive income	66,249,703	63,505,148
Total members' equity	286,407,348	305,431,913
Total liabilities and members' equity	$613,552,130	$675,220,835
The accompanying notes are an integral part of these consolidated financial statements.

KW Residential, LLC and Subsidiaries
Consolidated Statements of Operations

	Year ended December 31,
	2012	2011	2010

Revenue
Rental income	$39,013,177	$37,770,902	$34,515,674
Management fees	—	—	268,381
Total revenue	39,013,177	37,770,902	34,784,055
Operating Expenses
Property expenses	9,965,202	10,003,392	10,387,147
Compensation and related expenses	2,347,813	1,589,701	2,943,106
General and administrative expenses	2,618,677	3,177,994	2,316,137
Depreciation and amortization	12,790,455	11,604,181	11,115,370
Total operating expenses	27,722,147	26,375,268	26,761,760
Total operating income	11,291,030	11,395,634	8,022,295
Non-operating income (expense)
Interest expense	(9,765,638)	(12,227,111)	(12,234,711)
Other	(46,373)	296,636	368,594
Income (loss) before provision for income taxes	1,479,019	(534,841)	(3,843,822)
Provision (benefit) for income taxes	(1,001,861)	623,973	801,559
Net income (loss)	2,480,880	(1,158,814)	(4,645,381)
Other comprehensive income (loss) net of tax
Foreign currency translation gain (loss)	(23,512,606)	14,792,637	35,077,117
Forward foreign currency gain (loss)	26,257,161	(8,838,828)	(6,609,056)
Total comprehensive income	$5,225,435	$4,794,995	$23,822,680
The accompanying notes are an integral part of these consolidated financial statements.

KW Residential, LLC and Subsidiaries
Consolidated Statement of Members' Equity
For the Three Years Ended December 31, 2012

	Contributed Capital	Accumulated Surplus (Deficit)	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2010	$233,616,132	$12,130,645	$29,083,278	$274,830,055
Capital distributions	(8,614,978)	—	—	(8,614,978)
Foreign currency translation gain	—	—	35,077,117	35,077,117
Forward foreign currency loss	—	—	(6,609,056)	(6,609,056)
Net loss	—	(4,645,381)	—	(4,645,381)
Balance December 31, 2010	225,001,154	7,485,264	57,551,339	290,037,757
Capital contributions	34,200,000	—	—	34,200,000
Capital distributions	(23,600,839)	—	—	(23,600,839)
Foreign currency translation gain	—	—	14,792,637	14,792,637
Forward foreign currency loss	—	—	(8,838,828)	(8,838,828)
Net loss	—	(1,158,814)	—	(1,158,814)
Balance December 31, 2011	235,600,315	6,326,450	63,505,148	305,431,913
Capital distributions	(24,250,000)	—	—	(24,250,000)
Foreign currency translation loss	—	—	(23,512,606)	(23,512,606)
Forward foreign currency gain	—	—	26,257,161	26,257,161
Net income	—	2,480,880	—	2,480,880
Balance December 31, 2012	$211,350,315	$8,807,330	$66,249,703	$286,407,348
The accompanying notes are an integral part of these consolidated financial statements.

KW Residential, LLC and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,
	2012	2011	2010

Cash flows from operating activities:
Net income (loss)	$2,480,880	$(1,158,814)	$(4,645,381)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,790,455	11,604,181	11,115,370
Amortization of loan related costs	2,543,982	3,803,447	4,308,948
Change in assets and liabilities:
Accounts receivable	11,729	50,071	336,953
Other assets	(2,435,802)	2,675,216	(1,372,353)
Accounts payable and accrued expenses	(44,203)	(1,911,378)	(1,079,238)
Other liabilities	535,994	697,279	47,820
Net cash flow provided by operating activities	15,883,035	15,760,002	8,712,119
Cash flows from investing activities:
Payments for purchases of property and equipment	(833,477)	(380,443)	(423,673)
Collateral receipts (payments) for derivative instruments	10,299,788	(9,150,000)	(1,149,788)
Net cash flow provided by (used in) investing activities	9,466,311	(9,530,443)	(1,573,461)
Cash flow from financing activities:
Proceeds from issuance of debt and borrowings	82,686,044	329,972,445	—
Repayment of debt	(83,131,247)	(341,046,576)	(9,506,436)
Capital contributions	—	34,200,000	—
Capital distribution	(24,250,000)	(23,600,839)	(8,614,978)
Loan related costs	(1,055,424)	(5,038,041)	(178,419)
Net cash flow used in financing activities	(25,750,627)	(5,513,011)	(18,299,833)
Effect of exchange rate changes on cash and cash equivalents	(443,343)	654,234	1,886,758
Net increase (decrease) in cash and cash equivalents	(844,624)	1,370,782	(9,274,417)
Cash and cash equivalents, beginning of year	6,587,593	5,216,811	14,491,228
Cash and cash equivalents, end of year	$5,742,969	$6,587,593	$5,216,811
Supplemental disclosure of cash paid for during the year:
Interest	$8,429,143	$8,505,481	$8,021,813
Income tax	440,216	478,068	10,907
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION AND CONSOLIDATION-The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In addition, management evaluates the Company's relationships with other entities to identify whether they are variable interest entities and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements.
A certain subsidiary uses different fiscal year-end from the Company's fiscal year-end of December 31. Material differences in intercompany transactions and accounts arising from the use of the different fiscal year-ends are adjusted in consolidation.
REPORTING AND FUNCTIONAL CURRENCIES-The reporting and functional currency of the Company is the U.S. dollar. The functional currency of the Company's wholly owned subsidiaries is the Japanese yen. The financial statements of the subsidiaries are translated into U.S. dollars by translating assets and liabilities at the closing exchange rate on the balance sheet date with translation adjustments reported directly in members' equity and income statement items at average exchange rates during the year. Individually material income and expense transactions are translated using the closing exchange rate in effect on the date the transaction is recognized.
USE OF ESTIMATES-The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of rental property, valuation of derivative financial instruments, recoverability of deferred tax assets, income tax uncertainties and other contingencies.
REVENUE RECOGNITION-Rental income from residents is recognized on a straight-line basis over the noncancelable lease term, including any rent free months, which typically is two years. Although the rental agreements are cancelable, by tenant, on one-month notice, the rental agreements contain an early termination penalty such that the Company believes that continuation of the rental agreement appears, at inception, reasonably assured. Upfront payments received, such as “key money” are deferred and recognized over the expected lease period.
CASH AND CASH EQUIVALENTS-Cash and cash equivalents consist of cash and all highly liquid investments purchased with initial maturities of three months or less. The Company maintains cash balances in excess of governmentally insured limits of 10 million yen that is equivalent to $116,000 as of December 31, 2012. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality.
RESTRICTED CASH-Restricted cash consist of cash and cash equivalents that are restricted as to withdrawal or usage under the terms of certain contractual agreements, and therefore are not included in cash and cash equivalents for purposes of the consolidated balance sheets and statements of cash flows.
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

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

As of December 31, 2012, these trusts held cash of $ 14,448,675 that are restricted and not available for the KIWI Entities' withdrawal or usage. These restricted cash will be available for their withdrawal or usage gradually over a period not exceeding three months. In addition, as of December 31, 2012, the restricted cash accounts maintained with certain banks had a balance of $6,839,862. Surpluses, if any, arising after meeting the debt and borrowings obligations will be made available for the KIWI Entities' withdrawal or usage.
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
RENTAL PROPERTY-Land, building and structures, and machinery and equipment are carried at cost. Major maintenance and improvements are capitalized and minor replacements, maintenance and repairs are charged to current operations in the periods incurred. Depreciation is computed on the straight-line method over the following estimated useful lives of the assets:

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
During 2012, 2011 and 2010, management performed impairment analysis on several properties due to deemed triggering events. Based on management's analysis, including assumptions about the length of the holding period until disposed, the estimated selling price and the current projected operating performance of the properties, management has concluded that no impairment of rental property existed for the years ended December 31, 2012, 2011 and 2010.
INCOME TAXES-Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. As of December 31, 2012 and 2011, management of the Company believes there are no uncertain tax positions that would have a material impact on the Company's financial position or results of operations. Management of the Company does not expect material changes in uncertain tax positions within next twelve months. As of December 31, 2012, the tax years 2006 through 2012 remain open for potential tax examination. The interest and penalties of back taxes arising from tax examinations are recognized as income tax expense.
FAIR VALUE MEASUREMENTS-The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
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
DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES-The Company recognizes all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated in hedging relationships, changes in the fair value are recognized in accumulated other comprehensive income, to the extent the derivative is effective at offsetting the changes in the item being hedged until the hedged item affects earnings.
For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. Management also formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in cash flows of hedged transactions. For derivative instruments that are designated and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction effects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings
The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, the cash flow hedge is designated because a forecasted transaction is not probable of occurring, or management determines to remove the designation of the cash flow hedge.
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

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

CHANGE IN ACCOUNTING POLICY -The Company moved the fiscal year end of one subsidiary, KIWI 2 from September 30 to December 31 to align its closing date to the Group and improve the quality of the consolidated financial information, effective from the year ended December 31, 2012. This change was not material to the previously reported periods as well as the year ended December 31, 2012, therefore the Company has not adjusted those prior period consolidated financial statements. Accordingly, the results of the subsidiary for the fiscal period ended December 31, 2012 reflect 15 months' results.
RECENTLY ISSUED ACCOUNTING STANDARDS- In May 2011, the Financial Accounting Standards Board (''FASB'') issued Accounting Standards Update No. 2011-4, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (''ASU 2011-4''). The amendments in this update result in additional fair value measurement and disclosure requirements within U.S. GAAP and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The adoption of ASU 2011-4 on January 1, 2012 did not have an impact on the Company's consolidated financial position or results of operations. The Company has disclosed in the notes to the consolidated financial statements whether the fair value measurements are Level 1, 2 or 3.
In June 2011, the FASB issued Accounting Standards Update No. 2011-5, Presentation of Comprehensive Income. The amendments require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. In December 2011, the FASB deferred portions of this update in its issuance of Accounting Standards Update No. 2011-12. The Company has elected the two-statement approach and the required consolidated financial statements are presented herein.
CORRECTION OF IMMATERIAL ERRORS-The 2011 and 2010 consolidated financial statements have been restated to correct certain tax and income tax errors which were identified during the year ended December 31, 2012. As a result of these corrections certain immaterial prior period adjustments were recorded. The effect of these prior period adjustments on total consolidated assets and consolidated members' equity was a reduction of $206,055 as of December 31, 2011. The prior period adjustments had no effect on previously reported consolidated revenues and increased the consolidated net loss by $144,421 and $159,155 for the years ended December 31, 2011 and 2010, respectively. Consolidated comprehensive income was also reduced by $136,637 and $159,645 for the years ended December 31, 2011 and 2010, respectively.
NOTE 3—EXTINGUISHMENT OF DEBT
The Company negotiated a discounted settlement of a note payable to Morgan Stanley due in August 2010 in the amount of $114,628,821. The debt extinguishment gains are included in non-operating income in the consolidated statements of operations and comprehensive income.
NOTE 4—RENTAL PROPERTY
The composition of rental property consisted of the following as of December 31:

	December 31,
	2012	2011
Land	$302,951,197	$328,228,600
Buildings and structures	315,905,453	341,390,599
Machinery and equipment and other	5,093,365	5,393,335
Less accumulated depreciation	(56,310,309)	(47,696,206)
Rental property, net	$567,639,706	$627,316,328
 Depreciation and amortization expense for rental property for the years ended December 31, 2012, 2011 and 2010 were $12,789,085, $11,600,073 and $11,115,370, respectively.
NOTE 5—FAIR VALUE MEASUREMENTS
The Company has financial instruments that are measured at fair value on a recurring basis. The carrying values of the Company's short-term items such as cash and cash equivalents, restricted cash, accounts receivable, other assets, accounts payable and accrued expenses, refundable tenant deposits and other liabilities approximate fair value. The fair value of the Company's

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

long-term debt is calculated based on the discount cash flows using risk rates currently available for debt with similar terms and remaining maturities.
The carrying amounts and related estimated fair values of long-term debt as of December 31, 2012 and 2011 as follows:

	December 31,
	2012		2011
	Carrying amount	Fair value	Carrying amount	Fair value
Debt and borrowing contract	$316,422,361	$320,381,100	$343,170,004	$345,145,872
The Company previously used interest rate cap instruments to manage fluctuations in interest rates and terminated all the contracts during fiscal year ended December 31, 2012. On September 3, 2010, in order to manage currency fluctuations between the Company's functional currency (U.S. dollar) and its wholly-owned subsidiaries' functional currency (Japanese yen), the Company entered into a forward foreign currency contract to hedge a portion of its net investment in its wholly owned subsidiaries. On April 22, 2011, the Company increased the hedge portion by entering into an additional forward foreign currency contract.
The Company's interest rate caps were valued based on the net present value of expected future cash flows as determined by the counter-party and the forward foreign currency contract is valued based on the difference between the contract rate and the forward rate at maturity of the yen applied to the notional value in yen discounted at a market rate for similar risks. The Company has determined that based on an evaluation of the significance of each of the inputs used to value these instruments that they are considered level 2 in their entirety.
The fair values of derivative instruments held as of December 31, 2012 and 2011:

	Asset derivatives
	2012			2011
	B/S Location	Fair value		B/S Location	Fair value
Forward foreign exchange contract	Derivative assets	$10,809,277	Interest rate contracts	Other assets	$181,050

	Liability derivatives
	2011
	B/S Location	Fair value
Forward foreign exchange contract	Derivative liability	$15,447,884
As of December 31, 2012 the forward foreign exchange contract outstanding was:

Counterparty	Currency	Buy/Sell	Settlement Date	In Exchange For	Fair value	Unrealized Gain (Loss)
Deutsche Bank	15 billion yen	Sell	4/28/2014	$185.4 million	$10,809,277	$10,809,277
As of December 31, 2011 the forward foreign exchange contract outstanding was:

Counterparty	Currency	Buy/Sell	Settlement Date	In Exchange For	Fair value	Unrealized Gain (Loss)
Deutsche Bank	15 billion yen	Sell	4/28/2014	$185.4 million	$(15,447,884)	$(15,447,884)

The Company's gains (loss) of $10,809,277 and $(15,447,884) on the forward foreign currency contract is included in other comprehensive income (loss) in the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2012 and 2011, respectively as the forward foreign currency contract qualifies as a hedging instrument designated in a hedging relationship under ASC Topic 815. The interest rate cap contracts do not qualify as designated hedging instruments under ASC Topic 815 and accordingly, for the gains (losses) on those interest rate cap contracts, the Company recognized

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

$ (178,433), $ 56,502 and $ (272,964) in other non-operating income (expense) in the accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 6—OTHER ASSETS
The composition of other assets consisted of the following as of December 31:

	December 31,
	2012	2011
Deposits for rented office	$279,874	$311,145
Consumption tax receivables	—	9,822
Deferred tax assets	1,439,287	76,697
Deferred loan costs	3,793,495	5,181,166
Derivative assets	—	181,050
Cash collateral placed for derivatives	—	10,299,788
Other	1,804,632	2,003,225
Total	$7,317,288	$18,062,893
NOTE 7—DEBT AND BORROWINGS
Debt and borrowings were incurred in connection with refinancing of rental property currently in use, and includes the following as of December 31:

	2012	2011
Secured bond representing obligations to banks, maturing serially from June 2012 to March 2017 with fixed interest rate of 2.18% per annum	$3,810,567	$—
Secured loan representing obligations to banks, maturing serially from June 2012 to March 2017 with fixed interest rate of 1.58% per annum	80,081,186	—
Secured bond representing obligations to banks, maturing serially from November 2009 to August 2014 with fixed interest rate of 3% per annum	3,898,129	4,984,564
Secured bond representing obligations to banks, maturing serially from August 2011 to December 2014 with interest rate of 3 months TIBOR (rate of 0.34% as of December 31, 2011) plus 2.49% per annum	—	82,654,182
Secured loan representing obligations to banks, maturing serially from April 2013 to March 2016 with fixed interest rate of 2.12% per annum	39,270,040	43,735,529
Secured loan representing obligations to banks, maturing serially from July 2011 to March 2016 with fixed interest rate of 2.24% per annum	57,692,308	65,153,074
Secured loan representing obligations to financial institution, due March 2016 on lump-sum payment with fixed interest rate of 9.82% per annum	2,310,002	2,572,678
Secured loan representing obligations to banks, maturing serially from April 2013 to March 2016 with fixed interest rate of 2.12% per annum	61,215,061	68,175,971
Secured loan representing obligations to banks, maturing serially from July 2013 to July 2016 with fixed interest rate of 1.70% per annum	58,905,059	65,603,293
Secured loan representing obligations to banks, maturing serially from April 2013 to March 2016 with fixed interest rate of 2.12% per annum	9,240,009	10,290,713
Total	$316,422,361	$343,170,004
 As of December 31, 2012, certain rental property, with a net book value of $564,121,281, was pledged as collateral for certain debt obligations.

The aggregate amounts of annual maturities of long-term debt as of December 31, 2012 are as follows:

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Year ending December 31,
2013	$7,078,193
2014	11,844,882
2015	8,524,254
2016	214,361,631
2017	74,613,401
Total	$316,422,361
The debt and borrowing arrangements were entered into by certain of the Company's subsidiaries for the financing of rental property and include certain covenants which the respective subsidiaries are required to be in compliance. Key covenants included ensuring that the respective outstanding loans do not exceed a certain percentage (ranging from 70 percent to 85 percent) of the fair value of the respective rental properties (LTV). In addition, these subsidiaries are required to generate sufficient operating cash flows to meet its loan obligations. This is commonly referred to as debt service coverage ratios (DSCR) and the respective subsidiaries are required to maintain DSCR of at least 1.00 to 1.20 to be in compliance with the loan covenants.
The respective subsidiaries were in compliance with all applicable covenants as of December 31, 2012 and 2011.
NOTE 8—INCOME TAXES
Provision (benefit) for income taxes for the years ended December 31, 2012, 2011 and 2010 consists of the following:

	Year ended December 31,
	2012	2011	2010
Income (loss) before provision for income taxes:
Domestic	$(583,117)	$(154,375)	$327,026
Foreign	2,062,136	(380,466)	(4,170,848)
Total	$1,479,019	$(534,841)	$(3,843,822)

	Year ended December 31,
	2012	2011	2010
Provision (benefit) for income taxes:
Current - Foreign	$502,187	$446,429	$274,586
Deferred - Foreign	(1,504,048)	177,544	526,973
Total	$(1,001,861)	$623,973	$801,559
Other than the income tax obligations in Japan as explained below, the Company has no other foreign tax obligations. For U.S. federal tax purposes, KW Residential, LLC is considered to be a pass-through entity and all applicable U.S. taxes are the responsibility of the members. In addition, most of KIWI Entities are exempt from Japanese income taxes based on a permitted structure under Japanese tax legislation. In order to keep the tax exempt status, KIWI Entities are required to distribute more than 90 per cent of the entity's taxable income in each fiscal period. KIWI Entities have an intention to keep the tax exemption status continuously.  Accordingly, the taxes recorded in these financial statements relate to the income taxes of certain Japanese subsidiaries applicable in Japan and Japanese withholding taxes in respect of distributions made by KIWI Entities to the Company. The Company recognizes deferred tax liabilities and corresponding deferred income tax expenses for Japanese withholding taxes to be charged to the distributions at each year end. Those deferred income taxes expenses are included in “Deferred - Foreign” in the table above.
The significant components of deferred tax assets and liabilities as of December 31 are as follows:

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	December 31,
	2012	2011
Deferred tax assets:
Tax loss carryforwards	$1,323,105	$1,821,928
Accrued enterprise taxes	3,343	19,282
Accrued expenses	26,780	31,914
Depreciation	538,701	614,986
Allowance for paid vacation	34,633	32,349
Key money	17,981	26,514
Other	—	4,557
Gross deferred tax assets	1,944,543	2,551,530
Less: Valuation allowance	—	(1,996,802)
Total deferred tax assets	1,944,543	554,728
Deferred tax liabilities:
Rental property, net	(135,376)	(144,704)
Other assets	(177,341)	(283,652)
Withholding tax	(192,539)	(49,675)
Total deferred tax liabilities	(505,256)	(478,031)
Net deferred tax assets	$1,439,287	$76,697
Management had provided a valuation allowance against deferred tax assets of tax loss carryforward that is resulted from a loss making company in order to reduce tax assets to management's estimate of the amount more likely than not to be realized due to the uncertainty of the timing of realization. During 2012, the Company determined to release $ 1,944,768 of the valuation allowance. This is because the entity's operation turned to be profitable due to the facts that the entity succeeded to obtain favorable terms of its contracts, such as lower interest rate of its borrowings and the discount as to its asset management fee. Management believes it is more likely than not that the deferred tax asset will be realizable.
Income taxes in Japan applicable to the Company are imposed by the national, prefectural and municipal governments, and in the aggregate resulted in a normal effective statutory rate of 40.69% for the years ended December 31, 2012 , 2011 and 2010 .
In Japan, new laws related to corporate taxes were promulgated on December 2, 2011. In the aggregate, the effective statutory rate will be 38.01% for the fiscal years beginning on or after April 1, 2012. From the years beginning on or after April 1, 2015, the effective statutory rate will be further reduced to 35.64%.
As a result of the change in enacted tax rates, the net deferred tax assets decreased by $30,517 and the provision for income tax expense increased by $29,715 for the year ended December 31, 2011.
A reconciliation of the effective income tax rate reflected in the accompanying consolidated statements of operations to the combined normal effective statutory tax rate for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year ended December 31,
	2012	2011	2010
Normal statutory tax (benefit) rate	(40.69)%	(40.69)%	(40.69)%
Nondeductible expenses	25.15	43.56	7.99
Gains and losses on tax exempted entities	(7.58)	29.35	38.35
Change in valuation allowances	(131.49)	72.38	14.96
Withholding tax	13.02	9.29	1.32
Earnings taxed at different rate and effect of tax rate change	(8.33)	5.56	—
Others, net	0.8	(2.79)	(1.08)
Effective income tax rate	67.74%	116.66%	20.85%

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

As of December 31, 2012, the Company had tax loss carryforwards of $3,413,724. Such carryforwards, if not utilized, are scheduled to expire as follows:

2017	$199,630
2018	1,651,339
2019	1,127,739
2020	435,016
Total	$3,413,724
NOTE 9—LEASE
The Company leases its headquarters and company residences under a cancelable operating contract with 180 days' notice. Rent expense was $295,723, $335,592 and $300,092 for the years ended December 31, 2012, 2011 and 2010, respectively. Aggregated monthly lease costs for 2012 were $24,644.
NOTE 10—RELATED PARTY TRANSACTIONS
    In 2012, 2011 and 2010, Kennedy-Wilson Holdings, Inc. was paid $500,000, $751,503 and $599,161 for consultant services, respectively. For 2010, Kennedy-Wilson Holdings, Inc. was paid $221,590 for payroll services.
NOTE 11—SUBSEQUENT EVENTS
      During January 2013, the Company settled its derivative asset that was used for hedging instruments. The book value of the settled derivative asset amounted to $10,809,277 as of December 31,2012 (note 5) and collected $17,431,312 from Deutsche Bank.
Management has evaluated all subsequent events through March 29, 2013, the date that the financial statements are available for issuance.

Independent Auditors' Report
The Partners
KW Property Fund III, L.P. and KW Property Fund III (QP-A), L.P.:

We have audited the accompanying combined statements of operations, partners' capital and cash flows of KW Property Fund III, L.P. and KW Property Fund III (QP-A), L.P. for the year ended December 31, 2010. These combined financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows of KW Property Fund III, L.P. and KW Property Fund III (QP-A), L.P. for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying combined statement of financial condition of KW Property Fund III, L.P. and KW Property Fund III (QP-A), L.P., as of December 31, 2012 and 2011 including the combined schedule of investments, as of December 31, 2012 and 2011 and the related combined statements of operations, partners' capital and cash flows for each of the two-year period ended December 31, 2012, were not audited by us, and accordingly, we do not express an opinion on them.

/s/ KPMG LLP

Los Angeles, California
March 11, 2011

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP-A), L.P.
Combined Statements of Financial Condition

	December 31,
	2012	2011
	(Unaudited)	(Unaudited)
Assets
Investments at fair value (cost $96,557,828 (unaudited) in 2012 and $105,952,148 (unaudited) in 2011)	$127,346,319	$135,821,252
Cash and cash equivalents	3,644,217	88,397
Due from limited partners	246,665	246,665
Accounts receivable	27,009	44,480
Prepaid expenses	349,688	440,343
Total assets	$131,613,898	$136,641,137
Liabilities and partners' capital
Liabilities
Accounts payable and accrued expenses	$84,779	$—
Due to General Partner	2,062,244	2,062,244
Total liabilities	2,147,023	2,062,244
Partners' capital
Limited partners	111,496,492	113,929,918
General Partner and Special Limited Partner	17,970,383	20,648,975
Total partners’ capital	129,466,875	134,578,893
Total liabilities and partners’ capital	$131,613,898	$136,641,137
See accompanying notes to combined financial statements.

KW PROPERTY FUND III (QP-A), L.P.
Combined Statements of Investments
(Unaudited)
December 31, 2012

Ownership interest	Security description	Percentage of total investments	Cost	Fair value
	Interests in real estate assets:
100.00%	KW Pinole, LLC, a single-purpose entity holding a fee simple interest in a 147-unit multifamily project located in Pinole, California	4.73%	$5,900,269	$6,021,346
100.00	KW Davis, LLC, a single-purpose entity holding a fee simple interest in a 240-unit multifamily project located in Davis, California	10.43	10,786,107	13,282,930
100.00	KW Napa, LLC, a single-purpose entity that held a fee simple interest in a 66-unit multifamily project located in Napa, California (The property was sold in December 2012, and the entity is in the process of winding down)	0.04	47,092	47,092
100.00	Plum Canyon Investments, LLC, a single-purpose entity initially holding a fee simple interest in 56 undeveloped lots located in Lancaster, California.	2.55	2,174,138	3,251,447
100.00	Cypress Pointe Investments, LLC, a single-purpose entity holding a fee simple interest in 163 undeveloped lots located in Victorville, California	3.13	4,020,673	3,987,166
100.00	KW Kiahuna, LLC, a single-purpose entity holding a fee simple interest in 6 finished homes and 63 undeveloped lots located on the island of Kauai in Hawaii	9.45	8,869,706	12,036,273
100.00	KW Federal Way, LLC, a single-purpose entity holding a fee simple interest in a 518-unit multifamily project located in Federal Way, Washington	10.89	4,332,092	13,872,362
50.00	KW Funds-303 North Glenoaks, LLC, a single-purpose entity holding a fee simple interest in a 10-story, 176,480-square-foot office building and adjacent 6-story garage located in Burbank, California	7.79	9,694,720	9,924,859
50.00	KW Funds-333 North Glenoaks, LLC, a single-purpose entity holding a fee simple interest in a 6-story, 86,703-square-foot office building located in Burbank, California	4.40	5,446,507	5,601,354
50.00	KW Funds-Burbank Executive, LLC, a single-purpose entity holding a fee simple interest in a 6-story, 63,899-square-foot office building located in Burbank, California	1.36	1,756,112	1,726,202
14.29	KW Funds-6100 Wilshire, LLC, a single-purpose entity holding a fee simple interest in a 16-story, 213,961-square-foot office building located in Beverly Hills, California	2.54	4,830,441	3,238,216
25.43	Bay Fund Opportunity, LLC, an entity holding interests in two single-purpose entities each holding fee simple interests in two multifamily condominium projects with 484 units located in Richmond, California	13.12	9,027,167	16,709,337
50.00	Fairways 340, LLC, a single-purpose entity holding a fee simple interest in a 209-unit multifamily project located in Walnut Creek, California	10.77	11,304,184	13,709,450
20.00	SJ Real Estate Partners, LLC, a single-purpose entity that held a fee simple interest in a 23-story residential tower with 213 units and 11,000 square feet of retail space located in San Jose, California (The property was sold in April 2012, and the entity is in the process of winding down).	0.01	14,461	14,461
20.00	KW Petaluma Investors, LLC, a single-purpose entity holding a fee simple interest in a 492-unit multifamily project located in Petaluma, California	5.31	4,656,331	6,757,806
32.00	KW Club Palisades, LLC, a single-purpose entity holding a fee simple interest in a 750-unit multifamily project located in Federal Way, Washington	8.96	8,202,170	11,410,475
	Interests in notes:
45.08	KW Kona Investors, LLC, an entity holding a $25,000,000 junior participation in a loan secured by a resort in Kona, Hawaii. This interest was acquired for $19,699,998, earns interest at a rate of LIBOR + 1.50% and matures on May 9, 2013	4.52	5,495,658	5,755,543
	Total investments	100.00%	$96,557,828	$127,346,319
See accompanying notes to combined financial statements

KW PROPERTY FUND III (QP-A), L.P.
Combined Statements of Investments
(Unaudited)
December 31, 2011

Ownership interest	Security description	Percentage of total investments	Cost	Fair value
	Interests in real estate assets:
100.00%	KW Pinole, LLC, a single-purpose entity holding a fee simple interest in a 147-unit multifamily project located in Pinole, California	5.38%	$5,750,269	$7,305,925
100.00	KW Davis, LLC, a single-purpose entity holding a fee simple interest in a 240-unit multifamily project located in Davis, California	9.44	10,786,107	12,823,168
100.00	KW Napa, LLC, a single-purpose entity holding a fee simple interest in a 66-unit multifamily project located in Napa, California	3.02	2,566,053	4,103,420
100.00	Plum Canyon Investments, LLC, a single-purpose entity initially holding a fee simple interest in 56 undeveloped lots located in Lancaster, California.	2.28	2,076,265	3,100,162
100.00	Cypress Pointe Investments, LLC, a single-purpose entity holding a fee simple interest in 163 undeveloped lots located in Victorville, California	2.80	3,803,377	3,797,813
100.00	KW Kiahuna, LLC, a single-purpose entity holding a fee simple interest 63 undeveloped lots located on the island of Kauai in Hawaii	8.14	8,627,677	11,057,534
100.00	KW Federal Way, LLC, a single-purpose entity holding a fee simple interest in a 518-unit multifamily project located in Federal Way, Washington	12.34	4,332,092	16,759,466
50.00	KW Funds-303 North Glenoaks, LLC, a single-purpose entity holding a fee simple interest in a 10-story, 176,480-square-foot office building and adjacent 6-story garage located in Burbank, California	6.64	9,694,720	9,024,870
50.00	KW Funds-333 North Glenoaks, LLC, a single-purpose entity holding a fee simple interest in a 6-story, 86,703-square-foot office building located in Burbank, California	3.64	5,446,507	4,945,943
50.00	KW Funds-Burbank Executive, LLC, a single-purpose entity holding a fee simple interest in a 6-story, 63,899-square-foot office building located in Burbank, California	1.56	1,756,112	2,114,499
14.29	KW Funds-6100 Wilshire, LLC, a single-purpose entity holding a fee simple interest in a 16-story, 213,961-square-foot office building located in Beverly Hills, California	1.49	4,755,112	2,022,538
25.43	Bay Fund Opportunity, LLC, an entity holding interests in two single-purpose entities each holding fee simple interests in two multifamily condominium projects with 484 units located in Richmond, California	11.19	9,027,167	15,196,879
50.00	Fairways 340, LLC, a single-purpose entity holding a fee simple interest in a 209-unit multifamily project located in Walnut Creek, California	8.98	11,304,184	12,185,417
20.00	SJ Real Estate Partners, LLC, a single-purpose entity holding a fee simple interest in a 23-story residential tower with 213 units and 11,000 square feet of retail space located in San Jose, California	7.33	7,959,793	9,961,334
20.00	KW Petaluma Investors, LLC, a single-purpose entity holding a fee simple interest in a 492-unit multifamily project located in Petaluma, California	3.99	4,656,331	5,419,924
32.00	KW Club Palisades, LLC, a single-purpose entity holding a fee simple interest in a 750-unit multifamily project located in Federal Way, Washington	7.83	8,202,170	10,640,937
	Interests in notes:
45.08	KW Kona Investors, LLC, an entity holding a $25,000,000 junior participation in a loan secured by a resort in Kona, Hawaii. This interest was acquired for $19,699,998, earns interest at a rate of LIBOR + 1.50% and matures on May 9, 2012	3.95	5,208,212	5,361,423
	Total investments	100.00%	$105,952,148	$135,821,252
See accompanying notes to combined financial statements

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP-A), L.P.
Combined Statements of Operations

	Year ended December 31,
	2012	2011	2010
	(Unaudited)	(Unaudited)

Investment income:
Dividends	$4,601,380	$4,026,719	$3,325,350
Interest	273,970	583,833	682,862
Total investment income	4,875,350	4,610,552	4,008,212
Expenses:
Management fees - related party	1,645,201	1,658,333	3,554,005
Legal fees	—	—	152,761
Other professional and administrative costs	574,917	409,258	335,975
Interest expense	—	—	193,229
Interest expense - related party	—	—	93,750
Total expenses	2,220,118	2,067,591	4,329,720
Net investment income (loss)	2,655,232	2,542,961	(321,508)
Realized and unrealized gain on investments:
Net realized gain on investments	3,448,198	—	—
Net change in unrealized appreciation on investments	919,387	3,796,169	7,116,258
Net income	$7,022,817	$6,339,130	$6,794,750
See accompanying notes to combined financial statements.

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP-A), L.P.
Combined Statements of Partners' Capital

	General and special limited partner	KW Property Fund III, L.P. limited parters	KW Property Fund III (QP-A), L.P. limited parters	Total
Partners' capital, January1, 2010 (unaudited)	$8,391,018	$40,126,546	$13,884,310	$62,401,874
Capital contributions	8,550,382	—	56,513,045	65,063,427
Capital distributions	—	(4,043,818)	—	(4,043,818)
Net equalization	—	(6,628,385)	6,628,385	—
Net income	3,235,949	965,705	2,593,096	6,794,750
Partners' capital, December 31, 2010	20,177,349	30,420,048	79,618,836	130,216,233
Capital contributions (unaudited)	673,483	1,632,930	4,384,718	6,691,131
Capital distributions (unaudited)	(1,035,510)	(2,071,020)	(5,561,071)	(8,667,601)
Net income (unaudited)	833,653	1,493,949	4,011,528	6,339,130
Partners' capital, December 31, 2011 (unaudited)	20,648,975	31,475,907	82,454,011	134,578,893
Capital contributions (unaudited)	532,665	1,597,985	4,290,887	6,421,537
Capital distributions (unaudited)	(2,567,546)	(4,338,676)	(11,650,150)	(18,556,372)
Net income (unaudited)	(643,711)	2,080,365	5,586,163	7,022,817
Partners' capital, December 31, 2012 (unaudited)	$17,970,383	$30,815,581	$80,680,911	$129,466,875
See accompanying notes to combined financial statements.

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP-A), L.P.
Combined Statements of Cash Flows

	Year ended December 31,
	2012	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$7,022,817	$6,339,130	$6,794,750
Adjustments to reconcile net income to net cash used in operating activities:
Net realized gain on investments	(3,448,198)	—	—
Net change in unrealized appreciation on investments	(919,387)	(3,796,169)	(7,116,258)
Change in assets and liabilities:
Purchases of investments	(1,169,973)	(24,313,709)	(18,446,395)
Purchases of investments - related party	—	—	(10,948,327)
Acquisition fees - related party	—	(326,501)	(412,487)
Proceeds on sale of investments	14,012,491	—	—
Escrows and deposits	—	1,171,372	(1,171,372)
Due from limited partners	—	—	(246,665)
Accounts receivable	17,471	(17,471)	(22,072)
Prepaid expenses	90,655	36,387	(316,941)
Interest payable	—	—	(2,449)
Accounts payable and accrued expenses	84,779	(182,207)	156,794
Due to General Partner	—	(457,757)	1,712,795
Net cash flow provided by (used in) operating activities	15,690,655	(21,546,925)	(30,018,627)
Cash flow from financing activities:
Repayment of note payable	—	—	(8,000,000)
Proceeds from short-term advances	—	—	3,375,000
Capital contributions	6,421,537	6,691,131	61,688,427
Capital distributions	(18,556,372)	(8,667,601)	(4,043,818)
Net cash flow provided by (used in) financing activities	(12,134,835)	(1,976,470)	53,019,609
Net increase (decrease) in cash and cash equivalents	3,555,820	(23,523,395)	23,000,982
Cash and cash equivalents, beginning of year	88,397	23,611,792	610,810
Cash and cash equivalents, end of year	$3,644,217	$88,397	$23,611,792
Supplemental disclosure of cash paid for during the year:
Interest	$—	$—	$289,428
Supplemental disclosure of non-cash financing activities:
Conversion of short-term advances to partners' capital	$—	$—	$3,375,000
See accompanying notes to combined financial statements.

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP-A), L.P.
Notes to Combined Financial Statements
December 31, 2012 (Unaudited), 2011 (Unaudited) and 2010

NOTE 1—ORGANIZATION
KW Property Fund III, L.P. (the L.P. Partnership), a Delaware limited partnership, commenced operations on December 19, 2007. KW Property Fund III (QP-A), L.P. (the QP-A Partnership), a Delaware limited partnership, commenced operations on February 5, 2009 as a separate legal entity from the L.P. Partnership with the sole purpose of coinvesting with the L.P. Partnership (collectively the “Partnerships” or the “Funds”). Upon admission of the limited partners to the QP-A Partnership, the capital accounts of all of the limited partners were equalized such that the limited partners of the QP-A Partnership would have been invested in the Partnerships since the inception of the L.P. Partnership. Together, the L.P. Partnership and QP-A Partnership are referred to as the Partnerships. The general partner of the L.P. Partnership and the QP-A Partnership is Kennedy Wilson Property Services III, L.P., a Delaware limited partnership (the General Partner), and the special limited partner of the L.P. Partnership and the QP-A Partnership is Kennedy Wilson Property Special Equity III, LLC, a Delaware limited liability company (the Special Limited Partner). The limited partnership agreements of the L.P. Partnership and the QP-A Partnership were amended on December 18, 2009 to extend the subscription period from December 19, 2009 to June 30, 2010. The limited partnership agreements of the Partnerships were amended again on July 28, 2010 to extend the subscription period from June 30, 2010 to August 16, 2010 with respect to the admission of certain prospective investors and to permit for corresponding increases in commitments of the General Partner and any limited partner that had previously agreed to increase its commitment at any subsequent closing.
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The financial statements of the Partnerships have been presented on a combined basis because the Partnerships are under common management and are jointly invested in each investment. All intercompany transactions are eliminated in combination. These combined financial statements should be read in conjunction with the partnership agreements.
USE OF ESTIMATES—The preparation of the accompanying combined financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and the reported amounts of revenues and expenses. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the combined financial statements in future periods.
CASH AND CASH EQUIVALENTS—The Partnerships consider their investment in a money market account to be a cash equivalent for purposes of the combined statements of cash flows.
The Partnerships maintain their cash in federally insured banking institutions. The account balances at these institutions periodically exceed the Federal Deposit Insurance Corporation's (FDIC) insurance coverage, and as a result, there is a concentration of credit risk related to amounts in excess of FDIC's insurance coverage. To mitigate this risk, the Partnerships place their cash with quality financial institutions and does not believe there is a significant concentration of credit risk.
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

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP-A), L.P.
Notes to Combined Financial Statements
December 31, 2012 (Unaudited), 2011 (Unaudited) and 2010

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
VALUATION OF INVESTMENTS—The Partnerships' investments in real estate assets are stated at fair value using the income and market approaches. For the Limited Liability Companies (LLC) in which the Partnership has partial interest, the LLC's investments in real estate are also stated at fair value using the income and market approaches. The income approach requires the General Partner to estimate the projected operating cash flows of the real estate on an asset-by-asset basis, apply a capitalization rate to the reversion year's cash flows and discount the cash flows with a risk-adjusted rate for the respective holding periods. The market approach requires the General Partner to identify transactions for similar assets, if any, and apply asset specific adjustments for items such as location, physical condition and other pertinent factors which would impact fair value. The Partnerships' investments in notes are stated at fair value based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the credit risk of the borrower to the current yield of similar fixed income securities.
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
The Partnerships are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement, which could result in the Partnerships recording a tax liability that would reduce net

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP-A), L.P.
Notes to Combined Financial Statements
December 31, 2012 (Unaudited), 2011 (Unaudited) and 2010

assets. Based on their analysis, the Partnerships have determined that there are no tax benefits that would have a material impact on the Partnerships financial position or results of operations. The tax years 2007 (year of inception) through 2011 remain open to examination by the taxing jurisdictions to which the L.P. Partnership is subject. The tax years 2009 (inception) through 2011 are the earliest years open to examination by taxing jurisdictions to which the QP-A Partnership is subject.
NOTE 3—FAIR VALUE OF INVESTMENTS
The following table (unaudited) presents the classification of the Partnerships' fair value measurements as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Investments in real estate assets	$—	$—	$121,590,776	$121,590,776
Investments in notes	—	—	5,755,543	5,755,543
	$—	$—	$127,346,319	$127,346,319
The following (unaudited) table presents changes in Level 3 investments for the year ended December 31, 2012:

	January 1, 2012	Purchases	Sales	Realized gains or (losses)	Unrealized appreciation (depreciation)	Total
Investments in real estate assets	$130,459,829	$882,527	$(14,012,491)	$3,448,198	$812,713	$121,590,776
Investments in notes	5,361,423	287,446	—	—	106,674	5,755,543
	$135,821,252	$1,169,973	$(14,012,491)	$3,448,198	$919,387	$127,346,319
The net change in unrealized appreciation on investments that use Level 3 inputs still held as of December 31, 2012 was $919,387 (unaudited).
The following table (unaudited) presents the classification of the Partnerships fair value measurements as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Investments in real estate assets	$—	$—	$130,459,829	$130,459,829
Investments in notes	—	—	5,361,423	5,361,423
	$—	$—	$135,821,252	$135,821,252

The following table (unaudited) presents changes in Level 3 investments for the year ended December 31, 2011:

	January 1, 2011	Purchases (1)	Sales (1)	Realized gains or (losses)	Unrealized appreciation (depreciation)	Total
Investments in real estate assets	$97,597,889	$29,644,311	$—	$—	$3,217,629	$130,459,829
Investments in notes	9,786,984	—	(5,004,101)	—	578,540	5,361,423
	$107,384,873	$29,644,311	$(5,004,101)	$—	$3,796,169	$135,821,252
—————
(1)    At December 31, 2010, the Funds had an investment in an entity holding a nonperforming loan, which was collateralized by a condominium complex. In March 2011, the investee foreclosed on the loan and took ownership of the real estate. At the time of the foreclosure, the Funds' investment in the loan was $5 million (unaudited), which was reclassified from investments in notes to investments in real estate assets during the period ended December 31, 2011.

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP-A), L.P.
Notes to Combined Financial Statements
December 31, 2012 (Unaudited), 2011 (Unaudited) and 2010

The net change in unrealized appreciation on investments that use Level 3 inputs still held as of December 31, 2011 was $3,796,169 (unaudited).
The following table presents the classification of the Partnerships' fair value measurements as of December 31, 2010:

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
In estimating fair value of investments in real estate assets and notes, the Fund considers significant inputs such as capitalization and discount rates. The table (unaudited) below describes the range of inputs used as of December 31, 2012 and 2011:

	Cap rate		Discount rate
	Min	Max	Min	Max
Multifamily	5.25%	7.00%	7.50%	8.75%
Office	6.25	8.00	7.50	9.00
Land and Condo	N/A	N/A	8.00	12.00
Valuing real estate related assets and indebtedness, the Fund considers significant inputs such as the term of the debt, value of collateral, current loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by the Fund for these types of investments range from 2.25% to 9.30% (unaudited).
The accuracy of estimating fair value for investments utilizing unobservable inputs cannot be determined with precision, cannot be substantiated by comparison to quotes prices in active markets, and may not be realized in a current sale of immediate settlement of the asset or liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including cap rates, discounts rates, liquidity risks, and estimates of future cash flows, could significantly affect the fair value measurement amounts.
NOTE 4—RELATED PARTY TRANSACTIONS
ACQUISITION OF INVESTMENTS—During 2010, the Partnerships acquired the following investments from related parties:
An ownership interest in Fairways 340, LLC was acquired from an affiliate of the General Partner and Special Limited Partner for $9,630,450.

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP-A), L.P.
Notes to Combined Financial Statements
December 31, 2012 (Unaudited), 2011 (Unaudited) and 2010

The remaining ownership interest in KW Federal Way, LLC was acquired from affiliates of the General Partner and Special Limited Partner for $1,317,877.
The acquisition of Cypress was financed in part by a note from the affiliate at the underlying investee company level and was repaid in full by the underlying investee company in 2010.
MANAGEMENT FEE AND REIMBURSEMENTS—The Partnerships shall pay the General Partner a management fee equal to 1.500% per annum of the aggregate commitments of the nonaffiliated partners of which 1.125% is for investment services and 0.375% is for placement fees paid by the General Partner. The Partnerships incurred $1,645,201 (unaudited), $1,658,333 (unaudited), and $3,554,005 of management fees for the years ended December 31, 2012, 2011, and 2010, respectively.
The management fee shall be reduced by any breakup fees, transaction fees, and monitoring fees received by the General Partner or an affiliate of the General Partner. The management fee will also be reduced, in any period, for any organizational expenses that the Partnerships pay in excess of $2 million. If the management fee reduction exceeds the management fee in any period, then any excess shall be carried forward to reduce management fees in future periods. There have been no reductions for the years ended December 31, 2012 (unaudited), 2011 (unaudited), and 2010.
During 2010, certain limited partners entered into separate letter agreements upon their admission to the Partnerships. The letter agreements stipulate that the limited partners shall not be required to make capital contributions for management fees that would be due for the period from inception of the Partnerships through the limited partners' admission until such time as the limited partners have received distributions related to investments made prior to their admission (including preferred return). The accrued and unpaid fees related to these arrangements totaled $1,559,074 (unaudited) as of December 31, 2012 and 2011 and are included in due to General Partner in the accompanying combined statements of financial condition.
In addition, the Partnership paid an affiliate of the General Partner and the Special Limited Partner reimbursements for administrative and accounting work in connection with the annual audits. These reimbursements were $20,000 (unaudited),$20,000 (unaudited) and $20,000 for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively.
ACQUISITION FEES—The Partnerships shall pay the General Partner an acquisition fee with respect to each investment equal to 1% of the nonaffiliated partners' percentage of the total acquisition cost of each investment on the closing of an acquisition. The Partnerships incurred total acquisition fees of $0 (unaudited), $0 (unaudited), and $412,487 during 2012, 2011, and 2010, respectively.
During 2011, certain limited partners entered into separate letter agreements upon their admission to the Partnerships. The letter agreements stipulate that the limited partners shall not be required to make capital contributions for acquisition fees incurred by the Partnerships prior to the limited partners' admission until such time as the limited partners have received distributions related to investments made prior to their admission (including preferred return). The fees related to these arrangements totaled $503,169 (unaudited) as of December 31, 2012 and December 31, 2011 and are included in due to General Partner in the accompanying combined statements of financial condition. The General Partner advanced $503,169 (unaudited) to the Partnerships in order to facilitate the equalization, which was required due to the admission of the new limited partners.
ORGANIZATION EXPENSE—The Partnerships shall reimburse the General Partner for up to $2 million of organizational expense incurred on behalf of the Partnerships. Organization expenses in excess of $2 million will reduce the management fee paid to the General Partner. The Partnerships have incurred organization expenses of $2,000,000 in years prior to 2011, and no reduction in the management fee paid to the General Partner has been required.
NOTE 5—PARTNERS' CAPITAL
CONTRIBUTION—The total committed capital of the L.P. Partnership is $45,000,000 as of December 31, 2012 (unaudited), December 31, 2011 (unaudited) and December 31, 2010, of which 93.32% (unaudited), 88.59% (unaudited) and 83.46% has been called, respectively. The total committed capital of the QP-A Partnership is $80,555,556 as of December 31, 2012 (unaudited), December 31, 2011 (unaudited) and December 31, 2010, of which 94.16% (unaudited), 88.84% (unaudited), and 83.39% has been called, respectively.
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

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP-A), L.P.
Notes to Combined Financial Statements
December 31, 2012 (Unaudited), 2011 (Unaudited) and 2010
DISTRIBUTIONS—Distributions of net cash flow shall initially be made to the partners based on the percentage of their capital contribution to the total capital contributions. The initial amount apportioned to the limited partners shall be distributed to the limited partners and the Special Limited Partner as follows:
i.First, 100% to limited partners until the limited partners have received cumulative distributions equal to the sum of (i) limited partners aggregate investment contributions made with respect to realized investments and (ii) limited partners allocable share of limited partners cost contributions;
ii.Second, 100% to limited partners until the unpaid preferred return (9%) of limited partners is reduced to zero;
iii.Third, either (i) 100% to limited partners or (ii) 50% to the Special Limited Partner and 50% to limited partners, as the case may be, to the extent necessary so that the aggregate distributions to the Special Limited Partner with respect to limited partners equals 20% of the cumulative amount of distributions made to limited partners; and
iv.Thereafter, (i) 20% to the Special Limited Partner and (ii) 80% to limited partners.
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
NOTE 6—NOTE PAYABLE
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
NOTE 7—FINANCIAL HIGHLIGHTS
The Internal Rate of Return (IRR) since inception of the limited partners of the L.P. Partnership, net of all fees and profit allocations to the Special Limited Partner, is 9.64% (unaudited), 10.80% (unaudited), and 15.66% from inception through December 31, 2012, 2011, and 2010, respectively.
The IRR since inception of the limited partner of the QP-A Partnership, net of all fees and profit allocations to the Special Limited Partner is 9.83% (unaudited) , 11.09% (unaudited), and 16.37% from inception through December 31, 2012, 2011, and 2010, respectively.
The IRR was computed based on the actual dates of the cash inflows (capital contributions), outflows (cash distributions), and the ending net assets at the end of the period (residual value) of the limited partners' capital accounts as of December 31, 2012.
The following details certain financial ratios of the Partnerships for the years ended December 31:

KW PROPERTY FUND III, L.P. AND
KW PROPERTY FUND III (QP-A), L.P.
Notes to Combined Financial Statements
December 31, 2012 (Unaudited), 2011 (Unaudited) and 2010

	December 31,
	2012		2011		2010
	L.P. Partnership	QP-A Partnership	L.P. Partnership	QP-A Partnership	L.P. Partnership	QP-A Partnership
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Ratio to average limited partners’ capital:
Net investment income (loss)	3.34%	3.35%	2.37%	2.38%	(0.34)%	(0.35)%
Total expenses	2.79%	2.80%	1.93%	1.94%	4.51%	4.69%
Incentive allocation	(2.38)%	(2.39)%	(0.05)%	(0.05)%	1.77%	1.84%
Total expenses and incentive allocation	0.41%	0.41%	1.88%	1.89%	6.28%	6.53%
The net investment income and total expense ratios (including incentive allocation) are calculated for the limited partners taken as a whole. The computation of such ratios, based on the amount of net investment income, expenses, and incentive allocation assessed to an individual investor, may vary from these ratios based on the timing of capital transactions. The above ratios are computed based upon the weighted average limited partners' capital of the Partnerships as measured at the end of each monthly accounting period for the years ended December 31, 2012, 2011, and 2010.
NOTE 8—SUBSEQUENT EVENTS
Management has evaluated all subsequent events through March 29, 2013 the date that the financial statements are available for issuance.

Independent Auditors' Report
The Managing Members
KW/WDC Portfolio Member LLC and One Carlsbad:
We have audited the combined statements of operations, equity and cash flows of KW/ WDC Portfolio Member LLC (a Delaware limited liability company) and subsidiaries and One Carlsbad for the year ended December 31, 2010. These combined financial statements are the responsibility of management. Our responsibility is to express an opinion on these combined financial statements based on our audit.
We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows of KW/WDC Portfolio Member LLC and subsidiaries and One Carlsbad for the year ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.
The accompanying combined balance sheets of KW/WDC Portfolio Member LLC and subsidiaries and One Carlsbad, as of December 31, 2012 and 2011 and the related statements of operations, members' equity and cash flows for each of the two-year period ended December 31, 2012, were not audited by us, and accordingly, we do not express an opinion on them.

/s/ KPMG LLP

Los Angeles, California
March 10, 2011

KW/WDC Portfolio Member LLC and Subsidiaries
(A Delaware Limited Liability Company)
and One Carlsbad
Combined Balance Sheets

	December 31,
	2012	2011
	(Unaudited)	(Unaudited)
Assets
Real Estate
Land	$20,334,052	$27,186,788
Buildings	62,174,310	82,892,252
Building improvements	3,913,756	4,068,665
Furniture and equipment	39,857	17,995
Total	86,461,975	114,165,700
Accumulated depreciation	(7,118,236)	(6,074,754)
Real Estate, net	$79,343,739	$108,090,946
Cash	332,149	533,632
Repair and replacement reserves held in escrow	2,097,285	2,211,881
Real estate taxes and insurance reserves held in escrow	373,280	427,415
Deferred financing costs, net of accumulated amortization of $424,331 (unaudited) and $367,039 (unaudited), respectively	457,847	732,479
Deferred leasing costs, net of accumulated amortization of $661,610 (unaudited) and $596,226 (unaudited), respectively	175,777	176,660
Accounts receivable	70,668	73,286
Accrued rent	163,892	200,629
Prepaid expenses and other assets	109,238	369,613
Total assets	$83,123,875	$112,816,541
Liabilities and partners' capital
Liabilities
Mortgage loans payable	$60,268,632	$81,530,632
Accounts payable and accrued expenses	664,603	630,903
Security deposits and other liabilities	482,477	662,544
Total liabilities	61,415,712	82,824,079
Partners' capital
Equity	21,708,163	29,992,462
Total liabilities and partners’ capital	$83,123,875	$112,816,541
See accompanying notes to combined financial statements

KW/WDC Portfolio Member LLC and Subsidiaries
(A Delaware Limited Liability Company)
and One Carlsbad
Combined Statements of Operations

	Combined	Combined	Combined	One Carlsbad	Successor	Predecessor
	Year ended December 31,	Year ended December 31,	Year ended December 31,	Year ended December 31,	Period from June 26 to December 31,	Period from January 1 to June 25,
	2012	2011	2010
	(Unaudited)	(Unaudited)
Revenue
Rent	$9,040,565	$11,376,758	$11,960,906	$1,626,181	$5,123,097	$5,211,628
Other income	911,442	1,063,564	974,450	36,827	491,096	446,527
Total revenue	9,952,007	12,440,322	12,935,356	1,663,008	5,614,193	5,658,155
Operating expenses
Property taxes	1,014,411	1,229,763	1,220,748	183,579	398,238	638,931
Utilities	1,006,462	1,218,543	1,133,723	67,165	579,349	487,209
Association fees	14,294	14,447	16,054	16,054	—	—
Repairs and maintenance	1,048,852	1,140,712	1,151,873	225,935	480,259	445,679
Management fees paid to related party	385,275	482,414	496,681	46,871	225,095	224,715
Acquisition fees paid to related party	—	—	442,315	—	442,315	—
General and administrative	898,690	1,091,910	1,119,093	120,071	517,910	481,113
Insurance	296,054	310,985	280,219	27,740	122,204	130,275
Depreciation and amortization	2,148,141	2,606,297	4,461,879	688,460	2,128,829	1,644,590
Interest	3,303,720	3,739,116	5,889,287	631,690	2,359,754	2,897,843
Marketing and promotion	108,825	121,000	153,016	5,917	61,194	85,905
Bad debt expense	20,106	(27,946)	6,235	—	2,983	3,252
Other property operating expenses	200,861	307,579	245,546	—	133,199	112,347
Total operating expenses	10,445,691	12,234,820	16,616,669	2,013,482	7,451,328	7,151,859
Gain on sale of real estate	7,504,022	—	—	—	—	—
Gain on exiting of mortgage loans	—	—	9,091,522	3,500,000	5,591,522	—
Revaluation loss on change in ownership	—	—	(8,386,821)	—	—	(8,386,821)
Net income (loss)	$7,010,338	$205,502	$(2,976,612)	$3,149,526	$3,754,387	$(9,880,525)
See accompanying notes to combined financial statements

KW/WDC Portfolio Member LLC and Subsidiaries
(A Delaware Limited Liability Company)
and One Carlsbad
Combined Statements of Equity

	KW/WDC Portfolio Member LLC	One Carlsbad	Total
Balance, January, 1 2010 (unaudited)	$17,438,864	$1,661,028	$19,099,892
Contributions	—	3,900,000	3,900,000
Distributions	(2,531,306)	—	(2,531,306)
Net loss	(9,880,525)	—	(9,880,525)
Balance, June 25, 2010	5,027,033	5,561,028	10,588,061
Contributions	16,154,513	—	16,154,513
Distributions	(1,850,000)	—	(1,850,000)
Net loss	3,754,387	3,149,526	6,903,913
Balance, December 31, 2010	23,085,933	8,710,554	31,796,487
Contributions (unaudited)	—	212,500	212,500
Distributions (unaudited)	(2,134,527)	(87,500)	(2,222,027)
Net income (loss) (unaudited)	736,861	(531,359)	205,502
Balance, December 31, 2011 (unaudited)	21,688,267	8,304,195	29,992,462
Contributions (unaudited)	—	127,700	127,700
Distributions (unaudited)	(15,422,337)	—	(15,422,337)
Net income (loss) (unaudited)	7,655,156	(644,818)	7,010,338
Balance, December 31, 2012 (unaudited)	$13,921,086	$7,787,077	$21,708,163
See accompanying notes to combined financial statements

KW/WDC Portfolio Member LLC and Subsidiaries
(A Delaware Limited Liability Company)
and One Carlsbad
Combined Statements of Cash Flows

					Successor	Predecessor
	Combined	Combined	Combined	One Carlsbad
	Year ended December 31,	Year ended December 31,	Year ended December 31,	Year ended December 31,	Period from June 26 to December 31,	Period from January 1 to June 25,
	2012	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$7,010,338	$205,502	$(2,976,612)	$3,149,526	$3,754,387	$(9,880,525)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of real estate	(7,504,022)	—	—	—	—	—
Gain on exiting of mortgage loans	—	—	(9,091,522)	(3,500,000)	(5,591,522)	—
Revaluation loss on change in ownership	—	—	8,386,821	—	—	8,386,821
Depreciation and amortization	2,205,433	2,606,297	4,485,763	712,344	2,128,829	1,644,590
Change in assets and liabilities:
Real estate taxes and insurance reserves held in escrow	54,135	(40,342)	159,803	(27,303)	493,575	(306,469)
Accounts receivable	2,618	(32,443)	(32,240)	(8,991)	6,752	(30,001)
Prepaid expenses and other assets	260,375	(80,462)	(6,889)	912	(161,391)	153,590
Accrued rent	36,737	(99,140)	(68,476)	(68,476)	—	—
Accounts payable and accrued expenses	33,700	(187,777)	(79,649)	85,948	(1,338,759)	1,173,162
Security deposits and other liabilities	(180,067)	(36,552)	(2,948)	(16,252)	(26,285)	39,589
Net cash provided by (used in) operating activities	1,919,247	2,335,083	774,051	327,708	(734,414)	1,180,757
Cash flows from investing activities:
Additions to real estate	(830,049)	(2,470,403)	(1,034,004)	(171,000)	(636,483)	(226,521)
Proceeds from sale of real estate	35,215,861	—	—	—	—	—
Deferred leasing costs	(64,501)	(16,391)	(183,378)	(183,378)	—	—
Capital expenditure from repair and replacement reserves held in escrow	114,596	1,148,393	(229,641)	(2,559,952)	17,514	2,312,797
Net cash provided by (used in) investing activities	34,435,907	(1,338,401)	(1,447,023)	(2,914,330)	(618,969)	2,086,276
Cash flows from financing activities:
Payments of mortgage loans payable	(21,262,000)	(13,093)	(13,624,212)	(1,167,734)	(12,456,478)	—
Deferred financing fees	—	(76,142)	(706,762)	(151,000)	(555,762)	—
Contributions from members	127,700	212,500	20,054,513	3,900,000	16,154,513	—
Distributions to members	(15,422,337)	(2,222,027)	(4,381,306)	—	(1,850,000)	(2,531,306)
Net cash provided by (used in) financing activities	(36,556,637)	(2,098,762)	1,342,233	2,581,266	1,292,273	(2,531,306)
Net change in cash	(201,483)	(1,102,080)	669,261	(5,356)	(61,110)	735,727
Cash at beginning of period	533,632	1,635,712	966,451	9,918	1,692,260	956,533
Cash at end of period	$332,149	$533,632	$1,635,712	$4,562	$1,631,150	$1,692,260
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,029,089	$3,693,665	$4,420,620	$—	$—	$—
Supplemental disclosure of noncash investing and financing activities:
Accrued additions to real estate included in accounts payable and accrued expenses	$—	$9,150	$65,780	$—	$—	$—
See accompanying notes to combined financial statements

KW/WDC PORTFOLIO MEMBER LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
and ONE CARLSBAD
Notes to Combined Financial Statements
December 31, 2012 (Unaudited), 2011 (Unaudited), and 2010

NOTE 1—ORGANIZATION
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The financial statements of KW/WDC Portfolio Member LLC and One Carlsbad (the Entities) have been presented on a combined basis because the Entities are under common management. All intercompany transactions have been eliminated in combination.
PRINCIPLES OF COMBINATION AND CONSOLIDATION—The combined financial statements include the consolidated accounts of the Company with its wholly owned subsidiaries and One Carlsbad.
The Portfolio indirectly owns its real estate through the following wholly owned subsidiaries:
KW/WDC BEAVERTON, LLC-KW/WDC Beaverton LLC (Beaverton) was formed on March 17, 2006, with the Portfolio as the sole member. Beaverton acquired the real property known as the Villas at Arbor Creek Apartments, a 440-unit apartment

KW/WDC PORTFOLIO MEMBER LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
and ONE CARLSBAD
Notes to Combined Financial Statements
December 31, 2012 (Unaudited), 2011 (Unaudited), and 2010

complex located in Beaverton, Oregon. On April 16th, 2012 Beaverton was sold for $35,500,000 (unaudited). Net proceeds from the sale were $13,952,337 (unaudited) which were deposited with a third party accommodator for purpose of a 1031 exchange. The 1031 exchange did not materialize and all of the proceeds from the sale were sent to the Company's two members. The JV's basis in the asset was approximately $28,000,000 (unaudited). The JV realized and recognized $7,504,021 (unaudited) of gain from the sale. KW's share of the gain is half given its 50% ownership and straightforward cash distribution provisions.
KW/WDC SACRAMENTO, LLC-KW/WDC Sacramento LLC (Sacramento) was formed on March 16, 2006, with the Portfolio as sole member. Sacramento acquired the real property known as the Shorepark Apartments, a 393-unit apartment complex located in Sacramento, California.
KW/WDC VALLEJO, LLC-KW/WDC Vallejo LLC (Vallejo) was formed on March 16, 2006, with the Portfolio as sole member. Vallejo acquired the real property known, as the Bay Village Apartments, a 260-unit apartment complex located in Vallejo, California.
Each of the above entities shall exist until December 31, 2056, unless terminated sooner pursuant to the limited liability company agreement or by operation of law.
REAL ESTATE-The three apartment complexes, discussed above that were still owned at December 31, 2011, were all acquired in March 2006 for a combined acquisition cost of $117,986,938, including capitalized acquisition costs of $1,935,638. As a result of the push down accounting described in the transaction above, the fair value of the real estate and related intangible assets was adjusted to $93,465,482 at the time of the transaction on June 25, 2010.
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
IMPAIRMENT OF LONG LIVED ASSETS-Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Impairment of Long-Lived Assets ASC Subtopic 360-10. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.
CASH-The Entities maintains their cash in federally insured banking institutions. The account balances at these institutions periodically exceed the Federal Deposit Insurance Corporation's (FDIC) insurance coverage and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. To mitigate this risk, the Entities place their cash with quality financial institutions.

KW/WDC PORTFOLIO MEMBER LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
and ONE CARLSBAD
Notes to Combined Financial Statements
December 31, 2012 (Unaudited), 2011 (Unaudited), and 2010

REPAIR AND REPLACEMENT RESERVES AND REAL ESTATE TAXES AND INSURANCE HELD IN ESCROW-Deposits in escrow are typically funds held by a mortgage lender that are restricted in use for payment of real estate taxes, property insurance, and certain capital expenditures. Funds in tax and insurance escrows are used to pay real estate taxes and insurance premiums directly to the taxing authorities and insurance agencies, respectively. Funds in capital expenditure escrows are generally disbursed as reimbursement to the borrower upon submission of satisfactory evidence that the related capital expenditures are incurred as anticipated. These escrow deposits are refundable to the borrower upon repayment of the mortgage loan.
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
DEFERRED FINANCING AND LEASING COSTS-Costs incurred in obtaining the mortgage loans are capitalized and amortized over the term of the mortgage loans on a straight-line basis, which approximates the effective-interest method. Amortization of the deferred financing costs were $234,071 (unaudited), $112,941 (unaudited) and $18,713 for the years ended December 31, 2012, 2011, and 2010, respectively, and is included in interest expense in the accompanying combined statements of operations. Costs incurred in securing leases are capitalized as deferred leasing costs and amortized over the life of the related lease.
INCOME TAXES-No provision has been made in the accompanying consolidated financial statements for federal or state income taxes, as any such taxes related to the revenues and expenses of the Entities are the responsibility of the members/partners.
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
REVENUE RECOGNITION-Residential leases are for one year or less and revenue is recognized as earned. The lease amount for residential leases is fixed over the term of the lease and as such earned revenue approximates straight line revenue.
Office leases are typically entered into for a period of 5 years. Rental revenue related to office properties is recognized on the straight-line basis over the terms of the leases.
USE OF ESTIMATES-The preparation of the accompanying combined financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and reported amounts of revenues and expenses. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
NOTE 3—MORTGAGE LOANS PAYABLE
SACRAMENTO-On June 1, 2006, Sacramento refinanced their mortgage loan with Wachovia for a total amount of $38,800,000 (the Sacramento Loan). The Sacramento Loan accrued interest at a fixed rate of 6.30% and required monthly interest-only payments until the loan was settled at a discount on September 29, 2010. At the time of the settlement, the loan had an outstanding balance of $41,067,860 including principal and accrued interest. The loan was settled for $34,000,000 in cash,$1,476,338 in retained escrow funds resulting on a gain of $5,591,522. This gain is included in the gain on exiting of mortgage loans in the accompanying combined statement of operations.
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

KW/WDC PORTFOLIO MEMBER LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
and ONE CARLSBAD
Notes to Combined Financial Statements
December 31, 2012 (Unaudited), 2011 (Unaudited), and 2010

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
VALLEJO-On June 1, 2006, Vallejo refinanced their mortgage loan with Wachovia for a total amount of $24,500,000 (unaudited) (the Vallejo Loan).The Loan accrued interest at a fixed rate of 6.30% and required monthly interest-only payments until the loan was settled on September 29, 2010.
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
ONE CARLSBAD-Carlsbad entered into a loan agreement dated March 23, 2005 with Wachovia Bank, N. A. (Wachovia) for the principal sum of $15,400,000. The note accrued interest at 5.35%, with interest only payments through May 11, 2008, and principal and interest payments of $85,995 thereafter until maturity on April 11, 2010.
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

Future combined principal payments (unaudited) on the mortgage notes payable are as follows for the years ended December 31:

Year	Total
2013	$1,371,281
2014	2,071,987
2015	2,078,807
2016	2,099,743
2017	2,119,175
Thereafter	38,349,007
Total	$48,090,000
NOTE 4—RELATED PARTY TRANSACTIONS

KW/WDC PORTFOLIO MEMBER LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
and ONE CARLSBAD
Notes to Combined Financial Statements
December 31, 2012 (Unaudited), 2011 (Unaudited), and 2010

Commencing October 1, 2006, each Property entered into a management agreement with a third party, FPI Management, Inc. (FPI). In accordance with the management agreement, each Property pays a monthly fee of 4.0% of gross rental revenues as compensation for management services. Per the agreement, 2.25% (decreased from 2.5% in April 2011) and 2.25% is paid to FPI and 1.75% (increased from 1.5% in April 2011) and 0.75% is paid to KW Multi-Family Management Group, Ltd. (KWMF), which is an affiliate of KWP.
Commencing August 15, 2007, Beaverton entered into a management agreement with a third party, HSC Real Estate, Inc. (HSCREI) that replaced the agreement with FPI. In accordance with the management agreement, Beaverton pays a monthly fee of 4% of collected income as compensation for management services. Per the agreement, 3% is paid to HSCREI and 1% is paid to KWMF, which is an affiliate of KWP.
The Portfolio incurred $145,301 (unaudited), $163,236 (unaudited) and $150,406 in property management fees during the years ended December 31, 2012, 2011, and 2010, respectively, that were paid to KWP.
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
Fees earned by KWP or KWP affiliates are as follows for the years ended December 31, 2012, 2011, and 2010:

	Year ended December 31,
	2012	2011	2010
	(Unaudited)	(Unaudited)
Acquisition fees	$—	$—	$442,315
Property management fees	35,310	31,755	46,871
Accounting fees	6,000	6,000	3,503
Leasing commissions	—	—	10,276
Construction supervision fees	7,188	—	4,563
Maintenance fees	—	—	1,500
Total	$48,498	$37,755	$509,028
The construction supervision fees and leasing fees are capitalized to tenant improvements and deferred leasing costs, respectively.
NOTE 5—LEASE ARRANGEMENTS
The following is a schedule of future minimum rents to be received under noncancelable operating leases for One Carlsbad as of December 31, 2012 (unaudited):

2013	$868,031
2014	728,093
2015	600,232
2016	221,764
2017	203,472
Thereafter	67,087
Total	$2,688,679
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

KW/WDC PORTFOLIO MEMBER LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
and ONE CARLSBAD
Notes to Combined Financial Statements
December 31, 2012 (Unaudited), 2011 (Unaudited), and 2010

In addition to base rent, most tenants are assessed monthly for their proportionate share of estimated net increases in property operating costs and real property taxes. Such expense reimbursements are typically amounts in excess of the tenant's share of expenses attributable to a base year stipulated in the lease.
Leases related to the multifamily investments do not exceed twelve months.
NOTE 6—SUBSEQUENT EVENTS
Management has evaluated all subsequent events through March 29, 2013 the date that the financial statements are available for issuance.

Independent Auditors' Report
The Members
SJ Real Estate Investors, LLC and subsidiaries:

We have audited the accompanying consolidated balance sheet of SJ Real Estate Investors, LLC (a Delaware limited liability company) and subsidiaries (the Company) as of December 31, 2011, and the related consolidated statements of operations, members' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SJ Real Estate Investors, LLC and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated balance sheet of SJ Real Estate Investors, LLC and subsidiaries as of December 31, 2012, and the related consolidated statements of operations, members' equity and cash flows for the year ended December 31, 2012 and for period October 27, 2010 (inception) through December 31, 2010 were not audited by us, and accordingly, we do not express an opinion on them.

/s/ KPMG LLP

Dallas, Texas
March 9, 2012

SJ REAL ESTATE INVESTORS, LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

	December 31,
	2012	2011
	(Unaudited)
Assets
Real estate
Land	$—	$10,835,200
Buildings and improvements	—	99,960,855
Furniture and equipment	—	1,244,134
Total	—	112,040,189
Accumulated depreciation	—	(1,999,540)
Total real estate, net	—	110,040,649
Cash	48,529	329,194
Deposits in escrow	43,775	1,118,046
Note receivable	—	—
Deferred financing costs, net	—	498,194
Accounts receivable, net	—	7,754
Prepaid expenses and other assets	—	174,595
Total assets	$92,304	$112,168,432
Liabilities and members' equity
Liabilities
Mortgage loan payable	$—	$67,000,000
Accounts payable and accrued expenses	20,000	384,693
Security deposits and other liabilities	—	593,268
Total liabilities	20,000	67,977,961
Commitments and contingencies
Members' equity	72,304	44,190,471
Total liabilities and members' equity	$92,304	$112,168,432
The accompanying notes are an integral part of these consolidated financial statements.

SJ REAL ESTATE INVESTORS, LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
Consolidated Statements of Operations

	December 31,		From October 27 (inception) through December 31,
	2012	2011	2010
	(Unaudited)		(Unaudited)
Revenue
Rental income	$1,758,975	$1,678,068	$—
Other income	136,166	130,329	—
Total revenue	1,895,141	1,808,397	—
Expenses
Real estate taxes	378,033	888,929	—
Property operations	281,923	729,732	—
Management fees	61,534	79,000	—
General and administrative	264,340	639,317	50,497
Depreciation	697,760	1,999,540	—
Interest	2,014,217	5,873,745	1,054,400
Other	221,114	173,324	—
Total expenses	3,918,921	10,383,587	1,104,897
Gain on foreclosure	7,580,613	15,385,558	—
Net income (loss)	$5,556,833	$6,810,368	$(1,104,897)
The accompanying notes are an integral part of these consolidated financial statements.

SJ REAL ESTATE INVESTORS, LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
Consolidated Statements of Members' Equity

Members' equity
Balance, January 1, 2010 (unaudited)	$—
Contributions (unaudited)	29,000,000
Net loss (unaudited)	(1,104,897)
Balance, December 31, 2010 (unaudited)	27,895,103
Contributions	9,485,000
Net income	6,810,368
Balance, December 31, 2011	44,190,471
Contributions (unaudited)	500,000
Distributions (unaudited)	(50,175,000)
Net income (unaudited)	5,556,833
Balance at December 31, 2012 (unaudited)	$72,304
The accompanying notes are an integral part of these consolidated financial statements.

SJ REAL ESTATE INVESTORS, LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Year ended December 31,		From October 27 (inception) through December 31,
	2012	2011	2010
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income (loss)	$5,556,833	$6,810,368	$(1,104,897)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on foreclosure	(7,580,613)	(15,385,558)	—
Loss on revaluation of mortgage loans	—	—	—
Depreciation	697,760	1,999,540	—
Bad debt expense	—	500	—
Amortization of deferred financing costs	529,050	597,960	99,650
Change in assets and liabilities:
Real estate taxes and insurance reserves held in escrow	—	—	—
Accounts receivable	7,754	(8,254)	—
Prepaid expenses and other assets	174,595	(174,595)	—
Accounts payable and accrued expenses	(364,693)	(509,267)	893,960
Security deposits and other liabilities	(593,268)	593,268	—
Net cash flow provided by (used in) operating activities	(1,572,582)	(6,076,038)	(111,287)
Cash flows from investing activities:
Additions to real estate	—	(5,761,446)	—
Net proceeds from sale of property	116,923,501	—	—
Additions to note receivable	—	—	(90,893,185)
Deferred leasing costs	(30,855)	—	—
Deposits in escrow	1,074,271	(261,188)	(856,858)
Net cash flow provided by (used in) investing activities	117,966,917	(6,022,634)	(91,750,043)
Cash flow from financing activities:
Borrowings under mortgage loan payable	—	—	67,000,000
Payments of mortgage loan payable	(67,000,000)	—	—
Deferred financing costs	—	—	(1,195,804)
Contributions from members	500,000	9,485,000	29,000,000
Distributions to members	(50,175,000)	—	—
Net cash flow (used in) provided by financing activities	(116,675,000)	9,485,000	94,804,196
Net (decrease) increase in cash	(280,665)	(2,613,672)	2,942,866
Cash at beginning of period	329,194	2,942,866	—
Cash at end of period	$48,529	$329,194	$2,942,866
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,889,028	$5,391,174	$435,500
Supplemental disclosure of noncash investing and financing activities:
During the year ended December 31, 2011, Notes Receivable of $90,893,185 were exchanged for property with fair value of $108,712,000 via foreclosure.
The accompanying notes are an integral part of these consolidated financial statements.

SJ REAL ESTATE INVESTORS, LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2012 (Unaudited), 2011 and 2010 (Unaudited)

NOTE 1—ORGANIZATION
SJ Real Estate Investors, LLC, a Delaware limited liability company (the Company) was formed on October 27, 2010 (inception). The primary purpose of the Company is to invest in SJ Real Estate Manager, LLC, a Delaware limited liability company and wholly owned subsidiary, which in turn shall invest in SJ Real Estate Partners, LLC, a Delaware limited liability company (SJ Real Estate Partners), with improvements located theron, at 360 South Market Street, San Jose, California as 360 Residences (the Property). The Company obtained a bridge loan in an amount equal to $67,000,000 from German America Capital Corporation (the Loan), bearing interest at LIBOR plus varying spreads, with monthly interest-only payments due until maturity November 5, 2012 and purchased a promissory note in the principal amount of $124,232,587 (the Property Note), as well as related loan and security documents. The Property consists of 213 condominium units and 11,000 square feet of street level retail space.
The Company has four members: (1) K-W Properties, a California corporation (KWP), (2) KWF Real Estate Venture II, L.P., a Delaware limited partnership, (3) LF 360 Market LLC, a Delaware limited liability company, and (4) KW Funds - San Jose 1, LLC, a Delaware limited liability company (the Members).
The Members' Percentage Interests, as defined, in the Company at December 31, 2012 were as follows:

(Unaudited)
Member	Percentage Interest
KWP	15%
KWF Real Estate Venture II, L.P.	50%
LF 360 Market LLC	15%
KW Funds - San Jose 1, LLC	20%
Total	100%
The limited liability companies (LLCs) within the accompanying consolidated financial statements will continue in existence until dissolved in accordance with the provisions of their operating agreements and are funded through the equity contributions of their members. As LLCs, except as may otherwise be provided under applicable law, no member shall be bound by, or personally liable for, the expenses, liabilities, or obligations of the individual companies. The members are not obligated to restore capital deficits.
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION-The consolidated financial statements include the accounts of the Company and its subsidiaries for which the Company has a majority voting or controlling financial interest. All significant intercompany items have been eliminated in the accompanying consolidated financial statements. The Company has no involvement with variable interest entities.
REAL ESTATE-On March 25, 2011, SJ Real Estate Partners, LLC foreclosed on the note receivable resulting in the ownership of the underlying real estate that had been used as collateral for the loan. The investee has no further recourse against the borrower. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 310-30-40-40-2, Loans and Debt Securities Acquired with Deteriorated Credit Quality, when a loan reverts to real estate, it should be recorded at fair value, and a gain or loss recorded on the conversion date when there is a difference between the book value of the loan and the fair value of the collateral. Using a discounted cash flow model, management determined that the fair value of the real estate at March 28, 2011 was $108,712,000. After costs to foreclose were considered, a gain of $15,385,558 was recorded for the real estate.
The fair value of real estate acquired was allocated to the acquired tangible assets, consisting primarily of land and building. Since the building was vacant at the time of foreclosure, no value was given to intangible assets.

SJ REAL ESTATE INVESTORS, LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2012 (Unaudited), 2011 and 2010 (Unaudited)

The following supplemental information summarizes the fair value of the assets acquired by the Company:

Real estate Assets
Land	$10,835,200
Buildings and improvements	97,516,800
Furniture and equipment	360,000

Property is depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	10-39 years
Furniture and equipment	7-10 years
CASH —The Company maintains cash in federally insured banking institutions. The account balances at these institutions periodically exceed the Federal Deposit Insurance Corporation's (FDIC) insurance coverage, and as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. To mitigate this risk, the Company places cash with quality financial institutions. The Company had no cash equivalents as of December 31, 2012 or 2011.
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
ACCOUNTS RECEIVABLE—Accounts receivable due from tenants are recorded at the contractual amount as determined by the lease agreements, and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical experience and specific item identification, which is reviewed on a quarterly basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recognized $2,270 (unaudited) and $500 related to bad debt expense during 2012 and 2011, respectively, which is included in general and administrative expense on the consolidated statements of operations.
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
REVENUE RECOGNITION—Residential leases are for one year or less and revenue is recognized as earned. The lease amount for residential leases is fixed over the term of the lease and as such earned revenue approximates straight-line revenue.
SALE OF REAL ESTATE—Sales of real estate are recognized at the close of escrow when title to the real property passes to the buyer and there is no continuing involvement in the real property. The Company follows the requirements for profit recognition as set forth by the Sale of Real Estate ASC Subtopic 360-20. On April 16, 2012, the Property was sold for a gross sales price of $118,000,000 (unaudited) to an unrelated third party for a $7,580,613 gain (unaudited). Upon consummation of the sale, the Loan was repaid in full.
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

SJ REAL ESTATE INVESTORS, LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2012 (Unaudited), 2011 and 2010 (Unaudited)

these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.
NOTE 3—RELATED PARTIES
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
For the year ended December 31, 2012, the Company incurred $20,406 (unaudited), in property management fees which were paid to KWMF.
NOTE 4—COMMITMENTS AND CONTINGENCIES
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Currently, the Company does not have any material commitments or contingencies.
NOTE 5—SUBSEQUENT EVENTS
The Company evaluated subsequent events through March 29, 2013, the date these financial statements were available for issuance.