Form 10-Q
period 2013-03-31
Kennedy-Wilson Holdings, Inc.
filed 2013-05-09
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of common stock outstanding as of May 2, 2013 was 74,117,598.

FORWARD-LOOKING STATEMENTS
Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are necessarily estimates reflecting the judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results. Disclosures that use words such as “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. These risks and uncertainties may include the risks and uncertainties described elsewhere in this report and other filings with the Securities and Exchange Commission (the “SEC”), including the Item 1A. “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2012. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed in our filings with the SEC. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2013	December 31, 2012

Assets
Cash and cash equivalents	$198,448,000	$120,855,000
Short-term investments	10,000,000	10,000,000
Accounts receivable	6,747,000	3,647,000
Accounts receivable — related parties	19,027,000	22,393,000
Notes receivable	19,578,000	136,607,000
Notes receivable — related parties	2,544,000	—
Real estate, net of accumulated depreciation	403,612,000	289,449,000
Investments in joint ventures ($68,360,000 and $68,363,000 carried at fair value as of March 31, 2013 and December 31, 2012, respectively)	575,256,000	543,193,000
Investments in loan pool participations	84,236,000	95,601,000
Other assets	42,688,000	38,079,000
Goodwill	23,965,000	23,965,000
Total assets	$1,386,101,000	$1,283,789,000

Liabilities and equity
Liabilities
Accounts payable	$1,114,000	$1,762,000
Accrued expenses and other liabilities	25,425,000	29,417,000
Accrued salaries and benefits	4,664,000	24,981,000
Deferred tax liability	13,931,000	22,671,000
Senior notes payable	409,497,000	409,640,000
Mortgage loans payable	251,135,000	236,538,000
Junior subordinated debentures	40,000,000	40,000,000
Total liabilities	745,766,000	765,009,000

Equity
Cumulative preferred stock, $0.0001 par value: 1,000,000 shares authorized $1,000 per share liquidation preference:
6.00% Series A, 100,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012, mandatorily convertible on May 19, 2015	—	—
6.45% Series B, 32,550 shares issued and outstanding as of March 31, 2013 and December 31, 2012, mandatorily convertible on November 3, 2018	—	—
Common stock, $0.0001 par value, 125,000,000 shares authorized, 73,789,645 and 64,789,646 shares issued and 72,772,598 and 63,772,598 shares outstanding as of March 31, 2013 and December 31, 2012, respectively	7,000	6,000
Additional paid-in capital	653,082,000	512,835,000
Accumulated deficit	(14,636,000)	(5,910,000)
Accumulated other comprehensive income	1,807,000	12,569,000
Common stock held in treasury, at cost, $0.0001 par value, 1,017,048 held at March 31, 2013 and December 31, 2012, respectively	(9,856,000)	(9,856,000)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	630,404,000	509,644,000
Noncontrolling interests	9,931,000	9,136,000
Total equity	640,335,000	518,780,000
Total liabilities and equity	$1,386,101,000	$1,283,789,000
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue
Management and leasing fees	$4,709,000	$3,156,000
Management and leasing fees — related party	7,957,000	5,585,000
Commissions	524,000	666,000
Commissions — related party	392,000	953,000
Sale of real estate	2,418,000	—
Rental income	6,397,000	1,470,000
Total revenue	22,397,000	11,830,000
Operating expenses
Commission and marketing expenses	498,000	965,000
Compensation and related expenses	13,620,000	9,000,000
Cost of real estate sold	1,872,000	—
General and administrative	5,427,000	3,669,000
Depreciation and amortization	3,057,000	937,000
Rental operating expenses	3,103,000	870,000
Total operating expenses	27,577,000	15,441,000
Equity in joint venture (loss) income	(344,000)	5,516,000
Interest income from loan pool participations and notes receivable	2,945,000	538,000
Operating (expense) income	(2,579,000)	2,443,000
Non-operating income (expense)
Interest income	40,000	30,000
Interest income — related party	—	1,087,000
Acquisition-related gain	9,459,000	—
Gain on sale of marketable securities	—	2,931,000
Realized foreign currency exchange loss	—	(112,000)
Interest expense	(11,432,000)	(6,170,000)
(Loss) income from continuing operations before benefit from income taxes	(4,512,000)	209,000
Benefit from income taxes	1,703,000	1,483,000
(Loss) income from continuing operations	(2,809,000)	1,692,000
Discontinued operations
(Loss) income from discontinued operations, net of income taxes	(3,000)	2,000
Gain (loss) from sale of real estate, net of income taxes	217,000	(212,000)
Net (loss) income	(2,595,000)	1,482,000
Net loss (income) attributable to the noncontrolling interests	999,000	(2,798,000)
Net loss attributable to Kennedy-Wilson Holdings, Inc.	(1,596,000)	(1,316,000)
Preferred dividends and accretion of preferred stock issuance costs	(2,036,000)	(2,036,000)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(3,632,000)	$(3,352,000)
Basic and diluted loss per share attributable to Kennedy-Wilson Holdings, Inc. common shareholders
Continuing operations	$(0.06)	$(0.06)
Discontinued operations, net of income taxes	—	—
Earning per share - basic and diluted (a)	$(0.06)	$(0.07)
Weighted average number of common shares outstanding	61,853,258	51,160,270
Dividends declared per common share	$0.07	$0.05
—————
(a)  EPS amounts may not add due to rounding.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	Three Months Ended March 31,
	2013	2012

Net (loss) income	$(2,595,000)	$1,482,000
Other comprehensive (loss) income, net of tax:
Unrealized gain on marketable securities	—	5,463,000
Unrealized foreign currency translation loss	(14,358,000)	(2,867,000)
Unrealized forward contract, foreign currency gain	3,596,000	3,988,000
Total other comprehensive (loss) income for the period	(10,762,000)	6,584,000

Comprehensive (loss) income	(13,357,000)	8,066,000
Comprehensive loss (income) attributable to noncontrolling interests	999,000	(2,798,000)
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(12,358,000)	$5,268,000

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statement of Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests
	Shares	Amount	Shares	Amount						Total
Balance at December 31, 2012	132,550	$—	63,772,598	$6,000	$512,835,000	$(5,910,000)	$12,569,000	$(9,856,000)	$9,136,000	$518,780,000
Issuance of 9,000,000 shares of common stock	—	—	9,000,000	1,000	133,801,000	—	—	—	—	133,802,000
Stock-based compensation	—	—	—	—	6,435,000	—	—	—	—	6,435,000
Other comprehensive income:
Unrealized foreign currency translation loss, net of tax of $9,575,000	—	—	—	—	—	—	(14,358,000)	—	—	(14,358,000)
Unrealized forward contract foreign currency gain, net of tax of $2,396,000	—	—	—	—	—	—	3,596,000	—	—	3,596,000
Preferred stock dividends	—	—	—	—	—	(2,025,000)	—	—	—	(2,025,000)
Common stock dividends	—	—	—	—	—	(5,094,000)	—	—	—	(5,094,000)
Accretion of preferred stock issuance costs	—	—	—	—	11,000	(11,000)	—	—	—	—
Net loss	—	—	—	—	—	(1,596,000)	—	—	(999,000)	(2,595,000)
Consolidation of noncontrolling interests (Note 4)	—	—	—	—	—	—	—	—	1,812,000	1,812,000
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(18,000)	(18,000)
Balance at March 31, 2013	132,550	$—	72,772,598	$7,000	$653,082,000	$(14,636,000)	$1,807,000	$(9,856,000)	$9,931,000	$640,335,000
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(2,595,000)	$1,482,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net loss (gain) from sale of real estate	(763,000)	212,000
Acquisition-related gain	(9,459,000)	—
Gain from sale of marketable securities	—	(2,931,000)
Depreciation and amortization	3,057,000	937,000
(Benefit from) provision for deferred income taxes	(1,703,000)	(84,000)
Amortization of deferred loan costs	548,000	252,000
Amortization of discount and accretion of premium on issuance of the senior notes and mortgage loan payable	(212,000)	13,000
Equity in joint venture income	344,000	(5,516,000)
Accretion of interest income on loan pool participations and notes receivable	(2,560,000)	(538,000)
Operating distributions from joint ventures	6,116,000	12,749,000
Operating distributions from loan pool participation	2,328,000	1,151,000
Stock-based compensation	1,769,000	871,000
Change in assets and liabilities:
Accounts receivable	(3,042,000)	(421,000)
Accounts receivable—related parties	3,366,000	(3,925,000)
Other assets	(2,044,000)	110,000
Accounts payable	(648,000)	(801,000)
Accrued expenses and other liabilities	(6,416,000)	2,681,000
Accrued salaries and benefits	(15,651,000)	(12,277,000)
Net cash used in operating activities	(27,565,000)	(6,035,000)
Cash flows from investing activities:
Additions to notes receivable	(5,700,000)	(61,000)
Additions to notes receivable—related parties	(2,544,000)	(1,561,000)
Net proceeds from sale of real estate	3,410,000	17,905,000
Purchases of and additions to real estate	(15,607,000)	(15,414,000)
Proceeds from sale of interest in an entity	26,739,000	—
Proceeds from sale of marketable securities	—	21,386,000
Distributions from joint ventures	15,013,000	4,598,000
Contributions to joint ventures	(45,928,000)	(5,318,000)
Distributions from loan pool participations	13,829,000	—
Contributions to loan pool participations	(6,152,000)	—
Net cash (used in) provided by investing activities	(16,940,000)	21,535,000
Cash flows from financing activities:
Borrowings under line of credit	35,000,000	—
Repayment of line of credit	(35,000,000)	—
Repayment of mortgage loans payable	(121,000)	—
Debt issue costs	(356,000)	—
Issuance of common stock	133,802,000	—
Repurchase of common stock	—	(41,000)
Dividends paid	(7,119,000)	(4,098,000)
Distributions to noncontrolling interests	(18,000)	(4,931,000)
Net cash provided by (used in) financing activities	126,188,000	(9,070,000)
Effect of currency exchange rate changes on cash and cash equivalents	(4,090,000)	(39,000)
Net change in cash and cash equivalents	77,593,000	6,391,000
Cash and cash equivalents, beginning of period	120,855,000	115,926,000
Cash and cash equivalents, end of period	$198,448,000	$122,317,000

See accompanying notes to consolidated financial statements.

Supplemental cash flow information:

	Three Months Ended March 31,
	2013	2012
Cash paid for:
Interest (1)	$18,653,000	$1,367,000
Interest capitalized	457,000	962,000
Income taxes	—	50,000
—————————
(1) During the three months ended March 31, 2013, the interest payments on the 8.75% senior notes were paid before their due date of April 1, 2013. During the three months ended March 31, 2012, the interest payments on the 8.75% senior notes were paid on April 1, 2012.

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2013	2012

Unrealized gain (loss) on marketable securities, net of tax	$—	$(5,463,000)
Accretion of preferred stock issuance costs	11,000	11,000
Dividends declared on common stock	—	2,591,000

On March 28, 2013, the Company acquired the interest of some of its existing partners in a 615-unit apartment building in Northern California, increasing its ownership from 15% to 94%. As a result of obtaining control, the Company was required to consolidate the assets and liabilities at fair value in accordance with Business Combination guidance as described in note 4.

During the three months ended March 31, 2013, Kennedy Wilson sold a 50% interest in an entity that held a note receivable secured by the shopping center and 107 residential units in the United Kingdom to an institutional investor. As a result of the sale and loss of control, $96,031,000 in notes receivable and $78,704,000 in mortgage loans were deconsolidated. See note 3.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1—BASIS OF PRESENTATION
Kennedy-Wilson Holdings, Inc.’s (together with its wholly owned and controlled subsidiaries,"we," "us," "our," "the Company" or “Kennedy Wilson”) unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. In the opinion of Kennedy Wilson, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three months ended March 31, 2013 and 2012 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2013. For further information, your attention is directed to the footnote disclosures found in Kennedy Wilson’s Annual Report on Form 10-K for the year ended December 31, 2012.
The consolidated financial statements include the accounts of Kennedy Wilson and its wholly owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, Kennedy Wilson evaluates its relationships with other entities to identify whether they are variable interest entities (VIEs) as defined in the FASB Accounting Standards Codification (ASC) Subtopic 810-10 and to assess whether it is the primary beneficiary of such entities. If the determination is made that Kennedy Wilson is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with the ASC Subtopic 810-10. The ownership of the other interest holders in consolidated subsidiaries is reflected as noncontrolling interests.
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
REVENUE RECOGNITION—Performance fees or carried interests are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds and loan pool participations based on the cumulative performance of the funds and loan pools and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, Kennedy Wilson calculates the performance fee that would be due to the general partner, special limited partner or asset manager's interests for a fund or loan pool, pursuant to the fund agreement or participation agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. Substantially all of the performance fees are recognized in management and leasing fees, and substantially all of the carried interest is recognized in equity in joint venture income in our consolidated statements of operations. Total performance fees recognized through March 31, 2013 that may be reversed in future periods if there is negative fund or loan pool performance totaled $13.4 million. Performance fees accrued as of March 31, 2013 and 2012 were $13.4 million and $12.8 million, respectively, and are included in accounts receivable—related parties in the accompanying consolidated balance sheet.
INVESTMENTS IN LOAN POOL PARTICIPATIONS AND NOTES RECEIVABLE—Interest income from investments in loan pool participations and notes receivable with declining credit quality are recognized on a level yield basis under the provisions of "Loans and Debt Securities Acquired with Deteriorated Credit Quality," ASC Subtopic 310-30, where a level yield model is utilized to determine a yield rate that, based upon projected future cash flows, accretes interest income over the estimated holding period. In the event that the present value of those future cash flows is less than net book value, a loss would be immediately recorded. When the future cash flows of a note cannot be reasonably estimated, cash payments are applied to the cost basis of the note until it is fully recovered before any interest income is recognized. Interest income from investments in notes receivable acquired at a discount are recognized using the effective interest method. Interest income from investments in notes receivable which the Company originates are recognized at the stated interest rate.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

DISTRIBUTIONS FROM UNCONSOLIDATED REAL ESTATE JOINT VENTURES—During the quarter ended March 31, 2013, the Company changed its method of accounting for determining the allocation of cash flows received from unconsolidated real estate joint ventures on its consolidated statement of cash flows from the "cumulative earnings" method to the "look-through" method both of which are acceptable methods under US GAAP.  Under this approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from the joint venture's sale of assets), in which case it is reported as an investing activity.  The newly adopted method is preferable in the circumstances because it enables the Company to look to the nature and source of the distribution received and classify it appropriately between operating and investing activities on the statement of cash flows based upon the source, which allows the Company to present financial statements more consistent with accounting principles of consolidation.  The effects of the change upon the three month period ended March 31, 2012 are as follows:

	Cumulative earnings method	Look-through method

Operating Cash Flows:
Operating distributions from joint ventures	$6,886,000	$12,749,000
Net cash used in operating activities	(11,898,000)	(6,035,000)

Investing Cash Flows:
Investing distributions from joint ventures	10,461,000	4,598,000
Net cash provided by investing activities	27,398,000	21,535,000
ACCOUNTS RECEIVABLE—Accounts receivable are recorded at the contractual amount as determined by the underlying agreements and do not bear interest. An allowance for doubtful accounts is provided when the Company determines there are probable credit losses in the Company’s existing accounts receivable based on historical experience. The Company reviews its accounts receivable for probable credit losses on a quarterly basis. As of March 31, 2013, the Company had an immaterial allowance for doubtful accounts and during the three months ended March 31, 2013 and 2012 recorded no provision for doubtful accounts.
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
RECENT ACCOUNTING PRONOUNCEMENTS— In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") Update No. 2013-02 "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." Update No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2013. ASC 2013-02 requires an entity to present separately information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income. An entity can present the information on the face of the comprehensive income statement or as a separate disclosure in the notes to the financial statements. Kennedy Wilson does not expect any effect from adoption as it has already adopted this policy.
The FASB did not issue any other ASCs during the first three months of 2013 that we expect to be applicable and have a material impact on our financial position or results of operations.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3—NOTES RECEIVABLE

	March 31,	December 31,
	2013	2012
Note receivable, variable interest rate of 5.00% over LIBOR, interest only, due December 2016, secured by a shopping center and 107 residential units in the United Kingdom	$—	$122,770,000
Note receivable, fixed interest rate of 2.16%, due February 2017, secured by an office building in San Diego, CA	5,741,000	—
Note receivable, fixed interest rate of 10.75%, interest only, due April 2013, secured by a hotel in San Diego, California(1)	4,275,000	4,275,000
Note receivable, fixed interest rate of 10.50%, interest only, due December 2013, secured by two office/research and development buildings in San Jose, CA	3,759,000	3,759,000
Note receivable, fixed interest rate of 11.50%, interest only, due November 2013, secured by 25 acres of land and an adjacent 204-slip marina in Portland, OR	3,000,000	3,000,000
Note receivable, fixed interest rate of 4%, interest only, due June 2017	1,193,000	1,193,000
Note receivable, fixed interest rate of 8%, interest only, due May 2013, secured by personal guarantees of borrowers	900,000	900,000
Other	710,000	710,000
Notes receivable	19,578,000	136,607,000
Note receivable from a joint venture investment, fixed interest rate of 12%, principal and accrued interest due August 31, 2016.	2,544,000	—
Notes receivable — related parties	2,544,000	—
Notes receivable and notes receivable — related parties	$22,122,000	$136,607,000
——————————
(1) The Company is currently in negotiations with debtor on an extension on the note receivable. The value of the collateral underlying the note receivable exceeds the carrying value of the note receivable.

During the three months ended March 31, 2013, Kennedy Wilson sold a 50% interest in an entity that held a note receivable secured by the shopping center and 107 residential units in the United Kingdom to an institutional investor. As a result of the sale and loss of control, Kennedy Wilson de-consolidated the investment and is accounting for it as an equity method investment.

Also during the three months ended March 31, 2013, Kennedy Wilson acquired a $7.4 million loan with deteriorated credit quality for $5.7 million on an office property in San Diego, CA and made a $2.5 million loan to a joint venture investment that is a related party.

NOTE 4—REAL ESTATE
The following table summarizes Kennedy Wilson's investment in consolidated real estate properties at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Land	$128,434,000	$99,595,000
Buildings	278,842,000	193,302,000
Building improvements	5,000,000	3,964,000
	412,276,000	296,861,000
Less accumulated depreciation	(8,664,000)	(7,412,000)
Real estate, net	$403,612,000	$289,449,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

On March 28, 2013, the Company acquired the interest of some of its existing partners in a 615-unit apartment building in Northern California, increasing its ownership from 15% to 94%.  The original 15% interest had a book value of $0 due to prior distributions. Cash consideration of $15.7 million was paid by the Company to increase its ownership in the property to 94%.

As a result of obtaining control, the Company was required to consolidate the assets and liabilities at fair value in accordance with Business Combination Guidance. Kennedy Wilson recorded an acquisition related gain in the amount of $9.5 million in the accompanying consolidated statements of operations for the three months ended March 31, 2013 as the fair value was in excess of the carrying value of its ownership interest.  As the transaction was between willing third party market participants, the purchase price was an approximation of fair value.

Accordingly, $1.3 million in cash and cash equivalents, $0.1 million in accounts receivable, $2.2 million in other assets (including $1.2 million of acquired in-place lease values), $120.1 million in real estate, net, $0.1 million in accounts payable, $3.1 million in accrued expenses and other liabilities, $93.5 million and mortgage loans payable, and $1.8 million in noncontrolling interest were recorded as a result of the consolidation.

The results of operations of the asset acquired have been included in our consolidated financial statements since the date of its acquisition. The unaudited pro forma data presented below assumes that the acquisitions occurred as of January 1, 2012. The Company’s unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had this acquisition been consummated at the beginning of the periods presented.

	Unaudited
	Three months ended March 31,
Dollars in thousands, except for per share data	2013	2012
Pro forma revenues	$25,253	$14,338
Pro forma net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(3,372)	(3,138)
Pro forma net loss per share:
Basic and diluted	$(0.05)	$(0.06)

NOTE 5—INVESTMENTS IN JOINT VENTURES
Kennedy Wilson has a number of joint venture interests, generally ranging from 5% to approximately 50%, that were formed to acquire, manage, develop, and/or sell real estate and invest in loan pools and discounted loan portfolios. Kennedy Wilson has significant influence over these entities, but not control, and accordingly, these investments are accounted for under the equity method.
Joint Venture Holdings
The following table details our investments in joint ventures by investment type and geographic location as of March 31, 2013:

	Multifamily	Commercial	Loan	Residential	Other	Total
West Coast of United States	$125,567,000	$136,967,000	$42,495,000	$57,652,000	$460,000	$363,141,000
Japan	83,682,000	—	—	—	—	83,682,000
United Kingdom	—	19,204,000	31,075,000	—	—	50,279,000
Ireland	21,538,000	8,941,000	36,200,000	—	—	66,679,000
Other	357,000	3,310,000	19,000	219,000	7,570,000	11,475,000
Total	$231,144,000	$168,422,000	$109,789,000	$57,871,000	$8,030,000	$575,256,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table details our investments in joint ventures by investment type and geographic location as of December 31, 2012:

	Multifamily	Commercial	Loan	Residential	Other	Total
West Coast of United States	$126,860,000	$141,572,000	$41,855,000	$51,784,000	$460,000	$362,531,000
Japan	102,658,000	—	—	—	—	102,658,000
Ireland	22,359,000	9,530,000	36,729,000	—	—	68,618,000
Other	356,000	3,518,000	20,000	222,000	5,270,000	9,386,000
Total	$252,233,000	$154,620,000	$78,604,000	$52,006,000	$5,730,000	$543,193,000

As of March 31, 2013 and December 31, 2012, the Company's equity investment in joint ventures totaled $575.3 million and $543.2 million, respectively.

KW Residential LLC
The largest joint venture investment, KW Residential, LLC ("KWR"), had a balance of $83.7 million and $102.7 million as of March 31, 2013 and December 31, 2012, respectively. KWR is a joint venture investment in a portfolio of 50 apartment buildings comprised of approximately 2,400 units, located primarily in Tokyo and surrounding areas. Kennedy Wilson owns approximately 41% of KWR.
During the quarter, KWR settled several Japanese yen-related hedges resulting in cash proceeds of $23.7 million, of which Kennedy Wilson received $11.1 million. Additionally, during the three months ended March 31, 2013 and 2012, Kennedy Wilson recognized $4.3 million and $0.2 million in losses from foreign currency translation adjustments from its investment in KWR.
During the three months ended March 31, 2013 and 2012, the Company received cash distributions of $13.5 million and $5.9 million, respectively, from this joint venture investment. The current period distributions consist of $11.1 million from the settlement of Japanese yen-related hedges, $1.5 million in operating distributions, and $0.9 million from the refinancing of a portion of its multifamily portfolio.
As of March 31, 2013, the Company did not have any other investments which individually exceeded 10% of the investment in joint venture balance.
Contributions/Distributions from/to Joint Ventures
During the three months ended March 31, 2013, Kennedy Wilson made $45.9 million in contributions to new and existing joint venture investments. Contributions to new joint venture investments totaled $36.8 million and were comprised of $20.2 million invested in a new joint venture that acquired a portfolio of 29 commercial properties located in the United Kingdom, a $15.8 million deposit in a joint venture for the acquisition of three loans collateralized by four properties in the United Kingdom that were purchased in April 2013, and $0.8 million that was invested in a new joint venture to develop a residential development in the Western U.S. Kennedy Wilson contributed $9.1 million to existing joint ventures to fund our share of a development project and working capital needs.
Additionally, Kennedy Wilson received $21.1 million in operating and investing distributions from its joint ventures, of which $12.0 million resulted from KWR's favorable settlement of Japanese yen-related hedges and refinancing a portion of its multifamily portfolio, $3.0 million from the refinancing of property level debt and loan resolutions. The remaining $6.1 million of distributions resulted from operating cash flow generated by the properties.
Variable Interest Entities
Kennedy Wilson has determined that it has investments in five VIEs as of March 31, 2013 and has concluded that Kennedy Wilson is not the primary beneficiary of any of the investments. As of March 31, 2013, the VIEs had assets totaling $297.5 million with Kennedy Wilson’s exposure to loss as a result of its interests in these variable interest entities totaling $110.4 million related to its equity contributions.
The Company determines the appropriate accounting method with respect to all investments that are not VIEs based on the control-based framework (controlled entities are consolidated) provided by the consolidations guidance in ASC Topic 810.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The Company's determination considers specific factors cited under ASC 810-20 "Control of Partnerships and Similar Entities" which presumes that control is held by the general partner (and managing member equivalents in limited liability companies). Limited partners substantive participation rights may overcome this presumption of control. The Company accounts for joint ventures it is deemed not to control using the equity method of accounting while controlled entities are consolidated.
Capital Commitments
As of March 31, 2013, Kennedy Wilson has unfulfilled capital commitments totaling $7.8 million to four of its joint ventures. We may be called upon to contribute additional capital to joint ventures in satisfaction of Kennedy Wilson capital commitment obligations.
Guarantees
Kennedy Wilson has certain guarantees associated with loans secured by assets held in various joint venture partnerships. As of March 31, 2013 the maximum potential amount of future payments (undiscounted) Kennedy Wilson could be required to make under the guarantees was approximately $46.8 million which is approximately 2% of property level debt of the Company. The guarantees expire through 2015, and Kennedy Wilson’s performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds from the property. Based upon Kennedy Wilson’s evaluation of guarantees under ASC Subtopic 460-10 "Estimated Fair Value of Guarantees" the estimated fair value of guarantees made as of March 31, 2013 and December 31, 2012 is immaterial.

NOTE 6—INVESTMENT IN LOAN POOL PARTICIPATION
As of March 31, 2013 and December 31, 2012, the Company's investment in loan pool participations totaled $84.2 million and $95.6 million, respectively.

The Company's largest loan pool, which is secured by real estate primarily located in the United Kingdom (the “UK Loan Pool”), had a balance of $58.3 million and $60.4 million as of March 31, 2013 and December 31, 2012, respectively. In 2011, Kennedy Wilson, along with institutional partners, acquired this loan portfolio consisting of 58 performing loans. The 58 loans were secured by more than 170 properties comprised of the following product types: commercial, multifamily, retail, industrial, hotel and land. Kennedy Wilson, through a 50/50 joint venture with one of its partners, acquired a 25% participation interest in the pool for $440.9 million, of which $323.4 million was funded with debt, which was paid off on March 21, 2013. As of March 31, 2013, the unpaid principal balance of the loans was $417.4 million due to collections of $1.7 billion, representing 80% of the pool. Subsequent to March 31, 2013, we received $33.4 million in distributions related to resolutions on the pool. Kennedy Wilson expects to accrete $22.7 million in interest income on the UK Loan Pool over the total estimated collection period (excluding asset management fees) and has accreted $11.5 million to date.

The following table represents the demographics of the Company's investment in the loan pools including the initial unpaid principal balance ("UPB") and the UPB as of March 31, 2013.

		Kennedy Wilson Ownership	Unpaid Principal Balance		Kennedy Wilson Initial Equity Invested	Investment Balance at March 31, 2013	Expected Accretion Over Total Estimated Collection Period
Acquisition Date	Location		Initial	March 31, 2013				Accreted to Date
February 2010	Western U.S.	15.0%	$342,395,000	$20,282,000	$11,154,000	$2,304,000	$4,586,000	$4,565,000
December 2011	United Kingdom	12.5%	2,111,326,000	417,436,000	61,200,000	58,309,000	22,740,000	11,478,000
April 2012	Western U.S.	75.0%	43,383,000	7,448,000	30,900,000	5,853,000	3,431,000	3,209,000
August 2012	Ireland	10.0%	477,169,000	416,688,000	7,032,000	7,353,000	605,000	103,000
December 2012	United Kingdom	50.0%	232,254,000	218,398,000	16,012,000	10,417,000	1,879,000	201,000
			$3,206,527,000	$1,080,252,000	$126,298,000	$84,236,000	$33,241,000	$19,556,000

The following table presents the interest income and foreign currency gain and (loss) recognized by Kennedy Wilson during the three months ended March 31, 2013 and 2012 in each of the loan pools that were outstanding:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

		Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
			Foreign		Foreign
		Interest	Currency	Interest	Currency
Acquisition		Income	Translation Gain	Income	Translation Gain
Date	Location	Recognized	(Loss)	Recognized	(Loss)
February 2010 (1)	Western U.S.	$(183,000)	$—	$(1,947,000)	$—
December 2010(2)	Western U.S.	150,000	—	267,000	—
December 2011	United Kingdom	2,033,000	(3,041,000)	1,864,000	2,050,000
November 2011	Western U.S.	—	—	145,000	—
April 2012	Western U.S.	311,000	—	—	—
August 2012	Ireland	105,000	(222,000)	—	—
December 2012	United Kingdom	103,000	(616,000)	—	—
		$2,519,000	$(3,879,000)	$329,000	$2,050,000

(1) Kennedy Wilson recognized a reduction in accretion in this loan pool due to an increase in the estimated resolution periods as well as foreclosures on certain underlying real estate collateral.
(2) This loan pool was fully resolved during the three months ended March 31, 2013. There was interest income on the loan pool during the period but as there is no longer any balance outstanding it is excluded from the UPB table above.

NOTE 7—FAIR VALUE MEASUREMENTS
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of March 31, 2013:

	Level 1	Level 2	Level 3	Total
Short-term investments	$—	$10,000,000	$—	$10,000,000
Investment in joint ventures	—	—	68,360,000	68,360,000
Currency forward contract	—	(862,000)	—	(862,000)
	$—	$9,138,000	$68,360,000	$77,498,000
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Short-term investments	$—	$10,000,000	$—	$10,000,000
Investments in joint ventures	—	—	68,363,000	68,363,000
Currency forward contract	—	(1,188,000)	—	(1,188,000)
	$—	$8,812,000	$68,363,000	$77,175,000
Short term investments
The carrying value of short-term investments approximates fair value due to the short-term maturities of these investments.
Investments in joint ventures
Kennedy Wilson records its investments in KW Property Fund III, L.P., Kennedy Wilson Real Estate Fund IV, L.P., and SG KW Venture I, LLC (the "Funds") based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. Kennedy Wilson’s investment balance in the Funds was $25.8 million at March 31, 2013 and December 31, 2012, which is included in investments in joint ventures in the accompanying consolidated balance sheets. As of March 31, 2013, Kennedy Wilson had unfunded capital commitments to the Funds in the amount of $5.2 million.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Kennedy Wilson elected to use the fair value option for two investments in joint venture entities ("FV Option") to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $42.6 million at March 31, 2013 and December 31, 2012, respectively, which are included in investments in joint ventures in the accompanying balance sheets.
The following table summarizes our investments in joint ventures held at fair value by type:

	March 31, 2013	December 31, 2012
Funds	$25,792,000	$25,795,000
FV Option	42,568,000	42,568,000
	$68,360,000	$68,363,000
The following table presents changes in Level 3 investments for three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Beginning balance	$68,363,000	$51,382,000
Unrealized and realized gains	—	—
Unrealized and realized losses	—	(32,000)
Contributions	212,000	31,000
Distributions	(215,000)	(242,000)
Ending balance	$68,360,000	$51,139,000
The change in unrealized and realized gains and losses is included in equity in joint venture income in the accompanying statements of operations.
There was no material change in unrealized gains and losses on Level 3 investments during three months ended March 31, 2013 and 2012 for investments still held as of March 31, 2013, respectively.
In estimating fair value of real estate held by the Funds and the two fair value option investments, Kennedy Wilson considers significant unobservable inputs such as capitalization and discount rates. The table below describes the range of unobservable inputs for real estate assets:

Estimated Rates Used for
	Capitalization rates	Discount Rates
Multifamily	5.75% - 7.00%	7.50% - 9.00%
Commercial	6.25% - 7.50%	7.50% - 9.75%
Retail	8.00%	9.00% - 12.00%
Land and condominium units	n/a	8.00% - 12.00%
Loan	n/a	2.00% - 9.30%
In valuing real estate, related assets and indebtedness, Kennedy Wilson considers significant inputs such as the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by Kennedy Wilson for these types of investments range from 2.00% to 9.30%.
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

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Currency forward contracts
Kennedy Wilson has a currency forward contract to manage its exposure to currency fluctuations between its functional currency (U.S. dollars) and the functional currency (euros) of certain of its wholly owned subsidiaries. To accomplish this objective, Kennedy Wilson hedged these exposures by entering into a currency forward contract to sell €16,000,000 at a forward rate. This hedging instrument is expected to partially hedge Kennedy Wilson's exposure to its net investment in certain foreign operations and the changes in fair value of the marketable securities caused by currency fluctuations. The currency forward contract matures on June 4, 2015. The currency forward contract is valued based on the difference between the contract rate and the forward rate at maturity of the foreign currency applied to the notional value in that foreign currency discounted at a market rate for similar risks. Although Kennedy Wilson has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the derivative utilize Level 3 inputs. However, as of March 31, 2013, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, Kennedy Wilson has determined that its derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy. The fair value of the derivative instrument held as of March 31, 2013 was $0.9 million and is included in accrued expenses and other liabilities on the balance sheet.
For the three months ended March 31, 2013, the Company recorded a gross gain of $0.6 million in other comprehensive income in the accompanying consolidated statements of comprehensive (loss) income as the portion of the currency forward contract used to hedge currency exposure of its certain wholly owned subsidiaries qualifies as a net investment hedge under ASC Topic 815.
In order to manage currency fluctuations between the Company's functional currency (U.S. dollar) and the functional currency of its joint venture KWR's functional currency (Japanese yen), the Company entered into a forward foreign currency contract to hedge a portion of its net investment in its investment. During January 2013, the Company recognized a gross unrealized gain of $5.4 million related to this hedge.
Fair value of financial instruments
The carrying amounts of cash and cash equivalents, accounts receivable including related party, accounts payable, accrued expenses and other liabilities, accrued salaries and benefits, deferred and accrued income taxes, and income tax receivable approximate fair value due to their short-term maturities. The carrying value of notes receivable (excluding related party notes receivable as they are presumed not to be an arm’s length transaction) approximates fair value as the terms are similar to loans with similar characteristics available in the market.
The Company accounts for its debt liabilities at face value plus net unamortized debt premiums. The fair value as of March 31, 2013 and December 31, 2012 for the senior notes payable, borrowings under lines of credit, mortgage loans payable and junior subordinated debentures were estimated to be approximately $728.4 million and $708.2 million, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and our credit risk to the current yield of a similar security, compared to their carrying value of $700.6 million and $686.2 million at March 31, 2013 and December 31, 2012, respectively.

NOTE 8—OTHER ASSETS
Other assets consist of the following:

	March 31, 2013	December 31, 2012
Office furniture and equipment, net of accumulated depreciation of $1,348,000 and $1,240,000 at March 31, 2013 and December 31, 2012, respectively	$2,975,000	$2,841,000
Prepaid expenses	8,013,000	5,330,000
Loan fees, net of accumulated amortization of $3,030,000 and $2,413,000 at March 31, 2013 and December 31, 2012, respectively	13,508,000	14,508,000
Acquired in-place leases, net of accumulated amortization of $4,585,000 and $3,086,000 at March 31, 2013 and December 31, 2012, respectively	8,987,000	9,311,000
Deposits and other, net of accumulated amortization of $294,000 and $230,000 at March 31, 2013 and December 31, 2012, respectively	9,205,000	6,089,000
Other Assets	$42,688,000	$38,079,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The estimated annual amortization expense of in-place leases for each of the years ending December 31, 2013 through December 31, 2017 approximates $4.1 million, $3.6 million, $1.1 million, $0.2 million and $0.0 million, respectively. Depreciation and amortization expense related to the above depreciable assets were $1.9 million and $0.6 million, for the three months ended March 31, 2013 and 2012, respectively.

NOTE 9—SENIOR NOTES

			March 31, 2013			December 31, 2012
				Unamortized			Unamortized
	Interest Rate	Maturity Date	Face Value	Net Premium/(Discount)	Carrying Value	Face Value	Net Premium/(Discount)	Carrying Value
2042 Notes	7.75%	12/1/2042	$55,000,000	$—	$55,000,000	$55,000,000	$—	$55,000,000
2019 Notes	8.75%	4/1/2019	350,000,000	4,497,000	354,497,000	350,000,000	4,640,000	354,640,000
Senior notes			$405,000,000	$4,497,000	$409,497,000	$405,000,000	$4,640,000	$409,640,000
The indentures governing the notes contain various restrictive covenants, including, among others, limitations on our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness, to make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stock, engage in transactions with affiliates, create or permit liens on assets, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indentures limit Kennedy-Wilson, Inc.'s ability and the ability of its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of March 31, 2013, the balance sheet leverage ratio was 0.70 to 1.00. See Note 18 for the guarantor and non-guarantor financial statements.

NOTE 10—MORTGAGE LOANS AND NOTES PAYABLE

Mortgage loans at March 31, 2013 and December 31, 2012 consist of the following:

		Carrying Amount of Mortgage Notes as of (1)
Types of Property Pledged as Collateral	Region	March 31, 2013	December 31, 2012
Notes receivable	United Kingdom	$—	$78,705,000
Multi family properties (1)	Western U.S.	190,951,000	97,649,000
Commercial buildings	Western U.S.	54,296,000	54,296,000
Total mortgage loans payable		245,247,000	230,650,000

Notes payable		5,888,000	5,888,000
Total notes payable		5,888,000	5,888,000

Mortgage and notes payable(2)		$251,135,000	$236,538,000

(1) The mortgage loan payable balances include the unamortized debt premiums. Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan premium as of March 31, 2013 and December 31, 2012 was $5.9 million and $2.3 million.
(2) The mortgage payables had a weighted average interest rate of 4.17% and 4.44% at March 31, 2013 and December 31, 2012 and the note payable had a 15.00% interest rate at March 31, 2013 and December 31, 2012.

In December 2012, Kennedy Wilson acquired a loan secured by a shopping center and 107 residential units in the United Kingdom. At the time of acquisition, Kennedy Wilson invested $43.6 million of equity and borrowed $79.3 million in order to finance the transaction (see Note 3). During the three months ended March 31, 2013, Kennedy Wilson sold a 50% interest in an entity that held a note receivable to an institutional investor. As a result of the sale, Kennedy Wilson de-consolidated the investment and is accounting for it as an equity method investment.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

During the three months ended March 31, 2013, two mortgage loans were consolidated as part of the acquisition discussed in note 4.
The aggregate maturities of mortgage loans and notes payable subsequent to March 31, 2013 are as follows :

2013	$13,612,000
2014	9,994,000
2015	4,551,000
2016	16,694,000
2017	30,022,000
Thereafter	170,364,000
245,237,000
Debt premium	5,898,000
$251,135,000

NOTE 11—LINE OF CREDIT

Kennedy-Wilson, Inc. has an unsecured revolving credit facility with U.S. Bank and East-West Bank for $100.0 million. The loans bear interest at a rate equal to LIBOR plus 2.75% and the maturity date is June 30, 2015. The revolving loan agreement that governs the unsecured credit facility requires Kennedy-Wilson, Inc. to maintain (i) a minimum rent, adjusted fixed charge coverage ratio (as defined in the revolving loan agreement) of not less than 1.50 to 1.00, measured on a four quarter rolling average basis and (ii) maximum balance sheet leverage (as defined in the revolving loan agreement) of not greater than 1.50 to 1.00, measured at the end of each calendar quarter. As of the most recent quarter end, Kennedy-Wilson, Inc.'s adjusted fixed charge coverage ratio was 2.50 to 1.00 and its balance sheet leverage was 0.76 to 1.00.

The revolving loan agreement also requires Kennedy-Wilson, Inc. to maintain unrestricted cash, cash equivalents and publicly traded marketable securities in the aggregate amount of at least $40.0 million, tested quarterly and to maintain a maximum balance sheet leverage (as defined in the revolving loan agreement) of not greater than 1.50 to 1.00, measured at the end of each calendar quarter. As of March 31, 2013, Kennedy-Wilson, Inc. was in compliance with these covenants

In March 2013, Kennedy Wilson drew $35 million on its unsecured credit facility. It also repaid the credit facility in full during March 2013 with the proceeds from the Company's common stock offering.

As of March 31, 2013, there were no amounts drawn on the unsecured credit facility.

NOTE 12—JUNIOR SUBORDINATED DEBENTURES
In 2007, Kennedy Wilson issued junior subordinated debentures in the amount of $40.0 million. The debentures were issued to a trust established by Kennedy Wilson, which contemporaneously issued $40.0 million of trust-preferred securities to Merrill Lynch International. The interest rate on the debentures is fixed for the first ten years at 9.06%, and variable thereafter at LIBOR plus 3.70%. Interest is payable quarterly, with the principal due in 2037. Kennedy Wilson may redeem the debentures, in whole or in part, on any interest payment date at par.
The junior subordinated debentures require Kennedy Wilson to maintain (i) a fixed charge coverage ratio (as defined in the indenture governing our junior subordinated debentures) of not less than 1.75 to 1.00, measured on a four quarter rolling basis, and (ii) a ratio of total debt to net worth (as defined in the indenture governing the junior subordinated debentures) of not greater than 3.00 to 1.00 at any time. As of the most recent quarter end, Kennedy Wilson's fixed charge coverage ratio of 3.37 to 1.00 and a ratio of total debt to net worth of 1.11 to 1.00. As of March 31, 2013, Kennedy Wilson was in compliance with these ratios.

NOTE 13—RELATED PARTY TRANSACTIONS
    During the following periods, Kennedy Wilson earned fees and other income from affiliates and entities in which Kennedy Wilson holds ownership interests in the following amounts:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Management and leasing fees	$7,957,000	$5,585,000
Commissions	392,000	953,000
Related party revenue	$8,349,000	$6,538,000

NOTE 14—STOCKHOLDERS' EQUITY
Common Stock
In March 2013, Kennedy Wilson completed a secondary offering of 9.0 million shares of its common stock, which raised $133.8 million of net proceeds.
Warrants
In April 2010, the Board of Directors authorized a warrants repurchase program enabling Kennedy Wilson to repurchase up to 12.5 million of its outstanding warrants. Since April 2010, Kennedy Wilson has repurchased 11.9 million of its outstanding warrants for $19.2 million. During the three months ended March 31, 2013, Kennedy Wilson did not repurchase any of its outstanding warrants. As of March 31, 2013 there were 5.8 million warrants outstanding with a market value of $20.9 million.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Dividend Distributions
During the following periods, Kennedy Wilson declared and paid the following cash distributions on its common and preferred stock:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Declared	Paid	Declared	Paid
Preferred Stock
Series A	$1,500,000	$1,500,000	$1,500,000	$1,500,000
Series B	525,000	525,000	525,000	525,000
Total Preferred Stock	2,025,000	2,025,000	2,025,000	2,025,000
Common Stock	5,094,000	5,094,000	2,591,000	2,073,000
Total (1)	$7,119,000	$7,119,000	$4,616,000	$4,098,000
—————
(1) Common stock dividends are declared at the end of each quarter and paid in the following quarter. The amount declared and not paid is accrued on the consolidated balance sheet.

Stock Compensation
During the three months ended March 31, 2013 and 2012, Kennedy Wilson recognized $1.8 million and $0.9 million, respectively, of compensation expense related to the vesting of restricted stock grants.
Accumulated Other Comprehensive Income
The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net of 40% estimated tax:

	Foreign Currency Translation	Forward Contract Foreign Currency	Total Accumulated Other Comprehensive Income

Balance at December 31, 2012	$10,800,000	$1,769,000	$12,569,000
Unrealized (losses) gains, arising during the period	(23,933,000)	5,992,000	(17,941,000)
Taxes on unrealized (losses) gains, arising during the period	9,575,000	(2,396,000)	7,179,000
Balance at March 31, 2013	$(3,558,000)	$5,365,000	$1,807,000
The local currencies for our interests in foreign operations include the euro, the British pound sterling, and the Japanese yen. The related amounts on our balance sheets are translated into U.S. dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period. The increase in the unrealized losses on foreign currency translation is a result of the strengthening of the U.S. dollar against the euro, the British pound and the Japanese yen during the three months ended March 31, 2013.
                In order to manage currency fluctuations, the Company entered into a forward foreign currency contract to hedge a portion of its Japanese yen-based investments. During January 2013, the Company recognized a gross unrealized gain of $5.4 million related to this hedge. Additionally, during the quarter KWR settled several Japanese yen-related hedges resulting in cash proceeds of $23.7 million, of which Kennedy Wilson received $11.1 million. The cash received as a result of unwinding this hedge will not be realized in our statement of operations until the underlying investment is substantially liquidated. Kennedy Wilson also has a currency forward contract to manage its exposure to currency fluctuations between its functional currency (U.S. dollars) and the functional currency (Euros) of certain of its wholly-owned subsidiaries . To accomplish this objective, Kennedy Wilson hedged these exposures by entering into a currency forward contract to sell €16,000,000 at a forward rate. During the three months ended March 31, 2013, the Company recognized a gross unrealized gain of $0.6 million related to this hedge.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 15—EARNINGS PER SHARE
For the three months ended March 31, 2013 and 2012, a total of 20,042,192 and 18,201,057, respectively, potentially dilutive securities have not been included in the diluted weighted average shares as they are anti-dilutive. Potentially anti-dilutive securities include preferred stock, warrants, and unvested restricted stock grants.

NOTE 16—SEGMENT INFORMATION
Kennedy Wilson's business is defined by two core segments: KW Investments and KW Services. KW Investments invests in multifamily, residential and commercial properties as well as loans secured by real estate. KW Services provides a full array of real estate-related services to investors and lenders, with a strong focus on financial institution-based clients. Kennedy Wilson’s segment disclosure with respect to the determination of segment profit or loss and segment assets is based on these services and investments.
KW INVESTMENTS—Kennedy Wilson, on its own and through joint ventures, is an investor in real estate, including multifamily, residential and commercial properties as well as loans secured by real estate.

Substantially all of the revenue—related party was generated via inter-segment activity for the three months ended March 31, 2013 and 2012. Generally, this revenue consists of fees earned on investments in which Kennedy Wilson also has an ownership interest. The amounts representing investments with related parties and non-affiliates are included in the investment segment. No single third-party client accounted for 10% or more of Kennedy Wilson's revenue during any period presented in these financial statements.
There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss since the December 31, 2012 financial statements.
KW SERVICES—Kennedy Wilson offers a comprehensive line of real estate services for the full life cycle of real estate ownership and investment to clients that include financial institutions, developers, builders and government agencies. Kennedy Wilson provides auction and conventional sales, property management, investment management, asset management, leasing, construction management, acquisitions, dispositions, research and trust services.
The following tables summarize Kennedy Wilson’s income activity by segment and corporate for the three and three months ended March 31, 2013 and 2012 and balance sheet data as of March 31, 2013 and December 31, 2012:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Investments
Sale of real estate	$2,418,000	$—
Rental income	6,397,000	1,470,000
Total revenue	8,815,000	1,470,000
Operating expenses	12,564,000	4,693,000
Depreciation and amortization	2,796,000	822,000
Total operating expenses	15,360,000	5,515,000
Equity in joint venture (loss) income	(344,000)	5,516,000
Interest income from loan pool participations and notes receivable	2,945,000	538,000
Operating (loss) income	(3,944,000)	2,009,000
Acquisition-related gain	9,459,000	—
Gain on sale of marketable securities	—	2,931,000
Realized foreign currency exchange loss	—	(112,000)
Interest income - related party	—	1,087,000
Interest expense	(1,742,000)	(158,000)
Income from continuing operations	3,773,000	5,757,000
Discontinued Operations
(Loss) income from discontinued operations, net of income taxes	(3,000)	2,000
Gain (loss) from sale of real estate, net of income taxes	217,000	(212,000)
Income before benefit from income taxes	$3,987,000	$5,547,000

	Three Months Ended March 31,
	2013	2012
Services
Management and leasing fees and commissions	$5,233,000	$3,822,000
Management and leasing fees and commissions - related party	8,349,000	6,538,000
Total revenue	13,582,000	10,360,000
Operating expenses	8,366,000	7,604,000
Depreciation and amortization	120,000	33,000
Total operating expenses	8,486,000	7,637,000
Operating income	5,096,000	2,723,000
Income before benefit from income taxes	$5,096,000	$2,723,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Corporate
Operating expenses	$3,590,000	$2,207,000
Depreciation and amortization	141,000	82,000
Total operating expenses	3,731,000	2,289,000
Operating loss	(3,731,000)	(2,289,000)
Interest income	40,000	30,000
Interest expense	(9,690,000)	(6,012,000)
Loss before benefit from income taxes	(13,381,000)	(8,271,000)
Benefit from income taxes	1,703,000	1,483,000
Net loss	$(11,678,000)	$(6,788,000)

	Three Months Ended March 31,
	2013	2012
Consolidated
Management fees and commissions	$5,233,000	$3,822,000
Management fees and commissions - related party	8,349,000	6,538,000
Sale of real estate	2,418,000	—
Rental and other income	6,397,000	1,470,000
Total revenue	22,397,000	11,830,000
Operating expenses	24,520,000	14,504,000
Depreciation and amortization	3,057,000	937,000
Total operating expenses	27,577,000	15,441,000
Equity in joint venture (loss) income	(344,000)	5,516,000
Interest income from loan pool participations and notes receivable	2,945,000	538,000
Operating (loss) income	(2,579,000)	2,443,000
Interest income	40,000	30,000
Interest income - related party	—	1,087,000
Acquisition-related gain	9,459,000	—
Gain on sale of marketable securities	—	2,931,000
Realized foreign currency exchange loss	—	(112,000)
Interest expense	(11,432,000)	(6,170,000)
(Loss) income from continuing operations before benefit from income taxes	(4,512,000)	209,000
Benefit from income taxes	1,703,000	1,483,000
(Loss) income from continuing operations	(2,809,000)	1,692,000
Discontinued Operations
(Loss) income from discontinued operations, net of income taxes	(3,000)	2,000
Gain (loss) from sale of real estate, net of income taxes	217,000	(212,000)
Net (loss) income	$(2,595,000)	$1,482,000

	March 31, 2013	December 31, 2012
Total Assets
Investments	$1,095,839,000	$1,070,607,000
Services	86,038,000	105,370,000
Corporate	204,224,000	107,812,000
Total assets	$1,386,101,000	$1,283,789,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 17—INCOME TAXES
In determining quarterly provisions for income taxes, Kennedy Wilson uses an effective tax rate based on actual year-to-date income and statutory tax rates. The effective tax rate also reflects Kennedy Wilson's assessment of its potential exposure for uncertain tax positions.
The fluctuations between periods in the Company's effective tax rate are mainly due to varying levels of income and amounts attributable to foreign sourced income and noncontrolling interests. Permanent differences that impact the Company's effective rate as compared to the U.S. federal statutory rate of 34% were not materially different in amount for all periods. The difference between the U.S. federal rate of 34% and the Company's effective rate is attributable to the taxation of foreign sourced income being taxed at rates lower than the U.S. domestic rate and income attributable to noncontrolling interests.

NOTE 18—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information include:

(1) Condensed consolidating balance sheets as of March 31, 2013 and December 31, 2012; consolidating statements of operations for the three months ended March 31, 2013 and 2012; consolidating statements of comprehensive income for the three months ended March 31, 2013 and 2012; and condensed consolidating statements of cash flows for the three months ended March 31, 2013 and 2012, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.

Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three months ended March 31, 2013 or 2012.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2013

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$127,007,000	$30,894,000	$23,177,000	$17,370,000	$—	$198,448,000
Short-term investments	—	10,000,000	—	—	—	10,000,000
Accounts receivable	—	910,000	3,164,000	2,673,000	—	6,747,000
Accounts receivable — related parties	—	176,000	3,016,000	15,835,000	—	19,027,000
Intercompany receivables	—	4,534,000	—	1,084,000	(5,618,000)	—
Notes receivable	—	1,902,000	16,776,000	900,000	—	19,578,000
Notes receivable - related parties	—	—	2,544,000	—	—	2,544,000
Intercompany loans receivable	—	42,027,000	—	—	(42,027,000)	—
Real estate, net of accumulated depreciation	—	—	107,666,000	295,946,000	—	403,612,000
Investments in joint ventures	—	7,970,000	463,501,000	103,785,000	—	575,256,000
Investments in and advances to consolidated subsidiaries	503,524,000	861,558,000	172,906,000	—	(1,537,988,000)	—
Investments in loan pool participations	—	—	84,236,000	—	—	84,236,000
Other assets	231,000	16,979,000	11,401,000	14,077,000	—	42,688,000
Goodwill	—	—	17,216,000	6,749,000	—	23,965,000
Total assets	$630,762,000	$976,950,000	$905,603,000	$458,419,000	$(1,585,633,000)	$1,386,101,000

Liabilities and equity
Liabilities
Accounts payable	$—	$332,000	$224,000	$558,000	$—	$1,114,000
Accrued expenses and other liabilities	358,000	6,377,000	7,999,000	10,691,000	—	25,425,000
Intercompany payables	—	1,084,000	—	4,534,000	(5,618,000)	—
Accrued salaries and benefits	—	2,703,000	1,186,000	775,000	—	4,664,000
Deferred tax liability	—	13,433,000	1,245,000	(747,000)	—	13,931,000
Senior notes payable	—	409,497,000	—	—	—	409,497,000
Intercompany loans payable	—	—	—	42,027,000	(42,027,000)	—
Mortgage loans payable	—	—	33,391,000	217,744,000	—	251,135,000
Junior subordinated debentures	—	40,000,000	—	—	—	40,000,000
Total liabilities	358,000	473,426,000	44,045,000	275,582,000	(47,645,000)	745,766,000

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	630,404,000	503,524,000	861,558,000	172,906,000	(1,537,988,000)	630,404,000
Noncontrolling interests	—	—	—	9,931,000	—	9,931,000
Total equity	630,404,000	503,524,000	861,558,000	182,837,000	(1,537,988,000)	640,335,000
Total liabilities and equity	$630,762,000	$976,950,000	$905,603,000	$458,419,000	$(1,585,633,000)	$1,386,101,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$64,517,000	$38,489,000	$17,849,000	$—	$120,855,000
Short-term investments	—	10,000,000	—	—	—	10,000,000
Accounts receivable	—	377,000	2,105,000	1,165,000	—	3,647,000
Accounts receivable — related parties	—	186,000	4,774,000	17,433,000	—	22,393,000
Intercompany receivables	—	3,269,000	—	—	(3,269,000)	—
Notes receivable	—	1,902,000	133,805,000	900,000	—	136,607,000
Intercompany loans receivable	—	39,587,000	—	—	(39,587,000)	—
Real estate, net of accumulated depreciation	—	—	93,928,000	195,521,000	—	289,449,000
Investments in joint ventures	—	5,670,000	450,199,000	87,324,000	—	543,193,000
Investments in and advances to consolidated subsidiaries	514,310,000	873,768,000	142,441,000	—	(1,530,519,000)	—
Investment in loan pool participations	—	—	95,601,000	—	—	95,601,000
Other assets	—	18,443,000	11,505,000	8,131,000	—	38,079,000
Goodwill	—	—	17,216,000	6,749,000	—	23,965,000
Total assets	$514,310,000	$1,017,719,000	$990,063,000	$335,072,000	$(1,573,375,000)	$1,283,789,000

Liabilities
Accounts payable	$—	$785,000	$236,000	$741,000	$—	$1,762,000
Accrued expenses and other liabilities	—	14,878,000	7,249,000	7,290,000	—	29,417,000
Intercompany payables	—	—	—	3,269,000	(3,269,000)	—
Accrued salaries and benefits	4,666,000	17,917,000	1,614,000	784,000	—	24,981,000
Deferred tax liability	—	20,189,000	2,327,000	155,000	—	22,671,000
Senior notes payable	—	409,640,000	—	—	—	409,640,000
Intercompany loans payable	—	—	—	39,587,000	(39,587,000)	—
Mortgage loans and notes payable	—	—	112,096,000	124,442,000	—	236,538,000
Junior subordinated debentures	—	40,000,000	—	—	—	40,000,000
Total liabilities	4,666,000	503,409,000	123,522,000	176,268,000	(42,856,000)	765,009,000

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	509,644,000	514,310,000	873,768,000	142,441,000	(1,530,519,000)	509,644,000
Noncontrolling interests	—	—	(7,227,000)	16,363,000	—	9,136,000
Total equity	509,644,000	514,310,000	866,541,000	158,804,000	(1,530,519,000)	518,780,000
Total liabilities and equity	$514,310,000	$1,017,719,000	$990,063,000	$335,072,000	$(1,573,375,000)	$1,283,789,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Management and leasing fees	$—	$75,000	$2,807,000	$1,827,000	$—	$4,709,000
Management and leasing fees — related party	—	—	3,656,000	4,301,000	—	7,957,000
Commissions	—	—	454,000	70,000	—	524,000
Commissions — related party	—	—	—	392,000	—	392,000
Sale of real estate	—	—	2,418,000	—	—	2,418,000
Rental income	—	—	1,680,000	4,717,000	—	6,397,000
Total revenue	—	75,000	11,015,000	11,307,000	—	22,397,000
Operating expenses
Commission and marketing expenses	—	109,000	377,000	12,000	—	498,000
Compensation and related expenses	1,769,000	4,949,000	3,645,000	3,257,000	—	13,620,000
Cost of real estate sold	—	—	1,872,000	—	—	1,872,000
General and administrative	38,000	2,158,000	1,322,000	1,909,000	—	5,427,000
Depreciation and amortization	—	141,000	1,143,000	1,773,000	—	3,057,000
Rental operating expenses	—	—	884,000	2,219,000	—	3,103,000
Total operating expenses	1,807,000	7,357,000	9,243,000	9,170,000	—	27,577,000
Equity in joint venture income (loss)	—	—	965,000	(1,309,000)	—	(344,000)
Interest income from loan pool participations and notes receivable	—	38,000	2,927,000	18,000	(38,000)	2,945,000
Income from consolidated subsidiaries	(788,000)	14,403,000	8,752,000	—	(22,367,000)	—
Operating (loss) income	(2,595,000)	7,159,000	14,416,000	846,000	(22,405,000)	(2,579,000)
Non-operating income (expense)
Interest income	—	40,000	—	—	—	40,000
Acquisition-related gain	—	—	—	9,459,000	—	9,459,000
Interest expense	—	(9,690,000)	(227,000)	(1,553,000)	38,000	(11,432,000)
(Loss) income from continuing operations before benefit from income taxes	(2,595,000)	(2,491,000)	14,189,000	8,752,000	(22,367,000)	(4,512,000)
Benefit from income taxes	—	1,703,000	—	—	—	1,703,000
(Loss) income from continuing operations	(2,595,000)	(788,000)	14,189,000	8,752,000	(22,367,000)	(2,809,000)
Discontinued operations
Income from discontinued operations, net of income taxes	—	—	(3,000)	—	—	(3,000)
Gain from sale of real estate, net of income taxes	—	—	217,000	—	—	217,000
Net (loss) income	(2,595,000)	(788,000)	14,403,000	8,752,000	(22,367,000)	(2,595,000)
Net loss attributable to the noncontrolling interests	—	—	—	999,000	—	999,000
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc.	(2,595,000)	(788,000)	14,403,000	9,751,000	(22,367,000)	(1,596,000)
Preferred dividends and accretion of preferred stock issuance costs	(2,036,000)	—	—	—	—	(2,036,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(4,631,000)	$(788,000)	$14,403,000	$9,751,000	$(22,367,000)	$(3,632,000)

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Management and leasing fees	$—	$20,000	$1,590,000	$1,546,000	$—	$3,156,000
Management and leasing fees — related party	—	—	2,394,000	3,191,000	—	5,585,000
Commissions	—	43,000	562,000	61,000	—	666,000
Commissions — related party	—	—	953,000	—	—	953,000
Rental income	—	—	156,000	1,314,000	—	1,470,000
Total revenue	—	63,000	5,655,000	6,112,000	—	11,830,000
Operating expenses
Commission and marketing expenses	—	—	899,000	66,000	—	965,000
Compensation and related expenses	871,000	3,027,000	2,972,000	2,130,000	—	9,000,000
General and administrative	—	1,735,000	938,000	996,000	—	3,669,000
Depreciation and amortization	—	82,000	93,000	762,000	—	937,000
Rental operating expenses	—	—	240,000	630,000	—	870,000
Total operating expenses	871,000	4,844,000	5,142,000	4,584,000	—	15,441,000
Equity in joint venture income	—	65,000	202,000	5,249,000	—	5,516,000
Interest income from loan pool participations and notes receivable	—	—	518,000	20,000	—	538,000
Income from consolidated subsidiaries	2,353,000	7,356,000	6,380,000	—	(16,089,000)	—
Operating income	1,482,000	2,640,000	7,613,000	6,797,000	(16,089,000)	2,443,000
Non-operating income (expense)
Interest income	—	30,000	—	—	—	30,000
Interest income — related party	—	1,087,000	—	—	—	1,087,000
Gain on sale of marketable securities	—	2,931,000	—	—	—	2,931,000
Realized foreign currency exchange loss	—	(112,000)	—	—	—	(112,000)
Interest expense	—	(5,706,000)	(47,000)	(417,000)	—	(6,170,000)
Income before benefit from income taxes	1,482,000	870,000	7,566,000	6,380,000	(16,089,000)	209,000
Benefit from income taxes	—	1,483,000	—	—	—	1,483,000
Income from continuing operations	1,482,000	2,353,000	7,566,000	6,380,000	(16,089,000)	1,692,000
Discontinued operations
Income from discontinued operations, net of income taxes	—	—	2,000	—	—	2,000
Loss from sale of real estate, net of income taxes	—	—	(212,000)	—	—	(212,000)
Net income	1,482,000	2,353,000	7,356,000	6,380,000	(16,089,000)	1,482,000
Net income attributable to the noncontrolling interests	—	—	—	(2,798,000)	—	(2,798,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc.	1,482,000	2,353,000	7,356,000	3,582,000	(16,089,000)	(1,316,000)
Preferred dividends and accretion of preferred stock issuance costs	(2,036,000)	—	—	—	—	(2,036,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(554,000)	$2,353,000	$7,356,000	$3,582,000	$(16,089,000)	$(3,352,000)

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2013

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$(2,595,000)	$(788,000)	$14,403,000	$8,752,000	$(22,367,000)	$(2,595,000)

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation loss	(14,358,000)	(14,358,000)	(12,919,000)	(2,025,000)	29,302,000	(14,358,000)
Unrealized forward contract foreign currency gain	3,596,000	3,596,000	3,238,000	—	(6,834,000)	3,596,000
Total other comprehensive loss for the period	$(10,762,000)	$(10,762,000)	$(9,681,000)	$(2,025,000)	$22,468,000	$(10,762,000)

Comprehensive (loss) income	$(13,357,000)	$(11,550,000)	$4,722,000	$6,727,000	$101,000	$(13,357,000)
Comprehensive loss attributable to noncontrolling interests	—	—	—	999,000	—	999,000
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(13,357,000)	$(11,550,000)	$4,722,000	$7,726,000	$101,000	$(12,358,000)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income	$1,482,000	$2,353,000	$7,356,000	$6,380,000	$(16,089,000)	$1,482,000

Other comprehensive income (loss), net of tax:
Unrealized holding gains on available-for-sale securities	—	5,463,000	—	—	—	5,463,000
Unrealized foreign currency translation gains (loss)	—	96,000	(3,007,000)	44,000	—	(2,867,000)
Unrealized forward contract foreign currency gain	—	—	3,988,000	—	—	3,988,000
Total other comprehensive income for the period	$—	$5,559,000	$981,000	$44,000	$—	$6,584,000

Comprehensive income	$1,482,000	$7,912,000	$8,337,000	$6,424,000	$(16,089,000)	$8,066,000
Comprehensive income attributable to noncontrolling interests	—	—	—	(2,798,000)	—	(2,798,000)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$1,482,000	$7,912,000	$8,337,000	$3,626,000	$(16,089,000)	$5,268,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2013

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash provided by (used in) operating activities	$89,000	$(39,686,000)	$8,362,000	$3,670,000	$(27,565,000)
Cash flows from investing activities:
Additions to notes receivable	—	—	(5,700,000)	—	(5,700,000)
Proceeds from sale of interest in a entity	—	—	26,739,000	—	26,739,000
Additions to notes receivable—related parties	—	—	(2,544,000)	—	(2,544,000)
Net proceeds from sale of real estate	—	—	3,410,000	—	3,410,000
Purchases of and additions to real estate	—	—	(774,000)	(14,833,000)	(15,607,000)
Distributions from joint ventures	—	—	15,013,000	—	15,013,000
Contributions to joint ventures	—	(2,303,000)	(23,075,000)	(20,550,000)	(45,928,000)
Distributions from loan pool participations	—	—	13,829,000	—	13,829,000
Contributions to loan pool participations	—	—	(6,152,000)	—	(6,152,000)
(Investments in) distributions from consolidated subsidiaries, net	235,000	13,743,000	(43,888,000)	29,910,000	—
Net cash provided by (used in) investing activities	235,000	11,440,000	(23,142,000)	(5,473,000)	(16,940,000)
Cash flows from financing activities:
Borrowings under line of credit	—	35,000,000	—	—	35,000,000
Repayment of line of credit	—	(35,000,000)	—	—	(35,000,000)
Debt issue costs	—	(356,000)	—	—	(356,000)
Repayment of mortgage loans payable	—	—	—	(121,000)	(121,000)
Issuance of common stock	133,802,000	—	—	—	133,802,000
Dividends paid	(7,119,000)	—	—	—	(7,119,000)
Intercompany receivables, net	—	(2,621,000)	—	2,621,000	—
Distributions to noncontrolling interests	—	—	—	(18,000)	(18,000)
Net cash provided by (used in) financing activities	126,683,000	(2,977,000)	—	2,482,000	126,188,000
Effect of currency exchange rate changes on cash and cash equivalents	—	(2,400,000)	(532,000)	(1,158,000)	(4,090,000)
Net change in cash and cash equivalents	127,007,000	(33,623,000)	(15,312,000)	(479,000)	77,593,000
Cash and cash equivalents, beginning of year	—	64,517,000	38,489,000	17,849,000	120,855,000
Cash and cash equivalents, end of period	$127,007,000	$30,894,000	$23,177,000	$17,370,000	$198,448,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities	$—	$(15,708,000)	$15,604,000	$(5,931,000)	$(6,035,000)
Cash flows from investing activities:
Additions to notes receivable	—	—	(61,000)	—	(61,000)
Additions to notes receivable - related parties	—	(1,561,000)	—	—	(1,561,000)
Net proceeds from sale of real estate	—	—	17,905,000	—	17,905,000
Purchases of and additions to real estate	—	—	(15,689,000)	275,000	(15,414,000)
Proceeds from sales of marketable securities	—	21,386,000	—	—	21,386,000
Distributions from joint ventures	—	—	4,533,000	65,000	4,598,000
Contributions to joint ventures	—	(1,203,000)	(4,115,000)	—	(5,318,000)
(Investment in) distributions from consolidated subsidiaries, net	4,139,000	3,316,000	(15,355,000)	7,900,000	—
Net cash provided by (used in) investing activities	4,139,000	21,938,000	(12,782,000)	8,240,000	21,535,000
Cash flows from financing activities:
Repurchase of common stock	(41,000)	—	—	—	(41,000)
Dividends paid	(4,098,000)	—	—	—	(4,098,000)
Distributions to noncontrolling interests	—	—	—	(4,931,000)	(4,931,000)
Net cash (used in) provided by financing activities	(4,139,000)	—	—	(4,931,000)	(9,070,000)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	(39,000)	—	(39,000)
Net change in cash and cash equivalents	—	6,230,000	2,783,000	(2,622,000)	6,391,000
Cash and cash equivalents, beginning of period	—	95,812,000	2,553,000	17,561,000	115,926,000
Cash and cash equivalents, end of period	$—	$102,042,000	$5,336,000	$14,939,000	$122,317,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 19—SUBSEQUENT EVENTS

During April 2013, Kennedy Wilson issued 1,350,000 shares of common stock for gross proceeds of $21.2 million.

Subsequent to March 31, 2013, we received $33.4 million in distributions related to resolutions on the UK loan pool.

On May 7, 2013, Kennedy Wilson's board authorized an increase to its warrant repurchase program by 5.3 million warrants. The program now covers all currently outstanding warrants issued by Kennedy Wilson.

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

Overview
Founded in 1977, we are an international real estate investment and services firm. We are a vertically-integrated real estate operating company with approximately 390 professionals in 24 offices throughout the United States, United Kingdom, Ireland, Spain and Japan. Based on management's estimate of fair value as of March 31, 2013, we have approximately $12.3 billion of real estate and real estate-related assets under our management ("AUM"), totaling approximately 62.2 million square feet of properties throughout the United States, Europe and Japan. This includes ownership in 14,764 multifamily apartment units, of which 1,580 units are owned by our consolidated subsidiaries and 13,184 are held in joint ventures.
AUM generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, and investments in joint ventures. Our AUM is intended principally to reflect the extent of our presence in the real estate market and is not the basis for determining our management fees. Our material assets under management consist of the total estimated fair value of the real estate properties and other assets either owned by third parties, wholly owned by us or held by joint ventures and other entities in which our sponsored funds or investment vehicles and client accounts have invested. Committed (but unfunded) capital from investors in our sponsored funds is not included in our AUM. The estimated value of development properties is included at estimated completion cost.
Our operations are defined by two core business units: KW Investments and KW Services.
KW Investments invests our capital and our partners' capital in real-estate related assets including multifamily, commercial, and residential properties as well as loans secured by real estate. Occasionally we will engage in development. We are diligent in our operations of these investments and typically look to maximize cash flow on our income-producing properties, value on our non-income-producing properties, and resolutions on our loans secured by real estate. We will utilize leverage on our investments where we feel appropriate. We are mindful of the amount of leverage we elect to use, our exposure to variable interest rates, and the timing of maturities.
KW Services provides a full array of real estate-related services to investors and lenders, with a strong focus on financial institution-based clients.

The following table describes our investment account (Kennedy Wilson's equity in real estate and loan investments), which includes the following financial statement captions and is derived from our consolidated balance sheet, as of March 31, 2013 and December 31, 2012 (dollars in millions):

	March 31, 2013	December 31, 2012
Investment in joint ventures	$575.3	$543.2
Real estate, net of depreciation	403.6	289.4
Mortgage debt	(251.1)	(236.5)
Notes receivable	22.1	136.6
Acquired in-place lease value, net of amortization(1)	9.0	9.3
Loan pool participations	84.2	95.6
Total net investment account	843.1	837.6
Add back:
Accumulated depreciation and amortization	68.6	59.3
Kennedy Wilson's share of accumulated depreciation and amortization included in investment in joint ventures	17.9	14.4
Total gross investment account	$929.6	$911.3

(1) Included in other assets.
The following table breaks down our investment account information derived from our consolidated balance sheet by investment type and geographic location as of March 31, 2013:

	Dollars in millions
	Multifamily	Loans Secured by Real Estate	Commercial	Residential, Hotel, and Other (1)	Total
Western U.S.	$195.0	$74.4	$163.7	$112.7	$545.8
Other U.S.	0.4	—	3.2	9.4	13.0
Japan	83.7	—	7.6	—	91.3
United Kingdom	—	99.8	19.2	—	119.0
Ireland	21.5	43.6	8.9	—	74.0
Total	$300.6	$217.8	$202.6	$122.1	$843.1
—————
(1)    Includes for-sale residential properties, condominiums and residential land.
The following table breaks down our investment account information derived from our consolidated balance sheet by investment type and geographic location as of December 31, 2012:

	Dollars in millions
	Multifamily	Loans Secured by Real Estate	Commercial	Residential, Hotel, and Other (1)	Total
Western U.S.	$171.7	$69.0	$167.9	$106.9	$515.5
Other U.S.	0.4	—	3.3	10.5	14.2
Japan	102.7	—	8.6	—	111.3
United Kingdom	—	120.4	—	—	120.4
Ireland	22.4	44.3	9.5	—	76.2
Total	$297.2	$233.7	$189.3	$117.4	$837.6
—————
(1)    Includes for-sale residential properties, condominiums and residential land.
Kennedy Wilson's Recent Highlights
Investments business
Investment Account

•
As of March 31, 2013, our net investment account (Kennedy Wilson's equity in real estate, joint ventures, acquired in-place leases and loan investments, net of depreciation and amortization) was $843.1 million compared to $837.6 million at December 31, 2012. This change was comprised of $46.6 million of cash contributed to and income earned on investments and $41.1 million of cash distributed from investments. The gross investment account (before accumulated depreciation and amortization) was $929.6 million and $911.3 million as of March 31, 2013 and December 31, 2012, respectively. Accumulated depreciation and amortization was $86.5 million and $73.7 million as of March 31, 2013 and December 31, 2012, respectively.

•
As of March 31, 2013, the Company and its equity partners owned 17.1 million rentable square feet of real estate including investments in 14,764 apartment units and 54 commercial properties. Additionally, as of March 31, 2013, the Company and its equity partners owned in excess of $1.0 billion in unpaid principal balance of loans secured by real estate.

Operating Metrics

•	During the three months ended March 31, 2013, our investments business achieved an EBITDA of $28.5 million, a 61% increase from $17.7 million for the same period in 2012.

•
During the three months ended March 31, 2013, based on our investments in 11,923 same property multifamily units, rental revenues, net operating income and occupancy at the property level increased by 4.8%, 5.7% and 0.4%, respectively, for the same period in 2012. In addition, based on our investments in 3.2 million square feet of same property commercial real estate, rental revenues, net operating income and occupancy at the property level increased by 10.3%, 19.3% and 4.6%, respectively.

Acquisition/Disposition program

•
From January 1, 2010 through March 31, 2013, the Company and its equity partners have acquired approximately $8.2 billion of real estate-related investments (including unpaid principal balance of loan purchases). During the three months ended March 31, 2013, the Company and its equity partners acquired $233.4 million of real estate-related investments. This includes $226.0 million of real estate and $7.4 million of unpaid principal balance of loans secured by real estate in which we invested $38.0 million and $5.7 million, respectively.

•
In March 2013, the Company acquired the interests of some of its existing partners in a 615-unit apartment building in Northern California, increasing its ownership from 15% to 94%. The original 15% interest had a book value of $0, due to prior distributions. As a result of consolidating this investment, the Company realized a $9.5 million acquisition-related gain.

Property Level Debt Financing

•
During the three months ended March 31, 2013, the Company and its equity partners completed approximately $207.6 million of property re-financings at an average interest rate of 2.31% and a weighted average maturity of 7.4 years. This includes re-financings of $122.1 million at a fixed interest rate of 1.35% in our Japanese multifamily portfolio.

•
During the three months ended March 31, 2012, the Company and its equity partners completed a re-financing of $80.5 million in the Japanese multifamily portfolio at a fixed interest rate of 1.61% and a maturity of 5.0 years.

Key Investment Updates
UK Loan Pool

•	Our book equity in this investment is $58.3 million; we own 12.5% before carried interest.

•
In December 2011, we and our equity partners acquired a loan pool secured by real estate located in the United Kingdom with an unpaid principal balance of $2.1 billion. As of March 31, 2013, the unpaid principal balance was $417.4 million due to loan resolutions of approximately $1.7 billion, representing approximately 80% of the pool. The total debt incurred at the venture level at the time of purchase of these loans was $323.4 million, with a maturity date of October 2014. As a result of the resolutions in the loan pool, the venture level debt was fully paid off on March 21, 2013.

Japan Multifamily

•	Our book equity in this investment is $83.7 million; we own 40.9% before carried interest.

•	We maintained 97% occupancy in 50 apartment buildings with a total of over 2,400 units.

•
During the three months ended March 31, 2013, we settled several Japanese yen-related hedges resulting in cash proceeds of $23.7 million. Our share was $11.1 million, which reduced our basis in the joint venture.

•	Since Fairfax Financial became our partner in the Japanese multifamily portfolio in September 2010, we have distributed a total of $85.2 million, of which our share was $39.9 million.
Services Business

•	Management and leasing fees and commissions increased by 31% to $13.6 million for the three months ended March 31, 2013 from $10.4 million for the same period in 2012.

•	During the three months ended March 31, 2013, our services business achieved an EBITDA of $5.2 million, an 86% increase from $2.8 million for the same period in 2012.
Corporate Financing

•
In March 2013, we issued 9.0 million shares of common stock primarily to institutional investors, resulting in gross proceeds of $141.3 million, of which $35.0 million was used to pay off the then outstanding balance on our line of credit.

Subsequent Events

•
Subsequent to March 31, 2013, we and our equity partners have acquired approximately $0.9 billion of real estate-related investments, including 0.8 million rentable square feet of real estate, comprised of 638 apartment units and three commercial properties along with $0.8 billion of unpaid principal balance in loans secured by real estate in which we invested $75.1 million.

•
In April 2013, we issued 1.4 million shares of common stock as a result of the underwriters fully exercising their option to purchase additional shares, which resulted in gross proceeds of $21.2 million.

•	Subsequent to March 31, 2013, we received $33.4 million in distributions related to resolutions on the UK loan pool.

Results of Operations
The following table sets forth items derived from our consolidated statement of operations for the three month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Revenue
Management and leasing fees	$12,666,000	$8,741,000
Commissions	916,000	1,619,000
Sale of real estate	2,418,000	—
Rental income	6,397,000	1,470,000
Total revenue	22,397,000	11,830,000
Operating expenses
Commission and marketing expenses	498,000	965,000
Compensation and related expenses	13,620,000	9,000,000
Cost of real estate sold	1,872,000	—
General and administrative	5,427,000	3,669,000
Depreciation and amortization	3,057,000	937,000
Rental operating expenses	3,103,000	870,000
Total operating expenses	27,577,000	15,441,000
Equity in joint venture (loss) income	(344,000)	5,516,000
Interest income from loan pool participations and notes receivable	2,945,000	538,000
Operating (expense) income	(2,579,000)	2,443,000
Non-operating income (expense)
Interest income	40,000	1,117,000
Acquisition-related gain	9,459,000	—
Gain on sale of marketable securities	—	2,931,000
Realized foreign currency exchange loss	—	(112,000)
Interest expense	(11,432,000)	(6,170,000)
(Loss) income from continuing operations before benefit from income taxes	(4,512,000)	209,000
Benefit from income taxes	1,703,000	1,483,000
(Loss) income from continuing operations	(2,809,000)	1,692,000
Discontinued Operations
(Loss) income from discontinued operations, net of income taxes	(3,000)	2,000
Gain (loss) from sale of real estate, net of income taxes	217,000	(212,000)
Net (loss) income	(2,595,000)	1,482,000
Net loss (income) attributable to the noncontrolling interests	999,000	(2,798,000)
Net loss attributable to Kennedy-Wilson Holdings, Inc.	(1,596,000)	(1,316,000)
Preferred dividends and accretion of preferred stock issuance costs	(2,036,000)	(2,036,000)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(3,632,000)	$(3,352,000)
EBITDA (1)	$30,118,000	$18,291,000
Adjusted EBITDA (2)	$31,887,000	$19,162,000
—————
(1)    EBITDA represents net income before interest expense, our share of interest expense included in income from investments in joint ventures and loan pool participations, depreciation and amortization, our share of depreciation and amortization included in income from investments in joint ventures, and income taxes. We do not adjust EBITDA for gains or losses on the extinguishment of mortgage debt, as we are in the business of purchasing discounted notes secured by real estate and, in connection with these note purchases, we may resolve these loans through discounted payoffs with the borrowers. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net earnings as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Our presentation of EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. EBITDA is not calculated under GAAP and should not be considered in isolation or as a substitute for net income, cash flows or other financial data prepared in accordance with GAAP or as a measure of our overall profitability or liquidity.  Our management believes EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations.
(2)    Adjusted EBITDA represents EBITDA, as defined above, adjusted to exclude stock based compensation expense.  Our management uses Adjusted EBITDA to analyze our business because it adjusts EBITDA for items we believe will not be relevant or comparable to the nature of our business going forward. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more meaningful picture of our results from operations. However, EBITDA and Adjusted EBITDA are not recognized measurements under GAAP, and when analyzing our operating performance, readers should use EBITDA and Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as tax and debt service payments. The amounts shown for EBITDA and Adjusted EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.
We use certain non-GAAP measures to analyze our business including EBITDA(1) and Adjusted EBITDA,(2) which are calculated as follows:

	Three Months Ended March 31,
	2013	2012
Net (loss) income	$(2,595,000)	$1,482,000
Non-GAAP adjustments:
Add back:
Interest expense	11,432,000	6,170,000
Kennedy Wilson's share of interest expense included in investment in joint ventures and loan pool participation	10,617,000	7,285,000
Depreciation and amortization	3,057,000	937,000
Kennedy Wilson's share of depreciation and amortization included in investment in joint ventures	9,310,000	3,900,000
Benefit from income taxes	(1,703,000)	(1,483,000)
EBITDA (1)	30,118,000	18,291,000
Stock-based compensation	1,769,000	871,000
Adjusted EBITDA (2)	$31,887,000	$19,162,000
—————
(1)  (2)  See definitions in previous discussion.

The following tables summarize revenue, operating expenses, non-operating expenses, operating income (loss) and net income (loss) and calculates EBITDA(1) and Adjusted EBITDA(2) by our investments and services operating segments and corporate for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Investments
Rental income and sale of real estate	$8,815,000	$1,470,000
Operating expenses	(15,360,000)	(5,515,000)
Equity in joint venture (loss) income	(344,000)	5,516,000
Interest income from loan pool participations and notes receivable	2,945,000	538,000
Operating (loss) income	(3,944,000)	2,009,000
Acquisition-related gain	9,459,000	—
Gain on sale of marketable securities	—	2,931,000
Realized foreign currency exchange loss	—	(112,000)
Interest income - related party	—	1,087,000
Interest expense	(1,742,000)	(158,000)
Income from continuing operations	3,773,000	5,757,000
Discontinued operations
(Loss) income from discontinued operations, net of income taxes	(3,000)	2,000
Gain (loss) from sale of real estate, net of income taxes	217,000	(212,000)
Income before benefit from taxes	3,987,000	5,547,000
Non-GAAP adjustments:
Add back:
Interest expense	1,742,000	158,000
Kennedy Wilson's share of interest expense included in investment in joint ventures and loan pool participation	10,617,000	7,285,000
Depreciation and amortization	2,796,000	822,000
Kennedy Wilson's share of depreciation and amortization included in investment in joint ventures	9,310,000	3,900,000
EBITDA and Adjusted EBITDA (1) (2)	$28,452,000	$17,712,000

	Three Months Ended March 31,
	2013	2012
Services
Management and leasing fees and commissions	$13,582,000	$10,360,000
Operating expenses	(8,486,000)	(7,637,000)
Operating income	5,096,000	2,723,000
Income before benefit for income taxes	5,096,000	2,723,000
Non-GAAP adjustments:
Add back:
Depreciation and amortization	120,000	33,000
EBITDA and Adjusted EBITDA (1) (2)	$5,216,000	$2,756,000
—————
(1)  (2) See definitions in previous discussion.

	Three Months Ended March 31,
	2013	2012
Corporate:
Operating expenses	$(3,731,000)	$(2,289,000)
Operating loss	(3,731,000)	(2,289,000)
Interest income	40,000	30,000
Interest expense	(9,690,000)	(6,012,000)
Benefit for income taxes	1,703,000	1,483,000
Net loss	(11,678,000)	(6,788,000)
Non-GAAP adjustments:
Add back:
Interest expense	9,690,000	6,012,000
Depreciation and amortization	141,000	82,000
Benefit for income taxes	(1,703,000)	(1,483,000)
EBITDA (1)	(3,550,000)	(2,177,000)
Stock-based compensation	1,769,000	871,000
Adjusted EBITDA (2)	$(1,781,000)	$(1,306,000)
—————
(1)  (2) See definitions in previous discussion.

Our Consolidated Financial Results: Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012
Our revenues for the three months ended March 31, 2013 and 2012 were $22.4 million and $11.8 million, respectively. Total operating expenses for the same periods were $27.6 million and $15.4 million, respectively, and net loss attributable to our common shareholders was $3.6 million and $3.4 million, respectively. Adjusted EBITDA was $31.9 million and $19.2 million, respectively, for the three months ended March 31, 2013 and 2012. The Company achieved a 66% increase in adjusted EBITDA for the three months ended March 31, 2013 as compared to the same period in 2012.

Revenues
Investments Segment Revenues
Rental income was $6.4 million for the three months ended March 31, 2013 as compared to $1.5 million for the same period in 2012. The $4.9 million increase is due to the acquisition of three apartment buildings and one office building and the consolidation of two office buildings in the western United States during the fourth quarter of 2012.
    During the three months ended March 31, 2013, we sold 15 condominium units, generating $2.4 million of proceeds from the sale of real estate.
Services Segment Revenues
Third Party Services - These are management and leasing fees as well as commissions earned from third parties and relate to assets in which we do not have an ownership interest.
Our third-party management and leasing service fees were $4.7 million for the three months ended March 31, 2013 as compared to approximately $3.2 million for the same period in 2012. In March 2012, we acquired Meyers Research, a real estate consultancy firm specializing in capital sourcing and real estate research for the single-family homebuilding and multifamily apartment industries, which generated $0.9 million in management fees. Furthermore, our existing third-party management and leasing revenue increased by $0.3 million for the three months ended March 31, 2013 as compared to the same period in 2012.
Our third-party commission revenues were $0.5 million for the three months ended March 31, 2013 as compared to approximately $0.7 million for the same period in 2012. During the three months ended March 31, 2013, we had a decrease in auction sales as compared to the same period in 2012.
Related Party Services - These are management and leasing fees as well as commissions earned from our equity partners and relate to assets in which we have an ownership interest.
Our related party management and leasing services generated revenues of $8.0 million for the three months ended March 31, 2013 as compared to approximately $5.6 million for the same period in 2012. The $2.4 million or 43% increase primarily relates to $1.1 million in fees earned on the admission of new investors into one of our funds. In addition, asset management fees earned on our UK-based loan pool increased by $1.6 million due resolutions on the loan pool.
Our related party commission fees were $0.4 million for the three months ended March 31, 2013 as compared to approximately $1.0 million for the same period in 2012. The decrease is due to lower acquisition fees earned from sourcing deals in our investment platforms due to timing of closing deals.

Operating Expenses
Investments Segment Operating Expenses
Operating expenses for the three months ended March 31, 2013 increased to $15.4 million compared to $5.5 million for the same period in 2012. The increase is attributable to the following:
Compensation and related expenses increased by $2.5 million and general and administrative expenses increased by $1.1 million primarily due to the growth of our Company in the United Kingdom and Ireland to source and execute on acquisition opportunities. We began our operations in the United Kingdom and Ireland in June 2011 and have doubled our headcount there since March 31, 2012.
Rental operating expenses increased by $2.2 million due to the acquisition of three apartment buildings and one office building and the consolidation of two office buildings in the western United States during the fourth quarter of 2012.
During the three months ended March 31, 2013, we sold 15 condominium units, resulting in $1.9 million of sale-related costs with no comparable activity during the same period in 2012.
Services Segment Operating Expenses
Operating expenses (excluding depreciation and amortization expense) for the three months ended March 31, 2013 were $8.4 million as compared to $7.6 million for the same period in 2012. The increase is attributable to the following:
Compensation and related expenses increased by $1.0 million and general and administrative expenses increased by $0.4 million primarily due to the growth of our company specifically in the United Kingdom and Ireland as previously mentioned as well as the addition of approximately 20 professionals working with our Meyers Research subsidiary. The increase was offset by a reduction in commission and marketing expenses of $0.5 million due to a reduction in auction sales.
Corporate Operating Expenses
Operating expenses (excluding depreciation and amortization expense) for the three months ended March 31, 2013 were approximately $3.6 million as compared to $2.2 million for the same period in 2012. Compensation and related expenses increased by $1.1 million and general and administrative expenses increased by $0.2 million primarily due to the growth of our company.
Investments Segment Equity in Joint Venture Income
During the three months ended March 31, 2013, equity in joint ventures incurred a loss of $0.3 million as compared to a gain of $5.5 million for the same period in 2012. The income generated during the three months ended March 31, 2012 was primarily related to the sale of a 180-unit apartment building in North Hollywood, California, which generated a total gain of $16.0 million, of which $5.2 million was a gain to us and our noncontrolling interest holders. There were no sales during the three months ended March 31, 2013.
Our share of depreciation and amortization generated at the joint venture level was $9.3 million and $3.9 million for for the three months ended March 31, 2013 and 2012, respectively. We look at equity in joint venture income plus our share of the joint ventures depreciation and amortization to get a better sense of cash generated by our joint venture investments. The aggregate of these amounts were $9.0 million and $9.4 million for the three months ended March 31, 2013 and 2012, respectively.
Investments Segment Income from Loan Pool Participations and Notes Receivable
Income from loan pool participations and notes receivable was $2.9 million for the three months ended March 31, 2013 as compared to $0.5 million for the same period in 2012.
During the three months ended March 31, 2013, we accreted $2.0 million of interest income on our U.K.-based loan pool. In the later half of 2012, we acquired a loan pool in the United Kingdom and one in Ireland, which together provided $0.2 million of interest income during the three months ended March 31, 2013. Additionally, we accreted or recognized $0.7 million of interest income from new loan pools or notes originated or acquired in the western United States during the latter half of 2012 and the three months ended March 31, 2013.

During the three months ended March 31, 2012, we accreted $1.9 million of interest income on our U.K.-based loan pool. Additionally, we accreted or recognized $0.6 million of interest income from our loan pools in the western United States. These increases were offset by a $1.9 million decrease in accretion income recognized during the same period on a loan pool purchased during 2010 due to an increase in the estimated resolution periods as well as foreclosure on certain underlying real estate collateral. Even with this decrease in accretion, we have accreted to date a profit of $4.6 million on this loan pool.
Non-operating Items
Acquisition-related gains were $9.5 million for the three months ended March 31, 2013 with no comparable activity during the same period in 2012. During the three months ended March 31, 2013, the Company acquired the interest of some of its existing partners in a 615-unit apartment building in northern California. At the time of the purchase, the book value of the Company's investment was $0 due to prior distributions received, including $1.5 million in excess of our basis. Based on the $117 million imputed purchase price, the value of the Company's 15% interest was $7.4 million, which included $4.4 million of carried interest.  As a result of consolidating this investment, the Company realized a $9.5 million acquisition-related gain.
Interest expense was $11.4 million for the three months ended March 31, 2013 compared to $6.2 million for same period in 2011. The increase is primarily attributable to the additional $100 million senior notes issued in December 2012 bearing interest at a rate of 8.75% per annum and the $55 million senior notes issued in December 2012 bearing interest at 7.75% per annum. In addition, we incurred additional interest expense associated with the mortgage loans on the acquisition of three apartment buildings and one office building in the western United States during the fourth quarter of 2012.
Benefit from income taxes was $1.7 million during the three months ended March 31, 2013 as compared to $1.5 million for the same period in 2012. During the three months ended March 31, 2013, we had domestic taxable losses of $5.9 million for which we received a tax benefit at the federal tax rate of approximately 34% offset by foreign taxable income of $1.4 million by our United Kingdom and Irish subsidiaries, which are taxed at the lower foreign tax rate, resulting in a net benefit from income taxes.
We had net loss of $1.0 million attributable to a noncontrolling interest in 2013 compared to net income of $2.8 million in 2012. During 2012, the net income attributable to noncontrolling interest holders was primarily due to a gain from the sale of a multifamily property.

Liquidity and Capital Resources
Our liquidity and capital resources requirements include expenditures for joint venture investments, real estate, and real estate-related acquisitions and working capital needs. Historically, we have not required significant capital resources to support our services business. We finance these operations with internally generated funds, borrowings under our revolving line of credit, sales of real estate, resolutions in loan pools and sales of equity and debt securities. Our investments in real estate are typically financed by mortgage loans secured primarily by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral. In some cases, we guarantee a portion of the loan related to a joint venture investment, usually until some condition, such as completion of construction or leasing or certain net operating income criteria, has been met. We do not expect these guarantees to materially affect liquidity or capital resources.
We believe that our existing cash and cash equivalents plus capital generated from our services business, operating distributions from our properties, sales and refinances of our properties, resolutions in our loan pools, as well as our current line of credit, will provide us with sufficient capital requirements for at least the next 12 months.
To the extent that we engage in additional strategic investments, including real estate, loan portfolios, or acquisitions of other real estate-related companies, we may need to obtain third-party financing, which could include bank financing or the public sale or private placement of debt or equity securities.
Under our current joint venture strategy, we generally contribute property expertise and a fully funded initial cash contribution, with commitments to provide additional funding. Capital required for additional improvements and supporting operations during leasing and stabilization periods is generally obtained at the time of acquisition via debt financing or third-party investors. Accordingly, we generally do not have significant capital commitments with unconsolidated entities. However, there may be certain circumstances when we, usually with the other members of the joint venture entity, may be required to contribute additional capital for a limited period of time.
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
European Liquidity and Capital Resources
During the three months ended March 31, 2013, the Company earned $1.4 million related to operations in the United Kingdom and Ireland. Foreign taxes of $0.1 million are included in the consolidated tax provision for income taxes related to the portion of income earned directly by our United Kingdom and Ireland subsidiaries for the three months ended March 31, 2013. U.S. domestic taxes have not been provided for in the consolidated tax provision with respect to amounts earned directly by these subsidiaries since it is the Company's current plan to indefinitely invest amounts earned by these subsidiaries in the United Kingdom and Ireland operations. If these subsidiaries' cumulative earnings were repatriated to the United States, additional U.S. domestic taxes of $6.3 million would be incurred. Additionally, approximately $11.8 million of our consolidated cash and cash equivalents are held by our United Kingdom and Irish subsidiaries.

Cash Flows
Operating
Our cash flows from operating activities are primarily dependent upon the operating distributions from our joint venture investments and loan pool participations, revenues from our services business, and the level of our operating expenses and other general and administrative costs.  Net cash used in operating activities totaled $27.6 million for the three months ended March 31, 2013.  This was primarily related to operating distributions from our joint venture investments and loan pool participations of $8.4 million offset by payments of accrued expenses and other liabilities and accrued salaries and benefits. Net cash used in operating activities totaled $6.0 million for the three months ended March 31, 2012. This was primarily related to the timing of related party receivables and payments of accrued expenses and other liabilities and accrued salaries and benefits offset by distributions from joint ventures and loan pools.
Investing
Our cash flows from investing activities are generally comprised of cash used to fund investments in our joint ventures, loan pool participations, property acquisitions, capital expenditures, and loans secured by real estate, as well as return of capital investments from dispositions or refinances on our hard assets and resolutions in our loan pools. Net cash used in investing activities totaled $16.9 million for the three months ended March 31, 2013. This was primarily due to $45.9 million of equity invested in joint ventures of which $20.2 million was invested in the acquisition of a portfolio of 29 income-producing commercial properties located in the United Kingdom, $15.8 million was contributed to a joint venture for the acquisition of three loans collateralized by four properties that closed in April 2013. In addition, we invested $14.4 million to fund our equity in new and existing loans. The cash used in the aforementioned investing activities was offset by receipt of $15.0 million in distributions from our joint ventures primarily due to the settlement of several Japanese yen-related hedges resulting in a distribution of $11.1 million to us. In addition, we received $13.8 million in distributions from our loan pools primarily due to loan resolutions.

Net cash used in investing activities totaled $21.5 million for the three months ended March 31, 2012. We sold a portion of our marketable securities and received proceeds of $21.4 million. Also, a medical office building in Rancho Mirage, CA was purchased to facilitate a resolution in one of our loan pools for $15.1 million, and we subsequently sold it for net proceeds of $15.1 million. Additionally, we sold a hotel in Palm Springs, CA that was foreclosed upon and which had served as collateral for the loans within a consolidated loan pool. As a result of the sale, net proceeds of $2.8 million were received. During the three months ended March 31, 2012, we made $5.3 million in contributions to existing joint venture investments. Of this amount, $3.0 million was contributed to a joint venture to pay off existing debt. Additionally, we received $4.6 million in distributions from joint ventures of which $3.8 million was due to the sale of a 180-unit apartment building.

Financing
Our net cash related to financing activities is generally impacted by our borrowings and capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests.  Net cash provided by financing activities totaled $126.2 million for the three months ended March 31, 2013. This was primarily due to net proceeds of $133.8 million received from the issuance of 9.0 million shares of common stock primarily to institutional investors, offset by payments of cash dividends of $7.1 million to our common and preferred shareholders.
We used $9.1 million for financing activities during the three months ended March 31, 2012. We paid cash dividends of $4.1 million and distributed $4.9 million to noncontrolling interest holders as a result of the sale of a 180-unit apartment building.

Change in accounting methodology

During the quarter ended March 31, 2013, we changed our method of determination of the allocation of cash flows received from non-consolidated real estate joint ventures.  Previously, we utilized a “cumulative earnings” method which is one of two acceptable methods and which includes distributions received from unconsolidated real estate joint ventures as an operating activity up to the amount of the Company's cumulative equity in earnings of the equity method investment.  Many of the Company's investments generate positive cash flow from their operations that are substantially (or often entirely) reduced by depreciation, which is a non-cash item.  In those instances, which are common to our business, the cumulative earnings approach requires the distributions received from the operating cash flows of the unconsolidated real estate joint venture to be presented in the Company's statement of cash flows as an investing activity.    A second acceptable method, the “look-through” method, evaluates the source of the underlying cash flows to determine whether the distribution received is a return on investment (operating cash flows) or a return of investment (investing cash flows).  The look through method computes operating cash flows more consistent with how the Company determines and presents EBITDA which is an important performance indicator of the company.  The nature of the Company's business makes determining the source of such cash flows generally apparent because returns of investment are typically the result of a significant event or transaction. As such, the "look-through" method has been determined to be preferred for such non-consolidated real estate joint ventures and is reflected in our consolidated statement of cash flows.

Cumulative dividend distributions

Since being listed in November 2009, cumulative preferred and common dividends declared were:

Dividends declared
Preferred shareholders	$26,593,000
Common shareholders	22,489,000
Total dividends(1)	$49,082,000

(1) Included as a component of retained earnings in the accompanying consolidated balance sheet and consolidated statement of equity.

Warrant repurchases

In April 2010, the Board of Directors authorized a warrants repurchase program enabling Kennedy Wilson to repurchase up to 12.5 million of its outstanding warrants.  Since April 2010, Kennedy Wilson has repurchased 11.9 million of its outstanding warrants for $19.2 million.  Including the warrants repurchased in connection with the merger, the Company has repurchased 25.5 million warrants for $26.9 million or an average purchase price of $1.05. The market price as of May 7, 2013 was $4.63.

As of March 31, 2013 there were 5.8 million warrants outstanding with a market value of $20.9 million. During the three months ended March 31, 2013, Kennedy Wilson did not repurchase any of its outstanding warrants. On May 7, 2013, Kennedy Wilson's board authorized an increase to its warrant repurchase program by 5.3 million warrants. The program now covers all currently outstanding warrants issued by Kennedy Wilson.

Contractual Obligations and Commercial Commitments
At March 31, 2013, our contractual cash obligations, including debt and operating leases, included the following:

	Payments Due by Period
		Nine Months Ending
	Total	12/31/2013	1-3 years	4-5 years	After 5 years
Contractual Obligations
Borrowings: (1)
Mortgage loan payable(2)	$245,237,000	$13,612,000	$31,239,000	$46,787,000	$153,599,000
Subordinated debt	40,000,000	—	—	—	40,000,000
Senior Notes(3)	405,000,000	—	—	—	405,000,000
Total borrowings	690,237,000	13,612,000	31,239,000	46,787,000	598,599,000
Operating leases	14,502,000	2,270,000	8,122,000	1,427,000	2,683,000
Total contractual cash obligations	$704,739,000	$15,882,000	$39,361,000	$48,214,000	$601,282,000

(1)
See notes 9-12 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: nine months ending December 31, 2013 - $36,225,000; 1-3 years - $142,977,000; 4-5 years - $88,243,000; After 5 years - $149,605,000. The interest payments on variable rate debt have been calculated using the interest rate in effect at March 31, 2013.

(2) Excludes $5.9 million of unamortized debt premiums on mortgage loan payables.
(3) Excludes $4.5 million of unamortized debt premium on senior notes.

Indebtedness
The following describes our corporate indebtedness and related covenants.
In 2007, Kennedy Wilson issued junior subordinated debentures in the amount of $40.0 million. The debentures were issued to a trust established by Kennedy Wilson, which contemporaneously issued $40.0 million of trust preferred securities to Merrill Lynch International. The interest rate on the debentures is fixed for the first ten years at 9.06% and variable thereafter at LIBOR plus 3.70%. Interest is payable quarterly, with the principal due in 2037. Kennedy Wilson may redeem the debentures, in whole or in part, on any interest payment date at par.
In June 2012, Kennedy-Wilson, Inc., a wholly owned subsidiary of Kennedy Wilson, amended its existing unsecured revolving credit facility with U.S. Bank and East West Bank, which effectively increased the total principal amount available to be borrowed by an additional $25.0 million, for an aggregate of $100.0 million. The loans under the amended unsecured credit facility will bear interest at a rate equal to LIBOR plus 2.75%, and the maturity date was extended to June 30, 2015. As of March 31, 2013, there were no amounts drawn under the amended unsecured credit facility.
In April 2011, Kennedy-Wilson, Inc., a wholly owned subsidiary of Kennedy Wilson, issued $200.0 million in aggregate principal amount of its 8.750% senior notes due 2019, for approximately $198.6 million, net of discount. An additional $50.0 million in aggregate principal amount of its 8.75% senior notes due 2019 was issued for approximately $50.8 million, net of premium. In December 2012, Kennedy Wilson issued an additional $100.0 million aggregate principal amount of these 8.750% senior notes for approximately $105.3 million, net of premium. Collectively, the issuances are referred to as "the 2019 Notes." The terms of the 2019 Notes are governed by an indenture, dated as of April 5, 2011, by and among the issuer, Kennedy-Wilson, Inc, as parent guarantor; certain subsidiaries of the issuer, as subsidiary guarantors; and Wilmington Trust FSB, as amended by various subsequent supplemental indentures. The 2019 Notes bear interest at 8.750% per annum. Interest is payable on April 1 and October 1 of each year, until the maturity date of April 1, 2019. The issuer's obligations under the 2019 Notes are fully and unconditionally guaranteed by Kennedy-Wilson, Inc and the subsidiary guarantors. At any time prior to April 1, 2015, the issuer may redeem the 2019 Notes, in whole or in part, at a price equal to 100% of the principal amount, plus an applicable "make-whole" premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2015, the issuer may redeem the 2019 Notes, in whole or in part, at the redemption prices specified in the indenture. Until April 1, 2014, the issuer may choose to redeem the 2019 Notes in an amount not to exceed in aggregate 35% of the original principal amount of the 2019 Notes together with any additional 2019 Notes issued under the indenture with money the issuer or Kennedy-Wilson, Inc raise in certain equity offerings. The amount of the 2019 Notes included in the consolidated balance sheets, net of unamortized discount and premium, was $354.5 million at March 31, 2013.
In December 2012, Kennedy Wilson completed a public offering of $55.0 million aggregate principal amount of 7.75% Senior Notes due 2042 (the "2042 Notes"). The 2042 Notes were issued pursuant to an indenture dated as of November 28, 2012, by and between Kennedy Wilson, as issuer, and Wilmington Trust FSB, as trustee, as amended by various subsequent supplemental indentures. The issuer's obligations under the 2042 Notes are fully and unconditionally guaranteed by Kennedy Wilson and the subsidiary guarantors. At any time prior to December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. Interest on the 2042 Notes accrues at a rate of 7.75% per annum and is payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on March 1, 2013. The 2042 Notes will mature on December 1, 2042. The amount of the 2042 Notes included in the accompanying consolidated balance sheets was $55.0 million at March 31, 2013.
The junior subordinated debentures, the unsecured credit facility with U.S. Bank and East West Bank, and the indenture governing the 2019 Notes and 2042 Notes contain numerous restrictive covenants that, among other things, limit Kennedy Wilson's and certain of its subsidiaries' ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers.

The unsecured credit facility and junior subordinated debentures also require Kennedy Wilson to maintain a minimum tangible net worth and a specified amount of cash and cash equivalents.
The junior subordinated debentures require Kennedy-Wilson, Inc. to maintain (i) a fixed charge coverage ratio (as defined in the indenture governing the junior subordinated debentures) of not less than 1.75 to 1.00, measured on a four-quarter rolling basis, and (ii) a ratio of total debt to net worth (as defined in the indenture governing the junior subordinated debentures) of not greater than 3.00 to 1.00 at anytime. As of the most recent quarter end, Kennedy Wilson's fixed charge coverage ratio was 3.37 to 1.00 and its ratio of total debt to net worth was 1.11 to 1.00. As of March 31, 2013, Kennedy Wilson was in compliance with these covenants.
The revolving loan agreement that governs the unsecured credit facility requires Kennedy Wilson to maintain (i) a minimum rent adjusted fixed charge coverage ratio (as defined in the revolving loan agreement) of not less than 1.50 to 1.00, measured on a four-quarter rolling average basis; (ii) maximum balance sheet leverage (as defined in the revolving loan agreement) of not greater than 1.50 to 1.00, measured at the end of each calendar quarter; (iii) a maximum balance sheet leverage (as defined in the revolving loan agreement) of not greater than 1.50 to 1.00; and (iv) unrestricted cash, cash equivalents and publicly traded marketable securities in the aggregate amount of at least $40.0 million.
As of the most recent quarter end, Kennedy Wilson's adjusted fixed charge coverage ratio was 2.50 to 1.00 and its balance sheet leverage ratio was 0.76 to 1.00. As of March 31, 2013, Kennedy-Wilson, Inc. was in compliance with these covenants.
The indentures governing the 2019 Notes and 2042 Notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of March 31, 2013, the balance sheet leverage ratio was 0.70 to 1.00.

Off-Balance Sheet Arrangements
We have provided guarantees associated with loans secured by assets held in various joint venture partnerships. At March 31, 2013, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $46.8 million which is approximately 2% of property level debt of the Company. The guarantees expire through 2015, and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse affect on our financial condition.
As of March 31, 2013, we have unfulfilled capital commitments totaling $7.8 million to our joint ventures. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to joint ventures in satisfaction of our capital commitment obligations.
Please refer to our Annual Report on Form 10-K for the year ended December 31, 2012 for discussion of our non-recourse carve-out guarantees arrangements, as there have been no material changes to that disclosure.

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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of March 31, 2013. The expected maturity categories take into consideration actual amortization of principal and do not take into consideration reinvestment of cash. The weighted average interest rate for the various assets and liabilities presented are actual as of March 31, 2013. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value March 31,
(in thousands)	2013	2014	2015	2016	2017	Thereafter	Total	2013
Interest rate sensitive assets
Cash equivalents	$198,431	$—	$—	$—	$—	$—	$198,431	$198,431
Average interest rate	0.23%	—	—	—	—	—	0.23%
Variable rate receivables	10,016	—	—	—	—	—	10,016	10,016
Average interest rate	0.58%	—	—	—	—	—	0.58%
Fixed rate receivables	9,644	3,000	—	3,737	5,741	—	22,122	22,122
Average interest rate	10.43%	11.50	—	9.45	2.16	—	8.26%
Total	$218,091	$3,000	$—	$3,737	$5,741	$—	$230,569	$230,569
Weighted average interest rate	0.70%	11.50%	—%	9.45%	2.16%	—%	1.02%
Interest rate sensitive liabilities
Variable rate borrowings	—	4,391	7,032	—	—	52,475	63,898	63,898
Average interest rate	—	4.25%	3.71%	—%	—	2.24%	2.54%
Fixed rate borrowings(1)	1,873	5,888	—	—	12,000	606,578	626,339	664,470
Average interest rate	5.72%	15.00	—	—	6.75	7.49	7.54%
Total	$1,873	$10,279	$7,032	$—	$12,000	$659,053	$690,237	$728,368
Weighted average interest rate	5.72%	10.41%	3.71%	—%	6.75%	7.07%	7.08%
————————————
(1) Excludes $4.5 million of unamortized premium on the Senior Notes and $5.9 million of unamortized premiums on mortgage loans payable.

Item 4.	Controls and Procedures

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

We may be involved in various legal proceedings arising in the ordinary course of business, none of which are currently material to our business and our financial statements taken as a whole. From time to time, our real estate management division is named in “slip and fall” type litigation relating to buildings we manage. Our standard management agreement contains an indemnity provision whereby the building owner indemnifies and agrees to defend its real estate management division against such claims. In such cases, we are defended by the building owner’s liability insurer.

Item 1A.	Risk Factors

The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. There were no material changes from the risk factors disclosed in Item 1A of our report on Form 10-K for the fiscal year ended December 31, 2012.

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

KENNEDY-WILSON HOLDINGS, INC.

Dated:	May 9, 2013	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)