Form 10-Q
period 2013-06-30
Kennedy-Wilson Holdings, Inc.
filed 2013-08-08
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of common stock outstanding as of August 2, 2013 was 73,977,460.

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

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2013	December 31, 2012

Assets
Cash and cash equivalents	$139,651,000	$120,855,000
Short-term investments	—	10,000,000
Accounts receivable	7,384,000	3,647,000
Accounts receivable — related parties	22,170,000	22,393,000
Notes receivable	12,840,000	136,607,000
Notes receivable — related parties	8,552,000	—
Real estate, net of accumulated depreciation of $10,737,000 and $7,412,000 at June 30, 2013 and December 31, 2012, respectively	488,435,000	289,449,000
Investments in joint ventures ($73,968,000 and $68,363,000 carried at fair value as of June 30, 2013 and December 31, 2012, respectively)	694,664,000	543,193,000
Investments in loan pool participations	68,719,000	95,601,000
Other assets	46,867,000	38,079,000
Goodwill	23,965,000	23,965,000
Total assets	$1,513,247,000	$1,283,789,000

Liabilities and equity
Liabilities
Accounts payable	$2,051,000	$1,762,000
Accrued expenses and other liabilities	37,788,000	29,417,000
Accrued salaries and benefits	11,349,000	24,981,000
Deferred tax liability	12,720,000	22,671,000
Senior notes payable	409,348,000	409,640,000
Mortgage loans payable	318,813,000	236,538,000
Borrowings under line of credit	30,000,000	—
Junior subordinated debentures	40,000,000	40,000,000
Total liabilities	862,069,000	765,009,000

Equity
Cumulative preferred stock, $0.0001 par value: 1,000,000 shares authorized $1,000 per share liquidation preference:
6.00% Series A, 100,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012, mandatorily convertible on May 19, 2015	—	—
6.45% Series B, 32,550 shares issued and outstanding as of June 30, 2013 and December 31, 2012, mandatorily convertible on November 3, 2018	—	—
Common stock, $0.0001 par value, 125,000,000 shares authorized, 73,975,960 and 64,789,646 shares issued and 73,975,960 and 63,772,598 shares outstanding as of June 30, 2013 and December 31, 2012, respectively	7,000	6,000
Additional paid-in capital	663,575,000	512,835,000
Accumulated deficit	(22,283,000)	(5,910,000)
Accumulated other comprehensive income	361,000	12,569,000
Common stock held in treasury, at cost, $0.0001 par value, 1,017,048 shares held at December 31, 2012	—	(9,856,000)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	641,660,000	509,644,000
Noncontrolling interests	9,518,000	9,136,000
Total equity	651,178,000	518,780,000
Total liabilities and equity	$1,513,247,000	$1,283,789,000
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue
Management and leasing fees	$4,754,000	$4,101,000	$9,463,000	$7,257,000
Management and leasing fees — related party	9,356,000	6,131,000	17,313,000	11,716,000
Commissions	936,000	1,370,000	1,460,000	2,036,000
Commissions — related party	4,448,000	1,031,000	4,840,000	1,984,000
Sale of real estate	6,096,000	—	8,514,000	—
Rental income	10,365,000	1,477,000	16,762,000	2,947,000
Total revenue	35,955,000	14,110,000	58,352,000	25,940,000
Operating expenses
Commission and marketing expenses	1,336,000	1,340,000	1,834,000	2,305,000
Compensation and related expenses	18,264,000	10,294,000	31,884,000	19,294,000
Cost of real estate sold	5,130,000	—	7,002,000	—
General and administrative	6,387,000	4,888,000	11,814,000	8,557,000
Depreciation and amortization	4,415,000	977,000	7,472,000	1,914,000
Rental operating expenses	4,582,000	921,000	7,685,000	1,791,000
Total operating expenses	40,114,000	18,420,000	67,691,000	33,861,000
Equity in joint venture income	11,920,000	5,108,000	11,576,000	10,624,000
Interest income from loan pool participations and notes receivable	3,281,000	2,876,000	6,226,000	3,414,000
Operating income	11,042,000	3,674,000	8,463,000	6,117,000
Non-operating income (expense)
Interest income	127,000	25,000	167,000	55,000
Interest income — related party	72,000	1,182,000	72,000	2,269,000
Acquisition-related gain	—	—	9,459,000	—
Acquisition-related expenses	(510,000)	—	(510,000)	—
Gain on sale of marketable securities	—	—	—	2,931,000
Interest expense	(12,531,000)	(7,054,000)	(23,963,000)	(13,224,000)
Other	—	38,000	—	(74,000)
Loss from continuing operations before benefit from income taxes	(1,800,000)	(2,135,000)	(6,312,000)	(1,926,000)
Benefit from income taxes	469,000	1,138,000	2,172,000	2,621,000
(Loss) income from continuing operations	(1,331,000)	(997,000)	(4,140,000)	695,000
Discontinued operations
(Loss) income from discontinued operations, net of income taxes	—	—	(3,000)	2,000
Gain (loss) from sale of real estate, net of income taxes	—	—	217,000	(212,000)
Net (loss) income	(1,331,000)	(997,000)	(3,926,000)	485,000
Net loss (income) attributable to the noncontrolling interests	899,000	(128,000)	1,898,000	(2,926,000)
Net loss attributable to Kennedy-Wilson Holdings, Inc.	(432,000)	(1,125,000)	(2,028,000)	(2,441,000)
Preferred dividends and accretion of preferred stock issuance costs	(2,036,000)	(2,036,000)	(4,072,000)	(4,072,000)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(2,468,000)	$(3,161,000)	$(6,100,000)	$(6,513,000)
Basic and diluted earnings (loss) per share attributable to Kennedy-Wilson Holdings, Inc. common shareholders
Continuing operations	$(0.03)	$(0.06)	$(0.10)	$(0.12)
Discontinued operations, net of income taxes	—	—	—	—
Earnings (loss) per share - basic and diluted (a)	$(0.03)	$(0.06)	$(0.09)	$(0.13)
Weighted average number of common shares outstanding	70,976,247	51,401,674	66,432,823	51,280,986
Dividends declared per common share	$0.07	$0.05	$0.14	$0.10
—————
(a)  EPS amounts may not add due to rounding.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net (loss) income	$(1,331,000)	$(997,000)	$(3,926,000)	$485,000
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on marketable securities	—	(1,998,000)	—	3,465,000
Unrealized foreign currency translation (loss) gain	(3,685,000)	1,688,000	(18,043,000)	(1,179,000)
Unrealized forward contract, foreign currency gain (loss)	2,239,000	(1,808,000)	5,835,000	2,180,000
Total other comprehensive (loss) income for the period	(1,446,000)	(2,118,000)	(12,208,000)	4,466,000

Comprehensive (loss) income	(2,777,000)	(3,115,000)	(16,134,000)	4,951,000
Comprehensive loss (income) attributable to noncontrolling interests	899,000	(128,000)	1,898,000	(2,926,000)
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(1,878,000)	$(3,243,000)	$(14,236,000)	$2,025,000

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statement of Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests
	Shares	Amount	Shares	Amount						Total
Balance at December 31, 2012	132,550	$—	63,772,598	$6,000	$512,835,000	$(5,910,000)	$12,569,000	$(9,856,000)	$9,136,000	$518,780,000
Issuance of 10,350,000 shares of common stock	—	—	10,350,000	1,000	153,870,000	—	—	—	—	153,871,000
Repurchase of 427,332 warrants	—	—	—	—	(1,393,000)	—	—	—	—	(1,393,000)
Retirement of common shares held in treasury	—	—	—	—	(9,856,000)	—	—	9,856,000	—	—
Shares forfeited under the 2009 Equity Participation Plan	—	—	(146,638)		(186,000)	—	—	—	—	(186,000)
Stock-based compensation	—	—	—	—	8,283,000	—	—	—	—	8,283,000
Other comprehensive income:
Unrealized foreign currency translation loss, net of tax of $12,027,000	—	—	—	—	—	—	(18,043,000)	—	—	(18,043,000)
Unrealized forward contract foreign currency gain, net of tax of $3,887,000	—	—	—	—	—	—	5,835,000	—	—	5,835,000
Preferred stock dividends	—	—	—	—	—	(4,050,000)	—	—	—	(4,050,000)
Common stock dividends	—	—	—	—	—	(10,273,000)	—	—	—	(10,273,000)
Accretion of preferred stock issuance costs	—	—	—	—	22,000	(22,000)	—	—	—	—
Net loss	—	—	—	—	—	(2,028,000)	—	—	(1,898,000)	(3,926,000)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	2,428,000	2,428,000
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(148,000)	(148,000)
Balance at June 30, 2013	132,550	$—	73,975,960	$7,000	$663,575,000	$(22,283,000)	$361,000	$—	$9,518,000	$651,178,000
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(3,926,000)	$485,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net (gain) loss from sale of real estate	(1,729,000)	212,000
Acquisition-related gain	(9,459,000)	—
Gain from sale of marketable securities	—	(2,931,000)
Depreciation and amortization	7,472,000	1,914,000
Benefit from deferred income taxes	(1,803,000)	(809,000)
Amortization of deferred loan costs	1,061,000	625,000
Amortization of discount and accretion of premium on issuance of the senior notes and mortgage loan payable	(542,000)	26,000
Equity in joint venture income	(11,576,000)	(10,624,000)
Accretion of interest income on loan pool participations and notes receivable	(5,548,000)	(3,224,000)
Operating distributions from joint ventures	12,782,000	24,271,000
Operating distributions from loan pool participation	5,129,000	22,106,000
Stock-based compensation	3,431,000	2,078,000
Change in assets and liabilities:
Accounts receivable	(3,679,000)	(351,000)
Accounts receivable—related parties	223,000	(514,000)
Other assets	(7,989,000)	4,000
Accounts payable	289,000	(1,126,000)
Accrued expenses and other liabilities	974,000	(3,357,000)
Accrued salaries and benefits	(8,966,000)	(9,861,000)
Net cash (used in) provided by operating activities	(23,856,000)	18,924,000
Cash flows from investing activities:
Additions to notes receivable	(5,700,000)	(4,466,000)
Collections of notes receivable	33,574,000	1,301,000
Additions to notes receivable—related parties	(8,552,000)	(15,925,000)
Collections of notes receivable—related parties	—	9,093,000
Net proceeds from sale of real estate	8,991,000	17,905,000
Purchases of and additions to real estate	(108,321,000)	(15,817,000)
Proceeds from sale of marketable securities	—	21,386,000
Proceeds from maturities of short term investments	10,000,000	—
Distributions from joint ventures	25,666,000	20,599,000
Contributions to joint ventures	(173,068,000)	(49,469,000)
Distributions from loan pool participations	49,602,000	—
Contributions to loan pool participations	(27,417,000)	(49,925,000)
Net cash used in investing activities	(195,225,000)	(65,318,000)
Cash flows from financing activities:
Borrowings under line of credit	85,000,000	45,000,000
Repayment of line of credit	(55,000,000)	(10,811,000)
Borrowings under mortgage loans payable	68,330,000	—
Repayment of mortgage loans payable	(592,000)	—
Debt issue costs	(930,000)	(1,026,000)
Issuance of common stock	153,871,000	—
Repurchase of common stock	—	(47,000)
Repurchase of warrants	(1,393,000)	(1,395,000)
Dividends paid	(9,144,000)	(8,714,000)
Acquisition of noncontrolling interests	—	(473,000)
Contributions from noncontrolling interests	616,000	—
Distributions to noncontrolling interests	(148,000)	(4,931,000)
Net cash provided by financing activities	240,610,000	17,603,000
Effect of currency exchange rate changes on cash and cash equivalents	(2,733,000)	(641,000)
Net change in cash and cash equivalents	18,796,000	(29,432,000)
Cash and cash equivalents, beginning of period	120,855,000	115,926,000
Cash and cash equivalents, end of period	$139,651,000	$86,494,000
See accompanying notes to consolidated financial statements.

Supplemental cash flow information:

	Six Months Ended June 30,
	2013	2012
Cash paid for:
Interest	$23,301,000	$13,821,000
Interest capitalized	804,000	1,359,000
Income taxes	2,281,000	85,000

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2013	2012

Unrealized loss on marketable securities, net of tax	$—	$(3,465,000)
Accretion of preferred stock issuance costs	22,000	22,000
Dividends declared on common stock	5,179,000	2,756,000

During the six months ended June 30, 2013, the Company acquired the interest of some of its existing partners in a 615-unit apartment building in Northern California, increasing its ownership from 15% to 94%. As a result of obtaining control, the Company was required to consolidate the assets and liabilities at fair value in accordance with Business Combination guidance as described in note 4.

During the six months ended June 30, 2013, the Company sold a 50% interest in an entity that held a note receivable secured by the shopping center and 107 residential units in the United Kingdom to an institutional investor. As a result of the sale and loss of control, $96,031,000 in notes receivable and $78,704,000 in mortgage loans were deconsolidated as described in note 3.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1—BASIS OF PRESENTATION
Kennedy-Wilson Holdings, Inc.’s (together with its wholly owned and controlled subsidiaries, "we," "us," "our," "the Company" or “Kennedy Wilson”) unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. In the opinion of Kennedy Wilson, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2013 and 2012 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2013. For further information, your attention is directed to the footnote disclosures found in Kennedy Wilson’s Annual Report on Form 10-K for the year ended December 31, 2012.
The consolidated financial statements include the accounts of Kennedy Wilson and its wholly owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, Kennedy Wilson evaluates its relationships with other entities to identify whether they are variable interest entities ("VIEs") as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 810-10 and to assess whether it is the primary beneficiary of such entities. If the determination is made that Kennedy Wilson is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with the ASC Subtopic 810-10. The ownership of the other interest holders in consolidated subsidiaries is reflected as noncontrolling interests.
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
REVENUE RECOGNITION—Performance fees or carried interests are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds and loan pool participations based on the cumulative performance of the funds and loan pools and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, Kennedy Wilson calculates the performance fee that would be due to the general partner, special limited partner or asset manager's interests for a fund or loan pool, pursuant to the fund agreement or participation agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. Substantially all of the performance fees are recognized in management and leasing fees, and substantially all of the carried interest is recognized in equity in joint venture income in our consolidated statements of operations. Total performance fees recognized through June 30, 2013 that may be reversed in future periods if there is negative fund or loan pool performance totaled $17.8 million. Performance fees accrued as of June 30, 2013 and December 31, 2012 were $17.8 million and $12.8 million, respectively, and are included in accounts receivable—related parties in the accompanying consolidated balance sheet.
INVESTMENTS IN LOAN POOL PARTICIPATIONS AND NOTES RECEIVABLE—Interest income from investments in loan pool participations and notes receivable with declining credit quality are recognized on a level yield basis under the provisions of "Loans and Debt Securities Acquired with Deteriorated Credit Quality," ASC Subtopic 310-30, where a level yield model is utilized to determine a yield rate that, based upon projected future cash flows, accretes interest income over the estimated holding period. In the event that the present value of those future cash flows is less than net book value, a loss would be immediately recorded. When the future cash flows of a note cannot be reasonably estimated, cash payments are applied to the cost basis of the note until it is fully recovered before any interest income is recognized. Interest income from investments in notes receivable acquired at a discount are recognized using the effective interest method and interest income from notes receivable which the Company originates are recognized at the stated interest rate.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

DISTRIBUTIONS FROM UNCONSOLIDATED REAL ESTATE JOINT VENTURES—During the quarter ended March 31, 2013, the Company changed its method of accounting for determining the allocation of cash flows received from unconsolidated real estate joint ventures on its consolidated statement of cash flows from the "cumulative earnings" method to the "look-through" method both of which are acceptable methods under GAAP.  Under the "look-through" approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from the joint venture's sale of assets), in which case it is reported as an investing activity.  The newly adopted method is preferable because it enables the Company to look to the nature and source of the distribution received and classify it appropriately between operating and investing activities on the statement of cash flows based upon the source, which allows the Company to present financial statements more consistent with accounting principles of consolidation.  The effects of the change upon the six month period ended June 30, 2012 are as follows:

	Cumulative earnings method	Look-through method

Operating Cash Flows:
Operating distributions from joint ventures	$15,248,000	$24,271,000
Net cash provided from operating activities	9,901,000	18,924,000

Investing Cash Flows:
Investing distributions from joint ventures	29,622,000	20,599,000
Net cash used in investing activities	(56,295,000)	(65,318,000)
ACCOUNTS RECEIVABLE—Accounts receivable are recorded at the contractual amount as determined by the underlying agreements and do not bear interest. An allowance for doubtful accounts is provided when the Company determines there are probable credit losses in the Company’s existing accounts receivable based on historical experience. The Company reviews its accounts receivable for probable credit losses on a quarterly basis. As of June 30, 2013, the Company had an immaterial allowance for doubtful accounts and during the six months ended June 30, 2013 and 2012 recorded no provision for doubtful accounts.
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
RECENT ACCOUNTING PRONOUNCEMENTS— In February 2013, the FASB issued ASC Update No. 2013-02 "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." Update No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. ASC 2013-02 requires an entity to present separately information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income. An entity can present the information on the face of the comprehensive income statement or as a separate disclosure in the notes to the financial statements. Kennedy Wilson does not expect any effect from adoption as it has already adopted this policy.
The FASB did not issue any other ASCs during the first six months of 2013 that we expect to be applicable and have a material impact on our financial position or results of operations.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3—NOTES RECEIVABLE

The following table summarizes Kennedy Wilson's investment in notes receivable at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Note receivable, variable interest rate of 5.00% over LIBOR, interest only, due December 2016, secured by a shopping center and 107 residential units in the United Kingdom	$—	$122,770,000
Note receivable, fixed interest rate of 2.16%, due February 2017, secured by an office building in San Diego, CA	5,762,000	—
Note receivable, fixed interest rate of 10.75%, interest only, due October 2013, secured by a hotel in San Diego, CA(1)	4,275,000	4,275,000
Note receivable, fixed interest rate of 10.50%, interest only, due December 2013, secured by two office/research and development buildings in San Jose, CA. Repaid June 2013.	—	3,759,000
Note receivable, fixed interest rate of 11.50%, interest only, due November 2013, secured by 25 acres of land and an adjacent 204-slip marina in Portland, OR. Repaid May 2013.	—	3,000,000
Note receivable, fixed interest rate of 4%, interest only, due June 2017	1,193,000	1,193,000
Note receivable, fixed interest rate of 8%, interest only, due May 2013, secured by personal guarantees of borrowers(2)	900,000	900,000
Other	710,000	710,000
Notes receivable	12,840,000	136,607,000
Note receivable from a joint venture investment, fixed interest rate of 12%, principal and accrued interest due August 31, 2016.	2,544,000	—
Note receivable from a joint venture investment, fixed interest rate of 9%, principal and accrued interest due December 31, 2013.	6,008,000	—
Notes receivable — related parties	8,552,000	—
Notes receivable and notes receivable — related parties	$21,392,000	$136,607,000
——————————
(1) Note receivable was repaid in full in July 2013.
(2) The Company is currently in negotiations with debtor on an extension on the note receivable. The value of the collateral underlying the note receivable exceeds the carrying value of the note receivable.

During the six months ended June 30, 2013, Kennedy Wilson sold a 50% interest in an entity that held a note receivable secured by the shopping center and 107 residential units in the United Kingdom to an institutional investor. As a result of the sale and loss of control, Kennedy Wilson deconsolidated the investment and is accounting for it as an equity method investment.

Also during the six months ended June 30, 2013, Kennedy Wilson acquired a loan at a 23% discount with an unpaid principal balance of $7.4 million for $5.7 million on an office building in San Diego, CA. During the same period, Kennedy Wilson made loans of $2.5 million and $6.0 million to joint venture investments that are related parties. Notes receivable on buildings in San Jose, CA and a marina in Portland, OR were paid off during the quarter.

Interest Income from Notes Receivable
Kennedy Wilson recognized interest income on note receivables of $0.4 million and $0.3 million during the three months ended June 30, 2013 and 2012 and $0.8 million and $0.5 million for the six months ended June 30, 2013 and 2012.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4—REAL ESTATE
The following table summarizes Kennedy Wilson's investment in consolidated real estate properties at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Land	$157,662,000	$99,595,000
Buildings	335,297,000	193,302,000
Building improvements	6,213,000	3,964,000
	499,172,000	296,861,000
Less accumulated depreciation	(10,737,000)	(7,412,000)
Real estate, net	$488,435,000	$289,449,000

On June 27, 2013, the Company acquired a Class A office building in the golden triangle section of Beverly Hills, CA for $29.7 million which was financed with an $18.7 million mortgage loan and equity.

On April 29, 2013, the Company acquired a 450-unit apartment building in Salt Lake City, UT for $61.8 million and financed it with a $49.7 million mortgage loan and equity.

On March 28, 2013, the Company acquired the interest of some of its existing partners in a 615-unit apartment building in Northern California, increasing its ownership from 15% to 94%.  The original 15% interest had a book value of $0 due to prior distributions. Cash consideration of $15.7 million was paid by the Company to increase its ownership in the property to 94%. As a result of obtaining control, the Company was required to consolidate the assets and liabilities at fair value in accordance with Business Combination guidance. Kennedy Wilson recorded an acquisition related gain in the amount of $9.5 million in the accompanying consolidated statements of operations for the six months ended June 30, 2013 as the fair value was in excess of the carrying value of its ownership interest.  As the transaction was between willing third party market participants, the purchase price was an approximation of fair value.

Accordingly, $1.3 million in cash and cash equivalents, $0.1 million in accounts receivable, $2.2 million in other assets (including $1.2 million of acquired in-place lease values), $120.1 million in real estate, net, $0.1 million in accounts payable, $3.1 million in accrued expenses and other liabilities, $93.5 million in mortgage loans payable, and $1.8 million in noncontrolling interest were recorded as a result of the consolidation.

The results of operations of the assets acquired have been included in our consolidated financial statements since the date of its acquisition. The unaudited pro forma data presented below assumes that the acquisitions occurred as of January 1, 2012. The Company’s unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had this acquisition been consummated at the beginning of the periods presented.

	Unaudited
	Three months ended June 30,		Six months ended June 30,
Dollars in thousands, except for per share data	2013	2012	2013	2012
Pro forma revenues	$36,420	$18,062	$63,069	$33,785
Pro forma net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(2,564)	(2,602)	(6,224)	(5,069)
Pro forma net loss per share:
Basic and diluted	$(0.04)	$(0.05)	$(0.09)	$(0.10)

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
Joint Venture Holdings
As of June 30, 2013 and December 31, 2012, the Company's equity investment in joint ventures totaled $694.7 million and $543.2 million, respectively.
The following table details our investments in joint ventures by investment type and geographic location as of June 30, 2013:

	Multifamily	Commercial	Loan	Residential	Other	Total
Western U.S.	$133,567,000	$170,102,000	$49,387,000	$61,215,000	$460,000	$414,731,000
Japan	76,707,000	—	—	—	—	76,707,000
United Kingdom	—	19,476,000	33,933,000	—	—	53,409,000
Ireland	77,438,000	60,339,000	—	—	—	137,777,000
Other U.S.	372,000	3,857,000	20,000	221,000	7,570,000	12,040,000
Total	$288,084,000	$253,774,000	$83,340,000	$61,436,000	$8,030,000	$694,664,000
The following table details our investments in joint ventures by investment type and geographic location as of December 31, 2012:

	Multifamily	Commercial	Loan	Residential	Other	Total
Western U.S.	$126,860,000	$141,572,000	$41,855,000	$51,784,000	$460,000	$362,531,000
Japan	102,658,000	—	—	—	—	102,658,000
Ireland	22,359,000	9,530,000	36,729,000	—	—	68,618,000
Other U.S.	356,000	3,518,000	20,000	222,000	5,270,000	9,386,000
Total	$252,233,000	$154,620,000	$78,604,000	$52,006,000	$5,730,000	$543,193,000
KW Residential LLC
The Company's largest joint venture investment, KW Residential, LLC ("KWR"), had a balance of $76.7 million and $102.7 million as of June 30, 2013 and December 31, 2012, respectively. KWR is a joint venture investment in a portfolio of 50 apartment buildings comprised of approximately 2,400 units, located primarily in Tokyo and surrounding areas. Kennedy Wilson owns approximately 41% of KWR.
During the three and six months ended June 30, 2013, Kennedy Wilson recognized $2.5 million and $6.3 million, respectively, in losses from foreign currency translation adjustments, net of hedges from its investment in KWR. For the three and six months ended June 30, 2012 Kennedy Wilson recognized $2.3 million and $2.1 million, respectively, in gains from foreign currency translation adjustments, net of hedges from its investment in KWR.
During the three and six months ended June 30, 2013 and 2012 the Company received the following cash distributions from its investment in KWR for the settlement of hedges, refinancing of property level debt, and operating distributions:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Settlement of hedges	$222,000	$—	$10,838,000	$—
Refinancing of property level debt	4,335,000	1,766,000	5,273,000	1,766,000
Operating distributions	514,000	1,398,000	2,465,000	7,257,000
Total	$5,071,000	$3,164,000	$18,576,000	$9,023,000
The cash received as a result of unwinding KWR's hedges will not be realized in our statement of operations until the underlying investment is substantially liquidated.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

As of June 30, 2013, the Company did not have any other joint venture investments which individually exceeded 10% of the investments in the joint venture balance.
Irish Commercial Investment Joint Venture
On April 16, 2013, a joint venture investment of the Company foreclosed on a class A office building and adjacent 3.5 acre site in Dublin, Ireland. This constitutes an acquisition of a business under ASC 805 - Business Combinations.  As a result of acquiring this business, the joint venture was required to consolidate the assets and liabilities at fair value in accordance with the aforementioned guidance. As the fair value of the business was in excess of the basis in the previously held mortgage notes, the joint venture recognized a $30.1 million acquisition related gain. The Company's portion of the gain was $15.0 million and was recognized in equity in joint venture income.
Contributions to Joint Ventures
During the six months ended June 30, 2013, Kennedy Wilson made $173.1 million in contributions to new and existing joint venture investments.
See the table below for a breakdown of contributions to new joint venture investments for the six months ended June 30, 2013:

	Multifamily		Commercial		Residential
	Amount	No. of Properties	Amount	No. of Properties	Amount	No. of Properties	Total
Western U.S.	$9,085,000	2	$22,695,000	3	$800,000	1	$32,580,000
United Kingdom	—	—	39,072,000	2	—	—	39,072,000
Ireland	57,951,000	1	—	—	—	—	57,951,000
Total contributions - new joint venture investments	$67,036,000	3	$61,767,000	5	$800,000	1	$129,603,000
In addition to the capital contributions above to new joint venture investments, Kennedy Wilson contributed $43.5 million to existing joint ventures to pay off external debt, fund our share of a development project and working capital needs.
Distributions from Joint Ventures
The following table details cash distributions by investment type and geographic location as of June 30, 2013:

	Multifamily		Commercial		Loan		Residential		Total
	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$3,555,000	$6,730,000	$3,814,000	$1,778,000	$—	$—	$2,049,000	$221,000	$9,418,000	$8,729,000
Japan	1,996,000	16,580,000	—	—	—	—	—	—	1,996,000	16,580,000
United Kingdom	—	—	—	—	226,000	304,000	—	—	226,000	304,000
Ireland	—	—	1,137,000	—	—	—	—	—	1,137,000	—
Other	5,000	—	—	—	—	—	—	53,000	5,000	53,000
Total	$5,556,000	$23,310,000	$4,951,000	$1,778,000	$226,000	$304,000	$2,049,000	$274,000	$12,782,000	$25,666,000
During the six months ended June 30, 2013, Kennedy Wilson received $38.4 million in operating and investing distributions from its joint ventures. Investing distributions resulted from KWR's favorable settlement of Japanese yen-related hedges and refinancing a portion of its multifamily portfolio and the refinancing of property level debt and loan resolutions. Operating distributions resulted from operating cash flow generated by the joint venture investments.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Variable Interest Entities
Kennedy Wilson has determined that it has investments in five variable interest entities ("VIEs") as of June 30, 2013 and has concluded that Kennedy Wilson is not the primary beneficiary of any of the investments. As of June 30, 2013, the five VIEs had assets totaling $227.6 million with Kennedy Wilson’s exposure to loss as a result of its interests in these VIEs totaling $93.0 million related to its equity contributions.
The Company determines the appropriate accounting method with respect to all investments that are not VIEs based on the control-based framework (controlled entities are consolidated) provided by the consolidations guidance in ASC Topic 810. The Company's determination considers specific factors cited under ASC 810-20 "Control of Partnerships and Similar Entities" which presumes that control is held by the general partner (and managing member equivalents in limited liability companies). Limited partners' substantive participation rights may overcome this presumption of control. The Company accounts for joint ventures it is deemed not to control using the equity method of accounting while controlled entities are consolidated.
Capital Commitments
As of June 30, 2013, Kennedy Wilson has unfulfilled capital commitments totaling $7.2 million to four of its joint ventures. We may be called upon to contribute additional capital to joint ventures in satisfaction of Kennedy Wilson capital commitment obligations.
Guarantees
Kennedy Wilson has certain guarantees associated with loans secured by consolidated assets or assets held directly or in various joint ventures. As of June 30, 2013 the maximum potential amount of future payments (undiscounted) Kennedy Wilson could be required to make under the guarantees was approximately $55.7 million which is approximately 2.1% of the property level debt of the Company. The guarantees expire through 2015, and Kennedy Wilson’s performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds from the property. Based upon Kennedy Wilson’s evaluation of guarantees under ASC Subtopic 460-10 "Estimated Fair Value of Guarantees," the estimated fair value of guarantees made as of June 30, 2013 and December 31, 2012 is immaterial.

NOTE 6—INVESTMENT IN LOAN POOL PARTICIPATION
As of June 30, 2013 and December 31, 2012, the Company's investment in loan pool participations totaled $68.7 million and $95.6 million, respectively.

The Company's largest loan pool, which is secured by real estate primarily located in the United Kingdom (the “UK Loan Pool”), had a balance of $23.0 million and $60.4 million as of June 30, 2013 and December 31, 2012, respectively. In 2011, the Company, along with institutional partners, acquired this loan portfolio consisting of 58 performing loans. The 58 loans were secured by more than 170 properties comprised of the following product types: commercial, multifamily, retail, industrial, hotel and land. The Company, through a 50/50 joint venture with one of its partners, acquired a 25% participation interest in the pool for $440.9 million, of which $323.4 million was funded with debt, which was paid off on March 21, 2013. As of June 30, 2013, the unpaid principal balance ("UPB") of the loans was $316.7 million due to collections of $1.8 billion, representing 85% of the pool. The Company expects to accrete $19.8 million in interest income on the UK Loan Pool over the total estimated collection period (excluding asset management fees) and has accreted $13.8 million to date.

The following table represents the demographics of the Company's investment in the loan pools including the initial UPB and the UPB as of June 30, 2013.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

		Kennedy Wilson Ownership	Unpaid Principal Balance		Kennedy Wilson Initial Equity Invested	Investment Balance at June 30, 2013	Expected Accretion Over Total Estimated Collection Period
Acquisition Date	Location		Initial	June 30, 2013				Accreted to Date
February 2010	Western U.S.	15.0%	$342,395,000	$16,289,000	$11,154,000	$1,884,000	$4,620,000	$4,565,000
December 2011	United Kingdom	12.5%	2,111,326,000	316,682,000	61,200,000	22,996,000	19,762,000	13,763,000
April 2012	Western U.S.	75.0%	43,383,000	7,623,000	30,900,000	6,016,000	4,280,000	3,427,000
August 2012	Ireland	10.0%	477,169,000	408,160,000	7,032,000	7,613,000	1,774,000	256,000
December 2012	United Kingdom	5.0%	593,403,000	457,736,000	19,273,000	17,917,000	1,807,000	272,000
April 2013	United Kingdom	10.0%	177,170,000	176,790,000	12,988,000	12,293,000	3,924,000	164,000
		Total	$3,744,846,000	$1,383,280,000	$142,547,000	$68,719,000	$36,167,000	$22,447,000

The following table presents the interest income and foreign currency gain and (loss) recognized by Kennedy Wilson during the three and six months ended June 30, 2013 and 2012 for the loan pools that were outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income recognized	$2,892,000	$2,579,000	$5,410,000	$2,907,000
Foreign currency translation (loss) gain	(1,099,000)	(1,399,000)	(4,978,000)	651,000
Total	$1,793,000	$1,180,000	$432,000	$3,558,000

NOTE 7—FAIR VALUE MEASUREMENTS
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of June 30, 2013:

	Level 1	Level 2	Level 3	Total
Short-term investments	$—	$—	$—	$—
Investment in joint ventures	—	—	73,968,000	73,968,000
Currency forward contract	—	(437,000)	—	(437,000)
Total	$—	$(437,000)	$73,968,000	$73,531,000
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Short-term investments	$—	$10,000,000	$—	$10,000,000
Investments in joint ventures	—	—	68,363,000	68,363,000
Currency forward contract	—	(1,188,000)	—	(1,188,000)
Total	$—	$8,812,000	$68,363,000	$77,175,000
Short term investments
The carrying value of short-term investments approximates fair value due to the short-term maturities of these investments at December 31, 2012. The short-term investments matured during the second quarter of 2013.
Investments in joint ventures
Kennedy Wilson records its investments in KW Property Fund III, L.P., Kennedy Wilson Real Estate Fund IV, L.P., and SG KW Venture I, LLC (the "Funds") based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. Kennedy Wilson’s investment balance in the Funds was $27.0 million and $25.8 million at June 30, 2013 and December 31, 2012, respectively, which is included in investments in

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

joint ventures in the accompanying consolidated balance sheets. As of June 30, 2013, Kennedy Wilson had unfunded capital commitments to the Funds in the amount of $7.1 million.
Kennedy Wilson elected to use the fair value option ("FV Option") for two investments in joint venture entities to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $47.0 million and $42.6 million at June 30, 2013 and December 31, 2012, respectively, which are included in investments in joint ventures in the accompanying balance sheets.
The following table summarizes our investments in joint ventures held at fair value by type:

	June 30, 2013	December 31, 2012
Funds	$26,986,000	$25,795,000
FV Option	46,982,000	42,568,000
Total	$73,968,000	$68,363,000
The following table presents changes in Level 3 investments for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning balance	$68,360,000	$51,139,000	$68,363,000	$51,382,000
Unrealized and realized gains	—	119,000	—	87,000
Unrealized and realized losses	—	—	—	—
Contributions	5,636,000	2,483,000	5,848,000	2,514,000
Distributions	(28,000)	(1,965,000)	(243,000)	(2,207,000)
Ending balance	$73,968,000	$51,776,000	$73,968,000	$51,776,000
The change in unrealized and realized gains and losses is included in equity in joint venture income in the accompanying statements of operations.
There was no material change in unrealized gains and losses on Level 3 investments during the three and six months ended June 30, 2013 and 2012 for investments still held as of June 30, 2013.
In estimating fair value of real estate held by the Funds and the two FV Option investments, Kennedy Wilson considers significant unobservable inputs such as capitalization and discount rates. The table below describes the range of unobservable inputs for real estate assets:

Estimated Rates Used for
	Capitalization rates	Discount Rates
Multifamily	5.75% - 7.00%	7.50% - 9.00%
Commercial	6.25% - 7.50%	7.00% - 9.75%
Retail	8.00%	9.00% - 12.00%
Land and condominium units	n/a	8.00% - 12.00%
Loan	n/a	2.00% - 9.30%
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

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

measurement technique, and changes in the underlying assumptions used, including cap rates, discount rates, liquidity risks, and estimates of future cash flows, could significantly affect the fair value measurement amounts.
Currency forward contracts
Kennedy Wilson has currency forward contracts to manage its exposure to currency fluctuations between its functional currency (U.S. dollars) and the functional currency (euros) of certain of its wholly owned subsidiaries. To accomplish this objective, Kennedy Wilson hedged these exposures by entering into currency forward contracts to partially hedge Kennedy Wilson's exposure to its net investment in certain foreign operations caused by currency fluctuations. The currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the foreign currency applied to the notional value in that foreign currency discounted at a market rate for similar risks. Although Kennedy Wilson has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the derivative utilize Level 3 inputs. However, as of June 30, 2013, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, Kennedy Wilson has determined that its derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
Changes in fair value are recorded in other comprehensive income in the accompanying consolidated statements of comprehensive income (loss) as the portion of the currency forward contract used to hedge currency exposure of its certain wholly owned subsidiaries qualifies as a net investment hedge under ASC Topic 815. The fair value of the derivative instruments held as of June 30, 2013 are included in accrued expenses and other liabilities on the balance sheet.
The table below details the currency forward contracts Kennedy Wilson had as of June 30, 2013:

					Change in Unrealized Gains (Losses)
Currency	Trade Date	Settlement Date	Exchange Rate	Fair Value	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
€16.0 million	5/31/2012	6/4/2015	1.2400	$(1,064,000)	$(202,000)	$394,000
€20.0 million	5/8/2013	5/10/2016	1.3133	(50,000)	(50,000)	(50,000)
€20.0 million	6/6/2013	6/10/2016	1.3105	(128,000)	(128,000)	(128,000)
€15.0 million	6/12/2013	6/14/2016	1.3312	205,000	205,000	205,000
€18.0 million	6/12/2013	8/14/2013	1.3336	600,000	600,000	600,000
			Total	$(437,000)	$425,000	$1,021,000
In order to manage currency fluctuations between the Company's functional currency (U.S. dollar) and the functional currency of KWR's functional currency (Japanese yen), the Company entered into forward foreign currency contracts to hedge a portion of its net investment in KWR. During the three and six months ended June 30, 2013, the Company recognized a gross unrealized gain of $3.3 million and $8.7 million, respectively, related to these hedges.
Fair value of financial instruments
The carrying amounts of cash and cash equivalents, accounts receivable including related party receivables, accounts payable, accrued expenses and other liabilities, accrued salaries and benefits, and deferred and accrued income taxes approximate fair value due to their short-term maturities. The carrying value of notes receivable (excluding related party notes receivable as they are presumed not to be an arm’s length transaction) approximates fair value as the terms are similar to loans with similar characteristics available in the market.
The Company accounts for its debt liabilities at face value plus net unamortized debt premiums. The fair value as of June 30, 2013 and December 31, 2012 for the senior notes payable, borrowings under lines of credit, mortgage loans payable and junior subordinated debentures were estimated to be approximately $829.9 million and $708.2 million, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and our credit risk to the current yield of a similar security, compared to their carrying value of $798.2 million and $686.2 million at June 30, 2013 and December 31, 2012, respectively.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 8—OTHER ASSETS
Other assets consist of the following:

	June 30, 2013	December 31, 2012
Loan fees, net of accumulated amortization of $3,367,000 and $2,413,000 at June 30, 2013 and December 31, 2012, respectively	$13,633,000	$14,508,000
Deposits and other, net of accumulated amortization of $685,000 and $230,000 at June 30, 2013 and December 31, 2012, respectively	10,333,000	6,089,000
Acquired in-place leases, net of accumulated amortization of $6,464,000 and $3,086,000 at June 30, 2013 and December 31, 2012, respectively	7,585,000	9,311,000
Prepaid expenses	10,902,000	5,330,000
Office furniture and equipment net of accumulated amortization of $1,564,000 and $1,240,000 at June 30, 2013 and December 31, 2012, respectively	4,414,000	2,841,000
Other Assets	$46,867,000	$38,079,000
The estimated annual amortization expense of in-place leases for each of the years ending December 31, 2013 through December 31, 2017 approximates $2.7 million, $3.5 million, $1.1 million, $0.2 million and $0.0 million, respectively. Depreciation and amortization expense related to the above depreciable assets were $4.1 million and $1.1 million, for the six months ended June 30, 2013 and 2012, respectively.

NOTE 9—SENIOR NOTES

			June 30, 2013			December 31, 2012
				Unamortized			Unamortized
	Interest Rate	Maturity Date	Face Value	Net Premium/(Discount)	Carrying Value	Face Value	Net Premium/(Discount)	Carrying Value
2042 Notes	7.75%	12/1/2042	$55,000,000	$—	$55,000,000	$55,000,000	$—	$55,000,000
2019 Notes	8.75%	4/1/2019	350,000,000	4,348,000	354,348,000	350,000,000	4,640,000	354,640,000
Senior notes			$405,000,000	$4,348,000	$409,348,000	$405,000,000	$4,640,000	$409,640,000
The indentures governing the 2019 Notes and the 2042 Notes contain various restrictive covenants, including, among others, limitations on our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness, to make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stock, engage in transactions with affiliates, create or permit liens on assets, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indentures limit Kennedy-Wilson, Inc.'s ability and the ability of its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of June 30, 2013, the balance sheet leverage ratio was 0.73 to 1.00. See Note 18 for the guarantor and non-guarantor financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 10—MORTGAGE LOANS AND NOTES PAYABLE

Mortgage loans at June 30, 2013 and December 31, 2012 consist of the following:

		Carrying Amount of Mortgage Notes as of (1)
Types of Property Pledged as Collateral	Region	June 30, 2013	December 31, 2012
Notes receivable	United Kingdom	$—	$78,705,000
Multifamily properties (1)	Western U.S.	239,979,000	97,649,000
Commercial buildings	Western U.S.	72,946,000	54,296,000
Total mortgage loans payable		312,925,000	230,650,000

Notes payable		5,888,000	5,888,000
Total notes payable		5,888,000	5,888,000

Mortgage and notes payable(2)		$318,813,000	$236,538,000

(1) The mortgage loan payable balances include the unamortized debt premiums. Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan premium as of June 30, 2013 and December 31, 2012 was $5.7 million and $2.3 million, respectively.
(2) The mortgage payables had a weighted average interest rate of 3.95% and 4.44% at June 30, 2013 and December 31, 2012 and the note payable had a 15.00% interest rate at June 30, 2013 and December 31, 2012.

In December 2012, Kennedy Wilson acquired a loan secured by a shopping center and 107 residential units in the United Kingdom. At the time of acquisition, Kennedy Wilson invested $43.6 million of equity and borrowed $79.3 million in order to finance the transaction (see Note 3). During the six months ended June 30, 2013, Kennedy Wilson sold a 50% interest in an entity that held a note receivable to an institutional investor. As a result of the sale, Kennedy Wilson deconsolidated the investment and is accounting for it as an equity method investment.

During the six months ended June 30, 2013, two mortgage loans were consolidated as part of the acquisition of an apartment building in northern California. Additionally, during the six months ended June 30, 2013, the acquisition of an apartment building in Salt Lake City, UT and an office building in Beverly Hills, CA were partially financed with mortgages. See note 4 for more detail on the acquisitions.
The aggregate maturities of mortgage loans and notes payable subsequent to June 30, 2013 are as follows :

2013	$13,141,000
2014	9,994,000
2015	5,095,000
2016	36,304,000
2017	31,018,000
Thereafter	217,544,000
313,096,000
Debt premium	5,717,000
$318,813,000

NOTE 11—LINE OF CREDIT

Kennedy-Wilson, Inc. has an unsecured revolving credit facility with U.S. Bank and East-West Bank for $100.0 million. The loan bears interest at a rate equal to LIBOR plus 2.75% and the maturity date is June 30, 2015. The revolving loan agreement that governs the unsecured credit facility requires Kennedy-Wilson, Inc. to maintain (i) a minimum rent, adjusted fixed charge coverage ratio (as defined in the revolving loan agreement) of not less than 1.50 to 1.00, measured on a four quarter rolling

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

average basis and (ii) maximum balance sheet leverage (as defined in the revolving loan agreement) of not greater than 1.50 to 1.00, measured at the end of each calendar quarter. As of the most recent quarter end, Kennedy-Wilson, Inc.'s adjusted fixed charge coverage ratio was 2.59 to 1.00 and its balance sheet leverage ratio was 0.79 to 1.00.

The revolving loan agreement also requires Kennedy-Wilson, Inc. to maintain unrestricted cash, cash equivalents and publicly traded marketable securities in the aggregate amount of at least $40.0 million, tested quarterly and to maintain a maximum balance sheet leverage (as defined in the revolving loan agreement) of not greater than 1.50 to 1.00, measured at the end of each calendar quarter. As of June 30, 2013, Kennedy-Wilson, Inc. was in compliance with these covenants

During the six months ended June 30, 2013, the Company drew $85.0 million on its unsecured credit facility to fund acquisitions. The Company repaid $55.0 million during the six months ended June 30, 2013. As of June 30, 2013, there was $30.0 million drawn on the unsecured credit facility and $70.0 million still available.

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
The junior subordinated debentures require Kennedy Wilson to maintain (i) a fixed charge coverage ratio (as defined in the indenture governing our junior subordinated debentures) of not less than 1.75 to 1.00, measured on a four quarter rolling basis, and (ii) a ratio of total debt to net worth (as defined in the indenture governing the junior subordinated debentures) of not greater than 3.00 to 1.00 at any time. As of the most recent quarter end, Kennedy Wilson's fixed charge coverage ratio was 3.39 to 1.00 and ratio of total debt to net worth was 1.24 to 1.00. As of June 30, 2013, Kennedy Wilson was in compliance with these covenants.

NOTE 13—RELATED PARTY TRANSACTIONS
    During the following periods, Kennedy Wilson earned fees and other income from affiliates and entities in which Kennedy Wilson holds ownership interests in the following amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Management and leasing fees	$9,356,000	$6,131,000	$17,313,000	$11,716,000
Commissions	4,448,000	1,031,000	4,840,000	1,984,000
Related party revenue	$13,804,000	$7,162,000	$22,153,000	$13,700,000

NOTE 14—STOCKHOLDERS' EQUITY
Common Stock
In March 2013, Kennedy Wilson completed a follow-on offering of 9.0 million shares of its common stock, which raised $133.8 million of net proceeds. In April 2013, Kennedy Wilson issued approximately 1.4 million shares of its common stock as a result of the underwriters fully exercising their option to purchase additional shares, which resulted in net proceeds of $20.1 million.
Warrants
In April 2010, the Board of Directors authorized a warrants repurchase program enabling Kennedy Wilson to repurchase up to 12.5 million of its outstanding warrants. On May 7, 2013, Kennedy Wilson's board authorized an increase to its warrant repurchase program by 5.3 million warrants. The program now covers all currently outstanding warrants issued by Kennedy Wilson.
Since April 2010, Kennedy Wilson has repurchased 12.4 million of its outstanding warrants for $20.6 million. During the six months ended June 30, 2013, Kennedy Wilson repurchased 0.4 million of its outstanding warrants for $1.4 million. As of June 30, 2013, there were 5.4 million warrants outstanding with a market value of $24.8 million.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Dividend Distributions
During the following periods, Kennedy Wilson declared and paid the following cash distributions on its common and preferred stock:

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Declared	Paid	Declared	Paid
Preferred Stock
Series A	$3,000,000	$3,000,000	$3,000,000	$3,000,000
Series B	1,050,000	1,050,000	1,050,000	1,050,000
Total Preferred Stock	4,050,000	4,050,000	4,050,000	4,050,000
Common Stock	10,273,000	5,094,000	5,347,000	4,664,000
Total (1)	$14,323,000	$9,144,000	$9,397,000	$8,714,000
—————
(1) Common stock dividends are declared at the end of each quarter and paid in the following quarter. The amount declared and not paid is accrued on the consolidated balance sheet.

Cumulative dividend distributions

Since being listed in November 2009, cumulative earnings, preferred and common dividends declared were:

June 30, 2013
Cumulative preferred shareholders	$(28,618,000)
Cumulative common shareholders	(27,668,000)
Total cumulative dividends declared	$(56,286,000)

Stock Compensation
During the six months ended June 30, 2013 and 2012, Kennedy Wilson recognized $3.4 million and $2.1 million, respectively, of compensation expense related to the vesting of restricted stock grants.
Accumulated Other Comprehensive Income
The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net of 40% estimated tax:

	Foreign Currency Translation	Forward Contract Foreign Currency	Total Accumulated Other Comprehensive Income

Balance at December 31, 2012	$10,800,000	$1,769,000	$12,569,000
Unrealized (losses) gains, arising during the period	(30,070,000)	9,722,000	(20,348,000)
Taxes on unrealized (losses) gains, arising during the period	12,027,000	(3,887,000)	8,140,000
Balance at June 30, 2013	$(7,243,000)	$7,604,000	$361,000
The local currencies for our interests in foreign operations include the euro, the British pound sterling, and the Japanese yen. The related amounts on our balance sheets are translated into U.S. dollars at the exchange rates at the respective financial statement date, while amounts on our statements of operations are translated at the average exchange rates during the respective period. The increase in the unrealized losses on foreign currency translation is a result of the strengthening of the U.S. dollar against the euro, the British pound and the Japanese yen during the six months ended June 30, 2013.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In order to manage currency fluctuations, the Company entered into forward foreign currency contracts to hedge a portion of its Japanese yen-based investments. During the six months ended June 30, 2013, the Company recognized a gross unrealized gain of $8.7 million related to these hedges. Additionally, during the year, KWR settled several Japanese yen-related hedges resulting in cash proceeds of $23.1 million, of which Kennedy Wilson received $10.8 million. The cash received as a result of unwinding these hedges will not be realized in our statement of operations until the underlying investment is substantially liquidated. Kennedy Wilson also has a currency forward contract to manage its exposure to currency fluctuations between its functional currency (U.S. dollars) and the functional currency (euros) of certain of its wholly-owned subsidiaries (see Note 7 for more detail). During the six months ended June 30, 2013, the Company recognized a gross unrealized gain of $1.0 million related to these hedges.

NOTE 15—EARNINGS PER SHARE
For the three and six months ended June 30, 2013, a total of 19,507,357 and 19,775,968, respectively, potentially dilutive securities have not been included in the diluted weighted average shares as they are anti-dilutive.
For the three and six months ended June 30, 2012, a total of 18,229,993 and 18,215,529, respectively, potentially dilutive securities have not been included in the diluted weighted average shares as they are anti-dilutive.
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

Substantially all of the revenue—related party was generated via inter-segment activity for the six months ended June 30, 2013 and 2012. Generally, this revenue consists of fees earned on investments in which Kennedy Wilson also has an ownership interest. The amounts representing investments with related parties and non-affiliates are included in the investment segment. No single third-party client accounted for 10% or more of Kennedy Wilson's revenue during any period presented in these financial statements.
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
The following tables summarize Kennedy Wilson’s income activity by segment and corporate for the three and six months ended June 30, 2013 and 2012 and balance sheet data as of June 30, 2013 and December 31, 2012:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investments
Sale of real estate	$6,096,000	$—	$8,514,000	$—
Rental income	10,365,000	1,477,000	16,762,000	2,947,000
Total revenue	16,461,000	1,477,000	25,276,000	2,947,000
Operating expenses	18,699,000	5,445,000	31,263,000	10,139,000
Depreciation and amortization	4,135,000	860,000	6,931,000	1,682,000
Total operating expenses	22,834,000	6,305,000	38,194,000	11,821,000
Equity in joint venture income	11,920,000	5,108,000	11,576,000	10,624,000
Interest income from loan pool participations and notes receivable	3,281,000	2,876,000	6,226,000	3,414,000
Operating income	8,828,000	3,156,000	4,884,000	5,164,000
Acquisition-related gain	—	—	9,459,000	—
Acquisition-related expenses	(510,000)	—	(510,000)	—
Gain on sale of marketable securities	—	—	—	2,931,000
Other	—	38,000	—	(74,000)
Interest income - related party	72,000	1,182,000	72,000	2,269,000
Interest expense	(2,817,000)	(159,000)	(4,559,000)	(317,000)
Income from continuing operations	5,573,000	4,217,000	9,346,000	9,973,000
Discontinued Operations
(Loss) income from discontinued operations, net of income taxes	—	—	(3,000)	2,000
Gain (loss) from sale of real estate, net of income taxes	—	—	217,000	(212,000)
Income before benefit from income taxes	$5,573,000	$4,217,000	$9,560,000	$9,763,000

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Services
Management and leasing fees and commissions	$5,690,000	$5,471,000	$10,923,000	$9,293,000
Management and leasing fees and commissions - related party	13,804,000	7,162,000	22,153,000	13,700,000
Total revenue	19,494,000	12,633,000	33,076,000	22,993,000
Operating expenses	9,886,000	9,062,000	18,252,000	16,666,000
Depreciation and amortization	147,000	34,000	267,000	67,000
Total operating expenses	10,033,000	9,096,000	18,519,000	16,733,000
Operating income	9,461,000	3,537,000	14,557,000	6,260,000
Income before benefit from income taxes	$9,461,000	$3,537,000	$14,557,000	$6,260,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Corporate
Operating expenses	$7,114,000	$2,936,000	$10,704,000	$5,142,000
Depreciation and amortization	133,000	83,000	274,000	165,000
Total operating expenses	7,247,000	3,019,000	10,978,000	5,307,000
Operating loss	(7,247,000)	(3,019,000)	(10,978,000)	(5,307,000)
Interest income	127,000	25,000	167,000	55,000
Interest expense	(9,714,000)	(6,895,000)	(19,404,000)	(12,907,000)
Loss before benefit from income taxes	(16,834,000)	(9,889,000)	(30,215,000)	(18,159,000)
Benefit from income taxes	469,000	1,138,000	2,172,000	2,621,000
Net loss	$(16,365,000)	$(8,751,000)	$(28,043,000)	$(15,538,000)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated
Management fees and commissions	$5,690,000	$5,471,000	$10,923,000	$9,293,000
Management fees and commissions - related party	13,804,000	7,162,000	22,153,000	13,700,000
Sale of real estate	6,096,000	—	8,514,000	—
Rental income	10,365,000	1,477,000	16,762,000	2,947,000
Total revenue	35,955,000	14,110,000	58,352,000	25,940,000
Operating expenses	35,699,000	17,443,000	60,219,000	31,947,000
Depreciation and amortization	4,415,000	977,000	7,472,000	1,914,000
Total operating expenses	40,114,000	18,420,000	67,691,000	33,861,000
Equity in joint venture income	11,920,000	5,108,000	11,576,000	10,624,000
Interest income from loan pool participations and notes receivable	3,281,000	2,876,000	6,226,000	3,414,000
Operating income	11,042,000	3,674,000	8,463,000	6,117,000
Interest income	127,000	25,000	167,000	55,000
Interest income - related party	72,000	1,182,000	72,000	2,269,000
Acquisition-related gain	—	—	9,459,000	—
Acquisition-related expenses	(510,000)	—	(510,000)	—
Gain on sale of marketable securities	—	—	—	2,931,000
Interest expense	(12,531,000)	(7,054,000)	(23,963,000)	(13,224,000)
Other	—	38,000	—	(74,000)
Loss from continuing operations before benefit from income taxes	(1,800,000)	(2,135,000)	(6,312,000)	(1,926,000)
Benefit from income taxes	469,000	1,138,000	2,172,000	2,621,000
Loss from continuing operations	(1,331,000)	(997,000)	(4,140,000)	695,000
Discontinued Operations
(Loss) income from discontinued operations, net of income taxes	—	—	(3,000)	2,000
Gain (loss) from sale of real estate, net of income taxes	—	—	217,000	(212,000)
Net (loss) income	$(1,331,000)	$(997,000)	$(3,926,000)	$485,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	June 30, 2013	December 31, 2012
Total Assets
Investments	$1,284,469,000	$1,070,607,000
Services	106,327,000	105,370,000
Corporate	122,451,000	107,812,000
Total assets	$1,513,247,000	$1,283,789,000

NOTE 17—INCOME TAXES
In determining quarterly provisions for income taxes, Kennedy Wilson uses an effective tax rate based on actual year-to-date income and statutory tax rates. The effective tax rate also reflects Kennedy Wilson's assessment of its potential exposure for uncertain tax positions.
The fluctuations between periods in the Company's effective tax rate are mainly due to varying levels of income and amounts attributable to foreign sourced income and noncontrolling interests. Permanent differences that impact the Company's effective rate as compared to the U.S. federal statutory rate of 34% were not materially different in amount for all periods. The difference between the U.S. federal rate of 34% and the Company's effective rate is attributable to the taxation of foreign sourced income being taxed at rates lower than the U.S. domestic rate and income attributable to noncontrolling interests. The Company's subsidiaries in Ireland and the United Kingdom are subject to corporate tax rates of 12.5% and 23%, respectively.

NOTE 18—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information include:

(1) Condensed consolidating balance sheets as of June 30, 2013 and December 31, 2012; consolidating statements of operations for the three and six months ended June 30, 2013 and 2012; consolidating statements of comprehensive income for the three and six months ended June 30, 2013 and 2012; and condensed consolidating statements of cash flows for the six months ended June 30, 2013 and 2012, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.

Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the six months ended June 30, 2013 or 2012.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2013

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$107,370,000	$4,681,000	$12,370,000	$15,230,000	$—	$139,651,000
Accounts receivable	—	1,458,000	3,014,000	2,912,000	—	7,384,000
Accounts receivable — related parties	—	257,000	5,224,000	16,689,000	—	22,170,000
Intercompany receivables	—	5,704,000	—	—	(5,704,000)	—
Notes receivable	—	1,902,000	10,038,000	900,000	—	12,840,000
Notes receivable - related parties	—	6,008,000	2,544,000	—	—	8,552,000
Intercompany loans receivable	—	56,745,000	—	—	(56,745,000)	—
Real estate, net of accumulated depreciation	—	—	116,944,000	371,491,000	—	488,435,000
Investments in joint ventures	—	7,793,000	573,982,000	112,889,000	—	694,664,000
Investments in and advances to consolidated subsidiaries	539,626,000	954,964,000	193,965,000	—	(1,688,555,000)	—
Investments in loan pool participations	—	—	68,719,000	—	—	68,719,000
Other assets	—	17,635,000	12,143,000	17,089,000	—	46,867,000
Goodwill	—	—	17,216,000	6,749,000	—	23,965,000
Total assets	$646,996,000	$1,057,147,000	$1,016,159,000	$543,949,000	$(1,751,004,000)	$1,513,247,000

Liabilities and equity
Liabilities
Accounts payable	$142,000	$883,000	$538,000	$488,000	$—	$2,051,000
Accrued expenses and other liabilities	5,194,000	13,830,000	7,850,000	10,914,000	—	37,788,000
Intercompany payables	—	—	—	5,704,000	(5,704,000)	—
Accrued salaries and benefits	—	9,050,000	1,253,000	1,046,000	—	11,349,000
Deferred tax liability	—	14,410,000	(487,000)	(1,203,000)	—	12,720,000
Senior notes payable	—	409,348,000	—	—	—	409,348,000
Intercompany loans payable	—	—	—	56,745,000	(56,745,000)	—
Mortgage loans payable	—	—	52,041,000	266,772,000	—	318,813,000
Borrowings under line of credit	—	30,000,000	—	—	—	30,000,000
Junior subordinated debentures	—	40,000,000	—	—	—	40,000,000
Total liabilities	5,336,000	517,521,000	61,195,000	340,466,000	(62,449,000)	862,069,000

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	641,660,000	539,626,000	954,964,000	193,965,000	(1,688,555,000)	641,660,000
Noncontrolling interests	—	—	—	9,518,000	—	9,518,000
Total equity	641,660,000	539,626,000	954,964,000	203,483,000	(1,688,555,000)	651,178,000
Total liabilities and equity	$646,996,000	$1,057,147,000	$1,016,159,000	$543,949,000	$(1,751,004,000)	$1,513,247,000

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

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Management and leasing fees	$—	$60,000	$3,068,000	$1,626,000	$—	$4,754,000
Management and leasing fees — related party	—	—	3,162,000	6,194,000	—	9,356,000
Commissions	—	374,000	281,000	281,000	—	936,000
Commissions — related party	—	—	776,000	3,672,000	—	4,448,000
Sale of real estate	—	—	6,096,000	—	—	6,096,000
Rental income	—	—	1,535,000	8,830,000	—	10,365,000
Total revenue	—	434,000	14,918,000	20,603,000	—	35,955,000
Operating expenses
Commission and marketing expenses	—	264,000	1,042,000	30,000	—	1,336,000
Compensation and related expenses	1,662,000	8,601,000	3,375,000	4,626,000	—	18,264,000
Cost of real estate sold	—	—	5,130,000	—	—	5,130,000
General and administrative	308,000	2,266,000	747,000	3,066,000	—	6,387,000
Depreciation and amortization	—	133,000	1,148,000	3,134,000	—	4,415,000
Rental operating expenses	—	—	760,000	3,822,000	—	4,582,000
Total operating expenses	1,970,000	11,264,000	12,202,000	14,678,000	—	40,114,000
Equity in joint venture income (loss)	—	—	13,947,000	(2,039,000)	12,000	11,920,000
Interest income from loan pool participations and notes receivable	—	(38,000)	3,263,000	18,000	38,000	3,281,000
Income from consolidated subsidiaries	639,000	20,267,000	728,000	—	(21,634,000)	—
Operating (loss) income	(1,331,000)	9,399,000	20,654,000	3,904,000	(21,584,000)	11,042,000
Non-operating income (expense)
Interest income	—	132,000	79,000	—	(84,000)	127,000
Interest income — related party	—	72,000	—	—	—	72,000
Acquisition-related expense	—	—	(232,000)	(278,000)	—	(510,000)
Interest expense	—	(9,706,000)	(234,000)	(2,625,000)	34,000	(12,531,000)
(Loss) income from continuing operations before benefit from income taxes	(1,331,000)	(103,000)	20,267,000	1,001,000	(21,634,000)	(1,800,000)
Benefit from income taxes	—	742,000	—	(273,000)	—	469,000
(Loss) income from continuing operations	(1,331,000)	639,000	20,267,000	728,000	(21,634,000)	(1,331,000)
Discontinued operations
Income from discontinued operations, net of income taxes	—	—	—	—	—	—
Gain from sale of real estate, net of income taxes	—	—	—	—	—	—
Net (loss) income	(1,331,000)	639,000	20,267,000	728,000	(21,634,000)	(1,331,000)
Net loss attributable to the noncontrolling interests	—	—	—	899,000	—	899,000
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc.	(1,331,000)	639,000	20,267,000	1,627,000	(21,634,000)	(432,000)
Preferred dividends and accretion of preferred stock issuance costs	(2,036,000)	—	—	—	—	(2,036,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(3,367,000)	$639,000	$20,267,000	$1,627,000	$(21,634,000)	$(2,468,000)

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2013

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Management and leasing fees	$—	$135,000	$5,875,000	$3,453,000	$—	$9,463,000
Management and leasing fees — related party	—	—	6,818,000	10,495,000	—	17,313,000
Commissions	—	374,000	735,000	351,000	—	1,460,000
Commissions — related party	—	—	776,000	4,064,000	—	4,840,000
Sale of real estate	—	—	8,514,000	—	—	8,514,000
Rental income	—	—	3,215,000	13,547,000	—	16,762,000
Total revenue	—	509,000	25,933,000	31,910,000	—	58,352,000
Operating expenses
Commission and marketing expenses	—	373,000	1,419,000	42,000	—	1,834,000
Compensation and related expenses	3,431,000	13,550,000	7,020,000	7,883,000	—	31,884,000
Cost of real estate sold	—	—	7,002,000	—	—	7,002,000
General and administrative	346,000	4,424,000	2,069,000	4,975,000	—	11,814,000
Depreciation and amortization	—	274,000	2,291,000	4,907,000	—	7,472,000
Rental operating expenses	—	—	1,644,000	6,041,000	—	7,685,000
Total operating expenses	3,777,000	18,621,000	21,445,000	23,848,000	—	67,691,000
Equity in joint venture income (loss)	—	—	14,912,000	(3,348,000)	12,000	11,576,000
Interest income from loan pool participations and notes receivable	—	—	6,190,000	36,000		6,226,000
Income from consolidated subsidiaries	(149,000)	34,670,000	9,480,000	—	(44,001,000)	—
Operating (loss) income	(3,926,000)	16,558,000	35,070,000	4,750,000	(43,989,000)	8,463,000
Non-operating income (expense)
Interest income	—	172,000	79,000	—	(84,000)	167,000
Interest income — related party	—	72,000	—	—		72,000
Acquisition-related gain	—	—		9,459,000	—	9,459,000
Acquisition-related expense	—	—	(232,000)	(278,000)	—	(510,000)
Interest expense	—	(19,396,000)	(461,000)	(4,178,000)	72,000	(23,963,000)
(Loss) income from continuing operations before benefit from income taxes	(3,926,000)	(2,594,000)	34,456,000	9,753,000	(44,001,000)	(6,312,000)
Benefit from income taxes	—	2,445,000	—	(273,000)	—	2,172,000
(Loss) income from continuing operations	(3,926,000)	(149,000)	34,456,000	9,480,000	(44,001,000)	(4,140,000)
Discontinued operations
Income from discontinued operations, net of income taxes	—	—	(3,000)	—	—	(3,000)
Gain from sale of real estate, net of income taxes	—	—	217,000	—	—	217,000
Net (loss) income	(3,926,000)	(149,000)	34,670,000	9,480,000	(44,001,000)	(3,926,000)
Net loss attributable to the noncontrolling interests	—	—	—	1,898,000	—	1,898,000
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc.	(3,926,000)	(149,000)	34,670,000	11,378,000	(44,001,000)	(2,028,000)
Preferred dividends and accretion of preferred stock issuance costs	(4,072,000)	—	—	—	—	(4,072,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(7,998,000)	$(149,000)	$34,670,000	$11,378,000	$(44,001,000)	$(6,100,000)

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Management and leasing fees	$—	$313,000	$2,471,000	$1,317,000	$—	$4,101,000
Management and leasing fees — related party	—	—	2,622,000	3,509,000	—	6,131,000
Commissions	—	12,000	279,000	1,079,000	—	1,370,000
Commissions — related party	—	—	1,031,000	—	—	1,031,000
Rental income	—	—	150,000	1,327,000	—	1,477,000
Total revenue	—	325,000	6,553,000	7,232,000	—	14,110,000
Operating expenses
Commission and marketing expenses	—	98,000	1,191,000	51,000	—	1,340,000
Compensation and related expenses	1,207,000	3,896,000	2,973,000	2,218,000	—	10,294,000
General and administrative	—	2,931,000	947,000	1,010,000	—	4,888,000
Depreciation and amortization	—	83,000	99,000	795,000	—	977,000
Rental operating expenses	—	—	250,000	671,000	—	921,000
Total operating expenses	1,207,000	7,008,000	5,460,000	4,745,000	—	18,420,000
Equity in joint venture income	—	364,000	4,525,000	219,000	—	5,108,000
Interest income from loan pool participations and notes receivable	—	—	2,857,000	19,000	—	2,876,000
Income from consolidated subsidiaries	210,000	10,236,000	1,808,000	—	(12,254,000)	—
Operating income	(997,000)	3,917,000	10,283,000	2,725,000	(12,254,000)	3,674,000
Non-operating income (expense)
Interest income	—	1,000	24,000	—	—	25,000
Interest income — related party	—	1,182,000	—	—	—	1,182,000
Other	—	—	—	38,000	—	38,000
Interest expense	—	(6,529,000)	(71,000)	(454,000)	—	(7,054,000)
Income before benefit from income taxes	(997,000)	(1,429,000)	10,236,000	2,309,000	(12,254,000)	(2,135,000)
Benefit from income taxes	—	1,639,000	—	(501,000)	—	1,138,000
Income from continuing operations	(997,000)	210,000	10,236,000	1,808,000	(12,254,000)	(997,000)
Discontinued operations
Income from discontinued operations, net of income taxes	—	—	—	—	—	—
Loss from sale of real estate, net of income taxes	—	—	—	—	—	—
Net (loss) income	(997,000)	210,000	10,236,000	1,808,000	(12,254,000)	(997,000)
Net income attributable to the noncontrolling interests	—	—	—	(128,000)	—	(128,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc.	(997,000)	210,000	10,236,000	1,680,000	(12,254,000)	(1,125,000)
Preferred dividends and accretion of preferred stock issuance costs	(2,036,000)	—	—	—	—	(2,036,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(3,033,000)	$210,000	$10,236,000	$1,680,000	$(12,254,000)	$(3,161,000)

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Management and leasing fees	$—	$333,000	$4,061,000	$2,863,000	$—	$7,257,000
Management and leasing fees — related party	—	—	5,016,000	6,700,000	—	11,716,000
Commissions	—	55,000	841,000	1,140,000	—	2,036,000
Commissions — related party	—	—	1,984,000	—	—	1,984,000
Rental income	—	—	306,000	2,641,000	—	2,947,000
Total revenue	—	388,000	12,208,000	13,344,000	—	25,940,000
Operating expenses
Commission and marketing expenses	—	98,000	2,090,000	117,000	—	2,305,000
Compensation and related expenses	2,078,000	6,923,000	5,945,000	4,348,000	—	19,294,000
General and administrative	—	4,666,000	1,885,000	2,006,000	—	8,557,000
Depreciation and amortization	—	165,000	192,000	1,557,000	—	1,914,000
Rental operating expenses	—	—	490,000	1,301,000	—	1,791,000
Total operating expenses	2,078,000	11,852,000	10,602,000	9,329,000	—	33,861,000
Equity in joint venture income	—	429,000	4,727,000	5,468,000	—	10,624,000
Interest income from loan pool participations and notes receivable	—	—	3,375,000	39,000	—	3,414,000
Income from consolidated subsidiaries	2,563,000	17,592,000	8,188,000	—	(28,343,000)	—
Operating income	485,000	6,557,000	17,896,000	9,522,000	(28,343,000)	6,117,000
Non-operating income (expense)
Interest income	—	31,000	24,000	—	—	55,000
Interest income — related party	—	2,269,000	—	—	—	2,269,000
Gain on sale of marketable securities	—	2,931,000	—	—	—	2,931,000
Other	—	(112,000)	—	38,000	—	(74,000)
Interest expense	—	(12,235,000)	(118,000)	(871,000)	—	(13,224,000)
Income before benefit from income taxes	485,000	(559,000)	17,802,000	8,689,000	(28,343,000)	(1,926,000)
Benefit from income taxes	—	3,122,000	—	(501,000)	—	2,621,000
Income from continuing operations	485,000	2,563,000	17,802,000	8,188,000	(28,343,000)	695,000
Discontinued operations
Income from discontinued operations, net of income taxes	—	—	2,000	—	—	2,000
Loss from sale of real estate, net of income taxes	—	—	(212,000)	—	—	(212,000)
Net (loss) income	485,000	2,563,000	17,592,000	8,188,000	(28,343,000)	485,000
Net income attributable to the noncontrolling interests	—	—	—	(2,926,000)	—	(2,926,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc.	485,000	2,563,000	17,592,000	5,262,000	(28,343,000)	(2,441,000)
Preferred dividends and accretion of preferred stock issuance costs	(4,072,000)	—	—	—	—	(4,072,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(3,587,000)	$2,563,000	$17,592,000	$5,262,000	$(28,343,000)	$(6,513,000)

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2013

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$(1,331,000)	$639,000	$20,267,000	$728,000	$(21,634,000)	$(1,331,000)

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation loss	(3,685,000)	(3,685,000)	(5,074,000)	(488,000)	9,247,000	(3,685,000)
Unrealized forward contract foreign currency gain	2,239,000	2,239,000	1,983,000	—	(4,222,000)	2,239,000
Total other comprehensive loss for the period	$(1,446,000)	$(1,446,000)	$(3,091,000)	$(488,000)	$5,025,000	$(1,446,000)

Comprehensive (loss) income	$(2,777,000)	$(807,000)	$17,176,000	$240,000	$(16,609,000)	$(2,777,000)
Comprehensive loss attributable to noncontrolling interests	—	—	—	899,000	—	899,000
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(2,777,000)	$(807,000)	$17,176,000	$1,139,000	$(16,609,000)	$(1,878,000)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$(997,000)	$210,000	$10,236,000	$1,808,000	$(12,254,000)	$(997,000)

Other comprehensive income (loss), net of tax:
Unrealized holding gains on available-for-sale securities	—	(1,998,000)	—	—	—	(1,998,000)
Unrealized foreign currency translation gains (loss)	—	—	2,120,000	(432,000)	—	1,688,000
Unrealized forward contract foreign currency gain	—	(328,000)	(1,480,000)	—	—	(1,808,000)
Total other comprehensive income for the period	$—	$(2,326,000)	$640,000	$(432,000)	$—	$(2,118,000)

Comprehensive income	$(997,000)	$(2,116,000)	$10,876,000	$1,376,000	$(12,254,000)	$(3,115,000)
Comprehensive income attributable to noncontrolling interests	—	—	—	(128,000)	—	(128,000)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$(997,000)	$(2,116,000)	$10,876,000	$1,248,000	$(12,254,000)	$(3,243,000)

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2013

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$(3,926,000)	$(149,000)	$34,670,000	$9,480,000	$(44,001,000)	$(3,926,000)

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation loss	(18,043,000)	(18,043,000)	(17,993,000)	(2,513,000)	38,549,000	(18,043,000)
Unrealized forward contract foreign currency gain	5,835,000	5,835,000	5,221,000	—	(11,056,000)	5,835,000
Total other comprehensive loss for the period	$(12,208,000)	$(12,208,000)	$(12,772,000)	$(2,513,000)	$27,493,000	$(12,208,000)

Comprehensive (loss) income	$(16,134,000)	$(12,357,000)	$21,898,000	$6,967,000	$(16,508,000)	$(16,134,000)
Comprehensive loss attributable to noncontrolling interests	—	—	—	1,898,000	—	1,898,000
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(16,134,000)	$(12,357,000)	$21,898,000	$8,865,000	$(16,508,000)	$(14,236,000)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income	$485,000	$2,563,000	$17,592,000	$8,188,000	$(28,343,000)	$485,000

Other comprehensive income (loss), net of tax:
Unrealized holding gains on available-for-sale securities	—	3,465,000	—	—	—	3,465,000
Unrealized foreign currency translation gains (loss)	—	96,000	(887,000)	(388,000)	—	(1,179,000)
Unrealized forward contract foreign currency gain	—	(328,000)	2,508,000	—	—	2,180,000
Total other comprehensive income for the period	$—	$3,233,000	$1,621,000	$(388,000)	$—	$4,466,000

Comprehensive income	$485,000	$5,796,000	$19,213,000	$7,800,000	$(28,343,000)	$4,951,000
Comprehensive income attributable to noncontrolling interests	—	—	—	(2,926,000)	—	(2,926,000)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$485,000	$5,796,000	$19,213,000	$4,874,000	$(28,343,000)	$2,025,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2013

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash provided by (used in) operating activities	$(189,000)	$(46,382,000)	$16,795,000	$5,920,000	$(23,856,000)
Cash flows from investing activities:
Additions to notes receivable	—	—	(5,700,000)	—	(5,700,000)
Collections of notes receivable	—	—	33,574,000	—	33,574,000
Additions to notes receivable—related parties	—	(6,008,000)	(2,544,000)	—	(8,552,000)
Net proceeds from sale of real estate	—	—	8,991,000	—	8,991,000
Purchases of and additions to real estate	—	—	(30,800,000)	(77,521,000)	(108,321,000)
Distributions from joint ventures	—	177,000	22,789,000	2,700,000	25,666,000
Contributions to joint ventures	—	(2,300,000)	(135,254,000)	(35,514,000)	(173,068,000)
Distributions from loan pool participations	—	—	49,602,000	—	49,602,000
Contributions to loan pool participations	—	—	(27,417,000)	—	(27,417,000)
Proceeds from maturities to short term investments	—	10,000,000	—	—	10,000,000
(Investments in) distributions from consolidated subsidiaries, net	(35,775,000)	(24,579,000)	26,469,000	33,885,000	—
Net cash provided by (used in) investing activities	(35,775,000)	(22,710,000)	(60,290,000)	(76,450,000)	(195,225,000)
Cash flows from financing activities:
Borrowings under line of credit	—	85,000,000	—	—	85,000,000
Repayment of line of credit	—	(55,000,000)	—	—	(55,000,000)
Borrowings under mortgage loans payable	—	—	18,650,000	49,680,000	68,330,000
Debt issue costs	—	(930,000)	—	—	(930,000)
Repayment of mortgage loans payable	—	—	—	(592,000)	(592,000)
Issuance of common stock	153,871,000	—	—	—	153,871,000
Dividends paid	(9,144,000)	—	—	—	(9,144,000)
Repurchase of warrants	(1,393,000)	—	—	—	(1,393,000)
Intercompany receivables, net	—	(19,729,000)	136,000	19,593,000	—
Contributions from noncontrolling interests	—	—	—	616,000	616,000
Distributions to noncontrolling interests	—	—	—	(148,000)	(148,000)
Net cash provided by (used in) financing activities	143,334,000	9,341,000	18,786,000	69,149,000	240,610,000
Effect of currency exchange rate changes on cash and cash equivalents	—	(85,000)	(1,410,000)	(1,238,000)	(2,733,000)
Net change in cash and cash equivalents	107,370,000	(59,836,000)	(26,119,000)	(2,619,000)	18,796,000
Cash and cash equivalents, beginning of year	—	64,517,000	38,489,000	17,849,000	120,855,000
Cash and cash equivalents, end of period	$107,370,000	$4,681,000	$12,370,000	$15,230,000	$139,651,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities	$—	$(35,269,000)	$54,210,000	$(17,000)	$18,924,000
Cash flows from investing activities:
Additions to notes receivable	—	—	(4,466,000)	—	(4,466,000)
Collections of notes receivable	—	—	1,301,000	—	1,301,000
Additions to notes receivable - related parties	—	(15,925,000)	—	—	(15,925,000)
Collections of notes receivable - related parties	—	9,093,000	—	—	9,093,000
Net proceeds from sale of real estate	—	—	17,905,000	—	17,905,000
Purchases of and additions to real estate	—	—	(15,702,000)	(115,000)	(15,817,000)
Proceeds from sales of marketable securities	—	21,386,000	—	—	21,386,000
Distributions from joint ventures	—	—	20,472,000	127,000	20,599,000
Contributions to joint ventures	—	(1,202,000)	(44,805,000)	(3,462,000)	(49,469,000)
Contributions to loan pool participations	—	—	(49,925,000)	—	(49,925,000)
(Investment in) distributions from consolidated subsidiaries, net	10,156,000	(37,006,000)	20,088,000	6,762,000	—
Net cash provided by (used in) investing activities	10,156,000	(23,654,000)	(55,132,000)	3,312,000	(65,318,000)
Cash flows from financing activities:
Borrowings under line of credit	—	45,000,000	—	—	45,000,000
Repayment of lines of credit	—	(10,811,000)	—	—	(10,811,000)
Debt issue costs	—	(1,026,000)	—	—	(1,026,000)
Repurchase of common stock	(47,000)	—	—	—	(47,000)
Repurchase of warrants	(1,395,000)	—	—	—	(1,395,000)
Dividends paid	(8,714,000)	—	—	—	(8,714,000)
Acquisition of noncontrolling interests	—	—	—	(473,000)	(473,000)
Distributions to noncontrolling interests	—	—	—	(4,931,000)	(4,931,000)
Net cash (used in) provided by financing activities	(10,156,000)	33,163,000	—	(5,404,000)	17,603,000
Effect of currency exchange rate changes on cash and cash equivalents	—	—	(641,000)	—	(641,000)
Net change in cash and cash equivalents	—	(25,760,000)	(1,563,000)	(2,109,000)	(29,432,000)
Cash and cash equivalents, beginning of period	—	95,812,000	2,553,000	17,561,000	115,926,000
Cash and cash equivalents, end of period	$—	$70,052,000	$990,000	$15,452,000	$86,494,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 19—SUBSEQUENT EVENTS
Subsequent to June 30, 2013, the Company and its equity partners acquired approximately $418.3 million of real estate investments, totaling 0.7 million rentable square feet of real estate, comprised of 15 commercial properties in which we invested $77.4 million in the United Kingdom and Ireland.
In July 2013, the Company drew an additional $40.0 million on its line of credit to fund acquisitions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations contains forward-looking statements within the meaning of the federal securities laws. See the discussion under the heading “Forward-looking Statements” elsewhere in this report. Unless specifically noted otherwise, as used throughout this Management’s Discussion and Analysis section, “we,” “our,” "us," "the Company" or “Kennedy Wilson” refers to Kennedy-Wilson Holdings, Inc. and its subsidiaries.

Overview
Founded in 1977, we are an international real estate investment and services firm. We are a vertically-integrated real estate operating company with approximately 400 professionals in 24 offices throughout the United States, United Kingdom, Ireland, Spain and Japan. Based on management's estimate of fair value as of June 30, 2013, we have approximately $13.5 billion of real estate and real estate-related assets under our management ("AUM"), totaling approximately 64.4 million square feet of properties throughout the United States, Europe and Japan. This includes ownership in 16,679 multifamily apartment units, of which 2,030 units are owned by our consolidated subsidiaries and 14,649 are held in joint ventures.
AUM generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, and investments in joint ventures. Our AUM is principally intended to reflect the extent of our presence in the real estate market and is not the basis for determining our management fees. Our material assets under management consist of the total estimated fair value of the real estate properties and other assets either owned by third parties, wholly owned by us or held by joint ventures and other entities in which our sponsored funds or investment vehicles and client accounts have invested. Committed (but unfunded) capital from investors in our sponsored funds is not included in our AUM. The estimated value of development properties is included at estimated completion cost.
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

The following table describes our investment account (Kennedy Wilson's equity in real estate and loan investments), which includes the following financial statement captions and is derived from our consolidated balance sheets, as of June 30, 2013 and December 31, 2012 (dollars in millions):

	June 30, 2013	December 31, 2012
Investment in joint ventures	$694.7	$543.2
Real estate, net of depreciation	488.4	289.4
Mortgage debt	(318.8)	(236.5)
Notes receivable	21.4	136.6
Acquired in-place lease value, net of amortization(1)	7.6	9.3
Loan pool participations	68.7	95.6
Total net investment account	962.0	837.6
Add back:
Accumulated depreciation and amortization	19.5	12.0
Kennedy Wilson's share of accumulated depreciation and amortization included in investment in joint ventures	78.8	59.3
Total gross investment account	$1,060.3	$908.9
(1) Included in other assets.
The following table breaks down our net investment account information derived from our consolidated balance sheet, by investment type and geographic location as of June 30, 2013:

	Dollars in millions
	Multifamily	Loans Secured by Real Estate	Commercial	Residential, Hotel, and Other (1)	Total
Western U.S.	$214.3	$80.3	$205.4	$113.9	$613.9
Other U.S.	0.4	—	3.6	8.6	12.6
Japan	76.7	—	6.8	—	83.5
United Kingdom	—	87.2	19.5	—	106.7
Ireland	77.4	7.6	60.3	—	145.3
Total	$368.8	$175.1	$295.6	$122.5	$962.0
—————
(1)    Includes for-sale residential properties, condominiums and residential land.
The following table breaks down our investment account information derived from our consolidated balance sheet, by investment type and geographic location as of December 31, 2012:

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

Kennedy Wilson's Recent Highlights
Investments business
Investment account

•
As of June 30, 2013, our gross investment account was $1.1 billion, compared to $908.9 million as of December 31, 2012. Accumulated depreciation and amortization was $98.3 million and $71.3 million as of June 30, 2013 and December 31, 2012, respectively. The net investment account was $962.0 million, compared to $837.6 million at December 31, 2012. The change in the net investment account was comprised of $233.3 million of cash contributed to and income earned on investments and $108.9 million of cash distributed from investments.

•
As of June 30, 2013, the Company and its equity partners owned 19.3 million rentable square feet of real estate, including investments in 16,679 apartment units and 60 commercial properties. Additionally, as of June 30, 2013, the Company and its equity partners owned in excess of $2 billion in unpaid principal balance of loans secured by real estate.

Operating metrics

•	During the six months ended June 30, 2013, our investments business achieved an EBITDA of $61.2 million, a 77% increase from $34.7 million for the same period in 2012.

•
During the six months ended June 30, 2013, based on our investments in 11,923 same property multifamily units, rental revenues, net operating income and occupancy at the property level increased by 6%, 7% and 1%, respectively, from the same period in 2012. In addition, based on our investments in 3.0 million square feet of same property commercial real estate, rental revenues, net operating income and occupancy at the property level increased by 13%, 20% and 4%, respectively, from the same period in 2012.

Acquisition program

•
From January 1, 2010 through June 30, 2013, the Company and its equity partners have acquired approximately $9.6 billion of real estate related investments (including unpaid principal balance of loan purchases). During the six months ended June 30, 2013, the Company and its equity partners acquired $1.6 billion of real estate related investments. This includes $834.1 million of real estate and $733.9 million of unpaid principal balance of loans secured by real estate in which we invested $155.9 million and $51.6 million, respectively. These investments were directed 40% and 60% to the Western US and the United Kingdom and Ireland, respectively.

•
During the second quarter, the Company and its equity partner foreclosed on a Class A office building and adjacent 3.5 acre site in Dublin, Ireland. As a result of the foreclosure, the Company and its equity partner recognized a $30.1 million acquisition-related gain. The Company's portion of the gain was $15.0 million and was recognized in equity in joint venture income.

Property level debt financing

•
During the six months ended June 30, 2013, the Company and its equity partners completed approximately $530.1 million of property financings and re-financings at an average interest rate of 3.13% and a weighted average maturity of 8.5 years. This includes re-financings of $122.1 million at a fixed interest rate of 1.35% in our Japanese multifamily portfolio.

•
During the six months ended June 30, 2012, the Company and its equity partners completed approximately $283.3 million of property financings and re-financings at an average interest rate of 3.07% and a weighted average maturity of 8.0 years. This includes re-financings of $80.5 million at a fixed interest rate of 1.61% in our Japanese multifamily portfolio.

•
As of June 30, 2013, the Company and its equity partners had approximately $2.6 billion of property level debt of which 70% is at fixed interest rates, 18% is floating with interest rate caps and 12% is at floating interest rates.

Key investment updates
UK Loan Pool

•	Our book equity in this investment is $23.0 million; we own 12.5% before carried interest.

•
In December 2011, the Company and its equity partners acquired a loan pool secured by real estate located in the United Kingdom with an unpaid principal balance of $2.1 billion. As of June 30, 2013, the unpaid principal balance was $316.7 million due to loan resolutions of approximately $1.8 billion, representing approximately 85% of the pool. During the six months ended June 30, 2013, the Company received $38.9 million in distributions related to resolutions.

Japan multifamily

•	Our book equity in this investment is $76.7 million; we own 40.9% before carried interest.

•	We maintained 96% occupancy in 50 apartment buildings with a total of more than 2,400 units.

•	Since Fairfax Financial became our partner in the Japanese multifamily portfolio in September 2010, we have distributed a total of $96.0 million, of which our share was $45.0 million.
Services business

•	Management and leasing fees and commissions increased by 44% to $33.1 million for the six months ended June 30, 2013, from $23.0 million for the same period in 2012.

•	During the six months ended June 30, 2013, our services business achieved an EBITDA of $14.8 million, a 135% increase from $6.3 million for the same period in 2012.
Corporate financing

•
In April 2013, we issued approximately 1.4 million shares of common stock as a result of the underwriters fully exercising their option to purchase additional shares, which resulted in gross proceeds of $21.2 million.

Subsequent events

•
In July 2013, the Company and its equity partners have acquired approximately $418.3 million of real estate investments, totaling 0.7 million rentable square feet of real estate, comprised of 15 commercial properties, in the United Kingdom and Ireland in which we invested $77.4 million.

•	In July, the Company drew an additional $40.0 million on its line of credit to fund acquisitions.

Results of Operations
The following table sets forth items derived from our consolidated statement of operations for the three and six month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
Management and leasing fees	$4,754,000	$4,101,000	$9,463,000	$7,257,000
Management and leasing fees - related party	9,356,000	6,131,000	17,313,000	11,716,000
Commissions	936,000	1,370,000	1,460,000	2,036,000
Commissions - related party	4,448,000	1,031,000	4,840,000	1,984,000
Sale of real estate	6,096,000	—	8,514,000	—
Rental income	10,365,000	1,477,000	16,762,000	2,947,000
Total revenue	35,955,000	14,110,000	58,352,000	25,940,000
Operating expenses
Commission and marketing expenses	1,336,000	1,340,000	1,834,000	2,305,000
Compensation and related expenses	18,264,000	10,294,000	31,884,000	19,294,000
Cost of real estate sold	5,130,000	—	7,002,000	—
General and administrative	6,387,000	4,888,000	11,814,000	8,557,000
Depreciation and amortization	4,415,000	977,000	7,472,000	1,914,000
Rental operating expenses	4,582,000	921,000	7,685,000	1,791,000
Total operating expenses	40,114,000	18,420,000	67,691,000	33,861,000
Equity in joint venture income	11,920,000	5,108,000	11,576,000	10,624,000
Interest income from loan pool participations and notes receivable	3,281,000	2,876,000	6,226,000	3,414,000
Operating income	11,042,000	3,674,000	8,463,000	6,117,000
Non-operating income (expense)
Interest income	199,000	1,207,000	239,000	2,324,000
Acquisition-related gain	—	—	9,459,000	—
Acquisition-related expenses	(510,000)	—	(510,000)	—
Gain on sale of marketable securities	—	—	—	2,931,000
Interest expense	(12,531,000)	(7,054,000)	(23,963,000)	(13,224,000)
Other	—	38,000	—	(74,000)
Loss from continuing operations before benefit from income taxes	(1,800,000)	(2,135,000)	(6,312,000)	(1,926,000)
Benefit from income taxes	469,000	1,138,000	2,172,000	2,621,000
(Loss) income from continuing operations	(1,331,000)	(997,000)	(4,140,000)	695,000
Discontinued Operations
(Loss) income from discontinued operations, net of income taxes	—	—	(3,000)	2,000
Gain (loss) from sale of real estate, net of income taxes	—	—	217,000	(212,000)
Net (loss) income	(1,331,000)	(997,000)	(3,926,000)	485,000
Net loss (income) attributable to the noncontrolling interests	899,000	(128,000)	1,898,000	(2,926,000)
Net loss attributable to Kennedy-Wilson Holdings, Inc.	(432,000)	(1,125,000)	(2,028,000)	(2,441,000)
Preferred dividends and accretion of preferred stock issuance costs	(2,036,000)	(2,036,000)	(4,072,000)	(4,072,000)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(2,468,000)	$(3,161,000)	$(6,100,000)	$(6,513,000)
EBITDA (1)	$35,413,000	$17,611,000	$65,531,000	$35,902,000
Adjusted EBITDA (2)	$37,075,000	$18,818,000	$68,962,000	$37,980,000
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
We use certain non-GAAP measures to analyze our business including EBITDA(1) and Adjusted EBITDA,(2) which are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(1,331,000)	$(997,000)	$(3,926,000)	$485,000
Non-GAAP adjustments:
Add back:
Interest expense	12,531,000	7,054,000	23,963,000	13,224,000
Kennedy Wilson's share of interest expense included in investment in joint ventures and loan pool participation	10,100,000	7,715,000	20,717,000	15,000,000
Depreciation and amortization	4,415,000	977,000	7,472,000	1,914,000
Kennedy Wilson's share of depreciation and amortization included in investment in joint ventures	10,167,000	4,000,000	19,477,000	7,900,000
Benefit from income taxes	(469,000)	(1,138,000)	(2,172,000)	(2,621,000)
EBITDA (1)	35,413,000	17,611,000	65,531,000	35,902,000
Stock-based compensation	1,662,000	1,207,000	3,431,000	2,078,000
Adjusted EBITDA (2)	$37,075,000	$18,818,000	$68,962,000	$37,980,000
—————
(1)  (2)  See definitions in previous discussion.
The following tables summarize revenue, operating expenses, non-operating expenses, operating income (loss) and net income (loss) and calculates EBITDA(1) and Adjusted EBITDA(2) by our investments and services operating segments and corporate for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investments
Rental income and sale of real estate	$16,461,000	$1,477,000	$25,276,000	$2,947,000
Operating expenses	(22,834,000)	(6,305,000)	(38,194,000)	(11,821,000)
Equity in joint venture income	11,920,000	5,108,000	11,576,000	10,624,000
Interest income from loan pool participations and notes receivable	3,281,000	2,876,000	6,226,000	3,414,000
Operating income	8,828,000	3,156,000	4,884,000	5,164,000

Interest income - related party	72,000	1,182,000	72,000	2,269,000
Acquisition-related gain	—	—	9,459,000	—
Acquisition-related expenses	(510,000)	—	(510,000)	—
Gain on sale of marketable securities	—	—	—	2,931,000
Interest expense	(2,817,000)	(159,000)	(4,559,000)	(317,000)
Other	—	38,000	—	(74,000)
Income from continuing operations	5,573,000	4,217,000	9,346,000	9,973,000
Discontinued operations
(Loss) income from discontinued operations, net of income taxes	—	—	(3,000)	2,000
Gain (loss) from sale of real estate, net of income taxes	—	—	217,000	(212,000)
Income before benefit from taxes	5,573,000	4,217,000	9,560,000	9,763,000
Non-GAAP adjustments:
Add back:
Interest expense	2,817,000	159,000	4,559,000	317,000
Kennedy Wilson's share of interest expense included in investment in joint ventures and loan pool participation	10,100,000	7,715,000	20,717,000	15,000,000
Depreciation and amortization	4,135,000	860,000	6,931,000	1,682,000
Kennedy Wilson's share of depreciation and amortization included in investment in joint ventures	10,167,000	4,000,000	19,477,000	7,900,000
EBITDA and Adjusted EBITDA (1) (2)	$32,792,000	$16,951,000	$61,244,000	$34,662,000

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Services
Management and leasing fees and commissions	$19,494,000	$12,633,000	$33,076,000	$22,993,000
Operating expenses	(10,033,000)	(9,096,000)	(18,519,000)	(16,733,000)
Operating income	9,461,000	3,537,000	14,557,000	6,260,000
Income before benefit for income taxes	9,461,000	3,537,000	14,557,000	6,260,000
Non-GAAP adjustments:
Add back:
Depreciation and amortization	147,000	34,000	267,000	67,000
EBITDA and Adjusted EBITDA (1) (2)	$9,608,000	$3,571,000	$14,824,000	$6,327,000
—————
(1)  (2) See definitions in previous discussion.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Corporate:
Operating expenses	$(7,247,000)	$(3,019,000)	$(10,978,000)	$(5,307,000)
Operating loss	(7,247,000)	(3,019,000)	(10,978,000)	(5,307,000)
Interest income	127,000	25,000	167,000	55,000
Interest expense	(9,714,000)	(6,895,000)	(19,404,000)	(12,907,000)
Benefit for income taxes	469,000	1,138,000	2,172,000	2,621,000
Net loss	(16,365,000)	(8,751,000)	(28,043,000)	(15,538,000)
Non-GAAP adjustments:
Add back:
Interest expense	9,714,000	6,895,000	19,404,000	12,907,000
Depreciation and amortization	133,000	83,000	274,000	165,000
Benefit for income taxes	(469,000)	(1,138,000)	(2,172,000)	(2,621,000)
EBITDA (1)	(6,987,000)	(2,911,000)	(10,537,000)	(5,087,000)
Stock-based compensation	1,662,000	1,207,000	3,431,000	2,078,000
Adjusted EBITDA (2)	$(5,325,000)	$(1,704,000)	$(7,106,000)	$(3,009,000)
—————
(1)  (2) See definitions in previous discussion.

Our Consolidated Financial Results: Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012
Our revenues for the three months ended June 30, 2013 and 2012 were $36.0 million and $14.1 million, respectively. Total operating expenses for the same periods were $40.1 million and $18.4 million, respectively, and net loss attributable to our common shareholders was $2.5 million and $3.2 million, respectively. Adjusted EBITDA was $37.1 million and $18.8 million, respectively, for the three months ended June 30, 2013 and 2012. The Company achieved a 97% increase in adjusted EBITDA for the three months ended June 30, 2013 as compared to the same period in 2012.

Revenues
Investments Segment Revenues
Rental income was $10.4 million for the three months ended June 30, 2013 as compared to $1.5 million for the same period in 2012. The $8.9 million increase is primarily due to revenue generated on three apartment buildings and one office building acquired during the fourth quarter of 2012, two office buildings consolidated during the fourth quarter of 2012, and two multifamily properties in the Western United States acquired during the second quarter of 2013.
    During the three months ended June 30, 2013, we sold 22 condominium units and one retail unit, generating $6.1 million of proceeds from the sale of real estate.
Services Segment Revenues
Third Party Services - Third party services revenues are management and leasing fees as well as commissions earned from third parties and relate to assets in which we do not have an ownership interest.
Our third-party management and leasing service fees were $4.8 million for the three months ended June 30, 2013 as compared to approximately $4.1 million for the same period in 2012. In March 2012, we acquired Meyers Research ("Meyers"), a real estate consultancy firm specializing in capital sourcing and real estate research for the single-family homebuilding and multifamily apartment industries, which generated an additional $0.9 million in management fees during the three month period ended June 30, 2013. Furthermore, our existing third-party management and leasing revenue decreased by $0.3 million for the three months ended June 30, 2013 as compared to the same period in 2012 due to additional construction fees.
Our third-party commission revenues were $0.9 million for the three months ended June 30, 2013 as compared to approximately $1.4 million for the same period in 2012. During the three months ended June 30, 2013, we had a decrease in auction sales as compared to the same period in 2012 as this business is typically counter cyclical. This led to lower third-party commission revenue.

Related Party Services - Related party services business are management and leasing fees as well as commissions earned from our equity partners and relate to assets in which we have an ownership interest.
Our related party management and leasing services generated revenues of $9.4 million for the three months ended June 30, 2013 as compared to approximately $6.1 million for the same period in 2012. The $3.3 million or 54% increase primarily relates to an increase of $1.8 million in asset management fees earned on the UK Loan Pool due to the resolution period being shortened from three years to two due to quicker resolutions than initially anticipated, $0.8 million in asset management fees relating to a new loan pool in the United Kingdom that was entered into in December 2012, and $0.7 million in additional fees earned mainly due to the admission of new investors into one of our funds.
Our related party commission fees were $4.4 million for the three months ended June 30, 2013 as compared to approximately $1.0 million for the same period in 2012. The increase in third party commissions is due to increased investment activity in the three months ended June 30, 2013 as compared to the same period in 2012.

Operating Expenses
Investments Segment Operating Expenses
Operating expenses for the three months ended June 30, 2013 increased to $22.8 million compared to $6.3 million for the same period in 2012. The increase is attributable to the following:
Rental operating expenses increased by $3.7 million, primarily due to expenses in connection with three apartment buildings and one office building acquired during the fourth quarter of 2012, and two office buildings in the Western United States consolidated during the fourth quarter of 2012 as well as two multifamily properties in the Western United States acquired during the second quarter of 2013.
During the three months ended June 30, 2013, we had $5.1 million of sale-related costs from the sale of 22 condominium units and one retail unit with no comparable activity during the same period in 2012.
During the three months ended June 30, 2013, depreciation and amortization expense increased by $3.3 million compared to the same period in 2012 due to the acquisitions discussed above.
Compensation and related expenses increased by $3.5 million primarily due to the increase in accrued discretionary compensation in connection with the increase in Adjusted EBITDA. General and administrative expenses increased by $1.2 million compared to the prior period primarily due to the growth of our Company in the United Kingdom and Ireland to source and execute on acquisition opportunities. We have almost doubled our headcount in such locations as compared to June 30, 2012.
Services Segment Operating Expenses
Operating expenses (excluding depreciation and amortization expense) for the three months ended June 30, 2013 were $9.9 million as compared to $9.1 million for the same period in 2012. The increase is attributable to the following:
Compensation and related expenses increased by $0.3 million primarily due to the increase in accrued discretionary compensation in connection with the increase in Adjusted EBITDA. General and administrative expenses increased by $0.4 million primarily due to the growth of our company specifically in the United Kingdom, Ireland and Meyers. Commission and marketing expenses were flat compared to the prior period.
Corporate Operating Expenses
Operating expenses (excluding depreciation and amortization expense) for the three months ended June 30, 2013 were approximately $7.1 million as compared to $2.9 million for the same period in 2012. Compensation and related expenses increased by $4.2 million primarily due to the growth of the Company and an increase in accrued discretionary compensation in connection with the increase in Adjusted EBITDA.
Investments Segment Equity in Joint Venture Income
During the three months ended June 30, 2013, equity in joint venture income was $11.9 million as compared to $5.1 million for the same period in 2012. Income for the three months ended June 30, 2013 was primarily due to the foreclosure of a class A office building and an adjacent 3.5 acre site in Dublin, Ireland. As a result of the foreclosure, the joint venture was required to consolidate the assets and liabilities at fair value.  As the fair value of the assets was in excess of the basis in the previously held mortgage notes, the joint venture recognized a $30.1 million acquisition-related gain. The Company's portion of the gain was $15.0 million and was recognized in equity in joint venture income. Included in equity in joint venture income are one-time acquisition costs which are non-recurring. During the three months ended June 30, 2013, approximately $2.8 million of acquisition costs were included in equity in joint venture income as compared to $0.8 million for the same period in 2012. The increase is due to increased acquisition activity in 2013.
The income generated during the three months ended June 30, 2012 was primarily related to the sale of a 213-unit residential tower in San Jose, California and a 440-unit apartment building in Beaverton, Oregon, which generated a total gain of $15.1 million of which $5.3 million was a gain to us.
Our share of depreciation and amortization generated at the joint venture level was $10.2 million and $4.0 million for the three months ended June 30, 2013 and 2012, respectively. We look at equity in joint venture income plus our share of the joint ventures' depreciation and amortization to get a better sense of cash generated by our joint venture investments. The aggregate of these amounts were $22.1 million and $9.1 million for the three months ended June 30, 2013 and 2012, respectively.
Investments Segment Income from Loan Pool Participations and Notes Receivable
Income from loan pool participations and notes receivable was $3.3 million for the three months ended June 30, 2013 as compared to $2.9 million for the same period in 2012.
During the three months ended June 30, 2013, we accreted an additional $0.3 million of interest income on our UK Loan Pool as compared to the same period in 2012 due to the expected resolution period being shortened to two years from the initial budget of three years. Since the latter half of 2012, we have acquired two additional loan pools in the United Kingdom and one in Ireland, which together provided $0.4 million of interest income during the three months ended June 30, 2013. Offsetting these increases in the three months ended June 30, 2013 was a $0.4 million decrease in accreted interest income on our loan pools in the Western United States due to pools being fully resolved or close to being resolved.
Non-operating Items
Interest expense was $12.5 million for the three months ended June 30, 2013 compared to $7.1 million for same period in 2012. The increase is primarily attributable to the additional $100.0 million senior notes issued in December 2012 bearing interest at a rate of 8.75% per annum and the $55.0 million senior notes issued in November 2012 bearing interest at 7.75% per annum. In addition, we incurred additional interest expense associated with the mortgage loans on the acquisitions of three apartment buildings and one office building in the Western United States during the fourth quarter of 2012 as well as the acquisitions of two multifamily properties in the Western United States during 2013.
Non-operating expense was $0.5 million for the three months ended June 30, 2013 due to acquisition-related expenses from the purchase of an apartment building in Salt Lake City, UT, an office building in Beverly Hills, CA and a joint venture investment in a marina and multifamily property in Marina del Rey, CA. There was no comparable activity during the same period in 2012.
Benefit from income taxes was $0.5 million during the three months ended June 30, 2013 as compared to $1.1 million for the same period in 2012. During the three months ended June 30, 2013, we had domestic taxable losses of $3.1 million for which we received a tax benefit at the federal tax rate of approximately 34% offset by foreign taxable income of $1.2 million by our subsidiaries in the United Kingdom and Ireland which are subject to corporate tax rates of 23% and 12.5%, respectively, resulting in a net benefit from income taxes.
We had net loss of $0.9 million attributable to noncontrolling interest during the three months ended June 30, 2013 compared to net income of $0.1 million during the three months ended June 30, 2012. The net loss attributable to noncontrolling interest for the three months ended June 30, 2013 is mainly due to a consolidated fund that has investments in commercial properties. The loss is driven by interest expense and depreciation expense on the underlying properties.

Our Consolidated Financial Results: Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012
Our revenues for the six months ended June 30, 2013 and 2012 were $58.4 million and $25.9 million, respectively. Total operating expenses for the same periods were $67.7 million and $33.9 million, respectively, and net loss attributable to our common shareholders was $6.1 million and $6.5 million, respectively. Adjusted EBITDA was $69.0 million and $38.0 million, respectively, for the six months ended June 30, 2013 and 2012. The Company achieved a 81.6% increase in adjusted EBITDA for the six months ended June 30, 2013 as compared to the same period in 2012.

Revenues
Investments Segment Revenues
Rental income was $16.8 million for the six months ended June 30, 2013 as compared to $2.9 million for the same period in 2012. The $13.9 million increase is primarily due to the revenue generated on three apartment buildings and one office building acquired during the fourth quarter of 2012, two office buildings in the Western United States consolidated during the fourth quarter of 2012 and two multifamily properties in the Western United States acquired during the second quarter of 2013.
    During the six months ended June 30, 2013, we sold 37 condominium units and 1 retail unit, generating $8.5 million of proceeds from the sale of real estate with no comparable activity during the same period in 2012.
Services Segment Revenues
Third Party Services - Third party services revenues are management and leasing fees as well as commissions earned from third parties and relate to assets in which we do not have an ownership interest.
Our third-party management and leasing service fees were $9.5 million for the six months ended June 30, 2013 as compared to approximately $7.3 million for the same period in 2012. In March 2012, we acquired Meyers, a real estate consultancy firm specializing in capital sourcing and real estate research for the single-family homebuilding and multifamily apartment industries, which generated $1.9 million in management fees during the six month period ended June 30, 2013 as compared to $0.4 million for the same period in 2012. Furthermore, our existing third-party management and leasing revenue increased by $0.7 million for the six months ended June 30, 2013 as compared to the same period in 2012.
Our third-party commission revenues were $1.5 million for the six months ended June 30, 2013 as compared to approximately $2.0 million for the same period in 2012. During the six months ended June 30, 2013, we had a decrease in auction sales as compared to the same period in 2012 as this business is typically counter cyclical. This led to lower third-party commission revenue.
Related Party Services - These are management and leasing fees as well as commissions earned from our equity partners and relate to assets in which we have an ownership interest.
Our related party management and leasing services generated revenues of $17.3 million for the six months ended June 30, 2013 as compared to approximately $11.7 million for the same period in 2012. The $5.6 million or 47.8% increase primarily relates to an increase of $2.8 million in asset management fees earned on our UK Loan Pool due to the resolution period being shortened from three years to two due to quicker resolutions than initially anticipated, $1.8 million in asset management fees relating to a new loan pool in the United Kingdom that was entered into in December 2012, and $1.0 million in additional fees earned mainly due to the admission of new investors into one of our funds.
Our related party commission fees were $4.8 million for the six months ended June 30, 2013 as compared to approximately $2.0 million for the same period in 2012. The increase in third party commissions is due to increased investment activity in the six months ended June 30, 2013 as compared to the same period in 2012.
Operating Expenses
Investments Segment Operating Expenses
Operating expenses for the six months ended June 30, 2013 increased to $38.2 million compared to $11.8 million for the same period in 2012. The increase is primarily attributable to the following:
Rental operating expenses increased by $5.9 million primarily due to expenses in connection with three apartment buildings and one office building acquired during the fourth quarter of 2012, two office buildings in the Western United States consolidated during the fourth quarter of 2012 as well as two multifamily properties in the Western United States acquired during the second quarter of 2013.
During the six months ended June 30, 2013, we sold 37 condominium units and one retail unit, resulting in $7.0 million of sale-related costs with no comparable activity during the same period in 2012.
During the six months ended June 30, 2013, depreciation and amortization expense increased by $5.2 million compared to the same period in 2012 due to the acquisitions discussed above.
Compensation and related expenses increased by $6.0 million primarily due to an increase in accrued discretionary compensation in connection with the increase in Adjusted EBITDA. General and administrative expenses increased by $2.3 million primarily due to the growth of our Company in the United Kingdom and Ireland to source and execute on acquisition opportunities. We have almost doubled our headcount there since June 30, 2012.
Services Segment Operating Expenses
Operating expenses (excluding depreciation and amortization expense) for the six months ended June 30, 2013 were $18.3 million as compared to $16.7 million for the same period in 2012. The increase is attributable to the following:
Compensation and related expenses increased by $1.3 million primarily due to the increase in accrued discretionary compensation in connection with the increase in Adjusted EBITDA. General and administrative expenses increased by $0.8 million primarily due to the growth of our company specifically in the United Kingdom, Ireland and Meyers. The increase described above was offset by a reduction in commission and marketing expenses of $0.5 million due to a reduction in auction sales.
Corporate Operating Expenses
Operating expenses (excluding depreciation and amortization expense) for the six months ended June 30, 2013 were approximately $10.7 million as compared to $5.1 million for the same period in 2012. Compensation and related expenses increased by $5.4 million primarily due to the increase in accrued discretionary compensation in connection with the increase in Adjusted EBITDA. General and administrative expenses increased by $0.2 million primarily due to our growth.
Investments Segment Equity in Joint Venture Income
During the six months ended June 30, 2013, equity in joint venture income was $11.6 million as compared to $10.6 million for the same period in 2012. The income for the three months ended June 30, 2013 was primarily due to the foreclosure of a class A office building and an adjacent 3.5 acre site in Dublin, Ireland. As a result of the foreclosure, the joint venture was required to consolidate the assets and liabilities at fair value.  As the fair value of the assets was in excess of the basis in the previously held mortgage notes, the joint venture recognized a $30.1 million acquisition related gain. The Company's portion of the gain was $15.0 million and was recognized in equity in joint venture income. Included in equity in joint venture income are one-time acquisition costs which are non-recurring. During the six months ended June 30, 2013, approximately $2.8 million of acquisition costs were included in equity in joint venture income as compared to $0.8 million for the same period in 2012. The increase is due to increased acquisition activity in 2013.
The income generated during the six months ended June 30, 2012 was primarily related to the sale of a 180-unit apartment building in North Hollywood, California, which generated a total gain of $16.0 million, of which $5.2 million was a gain to us and our noncontrolling interest holders. Additionally, we sold a 213-unit residential tower in San Jose, California and a 440-unit apartment building in Beaverton, Oregon, which generated a total gain of $15.1 million of which $5.3 million was a gain to us.
Our share of depreciation and amortization generated at the joint venture level was $19.5 million and $7.9 million for the six months ended June 30, 2013 and 2012, respectively. We look at equity in joint venture income plus our share of the joint ventures depreciation and amortization to get a better sense of cash generated by our joint venture investments. The aggregate of these amounts were $31.1 million and $18.5 million for the six months ended June 30, 2013 and 2012, respectively.
Investments Segment Income from Loan Pool Participations and Notes Receivable
Income from loan pool participations and notes receivable increased $2.8 million to $6.2 million for the six months ended June 30, 2013 as compared to $3.4 million for the same period in 2012.
During the six months ended June 30, 2013, we accreted an additional $0.5 million of interest income on our UK Loan Pool as compared to the same period in 2012 due to the expected resolution period being shortened to two years from the initial budget of three years. Since the latter half of 2012, we have acquired two additional loan pools in the United Kingdom and one in Ireland, which together provided $0.6 million of interest income during the six months ended June 30, 2013. Additionally, we had a $1.4 million increase in accreted income from loan pools in the Western United States due to an increase in resolution periods on one pool in 2012 which led to a decrease in accreted income in the six months ended June 30, 2012. Income from notes receivable increased $0.3 million during June 30, 2013 due to a higher note receivable balance compared to the same period in 2012.
Non-operating Items
Acquisition-related gains were $9.5 million for the six months ended June 30, 2013 with no comparable activity during the same period in 2012. On March 28, 2013, the Company acquired the interest of some of its existing partners in a 615-unit apartment building in Northern California, increasing its ownership from 15% to 94%.  The original 15% interest had a book value of $0 due to prior distributions. Cash consideration of $15.7 million was paid by the Company to increase its ownership in the property to 94%. As a result of obtaining control, the Company was required to consolidate the assets and liabilities at fair value. Kennedy Wilson recorded an acquisition related gain in the amount of $9.5 million as the fair value was in excess of the carrying value of its ownership interest.  As the transaction was between willing third party market participants, the purchase price was an approximation of fair value.
Non-operating expense was $0.5 million for the three months ended June 30, 2013 due to the purchase of an apartment building in Salt Lake City, UT, an office building in Beverly Hills, CA and a joint venture investment in a marina and multifamily property in Marina del Rey, CA. There was no comparable activity during the prior period.
Interest expense was $24.0 million for the six months ended June 30, 2013 compared to $13.2 million for same period in 2012. The increase is primarily attributable to the additional $100 million senior notes issued in December 2012 bearing interest at a rate of 8.75% per annum and the $55 million senior notes issued in November 2012 bearing interest at 7.75% per annum. In addition, we incurred additional interest expense associated with the mortgage loans on the acquisition of three apartment buildings and one office building in the western United States during the fourth quarter of 2012 as well as the acquisition of two multifamily properties in the western United States during 2013.
Benefit from income taxes was $2.2 million during the six months ended June 30, 2013 as compared to $2.6 million for the same period in 2012. During the six months ended June 30, 2013, we had domestic taxable losses of $9.0 million for which we received a tax benefit at the federal tax rate of approximately 34% offset by foreign taxable income of $2.6 million by our subsidiaries in the United Kingdom and Ireland, which are subject to corporate tax rates of 23% and 12.5%, respectively, resulting in a net benefit from income taxes.
We had net loss of $1.9 million attributable to a noncontrolling interest in 2013 compared to net income of $2.9 million in 2012. The net loss attributable to noncontrolling interest for the six months ended June 30, 2013 is mainly due to a consolidated fund that has investments in commercial properties. The loss was primarily driven by interest expense and depreciation expense on the underlying properties. During the six months ended June 30, 2012, the net income attributable to noncontrolling interest holders was primarily due to a gain from the sale of a multifamily property.

Liquidity and Capital Resources
Our liquidity and capital resources requirements include expenditures for joint venture investments, real estate, and real estate-related acquisitions and working capital needs. Historically, we have not required significant capital resources to support our services business. We finance these operations with internally generated funds, borrowings under our revolving line of credit, sales of real estate, resolutions in loan pools and sales of equity and debt securities. Our investments in real estate and real estate related assets are typically financed by loans secured primarily by the applicable investment. These loans are generally nonrecourse in that, in the event of default, recourse will be limited to the investment serving as collateral. In some cases, we guarantee a portion of the loan related to a joint venture investment, usually until some condition, such as completion of construction or leasing or certain net operating income criteria, has been met. We do not expect these guarantees to materially affect liquidity or capital resources.
We believe that our existing cash and cash equivalents plus capital generated from our services business, operating distributions from our properties, sales and refinances of our properties, resolutions in our loan pools, as well as our current line of credit, will provide us with sufficient capital requirements for at least the next twelve months.
To the extent that we engage in additional strategic investments, including real estate, loan portfolios, or acquisitions of other real estate-related companies, we may need to obtain third-party financing, which could include bank financing or the public sale or private placement of debt or equity securities.
Under our current joint venture strategy, we generally contribute property expertise and a fully funded initial cash contribution, with commitments to provide additional funding. Capital required for additional improvements and supporting operations during leasing and stabilization periods is generally obtained at the time of acquisition via debt financing or third-party investors. Accordingly, we generally do not have significant capital commitments with unconsolidated entities. However, there may be certain circumstances when we, usually with the other members of the joint venture entity, may be required to contribute additional capital for a limited period of time. As of June 30, 2013 we had $7.2 million in unfunded capital commitments to our joint venture investments.
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

Pipeline

As of June 30, 2013, we are under separate contracts to purchase 28 commercial real estate assets at an aggregate purchase price of approximately $1.2 billion.  With respect to eight of such assets with an aggregate purchase price of approximately $0.4 billion, we have non-refundable deposits of  approximately $20 million held in escrow.  These transactions remain subject to customary closing conditions.  With respect to the remaining 20 assets with an aggregate purchase price of approximately $0.8 billion, we have deposited a total of $5 million in escrow, which is refundable to us in the event that we choose to terminate the agreements for any reason prior to the expiration of the due diligence period or upon the failure or non-satisfaction of customary

closing conditions.   In the event that we consummate any of these acquisitions, we anticipate financing such transactions with a combination of property-level debt and third-party equity.  Our equity investment in any of these acquisitions has not yet been determined.
European Liquidity and Capital Resources
During the six months ended June 30, 2013, the Company earned $2.6 million related to operations in the United Kingdom and Ireland. Foreign taxes of $0.3 million are included in the consolidated tax provision for income taxes related to the portion of income earned directly by our United Kingdom and Ireland subsidiaries for the six months ended June 30, 2013. U.S. domestic taxes have not been provided for in the consolidated tax provision with respect to amounts earned directly by these subsidiaries since the Company's current plan is to indefinitely invest amounts earned by these subsidiaries in the United Kingdom and Ireland operations. If these subsidiaries' cumulative earnings were repatriated to the United States, additional U.S. domestic taxes of $6.7 million would be incurred. Additionally, approximately $10.3 million of our consolidated cash and cash equivalents are held by our subsidiaries in the United Kingdom and Ireland.

Cash Flows
Operating
Our cash flows from operating activities are primarily dependent upon the operating distributions from our joint venture investments and loan pool participations, revenues from our services business, and operating expenses and other general and administrative costs.  Net cash used in operating activities totaled $23.9 million for the six months ended June 30, 2013.  This was primarily related to payments of accrued expenses and other liabilities and accrued salaries and benefits offset by operating distributions from our joint venture investments and loan pool participations of $17.9 million. Net cash provided by operating activities totaled $18.9 million for the six months ended June 30, 2012. This was primarily related to operating distributions from our joint venture investments and loan pool participations of $46.4 million offset by payments of accrued expenses and other liabilities and accrued salaries and benefits.
Investing
Our cash flows from investing activities are generally comprised of cash used to fund investments in our joint ventures, loan pool participations, property acquisitions, capital expenditures, and loans secured by real estate, as well as return of capital investments from dispositions or refinances on our hard assets and resolutions in our loan participations and loan pools. Net cash used in investing activities totaled $195.2 million for the six months ended June 30, 2013. This was primarily due to $173.1 million of equity invested in joint ventures of which $58.0 million related to the acquisition of a multifamily property in Dublin, $20.6 million was invested in the acquisition of a portfolio of 29 income-producing commercial properties located in the United Kingdom, $22.7 million for three commercial properties in the Western U.S., $18.5 million was contributed to a joint venture for the acquisition of four connections collateralized by five properties and $9.1 million for two multifamily properties in the Western U.S. We invested $108.3 million for the purchase and addition to real estate which included $61.4 million for an apartment building in Salt Lake City, UT, $29.7 million for an office building in Beverly Hills, CA and $15.7 million for an apartment building in Northern California. In addition, we invested $41.7 million to fund our equity in note receivables and investments in loan pool participations and we received $49.6 million in distributions from our loan pools primarily due to loan resolutions including $38.9 million from the UK Loan Pool. The cash used in the aforementioned investing activities was offset by receipt of $25.7 million in distributions from our joint ventures primarily due to refinancing of property level debt of $14.2 million and $10.8 million from the settlement of several Japanese yen-related hedges.

Net cash used in investing activities totaled $65.3 million for the six months ended June 30, 2012. This was primarily due to $49.5 million of equity invested in joint ventures of which $37.8 million was invested in the acquisition of five income producing multifamily properties located primarily in the Western U.S. and Ireland. In addition, we invested $67.5 million to fund our equity in participations in new loan pools. The cash used in the aforementioned investing activities was offset by receipt of $20.6 million in investing distribution from our joint ventures primarily due to the sale of four multifamily properties located in the Western U.S. In addition, we sold a portion of our marketable securities which provided $21.4 million.

Financing
Our net cash related to financing activities is generally impacted by our borrowings and capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests.  Net cash provided by financing activities totaled $240.6 million for the six months ended June 30, 2013. This was primarily due to net proceeds of $153.9 million received from the issuance of 10.4 million shares of common stock primarily to institutional investors, $68.3 million from borrowings under mortgage loans for the acquisition of an apartment building in Salt Lake City, UT and an office building in Beverly Hills, CA and net borrowings of $30.0 million on the Company's line of credit. These were offset by payments of cash dividends of $9.1 million to our common and preferred shareholders and $1.4 million for the repurchase of warrants.
Net cash provided by financing activities totaled $17.6 million for the six months ended June 30, 2012. This is primarily due to net borrowing under our line of credit of $34.2 million offset by payments of cash dividends of $8.7 million to our common and preferred shareholders, $4.9 million distributed to noncontrolling interest holders as a result of the sale of a 180-unit apartment building and $1.4 million for the repurchase of warrants.

Change in accounting methodology

During the quarter ended March 31, 2013, we changed our method of determining the allocation of cash flows received from unconsolidated real estate joint ventures.  Previously, we utilized a “cumulative earnings” methodology which is one of two acceptable methods and which includes distributions received from unconsolidated real estate joint ventures as an operating activity up to the amount of the Company's cumulative equity in earnings of the equity method investment.  Many of the Company's investments generate positive cash flow from their operations and their earnings are substantially (or often entirely) reduced by depreciation, which is a non-cash item.  In those instances, which are common to our business, the cumulative earnings approach requires the distributions received from the operating cash flows of the unconsolidated real estate joint venture to be presented in the Company's statement of cash flows as an investing activity.    A second acceptable method, the “look-through” method, evaluates the source of the underlying cash flows to determine whether the distribution received is a return on investment (operating cash flows) or a return of investment (investing cash flows).  The look through method computes operating cash flows more consistently with how the Company determines and presents EBITDA, which is an important performance indicator of the Company and the real estate industry.  The nature of the Company's business makes determining the source of such cash flows generally apparent because returns of investment are typically the result of a significant event or transaction. As such, the "look-through" method has been determined to be preferred for such unconsolidated real estate joint ventures and is reflected in our consolidated statement of cash flows.

Cumulative dividend distributions

The Company pays quarterly dividends on its common and preferred stock. The table below presents the cumulative dividends declared on common and preferred stock since being listed in November 2009:

June 30, 2013
Cumulative preferred shareholders	$(28,618,000)
Cumulative common shareholders	(27,668,000)
Total cumulative dividends declared	$(56,286,000)

Warrant repurchases

In April 2010, the Board of Directors authorized a warrants repurchase program enabling Kennedy Wilson to repurchase up to 12.5 million of its outstanding warrants. On May 7, 2013, Kennedy Wilson's board authorized an increase to its warrant repurchase program by 5.3 million warrants. The program now covers all currently outstanding warrants issued by Kennedy Wilson.
  Since April 2010, Kennedy Wilson has repurchased 12.4 million of its outstanding warrants for $20.6 million.  Including the warrants repurchased in connection with the merger, the Company has repurchased 25.9 million warrants for $28.0 million or an average purchase price of $1.08 per warrant. The market price as of August 7, 2013 was $5.16 per warrant.

As of June 30, 2013 there were 5.4 million warrants outstanding with a market value of $24.8 million. During the six months ended June 30, 2013, Kennedy Wilson repurchased 0.4 million outstanding warrants for $1.4 million.

Contractual Obligations and Commercial Commitments
At June 30, 2013, our contractual cash obligations, including debt and operating leases, included the following:

	Payments Due by Period
		Six Months Ending
	Total	12/31/2013	1-3 years	4-5 years	After 5 years
Contractual Obligations
Borrowings: (1)
Borrowings under line of credit	$30,000,000	$30,000,000	$—	$—	$—
Mortgage loan payable(2)	313,096,000	13,141,000	51,393,000	48,814,000	199,748,000
Subordinated debt	40,000,000	—	—	—	40,000,000
Senior Notes(3)	405,000,000	—	—	—	405,000,000
Total borrowings	788,096,000	43,141,000	51,393,000	48,814,000	644,748,000
Operating leases	9,653,000	1,232,000	4,794,000	1,427,000	2,200,000
Total contractual cash obligations	$797,749,000	$44,373,000	$56,187,000	$50,241,000	$646,948,000

(1)
See notes 9-12 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: six months ending December 31, 2013 - $33,409,000; 1-3 years - $149,279,000; 4-5 years - $91,614,000; After 5 years - $156,458,000. The interest payments on variable rate debt have been calculated using the interest rate in effect at June 30, 2013.

(2) Excludes $5.7 million of unamortized debt premiums on mortgage loan payables.
(3) Excludes $4.3 million of net unamortized debt premium on senior notes.

Indebtedness and Related Covenants
The following describes our corporate indebtedness and related covenants.
Junior Subordinated Debentures
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
Senior Notes Payable
In June 2012, Kennedy-Wilson, Inc., a wholly owned subsidiary of Kennedy Wilson, amended its existing unsecured revolving credit facility with U.S. Bank and East West Bank, which effectively increased the total principal amount available to be borrowed by an additional $25.0 million, for an aggregate of $100.0 million. The loans under the amended unsecured credit facility will bear interest at a rate equal to LIBOR plus 2.75%, and the maturity date was extended to June 30, 2015. As of June 30, 2013, there was $30.0 million drawn under the amended unsecured credit facility.
In April 2011, Kennedy-Wilson, Inc., a wholly owned subsidiary of Kennedy Wilson, issued $200.0 million in aggregate principal amount of its 8.750% senior notes due 2019, for approximately $198.6 million, net of discount. An additional $50.0 million in aggregate principal amount of its 8.750% senior notes due 2019 was issued in April 2011 for approximately $50.8 million, net of premium. In December 2012, Kennedy-Wilson, Inc. issued an additional $100.0 million aggregate principal amount of these 8.750% senior notes for approximately $105.3 million, net of premium. Collectively, the issuances are referred to as "the 2019 Notes." The terms of the 2019 Notes are governed by an indenture, dated as of April 5, 2011, by and among the issuer, Kennedy-Wilson Holdings, Inc, as parent guarantor; certain subsidiaries of the issuer, as subsidiary guarantors; and Wilmington Trust National Association (as successor to Wilmington Trust FSB), as amended by various subsequent supplemental indentures. The 2019 Notes bear interest at 8.750% per annum. Interest is payable on April 1 and October 1 of each year, until the maturity date of April 1, 2019. The issuer's obligations under the 2019 Notes are fully and unconditionally guaranteed by Kennedy-Wilson Holdings, Inc. and the subsidiary guarantors. At any time prior to April 1, 2015, the issuer may redeem the 2019 Notes, in whole or in part, at a price equal to 100% of the principal amount, plus an applicable "make-whole" premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2015, the issuer may redeem the

2019 Notes, in whole or in part, at the redemption prices specified in the indenture. Until April 1, 2014, the issuer may choose to redeem the 2019 Notes in an amount not to exceed in aggregate 35% of the original principal amount of the 2019 Notes together with any additional 2019 Notes issued under the indenture with money the issuer or Kennedy-Wilson Holdings, Inc. raises in certain equity offerings. The amount of the 2019 Notes included in the consolidated balance sheets, net of unamortized discount and premium, was $354.3 million at June 30, 2013.
In December 2012, Kennedy-Wilson, Inc. completed a public offering of $55.0 million aggregate principal amount of 7.750% Senior Notes due 2042 (the "2042 Notes"). The 2042 Notes were issued pursuant to an indenture dated as of November 28, 2012, by and among Kennedy-Wilson, Inc., as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantees and Wilmington Trust National Association, as trustee, as amended by various subsequent supplemental indentures. The issuer's obligations under the 2042 Notes are fully and unconditionally guaranteed by Kennedy Wilson and the subsidiary guarantors. At any time prior to December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. Interest on the 2042 Notes accrues at a rate of 7.750% per annum and is payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on March 1, 2013. The 2042 Notes will mature on December 1, 2042. The amount of the 2042 Notes included in the accompanying consolidated balance sheets was $55.0 million at June 30, 2013.
Debt Covenants
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
The junior subordinated debentures require Kennedy-Wilson, Inc. to maintain (i) a fixed charge coverage ratio (as defined in the indenture governing the junior subordinated debentures) of not less than 1.75 to 1.00, measured on a four-quarter rolling basis, and (ii) a ratio of total debt to net worth (as defined in the indenture governing the junior subordinated debentures) of not greater than 3.00 to 1.00 at anytime. As of the most recent quarter end, Kennedy Wilson's fixed charge coverage ratio was 3.39 to 1.00 and its ratio of total debt to net worth was 1.24 to 1.00. As of June 30, 2013, Kennedy Wilson was in compliance with these covenants.
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
As of the most recent quarter end, Kennedy Wilson's adjusted fixed charge coverage ratio was 2.59 to 1.00 and its balance sheet leverage ratio was 0.79 to 1.00. As of June 30, 2013, Kennedy-Wilson, Inc. was in compliance with these covenants.
The indentures governing the 2019 Notes and 2042 Notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of June 30, 2013, the balance sheet leverage ratio was 0.73 to 1.00.

Off-Balance Sheet Arrangements
We have provided guarantees associated with loans secured by consolidated assets or assets held in various joint ventures. At June 30, 2013, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $55.7 million which is approximately 2% of property level debt of the Company. The guarantees expire through 2015, and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.

As of June 30, 2013, we have unfulfilled capital commitments totaling $7.2 million to our joint ventures. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to joint ventures in satisfaction of our capital commitment obligations.
Please refer to our Annual Report on Form 10-K for the year ended December 31, 2012 for discussion of our non-recourse carve-out guarantees arrangements, as there have been no material changes to that disclosure.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The primary market risk exposure of our Company relates to changes in interest rates in connection with our short-term borrowings, some of which bear interest at variable rates based on the lender’s base rate, prime rate, EURIBOR, GBP LIBOR, or LIBOR plus an applicable borrowing margin. These borrowings do not give rise to a significant interest rate risk because they have short maturities. However, the amount of income or loss we recognize for unconsolidated joint ventures may be impacted by changes in interest rates. Historically, the impact from the changes in rates has not been significant. Our exposure to market risk also consists of foreign currency exchange rate fluctuations related to our international operations.
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of June 30, 2013, 70% of our property level debt is fixed rate, 18% is floating rate with interest caps and 12% is floating rate without interest caps.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of June 30, 2013. The expected maturity categories take into consideration actual amortization of principal and do not take into consideration reinvestment of cash. The weighted average interest rate for the various assets and liabilities presented are actual as of June 30, 2013. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value June 30,
(in thousands)	2013	2014	2015	2016	2017	Thereafter	Total	2013
Interest rate sensitive assets
Cash equivalents	$139,561	$—	$—	$—	$—	$—	$139,561	$139,561
Average interest rate	0.25%	—%	—%	—%	—%	—%	0.25%
Fixed rate receivables	$11,893	$—	$—	$3,737	$5,762	$—	$21,392	$21,392
Average interest rate	9.68%	—%	—%	9.45%	2.16%	—%	7.62%
Total	$151,454	$—	$—	$3,737	$5,762	$—	$160,953	$160,953
Weighted average interest rate	0.99%	—%	—%	9.45%	2.16%	—%	1.23%
Interest rate sensitive liabilities
Variable rate borrowings	$4,391	$7,032	$30,000	$—	$29,000	$23,475	$93,898	$93,898
Average interest rate	4.25%	3.71%	2.95%	—%	2.21%	2.28%	2.67%
Fixed rate borrowings(1)	$7,761	$—	$—	$30,650	$—	$655,787	$694,198	$735,988
Average interest rate	12.76%	—%	—%	3.98%	—%	7.20%	7.12%
Total	$12,152	$7,032	$30,000	$30,650	$29,000	$679,262	$788,096	$829,886
Weighted average interest rate	9.69%	3.71%	2.95%	3.98%	2.21%	7.03%	6.59%
————————————
(1) Excludes $4.3 million of net unamortized premium on the Senior Notes and $5.7 million of unamortized premiums on mortgage loans payable.

Item 4.	Controls and Procedures

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

We may be involved in various legal proceedings arising in the ordinary course of business, none of which are currently material to our business and our financial statements taken as a whole. From time to time, our real estate management division is named in “slip and fall” type litigation relating to buildings we manage. Our standard management agreement contains an indemnity provision whereby the building owner indemnifies and agrees to defend our real estate management division against such claims. In such cases, we are defended by the building owner’s liability insurer.

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

KENNEDY-WILSON HOLDINGS, INC.

Dated:	August 8, 2013	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)