Form 10-Q
period 2013-09-30
Kennedy-Wilson Holdings, Inc.
filed 2013-11-07
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of common stock outstanding as of November 5, 2013 was 81,965,452.

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

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2013	December 31, 2012

Assets
Cash and cash equivalents	$181,371,000	$120,855,000
Short-term investments	—	10,000,000
Accounts receivable	6,051,000	3,647,000
Accounts receivable — related parties	31,433,000	22,393,000
Notes receivable	22,444,000	136,607,000
Notes receivable — related parties	5,785,000	—
Real estate, net of accumulated depreciation of $13,032,000 and $7,412,000 at September 30, 2013 and December 31, 2012, respectively	518,047,000	289,449,000
Investments in joint ventures ($74,183,000 and $68,363,000 carried at fair value as of September 30, 2013 and December 31, 2012, respectively)	742,221,000	543,193,000
Investments in loan pool participations	58,774,000	95,601,000
Other assets	51,103,000	38,079,000
Goodwill	23,965,000	23,965,000
Total assets	$1,641,194,000	$1,283,789,000

Liabilities and equity
Liabilities
Accounts payable	$1,735,000	$1,762,000
Accrued expenses and other liabilities	37,220,000	29,417,000
Accrued salaries and benefits	20,081,000	24,981,000
Deferred tax liability	16,937,000	22,671,000
Senior notes payable	409,196,000	409,640,000
Mortgage loans payable	340,366,000	236,538,000
Junior subordinated debentures	40,000,000	40,000,000
Total liabilities	865,535,000	765,009,000

Equity
Cumulative preferred stock, $0.0001 par value: 1,000,000 shares authorized $1,000 per share liquidation preference:
6.00% Series A, 100,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012, mandatorily convertible on May 19, 2015	—	—
6.45% Series B, 32,550 shares issued and outstanding as of September 30, 2013 and December 31, 2012, mandatorily convertible on November 3, 2018	—	—
Common stock, $0.0001 par value, 125,000,000 shares authorized, 81,389,879 and 64,789,646 shares issued and 81,389,879 and 63,772,598 shares outstanding as of September 30, 2013 and December 31, 2012, respectively	8,000	6,000
Additional paid-in capital	792,449,000	512,835,000
Accumulated deficit	(32,049,000)	(5,910,000)
Accumulated other comprehensive income	5,553,000	12,569,000
Common stock held in treasury, at cost, $0.0001 par value, 1,017,048 shares held at December 31, 2012	—	(9,856,000)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	765,961,000	509,644,000
Noncontrolling interests	9,698,000	9,136,000
Total equity	775,659,000	518,780,000
Total liabilities and equity	$1,641,194,000	$1,283,789,000
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
Management and leasing fees	$4,462,000	$4,015,000	$13,925,000	$11,272,000
Management and leasing fees — related party	10,649,000	6,320,000	27,962,000	18,036,000
Commissions	836,000	1,477,000	2,296,000	3,513,000
Commissions — related party	5,025,000	668,000	9,865,000	2,652,000
Sale of real estate	1,546,000	1,275,000	10,060,000	1,275,000
Rental and other income	10,690,000	1,485,000	27,452,000	4,432,000
Total revenue	33,208,000	15,240,000	91,560,000	41,180,000
Operating expenses
Commission and marketing expenses	1,011,000	1,371,000	2,845,000	3,676,000
Compensation and related expenses	20,956,000	11,364,000	52,840,000	30,658,000
Cost of real estate sold	883,000	1,275,000	7,885,000	1,275,000
General and administrative	5,760,000	5,014,000	17,574,000	13,571,000
Depreciation and amortization	4,531,000	989,000	12,003,000	2,903,000
Rental operating expenses	4,167,000	847,000	11,852,000	2,638,000
Total operating expenses	37,308,000	20,860,000	104,999,000	54,721,000
Equity in joint venture income	9,379,000	1,848,000	20,955,000	12,472,000
Interest income from loan pool participations and notes receivable	3,983,000	3,712,000	10,209,000	7,126,000
Operating income (expense)	9,262,000	(60,000)	17,725,000	6,057,000
Non-operating income (expense)
Interest income	69,000	40,000	236,000	95,000
Interest income — related party	136,000	139,000	208,000	2,408,000
Acquisition-related gains	1,668,000	—	11,127,000	—
Acquisition-related expenses	—	—	(510,000)	—
Gain on sale of marketable securities	—	—	—	2,931,000
Interest expense	(13,141,000)	(6,755,000)	(37,104,000)	(19,979,000)
Other	—	(6,000)	—	(80,000)
Loss from continuing operations before (provision for) benefit from income taxes	(2,006,000)	(6,642,000)	(8,318,000)	(8,568,000)
(Provision for) benefit from income taxes	(726,000)	2,500,000	1,446,000	5,121,000
Loss from continuing operations	(2,732,000)	(4,142,000)	(6,872,000)	(3,447,000)
Discontinued operations
(Loss) income from discontinued operations, net of income taxes	(291,000)	—	(294,000)	2,000
Gain (loss) from sale of real estate, net of income taxes	338,000	—	555,000	(212,000)
Net loss	(2,685,000)	(4,142,000)	(6,611,000)	(3,657,000)
Net loss (income) attributable to the noncontrolling interests	652,000	(64,000)	2,550,000	(2,990,000)
Net loss attributable to Kennedy-Wilson Holdings, Inc.	(2,033,000)	(4,206,000)	(4,061,000)	(6,647,000)
Preferred dividends and accretion of preferred stock issuance costs	(2,036,000)	(2,036,000)	(6,108,000)	(6,108,000)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(4,069,000)	$(6,242,000)	$(10,169,000)	$(12,755,000)
Basic and diluted earnings (loss) per share attributable to Kennedy-Wilson Holdings, Inc. common shareholders
Continuing operations	$(0.06)	$(0.11)	$(0.15)	$(0.23)
Discontinued operations, net of income taxes	—	—	—	—
Earnings (loss) per share - basic and diluted (a)	$(0.06)	$(0.11)	$(0.15)	$(0.24)
Weighted average number of common shares outstanding	72,643,080	58,043,357	68,486,876	53,551,708
Dividends declared per common share	$0.07	$0.05	$0.21	$0.15
—————
(a)  EPS amounts may not add due to rounding.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss	$(2,685,000)	$(4,142,000)	$(6,611,000)	$(3,657,000)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on marketable securities	—	(37,000)	—	3,428,000
Unrealized foreign currency translation gain (loss)	8,827,000	3,247,000	(9,216,000)	2,068,000
Unrealized forward contract, foreign currency (loss) gain	(3,635,000)	(925,000)	2,200,000	1,255,000
Total other comprehensive income (loss) for the period	5,192,000	2,285,000	(7,016,000)	6,751,000

Comprehensive income (loss)	2,507,000	(1,857,000)	(13,627,000)	3,094,000
Comprehensive loss (income) attributable to noncontrolling interests	652,000	(64,000)	2,550,000	(2,990,000)
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$3,159,000	$(1,921,000)	$(11,077,000)	$104,000

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statement of Equity
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests
	Shares	Amount	Shares	Amount						Total
Balance at December 31, 2012	132,550	$—	63,772,598	$6,000	$512,835,000	$(5,910,000)	$12,569,000	$(9,856,000)	$9,136,000	$518,780,000
Exercise of warrants into common shares	—	—	377,319	—	4,716,000					4,716,000
Issuance of 17,250,000 shares of common stock	—	—	17,250,000	2,000	275,982,000	—	—	—	—	275,984,000
Repurchase of 427,332 warrants	—	—	—	—	(1,393,000)	—	—	—	—	(1,393,000)
Retirement of common shares held in treasury	—	—	—	—	(9,856,000)	—	—	9,856,000	—	—
Issuance of 136,600 shares of common stock under amended and restated equity participation plan net of 146,638 shares forfeited	—	—	(10,038)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,132,000	—	—	—	—	10,132,000
Other comprehensive income:
Unrealized foreign currency translation loss, net of tax of $6,146,000	—	—	—	—	—	—	(9,216,000)	—	—	(9,216,000)
Unrealized forward contract foreign currency gain, net of tax of $1,465,000	—	—	—	—	—	—	2,200,000	—	—	2,200,000
Preferred stock dividends	—	—	—	—	—	(6,075,000)	—	—	—	(6,075,000)
Common stock dividends	—	—	—	—	—	(15,970,000)	—	—	—	(15,970,000)
Accretion of preferred stock issuance costs	—	—	—	—	33,000	(33,000)	—	—	—	—
Net loss	—	—	—	—	—	(4,061,000)	—	—	(2,550,000)	(6,611,000)
Consolidation of noncontrolling interests (Note 4)	—	—	—	—	—	—	—	—	2,607,000	2,607,000
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	889,000	889,000
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(384,000)	(384,000)
Balance at September 30, 2013	132,550	$—	81,389,879	$8,000	$792,449,000	$(32,049,000)	$5,553,000	$—	$9,698,000	$775,659,000
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(6,611,000)	$(3,657,000)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net (gain) loss from sale of real estate	(2,730,000)	212,000
Acquisition-related gain	(11,127,000)	—
Gain from sale of marketable securities	—	(2,931,000)
Depreciation and amortization	12,003,000	2,903,000
Benefit from deferred income taxes	(1,045,000)	(3,309,000)
Amortization of deferred loan costs	1,578,000	845,000
Amortization of discount and accretion of premium on issuance of the senior notes and mortgage loan payable	(868,000)	40,000
Equity in joint venture income	(20,955,000)	(12,472,000)
Accretion of interest income on loan pool participations and notes receivable	(9,392,000)	(6,671,000)
Operating distributions from joint ventures	34,418,000	30,301,000
Operating distributions from loan pool participation	8,340,000	13,484,000
Stock-based compensation	5,466,000	5,000,000
Change in assets and liabilities:
Accounts receivable	(2,176,000)	(264,000)
Accounts receivable—related parties	(9,040,000)	(3,892,000)
Other assets	(10,370,000)	(703,000)
Accounts payable	(48,000)	(492,000)
Accrued expenses and other liabilities	(4,295,000)	3,049,000
Accrued salaries and benefits	(234,000)	(8,978,000)
Net cash (used in) provided by operating activities	(17,086,000)	12,465,000
Cash flows from investing activities:
Additions to notes receivable	(19,600,000)	(38,213,000)
Collections of notes receivable	38,055,000	5,468,000
Additions to notes receivable—related parties	(10,705,000)	(15,925,000)
Collections of notes receivable—related parties	4,920,000	9,093,000
Capitalized development costs	(1,251,000)	—
Net proceeds from sale of real estate	10,449,000	17,905,000
Purchases of and additions to real estate	(115,860,000)	(16,172,000)
Proceeds from sale of marketable securities	—	21,386,000
Proceeds from maturities of short-term investments	10,000,000	—
Distributions from joint ventures	73,753,000	27,616,000
Contributions to joint ventures	(279,447,000)	(79,120,000)
Distributions from loan pool participations	69,564,000	38,779,000
Contributions to loan pool participations	(34,869,000)	(56,957,000)
Net cash used in investing activities	(254,991,000)	(86,140,000)
Cash flows from financing activities:
Borrowings under line of credit	125,000,000	45,000,000
Repayment of line of credit	(125,000,000)	(45,000,000)
Borrowings under mortgage loans payable	72,285,000	—
Repayment of mortgage loans payable	(1,076,000)	—
Debt issue costs	(1,777,000)	(1,026,000)
Issuance of common stock	275,984,000	106,274,000
Repurchase of common stock	—	(47,000)
Repurchase of warrants	(1,393,000)	(1,395,000)
Exercise of warrants	4,716,000	—
Dividends paid	(16,348,000)	(13,495,000)
Acquisition of noncontrolling interests	—	(473,000)
Contributions from noncontrolling interests	889,000	—
Distributions to noncontrolling interests	(384,000)	(4,931,000)
Net cash provided by financing activities	332,896,000	84,907,000
Effect of currency exchange rate changes on cash and cash equivalents	(303,000)	(354,000)
Net change in cash and cash equivalents	60,516,000	10,878,000
Cash and cash equivalents, beginning of period	120,855,000	115,926,000
Cash and cash equivalents, end of period	$181,371,000	$126,804,000
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental cash flow information:

	Nine Months Ended September 30,
	2013	2012
Cash paid for:
Interest (1)	$44,115,000	$15,368,000
Income taxes	2,281,000	100,000

(1) Cash paid for interest includes capitalized interest of $804,000 and $1,792,000 for the nine months ended September 30, 2013 and 2012, respectively.

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2013	2012

Unrealized gain on marketable securities, net of tax	$—	$3,428,000
Accretion of preferred stock issuance costs	33,000	33,000
Dividends declared on common stock	5,697,000	3,189,000
During the nine months ended September 30, 2012, as a result of the sale of a condo unit, in which the Company provided seller backed financing, real estate decreased by $1,193,000 and notes receivable increased by $1,193,000	—	1,193,000

During the nine months ended September 30, 2013, the Company acquired the interest of some of its existing partners in a 615-unit apartment building in Northern California, increasing its ownership from 15% to 94% and obtaining control of the property. On September 30, 2013, the Company and one of its equity partners amended existing operating agreements governing investments in three retail centers in the Western U.S. in which the Company has on average an approximate 90% ownership interest and which were accounted for on the equity method. These amendments allowed the Company to gain control of the operating properties. As a result of obtaining control, the Company was required to consolidate the assets and liabilities at fair value in accordance with Business Combination guidance as described in note 4.

During the nine months ended September 30, 2013, the Company sold a 50% interest in an entity that held a note receivable secured by the shopping center and 107 residential units in the United Kingdom to an institutional investor. As a result of the sale and loss of control, $96,031,000 in notes receivable and $78,704,000 in mortgage loans were deconsolidated as described in note 3.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1—BASIS OF PRESENTATION
Kennedy-Wilson Holdings, Inc.’s (together with its wholly owned and controlled subsidiaries, "we," "us," "our," "the Company" or “Kennedy Wilson”) unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. In the opinion of Kennedy Wilson, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2013 and 2012 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2013. For further information, your attention is directed to the footnote disclosures found in Kennedy Wilson’s Annual Report on Form 10-K for the year ended December 31, 2012.
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
REVENUE RECOGNITION—Performance fees or carried interests are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds and loan pool participations based on the cumulative performance of the funds and loan pools and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, Kennedy Wilson calculates the performance fee that would be due to the general partner, special limited partner or asset manager's interests for a fund or loan pool, pursuant to the fund agreement or participation agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. Substantially all of the performance fees are recognized in management and leasing fees, and substantially all of the carried interest is recognized in equity in joint venture income in our consolidated statements of operations. Total performance fees recognized through September 30, 2013 that may be reversed in future periods if there is negative fund or loan pool performance totaled $24.2 million. Performance fees accrued as of September 30, 2013 and December 31, 2012 were $24.2 million and $12.8 million, respectively, and are included in accounts receivable—related parties in the accompanying consolidated balance sheet.
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

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

DISTRIBUTIONS FROM UNCONSOLIDATED REAL ESTATE JOINT VENTURES—During the quarter ended March 31, 2013, the Company changed its method of accounting for determining the allocation of cash flows received from unconsolidated real estate joint ventures on its consolidated statement of cash flows from the "cumulative earnings" method to the "look-through" method, both of which are acceptable methods under GAAP.  Under the "look-through" approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from the joint venture's sale of assets), in which case it is reported as an investing activity.  The newly adopted method is preferable because it enables the Company to look to the nature and source of the distribution received and classify it appropriately between operating and investing activities on the statement of cash flows based upon the source, which allows the Company to present financial statements more consistent with accounting principles of consolidation.  The effects of the change upon the nine month period ended September 30, 2012 are as follows:

	Cumulative Earnings Method	Look-through Method

Operating Cash Flows:
Operating distributions from joint ventures	$20,671,000	$30,301,000
Net cash provided from operating activities	2,835,000	12,465,000

Investing Cash Flows:
Investing distributions from joint ventures	37,246,000	27,616,000
Net cash used in investing activities	(76,510,000)	(86,140,000)
ACCOUNTS RECEIVABLE—Accounts receivable are recorded at the contractual amount as determined by the underlying agreements and do not bear interest. An allowance for doubtful accounts is provided when the Company determines there are probable credit losses in the Company’s existing accounts receivable based on historical experience. The Company reviews its accounts receivable for probable credit losses on a quarterly basis. As of September 30, 2013, the Company had an immaterial allowance for doubtful accounts and during the nine months ended September 30, 2013 and 2012 recorded no provision for doubtful accounts.
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
RECENT ACCOUNTING PRONOUNCEMENTS— In February 2013, the FASB issued ASC Update No. 2013-02 "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." Update No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. ASC 2013-02 requires an entity to present separately information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income. An entity can present the information on the face of the comprehensive income statement or as a separate disclosure in the notes to the financial statements. Kennedy Wilson does not have any effect from adoption as it has already followed this presentation.
The FASB did not issue any other ASCs during the first nine months of 2013 that we expect to be applicable and have a material impact on our financial position or results of operations.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3—NOTES RECEIVABLE

The following table summarizes Kennedy Wilson's investment in notes receivable at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Notes receivable	$22,444,000	$136,607,000
Notes receivable — related parties	5,785,000	—
Notes receivable and notes receivable — related parties(1)	$28,229,000	$136,607,000

(1) The note receivables had a weighted average stated interest rate of 8.52% and 5.65% at September 30, 2013 and December 31, 2012 and maturity dates ranging from August 2014 to February 2017. Effective interest rates are higher as certain note receivables were acquired at a discount.

During the nine months ended September 30, 2013, Kennedy Wilson sold a 50% interest in an entity that held a note receivable of $122.8 million secured by the shopping center and 107 residential units in the United Kingdom to an institutional investor. As a result of the sale and loss of control, Kennedy Wilson deconsolidated the investment and is accounting for it as an equity method investment.

Interest Income from Notes Receivable
Kennedy Wilson recognized interest income on note receivables of $0.3 million and $1.5 million during the three months ended September 30, 2013 and 2012 and $1.1 million and $2.0 million for the nine months ended September 30, 2013 and 2012.

NOTE 4—REAL ESTATE
The following table summarizes Kennedy Wilson's investment in consolidated real estate properties at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Land	$164,294,000	$99,595,000
Buildings	357,686,000	193,302,000
Building improvements	9,099,000	3,964,000
	531,079,000	296,861,000
Less accumulated depreciation	(13,032,000)	(7,412,000)
Real estate, net	$518,047,000	$289,449,000

Acquisitions

During the third quarter, the Company acquired a retail center for $5.6 million in Richfield, UT which was financed with a $4.0 million mortgage loan and equity.

On June 27, 2013, the Company acquired a Class A office building in the golden triangle section of Beverly Hills, CA for $29.7 million which was financed with an $18.7 million mortgage loan and equity.

On April 29, 2013, the Company acquired a 450-unit apartment building in Salt Lake City, UT for $61.8 million and financed it with a $49.7 million mortgage loan and equity.

Joint Venture Consolidation

On March 28, 2013, the Company acquired the interest of some of its existing partners in a 615-unit apartment building in Northern California, increasing its ownership from 15% to 94%.  The original 15% interest had a book value of $0 due to prior distributions. Cash consideration of $15.7 million was paid by the Company to increase its ownership in the property to 94%. As

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

a result of obtaining control, the Company was required to consolidate the assets and liabilities at fair value in accordance with Business Combination guidance. Kennedy Wilson recorded an acquisition-related gain in the amount of $9.5 million in the accompanying consolidated statements of operations for the nine months ended September 30, 2013 as the fair value was in excess of the carrying value of its ownership interest.  As the transaction was between willing third party market participants, the purchase price was an approximation of fair value.  Accordingly, $1.3 million in cash and cash equivalents, $0.1 million in accounts receivable, $2.2 million in other assets (including $1.2 million of acquired in-place lease values), $120.1 million in real estate, net, $0.1 million in accounts payable, $3.1 million in accrued expenses and other liabilities, $93.5 million in mortgage loans payable, and $1.8 million in noncontrolling interest were recorded as a result of the consolidation.

On September 30, 2013, the Company and one of its equity partners amended existing operating agreements governing investments in three retail centers in the Western U.S. in which the Company has on average an approximate 90% ownership interest and which were accounted for on the equity method. These amendments allowed the Company to gain control of the operating properties. As a result of obtaining control, the Company was required to consolidate the assets and liabilities at fair value in accordance with Business Combination guidance. Due to the consolidation, $26.5 million in real estate, net, $20.1 million in mortgage loans, $2.5 million in other assets (including $2.3 million of acquired in-place lease values), $1.4 million in cash and $0.8 million in noncontrolling interest were recorded as of September 30, 2013. The consolidation resulted in an acquisition-related gain of $1.7 million as the fair value of its ownership interest was in excess of the carrying value. Prior period amounts for these retail centers are still presented on an equity method basis.

Pro forma results of operations

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

	Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except for per share data	2013	2012	2013	2012
Pro forma revenues	$34,150	$20,213	$99,170	$55,730
Pro forma net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(3,924)	(4,578)	(11,107)	(9,755)
Pro forma net loss per share:
Basic and diluted	$(0.05)	$(0.08)	$(0.16)	$(0.18)

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
Joint Venture Holdings
As of September 30, 2013 and December 31, 2012, the Company's equity investment in joint ventures totaled $742.2 million and $543.2 million, respectively.
The following table details our investments in joint ventures by investment type and geographic location as of September 30, 2013:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Multifamily	Commercial	Loan	Residential	Other	Total
Western U.S.	$133,425,000	$155,906,000	$48,640,000	$59,566,000	$460,000	$397,997,000
Japan	72,187,000	—	—	—	—	72,187,000
United Kingdom	—	99,888,000	13,216,000	—	—	113,104,000
Ireland	48,522,000	98,563,000	—	—	—	147,085,000
Other U.S.	134,000	3,795,000	7,000	342,000	7,570,000	11,848,000
Total	$254,268,000	$358,152,000	$61,863,000	$59,908,000	$8,030,000	$742,221,000
The following table details our investments in joint ventures by investment type and geographic location as of December 31, 2012:

	Multifamily	Commercial	Loan	Residential	Other	Total
Western U.S.	$126,860,000	$141,572,000	$41,855,000	$51,784,000	$460,000	$362,531,000
Japan	102,658,000	—	—	—	—	102,658,000
Ireland	22,359,000	9,530,000	36,729,000	—	—	68,618,000
Other U.S.	356,000	3,518,000	20,000	222,000	5,270,000	9,386,000
Total	$252,233,000	$154,620,000	$78,604,000	$52,006,000	$5,730,000	$543,193,000
KW Residential LLC
The Company's largest joint venture investment, KW Residential, LLC ("KWR"), had a balance of $72.2 million and $102.7 million as of September 30, 2013 and December 31, 2012, respectively. KWR is a joint venture investment in a portfolio of 50 apartment buildings comprised of approximately 2,400 units, located primarily in Tokyo and surrounding areas. Kennedy Wilson owns approximately 41% of KWR.
During the three and nine months ended September 30, 2013, Kennedy Wilson recognized $0.3 million and $6.6 million, respectively, in losses from foreign currency translation adjustments, net of hedges from its investment in KWR. For the three and nine months ended September 30, 2012, Kennedy Wilson recognized $0.6 million and $2.5 million, respectively, in gains from foreign currency translation adjustments, net of hedges from its investment in KWR.
During the three and nine months ended September 30, 2013 and 2012, the Company received the following cash distributions from its investment in KWR for the settlement of hedges, refinancing of property level debt, and operating distributions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Settlement of hedges	$—	$—	$10,838,000	$—
Refinancing of property level debt	—	—	5,273,000	1,766,000
Operating distributions	4,125,000	—	6,590,000	7,257,000
Total	$4,125,000	$—	$22,701,000	$9,023,000
The cash received as a result of unwinding KWR's hedges will not be realized in our statement of operations until the underlying investment is substantially liquidated.
As of September 30, 2013, the Company did not have any other joint venture investments which individually exceeded 10% of the investments in the joint venture balance.
Note Conversion into Real Estate
During the second quarter of 2013, the Company and one of its equity partners foreclosed on a class A office building and an adjacent 3.5 acre site in Dublin, Ireland. As a result of the foreclosure, the joint venture was required to consolidate the assets and liabilities at fair value under ASC 805 - Business Combinations.  As the fair value of the assets was in excess of the basis in the previously held mortgage notes, the joint venture recognized a $30.1 million acquisition related gain. The Company's portion of the gain was $15.0 million and was recognized in equity in joint venture income.
     During the third quarter of 2013, the Company and one of its equity partners converted a mortgage note purchased in the fourth quarter 2012 by the Company and its equity partners into a 100% equity interest on "The Rock", a retail, residential and entertainment center in Manchester, United Kingdom. As a result of the conversion, the joint venture was required to consolidate

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

the assets and liabilities at fair value. As the fair value of the assets were in excess of the basis in the previously held mortgage note, the joint venture recognized a $28.8 million acquisition-related gain. The Company's portion of the gain was $14.4 million and was recognized in equity in joint venture income.
Retail Centers Consolidation
On September 30, 2013, the Company and one of its equity partners amended existing operating agreements governing investments in three retail centers in the Western U.S. in which the Company has on average an approximate 90% ownership interest and which were accounted for on the equity method. As a result of obtaining control, the joint venture investments are now consolidated as of September 30, 2013 and not treated as investments in joint ventures. The investments are presented as an equity method investment for prior periods. See note 4.
Contributions to Joint Ventures
During the nine months ended September 30, 2013, Kennedy Wilson made $279.4 million in contributions to new and existing joint venture investments.
See the table below for a breakdown of contributions to new joint venture investments for the nine months ended September 30, 2013:

	Multifamily		Commercial		Residential
	Amount	No. of Properties	Amount	No. of Properties	Amount	No. of Properties	Total
Western U.S.	$9,085,000	2	$30,320,000	4	$4,350,000	2	$43,755,000
United Kingdom	—	—	92,169,000	3	—	—	92,169,000
Ireland	57,951,000	1	38,734,000	1	—	—	96,685,000
Total contributions - new joint venture investments	$67,036,000	3	$161,223,000	8	$4,350,000	2	$232,609,000
In addition to the capital contributions above to new joint venture investments, during the same period, Kennedy Wilson contributed $46.8 million to existing joint ventures to pay off external debt, fund our share of a development project and for working capital needs.
Equity in joint venture income is reduced by acquisition costs of $12.0 million during the nine months ended September 30, 2013.  These costs are the result of investing more than $130 million into new commercial project joint ventures, principally in the United Kingdom and Ireland which resulted in significant stamp duty taxes.
Distributions from Joint Ventures
The following table details cash distributions by investment type and geographic location for the nine months ended September 30, 2013:

	Multifamily		Commercial		Loan		Residential		Total
	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$7,367,000	$7,121,000	$12,638,000	$15,805,000	$—	$—	$3,290,000	$444,000	$23,295,000	$23,370,000
Japan	6,121,000	16,580,000	—	—	—	—	—	—	6,121,000	16,580,000
United Kingdom	—	—	745,000	4,379,000	226,000	304,000	—	—	971,000	4,683,000
Ireland	1,707,000	28,946,000	1,953,000	—	—	—	—	—	3,660,000	28,946,000
Other	371,000	121,000	—	—	—	—	—	53,000	371,000	174,000
Total	$15,566,000	$52,768,000	$15,336,000	$20,184,000	$226,000	$304,000	$3,290,000	$497,000	$34,418,000	$73,753,000
During the nine months ended September 30, 2013, Kennedy Wilson received $108.2 million in operating and investing distributions from its joint ventures. Investing distributions resulted from KWR's favorable settlement of Japanese yen-related

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

hedges and refinancing a portion of its multifamily portfolio, the refinancing of property level debt, asset sales, and loan resolutions. Operating distributions resulted from operating cash flow generated by the joint venture investments.
Variable Interest Entities
Kennedy Wilson has determined that it has investments in five variable interest entities ("VIEs") as of September 30, 2013 and has concluded that Kennedy Wilson is not the primary beneficiary of any of the investments. As of September 30, 2013, the five VIEs had assets totaling $211.2 million with Kennedy Wilson’s exposure to loss as a result of its interests in these VIEs totaling $84.9 million related to its equity contributions.
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
Capital Commitments
As of September 30, 2013, Kennedy Wilson has unfulfilled capital commitments totaling $9.0 million to four of its joint ventures. We may be called upon to contribute additional capital to joint ventures in satisfaction of Kennedy Wilson capital commitment obligations.
Guarantees
Kennedy Wilson has certain guarantees associated with loans secured by consolidated assets or assets held directly or in various joint ventures. As of September 30, 2013 the maximum potential amount of future payments (undiscounted) Kennedy Wilson could be required to make under the guarantees was approximately $53.3 million which is approximately 1.7% of the property level debt of the Company. The guarantees expire through 2017, and Kennedy Wilson’s performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds from the property. Based upon Kennedy Wilson’s evaluation of guarantees under ASC Subtopic 460-10 "Estimated Fair Value of Guarantees," the estimated fair value of guarantees made as of September 30, 2013 and December 31, 2012 is immaterial.

NOTE 6—INVESTMENT IN LOAN POOL PARTICIPATION
As of September 30, 2013 and December 31, 2012, the Company's investment in loan pool participations totaled $58.8 million and $95.6 million, respectively.

The Company's largest loan pool based on initial unpaid principal balance ("UPB"), which is secured by real estate primarily located in the United Kingdom (the “UK Loan Pool”), had a balance of $11.4 million and $60.4 million as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, the UPB of the loans was $189.1 million due to loan resolutions of $1.9 billion, representing 91% of the pool. The Company expects to accrete $20.0 million in interest income on the UK Loan Pool over the total estimated collection period (excluding asset management fees) and has accreted $16.7 million to date.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table represents the demographics of the Company's investment in the loan pools including the initial UPB and the UPB as of September 30, 2013.

		Kennedy Wilson Ownership	Unpaid Principal Balance		Kennedy Wilson Initial Equity Invested(2)	Investment Balance at September 30, 2013	Expected Accretion Over Total Estimated Collection Period
Acquisition Date	Location		Initial(1)	September 30, 2013				Accreted to Date
February 2010	Western U.S.	15.0%	$342,395,000	$16,289,000	$11,154,000	$1,718,000	$4,620,000	$4,565,000
December 2011	United Kingdom	12.5%	2,111,326,000	189,108,000	61,200,000	11,414,000	20,003,000	16,705,000
April 2012	Western U.S.	75.0%	43,383,000	5,680,000	30,900,000	4,533,000	4,091,000	3,622,000
August 2012	Ireland	10.0%	477,169,000	403,709,000	7,032,000	8,053,000	1,893,000	410,000
December 2012	United Kingdom	5.0%	605,052,000	459,408,000	19,273,000	11,887,000	1,917,000	349,000
April 2013	United Kingdom	10.0%	177,170,000	176,790,000	12,988,000	13,218,000	4,147,000	349,000
August 2013	United Kingdom	20.0%	136,572,000	136,572,000	7,450,000	7,951,000	4,449,000	108,000
Total			$3,893,067,000	$1,387,556,000	$149,997,000	$58,774,000	$41,120,000	$26,108,000

(1) Initial UPB presented at historical exchange rates
(2) Estimated foreign exchange rate is £0.62 = $1 USD and €0.74 = $1 USD.

The following table presents the interest income and foreign currency gain and (loss) recognized by Kennedy Wilson during the three and nine months ended September 30, 2013 and 2012 for the loan pools that were outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income recognized	$3,659,000	$2,249,000	$9,069,000	$5,156,000
Foreign currency translation (loss) gain	2,117,000	2,402,000	(2,861,000)	3,053,000
Total	$5,776,000	$4,651,000	$6,208,000	$8,209,000

NOTE 7—FAIR VALUE MEASUREMENTS
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of September 30, 2013:

	Level 1	Level 2	Level 3	Total
Short-term investments	$—	$—	$—	$—
Investment in joint ventures	—	—	74,183,000	74,183,000
Currency forward contract	—	(6,773,000)	—	(6,773,000)
Total	$—	$(6,773,000)	$74,183,000	$67,410,000
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
Short-term investments
The carrying value of short-term investments approximates fair value due to the short-term maturities of these investments at December 31, 2012. The short-term investments matured during the second quarter of 2013.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Investments in joint ventures
Kennedy Wilson records its investments in KW Property Fund III, L.P., Kennedy Wilson Real Estate Fund IV, L.P., and SG KW Venture I, LLC (the "Funds") based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. Kennedy Wilson’s investment balance in the Funds was $27.4 million and $25.8 million at September 30, 2013 and December 31, 2012, respectively, which is included in investments in joint ventures in the accompanying consolidated balance sheets. As of September 30, 2013, Kennedy Wilson had unfunded capital commitments to the Funds in the amount of $8.5 million.
Kennedy Wilson elected to use the fair value option ("FV Option") for two investments in joint venture entities to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $46.8 million and $42.6 million at September 30, 2013 and December 31, 2012, respectively, which are included in investments in joint ventures in the accompanying balance sheets.
The following table summarizes our investments in joint ventures held at fair value by type:

	September 30, 2013	December 31, 2012
Funds	$27,381,000	$25,795,000
FV Option	46,802,000	42,568,000
Total	$74,183,000	$68,363,000
The following table presents changes in Level 3 investments for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$73,968,000	$51,776,000	$68,363,000	$51,382,000
Unrealized and realized gains	—	—	—	87,000
Unrealized and realized losses	—	—	—	—
Contributions	1,026,000	215,000	6,875,000	2,729,000
Distributions	(811,000)	(996,000)	(1,055,000)	(3,203,000)
Ending balance	$74,183,000	$50,995,000	$74,183,000	$50,995,000
The change in unrealized and realized gains and losses is included in equity in joint venture income in the accompanying statements of operations.
There was no material change in unrealized gains and losses on Level 3 investments during the three and nine months ended September 30, 2013 and 2012 for investments still held as of September 30, 2013.
In estimating fair value of real estate held by the Funds and the two FV Option investments, Kennedy Wilson considers significant unobservable inputs such as capitalization and discount rates. The table below describes the range of unobservable inputs for real estate assets:

Estimated Rates Used for
	Capitalization Rates	Discount Rates
Multifamily	5.75% - 7.00%	7.50% - 9.00%
Commercial	6.25% - 7.50%	7.00% - 9.75%
Retail	6.00% - 10.00%	9.00% - 12.00%
Land and condominium units	n/a	8.00% - 12.00%
Loan	n/a	2.00% - 9.30%

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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
Currency forward contracts
Kennedy Wilson has currency forward contracts to manage its exposure to currency fluctuations between its functional currency (U.S. dollars) and the functional currency (euros and GBP) of certain of its wholly owned subsidiaries. To accomplish this objective, Kennedy Wilson hedged these exposures by entering into currency forward contracts to partially hedge Kennedy Wilson's exposure to its net investment in certain foreign operations caused by currency fluctuations. The currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the foreign currency applied to the notional value in that foreign currency discounted at a market rate for similar risks. Although Kennedy Wilson has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the derivative utilize Level 3 inputs. However, as of September 30, 2013, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, Kennedy Wilson has determined that its derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
Changes in fair value are recorded in other comprehensive income in the accompanying consolidated statements of comprehensive income (loss) as the portion of the currency forward contract used to hedge currency exposure of its certain wholly owned subsidiaries qualifies as a net investment hedge under ASC Topic 815. The fair value of the derivative instruments held as of September 30, 2013 are included in accrued expenses and other liabilities on the balance sheet.
The table below details the currency forward contracts Kennedy Wilson had as of September 30, 2013:

						Change in Unrealized Gains (Losses)
Currency	Notional Amount	Trade Date	Settlement Date	Exchange Rate	Fair Value	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Euro	€86,000,000	5/31/2012 - 7/11/2013	6/4/2015 - 7/15/2015	1.2400 - 1.3312	$(5,157,000)	$(4,487,000)	$(3,466,000)
GBP	£25,500,000	8/9/2013 - 8/23/2013	2/13/2014 - 8/28/2014	1.5479 - 1.5522	(1,616,000)	(1,616,000)	(1,616,000)
Total					$(6,773,000)	$(6,103,000)	$(5,082,000)
In order to manage currency fluctuations between the Company's functional currency (U.S. dollar) and the functional currency of KWR's functional currency (Japanese yen), the Company entered into forward foreign currency contracts to hedge a portion of its net investment in KWR. During the three and nine months ended September 30, 2013, the Company recognized an immaterial amount and $8.7 million, respectively, of gross unrealized gains related to these hedges.
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
The Company accounts for its debt liabilities at face value plus net unamortized debt premiums. The fair value as of September 30, 2013 and December 31, 2012 for the senior notes payable, borrowings under lines of credit, mortgage loans payable and junior subordinated debentures were estimated to be approximately $822.2 million and $708.2 million, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

collateral and our credit risk to the current yield of a similar security, compared to their carrying value of $789.6 million and $686.2 million at September 30, 2013 and December 31, 2012, respectively.

NOTE 8—OTHER ASSETS
Other assets consist of the following:

	September 30, 2013	December 31, 2012
Loan fees, net of accumulated amortization of $3,884,000 and $2,413,000 at September 30, 2013 and December 31, 2012, respectively	$14,142,000	$14,508,000
Deposits and other, net of accumulated amortization of $856,000 and $230,000 at September 30, 2013 and December 31, 2012, respectively	13,086,000	6,089,000
Acquired in-place leases, net of accumulated amortization of $8,230,000 and $3,086,000 at September 30, 2013 and December 31, 2012, respectively	8,572,000	9,311,000
Prepaid expenses	10,649,000	5,330,000
Office furniture and equipment net of accumulated amortization of $1,866,000 and $1,240,000 at September 30, 2013 and December 31, 2012, respectively	4,654,000	2,841,000
Other Assets	$51,103,000	$38,079,000
The estimated annual amortization expense of in-place leases for each of the years ending December 31, 2013 through December 31, 2017 approximates $1.1 million, $4.1 million, $1.7 million, $0.8 million and $0.6 million, respectively. Depreciation and amortization expense related to the above depreciable assets were $6.4 million and $1.7 million, for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 9—SENIOR NOTES

			September 30, 2013			December 31, 2012
				Unamortized			Unamortized
	Interest Rate	Maturity Date	Face Value	Net Premium/(Discount)	Carrying Value	Face Value	Net Premium/(Discount)	Carrying Value
2042 Notes	7.75%	12/1/2042	$55,000,000	$—	$55,000,000	$55,000,000	$—	$55,000,000
2019 Notes	8.75%	4/1/2019	350,000,000	4,196,000	354,196,000	350,000,000	4,640,000	354,640,000
Senior Notes			$405,000,000	$4,196,000	$409,196,000	$405,000,000	$4,640,000	$409,640,000
The indentures governing the 2019 Notes and the 2042 Notes contain various restrictive covenants, including, among others, limitations on our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness, to make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stock, engage in transactions with affiliates, create or permit liens on assets, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indentures limit Kennedy-Wilson, Inc.'s ability and the ability of its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of September 30, 2013, the balance sheet leverage ratio was 0.58 to 1.00. See note 18 for the guarantor and non-guarantor financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 10—MORTGAGE LOANS AND NOTES PAYABLE

Mortgage loans at September 30, 2013 and December 31, 2012 consist of the following:

		Carrying Amount of Mortgage Notes as of (1)
Types of Property Pledged as Collateral	Region	September 30, 2013	December 31, 2012
Notes receivable	United Kingdom	$—	$78,705,000
Multifamily properties (1)	Western U.S.	239,321,000	97,649,000
Commercial buildings	Western U.S.	95,157,000	54,296,000
Total mortgage loans payable		334,478,000	230,650,000

Notes payable		5,888,000	5,888,000
Total notes payable		5,888,000	5,888,000

Mortgage and notes payable(2)		$340,366,000	$236,538,000

(1) The mortgage loan payable balances include the unamortized debt premiums. Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan premium as of September 30, 2013 and December 31, 2012 was $5.5 million and $2.3 million, respectively.
(2) The mortgage payables had a weighted average interest rate of 3.96% and 4.44% at September 30, 2013 and December 31, 2012 and the note payable had a 15.00% interest rate at September 30, 2013 and December 31, 2012.

In December 2012, Kennedy Wilson acquired a loan secured by a shopping center and 107 residential units in the United Kingdom. At the time of acquisition, Kennedy Wilson invested $43.6 million of equity and borrowed $79.3 million in order to finance the transaction (see note 3). During the nine months ended September 30, 2013, Kennedy Wilson sold a 50% interest in an entity that held a note receivable to an institutional investor. As a result of the sale, Kennedy Wilson deconsolidated the investment and is accounting for it as an equity method investment.

During the nine months ended September 30, 2013, a first trust deed and supplemental mortgage loan were consolidated as part of the acquisition of an apartment building in northern California and three mortgage loans were consolidated as a result of Kennedy Wilson gaining control over existing investments in three retail centers in the Western U.S. Additionally, during the nine months ended September 30, 2013, the acquisition of an apartment building in Salt Lake City, UT, an office building in Beverly Hills, CA, and a retail center in Richfield, UT were partially financed with mortgages. See note 4 for more detail on the acquisitions.
The aggregate maturities of mortgage loans and notes payable subsequent to September 30, 2013 are as follows:

2013	$613,000
2014	10,496,000
2015	18,900,000
2016	41,058,000
2017	31,397,000
Thereafter	232,367,000
334,831,000
Debt premium	5,535,000
$340,366,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 11—LINE OF CREDIT

In September 2013, Kennedy-Wilson, Inc. amended its existing unsecured revolving credit facility with U.S. Bank and East-West Bank which increased the total principal amount available to be borrowed by an additional $40.0 million, for an aggregate availability of $140.0 million. The loan bears interest at a rate equal to LIBOR plus 2.75% and the maturity date was extended to October 1, 2016. The revolving loan agreement that governs the unsecured credit facility requires Kennedy-Wilson, Inc. to maintain (i) a minimum rent, adjusted fixed charge coverage ratio (as defined in the revolving loan agreement) of not less than 1.50 to 1.00, measured on a four quarter rolling average basis and (ii) maximum balance sheet leverage (as defined in the revolving loan agreement) of not greater than 1.50 to 1.00, measured at the end of each calendar quarter. As of the most recent quarter end, Kennedy-Wilson, Inc.'s adjusted fixed charge coverage ratio was 2.71 to 1.00 and its balance sheet leverage ratio was 0.62 to 1.00.

The revolving loan agreement also requires Kennedy-Wilson, Inc. to maintain unrestricted cash, cash equivalents and publicly traded marketable securities in the aggregate amount of at least $40.0 million, tested quarterly and to maintain a maximum balance sheet leverage (as defined in the revolving loan agreement) of not greater than 1.50 to 1.00, measured at the end of each calendar quarter. As of September 30, 2013, Kennedy-Wilson, Inc. was in compliance with these covenants.

During the nine months ended September 30, 2013, the Company drew and repaid $125.0 million on its unsecured credit facility to fund acquisitions. The maximum amount drawn on the unsecured credit facility at any one point during the nine months ended September 30, 2013 was $70.0 million. As of September 30, 2013, the unsecured credit facility was undrawn and $140.0 million was still available.

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
The junior subordinated debentures require Kennedy Wilson to maintain (i) a fixed charge coverage ratio (as defined in the indenture governing our junior subordinated debentures) of not less than 1.75 to 1.00, measured on a four quarter rolling basis, and (ii) a ratio of total debt to net worth (as defined in the indenture governing the junior subordinated debentures) of not greater than 3.00 to 1.00 at any time. As of the most recent quarter end, Kennedy Wilson's fixed charge coverage ratio was 3.48 to 1.00 and ratio of total debt to net worth was 1.03 to 1.00. As of September 30, 2013, Kennedy Wilson was in compliance with these covenants.

NOTE 13—RELATED PARTY TRANSACTIONS
    During the following periods, Kennedy Wilson earned fees and other income from affiliates and entities in which Kennedy Wilson holds ownership interests in the following amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Management and leasing fees	$10,649,000	$6,320,000	$27,962,000	$18,036,000
Commissions	5,025,000	668,000	9,865,000	2,652,000
Sale of real estate	—	1,275,000	—	1,275,000
Related party revenue	$15,674,000	$8,263,000	$37,827,000	$21,963,000

NOTE 14—STOCKHOLDERS' EQUITY
Common Stock
In September 2013, Kennedy Wilson completed an offering of 6.9 million shares of its common stock, which raised $122.2 million of net proceeds.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In March 2013, Kennedy Wilson completed an offering of 9.0 million shares of its common stock, which raised $133.8 million of net proceeds. In April 2013, Kennedy Wilson issued approximately 1.4 million shares of its common stock as a result of the underwriters fully exercising their option to purchase additional shares, which resulted in net proceeds of $20.1 million.
Warrants
In April 2010, the Board of Directors authorized a warrants repurchase program enabling Kennedy Wilson to repurchase up to 12.5 million of its outstanding warrants. On May 7, 2013, Kennedy Wilson's board authorized an increase to its warrant repurchase program by 5.3 million warrants. The program now covers all currently outstanding warrants issued by Kennedy Wilson.
Since April 2010, Kennedy Wilson has repurchased 12.4 million of its outstanding warrants for $20.6 million. During the nine months ended September 30, 2013, Kennedy Wilson repurchased 0.4 million of its outstanding warrants for $1.4 million. The Company received $4.7 million from warrant holders due to the exercise of 0.4 million warrants during the nine months ended September 30, 2013. As of September 30, 2013, there were 5.0 million warrants outstanding with a market value of $31.0 million.
Dividend Distributions
During the following periods, Kennedy Wilson declared and paid the following cash distributions on its common and preferred stock:

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Declared	Paid	Declared	Paid
Preferred Stock
Series A	$4,500,000	$4,500,000	$4,500,000	$4,500,000
Series B	1,575,000	1,575,000	1,575,000	1,575,000
Total Preferred Stock	6,075,000	6,075,000	6,075,000	6,075,000
Common Stock	15,970,000	10,273,000	8,536,000	7,420,000
Total (1)	$22,045,000	$16,348,000	$14,611,000	$13,495,000
—————
(1) Common stock dividends are declared at the end of each quarter and paid in the following quarter. The amount declared and not paid is accrued on the consolidated balance sheet.

Cumulative dividend distributions

Since being listed in November 2009, cumulative preferred and common dividends declared were:

September 30, 2013
Cumulative preferred shareholders	$30,643,000
Cumulative common shareholders	33,365,000
Total cumulative dividends declared	$64,008,000

Stock-based Compensation
During the nine months ended September 30, 2013 and 2012, Kennedy Wilson recognized $5.5 million and $5.0 million, respectively, of compensation expense related to the vesting of restricted stock grants.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Accumulated Other Comprehensive Income
The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net of 40% estimated tax:

	Foreign Currency Translation	Forward Contract Foreign Currency	Total Accumulated Other Comprehensive Income

Balance at December 31, 2012	$10,800,000	$1,769,000	$12,569,000
Unrealized (losses) gains, arising during the period	(15,362,000)	3,665,000	(11,697,000)
Taxes on unrealized (losses) gains, arising during the period	6,146,000	(1,465,000)	4,681,000
Balance at September 30, 2013	$1,584,000	$3,969,000	$5,553,000
The local currencies for our interests in foreign operations include the euro, the British pound sterling, and the Japanese yen. The related amounts on our balance sheets are translated into U.S. dollars at the exchange rates at the respective financial statement date, while amounts on our statements of operations are translated at the average exchange rates during the respective period. The increase in the unrealized losses on foreign currency translation is a result of the strengthening of the U.S. dollar against the euro, the British pound and the Japanese yen during the nine months ended September 30, 2013.
In order to manage currency fluctuations, the Company entered into forward foreign currency contracts to hedge a portion of its Japanese yen-based investments. During the nine months ended September 30, 2013, the Company recognized a gross unrealized gain of $8.7 million related to these hedges. Additionally, during the year, KWR settled several Japanese yen-related hedges resulting in cash proceeds of $23.1 million, of which Kennedy Wilson received $10.8 million. The cash received as a result of unwinding these hedges will not be realized in our statement of operations until the underlying investment is substantially liquidated. Kennedy Wilson also has a currency forward contract to manage its exposure to currency fluctuations between its functional currency (U.S. dollars) and the functional currency (euros and GBP) of certain of its wholly-owned subsidiaries (see note 7 for more detail). During the nine months ended September 30, 2013, the Company recognized a gross unrealized loss of $5.1 million related to these hedges.

NOTE 15—EARNINGS PER SHARE
For the three and nine months ended September 30, 2013, a total of 19,315,303 and 19,620,824, respectively, potentially dilutive securities have not been included in the diluted weighted average shares as they are anti-dilutive.
For the three and nine months ended September 30, 2012, a total of 20,595,304 and 19,014,611, respectively, potentially dilutive securities have not been included in the diluted weighted average shares as they are anti-dilutive.
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

Substantially all of the revenue—related party was generated via inter-segment activity for the three and nine months ended September 30, 2013 and 2012. Generally, this revenue consists of fees earned on investments in which Kennedy Wilson also has an ownership interest. The amounts representing investments with related parties and non-affiliates are included in the investment segment. No single third-party client accounted for 10% or more of Kennedy Wilson's revenue during any period presented in these financial statements.

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
The following tables summarize Kennedy Wilson’s income activity by segment and corporate for the three and nine months ended September 30, 2013 and 2012 and balance sheet data as of September 30, 2013 and December 31, 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investments
Sale of real estate	$1,546,000	$1,275,000	$10,060,000	$1,275,000
Rental and other income	10,690,000	1,485,000	27,452,000	4,432,000
Total revenue	12,236,000	2,760,000	37,512,000	5,707,000
Operating expenses	13,738,000	9,328,000	45,001,000	19,470,000
Depreciation and amortization	4,153,000	856,000	11,084,000	2,538,000
Total operating expenses	17,891,000	10,184,000	56,085,000	22,008,000
Equity in joint venture income	9,379,000	1,848,000	20,955,000	12,472,000
Interest income from loan pool participations and notes receivable	3,983,000	3,712,000	10,209,000	7,126,000
Operating income (loss)	7,707,000	(1,864,000)	12,591,000	3,297,000
Acquisition-related gains	1,668,000	—	11,127,000	—
Acquisition-related expenses	—	—	(510,000)	—
Gain on sale of marketable securities	—	—	—	2,931,000
Other	—	(6,000)	—	(80,000)
Interest income—related party	136,000	139,000	208,000	2,408,000
Interest expense	(2,876,000)	(160,000)	(7,435,000)	(477,000)
Income (loss) from continuing operations	6,635,000	(1,891,000)	15,981,000	8,079,000
Discontinued Operations
(Loss) income from discontinued operations, net of income taxes	(291,000)	—	(294,000)	2,000
Gain (loss) from sale of real estate, net of income taxes	338,000	—	555,000	(212,000)
Income (loss) before (provision for) benefit from income taxes	$6,682,000	$(1,891,000)	$16,242,000	$7,869,000

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Services
Management and leasing fees and commissions	$5,298,000	$5,492,000	$16,221,000	$14,785,000
Management and leasing fees and commissions—related party	15,674,000	6,988,000	37,827,000	20,688,000
Total revenue	20,972,000	12,480,000	54,048,000	35,473,000
Operating expenses	13,239,000	7,638,000	31,491,000	24,304,000
Depreciation and amortization	234,000	40,000	501,000	107,000
Total operating expenses	13,473,000	7,678,000	31,992,000	24,411,000
Operating income	7,499,000	4,802,000	22,056,000	11,062,000
Income before benefit from income taxes	$7,499,000	$4,802,000	$22,056,000	$11,062,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Corporate
Operating expenses	$5,800,000	$2,905,000	$16,504,000	$8,044,000
Depreciation and amortization	144,000	93,000	418,000	258,000
Total operating expenses	5,944,000	2,998,000	16,922,000	8,302,000
Operating loss	(5,944,000)	(2,998,000)	(16,922,000)	(8,302,000)
Interest income	69,000	40,000	236,000	95,000
Interest expense	(10,265,000)	(6,595,000)	(29,669,000)	(19,502,000)
Loss before benefit from income taxes	(16,140,000)	(9,553,000)	(46,355,000)	(27,709,000)
(Provision for) benefit from income taxes	(726,000)	2,500,000	1,446,000	5,121,000
Net loss	$(16,866,000)	$(7,053,000)	$(44,909,000)	$(22,588,000)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated
Management fees and commissions	$5,298,000	$5,492,000	$16,221,000	$14,785,000
Management fees and commissions—related party	15,674,000	6,988,000	37,827,000	20,688,000
Sale of real estate	1,546,000	1,275,000	10,060,000	1,275,000
Rental income	10,690,000	1,485,000	27,452,000	4,432,000
Total revenue	33,208,000	15,240,000	91,560,000	41,180,000
Operating expenses	32,777,000	19,871,000	92,996,000	51,818,000
Depreciation and amortization	4,531,000	989,000	12,003,000	2,903,000
Total operating expenses	37,308,000	20,860,000	104,999,000	54,721,000
Equity in joint venture income	9,379,000	1,848,000	20,955,000	12,472,000
Interest income from loan pool participations and notes receivable	3,983,000	3,712,000	10,209,000	7,126,000
Operating income	9,262,000	(60,000)	17,725,000	6,057,000
Interest income	69,000	40,000	236,000	95,000
Interest income—related party	136,000	139,000	208,000	2,408,000
Acquisition-related gain	1,668,000	—	11,127,000	—
Acquisition-related expenses	—	—	(510,000)	—
Gain on sale of marketable securities	—	—	—	2,931,000
Interest expense	(13,141,000)	(6,755,000)	(37,104,000)	(19,979,000)
Other	—	(6,000)	—	(80,000)
Loss from continuing operations before benefit from income taxes	(2,006,000)	(6,642,000)	(8,318,000)	(8,568,000)
(Provision for) benefit from income taxes	(726,000)	2,500,000	1,446,000	5,121,000
Loss from continuing operations	(2,732,000)	(4,142,000)	(6,872,000)	(3,447,000)
Discontinued Operations
(Loss) income from discontinued operations, net of income taxes	(291,000)	—	(294,000)	2,000
Gain (loss) from sale of real estate, net of income taxes	338,000	—	555,000	(212,000)
Net (loss) income	$(2,685,000)	$(4,142,000)	$(6,611,000)	$(3,657,000)

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	September 30, 2013	December 31, 2012
Total Assets
Investments	$1,359,820,000	$1,070,607,000
Services	96,074,000	105,370,000
Corporate	185,300,000	107,812,000
Total assets	$1,641,194,000	$1,283,789,000

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

NOTE 18—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information include:

(1) Condensed consolidating balance sheets as of September 30, 2013 and December 31, 2012; consolidating statements of operations for the three and nine months ended September 30, 2013 and 2012; consolidating statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012; and condensed consolidating statements of cash flows for the nine months ended September 30, 2013 and 2012, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.

Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the nine months ended September 30, 2013 or 2012.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2013

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$161,566,000	$6,914,000	$12,891,000	$—	$181,371,000
Accounts receivable	—	1,171,000	2,456,000	2,424,000	—	6,051,000
Accounts receivable — related parties	—	398,000	5,784,000	25,251,000	—	31,433,000
Intercompany receivables	—	7,345,000	—	—	(7,345,000)	—
Notes receivable	—	1,850,000	19,742,000	852,000	—	22,444,000
Notes receivable—related parties	—	3,241,000	2,544,000	—	—	5,785,000
Intercompany loans receivable	—	57,395,000	—	—	(57,395,000)	—
Real estate, net of accumulated depreciation	—	—	116,222,000	401,825,000	—	518,047,000
Investments in joint ventures	—	7,570,000	578,984,000	155,667,000	—	742,221,000
Investments in and advances to consolidated subsidiaries	772,230,000	1,006,063,000	252,221,000	—	(2,030,514,000)	—
Investments in loan pool participations	—	—	58,774,000	—	—	58,774,000
Other assets	—	19,081,000	11,974,000	20,048,000	—	51,103,000
Goodwill	—	—	17,216,000	6,749,000	—	23,965,000
Total assets	$772,230,000	$1,265,680,000	$1,072,831,000	$625,707,000	$(2,095,254,000)	$1,641,194,000

Liabilities and equity
Liabilities
Accounts payable	$14,000	$446,000	$787,000	$488,000	$—	$1,735,000
Accrued expenses and other liabilities	6,255,000	12,699,000	8,609,000	9,657,000	—	37,220,000
Intercompany payables	—	—	—	7,345,000	(7,345,000)	—
Accrued salaries and benefits	—	18,136,000	1,452,000	493,000	—	20,081,000
Deferred tax liability	—	12,973,000	3,879,000	85,000	—	16,937,000
Senior notes payable	—	409,196,000	—	—	—	409,196,000
Intercompany loans payable	—	—	—	57,395,000	(57,395,000)	—
Mortgage loans payable	—	—	52,041,000	288,325,000	—	340,366,000
Junior subordinated debentures	—	40,000,000	—	—	—	40,000,000
Total liabilities	6,269,000	493,450,000	66,768,000	363,788,000	(64,740,000)	865,535,000

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	765,961,000	772,230,000	1,006,063,000	252,221,000	(2,030,514,000)	765,961,000
Noncontrolling interests	—	—	—	9,698,000	—	9,698,000
Total equity	765,961,000	772,230,000	1,006,063,000	261,919,000	(2,030,514,000)	775,659,000
Total liabilities and equity	$772,230,000	$1,265,680,000	$1,072,831,000	$625,707,000	$(2,095,254,000)	$1,641,194,000

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

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Management and leasing fees	$—	$75,000	$3,167,000	$1,220,000	$—	$4,462,000
Management and leasing fees — related party	—	—	2,434,000	8,215,000	—	10,649,000
Commissions	—	—	653,000	183,000	—	836,000
Commissions — related party	—	—	1,074,000	3,951,000	—	5,025,000
Sale of real estate	—	—	1,546,000	—	—	1,546,000
Rental income	—	174,000	1,568,000	8,948,000	—	10,690,000
Total revenue	—	249,000	10,442,000	22,517,000	—	33,208,000
Operating expenses
Commission and marketing expenses	—	70,000	782,000	159,000	—	1,011,000
Compensation and related expenses	2,035,000	11,581,000	3,750,000	3,590,000	—	20,956,000
Cost of real estate sold	—	—	883,000	—	—	883,000
General and administrative	—	1,928,000	1,423,000	2,409,000	—	5,760,000
Depreciation and amortization	—	144,000	1,315,000	3,072,000	—	4,531,000
Rental operating expenses	—	—	961,000	3,206,000	—	4,167,000
Total operating expenses	2,035,000	13,723,000	9,114,000	12,436,000	—	37,308,000
Equity in joint venture income (loss)	—	283,000	15,741,000	(6,645,000)	—	9,379,000
Interest income from loan pool participations and notes receivable	—	—	3,965,000	18,000	—	3,983,000
(Loss) income from consolidated subsidiaries	(650,000)	23,613,000	2,849,000	—	(25,812,000)	—
Operating (loss) income	(2,685,000)	10,422,000	23,883,000	3,454,000	(25,812,000)	9,262,000
Non-operating income (expense)
Interest income	—	(7,000)	76,000	—	—	69,000
Interest income — related party	—	136,000	—	—	—	136,000
Acquisition-related gain	—	—	—	1,668,000	—	1,668,000
Interest expense	—	(10,223,000)	(346,000)	(2,572,000)	—	(13,141,000)
(Loss) income from continuing operations before benefit from income taxes	(2,685,000)	328,000	23,613,000	2,550,000	(25,812,000)	(2,006,000)
(Provision for) benefit from income taxes	—	(978,000)	—	252,000	—	(726,000)
(Loss) income from continuing operations	(2,685,000)	(650,000)	23,613,000	2,802,000	(25,812,000)	(2,732,000)
Discontinued operations
Income from discontinued operations, net of income taxes	—	—	—	(291,000)	—	(291,000)
Gain from sale of real estate, net of income taxes	—	—	—	338,000	—	338,000
Net (loss) income	(2,685,000)	(650,000)	23,613,000	2,849,000	(25,812,000)	(2,685,000)
Net (income) loss attributable to the noncontrolling interests	—	—	(153,000)	805,000	—	652,000
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc.	(2,685,000)	(650,000)	23,460,000	3,654,000	(25,812,000)	(2,033,000)
Preferred dividends and accretion of preferred stock issuance costs	(2,036,000)	—	—	—	—	(2,036,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(4,721,000)	$(650,000)	$23,460,000	$3,654,000	$(25,812,000)	$(4,069,000)

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Management and leasing fees	$—	$210,000	$9,042,000	$4,673,000	$—	$13,925,000
Management and leasing fees — related party	—	—	9,252,000	18,710,000	—	27,962,000
Commissions	—	374,000	1,388,000	534,000	—	2,296,000
Commissions — related party	—	—	1,850,000	8,015,000	—	9,865,000
Sale of real estate	—	—	10,060,000	—	—	10,060,000
Rental income	—	174,000	4,783,000	22,495,000	—	27,452,000
Total revenue	—	758,000	36,375,000	54,427,000	—	91,560,000
Operating expenses
Commission and marketing expenses	—	443,000	2,201,000	201,000	—	2,845,000
Compensation and related expenses	5,466,000	25,131,000	10,770,000	11,473,000	—	52,840,000
Cost of real estate sold	—	—	7,885,000	—	—	7,885,000
General and administrative	346,000	6,352,000	3,492,000	7,384,000	—	17,574,000
Depreciation and amortization	—	418,000	3,606,000	7,979,000	—	12,003,000
Rental operating expenses	—	—	2,605,000	9,247,000	—	11,852,000
Total operating expenses	5,812,000	32,344,000	30,559,000	36,284,000	—	104,999,000
Equity in joint venture income (loss)	—	283,000	30,653,000	(9,993,000)	12,000	20,955,000
Interest income from loan pool participations and notes receivable	—	—	10,155,000	54,000	—	10,209,000
(Loss) income from consolidated subsidiaries	(799,000)	58,283,000	12,329,000	—	(69,813,000)	—
Operating (loss) income	(6,611,000)	26,980,000	58,953,000	8,204,000	(69,801,000)	17,725,000
Non-operating income (expense)
Interest income	—	165,000	155,000	—	(84,000)	236,000
Interest income — related party	—	208,000	—	—	—	208,000
Acquisition-related gains	—	—	—	11,127,000	—	11,127,000
Acquisition-related expense	—	—	(232,000)	(278,000)	—	(510,000)
Interest expense	—	(29,619,000)	(807,000)	(6,750,000)	72,000	(37,104,000)
(Loss) income from continuing operations before benefit from income taxes	(6,611,000)	(2,266,000)	58,069,000	12,303,000	(69,813,000)	(8,318,000)
Benefit from (provision for) income taxes	—	1,467,000	—	(21,000)	—	1,446,000
(Loss) income from continuing operations	(6,611,000)	(799,000)	58,069,000	12,282,000	(69,813,000)	(6,872,000)
Discontinued operations
Income from discontinued operations, net of income taxes	—	—	(3,000)	(291,000)	—	(294,000)
Gain from sale of real estate, net of income taxes	—	—	217,000	338,000	—	555,000
Net (loss) income	(6,611,000)	(799,000)	58,283,000	12,329,000	(69,813,000)	(6,611,000)
Net (income) loss attributable to the noncontrolling interests	—	—	(153,000)	2,703,000		2,550,000
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc.	(6,611,000)	(799,000)	58,130,000	15,032,000	(69,813,000)	(4,061,000)
Preferred dividends and accretion of preferred stock issuance costs	(6,108,000)	—	—	—	—	(6,108,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(12,719,000)	$(799,000)	$58,130,000	$15,032,000	$(69,813,000)	$(10,169,000)

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Management and leasing fees	$—	$430,000	$2,304,000	$1,281,000	$—	$4,015,000
Management and leasing fees — related party	—	—	2,526,000	3,794,000	—	6,320,000
Commissions	—	70,000	582,000	825,000	—	1,477,000
Commissions — related party	—	—	653,000	15,000	—	668,000
Sale of real estate	—	—	1,275,000	—	—	1,275,000
Rental income	—	—	172,000	1,313,000	—	1,485,000
Total revenue	—	500,000	7,512,000	7,228,000	—	15,240,000
Operating expenses
Commission and marketing expenses	—	125,000	1,038,000	208,000	—	1,371,000
Compensation and related expenses	2,922,000	2,435,000	2,918,000	3,089,000	—	11,364,000
Cost of real estate sold	—	—	1,275,000	—	—	1,275,000
General and administrative	—	2,366,000	1,209,000	1,439,000	—	5,014,000
Depreciation and amortization	—	92,000	100,000	797,000	—	989,000
Rental operating expenses	—	—	216,000	631,000	—	847,000
Total operating expenses	2,922,000	5,018,000	6,756,000	6,164,000	—	20,860,000
Equity in joint venture income	—	(429,000)	2,493,000	(216,000)	—	1,848,000
Interest income from loan pool participations and notes receivable	—	—	3,694,000	18,000	—	3,712,000
Income from consolidated subsidiaries	(1,220,000)	7,460,000	600,000	—	(6,840,000)	—
Operating income (expense)	(4,142,000)	2,513,000	7,543,000	866,000	(6,840,000)	(60,000)
Non-operating income (expense)
Interest income	—	38,000	—	2,000	—	40,000
Interest income — related party	—	139,000	—	—	—	139,000
Other	—	(5,000)	—	(1,000)	—	(6,000)
Interest expense	—	(6,442,000)	(46,000)	(267,000)	—	(6,755,000)
(Loss) income before benefit from income taxes	(4,142,000)	(3,757,000)	7,497,000	600,000	(6,840,000)	(6,642,000)
Benefit from (provision for) income taxes	—	2,537,000	(37,000)	—	—	2,500,000
Net (loss) income	(4,142,000)	(1,220,000)	7,460,000	600,000	(6,840,000)	(4,142,000)
Net income attributable to the noncontrolling interests	—	—	—	(64,000)	—	(64,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc.	(4,142,000)	(1,220,000)	7,460,000	536,000	(6,840,000)	(4,206,000)
Preferred dividends and accretion of preferred stock issuance costs	(2,036,000)	—	—	—	—	(2,036,000)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(6,178,000)	$(1,220,000)	$7,460,000	$536,000	$(6,840,000)	$(6,242,000)

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Management and leasing fees	$—	$763,000	$6,365,000	$4,144,000	$—	$11,272,000
Management and leasing fees — related party	—	—	7,542,000	10,494,000	—	18,036,000
Commissions	—	125,000	1,423,000	1,965,000	—	3,513,000
Commissions — related party	—	—	2,637,000	15,000	—	2,652,000
Sale of real estate	—	—	1,275,000	—	—	1,275,000
Rental income	—	—	478,000	3,954,000	—	4,432,000
Total revenue	—	888,000	19,720,000	20,572,000	—	41,180,000
Operating expenses
Commission and marketing expenses	—	223,000	3,128,000	325,000	—	3,676,000
Compensation and related expenses	5,000,000	9,358,000	8,863,000	7,437,000	—	30,658,000
Cost of real estate sold	—	—	1,275,000	—	—	1,275,000
General and administrative	—	7,032,000	3,094,000	3,445,000	—	13,571,000
Depreciation and amortization	—	257,000	292,000	2,354,000	—	2,903,000
Rental operating expenses	—	—	706,000	1,932,000	—	2,638,000
Total operating expenses	5,000,000	16,870,000	17,358,000	15,493,000	—	54,721,000
Equity in joint venture income	—	—	7,220,000	5,252,000	—	12,472,000
Interest income from loan pool participations and notes receivable	—	—	7,069,000	57,000	—	7,126,000
Income from consolidated subsidiaries	1,343,000	25,052,000	8,788,000	—	(35,183,000)	—
Operating (expense) income	(3,657,000)	9,070,000	25,439,000	10,388,000	(35,183,000)	6,057,000
Non-operating income (expense)
Interest income	—	69,000	24,000	2,000	—	95,000
Interest income — related party	—	2,408,000	—	—	—	2,408,000
Gain on sale of marketable securities	—	2,931,000	—	—	—	2,931,000
Other	—	(117,000)	—	37,000	—	(80,000)
Interest expense	—	(18,677,000)	(164,000)	(1,138,000)	—	(19,979,000)
(Loss) income before benefit from income taxes	(3,657,000)	(4,316,000)	25,299,000	9,289,000	(35,183,000)	(8,568,000)
Benefit from (provision for) income taxes	—	5,659,000	(37,000)	(501,000)	—	5,121,000
(Loss) income from continuing operations	(3,657,000)	1,343,000	25,262,000	8,788,000	(35,183,000)	(3,447,000)
Discontinued operations
Income from discontinued operations, net of income taxes	—	—	2,000	—	—	2,000
Loss from sale of real estate, net of income taxes	—	—	(212,000)	—	—	(212,000)
Net (loss) income	(3,657,000)	1,343,000	25,052,000	8,788,000	(35,183,000)	(3,657,000)
Net income attributable to the noncontrolling interests	—	—	—	(2,990,000)	—	(2,990,000)

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

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$(2,685,000)	$(650,000)	$23,613,000	$2,849,000	$(25,812,000)	$(2,685,000)

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation gain	8,827,000	8,827,000	6,387,000	2,261,000	(17,475,000)	8,827,000
Unrealized forward contract foreign currency (loss) gain	(3,635,000)	(3,635,000)	167,000	—	3,468,000	(3,635,000)
Total other comprehensive income for the period	$5,192,000	$5,192,000	$6,554,000	$2,261,000	$(14,007,000)	$5,192,000

Comprehensive income	$2,507,000	$4,542,000	$30,167,000	$5,110,000	$(39,819,000)	$2,507,000
Comprehensive (income) loss attributable to noncontrolling interests	—	—	(152,000)	804,000	—	652,000
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$2,507,000	$4,542,000	$30,015,000	$5,914,000	$(39,819,000)	$3,159,000

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$(4,142,000)	$(1,220,000)	$7,460,000	$600,000	$(6,840,000)	$(4,142,000)

Other comprehensive income (loss), net of tax:
Unrealized holding loss on available-for-sale securities	(37,000)	(37,000)	—	—	37,000	(37,000)
Unrealized foreign currency translation gains	3,247,000	3,247,000	3,321,000	103,000	(6,671,000)	3,247,000
Unrealized forward contract foreign currency loss	(925,000)	(925,000)	(832,000)	—	1,757,000	(925,000)
Total other comprehensive income for the period	$2,285,000	$2,285,000	$2,489,000	$103,000	$(4,877,000)	$2,285,000

Comprehensive (loss) income	$(1,857,000)	$1,065,000	$9,949,000	$703,000	$(11,717,000)	$(1,857,000)
Comprehensive income attributable to noncontrolling interests	—	—	—	(64,000)	—	(64,000)
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(1,857,000)	$1,065,000	$9,949,000	$639,000	$(11,717,000)	$(1,921,000)

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$(6,611,000)	$(799,000)	$58,283,000	$12,329,000	$(69,813,000)	$(6,611,000)

Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation loss	(9,216,000)	(9,216,000)	(11,606,000)	(252,000)	21,074,000	(9,216,000)
Unrealized forward contract foreign currency gain	2,200,000	2,200,000	5,388,000	—	(7,588,000)	2,200,000
Total other comprehensive loss for the period	$(7,016,000)	$(7,016,000)	$(6,218,000)	$(252,000)	$13,486,000	$(7,016,000)

Comprehensive (loss) income	$(13,627,000)	$(7,815,000)	$52,065,000	$12,077,000	$(56,327,000)	$(13,627,000)
Comprehensive (income) loss attributable to noncontrolling interests	—	—	(152,000)	2,702,000	—	2,550,000
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(13,627,000)	$(7,815,000)	$51,913,000	$14,779,000	$(56,327,000)	$(11,077,000)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$(3,657,000)	$1,343,000	$25,052,000	$8,788,000	$(35,183,000)	$(3,657,000)

Other comprehensive income (loss), net of tax:
Unrealized holding gains on available-for-sale securities	3,428,000	3,428,000	—	—	(3,428,000)	3,428,000
Unrealized foreign currency translation gains (loss)	2,068,000	2,068,000	2,046,000	(285,000)	(3,829,000)	2,068,000
Unrealized forward contract foreign currency gain	1,255,000	1,255,000	1,676,000	—	(2,931,000)	1,255,000
Total other comprehensive income (loss) for the period	$6,751,000	$6,751,000	$3,722,000	$(285,000)	$(10,188,000)	$6,751,000

Comprehensive income	$3,094,000	$8,094,000	$28,774,000	$8,503,000	$(45,371,000)	$3,094,000
Comprehensive income attributable to noncontrolling interests	—	—	—	(2,990,000)	—	(2,990,000)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$3,094,000	$8,094,000	$28,774,000	$5,513,000	$(45,371,000)	$104,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash provided by (used in) operating activities	$226,000	$(62,231,000)	$36,513,000	$8,406,000	$(17,086,000)
Cash flows from investing activities:
Additions to notes receivable	—	—	(19,600,000)	—	(19,600,000)
Collections of notes receivable	—	—	37,955,000	100,000	38,055,000
Additions to notes receivable—related parties	—	(8,161,000)	(2,544,000)	—	(10,705,000)
Collections of notes receivable—related parties	—	4,920,000	—	—	4,920,000
Capitalized development costs	—	(1,251,000)	—	—	(1,251,000)
Net proceeds from sale of real estate	—	—	10,112,000	337,000	10,449,000
Purchases of and additions to real estate	—	—	(31,283,000)	(84,577,000)	(115,860,000)
Distributions from joint ventures	—	400,000	66,153,000	7,200,000	73,753,000
Contributions to joint ventures	—	(2,305,000)	(179,775,000)	(97,367,000)	(279,447,000)
Distributions from loan pool participations	—	—	69,564,000	—	69,564,000
Contributions to loan pool participations	—	—	(34,869,000)	—	(34,869,000)
Proceeds from maturities to short-term investments	—	10,000,000	—	—	10,000,000
(Investments in) distributions from consolidated subsidiaries, net	(263,185,000)	178,666,000	8,116,000	76,403,000	—
Net cash (used in) provided by investing activities	(263,185,000)	182,269,000	(76,171,000)	(97,904,000)	(254,991,000)
Cash flows from financing activities:
Borrowings under line of credit	—	125,000,000	—	—	125,000,000
Repayment of line of credit	—	(125,000,000)	—	—	(125,000,000)
Borrowings under mortgage loans payable	—	—	18,650,000	53,635,000	72,285,000
Debt issue costs	—	(1,272,000)	(151,000)	(354,000)	(1,777,000)
Repayment of mortgage loans payable	—	—	—	(1,076,000)	(1,076,000)
Issuance of common stock	275,984,000	—	—	—	275,984,000
Dividends paid	(16,348,000)	—	—	—	(16,348,000)
Repurchase of warrants	(1,393,000)	—	—	—	(1,393,000)
Exercise of warrants	4,716,000	—	—	—	4,716,000
Intercompany receivables, net	—	(21,884,000)	—	21,884,000	—
Contributions from noncontrolling interests	—	—	—	889,000	889,000
Distributions to noncontrolling interests	—	—	—	(384,000)	(384,000)
Net cash provided by (used in) financing activities	262,959,000	(23,156,000)	18,499,000	74,594,000	332,896,000
Effect of currency exchange rate changes on cash and cash equivalents	—	167,000	(10,416,000)	9,946,000	(303,000)
Net change in cash and cash equivalents	—	97,049,000	(31,575,000)	(4,958,000)	60,516,000
Cash and cash equivalents, beginning of year	—	64,517,000	38,489,000	17,849,000	120,855,000
Cash and cash equivalents, end of period	$—	$161,566,000	$6,914,000	$12,891,000	$181,371,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities	$—	$(42,714,000)	$56,812,000	$(1,633,000)	$12,465,000
Cash flows from investing activities:
Additions to notes receivable	—	(1,234,000)	(36,979,000)	—	(38,213,000)
Collections of notes receivable	—	—	5,368,000	100,000	5,468,000
Additions to notes receivable - related parties	—	(15,925,000)	—	—	(15,925,000)
Collections of notes receivable - related parties	—	9,093,000	—	—	9,093,000
Net proceeds from sale of real estate	—	—	17,905,000	—	17,905,000
Purchases of and additions to real estate	—	—	(16,057,000)	(115,000)	(16,172,000)
Proceeds from sales of marketable securities	—	21,386,000	—	—	21,386,000
Distributions from joint ventures	—	—	27,286,000	330,000	27,616,000
Contributions to joint ventures	—	(1,200,000)	(62,583,000)	(15,337,000)	(79,120,000)
Distributions from loan pool participations	—	—	38,779,000	—	38,779,000
Contributions to loan pool participations	—	—	(56,957,000)	—	(56,957,000)
(Investment in) distributions from consolidated subsidiaries, net	(91,337,000)	47,065,000	26,279,000	17,993,000	—
Net cash (used in) provided by investing activities	(91,337,000)	59,185,000	(56,959,000)	2,971,000	(86,140,000)
Cash flows from financing activities:
Borrowings under line of credit	—	45,000,000	—	—	45,000,000
Repayment of lines of credit	—	(45,000,000)	—	—	(45,000,000)
Debt issue costs	—	(1,026,000)	—	—	(1,026,000)
Issuance of common stock	106,274,000	—	—	—	106,274,000
Repurchase of common stock	(47,000)	—	—	—	(47,000)
Repurchase of warrants	(1,395,000)	—	—	—	(1,395,000)
Dividends paid	(13,495,000)	—	—	—	(13,495,000)
Acquisition of noncontrolling interests	—	—	—	(473,000)	(473,000)
Distributions to noncontrolling interests	—	—	—	(4,931,000)	(4,931,000)
Net cash provided by (used in) financing activities	91,337,000	(1,026,000)	—	(5,404,000)	84,907,000
Effect of currency exchange rate changes on cash and cash equivalents	—	—	(354,000)	—	(354,000)
Net change in cash and cash equivalents	—	15,445,000	(501,000)	(4,066,000)	10,878,000
Cash and cash equivalents, beginning of period	—	95,812,000	2,553,000	17,561,000	115,926,000
Cash and cash equivalents, end of period	$—	$111,257,000	$2,052,000	$13,495,000	$126,804,000

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 19—SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date these financial statements were issued.

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

Overview
Founded in 1977, we are an international real estate investment and services firm. We are a vertically-integrated real estate operating company with approximately 390 professionals in 24 offices throughout the United States, United Kingdom, Ireland, Spain and Japan. Based on management's estimate of fair value as of September 30, 2013, we have approximately $13.7 billion of real estate and real estate-related assets under our management ("AUM"), totaling approximately 68.8 million square feet of properties throughout the United States, Europe and Japan. This includes ownership in 16,511 multifamily apartment units and 9.6 million square feet of commercial properties, of which 2,030 units and 1.2 million square feet are owned by our consolidated subsidiaries and 14,481 units and 8.4 million square feet are held in joint ventures.
AUM generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, and investments in joint ventures. Our AUM is principally intended to reflect the extent of our presence in the real estate market and is not the basis for determining our management fees. Our assets under management consist of the total estimated fair value of the real estate properties and other real estate related assets either owned by third parties, wholly owned by us or held by joint ventures and other entities in which our sponsored funds or investment vehicles and client accounts have invested. Committed (but unfunded) capital from investors in our sponsored funds is not included in our AUM. The estimated value of development properties is included at estimated completion cost.
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
KW Services provides a full array of real estate-related services for the full life cycle of real estate ownership and investment to clients that include financial institutions, developers, builders and government agencies. Kennedy Wilson provides auction and conventional sales, property management, investment management, asset management, leasing, construction management, acquisitions, dispositions, research and trust services.

The following table describes our investment account (Kennedy Wilson's equity in real estate and loans secured by real estate), which includes the following financial statement captions and is derived from our consolidated balance sheets, as of September 30, 2013 and December 31, 2012 (dollars in millions):

	September 30, 2013	December 31, 2012
Investment in joint ventures	$742.2	$543.2
Real estate, net of depreciation	518.0	289.4
Mortgage debt	(340.4)	(236.5)
Notes receivable	28.2	136.6
Acquired in-place lease value, net of amortization(1)	8.6	9.3
Loan pool participations	58.8	95.6
Total net investment account	1,015.4	837.6
Add back:
Accumulated depreciation and amortization	24.0	12.0
Kennedy Wilson's share of accumulated depreciation and amortization included in investment in joint ventures	90.6	59.3
Total gross investment account	$1,130.0	$908.9
(1) Included in other assets.
The following table breaks down our net investment account information derived from our consolidated balance sheet, by investment type and geographic location as of September 30, 2013:

	Dollars in Millions
	Multifamily	Loans Secured by Real Estate	Commercial	Residential, Hotel, and Other (1)	Total
Western U.S.	$214.5	$84.8	$199.5	$112.5	$611.3
Other U.S.	0.1	—	4.3	7.9	12.3
Japan	72.2	—	6.9	—	79.1
United Kingdom	—	57.7	99.9	—	157.6
Ireland	48.5	8.0	98.6	—	155.1
Total	$335.3	$150.5	$409.2	$120.4	$1,015.4
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

Kennedy Wilson's Recent Highlights

•
We reported third quarter 2013 Adjusted EBITDA of $42.3 million, a 142% increase from $17.5 million for the same period in 2012. For the nine months ended September 30, 2013, Adjusted EBITDA was $111.3 million, a 101% increase from $55.5 million for the same period in 2012.

Investments business
Investment account

•
As of September 30, 2013, our gross investment account was $1.1 billion, compared to $908.9 million as of December 31, 2012. The net investment account was $1.0 billion as of September 30, 2013 compared to $837.6 million at December 31, 2012, after accumulated depreciation and amortization of $114.6 million and $71.3 million, respectively. The change in the net investment account was comprised of $387.1 million of cash contributed to and income earned on investments offset by $209.3 million of cash distributed from investments. During the nine months ended September 30, 2013, the Company and its equity partners received approximately $940 million in distributions from their investments.

•
As of September 30, 2013, the Company and its equity partners owned 22.9 million rentable square feet of real estate, including investments in 16,511 apartment units and 79 commercial properties. Additionally, as of September 30, 2013, the Company and its equity partners owned in excess of $1.6 billion in unpaid principal balance of loans secured by real estate.

Operating metrics

•	During the nine months ended September 30, 2013, our investments business achieved an EBITDA of $99.5 million, a 111% increase from $47.2 million for the same period in 2012.

•
During the nine months ended September 30, 2013, based on our investments in 11,755 same property multifamily units, rental revenues increased 5%, net operating income increased 7% and occupancy increased 1% at the property level from the same period in 2012. In addition, based on our investments in 2.8 million square feet of same property commercial real estate, rental revenues increased 15%, net operating income increased 18% and occupancy increased 4% at the property level from the same period in 2012.

Acquisition/disposition program

•
From January 1, 2010 through September 30, 2013, the Company and its equity partners acquired approximately $10.6 billion of real estate related investments (including unpaid principal balance of loan purchases). During the nine months ended September 30, 2013, the Company and its equity partners acquired $2.6 billion of real estate related investments, in which the Company invested $368.5 million of equity. Our investments were directed 71% to the United Kingdom and Ireland and 29% to the Western U.S.

•
During the fourth quarter of 2012, the Company and one of its equity partners acquired the mortgage on The Rock, a premier retail, residential and entertainment center in Manchester, United Kingdom. During the third quarter, the Company and its equity partner converted their mortgage note to a 100% equity ownership in the property resulting in a $28.8 million acquisition related gain. The Company's portion of the gain was $14.4 million and was recognized in equity in joint venture income.

•
During the nine months ended September 30, 2013, the Company and its equity partners sold a total of $177.4 million of real estate, which resulted in a gain of $41.3 million, of which our share was $13.2 million ($29.9 million of our equity invested) including nine commercial buildings, two multifamily properties and 52 condos.

Property level debt financing

•
As of September 30, 2013, the Company and its equity partners had approximately $3.2 billion of property level debt with a weighted average interest rate of 5.1% and a weighted average maturity of 6.1 years.

•	As of September 30, 2013 the Company and its equity partners property level debt was 54% at fixed interest rates, 31% floating with interest rate caps and 15% at floating interest rates.
Key investment updates
UK Loan Pool

•	Our book equity in this investment is $11.4 million; we own 12.5% before carried interest.

•
In December 2011, the Company and its equity partners acquired a loan pool secured by real estate located in the United Kingdom with an unpaid principal balance of $2.1 billion. As of September 30, 2013, the unpaid principal balance was $189.1 million due to loan resolutions of approximately $1.9 billion, representing approximately 91% of the pool. During the nine months ended September 30, 2013, the Company received $53.4 million in distributions related to resolutions.

Japan multifamily

•	Our book equity in this investment is $72.2 million; we own 40.9% before carried interest.

•	We maintained 96% occupancy in 50 apartment buildings as of September 30, 2013 with a total of 2,410 units.

•	Since Fairfax Financial became our partner in the Japanese multifamily portfolio in September 2010, we have distributed a total of $104.4 million, of which our share was $49.1 million.
Services business

•	Management and leasing fees and commissions increased by 52% to $54.0 million for the nine months ended September 30, 2013, from $35.5 million for the same period in 2012.

•	During the nine months ended September 30, 2013, our services business achieved an EBITDA of $22.6 million, a 102% increase from $11.2 million for the same period in 2012.
Corporate financing

•
In September 2013, the Company issued and sold 6.9 million shares of common stock primarily to institutional investors, resulting in gross proceeds of $127.7 million. A portion of the proceeds were used to pay off the outstanding balance on our line of credit.

•	In September 2013, the Company increased the availability on its line of credit to $140.0 million from $100.0 million and extended the line's maturity to October 1, 2016.
Subsequent events

•
In October 2013, Meyers Research, a wholly owned subsidiary, launched Zonda, a mobile application designed to provide market insight for the homebuilding industry by combining interactive tools and real-time data on approximately 300 metrics impacting housing.

Results of Operations
The following table sets forth items derived from our consolidated statement of operations for the three and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
Management and leasing fees	$4,462,000	$4,015,000	$13,925,000	$11,272,000
Management and leasing fees - related party	10,649,000	6,320,000	27,962,000	18,036,000
Commissions	836,000	1,477,000	2,296,000	3,513,000
Commissions - related party	5,025,000	668,000	9,865,000	2,652,000
Sale of real estate	1,546,000	1,275,000	10,060,000	1,275,000
Rental and other income	10,690,000	1,485,000	27,452,000	4,432,000
Total revenue	33,208,000	15,240,000	91,560,000	41,180,000
Operating expenses
Commission and marketing expenses	1,011,000	1,371,000	2,845,000	3,676,000
Compensation and related expenses	20,956,000	11,364,000	52,840,000	30,658,000
Cost of real estate sold	883,000	1,275,000	7,885,000	1,275,000
General and administrative	5,760,000	5,014,000	17,574,000	13,571,000
Depreciation and amortization	4,531,000	989,000	12,003,000	2,903,000
Rental operating expenses	4,167,000	847,000	11,852,000	2,638,000
Total operating expenses	37,308,000	20,860,000	104,999,000	54,721,000
Equity in joint venture income	9,379,000	1,848,000	20,955,000	12,472,000
Interest income from loan pool participations and notes receivable	3,983,000	3,712,000	10,209,000	7,126,000
Operating income (expense)	9,262,000	(60,000)	17,725,000	6,057,000
Non-operating income (expense)
Interest income	205,000	179,000	444,000	2,503,000
Acquisition-related gain	1,668,000	—	11,127,000	—
Acquisition-related expenses	—	—	(510,000)	—
Gain on sale of marketable securities	—	—	—	2,931,000
Interest expense	(13,141,000)	(6,755,000)	(37,104,000)	(19,979,000)
Other	—	(6,000)	—	(80,000)
Loss from continuing operations before (provision for) benefit from income taxes	(2,006,000)	(6,642,000)	(8,318,000)	(8,568,000)
(Provision for) benefit from income taxes	(726,000)	2,500,000	1,446,000	5,121,000
Loss from continuing operations	(2,732,000)	(4,142,000)	(6,872,000)	(3,447,000)
Discontinued Operations
(Loss) income from discontinued operations, net of income taxes	(291,000)	—	(294,000)	2,000
Gain (loss) from sale of real estate, net of income taxes	338,000	—	555,000	(212,000)
Net loss	(2,685,000)	(4,142,000)	(6,611,000)	(3,657,000)
Net loss (income) attributable to the noncontrolling interests	652,000	(64,000)	2,550,000	(2,990,000)
Net loss attributable to Kennedy-Wilson Holdings, Inc.	(2,033,000)	(4,206,000)	(4,061,000)	(6,647,000)
Preferred dividends and accretion of preferred stock issuance costs	(2,036,000)	(2,036,000)	(6,108,000)	(6,108,000)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(4,069,000)	$(6,242,000)	$(10,169,000)	$(12,755,000)
EBITDA (1)	$40,272,000	$14,551,000	$105,803,000	$50,453,000
Adjusted EBITDA (2)	$42,307,000	$17,473,000	$111,269,000	$55,453,000
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
(2)    Adjusted EBITDA represents EBITDA, as defined above, adjusted to exclude stock-based compensation expense.  Our management uses Adjusted EBITDA to analyze our business because it adjusts EBITDA for items we believe will not be relevant or comparable to the nature of our business going forward. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more meaningful picture of our results from operations. However, EBITDA and Adjusted EBITDA are not recognized measurements under GAAP, and when analyzing our operating performance, readers should use EBITDA and Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as tax and debt service payments. The amounts shown for EBITDA and Adjusted EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.
We use certain non-GAAP measures to analyze our business including EBITDA(1) and Adjusted EBITDA,(2) which are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(2,685,000)	$(4,142,000)	$(6,611,000)	$(3,657,000)
Non-GAAP adjustments:
Add back:
Interest expense	13,141,000	6,755,000	37,104,000	19,979,000
Kennedy Wilson's share of interest expense included in investment in joint ventures and loan pool participation	12,688,000	8,364,000	33,405,000	23,364,000
Depreciation and amortization	4,531,000	989,000	12,003,000	2,903,000
Kennedy Wilson's share of depreciation and amortization included in investment in joint ventures	11,871,000	5,085,000	31,348,000	12,985,000
Benefit from (provision for) income taxes	726,000	(2,500,000)	(1,446,000)	(5,121,000)
EBITDA (1)	40,272,000	14,551,000	105,803,000	50,453,000
Stock-based compensation	2,035,000	2,922,000	5,466,000	5,000,000
Adjusted EBITDA (2)	$42,307,000	$17,473,000	$111,269,000	$55,453,000
—————
(1)  (2)  See definitions in previous discussion.
The following tables summarize revenue, operating expenses, non-operating expenses, operating income (loss) and net income (loss) and calculates EBITDA(1) and Adjusted EBITDA(2) by our investments and services operating segments and corporate for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investments
Rental income and sale of real estate	$12,236,000	$2,760,000	$37,512,000	$5,707,000
Operating expenses	(17,891,000)	(10,184,000)	(56,085,000)	(22,008,000)
Equity in joint venture income	9,379,000	1,848,000	20,955,000	12,472,000
Interest income from loan pool participations and notes receivable	3,983,000	3,712,000	10,209,000	7,126,000
Operating income (loss)	7,707,000	(1,864,000)	12,591,000	3,297,000

Interest income—related party	136,000	139,000	208,000	2,408,000
Acquisition-related gains	1,668,000	—	11,127,000	—
Acquisition-related expenses	—	—	(510,000)	—
Gain on sale of marketable securities	—	—	—	2,931,000
Interest expense	(2,876,000)	(160,000)	(7,435,000)	(477,000)
Other	—	(6,000)	—	(80,000)
Income from continuing operations	6,635,000	(1,891,000)	15,981,000	8,079,000
Discontinued operations
(Loss) income from discontinued operations, net of income taxes	(291,000)	—	(294,000)	2,000
Gain (loss) from sale of real estate, net of income taxes	338,000	—	555,000	(212,000)
Income (loss) before (provision for) benefit from taxes	6,682,000	(1,891,000)	16,242,000	7,869,000
Non-GAAP adjustments:
Add back:
Interest expense	2,876,000	160,000	7,435,000	477,000
Kennedy Wilson's share of interest expense included in investment in joint ventures and loan pool participation	12,688,000	8,364,000	33,405,000	23,364,000
Depreciation and amortization	4,153,000	856,000	11,084,000	2,538,000
Kennedy Wilson's share of depreciation and amortization included in investment in joint ventures	11,871,000	5,085,000	31,348,000	12,985,000
EBITDA and Adjusted EBITDA (1) (2)	$38,270,000	$12,574,000	$99,514,000	$47,233,000

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Services
Management and leasing fees and commissions	$20,972,000	$12,480,000	$54,048,000	$35,473,000
Operating expenses	(13,473,000)	(7,678,000)	(31,992,000)	(24,411,000)
Operating income	7,499,000	4,802,000	22,056,000	11,062,000
Income before (provision for) benefit from income taxes	7,499,000	4,802,000	22,056,000	11,062,000
Non-GAAP adjustments:
Add back:
Depreciation and amortization	234,000	40,000	501,000	107,000
EBITDA and Adjusted EBITDA (1) (2)	$7,733,000	$4,842,000	$22,557,000	$11,169,000
—————
(1)  (2) See definitions in previous discussion.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Corporate:
Operating expenses	$(5,944,000)	$(2,998,000)	$(16,922,000)	$(8,302,000)
Operating loss	(5,944,000)	(2,998,000)	(16,922,000)	(8,302,000)
Interest income	69,000	40,000	236,000	95,000
Interest expense	(10,265,000)	(6,595,000)	(29,669,000)	(19,502,000)
(Provision for) benefit from income taxes	(726,000)	2,500,000	1,446,000	5,121,000
Net loss	(16,866,000)	(7,053,000)	(44,909,000)	(22,588,000)
Non-GAAP adjustments:
Add back:
Interest expense	10,265,000	6,595,000	29,669,000	19,502,000
Depreciation and amortization	144,000	93,000	418,000	258,000
Provision for (benefit from) income taxes	726,000	(2,500,000)	(1,446,000)	(5,121,000)
EBITDA (1)	(5,731,000)	(2,865,000)	(16,268,000)	(7,949,000)
Stock-based compensation	2,035,000	2,922,000	5,466,000	5,000,000
Adjusted EBITDA (2)	$(3,696,000)	$57,000	$(10,802,000)	$(2,949,000)
—————
(1)  (2) See definitions in previous discussion.

Our Consolidated Financial Results: Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
Our revenues for the three months ended September 30, 2013 and 2012 were $33.2 million and $15.2 million, respectively. Total operating expenses for the same periods were $37.3 million and $20.9 million, respectively, and net loss attributable to our common shareholders was $4.1 million and $6.2 million, respectively. Adjusted EBITDA was $42.3 million and $17.5 million, respectively, for the three months ended September 30, 2013 and 2012. The Company achieved a 142% increase in adjusted EBITDA for the three months ended September 30, 2013 as compared to the same period in 2012.

Revenues
Investments Segment Revenues
Rental income was $10.7 million for the three months ended September 30, 2013 as compared to $1.5 million for the same period in 2012. The $9.2 million increase is primarily due to revenue generated on purchases of real estate in the Western U.S. including three apartment buildings and one office building acquired during the fourth quarter of 2012, two office buildings consolidated during the fourth quarter of 2012, and two multifamily properties acquired during the second quarter of 2013.
    During the three months ended September 30, 2013, we sold six condominium units, generating $1.5 million of proceeds from the sale of real estate.
Services Segment Revenues
Third Party Services - Third party services revenues are management and leasing fees as well as commissions earned from third parties and relate to assets in which we do not have an ownership interest.
Our third-party management and leasing service fees were $4.5 million for the three months ended September 30, 2013 as compared to approximately $4.0 million for the same period in 2012. In March 2012, we acquired Meyers Research ("Meyers"), a real estate consultancy firm specializing in capital sourcing and real estate research for the single-family homebuilding and multifamily apartment industries, which generated an additional $0.8 million in management fees during the three month period ended September 30, 2013.
Our third-party commission revenues were $0.8 million for the three months ended September 30, 2013 as compared to approximately $1.5 million for the same period in 2012. During the three months ended September 30, 2013, we had a decrease in auction sales as compared to the same period in 2012 as this business is typically counter cyclical.
Related Party Services - These are management and leasing fees as well as commissions earned from our equity partners and relate to assets in which we have an ownership interest.

Our related party management and leasing services generated revenues of $10.6 million for the three months ended September 30, 2013 as compared to $6.3 million for the same period in 2012. The $4.3 million or 68% increase primarily relates to an increase of $3.4 million in additional asset management fees earned on the UK Loan Pool due to the expected resolution period being shortened to two years from the initial budget of three years and $0.6 million in asset management fees relating to a new loan pool in the United Kingdom that was entered into in December 2012.
Our related party commission fees were $5.0 million for the three months ended September 30, 2013 as compared to $0.7 million for the same period in 2012. The increase in related party commissions is related to acquisition fees earned on increased investment activity primarily in the United Kingdom and Ireland in the three months ended September 30, 2013 as compared to the same period in 2012.

Operating Expenses
Investments Segment Operating Expenses
Operating expenses for the three months ended September 30, 2013 increased to $17.9 million compared to $10.2 million for the same period in 2012. The increase is primarily attributable to the following:
Rental operating expenses increased by $3.4 million, primarily due to expenses in connection with three multifamily buildings and one commercial building acquired during the fourth quarter of 2012 and two multifamily properties acquired during the second quarter of 2013.
We had $0.9 million of sale-related costs from the sale of six condominium units with no comparable activity during the same period in 2012.
Depreciation and amortization expense increased by $3.3 million compared to the same period in 2012 due to the acquisitions discussed above.
Compensation and related expenses increased by $2.5 million primarily due to the increase in accrued discretionary compensation in connection with the increase in Investments EBITDA.
Services Segment Operating Expenses
Operating expenses (excluding depreciation and amortization expense) for the three months ended September 30, 2013 were $13.2 million as compared to $7.6 million for the same period in 2012. The increase is attributable to the following:
Compensation and related expenses increased by $3.8 million, primarily due to the growth of our Company specifically in the United Kingdom and Ireland as well as the addition of professionals to our Meyers group. Additionally, we had an increase in accrued discretionary compensation in connection with the increase in Services EBITDA. General and administrative expenses increased by $2.1 million primarily due to the growth of our Company specifically in the United Kingdom, Ireland and Meyers. The increase described above was offset by a reduction in commission and marketing expenses of $0.4 million due to a decrease in auction sales.
Corporate Operating Expenses
Operating expenses (excluding depreciation and amortization expense) for the three months ended September 30, 2013 were approximately $5.8 million as compared to $2.9 million for the same period in 2012. Compensation and related expenses increased by $3.4 million primarily due to the growth of the Company and an increase in accrued discretionary compensation in connection with the increase in Adjusted EBITDA.
Investments Segment Equity in Joint Venture Income
During the three months ended September 30, 2013, equity in joint venture income was $9.4 million as compared to $1.8 million for the same period in 2012. Income for the three months ended September 30, 2013 was primarily due to a gain on the conversion of a mortgage note purchased in the fourth quarter 2012 by the Company and its equity partners into a 100% equity interest on The Rock, a retail, residential and entertainment center in Manchester, United Kingdom. As a result of the conversion, the joint venture was required to consolidate the assets and liabilities at fair value. As the fair value of the assets were in excess of the basis in the previously held mortgage note, the joint venture recognized a $28.8 million acquisition-related gain. The Company's portion of the gain was $14.4 million and was recognized in equity in joint venture income.
During the three months ended September 30, 2013, approximately $9.2 million of acquisition costs were included in equity in joint venture income as compared to $0.4 million for the same period in 2012. The acquisition costs relate to professional fees and the payment of stamp duty taxes in the United Kingdom and Ireland. The increase is due to increased acquisition activity in 2013.

Income generated during the three months ended September 30, 2012 primarily related to the sale of our interest in a 324-unit residential tower in San Jose, California which resulted in a gain of $2.2 million.
Our share of depreciation and amortization generated at the joint venture level was $11.9 million and $5.1 million for the three months ended September 30, 2013 and 2012, respectively. We look at equity in joint venture income plus our share of the joint ventures' depreciation and amortization to get a better sense of joint venture investments earnings before depreciation and amortization. The aggregate of these amounts were $21.3 million and $6.9 million for the three months ended September 30, 2013 and 2012, respectively.
Investments Segment Income from Loan Pool Participations and Notes Receivable
Income from loan pool participations and notes receivable was $4.0 million for the three months ended September 30, 2013 as compared to $3.7 million for the same period in 2012.
During the three months ended September 30, 2013, we accreted an additional $0.9 million of interest income on our UK Loan Pool as compared to the same period in 2012 due to the expected resolution period being shortened to two years from the initial budget of three years. Since the latter half of 2012, we have acquired three additional loan pools in the United Kingdom and one in Ireland, which together provided $0.5 million of interest income during the three months ended September 30, 2013. Offsetting these increases in the three months ended September 30, 2013 was a $1.1 million decrease in interest income on our notes receivable as we resolved several of the notes outstanding in the prior period, including a $39.6 million note receivable from KW Property Fund II. LP ("Fund II"). The Fund II note was eliminated in the fourth quarter of 2012 when the Company obtained control and consolidated the fund.
Non-operating Items
Acquisition-related gains were $1.7 million for the three months ended September 30, 2013 with no comparable activity during the same period in 2012. On September 30, 2013, the Company and one of its equity partners amended existing operating agreements governing investments in three retail centers in the Western U.S. in which the Company has on average an approximate 90% ownership interest and which were accounted for on the equity method. These amendments allowed us to gain control of the operating properties. As a result of obtaining control, we were required to consolidate the assets and liabilities at fair value. As the fair value of our equity was in excess of the carrying value of our equity, we recognized acquisition-related gains of $1.7 million.
Interest expense was $13.1 million ($10.3 million relating to corporate interest expense and $2.9 million relating to consolidated property level debt) for the three months ended September 30, 2013 compared to $6.8 million ($6.6 million relating to corporate interest expense and $0.2 million relating to consolidated property level debt) for same period in 2012. The increase is primarily attributable to the additional $100.0 million senior notes issued in December 2012 at a premium of $105.3 million bearing interest at a rate of 8.75% per annum and the $55.0 million senior notes issued in November 2012 bearing interest at 7.75% per annum. In addition, we incurred additional interest expense associated with the mortgage loans on the acquisitions of three apartment buildings and one office building during the fourth quarter of 2012 as well as the acquisitions of two multifamily properties and one commercial property during 2013.
Provision for income taxes was $0.7 million during the three months ended September 30, 2013 as compared to a $2.5 million benefit from income taxes for the same period in 2012. During the three months ended September 30, 2013, we had domestic taxable losses of $6.0 million for which we received a tax benefit at the federal tax rate of approximately 34% offset by foreign taxable income of $4.1 million by our subsidiaries in the United Kingdom and Ireland which are subject to corporate tax rates of 23% and 12.5%, respectively, resulting in a net expense from income taxes.
We had net loss of $0.7 million attributable to noncontrolling interest during the three months ended September 30, 2013 compared to net income attributable to noncontrolling interest of $0.1 million during the three months ended September 30, 2012. The net loss attributable to noncontrolling interest for the three months ended September 30, 2013 is mainly due to a consolidated fund that has investments in commercial properties. The loss is driven by interest expense and depreciation expense on the underlying properties.

Our Consolidated Financial Results: Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
Our revenues for the nine months ended September 30, 2013 and 2012 were $91.6 million and $41.2 million, respectively. Total operating expenses for the same periods were $105.0 million and $54.7 million, respectively, and net loss attributable to our common shareholders was $10.2 million and $12.8 million, respectively. Adjusted EBITDA was $111.3 million and $55.5 million, respectively, for the nine months ended September 30, 2013 and 2012. The Company achieved a 100.7% increase in adjusted EBITDA for the nine months ended September 30, 2013 as compared to the same period in 2012.

Revenues
Investments Segment Revenues
Rental income was $27.5 million for the nine months ended September 30, 2013 as compared to $4.4 million for the same period in 2012. The increase is primarily due to revenue generated on three apartment buildings and one office building acquired during the fourth quarter of 2012, one office building consolidated during the fourth quarter of 2012 and two multifamily properties acquired during the second quarter of 2013.
    During the nine months ended September 30, 2013, we sold 43 condominium units and one retail unit, generating $10.1 million of proceeds from the sale of real estate with no comparable activity during the same period in 2012.
Services Segment Revenues
Third Party Services - These are management and leasing fees as well as commissions earned from third parties and relate to assets in which we do not have an ownership interest.
Our third-party management and leasing service fees were $13.9 million for the nine months ended September 30, 2013 as compared to approximately $11.3 million for the same period in 2012. In March 2012, we acquired Meyers, a real estate consultancy firm specializing in capital sourcing and real estate research for the single-family homebuilding and multifamily apartment industries, which generated $3.2 million in management fees during the nine month period ended September 30, 2013 as compared to $0.8 million for the same period in 2012.
Our third-party commission revenues were $2.3 million for the nine months ended September 30, 2013 as compared to approximately $3.5 million for the same period in 2012. During the nine months ended September 30, 2013, we had a decrease in auction sales as compared to the same period in 2012 as this business is typically counter cyclical.
Related Party Services - These are management and leasing fees as well as commissions earned from our equity partners and relate to assets in which we have an ownership interest.
Our related party management and leasing services generated revenues of $28.0 million for the nine months ended September 30, 2013 as compared to approximately $18.0 million for the same period in 2012. The $10.0 million or 56% increase primarily relates to an increase of $6.1 million in additional asset management fees earned on our UK Loan Pool due to the expected resolution period being shortened to two years from the initial budget of three years, $2.4 million in asset management fees relating to a new loan pool in the United Kingdom that was entered into in December 2012, and additional fees earned mainly due to the admission of new investors into one of our funds.
Our related party commission fees were $9.9 million for the nine months ended September 30, 2013 as compared to approximately $2.7 million for the same period in 2012. The increase in third party commissions is due to increased investment activity mainly in the United Kingdom and Ireland during the nine months ended September 30, 2013 as compared to the same period in 2012.
Operating Expenses
Investments Segment Operating Expenses
Operating expenses for the nine months ended September 30, 2013 increased to $56.1 million compared to $22.0 million for the same period in 2012. The increase is primarily attributable to the following:
Rental operating expenses increased by $9.2 million primarily due to expenses in connection with three apartment buildings and one office building acquired during the fourth quarter of 2012, one office building consolidated during the fourth quarter of 2012 as well as two multifamily properties acquired during the second quarter of 2013.
We sold 43 condominium units and one retail unit, resulting in $7.9 million of sale-related costs with no comparable activity during the same period in 2012.
Depreciation and amortization expense increased by $8.5 million compared to the same period in 2012 due to the acquisitions discussed above.
Compensation and related expenses increased by $8.4 million, primarily due to an increase in accrued discretionary compensation in connection with the increase in Investments EBITDA. General and administrative expenses increased by $1.4 million primarily due to increased travel and rental expense relating to our growing operation in the United Kingdom and Ireland.
Services Segment Operating Expenses
Operating expenses (excluding depreciation and amortization expense) for the nine months ended September 30, 2013 were $31.5 million as compared to $24.3 million for the same period in 2012. The increase is attributable to the following:

Compensation and related expenses increased by $5.0 million, primarily due to the growth of our Company specifically in the United Kingdom and Ireland as well as the addition of professionals to our Meyers group. Additionally, we had an increase in accrued discretionary compensation in connection with the increase in Services EBITDA. General and administrative expenses increased by $2.9 million primarily due to the growth of our company specifically in the United Kingdom, Ireland and Meyers. The increase described above was offset by a reduction in commission and marketing expenses of $0.8 million due to a decrease in auction sales.
Corporate Operating Expenses
Operating expenses (excluding depreciation and amortization expense) for the nine months ended September 30, 2013 were approximately $16.5 million as compared to $8.0 million for the same period in 2012. Compensation and related expenses increased by $8.7 million primarily due to the increase in accrued discretionary compensation in connection with the increase in Adjusted EBITDA.
Investments Segment Equity in Joint Venture Income
During the nine months ended September 30, 2013, equity in joint venture income was $21.0 million as compared to $12.5 million for the same period in 2012.  The income for the nine months ended September 30, 2013 was primarily due to the following acquisition related gains:
The Company and one of its equity partners foreclosed on a class A office building and an adjacent 3.5 acre site in Dublin, Ireland. As a result of the foreclosure, the joint venture was required to consolidate the assets and liabilities at fair value.  As the fair value of the assets was in excess of the basis in the previously held mortgage notes, the joint venture recognized a $30.1 million acquisition related gain. The Company's portion of the gain was $15.0 million and was recognized in equity in joint venture income.
The Company and one of its equity partners converted a mortgage note purchased in the fourth quarter of 2012 by the Company and its equity partners into a 100% equity interest on The Rock, a retail, residential and entertainment center in Manchester, United Kingdom. As a result of the conversion, the joint venture was required to consolidate the assets and liabilities at fair value. As the fair value of the assets were in excess of the basis in the previously held mortgage note, the joint venture recognized a $28.8 million acquisition-related gain. The company's portion of the gain was $14.4 million and was recognized in equity in joint venture income.
Additionally, included in equity in joint venture income are acquisition costs. During the nine months ended September 30, 2013, approximately $12.0 million of acquisition costs were included in equity in joint venture income as compared to $1.2 million for the same period in 2012. The acquisition costs relate to professional fees and the payment of stamp duty taxes in the United Kingdom and Ireland. The increase is due to increased acquisition activity in 2013.
Income generated during the nine months ended September 30, 2012 was primarily related to the sale of a 180-unit apartment building in North Hollywood, California, which generated a total gain of $16.0 million, of which $2.2 million was a gain to us and $3.0 million to our noncontrolling interest holders. Additionally, we sold a 213-unit residential tower in San Jose, California and a 440-unit apartment building in Beaverton, Oregon, which generated a total gain of $15.1 million of which $5.3 million was a gain to us. We also sold our interest in a 324-unit residential tower in San Jose, California which resulted in a gain of $2.2 million.
Our share of depreciation and amortization generated at the joint venture level was $31.3 million and $13.0 million for the nine months ended September 30, 2013 and 2012, respectively. We look at equity in joint venture income plus our share of the joint ventures depreciation and amortization to get a better sense of joint venture investments earnings before depreciation and amortization. The aggregate of these amounts were $52.3 million and $25.5 million for the nine months ended September 30, 2013 and 2012, respectively.
Investments Segment Income from Loan Pool Participations and Notes Receivable
Income from loan pool participations and notes receivable increased $3.1 million to $10.2 million for the nine months ended September 30, 2013 as compared to $7.1 million for the same period in 2012.
During the nine months ended September 30, 2013, we accreted an additional $1.4 million of interest income on our UK Loan Pool as compared to the same period in 2012 due to the expected resolution period being shortened to two years from the initial budget of three years. Since the latter half of 2012, we have acquired three additional loan pools in the United Kingdom and one in Ireland, which together provided $1.0 million of interest income during the nine months ended September 30, 2013. Additionally, we had a $1.5 million increase in accreted income from loan pools in the Western United States due to an increase in resolution periods on one pool in 2012 which led to a decrease in accreted income in the nine months ended September 30, 2012. Offsetting these increases in the nine months ended September 30, 2013 was a $0.8 million decrease in interest income on our notes receivable as we resolved several of the notes outstanding in the prior period, including a $39.6 million note receivable from Fund II. The Fund II note was eliminated in the fourth quarter of 2012 when the Company obtained control and consolidated the fund.
Non-operating Items
Acquisition-related gains were $11.1 million for the nine months ended September 30, 2013 with no comparable activity during the same period in 2012. On March 28, 2013, the Company acquired the interest of some of its existing partners in a 615-unit apartment building in Northern California, increasing its ownership from 15% to 94%.  The original 15% interest had a book value of $0 due to prior distributions. Cash consideration of $15.7 million was paid by the Company to increase its ownership in the property to 94%. On September 30, 2013, the Company and one of its equity partners amended existing operating agreements governing investments in three retail centers in the Western U.S. in which the Company has on average an approximate 90% ownership interest and which were accounted for on the equity method. These amendments allowed us to gain control of the operating properties.
As a result of obtaining control, the Company was required to consolidate the assets and liabilities at fair value. Kennedy Wilson recorded an acquisition related gain in the amount of $9.5 million on the apartment building and $1.7 million on the retail centers as the fair value was in excess of the carrying value of its ownership interest.
Non-operating expense was $0.5 million for the nine months ended September 30, 2013 due to the purchase of an apartment building in Salt Lake City, UT, an office building in Beverly Hills, CA and a joint venture investment in a marina and multifamily property in Marina del Rey, CA. There was no comparable activity during the prior period.
Interest expense was $37.1 million ($29.6 million relating to corporate interest expense and $7.5 million relating to consolidated property level debt) for the nine months ended September 30, 2013 compared to $20.0 million ($19.5 million relating to corporate interest expense and $0.5 million relating to consolidated property level debt) for same period in 2012. The increase is primarily attributable to the additional $100 million senior notes issued in December 2012 at a premium of $105.3 million, bearing interest at a rate of 8.75% per annum and the $55 million senior notes issued in November 2012 bearing interest at 7.75% per annum. In addition, we incurred additional interest expense associated with the mortgage loans on the acquisition of three apartment buildings and one office building in the western United States during the fourth quarter of 2012 as well as the acquisition of two multifamily properties and one commercial property in the western United States during 2013.
Benefit from income taxes was $1.4 million during the nine months ended September 30, 2013 as compared to $5.1 million for the same period in 2012. During the nine months ended September 30, 2013, we had domestic taxable losses of $15.0 million for which we received a tax benefit at the federal tax rate of approximately 34% offset by foreign taxable income of $6.7 million by our subsidiaries in the United Kingdom and Ireland, which are subject to corporate tax rates of 23% and 12.5%, respectively, resulting in a net benefit from income taxes.
We had net loss of $2.6 million attributable to noncontrolling interests for the nine months ended September 30, 2013 compared to net income attributable to noncontrolling interests of $3.0 million for the same period in 2012. The net loss attributable to noncontrolling interests for the nine months ended September 30, 2013 is mainly due to a consolidated fund that has investments in commercial properties. The loss was primarily driven by interest expense and depreciation expense on the underlying properties. During the nine months ended September 30, 2012, the net income attributable to noncontrolling interest holders was primarily due to a gain from the sale of a multifamily property.

Liquidity and Capital Resources
Our liquidity and capital resources requirements include expenditures for real estate and real estate-related acquisitions either wholly-owned or through joint venture vehicles and working capital needs. Historically, we have not required significant capital resources to support our services business. We finance these operations with internally generated funds, borrowings under our revolving line of credit, sales of real estate, resolutions in loan pools and sales of equity and debt securities. Our investments in real estate and real estate related assets are typically financed by loans secured primarily by the applicable investment. These loans are generally nonrecourse in that, in the event of default, recourse will be limited to the investment serving as collateral. In some cases, we guarantee a portion of the loan related to a joint venture investment, usually until some condition, such as completion of construction or leasing or certain net operating income criteria, has been met. We do not expect these guarantees to materially affect liquidity or capital resources.
We believe that our existing cash and cash equivalents plus capital generated from our services business, operating distributions from our properties, sales and refinances of our properties, resolutions in our loan pools, as well as our current line of credit, will provide our current operations with sufficient capital for at least the next twelve months.

To the extent that we engage in additional strategic investments, including real estate, loan portfolios, or acquisitions of other real estate-related companies, we may need to obtain third-party financing, which could include bank financing or the public sale or private placement of debt or equity securities.
Under our current joint venture strategy, we generally contribute property expertise and an initial cash contribution. In some cases we may have to provide additional funding. Capital required for additional improvements and supporting operations during leasing and stabilization periods is generally obtained at the time of acquisition via debt financing or third-party investors. Accordingly, we generally do not have significant capital commitments with unconsolidated entities. However, there may be certain circumstances when we, usually with the other members of the joint venture entity, may be required to contribute additional capital for a limited period of time. As of September 30, 2013 we had $9.0 million in unfunded capital commitments to our joint venture investments.
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
European Liquidity and Capital Resources
We are currently considering potential capital raising opportunities in Europe, which may include transactions through a publicly listed vehicle, private funds or separate accounts. There can be no assurances that we will complete any such transactions.
During the nine months ended September 30, 2013, the Company earned $6.7 million related to operations in the United Kingdom and Ireland. Foreign tax benefit of $0.3 million are included in the consolidated tax provision for income taxes related to the portion of income earned directly by our United Kingdom and Ireland subsidiaries for the nine months ended September 30, 2013. U.S. domestic taxes have not been provided for in the consolidated tax provision with respect to amounts earned directly by these subsidiaries since the Company's current plan is to indefinitely invest amounts earned by these subsidiaries in the United Kingdom and Ireland operations. If these subsidiaries' cumulative earnings were repatriated to the United States, additional U.S. domestic taxes of $5.9 million would be incurred. Additionally, approximately $6.7 million of our consolidated cash and cash equivalents are held by our subsidiaries in the United Kingdom and Ireland.

Cash Flows
Operating
Our cash flows from operating activities are primarily dependent upon the operating distributions from our joint venture investments and loan pool participations, revenues from our services business net of operating expenses and other general and administrative costs.  Net cash used in operating activities totaled $17.1 million for the nine months ended September 30, 2013.  This was primarily related to the payment of interest expense to fund our investment business, accrued expenses and other liabilities and prepayment of expenses. These decreases were offset by operating distributions from our joint venture investments and loan pool participations of $42.8 million. Net cash provided by operating activities totaled $12.5 million for the nine months ended September 30, 2012. This was primarily related to operating distributions from our joint venture investments and loan pool participations of $43.8 million offset by payments of accrued expenses and other liabilities and accrued salaries and benefits.
Investing
Our cash flows from investing activities are generally comprised of cash used to fund investments in our joint ventures, loan pool participations, property acquisitions, capital expenditures, and loans secured by real estate, as well as return of capital investments from dispositions or refinances on our hard assets and resolutions in our loan participations and loan pools. Net cash used in investing activities totaled $255.0 million for the nine months ended September 30, 2013. This was primarily due to $279.4 million of equity invested in joint ventures of which $58.0 million related to the acquisition of a multifamily property in Dublin, $53.1 million for eight retail properties in the United Kingdom, $38.7 million related to the purchase of 14 commercial properties in Dublin, $20.6 million was invested in the acquisition of a portfolio of 29 income-producing commercial properties located in the United Kingdom, $30.3 million for four commercial properties in the Western U.S., $18.5 million was contributed to a joint venture for the acquisition of four connections collateralized by five properties and $9.1 million for two multifamily properties in the Western U.S. We invested $115.9 million for the purchase and addition to real estate which included $61.4 million for an apartment building in Salt Lake City, UT, $29.7 million for an office building in Beverly Hills, CA, $15.7 million for an apartment building in Northern California and $5.6 million for a retail center in Richfield, UT. In addition, we invested $65.2 million to fund our equity in note receivables and investments in loan pool participations and we received $69.6 million in distributions from our loan pools primarily due to loan resolutions including $53.4 million from the UK Loan Pool. The cash used in the aforementioned investing activities was offset by receipt of $73.8 million in distributions from our joint ventures primarily due to refinancing of property level debt of $51.4 million, $11.5 million from the sale of underlying properties and $10.8 million from the settlement of several Japanese yen-related hedges.

Net cash used in investing activities totaled $86.1 million for the nine months ended September 30, 2012. This was primarily due to $79.1 million of equity invested in joint ventures of which $38.7 million was invested in the acquisition of six income producing multifamily properties located primarily in the Western U.S. and Ireland and $23.8 million was invested in the acquisition of five income producing commercial properties located primarily in the Western U.S. and Ireland. In addition, we invested $111.1 million to fund our equity in new and existing loans. The cash used in the aforementioned investing activities was offset by receipt of $27.6 million in investing distribution from our joint ventures primarily due to the sale of four multifamily properties located in the Western U.S and the sale of our interest in a 324-unit apartment building in San Jose, CA. In addition, we received $38.8 million in distributions from our loan pools primarily due to loan resolutions. Lastly, we sold a portion of our marketable securities which provided $21.4 million.

Financing
Our net cash related to financing activities is generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash provided by financing activities totaled $332.9 million for the nine months ended September 30, 2013. This was primarily due to net proceeds of $276.0 million received from the issuance of 17.3 million shares of common stock primarily to institutional investors, $72.3 million from borrowings under mortgage loans for the acquisition of an apartment building in Salt Lake City, UT, an office building in Beverly Hills, CA and a retail center in Richfield, UT. The Company received $4.7 million from the exercise of 0.4 million common shares. These were offset by payments of cash dividends of $16.3 million to our common and preferred shareholders and $1.4 million for the repurchase of warrants.
Net cash provided by financing activities totaled $84.9 million for the nine months ended September 30, 2012. This was primarily due to proceeds of $106.3 million received from the issuance of 8.6 million shares of common stock primarily to institutional investors, offset by payments of cash dividends of $13.5 million to our common and preferred shareholders, $4.9 million distribution to noncontrolling interest holders as a result of the sale of a 180-unit apartment building and $1.4 million for the repurchase of warrants.

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

Cumulative dividend distributions

The Company pays quarterly dividends on its common and preferred stock. The table below presents the cumulative dividends declared on common and preferred stock since being listed in November 2009:

September 30, 2013
Cumulative preferred shareholders	$30,643,000
Cumulative common shareholders	33,365,000
Total cumulative dividends declared	$64,008,000

Warrant repurchases

In April 2010, the Board of Directors authorized a warrants repurchase program enabling Kennedy Wilson to repurchase up to 12.5 million of its outstanding warrants. On May 7, 2013, Kennedy Wilson's board authorized an increase to its warrant repurchase program by 5.3 million warrants. The program now covers all currently outstanding warrants issued by Kennedy Wilson.
  Since April 2010, Kennedy Wilson has repurchased 12.4 million of its outstanding warrants for $20.6 million.  Including the warrants repurchased in connection with the merger, the Company has repurchased 26.2 million warrants for $32.8 million or an average purchase price of $1.25 per warrant. The market price as of October 31, 2013 was $7.84 per warrant. The total market value of the warrants repurchased by the Company as of October 31, 2013 was $205.7 million.

As of September 30, 2013 there were 5.0 million warrants outstanding with a market value of $31.0 million. During the nine months ended September 30, 2013, Kennedy Wilson repurchased 0.4 million outstanding warrants for $1.4 million. The Company received $4.7 million from warrant holders due to the exercise of 0.4 million warrants during the nine months ended September 30, 2013.

Contractual Obligations and Commercial Commitments
At September 30, 2013, our contractual cash obligations, including debt and operating leases, included the following:

	Payments Due by Period
		Three Months Ending
	Total	December 31, 2013	1-3 years	4-5 years	After 5 years
Contractual Obligations
Borrowings: (1)
Borrowings under line of credit	$—	$—	$—	$—	$—
Mortgage loan payable(2)	334,831,000	613,000	70,454,000	53,066,000	210,698,000
Subordinated debt	40,000,000	—	—	—	40,000,000
Senior Notes(3)	405,000,000	—	—	—	405,000,000
Total borrowings	779,831,000	613,000	70,454,000	53,066,000	655,698,000
Operating leases	9,458,000	744,000	5,084,000	1,430,000	2,200,000
Total contractual cash obligations	$789,289,000	$1,357,000	$75,538,000	$54,496,000	$657,898,000

(1)
See notes 9-12 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: three months ending December 31, 2013 - $5,424,000; 1-3 years - $153,492,000; 4-5 years - $92,849,000; After 5 years - $164,547,000. The interest payments on variable rate debt have been calculated using the interest rate in effect at September 30, 2013.

(2) Excludes $5.5 million of unamortized debt premiums on mortgage loan payables.
(3) Excludes $4.2 million of net unamortized debt premium on senior notes.

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
Borrowings Under Line of Credit
In September 2013, Kennedy-Wilson, Inc., a wholly owned subsidiary of Kennedy Wilson, amended its existing unsecured revolving credit facility with U.S. Bank and East-West Bank which increased the total principal amount available to be borrowed by an additional $40.0 million, for an aggregate availability of $140.0 million. The loan bears interest at a rate equal to LIBOR plus 2.75% and the maturity date was extended to October 1, 2016. As of September 30, 2013, the unsecured credit facility was undrawn and $140.0 million was still available.

Senior Notes Payable
In April 2011, Kennedy-Wilson, Inc. issued $200.0 million in aggregate principal amount of its 8.750% senior notes due 2019, for approximately $198.6 million, net of discount. An additional $50.0 million in aggregate principal amount of its 8.750% senior notes due 2019 was issued in April 2011 for approximately $50.8 million, net of premium. In December 2012, Kennedy-Wilson, Inc. issued an additional $100.0 million aggregate principal amount of these 8.750% senior notes for approximately $105.3 million, net of premium. Collectively, the issuances are referred to as "the 2019 Notes." The terms of the 2019 Notes are governed by an indenture, dated as of April 5, 2011, by and among the issuer, Kennedy-Wilson Holdings, Inc, as parent guarantor; certain subsidiaries of the issuer, as subsidiary guarantors; and Wilmington Trust National Association (as successor to Wilmington Trust FSB), as amended by various subsequent supplemental indentures. The 2019 Notes bear interest at 8.750% per annum. Interest is payable on April 1 and October 1 of each year, until the maturity date of April 1, 2019. The issuer's obligations under the 2019 Notes are fully and unconditionally guaranteed by Kennedy-Wilson Holdings, Inc. and the subsidiary guarantors. At any time prior to April 1, 2015, the issuer may redeem the 2019 Notes, in whole or in part, at a price equal to 100% of the principal amount, plus an applicable "make-whole" premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2015, the issuer may redeem the 2019 Notes, in whole or in part, at the redemption prices specified in the indenture. Until April 1, 2014, the issuer may choose to redeem the 2019 Notes in an amount not to exceed in aggregate 35% of the original principal amount of the 2019 Notes together with any additional 2019 Notes issued under the indenture with money the issuer or Kennedy-Wilson Holdings, Inc. raises in certain equity offerings. The amount of the 2019 Notes included in the consolidated balance sheets, net of unamortized discount and premium, was $354.2 million at September 30, 2013.
In December 2012, Kennedy-Wilson, Inc. completed a public offering of $55.0 million aggregate principal amount of 7.750% Senior Notes due 2042 (the "2042 Notes"). The 2042 Notes were issued pursuant to an indenture dated as of November 28, 2012, by and among Kennedy-Wilson, Inc., as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantees and Wilmington Trust National Association, as trustee, as amended by various subsequent supplemental indentures. The issuer's obligations under the 2042 Notes are fully and unconditionally guaranteed by Kennedy Wilson and the subsidiary guarantors. At any time prior to December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. Interest on the 2042 Notes accrues at a rate of 7.750% per annum and is payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on March 1, 2013. The 2042 Notes will mature on December 1, 2042. The amount of the 2042 Notes included in the accompanying consolidated balance sheets was $55.0 million at September 30, 2013.
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
The junior subordinated debentures require Kennedy-Wilson, Inc. to maintain (i) a fixed charge coverage ratio (as defined in the indenture governing the junior subordinated debentures) of not less than 1.75 to 1.00, measured on a four-quarter rolling basis, and (ii) a ratio of total debt to net worth (as defined in the indenture governing the junior subordinated debentures) of not greater than 3.00 to 1.00 at any time. As of the most recent quarter end, Kennedy Wilson's fixed charge coverage ratio was 3.48 to 1.00 and its ratio of total debt to net worth was 1.03 to 1.00. As of September 30, 2013, Kennedy Wilson was in compliance with these covenants.
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
As of the most recent quarter end, Kennedy Wilson's adjusted fixed charge coverage ratio was 2.71 to 1.00 and its balance sheet leverage ratio was 0.62 to 1.00. As of September 30, 2013, Kennedy-Wilson, Inc. was in compliance with these covenants.
The indentures governing the 2019 Notes and 2042 Notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of September 30, 2013, the balance sheet leverage ratio was 0.58 to 1.00.

Off-Balance Sheet Arrangements
We have provided guarantees associated with loans secured by consolidated assets or assets held in various joint ventures. At September 30, 2013, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $53.3 million which is approximately 2% of property level debt of the Company. The guarantees expire through 2017, and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
As of September 30, 2013, we have unfulfilled capital commitments totaling $9.0 million to our joint ventures. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to joint ventures in satisfaction of our capital commitment obligations.
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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of September 30, 2013, 54% of our property level debt is fixed rate, 31% is floating rate with interest caps and 15% is floating rate without interest caps.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of September 30, 2013. The expected maturity categories take into consideration actual amortization of principal and do not take into consideration reinvestment of cash. The weighted average interest rate for the various assets and liabilities presented are actual as of September 30, 2013. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value September 30,
(In Thousands)	2013	2014	2015	2016	2017	Thereafter	Total	2013
Interest rate sensitive assets
Cash equivalents	$181,371	$—	$—	$—	$—	$—	$181,371	$181,371
Average interest rate	0.31%	—%	—%	—%	—%	—%	0.31%
Fixed rate receivables	$1,797	$8,605	$8,300	$3,737	$5,790	$—	$28,229	$28,229
Average interest rate	9.86%	10.00%	10.71%	9.45%	2.16%	—%	8.52%
Total	$183,168	$8,605	$8,300	$3,737	$5,790	$—	$209,600	$209,600
Weighted average interest rate	0.40%	10.00%	10.71%	9.45%	2.16%	—%	1.42%
Interest rate sensitive liabilities
Variable rate borrowings	$—	$7,032	$4,811	$23,041	$29,000	$23,475	$87,359	$87,359
Average interest rate	—%	3.81%	3.75%	2.57%	2.18%	4.35%	3.09%
Fixed rate borrowings(1)	$—	$—	$8,856	$12,000	$—	$671,615	$692,471	$734,869
Average interest rate	—%	—%	11.65%	6.75%	—%	7.13%	7.18%
Total	$—	$7,032	$13,667	$35,041	$29,000	$695,090	$779,830	$822,228
Weighted average interest rate	—%	3.81%	8.87%	4.00%	2.18%	7.03%	6.72%
————————————
(1) Excludes $4.2 million of net unamortized premium on the Senior Notes and $5.5 million of unamortized premiums on mortgage loans payable.

Item 4.	Controls and Procedures

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

KENNEDY-WILSON HOLDINGS, INC.

Dated:	November 7, 2013	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)