Form 10-K
period 2013-12-31
Kennedy-Wilson Holdings, Inc.
filed 2014-03-03
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Yes  ☒ No  ☐
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Based on the last sale at the close of business on June 28, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $923,342,784.
The number of shares of common stock outstanding as of February 28, 2014 was 91,688,412.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders to be held on or around June 19, 2014, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2013.

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

•	continued high levels of, or increases in, unemployment and general slowdowns in commercial activity;

•	our leverage and ability to refinance existing indebtedness or incur additional indebtedness;

•	an increase in our debt service obligations;

•	our ability to generate a sufficient amount of cash to satisfy working capital requirements and to service our existing and future indebtedness;

•	our ability to achieve improvements in operating efficiency;

•	foreign currency fluctuations;

•	adverse changes in the securities markets;

•	our ability to retain our senior management and attract and retain qualified and experienced employees;

•	our ability to retain major clients and renew related contracts;

•	trends in use of large, full-service commercial real estate providers;

•	changes in tax laws in the United States, Ireland, United Kingdom, Spain or Japan that reduce or eliminate deductions or other tax benefits we receive;

•	future acquisitions may not be available at favorable prices or upon advantageous terms and conditions; and

•	costs relating to the acquisition of assets we may acquire could be higher than anticipated.
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

___________________________________________________________________________

In this report, Kennedy-Wilson Holdings, Inc. is referred to as “Kennedy Wilson” or "KWH" , and Kennedy-Wilson Holdings, Inc. and its subsidiaries are collectively referred to as "The Company,” “we,” “us” or “our”, unless the context requires otherwise.
Assets Under Management or "AUM"
AUM generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, and investments in joint ventures. Our AUM is principally intended to reflect the extent of our presence in the real estate market, not the basis for determining our management fees. Our AUM consist of the total estimated fair value of the real estate properties and other real estate related assets either owned by third parties, wholly owned by us or held by joint ventures and other entities in which our sponsored funds or investment vehicles and client accounts have invested. Committed (but unfunded) capital from investors in our sponsored funds is not included in our AUM. The estimated value of development properties is included at estimated completion cost.

Operating Associates
Operating associates generally refer to individuals that are employed by or affiliated with third-party consultants, contractors, property managers or other service providers that we manage and oversee on a day-to-day basis with respect to our investments and services businesses.
Non-GAAP Measures
EBITDA represents net income before noncontrolling interest income, interest expense, our share of interest expense included in income from investments in joint ventures and loan pool participations, depreciation and amortization, our share of depreciation and amortization included in income from investments in joint ventures, loss on early extinguishment of corporate debt and income taxes for the Company. We do not adjust EBITDA for gains or losses on the extinguishment of mortgage debt as we are in the business of purchasing discounted notes secured by real estate and, in connection with these note purchases, we may resolve these loans through discounted payoffs with the borrowers. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net earnings as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Our presentation of EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. EBITDA is not calculated under GAAP and should not be considered in isolation or as a substitute for net income, cash flows or other financial data prepared in accordance with GAAP or as a measure of our overall profitability or liquidity.  Our management believes EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations.
Adjusted EBITDA represents EBITDA, as defined above, adjusted to exclude corporate merger and acquisition related expenses and share based compensation expense for the Company.  Our management uses Adjusted EBITDA to analyze our business because it adjusts EBITDA for items we believe do not have an accurate reflection of the nature of our business going forward. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations. However, EBITDA and Adjusted EBITDA are not recognized measurements under GAAP and when analyzing our operating performance, readers should use EBITDA and Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as tax and debt service payments. The amounts shown for EBITDA and Adjusted EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.

PART I

Item 1.	Business
Company Overview
Kennedy Wilson is a vertically integrated global real estate investment and services company with over $14.8 billion in assets under management.  Founded in 1977, we have owned and operated real estate related investments for over 35 years on behalf of our shareholders and our clients. We have approximately 400 employees in 24 offices throughout the United States, the United Kingdom, Ireland, Spain and Japan and manage and work with over 2,000 operating associates. We focus on adding value for our shareholders through opportunistic investing and strategic asset management. Also, our services business creates additional value through fee generation.
The following is our business model:

•	Identify countries and markets with an attractive investment landscape

•	Establish operating platforms and service businesses in our target markets

•	Develop local intelligence and create long-lasting relationships; primarily with financial institutions

•	Leverage relationships and local knowledge to drive proprietary investment opportunities with a focus on off-market transactions

•	Acquire high quality assets, either on our own or with strategic partners, utilizing cash from our balance sheet and typically financing them on a long-term basis

•	Reposition assets and enhance cash flows post-acquisition

•	Continuously evaluate and selectively harvest asset and entity value through strategic realizations utilizing both the public and private markets

•
Utilize our services businesses to meet client needs, strengthen relationships with financial institutions, and position the Company as a valuable resource and partner to these institutions for any future real estate opportunities

Our strategy has resulted in a strong track record of creating both asset and entity value for the benefit of our shareholders and partners over various real estate cycles.
Since our initial public offering on November 13, 2009 through December 31, 2013, the annualized total rate of return (including dividends) of our common stock (NYSE: KW) was 23.0%, compared to the return of the S&P 500 index of 16.0%. Past stock price performance is not necessarily indicative of future stock price performance.

Recent Developments

On October 14, 2013, we announced the launch of Zonda™ a mobile application designed to provide market insight for the homebuilding industry by combining interactive tools, real-time data on approximately 250 metrics impacting housing and thoughtful analysis driven by Meyers Research.

In January 2014, we issued and sold 9.2 million shares of common stock, resulting in gross proceeds of $197.3 million.

On January 21, 2014, we completed the purchase of notes with an unpaid principal balance of approximately $310.0 million secured by the Shelbourne Hotel in Dublin, Ireland. We acquired the notes for $152.0 million. The purchase price consisted of $70.0 million of equity from the Company and $82.0 million in bank financing.

On February 28, 2014, we subscribed for a total of £122.0 million (approximately $203.0 million) of ordinary shares in the initial public offering of Kennedy Wilson Europe Real Estate Plc (“KWE”, LSE:KWE). Our investment consists of £87.0 million (approximately $145.0 million) of cash subscription and the contribution of £35.0 million (approximately $58.0 million) of assets acquired by Kennedy Wilson in the first quarter of 2014. KWE announced the closing of its initial public offering on February 28, 2014, raising approximately £1 billion (approximately $1.7 billion) in gross proceeds (including the exercise of the £91 million (approximately $151 million) over-allotment option). Immediately following the closing, Kennedy Wilson’s investment represented approximately 12.2% of KWE’s total share capital, making Kennedy Wilson the largest shareholder of KWE. One of our wholly-owned subsidiaries is acting as KWE's external manager, in which capacity we will be entitled to receive certain management and performance fees. In addition, KWE will be provided priority access to all investment opportunities sourced by us in Europe.

On February 26, 2014 our board of directors approved a $0.09 per share quarterly dividend, a 29% increase from the previous quarter, to common shareholders of record as of March 31, 2014 with a payment date of April 8, 2014. The quarterly payment equates to an annual dividend of $0.36 per common share.

Business Segments
Our operations are defined by two core business units: KW Investments and KW Services. KW Investments invests our capital in real estate-related assets. KW Services provides a full array of real estate-related services to owners and lenders, with a strong focus on financial institution based clients. The two segments have a symbiotic relationship and work closely together. KW Services provides insight and creates investment opportunities for KW Investments while KW Investments provides clients the ability to utilize the capabilities of KW Services.
KW Investments

We invest our capital in real estate assets and loans secured by real estate either on our own or with strategic partners through joint ventures, separate accounts, and funds. We are typically the general partner in these joint ventures with a promoted interest in the profits of our investments beyond our ownership percentage. The Company has an average ownership interest across all investments of approximately 40%. Our equity partners include financial institutions, foundations, endowments, high net worth individuals and other institutional investors.
The following are product types we invest in through the KW Investments segment:
Commercial
We source, acquire, and finance various types of commercial real estate which includes office, industrial, retail, and mixed-use assets. After acquisition, the properties are repositioned to enhance market value. Assets are either sold as part of property-specific investment strategies designed to deliver above-market returns to our clients and shareholders or held if producing above average returns. We own interests in 85 commercial properties, totaling over 10 million square feet, located throughout the United States, United Kingdom, Ireland, and Japan.
Multifamily
We pursue multifamily acquisition opportunities where we believe we can unlock value through a myriad of strategies, including institutional management, asset rehabilitation, repositioning and creative recapitalization. We focus primarily on apartments in supply-constrained, infill markets. We hold investments in 17,355 multifamily apartment units, of which 2,327 units are owned by our consolidated subsidiaries and 15,028 units are owned through joint ventures.
Loan Originations/Discounted Loan Purchases
We acquire and/or originate loans secured by real estate. Our acquisitions and originations include individual notes on all real estate property types as well as portfolios of loans purchased from financial institutions, corporations and government agencies. We deliver value through loan resolutions, discounted payoffs, and sales. We also foreclose on certain loans to acquire the underlying real estate collateral. Our discounted loan pool portfolio as of December 31, 2013 had an initial unpaid principal balance ("UPB") of $4.7 billion at origination. As of December 31, 2013, the UPB was $1.0 billion due to collections of over $3 billion on the portfolio. Also, as of December 31, 2013, our loan originations portfolio has an unpaid principal balance of $57.2 million with a weighted average interest rate of 10.1%.
Residential, Hotel and Other
In certain cases, we may pursue residential for sale housing acquisition opportunities, including land for entitlements, finished lots, urban infill condominium sites and partially finished and finished condominium projects. This group also includes our investment in hotels and our investments in marketable securities.
While our core investments have been in the specific markets and locations listed above, we will evaluate opportunities to earn above market returns across many other segments and geographic locations.
Investment account
In 2013, together with our equity partners, we made investments in $2.8 billion of real estate and loans secured by real estate. These acquisitions were comprised of the following: 46% loans secured by real estate, 32% commercial, 18% multifamily, and 4% other.
At December 31, 2013, we and our equity partners held a real estate and real estate related investment portfolio with assets of approximately $6.2 billion, at cost, with approximately 56% leverage. The Company has an average ownership interest across all investments of approximately 40%. The following table describes the breakdown of our equity in the portfolio, which includes the following financial statement captions below, and is derived from our audited consolidated balance sheet as of December 31, 2013:

(Dollars in millions)
Investment in joint ventures (1)	$724.5
Real estate, net of depreciation	668.8
Mortgage debt	(407.7)
Notes receivable	56.8
Loan pool participations	34.7
Other(2)	23.2
Total net investment account	1,100.3
Add back:
Accumulated depreciation and amortization	29.7
Kennedy Wilson's share of accumulated depreciation and amortization included in investment in joint ventures	106.0
Total gross investment account	$1,236.0
(1) Excludes $26.9 million related to our investment in a real estate and asset management servicing platform in Spain.
(2) Includes acquired in-place lease value, net of amortization and marketable securities both of which are included in other assets.

The following table breaks down our net investment account information derived from our audited consolidated balance sheet by investment type and geographic location as of December 31, 2013:

(Dollars in millions)	Commercial	Multifamily	Loans Secured by Real Estate	Residential, Hotel, and Other	Total
Western U.S.	$212.8	$221.9	$112.5	$182.8	$730.0
Other U.S.	3.4	0.2	—	7.8	$11.4
Japan	4.1	68.8	—	0.4	73.3
United Kingdom	104.5	—	27.3	—	131.8
Ireland	97.3	48.2	8.3	—	153.8
Total	$422.1	$339.1	$148.1	$191.0	$1,100.3
KW Services
KW Services offers a comprehensive line of real estate services for the full lifecycle of real estate ownership to clients that include financial institutions, institutional investors, insurance companies, developers, builders and government agencies. KW Services has five main lines of business: investment management, property services, research, brokerage, and auction and conventional sales. These five business lines generate revenue for us through fees and commissions.
We manage over 68 million square feet of properties for institutional clients and individual investors in the United States, Europe, and Asia, which includes assets we have ownership interests in and third party owned assets. With 24 offices throughout the United States, the United Kingdom, Ireland, Spain and Japan, we have the capabilities and resources to provide property services to real estate owners as well as the experience, as a real estate investor, to understand client concerns. The managers of KW Services have an extensive track record in their respective lines of business and in the real estate community as a whole. Their knowledge and relationships are an excellent driver of businesses through the services business as well as on the investment front.
Additionally, KW Services plays a critical role in supporting our investment strategy by providing local market intelligence and real-time data for evaluating investments, generating proprietary transaction flow and creating value through efficient implementation of asset management or repositioning strategies.

Investment Management
Our investment management division, provides acquisition, asset management and disposition services to our equity partners as well as to third parties. Our fund management division has invested in real estate deals totaling $3 billion since its inception in 2000. Today, through six closed end funds (two traditional funds, two club funds and two double bottom line funds), we serve as general partner and manager of $2 billion in real estate, 10.6 million square feet of office and retail space, and over 7,200 apartment units.

Property Services
Our property services division manages commercial real estate for third-party clients, fund investors, and investments held by Kennedy Wilson. In addition to earning property management fees, consulting fees, leasing commissions, construction management fees, disposition fees, and accounting fees, the property services division gives Kennedy Wilson insight into local markets and potential acquisitions. Leveraging over 35 year of real estate experience, we approach property management from the perspective of an owner and are active in identifying and implementing value creation strategies. The division has a proven track record of success in managing stabilized as well as value-add investments.
Research
Meyers Research LLC or Meyers, a wholly-owned subsidiary of Kennedy Wilson, is a premier consulting practice and provider of data for residential real estate development and new home construction. Meyers’ offers a national perspective as well as local expertise to homebuilders, multifamily developers, lenders and financial institutions. These relationships have led to investment opportunities with homebuilders in the Western US region. Zonda™, a Meyers innovation launched in October 2013, is the housing industry's most comprehensive solution for smart business analysis, real-time market data reporting, economic and housing data in one place and on-the-go.
Brokerage
Our brokerage division represents tenants and landlords on every aspect of site selection, negotiation and occupancy. The division also specializes in innovative marketing programs tailored to client objectives for all types of investment grade and income producing real estate. The division's property marketing programs combine proven techniques with its detailed market knowledge to create optimum results.
Auction and Conventional Sales
The auction and conventional sales division provides innovative marketing and sales strategies for all types of commercial and residential real estate, including single family homes, mixed-use developments, estate homes, multifamily dwellings, new home projects, and conversions. Generally the division's auction sales business is countercyclical to the traditional sales real estate market and has been a bellwether for us on forecasting market conditions.
Value Creation

Kennedy Wilson’s differentiated and unique approach to investing is the cornerstone of how we create value for our shareholders. Our investment philosophy is based on three core fundamentals:

•	Leverage our global footprint and complementary investments and services businesses to identify attractive investment markets across the world.

•	Selectively invest in opportunities across many real estate product types with a goal of maximizing cash flow and return on capital.

•	Actively manage assets and finance them conservatively to generate stable, predictable, and growing cash flows for shareholders and clients.

Kennedy Wilson is able to create value for its shareholders in the following ways:

•
We are able to identify and acquire attractive real estate assets across many markets, in part due to the significant proprietary deal flow driven from an established global network of industry relationships, particularly with financial institutions. This can create value by allowing us to maintain and develop a large pipeline of attractive opportunities.

•
Our operating expertise allows us to focus on opportunistic investments where we can increase the value of assets and cash flows, such as distressed real estate owners or lenders seeking liquidity, under-managed or under-leased assets, and repositioning opportunities.

•
Many times, these investments are acquired at a discount to replacement cost or recent comparative sales, thereby offering opportunities to achieve above average total returns. In many cases this may lead to significant additional returns, such as promoted interest, based on the performance of the assets.

•
KW Services plays a critical role in supporting our investment strategy by providing local market intelligence and real-time data for evaluating investments, generating proprietary transaction flow and creating value through efficient implementation of asset management or repositioning strategies.

•
We understand that real estate is cyclical. Our management team employs a multi-cyclical approach that has resulted in our AUM being globally diversified across many sectors of real estate while maintaining a healthy liquidity position and adequate access to capital.

Industry Overview

United States

The U.S. recovery gained further momentum in 2013 as equity and real estate prices continued their upward trend.  The S&P 500 posted its highest annual gain since 1997 and home prices (as measured by the S&P/Case-Shiller 20 city home price index) posted their largest annual gains since 2005.  The Federal Reserve’s decision in January 2014 to begin tapering its bond purchasing program is another strong indicator of the economy’s overall strength and sustainability.

Commercial real estate fundamentals have strengthened since the economic downturn and have now stabilized across most property types.  Corporate profits margins remained well above their long term averages, and business confidence grew amid upbeat economic news.

Looking ahead, the U.S. economy could see rising GDP growth, driven by further improvements in employment and rising household wealth.  We believe that continued growth in the US economy will sustain the labor market recovery and drive improvements in fundamentals for all real estate types, including the prospects of higher occupancies, rent growth, property values, and increases in capital availability.

Europe

The real estate market in Europe has begun to show signs of improving confidence and market sentiment.   Many European countries appear to be at or have moved past their cyclical "trough."  Against this backdrop of improving market sentiment and positive signals from leading indicators, commercial real estate investment activity has continued to increase, driven by strong cross-regional capital flows into the direct investment market and improved availability of debt. We believe that continued improvement in the underlying economic fundamentals of Europe will result in a favorable investment outlook for European commercial real estate.

United Kingdom

Since mid-2003, the UK recovery has become more established as investor sentiment has strengthened.  London continues to be an attractive real estate market due to foreign capital investment and a strong global presence.  Much of the foreign capital has targeted the London location, causing a polarization (in terms of pricing and levels of activity) between London and the rest of the country.   Though vacancy rates may have dropped, the UK’s economic recovery remains fragile, though forecasts of GDP growth for 2014 are encouraging.

Ireland

Ireland’s economic turnaround is gathering pace.  Unemployment has fallen to its lowest level since 2009, and the government has forecasted 2% GDP growth for 2014.  The residential market is also recovering, with double digit gains for certain well-located properties in 2013.  The National Asset Management Agency’s ("NAMA") is in the early stages of unwinding its approximately €70.0 billion portfolio of real estate related assets, which will be a source of investment opportunity.  In addition to the NAMA portfolio, domestic Irish banks are expected to deleverage their portfolios of assets that were not transferred to NAMA.  Although the Irish economy remains susceptible to macroeconomic developments, we believe 2014 will be an even busier year for the Irish property market, fueled to a large extent by improving domestic economic indicators and by some improvement in the availability of debt funding.

Spain

    The Spanish recovery lags that of the UK and Ireland. Real GDP growth remains negative, and there are only limited signs that occupier demand is improving.  However, commercial real estate transaction volumes rose sharply in the second half

of 2013, signaling an increase in investor risk appetite.   Also, the Spanish government established the Sociedad de Gestion de Activos de la Reestructuracion Bancaria ("SAREB") in November 2012 which assumed €50 billion worth of assets to aid the restructuring of the Spanish financial sector.  SAREB began its divestment program in the second quarter of 2013 and should provide a source of future investment opportunities going forward.

Japan

The Japanese real estate market has experienced an upswing since the beginning of 2013.  Japan's current demographic trends include an influx of migration to major cities, creating strong demand for housing. With diminishing supply of new inventory due to stricter building regulations imposed in 2007, rents for quality assets are expected to remain strong while vacancy rates remain stable. Recent monetary stimulus has focused on returning the economy to an inflationary state, which has weakened the Yen against the US Dollar and nearly all other major currencies and created a tailwind for asset prices and the overall real estate market. We believe that Japan’s recovering market fundamentals and attractive exchange rate will draw international attention to the country’s real estate market.
Competition
We compete with a range of global, national and local real estate firms, individual investors and other corporations. Because of our unique mix of investments and services businesses, we compete with brokerage and property management companies as well as companies that invest in real estate and loans secured by real estate. Our investment business competes with real estate investment partnerships, real estate investments trusts, private equity firms and other investment companies and regional investors and developers. We believe that our relationships with the sellers and our ability to close an investment transaction in a short time period at competitive pricing provide us a competitive advantage. The real estate services business is both highly fragmented and competitive. We compete with real estate brokerage and auction companies on the basis of our relationship with property owners, quality of service, and commissions charged. We compete with property management and leasing firms also on the basis of our relationship with clients, the range and quality of services provided, and fees and commissions charged.
Competitive Advantages
We have a unique platform from which to execute our investment and services strategy. The combination of a service business and an investment platform provides several competitive advantages over other real estate buyers operating stand-alone or investment-focused firms and may allow us to generate superior risk-adjusted returns. Our investment strategy focuses on investments that offer significant appreciation potential through intensive property management, leasing, repositioning, redevelopment and the opportunistic use of capital. We differentiate ourselves from other firms in the industry with our full service, investment oriented structure. Whereas most other firms use an investment platform to obtain additional service business revenue, we use our service platform to enhance the investment process and ensure the alignment of interests with our investors.
Our competitive advantages include:

•
Transaction experience: Our Executive Committee has more than 125 years of combined real estate experience and has been working and investing together on average for over 15 years. Members of the Executive Committee have collectively acquired, developed and managed in excess of $20 billion of real estate investments in the United States, the United Kingdom, Ireland, Spain and Japan throughout various economic cycles, both at our Company and throughout their careers.

•
Extensive relationship and sourcing network: We leverage our services business in order to source off-market deals. In addition, the Executive Committee and our acquisition team have transacted deals in nearly every major metropolitan market on the West Coast of the United States, as well as in the United Kingdom, Ireland, Spain and Japan. Their local presence and reputation in these markets have enabled them to cultivate key relationships with major holders of property inventory, in particularly financial institutions, throughout the real estate community.

•
Structuring expertise and speed of execution: Prior acquisitions completed by us have taken a variety of forms including direct property investments, joint ventures, exchanges involving stock or operating partnership units, participating loans and investments in performing and non-performing mortgages at various capital stack positions with the objective of long-term ownership. We believe we have developed a reputation of being able to quickly execute, as well as originate and creatively structure acquisitions, dispositions and financing transactions.

•
Vertically integrated platform for operational enhancement: We have approximately 400 employees in both KW Investments and KW Services, with 24 regional offices throughout the United States, the United Kingdom, Ireland, Spain and Japan and manage and oversee over 2,000 operating associates. We have a hands-on approach to real estate investing and possess the local expertise in property management, leasing, construction management, development and investment sales, which we believe enable us to invest successfully in selected submarkets.

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

Transaction-based Results

A significant portion of our cash flow is tied to transaction activity and joint venture investments, both of which can affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis or easily evaluate the breadth of our operation. Historically, this variability has caused our revenue, operating income, net income and cash flows to be tied to transaction activity, which is not necessarily concentrated in any one quarter.
Employees
As of December 31, 2013, we have approximately 400 employees in 24 offices throughout the United States, the United Kingdom, Ireland, Spain and Japan and manage and oversee over 2,000 operating associates. We believe that we have been able to attract and maintain high quality employees. There are no employees subject to collective bargaining agreements. In addition, we believe we have a good relationship with our employees.
Available Information
Information about us is available on our website (http://www.kennedywilson.com) (this website address is not intended to function as a hyperlink, and the information contained in, or accessible from, our website is not intended to be a part of this filing). We make available on our website, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those reports and other statements filed or furnished pursuant to Section 13(a), 14 or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after filing or submitting such material electronically or otherwise furnishing it to the SEC. In addition, we have previously filed registration statements and other documents with the SEC. Any document we file may be inspected, without charge, at the SEC's public reference room at 100 F Street NE, Washington, D.C. 20549 or at the SEC's internet address at http://www.sec.gov (this website address is not intended to function as a hyperlink, and the information contained in, or accessible from, the SEC's website is not intended to be a part of this filing). Information related to the operation of the SEC's public reference room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors
Our results of operations and financial condition can be adversely affected by numerous risks. You should carefully consider the risk factors detailed below in conjunction with the other information contained in this report. If any of the following risks actually occur, our business, financial condition, operating results, cash flows and future prospects could be materially adversely affected.
Risks Related to Our Business

The success of our business is significantly related to general economic conditions and the real estate industry, and, accordingly, our business could be harmed by an economic slowdown and downturn in real estate asset values, property sales and leasing activities.

Our business is closely tied to general economic conditions in the real estate industry. As a result, our economic performance, the value of our real estate and real estate secured notes, and our ability to implement our business strategies may be significantly and adversely affected by changes in national and local economic conditions. The condition of the real estate markets in which we operate is cyclical and depends on the condition of the economy in the United States, United Kingdom, Ireland, Spain and Japan as a whole and to the perceptions of investors of the overall economic outlook. Rising interest rates, declining employment levels, declining demand for real estate, declining real estate values or periods of general economic slowdown or recession or the perception that any of these events may occur have negatively impacted the real estate market in the past and may in the future negatively impact our operating performance. In addition, the economic condition of each local market where we operate may depend on one or more key industries within that market, which, in turn, makes our business sensitive to the performance of those industries.

We have only a limited ability to change our portfolio promptly in response to economic or other conditions. Certain significant expenditures, such as debt service costs, real estate taxes, and operating and maintenance costs, are generally not reduced when market conditions are poor. These factors impede us from responding quickly to changes in the performance of our investments and could adversely impact our business, financial condition and results of operations. We have experienced in past years, and expect in the future to be negatively impacted by, periods of economic slowdown or recession, and corresponding declines in the demand for real estate and related services, within the markets in which we operate. The previous recession and the downturn in the real estate market have resulted in and may result in:

•	a general decline in rents due to defaulting tenants or less favorable terms for renewed or new leases;

•	fewer purchases and sales of properties by clients, resulting in a decrease in property management fees and brokerage commissions;

•	a decline in actual and projected sale prices of our properties, resulting in lower returns on the properties in which we have invested;

•
higher interest rates, higher loan costs, less desirable loan terms and a reduction in the availability of mortgage loans, all of which could increase costs and limit our ability to acquire additional real estate assets; and

•	a decrease in the availability of lines of credit and the public equity and debt markets and other sources of capital used to purchase real estate investments and distressed notes.

If the economic and market conditions that prevailed in 2008 and 2009 were to return, our business performance and profitability could deteriorate. If this were to occur, we could fail to comply with certain financial covenants in our unsecured revolving credit facilities, which would force us to seek an amendment with our lenders. We may be unable to obtain any necessary waivers or amendments on satisfactory terms, if at all, which could result in the principal and interest of the debt to become immediately due. In addition, in an extreme deterioration of our business, we could have insufficient liquidity to meet our debt service obligations when they come due in future years.

Adverse developments in the credit markets may harm our business, results of operations and financial condition.

Disruptions in the credit markets may adversely affect our business of providing advisory services to owners, investors and occupiers of real estate in connection with the leasing, disposition and acquisition of property. If our clients are unable to procure credit on favorable terms, there may be fewer completed leasing transactions, dispositions and acquisitions of property. In addition, if purchasers of real estate are not able to procure favorable financing, resulting in the lack of disposition opportunities for our funds and projects, our services businesses will generate lower incentive fees and we may also experience losses of co-invested equity capital if the disruption causes a permanent decline in the value of investments made.

In recent years, the credit markets have experienced significant price volatility, dislocations and liquidity disruptions. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and, in some cases, have resulted in the unavailability of financing, even for companies that are otherwise qualified to obtain financing. In addition, several banks and other institutions that historically have been reliable sources of financing have gone out of business, which has reduced significantly the number of lending institutions and the availability of credit. Continued volatility and uncertainty in the credit markets may negatively impact our ability to access additional financing for our capital needs. Additionally, due to this uncertainty, we may be unable to refinance or extend our existing debt, or the terms of any refinancing may not be as favorable as the terms of our existing debt. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan. These events also may make it more difficult or costly for us to raise capital through the incurrence of additional secured or unsecured debt, which could materially and adversely affect us.

We could lose part or all of our investments in real estate assets, which could have a material adverse effect on our financial condition and results of operations.

There is the inherent possibility in all of our real estate investments that we could lose all or part of our investment. Real estate investments are generally illiquid, which may affect our ability to change our portfolio in response to changes in economic and other conditions. Moreover, we may not be able to unilaterally decide the timing of the disposition of an investment, and as a result, we may not control when and whether any gain will be realized or loss avoided. The value of our investments can also be diminished by:

•	civil unrest, acts of war and terrorism and acts of God, including earthquakes, hurricanes and other natural disasters (which may result in uninsured or underinsured losses);

•
the impact of present or future legislation in the United States, United Kingdom, Ireland, Spain and Japan (including environmental regulation, changes in laws concerning foreign ownership of property, changes in tax rates, changes in zoning laws and laws requiring upgrades to accommodate disabled persons) and the cost of compliance with these types of legislation; and

•	liabilities relating to claims, to the extent insurance is not available or is inadequate.

We may be unsuccessful in renovating the properties we acquire, resulting in investment losses.

Part of our investment strategy is to locate and acquire real estate assets that we believe are undervalued and to improve them to increase their resale value. Acquiring properties that are not yet fully developed or in need of substantial renovation or redevelopment entails several risks, particularly the risk that we overestimate the value of the property or that the cost or time to complete the renovation or redevelopment will exceed the budgeted amount. Such delays or cost overruns may arise from:

•	shortages of materials or skilled labor;

•	a change in the scope of the original project;

•	difficulty in obtaining necessary zoning, land-use, environmental, building, occupancy and other governmental permits and authorizations;

•	the discovery of structural or other latent defects in the property after we acquire the property; and

•	delays in obtaining tenants.

Any failure to complete a redevelopment project in a timely manner and within budget or to sell or lease the project after completion could have a material adverse effect upon our business, results of operation and financial condition.

Our significant operations in the United Kingdom, Ireland, Spain and Japan expose our business to risks inherent in conducting business in foreign markets.

As of December 31, 2013, approximately 30% of our revenues were sourced from our foreign operations in the United Kingdom, Ireland, Spain and Japan. Accordingly, our firm-wide results of operations depends significantly on our foreign operations. Conducting business abroad carries significant risks, including:

•	restrictions and problems relating to the repatriation of profits;

•	difficulties and costs of staffing and managing international operations;

•	the burden of complying with multiple and potentially conflicting laws;

•	laws restricting foreign companies from conducting business;

•	unexpected changes in regulatory requirements;

•	the impact of different business cycles and economic instability;

•	political instability and civil unrest;

•
greater difficulty in perfecting our security interests, collecting accounts receivable, foreclosing on secured assets and protecting our interests as a creditor in bankruptcies in certain geographic regions;

•	potentially adverse tax consequences;

•	share ownership restrictions on foreign operations;

•	tariff regimes of the countries in which we do business; and

•	geographic, time zone, language and cultural differences between personnel in different areas of the world.

Our investment in, and relationship with, Kennedy Wilson Europe Real Estate Plc presents risks to our business.

In February 2014, we invested approximately $203 million in cash and non-cash assets in Kennedy Wilson Europe Real Estate Plc, or KWE, in connection with its initial public offering. We currently own a 12.2% interest in KWE and act as its investment manager pursuant to an investment management agreement that provides for the payment to us of certain management and performance fees.

Subject to certain exceptions, the investment management agreement requires us to provide KWE with priority access to all real estate or real estate loan opportunities that we source in Europe and that are within the parameters of KWE’s investment policy. Accordingly, we will be required to offer to KWE investment opportunities in Europe that we otherwise would have been able to pursue ourselves, and the management and performance fees, if any, we may earn with respect to these opportunities may be less than the profits we would have earned had we invested in these opportunities directly. There are exceptions to our requirement to offer European investment opportunities to KWE, and, if we believe an exception applies and we pursue the relevant opportunity ourselves, KWE may disagree.

Although we are entitled to receive management and performance fees pursuant to the management agreement, the fees we actually receive may not be significant. Moreover, if KWE’s portfolio does not perform favorably, we may not receive any performance fees.

In addition, the management agreement may be terminated, including for reasons that are beyond our control, in which case we will receive no management or performance fees. Although we are entitled to a termination fee if we are terminated as manager under certain circumstances, KWE may disagree that such a fee is owed or otherwise refuse to pay us a termination fee. In such an event, we may become involved in expensive legal proceedings and may never recover a termination fee.

Our joint venture activities subject us to unique third-party risks, including risks that other participants may become bankrupt or take action contrary to our best interests.

We have used joint ventures for large real estate investments, real estate developments, and the purchase of loans secured by real estate. We plan to continue to acquire interests in additional limited and general partnerships, joint ventures and other enterprises, which we collectively refer to as joint ventures, formed to own or develop real property or interests in real property or note pools. We have acquired and may acquire non-controlling interests in joint ventures, and we may also acquire interests as a passive investor without rights to actively participate in the management of the joint ventures. Investments in joint ventures involve additional risks, including the possibility that the other participants may become bankrupt or have economic or other business interests or goals that are inconsistent with ours, that we will not have the right or power to direct the management and policies of the joint ventures and that other participants may take action contrary to our instructions or requests and against our policies and objectives. Should a participant in a material joint venture investment act contrary to our interests, our business, results of operations and financial condition could significantly suffer. Moreover, we cannot be certain that we will continue these investments or that we can identify suitable joint venture partners and form new joint ventures in the future.

We purchase distressed loans and loan portfolios that may have a higher risk of default and delinquencies than newly originated loans, and, as a result, we may lose part or all of our investment in such loans and loan portfolios.

We may purchase loans and loan portfolios that are unsecured or secured by real or personal property. These loans and loan portfolios in some cases may be non-performing or sub-performing and may be in default at the time of purchase. In general, the distressed loans and loan portfolios we acquire are speculative investments and have a greater than normal risk of future defaults and delinquencies as compared to newly originated loans. Returns on loan investments depend on the borrower’s ability to make required payments or, in the event of default, our security interests, if any, and our ability to foreclose and liquidate whatever property that secures the loans and loan portfolios. We may be unable to collect on a defaulted loan or foreclose on security successfully or in a timely fashion. There may also be instances when we are able to acquire title to an underlying property and sell it but not make a profit on its investment.

We may not be successful in competing with companies in the real estate services and investment industry, some of which may have substantially greater resources than we do.

Real estate investment and services businesses are highly competitive. Our principal competitors include both large multinational companies and national and regional firms, such as Jones Lang LaSalle, Inc. and CBRE Group, Inc. Many of our competitors have greater financial resources and a broader global presence than we do. We compete with companies in the United States, United Kingdom, Ireland, Spain and Japan, with respect to:

•	selling commercial and residential properties on behalf of customers through brokerage and auction services;

•	leasing and property management, including construction and engineering services;

•	purchasing commercial and residential properties, as well as undeveloped land for our own account; and

•	acquiring secured and unsecured loans.

Our services operations must compete with a growing number of national firms seeking to expand market share. We may be unable to compete effectively, maintain current fee levels or arrangements, purchase investment properties profitably or avoid increased competition.

If we are unable to maintain or develop new client relationships, our service business and financial condition could be substantially impaired.

We are highly dependent on long-term client relationships and on revenues received for services with third-party owners and related parties. A considerable amount of our revenues are derived from fees related to our service business. The majority of our property management agreements are cancelable prior to their expiration by the client for any reason on as little as 30 to 60 days’ notice. These agreements also may not be renewed when their respective terms expire. Our failure to maintain existing relationships or to develop and maintain new client relationships, or our loss of a substantial number of management agreements, could materially and adversely affect our business, financial condition and results of operations.

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

Our leasing activities depend on various factors, including tenant occupancy and rental rates, which, if adversely affected, could cause our operating results to suffer.

A significant portion of our property management business involves facilitating the leasing of commercial space. In certain areas of operation, there may be inadequate commercial space to meet demand, and there is a potential for a decline in the number of overall lease and brokerage transactions. In areas where the supply of commercial space exceeds demand, we may not be able to renew leases or obtain new tenants for our owned and managed rental properties as leases expire. Moreover, the terms of new leases and renewals (including renovation costs or costs of concessions to tenants) may be less favorable than current leases. Our revenues may be adversely affected if we fail to promptly find tenants for substantial amounts of vacant space, if rental rates on new or renewal leases are significantly lower than expected, or if reserves for costs of re-leasing prove inadequate. We may be unable to continue to lease properties for our clients and for our own account in a profitable manner.

Our ability to lease properties also depends on:

•	the attractiveness of the properties to tenants;

•	competition from other available space;

•	our ability to provide adequate maintenance and obtain insurance and to pay increased operating expenses, which may not be passed through to tenants;

•	the availability of capital to periodically renovate, repair and maintain the properties, as well as for other operating expenses; and

•	the existence of potential tenants desiring to lease the properties.

If we are unable to identify, acquire and integrate suitable acquisition targets, our future growth will be impeded.

Acquisitions and expansion have been, and will continue to be, a significant component of our growth strategy. While maintaining our existing business lines, we intend to continue to pursue a sustained growth strategy by increasing revenues from existing clients, expanding the breadth of our service offerings, seeking selective co-investment opportunities and pursuing strategic acquisitions. Our ability to manage our growth will require us to effectively integrate new acquisitions into our existing operations while managing development of principal properties. We expect that significant growth in several business lines occurring simultaneously will place substantial demands on our managerial, administrative, operational and financial resources. We may be unable to successfully manage all factors necessary for a successful expansion of our business. Moreover, our strategy of growth depends on the existence of and our ability to identify attractive and synergistic acquisition targets. The unavailability of suitable acquisition targets, or our inability to find them, may result in a decline in business, financial condition and results of operations.

Our business is highly dependent upon the economy and real estate market in California, which has the potential for natural disasters.

We have a high concentration of our business activities in California. Consequently, our business, results of operations and financial condition depend on general trends in California’s economy and real estate market. California historically has been vulnerable to certain natural disaster risks, such as earthquakes, floods, wild fires and erosion-caused mudslides. The existence of adverse economic conditions or the occurrence of natural disasters in California could have a material adverse effect on our business, financial condition and results of operations.

We own real estate properties located in Hawaii, which subjects us to unique risks relating to, among other things, Hawaii’s economic dependence on fluctuating tourism, the isolated location of Hawaii and the potential for natural disasters.

We conduct operations and own properties in Hawaii. Consequently, our business, results of operations and financial condition depend on and are affected by general trends in Hawaii’s economy and real estate market. Hawaii’s economy, although it has significantly recovered, experienced a significant downturn in the most recent recession. Real estate market declines may negatively affect our ability to sell property at a profit. In addition, Hawaii’s economy largely depends on tourism, which is subject to fluctuation. Hawaii historically has also been vulnerable to certain natural disaster risks, such as tsunamis, hurricanes and earthquakes, which could cause damage to properties owned by us or property values to decline in general. Hawaii’s remote and isolated location also may create additional operational costs and expenses, which could have a material adverse impact on our financial results.

If we fail to comply with laws and regulations applicable to us in our role as a real estate broker, property/facility manager or developer, we may incur significant financial penalties.

We are subject to numerous federal, state, local and foreign laws and regulations specific to the services we perform in our business, as well as laws of broader applicability, such as tax, securities and employment laws. Brokerage of real estate sales and leasing transactions and the provision of property management and valuation services require us to maintain applicable licenses in each U.S. state and certain foreign jurisdictions in which we perform these services. If we fail to maintain our licenses or conduct these activities without a license, or violate any of the regulations covering our licenses, we may be required to pay fines (including treble damages in certain states), return commissions received or have our licenses suspended or revoked.

We have certain obligations in connection with our real estate brokerage services that could subject us to liability if litigation is initiated against us for an alleged breach of any such obligation.

As a licensed real estate broker, we and our licensed employees are subject to certain statutory due diligence, disclosure and standard-of-care obligations. Failure to fulfill these obligations could subject us or our employees to litigation from parties who purchased, sold or leased properties that we brokered or managed. In addition, we may become subject to claims by participants in real estate sales claiming that we did not fulfill our statutory obligations as a broker.

We may become subject to claims for construction defects or other similar actions in connection with the performance of our property management services.

In our property management capacity, we hire and supervise third-party contractors to provide construction and engineering services for our properties. While our role is limited to that of a supervisor, we may be subjected to claims for construction defects or other similar actions. Adverse outcomes of property management litigation could have a material adverse effect on our business, financial condition and results of operations.

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

Certain foreign, federal, state and local laws, regulations and ordinances also govern the removal, encapsulation or disturbance of asbestos-containing materials during construction, remodeling, renovation or demolition of a building. Such laws may impose liability for the release of asbestos-containing materials, and third parties may seek recovery from owners or operators of real properties for personal injuries associated with asbestos-containing materials. We may be potentially liable for those costs for properties that we own. In the past, we have been required to remove asbestos from certain buildings that we own or manage. We may be required to remove asbestos from our buildings or incur other substantial costs of environmental remediation.

Before consummating the acquisition of a particular piece of real property, it is our policy to retain independent environmental consultants to conduct an environmental review of the real property, including performing a Phase I environmental review. These assessments have included, among other things, a visual inspection of the real properties and the surrounding area and a review of relevant federal, state and historical documents. It is possible that the assessments we commissioned do not reveal all environmental liabilities or that there are material environmental liabilities of which we are currently unaware. Future laws, ordinances or regulations may impose material environmental liability and the current environmental condition of our properties may be affected by tenants, by the condition of land or operations in the vicinity of those properties, or by unrelated third parties. Federal, state, local and foreign agencies or private plaintiffs may bring actions against us in the future, and those actions, if adversely resolved, may have a material adverse effect on our business, financial condition and results of operations.

We may incur unanticipated expenses relating to laws benefiting disabled persons.

The Americans with Disabilities Act, or the ADA, generally requires that public accommodations, such as hotels and office buildings, be accessible to disabled people. If our properties are not in compliance with the ADA, the U.S. federal government could fine us or private litigants could sue us for monetary damages. In addition, if we are required to make substantial alterations to one or more of our properties in order to comply with the ADA, our results of operations could be materially adversely affected.

We may incur significant costs complying with laws, regulations and covenants that are applicable to our properties and operations.

The properties in our portfolio and our operations are subject to various covenants and federal, state, local and foreign laws and regulatory requirements, including permitting and licensing requirements. Such laws and regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers, may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic, asbestos-cleanup or hazardous material abatement requirements. Existing laws and regulations may adversely affect us, the timing or cost of our future acquisitions or renovations may be uncertain, and additional regulations may be adopted that increase such delays or result in additional costs. Our failure to obtain required permits, licenses and zoning relief or to comply with applicable laws could have a material adverse effect on our business, financial condition and results of operations.

Our property insurance coverage is limited, and any uninsured losses could cause us to lose part or all of our investment in our insured properties.

We carry comprehensive general liability coverage and umbrella coverage on all of our properties with limits of liability that we deem adequate and appropriate under the circumstances (subject to deductibles) to insure against liability claims and provide for the cost of legal defense. There are, however, certain types of extraordinary losses that either may be uninsurable or are not generally insured because it is not economically feasible to insure against those losses. Should any uninsured loss occur, we could lose our investment in, and anticipated revenues from, a property, and these losses could have a material adverse effect on our operations. Currently, we also insure some of our properties for loss caused by earthquakes in levels we deem appropriate and, where we believe necessary, for loss caused by flood. The occurrence of an earthquake, flood or other natural disaster may materially and adversely affect on our business, financial condition and results of operations.

The ongoing debt crisis in Europe could harm our business, financial condition and results of operations.

Since the establishment of our European operations in 2011, our business in Europe have become an increasingly important part of our business, and we expect to continue to grow our European investment portfolio over time. A number of European countries are continuing to experience high borrowing costs and recessionary conditions, and many European banks and investors have incurred substantial losses on real estate-related assets in recent years. Current macroeconomic conditions in Europe remain uncertain and make the valuation of real estate-related assets difficult. Continued weakness or a worsening of those conditions could negatively impact the value of our existing investments and harm our ability to sell those investments and identify attractive investment opportunities in the future. These developments could harm our business, financial condition and results of operations.

Risks Related to Our Company

If we are unable to raise additional debt and equity capital, our growth prospects may suffer.

We depend on the capital markets to grow our balance sheet along with third-party equity and debt financings to acquire properties through our investment business, which is a key driver of future growth.  We currently intend to raise a significant amount of third-party equity and third-party debt to acquire assets in the ordinary course of our business.  We depend on debt financing from a combination of seller financing, the assumption of existing loans, government agencies and financial institutions. We depend on equity financing from equity partners, which include public companies, pension funds, family offices, financial institutions, endowments and money managers. Our access to capital funding is uncertain. Our inability to raise additional capital on terms reasonably acceptable to us could jeopardize the future growth of our business.

The loss of one or more key personnel could have a material adverse effect on our operations.

Our continued success depends to a significant degree on the efforts of our senior executives, particularly our CEO, who have each been essential to our business. The departure of all or any of our executives for whatever reason or the inability of all or any of them to continue to serve in their present capacities or our inability to attract and retain other qualified personnel could have a material adverse effect upon our business, financial condition and results of operations. Our executives have built highly regarded reputations in the real estate industry. Our executives attract business opportunities and assist both in negotiations with lenders and potential joint venture partners and in the representation of large and institutional clients. If we lost their services, our relationships with lenders, joint ventures and clients would diminish significantly.

In addition, certain of our officers have strong regional reputations, and they aid in attracting and identifying opportunities and negotiating for us and on behalf of our clients. As we continue to grow, our success will largely depend on our ability to attract and retain qualified personnel in all areas of business. We may be unable to continue to hire and retain a sufficient number of qualified personnel to support or keep pace with our planned growth.

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

Our revenues from foreign operations have been primarily denominated in the local currency where the associated revenues were earned. Thus, we may experience significant fluctuations in revenues and earnings because of corresponding fluctuations in foreign currency exchange rates. To date, our foreign currency exposure has been limited to the Japanese Yen, the Euro and the Pound Sterling. Certain questions have arisen about the viability of the Euro, and there has been speculation that some countries within the Eurozone may elect, or may be forced, to revert to the currency they issued prior to the establishment of the Euro, which could significantly reduce the value of the Euro. Due to the constantly changing currency exposures to which we will be subject and the volatility of currency exchange rates, we may experience currency losses in the future, and we cannot predict the effect of exchange rate fluctuations on future operating results. Our management may decide to use currency hedging instruments from time to time, including foreign currency forward contracts, purchased currency options (where applicable) and foreign currency borrowings. The economic risks associated with these hedging instruments include unexpected fluctuations in foreign currency rates, which could lead to hedging losses or the requirement to post collateral, along with unexpected changes in our underlying net asset position. Our hedging activities may not be effective.

Our operating results are subject to significant volatility from quarter to quarter as a result of the varied timing and magnitude of our strategic acquisitions and dispositions.

We have experienced a fluctuation in our financial performance from quarter to quarter due in part to the significance of revenues from the sales of real estate on overall performance. The timing of purchases and sales of our real estate investments has varied, and will continue to vary, widely from quarter to quarter due to variability in market opportunities, changes in interest rates, and the overall demand for residential and commercial real estate, among other things. While these factors have contributed to our increased operating income and earnings in the fourth quarter in past years, we may be unable to continue to perform well in the fourth quarter. In addition, the timing and magnitude of brokerage commissions paid to us may vary widely from quarter to quarter depending on overall activity in the general real estate market and the nature of our brokerage assignments, among other things.

We have in the past incurred and may continue in the future to incur significant amounts of debt to finance acquisitions, which could negatively affect our cash flows and subject our properties or other assets to the risk of foreclosure.

We have historically financed new acquisitions with cash derived from secured and unsecured loans and lines of credit. For instance, we typically purchase real property with loans secured by a mortgage on the property acquired. We anticipate to continue this trend. We do not have a policy limiting the amount of debt that we may incur. Accordingly, our management and board of directors have discretion to increase the amount of our outstanding debt at any time. We could become more highly leveraged, resulting in an increase in debt service costs that could adversely affect our results of operations and increase the risk of default on debt. We may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. If we are required to seek an amendment to our credit agreement, our debt service obligations may be substantially increased.

Some of our debt bears interest at variable rates. As a result, we are subject to fluctuating interest rates that may impact, adversely or otherwise, results of operations and cash flows. We may be subject to risks normally associated with debt financing, including the risks that:

•	cash flow may be insufficient to make required payments of principal and interest;

•
existing indebtedness on our properties may not be refinanced and our leverage could increase our vulnerability to general economic downturns and adverse competitive and industry conditions, placing us at a disadvantage compared to those of our competitors that are less leveraged;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry;

•
our failure to comply with the financial and other restrictive covenants in the documents governing our indebtedness could result in an event of default that, if not cured or waived, results in foreclosure on substantially all of our assets; and

•	the terms of available new financing may not be as favorable as the terms of existing indebtedness.

If we are unable to satisfy the obligations owed to any lender with a lien on one of our properties, the lender could foreclose on the real property or other assets securing the loan and we would lose that property or asset. The loss of any property or asset to foreclosure could have a material adverse effect on our business, financial condition and results of operations.

From time to time, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc., rate our significant outstanding debt. These ratings and any downgrades thereof may impact our ability to borrow under any new agreements in the future, and could increase the interest rates of, and require more onerous terms for, any future borrowings, and could also cause a decline in the market price of our common stock. Our earnings may not be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have sufficient earnings, we may be required to seek to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, which we may be unable to do, and our stock price may be adversely affected.

Our debt obligations impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.

Our existing debt obligations impose, and future debt obligations may impose, significant operating and financial restrictions on us. These restrictions limit or prohibit, among other things, our ability to:

•	incur additional indebtedness;

•	repay indebtedness (including our 8.75% senior notes due 2019, our 2037 debentures and our 7.75% senior notes due 2042) prior to stated maturities;

•	pay dividends on, redeem or repurchase our stock or make other distributions;

•	make acquisitions or investments;

•	create or incur liens;

•	transfer or sell certain assets or merge or consolidate with or into other companies;

•	enter into certain transactions with affiliates;

•	sell stock in our subsidiaries;

•	restrict dividends, distributions or other payments from our subsidiaries; and

•	otherwise conduct necessary corporate activities.

In addition, our unsecured revolving credit facility and the indenture governing our 2037 debentures require us to maintain compliance with specified financial covenants, including maximum balance sheet leverage and fixed charge coverage ratios. As of December 31, 2013, we were in compliance with these covenants. These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. In addition, a default under one series of our indebtedness may also constitute a default under another series of our indebtedness.

We have guaranteed a number of loans in connection with various equity-method investments, which may result in us being obligated to make substantial payments.

We have provided recourse guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential undiscounted amount of future payments that we could be required to make under these guarantees was approximately $51.1 million at December 31, 2013. The guarantees expire through 2017, and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sales proceeds of the property. If we were to become obligated to perform on these guarantees, our financial condition could suffer.

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

•
subject to certain conditions, the special purpose property-owning subsidiary’s failure to obtain lender’s written consent prior to obtaining any subordinate financing or encumbering the associated property.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2013, we had $114.4 million of federal and $73.2 million of California net operating loss carryforwards available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has previously occurred. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us.

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

We are subject to section 404 of The Sarbanes-Oxley Act of 2002 and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Although our management has concluded that our internal control over financial reporting was effective as of December 31, 2013 and our independent registered public accounting firm has issued an unqualified report as to the same, our management or our independent registered public accounting firm may not be able to come to the same conclusion in future periods. During the course of the review and testing of our internal controls, we may identify deficiencies and weaknesses and be unable to remediate them before we must provide the required reports. If our management or our independent registered public accounting firm is unable to conclude on an ongoing basis that we have effective internal control over financial reporting, our operating results may suffer, investors may lose confidence in our reported financial information and the trading price of our stock may fall.

Risks Related to Ownership of Our Common Stock

Our directors and officers and their affiliates are significant stockholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to stockholders for approval and which influence may be in conflict with our interests and the interests of our other stockholders.

As of December 31, 2013 our directors and executive officers and their respective affiliates owned an aggregate of approximately 25% of the outstanding shares of our common stock. These stockholders will have significant influence over the outcome of all matters submitted for stockholder approval, including the election of our directors and other corporate actions. In addition, such influence by one or more of these stockholders could discourage others from attempting to purchase or take us over in a transaction that would be favorable to our other stockholders or reduce the market price offered for our common stock in such an event.

We may issue additional equity securities, which may dilute your interest in us.

In order to expand our business, we may consider offering and issuing additional equity or equity-based securities. If we issue and sell additional shares of our common stock, the ownership interests of our existing stockholders will be diluted to the extent they do not participate in the offering. The number of shares that we may issue for cash in non-public offerings without stockholder approval will be limited by the rules of the NYSE or other exchange on which our securities are listed. However, we may issue and sell shares of our common stock in public offerings, and there generally are exceptions that allow companies to issue a limited number of equity securities in private offerings without stockholder approval, which could dilute your ownership.

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

Our common stock is listed on the NYSE, a national securities exchange. However, our common stock may not continue to be listed on the NYSE in the future. If the NYSE delists our common stock from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our common stock;

•	a limited amount of news and analyst coverage for our company;

•	a decreased ability for us to issue additional securities or obtain additional financing in the future; and

•	limited liquidity for our stockholders due to thin trading.

Our staggered board may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders, and certain anti-takeover provisions in our organizational documents may discourage a change in control.

Our amended and restated certificate of incorporation provides for our board of directors to be divided into three classes, each of which generally serves for a term of three years with only one class of directors being elected in each year. As a result, at any annual meeting only a minority of the board of directors will be considered for election. Since this “staggered board” would prevent our stockholders from replacing a majority of our board of directors at any annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Additionally, certain provisions of our amended and restated certificate of incorporation and our amended and restated bylaws may have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a stockholder might consider in its best interest, including those attempts that might result in the payment of a premium over the market price for the shares held by stockholders.

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

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties

The following table sets forth certain information regarding our wholly owned properties at December 31, 2013 (dollars in millions):

Consolidated Properties by Region
Commercial	Square Feet	Ending % Occupancy	Annualized Rents (1)	# of Properties
Western U.S.	1,348,290	82.1%	$12.6	12
Japan	9,633	100.0	0.4	1
Ireland	3,444	—	—	1
Total Commercial	1,361,367	82.0%	13.0	14

Multifamily	Units	Ending % Leased	Annualized Rents (1)	# of Properties
Western U.S.	2,327	93.2%	$30.4	7
Total Multifamily	2,327	93.2%	$30.4	7
————————————————————
(1) Represents annualized cash base rent (i.e. excludes tenant reimbursements and other revenue)

Consolidated Properties by Region
	Units	Acres	# of Properties
Residential
Western U.S.	16	18.0	3
Land
Western U.S.	—	2,719.2	3
Total Residential and Land	16	2,737.2	6

Our corporate headquarters is located in Beverly Hills, California. We also have 23 other offices throughout the United States, including our disaster recovery office in Austin, Texas, one office in London, England, one office in Dublin, Ireland, one office in Madrid, Spain and one office in Tokyo, Japan. The Beverly Hills office operates as the main investment and asset management center for us in the United States, while the United Kingdom, Ireland, Spain and Japan offices are the main investment and asset management center for our respective British, Irish, Spanish and Japanese operations. The remaining office locations primarily operate as property management satellites. In general, we lease all of our offices. In addition, we have on-site property management offices located within properties that we manage. The most significant terms of the leasing arrangements for our offices are the length of the lease and the rent. Our leases have terms varying in duration. The rent payable under our office leases vary significantly from location to location as a result of differences in prevailing commercial real estate rates in different geographic locations. Our management believes that except as provided below, no single office lease is material to our business, results of operations or financial condition. In addition, our management believes there is adequate alternative office space available at acceptable rental rates to meet our needs, although adverse movements in rental rates in some markets may negatively affect our profits in those markets when we enter into new leases.

The following table sets forth certain information regarding our corporate headquarters and regional offices.

Location	Use	Approximate Square Footage	Lease Expiration
Beverly Hills, CA	Corporate Headquarters	20,236	12/31/2014
Austin, TX	Regional Office; Disaster Recovery Office	6,864	7/31/2017
London, England	Regional Office	4,712	3/3/2023
Dublin, Ireland	Regional Office	3,380	6/1/2016

Item 3.	Legal Proceedings
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
Stock Price Information
Our common stock trades on the NYSE under the symbol “KW.” The following table sets forth, for the calendar quarter indicated, the high and low sales prices per share of common stock as reported on the NYSE. The quotations listed below reflect inter dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Common Stock
	High	Low
Fiscal year 2013
Quarter ended March 31, 2013	$17.24	$13.87
Quarter ended June 30, 2013	18.00	14.53
Quarter ended September 30, 2013	19.72	16.73
Quarter ended December 31, 2013	22.38	18.02
Fiscal year 2012
Quarter ended March 31, 2012	14.42	10.68
Quarter ended June 30, 2012	14.40	12.70
Quarter ended September 30, 2012	14.60	13.16
Quarter ended December 31, 2012	14.20	11.89
Holders
As of February 28, 2014, we had approximately 5,000 holders of record of our common stock and one holder of record of our warrants.
Dividend Policy
We declared and paid quarterly dividends of $0.05 per share in 2012. In the first quarter of 2013, we raised the quarterly dividend to $0.07 per share and paid quarterly dividends of $0.07 per share for 2013. On February 26, 2014, we raised the quarterly dividend to $0.09 per share.
Cumulative dividends on our Series A and Series B Preferred Stock accrue at an annual rate of 6.00% and 6.452%, respectively, of the purchase price, subject to adjustment under certain circumstances. The Series A and B Preferred Stock are manditorily convertible on May 19, 2015 and November 3, 2018, respectively. The dividends are payable quarterly in arrears when, as and if declared by our board of directors.
The declaration and payment of any future dividends is at the sole discretion of our board of directors and will depend on, among other things, our operating results, overall financial condition, capital requirements and general business conditions.

Amounts shown in millions
Dividends declared since inception	Preferred	Common	Total
2009	$3.2	$—	$3.2
2010	4.5	—	4.5
2011	8.7	5.7	14.4
2012	8.1	11.7	19.8
2013	8.1	21.8	29.9
	$32.6	$39.2	$71.8

Recent Sales of Unregistered Securities
None
Equity Compensation Plan Information
See Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Performance Graph
The graph below compares the cumulative total return of our common stock from December 31, 2008 through December 31, 2013, with the comparable cumulative return of companies comprising the S&P 500 Index and a peer issuer selected by us. The peer issuer is a company in the real estate services and investment industry. Because this peer issuer became a comparable on November 13, 2009, the performance of our common stock relative to the performance of the common stock of the peer issuer prior to November 13, 2009 may not be representative of future results. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index and the peer issuer selected by us over the indicated time periods, and assumes reinvestment of all dividends, if any, paid on the securities. The stock price performance shown on the graph is not necessarily indicative of future price performance.
 Note: The peer, CB Richard Ellis, is a comparable beginning November 13, 2009.

The information under this caption, “Performance Graph,” is deemed not to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that such filing specifically states otherwise.

Purchases of Equity Securities by the Company and Affiliated Purchasers in the Fourth Quarter of 2013

Period	Total Number of Warrants Purchased	Average Price Paid per Warrant	Total Number of Warrants Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Warrants that May be Purchased under the Plans or Programs(1)(2)
Warrants
October 1 to October 31	—	$—	—	4,994,293
November 1 to November 30	—	—	—	3,059,909
December 1 to December 31	—	—	—	2,710,742
______________________________________

(1) Warrants repurchased under a plan announced April 30, 2010, approving the repurchase of up to 7.5 million outstanding warrants. On September 21, 2010, the Board of Directors approved an increase to the number of warrants subject to the plan by 5 million. On May 7, 2013 the Board of Directors approved an increase to the number of warrants subject to the plan by 5.3 million warrants, which covered all the warrants that were currently outstanding.
(2) During the fourth quarter, certain warrant holders exercised their warrants in exchange for shares of the Company's common stock. The Company also redeemed all outstanding public warrants. The remaining warrants outstanding after such redemption are sponsor warrants which have an expiration date of November 14, 2014. See note 18 for more detail.

Item 6.	Selected Financial Data
The following tables summarize our selected historical consolidated financial information. This information was derived from our audited financial statements for each of the years ended December 31, 2013, 2012, 2011, 2010 and 2009. This information is only a summary. You should read this information together in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this document.

(Dollars in millions, except per share amounts)	Year Ended December 31,
	2013	2012	2011	2010	2009
Statements of operations data and dividends:
Revenue	$121.2	$64.1	$62.6	$50.5	$86.2
Income from continuing operations	13.6	6.9	7.1	6.5	(9.7)
Basic loss per share	(0.21)	(0.07)	(0.06)	(0.03)	(0.57)
Dividends declared per share of common stock	0.28	0.20	0.11	—	—
EBITDA	177.6	92.1	66.2	48.1	18.6
Adjusted EBITDA	185.1	100.2	71.3	58.4	37.1
Adjusted EBITDA annual increase	85%	41%	22%	57%	37%

	As of December 31,
	2013	2012	2011	2010	2009
Balance sheet data:
Cash and cash equivalents	178.2	120.9	115.9	47.0	57.8
Total assets	1,798.8	1,283.8	792.8	487.8	336.3
Mortgage loans and notes payable	407.7	236.5	30.7	60.0	50.1
Unsecured corporate debt	449.0	449.6	289.4	67.8	77.5
Kennedy Wilson equity	768.3	509.7	410.2	300.2	177.3
Total equity	818.9	518.8	413.6	312.9	179.3
Net investment account	1,100.3	837.6	582.8	363.7	211.6
Net investment account annual increase	31%	44%	60%	72%	28%
The Company has been able to increase Adjusted EBITDA and the net investment account through acquisitions and prudent asset management. Due to our significant acquisition activity, the periods presented above may not be comparable. See Note 4 in our Notes to the Consolidated Financial Statements for discussion of the business combinations that occurred during the years ended December 31, 2013 and 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See the section title "Forward-Looking Statements" for more information. Actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed in “Risk Factors” on page 7 and elsewhere in this report.

Unless specifically noted otherwise, as used throughout this Management’s Discussion and Analysis section, Kennedy-Wilson Holdings, Inc. is referred to as “Kennedy Wilson” or "KWH" , and Kennedy-Wilson Holdings, Inc. and its subsidiaries are collectively referred to as "The Company,” “we,” “us” or “our”, unless the context requires otherwise.

Overview

Kennedy Wilson is a vertically integrated global real estate investment and services company. For over 35 years, we have owned and operated real estate related investments on behalf of our shareholders and our clients with offices in the United States, United Kingdom, Ireland, Spain and Japan.

Our operations are defined by two core business segments, KW investments and KW services, which work closely together to identify attractive investment markets and opportunities across the world:

KW Investments - we invest in various types of real estate investments through our investments business, either on our own or with strategic partners, where we are typically the general partner, with a promoted interest in the profits of the business beyond our ownership percentage. The main types of real estate we invest in are listed below:

Commercial
We source, acquire, and finance various types of commercial real estate that includes office, industrial, retail, and mixed-use assets.

Multifamily
We focus primarily on apartments in supply-constrained, infill markets. We pursue multifamily acquisition opportunities where we can unlock value through a myriad of strategies, including institutional management, asset rehabilitation, repositioning and creative recapitalization.

Loan Originations / Discounted Loan Purchases
We originate and/or acquire loans secured by real estate. Our originations and acquisitions include individual notes on all real estate property types as well as portfolios of loans purchased from financial institutions, corporations and government agencies.

Residential, Hotel, and Other
In certain cases, we may pursue for sale housing acquisition opportunities, including land for entitlements, finished lots, urban infill condominium site and partially finished and finished condominium projects. This group also includes our investment in hotels and our investments in marketable securities.
KW Services - our services business offers a comprehensive line of real estate services for the full lifecycle of real estate ownership. Below are the product types we offer through the KW services segment:

Investment Management
We provide acquisition, asset management and disposition services to our equity partners as well as to third parties.

Property Services
This division manages commercial real estate for third-party clients, fund investors, and investments held by the Company.
In addition to earning property management fees, consulting fees, lease commissions, construction management fees, disposition fees, and accounting fees, the Property Services group gives Kennedy Wilson insight into local markets and potential acquisitions.

Research

Meyers Research LLC (“Meyers”), a Kennedy Wilson company, is a premier consulting practice and the industry’s leading provider of data and analytics for the residential real estate development and new home construction industry. Meyers' proprietary iPad application, Zonda, launched in 2013 and provides market insight for the homebuilding industry with real-time data on over 250 metrics impacting the housing market on a national and local level.

Auction and Conventional Sales
The Auction and Conventional Sales group provides innovative marketing and sales strategies for all types of commercial and residential real estate, including single family homes, mixed-use developments, estate homes, multifamily dwellings, new home projects, conversions and scattered properties.

Brokerage
The Brokerage group specializes in innovative marketing programs tailored to client objectives for all types of investment grade and income producing real estate.

Financial Measures and Descriptions
Our key financial measures and indicators are discussed below. Please refer to the critical accounting policies in the Notes to the Consolidated Financial Statements for additional detail regarding the GAAP recognition policies associated with the captions described below.
Revenues
Management and leasing fees - management and leasing fees are primarily comprised of base asset management fees and performance based fees generated by our investment management division, property management fees generated by our property services division, leasing fees generated by our brokerage and auction divisions, and consulting fees generated by Meyers.
Commissions - commission revenue consists of acquisition fees generated by our investment management division and sales commissions generated by our brokerage division.
Related Party- related party revenue are management and leasing fees as well as commissions earned from our equity partners and relate to assets in which we have an ownership interest.
Rental and other income - rental and other income is comprised of rental income earned by our consolidated real estate investments.
Sale of real estate - sales of real estate consists of gross sales proceeds received on the sale of consolidated real estate that is not defined as a business by generally accepted accounting principles. This typically includes the sale of condominium units.
Expenses
Commission and marketing expenses - commission and marketing expenses includes fees paid to third party sales and leasing agents as well as business development costs necessary to generate revenues.
Rental operating expenses - rental and operating expenses consists of operating expenses of our consolidated real estate investments, including items such as property taxes, insurance, maintenance and repairs, utilities, supplies, salaries and management fees.
Compensation and related expenses - compensation and related expenses include: (a) employee compensation, comprising of salary, bonus, employer payroll taxes and benefits paid on behalf of employees and (b) share-based compensation associated with the grants of share-based awards.
General and administrative - general and administrative expenses represent administrative costs necessary to run our business and include things such as occupancy and equipment expenses, professional fees, public company costs, travel and related expenses, and communications and information services.
Depreciation and amortization - depreciation and amortization is comprised of depreciation expense which is recognized ratably over the useful life of an asset and amortization expense which primarily consist of the amortization of assets allocated to the value of in-place leases upon acquisition of a consolidated real estate asset or the amortization of loan fees.

Equity in joint venture income - Equity in joint venture income consists of the Company’s share of income or loss earned on investments in which the Company can exercise significant influence but does not have control. As of December 31, 2013, approximately 66% of the Company’s investment account is invested through joint ventures investments. See the investment in joint venture footnote of the attached notes to the consolidated financial statements for summarized financial data, including balance sheet and income statement information of the underlying joint ventures.
Interest income from loan pool participations and notes receivable - Interest income from loan pool participations is comprised of interest income earned on the Company’s loan originations and investments in loans and discounted loan purchases. Additionally, interest income from loan pool participations and note receivable are recognized on a level yield basis, where a level yield model is utilized to determine a yield rate which, based upon projected future cash flows, accretes interest income over the estimated holding period.
Acquisition-related gains - Acquisition-related gains consist of gains recognized by the Company upon a GAAP required fair value measurement due to a business combination. These gains are typically recognized when the Company converts a loan into consolidated real estate owned and the fair value of the underlying real estate exceeds the basis in the previously held loan. These gains also arise when there is a change of control of an investment. The gain amount is based upon the fair value of the Company’s equity in the investment in excess of the carrying amount of the equity directly preceding the change of control.
Acquisition-related expenses - Acquisition-related expenses consists of the costs incurred to acquire assets, such as stamp duty taxes on foreign transactions, as well as the write off of any costs associated with acquisitions which did not materialize.
Interest expense - corporate debt - Interest expense - corporate debt represents interest costs associated with our senior notes payable, junior subordinated debentures and line of credit facility. This debt is unsecured and we typically use the funds generated from corporate borrowings to fund new investments.
Interest expense - mortgage debt - Interest expense - mortgage debt represents interest costs associated with mortgages on our consolidated real estate. These mortgages are typically secured by the underlying real estate collateral.
Realized foreign currency exchange income or loss - Realized foreign currency exchange income or loss relates to the settlement of foreign transactions during the year and arise due to changes in currency exchange rates.
Income taxes - The Company’s services business operates globally as corporate entities subject to federal, state, and local income taxes and the investment business operates through various partnership structures to participate in multifamily, office and residential property acquisitions as well as originate loans and purchases loan pools. The Company’s distributive share of income from its partnership investments will be subject to federal, state, and local taxes at the entity level and the related tax provision attributable to the Company’s share of the income tax is reflected in the consolidated financial statements.
Noncontrolling Interests - Noncontrolling interests represents income or loss attributable to equity partners for their ownership in investments which the Company controls. Income or loss is attributed to noncontrolling interest partners based on their respective ownership interest in an investment.
Non-GAAP Measures
EBITDA and Adjusted EBTIDA
EBITDA(1) - EBITDA represents net income before noncontrolling interest income, interest expense, our share of interest expense included in income from investments in joint ventures and loan pool participations, depreciation and amortization, our share of depreciation and amortization included in income from investments in joint ventures, loss on early extinguishment of corporate debt and income taxes. We do not adjust EBITDA for gains or losses on the extinguishment of mortgage debt as we are in the business of purchasing discounted notes secured by real estate and, in connection with these note purchases, we may resolve these loans through discounted payoffs with the borrowers. Our management believes EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions.
Adjusted EBITDA(1) - represents EBITDA, as defined above, adjusted to exclude acquisition and merger related expenses and stock based compensation expense. Our management uses Adjusted EBITDA to analyze our business because it adjusts EBITDA for items we believe do not have an accurate reflection of the nature of our business going forward. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations. Such items may vary for different companies for reasons unrelated to overall operating performance.

(1) EBITDA, as defined above, is not a recognized term under GAAP and does not purport to be an alternative to net earnings as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Our presentation of EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. EBITDA is not calculated under GAAP and should not be considered in isolation or as a substitute for net income, cash flows or other financial data prepared in accordance with GAAP or as a measure of our overall profitability or liquidity.  Such items may vary for different companies for reasons unrelated to overall operating performance.
Adjusted EBITDA represents EBITDA, as defined above, adjusted to exclude corporate merger and acquisition related expenses and share based compensation expense for the Company.  Such items may vary for different companies for reasons unrelated to overall operating performance. However, EBITDA and Adjusted EBITDA are not recognized measurements under GAAP and when analyzing our operating performance, readers should use EBITDA and Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as tax and debt service payments. The amounts shown for EBITDA and Adjusted EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.
Results of Operations
The following table sets forth items derived from our consolidated statement of operations for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31
(Dollars in millions)	2013	2012	2011
Revenue
Management and leasing fees	$18.1	$15.8	$12.6
Management and leasing fees - related party	36.0	24.5	14.5
Commissions	4.0	5.0	5.8
Commissions - related party	10.0	8.0	24.2
Rental and other income	43.0	8.5	5.1
Sale of real estate	10.1	2.3	0.4
Total revenue	121.2	64.1	62.6
Operating expenses
Commission and marketing expenses	3.6	4.6	4.0
Rental operating expense	18.9	4.5	3.3
Cost of real estate sold	7.9	2.2	0.4
Compensation and related expenses	76.7	55.8	41.1
General and administrative	24.6	19.5	14.5
Depreciation and amortization	17.4	4.9	2.8
Total operating expenses	149.1	91.5	66.1
Equity in joint venture income	29.8	21.5	12.5
Interest income from loan pool participations and notes receivable	13.5	9.2	8.0
Operating income	15.4	3.3	17.0
Non-operating income (expense)
Interest income	0.3	0.1	0.4
Interest income—related party	0.3	2.8	2.0
Acquisition-related gains	56.6	25.5	6.3
Gain on sale of marketable securities	—	4.3	—
Acquisition-related expenses	(1.6)	(0.7)	—
Interest expense - corporate debt	(39.9)	(26.1)	(19.0)
Interest expense - property level debt	(11.8)	(2.5)	(1.6)
Realized foreign currency exchange loss	(2.8)	—	—
Income from continuing operations before benefit from (provision for) income taxes	16.5	6.7	5.1
(Provision for) benefit from income taxes	(2.9)	0.2	2.0
Income from continuing operations	13.6	6.9	7.1
Loss from discontinued operations, net of income taxes	(0.3)	—	—
Gain (loss) from sale of real estate, net of income taxes	0.6	(0.2)	0.4
Net income	13.9	6.7	7.5
Net (income) attributable to the noncontrolling interests	(20.3)	(2.5)	(1.2)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc.	(6.4)	4.2	6.3
Preferred stock dividends and accretion of issuance costs	(8.1)	(8.1)	(8.7)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(14.5)	$(3.9)	$(2.4)
EBITDA (1)	$177.6	$92.1	$66.2
Adjusted EBITDA (2)	$185.1	$100.2	$71.3
—————
(1) (2)    See Non-GAAP Measures section for definition of EBITDA and Adjusted EBITDA
The following compares results of operations for the years ended December 31, 2013 and December 31, 2012 and years ended December 31, 2012 and December 31, 2011.
Our Consolidated Financial Results and Comparison of the Years Ended December 31, 2013 and 2012
Our revenues for the years ended December 31, 2013 and 2012 were $121.2 million and $64.1 million. Total operating expenses for the same periods were $149.1 million and $91.5 million, respectively. Net loss attributable to our common shareholders was $14.5 million and $3.9 million in 2013 and 2012, respectively. EBITDA was $177.6 million and $92.1 million in 2013 and 2012, respectively. Adjusted EBITDA was $185.1 million and $100.2 million in 2013 and 2012, respectively. The Company achieved a 93% increase in EBITDA and a 85% increase in Adjusted EBITDA for the year ended December 31, 2013 as compared to the same period in 2012.
Revenues
Investments Segment Revenues
Rental and other income increased to $43.0 million in 2013 from $8.5 million in 2012. The $34.5 million increase is due to $18.1 million in rental income from new acquisitions and consolidations in 2013 and $16.3 million from properties acquired at the end of 2012.
During the year ended December 31, 2013, we sold 44 condominium units generating $10.1 million of proceeds from the sale of real estate. During the year ended December 31, 2012, we sold five condominium units, generating $2.3 million of proceeds from the sale of real estate.
Services Segment Revenues
Third Party Services - These are management and leasing fees as well as commissions earned from third parties and relate to assets in which we do not have an ownership interest.
Our third party management and leasing services revenues increased to $18.1 million during the year ended December 31, 2013 as compared to approximately $15.8 million for the same period in 2012. The $2.3 million or 15% increase primarily relates to the acquisition in March 2012 of Meyers, a real estate consultancy firm specializing in capital sourcing and real estate research for the single-family homebuilding and multifamily apartment industries.
Our third party commission revenues were at $4.0 million in 2013 as compared to approximately $5.0 million in 2012. The decrease is driven by our auction services business which has historically been countercyclical. Improvements in the U.S. real estate markets have caused auction service revenues to decrease.
Related Party Services
Our related party management and leasing services generated revenues of $36.0 million in 2013 compared to $24.5 million in 2012. The $11.5 million, or 47%, increase primarily relates to an increase of $6.6 million in additional asset management fees earned on our U.K. Loan Pool due to the expected resolution period being shortened to two years from the initial budget of three years. In addition, we earned $2.7 million in asset management fees relating to a new loan pool in the United Kingdom that was entered into in December 2012. Also during 2013, additional base management fees were earned mainly due to the admission of new investors into one of our funds and as a result of our increased investment activity in the United Kingdom and Ireland.
In 2013, our related party commission revenues were $10.0 million compared to approximately $8.0 million in 2012. The increase in commission revenues are primarily driven by acquisition fees earned on increased investment activity mainly in the United Kingdom and Ireland.
Operating Expenses

Investments Segment Operating Expenses

Operating expenses for the year ended December 31, 2013 increased to $84.7 million compared to $41.3 million for the same period in 2012. The increase is attributable to the following:
Compensation and related expenses increased by $9.3 million due to an increase in personnel, particularly due to our growth and expansion in the United Kingdom and Ireland, to source and execute on acquisition opportunities. Additionally, accrued discretionary compensation increased in connection with the increase in Investments EBITDA. General and administrative expenses increased by $2.9 million primarily due to increased travel and rental expense relating to our growing operations in the United Kingdom and Ireland.
Rental operating expenses increased by $14.4 million and depreciation and amortization increased by $11.2 million due to the acquisitions during 2013 and the end of 2012.
During the year ended December 31, 2013 we sold 44 condominium units which resulted in $7.9 million of sale-related costs. During the year ended December 31, 2012, we sold five condominium units which resulted in $2.2 million of sale-related costs.
Services Segment Operating Expenses

Operating expenses (excluding depreciation and amortization expense) for the year ended December 31, 2013 were approximately $40.7 million as compared to $33.1 million for the same period in 2012. The increase is attributable to the following:

Compensation and related expenses increased by $6.0 million due to an increase in personnel and in accrued discretionary compensation. As a result of the expansion in our Meyers group, we increased our head count in order to service the demand of our customers in the capital sourcing and real estate research for the single-family homebuilding and multifamily apartment industries. Additionally, due to the growth in our Services EBITDA there was an increase in our accrued discretionary compensation.
General and administrative expenses increased by $2.5 million primarily due to the growth of the Company specifically in the United Kingdom, Ireland, and Meyers.
Commissions and marketing expenses decreased by $1.0 million due to the decrease in auction sales previously discussed.
Corporate Operating Expenses
Operating expenses (excluding depreciation and amortization expense) for the year ended December 31, 2013 were approximately $21.9 million as compared to $16.7 million for the same period in 2012. Compensation and related expenses increased by $5.5 million primarily due to the increase in accrued discretionary compensation in connection with the increase in Adjusted EBITDA and the additional resources and costs associated with growing the Company.
Investments Segment Equity in Joint Venture Income
The following table details summarized financial data for the Company's portion of equity in joint venture income by region for the years ended December 31, 2013 and 2012.

	Years ended December 31,
	2013				2012
	U.S.	Europe	Japan	Total	U.S.	Europe	Japan	Total
(Dollars in millions)
Rental and other income	$98.2	$23.8	$12.8	$134.8	$60.6	$1.9	$16.0	$78.5
Sale of real estate	43.7	11.4	—	55.1	61.9	—	—	61.9
Interest income	3.7	1.5	—	5.2	2.0	2.0	—	4.0
Total revenue	145.6	36.7	12.8	195.1	124.5	3.9	16.0	144.4
Rental operating expense	47.6	6.2	3.1	56.9	22.7	0.5	4.1	27.3
Cost of real estate sold	33.1	8.6	—	41.7	52.8	—	—	52.8
Compensation and related expense	—	—	0.8	0.8	—	—	0.9	0.9
General and administrative	—	0.8	0.9	1.7	—	0.8	—	0.8
Depreciation and amortization expense	31.2	11.3	4.2	46.7	16.5	0.9	5.2	22.6
Total operating expense	111.9	26.9	9.0	147.8	92.0	2.2	10.2	104.4
Acquisition-related gain	—	36.2	—	36.2	—	—	—	—
Fair value gain	5.1	—	—	5.1	9.5	—	—	9.5
Acquisition-related expenses	(0.3)	(13.2)	—	(13.5)	(1.3)	(1.1)	—	(2.4)
Carried interest on realized investment	—	—	—	—	2.4	—	—	2.4
Gain on sale of interest in joint venture investments	—	—	—	—	2.3	—	—	2.3
Gain on refinancing	—	—	—	—	1.5	—	—	1.5
Interest expense	(33.0)	(7.5)	(4.5)	(45.0)	(23.1)	(2.3)	(4.0)	(29.4)
Other non-operating income (expense)	2.3	(2.2)	(0.4)	(0.3)	(1.8)	(0.6)	—	(2.4)
Equity in joint venture income (loss)	$7.8	$23.1	$(1.1)	$29.8	$22.0	$(2.3)	$1.8	$21.5

Equity in joint ventures generated income of $29.8 million for the year ended December 31, 2013, as compared to income of $21.5 million for the same period in 2012. The income in 2013 and 2012 was primarily derived from conversions of loans into real estate, property sales and fair value gains as further discussed below.
During the year ended December 31, 2013, the Company and its equity partners converted three loans into real estate which resulted in gains of $72.5 million, of which $36.2 million was a gain to us and $36.3 million to our noncontrolling interest holders. In addition, there were gains of $57.1 million, of which $13.4 million was a gain to us and $43.2 million of which to our noncontrolling interest holders . Included in equity in joint venture income are one-time acquisition costs which are non-recurring. During the year ended December 31, 2013, approximately $13.5 million of acquisition costs were included in equity in joint venture income.
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
Our share of depreciation generated at the joint venture level was $46.7 million and $22.6 million for the years ended December 31, 2013 and 2012. We look at equity in joint venture income plus our share of the joint ventures depreciation to get a better sense of earnings before depreciation and amortization. The amounts were $76.5 million and $44.1 million for the year ended December 31, 2013 and 2012 representing a 73% increase.
Investments Segment Income from Loan Pool Participations and Notes Receivable
Income from loan pool participations and notes receivable generated income of $13.5 million in 2013 as compared to $9.2 million in 2012.
We have acquired three additional loan pools in the United Kingdom and one in Ireland since August 2012, which together provided $2.3 million of additional interest income during the year ended December 31, 2013. We accreted an additional $0.6 million of interest income on our U.K. Loan Pool as compared to the same period in 2012 due to the expected resolution period being shortened to two years from the initial budget of three years. Additionally, we had a $2.6 million increase in accreted income from loan pools in the Western United States due to an increase in resolution periods on one pool in 2012 which led to a decrease in accreted income for the year ended December 31, 2012. Offsetting these increases in the year ended December 31, 2013 was a $1.2 million decrease in interest income on our notes receivable mainly due to a note we held on a multifamily property that was converted to real estate at the end of 2012.
Non-Operating Items
Acquisition-related gains were $56.6 million for the year ended December 31, 2013 compared to $25.5 million for the same period in 2012. The acquisition related gains in 2013 are primarily attributable to a $45.1 million gain on the consolidation of the Ritz Carlton, Lake Tahoe and a $9.5 million gain from acquiring a controlling interest in a multifamily property in Northern California. The gain associated with the Ritz Carlton, Lake Tahoe is due to the Company and one of its equity partners amending an existing operating agreement where the Company gained control of the property which was previously accounted for as an equity method investment. The gain associated with the multifamily property was triggered when the Company acquired the interests of some of its equity partners which increased the Company's ownership from 15% to 94%. As a result of obtaining control of both properties and as the fair value was in excess of the carrying value of its ownership interests, the acquisition gains above were recognized. The acquisition related gains in 2012 is mainly due to a change of control and thereby consolidation of KW Property Fund II, LP ("Fund II"), a limited partnership that had been previously accounted for using the equity method. As the fair value was in excess of the carrying value of our equity method ownership interest, we recorded an acquisition related gain in the amount of $22.8 million.
Acquisition related expenses were $1.6 million for the year ended December 31, 2013 compared to $0.7 million for the same period in 2012. The increase is due to increased acquisition activity and the write off of costs associated with potential acquisitions which ultimately did not materialize.
Interest expense associated with corporate debt was $39.9 million in 2013 as compared to $26.1 million in 2012. The increase is due to the issuance of an additional $100.0 million aggregate principal of the 2019 Notes and $55.0 million aggregate principal of the 2042 Notes which both occurred in December 2012. The revolving line of credit had a higher average balance outstanding and committed amount available which both lead to increases in interest expense as well.
Interest expense associated with the mortgage loans was $11.8 million in 2013 as compared to $2.5 million. The increase is due to the acquisitions during 2013 and the end of 2012.
There were no gains on marketable securities during the year ended December 31, 2013 compared to $4.3 million during 2012. The gain in the prior period related to the sale of the Company's investment in the ordinary stock of the Bank of Ireland.

Foreign currency translation loss was $2.8 million during the year end December 31, 2013 compared to no comparable activity in the prior period due to the recognition of foreign currency loss on the U.K. Loan Pool as the investment was substantially liquidated at the end of 2013.
Provision for income taxes was $2.9 million in 2013 as compared to a benefit from income taxes of $0.2 million in 2012 due to higher taxable income in the United States. The Company had $114.4 million and $73.2 million of federal and state net operating losses as of December 31, 2013.
We had net income of $20.3 million attributable to a non-controlling interests in 2013 compared to $2.5 million in 2012. The increase is due to $22.6 million of the Ritz Carlton, Lake Tahoe acquisition-related gain described above being allocated to the Company's non-controlling equity partner. This was offset by interest and depreciation expense associated with Fund II being allocated to noncontrolling interest holders. During 2012 the net income attributable to non-controlling interest holders was primarily due to a gain from the sale of a multifamily property.
Our Consolidated Financial Results and Comparison of the Years Ended December 31, 2012 and 2011
Our revenues for the year ended December 31, 2012 and 2011 were $64.1 million and $62.6 million. Total operating expenses for the same periods were $91.5 million and $66.1 million, respectively. Net loss attributable to our common shareholders was $3.9 million and $2.4 million in 2012 and 2011, respectively. EBITDA was $92.1 million and $66.2 million in 2012 and 2011, respectively. Adjusted EBITDA was $100.2 million and $71.3 million in 2012 and 2011, respectively. The Company achieved a 39% increase in EBITDA and a 41% increase in adjusted EBITDA for the year ended December 31, 2012 as compared to the same period in 2011.
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
Our third party commission revenues was at $5.0 million in 2012 as compared to approximately $5.8 million in 2011. During 2012, we had a decrease in auction sales as compared to 2011. Our auction services business has historically been countercyclical and improvements in general economic conditions caused auction service revenues to decrease.
Related Party Services - These are management and leasing fees as well as commissions earned from our equity partners and relate to assets in which we have an ownership interest.
Our related party management and leasing services generated revenues of $24.5 million in 2012 compared to approximately $14.5 million in 2011. The $10.0 million, or 68%, increase primarily relates to our acquisition of the U.K.-based loan pool in the latter half of 2011, which provided additional asset management fees of $8.4 million in 2012. In addition, as a result of our acquisition activity in the latter half of 2011, and during 2012, we have generated an additional $1.6 million in management and leasing fees.
In 2012, our related party commission revenues were $8.0 million compared to approximately $24.2 million in 2011. Our commission revenues are primarily driven by fees related to the acquisition of the $2.1 billion U.K.-based loan portfolio.

During 2012, we recognized $4.4 million of acquisition fees related to certain debt hurdles achieved in the U.K.-based loan portfolio as compared to $13.3 million in 2011. During 2011, we received $8.3 million of fees related to the $1.5 billion recapitalization of the Bank of Ireland. We did not receive such fees in 2012.
Operating Expenses
Investments Segment Operating Expenses

Operating expenses for the year ended December 31, 2012 increased to $41.3 million compared to $21.7 million for the same period in 2011. The increase is attributable to the following:
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

Our share of depreciation generated at the joint venture level was $22.6 million and $13.9 million for the years ended December 31, 2012 and 2011, respectively. We look at equity in joint venture income plus our share of the joint ventures depreciation to get a better sense of earnings before depreciation and amortization. These amounts were $44.1 million and $26.4 million for the year ended December 31, 2012 and 2011, respectively, representing a 67% increase.
Investments Segment Income from Loan Pool Participations and Notes Receivable
Income from loan pool participations and notes receivable generated income of $9.2 million in 2012 as compared to $8.0 million in 2011. During the year ended December 31, 2012, we accreted $8.0 million of interest income on our U.K.-based loan pool. Additionally, we accreted or recognized $6.1 million of interest income from new loan pools or notes originated or acquired in the Western United States during 2012. These increases were offset by a $4.5 million decrease in accretion income recognized during the same period on a loan pool purchased during 2010 due to an increase in the estimated resolution periods as well as foreclosure on certain underlying real estate collateral. Even with this decrease in accretion we have accreted to date a profit of $4.7 million on this loan pool.
During the year ended December 31, 2011, we accreted $1.4 million of interest income on our U.K.-based loan pool which we acquired in the last quarter of 2011. Additionally we accreted or recognized $5.6 million of interest income from our loan pools in the Western United States.
Non-Operating Items
Acquisition-related gains were $25.5 million for the year ended December 31, 2012 compared to $6.3 million for the same period in 2011. The acquisition-related gains in 2012 were primarily attributable to a change of control and thereby consolidation of KW Property Fund II, LP, a limited partnership that had been previously accounted for using the equity method. As the fair value was in excess of the carrying value of our equity method ownership interest, we recorded an acquisition-related gain in the amount of $22.8 million. The acquisition-related gain in 2011 was primarily attributed to a gain recognized in connection with the assumption of debt of an office portfolio in Oakland, California. Since the fair value of the real estate acquired was greater than the liability assumed, a gain was recorded.
Interest expense associated with corporate debt was $26.1 million in 2012 as compared to $19.0 million in 2011. The increase is primarily attributable to the $250 million senior notes issued in April 2011 and the additional $100 million issued in December 2012 bearing interest at a rate of 8.75% per annum and the $55 million senior notes issued in December 2012 bearing interest at 7.75% per annum.
Interest expense on consolidated properties was $2.5 million in 2012 as compared to $1.6 million in 2011. In addition, we incurred additional interest expense associated with the mortgage loans on the acquisition of three apartment buildings and one office building in the Western United States during 2012.
Benefit from income taxes was $0.2 million in 2012 as compared to $2.0 million in 2011.
We had net income of $2.5 million attributable to a non-controlling interest in 2012 compared to $1.2 million in 2011. During 2012 the net income attributable to non-controlling interest holders was primarily due to a gain from the sale of a multifamily property. During 2011, a majority of the net income attributable to non-controlling interest holders related to entities which were consolidated at that time. As a result of a restructuring in December 2011, these entities were no longer consolidated as of December 31, 2011.
EBITDA and Adjusted EBITDA
We use certain non-GAAP measures to analyze our business, including EBITDA and Adjusted EBITDA. We use these metrics for evaluating the success of our company and believe that they enhance the understanding of our operating results. A reconciliation of net income to EBITDA and Adjusted EBITDA is presented below:
EBITDA and Adjusted EBITDA

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011	2010	2009
Net income (loss)	$13.9	$6.7	$7.5	$6.5	$(9.7)
Add back:
Interest expense - corporate debt	39.9	26.1	19.0	7.0	8.1
Interest expense - property level debt	11.8	2.5	1.6	0.7	5.1
Kennedy Wilson's share of interest expense included in investment in joint ventures and loan pool participations	45.0	29.5	23.5	13.8	10.5
Depreciation and amortization	17.4	4.9	2.7	1.6	1.1
Kennedy Wilson's share of depreciation and amortization included in investment in joint ventures	46.7	22.6	13.9	10.0	7.5
Loss on early extinguishment of corporate debt	—	—	—	4.8	—
Provision for (benefit from) income taxes	2.9	(0.2)	(2.0)	3.7	(4.0)
EBITDA (1)	177.6	92.1	66.2	48.1	18.6
Add back:
Merger related compensation expenses	—	—	—	2.2	16.1
Share based compensation	7.5	8.1	5.1	8.1	2.3
Adjusted EBITDA (2)	$185.1	$100.2	$71.3	$58.4	$37.0
—————
(1) (2)  See definitions in Non-GAAP Measures discussion.
The following summarizes revenue, operating expenses, non-operating expenses, operating income (loss) and net income (loss) and calculates EBITDA and Adjusted EBITDA by our investments, services and corporate operating segments years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Investments
Rental and other income and sale of real estate (3)	$53.1	$10.8	$5.5
Operating expenses	84.7	41.3	21.7
Equity in joint venture income	29.8	21.5	12.5
Interest income from loan pool participations and notes receivable	13.5	9.3	8.0
Operating income	11.7	0.3	4.3
Other non-operating income (expense) and discontinued operations	(3.8)	6.3	2.4
Acquisition related gain	56.6	25.5	6.3
Interest expense - property level debt	(11.8)	(2.5)	(1.6)
Income before (provision for) benefit from income taxes	52.7	29.6	11.4
Non-GAAP adjustments:
Add back:
Interest expense - property level debt	11.8	2.5	1.6
Kennedy Wilson's share of interest expense included in investment in joint ventures and loan pool participation	45.0	29.4	23.5
Depreciation and amortization	15.6	4.4	2.4
Kennedy Wilson's share of depreciation and amortization included in investment in joint ventures	46.7	22.6	13.9
EBITDA(1) and Adjusted EBITDA(2)	$171.8	$88.5	$52.8
—————
(1) (2) See definitions in Non-GAAP Measures discussion.
(3) Consolidated results

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Services
Management and leasing fees and commissions	$68.1	$53.3	$57.1
Operating expenses	42.0	33.3	31.5
Operating income	26.1	20.0	25.6
Income before (provision for) benefit from income taxes	26.1	20.0	25.6
Non-GAAP adjustments:
Add back:
Depreciation and amortization	1.3	0.2	0.1
EBITDA(1) and Adjusted EBTIDA(2)	$27.4	$20.2	$25.7
—————
(1)  (2) See definitions in Non-GAAP Measures discussion.

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Corporate:
Operating expenses	$(22.4)	$(17.0)	$(12.8)
Operating loss	(22.4)	(17.0)	(12.8)
Interest income	0.3	0.2	0.3
Interest expense - corporate debt	(39.9)	(26.1)	(19.0)
(Provision for) benefit from income taxes	(2.9)	0.2	2.0
Net loss	(64.9)	(42.7)	(29.5)
Non-GAAP adjustments:
Add back:
Interest expense - corporate debt	39.9	26.1	19.0
Depreciation and amortization	0.5	0.3	0.2
Provision for (benefit from) income taxes	2.9	(0.2)	(2.0)
EBITDA (1)	(21.6)	(16.5)	(12.3)
Add back:
Share based compensation	7.5	8.1	5.1
Adjusted EBITDA (2)	$(14.1)	$(8.4)	$(7.2)
—————
(1)  (2) See definitions in Non-GAAP Measures discussion.
Liquidity and Capital Resources
Our liquidity and capital resources requirements include acquisitions of real estate and real estate related assets, capital expenditures for consolidated real estate and joint venture investments and working capital needs. We finance these operations with internally generated funds, borrowings under our revolving line of credit and sales of equity and debt securities. Our investments in real estate are typically financed with equity from our balance sheet and mortgage loans secured primarily by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral, subject to limited customary exceptions. In some cases, we guarantee a portion of the loan related to a consolidated property or a joint venture investment, usually until some condition, such as completion of construction or leasing or certain net operating income criteria, has been met. We do not expect these guarantees to materially affect liquidity or capital resources. Please refer to the "Off Balance Sheet Arrangements" section for further information. Historically, we have not required significant capital resources to support our brokerage and property management operations.
We believe that our existing cash and cash equivalents plus capital generated from property management and leasing, brokerage, sales of real estate owned, collections from notes receivable and loan pools, as well as our current revolving line of credit, will provide us with sufficient capital requirements to maintain our current portfolio for at least the next twelve months.
To the extent that we engage in additional strategic investments, including real estate, note portfolios, or acquisitions of other real estate related companies, we may need to obtain third party financing which could include bank financing or the public sale or private placement of debt or equity securities. In addition, in January 2014, the Company completed an offering of 9.2 million shares of its common stock, which raised $190.8 million of net proceeds.

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
Our need to raise funds from time to time to meet our capital requirements will depend on many factors, including the success and pace of the implementation of our strategy for strategic and accretive growth. We regularly monitor capital-raising alternatives to be able to take advantage of other available avenues to support our working capital and investment needs, including strategic partnerships and other alliances, bank borrowings, and the sale of equity or debt securities. We expect to meet the repayment obligations of our senior notes and borrowing under our line of credit from cash generated by our business activities, including the sale of assets and the refinancing of debt.
During the year ended December 31, 2013, the Company generated a book loss of $10.6 million related to operations in the United Kingdom and Ireland. A foreign tax benefit of $2.1 million is included in the consolidated tax provision for income taxes related to the portion of income earned directly by subsidiaries in the United Kingdom and Ireland for the year ended December 31, 2013. U.S. domestic taxes have not been provided for in the consolidated tax provision on amounts earned directly by these subsidiaries since it is the Company's plan to indefinitely invest amounts earned by these subsidiaries in the United Kingdom and Ireland operations. If these subsidiaries' cumulative earnings were repatriated to the United States additional U.S. domestic taxes of $2.5 million would be incurred. Additionally, approximately $38.5 million of our consolidated cash and cash equivalents is held by our subsidiaries in the United Kingdom and Ireland.

Currency Derivative Instruments

Fluctuations in currency exchange rates may affect our financial position and results of operations. We enter into currency forward contracts to manage our exposure to currency fluctuations between our functional currency (the U.S. dollar) and the functional currency (Euros, British Pound Sterling, and Japanese Yen) of certain of our wholly owned subsidiaries and joint venture investments.
For 2013 and 2012, we recorded a gain, net of taxes, of $3.1 million and $5.7 million, respectively, in other comprehensive income as the portion of the currency forward contract used to hedge the currency exposure of certain of our wholly owned subsidiaries qualifies as a net investment hedge under ASC Topic 815.
Cash Flows
The following table summarizes the cash provided by or used in our operating, investing and financing activities for the years ended December 31, 2013 and December 31, 2012:

	Year ended December 31,
(Dollars in millions)	2013	2012
Net cash provided by operating activities	$31.3	$16.7
Net cash used in investing activities	(348.8)	(399.7)
Net cash provided by financing activities	371.4	388.4
Operating

Our cash flows from operating activities are primarily dependent upon the operating distributions from our joint venture investments and loan pool participations, revenues from our services business net of operating expenses, payment of interest expense on the Company's corporate and consolidated property debt, and other general and administrative costs.  Net cash provided by operating activities totaled $31.3 million for the year ended December 31, 2013 as compared to net cash provided by operating activities of $16.7 million for the year ended December 31, 2012.
The increase was mainly due to operating distributions from our joint venture investments and loan pool participations of $67.7 million and the collection of $10.7 million in accounts receivable. The largest collection related to the promote fees associated with the UK Loan Pool, of which the Company collected $23.2 million in 2013. These were offset by the payment of $49.7 million in interest expense on our corporate debt, accrued expenses and other liabilities and prepayment of expenses.
Investing

Our cash flows from investing activities are generally effected by cash used to fund investments in our joint ventures and loan pool participations, property acquisitions and capital expenditures, notes receivable secured by real estate, and investments in marketable securities as well as cash received from dispositions, resolutions and other distributions of these investments. Net cash used in investing activities totaled $348.8 million for the year ended December 31, 2013. We invested $322.7 million of equity in joint ventures of which $265.5 million was for new investments and $57.2 million for contributions to existing joint venture investments to pay off external debt, fund our share of a development project, and for working capital needs. Of the new investments, $216.1 million was for 56 commercial properties in Ireland and the United Kingdom, one multifamily property in Ireland, and a servicing business in Spain. The remaining $49.4 million of new investments was for four commercial properties, two multifamily properties, and three projects all in the Western United States. We invested $168.5 million in the acquisitions of consolidated real estate relating to three multifamily and four commercial properties in the Western United States as well as one commercial property in Ireland. In addition, we invested $96.6 million to fund our equity in new and existing note receivable and loan pool participations.
The cash used in the aforementioned investing activities was offset by $93.9 million in distributions from our loan pools primarily due to loan resolutions and the receipt of $81.5 million in distributions from our joint ventures. The $81.5 million of distributions is comprised of refinancing of property level debt of $52.9 million, $15.6 million from the sale of underlying properties, and $10.8 million from the settlement of several Japanese yen-related hedges. In addition, we received $46.0 million due to the settlement of notes receivable.

Net cash used in investing activities totaled $399.7 million for the year ended December 31, 2012. We invested $119.0 million in the acquisitions of consolidated real estate primarily related to the purchase of the three multifamily properties and one commercial property in the Western United States. We also invested $178.7 million of equity in joint ventures of which $149.5 million was invested in the acquisition of nine income producing multifamily and residential properties and 11 income producing commercial properties located primarily in the Western United States and Ireland. In addition, we invested $257.9 million to fund our equity in loan pool participations and notes receivables. The cash used in the aforementioned investing activities was offset by receipt of $38.7 million in distributions from our joint ventures primarily due to the sale of six multifamily properties (through property sales and sale of equity interest) located in the Western United States. In addition, we received $58.1 million in distributions from our loan pools primarily due to loan resolutions. Lastly, we sold our marketable securities which provided $34.1 million.

Financing

Our net cash related to financing activities is generally impacted by our consolidated corporate and property level borrowings and capital raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests.  Net cash provided by financing activities totaled $371.4 million for the year ended December 31, 2013. This was primarily due to proceeds of $275.9 million received from the issuance of 17.3 million shares of common stock primarily to institutional investors, $112.5 million of proceeds from mortgage loans to finance consolidated property acquisitions, and $15.4 million from the exercise of 2.7 million warrants. This was offset by payments of cash dividends of $24.1 million to our common and preferred shareholders and $5.2 million for the repurchase of Company's common stock and warrants.

Net cash provided by financing activities totaled $388.4 million for the year ended December 31, 2012. This was primarily due to proceeds of $106.2 million received from the issuance of 8.6 million shares of common stock primarily to institutional investors, the issuance of $155.0 million of senior notes which generated $160.3 million in proceeds, $157.7 million of proceeds from mortgage loans to finance consolidated property acquisitions. These were offset by payments of cash dividends of $21.9 million to our common and preferred shareholders and a $4.9 million distribution to noncontrolling interest holders as a result of the sale of a 180-unit apartment building.

Since our common stock became listed on the NYSE in November 2009, cumulative preferred and common dividends declared were $32.6 million and $39.2 million, respectively, and are included as a component of retained earnings in the accompanying consolidated balance sheet and consolidated statement of equity.

Contractual Obligations and Commercial Commitments
At December 31, 2013, our contractual cash obligations, including debt, lines of credit, and operating leases included the following:

	Payments due by period
(Dollars in millions)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations
Borrowings: (1)
Mortgage loans and notes payable(2)	$402.4	$38.7	$94.9	$28.0	$240.8
Senior notes(3)	405.0	—	—	350.0	55.0
Subordinated debt	40.0	—	—	—	40.0
Total borrowings	847.4	38.7	94.9	378.0	335.8
Operating leases	10.1	3.3	3.2	1.4	2.2
Total contractual cash obligations	$857.5	$42.0	$98.1	$379.4	$338.0
—————

(1)
See Notes 10-13 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year-$55.5 million; 1-3 years-$153.8 million; 4-5 years-$79.5 million; After 5 years: $143.6 million. The interest payments on variable rate debt have been calculated at the interest rate in effect as of December 31, 2013.

(2)	Excludes $5.3 million of unamortized debt premiums on mortgage loan payables.

(3)	Excludes $4.0 million of net unamortized debt premium on senior notes.

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

Borrowings Under Line of Credit
In September 2013, Kennedy-Wilson, Inc., a wholly owned subsidiary of Kennedy Wilson, amended its existing unsecured revolving credit facility with U.S. Bank and East-West Bank which increased the total principal amount available to be borrowed by an additional $40.0 million, for an aggregate availability of $140.0 million. The loan bears interest at a rate equal to LIBOR plus 2.75% and the maturity date was extended to October 1, 2016. As of December 31, 2013, the unsecured credit facility was undrawn and $140.0 million was still available.

Senior Notes Payable
In April 2011, Kennedy-Wilson, Inc. issued $200.0 million in aggregate principal amount of its 8.750% Senior Notes due 2019, for approximately $198.6 million, net of discount. An additional $50.0 million in aggregate principal amount of its 8.750% Senior Notes due 2019 was issued in April 2011 for approximately $50.8 million, net of premium. In December 2012, Kennedy-Wilson, Inc. issued an additional $100.0 million aggregate principal amount of these 8.750% senior notes for approximately $105.3 million, net of premium and pre-issuance accrued interest. Collectively, the these notes are referred to as "the 2019 Notes." The terms of the 2019 Notes are governed by an indenture, dated as of April 5, 2011, by and among the issuer, Kennedy-Wilson Holdings, Inc, as parent guarantor; certain subsidiaries of the issuer, as subsidiary guarantors; and Wilmington Trust National Association (as successor to Wilmington Trust FSB), as amended by various subsequent supplemental indentures. The 2019 Notes bear interest at 8.750% per annum. Interest is payable on April 1 and October 1 of each year, until the maturity date of April 1, 2019. The issuer's obligations under the 2019 Notes are fully and unconditionally guaranteed by Kennedy-Wilson Holdings, Inc. and certain subsidiary guarantors. At any time prior to April 1, 2015, the issuer may redeem the 2019 Notes, in whole or in part, at a price equal to 100% of the principal amount, plus an applicable "make-whole" premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2015, the issuer may redeem the 2019 Notes, in whole or in part, at the redemption prices specified in the indenture. Until April 1, 2014, the issuer may choose to redeem the 2019 Notes in an amount not to exceed in aggregate 35% of the original principal amount of the 2019 Notes together with any additional 2019 Notes issued under the indenture with money the issuer or Kennedy-Wilson Holdings, Inc. raises in certain equity offerings. The amount of the 2019 Notes included in the consolidated balance sheets, net of unamortized discount and premium, was $354.0 million at December 31, 2013.
In December 2012, Kennedy-Wilson, Inc. completed a public offering of $55.0 million aggregate principal amount of 7.750% Senior Notes due 2042 (the "2042 Notes"). The 2042 Notes were issued pursuant to an indenture dated as of November 28, 2012, by and among Kennedy-Wilson, Inc., as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantors and Wilmington Trust National Association, as trustee, as amended by various subsequent supplemental indentures. The issuer's obligations under the 2042 Notes are fully and unconditionally guaranteed by Kennedy Wilson and certain subsidiary guarantors. At any time prior to December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. Interest on the 2042 Notes accrues at a rate of 7.750% per annum and is payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. The 2042 Notes will mature on December 1, 2042. The amount of the 2042 Notes included in the accompanying consolidated balance sheets was $55.0 million at December 31, 2013.
Debt Covenants
The junior subordinated debentures, the unsecured credit facility with U.S. Bank, East West Bank and the Bank of Ireland and the indenture governing the 2019 Notes and 2042 Notes contain numerous restrictive covenants that, among other things, limit Kennedy Wilson's and certain of its subsidiaries' ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The unsecured credit facility and junior subordinated debentures also require Kennedy Wilson to maintain a minimum tangible net worth and a specified amount of cash and cash equivalents.

The junior subordinated debentures require Kennedy-Wilson, Inc. to maintain (i) a fixed charge coverage ratio (as defined in the indenture governing the junior subordinated debentures) of not less than 1.75 to 1.00, measured on a four-quarter rolling basis; (ii) a ratio of total debt to net worth (as defined in the indenture) of not greater than 3.00 to 1.00 at any time; (iii) a tangible net worth (as defined in the indenture) not less than the sum of (x) $15.0 million, plus (y) 60% of any net income (but only if a positive number) for each completed fiscal quarter beginning with the fiscal quarter ended March 31, 2007 until such time as our net worth equals or exceeds $75.0 million and then 50% of any net income for each completed fiscal quarter thereafter, plus (z) 50% of all proceeds of equity interests issued by us or our subsidiaries after the date the debentures were issued; and (iv) a net worth (as defined in the indenture) not less than the sum of (x) $40.0 million, plus (y) 60% of any net income (but only if a positive number) for each completed fiscal quarter beginning with the fiscal quarter ended March 31, 2007 until such time as our net worth equals or exceeds $75.0 million and then 50% of any net income for each completed fiscal quarter thereafter, plus (z) 50% of all proceeds of equity interests issued by us or our subsidiaries after the date the debentures were issued.  As of December 31, 2013, Kennedy Wilson's fixed charge coverage ratio was 3.19 to 1.00, its ratio of total debt to net worth was 1.12 to 1.00 and its tangible net worth and net worth were $744.4 million and $768.3 million, respectively, and Kennedy Wilson was in compliance with these covenants.

The revolving loan agreement that governs the unsecured credit facility requires Kennedy Wilson to maintain (i) a minimum rent adjusted fixed charge coverage ratio (as defined in the revolving loan agreement) of not less than 1.50 to 1.00, measured on a four-quarter rolling average basis; (ii) maximum balance sheet leverage (as defined in the revolving loan agreement) of not greater than 1.50 to 1.00, measured at the end of each calendar quarter; (iii) an effective tangible net worth (as defined in the revolving loan agreement) equal to or greater than $250.0 million, measured at the end of each calendar quarter; and (iv) unrestricted cash, cash equivalents and publicly traded marketable securities in the aggregate amount of at least $40.0 million.

As of December 31, 2013, Kennedy Wilson's rent adjusted fixed charge coverage ratio was 2.52 to 1.00, its balance sheet leverage ratio was 0.61 to 1.00, and its effective tangible net worth and its unrestricted cash, cash equivalents and publicly traded marketable securities were $730.3 million and $178.2 million, respectively, and Kennedy-Wilson, Inc. was in compliance with these covenants.

The indentures governing the 2019 Notes and 2042 Notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of December 31, 2013, the balance sheet leverage ratio was 0.58 to 1.00.

Off-Balance Sheet Arrangements
Guarantees
We have provided guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $51.1 million at December 31, 2013. The guarantees expire by the year end of 2017 and our performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sales proceeds of the property. If we were to become obligated to perform on these guarantees, it could have an adverse affect on our financial condition.
As of December 31, 2013, we have a unfulfilled capital commitments totaling $8.0 million to our joint ventures. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to joint ventures in satisfaction of our capital commitment obligations.
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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of December 31, 2013, 86% of our property level debt is fixed rate, 7% is floating rate with interest caps and 7% is floating rate without interest caps.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of December 31, 2013. The expected maturity categories take into consideration actual amortization of principal and do not take into consideration reinvestment of cash. The weighted average interest rate for the various assets and liabilities presented are actual as of December 31, 2013. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
	2014	2015	2016	2017	2018	Thereafter	Total	December 31, 2013
	(Dollars in millions)
Interest rate sensitive assets
Cash equivalents	$178.2	$—	$—	$—	$—	$—	$178.2	$178.2
Average interest rate	0.23%	—%	—%	—%	—%	—%	0.23%	—
Fixed rate receivables	8.7	8.3	3.6	5.8	—	—	26.4	26.4
Average interest rate	9.89%	10.71%	10.28%	2.16%	—%	—%	8.49%	—
Variable rate receivables	30.4	—	—	—	—	—	30.4	30.4
Average interest rate	4.17%	—%	—%	—%	—%	—%	—%	—
Total	$217.3	$8.3	$3.6	$5.8	$—	$—	$235.0	$235.0
Weighted average interest rate	1.67%	10.71%	10.28%	2.16%	—%	—%	1.67%
Interest rate sensitive liabilities
Variable rate borrowings	$35.0	$4.8	$23.0	$29.0	$—	$23.5	$115.3	$116.4
Average interest rate	4.75%	3.75%	2.57%	2.17%	—%	4.35%	3.54%	—
Fixed rate borrowings	—	8.8	14.4	—	18.3	690.6	732.1	767.8
Average interest rate	—%	11.66%	5.91%	—%	4.32%	7.09%	7.06%	—
Total	$35.0	$13.6	$37.4	$29.0	$18.3	$714.1	$847.4	$884.2
Weighted average interest rate	4.75%	8.88%	3.85%	2.17%	4.32%	7.00%	6.58%
Critical Accounting Policies
BASIS OF PRESENTATION—The consolidated financial statements include the accounts of ourselves and voting interest entities which it controls. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, we evaluate our relationships with other entities to identify whether they are variable interest entities ("VIE") as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 810 – Consolidation and to assess whether we are the primary beneficiary of such entities. In determining whether we are the primary beneficiary of a VIE, qualitative and quantitative factors are considered, including, but not limited to: the amount and characteristics of our investments; the obligation or likelihood for us to provide financial support; and our ability to control or significantly influence key decisions for the VIE. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions. As of December 31, 2013, Kennedy Wilson has five VIEs that that are treated as joint venture investments as discussed in the policy below.
Our investments in unconsolidated subsidiaries in which we have the ability to exercise significant influence over operating and financial policies, but do not control, or entities which are VIEs in which we are not the primary beneficiary are accounted for under the equity method. Accordingly, our share of the earnings from these equity-method basis companies are included in our consolidated statements of operations. As of December 31, 2013, we had investments in five unconsolidated subsidiaries which are VIEs in which we are not the primary beneficiary and therefore account for them under the equity method.
REVENUE RECOGNITION—Revenue primarily consists of management fees, performance fees, commission revenue, rental income and sales of real estate.
Management fees are primarily comprised of property management fees and base asset management fees. Property management fees are earned for managing the operations of real estate assets and are generally based on a fixed percentage of the revenues generated from the respective real estate assets. Base asset management fees are earned from limited partners of funds Kennedy Wilson sponsors and are generally based on a fixed percentage of committed capital or net asset value. These fees are recognized as revenue ratably over the period that the respective services are performed.

Performance fees or carried interest are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds and loan pool participations based on the cumulative performance of the fund and loan pools and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, Kennedy Wilson calculates the performance fee that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. Substantially all of the performance fees are recognized in management and leasing fees and substantially all of the carried interest is recognized in equity in joint venture income in our consolidated statements of operations. Total performances fees recognized to date through December 31, 2013 that may be reversed in future periods if there is negative fund performance totaled $6.1 million. Performance fees recognized during the years ended December 31, 2013 ,2012, and 2011 were $17.5 million, $8.6 million and $4.2 million, respectively, and are included in accounts receivable—related parties in the accompanying consolidated balance sheet.
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
Sales of real estate are recognized when title to the real property passes to the buyer and there is no continuing involvement in the real property. Kennedy Wilson follows the requirements for profit recognition as set forth by the Sale of Real Estate ASC Subtopic 360-20.
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
INVESTMENTS IN JOINT VENTURES—The Company has a number of joint venture interests, that were formed to acquire, manage, and/or sell real estate and invest in loan pools and discounted loan portfolios. Investments in joint ventures which the Company does not control are accounted for under the equity method of accounting as the Company can exercise significant influence, but does not have the ability to control the joint venture. An investment in a joint venture is recorded at its initial investment and is increased or decreased by the Company’s share of income or loss, plus additional contributions and less distributions. A decline in the value of an investments in a joint venture that is other than temporary is recognized when evidence indicates that such a decline has occurred in accordance with ASC Subtopic 323-10 Equity Method Investments . As of December 31, 2013, the Company also had investments in five joint venture investments which are VIEs in which the Company is not the primary beneficiary and therefore accounts for them under the equity method as well.
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

DERIVATIVE INSTRUMENTS AND HEDGING—We have joint ventures that hold derivatives to reduce our exposure to foreign currencies. We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. If the derivative qualifies for hedge accounting, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of the stockholders’ equity accounts. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.
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

Recently Issued Accounting Pronouncements
In February 2013, the FASB issued ASC Update No. 2013-02 "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." Update No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. ASC 2013-02 requires an entity to present separately information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income. An entity can present the information on the face of the comprehensive income statement or as a separate disclosure in the notes to the financial statements. This update does not have any effect on Kennedy Wilson's financial statements as Kennedy Wilson has already followed this presentation.

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

We have audited the accompanying consolidated balance sheets of Kennedy-Wilson Holdings, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules III and IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kennedy-Wilson Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kennedy-Wilson Holdings, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
March 3, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Kennedy-Wilson Holdings, Inc.:
We have audited Kennedy-Wilson Holdings Inc.'s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kennedy-Wilson Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Kennedy-Wilson Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kennedy-Wilson Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 3, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Los Angeles, California
March 3, 2014

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in millions, except share and per share amounts)

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$178.2	$120.9
Short term investments	—	10.0
Accounts receivable	5.2	3.6
Accounts receivable—related parties	11.4	22.4
Notes receivable	52.7	136.6
Notes receivable—related parties	4.1	—
Real estate, net of accumulated depreciation of $15.8 and $7.4 at December 31, 2013 and 2012	668.8	289.4
Investments in joint ventures ($81.1 and $68.4 carried at fair value as of December 31, 2013 and 2012)	751.4	543.2
Investments in loan pool participations	34.7	95.6
Other assets	68.4	38.1
Goodwill	23.9	24.0
Total assets	$1,798.8	$1,283.8

Liabilities
Accounts payable	$2.6	$1.8
Accrued expenses and other liabilities	64.3	29.4
Accrued salaries and benefits	32.2	25.0
Deferred tax liability	24.1	22.7
Mortgage loans and notes payable	407.7	236.5
Senior notes payable	409.0	409.6
Junior subordinated debentures	40.0	40.0
Total liabilities	979.9	765.0
Equity
Cumulative preferred stock, $0.0001 par value, 1,000,000 shares authorized, $1,000 per share liquidation preference:
6.00% Series A, 100,000 shares issued and outstanding as of December 31, 2013 and 2012, mandatorily convertible on May 19, 2015	—	—
6.45% Series B, 32,550 shares issued and outstanding as of December 31, 2013 and 2012, respectively, mandatorily convertible on November 3, 2018	—	—
Common stock, $0.0001 par value per share, 125,000,000 shares authorized, 82,592,607 and 64,789,646 shares issued and 82,592,607 and 63,772,598 shares outstanding as of December 31, 2013 and 2012, respectively	—	—
Additional paid-in capital	801.3	512.8
Retained earnings (accumulated deficit)	(42.2)	(5.9)
Accumulated other comprehensive income	9.2	12.6
Shares held in treasury at cost, $0.0001 par value per share, 1,017,048 held as of December 31, 2012	—	(9.8)
Total Kennedy-Wilson Holdings, Inc. shareholders’ equity	768.3	509.7
Noncontrolling interests	50.6	9.1
Total equity	818.9	518.8
Total liabilities and equity	$1,798.8	$1,283.8
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in millions, except share amounts and per share data)

	Year ended December 31,
	2013	2012	2011
Revenue
Management and leasing fees	$18.1	$15.8	$12.6
Management and leasing fees—related party	36.0	24.5	14.5
Commissions	4.0	5.0	5.8
Commissions—related party	10.0	8.0	24.2
Rental and other income	43.0	8.5	5.1
Sale of real estate	10.1	2.3	0.4
Total revenue	121.2	64.1	62.6
Operating expenses
Commission and marketing expenses	3.6	4.6	4.0
Rental operating expense	18.9	4.5	3.3
Cost of real estate sold	7.9	2.2	0.4
Compensation and related expenses	76.7	55.8	41.1
General and administrative	24.6	19.5	14.5
Depreciation and amortization	17.4	4.9	2.8
Total operating expenses	149.1	91.5	66.1
Equity in joint venture income	29.8	21.5	12.5
Interest income from loan pool participations and notes receivable	13.5	9.2	8.0
Operating income	15.4	3.3	17.0
Non-operating income (expense)
Interest income	0.3	0.1	0.4
Interest income—related party	0.3	2.8	2.0
Acquisition related gains	56.6	25.5	6.3
Gain on sale of marketable securities	—	4.3	—
Acquisition-related expenses	(1.6)	(0.7)	—
Interest expense - corporate debt	(39.9)	(26.1)	(19.0)
Interest expense - property level debt	(11.8)	(2.5)	(1.6)
Realized foreign currency exchange loss	(2.8)	—	—
Income from continuing operations before benefit from (provision for) income taxes	16.5	6.7	5.1
(Provision for) benefit from income taxes	(2.9)	0.2	2.0
Income from continuing operations	13.6	6.9	7.1
Discontinued Operations
Loss from discontinued operations, net of income taxes	(0.3)	—	—
Gain (loss) from sale of real estate, net of income taxes	0.6	(0.2)	0.4
Net income	13.9	6.7	7.5
Net (income) attributable to the noncontrolling interests	(20.3)	(2.5)	(1.2)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc.	(6.4)	4.2	6.3
Preferred stock dividends and accretion of issuance costs	(8.1)	(8.1)	(8.7)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(14.5)	$(3.9)	$(2.4)
Basic and diluted income (loss) per share attributable to Kennedy-Wilson Holdings, Inc. common shareholders
Continuing operations	$(0.21)	$(0.07)	$(0.06)
Discontinued operations, net of income taxes	—	—	0.01
Earnings per share - basic and diluted (a)	$(0.21)	$(0.07)	$(0.05)
Weighted average shares outstanding for basic and diluted (loss) income per share	71.159919	55.285833	42.41577
Dividends declared per common share	$0.28	$0.20	$0.11
—————
(a)  EPS amounts may not add due to rounding.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in millions)

	Year ended December 31,
	2013	2012	2011

Net income	$13.9	$6.7	$7.5
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	—	3.3	(3.2)
Unrealized foreign currency translation (loss) gain	(9.3)	(1.5)	1.5
Amounts reclassified from accumulated comprehensive income	2.8	—	—
Unrealized forward contract foreign currency gain (loss)	3.1	5.7	(2.3)
Total other comprehensive (loss) income for the period	(3.4)	7.5	(4.0)

Comprehensive income	10.5	14.2	3.5
Comprehensive income attributable to noncontrolling interests	(20.3)	(2.6)	(1.1)
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(9.8)	$11.6	$2.4

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Equity
(Dollars in millions, except share amounts)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Stock	Interests	Total
Balance, January 1, 2011	132,550	$—	40,179,906	$—	$284.7	$17.8	$9.0	$(11.3)	$12.7	$312.9
Issuance of 11,700,000 shares of common stock	—	—	11,700,000	—	123.7	—	—	—	—	123.7
Repurchase of 51,958 common shares	—	—	(51,958)	—	—	—	—	(0.5)	—	(0.5)
Repurchase of 3,371,804 warrants	—	—	—	—	(6.1)	—	—	—	—	(6.1)
Stock compensation expense	—	—	—	—	5.0	—	—	—	—	5.0
Shares forfeited, net of 3,000 shares of common stock issued under the 2009 Equity Participation Plan	—	—	(1,950)	—	—	—	—	—	—	—
Other comprehensive income:
Foreign currency translation gain, net of tax of $0.9	—	—	—	—	—	—	1.5	—	—	1.5
Forward foreign currency loss, net of tax of $1.5	—	—	—	—	—	—	(2.3)	—	—	(2.3)
Unrealized holding losses on available for sale securities, net of tax of $2.1	—	—	—	—	—	—	(3.2)	—	—	(3.2)
Preferred stock dividends	—	—	—	—	—	(8.7)	—	—	—	(8.7)
Common stock dividends	—	—	—	—	—	(5.7)	—	—	—	(5.7)
Accretion of preferred stock issuance costs	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	6.3	—	—	1.2	7.5
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	4.4	4.4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(5.1)	(5.1)
Distribution of marketable securities to noncontrolling interests	—	—	—	—	—	—	—	—	(2.8)	(2.8)
Effective restructuring on noncontrolling interests	—	—	—	—	—	—	—	—	(7.0)	(7.0)
Balance, December 31, 2011	132,550	—	51,825,998	—	407.3	9.7	5.0	(11.8)	3.4	413.6
Repurchase of 3,400 common shares	—	—	(3,400)	—	—	—	—	—	—	—
Repurchase of 612,900 warrants	—	—	—	—	(1.6)	—	—	—	—	(1.6)
Issuance of 8,625,000 shares of common stock	—	—	8,625,000	—	106.3	—	—	—	—	106.3
Common stock issued under Amended and Restated 2009 Equity Participation Plan	—	—	3,175,000	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	3.5	—	—	—	—	3.5
Other comprehensive income (loss):
Unrealized gain on marketable securities, net of tax of $2.3	—	—	—	—	—	—	3.3	—	—	3.3
Unrealized foreign currency translation loss, net of tax of $1.3	—	—	—	—	—	—	(1.4)	—	—	(1.4)
Unrealized forward contract foreign currency gain, net of tax of $3.7	—	—	—	—	—	—	5.7	—	—	5.7
Preferred stock dividends	—	—	—	—	—	(8.1)	—	—	—	(8.1)
Common stock dividends	—	—	—	—	—	(11.7)	—	—	—	(11.7)
Accretion of preferred stock issuance costs	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	4.2	—	—	2.5	6.7
Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Equity (continued)
(Dollars in millions, except share amounts)

						Retained	Accumulated
					Additional	Earnings	Other
	Preferred Stock		Common Stock		Paid-in	(Accumulated	Comprehensive	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Stock	Interests	Total
Acquisition of noncontroling interests	—	—	150,000	—	(2.7)	—	—	2.0	0.1	(0.6)
Consolidation of Fund II	—	—	—	—	—	—	—	—	7.6	7.6
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	0.4	0.4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4.9)	(4.9)
Balance, December 31, 2012	132,550	—	63,772,598	—	512.8	(5.9)	12.6	(9.8)	9.1	518.8
Exercise of warrants into common shares	—	—	1,771,862	—	15.4	—	—	—	—	15.4
Repurchase of 427,332 warrants	—	—	—	—	(1.4)	—	—	—	—	(1.4)
Issuance of 17,250,000 shares of common stock	—	—	17,250,000	—	275.9	—	—	—	—	275.9
Retirement of common shares held in treasury	—	—	—	—	(9.8)	—	—	9.8	—	—
Issuance of 136,600 shares of common stock under amended and restated equity participation plan net of 146,638 shares forfeited	—	—	(10,038)	—	—	—	—	—	—	—
Shares retired due to RSG Vesting	—	—	(191,815)	—	(3.8)	—	—	—	—	(3.8)
Stock compensation expense	—	—	—	—	7.5	—	—	—	—	7.5
RSG plan modification	—	—	—	—	4.7	—	—	—	—	4.7
Other comprehensive income (loss):
Unrealized foreign currency translation loss, net of tax of $4.4	—	—	—	—	—	—	(6.5)	—	—	(6.5)
Unrealized forward contract foreign currency gain, net of tax of $2.1	—	—	—	—	—	—	3.1	—	—	3.1
Preferred stock dividends	—	—	—	—	—	(8.1)	—	—	—	(8.1)
Common stock dividends	—	—	—	—	—	(21.8)	—	—	—	(21.8)
Accretion of preferred stock issuance costs	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	(6.4)	—	—	20.3	13.9
Consolidation of noncontrolling interests (Note 4)	—	—	—	—	—	—	—	—	20.3	20.3
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	1.4	1.4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Balance, December 31, 2013	132,550	$—	82,592,607	$—	$801.3	$(42.2)	$9.2	$—	$50.6	$818.9

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$13.9	$6.7	$7.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net (gain) loss from sale of real estate	(2.7)	0.2	(0.4)
Acquisition related gain	(56.6)	(25.5)	(6.3)
Gain on sale of marketable securities	—	(4.3)	—
Depreciation and amortization	17.4	4.9	2.8
Provision for (benefit from) deferred income taxes	2.7	(0.5)	(4.7)
Amortization of deferred loan costs	2.2	1.2	0.8
Amortization of discount and accretion of premium on issuance of the senior notes payable	(1.2)	0.1	—
Equity in joint venture income	(29.8)	(21.5)	(12.5)
Accretion of interest income on loan pool participations and notes receivable	(12.4)	(8.1)	(6.7)
Stock compensation expense	7.5	8.1	5.1
Change in assets and liabilities:
Accounts receivable	(0.2)	(0.9)	(1.0)
Accounts receivable—related party	10.9	(6.8)	(9.0)
Operating distributions from joint ventures	56.1	40.4	13.0
Operating distributions from loan pool participation	11.6	18.6	2.4
Other assets	(1.4)	(3.1)	(3.8)
Accounts payable	0.2	—	0.2
Accrued expenses and other liabilities	1.2	1.4	12.1
Accrued salaries and benefits	11.9	5.8	3.9
Net cash provided by operating activities	31.3	16.7	3.4
Cash flows from investing activities:
Additions to notes receivable	(51.0)	(167.9)	(6.1)
Settlements of notes receivable	39.4	7.1	3.6
Additions to notes receivable—related party	(10.7)	(17.1)	(35.3)
Settlements of notes receivable—related party	6.6	9.1	4.9
Sale of participation interests	3.8	—	—
Sale of participation interests—related party	2.8	—	—
Capitalized development costs	(1.4)	—	—
Non refundable escrow deposits	(4.0)	—	—
Net proceeds from sale of real estate	10.1	18.7	7.1
Purchases of and additions to real estate	(168.5)	(119.0)	(2.7)
Investment in marketable securities	(3.7)	—	(32.8)
Short-term investments	10.0	(10.0)	—
Proceeds from sale of marketable securities	—	34.1	—
Investing distributions from joint ventures	81.5	38.7	23.3
Contributions to joint ventures	(322.7)	(178.6)	(105.4)
Investing distributions from loan pool participation	93.9	58.1	66.4
Contributions to loan pool participation	(34.9)	(72.9)	(130.5)
Net cash used in investing activities	(348.8)	(399.7)	(207.5)
Cash flow from financing activities:
Borrowings under senior notes payable	—	160.3	249.3
Repayment of notes payable	—	—	(24.8)
Borrowings under lines of credit	125.0	85.8	74.0
Repayment of lines of credit	(125.0)	(85.8)	(101.8)
Borrowings under mortgage loans payable	112.5	157.7	17.1
Repayment of mortgage loans payable	(1.7)	—	(37.6)
Debt issue costs	(2.2)	(7.3)	(7.7)
Issuance of common stock	275.9	106.2	123.1
Repurchase of common stock	(3.8)	—	(0.5)
Repurchase of warrants	(1.4)	(1.6)	(6.1)
Exercise of warrants	15.4	—	—
Dividends paid	(24.1)	(21.9)	(11.7)
Acquisition of noncontrolling interests	—	(0.5)	—
Contributions from noncontrolling interests	1.4	0.4	4.4
Distributions to noncontrolling interests	(0.6)	(4.9)	(5.1)
Net cash provided by financing activities	371.4	388.4	272.6
Effect of currency exchange rate changes on cash and cash equivalents	3.4	(0.4)	0.5
Net change in cash and cash equivalents	57.3	5.0	69.0
Cash and cash equivalents, beginning of year	120.9	115.9	46.9
Cash and cash equivalents, end of year	$178.2	$120.9	$115.9

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Dollars in millions)

	Year ended December 31,
	2013	2012	2011
Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on marketable securities, net of tax	$—	$3.3	$(3.2)
Acquisitions of property by assumption of mortgage loan and note payable	—	33.8	—
Sale of condo unit with seller back financing	—	1.2	—
Acquisition of properties in lieu of settlement of notes receivable and interest receivable	—	36.9	—
During the first quarter of 2013, the Company acquired the interest of some of its existing partners in a 615-unit apartment building in Northern California, increasing its ownership from 15% to 94% and obtaining control of the property. In addition, the Company consolidated three retail centers in the Western U.S. (third quarter of 2013) and the Ritz Carlton, Lake Tahoe (fourth quarter of 2013) which the Company had previously accounted for using the equity method. The Company and its equity partners amended the existing operating agreements governing these investments which allowed the Company to gain control of these operating properties. As a result of obtaining control, the Company was required to consolidate the assets and liabilities of these properties at fair value in accordance with Business Combinations guidance as described in note 4.

During 2013, the Company sold a 50% interest in an entity that held a note receivable secured by a shopping center and 107 residential units in the United Kingdom to an institutional investor. As a result of the sale and loss of control, $96.0 million in notes receivable and $78.7 million in mortgage loans were deconsolidated as described in note 3.

In November 2012, due to a change of control, Kennedy Wilson began to consolidate KW Property Fund II, LP, a limited partnership that had been previously accounted for using the equity method. As a result of obtaining control of this entity, Kennedy Wilson applied Business Combinations guidance and assumed assets and liabilities as described in note 4.

During 2011, as a result of the acquisition of a 100% interest in an approximate 200,000 square foot office portfolio, real estate increased by $17.7 million and mortgage loans payable increased by $16.0 million.

During 2011, as a result of the sale of a controlling interest in a piece of land in Kent, Washington, real estate decreased $0.7 million.

During 2011, as a result of the Company's foreclosure of five assets in its consolidated loan portfolio, notes receivable decreased by $15.9 million and real estate increased by $15.9 million.

During 2011, Kennedy Wilson issued 4,400,000 shares of its common stock to an institutional investor for $10.70 per share when the market value was $12.20. In addition, as a result of its contractual rights, the preferred shareholder also acquired 400,000 shares for $10.70 per share, representing a $0.6 million discount. Because the discount was the result of the preferred shareholder's contractual rights, it is reflected as a non-cash preferred dividend.

In December 2011, Kennedy Wilson declared dividends on its common stock totaling $2.1 million. The dividends were paid subsequent to December 31, 2011.

During 2011, Kennedy Wilson deconsolidated a balance of $7.0 million of non-controlling interest.

During 2011, Kennedy Wilson distributed $2.8 million of the Bank of Ireland stock to a noncontrolling entity comprised of Kennedy Wilson executives.

During 2011, the Company foreclosed on two condominiums reducing notes receivable by $1.4 million and increasing real estate by $1.4 million.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Dollars in millions)

Supplemental cash flow information:
	Year ended December 31,
	2013	2012	2011
Cash paid during the year for:
Interest(1)	$49.7	$28.7	$17.0
Income taxes	2.3	0.1	—
(1) Cash paid for interest includes capitalized interest of $0.8 million, $2.3 million, and $2.7 million for the years ended December 31, 2013, 2012, and 2011.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
NOTE 1—ORGANIZATION
Kennedy-Wilson Holdings, Inc. (“Kennedy Wilson” or “KWH”), a Delaware corporation, and its subsidiaries (collectively the "Company"), acquires, renovates and resells commercial and residential real estate, and invests in loan pools and discounted loan portfolios.
    The Company also provides various commercial and residential real estate services including property management, asset management, brokerage, research and marketing in the United States, the United Kingdom, Ireland, Spain and Japan primarily to financial institutions, institutional investors, insurance companies, developers, builders and government agencies.

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION—The consolidated financial statements include the accounts of Kennedy Wilson and voting interest entities which it controls. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, Kennedy Wilson evaluates its relationships with other entities to identify whether they are variable interest entities ("VIE") as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 810 – Consolidation and to assess whether it is the primary beneficiary of such entities. In determining whether Kennedy Wilson is the primary beneficiary of a VIE, qualitative and quantitative factors are considered, including, but not limited to: the amount and characteristics of Kennedy Wilson's investment; the obligation or likelihood for Kennedy Wilson to provide financial support; Kennedy Wilson's ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of Kennedy Wilson. Significant judgments related to these determinations include estimates about the future fair values and performance of real estate held by these VIEs and general market conditions. As of December 31, 2013, Kennedy Wilson has five VIEs that that are treated as joint venture investments as discussed in the policy below.
USE OF ESTIMATES—The preparation of the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosure about contingent assets and liabilities, and reported amounts of revenues and expenses. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates will be reflected in the financial statements in future periods.
REVENUE RECOGNITION—Revenue consists of management and leasing fees (including performance fees), commissions, rental income and sales of real estate.
Management fees are primarily comprised of property management fees and base asset management fees. Property management fees are earned for managing the operations of real estate assets and are generally based on a fixed percentage of the revenues generated from the respective real estate assets. Base asset management fees are earned from limited partners of funds, co-investments, or separate accounts and are generally based on a fixed percentage of committed capital or net asset value. These fees are recognized as revenue ratably over the period that the respective services are performed.
Performance fees or carried interest are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds and loan pool participations based on the cumulative performance of the fund and loan pools and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, Kennedy Wilson calculates the performance fee that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. Substantially all of the performance fees are recognized in management and leasing fees and substantially all of the carried interest is recognized in equity in joint venture income in our consolidated statements of operations. Total performances fees recognized to date through December 31, 2013 that may be reversed in future periods if there is negative fund performance totaled $6.1 million. Performance fees recognized during the years ended December 31, 2013, 2012, and 2011 were $17.5 million, $8.6 million and $4.2 million and are included in accounts receivable—related parties in the accompanying consolidated balance sheet. The Company collected $23.2 million of carried interest during 2013 from its investment in the U.K. loan pool.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

Commissions primarily consist of acquisition fees, auction and real estate sales commissions, leasing commissions, and consulting fees. Acquisition fees are earned for identifying and closing investments on behalf of investors and are based on a fixed percentage of the acquisition price. Acquisition fees are recognized upon the successful completion of an acquisition after all required services have been performed. In the case of auction and real estate sales commissions, the revenue is generally recognized when escrow closes. In accordance with the guidelines established for Reporting Revenue Gross as a Principal versus Net as an Agent in the ASC Subtopic 605-45, Kennedy Wilson records commission revenues and expenses on a gross basis. Of the criteria listed in the Subtopic 605-45, Kennedy Wilson is the primary obligor in the transaction, does not have inventory risk, performs all or part of the service, has credit risk, and has wide latitude in establishing the price of services rendered and discretion in selection of agents and determination of service specifications. Leasing fees that are payable upon tenant occupancy, payment of rent or other events beyond Kennedy Wilson's control are recognized upon the occurrence of such events.
Rental income from operating leases is generally recognized on a straight-line basis over the terms of the leases.
Sales of real estate are recognized when title to the real property passes to the buyer and there is no continuing involvement in the real property. Kennedy Wilson follows the requirements for profit recognition as set forth by the Sale of Real Estate ASC Subtopic 360-20.
REAL ESTATE ACQUISITIONS—The purchase price of acquired properties is recorded to land, buildings and building improvements and intangible lease value (value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values in accordance with Business Combinations ASC Subtopics 805-10. Acquisition-related costs are expensed as incurred.
The valuations of real estate are based on management estimates of the real estate assets using income and market approaches. The indebtedness securing the real estate are valued, in part, based on third party valuations and management estimates also using an income approach.
INVESTMENTS IN JOINT VENTURES—The Company has a number of joint venture interests that were formed to acquire, manage, and/or sell real estate and invest in loan pools and discounted loan portfolios. Investments in joint ventures are accounted for under the equity method of accounting as the Company can exercise significant influence, but does not have the ability to control the joint venture. An investment in a joint venture is recorded at its initial investment and is increased or decreased by the Company’s share of income or loss, plus additional contributions and less distributions. A decline in the value of an investments in a joint venture that is other than temporary is recognized when evidence indicates that such a decline has occurred in accordance with Equity Method Investments ASC Subtopic 323-10. As of December 31, 2013, the Company also had investments in five joint venture investments which are VIEs in which the Company is not the primary beneficiary and therefore accounts for them under the equity method as well.
Profits on the sale of real estate held by joint ventures in which the Company has continuing involvement are deferred until such time that the continuing involvement has been concluded and all the risks and rewards of ownership have passed to the buyer. Profit on sales to joint ventures in which the Company retains an equity ownership interest results in partial sales treatment in accordance with Sale of Real Estate ASC Subtopic 360-20, thus deferring a portion of the gain as a result of the Company’s continuing ownership percentage in the joint ventures.
The Company has three investments in joint ventures, KW Property Fund III, L.P. ("KW Fund III"), Kennedy Wilson Real Estate Fund IV, L.P. ("Fund IV") and SG KW Venture I, LLC (collectively the "Funds") that are investment companies under the Investment Companies ASC Subtopic 946-10. Thus, the Funds reflect their investments at fair value, with unrealized gains and losses resulting from changes in fair value reflected in their earnings. Kennedy Wilson has retained the specialized accounting for the Funds pursuant to Retention of Specialized Accounting for Investments in Consolidation ASC Subtopic 810-10 in recording its equity in joint venture income from the Funds.
Additionally, Kennedy Wilson elected the fair value option for two investments in joint venture entities that were acquired during 2008. Kennedy Wilson elected to record these investments at fair value to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations.
DISTRIBUTIONS FROM INVESTMENTS IN JOINT VENTURES—During the quarter ended March 31, 2013, the Company changed its method of accounting for determining the allocation of cash flows received from unconsolidated real estate joint ventures on its consolidated statement of cash flows from the "cumulative earnings" method to the "look-through" method, both of which are acceptable methods under GAAP.  Under the "look-through" approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

dividend or distribution of the proceeds from the joint venture's sale of assets), in which case it is reported as an investing activity.  The newly adopted method is preferable because it enables the Company to look to the nature and source of the distribution received and classify it appropriately between operating and investing activities on the statement of cash flows based upon the source, which allows the Company to present financial statements more consistent with accounting principles of consolidation.  The effects of the change upon the years ended December 31, 2012 and 2011 are shown in the table below.

	Years Ended December 31,
	2012		2011
	Cumulative earnings method	Look-through method	Cumulative earnings method	Look-through method
(Dollars in millions)
Operating Cash Flows:
Operating distributions from joint ventures	$30.4	$40.4	$3.6	$13.0
Net cash provided by (used in) operating activities	6.8	16.7	(6.0)	3.4

Investing Cash Flows:
Investing distributions from joint ventures	48.7	38.7	32.7	23.3
Net cash used in investing activities	(389.7)	(399.7)	(198.1)	(207.5)
INVESTMENTS IN LOAN POOL PARTICIPATIONS AND NOTES RECEIVABLE—Interest income from investments in loan pool participations and notes receivable are recognized on a level yield basis under the provisions of Loans and Debt Securities Acquired with Deteriorated Credit Quality ASC Subtopic 310-30, where a level yield model is utilized to determine a yield rate which, based upon projected future cash flows, accretes interest income over the estimated holding period. In the event that the present value of those future cash flows is less than net book value, a loss would be immediately recorded. When the future cash flows of a note cannot be reasonably estimated, cash payments are applied to the cost basis of the note until it is fully recovered before any interest income is recognized. Interest income from investments in notes receivable acquired at a discount are recognized using the effective interest method. Interest income from investments in notes receivable which the Company originates are recognized at the stated interest rate. When a loan or loans are acquired with deteriorated credit quality primarily for the rewards of collateral ownership, such loans are accounted for as loans until the Company is in possession of the collateral. However, accrual of income is not recorded during the conversion period under ASC Subtopic 310-30-25.
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
GOODWILL—Goodwill results from the difference between the purchase price and the fair value of net assets acquired based upon the purchase method of accounting for business combinations. In accordance with Accounting for Goodwill ASC Subtopic 350-20, goodwill is reviewed for impairment on an annual basis. In testing for impairment, goodwill is assigned to the reporting unit based upon the amount of goodwill generated at the time of acquisition of the businesses by the reporting unit. The Company first performs a qualitative assessment annually at each reporting unit that has goodwill to determine if facts and circumstances indicate that goodwill is more likely than not impaired. If the qualitative assessment indicates that goodwill of a reporting unit is not more likely than not impaired, we do not perform a quantitative impairment test for the reporting unit. If the qualitative assessment indicates that goodwill of a reporting unit is more likely than not impaired, we perform the first step, or step 1, of the quantitative goodwill impairment test. The Company performs its annual review of impairment at year end and when a triggering event occurs between annual year end reviews. As a result of the evaluation performed as described above, Kennedy Wilson has determined that there was no impairment of goodwill as of December 31, 2013, 2012 and 2011.
CASH AND CASH EQUIVALENTS—Cash and cash equivalents consist of cash and all highly liquid investments purchased with maturities of three months or less. Cash and cash equivalents are invested in institutions insured by government

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

agencies. Certain accounts contain balances in excess of the insured limits. Kennedy Wilson's operations and financial position are affected by fluctuations in currency exchange rates between the Japanese yen, euro, and British pound sterling against the U.S. Dollar.
SHORT TERM INVESTMENTS—Short term investments, which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value.
LONG-LIVED ASSETS—Kennedy Wilson reviews its long-lived assets (excluding goodwill) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Impairment of Long-Lived Assets ASC Subtopic 360-10. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are presented separately in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of the assets to be disposed of are classified as held for sale and would be presented separately in the appropriate asset and liability sections of the balance sheet.
ACCOUNTS RECEIVABLE—Accounts receivable are recorded at the contractual amount as determined by the underlying agreements and do not bear interest. An allowance for doubtful accounts is provided when the Company determines there are probable credit losses in the Company’s existing accounts receivable and is determined based on historical experience. The Company reviews its accounts receivable for probable credit losses on a quarterly basis. As of December 31, 2013, the Company had an immaterial allowance for doubtful accounts and during the years ended December 31, 2013, 2012 and 2011 had recorded no provision for doubtful accounts.
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

NONCONTROLLING INTERESTS—Noncontrolling interests are reported within equity as a separate component of Kennedy Wilson's equity in accordance with Noncontrolling Interests in Consolidated Financial Statements ASC Subtopic 810-10. Revenues, expenses, gains, losses, net income or loss, and other comprehensive income are reported in the consolidated statements of operations at the consolidated amounts and net income and comprehensive income attributable to noncontrolling interests are separately stated.
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES—The Company has joint ventures that hold derivatives to reduce their exposure to foreign currencies. All derivative instruments are recognized as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated in hedging relationships, changes in fair value of cash flow hedges or net investment hedges are recognized in accumulated other comprehensive income, to the extent the derivative is effective at offsetting the changes in the item being hedged until the hedged item affects earnings. Changes in fair value for fair value hedges are recognized in earnings.
GUARANTEES—The Company has certain guarantees associated with loans secured by consolidated assets and assets held in various joint venture investments. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees was $51.1 million and $55.5 million at December 31, 2013 and 2012, respectively. The guarantees expire through 2017 and the Company’s performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sales proceeds of the asset. Based upon Kennedy Wilson’s evaluation of guarantees under Estimated Fair Value of Guarantees ASC Subtopic 460-10, the estimated fair value of guarantees made as of December 31, 2013 and 2012 is immaterial.
CONCENTRATION OF CREDIT RISK—Financial instruments that subject Kennedy Wilson to credit risk consist primarily of accounts and notes receivable and cash equivalents. Credit risk is generally diversified due to the large number of entities composing Kennedy Wilson’s customer base and their geographic dispersion throughout the United States, the United Kingdom, Ireland, Spain and Japan. Kennedy Wilson performs ongoing credit evaluations of its customers and debtors.
EARNINGS PER SHARE—Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed based upon the weighted

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

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

INCOME TAXES—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In accordance with Accounting for Uncertainty in Income Taxes ASC Subtopic 740-10, Kennedy Wilson recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
Kennedy Wilson records interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses.
RECENT ACCOUNTING PRONOUNCEMENTS—In February 2013, the FASB issued ASC Update No. 2013-02 "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." Update No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. ASC 2013-02 requires an entity to present separately information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income. An entity can present the information on the face of the comprehensive income statement or as a separate disclosure in the notes to the financial statements. This update does not have any effect on Kennedy Wilson's financial statements as Kennedy Wilson has already followed this presentation.
RECLASSIFICATIONS—Certain balances included in prior years' financial statements have been reclassified to conform with the current year's presentation.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

NOTE 3—NOTES RECEIVABLE
The following table summarizes the Company's investment in notes receivable at December 31, 2013 and 2012:

	December 31,
(Dollars in millions)	2013	2012
Notes receivable	$52.7	$136.6
Notes receivable — related parties	4.1	—
Notes receivable and notes receivable — related parties(1)	$56.8	$136.6

(1) The notes receivable have a weighted average stated interest rate of 6.18% and 5.65% at December 31, 2013 and 2012 and maturity dates ranging from June 2014 to February 2017. Effective interest rates are higher as certain notes receivable were acquired at a discount.

During the year ended December 31, 2013, the Company sold a 50% interest in an entity that held a note receivable of $122.8 million secured by a shopping center and 107 residential units in the United Kingdom to an institutional investor. As a result of the sale and loss of control, Kennedy Wilson deconsolidated the investment and is accounting for it as an equity method investment.

Interest Income from Notes Receivable
The Company recognized interest income on notes receivable of $1.6 million, $2.8 million, and $2.3 million during the years ended December 31, 2013, 2012, and 2011.

NOTE 4—REAL ESTATE
The following table summarizes the Company's investment in consolidated real estate properties at December 31, 2013 and 2012:

	December 31,
(Dollars in millions)	2013	2012
Land	$187.8	$99.5
Buildings	484.1	193.3
Building improvements	12.7	4.0
	684.6	296.8
Less accumulated depreciation	(15.8)	(7.4)
Real estate, net	$668.8	$289.4

Real property, including land, buildings, and building improvements, are included in real estate and are generally stated at cost.  Buildings and building improvements are depreciated on the straight-line method over their estimated lives not to exceed 40 years.

Depreciation expense on buildings and building improvements for the years ended December 31, 2013, 2012 and 2011 was $8.4 million, $2.0 million and $1.4 million.

Consolidated Acquisitions

The purchase price of acquired properties is recorded to land, buildings and building improvements and intangible lease value (value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values. The purchase price approximates the fair value of the properties as these acquisition are via a listed transaction with other competitive bidders participating. Acquisition-related costs are expensed as incurred.

During the year ended December 31, 2013, the company acquired the following properties:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

(Dollars in millions)
Date acquired	Type	Location	Purchase price	Land	Building	Intangible assets	Mortgage loans	Cash paid
04/29/2013	Multifamily	Western U.S.	$61.8	$18.4	$43.0	$0.3	$49.7	$12.1
06/27/2013	Commercial	Western U.S.	29.7	11.2	18.5	—	18.7	11.0
09/16/2013	Retail	Western U.S.	5.8	1.3	4.2	0.3	4.0	1.8
10/01/2013	Retail	Western U.S.	10.9	2.7	6.7	1.5	7.3	3.6
10/01/2013	Retail	Western U.S.	11.5	3.5	7.4	0.7	8.0	3.5
12/04/2013	Commercial	Ireland	1.2	0.7	0.5	—	—	1.2
12/16/2013	Multifamily	Western U.S.	29.8	3.8	25.8	0.2	22.4	7.4
			$150.7	$41.6	$106.1	$3.0	$110.1	$40.6

During the year ended December 31, 2012, the company acquired the following properties:

(Dollars in millions)
Date acquired	Type	Location	Purchase price	Land	Building	Intangible assets	Mortgage loans	Cash paid
10/30/2012	Multifamily	Western U.S.	$31.0	$12.4	$18.4	$0.2	$23.5	$7.5
11/15/2012	Commercial	Western U.S.	47.4	8.8	31.4	7.2	29.0	18.4
11/20/2012	Multifamily(1)	Western U.S.	44.4	2.6	41.4	0.4	26.0	18.4
11/27/2012	Multifamily	Western U.S.	43.5	8.6	34.5	0.3	31.6	11.9
			$166.3	$32.4	$125.7	$8.1	$110.1	$56.2
————————————————————
(1) The fair value of this multifamily property was in excess of the purchase price because this acquisition was an off-market transaction, and therefore we recognized a gain of approximately $2.6 million in the accompanying consolidated statements of operations for the year ended December 31, 2012.

Joint Venture Consolidations

During the year ended December 31, 2013 and December 31, 2012, the Company amended the existing operating agreements governing certain of its investments with its equity partners thereby allowing the Company to gain control of these operating properties. As a result of obtaining control, the Company was required to consolidate the assets and liabilities of these properties at fair value in accordance with Business Combinations guidance. As the fair value of the property was in excess of the carrying value of its ownership interest, an acquisition-related gain was recorded in the accompanying consolidated statement of operations for the years ended December 31, 2013 and December 31, 2012. See Note 7 - Fair Value Measurements for further detail of the methodology used to determine the fair value of the assets and liabilities acquired in these transactions.

During the first quarter of 2013, the Company acquired the interest of some of its existing partners in a 615-unit apartment building in Northern California, increasing its ownership from 15% to 94%.  The original 15% interest had a book value of $0 due to prior distributions. Cash consideration of $15.7 million was paid by the Company to increase its ownership in the property to 94% and resulted in the Company obtaining control. The Company recorded an acquisition-related gain as the fair value was in excess of the carrying value of its ownership interest. As this transaction was between willing third party participants, the purchase price was an approximation of fair value.

In addition, by amending the existing operating agreements governing three retail centers in the Western U.S. (third quarter of 2013) and the Ritz Carlton, Lake Tahoe (fourth quarter of 2013) which the Company had previously accounted for using the equity method, the Company gained control of these properties and consolidated the properties at fair value. The following table summarizes the assets and liabilities assumed as a result gaining control of these properties and the acquisition related gains recognized.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

(Dollars in millions)
Property	Type	Cash	Real Estate, net	Accounts Receivable and other assets	Accounts payable and accrued expenses	Mortgage loans	Noncontrolling interests	Acquisition related gain
615-unit apartment building	Multifamily	$1.3	$120.1	$2.3	$3.2	$93.5	$1.8	$9.5
Three retail centers	Retail	1.4	20.4	9.2	0.7	20.1	0.5	2.0
Ritz-Carlton	Residential	4.4	105.1	7.4	8.0	28.0	18.0	45.1
		$7.1	$245.6	$18.9	$11.9	$141.6	$20.3	$56.6

During 2012, due to a change of control, Kennedy Wilson began to consolidate KW Property Fund II, LP, ("Fund II") a limited partnership that had been previously accounted for using the equity method and to whom the Company had advanced $39.6 million in notes receivable as of November 30, 2012. This entity directly owns two office buildings which are encumbered by mortgage loans and has investments in real estate joint ventures which in aggregate own seven office properties. As a result of obtaining control of this entity, the following assets and liabilities were assumed and an acquisition related gain recognized.

(Dollars in millions)
Property	Type	Cash	Real Estate, net	Investment in joint ventures	Other assets	Accounts payable and accrued expenses	Notes payable	Mortgage loans	Noncontrolling interests	Acquisition related gain
Fund II	Commercial	$0.6	$11.1	$75.4	$2.7	$1.6	$5.8	$8.9	$7.6	$22.8

Pro forma results of operations

The results of operations of the assets acquired have been included in our consolidated financial statements since the date of the acquisitions. The Company’s unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had thes acquisition been consummated at the beginning of the periods presented.

The unaudited pro forma data presented below assumes that the acquisitions during the year ended December 31, 2013 occurred as of January 1, 2012.

	Unaudited
	Year Ended December 31,
(Dollars in millions, except for per share data)	2013	2012
Pro forma revenues	$178.1	$111.7
Pro forma equity in joint venture income	1.0	1.4
Pro forma net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(13.3)	(10.0)
Pro forma net loss per share:
Basic	$(0.19)	$(0.18)

NOTE 5—INVESTMENTS IN JOINT VENTURES
The Company has a number of joint venture interests, generally ranging from 5% to approximately 50% ownership, that were formed to acquire, manage, develop, and/or sell real estate and invest in discounted loan purchases and loan originations. The Company has significant influence over these entities, but not control, and accordingly, these investments are accounted for under the equity method.
Joint Venture Holdings
As of December 31, 2013 and 2012, the Company's equity investment in joint ventures totaled $751.4 million and $543.2 million, respectively.
The following table details our investments in joint ventures by investment type and geographic location as of December 31, 2013:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

	Commercial	Multifamily	Loan	Residential and Hotel	Other	Total
(Dollars in millions)
Western U.S.	$156.7	$133.1	$50.3	$48.4	$0.4	$388.9
Japan	—	68.8	—	—	—	68.8
United Kingdom	104.5	—	6.3	—	—	110.8
Ireland	96.1	48.2	—	—	—	144.3
Spain	—	—	—	—	26.9	26.9
Other U.S.	3.6	0.2	—	0.3	7.6	11.7
Total	$360.9	$250.3	$56.6	$48.7	$34.9	$751.4
The following table details our investments in joint ventures by investment type and geographic location as of December 31, 2012:

	Commercial	Multifamily	Loan	Residential and Hotel	Other	Total
(Dollars in millions)
Western U.S.	$141.6	$126.9	$41.8	$51.8	$0.4	$362.5
Japan	—	102.7	—	—	—	102.7
Ireland	9.5	22.4	36.7	—	—	68.6
Other U.S.	3.5	0.4	—	0.2	5.3	9.4
Total	$154.6	$252.4	$78.5	$52.0	$5.7	$543.2
Equity in joint venture income
For the year ended December 31, 2013, 2012, and 2011 equity in joint venture income was $29.8 million, $21.5 million, and $12.5 million.
The increase in equity in joint venture income during 2013 compared to 2012 is primarily due to acquisition-related gains of $36.2 million on note conversions in European joint venture investments. See Note Conversion into Real Estate section below for a more detailed discussion. These gains were offset by acquisition-related expenses of $13.5 million relating to new joint ventures in the United Kingdom, Ireland and Spain which resulted in significant stamp duty taxes. The increase in equity in joint venture income during 2012 compared to 2011 relate to property sales and fair value gains.
KW Residential LLC
The Company's largest joint venture investment, KW Residential, LLC ("KWR"), had a balance of $68.8 million and $102.7 million as of December 31, 2013 and 2012. KWR is a joint venture investment in a portfolio of 50 apartment buildings comprised of approximately 2,400 units, located primarily in Tokyo and surrounding areas. The Company owns approximately 41% of KWR.
During the year ended December 31, 2013, 2012, and 2011, the Company recognized a loss of $6.9 million, and gains of $1.2 million and $2.5 million, respectively, from foreign currency translation adjustments, net of hedges from its investment in KWR.
During the years ended December 31, 2013, 2012, and 2011, the Company received the following cash distributions from its investment in KWR for the settlement of hedges, refinancing of property level debt, and operating distributions:

	Years Ended December 31,
	2013	2012	2011
(Dollars in millions)
Settlement of hedges	$10.8	$—	$2.1
Refinancing of property level debt	5.8	1.8	5.8
Operating distributions	9.4	9.6	3.3
Total	$26.0	$11.4	$11.2
The cash received as a result of unwinding KWR's hedges will not be realized in our statement of operations until the underlying investment is substantially liquidated.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

Note Conversion into Real Estate
During the year, the Company and its equity partners converted three mortgage notes into real estate owned. As a result of the conversion, the joint ventures were required to consolidate the assets and liabilities at fair value under ASC 805 - Business Combinations. As the fair value of each of the assets was in excess of the basis of the previously held mortgage note, the Company recorded the following acquisition related gains:

(Amounts shown in millions)
Date	Description	Location	Total Joint Venture Acquisition Related Gain	The Company's Portion of Total Gain
Q2 2013	Class A Office building and Adjacent 3.5 acre site	Dublin, Ireland	$30.1	$15.0
Q3 2013	The Rock - a retail, residential, and entertainment center	Manchester, UK	32.3	16.2
Q4 2013	Class A Office Building	Glasgow, Scotland	10.1	5.0
Total			$72.5	$36.2

Changes in Control
On December 12, 2013, the Company and one of its equity partners amended the existing operating agreement governing its investments in the Ritz Carlton Hotel, Lake Tahoe which was accounted for on the equity method. As a result of obtaining control, the joint venture investment is now consolidated as of December 31, 2013 and not treated as an investment in joint venture. The investment is presented as an equity method investment for prior periods. See Note 4 for impact of consolidation.
On September 30, 2013, the Company and one of its equity partners amended existing operating agreements governing investments in three retail centers in the Western United States which were accounted for on the equity method. As a result of obtaining control, the joint venture investments were consolidated as of September 30, 2013 and not treated as investments in joint ventures. The investments are presented as an equity method investment for prior periods. See Note 4.
On November 30, 2012, due to a change of control, Kennedy Wilson began to consolidate Fund II, a limited partnership that had been previously accounted for using the equity method. See Note 4 for further discussion.
During the year ended December 31, 2012, the Company acquired 49.5% of the non-managing membership interests in Bay Area Smart Growth Fund II, LLC ("BASGF II"). Prior to the acquisition, the Company had a 5% managing member interest and served as the non-controlling managing member. The terms of the partnership agreement require a vote of the majority interest of the non-managing members, whose commitments are greater than 50% of the aggregate capital commitments, in order to direct and control key decision making over the partnership. Since the Company acquired only 49.5% of the non-managing member interests, the Company has concluded that it does not control BASGF II and will continue to account for its interest in the entity as an equity method investment. As of December 31, 2013 and 2012, the Company's investment in this joint venture was $13.3 million and $12.9 million.
Contributions to Joint Ventures
During the years ended December 31, 2013, 2012, and 2011, Kennedy Wilson made $322.7 million, $178.6 million, and $105.4 million in contributions to new and existing joint venture investments.

See the table below for a breakdown of contributions to new joint venture investments for the years ended December 31, 2013, 2012, and 2011:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

		Years Ended December 31,
(Dollars in millions)		2013		2012		2011
Investment Type	Region	No. of Properties	Initial Contribution	No. of Properties	Initial Contribution	No. of Properties	Initial Contribution
Commercial	Western U.S.	4	$30.3	9	$26.9	5	$25.8
Commercial	United Kingdom	42	92.2	—	—	—	—
Commercial	Ireland	14	38.7	2	45.8	—	—
Multifamily	Western U.S.	2	9.1	5	22.9	8	19.9
Multifamily	Ireland	1	58.0	2	34.3	—	—
Residential	Western U.S.	3	10.0	2	19.6	2	17.9
Other	Spain	1	27.2	—	—	—	—
Total		67	$265.5	20	$149.5	15	$63.6
In addition to the capital contributions above to new joint venture investments, the Company contributed $57.2 million, $29.1 million and $41.8 million to existing joint ventures to pay off external debt, fund our share of a development project and for working capital needs, during the years ended December 31, 2013, 2012, and 2011, respectively.
Distributions from Joint Ventures
The following table details cash distributions by investment type and geographic location for the year ended December 31, 2013:

	Multifamily		Commercial		Loan		Residential		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$10.0	$7.1	$12.8	$20.9	$—	$—	$3.9	$3.0	$26.7	$31.0
Japan	9.4	16.6	—	—	—	—	—	—	9.4	16.6
United Kingdom	—	—	9.2	4.4	4.0	0.3	—	—	13.2	4.7
Ireland	2.9	28.9	3.5	—	—	—	—	—	6.4	28.9
Other	0.4	0.2	—	—	—	—	—	0.1	0.4	0.3
Total	$22.7	$52.8	$25.5	$25.3	$4.0	$0.3	$3.9	$3.1	$56.1	$81.5
During the year ended December 31, 2013, the Company received $137.6 million in operating and investing distributions from its joint ventures. Investing distributions resulted from KWR's favorable settlement of Japanese yen-related hedges and refinancing a portion of its multifamily portfolio, the refinancing of property level debt, asset sales, and loan resolutions. Operating distributions resulted from operating cash flow generated by the joint venture investments.
Variable Interest Entities
Kennedy Wilson has determined that it has investments in five variable interest entities ("VIEs") as of December 31, 2013 and has concluded that Kennedy Wilson is not the primary beneficiary of any of the investments. As of December 31, 2013, the five VIEs had assets totaling $189.6 million with Kennedy Wilson’s exposure to loss as a result of its interests in these VIEs totaling $72.6 million related to its equity contributions.
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

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

Cost Method
Investments in which Kennedy Wilson does not have significant influence are accounted for under the cost method of accounting. As of December 31, 2013 and 2012, Kennedy Wilson had three investments accounted for under the cost method with a carrying value totaling $7.6 million and $5.7 million.
Capital Commitments
As of December 31, 2013, the Company has unfulfilled capital commitments totaling $8.0 million to four of its joint ventures. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of the Company's capital commitment obligations.
Guarantees
The Company has certain guarantees associated with loans secured by consolidated assets or assets held directly or in various joint ventures. As of December 31, 2013 the maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees was approximately $51.1 million which is approximately 2% of the property level debt of the Company. The guarantees expire through 2017, and the Company’s performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds from the property. Based upon the Company’s evaluation of guarantees under ASC Subtopic 460-10 "Estimated Fair Value of Guarantees," the estimated fair value of guarantees made as of December 31, 2013 and 2012 is immaterial.
Summarized financial data of the joint ventures is as follows:

	December 31, 2013			December 31, 2012
(Dollars in millions)	Greater than 20% (1)	Other	Total	Greater than 20% (1)	Other	Total
Balance sheets for equity method investments:
Assets
Cash and restricted cash	$74.0	$40.9	$114.9	$7.7	$75.7	$83.4
Real estate	1,996.8	2,438.8	4,435.6	311.1	3,065.2	3,376.3
Loan pool participation (2)	4.0	—	4.0	137.1	—	137.1
Other	466.8	150.7	617.5	11.6	210.7	222.3
Total assets (3)	$2,541.6	$2,630.4	$5,172.0	$467.5	$3,351.6	$3,819.1

Liabilities
Debt	$1,263.6	$1,714.1	$2,977.7	$139.8	$1,977.5	$2,117.3
Other	75.5	64.7	140.2	4.2	61.6	65.8
Total liabilities	1,339.1	1,778.8	3,117.9	144.0	2,039.1	2,183.1
Partners’ capital
Kennedy Wilson - investments in joint ventures	379.5	344.7	724.2	35.2	483.7	518.9
Other partners	818.6	506.9	1,325.5	176.6	828.8	1,005.4
Total partners' capital-investments in joint ventures	1,198.1	851.6	2,049.7	211.8	1,312.5	1,524.3
Kennedy Wilson - investments in loan pool participation (2)	2.2	—	2.2	60.3	—	60.3
Other partners	2.2	—	2.2	51.4	—	51.4
Total partners' capital - investments in loan pool participation	4.4	—	4.4	111.7	—	111.7
Total liabilities and partners’ capital	$2,541.6	$2,630.4	$5,172.0	$467.5	$3,351.6	$3,819.1
Total investments are comprised of the following:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

	December 31, 2013			December 31, 2012
(Dollars in millions)	Greater than 20% (1)	Other	Total	Greater than 20% (1)	Other	Total
Equity method	$379.5	$344.7	$724.2	$35.2	$483.7	$518.9
Unrealized gain on fair value option	—	19.6	19.6	18.6	—	18.6
	379.5	364.3	743.8	53.8	483.7	537.5
Cost method	—	7.6	7.6	—	5.7	5.7
Total Investments in joint ventures	$379.5	$371.9	$751.4	$53.8	$489.4	$543.2

Loan pool participation (2)	$—	$—		$60.4	$—
—————
(1) Equity in income from the joint venture or income from loan pool participation for the year ended December 31, 2013, 2012 or 2011 exceeds 20% of Kennedy Wilson's income from continuing operations before income taxes for the year ended December 31, 2013, 2012 or 2011. No individual investments in joint ventures or loan pool participation exceeds 20% of the total assets of Kennedy Wilson as of December 31, 2013 or 2012.
(2)  This loan pool has been included in the investment in joint ventures footnote greater than 20% column as this entity was determined to be a significant investment for purposes of S-X §210.3-09. See further discussion on this loan pool participation in note 6. The other investments in loan pool participation were excluded as they were determined to be not significant investments.
(3)  The balance sheets and income statements include all investments in joint ventures as well as an investment in a loan pool participation, which was determined to be significant investments for the purposes of S-X §210.3-09.
Equity in joint venture income for the years ended December 31:

(Dollars in millions)	2013	2012	2011
Net income allocation	$28.8	$13.7	$9.1
Unrealized gain on fair value option	1.0	7.8	3.4
Total equity in joint venture income	$29.8	$21.5	$12.5
Participation income allocation	$8.7	$7.9	$1.4

	Year Ended December 31, 2013			Year Ended December 31, 2012
(Dollars in millions)	Greater than 20% (1)	Other	Total	Greater than 20% (1)	Other	Total
Statements of income:
Revenues	$229.6	$427.5	$657.1	$38.2	$532.5	$570.7
Depreciation	58.1	57.9	116.0	(4.1)	72.6	68.5
Interest	42.3	86.8	129.1	22.0	87.9	109.9
Other expenses	83.6	271.7	355.3	(0.7)	337.6	336.9
Total expenses	184.0	416.4	600.4	17.2	498.1	515.3
Net income (3)	$45.6	$11.1	$56.7	$21.0	$34.4	$55.4
Net income allocation:
Kennedy Wilson - investments in joint ventures	$28.6	$0.2	$28.8	$(3.3)	$17.0	$13.7
Kennedy Wilson - investments in loan pool participation (2)	8.7	—	8.7	7.9	—	7.9
Other partners	(4.3)	10.9	6.6	16.2	17.4	33.6
Other partners - investments in loan pool participation(2)	12.6	—	12.6	0.2	—	0.2
Net income (3)	$45.6	$11.1	$56.7	$21.0	$34.4	$55.4

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

	Year Ended December 31, 2011
(Dollars in millions)	Greater than 20% (1)	Other	Total
Statements of income:
Revenues	$45.8	$249.1	$294.9
Depreciation	10.2	48.3	58.5
Interest	14.0	69.3	83.3
Other expenses	16.5	127.8	144.3
Total expenses	40.7	245.4	286.1
Gains on extinguishment of debt	—	9.3	9.3
Net income	$5.1	$13.0	$18.1
Net income allocation:
Kennedy Wilson - investments in joint ventures	$1.3	$7.8	$9.1
Kennedy Wilson - investments in loan pool participation(2)	1.4	—	1.4
Other partners - investments in joint ventures	3.3	5.2	8.5
Other partners - investments in loan pool participation	(0.9)	—	(0.9)
Net income	$5.1	$13.0	$18.1
—————
(1)    See discussion above.
(2)    See discussion above.
(3)    See discussion above.

NOTE 6—INVESTMENTS IN LOAN POOL PARTICIPATIONS

As of December 31, 2013 and 2012, the Company's investment in loan pool participations totaled $34.7 million and $95.6 million.

The following table represents the demographics of the Company's investment in the loan pools including the initial UPB and the UPB as of December 31, 2013.

(Dollars in millions)			Unpaid Principal Balance		Kennedy		Expected
		Kennedy			Wilson	Investment	accretion over
Acquisition		Wilson		December 31,	initial equity	balance at	total estimated	Accreted
date	Location	Ownership	Initial(1)	2013(2)	invested	12/31/13	collection period	to date
February 2010	Western U.S.	15.0%	$342.4	$8.0	$11.1	$0.9	$4.6	$4.6
December 2011	United Kingdom	12.5%	2,111.3	44.7	61.2	—	19.3	18.1
April 2012	Western U.S.	75.0%	43.4	5.7	30.9	4.6	4.1	3.8
August 2012	Ireland	10.0%	477.2	367.6	7.0	8.3	1.7	0.5
December 2012	United Kingdom	5.0%	605.0	152.1	19.3	2.0	1.9	0.8
April 2013	United Kingdom	10.0%	177.2	165.7	13.0	10.7	3.2	0.7
August 2013	United Kingdom	20.0%	136.6	140.9	7.5	8.2	4.5	0.5
			$3,893.1	$884.7	$150.0	$34.7	$39.3	$29.0
—————
(1) Initial UPB presented at historical exchange rates
(2) Estimated foreign exchange rate is £0.61 = $1 USD and €0.73 = $1 USD.

Investment Update - UK Loan Pool
In 2011, the Company, along with institutional partners, acquired a loan portfolio consisting of 58 performing loans (the “U.K. Loan Pool”). The Company, through a 50/50 joint venture with one of its partners, acquired a 25% participation interest in the pool for $440.9 million, of which $323.4 million was funded with debt that was fully repaid during 2013. As of December 31, 2013, the unpaid principal balance of the loans were $44.7 million due to collections and resolutions of $2.1 billion through December 31, 2013,

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

representing 98% of the pool. As a result of the positive performance of the loan pool, all of the Company's initial equity contribution has been returned as of December 31, 2013. During the year ended December 31, 2013, the Company received $66.2 million in distributions related to resolutions in the UK Loan Pool and $23.2 million from its promoted interest. To date, Kennedy Wilson has accreted $18.1 millionn of the expected $19.3 million in interest income on the UK Loan Pool over the total estimated collection period (excluding asset management fees). As a result of the substantial liquidation of the loan pool, Kennedy Wilson has recognized a 2.8 million loss in foreign currency translations in the accompanying consolidated statements of operations.

The following table presents the interest income and foreign currency gain and (loss) recognized by Kennedy Wilson during the years ended December 31, 2013, 2012 and 2011 in each of the loan pools that were outstanding:

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Interest income recognized	$11.9	$6.4	$5.7
Foreign currency translation (loss) gain	(2.2)	3.0	(2.6)
	$9.7	$9.4	$3.1

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

The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2013:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Marketable securities(1)	$4.0	$—	$—	$4.0
Investments in joint ventures	—	—	81.1	81.1
Currency forward contract (2)	—	(9.6)	—	(9.6)
	$4.0	$(9.6)	$81.1	$75.5
(1) Included in other assets.
(2) See further discussion of currency forward contracts.

The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2012:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Short term investments	$—	$10.0	$—	$10.0
Investments in joint ventures	—	—	68.4	$68.4
Currency forward contract	—	(1.2)	—	(1.2)
	$—	$8.8	$68.4	$77.2

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

Marketable Securities
The carrying value of marketable securities is a level 1 valuation as the fair value is based off of unadjusted quoted market prices in active markets for identical securities.
Short-term investments
The carrying value of short-term investments approximates fair value due to the short maturities of these investments at December 31, 2012. The short-term investments matured during the second quarter of 2013.
Investments in joint ventures
Kennedy Wilson records its investments in KW Property Fund III, L.P., Kennedy Wilson Real Estate Fund IV, and SG KW Venture I, LLC (the "Funds") based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. The Company’s investment balance in the Funds was $33.5 million and $25.8 million at December 31, 2013 and 2012, respectively, which is included in investments in joint ventures in the accompanying consolidated balance sheets. As of December 31, 2013, the Company had unfunded capital commitments to the Funds in the amount of $6.6 million.
Kennedy Wilson elected to use the fair value option ("FV Option") for two investments in joint venture entities to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. The Company's investment balance in the FV Option investments was $47.6 million and $42.6 million at December 31, 2013 2012, respectively, which are included in investments in joint ventures in the accompanying balance sheets.
The following table summarizes our investments in joint ventures held at fair value by type:

(Dollars in millions)	December 31, 2013	December 31, 2012
Funds	$33.5	$25.8
FV Option	47.6	42.6
Total	$81.1	$68.4
The following table presents changes in Level 3 investments, investments in investment companies and investments in joint ventures that elected the fair value option, for the years ended December 31:

(Dollars in millions)	2013	2012	2011
Beginning balance	$68.4	$51.4	$34.7
Unrealized and realized gains	5.3	10.0	5.7
Unrealized and realized losses	(0.3)	(0.4)	(1.4)
Contributions	10.8	11.6	14.0
Distributions	(3.1)	(4.2)	(1.6)
Ending Balance	$81.1	$68.4	$51.4
The change in unrealized and realized gains and losses are included in equity in joint venture (loss) income in the accompanying consolidated statements of operations.
The change in unrealized gains on level 3 investments during 2013 and 2012 for investments still held as of December 31, 2013 and 2012 were $4.0 million and $8.6 million, respectively.
In estimating fair value of real estate held by the Funds, two joint ventures that elected the fair value option investments and the value of the real estate consolidated (as further described in Note 4), the Company considers significant inputs such as capitalization and discount rates. The table below describes the range of inputs used as of December 31, 2013 for real estate assets:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

Estimated rates used for
	Capitalization rates	Discount Rates
Office	6.00% — 7.50%	7.00% — 9.75%
Retail	6.00% — 10.00%	9.00% — 12.00%
Hotel	6.50%	8.00%
Multifamily	5.75% — 7.00%	7.50% — 9.00%
Loan	n/a	1.75% — 12.00%
Land and condominium units	n/a	8.00% — 12.00%
In valuing real estate related assets and indebtedness, Kennedy Wilson considers significant inputs such as the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by Kennedy Wilson for these types of investments range from 1.75% to 12.00%.
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
Currency forward contracts
Kennedy Wilson has currency forward contracts to manage its exposure to currency fluctuations between its functional currency (U.S. dollars) and the functional currency (Euros and GBP) of certain of its wholly owned subsidiaries. To accomplish this objective, Kennedy Wilson hedged these exposures by entering into currency forward contracts to partially hedge Kennedy Wilson's exposure to its net investment in certain foreign operations caused by currency fluctuations. The currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the foreign currency applied to the notional value in that foreign currency discounted at a market rate for similar risks. Although Kennedy Wilson has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the derivative utilize Level 3 inputs. However, as of December 31, 2013, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, Kennedy Wilson has determined that its derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
Changes in fair value are recorded in other comprehensive income in the accompanying consolidated statements of comprehensive income (loss) as the portion of the currency forward contract used to hedge currency exposure of its certain wholly owned subsidiaries qualifies as a net investment hedge under ASC Topic 815. The fair value of the derivative instruments held as of December 31, 2013 are included in accrued expenses and other liabilities on the balance sheet.
The table below details the currency forward contracts Kennedy Wilson had as of December 31, 2013 and 2012:

(Dollars in millions)					Fair Value Liabilities		Change in Unrealized Losses
					December 31,		Year Ended December 31,
Currency	Notional Amount	Trade Date	Settlement Date	Exchange Rate	2013	2012	2013	2012
Euro	€96.0	5/31/2012 - 12/17/2013	6/4/2015 - 12/19/2016	1.2400 - 1.3816	$7.0	$1.2	$(5.3)	$(1.2)
GBP	£25.5	8/9/2013 - 8/23/2013	2/13/2014 - 8/28/2014	1.5479 - 1.5522	2.6	—	(2.6)	—
Total					$9.6	$1.2	$(7.9)	$(1.2)
In order to manage currency fluctuations between the Company's functional currency (U.S. dollar) and the functional currency of KWR's functional currency (Japanese yen), the Company entered into forward foreign currency contracts to hedge a portion of its net investment in KWR. During the years ended December 31, 2013 and 2012, the Company recognized $12.9 million and $10.5 million of gross unrealized gains related to these hedges.
FAIR VALUE OF FINANCIAL INSTRUMENTS—The carrying amounts of cash and cash equivalents, accounts receivable including related party, accounts payable, accrued expenses and other liabilities, accrued salaries and benefits, deferred

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

and accrued income taxes, and income tax receivable approximate fair value due to their short-term maturities. The carrying value of notes receivable (excluding related party notes receivable as they are presumed not to be an arm’s length transaction) approximates fair value as the terms are similar to loans with similar characteristics available in the market. As of December 31, 2013 and December 31, 2012, senior notes payable, borrowings under lines of credit, mortgage loans payable and junior subordinated debentures was estimated to be approximately $884.2 million and $708.2 million, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and our credit risk to the current yield of a similar security, compared to their carrying value of $856.7 million and $686.2 million at December 31, 2013 and December 31, 2012, respectively. The inputs used to value our senior notes payable, borrowings under lines of credit, mortgage loans payable and junior subordinated debentures are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be level 2 inputs.

NOTE 8—MARKETABLE SECURITIES
During the year ended December 31, 2012, the Company sold its investment in the ordinary stock of the Bank of Ireland and recognized a gain on the sale of $4.3 million, including the impact of foreign currency, which is included in the accompanying consolidated statements of operations. As a result of the sale of the stock, $3.3 million was reclassed from accumulated other comprehensive income and into gain on sale of marketable securities included on the statement of operations for the year ended December 31, 2012.

NOTE 9—OTHER ASSETS
Other assets consist of the following:

	December 31,
(Dollars in millions)	2013	2012
Loan fees, net of accumulated amortization of $4.5 and $2.4 at December 31, 2013 and 2012, respectively	14.1	$14.5
Acquired in place leases, net of accumulated amortization of $10.5 and $3.1 at December 31, 2013 and 2012, respectively	19.3	9.3
Office furniture and equipment, net of accumulated depreciation of $2.2 and $1.2	10.4	$2.8
Prepaid expenses	7.6	5.3
Marketable securities	4.0	$—
Deposits and other, net of accumulated amortization of $1.2 and $0.2 at December 31, 2012 and 2011, respectively	13.0	6.2
	$68.4	$38.1
The estimated annual amortization expense of in place leases for each of the years ending December 31, 2014 through December 31, 2018 approximates $8.5 million, $5.7 million, $3.3 million, $1.6 million and $0.2 million, respectively. Depreciation and amortization expense related to the above depreciable assets were $11.3 million, $3.9 million, and $1.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 10—MORTGAGE LOANS AND NOTES PAYABLE

Mortgage loans at December 31, 2013 and 2012 consist of the following:

(Dollars in millions)		Carrying amount of mortgage notes as of December 31, (1)
Property Pledged as Collateral	Region	2013	2012
Notes receivable	United Kingdom	$—	$78.7
Commercial	Western U.S.	110.4	54.3
Multi-family property (1)	Western U.S.	261.0	97.6
Residential	Western U.S.	28.0	—
Commercial	Japan	2.4	—
Total mortgage loans payable		401.8	230.6

Notes Payable	Western U.S.	5.9	5.9
Total notes payable		5.9	5.9

Total mortgage and notes payable		$407.7	$236.5
————————————————————
(1) The mortgage loan payable balances include unamortized debt premiums. Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan premium as of December 31, 2013 and 2012 was $5.3 million and $2.3 million

In December 2012, the Company acquired a loan secured by a shopping center and 107 residential units in the United Kingdom. At the time of acquisition, the Company invested $43.6 million of equity and borrowed $79.3 million in order to finance the transaction (see Note 3). As of December 31, 2012, both the note receivable and mortgage payable were consolidated on Kennedy Wilson's consolidated balance sheet. During 2013, the Company sold a 50% interest in an entity that held a the note receivable to an institutional investor. As a result of the sale and loss of control, Kennedy Wilson deconsolidated the investment and is accounting for it as an equity method investment.

During the year ended December 31, 2013, a first trust deed and supplemental mortgage loan were consolidated as part of the acquisition of an apartment building in northern California and four mortgage loans were consolidated as a result of Kennedy Wilson gaining control over existing investments in three retail centers and a hotel in the Western U.S. Additionally, during the year ended December 31, 2013, the acquisition of an apartment building in Salt Lake City, UT, an office building in Beverly Hills, CA, an apartment building in Liberty Lake, WA, three additional retail centers in the Western U.S. and a commercial property in Japan were partially financed with mortgages. See note 4 for more detail on the acquisitions.
The aggregate maturities of mortgage loans and notes payable subsequent to December 31, 2013 are as follows :

(Dollars in millions)
2014	$38.7
2015	19.2
2016	43.8
2017	32.0
2018	22.3
Thereafter	246.4
402.4
Debt premium	5.3
$407.7

NOTE 11—BORROWINGS UNDER LINES OF CREDIT

In September 2013, Kennedy-Wilson, Inc. amended its existing unsecured revolving credit facility with U.S. Bank and East-West Bank which increased the total principal amount available to be borrowed by an additional $40.0 million, for an aggregate

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

availability of $140.0 million. The loan bears interest at a rate equal to LIBOR plus 2.75% and the maturity date was extended to October 1, 2016. The revolving loan agreement that governs the unsecured credit facility requires Kennedy Wilson to maintain (i) a minimum rent adjusted fixed charge coverage ratio (as defined in the revolving loan agreement) of not less than 1.50 to 1.00, measured on a four-quarter rolling average basis; (ii) maximum balance sheet leverage (as defined in the revolving loan agreement) of not greater than 1.50 to 1.00, measured at the end of each calendar quarter; (iii) an effective tangible net worth (as defined in the revolving loan agreement) equal to or greater than $250.0 million, measured at the end of each calendar quarter; and (iv) unrestricted cash, cash equivalents and publicly traded marketable securities in the aggregate amount of at least $40.0 million.

As of December 31, 2013, Kennedy Wilson's rent adjusted fixed charge coverage ratio was 2.52 to 1.00, its balance sheet leverage ratio was 0.61 to 1.00, and its effective tangible net worth and its unrestricted cash, cash equivalents and publicly traded marketable securities were $730.3 million and $178.2 million, respectively, and Kennedy-Wilson, Inc. was in compliance with these covenants.

The average outstanding borrowings under the facility were $14.9 million and $11.2 million during the year ended December 31, 2013 and 2012. As of December 31, 2013 and 2012, there was no principal amount outstanding under the unsecured facility.

NOTE 12—SENIOR NOTES

(Dollars in millions)			December 31, 2013			December 31, 2012
				Unamortized			Unamortized
	Interest Rate	Maturity Date	Face Value	Net Premium/(Discount)	Carrying Value	Face Value	Net Premium/(Discount)	Carrying Value
2042 Notes	7.75%	12/1/2042	$55.0	$—	$55.0	$55.0	$—	$55.0
2019 Notes	8.75%	4/1/2019	350.0	4.0	354.0	350.0	4.6	354.6
Senior Notes			$405.0	$4.0	$409.0	$405.0	$4.6	$409.6

In December 2012, Kennedy Wilson completed a public offering of $55.0 million aggregate principal amount of 7.75% Senior Notes due 2042. The Notes were issued and sold at a public offering price of 100% of their principal amount by Kennedy-Wilson, Inc. (the “Issuer”), a wholly owned subsidiary of Kennedy Wilson. The amount of the 7.75% Senior Notes included in the accompanying consolidated balance sheets was $55.0 million at December 31, 2013.
In December 2012, the Issuer, in a private placement, issued $100.0 million aggregate principal amount of 8.750% Senior Notes due April 1, 2019 (the "Notes") for approximately $105.3 million, net of premium. The Notes were issued as additional Notes under an indenture dated as of April 5, 2011, among the Issuer; Kennedy Wilson, as parent guarantor; certain subsidiaries of the Issuer, as subsidiary guarantors; and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee, as thereafter supplemented and amended. During 2011, the Issuer issued $200.0 million aggregate principal amount of its 8.750% Senior Notes due 2019 on April 5, 2011 for approximately $198.6 million, net of discount, and an additional $50.0 million aggregate principal amount of such notes on April 12, 2011 for approximately $50.8 million, net of premium (together, the “Initial Notes”). The Notes have substantially identical terms as the Initial Notes and will be treated as a single series with the Initial Notes under the Indenture. In December 2011, Kennedy Wilson commenced a registered exchange offer for the Initial Notes. The exchange was completed on February 2012 and all outstanding Initial Notes issued in the private placements were exchanged for registered notes. Kennedy Wilson has filed a registration statement with the Securities and Exchange Commission to commence a registered exchange offer for the Notes issued in December 2012.
The aggregate carrying value of the 8.75% Senior Notes included in the accompanying consolidated balance sheets, net of unamortized premiums and discounts was $354.0 million and $354.6 million at December 31, 2013 and 2012.
The indentures governing the 7.75% Senior Notes and the 8.75% Senior notes contain various restrictive covenants, including, among others, limitations on our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness, make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens on assets, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indentures governing the 7.75% Senior Notes and the 8.750% Senior Notes limits the ability of Kennedy Wilson and certain of its subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy Wilson's maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of December 31, 2013, the balance sheet leverage ratio was 0.58 to 1.00. See Note 21 for the guarantor and non-guarantor financial statements.

NOTE 13—JUNIOR SUBORDINATED DEBENTURES
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
The junior subordinated debentures require Kennedy-Wilson, Inc. to maintain (i) a fixed charge coverage ratio (as defined in the indenture governing the junior subordinated debentures) of not less than 1.75 to 1.00, measured on a four-quarter rolling basis; (ii) a ratio of total debt to net worth (as defined in the indenture) of not greater than 3.00 to 1.00 at any time; (iii) a tangible net worth (as defined in the indenture) not less than the sum of (x) $15.0 million, plus (y) 60% of any net income (but only if a positive number) for each completed fiscal quarter beginning with the fiscal quarter ended March 31, 2007 until such time as our net worth equals or exceeds $75.0 million and then 50% of any net income for each completed fiscal quarter thereafter, plus (z) 50% of all proceeds of equity interests issued by us or our subsidiaries after the date the debentures were issued; and (iv) a net worth (as defined in the indenture) not less than the sum of (x) $40.0 million, plus (y) 60% of any net income (but only if a positive number) for each completed fiscal quarter beginning with the fiscal quarter ended March 31, 2007 until such time as our net worth equals or exceeds $75.0 million and then 50% of any net income for each completed fiscal quarter thereafter, plus (z) 50% of all proceeds of equity interests issued by us or our subsidiaries after the date the debentures were issued.  As of December 31, 2013, Kennedy Wilson's fixed charge coverage ratio was 3.19 to 1.00, its ratio of total debt to net worth was 1.12 to 1.00 and its tangible net worth and net worth were $744.4 million and $768.3 million, respectively, and Kennedy Wilson was in compliance with these covenants.

NOTE 14—RELATED PARTY TRANSACTIONS
The firm of Solomon, Winnett & Rosenfield was paid $0.2 million annually for income tax services provided by the firm during the years ended December 31, 2013, 2012, and 2011. Jerry Solomon is a partner in the firm and a member of Kennedy Wilson’s Board of Directors. For the years ended December 31, 2013, 2012, and 2011, Mr. Solomon was paid an immaterial amount of director’s fees.
The Company has a lease with an affiliate of a third-party shareholder for its corporate offices in Beverly Hills, California. As of December 31, 2013, the future minimum lease payments under this agreement is $1.4 million for 2014.
Rental expense under this arrangement totaled $1.3 million and $1.3 million for the years ended December 31, 2013 and 2012, respectively.
The Company received fees and other income from affiliates and entities in which the Company holds ownership interests in the following amounts:

	Year ended December 31,
(Dollars in millions)	2013	2012	2011
Property management and leasing fees	$36.0	$24.5	$14.5
Commissions	10.0	8.0	24.2
Total related party revenue	$46.0	$32.5	$38.7

NOTE 15—INCOME TAXES
The table below represents the components of income (loss) from continuing operations before the provision for income taxes. The Company generally invests in foreign real estate through domestic partnerships and, as such, the (loss) income for foreign jurisdictions generally represents the results of its foreign corporations. Additionally, the table below is not reflective of the cash tax results of the Company.

	Year ended December 31,
(Dollars in millions)	2013	2012	2011
Domestic	$27.1	$(3.4)	$(14.9)
Foreign	(10.6)	10.2	20.0
Total	$16.5	$6.8	$5.1

The (benefit from) provision for income taxes consisted of the following:

	Year ended December 31,
(Dollars in millions)	2013	2012	2011
Federal
Current	$(0.1)	$—	$—
Deferred	5.2	(2.7)	(4.5)
	5.1	(2.7)	(4.5)
State
Current	—	—	—
Deferred	(0.1)	1.4	(0.1)
	(0.1)	1.4	(0.1)
Foreign
Current	0.3	0.5	2.6
Deferred	(2.4)	0.6	—
	(2.1)	1.1	2.6
Total	$2.9	$(0.2)	$(2.0)
A reconciliation of the statutory federal income tax rate of 34% with Kennedy Wilson’s effective income tax rate is as follows:

	Year ended December 31,
(Dollars in millions)	2013	2012	2011
Tax computed at the statutory rate	$5.6	$2.3	$1.7
State income taxes, net of federal benefit	—	0.2	(0.1)
Taxing authority settlement	—	—	0.8
Foreign rate differential	2.3	(2.4)	(4.2)
Noncontrolling interest and other	(6.9)	(0.9)	(0.4)
Other	2.0	0.2	0.2
Valuation allowance	(0.1)	0.4	—
Provision for (benefit from) income taxes	$2.9	$(0.2)	$(2.0)
Cumulative tax effects of temporary differences are shown below at December 31, 2013 and 2012:

	Year ended December 31,
(Dollars in millions)	2013	2012
Deferred tax assets:
Accrued reserves	$0.2	$0.2
Stock option expense	1.3	3.1
Net operating loss carryforward and credits	42.9	26.3
Total deferred tax assets	44.4	29.6
Deferred tax liabilities:
Depreciation and amortization	6.2	7.9
Prepaid expenses and other	0.4	1.5
Investment basis and reserve differences	50.3	32.4
Foreign currency translation	3.9	6.2
Capitalized interest	2.3	2.3
Valuation allowance	0.3	0.4
Marketable securities	0.4	1.2
Hedging transactions	4.7	0.4
Total deferred tax liabilities	68.5	52.3
Net deferred tax liability	$24.1	$22.7

Based upon the level of historical taxable income and projections for future taxable income over the periods which Kennedy Wilson’s gross deferred tax assets are deductible, management believes it is more likely than not Kennedy Wilson will realize the benefits of these deductible differences at December 31, 2013.
As of December 31, 2013 Kennedy Wilson had federal net operating losses of $114.4 million. These net operating losses begin to expire in the year 2030. As of December 31, 2013 there were also California net operating loss carryforwards of approximately $73.2 million. The California net operating losses begin to expire after the year 2028. In addition, Kennedy Wilson has $5.7 million of other state net operating losses. We believe that it is more likely than not that certain state net operating losses will expire before the Kennedy Wilson can realize the benefit of the losses. We have provided a valuation allowance of $0.1 million as of December 31, 2013 for certain state net operating losses. As of December 31, 2013, Kennedy Wilson had $6.7 million of foreign net operating losses carryforwards of which $1.1 million begin to expire in 2030 and $5.6 that have no expiration date.
Presently a deferred tax liability for undistributed earnings of subsidiaries located outside the United States has not been recorded. These earnings may become taxable upon a payment of a dividend or as a result of a sale or liquidation of the subsidiaries. At this time the Company does not have plans to repatriate income from its foreign subsidiaries, however to the extent that the Company is able to repatriate such earnings in a tax free manner, or in the event of a change in the capital situation or investment strategy, it is possible that the foreign subsidiaries may pay a dividend which would impact our effective tax rate. Unremitted earnings of foreign subsidiaries, which have been, or are intended to be permanently invested, aggregated approximately $8.4 million as of December 31, 2013. If these subsidiaries' earnings were repatriated to the United States additional US domestic taxes of $2.5 million would be incurred.
There were no gross unrecognized tax benefits at December 31, 2013 and December 31, 2012. Management has considered the likelihood and significance of possible penalties associated with Kennedy Wilson's current and intended filing positions and has determined, based on its assessment, that such penalties, if any, would not expected to be significant.
Kennedy Wilson's federal income tax returns remain open to examination for the years 2010 through 2012.

For income tax purposes, distributions paid to common stockholders and preferred shareholder are return of capital for the year ended December 31, 2013.

NOTE 16—COMMITMENTS AND CONTINGENCIES
Future minimum lease payments under scheduled operating leases that have initial or remaining noncancelable terms in excess of one year are as follows:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

(Dollars in millions)
Year ending December 31,
2014	$3.3
2015	1.3
2016	1.1
2017	0.8
2018	0.7
Thereafter	2.9
Total minimum payments	$10.1
Rental expense was $3.6 million, $3.0 million, and $2.3 million for the years ended December 31, 2013, 2012, and 2011, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations.
GUARANTEES—The Company has provided guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees were approximately $51.1 million at December 31, 2013. The guarantees expire by the year end of 2017 and Kennedy Wison's performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sales proceeds of the property.
CAPITAL COMMITMENTS—As of December 31, 2013 and 2012, the Company has unfunded capital commitments to its joint ventures in the amounts of $8.0 million and $8.3 million.
EMPLOYMENT AGREEMENTS—Kennedy Wilson has entered into employment agreements with its Chief Executive Officer and its President and Chief Executive Officer of its European operations, which provide for annual base compensation in the aggregate amounts of $1.0 million and $0.8 million, respectively, and expire in December 2019 and January 2014, respectively. The employment agreements also provide for the issuance of 556,875 shares of restricted stock to each officer that vest in equal amounts over five years provided certain performance targets are achieved (see Note 17). Additionally, the employment agreements provide for the payment of an annual discretionary bonus in an amount determined in the sole and absolute discretion of the Compensation Committee of the board of directors.
Kennedy Wilson also has an employment agreement with one other non-officer employee which provides for aggregate minimum annual compensation of $0.6 million and will expire in 2014.
LITIGATION—Kennedy Wilson is currently a defendant in certain routine litigation arising in the ordinary course of business. It is the opinion of management and legal counsel that the outcome of these actions will not have a material effect on the financial statements taken as a whole.

NOTE 17—STOCK COMPENSATION PLANS
In November 2009, Kennedy Wilson adopted the 2009 Equity Participation Plan ("the Equity Plan") that allows for the grant of up to approximately 2.5 million shares of common stock. As of December 31, 2013 all the restricted share awards were granted to employees, which vest ratably over a five year period. Vesting of the restricted share awards is contingent upon the expected achievement of a performance target as of the initial vesting date of November 13, 2010 and each of the next four years thereafter. The performance targets were achieved for 2011, 2012 and 2013. From inception of the plan through December 31, 2013, 1,974,691 shares have vested and 57,650 shares have been forfeited. The Company re-granted the forfeited shares in 2013. The restricted share awards are recognized as expense on a tranche by tranche basis over the five year performance period. As of December 31, 2013, there was $2.7 million of unrecognized compensation cost for the Equity Plan related to unvested restricted shares.
In June 2012, Kennedy Wilson adopted and its shareholders approved the Amended and Restated 2009 Equity Participation Plan (the "Amended and Restated Plan") under which an additional 3.2 million shares of common stock have been reserved for restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2009 Amended and Restated Equity Participation Plan are set by the Company's compensation committee at its discretion. During the year ended December 31, 2012, 3.2 million shares of restricted common stock were granted under the Amended and Restated Plan along with 5,000 shares which remained under the original plan. The shares vest over five years with 40% vesting ratably in the first four years of the award period and the remaining 60% in the fifth year of the award period. Vesting of the restricted share

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

awards is contingent upon the expected achievement of a performance target in each year of the award period with the initial vesting of the first 10% in January 2013. The performance targets were achieved for 2012 and 2013. From inception of the plan through December 31, 2013, 302,500 shares have vested and 112,500 shares have been forfeited. As of December 31, 2013, there was $37.3 million of unrecognized compensation cost for the Equity Plan related to unvested restricted shares which will vest over the next three years.
During the years ended December 31, 2013, 2012 and 2011, Kennedy Wilson recognized $7.5 million, $8.1 million and $5.1 million of compensation expense related to the vesting of restricted common stock and is included in compensation and related expense in the accompanying consolidated statements of operations. During 2013, the Company modified the Amended and Restated Plan to remove an external performance component associated with the vesting of awards. This modification changed the accounting treatment of the Amended and Restated Plan to be equity based as opposed to liability based. Due to this change, $4.7 million was reclassified from a liability to equity during the year ended December 31, 2013.
The following table sets forth activity under the Equity Plan and Amended and Rested Plan:

Shares
Nonvested at December 31, 2011	1,508,607
Granted	3,175,000
Vested	(493,643)
Forfeited	—
Nonvested at December 31, 2012	4,189,964
Granted	136,600
Vested	(822,724)
Forfeited	(146,638)
Nonvested at December 31, 2013	3,357,202

Employee Benefit Arrangements
Kennedy Wilson has a qualified plan under the provisions of Section 401(k) of the Internal Revenue Code. Under this plan, participants are able to make salary deferral contributions of up to 75% of their total compensation, up to a specified maximum. The 401(k) plan also includes provisions which authorize Kennedy Wilson to make discretionary contributions. During the years ended December 31, 2013, 2012 and 2011, Kennedy Wilson made matching contributions of $0.2 million, $0.2 million, and $0.1 million to this plan and they are included in compensation and related expenses in the accompanying consolidated statements of operations.

NOTE 18—CAPITAL STOCK TRANSACTIONS

Common Stock
In September 2013, Kennedy Wilson completed an offering of 6.9 million shares of its common stock, which raised $122.0 million of net proceeds.
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
During 2011, Kennedy Wilson issued 4.4 million shares of the its common stock to an institutional investor for $10.70 per share when the market value was $12.20 per share. In addition, as a result of its contractual rights, the preferred shareholder also acquired 400,000 shares for $10.70 per share, representing a $0.6 million discount. Because the discount was the result of the preferred shareholder's contractual rights, it is reflected as additional preferred dividend in the accompanying consolidated statements of operations.
During 2011, Kennedy Wilson completed a follow-on offering of 6.9 million shares of its common stock, which raised $71.7 million of net proceeds.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

Preferred Stock
During 2010, Kennedy Wilson issued two series of Convertible Cumulative Preferred Stock (together “the Preferred Stock”) at $1,000 per share, series A (100,000 shares) and series B (32,550 shares), for total proceeds less issuance costs of $99.8 million and $32.5 million. The series A Preferred Stock is convertible into common stock at any time at the option of the holder prior to May 19, 2015 at a price of $12.41 per share and is mandatorily convertible into common stock on May 19, 2015. The series B Preferred Stock is convertible into common stock at any time at the option of the holder prior to November 3, 2018 at a price of $10.70 per share and is mandatorily convertible into common stock on November 3, 2018. The series A and series B Preferred Stock have dividend rates of 6.0% and 6.452% payable quarterly.
The certificate of designations of the Preferred Stock contain provisions that require Kennedy Wilson to commence an offer to purchase all shares of the Preferred Stock at a purchase price in cash per share of Preferred Stock equal to $1,150 plus all accumulated and accrued dividends upon the occurrence of a fundamental change, defined as a change of control. The parties have agreed that a change of control is deemed to occur when any person or group other than the purchaser of the Preferred Stock and its affiliates, or any officer or director of Kennedy Wilson as of the issue date of the Preferred Stock, acquires directly or indirectly voting control or direction over more than 35% of the voting control of Kennedy Wilson for a period of seven consecutive days following the earlier of the date the Company becomes aware of such acquisition and the date such person or group files a Schedule 13D. This change of control provision is within Kennedy Wilson’s control as the Board of Directors, at its discretion, would be able to issue blank check Preferred Stock at any time for any reason which could dilute the person or group to below the 35% of the voting control threshold. As such, Kennedy Wilson has concluded that the change of control is within the control of Kennedy Wilson and therefore has classified the Preferred Stock as permanent equity in the accompanying consolidated balance sheets.
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

Warrants
In April 2010, the Board of Directors authorized a warrant repurchase program enabling Kennedy Wilson to repurchase up to 12.5 million of its outstanding warrants. The warrants carry an exercise price of $12.50 with an expiration date of November 14, 2014. On December 20, 2013, Kennedy Wilson redeemed 6,963 warrants at a price of $0.01 per warrant since the share price of its common stock exceeded $19.50 per share for 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders.
During the years ended December 31, 2013 and 2012, Kennedy Wilson repurchased a total of 0.4 million and 0.6 million of its outstanding warrants for total consideration of $1.4 million and $1.6 million. The Company received $15.4 million from warrant holders due to the exercise of 2.7 million warrants during 2013. There are 2.7 million warrants outstanding as of December 31, 2013.

Dividend Distributions
Kennedy Wilson declared and paid the following cash dividends on its common and preferred stock:

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

(Dollars in millions)	Year Ended December 31, 2013		Year Ended December 31, 2012
	Declared	Paid	Declared	Paid
Preferred Stock
Series A	$6.0	$6.0	$6.0	$6.0
Series B	2.1	2.1	2.1	2.1
Total Preferred Stock	8.1	8.1	8.1	8.1
Common Stock	21.8	16.0	11.7	13.8
Total (1)	$29.9	$24.1	$19.8	$21.9
—————
(1) The difference between declared and paid is the amount accrued on the consolidated balance sheets.

Accumulated Other Comprehensive Income
The following table summarizes the changes in each component of accumulated other comprehensive income (loss) ("AOCI"), net of 40% estimated tax:

	Foreign Currency Translation	Forward Contract Foreign Currency	Total Accumulated Other Comprehensive Income

Balance at December 31, 2012	$10.8	$1.8	$12.6
Unrealized (losses) gains, arising during the period	(13.7)	5.2	(8.5)
Amounts reclassified out of AOCI during the period	2.8	—	2.8
Taxes on unrealized (losses) gains, arising during the period	4.4	(2.1)	2.3
Balance at December 31, 2013	$4.3	$4.9	$9.2
The local currencies for our interests in foreign operations include the euro, the British pound sterling, and the Japanese yen. The related amounts on our balance sheets are translated into U.S. dollars at the exchange rates at the respective financial statement date, while amounts on our statements of operations are translated at the average exchange rates during the respective period. The increase in the unrealized losses on foreign currency translation is a result of the strengthening of the U.S. dollar against the Japanese yen which was offset by the weakening of U.S. dollar against the euro and British pound sterling during the year ended December 31, 2013.
In order to manage currency fluctuations, KWR entered into forward foreign currency contracts to hedge a portion of its Japanese yen-based investments. During the year ended December 31, 2013, the Company recognized an unrealized gain of $12.9 million related to these hedges from its portion of the hedge. The Company also has currency forward contracts to manage its exposure to currency fluctuations between its functional currency (U.S. dollars) and the functional currency (euros and GBP) of certain of its investments in Europe (see note 7 for more detail). During the year ended December 31, 2013, the Company recognized a gross unrealized loss of $5.3 million and $2.6 million related to its hedges on the euro and GBP currencies.

Additionally, during the year, KWR settled several Japanese yen-related hedges resulting in cash proceeds of $23.1 million, of which the Company received $10.8 million. The cash received as a result of unwinding these hedges will not be realized in our statement of operations until the underlying investment is substantially liquidated.

As a result of the substantial liquidation of U.K. Loan Pool, Kennedy Wilson has reclassified $2.8 million out of AOCI and recognized a loss in foreign currency translations in the accompanying consolidated statements of operations.

Noncontrolling Interests

Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries, and are presented separately on the balance sheet. As of December 31, 2013 and 2012 the Company has noncontrolling interest of $50.6 million and $9.1 million. The increase in noncontrolling interests during 2013 is primarily due to the Company's consolidation of the Ritz Carlton, Lake Tahoe during the fourth quarter. Kennedy Wilson recorded a $20.3 million increase to noncontrolling interest relating to the equity of the noncontrolling shareholders. In addition, there was an increase to noncontrolling

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

interest of $20.3 million relating to the net income associated with the noncontrolling shareholders primarily due to the acquisition-related gain from the consolidation of the Ritz Carlton, Lake Tahoe. See note 4.

NOTE 19—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
(Dollars in millions, except share amounts and per share data)	2013	2012	2011
Basic and diluted (loss) income per share attributable to Kennedy-Wilson Holdings, Inc. common shareholders:
Loss from continuing operations attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(14.8)	$(3.7)	$(2.8)
Income (loss) from discontinued operations, net of income taxes, attributable to Kennedy-Wilson Holdings Inc. common shareholders	0.3	(0.2)	0.4
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(14.5)	$(3.9)	$(2.4)

Loss from continuing operations attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(0.21)	$(0.07)	$(0.06)
Income from discontinued operations, net of income taxes, attributable to Kennedy-Wilson Holdings Inc. common shareholders	—	—	0.01
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(0.21)	$(0.07)	$(0.05)
Weighted average shares outstanding for basic and diluted loss per share	71,159,919	55,285,833	42,415,770
The dilutive shares from warrants, convertible securities, and un-vested restricted stock have not been included in the diluted weighted average shares as Kennedy Wilson has a net loss available to common shareholders for all periods presented above. There was a total of 13,494,478, 19,339,021 and 20,609,591 potentially dilutive securities as of December 31, 2013, 2012 and 2011.

NOTE 20—SEGMENT INFORMATION
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
KW Investments
Kennedy Wilson invests its capital in real estate assets and loans secured by real estate either on its own or with strategic partners through joint ventures, separate accounts, and commingled funds. We are typically the general partner in these joint ventures with a promoted interest in the profits of our investments beyond our ownership percentage. The Company has an average ownership interest across all investments of approximately 40%. Our equity partners include financial institutions, foundations, endowments, high net worth individuals and other institutional investors. See the "Business Segments" section in Item 1 for a more detailed discussion of the different components of the KW Investments segment.
Substantially all of the revenue—related party was generated via inter-segment activity for the years ended December 31, 2013, 2012 and 2011. Generally, this revenue consists of fees earned on investments in which Kennedy Wilson also has an ownership interest. The amounts representing investments with related parties and non-affiliates are included in the investment segment. No single third party client accounted for 10% or more of Kennedy Wilson's revenue during any period presented in these financial statements.
KW Services

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

KW Services offers a comprehensive line of real estate services for the full lifecycle of real estate ownership to clients that include financial institutions, institutional investors, insurance companies, developers, builders and government agencies. KW Services has four main lines of business: investment management, property services, research and auction and conventional sales. These four business lines generate revenue for us through fees and commissions. See the "Business Segments" section in Item 1 for a more detailed discussion of the different components of the KW Services segment.
We manage over 68 million square feet of properties for institutional clients and individual investors in the United States, Europe, and Japan, which includes assets we have ownership in and third party assets. With 24 offices throughout the United States, the United Kingdom, Ireland, Spain and Japan, we have the capabilities and resources to provide property services to real estate owners as well as the experience, as a real estate investor, to understand client concerns. The managers of KW Services have an extensive track record in their respective lines of business and the real estate community as a whole. Their knowledge and relationships is an excellent driver of business through the services business as well as on the investment front.
Additionally, KW Services plays a critical role in supporting the company's investment strategy by providing local market intelligence and real-time data for evaluating investments, generating proprietary transaction flow and creating value through efficient implementation of asset management or repositioning strategies.
The following tables summarize the income and expense activity by segment for the years ended December 31, 2013, 2012 and 2011 and total assets as of December 31, 2013, 2012 and 2011.

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Investments
Rental and other revenue	$43.0	$8.5	$5.1
Sale of real estate	10.1	2.3	0.4
Total revenue	53.1	10.8	5.5
Operating expenses	69.1	36.9	19.3
Depreciation and amortization	15.6	4.4	2.4
Total operating expenses	84.7	41.3	21.7
Equity in joint venture income	29.8	21.5	12.5
Income from loan pool participations and notes receivable	13.5	9.2	8.0
Total operating income	11.7	0.2	4.3
Other non-operating (expense) income and discontinued operations	(3.8)	6.3	2.4
Acquisition-related gains	56.6	25.5	6.3
Interest expense - property level debt	(11.8)	(2.5)	(1.6)
Income before (provision for) benefit from income taxes	$52.7	$29.5	$11.4

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Services
Management fees and commissions	$22.1	$20.8	$18.4
Management fees and commissions - related party	46.0	32.5	38.7
Total revenue	68.1	53.3	57.1
Operating expenses	40.7	33.1	31.4
Depreciation and amortization	1.3	0.2	0.1
Total operating expenses	42.0	33.3	31.5
Total operating income	26.1	20.0	25.6
Income before (provision for) benefit from income taxes	$26.1	$20.0	$25.6

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Corporate
Rental and other revenue	$—	$—	$—
Total revenue	—	—	—
Operating expenses	21.9	16.7	12.6
Depreciation and amortization	0.5	0.3	0.2
Total operating expenses	22.4	17.0	12.8
Total operating loss	(22.4)	(17.0)	(12.8)
Interest income	0.3	0.2	0.3
Interest expense - corporate debt	(39.9)	(26.1)	(19.0)
Loss before provision for income taxes	(62.0)	(42.9)	(31.5)
(Provision for) benefit from income taxes	(2.9)	0.2	2.0
Net loss	$(64.9)	$(42.7)	$(29.5)

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Consolidated
Management fees and commissions	$22.1	$20.8	$18.4
Management fees and commissions - related party	46.0	32.5	38.7
Rental and other income	43.0	8.5	5.1
Sale of real estate	10.1	2.3	0.4
Total revenue	121.2	64.1	62.6
Operating expenses	131.7	86.6	63.3
Depreciation and amortization	17.4	4.9	2.8
Total operating expenses	149.1	91.5	66.1
Equity in joint venture income	29.8	21.5	12.5
Interest income from loan pool participations and notes receivable	13.5	9.2	8.0
Operating income	15.4	3.3	17.0
Other non-operating (expense) income and discontinued operations	(3.5)	6.3	2.8
Acquisition-related gains	56.6	25.5	6.3
Interest expense - corporate debt	(39.9)	(26.1)	(19.0)
Interest expense - property level debt	(11.8)	(2.5)	(1.6)
Income before benefit from income taxes	16.8	6.5	5.5
(Provision for) benefit from income taxes	(2.9)	0.2	2.0
Net Income	$13.9	$6.7	$7.5

	December 31,
(Dollars in millions)	2013	2012
Assets
Investments	$1,537.4	$1,070.6
Services	132.6	105.4
Corporate	128.8	107.8
Total assets	$1,798.8	$1,283.8

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

	December 31,
(Dollars in millions)	2013	2012	2011
Expenditures for long lived assets
Investments	$168.5	$119.0	$2.7
Geographic Information:
The revenue shown in the table below is allocated based upon the country in which services are performed.

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011

United States	$85.7	$44.4	$39.8
United Kingdom	28.1	19.2	22.3
Ireland	7.0	—	—
Japan	0.4	0.5	0.5
Total Revenue	$121.2	$64.1	$62.6

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

NOTE 21—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of December 31, 2013 and 2012, respectively; consolidating statements of operations and comprehensive (loss) income for the years ended December 31, 2013, 2012, and 2011, respectively; and condensed consolidating statements of cash flows for the years ended December 31, 2013, 2012, and 2011, respectively, of (a) Kennedy-Wilson Holdings, Inc. on an unconsolidated basis as the parent (and guarantor), (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent guarantor, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries
Included in the guarantor subsidiaries column below are data for certain guarantor subsidiaries that were less than 100% owned by Kennedy Wilson as of December 31, 2010. Such guarantor subsidiaries were restructured prior to the exchange offer such that Kennedy Wilson owned 100% of all of the guarantor subsidiaries as of December 31, 2011. As a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of December 31, 2012 or 2011.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2013 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$48.2	$77.2	$52.8	$—	$178.2
Accounts receivable	—	0.2	1.9	3.1	—	5.2
Accounts receivable — related parties	—	0.9	5.1	5.4	—	11.4
Intercompany receivables	—	9.0	—	—	(9.0)	—
Notes receivable	—	0.7	51.2	0.8	—	52.7
Notes receivable — related parties	—	1.6	2.5	—	—	4.1
Intercompany loans receivable	—	57.4	—	—	(57.4)	—
Real estate, net of accumulated depreciation	—	—	145.3	523.5	—	668.8
Investments in joint ventures	—	7.5	563.3	180.6	—	751.4
Investments in and advances to consolidated subsidiaries	775.1	1,141.9	326.6	—	(2,243.6)	—
Investment in loan pool participations	—	—	34.7	—	—	34.7
Other assets	—	20.9	14.2	33.3	—	68.4
Goodwill	—	—	17.2	6.7	—	23.9
Total Assets	$775.1	$1,288.3	$1,239.2	$806.2	$(2,310.0)	$1,798.8

Liabilities
Accounts payable	$—	$0.3	$0.8	$1.5	$—	$2.6
Accrued expenses and other liabilities	6.8	23.1	14.2	20.2	—	64.3
Intercompany payables	—	—	—	9.0	(9.0)	—
Accrued salaries and benefits	—	22.5	2.2	7.5	—	32.2
Deferred tax liability	—	18.3	5.7	0.1	—	24.1
Senior notes payable	—	409.0	—	—	—	409.0
Intercompany loans payable	—	—	—	57.4	(57.4)	—
Mortgage loans and notes payable	—	—	74.4	333.3	—	407.7
Junior subordinated debentures	—	40.0	—	—	—	40.0
Total liabilities	6.8	513.2	97.3	429.0	(66.4)	979.9

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	768.3	775.1	1,141.9	326.6	(2,243.6)	768.3
Noncontrolling interests	—	—	—	50.6	—	50.6
Total equity	768.3	775.1	1,141.9	377.2	(2,243.6)	818.9
Total liabilities and equity	$775.1	$1,288.3	$1,239.2	$806.2	$(2,310.0)	$1,798.8

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2012 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$64.5	$38.5	$17.9	$—	$120.9
Short term investments	—	10.0	—	—	—	10.0
Accounts receivable	—	0.4	2.1	1.1	—	3.6
Accounts receivable — related parties	—	0.2	4.8	17.4	—	22.4
Intercompany receivables	—	3.3	—	—	(3.3)	—
Notes receivable	—	1.9	133.8	0.9	—	136.6
Intercompany loans receivable	—	39.6	—	—	(39.6)	—
Real estate, net of accumulated depreciation	—	—	93.9	195.5	—	289.4
Investments in joint ventures	—	5.7	450.2	87.3	—	543.2
Investments in and advances to consolidated subsidiaries	514.3	873.7	142.4	—	(1,530.4)	—
Investment in loan pool participations	—	—	95.6	—	—	95.6
Other assets	—	18.4	11.6	8.1	—	38.1
Goodwill	—	—	17.2	6.8	—	24.0
Total Assets	$514.3	$1,017.7	$990.1	$335.0	$(1,573.3)	$1,283.8

Liabilities
Accounts payable	$—	$0.8	$0.3	$0.7	$—	$1.8
Accrued expenses and other liabilities	—	14.9	7.2	7.3	—	29.4
Intercompany payables	—	—	—	3.3	(3.3)	—
Accrued salaries and benefits	4.7	17.9	1.6	0.8	—	25.0
Deferred tax liability	—	20.2	2.3	0.2	—	22.7
Senior notes payable	—	409.6	—	—	—	409.6
Intercompany loans payable	—	—	—	39.6	(39.6)	—
Mortgage loans payable	—	—	112.1	124.4	—	236.5
Junior subordinated debentures	—	40.0	—	—	—	40.0
Total liabilities	4.7	503.4	123.5	176.3	(42.9)	765.0

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	509.6	514.3	873.8	142.4	(1,530.4)	509.7
Noncontrolling interests	—	—	(7.2)	16.3	—	9.1
Total equity	509.6	514.3	866.6	158.7	(1,530.4)	518.8
Total liabilities and equity	$514.3	$1,017.7	$990.1	$335.0	$(1,573.3)	$1,283.8

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2013 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Management and leasing fees	$—	$—	$5.6	$12.5	$—	$18.1
Management and leasing fees—related party	—	—	16.7	19.3	—	36.0
Commissions	—	0.4	2.6	1.0	—	4.0
Commissions—related party	—	—	2.0	8.0	—	10.0
Rental and other income	—	0.1	6.7	36.2	—	43.0
Sale of real estate	—	—	10.1	—	—	10.1
Total revenue	—	0.5	43.7	77.0	—	121.2
Operating expenses
Commission and marketing expenses	—	0.3	2.9	0.4	—	3.6
Rental operating expense	—	—	3.5	15.4	—	18.9
Cost of real estate sold	—	—	7.9	—	—	7.9
Compensation and related expenses	7.5	31.9	14.8	22.5	—	76.7
General and administrative	0.3	9.4	5.1	9.8	—	24.6
Depreciation and amortization	—	0.9	4.8	11.7	—	17.4
Total operating expenses	7.8	42.5	39.0	59.8	—	149.1
Equity in joint venture income	—	2.9	40.5	(13.6)	—	29.8
Interest income from loan pool participations and notes receivable	—	—	13.5	—	—	13.5
Income (loss) from consolidated subsidiaries	21.7	105.4	51.3	—	(178.4)	—
Operating income (loss)	13.9	66.3	110.0	3.6	(178.4)	15.4
Non-operating income (expense)
Interest income	—	0.1	0.2	—	—	0.3
Interest income—related party	—	0.3	—	—	—	0.3
Acquisition related gains	—	—	—	56.6	—	56.6
Acquisition-related expenses	—	(0.2)	(0.4)	(1.0)	—	(1.6)
Interest expense - corporate debt	—	(39.9)	—	—	—	(39.9)
Interest expense - property level debt	—	—	(1.8)	(10.0)	—	(11.8)
Realized foreign currency exchange gain (loss)	—	—	(2.8)	—	—	(2.8)
Income (loss) from continuing operations before benefit (provision for) from income taxes	13.9	26.6	105.2	49.2	(178.4)	16.5
(Provision for) benefit from income taxes	—	(4.9)	—	2.0	—	(2.9)
Income (loss) from continuing operations	13.9	21.7	105.2	51.2	(178.4)	13.6
Loss from discontinued operations, net of income taxes	—	—	—	(0.3)	—	(0.3)
Loss from sale of real estate, net of income taxes	—	—	0.2	0.4	—	0.6
Net income (loss)	13.9	21.7	105.4	51.3	(178.4)	13.9
Net loss attributable to the noncontrolling interests	—	—	—	(20.3)	—	(20.3)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	13.9	21.7	105.4	31.0	(178.4)	(6.4)
Preferred stock dividends and accretion of issuance costs	(8.1)	—	—	—	—	(8.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$5.8	$21.7	$105.4	$31.0	$(178.4)	$(14.5)

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2012 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Management and leasing fees	$—	$0.4	$9.3	$6.1	$—	$15.8
Management and leasing fees — related party	—	—	10.2	14.3	—	24.5
Commissions	—	0.5	2.0	2.5	—	5.0
Commissions — related party	—	—	3.0	5.0	—	8.0
Rental and other income	—	—	1.3	7.2	—	8.5
Sale of real estate	—	—	2.3	—	—	2.3
Total revenue	—	0.9	28.1	35.1	—	64.1
Operating expenses
Commission and marketing expenses	—	0.3	3.6	0.7	—	4.6
Rental operating expenses	—	—	1.3	3.2	—	4.5
Cost of real estate sold	—	—	2.2	—	—	2.2
Compensation and related expenses	8.1	25.7	11.6	10.4	—	55.8
General and administrative	—	9.8	3.9	5.8	—	19.5
Depreciation and amortization	—	0.3	0.9	3.7	—	4.9
Total operating expenses	8.1	36.1	23.5	23.8	—	91.5
Equity in joint venture income	—	1.5	15.0	5.0	—	21.5
Interest income from loan pool participations and notes receivable	—	—	9.2	—	—	9.2
Income from consolidated subsidiaries	15.0	66.3	38.3	0.1	(119.7)	—
Operating income (loss)	6.9	32.6	67.1	16.4	(119.7)	3.3
Non-operating income (expense)
Interest income	—	0.1	—	—	—	0.1
Interest income — related party	—	2.8	—	—	—	2.8
Acquisition related gain	—	—	—	25.5	—	25.5
Gain on sale of marketable securities	—	4.3	—	—	—	4.3
Acquisition-related expenses	—	—	(0.1)	(0.6)	—	(0.7)
Interest expense - corporate debt	—	(25.6)	(0.5)	—	—	(26.1)
Interest expense - property level debt	—	—	—	(2.5)	—	(2.5)
Income (loss) before benefit from income taxes	6.9	14.2	66.5	38.8	(119.7)	6.7
Benefit from income taxes	—	0.7	—	(0.5)	—	0.2
Net income (loss) from continuing operations	6.9	14.9	66.5	38.3	(119.7)	6.9
Income from discontinued operations, net of income taxes	—	—	—	—	—	—
(Loss) gain from sale of real estate, net of income taxes	—	—	(0.2)	—	—	(0.2)
Net income (loss)	6.9	14.9	66.3	38.3	(119.7)	6.7
Net income attributable to the noncontrolling interests	—	—	(0.3)	(2.2)	—	(2.5)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	6.9	14.9	66.0	36.1	(119.7)	4.2
Preferred dividends and accretion of preferred stock issuance costs	(8.1)	—	—	—	—	(8.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(1.2)	$14.9	$66.0	$36.1	$(119.7)	$(3.9)

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2011 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Management and leasing fees	$—	$0.7	$3.4	$8.5	$—	$12.6
Management and leasing fees — related party	—	—	13.3	1.2	—	14.5
Commissions	—	3.3	0.9	1.6	—	5.8
Commissions — related party	—	—	5.3	18.9	—	24.2
Rental and other income	—	—	1.1	4.0	—	5.1
Sale of real estate	—	—	0.4	—	—	0.4
Total revenue	—	4.0	24.4	34.2	—	62.6
Operating expenses
Commission and marketing expenses	—	0.9	2.7	0.4	—	4.0
Rental operating expenses	—	—	1.5	1.8	—	3.3
Cost of real estate sold	—	—	0.4	—	—	0.4
Compensation and related expenses	5.1	18.1	11.8	6.1	—	41.1
General and administrative	—	9.0	3.2	2.3	—	14.5
Depreciation and amortization	—	0.2	0.5	2.1	—	2.8
Total operating expenses	5.1	28.2	20.1	12.7	—	66.1
Equity in joint venture income	—	0.4	9.9	2.2	—	12.5
Interest income from loan pool participations and notes receivable	—	—	7.9	0.1	—	8.0
Income (loss) from consolidated subsidiaries	12.5	51.1	28.8	—	(92.4)	—
Operating income	7.4	27.3	50.9	23.8	(92.4)	17.0
Non-operating income (expense)
Interest income	—	0.2	0.2	—	—	0.4
Interest income — related party	—	2.0	—	—	—	2.0
Acquisition related gain	—	—	—	6.3	—	6.3
Interest expense - corporate debt	—	(19.0)	—	—	—	(19.0)
Interest expense - property level debt	—	—	(0.3)	(1.3)	—	(1.6)
Income before benefit from income taxes	7.4	10.5	50.8	28.8	(92.4)	5.1
Benefit from income taxes	—	2.0	—	—	—	2.0
Net income (loss) from continuing operations	7.4	12.5	50.8	28.8	(92.4)	7.1
Income from discontinued operations, net of income taxes	—	—	—	—	—	—
(Loss) gain from sale of real estate, net of income taxes	—	—	0.4	—	—	0.4
Net income (loss)	7.4	12.5	51.2	28.8	(92.4)	7.5
Net income attributable to the noncontrolling interests	—	(0.1)	(0.4)	(0.7)	—	(1.2)
Net income attributable to Kennedy-Wilson Holdings, Inc.	7.4	12.4	50.8	28.1	(92.4)	6.3
Preferred dividends and accretion of preferred stock issuance costs	(8.7)	—	—	—	—	(8.7)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(1.3)	$12.4	$50.8	$28.1	$(92.4)	$(2.4)

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2013 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net Income	$13.9	$21.7	$105.4	$51.3	$(178.4)	$13.9

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation gain (loss)	(9.3)	(9.3)	(10.0)	0.8	18.5	(9.3)
Amounts reclassified from accumulated other comprehensive income	2.8	2.8	2.8	—	(5.6)	2.8
Unrealized forward contract forward currency gain (loss)	3.1	3.1	5.0	—	(8.1)	3.1
Total other comprehensive income (loss) for the period	$(3.4)	$(3.4)	$(2.2)	$0.8	$4.8	$(3.4)

Comprehensive income	10.5	18.3	103.2	52.1	(173.6)	10.5
Comprehensive income attributable to noncontrolling interests	—	—	—	(20.3)	—	(20.3)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$10.5	$18.3	$103.2	$31.8	$(173.6)	$(9.8)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2012 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net Income (loss)	$6.9	$14.9	$66.3	$38.3	$(119.7)	$6.7

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	3.3	3.3	—	—	(3.3)	3.3
Unrealized foreign currency translation gain (loss)	(1.5)	(1.5)	(2.2)	(0.3)	4.0	(1.5)
Unrealized forward contract forward currency gain (loss)	5.7	5.7	6.4	—	(12.1)	5.7
Total other comprehensive income (loss) for the period	7.5	7.5	4.2	(0.3)	(11.4)	7.5

Comprehensive income (loss)	$14.4	$22.4	$70.5	$38.0	$(131.1)	$14.2
Comprehensive income attributable to noncontrolling interests	—	—	—	(2.6)	—	(2.6)
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$14.4	$22.4	$70.5	$35.4	$(131.1)	$11.6

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2011 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net Income (loss)	$7.4	$12.5	$51.2	$28.8	$(92.4)	$7.5

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	(3.2)	(3.2)	—	—	3.2	(3.2)
Unrealized foreign currency translation gain (loss)	1.5	1.5	2.0	—	(3.5)	1.5
Unrealized forward contract forward currency gain (loss)	(2.3)	(2.3)	(2.3)	—	4.6	(2.3)
Total other comprehensive income (loss) for the period	(4.0)	(4.0)	(0.3)	—	4.3	(4.0)

Comprehensive income (loss)	$3.4	$8.5	$50.9	$28.8	$(88.1)	$3.5
Comprehensive income attributable to noncontrolling interests	—	(0.1)	(0.4)	(0.6)	—	(1.1)
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$3.4	$8.4	$50.5	$28.2	$(88.1)	$2.4

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2013 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash provided by operating activities	$0.6	$(67.0)	$47.6	$50.1	$31.3
Cash flows from investing activities:
Additions to notes receivable	—	(31.4)	(19.6)	—	(51.0)
Settlements of notes receivable	—	1.2	38.1	0.1	39.4
Additions to notes receivable—related party	—	(8.2)	(2.5)	—	(10.7)
Settlements of notes receivable—related party	—	6.6	—	—	6.6
Sale of participation interests	—	—	3.8	—	3.8
Sale of participation interests—related party	—	—	2.8	—	2.8
Capitalized development costs	—	(1.4)	—	—	(1.4)
Non refundable escrow deposits	—	(4.0)	—	—	(4.0)
Net proceeds from sale of real estate	—	—	9.8	0.3	10.1
Purchases of and additions to real estate	—	—	(62.4)	(106.1)	(168.5)
Investment in marketable securities	—	—	(3.7)	—	(3.7)
Short term investment	—	10.0	—	—	10.0
Investing distributions from joint ventures	—	0.4	73.9	7.2	81.5
Contributions to joint ventures	—	(2.3)	(195.3)	(125.1)	(322.7)
Investing distributions from loan pool participation	—	—	93.9	—	93.9
Contributions to loan pool participation	—	—	(34.9)	—	(34.9)
(Investments in) distributions from consolidated subsidiaries, net	(262.6)	104.4	43.8	114.4	—
Net cash (used in) provided by investing activities	(262.6)	75.3	(52.3)	(109.2)	(348.8)
Cash flow from financing activities:
Borrowings under lines of credit	—	125.0	—	—	125.0
Repayment of lines of credit	—	(125.0)	—	—	(125.0)
Borrowings under mortgage loans payable	—	—	41.1	71.4	112.5
Repayment of mortgage loans payable	—	—	—	(1.7)	(1.7)
Debt issue costs	—	(1.3)	(0.3)	(0.6)	(2.2)
Issuance of common stock	275.9	—	—	—	275.9
Repurchase of common stock	(3.8)	—	—	—	(3.8)
Repurchase of warrants	(1.4)	—	—	—	(1.4)
Exercise of warrants	15.4	—	—	—	15.4
Dividends paid	(24.1)	—	—	—	(24.1)
Contributions from noncontrolling interests	—	—	—	1.4	1.4
Distributions to noncontrolling interests	—	—	—	(0.6)	(0.6)
Intercompany receivables, net	—	(23.5)	—	23.5	—
Net cash provided by (used in) financing activities	262.0	(24.8)	40.8	93.4	371.4
Effect of currency exchange rate changes on cash and cash equivalents	—	0.2	2.6	0.6	3.4
Net change in cash and cash equivalents	—	(16.3)	38.7	34.9	57.3
Cash and cash equivalents, beginning of year	—	64.5	38.5	17.9	120.9
Cash and cash equivalents, end of year	$—	$48.2	$77.2	$52.8	$178.2

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2012 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Cash flows (used in) provided by operating activities:	$(0.6)	$(59.1)	$82.2	$(5.8)	$16.7
Cash flows from investing activities:
Additions to notes receivable	—	—	(167.9)	—	(167.9)
Settlements of notes receivable	—	0.2	6.8	0.1	7.1
Additions to notes receivable - related party	—	(17.1)	—	—	(17.1)
Settlements of notes receivable - related party	—	9.1	—	—	9.1
Net proceeds from sale of real estate	—	18.7	—	—	18.7
Purchases of and additions to real estate	—	—	(33.8)	(85.2)	(119.0)
Short term investment	—	(10.0)	—	—	(10.0)
Proceeds from sale of marketable securities	—	34.1	—	—	34.1
Investing distributions from joint ventures	—	—	38.0	0.7	38.7
Contributions to joint ventures	—	(1.2)	(177.3)	(0.1)	(178.6)
Investing distributions from loan pool participation	—	—	58.1	—	58.1
Contributions to loan pool participations	—	—	(72.9)	—	(72.9)
(Investments in) distributions from consolidated subsidiaries, net	(82.1)	(116.0)	194.6	3.5	—
Net cash (used in) provided by investing activities	(82.1)	(82.2)	(154.4)	(81.0)	(399.7)
Cash flow from financing activities:
Borrowings under senior notes payable	—	160.3	—	—	160.3
Borrowings under lines of credit	—	85.8	—	—	85.8
Repayment of lines of credit	—	(85.8)	—	—	(85.8)
Borrowings under mortgage loans payable	—	—	108.2	49.5	157.7
Debt issue costs	—	(7.3)	—	—	(7.3)
Issuance of common stock	106.2	—	—	—	106.2
Repurchase of warrants	(1.6)	—	—	—	(1.6)
Dividends paid	(21.9)	—	—	—	(21.9)
Acquisitions of noncontrolling interests	—	—	—	(0.5)	(0.5)
Contributions from noncontrolling interests	—	—	—	0.4	0.4
Distributions from noncontrolling interests	—	—	—	(4.9)	(4.9)
Intercompany receivables, net	—	(42.9)	—	42.9	—
Net cash provided by financing activities	82.7	110.1	108.2	87.4	388.4
Effect of currency exchange rate changes on cash and cash equivalents	—	(0.1)	—	(0.3)	(0.4)
Net change in cash and cash equivalents	—	(31.3)	36.0	0.3	5.0
Cash and cash equivalents, beginning of year	—	95.8	2.5	17.6	115.9
Cash and cash equivalents, end of year	$—	$64.5	$38.5	$17.9	$120.9

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2011 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Consolidated Total
Cash flows (used in) provided by operating activities:	$—	$(32.0)	$11.1	$24.3	$3.4
Cash flows from investing activities:
Additions to notes receivable	—	—	(6.1)	—	(6.1)
Settlements of notes receivable	—	—	3.6	—	3.6
Additions to notes receivable - related party	—	(35.3)	—	—	(35.3)
Settlements of notes receivable - related party	—	4.9	—	—	4.9
Net proceeds from sale of real estate	—	—	7.1	—	7.1
Purchases of and additions to real estate	—	—	(2.6)	(0.1)	(2.7)
Investment in marketable securities	—	(32.8)	—	—	(32.8)
Distributions from joint ventures	—	—	17.9	5.4	23.3
Contributions to joint ventures	—	(2.0)	(100.8)	(2.6)	(105.4)
Investing distributions from loan pool participations	—	—	66.4		66.4
Contributions to loan pool participations	—	—	(130.5)	—	(130.5)
(Investments in) distributions from consolidated subsidiaries, net	(104.8)	(44.0)	146.8	2.0	—
Net cash provided by (used in) investing activities	(104.8)	(109.2)	1.8	4.7	(207.5)
Cash flow from financing activities:
Borrowings under notes payable	—	249.3	—	—	249.3
Repayment of notes payable	—	(20.5)	—	(4.3)	(24.8)
Borrowings under lines of credit	—	74.0	—	—	74.0
Repayment of lines of credit	—	(101.8)	—	—	(101.8)
Borrowings under mortgage loans payable	—	—	5.0	12.1	17.1
Repayment of mortgage loans payable	—	—	(15.6)	(22.0)	(37.6)
Debt issue costs	—	(7.2)	—	(0.5)	(7.7)
Issuance of preferred stock	123.1	—	—	—	123.1
Repurchase of common stock	(0.5)	—	—	—	(0.5)
Repurchase of warrants	(6.1)	—	—	—	(6.1)
Dividends paid	(11.7)	—	—	—	(11.7)
Contributions from noncontrolling interests	—	—	1.6	2.8	4.4
Distributions from noncontrolling interests	—	—	(4.8)	(0.3)	(5.1)
Net cash (used in) provided by financing activities	104.8	193.8	(13.8)	(12.2)	272.6
Effect of currency exchange rate changes on cash and cash equivalents	—	0.4	0.1	—	0.5
Net change in cash and cash equivalents	—	53.0	(0.8)	16.8	69.0
Cash and cash equivalents, beginning of year	—	42.8	3.3	0.8	46.9
Cash and cash equivalents, end of year	$—	$95.8	$2.5	$17.6	$115.9
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

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

NOTE 22—UNAUDITED QUARTERLY INFORMATION

(Dollars in millions, except earnings per share amounts)
Year Ended December 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$22.4	$36.0	$33.2	$29.6
Operating expenses	27.6	40.1	37.3	44.0
Equity in joint venture income	(0.3)	11.9	9.4	8.8
Interest income from loan pool participations and notes receivable	2.9	3.3	4.0	3.3
Operating income (loss)	(2.6)	11.1	9.3	(2.3)
Non-operating (expenses) income	(1.9)	(12.9)	(11.3)	27.2
Income (loss) before provision for income taxes	(4.5)	(1.8)	(2.0)	24.9
Benefit from (provision for) income taxes	1.7	0.5	(0.8)	(4.3)
Income (loss) from continuing operations	(2.8)	(1.3)	(2.8)	20.6
Income from discontinued operations, net of income taxes	—	—	(0.3)	—
Gain from sale of real estate	0.2	—	0.4	—
Net income (loss)	(2.6)	(1.3)	(2.7)	20.6
Net (income) loss attributable to noncontrolling interests	1.0	0.9	0.7	(22.9)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. shareholders	(1.6)	(0.4)	(2.0)	(2.3)
Preferred stock dividends and accretion of issuance costs	(2.0)	(2.1)	(2.1)	(2.0)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(3.6)	$(2.5)	$(4.1)	$(4.3)
Basic (loss) earnings per share	$(0.06)	$(0.03)	$(0.06)	$(0.05)
Diluted (loss) earnings per share	(0.06)	(0.03)	(0.06)	(0.05)

(Dollars in millions, except earnings per share amounts)
Year ended December 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$11.8	$14.1	$15.2	$23.0
Operating expenses	15.4	18.4	20.8	36.9
Equity in joint venture income	5.5	5.1	1.8	9.1
Interest income from loan pool participations and notes receivable	0.5	2.9	3.7	2.1
Operating income (loss)	2.4	3.7	(0.1)	(2.7)
Non-operating (expenses) income	(2.2)	(5.8)	(6.5)	17.9
Income (loss) before provision for income taxes	0.2	(2.1)	(6.6)	15.2
Benefit from income taxes	1.5	1.1	2.5	(4.9)
Income (loss) from continuing operations	1.7	(1.0)	(4.1)	10.3
Income from discontinued operations, net of income taxes	—	—	—	—
Loss from sale of real estate	(0.2)	—	—	—
Net income (loss	1.5	(1.0)	(4.1)	10.3
Net (income) loss attributable to noncontrolling interests	(2.8)	(0.1)	(0.1)	0.5
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(1.3)	(1.1)	(4.2)	10.8
Preferred stock dividends and accretion of issuance costs	(2.0)	(2.1)	(2.0)	(2.0)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(3.3)	$(3.2)	$(6.2)	$8.8
Basic (loss) earnings per share	$(0.07)	$(0.06)	$(0.11)	$0.15
Diluted (loss) earnings per share	(0.07)	(0.06)	(0.11)	0.15

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(continued)
December 31, 2013, 2012 and 2011

NOTE 23—SUBSEQUENT EVENTS

In January 2014, Kennedy Wilson completed an offering of 9.2 million shares of its common stock, which raised $190.8 million of net proceeds.
The Company also announced that it will pay a dividend of $0.09 per share, a 29% increase from the previous quarter, to common shareholders of record as of March 31, 2014 with a payment date of April 8, 2014. The quarterly payment equates to an annual dividend of $0.36 per common share.

On February 28, 2014, the Company subscribed for a total of £122.0 million (approximately $203.0 million) of ordinary shares in the initial public offering of Kennedy Wilson Europe Real Estate Plc (“KWE”, LSE:KWE). The Company's investment will consist of £87.0 million (approximately $145.0 million) of cash subscription and the contribution of £35.0 million (approximately $58.0 million) of assets acquired by Kennedy Wilson in the first quarter of 2014. KWE announced the closing of its initial public offering on February 28, 2014, raising approximately £1 billion (approximately $1.7 billion) in gross proceeds (including the exercise of the £91 million (approximately $151 million) over-allotment option). Immediately following the closing, the Company’s investment represented approximately 12.2% of KWE’s total share capital, making the Company the largest shareholder of KWE. One of its wholly-owned subsidiaries will act as KWE's external manager, in which capacity the Company will be entitled to receive certain management and performance fees. In addition, KWE will be provided priority access to all investment opportunities sourced by us in Europe.

In February 2014, Kennedy Wilson drew $65 million on its unsecured credit facility. There is $75 million available on the credit facility.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2013

(Dollars in millions)			Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Balance at December 31, 2013 (1)
Description	Region	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Depreciable Life in Years	Date of Construction	Date Acquired
Commercial
Commercial building	Western U.S.	$18.7	$11.2	$18.5	$0.9	$11.2	$19.3	$30.5	$(0.2)	39 yrs	1955/1981/1982	2013
Retail	Western U.S.	3.9	1.3	4.2	—	1.3	4.2	5.5	—	39 yrs	1981	2013
Retail	Western U.S.	3.0	1.4	0.8	—	1.4	0.8	2.2	—	39 yrs	1971/1982/1983	2013
Retail	Western U.S.	4.8	2.1	2.9	—	2.1	2.9	5.0	—	39 yrs	1958/1974-1976/1985/1989/2006	2013
Retail	Western U.S.	12.3	5.1	7.8	0.5	5.1	8.4	13.5	(0.1)	39 yrs	1989	2013
Retail	Western U.S.	8.0	3.5	7.4	—	3.5	7.4	10.9	—	39 yrs	1980/1983	2013
Retail	Western U.S.	7.3	2.7	6.7	—	2.7	6.7	9.4	—	39 yrs	1975	2013
Commercial building	Ireland	—	0.7	0.5	—	0.7	0.5	1.2	—	39 yrs	1840/2000	2013
Commercial building	Western U.S.	29.0	8.8	31.4	1.3	8.8	32.7	41.5	(0.9)	39 yrs	1991	2012
Commercial building	Western U.S.	7.0	1.0	8.1	0.1	1.0	8.2	9.2	(0.2)	39 yrs	1983	2012
Industrial/Land	Western U.S.	2.1	1.1	1.9	—	1.1	1.9	3.0	(0.1)	39 yrs	N/A	2011
Retail	Western U.S.	0.6	0.4	0.4	—	0.4	0.4	0.8	—	39 yrs	N/A	2011
Commercial building	Western U.S.	12.0	6.2	15.0	1.2	6.2	16.3	22.5	(1.0)	39 yrs	2007	2011
Commercial building	Japan	2.4	4.0	3.2	0.3	4.2	3.3	7.5	(0.9)	37 yrs	2007	2008
Multifamily
615-unit multifamily building	Western U.S.	92.1	30.0	90.1	0.6	30.0	90.7	120.7	(1.8)	39 yrs	1965/2006	2013
450-unit multifamily building	Western U.S.	49.7	18.4	43.0	0.7	18.4	43.7	62.1	(0.8)	39 yrs	1974	2013
297-unit multifamily building	Western U.S.	22.4	3.9	25.8	—	3.9	25.8	29.7	—	39 yrs	1999	2013
178-unit Apartment building	Western U.S.	23.5	12.3	18.5	2.0	12.3	20.4	32.7	(0.7)	39 yrs	1975	2012
217-unit Multifamily property	Western U.S.	26.0	2.6	41.4	—	2.5	39.5	42.0	(1.1)	39 yrs	2011	2012
366-unit Apartment building	Western U.S.	33.1	9.1	36.3	1.6	9.1	37.9	47.0	(1.1)	39 yrs	2000	2012
204-unit Apartment building	Western U.S.	14.3	5.3	20.2	1.1	5.3	21.3	26.6	(5.5)	39 yrs	1986	2008

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation (continued)
December 31, 2013

(Dollars in millions)			Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Balance at December 31, 2013 (1)
Description	Region	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Depreciable Life in Years	Date of Construction	Date Acquired
Residential
Condominium units	Western U.S.	28.0	9.8	95.3	—	9.8	95.3	105.1	(0.2)	39 yrs	2006	2013
Condominium units	Western U.S.	—	—	2.3	—	—	0.6	0.6	—	39 yrs	2007	2010
Single family home	Western U.S.	—	4.1	4.2	0.4	4.5	4.3	8.8	(0.6)	39 yrs	2008	2008
Land
18 acres	Western U.S.	1.6	2.3	—	—	2.3	—	2.3	—	N/A	N/A	2011
Single family home lot	Western U.S.	—	4.1	—	0.3	4.4	—	4.4	—	N/A	N/A	2010
2700 acres	Western U.S.	—	31.8	3.8	4.5	35.6	4.3	39.9	(0.6)	N/A	1912	2010
Grand Total		$401.8	$183.2	$489.7	$15.5	$187.8	$496.8	$684.6	$(15.8)

(1) The tax basis of all the properties in aggregate totaled $608.1 million.

Changes in real estate for the years ended December 31 2013, 2012 and 2011 were as follows:

	For the year ended December 31,
(Dollars in millions)	2013	2012	2011
Balance at the beginning of period	$296.8	$121.3	$86.7
Additions during the period:
Improvements	8.9	1.8	3.4
Acquisitions	391.4	193.7	38.8
Deductions during the period:
Dispositions	(12.5)	(20.0)	(7.6)
Balance at close of period	$684.6	$296.8	$121.3

Changes in accumulated depreciation for the years ended December 31 were as follows:

	For the year ended December 31,
(Dollars in millions)	2013	2012	2011
Balance at the beginning of period	$7.4	$5.4	$4.0
Additions during the period:
Depreciation expense	8.4	2.0	1.4
Deductions during the period:
Dispositions	—	—	—
Balance at close of period	$15.8	$7.4	$5.4

See accompanying report of independent registered public accounting firm.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Schedule IV—Mortgage Loans on Real Estate
December 31, 2013
(Dollars in millions)

Description	Region	Interest Rate	Final Maturity Date	Balloon Amount	Face Amount of Mortgages	Carrying Amount December 31, 2013	Principal Amount of Loans Subject to Delinquent Principal or Interest
Commercial
Commercial building	Western U.S.	LIBOR + 2.00%	2017	$25.4	$29.0	$29.0	$—
Commercial building	Western U.S.	LIBOR + 3.50%	2014	7.0	7.0	7.0	—
Retail	Western U.S.	Prime + 1.00%	2016	0.6	0.6	0.6	—
Industrial/Land	Western U.S.	Prime + 1.00%	2016	2.1	2.1	2.1	—
Commercial building	Western U.S.	6.75%	2016	12.0	12.0	12.0	—
Commercial building	Western U.S.	LIBOR + 2.00%	2016	18.5	18.7	18.7	—
Retail	Western U.S.	4.79%	2018	3.6	4.0	3.9	—
Retail	Western U.S.	5.00%	2015	2.9	3.9	3.0	—
Retail	Western U.S.	Prime + 0.50%	2015	4.5	4.9	4.8	—
Retail	Western U.S.	4.10%	2020	10.6	12.4	12.3	—
Retail	Western U.S.	5.75%	2023	6.1	8.1	8.0	—
Retail	Western U.S.	5.00%	2023	6.0	7.3	7.3	—
Commercial building	Japan	1.77%	2016	2.4	2.4	2.4	—
Multifamily
178-unit Apartment building	Western U.S.	Adjustable rate + 2.07%	2022	19.5	23.5	23.5	—
217-unit Multifamily property	Western U.S.	3.35%	2023	21.0	26.0	26.0	—
366-unit Apartment building	Western U.S.	4.71%	2020	22.7	26.3	27.4	—
366-unit Apartment building	Western U.S.	5.43%	2020	4.6	5.3	5.7	—
204-unit Apartment building	Western U.S.	4.19%	2018	13.0	14.4	14.3	—
615-unit multifamily property	Western U.S.	4.31%	2020	60.3	70.8	71.9	—
615-unit multifamily property	Western U.S.	4.64%	2020	16.8	19.3	20.2	—
450-unit multifamily property	Western U.S.	3.58%	2023	41.1	49.7	49.7	—
297 - unit multifamily property	Western U.S.	4.93%	2026	19.0	22.4	22.4	—
Residential
Condominium units	Western U.S.	5.00%	2014	28.0	28.0	28.0	—
Land
18 acres	Western U.S.	Prime + 1.00%	2016	1.6	1.6	1.6	—
				$349.3	$399.7	$401.8	$—

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Schedule IV—Mortgage Loans on Real Estate (continued)
December 31, 2013
(Dollars in millions)

Activity for the year ended December 31, 2013 is as follows:

Balance - December 31, 2012	$230.7
New mortgage loans	112.5
Other additions	141.6
Amortization of mortgage premium	(0.7)
Payments of principal	(1.7)
Foreclosures	—
Loan loss reserve	—
Other deductions	(80.6)
Balance - December 31, 2013	$401.8

See accompanying report of independent registered public accounting firm.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and procedures
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
Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation our disclosure controls and procedures as of December 31, 2013. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Management’s Report on Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

KPMG LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report included in this report.

Changes in Internal Control Over Financial Reporting

There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2013 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 11.	Executive Compensation
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2013 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2013 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2013 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2013 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this annual report:

(1)
Financial Statements. See the accompanying Index to Consolidated Financial Statements, which appears on page 46 of the annual report. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page 46 of this report, are incorporated by reference into this Item 15.

(2)
Financial Statement Schedules. Schedules III and IV are listed in the Index to Consolidated Financial Statements, which appear beginning on page 101 of this report, are incorporated by reference into this Item 15. All other Financial Statement Schedules have been omitted because the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the notes thereto.

(3)	Exhibits. See Item 15(b) below.

(b) Exhibits. The exhibits listed on the Exhibit Index set forth below on page 110 are filed as part of, or are incorporated by reference into, this annual report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March 2014.

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

Name	Title	Date

/S/ WILLIAM J. MCMORROW William J. McMorrow	Chief Executive Officer (principal executive officer) and Chairman	March 3, 2014

/S/ JUSTIN ENBODY Justin Enbody	Chief Financial Officer (principal financial officer and principal accounting officer)	March 3, 2014

/S/ KENT MOUTON Kent Mouton	Director	March 3, 2014

/S/ JERRY R. SOLOMON Jerry R. Solomon	Director	March 3, 2014

/S/ NORM CREIGHTON Norm Creighton	Director	March 3, 2014

/S/ STANLEY ZAX Stanley Zax	Director	March 3, 2014

/S/ DAVID A. MINELLA David A. Minella	Director	March 3, 2014

/S/ CATHY HENDRICKSON Cathy Hendrickson	Director	March 3, 2014

EXHIBIT INDEX

Exhibit No.	Description
3.1(2)	Second Amended and Restated Certificate of Incorporation.
3.2(3)	Amended and Restated Bylaws.
4.1(14)	Specimen Common Stock Certificate.
4.2(4)	Form of Warrant Certificate.
4.3(5)	Amended and Restated Warrant Agreement between Continental Stock Transfer & Trust Company and Kennedy- Wilson Holdings, Inc.
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

4.21(50)
Thirteenth Supplemental Indenture, dated as of February 13, 2013, among Kennedy-Wilson, Inc., KW Fund IV La Barranca, LLC (formerly KW HP 11, LLC), the subsidiary guarantor parties thereto, Kennedy-Wilson Holdings, Inc., and Wilmington Trust, National Association, as trustee

4.22(51)
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

4.25(52)	Supplemental Indenture No. 2, dated as of February 14, 2013, among Kennedy-Wilson, Inc., the subsidiary guarantor parties thereto and Wilmington Trust, National Association, as trustee
4.26(34)
Registration Rights Agreement, dated as of December 6, 2012, among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantor parties thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC

4.27*
Nineteenth Supplemental Indenture to the 2019 Notes Indenture, dated as of January 6, 2014, among Kennedy-Wilson, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.

4.28*
Twentieth Supplemental Indenture to the 2019 Notes Indenture, dated as of January 16, 2014, among Kennedy-Wilson, Inc., the released guarantors party thereto and Wilmington Trust, National Association, as trustee.

4.29(29)	Form of Indenture (the “2042 Notes Indenture”), dated as of November 28, 2012, between Kennedy-Wilson, Inc. and Wilmington Trust, National Association, as trustee.
4.30(30)
Supplemental Indenture No. 1 to the 2042 Notes Indenture, dated as of November 28, 2012, among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantor party thereto and Wilmington Trust, National Association, as trustee.

4.31(52)
Supplemental Indenture No. 2 to the 2042 Notes Indenture, dated as of February 14, 2013, among Kennedy-Wilson, Inc., the subsidiary guarantor parties thereto and Wilmington Trust, National Association, as trustee.

4.32(53)	Supplemental Indenture No. 3 to the 2042 Notes Indenture, dated as of May 28, 2013, among Kennedy-Wilson, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.
4.33(54)	Supplemental Indenture No. 4 to the 2042 Notes Indenture, dated as of July 15, 2013, among Kennedy-Wilson, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.
4.34(55)
Supplemental Indenture No. 5 to the 2042 Notes Indenture, dated as of September 6, 2013, among Kennedy-Wilson, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.

4.35(56)	Supplemental Indenture No. 6 to the 2042 Notes Indenture dated as of October 31, 2013, among Kennedy-Wilson, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.
4.36*	Supplemental Indenture No. 7 to the 2042 Notes Indenture dated as of January 6, 2014, among Kennedy-Wilson, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.
4.37*
Supplemental Indenture No. 8 to the 2042 Notes Indenture dated as of January 16, 2014, among Kennedy-Wilson, Inc., the released guarantors party thereto and Wilmington Trust, National Association, as trustee.

4.38(34)
Registration Rights Agreement, dated as of December 6, 2012, by and among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantors party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC

10.1(38)	Kennedy-Wilson Holdings, Inc. 2009 Equity Participation Plan.
10.2(39)	Form of Amended and Restated Consultant Restricted Stock Award Agreement to Kennedy-Wilson Holdings, Inc. 2009 Equity Participation Plan.
10.3(39)	Form of Amended and Restated Director Restricted Stock Award Agreement to Kennedy-Wilson Holdings, Inc. 2009 Equity Participation Plan.
10.4(39)	Form of Amended and Restated Employee Restricted Stock Award Agreement to Kennedy-Wilson Holdings, Inc. 2009 Equity Participation Plan.
10.5(37)	Promissory Note issued by Kennedy-Wilson, Inc. to The Guardian Life Insurance Company of America on November 3, 2008.

10.6†(37)	Fifteenth Amendment to Employment Agreement by Kennedy-Wilson, Inc. and William J. McMorrow.
10.7(39)	Employment Agreement dated August 14, 1992 between Kennedy-Wilson and William J. McMorrow.
10.8†(37)	Amendment to Employment Agreement dated as of January 1, 1993 between Kennedy-Wilson and William J. McMorrow.
10.9†(37)	Second Amendment to Employment Agreement dated as of between January 1, 1994 Kennedy-Wilson and William J. McMorrow.
10.10(40)	Third Amendment to Employment Agreement dated as of March 31, 1995 between Kennedy-Wilson and William J. McMorrow.
10.11†(40)	Fourth Amendment to Employment Agreement dated as of January 1, 1996 Kennedy-Wilson and William J. McMorrow.
10.12†(37)	Amendment to Employment Agreement dated as of February 28, 1996 between Kennedy-Wilson and William J. McMorrow.
10.13†(15)	Fifth Amendment to Employment Agreement dated as of May 19, 1997 between Kennedy-Wilson and William J. McMorrow.
10.14†(37)	Sixth Amendment to Employment Agreement dated as of August 20, 1998 between Kennedy-Wilson and William J. McMorrow.
10.15†(37)	Seventh Amendment to Employment Agreement dated as of August 9, 1999 between Kennedy-Wilson and William J. McMorrow.
10.16†(37)	Eighth Amendment to Employment Agreement dated as of January 3, 2000 between Kennedy-Wilson and William J. McMorrow.
10.17†(37)	Ninth Amendment to Employment Agreement dated as of October 1, 2000 between Kennedy-Wilson and William J. McMorrow.
10.18†(37)	Tenth Amendment to Employment Agreement dated as of April 22, 2002 between Kennedy-Wilson and William J. McMorrow.
10.19†(37)	Eleventh Amendment to Employment Agreement dated as of October 1, 2003 between Kennedy-Wilson and William J. McMorrow.
10.20†(37)	Twelfth Amendment to Employment Agreement dated as of April 21, 2004 between Kennedy-Wilson and William J. McMorrow.
10.21†(37)	Thirteenth Amendment to Employment Agreement dated as of January 1, 2008 between Kennedy-Wilson and William J. McMorrow.
10.22†(37)	Fourteenth Amendment to Employment Agreement dated as of February 1, 2009 between Kennedy-Wilson and William J. McMorrow.
10.23†(37)	Employment Agreement dated February 1, 2009 between Kennedy-Wilson and Mary L. Ricks.
10.24†(37)	First Amendment to Employment Agreement dated June 1, 2009 between Kennedy-Wilson and Mary L. Ricks.
10.25†(37)	Second Amendment to Employment Agreement by Kennedy-Wilson, Inc. and Mary L. Ricks.
10.26†(37)	Employment Agreement dated June 15, 2009 between Kennedy-Wilson and Donald J. Herrema.
10.27†(37)	First Amendment to Employment Agreement by Kennedy-Wilson, Inc. and Donald J. Herrema.
10.28†(37)	Employment Agreement dated April 1, 1996 between Kennedy-Wilson and Freeman Lyle.
10.29†(37)	Business Loan Agreement dated July 29, 2009 between Kennedy-Wilson, Inc. and Pacific Western Bank.
10.30†(41)	Amended and Restated Loan Agreement dated June 5, 2008 between Kennedy-Wilson, Inc. and U.S. Bank National Association.
10.31†(1)
Revolving Loan Agreement, dated as of August 5, 2010, by and among Kennedy-Wilson, Inc., U.S. Bank National Association, as agent, lead arranger and book manager, U.S. Bank National Association, as lender, East-West Bank, as lender, and any other bank that becomes a party thereto.

10.32†(57)	Repayment Guaranty, dated as of August 5, 2010, by Kennedy-Wilson Holdings, Inc. in favor of U.S Bank National Association, as agent for the lenders.
10.33†(58)	Fee Letter, dated as of August 5, 2010.
10.34†(1)
Modification Agreement, dated June 29, 2012, by and among Kennedy-Wilson, Inc., U.S. Bank National Association, as administrative agent, U.S. Bank National Association, as lender and East-West Bank, as lender.

10.35†(1)
Second Modification Agreement, dated September 19, 2013, by and among Kennedy-Wilson, Inc., U.S. Bank National Association, as administrative agent, U.S. Bank National Association, as lender, East-West Bank, as lender and The Governor and Company of the Bank of Ireland, as lender.

10.36†(37)	Junior Subordinated Indenture dated, January 31, 2007 between Kennedy-Wilson, Inc. and The Bank of New York Trust Company, National Association, as trustee.
10.37†(37)	First Amendment to Office Lease dated March 5, 1999 between Wilshire-Camden Associates and Kennedy-Wilson, Inc.
10.38(37)	Second Amendment to Lease dated June 2, 1999 between Wilshire-Camden Associates and Kennedy-Wilson, Inc.
10.39(37)	Third Amendment to Office Lease dated December 20, 2002 between Brighton Enterprises, LLC and Kennedy-Wilson, Inc.
10.40(37)	Fourth Amendment to Office Lease dated September 11, 2003 between Wilshire-Camden Associates and Kennedy-Wilson, Inc.
10.41(37)	Fifth Amendment to Office Lease dated January 7, 2006 between Douglas Emmett 2000, LLC and Kennedy-Wilson, Inc.
10.42(37)
Standard Office Lease dated March 3, 2009 by and among 9701-Hempstead Plaza, LLC, 9701-Carolina Gardens LLC, 9701-West Point Realty LLC, 9701-Dakota Leasing LLC and 9701-Iowa Leasing LLC and Kennedy-Wilson Inc.

10.43(37)
Second Amended and Restated Guaranty of Payment dated November 4, 2008 by Arthur S. Levine, as Trustee of the Ray J. Rutter Trust, Arthur S. Levine, as Trustee of the Susan Ray Rutter Trust, and Arthur S. Levine, as Trustee of the Robert Jonathan Rutter Trust, and Kennedy-Wilson Inc., to Bank Midwest N.A.

10.44(37)	Amended and Restated Guaranty dated October 25, 2007 Agreement by Kennedy-Wilson, Inc. in favor of Bank of America, N.A., as agent for lenders.
10.45(37)	Amendment to Irrevocable standby letters of credit dated October 26, 2007 from Bank of America to the beneficiary, City of Walnut Creek on behalf of Fairways 340 LLC.
10.46(37)	Guaranty Agreement made as of August 14, 2007 by Kennedy-Wilson, Inc. in favor of Bank of America, N.A., as agent for lenders.
10.47 (37)	Repayment Guaranty made as of September 4, 2007 by Kennedy-Wilson, Inc. in favor of Wachovia Bank, N.A., as agent for lenders.
10.48(37)	Commercial Guaranty made as of September 13, 2007 by Kennedy-Wilson, Inc., to Pacific Western Bank, on behalf of Windscape Village LLC.
10.49(37)	Repayment Guaranty made as of May 9, 2007 by Kennedy-Wilson, Inc. and KW Property Fund I, L.P. for the benefit of Wachovia Bank National Association.
10.50(37)	Commercial Guaranty dated January 16, 2009 to Pacific Western Bank by KWI Property Fund I, L.P.
10.51 (37)	Guaranty made as of May 29, 2008 by Kennedy-Wilson, Inc. and KW Property Fund III, L.P. for the benefit of Deutsche Bank, AG.
10.52(37)	Guaranty made as of September 9, 2005, by Kennedy-Wilson, Inc., a Delaware corporation, in favor of Bank of America, N.A.
10.53 (37)	Repayment Guaranty made as of September 4, 2007 by KWI Property Fund I, L.P. and KW Property Fund II, L.P., Delaware limited partnerships in favor of Wachovia Bank, N.A., as agent for lenders. [x]
10.54(40)	Fourteenth Amendment to Employment Agreement dated January 1, 2009 between Kennedy-Wilson Properties and James Rosten.
10.55(40)
First Amendment to Forfeiture Agreement dated October 22, 2009 between Prospect Acquisition Corp., De Guardiola Advisors, Inc., De Guardiola Holdings, Inc., Flat Ridge Investments LLC, LLM Structured Equity Fund L.P, LLM Investors L.P., CMS Platinum Fund, L.P., SJC Capital LLC, Michael P. Castine, Daniel Gressel, Michael Downey, James J. Cahill, John Merchant and Kennedy-Wilson, Inc.

10.56†(40)	Waiver and Modification with respect to Employment Agreements dated October 22, 2009 between Kennedy-Wilson, Inc. and William J. McMorrow, Mary L. Ricks and Donald J. Herrema.
10.57(42)	Agreement, dated as of November 11, 2009, by and between Prospect Acquisition Corp. and Victory Park Capital Advisors, LLC.
10.58(42)	Form of Stock Purchase Agreement, among Prospect Acquisition Corp., David A. Minella, LLM Structured Equity Fund L.P., and LLM Investors L.P.
10.59(42)	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Credit Suisse Securities (USA) LLC.

10.60(42)	Stock Purchase Agreement, dated as of November 11, 2009, by and between Prospect Acquisition Corp. and Nisswa Acquisition Master Fund, Ltd.
10.61(42)	Share Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Milton Arbitrage Partners, LLC.
10.62(43)	Stock Purchase Agreement.
10.63(44)	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Arrowgrass Master Fund Ltd.
10.64(44)	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Bulldog Investors.
10.65(44)	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Del Mar Master Fund Ltd.
10.66(44)	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Citigroup Global Markets Inc.
10.67(44)	Share Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and IBS (MF) Ltd. In Respect of Glazer Merger Arbitrage Series.
10.68(44)	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Glazer Offshore Fund Ltd.
10.69(44)	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and Glazer Capital Management, LP.
10.70(44)	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and HFR MA Select Opportunity Master Trust.
10.71(44)	Stock Purchase Agreement, dated as of November 12, 2009, by and between Prospect Acquisition Corp. and GSS Offshore SPC-Glazer Segregated Portfolio.
10.72(45)	Waiver and Modification With Respect to Employment Agreement Amendments.
10.73(46)	Securities Purchase Agreement, dated June 28, 2011, by and among Kennedy-Wilson Holdings, Inc., a Delaware corporation and the Purchasers named thereto.
10.74(47)	Transfer Agreement dated December 28, 2011 between KW Executive Loan Partners I LLC and K-W Properties.
10.75(47)
Membership Interest Acquisition Agreement dated December 28, 2011 by and among KW Summer House Manager, LLC, K-W Properties, KW Summer House Executives, LLC and the members of KW Summer House Executives, LLC as set forth therein.

10.76(47)
Membership Interest Acquisition Agreement dated December 28, 2011 by and among KW Montclair, LLC, K-W Properties, KW Montclair Executives, LLC and the members of KW Montclair Executives, LLC set forth therein.

10.77(47)
Membership Interest Acquisition Agreement dated December 28, 2011 by and among KW Montclair, LLC, K-W Properties, KW Montclair Executives, LLC and the members of KW Montclair Executives, LLC set forth therein

10.78(47)
Membership Interest Acquisition Agreement dated December 28, 2011 by and among KW Blossom Hill Manager, LLC, K-W Properties, KW Blossom Hill Executives, LLC and the members of KW Blossom Hill Executives, LLC set forth therein.

10.79(47)	Membership Interest Acquisition Agreement dated December 28, 2011 by and among KWF Investors I, LLC, K-W Properties, KWF Executives I, LLC and the members of KWF Executives I, LLC set forth therein
10.80(47)
Membership Interest Acquisition Agreement dated December 28, 2011 by and among KWF Investors II, LLC, K-W Properties, KWF Executives II, LLC, and the members of KWF Executives II, LLC set forth therein.

10.81(47)
Membership Interest Acquisition Agreement dated December 28, 2011 by and among KWF Investors III, LLC, K-W Properties, KWF Executives III, LLC, and the members of KWF Executives III, LLC set forth therein.

10.82(47)	Membership Interest Acquisition Agreement dated December 28, 2011 by and among KWF Investors V, LLC, K-W Properties, KWF Executives V, LLC, and the members of KWF Executives V, LLC set forth therein.
10.83(47)
Membership Interest Acquisition Agreement dated December 28, 2011 by and among KW - Richmond, LLC, K-W Properties, KW Executives - Richmond, LLC, and the members of KW Executives - Richmond, LLC set forth therein.

10.84(47)
Membership Interest Acquisition Agreement dated December 28, 2011 by and among SG KW Venture I Manager, LLC, K-W Properties, SG KW Venture I Executives, LLC, and the members of SG KW Venture I Executives, LLC set forth therein.

10.85(48)	Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan.
10.86*	Form of First Amendment to Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Restricted Stock Award Agreement
10.87†*	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Employee Restricted Stock Award Agreement
10.88†*	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Consultant Restricted Stock Award Agreement
10.89(59)	Consulting Agreement, dated as of December 31, 2013, among Kennedy-Wilson, Inc., Barry S. Schlesinger and CV I R.E. Services, LLC.
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page).
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.
31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
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

__________

†	Management Contract, Compensation Plan or Agreement.

(1)	Filed as an Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed August 5, 2010.

(2)	Filed as Annex D to Amendment No. 5 to the Registrant's Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.

(3)	Filed as Exhibit 3.2 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-145110) filed October 26, 2007 and incorporated by reference herein.

(4)	Filed as Exhibit A to Annex C to Amendment No. 5 to the Registrant's Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.

(5)	Filed as Annex C to Amendment No. 5 to the Registrant's Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.

(6)	Reserved.

(7)	Reserved.

(8)	Reserved.

(9)	Reserved.

(10)	Reserved.

(11)	Reserved

(12)	Reserved.

(13)	Reserved.

(14)	Filed as an Exhibit to the Registrant's Registration Statement on Amendment no. 1 to Form 8-A (File No.: 333-145110) filed on November 16, 2009 and incorporated by reference herein.

(15)	Reserved.

(16)	Reserved.

(17)	Reserved.

(18)	Reserved.

(19)	Reserved.

(20)	Reserved.

(21)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed April 7, 2011.

(22)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed April 13, 2011.

(23)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed May 21, 2010.

(24)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed August 16, 2010.

(25)	Reserved.

(26)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed December 30, 2011.

(27)	Reserved.

(28)	Filed as Exhibit 10.1 to Kennedy-Wilson Holding, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed June 29, 2012.

(29)	Filed as Exhibit 4.3 to Kennedy-Wilson Holding, Inc.'s Registration Statement on Form S-3 (File No. 333-184752) filed November 5, 2012.

(30)	Filed as Exhibit 4.2 to Kennedy-Wilson Holding, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed November 28, 2012.

(31)	Filed as Exhibit 4.11 to Kennedy-Wilson Holding, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed December 7, 2012.

(32)	Filed as Exhibit 4.12 to Kennedy-Wilson Holding, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed December 7, 2012.

(33)	Filed as Exhibit 4.13 to Kennedy-Wilson Holding, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed December 7, 2012.

(34)	Filed as Exhibit 4.14 to Kennedy-Wilson Holding, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed December 7, 2012.

(35)	Filed as Exhibit 10.105 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed September 24, 2009.

(36)	Filed as Exhibit 10.11 to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 10-K (File No.: 001-33824) filed on March 31, 2008 and incorporated by reference herein.

(37)	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.

(38)	Filed as Annex E to Amendment No. 5 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.

(39)	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-8 (File No.: 333-164928) filed on February 16, 2010 and incorporated by reference herein.

(40)	Filed as an Exhibit to Amendment No. 2 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 23, 2009 and incorporated by reference herein.

(41)	Filed as an Exhibit to Amendment No. 1 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 16, 2009 and incorporated by reference herein.

(42)	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed November 11, 2009.

(43)	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed November 12, 2009.

(44)	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed November 13, 2009.

(45)	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed November 19, 2009.

(46)	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed June 29, 2011 and incorporated by reference herein.

(47)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed December 30, 2011.

(48)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed January 30, 2012..

(49)	Filed as an Exhibit to Registrant's Current Report on Form 8-K (File No.: 001-33824) filed June 29, 2012 and incorporated by reference herein.

(50)	Filed as Exhibit 4.21 to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 10-K (File No.: 001-33824) filed on March 12, 2013 and incorporated by reference herein.

(51)	Filed as Exhibit 4.22 to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 10-K (File No.: 001-33824) filed on March 12, 2013 and incorporated by reference herein.

(52)	Filed as Exhibit 4.25 to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 10-K (File No.: 001-33824) filed on March 12, 2013 and incorporated by reference herein.

(53)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33824) filed on May 29, 2013.

(54)	Incorporated by reference to Exhibit 4.27 to the Registrant’s Registration Statement on Form S-3 (File No. 333-192059) filed November 1, 2013.

(55)	Incorporated by reference to Exhibit 4.28 to the Registrant’s Registration Statement on Form S-3 (File No. 333-192059) filed November 1, 2013.

(56)	Incorporated by reference to Exhibit 4.29 to the Registrant’s Registration Statement on Form S-3 (File No. 333-192059) filed November 1, 2013.

(57)	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed August 5, 2010.

(58)	Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed August 5, 2010.

(59)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed on December 31, 2013.

*	Filed herewith
(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.