Form 10-K/A
period 2013-12-31
Kennedy-Wilson Holdings, Inc.
filed 2014-03-31
CIK 1408100

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

DOCUMENTS INCORPORATED BY REFERENCE
Part III of the registrant's Annual Report on Form 10-K filed on March 3, 2014 incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders to be held on or around June 19, 2014, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2013.

EXPLANATORY NOTE

Kennedy-Wilson Holdings, Inc., a Delaware corporation (the “Company”), is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2014 (the “Original Report”), to amend Item 15 of the Original Report and include separate financial statements of the following entities, as required pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended:

•	Bay Fund Opportunity, LLC and Subsidiaries

•	KW Real Estate Fund IV, L.P.

•	One Baxter Way, LP

•	KW Funds - 303 North Glenoaks, LLC and KW Funds - 6100 Wilshire, LLC

•	Bay Area Smart Growth Fund II, LLC

•	KWF Real Estate Venture X, LP

•	KWF Real Estate Venture XII, L.P

•	Egret Limited and its subsidiaries

•	KWF Real Estate Venture XIII, L.P

•	KWVF Panther Holdco Limited

•	KWF Real Estate Venture XV, L.P.

•	KW Residential, LLC

•	WH Valle Di Oro 79, LLC

•	KW Stadium Gateway Partners, LLC

•	KW Marina View, LLC

•	KWI America Multifamily, LLC and KW SV Investment West Coast, LLC

•	KWF Real Estate Venture VI, L.P

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
(a) The following documents are filed as part of this annual report:

(1)
Financial Statements. See the Index to Consolidated Financial Statements, which appears on page 46 of the Original Report. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page 47 of the Original Report, are incorporated by reference into this Item 15.

(2)
Financial Statement Schedules. Schedules III and IV are listed in the Index to Consolidated Financial Statements, which appear beginning on page 101 of the Original Report, are incorporated by reference into this Item 15. All other Financial Statement Schedules have been omitted because the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the notes thereto.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2014.

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

4.35(56)	Supplemental Indenture No. 6 to the 2042 Notes Indenture dated as of October 31, 2013, among Kennedy-Wilson, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.
4.36	Supplemental Indenture No. 7 to the 2042 Notes Indenture dated as of January 6, 2014, among Kennedy-Wilson, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.
4.37
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

10.85(48)	Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan.
10.86**	Form of First Amendment to Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Restricted Stock Award Agreement

10.87†**	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Employee Restricted Stock Award Agreement
10.88†**	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Consultant Restricted Stock Award Agreement
10.89(59)	Consulting Agreement, dated as of December 31, 2013, among Kennedy-Wilson, Inc., Barry S. Schlesinger and CV I R.E. Services, LLC.
21**	List of Subsidiaries
23.1*	Consent of Independent Auditors
23.2*	Consent of Independent Auditors
23.3*	Consent of Independent Auditors
23.4*	Consent of Independent Auditors
23.5*	Consent of Independent Auditors
23.6*	Consent of Independent Auditors
23.7*	Consent of Independent Auditors
23.8*	Consent of Independent Auditors
23.9*	Consent of Independent Auditors
23.10*	Consent of Independent Auditors
23.11*	Consent of Independent Auditors
23.12*	Consent of Independent Auditors
23.13*	Consent of Independent Auditors
23.14*	Consent of Independent Auditors
23.15*	Consent of Independent Auditors
23.16*	Consent of Independent Auditors
23.17*	Consent of Independent Auditors
24.1*	Power of Attorney (included on signature page).
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.
31.2*	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
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

__________

†	Management Contract, Compensation Plan or Agreement.

(1)	Filed as an Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed August 5, 2010.

(2)	Filed as Annex D to Amendment No. 5 to the Registrant's Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.

(3)	Filed as Exhibit 3.2 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-145110) filed October 26, 2007 and incorporated by reference herein.

(4)	Filed as Exhibit A to Annex C to Amendment No. 5 to the Registrant's Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.

(5)	Filed as Annex C to Amendment No. 5 to the Registrant's Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.

(6)	Reserved.

(7)	Reserved.

(8)	Reserved.

(9)	Reserved.

(10)	Reserved.

(11)	Reserved

(12)	Reserved.

(13)	Reserved.

(14)	Filed as an Exhibit to the Registrant's Registration Statement on Amendment no. 1 to Form 8-A (File No.: 333-145110) filed on November 16, 2009 and incorporated by reference herein.

(15)	Reserved.

(16)	Reserved.

(17)	Reserved.

(18)	Reserved.

(19)	Reserved.

(20)	Reserved.

(21)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed April 7, 2011.

(22)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed April 13, 2011.

(23)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed May 21, 2010.

(24)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed August 16, 2010.

(25)	Reserved.

(26)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed December 30, 2011.

(27)	Reserved.

(28)	Filed as Exhibit 10.1 to Kennedy-Wilson Holding, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed June 29, 2012.

(29)	Filed as Exhibit 4.3 to Kennedy-Wilson Holding, Inc.'s Registration Statement on Form S-3 (File No. 333-184752) filed November 5, 2012.

(30)	Filed as Exhibit 4.2 to Kennedy-Wilson Holding, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed November 28, 2012.

(31)	Filed as Exhibit 4.11 to Kennedy-Wilson Holding, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed December 7, 2012.

(32)	Filed as Exhibit 4.12 to Kennedy-Wilson Holding, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed December 7, 2012.

(33)	Filed as Exhibit 4.13 to Kennedy-Wilson Holding, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed December 7, 2012.

(34)	Filed as Exhibit 4.14 to Kennedy-Wilson Holding, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed December 7, 2012.

(35)	Filed as Exhibit 10.105 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed September 24, 2009.

(36)	Filed as Exhibit 10.11 to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 10-K (File No.: 001-33824) filed on March 31, 2008 and incorporated by reference herein.

(37)	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.

(38)	Filed as Annex E to Amendment No. 5 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.

(39)	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-8 (File No.: 333-164928) filed on February 16, 2010 and incorporated by reference herein.

(40)	Filed as an Exhibit to Amendment No. 2 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 23, 2009 and incorporated by reference herein.

(41)	Filed as an Exhibit to Amendment No. 1 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 16, 2009 and incorporated by reference herein.

(42)	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed November 11, 2009.

(43)	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed November 12, 2009.

(44)	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed November 13, 2009.

(45)	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed November 19, 2009.

(46)	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed June 29, 2011 and incorporated by reference herein.

(47)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed December 30, 2011.

(48)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed January 30, 2012..

(49)	Filed as an Exhibit to Registrant's Current Report on Form 8-K (File No.: 001-33824) filed June 29, 2012 and incorporated by reference herein.

(50)	Filed as Exhibit 4.21 to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 10-K (File No.: 001-33824) filed on March 12, 2013 and incorporated by reference herein.

(51)	Filed as Exhibit 4.22 to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 10-K (File No.: 001-33824) filed on March 12, 2013 and incorporated by reference herein.

(52)	Filed as Exhibit 4.25 to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 10-K (File No.: 001-33824) filed on March 12, 2013 and incorporated by reference herein.

(53)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33824) filed on May 29, 2013.

(54)	Incorporated by reference to Exhibit 4.27 to the Registrant’s Registration Statement on Form S-3 (File No. 333-192059) filed November 1, 2013.

(55)	Incorporated by reference to Exhibit 4.28 to the Registrant’s Registration Statement on Form S-3 (File No. 333-192059) filed November 1, 2013.

(56)	Incorporated by reference to Exhibit 4.29 to the Registrant’s Registration Statement on Form S-3 (File No. 333-192059) filed November 1, 2013.

(57)	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed August 5, 2010.

(58)	Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed August 5, 2010.

(59)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed on December 31, 2013.

*	Filed herewith

**	Filed previously
(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above

3-09 FINANCIAL STATEMENTS
Kennedy-Wilson Holdings, Inc.

Independent Auditors' Report
The Members
Bay Fund Opportunity, LLC and Subsidiaries:

We have audited the accompanying consolidated financial statements of Bay Fund Opportunity, LLC and subsidiaries, which comprise the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of operations, changes in members' equity, and cash flows for each of the years in the two-year period then ended, and the related notes to the consolidated financial statements.
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
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay Fund Opportunity, LLC and subsidiaries as of December 2012, and the results of their operations and their cash flows for each of the years in the two-year period then ended, in accordance with U.S. generally accepted accounting principles.
The accompanying consolidated balance sheet of Bay Fund Opportunity, LLC and subsidiaries as of December 31, 2013 and the related statements of operations, changes in members' equity, and cash flows for the year then ended were not audited by us, and accordingly, we do not express an opinion on them.

/s/ KPMG LLP

Dallas, Texas
March 21, 2013

BAY FUND OPPORTUNITY, LLC AND SUBSIDIARIES
(A California Limited Liability Company)
Consolidated Balance Sheets

	December 31,
	2013	2012
Assets	(unaudited)
Real estate
Land	$21,874,072	$21,874,072
Building and improvements	87,566,335	87,566,335
Fixtures and equipment	944,198	838,938
Total	110,384,605	110,279,345
Less accumulated depreciation	(12,610,146)	(10,335,695)
Total real estate, net	97,774,459	99,943,650
Cash and cash equivalents	1,585,568	1,219,321
Tax escrow	225,950	143,449
Capital and financing escrow deposits	499,473	714,749
Deferred financing costs, net	666,053	230,298
Accounts receivable	68,229	47,521
Prepaid expenses and other assets	18,802	37,837
Total assets	$100,838,534	$102,336,825
Liabilities and members' equity
Liabilities
Accounts payable and accrued expenses	$1,431,038	$1,451,183
Reserve for future warranty claims	344,500	392,000
Security deposits from tenants	415,654	384,303
Prepaid rent	13,036	4,723
Mortgages payable	47,610,010	57,998,348
Total liabilities:	49,814,238	60,230,557
Commitments and contingencies (note 6)
Members' equity
Bay Fund Opportunity, LLC	51,024,296	42,106,268
Total members' equity	51,024,296	42,106,268
Total liabilities and members' equity	$100,838,534	$102,336,825
See accompanying notes to the consolidated financial statements.

BAY FUND OPPORTUNITY, LLC AND SUBSIDIARIES
(A California Limited Liability Company)
Consolidated Statements of Operations

	Year ended December 31,
	2013	2012	2011
	(unaudited)
Revenue
Rental income	$8,647,554	$8,088,922	$7,711,417
Other income	—	—	831,948
Total revenue	8,647,554	8,088,922	8,543,365
Expenses
Real estate and other taxes	1,444,142	1,356,675	1,185,142
Property insurance	52,048	57,797	56,981
Homeowners association fees	1,970,786	1,926,489	1,850,042
Repairs, maintenance and utilities	658,131	560,523	530,743
Depreciation	2,274,451	2,292,647	2,277,048
Marketing and promotion	188,413	148,936	141,646
General, administrative and other	76,881	85,963	68,977
Management fees (note 5)	410,409	399,906	510,427
Letter of credit fees	9,823	50,000	67,764
Mortgage interest	1,744,442	1,746,528	2,676,208
Total expenses	8,829,526	8,625,464	9,364,978
Net loss	(181,972)	(536,542)	(821,613)
Net loss attributable to noncontrolling interest	—	—	553,885
Net loss attributable to Bay Fund Opportunity, LLC	$(181,972)	$(536,542)	$(267,728)
See accompanying notes to the consolidated financial statements.

BAY FUND OPPORTUNITY, LLC AND SUBSIDIARIES
(A California Limited Liability Company)
Consolidated Statements of Members' Equity

	Members' Equity	Noncontrolling Interest	Total
Balance, December 31, 2009 (unaudited)	$37,003,889	$2,557,955	$39,561,844
Contributions (unaudited)	197,027	—	197,027
Net income (loss) (unaudited)	34,622	(2,004,070)	(1,969,448)
Balance, December 31, 2010 (unaudited)	37,235,538	553,885	37,789,423
Contributions	6,500,000	—	6,500,000
Net loss	(267,728)	(553,885)	(821,613)
Balance, December 31, 2011	43,467,810	—	43,467,810
Distributions	(825,000)	—	(825,000)
Net loss	(536,542)	—	(536,542)
Balance, December 31, 2012	42,106,268	—	42,106,268
Contributions (unaudited)	9,800,000	—	9,800,000
Distributions (unaudited)	(700,000)	—	(700,000)
Net loss (unaudited)	(181,972)	—	(181,972)
Balance, December 31, 2013 (unaudited)	$51,024,296	$—	$51,024,296
See accompanying notes to the consolidated financial statements.

BAY FUND OPPORTUNITY, LLC AND SUBSIDIARIES
(A California Limited Liability Company)
Consolidated Statements of Cash Flows

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities:	(unaudited)
Net loss	$(181,972)	$(536,542)	$(821,613)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,274,451	2,292,647	2,277,048
Amortization of deferred financing costs	340,943	266,817	184,802
Change in assets and liabilities:
Tax escrow	(82,501)	160,515	18,330
Accounts receivable	(20,708)	(364)	24,977
Prepaid expenses and other assets	19,035	5,866	(1,145)
Accounts payable and accrued expenses	(20,145)	(31,902)	(770,838)
Reserve for future warranty claims	(47,500)
Security deposits from tenants	31,351	(12,932)	(11,468)
Prepaid rent	8,313	1,602	(1,945)
Net cash flow provided by operating activities	2,321,267	2,145,707	898,148
Cash flows from investing activities:
Additions to real estate	(105,260)	(124,927)	(109,011)
Net cash flow used in by investing activities	(105,260)	(124,927)	(109,011)
Cash flow from financing activities:
Principal payments on mortgage loans	(58,788,338)	(892,515)	(6,358,936)
Origination of mortgage loan	48,400,000
Mortgage loan costs	(776,698)	(116,355)	(327,831)
Changes in capital and financing escrow deposits	215,276	12,615	57,276
Contributions from members	9,800,000	—	6,500,000
Distributions to members	(700,000)	(825,000)	—
Net cash flow used in financing activities	(1,849,760)	(1,821,255)	(129,491)
Net increase in cash and cash equivalents	366,247	199,525	659,646
Cash and cash equivalents, beginning of year	1,219,321	1,019,796	360,150
Cash and cash equivalents, end of year	$1,585,568	$1,219,321	$1,019,796
Supplemental disclosure of noncash financing activities:
Interest paid	$1,417,975	$1,504,773	$2,601,842
See accompanying notes to the consolidated financial statements.

BAY FUND OPPORTUNITY, LLC AND SUBSIDIARIES
(A California Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2013 (unaudited), 2012 and 2011

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

BAY FUND OPPORTUNITY, LLC AND SUBSIDIARIES
(A California Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2013 (unaudited), 2012 and 2011

IMPAIRMENT OF LONG-LIVED ASSETS—In accordance with Financial Standards Accounting Board (FASB) Accounting Standards Codification (ASC) 360, Property, Plant, and Equipment, for long‑lived assets, the asset or asset group is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, the Company will evaluate the property by comparing the carrying amount of the asset or asset group to the estimated future undiscounted cash flows of the property. Estimated future cash flows include estimated costs to develop the property whether these costs would be recognized as an expense or capitalized in future periods. Future interest costs that are necessary to develop the property, and therefore capitalizable, are also included. If impairment exists, an impairment loss will be recognized based on the amount by which the carrying amount exceeds the fair value of the asset or asset group. For the years ended December 31, 2013 (unaudited), 2012, and 2011, there were no impairments recorded.
CONCENTRATION OF RISK—The Company's real estate is concentrated in California. Adverse conditions in the sector or geographic location would likely result in a material decline in the value of the Company's investments.
NONCONTROLLING INTERESTS—Noncontrolling interests in the financial statements reflect the interests of noncontrolling members in Marina Cove and Shores.
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
Management has evaluated the Company's tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements in order to comply with the provisions of ASC 740, Income Taxes. The Company is not subject to income tax examinations by U.S. federal, state or local tax authorities for years before 2010.
NOTE 3—MORTGAGES PAYABLE
Mortgages secured by Marina Cove and Shores totaled $47,610,010 (unaudited) and $57,998,348 as of December 31, 2013 and 2012, respectively. In April 2013, the Company paid off its existing mortgages with the proceeds of new mortgages in the aggregate principal amount of $48,400,000 (unaudited) and additional capital contributions of $9,800,000 (unaudited) from the members. The mortgages are collateralized by the properties and bear interest of 3 month LIBOR + 2.50% (approximately 2.75% at December 31, 2013). The mortgages mature on May 1, 2018 and require monthly principal and interest payments through maturity.
Aggregate principal payments due under the loans secured by real estate are as follows:

	Marina Cove	Marina Shores	Total
2014	$419,321	$970,758	$1,390,079
2015	430,955	997,690	1,428,645
2016	442,893	1,025,328	1,468,221
2017	455,162	1,053,731	1,508,893
2018	12,613,366	29,200,806	41,814,172
Thereafter	—	—	—
Total	$14,361,697	$33,248,313	$47,610,010

NOTE 4—MEMBERSHIP INTEREST CHANGES
In May 2011, KW - Richmond, LLC acquired an additional interest of 24.07% in the Company for $7,000,000 from BASGF II - Richmond, LLC, increasing its interest in the Company from 24.23% to 48.30%.

BAY FUND OPPORTUNITY, LLC AND SUBSIDIARIES
(A California Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2013 (unaudited), 2012 and 2011

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

Membership interest as of December 31, 2013 (unaudited), 2012, and 2011
	KW Richmond, LLC	KW Richmond, LLC	BASGF II Richmond, LLC	KW Executives Richmond, LLC	Total
12/31/2013	45.04%	25.43%	25.96%	3.57%	100.00%
12/31/2012	45.04%	25.43%	25.96%	3.57%	100.00%
12/31/2011	45.04%	25.43%	25.96%	3.57%	100.00%
NOTE 5—FEES PAID TO AFFILIATES
The Company has entered into an agreement with Emerald Fund, Inc., an affiliate of the Company to provide various asset and property management services in return for a management fee. During the years ended December 31, 2013, 2012, and 2011, management fees incurred for such services totaled $410,409 (unaudited), $399,906, and $510,427, respectively.
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
NOTE 7—SUBSEQUENT EVENTS
In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition and disclosure through March 31, 2014, the date at which the financial statements were available to be issued, and determined there are no other items to disclose.

Independent Auditors’ Report

The Partners
Kennedy Wilson Real Estate Fund IV, L.P.

We have audited the accompanying financial statements of Kennedy Wilson Real Estate Fund IV, L.P., which comprise the statements of financial condition, including the schedules of investments, as of December 31, 2013 and 2012, and the related statements of operations, partners' capital, and cash flows for the years then ended, and the related notes to the financial statements.

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
Auditors’ Responsibility
Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditors’ judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kennedy Wilson Real Estate Fund IV, L.P. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in accordance with U.S. generally accepted accounting principles.
The accompanying statements of financial condition of Kennedy Wilson Real Estate Fund IV, L.P., including the schedules of investments, as of December 31, 2011, and the related statements of operations, partners' capital, and cash flows for the period from January 28, 2011 (inception) through December 31, 2011, were not audited by us, and accordingly, we do not express an opinion on them.

/s/ KPMG LLP

Los Angeles, California
March 31, 2014

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Statements of Financial Condition

	December 31,
	2013	2012
Assets
Investments at fair value (cost $177,681,995 in 2013 and $128,447,755 in 2012)	$194,060,981	$143,763,155
Cash and cash equivalents	1,322	1,607,141
Accounts receivable	—	67,127
Prepaid expenses	—	534,424
Total assets	$194,062,303	$145,971,847
Liabilities and partners' capital
Liabilities
Accounts payable and accrued expenses	$700	$17,245
Notes payable	—	3,012,905
Total liabilities	700	3,030,150
Partners' capital
General partner and special limited partner	3,343,086	1,508,996
Limited partners	190,718,517	141,432,701
Total partners’ capital	194,061,603	142,941,697
Total liabilities and partners’ capital	$194,062,303	$145,971,847
See accompanying notes to financial statements.

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Schedule of Investments
December 31, 2013

Ownership interest	Security description	Percentage of total investments	Cost	Fair value

85.02%	Kennedy Wilson REF IV AG, LLC, an entity holding interests in twenty-four office, retail and multifamily real estate investments located in California, Oregon, Washington, Arizona, Utah, Colorado and Hawaii, and four investments in loan pool participations and notes	100.00%	$177,681,995	$194,060,981
	Total investments	100.00%	$177,681,995	$194,060,981

See the following page for the full listing of investments held by Kennedy Wilson REF IV AG, LLC.

See accompanying notes to financial statements

KENNEDY WILSON REF IV AG, LLC
Schedule of Investments
December 31, 2013

Ownership interest	Security description	Percentage of total investments	Cost	Fair value
	Interests in real estate assets:
100.00%	KW Fund IV-Westview Heights, LLC, a single-purpose entity holding a fee simple interest in a 132-unit multifamily project located in Portland, Oregon	4.81%	$9,120,589	$11,071,237
100.00	KW Fund IV-Westview Heights 66, LLC, a single-purpose entity holding a fee simple interest in a 66-unit multifamily project located in Portland, Oregon	3.16	5,004,609	7,288,048
100.00	KW Royal Beverly Glen, LLC, a single-purpose entity holding a fee simple interest in 77,749 square foot office building located in Los Angeles, California.	5.72	12,614,333	13,166,799
100.00	KW TriCenter, LLC, a single-purpose entity holding a fee simple interest in a 143,256-square foot office building and a four-level parking structure located in Van Nuys, California.	7.29	13,068,200	16,792,942
100.00	KW Vancouver Partners, LLC, a single-purpose entity holding a fee simple interest in a 388-unit multifamily project located in Vancouver, Washington	4.88	11,260,000	11,241,393
100.00	KW El Cerrito, LLC, a single-purpose entity holding a fee simple interest in a 159-unit multifamily project located in El Cerrito, California	7.75	18,147,500	17,863,490
96.66	KW Aurora Land Partners, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 420 unit multifamily project located in Aurora, Colorado	5.73	9,952,007	13,193,017
50.00	KW Huntington, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 277-unit multifamily project located in Huntington Beach, California	6.14	12,008,213	14,143,199
50.00	KW CapTowers, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 409-unit apartment building comprising a fifteen-story tower and 206 garden-style villas located in Sacramento, California	4.23	8,647,830	9,741,273
50.00	KW Redwood Shores, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 89,455 square foot office building located in Redwood City, California	2.08	3,964,062	4,785,956
50.00	KW Stadium Gateway, LLC, an entity holding an interest in a single purpose entity holding a fee simple interest in a 272,826 square foot office building located in Anaheim, California	4.44	9,392,525	10,218,720
50.00	KW Marina View, LLC, a single purpose entity holding a fee simple interest in a six-story, 60,918 square foot office building with 14,774 square feet of ground floor retail space and a two-level parking deck located in Marina Del Ray, California.	2.25	5,726,603	5,176,360
50.00	KW 5161 Lankershim, LLC, a single purpose entity holding a fee simple interest in a 182,369 square foot office building located in North Hollywood, California.	3.49	8,090,000	8,049,395
48.81	KW University Partners, LLC, a single-purpose entity holding a fee simple interest in a 209,329 square foot retail shopping center located in Orem, Utah	2.57	5,068,482	5,912,791
48.45	KW Paradise Hills, LLC, an entity holding an interest single-purpose entity holding a fee simple interest in a retail shopping center located in Phoenix, Arizona	1.55	2,145,174	3,564,997
45.40	KW Mission Blvd, LLC, a single-purpose entity holding a fee simple interest in a 188-unit multifamily community in Hayward, California	2.77	4,412,434	6,383,240
33.33	KW Telstar, LLC, a single-purpose entity holding a fee simple interest in a two-story, 246,912-square foot flex building and a four-level parking structure located in El Monte, California	2.37	5,588,038	5,451,923
33.33	Kennedy Wilson 145 Fairfax, LLC, a single-purpose entity that held a fee simple interest in a four-story, 55,574-square foot office building and a two-level subterranean parking garage located in Los Angeles, California (The property was sold in September 2013, and the entity is in the process of winding down.)	0.01	17,625	17,625

See accompanying notes to financial statements

KENNEDY WILSON REF IV AG, LLC
Schedule of Investments (continued)
December 31, 2013

33.33	KW Warner Atrium, LLC, a single-purpose entity holding a fee simple interest in a three-story, 126,436-square foot office building and a three-level parking structure located in Woodland Hills, California	0.71	2,214,157	1,632,097
25.00	KW 9301 Partners, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a six-story, 86,529-square foot office building and a three-level subterranean parking garage located in Beverly Hills, California	2.82	6,061,123	6,507,080
20.00	KW Hilltop Manager, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 1,008-unit multifamily project located in Richmond, California	4.59	9,326,040	10,584,986
15.57	KW/CV Sunset, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 251-unit multifamily project located in West Covina, California	1.24	2,298,910	2,855,541
15.00	KW Kohanaiki Shores Member, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 450-acre planned community under development for up to 474 residences and a golf course on the Kona Coast of Hawaii	14.20	33,298,227	32,711,439
10.00	Guardian/KW Hayward, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 544-unit multifamily project located in Hayward, California	1.82	3,074,296	4,205,409
	Interests in loan pool participations and notes:
25.00	KW Loan Investors VII, LLC, an entity holding a portfolio initially consisting of nine construction and term loans with an outstanding principal balance of approximately $51,000,000, collateralized by seven retail properties located in Arizona, California and Utah. As-of December 31, 2013, four loans remain.	0.66	1,676,155	1,526,283
50.00	Participation interest in KW Residential Capital, an entity holding a participating loan interest in a single-purpose entity owning a project under development consisting of 79 single-family residences located in Santa Clarita, California	1.15	2,644,526	2,644,526
50.00	Participation interest in KW Residential Capital, an entity holding a participating loan interest in a single-purpose entity owning a project under development consisting of nine single-family residences located in Ventura, California	0.37	863,000	863,000
50.00	Participation interest in KW Residential Capital, an entity holding a participating loan interest in a single-purpose entity owning a project under development consisting of seventeen single-family residences located in Los Angeles, California	1.20	2,766,800	2,766,800
	Total investments	100.00%	$208,451,458	$230,359,566

See accompanying notes to financial statements

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Schedule of Investments
December 31, 2012

Ownership interest	Security description	Percentage of total investments	Cost	Fair value
	Interests in real estate assets:
100.00%	KW Fund IV-Westview Heights, LLC, a single-purpose entity holding a fee simple interest in a 132-unit multifamily project located in Portland, Oregon	6.17%	$6,266,117	$8,874,960
100.00	KW Fund IV-Westview Heights 66, LLC, a single-purpose entity holding a fee simple interest in a 66-unit multifamily project located in Portland, Oregon	3.36	3,281,351	4,825,682
100.00	KW Royal Beverly Glen, LLC, a single-purpose entity holding a fee simple interest in a four-story, 77,749 square foot office building and a four-level subterranean parking garage located in Los Angeles,California	7.65	10,800,000	10,993,087
100.00	KW Tricenter, LLC, a single-purpose entity holding a fee simple interest in a four-story 143,256 square foot office building and a four-level parking structure located in Van Nuys, California	7.67	11,200,000	11,022,602
50.00	KW Stadium Gateway, LLC, a single-purpose entity holding a fee simple interest in a six-story, 272,826 square foot office building with surface parking located in Anaheim, California	5.20	3,700,000	7,475,003
50.00	KW CapTowers, LLC, a single-purpose entity holding a fee simple interest in a 409-unit apartment building comprised of a fifteen-story tower and 206 garden-style villas located in Sacramento, California	5.62	8,100,000	8,074,933
50.00	KW Huntington, LLC, a single-purpose entity holding a fee simple interest in a 277-unit multifamily project located in Huntington Beach, California	7.63	9,833,348	10,975,839
50.00	KW Residential Capital, an entity holding a participating loan interest in a single-purpose entity owning a project under development consisting of 79 single-family residences located in Santa Clarita, California	1.27	1,818,801	1,818,801
50.00	KW Marina View, LLC, an entity holding a fee simple interest in a six-story, 60,918 square foot office building with 14,774 square feet of ground floor retail space and a two-level parking deck located in Marina del Rey, California	3.72	5,250,000	5,341,561
48.81	KW University Partners, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 209,329 square foot retail center located in Orem, Utah	3.43	4,600,000	4,927,848
33.33	Kennedy Wilson 16501 Ventura, LLC, a single-purpose entity holding a fee simple interest in a six-story, 185,393-square foot office building and a five-level subterranean parking garage located in Encino, California	5.06	5,977,352	7,276,266
33.33	KW Telstar, LLC, a single-purpose entity holding a fee simple interest in a two-story, 246,912-square foot flex building and a four-level parking structure located in El Monte, California	4.94	5,481,119	7,095,687
33.33	Kennedy Wilson 145 Fairfax, LLC, a single-purpose entity holding a fee simple interest in a four-story, 55,574-square foot office building and a two-level subterranean parking garage located in Los Angeles, California	2.13	2,206,301	3,060,758
33.33	KW Warner Atrium, LLC, a single-purpose entity holding a fee simple interest in a three-story, 126,436-square foot office building and a three-level parking structure located in Woodland Hills, California	1.47	1,826,817	2,116,849
25.00	KW 9301 Partners, LLC, an entity holding an interest in a single purpose entity holding a fee simple interest in a six-story, 86,529 square foot office building and a three-level subterranean parking garage located in Beverly Hills, California	4.00	4,308,563	5,762,247
20.00	KW Hilltop Manager, LLC, an entity holding an interest in a single purpose entity holding a fee simple interest in a 1,008-unit multifamily project located in Richmond, California	6.20	9,748,884	8,915,710
15.57	KW/CV Sunset, LLC, a single-purpose entity holding a fee simple interest in a 251-unit multifamily projected located in West Covina, California	1.58	2,052,225	2,278,277
15.00	KW Kohanaiki Shores Member, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 450-acre planned community under development for up to 474 residences and a golf course on the Kona Coast of Hawaii	18.78	27,020,000	27,010,690
10.00	Guardian/KW Hayward, LLC, a single-purpose entity holding a fee simple interest in a 544-unit multifamily project located in Hayward, California	2.12	2,286,825	3,042,021
	Interest in notes:
25.00	KW Loan Investors VII, LLC, an entity holding a portfolio initially consisting of nine construction and term loans with an outstanding principal balance of approximately $51,000,000, collateralized by seven retail properties located in Arizona, California and Utah.	2.00	2,690,052	2,874,334
	Total investments	100.00%	$128,447,755	$143,763,155
See accompanying notes to financial statements

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Statements of Operations

	Year ended December 31,	Year ended December 31,	From January 28 (inception) through December 31,
	2013	2012	2011
			(Unaudited)

Investment income:
Dividends	$3,628,660	$1,842,575	$555,302
Interest	1,220,900	1,854,804	4,110
Total investment income	4,849,560	3,697,379	559,412
Expenses:
Management fees	4,767,106	1,720,041	691,195
Organization costs	115,294	409,387	590,613
Interest expense	378,325	585,404	—
Other professional and administrative costs	443,852	566,602	193,991
Total expenses	5,704,577	3,281,434	1,475,799
Net investment (loss) income	(855,017)	415,945	(916,387)
Realized and unrealized gain on investments:
Net realized gain on investments	1,028,741	—	—
Net change in unrealized appreciation on investments	18,145,836	13,294,030	2,021,369
Net income	$18,319,560	$13,709,975	$1,104,982
See accompanying notes to financial statements.

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Statements of Partners' Capital

	General partner and special limited partner	Limited partners	Total
Partners' capital, January 28, 2011 (inception) (unaudited)	$—	$—	$—
Capital contributions (unaudited)	136,761	69,239,847	69,376,608
Capital distributions (unaudited)	(11,616)	(5,796,137)	(5,807,753)
Net income (unaudited)	4,203	1,100,779	1,104,982
Partners' capital, December 31, 2011 (unaudited)	129,348	64,544,489	64,673,837
Capital contributions	173,646	88,529,511	88,703,157
Capital distributions	(48,291)	(24,096,981)	(24,145,272)
Net income	1,254,293	12,455,682	13,709,975
Partners' capital, December 31, 2012	1,508,996	141,432,701	142,941,697
Capital contributions	86,183	47,177,507	47,263,690
Capital distributions	(28,927)	(14,434,417)	(14,463,344)
Net income	1,776,834	16,542,726	18,319,560
Partners' capital, December 31, 2013	$3,343,086	$190,718,517	$194,061,603
See accompanying notes to financial statements.

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Statements of Cash Flows

	Year ended December 31,	Year ended December 31,	From January 28 (inception) through December 31,
	2013	2012	2011
			(Unaudited)
Cash flows from operating activities:
Net income	$18,319,560	$13,709,975	$1,104,982
Adjustments to reconcile net income to net cash used in operating activities:
Change in accreted interest	(1,219,448)	(1,852,806)	—
Net realized gain on investments	(1,028,741)	—	—
Net change in unrealized appreciation on investments	(18,145,836)	(13,294,030)	(2,021,369)
Change in operating assets and liabilities:
Purchases of investments	(82,125,268)	(97,157,671)	(59,385,870)
Transfer of cash and cash equivalents	(2,159,975)	—	—
Proceeds from sale of investments	41,292,902	29,948,591	—
Accounts receivable	52,078	(67,127)	—
Costs related to investments to be acquired	(46,056)	—	—
Prepaid expenses	(167,276)	(151,071)	(383,353)
Accounts payable and accrued expenses	17,800	15,424	1,821
Net cash used in operating activities	(45,210,260)	(68,848,715)	(60,683,789)
Cash flows from financing activities:
Proceeds from notes payable	23,621,580	26,461,756	—
Repayments from notes payable	(12,817,485)	(23,448,851)	—
Capital contributions	47,263,690	88,703,157	69,376,608
Capital distributions	(14,463,344)	(24,145,272)	(5,807,753)
Net cash provided by financing activities	43,604,441	67,570,790	63,568,855
Net (decrease) increase in cash and cash equivalents	(1,605,819)	(1,277,925)	2,885,066
Cash and cash equivalents, beginning of period	1,607,141	2,885,066	—
Cash and cash equivalents, end of period	$1,322	$1,607,141	$2,885,066
Supplemental disclosure of cash paid during the period:
Cash paid for interest	$252,451	$568,259	$—

Supplemental disclosure of net assets and liabilities transferred to Kennedy Wilson REF IV AG, LLC
Cash and cash equivalents	$2,159,975
Accounts receivable	15,049
Costs related to investments to be acquired	46,056
Prepaid expenses	701,700
Accounts payable	(34,345)
Notes payable	(13,817,000)
Total net assets and liabilities transferred to Kennedy Wilson REF IV AG, LLC	$(10,928,565)
See accompanying notes to financial statements.

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Notes to Financial Statements
December 31, 2013, 2012, and 2011 (unaudited)

NOTE 1—ORGANIZATION
Kennedy Wilson Real Estate Fund IV, L.P. (the Partnership), a Delaware limited partnership, was formed on January 28, 2011. The Agreement of Limited Partnership of the Partnership (Partnership Agreement) was executed on May 13, 2011. The general partner of the Partnership is Kennedy Wilson Property Services IV, L.P., a Delaware limited partnership (the General Partner), and the special limited partner is Kennedy Wilson Property Special Equity IV, LLC, a Delaware limited liability company (the Special Limited Partner). The Partnership Agreement was amended and restated on January 1, 2013 to allow for the creation of a parallel fund structure to enable foreign investors to co-invest with the Partnership. On March 20, 2013, Kennedy Wilson Real Estate Fund IV (IP), L.P. (the Investment Partnership) was created and Kennedy Wilson REF IV AG, LLC (the Aggregator), was formed for the purpose of aggregating the investments of the Partnership. On July 16, 2013 the Partnership contributed 100% of its net assets to the Aggregator in exchange for an 85.02% ownership interest in the Aggregator and was equalized by the investors of the Investment Partnership who afterwards owned 14.98% of the Aggregator. The contribution of net assets from the Partnership to the Aggregator and the admittance/equalization of the Investment Partnership were done as prescribed in the Partnership's amended and restated agreement of limited partnership. Per the agreement, any admitted limited partner shall be (a) treated as having been a party to the agreement and any such increased capital commitment shall be treated as having been made, as if they had been invested from day 1 of the Partnership for all purposes, (b) required to bear and contribute its portion of the management fee from day 1 of the Partnership, other Partnership expenses from day 1 and all organizational expenses whenever incurred, and (c) unless otherwise determined by the General Partner, required to pay to the Partnership an additional amount calculated at 10% per annum (determined as of the date of such limited partner's admittance to the Partnership or increase in capital commitment (with respect to the increase in capital commitment), as applicable, on each portion of its capital contribution (including, as applicable, to fund management fees) from the date such portion of such capital contribution would have been made if such Partner had been admitted as a Partner for its full capital commitment on day 1. The Partnership’s investment objective has remained unchanged and continues to be to acquire office, multifamily and other real estate investments, including real estate loans and condominiums through its ownership in the Aggregator. In accordance with this objective, the Partnership may form joint ventures with appropriate strategic co-investors or invest in real estate related financings, such as first trust deeds. Partnership investments will generally involve real estate located in the western United States and Hawaii. Under the terms of the Partnership Agreement, the Partnership shall continue until the eighth anniversary of the effective date of May 13, 2011 and may be extended for an additional one-year period by the General Partner in its discretion, and for an additional one-year period by the General Partner with the prior consent of the limited partners with a majority of aggregate commitments.
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
CASH AND CASH EQUIVALENTS—The Partnership considers its investment in a money market account to be a cash equivalent.
The Partnership maintains its cash in federally insured banking institutions. The account balances at these institutions periodically exceed the Federal Deposit Insurance Corporation’s (FDIC) insurance coverage, and as a result, there is a concentration of credit risk related to amounts in excess of FDIC’s insurance coverage. To mitigate this risk, the Partnership places its cash with quality financial institutions.
FAIR VALUE MEASUREMENT—Fair value is defined as the price that would be received to sell an asset or would be paid to transfer a liability (the exit price) in an orderly transaction between market participants at the measurement date.

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Notes to Financial Statements
December 31, 2013, 2012, and 2011 (unaudited)

A three-level hierarchy was established for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The hierarchy level assigned to each of the Partnership's investments is based on the assessment of the transparency and reliability of the inputs used in the valuation of such investment at the measurement date. The three hierarchy levels are defined as follows:
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
VALUATION OF INVESTMENTS—The Partnership's investments in real estate assets are stated at fair value using the income and market approaches. For the Limited Liability Companies (LLC) in which the Partnership has a partial ownership interest, the LLC's investments in real estate are also stated at fair value using the income and market approaches. The income approach requires the General Partner to estimate the projected operating cash flows of the real estate on an asset-by-asset basis, apply a capitalization (cap) rate to the reversion year's cash flows and discount the cash flows with a risk-adjusted rate for the respective holding periods. The market approach requires the General Partner to identify transactions for similar assets, if any, and apply asset specific adjustments for items such as location, physical condition and other pertinent factors which would impact fair value. The Partnership's investments in notes and loan pool participations are stated at fair value based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the credit risk of the borrower to the current yield of similar fixed income securities.
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
The Partnership's investments in real estate and real estate related assets and real estate related fixed income securities are accounted for on a closing-date basis.
CONCENTRATION OF RISK—Substantially all of the Partnership's investments are concentrated in real estate related investments in California, Oregon, and Hawaii. Adverse conditions in the sector or geographic locations would likely result in material declines in the value of the Partnership's investments.
REVENUE RECOGNITION—Dividend income from investments in real estate and real estate related entities is recorded when a disbursement has been approved and declared from the underlying investments of the Partnership. Undistributed earnings from real estate and real estate related entities are considered by the General Partner in estimating the fair value of these investments. The Partnership also records its proportionate share of the Aggregator’s income, expenses, realized and unrealized gain (losses) after July 16, 2013 (date of equalization).

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Notes to Financial Statements
December 31, 2013, 2012, and 2011 (unaudited)

INCOME TAXES—The Partnership is not subject to federal or state income taxes, and accordingly, no provision for income taxes has been made in the accompanying financial statements. The partners are required to report their proportional share of income, gains, loss, credit, or deduction on their respective tax returns.
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
NOTE 3—FAIR VALUE OF INVESTMENTS
The following table presents the classification of the Partnership's fair value measurements as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Interests in real estate assets	$—	$—	$187,501,720	$187,501,720
Interests in loan pool participations and notes	—	—	6,559,261	6,559,261
	$—	$—	$194,060,981	$194,060,981
The following table presents changes in Level 3 investments for the year ended December 31, 2013:

	January 1, 2013	Purchases	Transfer from real estate to loans	Transfer to Aggregator	Sales	Realized gains (losses)	Accretion on loans	Unrealized appreciation (depreciation)	December 31, 2013
Interests in real estate assets	$140,888,821	$78,445,308	$(1,818,081)	$(10,067,162)	$(39,166,000)	$1,028,741	$—	$18,190,093	$187,501,720
Interests in loan pool participations and notes	2,874,334	3,679,960	1,818,081	(861,403)	(2,126,902)	—	1,219,448	(44,257)	6,559,261
	$143,763,155	$82,125,268	$—	$(10,928,565)	$(41,292,902)	$1,028,741	$1,219,448	$18,145,836	$194,060,981
The net change in unrealized appreciation on investments that use Level 3 inputs still held as of December 31, 2013 was $20,299,207.
The following table presents the classification of the Partnership's fair value measurements as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Interests in real estate assets	$—	$—	$140,888,821	$140,888,821
Interests in notes	—	—	2,874,334	2,874,334
	$—	$—	$143,763,155	$143,763,155
The following table presents changes in Level 3 investments for the year ended December 31, 2012:

	January 1, 2012	Purchases	Sales	Realized gains (losses)	Unrealized appreciation (depreciation)	December 31, 2012
Interests in real estate assets	$61,407,239	$67,871,834	$(1,500,000)	$—	$13,109,748	$140,888,821
Interests in notes	—	31,138,643	(28,448,591)	—	184,282	2,874,334
	$61,407,239	$99,010,477	$(29,948,591)	$—	$13,294,030	$143,763,155

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Notes to Financial Statements
December 31, 2013, 2012, and 2011 (unaudited)

The net change in unrealized appreciation on investments that use Level 3 inputs still held as of December 31, 2012 was $13,294,030.

The following table presents the classification of the Partnership's fair value measurements as of December 31, 2011 (unaudited):

	Level 1	Level 2	Level 3	Total
Interests in real estate assets	$—	$—	$61,407,239	$61,407,239
	$—	$—	$61,407,239	$61,407,239
The following table presents changes in Level 3 investments for the period from January 28, 2011 (inception) through December 31, 2011 (unaudited):

	January 28, 2011	Purchases	Sales	Realized gains (losses)	Unrealized appreciation (depreciation)	December 31, 2011
Interests in real estate assets	$—	$59,385,870	$—	$—	$2,021,369	$61,407,239
	$—	$59,385,870	$—	$—	$2,021,369	$61,407,239
The net change in unrealized appreciation on investments that use Level 3 inputs still held as of December 31, 2011 was $2,021,369 (unaudited).
Since inception, all investments have been classified as Level 3 investments and there have been no transfers between other levels of the hierarchy.
In estimating fair value of investments in real estate assets, the Partnership considers significant inputs such as capitalization and discount rates. The table below describes the range of inputs used as of December 31, 2013, 2012, and 2011 (unaudited):

	Cap rate		Discount rate
	Min	Max	Min	Max
Multifamily	5.75%	7.00%	8.50%	9.25%
Office	6.00	7.50	7.50	9.75
Retail	8.00	8.00	9.00	12.00
Valuing real estate related assets and indebtedness, the Partnership considers significant inputs such as the term of the debt, value of collateral, current loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by the Partnership for these types of investments range from 1.75% to 7.90%.
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
NOTE 4—RELATED PARTY TRANSACTIONS
MANAGEMENT FEE—During the period which commenced on May 13, 2011 and expires on the earlier of the third anniversary of such date or when all of the commitments of the nonaffiliated limited partners have been invested (the Investment Period), the Partnership shall pay the General Partner a management fee equal to 1.50% per annum of the invested capital contributed by the nonaffiliated limited partners and 1.00% per annum of the difference between the aggregate capital commitments of the nonaffiliated limited partners and the invested capital contributed by the nonaffiliated limited partners. After the Investment Period expires, the Partnership shall pay the General Partner a management fee equal to 1.50% per annum of the invested capital contributed by the nonaffiliated limited partners. The Partnership incurred $2,731,850 and $1,720,041 in management fees for the years ended December 31, 2013 and 2012 respectively, and $691,195 (unaudited) in management fees for the period from January 28, 2011

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Notes to Financial Statements
December 31, 2013, 2012, and 2011 (unaudited)

(inception) through December 31, 2011. The Partnership’s proportionate share of the Aggregator’s management fee is $2,035,256 for the period from July 16, 2013 (date of equalization) through December 31, 2013.
The management fee shall be reduced, in any calendar quarter, by the nonaffiliated limited partners’ percentage of any organizational expenses that the Partnership pays in excess of $1,000,000. In the event that the amount of fee reduction exceeds the management fee for such quarterly period, such excess shall be carried forward to reduce the management fee payable in following quarterly periods. There have been no reductions for the years ended December 31, 2013 and 2012, and the period from January 28, 2011 (inception) through December 31, 2011 (unaudited).
ORGANIZATION EXPENSE—The Partnership shall pay or reimburse the General Partner for up to $1 million of organizational expenses incurred on behalf of the Partnership. Organization expenses in excess of $1 million will reduce the management fee paid to the General Partner. The Partnership incurred organization costs of $115,294 and $409,387 for the years ended December 31, 2013 and 2012 respectively, and $590,613 (unaudited) for the period from January 28, 2011 (inception) through December 31, 2011.
NOTE 5—PARTNERS' CAPITAL
CONTRIBUTIONS—The total committed capital of the Partnership is $257,368,421 as of December 31, 2013, of which $179,925,970 or 69.91% has been called, and $156,578,947 as of December 31, 2012 of which $131,347,622 or 83.89% had been called.
The General Partner is authorized to call additional capital in its sole discretion when additional capital is required to acquire investments, provide working capital, establish reserves, or pay expenses, costs, losses, or liabilities of the Partnership. However, only nonaffiliated limited partners are required to fund management fees or excess organization costs as described above. No limited partner shall be required to make any additional capital contributions in excess of its capital commitment. Any portion of a limited partner's capital commitment that has not been called by the General Partner within the period ending three years from the effective date of May 13, 2011 may not be drawn to fund new commitments for investments. However, the partners shall remain obligated to make capital contributions throughout the duration of the Partnership in order to fund commitments for new investments in existence at the end of the Investment Period, to pay for management fees and other partnership expenses, to fund requirements of existing investments in an aggregate amount not to exceed 15% of the aggregate commitments, or to pay continuing obligations of the Partnership under any line of credit or permitted indebtedness.
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

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Notes to Financial Statements
December 31, 2013, 2012, and 2011 (unaudited)

NOTE 6—FINANCIAL HIGHLIGHTS
The Internal Rate of Return (IRR) of the limited partners of the Partnership, net of all fees and profit allocations to the Special Limited Partner, is 11.14% and 11.16% at December 31, 2013 and 2012, respectively, and 3.47% (unaudited) from inception through December 31, 2011.
The IRR was computed based on the actual dates of the cash inflows (capital contributions), outflows (cash distributions), and the ending net assets at the end of the period (residual value) of the limited partners' capital accounts as of December 31, 2013, 2012, and 2011 (unaudited).

	2013	2012	2011
			(unaudited)
Ratio to average limited partners’ capital:
Net investment income (loss)	(0.63)%	0.47%	(2.98)%
Total expenses	4.21%	3.68%	4.81%
Incentive allocation	0.38%	1.37%	—%
Total expenses and incentive allocation	4.59%	5.05%	4.81%
The net investment income and total expense ratios (including incentive allocation) are calculated for the limited partners taken as a whole. The computation of such ratios, based on the amount of net investment income, expenses, and incentive allocation assessed to an individual investor, may vary from these ratios based on the timing of capital transactions. The above ratios are computed based upon the weighted average limited partners' capital of the Partnership as measured at the end of each monthly accounting period for the years ended December 31, 2013 and 2012, and the period from inception through December 31, 2011 (unaudited).
NOTE 7—SUBSEQUENT EVENTS
Management has evaluated all subsequent events occurring after the date of the statement of financial condition through March 31, 2014, the date of the financial statements were available to be issued, to determine whether any subsequent events necessitated adjustment or disclosure in the financial statements. No such events were identified that necessitated adjustment or disclosure.

Independent Auditors' Report
The Partners
One Baxter Way, LP:

We have audited the accompanying financial statements of One Baxter Way, LP, which comprise the balance sheet as of December 31, 2013, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended, and the related notes to the financial statements.
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
Auditors' Responsibility
Our responsibility is to express an opinion on the financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.
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
Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One Baxter Way, LP as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in accordance with U.S. generally accepted accounting principles.
The accompanying balance sheet as of December 31, 2012 and the related statements of operations, changes in partners' capital, and cash flows for the years in the two-year period then ended were not audited by us, and accordingly, we do not express an opinion on them.

/s/ KPMG LLP

Dallas, Texas
March 31, 2014

ONE BAXTER WAY, LP
(A Delaware Limited Partnership)
Balance Sheets

	December 31,
	2013	2012
		(Unaudited)
Assets
Real estate
Land	$22,208,240	$22,208,240
Buildings and improvements	97,699,135	97,231,716
Total	119,907,375	119,439,956
Accumulated depreciation	(14,919,927)	(12,456,983)
Total real estate, net	104,987,448	106,982,973
Cash	1,054,810	1,104,633
Escrows and deposits	1,044,234	298,246
Deferred leasing costs, net of accumulated amortization of $3,682,410 at December 31, 2013 and $2,893,718 at December 31, 2012	1,955,503	2,740,657
Deferred financing fees, net of accumulated amortization of $1,793,548 at December 31, 2013 and $1,659,584 at December 31, 2012	485,148	617,906
Acquired in place lease value, net of accumulated amortization of $2,910,923 and $2,627,913 at December 31, 2013 and 2012	—	283,010
Deferred rent	5,754,666	6,736,483
Accounts receivable	13,988	40,431
Prepaid expenses	112,854	90,873
Other assets	55,856	20,353
Total assets	$115,464,507	$118,915,565
Liabilities and partners' capital
Liabilities
Mortgage loan payable	$63,500,000	$63,500,000
Prepaid rent	862,781	814,687
Tenant deposits	72,937	72,937
Accounts payable and accrued expenses	430,879	759,372
Total liabilities	64,866,597	65,146,996
Partners' capital
Partners' capital	50,597,910	53,768,569
Total liabilities and partners' capital	$115,464,507	$118,915,565
See accompanying notes to the financial statements.

ONE BAXTER WAY, LP
(A Delaware Limited Partnership)
Statements of Operations

	Year ended December 31,
	2013	2012	2011
		(Unaudited)	(Unaudited)
Revenue
Rental income	$10,288,456	$9,776,071	$9,522,034
Operating expense recoveries	360,582	532,107	153,359
Other	58,358	17,834	27,124
Total revenue	10,707,396	10,326,012	9,702,517
Expenses
Property taxes	849,186	813,559	825,745
Utilities	1,219,760	1,038,492	1,113,673
Repairs and maintenance	1,174,558	1,105,575	1,037,543
Salaries and wages	855,486	862,621	796,835
General and administrative	83,687	113,680	240,295
Insurance	247,619	211,495	166,628
Depreciation	2,462,944	2,395,742	2,126,608
Amortization	1,205,666	1,608,230	1,054,683
Interest expense	1,409,149	1,619,890	2,107,565
Total expenses	9,508,055	9,769,284	9,469,575

Impairment loss	—	—	(12,476,401)
Forgiveness of debt	—	—	6,230,192
Net income (loss)	$1,199,341	$556,728	$(6,013,267)
See accompanying notes to the financial statements.

ONE BAXTER WAY, LP
(A Delaware Limited Partnership)
Statements of Changes in Partner's Capital

Partners' Capital Balance at December 31, 2010 (unaudited)	$45,241,322
Contributions (unaudited)	18,817,643
Distributions (unaudited)	(259,719)
Net loss (unaudited)	(6,013,267)
Partners' Capital Balance at December 31, 2011 (unaudited)	57,785,979
Distributions (unaudited)	(4,574,138)
Net income (unaudited)	556,728
Partners' Capital Balance at December 31, 2012 (unaudited)	53,768,569
Distributions	(4,370,000)
Net income	1,199,341
Partners' Capital Balance at December 31, 2013	$50,597,910
See accompanying notes to the financial statements.

ONE BAXTER WAY, LP
(A Delaware Limited Partnership)
Statements of Cash Flows

	Year ended December 31,
	2013	2012	2011
		(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,199,341	$556,728	$(6,013,267)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Forgiveness of indebtedness income	—	—	(6,230,192)
Impairment loss	—	—	12,476,401
Depreciation	2,462,944	2,395,742	2,126,608
Amortization of leasing costs	788,692	661,741	615,875
Amortization of in place lease values	283,010	485,154	485,154
Amortization of deferred financing fees	133,964	461,335	569,529
Change in assets and liabilities:
Deferred rent	981,817	318,286	(755,746)
Tenant receivables	26,443	143,087	(65,756)
Prepaid expenses	(57,485)	(4,850)	(39,827)
Prepaid rent	48,094	89,595	39,224
Tenant deposits	—	72,937	—
Accounts payable and accrued expenses	(358,043)	(102,228)	(19,109)
Net cash provided by operating activities	5,508,777	5,077,527	3,188,894
Cash flows from investing activities:
Additions to real estate	(437,869)	(1,989,511)	(357,208)
Deferred leasing costs	(3,538)	(342,215)	(2,840)
Change in escrows and deposits	(1,193,481)	(298,246)	(1,500,000)
Draws on escrows and deposits	447,493	1,500,000	3,054,191
Net cash (used in) provided by investing activities	(1,187,395)	(1,129,972)	1,194,143
Cash flows from financing activities:
Additions to debt service reserves	—	—	(8,333,423)
Draws on debt service reserves	—	—	10,567,110
Principal payments on borrowings	—	(62,452,501)	(86,038,407)
Originations of new loans	—	63,500,000	62,602,500
Contributions from partners	—	—	18,817,643
Payments made for financing fees	(1,205)	(640,288)	(498,746)
Distributions to partners	(4,370,000)	(4,574,138)	(259,719)
Net cash used in financing activities	(4,371,205)	(4,166,927)	(3,143,042)
Net change in cash	(49,823)	(219,372)	1,239,995
Cash at beginning of period	1,104,633	1,324,005	84,010
Cash at end of period	$1,054,810	$1,104,633	$1,324,005
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,411,612	$1,646,189	$1,476,310
Supplemental disclosure of non-cash activity:
Accrued capital expenditures	$29,550	$270,478	$—
See accompanying notes to the financial statements.

ONE BAXTER WAY, LP
(A Delaware Limited Partnership)
Notes to Financial Statements
December 31, 2013 , 2012 (unaudited), and 2011 (unaudited)

NOTE 1—ORGANIZATION
One Baxter Way, LP (the Partnership), a Delaware limited partnership, is 45.52% owned by KW Property Fund I, L.P., 45.52% owned by KW Property Fund II, L.P (Fund II), and 8.96% owned by K-W Properties, which is wholly owned by Kennedy-Wilson Holdings, Inc. (Kennedy Wilson).
The Partnership was organized in September 2007 to invest in and fully own the property known as The Oaks (the Property). The Property is an office building totaling approximately 354,000 rentable square feet (unaudited), located in Westlake Village, California.
Available cash is distributed to the partners in proportion to their percentage interests at the time of distribution. Profit and loss for each fiscal period shall be allocated among the partners in proportion to their percentage interests, in accordance with the limited partnership agreement.
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
Tenant recoveries related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the applicable expenses are incurred. The reimbursements are recognized and presented gross, since the Partnership is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier, and bears the associated credit risk.
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
CASH—Cash includes highly liquid investments purchased with original maturities of three months or less. Periodically, the Partnership maintains cash balances in various bank accounts in excess of federally insured limits. To date, no losses have been experienced related to such amounts. The Partnership places cash with quality financial institutions and does not believe there is a significant concentration of credit risk.
REAL ESTATE ASSETS—The fair value of real estate acquired was allocated to the acquired tangible assets, consisting primarily of land and buildings and improvements, and to the identified acquired intangible assets, which comprise in-place leases, above-market leases and below-market leases.
The fair value of real estate was determined by valuing the property as if it were vacant, which was then allocated to land and buildings and improvements, based on management's determination of the relative fair values of these assets. The value of the acquired in-place leases was determined by calculating the present value of the cash flows provided by the leases, net of related incremental expenses over the estimated lease-up period.  The fair value determination was made using Level 3 inputs.
Real estate assets are carried at depreciated cost. Depreciation on buildings and improvements has been provided for in the accompanying financial statements using the straight-line method based on estimated useful lives of 40 years for building and improvements and over the lease life for tenant improvements. Maintenance and repairs are charged to expense as incurred, and costs of renewals or betterments are capitalized and depreciated at the appropriate rates.

ONE BAXTER WAY, LP
(A Delaware Limited Partnership)
Notes to Financial Statements
December 31, 2013 , 2012 (unaudited), and 2011 (unaudited)

IMPAIRMENT OF LONG-LIVED ASSETS—In accordance with FASB ASC Topic 360, Property, Plant, and Equipment, the asset or asset group is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, the Partnership will evaluate the project by comparing the carrying amount of the asset or asset group to the estimated future undiscounted cash flows of the project. If impairment exists, an impairment loss will be recognized based on the amount by which the carrying amount exceeds the fair value of the asset or asset group. For the years ended December 31, 2013 and 2012 (unaudited) there were no impairments recorded. For the year ended December 31, 2011, an impairment loss of $12,476,401 was recorded (unaudited) as the carrying amount of the Property exceeds the fair value.
CONCENTRATION OF RISK—The Partnership's real estate is located in California. Adverse conditions in the sector or geographic location would likely result in a material decline in the value of the Partnership's investment.
DEFERRED FINANCING COSTS, NET—Financing costs incurred in obtaining long-term debt are capitalized and amortized over the term of the related debt on a straight-line basis, which approximates the effective interest method.
INCOME TAXES—As a limited partnership, the partners elected for the Partnership to be a pass-through entity for income tax purposes; therefore, the Partnership's taxable income or loss is allocated to partners in accordance with their respective ownership, and no provision or liability for income taxes has been included in the financial statements.
Management has evaluated the Partnership's tax positions and concluded that the Partnership had taken no uncertain tax positions that require adjustment to the financial statements in order to comply with the provisions of FASB ASC Topic 740, Income Taxes.
FAIR VALUE MEASUREMENTS —The Partnership follows the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures (ASC Topic 820), for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring or nonrecurring basis. ASC Topic 820 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability (the exit price) in an orderly transaction between market participants at the measurement date.
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
The Partnership has no assets or liabilities measured at fair value on a recurring or nonrecurring basis in the financial statements as of December 31, 2013 and 2012 (unaudited). As of December 31, 2011, level 3 inputs were used to fair value the land and building and determine the impairment charge recorded.
NOTE 3—REAL ESTATE ACQUISTION
The fair value of the Property was allocated to the acquired tangible assets, consisting primarily of land and building and improvements, and to the identified acquired intangible assets, which comprises of in-place leases, in accordance with Business Combinations ASC Subtopic 805-10. Acquisition related costs were expensed as incurred.
Upon the purchase in 2007, the fair value of real estate was determined by valuing the Property as if it were vacant, which was then allocated to land and building and improvements, based on management's determination of the relative fair value of the asset. The value of the acquired in-place leases was determined by calculating the present value of the cash flows provided by the leases, net of related incremental expenses over the estimated lease-up period.  As of December 31, 2013 no amount of intangible asset is capitalized and and subject to amortization related to leases that were in-place upon acquisition in 2007. As of December 31, 2012 (unaudited), $283,010 of intangible assets is capitalized and subject to amortization related to leases that were in-place upon acquisition in 2007.

ONE BAXTER WAY, LP
(A Delaware Limited Partnership)
Notes to Financial Statements
December 31, 2013 , 2012 (unaudited), and 2011 (unaudited)

NOTE 4—MORTGAGES PAYABLE
In November 2011, the mortgage loan which which is secured by the property, was refinanced. The mortgage loan was settled for less than its contractual obligation, which resulted in $6,230,192 of debt forgiveness and recorded as income on the accompanying statements of operations for the year ended December 31, 2011.
In September 2012, the mortgage loan which is secured by the Property, was refinanced. The mortgage loan bears an interest rate of LIBOR + 2.0% and mature on October 1, 2017.
The fair value of the mortgage loan as of December 31, 2013 was $63,526,785. The fair value was estimated based on the quoted market prices for the same or similar issues for debt of the same remaining maturities. Based on its nature, the fair value of the mortgage loan was determined using Level 2 inputs, as defined in note 2. The fair value amount does not necessarily represent the amount that would be required to satisfy the debt obligation.
As of December 31, 2013, the future cash principal payments on the mortgage payable are as follows:

2014	$600,000
2015	2,400,000
2016	2,400,000
2017	58,100,000
$63,500,000

The mortgage loan covenants require that the Property maintain a Debt Service Coverage Ratio of not less than 1.15 to 1.00. As of December 31, 2013, the Property was in compliance with this covenant.

NOTE 5—MINIMUM FUTURE LEASE RENTALS
As of December 31, 2013, the minimum future cash rents receivable under non-cancellable operating leases in each of the next five years and thereafter are as follows:

2014	$11,437,431
2015	9,375,041
2016	9,656,292
2017	9,945,981
2018	7,683,556
Thereafter	1,715,758
$49,814,059
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

ONE BAXTER WAY, LP
(A Delaware Limited Partnership)
Notes to Financial Statements
December 31, 2013 , 2012 (unaudited), and 2011 (unaudited)

NOTE 6—TENANT CONCENTRATIONS
The top two tenants accounted for approximately $8,117,501 and $1,346,008, or 85.8% and 14.2%, respectively, of the Partnership's combined rental income for the year ended December 31, 2013. No other tenant comprised more than 10% of the Partnership's combined rental income for the year ended December 31, 2013.
The top two tenants accounted for approximately $8,117,501 and $1,346,008, or 82.9% and 13.7%, respectively, of the Partnership's combined rental income for the year ended December 31, 2012. No other tenant comprised more than 10% of the Partnership's combined rental income for the year ended December 31, 2012.
The top two tenants accounted for approximately $8,152,866 and $1,346,008, or 79.2% and 13.1%, respectively, of the Partnership's combined rental income for the year ended December 31, 2011. No other tenant comprised more than 10% of the Partnership's combined rental income for the year ended December 31, 2011.

NOTE 7—TRANSACTIONS WITH THE AFFILIATES
Affiliates receive leasing commissions, a management fee, a construction management fee, reimbursements for certain billed management and administrative related costs. Management fees is calculated based on 3% of base rent and other immaterial miscellaneous adjustments.
Fees and reimbursements paid by the Partnership were as follows:

	Year Ended December 31,
	2013	2012	2011
		(unaudited)	(unaudited)
Management and administrative related cost reimbursement	$351,147	$296,980	$269,106
Leasing commissions	724	15,394	—
Construction management	26,543	84,809	20,260
	$378,414	$397,183	$289,366
As of December 31, 2013, 2012 (unaudited), and 2011 (unaudited), there were no outstanding balances due to affiliates. The construction supervision fees and leasing fees are capitalized to tenant improvements and deferred leasing costs, respectively.
NOTE 8—COMMITMENTS AND CONTINGENCIES
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
NOTE 9—SUBSEQUENT EVENTS
In preparing these financial statements, the Partnership has evaluated events and transactions for potential recognition and disclosure through March 31, 2014, the date at which the financial statements were available to be issued, and determined there are no other items to disclose.

Independent Auditors' Report
The Members
KW Funds - 303 North Glenoaks, LLC and KW Funds - 6100 Wilshire, LLC:
We have audited the accompanying combined financial statements of KW Funds - 303 North Glenoaks, LLC (a Delaware limited liability company) and KW Funds - 6100 Wilshire, LLC, which comprise the combined balance sheet as of December 31, 2013, and the related combined statements of operations, members' capital, and cash flows for the year ended December 31, 2013, and the related notes to the combined financial statements.
Management's Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these combined financial statements in accordance with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of combined financial statements that are free from material misstatement, whether due to fraud or error.
Auditors' Responsibility
Our responsibility is to express an opinion on the combined financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the combined financial statements. The procedures selected depend on the auditors' judgment, including the assessment of the risks of material misstatement of the combined financial statements, whether due to fraud or error. In making those risk assessments, the auditors consider internal control relevant to the entity's preparation and fair presentation of the combined financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the combined financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of KW Funds - 303 North Glenoaks, LLC and KW Funds - 6100 Wilshire, LLC as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013, in accordance with U.S. generally accepted accounting principles.
The accompanying combined balance sheet of KW Funds - 303 North Glenoaks, LLC and KW Funds - 6100 Wilshire, LLC, as of December 31, 2012 and the related combined statements of operations, members' capital, and cash flows for the years ended December 31, 2012 and 2011, were not audited by us, and accordingly, we do not express an opinion on them.

/s/ KPMG LLP

Los Angeles, California
March 31, 2014

KW Funds-303 North Glenoaks, LLC
(A Delaware Limited Liability Company)
and KW Funds-6100 Wilshire, LLC
(A Delaware Limited Liability Company)
Combined Balance Sheets

	December 31,
	2013	2012
		(Unaudited)
Assets
Real Estate
Land	$21,240,031	$21,240,031
Buildings	115,609,788	113,783,415
Total	136,849,819	135,023,446
Accumulated depreciation	(17,571,772)	(13,756,586)
Real Estate, net	119,278,047	121,266,860
Cash	436,175	878,487
Escrow and deposits	904,273	1,603,088
Deferred leasing costs, net of accumulated amortization of $2,217,826 at December 31, 2013 and $1,448,886 at December 31, 2012	1,779,444	1,816,290
Mortgage loan costs, net of accumulated amortization of $2,032,292 at December 31, 2013 and $1,033,423 at December 31, 2012	480,989	1,479,858
Deferred rent	1,889,569	1,406,149
Accounts receivable	661,154	391,253
Prepaid expenses	161,375	130,223
Total assets	$125,591,026	$128,972,208
Liabilities and members' capital
Liabilities
Mortgage loans payable	$71,874,002	$88,342,649
Prepaid rent	458,936	120,533
Tenant deposits	592,947	557,798
Accounts payable and accrued expenses	2,513,156	2,542,982
Total liabilities	75,439,041	91,563,962
Members' capital
Members' capital	50,151,985	37,408,246
Total liabilities and members’ capital	$125,591,026	$128,972,208
See accompanying notes to the combined financial statements

KW Funds-303 North Glenoaks, LLC
(A Delaware Limited Liability Company)
and KW Funds-6100 Wilshire, LLC
(A Delaware Limited Liability Company)
Combined Statements of Operations

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2013	2012	2011
		(Unaudited)	(Unaudited)
Revenue
Rental income	$11,196,136	$10,051,095	$8,980,801
Operating expense recoveries	638,129	650,046	762,068
Other	1,098,080	956,555	837,014
Total revenue	12,932,345	11,657,696	10,579,883
Operating expenses
Property taxes	1,209,764	972,958	997,250
Utilities	1,435,698	1,322,983	1,264,045
Repairs and maintenance	1,702,296	1,551,537	1,381,264
Management fees	367,275	316,572	273,225
Salaries and wages	747,229	675,116	691,430
General and administrative	155,306	169,539	113,817
Insurance	355,998	295,498	220,699
Depreciation	3,815,186	3,534,184	3,237,321
Amortization	768,940	638,563	417,511
Interest expense	5,312,176	6,015,393	6,110,285
Total operating expenses	15,869,868	15,492,343	14,706,847

Net loss	$(2,937,523)	$(3,834,647)	$(4,126,964)
See accompanying notes to the combined financial statements

KW Funds-303 North Glenoaks, LLC
(A Delaware Limited Liability Company)
and KW Funds-6100 Wilshire, LLC
(A Delaware Limited Liability Company)
Combined Statements of Members' Capital

Balance, December 31, 2010 (unaudited)	$33,393,442
Contributions from members (unaudited)	12,326,209
Distributions to members (unaudited)	(676,940)
Net loss (unaudited)	(4,126,964)
Balance, December 31, 2011 (unaudited)	40,915,747
Contributions from members (unaudited)	527,146
Distributions to members (unaudited)	(200,000)
Net loss (unaudited)	(3,834,647)
Balance, December 31, 2012 (unaudited)	37,408,246
Contributions	17,011,000
Distributions	(1,329,738)
Net loss	(2,937,523)
Balance, December 31, 2013	$50,151,985
See accompanying notes to the combined financial statements

KW Funds-303 North Glenoaks, LLC
(A Delaware Limited Liability Company)
and KW Funds-6100 Wilshire, LLC
(A Delaware Limited Liability Company)
Combined Statements of Cash Flows

	Year ended December 31,
	2013	2012	2011
		(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,937,523)	$(3,834,647)	$(4,126,964)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,815,186	3,534,184	3,237,321
Amortization of deferred leasing costs	768,940	638,563	417,511
Amortization of deferred financing fees	998,869	908,294	1,089,876
Change in assets and liabilities:
Deferred rent	(483,420)	(715,251)	(235,883)
Accounts receivable	(269,901)	325,003	(227,579)
Prepaid expenses	(31,152)	(16,952)	(49,049)
Prepaid rent	338,403	(42,460)	(33,100)
Tenant deposits	35,149	56,438	157
Accounts payable and accrued expenses	(332,584)	387,602	375,476
Net cash provided by operating activities	1,901,967	1,240,774	447,766
Cash flows from investing activities:
Additions to real estate	(1,523,615)	(1,935,098)	(1,937,781)
Deferred leasing costs	(732,094)	(1,177,618)	(797,605)
Change in capital escrow and deposits	698,815	556,551	(1,091,852)
Net cash used in investing activities	(1,556,894)	(2,556,165)	(3,827,238)
Cash flows from financing activities:
Payments of mortgage loans payable	(1,198,020)	(96,978)	(24,122,089)
Advances from mortgage loans	1,279,373	1,881,627	16,550,000
Payoff of second mortgage	(16,550,000)	—	—
Payments made for mortgage loan costs	—	(920,646)	(2,100,751)
Contributions from members	17,011,000	527,146	12,326,209
Distributions to members	(1,329,738)	(200,000)	(676,940)
Net cash (used in) provided by financing activities	(787,385)	1,191,149	1,976,429
Net change in cash	(442,312)	(124,242)	(1,403,043)
Cash at beginning of period	878,487	1,002,729	2,405,772
Cash at end of period	$436,175	$878,487	$1,002,729
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,320,698	$5,295,681	$4,818,298
Supplemental disclosure of non-cash activity:
Accrued capital expenditures	$302,758	$586,111	$143,994

See accompanying notes to the combined financial statements

KW Funds-303 North Glenoaks, LLC
(A Delaware Limited Liability Company)
and KW Funds-6100 Wilshire, LLC
(A Delaware Limited Liability Company)
Notes to the Combined Financial Statements
December 31, 2013 and 2012 (unaudited) and 2011 (unaudited)

NOTE 1—ORGANIZATION
KW Funds—303 North Glenoaks, LLC (Glenoaks), a Delaware limited liability company, is 50% owned by KW Property Fund II, L.P. (Fund II) and 50% owned by KW Property Fund III, L.P. (Fund III). Glenoaks was organized in March 2008 to invest in and fully own the property known as 303 North Glenoaks (the Glenoaks Property). This property is an office building totaling approximately 176,000 rentable square feet, located in Burbank, California.
KW Funds—6100 Wilshire, LLC (6100 Wilshire), a Delaware limited liability company, is 85.71% owned by KW Property Fund II, L.P. and 14.29% owned by KW Property Fund III, L.P. 6100 Wilshire was organized in June 2008 to invest in and fully own the property known as 6100 Wilshire (the Wilshire Property). This property is an office building totaling approximately 214,000 rentable square feet, located in Los Angeles, California.
The combination of Glenoaks and 6100 Wilshire is collectively referred to as "the Companies". The Companies are presented on a combined basis, as they are held under common ownership by Fund II and Fund III. The Glenoaks Property and the Wilshire Property are collectively referred to as "the Properties".
Available cash is distributed to the members in proportion to their percentage interests at the time of distribution. Profit and loss for each fiscal period shall be allocated among the members in proportion to their percentage interests.
The limited liability companies (LLC's) will continue in existence until dissolved in accordance with the provisions of their operating agreement and are funded through the equity contributions of their members. As LLC's, except as may otherwise be provided under applicable law, no member shall be bound by, or personally liable for, the expenses, liabilities, or obligations of the individual companies. The members are not obligated to restore capital deficits.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
REVENUE RECOGNITION—Rental revenue from tenants is recognized on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset.
Operating expense recoveries related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the applicable expenses are incurred. The reimbursements are recognized and presented gross, since the Companies are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier, and bears the associated credit risk.
Other revenue is primarily comprised of parking income. The total amount of parking income for the year ended December 31, 2013, 2012, and 2011 was $1,060,495, $888,790 (unaudited), and $749,905 (unaudited), respectively.
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
CASH—Cash includes highly liquid investments purchased with original maturities of three months or less. Periodically, the Companies maintain cash balances in various bank accounts in excess of federally insured limits. To date, no losses have been experienced related to such amounts. The Companies place cash with quality financial institutions and do not believe there is a significant concentration of credit risk.
REAL ESTATE ASSETS—Real estate assets are carried at depreciated cost. Depreciation on buildings and improvements has been provided for in the accompanying financial statements using the straight-line method based on estimated useful lives of 40 years for buildings and the related lease life for tenant improvements. The amortization of intangible assets associated with in-place leases has been provided for in the accompanying financial statements using the straight-line method based on the weighted-average remaining lease lives. Maintenance and repairs are charged to expense as incurred, and costs of renewals or betterments are capitalized and depreciated at the appropriate rates.

KW Funds-303 North Glenoaks, LLC
(A Delaware Limited Liability Company)
and KW Funds-6100 Wilshire, LLC
(A Delaware Limited Liability Company)
Notes to the Combined Financial Statements
December 31, 2013 and 2012 (unaudited) and 2011 (unaudited)

IMPAIRMENT OF LONG-LIVED ASSETS—In accordance with accounting guidance for long-lived assets, the properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, the Companies will evaluate the properties by comparing the carrying amount of the properties to the estimated future undiscounted cash flows of the properties. If impairment exists, an impairment loss will be recognized based on the amount by which the carrying amount exceeds the fair value of the properties. For the periods ended December 31, 2013, 2012 (unaudited), and 2011 (unaudited), there were no impairments recorded.
CONCENTRATION OF RISK—The Companies' real estate is located in California. Adverse conditions in the sector or geographic location would likely result in a material decline in the value of the Companies investment.
DEFERRED FINANCING COSTS, NET—Financing costs incurred in obtaining long-term debt are capitalized and amortized over the term of the related debt on a straight-line basis.
INCOME TAXES—As LLC's, the members elected for the Companies to be pass-through entities for income tax purposes; therefore, the Companies' taxable income or loss is allocated to members in accordance with their respective ownership, and no provision or liability for income taxes has been included in the combined financial statements.
Management has evaluated the Companies tax positions and concluded that the Companies have taken no uncertain tax positions that require adjustment to the combined financial statements in order to comply with the provisions of this guidance.
FAIR VALUE MEASUREMENTS—The Companies follow the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the combined financial statements on a recurring or nonrecurring basis. ASC Topic 820 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability (the exit price) in an orderly transaction between market participants at the measurement date.
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
The Companies have no assets or liabilities measured at fair value on a recurring or nonrecurring basis in the financial statements as of December 31, 2013 and 2012 (unaudited).

NOTE 3—REAL ESTATE ACQUISTION
The fair value of the Properties was allocated to the acquired tangible assets, consisting primarily of land and buildings, and to the identified acquired intangible assets, which comprise in-place leases, above-market leases and below-market leases, in accordance with Business Combinations ASC Subtopic 805-10. Acquisition related costs were expensed as incurred.
Upon their respective purchases in 2008, the fair value of real estate was determined by valuing the Properties as if they were vacant, which was then allocated to land and buildings and improvements, based on management's determination of the relative fair values of these assets. The value of the acquired in-place leases was determined by calculating the present value of the cash flows provided by the leases, net of related incremental expenses over the estimated lease-up period.  As of December 31, 2013 and 2012 (unaudited), no amount of intangible assets is capitalized and subject to amortization related to leases that were in-place upon acquisition in 2008.

KW Funds-303 North Glenoaks, LLC
(A Delaware Limited Liability Company)
and KW Funds-6100 Wilshire, LLC
(A Delaware Limited Liability Company)
Notes to the Combined Financial Statements
December 31, 2013 and 2012 (unaudited) and 2011 (unaudited)

NOTE 4—MORTGAGES PAYABLE
The Properties have mortgage loans payable to third-party financial institutions, which are secured by the Glenoaks Property and the Wilshire Property. The mortgages bear an interest rate of LIBOR + 4.0% and mature on October 31, 2014. The loans are subject to a repayment fee of $911,198 that is due at the time the loans are repaid. An accrual for this obligation is recorded in accounts payable and accrued expenses in the accompanying combined balance sheets as of December 31, 2013 and 2012 (unaudited). The Companies intend to extend the terms of these mortgages in 2014. During 2013, the Companies repaid off $16,550,000 of mortgage loan payable using funds received from contributions from Members. This second mortgage on the combined Properties bore interest at a rate of 11.0%.
The fair value of the debt as of December 31, 2013 and 2012 was $71,841,609 and $89,462,726 (unaudited), respectively. The fair value was estimated based on the quoted market prices for the same or similar issues for debt of the same remaining maturities as well as the credit quality of the Companies. Although the Companies have determined that the majority of the inputs used to value the mortgage fall within Level 2 of the fair value hierarchy, the assessment of the Companies' credit quality associated with the valuation utilized Level 3 inputs. However, the Companies assessed the significance of the impact of the Level 3 inputs on the overall valuation of the liability and determined that it is not significant to the overall valuation of the mortgage. As a result, the Companies have determined that its mortgage payable valuation in its entirety be classified in Level 2 of the fair value hierarchy, as defined in note 2. The fair value amount does not necessarily represent the amount that would be required to satisfy the debt obligation.

NOTE 5 - TENANT CONCENTRATIONS
The top two tenants accounted for approximately $1.9 million and $1.4 million, or 17.1% and 12.8%, respectively, of the Companies combined rental income for the year ended December 31, 2013. No other tenant comprised more than 10% of the Companies' combined rental income for the year ended December 31, 2013.

NOTE 6—MINIMUM FUTURE LEASE RENTALS
The following is a schedule of future minimum rents to be received under noncancellable operating leases as of December 31, 2013:

2014	$9,949,898
2015	8,014,866
2016	5,422,778
2017	4,054,895
2018	2,732,324
Thereafter	3,107,726
Total	$33,282,487
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

NOTE 7—TRANSACTIONS WITH THE AFFILIATES
Affiliates receive leasing commissions, a management fee, a construction management fee, reimbursements for certain billed management and administrative related costs.

KW Funds-303 North Glenoaks, LLC
(A Delaware Limited Liability Company)
and KW Funds-6100 Wilshire, LLC
(A Delaware Limited Liability Company)
Notes to the Combined Financial Statements
December 31, 2013 and 2012 (unaudited) and 2011 (unaudited)

Fees earned and reimbursements received by Kennedy-Wilson Holdings, Inc. and its affiliates were as follows:

	Year Ended December 31,
	2013	2012	2011
		(unaudited)	(unaudited)
Management fees	$367,275	$316,572	$273,225
Leasing commissions	62,917	46,315	32,806
Construction management	60,492	81,772	13,970
	$490,684	$444,659	$320,001
As of December 31, 2013, Glenoaks owed a related affiliate $177,376 which is included in accounts payable and accrued expenses on the combined balance sheet. As of December 31, 2013 and 2012, the outstanding balance due to affiliates was $31,447 and $60,476 (unaudited), respectively, and included in accounts payable and accrued expenses on the combined balance sheets.
The construction supervision fees and leasing fees are capitalized to tenant improvements and deferred leasing costs, respectively.

NOTE 8—COMMITMENTS AND CONTINGENCIES
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Currently, the Companies do not have any material commitments or contingencies.
NOTE 9—MEMBERS' CAPITAL
The below details the Members Capital accounts related to each of the Companies for the following periods:

	KW Funds-303 North Glenoaks, LLC	KW Funds-6100 Wilshire, LLC	Total
Balance, December 31, 2010 (unaudited)	16,114,996	17,278,446	33,393,442
Contributions from members (unaudited)	791,774	11,534,435	12,326,209
Distributions to members (unaudited)	(676,940)	—	(676,940)
Net loss (unaudited)	(968,135)	(3,158,829)	(4,126,964)
Balance, December 31, 2011 (unaudited)	15,261,695	25,654,052	40,915,747
Contributions from members (unaudited)	—	527,146	527,146
Distributions to members (unaudited)	(200,000)	—	(200,000)
Net loss (unaudited)	(895,167)	(2,939,480)	(3,834,647)
Balance, December 31, 2012 (unaudited)	14,166,528	23,241,718	37,408,246
Contributions	4,261,000	12,750,000	17,011,000
Distributions	(560,698)	(769,040)	(1,329,738)
Net loss	(705,671)	(2,231,852)	(2,937,523)
Balance, December 31, 2013	$17,161,159	$32,990,826	$50,151,985
NOTE 10—SUBSEQUENT EVENTS
Management has evaluated all subsequent events through March 31, 2014, the date that the financial statements are available for issuance.

Independent Auditors' Report

The Members
Bay Area Smart Growth Fund II, LLC:

We have audited the accompanying financial statements of Bay Area Smart Growth Fund II, LLC which comprise the balance sheet as of December 31, 2012, and the related statements of operations, members' equity, and cash flows for each of the years in the two-year period then ended, and the related notes to the financial statements.
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
Opinion
In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Bay Area Smart Growth Fund II, LLC as of December 31, 2012, and the results of its operations and its cash flows for each of the years in the two-year period then ended, in accordance with U.S. generally accepted accounting principles.
The accompanying balance sheet of Bay Area Smart Growth Fund II, LLC as of December 31, 2013, and the related statement of operations, members' equity, and cash flows for the year ended December 31, 2013 were not audited by us and accordingly, we do not express an opinion on them.
/s/ KPMG LLP

Dallas, Texas
March 21, 2013

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Balance Sheets

	December 31,
	2013	2012
	(unaudited)
Assets
Investments in unconsolidated real estate entities (note 3)	$23,474,790	$21,445,083
Cash and cash equivalents	80,550	133,144
Accounts receivable	—	5,148
Prepaid expenses and other assets	4,805	5,740
Total assets	$23,560,145	$21,589,115
Liabilities and members' equity
Liabilities
Accrued expenses (note 4)	$859,164	$419,296
Note payable to affiliate (note 4)	2,544,080	—
Total liabilities	3,403,244	419,296
Commitments and contingencies (note 5)
Members' equity	20,156,901	21,169,819
Total liabilities and members' equity	$23,560,145	$21,589,115
See accompanying notes to the financial statements

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Statements of Operations

	Year ended December 31,
	2013	2012	2011
Revenues:	(unaudited)
Interest income	$—	$57,940	$—
Total revenues	—	57,940	—
Expenses:
General,administrative and other	85,741	121,577	106,667
Management fees (note 4)	665,357	667,179	674,470
Interest expense (note 4)	231,511	—	57,386
Total expenses	982,609	788,756	838,523
Equity in loss from investments in unconsolidated real estate entities (note 3)	(30,309)	(315,193)	(604,819)
Net realized loss on disposition of investment in unconsolidated real estate entity (note 3)	—	—	(2,359,686)
Net loss	$(1,012,918)	$(1,046,009)	$(3,803,028)
See accompanying notes to the financial statements

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Statements of Members' Equity

	Managing Member	Nonmanaging Members	Special Member	Total
Balance, December 31, 2010 (unaudited)	$1,300,943	$24,717,913	$—	$26,018,856
Net loss	(190,152)	(3,612,876)	—	(3,803,028)
Balance, December 31, 2011	1,110,791	21,105,037	—	22,215,828
Transfer of nonmanaging member interests to managing member (note 1)	10,508,731	(10,508,731)	—	—
Net loss	(76,797)	(969,212)	—	(1,046,009)
Balance, December 31, 2012	11,542,725	9,627,094	—	21,169,819
Net loss (unaudited)	(552,288)	(460,630)	—	(1,012,918)
Balance, December 31, 2013 (unaudited)	$10,990,437	$9,166,464	$—	$20,156,901
See accompanying notes to the financial statements

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows

	Year ended December 31,
	2013	2012	2011
	(unaudited)
Cash flows from operating activities:
Net loss	$(1,012,918)	$(1,046,009)	$(3,803,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized loss on disposition of investment in unconsolidated real estate entity	—	—	2,359,686
Equity in loss from investments in unconsolidated real estate entities	30,309	315,193	604,819
Change in assets and liabilities:
Accounts receivable	5,148	(5,148)	—
Prepaid expenses and other assets	935	167,256	(157,871)
Accrued expenses	439,868	419,296	(1,043,930)
Net cash flow used in operating activities	(536,658)	(149,412)	(2,040,324)
Cash flows from investing activities:
Advances under note receivable from affiliate	—	—	(1,209,428)
Repayment of note receivable from affiliate	—	1,209,428	—
Contributions to unconsolidated real estate entities	(2,550,761)	(1,203,294)	(2,783,867)
Distributions from unconsolidated real estate entities	490,745	257,619	—
Proceeds from disposition of investment in unconsolidated real estate entity	—	—	7,000,000
Net cash flow (used in) provided by investing activities	(2,060,016)	263,753	3,006,705
Cash flow from financing activities:
Proceeds from note payable	2,544,080	—	—
Repayments of note payable	—	—	(947,678)
Net cash flow provided by (used in) financing activities	2,544,080	—	(947,678)
Net (decrease) increase in cash and cash equivalents	(52,594)	114,341	18,703
Cash and cash equivalents, beginning of year	133,144	18,803	100
Cash and cash equivalents, end of year	$80,550	$133,144	$18,803
Supplemental disclosure of noncash financing activities:
Cash paid for interest	$—	$—	$109,662
See accompanying notes to the financial statements

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Notes to the Financial Statements
December 31, 2013 (unaudited), 2012, and 2011

NOTE 1—ORGANIZATION
Bay Area Smart Growth Fund II, LLC, a Delaware Limited Liability Company (the Company) was formed by and among KW BASGF II Manager, LLC, a Delaware limited liability company (Managing Member); Pacific National Bank, Far East National Bank, First Bank, Union Bank, United Commercial Bank, US Bank National Association, Washington Mutual Community Development, Inc. and Mechanics Bank (collectively, the Nonmanaging Members); and Bay Area Council, a California nonprofit corporation (Special Member); collectively, the Members. The Company was formed upon the filing of the Company's Certificate of Formation in the office of the Secretary of State of the State of Delaware on February 5, 2007. The term of the Company initially extends to August 31, 2016 and can be extended to facilitate the realization of investments.
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
Cumulative capital contributions and commitments were as follows as of December 31, 2013 and 2012:

	2013	2012
	(unaudited)
KW BASGF II Manager, LLC	$14,312,483	$14,312,483
Far East National Bank	3,000,000	3,000,000
First Bank	1,000,000	1,000,000
Union Bank	2,624,967	2,624,967
East West Bank (formerly United Commercial Bank)	3,000,000	3,000,000
US Bank National Association	1,312,221	1,312,221
Mechanics Bank	1,000,000	1,000,000
	$26,249,671	$26,249,671
During 2010, the original members, United Commercial Bank and Pacific National Bank, were taken over by East West Bank and US Bank, respectively. Due to an agreement between US Bank and FDIC, Pacific National Bank's investment in the Company was transferred to FDIC. During 2012, the interests of FDIC (as Receiver for Pacific National Bank) and JP Morgan Chase (formerly Washington Mutual Community Development, Inc.) were transferred to KW BASG II Manager, LLC.
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

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Notes to the Financial Statements
December 31, 2013 (unaudited), 2012, and 2011

The Members have agreed to allocate income and loss for financial reporting purposes in a manner which they believe reflects the Members' respective economic interests in the total reported Members' capital of the Company as of and for each year ended December 31.
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES
MANAGEMENT ESTIMATES—The preparation of the accompanying financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and the reported amounts of income and expenses. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
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
On a periodic basis, the Company assesses whether there are any indicators that the value of its investments may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investments, and such decline in value is deemed to be other-than-temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. The Company's estimates of estimated fair value for each investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates and operating costs of the property. As these factors are difficult to predict and are subject to future events that may alter these assumptions, the values estimated by the Company in its impairment analysis may not be realized. During the year ended December 31, 2011, the Company recognized a loss on the transfer of a portion of its interest in the Bay Fund Opportunity, LLC of $2,359,686 (see note 3). As of December 31, 2013 (unaudited) and 2012, the Company determined there was no impairment related to the investments in unconsolidated real estate entities.
CASH AND CASH EQUIVALENTS—Cash and cash equivalents include highly liquid investments purchased with a maturity of three months or less. Periodically, the Company maintains cash balances in various bank accounts in excess of federally

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Notes to the Financial Statements
December 31, 2013 (unaudited), 2012, and 2011

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
Management has evaluated the Company's tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements in order to comply with the provisions of this guidance. The Company is not subject to income tax examinations by U.S. federal, state or local tax authorities for years before 2010 (unaudited).
CONCENTRATION OF RISK—The Partnership's real estate is located in California. Adverse conditions in the sector or geographic location would likely result in a material decline in the value of the Partnership's investment.
NOTE 3—INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES
During 2008, the Company acquired a member's interest in the following unconsolidated real estate entities: 300 California Partners, LLC (300 California) and Marina Shores and Marina Cove. The Company acquired its interests in these entities in May 2008 and June 2008, respectively.
300 California is a venture between the Company and two other members affiliated through common management and a common investor. 300 California owns and leases an office building located in San Francisco, California. 300 California had a mortgage note payable that had a balance of $37,537,646 (unaudited) at its original maturity date in August 2010 and at December 31, 2010. This loan was extended to November 14, 2013 with a required $2,000,000 paydown made January 14, 2011 and a required $3,000,000 letter of credit also provided January 14, 2011. The $2,000,000 paydown was funded by a short-term loan from Kennedy-Wilson Holdings, Inc., an affiliate of the Managing Member to the property. This short-term loan was paid off from capital contributions from the investors in 2011. The maturity date of the mortgage note has been extended to November 15, 2015. As part of the modification 300 California is required to make principal payments of $1,500,000 (unaudited) on September 1, 2014 and December 1, 2014 and monthly payments of $273,000 (unaudited) from January 1, 2015 to November 1, 2015 (unaudited). The latest modification also allowed for the release of the $3,000,000 (unaudited) letter of credit that was provided on January 14, 2011 and increased the total guaranteed principal amount from the Members to $8,884,000 (unaudited). The mortgages bear an interest rate of three month LIBOR + 2.75% (unaudited). Management will use a combination of additional capital from investors and the Partnership's existing cash balances to make these pay downs as required.
Marina Shores and Marina Cove each separately own a multifamily housing complex, both of which are located in Richmond, California, and are in close proximity to one another. Marina Shores and Marina Cove are under common management and ownership. On May 4, 2011, the Company sold 24.07% of its interest in Bay Fund Opportunity, LLC for $7,000,000 to an affiliate of the Managing Member, reducing the Company's interest from 55.83% to 31.76%. The transfer of interest resulted in a realized loss on disposition of $2,359,686, which is shown on the 2011 statement of operations as a net realized loss on disposition of investment in unconsolidated real estate entity. On December 2, 2011, the mortgage notes payable secured by Marina Cove and Marina Shores were extended to June 26, 2013 with a required principal paydown of $6,358,937, which was funded by capital contributions from other investors in Bay Fund Opportunity, LLC. These capital contributions reduced the Company's interest from 31.76% to 25.96%. On March 28, 2013, management of the Company refinanced the existing mortgages with new mortgages that totaled $48,400,000 (unaudited) and $9,368,173 (unaudited) of additional capital contributions from the members of the joint venture. The new mortgages bear an interest rate of three month LIBOR + 2.5% (unaudited) and mature on May 1, 2018 (unaudited).
The following presents summarized financial information of the unconsolidated real estate entities as of and for the year ended December 31, 2013 (unaudited):

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Notes to the Financial Statements
December 31, 2013 (unaudited), 2012, and 2011

	300 California	Marina Cove and Marina Shores	Total
Land and buildings	$61,228,091	$97,738,650	$158,966,741
Other assets	1,528,946	3,147,384	4,676,330
Mortgage loans	(35,537,646)	(47,610,010)	(83,147,656)
Other liabilities	(924,004)	(2,251,728)	(3,175,732)
Net assets	$26,295,387	$51,024,296	$77,319,683
Company's share of net assets	$10,228,914	$13,245,876	$23,474,790
Operating revenues	$4,423,938	$8,647,554	$13,071,492
Property operating expenses	(3,138,647)	(6,873,573)	(10,012,220)
Rental operations, net	1,285,291	1,773,981	3,059,272
Non operating expense, net	(38,437)	(284,998)	(323,435)
Interest expense	(1,196,177)	(1,670,956)	(2,867,133)
Net income (loss)	$50,677	$(181,973)	$(131,296)
Company's share of net income (loss)	$16,930	$(47,239)	$(30,309)
The following presents summarized financial information of the unconsolidated real estate entities as of and for the year ended December 31, 2012:

	300 California	Marina Cove and Marina Shores	Total
Land and buildings	$61,789,366	$99,943,650	$161,733,016
Other assets	1,656,197	2,393,175	4,049,372
Mortgage loans	(35,537,646)	(57,998,348)	(93,535,994)
Other liabilities	(758,207)	(2,232,209)	(2,990,416)
Net assets	$27,149,710	$42,106,268	$69,255,978
Company's share of net assets	$10,514,317	$10,930,766	$21,445,083
Operating revenues	$3,506,476	$8,088,922	$11,595,398
Property operating expenses	(2,696,149)	(6,590,804)	(9,286,953)
Rental operations, net	810,327	1,498,118	2,308,445
Non operating expense, net	(25,335)	(288,133)	(313,468)
Interest expense	(1,311,550)	(1,746,528)	(3,058,078)
Net loss	$(526,558)	$(536,543)	$(1,063,101)
Company's share of net loss	$(175,906)	$(139,287)	$(315,193)

The following presents summarized income statement of the unconsolidated real estate entities as of and for the year ended December 31, 2011:

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Notes to the Financial Statements
December 31, 2013 (unaudited), 2012, and 2011

	300 California	Marina Cove and Marina Shores	Total
Operating revenues	$2,056,010	$7,711,417	$9,767,427
Property operating expenses	(2,103,605)	(6,198,017)	(8,301,622)
Rental operations, net	(47,595)	1,513,400	1,465,805
Non operating (loss) income, net	(15,400)	341,195	325,795
Interest expense	(1,314,783)	(2,676,208)	(3,990,991)
Net loss	$(1,377,778)	$(821,613)	$(2,199,391)
Company's share of net loss	$(460,272)	$(144,547)	$(604,819)
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
During 2013, 2012, and 2011, the Managing Member earned $532,285 (unaudited), $533,743, and $539,576 in fund management fees and the Special Member earned $133,072 (unaudited), $133,436, and $134,894 in advisory fees, respectively. Fund management fees and advisory fees are reflected in management fees on the statement of operations. As of December 31, 2013, $502,122 (unaudited), and $125,530 (unaudited) in fund management and advisory fees were due to the Managing Member and the Special Member, respectively, and are reflected in accrued expenses on the accompanying balance sheet. As of December 31, 2012, $319,037 and $100,259 in fund management and advisory fees were due to the Managing Member and the Special Member, respectively and are reflected in accrued expenses on the accompanying balance sheet.
During 2013, the Company borrowed $2,544,080 (unaudited) from Kennedy-Wilson Holdings, Inc. an affiliate of the Managing Member in order to fund capital contributions to Marina Cove and Marina Shores. The loan bears interest of 12% (unaudited) and is due on August 31, 2016 (unaudited).
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
During 2010, the Company borrowed funds from Kennedy-Wilson Holdings, Inc, an affiliate of the Managing Member in order to fund investment requirements and general and administrative expenses. On November 2, 2010, a promissory note was executed to document these borrowings with a $1,000,000 maximum bearing 10% interest per annum on the funded amount and a maturity date of December 31, 2011. This note was paid off in full on May 5, 2011. Interest expense on this note in the amount of $57,386 is included in the 2011 statement of operations as interest expense.
In addition, the Company paid an affiliate of the Managing Member reimbursements for administrative and accounting services in connection with the annual audits. These reimbursements were $7,500 per year for each of the years ended December 31, 2013 (unaudited), 2012, and 2011.

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Notes to the Financial Statements
December 31, 2013 (unaudited), 2012, and 2011

NOTE 5—COMMITTMENT AND CONTINGENCIES
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Currently, the Company does not have any material commitments or contingencies.

NOTE 6—SUBSEQUENT EVENTS
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition and disclosure through March 31, 2014, the date at which the financial statements were available to be issued, and determined there are no other items to disclose.

Independent Auditor’s Report

The Partners
KWF Real Estate Venture X, L.P.:
Report on the Financial Statements
We have audited the accompanying consolidated financial statements of KWF Real Estate Venture X, L.P. and its subsidiaries (the Partnership), which comprise the consolidated balance sheet as of December 31, 2013, and the related consolidated statements of operations, partners’ capital, and cash flows for the year ended December 31, 2013, and the related notes to the consolidated financial statements.
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
Auditor’s Responsibility
Our responsibility is to express an opinion on the consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of KWF Real Estate Venture X, L.P. and its subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013 in accordance with U.S. generally accepted accounting principles.

/s/ KPMG
Dublin, Ireland
March 28, 2014

KWF REAL ESTATE VENTURE X. L.P.
(A Delaware Limited Partnership)
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2013 and 2012

	2013	2012
Assets		(unaudited)
Real Estate:
Land	€22,900,000	—
Buildings and improvements	85,388,709	—
	108,288,709	—
Accumulated depreciation	(1,509,243)	—
Real estate, net	106,779,466	—

Acquired in-place lease value, net of accumulated amortization of €504,220	9,947,780	—
Acquired intangible for above market leases, net of accumulated amortization of €654,152	12,905,848	—
Cash	51,864	3,808,301
Restricted cash	75,002	—
Notes receivable	—	106,921,596
Deferred financing fees, net of accumulated amortization of €284,458 and €13,104	1,072,275	1,340,956
Accounts receivable	118,821	—
Prepaid expenses	11,349	—
Derivative financial instrument	440,192	421,027
Total assets	€131,402,597	112,491,880
Liabilities and Partners' Capital
Mortgage loan payable	€52,785,000	54,000,000
Prepaid rent and accounts payable	116,556	—
Accrued expenses	1,230,779	184,847
Income tax payable	70,777	—
Other liabilities	—	2,250,000
Total liabilities	54,203,112	56,434,847

Commitments and contingencies (note 8)	—	—
Partners' capital	77,199,485	56,057,033
Total liabilities and partners' capital	€131,402,597	112,491,880

See accompanying notes to the consolidated financial statements.

KWF REAL ESTATE VENTURE X, L.P.
(A Delaware Limited Partnership)
AND SUBSIDIARIES
Consolidated Statements of Operations
Year ended December 31, 2013 and period from November 13, 2012 (inception) through December 31, 2012

	2013	2012
		(unaudited)
Revenues:
Rental	€4,315,387	—
Interest	1,919,236	424,930
Operating expense recoveries	39,086	—
Total revenues	6,273,709	424,930
Operating expenses:
Repairs and maintenance	482,979	—
Asset management fees	272,536	24,737
General and administrative	458,369	17,459
Insurance	16,455	—
Depreciation	1,509,243	—
Amortization, deferred financing fees	271,354	13,104
Amortization, in-place leases	504,220	—
Total operating expenses	3,515,156	55,300
Other income and expenses:
Gain on foreclosure, net of acquisition costs of €2,211,571	23,006,833	—
Interest expense	(2,604,294)	(126,630)
Change in value of derivative financial instrument	19,165	(133,973)
Net income before income taxes	23,180,257	109,027
Income taxes	(70,777)	(27,257)
Net income after income taxes	€23,109,480	81,770

See accompanying notes to the consolidated financial statements.

KWF REAL ESTATE VENTURE X, L.P.
(A Delaware Limited Partnership)
AND SUBSIDIARIES
Consolidated Statement of Partners' Capital
Year ended December 31, 2013 and period from November 13, 2012 (inception) through December 31, 2012

	KW Limited Partner	FF Limited Partner	Total
Balance, November 13, 2012 (inception)	€—	€—	€—
Contributions	28,000,000	28,024,737	56,024,737
Distributions	(24,737)	(24,737)	(49,474)
Net income after taxes	40,885	40,885	81,770
Balance, December 31, 2012 (unaudited)	28,016,148	28,040,885	56,057,033

Contributions	—	137,028	137,028
Distributions	(1,052,028)	(1,052,028)	(2,104,056)
Net income after taxes	11,635,622	11,473,858	23,109,480
Balance, December 31, 2013	€38,599,742	€38,599,743	€77,199,485

See accompanying notes to the consolidated financial statements.

KWF REAL ESTATE VENTURE X, L.P.
(A Delaware Limited Partnership)
AND SUBSIDIARIES
Consolidated Statement of Cash Flows
Year ended December 31, 2013 and period from November 13, 2012 (inception) through December 31, 2012

	2013	2012
		(unaudited)
Cash flows from operating activities:
Net income	€23,109,480	81,770
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on foreclosure	(23,006,833)	—
Depreciation	1,509,243	—
Change in value of derivative financial instrument	(19,165)	133,973
Amortization of deferred financing fees	271,354	13,104
Amortization of acquired in-place lease intangible	504,220	—
Adjustment to revenue for above and below market leases	654,152	—
Change in operating assets and liabilities	—	—
Accounts receivable	(118,821)	—
Prepaid expenses	(11,349)	—
Prepaid rent and accounts payable	116,556	—
Accrued expenses	1,045,932	184,847
Income tax payable	70,777	—
Net cash provided by operating activities	4,125,546	413,694
Cash flows from investing activities:
Acquisition of notes receivable	—	(106,921,596)
Additions to real estate	(2,372,280)	—
Increase in restricted cash	(75,002)	—
Net cash used in investing activities	(2,447,282)	(106,921,596)
Cash flows from financing activities:
Contributions from partners	137,028	56,024,737
Distributions to partners	(2,104,056)	(49,474)
Payment made for derivative financial instrument	—	(555,000)
(Repayments) proceeds from affiliate loan	(2,250,000)	2,250,000
Payments made for financing fees	(2,673)	(1,354,060)
(Principal repayments) proceeds from mortgage loan	(1,215,000)	54,000,000
Net cash (used in) provided by financing activities	(5,434,701)	110,316,203
Net (decrease) increase in cash	(3,756,437)	3,808,301
Cash at beginning of period	3,808,301	—
Cash at end of period	€51,864	3,808,301

Supplemental disclosure of cash flow information:
Cash paid for interest	€2,215,537	—

Supplemental disclosure of non-cash investing activities:
During the year ended December 31, 2013, notes receivable of €106,921,596 were exchanged for real estate with a fair value of €132,140,000.
See accompanying notes to the consolidated financial statements.

KWF REAL ESTATE VENTURE X, L.P.
(A Delaware Limited Partnership)
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

(1) Organization

KWF Real Estate Venture X, L.P., a Delaware limited partnership (the Partnership) was formed by and between KWF Manager X, LLC, a Delaware limited liability company as the general partner (the General Partner), K-W Properties, a California corporation, as a limited partner (the KW Limited Partner), and Odyssey Reinsurance Company (the FF Limited Partner), a Connecticut corporation, as a limited partner. Collectively, the KW Limited Partner and the FF Limited Partner are referred to as the Limited Partners.
The Partnership was formed upon the filing of the Certificate of Limited Partnership with the office of the Secretary of the State of Delaware on November 13, 2012. The term of the Partnership extends until the earlier of (i) eight years after November 13, 2012, the date of the Limited Partnership Agreement of KWF Real Estate Venture X, L.P. (the Limited Partnership Agreement) or (ii) the date the partnership investment has been liquidated, the Partnership is dissolved, or at any time, there are no limited partners.
The business of the Partnership is to acquire, hold, manage, finance, and dispose of a real estate investment pursuant to the initial business plan in the Limited Partnership Agreement as amended thereafter by the Partners. The initial business plan provided for the acquisition of two mortgage loans in the principal amount of €120,000,000 and secured by the State Street Building, an office building totaling 174,653 rentable square feet, located in Dublin, Ireland, and adjoining 3.4-acre parcel (the Partnership Investment) through a wholly owned subsidiary of the Partnership, KW State Street, LLC. The consideration for these loans was €106,000,000. On April 16, 2013, KW State Street, LLC foreclosed on the two mortgage loans resulting in the ownership of the underlying real estate that had been used as collateral for the two loans.
Initial capital contributions were €28,000,000 by the KW Limited Partner and €28,000,000 by the FF Limited Partner. Requests for capital contributions may be made by the General Partner and used to satisfy obligations pursuant to the Partnership Investment, including follow-on investments in the Partnership Investment, and to pay partnership expenses. Capital contributions made by the FF Limited Partner may not exceed €28,000,000 in the aggregate unless the General Partner has obtained the prior written consent of the FF Limited Partner. In the event that the FF Limited Partner elects not to make capital contributions above €28,000,000, the KW Limited Partner may provide additional funding to the Partnership in the form of a demand loan bearing interest at the greater of 10% per annum or the Citibank N.A. prime rate.
Subject to the prior payment of principal and interest on any demand loans made to the Partnership by any Limited Partner, distributions shall be apportioned between the Limited Partners in proportion to their percentage interests of 50% to the KW Limited Partner and 50% to the FF Limited Partner. The amount apportioned to each Limited Partner shall be distributed to the Limited Partner and the General Partner at the end of the Partnership or at such point that the final internal rate of return can be estimated with reasonable certainty in the following order of priority:

(i)	First, one hundred percent (100%) to such Limited Partner until such Limited Partner has received a fifteen percent (15%) per annum internal rate of return, compounded annually;

(ii)
Second, eighty percent (80%) to such Limited Partner and twenty percent (20%) to the General Partner until such Limited Partner has received a twenty five percent (25%) per annum internal rate of return, compounded annually;

(iii)Thereafter, sixty percent (60%) to such Limited Partner and forty percent (40%) to the General Partner.

Profit and loss for each fiscal period shall generally be allocated among the partners in a manner to cause their capital account balances to equal the amounts of distributions that would be made if the Partnership were dissolved assuming its assets sold for their respective carrying values and its liabilities satisfied in accordance with their terms.
During the period, the Partnership set up a tax-exempt structure for its Irish investments through a Qualifying Investor Alternative Investment Fund (KW Real Estate plc, the “QIAIF”).  As part of this structure, the QIAIF acquired the total share capital from the Partnership’s two wholly owned subsidiaries, KWF SS Real Estate Limited and KWF SS Real Britton Limited.

KWF REAL ESTATE VENTURE X, L.P.
(A Delaware Limited Partnership)
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

(2) Summary of Significant Accounting Policies

(a)Principles of Consolidation
The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries, KW State Street, LLC, KWF SS Real Estate Limited, KWF SS Real Britton Limited, and KW Irish Real Estate Fund IV (collectively, the Partnership). All significant intercompany items have been eliminated in the accompanying consolidated financial statements.
(b)Use of Estimates
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
(c)Real Estate Assets
On April 16, 2013, the Partnership foreclosed on the notes receivable resulting in the ownership of the underlying real estate that had been used as collateral for the loan. The Partnership has no further recourse against the borrower. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 310-30-40-40-2, Loans and Debt Securities Acquired with Deteriorated Credit Quality, when a loan reverts to real estate, it should be recorded at fair value, and a gain or loss recorded on the conversion date when there is a difference between the book value of the loan and the fair value of the collateral. Upon review at the date of conversion, management determined that the fair value of the real estate was €132,140,000. After costs to foreclose of €2,211,571 were considered, a gain of €23,006,833 was recorded for the real estate.
The fair value of the real estate acquired was allocated to the acquired tangible assets, consisting primarily of land and buildings and improvements, and to the identified acquired intangible assets, which comprise in-place leases and above-market leases.
The fair value of real estate was determined by valuing the property as if it were vacant, which was then allocated to land and buildings and improvements, based on management’s determination of the relative fair values of these assets.
The value of the acquired in-place leases was determined by calculating the present value of cash flows provided by the leases, net of related incremental expenses over the estimated lease-up period.
The following supplemental information summarizes the fair value of the assets acquired:

Real estate assets:
Land	€22,900,000
Building and improvements	85,228,000

Intangible assets:
In-place leases	10,452,000
Above-market leases	13,560,000
Fair value of assets acquired	€132,140,000

Real estate assets are carried at depreciated cost, less impairment if any. Depreciation on buildings and improvements has been provided for in the accompanying consolidated financial statements using the straight-line method based on

KWF REAL ESTATE VENTURE X, L.P.
(A Delaware Limited Partnership)
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

estimated useful lives of 40 years. Maintenance and repairs are charged to expense as incurred and costs of renewals or betterments are capitalized and depreciated at the appropriate rates.
The purchase price of acquired properties is allocated to land, buildings and intangible lease values based on their respective fair value in accordance with ASC Subtopic 805-10, Business Combinations. Acquisition-related costs are expensed as incurred.
(d) Impairment of Long-Lived Assets
Long‑lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with FASB ASC 360‑10, Impairment of Long‑Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset less costs to sell. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held‑for‑sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. For the period ended December 31, 2013, there were no impairments recorded.
(e) Cash
Cash includes highly liquid investments purchased with original maturities of three months or less. Periodically throughout the period from November 13, 2012 (inception) through December 31, 2013, cash balances in various bank accounts exceeded the insured limits. To date, no losses have been experienced related to such amounts. The Partnership places cash with quality financial institutions and does not believe there is a significant concentration of credit risk.
(f) Investments in Notes Receivable Acquired for Ownership of Underlying Collateral
Interest income from investments in notes receivable acquired at a discount and for ownership of the underlying collateral is recognized under the provisions of ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality. No income is accrued during the foreclosure process even though it accrues contractually. However, any interest income realized is recognized to the extent that it is received in cash during the foreclosure process.
(g) Deferred Financing Fees
All direct costs incurred in connection with obtaining long-term debt are capitalized and amortized over the term of the related debt on a straight‑line basis, which approximates the effective interest method.
(h) Income Taxes
As a limited Partnership, no provision is made in the accompanying consolidated financial statements for partnership income tax liabilities, because such taxes are the responsibility of the individual partners. However, the Partnership owns and consolidates certain corporate subsidiaries, which have income tax liabilities in respect of the international jurisdiction in which they operate, and these amounts are reflected in the consolidated financial statements. No future tax charge is expected due to the tax-exempt structure introduced during the year ended December 31, 2013 (refer to note 1).
Income taxes are accounted for under the asset and liability method. This process requires management to estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. Management’s judgments, assumptions, and estimates relative to the current provision for income tax take into account current tax laws and interpretations of same.
The Partnership is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement, which could result in the Partnership recording a tax liability that would reduce net assets. Based on their analysis, the Partnership has determined that there are no tax benefits that would have a material impact on the Partnership’s financial position or results of operations. The tax years 2012 (year of inception) and 2013 remain open to examination by the taxing jurisdictions to which the Partnership is subject, being Ireland.

KWF REAL ESTATE VENTURE X, L.P.
(A Delaware Limited Partnership)
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

(i) Accounts Receivable
Accounts receivable due from tenants are recorded at the contractual amount as determined by the lease agreements, and do not bear interest. The allowance for doubtful accounts is the Partnership’s best estimate of the amount of probable credit losses in the Partnership’s existing accounts receivable. The Partnership determines the allowance based on historical experience and specific item identification, which is reviewed on a quarterly basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
(j) Revenue Recognition
Rental revenue from tenants is recognized on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset.
(k) Concentration of Risk
The Partnership Investment is located in Ireland. Adverse conditions in the sector or geographic location would likely result in a material decline in the value of the Partnership Investment.
(l) Fair Value Measurements
The Partnership follows the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the consolidated financial statements on a recurring or nonrecurring basis. ASC Topic 820 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability (the exit price) in an orderly transaction between market participants at the measurement date.
A three-level hierarchy was established for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The three hierarchy levels are defined as follows:
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
For certain financial instruments, including cash, restricted cash, accounts receivable, prepaid expenses, prepaid rent and accounts payable, accrued expenses, income tax payable and other liabilities, recorded amounts approximate fair value due to the relatively short-term nature of these instruments.

During 2013, the Partnership foreclosed on its loan collateral and obtained the underlying asset. This building and accompanying land have been measured at fair value in accordance with the accounting policy outlined in (c) above.

(m) Derivative Financial Instruments
The Partnership recognizes all derivative financial instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivative financial instruments that are not designated as a hedging instrument, the Partnership records changes in fair value in the consolidated statement of operations in the period they occur.

KWF REAL ESTATE VENTURE X, L.P.
(A Delaware Limited Partnership)
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

(3) Fair Value Measurements
On December 11, 2012, in order to manage fluctuations in interest rates, the Partnership entered into an interest rate cap contract to hedge EURIBOR, which is used to determine the underlying interest rate for the mortgage loan payable described in note 4.
The interest rate cap is valued based on the net present value of expected future cash flows as determined by the counterparty. The Partnership determined that based on an evaluation of the significance of each of the inputs used to value this instrument that it is considered level 2 in its entirety.
The fair value of the derivative financial instrument held as of December 31, 2013 was €440,192 and €421,027 (unaudited) as of December 31, 2012. The interest rate cap contract does not qualify as designated hedging instrument under ASC Topic 815, Derivatives and Hedging, and accordingly, the Partnership recognized a gain of €19,165 for the year ended December 31, 2013, and a loss of €133,973 (unaudited) for the period from November 13, 2012 through December 31, 2012, on this contract.
(4) Mortgage Loan Payable
On December 21, 2012, the Partnership’s subsidiaries, KW State Street, LLC and KWF SS Real Estate Limited obtained a mortgage loan collateralized by the Partnership Investment with a principal of €54,000,000. As of December 31, 2013, the outstanding balance of the mortgage was €52,785,000 and it bears interest of three-month EURIBOR plus 4.5%, resulting in an interest rate of 4.78%. The mortgage matures on December 13, 2017 and requires principal and interest payments on every January 21, April 21, July 21, and October 21 through maturity, with the first payment having been paid on April 21, 2013. Future principal repayments on this loan are as follows:

2014	€1,620,000
2015	1,620,000
2016	1,620,000
2017	47,925,000
€52,785,000
(5) Minimum Future Lease Rentals
As of December 31, 2013, the minimum future rents receivable under non-cancellable operating leases are as follows:

2014	€6,788,800
2015	6,788,800
2016	6,788,800
2017	6,788,800
2018	6,788,800
Thereafter	61,099,200
€95,043,200
(6) In-Place Lease Valuation
The fair value of real estate acquired was allocated to the acquired tangible assets, consisting primarily of land and buildings, and to the identified acquired intangible assets, which comprise in-place leases and above-market leases.

KWF REAL ESTATE VENTURE X, L.P.
(A Delaware Limited Partnership)
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

The fair value of real estate was determined by valuing the property as if it were vacant, which was then allocated to land and building, based on management's determination of the relative fair values of these assets. The value of the acquired in-place leases was determined by calculating the present value of the cash flows provided by the in-place leases, net of related incremental expenses over the estimated lease-up period.  The value of the acquired in-place leases and above-market lease asset was €10,452,000 and €13,560,000, respectively, at the date of acquisition.
The value of the acquired in-place leases and above-market lease intangibles is amortized over 174 months, the remaining term of the lease. For the period ended December 31, 2013, the amortization expense related to in-place leases and above-market leases was €504,220 and €654,152 respectively.
As of December 31, 2013, the annual amortization expense of in place-leases and above-market leases for each of the next five years and thereafter is as follows:

	In-Place Leases	Above-Market Leases
2014	€771,160	€1,000,467
2015	771,160	1,000,467
2016	771,160	1,000,467
2017	771,160	1,000,467
2018	771,160	1,000,467
Thereafter	6,091,980	7,903,513
	€9,947,780	€12,905,848
(7) Transactions with Affiliates
The Limited Partnership Agreement provides that the General Partner be paid an acquisition fee of 0.5% of the gross purchase price of the Partnership Investment payable in full at the close of the acquisition. Additionally, the Partnership shall pay the General Partner, a management fee in an amount equal to 1% of capital invested by the FF Limited Partner exclusive of capital contributions for such management fees. This management fee is payable semiannually in arrears through capital contributions made by the FF Limited Partner. The Partnership incurred a €530,000 (unaudited) acquisition fee during the period from November 13, 2012 (inception) through December 31, 2012 that is included in the cost of the notes receivable on the accompanying consolidated balance sheet. The Partnership also incurred €272,536 and €24,737 (unaudited) of management fees for the year ended December 31, 2013 and for the period from November 13, 2012 (inception) through December 31, 2012, respectively.
During the period from November 13, 2012 (inception) through December 31, 2012, the Partnership received a short-term interest free advance in the amount of €2,250,000 from Kennedy-Wilson Holdings, Inc., an affiliate of the General Partner and the KW Limited Partner, in order to establish a post-closing reserve with the mortgage lender. At December 31, 2012, the balance of this note payable was €2,250,000 and is included in the accompanying consolidated balance sheet as other liabilities. The note payable to the affiliate was paid off in full on April 25, 2013.
(8) Commitments and Contingencies
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
(9) Subsequent Events
Management has evaluated all subsequent events occurring after the date of the balance sheet through March 28, 2014, the date the consolidated financial statements were available to be issued, to determine whether any subsequent events necessitated adjustment to or disclosure in the consolidated financial statements. No other events were identified that necessitated adjustment or disclosure.

Independent Auditor’s Report

The Partners
KWF Real Estate Venture XII, L.P.:
Report on the Financial Statements
We have audited the accompanying consolidated financial statements of KWF Real Estate Venture XII, L.P. and its subsidiaries (the Partnership), which comprise the consolidated balance sheet as of December 31, 2013 and the related consolidated statements of operations, partners’ capital, and cash flows for the year ended December 31, 2013, and the related notes to the consolidated financial statements.
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
Auditor’s Responsibility
Our responsibility is to express an opinion on the consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor`s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KWF Real Estate Venture XII, L.P. and its subsidiaries as of December 31, 2013 and the results of their operations and their cash flows for the year ended December 31, 2013 in accordance with U.S. generally accepted accounting principles.
/s/ KPMG
Dublin, Ireland
March 28, 2014

KWF REAL ESTATE VENTURE XII, L.P.
(A Delaware Limited Partnership)
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2013 and 2012

	2013	2012
Assets		(Unaudited)
Real Estate:
Land	£5,000,000	—
Buildings and improvements	81,056,644	—
	86,056,644	—
Accumulated depreciation	(426,492)	—
Real estate, net	85,630,152	—

Acquired in-place lease value, net of accumulated amortization of £602,096	29,132,904	—
Acquired intangible for above-market leases, net of accumulated amortization of £47,995	2,476,005	—
Cash	3,783,717	—
Deposits in escrow	508,569	13,500,000
Notes receivable	9,194,526	76,063,339
Investment in loan pool participation (note 4)	2,508,427	9,901,331
Deferred financing fees, net of accumulated amortization of £271,472 and £nil	1,169,237	139,933
Accounts receivable, net of allowance for bad debts of £72,305	476,032	—
Deferred tax asset (note 6)	697,876	—
Other assets	576,706	113,829
Total assets	£136,154,151	99,718,432
Liabilities and Partners' Capital
Note payable (note 9)	£4,689,288	48,723,935
Mortgage loan payable	56,587,280	—
Prepaid rent	1,093,886	—
Accrued expenses	603,679	81,883
Accounts payable	240,999	—
VAT payable	306,875	—
Acquired intangible for below-market leases, net of accumulated amortization of £47,438	2,075,562	—
Other liabilities	261,248	149,000
Total liabilities	65,858,817	48,954,818

Commitments and contingencies (note 12)	—	—
Partners' capital	70,295,334	50,763,614
Total liabilities and partners' capital	£136,154,151	99,718,432

See accompanying notes to the consolidated financial statements.

KWF REAL ESTATE VENTURE XII, L.P.
(A Delaware Limited Partnership)
AND SUBSIDIARIES
Consolidated Statements of Operations
Year ended December 31, 2013 and period from December 3, 2012 (inception) through December 31, 2012

	2013	2012
Revenues:		(Unaudited)
Rental	£1,784,144	—
Interest income	3,185,977
Participation income	1,040,000	—
Operating expense recoveries	401,997
Total revenues	6,412,118	—
Operating expenses:
Utilities	29,764	—
Repairs and maintenance	271,493	—
Management fees	36,842	—
Asset management fees	290,482	—
General and administrative	463,370	—
Insurance	186,675	—
Depreciation	426,492	—
Amortization, deferred financing fees	271,472	—
Amortization, in-place leases	602,096
Total operating expenses	2,578,686	—
Other income and expenses:
Gain on foreclosure, net of foreclosure costs of £1,248,766	26,498,795	—
Interest expense	(4,397,045)	(81,883)
Change in value of derivative financial instrument	(16,975)	(35,171)
Net income (loss) before income taxes	25,918,207	(117,054)
Income taxes benefit	697,876	—
Net income (loss) after income taxes	£26,616,083	(117,054)

See accompanying notes to the consolidated financial statements.

KWF REAL ESTATE VENTURE XII, L.P.
(A Delaware Limited Partnership)
AND SUBSIDIARIES
Consolidated Statement of Partners' Capital
Year ended December 31, 2013 and period from December 3, 2012 (inception) through December 31, 2012

	KW Limited Partner	FF Limited Partner	Total
Balances, December 3, 2012 (inception) (unaudited)	£—	£—	£—
Contributions	50,880,668	—	50,880,668
Net loss after income taxes	(117,054)	—	(117,054)
Balances, December 31, 2012	50,763,614	—	50,763,614
Contributions	—	34,394,561	34,394,561
Distributions	(29,127,756)	(12,351,168)	(41,478,924)
Net income after income taxes	13,511,809	13,104,274	26,616,083
Balances, December 31, 2013	£35,147,667	£35,147,667	£70,295,334

See accompanying notes to the consolidated financial statements.

KWF REAL ESTATE VENTURE XII, L.P.
(A Delaware Limited Partnership)
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Year ended December 31, 2013 and period from December 3, 2012 (inception) through December 31, 2012

	2013	2012
		(Unaudited)
Cash flows from operating activities:
Net income (loss)	£26,616,083	(117,054)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on foreclosure	(26,498,795)
Depreciation	426,492	—
Amortization of acquired in-place lease value	602,096	—
Amortization of deferred financing fees	271,472	—
Adjustment to revenue for above and below market leases	557	—
Deferred tax benefit	(697,876)	—
Change in value of derivative financial instrument	16,975	35,171
Bad debt expense	72,305	—
Accrued participation income	(1,040,000)	—
Increase in operating assets and liabilities:
Accounts receivable	(548,337)	—
Other assets	(496,852)	—
Prepaid rent	1,093,886	—
Accrued expenses	521,796	81,883
Accounts payable	240,999	—
VAT payable	306,875	—
Other liabilities	112,248	149,000
Net cash provided by operating activities	999,924	149,000

Cash flows from investing activities:
Acquisition of notes receivable	(46,616,823)	(76,063,339)
Proceeds from sale of notes receivable	23,078,024	—
Investment in participation interest	(13,997,308)	(9,901,331)
Distributions from investment in participation interest	22,430,212	—
Additions to real estate	(175,644)	—
Net cash received on acquisition of real estate	889,407	—
Deposits in escrow	12,991,431	(13,500,000)
Net cash used in investing activities	(1,400,701)	(99,464,670)
Cash flows from financing activities:
Contributions from partners	34,394,561	50,880,668
Distributions to partners	(41,478,924)	—
Payments made for financing fees	(1,300,776)	(139,933)
Payment made for derivative instrument	—	(149,000)
Proceeds from derivative instrument partial unwind	17,000	—
Proceeds from note payable	29,601,065	48,723,935

Repayment of note payable	(16,973,856)	—
Principal payments on mortgage loan	(74,576)	—
Net cash provided by financing activities	4,184,494	99,315,670
Net increase in cash	3,783,717	—
Cash at beginning of period	—	—
Cash at end of period	£3,783,717	£—

Supplemental disclosure of cash flow information:
Cash paid for interest	£3,745,492	£—

Supplemental disclosure of non-cash investing activities:
During the year ended December 31, 2013, notes receivable of £90,407,612 were exchanged for real estate with fair value of £116,017,000.
During the year ended December 31, 2013, note payable was partially refinanced with a mortgage loan of £56,661,856 from the same lender.

See accompanying notes to the consolidated financial statements.

KWF REAL ESTATE VENTURE XII, L.P.
(A Delaware Limited Partnership)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(1)Organization
KWF Real Estate Venture XII, L.P., formally KW Forth, L.P., a Delaware limited partnership (the Partnership) was formed by and between KWF Manager XII, LLC, a Delaware limited liability company as the general partner (the General Partner) and KWF Manager XII, LLC, a Delaware limited liability company, as a limited partner (the KW Limited Partner). On January 3, 2013, the Limited Partnership Agreement of KWF Real Estate Venture XII, L.P. (the Limited Partnership Agreement) was amended to admit Odyssey Reinsurance Company, a Connecticut Corporation, and Newline Corporate Name Limited, a UK company, (collectively, the FF Limited Partner) as limited partners. Collectively, the KW Limited Partner and the FF Limited Partner are referred to as the Limited Partners.
The Partnership was formed upon the filing of the Certificate of Limited Partnership with the office of the Secretary of the State of Delaware on December 3, 2012. The term of the Partnership extends until the earlier of (i) eight years after January 3, 2013, the date of the Limited Partnership Agreement or (ii) the date the Partnership Investment has been liquidated, the Partnership is dissolved, or at any time, there are no limited partners.
The business of the Partnership is to acquire, hold, manage, finance, and dispose of the Partnership Investment pursuant to the initial business plan in the Limited Partnership Agreement as amended thereafter by the Partners. During December 2012 and April 2013, Deutsche Bank AG, London Branch (“Deutsche Bank”), acquired a secured loan portfolio, consisting of first mortgage secured loans and related interest rate swaps (collectively, the Portfolio). The Portfolio, which is secured by commercial real estate located throughout the United Kingdom, was divided into Pools A, B, and C. The Partnership entered into sub-participation agreements with Deutsche Bank to acquire a 10% participation interest in the Pool A Loans and the Pool C Loans. In addition, the Partnership acquired the Pool B Loans from Deutsche Bank through its wholly-owned subsidiary, KW Real Estate I Limited (the Partnership Subsidiary), which is an Irish Company.
Initial capital contributions of the Limited Partners were as follows:

	Amount of
	Initial Capital	Unit
Limited Partner	Contribution	Percentage

KWF Manager XII, LLC	£27,500,000	50.00%
Odyssey Reinsurance Company	7,500,000	13.64%
Newline Corporate Limited	20,000,000	36.36%
	£55,000,000	100.00%

Requests for capital contributions may be made by the General Partner and used to satisfy obligations pursuant to existing partnership investments or approved follow-on investments, and to pay management fees and partnership expenses. Capital contributions made by the FF Limited Partner may not exceed £37,000,000 in the aggregate unless the General Partner has obtained the prior written consent of the FF Limited Partner. In the event that the FF Limited Partner elects not to make capital contributions above £37,000,000, the KW Limited Partner may provide additional funding to the Partnership in the form of a demand loan bearing interest at the greater of 10% per annum or the Citibank N.A. prime rate.
Subject to the prior payment of principal and interest on any demand loans made to the Partnership by any Limited Partner; distributions shall be apportioned between the Limited Partners in proportion to their percentage interests of 50% to the KW Limited Partner and 50% to the FF Limited Partner. The amount related to the Pool A Loans and the Pool C Loans and apportioned to each Limited Partner shall be distributed equally. The amount related to the Pool B Loans and apportioned to each Limited Partner shall be distributed to the Limited Partner and the General Partner at the end of the Partnership or at such point that the final internal rate of return can be estimated with reasonable certainty in the following order of priority:

i.	First, one hundred percent (100%) to such Limited Partner until such Limited Partner has received a fifteen percent (15%) per annum internal rate of return, compounded annually;

ii.
Second, eighty percent (80%) to such Limited Partner and twenty percent (20%) to the General Partner until such Limited Partner has received a twenty five percent (25%) per annum internal rate of return, compounded annually;

KWF REAL ESTATE VENTURE XII, L.P.
(A Delaware Limited Partnership)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

iii.	Thereafter, sixty percent (60%) to such Limited Partner and forty percent (40%) to the General Partner.

Profit and loss for each fiscal period shall generally be allocated among the partners in a manner to cause their capital account balances to equal the amounts of distributions that would be made if the Partnership were dissolved assuming its assets sold for their respective carrying values and its liabilities satisfied in accordance with their terms.

(2)Summary of Significant Accounting Policies

(a)Principles of Consolidation
The consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiaries: KW Real Estate I Limited, KW UK Rock Limited, Thornfield Properties (Bury) Limited, Thornfield Properties Bury Lease Limited, and KW West Regent Street Limited (collectively, the Partnership). All significant intercompany items have been eliminated in the accompanying consolidated financial statements.
(b)Use of Estimates
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
(c)Real Estate Assets
On September 26, 2013, and December 11, 2013, the Partnership Subsidiary foreclosed on the two notes receivable resulting in the ownership of the underlying real estate, which had been used as collateral for the loans. The underlying real estate includes The Rock, a shopping mall with 107 residential units located in Bury, England, and 2 West Regent Street, an office building located in Glasgow, Scotland. The Partnership Subsidiary has no further recourse against the borrowers. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 310-30-40-40-2, Loans and Debt Securities Acquired with Deteriorated Credit Quality, when a loan reverts to real estate, it should be recorded at fair value, and a gain or loss recorded on the conversion date when there is a difference between the book value of the loan and the fair value of the collateral. Upon review at the date of conversion, management determined that the fair value of the real estate was £116,017,000. After costs to foreclose of £1,248,766 were considered, a gain of £26,498,795 was recorded for the real estate.
The fair value of the real estate acquired was allocated to the acquired tangible assets, consisting primarily of land and buildings and improvements, and to the identified acquired intangible assets, which comprise in-place leases, and above-market and below-market leases.
The fair value of real estate was determined by valuing the property as if it were vacant, which was then allocated to land and buildings and improvements, based on management’s determination of the relative fair value of these assets.
The value of the acquired in-place leases was determined by calculating the present value of the cash flows provided by the leases, net of related incremental expenses over the estimated lease-up period.
The following supplemental information summarizes the fair value of the assets acquired:

KWF REAL ESTATE VENTURE XII, L.P.
(A Delaware Limited Partnership)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Real estate assets:
Land	£5,000,000
Building and improvements	80,881,000

Intangible assets:
In-place leases	£29,735,000
Above-market leases	2,524,000
Below-market leases	(2,123,000)
Fair value of assets acquired	£116,017,000

Real estate assets are carried at depreciated cost, less impairment if any. Depreciation on buildings and improvements has been provided for in the accompanying consolidated financial statements using the straight-line method based on estimated useful lives of 40 years. Maintenance and repairs are charged to expense as incurred and costs of renewals or betterments are capitalized and depreciated at the appropriate rates.
The purchase price of acquired properties is allocated to land, buildings and intangible lease values based on their respective fair value in accordance with ASC Subtopic 805-10, Business Combinations. Acquisition-related costs are expensed as incurred.
(d)Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with FASB ASC 360‑10, Impairment of Long‑Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset less costs to sell. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held‑for‑sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. For the period ended December 31, 2013, there were no impairments recorded.
(e)Cash
Cash includes highly liquid investments purchased with original maturities of three months or less. Periodically throughout the period from December 3, 2012 (inception) through December 31, 2013, cash balances in various bank accounts exceeded the insured limits. To date, no losses have been experienced related to such amounts. The Partnership places cash with quality financial institutions and does not believe there is a significant concentration of credit risk.
(f)Deposits in Escrow
Deposits in escrow are held in solicitors’ client accounts in favor of the Partnership in order to facilitate closings of the Partnership Investment and to pay closing and administrative costs.
(g)Investments in Notes Receivable Acquired for Ownership of Underlying Collateral
Interest income from investments in notes receivable acquired at a discount and for ownership of the underlying collateral is recognized under the provisions of ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality. No income is accrued during the foreclosure process even though it accrues contractually. However, any interest income realized is recognized to the extent that it is received in cash during the foreclosure process.
(h)Investment in Loan Pool Participation
Participation interest income from investment in loan pool participation is recognized on a level yield basis under the provisions of Loans and Debt Securities Acquired with Deteriorated Credit Quality ASC Subtopic 310-30, where a level yield model is utilized to determine a yield rate which, based upon projected future cash flows, accretes interest income over the estimated holding period. When the future cash flows of a note cannot reasonably be estimated, cash payments are applied to the cost basis of the note until it is fully recovered before any interest income is recognized.

KWF REAL ESTATE VENTURE XII, L.P.
(A Delaware Limited Partnership)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

In accordance with this guidance, projected future cash flows to be received by the Partnership are accreted on a level yield basis using the investment made to capitalize the Partnership initial net investment amount. On a periodic basis, the Partnership will re-evaluate the projected future cash flows to be received by the Partnership and make adjustments to the level yield accretion as necessary.
(i)Deferred Financing Fees
All direct costs incurred in connection with obtaining long-term debt are capitalized and amortized over the term of the related debt on a straight‑line basis, which approximates the effective interest method.
(j)Accounts Receivable
Accounts receivable due from tenants are recorded at the contractual amount as determined by the lease agreements, and do not bear interest. The allowance for doubtful accounts is the Partnership’s best estimate of the amount of probable credit losses in the Partnership’s existing accounts receivable. The Partnership determines the allowance based on historical experience and specific item identification, which is reviewed on a quarterly basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
(k)Revenue Recognition
Rental revenue from tenants is recognized on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset.
(l)Income Taxes
As a limited Partnership, no provision is made in the accompanying financial statements for partnership income tax liabilities, because such taxes are the responsibility of the individual partners. However, the Partnership owns and consolidates certain corporate subsidiaries, which have income tax liabilities in respect of the international jurisdiction in which they operate, and these amounts are reflected in the consolidated financial statements.
Income taxes are accounted for under the asset and liability method. This process requires management to estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. Management’s judgments, assumptions, and estimates relative to the current provision for income tax take into account current tax laws and interpretations of same.
The Partnership is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement, which could result in the Partnership recording a tax liability that would reduce net assets. Based on their analysis, the Partnership has determined that there are no tax benefits that would have a material impact on the Partnership’s financial position or results of operations. The tax years 2012 (year of inception) and 2013 remain open to examination by the taxing jurisdictions to which the Partnership is subject, being the United Kingdom, Jersey and Ireland.
(m)Concentration of Risk
The Partnership real estate is located in the United Kingdom. Adverse conditions in the sector or geographic location would likely result in a material decline in the value of the Partnership real estate.
(n)Fair Value Measurements
The Partnership follows the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the consolidated financial statements on a recurring or nonrecurring basis. ASC
Topic 820 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability (the exit price) in an orderly transaction between market participants at the measurement date.
A three-level hierarchy was established for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs)

KWF REAL ESTATE VENTURE XII, L.P.
(A Delaware Limited Partnership)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The three hierarchy levels are defined as follows:
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
For certain financial instruments, including cash, escrows and deposits, prepaid expenses, accounts payable and accrued expenses, recorded amounts approximate fair value due to the relatively short-term nature of these instruments.

During 2013, the partnership foreclosed on certain of its loan collateral and obtained the underlying assets. These buildings and accompanying land have been measured at fair value in accordance with the accounting policy outlined in (c) above.

(o)Derivative Financial Instruments
The Partnership recognizes all derivative financial instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivative instruments that are not designated as a hedging instrument, the Partnership records changes in fair value in the consolidated statements of opearations in the period they occur.
(3)Notes Receivable
During December 2012 (Close #1) and April 2013 (Close #2), the Partnership acquired the Pool B Loans, consisting of four secured mortgage loans and related interest rate swap, from Deutsche Bank through its wholly-owned subsidiary, KW Real Estate I Limited, an Irish Section 110 Company. The Pool B Loans were acquired for a net purchase price of approximately £121.1 million and had an unpaid principal balance of approximately £382.1 million. The loans are secured by five office and retail properties located in England and Scotland. During the year ended December 31, 2013, two loans were foreclosed on resulting in the ownership of The Rock and 2 West Regent Street, described under Real Estate Assets above. One loan was sold, resulting in cash receipts of £23.1 million. As of December 31, 2013, the Pool B Loans, which have a projected final resolution date of March 2014, has one loan remaining with total projected recoveries of £13.5 million.
(4)Investment in Loan Pool Participation
During December 2012 (Close #1) and April 2013 (Close #2), the Partnership acquired a 10% participation interest from Deutsche Bank in a secured loan portfolio, consisting of 37 secured mortgage loans and related interest rate swaps. The portfolio, which is secured by 108 office, retail, logistics, and other properties located throughout the United Kingdom, was divided into Pools A and C. The portfolio was acquired from two European banks for a net purchase price of approximately £236.2 million and had an unpaid principal balance of approximately £388.7 million. During the period from December 3, 2013 (inception) to December 31, 2013, 27 loans were fully resolved, resulting in the total cash collections of £239.5 million. As of December 31, 2013, the Pool A Loans and the Pool C Loans, which have a projected final resolution date of March 2015, has 10 loans remaining with total projected recoveries of £39.1 million.
In accordance with the Sub-Participation Agreements for the Pool A Loans and the Pool C Loans, on each monthly distribution date, available remittances from the loans in the portfolio are distributed as follows:

KWF REAL ESTATE VENTURE XII, L.P.
(A Delaware Limited Partnership)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(a)	To the expense reserve account to bring it to a target balance of £350,000;

(b)
To pay base management fees to the Asset Manager, Kennedy Wilson Ireland Limited, an affiliate of the General Partner, pursuant to the Asset Management Agreements for the Pool A Loans and for the Pool C Loans described below;

(c)
Prorata to Deutsche Bank and the Partnership until Deutsche Bank has received aggregate distributions to achieve the greater of a nine percent (9%) internal rate of return or one hundred nine percent (109%) of its participation principal balance;

(d)
Until such time as Deutsche Bank has received aggregate distributions to achieve a greater of a fifteen percent (15%) internal rate of return or one hundred fifteen percent (115%) of its participation principal balance, eighty percent (80%) pro rata to Deutsche Bank and the Partnership and twenty percent (20%) to the General Partner; and

(e)	Thereafter, seventy percent (70%) pro rata to Deutsche Bank and the Partnership and thirty (30%) percent to the General Partner.

Pursuant to the Asset Management Agreements for the Pool A Loans and the Pool C Loans dated December 20, 2012 by and among Deutsche Bank, the Partnership and Kennedy Wilson Ireland Limited (the Asset Manager), an affiliate of the General Partner and KW Limited Partner, the Asset Manager will receive a base management fee in the amount equal to £750,000 per annum and £400,000 per annum for the Pool A Loans and the Pool C Loans, respectively. The base management fees are paid monthly in arrears from the loan portfolio remittances to the extent that such remittances are sufficient, with any unpaid fees deferred until the next remittance date. The management fees shall be reduced prorata monthly upon any loan resolutions by an amount equal to the product of the fee amount multiplied by a fraction, the numerator of which is the allocated purchase price in the respect to the underlying loan and the denominator of which is the aggregate allocated purchase price paid for all the loans in the respective pool.
(5)Minimum Future Lease Rentals
As of December 31, 2013, the minimum future cash rents receivable under non-cancellable operating leases for each of the next five years and thereafter are as follows:

2014	£7,534,699
2015	7,253,869
2016	6,602,026
2017	6,237,982
2018	5,921,068
Thereafter	48,432,785
£81,982,429

(6)Income Taxes
The Partnership’s taxable income from ordinary activities for its UK subsidiaries is subject to United Kingdom tax of 23.25%. For the year ended December 31, 2013, a tax benefit attributable to income from continuing operations of £697,876 is included in the accompanying statement of operations.
For the year ended December 31, 2013, income (loss) from continuing operations before taxes consists of the following:

2013
U.S. operations	£2,537,813
UK operations	23,457,874
Irish operations	(77,480)
£25,918,207

Income tax benefit attributable to income from continuing operations consists of:

KWF REAL ESTATE VENTURE XII, L.P.
(A Delaware Limited Partnership)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

	Current	Deferred	Total
Year ended December 31, 2013:
US operations	£—	£—	£—
UK operations	—	697,876	697,876
Irish operations	—	—	—
	£—	£697,876	£697,876

Tax Rate Reconciliation

The income tax benefit attributable to income from continuing operations was £697,876 for the year ended December 31, 2013, and differed from the amounts computed by applying the United Kingdom income tax rate of 23.25% to pretax income from continuing operations as a result of the following:

2013
Computed "expected" tax expense	£(6,025,983)
Increase (reduction) in income taxes resulting from:
Change in valuation allowance due to a change in judgment about the realizability of deferred tax assets	501,422
Reduction in income resulting from net income not taxable	6,332,528
Net expenses not deductible	(110,091)
Total tax benefit	£697,876

Significant Components of Deferred Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2013 are presented below.

	2013	On Acquisition
Deferred tax assets:
Net operating loss carryforwards	£9,911,423	£9,911,423
Real estate and associated intangibles	41,060,838	40,864,384
Total gross deferred tax assets	50,972,261	50,775,807
Less valuation allowance	(50,274,385)	(50,775,807)
Net deferred tax assets	£697,876	£—
The valuation allowance for deferred tax assets as of January 1, 2013 was nil. The net change in the total valuation allowance was an increase of £50.3 million in 2013, due to the allowance attributed to the acquired deferred tax assets during the year less the partial release of same during the year. The valuation allowance at December 31, 2013 was primarily related to net operating loss carryforwards of £49.6 million and other temporary differences that, in the judgment of management, are not more-likely-than-not to be realized. The net operating loss carryforwards may be carried forward indefinitely as there is no expiration date for these losses. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and the ultimate sale of the associated assets. Management considers projected future taxable income in making this assessment. In order to fully

KWF REAL ESTATE VENTURE XII, L.P.
(A Delaware Limited Partnership)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

realize the deferred tax asset relating to the Net operating loss carryforwards, the Partnership will need to generate future taxable income of approximately £2,507,110. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Partnership will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2013. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
(7)In-Place Lease Valuation
The fair value of real estate acquired was allocated to the acquired tangible assets, consisting primarily of land and buildings, and to the identified acquired intangible assets, which comprise in-place leases, and above-market and below-market leases.
The fair value of real estate was determined by valuing the property as if it were vacant, which was then allocated to land and buildings, based on management's determination of the relative fair values of these assets. The value of the acquired in-place leases was determined by calculating the present value of the cash flows provided by the in-place leases, net of related incremental expenses over the estimated lease-up period.  The value of the acquired in-place leases, above-market lease asset and below-market lease liability at the date of acquisition are as follows:

In-Place Leases	Above-Market Leases	Below-Market Leases
£29,735,000	£2,524,000	£(2,123,000)

The value of the acquired in-place leases, above-market lease and below-market lease intangibles is amortized on weighted average over 131 months, the remaining term of these leases. For the year ended December 31, 2013, the amortization expense (benefit) related to in-place leases, above-market leases, and below-market leases was £602,096, £47,995, and (£47,438) respectively.
As of December 31, 2013, the annual amortization expense (benefit) of in place-leases, above-market leases, and below-market leases for each of the next five years and thereafter are as follows:

	In-Place Leases	Above-Market Leases	Below-Market Leases
2014	£2,718,364	£233,516	£(190,119)
2015	2,718,364	233,516	(190,119)
2016	2,718,364	233,516	190,119
2017	2,718,364	233,516	(190,119)
2018	2,718,364	233,516	(190,119)
Thereafter	15,541,084	1,308,425	(1,124,967)
	£29,132,904	£2,476,005	£(2,075,562)

(8)Fair Value Measurements
On December 21, 2012, in order to manage fluctuations in interest rates, the Partnership entered into an interest rate cap contract to hedge LIBOR, which is used to determine the underlying interest rate for the mortgage payable described in note 10.
The interest rate cap is valued based on the net present value of expected future cash flows as determined by the counterparty. The Partnership determined that based on an evaluation of the significance of each of the inputs used to value this instrument that it is considered level 2 in its entirety.
The fair value of the derivative financial instrument held as of December 31, 2013 was £79,854 and was included in the accompanying consolidated balance sheet in other assets. The interest rate cap contract does not qualify as designated hedging instrument under ASC Topic 815, Derivatives and Hedging, and accordingly the Partnership recognized a loss of £16,975 for the

KWF REAL ESTATE VENTURE XII, L.P.
(A Delaware Limited Partnership)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

year ended December 31, 2013 and £35,171 (unaudited) for the period from December 3, 2012 through December 31, 2012 on this contract.
(9)Note Payable
In order to finance the acquisition of the Pool B Loans, the Partnership Subsidiary entered into the Loan Agreement dated December 20, 2012, with Deutsche Bank with a maximum principal balance of £78,325,000. The Partnership Subsidiary borrowed £48,723,935 and £29,601,065 for the Pool B Loans Close #1 and Close #2, respectively. As of December 31, 2012, the outstanding balance of the note was £48,723,935 (unaudited). During 2013, in accordance with the refinance described under Mortgage Loan Payable below and as a result of one Pool B loan resolution, the note was refinanced by £73,635,712, leaving the balance of £4,689,288 at December 31, 2013. The loan is collateralized by the Partnership Subsidiary’s investment in the Pool B Loans.
This loan bears interest of three-month LIBOR plus 5% (5.52% and 5.6% (unaudited) at December 31, 2013 and December 31, 2012, respectively) and matures on December 20, 2015 and requires principal and interest payments on January 20, April 20, July 20 and October 20 in each year through maturity with the first payment due to be paid on April 20, 2013. Future principal repayments on this loan are as follows:

2014	£—
2015	4,689,288
£4,689,288
(10)Mortgage Loan Payable
Upon the foreclosure on the two notes receivable, the Partnership Subsidiary refinanced £56,661,856 of the above referenced Note Payable (£48,723,935 on September 26, 2013 and £7,937,921 on December 11, 2013) with a new mortgage loan with a maximum principal balance of £58,481,856, which is collateralized by the underlying real estate that had been used as collateral for the two notes the Partnership foreclosed on. As of December 31, 2013, the outstanding balance of the mortgage was £56,587,280 and it bears interest of three-month LIBOR plus 5% (5.52% at December 31, 2013). The mortgage matures on December 20, 2015 and requires principal and interest payments on January 15, April 15, July 15 and October 15 in each year through maturity with the first payment paid on October 15, 2013. Future principal repayments on this loan are as follows:

2014	£1,536,724
2015	55,050,556
£56,587,280

(11)Transactions with Affiliates
The Limited Partnership Agreement provides that the General Partner be paid an acquisition fee of 0.5% of the gross purchase price of the Partnership Investment payable in full at the close of the acquisition. Additionally, the Partnership shall pay the General Partner, a management fee in an amount equal to 1% of capital invested by the FF Limited Partner exclusive of capital contributions for such management fees. This management fee is payable semiannually in arrears through capital contributions made by the FF Limited Partner. The Partnership incurred a £719,179 acquisition fee during the year ended December 31, 2013 that is included in the cost of the notes receivable and investment in loan pool participation on the accompanying consolidated balance sheet. The Partnership also incurred £290,482 of management fees during the period that are included in asset management fees.
(12)Commitments and Contingencies
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
(13)Subsequent Events
Management has evaluated all subsequent events occurring after the date of the balance sheet through March 28, 2014, the date the consolidated financial statements were available to be issued, to determine whether any subsequent events necessitated adjustment to or disclosure in the consolidated financial statements. No other events were identified that necessitated adjustment or disclosure.

Independent Auditor’s Report
The Shareholders
Egret Limited:
Report on the Financial Statements
We have audited the accompanying consolidated financial statements of Egret Limited and its subsidiaries (the Company), which comprise the consolidated balance sheet as of December 31, 2013 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2013 and the related notes to the consolidated financial statements.
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
Auditor’s Responsibility
Our responsibility is to express an opinion on the consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Egret Limited and its subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013 in accordance with U.S. generally accepted accounting principles.

/s/ KPMG
Dublin, Ireland
March 28, 2014

EGRET LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31. 2013 and 2012

	2013	2012
Assets		(unaudited)
Real Estate:
Land	£7,447,500	—
Buildings and improvements	10,110,400	—
	17,557,900	—
Accumulated depreciation	(197,852)	—
Real estate, net	17,360,048	—

Acquired in-place lease value, net of accumulated amortization of Acquired in-place lease value, net of accumulated amortization of £1,559,000	5,478,646	—
Acquired intangible for above-market leases, net of accumulated amortization of £190,000	746,333	—
Real estate assets held-for-sale	11,369,628	—
Cash	3,592,239	—
Restricted cash	8,368	—
Deposits in escrow	—	6,275,000
Accounts receivable, net of allowance for bad debts of £214,778	723,018	2
Other assets	182,194	—
Total assets	£39,460,474	6,275,002
Liabilities and Shareholders' Equity
Accrued expenses	£298,946	—
VAT payable	768,462	—
Prepaid rent	1,301,902	—
Tenant deposits	355,958	—
Income tax payable	700,968	—
Acquired intangible for below-market leases, net of accumulated amortization of £75,000	294,777	—
Other liabilities	851,147	—
Total liabilities	4,572,160	—

Commitments and contingencies (note 9)	—	—
Shareholders' equity	34,888,314	6,275,002
Total liabilities and shareholders' equity	£39,460,474	£6,275,002

See accompanying notes to the consolidated financial statements

EGRET LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Consolidated Statements of Operations
For year ended December 31, 2013 and period from December 13, 2012 (inception) through December 31, 2012

	2013	2012
Revenues:		(unaudited)
Rental	£2,976,991	—
Operating expense recoveries	365,154	—
Other income	28,644
Total revenues	3,370,789	—
Operating expenses:
Utilities	8,242	—
Repairs and maintenance	146,129	—
Management fees	55,979	—
Asset management fees	581,732	—
General and administrative	312,507	—
Marketing and promotion	20,247	—
Insurance	194,573	—
Amortization, in-place leases	1,559,000	—
Depreciation	197,852	—
Acquisition-related costs	3,273,043	—
Total operating expenses	6,349,304	—
Net loss from continuing operations before income taxes	(2,978,515)	—

Income taxes on continuing operations	(6,245)

Net loss from continuing operations	(2,984,760)	—

Net income from discontinued operations, including realized gain on disposal of real estate of £9,146,974	10,964,892	—

Income taxes on discontinued operations	(694,723)

Net income after income taxes	£7,285,409	—
See accompanying notes to the consolidated financial statements

EGRET LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
For year ended December 31, 2013 and period from December 13, 2012 (inception) through December 31, 2012

	KW Shareholder	VF Shareholder	Total
Balance, December 12, 2012 (inception)	£—	£—	£—
Issue of ordinary share capital	6,275,002	—	6,275,002
Net income after taxes	—	—	—
Balance, December 31, 2012 (unaudited)	6,275,002	—	6,275,002

Issue of ordinary share capital	6,491,581	51,066,322	57,557,903
Dividends paid	(7,246,000)	(28,984,000)	(36,230,000)
Net income after income taxes	1,457,082	5,828,327	7,285,409
Balance, December 31, 2013	£6,977,665	£27,910,649	£34,888,314

See accompanying notes to the consolidated financial statements

EGRET LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For year ended December 31, 2013 and period from December 13, 2012 (inception) through December 31, 2012

	2013	2012
		(unaudited)
Cash flows from operating activities:
Net income	£7,285,409	£—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	351,005	—
Amortization of acquired in-place intangible	2,958,305	—
Adjustment to revenue for above and below market leases	218,241	—
Bad debt expense	214,788	—
Realized gain on disposal	(9,146,974)
Increase in operating assets and liabilities
Accounts receivable	(937,804)	(2)
Other assets	(182,194)	—
Accrued expenses	298,946	—
VAT payable	768,462	—
Prepaid rent	1,301,902	—
Tenant deposits	355,958	—
Income tax payable	700,968	—
Other liabilities	851,147	—
Net cash provided by operating activities	5,038,159	(2)

Cash flows from investing activities:
Acquisition of real estate	(62,750,000)	—
Additions to real estate	(1,092,103)	—
Proceeds from disposal of real estate	35,625,000	—
Costs on disposal of real estate	(823,352)	—
Increase in restricted cash	(8,368)	—
Deposits in escrow	6,275,000	(6,275,000)
Net cash used in investing activities	(22,773,823)	(6,275,000)
Cash flows from financing activities:
Issue of ordinary share capital	57,557,903	6,275,002
Dividends paid	(36,230,000)	—
Net cash provided by financing activities	21,327,903	6,275,002
Net increase in cash	3,592,239	—
Cash at beginning of period	—	—
Cash at end of period	£3,592,239	£—
See accompanying notes to consolidated financial statements

EGRET LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(1)	Organization

Egret Limited, a Jersey company (the Company) was formed by and between KW Properties (Jersey) Limited, a Jersey company, (the KW Shareholder) and Pintail Limited, a Jersey company (the VF Shareholder). Collectively, the KW Shareholder and the VF Shareholder are referred to as the Shareholders.
The Company was incorporated under the laws of Jersey, Channel Islands, on December 13, 2012. The term of the Company extends until the earlier of (i) the Shareholders agree to terminate the Shareholders’ Agreement or (ii) the Company is dissolved or (iii) the date the Company’s Investment has been liquidated.
The KW Shareholder subscribed for 12,766,583 shares in the Company, comprising 20% of the issued share capital of the Company, and paid the Company £12,766,581 for those shares. As of December 31, 2013, £2 is due to the Company from KW Shareholder. The VF Shareholder subscribed for 51,066,322 shares in the Company, comprising 80% of the issued share capital of the Company, and paid the Company £51,066,322 for those shares.
The business of the Company is to acquire, hold, manage, finance, and dispose of the Company real estate assets pursuant to the initial business plan in the Shareholders’ Agreement as amended thereafter by the Shareholders. The initial business plan provided for the acquisition of a portfolio of commercial real estate assets located in England and Scotland (the Company Investment). The Company through its four wholly-owned Jersey subsidiaries acquired the portfolio for £62,750,000 comprising the following 29 commercial real estate assets:

Asset	Location
37A Waterloo Street	Birmingham, UK
Lonsdale House	Birmingham, UK
2 and 3 The Oaks	Coventry, UK
Whyteleafe Business Village	Croydon, UK
4 Rosehall Road	Glasgow, UK
Scott House	Greenock, UK
Meadowbank	Bourne End, UK
Archers Court	Bromley, UK
Royal Mail Building	Doxford, UK
Regus Building	Doxford, UK
3 Crompton Way	Fareham, UK
1-7 Stoke Road	Guildford, UK
Corner Hall	Hemel Hempstead, UK
Serco House	Hook, UK
Ransomes Europark	Ipswich, UK
Lunn Poly House	Leamington Spa, UK
Furnival Street	London, UK
Columbus House	Newport, UK
South Portway Close	Northampton, UK
Kiln House	Norwich, UK
Vantage House	Norwich, UK
Moreton Industrial Estate	Swanley, UK
Whittle Close	Wellingborough, UK
John Wilson Business Park	Whitstable, UK
Durnsford Industrial Estate	Wimbledon, UK
Cromwell Road	Wisbech, UK
New King’s Court	Eastleigh, UK
Cater House	Chelmsford, UK
Pentland House	Livingston, UK

EGRET LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The Company may request additional funds from the shareholders to be used for investments in the Company investments and to satisfy obligations pursuant to the existing Company investments or approved follow-on investments, to pay the Company expenses, including management fees. In the event that any shareholder fails to fund its proportionate share of required additional funds, the other shareholder may provide this additional funding to the Company in the form of a shortfall advance bearing interest at a rate of 20% per annum.
In accordance with the Shareholders’ Agreement, on the 15th day of the calendar month (if that is not a business day, the next business day in that month), available funds from the activities of the Company shall be distributed in the following order of priority:

(a)	Repayment of any shortfall advances and all accrued interest on such advances made to the Company by any shareholder;

(b)	Between the shareholders in proportion to their shareholdings until each shareholder has received a cumulative internal rate of return of 12%;

(c)
20% to the Property Portfolio Manager, Kennedy Wilson Europe Limited, an affiliate of the KW Shareholder, and 80% between the shareholders in proportion to their shareholdings until each shareholder has received a cumulative internal rate of return of 25%;

(d)	Thereafter, 30% to the Property Portfolio Manager, Kennedy Wilson Europe Limited, an affiliate of the KW Shareholder, and 70% between the shareholders in proportion to their shareholdings.

Profit and loss for each fiscal period shall generally be allocated among the shareholders in a manner to cause their capital account balances to equal the amounts of distributions that would be made if the Company were dissolved assuming its assets sold for their respective carrying values and its liabilities satisfied in accordance with their terms.
(2)Summary of Significant Accounting Policies

(a)Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its four wholly-owned Jersey incorporated subsidiaries (the Jersey PropCos): Ostrich Limited, Darter Limited, Finfoot Limited and Hamerkop Limited (collectively, the Company). All significant intercompany items have been eliminated in the accompanying consolidated financial statements.
(b)Use of Estimates
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
(c)Real Estate Assets
During the year ended December 31, 2013, the Company, through its four subsidiaries: Ostrich Limited, Darter Limited, Finfoot Limited, and Hamerkop Limited acquired a portfolio of 29 commercial real estate assets located throughout England and Scotland for £62,750,000. The fair value of the real estate acquired was allocated to the acquired tangible assets consisting primarily of land, buildings and improvements, and to the identified acquired intangible assets, which comprise in-place leases, above-market leases, and below-market leases.
The fair value of the real estate was determined by valuing the property as if it were vacant, which was then allocated to land, buildings and improvements based on management’s determination of the relative fair values of these assets.
The value of the acquired in-place leases was determined by calculating the present value of the cash flows provided by the leases, net of related incremental expenses over the estimated lease-up period.

EGRET LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The following supplemental information summarizes the fair value of the assets acquired:

Real estate assets:
Land	£19,478,000
Building and improvements	23,448,000

Intangible assets:
In-place leases	£18,347,000
Above-market leases	2,441,000
Below-market leases	(964,000)
Fair value of assets acquired	£62,750,000

Real estate assets are carried at depreciated cost, less impairment if any. Depreciation on buildings and improvements has been provided for in the accompanying consolidated financial statements using the straight-line method based on estimated useful lives of 40 years. Maintenance and repairs are charged to expense as incurred and costs of renewals or betterments are capitalized and depreciated at the appropriate rates.
The purchase price of acquired properties is allocated to land, buildings and intangible lease values based on their respective fair value in accordance with Accounting Standards Codification (ASC) Subtopic 805-10, Business Combinations. Acquisition-related costs are expensed as incurred.
(d)Real Estate Assets Held-for-Sale
In accordance with Financial Accounting Standards Board (FASB) ASC 360-10, Disposal of Long-Lived Assets, a long-lived asset is classified as an asset held for disposition when it meets certain requirements, which include, among other criteria, the approval of the sale of the asset, the marketing of the asset for sale and the expectation by the Company that the sale will likely occur within the next 12 months. Upon classification of an asset as held for disposition, depreciation of the asset is ceased, the operating results of the asset are included in discontinued operations and the net book value of the asset is included on the consolidated balance sheet as real estate assets held-for-sale.
(e)Impairment of Long-Lived Assets
Long‑lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with FASB ASC 360‑10, Impairment of Long‑Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset less costs to sell. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held‑for‑sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. For the period ended December 31, 2013, there were no impairments recorded.
(f)Cash
Cash includes highly liquid investments purchased with original maturities of three months or less. Periodically throughout the year ended December 31, 2013, cash balances in various bank accounts exceeded the insured limits. To date, no losses have been experienced related to such amounts. The Company places cash with quality financial institutions and does not believe there is a significant concentration of credit risk.
(g)Restricted Cash
Restricted cash includes balances held in a sinking fund, which is set aside for tenant improvements.

EGRET LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(h)Deposits in Escrow
Deposits in escrow are held in solicitors’ client accounts in favor of the Company in order to facilitate closings of the Company Investment and to pay closing and administrative costs.
(i)Accounts Receivable
Accounts receivable due from tenants are recorded at the contractual amount as determined by the lease agreements, and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical experience and specific item identification, which is reviewed on a quarterly basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
(j)Revenue Recognition
Rental revenue from tenants is recognized on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset.
(k)Discontinued Operations
Real estate classified as held-for-sale on the consolidated balance sheet include only those real estate assets available for immediate sale in their present condition and for which management believes that it is probable that a sale of the real estate asset will be completed within one year.
Real estate held-for-sale are carried at the lower of cost or fair value less estimated selling costs. No depreciation expense is recognized on real estate held-for-sale once they have been classified as such. The operating results of real estate assets designated as held-for-sale are included in discontinued operations in the consolidated statement of operations. In addition, all gains and losses from real estate sold are also included in discontinued operations.
(l)Income Taxes
The Company owns and consolidates certain subsidiaries, which have income tax liabilities in respect of the international jurisdiction in which they operate, and these amounts are reflected in the consolidated financial statements.
Income taxes are accounted for under the asset and liability method. This process requires management to estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. Management’s judgments, assumptions, and estimates relative to the current provision for income tax take into account current tax laws and interpretations of same.
The Company is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement, which could result in the Company recording a tax liability that would reduce net assets. Based on their analysis, the Company has determined that there are no tax benefits that would have a material impact on the Company’s financial position or results of operations. The tax years 2012 (year of inception) and 2013 remain open to examination by the taxing jurisdictions to which the Company is subject, being the United Kingdom and Jersey.
(m)Concentration of Risk
The Company Investment is located throughout the United Kingdom. Adverse conditions in the sector or geographic location would likely result in a material decline in the value of the Company Investment.
(n)Fair Value Measurements
The Company follows the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the consolidated financial statements on a recurring or nonrecurring basis. ASC Topic 820 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability (the exit price) in an orderly transaction between market participants at the measurement date.

EGRET LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

A three-level hierarchy was established for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The three hierarchy levels are defined as follows:
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
For certain financial instruments, including cash, restricted cash, deposits in escrow, accounts receivable, accrued expenses, VAT payable, prepaid rent, tenant deposits, income tax payable, and other liabilities, recorded amounts approximate fair value due to the relatively short-term nature of these instruments.

(3)Minimum Future Lease Rentals

As of December 31, 2013, the minimum future cash rents receivable under non-cancellable operating leases for each of the next five years and thereafter are as follows:

2014	£3,401,144
2015	2,222,913
2016	1,604,079
2017	1,536,858
2018	1,502,287
Thereafter	4,362,622
£14,629,903

(4)In-Place Lease Valuation

The fair value of real estate acquired was allocated to the acquired tangible assets consisting primarily of land and buildings, and to the identified acquired intangible assets, which comprise in-place leases, above-market leases, and below-market leases.
The fair value of real estate was determined by valuing the property as if it were vacant, which was the allocated to land and buildings based on managements’ determination of the relative fair values of these assets. The value of the acquired in-place leases was determined by calculating the present value of the cash flows provided by the in-place leases, net of related incremental expenses over the estimated lease up period. The value of the acquired in-place leases, above-market lease asset, and below-market lease liability at the date of acquisition are as follows:

In-Place Leases	Above-Market Leases	Below-Market Leases
£18,347,000	£2,441,000	£(964,000)

The value of the acquired in-place leases, above-market lease, and below-market lease intangibles is amortized on weighted average over 57 months, the remaining term of these leases. For the year ended December 31, 2013, the amortization expense (benefit) related to in-place leases, above-market leases, and below-market leases was as follows:

EGRET LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

In-Place Leases	Above-Market Leases	Below-Market Leases
£1,559,000	£190,000	£(75,000)

As of December 31, 2013, the annual amortization expense (benefit) of in-place leases, above-market leases, and below-market leases for each of the next five years and thereafter is as follows:

	In-Place Leases	Above-Market Leases	Below-Market Leases
2014	£1,153,399	£157,123	£(62,058)
2015	1,153,399	157,123	(62,058)
2016	1,153,399	157,123	(62,058)
2017	1,153,399	157,123	(62,058)
2018	865,050	117,841	(46,545)
Thereafter	—	—	—
	£5,478,646	£746,333	£(294,777)

(5)Real Estate Assets Held-for-Sale

In accordance with the initial business plan, the Company disposes of real estate assets or holds real estate assets for sale. As of December 31, 2013, the Company held £11,369,628 in real estate assets, which have met all of the “held-for-sale” criteria of FASB ASC 360-10.
(6)Discontinued Operations

The Company recognizes operating results from real estate designated as held-for-sale and all gains and losses from real estate sold in discontinued operations in the consolidated statements of operations. Real estate operations and dispositions accounted for as discontinued operations for the year ended December 31, 2013, were as follows:

Revenue	£4,630,962
Expenses:
Operating	657,162
General and administrative	603,424
Depreciation and amortization	1,552,458
Total expenses	2,813,044
Realized gain on disposal of real estate, net of disposition costs of £823,353	9,146,974
Net income from discontinued operations before income taxes	10,964,892
Income taxes	694,723
Net income from discontinued operations after income taxes	£10,270,169

EGRET LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(7)Income Taxes

The Company’s taxable income from ordinary activities and its Jersey PropCos taxable income from rental activities in the United Kingdom are subject to the United Kingdom basic income tax rate of 20% as the Company is a non-resident landlord. The Company and its Jersey PropCos are not subject to income tax in Jersey as all income arises in the United Kingdom. For the year ended December 31, 2013, a tax expense attributable to income from continuing operations of £6,245 is included in the accompanying consolidated statement of operations.
Income tax expense attributable to income from continuing operations consists of:

	Current	Deferred	Total

Income taxes arising in a foreign jurisdiction	£6,245	£—	£6,245

Tax Rate Reconciliation

The income tax expense attributable to income from continuing operations was £6,245 for the year ended December 31, 2013, and differed from the amounts computed by applying the United Kingdom income tax rate of 20% to pretax income from continuing operations as a result of the following:

Computed "expected tax" benefit	£(595,703)
Reduction in income resulting from non-taxable income	(445,977)
Increase in income taxes resulting from expenses not deductible	1,047,925
Total tax expense	£6,245

(8)Transactions with Affiliates

The Umbrella Management Agreement (the UMA) provides that each Jersey PropCo shall pay Kennedy Wilson UK Limited as the Asset Manager and Kennedy Wilson Europe Limited as the Property Portfolio Manager, which are the affiliates of KW Shareholder, a management fee in the amount equal to (i) 1.5% of Net Operating Income related to that Jersey PropCo; and (ii) 1.5% of Net Disposable Proceeds from real estate asset sales. This management fee is payable monthly in arrears and is initially allocated 20% to the Asset Manager and 80% to the Property Portfolio Manager.
During the year ended December 31, 2013, the Asset Manager and the Property Portfolio Manager earned £123,965 and £495,862 in management fees, respectively. As of December 31, 2013, £98,261 in management fees were due to the Asset Manager and the Property Portfolio Manager and are reflected in the accrued expenses on the accompanying consolidated balance sheet.

EGRET LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(9)Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Currently, the Company does not have any material commitments or contingencies.
(10)Subsequent Events

Subsequent to the year end, the Company disposed of real estate assets for a consideration of £14,901,270, resulting in a gain of £3,527,094.
Management has evaluated all subsequent events occurring after the date of the balance sheet through March 28, 2014, the date the consolidated financial statements were available to be issued, to determine whether any subsequent events necessitated adjustment to or disclosure in the consolidated financial statements. Besides the event described above, no other events were identified that necessitated adjustment or disclosure.

Independent Auditor’s Report
The Partners
KWF Real Estate Venture XIII, L.P.:
Report on the Financial Statements
We have audited the accompanying consolidated financial statements of KWF Real Estate Venture XIII, L.P. and its subsidiaries (the Partnership), which comprise the consolidated balance sheet as of December 31, 2013, and the related consolidated statements of operations, partners’ capital, and cash flows for the period June 12, 2013 (inception) through December 31, 2013, and the related notes to the consolidated financial statements.
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
Auditor’s Responsibility
Our responsibility is to express an opinion on the consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KWF Real Estate Venture XIII, L.P. and its subsidiaries as of December 31, 2013 and the results of their operations and their cash flows for the period from June 12, 2013 (inception) through December 31, 2013 in accordance with U.S. generally accepted accounting principles.
/s/ KPMG

Dublin, Ireland
March 28, 2014

KWF REAL ESTATE VENTURE XIII, L.P.
(A Delaware Limited Partnership)
AND SUBSIDIARIES
Consolidated Balance Sheet
December 31, 2013

Assets
Real Estate:
Land	€17,860,000
Buildings and improvements	66,634,233
84,494,233
Accumulated depreciation	(924,049)
Real estate, net	83,570,184

Cash	1,898,567
Derivative financial instrument	524,448
Deferred financing fees, net of accumulated amortization of €36,269	681,228
Accounts receivable, net of allowance for bad debts of €54,842	2,459
Other assets	77,666
Total assets	€86,754,552
Liabilities and Partners' Capital
Mortgage loan payable	€46,000,000
Prepaid rent	85,547
Tenant deposits	405,431
Accrued interest	620,840
Accounts payable	236,323
Accrued expenses	427,191
Total liabilities	47,775,332

Commitments and contingencies (note 8)	—
Partners' capital	38,979,220
Total liabilities and partners' capital	€86,754,552

See accompanying notes to the consolidated financial statements.

KWF REAL ESTATE VENTURE XIII, L.P.
(A Delaware Limited Partnership)
AND SUBSIDIARIES
Consolidated Statement of Operations
Period from June 12, 2013 (inception) to December 31, 2013

Revenues:
Rental	€2,629,212
Total revenues	2,629,212
Operating expenses:
Utilities	97,297
Repairs and maintenance	294,025
Salaries and wages	171,751
Management fees	112,008
Asset management fees	367,027
Marketing and promotion	12,148
General and administrative	387,152
Insurance	77,624
Depreciation	924,049
Amortization, deferred financing fees	36,269
Amortization, in-place leases	258,000
Acquisition related costs	1,592,037
Total operating expenses	4,329,387
Other income and expenses:
Interest income	4,220
Interest expense	(620,840)
Change in value of derivative financial instrument	(273,178)
Net loss before income taxes	(2,589,973)
Income tax	(5,807)
Net loss after income taxes	€(2,595,780)

See accompanying notes to the consolidated financial statements.

KWF REAL ESTATE VENTURE XIII, L.P.
(A Delaware Limited Partnership)
AND SUBSIDIARIES
Consolidated Statement of Partners' Capital
Period from June 12, 2013 (inception) to December 31, 2013

	KW Limited Partner	FF Limited Partner	Total
Balance, June 12, 2013 (inception)	€—	€—	€—
Contributions	43,587,500	43,587,500	87,175,000
Distributions	(22,800,000)	(22,800,000)	(45,600,000)
Net loss after income taxes	(1,297,890)	(1,297,890)	(2,595,780)
Balance at December 31, 2013	€19,489,610	€19,489,610	€38,979,220

See accompanying notes to the consolidated financial statements.

KWF REAL ESTATE VENTURE XIII, L.P.
(A Delaware Limited Partnership)
And SUBSIDIARIES
Consolidated Statement of Cash Flows
Period from June 12, 2013 (inception) through December 31, 2013

Cash flows from operating activities:
Net loss	€(2,595,780)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	924,049
Amortization of in-place lease intangible	258,000
Amortization of deferred financing fees	36,269
Adjustment to revenue for above and below market leases	(147,000)
Change in value of derivative financial instrument	273,178
Increase in operating assets and liabilities:
Accounts receivable	(2,459)
Other assets	(77,666)
Prepaid rent	85,547
Tenant Deposits	405,431
Accrued interest	620,840
Accounts payable	236,323
Accrued expenses	427,191
Net cash provided by operating activities	443,923

Cash flows from investing activities:
Acquisition of real estate	(82,500,000)
Additions to real estate	(2,105,233)
Net cash used in investing activities	(84,605,233)
Cash flows from financing activities:
Contributions from partners	87,175,000
Distributions to partners	(45,600,000)
Payments made for financing fees	(717,497)
Payment made for derivative instrument	(797,626)
Proceeds from mortgage loan	46,000,000
Net cash provided by financing activities	86,059,877
Net increase in cash and cash at end of period	€1,898,567

See accompanying notes to the consolidated financial statements.

KWF REAL ESTATE VENTURE XIII, L.P.
(A Delaware Limited Partnership)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013

(1)     Organization

KWF Real Estate Venture XIII, L.P., a Delaware limited partnership (the Partnership) was formed by and between KWF Manager XIII, LLC, a Delaware limited liability company as the general partner (the General Partner), KWF Manager XIII, LLC, a Delaware limited liability company, as a limited partner (the KW Limited Partner), and Odyssey Reinsurance Company, a Connecticut corporation, United States Fire Insurance Company, a Delaware corporation, Advent Capital (No.3) Limited, a UK company, and TIG Insurance Company, a California corporation (together the FF Limited Partner) as limited partners (together with the KW Limited Partner, the Limited Partners).
The Partnership was formed upon the filing of the Certificate of Limited Partnership with the office of the Secretary of the State of Delaware on June 12, 2013. The term of the Partnership extends until the earlier of (i) eight years after June 12, 2013, the date of the Limited Partnership Agreement of KWF Real Estate Venture XIII, L.P. (the Limited Partnership Agreement) or (ii) the date the partnership investment has been liquidated, the Partnership is dissolved, or at any time, there are no limited partners.
The business of the Partnership is to acquire, hold, manage, finance, and dispose of the Partnership real estate investments pursuant to the initial business plan in the Limited Partnership Agreement as amended thereafter by the Partners. The initial business plan provided for the acquisition of Clancy Quay, a residential project located in Dublin, Ireland, and comprising 420 units, approximately 36,000 square feet of commercial space, and an eight and a half acre site (the Partnership Investment) through a wholly owned subsidiary of the Partnership, KW Real Estate IV Limited (the Partnership Subsidiary).
Initial capital contributions of the Limited Partners shall be as follows:

	Amount of
	Initial Capital	Unit
Limited Partner	Contribution	Percentage
KWF Manager XIII, L.P.	€43,587,500	50.00%
Odyssey Reinsurance Company	22,784,375	26.14%
United States Fire Insurance Company	9,906,250	11.36%
TIG Insurance Company	6,934,375	7.95%
Advent Capital (No.3) Limited	3,962,500	4.55%
	€87,175,000	100.00%

Requests for capital contributions may be made by the General Partner and used to satisfy obligations pursuant to existing partnership investments or approved follow-on investments, and to pay partnership expenses. Capital contributions made by the FF Limited Partner may not exceed €45,000,000 in the aggregate unless the General Partner has obtained the prior written consent of the FF Limited Partner. In the event that the FF Limited Partner elects not to make capital contributions above €45,000,000, the KW Limited Partner may provide additional funding to the Partnership in the form of a demand loan bearing interest at the greater of 10% per annum or the Citibank N.A. prime rate.
Subject to the prior payment of principal and interest on any demand loans made to the Partnership by any Limited Partner; distributions shall be apportioned between the Limited Partners in proportion to their percentage interest of 50% to the KW Limited Partner and 50% to the FF Limited Partner. The amount apportioned to each Limited Partner shall be distributed to the Limited Partner and the General Partner in the following order of priority:

i.	First, one hundred percent (100%) to such Limited Partner until such Limited Partner has received a fifteen percent (15%) per annum internal rate of return, compounded annually;

ii.
Second, eighty percent (80%) to such Limited Partner and twenty percent (20%) to the General Partner until such Limited Partner has received a twenty five percent (25%) per annum internal rate of return, compounded annually;

iii.	Thereafter, sixty percent (60%) to such Limited Partner and forty percent (40%) to the General Partner.

KWF REAL ESTATE VENTURE XIII, L.P.
(A Delaware Limited Partnership)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013

Profit and loss for each fiscal period shall generally be allocated among the partners in a manner to cause their capital account balances to equal the amounts of distributions that would be made if the Partnership were dissolved assuming its assets sold for their respective carrying values and its liabilities satisfied in accordance with their terms.
During the period, the Partnership set up a tax-exempt structure for its Irish investment through a Qualifying Investor Alternative Investment Fund (KW Real Estate plc, the “QIAIF”).  As part of this structure, the QIAIF acquired the total share capital from the Partnership’s wholly owned subsidiary, KW Real Estate IV Limited.
(2)    Summary of Significant Accounting Policies

(a)Principles of Consolidation
The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries, KW Real Estate IV Limited and KW Irish Real Estate Fund V (collectively, the Partnership). All significant intercompany items have been eliminated in the accompanying consolidated financial statements.
(b)Use of Estimates
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
(c)Real Estate Assets
The fair value of the real estate acquired was allocated to the acquired tangible assets, consisting primarily of land and buildings and improvements, and to the identified acquired intangible assets, which comprise in-place leases and below-market leases.
The fair value of real estate was determined by valuing the property as if it were vacant, which was then allocated to land and buildings and improvements, based on management’s determination of the relative fair values of these assets.
The value of the acquired in-place leases was determined by calculating the present value of cash flows provided by the leases, net of related incremental expenses over the estimated lease-up period.
The following supplemental information summarizes the fair value of the assets acquired:

Real estate assets:
Land	€17,860,000
Building and improvements	64,529,000

Intangible assets:
In-place leases	€258,000
Below-market leases	(147,000)
Fair value of assets acquired	€82,500,000

Real estate assets are carried at depreciated cost, less impairment if any. Depreciation on buildings and improvements has been provided for in the accompanying consolidated financial statements using the straight-line method based on estimated useful lives of 40 years. Maintenance and repairs are charged to expense as incurred and costs of renewals or betterments are capitalized and depreciated at the appropriate rates.

KWF REAL ESTATE VENTURE XIII, L.P.
(A Delaware Limited Partnership)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013

The purchase price of acquired properties is allocated to land, buildings and intangible lease values based on their respective fair value in accordance with Accounting Standards Codification (ASC) Subtopic 805-10, Business Combinations. Acquisition-related costs are expensed as incurred.
(d)    Impairment of Long-Lived Assets
Long‑lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with FASB ASC 360‑10, Impairment of Long‑Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset less costs to sell. For the period ended December 31, 2013 there were no impairments recorded. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held‑for‑sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.
(e)    Cash
Cash includes highly liquid investments purchased with original maturities of three months or less. Periodically throughout the period from June 12, 2013 (inception) through December 31, 2013, cash balances in various bank accounts exceeded insured limits. To date, no losses have been experienced related to such amounts. The Partnership places cash with quality financial institutions and does not believe there is a significant concentration of credit risk.
(f)    Deferred Financing Fees
All direct costs incurred in connection with obtaining long-term debt are capitalized and amortized over the term of the related debt on a straight‑line basis, which approximates the effective interest method.
(g)    Accounts Receivable
Accounts receivable due from tenants are recorded at the contractual amount as determined by the lease agreements, and do not bear interest. The allowance for doubtful accounts is the Partnership’s best estimate of the amount of probable credit losses in the Partnership’s existing accounts receivable. The Partnership determines the allowance based on historical experience and specific item identification, which is reviewed on a quarterly basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
(h)    Revenue Recognition
Rental revenue from tenants is recognized on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset.
(i)    Income Taxes
As a limited Partnership, no provision is made in the accompanying financial statements for partnership income tax liabilities, because such taxes are the responsibility of the individual partners. However, the Partnership owns and consolidates certain corporate subsidiaries, which have income tax liabilities in respect of the international jurisdiction in which they operate, and these amounts are reflected in the consolidated financial statements. No future tax change is expected due to the tax-exempt structure introduced during the period (refer to note 1).
Income taxes are accounted for under the asset and liability method. This process requires management to estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. Management’s judgments, assumptions, and estimates relative to the current provision for income tax take into account current tax laws and interpretations of same.

KWF REAL ESTATE VENTURE XIII, L.P.
(A Delaware Limited Partnership)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013

The Partnership is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement, which could result in the Partnership recording a tax liability that would reduce net assets. Based on their analysis, the Partnership has determined that there are no tax benefits that would have a material impact on the Partnership’s financial position or results of operations. The tax year 2013 (year of inception) remains open to examination by the taxing jurisdictions to which the Partnership is subject, being Ireland.
(j)    Concentration of Risk
The Partnership Investment is located in Ireland. Adverse conditions in the sector or geographic location would likely result in a material decline in the value of the Partnership Investment.
(k)    Fair Value Measurements
The Partnership follows the provisions of Financial Accounting Standards Board (FASB) ASC Topic 820, Fair Value Measurements and Disclosures, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the consolidated financial statements on a recurring or nonrecurring basis. ASC Topic 820 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability (the exit price) in an orderly transaction between market participants at the measurement date.
A three-level hierarchy was established for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The three hierarchy levels are defined as follows:
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

For certain financial instruments, including cash, accounts receivable, other assets, prepaid rent, tenant deposits, accrued interest, accounts payable, and accrued expenses, recorded amounts approximate fair value due to the relatively short-term nature of these instruments.

(l)    Derivative Financial Instruments
The Partnership recognizes all derivative financial instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivative financial instruments that are not designated as a hedging instrument, the Partnership records changes in fair value in the consolidated statement of operations in the period they occur
(3)    Fair Value Measurements
On September 23, 2013, in order to manage fluctuations in interest rates, the Partnership entered into an interest rate cap contract to hedge EURIBOR, which is used to determine the underlying interest rate for the mortgage loan payable described in note 6.
The interest rate cap is valued based on the net present value of expected future cash flows as determined by the counterparty. The Partnership determined that based on an evaluation of the significance of each of the inputs used to value this instrument that it is considered level 2 in its entirety.
The fair value of the derivative financial instrument held as of December 31, 2013 was €524,448. The interest rate cap contract does not qualify as designated hedging instrument under ASC Topic 815, Derivatives and Hedging, and accordingly, the Partnership recognized a loss of €273,178 on this contract.
(4)    Minimum Future Lease Rentals
All leases may be cancelled with a one-month notice.

KWF REAL ESTATE VENTURE XIII, L.P.
(A Delaware Limited Partnership)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013

(5)    In-Place Lease Valuation
The fair value of real estate acquired was allocated to the acquired tangible assets, consisting primarily of land and buildings, and to the identified acquired intangible assets, which comprise in-place leases and below-market leases.The fair value of real estate was determined by valuing the property as if it were vacant, which was then allocated to land and building, based on management's determination of the relative fair values of these assets. The value of the acquired in-place leases was determined by calculating the present value of the cash flows provided by the in-place leases, net of related incremental expenses over the estimated lease-up period.  The value of the acquired in-place leases and below-market lease liability was €258,000 and (€147,000), respectively, at the date of acquisition.
The value of the acquired in-place leases and below-market lease intangibles was amortized over six months, the weighted average remaining term of these leases. For the period ended December 31, 2013, the amortization expense (benefit) related to in-place leases and below-market leases was €258,000 and (€147,000) respectively.
(6)    Mortgage Loan Payable
On September 6, 2013, the Partnership obtained a mortgage loan from Barclays Bank Plc, collateralized by the Partnership Investment with a principal of €46,000,000. As of December 31, 2013, the outstanding balance of the mortgage remained at €46,000,000 and it bears interest of three-month EURIBOR plus 4% (4.225% at December 31, 2013). The mortgage matures on September 6, 2018 and requires principal and interest payments on every April 6, July 6, October 6, and January 6 through maturity with the first payment due to be paid on October 6, 2014. Future principal repayments on this loan are as follows:

2014	€125,000
2015	562,500
2016	750,000
2017	812,500
2018	43,750,000
€46,000,000

(7)    Transactions with Affiliates
The Limited Partnership Agreement provides that the General Partner be paid an acquisition fee of 0.5% of the gross purchase price of the Partnership Investment payable in full at the close of the acquisition. Additionally, the Partnership shall pay Kennedy Wilson Europe Limited, an affiliate of the KW Limited Partner, an asset management fee in an amount equal to 1% of capital invested in the Partnership Investment. This asset management fee is payable semi-annually in arrears. The Partnership incurred a €412,500 acquisition fee during the period from June 12, 2013 (inception) through December 31, 2013 that is included in the acquisition-related costs. The Partnership also incurred €367,027 of asset management fees during the period that are included in the asset management fees.
(8)    Commitments and Contingencies
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
(9)    Subsequent Events
Management has evaluated all subsequent events occurring after the date of the balance sheet through March 28, 2014, the date the consolidated financial statements were available to be issued, to determine whether any subsequent events necessitated adjustment to or disclosure in the consolidated financial statements. No other events were identified that necessitated adjustment or disclosure.

Independent Auditor’s Report
The Shareholders
KWVF Panther Holdco Limited:
Report on the Financial Statements
We have audited the accompanying consolidated financial statements of KWVF Panther Holdco Limited and its subsidiaries (the Company), which comprise the consolidated balance sheet as of December 31, 2013, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the period from June 14, 2013 (inception) through December 31, 2013 and the related notes to the consolidated financial statements.
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
Auditor’s Responsibility
Our responsibility is to express an opinion on the consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KWVF Panther Holdco Limited and its subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the period from June 14, 2013 (inception) through December 31, 2013 in accordance with U.S. generally accepted accounting principles.

/s/ KPMG
Dublin, Ireland
March 28, 2014

KWVF PANTHER HOLDCO LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Consolidated Balance Sheet
December 31, 2013

Assets
Real Estate:
Land	£27,500,003
Buildings and improvements	133,186,803
160,686,806
Accumulated depreciation	(1,112,381)
Real estate, net	159,574,425

Acquired in-place lease value, net of accumulated amortization of £4,729,962	70,062,038
Acquired intangible for above-market leases, net of accumulated amortization of £1,332,015	18,368,985
Cash	15,712,755
Restricted cash	2,591,514
Deferred financing fees, net of accumulated amortization of £238,506	3,809,247
Derivative financial instrument	1,580,134
Accounts receivable, net of allowance for bad debts of £310,478	1,077,058
Total assets	£272,776,156

Liabilities and Shareholders' Equity
Mortgage loan payable	£162,093,750
Accrued expenses	1,500,567
Accrued service charge	2,485,858
Prepaid rent	5,244,753
VAT payable	2,368,971
Accrued interest	1,161,336
Income tax payable	558,374
Acquired intangible for below-market leases, net of accumulated amortization of £258,208	4,855,792
Other liabilities	3,054,679
Total liabilities	£183,324,080

Commitments and contingencies (note 9)	89,452,076
Shareholders' equity
Total liabilities and shareholders' equity	£272,776,156
See accompanying notes to consolidated financial statements

KWVF PANTHER HOLDCO LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Consolidated Statement of Operations
Period from June 14, 2013 (inception) through December 31, 2013

Revenues:
Rental	£8,601,807
Operating expense recoveries	2,359,095
Total revenues	10,960,902
Operating expenses:
Utilities	218,594
Repairs and maintenance	1,393,080
Salaries and wages	235,944
Management fees	359,669
Asset management fees	74,627
General and administrative	1,844,816
Marketing and promotion	213,580
Insurance	373,184
Amortization, deferred financing fees	238,506
Amortization, in-place leases	4,729,962
Depreciation	1,112,381
Acquisition-related costs	13,531,245
Total operating expenses	24,325,588

Operating income and expenses:
Interest income	3,371
Interest expense	(2,304,959)
Change in value of derivative financial instrument	(269,866)
Net loss before income taxes	(15,936,140)
Income tax	(558,374)
Net loss after income taxes	£(16,494,514)
See accompanying notes to consolidated financial statements

KWVF PANTHER HOLDCO LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity
Period from June 14, 2013 (inception) through December 31, 2013

	KW Shareholder	VF Shareholder	Total
Balance, June 14, 2013 (inception)	£—	£—	£—
Issue of ordinary share capital	33,825,973	75,820,617	109,646,590
Dividends paid	(1,141,450)	(2,558,550)	(3,700,000)
Net loss after income taxes	(5,088,558)	(11,405,956)	(16,494,514)
Balance, December 31, 2013	£27,595,965	£61,856,111	£89,452,076

See accompanying notes to consolidated financial statements

KWVF PANTHER HOLDCO LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Consolidated Statement of Cash Flows
Period from June 14, 2013 (inception) through December 31, 2013

Cash flows from operating activities:
Net loss	£(16,494,514)
Adjustments to reconcile net loss to net cash provided by operating activities activities:
Depreciation	1,112,381
Amortization of financing fees	238,506
Amortization of acquired in-place intangible	4,729,962
Adjustment to revenue for above and below market leases	1,073,807
Change in value of derivative financial instrument	269,866
Bad debt expense	310,478
Changes in assets and liabilities:
Accounts receivable	(1,387,536)
Accrued expenses	1,500,567
Accrued service charge	2,485,858
Prepaid rent	5,244,753
VAT payable	2,368,971
Accrued interest	1,161,336
Income tax payable	558,374
Other liabilities	3,054,679
Net cash provided by operating activities	6,227,488
Cash flows from investing activities:
Acquisition of real estate	(250,000,000)
Additions to real estate	(65,806)
Increase in restricted cash	(2,591,514)
Net cash used in investing activities	(252,657,320)
Cash flows from financing activities:
Issue of ordinary share capital	109,646,590
Dividends paid	(3,700,000)
Payments made for financing fees	(4,047,753)
Payment made for derivative financial instrument	(1,850,000)
Proceeds from mortgage loan	162,500,000
Principal payments on mortgage loan	(406,250)
Net cash provided by financing activities	262,142,587
Net increase in cash and cash at the end of the period	£15,712,755
Supplemental disclosure of cash flow information:
Cash paid for interest	£1,143,622

See accompanying notes to consolidated financial statements

KWVF PANTHER HOLDCO LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013

(1)Organization

KWVF Panther Holdco Limited, a Jersey company (the Company) was formed by and between KW Panther (Jersey) Limited, a Jersey company, (the KW Shareholder) and Dreyfus Limited, a Jersey company (the VF Shareholder). Collectively, the KW Shareholder and the VF Shareholder are referred to as the Shareholders.
The Company was incorporated under the laws of Jersey, Channel Islands, on June 14, 2013. The term of the Company extends until the earlier of (i) the Shareholders agree to terminate the Shareholders’ Agreement or (ii) the Company is dissolved or (iii) the date the Company’s Investment has been liquidated.
The KW Shareholder subscribed for 33,825,973 shares in the Company, comprising 30.85% of the issued share capital of the Company, and paid the Company £33,825,972 for those shares. As of December 31, 2013, £1 is due to the Company from the KW Shareholder. The VF Shareholder subscribed for 75,820,617 shares in the Company, comprising 69.15% of the issued share capital of the Company, and paid the Company £75,820,616 for those shares. As of December 31, 2013, £1 is due to the Company from the VF Shareholder.
The business of the Company is to acquire, hold, manage, finance, and dispose of the Company real estate assets pursuant to the initial business plan in the Shareholders’ Agreement as amended thereafter by the Shareholders. The initial business plan provided for the acquisition of a portfolio of commercial real estate assets located in England and Scotland (the Company Investment). The Company through its nine wholly-owned Jersey subsidiaries acquired the portfolio for £250,000,000 comprising the following seven shopping centers:

Asset	Location
County Square Shopping Centre	Ashford, England
Strand Shopping Centre	Bootle, England
The Gates Shopping Centre	Durham, England
Haymarket Shopping Centre	Leicester, England
Spindles Town Square Shopping Centre	Oldham, England
Swansgate Shopping Centre	Wellingborough, England
Rivergate Shopping Centre	Irvine, Scotland
The Company may request additional funds from the shareholders to be used for investments in the Company investments and to satisfy obligations pursuant to the existing Company investments or approved follow-on investments, to pay the Company expenses, including management fees, and to cure a default pursuant to the terms of any senior financing agreement entered into by the Company and its subsidiaries. In the event that any shareholder fails to fund its proportionate share of required additional funds, the other shareholder may provide this additional funding to the Company in the form of a shortfall advance or a financial breach advance bearing interest at a rate of 20% per annum.
In accordance with the Shareholders’ Agreement, on the 15th day of the calendar month (if that is not a business day, the next business day in that month), available funds from the activities of the Company shall be distributed in the following order of priority:

(a)	Repayment of any shortfall advances or financial breach advances and all accrued interest on such advances made to the Company by any shareholder;

(b)	Between the shareholders in proportion to their shareholdings until each shareholder has received a cumulative internal rate of return of 12%;

(c)
20% to the Property Portfolio Manager, Kennedy Wilson Europe Limited, an affiliate of the KW Shareholder, and 80% between the shareholders in proportion to their shareholdings until each shareholder has received a cumulative internal rate of return of 20%;

(d)	Thereafter, 30% to the Property Portfolio Manager, Kennedy Wilson Europe Limited, an affiliate of the KW Shareholder, and 70% between the shareholders in proportion to their shareholdings.

KWVF PANTHER HOLDCO LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013

Profit and loss for each fiscal period shall generally be allocated among the shareholders in a manner to cause their capital account balances to equal the amounts of distributions that would be made if the Company were dissolved assuming its assets sold for their respective carrying values and its liabilities satisfied in accordance with their terms.
(2)Summary of Significant Accounting Policies

(a)     Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its nine wholly-owned Jersey incorporated subsidiaries (the Jersey PropCos): County Square Property Limited, Bootle Strand Property Limited, Durham Gate Property Limited, Haymarket Property Limited, Town Square Property Limited, Oldham Spindles Property Limited, Swansgate Property Limited, Rivergate Property 1 Limited, and Rivergate Property 2 Limited (collectively, the Company). All significant intercompany items have been eliminated in the accompanying consolidated financial statements.
(b)    Use of Estimates
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
(c)     Real Estate Assets
The fair value of the real estate acquired was allocated to the acquired tangible assets consisting primarily of land, buildings and improvements, and to the identified acquired intangible assets, which comprise in-place leases, above-market leases, and below-market leases.
The fair value of the real estate was determined by valuing the property as if it were vacant, which was then allocated to land, buildings and improvements based on management’s determination of the relative fair value of these assets.
The value of the acquired in-place leases was determined by calculating the present value of cash flows provided by the leases, net of related incremental expenses over the estimated lease-up period.
The following supplemental information summarizes the fair value of the assets acquired:

Real estate assets:
Land	£27,500,003
Building and improvements	133,120,997

Intangible assets:
In-place leases	£74,792,000
Above-market leases	19,701,000
Below-market leases	(5,114,000)
Fair value of assets acquired	£250,000,000
Real estate assets are carried at depreciated cost, less impairment if any. Depreciation on buildings and improvements has been provided for in the accompanying consolidated financial statements using the straight-line method based on estimated useful lives of 40 years. Maintenance and repairs are charged to expense as incurred and costs of renewals or betterments are capitalized and depreciated at the appropriate rates.

KWVF PANTHER HOLDCO LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013

The purchase price of acquired properties is allocated to land, buildings and intangible lease values based on their respective fair value in accordance with Accounting Standards Codification (ASC) Subtopic 805-10, Business Combinations. Acquisition-related costs are expensed as incurred.
(d)    Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Financial Accounting Standards Board (FASB) ASC 360‑10, Impairment of Long‑Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset less costs to sell. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held‑for‑sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. For the period from June 14, 2013 (inception) through December 31, 2013, there were no impairments recorded.
(e)    Cash
Cash includes highly liquid investments purchased with original maturities of three months or less. Periodically throughout the period from June 14, 2013 (inception) through December 31, 2013, cash balances in various bank accounts exceeded the insured limits. To date, no losses have been experienced related to such amounts. The Company places cash with quality financial institutions and does not believe there is a significant concentration of credit risk.
(f)    Restricted Cash
Restricted cash includes reserves to pay closing costs and balances held in a sinking fund, which is set aside for tenant improvements.
(g)    Deferred Financing Fees
All direct costs incurred in connection with obtaining long-term debt are capitalized and amortized over the term of the related debt on a straight‑line basis, which approximates the effective interest method.
(h)    Accounts Receivable
Accounts receivable due from tenants are recorded at the contractual amount as determined by the lease agreements, and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical experience and specific item identification, which is reviewed on a quarterly basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
(i)    Revenue Recognition
Rental revenue from tenants is recognized on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset.

(j)    Income Taxes
The Company owns and consolidates certain subsidiaries, which have income tax liabilities in respect of the international jurisdiction in which they operate, and these amounts are reflected in the consolidated financial statements.
Income taxes are accounted for under the asset and liability method. This process requires management to estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. Management’s judgments, assumptions, and estimates relative to the current provision for income tax take into account current tax laws and interpretations of same.
The Company is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement, which could result in the Company recording a tax liability that would reduce net assets. Based on their analysis, the Company has determined that there are no tax benefits that would have a material impact on the Company’s financial position or results of operations. The tax year 2013 (year of inception) remains open to examination by the taxing jurisdictions, to which the Company is subject, being the United Kingdom and Jersey.

KWVF PANTHER HOLDCO LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013

(k)    Concentration of Risk
The Company Investment is located throughout the United Kingdom. Adverse conditions in the sector or geographic location would likely result in a material decline in the value of the Company Investment.
(l)    Fair Value Measurements
The Company follows the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the consolidated financial statements on a recurring or nonrecurring basis. ASC Topic 820 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability (the exit price) in an orderly transaction between market participants at the measurement date.
A three-level hierarchy was established for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The three hierarchy levels are defined as follows:
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
For certain financial instruments, including cash, restricted cash, accounts receivable, accrued expenses, accrued service charge, prepaid rent, VAT payable, accrued interest, income tax payable, and other liabilities, recorded amounts approximate fair value due to the relatively short-term nature of these instruments.

(m)    Derivative Financial Instruments
The Company recognizes all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivative instruments that are not designated as a hedging instrument, the Company records changes in fair value in consolidated statement of operations in the period they occur.

(3)Fair Value Measurements

On August 29, 2013, in order to manage fluctuations in interest rates, the Company entered into an interest rate cap contract to hedge LIBOR, which is used to determine the underlying interest rate for the mortgage loan payable described in note 6.
The interest rate cap is valued based on the net present value of expected future cash flows as determined by the counterparty. The Company determined that based on an evaluation of the significance of each of the inputs used to value this instrument that it is considered level 2 in its entirety.
The fair value of the derivative financial instrument held as of December 31, 2013 was £1,580,134. The interest rate cap contract does not qualify as designated hedging instrument under ASC Topic 815, Derivatives and Hedging, and accordingly, the Company recognized a loss of £269,866 on this contract.

(4)Minimum Future Lease Rentals

As of December 31, 2013, the minimum future cash rents receivable under non-cancellable operating leases for each of the next five years and thereafter are as follows:

KWVF PANTHER HOLDCO LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013

2014	£23,163,447
2015	20,678,756
2016	18,305,313
2017	15,007,320
2018	10,970,276
Thereafter	32,403,724
£120,528,836
(5)In-Place Lease Valuation
The fair value of real estate acquired was allocated to the acquired tangible assets consisting primarily of land and buildings, and to the identified acquired intangible assets, which comprise in-place leases, above-market leases, and below-market leases.
The fair value of real estate was determined by valuing the property as if it were vacant, which was then allocated to land and buildings based on management’s determination of the relative fair values of these assets. The value of the acquired in-place leases was determined by calculating the present value of the cash flows provided by the in-place leases, net of related incremental expenses over the estimated lease-up period. The value of the acquired in-place leases, above-market lease asset, and below-market lease liability at the date of acquisition are as follows:

In-Place Leases	Above-Market Leases	Below-Market Leases
£74,792,000	£19,701,000	£(5,114,000)
The value of the acquired in-place leases, above-market lease and below-market lease intangibles is amortized on weighted average over 74 months, the remaining term of these leases. For the period from June 14, 2013 (inception) to December 31, 2013, the amortization expense (benefit) related to in-place leases, above- market leases, and below-market leases was as follows:

In-Place Leases	Above-Market Leases	Below-Market Leases
£4,729,962	£1,332,015	£(258,208)
As of December 31, 2013, the annual amortization expense (benefit) of in-place leases, above-market leases, and below-market leases for each of the next five years and thereafter are as follows:

	In-Place Leases	Above-Market Leases	Below-Market Leases
2014	£14,151,115	£3,985,127	£(772,508)
2015	14,151,115	3,985,127	(772,508)
2016	13,437,406	3,733,950	(729,386)
2017	7,650,342	1,867,140	(519,071)
2018	5,997,568	1,561,600	(457,676)
Thereafter	14,674,493	3,236,041	(1,604,643)
	£70,062,039	£18,368,985	£(4,855,792)

KWVF PANTHER HOLDCO LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013

(6)Mortgage Loan Payable

On August 29, 2013, the Jersey PropCos obtained a mortgage loan from Bank of America Securities Limited collateralized by the Company’s Investment with a principal of £162,500,000, which is split in three tranches: Tranche A of £100,500,000, Tranche B of £31,000,000, and Tranche C of £31,000,000. As of December 31, 2013, the outstanding balance of the mortgage was £162,093,750 and it bears interest of LIBOR plus a spread of 4.0584% for Tranche A, 3.25% for Tranche B, and 3.25% for Tranche C, which equates to a blended spread of 3.75% (4.57% for Tranche A, 3.764% for Tranche B, and 3.764% for Tranche C as of December 31, 2013). The mortgage matures on August 31, 2018 and requires principal and interest payments on every January 31, April 30, July 31, and October 31 in every year through maturity with the first payment paid on October 31, 2013. Future principal repayments on this loan are as follows:

2014	£1,625,000
2015	1,625,000
2016	1,625,000
2017	1,625,000
2018	155,593,750
£162,093,750
(7)Income Taxes

The Company’s taxable income from ordinary activities and its Jersey PropCos taxable income from rental activities in the United Kingdom are subject to the United Kingdom basic income tax rate of 20% as the Company is a non-resident landlord. The Company and its Jersey PropCos are not subject to income tax in Jersey as all income arises in the United Kingdom. For the period June 14, 2013 (inception) to December 31, 2013, a tax expense attributable to income from continuing operations of £558,374 is included in the accompanying consolidated statement of operations.
Income tax expense attributable to income from continuing operations consists of:

	Current	Deferred	Total
Income taxes arising in a foreign jurisdiction	£558,374	£—	£558,374

Tax Rate Reconciliation

The income tax expense attributable to income from continuing operations was £558,374 for the period June 14, 2013 through December 31, 2013, and differed from the amounts computed by applying the United Kingdom income tax rate of 20% to pretax income from continuing operations as a result of the following:

Computed "expected tax" benefit	£(3,187,228)
Increase in income taxes resulting from expenses not deductible	3,745,602
Total tax expense	£558,374
(8)Transactions with Affiliates

The Umbrella Management Agreement (the UMA) provides that K-W Properties, an affiliate of KW Shareholder, be paid a fee (the Initial Services Fee) in the amount of £2,500,000 for the advisory and brokerage services in connection with the acquisition of the Company Investment by the Jersey PropCos and its financing. The fee is payable on the date of the UMA. In addition, each Jersey PropCo shall pay Kennedy Wilson UK Limited as the Asset Manager and Kennedy Wilson Europe Limited as the Property Portfolio Manager, which are the affiliates of KW Shareholder, a management fee in amount equal to (i) 1% of Net Operating Income related to that Jersey PropCo; and (ii) 1% of Net Disposable Proceeds from real estate sold. This management fee is payable quarterly in arrears and is initially allocated 20% to the Asset Manager and 80% to the Property Portfolio Manager.

KWVF PANTHER HOLDCO LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013

The Company incurred a £2,500,000 Initial Services Fee from June 14, 2013 through December 31, 2013, that is included in the acquisition-related costs on the accompanying consolidated statement of operations. During this period, the Asset Manager and the Property Portfolio Manager earned £14,925 and £59,702 in management fees, respectively. As of December 31, 2013, £74,627 in management fees were due to the Asset Manager and the Property Portfolio Manager and are reflected in the accrued expenses on the accompanying consolidated balance sheet.
(9)Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Currently, the Company does not have any material commitments or contingencies.
(10)Subsequent Events

Management has evaluated all subsequent events occurring after the date of the balance sheet through March 28, 2014, the date the consolidated financial statements were available to be issued, to determine whether any subsequent events necessitated adjustment to or disclosure in the consolidated financial statements. No other events were identified that necessitated adjustment or disclosure.

Independent Auditor’s Report
The Partners
KWF Real Estate Venture XV, L.P.:
Report on the Financial Statements
We have audited the accompanying financial statements of KWF Real Estate Venture XV, L.P. (the Partnership), which comprise the balance sheet as of December 31, 2013, and the related statements of operations, partners’ capital, and cash flows for the period from June 25, 2013 (inception) through December 31, 2013, and the related notes to the financial statements.
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
Auditor’s Responsibility
Our responsibility is to express an opinion on the financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KWF Real Estate Venture XV, L.P. as of December 31, 2013 and the results of its operations and its cash flows for the period from June 25, 2013 (inception) through December 31, 2013 in accordance with U.S. generally accepted accounting principles.
/s/ KPMG
Dublin, Ireland
March 28, 2014

KWF REAL ESTATE VENTURE XV, L.P.
(A Delaware Limited Partnership)
Balance Sheet
December 31, 2013

Assets
Investment in unconsolidated real estate joint venture	€50,741,118
Cash	324,620
Total assets	€51,065,738
Liabilities and Partners' Capital
Total liabilities	€—

Commitments and contingencies (note 4)	—
Partners' capital	51,065,738
Total liabilities and partners' capital	€51,065,738

See accompanying notes to the financial statements.

KWF REAL ESTATE VENTURE XV, L.P.
(A Delaware Limited Partnership)
Statement of Operations
Period from June 25, 2013 (inception) through December 31, 2013

Expenses:
Administrative costs	€15,380
Total operating expenses	15,380
Loss before income taxes and equity in loss from investment in unconsolidated real estate joint venture	(15,380)
Income tax	—
Loss after income taxes and before equity in loss from investment in unconsolidated real estate joint venture	(15,380)
Equity in loss from investment in unconsolidated real estate joint venture (note 3)	(7,488,882)
Net loss	€(7,504,262)

See accompanying notes to the financial statements.

KWF REAL ESTATE VENTURE XV, L.P.
(A Delaware Limited Partnership)
Statement of Partners' Capital
Period from June 25, 2013 (inception) through December 31, 2013

	KW Limited Partner	FF Limited Partner	Total
Balance, June 25, 2013 (inception)	€—	€—	€—
Contributions	30,000,000	30,000,000	60,000,000
Distributions	(715,000)	(715,000)	(1,430,000)
Net loss	(3,752,131)	(3,752,131)	(7,504,262)
Balance, December 31, 2013	€25,532,869	€25,532,869	€51,065,738

See accompanying notes to the financial statements.

KWF REAL ESTATE VENTURE XV, L.P.
(A Delaware Limited Partnership)
Statement of Cash Flows
Period from June 25, 2013 (inception) through December 31, 2013

Cash flows from operating activities:
Net loss	€(7,504,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss from investment in unconsolidated real estate joint venture	7,488,882
Net cash used in operating activities	(15,380)

Cash flows from investing activities:
Investment in unconsolidated real estate joint venture	(59,680,000)
Distributions from unconsolidated real estate joint venture	1,450,000
Net cash used in investing activities	(58,230,000)

Cash flows from financing activities:
Contributions from partners	60,000,000
Distributions to partners	(1,430,000)
Net cash provided by financing activities	58,570,000
Net increase in cash and cash at end of period	€324,620

See accompanying notes to the financial statements.

KWF REAL ESTATE VENTURE XV, L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements
December 31, 2013

(1)    Organization

KWF Real Estate Venture XV, L.P., a Delaware limited partnership (the Partnership) was formed by and between KWF Manager XV, LLC, a Delaware limited liability company, as the general partner (the General Partner) and K-W Properties, a California corporation, as a limited partner (the KW Limited Partner). On August 8, 2013, the Limited Partnership Agreement of KWF Real Estate Venture XV, L.P. (the Limited Partnership Agreement) was amended to admit Odyssey Reinsurance Company, a Connecticut corporation, United States Fire Insurance Company, a Delaware corporation, Advent Capital (No.3) Limited, a UK company, and TIG Insurance Company, a California corporation (collectively, the FF Limited Partner) as limited partners. Collectively, the KW Limited Partner and the FF Limited Partner are referred to as the Limited Partners.
The Partnership was formed upon the filing of the Certificate of Limited Partnership with the office of the Secretary of the State of Delaware on June 25, 2013. The term of the Partnership extends until the earlier of (i) eight years after August 8, 2013, the date of the Limited Partnership Agreement or (ii) the date the Partnership Investment has been liquidated, the Partnership is dissolved, or at any time, there are no limited partners.
The business of the Partnership is to acquire, hold, manage, finance, and dispose of the Partnership real estate assets pursuant to the initial business plan in the Limited Partnership Agreement as amended thereafter by the Partners. The initial business plan provided for the acquisition of a portfolio of commercial real estate assets located in Ireland. The Partnership initially invested €59,580,000 in a 50% interest (the Partnership Investment) in a single purpose entity, Cavalli Limited, which through its four wholly owned subsidiaries acquired the portfolio comprising the following 14 commercial real estate assets:

Asset	Location
Russell Court	Dublin 2
Mespil Court	40-42 Mespil Road, Dublin 2
M&S, Merchants Quay	Patrick Street, Cork, Co. Cork
Crescent Hall	Mount Crescent Street, Dublin 2
Baggot Building	Upper Baggot Street, Dublin 4
Stillorgan Shopping Centre	Stillorgan, Co,. Dublin, Ireland
South Bank House	35/36 Barrow Street, Dublin 4
The Warehouse	35 Barrow Street, Dublin 4
Charlemont House	Charlemont Place, Dublin 2
41 St Stephens Green	41 St Stephens Green, Dublin 2
16 Westmoreland Street	16 Westmoreland Street, Dublin 2
3 College Green	3 College Green, Dublin 2
Henry Street	35 Henry Street, Dublin 1
18 Fleet Street	18 Fleet Street, Dublin 2

Initial capital contributions of the Limited Partners were as follows:

	Amount of
	Initial Capital	Unit
Limited Partner	Contribution	Percentage
K-W Properties	€30,000,000	50.00%
Odyssey Reinsurance Company	10,000,000	16.67%
United States Fire Insurance Company	10,000,000	16.67%
TIG Insurance Company	6,000,000	10.00%
Advent Capital (No.3) Limited	4,000,000	6.67%
	€60,000,000	100.00%

KWF REAL ESTATE VENTURE XV, L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements
December 31, 2013

Requests for capital contributions may be made by the General Partner and used for investments in the Partnership investments and to satisfy obligations pursuant to the existing Partnership investments or approved follow-on investments, and to pay partnership expenses. Capital contributions made by the FF Limited Partner may not exceed €30,000,000 in the aggregate unless the General Partner has obtained the prior written consent of the FF Limited Partner. In the event that the FF Limited Partner elects not to make capital contributions above €30,000,000, the KW Limited Partner may provide additional funding to the Partnership in the form of a demand loan bearing interest at the greater of 10% per annum or the Citibank N.A. prime rate.
Subject to the prior payment of principal and interest on any demand loans made to the Partnership by any Limited Partner; distributions shall be apportioned between the Limited Partners in proportion to their percentage interest of 50% to the KW Limited Partner and 50% to the FF Limited Partner.
Profit and loss for each fiscal period shall generally be allocated among the partners in a manner to cause their capital account balances to equal the amounts of distributions that would be made if the Partnership were dissolved assuming its assets sold for their respective carrying values and its liabilities satisfied in accordance with their terms.
During the period, the Partnership set up a tax-exempt structure for its 14 Irish investments through a Qualifying Investor Alternative Investment Fund (Cavalli Investments plc, the “QIAIF”).  As part of this structure, the QIAIF acquired the total share capital of the four wholly owned subsidiaries from Cavalli Limited.

(2)    Summary of Significant Accounting Policies

(a)Use of Estimates
The preparation of the accompanying financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and the reported amounts of income and expenses. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
(b)Investment in Unconsolidated Real Estate Joint Venture
In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 323 Investment - Equity Method and Joint Ventures, unconsolidated equity method investments are initially recorded at cost and subsequently are adjusted for the Partnership’s share of the venture’s earnings or losses and cash distributions. In accordance with the guidance, the allocation of profit and losses should be analyzed to determine how an increase or decrease in net assets of the venture (determined in conformity with U.S. GAAP) will affect cash payments to the investor over the life of the venture and on its liquidation. Because certain venture agreements contain preferences with regard to cash flows from operations, capital events and/or liquidation, the Partnership reflects its share of profits and losses by determining the difference between its “claim on the Investee’s book value” at the end and the beginning of the period. This claim is calculated based on the amount that the Partnership would receive if the Investee were to liquidate all of its assets at recorded amounts determined in accordance with U.S. GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is commonly referred to as the hypothetical liquidation at book value method.
On a periodic basis, the Partnership assesses whether there are any indicators that the value of its investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in fair value is deemed to be other‑than‑temporary. For the period from June 25, 2013 through December 31, 2013, no adjustments for impairments were made to the investments in unconsolidated real estate joint venture.
(c)Cash

KWF REAL ESTATE VENTURE XV, L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements
December 31, 2013

Cash includes highly liquid investments purchased with original maturities of three months or less. Periodically throughout the period from June 25, 2013 (inception) through December 31, 2013, cash balances in various bank accounts exceeded the insured limits. To date, no losses have been experienced related to such amounts. The Partnership places cash with quality financial institutions and does not believe there is a significant concentration of credit risk.
(d)Income Taxes
As a limited Partnership, no provision is made in the accompanying financial statements for partnership income tax liabilities, because such taxes are the responsibility of the individual partners.
Income taxes are accounted for under the asset and liability method. This process requires management to estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. Management’s judgments, assumptions, and estimates relative to the current provision for income tax take into account current tax laws and interpretations of same.
The Partnership is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement, which could result in the Partnership recording a tax liability that would reduce net assets. Based on their analysis, the Partnership has determined that there are no tax benefits that would have a material impact on the Partnership’s financial position or results of operations. The tax year 2013 (year of inception) remains open to examination by the taxing jurisdictions to which the Partnership is subject, being the U.S.
(e)Concentration of Risk
The Partnership Investment is located in Ireland. Adverse conditions in the sector or geographic location would likely result in a material decline in the value of the Partnership Investment.
(3)    Investment in Unconsolidated Real Estate Joint Venture
In August, 2013, the Partnership acquired a 50% interest in Cavalli Limited, a single purpose entity, which through its four wholly owned subsidiaries (Bizet Limited, Trivata Limited, Scarlatti Limited, and Nessun Limited) acquired a portfolio of fourteen commercial real estate assets located in Ireland for the purchase price of €306,000,000. The portfolio was financed by a mortgage loan from Bank of Ireland with a principal of €199,000,000. This loan is secured by the portfolio and bears interest of three-month EURIBOR plus 3.85% (4.07% at December 31, 2013) requires principal and interest payments on every April 25, July 25, October 25, and January 25 through maturity July 22, 2018.
During the period, the Partnership set up a tax-exempt structure for its 14 Irish investments through a Qualifying Investor Alternative Investment Fund (Cavalli Investments plc, the “QIAIF”).  As part of this structure, the QIAIF acquired the total share capital of the four wholly owned subsidiaries from Cavalli Limited.
The carrying value of the Partnership Investment as of December 31, 2013 was €50,741,118.
The following table presents summarized financial information of the unconsolidated real estate joint venture for the period from June 25, 2013 (inception) through December 31, 2013:

KWF REAL ESTATE VENTURE XV, L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements
December 31, 2013

Real estate assets	€232,983,765
Cash	3,090,489
Other assets	72,352,795
Total assets	€308,427,049

Mortgage payable	€198,254,453
Other liabilities	8,690,352
Total liabilities	206,944,805

Shareholders' equity	101,482,244

Total liabilities and shareholders' equity	€308,427,049

Revenue	€10,159,571
Expenses	(24,795,998)
Net loss before income taxes	(14,636,427)
Income tax	(341,338)
Net loss after income taxes	€(14,977,765)

(4)    Commitments and Contingencies
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
(5)    Subsequent Events
Management has evaluated all subsequent events occurring after the date of the balance sheet through March 28, 2014, the date the financial statements were available to be issued, to determine whether any subsequent events necessitated adjustment to or disclosure in the financial statements. No other events were identified that necessitated adjustment or disclosure.

Independent Auditors’ Report
The Board of Directors
KW Residential, LLC:
Report on the Financial Statements
We have audited the accompanying consolidated financial statements of KW Residential, LLC and its subsidiaries (the “Company”), which comprise the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), consolidated statements of changes in members’ equity and consolidated statements of cash flows for each of the years in the three year period then ended December 31, 2013, and the related notes to the consolidated financial statements.
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
Auditors’ Responsibility
Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards in the United States of America.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditors’ judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KW Residential, LLC and subsidiaries as of December 31, 2013 and 2012, and the results of its their operations and their cash flows for each of the years in the three year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG AZSA LLC
Tokyo, Japan
February 27, 2014

KW Residential, LLC and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2013	2012
Assets
Rental property, net	$453,220,527	$567,639,706
Cash and cash equivalents	5,520,749	5,742,969
Restricted cash	14,613,145	21,288,537
Accounts receivable, net	729,192	754,353
Derivative assets	15,369,748	10,809,277
Other assets	8,062,236	7,317,288
Total assets	$497,515,597	$613,552,130
Liabilities and members' equity
Liabilities
Accounts payable and accrued expenses	$5,610,887	$6,504,314
Refundable tenant deposits	3,105,490	3,815,605
Debt and borrowings	276,657,270	316,422,361
Income taxes payable	238,600	323,156
Other liabilities	345,294	79,346
Total liabilities	285,957,541	327,144,782
Commitments and contingencies
Members' equity
Contributed capital	156,155,358	211,350,315
Accumulated surplus	6,149,379	8,807,330
Accumulated other comprehensive income	49,253,319	66,249,703
Total members' equity	211,558,056	286,407,348
Total liabilities and members' equity	$497,515,597	$613,552,130
The accompanying notes are an integral part of these consolidated financial statements.

KW Residential, LLC and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year ended December 31,
	2013	2012	2011

Revenue
Rental income	$31,396,142	$39,013,177	$37,770,902
Total revenue	31,396,142	39,013,177	37,770,902
Operating Expenses
Property expenses	7,483,030	9,965,202	10,003,392
Compensation and related expenses	1,990,482	2,347,813	1,589,701
General and administrative expenses	1,847,213	2,618,677	3,177,994
Depreciation and amortization	10,231,051	12,790,455	11,604,181
Total operating expenses	21,551,776	27,722,147	26,375,268
Operating income	9,844,366	11,291,030	11,395,634

Non-operating income (expense)
Interest expense	(11,186,269)	(9,765,638)	(12,227,111)
Losses on derivatives	(1,037,000)	(178,433)	(16,143)
Other	128,459	132,060	312,779
Income (loss) before income taxes	(2,250,444)	1,479,019	(534,841)
Income tax (benefit) expense	407,507	(1,001,861)	623,973
Net income (loss)	(2,657,951)	2,480,880	(1,158,814)
Other comprehensive income (loss) net of tax
Foreign currency translation gain (loss), net of tax of $43,037 in 2013, $4,171 in 2012, and ($578) in 2011	(48,583,089)	(23,512,606)	14,792,637
Forward foreign currency gain (loss)	31,586,705	26,257,161	(8,838,828)
Total comprehensive income (loss)	$(19,654,335)	$5,225,435	$4,794,995
The accompanying notes are an integral part of these consolidated financial statements.

KW Residential, LLC and Subsidiaries
Consolidated Statement of Changes in Members' Equity
For the Three Years Ended December 31, 2013

	Contributed Capital	Accumulated Surplus	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2011	$225,001,154	$7,485,264	$57,551,339	$290,037,757
Capital contributions	34,200,000	—	—	34,200,000
Capital distributions	(23,600,839)	—	—	(23,600,839)
Foreign currency translation gain	—	—	14,792,637	14,792,637
Forward foreign currency loss	—	—	(8,838,828)	(8,838,828)
Net loss	—	(1,158,814)	—	(1,158,814)
Balance, December 31, 2011	235,600,315	6,326,450	63,505,148	305,431,913
Capital distributions	(24,250,000)	—	—	(24,250,000)
Foreign currency translation loss	—	—	(23,512,606)	(23,512,606)
Forward foreign currency gain	—	—	26,257,161	26,257,161
Net income	—	2,480,880	—	2,480,880
Balance, December 31, 2012	211,350,315	8,807,330	66,249,703	286,407,348
Capital distributions	1,043	—	—	1,043
Capital contributions	(55,196,000)	—	—	(55,196,000)
Foreign currency translation loss	—	—	(48,583,089)	(48,583,089)
Forward foreign currency gain	—	—	31,586,705	31,586,705
Net loss	—	(2,657,951)	—	(2,657,951)
Balance, December 31, 2013	$156,155,358	$6,149,379	$49,253,319	$211,558,056
The accompanying notes are an integral part of these consolidated financial statements.

KW Residential, LLC and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,
	2013	2012	2011

Cash flows from operating activities:
Net income (loss)	$(2,657,951)	$2,480,880	$(1,158,814)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,231,051	12,790,455	11,604,181
Amortization of loan related costs	3,129,684	2,543,982	3,803,447
Changes in assets and liabilities:
Accounts receivable	(181,629)	11,729	50,071
Other assets	358,704	(2,435,802)	2,675,216
Accounts payable and accrued expenses	1,182,767	(44,203)	(1,911,378)
Other liabilities	(562,665)	535,994	697,279
Net cash flows provided by operating activities	11,499,961	15,883,035	15,760,002
Cash flows from investing activities:
Payments for purchases of property and equipment	(586,015)	(833,477)	(380,443)
Collateral receipts (payments) for derivative instruments	27,026,234	10,299,788	(9,150,000)
Net cash flows provided by (used in) investing activities	26,440,219	9,466,311	(9,530,443)
Cash flows from financing activities:
Proceeds from issuance of debt and borrowings	259,952,922	82,686,044	329,972,445
Repayment of debt	(239,282,919)	(83,131,247)	(341,046,576)
Capital contributions	1,043	—	34,200,000
Capital distribution	(55,196,000)	(24,250,000)	(23,600,839)
Loan related costs	(2,804,750)	(1,055,424)	(5,038,041)
Net cash flows used in financing activities	(37,329,704)	(25,750,627)	(5,513,011)
Effect of exchange rate changes on cash and cash equivalents	(832,696)	(443,343)	654,234
Net increase (decrease) in cash and cash equivalents	(222,220)	(844,624)	1,370,782
Cash and cash equivalents, beginning of year	5,742,969	6,587,593	5,216,811
Cash and cash equivalents, end of year	$5,520,749	$5,742,969	$6,587,593
Supplemental disclosure of cash paid for during the year:
Interest	$8,665,896	$8,429,143	$8,505,481
Income tax	533,198	440,216	478,068
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION AND CONSOLIDATION-The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. In addition, management evaluates the Company's relationships with other entities to identify whether they are variable interest entities and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements.
One subsidiary uses different fiscal year-end from the Company's fiscal year-end of December 31. Material differences in intercompany transactions and accounts arising from the use of the different fiscal year-ends are adjusted in consolidation.
REPORTING AND FUNCTIONAL CURRENCIES-The reporting and functional currency of the Company is the U.S. dollar, whereas the functional currency of the Company's wholly owned subsidiaries is the Japanese yen. The financial statements of the subsidiaries are translated into U.S. dollars by translating assets and liabilities at the closing exchange rate on the balance sheet date with translation adjustments reported directly in members' equity and income statement items at average exchange rates during the year. Individually material income and expense transactions are translated using the closing exchange rate in effect on the date the transaction is recognized.
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
CASH AND CASH EQUIVALENTS-Cash and cash equivalents consist of cash and all highly liquid investments purchased with initial maturities of three months or less. The Company maintains cash balances in excess of governmentally insured limits of 10 million yen that is equivalent to $95,000 as of December 31, 2013. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality.
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

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

As of December 31, 2013, these trusts held cash of $ 10,768,859 that are restricted and not available for the KIWI Entities' withdrawal or usage. These restricted cash will be available for their withdrawal or usage gradually over a period not exceeding three months. In addition, as of December 31, 2013, the restricted cash accounts maintained with certain banks had a balance of $3,844,286. Surpluses, if any, arising after meeting the debt and borrowings obligations will be made available for the KIWI Entities' withdrawal or usage.
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
During 2013, 2012 and 2011, management performed impairment analysis on several properties due to deemed triggering events. Based on management's analysis, including assumptions about the length of the holding period until disposed, the estimated selling price and the current projected operating performance of the properties, management has concluded that no impairment of rental property existed for the years ended December 31, 2013, 2012 and 2011.
INCOME TAXES-Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company presents a foreign currency transaction gain or loss from remeasuring income tax assets and liabilities within income tax (benefit) expense. The Company does not recognize a deferred tax liability for the portion of a difference between the tax basis in the buyer's tax jurisdiction and the related carrying amount in the consolidated financial statements that results from an intercompany transaction. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. As of December 31, 2013 and 2012, management of the Company believes there are no uncertain tax positions that would have a material impact on the Company's financial position or results of operations. Management of the Company does not expect material changes in uncertain tax positions within next twelve months. As of December 31, 2013, the tax years 2007 through 2013 remain open for potential tax examination. The interest and penalties of back taxes arising from tax examinations are recognized as income tax expense.

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

FAIR VALUE MEASUREMENTS-The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the possible extent. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

Level 3 - Unobservable inputs that reflect the company’s own assumptions market participants would also use in the pricing of the asset or liability and are consequently not based on market activity but rather through particular valuation techniques.

See note 4 to the Consolidated Financial Statements

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

For all hedging relationships, the Company formally documents the hedging relationship and its risk‑management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. Management also formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in cash flows of hedged transactions. For derivative instruments that are designated and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction effects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

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

For derivative instruments that are not designated as a hedging instrument, the Company records changes in fair value in statements of operations and comprehensive income in the period when they occur.

See note 4 to the Consolidated Financial Statements.

DEFERRED FINANCING COSTS-The Company recognizes debt issuance costs on the balance sheet as deferred charges included in other assets and amortizes their balances over the terms of the related debts using the straight-line method which is substantially similar to the effective interest rate method. The Company classifies cash payments for debt issuance costs as a financing activity in the consolidated statements of cash flows.

NOTE 3—RENTAL PROPERTY
The composition of rental property consisted of the following as of December 31:

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

	December 31,
	2013	2012
Land	$246,684,394	$302,951,197
Buildings and structures	257,615,762	315,905,453
Machinery and equipment and other	4,229,454	5,093,365
Less accumulated depreciation	(55,309,083)	(56,310,309)
Rental property, net	$453,220,527	$567,639,706
 Depreciation and amortization expense for rental property for the years ended December 31, 2013, 2012 and 2011 were $10,194,850, $12,789,085 and $11,600,073, respectively.
NOTE 4—FAIR VALUE MEASUREMENTS
The Company has financial instruments that are measured at fair value on a recurring basis. The carrying values of the Company's short-term items such as cash and cash equivalents, restricted cash, accounts receivable, other assets, accounts payable and accrued expenses, refundable tenant deposits and other liabilities approximate fair value. The fair value of the Company's long-term debt is calculated based on the discount cash flows using risk rates currently available for debt with similar terms and remaining maturities.
The carrying amounts and related estimated fair values of long-term debt as of December 31, 2013 and 2012 as follows:

	December 31,
	2013		2012
	Carrying amount	Fair value	Carrying amount	Fair value
Debt and borrowing contract	$276,657,270	$277,109,539	$316,422,361	$320,381,100
The Company previously used interest rate cap instruments to manage fluctuations in interest rates and terminated all the contracts during fiscal year ended December 31, 2012. In order to manage currency fluctuations between the Company’s functional currency (U.S. dollar) and its wholly-owned subsidiaries’ functional currency (Japanese yen), the Company uses currency options and enters into forward foreign currency contracts to hedge a portion of its net investment in its wholly owned subsidiaries. During fiscal year ended December 31, 2013, the Company received $27,026,235 in proceeds from unwinding various forward foreign currency contracts, which were partially offset by the premium of $1,037,000 paid for the currency options. On February 6, 2013, the Company entered into two forward foreign currency contracts to hedge a portion of its net investment in its wholly owned subsidiaries.
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
The fair values of derivative instruments held as of December 31, 2013 and 2011:

	Asset derivatives
	2013			2012
	B/S Location	Fair value		B/S Location	Fair value
Forward foreign exchange contract	Derivative assets	$15,369,748	Forward foreign exchange contract	Derivative assets	$10,809,277

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

As of December 31, 2013 the forward foreign exchange contract outstanding was:

Counterparty	Currency	Buy/Sell	Settlement Date	In Exchange For	Fair value	Unrealized Gain (Loss)
Deutsche Bank	4.7 billion yen	Sell	2/8/2016	$51.3 million	$5,879,047	$5,879,047
Bank of America	7.5 billion yen	Sell	2/8/2016	$81.8 million	$9,490,701	$9,490,701
As of December 31, 2012 the forward foreign exchange contract outstanding was:

Counterparty	Currency	Buy/Sell	Settlement Date	In Exchange For	Fair value	Unrealized Gain (Loss)
Deutsche Bank	15 billion yen	Sell	4/28/2014	$185.4 million	$10,809,277	$10,809,277

The Company’s gains on the forward foreign currency contracts of $15,369,748 and $10,809,277 are included in other comprehensive income in the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2013 and 2012, respectively as the forward foreign currency contracts qualify as hedging instruments. The interest rate cap contracts and currency options do not qualify as designated hedging instruments and accordingly, the losses on those interest rate cap contracts and currency options of $(1,037,000) and $(178,433) are included in other non-operating income (expense) in the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2013 and 2012, respectively.

NOTE 5—OTHER ASSETS
The composition of other assets consisted of the following as of December 31:

	December 31,
	2013	2012
Deposits for rented office	$188,258	$279,874
Consumption tax receivables	207,306	—
Deferred tax assets	1,723,714	1,439,287
Deferred loan costs	4,458,220	3,793,495
Other	1,484,738	1,804,632
Total	$8,062,236	$7,317,288
NOTE 6—DEBT AND BORROWINGS
Debt and borrowings were incurred in connection with refinancing of rental property currently in use, and includes the following as of December 31:

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

	2013	2012
Secured bond representing obligations to banks, maturing serially from June 2012 to March 2017 with fixed interest rate of 2.18% per annum	$2,937,084	$3,810,567
Secured loan representing obligations to banks, maturing serially from June 2012 to March 2017 with fixed interest rate of 1.58% per annum	61,819,949	80,081,186
Secured bond representing obligations to financial institution, due March 2020 on lump-sum payment with fixed interest rate of 1.35% per annum	3,795,427	—
Secured loan representing obligations to banks, maturing serially from March 2017 to March 2020 with fixed interest rate of 1.35% per annum	29,983,869	—
Secured bond representing obligations to banks, due September 2021 on lump-sum payment with fixed interest rate of 1.42% per annum	2,846,570	—
Secured loan representing obligations to banks, maturing serially from October 2013 to September 2021 with fixed interest rate of 1.36% per annum	99,985,767	—
Secured bond representing obligations to financial institution, due March 2020 on lump-sum payment with fixed interest rate of 1.35% per annum	5,693,140	—
Secured loan representing obligations to financial institution, maturing serially from March 2017 to March 2020 with fixed interest rate of 1.35% per annum	48,391,688	—
Secured bond representing obligations to financial institution, due March 2020 on lump-sum payment with fixed interest rate of 1.35% per annum	1,897,713	—
Secured loan representing obligations to financial institution, maturing serially from March 2017 to March 2020 with fixed interest rate of 1.35% per annum	12,714,679	—
Secured bond representing obligations to banks, maturing serially from June 2013 to March 2018 on lump-sum payment with fixed interest rate of 1.34% per annum	6,591,384	—
Secured loan representing obligations to banks, maturing serially from November 2009 to August 2014 with fixed interest rate of 3% per annum	—	3,898,129
Secured loan representing obligations to banks, maturing serially from April 2013 to March 2016 with fixed interest rate of 2.12% per annum	—	39,270,040
Secured loan representing obligations to banks, maturing serially from July 2011 to March 2016 with fixed interest rate of 2.24% per annum	—	57,692,308
Secured loan representing obligations to financial institution, due March 2016 on lump-sum payment with fixed interest rate of 9.82% per annum	—	2,310,002
Secured loan representing obligations to banks, maturing serially from April 2013 to March 2016 with fixed interest rate of 2.12% per annum	—	61,215,061
Secured loan representing obligations to banks, maturing serially from July 2013 to July 2016 with fixed interest rate of 1.70% per annum	—	58,905,059
Secured loan representing obligations to banks, maturing serially from April 2013 to March 2016 with fixed interest rate of 2.12% per annum	—	9,240,009
Total	$276,657,270	$316,422,361
 As of December 31, 2013, certain rental property, with a net book value of $450,342,133, was pledged as collateral for certain debt obligations.

The aggregate amounts of annual maturities of long-term debt as of December 31, 2013 are as follows:

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Year ending December 31,
2014	$4,281,058
2015	4,281,058
2016	4,281,058
2017	64,443,802
2018	11,503,166
Thereafter	187,867,128
Total	$276,657,270
The debt and borrowing arrangements were entered into by certain of the Company’s subsidiaries for the financing of rental property and include certain covenants which the respective subsidiaries are required to be in compliance. Key covenants included ensuring that the respective outstanding loans do not exceed a certain percentage (ranging from 75 percent to 80 percent) of the fair value of the respective rental properties. In addition, these subsidiaries are required to generate sufficient operating cash flows to meet its loan obligations. This is commonly referred to as debt service coverage ratios (DSCR) and the respective subsidiaries are required to maintain DSCR of at least 1.06 to 3.38 to be in compliance with the loan covenants.

The respective subsidiaries were in compliance with all applicable covenants as of December 31, 2013 and 2012.

NOTE 7—INCOME TAXES
Income (loss) before income taxes income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 consists of the following:

	Year ended December 31,
	2013	2012	2011
Income (loss) before provision for income taxes:
Japanese	$(1,071,136)	$2,062,136	$(380,466)
Non-Japanese	(1,179,308)	(583,117)	(154,375)
Total	$(2,250,444)	$1,479,019	$(534,841)

	Year ended December 31,
	2013	2012	2011
Income tax (benefit) expense:
Current - Japanese	$576,423	$502,187	$446,429
Deferred - Japanese	(168,916)	(1,504,048)	177,544
Total	$407,507	$(1,001,861)	$623,973

Other than the income tax obligations in Japan as explained below, the Company has no other foreign tax obligations. For U.S. federal income tax purposes, KW Residential, LLC is considered to be a pass-through entity and all applicable U.S. income taxes are the responsibility of the members. In addition, most of the KIWI Entities are exempt from Japanese income taxes based on a permitted structure under Japanese tax legislation. In order to keep the tax-exempt status, the KIWI Entities are required to distribute more than 90 per cent of the entity’s taxable income in each fiscal period. The KIWI Entities have an intention to keep the tax-exempt status continuously.  Accordingly, the taxes recorded in these financial statements relate to the income taxes of certain Japanese operations taxable in Japan and Japanese withholding taxes in respect of distributions made by the KIWI Entities to the Company. The Company recognizes deferred tax liabilities and the corresponding deferred tax expense for Japanese withholding taxes on undistributed income in the KIWI entities. That deferred tax expense is included in “Deferred - Japanese” in the table above.

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

The significant components of deferred tax assets and liabilities as of December 31 are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Tax loss carryforwards	$3,768,961	$4,166,501
Accrued enterprise taxes	18,492	3,343
Accrued expenses	23,804	26,780
Rental property, net	144,838	538,701
Allowance for paid vacation	33,141	34,633
Key money	—	17,981
Gross deferred tax assets	3,989,236	4,787,939
Less: Valuation allowance	(1,718,780)	(2,843,396)
Total deferred tax assets	2,270,456	1,944,543
Deferred tax liabilities:
Rental property, net	—	(135,376)
Other assets	(3,851)	(177,341)
Investments in subsidiaries	(818,260)	(192,539)
Total deferred tax liabilities	(822,111)	(505,256)
Net deferred tax assets	$1,448,345	$1,439,287
Represented by:
Other assets	$1,723,714	$1,439,287
Other liabilities	$(275,369)
The Company has recognized a valuation allowance against deferred tax assets for tax loss carryforwards for a subsidiary in order to reduce the deferred tax assets to management's estimate of the amount more likely than not to be realized due to the uncertainty of the timing of realization. During 2012, the Company determined to release $1,944,768 of the valuation allowance due to a change in judgment about realizability of the tax loss carryforwards in future years.

During 2013, the Company completed a reorganization of certain taxable KIWI Entities. The reorganization included a transfer of all properties owned by the taxable KIWI Entities to tax-exempt KIWI Entities. As a result, all taxable KIWI Entities were liquidated or became dormant. Consequently, the Company set up a full valuation allowance in the amount of $1,434,676 on the deferred tax asset for the tax loss carryforward in a remaining dormant taxable KIWI Entity because the realization of this tax loss carryforward is no longer expected.

During 2013, the Company recognized a $2,278,621 deferred tax benefit from the release of the valuation allowance on tax loss carryforwards at a Tokyo branch, due to a change in Japanese tax law. The new tax law disallows a deduction for certain expenses, resulting in increased expectations of future taxable income. The valuation allowance judgment is based on management’s expectations of the amount of future income prior to the expiration of the net operating loss carryforwards. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company restated components of 2012 deferred tax assets in the table above, including the “Tax loss carryforwards” line, from $1,323,105 to $4,166,501 with an equal offsetting change in the “Valuation allowance” line, from zero to $2,843,396 for no net impact on net deferred tax assets, in order to reflect the tax loss carryforward at the Tokyo branch as of December 31, 2012. Similarly, the Company restated certain percentages showing in the reconciliation of the effective income tax rate table below in order to reflect the reclassification between “Gain and losses on tax exempted entities” and “Change in valuation allowance” for the years ended 2012 and 2011.

KW Residential, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Income taxes in Japan applicable to KWI and KIWI Entities are imposed by the national, prefectural and municipal governments, and in the aggregate resulted in a composite statutory rate of 38.01%, 40.69% and 40.69% for the years ended December 31, 2013, 2012 and 2011, respectively.

In Japan, new laws related to corporate taxes were promulgated on December 2, 2011. In the aggregate, the normal statutory rate was 38.01% for the fiscal years beginning on or after April 1, 2012. From the years beginning on or after April 1, 2015, the composite statutory rate will be further reduced to 35.64%.

A reconciliation of the actual effective income tax rate reflected in the accompanying consolidated statements of operations to the composite statutory tax rate of KWI and KIWI Entities for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Year ended December 31,
	2013	2012	2011
Composite statutory tax (benefit) rate	(38.01)%	40.69%	(40.69)%
Nondeductible expenses	9.66	25.15	43.56
Gains and losses on tax exempted entities	52.44	(19.85)	(9.91)
Change in valuation allowances	(68.99)	(119.22)	111.64
Investment in subsidiaries	37.07	13.02	9.29
Earnings taxed at different rate and effect of tax rate change		(8.33)	5.56
Remeasurement of deferred tax	23.60
Others, net	2.34	0.80	(2.79)
Effective income tax rate	18.11%	(67.74)%	116.66%
As of December 31, 2013, the Company had tax loss carryforwards of $10,102,623. Such carryforwards, if not utilized, are scheduled to expire as follows:

2017	$1,720,672
2018	4,854,974
2019	1,327,700
2020	748,333
2021	337,734
2022	1,113,210
Total	$10,102,623

NOTE 8-LEASES

The Company leases its headquarters and company residences under a cancelable operating contract with 180 days’ notice. Rent expense was $240,424, $295,723 and $335,592 for the years ended December 31, 2013, 2012 and 2011, respectively. Aggregated monthly lease costs for 2013 were $20,035.

NOTE 9-RELATED PARTY TRANSACTIONS

In 2013, there were no related party transactions. In 2012 and 2011, Kennedy-Wilson Holdings, Inc. was paid $500,000 and $751,503 for consultant services, respectively.

NOTE 10-SUBSEQUENT EVENTS
Management has evaluated all subsequent events through February 27,2014, the date that these financial statements are available for issuance.

Independent Auditors' Report
The Members
WH Valle Di Oro 79, LLC:
We have audited the accompanying financial statements of WH Valle Di Oro 79, LLC, which comprise the balance sheet as of December 31, 2013, and the related statements of operations, members' capital, and cash flows for the year then ended, and the related notes to the financial statements.
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
Auditors' Responsibility
Our responsibility is to express an opinion on the financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.
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
Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WH Valle Di Oro 79, LLC as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in accordance with U.S. generally accepted accounting principles.
The accompanying balance sheet of WH Valle Di Oro 79, LLC as of December 31, 2012 and the related statements of operations, changes in members' capital, and cash flows for the period from June 8, 2012 (inception) through December 31, 2012, were not audited by us, and accordingly, we do not express an opinion on them.

/s/ KPMG LLP

Los Angeles, California
March 31, 2014

WH VALLE DI ORO 79, LLC
(A California Limited Liability Company)
Balance Sheets

	December 31,
	2013	2012
		(Unaudited)
Assets
Cash	$1,222,689	$49,658
Sales receivable	34,686	—
Real estate development	6,837,526	4,151,811
Total assets	$8,094,901	$4,201,469

Liabilities and members' capital
Liabilities
Accounts payable	$602,057	$80,422
Accrued cost to complete	296,486	—
Due to affiliate	1,202,510	—
Construction loan	1,172,790	—
Total liabilities	3,273,843	80,422
Members' capital
Members' capital	4,821,058	4,121,047
Total liabilities and members' capital	$8,094,901	$4,201,469
See accompanying notes to the financial statements.

WH VALLE DI ORO 79, LLC
(A California Limited Liability Company)
Statements of Operations

	Year ended December 31,	Period from June 8 (inception) through December 31,
	2013	2012
Revenue		(Unaudited)
Real estate sales	$12,291,142	$—
Cost of sales of real estate	(9,365,386)	—
Gross profit from real estate sales	$2,925,756	$—
Operating Expenses
General and administrative	$2,352	$869
Total operating expenses	2,352	869
Net Income (loss)	$2,923,404	$(869)

See accompanying notes to the financial statements.

WH VALLE DI ORO 79, LLC
(A California Limited Liability Company)
Statements of Members' Capital

Members' capital at June 8, 2012 (inception) (unaudited)	$—
Contributions (unaudited)	4,121,916
Net loss (unaudited)	(869)
Members' capital at December 31, 2012 (unaudited)	4,121,047
Contributions	978,087
Distributions	(3,201,480)
Net income	2,923,404
Members' capital at December 31, 2013	$4,821,058

See accompanying notes to the financial statements.

WH VALLE DI ORO 79, LLC
(A California Limited Liability Company)
Statements of Cash Flows

	Year ended December 31,	Period from June 8 (inception) through December 31,
	2013	2012
Cash flows from operating activities:		(unaudited)
Net income (loss)	$2,923,404	$(869)
Change in assets and liabilities:
Sales receivable	(34,686)	—
Real estate development	(961,570)	(4,071,389)
Accrued cost to complete	296,486	—
Net cash provided by (used in) operating activities	2,223,634	(4,072,258)
Cash flow from financing activities:
Contributions from members	978,087	4,121,916
Distributions to members	(3,201,480)	—
Draws on construction loan	9,389,187	—
Repayment of construction loan	(8,216,397)	—
Net cash flow (used in) provided by financing activities	(1,050,603)	4,121,916
Net change in cash	1,173,031	49,658
Cash at beginning of period	49,658	—
Cash at end of period	$1,222,689	$49,658

Supplemental disclosure of cash flow information:
Cash paid for interest	$102,696	$—

Supplemental disclosure of noncash activity:
Change in accruals for real estate development costs -
Accounts payable	$521,635	$80,422
Due to affiliate	1,202,510	—

See accompanying notes to the financial statements.

WH VALLE DI ORO 79, LLC
(A California Limited Liability Company)
Notes to Financial Statements
December 31, 2013 and 2012 (Unaudited)

NOTE 1—ORGANIZATION
WH Valle Di Oro 79, LLC (the Company), a California limited liability company, is owned by KW Residential Capital, LLC, a Delaware limited liability company (wholly owned by Kennedy-Wilson Holdings, Inc., "KW"), and Williams Communities LLC ("Williams"), a California limited liability company and the managing member of the Company. The Company was formed upon the filing of the Articles of Formation with the California Secretary of State on June 8, 2012. The term of the Company extends until the date that the Company is terminated pursuant to the terms defined in the Company's operating agreement.
The Company was organized to invest in and fully own the property known as Valle Di Oro (the Property). The Property is a development project to construct and sell 79 single family homes, located on approximately 21.5 acres of land in Santa Clarita, California. The purchase price of the property was $3,000,000 and was completed on July 31, 2012. The initial capital contributions were $3,100,000 from KW and $555,556 from Williams. The initial percentage ownership between the members was 85% by KW and 15% by Williams. KW has committed an additional $1,700,000 of capital contributions to be used for the costs and expenses of acquiring, developing, constructing, marketing, and disposing of the Property at the written request of the Company. As of December 31, 2013 and 2012, KW had net unreturned contributions of $1,629,027 and $3,566,361 (unaudited), respectively.
The Company will continue in existence until dissolved in accordance with the provisions of its operating agreement and is funded through the equity contributions of its members. As an LLC, except as may otherwise be provided under applicable law, no member shall be bound by, or personally liable for, the expenses, liabilities, or obligations of the individual company. The members are not obligated to restore capital deficits.
Distributions with respect to the Company's investments shall be initially used to pay the release price under the construction loan (note 4), then used to pay any sales costs and administrative costs which are due and payable or were previously accrued and remain unpaid, and finally any remaining proceeds will be distributed as follows:
(i)    First, 100% to KW and Williams until both have received on a pari passu basis, distributions in an amount equal to a 12% preferred return per annum, compounded quarterly, on their respective capital contributions;
(ii) Second, 75% to KW and 25% to Williams until KW has received distributions in an amount equal to a 22% internal rate of return and a 140% total return on their respective capital;
(iii) Third, 50% to KW and 50% to Williams until KW has received distributions in an amount equal to a 22% internal rate of return and a 150% total return on their respective capital;
(iv) Fourth, 40% to KW and 60% to Williams.
During the year ended December 31, 2013 and 2012, total combined preferred returns earned by KW and Williams totaled $627,103 and $207,877 (unaudited), respectively.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
REVENUE RECOGNITION—During 2013, the Company completed development of common project costs for certain phases of the development and commenced the sale of residential lots within these phases. Residential lots are recorded and profit recognized when a sale is consummated, the buyer's initial and continuing investments are adequate, any receivables are not subject to future subordination, and the usual risks and rewards of ownership have been transferred to the buyer.
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

WH VALLE DI ORO 79, LLC
(A California Limited Liability Company)
Notes to Financial Statements
December 31, 2013 and 2012 (Unaudited)

REAL ESTATE DEVELOPMENT—Real estate development costs are carried at cost less any impairment charges. Real estate development costs include direct and indirect land costs, offsite costs and onsite improvements, as well as carrying charges which are capitalized to the real estate project while the project is under active development. Land and land development costs are accumulated and allocated to individual phases within the project using a method that approximates relative fair value. Selling and other marketing costs are expensed in the period incurred.
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

NOTE 3—REAL ESTATE DEVELOPMENT
The Company's Real Estate Development is a short-term project with an anticipated build-out of approximately 3 years. Management's assessment of the recoverability of the development costs contemplates that the Company has the intent and ability to hold and develop the Real Estate Development over the development period. The recoverability assessment requires significant judgments and estimates about the Real Estate Development's future performance. Factors that may affect the Real Estate Development's future performance include general economic climate, competition from other projects, local economic conditions such as unemployment which may impact the Real Estate Project's absorption pace and sales prices,and the availability of financing, all of which could impact the Company's ability to hold and develop the Real Estate Development in the ordinary course of business. Any adverse changes in these and other factors, or a change in the Company's intent or ability to hold the Real Estate Development over the development period, could cause the estimated aggregate future cash flows to be less than the carrying amount, in which case the Real Estate Development would likely be impaired. If management of the Company changes its intent or elects not to hold and develop the Real Estate Development, and instead decides to sell it in its current condition, the fair value achieved in a bulk land sale could be significantly less than the carrying amount.
Management evaluates its real estate project for impairment when indicators of impairment are present. An impairment loss is recorded if the undiscounted cash flows estimated to be generated by the real estate development are less than the carrying amount. The amount of the loss is calculated as the difference between the carrying amount and the fair value of the real estate development. As of December 31, 2013, there was no impairment recorded by the Company.
After the sale of each home, there may be certain costs incurred specific to each lot and are reflected in accrued cost to complete on the accompanying balance sheet. As of December 31, 2013, total accrued cost to complete was $296,486.

NOTE 4—CONSTRUCTION LOAN
On March 26, 2013, the Company obtained a construction loan from a third-party financial institution. The loan bears interest at a variable rate of PRIME plus 0.50%, and also contains an interest rate floor of 5.5%. In conjunction with the sale of each home, the Company uses sales proceeds to make principal payments based on an agreed upon amount by the Company and the lender, determined by the type of home sold. The loan matures on March 1, 2016 with the full principal balance and any accrued interest due at maturity. The outstanding principal due for the construction loan totaled $1,172,790 as of December 31, 2013. Interest costs are capitalized in accordance with Financial Accounting Standards Boards (FASB) Accounting Standards Codification (ASC) 835-20, Capitalization of Interest.

NOTE 5—TRANSACTIONS WITH AFFILIATES

Affiliates are eligible to earn asset management fees, sales commissions fees, and warranty fees. Fees earned by affiliates were as follows for the year ended December 31, 2013 and were capitalized to real estate development. No fees were earned in 2012.

WH VALLE DI ORO 79, LLC
(A California Limited Liability Company)
Notes to Financial Statements
December 31, 2013 and 2012 (Unaudited)

Asset Management fees	$542,470
Sales Commissions	151,239
Warranty fees	90,744
$784,453

In addition, certain costs were paid for by affiliates on behalf of the Company. As of December 31, 2013, these amounts totaled $1,202,510 and are reflected in due to affiliate on the accompanying balance sheet.

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
We follow the policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to the properties that would have a material effect on our financial condition, results of operations, and cash flows. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability other than our conditional asset retirement obligations that we believe would require additional disclosure or the recording of a loss contingency.
NOTE 7—SUBSEQUENT EVENTS
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition and disclosure through March 31, 2014, the date at which the financial statements were available to be issued, and determined there are no other items to disclose.

Independent Auditors' Report
The Members
KW Stadium Gateway Partners, LLC:
We have audited the accompanying consolidated financial statements of KW Stadium Gateway Partners, LLC and subsidiary, which comprise the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of operations, members' capital, and cash flows for the year ended December 31, 2013 and for the period from April 9, 2012 (inception) through December 31, 2012, and the related notes to the consolidated financial statements.
Management's Responsibility for the Consolidated Financial Statements
Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.
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
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KW Stadium Gateway Partners, LLC and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the year ended December 31, 2013 and the period from April 9, 2012 (inception) through December 31, 2012, in accordance with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California
March 31, 2014

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

	December 31,
	2013	2012
Assets
Real estate:
Land	$13,021,688	$13,021,688
Buildings and improvements	36,636,072	33,288,998
Total	49,657,760	46,310,686
Accumulated depreciation	(1,576,626)	(382,791)
Real estate, net	48,081,134	45,927,895
Cash	661,897	597,510
Debt service escrows and deposits	2,069,953	2,837,075
Deferred leasing costs, net of accumulated amortization of $143,518 and $1,975 at December 31, 2013 and 2012	1,292,607	69,914
Deferred financing fees, net of accumulated amortization of $132,048 and $41,501 at December 31, 2013 and 2012	188,641	279,188
Acquired in place lease value, net of accumulated amortization of $5,184,719 and $1,629,483 at December 31, 2013 and 2012	4,888,281	8,443,517
Acquired intangible for above market leases, net of accumulated amortization of $941,723 and $295,970 at December 31, 2013 and 2012	888,277	1,534,030
Deferred rent	988,406	134,639
Utility deposits	—	107,470
Tenant receivables	34,387	4,913
Prepaid expenses	100,790	91,884
Total assets	$59,194,373	$60,028,035
Liabilities and members' capital
Liabilities
Mortgage loan payable	$52,702,524	$53,002,036
Prepaid rent	288,171	430,565
Tenant deposits	99,157	99,157
Accounts payable and accrued expenses	375,231	416,435
Acquired intangible for below market leases, net of accumulated amortization of 306,148 and $96,218 at December 31, 2013 and 2012	288,852	498,782
Total liabilities	53,753,935	54,446,975
Members' capital	5,440,438	5,581,060
Total liabilities and members' capital	$59,194,373	$60,028,035
See accompanying notes to consolidated financial statements.

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Operations

	Year ended December 31,	Period from April 9, (inception) through December 31,
	2013	2012
Revenue
Rental income	$5,991,300	$2,799,028
Operating expense recoveries	484,453	175,471
Other	15,479	3,620
Total revenue	6,491,232	2,978,119
Operating Expenses
Property taxes	632,790	310,675
Utilities	775,626	324,553
Repairs and maintenance	765,183	353,887
Salaries and wages	288,066	110,982
Management fees	168,604	104,101
General and administrative	51,874	51,938
Insurance	161,093	68,567
Depreciation	1,193,835	382,791
Amortization	3,696,779	1,631,458
Interest expense	2,773,004	1,334,417
Acquisition-related costs	—	123,690
Total operating expenses	10,506,854	4,797,059
Net loss	$(4,015,622)	$(1,818,940)
See accompanying notes to consolidated financial statements.

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Members' Capital

Members' capital, April 9, 2012 (inception)	$—
Capital contributions	7,400,000
Net loss	(1,818,940)
Members' capital at December 31, 2012	5,581,060
Capital contributions	3,875,000
Net loss	(4,015,622)
Members' capital at December 31, 2013	$5,440,438
See accompanying notes to consolidated financial statements.

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Cash Flows

	Year ended December 31,	Period from April 9, (inception) through December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,015,622)	$(1,818,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,193,835	382,791
Amortization	3,696,779	1,631,458
Amortization of deferred financing costs	90,547	41,501
Amortization of fair value adjustment to mortgage	(299,512)	(120,456)
Adjustment to revenue for above and below market leases	435,823	199,752
Change in assets and liabilities:
Deferred rent	(853,767)	(134,639)
Utility deposits	107,470	(107,470)
Tenant receivables	(29,474)	(4,913)
Prepaid expenses	(8,906)	(91,884)
Prepaid rent	(142,394)	430,565
Tenant deposits	—	99,157
Accounts payable and accrued expenses	(41,204)	416,435
Net cash provided by operating activities	133,575	923,357
Cash flows from investing activities:
Acquisition of real estate	—	(4,000,000)
Additions to real estate	(3,347,074)	(496,194)
Deferred leasing costs	(1,364,236)	(71,889)
Change in debt service escrows and deposits	767,122	(2,837,075)
Net cash flow used in investing activities	(3,944,188)	(7,405,158)
Cash flow from financing activities:
Contributions from members	3,875,000	7,400,000
Payments made for financing costs	—	(320,689)
Net cash flow provided by financing activities	3,875,000	7,079,311
Net increase in cash	64,387	597,510
Cash at beginning of period	597,510	—
Cash at end of period	$661,897	$597,510

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,981,969	$1,160,109

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Cash Flows (continued)

	Year ended December 31,	Period from April 9, (inception) through December 31,
	2013	2012
Supplemental disclosure of noncash investing activities:
Acquisition of real estate (note 3)
Land	$—	$13,019,788
Building	—	32,794,704
In-place lease value	—	10,073,000
Above market leases	—	1,830,000
Below market leases	—	(595,000)
Mortgage loan payable assumed	—	(53,122,492)
	$—	$4,000,000

See accompanying notes to consolidated financial statements.

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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
Initial capital contributions to acquire the Property were $3,450,000 from KW Fund IV - Stadium Gateway, LLC and $3,450,000 from K-W Properties, for a total initial investment of $6,900,000. KW Fund IV-Stadium Gateway, LLC and K-W Properties have made additional capital contributions totaling $4,375,000 from inception through December 31, 2013.
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
REAL ESTATE ASSETS—Real estate assets are carried at depreciated cost. Depreciation on buildings and improvements has been provided for in the accompanying financial statements using the straight-line method based on estimated useful lives of 40 years for buildings and the lease life for tenant improvements. Amortization of intangible assets associated with in-place leases has been provided for in the accompanying financial statements using the straight-line method based on the remaining lease lives. Maintenance and repairs are charged to expense as incurred, and costs of renewals or betterments are capitalized and depreciated at the appropriate rates.

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

IMPAIRMENT OF LONG-LIVED ASSETS—In accordance with accounting guidance for long-lived assets, the Property is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, the Company will evaluate the Property by comparing the carrying amount of the Property to the estimated future undiscounted cash flows of the Property. If impairment exists, an impairment loss will be recognized based on the amount by which the carrying amount exceeds the fair value of the asset or asset group. For the year ended December 31, 2013 and the period from inception through December 31, 2012, there were no impairments recorded.
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
Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment.
For certain financial instruments, including cash, tenant receivables, debt service escrows and deposits, utility deposits, prepaid expenses, accounts payable and accrued expenses, prepaid rent, and tenant deposits, recorded amounts approximate fair value due to the relatively short-term nature of these instruments.
Other than the accounting treatment for the assets and liabilities acquired upon acquisition of the Property, as described in notes 3 and 4, the Company has no assets or liabilities measured at fair value on a recurring or nonrecurring basis in the financial statements as of December 31, 2013.

NOTE 3—REAL ESTATE ACQUISTION
The fair value of the Property upon the acquisition date was allocated to the acquired tangible assets, consisting primarily of land and buildings and improvements, and to the identified acquired intangible assets, which comprise in-place leases, above-market leases and below-market leases, in accordance with Business Combinations ASC Subtopic 805-10. Acquisition related costs are expensed as incurred.
The fair value of real estate was determined by valuing the Property as if it were vacant, which was then allocated to land and buildings and improvements, based on management's determination of the relative fair values of these assets. The value of the acquired in-place leases was determined by calculating the present value of the cash flows provided by the leases, net of related incremental expenses over the estimated lease-up period.  The allocation of the Property's value to the relevant financial statement captions is presented in the non-cash section of the statement of cash flows.

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 4—MORTGAGES PAYABLE
Upon acquisition of the Property, the Company assumed a mortgage loan payable to a third-party financial institution, which is secured by the Property. The outstanding principal due for the mortgage totaled $52,000,000 as of December 31, 2013 and 2012. The mortgage bears a fixed interest rate of 5.66%, matures on February 1, 2016 and requires monthly interest payments through maturity. Aggregate principal payments of $52,000,000 under the mortgage payable are due in 2016.
The Company recorded the mortgage at $53,122,492 upon assumption, representing the fair value of the obligation at that time. The fair value was estimated based on the quoted market prices for the same or similar issues for debt of the same remaining maturities as well as the credit quality of the Company. Although the Company has determined that the majority of the inputs used to value the mortgage fall within Level 2 of the fair value hierarchy, the assessment of the Company's credit quality associated with the valuation utilized Level 3 inputs. However, the Company assessed the significance of the impact of the Level 3 inputs on the overall valuation of the liability and determined that it is not significant to the overall valuation of the mortgage. As a result, the Company has determined that its mortgage loan valuation in its entirety be classified in Level 2 of the fair value hierarchy, as defined in note 2. The fair value amount does not necessarily represent the amount that would be required to satisfy the debt obligation. The fair value of the debt as of December 31, 2013 and 2012 was $53,067,027 and $51,902,688, respectively.
The difference between the carrying value of the debt and the fair value upon assumption is being amortized through maturity. The carrying value of the liability as of December 31, 2013 and 2012 is $52,000,000. The fair value of the debt as of December 31, 2013 was $53,067,027.

NOTE 5 - TENANT CONCENTRATIONS
The top three tenants accounted for approximately $1,639,982, $1,168,181 and $734,568, or 25.5%, 18.2%, and 11.4%, respectively, of the Company's rental income for the year ended December 31, 2013. No other tenant comprised more than 10% of the Company's combined rental income for the year ended December 31, 2013.

NOTE 6—MINIMUM FUTURE LEASE RENTALS
As of December 31, 2013, the minimum future cash rents receivable under non-cancellable operating leases in each of the next five years and thereafter are as follows:

2014	$5,828,154
2015	6,161,902
2016	3,441,310
2017	2,369,475
2018	1,680,679
Thereafter	178,247
$19,659,767
NOTE 7—INTANGIBLE ASSETS
The value of the acquired in-place leases, above-market lease asset, and below-market lease liability was $10,073,000, $1,830,000, and $595,000, respectively, at the date of acquisition.

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The value of the net acquired in-place leases is amortized over 34 months, consistent with the remaining weighted-average term of the in-place leases. The amortization expense related to in-place leases was $3,555,236 and $1,629,483 for the year ended December 31, 2013 and 2012, respectively. Additionally, $435,823 and $199,752 in net amortization expense associated with the above-market lease asset and the below-market lease liability are recorded as a component of rental revenues in the consolidated statement of operations for the year ended December 31, 2013 and 2012, respectively.
As of December 31, 2013, the annual amortization expense of in place-leases, above-market leases and below-market leases for each of the next five years and thereafter are as follows:

	IPLV	Above Market Leases	Below Market Leases
2014	$3,555,236	$645,753	$(209,930)
2015	1,333,045	242,524	(78,922)
2016	—	—	—
2017	—	—	—
2018	—	—	—
Thereafter	—	—	—
	$4,888,281	$888,277	$(288,852)
NOTE 8—TRANSACTIONS WITH THE AFFILIATES
Affiliates receive leasing commissions, a management fee, a construction management fee, reimbursements for certain billed management and administrative related costs.
Fees earned and reimbursements received by Kennedy-Wilson Holdings, Inc. and its affiliates were as follows:

	Year Ended December 31,
	2013	2012
Management fees	$168,604	$104,101
Accounting fees	12,000	5,646
Leasing salary reimbursement	—	5,733
Leasing commissions	67,201	—
Construction management	126,665	16,946
	$374,470	$132,426
As of December 31, 2013, and 2012, the outstanding balance due to affiliates was $0 and $14,245, respectively, and presented as accounts payable and accrued expenses in the consolidated balance sheet.
NOTE 9—COMMITMENTS AND CONTINGENCIES
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Currently, the Company does not have any material commitments or contingencies.
NOTE 10—SUBSEQUENT EVENTS
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition and disclosure through March 31, 2014, the date at which the financial statements were available to be issued, and determined there are no other items to disclose.

Independent Auditors' Report
The Members
KW Marina View, LLC:
We have audited the accompanying financial statements of KW Marina View, LLC, which comprise the balance sheet as of December 31, 2013, and the related statement of operations, members' capital, and cash flows for the year ended December 31, 2013, and the related notes to the financial statements.
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
Auditors' Responsibility
Our responsibility is to express an opinion on the financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.
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
Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KW Marina View, LLC as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013, in accordance with U.S. generally accepted accounting principles.
The accompanying balance sheet of KW Marina View LLC, as of December 31, 2012 and the related statements of operations, members' capital and cash flows for the period from October 17, 2012 (inception) through December 31, 2012, were not audited by us, and accordingly, we do not express an opinion on them.

/s/ KPMG LLP

Los Angeles, California
March 31, 2014

KW MARINA VIEW, LLC
(A Delaware Limited Liability Company)
Balance Sheets

	December 31,
	2013	2012
		(Unaudited)
Assets
Real estate:
Land	$3,838,000	$3,838,000
Buildings and improvements	19,214,351	16,867,007
Total	23,052,351	20,705,007
Accumulated depreciation	(438,992)	(6,661)
Real estate, net	22,613,359	20,698,346
Cash	27,776	2,188,540
Tax and insurance escrow	48,609	46,820
Capital escrow deposits	518,752	504,988
Deferred leasing costs, net of accumulated amortization ($4,031 in 2013 and $0 in 2012)	23,968	—
Deferred financing fees, net of accumulated amortization ($67,843 in 2013 and $1,083 in 2012)	116,859	183,619
Acquired in place lease value, net of accumulated amortization ($409,036 in 2013 and $0 in 2012)	374,964	784,000
Acquired intangible for above market leases, net of accumulated amortization ($8,352 in 2013 and $0 in 2012)	7,648	16,000
Deferred rent	46,567	—
Utility deposits	13,350	—
Tenant receivables	19,755	—
Prepaid expenses	26,954	21,673
Total assets	$23,838,561	$24,443,986
Liabilities and members' capital
Liabilities
Mortgage loan payable	$13,712,232	$13,898,933
Prepaid rent	4,422	—
Tenant deposits	67,176	64,516
Accounts payable and accrued expenses	175,471	15,188
Acquired intangible for below market leases, net of accumulated amortization ($27,124 in 2013 and $0 in 2012)	24,876	52,000
Total liabilities	13,984,177	14,030,637
Members' capital	9,854,384	10,413,349
Total liabilities and members' capital	$23,838,561	$24,443,986
See accompanying notes to financial statements.

KW MARINA VIEW, LLC
(A Delaware Limited Liability Company)
Statement of Operations

	Year ended December 31,	Period from October 17, (inception) through December 31,
	2013	2012
		(Unaudited)
Revenue
Rental income	$609,323	$9,378
Operating expense recoveries	217,425	—
Other	5,966	33
Total revenue	832,714	9,411
Operating Expenses
Property taxes	273,681	2,077
Utilities	101,496	—
Repairs and maintenance	292,646	—
Salaries and wages	20,045	—
Management fees	30,000	187
General and administrative	23,855	2,597
Insurance	66,118	861
Depreciation	432,331	6,661
Amortization	413,075	—
Interest expense	903,208	23,732
Acquisition-related costs	3,475	59,947
Total operating expenses	2,559,930	96,062
Net loss	$(1,727,216)	$(86,651)
See accompanying notes to financial statements.

KW MARINA VIEW, LLC
(A Delaware Limited Liability Company)
Statement of Members' Capital

Members' capital, October 17, 2012 (inception)	$—
Capital contributions (unaudited)	10,500,000
Net loss (unaudited)	(86,651)
Members' capital at December 31, 2012 (unaudited)	10,413,349
Capital contributions	1,168,251
Net loss	(1,727,216)
Members' capital at December 31, 2013	$9,854,384
See accompanying notes to financial statements.

KW MARINA VIEW, LLC
(A Delaware Limited Liability Company)
Statement of Cash Flows

	Year ended December 31,	Period from October 17, (inception) through December 31,
	2013	2012
		(Unaudited)
Cash flows from operating activities:
Net loss	$(1,727,216)	$(86,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	432,331	6,661
Amortization	413,075	—
Amortization of deferred financing costs	66,760	1,083
Amortization of fair value adjustment to mortgage	58,431	9,738
Adjustment to revenue for above and below market leases	(18,772)	—
Change in assets and liabilities:
Tax and insurance escrow	(1,789)	(46,820)
Deferred rent	(46,567)	—
Utility deposits	(13,350)	—
Tenant receivables	(19,755)	—
Prepaid expenses	(5,281)	(21,673)
Prepaid rent	4,422	—
Tenant deposits	2,660	64,516
Accounts payable and accrued expenses	89,144	15,188
Net cash used in operating activities	(765,907)	(57,958)
Cash flows from investing activities:
Acquisition of real estate	—	(7,563,812)
Additions to real estate	(2,276,213)	—
Deferred leasing costs	(27,999)	—
Change in capital escrow deposits	(13,764)	(504,988)
Net cash flow used in investing activities	(2,317,976)	(8,068,800)
Cash flow from financing activities:
Contributions from members	1,168,251	10,500,000
Principal payments on mortgage payable	(245,132)	—
Payments made for financing costs	—	(184,702)
Net cash flow provided by financing activities	923,119	10,315,298
Net change in cash	(2,160,764)	2,188,540
Cash at beginning of period	2,188,540	—
Cash at end of period	$27,776	$2,188,540

Supplemental disclosure of cash flow information:
Cash paid for interest	$778,017	$12,911
Supplemental disclosure of noncash activity:
Accrued capital expenditures	$71,131	$—

KW MARINA VIEW, LLC
(A Delaware Limited Liability Company)
Statement of Cash Flows

	Year ended December 31,	Period from October 17, (inception) through December 31,
	2013	2012
Supplemental disclosure of noncash investing activities:		(Unaudited)
Acquisition of real estate (note 3)
Land	$—	$3,838,000
Building	—	16,867,007
In-place lease value	—	784,000
Above market leases	—	16,000
Below market leases	—	(52,000)
Mortgage loan payable assumed	—	(13,889,195)
	$—	$7,563,812

See accompanying notes to financial statements.

KW MARINA VIEW, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2013 and 2012 (Unaudited)

NOTE 1—ORGANIZATION
KW Marina View, LLC (the Company), a Delaware limited liability company, is 50% owned by KW Fund IV -Marina View, LLC (wholly owned by Kennedy Wilson Real Estate Fund IV, LP) and 50% owned by K-W Properties (wholly owned by Kennedy-Wilson, Inc.). The Company was formed upon the filing of the Articles of Formation with the Delaware Secretary of State on October 17, 2012. The term of the Company extends until the date that the Company is terminated pursuant to the terms defined in the Company's operating agreement.
The Company was organized to invest in and fully own the property known as Marina View (the Property). The Property was acquired on December 26, 2012. The Property consists of an office building totaling approximately 61,000 rentable square feet, and a retail building totaling approximately 15,000 rentable square feet, both located in Marina Del Ray, California. At the time of acquisition, the retail building was fully occupied and the office building was vacant. The office building is under renovation and leasing will commence upon the completion of the renovation in 2014. As of December 31, 2013, the retail building was fully occupied.
Initial capital contributions to acquire the Property were $5,250,000 from KW Fund IV -Marina View, LLC and $5,250,000 from K-W Properties, for a total initial investment of $10,500,000. Subsequent to the initial capital contributions, KW Fund IV- Marina View, LLC and K-W Properties have made additional capital contributions totaling $1,168,251 from inception through December 31, 2013. These contributions were done in 2013. Subsequent to December 31, 2013, KW Fund IV- Marina View, LLC and K-W Properties have made additional capital contributions totaling $763,000.
Available cash may be distributed to the Members in proportion to their percentage interests at the time of distribution. Profit and loss for each fiscal period shall be allocated among the members in proportion to their percentage interests.
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
REAL ESTATE ASSETS—Real estate assets are carried at depreciated cost. Depreciation on buildings and improvements has been provided for in the accompanying financial statements using the straight-line method based on estimated useful lives of 40 years for buildings and the lease life for tenant improvements. Amortization of intangible assets associated with in-place leases has been provided for in the accompanying financial statements using the straight-line method based on the remaining lease lives. Maintenance and repairs are charged to expense as incurred, and costs of renewals or betterments are capitalized and depreciated at the appropriate rates.

KW MARINA VIEW, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2013 and 2012 (Unaudited)

IMPAIRMENT OF LONG-LIVED ASSETS—In accordance with accounting guidance for long-lived assets, the Property is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, the Company will evaluate the Property by comparing the carrying amount of the Property to the estimated future undiscounted cash flows of the Property. If impairment exists, an impairment loss will be recognized based on the amount by which the carrying amount exceeds the fair value of the asset or asset group. For the year ended December 31, 2013 and the period ended December 31, 2012 (unaudited), there were no impairments recorded.
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
FAIR VALUE MEASUREMENTS—The Company follows the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring or nonrecurring basis. ASC Topic 820 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability (the exit price) in an orderly transaction between market participants at the measurement date.
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
Other than the accounting treatment for the assets and liabilities acquired upon acquisition of the Property, as described in notes 3 and 4, the Company has no assets or liabilities measured at fair value on a recurring or nonrecurring basis in the financial statements as of December 31, 2013 and 2012.

NOTE 3—REAL ESTATE ACQUISTION
The fair value of the Property upon the acquisition date was allocated to the acquired tangible assets, consisting primarily of land and buildings and improvements, and to the identified acquired intangible assets, which comprise in-place leases, above-market leases and below-market leases, in accordance with Business Combinations ASC Subtopic 805-10. Acquisition related costs are expensed as incurred.
The fair value of real estate was determined by valuing the Property as if it were vacant, which was then allocated to land and buildings and improvements, based on management's determination of the relative fair values of these assets. The value of the acquired in-place leases was determined by calculating the present value of the cash flows provided by the leases, net of related incremental expenses over the estimated lease-up period.  The allocation of the Property's value to the relevant financial statement captions is presented in the non-cash section of the statement of cash flows.

KW MARINA VIEW, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2013 and 2012 (Unaudited)

NOTE 4—MORTGAGES PAYABLE
Upon acquisition of the Property, the Company assumed a mortgage loan payable to a third-party financial institution, which is secured by the Property. The mortgage bears a fixed interest rate of 5.51%, matures on June 1, 2015 and requires monthly interest and principal payments through maturity.
The Company recorded the mortgage at $13,889,195 upon assumption, representing the fair value of the obligation at that time. The fair value was estimated based on the quoted market prices for the same or similar issues for debt of the same remaining maturities as well as the credit quality of the Company. Although the Company has determined that the majority of the inputs used to value the mortgage fall within Level 2 of the fair value hierarchy, the assessment of the Company's credit quality associated with the valuation utilized Level 3 inputs. However, the Company assessed the significance of the impact of the Level 3 inputs on the overall valuation of the liability and determined that it is not significant to the overall valuation of the mortgage. As a result, the Company has determined that its derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy, as defined in note. The fair value amount does not necessarily represent the amount that would be required to satisfy the debt obligation.
The difference between the carrying value of the mortgage and the fair value upon assumption is being amortized through maturity. The carrying value of the liability as of December 31, 2013 and 2012 was $13,795,009 and $14,040,141 (unaudited), respectively. The fair value of the debt as of December 31, 2013 was $13,705,405.
Aggregate principal payments due under the mortgage loan subsequent to December 31, 2013 is as follows:

2014	$238,244
2015	13,556,765
Aggregate principal payments	$13,795,009
Unamortized debt discount	(82,777)
Mortgage loan payable	$13,712,232
The Company is required to fund taxes, insurance and capital expenditures into a reserve account on a monthly basis. The amounts in reserve as of December 31, 2013 and 2012 for taxes and insurance were $48,609 and 46,820, respectively and are included on the balance sheet. The amounts in reserve as of December 31, 2013 and 2012 for capital expenditures were $518,752 and $504,988, respectively, and are included on the balance sheet as capital escrow deposits.

NOTE 5 - TENANT CONCENTRATIONS
The top four tenants accounted for approximately $204,184, $121,296, $101,629, and $89,260 or 33.51%, 19.91%, 16.68%, and 14.65% , respectively, of the Company's combined rental income for the year ended December 31, 2013. No other tenant comprised more than 10% of the Company's combined rental income for the year ended December 31, 2013.

NOTE 6—MINIMUM FUTURE LEASE RENTALS
There are five lease agreements in place with tenants to lease space at the Property. As of December 31, 2013, the minimum future cash rents receivable under non-cancellable operating leases in each of the next five years and thereafter are as follows:

2014	$565,481
2015	534,694
2016	315,658
2017	209,102
2018	52,879
Thereafter	—
$1,677,814
NOTE 7—INTANGIBLE ASSETS
The value of the acquired in-place leases, above-market lease asset, and below-market lease liability was $784,000, $16,000, and $52,000, respectively, at the date of acquisition.

KW MARINA VIEW, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2013 and 2012 (Unaudited)

The value of the net acquired in-place leases is amortized over 23 months, consistent with the remaining weighted-average terms of the in-place leases. For the year ended December 31, 2013, the amortization expense related to in-place leases was $409,036. Additionally, the net amortization revenue in the amount of $18,772 associated with the above-market lease asset and the below-market lease liability is recorded as a component of rental revenues in the statement of operations. For the period from inception through December 31, 2012, no amortization expense was recorded.
For 2014, the annual amortization expense of in place-leases scheduled is $374,964, and the net amortization revenue of above-market leases and below-market leases scheduled is $17,228.
NOTE 8—TRANSACTIONS WITH THE AFFILIATES
Affiliates receive leasing commissions, a management fee, a construction management fee, reimbursements for certain billed management and administrative related costs.
Fees earned and reimbursements received by Kennedy-Wilson Holdings, Inc. and its affiliates were as follows:

	Year Ended December 31,
	2013	2012
		(unaudited)
Management fees	$30,000	$187
Accounting fees	5,000	—
Construction management	54,552	—
	$89,552	$187
As of December 31, 2013 and 2012, there were no amounts due to affiliates.
NOTE 9—COMMITMENTS AND CONTINGENCIES
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Currently, the Company does not have any material commitments or contingencies.
NOTE 10—SUBSEQUENT EVENTS
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition and disclosure through March 31, 2014, the date at which the financial statements were available to be issued, and determined there are no other items to disclose.

Independent Auditors' Report

The Managing Members
KWI America Multifamily, LLC and KW SV Investment West Coast, LLC:
We have audited the accompanying combined statements of operations, members' equity, and cash flows of KWI America Multifamily, LLC (a Delaware limited liability company) and subsidiaries and KW SV Investment West Coast, LLC (a Delaware limited liability company) for the year ended December 31, 2011. These combined financial statements are the responsibility of management. Our responsibility is to express an opinion on these combined financial statements based on our audit.
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
In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of KWI America Multifamily, LLC (a Delaware limited liability company) and subsidiaries and KW SV Investment West Coast, LLC for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying combined balance sheet of KWI America Multifamily, LLC and subsidiaries and KW SV Investment West Coast, LLC as of December 31, 2013 and 2012 and the related combined statements of operations, members' equity, and cash flows for the years ended December 31, 2013 and 2012, were not audited by us, and accordingly, we do not express an opinion on them.

/s/ KPMG LLP

Los Angeles, California
March 13, 2012

KWI AMERICA MULTIFAMILY LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company) AND KW SV INVESTMENT WEST COAST, LLC
Combined Balance Sheets

	December 31,
	2013	2012
	(Unaudited)	(Unaudited)
Assets
Real estate
Land	$36,626,959	$36,626,959
Buildings	109,880,877	109,880,877
Building improvements	3,538,199	1,624,142
Furniture and equipment	184,976	7,090
Total	150,231,011	148,139,068
Accumulated depreciation	(10,746,400)	(7,438,020)
Real estate, net	139,484,611	140,701,048
Cash	766,079	663,994
Investment in unconsolidated real estate joint ventures	65,803	215,458
Repair and replacement deposits held in escrow	156,184	66,648
Real estate taxes and insurance deposits held in escrow	1,231,010	1,190,593
Accounts receivable	75,317	37,442
Prepaid expenses and other assets	152,523	145,995
Total assets	141,931,527	143,021,178
Liabilities and members' equity
Liabilities
Mortgage loans payable	135,750,000	135,750,000
Accounts payable and accrued expenses	830,382	639,665
Security deposits and other liabilities	783,127	741,060
Total liabilities	137,363,509	137,130,725
Equity
Members' equity	4,568,018	5,890,453
Total liabilities and members' equity	$141,931,527	$143,021,178
See accompanying notes to the combined financial statements.

KWI AMERICA MULTIFAMILY LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company) AND KW SV INVESTMENT WEST COAST, LLC
Combined Statements of Operations

	Year ended December 31,
	2013	2012	2011
	(Unaudited)	(Unaudited)

Revenue
Rent	$13,619,080	$13,044,091	$12,645,562
Other Income	1,250,860	1,196,413	1,121,312
Total revenue	14,869,940	14,240,504	13,766,874
Operating expenses
Property taxes	2,004,913	1,815,241	1,801,700
Utilities	896,645	843,518	795,273
Repairs & maintenance	1,034,847	986,800	956,658
Management fees	492,782	473,206	459,237
General & administrative	1,065,935	1,016,769	1,058,481
Insurance	359,376	316,881	243,669
Depreciation and amortization	3,308,380	3,054,390	2,948,110
Interest	7,689,518	7,710,586	7,689,518
Marketing and promotion	131,915	124,630	113,483
Bad debt expense	8,094	(13,169)	(10,578)
Other property operating expenses	166,315	81,338	315,962
Total operating expenses	17,158,720	16,410,190	16,371,513
Equity in income from investments in unconsolidated real estate joint ventures, net	22,845	227,882	977,198
Net loss	$(2,265,935)	$(1,941,804)	$(1,627,441)
See accompanying notes to the combined financial statements.

KWI AMERICA MULTIFAMILY LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company) AND KW SV INVESTMENT WEST COAST, LLC
Combined Statements of Members' Equity

	KWI America Multifamily LLC and Subsidiaries	KW SV Investment West Coast, LLC	Total
Balance, December 31, 2010 (unaudited)	$10,543,422	$2,305,749	$12,849,171
Distributions	(274,102)	(1,826,999)	(2,101,101)
Net income (loss)	(2,604,639)	977,198	(1,627,441)
Balance, December 31, 2011	7,664,681	1,455,948	9,120,629
Contributions (unaudited)	250,000	—	250,000
Distributions (unaudited)	(70,000)	(1,468,372)	(1,538,372)
Net income (loss) (unaudited)	(2,169,686)	227,882	(1,941,804)
Balance, December 31, 2012 (unaudited)	5,674,995	215,458	5,890,453
Contributions (unaudited)	1,506,000	—	1,506,000
Distributions (unaudited)	(390,000)	(172,500)	(562,500)
Net income (loss) (unaudited)	(2,288,780)	22,845	(2,265,935)
Balance, December 31, 2013 (unaudited)	$4,502,215	$65,803	$4,568,018
See accompanying notes to the combined financial statements.

KWI AMERICA MULTIFAMILY LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company) AND KW SV INVESTMENT WEST COAST, LLC
Combined Statements of Cash Flows

	Combined	Combined	Combined
	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2013	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,265,935)	$(1,941,804)	$(1,627,441)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,308,380	3,054,390	2,948,111
Equity in income from investments in unconsolidated real estate joint ventures	(22,845)	(227,882)	(977,198)
Change in assets and liabilities:
Real estate taxes and insurance reserves held in escrow	(40,417)	(37,207)	278,880
Accounts receivable	(37,875)	16,856	26,900
Prepaid expenses and other assets	(6,528)	(28,835)	118,544
Accounts payable and accrued expenses	190,717	(105,070)	30
Security deposits and other liabilities	42,067	28,159	127,981
Net cash provided by operating activities	1,167,564	758,607	895,807
Cash flows from investing activities:
Additions to real estate	(2,091,943)	(738,038)	(495,210)
Distributions from investments in unconsolidated real estate joint ventures	172,500	1,468,372	1,826,999
Capital expenditure deposits held in escrow	(89,536)	(60,772)	10,865
Net cash (used in) provided by investing activities	(2,008,979)	669,562	1,342,654
Cash flows from financing activities:
Contributions from members	1,506,000	250,000	—
Distributions to members	(562,500)	(1,538,372)	(2,101,101)
Net cash provided by (used in) financing activities	943,500	(1,288,372)	(2,101,101)
Net increase in cash	102,085	139,797	137,360
Cash at beginning of period	663,994	524,197	386,837
Cash at end of period	$766,079	$663,994	$524,197

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,689,518	$7,710,586	$7,689,518
Supplemental disclosure of noncash investing and financing activities:
Accrued additions to real estate included in accounts payable and accrued expenses	$—	$—	$19,561
See accompanying notes to the combined financial statements.

KWI AMERICA MULTIFAMILY LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company) AND KW SV INVESTMENT WEST COAST, LLC
Notes to the Combined Financial Statements
December 31, 2013 (Unaudited), 2012 (Unaudited) and 2011

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
The limited liability companies (LLCs) within the accompanying combined balance sheets will continue to operate until dissolved in accordance with the provisions of their operating agreements and are funded through the equity contributions of their members. As LLCs, except as may otherwise be provided under applicable law, no member shall be bound by, or personally liable for, the expenses, liabilities, or obligations of the individual companies. The members are not obligated to resolve capital deficits.
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
The limited liability companies (LLCs) within the accompanying combined financial statements will continue to operate until dissolved in accordance with the provisions of their operating agreements and are funded through the equity contributions

KWI AMERICA MULTIFAMILY LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company) AND KW SV INVESTMENT WEST COAST, LLC
Notes to the Combined Financial Statements
December 31, 2013 (Unaudited), 2012 (Unaudited) and 2011

of their members. As LLCs, except as may otherwise be provided under applicable law, no member shall be bound by, or personally liable for, the expenses, liabilities, or obligations of the individual companies. The members are not obligated to resolve capital deficits.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The financial statements of KWI America Multifamily, LLC and KW SV Investment West Coast, LLC have been presented on a combined basis because the entities are under common management. All intercompany transactions have been eliminated in combination.
PRINCIPLES OF COMBINATION —The combined financial statements include the consolidated accounts of the Company with its wholly owned subsidiaries and KW SV Investment West Coast, LLC. All significant intercompany items have been eliminated in the accompanying combined financial statements.
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
On a periodic basis, KWSV shall assess whether there are any indicators that the value of its investment in unconsolidated joint venture may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed other than temporary. As of December 31, 2013, no adjustments for impairment were made to the KWSV's investment in unconsolidated real estate joint venture.
IMPAIRMENT OF LONG LIVED ASSETS—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Impairment of Long-

KWI AMERICA MULTIFAMILY LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company) AND KW SV INVESTMENT WEST COAST, LLC
Notes to the Combined Financial Statements
December 31, 2013 (Unaudited), 2012 (Unaudited) and 2011

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
INCOME TAXES—No provision has been made in the accompanying combined financial statements for federal or state income taxes, as any such taxes related to the revenues and expenses of the Entities are the responsibility of the members.
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
NOTE 3—INVESTMENTS IN UNCONSOLIDATED REAL ESTATE JOINT VENTURES
During October 2010, KWSV, through its wholly owned subsidiary, SV West, acquired a 30% interest in SV Investment Group Partners Manager, LLC, which in turn owns 100% of SV Investment Group Partners, LLC, a single-purpose entity that invested in the condominium project located in Los Angeles, California, known as Santee Village. This real estate investment consisted of 167 condominium units and 18,694 square feet of retail space. The investment was financed by a loan payable to German American Capital Corporation in the principal amount of $26,500,000 (unaudited). The loan accrued interest at the greater of 7.0% or 6.0% above the one-month LIBOR and required monthly interest-only payments and principal payments made upon the closing of condominium units. In September 2011, the loan was fully paid from the net sales proceeds of condominium units sales. As of December 31, 2013, there were no unsold retail spaces.
The net carrying value of the KWSV's investment in this joint venture was $65,803 (unaudited) and $215,458 (unaudited)as of December 31, 2013 and 2012, respectively.
The following presents summarized financial information of this unconsolidated real estate joint venture, SV Investment Group Partners, LLC, as of December 31, 2013, 2012, and 2011.

KWI AMERICA MULTIFAMILY LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company) AND KW SV INVESTMENT WEST COAST, LLC
Notes to the Combined Financial Statements
December 31, 2013 (Unaudited), 2012 (Unaudited) and 2011

	December 31,
	2013	2012
	(Unaudited)	(Unaudited)
Assets
Real estate held for sale	$—	$614,526
Cash	218,043	109,240
Accounts receivable	1,300	600
Other assets	—	286
Total assets	$219,343	$724,652

Liabilities
Accounts payable and accrued expenses	$—	$6,458
Total liabilities	—	6,458
Members equity	219,343	718,194
Total liabilities and members equity	$219,343	$724,652

	Year Ended December 31,
	2013	2012	2011
	(Unaudited)	(Unaudited)
Income	$846,800	$1,118,395	$6,684,479
Expenses	751,019	376,450	1,750,568
Amortization	—	—	803,464
Interest and non operating items	19,632	(17,664)	873,119
Net income	76,149	759,609	3,257,328
KWSV's equity in income from investment in unconsolidated real estate joint venture	$22,845	$227,882	$977,198
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

KWI AMERICA MULTIFAMILY LLC AND SUBSIDIARIES
(A Delaware Limited Liability Company) AND KW SV INVESTMENT WEST COAST, LLC
Notes to the Combined Financial Statements
December 31, 2013 (Unaudited), 2012 (Unaudited) and 2011

The loan is secured by mortgage and loan documents for the benefit of lender, covering the property.
NOTE 5—RELATED PARTY TRANSACTIONS
Each property entered into a management agreement with a third party, FPI Management, Inc. (FPI). In accordance with the management agreement, each Property pays a monthly fee of 4.00% (West Campus) and 3.00% (City Heights) of gross rental revenues as compensation for management services. Per the agreement, 2.45% (increased from 2.25% in December 2012) and 2.45% (increased from 2.25% in December 2012), respectively, is paid to FPI and 1.55% (decreased from 1.75% in December 2012) and 0.55% (decreased from 0.75% in December 2012), respectively, is paid to KW Multi-Family Management Group, Ltd. (KWMF), which is an affiliate of KWAMM.
For the years ended December 31, 2013, 2012 and 2011 the Company incurred $129,293 (unaudited), $152,470 (unaudited) and $146,103 in property management fees, respectively, that were paid to KWMF.
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
The City Heights property contains asbestos that was installed when the property was built in the 1960s. If removed, the asbestos will require special treatment due to its hazardous nature. This establishes an obligation as the property owner will be required to remediate this at some point in the future. Remediation by management will only be required if they demolish the building or do substantial renovations that will involve removal of the asbestos.
NOTE 7—SUBSEQUENT EVENTS
Management has evaluated all subsequent events through March 31, 2014 the date that the financial statements are available for issuance.

Independent Auditors' Report
The Partners
KWF Real Estate Venture VI, L.P.:

We have audited the accompanying consolidated financial statements of KWF Real Estate Venture VI, L.P. and subsidiary, which comprise the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), partners' capital, and cash flows for the years ended December 31, 2013 and 2012 and for the period from October 5, 2011 (inception) through December 31, 2011, and the related notes to the consolidated financial statements.

Management’s Responsibility for the Consolidated Financial Statements
Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.
Auditors’ Responsibility
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
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditors’ judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KWF Real Estate Venture VI, L.P. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended and for the period from October 5, 2011 (inception) through December 31, 2011, in accordance with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California
March 31, 2014

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,
	2013	2012
Assets:
Investment in loan pool participation (Note 3)	$—	$137,119,342
Cash	279,313	83,442
Escrow deposits	74	391,032
Accounts receivable	11,890	—
Total assets	$291,277	$137,593,816
Liabilities and Partners' Capital
Liabilities:
Accounts payable	$—	$7,920
Accrued interest payable	—	34,377
Note payable (Note 4)	—	25,782,348
Total liabilities	—	25,824,645
Commitments and contingencies (Note 5)
Partners' capital:
General partner's capital	(15,228,325)	50,999,674
Limited partners' capital	(15,228,325)	50,999,674
Accumulated surplus	30,747,927	8,621,978
Accumulated other comprehensive income	—	1,147,845
Total partners' capital	291,277	111,769,171
Total liabilities and partners' capital	$291,277	$137,593,816
See accompanying notes to consolidated financial statements

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year ended December 31,		Period from October 5 (inception) through December 31,
	2013	2012	2011
Revenues:
Participation interest income	$26,044,138	$19,782,000	$3,660,000
Expenses:
Interest expense	319,301	11,444,083	3,147,666
Administrative costs	414,308	227,037	1,236
Foreign currency translation loss	3,184,578	—	—
Total expenses	3,918,187	11,671,120	3,148,902
Net income	22,125,951	8,110,880	511,098
Other comprehensive income - foreign currency translation (loss) gain	(1,147,845)	4,818,860	(3,671,015)
Total comprehensive income (loss)	$20,978,106	$12,929,740	$(3,159,917)
See accompanying notes to consolidated financial statements

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Consolidated Statement of Partners' Capital

	General Partner	Limited Partners	Total
Balance at October 5, 2011 (inception)	$—	$—	$—
Contributions	82,851,073	84,975,731	167,826,804
Distributions	(21,651,363)	(23,776,021)	(45,427,384)
Net income	255,549	255,549	511,098
Foreign currency translation loss	(1,835,507)	(1,835,508)	(3,671,015)
Balance at December 31, 2011	59,619,752	59,619,751	119,239,503
Distributions	(10,200,036)	(10,200,036)	(20,400,072)
Net income	4,055,440	4,055,440	8,110,880
Foreign currency translation gain	2,409,430	2,409,430	4,818,860
Balance at December 31, 2012	55,884,586	55,884,585	111,769,171
Distributions	(66,228,000)	(66,228,000)	(132,456,000)
Net income	11,062,975	11,062,976	22,125,951
Foreign currency translation loss	(573,923)	(573,922)	(1,147,845)
Balance at December 31, 2013	$145,638	$145,639	$291,277

See accompanying notes to consolidated financial statements

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Year ended December 31,		Period from October 5 (inception) through December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$22,125,951	$8,110,880	$511,098
Adjustments to reconcile net income to net cash used in operating activities:
Change in accretion on participation interest	(26,019,624)	(19,782,000)	(3,660,000)
Realized foreign currency translation loss	3,184,578	—	—
Changes in operating assets and liabilities:
Escrow deposits	372,810	(289,040)	(99,780)
Accounts receivable	(11,890)	—	—
Accrued interest payable	(34,377)	(341,716)	376,093
Accounts payable	(7,920)	6,834	1,086
Net cash used in operating activities	(390,472)	(12,295,042)	(2,871,503)
Cash flows from investing activities:
Investment in participation interest	—	—	(445,692,311)
Distributions from investment in participation interest	157,941,147	241,300,680	93,370,531
Net cash provided by (used in) investing activities	157,941,147	241,300,680	(352,321,780)
Cash flows from financing activities:
Proceeds from note payable	—	—	323,713,708
Repayment of note payable	(24,114,388)	(209,241,405)	(90,558,536)
Contributions	—	—	167,826,804
Distributions	(132,456,000)	(20,400,072)	(45,427,384)
Net cash (used in) provided by financing activities	(156,570,388)	(229,641,477)	355,554,592
Effect of currency exchange rates on cash	(784,416)	375,743	(17,771)
Net increase (decrease) in cash	195,871	(260,096)	343,538
Cash, beginning of period	83,442	343,538	—
Cash, end of period	$279,313	$83,442	$343,538
Supplemental disclosure of noncash financing activity:
Cash paid for interest	$353,678	$11,841,850	$2,771,835

See accompanying notes to consolidated financial statements

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2013, 2012, and 2011

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
December 31, 2013, 2012, and 2011

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
Management has evaluated the Partnership's tax positions and concluded that the Partnership has taken no uncertain tax positions that require adjustment to the consolidated financial statements in order to comply with the provisions of ASC 740-10 Income Taxes-Overall.
CASH—Periodically throughout the period from October 5, 2011 (inception) through December 31, 2013, balances in various bank accounts exceeded federally insured limits. To date, no losses have been experienced related to such amounts. The Partnership places cash with quality financial institutions and does not believe there is a significant concentration of credit risk.
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
NOTE 3—INVESTMENT IN LOAN POOL PARTICIPATION
During October 2011 (Tranche #1) and December 2011 (Tranche #2), the Partnership acquired a 25% participation interest in a pool of 24 loans from a European bank (the Pool). The loans were acquired for approximately £1.11 billion or $1.75 billion and had an unpaid principal balance of approximately £1.31 billion or $2.07 billion. The collateral upon inception was geographically located as follows: London, England (62%), the Midlands region of England (9%), Manchester, England (6%), the South East region of England (5%), and the North region (4%). The remaining 14% of the loans were located in other areas of England, Scotland, Wales, and Northern Ireland. The collateral was comprised of 39% office buildings, 26% retail properties, 25% multifamily properties, 9% industrial properties, and 1% land. On December 22, 2011, six of the loans were sold for £236,870,666 or $371,515,059 and the proceeds distributed to the participants. The Partnership's share of the proceeds from the sale was £59,217,667 or $92,878,765. During the year ended December 31, 2012, nine loans were fully resolved, resulting in total cash collections of £379,588,346 or $601,533,652. During the year ended December 31, 2013, eight loans were fully resolved, resulting in total cash collections of £422,476,026 or $661,103,160. As of December 31, 2013, the Pool, which has a projected final resolution date of April 2014, has one loan remaining with total projected recoveries of £13,909,459 or $22,938,089 (based on the currency exchange rate as of December 31, 2013).
In accordance with the Participation Agreement, on each quarterly distribution date, available remittances from the loans in the loan pool are distributed as follows:

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2013, 2012, and 2011

(a)Pro rata to the participants, an amount equal to the Loan Cash Flow Allocation described below until the Partnership Subsidiary has been distributed sufficient funds to meet its current obligations with respect to the interest, principal, and reserve requirements pursuant to the Loan Agreement described below;
(b)To pay base management fees and acquisition fees pursuant to the Asset Management Agreement described below;
(c)To the reserve account to bring it to a targeted quarterly balance;
(d)Pro rata to the participants until each participant has received aggregate payments to achieve the greater of a ten percent (10%) internal rate of return or one hundred fifteen percent (115%) of its Imputed Participation Amount, as defined in the participation agreement and was 26.6538% of its initial participation principal balance;
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
Pursuant to the Amended and Restated Asset Management Agreement dated December 5, 2011 by and among the 110 Company, the loan participants and Kennedy Wilson Ireland Limited (Asset Manager), an affiliate of the General Partner, the loan pool shall pay the Asset Manager a base management fee in an amount equal to 0.614% per annum of the Imputed Participation Amount, as defined in the participation agreement. This base management fee is paid quarterly from remittances from the loan portfolio to the extent that such remittances are sufficient, with any unpaid fees deferred until the next remittance date.
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
NOTE 4—NOTE PAYABLE
In order to finance the loan pool participation investment, the Partnership Subsidiary entered into the Loan Agreement, which replaced an initial agreement dated October 21, 2011 with Deutsche Bank AG London Branch and a first amendment dated December 5, 2011 also with Deutsche Bank AG London Branch. The Partnership Subsidiary borrowed £159,993,968 or $255,078,384 to acquire Tranche #1 and £43,725,122 or $68,635,324 to acquire Tranche #2. On December 22, 2011, upon sale of the six loans in the portfolio, £57,691,620 or $90,483,538 was paid down on the loan, leaving a balance of £146,027,470 or $225,656,250 at December 31, 2011. During 2012, the loan was paid down by £130,066,133 or $199,873,902, leaving a balance of £15,961,337 or $25,782,348 at December 31, 2012. On March 21, 2013, the Partnership Subsidiary paid £15,961,337 or $24,114,388 ($1,667,960 less than the loan balance presented on the accompanying consolidated balance sheet at December 31, 2012 as a result of currency exchange rates) to pay off the loan in its entirety.
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
NOTE 6—ACCUMULATED OTHER COMPREHENSIVE INCOME
The Partnership recorded unrealized losses related to foreign currency translation in the amount of $4,332,423 during the year ended December 31, 2013. As a result of the substantial liquidation of the Pool, the Partnership has reclassified $3,184,578 out of accumulated other comprehensive income and recognized a loss in foreign currency translations in the accompanying consolidated statements of operations for the year ended December 31, 2013. The net effect of this activity represents a $1,147,845 loss in accumulated comprehensive income for the year ended December 31, 2013. The balance of accumulated other comprehensive income has been reduced to $0 as of December 31, 2013.
The Partnership recorded unrealized gains related to foreign currency translation in the amount of $4,818,860 during the year ended December 31, 2012. Unrealized losses related to foreign currency translation in the amount of $3,671,015 were

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2013, 2012, and 2011

recorded during the period from inception through December 31, 2011. No amounts were reclassified out of accumulated other comprehensive income for the year ended December 31, 2012 or the period from inception through December 31, 2011.
NOTE 7—SUBSEQUENT EVENTS
In preparing these consolidated financial statements, the Partnership has evaluated events and transactions for potential recognition or disclosure through March 31, 2014, the date that the consolidated financial statements are available for issuance.