Form 10-Q
period 2014-03-31
Kennedy-Wilson Holdings, Inc.
filed 2014-05-12
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
(See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of common stock outstanding as of May 8, 2014 was 91,683,127.

FORWARD-LOOKING STATEMENTS
Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are necessarily estimates reflecting the judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results. Disclosures that use words such as “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. These risks and uncertainties may include the risks and uncertainties described elsewhere in this report and other filings with the Securities and Exchange Commission (the “SEC”), including the Item 1A. “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2013. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed in our filings with the SEC. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.
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

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2014	December 31, 2013
(Dollars in millions, except share and per share amounts)
Assets
Cash held by consolidated investments	$1,298.7	$8.0
Cash and cash equivalents	274.4	170.2
Accounts receivable (including $11.3 and $11.4 of related party)	28.2	16.6
Loans (including $4.1 and $4.1 of related party)	202.2	56.8
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	1,878.9	688.1
Unconsolidated investments	619.7	786.1
Other assets	105.1	73.0
Total assets	$4,407.2	$1,798.8

Liabilities and equity
Liabilities
Accounts payable, accrued expenses and other liabilities	154.7	129.1
Senior notes payable	706.1	409.0
Investment debt	882.2	401.8
Junior subordinated debentures	40.0	40.0
Total liabilities	1,783.0	979.9

Equity
Cumulative preferred stock, $0.0001 par value: 1,000,000 shares authorized $1,000 per share liquidation preference	—	—
Common stock, 91,683,127 and 82,592,607 shares issued outstanding as of March 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	984.8	801.3
Accumulated deficit	(39.9)	(42.2)
Accumulated other comprehensive income	7.7	9.2
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	952.6	768.3
Noncontrolling interests	1,671.6	50.6
Total equity	2,624.2	818.9
Total liabilities and equity	$4,407.2	$1,798.8
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except share and per share amounts)	2014	2013
Revenue
Investment management, property services and research fees (includes $7.3 and $8.3 of related party fees)	$13.2	$13.6
Rental and hotel	25.3	6.4
Sale of real estate	11.3	2.4
Loans and other	1.7	0.4
Total revenue	51.5	22.8
Operating expenses
Commission and marketing	1.0	0.5
Rental and hotel operating	14.1	3.1
Cost of real estate sold	9.7	1.9
Compensation and related	20.5	13.6
General and administrative	8.2	5.4
Depreciation and amortization	7.3	3.1
Total operating expenses	60.8	27.6
Income from unconsolidated investments	2.8	2.2
Operating loss	(6.5)	(2.6)
Non-operating income (expense)
Acquisition-related gains	84.2	9.5
Acquisition-related expenses	(4.0)	—
Interest expense-investment	(5.3)	(1.7)
Interest expense-corporate	(10.5)	(9.7)
Other income	0.8	0.2
Income (loss) before (provision for) benefit from income taxes	58.7	(4.3)
(Provision for) benefit from income taxes	(8.8)	1.7
Net income (loss)	49.9	(2.6)
Net (income) loss attributable to the noncontrolling interests	(37.4)	1.0
Preferred dividends and accretion of preferred stock issuance costs	(2.0)	(2.0)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$10.5	$(3.6)
Basic earnings per share
Income (loss) per basic	$0.12	$(0.06)
Weighted average shares outstanding for basic	88,142,576	61,853,258
Diluted earnings per share
Income (loss) per diluted	$0.12	$(0.06)
Weighted average shares outstanding for diluted	89,422,885	61,853,258
Dividends declared per common share	$0.09	$0.07
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2014	2013

Net income (loss)	$49.9	$(2.6)
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation loss	(1.2)	(14.4)
Amounts reclassified out of AOCI during the period	1.2	—
Unrealized forward contract, foreign currency (loss) gain	(1.5)	3.6
Total other comprehensive loss for the period	(1.5)	(10.8)

Comprehensive income (loss)	48.4	(13.4)
Comprehensive (income) loss attributable to noncontrolling interests	(37.4)	1.0
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$11.0	$(12.4)
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statement of Equity
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests
(Dollars in millions, except share amounts)	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2013	132,550	$—	82,592,607	$—	$801.3	$(42.2)	$9.2	$50.6	$818.9
Issuance of shares, net	—	—	9,200,000	—	190.8	—	—	—	190.8
Shares forfeited	—	—	(2,475)	—	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(107,005)	—	(2.5)	—	—	—	(2.5)
Stock compensation expense	—	—	—	—	1.7	—	—	—	1.7
Other comprehensive income:
Unrealized foreign currency translation, net of tax	—	—	—	—	—	—	—	—	—
Unrealized forward contract foreign currency loss, net of tax	—	—	—	—	—	—	(1.5)	—	(1.5)
Preferred stock dividends	—	—	—	—	—	(2.0)	—	—	(2.0)
Common stock dividends	—	—	—	—	—	(8.2)	—	—	(8.2)
Net income	—	—	—	—	—	12.5	—	37.4	49.9
Consolidation of noncontrolling interests (Note 4)	—	—	—	—	—	—	—	167.9	167.9
Issuance of Kennedy Wilson Europe (KWE) shares, net (Note 12)	—	—	—	—	(6.5)	—	—	1,415.6	1,409.1
Contributions from noncontrolling interests, excluding KWE	—	—	—	—	—	—	—	2.9	2.9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2.8)	(2.8)
Balance at March 31, 2014	132,550	$—	91,683,127	$—	$984.8	$(39.9)	$7.7	$1,671.6	$2,624.2
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Cash flows from operating activities:
Net income (loss)	$49.9	$(2.6)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net (gain) loss from sale of real estate	(1.6)	(0.8)
Acquisition-related gain	(84.2)	(9.5)
Depreciation and amortization	7.3	3.1
Provision for (benefit from) deferred income taxes	8.8	(1.7)
Amortization of deferred loan costs	0.6	0.5
Amortization of discount and accretion of premium on issuance of the senior notes and mortgage loan payable	(0.3)	(0.2)
Income from unconsolidated investments	(2.8)	(2.2)
Operating distributions from unconsolidated investments	10.4	8.4
Stock-based compensation	1.7	1.8
Change in assets and liabilities:
Accounts receivable	(7.5)	0.4
Other assets	(0.6)	(2.1)
Accrued expenses and other liabilities	(18.6)	(22.7)
Net cash used in operating activities	(36.9)	(27.6)
Cash flows from investing activities:
Additions to loans	(158.6)	(8.2)
Collections of loans	0.2	—
Net proceeds from sale of real estate	10.0	3.4
Purchases of and additions to real estate	(367.7)	(15.6)
Proceeds from sale of interest in an entity	—	26.7
Investment in marketable securities	(4.5)	—
Distributions from unconsolidated investments	11.0	28.8
Contributions to unconsolidated investments	(67.1)	(52.1)
Net cash used in investing activities	(576.7)	(17.0)
Cash flows from financing activities:
Borrowings under senior notes payable	297.2	—
Borrowings under line of credit	90.0	35.0
Repayment of line of credit	(90.0)	(35.0)
Borrowings under investment debt	195.8	—
Repayment of investment debt	(5.5)	(0.1)
Debt issue costs	(9.6)	(0.4)
Issuance of common stock	190.8	133.8
Repurchase and retirement of common stock	(2.5)	—
Proceeds from the issuance of KWE shares, net	1,350.7	—
Dividends paid	(7.8)	(7.1)
Contributions from noncontrolling interests, excluding KWE	2.9	—
Distributions to noncontrolling interests	(2.8)	—
Net cash provided by financing activities	2,009.2	126.2
Effect of currency exchange rate changes on cash and cash equivalents	(0.7)	(4.1)
Net change in cash and cash equivalents	1,394.9	77.5
Cash and cash equivalents, beginning of period	178.2	120.9
Cash and cash equivalents, end of period	$1,573.1	$198.4
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental cash flow information:

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Cash paid for:
Interest	$23.5	$18.7
Income taxes	—	—

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
(Dollars in millions)	2014	2013

Dividends declared on common stock	$8.2	$—

On February 28, 2014, the Company contributed its 50% interest in an unconsolidated investment which held 14 commercial, retail, and industrial properties portfolio to KWE as part of the Company's subscription in KWE's initial public offering as described in note 1.
On March 31, 2014, the Company amended the existing operating agreements governing certain of its investments with its equity partners thereby allowing the Company to gain control of these operating properties. As a result of obtaining control, the Company was required to consolidate the assets and liabilities of these properties at fair value in accordance with FASB ASC 805 Business Combinations as described in note 4.
During the three months ended March 31, 2014, the Company foreclosed on a 133,000 square foot retail center and an adjacent 2.4 acre vacant lot in Van Nuys, CA. As a result of the foreclosure, the Company was required to consolidate the assets and liabilities of the retail center at fair value under ASC 805 - Business Combinations and recorded the vacant lot at fair market value as described in note 4.
On March 28, 2013, the Company acquired the interest of some of its existing partners in a 615-unit apartment building in Northern California, increasing its ownership from 15% to 94%. As a result of obtaining control, the Company was required to consolidate the assets and liabilities of these properties at fair value in accordance with FASB ASC 805 Business Combinations as described in note 4.
During the three months ended March 31, 2013, Kennedy Wilson sold a 50% interest in an entity that held a loan secured by the shopping center and 107 residential units in the United Kingdom to an institutional investor. As a result of the sale and loss of control, $96.0 million in loans and $78.7 million in investment debt were deconsolidated.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1—BASIS OF PRESENTATION
Kennedy-Wilson Holdings, Inc.’s (together with its wholly owned and controlled subsidiaries, "we," "us," "our," "the Company" or “Kennedy Wilson”) unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. In the opinion of Kennedy Wilson, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three months ended March 31, 2014 and 2013 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2014. For further information, your attention is directed to the footnote disclosures found in Kennedy Wilson’s Annual Report on Form 10-K for the year ended December 31, 2013.
The consolidated financial statements include the accounts of Kennedy Wilson and its wholly owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Kennedy Wilson Europe Real Estate Plc (“KWE,” LSE: KWE), a Jersey investment company formed to invest in real estate and real estate-related assets in Europe, closed its initial public offering on the London Stock Exchange during the quarter ended March 31, 2014, raising approximately $1.7 billion in gross proceeds. KWE is externally managed by a wholly-owned subsidiary of the Company incorporated in Jersey pursuant to an investment management agreement.  Due to the terms provided in the investment management agreement, pursuant to the guidance set forth in FASB Accounting Standards Codification Subtopic 810 - Consolidation (“Subtopic 810”), the Company is required to consolidate KWE’s results in its consolidated financial statements.  Additionally, the Company invested $145.2 million of cash and contributed $58.3 million of assets acquired by the Company and owns approximately 12.2% of KWE’s total issued share capital as of March 31, 2014. The Company also consolidates the results of certain joint ventures in its consolidated financial statements that it controls as defined by Subtopic 810.
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
REVENUE RECOGNITION—Performance fees or carried interests are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds and loan pool participations based on the cumulative performance of the funds and loan pools and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, Kennedy Wilson calculates the performance fee that would be due to the general partner, special limited partner or asset manager's interests for a fund or loan pool, pursuant to the fund agreement or participation agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. A majority of the performance fees are recognized in investment management revenue, and substantially all of the carried interest is recognized in income from unconsolidated investments in our consolidated statements of operations. Total performance fees recognized from inception through March 31, 2014 that may be reversed in future periods if there is negative fund or loan pool performance totaled $9.8 million. Performance fees accrued as of March 31, 2014 and December 31, 2013 were $9.8 million and $6.1 million, respectively, and are included in accounts receivable in the accompanying consolidated balance sheet.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
RECENT ACCOUNTING PRONOUNCEMENTS—On April 10, 2014, the Financial Accounting Standards Board issued ASU 2014-08, which amends the definition of discontinued operations and requires additional disclosures for disposal transactions that do not meet the revised discontinued operations criteria. ASU 2014-08 is required to be adopted for fiscal years beginning after December 15, 2014, with early adoption permitted. The Company's early adoption of this pronouncement on January 1, 2014 did not have a material impact on the Company's consolidated financial statements.
The FASB did not issue any other ASCs during the first three months of 2014 that we expect to be applicable and have a material impact on our financial position or results of operations.
RECLASSIFICATIONS—Certain balances included in prior year's financial statements have been reclassified to conform with the current year's presentation.
NOTE 3—LOANS

The following table summarizes Kennedy Wilson's investment in loans at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
(Dollars in millions)	2014	2013
Loans	$198.1	$52.7
Loans — related parties	4.1	4.1
Total loans(1)	$202.2	$56.8

(1) Loans have a weighted average stated interest rate of 3.31% and 6.18% at March 31, 2014 and December 31, 2013, respectively, and maturity dates ranging from May 2014 to February 2017. Effective interest rates are higher as certain note receivables were acquired at a discount.
During the quarter ended March 31, 2014, Kennedy Wilson acquired for $152.4 million the loans secured by a five-star hotel located in Dublin, Ireland. As of March 31, 2014, due to foreign currency fluctuations, the loans had a balance of $153.6 million and the investment debt balance was $82.5 million, and are consolidated on Kennedy Wilson's consolidated balance sheet.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Loan income
Kennedy Wilson recognized interest income on loans of $1.7 million and $0.4 million during the three months ended March 31, 2014 and 2013.
NOTE 4—REAL ESTATE AND IN-PLACE LEASE VALUE
The following table summarizes the Company's investment in consolidated real estate properties at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
(Dollars in millions)	2014	2013
Land	$424.5	$187.8
Buildings	1,264.5	484.1
Building improvements	18.6	12.7
In-place lease value	204.1	29.8
	1,911.7	714.4

Less accumulated depreciation and amortization	(32.8)	(26.3)
Real estate, net	$1,878.9	$688.1

Real property, including land, buildings, and building improvement, are included in real estate and are generally stated at cost. Buildings and building improvements are depreciated on a straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value and depreciated over their respective weighted-average lease term.
Consolidated Acquisitions
The purchase of property is recorded to land, buildings, building improvements, and intangible lease value (including the value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values. The purchase price approximates the fair value of the properties as these acquisitions were transacted with third-party willing sellers. Acquisition-related costs are expensed as incurred.
During the quarter ended March 31, 2014, the Company acquired the following properties:

(Dollars in millions)
Date acquired	Type	Description	Location	Land	Building	Intangible assets	Mortgage loans
1/20/2014	Commercial (1)	Portfolio of 14 commercial, retail, and industrial properties	United Kingdom	$29.7	$47.5	$40.2	$—
2/20/2014	Hotel	193 room hotel	Western U.S.	1.3	8.3	—	—
2/28/2014	Multifamily	24 apartment units, 2 penthouse units, and 1,000 square feet of retail	Ireland	0.6	15.1	0.4	9.6
3/28/2014	Commercial (2)	26 commercial properties throughout England and Scotland	United Kingdom	54.0	132.0	54.0	—
3/31/2014	Multifamily(3)	281 completed apartments and a partially completed residential block, 725k square feet of commercial space, and 7.4 acres of commercial development land	Ireland	32.7	80.9	1.2	78.9
				$118.3	$283.8	$95.8	$88.5
(1) On February 28, 2014, the Company contributed its 50% interest in this portfolio to KWE as part of the Company's investment in KWE's initial public offering.
(2) This portfolio of properties was acquired by KWE.
(3) Company entered into a purchase agreement with KWE subsequent to March 31, 2014. See Note 17.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Consolidation of previously unconsolidated investments
On March 31, 2014, the Company and one of its equity partners amended existing operating agreements governing six separate joint ventures that hold real estate-related investments located in the U.K. and Ireland.  The Company has an approximate 50% ownership interest in these investments.  These joint ventures were previously accounted for by the Company on an equity method basis.  The amendments to the operating agreements provided control to the Company of these investments. As a result of gaining control, the Company was required to consolidate the assets and liabilities of these properties at fair value in accordance with FASB Accounting Standards Codification 805 - Business Combinations.  As the fair value of our interests in these properties were in excess of their carrying value of their ownership interest, we recorded acquisition-related gains in the accompanying consolidated statement of operations for the quarter ended March 31, 2014 as further detailed below.  See Note 6 - Fair Value Measurements for further detail of the methodology used to determine the fair value of the assets and liabilities acquired in these transactions.
The following table summarizes the assets and liabilities assumed as a result of gaining control of these properties and the acquisition related gains recognized:

(Dollars in millions)
Property	Type	Location	Cash	Real estate and acquired in-place lease values, net	Accounts receivable and other assets	Accounts payable, accrued expenses, and other liabilities	Mortgage loans	Noncontrolling interests	Acquisition related gain
Three multifamily properties	Multifamily	Ireland	$3.6	$248.5	$0.9	$5.4	$114.3	$66.6	$37.8
Two office properties	Commercial	Ireland	4.3	223.9	7.6	4.9	75.2	77.9	32.2
Two commercial properties and loans secured by real estate	Commercial & Loans	U.K.	9.6	195.0	5.6	8.1	100.8	62.0	10.5
			$17.5	$667.4	$14.1	$18.4	$290.3	$206.5	$80.5
In addition, during the quarter ended March 31, 2014, the Company foreclosed on a 133,000 square foot retail center and an adjacent 2.4 acre vacant lot in Van Nuys, CA. As a result of the foreclosure, the Company was required to consolidate the assets and liabilities of the retail center at fair value under ASC 805 - Business Combinations and recorded the vacant lot at fair market value. As the fair value of the assets was in excess of the basis in the previously held mortgage notes, the Company recognized a $3.7 million acquisition related gain.
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
The unaudited pro forma data presented below assumes that the acquisitions during the quarter ended March 31, 2014 occurred as of January 1, 2013.

	Unaudited
	Three Months Ended March 31,
(Dollars in millions, except for per share data)	2014	2013
Pro forma revenues	$72.7	$34.9
Pro forma (loss) income from unconsolidated investments	(0.7)	0.7
Pro forma net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	8.6	(4.3)
Pro forma net income (loss) per share:
Basic	$0.10	$(0.07)
Diluted	$0.10	$(0.07)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 5—UNCONSOLIDATED INVESTMENTS

The Company has unconsolidated investments through real estate related joint ventures and loan pool participations. The following table details its investments in joint ventures and loan pool participations as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
(Dollars in millions)	2014	2013
Investments in joint ventures	$584.5	$751.4
Investments in loan pool participations	35.2	34.7
Total	$619.7	$786.1
Investments in Joint Ventures
Kennedy Wilson has a number of joint venture interests, generally ranging from 5% to 50%, that were formed to acquire, manage, develop, and/or sell real estate and invest in loan pools and discounted loan portfolios. Kennedy Wilson has significant influence over these entities, but not control, and accordingly, these investments are accounted for under the equity method.
Joint Venture Holdings
As of March 31, 2014 and December 31, 2013, the Company's investment in joint ventures totaled $584.5 million and $751.4 million, respectively.
The following table details our investments in joint ventures by investment type and geographic location as of March 31, 2014:

(Dollars in millions)	Multifamily	Commercial	Loan	Residential	Other	Total
Western U.S.	$136.9	$159.2	$50.7	$49.0	$9.7	$405.5
Japan	67.9	—	—	—	—	67.9
United Kingdom	—	51.0	—	—	—	51.0
Ireland	—	33.3	—	—	—	33.3
Spain	—	—	—	—	26.8	26.8
Total	$204.8	$243.5	$50.7	$49.0	$36.5	$584.5
The following table details our investments in joint ventures by investment type and geographic location as of December 31, 2013:

(Dollars in millions)	Multifamily	Commercial	Loan	Residential	Other	Total
Western U.S.	$133.3	$160.3	$50.3	$48.7	$8.0	$400.6
Japan	68.8	—	—	—	—	68.8
United Kingdom	—	104.5	6.3	—	—	110.8
Ireland	48.2	96.1	—	—	—	144.3
Spain	—	—	—	—	26.9	26.9
Total	$250.3	$360.9	$56.6	$48.7	$34.9	$751.4
KW Residential LLC
The Company's largest joint venture investment, KW Residential, LLC ("KWR"), had a balance of $67.9 million and $68.8 million as of March 31, 2014 and December 31, 2013, respectively. KWR is a joint venture investment in a portfolio of 50 apartment buildings comprised of approximately 2,400 units, located primarily in Tokyo and surrounding areas. Kennedy Wilson owns approximately 41% of KWR, not including any promoted interests.
During the three months ended March 31, 2014 and 2013, the Company recognized $1.0 million and $4.3 million, respectively, in losses from foreign currency translation adjustments, net of hedges from its investment in KWR.
During the three months ended March 31, 2014 and 2013, the Company received the following cash distributions from its investment in KWR for the settlement of hedges, refinancing of property level debt, and operating distributions:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Settlement of hedges	$—	$10.8
Refinancing of property level debt	—	1.0
Operating distributions	0.4	1.7
Total	$0.4	$13.5
The cash received as a result of unwinding KWR's hedges will not be realized in the statement of operations until the underlying investment is substantially liquidated.
As of March 31, 2014 and December 31, 2013, the Company did not have any other joint venture investments which individually exceeded 10% of the investments in the joint venture balance.
Joint Venture Consolidation
On March 31, 2014, the Company and one of its equity partners amended existing operating agreements governing investments for six investments in Europe which were accounted for using the equity method. As a result of obtaining control, the joint venture investments were consolidated as of March 31, 2014. The investments are presented as an unconsolidated investment for prior periods. See Note 4.
Contributions to Joint Ventures
During the three months ended March 31, 2014, Kennedy Wilson made $71.1 million in contributions to new and existing joint venture investments.
See the table below for a breakdown of contributions to new joint venture investments for the three months ended March 31, 2014:

	Multifamily		Commercial
(Dollars in millions)	Amount	No. of Properties	Amount	No. of Properties	Total	No. of Properties
Western U.S.	$4.0	1	$—	—	$4.0	1
United Kingdom(1)	—	—	57.2	14	57.2	14
Total contributions - new joint venture investments	$4.0	1	$57.2	14	$61.2	15
(1)Kennedy Wilson's contribution in a joint venture investment that was subsequently contributed into KWE as part of its initial investment. See note 1.
In addition to the capital contributions above Kennedy Wilson contributed $9.9 million to existing joint ventures to fund our share of a development project and for working capital needs.
Distributions from Joint Ventures
During the three months ended March 31, 2014, Kennedy Wilson received $17.3 million in operating and investing distributions from its joint ventures. Investing distributions resulted from the refinancing of property level debt and asset sales. Operating distributions resulted from operating cash flow generated by the joint venture investments.
The following table details cash distributions by investment type and geographic location for the three months ended March 31, 2014:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Multifamily		Commercial		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$2.3	$1.5	$1.5	—	0.8	$1.9	$4.6	$3.4
Japan	0.4	—	—	—	—	—	0.4	—
United Kingdom	—	—	2.3	4.4	—	—	2.3	4.4
Ireland	—	—	1.2	—	—	—	1.2	—
Spain	—	—	—	—	—	1.0	—	1.0
Total	$2.7	$1.5	$5.0	$4.4	$0.8	$2.9	$8.5	$8.8
Variable Interest Entities
Kennedy Wilson has determined that it has investments in five variable interest entities ("VIEs") as of March 31, 2014 and has concluded that Kennedy Wilson is not the primary beneficiary of any of the investments. As of March 31, 2014, the five VIEs had assets totaling $184.9 million with Kennedy Wilson’s exposure to loss as a result of its interests in these VIEs totaling $71.1 million related to its equity contributions.
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
Capital Commitments
As of March 31, 2014, Kennedy Wilson has unfulfilled capital commitments totaling $12.5 million to four of its joint ventures. We may be called upon to contribute additional capital to joint ventures in satisfaction of Kennedy Wilson capital commitment obligations.
Guarantees
Kennedy Wilson has certain guarantees associated with loans secured by consolidated assets or assets held directly or in various joint ventures. As of March 31, 2014, the maximum potential amount of future payments (undiscounted) Kennedy Wilson could be required to make under the guarantees was approximately $62.6 million which is approximately 1% of investment level debt of the Company. The guarantees expire through 2021, and Kennedy Wilson’s performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds from the property. Based upon Kennedy Wilson’s evaluation of guarantees under ASC Subtopic 460-10 "Estimated Fair Value of Guarantees," the estimated fair value of guarantees made as of March 31, 2014 and December 31, 2013 is immaterial.
Investments in loan pool participation

As of March 31, 2014 and December 31, 2013, the Company's investment in loan pool participations totaled $35.2 million and $34.7 million, respectively.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table represents the demographics of the Company's investment in the loan pools including the initial UPB and the UPB as of March 31, 2014.

(Dollars in millions)		Kennedy Wilson Ownership	Unpaid Principal Balance		Kennedy Wilson Initial Equity Invested	Investment Balance at March 31, 2014	Expected Accretion Over Total Estimated Collection Period
Acquisition Date	Location		Initial(1)	March 31, 2014(1)				Accreted to Date
February 2010(2)	Western U.S.	15.0%	$342.4	$—	$11.1	$0.6	$4.6	$4.6
December 2011	United Kingdom	12.5%	2,174.6	31.8	61.2	—	19.2	19.2
April 2012	Western U.S.	75.0%	43.4	2.8	30.9	2.3	4.3	3.9
August 2012	Ireland	10.0%	496.6	347.6	7.0	8.4	1.7	0.6
December 2012	United Kingdom	5.0%	646.7	150.1	19.3	4.4	4.0	2.2
April 2013	United Kingdom	10.0%	193.8	131.6	13.0	11.0	3.2	0.9
August 2013	United Kingdom	20.0%	142.1	142.1	7.5	8.5	4.4	0.8
Total			$4,039.6	$806.0	$150.0	$35.2	$41.4	$32.2

(1) Estimated foreign exchange rate is £0.60 = $1 USD and €0.73 = $1 USD.
(2) Equity invested represents guarantee claims against note holders in loan pool.

The following table presents the income from unconsolidated investments for loan pools and foreign currency gain and (loss) recognized by Kennedy Wilson during the three months ended March 31, 2014 and 2013 for the loan pools that were outstanding:

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Income from unconsolidated investments	$2.1	$2.5
Foreign currency translation gain (loss)	0.2	(3.9)
Total	$2.3	$(1.4)
NOTE 6—FAIR VALUE MEASUREMENTS
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of March 31, 2014:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Marketable securities	$8.5	$—	$—	$8.5
Unconsolidated investments	—	—	82.0	82.0
Currency forward contract	—	(11.2)	—	(11.2)
Total	$8.5	$(11.2)	$82.0	$79.3
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2013:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Marketable securities	$4.0	$—	$—	$4.0
Unconsolidated investments	—	—	81.1	81.1
Currency forward contract	—	(9.6)	—	(9.6)
Total	$4.0	$(9.6)	$81.1	$75.5

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Investments in joint ventures
Kennedy Wilson records its investments in KW Property Fund III, L.P., Kennedy Wilson Real Estate Fund IV, L.P., and SG KW Venture I, LLC (the "Funds") based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. Kennedy Wilson’s investment balance in the Funds was $34.5 million and $33.5 million at March 31, 2014 and December 31, 2013, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets. As of March 31, 2014, Kennedy Wilson had unfunded capital commitments to the Funds in the amount of $5.4 million.
Kennedy Wilson elected to use the fair value option ("FV Option") for two unconsolidated investment entities to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $47.5 million and $47.6 million at March 31, 2014 and December 31, 2013, respectively, which are included in unconsolidated investments in the accompanying balance sheets.
The following table summarizes our investments in unconsolidated investments held at fair value by type:

(Dollars in millions)	March 31, 2014	December 31, 2013
Funds	$34.5	$33.5
FV Option	47.5	47.6
Total	$82.0	$81.1
The following table presents changes in Level 3 investments for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Beginning balance	$81.1	$68.4
Unrealized and realized gains	—	—
Unrealized and realized losses	—	—
Contributions	1.3	0.2
Distributions	(0.4)	(0.2)
Ending balance	$82.0	$68.4
The change in unrealized and realized gains and losses is included in income from unconsolidated investments in the accompanying statements of operations.
There was no material change in unrealized gains and losses on Level 3 investments during the three months ended March 31, 2014 and 2013 for investments still held as of March 31, 2014.
In estimating fair value of real estate held by the Funds and the two FV Option investments, Kennedy Wilson considers significant unobservable inputs such as capitalization and discount rates. The table below describes the range of unobservable inputs for real estate assets:

Estimated Rates Used for
	Capitalization Rates	Discount Rates
Office	6.00% - 7.50%	7.00% - 9.75%
Retail	6.00% - 10.00%	9.00% - 12.00%
Hotel	6.50%	8.00%
Multifamily	5.75% - 6.75%	7.50% - 9.00%
Loan	n/a	1.75% - 12.00%
Land and condominium units	n/a	8.00% - 12.00%

Kennedy-Wilson Holdings, Inc.
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
Currency forward contracts
Kennedy Wilson has currency forward contracts to manage its exposure to currency fluctuations between its functional currency (U.S. dollars) and the functional currency (euros and GBP) of certain of its wholly-owned subsidiaries. To accomplish this objective, Kennedy Wilson hedged these exposures by entering into currency forward contracts to partially hedge Kennedy Wilson's exposure to its net investment in certain foreign operations caused by currency fluctuations. The currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the foreign currency applied to the notional value in that foreign currency discounted at a market rate for similar risks. Although Kennedy Wilson has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the derivative utilize Level 3 inputs. However, as of March 31, 2014, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, Kennedy Wilson has determined that its derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
Changes in fair value are recorded in other comprehensive income in the accompanying consolidated statements of comprehensive income (loss) as the portion of the currency forward contract used to hedge currency exposure of its certain wholly owned subsidiaries qualifies as a net investment hedge under ASC Topic 815. The fair value of the derivative instruments held as of March 31, 2014 are included in accrued expenses and other liabilities on the balance sheet. See note 12 for a complete discussion on other comprehensive income including currency forward contracts and foreign currency translations.
The table below details the currency forward contracts Kennedy Wilson had as of March 31, 2014:

(Dollars in millions)						Change in Unrealized Gains (Losses)
Currency	Notional Amount	Trade Date	Settlement Date	Exchange Rate	Fair Value	Three Months Ended March 31, 2014
Euro	€129.3	5/31/2012 - 3/18/2014	8/12/2014 - 12/19/2016	1.2400 - 1.3925	$(6.9)	$0.1
GBP	£95.5	8/23/2013 - 2/25/2014	8/28/2014 - 2/27/2019	1.5479 - 1.6371	(4.3)	(1.7)
Total					$(11.2)	$(1.6)
In order to manage currency fluctuations between the Company's functional currency (U.S. dollar) and the functional currency of KWR's functional currency (Japanese yen), the Company entered into forward foreign currency contracts to hedge a portion of its net investment in KWR. During the three months ended March 31, 2014, the Company recognized $0.8 million gross unrealized losses related to these hedges.
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
The Company accounts for its debt liabilities at face value plus net unamortized debt premiums and any fair value adjustments as part of business combinations. The fair value as of March 31, 2014 and December 31, 2013 for the senior notes payable, borrowings under lines of credit, investment debt and junior subordinated debentures were estimated to be approximately $1,662.8 million and $878.2 million, respectively, based on a comparison of the yield that would be required in a current transaction,

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

taking into consideration the risk of the underlying collateral and our credit risk to the current yield of a similar security, compared to their carrying value of $1,628.3 million and $850.8 million at March 31, 2014 and December 31, 2013, respectively.
NOTE 7—OTHER ASSETS
Other assets consist of the following:

(Dollars in millions)	March 31, 2014	December 31, 2013
Goodwill	23.9	23.9
Loan fees, net of accumulated amortization of $5.2 million and $4.5 million at March 31, 2014 and December 31, 2013, respectively	22.9	14.1
Above-market leases	19.4	—
Deposits and other, net of accumulated amortization of $1.5 million and $1.2 million at March 31, 2014 and December 31, 2013, respectively	11.8	13.0
Office furniture and equipment net of accumulated depreciation of $2.5 million and $2.2 million at March 31, 2014 and December 31, 2013, respectively	9.6	10.4
Prepaid expenses	9.0	7.6
Marketable securities	8.5	4.0
Other Assets	$105.1	$73.0

NOTE 8—INVESTMENT DEBT
Investment debt at March 31, 2014 and December 31, 2013 consist of the following:

(Dollars in millions)		Carrying Amount of Investment Debt as of (1)
Types of Property Pledged as Collateral	Region	March 31, 2014	December 31, 2013
Multifamily properties (1)	Western U.S.	$260.2	$261.0
Commercial buildings	Western U.S.	128.2	110.4
Residential	Western U.S	30.0	28.0
Commercial	Japan	2.4	2.4
Commercial (1)	Ireland	75.2	—
Multifamily (1)	Ireland	202.8	—
Notes Receivable (1)	Ireland	82.5	—
Commercial (1)	United Kingdom	94.9	—
Notes Receivable (1)	United Kingdom	6.0	—
Investment debt(2)		$882.2	$401.8

(1) The investment debt balances include the unamortized debt premiums. Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan premium as of March 31, 2014 and December 31, 2013 was $12.9 million and $5.3 million, respectively.
(2) The investment debt had a weighted average interest rate of 4.35% and 4.13% at March 31, 2014 and December 31, 2013.
During the three months ended March 31, 2014, seven mortgage loans secured by three apartment buildings and an office building in Ireland, and a retail center, office building, and loans in the United Kingdom were consolidated. See footnote 4 for further discussion. Additionally, during the three months ended March 31, 2014, the acquisition of a retail center in North Hollywood, CA, two apartment buildings in Ireland, and a note receivable in Ireland, were partially financed with mortgages. See note 4 for more detail on the acquisitions and the investment debt.
The aggregate maturities of investment debt subsequent to March 31, 2014 are as follows:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)
2014	$26.9
2015	118.7
2016	51.8
2017	146.7
2018	86.7
Thereafter	438.5
869.3
Debt premium	12.9
$882.2
NOTE 9—SENIOR NOTES

			March 31, 2014			December 31, 2013
(Dollars in millions)				Unamortized			Unamortized
	Interest Rate	Maturity Date	Face Value	Net Premium/(Discount)	Carrying Value	Face Value	Net Premium/(Discount)	Carrying Value
2042 Notes	7.75%	12/1/2042	$55.0	$—	$55.0	$55.0	$—	$55.0
2024 Notes	5.88%	4/1/2024	300.0	(2.8)	297.2	—	—	—
2019 Notes	8.75%	4/1/2019	350.0	3.9	353.9	350.0	4.0	354.0
Senior Notes			$705.0	$1.1	$706.1	$405.0	$4.0	$409.0

In March 2014, Kennedy Wilson completed a public offering of $300.0 million aggregate principal amount of 5.875% Senior Notes, due 2024. The 2024 notes were issued and sold at a public offering price of 99.068% of their principal amount by Kennedy-Wilson, Inc. (the “Issuer”), a wholly owned subsidiary of Kennedy Wilson.
The indentures governing the 2019 Notes, 2024 Notes, and 2042 Notes contain various restrictive covenants, including, among others, limitations on our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness, to make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stock, engage in transactions with affiliates, create or permit liens on assets, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indentures limit Kennedy-Wilson, Inc.'s ability and the ability of its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of March 31, 2014, the balance sheet leverage ratio was 0.78 to 1.00. See Note 18 for the guarantor and non-guarantor financial statements.
NOTE 10—LINE OF CREDIT

In September 2013, Kennedy-Wilson, Inc. amended its existing unsecured revolving credit facility with U.S. Bank and East-West Bank and added Bank of Ireland which increased the total principal amount available to be borrowed by an additional $40.0 million, for an aggregate availability of $140.0 million. The loan bears interest at a rate equal to LIBOR plus 2.75% and the maturity date was extended to October 1, 2016. The revolving loan agreement that governs the unsecured credit facility requires Kennedy-Wilson, Inc. to maintain (i) a minimum rent, adjusted fixed charge coverage ratio (as defined in the revolving loan agreement) of not less than 1.50 to 1.00, measured on a four quarter rolling average basis and (ii) maximum balance sheet leverage (as defined in the revolving loan agreement) of not greater than 1.50 to 1.00, measured at the end of each calendar quarter; (iii) an effective tangible net worth (as defined in the revolving loan agreement) equal to or greater than $250.0 million, measured at the end of each calendar quarter; and (iv) unrestricted cash, cash equivalents and publicly traded marketable securities in the aggregate amount of at least $40.0 million.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

As of March 31, 2014, Kennedy-Wilson, Inc.'s adjusted fixed charge coverage ratio was 3.01 to 1.00, its balance sheet leverage ratio was 0.82 to 1.00, and its effective tangible net worth and its unrestricted cash, cash equivalents and publicly traded marketable securities were $905.7 million and $1.6 billion, respectively, and Kennedy-Wilson, Inc. was in compliance with these covenants. The revolving loan agreement also provides that any subsidiary guarantors under our 2019 Notes and 2042 Notes must provide guarantees of the loans drawn on our unsecured revolving credit facility.  See Note 9 for a discussion of our senior notes.

During the three months ended March 31, 2014, the Company drew and repaid $90.0 million on its unsecured credit facility to fund acquisitions. The maximum amount drawn on the unsecured credit facility at any one point during the three months ended March 31, 2014 was $90.0 million. As of March 31, 2014, the unsecured credit facility was undrawn and $140.0 million was still available.
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
The junior subordinated debentures require Kennedy-Wilson, Inc. to maintain (i) a fixed charge coverage ratio (as defined in the indenture governing the junior subordinated debentures) of not less than 1.75 to 1.00, measured on a four-quarter rolling basis; (ii) a ratio of total debt to net worth (as defined in the indenture) of not greater than 3.00 to 1.00 at any time; (iii) a tangible net worth (as defined in the indenture) not less than the sum of (x) $15.0 million, plus (y) 60% of any net income (but only if a positive number) for each completed fiscal quarter beginning with the fiscal quarter ended March 31, 2007 until such time as our net worth equals or exceeds $75.0 million and then 50% of any net income for each completed fiscal quarter thereafter, plus (z) 50% of all proceeds of equity interests issued by us or our subsidiaries after the date the debentures were issued; and (iv) a net worth (as defined in the indenture) not less than the sum of (x) $40.0 million, plus (y) 60% of any net income (but only if a positive number) for each completed fiscal quarter beginning with the fiscal quarter ended March 31, 2007 until such time as our net worth equals or exceeds $75.0 million and then 50% of any net income for each completed fiscal quarter thereafter, plus (z) 50% of all proceeds of equity interests issued by us or our subsidiaries after the date the debentures were issued. As of March 31, 2014, Kennedy Wilson's fixed charge coverage ratio was 3.64 to 1.00, its ratio of total debt to net worth was 1.71 to 1.00 and its tangible net worth and net worth were $901.9 million and $952.5 million, respectively, and Kennedy Wilson was in compliance with these covenants.
NOTE 12—STOCKHOLDERS' EQUITY
Common Stock
In January 2014, Kennedy Wilson completed an offering of 9.2 million shares of its common stock, which raised $190.8 million of net proceeds.
Dividend Distributions
During the following periods, Kennedy Wilson declared and paid the following cash distributions on its common and preferred stock:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
(Dollars in millions)	Declared	Paid	Declared	Paid
Preferred Stock
Series A (1)	$1.5	$1.5	$1.5	$1.5
Series B (2)	0.5	0.5	0.5	0.5
Total Preferred Stock	2.0	2.0	2.0	2.0
Common Stock (3)	8.2	5.8	5.1	5.1
Total (4)	$10.2	$7.8	$7.1	$7.1
(1) 6.00% Series A, 100,000 shares issued and outstanding as of March 31, 2014 and 2013, respectively, mandatorily convertible on May 19, 2015.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(2) 6.45% Series B, 32,550 shares issued and outstanding as of March 31, 2014 and 2013, respectively, mandatorily convertible on November 3, 2018.
(3) $0.0001 par value per share, 125,000,000 shares authorized as of March 31, 2014 and 2013, respectively.
(4) Common stock dividends are declared at the end of each quarter and paid in the following quarter. The amount declared and not paid is accrued on the consolidated balance sheet.
Stock-based Compensation
During the three months ended March 31, 2014 and 2013, Kennedy Wilson recognized $1.7 million and $1.8 million, respectively, of compensation expense related to the vesting of previously issued restricted stock grants.
Accumulated Other Comprehensive Income
The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net of 40% estimated tax:

	Foreign Currency Translation	Forward Contract Foreign Currency	Total Accumulated Other Comprehensive Income
(Dollars in millions)
Balance at December 31, 2013	$4.3	$4.9	$9.2
Unrealized losses, arising during the period	(1.2)	(2.4)	(3.6)
Amounts reclassified out of AOCI during the period	1.2	—	1.2
Taxes on unrealized losses, arising during the period	—	0.9	0.9
Balance at March 31, 2014	$4.3	$3.4	$7.7
The local currencies for our interests in foreign operations include the euro, the British pound sterling, and the Japanese yen. The related amounts on our balance sheets are translated into U.S. dollars at the exchange rates at the respective financial statement date, while amounts on our statements of operations are translated at the average exchange rates during the respective period. The increase in the unrealized losses on foreign currency translation is a result of the weakening of the U.S. dollar against the euro, the British pound and the Japanese yen during the quarter ended March 31, 2014.
In order to manage currency fluctuations, the Company entered into forward foreign currency contracts to hedge a portion of its Japanese yen-based investments. During the three months ended March 31, 2014, the Company recognized a gross unrealized loss of $0.8 million related to these hedges. Kennedy Wilson also has a currency forward contract to manage its exposure to currency fluctuations between its functional currency (U.S. dollars) and the functional currency (euros and GBP) of certain of its wholly-owned subsidiaries (see note 7 for more detail). During the three months ended March 31, 2014, the Company recognized a gross unrealized gain of $0.1 million related to its hedges on the euro and a gross unrealized loss of $1.7 million related to its hedges on the Great Britain pound.
Noncontrolling Interests
Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries, and are presented separately on the balance sheet. As of March 31, 2014 and December 31, 2013 the Company has noncontrolling interest of $1.7 billion and $50.6 million, respectively.
The Company currently owns approximately 12.2% of KWE’s total issued share capital as of March 31, 2014.  Due to the terms provided in the investment management agreement between KWE and a wholly-owned subsidiary of the Company, the Company consolidates KWE’s results in its consolidated financial statements.  See Note 1 for additional details.  During the quarter ended March 31, 2014, the Company recorded a $1.4 billion increase to non-controlling interest, net of issuance costs, relating to the equity of the noncontrolling shareholders of KWE.  The Company’s share of the issuance costs was $6.5 million.
As further discussed in Note 4, the Company was required to consolidate the assets and liabilities of six operating properties and recorded an increase of $167.9 million to noncontrolling interest relating to the equity of the noncontrolling shareholders of these properties. See note 4.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 13—EARNINGS PER SHARE

Under FASB ASC 260-10-45, Earnings Per Share, the Company uses the two-class method to calculate earnings per share. Basic earnings per share is calculated based on dividends declared (“distributed earnings”) and the rights of common shares and participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends declared during the period. Participating securities, which include unvested restricted stock, are included in the computation of earnings per share pursuant to the two-class method. The undistributed earnings are allocated to all outstanding common shares and participating securities based on the relative percentage of each security to the total number of outstanding securities. Basic earnings per common share and participating securities represent the summation of the distributed and undistributed earnings per common share and participating security divided by the total weighted average number of common shares outstanding and the total weighted average number of participating securities outstanding during the respective periods. Kennedy Wilson only presents the earnings per share attributable to the common shareholders.

Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. Because we incurred losses for the three months ended March 31, 2013, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding for that period. Kennedy Wilson declared quarterly dividends to common stockholders in the three months ended March 31, 2014 and 2013 of $0.09 and $0.07 per common share, respectively. The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in millions, except share and per share amounts)	2014	2013
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$10.5	$(3.6)
Allocation to participating securities:
Net income allocated to participating securities	—	—
Dividends declared on participating securities	(0.2)	(0.3)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	10.3	(3.9)
Dividends declared on common shares	(8.0)	(4.8)
Undistributed earnings attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	$2.3	$(8.7)

Distributed earnings per share	$0.09	$0.07
Undistributed earnings per share	0.03	(0.13)
Income (loss) per basic	0.12	(0.06)

Income (loss) per diluted	$0.12	$(0.06)

Weighted average shares outstanding for basic	88,142,576	61,853,258
Weighted average shares outstanding for diluted(1)	89,422,885	61,853,258
Dividends declared per common share	$0.09	$0.07
(1) For the three and three months ended March 31, 2014 and 2013, a total of 11,100,074 and 20,042,192 potentially dilutive securities have not been included in the diluted weighted average shares as they are anti-dilutive. Potentially anti-dilutive securities include preferred stock, warrants, and unvested restricted stock grants.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

segment disclosure with respect to the determination of segment profit or loss and segment assets is based on these services and investments.
There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss since the December 31, 2013 financial statements.
KW INVESTMENTS—Kennedy Wilson invests its capital in real estate assets and loans secured by real estate either on its own or with strategic partners through joint ventures, separate accounts, and commingled funds. We are typically the general partner in these joint ventures with a promoted interest in the profits of our investments beyond our ownership percentage. The Company has an average ownership interest across all investments of approximately 34%. Our equity partners include financial institutions, foundations, endowments, high net worth individuals and other institutional investors.
KW SERVICES—KW Services offers a comprehensive line of real estate services for the full lifecycle of real estate ownership to clients that include financial institutions, institutional investors, insurance companies, developers, builders and government agencies. KW Services has four main lines of business: investment management, property services, research and auction and conventional sales. These four business lines generate revenue for us through fees and commissions. Related party fee revenue primarily consists of fees earned on investments in which Kennedy Wilson also has an ownership interest.
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
The following tables summarize Kennedy Wilson’s income activity by segment and corporate for the three months ended March 31, 2014 and 2013 and balance sheet data as of March 31, 2014 and December 31, 2013:

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Investments
Rental and hotel	$25.3	$6.4
Sale of real estate	11.3	2.4
Loan and other	1.7	0.4
Total revenue	38.3	9.2
Operating expenses	(36.1)	(12.3)
Depreciation and amortization	(7.3)	(3.1)
Income from unconsolidated investments	1.8	2.2
Operating loss	(3.3)	(4.0)
Acquisition-related gains	84.2	9.5
Acquisition-related expenses	(4.0)	—
Interest expense - investment	(5.3)	(1.7)
Other	0.8	0.2
Net income	72.4	4.0
Net (income) loss attributable to the noncontrolling interests	(37.4)	1.0
Net income attributable to Kennedy-Wilson Holdings, Inc common shareholders	$35.0	$5.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Services
Investment management, property services, and research fees (includes $7.3 and $8.3 of related party)	$13.2	$13.6
Total revenue	13.2	13.6
Operating expenses	(11.2)	(8.5)
Income from unconsolidated investments	1.0	—
Operating income	3.0	5.1
Net income attributable to Kennedy-Wilson Holdings, Inc common shareholders	$3.0	$5.1

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Corporate
Operating expenses	$(6.2)	$(3.7)
Operating loss	(6.2)	(3.7)
Interest expense-corporate	(10.5)	(9.7)
Loss before (provision for) benefit from income taxes	(16.7)	(13.4)
(Provision for) benefit from income taxes	(8.8)	1.7
Net loss	(25.5)	(11.7)
Preferred dividends and accretion of preferred stock issuance costs	(2.0)	(2.0)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(27.5)	$(13.7)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Consolidated
Investment management, property services, and research fees (includes $7.3 and $8.3 of related party)	$13.2	$13.6
Rental and hotel	25.3	6.4
Sale of real estate	11.3	2.4
Loans and other	1.7	0.4
Total revenue	51.5	22.8
Operating expenses	(53.5)	(24.5)
Depreciation and amortization	(7.3)	(3.1)
Total operating expenses	(60.8)	(27.6)
Income from unconsolidated investments	2.8	2.2
Operating loss	(6.5)	(2.6)
Acquisition-related gain	84.2	9.5
Acquisition-related expenses	(4.0)	—
Interest expense - investment	(5.3)	(1.7)
Interest expense - corporate	(10.5)	(9.7)
Other	0.8	0.2
Income (loss) before benefit from income taxes	58.7	(4.3)
(Provision for) benefit from income taxes	(8.8)	1.7
Net income (loss)	49.9	(2.6)
Net (income) loss attributable to the noncontrolling interests	(37.4)	1.0
Preferred dividends and accretion of preferred stock issuance costs	(2.0)	(2.0)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$10.5	$(3.6)

(Dollars in millions)	March 31, 2014	December 31, 2013
Total Assets
Investments	$4,048.9	$1,607.5
Services	60.2	49.3
Corporate	298.1	142.0
Total assets	$4,407.2	$1,798.8
NOTE 15—INCOME TAXES
In determining quarterly provisions for income taxes, Kennedy Wilson uses an effective tax rate based on actual year-to-date income and statutory tax rates. The effective tax rate also reflects Kennedy Wilson's assessment of its potential exposure for uncertain tax positions.
The fluctuations between periods in the Company's effective tax rate are mainly due to varying levels of income and amounts attributable to foreign sourced income and noncontrolling interests. Permanent differences that impact the Company's effective rate as compared to the U.S. federal statutory rate of 34% were not materially different in amount for all periods. The difference between the U.S. federal rate of 34% and the Company's effective rate is attributable to the taxation of foreign sourced income being taxed at rates lower than the U.S. domestic rate and income attributable to noncontrolling interests. The Company's subsidiaries in Ireland and the United Kingdom are subject to corporate tax rates of 12.5% and 21.0%, respectively.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 16—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information include:

(1) Condensed consolidating balance sheets as of March 31, 2014 and December 31, 2013; consolidating statements of operations for the three months ended March 31, 2014 and 2013; consolidating statements of comprehensive income for the three months ended March 31, 2014 and 2013; and condensed consolidating statements of cash flows for the three months ended March 31, 2014 and 2013, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.
Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three months ended March 31, 2014 or 2013.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2014

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash held by consolidated investments	$—	$—	$—	$1,298.7	$—	$1,298.7
Cash and cash equivalents	—	248.3	21.6	4.5	—	274.4
Accounts receivable	—	—	18.6	9.6	—	28.2
Loans	—	57.1	182.0	19.8	(56.7)	202.2
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	198.6	1,680.3	—	1,878.9
Unconsolidated investments	—	9.6	425.7	184.4	—	619.7
Other assets	—	22.7	38.9	43.5	—	105.1
Investments in and advances to consolidated subsidiaries	959.7	1,405.1	727.3	(1.9)	(3,090.2)	—
Total assets	$959.7	$1,742.8	$1,612.7	$3,238.9	$(3,146.9)	$4,407.2

Liabilities and equity
Liabilities
Accounts payable, accrued expenses and other liabilities	$9.0	$37.0	$29.7	$79.0	$—	$154.7
Senior notes payable	—	706.1	—	56.7	(56.7)	706.1
Investment debt	—	—	175.0	707.2	—	882.2
Junior subordinated debentures	—	40.0	—	—	—	40.0
Total liabilities	9.0	783.1	204.7	842.9	(56.7)	1,783.0

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	950.7	959.7	1,405.1	727.3	(3,090.2)	952.6
Noncontrolling interests	—	—	2.9	1,668.7	—	1,671.6
Total equity	950.7	959.7	1,408.0	2,396.0	(3,090.2)	2,624.2
Total liabilities and equity	$959.7	$1,742.8	$1,612.7	$3,238.9	$(3,146.9)	$4,407.2

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2013

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$48.2	$77.2	$44.8	$—	$170.2
Cash held by consolidated investments	—	—	—	8.0	—	8.0
Accounts receivable	—	1.1	7.0	8.5	—	16.6
Intercompany receivables	—	9.0	—	—	(9.0)	—
Loans receivable	—	59.7	53.7	0.8	(57.4)	56.8
Real estate and acquired in place lease values, net of accumulated depreciation	—	—	145.3	542.8	—	688.1
Unconsolidated investments	—	7.5	598.0	180.6	—	786.1
Investments in and advances to consolidated subsidiaries	775.1	1,141.9	326.6	—	(2,243.6)	—
Other assets	—	20.9	31.4	20.7	—	73.0
Total assets	$775.1	$1,288.3	$1,239.2	$806.2	$(2,310.0)	$1,798.8

Liabilities
Accounts payable, accrued expense and other liabilities	$6.8	$64.2	$22.9	$35.2	$—	129.1
Intercompany payables	—	—	—	9.0	(9.0)	—
Senior notes payable	—	409.0	—	—	—	409.0
Intercompany loans payable	—	—	—	57.4	(57.4)	—
Investment debt	—	—	74.4	327.4	—	401.8
Junior subordinated debentures	—	40.0	—	—	—	40.0
Total liabilities	6.8	513.2	97.3	429.0	(66.4)	979.9

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	768.3	775.1	1,141.9	326.6	(2,243.6)	768.3
Noncontrolling interests	—	—	—	50.6	—	50.6
Total equity	768.3	775.1	1,141.9	377.2	(2,243.6)	818.9
Total liabilities and equity	$775.1	$1,288.3	$1,239.2	$806.2	$(2,310.0)	$1,798.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Investment management, property services and research fees	$—	$0.1	$13.1	$—	$—	$13.2
Rental and hotel	—	—	3.4	21.9	—	25.3
Sale of real estate	—	—	0.7	10.6	—	11.3
Loans and other	—	0.1	0.5	1.1	—	1.7
Total revenue	—	0.2	17.7	33.6	—	51.5
Operating expenses
Commission and marketing	—	—	0.8	0.2	—	1.0
Rental and hotel operating	—	—	1.5	12.6	—	14.1
Cost of real estate sold	—	—	0.7	9.0	—	9.7
Compensation and related	1.7	9.9	7.5	1.4	—	20.5
General and administrative	—	2.9	4.2	1.1	—	8.2
Depreciation and amortization	—	0.3	2.2	4.8	—	7.3
Total operating expenses	1.7	13.1	16.9	29.1	—	60.8
Income from unconsolidated subsidiaries	—	—	1.7	1.1	—	2.8
Income from consolidated subsidiaries	51.6	81.9	77.0	—	(210.5)	—
Operating income (loss)	49.9	69.0	79.5	5.6	(210.5)	(6.5)
Non-operating income (expense)
Acquisition-related gains	—	—	3.7	80.5	—	84.2
Acquisition-related expenses	—	—	(0.5)	(3.5)	—	(4.0)
Interest expense-investment	—	—	—	(5.3)	—	(5.3)
Interest expense-corporate	—	(10.5)	—	—	—	(10.5)
Other income / (expense)	—	2.0	(1.2)	—	—	0.8
Income (loss) before benefit from income taxes	49.9	60.5	81.5	77.3	(210.5)	58.7
(Provision for) benefit from income taxes	—	(8.8)	—	—	—	(8.8)
Net income (loss)	49.9	51.7	81.5	77.3	(210.5)	49.9
Net (income) loss attributable to the noncontrolling interests	—	—	—	(37.4)	—	(37.4)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	49.9	51.7	81.5	39.9	(210.5)	12.5
Preferred dividends and accretion of preferred stock issuance costs	(2.0)	—	—	—	—	(2.0)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$47.9	$51.7	$81.5	$39.9	$(210.5)	$10.5

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Investment management, property services, and research fees	$—	$—	$7.0	$6.6	$—	$13.6
Rental and hotel	—	—	1.7	4.7	—	6.4
Sale of real estate	—	—	2.4	—	—	2.4
Loans and other	—	—	0.4	—	—	0.4
Total revenue	—	—	11.5	11.3	—	22.8
Operating expenses
Commission and marketing	—	0.1	0.4	—	—	0.5
Rental and hotel operating	—	—	0.9	2.2	—	3.1
Cost of real estate sold	—	—	1.9	—	—	1.9
Compensation and related	1.8	4.9	3.6	3.3	—	13.6
General and administrative	—	2.2	1.3	1.9	—	5.4
Depreciation and amortization	—	0.1	1.2	1.8	—	3.1
Total operating expenses	1.8	7.3	9.3	9.2	—	27.6
Income from unconsolidated investments, net of depreciation and amortization	—	—	3.5	(1.3)	—	2.2
Income from consolidated subsidiaries	(0.8)	14.4	8.8	—	(22.4)	—
Operating income (expense)	(2.6)	7.1	14.5	0.8	(22.4)	(2.6)
Non-operating income (expense)
Acquisition-related gains	—	—	—	9.5	—	9.5
Interest expense-investment	—	—	(0.1)	(1.6)	—	(1.7)
Interest expense-corporate	—	(9.7)	—	—	—	(9.7)
Other income	—	—	0.2	—	—	0.2
(Loss) income before benefit from income taxes	(2.6)	(2.6)	14.6	8.7	(22.4)	(4.3)
Benefit from (provision for) income taxes	—	1.7	—	—	—	1.7
Net (loss) income	(2.6)	(0.9)	14.6	8.7	(22.4)	(2.6)
Net income attributable to the noncontrolling interests	—	—	—	1.0	—	1.0
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc.	(2.6)	(0.9)	14.6	9.7	(22.4)	(1.6)
Preferred dividends and accretion of preferred stock issuance costs	(2.0)	—	—	—	—	(2.0)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(4.6)	$(0.9)	$14.6	$9.7	$(22.4)	$(3.6)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$49.9	$51.7	$81.5	$77.3	$(210.5)	$49.9

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation (loss) gain	(1.2)	(1.2)	(5.1)	(0.9)	7.2	(1.2)
Amounts reclassified out of AOCI during the period	1.2	1.2	—	1.2	(2.4)	1.2
Unrealized forward contract foreign currency (loss) gain	(1.5)	(1.5)	2.4	—	(0.9)	(1.5)
Total other comprehensive (loss) income for the period	$(1.5)	$(1.5)	$(2.7)	$0.3	$3.9	$(1.5)

Comprehensive income	$48.4	$50.2	$78.8	$77.6	$(206.6)	$48.4
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(37.4)	—	(37.4)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$48.4	$50.2	$78.8	$40.2	$(206.6)	$11.0

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$(2.6)	$(0.9)	$14.6	$8.7	$(22.4)	$(2.6)

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation gains	(14.4)	(14.4)	(12.9)	(2.0)	29.3	(14.4)
Unrealized forward contract foreign currency loss	3.6	3.6	3.2	—	(6.8)	3.6
Total other comprehensive income for the period	$(10.8)	$(10.8)	$(9.7)	$(2.0)	$22.5	$(10.8)

Comprehensive (loss) income	$(13.4)	$(11.7)	$4.9	$6.7	$0.1	$(13.4)
Comprehensive income attributable to noncontrolling interests	—	—	—	1.0	—	1.0
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(13.4)	$(11.7)	$4.9	$7.7	$0.1	$(12.4)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash provided by (used in) operating activities	$(0.3)	$(51.2)	$(5.8)	$20.4	$(36.9)
Cash flows from investing activities:
Additions to loans	—	—	(5.7)	(152.9)	(158.6)
Collections of loans	—	0.1	0.1	—	0.2
Net proceeds from sale of real estate	—	—	—	10.0	10.0
Purchases of and additions to real estate	—	—	(13.4)	(354.3)	(367.7)
Distributions from unconsolidated investments	—	—	5.6	5.4	11.0
Contributions to unconsolidated investments	—	(2.0)	(6.8)	(58.3)	(67.1)
Investment in marketable securities	—	—	(4.5)	—	(4.5)
(Investments in) distributions from consolidated subsidiaries, net	(180.2)	(37.8)	(42.9)	260.9	—
Net cash (used in) provided by investing activities	(180.2)	(39.7)	(67.6)	(289.2)	(576.7)
Cash flows from financing activities:
Borrowings under line of credit	—	90.0	—	—	90.0
Repayment of line of credit	—	(90.0)	—	—	(90.0)
Borrowings under mortgage loans payable	—	—	18.0	177.8	195.8
Borrowings under senior notes payable	—	297.2	—	—	297.2
Debt issue costs	—	(6.2)	(0.2)	(3.2)	(9.6)
Repayment of mortgage loans payable	—	—	—	(5.5)	(5.5)
Issuance of common stock	190.8	—	—	—	190.8
Dividends paid	(7.8)	—	—	—	(7.8)
Repurchase of common stock	(2.5)	—	—	—	(2.5)
Proceeds from issuance of KWE shares	—	—	—	1,350.7	1,350.7
Contributions from noncontrolling interests	—	—	—	2.9	2.9
Distributions to noncontrolling interests	—	—	—	(2.8)	(2.8)
Net cash provided by (used in) financing activities	180.5	291.0	17.8	1,519.9	2,009.2
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(0.7)	(0.7)
Net change in cash and cash equivalents	—	200.1	(55.6)	1,250.4	1,394.9
Cash and cash equivalents, beginning of year	—	48.2	77.2	52.8	178.2
Cash and cash equivalents, end of period	$—	$248.3	$21.6	$1,303.2	$1,573.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities	$0.1	$(39.7)	$8.3	$3.7	$(27.6)
Cash flows from investing activities:
Additions to loans	—	—	(8.2)	—	(8.2)
Proceeds from sale of interest in a entity	—	—	26.7	—	26.7
Net proceeds from sale of real estate	—	—	3.4	—	3.4
Purchases of and additions to real estate	—	—	(0.8)	(14.8)	(15.6)
Distributions from unconsolidated investments	—	—	28.8	—	28.8
Contributions to unconsolidated investments	—	(2.3)	(29.2)	(20.6)	(52.1)
(Investment in) distributions from consolidated subsidiaries, net	0.3	13.7	(43.9)	29.9	—
Net cash (used in) provided by investing activities	0.3	11.4	(23.2)	(5.5)	(17.0)
Cash flows from financing activities:
Borrowings under line of credit	—	35.0	—	—	35.0
Repayment of lines of credit	—	(35.0)	—	—	(35.0)
Debt issue costs	—	(0.4)	—	—	(0.4)
Repayment of investment debt	—	—	—	(0.1)	(0.1)
Issuance of common stock	133.8	—	—	—	133.8
Dividends paid	(7.1)	—	—	—	(7.1)
Intercompany receivables, net	—	(2.7)	—	2.7	—
Net cash provided by (used in) financing activities	126.7	(3.1)	—	2.6	126.2
Effect of currency exchange rate changes on cash and cash equivalents	—	(2.4)	(0.5)	(1.2)	(4.1)
Net change in cash and cash equivalents	127.1	(33.8)	(15.4)	(0.4)	77.5
Cash and cash equivalents, beginning of period	—	64.5	38.5	17.9	120.9
Cash and cash equivalents, end of period	$127.1	$30.7	$23.1	$17.5	$198.4

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 17—SUBSEQUENT EVENTS
On May 9, 2014, one of our wholly-owned subsidiaries and certain of our equity partners entered into a purchase agreement with KWE to sell to KWE a portfolio of 7 office and 6 retail properties located across Dublin, Ireland, with one in Cork, Ireland (the “Opera Portfolio”) for a total purchase price of approximately €391.4 million (approximately $541.7 million), consisting of approximately €194.9 million (approximately $269.7 million) of cash and approximately €196.5 million (approximately $272.0 million) of assumed non-recourse debt secured by the Opera Portfolio. The Company currently owns approximately twenty-five percent of the equity interests in the Opera Portfolio.
In addition, on May 9, 2014, one of our wholly-owned subsidiaries entered into a purchase agreement with KWE to sell to KWE, its interests in a portfolio of properties located in Dublin, Ireland, comprising of 272 residential units, approximately 31,000 square feet of total commercial space and a partially completed residential development with permits for 166 residential units and 14,800 square feet of total commercial space (“Central Park Portfolio”) for a total purchase price of approximately €88.1 million (approximately $121.9 million), consisting of approximately €30.7 million of cash (approximately $42.5 million) and approximately €57.4 million (approximately $79.4 million) of assumed non-recourse debt secured by the Central Park Portfolio.  In addition to being conditioned on obtaining approval from KWE’s independent shareholders, the closing of the sale of the Central Park Portfolio is subject to customary closing conditions, including lender consent. Subject to the discussion above, the Company anticipates closing these transaction in the second quarter of 2014.
In the event that these two transactions are consummated, we will receive a total of approximately €94.4 million in cash (approximately $130.7 million), which includes a promote fee of €15.0 million (approximately $20.8 million) for the Opera Portfolio transaction paid to us by our current equity partners.
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
Overview
Kennedy Wilson is a vertically integrated global real estate investment and services company with over $17.3 billion in assets under management.  Founded in 1977, we have owned and operated real estate related investments for over 35 years on behalf of our shareholders and our clients. We have approximately 400 employees in 24 offices throughout the United States, the United Kingdom, Ireland, Spain and Japan and manage and work with over 2,000 operating associates. We focus on adding value for our shareholders through opportunistic investing and strategic asset management. Also, our services business creates additional value through fee generation.
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
On February 28, 2014, Kennedy Wilson Europe Real Estate Plc (“KWE,” LSE: KWE), a Jersey investment company, closed its initial public offering, raising approximately $1.7 billion in gross proceeds.  KWE, whose ordinary shares are listed on the London Stock Exchange’s main market, acquires real estate and real estate-related assets in Europe.  In connection with KWE’s initial public offering, the Company invested $145.2 million of cash and $58.3 million of assets.  As of March 31, 2014, the Company owns approximately 12.2% of KWE’s total issued share capital, making Kennedy Wilson the largest shareholder of KWE.  KWE is externally managed by one of our wholly-owned subsidiaries (“KWE Manager”) pursuant to an investment management agreement in which capacity Kennedy Wilson will be entitled to receive certain management and performance fees.  KWE Manager is paid an annual management fee (payable quarterly in arrears) equal to 1% of KWE’s adjusted net asset value once 75% of the proceeds from KWE’s initial public offering have been invested or committed for investment.  Before such amount of the proceeds have been invested, KWE Manager will receive 1% of the invested and committed portion of the cash proceeds.  The management fee payable to KWE Manager will be paid half in cash and half in shares of KWE.  A wholly-owned subsidiary of the Company is also entitled to receive an annual performance fee equal to 20% of the lesser of the excess of the shareholder return for the relevant year (change in KWE’s adjusted net asset value per ordinary share) over a 10% annual return hurdle, and the excess of year-end adjusted net asset value per ordinary share over a “high water mark”.  The performance fee is payable in shares of KWE and vest equally over a three-year period.
Due to the terms provided in the investment management agreement, pursuant to the guidance set forth in FASB Accounting Standards Codification Subtopic 810 - Consolidation (“Subtopic 810”), the Company is required to consolidate KWE’s results in its consolidated financial statements.  As of March 31, 2014, KWE owned two portfolios of real estate assets: (i) a portfolio of 14 real estate assets comprised of commercial, retail and industrial properties located across the United Kingdom; and (ii) a high quality mixed use portfolio of 26 properties located in England and Scotland.  Pursuant to the investment management agreement, subject to certain exceptions, KWE will be provided priority access to all real estate or real estate loan opportunities sourced by the Company in Europe that are within the parameters of KWE’s investment policy.
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
Commercial
We source, acquire, and finance various types of commercial real estate that includes office, retail, industrial, and mixed-use assets.
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
The following table describes our investment account (Kennedy Wilson's equity in real estate and loans secured by real estate), which includes the following financial statement captions and is derived from our consolidated balance sheets, as of March 31, 2014 and December 31, 2013:

(Dollars in millions)	March 31, 2014	December 31, 2013
Real estate and acquired in-place lease values, gross of accumulated depreciation and amortization of $32.8 and $26.3	$1,911.7	$714.4
Loans	202.2	56.8
Investment debt	(882.2)	(401.8)
Cash held by consolidated investments	1,298.7	8.0
Unconsolidated investments(1), gross of accumulated depreciation and amortization of $89.8 and $106.0	682.7	865.2
Other(2)	8.5	4.0
Consolidated investment account	3,221.6	1,246.6
Add back:
Noncontrolling interests on investments, gross of depreciation and amortization of $6.5 and $4.5	(1,678.1)	(55.1)
Investment account	$1,543.5	$1,191.5
(1) Excludes $26.8 million and $26.9 million related to our investment in a servicing platform in Spain, as of March 31, 2014 and December 31, 2013, respectively.
(2) Includes marketable securities which are part of other assets.
The following table breaks down our net investment account information derived from our consolidated balance sheet, by investment type and geographic location as of March 31, 2014:

(Dollars in millions)	Commercial		Multifamily	Loans Secured by Real Estate	Residential, Hotel, and Other	Total
Western U.S.	$242.8		$265.2	$84.9	$167.7	$760.6
Japan	4.1		91.4	—	0.3	95.8
United Kingdom	150.5	(1)	—	33.0	—	183.5
Ireland	112.4		109.4	79.6	—	301.4
Subtotal	$509.8		$466.0	$197.5	$168.0	$1,341.3
KW share of cash held by consolidated investments(2)						202.2
Total						$1,543.5
(1) Includes $43.6 million invested through LSE: KWE
(2) Includes $159.9 million of cash held at LSE: KWE
The following table breaks down our investment account information derived from our consolidated balance sheet, by investment type and geographic location as of December 31, 2013:

(Dollars in millions)	Commercial	Multifamily	Loans Secured by Real Estate	Residential and Other	Total
Western U.S.	$252.0	$277.8	$112.5	$150.9	$793.2
Japan	4.5	91.4	—	0.4	96.3
United Kingdom	108.4	—	27.3	—	135.7
Ireland	102.1	51.4	8.3	—	161.8
Subtotal	$467.0	$420.6	$148.1	$151.3	$1,187.0
KW share of cash held by consolidated investments					4.5
Total					$1,191.5
KW Services - our services business offers a comprehensive line of real estate services for the full lifecycle of real estate ownership. Below are the product types we offer through the KW services segment:
Investment Management
We provide acquisition, asset management and disposition services to our equity partners as well as to third parties.
Property Services
This division manages or advises on commercial and residential real estate for third-party clients, fund investors, and investments held by the Company. In addition to earning property management fees, consulting fees, lease commissions, construction management fees, disposition fees, and accounting fees, the Property Services group gives Kennedy Wilson insight into local markets and potential acquisitions.
Research
Meyers Research LLC (“Meyers”), a Kennedy Wilson company, is a premier real estate consulting practice and the industry’s leading provider of data and analytics for the residential real estate development and new home construction industry. Meyers' proprietary iPad application, Zonda, launched in 2013 and provides market insight for the homebuilding industry with real-time data on over 250 metrics impacting the housing market on a national and local level.
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
Non-GAAP Measures
Consolidated EBITDA and Adjusted EBTIDA
Consolidated EBITDA(1) - Consolidated EBITDA represents net income before noncontrolling interest income, interest expense, our share of interest expense included in income from investments in unconsolidated investments, depreciation and amortization, our share of depreciation and amortization included in income from unconsolidated investments, loss on early extinguishment of corporate debt and income taxes. We do not adjust Consolidated EBITDA for gains or losses on the extinguishment of investment debt as we are in the business of purchasing discounted notes secured by real estate and, in connection with these note purchases, we may resolve these loans through discounted payoffs with the borrowers. Our management believes Consolidated EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Consolidated EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions.
Adjusted EBITDA(1) - represents Consolidated EBITDA, as defined above, adjusted to exclude acquisition and merger related expenses, stock based compensation expense and EBITDA attributable to noncontrolling interests. Our management uses Adjusted EBITDA to analyze our business because it adjusts Consolidated EBITDA for items we believe do not have an accurate reflection of the nature of our business going forward. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations. Such items may vary for different companies for reasons unrelated to overall operating performance.
(1) - Consolidated EBITDA, as defined above, is not a recognized term under GAAP and does not purport to be an alternative to net earnings as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, Consolidated EBITDA is not intended to be a measure of free cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Our presentation of Consolidated EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Consolidated EBITDA is not calculated under GAAP and should not be considered in isolation or as a substitute for net income, cash flows or other financial data prepared in accordance with GAAP or as a measure of our overall profitability or liquidity. Such items may vary for different companies for reasons unrelated to overall operating performance.
Adjusted EBITDA represents Consolidated EBITDA, as defined above, adjusted to exclude corporate merger and acquisition related expenses, share based compensation expense and EBITDA attributable to noncontrolling interests for the Company. Such items may vary for different companies for reasons unrelated to overall operating performance. However, Consolidated EBITDA and Adjusted EBITDA are not recognized measurements under GAAP and when analyzing our operating performance, readers should use Consolidated EBITDA and Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Consolidated EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Consolidated EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as tax and debt service payments. The amounts shown for Consolidated EBITDA and Adjusted EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.

Kennedy Wilson's Recent Highlights
Kennedy Wilson Europe Real Estate Plc (LSE: KWE)

•	In February 2014, Kennedy Wilson invested $145.2 million of cash and contributed $58.3 million of assets acquired by the Company during the quarter in the $1.7 billion IPO of KWE.

•	Kennedy Wilson’s investment represented approximately 12.2% of KWE’s total share capital at closing, making Kennedy Wilson the largest initial shareholder of KWE.

•
One of our wholly-owned subsidiaries serves as KWE's external manager, in which capacity Kennedy Wilson will be entitled to receive certain management and performance fees. Due to the terms of the investment management agreement, under U.S. GAAP, we are required to consolidate results of KWE in our financial statements.

Balance Sheet

•
The Company's total consolidated assets grew to $4.4 billion at March 31, 2014 from $1.8 billion at December 31, 2013. The increase is primarily related to the consolidation of KWE and certain investments which were previously unconsolidated.

•
During the first quarter, as a result of amending existing operating agreements with one of our equity partners, the Company gained control of six separate unconsolidated investments that hold real estate-related investments located in the United Kingdom and Ireland. The Company has an approximate 50% ownership interest in these investments. As a result of gaining control of these investments, the Company was required to consolidate the assets and liabilities at fair value and recognized an acquisition-related gain of $80.5 million of which $40.3 million was allocated to noncontrolling equity partners.

•	Shareholder equity increased $184.3 million or 24% to $952.6 million at March 31, 2014 from $768.3 million at December 31, 2013.

•
As of March 31, 2014, our investment account was $1.5 billion, compared to $1.2 billion as of December 31, 2013. The change is comprised of $377.7 million of cash contributed to and income earned on investments offset by $25.7 million of cash distributed from investments. The Company's $1.5 billion investment account represents an approximate 34% ownership in our $8.4 billion investment portfolio (at book value). This portfolio is comprised of 27.9 million square feet of real estate, including 18,027 multifamily units, 114 commercial properties and 371 hotel rooms and $1.2 billion of loans secured by real estate.

Investments business
Operating metrics

•	During the three months ended March 31, 2014, our investments segment achieved EBITDA of $69.7 million, a 143% increase from $28.7 million for the same period in 2013.

•
During the three months ended March 31, 2014, based on the Company and its equity partners' investments in 14,596 same property multifamily units, total revenues increased 7%, net operating income increased 9% and occupancy remained flat at 95% at the property level from the same period in 2013. In addition, based on the Company and its equity partners' investments in 4.2 million square feet of same property commercial real estate, total revenues increased 6%, net operating income increased 2% and occupancy increased 3% to 85% at the property level from the same period in 2013.

Acquisition/disposition program

•
During the first quarter 2014, the Company and its equity partners acquired $797.4 million of real estate related investments, in which the Company invested $347.6 million of equity. These acquisitions include $368.6 million of real estate related investments acquired by KWE.

•	Our investments in the first quarter of 2014 were directed 82% to the United Kingdom and Ireland and 18% to the Western U.S.
Services business

•	Investment management, property services and research fees decreased by 3% to $13.2 million for the three months ended March 31, 2014 from $13.6 million for the same period in 2013.

•	During the three months ended March 31, 2014, our services segment achieved EBITDA of $4.1 million, a 20% decrease from $5.1 million for the same period in 2013.
Corporate financing

•	Kennedy Wilson issued and sold 9.2 million shares of common stock, resulting in gross proceeds of $197.3 million during the quarter.

•
Kennedy Wilson completed a public offering of $300.0 million aggregate principal amount of 5.875% Senior Notes due 2024 at a public offering price of 99.068% resulting in gross proceeds of $297.2 million.

Subsequent Events
On May 9, 2014, one of our wholly-owned subsidiaries and certain of our equity partners entered into a purchase agreement with KWE to sell to KWE a portfolio of 7 office and 6 retail properties located across Dublin, Ireland, with one in Cork, Ireland (the “Opera Portfolio”) for a total purchase price of approximately €391.4 million (approximately $541.7 million), consisting of approximately €194.9 million (approximately $269.7 million) of cash and approximately €196.5 million (approximately $272.0 million) of assumed non-recourse debt secured by the Opera Portfolio. The Company currently owns approximately twenty-five percent of the equity interests in the Opera Portfolio.
Given the fact that we own approximately 12.2% of the total issued share capital of KWE, we serve as KWE’s external manager, and William McMorrow, Chairman and CEO of the Company, and Mary Ricks, president and CEO of our European business are members of the KWE board, the closing of the sale of both the Opera Portfolio and the Central Park Portfolio (discussed below) are subject to KWE obtaining approval from its independent shareholders pursuant to the listing rules of the UK Financial Conduct Authority. The closing of this transaction is subject to additional customary closing conditions, including obtaining lender consent.  In the event that KWE is unable to obtain independent shareholder approval by June 17, 2014 for the purchase of the Opera Portfolio, the Company has agreed to purchase the ownership interests held by its current equity partners on substantially similar terms.
In addition, on May 9, 2014, one of our wholly-owned subsidiaries entered into a purchase agreement with KWE to sell to KWE, its interests in a portfolio of properties located in Dublin, Ireland, comprising of 272 residential units, approximately 31,000 square feet of total commercial space and a partially completed residential development with permits for 166 residential units and 14,800 square feet of total commercial space (“Central Park Portfolio”) for a total purchase price of approximately €88.1 million

(approximately $121.9 million), consisting of approximately €30.7 million of cash (approximately $42.5 million) and approximately €57.4 million (approximately $79.4 million) of assumed non-recourse debt secured by the Central Park Portfolio.  In addition to being conditioned on obtaining approval from KWE’s independent shareholders, the closing of the sale of the Central Park Portfolio is subject to customary closing conditions, including lender consent. Subject to the discussion above, the Company anticipates closing these transaction in the second quarter of 2014.
In the event that these two transactions are consummated, we will receive a total of approximately €94.4 million in cash (approximately $130.7 million), which includes a promote fee of €15 million (approximately $20.8 million) for the Opera Portfolio transaction paid to us by our current equity partners.
Results of Operations
The following table sets forth items derived from our consolidated statement of operations for the three month periods ended March 31, 2014 and 2013:

	For the Three Months Ended
	March 31,
(Dollars in millions, except share and per share amounts)	2014	2013
Revenue
Investment management, property services and research fees	$13.2	$13.6
Rental and hotel	25.3	6.4
Sale of real estate	11.3	2.4
Loans and other	1.7	0.4
Total revenue	51.5	22.8
Operating expenses
Commission and marketing	1.0	0.5
Rental and hotel operating	14.1	3.1
Cost of real estate sold	9.7	1.9
Compensation and related	20.5	13.6
General and administrative	8.2	5.4
Depreciation and amortization	7.3	3.1
Total operating expenses	60.8	27.6
Income from unconsolidated investments, net of depreciation and amortization	2.8	2.2
Operating (loss) income	(6.5)	(2.6)
Non-operating income (expense)
Acquisition-related gains	84.2	9.5
Acquisition-related expenses	(4.0)	—
Interest expense-investment	(5.3)	(1.7)
Interest expense-corporate	(10.5)	(9.7)
Other income	0.8	0.2
Income (loss) before (provision for) benefit from income taxes	58.7	(4.3)
(Provision for) benefit from income taxes	(8.8)	1.7
Net income (loss)	49.9	(2.6)
Net (income) loss attributable to the noncontrolling interests	(37.4)	1.0
Preferred stock dividends and accretion of issuance costs	(2.0)	(2.0)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc common shareholders	$10.5	$(3.6)

Consolidated EBITDA	$107.6	$30.1
Adjusted EBITDA	$69.2	$31.9
We use certain non-GAAP measures to analyze our business including Consolidated EBITDA(1) and Adjusted EBITDA(1), to Kennedy Wilson common shareholders which are calculated as follows:

	Three Months Ended
	March 31,
(Dollars in millions)	2014	2013
Net income (loss)	$49.9	$(2.6)
Non-GAAP adjustments:
Add back:
Interest expense-investment	5.3	1.7
Interest expense-corporate	10.5	9.7
Kennedy Wilson's share of interest expense included in unconsolidated investments	11.0	10.6
Depreciation and amortization	7.3	3.1
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	14.8	9.3
Provision for (benefit from) income taxes	8.8	(1.7)
Consolidated EBITDA	107.6	30.1
Add back (less):
Share-based compensation	1.7	1.8
EBITDA attributable to noncontrolling interests, including $2.7 and $1.0 of depreciation, amortization and interest	(40.1)	—
Adjusted EBITDA to Kennedy Wilson common shareholders	$69.2	$31.9
(1)See Non-GAAP Measures section for definitions and discussion of EBITDA and Adjusted EBITDA
The following tables summarize revenue, operating expenses, non-operating expenses, operating income (loss) and net income (loss) and calculates EBITDA(1) and Adjusted EBITDA(1) by our investments and services operating segments for three months ended March 31, 2014 and 2013:

	Three months ended March 31,
(Dollars in millions)	2014	2013
Investments
Revenue	$38.3	$9.2
Operating expenses	(43.4)	(15.4)
Income from unconsolidated investments, net of depreciation and amortization	1.8	2.2
Operating (loss) income	(3.3)	(4.0)
Other income (expense)	75.7	8.0
Net income	72.4	4.0
Add back:
Interest expense-investment	5.3	1.7
Kennedy Wilson's share of interest expense included in unconsolidated investments	10.7	10.6
Depreciation and amortization	7.3	3.1
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	14.1	9.3
EBITDA attributable to noncontrolling interests, including $2.7 and $1.0 of depreciation, amortization and interest	(40.1)	—
EBITDA(1)	$69.7	$28.7
(1)See Non-GAAP Measures section for definitions and discussion of EBITDA and Adjusted EBITDA

	Three months ended March 31,
(Dollars in millions)	2014	2013
Services
Investment management, property services and research fees	$13.2	$13.6
Operating expenses(2)	(11.2)	(8.5)
Income from unconsolidated investments, net of depreciation and amortization	2.0	5.1
Equity in joint venture income	1.0	—
Net income	3.0	5.1
Add back:
Kennedy Wilson's share of interest expense included in unconsolidated investments	0.4	—
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	0.7	—
EBITDA(1)	$4.1	$5.1
(1)See Non-GAAP Measures section for definitions and discussion of EBITDA and Adjusted EBITDA
(2) Includes $1.3 million and $0.2 million of expenses related to a startup business

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Corporate
Operating expenses	$(6.2)	$(3.7)
Operating loss	(6.2)	(3.7)
Interest expense-corporate	(10.5)	(9.7)
Loss before benefit from income taxes	(16.7)	(13.4)
(Provision for) benefit from income taxes	(8.8)	1.7
Net loss	(25.5)	(11.7)
Add back:
Interest expense-corporate	10.5	9.7
Share-based compensation	1.7	1.8
(Provision for) benefit from income taxes	8.8	(1.7)
EBITDA(1)	$(4.5)	$(1.9)
(1)See Non-GAAP Measures section for definitions and discussion of EBITDA and Adjusted EBITDA

Our Consolidated Financial Results: Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Our revenues for the three months ended March 31, 2014 and 2013 were $51.5 million and $22.8 million, respectively. Total operating expenses for the same periods were $60.8 million and $27.6 million, respectively, and net income attributable to our common shareholders was $10.5 million compared to a net loss of $3.6 million, respectively. Adjusted EBITDA to KW common shareholders was $69.2 million and $31.9 million, respectively, for the three months ended March 31, 2014 and 2013. The Company achieved a 117% increase in adjusted EBITDA to KW common shareholders for the three months ended March 31, 2014 as compared to the same period in 2013.
Revenues
Investments Segment Revenues
Rental and hotel income was $25.3 million for the three months ended March 31, 2014 as compared to $6.4 million for the same period in 2013. The $18.9 million increase is primarily due to new acquisitions and consolidations in the later half of 2013. In addition, during the first quarter of 2014, we acquired a portfolio of 14 commercial, retail, and industrial properties located throughout the United Kingdom.
    During the three months ended March 31, 2014, we sold five condominium units, generating $7.2 million of proceeds from the sale of real estate, and sold a parcel of land generating $4.1 million of proceeds from the sale of real estate.

Loan and other income was $1.7 million for the three months ended March 31, 2014 as compared to $0.4 million for the same period in 2013. The increase was due to the acquisition of the notes on the Shelbourne Hotel in Dublin, Ireland, during the first quarter of 2014.
Services Segment Revenues
We earn fees on the following types of services we provide:

•	investment management, including acquisition, asset management and disposition services;

•	property services, including management of commercial real estate for third-party clients, fund investors, and investments held by the Company;

•	research, including consulting practice and data and analytics for the residential real estate development and new home construction industry;

•
auction and conventional sales, including innovative marketing and sales strategies for all types of commercial and residential real estate, including single family homes, mixed-use developments, estate homes, multifamily dwellings, new home projects, conversions and scattered properties;

•	brokerage, including innovative marketing programs tailored to client objectives for all types of investment grade and income producing real estate.
Third Party Services - These are fees earned from third parties and relate to assets in which we do not have an ownership interest.
Our third party fees increased to $5.9 million during the three months ended March 31, 2014 as compared to approximately $5.3 million for the same period in 2013. The $0.6 million increase or 11% increase primarily relates to the positive performance in our real estate consultancy division which specializes in real estate research and capital sourcing for the single-family homebuilding and multifamily apartment industries.
Related Party Services
Our related party fees generated revenues of $7.3 million during the three months ended March 31, 2014 as compared to $8.3 million for the same period in 2013. The decrease in related party revenue primarily relates to acquisition fees earned in 2013 that we did not earn in 2014. Additionally, asset management fees from KWE in the first quarter of 2014 were negligible and there were no performance fees as KWE was formed in February 2014.
Operating Expenses
Investments Segment Operating Expenses
Operating expenses for the three months ended March 31, 2014 increased to $43.4 million compared to $15.4 million for the same period in 2013. The increase is primarily attributable to the following:
Rental operating expenses increased by $11.0 million, and depreciation and amortization increased by $4.2 million due to the acquisitions and consolidations in the later half of 2013 and in the first quarter of 2014.
During the three months ended March 31, 2014, we sold five condominium units and a parcel of land resulting in $9.7 million of sale-related costs compared to 15 condominium units which sold during the same period in 2013, resulting in $1.9 million of sale-related costs.
Compensation and related expenses increased by $3.4 million primarily due to an increase in personnel as a result of our growth of in the United Kingdom and Ireland and the launch of KWE. This increase included accrued discretionary compensation. General and administrative expenses increased by $1.3 million primarily due to our growing operations in the United Kingdom and Ireland as well as the launch of KWE.
Services Segment Operating Expenses
Operating expenses for the three months ended March 31, 2014 were $11.2 million as compared to $8.5 million for the same period in 2013. The increase is attributable to the following:
Compensation and related expenses increased by $1.1 million and general and administrative expenses increased by $1.4 million as a result of the expansion in our research group and the launch of our iPad application, Zonda, and related sales professionals. Zonda provides market insight for the homebuilding industry with real-time data on over 250 metrics impacting the housing market on a national and local level.
Corporate Operating Expenses

Operating expenses for the three months ended March 31, 2014 were approximately $6.2 million as compared to $3.7 million for the same period in 2013. Compensation and related expenses increased by $2.4 million primarily due to an increase in personnel as a result of our growth of in the United Kingdom and Ireland and the launch of KWE. This increase included accrued discretionary compensation.
Income from Unconsolidated Investments
Investments Segment Income from Unconsolidated Investments
During the three months ended March 31, 2014, income from unconsolidated investments was $1.8 million as compared to $2.2 million for the same period in 2013. The decrease is related to a reduction in income from loan pool participations of $0.4 million during the first quarter of 2014 as compared to the same period for 2013. During the three months ended March 31, 2014, we accreted $1.0 million of interest income on our UK Loan Pool as compared to $2.0 million for the same period in 2013. The unpaid principal balance on the UK Loan Pool decreased from $417.4 million as of March 31, 2013 to $31.8 million as of March 31, 2014 resulting in the decrease in the interest income. Offsetting this decline was additional interest income accreted from two additional loan pools acquired after the quarter ended March 31, 2013, which together provided $0.6 million of accretion income during the three months ended March 31, 2014.
During the three months ended March 31, 2014 and 2013, we recorded $0.3 million of equity in joint venture loss in each period. Our share of depreciation generated at the joint venture level was $14.8 million and $9.3 million for the quarter ended March 31, 2014 and 2013. We look at equity in joint venture income plus our share of the joint ventures depreciation to get a better sense of earnings before depreciation and amortization. The amounts were $14.5 million and $9.0 million for the quarter ended March 31, 2014 and 2013 representing a 61% increase.
Services Segment Income from Unconsolidated Investments
During the three months ended March 31, 2014, income from unconsolidated investments was $1.0 million with no comparable activity in 2013. During the fourth quarter of 2013, the Company along with an equity partner acquired an interest in a loan servicing platform in Spain with approximately €23.0 billion of assets under management. The income recognized during the first quarter of 2014 relates to this acquisition.
Non-operating Items
Acquisition-related gains were $84.2 million for the three months ended March 31, 2014 compared to $9.5 million during the same period in 2013. On March 31, 2014, the Company and one of its equity partners amended existing operating agreements governing six separate joint ventures that hold real estate-related investments located in the U.K. and Ireland.  The Company has an approximate 50% ownership interest in these investments.  These joint ventures were previously accounted for by the Company on an equity method basis.  The amendments to the operating agreements provided control to the Company of these investments, as control is defined by FASB Accounting Standards Codification Subtopic 810 - Consolidation.  As a result of gaining control, the Company was required to consolidate the assets and liabilities of these properties at fair value in accordance with FASB Accounting Standards Codification 80 - Business Combinations.  As the fair value of our interests in these properties were in excess of the carrying value, we recorded acquisition-related gains of $80.5 million in the accompanying consolidated statement of operations for the quarter ended March 31, 2014.  See Note 6 - Fair Value Measurements for further detail of the methodology used to determine the fair value of the assets and liabilities acquired in these transactions.
In addition, during the quarter ended March 31, 2014, we foreclosed on a 133,000 square foot retail center and an adjacent 2.4 acre vacant lot in Van Nuys, CA. As a result of the foreclosure, the Company was required to consolidate the assets and liabilities at fair value. As the fair value of the assets was in excess of the basis in the previously held mortgage notes, we recognized a $3.7 million acquisition related gain.
Interest expense associated with corporate debt was $10.5 million for the three months ended March 31, 2014 as compared to $9.7 million for the same period in 2013. The increase in corporate interest expense is attributable to the issuance of $300.0 million aggregate principal of the 2024 Notes which occurred in March 2014 and interest expense paid on the revolving line of credit.
Interest expense associated with investment debt was $5.3 million for the three months ended March 31, 2014 as compared to $1.7 million for the same period in 2013. The increase is due to the acquisitions and consolidations in the later half of 2013 and during 2014.
Provision for income taxes was $8.8 million during the three months ended March 31, 2014 as compared to a $1.7 million benefit from income taxes for the same period in 2013. During the three months ended March 31, 2014, we had domestic gains of $62.8 million which incurs a tax expense at the federal tax rate of approximately 34% offset by foreign losses of $4.1 million by our subsidiaries in the United Kingdom and Ireland which are subject to corporate tax rates of 21.0% and 12.5%, respectively, resulting in a net expense from income taxes. The provision for income taxes does not include non-controlling interest.

We had net income of $37.4 million attributable to noncontrolling interest during the three months ended March 31, 2014 compared to a net loss attributable to noncontrolling interest of $1.0 million during the three months ended March 31, 2013. The increase is mainly due to the acquisition-related gain described above being allocated to noncontrolling interest holders.
Liquidity and Capital Resources
Our liquidity and capital resources requirements include acquisitions of real estate and real estate related assets, capital expenditures for consolidated real estate and unconsolidated investments and working capital needs. We finance these operations with internally generated funds, borrowings under our revolving line of credit and sales of equity and debt securities. Our investments in real estate are typically financed with equity from our balance sheet and mortgage loans secured primarily by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral, subject to limited customary exceptions. In some cases, we guarantee a portion of the loan related to a consolidated property or an unconsolidated investment, usually until some condition, such as completion of construction or leasing or certain net operating income criteria, has been met. We do not expect these guarantees to materially affect liquidity or capital resources. Please refer to the "Off Balance Sheet Arrangements" section for further information. Historically, we have not required significant capital resources to support our brokerage and property management operations.
We believe that our existing cash and cash equivalents plus capital generated from investment management, property services, and research fees, sales of real estate owned, collections from loans and loan pools, as well as our current revolving line of credit, will provide us with sufficient capital requirements to maintain our current portfolio for at least the next twelve months.
To the extent that we engage in additional strategic investments, including real estate, note portfolios, or acquisitions of other real estate related companies, we may need to obtain third party financing which could include bank financing or the public sale or private placement of debt or equity securities. At March 31, 2014, we have approximately $1.3 billion of cash held by one of our consolidated subsidiaries, KWE, of which the majority of it will be used to engage in strategic investments.
Under our current investment strategy, we generally contribute property expertise and a fully funded initial cash contribution, with commitments to provide additional funding. Capital required for additional improvements and supporting operations during leasing and stabilization periods is generally obtained at the time of acquisition via debt financing or third party investors. Accordingly, we generally do not have significant capital commitments with unconsolidated entities. However, there may be certain circumstances when we, usually with the other members of the unconsolidated investment entity, may be required to contribute additional capital for a period of time.
Our need to raise funds from time to time to meet our capital requirements will depend on many factors, including the success and pace of the implementation of our strategy for strategic and accretive growth. We regularly monitor capital-raising alternatives to be able to take advantage of other available avenues to support our working capital and investment needs, including strategic partnerships and other alliances, bank borrowings, and the sale of equity or debt securities. Additionally, we expect to meet the repayment obligations of our corporate borrowings from cash generated by our business or the public sale or private placement of debt or equity securities.
During the quarter ended March 31, 2014, the Company generated a book loss of $4.1 million related to operations in the United Kingdom and Ireland. A foreign tax benefit of $0.3 million attributable to Kennedy-Wilson Holdings, Inc is included in the consolidated tax provision for income taxes related to the portion of income earned directly by subsidiaries in the United Kingdom and Ireland for the quarter ended March 31, 2014. U.S. domestic taxes have not been provided for in the consolidated tax provision on amounts earned directly by these subsidiaries since it is the Company's plan to indefinitely invest amounts earned by these subsidiaries in the United Kingdom and Ireland operations. If these subsidiaries' cumulative earnings were repatriated to the United States additional U.S. domestic taxes of $3.1 million attributable to Kennedy-Wilson Holdings, Inc would be incurred. Additionally, approximately $1.3 billion of our consolidated cash and cash equivalents is held by our subsidiaries in the United Kingdom and Ireland.
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
For the quarter ended March 31, 2014 and 2013, we recorded a loss, net of taxes, of $1.5 million and a gain of $3.6 million, respectively, in other comprehensive income as the portion of the currency forward contract used to hedge the currency exposure of certain of our wholly owned subsidiaries qualifies as a net investment hedge under ASC Topic 815.

Cash Flows
Operating
Our cash flows from operating activities are primarily dependent upon the operating distributions from our unconsolidated investments, revenues from our services business net of operating expenses and other general and administrative costs.  Net cash used in operating activities totaled $36.9 million for the three months ended March 31, 2014.  This was primarily related to the payment of interest expense to fund our investment business, accrued expenses and other liabilities, accrued salaries and benefits and prepayment of expenses. These decreases were offset by operating distributions from our unconsolidated investments of $10.4 million. Net cash used in operating activities totaled $27.6 million for the three months ended March 31, 2013. This was primarily related to operating distributions from our unconsolidated investments of $8.4 million offset by payments of accrued expenses and other liabilities and accrued salaries and benefits.
Investing
Our cash flows from investing activities are generally comprised of cash used to fund investments in unconsolidated investments, property acquisitions, capital expenditures, and loans secured by real estate, as well as return of capital investments from dispositions or refinances on our hard assets and resolutions in our loan participations and loan pools. Net cash used in investing activities totaled $576.7 million for the three months ended March 31, 2014. This was primarily due to $67.1 million of equity invested in unconsolidated investments of which $57.2 million related to the acquisition of a portfolio of 14 assets comprised of commercial, retail and industrial assets which was subsequently contributed into KWE as part of its initial public offering. We invested $367.7 million for the purchase and addition to real estate which mainly included 26 commercial properties located in the United Kingdom and 272 residential units and 31,000 commercial spaces in Dublin. In addition, we invested $158.6 million to fund our equity in loans mainly for the acquisition of notes secured by the Shelbourne Hotel in Dublin, Ireland. The cash used in the aforementioned investing activities was offset by receipt of $11.0 million in distributions from our unconsolidated investments primarily due to refinancing of property level debt and the sale of underlying properties.
Net cash used in investing activities totaled $17.0 million for the three months ended March 31, 2013. This was primarily due to $45.9 million of equity invested in unconsolidated investments of which $20.2 million was invested in the acquisition of a portfolio of 29 income-producing commercial properties located in the United Kingdom, $15.8 million was contributed to an unconsolidated investment for the acquisition of three loans collateralized by four properties that closed in April 2013. In addition, we invested $14.4 million to fund our equity in new and existing loans. The cash used in the aforementioned investing activities was offset by receipt of $15.0 million in distributions from our unconsolidated investments primarily due to the settlement of several Japanese yen-related hedges resulting in a distribution of $11.1 million to us. In addition, we received $13.8 million in distributions from our loan pools primarily due to loan resolutions.
Financing
Our net cash related to financing activities is generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash provided by financing activities totaled $2.0 billion for the three months ended March 31, 2014. This was primarily due to proceeds, net of issuance costs, of $1.4 billion from non controlling interest holders for the initial public offering of Kennedy Wilson Europe, net proceeds of $190.8 million received from the issuance of 9.2 million shares of common stock primarily to institutional investors, the issuance of $300.0 million of senior notes which generated $297.2 million in proceeds, and $195.8 million of proceeds from mortgage loans to finance and refinance consolidated property acquisitions offset by $9.6 million of debt issuance costs. These were offset by repayment of $5.5 million of investment debt and payments of cash dividends of $7.8 million to our common and preferred shareholders.
Net cash provided by financing activities totaled $126.2 million for the three months ended March 31, 2013. This was primarily due to net proceeds of $133.8 million received from the issuance of 9.0 million shares of common stock primarily to institutional investors, offset by payments of cash dividends of $7.1 million to our common and preferred shareholders.
Contractual Obligations and Commercial Commitments
At March 31, 2014, our contractual cash obligations, including debt and operating leases, included the following:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Borrowings: (1)
Investment debt(2)	$869.3	$26.9	$317.2	258.0	267.2
Subordinated debt	40.0	—	—	—	40.0
Senior notes(3)	705.0	—	—	350.0	355.0
Total borrowings	1,614.3	26.9	317.2	608.0	662.2
Operating leases	9.4	2.4	3.3	1.5	2.2
Total contractual cash obligations	$1,623.7	$29.3	$320.5	$609.5	$664.4

(1)
See notes 8-11 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: nine months ending December 31, 2014 - $56.5 million; 1-3 years - $263.3 million; 4-5 years - $130.4 million; After 5 years - $220.7 million. The interest payments on variable rate debt have been calculated using the interest rate in effect at March 31, 2014.

(2) Excludes $12.9 million of unamortized debt premiums on investment debt.
(3) Excludes $1.1 million of net unamortized debt premium on senior notes.
Indebtedness and Related Covenants
The following describes our corporate indebtedness and related covenants.
Senior Notes Payable
In April 2011, Kennedy-Wilson, Inc. issued $200.0 million in aggregate principal amount of its 8.750% senior notes due 2019, for approximately $198.6 million, net of discount. An additional $50.0 million in aggregate principal amount of its 8.750% senior notes due 2019 was issued in April 2011 for approximately $50.8 million, net of premium. In December 2012, Kennedy-Wilson, Inc. issued an additional $100.0 million aggregate principal amount of these 8.750% senior notes for approximately $105.3 million, net of premium. Collectively, the issuances are referred to as "the 2019 Notes." The terms of the 2019 Notes are governed by an indenture, dated as of April 5, 2011, by and among the issuer, Kennedy-Wilson Holdings, Inc, as parent guarantor; certain subsidiaries of the issuer, as subsidiary guarantors; and Wilmington Trust National Association (as successor to Wilmington Trust FSB), as amended by various subsequent supplemental indentures. The 2019 Notes bear interest at 8.750% per annum. Interest is payable on April 1 and October 1 of each year, until the maturity date of April 1, 2019. The issuer's obligations under the 2019 Notes are fully and unconditionally guaranteed by Kennedy-Wilson Holdings, Inc. and the subsidiary guarantors. At any time prior to April 1, 2015, the issuer may redeem the 2019 Notes, in whole or in part, at a price equal to 100% of the principal amount, plus an applicable "make-whole" premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2015, the issuer may redeem the 2019 Notes, in whole or in part, at the redemption prices specified in the indenture. Until April 1, 2014, the issuer may choose to redeem the 2019 Notes in an amount not to exceed in aggregate 35% of the original principal amount of the 2019 Notes together with any additional 2019 Notes issued under the indenture with money the issuer or Kennedy-Wilson Holdings, Inc. raises in certain equity offerings. The amount of the 2019 Notes included in the consolidated balance sheets, net of unamortized discount and premium, was $353.9 million at March 31, 2014.
In November and December 2012, Kennedy-Wilson, Inc. completed a public offering of $55.0 million aggregate principal amount of 7.750% Senior Notes due 2042 (the "2042 Notes"). The 2042 Notes were issued pursuant to an indenture dated as of November 28, 2012, by and among Kennedy-Wilson, Inc., as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantees and Wilmington Trust National Association, as trustee, as amended by various subsequent supplemental indentures. The issuer's obligations under the 2042 Notes are fully and unconditionally guaranteed by Kennedy Wilson and the subsidiary guarantors. At any time prior to December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. Interest on the 2042 Notes accrues at a rate of 7.750% per annum and is payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on March 1, 2013. The 2042 Notes will mature on December 1, 2042. The amount of the 2042 Notes included in the accompanying consolidated balance sheets was $55.0 million at March 31, 2014.

In March 2014, Kennedy-Wilson, Inc., completed a public offering of $300.0 million aggregate principal amount of 5.875% Senior Notes due 2024 (the “2024 Notes”), for approximately $297.2 million, net of discount. The 2024 Notes were issued pursuant to an indenture dated as of March 25, 2014, by and among Kennedy-Wilson, Inc., as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantees and Wilmington Trust National Association, as trustee, as supplemented by a supplemental indenture (the “2024 Indenture”). The issuer's obligations under the 2024 Notes are fully and unconditionally guaranteed by Kennedy Wilson and the subsidiary guarantors. At any time prior to April 1, 2017, the issuer may redeem the 2024 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at a redemption prices specified in the 2024 Indenture, plus accrued and unpaid interest, if any, to the redemption date. Prior to April 1, 2019, the issuer may also redeem up to 35% of the 2024 Notes from the proceeds of certain equity offerings. Interest on the 2024 Notes accrues at a rate of 5.875% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2014. The 2024 Notes will mature on April 1, 2024. The amount of the 2024 Notes included in the accompanying consolidated balance sheets was $297.2 million million at March 31, 2014.
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
Borrowings Under Line of Credit
In September 2013, Kennedy-Wilson, Inc., a wholly owned subsidiary of Kennedy Wilson, amended its existing unsecured revolving credit facility with U.S. Bank and East-West Bank which increased the total principal amount available to be borrowed by an additional $40.0 million, for an aggregate availability of $140.0 million. The loan bears interest at a rate equal to LIBOR plus 2.75% and the maturity date was extended to October 1, 2016. As of March 31, 2014, the unsecured credit facility was undrawn and $140.0 million was still available.
Debt Covenants
The junior subordinated debentures, the unsecured credit facility with U.S. Bank and East West Bank, and the indentures governing the 2019 Notes, 2024 Notes, and 2042 Notes contain numerous restrictive covenants that, among other things, limit Kennedy Wilson's and certain of its subsidiaries' ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The unsecured credit facility and junior subordinated debentures also require Kennedy Wilson to maintain a minimum tangible net worth and a specified amount of cash and cash equivalents.
The junior subordinated debentures require Kennedy-Wilson, Inc. to maintain (i) a fixed charge coverage ratio (as defined in the indenture governing the junior subordinated debentures) of not less than 1.75 to 1.00, measured on a four-quarter rolling basis; (ii) a ratio of total debt to net worth (as defined in the indenture) of not greater than 3.00 to 1.00 at any time; (iii) a tangible net worth (as defined in the indenture) not less than the sum of (x) $15.0 million, plus (y) 60% of any net income (but only if a positive number) for each completed fiscal quarter beginning with the fiscal quarter ended March 31, 2007 until such time as our net worth equals or exceeds $75.0 million and then 50% of any net income for each completed fiscal quarter thereafter, plus (z) 50% of all proceeds of equity interests issued by us or our subsidiaries after the date the debentures were issued; and (iv) a net worth (as defined in the indenture) not less than the sum of (x) $40.0 million, plus (y) 60% of any net income (but only if a positive number) for each completed fiscal quarter beginning with the fiscal quarter ended March 31, 2007 until such time as our net worth equals or exceeds $75.0 million and then 50% of any net income for each completed fiscal quarter thereafter, plus (z) 50% of all proceeds of equity interests issued by us or our subsidiaries after the date the debentures were issued.  As of March 31, 2014, Kennedy Wilson's fixed charge coverage ratio was 3.64 to 1.00, its ratio of total debt to net worth was 1.71 to 1.00 and its tangible net worth and net worth were $901.9 million and $952.5 million, respectively, and Kennedy Wilson was in compliance with these covenants.
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

As of March 31, 2014, Kennedy Wilson's rent adjusted fixed charge coverage ratio was 3.01 to 1.00, its balance sheet leverage ratio was 0.82 to 1.00, and its effective tangible net worth and its unrestricted cash, cash equivalents and publicly traded marketable securities were $905.7 million and $1.6 billion, respectively, and Kennedy-Wilson, Inc. was in compliance with these covenants.
The indentures governing the 2019 Notes, 2024 Notes, and 2042 Notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of March 31, 2014, the balance sheet leverage ratio was 0.78 to 1.00.
Off-Balance Sheet Arrangements
We have provided guarantees associated with loans secured by consolidated assets or assets held in various unconsolidated investments. At March 31, 2014, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $62.6 million. The guarantees expire through 2021, and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
As of March 31, 2014, we have unfulfilled capital commitments totaling $12.5 million to our unconsolidated investments. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
Please refer to our Annual Report on Form 10-K for the year ended December 31, 2013 for discussion of our non-recourse carve-out guarantees arrangements, as there have been no material changes to that disclosure.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The primary market risk exposure of our Company relates to changes in interest rates in connection with our short-term borrowings, some of which bear interest at variable rates based on the lender’s base rate, prime rate, EURIBOR, GBP LIBOR, or LIBOR plus an applicable borrowing margin. These borrowings do not give rise to a significant interest rate risk because they have short maturities. However, the amount of income or loss we recognize for unconsolidated joint ventures or consolidated interest expense from property level debt may be impacted by changes in interest rates. Historically, the impact from the changes in rates has not been significant. Our exposure to market risk also consists of foreign currency exchange rate fluctuations related to our international operations.
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of March 31, 2014, 67% of our property level debt is fixed rate, 21% is floating rate with interest caps and 12% is floating rate without interest caps.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of March 31, 2014. The expected maturity categories take into consideration actual amortization of principal and do not take into consideration reinvestment of cash. The weighted average interest rate for the various assets and liabilities presented are actual as of March 31, 2014. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
	2014	2015	2016	2017	2018	Thereafter	Total	March 31, 2014
(Dollars in millions)
Interest rate sensitive assets
Cash equivalents	$1,573.1	$—	$—	$—	$—	$—	$1,573.1	$1,573.1
Average interest rate	0.02%	—%	—%	—%	—%	—%	0.02%	—
Fixed rate receivables	167.3	8.3	3.6	5.9	—	—	185.1	185.1
Average interest rate	3.10%	10.71%	10.26%	2.16%	—%	—%	—%	—
Variable rate receivables	—	—	17.1	—	—	—	17.1	17.1
Average interest rate	—%	—%	5.17%	—%	—%	—%	—%	—
Total (1)	$1,740.4	$8.3	$20.7	$5.9	$—	$—	$1,775.3	$1,775.3
Weighted average interest rate	0.32%	10.71%	6.05%	2.16%	—%	—%	0.44%
Interest rate sensitive liabilities
Variable rate borrowings	$7.0	$104.2	$23.0	$148.9	$63.3	$194.5	$540.9	$551.0
Average interest rate	3.74%	5.40%	2.57%	3.95%	4.31%	4.35%	4.29%	—
Fixed rate borrowings	—	2.9	14.4	—	18.2	1,037.9	1,073.4	1,111.8
Average interest rate	—%	5.00%	5.91%	—%	4.32%	7.51%	7.43%	—
Total	$7.0	$107.1	$37.4	$148.9	$81.5	$1,232.4	$1,614.3	$1,662.8
Weighted average interest rate	3.74%	5.38%	3.85%	3.95%	4.31%	7.01%	6.38%

Currency Risk
We have established a foreign currency exposure policy, which attempts to minimize our overall exposure to foreign currency fluctuations. We enter into currency forward contracts to manage our exposure to currency fluctuations between our functional currency (the U.S. dollar) and the functional currency (Euros, British Pound Sterling, and Japanese Yen) of certain of our wholly owned subsidiaries and joint venture investments.

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

The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. There were no material changes from the risk factors disclosed in Item 1A of our report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description

4.1	Base Indenture, dated as of March 25, 2014, between Kennedy-Wilson, Inc. and Wilmington Trust, National Association, as trustee.

4.2
Supplemental Indenture No. 1, dated as of March 25, 2014, among Kennedy-Wilson Holdings, Inc., Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association (incorporated by reference to exhibit 4.2 to the registrant’s current report on Form 8-K filed with the SEC on March 26, 2014).

4.3
Supplemental Indenture No. 8, dated as of January 16, 2014, among Kennedy-Wilson, Inc., KW UR Investments 1 LLC, KW UR Investments 2 LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to exhibit 4.37 to the registrant’s annual report on Form 10-K filed with the SEC on March 3, 2014).

4.4
Twentieth Supplemental Indenture, dated as of January 16, 2014, among Kennedy-Wilson, Inc., KW UR Investments 1 LLC, KW UR Investments 2 LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to exhibit 4.28 to the registrant’s annual report on Form 10-K filed with the SEC on March 3, 2014).

4.5	Supplemental Indenture No. 9, dated as of March 18, 2014, among Kennedy-Wilson, Inc., Country Ridge IX, LLC, KW EU Investors VIII, LLC and Wilmington Trust, National Association, as trustee.

4.6	Twenty First Supplemental Indenture, dated as of March 18, 2014, among Kennedy-Wilson, Inc., Country Ridge IX, LLC, KW EU Investors VIII, LLC and Wilmington Trust, National Association, as trustee.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNEDY-WILSON HOLDINGS, INC.

Dated:	May 12, 2014	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)