Form 10-Q
period 2014-06-30
Kennedy-Wilson Holdings, Inc.
filed 2014-08-08
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of common stock outstanding as of August 5, 2014 was 94,955,627.

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

Kennedy-Wilson Holdings, Inc.
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

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2014	December 31, 2013
(Dollars in millions, except share and per share amounts)
Assets
Cash and cash equivalents	$349.5	$170.2
Cash held by consolidated investments (including $42.6 and $0 of restricted cash)	292.8	8.0
Accounts receivable (including $6.3 and $11.4 of related party)	36.8	16.6
Loans (including $4.0 and $4.1 of related party)	402.3	56.8
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	3,553.4	688.1
Unconsolidated investments	532.2	786.1
Other assets	187.7	73.0
Total assets	$5,354.7	$1,798.8

Liabilities and equity
Liabilities
Accounts payable, accrued expenses and other liabilities	285.7	129.1
Investment debt	1,528.7	401.8
Senior notes payable	706.0	409.0
Junior subordinated debentures	40.0	40.0
Total liabilities	2,560.4	979.9

Equity
Cumulative preferred stock, $0.0001 par value per share: 1,000,000 shares authorized $1,000 per share liquidation preference	—	—
Common stock, 91,683,127 and 82,592,607 shares issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	986.3	801.3
Accumulated deficit	(11.8)	(42.2)
Accumulated other comprehensive income	1.6	9.2
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	976.1	768.3
Noncontrolling interests	1,818.2	50.6
Total equity	2,794.3	818.9
Total liabilities and equity	$5,354.7	$1,798.8
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except share and per share amounts)	2014	2013	2014	2013
Revenue
Investment management, property services and research fees (includes $33.3, $13.8, $40.6, and $22.2 of related party fees)	$39.0	$19.5	$52.1	$33.1
Rental and hotel	42.6	10.3	67.8	16.8
Sale of real estate	6.1	6.1	17.4	8.5
Loans and other	4.3	0.5	6.0	0.9
Total revenue	92.0	36.4	143.3	59.3
Operating expenses
Commission and marketing	0.9	1.3	1.8	1.8
Rental and hotel operating	17.9	4.6	32.1	7.7
Cost of real estate sold	3.9	5.1	13.5	7.0
Compensation and related	32.2	18.3	52.8	31.9
General and administrative	8.4	6.4	16.5	11.8
Depreciation and amortization	25.3	4.4	32.6	7.5
Total operating expenses	88.6	40.1	149.3	67.7
Income from unconsolidated investments	31.0	14.8	33.8	16.9
Operating income	34.4	11.1	27.8	8.5
Non-operating income (expense)
Acquisition-related gains	86.0	—	170.3	9.5
Acquisition-related expenses	(7.6)	(0.5)	(11.6)	(0.5)
Interest expense-investment	(11.1)	(2.8)	(16.4)	(4.6)
Interest expense-corporate	(14.7)	(9.7)	(25.2)	(19.4)
Other income	2.1	0.1	2.9	0.4
Income (loss) before (provision for) benefit from income taxes	89.1	(1.8)	147.8	(6.1)
(Provision for) benefit from income taxes	(25.4)	0.5	(34.2)	2.2
Net income (loss)	63.7	(1.3)	113.6	(3.9)
Net (income) loss attributable to the noncontrolling interests	(25.3)	0.9	(62.7)	1.9
Preferred dividends and accretion of preferred stock issuance costs	(2.1)	(2.1)	(4.1)	(4.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$36.3	$(2.5)	$46.8	$(6.1)
Basic earnings per share
Income (loss) per basic	$0.39	$(0.03)	$0.51	$(0.09)
Weighted average shares outstanding for basic	89,140,498	70,976,247	88,645,002	66,432,823
Diluted earnings per share
Income (loss) per diluted	$0.38	$(0.03)	$0.50	(0.09)
Weighted average shares outstanding for diluted	102,115,350	70,976,247	101,435,250	66,432,823
Dividends declared per common share	$0.09	$0.07	$0.18	$0.14
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013

Net income (loss)	$63.7	$(1.3)	$113.6	$(3.9)
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation gain (loss)	23.1	(3.7)	21.9	(18.0)
Amounts reclassified out of AOCI during the period	(8.3)	—	(7.1)	—
Unrealized forward contract, foreign currency (loss) gain	(2.1)	2.2	(3.6)	5.8
Total other comprehensive gain (loss) for the period	12.7	(1.5)	11.2	(12.2)

Comprehensive income (loss)	76.4	(2.8)	124.8	(16.1)
Comprehensive (income) loss attributable to noncontrolling interests	(44.1)	0.9	(81.5)	1.9
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$32.3	$(1.9)	$43.3	$(14.2)
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statement of Equity
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests
(Dollars in millions, except share amounts)	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2013	132,550		82,592,607	$—	$801.3	$(42.2)	$9.2	$50.6	$818.9
Issuance of shares, net	—	—	9,201,250	—	190.7	—	—	—	190.7
Shares forfeited	—	—	(2,475)	—	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(108,255)	—	(2.6)	—	—	—	(2.6)
Stock compensation expense	—	—	—	—	3.4	—	—	—	3.4
Other comprehensive income:
Unrealized foreign currency translation gain, net of tax	—	—	—	—	—	—	2.8	18.8	21.6
Unrealized forward contract foreign currency loss, net of tax	—	—	—	—	—	—	(10.4)	—	(10.4)
Preferred stock dividends	—	—	—	—	—	(4.1)	—	—	(4.1)
Common stock dividends	—	—	—	—	—	(16.4)	—	—	(16.4)
Net income	—	—	—	—	—	50.9	—	62.7	113.6
Consolidation of noncontrolling interests (Note 4)	—	—	—	—	—	—	—	291.8	291.8
Acquisition of Kennedy Wilson Europe (KWE) shares from noncontrolling interest holders	—	—	—	—	—	—	—	(16.8)	(16.8)
Issuance of KWE shares, net (Note 12)	—	—	—	—	(6.5)	—	—	1,416.0	1,409.5
Contributions from noncontrolling interests, excluding KWE	—	—	—	—	—	—	—	8.6	8.6
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(13.5)	(13.5)
Balance at June 30, 2014	132,550	$—	91,683,127	$—	$986.3	$(11.8)	$1.6	$1,818.2	$2,794.3
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2014	2013
Cash flows from operating activities:
Net income (loss)	$113.6	$(3.9)
Adjustments to reconcile net income to net cash provided (used in) by operating activities:
Net gain from sale of real estate	(3.9)	(1.7)
Acquisition-related gain	(170.3)	(9.5)
Depreciation and amortization	32.6	7.5
Provision for (benefit from) deferred income taxes	34.2	(1.8)
Amortization of deferred loan costs	1.6	1.1
Amortization of discount and accretion of premium on issuance of the senior notes and investment debt	(1.2)	(0.5)
Income from unconsolidated investments	(34.1)	(17.1)
Operating distributions from unconsolidated investments	57.7	17.9
Stock-based compensation	3.4	3.4
Change in assets and liabilities:
Accounts receivable	(15.8)	(3.5)
Other assets	(4.4)	(8.1)
Accrued expenses and other liabilities	51.7	(7.7)
Net cash from (used in) operating activities	65.1	(23.9)
Cash flows from investing activities:
Additions to loans	(373.3)	(14.3)
Collections of loans	18.7	33.6
Net proceeds from sale of real estate	15.0	9.0
Purchases of and additions to real estate	(1,289.8)	(108.3)
Proceeds from sale of marketable securities	—	10.0
Investment in marketable securities	(6.9)	—
Distributions from unconsolidated investments	55.6	75.3
Contributions to unconsolidated investments	(106.0)	(200.5)
Net cash used in investing activities	(1,686.7)	(195.2)
Cash flows from financing activities:
Borrowings under senior notes payable	297.2	—
Borrowings under line of credit	90.0	85.0
Repayment of line of credit	(90.0)	(55.0)
Borrowings under investment debt	295.2	68.3
Repayment of investment debt	(14.0)	(0.6)
Debt issue costs	(11.3)	(0.9)
Issuance of common stock	190.7	153.9
Repurchase and retirement of common stock	(2.6)	—
Repurchase of warrants	—	(1.4)
Proceeds from the issuance of KWE shares, net	1,351.1	—
Dividends paid	(18.1)	(9.1)
Change in restricted cash	(42.6)	—
Acquisition of KWE shares from noncontrolling interest holders	(16.8)	—
Contributions from noncontrolling interests, excluding KWE	8.6	0.6
Distributions to noncontrolling interests	(13.5)	(0.2)
Net cash provided by financing activities	2,023.9	240.6
Effect of currency exchange rate changes on cash and cash equivalents	19.2	(2.7)
Net change in cash and cash equivalents	421.5	18.8
Cash and cash equivalents, beginning of period	178.2	120.9
Cash and cash equivalents, end of period	$599.7	$139.7
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental cash flow information:

	Six Months Ended June 30,
(Dollars in millions)	2014	2013
Cash paid for:
Interest	$34.7	$23.3
Income taxes	0.1	2.3

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
(Dollars in millions)	2014	2013

Dividends declared on common stock	$8.2	$5.2

On February 28, 2014, the Company contributed its 50% interest in an unconsolidated investment which held 14 commercial, retail, and industrial properties portfolio to KWE as part of the Company's subscription in KWE's initial public offering as described in note 1.
On March 31, 2014 and June 30, 2014, the Company amended the existing operating agreements governing certain of its investments with its equity partners thereby allowing the Company to gain control of these operating properties. As a result of obtaining control, the Company was required to consolidate the assets and liabilities of these properties at fair value in accordance with FASB ASC Topic 805 Business Combinations as described in note 4.
During the six months ended June 30, 2014, the Company foreclosed on a 133,000 square foot retail center and an adjacent 2.4 acre vacant lot in Van Nuys, CA. As a result of the foreclosure, the Company was required to consolidate the assets and liabilities of the retail center at fair value under ASC Topic 805 Business Combinations and recorded the vacant lot at fair market value as described in note 4.
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

.Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1—BASIS OF PRESENTATION
Kennedy-Wilson Holdings, Inc.’s (together with its wholly owned and controlled subsidiaries, "we," "us," "our," "the Company" or “Kennedy Wilson”) unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. In the opinion of Kennedy Wilson, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2014 and 2013 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2014. For further information, your attention is directed to the footnote disclosures found in Kennedy Wilson’s Annual Report on Form 10-K for the year ended December 31, 2013.
The consolidated financial statements include the accounts of Kennedy Wilson and its wholly owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Kennedy Wilson Europe Real Estate Plc (“KWE,” LSE: KWE), a Jersey investment company formed to invest in real estate and real estate-related assets in Europe, closed its initial public offering ("IPO") on the London Stock Exchange during the quarter ended March 31, 2014, raising approximately $1.7 billion in gross proceeds. KWE is externally managed by a wholly-owned subsidiary of the Company incorporated in Jersey pursuant to an investment management agreement.  Due to the terms provided in the investment management agreement, pursuant to the guidance set forth in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 810 - Consolidation (“Subtopic 810”), the Company is required to consolidate KWE’s results in its consolidated financial statements.  Additionally, the Company invested $145.2 million of cash and contributed $58.3 million of assets acquired by the Company as part of the IPO. During the quarter ended June 30, 2014 the Company acquired an additional one million ordinary shares for £10.0 million and owned approximately 13.2% of KWE’s total issued share capital as of June 30, 2014. The Company also consolidates the results of certain joint ventures in its consolidated financial statements that it controls as defined by Subtopic 810.
In addition, Kennedy Wilson evaluates its relationships with other entities to identify whether they are variable interest entities ("VIEs") as defined in the FASB ASC Subtopic 810-10 and to assess whether it is the primary beneficiary of such entities. If the determination is made that Kennedy Wilson is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with the ASC Subtopic 810-10.
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
REVENUE RECOGNITION—Performance fees or carried interests are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds and loan pool participations based on the cumulative performance of the funds and loan pools and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, Kennedy Wilson calculates the performance fee that would be due to the general partner, special limited partner or asset manager's interests for a fund or loan pool, pursuant to the fund agreement or participation agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. A majority of the performance fees are recognized in investment management revenue, and substantially all of the carried interest is recognized in income from unconsolidated investments in our consolidated statements of operations. Total performance fees recognized from inception through June 30, 2014 that may be reversed in future periods if there is negative fund or loan pool performance totaled $4.6 million. Performance fees accrued as of June 30, 2014 and December 31, 2013 were $4.6 million and $6.1 million, respectively, and are included in accounts receivable in the accompanying consolidated balance sheet.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

REAL ESTATE ACQUISITIONS—The purchase price of acquired properties is recorded to land, buildings and building improvements and intangible lease value (value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values in accordance with ASC Subtopics 805-10 Business Combinations. Acquisition-related costs are expensed as incurred. The ownership of the other interest holders in consolidated subsidiaries is reflected as noncontrolling interests.
The valuations of real estate are based on management estimates of the real estate assets using income and market approaches. The indebtedness securing the real estate is valued, in part, based on third party valuations and management estimates also using an income approach.
NONCONTROLLING INTERESTS—Noncontrolling interests are reported within equity as a separate component of Kennedy Wilson's equity in accordance with ASC Subtopic 810-10, Noncontrolling Interests in Consolidated Financial Statements. Revenues, expenses, gains, losses, net income (loss), and other comprehensive income are reported in the consolidated statements of operations at the consolidated amounts and net income (loss) and comprehensive income attributable to noncontrolling interests are separately stated.
FOREIGN CURRENCIES—The financial statements of subsidiaries located outside the United States are measured using the local currency as this is their functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The foreign currencies include the euro, the British pound sterling, and the Japanese yen. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in the consolidated statement of equity as a component of accumulated other comprehensive income.
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

INCOME TAXES—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In accordance with ASC Subtopic 740-10 Accounting for Uncertainty in Income Taxes , Kennedy Wilson recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
RECENT ACCOUNTING PRONOUNCEMENTS—On April 10, 2014, the FASB issued ASU 2014-08, which amends the definition of discontinued operations and requires additional disclosures for disposal transactions that do not meet the revised discontinued operations criteria. ASU 2014-08 is required to be adopted for fiscal years beginning after December 15, 2014, with early adoption permitted. The Company's early adoption of this pronouncement on January 1, 2014 did not have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued an accounting standard update that will use a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. The model will identify the contract, identify any separate performance obligations in the contract, determine the transaction price, allocate the transaction price and recognize revenue when the performance obligation is satisfied. The new standard will replace most existing revenue recognition in GAAP when it becomes effective for the Company on January 1, 2017. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
The FASB did not issue any other ASCs during the first six months of 2014 that we expect to be applicable and have a material impact on our financial position or results of operations.
RECLASSIFICATIONS—Certain balances included in prior year's financial statements have been reclassified to conform with the current year's presentation.
NOTE 3—LOANS

The following table summarizes Kennedy Wilson's investment in loans at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
(Dollars in millions)	2014	2013
Loans	$398.3	$52.7
Loans — related parties	4.0	4.1
Total loans	$402.3	$56.8

During the first quarter of 2014, Kennedy Wilson acquired the loans secured by a five-star hotel located in Dublin, Ireland for $152.4 million. As of June 30, 2014, due to foreign currency fluctuations, the loans had a balance of $152.5 million and the investment debt balance for the hotel was $81.9 million, which are consolidated on Kennedy Wilson's consolidated balance sheet.
During the second quarter of 2014, KWE acquired the loans secured by five real estate loans under receivership which are secured against five high tech properties located across England for $156.3 million and the acquisition of subordinated notes secured by 20 commercial properties located throughout England and Scotland for $62.2 million.
Loan income
Kennedy Wilson recognized interest income on loans of $3.8 million and $5.5 million during the three and six months ended June 30, 2014, respectively, and $0.5 million and $0.9 million during the three and six months ended June 30, 2013, respectively.
NOTE 4—REAL ESTATE AND IN-PLACE LEASE VALUE
The following table summarizes the Company's investment in consolidated real estate properties at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
(Dollars in millions)	2014	2013
Land	$935.5	$187.8
Buildings	2,256.7	484.1
Building improvements	34.3	12.7
In-place lease value	384.3	29.8
	3,610.8	714.4
Less accumulated depreciation and amortization	(57.4)	(26.3)
Real estate, net	$3,553.4	$688.1

Real property, including land, buildings, and building improvement, are included in real estate and are generally stated at cost. Buildings and building improvements are depreciated on a straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value and depreciated over their respective weighted-average lease term which was 5.3 years at June 30, 2014.
Consolidated Acquisitions
The purchase of property is recorded to land, buildings, building improvements, and intangible lease value (including the value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

respective estimated fair values. The purchase price generally approximates the fair value of the properties as acquisitions are generally transacted with third-party willing sellers. Acquisition-related costs are expensed as incurred.
During the six months ended June 30, 2014, Kennedy Wilson and its consolidated subsidiaries acquired the following properties:

(Dollars in millions)				At Acquisition(5)
Date acquired	Type	Description	Location	Land	Building	Intangible assets	Investment debt	KWH Shareholders' Equity
1/20/2014	Commercial (1)	Portfolio of 14 commercial, retail, and industrial properties	United Kingdom	$28.9	$47.1	$41.4	$—	$58.7
2/20/2014	Hotel	193 room hotel	Western U.S.	1.3	8.3	—	—	6.9
2/28/2014	Multifamily	24 apartment units, 2 penthouse units, and 1,000 square feet of retail	Ireland	0.6	15.1	0.4	9.6	6.5
3/28/2014	Commercial (2)	26 commercial properties throughout England and Scotland	United Kingdom	54.0	132.0	54.0	—	29.3
3/31/2014	Multifamily(3)	281 completed apartments and a partially completed residential block, 725k square feet of commercial space, and 7.4 acres of commercial development land	Ireland	32.7	80.9	1.2	78.9	35.9
4/1/2014	Commercial	98k square foot retail center	Western U.S.	2.4	5.8	0.4	6.0	1.9
4/30/2014	Multifamily	203 unit apartment building	Western U.S.	2.7	24.0	0.3	13.3	13.3
6/25/2014	Multifamily(2)	81 unit apartment building	Ireland	4.8	15.0	0.4	—	2.7
6/26/2014	Commercial(2)	13 commercial properties	Ireland	104.9	344.3	52.3	273.1	30.1
6/27/2014	Commercial(2)(4)	20 commercial properties throughout England and Scotland	United Kingdom	106.8	300.7	127.0	—	70.6
6/30/2014	Multifamily	542 unit apartment building	Western U.S.	38.3	57.5	0.6	77.2	18.6
				$377.4	$1,030.7	$278.0	$458.1	$274.5

(1) On February 28, 2014, the Company contributed its 50% interest in this portfolio to KWE as part of the Company's investment in KWE's initial public offering.
(2) These portfolios of properties were acquired by KWE.
(3) This asset was sold to KWE on June 24, 2014.
(4) KWE acquired subordinated notes on this property during the quarter and used its position as a debt holder to secure the transaction. The Company recognized an acquisition-related gain of $15.2 million on the transaction due to its ability to acquire the underlying real estate at a discount to its fair value.
(5) Excludes acquisition expenses and net other assets
Consolidation of previously unconsolidated investments
On March 31, 2014, the Company and one of its equity partners amended and restated existing operating agreements governing six separate joint ventures that hold real estate-related investments located in the U.K. and Ireland.  The Company has an approximate 50% ownership interest in these investments.
On June 30, 2014, the Company and one of its equity partners amended and restated the existing operating agreement of KW Residential ("KWR") which governs 50 multifamily properties in and around Tokyo, Japan comprising approximately 2,400 units. The Company has an approximate 41% ownership interest in these investments.
These joint ventures were previously accounted for by the Company on an equity method basis due to substantive participation of the equity partners in the operational control over the real estate assets.  The operating agreements of the investments were amended and restated to give the Company full operational control over the real estate assets while the equity partners retained only certain protective rights. Given that the Company now controls the joint ventures and the ultimate real estate assets held by the joint ventures under the amended and restated operating agreements, we concluded that it was required to change the accounting treatment of these joint ventures from the equity method to consolidated treatment pursuant to ASC 810 Consolidation.
As a result of gaining control, the Company was required to consolidate the assets and liabilities of these properties at fair value in accordance with FASB ASC Topic 805 Business Combinations.  As the fair value of our interests in these properties were in excess of their carrying value of their ownership interest, we recorded acquisition-related gains in the accompanying

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

consolidated statement of operations for the three and six months ended June 30, 2014 as further detailed below.  See Note 6 - Fair Value Measurements for further detail of the methodology used to determine the fair value of the assets and liabilities acquired in these transactions.
The following table summarizes the assets and liabilities assumed as a result of gaining control of these properties and the acquisition-related gains recognized:

(Dollars in millions)
Property	Type	Location	Cash	Real estate and acquired in-place lease values, net	Accounts receivable and other assets	Accounts payable, accrued expenses, and other liabilities	Investment debt	Noncontrolling interests	Acquisition related gain
Three multifamily properties	Multifamily	Ireland	$3.6	$248.5	$0.9	$5.4	$114.3	$66.6	$39.3
Two office properties	Commercial	Ireland	4.3	223.9	7.6	4.9	75.2	77.9	33.5
Two commercial properties and loans secured by real estate	Commercial & Loans	U.K.	9.6	195.0	5.6	8.1	100.8	62.0	11.9
50 multifamily properties	Multifamily	Japan	21.0	501.2	14.3	4.6	283.7	146.8	66.7
			$38.5	$1,168.6	$28.4	$23.0	$574.0	$353.3	$151.4
Loans converted to real estate
In addition, during the quarter ended March 31, 2014, the Company foreclosed on a 133,000 square foot retail center and an adjacent 2.4 acre vacant lot in Van Nuys, CA. As a result of the foreclosure, the Company was required to consolidate the assets and liabilities of the retail center at fair value under FASB ASC Topic 805 - Business Combinations and recorded the vacant lot at fair market value. As the fair value of the assets was in excess of the basis in the previously held mortgage notes, the Company recognized a $3.7 million acquisition-related gain.
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
The unaudited pro forma data presented below assumes that the acquisitions during the six months ended June 30, 2014 occurred as of January 1, 2013.

	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except for per share data)	2014	2013	2014	2013
Pro forma revenues	$113.6	$78.3	$209.1	$140.5
Pro forma income from unconsolidated investments	27.1	(0.7)	26.0	2.7
Pro forma net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	36.9	0.7	46.9	0.1
Pro forma net income (loss) per share:
Basic	$0.41	$0.01	$0.53	$—
Diluted	$0.36	$0.01	$0.46	$—
NOTE 5—UNCONSOLIDATED INVESTMENTS

The Company has unconsolidated investments through real estate related joint ventures and loan pool participations. The following table details its investments in joint ventures and loan pool participations as of June 30, 2014 and December 31, 2013:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	June 30,	December 31,
(Dollars in millions)	2014	2013
Investments in joint ventures	$473.3	$751.4
Investments in loan pool participations	58.9	34.7
Total	$532.2	$786.1
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
Joint Venture Holdings
As of June 30, 2014 and December 31, 2013, the Company's investment in joint ventures totaled $473.3 million and $751.4 million, respectively.
The following table details our investments in joint ventures by investment type and geographic location as of June 30, 2014:

(Dollars in millions)	Multifamily	Commercial	Loan	Residential	Other	Total
Western U.S.	$134.3	$157.4	$50.1	$50.0	$9.3	$401.1
United Kingdom	—	44.3	—	—	—	44.3
Spain	—	—	—	—	27.9	27.9
Total	$134.3	$201.7	$50.1	$50.0	$37.2	$473.3
The following table details our investments in joint ventures by investment type and geographic location as of December 31, 2013:

(Dollars in millions)	Multifamily	Commercial	Loan	Residential	Other	Total
Western U.S.	$133.3	$160.3	$50.3	$48.7	$8.0	$400.6
Japan	68.8	—	—	—	—	68.8
United Kingdom	—	104.5	6.3	—	—	110.8
Ireland	48.2	96.1	—	—	—	144.3
Spain	—	—	—	—	26.9	26.9
Total	$250.3	$360.9	$56.6	$48.7	$34.9	$751.4
KW Residential LLC
On June 30, 2014, the Company and one of its equity partners amended existing operating agreements governing KW Residential, LLC ("KWR") which was accounted for using the equity method. KWR is a joint venture investment in a portfolio of 50 apartment buildings comprised of approximately 2,400 units, located primarily in Tokyo and surrounding areas. Kennedy Wilson owns approximately 41% of KWR, not including any promoted interests. As a result of obtaining control of this investment, KWR was consolidated as of June 30, 2014. The investment is presented as an unconsolidated investment for prior periods. See Note 4.
KWR was the Company's largest joint venture investment as of December 31, 2013 with a balance of $68.8 million. As of June 30, 2014 and December 31, 2013, the Company did not have any other joint venture investments which individually exceeded 10% of the investments in the joint venture balance.
During the three months ended June 30, 2014 and 2013, the Company recognized $0.6 million in gains and $2.0 million in losses, from foreign currency translation adjustments, net of hedges, from its investment in KWR. During the six months ended June 30, 2014 and 2013, the Company recognized $0.4 million and $6.3 million, respectively, in losses from foreign currency translation adjustments, net of hedges, from its investment in KWR.
During the three and six months ended June 30, 2014 and 2013, the Company received the following cash distributions from its investment in KWR for the settlement of hedges, refinancing of property level debt, and operating distributions:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Operating distributions	$1.3	$0.5	$1.7	$2.5
Refinancing of property level debt	—	4.4	—	5.3
Settlement of hedges	—	0.2	—	10.8
Total	$1.3	$5.1	$1.7	$18.6
Joint Venture Consolidation
In addition to KWR as discussed above, on March 31, 2014, the Company and one of its equity partners amended existing operating agreements governing investments for six investments in Europe which were accounted for using the equity method. As a result of obtaining control, the joint venture investments were consolidated as of March 31, 2014. The investments are presented as an unconsolidated investment for prior periods. See Note 4.
Contributions to Joint Ventures
During the six months ended June 30, 2014, Kennedy Wilson made $80.9 million in contributions to new and existing joint venture investments.
See the table below for a breakdown of contributions to new joint venture investments for the six months ended June 30, 2014:

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
In addition to the capital contributions above, Kennedy Wilson contributed $19.7 million to existing joint ventures to fund our share of a development project, capital expenditures and for working capital needs.
Distributions from Joint Ventures
During the six months ended June 30, 2014, Kennedy Wilson received $100.3 million in operating and investing distributions from its joint ventures. Investing distributions resulted from the refinancing of property level debt and asset sales. Operating distributions resulted from operating cash flow generated by the joint venture investments.
The following table details cash distributions by investment type and geographic location for the six months ended June 30, 2014:

	Multifamily		Commercial		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$4.8	$1.5	$3.0	4.4	3.6	$3.3	$11.4	$9.2
Japan	1.7	—	—	—	—	—	1.7	—
United Kingdom	—	—	5.3	9.8	—	—	5.3	9.8
Ireland	—	—	31.6	30.3	—	—	31.6	30.3
Spain	—	—	—	—	—	1.0	—	1.0
Total	$6.5	$1.5	$39.9	$44.5	$3.6	$4.3	$50.0	$50.3

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Variable Interest Entities
Kennedy Wilson has determined that it has investments in five variable interest entities ("VIEs") as of June 30, 2014 and has concluded that Kennedy Wilson is not the primary beneficiary of any of the investments. As of June 30, 2014, the five VIEs had assets totaling $170.5 million with Kennedy Wilson’s exposure to loss as a result of its interests in these VIEs totaling $72.9 million related to its equity contributions.
The Company determines the appropriate accounting method with respect to all investments that are not VIEs based on the control-based framework (controlled entities are consolidated) provided by the consolidations guidance in FASB ASC Topic 810. The Company's determination considers specific factors cited under FASB ASC Topic 810-20 Control of Partnerships and Similar Entities which presumes that control is held by the general partner (and managing member equivalents in limited liability companies). Limited partners' substantive participation rights may overcome this presumption of control. The Company accounts for joint ventures it is deemed not to control using the equity method of accounting while controlled entities are consolidated.
Capital Commitments
As of June 30, 2014, Kennedy Wilson has unfulfilled capital commitments totaling $11.3 million to four of its joint ventures. We may be called upon to contribute additional capital to joint ventures in satisfaction of Kennedy Wilson capital commitment obligations.
Guarantees
Kennedy Wilson has certain guarantees associated with loans secured by consolidated assets or assets held directly or in various joint ventures. As of June 30, 2014, the maximum potential amount of future payments (undiscounted) Kennedy Wilson could be required to make under the guarantees was approximately $63.8 million which is approximately 2% of investment level debt of the Company. The guarantees expire through 2019, and Kennedy Wilson’s performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds from the property. Based upon Kennedy Wilson’s evaluation of guarantees under FASB ASC Subtopic 460-10 Estimated Fair Value of Guarantees, the estimated fair value of guarantees made as of June 30, 2014 and December 31, 2013 was immaterial.
Investments in loan pool participation

As of June 30, 2014 and December 31, 2013, the Company's investment in loan pool participations totaled $58.9 million and $34.7 million, respectively.

The following table represents the demographics of the Company's investment in the loan pools including the initial unpaid principal balance ("UPB") and the UPB as of June 30, 2014.

(Dollars in millions)		Kennedy Wilson Ownership	Unpaid Principal Balance		Kennedy Wilson Initial Equity Invested	Investment Balance at June 30, 2014	Expected Accretion Over Total Estimated Collection Period
Acquisition Date	Location		Initial(1)	June 30, 2014(1)				Accreted to Date
February 2010(2)	Western U.S.	15.0%	$342.4	$—	$11.2	$0.6	$4.6	$4.6
April 2012	Western U.S.	75.0%	43.4	2.8	30.9	2.4	4.3	4.0
August 2012	Ireland	10.0%	492.7	345.9	7.0	8.5	1.9	0.8
December 2012	United Kingdom	5.0%	661.9	110.2	19.3	2.7	2.0	1.6
April 2013	United Kingdom	10.0%	198.4	111.0	13.0	5.6	5.6	1.2
August 2013	United Kingdom	20.0%	145.5	145.5	7.5	8.7	4.9	1.2
May 2014	United Kingdom	33.3%	111.0	111.0	30.3	30.4	2.3	0.1
Total			$1,995.3	$826.4	$119.2	$58.9	$25.6	$13.5

(1) Estimated foreign exchange rate is £0.59 = $1 USD and €0.73 = $1 USD as of June 30, 2014.
(2) Equity invested represents guarantee claims against note holders in loan pool.

The following table presents the income from unconsolidated investments for loan pools and foreign currency gain and (loss) recognized by Kennedy Wilson during the three and six months ended June 30, 2014 and 2013 for the loan pools that were outstanding:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Income from unconsolidated investments	$2.5	$2.9	$4.6	$5.4
Foreign currency translation gain (loss)	0.2	(1.1)	0.4	(5.0)
Total	$2.7	$1.8	$5.0	$0.4
NOTE 6—FAIR VALUE MEASUREMENTS
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of June 30, 2014:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Marketable securities	$11.0	$—	$—	$11.0
Unconsolidated investments	—	—	78.5	78.5
Currency forward contract	—	(1.1)	—	(1.1)
Total	$11.0	$(1.1)	$78.5	$88.4
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

Marketable Securities

Marketable securities include the Company's investment in publicly traded equity securities. The amount above excludes the Company's 13.2 million shares in KWE as the investment is eliminated due to the consolidation of KWE's results. Based on the June 30, 2014 share price the Company's investment in KWE is $248.5 million.

Unconsolidated Investments
Kennedy Wilson records its investments in KW Property Fund III, L.P. and Kennedy Wilson Real Estate Fund IV, L.P. (the "Funds") based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. Kennedy Wilson’s investment balance in the Funds was $31.0 million and $33.5 million at June 30, 2014 and December 31, 2013, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets. As of June 30, 2014, Kennedy Wilson had unfunded capital commitments to the Funds in the amount of $4.5 million.
Kennedy Wilson elected to use the fair value option ("FV Option") for two unconsolidated investment entities to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $47.5 million and $47.6 million at June 30, 2014 and December 31, 2013, respectively, which is included in unconsolidated investments in the accompanying balance sheets.
In estimating fair value of real estate held by the Funds and the two FV Option investments, Kennedy Wilson considers significant unobservable inputs such as capitalization and discount rates.
The following table summarizes our investments in unconsolidated investments held at fair value by type:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)	June 30, 2014	December 31, 2013
Funds	$31.0	$33.5
FV Option	47.5	47.6
Total	$78.5	$81.1
The following table presents changes in Level 3 investments for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Beginning balance	$82.0	$68.4	$81.1	$68.4
Contributions	1.0	5.6	2.4	5.8
Distributions	(4.5)	—	(5.0)	(0.2)
Ending balance	$78.5	$74.0	$78.5	$74.0
There was no material change in unrealized gains and losses on Level 3 investments during the three and six months ended June 30, 2014 and 2013 for investments still held as of June 30, 2014.
Unobservable inputs for real estate
The table below describes the range of unobservable inputs for real estate assets:

Estimated Rates Used for
	Capitalization Rates	Discount Rates
Office	6.00% - 7.50%	7.00% - 9.75%
Retail	6.00% - 10.00%	9.00% - 12.00%
Hotel	6.50%	8.00%
Multifamily	4.40% - 6.75%	4.90% - 9.00%
Loan	n/a	1.75% - 12.00%
Land and condominium units	n/a	8.00% - 12.00%
In valuing real estate, related assets and indebtedness, Kennedy Wilson considers significant inputs such as the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by Kennedy Wilson for these types of investments range from 0.76% to 12.00%.
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
Currency forward contracts
Kennedy Wilson has currency forward contracts to manage its exposure to currency fluctuations between its functional currency (U.S. dollars) and the functional currency (euros, GBP, and JPY) of certain of its wholly-owned and consolidated subsidiaries. To accomplish this objective, Kennedy Wilson hedged these exposures by entering into currency forward contracts to partially hedge Kennedy Wilson's exposure to its net investment in certain foreign operations caused by currency fluctuations. The currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the foreign currency applied to the notional value in that foreign currency discounted at a market rate for similar risks. Although Kennedy Wilson has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the derivative utilize Level 3 inputs. However, as of June 30, 2014, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, Kennedy Wilson has determined that its derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
Changes in fair value are recorded in other comprehensive income in the accompanying consolidated statements of comprehensive income (loss) as the portion of the currency forward contract used to hedge currency exposure of its certain wholly owned subsidiaries qualifies as a net investment hedge under FASB ASC Topic 815. The fair value of the derivative instruments held as of June 30, 2014 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the balance sheet. See note 12 for a complete discussion on other comprehensive income including currency forward contracts and foreign currency translations.
The table below details the currency forward contracts the Company had as of June 30, 2014:

(Dollars in millions)							Change in Unrealized Gains (Losses)
Currency Hedged	Underlying Currency	Notional Amount	Trade Date	Settlement Date	Exchange Rate	Fair Value	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
EUR	USD	€93.5	5/31/2012 - 6/25/2014	6/4/2015 - 6/27/2019	1.2400 - 1.4471	$(5.3)	$(0.1)	$0.1
GBP	USD	£95.5	8/23/2013 - 2/25/2014	8/28/2014 - 2/27/2019	1.5522 - 1.6491	(6.1)	(2.3)	(4.1)
EUR(1)	GBP	€130.0	6/18/2014 - 6/27/2014	6/4/2017 - 7/2/2018	0.8322 - 0.8621	(1.2)	(1.2)	(1.2)
Yen(2)	USD	¥12,200.0	2/6/2013	2/8/2016	91.645 - 91.69	11.5	—	—
Total(3)						$(1.1)	$(3.6)	$(5.2)

(1) Hedge is held by KWE on its wholly-owned subsidiaries
(2) Hedge is held by KWR on its wholly-owned subsidiaries
(3) Hedges are presented gross in the consolidated balance sheet. Hedge assets are included in other assets and hedge liabilities are included in other liabilities.

In order to manage currency fluctuations between KWR's functional currency (U.S. dollar) and the functional currency of KWR's wholly owned subsidiaries (Japanese yen), KWR entered into forward foreign currency contracts to hedge a portion of its currency risk. During the three and six months ended June 30, 2014, the Company recognized $0.8 million and $1.6 million, respectively, of gross unrealized losses related to these hedges. Due to the consolidation of KWR as of June 30, 2014, the hedge asset relating to the forward foreign currency contracts was consolidated at fair value.

In order to manage currency fluctuations between KWE's functional currency (GBP) and the functional currency of certain wholly owned subsidiaries (Euro), KWE entered into forward foreign currency contracts to hedge a portion of its currency risk. Due to the consolidation of KWE, the hedge liability relating to the forward foreign currency contracts was consolidated at fair value.
Fair value of financial instruments
The carrying amounts of cash and cash equivalents, accounts receivable including related party receivables, accounts payable, accrued expenses and other liabilities, accrued salaries and benefits, and deferred and accrued income taxes approximate fair value due to their short-term maturities. The carrying value of loans (excluding related party loans as they are presumed not to be an arm’s length transaction) approximates fair value as the terms are similar to loans with similar characteristics available in the market.
The Company accounts for its debt liabilities at face value plus net unamortized debt premiums and any fair value adjustments as part of business combinations. The fair value as of June 30, 2014 and December 31, 2013 for the senior notes payable, investment debt and junior subordinated debentures were estimated to be approximately $2,319.7 million and $878.2 million, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

the risk of the underlying collateral and our credit risk to the current yield of a similar security, compared to their carrying value of $2,274.7 million and $850.8 million at June 30, 2014 and December 31, 2013, respectively.
NOTE 7—OTHER ASSETS
Other assets consist of the following:

(Dollars in millions)	June 30, 2014	December 31, 2013
Above-market leases, net of accumulated amortization of $1.2 million at June 30, 2014	79.5	—
Goodwill	23.9	23.9
Loan fees, net of accumulated amortization of $6.2 million and $4.5 million at June 30, 2014 and December 31, 2013, respectively	23.7	14.1
Deposits and other, net of accumulated amortization of $1.9 million and $1.2 million at June 30, 2014 and December 31, 2013, respectively	29.3	13.0
Marketable securities(1)	11.0	4.0
Office furniture and equipment net of accumulated depreciation of $2.8 million and $2.2 million at June 30, 2014 and December 31, 2013, respectively	9.7	10.4
Prepaid expenses	10.6	7.6
Other Assets	$187.7	$73.0
(1) The amount above excludes the Company's 13.2 million shares in KWE as the investment is eliminated due to the consolidation of KWE's results. Based on the June 30, 2014 share price the Company's investment in KWE is $248.5 million.
NOTE 8—INVESTMENT DEBT
Investment debt at June 30, 2014 and December 31, 2013 consists of the following:

(Dollars in millions)		Carrying Amount of Investment Debt as of (1)
Types of Property Pledged as Collateral	Region	June 30, 2014	December 31, 2013
Multifamily (1)	Western U.S.	$349.8	$261.0
Commercial	Western U.S.	136.9	110.4
Residential	Western U.S	30.0	28.0
Multifamily (1)	Japan	283.7	—
Commercial	Japan	2.4	2.4
Commercial (1)	Ireland	347.0	—
Multifamily (1)	Ireland	200.6	—
Loans(1)	Ireland	81.9	—
Commercial (1)	United Kingdom	96.4	—
Investment debt(2)		$1,528.7	$401.8

(1) The investment debt balances include the unamortized debt premiums. Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan premium as of June 30, 2014 and December 31, 2013 was $21.5 million and $5.3 million, respectively.
(2) The investment debt had a weighted average interest rate of 3.68% and 4.13% per annum at June 30, 2014 and December 31, 2013.
During the six months ended June 30, 2014, 19 mortgage loans were consolidated, and eight acquisitions were partially financed with mortgages. See note 4 for more detail on the acquisitions and the investment debt associated with them.
The aggregate maturities of investment debt subsequent to June 30, 2014 are as follows:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)
2014	$30.5
2015	124.4
2016	60.0
2017	211.9
2018	351.7
Thereafter	728.7
1,507.2
Debt premium	21.5
$1,528.7
NOTE 9—SENIOR NOTES

			June 30, 2014			December 31, 2013
(Dollars in millions)				Unamortized			Unamortized
	Interest Rate	Maturity Date	Face Value	Net Premium/(Discount)	Carrying Value	Face Value	Net Premium/(Discount)	Carrying Value
2042 Notes	7.75%	12/1/2042	$55.0	$—	$55.0	$55.0	$—	$55.0
2024 Notes	5.88%	4/1/2024	300.0	(2.7)	297.3	—	—	—
2019 Notes	8.75%	4/1/2019	350.0	3.7	353.7	350.0	4.0	354.0
Senior Notes			$705.0	$1.0	$706.0	$405.0	$4.0	$409.0

In March 2014, Kennedy Wilson completed a public offering of $300.0 million aggregate principal amount of 5.875% Senior Notes, due 2024. The 2024 notes were issued and sold at a public offering price of 99.068% of their principal amount by Kennedy-Wilson, Inc. (the “Issuer”), a wholly owned subsidiary of Kennedy Wilson.
The indentures governing the 2019 Notes, 2024 Notes, and 2042 Notes contain various restrictive covenants, including, among others, limitations on our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness, to make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stock, engage in transactions with affiliates, create or permit liens on assets, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indentures limit Kennedy-Wilson, Inc.'s ability and the ability of its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of June 30, 2014, the balance sheet leverage ratio was 0.76 to 1.00. See Note 16 for the guarantor and non-guarantor financial statements.
NOTE 10—LINE OF CREDIT

In September 2013, Kennedy-Wilson, Inc. amended its existing unsecured revolving credit facility with U.S. Bank and East-West Bank and added Bank of Ireland which increased the total principal amount available to be borrowed by an additional $40.0 million, for an aggregate availability of $140.0 million. The loan bears interest at a rate equal to LIBOR plus 2.75% and the maturity date was extended to October 1, 2016. The revolving loan agreement that governs the unsecured credit facility requires Kennedy-Wilson, Inc. to maintain (i) a minimum rent, adjusted fixed charge coverage ratio (as defined in the revolving loan agreement) of not less than 1.50 to 1.00, measured on a four quarter rolling average basis; (ii) a maximum balance sheet leverage (as defined in the revolving loan agreement) of not greater than 1.50 to 1.00, measured at the end of each calendar quarter; (iii) an effective tangible net worth (as defined in the revolving loan agreement) equal to or greater than $250.0 million, measured at the end of each calendar quarter; and (iv) unrestricted cash, cash equivalents and publicly traded marketable securities in the aggregate amount of at least $40.0 million.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

As of June 30, 2014, Kennedy-Wilson, Inc.'s adjusted fixed charge coverage ratio was 3.73 to 1.00, its balance sheet leverage ratio was 0.80 to 1.00, and its effective tangible net worth and its unrestricted cash, cash equivalents and publicly traded marketable securities were $928.5 million and $610.7 million, respectively, and Kennedy-Wilson, Inc. was in compliance with these covenants. The revolving loan agreement also provides that any subsidiary guarantors under our 2019 Notes and 2042 Notes must provide guarantees of the loans drawn on our unsecured revolving credit facility.  See Note 9 for a discussion of our senior notes.

During the six months ended June 30, 2014, the Company drew and repaid $90.0 million on its unsecured credit facility to fund acquisitions. The maximum amount drawn on the unsecured credit facility at any one point during the six months ended June 30, 2014 was $90.0 million. As of June 30, 2014, the unsecured credit facility was undrawn and $140.0 million was still available.

In July 2014 Kennedy-Wilson, Inc. increased its unsecured corporate line of credit facility from $140.0 million to $300.0 million. The increase was driven by the admission of Bank of America, N.A., Deutsche Bank AG New York Branch and J.P. Morgan Chase Bank, N.A. to the existing lender syndicate and an increased commitment from The Governor and Company of the Bank of Ireland.

The revolving loan agreement that governs the unsecured credit facility was updated due to the increase in the facility. The updated facility requires Kennedy-Wilson, Inc. to maintain (i) a minimum rent, adjusted fixed charge coverage ratio (as defined in the revolving loan agreement) of not less than 1.50 to 1.00, measured on a four quarter rolling average basis and (ii) maximum balance sheet leverage (as defined in the revolving loan agreement) of not greater than 1.50 to 1.00, measured at the end of each calendar quarter; (iii) an effective tangible net worth (as defined in the revolving loan agreement) equal to or greater than $500.0 million plus 50% of any new equity offerings, measured at the end of each calendar quarter; and (iv) unrestricted cash, cash equivalents and publicly traded marketable securities in the aggregate amount of at least $40.0 million.

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
The junior subordinated debentures require Kennedy-Wilson, Inc. to maintain (i) a fixed charge coverage ratio (as defined in the indenture governing the junior subordinated debentures) of not less than 1.75 to 1.00, measured on a four-quarter rolling basis; (ii) a ratio of total debt to net worth (as defined in the indenture) of not greater than 3.00 to 1.00 at any time; (iii) a tangible net worth (as defined in the indenture) not less than the sum of (x) $15.0 million, plus (y) 60% of any net income (but only if a positive number) for each completed fiscal quarter beginning with the fiscal quarter ended March 31, 2007 until such time as our net worth equals or exceeds $75.0 million and then 50% of any net income for each completed fiscal quarter thereafter, plus (z) 50% of all proceeds of equity interests issued by us or our subsidiaries after the date the debentures were issued; and (iv) a net worth (as defined in the indenture) not less than the sum of (x) $40.0 million, plus (y) 60% of any net income (but only if a positive number) for each completed fiscal quarter beginning with the fiscal quarter ended March 31, 2007 until such time as our net worth equals or exceeds $75.0 million and then 50% of any net income for each completed fiscal quarter thereafter, plus (z) 50% of all proceeds of equity interests issued by us or our subsidiaries after the date the debentures were issued. As of June 30, 2014, Kennedy Wilson's fixed charge coverage ratio was 4.39 to 1.00, its ratio of total debt to net worth was 2.33 to 1.00 and its tangible net worth and net worth were $924.8 million and $976.1 million, respectively, and Kennedy Wilson was in compliance with these covenants.
NOTE 12—STOCKHOLDERS' EQUITY
Common Stock
In January 2014, Kennedy Wilson completed an offering of 9.2 million shares of its common stock, which raised $190.7 million of net proceeds.
Dividend Distributions
During the following periods, Kennedy Wilson declared and paid the following cash distributions on its common and preferred stock:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
(Dollars in millions)	Declared	Paid	Declared	Paid
Preferred Stock
Series A (1)	$3.0	$3.0	$3.0	$3.0
Series B (2)	1.1	1.1	1.1	1.1
Total Preferred Stock	4.1	4.1	4.1	4.1
Common Stock (3)	16.4	14.0	10.3	5.0
Total (4)	$20.5	$18.1	$14.4	$9.1

(1) 6.00% Series A, 100,000 shares issued and outstanding as of June 30, 2014 and 2013, mandatorily convertible on May 19, 2015, or earlier at the option of the holders thereof.
(2) 6.45% Series B, 32,550 shares issu ed and outstanding as of June 30, 2014 and 2013, mandatorily convertible on November 3, 2018, or earlier at the option of the holders thereof, or, in certain circumstances, at our election on or after May 3, 2017.
(3) $0.0001 par value per share, 200,000,000 and 125,000,000 shares authorized as of June 30, 2014 and 2013, respectively.
(4) Common stock dividends were declared at the end of each quarter and paid in the following quarter. The amount declared and not paid is accrued on the consolidated balance sheet.
Stock-based Compensation
During each of three months ended June 30, 2014 and 2013, Kennedy Wilson recognized $1.7 million of compensation expense related to the vesting of previously issued restricted stock grants. During each of the six months ended June 30, 2014 and 2013, Kennedy Wilson recognized $3.4 million of compensation expense related to the vesting of previously issued restricted stock grants.
Accumulated Other Comprehensive Income
The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net of 40% estimated tax:

	Foreign Currency Translation	Forward Contract Foreign Currency	Total Accumulated Other Comprehensive Income
(Dollars in millions)
Balance at December 31, 2013	$4.3	$4.9	$9.2
Unrealized gains (losses), arising during the period	35.8	(5.2)	30.6
Amounts reclassified out of AOCI during the period(1)	(0.3)	(6.8)	(7.1)
Taxes on unrealized losses, arising during the period	(13.9)	1.6	(12.3)
Noncontrolling interest	(18.8)	—	(18.8)
Balance at June 30, 2014	$7.1	$(5.5)	$1.6

(1) Amounts reclassified out of accumulated other comprehensive income relate to the consolidation of investments previously accounted for under the equity method. Pursuant to FASB ASC 805-10, Business Combinations, these amounts are included in the calculation of gain or loss as of the acquisition date. Please refer to Note 4 - Real Estate for further discussion on consolidated acquisitions.
The functional currencies for our interests in foreign operations include the euro, the British pound sterling, and the Japanese yen. The related amounts on our balance sheets are translated into U.S. dollars at the exchange rates at the respective financial statement date, while amounts on our statements of operations are translated at the average exchange rates during the respective period. The increase in the unrealized gains on foreign currency translation is a result of the strengthening of the U.S. dollar against the euro, the British pound and the Japanese yen during the six months ended June 30, 2014.
In order to manage currency fluctuations, the Company entered into forward foreign currency contracts to hedge a portion of its Japanese yen-based investments. During the six months ended June 30, 2014, the Company recognized a gross unrealized loss of $1.6 million related to these hedges. Kennedy Wilson also has a currency forward contract to manage its exposure to

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

currency fluctuations between its functional currency (U.S. dollars) and the functional currency (euros and GBP) of certain of its wholly-owned and consolidated subsidiaries (see note 6 for more detail). During the six months ended June 30, 2014, the Company recognized a gross unrealized gain of $0.1 million related to its hedges on the euro and a gross unrealized loss of $4.1 million related to its hedges on the GBP.
Noncontrolling Interests
Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries, and are presented separately on the balance sheet. As of June 30, 2014 and December 31, 2013 the Company had noncontrolling interest of $1.8 billion and $50.6 million, respectively.
The Company currently owns approximately 13.2% of KWE’s total issued share capital as of June 30, 2014.  Due to the terms provided in the investment management agreement between KWE and a wholly-owned subsidiary of the Company, the Company consolidates KWE’s results in its consolidated financial statements.  See Note 1 for additional details.  During the six months ended June 30, 2014, the Company recorded a $1.4 billion increase to non-controlling interest, net of issuance costs, relating to the equity of the noncontrolling shareholders of KWE.  The Company’s share of the issuance costs was $6.5 million.
As further discussed in Note 4, the Company was required to consolidate the assets and liabilities of seven operating properties and recorded an increase of $291.8 million to noncontrolling interest relating to the equity of the noncontrolling shareholders of these properties. See note 4.
NOTE 13—EARNINGS PER SHARE

Under FASB ASC Topic 260-10-45 Earnings Per Share, the Company uses the two-class method to calculate earnings per share. Basic earnings per share is calculated based on dividends declared (“distributed earnings”) and the rights of common shares and participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends declared during the period. Participating securities, which include unvested restricted stock, are included in the computation of earnings per share pursuant to the two-class method. The undistributed earnings are allocated to all outstanding common shares and participating securities based on the relative percentage of each security to the total number of outstanding securities. Basic earnings per common share and participating securities represent the summation of the distributed and undistributed earnings per common share and participating security divided by the total weighted average number of common shares outstanding and the total weighted average number of participating securities outstanding during the respective periods. Kennedy Wilson only presents the earnings per share attributable to the common shareholders.

Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. Because Kennedy Wilson incurred losses for the three and six months ended June 30, 2013, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding for that period. The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the three and six months ended June 30, 2014 and 2013:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except share and per share amounts)	2014	2013	2014	2013
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$36.3	$(2.5)	$46.8	$(6.1)
Net income allocated to participating securities	(1.2)	(0.2)	(1.8)	(0.5)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	35.1	(2.7)	45.0	(6.6)
Dividends declared on common shares	(8.0)	(5.0)	(16.0)	(9.8)
Undistributed earnings attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	$27.1	$(7.7)	$29.0	$(16.4)

Distributed earnings per share	$0.09	$0.07	$0.18	$0.14
Undistributed earnings (losses) per share	0.30	(0.10)	0.33	(0.23)
Income (loss) per basic	0.39	(0.03)	0.51	(0.09)

Income (loss) per diluted	$0.38	$(0.03)	$0.50	$(0.09)

Weighted average shares outstanding for basic	89,140,498	70,976,247	88,645,002	66,432,823
Weighted average shares outstanding for diluted(1)	102,115,350	70,976,247	101,435,250	66,432,823
Dividends declared per common share	$0.09	$0.07	$0.18	$0.14

(1) For the three and six months ended June 30, 2013, a total of 19,507,357 and 19,775,968 potentially dilutive securities have not been included in the diluted weighted average shares as they are anti-dilutive. Potentially anti-dilutive securities include preferred stock, warrants, and unvested restricted stock grants.
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
We manage over 69 million square feet of properties for institutional clients and individual investors in the United States, Europe, and Japan, which includes assets we have ownership in and third party assets. With 25 offices throughout the United States, the United Kingdom, Ireland, Spain, Jersey and Japan, we have the capabilities and resources to provide property services to real estate owners as well as the experience, as a real estate investor, to understand client concerns. The managers of KW

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Services have an extensive track record in their respective lines of business and the real estate community as a whole. Their knowledge and relationships is an excellent driver of business through the services business as well as on the investment front.
Additionally, KW Services plays a critical role in supporting the company's investment strategy by providing local market intelligence and real-time data for evaluating investments, generating proprietary transaction flow and creating value through efficient implementation of asset management or repositioning strategies.
The following tables summarize Kennedy Wilson’s income activity by segment and corporate for the three and six months ended June 30, 2014 and 2013 and balance sheet data as of June 30, 2014 and December 31, 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Investments
Rental and hotel	$42.6	$10.3	$67.8	16.8
Sale of real estate	6.1	6.1	17.4	8.5
Loan and other	4.3	0.5	6.0	0.9
Total revenue	53.0	16.9	91.2	26.2
Operating expenses	(39.0)	(18.7)	(75.1)	(31.3)
Depreciation and amortization	(25.3)	(4.4)	(32.6)	(7.5)
Income from unconsolidated investments	29.9	14.8	31.7	16.9
Operating income	18.6	8.6	15.2	4.3
Acquisition-related gains	86.0	—	170.3	9.5
Acquisition-related expenses	(7.6)	(0.5)	(11.6)	(0.5)
Interest expense - investment	(11.1)	(2.8)	(16.4)	(4.6)
Other	2.1	0.1	2.9	0.4
Net income	88.0	5.4	160.4	9.1
Net (income) loss attributable to the noncontrolling interests	(25.3)	0.9	(62.7)	1.9
Net income attributable to Kennedy-Wilson Holdings, Inc common shareholders	$62.7	$6.3	$97.7	$11.0

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Services
Investment management, property services and research fees (includes $33.3, $13.8, $40.6, and $22.2 of related party fees)	$39.0	$19.5	$52.1	$33.1
Total revenue	39.0	19.5	52.1	33.1
Operating expenses	(14.7)	(9.9)	(25.9)	(18.2)
Income from unconsolidated investments	1.1	—	2.1	—
Operating income	25.4	9.6	28.3	14.9
Net income attributable to Kennedy-Wilson Holdings, Inc common shareholders	$25.4	$9.6	$28.3	$14.9

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Corporate
Operating expenses	$(9.6)	$(7.2)	$(15.9)	$(10.9)
Operating loss	(9.6)	(7.2)	(15.9)	(10.9)
Interest expense-corporate	(14.7)	(9.7)	(25.2)	(19.4)
Other	—	0.1	—	0.2
Loss before (provision for) benefit from income taxes	(24.3)	(16.8)	(41.1)	(30.1)
(Provision for) benefit from income taxes	(25.4)	0.5	(34.2)	2.2
Net loss	(49.7)	(16.3)	(75.3)	(27.9)
Preferred dividends and accretion of preferred stock issuance costs	(2.1)	(2.1)	(4.1)	(4.1)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(51.8)	$(18.4)	$(79.4)	$(32.0)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Consolidated
Investment management, property services and research fees (includes $33.3, $13.8, $40.6, and $22.2 of related party fees)	$39.0	$19.5	$52.1	33.1
Rental and hotel	42.6	10.3	67.8	16.8
Sale of real estate	6.1	6.1	17.4	8.5
Loans and other	4.3	0.5	6.0	0.9
Total revenue	92.0	36.4	143.3	59.3
Operating expenses	(63.3)	(35.7)	(116.7)	(60.2)
Depreciation and amortization	(25.3)	(4.4)	(32.6)	(7.5)
Total operating expenses	(88.6)	(40.1)	(149.3)	(67.7)
Income from unconsolidated investments	31.0	14.8	33.8	16.9
Operating income	34.4	11.1	27.8	8.5
Acquisition-related gain	86.0	—	170.3	9.5
Acquisition-related expenses	(7.6)	(0.5)	(11.6)	(0.5)
Interest expense - investment	(11.1)	(2.8)	(16.4)	(4.6)
Interest expense - corporate	(14.7)	(9.7)	(25.2)	(19.4)
Other	2.1	0.1	2.9	0.4
Income (loss) before benefit from income taxes	89.1	(1.8)	147.8	(6.1)
(Provision for) benefit from income taxes	(25.4)	0.5	(34.2)	2.2
Net income (loss)	63.7	(1.3)	113.6	(3.9)
Net (income) loss attributable to the noncontrolling interests	(25.3)	0.9	(62.7)	1.9
Preferred dividends and accretion of preferred stock issuance costs	(2.1)	(2.1)	(4.1)	(4.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$36.3	$(2.5)	$46.8	$(6.1)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)	June 30, 2014	December 31, 2013
Total Assets
Investments	$4,893.0	$1,607.5
Services	104.8	49.3
Corporate	356.9	142.0
Total assets	$5,354.7	$1,798.8
NOTE 15—INCOME TAXES
In determining quarterly provisions for income taxes, Kennedy Wilson uses an effective tax rate based on actual year-to-date income and statutory tax rates. The effective tax rate also reflects Kennedy Wilson's assessment of its potential exposure for uncertain tax positions.
The fluctuations between periods in the Company's effective tax rate are mainly due to varying levels of income and amounts attributable to foreign sourced income and noncontrolling interests. Permanent differences that impact the Company's effective rate as compared to the U.S. federal statutory rate of 34% were not materially different in amount for all periods. The difference between the U.S. federal rate of 34% and the Company's effective rate is attributable to the taxation of foreign sourced income being taxed at rates lower than the U.S. domestic rate and income attributable to noncontrolling interests. The Company's subsidiaries in Ireland, United Kingdom, Spain and Jersey are subject to corporate tax rates of 12.5%, 21.0%, 30.0%, and 0% respectively.
During the six months ended June 30, 2014, the Company generated a book loss of $3.9 million related to operations in the United Kingdom, Ireland and Spain. A foreign tax benefit of $0.7 million attributable to Kennedy-Wilson Holdings, Inc is included in the consolidated tax provision for income taxes related to the portion of income earned directly by subsidiaries in the United Kingdom and Ireland for the six months ended ended June 30, 2014. U.S. domestic taxes have not been provided for in the consolidated tax provision on amounts earned directly by these subsidiaries since it is the Company's plan to indefinitely invest amounts earned by these subsidiaries in the United Kingdom and Ireland operations. If these subsidiaries' cumulative earnings were repatriated to the United States additional U.S. domestic taxes of $1.4 million attributable to Kennedy-Wilson Holdings, Inc would be incurred.
NOTE 16—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information include:

(1) Condensed consolidating balance sheets as of June 30, 2014 and December 31, 2013; consolidating statements of operations for the three and six months ended June 30, 2014 and 2013; consolidating statements of comprehensive income for the three and six months ended June 30, 2014 and 2013; and condensed consolidating statements of cash flows for the three and six months ended June 30, 2014 and 2013, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.
Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three and six months ended June 30, 2014 or 2013.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2014

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$328.4	$20.4	$0.7	$—	$349.5
Cash held by consolidated investments	—	—	—	292.8	—	292.8
Accounts receivable	—	—	16.0	20.8	—	36.8
Loans	—	57.1	180.9	221.0	(56.7)	402.3
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	194.2	3,359.2	—	3,553.4
Unconsolidated investments	—	9.3	290.7	232.2	—	532.2
Other assets	—	23.5	41.9	122.3	—	187.7
Investments in and advances to consolidated subsidiaries	988.6	1,401.3	859.8	1.4	(3,251.1)	—
Total assets	$988.6	$1,819.6	$1,603.9	$4,250.4	$(3,307.8)	$5,354.7

Liabilities and equity
Liabilities
Accounts payable, accrued expenses and other liabilities	$11.1	$85.0	$25.6	$164.0	$—	$285.7
Senior notes payable	—	706.0	—	—	—	706.0
Investment debt	—	—	176.7	1,408.7	(56.7)	1,528.7
Junior subordinated debentures	—	40.0	—	—	—	40.0
Total liabilities	11.1	831.0	202.3	1,572.7	(56.7)	2,560.4

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	977.5	988.6	1,401.3	859.8	(3,251.1)	976.1
Noncontrolling interests	—	—	0.3	1,817.9	—	1,818.2
Total equity	977.5	988.6	1,401.6	2,677.7	(3,251.1)	2,794.3
Total liabilities and equity	$988.6	$1,819.6	$1,603.9	$4,250.4	$(3,307.8)	$5,354.7

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Investment management, property services and research fees	$—	$0.4	$35.4	$3.2	$—	$39.0
Rental and hotel	—	—	3.0	39.6	—	42.6
Sale of real estate	—	—	—	6.1	—	6.1
Loans and other	—	—	3.8	0.5	—	4.3
Total revenue	—	0.4	42.2	49.4	—	92.0
Operating expenses
Commission and marketing	—	—	0.6	0.3	—	0.9
Rental and hotel operating	—	—	0.9	17.0	—	17.9
Cost of real estate sold	—	—	—	3.9	—	3.9
Compensation and related	1.7	20.2	8.8	1.5	—	32.2
General and administrative	—	2.7	—	5.7	—	8.4
Depreciation and amortization	—	0.2	2.6	22.5	—	25.3
Total operating expenses	1.7	23.1	12.9	50.9	—	88.6
Income from unconsolidated subsidiaries	—	1.2	29.2	0.6	—	31.0
Income from consolidated subsidiaries	65.3	127.6	75.8	—	(268.7)	—
Operating income (loss)	63.6	106.1	134.3	(0.9)	(268.7)	34.4
Non-operating income (expense)
Acquisition-related gains	—	(7.0)	—	93.0	—	86.0
Acquisition-related expenses	—	—	(1.2)	(6.4)	—	(7.6)
Interest expense-investment	—	—	—	(11.1)	—	(11.1)
Interest expense-corporate	—	(14.7)	—	—	—	(14.7)
Other income / (expense)	—	(1.8)	2.7	1.2	—	2.1
Income (loss) before benefit from income taxes	63.6	82.6	135.8	75.8	(268.7)	89.1
(Provision for) benefit from income taxes	—	(17.3)	(8.1)	—	—	(25.4)
Net income (loss)	63.6	65.3	127.7	75.8	(268.7)	63.7
Net (income) loss attributable to the noncontrolling interests	—	—	—	(25.3)	—	(25.3)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	63.6	65.3	127.7	50.5	(268.7)	38.4
Preferred dividends and accretion of preferred stock issuance costs	(2.1)	—	—	—	—	(2.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$61.5	$65.3	$127.7	$50.5	$(268.7)	$36.3

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Investment management, property services and research fees	$—	$0.5	$48.5	$3.1	$—	$52.1
Rental and hotel	—	—	6.4	61.4	—	67.8
Sale of real estate	—	—	0.6	16.8	—	17.4
Loans and other	—	0.1	4.3	1.6	—	6.0
Total revenue	—	0.6	59.8	82.9	—	143.3
Operating expenses
Commission and marketing	—	—	1.4	0.4	—	1.8
Rental and hotel operating	—	—	2.4	29.7	—	32.1
Cost of real estate sold	—	—	0.7	12.8	—	13.5
Compensation and related	3.4	30.2	16.3	2.9	—	52.8
General and administrative	—	5.6	4.0	6.9	—	16.5
Depreciation and amortization	—	0.5	4.8	27.3	—	32.6
Total operating expenses	3.4	36.3	29.6	80.0	—	149.3
Income from unconsolidated subsidiaries	—	1.2	30.9	1.7	—	33.8
Income from consolidated subsidiaries	117.0	209.5	153.0	—	(479.5)	—
Operating income (loss)	113.6	175.0	214.1	4.6	(479.5)	27.8
Non-operating income (expense)
Acquisition-related gains	—	(7.0)	3.7	173.6	—	170.3
Acquisition-related expenses	—	—	(1.6)	(10.0)	—	(11.6)
Interest expense-investment	—	—	—	(16.4)	—	(16.4)
Interest expense-corporate	—	(25.2)	—	—	—	(25.2)
Other income / (expense)	—	0.2	1.5	1.2	—	2.9
Income (loss) before benefit from income taxes	113.6	143.0	217.7	153.0	(479.5)	147.8
(Provision for) benefit from income taxes	—	(26.1)	(8.1)	—	—	(34.2)
Net income (loss)	113.6	116.9	209.6	153.0	(479.5)	113.6
Net (income) loss attributable to the noncontrolling interests	—	—	—	(62.7)	—	(62.7)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	113.6	116.9	209.6	90.3	(479.5)	50.9
Preferred dividends and accretion of preferred stock issuance costs	(4.1)	—			—	(4.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$109.5	$116.9	$209.6	$90.3	$(479.5)	$46.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Investment management, property services, and research fees	$—	$0.4	$7.3	$11.8	$—	$19.5
Rental and hotel	—	—	1.5	8.8	—	10.3
Sale of real estate	—	—	6.1	—	—	6.1
Loans and other	—	—	0.5	—	—	0.5
Total revenue	—	0.4	15.4	20.6	—	36.4
Operating expenses
Commission and marketing	—	0.3	1.0	—	—	1.3
Rental and hotel operating	—	—	0.8	3.8	—	4.6
Cost of real estate sold	—	—	5.1	—	—	5.1
Compensation and related	1.7	8.6	3.4	4.6	—	18.3
General and administrative	0.3	2.3	0.7	3.1	—	6.4
Depreciation and amortization	—	0.1	1.2	3.1	—	4.4
Total operating expenses	2.0	11.3	12.2	14.6	—	40.1
Income from unconsolidated investments, net of depreciation and amortization	—	—	16.7	(2.0)	0.1	14.8
Income from consolidated subsidiaries	0.6	20.3	0.7	—	(21.6)	—
Operating income (expense)	(1.4)	9.4	20.6	4.0	(21.5)	11.1
Non-operating income (expense)
Acquisition-related expense	—	—	(0.2)	(0.3)	—	(0.5)
Interest expense-investment	—	—	(0.2)	(2.6)	—	(2.8)
Interest expense-corporate	—	(9.7)	—	—	—	(9.7)
Other income	—	0.2	—	—	(0.1)	0.1
(Loss) income before benefit from income taxes	(1.4)	(0.1)	20.2	1.1	(21.6)	(1.8)
Benefit from (provision for) income taxes	—	0.8	—	(0.3)	—	0.5
Net (loss) income	(1.4)	0.7	20.2	0.8	(21.6)	(1.3)
Net income attributable to the noncontrolling interests	—	—	—	0.9	—	0.9
Preferred dividends and accretion of preferred stock issuance costs	(2.1)	—	—	—	—	(2.1)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(3.5)	$0.7	$20.2	$1.7	$(21.6)	$(2.5)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2013

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Investment management, property services, and research fees	$—	$0.5	$14.2	$18.4	$—	$33.1
Rental and hotel	—	—	3.2	13.6	—	16.8
Sale of real estate	—	—	8.5	—	—	8.5
Loans and other	—	—	0.9	—	—	0.9
Total revenue	—	0.5	26.8	32.0	—	59.3
Operating expenses
Commission and marketing	—	0.4	1.4	—	—	1.8
Rental and hotel operating	—	—	1.7	6.0	—	7.7
Cost of real estate sold	—	—	7.0	—	—	7.0
Compensation and related	3.4	13.6	7.0	7.9	—	31.9
General and administrative	0.3	4.4	2.1	5.0	—	11.8
Depreciation and amortization	—	0.3	2.3	4.9	—	7.5
Total operating expenses	3.7	18.7	21.5	23.8	—	67.7
Income from unconsolidated investments, net of depreciation and amortization	—	—	20.2	(3.3)	—	16.9
Income from consolidated subsidiaries	(0.2)	34.7	9.5	—	(44.0)	—
Operating income (expense)	(3.9)	16.5	35.0	4.9	(44.0)	8.5
Non-operating income (expense)
Acquisition-related gains	—	—	—	9.5	—	9.5
Acquisition-related expense	—	—	(0.2)	(0.3)	—	(0.5)
Interest expense-investment	—	—	(0.5)	(4.2)	0.1	(4.6)
Interest expense-corporate	—	(19.4)	—	—	—	(19.4)
Other income	—	0.2	0.3	—	(0.1)	0.4
(Loss) income before benefit from income taxes	(3.9)	(2.7)	34.6	9.9	(44.0)	(6.1)
Benefit from (provision for) income taxes	—	2.5	—	(0.3)	—	2.2
Net (loss) income	(3.9)	(0.2)	34.6	9.6	(44.0)	(3.9)
Net income attributable to the noncontrolling interests	—	—	—	1.9	—	1.9
Preferred dividends and accretion of preferred stock issuance costs	(4.1)	—	—	—	—	(4.1)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(8.0)	$(0.2)	$34.6	$11.5	$(44.0)	$(6.1)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2014

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$63.6	$65.3	$127.7	$75.8	$(268.7)	$63.7

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation (loss) gain	23.1	23.1	29.1	(3.1)	(49.1)	23.1
Amounts reclassified out of AOCI during the period	(8.3)	(8.3)	(8.3)	—	16.6	(8.3)
Unrealized forward contract foreign currency (loss) gain	(2.1)	(2.1)	(3.6)	(1.2)	6.9	(2.1)
Total other comprehensive (loss) income for the period	$12.7	$12.7	$17.2	$(4.3)	$(25.6)	$12.7

Comprehensive income	$76.3	$78.0	$144.9	$71.5	$(294.3)	$76.4
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(44.1)	—	(44.1)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$76.3	$78.0	$144.9	$27.4	$(294.3)	$32.3

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2013

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$(1.4)	$0.7	$20.2	$0.8	$(21.6)	$(1.3)

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation gains	(3.7)	(3.7)	(5.1)	(0.5)	9.3	(3.7)
Unrealized forward contract foreign currency loss	2.2	2.2	2.0	—	(4.2)	2.2
Total other comprehensive income for the period	$(1.5)	$(1.5)	$(3.1)	$(0.5)	$5.1	$(1.5)

Comprehensive (loss) income	$(2.9)	$(0.8)	$17.1	$0.3	$(16.5)	$(2.8)
Comprehensive income attributable to noncontrolling interests	—	—	—	0.9	—	0.9
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(2.9)	$(0.8)	$17.1	$1.2	$(16.5)	$(1.9)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income (loss)	$113.6	$116.9	$209.6	$153.0	$(479.5)	$113.6

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation (loss) gain	21.9	21.9	23.9	(3.9)	(41.9)	21.9
Amounts reclassified out of AOCI during the period	(7.1)	(7.1)	(8.3)	1.2	14.2	(7.1)
Unrealized forward contract foreign currency (loss) gain	(3.6)	(3.6)	(1.2)	(1.2)	6.0	(3.6)
Total other comprehensive (loss) income for the period	$11.2	$11.2	$14.4	$(3.9)	$(21.7)	$11.2

Comprehensive income	$124.8	$128.1	$224.0	$149.1	$(501.2)	$124.8
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(81.5)	—	(81.5)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$124.8	$128.1	$224.0	$67.6	$(501.2)	$43.3

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2013

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$(3.9)	$(0.2)	$34.6	$9.6	$(44.0)	$(3.9)

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation gains	(18.0)	(18.0)	(18.0)	(2.5)	38.5	(18.0)
Unrealized forward contract foreign currency loss	5.8	5.8	5.2	—	(11.0)	5.8
Total other comprehensive income for the period	$(12.2)	$(12.2)	$(12.8)	$(2.5)	$27.5	$(12.2)

Comprehensive (loss) income	$(16.1)	$(12.4)	$21.8	$7.1	$(16.5)	$(16.1)
Comprehensive income attributable to noncontrolling interests	—	—	—	1.9	—	1.9
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(16.1)	$(12.4)	$21.8	$9.0	$(16.5)	$(14.2)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash provided by (used in) operating activities	$1.8	$(75.3)	$58.5	$80.1	$65.1
Cash flows from investing activities:
Additions to loans	—	—	(5.7)	(367.6)	(373.3)
Collections of loans	—	—	0.2	18.5	18.7
Net proceeds from sale of real estate	—	—	—	15.0	15.0
Purchases of and additions to real estate	—	—	(4.4)	(1,285.4)	(1,289.8)
Distributions from unconsolidated investments	—	0.2	44.4	11.0	55.6
Contributions to unconsolidated investments	—	(2.0)	(19.1)	(84.9)	(106.0)
Investment in marketable securities	—	—	(6.9)	—	(6.9)
(Investments in) distributions from consolidated subsidiaries, net	(171.9)	67.1	(141.4)	246.2	—
Net cash (used in) provided by investing activities	(171.9)	65.3	(132.9)	(1,447.2)	(1,686.7)
Cash flows from financing activities:
Borrowings under line of credit	—	90.0	—	—	90.0
Repayment of line of credit	—	(90.0)	—	—	(90.0)
Borrowings under investment debt	—	—	18.0	277.2	295.2
Borrowings under senior notes payable	—	297.2	—	—	297.2
Debt issue costs	—	(7.0)	(0.4)	(3.9)	(11.3)
Repayment of investment debt	—	—	—	(14.0)	(14.0)
Issuance of common stock	190.7	—	—	—	190.7
Dividends paid	(18.1)	—	—	—	(18.1)
Repurchase and retirement of common stock	(2.6)	—	—	—	(2.6)
Proceeds from issuance of KWE shares	—	—	—	1,351.1	1,351.1
Restricted cash	—	—	—	(42.6)	(42.6)
Acquisition of KWE shares from noncontrolling interest holders	—	—	—	(16.8)	(16.8)
Contributions from noncontrolling interests	—	—	—	8.6	8.6
Distributions to noncontrolling interests	—	—	—	(13.5)	(13.5)
Net cash provided by financing activities	170.0	290.2	17.6	1,546.1	2,023.9
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	19.2	19.2
Net change in cash and cash equivalents	(0.1)	280.2	(56.8)	198.2	421.5
Cash and cash equivalents, beginning of year	—	48.2	77.2	52.8	178.2
Cash and cash equivalents, end of period	$(0.1)	$328.4	$20.4	$251.0	$599.7

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2013

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities	$(0.2)	$(46.4)	$16.8	$5.9	$(23.9)
Cash flows from investing activities:
Additions to loans	—	(6.0)	(8.3)	—	(14.3)
Collections of loans	—	—	33.6	—	33.6
Net proceeds from sale of real estate	—	—	9.0	—	9.0
Purchases of and additions to real estate	—	—	(30.8)	(77.5)	(108.3)
Proceeds from sale of marketable securities	—	10.0	—	—	10.0
Distributions from unconsolidated investments	—	0.2	72.4	2.7	75.3
Contributions to unconsolidated investments	—	(2.3)	(162.7)	(35.5)	(200.5)
(Investment in) distributions from consolidated subsidiaries, net	(35.8)	(24.6)	26.5	33.9	—
Net cash (used in) provided by investing activities	(35.8)	(22.7)	(60.3)	(76.4)	(195.2)
Cash flows from financing activities:
Borrowings under line of credit	—	85.0	—	—	85.0
Repayment of lines of credit	—	(55.0)	—	—	(55.0)
Borrowings under investment debt	—	—	18.7	49.6	68.3
Repayment of investment debt	—	—	—	(0.6)	(0.6)
Debt issue costs	—	(0.9)	—	—	(0.9)
Issuance of common stock	153.9	—	—	—	153.9
Repurchase of warrants	(1.4)	—	—	—	(1.4)
Dividends paid	(9.1)	—	—	—	(9.1)
Contributions from noncontrolling interests	—	—	—	0.6	0.6
Distributions to noncontrolling interests	—	—	—	(0.2)	(0.2)
Intercompany receivables, net	—	(19.7)	0.1	19.6	—
Net cash provided by (used in) financing activities	143.4	9.4	18.8	69.0	240.6
Effect of currency exchange rate changes on cash and cash equivalents	—	(0.1)	(1.4)	(1.2)	(2.7)
Net change in cash and cash equivalents	107.4	(59.8)	(26.1)	(2.7)	18.8
Cash and cash equivalents, beginning of period	—	64.5	38.5	17.9	120.9
Cash and cash equivalents, end of period	$107.4	$4.7	$12.4	$15.2	$139.7

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 17—SUBSEQUENT EVENTS

In July 2014 Kennedy-Wilson, Inc. increased its unsecured corporate line of credit facility from $140.0 million to $300.0 million. The increase was driven by the admission of Bank of America, N.A., Deutsche Bank AG New York Branch and J.P. Morgan Chase Bank, N.A. to the existing lender syndicate and an increased commitment from The Governor and Company of the Bank of Ireland.
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
Overview
Kennedy Wilson is a vertically integrated global real estate investment and services company with over $17 billion in assets under management.  Founded in 1977, we have owned and operated real estate related investments for over 35 years on behalf of our shareholders and our clients. We have approximately 400 employees in 25 offices throughout the United States, the United Kingdom, Ireland, Spain, Jersey and Japan and manage and work with over 2,000 operating associates. We focus on adding value for our shareholders through opportunistic investing and strategic asset management. Also, our services business creates additional value through fee generation.
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
On February 28, 2014, Kennedy Wilson Europe Real Estate Plc (“KWE,” LSE: KWE), a Jersey investment company, closed its initial public offering, raising approximately $1.7 billion in gross proceeds.  KWE, whose ordinary shares are listed on the London Stock Exchange’s main market, acquires real estate and real estate-related assets in Europe.  In connection with KWE’s initial public offering, the Company invested $145.2 million of cash and $58.3 million of assets.  In May of 2014, the Company purchased an additional one million shares of KWE for a purchase price of approximately $16.8 million. As of June 30, 2014, the Company owns approximately 13.2% of KWE’s total issued share capital, making Kennedy Wilson the largest shareholder of KWE.  KWE is externally managed by one of our wholly-owned subsidiaries (“KWE Manager”) pursuant to an investment management agreement in which capacity Kennedy Wilson will be entitled to receive certain management and performance fees.  KWE Manager is paid an annual management fee (payable quarterly in arrears) equal to 1% of KWE’s adjusted net asset value once 75% of the proceeds from KWE’s initial public offering have been invested or committed for investment. Before such amount of the proceeds have been invested, KWE Manager will receive 1% of the invested and committed portion of the cash proceeds.  The management fee payable to KWE Manager will be paid half in cash and half in shares of KWE. As of June 30, 2014 over 75% of the proceeds had been invested by KWE and KWE Manager earned the full 1% fee for the second quarter of 2014.  A wholly-owned subsidiary of the Company is also entitled to receive an annual performance fee equal to 20% of the lesser of the excess of the shareholder return for the relevant year (defined as the change in KWE’s adjusted net asset value per ordinary share) over a 10% annual return hurdle, and the excess of year-end adjusted net asset value per ordinary share over a “high water mark”.  The performance fee is payable in shares of KWE that vest equally over a three-year period. No such fee has been earned as of June 30, 2014.
Due to the terms provided in the investment management agreement, pursuant to the guidance set forth in FASB Accounting Standards Codification Subtopic 810 - Consolidation (“Subtopic 810”), the Company is required to consolidate KWE’s results in its consolidated financial statements.  As of June 30, 2014, KWE owned 74 direct real estate assets with approximately 5.9 million square feet and 2 loan portfolios secured by 25 real estate assets. Pursuant to the investment management agreement, subject to certain exceptions, KWE will be provided priority access to all real estate or real estate loan opportunities sourced by the Company in Europe that are within the parameters of KWE’s investment policy.
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
The following table describes our investment account (Kennedy Wilson's equity in real estate and loans secured by real estate), which includes the following financial statement captions and is derived from our consolidated balance sheets, as of June 30, 2014 and December 31, 2013:

(Dollars in millions)	June 30, 2014	December 31, 2013
Real estate and acquired in-place lease values, gross of accumulated depreciation and amortization of $57.5 and $26.3, respectively	$3,610.9	$714.4
Loans	402.3	56.8
Investment debt	(1,528.7)	(401.8)
Cash held by consolidated investments	292.8	8.0
Unconsolidated investments(1), gross of accumulated depreciation and amortization of $72.9 and $106.0, respectively	577.2	865.2
Other(2)	(21.5)	4.0
Consolidated investment account	3,333.0	1,246.6
Add back:
Noncontrolling interests on investments, gross of depreciation and amortization of $16.1 and $4.5, respectively	(1,834.3)	(55.1)
Investment account	$1,498.7	$1,191.5

(1) Excludes $27.9 million and $26.9 million related to our investment in a servicing platform in Spain, as of June 30, 2014 and December 31, 2013, respectively.
(2) Includes the Company's marketable securities, which are part of other assets, as well as net other liabilities of consolidated investments.
The following table breaks down our net investment account information derived from our consolidated balance sheet, by investment type and geographic location as of June 30, 2014:

(Dollars in millions)	Commercial	Multifamily	Loans Secured by Real Estate	Residential, Hotel, and Other	Total
Western U.S.	$236.4	$300.1	$84.2	$171.1	$791.8
Japan	4.3	93.2	—	0.4	97.9
United Kingdom	220.9	—	48.5	—	269.4
Ireland	85.6	81.4	79.1	25.2	271.3
Subtotal	$547.2	$474.7	$211.8	$196.7	$1,430.4
KW share of cash held by consolidated investments					68.3
Total					$1,498.7
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
Adjusted EBITDA represents Consolidated EBITDA, as defined above, adjusted to exclude corporate merger and acquisition related expenses, share based compensation expense and EBITDA attributable to noncontrolling interests for the Company. Such items may vary for different companies for reasons unrelated to overall operating performance. However, Consolidated EBITDA and Adjusted EBITDA are not recognized measurements under GAAP and when analyzing our operating performance, readers should use Consolidated EBITDA and Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Consolidated EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Consolidated EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as tax and debt service payments, and the items excluded from these metrics may vary for different companies for reasons unrelated to overall operating performance. The amounts shown for Consolidated EBITDA and Adjusted EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.

Kennedy Wilson's Recent Highlights

•
During the second quarter, the Company and its equity partners sold a portfolio of commercial properties located primarily in Dublin, Ireland, to Kennedy Wilson Europe Real Estate Plc (LSE:KWE). As a result of the sale, the Company collected fees totaling $26.2 million in addition to a profit of $26.6 million on its 25% interest in the investment. This transaction was approved by the independent shareholders of KWE.

•
During the second quarter, as a result of amending an existing operating agreement with one of our equity partners, the Company gained control of an unconsolidated subsidiary that owns the majority of the Company's investments in Japan. This subsidiary holds approximately 2,400 multi-family units in 50 properties located primarily in Tokyo, Japan and its surrounding areas. The Company has an approximate 41% ownership interest in these investments. As a result of gaining control of this investment, the Company was required to consolidate the assets and liabilities at fair value and recognized an acquisition-related gain of $66.7 million of which $22.9 million was allocated to noncontrolling equity partners.

•	Shareholder equity increased $207.8 million or 27% to $976.1 million at June 30, 2014 from $768.3 million at December 31, 2013.
Investments business
For the three months ended June 30, 2014, the Company's Investments segment reported the following results:

•	Adjusted EBITDA was $97.4 million, a 215% increase from $30.9 million for the same period in 2013.

•	For same property multifamily units, total revenues increased 7%, net operating income increased 10% and occupancy remained at 95% at the property level from the same period in 2013.

•	For same property commercial real estate, total revenues increased 3%, net operating income increased 2% and occupancy remained at 85% at the property level from the same period in 2013.

•	The Company and its equity partners acquired $1.5 billion of real estate related investments. These acquisitions include $1.3 billion of real estate related investments acquired by KWE.
For the six months ended June 30, 2014, the Company's Investments segment reported the following results:

•	Adjusted EBITDA was $165.5 million, a 187% increase from $57.6 million for the same period in 2013.

•	For same property multifamily units, total revenues increased 7%, net operating income increased 10% and occupancy remained at 95% at the property level from the same period in 2013.

•	For same property commercial real estate, total revenues increased 4%, net operating income increased 2% and occupancy increased 2% to 85% at the property level from the same period in 2013.

•
The Company and its equity partners acquired approximately $2.2 billion of real estate related investments, in which the Company invested $364.3 million of equity. These acquisitions include $1.7 billion of real estate related investments acquired by KWE.

•	The Company's investments year-to-date were directed 87% to the United Kingdom and Ireland and 13% to the Western U.S.
Services business
For the three months ended June 30, 2014, the Company's Services segment reported the following results:

•	Fees increased by 100% to $39.0 million from $19.5 million for the same period in 2013.

•
Fees earned from investments that were eliminated in consolidation totaled $6.1 million compared to $0.7 million for the same period in 2013. In accordance with U.S. GAAP, these fees were excluded from total fees of $39.0 million and $19.5 million for 2014 and 2013, respectively.

•	Adjusted EBITDA was $32.7 million, a 217% increase from $10.3 million for the same period in 2013.
For the six months ended June 30, 2014, the Company's Services segment reported the following results:

•	Fees increased by 57% to $52.1 million from $33.1 million for the same period in 2013.

•
Fees earned from investments that were eliminated in consolidation totaled $7.7 million compared to $1.6 million for the same period in 2013. In accordance with U.S. GAAP, these fees were excluded from total fees of $52.1 million and $33.1 million for 2014 and 2013, respectively.

•	Adjusted EBITDA was $38.3 million, a 132% increase from $16.5 million for the same period in 2013.
Kennedy Wilson Europe Real Estate Plc (LSE: KWE)

•
Since its launch in February 2014, KWE has acquired 74 direct real estate assets with approximately 5.9 million square feet and two loan portfolios secured by 25 real estate assets totaling $1.7 billion in purchase price.

•
Kennedy Wilson owns 13.2% of KWE’s total share capital as of June 30, 2014 and one of our wholly-owned subsidiaries serves as KWE's external manager, in which capacity we receive certain management and performance fees.

Subsequent events

•	In July 2014, Kennedy Wilson increased its unsecured corporate line of credit from $140 million to $300 million; the line of credit currently has no outstanding balance.

•
In July 2014, the Company acquired a multifamily portfolio comprised of three properties located across southern submarkets of Seattle, Washington. The portfolio consists of 1,212 units and was purchased for $127 million. Kennedy Wilson invested $45 million of equity in the transaction and assumed $85 million of financing, fixed at 4.25%, from Freddie Mac.

•	In August 2014, the Company converted its note secured by the landmark Shelbourne Hotel located in Dublin, Ireland into a direct 100% ownership interest in the property.
Results of Operations
The following table sets forth items derived from our consolidated statement of operations for the three and six month periods ended June 30, 2014 and 2013:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in millions, except share and per share amounts)	2014	2013	2014	2013
Revenue
Investment management, property services and research fees	$39.0	$19.5	$52.1	$33.1
Rental and hotel	42.6	10.3	67.8	16.8
Sale of real estate	6.1	6.1	17.4	8.5
Loans and other	4.3	0.5	6.0	0.9
Total revenue	92.0	36.4	143.3	59.3
Operating expenses
Commission and marketing	0.9	1.3	1.8	1.8
Rental and hotel operating	17.9	4.6	32.1	7.7
Cost of real estate sold	3.9	5.1	13.5	7.0
Compensation and related	32.2	18.3	52.8	31.9
General and administrative	8.4	6.4	16.5	11.8
Depreciation and amortization	25.3	4.4	32.6	7.5
Total operating expenses	88.6	40.1	149.3	67.7
Income from unconsolidated investments, net of depreciation and amortization	31.0	14.8	33.8	16.9
Operating income	34.4	11.1	27.8	8.5
Non-operating income (expense)
Acquisition-related gains	86.0	—	170.3	9.5
Acquisition-related expenses	(7.6)	(0.5)	(11.6)	(0.5)
Interest expense-investment	(11.1)	(2.8)	(16.4)	(4.6)
Interest expense-corporate	(14.7)	(9.7)	(25.2)	(19.4)
Other income	2.1	0.1	2.9	0.4
Income (loss) before (provision for) benefit from income taxes	89.1	(1.8)	147.8	(6.1)
(Provision for) benefit from income taxes	(25.4)	0.5	(34.2)	2.2
Net income (loss)	63.7	(1.3)	113.6	(3.9)
Net (income) loss attributable to the noncontrolling interests	(25.3)	0.9	(62.7)	1.9
Preferred stock dividends and accretion of issuance costs	(2.1)	(2.1)	(4.1)	(4.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc common shareholders	$36.3	$(2.5)	$46.8	$(6.1)

Consolidated EBITDA	$162.1	$35.4	$269.7	$65.6
Adjusted EBITDA	$122.2	$36.3	$191.5	$68.0
We use certain non-GAAP measures to analyze our business, including Consolidated EBITDA(1) and Adjusted EBITDA(1), which are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2014	2013	2014	2013
Net income (loss)	$63.7	$(1.3)	$113.6	$(3.9)
Non-GAAP adjustments:
Add back:
Interest expense-investment	11.1	2.8	16.4	4.6
Interest expense-corporate	14.7	9.7	25.2	19.4
Kennedy Wilson's share of interest expense included in unconsolidated investments	9.5	10.1	20.5	20.7
Depreciation and amortization	25.3	4.4	32.6	7.5
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	12.4	10.2	27.2	19.5
Provision for (benefit from) income taxes	25.4	(0.5)	34.2	(2.2)
Consolidated EBITDA	162.1	35.4	269.7	65.6
Add back (less):
Share-based compensation	1.7	1.7	3.4	3.4
EBITDA attributable to noncontrolling interests(1)	(41.6)	(0.8)	(81.6)	(1.0)
Adjusted EBITDA to Kennedy Wilson common shareholders	$122.2	$36.3	$191.5	$68.0
(1) See Non-GAAP Measures section for definitions and discussion of EBITDA and Adjusted EBITDA
(1) $16.3 million and $1.7 million of depreciation, amortization and interest for the three months ended June 30, 2014 and 2013 and $18.9 million and $2.9 million for the six months ended June 30, 2014 and 2013
The following tables summarize revenue, operating expenses, non-operating expenses, operating income (loss) and net income (loss) and calculate EBITDA(1) and Adjusted EBITDA(1) by our investments and services operating segments for three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Investments
Revenue	$53.0	$16.9	$91.2	$26.2
Operating expenses	(64.3)	(23.1)	(107.7)	(38.8)
Income from unconsolidated investments, net of depreciation and amortization	29.9	14.8	31.7	16.9
Operating income	18.6	8.6	15.2	4.3
Other income (expense)	69.5	(3.7)	145.2	3.6
Net income	88.1	4.9	160.4	7.9
Add back:
Interest expense-investment	11.1	2.8	16.4	4.6
Kennedy Wilson's share of interest expense included in unconsolidated investments	8.8	10.1	19.5	20.7
Depreciation and amortization	25.3	4.4	32.6	7.5
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	11.8	10.2	25.9	19.5
EBITDA attributable to noncontrolling interests(1)	(41.6)	(0.8)	(81.6)	(1.0)
Fees eliminated in consolidation	(6.1)	(0.7)	(7.7)	(1.6)
Adjusted EBITDA(2)	$97.4	$30.9	$165.5	$57.6
(1) $16.3 million and $1.7 million of depreciation, amortization and interest for the three months ended June 30, 2014 and 2013, respectively, and $18.9 million and $2.9 million for the six months ended June 30, 2014 and 2013, respectively.
(2)See Non-GAAP Measures section for definitions and discussion of EBITDA and Adjusted EBITDA

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Services
Investment management, property services and research fees	$39.0	$19.5	$52.1	$33.1
Operating expenses	(14.7)	(9.9)	(25.9)	(18.2)
Operating income	24.3	9.6	26.2	14.9
Income from unconsolidated investments, net of depreciation and amortization	1.1	—	2.1	—
Net income	25.4	9.6	28.3	14.9
Add back:
Kennedy Wilson's share of interest expense included in unconsolidated investments	0.6	—	1.0	—
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	0.6	—	1.3	—
Fees eliminated in consolidation	6.1	0.7	7.7	1.6
EBITDA(1)	$32.7	$10.3	$38.3	$16.5
(1)See Non-GAAP Measures section for definitions and discussion of EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six months ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Corporate
Operating expenses	$(9.6)	$(7.2)	$(15.9)	$(10.9)
Operating loss	(9.6)	(7.2)	(15.9)	(10.9)
Interest expense-corporate	(14.7)	(9.7)	(25.2)	(19.4)
Other	—	0.1	—	0.2
Loss before benefit from income taxes	(24.3)	(16.8)	(41.1)	(30.1)
(Provision for) benefit from income taxes	(25.4)	0.5	(34.2)	2.2
Net loss	(49.7)	(16.3)	(75.3)	(27.9)
Add back:
Interest expense-corporate	14.7	9.7	25.2	19.4
Share-based compensation	1.7	1.7	3.4	3.4
(Provision for) benefit from income taxes	25.4	(0.5)	34.2	(2.2)
EBITDA(1)	$(7.9)	$(5.4)	$(12.5)	$(7.3)
(1)See Non-GAAP Measures section for definitions and discussion of EBITDA and Adjusted EBITDA

Our Consolidated Financial Results: Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
Our revenues for the three months ended June 30, 2014 and 2013 were $92.0 million and $36.4 million, respectively. Total operating expenses for the same periods were $88.6 million and $40.1 million, respectively, and net income attributable to our common shareholders was $36.3 million compared to a net loss of $2.5 million, respectively. Adjusted EBITDA to KW common shareholders was $122.2 million and $36.3 million, respectively, for the three months ended June 30, 2014 and 2013. The Company achieved a 237% increase in adjusted EBITDA to Kennedy Wilson common shareholders for the three months ended June 30, 2014 as compared to the same period in 2013.
Revenues
Investments Segment Revenues
Rental and hotel income was $42.6 million for the three months ended June 30, 2014 as compared to $10.3 million for the same period in 2013. The $32.3 million increase is primarily due to new acquisitions by us and our consolidated subsidiaries (including KWE) and consolidations in the latter half of 2013 and the first half of 2014. During the first quarter of 2014, we acquired a portfolio of 14 commercial, retail, and industrial properties located throughout the United Kingdom. In addition, during the first quarter of 2014 the Company consolidated the results of six separate joint ventures that hold real estate-related investments located in the U.K. and Ireland.
During the three months ended June 30, 2014, we sold three condominium units, generating $6.1 million of proceeds from the sale of real estate compared to 22 condominium units which sold during the same period in 2013, resulting in $6.1 million of proceeds.
    Loan and other income was $4.3 million for the three months ended June 30, 2014 as compared to $0.5 million for the same period in 2013. The increase was mainly due to the acquisition of the notes on the Shelbourne Hotel in Dublin, Ireland, during the first quarter of 2014 and the acquisition by KWE of subordinated notes secured by 20 commercial properties located throughout England and Scotland.
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

•
auction and conventional sales, including innovative marketing and sales strategies for all types of commercial and residential real estate, including single family homes, mixed-use developments, estate homes, multifamily dwellings, new home projects, conversions and scattered properties; and

•	brokerage services, including innovative marketing programs tailored to client objectives for all types of investment grade and income producing real estate.
Third Party Services - These are fees earned from third parties and relate to assets in which we do not have an ownership interest.
Our third party fees were essentially flat at $5.7 million during the three months ended June 30, 2014 as compared to approximately $5.7 million for the same period in 2013.
Related Party Services
Our related party fees generated revenues of $33.3 million during the three months ended June 30, 2014 as compared to $13.8 million for the same period in 2013. The increase in related party revenue primarily relates to management fees earned on the sale of a portfolio of commercial properties located primarily in Dublin, Ireland. Fees earned from investments that were eliminated in consolidation totaled $6.1 million, a $5.4 million increase from $0.7 million for the same period in 2013. In accordance with U.S. GAAP, these fees were excluded from total fees of $33.3 million and $13.8 million, respectively.
Operating Expenses
Investments Segment Operating Expenses
Operating expenses for the three months ended June 30, 2014 increased to $64.3 million compared to $23.1 million for the same period in 2013. The increase is primarily attributable to the following:
Rental operating expenses increased by $13.3 million, and depreciation and amortization increased by $20.9 million due to the acquisitions and consolidations in the latter half of 2013 and in the first quarter of 2014.
During the three months ended June 30, 2014, we sold three condominium units resulting in $3.9 million of sale-related costs compared to 22 condominium units which sold during the same period in 2013, resulting in $5.1 million of sale-related costs.
Compensation and related expenses increased by $7.4 million primarily due to an increase in personnel as a result of our growth of in the United Kingdom and Ireland. This increase included accrued discretionary compensation. General and administrative expenses increased by $0.8 million primarily due to our growing operations in the United Kingdom and Ireland.
Services Segment Operating Expenses
Operating expenses for the three months ended June 30, 2014 were $14.7 million as compared to $9.9 million for the same period in 2013. The increase is attributable to the following:
Compensation and related expenses increased by $3.8 million and general and administrative expenses increased by $1.4 million as a result of the expansion in our research group and the launch of our iPad application, Zonda, and related sales professionals.

Zonda provides market insight for the homebuilding industry with real-time data on over 250 metrics impacting the housing market on a national and local level.
Corporate Operating Expenses
Operating expenses for the three months ended June 30, 2014 were approximately $9.6 million as compared to $7.2 million for the same period in 2013. Compensation and related expenses increased by $2.7 million primarily due to an increase in personnel as a result of our growth of in the United Kingdom and Ireland. This increase includes accrued discretionary compensation.
Income from Unconsolidated Investments
Investments Segment Income from Unconsolidated Investments
During the three months ended June 30, 2014, income from unconsolidated investments was $29.9 million as compared to $14.8 million for the same period in 2013. During the second quarter, the Company and its equity partners sold a portfolio of commercial properties located primarily in Dublin, Ireland, to KWE. This transaction was approved by the independent shareholders of KWE. As a result of the sale, the Company recorded a profit of $26.6 million on its 25% interest in the investment. In addition, as a result of obtaining control in the first quarter of 2014, the Company consolidated six investments in Europe which were previously accounted for using the equity method. The income pickup for these six investments totaled $14.8 million in the second quarter of 2013.
Services Segment Income from Unconsolidated Investments
During the three months ended June 30, 2014, income from unconsolidated investments was $1.1 million with no comparable activity in 2013. During the fourth quarter of 2013, the Company along with an equity partner acquired an interest in a loan servicing platform in Spain with approximately €23.0 billion of assets under management. The income recognized during the second quarter of 2014 relates to this acquisition.
Non-operating Items
Acquisition-related gains were $86.0 million for the three months ended June 30, 2014 with no comparable activity during the same period in 2013. On June 30, 2014, the Company and one of its equity partners amended an existing operating agreement governing 50 multifamily buildings in and around Tokyo, Japan comprising approximately 2,400 units. The Company has an approximate 41% ownership interest in these investments. This investment was previously accounted for by the Company on an equity method basis.  The amendments to the operating agreements provided control to the Company of these investments. As the fair value of our interests in these properties were in excess of the carrying value, we recorded acquisition-related gains of $66.7 million.
In addition, KWE acquired the subordinated notes on 20 commercial properties located throughout England and Scotland during the quarter and used its position as a debt holder to secure the acquisition of the underlying properties. The Company recognized an acquisition-related gain of $15.2 million on the transaction due to its ability to acquire the underlying real estate at a discount to its fair value.
Interest expense associated with corporate debt was $14.7 million for the three months ended June 30, 2014 as compared to $9.7 million for the same period in 2013. The increase in corporate interest expense is attributable to the issuance of $300.0 million aggregate principal of the our 5.875% senior notes due, which occurred in March 2014 and interest expense paid on the revolving line of credit.
Interest expense associated with investment debt was $11.1 million for the three months ended June 30, 2014 as compared to $2.8 million for the same period in 2013. The increase is due to the acquisitions and consolidations in the latter half of 2013 and during 2014.
Provision for income taxes was $25.4 million during the three months ended June 30, 2014 as compared to a $0.5 million benefit from income taxes for the same period in 2013. During the three months ended June 30, 2014, we had domestic gains of $88.9 million which incur a tax expense at the federal tax rate of approximately 34% and foreign gains of $0.1 million by our subsidiaries in the United Kingdom and Ireland which are subject to corporate tax rates of 21.0% and 12.5%, respectively. The provision for income taxes does not include non-controlling interests.
We had net income of $25.3 million attributable to noncontrolling interests during the three months ended June 30, 2014 compared to a net loss attributable to noncontrolling interest of $0.9 million during the three months ended June 30, 2013. The increase is mainly due to the acquisition-related gains described above being allocated to noncontrolling interest holders.
Our Consolidated Financial Results: Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Our revenues for the six months ended June 30, 2014 and 2013 were $143.3 million and $59.3 million, respectively. Total operating expenses for the same periods were $149.3 million and $67.7 million, respectively, and net income attributable to our common shareholders was $46.8 million compared to a net loss of $6.1 million, respectively. Adjusted EBITDA to Kennedy Wilson common shareholders was $191.5 million and $68.0 million for the six months ended June 30, 2014 and 2013, respectively. The Company achieved a 182% increase in adjusted EBITDA to Kennedy Wilson common shareholders for the six months ended June 30, 2014 as compared to the same period in 2013.
Revenues
Investments Segment Revenues
Rental and hotel income was $67.8 million for the six months ended June 30, 2014 as compared to $16.8 million for the same period in 2013. The $51.0 million increase is primarily due to new acquisitions by us and our consolidated subsidiaries (including KWE) and consolidations in the latter half of 2013 and first half of 2014.
    During the six months ended June 30, 2014, we sold five condominium units, generating $12.5 million of proceeds from the sale of real estate, and sold a parcel of land generating $4.1 million of proceeds compared to 37 condominium units and one retail unit which sold during the same period in 2013, resulting in $8.5 million of proceeds.
Loan and other income was $6.0 million for the six months ended June 30, 2014 as compared to $0.9 million for the same period in 2013. The increase was due to the acquisition of the notes on the Shelbourne Hotel in Dublin, Ireland, during the first quarter of 2014 and the acquisition of subordinated notes secured by 20 commercial properties located throughout England and Scotland.
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

•
auction and conventional sales, including innovative marketing and sales strategies for all types of commercial and residential real estate, including single family homes, mixed-use developments, estate homes, multifamily dwellings, new home projects, conversions and scattered properties; and

•	brokerage services, including innovative marketing programs tailored to client objectives for all types of investment grade and income producing real estate.
Third Party Services - These are fees earned from third parties and relate to assets in which we do not have an ownership interest.
Our third party fees increased to $11.5 million during the six months ended June 30, 2014 as compared to approximately $10.9 million for the same period in 2013. The $0.6 million increase or 6% increase primarily relates to the positive performance in our real estate consultancy division which specializes in real estate research and capital sourcing for the single-family homebuilding and multifamily apartment industries.
Related Party Services
Our related party fees generated revenues of $40.6 million during the six months ended June 30, 2014 as compared to $22.2 million for the same period in 2013. The increase in related party revenue primarily relates to to management fees earned on the sale of a portfolio of commercial properties located primarily in Dublin, Ireland. Fees earned from investments that were eliminated in consolidation totaled $7.7 million, a $6.1 million increase from $1.6 million for the same period in 2013. In accordance with U.S. GAAP, these fees were excluded from total fees of $40.6 million and $22.2 million, respectively.
Operating Expenses
Investments Segment Operating Expenses
Operating expenses for the six months ended June 30, 2014 increased to $107.7 million compared to $38.8 million for the same period in 2013. The increase is primarily attributable to the following:
Rental operating expenses increased by $24.4 million, and depreciation and amortization increased by $25.1 million due to the acquisitions and consolidations in the latter half of 2013 and in the first quarter of 2014.

During the six months ended June 30, 2014, we sold five condominium units and a parcel of land resulting in $13.5 million of sale-related costs compared to 37 condominium units and one retail unit which sold during the same period in 2013, resulting in $7.0 million of sale-related costs.
Compensation and related expenses increased by $10.8 million primarily due to an increase in personnel as a result of our growth of in the United Kingdom and Ireland. This increase included accrued discretionary compensation. General and administrative expenses increased by $2.1 million primarily due to our growing operations in the United Kingdom and Ireland.
Services Segment Operating Expenses
Operating expenses for the six months ended June 30, 2014 were $25.9 million as compared to $18.2 million for the same period in 2013. The increase is attributable to the following:
Compensation and related expenses increased by $4.9 million and general and administrative expenses increased by $2.7 million as a result of the expansion in our research group and the launch of our iPad application, Zonda, and related sales professionals. Zonda provides market insight for the homebuilding industry with real-time data on over 250 metrics impacting the housing market on a national and local level.
Corporate Operating Expenses
Operating expenses for the six months ended June 30, 2014 were approximately $15.9 million as compared to $$10.9 million for the same period in 2013. Compensation and related expenses increased by $5.2 million primarily due to an increase in personnel as a result of our growth of in the United Kingdom and Ireland and the launch of KWE. This increase included accrued discretionary compensation.
Income from Unconsolidated Investments
Investments Segment Income from Unconsolidated Investments
During the six months ended June 30, 2014, income from unconsolidated investments was $31.7 million as compared to $16.9 million for the same period in 2013. During the second quarter of 2014, the Company and its equity partners sold a portfolio of commercial properties located primarily in Dublin, Ireland, to KWE. This transaction was approved by the independent shareholders of KWE. As a result of the sale, the Company recorded a profit of $26.6 million on its 25% interest in the investment. In addition, as a result of obtaining control in the first quarter of 2014, the Company consolidated six investments in Europe which were previously accounted for using the equity method. Total income for these six investments totaled $15.4 million during the first six months of 2013.
Services Segment Income from Unconsolidated Investments
During the six months ended June 30, 2014, income from unconsolidated investments was $2.1 million with no comparable activity in 2013. During the fourth quarter of 2013, the Company along with an equity partner acquired an interest in a loan servicing platform in Spain with approximately €23.0 billion of assets under management. The income recognized during the first six months of 2014 relates to this acquisition.
Non-operating Items
Acquisition-related gains were $170.3 million for the six months ended June 30, 2014 compared to $9.5 million during the same period in 2013. On March 31, 2014, the Company and one of its equity partners amended existing operating agreements governing six separate joint ventures that hold real estate-related investments located in the U.K. and Ireland.  The Company has an approximate 50% ownership interest in these investments.  On June 30, 2014, the Company and one of its equity partners amended an existing operating agreement governing 50 multifamily buildings in and around Tokyo, Japan comprising approximately 2,400 units. The Company has an approximate 41% ownership interest in these investments. These joint ventures were previously accounted for by the Company on an equity method basis.  As a result of gaining control, the Company was required to consolidate the assets and liabilities of these properties at fair value. As the fair value of our interests in these properties were in excess of the carrying value, we recorded acquisition-related gains of $151.4 million in the accompanying consolidated statement of operations for the six months ended June 30, 2014.
In addition, during the quarter ended March 31, 2014, we foreclosed on a 133,000 square foot retail center and an adjacent 2.4 acre vacant lot in Van Nuys, California. As a result of the foreclosure, the Company was required to consolidate the assets and liabilities at fair value. As the fair value of the assets was in excess of the basis in the previously held mortgage notes, we recognized a $3.7 million acquisition related gain. During the quarter ended June 30, 2014, KWE acquired the subordinated notes on 20 commercial properties located throughout England and Scotland during the quarter and used its position as a debt holder to secure the acquisition of the underlying properties. The Company recognized an acquisition-related gain of $15.2 million on the transaction due to its ability to acquire the underlying real estate at a discount to its fair value.

Interest expense associated with corporate debt was $25.2 million for the six months ended June 30, 2014 as compared to $19.4 million for the same period in 2013. The increase in corporate interest expense is attributable to the issuance of $300.0 million aggregate principal of the 2024 Notes which occurred in March 2014 and interest expense paid on the revolving line of credit.
Interest expense associated with investment debt was $16.4 million for the six months ended June 30, 2014 as compared to $4.6 million for the same period in 2013. The increase is due to the acquisitions and consolidations in the latter half of 2013 and during 2014, including the consolidation of KWE.
Provision for income taxes was $34.2 million during the six months ended June 30, 2014 as compared to a $2.2 million benefit from income taxes for the same period in 2013. During the six months ended June 30, 2014, we had domestic gains of $151.7 million which incur a tax expense at the federal tax rate of approximately 34% offset by foreign losses of $3.9 million by our subsidiaries in the United Kingdom and Ireland which are subject to corporate tax rates of 21.0% and 12.5%, respectively, resulting in a net expense from income taxes. The provision for income taxes does not include non-controlling interest.
We had net income of $62.7 million attributable to noncontrolling interest during the six months ended June 30, 2014 compared to a net loss attributable to noncontrolling interest of $1.9 million during the six months ended June 30, 2013. The increase is mainly due to the acquisition-related gains described above being allocated to noncontrolling interest holders and the consolidation of KWE, in which our ownership is 13.2% as of June 30, 2014.

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
To the extent that we engage in additional strategic investments, including real estate, note portfolios, or acquisitions of other real estate related companies, we may need to obtain third party financing which could include bank financing or the public sale or private placement of debt or equity securities. At June 30, 2014, we have approximately $227.3 million of cash held by one of our consolidated subsidiaries, KWE, the majority of which are expected to be used to engage in additional strategic investments. KWE currently has a loan to value ratio of approximately 20% on its investments and, in the future, we believe we could add leverage to these properties which could generate additional liquidity. In addition, subsequent to June 30, 2014, we increased our unsecured corporate line of credit from $140 million to $300 million; the line of credit currently has no outstanding balance.
Under our current investment strategy, we generally contribute property expertise and a fully funded initial cash contribution, with commitments to provide additional funding. Capital required for additional improvements and supporting operations during leasing and stabilization periods is generally obtained at the time of acquisition via debt financing or third party investors for our unconsolidated investments. Accordingly, we generally do not have significant capital commitments with unconsolidated entities. However, there may be certain circumstances when we, usually with the other members of the unconsolidated investment entity, may be required to contribute additional capital for a period of time.
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

During the six months ended June 30, 2014, the Company generated a book loss of $3.9 million related to operations in the United Kingdom, Ireland and Spain. A foreign tax benefit of $0.7 million attributable to Kennedy-Wilson Holdings, Inc is included in the consolidated tax provision for income taxes related to the portion of income earned directly by subsidiaries in the United Kingdom and Ireland for the six months ended ended June 30, 2014. U.S. domestic taxes have not been provided for in the consolidated tax provision on amounts earned directly by these subsidiaries since it is the Company's plan to indefinitely invest amounts earned by these subsidiaries in the United Kingdom and Ireland operations. If these subsidiaries' cumulative earnings were repatriated to the United States additional, U.S. domestic taxes of $1.4 million attributable to Kennedy-Wilson Holdings, Inc would be incurred. Additionally, approximately $284.5 million of our consolidated cash and cash equivalents is held by our subsidiaries in the United Kingdom and Ireland and $21.4 million held by our subsidiaries in Japan.
Currency Derivative Instruments
Fluctuations in currency exchange rates may affect our financial position and results of operations. We enter into currency forward contracts to manage our exposure to currency fluctuations between our functional currency (the U.S. dollar) and the functional currency (Euros, British Pound Sterling, and Japanese Yen) of certain of our wholly owned subsidiaries and joint venture investments. In addition, KWE will enter into forward foreign currency contracts in order to manage currency fluctuations between its functional currency (GBP) and the functional currency of certain wholly owned subsidiaries (Euro).
For the six months ended ended June 30, 2014 and 2013, we recorded a loss, net of taxes, of $10.4 million and a gain of $5.8 million, respectively, in other comprehensive income as the portion of the currency forward contract used to hedge the currency exposure of certain of our wholly owned subsidiaries qualifies as a net investment hedge under ASC Topic 815.
Cash Flows
Operating
Our cash flows from operating activities are primarily dependent upon operations from our consolidated properties, the operating distributions from our unconsolidated investments, revenues from our services business net of operating expenses and other general and administrative costs.  Net cash provided by operating activities totaled $65.1 million for the six months ended June 30, 2014.  This was primarily related to operating distributions from our unconsolidated investments of $57.7 million including a $26.2 million asset management fee payment from the sale of a portfolio of commercial properties in Ireland. These increases were offset by the payment of interest expense to fund our investment business, accrued expenses and other liabilities, accrued salaries and benefits and prepayment of expenses. Net cash used in operating activities totaled $23.9 million for the six months ended June 30, 2013. This was primarily related to the payment of interest expense to fund our investment business, accrued expenses and other liabilities, accrued salaries and benefits and prepayment of expenses offset by operating distributions from our unconsolidated investments of $17.9 million.
Investing
Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in unconsolidated investments, capital expenditures, and loans secured by real estate, as well as return of capital investments from dispositions or refinances on our hard assets and resolutions in our loan participations and loan pools. Net cash used in investing activities totaled $1.7 billion for the six months ended June 30, 2014. This was primarily due to $106.0 million of equity invested in unconsolidated investments of which $57.2 million related to the acquisition of a portfolio of 14 assets comprised of commercial, retail and industrial assets which was subsequently contributed into KWE as part of its initial public offering. We invested $1.3 billion for the purchase and addition to real estate which mainly included 26 commercial properties located in the United Kingdom and 272 residential units and 31,000 commercial spaces in Dublin, 13 commercial buildings in Dublin, 20 commercial buildings in the United Kingdom and two multifamily properties in the Western United States. In addition, we invested $373.3 million to fund our equity in loans mainly for the acquisition of notes secured by the Shelbourne Hotel in Dublin, Ireland and the acquisition of subordinated notes secured by 20 commercial properties located throughout England and Scotland by KWE. The cash used in the aforementioned investing activities was offset by receipt of $55.6 million in distributions from our unconsolidated investments primarily due to refinancing of property level debt and the sale of underlying properties.
Net cash used in investing activities totaled $195.2 million for the six months ended June 30, 2013. This was primarily due to $200.5 million of equity invested in joint ventures of which $58.0 million related to the acquisition of a multifamily property in Dublin, $20.6 million was invested in the acquisition of a portfolio of 29 income-producing commercial properties located in the United Kingdom, $22.7 million for three commercial properties in the Western U.S., $18.5 million was contributed to a joint venture for the acquisition of four connections collateralized by five properties and $9.1 million for two multifamily properties in the Western U.S. We invested $108.3 million for the purchase and addition to real estate which included $61.4 million for an apartment building in Salt Lake City, UT, $29.7 million for an office building in Beverly Hills, CA and $15.7 million for an apartment building in Northern California. In addition, we invested $41.7 million to fund our equity in note receivables and investments in loan pool participations and we received $49.6 million in distributions from our loan pools primarily due to loan resolutions including $38.9 million from the UK Loan Pool. The cash used in the aforementioned investing activities was offset by receipt of $25.7 million in distributions from our joint ventures primarily due to refinancing of property level debt of $14.2 million and $10.8 million from the settlement of several Japanese yen-related hedges.
Financing
Our net cash related to financing activities is generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash provided by financing activities totaled $2.0 billion for the six months ended June 30, 2014. This was primarily due to proceeds, net of issuance costs, of $1.4 billion from non controlling interest holders for the initial public offering of KWE, net proceeds of $190.7 million received from the issuance of 9.2 million shares of common stock primarily to institutional investors, the issuance of $300.0 million of senior notes which generated $297.2 million in proceeds, and $295.2 million of proceeds from mortgage loans to finance and refinance consolidated property acquisitions offset by $11.3 million of debt issuance costs. These were offset by repayment of $14.0 million of investment debt and payments of cash dividends of $18.1 million to our common and preferred shareholders.
Net cash provided by financing activities totaled $240.6 million for the six months ended June 30, 2013. This was primarily due to net proceeds of $153.9 million received from the issuance of 10.4 million shares of common stock primarily to institutional investors, $68.3 million from borrowings under mortgage loans for the acquisition of an apartment building in Salt Lake City, Utah, and an office building in Beverly Hills, California, and net borrowings of $30.0 million on the Company's line of credit. These were offset by payments of cash dividends of $9.1 million to our common and preferred shareholders and $1.4 million for the repurchase of warrants.
Contractual Obligations and Commercial Commitments
At June 30, 2014, our contractual cash obligations, including debt and operating leases, included the following:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Borrowings: (1)
Investment debt(2)	$1,507.2	$30.5	$396.3	528.6	551.8
Subordinated debt	40.0	—	—	—	40.0
Senior notes(3)	705.0	—	—	350.0	355.0
Total borrowings	2,252.2	30.5	396.3	878.6	946.8
Operating leases	8.6	1.6	3.3	1.5	2.2
Total contractual cash obligations	$2,260.8	$32.1	$399.6	$880.1	$949.0

(1)
See notes 8-11 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: six months ending December 31, 2014 - $53.9 million; 1-3 years - $319.2 million; 4-5 years - $147.6 million; After 5 years - $237.6 million. The interest payments on variable rate debt have been calculated using the interest rate in effect at June 30, 2014.

(2) Excludes $21.5 million of unamortized debt premiums on investment debt.
(3) Excludes $1.0 million of net unamortized debt premium on senior notes.
Indebtedness and Related Covenants
The following describes our corporate indebtedness and related covenants.
Senior Notes Payable
In April 2011, Kennedy-Wilson, Inc. issued $200.0 million in aggregate principal amount of its 8.750% senior notes due 2019, for approximately $198.6 million, net of discount. An additional $50.0 million in aggregate principal amount of its 8.750% senior notes due 2019 was issued in April 2011 for approximately $50.8 million, net of premium. In December 2012, Kennedy-Wilson, Inc. issued an additional $100.0 million aggregate principal amount of these 8.750% senior notes for approximately $105.3 million, net of premium. Collectively, these notes are referred to as the "2019 Notes." The terms of the 2019 Notes are governed by an indenture, dated as of April 5, 2011, by and among the issuer, Kennedy-Wilson Holdings, Inc, as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantors, and Wilmington Trust National Association, as amended by various subsequent supplemental indentures. The 2019 Notes bear interest at 8.750% per annum. Interest is payable on April 1 and October 1 of each year, until the maturity date of April 1, 2019. The issuer's obligations under the 2019 Notes are fully and unconditionally guaranteed by Kennedy-Wilson Holdings, Inc. and the subsidiary guarantors. At any time prior to April 1, 2015, the issuer may redeem the 2019 Notes, in whole or in part, at a price equal to 100% of the principal amount, plus an applicable "make-whole" premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2015, the issuer may redeem the 2019 Notes, in whole or in part, at the redemption prices specified in the indenture. Until April 1, 2014, the issuer may choose to redeem the 2019 Notes in an amount not to exceed in aggregate 35% of the principal amount of the 2019 Notes with money Kennedy-Wilson, Inc. or Kennedy-Wilson Holdings, Inc. raises in certain equity offerings. The amount of the 2019 Notes included in the consolidated balance sheets, net of unamortized discount and premium, was $353.7 million at June 30, 2014.
In November and December 2012, Kennedy-Wilson, Inc. completed a public offering of $55.0 million aggregate principal amount of 7.750% Senior Notes due 2042 (the "2042 Notes"). The 2042 Notes were issued pursuant to an indenture dated as of November 28, 2012, by and among Kennedy-Wilson, Inc., as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantees and Wilmington Trust National Association, as trustee, as amended by various subsequent supplemental indentures. The issuer's obligations under the 2042 Notes are fully and unconditionally guaranteed by Kennedy Wilson and the subsidiary guarantors. At any time prior to December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. Interest on the 2042 Notes accrues at a rate of 7.750% per annum and is payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on March 1, 2013. The 2042 Notes will mature on December 1, 2042. The amount of the 2042 Notes included in the accompanying consolidated balance sheets was $55.0 million at June 30, 2014.
In March 2014, Kennedy-Wilson, Inc., completed a public offering of $300.0 million aggregate principal amount of 5.875% Senior Notes due 2024 (the “2024 Notes”), for approximately $290.7 million, net of discount and estimated offering expenses. The 2024 Notes were issued pursuant to an indenture dated as of March 25, 2014, by and among Kennedy-Wilson, Inc., as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantees and Wilmington Trust National Association, as trustee, as supplemented by a supplemental indenture (the “2024 Indenture”). The issuer's obligations under the 2024 Notes are fully and unconditionally guaranteed by Kennedy Wilson and the subsidiary guarantors. At any time prior to April 1, 2017, the issuer may redeem the 2024 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at a redemption prices specified in the 2024 Indenture, plus accrued and unpaid interest, if any, to the redemption date. Prior to April 1, 2019, the issuer may also redeem up to 35% of the 2024 Notes from the proceeds of certain equity offerings. Interest on the 2024 Notes accrues at a rate of 5.875% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2014. The 2024 Notes will mature on April 1, 2024. The amount of the 2024 Notes included in the accompanying consolidated balance sheets was $297.3 million at June 30, 2014.
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
Borrowings Under Line of Credit
In September 2013, Kennedy-Wilson, Inc., a wholly owned subsidiary of Kennedy Wilson, amended its existing unsecured revolving credit facility with U.S. Bank and East-West Bank which increased the total principal amount available to be borrowed by an additional $40.0 million, for an aggregate availability of $140.0 million. The loan bears interest at a rate equal to LIBOR plus 2.75% and the maturity date was extended to October 1, 2016. As of June 30, 2014, the unsecured credit facility was undrawn and $140.0 million was still available.
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
The junior subordinated debentures require Kennedy-Wilson, Inc. to maintain (i) a fixed charge coverage ratio (as defined in the indenture governing the junior subordinated debentures) of not less than 1.75 to 1.00, measured on a four-quarter rolling basis; (ii) a ratio of total debt to net worth (as defined in the indenture) of not greater than 3.00 to 1.00 at any time; (iii) a tangible net worth (as defined in the indenture) not less than the sum of (x) $15.0 million, plus (y) 60% of any net income (but only if a positive number) for each completed fiscal quarter beginning with the fiscal quarter ended March 31, 2007 until such time as our net worth equals or exceeds $75.0 million and then 50% of any net income for each completed fiscal quarter thereafter, plus (z) 50% of all proceeds of equity interests issued by us or our subsidiaries after the date the debentures were issued; and (iv) a net worth (as defined in the indenture) not less than the sum of (x) $40.0 million, plus (y) 60% of any net income (but only if a positive number) for each completed fiscal quarter beginning with the fiscal quarter ended March 31, 2007 until such time as our net worth equals or exceeds $75.0 million and then 50% of any net income for each completed fiscal quarter thereafter, plus (z) 50% of all proceeds of equity interests issued by us or our subsidiaries after the date the debentures were issued.  As of June 30, 2014, Kennedy Wilson's fixed charge coverage ratio was 4.39 to 1.00, its ratio of total debt to net worth was 2.33 to 1.00 and its tangible net worth and net worth were $924.8 million and $976.1 million, respectively, and Kennedy Wilson was in compliance with these covenants.
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
As of June 30, 2014, Kennedy Wilson's rent adjusted fixed charge coverage ratio was 3.73 to 1.00, its balance sheet leverage ratio was 0.80 to 1.00, and its effective tangible net worth and its unrestricted cash, cash equivalents and publicly traded marketable securities were $928.5 million and $610.7 million, respectively, and Kennedy-Wilson, Inc. was in compliance with these covenants.
The indentures governing the 2019 Notes, 2024 Notes, and 2042 Notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of June 30, 2014, the balance sheet leverage ratio was 0.76 to 1.00.
Off-Balance Sheet Arrangements
We have provided guarantees associated with loans secured by consolidated assets or assets held in various unconsolidated investments. At June 30, 2014, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $63.8 million. The guarantees expire through 2019, and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
As of June 30, 2014, we have unfulfilled capital commitments totaling $11.3 million to our unconsolidated investments. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of June 30, 2014, 64% of our property level debt is fixed rate, 23% is floating rate with interest caps and 13% is floating rate without interest caps.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of June 30, 2014. The expected maturity categories take into consideration actual amortization of principal and do not take into consideration reinvestment of cash. The weighted average interest rate for the various assets and liabilities presented are actual as of June 30, 2014. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
	2014	2015	2016	2017	2018	Thereafter	Total	June 30, 2014
(Dollars in millions)
Interest rate sensitive assets
Cash equivalents	$642.3	$—	$—	$—	$—	$—	$642.3	$642.3
Average interest rate	0.32%	—%	—%	—%	—%	—%	0.32%	—
Fixed rate receivables	384.6	8.2	3.6	5.9	—	—	402.3	402.3
Average interest rate (1)	9.93%	10.74%	10.24%	2.16%	—%	—%	10.27%	—
Variable rate receivables	—	—	—	—	—	—	—	—
Average interest rate	—%	—%	—%	—%	—%	—%	—%	—
Total	$1,026.9	$8.2	$3.6	$5.9	$—	$—	$1,044.6	$1,044.6
Weighted average interest rate	3.92%	10.74%	10.24%	2.16%	—%	—%	4.15%
Interest rate sensitive liabilities
Variable rate borrowings	$7.0	$102.8	$23.0	$146.9	$329.9	$206.5	$816.1	$834.5
Average interest rate	3.73%	5.30%	2.55%	3.86%	4.08%	4.35%	4.11%	—
Fixed rate borrowings	—	2.9	14.4	61.1	24.9	1,332.8	1,436.1	1,485.2
Average interest rate	—%	5.00%	5.91%	1.61%	3.51%	6.31%	6.05%	—
Total	$7.0	$105.7	$37.4	$208.0	$354.8	$1,539.3	$2,252.2	$2,319.7
Weighted average interest rate	3.73%	5.30%	3.85%	3.20%	4.04%	6.04%	5.35%

(1) 2014 average interest rate is exclusive of non-performing receivables
Currency Risk
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2014).

10.1	First Amendment to Amended and Restated 2009 Equity Participation Plan (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2014).

10.2	Form of director restricted stock award agreement pursuant to amended and restated 2009 Equity Participation Plan.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNEDY-WILSON HOLDINGS, INC.

Dated:	August 8, 2014	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)