Form 10-Q
period 2014-09-30
Kennedy-Wilson Holdings, Inc.
filed 2014-11-10
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of common stock outstanding as of November 7, 2014 was 94,807,377.

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
COMMON DEFINITIONS

Kennedy-Wilson Holdings, Inc.
“KWH,” “Kennedy Wilson,” the "Company," "we," "our," or "us" refer to Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries.
“KWE” refers to Kennedy Wilson Europe Real Estate plc, a London Stock Exchange listed company that we externally manage through a wholly-owned subsidiary. The results of KWE are consolidated in our financial statements due to our control of KWE. We own an approximately 13.3% equity interest in KWE and throughout this report, we refer to our pro-rata ownership stake in investments made and held directly by KWE.

"KW Group" refers to Kennedy Wilson and its consolidated subsidiaries that we consolidate in our financial statements under U.S. GAAP, including KWE.

“Equity partners” refers to subsidiaries that we consolidate in our financial statements under U.S. GAAP (other than wholly-owned subsidiaries), including KWE, and third-party equity providers.
Assets Under Management or "AUM"
AUM generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, and investments in joint ventures. Our AUM is principally intended to reflect the extent of our presence in the real estate market, not the basis for determining our management fees. Our AUM consist of the total estimated fair value of the real estate properties and other real estate related assets either owned by third parties,controlled by us or held by joint ventures and other entities in which our sponsored funds or investment vehicles and client accounts have invested. Committed (but unfunded) capital from investors in our sponsored funds is not included in our AUM. The estimated value of development properties is included at estimated completion cost.
Operating Associates
Operating associates generally refer to individuals that are employed by or affiliated with third-party consultants, contractors, property managers or other service providers that we manage and oversee on a day-to-day basis with respect to our investments and services businesses.

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2014	December 31, 2013
(Dollars in millions, except share and per share amounts)
Assets
Cash and cash equivalents	$236.3	$170.2
Cash held by consolidated investments (including $40.6 and $0 of restricted cash)	591.3	8.0
Accounts receivable (including $8.5 and $11.4 of related party)	42.2	16.6
Loans (including $0 and $4.1 of related party)	266.7	56.8
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	3,839.6	688.1
Unconsolidated investments	504.9	786.1
Other assets	232.3	73.0
Total assets	$5,713.3	$1,798.8

Liabilities and equity
Liabilities
Accounts payable, accrued expenses and other liabilities	253.8	129.1
Investment debt	2,049.8	401.8
Senior notes payable	705.9	409.0
Junior subordinated debentures	—	40.0
Total liabilities	3,009.5	979.9

Equity
Cumulative preferred stock, $0.0001 par value per share: 1,000,000 shares authorized $1,000 per share liquidation preference	—	—
Common stock, 94,807,377 and 82,592,607 shares issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	991.2	801.3
Accumulated deficit	(22.6)	(42.2)
Accumulated other comprehensive income	(13.2)	9.2
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	955.4	768.3
Noncontrolling interests	1,748.4	50.6
Total equity	2,703.8	818.9
Total liabilities and equity	$5,713.3	$1,798.8
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except share and per share amounts)	2014	2013	2014	2013
Revenue
Investment management, property services and research fees (includes $6.2, $15.7, $47.0, and $37.8 of related party fees)	$12.9	$20.9	$65.0	$54.0
Rental and hotel	93.5	10.5	161.3	27.3
Sales of real estate	1.6	1.6	19.0	10.1
Loans and other	5.7	0.5	11.7	1.4
Total revenue	113.7	33.5	257.0	92.8
Operating expenses
Commission and marketing	2.0	1.0	3.8	2.8
Rental and hotel operating	37.8	4.2	69.9	11.9
Cost of real estate sold	1.1	0.9	14.6	7.9
Compensation and related	26.8	20.9	79.6	52.8
General and administrative	11.8	5.8	28.3	17.6
Depreciation and amortization	34.7	4.5	67.3	12.0
Total operating expenses	114.2	37.3	263.5	105.0
Income from unconsolidated investments	12.1	13.2	45.9	30.1
Operating income	11.6	9.4	39.4	17.9
Non-operating income (expense)
Acquisition-related gains	28.9	1.6	199.2	11.1
Acquisition-related expenses	(5.3)	—	(16.9)	(0.5)
Interest expense-investment	(13.8)	(2.8)	(30.2)	(7.4)
Interest expense-corporate (1)	(15.9)	(10.3)	(41.1)	(29.7)
Other (expense) income	(1.9)	0.1	1.0	0.5
Income (loss) before (provision for) benefit from income taxes	3.6	(2.0)	151.4	(8.1)
(Provision for) benefit from income taxes	(6.6)	(0.8)	(40.8)	1.4
Net income (loss)	(3.0)	(2.8)	110.6	(6.7)
Net loss (income) attributable to the noncontrolling interests	2.8	0.7	(59.9)	2.6
Preferred dividends and accretion of preferred stock issuance costs	(2.0)	(2.0)	(6.1)	(6.1)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(2.2)	$(4.1)	$44.6	$(10.2)
Basic earnings per share
(Loss) income per basic	$(0.03)	$(0.06)	$0.47	$(0.15)
Weighted average shares outstanding for basic	89,267,838	72,643,000	88,854,215	68,486,876
Diluted earnings per share
(Loss) income per diluted	$(0.03)	$(0.06)	$0.47	(0.15)
Weighted average shares outstanding for diluted	89,267,838	72,643,000	90,169,008	68,486,876
Dividends declared per common share	$0.09	$0.07	$0.27	$0.21
(1) Includes early extinguishment of corporate debt
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013

Net (loss) income	$(3.0)	$(2.8)	$110.6	$(6.7)
Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation (loss) gain	(89.0)	8.8	(67.1)	(9.2)
Amounts reclassified out of AOCI during the period	—	—	(7.1)	—
Unrealized loss on marketable securities	(1.1)	—	(1.1)	—
Unrealized forward contract, foreign currency gain (loss)	20.1	(3.6)	16.5	2.2
Total other comprehensive (loss) gain for the period	(70.0)	5.2	(58.8)	(7.0)

Comprehensive (loss) income	(73.0)	2.4	51.8	(13.7)
Comprehensive loss (income) attributable to noncontrolling interests	58.0	0.7	(23.5)	2.6
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(15.0)	$3.1	$28.3	$(11.1)
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statement of Equity
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
(Dollars in millions, except share amounts)	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2013	132,550		82,592,607	$—	$801.3	$(42.2)	$9.2	$50.6	$818.9
Issuance of shares, net	—	—	9,201,250	—	190.6	—	—	—	190.6
Common stock issued under Amended and Restated 2009 Equity Participation Plan	—	—	3,140,000	—	—	—	—	—	—
Shares forfeited	—	—	(2,475)	—	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(124,005)	—	(2.9)	—	—	—	(2.9)
Stock compensation expense	—	—	—	—	8.7	—	—	—	8.7
Other comprehensive income:
Unrealized foreign currency translation gain, net of tax	—	—	—	—	—	—	(31.0)	(36.4)	(67.4)
Unrealized forward contract foreign currency loss, net of tax	—	—	—	—	—	—	9.7	—	9.7
Unrealized loss on marketable securities	—	—	—	—	—	—	(1.1)	—	(1.1)
Preferred stock dividends	—	—	—	—	—	(6.1)	—	—	(6.1)
Common stock dividends	—	—	—	—	—	(25.0)	—	—	(25.0)
Net income	—	—	—	—	—	50.7	—	59.9	110.6
Consolidation of noncontrolling interests (Note 4)	—	—	—	—	—	—	—	291.8	291.8
Acquisition of Kennedy Wilson Europe (KWE) shares from noncontrolling interest holders	—	—	—	—	—	—	—	(16.8)	(16.8)
Issuance of KWE shares, net (Note 12)	—	—	—	—	(6.5)	—	—	1,410.7	1,404.2
Contributions from noncontrolling interests, excluding KWE	—	—	—	—	—	—	—	12.9	12.9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(24.3)	(24.3)
Balance at September 30, 2014	132,550	$—	94,807,377	$—	$991.2	$(22.6)	$(13.2)	$1,748.4	$2,703.8
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2014	2013
Cash flows from operating activities:
Net income (loss)	$110.6	$(6.7)
Adjustments to reconcile net income to net cash provided (used in) by operating activities:
Net gain from sale of real estate	(4.4)	(2.7)
Acquisition-related gain	(199.2)	(11.1)
Depreciation and amortization	67.3	12.0
Provision for (benefit from) deferred income taxes	40.8	(1.0)
Amortization of deferred loan costs	3.8	1.6
Amortization of discount and accretion of premium on issuance of the senior notes and investment debt	(2.7)	(0.9)
Income from unconsolidated investments	(46.6)	(30.3)
Operating distributions from unconsolidated investments	78.9	42.7
Stock-based compensation	8.7	5.5
Change in assets and liabilities:
Accounts receivable	(18.0)	(11.2)
Other assets	0.4	(10.4)
Accrued expenses and other liabilities	46.1	(4.6)
Net cash from (used in) operating activities	85.7	(17.1)
Cash flows from investing activities:
Additions to loans	(476.4)	(30.3)
Collections of loans	95.9	43.0
Net proceeds from sale of real estate	16.3	10.5
Purchases of and additions to real estate	(1,538.2)	(115.9)
Proceeds from settlement of foreign forward contracts	7.5	—
Purchases of foreign currency options	(2.2)	—
Investment in marketable securities	(11.5)	—
Proceeds from maturities of short term investments	—	10.0
Capitalized development costs	—	(1.3)
Distributions from unconsolidated investments	99.3	143.3
Contributions to unconsolidated investments	(139.6)	(314.3)
Net cash used in investing activities	(1,948.9)	(255.0)
Cash flows from financing activities:
Borrowings under senior notes payable	297.2	—
Repayment of junior unsubordinated debt	(40.0)	—
Borrowings under line of credit	90.0	125.0
Repayment of line of credit	(90.0)	(125.0)
Borrowings under investment debt	825.1	72.3
Repayment of investment debt	(32.2)	(1.1)
Debt issue costs	(28.5)	(1.8)
Issuance of common stock	190.6	276.0
Repurchase and retirement of common stock	(2.9)	—
Repurchase of warrants	—	(1.4)
Exercise of warrants	—	4.7
Proceeds from the issuance of KWE shares, net	1,351.1	—
Dividends paid	(28.4)	(16.3)
Change in restricted cash	(42.6)	—
Acquisition of KWE shares from noncontrolling interest holders	(16.8)	—
Contributions from noncontrolling interests, excluding KWE	12.9	0.9
Distributions to noncontrolling interests	(24.3)	(0.4)
Net cash provided by financing activities	2,461.2	332.9
Effect of currency exchange rate changes on cash and cash equivalents	10.8	(0.3)
Net change in cash and cash equivalents(1)	608.8	60.5
Cash and cash equivalents, beginning of period	178.2	120.9
Cash and cash equivalents, end of period	$787.0	$181.4
(1) See discussion of non-cash effects in notes to cashflow statement.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental cash flow information:

	Nine Months Ended September 30,
(Dollars in millions)	2014	2013
Cash paid for:
Interest	$74.2	$44.1
Income taxes	0.1	2.3

Supplemental disclosure of non-cash investing and financing activities:

	September 30,
(Dollars in millions)	2014	2013

Dividends declared but not paid on common stock	$8.5	$5.7

On February 28, 2014, the Kennedy Wilson contributed its 50% interest in an unconsolidated investment which held 14 commercial, retail, and industrial properties portfolio to KWE as part of Kennedy Wilson's subscription in KWE's initial public offering as described in note 1.
On March 31, 2014 and June 30, 2014, Kennedy Wilson amended the existing operating agreements governing certain of its investments with certain of its equity partners thereby allowing Kennedy Wilson to gain control of these operating properties. As a result of obtaining control, the assets and liabilities of these properties were consolidated in KW Group's financial statements at fair value in accordance with FASB ASC Topic 805 Business Combinations as described in note 4.
During the nine months ended September 30, 2014, Kennedy Wilson foreclosed on a 133,000 square foot retail center and an adjacent 2.4 acre vacant lot in Van Nuys, CA and on the notes secured by the Shelbourne Hotel in Dublin, Ireland. As a result of such foreclosures, the assets and liabilities of the retail center were consolidated in KW Group's financial statements at fair value under ASC Topic 805 Business Combinations and the vacant lot was consolidated on KW Group's financial statements at fair market value, both as described in note 4.
On March 28, 2013, Kennedy Wilson acquired the interest of some of its existing equity partners in a 615-unit apartment building in Northern California, increasing its ownership from 15% to 94%. As a result of obtaining control, the assets and liabilities of these properties were consolidated in KW Group's financial statements at fair value in accordance with FASB ASC 805 Business Combinations as described in note 4.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1—BASIS OF PRESENTATION
KW Group's unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. In our opinion, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2014 and 2013 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2014. For further information, your attention is directed to the footnote disclosures found in our Annual Report on Form 10-K for the year ended December 31, 2013. Throughout this unaudited interim consolidated financial statements we refer to “KW Group,” which we define as the Company and its subsidiaries that are consolidated in its financial statements under U.S. GAAP (including KWE).  All significant intercompany balances and transactions have been eliminated in consolidation. We also refer to “KWH,” “Kennedy Wilson,” the “Company,” “we,” “our,” or “us” which we define as Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries.
Kennedy Wilson Europe Real Estate Plc (“KWE,” LSE: KWE), a Jersey investment company formed to invest in real estate and real estate-related assets in Europe, closed its initial public offering ("IPO") on the London Stock Exchange during the quarter ended March 31, 2014, raising approximately $1.7 billion in gross proceeds. KWE is externally managed by a wholly-owned subsidiary of Kennedy Wilson incorporated in Jersey pursuant to an investment management agreement.  Due to the terms provided in the investment management agreement and Kennedy Wilson's equity ownership interest in KWE, pursuant to the guidance set forth in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 810 - Consolidation (“Subtopic 810”), the Company is required to consolidate KWE’s results in its consolidated financial statements.  Additionally, the Company invested $145.2 million of cash and contributed $58.3 million of assets acquired by the Company as part of the IPO. Subsequent to the IPO, the Company acquired an additional one million ordinary shares for $16.8 million and owned approximately 13.3% of KWE’s total issued share capital as of September 30, 2014.
 In addition, throughout these unaudited interim consolidated financial statements, we refer to our “equity partners,” which we define as the subsidiaries that we consolidate in our financial statements under U.S. GAAP (other than wholly-owned subsidiaries), including KWE, and affiliated third-party equity providers.
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
REVENUE RECOGNITION—Performance fees or carried interests are allocated to the general partner, special limited partner or asset manager of our real estate funds and loan pool participations based on the cumulative performance of the funds and loan pools and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, we calculate the performance fee that would be due to the general partner, special limited partner or asset manager's interests for a fund or loan pool, pursuant to the fund agreement or participation agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to us to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. A majority of the performance fees are recognized in investment management revenue, and substantially all of the carried interest is recognized in income from unconsolidated investments in our consolidated statements of operations. Total performance fees recognized from

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

inception through September 30, 2014 that may be reversed in future periods if there is negative fund or loan pool performance totaled $7.3 million. Performance fees accrued as of September 30, 2014 and December 31, 2013 were $7.3 million and $6.1 million, respectively, and are included in accounts receivable in the accompanying consolidated balance sheet.
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

INCOME TAXES—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In accordance with ASC Subtopic 740-10 Accounting for Uncertainty in Income Taxes, the effect of income tax positions is recognized only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
RECENT ACCOUNTING PRONOUNCEMENTS—On April 10, 2014, the FASB issued ASU 2014-08, which amends the definition of discontinued operations and requires additional disclosures for disposal transactions that do not meet the revised discontinued operations criteria. ASU 2014-08 is required to be adopted for fiscal years beginning after December 15, 2014, with early adoption permitted. Our early adoption of this pronouncement on January 1, 2014 did not have a material impact on KW Group's consolidated financial statements.
In May 2014, the FASB issued an accounting standard update that will use a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. The model will identify the contract, identify any separate performance obligations in the contract, determine the transaction price, allocate the transaction price and recognize revenue when the performance obligation is satisfied. The new standard will replace most existing revenue recognition in GAAP when it becomes effective for the Company on January 1, 2017. We have not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The FASB did not issue any other ASCs during the first nine months of 2014 that we expect to be applicable and have a material impact on our financial position or results of operations.
RECLASSIFICATIONS—Certain balances included in prior year's financial statements have been reclassified to conform with the current year's presentation.
NOTE 3—LOANS

The following table summarizes KW Group's investment in loans at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
(Dollars in millions)	2014	2013
Loans	$266.7	$52.7
Loans — related parties	—	4.1
Total loans	$266.7	$56.8
During the first quarter of 2014, Kennedy Wilson acquired the loans secured by a five-star hotel located in Dublin, Ireland for $152.4 million. During the third quarter of 2014, Kennedy Wilson converted the loans into a 100% direct ownership interest in the hotel. See note 4 for further discussion. During the quarter ended March 31, 2014, Kennedy Wilson foreclosed on a 133,000 square foot retail center and an adjacent 2.4 acre vacant lot in Van Nuys, CA that had a loan balance of $30.4 million, and converted it into real estate.
During the second quarter of 2014, KWE acquired five real estate loans under receivership which are secured against five properties located across England for $156.3 million. As of September 30, 2014, due to foreign currency fluctuations, the loans had a balance of $152.8 million. Also during the second quarter of 2014, KWE acquired subordinated notes secured by 20 commercial properties located throughout England and Scotland for $62.2 million. The subordinated notes were paid off in the third quarter. See note 4 for further discussion.
During the third quarter of 2014, KWE acquired the loans secured by 13 properties throughout Ireland for $97.0 million. Also during the third quarter of 2014, loans that Kennedy Wilson held on a building in Maui, HI and two related-party funds were paid off.
Loan income
KW Group recognized interest income on loans of $5.7 million and $11.2 million during the three and nine months ended September 30, 2014, respectively, and $0.5 million and $1.3 million during the three and nine months ended September 30, 2013, respectively.
NOTE 4—REAL ESTATE AND IN-PLACE LEASE VALUE
The following table summarizes KW Group's investment in consolidated real estate properties at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
(Dollars in millions)	2014	2013
Land	$955.3	$187.8
Buildings	2,657.5	484.1
Building improvements	48.4	12.7
In-place lease value	267.0	29.8
	3,928.2	714.4
Less accumulated depreciation and amortization	(88.6)	(26.3)
Real estate, net	$3,839.6	$688.1

Real property, including land, buildings, and building improvement, are included in real estate and are generally stated at cost. Buildings and building improvements are depreciated on a straight-line method over their estimated lives not to exceed

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

40 years. Acquired in-place lease values are recorded at their estimated fair value and depreciated over their respective weighted-average lease term which was 7.4 years at September 30, 2014.
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
During the nine months ended September 30, 2014, KW Group acquired the following properties:

(Dollars in millions)				At Acquisition(1)
Date acquired	Type	Description	Location	Land	Building	Intangible assets	Investment debt	KWH Shareholders' Equity
1/20/2014	Commercial (2)	Portfolio of 14 commercial, retail, and industrial properties	United Kingdom	$28.9	$47.1	$41.4	$—	$58.7
2/20/2014	Hotel	193 room hotel	Western U.S.	1.3	8.3	—	—	6.9
2/28/2014	Multifamily	24 apartment units, 2 penthouse units, and 1,000 square feet of retail	Ireland	0.6	15.1	0.4	9.6	6.5
3/28/2014	Commercial (3)	26 commercial properties throughout England and Scotland	United Kingdom	54.0	132.0	54.0	—	29.3
3/31/2014	Multifamily(4)	281 completed apartments and a partially completed residential block and 725k square feet of commercial space,	Ireland	32.7	80.9	1.2	78.9	35.9
4/1/2014	Commercial	98k square foot retail center	Western U.S.	2.4	5.8	0.4	6.0	1.9
4/30/2014	Multifamily	203 unit apartment building	Western U.S.	2.7	24.0	0.3	13.3	13.3
6/25/2014	Multifamily(3)	81 unit apartment building	Ireland	4.8	15.0	0.4	—	2.7
6/26/2014	Commercial(3)	13 commercial properties	Ireland	104.9	344.3	52.3	273.1	30.1
6/27/2014	Commercial(3)(5)	21 commercial properties throughout England and Scotland	United Kingdom	106.8	300.7	127.0	—	70.6
6/30/2014	Multifamily	542 unit apartment building	Western U.S.	38.3	57.5	0.6	77.2	18.6
7/7/2014	Hotel(3)	138 room hotel and golf course	Ireland	6.3	28.6	—	—	4.6
7/29/2014	Multifamily	3 property portfolio with 1,212 units	Western U.S.	21.3	106.2	1.4	86.7	42.2
8/8/2014	Hotel(3)	209 room hotel and two golf courses	United Kingdom	11.9	35.2	—	—	6.3
8/28/2014	Multifamily	118 unit apartment building	Western U.S.	2.1	18.6	0.1	13.5	7.3
9/5/2014	Commercial(3)	130k square foot retail center	Ireland	7.0	33.3	16.1	—	7.5
				$426.0	$1,252.6	$295.6	$558.3	$342.4
(1) Excludes acquisition expenses and net other assets
(2) On February 28, 2014, the Company contributed its 50% interest in this portfolio to KWE as part of the Company's investment in KWE's initial public offering.
(3) These portfolios of properties were directly acquired and held by KWE. Kennedy Wilson owns approximately 13.3% of the total issued share capital of KWE.
(4) This asset was sold to KWE on June 24, 2014.
(5) KWE recognized an acquisition-related gain of $15.5 million on the transaction due to its ability to acquire the underlying real estate at a discount to its fair value. See loans converted to real estate section below.
Consolidation of previously unconsolidated investments
On March 31, 2014, Kennedy Wilson and one of its equity partners amended and restated existing operating agreements governing six separate joint ventures that hold real estate-related investments located in the U.K. and Ireland.  Kennedy Wilson has an approximate 50% ownership interest in these investments.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Additionally, on June 30, 2014, Kennedy Wilson and one of its equity partners amended and restated the existing operating agreement of KW Residential ("KWR") which governs 50 multifamily properties in and around Tokyo, Japan comprising approximately 2,400 units. Kennedy Wilson has an approximate 41% ownership interest in these investments.
These joint ventures were previously accounted for on an equity method basis due to substantive participation of the equity partners in the operational control over the real estate assets.  The operating agreements of the investments were amended and restated to give Kennedy Wilson full operational control over the real estate assets while the equity partners retained only certain protective rights. Given that Kennedy Wilson now controls the joint ventures and the ultimate real estate assets held by the joint ventures under the amended and restated operating agreements, a change to the accounting treatment of these joint ventures from the equity method to consolidated treatment pursuant to ASC 810 Consolidation.
As a result of gaining control, the assets and liabilities of these properties were consolidated in KW Group's financial statements at fair value in accordance with FASB ASC Topic 805 Business Combinations.  As the fair value of our interests in these properties were in excess of our carrying value, acquisition-related gains in the accompanying consolidated statement of operations for the nine months ended September 30, 2014 as further detailed below were recorded.  See Note 6 - Fair Value Measurements for further detail of the methodology used to determine the fair value of the assets and liabilities acquired in these transactions.
The following table summarizes the assets and liabilities assumed as a result of gaining control of these properties and the acquisition-related gains recognized:

(Dollars in millions)
Property	Type	Location	Cash	Real estate and acquired in-place lease values	Accounts receivable and other assets	Accounts payable, accrued expenses, and other liabilities	Investment debt	Noncontrolling interests	Acquisition related gain(1)
Three multifamily properties	Multifamily	Ireland	$3.6	$248.5	$0.9	$5.4	$114.3	$66.6	$39.3
Two office properties	Commercial	Ireland	4.3	223.9	7.6	4.9	75.2	77.9	33.5
Two commercial properties and loans secured by real estate	Commercial & Loans	U.K.	9.6	195.0	5.6	8.1	100.8	62.0	11.9
50 multifamily properties	Multifamily	Japan	21.0	501.2	14.3	4.6	283.7	146.8	66.7
			$38.5	$1,168.6	$28.4	$23.0	$574.0	$353.3	$151.4
(1) $63.1 million was allocated to noncontrolling interest expense for the portion the acquisition related gain that relates to our equity partners ownership in the properties.
Loans converted to real estate
During the quarter ended March 31, 2014, Kennedy Wilson foreclosed on a 133,000 square foot retail center and an adjacent 2.4 acre vacant lot in Van Nuys, CA. During the quarter ended September 30, 2014, Kennedy Wilson foreclosed on the notes secured by the iconic Shelbourne Hotel in Dublin, Ireland.
As a result of the foreclosures and taking title to the properties, the assets and liabilities of the retail center and hotel were consolidated in KW Group's financial statements at fair value under FASB ASC Topic 805 - Business Combinations and the vacant lot was consolidated in KW Group's financial statements at fair market value. As the fair value of the assets was in excess of the basis in the previously held mortgage notes, Kennedy Wilson recognized a $3.7 million acquisition-related gain on the retail center and vacant land and a $28.6 million acquisition-related gain on the hotel.
KWE acquired subordinated notes on a portfolio of commercial properties in the United Kingdom during the second quarter of 2014 and used its position as a debt holder to secure the transaction. KWE recognized an acquisition-related gain of $15.5 million on the transaction due to its ability to acquire the underlying real estate at a discount to its fair value.
Pro forma results of operations
The results of operations of the assets acquired have been included in our consolidated financial statements since the date of their acquisition. KW Group's unaudited pro forma results have been prepared for comparative purposes only and do not purport

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

to be indicative of the results of operations that would have occurred had this acquisition been consummated at the beginning of the periods presented.
The unaudited pro forma data presented below assumes that the acquisitions during the nine months ended September 30, 2014 occurred as of January 1, 2013.

	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except for per share data)	2014	2013	2014	2013
Pro forma revenues	$127.6	$96.6	$379.3	$281.8
Pro forma income from unconsolidated investments	9.8	(0.9)	35.8	(3.4)
Pro forma net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders (1)	(1.1)	(12.1)	(32.6)	(21.7)
Pro forma net income (loss) per share:
Basic	$(0.01)	$(0.17)	$(0.37)	$(0.32)
Diluted	$(0.01)	$(0.17)	$(0.37)	$(0.32)
(1) Excludes the effects of acquisition-related gains.
NOTE 5—UNCONSOLIDATED INVESTMENTS

KW Group has unconsolidated investments through real estate related joint ventures and loan pool participations. The following table details its investments in joint ventures and loan pool participations as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
(Dollars in millions)	2014	2013
Investments in joint ventures	$447.4	$751.4
Investments in loan pool participations	57.5	34.7
Total	$504.9	$786.1
Investments in Joint Ventures
Kennedy Wilson has a number of joint venture interests, generally ranging from 5% to 50%, that were formed to acquire, manage, develop, service and/or sell real estate and invest in loan pools and discounted loan portfolios. Kennedy Wilson has significant influence over these entities, but not control, and accordingly, these investments are accounted for under the equity method.
Joint Venture Holdings
As of September 30, 2014 and December 31, 2013, Kennedy Wilson's investment in joint ventures totaled $447.4 million and $751.4 million, respectively.
The following table details our investments in joint ventures by investment type and geographic location as of September 30, 2014:

(Dollars in millions)	Multifamily	Commercial	Loan	Residential	Other	Total
Western U.S.	$145.2	$105.8	$50.1	$67.6	$—	$368.7
United Kingdom	—	37.0	—	—	—	37.0
Spain	—	—	—	—	27.0	27.0
Other	0.2	5.0	—	0.2	9.3	14.7
Total	$145.4	$147.8	$50.1	$67.8	$36.3	$447.4

Kennedy-Wilson Holdings, Inc.
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
Joint Venture Consolidation
On June 30, 2014, Kennedy Wilson and one of its equity partners amended existing operating agreements governing KWR which was previously accounted for using the equity method. KWR is a joint venture investment in a portfolio of 50 apartment buildings comprised of approximately 2,400 units, located primarily in Tokyo and surrounding areas. Kennedy Wilson owns approximately 41% of KWR, not including any promoted interests. As a result of obtaining control of this investment, KWR was consolidated in KW Group's financial statements as of June 30, 2014. The investment is presented as an unconsolidated investment for prior periods. See Note 4.
In addition to KWR, on March 31, 2014, Kennedy Wilson and one of its equity partners amended existing operating agreements governing investments for six investments in Europe which were accounted for using the equity method. As a result of obtaining control, the joint venture investments were consolidated in KW Group's financial statements as of March 31, 2014. The investments are presented as an unconsolidated investment for prior periods. See Note 4.
Contributions to Joint Ventures
During the nine months ended September 30, 2014, Kennedy Wilson made $114.5 million in contributions to new and existing joint venture investments.
See the table below for a breakdown of contributions to new joint venture investments for the nine months ended September 30, 2014:

	Multifamily		Commercial		Residential
(Dollars in millions)	Amount	No. of Properties	Amount	No. of Properties	Amount	No. of Properties	Total	No. of Properties
Western U.S.	$4.0	1	$—	—	$17.0	2	$21.0	3
United Kingdom(1)	—	—	57.2	14	—	—	57.2	14
Total contributions	$4.0	1	$57.2	14	$17.0	2	$78.2	17
(1) Kennedy Wilson's contribution in a joint venture investment that was subsequently contributed into KWE as part of its initial investment. See note 1.
In addition to the capital contributions above, Kennedy Wilson contributed $36.3 million to existing joint ventures to fund our share of a development project, capital expenditures and for working capital needs.
Distributions from Joint Ventures and Investments in Loan Pools
During the nine months ended September 30, 2014, Kennedy Wilson received $178.2 million in operating and investing distributions from its joint ventures and loan pools. Investing distributions resulted from the refinancing of property level debt and asset sales. Operating distributions resulted from operating cash flow generated by the joint venture investments.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table details cash distributions by investment type and geographic location for the nine months ended September 30, 2014:

	Multifamily		Commercial		Residential and Other		Loan Pools		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$7.0	$1.5	$18.9	42.6	5.6	$4.7	$0.3	$2.5	$31.8	$51.3
Japan	1.7	—	—	—	—	—	—	—	1.7	—
United Kingdom	—	—	9.0	10.4	—	—	5.2	6.3	14.2	16.7
Ireland	—	—	31.2	30.3	—	—	—	—	31.2	30.3
Spain	—	—	—	—	—	1.0	—	—	—	1.0
Total	$8.7	$1.5	$59.1	$83.3	$5.6	$5.7	$5.5	$8.8	$78.9	$99.3
Variable Interest Entities
We determine the appropriate accounting method with respect to all investments that are not VIEs based on the control-based framework (controlled entities are consolidated) provided by the consolidations guidance in FASB ASC Topic 810. Kennedy Wilson's determination considers specific factors cited under FASB ASC Topic 810-20 Control of Partnerships and Similar Entities which presumes that control is held by the general partner (and managing member equivalents in limited liability companies). Limited partners' substantive participation rights may overcome this presumption of control. We account for joint ventures where it is deemed that we do not have control through the equity method of accounting while entities we control are consolidated in KW Group's financial statements.
Capital Commitments
As of September 30, 2014, Kennedy Wilson has unfulfilled capital commitments totaling $34.5 million to five of its joint ventures. We may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.
Guarantees
Kennedy Wilson has certain guarantees associated with loans secured by consolidated assets or assets held directly or in various joint ventures. As of September 30, 2014, the maximum potential amount of future payments (undiscounted) Kennedy Wilson could be required to make under the guarantees was approximately $54.9 million which is approximately 1% of investment level debt of Kennedy Wilson and its equity partners. The guarantees expire through 2021, and Kennedy Wilson’s performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds from the property. Based on our evaluation of guarantees under FASB ASC Subtopic 460-10 Estimated Fair Value of Guarantees, the estimated fair value of guarantees made as of September 30, 2014 and December 31, 2013 was immaterial.
Investments in loan pool participation

As of September 30, 2014 and December 31, 2013, KW Group's investment in loan pool participations totaled $57.5 million and $34.7 million, respectively.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table represents the demographics of KW Group's investment in the loan pools including the initial unpaid principal balance ("UPB") and the UPB as of September 30, 2014.

(Dollars in millions)		Kennedy Wilson Ownership	Unpaid Principal Balance		Kennedy Wilson Initial Equity Invested	Investment Balance at September 30, 2014	Expected Accretion Over Total Estimated Collection Period
Acquisition Date	Location		Initial(1)	September 30, 2014(1)				Accreted to Date
February 2010(2)	Western U.S.	15.0%	$342.4	$—	$11.2	$0.5	$4.5	$4.6
April 2012	Western U.S.	75.0%	43.4	2.8	30.9	2.4	4.3	4.0
August 2012	Ireland	10.0%	458.0	324.3	7.0	8.5	1.8	1.3
December 2012	United Kingdom	5.0%	631.2	104.9	19.3	2.8	2.2	2.0
April 2013	United Kingdom	10.0%	189.2	105.8	13.0	5.8	5.1	1.7
August 2013	United Kingdom	20.0%	138.7	138.7	7.5	8.5	4.7	1.6
May 2014(3)	United Kingdom	4.4%	105.8	105.8	30.3	29.0	2.3	0.6
Total			$1,908.7	$782.3	$119.2	$57.5	$24.9	$15.8

(1) Estimated foreign exchange rate is £0.62= $1 USD and €0.79 = $1 USD as of September 30, 2014.
(2) Equity invested represents guarantee claims against note holders in loan pool.
(3) This loan portfolio was directly acquired and held by KWE. Kennedy Wilson owns approximately 13.3% of the total issued share capital of KWE.

The following table presents the income from unconsolidated investments for loan pools and foreign currency gain and (loss) recognized by KW Group during the three and nine months ended September 30, 2014 and 2013 for the loan pools that were outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Income from unconsolidated investments - loan pools	$2.3	$3.7	$7.0	$9.1
Unrealized foreign currency translation (loss) gain	(2.9)	2.1	(2.5)	(2.9)
Total	$(0.6)	$5.8	$4.5	$6.2
NOTE 6—FAIR VALUE MEASUREMENTS
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of September 30, 2014:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Marketable securities	$13.6	$—	$—	$13.6
Unconsolidated investments	—	—	90.4	90.4
Currency forward contract	—	22.7	—	22.7
Currency option contract	—	2.6	—	2.6
Total	$13.6	$25.3	$90.4	$129.3
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Marketable Securities

Marketable securities include Kennedy Wilson's investment in publicly traded equity securities. The amount above excludes Kennedy Wilson's 13.3 million shares in KWE as the investment is eliminated due to the consolidation of KWE's results in KW Group's financial statements. Based on the September 30, 2014 share price, Kennedy Wilson's investment in KWE had a market value of $234.0 million.

Fair Value and Fair Value Option - Unconsolidated Investments
We record our investments in KW Property Fund III, L.P. and Kennedy Wilson Real Estate Fund IV, L.P. (the "Funds") based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. Kennedy Wilson’s investment balance in the Funds was $27.7 million and $33.5 million at September 30, 2014 and December 31, 2013, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets. As of September 30, 2014, Kennedy Wilson had unfunded capital commitments to the Funds in the amount of $4.2 million.
We elected to use the fair value option ("FV Option") for three unconsolidated investment entities to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $62.7 million and $47.6 million at September 30, 2014 and December 31, 2013, respectively, which is included in unconsolidated investments in the accompanying balance sheets.
In estimating fair value of real estate held by the Funds and the three FV Option investments, we consider significant unobservable inputs such as capitalization and discount rates.
The following table summarizes our investments in unconsolidated investments held at fair value by type:

(Dollars in millions)	September 30, 2014	December 31, 2013
Funds	$27.7	$33.5
FV Option	62.7	47.6
Total	$90.4	$81.1
The following table presents changes in Level 3 investments for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Beginning balance	$78.5	$74.0	$81.1	$68.4
Contributions	16.9	1.0	19.3	6.9
Distributions	(5.0)	(0.8)	(10.0)	(1.1)
Ending balance	$90.4	$74.2	$90.4	$74.2
There was no material change in unrealized gains and losses on Level 3 investments during the three and nine months ended September 30, 2014 and 2013 for investments still held as of September 30, 2014.
Unobservable inputs for real estate

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The table below describes the range of unobservable inputs for real estate assets:

Estimated Rates Used for
	Capitalization Rates	Discount Rates
Office	6.00% - 7.50%	7.00% - 9.75%
Retail	6.00% - 10.00%	9.00% - 12.00%
Hotel	6.50%	7.50% - 8.00%
Multifamily	4.40% - 6.75%	4.90% - 9.00%
Loan	n/a	1.75% - 12.00%
Land and condominium units	n/a	8.00% - 12.00%
In valuing real estate, related assets and indebtedness, we consider significant inputs such as the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used for these types of investments range from 0.76% to 12.00%.
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
Currency forward and option contracts
KW Group have currency forward and option contracts to manage their exposure to currency fluctuations between its functional currency (U.S. dollars) and the functional currency (euros, GBP, and JPY) of certain of their wholly-owned and consolidated subsidiaries. To accomplish this objective, KW Group hedged these exposures by entering into currency forward and option contracts to partially hedge KW Group's exposure to its net investment in certain foreign operations caused by currency fluctuations. The currency forward and option contracts are valued based on the difference between the contract rate and the forward rate at maturity of the foreign currency applied to the notional value in that foreign currency discounted at a market rate for similar risks. Although we have determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the derivative utilize Level 3 inputs. However, as of September 30, 2014, KW Group assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, we have determined that our derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
Changes in fair value are recorded in other comprehensive income in the accompanying consolidated statements of comprehensive income (loss) as the portion of the currency forward and option contracts used to hedge currency exposure of its certain consolidated subsidiaries qualifies as a net investment hedge under FASB ASC Topic 815. The fair value of the derivative instruments held as of September 30, 2014 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the balance sheet. See note 12 for a complete discussion on other comprehensive income including currency forward and option contracts and foreign currency translations.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The table below details the currency forward and option contracts KW Group had as of September 30, 2014:

(Dollars in millions)								Change in Unrealized Gains (Losses)
Currency Hedged	Type	Underlying Currency	Notional Amount	Trade Date	Settlement/Expiration Date	Forward Rate/Strike Price	Fair Value	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
EUR	Forward	USD	€93.5	5/31/2012 - 6/25/2014	6/4/2015 - 6/27/2019	1.240 - 1.4471	$3.7	$9.0	$9.1
GBP	Forward	USD	£95.5	2/13/2014 - 8/27/2014	8/13/2015 - 2/27/2019	1.6356 - 1.6491	1.6	4.4	1.6
EUR(1)	Forward	GBP	€185.0	6/18/2014 - 8/26/2014	8/27/2015 - 8/28/2019	0.8021 - 0.8621	4.7	6.0	4.8
Yen(2)	Forward	USD	¥7,500.0	2/6/2013	2/8/2016	91.645	12.7	8.7	8.7
Yen(2)(3)	Option	USD	¥10,953.0	9/18/2014	3/27/2015 - 6/26/2015	108.45 -110.62	2.6	0.4	0.4
Total(4)							$25.3	$28.5	$24.6
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Hedge is held by KWR on its wholly-owned subsidiaries.
(3) For the three and nine months ended September 30, 2014, $0.1 million recognized through results of operations due to portion of hedge not designated as a net investment hedge.
(4) Hedges are presented gross in the consolidated balance sheet. Hedge assets are included in other assets and hedge liabilities are included in other liabilities.

In order to manage currency fluctuations between KWR's functional currency (U.S. dollar) and the functional currency of KWR's wholly owned subsidiaries (Japanese yen), KWR entered into forward and option foreign currency contracts to hedge a portion of its currency risk. Due to the consolidation of KWR, the hedge asset relating to the forward and option foreign currency contracts was consolidated in KW Group's financial statements at fair value.

In order to manage currency fluctuations between KWE's functional currency (GBP) and the functional currency of certain KWE's wholly owned subsidiaries (Euro), KWE entered into forward foreign currency contracts to hedge a portion of its currency risk. Due to the consolidation of KWE, the hedge asset relating to the forward foreign currency contracts was consolidated at fair value.
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
We account for our debt liabilities at face value plus net unamortized debt premiums and any fair value adjustments as part of business combinations. The fair value as of September 30, 2014 and December 31, 2013 for the senior notes payable, investment debt and junior subordinated debentures were estimated to be approximately $2,794.5 million and $878.2 million, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and our credit risk to the current yield of a similar security, compared to their carrying value of $2,755.7 million and $850.8 million at September 30, 2014 and December 31, 2013, respectively.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 7—OTHER ASSETS
Other assets consist of the following:

(Dollars in millions)	September 30, 2014	December 31, 2013
Above-market leases, net of accumulated amortization of $4.0 million at September 30, 2014	78.9	—
Deposits and other, net of accumulated amortization of $1.7 million and $1.2 million at September 30, 2014 and December 31, 2013, respectively	22.6	13.0
Loan fees, net of accumulated amortization of $7.9 million and $4.5 million at September 30, 2014 and December 31, 2013, respectively	33.9	14.1
Hedge Assets	25.3	—
Goodwill	23.9	23.9
Office furniture and equipment net of accumulated depreciation of $4.4 million and $2.2 million at September 30, 2014 and December 31, 2013, respectively	21.4	10.4
Marketable securities(1)	13.6	4.0
Prepaid expenses	12.7	7.6
Other Assets	$232.3	$73.0
(1) The amount above excludes Kennedy Wilson's 13.3 million shares in KWE as the investment is eliminated due to the consolidation of KWE's results. Based on the closing price of KWE shares on September 30, 2014, the fair value of Kennedy Wilson's investment in KWE is $234.0 million.

NOTE 8—INVESTMENT DEBT
Investment debt at September 30, 2014 and December 31, 2013 consists of the following:

(Dollars in millions)		Carrying Amount of Investment Debt as of (1)
Types of Property Pledged as Collateral	Region	September 30, 2014	December 31, 2013
Multifamily (1)	Western U.S.	$449.1	$261.0
Commercial	Western U.S.	133.6	110.4
Hotels	Western U.S	36.4	28.0
Multifamily (1)	Japan	262.4	—
Commercial	Japan	2.4	2.4
Commercial (1)	Ireland	320.5	—
Multifamily (1)(3)	Ireland	173.3	—
Hotels(1)	Ireland	76.1	—
Commercial (1)(4)	United Kingdom	596.0	—
Investment debt(2)		$2,049.8	$401.8

(1) The investment debt balances include the unamortized debt premiums. Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan premium as of September 30, 2014 and December 31, 2013 was $21.3 million and $5.3 million, respectively.
(2) The investment debt had a weighted average interest rate of 3.29% and 4.13% per annum at September 30, 2014 and December 31, 2013. As of September 30, 2014, 54% of our property level debt is fixed rate, 32% is floating rate with interest caps and 14% is floating rate without interest caps. As of December 31, 2013, 86% of our property level debt is fixed rate, 7% is floating rate with interest caps and 7% is floating rate without interest caps.
(3) Includes $60.2 million of investment debt on properties that were directly acquired and held by KWE. Kennedy Wilson owns approximately 13.3% of the total issued share capital of KWE.
(4) Includes $757.5 million of investment debt on properties that were directly acquired and held by KWE. Kennedy Wilson owns approximately 13.3% of the total issued share capital of KWE.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

During the nine months ended September 30, 2014, 19 mortgage loans were consolidated, 12 acquisitions were partially financed with mortgages, and two existing investments were partially financed with mortgages. See note 4 for more detail on the acquisitions and the investment debt associated with them.
The aggregate maturities of investment debt subsequent to September 30, 2014 are as follows:

(Dollars in millions)
2014	$7.4
2015	124.1
2016	60.8
2017	206.1
2018	330.3
Thereafter	1,299.8
2,028.5
Debt premium	21.3
$2,049.8
NOTE 9—SENIOR NOTES

			September 30, 2014			December 31, 2013
(Dollars in millions)				Unamortized			Unamortized
	Interest Rate	Maturity Date	Face Value	Net Premium/(Discount)	Carrying Value	Face Value	Net Premium/(Discount)	Carrying Value
2042 Notes	7.75%	12/1/2042	$55.0	$—	$55.0	$55.0	$—	$55.0
2024 Notes	5.88%	4/1/2024	300.0	(2.7)	297.3	—	—	—
2019 Notes	8.75%	4/1/2019	350.0	3.6	353.6	350.0	4.0	354.0
Senior Notes			$705.0	$0.9	$705.9	$405.0	$4.0	$409.0
In March 2014, Kennedy Wilson completed a public offering of $300.0 million aggregate principal amount of 5.875% Senior Notes, due 2024. The 2024 notes were issued and sold at a public offering price of 99.068% of their principal amount by Kennedy-Wilson, Inc. (the “Issuer”), a wholly owned subsidiary of Kennedy Wilson.
The indentures governing the 2019 Notes, 2024 Notes, and 2042 Notes contain various restrictive covenants, including, among others, limitations on our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness, to make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stock, engage in transactions with affiliates, create or permit liens on assets, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indentures limit the Issuer's ability and the ability of its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of September 30, 2014, the balance sheet leverage ratio was 0.74 to 1.00. See Note 16 for the guarantor and non-guarantor financial statements.
NOTE 10—LINE OF CREDIT
KWH Facility

Kennedy-Wilson, Inc. has an unsecured revolving credit facility ("KWH Facility") with U.S. Bank and East-West Bank and Bank of Ireland that bears interest at a rate equal to LIBOR plus 2.75% and has a maturity date of October 1, 2016. In July 2014 Kennedy-Wilson, Inc. increased its unsecured corporate line of credit facility from $140.0 million to $300.0 million. The increase was driven by the admission of Bank of America, N.A., Deutsche Bank AG New York Branch and J.P. Morgan Chase Bank, N.A. to the existing lender syndicate and an increased commitment from The Governor and Company of the Bank of Ireland.

The revolving loan agreement that governs the unsecured credit facility was updated due to the increase in the facility. The updated facility requires Kennedy-Wilson, Inc. to maintain (i) a minimum rent, adjusted fixed charge coverage ratio (as defined in the revolving loan agreement) of not less than 1.50 to 1.00, measured on a four quarter rolling average basis and (ii) maximum balance sheet leverage (as defined in the revolving loan agreement) of not greater than 1.50 to 1.00, measured at the end of each calendar quarter; (iii) an effective tangible net worth (as defined in the revolving loan agreement) equal to or greater than $500.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

million plus 50% of any equity offerings after March 31, 2014, measured at the end of each calendar quarter; and (iv) unrestricted cash, cash equivalents and publicly traded marketable securities in the aggregate amount of at least $40.0 million.

As of September 30, 2014, Kennedy-Wilson, Inc.'s adjusted fixed charge coverage ratio was 3.54 to 1.00, its balance sheet leverage ratio was 0.79 to 1.00, and its effective tangible net worth and its unrestricted cash, cash equivalents and publicly traded marketable securities were $897.6 million and $800.6 million, respectively, and Kennedy-Wilson, Inc. was in compliance with these covenants. The revolving loan agreement also provides that any subsidiary guarantors under our 2019 Notes and 2042 Notes must provide guarantees of the loans drawn on our unsecured revolving credit facility.  See Note 9 for a discussion of our senior notes.

During the nine months ended September 30, 2014, the Company drew and repaid $90.0 million on its unsecured credit facility to fund acquisitions. The maximum amount drawn on the unsecured credit facility at any one point during the nine months ended September 30, 2014 was $90.0 million. As of September 30, 2014, the unsecured credit facility was undrawn and $300.0 million was still available.

KWE Facility

In August 2014, KWE entered into a three year unsecured floating rate revolving debt facility ("KWE Facility") of approximately $365 million (£225 million) with a syndicate of banks. The facility was undrawn as of September 30, 2014. The KWE Facility requires KWE to maintain (i) a maximum consolidated leverage ratio (as defined in the revolving loan agreement) not to exceed 60%; (ii) minimum net asset value not to fall below IFRS NAV (as defined in the KWE Facility agreement) of £744.4 million plus 75% of equity proceeds received by subsidiaries; (iii) a minimum fixed charge coverage ratio where consolidated EBITDA to consolidated fixed charges not to be less than 1.5 to 1.0 for the last four quarters; (iv) minimum unsecured interest where property level net operating income ("NOI") and loan asset NOI to interest expense on unsecured debtors not to be less than 1.9 to 1.0 for the last four quarters; and (v) a maximum secured recourse indebtedness for consolidated secured recourse debt to not exceed 2.5% of total asset value at any time.

NOTE 11—JUNIOR SUBORDINATED DEBENTURES
In September 2014, Kennedy Wilson extinguished its junior subordinated debt with a face value of $40.0 million for $41.5 million which resulted in a $1.5 million loss on early extinguishment of corporate debt.
NOTE 12—STOCKHOLDERS' EQUITY
Common Stock
In January 2014, Kennedy Wilson completed an offering of 9.2 million shares of its common stock, which raised $190.6 million of net proceeds.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Dividend Distributions
During the following periods, Kennedy Wilson declared and paid the following cash distributions on its common and preferred stock:

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
(Dollars in millions)	Declared	Paid	Declared	Paid
Preferred Stock
Series A (1)	$4.5	$4.5	$4.5	$4.5
Series B (2)	1.6	1.6	1.6	1.6
Total Preferred Stock	6.1	6.1	6.1	6.1
Common Stock (3)	25.0	22.3	16.0	10.2
Total (4)	$31.1	$28.4	$22.1	$16.3

(1) 6.00% Series A, 100,000 shares issued and outstanding as of September 30, 2014 and 2013, mandatorily convertible on May 19, 2015, or earlier at the option of the holders thereof.
(2) 6.45% Series B, 32,550 shares issued and outstanding as of September 30, 2014 and 2013, mandatorily convertible on November 3, 2018, or earlier at the option of the holders thereof, or, in certain circumstances, at our election on or after May 3, 2017.
(3) $0.0001 par value per share, 200,000,000 and 125,000,000 shares authorized as of September 30, 2014 and 2013, respectively.
(4) Common stock dividends were declared at the end of each quarter and paid in the following quarter. The amount declared and not paid is accrued on the consolidated balance sheet.
Stock-based Compensation
During the three months ended September 30, 2014 and 2013, KW Group recognized $5.3 million and $2.0 million of compensation expense related to the vesting of restricted stock grants. During the nine months ended September 30, 2014 and 2013, KW Group recognized $8.7 million and $5.4 million of compensation expense related to the vesting of restricted stock grants. The increase for the three and nine months ended September 30, 2014 is due to 3,140,000 shares issued under Kennedy Wilson's Amended and Restated 2009 Equity Participation Plan during the quarter ended September 30, 2014.
Accumulated Other Comprehensive Income
The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net of taxes:

	Foreign Currency Translation	Forward Contract Foreign Currency	Marketable Securities	Total Accumulated Other Comprehensive Income
(Dollars in millions)
Balance at December 31, 2013	$4.3	$4.9	$—	$9.2
Unrealized gains (losses), arising during the period	(107.5)	24.3	(1.9)	(85.1)
Amounts reclassified out of AOCI during the period(1)	(0.3)	(6.8)	—	(7.1)
Taxes on unrealized gains (losses), arising during the period	40.4	(7.8)	0.8	33.4
Noncontrolling interest	36.4	—	—	36.4
Balance at September 30, 2014	$(26.7)	$14.6	$(1.1)	$(13.2)

(1) Amounts reclassified out of accumulated other comprehensive income relate to the consolidation of investments previously accounted for under the equity method. Pursuant to FASB ASC 805-10, Business Combinations, these amounts are included in the calculation of gain or loss as of the acquisition date. Please refer to Note 4 - Real Estate for further discussion on consolidated acquisitions.
The functional currencies for our interests in foreign operations include the euro, the British pound sterling, and the Japanese yen. The related amounts on KW Group's balance sheets are translated into U.S. dollars at the exchange rates at the respective financial statement date, while amounts on its statements of operations are translated at the average exchange rates

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

during the respective period. The increase in the unrealized gains on foreign currency translation is a result of the strengthening of the U.S. dollar against the euro, the British pound and the Japanese yen during the nine months ended September 30, 2014.
In order to manage currency fluctuations, KW Group entered into forward and option foreign currency contracts to hedge a portion of its Japanese yen-based investments. KW Group also has currency forward contracts to manage its exposure to currency fluctuations between its functional currency (U.S. dollars) and the functional currency (euros and GBP) of certain of its wholly-owned and consolidated subsidiaries. See note 6 for a more detailed discussion of KW Group's forward and option currency contracts.
Noncontrolling Interests
Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries, and are presented separately on KW Group's balance sheet. As of September 30, 2014 and December 31, 2013 KW Group had noncontrolling interest of $1.7 billion and $50.6 million, respectively.
Kennedy Wilson currently owns approximately 13.3% of KWE’s total issued share capital as of September 30, 2014.  Due to the terms provided in the investment management agreement between KWE and a wholly-owned subsidiary of Kennedy Wilson, the results of KWE are consolidated in KW Group's financial statements.  See Note 1 for additional details.  Due to KWE's IPO in February 2014, KW Group recorded a $1.4 billion increase to non-controlling interest, net of issuance costs, relating to the equity of the noncontrolling shareholders of KWE.  Kennedy Wilson’s share of the issuance costs was $6.5 million.

As further discussed in Note 4, the assets and liabilities of seven operating properties were consolidated in KW Group’s financial statements and an increase of $291.8 million was recorded to noncontrolling interests relating to the equity of the noncontrolling shareholders of these properties.  See note 4.

NOTE 13—EARNINGS PER SHARE

Under FASB ASC Topic 260-10-45 Earnings Per Share, the Company uses the two-class method to calculate earnings per share. Basic earnings per share is calculated based on dividends declared (“distributed earnings”) and the rights of common shares and participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends declared during the period. Participating securities, which include unvested restricted stock, are included in the computation of earnings per share pursuant to the two-class method. The undistributed earnings are allocated to all outstanding common shares and participating securities based on the relative percentage of each security to the total number of outstanding securities. Basic earnings per common share and participating securities represent the summation of the distributed and undistributed earnings per common share and participating security divided by the total weighted average number of common shares outstanding and the total weighted average number of participating securities outstanding during the respective periods. We only present the earnings per share attributable to the common shareholders.

Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. Because KW Group incurred losses for the three months ended September 30, 2014 and the three and nine months ended September 30, 2013, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding for that period. The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the three and nine months ended September 30, 2014 and 2013:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except share and per share amounts)	2014	2013	2014	2013
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(2.2)	$(4.1)	$44.6	$(10.2)
Net income and dividends allocated to participating securities	(0.5)	—	(2.6)	—
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	(2.7)	(4.1)	42.0	(10.2)
Dividends declared on common shares	(8.1)	(15.2)	(24.1)	(5.5)
Undistributed (losses) earnings attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	$(10.8)	$(19.3)	$17.9	$(15.7)

Distributed earnings per share	$0.09	$0.07	$0.27	$0.21
Undistributed (losses) earnings per share	(0.12)	(0.13)	0.20	(0.36)
(Loss) income per basic	(0.03)	(0.06)	0.47	(0.15)

(Loss) income per diluted	$(0.03)	$(0.06)	$0.47	$(0.15)

Weighted average shares outstanding for basic	89,267,838	72,643,000	88,854,215	68,486,876
Weighted average shares outstanding for diluted(1)	89,267,838	72,643,000	90,169,008	68,486,876
Dividends declared per common share	$0.09	$0.07	$0.27	$0.21

(1) For the three months ended September 30, 2014, a total of 12,993,531 potentially dilutive securities have not been included in the diluted weighted average shares as they are anti-dilutive. For the three and nine months ended September 30, 2013, a total of 19,315,303 and 19,620,824 potentially dilutive securities have not been included in the diluted weighted average shares as they are anti-dilutive. Potentially anti-dilutive securities include preferred stock, warrants, and unvested restricted stock grants.
NOTE 14—SEGMENT INFORMATION
Kennedy Wilson's business is defined by two core segments: KW Investments and KW Services. KW Investments invests in multifamily, commercial, residential and hotel properties as well as loans secured by real estate. KW Services provides a full array of real estate-related services to investors and lenders, with a strong focus on financial institution-based clients and publicly traded companies. Kennedy Wilson’s segment disclosure with respect to the determination of segment profit or loss and segment assets is based on these services and investments.
There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss since the December 31, 2013 financial statements.
KW INVESTMENTS—Kennedy Wilson invests its capital in real estate assets and loans secured by real estate either on its own or with equity partners through joint ventures, separate accounts, and commingled funds. For investments with equity partners we are typically the general partner or investment manager in these investments with a promoted interest in the profits of our investments beyond our ownership percentage. Kennedy Wilson has an average ownership interest across all investments of approximately 45%. Our equity partners include publicly traded companies, financial institutions, foundations, endowments, high net worth individuals and other institutional investors.
KW SERVICES—KW Services offers a comprehensive line of real estate services for the full lifecycle of real estate ownership to clients that include publicly traded companies, financial institutions, institutional investors, insurance companies, developers, builders and government agencies. KW Services has four main lines of business: investment management, property services, research and auction and conventional sales. These four business lines generate revenue for us through fees and commissions. Related party fee revenue primarily consists of fees earned on investments in which entities in the KW Group also have an ownership interest.
We manage over 70.2 million square feet of properties for institutional clients and individual investors in the United States, Europe, and Japan, which includes assets we have ownership in and third party assets. With 25 offices throughout the United

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

States, the United Kingdom, Ireland, Spain, Jersey and Japan, we have the capabilities and resources to provide property services to real estate owners as well as the experience, as a real estate investor, to understand client concerns. The managers of KW Services have an extensive track record in their respective lines of business and the real estate community as a whole. Their knowledge and relationships is an excellent driver of business through the services business as well as on the investment front.
Additionally, KW Services plays a critical role in supporting the company's investment strategy by providing local market intelligence and real-time data for evaluating investments, generating proprietary transaction flow and creating value through efficient implementation of asset management or repositioning strategies.
The following tables summarize income activity by segment and corporate for the three and nine months ended September 30, 2014 and 2013 and balance sheet data as of September 30, 2014 and December 31, 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Investments
Rental and hotel	$93.5	$10.5	$161.3	27.3
Sale of real estate	1.6	1.6	19.0	10.1
Loan and other	5.7	0.5	11.7	1.4
Total revenue	100.8	12.6	192.0	38.8
Depreciation and amortization	(34.7)	(4.5)	(67.3)	(12.0)
Operating expenses	(55.2)	(13.7)	(130.2)	(45.0)
Income from unconsolidated investments	11.4	13.2	43.1	30.1
Operating income	22.3	7.6	37.6	11.9
Acquisition-related gains	28.9	1.6	199.2	11.1
Acquisition-related expenses	(5.3)	—	(16.9)	(0.5)
Interest expense - investment	(13.8)	(2.8)	(30.2)	(7.4)
Other	(2.1)	1.0	0.8	0.3
Net income	30.0	7.4	190.5	15.4
Net (income) loss attributable to the noncontrolling interests	0.1	0.7	(62.6)	2.6
Net income attributable to Kennedy-Wilson Holdings, Inc common shareholders	$30.1	$8.1	$127.9	$18.0

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Services
Investment management, property services and research fees (includes $8.3, $15.7, $48.9, and $37.8 of related party fees)	$12.9	$20.9	$65.0	$54.0
Total revenue	12.9	20.9	65.0	54.0
Operating expenses	(14.5)	(13.3)	(40.4)	(31.5)
Income from unconsolidated investments	0.7	—	2.8	—
Operating (loss) income	(0.9)	7.6	27.4	22.5
Net loss attributable to the noncontrolling interests	2.7	—	2.7	—
Net income attributable to Kennedy-Wilson Holdings, Inc common shareholders	$1.8	$7.6	$30.1	$22.5

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Corporate
Operating expenses	$(9.7)	$(5.8)	$(25.6)	$(16.5)
Operating loss	(9.7)	(5.8)	(25.6)	(16.5)
Interest expense-corporate	(15.9)	(10.3)	(41.1)	(29.7)
Other	—	0.1	—	0.2
Loss before (provision for) benefit from income taxes	(25.6)	(16.0)	(66.7)	(46.0)
(Provision for) benefit from income taxes	(6.6)	(0.8)	(40.8)	1.4
Net loss	(32.2)	(16.8)	(107.5)	(44.6)
Preferred dividends and accretion of preferred stock issuance costs	(2.0)	(2.0)	(6.1)	(6.1)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(34.2)	$(18.8)	$(113.6)	$(50.7)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Consolidated
Investment management, property services and research fees (includes $8.3, $15.7, $48.9, and $37.8 of related party fees)	$12.9	$20.9	$65.0	54.0
Rental and hotel	93.5	10.5	161.3	27.3
Sale of real estate	1.6	1.6	19.0	10.1
Loans and other	5.7	0.5	11.7	1.4
Total revenue	113.7	33.5	257.0	92.8
Operating expenses	(79.5)	(32.8)	(196.2)	(93.0)
Depreciation and amortization	(34.7)	(4.5)	(67.3)	(12.0)
Total operating expenses	(114.2)	(37.3)	(263.5)	(105.0)
Income from unconsolidated investments	12.1	13.2	45.9	30.1
Operating income	11.6	9.4	39.4	17.9
Acquisition-related gain	28.9	1.6	199.2	11.1
Acquisition-related expenses	(5.3)	—	(16.9)	(0.5)
Interest expense - investment	(13.8)	(2.8)	(30.2)	(7.4)
Interest expense - corporate	(15.9)	(10.3)	(41.1)	(29.7)
Other	(1.9)	0.1	1.0	0.5
Income (loss) before benefit from income taxes	3.6	(2.0)	151.4	(8.1)
(Provision for) benefit from income taxes	(6.6)	(0.8)	(40.8)	1.4
Net income (loss)	(3.0)	(2.8)	110.6	(6.7)
Net (income) loss attributable to the noncontrolling interests	2.8	0.7	(59.9)	2.6
Preferred dividends and accretion of preferred stock issuance costs	(2.0)	(2.0)	(6.1)	(6.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(2.2)	$(4.1)	$44.6	$(10.2)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)	September 30, 2014	December 31, 2013
Total Assets
Investments	$5,381.7	$1,607.5
Services	49.4	49.3
Corporate	282.2	142.0
Total assets	$5,713.3	$1,798.8
NOTE 15—INCOME TAXES
In determining quarterly provisions for income taxes, we use an effective tax rate based on actual year-to-date income and statutory tax rates. The effective tax rate also reflects our assessment of potential exposure for uncertain tax positions.
The fluctuations between periods in our effective tax rate are mainly due to varying levels of income and amounts attributable to foreign sourced income and noncontrolling interests. Permanent differences that impact our effective rate as compared to the U.S. federal statutory rate of 34% were not materially different in amount for all periods. The difference between the U.S. federal rate of 34% and our effective rate is attributable to the taxation of foreign sourced income being taxed at rates lower than the U.S. domestic rate and income attributable to noncontrolling interests. Our subsidiaries in Ireland, United Kingdom, Spain and Jersey are subject to corporate tax rates of 12.5%, 21.0%, 30.0%, and 0.0% respectively.
During the nine months ended September 30, 2014, we generated a book loss of $9.6 million related to operations in the United Kingdom, Ireland, Spain and Jersey. A foreign tax benefit of $0.5 million attributable to Kennedy Wilson is included in the consolidated tax provision for income taxes related to the portion of income earned directly by subsidiaries in the United Kingdom and Ireland for the nine months ended ended September 30, 2014. U.S. domestic taxes have not been provided for in the consolidated tax provision on amounts earned directly by these subsidiaries since it is our plan to indefinitely reinvest amounts earned by these subsidiaries in the United Kingdom and Ireland operations. If these subsidiaries' cumulative earnings were repatriated to the United States additional U.S. domestic taxes of $2.8 million attributable to Kennedy Wilson would be incurred. Additionally, approximately $550 million of KW Group's consolidated cash and cash equivalents held by consolidated subsidiaries is held by our subsidiaries in the United Kingdom and Ireland and $21 million is held by our subsidiaries in Japan.
NOTE 16—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information include:

(1) Condensed consolidating balance sheets as of September 30, 2014 and December 31, 2013; consolidating statements of operations for the three and nine months ended September 30, 2014 and 2013; consolidating statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013; and condensed consolidating statements of cash flows for the three and nine months ended September 30, 2014 and 2013, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.
Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three and nine months ended September 30, 2014 or 2013.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2014

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$71.0	$46.8	$118.5	$—	$236.3
Cash held by consolidated investments	—	—	—	591.3	—	591.3
Accounts receivable	—	—	21.2	21.0	—	42.2
Loans	—	38.4	15.5	250.6	(37.8)	266.7
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	345.4	3,494.2	—	3,839.6
Unconsolidated investments	—	9.3	334.5	161.1	—	504.9
Other assets	—	29.1	44.5	158.7	—	232.3
Investments in and advances to consolidated subsidiaries	964.9	1,650.8	1,061.3	—	(3,677.0)	—
Total assets	$964.9	$1,798.6	$1,869.2	$4,795.4	$(3,714.8)	$5,713.3

Liabilities and equity
Liabilities
Accounts payable, accrued expenses and other liabilities	$9.5	$127.8	$23.2	$93.3	$—	$253.8
Senior notes payable	—	705.9	—	—	—	705.9
Investment debt	—	—	194.8	1,892.8	(37.8)	2,049.8
Total liabilities	9.5	833.7	218.0	1,986.1	(37.8)	3,009.5

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	955.4	964.9	1,650.8	1,061.3	(3,677.0)	955.4
Noncontrolling interests	—	—	0.4	1,748.0	—	1,748.4
Total equity	955.4	964.9	1,651.2	2,809.3	(3,677.0)	2,703.8
Total liabilities and equity	$964.9	$1,798.6	$1,869.2	$4,795.4	$(3,714.8)	$5,713.3

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Investment management, property services and research fees	$—	$(0.5)	$14.1	$(0.7)	$—	$12.9
Rental and hotel	—	—	5.6	87.9	—	93.5
Sale of real estate	—	—	0.1	1.5	—	1.6
Loans and other	—	0.1	(2.8)	8.4	—	5.7
Total revenue	—	(0.4)	17.0	97.1	—	113.7
Operating expenses
Commission and marketing	—	—	1.6	0.4	—	2.0
Rental and hotel operating	—	—	(5.5)	43.3	—	37.8
Cost of real estate sold	—	—	—	1.1	—	1.1
Compensation and related	5.3	8.8	10.7	2.0	—	26.8
General and administrative	—	3.8	7.5	0.5	—	11.8
Depreciation and amortization	—	0.2	3.1	31.4	—	34.7
Total operating expenses	5.3	12.8	17.4	78.7	—	114.2
Income from unconsolidated subsidiaries	—	2.1	4.2	5.8	—	12.1
Income from consolidated subsidiaries	2.3	35.7	30.2	—	(68.2)	—
Operating income (loss)	(3.0)	24.6	34.0	24.2	(68.2)	11.6
Non-operating income (expense)
Acquisition-related gains	—	—	—	28.9	—	28.9
Acquisition-related expenses	—	—	(0.1)	(5.2)	—	(5.3)
Interest expense-investment	—	—	(3.5)	(10.3)	—	(13.8)
Interest expense-corporate	—	(15.9)	—	—	—	(15.9)
Other income / (expense)	—	(0.2)	—	(1.7)	—	(1.9)
Income (loss) before benefit from income taxes	(3.0)	8.5	30.4	35.9	(68.2)	3.6
(Provision for) benefit from income taxes	—	(6.1)	5.1	(5.6)	—	(6.6)
Net income (loss)	(3.0)	2.4	35.5	30.3	(68.2)	(3.0)
Net (income) loss attributable to the noncontrolling interests	—	—	—	2.8	—	2.8
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	(3.0)	2.4	35.5	33.1	(68.2)	(0.2)
Preferred dividends and accretion of preferred stock issuance costs	(2.0)	—	—	—	—	(2.0)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(5.0)	$2.4	$35.5	$33.1	$(68.2)	$(2.2)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Investment management, property services and research fees	$—	$—	$62.6	$2.4	$—	$65.0
Rental and hotel	—	—	12.0	149.3	—	161.3
Sale of real estate	—	—	0.7	18.3	—	19.0
Loans and other	—	0.2	1.5	10.0	—	11.7
Total revenue	—	0.2	76.8	180.0	—	257.0
Operating expenses
Commission and marketing	—	—	3.0	0.8	—	3.8
Rental and hotel operating	—	—	(3.1)	73.0	—	69.9
Cost of real estate sold	—	—	0.7	13.9	—	14.6
Compensation and related	8.7	39.0	27.0	4.9	—	79.6
General and administrative	—	9.4	11.5	7.4	—	28.3
Depreciation and amortization	—	0.7	7.9	58.7	—	67.3
Total operating expenses	8.7	49.1	47.0	158.7	—	263.5
Income from unconsolidated subsidiaries	—	3.3	35.1	7.5	—	45.9
Income from consolidated subsidiaries	119.3	245.2	183.1	—	(547.6)	—
Operating income (loss)	110.6	199.6	248.0	28.8	(547.6)	39.4
Non-operating income (expense)
Acquisition-related gains	—	(7.0)	3.7	202.5	—	199.2
Acquisition-related expenses	—	—	(1.7)	(15.2)	—	(16.9)
Interest expense-investment	—	—	(3.5)	(26.7)	—	(30.2)
Interest expense-corporate	—	(41.1)	—	—	—	(41.1)
Other income / (expense)	—	—	1.5	(0.5)	—	1.0
Income (loss) before benefit from income taxes	110.6	151.5	248.0	188.9	(547.6)	151.4
(Provision for) benefit from income taxes	—	(32.2)	(3.0)	(5.6)	—	(40.8)
Net income (loss)	110.6	119.3	245.0	183.3	(547.6)	110.6
Net (income) loss attributable to the noncontrolling interests	—	—	—	(59.9)	—	(59.9)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	110.6	119.3	245.0	123.4	(547.6)	50.7
Preferred dividends and accretion of preferred stock issuance costs	(6.1)	—	—	—	—	(6.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$104.5	$119.3	$245.0	$123.4	$(547.6)	$44.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Investment management, property services, and research fees	$—	$—	$7.3	$13.6	$—	$20.9
Rental and hotel	—	0.2	1.5	8.8	—	10.5
Sale of real estate	—	—	1.6	—	—	1.6
Loans and other	—	—	0.5	—	—	0.5
Total revenue	—	0.2	10.9	22.4	—	33.5
Operating expenses
Commission and marketing	—	—	0.8	0.2	—	1.0
Rental and hotel operating	—	—	1.0	3.2	—	4.2
Cost of real estate sold	—	—	0.9	—	—	0.9
Compensation and related	2.0	11.5	3.8	3.6	—	20.9
General and administrative	—	2.0	1.4	2.4	—	5.8
Depreciation and amortization	—	0.1	1.3	3.1		4.5
Total operating expenses	2.0	13.6	9.2	12.5	—	37.3
Income from unconsolidated investments, net of depreciation and amortization	—	0.3	19.5	(6.6)	—	13.2
Income from consolidated subsidiaries	(0.7)	23.6	2.8	—	(25.7)	—
Operating income (expense)	(2.7)	10.5	24.0	3.3	(25.7)	9.4
Non-operating income (expense)
Acquisition-related gains	—	—	—	1.6	—	1.6
Interest expense-investment	—	—	(0.2)	(2.6)		(2.8)
Interest expense-corporate	—	(10.3)	—	—	—	(10.3)
Other income	—	0.1	—	—	—	0.1
(Loss) income before benefit from income taxes	(2.7)	0.3	23.8	2.3	(25.7)	(2.0)
Benefit from (provision for) income taxes	—	(1.1)	—	0.3	—	(0.8)
Net (loss) income	(2.7)	(0.8)	23.8	2.6	(25.7)	(2.8)
Net income attributable to the noncontrolling interests	—	—	(0.1)	0.8	—	0.7
Preferred dividends and accretion of preferred stock issuance costs	(2.0)	—	—	—	—	(2.0)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(4.7)	$(0.8)	$23.7	$3.4	$(25.7)	$(4.1)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Investment management, property services, and research fees	$—	$0.6	$21.5	$31.9	$—	$54.0
Rental and hotel	—	0.2	4.7	22.4	—	27.3
Sale of real estate	—	—	10.1	—	—	10.1
Loans and other	—	—	1.4	—	—	1.4
Total revenue	—	0.8	37.7	54.3	—	92.8
Operating expenses
Commission and marketing	—	0.4	2.2	0.2	—	2.8
Rental and hotel operating	—	—	2.6	9.3	—	11.9
Cost of real estate sold	—	—	7.9	—	—	7.9
Compensation and related	5.5	25.1	10.8	11.4	—	52.8
General and administrative	0.3	6.4	3.5	7.4	—	17.6
Depreciation and amortization	—	0.4	3.6	8.0	—	12.0
Total operating expenses	5.8	32.3	30.6	36.3	—	105.0
Income from unconsolidated investments, net of depreciation and amortization	—	0.3	39.7	(9.9)	—	30.1
Income from consolidated subsidiaries	(0.8)	58.3	12.3	—	(69.8)	—
Operating income (expense)	(6.6)	27.1	59.1	8.1	(69.8)	17.9
Non-operating income (expense)
Acquisition-related gains	—	—	—	11.1	—	11.1
Acquisition-related expense	—	—	(0.2)	(0.3)	—	(0.5)
Interest expense-investment	—	—	(0.7)	(6.7)	—	(7.4)
Interest expense-corporate		(29.7)	—	—	—	(29.7)
Other income	—	0.4	0.1	—	—	0.5
(Loss) income before benefit from income taxes	(6.6)	(2.2)	58.3	12.2	(69.8)	(8.1)
Benefit from (provision for) income taxes	—	1.4	—	—	—	1.4
Net (loss) income	(6.6)	(0.8)	58.3	12.2	(69.8)	(6.7)
Net income attributable to the noncontrolling interests	—	—	(0.1)	2.7	—	2.6
Preferred dividends and accretion of preferred stock issuance costs	(6.1)	—	—	—	—	(6.1)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(12.7)	$(0.8)	$58.2	$14.9	$(69.8)	$(10.2)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$(3.0)	$2.4	$35.5	$30.3	$(68.2)	$(3.0)

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation (loss) gain	(89.0)	(89.0)	(21.4)	(12.6)	123.0	(89.0)
Amounts reclassified out of AOCI during the period	—	—	9.5	(9.5)	—	—
Loss on marketable securities	(1.1)	(1.1)	—	—	1.1	(1.1)
Unrealized forward contract foreign currency (loss) gain	20.1	20.1	6.5	11.3	(37.9)	20.1
Total other comprehensive (loss) income for the period	$(70.0)	$(70.0)	$(5.4)	$(10.8)	$86.2	$(70.0)

Comprehensive income	$(73.0)	$(67.6)	$30.1	$19.5	$18.0	$(73.0)
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	58.0	—	58.0
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$(73.0)	$(67.6)	$30.1	$77.5	$18.0	$(15.0)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$(2.7)	$(0.8)	$23.8	$2.6	$(25.7)	$(2.8)

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation gains	8.8	8.8	6.4	2.3	(17.5)	8.8
Unrealized forward contract foreign currency loss	(3.6)	(3.6)	0.1	—	3.5	(3.6)
Total other comprehensive income for the period	$5.2	$5.2	$6.5	$2.3	$(14.0)	$5.2

Comprehensive (loss) income	$2.5	$4.4	$30.3	$4.9	$(39.7)	$2.4
Comprehensive income attributable to noncontrolling interests	—	—	(0.1)	0.8	—	0.7
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$2.5	$4.4	$30.2	$5.7	$(39.7)	$3.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income (loss)	$110.6	$119.3	$245.0	$183.3	$(547.6)	$110.6

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation (loss) gain	(67.1)	(67.1)	2.5	(16.5)	81.1	(67.1)
Amounts reclassified out of AOCI during the period	(7.1)	(7.1)	1.2	(8.3)	14.2	(7.1)
Loss on marketable securities	(1.1)	(1.1)	—	—	1.1	(1.1)
Unrealized forward contract foreign currency (loss) gain	16.5	16.5	5.3	10.1	(31.9)	16.5
Total other comprehensive (loss) income for the period	$(58.8)	$(58.8)	$9.0	$(14.7)	$64.5	$(58.8)

Comprehensive income	$51.8	$60.5	$254.0	$168.6	$(483.1)	$51.8
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(23.5)	—	(23.5)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$51.8	$60.5	$254.0	$145.1	$(483.1)	$28.3

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$(6.6)	$(0.8)	$58.3	$12.2	$(69.8)	$(6.7)

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation gains	(9.2)	(9.2)	(11.6)	(0.3)	21.1	(9.2)
Unrealized forward contract foreign currency loss	2.2	2.2	5.4	—	(7.6)	2.2
Total other comprehensive income for the period	$(7.0)	$(7.0)	$(6.2)	$(0.3)	$13.5	$(7.0)

Comprehensive (loss) income	$(13.6)	$(7.8)	$52.1	$11.9	$(56.3)	$(13.7)
Comprehensive income attributable to noncontrolling interests	—	—	(0.2)	2.8	—	2.6
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(13.6)	$(7.8)	$51.9	$14.7	$(56.3)	$(11.1)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash provided by (used in) operating activities	$(0.1)	$(25.7)	$73.7	$37.8	$85.7
Cash flows from investing activities:
Additions to loans	—	—	(5.8)	(470.6)	(476.4)
Collections of loans	—	—	15.1	80.8	95.9
Net proceeds from sale of real estate	—	—	—	16.3	16.3
Purchases of and additions to real estate	—	(0.6)	(71.6)	(1,466.0)	(1,538.2)
Proceeds from settlement of foreign forward contracts	—	—	—	7.5	7.5
Purchases of foreign currency options	—	—	—	(2.2)	(2.2)
Distributions from unconsolidated investments	—	0.3	51.6	47.4	99.3
Contributions to unconsolidated investments	—	(2.0)	(47.9)	(89.7)	(139.6)
Investment in marketable securities	—	—	(11.5)	—	(11.5)
(Investments in) distributions from consolidated subsidiaries, net	(159.3)	(198.4)	(65.0)	422.7	—
Net cash (used in) provided by investing activities	(159.3)	(200.7)	(135.1)	(1,453.8)	(1,948.9)
Cash flows from financing activities:
Borrowings under line of credit	—	90.0	—	—	90.0
Repayment of line of credit	—	(90.0)	—	—	(90.0)
Borrowings under investment debt	—	—	31.5	793.6	825.1
Borrowings under senior notes payable	—	297.2	—	—	297.2
Debt issue costs	—	(7.8)	(0.6)	(20.1)	(28.5)
Repayment of investment debt	—	(40.0)	(0.1)	(32.1)	(72.2)
Issuance of common stock	190.6	—	—	—	190.6
Dividends paid	(28.4)	—	—	—	(28.4)
Repurchase and retirement of common stock	(2.9)	—	—	—	(2.9)
Proceeds from issuance of KWE shares	—	—	—	1,351.1	1,351.1
Restricted cash	—	—	—	(42.6)	(42.6)
Acquisition of KWE shares from noncontrolling interest holders	—	—	—	(16.8)	(16.8)
Contributions from noncontrolling interests	—	—	—	12.9	12.9
Distributions to noncontrolling interests	—	—	—	(24.3)	(24.3)
Net cash provided by financing activities	159.3	249.4	30.8	2,021.7	2,461.2
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	10.8	10.8
Net change in cash and cash equivalents	(0.1)	23.0	(30.6)	616.5	608.8
Cash and cash equivalents, beginning of year	—	48.2	77.2	52.8	178.2
Cash and cash equivalents, end of period	$(0.1)	$71.2	$46.6	$669.3	$787.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities	$0.2	$(62.2)	$36.5	$8.4	$(17.1)
Cash flows from investing activities:
Additions to loans	—	(8.2)	(22.1)	—	(30.3)
Collections of loans	—	4.9	38.0	0.1	43.0
Net proceeds from sale of real estate	—	—	10.1	0.4	10.5
Purchases of and additions to real estate	—	—	(31.3)	(84.6)	(115.9)
Capitalized Development Costs	—	(1.3)	—	—	(1.3)
Proceeds from maturities to short term investments	—	10.0	—	—	10.0
Distributions from unconsolidated investments	—	0.4	135.7	7.2	143.3
Contributions to unconsolidated investments	—	(2.3)	(214.6)	(97.4)	(314.3)
(Investment in) distributions from consolidated subsidiaries, net	(263.2)	178.7	8.1	76.4	—
Net cash (used in) provided by investing activities	(263.2)	182.2	(76.1)	(97.9)	(255.0)
Cash flows from financing activities:
Borrowings under line of credit	—	125.0	—	—	125.0
Repayment of lines of credit	—	(125.0)	—	—	(125.0)
Borrowings under investment debt	—	—	18.7	53.6	72.3
Repayment of investment debt	—	—	—	(1.1)	(1.1)
Debt issue costs	—	(1.3)	(0.1)	(0.4)	(1.8)
Issuance of common stock	276.0	—	—	—	276.0
Repurchase of warrants	(1.4)	—	—	—	(1.4)
Dividends paid	(16.3)	—	—	—	(16.3)
Contributions from noncontrolling interests	—	—	—	0.9	0.9
Intercompany receivables, net	—	(21.9)	—	21.9	—
Distributions to noncontrolling interests	—	—	—	(0.4)	(0.4)
Exercise of warrants	4.7	—	—	—	4.7
Net cash provided by (used in) financing activities	263.0	(23.2)	18.6	74.5	332.9
Effect of currency exchange rate changes on cash and cash equivalents	—	0.2	(10.4)	9.9	(0.3)
Net change in cash and cash equivalents	—	97.0	(31.4)	(5.1)	60.5
Cash and cash equivalents, beginning of period	—	64.5	38.5	17.9	120.9
Cash and cash equivalents, end of period	$—	$161.5	$7.1	$12.8	$181.4

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 17—SUBSEQUENT EVENTS

In October 2014, Kennedy Wilson drew $50.0 million on its unsecured credit facility. There is $250.0 million remaining available to be drawn on the credit facility.

In October 2014, KWE completed a secondary offering of approximately $565 million of ordinary shares. Kennedy Wilson acquired approximately $75 million of KWE’s ordinary shares maintaining its 13.3% ownership in KWE. In total, Kennedy Wilson owns approximately 18.0 million shares of KWE with a cost basis of $297.6 million.

The Company evaluated subsequent events through the date these financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations contains forward-looking statements within the meaning of the federal securities laws. See the discussion under the heading “Forward-looking Statements” elsewhere in this report. Unless specifically noted otherwise, as used throughout this Management’s Discussion and Analysis section, “we,” “our,” "us," "the Company" or “Kennedy Wilson” refers to Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries. “KWE” refers to Kennedy Wilson Europe Real Estate plc, a London Stock Exchange listed company that we externally manage through a wholly-owned subsidiary. “KW Group” refers to the Company and its subsidiaries that are consolidated in its financial statements under U.S. GAAP (including KWE). “Equity partners” refers to the subsidiaries that we consolidate in our financial statements under U.S. GAAP (other than wholly-owned subsidiaries), including KWE, and third-party equity providers.
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
On February 28, 2014, KWE (LSE: KWE), a Jersey investment company, closed its initial public offering, raising approximately $1.7 billion in gross proceeds.  KWE, whose ordinary shares are listed on the London Stock Exchange’s main market, acquires real estate and real estate-related assets in Europe. As of September 30, 2014, Kennedy Wilson owns approximately 13.3% of KWE’s total issued share capital. In October 2014, KWE completed a secondary offering of approximately $565 million of ordinary shares. Kennedy Wilson acquired approximately $75 million of KWE’s ordinary shares in such offering, maintaining its 13.3% ownership in KWE. In total, Kennedy Wilson owns approximately 18.0 million shares of KWE with a cost basis of $297.6 million.
KWE is externally managed by one of our wholly-owned subsidiaries (“KWE Manager”) pursuant to an investment management agreement in which capacity Kennedy Wilson will be entitled to receive certain management and performance fees.  KWE Manager is paid an annual management fee (payable quarterly in arrears) equal to 1% of KWE’s adjusted net asset value (EPRA NAV). The management fee payable to KWE Manager is paid half in cash and half in shares of KWE.
A wholly-owned subsidiary of Kennedy Wilson is also entitled to receive an annual performance fee equal to 20% of the lesser of the excess of the shareholder return for the relevant year (defined as the change in KWE’s adjusted net asset value per ordinary share) over a 10% annual return hurdle, and the excess of year-end adjusted net asset value per ordinary share over a “high water mark”.  The performance fee is payable in shares of KWE that vest equally over a three-year period. No such fee has been earned by Kennedy Wilson as of September 30, 2014.
Due to the terms provided in the investment management agreement and Kennedy Wilson's equity ownership interest in KWE, pursuant to the guidance set forth in FASB Accounting Standards Codification Subtopic 810 - Consolidation (“Subtopic 810”), results of KWE are consolidated in KW Group's financial statements.  As of September 30, 2014, KWE owned 79 direct real estate assets with approximately 6.4 million square feet, three loan portfolios comprising 19 loans secured by 42 real estate assets, 347 hotel rooms and 692 acres. Pursuant to the investment management agreement, subject to certain exceptions, KWE will be provided priority access to all real estate or real estate loan opportunities sourced by Kennedy Wilson in Europe that are within the parameters of KWE’s investment policy.

Our operations are defined by two core business segments, KW investments and KW services, which work closely together to identify attractive investment markets and opportunities across the world:

KW Investments
Kennedy Wilson invests its capital in real estate assets and loans secured by real estate either on its own or with equity partners through joint ventures, separate accounts, and commingled funds. For investments with equity partners we are typically the general partner or investment manager in these investments with a promoted interest in the profits of our investments beyond our ownership percentage. The Company has an average ownership interest across all investments of approximately 45%. Our equity partners include publicly traded companies, financial institutions, foundations, endowments, high net worth individuals and other institutional investors.
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
Loan Originations / Discounted Loan Purchases
We originate and/or acquire loans secured by real estate. Our originations and acquisitions include individual notes on all real estate property types as well as portfolios of loans purchased from financial institutions, corporations and government agencies. KW Group's loan investment portfolio is principally related to loans acquired at a discount from their contractual balance due as a result of deteriorated credit quality of the borrower. Such loans are underwritten by the Company based on the value of the underlying real estate collateral. Due to the discounted purchase price, the Company seeks and is generally able to accomplish near term realization of the loan in a cash settlement or by obtaining title to the property. Accordingly, the credit quality of the borrower is not of substantial importance to the Company’s evaluation of the risk of recovery from the investment.
Residential, Hotel, and Other
In certain cases, we may pursue for sale housing acquisition opportunities, including land for entitlements, finished lots, urban infill condominium sites and partially finished and finished condominium projects. This group also includes our investment in hotels and our investments in marketable securities.
The following table describes our investment account (Kennedy Wilson's equity in real estate and loans secured by real estate), which includes the following financial statement captions and is derived from the consolidated balance sheets, as of September 30, 2014 and December 31, 2013:

(Dollars in millions)	September 30, 2014	December 31, 2013
Real estate and acquired in-place lease values, gross of accumulated depreciation and amortization of $88.6 and $26.3, respectively	$3,928.2	$714.4
Loans	266.7	56.8
Investment debt	(2,049.8)	(401.8)
Cash held by consolidated investments	591.3	8.0
Unconsolidated investments(1), gross of accumulated depreciation and amortization of $68.8 and $106.0, respectively	546.7	865.2
Other(2)	39.0	4.0
Consolidated investment account	3,322.1	1,246.6
Less:
Noncontrolling interests on investments, gross of depreciation and amortization of $33.0 and $4.5, respectively	(1,781.4)	(55.1)
Investment account	$1,540.7	$1,191.5

(1) Excludes $27.0 million and $26.9 million related to our investment in a servicing platform in Spain, as of September 30, 2014 and December 31, 2013, respectively.
(2) Includes the Company's marketable securities, which are part of other assets, as well as net other assets of consolidated investments.

The following table breaks down our investment account information derived from the consolidated balance sheet, by investment type and geographic location as of September 30, 2014:

(Dollars in millions)	Commercial(1)	Multifamily(2)	Loans Secured by Real Estate(3)	Residential, Hotel, and Other(4)	Total
Western U.S.	$214.8	$360.6	$70.0	$189.3	$834.7
Japan	4.1	83.0	—	0.4	87.5
United Kingdom	142.0	2.5	39.9	12.7	197.1
Ireland	87.0	70.3	21.3	123.8	302.4
Subtotal	$447.9	$516.4	$131.2	$326.2	$1,421.7
KW share of cash held by consolidated investments(5)					119.0
Total					$1,540.7
(1) Includes the following with respect to our share of investments made and held directly by KWE (based on our 13.3% ownership interest in KWE): $48.7 million investment account balance related to 61 commercial properties in the United Kingdom; and $35.1 million investment account balance related to 14 commercial properties in Ireland.
(2) Includes $7.0 million investment account balance related to 2 multifamily properties in Ireland from our share of investments made and held directly by KWE (based on our 13.3% ownership interest in KWE).
(3) Includes the following with respect to our share of investments made and held directly by KWE (based on our 13.3% ownership interest in KWE): $24.2 million investment account balance related to two loan portfolios in the United Kingdom; and $12.9 million investment account balance related to one loan portfolio in Ireland.
(4)Includes the following with respect to our share of investments made and held directly by KWE (based on our 13.3% ownership interests in KWE): $6.4 million investment account balance related to one hotel in the United Kingdom; and $6.2 million investment account balance related to one hotel in Ireland and one acre of development land.
(5) Includes $68.2 million in cash held directly by KWE (based on our 13.3% ownership interest in KWE).
The following table breaks down our investment account information derived from the consolidated balance sheet, by investment type and geographic location as of December 31, 2013:

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
KW Services
Our services business offers a comprehensive line of real estate services for the full lifecycle of real estate ownership. Below are the product types we offer through the KW Services segment:
Investment Management
We provide acquisition, asset management and disposition services to our equity partners (including KWE) and third parties.
Property Services
This division manages or advises on commercial and residential real estate for third-party clients, fund investors, and investments held by KW Group. In addition to earning property management fees, consulting fees, lease commissions, construction management fees, disposition fees, and accounting fees, the Property Services group gives us insight into local markets and potential acquisitions.
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

Auction and Conventional Sales
The Auction and Conventional Sales group provides innovative marketing and sales strategies for all types of commercial and residential real estate, including single family homes, mixed-use developments, estate homes, multifamily dwellings, new home projects, conversions and scattered properties. The Auction group is counter-cyclical to our lines in the KW Services segment and helps give us market knowledge and access to potential acquisitions.
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
Adjusted EBITDA(1) - represents Consolidated EBITDA, as defined above, adjusted to exclude merger related expenses, share based compensation expense and EBITDA attributable to noncontrolling interests. Such items may vary for different companies for reasons unrelated to overall operating performance. Our management uses Adjusted EBITDA to analyze our business because it adjusts Consolidated EBITDA for items we believe do not have an accurate reflection of the nature of our business going forward. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations.
(1) - Consolidated EBITDA, as defined above, is not a recognized term or measurement under GAAP and does not purport to be an alternative to net earnings as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, Consolidated EBITDA is not intended to be a measure of free cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Our presentation of Consolidated EBITDA has limitations as an analytical tool. Consolidated EBITDA is not calculated under GAAP and should not be considered in isolation or as a substitute for net income, cash flows or other financial data prepared in accordance with GAAP or as a measure of our overall profitability or liquidity. Such items may vary for different companies for reasons unrelated to overall operating performance.
Adjusted EBITDA represents Consolidated EBITDA, as defined above, adjusted to exclude merger related expenses, share based compensation expense and EBITDA attributable to noncontrolling interests for the Company. Adjusted EBITDA is not a recognized term of measurement under GAAP and does not purport to be an alternative to net earnings as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as tax and debt service payments, and the items excluded from these metrics may vary for different companies for reasons unrelated to overall operating performance. Adjusted EBITDA is not calculated under GAAP and should not be considered in isolation or as a substitute for net income, cash flows or other financial data prepared in accordance with GAAP or as a measure of our overall profitability or liquidity.
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
Adjusted Fees - Adjusted fees refers to Kennedy Wilson’s investment management, property services and research fees adjusted to include fees eliminated in consolidation and Kennedy Wilson’s share of fees in unconsolidated service businesses.
Consolidated investment account refers to the sum of KW Group’s equity in: cash held by consolidated investments, consolidated real estate and acquired in-place leases, unconsolidated investments and consolidated loans gross of accumulated depreciation and amortization.

Investment account refers to the consolidated investment account presented after noncontrolling interest on invested assets gross of accumulated depreciation.

3Q Highlights

•
In August 2014, the Company converted its note secured by the landmark Shelbourne Hotel located in Dublin, Ireland into a direct 100% ownership interest in the property. As a result of taking title to the property, the Company consolidated the assets and liabilities at fair value and recognized an acquisition-related gain of $28.6 million.

•
As of September 30, 2014, the Company and its consolidated subsidiaries had approximately $1.5 billion of potential liquidity, which includes approximately $665 million of availability under lines of credit for KWH and KWE.

•
During the three months ended September 30, 2014, the Company and its equity partners (including KWE) completed approximately $732 million of investment transactions. The Company invested $108 million in $452 million of acquisitions and received $52 million from $280 million of dispositions.

Year-to-date Highlights

•
During the nine months ended September 30, 2014, the Company and its equity partners (including KWE) completed approximately $3.6 billion of investment transactions. The Company invested $403 million of equity in $2.6 billion of acquisitions and received $163 million from $963 million of dispositions.

Investments business
For the three months ended September 30, 2014, the Company's Investments segment reported the following results:

•	Adjusted EBITDA was $65.2 million, a 74% increase from $37.5 million for the same period in 2013.

•	For same property multifamily units, total revenues increased 8%, net operating income increased 9% and occupancy remained at 95% from the same period in 2013.

•	For same property commercial real estate, total revenues increased 4%, net operating income increased 6% and occupancy was flat at 85% from the same period in 2013.

•
The Company and its equity partners acquired approximately $452 million of real estate related investments (including $270 million acquired by KWE) in which the Company invested $108 million of equity representing an approximate 24% weighted average ownership stake. The Company's investments for the quarter were directed 60% to the United Kingdom and Ireland and 40% to the Western U.S.

•
The Company and its equity partners sold three commercial properties, two multifamily properties, one condo unit, and one residential investment which resulted in gross sales proceeds of $280 million. The Company’s share of the net proceeds (after repayment of debt) was $52 million including promoted interests (compared to $39 million of net book value).

For the nine months ended September 30, 2014, the Company's Investments segment reported the following results:

•	Adjusted EBITDA was $230.8 million, a 142% increase from $95.2 million for the same period in 2013.

•	For same property multifamily units, total revenues increased 7%, net operating income increased 10% and occupancy remained at 95% from the same period in 2013.

•	For same property commercial real estate, total revenues increased 3%, net operating income increased 1% and occupancy increased 1% to 85% from the same period in 2013.

•
Through September 30, 2014, the Company and its equity partners acquired approximately $2.6 billion of real estate related investments (including $2.0 billion acquired by KWE) in which the Company invested $403 million of equity representing an approximate 16% weighted average ownership stake. The Company's investments year-to-date were directed 82% to the United Kingdom and Ireland and 18% to the Western U.S.

•
Through September 30, 2014, the Company and its equity partners sold 16 commercial properties, three multifamily properties, six condo units, and three residential investments which resulted in gross sales proceeds of $963 million. The Company’s share of net proceeds (after repayment of debt) was $163 million including promoted interests (compared to $93 million of net book value).

Services business
For the three months ended September 30, 2014, the Company's Services segment reported the following results:

•	Adjusted Fees were $22.2 million, a 1% increase from $22.0 million for the same period in 2013.

•	Adjusted EBITDA was $8.7 million, which remained flat compared to the same period in 2013.
For the nine months ended September 30, 2014, the Company's Services segment reported the following results:

•	Adjusted Fees were $89.1 million, a 57% increase from $56.7 million for the same period in 2013.

•	Adjusted EBITDA was $47.0 million, a 87% increase from $25.2 million for the same period in 2013.
Financing

•	In July 2014, the Company increased its unsecured line of credit from $140 million to $300 million.

•
In September 2014, the Company paid off approximately $40.0 million of junior subordinated debt which was due in April 2037. At the time of satisfaction and discharge of its obligation, the Company was paying interest at a rate of 9.1%.

Kennedy Wilson Europe Real Estate Plc (LSE: KWE)

•
KWH owns 13.3% of KWE’s total share capital as of September 30, 2014 and one of our wholly-owned subsidiaries serves as KWE's external manager, in which capacity we receive certain management and performance fees. Since KWE's inception through September 30, 2014, the management fees paid or payable by KWE to KWH are approximately $8.7 million (50% paid in KWE shares).

•
Since its launch in February 2014, KWE has acquired 79 direct real estate assets with approximately 6.4 million square feet and three loan portfolios secured by 42 real estate assets totaling $2.0 billion in purchase price, which currently produce approximately $132 million of annualized net operating income(net rental income for property portfolios, EBITDA for hotels and interest income for loan portfolios).

•
During the third quarter, KWE completed approximately $505 million of financings secured by three portfolios with a total of 61 commercial properties located throughout the United Kingdom with a weighted average maturity of October 2019 and interest rate of 3 month GBP LIBOR+1.84%.

•
In September 2014, KWE entered into a three year unsecured floating rate revolving debt facility of approximately $365 million with a syndicate of banks. The facility was undrawn as of September 30, 2014.

Subsequent events

•
In October 2014, KWE completed a secondary offering of approximately $565 million of ordinary shares. KWH acquired approximately $75 million of KWE’s ordinary shares maintaining its 13.3% ownership in KWE. In total, KWH owns approximately 18.0 million shares of KWE with a cost basis of $297.6 million.

•	In October 2014, the Company drew $50.0 million on its credit facility, with $250.0 million remained available to be drawn.

Results of Operations
The following table sets forth items derived from KW Group's consolidated statement of operations for the three and nine month periods ended September 30, 2014 and 2013:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in millions, except share and per share amounts)	2014	2013	2014	2013
Revenue
Investment management, property services and research fees	$12.9	$20.9	$65.0	$54.0
Rental and hotel	93.5	10.5	161.3	27.3
Sale of real estate	1.6	1.6	19.0	10.1
Loans and other	5.7	0.5	11.7	1.4
Total revenue	113.7	33.5	257.0	92.8
Operating expenses
Commission and marketing	2.0	1.0	3.8	2.8
Rental and hotel operating	37.8	4.2	69.9	11.9
Cost of real estate sold	1.1	0.9	14.6	7.9
Compensation and related	26.8	20.9	79.6	52.8
General and administrative	11.8	5.8	28.3	17.6
Depreciation and amortization	34.7	4.5	67.3	12.0
Total operating expenses	114.2	37.3	263.5	105.0
Income from unconsolidated investments, net of depreciation and amortization	12.1	13.2	45.9	30.1
Operating income	11.6	9.4	39.4	17.9
Non-operating income (expense)
Acquisition-related gains	28.9	1.6	199.2	11.1
Acquisition-related expenses	(5.3)	—	(16.9)	(0.5)
Interest expense-investment	(13.8)	(2.8)	(30.2)	(7.4)
Interest expense-corporate	(15.9)	(10.3)	(41.1)	(29.7)
Other income	(1.9)	0.1	1.0	0.5
Income (loss) before (provision for) benefit from income taxes	3.6	(2.0)	151.4	(8.1)
Benefit from (provision for) income taxes	(6.6)	(0.8)	(40.8)	1.4
Net income (loss)	(3.0)	(2.8)	110.6	(6.7)
Net (income) loss attributable to the noncontrolling interests	2.8	0.7	(59.9)	2.6
Preferred stock dividends and accretion of issuance costs	(2.0)	(2.0)	(6.1)	(6.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc common shareholders	$(2.2)	$(4.1)	$44.6	$(10.2)

Consolidated EBITDA	$85.8	$40.1	$355.5	$105.7
Adjusted EBITDA	$69.5	$41.5	$261.0	$109.5
We use certain non-GAAP measures to analyze our business, including Consolidated EBITDA(1) and Adjusted EBITDA (1), which are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2014	2013	2014	2013
Net income (loss)	$(3.0)	$(2.8)	$110.6	$(6.7)
Non-GAAP adjustments:
Add back:
Interest expense-investment	13.8	2.8	30.2	7.4
Interest expense-corporate(2)	14.4	10.3	39.6	29.7
Kennedy Wilson's share of interest expense included in unconsolidated investments	7.9	12.7	28.4	33.4
Depreciation and amortization	34.7	4.5	67.3	12.0
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	9.9	11.8	37.1	31.3
Loss on early extinguishment of corporate debt	1.5	—	1.5	—
Provision for (benefit from) income taxes	6.6	0.8	40.8	(1.4)
Consolidated EBITDA	85.8	40.1	355.5	105.7
Add back (less):
Share-based compensation	5.3	2.0	8.7	5.4
EBITDA attributable to noncontrolling interests(3)	(21.6)	(0.6)	(103.2)	(1.6)
Adjusted EBITDA	$69.5	$41.5	$261.0	$109.5
(1) See Non-GAAP Measures section for definitions and discussion of EBITDA and Adjusted EBITDA
(2) Excludes early extinguishment of corporate debt.
(3) $24.4 million and $1.3 million of depreciation, amortization and interest for the three months ended September 30, 2014 and 2013 and $43.3 million and $4.2 million for the nine months ended September 30, 2014 and 2013
The following tables summarize revenue, operating expenses, non-operating expenses, operating income (loss) and net income (loss) and calculate EBITDA(1) and Adjusted EBITDA(1) by our investments and services operating segments for three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Investments
Revenue	$100.8	$12.6	$192.0	$38.8
Operating expenses	(89.9)	(18.2)	(197.5)	(57.0)
Income from unconsolidated investments, net of depreciation and amortization	11.4	13.2	43.1	30.1
Operating income	22.3	7.6	37.6	11.9
Acquisition-related gains	28.9	1.6	199.2	11.1
Other non-operating expenses	(21.2)	(1.8)	(46.3)	(7.6)
Total Non-operating income (expense)	7.7	(0.2)	152.9	3.5
Net income	30.0	7.4	190.5	15.4
Add back (less):
Interest expense-investment	13.8	2.8	30.2	7.4
Kennedy Wilson's share of interest expense included in unconsolidated investments	7.9	12.7	27.4	33.4
Depreciation and amortization	34.7	4.5	67.3	12.0
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	9.2	11.8	35.1	31.3
EBITDA attributable to noncontrolling interests(1)	(24.3)	(0.6)	(105.9)	(1.6)
Fees eliminated in consolidation	(6.1)	(1.1)	(13.8)	(2.7)
Adjusted EBITDA(2)	$65.2	$37.5	$230.8	$95.2

(1)$24.4 million and $1.3 million of depreciation, amortization and interest for the three months ended September 30, 2014 and 2013 and $43.3 million and $4.2 million for the nine months ended September 30, 2014 and 2013
(2)See Non-GAAP Measures section for definitions and discussion of EBITDA and Adjusted EBITDA

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Services
Investment management, property services and research fees	$12.9	$20.9	$65.0	$54.0
Operating expenses	(14.5)	(13.3)	(40.4)	(31.5)
Operating income	(1.6)	7.6	24.6	22.5
Income from unconsolidated investments, net of depreciation and amortization	0.7	—	2.8	—
Net income	(0.9)	7.6	27.4	22.5
Add back:
Kennedy Wilson's share of interest expense included in unconsolidated investments	0.1	—	1.1	—
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	0.7	—	2.0	—
Operating expenses attributable to noncontrolling interests	2.7	—	2.7	—
Fees eliminated in consolidation	6.1	1.1	13.8	2.7
EBITDA(1)	$8.7	$8.7	$47.0	$25.2
(1)See Non-GAAP Measures section for definitions and discussion of EBITDA and Adjusted EBITDA

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Corporate
Operating expenses	$(9.7)	$(5.8)	$(25.6)	$(16.5)
Operating loss	(9.7)	(5.8)	(25.6)	(16.5)
Interest expense-corporate	(15.9)	(10.3)	(41.1)	(29.7)
Other	—	0.1	—	0.2
Loss before benefit from income taxes	(25.6)	(16.0)	(66.7)	(46.0)
(Provision for) benefit from income taxes	(6.6)	(0.8)	(40.8)	1.4
Net loss	(32.2)	(16.8)	(107.5)	(44.6)
Add back:
Interest expense-corporate	15.9	10.3	41.1	29.7
Share-based compensation	5.3	2.0	8.7	5.4
(Provision for) benefit from income taxes	6.6	0.8	40.8	(1.4)
EBITDA(1)	$(4.4)	$(3.7)	$(16.9)	$(10.9)
(1)See Non-GAAP Measures section for definitions and discussion of EBITDA and Adjusted EBITDA

The following table shows Adjusted Fees for the three and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Investment management, property services and research fees	$12.9	$20.9	$65.0	$54.0
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation(1)	6.1	1.1	13.8	2.7
KW share of fees in unconsolidated service businesses (2)	3.2	—	10.3	—
Adjusted Fees(3)	$22.2	$22.0	$89.1	$56.7
(1) The three and nine months ended September 30, 2014, include $3.9 million and $8.1 million of fees recognized in net (income) loss attributable to noncontrolling interests relating to portion of fees paid by noncontrolling interest holders in KWE and equity partner investments. There is no comparable activity in the prior period since KWE and the consolidation of non-wholly owned investments incurred during 2014.
(2) Included in Income from Unconsolidated Investments relating to the Company's investment in a servicing platform in Spain. The investment was made during the fourth quarter of 2014 so no comparable prior period activity.
(3)See Non-GAAP Measures section for definitions and discussion of Adjusted Fees

KW Group Consolidated Financial Results: Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
KW Group's revenues for the three months ended September 30, 2014 and 2013 were $113.7 million and $33.5 million, respectively. Total operating expenses for the same periods were $114.2 million and $37.3 million, respectively, and net loss attributable to common shareholders was $2.2 million compared to $4.1 million, respectively. Adjusted EBITDA was $69.5 million and $41.5 million, respectively, for the three months ended September 30, 2014 and 2013. Adjusted EBITDA increased 67% for the three months ended September 30, 2014 as compared to the same period in 2013.
Revenues
Investments Segment Revenues
Rental and hotel income was $93.5 million for the three months ended September 30, 2014 as compared to $10.5 million for the same period in 2013. The $83.0 million increase is primarily due to new acquisitions and consolidations in the latter half of 2013 and the first half of 2014.
    Loan and other income was $5.7 million for the three months ended September 30, 2014 as compared to $0.5 million for the same period in 2013. The increase was mainly due to the acquisition of the notes on the Shelbourne Hotel in Dublin, Ireland, during the first quarter of 2014 and interest earned on subordinated notes KWE had acquired in the second quarter and repaid this quarter.
Services Segment Revenues
Fees are earned on the following types of services provided:

•	investment management, including acquisition, asset management and disposition services;

•	property services, including management of commercial real estate for third-party clients, fund investors, and investments held by KW Group;

•	research, including consulting practice and data and analytics for the residential real estate development and new home construction industry;

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
Third Party Services - These are fees earned from third parties and relate to assets in which Kennedy Wilson does not have an ownership interest.

KW Group's third party fees increased 29% to $6.7 million during the three months ended September 30, 2014 as compared to approximately $5.2 million for the same period in 2013.
Related Party Services
Related party fees generated revenues of $6.2 million during the three months ended September 30, 2014 as compared to $15.7 million for the same period in 2013. Fees earned from investments that were eliminated in consolidation totaled $6.1 million, a $5.0 million increase from $1.1 million for the same period in 2013 primarily due to fees earned with respect to Kennedy Wilson's external management of KWE. In accordance with U.S. GAAP, these fees were excluded from total fees of $6.2 million and $15.7 million, respectively.
The decrease in the current period is due to the prior period including acquisition fees of $6.7 million. Additionally, in the prior period we recognized fees of $6.0 million relating to the UK Loan Pool which was fully resolved during the second quarter of 2014.
Operating Expenses
Investments Segment Operating Expenses
Operating expenses for the three months ended September 30, 2014 increased to $89.9 million compared to $18.2 million for the same period in 2013. The increase is primarily attributable to the following:
Rental operating expenses increased by $33.6 million, and depreciation and amortization increased by $30.2 million due to the acquisitions and consolidations in the latter half of 2013 and during 2014.
Compensation and related expenses increased by $2.4 million primarily due to an increase in personnel as a result of KW Group's growth in the United Kingdom and Ireland including the launch of KWE. This increase included accrued discretionary compensation. General and administrative expenses increased by $4.3 million primarily due to KW Group's growing operations in the United Kingdom and Ireland including the launch of KWE.
Services Segment Operating Expenses
Operating expenses for the three months ended September 30, 2014 were $14.5 million as compared to $13.3 million for the same period in 2013. The increase is attributable to the following:
Compensation and related expenses increased by $0.1 million and general and administrative expenses increased by $0.8 million as a result of the expansion in our research group and the launch of Zonda, an iPad application that provides market insight for the homebuilding industry with real-time data on over 250 metrics impacting the housing market on a national and local level, and the hiring of related sales professionals.
Corporate Operating Expenses
Operating expenses for the three months ended September 30, 2014 were approximately $9.7 million as compared to $5.8 million for the same period in 2013. Compensation and related expenses increased by $3.0 million primarily due to an increase in personnel as a result of KW Group's growth in the United Kingdom and Ireland, including the launch of KWE. This increase includes accrued discretionary compensation.
Income from Unconsolidated Investments
Investments Segment Income from Unconsolidated Investments
During the three months ended September 30, 2014, income from unconsolidated investments was $11.4 million as compared to $13.2 million for the same period in 2013. The current period includes gains relating to the sale of three commercial properties in the Western United States. The prior period included a gain on the conversion of a mortgage note by Kennedy Wilson and its equity partners into a 100% equity interest on The Rock, a retail, residential and entertainment center in Manchester, United Kingdom. The acquisition-related gain was $28.8 million and the Company's portion of the gain was $14.4 million. This gain was offset by acquisition expenses on European investments.
Services Segment Income from Unconsolidated Investments
During the three months ended September 30, 2014, income from unconsolidated investments was $0.7 million with no comparable activity in 2013. During the fourth quarter of 2013, Kennedy Wilson along with an equity partner acquired an interest in a loan servicing platform in Spain with approximately €23.0 billion of assets under management. The income recognized during the third quarter of 2014 relates to this acquisition.
Non-operating Items

Acquisition-related gains were $28.9 million for the three months ended September 30, 2014 as compared to $1.6 million for the same period in 2013. The acquisition-related gain in the current period was mainly due to Kennedy Wilson converting its note secured by the landmark Shelbourne Hotel located in Dublin, Ireland into a direct 100% ownership interest in the property. As a result of taking title to the property, the assets and liabilities were consolidated in KW Group's financial statements at fair value which resulted in an acquisition-related gain.
Acquisition-related expenses were $5.3 million for the three months ended September 30, 2014 with no comparable activity during the same period in 2013. The increase is primarily due to the acquisition activity for KWE, which launched in February 2014.
Interest expense associated with corporate debt was $15.9 million for the three months ended September 30, 2014 as compared to $10.3 million for the same period in 2013. The increase in corporate interest expense is attributable to the issuance of $300.0 million aggregate principal of the our 5.875% senior notes due, which occurred in March 2014 and a $1.5 million loss on early extinguishment of corporate debt relating to the repayment of Kennedy Wilson's junior subordinated debt.
Interest expense associated with investment debt was $13.8 million for the three months ended September 30, 2014 as compared to $2.8 million for the same period in 2013. The increase is due to the acquisitions and consolidations in the latter half of 2013 and during 2014.
Provision for income taxes was $6.6 million during the three months ended September 30, 2014 as compared to $0.8 million for the same period in 2013. During the three months ended September 30, 2014, we had domestic gains of $8.3 million which incur a tax expense at the federal tax rate of approximately 34% and foreign losses of $8.6 million by our subsidiaries in the United Kingdom and Ireland which are subject to corporate tax rates of 21.0% and 12.5%, respectively. The provision for income taxes does not include non-controlling interests.
We had net loss of $2.8 million attributable to noncontrolling interests during the three months ended September 30, 2014 compared to $0.7 million during the three months ended September 30, 2013. The increase is mainly due to the operating results and acquisition related costs of KWE's investments.
KW Group Consolidated Financial Results: Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
KW Group's revenues for the nine months ended September 30, 2014 and 2013 were $257.0 million and $92.8 million, respectively. Total operating expenses for the same periods were $263.5 million and $105.0 million, respectively, and net income attributable to our common shareholders was $44.6 million compared to a net loss of $10.2 million, respectively. Adjusted EBITDA was $261.0 million and $109.5 million for the nine months ended September 30, 2014 and 2013, respectively. Adjusted EBITDA increased 138% for the nine months ended September 30, 2014 as compared to the same period in 2013.
Revenues
Investments Segment Revenues
Rental and hotel income was $161.3 million for the nine months ended September 30, 2014 as compared to $27.3 million for the same period in 2013. The $134.0 million increase is primarily due to new acquisitions by KW Group and consolidations in the latter half of 2013 and first half of 2014.
    During the nine months ended September 30, 2014, Kennedy Wilson and its equity partners sold seven condominium units, generating $14.6 million of proceeds from the sale of real estate, and sold a parcel of land generating $4.1 million of proceeds compared to 43 condominium units and one retail unit which sold during the same period in 2013, resulting in $10.1 million of proceeds.
Loan and other income was $11.7 million for the nine months ended September 30, 2014 as compared to $1.4 million for the same period in 2013. The increase was due to the acquisition of the notes on the Shelbourne Hotel in Dublin, Ireland, during the first quarter of 2014 and the acquisition of subordinated notes secured by 20 commercial properties located throughout England and Scotland.
Services Segment Revenues
Fees are earned on the following types of services provided:

•	investment management, including acquisition, asset management and disposition services;

•	property services, including management of commercial real estate for third-party clients, fund investors, and investments held by the KW Group;

•	research, including consulting practice and data and analytics for the residential real estate development and new home construction industry;

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
Third Party Services - These are fees earned from third parties and relate to assets in which Kennedy Wilson does not have an ownership interest.
KW Group's third party fees were essentially flat at $18.0 million during the nine months ended September 30, 2014 as compared to approximately $16.2 million for the same period in 2013.
Related Party Services
Related party fees generated revenues of $47.0 million during the nine months ended September 30, 2014 as compared to $37.8 million for the same period in 2013. Fees earned from investments that were eliminated in consolidation totaled $13.8 million, a $11.1 million increase from $2.7 million for the same period in 2013 primarily due to fees earned with respect to Kennedy Wilson's external management of KWE. In accordance with U.S. GAAP, these fees were excluded from total fees of $47.0 million and $37.8 million, respectively.
The increase in related party revenue primarily relates to management fees earned on the sale of a portfolio of commercial properties located primarily in Dublin, Ireland. This increase in the current period was offset by the prior period including acquisition fees of $11.7 million and $12.8 million in fees relating to the UK Loan Pool which was fully resolved during the second quarter of 2014.
Operating Expenses
Investments Segment Operating Expenses
Operating expenses for the nine months ended September 30, 2014 increased to $197.5 million compared to $57.0 million for the same period in 2013. The increase is primarily attributable to the following:
Rental operating expenses increased by $58.0 million, and depreciation and amortization increased by $55.3 million due to the acquisitions and consolidations in the latter half of 2013 and in the first quarter of 2014.
During the nine months ended September 30, 2014, Kennedy Wilson and its equity partners sold seven condominium units and a parcel of land resulting in $14.6 million of sale-related costs compared to 43 condominium units and one retail unit which sold during the same period in 2013, resulting in $7.9 million of sale-related costs.
Compensation and related expenses increased by $13.2 million primarily due to an increase in personnel as a result of KW Group's growth in the United Kingdom and Ireland including the launch of KWE. This increase included accrued discretionary compensation. General and administrative expenses increased by $6.4 million primarily due to KW Group's growing operations in the United Kingdom and Ireland including the launch of KWE.
Services Segment Operating Expenses
Operating expenses for the nine months ended September 30, 2014 were $40.4 million as compared to $31.5 million for the same period in 2013. The increase is attributable to the following:
Compensation and related expenses increased by $5.0 million and general and administrative expenses increased by $3.5 million as a result of the expansion in our research group and and the launch of Zonda, an iPad application that provides market insight for the homebuilding industry with real-time data on over 250 metrics impacting the housing market on a national and local level, and the hiring of related sales professionals.
Corporate Operating Expenses
Operating expenses for the nine months ended September 30, 2014 were approximately $25.6 million as compared to $16.5 million for the same period in 2013. Compensation and related expenses increased by $8.2 million primarily due to an increase in personnel as a result of KW Group's growth of in the United Kingdom and Ireland and the launch of KWE. This increase included accrued discretionary compensation.
Income from Unconsolidated Investments
Investments Segment Income from Unconsolidated Investments

During the nine months ended September 30, 2014, income from unconsolidated investments was $43.1 million as compared to $30.1 million for the same period in 2013. During the second quarter of 2014, the Company and its equity partners sold a portfolio of commercial properties located primarily in Dublin, Ireland, to KWE. This transaction was unanimously approved by the independent shareholders of KWE. As a result of the sale, the Company recorded a profit of $26.6 million on its 25% interest in the investment. The current period also includes gains relating to the sale of three commercial properties in the Western United States by Kennedy Wilson and its equity partners.
In the prior period, the Company and one of its equity partners foreclosed on a class A office building and an adjacent 3.5 acre site in Dublin, Ireland, resulting in an acquisition-related gain of $30.1 million. Kennedy Wilson's portion of the gain was $15.0 million and was recognized in income from unconsolidated investments.
Additionally, in the prior period, the Company and one of its equity partners converted a mortgage note purchased in the fourth quarter of 2012 by the Company and its equity partners into a 100% equity interest on The Rock, a retail, residential and entertainment center in Manchester, United Kingdom. As a result of the conversion, the unconsolidated investment was required to consolidate the assets and liabilities at fair value. As the fair value of the assets were in excess of the basis in the previously held mortgage note, the unconsolidated investment recognized a $28.8 million acquisition-related gain. Kennedy Wilson's portion of the gain was $14.4 million and was recognized in income from unconsolidated investments.
Additionally, included in income from unconsolidated investments are acquisition costs. During the nine months ended September 30, 2013, approximately $12.0 million of acquisition costs were included in income from unconsolidated investments The acquisition costs relate to professional fees and the payment of stamp duty taxes in the United Kingdom and Ireland.
Services Segment Income from Unconsolidated Investments
During the nine months ended September 30, 2014, income from unconsolidated investments was $2.8 million with no comparable activity in 2013. During the fourth quarter of 2013, Kennedy Wilson along with an equity partner acquired an interest in a loan servicing platform in Spain with approximately €23.0 billion of assets under management. The income recognized during the first nine months of 2014 relates to this acquisition.
Non-operating Items
Acquisition-related gains were $199.2 million for the nine months ended September 30, 2014 compared to $11.1 million during the same period in 2013. On March 31, 2014, Kennedy Wilson and one of its equity partners amended existing operating agreements governing six separate joint ventures that hold real estate-related investments located in the U.K. and Ireland.  Kennedy Wilson has an approximate 50% ownership interest in these investments.  On June 30, 2014, Kennedy Wilson and one of its equity partners amended an existing operating agreement governing 50 multifamily buildings in and around Tokyo, Japan comprising approximately 2,400 units. Kennedy Wilson has an approximate 41% ownership interest in these investments. These joint ventures were previously accounted for by Kennedy Wilson on an equity method basis.  As a result of gaining control, the assets and liabilities of these investments were consolidated in KW Group's financial statements at fair value. As the fair value of Kennedy Wilson's interests in these properties were in excess of the carrying value, acquisition-related gains of $151.4 million in the accompanying consolidated statement of operations for the nine months ended September 30, 2014 were recorded.
In addition, during the quarter ended March 31, 2014, we foreclosed on a 133,000 square foot retail center and an adjacent 2.4 acre vacant lot in Van Nuys, California. As a result of the foreclosure and taking title to the properties, Kennedy Wilson consolidated the assets and liabilities at fair value. As the fair value of the assets was in excess of the basis in the previously held mortgage notes, we recognized a $3.7 million acquisition related gain. During the quarter ended June 30, 2014, KWE acquired the subordinated notes on 20 commercial properties located throughout England and Scotland during the quarter and used its position as a debt holder to secure the acquisition of the underlying properties. This transaction resulted in the recognition of an acquisition-related gain of $15.5 million due to the ability to acquire the underlying real estate at a discount to its fair value. In August 2014, Kennedy Wilson converted its note secured by the landmark Shelbourne Hotel located in Dublin, Ireland into a direct 100% ownership interest in the property. As a result of taking title to the property, the assets and liabilities were consolidated in KW Group's financial statements at fair value and an acquisition-related gain of $28.6 million was recognized.
Acquisition-related expenses were $16.9 million for the nine months ended September 30, 2014 compared to $0.5 million during the same period in 2013. The increase is primarily due to the acquisition activity for KWE for the year, which launched in February 2014.
Interest expense associated with corporate debt was $41.1 million for the nine months ended September 30, 2014 as compared to $29.7 million for the same period in 2013. The increase in corporate interest expense is attributable to the issuance of $300.0 million aggregate principal of the 2024 Notes which occurred in March 2014 and interest expense paid on the revolving line of credit and a $1.5 million loss on early extinguishment of corporate debt relating to the repayment of our junior subordinated debt.

Interest expense associated with investment debt was $30.2 million for the nine months ended September 30, 2014 as compared to $7.4 million for the same period in 2013. The increase is due to the acquisitions and consolidations in the latter half of 2013 and during 2014, including the consolidation of KWE.
Provision for income taxes was $40.8 million during the nine months ended September 30, 2014 as compared to a $1.4 million benefit from income taxes for the same period in 2013. During the nine months ended September 30, 2014, we had domestic gains of $100.3 million which incur a tax expense at the federal tax rate of approximately 34% and foreign losses of $9.6 million by our subsidiaries in the United Kingdom and Ireland which are subject to corporate tax rates of 21.0% and 12.5%, respectively, resulting in a net expense from income taxes. The provision for income taxes does not include non-controlling interest.
We had net income of $59.9 million attributable to noncontrolling interest during the nine months ended September 30, 2014 compared to a net loss attributable to noncontrolling interest of $2.6 million during the nine months ended September 30, 2013. The increase is mainly due to the acquisition-related gains described above being allocated to noncontrolling interest holders and the consolidation of KWE, in which our ownership is 13.3% as of September 30, 2014.
Liquidity and Capital Resources
Our liquidity and capital resources requirements include acquisitions of real estate and real estate related assets, capital expenditures for consolidated real estate and unconsolidated investments and working capital needs. We finance these operations with internally generated funds, borrowings under our revolving lines of credit and sales of equity and debt securities. Our investments in real estate are typically financed with equity from our balance sheet and mortgage loans secured primarily by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral, subject to limited customary exceptions. In some cases, we guarantee a portion of the loan related to a consolidated property or an unconsolidated investment, usually until some condition, such as completion of construction or leasing or certain net operating income criteria, has been met. We do not expect these guarantees to materially affect liquidity or capital resources. Please refer to the "Off Balance Sheet Arrangements" section for further information. Historically, we have not required significant capital resources to support our brokerage and property management operations.
We believe that our existing cash and cash equivalents plus capital generated from investment management, property services, and research fees, sales of real estate owned, collections from loans and loan pools, as well as our current revolving lines of credit, will provide us with sufficient capital requirements to maintain our current portfolio for at least the next twelve months.
To the extent that we engage in additional strategic investments, including real estate, note portfolios, or acquisitions of other real estate related companies, we may need to obtain third party financing which could include bank financing or the public sale or private placement of debt or equity securities. At September 30, 2014, we have approximately $512.6 million of cash held by one of our consolidated subsidiaries, KWE, the majority of which is expected to be used to engage in additional strategic investments. During the third quarter, we increased our unsecured corporate line of credit from $140 million to $300 million; the line of credit currently has no outstanding balance as of September 30, 2014. KWE also entered into a three year unsecured floating rate revolving debt facility of approximately $365 million (£225 million). This facility was also undrawn as of September 30, 2014.
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
During the nine months ended September 30, 2014, the Company generated a book loss of $9.1 million related to operations in the United Kingdom, Ireland, Spain and Jersey. A foreign tax benefit of $0.5 million attributable to Kennedy Wilson is included in the consolidated tax provision for income taxes related to the portion of income earned directly by subsidiaries in the United Kingdom and Ireland for the nine months ended ended September 30, 2014. U.S. domestic taxes have not been provided for in the consolidated tax provision on amounts earned directly by these subsidiaries since it is the Company's plan to indefinitely invest amounts earned by these subsidiaries in the United Kingdom and Ireland operations. If these subsidiaries' cumulative earnings were repatriated to the United States additional, U.S. domestic taxes of $2.8 million attributable to Kennedy Wilson would be incurred. Additionally, approximately $554 million of our consolidated cash and cash equivalents held by consolidated investments is held by our subsidiaries in the United Kingdom and Ireland and $21 million held by our subsidiaries in Japan.
Currency Derivative Instruments
Fluctuations in currency exchange rates may affect our financial position and results of operations. We enter into currency forward contracts to manage our exposure to currency fluctuations between our functional currency (the U.S. dollar) and the functional currency (Euros, British Pound Sterling, and Japanese Yen) of certain of our wholly owned subsidiaries and unconsolidated investments. In addition, KWE has entered into forward foreign currency contracts in order to manage currency fluctuations between its functional currency (GBP) and the functional currency of certain consolidated subsidiaries (Euro).
For the nine months ended September 30, 2014 and 2013, KW Group recorded a gain, net of taxes, of $9.7 million and $2.2 million, respectively, in other comprehensive income as the portion of the currency forward contract used to hedge the currency exposure of certain of our consolidated subsidiaries qualifies as a net investment hedge under ASC Topic 815.
Cash Flows
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions from our unconsolidated investments, revenues from our services business net of operating expenses and other general and administrative costs.  Net cash provided by operating activities totaled $85.7 million for the nine months ended September 30, 2014.  This was primarily related to operating distributions from our unconsolidated investments of $78.9 million including a $26.2 million asset management fee payment from the sale of a portfolio of commercial properties in Ireland and $18.9 million distributions related mainly to the sale of three commercial properties in the United States. These increases were offset by the payment of interest expense to fund our investment business, accrued expenses and other liabilities, accrued salaries and benefits and prepayment of expenses. Net cash used in operating activities totaled $17.1 million for the nine months ended September 30, 2013. This was primarily related to the payment of interest expense to fund our investment business, accrued expenses and other liabilities, accrued salaries and benefits and prepayment of expenses offset by operating distributions from our unconsolidated investments of $42.7 million.
Investing
Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in unconsolidated investments, capital expenditures, and loans secured by real estate, as well as return of capital investments from dispositions or refinances on our hard assets and resolutions in our loan participations and loan pools. Net cash used in investing activities totaled $1.9 billion for the nine months ended September 30, 2014. This was primarily due to $139.6 million of equity invested in unconsolidated investments of which $29.1 million related to the of acquisition of a loan portfolio by KWE and $57.2 million related to the acquisition of a portfolio of 14 assets comprised of commercial, retail and industrial assets which was subsequently contributed into KWE as part of its initial public offering. KW Group invested $1.5 billion for the purchase and addition to real estate of which $1.2 billion related primarily to acquisitions by KWE. In addition, KW Group invested $476.4 million, of which KWE invested $317.8 million, to fund our equity in loans. The investment in the loans were mainly for the acquisition of notes secured by the Shelbourne Hotel in Dublin, Ireland and the acquisition of subordinated notes throughout Ireland and the United Kingdom by KWE. The cash used in the aforementioned investing activities was offset by receipt of $99.3 million in distributions from our unconsolidated investments primarily due to refinancing of property level debt and the sale of underlying properties.
Net cash used in investing activities totaled $255.0 million for the nine months ended September 30, 2013. This was primarily due to $314.3 million of equity invested in joint ventures of which $58.0 million related to the acquisition of a multifamily property in Dublin, $20.6 million was invested in the acquisition of a portfolio of 29 income-producing commercial properties located in the United Kingdom, $22.7 million for three commercial properties in the Western U.S., $18.5 million was contributed to a joint venture for the acquisition of four connections collateralized by five properties and $9.1 million for two multifamily properties in the Western U.S. We invested $115.9 million for the purchase and addition to real estate which included $61.8 million for an apartment building in Salt Lake City, UT, $29.7 million for an office building in Beverly Hills, CA and $15.7 million for an apartment building in Northern California. The cash used in the aforementioned investing activities was offset by receipt of$143.3 million in distributions from our unconsolidated investments primarily due to loan resolutions including $53.4 million from the UK Loan Pool and $73.8 million in distributions from our joint ventures primarily due to refinancing of property level debt of $51.4 million, $11.5 million from the sale of underlying properties and $10.8 million from the settlement of several Japanese yen-related hedges.
Financing

Our net cash related to financing activities is generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash provided by financing activities totaled $2.5 billion for the nine months ended September 30, 2014. This was primarily due to proceeds, net of issuance costs, of $1.4 billion from non controlling interest holders for the initial public offering of KWE, net proceeds of $190.6 million received from the issuance of 9.2 million shares of common stock primarily to institutional investors, the issuance of $300.0 million of senior notes which generated $297.2 million in proceeds, and $825.1 million of proceeds from mortgage loans to finance and refinance consolidated property acquisitions of which $592.3 million related to financing by KWE, offset by $28.5 million of debt issuance costs of which $16.2 million related to KWE. These were offset by repayment of $32.2 million of investment debt, of which $13.5 million were related to repayments by KWE, and the extinguishment of our junior subordinated debt of $40 million and the payment of cash dividends of $28.4 million to our common and preferred shareholders.
Net cash provided by financing activities totaled $332.9 million for the nine months ended September 30, 2013. This was primarily due to net proceeds of $276.0 million received from the issuance of 17.3 million shares of common stock primarily to institutional investors, $72.3 million from borrowings under mortgage loans for the acquisition of an apartment building in Salt Lake City, Utah, and an office building in Beverly Hills, California. The Company received $4.7 million from the exercise of 0.4 million common shares. These were offset by payments of cash dividends of $16.3 million to our common and preferred shareholders and $1.4 million for the repurchase of warrants.

Contractual Obligations and Commercial Commitments
At September 30, 2014, our contractual cash obligations, including debt and operating leases, included the following:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Borrowings: (1)
Investment debt(2)	$2,028.5	$7.4	$391.0	1,078.9	551.2
Senior notes(3)	705.0	—	—	350.0	355.0
Total borrowings	2,733.5	7.4	391.0	1,428.9	906.2
Operating leases	7.7	0.7	3.3	1.5	2.2
Total contractual cash obligations	$2,741.2	$8.1	$394.3	$1,430.4	$908.4

(1)
See notes 8-11 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: three months ending December 31, 2014 - $32.5 million; 1-3 years - $346.4 million; 4-5 years - $166.3 million; After 5 years - $211.1 million. The interest payments on variable rate debt have been calculated using the interest rate in effect at September 30, 2014.

(2) Excludes $21.3 million of unamortized debt premiums on investment debt.
(3) Excludes $0.9 million of net unamortized debt premium on senior notes.
Indebtedness and Related Covenants
The following describes our corporate indebtedness and related covenants.
Senior Notes Payable
In April 2011, Kennedy-Wilson, Inc. issued $200.0 million in aggregate principal amount of its 8.750% senior notes due 2019, for approximately $198.6 million, net of discount. An additional $50.0 million in aggregate principal amount of its 8.750% senior notes due 2019 was issued in April 2011 for approximately $50.8 million, net of premium. In December 2012, Kennedy-Wilson, Inc. issued an additional $100.0 million aggregate principal amount of these 8.750% senior notes for approximately $105.3 million, net of premium. Collectively, these notes are referred to as the "2019 Notes." The terms of the 2019 Notes are governed by an indenture, dated as of April 5, 2011, by and among the issuer, Kennedy-Wilson Holdings, Inc, as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantors, and Wilmington Trust National Association, as amended by various subsequent supplemental indentures. The 2019 Notes bear interest at 8.750% per annum. Interest is payable on April 1 and October 1 of each year, until the maturity date of April 1, 2019. The issuer's obligations under the 2019 Notes are fully and unconditionally guaranteed by Kennedy-Wilson Holdings, Inc. and the subsidiary guarantors. At any time prior to April 1, 2015, the issuer may redeem the 2019 Notes, in whole or in part, at a price equal to 100% of the principal amount, plus an applicable "make-whole" premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2015, the issuer may redeem the 2019 Notes, in whole or in part, at the redemption prices specified in the indenture. Until April 1, 2014, the issuer may choose to redeem the 2019 Notes in an amount not to exceed in aggregate 35% of the principal amount of the 2019 Notes with money Kennedy-Wilson, Inc. or Kennedy-Wilson Holdings, Inc. raises in certain equity offerings. The amount of the 2019 Notes included in the consolidated balance sheets, net of unamortized discount and premium, was $353.6 million at September 30, 2014.
In November and December 2012, Kennedy-Wilson, Inc. completed a public offering of $55.0 million aggregate principal amount of 7.750% Senior Notes due 2042 (the "2042 Notes"). The 2042 Notes were issued pursuant to an indenture dated as of November 28, 2012, by and among Kennedy-Wilson, Inc., as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantees and Wilmington Trust National Association, as trustee, as amended by various subsequent supplemental indentures. The issuer's obligations under the 2042 Notes are fully and unconditionally guaranteed by Kennedy Wilson and the subsidiary guarantors. At any time prior to December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. Interest on the 2042 Notes accrues at a rate of 7.750% per annum and is payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on March 1, 2013. The 2042 Notes will mature on December 1, 2042. The amount of the 2042 Notes included in the accompanying consolidated balance sheets was $55.0 million at September 30, 2014.

In March 2014, Kennedy-Wilson, Inc., completed a public offering of $300.0 million aggregate principal amount of 5.875% Senior Notes due 2024 (the “2024 Notes”), for approximately $290.7 million, net of discount and estimated offering expenses. The 2024 Notes were issued pursuant to an indenture dated as of March 25, 2014, by and among Kennedy-Wilson, Inc., as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantees and Wilmington Trust National Association, as trustee, as supplemented by a supplemental indenture (the “2024 Indenture”). The issuer's obligations under the 2024 Notes are fully and unconditionally guaranteed by Kennedy Wilson and the subsidiary guarantors. At any time prior to April 1, 2017, the issuer may redeem the 2024 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at a redemption prices specified in the 2024 Indenture, plus accrued and unpaid interest, if any, to the redemption date. Prior to April 1, 2019, the issuer may also redeem up to 35% of the 2024 Notes from the proceeds of certain equity offerings. Interest on the 2024 Notes accrues at a rate of 5.875% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2014. The 2024 Notes will mature on April 1, 2024. The amount of the 2024 Notes included in the accompanying consolidated balance sheets was $297.3 million at September 30, 2014.
Junior Subordinated Debentures
In 2007, Kennedy Wilson issued junior subordinated debentures in the amount of $40.0 million. The debentures were issued to a trust established by Kennedy Wilson, which contemporaneously issued $40.0 million of trust preferred securities to Merrill Lynch International. In September 2014, Kennedy Wilson extinguished its junior subordinated debt for $41.5 million which resulted in a $1.5 million loss on early extinguishment of corporate debt.
Borrowings Under Line of Credit
KWH Facility
Kennedy-Wilson, Inc. has an unsecured revolving credit facility ("KWH Facility") with U.S. Bank and East-West Bank and Bank of Ireland that bears interest at a rate equal to LIBOR plus 2.75% and has a maturity date of October 1, 2016. In July 2014 Kennedy-Wilson, Inc. increased its unsecured corporate line of credit facility from $140.0 million to $300.0 million. The increase was driven by the admission of Bank of America, N.A., Deutsche Bank AG New York Branch and J.P. Morgan Chase Bank, N.A. to the existing lender syndicate and an increased commitment from The Governor and Company of the Bank of Ireland.
KWE Facility
In August 2014, KWE entered into a three year unsecured floating rate revolving debt facility ("KWE Facility") of approximately $365 million (£225 million) with a syndicate of banks. The facility was undrawn as of September 30, 2014. The KWE Facility requires KWE to maintain (i) a maximum consolidated leverage ratio (as defined in the revolving loan agreement) not to exceed 60%; (ii) minimum net asset value not to fall below IFRS NAV (as defined in the KWE Facility agreement) of £744.4 million plus 75% of equity proceeds received by subsidiaries; (iii) a minimum fixed charge coverage ratio where consolidated EBITDA to consolidated fixed charges not to be less than 1.5 to 1.0 for the last four quarters; (iv) minimum unsecured interest where property level net operating income ("NOI") and loan asset NOI to interest expense on unsecured debtors not to be less than 1.9 to 1.0 for the last four quarters; and (v) a maximum secured recourse indebtedness for consolidated secured recourse debt to not exceed 2.5% of total asset value at any time.
Debt Covenants
The unsecured credit facility with U.S. Bank and East West Bank, and the indentures governing the 2019 Notes, 2024 Notes, and 2042 Notes contain numerous restrictive covenants that, among other things, limit Kennedy Wilson's and certain of its subsidiaries' ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The unsecured credit facility requires Kennedy Wilson to maintain a minimum tangible net worth and a specified amount of cash and cash equivalents.
The revolving loan agreement that governs the unsecured credit facility requires Kennedy Wilson to maintain (i) a minimum rent adjusted fixed charge coverage ratio (as defined in the revolving loan agreement) of not less than 1.50 to 1.00, measured on a four-quarter rolling average basis; (ii) maximum balance sheet leverage (as defined in the revolving loan agreement) of not greater than 1.50 to 1.00, measured at the end of each calendar quarter; (iii) an effective tangible net worth (as defined in the revolving loan agreement) equal to or greater than $500.0 million, measured at the end of each calendar quarter; and (iv) unrestricted cash, cash equivalents and publicly traded marketable securities in the aggregate amount of at least $40.0 million.
As of September 30, 2014, Kennedy Wilson's rent adjusted fixed charge coverage ratio was 3.54 to 1.00, its balance sheet leverage ratio was 0.79 to 1.00, and its effective tangible net worth and its unrestricted cash, cash equivalents and publicly traded marketable securities were $897.6 million and $800.6 million, respectively, and Kennedy-Wilson, Inc. was in compliance with these covenants.

The indentures governing the 2019 Notes, 2024 Notes, and 2042 Notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of September 30, 2014, the balance sheet leverage ratio was 0.74 to 1.00.
Off-Balance Sheet Arrangements
We have provided guarantees associated with loans secured by consolidated assets or assets held in various unconsolidated investments. At September 30, 2014, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $54.9 million. The guarantees expire through 2021, and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
As of September 30, 2014, we have unfulfilled capital commitments totaling $34.5 million to our unconsolidated investments. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of September 30, 2014, 54% of our property level debt is fixed rate, 32% is floating rate with interest caps and 14% is floating rate without interest caps.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of September 30, 2014. The expected maturity categories take into consideration actual amortization of principal and do not take into consideration reinvestment of cash. The weighted average interest rate for the various assets and liabilities presented are actual as of September 30, 2014. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
	2014	2015	2016	2017	2018	Thereafter	Total	September 30, 2014
(Dollars in millions)
Interest rate sensitive assets
Cash equivalents	$827.6	$—	$—	$—	$—	$—	$827.6	$827.6
Average interest rate	0.35%	—%	—%	—%	—%	—%	0.35%	—
Fixed rate receivables	253.5	6.3	1.1	5.8	—	—	266.7	266.7
Average interest rate (1)	10.21%	10.66%	6.00%	2.16%	—%	—%	10.53%	—
Variable rate receivables	—	—	—	—	—	—	—	—
Average interest rate	—%	—%	—%	—%	—%	—%	—%	—
Total	$1,081.1	$6.3	$1.1	$5.8	$—	$—	$1,094.3	$1,094.3
Weighted average interest rate	2.66%	10.66%	6.00%	2.16%	—%	—%	2.83%
Interest rate sensitive liabilities
Variable rate borrowings	$—	$101.1	$23.0	$144.7	$305.8	$700.4	$1,275.0	$1,300.9
Average interest rate	—%	5.33%	2.56%	3.71%	3.94%	4.35%	3.27%	—
Fixed rate borrowings	—	2.9	14.4	56.6	24.3	1,360.2	1,458.4	1,493.6
Average interest rate	—%	5.00%	5.92%	1.61%	3.55%	6.16%	5.93%	—
Total	$—	$104.0	$37.4	$201.3	$330.1	$2,060.6	$2,733.4	$2,794.5
Weighted average interest rate	—%	5.32%	3.85%	3.12%	3.91%	5.54%	4.69%

(1) 2014 average interest rate is exclusive of non-performing receivables
Currency Risk
We have established a foreign currency exposure policy, which attempts to minimize our overall exposure to foreign currency fluctuations. We enter into currency forward contracts to manage our exposure to currency fluctuations between our functional currency (the U.S. dollar) and the functional currency (Euros, British Pound Sterling, and Japanese Yen) of certain of our consolidated subsidiaries and joint venture investments.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description

4.1	Supplemental Indenture no. 2 dated as of September 5, 2014 to Indenture dated as of March 25, 2014

4.2	Supplemental Indenture no. 10 dated as of September 5, 2014 to Indenture dated as of November 28, 2012

4.3	Twenty-second Supplemental Indenture dated as of September 5, 2014 among Kennedy-Wilson, INC., KW Park Santa Fe, LLC and Wilmington Trust, National Association as Trustee

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNEDY-WILSON HOLDINGS, INC.

Dated:	November 10, 2014	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)