Form 10-K
period 2014-12-31
Kennedy-Wilson Holdings, Inc.
filed 2015-03-02
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Based on the last sale at the close of business on June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,977,279,477.
The number of shares of common stock outstanding as of March 2, 2015 was 96,013,684.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders to be held on or around June 11, 2015, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2014.

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

•	continued high levels of, or increases in, unemployment and general slowdowns in commercial activity;

•	our leverage and ability to refinance existing indebtedness or incur additional indebtedness;

•	an increase in our debt service obligations;

•	our ability to generate a sufficient amount of cash to satisfy working capital requirements and to service our existing and future indebtedness;

•	our ability to achieve improvements in operating efficiency;

•	foreign currency fluctuations;

•	performance of our foreign currency hedge instruments;

•	adverse changes in the securities markets;

•	our ability to retain our senior management and attract and retain qualified and experienced employees;

•	our ability to retain major clients and renew related contracts;

•	trends in use of large, full-service commercial real estate providers;

•	changes in tax laws in the United States, Ireland, United Kingdom, Spain or Japan that reduce or eliminate deductions or other tax benefits we receive;

•	our ability to repatriate investment funds in a tax-efficient manner;

•	future acquisitions may not be available at favorable prices or upon advantageous terms and conditions; and

•	costs relating to the acquisition of assets we may acquire could be higher than anticipated.
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

In this report, (i) Kennedy-Wilson Holdings, Inc. is referred to as “Kennedy Wilson” or "KWH,"; (ii) Kennedy-Wilson Holdings, Inc. and its subsidiaries are collectively referred to as "The Company,” “we,” “us” or “our,” unless the context requires otherwise; and (iii) KWE refers to Kennedy Wilson Europe Real Estate plc, a London Stock Exchange listed company that the Company externally manages through a wholly owned subsidiary.
Assets Under Management or "AUM"
AUM generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, and investments in joint ventures. Our AUM is principally intended to reflect the extent of our presence in the real estate market, not the basis for determining our management fees. Our AUM consists of the total estimated fair value of the real estate properties and other real estate related assets either owned by third parties, wholly owned by us or held by joint ventures and other entities in which our sponsored funds or investment vehicles and client accounts have invested. Committed (but unfunded) capital from investors in our sponsored funds is not included in our AUM. The estimated value of development properties is included at estimated completion cost.
Operating Associates
Operating associates generally refer to individuals that are employed by or affiliated with third-party consultants, contractors, property managers or other service providers that we manage and oversee on a day-to-day basis with respect to our investments and services businesses.
Non-GAAP Measures and Certain Definitions
Consolidated EBITDA represents net income before noncontrolling interest income, interest expense, our share of interest expense included in income from unconsolidated investments, depreciation and amortization, our share of depreciation and amortization included in income from unconsolidated investments, loss on early extinguishment of corporate debt and income taxes for the Company. We do not adjust Consolidated EBITDA for gains or losses on the extinguishment of mortgage debt as we are in the business of purchasing discounted notes secured by real estate and, in connection with these note purchases, we may resolve these loans through discounted payoffs with the borrowers. Consolidated EBITDA is not a recognized term under U.S. generally accepted accounting principles, or GAAP, and does not purport to be an alternative to net earnings as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, Consolidated EBITDA is not intended to be a measure of free cash flow available for management's discretionary use, as it does not remove all non-cash items (such as acquisition related gains) or consider certain cash requirements such as interest payments, tax payments and debt service requirements. Our presentation of Consolidated EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Our management believes Consolidated EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Consolidated EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Consolidated EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations.
Acquisition-related gains - Acquisition-related gains consist of non-cash gains recognized by the Company upon a GAAP required fair value measurement due to a business combination. These gains are typically recognized when the Company converts a loan into consolidated real estate owned and the fair value of the underlying real estate exceeds the basis in the previously held loan. These gains also arise when there is a change of control of an investment. The gain amount is based upon the fair value of the Company’s equity in the investment in excess of the carrying amount of the equity directly preceding the change of control.
Adjusted EBITDA represents Consolidated EBITDA, as defined above, adjusted to exclude corporate merger and acquisition related expenses, share based compensation expense for the Company and EBITDA attributable to noncontrolling interests.  Our management uses Adjusted EBITDA to analyze our business because it adjusts Consolidated EBITDA for items we believe do not accurately reflect the nature of our business going forward or that relate to non-cash compensation expense or noncontrolling interests. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations. However, Consolidated EBITDA and Adjusted EBITDA are not recognized measurements under GAAP and when analyzing our operating performance, readers should use Consolidated EBITDA and Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Consolidated EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Consolidated EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for our management’s discretionary use, as it does not remove all non-cash items (such as acquisition related gains) or consider certain cash requirements such as tax and debt service payments. The amounts shown for Consolidated EBITDA and Adjusted EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.
Adjusted fees refers to the Company’s investment management, property services and research fees adjusted to include fees eliminated in consolidation and Kennedy Wilson’s share of fees in unconsolidated service businesses.
Adjusted Net Asset Value is calculated by KWE as net asset value adjusted to include properties and other investment interests at fair value and to exclude certain items not expected to be realized in a long-term investment property business model such as the fair value of financial derivatives and deferred taxes on property valuation surpluses.
Adjusted Net Income represents Consolidated Adjusted Net Income as defined below, adjusted to exclude net income attributable to noncontrolling interests, before depreciation and amortization.
Consolidated Adjusted Net Income represents net income before depreciation and amortization, our share of depreciation and amortization included in income from unconsolidated investments and share based compensation expense.
Consolidated investment account refers to the sum of the Company’s equity in: cash held by consolidated investments, consolidated real estate and acquired in-place leases, unconsolidated investments and consolidated loans gross of accumulated depreciation and amortization.
Equity partners refers to subsidiaries that we consolidate in our financial statements under GAAP (other than wholly-owned subsidiaries), including KWE, and third-party equity providers.
Investment account refers to the consolidated investment account presented after noncontrolling interest in invested assets gross of accumulated depreciation.

PART I

Item 1.	Business
Company Overview
Kennedy Wilson is a vertically integrated global real estate investment and services company with over $18.1 billion in assets under management.  Founded in 1977, we have owned and operated real estate related investments for over 37 years on behalf of our shareholders and our clients. We have over 450 employees in 25 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain and Japan and manage and work with over 4,000 operating associates. We focus on adding value for our shareholders through sourcing global opportunistic investment opportunities. Also, our services business creates additional value through fee generation and strategic investment management.
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
Kennedy Wilson Europe Real Estate plc, or KWE (LSE: KWE), closed its initial public offering in February 2014 and a follow-on offering in October 2014, raising approximately $2.2 billion in gross proceeds.  KWE, whose ordinary shares are listed on the London Stock Exchange’s main market and is a member of the FTSE 250 Index, acquires real estate and real estate-related assets in Europe. Since its inception through December 31, 2014, KWE has acquired 82 direct real estate assets with approximately 6.6 million square feet and five loan portfolios totaling $2.4 billion in purchase price.

KWE is externally managed by one of our wholly-owned subsidiaries (“KWE Manager”) pursuant to an investment management agreement in which we will be entitled to receive certain management and performance fees.  KWE Manager is paid an annual management fee (payable quarterly in arrears) equal to 1% of KWE’s adjusted net asset value (reported by KWE to be $2.1 billion at December 31, 2014) and certain performance fees.  The management fee payable to KWE Manager is paid half in cash and half in shares of KWE.  We are also entitled to receive an annual performance fee equal to 20% of the lesser of (i) the excess of the shareholder return for the relevant year (defined as the change in KWE’s adjusted net asset value per ordinary share plus dividends paid) over a 10% annual return hurdle, and (ii) the excess of year-end adjusted net asset value per ordinary share over a “high water mark.”  The performance fee is payable in shares of KWE that vest equally over a three-year period. No such fee has been earned by Kennedy Wilson as of December 31, 2014.

As of December 31, 2014, Kennedy Wilson owns approximately 20.2 million ordinary shares of KWE (with a cost basis of $333.8 million) or approximately 14.9% of the total issued share capital of KWE.

Due to the terms of the investment management agreement and Kennedy Wilson's equity ownership interest in KWE, pursuant to the guidance set forth in FASB Accounting Standards Codification Subtopic 810 - Consolidation (“Subtopic 810”), the results and financial position of KWE are consolidated in our financial statements. As such, fees earned by KWE Manager are eliminated in the attached consolidated financial statements. Pursuant to the investment management agreement, subject to certain exceptions, KWE will be provided priority access to all real estate or real estate loan opportunities sourced by us in Europe that are within the parameters of KWE’s investment policy.
Since going public on November 13, 2009 through December 31, 2014, the annualized total rate of return (including dividends) of our common stock (NYSE: KW) was 24.3%, compared to the return of the S&P 500 index of 13.8%. Past stock price performance is not necessarily indicative of future stock price performance.

Recent Developments

In January 2015, Kennedy Wilson entered into a purchase agreement with a wholly-owned subsidiary of Winthrop Realty Trust to acquire a 61.5% interest in Vintage Housing Holdings, LLC (“VHH”) for approximately $86 million. VHH owns certain interests in 30 multi-family properties totaling 5,485 units, which have been capitalized using tax credit financing. Upon the closing of the transaction, the property developer and current manager of VHH will own the remaining 38.5% of the equity interests and maintain its role as manager. Including the assumption of approximately $328 million of property debt, along with third party equity interests and unrestricted cash, the Company’s purchase values the 30 property portfolio at approximately $486 million. The closing of the acquisition is expected to be consummated in the first half of 2015, subject to customary closing conditions.
In February 2015, KWE closed the acquisition of 163 of 180 mixed-use properties located throughout the United Kingdom for a purchase price of £443.6 million or approximately $670 million. The closing of the balance of the portfolio under contract (17 properties for a total of £59.4 million or approximately $89 million) is scheduled to take place on a staggered basis during the next 12 months as various conditions under the purchase agreement are satisfied.

On February 25, 2015 our board of directors approved a $0.12 per share quarterly dividend, a 33% increase from the previous quarter, to common shareholders of record as of March 31, 2015 with a payment date of April 8, 2015. The quarterly payment equates to an annual dividend of $0.48 per common share.

Business Segments
Our operations are defined by two core business units: KW Investments and KW Services. KW Investments invests our capital in real estate-related assets. KW Services provides a full array of real estate-related services to the Company and its investment partners, third party owners, and lenders, with a strong focus on financial institution based clients. Included in KW services is our management of KWE. The two segments have a symbiotic relationship and work closely together. KW Services provides insight and creates investment opportunities for KW Investments while KW Investments provides clients the ability to utilize the capabilities of KW Services.

KW Investments

We invest our capital in real estate assets and loans secured by real estate either on our own or with strategic partners through publicly traded companies, joint ventures, separate accounts, or funds. We are typically the general partner in these joint ventures with a promoted interest in the profits of our investments beyond our ownership percentage. The Company has an average ownership interest across all investments of approximately 32% as of December 31, 2014. Our equity partners include public shareholders, financial institutions, foundations, endowments, high net worth individuals and other institutional investors.
The following are product types we invest in through the KW Investments segment:
Multifamily
We pursue multifamily acquisition opportunities where we believe we can unlock value through a myriad of strategies, including institutional management, asset rehabilitation, repositioning and creative recapitalization. We focus primarily on apartments in supply-constrained, infill markets. As of December 31, 2014, we hold investments in 20,721 multifamily apartment units across 105 properties primarily located in the Western United States, Ireland and Japan.
Commercial
We source, acquire, and finance various types of commercial real estate which includes office, industrial, retail, and mixed-use assets. After acquisition, the properties are generally repositioned to enhance market value. Assets are either sold as part of property-specific investment strategies designed to deliver above-market returns to our clients and shareholders or held if producing above average returns. As of December 31, 2014, we own interests in 127 commercial properties, totaling over 14 million square feet, located throughout the United States, United Kingdom, Ireland, and Japan.
Loan Originations/Discounted Loan Purchases
We acquire and/or originate loans secured by real estate. Our acquisitions and originations include individual notes on all real estate property types as well as portfolios of loans purchased from financial institutions, corporations and government agencies. We deliver value through loan resolutions, discounted payoffs, and sales. We also convert certain loans into a direct ownership in the underlying real estate collateral. Our discounted loan pool portfolio as of December 31, 2014 had current unpaid principal balance ("UPB") of $1.1 billion. Also, as of December 31, 2014, our loan originations portfolio has an unpaid principal balance of $48.7 million with a weighted average interest rate of 10.1%.

Our loan investment portfolio is principally related to loans acquired at a discount from their contractual balance due as a result of deteriorated credit quality of the borrower. Such loans are underwritten by us based on the value of the underlying real estate collateral. Due to the discounted purchase price, we seek and are generally able to accomplish near term realization of the loan in a cash settlement or by obtaining title to the property. Accordingly, the credit quality of the borrower is not of substantial importance to our evaluation of the risk of recovery from the investment.
Hotel, Residential and Other
We also invest in hotels. In certain cases, we may pursue residential for sale housing acquisition opportunities, including land for entitlements, finished lots, urban infill condominium sites and partially finished and finished condominium projects. We also invest in marketable securities, which are typically real-estate related. We hold investments in over 4200 acres, 177 residential units, 619 lots and 975 hotel rooms.
While our core investments have been in the specific markets and locations listed above, we will evaluate opportunities to earn above market returns across many other segments and geographic locations.
Investment account
In 2014, together with our equity partners, we acquired $3.2 billion of real estate and loans secured by real estate at purchase price. These acquisitions were comprised of the following: 58% commercial, 22% multifamily, 11% loans secured by real estate and 9% other.
At December 31, 2014, we and our equity partners held a real estate and real estate related investment portfolio with assets at a book value of approximately $9.1 billion, with approximately 45% leverage. The Company has an average ownership interest across all of its investments of approximately 32% as of December 31, 2014. The following table depicts how our equity in the portfolio is derived from the financial statement captions in our audited consolidated balance sheet as of December 31, 2014:

(Dollars in millions)	December 31, 2014	December 31, 2013
Real estate and acquired in-place lease values, gross of accumulated depreciation and amortization of $121.8 and $26.3, respectively	$4,349.9	$714.4
Loans	313.4	56.8
Investment debt	(2,195.9)	(401.8)
Cash held by consolidated investments	763.1	8.0
Unconsolidated investments(1), gross of accumulated depreciation and amortization of $69.4 and $106.0, respectively	532.7	865.2
Other(2)	97.2	4.0
Consolidated investment account	3,860.4	1,246.6
Less:
Noncontrolling interests on investments, gross of depreciation and amortization of $50.6 and $4.5, respectively	(2,193.4)	(55.1)
Investment account	$1,667.0	$1,191.5
(1) Excludes $28.9 million and $26.9 million related to our investment in a servicing platform in Spain, as of December 31, 2014 and December 31, 2013, respectively.
(2) Includes marketable securities, which are part of other assets, as well as net other assets of consolidated investments.

The following table breaks down our investment account information derived from the audited consolidated balance sheet, by investment type and geographic location as of December 31, 2014:

(Dollars in millions)	Commercial(1)	Multifamily(2)	Loans Secured by Real Estate(3)	Residential, Hotel, and Other(4)		Total
Western U.S.	$229.1	$411.2	$75.2	$183.3		$898.8
Japan	3.6	78.1	—	0.4		82.1
United Kingdom	186.3	3.4	41.7	15.5		246.9
Ireland	64.1	69.5	30.1	123.3	(6)	287.0
Subtotal	$483.1	$562.2	$147.0	$322.5		$1,514.8
KW share of cash held by consolidated investments(5)						152.2
Total						$1,667.0
(1) Includes the following with respect to our share of investments made and held directly by KWE (based on our 14.9% ownership interest in KWE): $102.1 million investment account balance related to 62 commercial properties in the United Kingdom; and $26.1 million investment account balance related to 14 commercial properties in Ireland.
(2) Includes $7.9 million investment account balance related to 2 multifamily properties in Ireland from our share of investments made and held directly by KWE (based on our 14.9% ownership interest in KWE).
(3) Includes the following with respect to our share of investments made and held directly by KWE (based on our 14.9% ownership interest in KWE): $25.9 million investment account balance related to two loan portfolios in the United Kingdom comprising 6 loans secured by 11 real estate assets with a current UPB of $275.5 million; and $21.7 million investment account balance related to two loan portfolios in Ireland comprising 15 loans secured by 18 real estate assets with a current UPB of $353.5 million.
(4)Includes the following with respect to our share of investments made and held directly by KWE (based on our 14.9% ownership interests in KWE): $6.8 million investment account balance related to one hotel in the United Kingdom, $6.8 million investment account balance related to one hotel in Ireland and one acre of development land, and $1.0 million investment account balance related to a residential project in Spain. The hotel in the United Kingdom comprises of 520 acres and 209 hotel rooms and the hotel in Ireland comprises of 171 acres and 138 hotel rooms.
(5) Includes $102.3 million in cash held directly by KWE (based on our 14.9% ownership interest in KWE).
(6) Includes $1.0 million investment account balance related to a residential project in Spain.
The following table breaks down our investment account information derived from the audited consolidated balance sheet, by investment type and geographic location as of December 31, 2013:

(Dollars in millions)	Commercial	Multifamily	Loans Secured by Real Estate	Residential and Other	Total
Western U.S.	$252.0	$277.8	$112.5	$150.9	$793.2
Japan	4.5	91.4	—	0.4	96.3
United Kingdom	108.4	—	27.3	—	135.7
Ireland	102.1	51.4	8.3	—	161.8
Subtotal	$467.0	$420.6	$148.1	$151.3	$1,187.0
KW share of cash held by consolidated investments					4.5
Total					$1,191.5

KW Services
KW Services offers a comprehensive line of real estate services for the full lifecycle of real estate ownership to clients that include shareholders of KWE, financial institutions, institutional investors, insurance companies, developers, builders and government agencies. KW Services has five main lines of business: investment management, property services, research, brokerage, and auction and conventional sales. These five business lines generate revenue for us through fees and commissions.
We manage over 71 million square feet of properties for the Company and its investment partners (including KWE) in the United States, Europe, and Asia, which includes assets we have ownership interests in and third party owned assets. With 25 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain and Japan, we have the capabilities and resources to provide property services to real estate owners as well as the experience, as a real estate investor, to understand client concerns. The managers of KW Services have an extensive track record in their respective lines of business and in the real estate community as a whole. Their knowledge and relationships are an excellent driver of businesses through the services business as well as on the investment front.
Additionally, KW Services plays a critical role in supporting our investment strategy by providing local market intelligence and real-time data for evaluating investments, generating proprietary transaction flow and creating value through efficient implementation of asset management or repositioning strategies.

Investment Management
Our investment management division, provides acquisition, asset management and disposition services to our equity partners as well as to third parties. Currently, we have seven closed end funds for which we serve as general partner and manager and separate accounts with strategic partners. In addition, we serve as the manager of KWE and are entitled to receive management fees (50% of which are paid in KWE shares) equal to 1% of KWE’s adjusted net asset value (reported by KWE to be $2.1 billion at December 31, 2014) and certain performance fees. Under US GAAP, we are required to consolidate the results of KWE and as such fees earned from KWE are eliminated in consolidation.

Property Services
Our property services division manages commercial real estate for third-party clients, fund investors, and investments held by Kennedy Wilson. In addition to earning property management fees, consulting fees, leasing commissions, construction management fees, disposition fees, and accounting fees, the property services division gives Kennedy Wilson insight into local markets and potential acquisitions. Leveraging over 37 years of real estate experience, we approach property management from the perspective of an owner and are active in identifying and implementing value creation strategies. The division has a proven track record of success in managing stabilized as well as value-add investments.
Research
Meyers Research LLC or Meyers, a wholly-owned subsidiary of Kennedy Wilson, is a premier consulting practice and provider of data for residential real estate development and new home construction. Meyers’ offers a national perspective as well as local expertise to homebuilders, multifamily developers, lenders and financial institutions. These relationships have led to investment opportunities with homebuilders in the Western U.S. region. We believe Zonda™, a Meyers innovation launched in October 2013, is the housing industry's most comprehensive solution for smart business analysis, real-time market data reporting and economic and housing data in one place and on-the-go.
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
Auction and Conventional Sales
The auction and conventional sales division provides innovative marketing and sales strategies for all types of commercial and residential real estate, including single family homes, mixed-use developments, estate homes, multifamily dwellings, new home projects, and conversions. Generally the division's auction sales business is countercyclical to the traditional sales real estate market and has been a bellwether for us in forecasting market conditions.
Value Creation

Kennedy Wilson’s differentiated and unique approach to investing is the cornerstone of how we create value for our shareholders. Our investment philosophy is based on three core fundamentals:

•	Leverage our global footprint and complementary investments and services businesses to identify attractive investment markets across the world.

•	Selectively invest in opportunities across many real estate product types with a goal of maximizing cash flow and return on capital.

•	Actively manage assets and finance them conservatively to generate stable, predictable and growing cash flows for shareholders and clients.
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

•
Many times, these investments are acquired at a discount to replacement cost or recent comparative sales, thereby offering opportunities to achieve above average total returns. In many cases this may lead to significant additional returns, such as a promoted interest, based on the performance of the assets.

•
In many instances, our long-lasting and deep relationships with financial institutions allow us to refinance loans to reduce interest rates and/or increase borrowings due to property appreciation and thereby obtain cash flow to use for new investments. We generally implement this strategy after our value add initiatives have been executed, thus allowing us to maintain moderate levels of leverage.

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

Industry Overview

United States

The U.S. economy continued to gain momentum in 2014 as equity and real estate prices continued their upward trend. Robust employment growth and continued underlying strength in the broader economy allowed the Federal Reserve to wind down its massive bond buying purchase program during 2014, which started in the wake of the 2008 financial crisis. Low interest rates continued to force investors into riskier assets and U.S. real estate returns, as measured by the FTSE NAREIT 50 Index, posted their largest annual gain since 2006.

U.S. real estate market conditions remained favorable in 2014 marked by a strengthening economy and low borrowing costs. The improving economic landscape led to strengthening fundamentals across all property types.  Vacancy rates continued to fall across commercial properties and due to higher residential home prices, renter demand for apartments continued to expand at a steady pace.

Looking ahead, we believe the prospect of higher asset values and cash flows in an improving economy with continued job growth outweigh the risks of higher short term U.S. treasury rates in 2015. Furthermore, we believe that continued growth in the U.S. economy will once again drive improvements in fundamentals for all real estate types, including the prospects of higher occupancies, rent growth, property values, and increases in capital availability.

Europe

While the U.S economy showed signs of strength, the European market continued to show signs of improving confidence and market sentiment.   Many European countries appear to be at or have moved past their cyclical "trough."  Against this backdrop of improving market sentiment and positive signals from leading indicators, commercial real estate investment activity has continued to increase, driven by strong cross-regional capital flows into the direct investment market and improved availability of debt. We believe that continued improvement in the underlying economic fundamentals of Europe will result in a favorable investment outlook for European commercial real estate.

United Kingdom

Since mid-2003, the U.K. recovery has become more established as investor sentiment has strengthened.  London continues to be an attractive real estate market due to foreign capital investment and a strong global presence.  Much of the foreign capital has targeted the London location, causing a polarization (in terms of pricing and levels of activity) between London and the rest of the country.   Though vacancy rates may have dropped and the U.K.’s economic recovery remains fragile, forecasts of GDP growth for 2015 are encouraging.

Ireland

The Irish economy continues to expand with upward revisions in performance outputs. Irish GDP is expected to grow by more than 3.5% this year, and Ireland is expected to be one of the fastest growing EU countries. Transaction volumes and property value improvements exceeded all expectations over the last 12 months. The office market benefited from a material uptick in occupier demand, and the apartment sector continues to experience growth driven by strong demographics and limited new supply. With the continued deleveraging from NAMA and other financial institutions, we believe 2015 will be another busy year for the Irish property market.

Spain

    Spain's economic growth continues unabated from 2013. Whilst GDP remains below pre-recession peak, it has the potential to be one of the fastest growing economies in Europe over the coming years. Improved employment forecasts would boost consumer confidence and subsequently drive rental growth. Assets are still being offloaded by SAREB, the bad bank of the Spanish government, and other financial institutions. We believe the real estate market for Spain will be attractive due to continued low interest rates, an improving economic backdrop, and increased investor appetite from both individual and institutional investors.

Japan

The economic stimulus program in Japan instituted by Prime Minister Abe has led to a weakening of the Japanese yen against most major currencies and continues to create a tailwind for asset prices. The prospect of hosting the 2020 Summer Olympics has strengthened corporate demand in Tokyo. In addition, capital continues to flow into the country from a variety of investment sources, both domestic and international. We believe that there will be a continued interest in the Japanese real estate market due to its attractive exchange rate and low interest rates.
Competition
We compete with a range of global, national and local real estate firms, individual investors and other corporations, both private and public. Because of our unique mix of investments and services businesses, we compete with companies that invest in real estate and loans secured by real estate along with brokerage and property management companies as well as companies that invest in real estate and loans secured by real estate. Our investment business competes with real estate investment partnerships, real estate investments trusts, private equity firms and other investment companies and regional investors and developers. We believe that our relationships with the sellers and our ability to close an investment transaction in a short time period at competitive pricing provide us a competitive advantage. The real estate services business is both highly fragmented and competitive. We compete with real estate brokerage and auction companies on the basis of our relationship with property owners, quality of service, and commissions charged. We compete with property management and leasing firms also on the basis of our relationship with clients, the range and quality of services provided, and fees and commissions charged.
Competitive Strengths
We have a unique platform from which to execute our investment and services strategy. The combination of a service business and an investment platform provides several competitive strengths when compared to other real estate buyers operating stand-alone or investment-focused firms and may allow us to generate superior risk-adjusted returns. Our investment strategy focuses on investments that offer significant appreciation potential through intensive property management, leasing, repositioning, redevelopment and the opportunistic use of capital. We differentiate ourselves from other firms in the industry with our full service, investment oriented structure. Whereas most other firms use an investment platform to obtain additional service business revenue, we use our service platform to enhance the investment process and ensure the alignment of interests with our investors.
Our competitive strengths include:

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

•
Vertically integrated platform for operational enhancement: We have over 450 employees in both KW Investments and KW Services, with 25 regional offices throughout the United States, the United Kingdom, Ireland, Spain, Jersey and Japan and manage and oversee over 4,000 operating associates. We have a hands-on approach to real estate investing and possess the local expertise in property management, leasing, construction management, development and investment sales, which we believe enable us to invest successfully in selected submarkets.

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

Foreign Currency

Approximately 45% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and we consider our equity investment as the appropriate exposure to evaluate for hedging purposes. Fluctuations in foreign exchanges rates may have a significant impact on the results of our operations. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. We typically hedge 50%-100% of book equity exposure against these foreign currencies.
Transaction-based Results

A significant portion of our cash flow is tied to transaction activity which can affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis or to easily evaluate the breadth of our operation. Historically, this variability has caused our revenue, operating income, net income and cash flows to be tied to transaction activity, which is not necessarily concentrated in any one quarter. In addition, our operating results can be affected by acquisition-related gains, which often can cause concentrated gain recognition in particular periods. While acquisition related gains can have a material result on our net income, because it arises from remeasurement of asset value, it does not affect operating income or cash flow.

Employees
As of December 31, 2014, we have over 450 employees in 25 offices throughout the United States, the United Kingdom, Ireland, Spain, Jersey and Japan and manage and oversee over 4,000 operating associates. We believe that we have been able to attract and maintain high quality employees. There are no employees subject to collective bargaining agreements. In addition, we believe we have a good relationship with our employees.
Available Information
Information about us is available on our website (http://www.kennedywilson.com) (this website address is not intended to function as a hyperlink, and the information contained in, or accessible from, our website is not intended to be a part of this filing). We make available on our website, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those reports and other statements filed or furnished pursuant to Section 13(a), 14 or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after filing or submitting such material electronically or otherwise furnishing it to the SEC. In addition, we have previously filed registration statements and other documents with the SEC. Any document we file may be inspected, without charge, at the SEC's public reference room at 100 F Street NE, Washington, D.C. 20549 or at the SEC's internet address at http://

www.sec.gov (this website address is not intended to function as a hyperlink, and the information contained in, or accessible from, the SEC's website is not intended to be a part of this filing). Information related to the operation of the SEC's public reference room may be obtained by calling the SEC at 1-800-SEC-0330.

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

•	a decrease in the availability of lines of credit and the public equity and debt markets and other sources of capital used to purchase real estate investments and distressed notes;

•	fewer purchases and sales of properties by clients, resulting in a decrease in property management fees and brokerage commissions.

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

As of December 31, 2014, approximately 56% of our revenues were sourced from our foreign operations in the United Kingdom, Ireland, Spain and Japan. Accordingly, our firm-wide results of operations depends significantly on our foreign operations. Conducting business abroad carries significant risks, including:

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

In February 2014, we invested approximately $203 million in cash and non-cash assets in Kennedy Wilson Europe Real Estate Plc, or KWE, in connection with its initial public offering. In addition, after KWE’s initial public offering, we invested another $126.0 million on various dates throughout 2014, including $75 million in KWE’s follow-on offering in October 2014.  As of December 31, 2014 we held a 14.9% interest in KWE and currently act as its investment manager pursuant to an investment management agreement that provides for the payment to us of certain management and performance fees.

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

Since the establishment of our European operations in 2011, our business in Europe has become an increasingly important part of our business, and we expect to continue to grow our European presence over time. A number of European countries are continuing to experience high borrowing costs and recessionary conditions, and many European banks and investors have incurred substantial losses on real estate-related assets in recent years. Current macroeconomic conditions in Europe remain subject to significant uncertainty and could make the valuation of real estate-related assets difficult. Continued weakness or a worsening of those conditions could negatively impact the value of our existing investments and harm our ability to sell those investments and identify attractive investment opportunities in the future. These developments could harm our business, financial condition and results of operations.

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

From time-to-time we purchase loans and loan portfolios that are unsecured or secured by real or personal property. These loans and loan portfolios in some cases may be non-performing or sub-performing and may be in default at the time of purchase. In general, the distressed loans and loan portfolios we acquire are speculative investments and have a greater than normal risk of future defaults and delinquencies as compared to newly originated loans. Returns on loan investments depend on the borrower’s ability to make required payments or, in the event of default, our security interests, if any, and our ability to foreclose and liquidate whatever property that secures the loans and loan portfolios. We may be unable to collect on a defaulted loan or foreclose on security successfully or in a timely fashion. There may also be instances when we are able to acquire title to an underlying property and sell it but not make a profit on its investment.

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

Our reliance on third-parties to operate certain of our properties may harm our business.

In some instances, we rely on third party property managers and hotel operators to manage our properties. These third parties are directly responsible for the day-to-day operation of our properties with limited supervision by us, and they often have potentially significant decision-making authority with respect to those properties. Our ability to direct and control how our properties are managed on a day-to-day basis may be limited because we will engage third parties to perform this function. Thus, the success of our business may depend in large part on the ability of our third party property managers to manage the day-to-day operations, and any adversity experienced by our property managers could adversely impact the operation and profitability of our properties

These third parties may fail to manage our properties effectively or in accordance with their agreements with us, may be negligent in their performance and may engage in criminal or fraudulent activity. If any of these events occur, we could incur losses or face liabilities from the loss or injury to our property or to persons at our properties. In addition, disputes may arise between us and these third party managers and operators, and we may incur significant expenses to resolve those disputes or terminate the relevant agreement with these third parties and locate and engage competent and cost-effective service providers to operate and manage the relevant properties. We are also parties to hotel management agreements under which unaffiliated third party property managers manage our hotels. If any of these events occur, our relationships with any franchisors may be damaged, we may be in breach of our franchise agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. In addition, from time to time, disputes may arise between us and our third party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect us. If we are unable to resolve such disputes through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to third party dispute resolution, the expense of which may be material and the outcome of which may harm our business, operating results or prospects.

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

We carry comprehensive general liability coverage and umbrella coverage on all of our properties with limits of liability that we deem adequate and appropriate under the circumstances (certain policies subject to deductibles) to insure against liability claims and provide for the cost of legal defense. There are, however, certain types of extraordinary losses that either may be uninsurable or are not generally insured because it is not economically feasible to insure against those losses. Should any uninsured loss occur, we could lose our investment in, and anticipated revenues from, a property, and these losses could have a material adverse effect on our operations. Currently, we also insure some of our properties for loss caused by earthquakes in levels we deem appropriate and, where we believe necessary, for loss caused by flood. The occurrence of an earthquake, flood or other natural disaster may materially and adversely affect our business, financial condition and results of operations.

Risks Related to Our Company

If we are unable to raise additional debt and equity capital, our growth prospects may suffer.

We depend on the capital markets to grow our balance sheet along with third-party equity and debt financings to acquire properties through our investment business, which is a key driver of future growth.  We currently intend to raise a significant amount of third-party equity and debt to acquire assets in the ordinary course of our business.  We depend on debt financing from a combination of seller financing, the assumption of existing loans, government agencies and financial institutions. We depend on equity financing from equity partners, which include public companies, pension funds, family offices, financial institutions, endowments and money managers. Our access to capital funding is uncertain. Our inability to raise additional capital on terms reasonably acceptable to us could jeopardize the future growth of our business.

The loss of one or more key personnel could have a material adverse effect on our operations.

Our continued success depends to a significant degree on the efforts of our senior executives, particularly our chief executive officer, or CEO, who have each been essential to our business. The departure of all or any of our executives for whatever reason or the inability of all or any of them to continue to serve in their present capacities or our inability to attract and retain other qualified personnel could have a material adverse effect upon our business, financial condition and results of operations. Our executives have built highly regarded reputations in the real estate industry. Our executives attract business opportunities and assist both in negotiations with lenders and potential joint venture partners and in the representation of large and institutional clients. If we lost their services, our relationships with lenders, joint ventures and clients would diminish significantly.

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

The loss of our CEO could have a material adverse effect on our operations.

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

Our revenues from foreign operations have been primarily denominated in the local currency where the associated revenues were earned. Thus, we may experience significant fluctuations in revenues and earnings because of corresponding fluctuations in foreign currency exchange rates. To date, our foreign currency exposure has been limited to the Japanese Yen, the Euro and the Pound Sterling. Certain questions have arisen about the viability of the Euro, and there has been speculation that some countries within the Eurozone may elect, or may be forced, to revert to the currency they issued prior to the establishment of the Euro, which could significantly reduce the value of the Euro. Due to the constantly changing currency exposures to which we will be subject and the volatility of currency exchange rates, we may experience currency losses in the future, and we cannot predict the effect of exchange rate fluctuations on future operating results. Our management uses currency hedging instruments from time to time, including foreign currency forward contracts, purchased currency options (where applicable) and foreign currency borrowings. The economic risks associated with these hedging instruments include unexpected fluctuations in foreign currency rates, which could lead to hedging losses or the requirement to post collateral, along with unexpected changes in our underlying net asset position. Our hedging activities may not be effective.

In addition, our foreign operations may subject us to foreign income or other taxes, including at tax rates that exceed those of the United States. Foreign tax laws may also subject any foreign earnings that we repatriate to dividend withholding tax requirements or other restrictions. We may be unable to repatriate non-U.S. earnings in a tax efficient manner, and future new or amended foreign tax and other laws may impose additional restrictions on our ability to repatriate our foreign earnings.

Our results are subject to significant volatility from quarter to quarter due to the varied timing and magnitude of our strategic acquisitions and dispositions and other transactions.

               We have experienced a fluctuation in our financial performance from quarter to quarter due in part to the significance of revenues from the sales of real estate and acquisition related gain on overall performance. The timing of purchases and sales of our real estate investments, transactions with our equity partners to take control of real estate or taking control of underlying real estate previously securing loans has varied, and will continue to vary, widely from quarter to quarter due to variability in market opportunities, changes in interest rates, and the overall demand for residential and commercial real estate, among other things. While these factors have contributed to our increased operating income and earnings in past years, we may be unable to continue to perform well due to significant variability in these factors.  Moreover, acquisition related gains are non-operating items that result in non-cash gains and do not result in net proceeds to us.  Transactions resulting in acquisition related gains have had a material positive impact on our net income, Consolidated EBITDA and Adjusted EBITDA in recent periods, and to the extent we do not recognize similar gains in future periods out net income, Consolidated EBITDA and EBITDA could be adversely affected.  In addition, the timing and magnitude of brokerage commissions paid to us may vary widely from quarter to quarter depending on overall activity in the general real estate market and the nature of our brokerage assignments, among other things.

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

Our existing debt obligations impose, and future debt obligations may impose, significant operating and financial restrictions on us. These restrictions limit or prohibit, among other things, our ability to:

•	incur additional indebtedness;

•	repay indebtedness (including our 5.875% senior notes due 2024 and our 7.75% senior notes due 2042) prior to stated maturities;

•	pay dividends on, redeem or repurchase our stock or make other distributions;

•	make acquisitions or investments;

•	create or incur liens;

•	transfer or sell certain assets or merge or consolidate with or into other companies;

•	enter into certain transactions with affiliates;

•	sell stock in our subsidiaries;

•	restrict dividends, distributions or other payments from our subsidiaries; and

•	otherwise conduct necessary corporate activities.

In addition, our unsecured revolving credit facility require us to maintain compliance with specified financial covenants, including maximum balance sheet leverage and fixed charge coverage ratios. As of December 31, 2014, we were in compliance with these covenants. These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. In addition, a default under one series of our indebtedness may also constitute a default under another series of our indebtedness.

We have guaranteed a number of loans in connection with various equity-method investments, which may result in us being obligated to make substantial payments.

We have provided recourse guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential undiscounted amount of future payments that we could be required to make under these guarantees was approximately $54.9 million at December 31, 2014. The guarantees expire through 2021, and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sales proceeds of the property. If we were to become obligated to perform on these guarantees, our financial condition could suffer.

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

As of December 31, 2014, we had $95.2 million of federal and $87.6 million of California net operating loss carryforwards available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has previously occurred. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us.

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

We are subject to section 404 of The Sarbanes-Oxley Act of 2002 and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Although our management has concluded that our internal control over financial reporting was effective as of December 31, 2014 and our independent registered public accounting firm has issued an unqualified report as to the same, our management or our independent registered public accounting firm may not be able to come to the same conclusion in future periods. During the course of the review and testing of our internal controls, we may identify deficiencies and weaknesses and be unable to remediate them before we must provide the required reports. If our management or our independent registered public accounting firm is unable to conclude on an ongoing basis that we have effective internal control over financial reporting, our operating results may suffer, investors may lose confidence in our reported financial information and the trading price of our stock may fall.

Risks Related to Ownership of Our Common Stock

Our directors and officers and their affiliates are significant stockholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to stockholders for approval and which influence may be in conflict with our interests and the interests of our other stockholders.

As of December 31, 2014 our directors and executive officers and their respective affiliates owned an aggregate of approximately 21% of the outstanding shares of our common stock. These stockholders will have significant influence over the outcome of all matters submitted for stockholder approval, including the election of our directors and other corporate actions. In addition, such influence by one or more of these stockholders could discourage others from attempting to purchase or take us over in a transaction that would be favorable to our other stockholders or reduce the market price offered for our common stock in such an event.

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

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties

The following table sets forth certain information regarding our consolidated properties at December 31, 2014 (dollars in millions):

Consolidated Properties by Region
Commercial (2)	Square Feet	Ending % Occupancy	Annualized Base Rent (1)	Average Effective Rent (3)	KW/KWE Ownership % (4)	# of Properties
Western U.S.	1,459,038	86%	$15.7	$15.1	84%	11
Japan	9,633	100	0.4	0.4	82%	1
Europe (5)	7,218,948	90	150.4	138.9	50%-100%	84
Total Commercial	8,687,619	89%	$166.5	$154.4		96

Multifamily	Units	Ending % Leased	Annualized Base Rent (1)	Average Effective Rent (3)	KW/KWE Ownership % (4)	# of Properties
Western U.S.	5,756	95%	$6.3	$6.3	97%	16
Japan	2,410	97	25.1	25.1	41%	50
Europe (5)	1,196	93	24.4	24.4	50%-100%	7
Total Multifamily	9,362	95%	$55.8	$55.8		73
————————————————————
(1) Represents annualized cash base rent (i.e. excludes tenant reimbursements and other revenue)
(2) Excludes properties that are under development or undergoing lease up
(3) Average effective rents represents annualized base rent net of rental concessions and abatements
(4) For investments made and held directly by KWE, the KWE ownership percentage range is shown above. As of December 31, 2014, Kennedy Wilson owns
14.9% of KWE's total share capital.
(5) Includes investments made and held directly by KWE.

Consolidated Properties by Region
	Units	Acres	Lots	KW Ownership %	# of Properties
Residential and Land
Western U.S.	1	2,761	41	99%	6
Total Residential and Land	1	2,761	41	99%	6

Consolidated Properties by Region
	Rooms	KW/KWE Ownership % (1)	# of Properties
Hotel
Western U.S.	363	53%	2
Europe (2)	612	50%-100%	3
Total Hotel	975		5
————————————————————
(1) For investments made and held directly by KWE, the KWE ownership percentage range is shown above. As of December 31, 2014, Kennedy Wilson owns
14.9% of KWE's total share capital.
(2) Includes investments made and held directly by KWE.

The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2014, plus available space, in our consolidated commercial portfolio (including KWE) assuming non-exercise of renewal options and early termination rights:

Year of Lease Expiration	Number of Leases Expiring	Rentable Square Feet	Annualized Base Rent	Expiring Annualized Base Rent as a Percent of Total
2015	207	828,316	$19.5	13%
2016	96	798,960	14.3	10%
2017	82	1,213,675	20.0	13%
2018	52	535,146	9.9	7%
2019	45	706,290	7.7	5%
2020	52	734,869	8.4	6%
2021	30	310,199	13.4	9%
2022	16	121,038	3.1	2%
2023	19	237,882	3.6	2%
2024	20	299,591	3.6	2%
Thereafter	80	1,923,752	45.0	31%
Total	699	7,709,718	$148.5	100%

Our corporate headquarters is located in Beverly Hills, California. We also have 24 other offices throughout the United States, including our disaster recovery office in Austin, Texas, one office in London, England, one office in Dublin, Ireland, one office in Madrid, Spain and one office in Tokyo, Japan. The Beverly Hills office operates as the main investment and asset management center for us in the United States, while the United Kingdom, Ireland, Jersey, Spain and Japan offices are the main investment and asset management center for our respective British, Irish, Spanish and Japanese operations. The remaining office locations primarily operate as property management satellites. In general, we lease all of our offices. In addition, we have on-site property management offices located within properties that we manage. The most significant terms of the leasing arrangements for our offices are the length of the lease and the rent. Our leases have terms varying in duration. The rent payable under our office leases vary significantly from location to location as a result of differences in prevailing commercial real estate rates in different geographic locations. Our management believes that except as provided below, no single office lease is material to our business, results of operations or financial condition. In addition, our management believes there is adequate alternative office space available at acceptable rental rates to meet our needs, although adverse movements in rental rates in some markets may negatively affect our profits in those markets when we enter into new leases.

During 2015, the company currently anticipates that it will move its corporate headquarters from the leased location noted below to fully occupy an approximately 60,000 square foot wholly-owned building also located in Beverly Hills, California.

The following table sets forth certain information regarding our corporate headquarters and regional offices.

Location	Use	Approximate Square Footage	Lease Expiration
Beverly Hills, CA	Corporate Headquarters	20,236	6/30/2015*
Austin, TX	Regional Office; Disaster Recovery Office	6,864	7/31/2017
London, England	Regional Office	4,712	3/3/2023
Dublin, Ireland	Regional Office	3,380	6/1/2016
* - see note above

Item 3.	Legal Proceedings
We may be involved in various legal proceedings arising in the ordinary course of business, none of which we currently believe is material to our business. From time to time, our real estate management division is named in “slip and fall” type litigation relating to buildings we manage. Our standard management agreement contains an indemnity provision whereby the building owner agrees to indemnify us and defend our real estate management division against such claims. In such cases, we are defended by the building owner’s liability insurer.

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

	Common Stock
	High	Low
Fiscal year 2014
Quarter ended March 31, 2014	$26.50	$21.45
Quarter ended June 30, 2014	26.91	20.50
Quarter ended September 30, 2014	27.29	23.19
Quarter ended December 31, 2014	28.00	23.31
Fiscal year 2013
Quarter ended March 31, 2013	17.24	13.87
Quarter ended June 30, 2013	18.00	14.53
Quarter ended September 30, 2013	19.72	16.73
Quarter ended December 31, 2013	22.38	18.02
Holders
As of February 28, 2015, we had approximately 158 holders of record of our common stock.
Dividends
We declared and paid quarterly dividends of $0.09 per share and $0.07 per share in 2014 and 2013, respectively.
Cumulative dividends on our Series A and Series B Preferred Stock accrue at an annual rate of 6.00% and 6.452%, respectively, of the liquidation preference, subject to adjustment under certain circumstances. The Series A and B Preferred Stock are mandatorily convertible on May 19, 2015 and November 3, 2018, respectively. The dividends are payable quarterly in arrears when, as and if declared by our board of directors.
The declaration and payment of any future dividends is at the sole discretion of our board of directors and will depend on, among other things, our operating results, overall financial condition, capital requirements and general business conditions.

Amounts shown in millions
Aggregate dividends declared since inception	Preferred	Common	Total
2009	$3.2	$—	$3.2
2010	4.5	—	4.5
2011	8.7	5.7	14.4
2012	8.1	11.7	19.8
2013	8.1	21.8	29.9
2014	8.1	33.7	41.8
	$40.7	$72.9	$113.6

Recent Sales of Unregistered Securities
None
Equity Compensation Plan Information
See Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Performance Graph
The graph below compares the cumulative total return of our common stock from December 31, 2009 through December 31, 2014, with the comparable cumulative return of companies comprising the S&P 500 Index, a peer company previously used, and the S&P 500 Financials index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index, a peer company previously used, and the S&P 500 Financials index for the five-year period ended December 31, 2014, and assumes reinvestment of all dividends, if any, paid on the securities. The stock price performance shown on the graph is not necessarily indicative of future price performance.
The Company previously used CB Richard Ellis, a large commercial real estate services firm, as a comparable peer company. However, management no longer believes this comparison to be relevant given the diversification of Kennedy Wilson's business structure, the growth of our investment business (both domestically and internationally) and the corresponding growth of Kennedy Wilson's investment management platform. Going forward, Kennedy Wilson will use the S&P 500 Financials index, which is a subsector of the S&P 500 index and includes real estate companies and other diversified financial services companies. The information under this caption, “Performance Graph,” is deemed not to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that such filing specifically states otherwise.

Purchases of Equity Securities by the Company and Affiliated Purchasers in the Fourth Quarter of 2014

None.

Item 6.	Selected Financial Data
The following tables summarize our selected historical consolidated financial information. This information was derived from our audited financial statements for each of the years ended December 31, 2014, 2013, 2012, 2011 and 2010. This information is only a summary. You should read this information together in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this document.

(Dollars in millions, except per share amounts)	Year Ended December 31,
	2014	2013	2012	2011	2010
Statements of operations data and dividends:
Revenue	$398.6	$123.1	$66.9	$62.6	$50.5
Net Income	90.1	13.9	6.7	7.1	6.5
Basic income (loss) per share	0.14	(0.21)	(0.07)	(0.06)	(0.03)
Dividends declared per share of common stock	0.36	0.28	0.20	0.11	—
Consolidated EBITDA(1)	440.3	177.6	92.1	66.2	48.1
Consolidated EBITDA annual increase	148%	93%	39%	38%
Adjusted EBITDA(1)	317.8	159.1	97.4	70.3	55.4
Adjusted EBITDA annual increase	100%	63%	39%	27%

	As of December 31,
	2014	2013	2012	2011	2010
Balance sheet data:
Cash and cash equivalents	937.7	178.2	120.9	115.9	47.0
Total assets	6,332.1	1,798.8	1,283.8	792.8	487.8
Investment debt	2,195.9	401.8	236.5	30.7	60.0
Unsecured corporate debt	827.4	449.0	449.6	289.4	67.8
Kennedy Wilson equity	901.1	768.3	509.7	410.2	300.2
Noncontrolling interests	2,142.8	50.6	9.1	3.4	12.7
Total equity	3,043.9	818.9	518.8	413.6	312.9
Investment account	1,667.0	1,191.5	908.9	582.8	363.7
Investment account annual increase	40%	31%	56%	60%
(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP measures" and "Results of Operations" for a description of Consolidated EBITDA and Adjusted EBITDA and a reconciliation of these metrics to net income as reported under GAAP.

Due to our significant acquisition activity, the periods presented above may not be comparable. See Note 4 in our Notes to the Consolidated Financial Statements for discussion of the business combinations that occurred during the years ended December 31, 2014 and 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See the section title "Forward-Looking Statements" for more information. Actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed in “Risk Factors” on page 9 and elsewhere in this report.

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

Overview

Kennedy Wilson is a vertically integrated global real estate investment and services company. For over 37 years, we have owned and operated real estate related investments on behalf of our shareholders and our clients with offices in the United States, United Kingdom, Ireland, Jersey, Spain and Japan.

Our operations are defined by two core business segments, KW Investments and KW Services, which work closely together to identify attractive investment markets and opportunities around the world:

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

Loan Originations / Discounted Loan Purchases
We originate and/or acquire loans secured by real estate. Our originations and acquisitions include individual notes on all real estate property types as well as portfolios of loans purchased from financial institutions, corporations and government agencies. Our loan investment portfolio is principally related to loans acquired at a discount from their contractual balance due as a result of deteriorated credit quality of the borrower. Such loans are underwritten by us based on the value of the underlying real estate collateral. Due to the discounted purchase price, we seek and are generally able to accomplish near term realization of the loan in a cash settlement or by obtaining title to the property. Accordingly, the credit quality of the borrower is not of substantial importance to our evaluation of the risk of recovery from the investment.

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

Investment Management
We provide acquisition, asset management and disposition services to our equity partners as well as to third parties. In addition, one of Kennedy Wilson's wholly-owned subsidiaries (“KWE Manager”) is the external manager of KWE pursuant to an investment management agreement in which capacity we are entitled to receive certain management and performance fees.  KWE Manager is paid an annual management fee (payable quarterly in arrears) equal to 1% of KWE’s adjusted net asset value (reported by KWE to be $2.1 billion at December 31, 2014) and certain performance fees.  The management fee payable to KWE Manager is paid half in cash and half in shares of KWE.  A wholly-owned subsidiary of Kennedy Wilson is also entitled to receive an annual performance fee equal to 20% of the lesser of the excess of the shareholder return for the relevant year (defined as the change in KWE’s adjusted net asset value per ordinary share) over a 10% annual return hurdle, and the excess of year-end adjusted net asset value per ordinary share over a “high water mark”.  The performance fee is payable in shares of KWE that vest equally over a three-year period. No such fee has been earned by Kennedy Wilson as of December 31, 2014.  Under US GAAP, we are required to consolidate the results of KWE and as such fees earned from KWE are eliminated in consolidation.

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
Revenues
Investment Management, Property Services and Research Fees - Investment management, property services, and research fees are primarily comprised of base asset management fees, performance based fees, and acquisition fees generated by our investment management division, property management fees generated by our property services division, leasing fees and sales commissions generated by our brokerage and auction divisions, and consulting fees generated by Meyers.
Rental and hotel income - rental and hotel income is comprised of rental income earned by our consolidated real estate investments and hotel revenue earned by our consolidated hotels.
Loans and other income- Loans and other income is primarily composed of interest income earned on the Company’s loan originations and investments in discounted loan purchases.
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

Rental and hotel operating expenses - rental and hotel operating expenses consists of operating expenses of our consolidated real estate investments, including items such as property taxes, insurance, maintenance and repairs, utilities, supplies, salaries and management fees.
Compensation and related expenses - compensation and related expenses include: (a) employee compensation, comprising of salary, bonus, employer payroll taxes and benefits paid on behalf of employees and (b) share-based compensation associated with the grants of share-based awards.
General and administrative - general and administrative expenses represent administrative costs necessary to run KW Group's business and include things such as occupancy and equipment expenses, professional fees, public company costs, travel and related expenses, and communications and information services.
Depreciation and amortization - depreciation and amortization is comprised of depreciation expense which is recognized ratably over the useful life of an asset and amortization expense which primarily consist of the amortization of assets allocated to the value of in-place leases upon acquisition of a consolidated real estate asset or the amortization of loan fees.
Non-Operating Income (Expense)
Income from unconsolidated investments - Income from unconsolidated investments consists of (a) the Company’s share of income or loss earned on investments in which the Company can exercise significant influence but does not have control, and (b) interest income from unconsolidated loan pool participations. Additionally, interest income from loan pool participations are recognized on a level yield basis, where a level yield model is utilized to determine a yield rate which, based upon projected future cash flows, accretes interest income over the estimated holding period. See the unconsolidated investments footnote of the attached notes to the consolidated financial statements for summarized financial data, including balance sheet and income statement information of the underlying investments.
Acquisition-related gains - Acquisition-related gains consist of non-cash gains recognized by the Company upon a GAAP required fair value remeasurement due to a business combination. These gains are typically recognized when the Company converts a loan into consolidated real estate owned and the fair value of the underlying real estate exceeds the basis in the previously held loan. These gains also arise when there is a change of control of an existing investment. The gain amount is based upon the fair value of the Company’s equity in the investment in excess of the carrying amount of the equity directly preceding the change of control.
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
Interest expense - investment - Interest expense -investment represents interest costs associated with mortgages on our consolidated real estate. These mortgages are typically secured by the underlying real estate collateral.
Other Income - Other income includes the realized foreign currency exchange income or loss relating to the settlement of foreign transactions during the year which arise due to changes in currency exchange rates, realized gains or losses related to the settlement of derivative instruments, the gain or loss on the sale of marketable securities, and other non-operating interest income.
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
Accumulated other comprehensive income - Accumulated other comprehensive income represents the Company's share of foreign currency movement on translating KW Group's foreign subsidiaries from their functional currency into the Company's reporting currency. These amounts are offset by KW Group's effective portion of currency related hedge instruments. Unrealized changes in fair value on the Company's investment in marketable securities are also included in this account.

Foreign Currency

As of December 31, 2014, approximately 45% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and there we consider our equity investment as the appropriate exposure to evaluate for hedging purposes. Fluctuations in foreign exchanges rates may have a significant impact on the results of our operations. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. We typically hedge 50%-100% of book equity exposure against these foreign currencies.

Non-GAAP Measures and Certain Definitions

EBITDA and Adjusted EBTIDA

Consolidated EBITDA(1) - Consolidated EBITDA represents net income before interest expense, our share of interest expense included in income from investments in joint ventures and loan pool participations, depreciation and amortization, our share of depreciation and amortization included in income from investments in joint ventures, loss on early extinguishment of corporate debt and income taxes. We do not adjust Consolidated EBITDA for gains or losses on the extinguishment of mortgage debt as we are in the business of purchasing discounted notes secured by real estate and, in connection with these note purchases, we may resolve these loans through discounted payoffs with the borrowers. Our management believes Consolidated EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Consolidated EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions.
Adjusted EBITDA(1) - represents Consolidated EBITDA, as defined above, adjusted to exclude merger related compensation expenses, share based compensation expense, and EBITDA attributable to noncontrolling interests. Our management uses Adjusted EBITDA to analyze our business because it adjusts EBITDA for items we believe do not accurately reflect the nature of our business going forward or that relate to non-cash compensation expense or noncontrolling interests. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations. Such items may vary for different companies for reasons unrelated to overall operating performance.
Adjusted fees refers to Kennedy Wilson’s investment management, property services and research fees adjusted to include fees eliminated in consolidation and Kennedy Wilson’s share of fees in unconsolidated service businesses.
Adjusted Net Asset Value is calculated by KWE as net asset value adjusted to include properties and other investment interests at fair value and to exclude certain items not expected to crystallize in a long-term investment property business model such as the fair value of financial derivatives and deferred taxes on property valuation surpluses.
Adjusted Net Income represents Consolidated Adjusted Net Income as defined below, adjusted to exclude net income attributable to noncontrolling interests, before depreciation and amortization.
Consolidated Adjusted Net Income represents net income before depreciation and amortization, our share of depreciation and amortization included in income from unconsolidated investments and share based compensation expense.
Consolidated investment account refers to the sum of Kennedy Wilson’s equity in: cash held by consolidated investments, consolidated real estate and acquired in-place leases, unconsolidated investments and consolidated loans gross of accumulated depreciation and amortization.
Equity partners refers to subsidiaries that we consolidate in our financial statements under U.S. GAAP (other than wholly-owned subsidiaries), including KWE, and third-party equity providers.
Investment account refers to the consolidated investment account presented after noncontrolling interest on invested assets gross of accumulated depreciation.

(1) Consolidated EBITDA, as defined above, is not a recognized term under GAAP and does not purport to be an alternative to net earnings as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, Consolidated EBITDA is not intended to be a measure of free cash flow available for management's discretionary use, as it does not remove all non-cash items (such as acquisition related gains) or consider certain cash requirements such as interest payments, tax payments and debt service requirements. Our presentation of Consolidated EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Consolidated EBITDA is not calculated under GAAP and should not be considered in isolation or as a substitute for net income, cash flows or other financial data prepared in accordance with GAAP or as a measure of our overall profitability or liquidity.  Such items may vary for different companies for reasons unrelated to overall operating performance.
Adjusted EBITDA represents Consolidated EBITDA, as defined above, adjusted to exclude corporate merger related compensation expenses, share based compensation expense, and EBITDA attributable to noncontrolling interests.  Such items may vary for different companies for reasons unrelated to overall operating performance. However, Consolidated EBITDA and Adjusted EBITDA are not recognized measurements under GAAP and when analyzing our operating performance, readers should use Consolidated EBITDA and Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Consolidated EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Consolidated EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for our management’s discretionary use, as it does not remove all non-cash items (such as acquisition related gains) or consider certain cash requirements such as tax and debt service payments. The amounts shown for Consolidated EBITDA and Adjusted EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.

Results of Operations
The following table sets forth items derived from our consolidated statement of operations for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31
(Dollars in millions)	2014	2013	2012
Revenue
Investment management, property services, and research fees	$82.6	$68.1	$53.3
Rental and hotel	270.2	43.0	8.5
Sale of real estate	28.4	10.1	2.3
Loans and other income	17.4	1.9	2.8
Total revenue	398.6	123.1	66.9
Operating expenses
Commission and marketing expenses	5.6	3.6	4.6
Rental and hotel operating expense	116.4	18.9	4.5
Cost of real estate sold	20.7	7.9	2.2
Compensation and related expenses	113.8	76.7	55.8
General and administrative	42.1	24.6	19.5
Depreciation and amortization	104.5	17.4	4.9
Total operating expenses	403.1	149.1	91.5
Income from unconsolidated investments	54.2	41.4	27.9
Operating income	49.7	15.4	3.3
Non-operating income (expense)
Acquisition-related gains	218.1	56.6	25.5
Acquisition-related expenses	(19.7)	(1.6)	(0.7)
Interest expense - investment	(46.3)	(11.8)	(2.5)
Interest expense - corporate debt	(57.1)	(39.9)	(26.1)
Early extinguishment of corporate debt	(27.3)	—	—
Other income (expense)	5.1	(1.9)	7.0
Income before (provision for) benefit from income taxes	122.5	16.8	6.5
(Provision for) benefit from income taxes	(32.4)	(2.9)	0.2
Net income	90.1	13.9	6.7
Net (income) attributable to the noncontrolling interests	(68.2)	(20.3)	(2.5)
Preferred stock dividends and accretion of issuance costs	(8.1)	(8.1)	(8.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$13.8	$(14.5)	$(3.9)
Consolidated EBITDA (1)	$440.3	$177.6	$92.1
Adjusted EBITDA (2)	$317.8	$159.1	$97.4
—————
(1) (2)    See Non-GAAP Measures section above for definition of Consolidated EBITDA and Adjusted EBITDA
We use certain non-GAAP measures to analyze our business, including Consolidated EBITDA and Adjusted EBITDA. We use these metrics for evaluating the success of our company and believe that they enhance the understanding of our operating results. A reconciliation of net income to Consolidated EBITDA and Adjusted EBITDA is presented below:

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012	2011	2010
Net income	$90.1	$13.9	$6.7	$7.5	$6.5
Non-GAAP adjustments:
Add back:
Interest expense - investment	46.3	11.8	2.5	1.6	0.7
Interest expense - corporate	57.1	39.9	26.1	19.0	7.0
Early extinguishment of corporate debt	27.3	—	—	—	4.8
Kennedy Wilson's share of interest expense included in investment in unconsolidated investments	35.5	45.0	29.5	23.5	13.8
Depreciation and amortization	104.5	17.4	4.9	2.7	1.6
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	47.1	46.7	22.6	13.9	10.0
Provision for (benefit from) income taxes	32.4	2.9	(0.2)	(2.0)	3.7
Consolidated EBITDA (1)	440.3	177.6	92.1	66.2	48.1
Share-based compensation	15.8	7.5	8.1	5.1	8.1
EBITDA attributable to noncontrolling interests	(138.3)	(26.0)	(2.8)	(1.0)	(3.0)
Merger related compensation expenses	—	—	—	—	2.2
Adjusted EBITDA (2)	$317.8	$159.1	$97.4	$70.3	$55.4
—————
(1) (2) See definitions in Non-GAAP Measures and Certain Definitions above. Prior to 2014, the Company reported an Adjusted EBITDA metric that was comparable to the Company’s current Consolidated EBITDA metric, as it was calculated as Consolidated EBITDA, adjusted to solely exclude merger related expenses and share based compensation expense. Beginning in 2014, as noncontrolling interests became more significant on the Company’s consolidated balance sheet, primarily due to the consolidation of KWE’s results in the Company’s financial statements, the Company determined that it was appropriate to supplement Consolidated EBITDA with a revised metric. Adjusted EBITDA shown above is calculated as Consolidated EBITDA, adjusted to exclude share based compensation expense and EBITDA attributable to noncontrolling interests. As set forth in the reconciliation table above, EBITDA attributable to noncontrolling interests for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 were $138.3 million, $26.0 million, $2.8 million, $1.0 million, and $3.0 million, respectively.
The following summarizes revenue, operating expenses, non-operating expenses, operating income (loss) and net income (loss) and calculates Consolidated EBITDA and Adjusted EBITDA by our investments, services and corporate operating segments years ended December 31, 2014, 2013, and 2012:

	Year Ended
	December 31,
	2014	2013	2012
Investments
Revenue	$316.0	$55.0	$13.6
Operating expenses	(306.1)	(86.5)	(41.3)
Income from unconsolidated investments, net of depreciation and amortization	48.3	41.4	28.0
Operating income	58.2	9.9	0.3
Non-operating income (expense):
Acquisition-related gains	218.1	56.6	25.5
Other non-operating expenses	(60.9)	(15.6)	3.8
Total Non-operating income	157.2	41.0	29.3
Net income	215.4	50.9	29.6
Add back (less):
Interest expense - investment	46.3	11.8	2.5
Kennedy Wilson's share of interest expense included in unconsolidated investments	34.0	45.0	29.4
Depreciation and amortization	104.5	17.4	4.4
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	43.7	46.7	22.6
EBITDA attributable to noncontrolling interests	(143.7)	(26.0)	(2.8)
Fees eliminated in consolidation	(21.6)	(4.3)	(4.6)
Adjusted EBITDA (1)	$278.6	$141.5	$81.1
—————
(1)  See definitions in Non-GAAP Measures discussion above.

	Year ended
	December 31,
	2014	2013	2012
Services
Revenue	$82.6	$68.1	$53.3
Operating expenses	(61.1)	(40.7)	(33.3)
Operating income	21.5	27.4	20.0
Income from unconsolidated investments, net of depreciation and amortization	5.9	—	—
Net income	27.4	27.4	20.0
Add back:
Kennedy Wilson's share of interest expense included in unconsolidated investments	1.5	—	—
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	3.4	—	0.2
Operating expenses attributable to noncontrolling interests	5.4	—	—
Fees eliminated in consolidation	21.6	4.3	4.6
Adjusted EBITDA (1)	$59.3	$31.7	$24.8
—————
(1)  See definitions in Non-GAAP Measures discussion above.

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Corporate
Operating expenses	$(35.8)	$(21.9)	$(17.0)
Operating (loss)	(35.8)	(21.9)	(17.0)
Non-operating income (expense):
Other non-operating expenses	(84.4)	(39.6)	(25.9)
(Provision for) benefit from income taxes	(32.4)	(2.9)	0.2
Net (loss)	(152.6)	(64.4)	(42.7)
Add back:
Stock-based compensation	15.8	7.5	8.1
Interest expense - Corporate	57.1	39.9	26.1
Loss on extinguishment of corporate debt	27.3	—	—
Provision for (benefit from) income taxes	32.4	2.9	(0.2)
Depreciation and amortization	—	—	0.3
Adjusted EBITDA (1)	$(20.0)	$(14.1)	$(8.4)
—————
(1)  See definitions in Non-GAAP Measures discussion above.

The following table shows Adjusted Fees for the years ended December 31, 2014 and 2013:

	Year Ended
	December 31,
	2014	2013
Investment management, property services and research fees	$82.6	$68.1
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation(1)	21.6	4.3
KW share of fees in unconsolidated service businesses (2)	16.8	—
Adjusted Fees	$121.0	$72.4
—————
(1) The years ended December 31, 2014 and 2013 includes $14.3 million and $0 million of fees recognized in net (income) attributable to noncontrolling interests relating to the portion of fees paid by noncontrolling interest holders in KWE and other consolidated equity partner investments. There is no comparable activity in the prior period since KWE and the consolidation of non-wholly owned investments occurred during 2014.
(2) Included in income from unconsolidated investments relating to the Company's investment in a servicing platform in Spain. The investment was made during the fourth quarter of 2013.

The following compares results of operations for the years ended December 31, 2014 and December 31, 2013 and years ended December 31, 2013 and December 31, 2012.
KW Group Consolidated Financial Results and Comparison of the Years Ended December 31, 2014 and 2013
KW Group's revenues for the years ended December 31, 2014 and 2013 were $398.6 million and $123.1 million, respectively. Total operating expenses (which includes depreciation and amortization of $104.5 million and $17.4 million, respectively) for the same periods were $403.1 million and $149.1 million, respectively. Net income attributable to our common shareholders was $13.8 million in 2014 compared to a net loss of $14.5 million in 2013. Consolidated EBITDA was $440.3 million and $177.6 million in 2014 and 2013, respectively. Adjusted EBITDA was $317.8 million and $159.1 million in 2014 and 2013, respectively. The Company achieved a 148% increase in Consolidated EBITDA and a 100% increase in Adjusted EBITDA for the year ended December 31, 2014 as compared to the same period in 2013.
Revenues
Investments Segment Revenues
Income is earned on the following types of investments:
•rental income on multifamily and commercial properties;
•hotel income;
•interest income on loans; and
•sales of real estate
Rental and hotel income increased to $270.2 million in 2014 from $43.0 million in 2013. The $227.2 million increase is primarily due to $3.2 billion in consolidated acquisitions (including $2.4 billion by KWE) during 2014 and consolidations of investments which were previously unconsolidated in the latter half of 2013 and the first half of 2014.
During the year ended December 31, 2014, we sold 10 condominium units generating $28.4 million of proceeds from the sale of real estate. During the year ended December 31, 2013, we sold 44 condominium units, generating $10.1 million of proceeds from the sale of real estate.
Loans and other income was $17.4 million in 2014 compared to $1.9 million 2013. The $15.5 million increase was mainly due to the acquisition of the notes on the Shelbourne Hotel in Dublin, Ireland, during the first quarter of 2014 and interest received on other discounted loan purchases by KWE throughout the year. On August 1, 2014, we took title to the Shelbourne Hotel and the loan was converted to real estate.
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
KW Group's third party fees increased by $3.1 million to $25.2 million during the year ended December 31, 2014 as compared to $22.1 million for 2013.

Related Party Services
Our related party fees generated revenues of $57.4 million in 2014 compared to $46.0 million in 2013. The increase in related party revenues primarily relates to management fees earned on the sale of a portfolio of commercial properties located in Dublin, Ireland. This increase was partially offset by acquisition fees of earned in 2013 related to the UK Loan Pool which was fully resolved during the second quarter of 2014.
Additionally, we earn certain fees on investments that we consolidate under US GAAP. As such, these fees are eliminated and excluded from total fees of $57.4 million and $46.0 million. For the year ended December 31, 2014, fees eliminated in consolidation totaled $21.6 million, a $17.3 million increase from the $4.3 million for the same period in 2013 primarily due to the fees earned by Kennedy Wilson for its management of KWE. Total management fees earned from KWE, which were eliminated in consolidation, were $14.0 million for the year ended December 31, 2014. No performance was earned in 2014.
Operating Expenses

Investments Segment Operating Expenses

Operating expenses for the year ended December 31, 2014 increased to $306.1 million compared to $86.5 million in 2013. The increase is attributable to the following:
Rental and hotel operating expenses increased by $97.5 million and depreciation and amortization increased by $87.1 million due to $3.2 billion in consolidated acquisitions (including $2.4 billion of acquisitions by KWE) during 2014 and consolidations of investments which were previously unconsolidated in the latter half of 2013 and the first half of 2014.
Compensation and related expenses increased by $12.7 million due to a 10% increase in personnel, particularly due to growth and expansion in the United Kingdom and Ireland including the launch of KWE. This increase included accrued discretionary compensation. General and administrative expenses increased by $8.9 million primarily due to growing operations in the United Kingdom and Ireland including the launch of KWE.
During the year ended December 31, 2014 we sold 10 condominium units which resulted in $20.7 million of sale-related costs. During the year ended December 31, 2013, we sold 44 condominium units which resulted in $7.9 million of sale-related costs.
Services Segment Operating Expenses

Operating expenses (excluding depreciation and amortization expense) for the year ended December 31, 2014 were approximately $61.1 million as compared to $40.7 million for 2013. The increase is attributable to the following:

Compensation and related expenses increased by $11.4 million due to an increase in personnel, accrued discretionary compensation and stock-based compensation. As a result of the expansion in our Meyers group, we increased our head count in order to service the demand of our customers in the capital sourcing and real estate research for the single-family homebuilding and multifamily apartment industries. Additionally, due to the growth in our Services Consolidated EBITDA, there was an increase in our accrued discretionary compensation.
General and administrative expenses increased by $7.7 million primarily due to the growth of KW Group specifically in the United Kingdom, Ireland, and Meyers.
Commissions and marketing expenses increased by $1.4 million due to the increase in leasing activity during 2014 as compared to 2013.
Corporate Operating Expenses
Operating expenses for the year ended December 31, 2014 were approximately $35.8 million as compared to $21.9 million in 2013. Compensation and related expenses increased by $13.0 million primarily due to the increase in accrued discretionary compensation in connection with the increase in Adjusted EBITDA and the additional resources and costs associated with growing the Company.
Income from Unconsolidated Investments
Investments Segment Income from Unconsolidated Investments

Income from unconsolidated investments generated income of $54.2 million for the year ended December 31, 2014, as compared to income of $41.4 million in 2013. During the second quarter in 2014, the Company and its equity partners sold a portfolio of commercial properties located primarily in Dublin, Ireland to KWE. This transaction was unanimously approved by the independent shareholders of KWE. As a result of the sale, the Company recorded a profit of $26.6 million on its 25% interest in the investment. The current period also includes gains relating to the sale of three commercial properties in the Western United States by Kennedy Wilson and its equity partners.
During 2013, the Company and one of its equity partners foreclosed on a class A office building and an adjacent 3.5 acre site in Dublin, Ireland, resulting in an acquisition-related gain of $30.1 million. The Company's portion of the gain was $15.0 million and was recognized in income from unconsolidated investments.
In 2013, the Company and one of its equity partners converted a mortgage note purchased in the fourth quarter of 2012 by the Company and its equity partners into a 100% equity interest on The Rock, a retail, residential and entertainment center in Manchester, United Kingdom. As a result of the conversion, the unconsolidated investment was required to consolidate the assets and liabilities at fair value. As the fair value of the assets were in excess of the basis in the previously held mortgage note, the unconsolidated investment recognized a $32.3 million acquisition-related gain. The Company's portion of the gain was $16.2 million and was recognized in income from unconsolidated investments.
Additionally, included in income from unconsolidated investments are acquisition costs. During the year ended December 31, 2013, approximately $13.5 million of acquisition costs were included in income from unconsolidated investments. The acquisition costs relate to professional fees and the payment of stamp duty taxes in the United Kingdom and Ireland.
Services Segment Income from Unconsolidated Investments
During the year ended December 31, 2014, income from unconsolidated investments was $5.9 million with no comparable activity in 2013. During the fourth quarter of 2013, Kennedy Wilson along with an equity partner acquired an interest in a loan servicing platform in Spain with approximately €23.0 billion of assets under management. The income recognized during 2014 relates to this acquisition.
Non-Operating Income (Expense)
Acquisition-related gains were $218.1 million for the year ended December 31, 2014 compared to $56.6 million in 2013. On March 31, 2014, Kennedy Wilson and one of its equity partners amended existing operating agreements governing six separate joint ventures that hold real estate-related investments located in the U.K. and Ireland.  Kennedy Wilson has an approximate 50% ownership interest in these investments.  On June 30, 2014, Kennedy Wilson and one of its equity partners amended an existing operating agreement governing 50 multifamily buildings in and around Tokyo, Japan comprising approximately 2,400 units. Kennedy Wilson has an approximate 41% ownership interest in these investments. These joint ventures were previously accounted for by Kennedy Wilson on an equity method basis.  As the fair value of Kennedy Wilson's interests in these properties were in excess of the carrying value, acquisition-related gains of $150.8 million were recorded in the accompanying consolidated statement of operations for the year ended December 31, 2014.
In addition, during the quarter ended March 31, 2014, we foreclosed on a 133,000 square foot retail center and an adjacent 2.4 acre vacant lot in Van Nuys, California. As a result of the foreclosure and taking title to the properties, we consolidated the assets and liabilities at fair value. As the fair value of the assets was in excess of the basis in the previously held mortgage notes, we recognized a $3.7 million acquisition related gain. Also during the quarter ended June 30, 2014, KWE acquired subordinated notes secured by 20 commercial properties located throughout England and Scotland and used its position as a debt holder to secure the acquisition of the underlying properties. This transaction resulted in the recognition of an acquisition-related gain of $15.6 million due to the ability to acquire the underlying real estate at a discount to its fair value.
In August 2014, Kennedy Wilson converted its note secured by the landmark Shelbourne Hotel located in Dublin, Ireland into a direct 100% ownership interest in the property. As a result of taking title to the property, the assets and liabilities were consolidated in KW Group's financial statements at fair value and an acquisition-related gain of $28.6 million was recognized. In December 2014, the Company increased its ownership from approximately 42% to approximately 87% in a previously unconsolidated 750-unit apartment building in the Western U.S.  As a result of gaining control of the asset, the Company was required to consolidate the assets and liabilities at fair value and recognized an acquisition-related gain of $19.5 million of which $3.7 million was allocated to our noncontrolling equity partners.
The acquisition related gains in 2013 are primarily attributable to a $45.1 million gain on the consolidation of the Ritz Carlton, Lake Tahoe and a $9.5 million gain from acquiring a controlling interest in a multifamily property in Northern California. The gain associated with the Ritz Carlton, Lake Tahoe is due to the Company and one of its equity partners amending an existing operating agreement where the Company gained control of the property which was previously accounted for as an equity method investment. The gain associated with the multifamily property was triggered when the Company acquired the interests of some of its equity partners which increased the Company's ownership from 15% to 94%. As a result of obtaining control of both properties and as the fair value was in excess of the carrying value of its ownership interests, the acquisition gains noted above were recognized.
Acquisition related expenses were $19.7 million for the year ended December 31, 2014 compared to $1.6 million in 2013. The increase is primarily due to acquisition activity by KWE for the year, which launched in February 2014.
Interest expense associated with corporate debt was $57.1 million in 2014 as compared to $39.9 million in 2013. The increase in corporate interest expense is attributable to the issuance of $300.0 million aggregate principal of the 2024 Notes which occurred in March 2014 and interest incurred on the revolving line of credit, which had a higher average balance outstanding and committed amount available which both lead to increases in interest expense.
Interest expense associated with the investment debt was $46.3 million in 2014 as compared to $11.8 million. The increase is due to the acquisition of new investments and consolidations of previously consolidated investments in the latter half of 2013 and during 2014, including acquisitions made by and the consolidation of KWE.
Loss on early extinguishment of corporate debt was $27.3 million in 2014 with no comparable activity in 2013. The loss was due to the early repayment of $40 million of our junior subordinated debt in the third quarter and the refinancing of $350 million of 8.75% senior notes due 2019 with the proceeds of $350 million of 5.875% senior notes due 2024 and cash on hand in the fourth quarter. The payoff of the junior subordinated debt and the refinancing of our 8.75% Senior Notes will save the Company approximately $13.7 million annually in interest.
Provision for income taxes was $32.4 million in 2014 as compared to a provision for income taxes of $2.9 million in 2013 due to higher taxable income in the United States. The Company had $114.4 million and $73.2 million of federal and state net operating losses as of December 31, 2013, respectively.
We had net income of $68.2 million attributable to noncontrolling interest during the year ended December 31, 2014 compared to net income attributable to noncontrolling interest of $20.3 million during the same period for 2013. The increase is mainly due to the $78.7 million of the total $218.1 million acquisition-related gains described above being allocated to noncontrolling interest holders and the consolidation of KWE, in which our ownership was 14.9% of KWE's total share capital as of December 31, 2014.
We had accumulated other comprehensive loss of $28.2 million at December 31, 2014 compared to accumulated other comprehensive income of $9.2 million ad December 31, 2013. The decrease of $37.4 million is a result of having increased international investments which are denominated in foreign currencies. During the year December 31, 2014 approximately 45% of our investment account is denominated in foreign currencies that all weakened against the U.S. dollar, including the Euro, the British pound sterling, and the Japanese yen. Fluctuations in foreign currency exchange rates affect reported amounts of our total assets and liabilities, which are reflected in our financial statements as translated into U.S. dollars for each financial reporting period at the exchange rate in effect on the respective balance sheet dates, and our total revenue and expenses, which are reflected in our financial statements as translated into U.S. dollars at the average exchange rate for each financial reporting period.
We routinely monitor our exposure to currency exchange rate changes in connection with our international investments and enter into foreign currency exchange swap, option and forward contracts to limit our exposure to such transactions, as appropriate. We typically hedge 50%-100% of book equity exposure against these foreign currencies. Please refer to note 6 in the notes to our consolidated financial statements for additional information regarding our forward currency contracts and option positions as of December 31, 2014.
KW Group Consolidated Financial Results and Comparison of the Years Ended December 31, 2013 and 2012
KW Group's revenues for the years ended December 31, 2013 and 2012 were $123.1 million and $66.9 million. Total operating expenses for the same periods were $149.1 million and $91.5 million, respectively. Net loss attributable to our common shareholders was $14.5 million and $3.9 million in 2013 and 2012, respectively. Consolidated EBITDA was $177.6 million and $92.1 million in 2013 and 2012, respectively. Adjusted EBITDA was $159.1 million and $97.4 million in 2013 and 2012, respectively. The Company achieved a 93% increase in Consolidated EBITDA and a 59% increase in Adjusted EBITDA for the year ended December 31, 2013 as compared to the same period in 2012.
Revenues
Investments Segment Revenues

Rental and hotel income increased to $43.0 million in 2013 from $8.5 million in 2012. The $34.5 million increase is due to $18.1 million in rental income from new acquisitions and consolidations of previously unconsolidated investments in 2013 and $16.3 million from properties acquired at the end of 2012.
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
Our third party fees increased to $18.1 million during the year ended December 31, 2013 as compared to $15.8 million for the same period in 2012. The $2.3 million or 15% increase primarily relates to the acquisition of Meyers in March 2012.
Our third party commission revenues were at $4.0 million in 2013 as compared to $5.0 million in 2012. The decrease is driven by our auction services business which has historically been countercyclical. Improvements in the U.S. real estate markets have caused auction service revenues to decrease.
Related Party Services
Our related party fees generated revenues of $36.0 million in 2013 compared to $24.5 million in 2012. The $11.5 million, or 47%, increase primarily relates to an increase of $6.6 million in additional asset management fees earned on a loan pool we acquired in the United Kingdom due to the expected resolution period being shortened to two years from the initial budget of three years. In addition, we earned $2.7 million in asset management fees relating to a new loan pool in the United Kingdom that was entered into in December 2012. Also during 2013, additional base management fees were earned mainly due to the admission of new investors into one of our funds and as a result of our increased investment activity in the United Kingdom and Ireland.
In 2013, our related party commission revenues were $10.0 million compared to $8.0 million in 2012. The increase in commission revenues are primarily driven by acquisition fees earned on increased investment activity mainly in the United Kingdom and Ireland.
Additionally, we earn certain fees on investments that we consolidate under US GAAP. As such, these fees are eliminated and excluded from total fees of $46.0 million and $32.5 million as of December 31, 2013 and 2012, respectively. For the year ended December 31, 2013, fees eliminated in consolidation totaled $4.3 million, a slight decrease of $0.3 million from the $4.6 million for the same period in 2012.
Operating Expenses

Investments Segment Operating Expenses

Operating expenses for the year ended December 31, 2013 increased to $84.7 million compared to $41.3 million for the same period in 2012. The increase is attributable to the following:
Compensation and related expenses increased by $9.3 million due to an increase in personnel, particularly due to our growth and expansion in the United Kingdom and Ireland, to source and execute on acquisition opportunities. Additionally, accrued discretionary compensation increased in connection with the increase in Investments Consolidated EBITDA. General and administrative expenses increased by $2.9 million primarily due to increased travel and rental expense relating to our growing operations in the United Kingdom and Ireland.
Rental and hotel operating expenses increased by $14.4 million and depreciation and amortization increased by $11.2 million due to the acquisitions during 2013 and the end of 2012.
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

Compensation and related expenses increased by $6.0 million due to an increase in personnel and in accrued discretionary compensation. As a result of the expansion in our Meyers group, we increased our head count in order to service the demand of our customers in the capital sourcing and real estate research for the single-family homebuilding and multifamily apartment industries. Additionally, due to the growth in our Services Consolidated EBITDA there was an increase in our accrued discretionary compensation.
General and administrative expenses increased by $2.5 million primarily due to the growth of the Company specifically in the United Kingdom and Ireland and the Meyers expansion.
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
Investments Segment Income from Unconsolidated Investments
Income from unconsolidated investments was $29.8 million for the year ended December 31, 2013, as compared to income of $21.5 million in 2012. The income in 2013 and 2012 was primarily derived from conversions of loans into real estate, property sales and fair value gains as further discussed below.
During the year ended December 31, 2013, the Company and its equity partners converted three loans into real estate which resulted in gains of $72.5 million, of which $36.2 million was a gain to us and $36.3 million to our noncontrolling interest holders. In addition, there were gains of $57.1 million, of which $13.4 million was a gain to us and $43.2 million to our noncontrolling interest holders. Included in income from unconsolidated investments are one-time acquisition costs which are non-recurring. During the year ended December 31, 2013, approximately $13.5 million of acquisition costs were included in income from unconsolidated investments.
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
Our share of depreciation generated at the joint venture level was $46.7 million and $22.6 million for the years ended December 31, 2013 and 2012. We look at income from unconsolidated investments plus our share of the joint ventures depreciation to get a better sense of earnings before depreciation and amortization. Those amounts were $76.5 million and $44.1 million for the years ended December 31, 2013 and 2012, respectively, representing a 73% increase.
Investments Segment Income from Unconsolidated Investments
Income from unconsolidated investments generated income of $13.5 million in 2013 as compared to $9.2 million in 2012.
Before August 2012 and December 31, 2013, we acquired three additional loan pools in the United Kingdom and one in Ireland which together provided $2.3 million of additional interest income during the year ended December 31, 2013. We accreted an additional $0.6 million of interest income on a loan pool we acquired in the United Kingdom as compared to the same period in 2012 due to the expected resolution period being shortened to two years from the initial budget of three years. Additionally, we had a $2.6 million increase in accreted income from loan pools in the Western United States due to an increase in resolution periods on one pool in 2012 which led to a decrease in accreted income for the year ended December 31, 2012. Offsetting these increases in the year ended December 31, 2013 was a $1.2 million decrease in interest income on our notes receivable mainly due to a note we held on a multifamily property that was converted to real estate at the end of 2012.
Non-Operating Income (Expenses)
Acquisition-related gains were $56.6 million for the year ended December 31, 2013 compared to $25.5 million for the same period in 2012. The acquisition related gains in 2013 are primarily attributable to a $45.1 million gain on the consolidation of the Ritz Carlton, Lake Tahoe and a $9.5 million gain from acquiring a controlling interest in a multifamily property in Northern California. The gain associated with the Ritz Carlton, Lake Tahoe is due to the Company and one of its equity partners amending an existing operating agreement where the Company gained control of the property which was previously accounted for as an equity method investment. The gain associated with the multifamily property was triggered when the Company acquired the interests of some of its equity partners which increased the Company's ownership from 15% to 94%. As a result of obtaining control of both properties and as the fair value was in excess of the carrying value of its ownership interests, the acquisition gains above were recognized. The acquisition-related gains in 2012 is mainly due to a change of control and resulting consolidation of KW Property Fund II, LP ("Fund II"), a limited partnership that had been previously accounted for using the equity method. As the fair value was in excess of the carrying value of our equity method ownership interest, we recorded an acquisition related gain in the amount of $22.8 million.
Acquisition related expenses were $1.6 million for the year ended December 31, 2013 compared to $0.7 million for the same period in 2012. The increase is due to increased acquisition activity and the write off of costs associated with potential acquisitions which ultimately did not materialize.
Interest expense associated with corporate debt was $39.9 million in 2013 as compared to $26.1 million in 2012. The increase is due to the issuance of an additional $100.0 million aggregate principal of the 2019 Notes and $55.0 million aggregate principal of the 2042 Notes which both occurred in December 2012. Also, our revolving line of credit had a higher average balance outstanding and committed amount available in 2013 as compared to 2012, which both led to increases in interest expense.
Interest expense associated with investments was $11.8 million in 2013 as compared to $2.5 million. The increase is due to the acquisitions that we closed during 2013 and the end of 2012.
There were no gains on marketable securities during the year ended December 31, 2013 compared to $4.3 million during 2012. The gain in the prior period related to the sale of the Company's investment in the ordinary stock of the Bank of Ireland.
Foreign currency translation loss was $2.8 million during the year end December 31, 2013 compared to no comparable activity in the prior period due to the recognition of foreign currency loss on a loan pool we acquired in the United Kingdom as the investment was substantially liquidated at the end of 2013.
Provision for income taxes was $2.9 million in 2013 as compared to a benefit from income taxes of $0.2 million in 2012 due to higher taxable income in the United States. The Company had $114.4 million and $73.2 million of federal and state net operating losses as of December 31, 2013.

We had net income of $20.3 million attributable to a non-controlling interests in 2013 compared to $2.5 million in 2012. The increase is due to $22.6 million of the Ritz Carlton, Lake Tahoe acquisition-related gain of the total $56.6 million described above being allocated to the Company's non-controlling equity partner. This was offset by interest and depreciation expense associated with Fund II being allocated to noncontrolling interest holders. During 2012 the net income attributable to non-controlling interest holders was primarily due to a gain from the sale of a multifamily property.
Liquidity and Capital Resources
Our liquidity and capital resources requirements include acquisitions of real estate and real estate related assets, capital expenditures for consolidated real estate and unconsolidated investments and working capital needs. We finance these operations with internally generated funds, borrowings under our revolving lines of credit, sales of equity and debt securities and cash out refinancings to the extent they are available and fit within our overall portfolio leverage strategy. Our investments in real estate are typically financed with equity from our balance sheet, third party equity and mortgage loans secured primarily by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral, subject to limited customary exceptions. In some cases, we guarantee a portion of the loan related to a consolidated property or an unconsolidated investment, usually until some condition, such as completion of construction or leasing or certain net operating income criteria, has been met. We do not expect these guarantees to materially affect liquidity or capital resources. Please refer to the "Off Balance Sheet Arrangements" section for further information. Historically, we have not required significant capital resources to support our brokerage and property management operations.
We believe that our existing cash and cash equivalents plus capital generated from property management and leasing, brokerage, sales of real estate owned, collections from loans and loan pools, as well as our current revolving line of credit, will provide us with sufficient capital requirements to maintain our current portfolio for at least the next twelve months.
To the extent that we engage in additional strategic investments, including real estate, note portfolios, or acquisitions of other real estate related companies or real estate related securities, we may need to obtain third party financing which could include bank financing or the public sale or private placement of debt or equity securities.
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
Our need to raise funds from time to time to meet our capital requirements will depend on many factors, including the success and pace of the implementation of our strategy for strategic and accretive growth. We regularly monitor capital-raising alternatives to be able to take advantage of other available avenues to support our working capital and investment needs, including strategic partnerships and other alliances, bank borrowings (including cash-out refinances), and the sale of equity or debt securities. We expect to meet the repayment obligations of our senior notes and borrowing under our line of credit from cash generated by our business activities, including the sale of assets and the refinancing of debt.
During the year ended December 31, 2014, the Company generated a book loss of $62.3 million related to operations in the United Kingdom and Ireland. A foreign tax benefit of $3.9 million is included in the consolidated tax provision for income taxes related to the portion of income earned directly by subsidiaries in the United Kingdom and Ireland for the year ended December 31, 2014. U.S. domestic taxes have not been provided for in the consolidated tax provision on amounts earned directly by these subsidiaries since it is the Company's plan to indefinitely invest amounts earned by these subsidiaries in the United Kingdom and Ireland operations. If these subsidiaries' cumulative earnings were repatriated to the United States additional U.S. domestic taxes of $4.5 million would be incurred. Additionally, approximately $741.3 million of our consolidated cash and cash equivalents is held by our subsidiaries in the United Kingdom, Ireland and Japan.

Foreign Currency and Currency Derivative Instruments

Fluctuations in foreign exchanges rates may have a significant impact on the results of our operations. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. We typically hedge 50%-100% of book equity exposure against these foreign currencies.
As of December 31, 2014, approximately 45% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and there we consider our equity investment as the appropriate exposure to evaluate for hedging purposes.

For 2014 and 2013, we recorded a gain, net of taxes, of $9.5 million and $3.1 million, respectively, in other comprehensive income as the portion of the currency forward contract used to hedge the currency exposure of certain of our wholly owned, controlled subsidiaries and unconsolidated investments that qualify as a net investment hedge under ASC Topic 815.
Cash Flows
The following table summarizes the cash provided by or used in our operating, investing and financing activities for the years ended December 31, 2014 and December 31, 2013:

	Year ended December 31,
(Dollars in millions)	2014	2013
Net cash provided by operating activities	$98.1	$31.3
Net cash used in investing activities	(2,473.2)	(348.8)
Net cash provided by financing activities	3,163.4	371.4
Operating
Our cash flows from operating activities are primarily dependent upon the occupancy levels of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, and the level of operating expenses and other general and administrative costs, including operating distributions from our unconsolidated investments, revenues from our services business net of operating expenses, and payment of interest expense on the Company's corporate and consolidated investment debt.  Net cash provided by operating activities totaled $98.1 million for the year ended December 31, 2014 as compared to $31.3 million for the year ended December 31, 2013.
Investing
Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in unconsolidated investments, capital expenditures, purchases of loans secured by real estate, as well as return of capital investments from dispositions or refinances on our investments and resolutions in our loan participations and loan pools. Net cash used in investing activities totaled $2.5 billion for the year ended December 31, 2014. The increase was primarily due to $2.0 billion of purchases and additions to real estate by KW Group (including $1.7 billion by KWE). In addition, KW Group invested $536.8 million (including $373.2 million by KWE) to fund our equity in loans. The investment in the loans were mainly for the acquisition of notes secured by the Shelbourne Hotel in Dublin, Ireland (100% owned by KWH) and the acquisition of subordinated notes throughout Ireland and the United Kingdom by KWE. Additionally, $167.7 million of equity was invested in unconsolidated investments of which $29.2 million related to the of acquisition of a loan portfolio by KWE and $57.2 million related to the acquisition of a portfolio of 14 assets comprised of commercial, retail and industrial assets which was subsequently contributed into KWE as part of its initial public offering. The cash used in the aforementioned investing activities was offset by receipt of $111.8 million in distributions from our unconsolidated investments primarily due to refinancing of property level debt and the sale of underlying properties.
Net cash used in investing activities totaled $348.8 million for the year ended December 31, 2013. We invested $322.7 million of equity in unconsolidated investments of which $265.5 million was for new investments and $57.2 million for contributions to existing joint venture investments to pay off external debt, fund our share of a development project, and for working capital needs. Of the new investments, $216.1 million was for 56 commercial properties in Ireland and the United Kingdom, one multifamily property in Ireland, and a servicing business in Spain. The remaining $49.4 million of new investments was for four commercial properties, two multifamily properties, and three projects all in the Western United States. We invested $168.5 million in the acquisitions of consolidated real estate relating to three multifamily and four commercial properties in the Western United States as well as one commercial property in Ireland. In addition, we invested $96.6 million to fund our equity in new and existing loans.
The cash used in the aforementioned investing activities was offset by $93.9 million in distributions from our loan pools primarily due to loan resolutions and the receipt of $81.5 million in distributions from our joint ventures. The $81.5 million of distributions is comprised of refinancing of property level debt of $52.9 million, $15.6 million from the sale of underlying properties, and $10.8 million from the settlement of several Japanese yen-related hedges. In addition, we received $46.0 million due to the settlement of loans.

Financing

Our net cash related to financing activities is generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash provided by financing activities totaled $3.2 billion for the year ended December 31, 2014. This was primarily due to proceeds, net of issuance costs, of $1.8 billion from noncontrolling interest holders for the initial public offering of KWE, net proceeds of $190.6 million received from the issuance of 9.2 million shares of common stock primarily to institutional investors, the issuance of $650.0 million of senior notes which generated $647.2 million in proceeds, and $1.3 billion of proceeds from mortgage loans to finance and refinance consolidated property acquisitions of which $921.8 million related to financing by KWE. These were offset by repayment of $345.8 million of investment debt, of which $256.9 million were related to repayments by KWE, and the extinguishment of our junior subordinated debt of $40 million and the payment of cash dividends of $38.9 million to our common and preferred shareholders.

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

Since our common stock became listed on the NYSE in November 2009 through December 31, 2014, cumulative preferred and common dividends declared were $40.7 million and $72.9 million, respectively, and are included as a component of retained earnings in the accompanying consolidated balance sheet and consolidated statement of equity.

Contractual Obligations and Commercial Commitments
At December 31, 2014, our contractual cash obligations, including debt, lines of credit, and operating leases included the following:

	Payments due by period
(Dollars in millions)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations
Borrowings: (1)
Investment debt(2)	$2,180.5	$108.8	$295.4	$1,253.1	$523.2
Senior notes(3)	705.0	—	—	—	705.0
Line of Credit	125.0	—	125.0	—	—
Total borrowings	3,010.5	108.8	420.4	1,253.1	1,228.2
Operating leases	9.9	3.1	3.9	1.5	1.4
Total contractual cash obligations	$3,020.4	$111.9	$424.3	$1,254.6	$1,229.6
—————

(1)
See Notes 8-11 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year-$108.5 million; 1-3 years-$299.4 million; 4-5 years-$150.6 million; After 5 years: $263.1 million. The interest payments on variable rate debt have been calculated at the interest rate in effect as of December 31, 2014.

(2)	Excludes $15.4 million of unamortized debt premiums on investment debt.

(3)	Excludes $2.6 million of net unamortized debt discount on senior notes.
Indebtedness and Related Covenants
The following describes our corporate indebtedness and related covenants.
Senior Notes Payable

In March 2014, Kennedy-Wilson, Inc., completed a public offering of $300.0 million aggregate principal amount of 5.875% Senior Notes due 2024 (the “2024 Notes”), for approximately $290.7 million, net of discount and estimated offering expenses. The 2024 Notes were issued pursuant to an indenture dated as of March 25, 2014, by and among Kennedy-Wilson, Inc., as issuer, and Wilmington Trust National Association, as trustee, as supplemented by a supplemental indenture, dated as of March 25, 2014, by and among Kennedy-Wilson, Inc. as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantors, and Wilmington trust National Association, as trustee (the indenture, as so supplemented, the“2024 Indenture”). The issuer's obligations under the 2024 Notes are fully and unconditionally guaranteed by Kennedy-Wilson Holdings, Inc. and the subsidiary guarantors. At any time prior to April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at the redemption price specified in the 2024 Indenture, plus accrued and unpaid interest, if any, to the redemption date. Prior to April 1, 2017, the issuer may also redeem up to 35% of the 2024 Notes from the proceeds of certain equity offerings. Interest on the 2024 Notes accrues at a rate of 5.875% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2014. The 2024 Notes will mature on April 1, 2024. In November 2014, the Company completed an additional public offering of $350.0 million aggregate principal amount of 5.875% Senior Notes, due 2024. The Notes have substantially identical terms as the "2024 Notes" mentioned above, and are treated as a single series with the "2024 Notes" under the 2024 Indenture. The additional 2024 Notes were issued and sold at a public offering price of 100.0% of their principal amount, plus accrued interest from, and including, October 1, 2014. The amount of the 2024 Notes included in the accompanying consolidated balance sheets was $647.4 million at December 31, 2014.

In December 2012, Kennedy-Wilson, Inc. completed a public offering of $55.0 million aggregate principal amount of 7.750% Senior Notes due 2042 (the "2042 Notes"). The 2042 Notes were issued pursuant to an indenture dated as of November 28, 2012, by and among Kennedy-Wilson, Inc., as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantors and Wilmington Trust National Association, as trustee, as amended by various subsequent supplemental indentures. The issuer's obligations under the 2042 Notes are fully and unconditionally guaranteed by Kennedy Wilson and certain subsidiary guarantors. At any time prior to December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. Interest on the 2042 Notes accrues at a rate of 7.750% per annum and is payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. The 2042 Notes will mature on December 1,

2042. The amount of the 2042 Notes included in the accompanying consolidated balance sheets was $55.0 million at December 31, 2014.
In April 2011, Kennedy-Wilson, Inc. issued $200.0 million in aggregate principal amount of its 8.750% Senior Notes due 2019, for approximately $198.6 million, net of discount. An additional $50.0 million in aggregate principal amount of its 8.750% Senior Notes due 2019 was issued in April 2011 for approximately $50.8 million, net of premium. In December 2012, Kennedy-Wilson, Inc. issued an additional $100.0 million aggregate principal amount of these 8.750% senior notes for approximately $105.3 million, net of premium and pre-issuance accrued interest. Collectively, these notes are referred to as "the 2019 Notes." In November 2014, Kennedy Wilson extinguished its 2019 Notes with an aggregate face value of $350.0 million (and an aggregate carrying value of $353.5 million) for $380.1 million with the proceeds from the November 2014 issuance of 2024 Notes, together with cash on hand, which resulted in a $25.8 million loss on early extinguishment of corporate debt.
Borrowings under Line of Credit
KWH Facility

Kennedy-Wilson, Inc. has an unsecured revolving credit facility ("KWH Facility") with U.S. Bank, East-West Bank and Bank of Ireland that bears interest at a rate equal to LIBOR plus 2.75% and has a maturity date of October 1, 2016. In July 2014 Kennedy-Wilson, Inc. increased its unsecured corporate line of credit facility from $140.0 million to $300.0 million. The increase was driven by the admission of Bank of America, N.A., Deutsche Bank AG New York Branch and J.P. Morgan Chase Bank, N.A. to the existing lender syndicate and an increased commitment from The Governor and Company of the Bank of Ireland. As of December 31, 2014, the unsecured credit facility had a balance of $125.0 million outstanding and $175.0 million was still available.
KWE Facility

In August 2014, KWE entered into a three year unsecured floating rate revolving debt facility ("KWE Facility") of approximately $350 million (£225 million) with a syndicate of banks. The facility was undrawn as of December 31, 2014. The KWE Facility requires KWE to maintain (i) a maximum consolidated leverage ratio (as defined in the revolving loan agreement not to exceed 60%; (ii) minimum net asset value not to fall below IFRS NAV (as defined in the KWE Facility agreement) of £744.4 million plus 75% of equity proceeds received by subsidiaries; (iii) a minimum fixed charge coverage ratio where consolidated EBITDA to consolidated fixed charges not to be less than 1.5 to 1.0 for the last four quarters; (iv) minimum unsecured interest where property level net operating income ("NOI") and loan asset NOI to interest expense on unsecured debtors not to be less than 1.9 to 1.0 for the last four quarters; and (v) a maximum secured recourse indebtedness for consolidated secured recourse debt to not exceed 2.5% of total asset value at any time. As of December 31, 2014, the unsecured credit facility was undrawn with £225 million available.
Junior Subordinated Notes
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
Debt Covenants
The unsecured credit facility with U.S. Bank, East West Bank, Bank of Ireland, Bank of America, N.A., Deutsche Bank AG New York Branch and J.P. Morgan Chase Bank, N.A., and the indentures governing the 2024 Notes and 2042 Notes contain numerous restrictive covenants that, among other things, limit Kennedy Wilson's and certain of its subsidiaries' ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The unsecured credit facility requires Kennedy Wilson to maintain a minimum tangible net worth and a specified amount of cash and cash equivalents.
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
As of December 31, 2014, Kennedy Wilson's rent adjusted fixed charge coverage ratio was 2.99 to 1.00, its balance sheet leverage ratio was 0.98 to 1.00, and its effective tangible net worth and its unrestricted cash, cash equivalents and publicly traded marketable securities were $944.2 million and $841.1 million, respectively, and Kennedy-Wilson, Inc. was in compliance with these covenants.
The indentures governing the 2024 Notes and 2042 Notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of December 31, 2014, the balance sheet leverage ratio was 0.92 to 1.00.
Off-Balance Sheet Arrangements
Guarantees
We have provided guarantees associated with loans secured by assets held in various unconsolidated investments. The maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $54.9 million at December 31, 2014. The guarantees expire by the year end of 2021 and our performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sales proceeds of the property. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
As of December 31, 2014, we have unfulfilled capital commitments totaling $33.1 million to our unconsolidated investments. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
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
Our exposure to market risk from changing prices consists primarily of fluctuations in rental rates of commercial and residential properties, market interest rates on residential mortgages and debt obligations and real estate property values. The revenues associated with the commercial services businesses are impacted by fluctuations in interest rates, lease rates, real property values and the availability of space and competition in the market place. Commercial service revenues are derived from a broad range of services that are primarily transaction driven and are therefore volatile in nature and highly competitive. The revenues of the property management operations with respect to rental properties are highly dependent upon the aggregate rents of the properties managed, which are affected by rental rates and building occupancy rates. Rental rate increases are dependent upon market conditions and the competitive environments in the respective locations of the properties. Employee compensation is the principal cost element of property management. To the extent that we engage in development activities, we may have exposure to changing prices in materials or cost of labor.

Qualitative and Quantitative Disclosures about Market Risk
The primary market risk exposure of our Company relates to changes in interest rates in connection with our short-term borrowings, some of which bear interest at variable rates based on the lender’s base rate, prime rate, EURIBOR, GBP LIBOR, or LIBOR plus an applicable borrowing margin. These borrowings do not give rise to a significant interest rate risk because they have short maturities. However, the amount of income or loss we recognize for unconsolidated joint ventures may be impacted by changes in interest rates. Historically, the impact from the changes in rates has not been significant. Our exposure to market risk also consists of foreign currency exchange rate fluctuations related to our international operations, which has grown due to the Company's growth of international investments. The Company routinely monitors our exposure to currency exchange rate changes in connection with our international investments and enter into foreign currency exchange swap, option and forward contracts to limit our exposure to such transactions, as appropriate.
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of December 31, 2014, 43% of our consolidated property level debt is fixed rate, 38% is floating rate with interest caps and 19% is floating rate without interest caps.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of December 31, 2014. The expected maturity categories take into consideration actual amortization of principal and do not take into consideration reinvestment of cash. The weighted average interest rate for the various assets and liabilities presented are actual as of December 31, 2014. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
	2015	2016	2017	2018	2019	Thereafter	Total	December 31, 2014
	(Dollars in millions)
Interest rate sensitive assets
Cash equivalents	$937.7	$—	$—	$—	$—	$—	$937.7	$937.7
Average interest rate	0.30%	—%	—%	—%	—%	—%	0.30%	—
Fixed rate receivables	301.4	6.1	5.9	—	—	—	313.4	313.4
Average interest rate (1)	10.50%	6.26%	2.16%	—%	—%	—%	7.08%	—
Variable rate receivables	—	—	—	—	—	—	—	—
Average interest rate	—%	—%	—%	—%	—%	—%	—%	—
Total	$1,239.1	$6.1	$5.9	$—	$—	$—	$1,251.1	$1,251.1
Weighted average interest rate (1)	0.41%	6.26%	2.16%	—%	—%	—%	0.46%
Interest rate sensitive liabilities
Variable rate borrowings	$90.2	$155.4	$74.9	$55.8	$943.0	$50.2	$1,369.5	$1,383.9
Average interest rate	5.47%	2.94%	3.01%	4.08%	2.45%	2.24%	2.79%	—
Fixed rate borrowings	2.9	12.0	57.5	23.7	102.2	1,442.7	1,641.0	1,660.9
Average interest rate	5.00%	6.75%	1.61%	3.60%	4.38%	4.62%	4.50%	—
Total	$93.1	$167.4	$132.4	$79.5	$1,045.2	$1,492.9	$3,010.5	$3,044.8
Weighted average interest rate	5.46%	3.21%	2.40%	3.94%	2.64%	4.54%	3.72%

(1) Interest rate sensitive assets' weighted average interest rates are exclusive of non-performing receivables
Critical Accounting Policies
BASIS OF PRESENTATION — The consolidated financial statements include the accounts of ourselves and voting interest entities which we control. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, we evaluate our relationships with other entities to identify whether they are variable interest entities ("VIE") as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 810 – Consolidation and to assess whether we are the primary beneficiary of such entities. In determining whether we are the primary beneficiary of a VIE, qualitative and quantitative factors are considered, including, but not limited to: the amount and characteristics of our investments; the obligation or likelihood for us to provide financial support; and our ability to control or significantly influence key decisions for the VIE. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions. As of December 31, 2014, Kennedy Wilson has one VIE that that is treated as an unconsolidated investments as discussed in the policy below.
Our investments in unconsolidated subsidiaries in which we have the ability to exercise significant influence over operating and financial policies, but do not control, or entities which are VIEs in which we are not the primary beneficiary are accounted for under the equity method. Accordingly, our share of the earnings from these equity-method basis companies are included in our consolidated statements of operations. As of December 31, 2014, we had investments in one unconsolidated subsidiaries which is a VIE in which we are not the primary beneficiary and therefore account for them under the equity method.
REVENUE RECOGNITION — Revenue consists of management and leasing fees (including performance fees), commissions, rental and hotel income, sales of real estate and loan income.
Management fees are primarily comprised of investment management, property services, and research fees. Investment management fees are earned from KWE and from limited partners of funds, co-investments, or separate accounts and are generally based on a fixed percentage of committed capital or net asset value. Property services fees are earned for managing the operations of real estate assets and are generally based on a fixed percentage of the revenues generated from the respective real estate assets. Research fees are earned from consulting arrangements. These fees are recognized as revenue ratably over the period that the respective services are performed.
Performance fees or carried interest are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds and loan pool participations based on the cumulative performance of the fund and loan pools and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, Kennedy Wilson calculates the performance fee that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. Substantially all of the performance fees are recognized in investment management fees and substantially all of the carried interest is recognized in income from unconsolidated investments in our consolidated statements of operations. Total performances fees recognized to date through December 31, 2014 that may be reversed in future periods if there is negative fund performance totaled $15.8 million. Performance fees recognized during the years ended December 31, 2014, 2013, and 2012 were $8.5 million, $17.5 million and $8.6 million and are included in accounts receivable—related parties in the accompanying consolidated balance sheet.
KWE is externally managed by one of our wholly-owned subsidiaries (“KWE Manager”) pursuant to an investment management agreement in which Kennedy Wilson will be entitled to receive certain management and performance fees.  KWE Manager is paid an annual management fee (payable quarterly in arrears) equal to 1% of KWE’s adjusted net asset value (EPRA NAV). The management fee payable to KWE Manager is paid half in cash and half in shares of KWE. KW Manager earned $14.0 million in management fees which is eliminated in consolidation due to our consolidation of KWE.
A wholly-owned subsidiary of Kennedy Wilson is also entitled to receive an annual performance fee equal to 20% of the lesser of (i) the excess of the shareholder return for the relevant year (defined as the change in KWE’s adjusted net asset value per ordinary share) over a 10% annual return hurdle, and (ii) the excess of year-end adjusted net asset value per ordinary share over a “high water mark.”  The performance fee is payable in shares of KWE that vest equally over a three-year period. No such fee has been earned by Kennedy Wilson as of December 31, 2014. If earned, these fees would also be eliminated in consolidation.
Commissions primarily consist of acquisition fees, auction and real estate sales commissions, leasing commissions, and consulting fees. Acquisition fees are earned for identifying and closing investments on behalf of investors and are based on a fixed percentage of the acquisition price. Acquisition fees are recognized upon the successful completion of an acquisition after all required services have been performed. In the case of auction and real estate sales commissions, the revenue is generally recognized when escrow closes. In accordance with the guidelines established for Reporting Revenue Gross as a Principal versus Net as an Agent in the ASC Subtopic 605-45, KW Group records commission revenues and expenses on a gross basis. Of the criteria listed in the Subtopic 605-45, Kennedy Wilson is the primary obligor in the transaction, does not have inventory risk, performs all or part of the service, has credit risk, and has wide latitude in establishing the price of services rendered and discretion in selection of agents and determination of service specifications. Leasing fees that are payable upon tenant occupancy, payment of rent or other events beyond Kennedy Wilson's control are recognized upon the occurrence of such events.
Rental income from operating leases is generally recognized on a straight-line basis over the terms of the leases. Hotel income is earned when rooms are occupied or goods and services have been delivered or rendered.
Sales of real estate are recognized when title to the real property passes to the buyer and there is no continuing involvement in the real property. KW Group follows the requirements for profit recognition as set forth by the Sale of Real Estate ASC Subtopic 360-20.
Interest income from investments in loans acquired at a discount are recognized using the effective interest method. Interest income from investments in loans which KW Group originates are recognized at the stated interest rate. When a loan or loans are acquired with deteriorated credit quality primarily for the rewards of collateral ownership, such loans are accounted for as loans until KW Group is in possession of the collateral. However, accrual of income is not recorded during the conversion period under ASC Subtopic 310-30-25. Income is recognized to the extent that cash is received from the loan.
REAL ESTATE ACQUISITIONS — When acquiring a property, the purchase price of acquired properties is recorded to land, buildings and building improvements and intangible lease value (value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values in accordance with Business Combinations ASC Subtopics 805-10. Acquisition-related costs are expensed as incurred.
The valuations of real estate are based on management estimates of the real estate assets using income and market approaches. The indebtedness securing the real estate are valued, in part, based on third party valuations and management estimates also using an income approach.

NONCONTROLLING INTERESTS — Noncontrolling interests are reported within equity as a separate component of Kennedy Wilson's equity in accordance with Noncontrolling Interests in Consolidated Financial Statements ASC Subtopic 810-10. Revenues, expenses, gains, losses, net income or loss, and other comprehensive income are reported in the consolidated statements of operations at the consolidated amounts and net income and comprehensive income attributable to noncontrolling interests are separately stated. Due to the launch and consolidation of KWE and the Company's 14.9% ownership there has been a large increase in noncontrolling interest during 2014. Management fees earned by KWE Manger for managing KWE are eliminated in consolidation however the amount attributable to the noncontrolling interest holders of KWE are recognized through net income (loss) attributable to noncontrolling interest holders.

FOREIGN CURRENCIES — The financial statements of subsidiaries located outside the United States are measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The foreign currencies include the Euro, the British pound sterling, and the Japanese yen. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in the consolidated statements of equity and comprehensive income as a component of accumulated other comprehensive income. The Company hedges its investments in foreign subsidiaries with forward and option contracts as discussed below.
DERIVATIVE INSTRUMENTS AND HEDGING — KW Group holds derivatives to reduce our exposure to foreign currencies. We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. If the derivative qualifies for hedge accounting, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of the stockholders’ equity accounts. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.
UNCONSOLIDATED INVESTMENTS — KW Group has a number of joint venture interests that were formed to acquire, manage, and/or sell real estate and invest in loan pools and discounted loan portfolios. Investments in unconsolidated investments are accounted for under the equity method of accounting as KW Group can exercise significant influence, but does not have the ability to control the unconsolidated investment. An investment in an unconsolidated investment is recorded at its initial investment and is increased or decreased by KW Group’s share of income or loss, plus additional contributions and less distributions. A decline in the value of an unconsolidated investment that is other than temporary is recognized when evidence indicates that such a decline has occurred in accordance with Equity Method Investments ASC Subtopic 323-10. As of December 31, 2014, the Company also had an investment in a joint venture which is a VIE in which the Company is not the primary beneficiary and therefore accounts for it under the equity method as well.
Profits on the sale of real estate held by unconsolidated investments in which KW Group has continuing involvement are deferred until such time that the continuing involvement has been concluded and all the risks and rewards of ownership have passed to the buyer. Profit on sales to unconsolidated investment in which KW Group retains an equity ownership interest results in partial sales treatment in accordance with Sale of Real Estate ASC Subtopic 360-20, thus deferring a portion of the gain as a result of KW Group’s continuing ownership percentage in the unconsolidated investment.
The Company has three investments in joint ventures, KW Property Fund III, L.P. ("KW Fund III"), Kennedy Wilson Real Estate Fund IV, L.P. ("Fund IV") and Kennedy Wilson Real Estate Fund V, L.P. ("Fund V") (collectively the "Funds") that are investment companies under the Investment Companies ASC Subtopic 946-10. Thus, the Funds reflect their investments at fair value, with unrealized gains and losses resulting from changes in fair value reflected in their earnings. Kennedy Wilson has retained the specialized accounting for the Funds pursuant to Retention of Specialized Accounting for Investments in Consolidation ASC Subtopic 810-10 in recording its equity in joint venture income from the Funds.

Additionally, Kennedy Wilson elected the fair value option for three investments in unconsolidated investment entities. Kennedy Wilson elected to record these investments at fair value to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations.
Interest income from investments in loan pool participations are recognized on a level yield basis under the provisions of Loans and Debt Securities Acquired with Deteriorated Credit Quality ASC Subtopic 310-30, where a level yield model is utilized to determine a yield rate which, based upon projected future cash flows, accretes interest income over the estimated holding period. In the event that the present value of those future cash flows is less than net book value, a loss would be immediately recorded. When the future cash flows of a note cannot be reasonably estimated, cash payments are applied to the cost basis of the note until it is fully recovered before any interest income is recognized.
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

Recently Issued Accounting Pronouncements
On April 10, 2014, the FASB issued ASU 2014-08, which amends the definition of discontinued operations and requires additional disclosures for disposal transactions that do not meet the revised discontinued operations criteria. ASU 2014-08 is required to be adopted for fiscal years beginning after December 15, 2014, with early adoption permitted. Our early adoption of this pronouncement on January 1, 2014 did not have a material impact on KW Group's consolidated financial statements.
In May 2014, the FASB issued an accounting standard update that will use a five-step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. The model will identify the contract, identify any separate performance obligations in the contract, determine the transaction price, allocate the transaction price and recognize revenue when the performance obligation is satisfied. The new standard will replace most existing revenue recognition in GAAP when it becomes effective for the Company on January 1, 2017. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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
We have audited the accompanying consolidated balance sheets of Kennedy-Wilson Holdings, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the years in the three‑year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules III to IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kennedy-Wilson Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations in 2014 due to the adoption of FASB Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kennedy-Wilson Holdings, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
March 2, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Kennedy-Wilson Holdings, Inc.:
We have audited Kennedy-Wilson Holdings, Inc.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kennedy-Wilson Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Kennedy-Wilson Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kennedy-Wilson Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2014 as well as the financial statement schedules III and IV, and our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements and schedules.

/s/ KPMG LLP
Los Angeles, California
March 2, 2015

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Dollars in millions)

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$174.6	$170.2
Cash held by consolidated investments	763.1	8.0
Accounts receivable (including $18.0 and $11.4 of related party)	55.6	16.6
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	4,228.1	688.1
Unconsolidated investments	492.2	786.1
Loans (including $0 and $4.1 of related party)	313.4	56.8
Other assets	305.1	73.0
Total assets	6,332.1	1,798.8

Liabilities
Accounts payable, accrued expenses and other liabilities	$264.9	$129.1
Senior notes payable	702.4	409.0
Investment debt	2,195.9	401.8
Line of Credit	125.0	—
Junior subordinated	—	40.0
Total liabilities	3,288.2	979.9

Equity
Cumulative preferred stock, $0.0001 par value: 1,000,000 shares authorized $1,000 per share liquidation preference	—	—
Common Stock, 96,091,446 and 82,592,607 shares issued outstanding as of December 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	991.3	801.3
Retained earnings (accumulated deficit)	(62.0)	(42.2)
Accumulated other comprehensive (loss) income	(28.2)	9.2
Total Kennedy-Wilson Holdings, Inc. shareholders’ equity	901.1	768.3
Noncontrolling interests	2,142.8	50.6
Total equity	3,043.9	818.9
Total liabilities and equity	$6,332.1	$1,798.8
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Dollars in millions, except per share data)

	Year ended December 31,
	2014	2013	2012
Revenue
Investment management, property services, and research fees (includes $57.4, $46.0, and $32.5 of related party fees)	$82.6	$68.1	$53.3
Rental and hotel	270.2	43.0	8.5
Loans and other income	17.4	1.9	2.8
Sale of real estate	28.4	10.1	2.3
Total revenue	398.6	123.1	66.9
Operating expenses
Commission and marketing expenses	5.6	3.6	4.6
Rental and hotel operating expense	116.4	18.9	4.5
Cost of real estate sold	20.7	7.9	2.2
Compensation and related expenses	113.8	76.7	55.8
General and administrative	42.1	24.6	19.5
Depreciation and amortization	104.5	17.4	4.9
Total operating expenses	403.1	149.1	91.5
Income from unconsolidated investments	54.2	41.4	27.9
Operating income (loss)	49.7	15.4	3.3
Non-operating income (expense)
Acquisition-related gains	218.1	56.6	25.5
Acquisition-related expenses	(19.7)	(1.6)	(0.7)
Interest expense - investment	(46.3)	(11.8)	(2.5)
Interest expense - corporate debt	(57.1)	(39.9)	(26.1)
Early extinguishment of corporate debt	(27.3)	—	—
Other income (expense)	5.1	(1.9)	7.0
Income before (provision for) benefit from income taxes	122.5	16.8	6.5
(Provision for) benefit from income taxes	(32.4)	(2.9)	0.2
Net income	90.1	13.9	6.7
Net (income) attributable to the noncontrolling interests	(68.2)	(20.3)	(2.5)
Preferred stock dividends and accretion of issuance costs	(8.1)	(8.1)	(8.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$13.8	$(14.5)	$(3.9)
Basic Earnings per share (a)
Income (loss) per basic	$0.14	$(0.21)	$(0.07)
Weighted average shares outstanding for basic	89,200,855	71,159,919	55,285,833
Diluted Earnings per share (a)
Income (loss) per diluted	$0.14	$(0.21)	$(0.07)
Weighted average shares outstanding for diluted	91,555,214	71,159,919	55,285,833
Dividends declared per common share	$0.36	$0.28	$0.20
—————
(a)  EPS amounts may not add due to rounding.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in millions)

	Year ended December 31,
	2014	2013	2012

Net income	$90.1	$13.9	$6.7
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	(0.2)	—	3.3
Unrealized foreign currency translation (loss) gain	(46.4)	(9.3)	(1.5)
Amounts reclassified from accumulated other comprehensive income	(7.1)	2.8	—
Unrealized gain (loss) on foreign currency derivatives	16.3	3.1	5.7
Total other comprehensive (loss) income for the period	(37.4)	(3.4)	7.5

Comprehensive income	52.7	10.5	14.2
Comprehensive income attributable to noncontrolling interests	(15.6)	(20.3)	(2.6)
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$37.1	$(9.8)	$11.6

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Dollars in millions, except share amounts)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Stock	Interests	Total
Balance, January 1, 2012	132,550	—	51,825,998	—	407.3	9.7	5.0	(11.8)	3.4	413.6
Repurchase of 3,400 common shares	—	—	(3,400)	—	—	—	—	—	—	—
Repurchase of 612,900 warrants	—	—	—	—	(1.6)	—	—	—	—	(1.6)
Issuance of 8,625,000 shares of common stock	—	—	8,625,000	—	106.3	—	—	—	—	106.3
Common stock issued under Amended and Restated 2009 Equity Participation Plan	—	—	3,175,000	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	3.5	—	—	—	—	3.5
Other comprehensive income (loss):
Unrealized gain on marketable securities, net of tax of $2.3	—	—	—	—	—	—	3.3	—	—	3.3
Unrealized foreign currency translation loss, net of tax of $1.3	—	—	—	—	—	—	(1.4)	—	—	(1.4)
Unrealized forward contract foreign currency gain, net of tax of $3.7	—	—	—	—	—	—	5.7	—	—	5.7
Preferred stock dividends	—	—	—	—	—	(8.1)	—	—	—	(8.1)
Common stock dividends	—	—	—	—	—	(11.7)	—	—	—	(11.7)
Net income	—	—	—	—	—	4.2	—	—	2.5	6.7
Acquisition of noncontrolling interests	—	—	150,000	—	(2.7)	—	—	2.0	0.1	(0.6)
Consolidation of Fund II	—	—	—	—	—	—	—	—	7.6	7.6
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	0.4	0.4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4.9)	(4.9)
Balance, December 31, 2012	132,550	—	63,772,598	—	512.8	(5.9)	12.6	(9.8)	9.1	518.8
Exercise of warrants into common shares	—	—	1,771,862	—	15.4	—	—	—	—	15.4
Repurchase of 427,332 warrants	—	—	—	—	(1.4)	—	—	—	—	(1.4)
Issuance of 17,250,000 shares of common stock	—	—	17,250,000	—	275.9	—	—	—	—	275.9
Retirement of common shares held in treasury	—	—	—	—	(9.8)	—	—	9.8	—	—
Issuance of 136,600 shares of common stock under amended and restated equity participation plan net of 146,638 shares forfeited	—	—	(10,038)	—	—	—	—	—	—	—
Shares retired due to RSG Vesting	—	—	(191,815)	—	(3.8)	—	—	—	—	(3.8)
Stock compensation expense	—	—	—	—	7.5	—	—	—	—	7.5
RSG plan modification	—	—	—	—	4.7	—	—	—	—	4.7
Other comprehensive income (loss):	—	—	—	—	—	—	—	—	—	—
Unrealized foreign currency translation loss, net of tax of $4.4	—	—	—	—	—	—	(6.5)	—	—	(6.5)
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity (continued)
(Dollars in millions, except share amounts)

						Retained	Accumulated
					Additional	Earnings	Other
	Preferred Stock		Common Stock		Paid-in	(Accumulated	Comprehensive	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Stock	Interests	Total
Unrealized forward contract foreign currency gain, net of tax of $2.1	—	—	—	—	—	—	3.1	—	—	3.1
Preferred stock dividends	—	—	—	—	—	(8.1)	—	—	—	(8.1)
Common stock dividends	—	—	—	—	—	(21.8)	—	—	—	(21.8)
Net income	—	—	—	—	—	(6.4)	—	—	20.3	13.9
Consolidation of noncontrolling interests (Note 4)	—	—	—	—	—	—	—	—	20.3	20.3
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	1.4	1.4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Balance, December 31, 2013	132,550	—	82,592,607	—	801.3	(42.2)	9.2	—	50.6	818.9
Issuance of shares, net	—	—	9,201,250	—	190.6	—	—	—	—	190.6
Shares granted	—	—	3,147,500	—	—	—	—	—	—	—
Exercise of Warrants into Common	—	—	1,472,146	—	—	—	—	—	—	—
Shares forfeited	—	—	(2,475)	—	—	—	—	—	—	—
Shares retired due to RSG Vesting	—	—	(319,582)	—	(8.1)	—	—	—	—	(8.1)
Stock based compensation	—	—	—	—	15.8	—	—	—	—	15.8
Other comprehensive income:					—	—	—	—	—	—
Unrealized foreign currency translation gain, net of tax	—	—	—	—	—	—	(46.7)	—	(94.4)	(141.1)
Unrealized foreign currency derivative gain, net of tax	—	—	—	—	—	—	9.5	—	10.6	20.1
Unrealized losses on marketable securities, net of tax	—	—	—	—	—	—	(0.2)	—	—	(0.2)
Preferred stock dividends	—	—	—	—	—	(8.1)	—	—		(8.1)
Common stock dividends	—	—	—	—	—	(33.6)	—	—		(33.6)
Net income (loss)	—	—	—	—	—	21.9	—	—	68.2	90.1
Consolidation of noncontrolling interests	—	—	—	—	—	—	—	—	291.8	291.8
Issuance of KWE shares, net	—	—	—	—	(8.3)	—	—	—	1,893.9	1,885.6
Acquisition of Kennedy Wilson Europe (KWE) shares from noncontrolling interest holders	—	—	—	—	—	—	—	—	(51.1)	(51.1)
Contributions from noncontrolling interests, excluding KWE	—	—	—	—	—	—	—	—	30.9	30.9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(57.7)	(57.7)
Balance, December 31, 2014	132,550	$—	96,091,446	$—	$991.3	$(62.0)	$(28.2)	$—	$2,142.8	$3,043.9

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$90.1	$13.9	$6.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net (gain) loss from sale of real estate	(7.7)	(2.7)	0.2
Acquisition related gain	(218.1)	(56.6)	(25.5)
Gain on sale of marketable securities	—	—	(4.3)
Depreciation and amortization	104.5	17.4	4.9
Provision for (benefit from) deferred income taxes	28.2	2.7	(0.5)
Amortization of deferred loan costs	4.1	2.2	1.2
Amortization of discount and accretion of premium on issuance of the senior notes payable	(14.5)	(1.2)	0.1
Unrealized net losses on derivatives	2.3	—	—
Income from unconsolidated investments	(55.1)	(42.2)	(29.6)
Stock compensation expense	15.8	7.5	8.1
Change in assets and liabilities:
Accounts receivable	(28.6)	10.7	(7.7)
Operating distributions from unconsolidated investments	88.8	67.7	59.0
Other assets	(23.1)	(1.4)	(3.1)
Accrued expenses and other liabilities	111.4	13.3	7.2
Net cash provided by operating activities	98.1	31.3	16.7
Cash flows from investing activities:
Additions to loans	(536.8)	(61.7)	(185.0)
Collections of loans	95.9	46.0	16.2
Sale of participation interests	—	6.6	—
Capitalized development costs	—	(1.4)	—
Nonrefundable escrow deposits	(47.7)	(4.0)	—
Net proceeds from sale of real estate	24.7	10.1	18.7
Purchases of and additions to real estate	(1,962.2)	(168.5)	(119.0)
Investment in marketable securities	(11.5)	(3.7)	—
Short-term investments	—	10.0	(10.0)
Proceeds from sale of marketable securities	8.6	—	34.1
Investing distributions from unconsolidated investments	111.8	175.4	96.8
Contributions to unconsolidated investments	(167.7)	(357.6)	(251.5)
Proceeds from settlement of foreign forward contracts	14.4	—	—
Purchases of foreign currency options	(2.7)	—	—
Net cash used in investing activities	(2,473.2)	(348.8)	(399.7)
Cash flow from financing activities:
Borrowings under senior notes payable	647.2	—	160.3
Repayment of senior notes payable	(350.0)	—	—
Repayments of junior subordinated debt	(40.0)	—	—
Borrowings under lines of credit	215.0	125.0	85.8
Repayment of lines of credit	(90.0)	(125.0)	(85.8)
Borrowings under investment debt	1,283.8	112.5	157.7
Repayment of investment debt	(345.8)	(1.7)	—
Debt issue costs	(38.7)	(2.2)	(7.3)
Issuance of common stock	190.6	275.9	106.2
Repurchase of common stock	(8.2)	(3.8)	—
Repurchase of warrants	—	(1.4)	(1.6)
Exercise of warrants	—	15.4	—
Proceeds from the issuance of KWE shares, net	1,827.2	—	—
Dividends paid	(38.9)	(24.1)	(21.9)
Acquisition of noncontrolling interests	(51.0)	—	(0.5)
Contributions from noncontrolling interests	19.9	1.4	0.4
Distributions to noncontrolling interests	(57.7)	(0.6)	(4.9)
Net cash provided by financing activities	3,163.4	371.4	388.4
Effect of currency exchange rate changes on cash and cash equivalents	(28.8)	3.4	(0.4)
Net change in cash and cash equivalents	759.5	57.3	5.0
Cash and cash equivalents, beginning of year	178.2	120.9	115.9
Cash and cash equivalents, end of year	$937.7	$178.2	$120.9

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Dollars in millions)

	Year ended December 31,
	2014	2013	2012
Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on marketable securities, net of tax	$—	$—	$3.3
Acquisitions of property by assumption of mortgage loan and note payable	—	—	33.8
Sale of condo unit with seller back financing	—	—	1.2
Acquisition of properties in lieu of settlement of notes receivable and interest receivable	—	—	36.9

On February 28, 2014, the Kennedy Wilson contributed its 50% interest in an unconsolidated investment which held 14 commercial, retail, and industrial properties portfolio to KWE as part of Kennedy Wilson's subscription in KWE's initial public offering.
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
During 2014, Kennedy Wilson foreclosed on a 133,000 square foot retail center and an adjacent 2.4 acre vacant lot in Van Nuys, CA and on the notes secured by the Shelbourne Hotel in Dublin, Ireland. Additionally, Kennedy Wilson increased its ownership in a previously unconsolidated investment in a 750-unit Western US multifamily property from 42% to 87% and amended the existing operating agreement to gain control of the property. As a result of such foreclosures, the assets and liabilities of these properties were consolidated in KW Group's financial statements at fair value under ASC Topic 805 Business Combinations, as described in note 4.
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

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Dollars in millions)

Supplemental cash flow information:
	Year ended December 31,
	2014	2013	2012
Cash paid during the year for:
Interest(1)	$98.9	$49.7	$28.7
Income taxes	0.3	2.3	0.1
(1) Cash paid for interest includes capitalized interest of $0.0 million, $0.8 million, and $2.3 million for the years ended December 31, 2014, 2013, and 2012.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
NOTE 1—ORGANIZATION
Kennedy-Wilson Holdings, Inc. (“KWH”), a Delaware corporation, and its wholly owned subsidiaries (collectively the "Company" or "Kennedy Wilson") and its consolidated subsidiaries (including KWE as defined below), collectively "KW Group", acquires, renovates and holds for attractive yields or resells commercial and residential real estate, and invests in loan pools and discounted loan portfolios.
    KW Group also provides various commercial and residential real estate services including investment management, property management, asset management, brokerage, research and marketing in the United States, the United Kingdom, Ireland, Spain, Jersey and Japan primarily to public shareholders, financial institutions, institutional investors, insurance companies, developers, builders and government agencies.

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION — The consolidated financial statements include the accounts of KW Group and voting interest entities which it controls. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, Kennedy Wilson evaluates its relationships with other entities to identify whether they are variable interest entities ("VIE") as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 810 – Consolidation and to assess whether it is the primary beneficiary of such entities. In determining whether Kennedy Wilson is the primary beneficiary of a VIE, qualitative and quantitative factors are considered, including, but not limited to: the amount and characteristics of Kennedy Wilson's investment; the obligation or likelihood for Kennedy Wilson to provide financial support; Kennedy Wilson's ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of Kennedy Wilson. Significant judgments related to these determinations include estimates about the future fair values and performance of real estate held by these VIEs and general market conditions. As of December 31, 2014, Kennedy Wilson has one VIE that is treated as an unconsolidated investment.
Kennedy Wilson Europe Real Estate Plc (“KWE,” LSE: KWE), a Jersey investment company formed to invest in real estate and real estate-related assets in Europe, closed its initial public offering ("IPO") on the London Stock Exchange during the quarter ended March 31, 2014, raising approximately $1.7 billion in gross proceeds. KWE is externally managed by a wholly-owned subsidiary of Kennedy Wilson incorporated in Jersey pursuant to an investment management agreement.  Due to the terms provided in the investment management agreement and Kennedy Wilson's equity ownership interest in KWE, pursuant to the guidance set forth in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 810 - Consolidation (“Subtopic 810”), the Company is required to consolidate KWE’s results in its consolidated financial statements.  Additionally, the Company invested $145.2 million of cash and contributed $58.3 million of assets acquired by the Company as part of the IPO. KWE completed a follow-on offering during the fourth quarter where the Company participated based on its ownership percentage acquiring an additional 4.6 million shares for $75.0 million. Outside of the IPO and follow-on offering, the Company has acquired an additional 3.1 million ordinary shares for $51.1 million and owned approximately 14.9% of KWE’s total issued share capital as of December 31, 2014.
USE OF ESTIMATES — The preparation of the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosure about contingent assets and liabilities, and reported amounts of revenues and expenses. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates will be reflected in the financial statements in future periods.
REVENUE RECOGNITION — Revenue consists of management and leasing fees (including performance fees), commissions, rental and hotel income, sales of real estate and loan income.
Management fees are primarily comprised of investment management, property services, and research fees. Investment management fees are earned from limited partners of funds, co-investments, or separate accounts and are generally based on a fixed percentage of committed capital or net asset value. Property services fees are earned for managing the operations of real estate assets and are generally based on a fixed percentage of the revenues generated from the respective real estate assets. Research fees are earned from consulting arrangements. These fees are recognized as revenue ratably over the period that the respective services are performed.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

Performance fees or carried interest are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds and loan pool participations based on the cumulative performance of the fund and loan pools and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, Kennedy Wilson calculates the performance fee that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. Substantially all of the performance fees are recognized in investment management fees and substantially all of the carried interest is recognized in income from unconsolidated investments in our consolidated statements of operations. Total performances fees recognized to date through December 31, 2014 that may be reversed in future periods if there is negative fund performance totaled $15.8 million. Performance fees recognized during the years ended December 31, 2014, 2013, and 2012 were $8.5 million, $17.5 million and $8.6 million and the amounts that have not been received are included in accounts receivable—related parties in the accompanying consolidated balance sheet.
KWE is externally managed by one of the Company's wholly-owned subsidiaries (“KWE Manager”) pursuant to an investment management agreement in which capacity Kennedy Wilson will be entitled to receive certain management and performance fees.  KWE Manager is paid an annual management fee (payable quarterly in arrears) equal to 1% of KWE’s adjusted net asset value (EPRA NAV). The management fee payable to KWE Manager is paid half in cash and half in shares of KWE. KW Manager earned $14.0 million in management fees which is eliminated in consolidation due to the Company's consolidation of KWE.
A wholly-owned subsidiary of Kennedy Wilson is also entitled to receive an annual performance fee equal to 20% of the lesser of the excess of the shareholder return for the relevant year (defined as the change in KWE’s adjusted net asset value per ordinary share) over a 10% annual return hurdle, and the excess of year-end adjusted net asset value per ordinary share over a “high water mark”.  The performance fee is payable in shares of KWE that vest equally over a three-year period. No such fee has been earned by Kennedy Wilson as of December 31, 2014. If earned, these fees would also be eliminated in consolidation.
Commissions primarily consist of acquisition fees, auction and real estate sales commissions, leasing commissions, and consulting fees. Acquisition fees are earned for identifying and closing investments on behalf of investors and are based on a fixed percentage of the acquisition price. Acquisition fees are recognized upon the successful completion of an acquisition after all required services have been performed. In the case of auction and real estate sales commissions, the revenue is generally recognized when escrow closes. In accordance with the guidelines established for Reporting Revenue Gross as a Principal versus Net as an Agent in the ASC Subtopic 605-45, KW Group records commission revenues and expenses on a gross basis. Of the criteria listed in the Subtopic 605-45, Kennedy Wilson is the primary obligor in the transaction, does not have inventory risk, performs all or part of the service, has credit risk, and has wide latitude in establishing the price of services rendered and discretion in selection of agents and determination of service specifications. Leasing fees that are payable upon tenant occupancy, payment of rent or other events beyond Kennedy Wilson's control are recognized upon the occurrence of such events.
Rental income from operating leases is generally recognized on a straight-line basis over the terms of the leases. Hotel income is earned when rooms are occupied or goods and services have been delivered or rendered.
Sales of real estate are recognized when title to the real property passes to the buyer and there is no continuing involvement in the real property. KW Group follows the requirements for profit recognition as set forth by the Sale of Real Estate ASC Subtopic 360-20.
Interest income from investments in loans acquired at a discount are recognized using the effective interest method. Interest income from investments in loans which KW Group originates are recognized at the stated interest rate. When a loan or loans are acquired with deteriorated credit quality primarily for the rewards of collateral ownership, such loans are accounted for as loans until KW Group is in possession of the collateral. However, accrual of income is not recorded during the conversion period under ASC Subtopic 310-30-25. Income is recognized to the extent that cash is received from the loan.
REAL ESTATE ACQUISITIONS — The purchase price of acquired properties is recorded to land, buildings and building improvements and intangible lease value (value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values in accordance with Business Combinations ASC Subtopics 805-10. Acquisition-related costs are expensed as incurred.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

The valuations of real estate are based on management estimates of the real estate assets using income and market approaches. The indebtedness securing the real estate are valued, in part, based on third party valuations and management estimates also using an income approach.

NONCONTROLLING INTERESTS — Noncontrolling interests are reported within equity as a separate component of Kennedy Wilson's equity in accordance with Noncontrolling Interests in Consolidated Financial Statements ASC Subtopic 810-10. Revenues, expenses, gains, losses, net income or loss, and other comprehensive income are reported in the consolidated statements of operations at the consolidated amounts and net income and comprehensive income attributable to noncontrolling interests are separately stated. Due to the launch and consolidation of KWE and the Company's 14.9% ownership there has been a large increase in noncontrolling interest during 2014. Management fees earned by KWE Manger for managing KWE are eliminated in consolidation however the amount attributable to the noncontrolling interest holders of KWE are recognized through net income (loss) attributable to noncontrolling interest holders.
UNCONSOLIDATED INVESTMENTS — KW Group has a number of joint venture interests that were formed to acquire, manage, and/or sell real estate and invest in loan pools and discounted loan portfolios. Investments in unconsolidated investments are accounted for under the equity method of accounting as KW Group can exercise significant influence, but does not have the ability to control the unconsolidated investment. An investment in an unconsolidated investment is recorded at its initial investment and is increased or decreased by KW Group’s share of income or loss, plus additional contributions and less distributions. A decline in the value of an unconsolidated investment that is other than temporary is recognized when evidence indicates that such a decline has occurred in accordance with Equity Method Investments ASC Subtopic 323-10. As of December 31, 2014, the Company also had an investment in one joint venture which is a VIE in which the Company is not the primary beneficiary and therefore accounts for it under the equity method as well.
Profits on the sale of real estate held by unconsolidated investments in which KW Group has continuing involvement are deferred until such time that the continuing involvement has been concluded and all the risks and rewards of ownership have passed to the buyer. Profit on sales to unconsolidated investment in which KW Group retains an equity ownership interest results in partial sales treatment in accordance with Sale of Real Estate ASC Subtopic 360-20, thus deferring a portion of the gain as a result of KW Group’s continuing ownership percentage in the unconsolidated investment.
The Company has three investments in joint ventures, KW Property Fund III, L.P. ("KW Fund III"), Kennedy Wilson Real Estate Fund IV, L.P. ("Fund IV") and Kennedy Wilson Real Estate Fund V, L.P. ("Fund V") (collectively the "Funds") that are investment companies under the Investment Companies ASC Subtopic 946-10. Thus, the Funds reflect their investments at fair value, with unrealized gains and losses resulting from changes in fair value reflected in their earnings. Kennedy Wilson has retained the specialized accounting for the Funds pursuant to Retention of Specialized Accounting for Investments in Consolidation ASC Subtopic 810-10 in recording its equity in joint venture income from the Funds.
Additionally, Kennedy Wilson elected the fair value option for three investments in unconsolidated investment entities. Due to the nature of these investments, Kennedy Wilson elected to record these investments at fair value in order to report the value created in the underlying investments in the results of our current operations.
Interest income from investments in loan pool participations are recognized on a level yield basis under the provisions of Loans and Debt Securities Acquired with Deteriorated Credit Quality ASC Subtopic 310-30, where a level yield model is utilized to determine a yield rate which, based upon projected future cash flows, accretes interest income over the estimated holding period. In the event that the present value of those future cash flows is less than net book value, a loss would be immediately recorded. When the future cash flows of a note cannot be reasonably estimated, cash payments are applied to the cost basis of the note until it is fully recovered before any interest income is recognized.
DISTRIBUTIONS FROM UNCONSOLIDATED INVESTMENTS — During the quarter ended March 31, 2013, the Company changed its method of accounting for determining the allocation of cash flows received from unconsolidated investments on its consolidated statement of cash flows from the "cumulative earnings" method to the "look-through" method, both of which are acceptable methods under GAAP.  Under the "look-through" approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from unconsolidated investments' sale of assets), in which case it is reported as an investing activity.  The newly adopted method is preferable because it enables KW Group to look to the nature and source of the distribution received and classify it appropriately between operating and investing activities on the statement of cash flows based upon the source, which allows the Company to present financial statements more consistent with accounting principles of consolidation.  The effects of the change upon the year ended December 31, 2012 is shown in the table below.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

	Years Ended December 31,
	2012
	Cumulative earnings method	Look-through method
(Dollars in millions)
Operating Cash Flows:
Operating distributions from joint ventures	$30.4	$40.4
Net cash provided by operating activities	6.8	16.7

Investing Cash Flows:
Investing distributions from joint ventures	48.7	38.7
Net cash used in investing activities	(389.7)	(399.7)

FOREIGN CURRENCIES — The financial statements of subsidiaries located outside the United States are measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The foreign currencies include the Euro, the British pound sterling, and the Japanese yen. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in the consolidated statements of equity and comprehensive income as a component of accumulated other comprehensive income. The Company hedges a portion of its investments in foreign subsidiaries with forward and option contracts as discussed below.

At December 31, 2014, approximately 45% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies. Fluctuations in foreign exchanges rates may have a significant impact on the results of our operations. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. We typically hedge 50%-100% of the book equity exposure to these foreign currencies.
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES — KW Group has derivatives to reduce its exposure to foreign currencies. All derivative instruments are recognized as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated in hedging relationships, changes in fair value of cash flow hedges or net investment hedges are recognized in accumulated other comprehensive income, to the extent the derivative is effective at offsetting the changes in the item being hedged until the hedged item affects earnings. Changes in fair value for fair value hedges are recognized in earnings.
FAIR VALUE MEASUREMENTS — KW Group accounts for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis under the provisions of Fair Value Measurements ASC Subtopic 820-10. Subtopic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When estimating fair value in the absence of an orderly transaction between market participants, valuations of real estate are based on management estimates of the real estate assets using income and market approaches. The indebtedness securing the real estate and the investments in debt securities are valued, in part, based on third party valuations and management estimates also using an income approach.
FAIR VALUE OF FINANCIAL INSTRUMENTS — The estimated fair value of financial instruments is determined using available market information and appropriate valuation methodologies. Considerable judgment, however, is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.
GOODWILL — Goodwill results from the difference between the purchase price and the fair value of net assets acquired based upon the purchase method of accounting for business combinations. In accordance with Accounting for Goodwill ASC Subtopic 350-20, goodwill is reviewed for impairment on an annual basis. The Company performs its annual review of impairment at year end and when a triggering event occurs between annual year end reviews. As a result of the evaluation performed as

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

described above, Kennedy Wilson has determined that there was no impairment of goodwill as of December 31, 2014, 2013 and 2012.
CASH AND CASH EQUIVALENTS — Cash and cash equivalents consist of cash and all highly liquid investments purchased with maturities of three months or less. Cash and cash equivalents are invested in institutions insured by government agencies. Certain accounts contain balances in excess of the insured limits. KW Group's operations and financial position are affected by fluctuations in currency exchange rates between the Japanese yen, euro, and British pound sterling against the U.S. Dollar.
LONG-LIVED ASSETS — KW Group reviews its long-lived assets (excluding goodwill) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Impairment of Long-Lived Assets ASC Subtopic 360-10. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are presented separately in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of the assets to be disposed of are classified as held for sale and would be presented separately in the appropriate asset and liability sections of the balance sheet.
ACCOUNTS RECEIVABLE — Accounts receivable are recorded at the contractual amount as determined by the underlying agreements and do not bear interest. An allowance for doubtful accounts is provided when KW Group determines there are probable credit losses in KW Group’s existing accounts receivable and is determined based on historical experience. KW Group reviews its accounts receivable for probable credit losses on a quarterly basis. As of December 31, 2014, KW Group had an immaterial allowance for doubtful accounts and during the years ended December 31, 2014 and 2013 had recorded no provision for doubtful accounts.
CONCENTRATION OF CREDIT RISK — Financial instruments that subject KW Group to credit risk consist primarily of accounts and notes receivable, cash equivalents and derivative instruments. Credit risk is generally diversified due to the large number of entities composing KW Group’s customer base and their geographic dispersion throughout the United States, the United Kingdom, Ireland, Spain and Japan. Kennedy Wilson performs ongoing credit evaluations of its customers and debtors.
EARNINGS PER SHARE — Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed based upon the weighted average number of shares of common stock and potentially dilutive securities outstanding during the periods presented. The dilutive impact of potentially dilutive securities including warrants, convertible securities, and unvested stock which were outstanding during the period is calculated by the “treasury stock” method.

COMPREHENSIVE (LOSS) INCOME — Comprehensive (loss) income consists of net income (loss) and other comprehensive income (loss). In the accompanying consolidated balance sheets, accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains (losses) on available for sale securities and derivative instruments.

REPURCHASE OF EQUITY INSTRUMENTS — Upon the decision to retire repurchased equity instruments, Kennedy Wilson records the retirement as a reduction to additional paid in capital.
SHARE-BASED PAYMENT ARRANGEMENTS — Kennedy Wilson accounts for its share-based payment arrangements under the provisions of Share-Based Payments ASC Subtopic 718-10. Compensation cost for employee service received in exchange for an award of equity instruments is based on the grant-date fair value of the share-based award that is ultimately settled in equity of Kennedy Wilson. The cost of employee services is recognized over the period during which an employee provides service in exchange for the share-based payment award. Share-based payment arrangements with only services conditions that vest ratably over the requisite service period are recognized on the straight-line basis and performance awards that vest ratably are recognized on a tranche by tranche basis over the performance period. Unrecognized compensation costs for share-based payment arrangements that have been modified are recognized over the original service or performance period.
INCOME TAXES — Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

rates is recognized in income in the period that includes the enactment date. In accordance with Accounting for Uncertainty in Income Taxes ASC Subtopic 740-10, Kennedy Wilson recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
Kennedy Wilson records interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses.
RECENT ACCOUNTING PRONOUNCEMENTS — On April 10, 2014, the FASB issued ASU 2014-08, which amends the definition of discontinued operations and requires additional disclosures for disposal transactions that do not meet the revised discontinued operations criteria. ASU 2014-08 is required to be adopted for fiscal years beginning after December 15, 2014, with early adoption permitted. Our early adoption of this pronouncement on January 1, 2014 did not have a material impact on KW Group's consolidated financial statements.
In May 2014, the FASB issued an accounting standard update that will use a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. The model will identify the contract, identify any separate performance obligations in the contract, determine the transaction price, allocate the transaction price and recognize revenue when the performance obligation is satisfied. The new standard will replace most existing revenue recognition in GAAP when it becomes effective for the Company on January 1, 2017. Management has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
RECLASSIFICATIONS — Certain balances included in prior years' financial statements have been reclassified to conform with the current year's presentation.

NOTE 3—LOANS
The following table summarizes KW Group's investment in loans at December 31, 2014 and 2013:

	December 31,
(Dollars in millions)	2014	2013
Loans	$313.4	$52.7
Loans — related parties	—	4.1
Total Loans	$313.4	$56.8

During the first quarter of 2014, Kennedy Wilson acquired the loans secured by a five-star hotel located in Dublin, Ireland for $152.4 million. During the third quarter of 2014, Kennedy Wilson converted the loans into a 100% direct ownership interest in the hotel. See note 4 for further discussion. Also during the first quarter of 2014, Kennedy Wilson foreclosed on a 133,000 square foot retail center and an adjacent 2.4 acre vacant lot in Van Nuys, CA that had a loan balance of $30.4 million, and converted it into real estate.
During the second quarter of 2014, KWE acquired five real estate loans under receivership which are secured against five properties located across England for $156.3 million. As of December 31, 2014, due to foreign currency fluctuations, the loans had a balance of $146.1 million. Also during the second quarter of 2014, KWE acquired subordinated notes secured by 20 commercial properties located throughout England and Scotland for $62.2 million. The subordinated notes were paid off in the third quarter. See Note 4 for further discussion.
During the third quarter of 2014, KWE acquired the loans secured by 13 properties throughout Ireland for $97.0 million. As of December 31, 2014, due to foreign currency fluctuations, the loans had a balance of $92.4 million. Also during the third quarter of 2014, loans that Kennedy Wilson held on a building in Maui, HI and two related-party funds were paid off.
During the fourth quarter of 2014, KWE acquired the loans secured by an office building in Dublin, Ireland for $53.0 million and Kennedy Wilson acquired a loan secured by a Class A office building in Burbank, CA for $5.0 million.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

Interest Income from Notes Receivable
KW Group recognized interest income on loans of $16.8 million, $1.6 million, and $2.8 million during the years ended December 31, 2014, 2013, and 2012.

NOTE 4—REAL ESTATE AND ACQUIRED IN PLACE LEASE VALUES
The following table summarizes the Company's investment in consolidated real estate properties at December 31, 2014 and 2013:

	December 31,
(Dollars in millions)	2014	2013
Land	$1,046.9	$187.8
Buildings	2,945.1	484.1
Building improvements	75.1	12.7
Acquired in place lease values	282.6	29.8
	4,349.7	714.4
Less accumulated depreciation and amortization	(121.6)	(26.3)
Real estate and acquired in place lease values, net of depreciation and amortization	$4,228.1	$688.1

Real property, including land, buildings, and building improvements, are included in real estate and are generally stated at cost.  Buildings and building improvements are depreciated on the straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value and depreciated over their respective weighted-average lease term which was 7.8 years at December 31, 2014.

Depreciation and amortization expense on buildings, building improvements and acquired in place lease values for the years ended December 31, 2014, 2013 and 2012 was $100.1 million, $13.4 million and $3.3 million, respectively.

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

During the year ended December 31, 2014, KW Group acquired the following properties:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

(Dollars in millions)					At Acquisition(1)
Date acquired	Type	Description	Location	Ownership % (6)	Land	Building	Intangible assets	Investment debt	KWH Shareholders' Equity
1/20/2014	Commercial (2)	Portfolio of 14 commercial, retail, and industrial properties	United Kingdom	14.9%	$30.0	$63.4	$24.4	$—	$58.9
2/20/2014	Hotel	193 room hotel	Western U.S.	72.0%	1.3	8.3	—	—	6.9
2/28/2014	Multifamily	24 apartment units, 2 penthouse units, and 1,000 square feet of retail	Ireland	100.0%	0.6	14.8	0.2	9.6	6.0
3/28/2014	Commercial (3)	26 commercial properties throughout England and Scotland	United Kingdom	14.9%	58.5	155.9	33.4	—	30.2
3/31/2014	Multifamily(4)	281 completed apartments and a partially completed residential block and 725k square feet of commercial space,	Ireland	14.9%	32.9	81.5	1.2	78.9	36.6
4/1/2014	Commercial	98k square foot retail center	Western U.S.	74.3%	2.4	5.8	0.4	6.0	1.9
4/30/2014	Multifamily	203 unit apartment building	Western U.S.	97.3%	2.7	24.0	0.3	13.3	13.3
6/25/2014	Multifamily(3)	81 unit apartment building	Ireland	14.9%	4.8	15.0	0.3	—	2.7
6/26/2014	Commercial(3)	13 commercial properties	Ireland	14.9%	104.5	367.0	63.0	273.1	34.5
6/27/2014	Commercial(3)(5)	21 commercial properties throughout England and Scotland	United Kingdom	14.9%	106.4	351.0	77.0	—	70.5
6/30/2014	Multifamily	542 unit apartment building	Western U.S.	97.0%	38.3	57.5	0.6	77.2	18.6
7/7/2014	Hotel(3)	138 room hotel and golf course	Ireland	14.9%	6.8	30.6	—	—	5.0
7/29/2014	Multifamily	3 property portfolio with 1,212 units	Western U.S.	100.0%	21.3	106.2	1.3	86.7	42.1
8/8/2014	Hotel(3)	209 room hotel and two golf courses	United Kingdom	14.9%	12.2	37.3	—	—	6.6
8/28/2014	Multifamily	118 unit apartment building	Western U.S.	100.0%	2.1	18.6	0.2	13.5	7.4
9/5/2014	Commercial(3)	130k square foot retail center	Ireland	14.9%	7.2	34.4	17.0	—	7.8
10/23/2014	Commercial(3)	227k square foot office building	United Kingdom	14.9%	85.3	232.0	12.0	—	49.1
11/12/2014	Multifamily	324 unit apartment building	Western U.S.	100.0%	3.2	28.6	0.5	17.3	15.0
11/20/2014	Multifamily	280 unit apartment building	Western U.S.	100.0%	6.0	40.3	0.5	37.3	9.5
12/23/2014	Residential(3)	Commercial to multifamily conversion	Spain	14.9%	—	6.4	—	—	1.3
					$526.5	$1,678.6	$232.3	$612.9	$423.9
(1) Excludes acquisition expenses and net other assets
(2) On February 28, 2014, the Company contributed its 50% interest in this portfolio to KWE as part of the Company's investment in KWE's initial public offering.
(3) These portfolios of properties were directly acquired and held by KWE. Kennedy Wilson owns approximately 14.9% of the total issued share capital of KWE.
(4) This asset was sold to KWE on June 24, 2014.
(5) KWE recognized an acquisition-related gain of $15.6 million on the transaction due to its ability to acquire the underlying real estate at a discount to its fair value. See loans converted to real estate section below.
(6) Kennedy Wilson ownership interest as of December 31, 2014

During the year ended December 31, 2013, KW Group acquired the following properties:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

(Dollars in millions)
Date acquired	Type	Description	Location	Ownership %	Land	Building	Intangible assets	Investment Debt	KWH Shareholders' Equity
04/29/2013	Multifamily	450 unit apartment building	Western U.S.	95.4%	$18.4	$43.0	$0.3	$49.7	$12.1
06/27/2013	Commercial	58k square foot office building	Western U.S.	100.0%	11.2	18.5	—	18.7	11.0
09/16/2013	Retail	113k square foot retail center	Western U.S.	69.7%	1.3	4.2	0.3	4.0	1.8
10/01/2013	Retail	125k square foot retail center	Western U.S.	75.2%	2.7	6.7	1.5	7.3	3.6
10/01/2013	Retail	193k square foot retail center	Western U.S.	75.1%	3.5	7.4	0.7	8.0	3.5
12/04/2013	Commercial	3k square foot office building	Ireland	100.0%	0.7	0.5	—	—	1.2
12/16/2013	Multifamily	297 unit apartment building	Western U.S.	100.0%	3.8	25.8	0.2	22.4	7.4
					$41.6	$106.1	$3.0	$110.1	$40.6
Consolidation of previously unconsolidated investments

During the year ended December 31, 2014 and 2013, the Company amended the existing operating agreements governing certain of its investments with its equity partners thereby allowing the Company to gain control of these operating properties. As a result of gaining control, the assets and liabilities of these properties were consolidated in KW Group's financial statements at fair value in accordance with FASB ASC Topic 805 Business Combinations. As the fair value of the property was in excess of the carrying value of its ownership interest, an acquisition-related gain was recorded in the accompanying consolidated statement of operations for the years ended December 31, 2014 and 2013. See Note 6 - Fair Value Measurements for further detail of the methodology used to determine the fair value of the assets and liabilities acquired in these transactions.
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
In December 2014, Kennedy Wilson increased its ownership in a previously unconsolidated investment in a 750-unit Western U.S. multifamily property from 42% to 87% and amended the existing operating agreement to gain control of the property
These joint ventures were previously accounted for on an equity method basis due to substantive participation of the equity partners in the operational control over the real estate assets.  The operating agreements of the investments were amended and restated to give Kennedy Wilson full operational control over the real estate assets while the equity partners retained only certain protective rights. Given that Kennedy Wilson now controls the joint ventures and the ultimate real estate assets held by the joint ventures under the amended and restated operating agreements, a change to the accounting treatment of these joint ventures from the equity method to consolidated treatment pursuant to ASC 810 Consolidation was required.
The following table summarizes the assets and liabilities assumed as a result of gaining control of these properties and the acquisition-related gains recognized:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

(Dollars in millions)
Property	Type	Location	Cash	Real estate and acquired in-place lease values	Accounts receivable and other assets	Accounts payable, accrued expenses, and other liabilities	Investment debt	Noncontrolling interests	Acquisition related gain(1)
Three multifamily properties	Multifamily	Ireland	$3.6	$248.5	$0.9	$5.4	$114.3	$66.6	$39.3
Two office properties	Commercial	Ireland	4.3	223.9	7.6	4.9	75.2	77.9	33.5
Two commercial properties and loans secured by real estate	Commercial & Loans	U.K.	9.6	195.0	5.6	8.1	100.8	62.0	11.3
50 multifamily properties	Multifamily	Japan	21.0	501.2	14.3	4.6	283.7	146.8	66.7
Multifamily property	Multifamily	Western US	0.9	101.3	0.3	0.9	63.2	3.7	19.5
			$39.4	$1,269.9	$28.7	$23.9	$637.2	$357.0	$170.3
(1) $65.2 million was allocated to noncontrolling interest for the portion the acquisition related gain that relates to our equity partners ownership in the properties.

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

(Dollars in millions)
Property	Type	Cash	Real Estate, net	Accounts Receivable and other assets	Accounts payable and accrued expenses	Investment Debt	Noncontrolling interests	Acquisition related gain
615-unit apartment building	Multifamily	$1.3	$120.1	$2.3	$3.2	$93.5	$1.8	$9.5
Three retail centers	Retail	1.4	20.4	9.2	0.7	20.1	0.5	2.0
Ritz-Carlton	Residential	4.4	105.1	7.4	8.0	28.0	18.0	45.1
		$7.1	$245.6	$18.9	$11.9	$141.6	$20.3	$56.6

Loans converted to real estate
During the quarter ended March 31, 2014, Kennedy Wilson foreclosed on a 133,000 square foot retail center and an adjacent 2.4 acre vacant lot in Van Nuys, CA. During the quarter ended September 30, 2014, Kennedy Wilson foreclosed on the notes secured by the Shelbourne Hotel in Dublin, Ireland.
As a result of the foreclosures and taking title to the properties, the assets and liabilities of the retail center and hotel were consolidated in KW Group's financial statements at fair value under ASC Topic 805 - Business Combinations and the vacant lot was consolidated in KW Group's financial statements at fair market value. As the fair value of the assets was in excess of the basis in the previously held mortgage notes, Kennedy Wilson recognized a $3.7 million acquisition-related gain on the retail center and vacant land and a $28.6 million acquisition-related gain on the hotel.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

KWE acquired subordinated notes on a portfolio of commercial properties in the United Kingdom during the second quarter of 2014 and used its position as a debt holder to secure the transaction. KWE recognized an acquisition-related gain of $15.6 million (the Company's share was $2.1 million) on the transaction due to its ability to acquire the underlying real estate at a discount to its fair value.

Pro forma results of operations -

The results of operations of the assets acquired have been included in our consolidated financial statements since the date of the acquisitions. The Company’s unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had these acquisition been consummated at the beginning of the periods presented.

The unaudited pro forma data presented below assumes that the acquisitions during the year ended December 31, 2014 occurred as of January 1, 2013.

	Unaudited
	Year Ended December 31,
(Dollars in millions, except for per share data)	2014	2013
Pro forma revenues	$538.0	$363.6
Pro forma income from unconsolidated subsidiaries	50.0	14.9
Pro forma net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders (1)	62.0	(9.6)
Pro forma net loss per share:
Basic	$0.69	$(0.13)
Diluted	$0.67	$(0.13)
(1) Excludes the effects of acquisition-related gains.

NOTE 5—UNCONSOLIDATED INVESTMENTS

KW Group has unconsolidated investments through real estate related joint ventures and loan pool participations. The following table details its investments in joint ventures and loan pool participations as of December 31, 2014 and December 31, 2013:

	December 31,	December 31,
(Dollars in millions)	2014	2013
Investments in joint ventures	$435.8	$751.4
Investments in loan pool participations	56.4	34.7
Total	$492.2	$786.1
KW Group has a number of joint venture interests, generally ranging from 5% to approximately 50% ownership, that were formed to acquire, manage, develop, and/or sell real estate and invest in discounted loan purchases and loan originations. KW Group has significant influence over these entities, but not control, and accordingly, these investments are accounted for under the equity method.
Joint Venture Holdings
The following table details KW Group's investments in joint ventures by investment type and geographic location as of December 31, 2014:

	Multifamily	Commercial	Loan	Residential and Hotel	Other	Total
(Dollars in millions)
Western U.S.	$134.5	$110.3	$50.3	$71.0	$9.3	$375.4
United Kingdom	—	31.5	—	—	—	31.5
Spain	—	—	—	—	28.9	28.9
Total	$134.5	$141.8	$50.3	$71.0	$38.2	$435.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

The following table details our investments in joint ventures by investment type and geographic location as of December 31, 2013:

	Multifamily	Commercial	Loan	Residential and Hotel	Other	Total
(Dollars in millions)
Western U.S.	$133.3	$160.3	$50.3	$48.7	$8.0	$400.6
Japan	68.8	—	—	—	—	68.8
United Kingdom	—	104.5	6.3	—	—	110.8
Ireland	48.2	96.1	—	—	—	144.3
Spain	—	—	—	—	26.9	26.9
Total	$250.3	$360.9	$56.6	$48.7	$34.9	$751.4

Loan Pool Participations

As of December 31, 2014 and 2013, the Company's investment in loan pool participations totaled $56.4 million and $34.7 million, respectively.

The following table represents the demographics of the Company's investment in the loan pools including the initial UPB and the UPB as of December 31, 2014.

(Dollars in millions)			Unpaid Principal Balance				Expected
		KW			KW Group	Investment	accretion over
Acquisition		Group		December 31,	initial equity	balance at	total estimated	Accreted
Date	Location	Ownership	Initial(1)	2014(1)	invested	December 31, 2014	collection period(1)	to date(2)
February 2010 (3)	Western U.S.	15.0%	$342.4	$—	$11.1	$0.5	$4.6	$4.6
April 2012	Western U.S.	75.0%	43.4	2.8	30.9	2.4	4.3	4.1
August 2012	Ireland	10.0%	438.9	48.1	7.0	8.4	2.1	1.6
December 2012	United Kingdom	10.0%	603.8	101.6	19.3	3.0	2.5	2.5
April 2013	United Kingdom	10.0%	180.9	101.2	13.0	6.0	4.9	2.2
August 2013	United Kingdom	20.0%	132.7	132.7	7.5	8.3	4.5	2.0
May 2014 (4)	United Kingdom	33.3%	101.2	100.6	30.3	27.8	2.6	1.1
			$1,843.3	$487.0	$119.1	$56.4	$25.5	$18.1
—————
(1) Estimated foreign exchange rate is £0.64 = $1 USD and €0.82 = $1 USD as of December 31, 2014.
(2) Amounts accreted to date are translated at monthly average exchange rates over the life of the loan pool.
(3) Equity invested represents guarantee claims against note holders in loan pool.
(4) This loan portfolio was directly acquired and held by KWE. Kennedy Wilson owns approximately 14.9% of the total issued share capital of KWE as of December 31, 2014.

Investment Update - UK Loan Pool

In 2011, the Company, along with institutional partners, acquired a loan portfolio consisting of 58 performing loans (the “U.K. Loan Pool”). The Company, through a 50/50 joint venture with one of its partners, acquired a 25% participation interest in the pool for $440.9 million, of which $323.4 million was funded with debt that was fully repaid during 2013. As a result of the positive performance of the loan pool, all of the Company's initial equity contribution has been returned as of December 31, 2014. During the year ended December 31, 2013, the Company received $66.2 million in distributions related to resolutions in the UK Loan Pool and $23.2 million from its additional asset management fee arrangement. As a result of the substantial liquidation of the loan pool in 2013, Kennedy Wilson has recognized a $2.8 million loss in foreign currency translations in the accompanying consolidated statements of operations.

Income from Unconsolidated Investments

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

For the year ended December 31, 2014, 2013, and 2012 equity in joint venture income was $44.7 million, $29.8 million, and $21.5 million.
The increase in equity in joint venture income during 2014 compared to 2013 relates to the sale of the Company's 25% interest in a portfolio of commercial investments in Dublin, Ireland to KWE that resulted in a gain of $26.6 million on the Company's investment. This transaction was unanimously approved by the independent shareholders of KWE. There were no new European joint venture investments during 2014 so acquisition-related expenses were minimal compared to the prior period.
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

The following table presents the interest income and foreign currency gain and (loss) recognized by Kennedy Wilson during the years ended December 31, 2014, 2013 and 2012 in each of the loan pools that were outstanding:

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Interest income recognized	$9.5	$11.9	$6.4
Foreign currency translation (loss) gain	(4.7)	(2.2)	3.0
	$4.8	$9.7	$9.4
Note Conversion into Real Estate within Unconsolidated Investments
During 2013, the Company and its equity partners converted three mortgage notes into real estate owned. As a result of the conversion, the joint ventures were required to consolidate the assets and liabilities at fair value under ASC 805 - Business Combinations. As the fair value of each of the assets was in excess of the basis of the previously held mortgage note, the Company recorded the following acquisition related gains:

(Amounts shown in millions)
Date	Description	Location	Total Joint Venture Acquisition Related Gain	The Company's Portion of Total Gain
Q2 2013	Class A Office building and Adjacent 3.5 acre site	Dublin, Ireland	$30.1	$15.0
Q3 2013	The Rock - a retail, residential, and entertainment center	Manchester, UK	32.3	16.2
Q4 2013	Class A Office Building	Glasgow, Scotland	10.1	5.0
Total			$72.5	$36.2
There was no comparable activity during 2014.

Changes in Control
On June 30, 2014, Kennedy Wilson and one of its equity partners amended existing operating agreements governing KWR which was previously accounted for using the equity method and is now consolidated. On March 31, 2014, Kennedy Wilson and one of its equity partners amended existing operating agreements governing investments for six investments in Europe which were accounted for using the equity method and are now consolidated.
On December 12, 2013, the Company and one of its equity partners amended the existing operating agreement governing its investments in the Ritz Carlton Hotel, Lake Tahoe which was accounted for on the equity method and is now consolidated. On September 30, 2013, the Company and one of its equity partners amended existing operating agreements governing investments in three retail centers in the Western United States which were accounted for on the equity method and is now consolidated.
See Note 4 for more discussion on the impact of consolidation. All of the above investments were accounted for and are presented as unconsolidated investments in the prior periods.

Contributions to Unconsolidated Investments

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

During the years ended December 31, 2014, 2013, and 2012, Kennedy Wilson made $142.6 million, $322.7 million, and $178.6 million, respectively, in contributions to new and existing joint venture investments.

See the table below for a breakdown of contributions to new joint venture investments for the years ended December 31, 2014, 2013 and 2012:

		Years Ended December 31,
(Dollars in millions)		2014		2013		2012
Investment Type	Region	No. of Properties	Initial Contribution	No. of Properties	Initial Contribution	No. of Properties	Initial Contribution
Commercial	Western U.S.	—	$—	4	$30.3	9	$26.9
Commercial	United Kingdom	14	57.2	42	92.2	—	—
Commercial	Ireland	—	—	14	38.7	2	45.8
Multifamily	Western U.S.	2	4.7	2	9.1	5	22.9
Multifamily	Ireland	—	—	1	58.0	2	34.3
Residential	Western U.S.	3	18.3	3	10.0	2	19.6
Other	Spain	—	—	1	27.2	—	—
Total		19	$80.2	67	$265.5	20	$149.5
In addition to the capital contributions above to new joint venture investments, the Company contributed $62.4 million, $57.2 million and $29.1 million to existing joint ventures to pay off external debt, fund our share of a development project and for working capital needs, during the years ended December 31, 2014, 2013, and 2012, respectively.
Distributions from Joint Ventures and Loan Pool Participations
The following table details cash distributions by investment type and geographic location for the year ended December 31, 2014:

	Multifamily		Commercial		Loan		Residential, Hotel and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$9.4	$3.2	$21.1	$45.9	$0.3	$2.5	$10.8	$5.1	$41.6	$56.7
Japan	1.7	—	—	—	—	—	—	—	1.7	—
United Kingdom	—	—	6.9	18.4	7.4	5.4	—	—	14.3	23.8
Ireland	—	—	31.2	30.3	—	—	—	—	31.2	30.3
Other	—	—	—		—	—	—	1.0	—	1.0
Total	$11.1	$3.2	$59.2	$94.6	$7.7	$7.9	$10.8	$6.1	$88.8	$111.8
Investing distributions resulted from the sale of the commercial portfolio in Dublin, Ireland above as well as commercial properties in the Western United States and United Kingdom and homes in residential development projects in the Western United States, the refinancing of property level debt and loan resolutions. Operating distributions resulted from operating cash flow generated by the joint venture and loan pool participant investments.
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
Capital Commitments

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

As of December 31, 2014, the Company has unfulfilled capital commitments totaling $33.1 million to five of its joint ventures. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of the Company's capital commitment obligations.
Guarantees
The Company has certain guarantees associated with loans secured by consolidated assets or assets held directly or in various joint ventures. As of December 31, 2014 the maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees was approximately $54.9 million which is approximately 1% of the property level debt of KW Group and its unconsolidated investments. The guarantees expire through 2021, and the Company’s performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds from the property. Based upon the Company’s evaluation of guarantees under ASC Subtopic 460-10 "Estimated Fair Value of Guarantees," the estimated fair value of guarantees made as of December 31, 2014 and 2013 is immaterial.
Summarized financial data
Summarized financial data of the joint ventures is as follows:

	December 31, 2014			December 31, 2013
(Dollars in millions)	Greater than 20% (1)	Other	Total(3)	Greater than 20% (1)	Other	Total(3)
Balance sheets for equity method investments:
Assets
Cash and restricted cash	$43.7	$33.0	$76.7	$74.0	$40.9	$114.9
Real estate	770.9	2,390.2	3,161.1	1,996.8	2,438.8	4,435.6
Loan pool participation (2)	—	—	—	4.0	—	4.0
Other	56.9	49.3	106.2	466.8	150.7	617.5
Total assets (3)	$871.5	$2,472.5	$3,344.0	$2,541.6	$2,630.4	$5,172.0

Liabilities
Debt	$376.8	$1,523.2	$1,900.0	$1,263.6	$1,714.1	$2,977.7
Other	44.8	48.3	93.1	75.5	64.7	140.2
Total liabilities	421.6	1,571.5	1,993.1	1,339.1	1,778.8	3,117.9
Partners’ capital
Kennedy Wilson - investments in joint ventures	84.8	281.0	365.8	379.5	344.7	724.2
Other partners	365.1	620.0	985.1	818.6	506.9	1,325.5
Total partners' capital-investments in joint ventures	449.9	901.0	1,350.9	1,198.1	851.6	2,049.7
Kennedy Wilson - investments in loan pool participation (2)	—	—	—	2.2	—	2.2
Other partners	—	—	—	2.2	—	2.2
Total partners' capital - investments in loan pool participation	—	—	—	4.4	—	4.4
Total liabilities and partners’ capital	$871.5	$2,472.5	$3,344.0	$2,541.6	$2,630.4	$5,172.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

Total investments in joint ventures are comprised of the following:

	December 31, 2014			December 31, 2013
(Dollars in millions)	Greater than 20% (1)	Other	Total(3)	Greater than 20% (1)	Other	Total(3)
Equity method	$84.8	$281.0	$365.8	$379.5	$344.7	$724.2
Fair value election investments	—	60.7	60.7	—	19.6	19.6
	84.8	341.7	426.5	379.5	364.3	743.8
Cost method	—	9.3	9.3	—	7.6	7.6
Total Investments in joint ventures	$84.8	$351.0	$435.8	$379.5	$371.9	$751.4

Loan pool participation (2)	$—	$—	—	$—	$—	—
—————
(1) Equity in income from the joint venture or income from loan pool participation for the year ended December 31, 2013 or 2012 exceeded 20% of Kennedy Wilson's income from continuing operations before income taxes for the year ended December 31, 2013 or 2012. No individual investments in joint ventures or loan pool participation exceeded the income test for December 31, 2014 and amounts in current period greater than 20% are included as they exceed income threshold for the year ended December 31, 2013 or 2012. No individual investments in joint ventures or loan pool participation exceeds 20% of the total assets of Kennedy Wilson as of December 31, 2014 or 2013.
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
Equity in joint venture income for the years ended December 31:

(Dollars in millions)	2014	2013	2012
Net income allocation	$46.5	$28.8	$13.7
Unrealized (loss) gain on fair value option	(1.8)	1.0	7.8
Total equity in joint venture income	$44.7	$29.8	$21.5
Participation income allocation	$2.1	$8.7	$7.9

	Year Ended December 31, 2014			Year Ended December 31, 2013
(Dollars in millions)	Greater than 20% (1)	Other	Total(3)	Greater than 20% (1)	Other	Total(3)
Statements of income:
Revenues	$385.1	$539.5	$924.6	$229.6	$427.5	$657.1
Depreciation	52.1	60.2	112.3	58.1	57.9	116.0
Interest	22.2	79.8	102.0	42.3	86.8	129.1
Other expenses	254.9	380.8	635.7	83.6	271.7	355.3
Total expenses	329.2	520.8	850.0	184.0	416.4	600.4
Net income (3)	$55.9	$18.7	$74.6	$45.6	$11.1	$56.7
Net income allocation:
Kennedy Wilson - investments in joint ventures	$5.0	$41.5	$46.5	$28.6	$0.2	$28.8
Kennedy Wilson - investments in loan pool participation (2)	2.1	—	2.1	8.7	—	8.7
Other partners	34.1	(22.8)	11.3	(4.3)	10.9	6.6
Other partners - investments in loan pool participation(2)	14.7	—	14.7	12.6	—	12.6
Net income (3)	$55.9	$18.7	$74.6	$45.6	$11.1	$56.7

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

	Year Ended December 31, 2012
(Dollars in millions)	Greater than 20% (1)	Other	Total(3)
Statements of income:
Revenues	$38.2	$532.5	$570.7
Depreciation	(4.1)	72.6	68.5
Interest	22.0	87.9	109.9
Other expenses	(0.7)	337.6	336.9
Total expenses	17.2	498.1	515.3
Net income	$21.0	$34.4	$55.4
Net income allocation:
Kennedy Wilson - investments in joint ventures	$(3.3)	$17.0	$13.7
Kennedy Wilson - investments in loan pool participation(2)	7.9	—	7.9
Other partners - investments in joint ventures	16.2	17.4	33.6
Other partners - investments in loan pool participation	0.2	—	0.2
Net income	$21.0	$34.4	$55.4
—————
(1)    See discussion above.
(2)    See discussion above.
(3)    See discussion above.

NOTE 6—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
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

The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2014:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Marketable securities(1)	$6.5	$—	$—	$6.5
Unconsolidated investments	—	—	85.9	85.9
Currency forward contract (2)	—	23.9	—	23.9
Currency option contract	—	6.7	—	6.7
	$6.5	$30.6	$85.9	$123.0
(1) Included in other assets.
(2) See further discussion of currency forward contracts.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2013:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Marketable securities	$4.0	$—	$—	$4.0
Unconsolidated investments	—	—	81.1	$81.1
Currency forward contract	—	(9.6)	—	(9.6)
	$4.0	$(9.6)	$81.1	$75.5
Marketable Securities
Marketable securities include Kennedy Wilson's investment in publicly traded equity securities. The carrying value of marketable securities is a level 1 valuation as the fair value is based off of unadjusted quoted market prices in active markets for identical securities. The amount above excludes Kennedy Wilson's 20.2 million shares in KWE as the investment is eliminated due to the consolidation of KWE's results in KW Group's financial statements. Based on the December 31, 2014 share price, Kennedy Wilson's investment in KWE had a market value of approximately $330.8 million (cost basis of $333.8 million). As of December 31, 2014, the Company had a net investment of approximately £203.1 million in KWE, and has hedged 46% of this investment through using currency forward contracts with a notional amount of £92.5 million.
Unconsolidated Investments
Kennedy Wilson records its investments in KW Property Fund III, L.P., Kennedy Wilson Real Estate Fund IV, and Fund V (the "Funds") based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. The Company’s investment balance in the Funds was $24.9 million and $33.5 million at December 31, 2014 and 2013, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets. As of December 31, 2014, the Company had unfunded capital commitments to the Funds in the amount of $29.0 million.
Kennedy Wilson elected to use the fair value option ("FV Option") for three unconsolidated investments to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $61.0 million and $47.6 million at December 31, 2014 and 2013, respectively, which are included in unconsolidated investments in the accompanying balance sheets.
In estimating fair value of real estate held by the Funds and the three FV Option investments, we consider significant unobservable inputs such as capitalization and discount rates.
The following table summarizes our investments in joint ventures held at fair value by type:

(Dollars in millions)	December 31, 2014	December 31, 2013
Funds	$24.9	$33.5
FV Option	61.0	47.6
Total	$85.9	$81.1
The following table presents changes in Level 3 investments, investments in investment companies and investments in joint ventures that elected the fair value option, for the years ended December 31:

(Dollars in millions)	2014	2013	2012
Beginning balance	$81.1	$68.4	$51.4
Unrealized and realized gains	1.8	5.3	10.0
Unrealized and realized losses	(2.5)	(0.3)	(0.4)
Contributions	20.0	10.8	11.6
Distributions	(10.5)	(3.1)	(4.2)
Other	(4.0)	—	—
Ending Balance	$85.9	$81.1	$68.4

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

The change in unrealized and realized gains and losses are included in income from unconsolidated investments in the accompanying consolidated statements of operations.
The change in unrealized gains (losses) on level 3 investments during 2014 and 2013 for investments still held as of December 31, 2014 and 2013 were a loss of $2.0 million and a gain of $4.0 million, respectively.
In estimating fair value of real estate held by the Funds, three unconsolidated investments that elected the fair value option investments and the value of the real estate consolidated (as further described in Note 4), the Company considers significant inputs such as capitalization and discount rates. The table below describes the range of inputs used as of December 31, 2014 for real estate assets:

Estimated rates used for
	Capitalization rates	Discount Rates
Office	5.25% — 8.25%	7.00% — 11.00%
Retail	6.70% — 7.00%	8.00% — 9.00%
Hotel	6.50%	7.50%
Multifamily	4.40% — 6.50%	4.90% — 9.50%
Loan	n/a	12.00% — 25.50%
Land and condominium units	n/a	8.00% — 9.00%
In valuing real estate related assets and indebtedness, Kennedy Wilson considers significant inputs such as the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by Kennedy Wilson for these types of investments range from 0.50% to 4.94%.
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
Currency forward and option contracts
KW Group has currency forward and option contracts to manage their exposure to currency fluctuations between its functional currency (U.S. dollars) and the functional currency (euros, GBP, and JPY) of certain of our subsidiaries. To accomplish this objective, KW Group hedged these exposures by entering into currency forward and option contracts to partially hedge KW Group's exposure to its net investment in certain foreign operations caused by currency fluctuations. The currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the foreign currency applied to the notional value in that foreign currency discounted at a market rate for similar risks. The Company’s currency options are valued using a variant of the Black-Sholes model tailored for currency derivatives and the forward foreign currency contracts are valued based on the difference between the contract rate and the forward rate at maturity of the yen applied to the notional value in yen discounted at a market rate for similar risks. The Company has determined that, based on an evaluation of the significance of each of the inputs used to value these instruments, they are considered to be level 2 in their entirety. Although we have determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the derivative utilize Level 3 inputs. However, as of December 31, 2014, KW Group assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, we have determined that our derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
Changes in fair value are recorded in other comprehensive income in the accompanying consolidated statements of comprehensive income (loss) as the portion of the currency forward and option contracts used to hedge currency exposure of its certain consolidated subsidiaries qualifies as a net investment hedge under FASB ASC Topic 815. The fair value of the derivative instruments held as of December 31, 2014 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the balance sheet. See Note 12 for a complete discussion on other comprehensive income including currency forward and option contracts and foreign currency translations.
The table below details the currency forward contracts and currency option contracts KW Group had as of December 31, 2014:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

(Amounts in millions, other than forward rate/strike price)							Fair Value Assets	Change in Unrealized Gains (Losses)
							December 31,	Year Ended December 31,
Currency Hedged	Type	Underlying Currency	Notional Amount	Trade Date	Settlement/Expiration Date	Forward Rate/Strike Price	2014	2014
EUR	Forward	USD	€93.5	5/31/2012 - 6/25/2014	6/4/2015 - 6/27/2019	1.2400 - 1.4471	$8.7	$14.1
GBP	Forward	USD	£118.0	2/13/2014 - 10/9/2014	8/13/2015 - 10/15/2019	1.5943 - 1.6491	5.8	5.8
EUR (1)	Forward	GBP	€196.0	6/18/2014 - 11/10/2014	8/27/2015 - 11/12/2019	0.7905 - 0.8621	9.4	10.0
YEN (2) (3)	Option	USD	¥42,996.0	9/18/2014 - 12/11/2014	3/26/2015 - 7/31/2015	110.62 - 135.00	6.7	3.0
Total (4)							$30.6	$32.9
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Hedge is held by KWR on its wholly-owned subsidiaries.
(3) For the year ended December 31, 2014, $1.4 million recognized through results of operations due to portion of hedge not designated as a net investment hedge.
(4) Hedges are presented gross in the consolidated balance sheet. Hedge assets are included in other assets and hedge liabilities are included in other liabilities.

The table below details the currency forward contracts KW Group had as of December 31, 2013:

(Currency amounts in millions)							Fair Value Liabilities	Change in Unrealized Losses
							December 31,	Year Ended December 31,
Currency Hedged	Type	Underlying Currency	Notional Amount	Trade Date	Settlement/Expiration Date	Forward Rate/Strike Price	2013	2013
Euro	Forward	USD	€96.0	5/31/2012 - 12/17/2013	6/4/2015 - 12/19/2016	1.2400 - 1.3816	$7.0	$(5.3)
GBP	Forward	USD	£25.5	8/9/2013 - 8/23/2013	2/13/2014 - 8/28/2014	1.5479 - 1.5522	2.6	(2.6)
Total (1)							$9.6	$(7.9)
(1) Hedges are presented gross in the consolidated balance sheet. Hedge assets are included in other assets and hedge liabilities are included in other liabilities.

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
KW Group accounts for its debt liabilities at face value plus net unamortized debt premiums and any fair value adjustments as part of business combinations. As of December 31, 2014 and 2013, the fair value of our senior notes payable, borrowings under

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

lines of credit, and investment debt was estimated to be approximately $3,044.8 million and $878.2 million, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and our credit risk to the current yield of a similar security, compared to their carrying value of $3,023.3 million and $850.8 million at December 31, 2014 and 2013, respectively. The inputs used to value our senior notes payable, borrowings under lines of credit, mortgage loans payable and junior subordinated debentures are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be level 2 inputs.

NOTE 7—OTHER ASSETS
Other assets consist of the following:

	December 31,
(Dollars in millions)	2014	2013
Above-market leases, net of accumulated amortization of $6.7 million at December 31, 2014	71.6	$—
Deposits	49.9	5.3
Other, net of accumulated amortization of $1.8 million and $1.2 million at December 31, 2014 and 2013, respectively	25.8	7.7
Loan fees, net of accumulated amortization of $5.0 million and $4.5 million at December 31, 2014 and 2013, respectively	36.0	14.1
Hedge Assets	30.6	—
Goodwill	23.9	23.9
Office furniture and equipment net of accumulated depreciation of $5.7 million and $2.2 million at December 31, 2014 and December 31, 2013, respectively	22.0	10.4
Marketable securities(1)	6.5	4.0
Prepaid expenses	11.2	7.6
Deferred tax asset, net	27.6	—
	$305.1	$73.0
(1) The amount above excludes Kennedy Wilson's 20.2 million shares in KWE as the investment is eliminated due to the consolidation of KWE's results. Based on the closing price of KWE shares on December 31, 2014, the fair value of Kennedy Wilson's investment in KWE is $330.8 million.
Depreciation and amortization expense related to the above depreciable assets were $11.3 million, $4.0 million, and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 8—INVESTMENT DEBT

Mortgage loans at December 31, 2014 and 2013 consist of the following:

(Dollars in millions)		Carrying amount of investment debt as of December 31, (1)
Types of Property Pledged as Collateral	Region	2014	2013
Multifamily (1)	Western U.S.	$565.5	$261.0
Commercial	Western U.S.	131.0	110.4
Residential, Hotel, and Other	Western U.S	37.2	28.0
Multifamily (1)	Japan	242.9	—
Commercial	Japan	2.1	2.4
Commercial (1)(2)	Ireland	412.5	—
Multifamily (1)(3)	Ireland	133.6	—
Residential, Hotel, and Other(1)(5)	Ireland	101.9	—
Commercial (1)(4)	United Kingdom	569.2	—
Investment Debt		$2,195.9	$401.8
————————————————————

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

(1) The mortgage loan payable balances include unamortized debt premiums. Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan premium as of December 31, 2014 and 2013 was $15.4 million and $5.3 million.
(2) Includes $323.8 million of investment debt on properties that were acquired and held by KWE. Kennedy Wilson owns approximately 14.9% of the total issued share capital of KWE.
(3) Includes $40.3 million of investment debt on properties that were acquired and held by KWE. Kennedy Wilson owns approximately 14.9% of the total issued share capital of KWE.
(4) Includes $483.0 million of investment debt on properties that were acquired and held by KWE. Kennedy Wilson owns approximately 14.9% of the total issued share capital of KWE.
(5) Includes $14.6 million of investment debt on properties that were acquired and held by KWE. Kennedy Wilson owns approximately 14.9% of the total issued share capital of KWE.

The investment debt had a weighted average interest rate of 3.03% and 4.02% per annum at December 31, 2014 and 2013. As of December 31, 2014, 43% of KW Group's property level debt is fixed rate, 38% is floating rate with interest caps and 19% is floating rate without interest caps. As of December 31, 2013, 86% of our property level debt is fixed rate, 7% is floating rate with interest caps and 7% is floating rate without interest caps.

During the year ended December 31, 2014, 20 mortgage loans were consolidated, 14 acquisitions were partially financed with mortgages, and three existing investments that closed all equity were subsequently partially financed with mortgages. See Note 4 for more detail on the acquisitions and the investment debt associated with them.
The aggregate maturities of mortgage loans and notes payable subsequent to December 31, 2014 are as follows:

(Dollars in millions)
2015	$108.8
2016	60.6
2017	142.3
2018	92.5
2019	1,042.8
Thereafter	733.5
2,180.5
Debt premium	15.4
$2,195.9

NOTE 9—BORROWINGS UNDER LINES OF CREDIT

KWH Facility

Kennedy Wilson has an unsecured revolving credit facility ("KWH Facility") with U.S. Bank and East-West Bank and Bank of Ireland that bears interest at a rate equal to LIBOR plus 2.75% and has a maturity date of October 1, 2016. In July 2014 Kennedy-Wilson, Inc. increased its unsecured corporate line of credit facility from $140.0 million to $300.0 million. The increase was driven by the admission of Bank of America, N.A., Deutsche Bank AG New York Branch and J.P. Morgan Chase Bank, N.A. to the existing lender syndicate and an increased commitment from The Governor and Company of the Bank of Ireland.

The revolving loan agreement that governs the unsecured credit facility was updated due to the increase in the facility. The updated facility requires Kennedy-Wilson, Inc. to maintain (i) a minimum rent, adjusted fixed charge coverage ratio (as defined in the revolving loan agreement) of not less than 1.50 to 1.00, measured on a four quarter rolling average basis and (ii) maximum balance sheet leverage (as defined in the revolving loan agreement) of not greater than 1.50 to 1.00, measured at the end of each calendar quarter; (iii) an effective tangible net worth (as defined in the revolving loan agreement) equal to or greater than $500.0 million plus 50% of any equity offerings after March 31, 2014, measured at the end of each calendar quarter; and (iv) unrestricted cash, cash equivalents and publicly traded marketable securities in the aggregate amount of at least $40.0 million.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

As of December 31, 2014, Kennedy Wilson's adjusted fixed charge coverage ratio was 2.99 to 1.00, its balance sheet leverage ratio was 0.98 to 1.00, and its effective tangible net worth and its unrestricted cash, cash equivalents and publicly traded marketable securities were $944.2 million and $841.1 million, respectively, and Kennedy-Wilson, Inc. was in compliance with these covenants. The revolving loan agreement also provides that any subsidiary guarantors under our 2042 Notes (as defined below) must provide guarantees of the loans drawn on our unsecured revolving credit facility.  See Note 10 for a discussion of our senior notes.

The average outstanding borrowings under the facility were $22.9 million and $14.9 million during the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, there were $125.0 million and $0.0 million outstanding under the unsecured facility, respectively.

KWE Facility

In August 2014, KWE entered into a three year unsecured floating rate revolving debt facility ("KWE Facility") of approximately $350 million (£225 million) with a syndicate of banks. The facility was undrawn as of December 31, 2014 and expires in August of 2017. The KWE Facility requires KWE to maintain (i) a maximum consolidated leverage ratio (as defined in the revolving loan agreement) not to exceed 60%; (ii) a minimum net asset value where IFRS NAV (as defined in the KWE Facility agreement) is no less than £744.4 million plus 75% of equity proceeds received by subsidiaries; (iii) a minimum fixed charge coverage ratio where consolidated EBITDA to consolidated fixed charges is no less than 1.5 to 1.0 for the last four quarters; (iv) a minimum unsecured interest where property level net operating income ("NOI") and loan asset NOI to interest expense on unsecured debtors are no less than 1.9 to 1.0 for the last four quarters; and (v) a maximum secured recourse indebtedness for consolidated secured recourse debt of no more than 2.5% of total asset value at any time.

NOTE 10—SENIOR NOTES

(Dollars in millions)			December 31, 2014			December 31, 2013
				Unamortized			Unamortized
	Interest Rate	Maturity Date	Face Value	Net Premium/(Discount)	Carrying Value	Face Value	Net Premium/(Discount)	Carrying Value
2042 Notes	7.75%	12/1/2042	$55.0	$—	$55.0	$55.0	$—	$55.0
2024 Notes	5.88%	4/1/2024	650.0	(2.6)	647.4	—	—	—
2019 Notes	8.75%	4/1/2019	—	—	—	350.0	4.0	354.0
Senior Notes			$705.0	$(2.6)	$702.4	$405.0	$4.0	$409.0
In March 2014, Kennedy Wilson completed a public offering of $300.0 million aggregate principal amount of 5.875% Senior Notes, due April 1, 2024 (the "2024 Notes"). The 2024 Notes were issued and sold at a public offering price of 99.068% of their principal amount by Kennedy-Wilson, Inc. (the “Issuer”), a wholly owned subsidiary of Kennedy Wilson.
In November 2014, the Company completed an additional public offering of $350.0 million aggregate principal amount of 5.875% Senior Notes, due 2024. The additional 2024 Notes have substantially identical terms as the 2024 Notes mentioned above, and are treated as a single series with the 2024 Notes under the 2024 Indenture. The additional 2024 Notes were issued and sold at a public offering price of 100.0% of their principal amount, plus accrued interest from, and including, October 1, 2014 by the Issuer. The amount of the 2024 Notes included in the accompanying consolidated balance sheets was $647.4 million at December 31, 2014.
In November 2014, Kennedy Wilson used the proceeds from the 2024 Notes November 2014 issuance, together with cash on hand, to extinguish its 2019 Notes (as defined below) with an aggregate face value of $350.0 million (and an aggregate carrying value of $353.5 million) for $380.1 million which resulted in a $25.8 million loss on early extinguishment of corporate debt. The aggregate carrying value of the 2019 Notes included in the accompanying consolidated balance sheets, net of unamortized premiums and discounts was $0.0 million and $354.0 million at December 31, 2014 and 2013, respectively.
In December 2012, the Issuer, in a private placement, issued $100.0 million aggregate principal amount of 8.750% Senior Notes due April 1, 2019 (the "2019 Notes") for approximately $105.3 million, net of premium. The 2019 Notes were issued as additional notes under an indenture dated as of April 5, 2011, among the Issuer; Kennedy Wilson, as parent guarantor; certain subsidiaries of the Issuer, as subsidiary guarantors; and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee, as thereafter supplemented and amended. During 2011, the Issuer issued $200.0 million aggregate principal amount of its 2019 Notes on April 5, 2011 for approximately $198.6 million, net of discount, and an additional $50.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

million aggregate principal amount of such notes on April 12, 2011 for approximately $50.8 million, net of premium. The additional notes had substantially identical terms as the initial 2019 Notes and were treated as a single series under the indenture.
In December 2012, Kennedy Wilson completed a public offering of $55.0 million aggregate principal amount of 7.75% Senior Notes due 2042 ("2042 Notes"). The 2042 Notes were issued and sold at a public offering price of 100% of their principal amount by Kennedy-Wilson, Inc. (the “Issuer”), a wholly owned subsidiary of Kennedy Wilson. The amount of the 2042 Notes included in the accompanying consolidated balance sheets was $55.0 million at December 31, 2014 and 2013, respectively.
The indentures governing the 2024 Notes and the 2042 Notes contain various restrictive covenants, including, among others, limitations on our ability and the ability of certain of the Company's subsidiaries to incur or guarantee additional indebtedness, make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens on assets, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indentures governing the 2024 Notes and the 2042 Notes limits the ability of Kennedy Wilson and certain of its subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy Wilson's maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of December 31, 2014, the balance sheet leverage ratio was 0.92 to 1.00. See Note 19 for the guarantor and non-guarantor financial statements.

NOTE 11—JUNIOR SUBORDINATED DEBENTURES
In September 2014, Kennedy Wilson extinguished its junior subordinated debt with a face value of $40.0 million for $41.5 million which resulted in a $1.5 million loss on early extinguishment of corporate debt.

NOTE 12—RELATED PARTY TRANSACTIONS
The firm of Solomon, Winnett & Rosenfield was paid $0.2 million annually for income tax services provided by the firm during the years ended December 31, 2014, 2013, and 2012. Jerry Solomon is a partner in the firm and a member of Kennedy Wilson’s Board of Directors. For the years ended December 31, 2014, 2013, and 2012, Mr. Solomon was paid an immaterial amount of director’s fees.
The Company has a lease with an affiliate of a third-party shareholder for its corporate offices in Beverly Hills, California. As of December 31, 2014, the future minimum lease payments under this agreement is $0.6 million for 2015.
The Company has a lease with an affiliate of a third-party shareholder for its corporate offices in Beverly Hills, California. Rental expense under this arrangement totaled $1.6 million and $1.3 million for the years ended December 31, 2014 and 2013, respectively.
The Company received fees and other income from affiliates and entities in which the Company holds ownership interests in the following amounts:

	Year ended December 31,
(Dollars in millions)	2014	2013	2012
Property management and leasing fees	$57.4	$46.0	$32.5
Total related party revenue	$57.4	$46.0	$32.5

NOTE 13—INCOME TAXES
The table below represents the components of income (loss) before the provision for income taxes. The Company generally invests in foreign real estate through domestic partnerships and, as such, the (loss) income for foreign jurisdictions generally represents the results of its foreign corporations. Additionally, the table below is not reflective of the cash tax results of the Company.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

	Year ended December 31,
(Dollars in millions)	2014	2013	2012
Domestic	$60.2	$27.4	$(3.7)
Foreign	62.3	(10.6)	10.2
Total	$122.5	$16.8	$6.5

The (benefit from) provision for income taxes consisted of the following:

	Year ended December 31,
(Dollars in millions)	2014	2013	2012
Federal
Current	$—	$(0.1)	$—
Deferred	31.0	5.2	(2.7)
	31.0	5.1	(2.7)
State
Current	0.1	—	—
Deferred	5.2	(0.1)	1.4
	5.3	(0.1)	1.4
Foreign
Current	4.1	0.3	0.5
Deferred	(8.0)	(2.4)	0.6
	(3.9)	(2.1)	1.1
Total	$32.4	$2.9	$(0.2)
A reconciliation of the statutory federal income tax rate of 34% with Kennedy Wilson’s effective income tax rate is as follows:

	Year ended December 31,
(Dollars in millions)	2014	2013	2012
Tax computed at the statutory rate	$41.8	$5.6	$2.3
State income taxes, net of federal benefit	2.7	—	0.2
Foreign rate differential	3.7	2.3	(2.4)
Adjustment to investment basis	2.0	—	—
Noncontrolling interest and other	(22.7)	(6.9)	(0.9)
Other	4.9	2.0	0.2
Valuation allowance	—	(0.1)	0.4
Provision for (benefit from) income taxes	$32.4	$2.9	$(0.2)
Cumulative tax effects of temporary differences are shown below at December 31, 2014 and 2013:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

	Year ended December 31,
(Dollars in millions)	2014	2013
Deferred tax assets:
Accrued reserves	$0.3	$0.2
Stock option expense	4.2	1.3
Marketable securities	0.3	—
Net operating loss carryforward and credits	40.9	42.9
Foreign currency translation	91.5	—
Total deferred tax assets	137.2	44.4
Deferred tax liabilities:
Depreciation and amortization	51.3	6.2
Prepaid expenses and other	0.5	0.4
Investment basis and reserve differences	40.4	50.3
Foreign currency translation	—	3.9
Capitalized interest	2.3	2.3
Valuation allowance	3.4	0.3
Marketable securities	—	0.4
Hedging transactions	11.7	4.7
Total deferred tax liabilities	109.6	68.5
Deferred tax asset (liability), net	$27.6	$(24.1)

Based upon the level of historical taxable income and projections for future taxable income over the periods which Kennedy Wilson’s gross deferred tax assets are deductible, management believes it is more likely than not Kennedy Wilson will realize the benefits of these deductible differences at December 31, 2014.
As of December 31, 2014 Kennedy Wilson had federal net operating losses of $95.2 million. These net operating losses begin to expire in the year 2030. As of December 31, 2014 there were also California net operating loss carryforwards of approximately $87.6 million. The California net operating losses begin to expire after the year 2028. In addition, Kennedy Wilson has $4.7 million of other state net operating losses. We believe that it is more likely than not that certain state net operating losses will expire before the Kennedy Wilson can realize the benefit of the losses. We have provided a valuation allowance of $0.8 million as of December 31, 2014 for certain state net operating losses. As of December 31, 2014, Kennedy Wilson had $47.9 million of foreign net operating losses carryforwards of which $3.0 million begin to expire in 2030 and $44.9 million have no expiration date. We have provided a valuation allowance of $14.7 million as of December 31, 2014 for certain foreign net operating losses.
Presently a deferred tax liability for undistributed earnings of subsidiaries located outside the United States has not been recorded. These earnings may become taxable upon a payment of a dividend or as a result of a sale or liquidation of the subsidiaries. At this time the Company does not have plans to repatriate income from its foreign subsidiaries, however to the extent that the Company is able to repatriate such earnings in a tax free manner, or in the event of a change in the capital situation or investment strategy, it is possible that the foreign subsidiaries may pay a dividend which would impact our effective tax rate. Unremitted earnings of foreign subsidiaries, which have been, or are intended to be permanently invested, aggregated approximately $9.5 million as of December 31, 2014. If these subsidiaries' earnings were repatriated to the United States additional U.S. domestic taxes of $4.5 million would be incurred.
There were no gross unrecognized tax benefits at December 31, 2014 and 2013. Management has considered the likelihood and significance of possible penalties associated with Kennedy Wilson's current and intended filing positions and has determined, based on its assessment, that such penalties, if any, would not expected to be significant.
Kennedy Wilson's federal income tax returns remain open to examination for the years 2011 through 2013.

For income tax purposes, distributions paid to common stockholders and preferred shareholder are return of capital for the year ended December 31, 2014.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

Future minimum lease payments under scheduled operating leases that have initial or remaining noncancelable terms in excess of one year are as follows:

(Dollars in millions)
Year ending December 31,
2015	$3.0
2016	1.8
2017	1.1
2018	0.7
2019	0.7
Thereafter	1.9
Total minimum payments	$9.2
Rental expense was $4.3 million, $3.6 million, and $3.0 million for the years ended December 31, 2014, 2013, and 2012, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations.
GUARANTEES—The Company has provided guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees were approximately $54.9 million at December 31, 2014. The guarantees expire by the year end of 2021 and Kennedy Wilson's performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sales proceeds of the property.
CAPITAL COMMITMENTS—As of December 31, 2014 and 2013, the Company has unfunded capital commitments to its joint ventures in the amounts of $33.1 million and $8.0 million.
EMPLOYMENT AGREEMENTS—Kennedy Wilson has entered into employment agreements with its Chief Executive Officer ("CEO"), its President and Chief Executive Officer of its European operations ("CEO - Europe"), its Chief Financial Officer ("CFO"), its Executive Vice President ("EVP"), and its Executive Vice President and General Counsel ("EVP, GC"). The CEO and CEO - Europe have base salaries of $1.5 million and $1.0 million, respectively through August 6, 2021. The CFO, EVP, and EVP, GC have base salaries of $0.6 million, $0.6 million and $0.8 million, respectively through December 29, 2019.
Additionally, the employment agreements provide for the payment of an annual discretionary bonus and participation in equity awards approved in an amount determined in the sole and absolute discretion of the Compensation Committee of the board of directors.
LITIGATION—Kennedy Wilson is currently a defendant in certain routine litigation arising in the ordinary course of business. It is the opinion of management and legal counsel that the outcome of these actions will not have a material effect on the financial statements taken as a whole.

NOTE 15—STOCK COMPENSATION PLANS
In November 2009, Kennedy Wilson adopted the 2009 Equity Participation Plan ("the Equity Plan") that allows for the grant of up to approximately 2.5 million shares of common stock. As of December 31, 2014 all the restricted share awards were granted to employees, which vest ratably over a five year period. Vesting of the restricted share awards is contingent upon the expected achievement of a performance target as of the initial vesting date of November 13, 2010 and each of the next four years thereafter. The performance targets were achieved for 2011, 2012, 2013 and 2014. From inception of the plan through December 31, 2014, 2,526,119 shares have vested and 60,125 shares have been forfeited. The Company re-granted the forfeited shares in 2013. The restricted share awards are recognized as expense on a tranche by tranche basis over the five year performance period. As of December 31, 2014, there was $1.0 million of unrecognized compensation cost for the Equity Plan related to unvested restricted shares.
In June 2012, Kennedy Wilson adopted and its shareholders approved the Amended and Restated 2009 Equity Participation Plan (the "Amended and Restated Plan") under which an additional 3.2 million shares of common stock have been reserved for restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2009 Amended and Restated Equity Participation Plan are set by the Company's compensation committee at its discretion. During the year ended December 31, 2012, 3.2 million shares of restricted common stock were granted under the Amended and Restated Plan along with 5,000 shares which remained under the original plan. The shares vest over five years with 40% vesting ratably in

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

the first four years of the award period and the remaining 60% in the fifth year of the award period. Vesting of the restricted share awards is contingent upon the expected achievement of a performance target in each year of the award period with the initial vesting of the first 10% in January 2013. The performance targets were achieved for 2012, 2013 and 2014. From inception of the plan through December 31, 2014, 606,566 shares have vested and 112,500 shares have been forfeited. As of December 31, 2014, there was $33.0 million of unrecognized compensation cost for the Equity Plan related to unvested restricted shares which will vest over the next three years.
In July of 2014, Kennedy Wilson adopted and its shareholders approved the Amended and Restated 2009 Equity Participation Plan under which an additional 6 million shares of common stock have been reserved for restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2009 Amended and Restated Equity Participation Plan are set by the Company's compensation committee at its discretion. The shares will vest ratably over a five-year year period based on the achievement of certain performance targets. The performance periods over which the Company’s return on equity will be measured for the awards will be the Company’s fiscal years ending December 31, 2014, 2015, 2016, 2017 and 2018. During the year ended December 31, 2014, 3.3 million shares of restricted common stock were granted under the Amended and Restated Plan. From inception of the plan through December 31, 2014, no shares had vested or been forfeited. As of December 31, 2014, there was $72.3 million of unrecognized compensation cost for the Equity Plan related to unvested restricted shares which will vest over the next five years.
    During the years ended December 31, 2014, 2013 and 2012, Kennedy Wilson recognized $15.8 million, $7.5 million and $8.1 million of compensation expense related to the vesting of restricted common stock and is included in compensation and related expense in the accompanying consolidated statements of operations. During 2013, the Company modified the Amended and Restated Plan to remove an external performance component associated with the vesting of awards. This modification changed the accounting treatment of the Amended and Restated Plan to be equity based as opposed to liability based. Due to this change, $4.7 million was reclassified from a liability to equity during the year ended December 31, 2013.
The following table sets forth activity under the Equity Plan and Amended and Rested Plan:

Shares
Nonvested at December 31, 2012	4,189,964
Granted	136,600
Vested	(822,724)
Forfeited	(146,638)
Nonvested at December 31, 2013	3,357,202
Granted	3,147,500
Vested	(855,494)
Forfeited	(2,475)
Nonvested at December 31, 2014	5,646,733

Employee Benefit Arrangements
Kennedy Wilson has a qualified plan under the provisions of Section 401(k) of the Internal Revenue Code. Under this plan, participants are able to make salary deferral contributions of up to 75% of their total compensation, up to a specified maximum. The 401(k) plan also includes provisions which authorize Kennedy Wilson to make discretionary contributions. During the years ended December 31, 2014, 2013 and 2012, Kennedy Wilson made matching contributions of $0.2 million, $0.2 million, and $0.2 million, respectively to this plan and they are included in compensation and related expenses in the accompanying consolidated statements of operations.

NOTE 16—EQUITY
Common Stock
In January 2014, Kennedy Wilson completed an offering of 9.2 million shares of its common stock, which raised $190.6 million of net proceeds.
In September 2013, Kennedy Wilson completed an offering of 6.9 million shares of its common stock, which raised $122.0 million of net proceeds.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

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

Preferred Stock
During 2010, Kennedy Wilson issued two series of Convertible Cumulative Preferred Stock (together “the Preferred Stock”) at 1,000 per share, series A (100,000 shares) and series B (32,550 shares), for total proceeds less issuance costs of $99.8 million and $32.5 million. The series A Preferred Stock is convertible into common stock at any time at the option of the holder prior to May 19, 2015 at a price of $12.41 per share and is mandatorily convertible into common stock on May 19, 2015. The series B Preferred Stock is convertible into common stock at any time at the option of the holder prior to November 3, 2018 at a price of $10.70 per share and is mandatorily convertible into common stock on November 3, 2018. The series A and series B Preferred Stock have dividend rates of 6.0% and 6.452% payable quarterly.
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
During the years ended December 31, 2013 and 2012, Kennedy Wilson repurchased a total of 0.4 million and 0.6 million of its outstanding warrants for total consideration of $1.4 million and $1.6 million. The Company received $15.4 million from warrant holders due to the exercise of 2.7 million warrants during 2013. The remaining 2.7 million warrants outstanding were exercised on a cashless basis on November 14, 2014 for 1.5 million common shares. As of December 31, 2014 there were no warrants outstanding.

Dividend Distributions
Kennedy Wilson declared and paid the following cash dividends on its common and preferred stock:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

(Dollars in millions)	Year Ended December 31, 2014		Year Ended December 31, 2013
	Declared	Paid	Declared	Paid
Preferred Stock
Series A	$6.0	$6.0	$6.0	$6.0
Series B	2.1	2.1	2.1	2.1
Total Preferred Stock	8.1	8.1	8.1	8.1
Common Stock	33.6	30.8	21.8	16.0
Total (1)	$41.7	$38.9	$29.9	$24.1
—————
(1) The difference between declared and paid is the amount accrued on the consolidated balance sheets.

Accumulated Other Comprehensive Income
The following table summarizes the changes in each component of accumulated other comprehensive income (loss) ("AOCI"), net of 40% estimated tax:

(Dollars in millions)	Foreign Currency Translation	Foreign Currency Derivatives	Marketable Securities	Total Accumulated Other Comprehensive Income

Balance at December 31, 2013	$4.3	$4.9	$—	$9.2
Unrealized (losses) gains, arising during the period	(233.6)	44.9	(0.4)	(189.1)
Amounts reclassified out of AOCI during the period	(0.3)	(6.8)	—	(7.1)
Taxes on unrealized (losses) gains, arising during the period	92.8	(18.0)	0.2	75.0
Noncontrolling interest	94.4	(10.6)	—	83.8
Balance at December 31, 2014	$(42.4)	$14.4	$(0.2)	$(28.2)
The local currencies for our interests in foreign operations include the euro, the British pound sterling, and the Japanese yen. The related amounts on our balance sheets are translated into U.S. dollars at the exchange rates at the respective financial statement date, while amounts on our statements of operations are translated at the average exchange rates during the respective period. The increase in the unrealized losses on foreign currency translation is a result of the strengthening of the U.S. dollar against the Japanese yen, euro and British pound sterling during the year ended December 31, 2014.
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

As a result of the consolidations of KWR and six separate joint ventures that hold real estate-related investments located in the U.K. and Ireland the Company has reclassified $7.1 million out of AOCI and recognized a gain in acquisition-related gain in the accompanying consolidated statements of operations.

Noncontrolling Interests

Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries and are presented separately on the balance sheet. As of December 31, 2014 and 2013 the Company has noncontrolling interest of $2.1 billion and $50.6 million. The increase in noncontrolling interests during 2014 is primarily due to the Company's investment in and consolidation of KWE as well as the consolidations of KWR and the six joint venture investments that hold real estate in United Kingdom and Ireland discussed above. Kennedy Wilson recorded an increase $1.9 billion for the issuance of KWE shares and $291.8 million for the consolidation of the joint ventures mentioned above. The Company also allocated $68.2 million of income, $83.8 million of other comprehensive losses and made distributions of $57.7 million to noncontrolling interest holders.

NOTE 17—EARNINGS PER SHARE

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

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

Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. Because KW Group incurred losses for years ended December 31, 2013 and 2012, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding for that period. The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the years ended December 31, 2014, 2013, and 2012:
The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
(Dollars in millions, except share amounts and per share data)	2014	2013	2012
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$13.8	$(14.5)	$(3.9)
Net income and dividends allocated to participating securities	(1.4)	(0.9)	(0.5)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	12.4	(15.4)	(4.4)
Dividends declared on common shares	(32.3)	(20.9)	(11.3)
Undistributed (losses) earnings attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(19.9)	$(36.3)	$(15.7)

Distributed earnings per share	$0.36	$0.28	$0.20
Undistributed (losses) earnings per share	(0.22)	(0.49)	(0.27)
Income (loss) per basic	0.14	(0.21)	(0.07)

Income (loss) per diluted	$0.14	$(0.21)	$(0.07)

Weighted-average shares outstanding for basic	89,200,855	71,159,919	55,285,833
Weighted average shares outstanding for diluted	91,555,214	71,159,919	55,285,833
Dividends declared per common share	$0.36	$0.28	$0.20
The dilutive shares from convertible securities have not been included in the diluted weighted average shares as Kennedy Wilson for the year ended December 31, 2014 as they are anti-dilutive. For the years ended December 31, 2013 and 2012 the dilutive shares for warrants, convertible securities, and unvested shares have not been included as they are anti-dilutive. There was a total of 11,100,074, 13,494,478 and 19,339,021 potentially dilutive securities as of December 31, 2014 2013 and 2012 not included as part of the calculation above as they were anti-dilutive.

NOTE 18—SEGMENT INFORMATION
Kennedy Wilson's business is defined by two core segments: KW Investments and KW Services. KW Investments invests in multifamily, residential and commercial properties as well as loans secured by real estate. KW Services provides a full array of real estate-related services to investors and lenders, with a strong focus on financial institution-based clients.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

Kennedy Wilson’s segment disclosure with respect to the determination of segment profit or loss and segment assets is based on these services and investments.
KW Investments
Kennedy Wilson invests its capital in real estate assets and loans secured by real estate either on its own or with strategic partners through KWE, joint ventures, separate accounts, and commingled funds. The Company is typically the general partner or external manager in these joint ventures with a promoted interest in the profits or appreciation of our investments beyond our ownership percentage. The Company has an average ownership interest across all investments of approximately 32%. Our equity partners include public shareholders financial institutions, foundations, endowments, high net worth individuals and other institutional investors. See the "Business Segments" section in Item 1 for a more detailed discussion of the different components of the KW Investments segment.
Substantially all of the revenue—related party was generated via inter-segment activity for the years ended December 31, 2014, 2013 and 2012. Generally, this revenue consists of fees earned on investments in which Kennedy Wilson also has an ownership interest. The amounts representing investments with related parties and non-affiliates are included in the investment segment. No single third party client accounted for 10% or more of Kennedy Wilson's revenue during any period presented in these financial statements.
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
The Company manages over 71 million square feet of properties for institutional clients and individual investors in the United States, Europe, and Japan, which includes assets we have ownership in and third party assets. With 25 offices throughout the United States, the United Kingdom, Ireland, Spain, Jersey and Japan the Company has the capabilities and resources to provide property services to real estate owners as well as the experience, as a real estate investor, to understand client concerns. The managers of KW Services have an extensive track record in their respective lines of business and the real estate community as a whole. The Company believes their knowledge and relationships is an excellent driver of business through the services business as well as on the investment front.
Additionally, KW Services plays a critical role in supporting the company's investment strategy by providing local market intelligence and real-time data for evaluating investments, generating proprietary transaction flow and creating value through efficient implementation of asset management or repositioning strategies.
The following tables summarize the income and expense activity by segment for the years ended December 31, 2014, 2013 and 2012 and total assets as of December 31, 2014, 2013 and 2012.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Investments
Rental and hotel	$270.2	$43.0	$8.5
Loans and other income	28.4	1.9	2.8
Sale of real estate	17.4	10.1	2.3
Total revenue	316.0	55.0	13.6
Depreciation and amortization	(104.5)	(17.4)	(4.4)
Operating Expenses	(201.6)	(69.1)	(36.9)
Income from unconsolidated investments	48.3	41.4	27.9
Operating Income	58.2	9.9	0.2
Acquisition-related gains	218.1	56.6	25.5
Acquisition-related expenses	(19.7)	(1.6)	(0.7)
Interest expense-investment	(46.3)	(11.8)	(2.5)
Other	5.1	(2.2)	7.0
Net income	215.4	50.9	29.5
Net income attributable to the non-controlling interests	(73.6)	(20.3)	(2.5)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$141.8	$30.6	$27.0

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Services
Investment management, property services and research fees (includes $57.4, $46.0, and $32.5 million of related party fee, respectively)	$82.6	$68.1	$53.3
Total revenue	82.6	68.1	53.3
Operating expenses	(61.1)	(40.7)	(33.1)
Depreciation and amortization	—	—	(0.2)
Income from unconsolidated investments	5.9	—	—
Net Income	27.4	27.4	20.0
Net loss attributable to the noncontrolling interests	5.4	—	—
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$32.8	$27.4	$20.0

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Corporate
Operating expenses	(35.8)	21.9	16.7
Depreciation and amortization	—		0.3
Operating loss	(35.8)	(21.9)	(17.0)
Interest income	—	0.3	0.2
Interest expense - corporate	(57.1)	(39.9)	(26.1)
Loss on extinguishment of corporate debt	(27.3)	—	—
Loss before (provision for) income taxes	(120.2)	(61.5)	(42.9)
(Provision for) benefit from income taxes	(32.4)	(2.9)	0.2
Net loss	(152.6)	(64.4)	(42.7)
Preferred dividends and accretion of preferred stock issuance costs	(8.1)	(8.1)	(8.1)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(160.7)	$(72.5)	$(50.8)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Consolidated
Investment management, property services and research fees (includes $57.4, $46.0, and $32.5 million of related party fee, respectively)	$82.6	$68.1	$53.3
Rental and other income	270.2	43.0	8.5
Sale of real estate	28.4	10.1	2.3
Loans and Other Income	17.4	1.9	2.8
Total revenue	398.6	123.1	66.9
Operating expenses	298.6	131.7	86.6
Depreciation and amortization	104.5	17.4	4.9
Total operating expenses	403.1	149.1	91.5
Income from unconsolidated investments	54.2	41.4	27.9
Operating income	49.7	15.4	3.3
Acquisition-related gains	218.1	56.6	25.5
Acquisition-related expenses	(19.7)	(1.6)	(0.7)
Interest expense - investment	(46.3)	(11.8)	(2.5)
Interest expense - corporate	(57.1)	(39.9)	(26.1)
Loss on extinguishment of corporate debt	(27.3)	—	—
Other	5.1	(1.9)	7.0
Income before benefit from income taxes	122.5	16.8	6.5
(Provision for) benefit from income taxes	(32.4)	(2.9)	0.2
Net income	90.1	13.9	6.7
Net income attributable to the noncontrolling interests	(68.2)	(20.3)	(2.5)
Preferred dividends and accretion of preferred stock issuance costs	(8.1)	(8.1)	(8.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$13.8	$(14.5)	$(3.9)

	December 31,
(Dollars in millions)	2014	2013
Assets
Investments	$6,017.9	$1,537.4
Services	60.2	132.6
Corporate	254.0	128.8
Total assets	$6,332.1	$1,798.8

	December 31,
(Dollars in millions)	2014	2013	2012
Expenditures for long lived assets
Investments	$(1,962.2)	$(168.5)	$(119.0)
Geographic Information:
The revenue shown in the table below is allocated based upon the country in which services are performed.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012

United States	$174.9	$87.6	$47.2
Europe	209.2	35.1	19.2
Japan	14.5	0.4	0.5
Total Revenue	$398.6	$123.1	$66.9

NOTE 19—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of December 31, 2014 and 2013, respectively; consolidating statements of operations and comprehensive (loss) income for the years ended December 31, 2014, 2013, and 2012, respectively; and condensed consolidating statements of cash flows for the years ended December 31, 2014, 2013, and 2012, respectively, of (a) Kennedy-Wilson Holdings, Inc. on an unconsolidated basis as the parent (and guarantor), (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent guarantor, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2014 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$38.2	$21.0	$115.4	$—	$174.6
Cash held by consolidated investments	—	—	—	763.1	—	763.1
Accounts receivable	—	—	31.5	24.1	—	55.6
Loans	—	38.5	20.6	292.1	(37.8)	313.4
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	474.5	3,753.6	—	4,228.1
Unconsolidated investments	—	9.3	328.7	154.2	—	492.2
Investments in and advances to consolidated subsidiaries	909.8	1,655.0	1,065.6	—	(3,630.4)	—
Other assets	—	63.7	40.6	200.8	—	305.1
Total Assets	$909.8	$1,804.7	$1,982.5	$5,303.3	$(3,668.2)	$6,332.1

Liabilities
Accounts payable, accrued expenses and other liabilities	8.7	67.5	79.2	109.5	—	264.9
Senior notes payable	—	702.4	—	—	—	702.4
Investment debt	—	—	248.3	1,985.4	(37.8)	2,195.9
Line of credit	—	125.0	—	—	—	125.0
Total liabilities	8.7	894.9	327.5	2,094.9	(37.8)	3,288.2

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	901.1	909.8	1,655.0	1,065.6	(3,630.4)	901.1
Noncontrolling interests	—	—	—	2,142.8	—	2,142.8
Total equity	901.1	909.8	1,655.0	3,208.4	(3,630.4)	3,043.9
Total liabilities and equity	$909.8	$1,804.7	$1,982.5	$5,303.3	$(3,668.2)	$6,332.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2013 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$48.2	$77.2	$44.8	$—	$170.2
Cash held by consolidated investments	—	—	—	8.0	—	8.0
Accounts receivable	—	1.1	7.0	8.5	—	16.6
Intercompany receivables	—	9.0	—	—	(9.0)	—
Loans	—	59.7	53.7	0.8	(57.4)	56.8
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	145.3	542.8	—	688.1
Unconsolidated investments	—	7.5	598.0	180.6	—	786.1
Investments in and advances to consolidated subsidiaries	775.1	1,141.9	326.6	—	(2,243.6)	—
Other assets	—	20.9	31.4	20.7	—	73.0
Total Assets	$775.1	$1,288.3	$1,239.2	$806.2	$(2,310.0)	$1,798.8

Liabilities
Accounts payable, accrued expenses and other liabilities	$6.8	$64.2	$22.9	$35.2	$—	$129.1
Intercompany payables	—	—	—	9.0	(9.0)	—
Senior notes payable	—	409.0	—	—	—	409.0
Intercompany loans payable	—	—	—	57.4	(57.4)	—
Investment debt	—	—	74.4	327.4	—	401.8
Junior subordinated debentures	—	40.0	—	—	—	40.0
Total liabilities	6.8	513.2	97.3	429.0	(66.4)	979.9

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	768.3	775.1	1,141.9	326.6	(2,243.6)	768.3
Noncontrolling interests	—	—	—	50.6	—	50.6
Total equity	768.3	775.1	1,141.9	377.2	(2,243.6)	818.9
Total liabilities and equity	$775.1	$1,288.3	$1,239.2	$806.2	$(2,310.0)	$1,798.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2014 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Investment management, property services, and research fees	$—	$—	$78.9	$3.7	$—	$82.6
Rental and hotel	—	—	20.4	249.8	—	270.2
Loans and other income	—	0.1	2.0	15.3	—	17.4
Sale of real estate	—	—	0.7	27.7	—	28.4
Total revenue	—	0.1	102.0	296.5	—	398.6
Operating expenses
Commission and marketing expenses	—	—	4.4	1.2	—	5.6
Rental and hotel operating expense	—	—	—	116.4	—	116.4
Cost of real estate sold	—	—	0.7	20.0	—	20.7
Compensation and related expenses	15.9	52.8	38.1	7.0	—	113.8
General and administrative	—	12.4	15.8	13.9	—	42.1
Depreciation and amortization	—	0.9	12.2	91.4	—	104.5
Total operating expenses	15.9	66.1	71.2	249.9	—	403.1
Income from unconsolidated investments	—	3.4	39.0	11.8	—	54.2
Income (loss) from consolidated subsidiaries	106.0	278.4	215.5	—	(599.9)	—
Operating income (loss)	90.1	215.8	285.3	58.4	(599.9)	49.7
Non-operating income (expense)
Acquisition-related gains	—	(7.0)	3.7	221.4	—	218.1
Acquisition-related expenses	—	—	(2.3)	(17.4)	—	(19.7)
Interest expense - corporate debt	—	(56.3)	—	(0.8)	—	(57.1)
Interest expense - investment	—	—	(6.8)	(39.5)	—	(46.3)
Loss on early extinguishment of corporate debt	—	(27.3)	—	—	—	(27.3)
Other income (expense)	—	0.2	1.5	3.4	—	5.1
Income (loss) from continuing operations before benefit (provision for) from income taxes	90.1	125.4	281.4	225.5	(599.9)	122.5
(Provision for) benefit from income taxes	—	(19.4)	(3.0)	(10.0)	—	(32.4)
Net income (loss)	90.1	106.0	278.4	215.5	(599.9)	90.1
Net loss attributable to the noncontrolling interests	—	—	—	(68.2)	—	(68.2)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	90.1	106.0	278.4	147.3	(599.9)	21.9
Preferred stock dividends and accretion of issuance costs	(8.1)	—	—	—	—	(8.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$82.0	$106.0	$278.4	$147.3	$(599.9)	$13.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2013 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Investment management, property services, and research fees	$—	$0.4	$26.9	$40.8	$—	$68.1
Rental and hotel	—	0.1	6.7	36.2	—	43.0
Loans and Other Income	—	—	1.9	—	—	1.9
Sale of real estate	—	—	10.1	—	—	10.1
Total revenue	—	0.5	45.6	77.0	—	123.1
Operating expenses
Commission and marketing expenses	—	0.3	2.9	0.4	—	3.6
Rental and hotel operating expenses	—	—	3.5	15.4	—	18.9
Cost of real estate sold	—	—	7.9	—	—	7.9
Compensation and related expenses	7.5	31.9	14.8	22.5	—	76.7
General and administrative	0.3	9.4	5.1	9.8	—	24.6
Depreciation and amortization	—	0.9	4.8	11.7	—	17.4
Total operating expenses	7.8	42.5	39.0	59.8	—	149.1
Income from unconsolidated investments	—	2.9	52.1	(13.6)	—	41.4
Income from consolidated subsidiaries	21.7	105.4	51.3	—	(178.4)	—
Operating income (loss)	13.9	66.3	110.0	3.6	(178.4)	15.4
Non-operating income (expense)
Acquisition related gain	—	—	—	56.6	—	56.6
Acquisition-related expenses	—	(0.2)	(0.4)	(1.0)	—	(1.6)
Interest expense - corporate debt	—	(39.9)	—	—	—	(39.9)
Interest expense - investment	—	—	(1.8)	(10.0)	—	(11.8)
Other income (expense)	—	0.4	(2.4)	0.1	—	(1.9)
Income (loss) before benefit from income taxes	13.9	26.6	105.4	49.3	(178.4)	16.8
Benefit from income taxes	—	(4.9)	—	2.0	—	(2.9)
Net income (loss)	13.9	21.7	105.4	51.3	(178.4)	13.9
Net income attributable to the noncontrolling interests	—	—	—	(20.3)	—	(20.3)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	13.9	21.7	105.4	31.0	(178.4)	(6.4)
Preferred dividends and accretion of preferred stock issuance costs	(8.1)	—	—	—	—	(8.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$5.8	$21.7	$105.4	$31.0	$(178.4)	$(14.5)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2012 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Investment management, property services, and research fees	$—	$0.9	$24.5	$27.9	$—	$53.3
Rental and hotel	—	—	1.3	7.2	—	8.5
Loans and Other Income	—	—	2.8	—	—	2.8
Sale of real estate	—	—	2.3	—	—	2.3
Total revenue	—	0.9	30.9	35.1	—	66.9
Operating expenses
Commission and marketing expenses	—	0.3	3.6	0.7		4.6
Rental and hotel operating expenses	—	—	1.3	3.2		4.5
Cost of real estate sold	—	—	2.2	—		2.2
Compensation and related expenses	8.1	25.7	11.6	10.4		55.8
General and administrative	—	9.8	3.9	5.8		19.5
Depreciation and amortization	—	0.3	0.9	3.7		4.9
Total operating expenses	8.1	36.1	23.5	23.8	—	91.5
Income from unconsolidated investments	—	1.5	21.4	5.0		27.9
Income (loss) from consolidated subsidiaries	15.0	66.3	38.3	0.1	(119.7)	—
Operating income	6.9	32.6	67.1	16.4	(119.7)	3.3
Non-operating income (expense)
Acquisition related gain	—	—	—	25.5	—	25.5
Acquisition related expenses	—	—	(0.1)	(0.6)	—	(0.7)
Interest expense - corporate debt	—	(25.6)	(0.5)	—	—	(26.1)
Interest expense - investment	—	—	—	(2.5)	—	(2.5)
Other income (expense)	—	7.2	(0.2)	—	—	7.0
Income before benefit from income taxes	6.9	14.2	66.3	38.8	(119.7)	6.5
Benefit from income taxes	—	0.7	—	(0.5)	—	0.2
Net income (loss)	6.9	14.9	66.3	38.3	(119.7)	6.7
Net income attributable to the noncontrolling interests	—	—	(0.3)	(2.2)	—	(2.5)
Net income attributable to Kennedy-Wilson Holdings, Inc.	6.9	14.9	66.0	36.1	(119.7)	4.2
Preferred dividends and accretion of preferred stock issuance costs	(8.1)	—	—	—	—	(8.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(1.2)	$14.9	$66.0	$36.1	$(119.7)	$(3.9)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2014 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net Income	$90.1	$106.0	$278.4	$215.5	$(599.9)	$90.1

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	(0.2)	(0.2)	—	—	0.2	(0.2)
Unrealized foreign currency translation gain (loss)	(46.4)	(46.4)	1.9	(41.0)	85.5	(46.4)
Amounts reclassified from accumulated other comprehensive income	(7.1)	(7.1)	1.2	(8.3)	14.2	(7.1)
Unrealized forward contract forward currency gain (loss)	16.3	16.3	4.9	15.2	(36.4)	16.3
Total other comprehensive income (loss) for the period	$(37.4)	$(37.4)	$8.0	$(34.1)	$63.5	$(37.4)

Comprehensive income	52.7	68.6	286.4	181.4	(536.4)	52.7
Comprehensive income attributable to noncontrolling interests	—	—	—	(15.6)	—	(15.6)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$52.7	$68.6	$286.4	$165.8	$(536.4)	$37.1

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2013 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net Income (loss)	$13.9	$21.7	$105.4	$51.3	$(178.4)	$13.9

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation gain (loss)	(9.3)	(9.3)	(10.0)	0.8	18.5	(9.3)
Amounts reclassified from accumulated other comprehensive income	2.8	2.8	2.8	—	(5.6)	2.8
Unrealized forward contract forward currency gain (loss)	3.1	3.1	5.0	—	(8.1)	3.1
Total other comprehensive income (loss) for the period	(3.4)	(3.4)	(2.2)	0.8	4.8	(3.4)

Comprehensive income (loss)	$10.5	$18.3	$103.2	$52.1	$(173.6)	$10.5
Comprehensive income attributable to noncontrolling interests	—	—	—	(20.3)	—	(20.3)
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$10.5	$18.3	$103.2	$31.8	$(173.6)	$(9.8)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2014 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash provided by operating activities	$(1.0)	$(203.8)	$125.1	$177.8	$98.1
Cash flows from investing activities:
Additions to loans	—	—	(10.7)	(526.1)	(536.8)
Collections of loans	—	—	15.1	80.8	95.9
Nonrefundable escrow deposits	—	—	—	(47.7)	(47.7)
Net proceeds from sale of real estate	—	—	—	24.7	24.7
Purchases of and additions to real estate	—	(0.6)	(141.5)	(1,820.1)	(1,962.2)
Investment in marketable securities	—	—	(11.5)	—	(11.5)
Proceeds from sale of marketable securities	—	—	8.6	—	8.6
Investing distributions from unconsolidated investments	—	0.3	52.1	59.4	111.8
Contributions to unconsolidated investments	—	(2.0)	(70.8)	(94.9)	(167.7)
Proceeds from settlement of foreign forward contracts	—	—	—	14.4	14.4
Purchases of foreign currency options	—	—	—	(2.7)	(2.7)
(Investments in) distributions from consolidated subsidiaries, net	(142.5)	(172.8)	(89.7)	405.0	—
Net cash (used in) provided by investing activities	(142.5)	(175.1)	(248.4)	(1,907.2)	(2,473.2)
Cash flow from financing activities:
Borrowings under senior notes payable	—	647.2	—	—	647.2
Repayment of senior notes payable	—	(350.0)	—	—	(350.0)
Repayments of junior subordinated debt	—	(40.0)	—	—	(40.0)
Borrowings under lines of credit	—	215.0	—	—	215.0
Repayment of lines of credit	—	(90.0)	—	—	(90.0)
Borrowings under investment debt	—	—	68.8	1,215.0	1,283.8
Repayment of investment debt	—	—	(0.7)	(345.1)	(345.8)
Debt issue costs	—	(13.3)	(1.0)	(24.4)	(38.7)
Issuance of common stock	190.6	—	—	—	190.6
Repurchase of common stock	(8.2)	—	—	—	(8.2)
Proceeds from the issuance of KWE shares, net	—	—	—	1,827.2	1,827.2
Dividends paid	(38.9)	—	—	—	(38.9)
Acquisitions of noncontrolling interests	—	—	—	(51.0)	(51.0)
Contributions from noncontrolling interests	—	—	—	19.9	19.9
Distributions to noncontrolling interests	—	—	—	(57.7)	(57.7)
Net cash provided by (used in) financing activities	143.5	368.9	67.1	2,583.9	3,163.4
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(28.8)	(28.8)
Net change in cash and cash equivalents	—	(10.0)	(56.2)	825.7	759.5
Cash and cash equivalents, beginning of year	—	48.2	77.2	52.8	178.2
Cash and cash equivalents, end of year	$—	$38.2	$21.0	$878.5	$937.7

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2013 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Cash flows (used in) provided by operating activities:	$0.6	$(67.0)	$47.6	$50.1	$31.3
Cash flows from investing activities:
Additions to loans	—	(39.6)	(22.1)	—	(61.7)
Collections of loans	—	7.8	38.1	0.1	46.0
Net proceeds from sale of real estate	—	—	9.8	0.3	10.1
Purchases of and additions to real estate	—	—	(62.4)	(106.1)	(168.5)
Nonrefundable escrow deposits	—	(4.0)	—	—	(4.0)
Settlement of short term investments	—	10.0	—	—	10.0
Sale of participation interests	—	—	6.6	—	6.6
Capitalized development costs	—	(1.4)	—	—	(1.4)
Investment in marketable securities	—	—	(3.7)	—	(3.7)
Investing distributions from unconsolidated investments	—	0.4	167.8	7.2	175.4
Contributions to unconsolidated investments	—	(2.3)	(230.2)	(125.1)	(357.6)
(Investments in) distributions from consolidated subsidiaries, net	(262.6)	104.4	43.8	114.4	—
Net cash (used in) provided by investing activities	(262.6)	75.3	(52.3)	(109.2)	(348.8)
Cash flow from financing activities:
Borrowings under lines of credit	—	125.0	—	—	125.0
Repayment of lines of credit	—	(125.0)	—	—	(125.0)
Borrowings under investment debt	—	—	41.1	71.4	112.5
Repayment of investment debt	—	—	—	(1.7)	(1.7)
Debt issue costs	—	(1.3)	(0.3)	(0.6)	(2.2)
Issuance of common stock	275.9	—	—	—	275.9
Repurchase of common stock	(3.8)	—	—	—	(3.8)
Repurchase of warrants	(1.4)	—	—	—	(1.4)
Exercise of warrants	15.4	—	—	—	15.4
Dividends paid	(24.1)	—	—	—	(24.1)
Contributions from noncontrolling interests	—	—	—	1.4	1.4
Distributions from noncontrolling interests	—	—	—	(0.6)	(0.6)
Intercompany receivables, net	—	(23.5)	—	23.5	—
Net cash provided by financing activities	262.0	(24.8)	40.8	93.4	371.4
Effect of currency exchange rate changes on cash and cash equivalents	—	0.2	2.6	0.6	3.4
Net change in cash and cash equivalents	—	(16.3)	38.7	34.9	57.3
Cash and cash equivalents, beginning of year	—	64.5	38.5	17.9	120.9
Cash and cash equivalents, end of year	$—	$48.2	$77.2	$52.8	$178.2

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2012 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Cash flows (used in) provided by operating activities:	$(0.6)	$(59.1)	$82.2	$(5.8)	$16.7
Cash flows from investing activities:
Additions to loans	—	(17.1)	(167.9)	—	(185.0)
Settlements of loans	—	9.3	6.8	0.1	16.2
Net proceeds from sale of real estate	—	18.7	—	—	18.7
Purchases of and additions to real estate	—	—	(33.8)	(85.2)	(119.0)
Short term investment	—	(10.0)	—	—	(10.0)
Proceeds from marketable securities	—	34.1	—	—	34.1
Distributions from unconsolidated investments	—	—	96.1	0.7	96.8
Contributions to unconsolidated investments	—	(1.2)	(250.2)	(0.1)	(251.5)
(Investments in) distributions from consolidated subsidiaries, net	(82.1)	(116.0)	194.6	3.5	—
Net cash provided by (used in) investing activities	(82.1)	(82.2)	(154.4)	(81.0)	(399.7)
Cash flow from financing activities:
Borrowings under notes payable	—	160.3	—	—	160.3
Borrowings under lines of credit	—	85.8	—	—	85.8
Repayment of lines of credit	—	(85.8)	—	—	(85.8)
Borrowings under investment debt	—	—	108.2	49.5	157.7
Debt issuance costs	—	(7.3)	—	—	(7.3)
Issuance of common stock	106.2	—	—	—	106.2
Repurchase of warrants	(1.6)	—	—	—	(1.6)
Dividends paid	(21.9)	—	—	—	(21.9)
Acquisitions of noncontrolling interests	—	—	—	(0.5)	(0.5)
Contributions from noncontrolling interests	—	—	—	0.4	0.4
Distributions from noncontrolling interests	—	—	—	(4.9)	(4.9)
Intercompany receivables, net	—	(42.9)	—	42.9	—
Net cash (used in) provided by financing activities	82.7	110.1	108.2	87.4	388.4
Effect of currency exchange rate changes on cash and cash equivalents	—	(0.1)	—	(0.3)	(0.4)
Net change in cash and cash equivalents	—	(31.3)	36.0	0.3	5.0
Cash and cash equivalents, beginning of year	—	95.8	2.5	17.6	115.9
Cash and cash equivalents, end of year	$—	$64.5	$38.5	$17.9	$120.9

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

NOTE 20—UNAUDITED QUARTERLY INFORMATION

(Dollars in millions, except earnings per share amounts)
Year ended December 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$51.4	$91.9	$113.7	$141.6
Operating expenses	60.8	88.5	114.2	139.6
Income from unconsolidated investments	2.8	31.0	12.1	8.3
Operating income (loss)	(6.6)	34.4	11.6	10.3
Non-operating (expenses) income	65.2	54.7	(8.0)	(39.2)
Income (loss) before provision for income taxes	58.6	89.1	3.6	(28.9)
(Provision for) benefit from income taxes	(8.8)	(25.4)	(6.6)	8.4
Net income (loss)	49.8	63.7	(3.0)	(20.5)
Net (income) loss attributable to noncontrolling interests	(37.4)	(25.3)	2.8	(8.3)
Preferred stock dividends and accretion of issuance costs	(2.0)	(2.1)	(2.0)	(2.0)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$10.4	$36.3	$(2.2)	$(30.8)
Basic (loss) earnings per share	$0.12	$0.39	$(0.03)	$(0.35)
Diluted (loss) earnings per share	$0.12	$0.38	$(0.03)	$(0.35)

(Dollars in millions, except earnings per share amounts)
Year ended December 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$22.9	$36.5	$33.6	$30.1
Operating expenses	27.7	40.1	37.3	44.0
Income from unconsolidated investments	2.1	14.8	13.2	11.3
Operating income (loss)	(2.7)	11.2	9.5	(2.6)
Non-operating (expenses) income	(1.7)	(13.0)	(11.4)	27.5
Income (loss) before provision for income taxes	(4.4)	(1.8)	(1.9)	24.9
(Provision for) benefit from income taxes	1.7	0.5	(0.8)	(4.3)
Net income (loss)	(2.7)	(1.3)	(2.7)	20.6
Net (income) loss attributable to noncontrolling interests	1.0	0.9	0.7	(22.9)
Preferred stock dividends and accretion of issuance costs	(2.0)	(2.1)	(2.0)	(2.0)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(3.7)	$(2.5)	$(4.0)	$(4.3)
Basic (loss) earnings per share	$(0.06)	$(0.03)	$(0.06)	$(0.05)
Diluted (loss) earnings per share	(0.06)	(0.03)	(0.06)	(0.05)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2014, 2013 and 2012

NOTE 21—SUBSEQUENT EVENTS
Since December 31, 2014, the Company and its equity partners have completed total acquisitions of $825.5 million, including $764.3 million by KWE.
In February 2015, KWE closed the acquisition of 163 of 180 mixed-use properties located throughout the United Kingdom for a purchase price of £443.6 million or approximately $670 million. The closing of the balance of the portfolio under contract (17 properties for a total of £59.4 million or approximately $89 million) is scheduled to take place on a staggered basis during the next 12 months as various conditions under the purchase agreement are satisfied.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2014

(Dollars in millions)			Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Balance at December 31, 2014 (1)
Description	Region	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total(2)	Accumulated Depreciation	Depreciable Life in Years	Date of Construction	Date Acquired(3)
Commercial
Commercial building	Western U.S.	$18.7	$11.2	$18.5	$13.8	$11.2	$32.2	$43.4	$(0.4)	39 yrs	1955/1981/1982	2013
Retail	Western U.S.	3.9	1.3	4.2	0.5	1.3	4.5	5.8	(0.1)	39 yrs	1981	2013
Retail	Western U.S.	2.9	1.4	0.8	—	1.4	0.8	2.2	—	39 yrs	1971/1982/1983	2013
Retail	Western U.S.	4.7	2.1	2.9	—	2.1	2.9	5.0	(0.1)	39 yrs	1958/1974-1976/1985/1989/2006	2013
Retail	Western U.S.	12.1	5.1	7.8	0.8	5.1	8.7	13.8	(0.3)	39 yrs	1989	2013
Retail	Western U.S.	7.9	3.5	7.4	0.1	3.5	7.5	11.0	(0.2)	39 yrs	1980/1983	2013
Retail	Western U.S.	7.2	2.7	6.7	—	2.7	6.7	9.4	(0.2)	39 yrs	1975	2013
Commercial building	Ireland	—	0.7	0.5	—	0.6	0.5	1.1	—	39 yrs	1840/2000	2013
Commercial building	Western U.S.	28.7	8.8	31.4	1.6	8.8	33.0	41.8	(1.8)	39 yrs	1991	2012
Commercial building	Western U.S.	5.0	1.0	8.1	0.1	1.0	8.2	9.2	(0.4)	39 yrs	1983	2012
Industrial/Land	Western U.S.	4.4	1.1	1.9	3.2	3.8	2.4	6.2	(0.2)	39 yrs	N/A	2011
Retail	Western U.S.	—	0.4	0.4	—	—	—	—	—	39 yrs	N/A	2011
Commercial building	Western U.S.	12.0	6.2	15.0	2.1	6.2	17.1	23.3	(1.4)	39 yrs	2007	2011
Commercial building	Japan	2.1	4.0	3.2	—	3.6	2.9	6.5	(1.0)	37 yrs	2007	2008
Retail	Western U.S.	17.8	9.1	14.0	0.1	9.1	14.1	23.2	(0.4)	39 yrs	1985	2014
Retail	Western U.S.	5.9	2.4	5.8	0.6	2.3	6.0	8.3	(0.1)	39 yrs	1979/1980	2014
Commercial portfolio	United Kingdom	197.2	88.6	219.3	0.5	83.0	207.1	290.1	(3.9)	39 yrs	Various	2014
Commercial portfolio	United Kingdom	285.8	106.4	351.0	—	99.1	323.2	422.3	(4.0)	39 yrs	Various	2014
Commercial portfolio	Ireland	320.9	111.7	401.4	—	100.0	360.5	460.5	(4.5)	39 yrs	Various	2014
Commercial building	United Kingdom	—	85.3	232.0	—	83.5	227.1	310.6	(0.9)	39 yrs	2003	2014
Commercial building	Ireland	—	6.9	18.3	—	6.1	16.2	22.3	(0.3)	39 yrs	1997	2014
Commercial building	Ireland	88.7	48.6	131.1	0.4	7.7	115.8	123.5	(2.2)	39 yrs	2009	2014
Commercial building	United Kingdom	86.3	8.3	148.4	—	7.8	128.8	136.6	(2.4)	39 yrs	2010	2014

Retail	Ireland				2.4	—	2.4	2.4	—	39 yrs	2008	2014
Multifamily
615-unit multifamily building	Western U.S.	90.1	30.0	90.1	0.8	30.0	90.9	120.9	(4.2)	39 yrs	1965/2006	2013
450-unit multifamily building	Western U.S.	49.7	18.4	43.0	1.6	18.4	44.6	63.0	(2.0)	39 yrs	1974	2013
297-unit multifamily building	Western U.S.	22.4	3.9	25.8	0.5	3.9	26.3	30.2	(0.7)	39 yrs	1999	2013
178-unit Apartment building	Western U.S.	23.4	12.3	18.5	3.3	12.3	21.7	34.0	(1.5)	39 yrs	1975	2012
217-unit Multifamily property	Western U.S.	25.5	2.6	41.4	—	2.5	39.8	42.3	(2.2)	39 yrs	2011	2012
366-unit Apartment building	Western U.S.	32.3	9.1	36.3	4.1	9.1	40.4	49.5	(2.4)	39 yrs	2000	2012
204-unit Apartment building	Western U.S.	14.1	5.3	20.2	1.3	5.3	21.5	26.8	(6.3)	39 yrs	1986	2008
2,410 unit multifamily portfolio	Japan	242.9	169.6	320.5	4.4	173.3	254.0	427.3	(3.2)	39 yrs	Various	2014
81 unit multifamily building	Ireland	—	4.8	15.0	0.2	4.3	13.6	17.9	(0.2)	39 yrs	2009	2014
272 unit multifamily building	Ireland	57.7	32.7	81.5	1.2	28.9	62.0	90.9	(1.3)	39 yrs	2008	2014
26 unit multifamily building	Ireland	8.5	0.6	14.8	0.3	0.5	13.7	14.2	(0.3)	39 yrs	2009	2014
210 unit multifamily building	Ireland	26.2	12.2	61.6	0.3	10.8	54.8	65.6	(1.0)	39 yrs	2005	2014
118 unit multifamily building	Ireland	15.4	11.0	36.1	0.7	9.7	32.7	42.4	(0.7)	39 yrs	2007	2014
423 unit multifamily building	Ireland	57.6	17.9	105.0	3.9	15.8	83.1	98.9	(1.7)	39 yrs	2008	2014
66 unit multifamily building	United Kingdom	—	—	—	6.8	—	6.8	6.8	—	39 yrs	2010	2014
203 unit multifamily building	Western U.S.	13.3	2.6	23.8	1.0	2.6	24.8	27.4	(0.4)	39 yrs	2005	2014
542 unit multifamily building	Western U.S.	77.2	38.3	57.5	1.3	38.3	58.8	97.1	(0.8)	39 yrs	1987	2014
576 unit multifamily building	Western U.S.	33.2	8.7	49.2	0.3	8.7	49.5	58.2	(0.5)	39 yrs	1986/1996	2014
240 unit multifamily building	Western U.S.	20.1	3.9	22.3	0.1	3.9	22.4	26.3	(0.2)	39 yrs	1990	2014
396 unit multifamily building	Western U.S.	32.8	8.7	34.7	0.1	8.7	34.8	43.5	(0.4)	39 yrs	1989/1995	2014
118 unit multifamily building	Western U.S.	13.5	2.1	18.6	—	2.1	18.6	20.7	(0.2)	39 yrs	1990	2014
324 unit multifamily building	Western U.S.	17.3	3.2	28.6	—	3.2	28.6	31.8	(0.1)	39 yrs	1996	2014
280 unit multifamily building	Western U.S.	37.3	6.0	40.3	—	6.0	40.3	46.3	(0.1)	39 yrs	2004/2006	2014
750 unit multifamily building	Western U.S.	63.2	22.1	78.2	—	22.1	78.2	100.3	(0.1)	39 yrs	1987	2014
Condo	Western U.S.	—	—	0.2	—	—	0.2	0.2	—	39 yrs	2005	2014

(Dollars in millions)			Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Balance at December 31, 2014 (1)
Description	Region	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total (2)	Accumulated Depreciation	Depreciable Life in Years	Date of Construction	Date Acquired (3)
Residential
Hotel/condos	Western U.S.	29.8	9.8	95.3	—	10.1	82.4	92.5	(3.0)	39 yrs	2006	2013
Hotel	Western U.S.	7.3	1.3	8.3	—	1.3	15.6	16.9	(0.2)	39 yrs	1982	2014
Single family home	Western U.S.	—	4.1	4.2	0.4	4.5	4.3	8.8	(0.7)	39 yrs	2008	2008
Hotel and golf course	United Kingdom	—	12.2	37.3	1.1	11.4	34.7	46.1	(0.3)	39 yrs	2001/2008	2014
Hotel and golf course	Ireland	—	6.8	30.6	—	6.1	27.4	33.5	(0.5)	39 yrs	1894/1995	2014
Hotel	Ireland	72.9	54.0	114.3	—	51.8	109.5	161.3	(1.1)	39 yrs	1824/2005	2014
Land
2700 acres	Western U.S.	—	31.8	3.7	5.4	36.5	4.3	40.8	(0.8)	N/A	1912	2010
2.39 acre multifamily site	Western U.S.	—	7.0	—	—	7.0	—	7.0	—	N/A	N/A	2014
40 acre lot	Western U.S.	—	1.7	—	—	1.7	—	1.7	—	N/A	N/A	2014
Residential development	Spain	—	—	6.4	—	—	6.4	6.4	—	N/A	N/A	2014
Multifamily development	United Kingdom	—	—	—	17.3	—	17.3	17.3	—	N/A	2010	2014
4.80 acre site	Ireland	—	46.2	0.6	—	46.2	0.6	46.8	—	N/A	N/A	2014
8.5 acre site	Ireland	—	—	—	14.5	—	14.5	14.5	—	N/A	N/A	2014
1.04 acre site	Ireland	—	—	—	12.5	—	12.5	12.5	—	N/A	N/A	2014
Grand Total		$2,195.9	$1,117.7	$3,194.0	$109.6	$1,046.9	$3,020.2	$4,067.1	$(61.9)

(1) The tax basis of all the properties in aggregate totaled $3,569.6 million.
(2) Excludes acquired in place lease values
(3) For assets that were consolidated the date acquired represents when the asset was presented as real estate not when initially acquired by KW Group

Changes in real estate for the years ended December 31 2014, 2013 and 2012 were as follows:

	For the year ended December 31,
(Dollars in millions)	2014	2013	2012
Balance at the beginning of period	$684.6	$296.8	$121.3
Additions during the period:
Acquisitions through foreclosure	30.1	—	—
Other acquisitions	2,201.9	286.3	193.7
Improvements	55.8	8.9	1.8
Consolidations	1,455.5	105.1	—
Foreign Currency	(262.4)	—	—
Deductions during the period:
Cost of real estate sold	(98.4)	(12.5)	(20.0)
Balance at close of period	$4,067.1	$684.6	$296.8

Changes in accumulated depreciation for the years ended December 31 were as follows:

	For the year ended December 31,
(Dollars in millions)	2014	2013	2012
Balance at the beginning of period	$15.8	$7.4	$5.4
Additions during the period:
Depreciation expense	46.5	8.4	2.0
Deductions during the period:
Dispositions	—	—	—
Foreign Currency	(0.4)	—	—
Balance at close of period	$61.9	$15.8	$7.4

See accompanying report of independent registered public accounting firm.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Schedule IV—Mortgage Loans on Real Estate
December 31, 2014
(Dollars in millions)

Description		Region	Interest Rate	Final Maturity Date	Balloon Amount	Face Amount of Mortgages	Carrying Amount December 31, 2014	Principal Amount of Loans Subject to Delinquent Principal or Interest
Commercial
Retail		Western U.S.	5.00%	2015	$2.9	$2.9	$2.9	$—
Retail		Western U.S.	Prime + 0.50%	2015	4.5	4.7	4.7	—
Retail		Western U.S.	Prime + 1.00%	2016	0.6	0.6	0.6	—
Industrial/Land		Western U.S.	Prime + 1.00%	2016	2.1	2.1	2.1	—
Commercial building		Western U.S.	6.75%	2016	12.0	12.0	12.0	—
Commercial building		Western U.S.	1-Mo LIBOR + 2.00%	2016	18.7	18.7	18.7	—
Commercial building		Western U.S.	1-Mo LIBOR + 2.00%	2017	25.4	28.7	28.7	—
Commercial building		Western U.S.	3-Mo LIBOR + 3.50% (4.50% Floor)	2017	5.0	5.0	5.0	—
Retail		Western U.S.	4.79%	2018	3.5	3.9	3.9	—
Retail		Western U.S.	5.00%	2019	16.1	17.8	17.8	—
Retail		Western U.S.	4.10%	2020	10.6	12.1	12.1	—
Retail		Western U.S.	5.75%	2023	6.2	7.9	7.9	—
Retail		Western U.S.	5.00%	2023	6.0	7.2	7.2	—
Retail		Western U.S.	4.73%	2024	4.5	5.9	5.9	—
Retail		United Kingdom	3-Mo GBP LIBOR (0.5% Floor) + 5.00%	2015	71.2	73.3	74.3	—
Commercial building		United Kingdom	3-Mo GBP LIBOR + 5.00%	2015	11.7	12.1	12.1	—
Commercial portfolio	(1)	United Kingdom	3-Mo GBP LIBOR + 1.90%	2019	197.2	197.2	197.2	—
Commercial portfolio	(1)	United Kingdom	3-Mo GBP LIBOR + 1.80%	2019	285.8	285.8	285.8	—
Commercial building		Japan	1.77%	2017	2.1	2.1	2.1	—
Commercial portfolio	(1)	Ireland	3-Mo EURIBOR + 2.125%	2019	320.9	320.9	320.9	—
Retail	(1)	Ireland	3-Mo EURIBOR + Margin	2019	2.8	2.8	2.8	—
Commercial building		Ireland	2.59%	2024	88.7	88.7	88.7	—

Multifamily
204-unit multifamily building		Western U.S.	4.19%	2018	13.1	14.1	14.1	—
576-unit multifamily building		Western U.S.	4.25%	2019	30.2	32.6	33.2	—
240-unit multifamily building		Western U.S.	4.25%	2019	18.3	19.7	20.1	—
396-unit multifamily building		Western U.S.	4.25%	2019	29.8	32.2	32.8	—
366-unit multifamily building		Western U.S.	4.71%	2020	22.7	25.5	26.8	—
366-unit multifamily building		Western U.S.	5.43%	2020	4.6	5.1	5.5	—

615-unit multifamily building		Western U.S.	4.31%	2020	60.3	68.4	70.4	—
615-unit multifamily building		Western U.S.	4.64%	2020	16.8	18.9	19.7	—
203-unit multifamily building		Western U.S.	1-Mo LIBOR + 1.73%	2021	11.9	13.3	13.3	—
118-unit multifamily building		Western U.S.	1-Mo LIBOR + 1.74%	2021	13.5	13.5	13.5	—
178-unit multifamily building		Western U.S.	1-Mo LIBOR + 2.07%	2022	19.5	23.4	23.4	—
217-unit multifamily building		Western U.S.	3.35%	2023	21.0	25.5	25.5	—
450-unit multifamily building		Western U.S.	3.58%	2023	41.2	49.7	49.7	—
750-unit multifamily building		Western U.S.	3.73%	2023	51.7	62.7	63.2	—
542-unit multifamily building		Western U.S.	3.78%	2024	69.9	77.2	77.2	—
324-unit multifamily building		Western U.S.	5.30%	2025	13.8	15.2	17.3	—
280-unit multifamily building		Western U.S.	3.59%	2025	32.9	37.3	37.3	—
297-unit multifamily building		Western U.S.	4.93%	2026	19.0	22.4	22.4	—
Portion of 2,410-unit multifamily portfolio		Japan	2.18%	2017	2.4	2.5	2.6	—
Portion of 2,410-unit multifamily portfolio		Japan	1.58%	2017	50.1	52.9	54.1	—
Portion of 2,410-unit multifamily portfolio		Japan	1.35%	2018	5.6	5.7	5.7	—
Portion of 2,410-unit multifamily portfolio		Japan	1.35%	2020	3.3	3.3	3.4	—
Portion of 2,410-unit multifamily portfolio		Japan	1.35%	2020	23.9	26.3	26.7	—
Portion of 2,410-unit multifamily portfolio		Japan	1.35%	2020	5.0	5.0	5.1	—
Portion of 2,410-unit multifamily portfolio		Japan	1.35%	2020	38.6	42.5	43.1	—
Portion of 2,410-unit multifamily portfolio		Japan	1.35%	2020	1.7	1.7	1.7	—
Portion of 2,410-unit multifamily portfolio		Japan	1.35%	2020	10.1	11.2	11.3	—
Portion of 2,410-unit multifamily portfolio		Japan	1.42%	2021	2.5	2.5	2.5	—
Portion of 2,410-unit multifamily portfolio		Japan	1.36%	2021	71.7	85.8	86.7	—
210-unit multifamily building		Ireland	3-Mo EURIBOR + 3.50%	2017	24.2	25.9	26.2	—
118-unit multifamily building		Ireland	3-Mo EURIBOR + 3.30%	2017	13.4	15.3	15.4	—
423-unit multifamily building		Ireland	3-Mo EURIBOR + 4.00%	2018	39.2	41.8	43.2	—
26-unit multifamily building		Ireland	3-Mo EURIBOR + 4.00%	2019	8.5	8.5	8.5	—
272-unit multifamily building	(1)	Ireland	3-Mo EURIBOR + Margin	2019	39.9	40.3	40.3	—

Residential, Hotel, and Other
Hotel		Western U.S.	3-Mo LIBOR + 3.00%	2016	7.3	7.3	7.3	—
18 acres		Western U.S.	Prime + 1.00%	2016	1.6	1.6	1.6	—
Hotel/Condominium units		Western U.S.	5.00%	2021	25.0	29.8	29.8	—
8.5 acres		Ireland	3-Mo EURIBOR + 4.00%	2018	13.1	14.0	14.4	—
Hotel		Ireland	3-Mo EURIBOR + 3.25%	2019	65.9	72.9	72.9	—
1.04 acres	(1)	Ireland	3-Mo EURIBOR + Margin	2019	14.4	14.6	14.6	—
					$2,056.1	$2,180.5	$2,195.9	$—

(1) Investment made and held directly by KWE

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Schedule IV—Mortgage Loans on Real Estate (continued)
December 31, 2014
(Dollars in millions)

Activity for the year ended December 31, 2014 is as follows:

Balance - December 31, 2013	$401.8
New mortgage loans	1,382.5
Other additions	914.9
Amortization of mortgage premium	(10.7)
Payments of principal	(354.8)
Foreclosures	—
Loan loss reserve	—
Foreign currency gain (loss)	(137.8)
Other deductions	—
Balance - December 31, 2014	$2,195.9

See accompanying report of independent registered public accounting firm.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and procedures
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
Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation our disclosure controls and procedures as of December 31, 2014. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management’s Report on Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

KPMG LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their report included in this report.

Changes in Internal Control over Financial Reporting

There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2014 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 11.	Executive Compensation
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2014 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2014 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2014 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2014 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this annual report:

(1)
Financial Statements. See the accompanying Index to Consolidated Financial Statements, which appears on page 51 of the annual report. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page 51 of this report, are incorporated by reference into this Item 15.

(2)
Financial Statement Schedules. Schedules III and IV are listed in the Index to Consolidated Financial Statements, which appear beginning on page 109 of this report, are incorporated by reference into this Item 15. All other Financial Statement Schedules have been omitted because the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the notes thereto.

(3)	Exhibits. See Item 15(b) below.

(b) Exhibits. The exhibits listed on the Exhibit Index set forth below on page 120 are filed as part of, or are incorporated by reference into, this annual report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2ndnd day of March 2015.

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

Name	Title	Date

/S/ WILLIAM J. MCMORROW William J. McMorrow	Chief Executive Officer (principal executive officer) and Chairman	March 2, 2015

/S/ JUSTIN ENBODY Justin Enbody	Chief Financial Officer (principal financial officer and principal accounting officer)	March 2, 2015

/S/ NORM CREIGHTON Norm Creighton	Director	March 2, 2015

/S/ CATHY HENDRICKSON Cathy Hendrickson	Director	March 2, 2015

/S/ DAVID A. MINELLA David A. Minella	Director	March 2, 2015

/S/ KENT MOUTON Kent Mouton	Director	March 2, 2015

/S/ JERRY R. SOLOMON Jerry R. Solomon	Director	March 2, 2015

/S/ STANLEY ZAX Stanley Zax	Director	March 2, 2015

EXHIBIT INDEX

Exhibit No.	Description
3.1(2)	Amended and Restated Certificate of Incorporation.
3.2(3)	Amended and Restated Bylaws.
4.1(14)	Specimen Common Stock Certificate.
4.2(4)	Form of Warrant Certificate.
4.3(5)	Amended and Restated Warrant Agreement between Continental Stock Transfer & Trust Company and Kennedy- Wilson Holdings, Inc.
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
4.24(30)
Supplemental Indenture No. 1, dated as of November 28, 2012, among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantor parties thereto and Wilmington Trust, National Association, as trustee

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

4.27(80)
Nineteenth Supplemental Indenture to the 2019 Notes Indenture, dated as of January 6, 2014, among Kennedy-Wilson, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.

4.28(29)	Form of Indenture (the “2042 Notes Indenture”), dated as of November 28, 2012, between Kennedy-Wilson, Inc. and Wilmington Trust, National Association, as trustee.
4.29(30)
Supplemental Indenture No. 1 to the 2042 Notes Indenture, dated as of November 28, 2012, among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantor party thereto and Wilmington Trust, National Association, as trustee.

4.30(52)
Supplemental Indenture No. 2 to the 2042 Notes Indenture, dated as of February 14, 2013, among Kennedy-Wilson, Inc., the subsidiary guarantor parties thereto and Wilmington Trust, National Association, as trustee.

4.31(53)	Supplemental Indenture No. 3 to the 2042 Notes Indenture, dated as of May 28, 2013, among Kennedy-Wilson, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.
4.32(54)	Supplemental Indenture No. 4 to the 2042 Notes Indenture, dated as of July 15, 2013, among Kennedy-Wilson, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.
4.33(55)
Supplemental Indenture No. 5 to the 2042 Notes Indenture, dated as of September 6, 2013, among Kennedy-Wilson, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.

4.34(56)	Supplemental Indenture No. 6 to the 2042 Notes Indenture dated as of October 31, 2013, among Kennedy-Wilson, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.
4.35(82)	Supplemental Indenture No. 7 to the 2042 Notes Indenture dated as of January 6, 2014, among Kennedy-Wilson, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.
4.36(34)
Registration Rights Agreement, dated as of December 6, 2012, by and among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantors party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC

4.37(60)	Base Indenture dated March 25, 2014 between Kennedy-Wilson, Inc. and Wilmington Trust, National Association.
4.38(61)	Supplemental Indenture No. 1 dated March 25, 2014 among Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association.
4.39(62)	Supplemental Indenture No. 2 dated September 5, 2014 among Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association.
4.40(63)	Supplemental Indenture No. 3 dated November 11, 2014 among Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association.
4.41(64)	Supplemental Indenture No. 8 dated January 6, 2014 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association.
4.42(65)	Supplemental Indenture No. 9 dated March 18, 2014 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association.
4.43(66)	Supplemental Indenture No. 10 dated September 5, 2014 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association.
4.44(67)	Supplemental Indenture No. 11 dated November 11, 2014 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association.

4.45(68)	Twentieth Supplemental Indenture dated January 16, 2014 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association.
4.46(69)	Twenty First Supplemental Indenture dated March 18, 2014 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association.
4.47(70)	Twenty-Second Supplemental Indenture dated September 5, 2014 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association.
4.48(71)	Twenty-Third Supplemental Indenture dated November 11, 2014 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association.
10.1(38)	Kennedy-Wilson Holdings, Inc. 2009 Equity Participation Plan.
10.2(39)	Form of Amended and Restated Consultant Restricted Stock Award Agreement to Kennedy-Wilson Holdings, Inc. 2009 Equity Participation Plan.
10.3(39)	Form of Amended and Restated Director Restricted Stock Award Agreement to Kennedy-Wilson Holdings, Inc. 2009 Equity Participation Plan.
10.4(39)	Form of Amended and Restated Employee Restricted Stock Award Agreement to Kennedy-Wilson Holdings, Inc. 2009 Equity Participation Plan.
10.5(37)	Promissory Note issued by Kennedy-Wilson, Inc. to The Guardian Life Insurance Company of America on November 3, 2008.
10.6†(37)	Fifteenth Amendment to Employment Agreement by Kennedy-Wilson, Inc. and William J. McMorrow.
10.7(39)	Employment Agreement dated August 14, 1992 between Kennedy-Wilson and William J. McMorrow.
10.8†(37)	Amendment to Employment Agreement dated as of January 1, 1993 between Kennedy-Wilson and William J. McMorrow.
10.9†(37)	Second Amendment to Employment Agreement dated as of between January 1, 1994 Kennedy-Wilson and William J. McMorrow.
10.10(40)	Third Amendment to Employment Agreement dated as of March 31, 1995 between Kennedy-Wilson and William J. McMorrow.
10.11†(40)	Fourth Amendment to Employment Agreement dated as of January 1, 1996 Kennedy-Wilson and William J. McMorrow.
10.12†(37)	Amendment to Employment Agreement dated as of February 28, 1996 between Kennedy-Wilson and William J. McMorrow.
10.13†(15)	Fifth Amendment to Employment Agreement dated as of May 19, 1997 between Kennedy-Wilson and William J. McMorrow.
10.14†(37)	Sixth Amendment to Employment Agreement dated as of August 20, 1998 between Kennedy-Wilson and William J. McMorrow.
10.15†(37)	Seventh Amendment to Employment Agreement dated as of August 9, 1999 between Kennedy-Wilson and William J. McMorrow.
10.16†(37)	Eighth Amendment to Employment Agreement dated as of January 3, 2000 between Kennedy-Wilson and William J. McMorrow.
10.17†(37)	Ninth Amendment to Employment Agreement dated as of October 1, 2000 between Kennedy-Wilson and William J. McMorrow.
10.18†(37)	Tenth Amendment to Employment Agreement dated as of April 22, 2002 between Kennedy-Wilson and William J. McMorrow.
10.19†(37)	Eleventh Amendment to Employment Agreement dated as of October 1, 2003 between Kennedy-Wilson and William J. McMorrow.
10.20†(37)	Twelfth Amendment to Employment Agreement dated as of April 21, 2004 between Kennedy-Wilson and William J. McMorrow.
10.21†(37)	Thirteenth Amendment to Employment Agreement dated as of January 1, 2008 between Kennedy-Wilson and William J. McMorrow.
10.22†(37)	Fourteenth Amendment to Employment Agreement dated as of February 1, 2009 between Kennedy-Wilson and William J. McMorrow.
10.23†(37)	Employment Agreement dated February 1, 2009 between Kennedy-Wilson and Mary L. Ricks.
10.24†(37)	First Amendment to Employment Agreement dated June 1, 2009 between Kennedy-Wilson and Mary L. Ricks.
10.25†(37)	Second Amendment to Employment Agreement by Kennedy-Wilson, Inc. and Mary L. Ricks.
10.26†(37)	Employment Agreement dated June 15, 2009 between Kennedy-Wilson and Donald J. Herrema.
10.27†(37)	First Amendment to Employment Agreement by Kennedy-Wilson, Inc. and Donald J. Herrema.

10.28†(37)	Employment Agreement dated April 1, 1996 between Kennedy-Wilson and Freeman Lyle.
10.29†(37)	Business Loan Agreement dated July 29, 2009 between Kennedy-Wilson, Inc. and Pacific Western Bank.
10.30†(41)	Amended and Restated Loan Agreement dated June 5, 2008 between Kennedy-Wilson, Inc. and U.S. Bank National Association.
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

10.85(48)	Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan.
10.86(84)	Form of First Amendment to Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Restricted Stock Award Agreement
10.87†(85)	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Employee Restricted Stock Award Agreement
10.88†(86)	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Consultant Restricted Stock Award Agreement
10.89(59)	Consulting Agreement, dated as of December 31, 2013, among Kennedy-Wilson, Inc., Barry S. Schlesinger and CV I R.E. Services, LLC.
10.90† (72)	First Amendment to Amended and Restated 2009 Equity Participation Plan.
10.91†(73)
Third Modification Agreement, dated July 16, 2014, by and among Kennedy-Wilson, Inc., U.S. Bank National Association, a national banking association (“U.S. Bank”), as administrative agent, lead arranger and book manager, and U.S. Bank, East-West Bank, a California banking corporation, The Governor and Company of the Bank of Ireland, Bank of America N.A., a national banking association, Deutsche Bank AG New York Branch and J.P. Morgan Chase Bank, N.A., a national banking association, as lenders.

10.92†(74)	Form of Employee Restricted Stock Award Agreement.
10.93†(75)	Sixteenth Amendment to Employment Agreement dated August 6, 2014 by and between Kennedy-Wilson, Inc. and William J. McMorrow.
10.94†(76)	Fourth Amendment to Employment Agreement dated August 6, 2014 by and between Kennedy-Wilson, Inc., and Mary L. Ricks.
10.95† (77)	Employment Agreement dated December 29, 2014 between Kennedy-Wilson, Inc. and Kent Mouton.
10.96† (78)	Employment Agreement dated December 29, 2014 between Kennedy-Wilson, Inc. and Matt Windisch.
10.97† (79)	Employment Agreement dated December 29, 2014 between Kennedy-Wilson, Inc. and Justin Enbody.
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page).
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.
31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
101
The following materials from Kennedy-Wilson Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income (iii) the Consolidated Statements of Equity (iv) the Consolidated Statements of Cash Flows (v) related notes to those financial statements and (vi) Schedule III - Real Estate and Accumulated Depreciation.*

__________

†	Management Contract, Compensation Plan or Agreement.

(1)	Filed as an Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed August 5, 2010.

(2)	Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed June 19, 2014.

(3)	Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K (001-33824) filed December 30, 2014.

(4)	Filed as Exhibit A to Annex C to Amendment No. 5 to the Registrant's Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.

(5)	Filed as Annex C to Amendment No. 5 to the Registrant's Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.

(6)	Reserved.

(7)	Reserved.

(8)	Reserved.

(9)	Reserved.

(10)	Reserved.

(11)	Reserved

(12)	Reserved.

(13)	Reserved.

(14)	Filed as an Exhibit to the Registrant's Registration Statement on Amendment no. 1 to Form 8-A (File No.: 333-145110) filed on November 16, 2009 and incorporated by reference herein.

(15)	Reserved.

(16)	Reserved.

(17)	Reserved.

(18)	Reserved.

(19)	Reserved.

(20)	Reserved.

(21)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed April 7, 2011.

(22)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed April 13, 2011.

(23)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed May 21, 2010.

(24)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed August 16, 2010.

(25)	Reserved.

(26)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed December 30, 2011.

(27)	Reserved.

(28)	Filed as Exhibit 10.1 to Kennedy-Wilson Holding, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed June 29, 2012.

(29)	Filed as Exhibit 4.3 to Kennedy-Wilson Holding, Inc.'s Registration Statement on Form S-3 (File No. 333-184752) filed November 5, 2012.

(30)	Filed as Exhibit 4.2 to Kennedy-Wilson Holding, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed November 28, 2012.

(31)	Filed as Exhibit 4.11 to Kennedy-Wilson Holding, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed December 7, 2012.

(32)	Filed as Exhibit 4.12 to Kennedy-Wilson Holding, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed December 7, 2012.

(33)	Filed as Exhibit 4.13 to Kennedy-Wilson Holding, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed December 7, 2012.

(34)	Filed as Exhibit 4.14 to Kennedy-Wilson Holding, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed December 7, 2012.

(35)	Filed as Exhibit 10.105 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed September 24, 2009.

(36)	Filed as Exhibit 10.11 to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 10-K (File No.: 001-33824) filed on March 31, 2008 and incorporated by reference herein.

(37)	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.

(38)	Filed as Annex E to Amendment No. 5 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 28, 2009 and incorporated by reference herein.

(39)	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-8 (File No.: 333-164928) filed on February 16, 2010 and incorporated by reference herein.

(40)	Filed as an Exhibit to Amendment No. 2 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 23, 2009 and incorporated by reference herein.

(41)	Filed as an Exhibit to Amendment No. 1 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 16, 2009 and incorporated by reference herein.

(42)	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed November 11, 2009.

(43)	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed November 12, 2009.

(44)	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed November 13, 2009.

(45)	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed November 19, 2009.

(46)	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed June 29, 2011 and incorporated by reference herein.

(47)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed December 30, 2011.

(48)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed January 30, 2012.

(49)	Filed as an Exhibit to Registrant's Current Report on Form 8-K (File No.: 001-33824) filed June 29, 2012 and incorporated by reference herein.

(50)	Filed as Exhibit 4.21 to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 10-K (File No.: 001-33824) filed on March 12, 2013 and incorporated by reference herein.

(51)	Filed as Exhibit 4.22 to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 10-K (File No.: 001-33824) filed on March 12, 2013 and incorporated by reference herein.

(52)	Filed as Exhibit 4.25 to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 10-K (File No.: 001-33824) filed on March 12, 2013 and incorporated by reference herein.

(53)	Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33824) filed on May 29, 2013.

(54)	Filed as Exhibit 4.27 to the Registrant’s Registration Statement on Form S-3 (File No. 333-192059) filed November 1, 2013.

(55)	Filed as Exhibit 4.28 to the Registrant’s Registration Statement on Form S-3 (File No. 333-192059) filed November 1, 2013.

(56)	Filed as Exhibit 4.29 to the Registrant’s Registration Statement on Form S-3 (File No. 333-192059) filed November 1, 2013.

(57)	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed August 5, 2010.

(58)	Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed August 5, 2010.

(59)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed on December 31, 2013.

(60)	Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed May 12, 2014.

(61)	Filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K (001-33824) filed March 26, 2014.

(62)	Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed November 10, 2014.

(63)	Filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K (001-33824) filed November 18, 2014.

(64)	Filed as Exhibit 4.37 to Registrant’s Annual Report on Form 10-K filed March 3, 2014.

(65)	Filed as Exhibit 4.5 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed May 12, 2014.

(66)	Filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed November 10, 2014.

(67)	Filed as Exhibit 4.6 to Registrant’s Current Report on Form 8-K (001-33824) filed November 18, 2014.

(68)	Filed as Exhibit 4.28 to Registrant’s Annual report on Form 10-K filed March 3, 2014.

(69)	Filed as Exhibit 4.6 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed May 12, 2014.

(70)	Filed as Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed November 10, 2014.

(71)	Filed as Exhibit 4.7 to Registrant’s Current Report on Form 8-K (001-33824) filed November 18, 2014.

(72)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed June 19, 2014.

(73)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed July 17, 2014.

(74)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed July 18, 2014.

(75)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed August 8, 2014.

(76)	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (001-33824) filed August 8, 2014.

(77)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed December 30, 2014.

(78)	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (001-33824) filed December 30, 2014.
(79)    Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K (001-33824) filed December 30, 2014.

(80)     Filed as Exhibit 4.27 to Registrant’s Annual Report on Form 10-K filed March 3, 2014.

(81)     Filed as Exhibit 4.36 to Registrant’s Annual Report on Form 10-K filed March 3, 2014.

(84)     Filed as Exhibit 10.114 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.

(85)     Filed as Exhibit 10.115 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.

(86)     Filed as Exhibit 10.116 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.

*	Filed herewith
(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.