Form 10-K/A
period 2013-12-31
Kennedy-Wilson Holdings, Inc.
filed 2015-03-27
CIK 1408100

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

DOCUMENTS INCORPORATED BY REFERENCE
Part III of the registrant's Annual Report on Form 10-K filed on March 2, 2015 incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders to be held on or around June 11, 2015, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2014.

EXPLANATORY NOTE

Kennedy-Wilson Holdings, Inc., a Delaware corporation (the “Company”), is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2015 (the “Original Report”), to amend Item 15 of the Original Report and include separate financial statements of the following entities, as required pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended:

•	Bay Fund Opportunity, LLC and Subsidiaries

•	Kennedy Wilson Real Estate Fund IV, L.P.

•	One Baxter Way, LP

•	KW Funds - 303 North Glenoaks, LLC and KW Funds - 6100 Wilshire, LLC

•	Bay Area Smart Growth Fund II, LLC

•	Egret Limited and its subsidiaries

•	KWVF Panther Holdco Limited

•	WH Valle Di Oro 79, LLC

•	KW Stadium Gateway Partners, LLC

•	KW Marina View, LLC

•	KWF Real Estate Venture VI, L.P

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
(a) The following documents are filed as part of this annual report:

(1)	Financial Statements. The consolidated financial statements of the Company, as listed in Item 8 of the Original Report, are included in Item 8 of the Original Report

(2)	Financial Statement Schedules. The financial statement schedules of the Company, as listed in Item 8 of the Original Report, are included in Item 8 of the Original Report.

(3)	Exhibits. See the Exhibit List beginning of page 5 of this Amendment.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March 2015.

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

4.23(29)	Form of Indenture, dated as of November 28, 2012, between Kennedy-Wilson, Inc. and Wilmington Trust, National Association, as trustee
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

4.34(56)	Supplemental Indenture No. 6 to the 2042 Notes Indenture dated as of October 31, 2013, among Kennedy-Wilson, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.
4.35(81)	Supplemental Indenture No. 7 to the 2042 Notes Indenture dated as of January 6, 2014, among Kennedy-Wilson, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.
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

10.85(48)	Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan.
10.86(82)	Form of First Amendment to Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Restricted Stock Award Agreement
10.87†(83)	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Employee Restricted Stock Award Agreement
10.88†(84)	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Consultant Restricted Stock Award Agreement
10.89(59)	Consulting Agreement, dated as of December 31, 2013, among Kennedy-Wilson, Inc., Barry S. Schlesinger and CV I R.E. Services, LLC.
10.90† (72)	First Amendment to Amended and Restated 2009 Equity Participation Plan.
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

10.92†(74)	Form of Employee Restricted Stock Award Agreement.
10.93†(75)	Sixteenth Amendment to Employment Agreement dated August 6, 2014 by and between Kennedy-Wilson, Inc. and William J. McMorrow.
10.94†(76)	Fourth Amendment to Employment Agreement dated August 6, 2014 by and between Kennedy-Wilson, Inc., and Mary L. Ricks.
10.95† (77)	Employment Agreement dated December 29, 2014 between Kennedy-Wilson, Inc. and Kent Mouton.
10.96† (78)	Employment Agreement dated December 29, 2014 between Kennedy-Wilson, Inc. and Matt Windisch.
10.97† (79)	Employment Agreement dated December 29, 2014 between Kennedy-Wilson, Inc. and Justin Enbody.
21**	List of Subsidiaries
23.1**	Consent of Independent Registered Public Accounting Firm for the consolidated financial statements of Kennedy-Wilson Holdings, Inc.
23.2*	Consent of Independent Auditors for the consolidated financial statements of Bay Fund Opportunity, LLC and Subsidiaries
23.3*	Consent of Independent Auditors for the financial statements of Kennedy Wilson Real Estate Fund IV, L.P.
23.4*	Consent of Independent Auditors for the financial statements of One Baxter Way , LP
23.5*	Consent of Independent Auditors for the combined financial statements of KW Funds - 303 North Glenoaks, LLC and KW Funds - 6100 Wilshire, LLC
23.6*	Consent of Independent Auditors for the financial statements of Bay Area Smart Growth Fund II, LLC
23.7*	Consent of Independent Auditors for the financial statements of Egret Limited
23.8*	Consent of Independent Auditors for the consolidated financial statements of KWVF Panther Holdco Limited
23.9*	Consent of Independent Auditors for the consolidated financial statements of WH Valle Di Oro 79, LLC
23.10*	Consent of Independent Auditors for the consolidated financial statements of KW Stadium Gateway Partners, LLC
23.11*	Consent of Independent Auditors for the financial statements of KW Marina View, LLC

23.12*	Consent of Independent Auditors for the consolidated financial statements of KWF Real Estate Venture VI, L.P.
24.1	Power of Attorney (included on signature page).
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.
31.2*	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
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
(79)    Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K (001-33824) filed December 30, 2014.

(80)     Filed as Exhibit 4.27 to Registrant’s Annual Report on Form 10-K filed March 3, 2014.

(81)     Filed as Exhibit 4.36 to Registrant’s Annual Report on Form 10-K filed March 3, 2014.

(82)     Filed as Exhibit 10.114 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.

(83)     Filed as Exhibit 10.115 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.

(84)	Filed as Exhibit 10.116 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.

*	Filed herewith

**	Filed with the Original Report
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
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay Fund Opportunity, LLC and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for each of the years in the two-year period then ended, in accordance with U.S. generally accepted accounting principles.
The accompanying consolidated balance sheet of Bay Fund Opportunity, LLC and subsidiaries as of December 31, 2014 and December 31, 2013 and the related statements of operations, changes in members' equity, and cash flows for the years then ended were not audited by us, and accordingly, we do not express an opinion on them.

/s/ KPMG LLP

Dallas, Texas
March 21, 2013

BAY FUND OPPORTUNITY, LLC AND SUBSIDIARIES
(A California Limited Liability Company)
Consolidated Balance Sheets

	December 31,
	2014	2013
Assets	(unaudited)	(unaudited)
Real estate
Land	$21,874,072	$21,874,072
Building and improvements	87,566,335	87,566,335
Fixtures and equipment	1,071,800	944,198
Total	110,512,207	110,384,605
Less accumulated depreciation	(14,971,517)	(12,610,146)
Total real estate, net	95,540,690	97,774,459
Cash and cash equivalents	1,718,359	1,585,568
Tax escrow	240,641	225,950
Capital and financing escrow deposits	637,174	499,473
Deferred financing costs, net	512,348	666,053
Accounts receivable	47,882	68,229
Prepaid expenses and other assets	28,609	18,802
Total assets	$98,725,703	$100,838,534
Liabilities and members' equity
Liabilities
Accounts payable and accrued expenses	$1,455,706	$1,431,038
Reserve for future warranty claims	332,000	344,500
Security deposits from tenants	398,998	415,654
Prepaid rent	3,104	13,036
Mortgages payable	46,219,467	47,610,010
Total liabilities:	48,409,275	49,814,238
Commitments and contingencies (note 6)
Members' equity
Bay Fund Opportunity, LLC	50,316,428	51,024,296
Total members' equity	50,316,428	51,024,296
Total liabilities and members' equity	$98,725,703	$100,838,534
See accompanying notes to the consolidated financial statements.

BAY FUND OPPORTUNITY, LLC AND SUBSIDIARIES
(A California Limited Liability Company)
Consolidated Statements of Operations

	Year ended December 31,
	2014	2013	2012
	(unaudited)	(unaudited)
Revenue
Rental income	$9,553,943	$8,647,554	$8,088,922
Total revenue	9,553,943	8,647,554	8,088,922
Expenses
Real estate and other taxes	1,780,964	1,444,142	1,356,675
Property insurance	52,549	52,048	57,797
Homeowners association fees	2,034,751	1,970,786	1,926,489
Repairs, maintenance and utilities	668,652	658,131	560,523
Depreciation	2,361,372	2,274,451	2,292,647
Marketing and promotion	170,522	188,413	148,936
General, administrative and other	134,341	76,881	85,963
Management fees (note 5)	429,298	410,409	399,906
Letter of credit fees	—	9,823	50,000
Mortgage interest	1,434,362	1,744,442	1,746,528
Total expenses	9,066,811	8,829,526	8,625,464
Net income (loss) attributable to Bay Fund Opportunity, LLC	$487,132	$(181,972)	$(536,542)
See accompanying notes to the consolidated financial statements.

BAY FUND OPPORTUNITY, LLC AND SUBSIDIARIES
(A California Limited Liability Company)
Consolidated Statements of Members' Equity

Members' Equity
Balance, December 31, 2011 (unaudited)	43,467,810
Contributions	(825,000)
Net loss	(536,542)
Balance, December 31, 2012	42,106,268
Contributions (unaudited)	9,800,000
Distributions (unaudited)	(700,000)
Net loss (unaudited)	(181,972)
Balance, December 31, 2013 (unaudited)	51,024,296
Distributions (unaudited)	(1,195,000)
Net income (unaudited)	487,132
Balance, December 31, 2014 (unaudited)	$50,316,428
See accompanying notes to the consolidated financial statements.

BAY FUND OPPORTUNITY, LLC AND SUBSIDIARIES
(A California Limited Liability Company)
Consolidated Statements of Cash Flows

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:	(unaudited)	(unaudited)
Net income (loss)	$487,132	$(181,972)	$(536,542)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,361,372	2,274,451	2,292,647
Amortization of deferred financing costs	153,705	340,943	266,817
Change in assets and liabilities:
Tax escrow	(14,691)	(82,501)	160,515
Accounts receivable	20,347	(20,708)	(364)
Prepaid expenses and other assets	(9,807)	19,035	5,866
Accounts payable and accrued expenses	24,668	(20,145)	(31,902)
Reserve for future warranty claims	(12,500)	(47,500)	—
Security deposits from tenants	(16,656)	31,351	(12,932)
Prepaid rent	(9,932)	8,313	1,602
Net cash flow provided by operating activities	2,983,638	2,321,267	2,145,707
Cash flows from investing activities:
Additions to real estate	(127,603)	(105,260)	(124,927)
Net cash flow used in by investing activities	(127,603)	(105,260)	(124,927)
Cash flow from financing activities:
Principal payments on mortgage loans	(1,390,543)	(58,788,338)	(892,515)
Origination of mortgage loan	—	48,400,000	—
Mortgage loan costs	—	(776,698)	(116,355)
Changes in capital and financing escrow deposits	(137,701)	215,276	12,615
Contributions from members	—	9,800,000	—
Distributions to members	(1,195,000)	(700,000)	(825,000)
Net cash flow used in financing activities	(2,723,244)	(1,849,760)	(1,821,255)
Net increase in cash and cash equivalents	132,791	366,247	199,525
Cash and cash equivalents, beginning of year	1,585,568	1,219,321	1,019,796
Cash and cash equivalents, end of year	$1,718,359	$1,585,568	$1,219,321
Supplemental disclosure of noncash financing activities:
Interest paid	$1,284,015	$1,417,975	$1,504,773
See accompanying notes to the consolidated financial statements.

BAY FUND OPPORTUNITY, LLC AND SUBSIDIARIES
(A California Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2014 (unaudited), 2013 (unaudited), and 2012

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

BAY FUND OPPORTUNITY, LLC AND SUBSIDIARIES
(A California Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2014 (unaudited), 2013 (unaudited), and 2012

IMPAIRMENT OF LONG-LIVED ASSETS—In accordance with Financial Standards Accounting Board (FASB) Accounting Standards Codification (ASC) 360, Property, Plant, and Equipment, for long‑lived assets, the asset or asset group is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, the Company will evaluate the property by comparing the carrying amount of the asset or asset group to the estimated future undiscounted cash flows of the property. Estimated future cash flows include estimated costs to develop the property whether these costs would be recognized as an expense or capitalized in future periods. Future interest costs that are necessary to develop the property, and therefore capitalizable, are also included. If impairment exists, an impairment loss will be recognized based on the amount by which the carrying amount exceeds the fair value of the asset or asset group. For the years ended December 31, 2014 (unaudited), 2013 (unaudited), and 2012, there were no impairments recorded.
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
NOTE 3—MORTGAGES PAYABLE
Mortgages secured by Marina Cove and Shores totaled $46,219,467 (unaudited) and $47,610,010 (unaudited) as of December 31, 2014 and 2013, respectively. In April 2013 (unaudited), the Company paid off its existing mortgages with the proceeds of new mortgages in the aggregate principal amount of $48,400,000 (unaudited) and additional capital contributions of $9,800,000 (unaudited) from the members. The mortgages are collateralized by the properties and bear interest of 3 month LIBOR + 2.50% (approximately 2.75% (unaudited) at December 31, 2014). The mortgages mature on May 1, 2018 and require monthly principal and interest payments through maturity.
Aggregate principal payments due under the loans secured by real estate are as follows (unaudited):

	Marina Cove	Marina Shores	Total
2015	$430,955	$997,690	$1,428,645
2016	442,893	1,025,328	1,468,221
2017	455,162	1,053,731	1,508,893
2018	12,613,366	29,200,342	41,813,708
Total	$13,942,376	$32,277,091	$46,219,467

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
December 31, 2014 (unaudited), 2013 (unaudited), and 2012

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

Membership interest as of December 31, 2014 (unaudited), 2013 (unaudited), and 2012
	KW Richmond, LLC	KW Richmond, LLC	BASGF II Richmond, LLC	KW Executives Richmond, LLC	Total
12/31/2014	45.04%	25.43%	25.96%	3.57%	100.00%
12/31/2013	45.04%	25.43%	25.96%	3.57%	100.00%
12/31/2012	45.04%	25.43%	25.96%	3.57%	100.00%
NOTE 5—FEES PAID TO AFFILIATES
The Company has entered into an agreement with Emerald Fund, Inc., an affiliate of the Company to provide various asset and property management services in return for a management fee. During the years ended December 31, 2014, 2013, and 2012, management fees incurred for such services totaled $429,298 (unaudited), $410,409 (unaudited), and $399,906, respectively.
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
NOTE 7—SUBSEQUENT EVENTS
In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition and disclosure through March 27, 2015, the date at which the financial statements were available to be issued, and determined there are no other items to disclose.

Independent Auditors’ Report

The Partners
Kennedy Wilson Real Estate Fund IV, L.P.

We have audited the accompanying financial statements of Kennedy Wilson Real Estate Fund IV, L.P., which comprise the statement of financial condition, including the schedules of investments, as of December 31, 2013, and the related statements of operations, partners' capital, and cash flows for the years ended December 31, 2013 and 2012, and the related notes to the financial statements.

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
Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kennedy Wilson Real Estate Fund IV, L.P. as of December 31, 2013, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012, in accordance with U.S. generally accepted accounting principles.
The accompanying statement of financial condition, including the schedules of investments, of Kennedy Wilson Real Estate Fund IV, L.P., as of December 31, 2014 and the related statements of operations, partners' capital and cash flows for the year ended December 31, 2014 were not audited by us, and accordingly, we do not express an opinion on them.

/s/ KPMG LLP

Los Angeles, California
March 31, 2014

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Statements of Financial Condition

	December 31,
	2014	2013
Assets	(unaudited)
Investments at fair value (cost $207,444,759 in 2014 and $177,681,995 in 2013)	$234,033,108	$194,060,981
Cash and cash equivalents	—	1,322
Total assets	$234,033,108	$194,062,303
Liabilities and partners' capital
Liabilities
Accounts payable and accrued expenses	$308	$700
Total liabilities	308	700
Partners' capital
General partner and special limited partner	8,085,966	3,343,086
Limited partners	225,946,834	190,718,517
Total partners’ capital	234,032,800	194,061,603
Total liabilities and partners’ capital	$234,033,108	$194,062,303

See accompanying notes to financial statements.

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Schedule of Investments
December 31, 2014 (unaudited)

Ownership interest	Security description	Percentage of total investments	Cost	Fair value

85.02%	Kennedy Wilson REF IV AG, LLC, an entity holding interests in twenty-five office, retail and multifamily real estate investments located in California, Oregon, Washington, Arizona, Utah, Colorado and Hawaii, and four investments in loan pool participations and notes	100.00%	$207,444,759	$234,033,108
	Total investments	100.00%	$207,444,759	$234,033,108

See the following page for the full listing of investments held by Kennedy Wilson REF IV AG, LLC.

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Schedule of Investments - Kennedy Wilson REF IV AG, LLC
December 31, 2014 (unaudited)

Ownership interest	Security description	Percentage of total investments	Cost	Fair value
	Interests in real estate assets:
100.00%	KW Fund IV-Westview Heights, LLC, a single-purpose entity holding a fee simple interest in a 132-unit multifamily project located in Portland, Oregon. (The property was sold in August 2014, and the entity is int he process of winding down.)	0.05%	$137,595	$137,595
100.00	KW Fund IV-Westview Heights 66, LLC, a single-purpose entity holding a fee simple interest in a 66-unit multifamily project located in Portland, Oregon. (The property was sold in August 2014, and the entity is int he process of winding down.)	0.02	62,897	62,897
100.00	KW Royal Beverly Glen, LLC, a single-purpose entity holding a fee simple interest in 77,749 square foot office building located in Los Angeles, California	4.66	13,575,821	12,223,911
100.00	KW TriCenter, LLC, a single-purpose entity holding a fee simple interest in a 143,256-square foot office building and a four-level parking structure located in Van Nuys, California	7.06	14,388,400	18,529,773
100.00	KW Vancouver Partners, LLC, a single-purpose entity holding a fee simple interest in a 388-unit multifamily project located in Vancouver, Washington	6.63	12,229,000	17,400,223
100.00	KW El Cerrito, LLC, a single-purpose entity holding a fee simple interest in a 159-unit multifamily project located in El Cerrito, California	8.22	18,147,500	21,574,442
100.00	KW 245 Los Robles, LLC, a single-purpose entity holding a fee simple interest in a 175,792-square foot office project and a four-level parking structure located in Pasadena, California	6.79	19,263,045	17,836,732
96.66	KW Aurora Land Partners, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 420 unit multifamily project located in Aurora, Colorado	6.66	12,163,335	17,497,330
50.00	KW Huntington, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 277-unit multifamily project located in Huntington Beach, California	4.74	12,175,713	12,454,855
50.00	KW CapTowers, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 409-unit apartment building comprising a fifteen-story tower and 206 garden-style villas located in Sacramento, California	3.31	9,667,830	8,701,808
50.00	KW Redwood Shores, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 89,455 square foot office building located in Redwood City, California	2.43	4,170,562	6,377,695
50.00	KW Stadium Gateway, LLC, an entity holding an interest in a single purpose entity holding a fee simple interest in a 272,826 square foot office building located in Anaheim, California	4.81	9,478,025	12,641,418
50.00	KW Marina View, LLC, a single purpose entity holding a fee simple interest in a six-story, 60,918 square-foot office building with 14,774 square feet of ground floor retail space and a two-level parking deck located in Marina Del Rey, California	3.73	7,929,603	9,784,243
50.00	KW 5161 Lankershim, LLC, a single purpose entity holding a fee simple interest in a 182,369 square foot office building located in North Hollywood, California	3.75	11,007,225	9,857,438
48.81	KW University Partners, LLC, a single-purpose entity holding a fee simple interest in a 209,329 square foot retail shopping center located in Orem, Utah	3.64	5,361,370	9,548,096
48.45	KW Paradise Hills, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a retail shopping center located in Phoenix, Arizona	1.89	2,245,724	4,958,493
45.40	KW Mission Blvd, LLC, a single-purpose entity holding a fee simple interest in a 188-unit multifamily community in Hayward, California	3.04	5,059,838	7,970,298
33.33	KW Telstar, LLC, a single-purpose entity holding a fee simple interest in a two-story, 246,912-square foot flex building and a four-level parking structure located in El Monte, California	1.57	5,588,038	4,130,938
33.33	Kennedy Wilson 145 Fairfax, LLC, a single-purpose entity that held a fee simple interest in a four-story, 55,574-square foot office building and a two-level subterranean parking garage located in Los Angeles, California (The property was sold in September 2013, and the entity is in the process of winding down.)	—	17,625	5,039

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Schedule of Investments - Kennedy Wilson REF IV AG, LLC (continued)
December 31, 2014 (unaudited)

33.33	KW Warner Atrium, LLC, a single-purpose entity that held a fee simple interest in a three-story, 126,436-square foot office building and a three-level parking structure located in Woodland Hills, California	0.35	2,608,068	911,417
25.00	KW 9301 Partners, LLC, an entity holding an interest in a single-purpose entity that held a fee simple interest in a six-story, 86,529-square foot office building and a three-level subterranean parking garage located in Beverly Hills, California. (The property was sold in July 2014, and the entity is int he process of winding down.)	0.02	64,532	64,532
20.00	KW Hilltop Manager, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 1,008-unit multifamily project located in Richmond, California	6.65	9,444,840	17,457,524
15.57	KW/CV Sunset, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 251-unit multifamily project located in West Covina, California	1.22	2,298,910	3,195,769
15.00	KW Kohanaiki Shores Member, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 450-acre planned community under development for up to 474 residences and a golf course on the Kona Coast of Hawaii	14.66	38,937,327	38,495,056
10.00	Guardian/KW Hayward, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 544-unit multifamily project located in Hayward, California	2.35	3,074,296	6,163,368
	Interests in loan pool participations and notes:
25.00	KW Loan Investors VII, LLC, an entity holding a portfolio initially consisting of nine construction and term loans with an outstanding principal balance of approximately $51,000,000, collateralized by seven retail properties located in Arizona, California and Utah. As of December 31, 2014, two loans remain	0.30	786,728	768,728
50.00	Participation interest in KW Residential Capital, an entity holding a participating loan interest in a single-purpose entity owning a project under development consisting of nine single-family residences located in Ventura, California	0.41	1,078,000	1,078,000
50.00	Participation interest in KW Residential Capital, an entity holding a participating loan interest in a single-purpose entity owning a project under development consisting of seventeen single-family residences located in Los Angeles, California	1.04	2,712,500	2,712,500
	Total investments	100.00%	$223,674,347	$262,558,118

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

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Schedule of Investments - Kennedy Wilson REF IV AG, LLC
December 31, 2013

Ownership interest	Security description	Percentage of total investments	Cost	Fair value
	Interests in real estate assets:
100.00%	KW Fund IV-Westview Heights, LLC, a single-purpose entity holding a fee simple interest in a 132-unit multifamily project located in Portland, Oregon	4.81%	$9,120,589	$11,071,237
100.00	KW Fund IV-Westview Heights 66, LLC, a single-purpose entity holding a fee simple interest in a 66-unit multifamily project located in Portland, Oregon	3.16	5,004,609	7,288,048
100.00	KW Royal Beverly Glen, LLC, a single-purpose entity holding a fee simple interest in 77,749-square foot office building located in Los Angeles, California	5.72	12,614,333	13,166,799
100.00	KW TriCenter, LLC, a single-purpose entity holding a fee simple interest in a 143,256-square foot office building and a four-level parking structure located in Van Nuys, California	7.29	13,068,200	16,792,942
100.00	KW Vancouver Partners, LLC, a single-purpose entity holding a fee simple interest in a 388-unit multifamily project located in Vancouver, Washington	4.88	11,260,000	11,241,393
100.00	KW El Cerrito, LLC, a single-purpose entity holding a fee simple interest in a 159-unit multifamily project located in El Cerrito, California	7.75	18,147,500	17,863,490
96.66	KW Aurora Land Partners, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 420 unit multifamily project located in Aurora, Colorado	5.73	9,952,007	13,193,017
50.00	KW Huntington, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 277-unit multifamily project located in Huntington Beach, California	6.14	12,008,213	14,143,199
50.00	KW CapTowers, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 409-unit apartment building comprising a fifteen-story tower and 206 garden-style villas located in Sacramento, California	4.23	8,647,830	9,741,273
50.00	KW Redwood Shores, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 89,455-square foot office building located in Redwood City, California	2.08	3,964,062	4,785,956
50.00	KW Stadium Gateway, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 272,826-square foot office building located in Anaheim, California	4.44	9,392,525	10,218,720
50.00	KW Marina View, LLC, a single-purpose entity holding a fee simple interest in a six-story, 60,918-square foot office building with 14,774 square feet of ground floor retail space and a two-level parking deck located in Marina Del Rey, California.	2.25	5,726,603	5,176,360
50.00	KW 5161 Lankershim, LLC, a single-purpose entity holding a fee simple interest in a 182,369-square foot office building located in North Hollywood, California	3.49	8,090,000	8,049,395
48.81	KW University Partners, LLC, a single-purpose entity holding a fee simple interest in a 209,329 square foot retail shopping center located in Orem, Utah	2.57	5,068,482	5,912,791
48.45	KW Paradise Hills, LLC, an entity holding an interest single-purpose entity holding a fee simple interest in a retail shopping center located in Phoenix, Arizona	1.55	2,145,174	3,564,997
45.40	KW Mission Blvd, LLC, a single-purpose entity holding a fee simple interest in a 188-unit multifamily community in Hayward, California	2.77	4,412,434	6,383,240
33.33	KW Telstar, LLC, a single-purpose entity holding a fee simple interest in a two-story, 246,912-square foot flex building and a four-level parking structure located in El Monte, California	2.37	5,588,038	5,451,923
33.33	Kennedy Wilson 145 Fairfax, LLC, a single-purpose entity that held a fee simple interest in a four-story, 55,574-square foot office building and a two-level subterranean parking garage located in Los Angeles, California (The property was sold in September 2013, and the entity is in the process of winding down.)	0.01	17,625	17,625

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Schedule of Investments - Kennedy Wilson REF IV AG, LLC (continued)
December 31, 2013

33.33	KW Warner Atrium, LLC, a single-purpose entity holding a fee simple interest in a three-story, 126,436-square foot office building and a three-level parking structure located in Woodland Hills, California	0.71	2,214,157	1,632,097
25.00	KW 9301 Partners, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a six-story, 86,529-square foot office building and a three-level subterranean parking garage located in Beverly Hills, California	2.82	6,061,123	6,507,080
20.00	KW Hilltop Manager, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 1,008-unit multifamily project located in Richmond, California	4.59	9,326,040	10,584,986
15.57	KW/CV Sunset, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 251-unit multifamily project located in West Covina, California	1.24	2,298,910	2,855,541
15.00	KW Kohanaiki Shores Member, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 450-acre planned community under development for up to 474 residences and a golf course on the Kona Coast of Hawaii	14.20	33,298,227	32,711,439
10.00	KW Hayward Manager, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 544-unit multifamily project located in Hayward, California	1.82	3,074,296	4,205,409
	Interests in loan pool participations and notes:
25.00	KW Loan Investors VII, LLC, an entity holding a portfolio initially consisting of nine construction and term loans with an outstanding principal balance of approximately $51,000,000, collateralized by seven retail properties located in Arizona, California and Utah. As of December 31, 2013, four loans remain	0.66	1,676,155	1,526,283
50.00	Participation interest in KW Residential Capital, an entity holding a participating loan interest in a single-purpose entity owning a project under development consisting of 79 single-family residences located in Santa Clarita, California	1.15	2,644,526	2,644,526
50.00	Participation interest in KW Residential Capital, an entity holding a participating loan interest in a single-purpose entity owning a project under development consisting of nine single-family residences located in Ventura, California	0.37	863,000	863,000
50.00	Participation interest in KW Residential Capital, an entity holding a participating loan interest in a single-purpose entity owning a project under development consisting of seventeen single-family residences located in Los Angeles, California	1.20	2,766,800	2,766,800
	Total investments	100.00%	$208,451,458	$230,359,566
See accompanying notes to financial statements

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Statements of Operations

	Year ended December 31,
	2014	2013	2012
	(unaudited)
Investment income:
Dividends	$7,810,775	$3,628,660	$1,842,575
Interest	1,129,846	1,220,900	1,854,804
Total investment income	8,940,621	4,849,560	3,697,379
Expenses:
Management fees	3,036,444	4,767,106	1,720,041
Organization costs	—	115,294	409,387
Interest expense	229,763	378,325	585,404
Other professional and administrative costs	617,452	443,852	566,602
Total expenses	3,883,659	5,704,577	3,281,434
Net investment income (loss)	5,056,962	(855,017)	415,945
Realized and unrealized gain on investments:
Net realized gain on investments	9,988,150	1,028,741	—
Net change in unrealized appreciation on investments	14,305,289	18,145,836	13,294,030
Net income	$29,350,401	$18,319,560	$13,709,975
See accompanying notes to financial statements.

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Statements of Partners' Capital

	General partner and special limited partner	Limited partners	Total
Partners' capital, December 31, 2012	1,508,996	141,432,701	142,941,697
Capital contributions	86,183	47,177,507	47,263,690
Capital distributions	(28,927)	(14,434,417)	(14,463,344)
Net income	1,776,834	16,542,726	18,319,560
Partners' capital, December 31, 2013	3,343,086	190,718,517	194,061,603
Capital contributions(unaudited)	87,792	46,545,695	46,633,487
Capital distributions (unaudited)	(72,025)	(35,940,666)	(36,012,691)
Net income (unaudited)	4,727,113	24,623,288	29,350,401
Partners' capital, December 31, 2014 (unaudited)	$8,085,966	$225,946,834	$234,032,800

See accompanying notes to financial statements.

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Statements of Cash Flows

	Year ended December 31,
	2014	2013	2,012
	(unaudited)
Cash flows from operating activities:
Net income	$29,350,401	$18,319,560	$13,709,975
Adjustments to reconcile net income to net cash used in operating activities:
Change in accreted interest	(1,129,846)	(1,219,448)	(1,852,806)
Net realized loss on sale of investments	(9,988,150)	(1,028,741)	—
Net change in unrealized appreciation on investments	(14,305,289)	(18,145,836)	(13,294,030)
Change in operating assets and liabilities:
Purchases of investments	(42,750,758)	(82,125,268)	(97,157,671)
Transfer of cash and cash equivalents	—	(2,159,975)	—
Proceeds from sale of investments	28,201,916	41,292,902	29,948,591
Accounts receivable	—	52,078	(67,127)
Costs related to investments to be acquired	—	(46,056)	—
Prepaid expenses	—	(167,276)	(151,071)
Accounts payable and accrued expenses	(392)	17,800	15,424
Net cash used in operating activities	(10,622,118)	(45,210,260)	(68,848,715)
Cash flows from financing activities:
Borrowings under line of credit	—	23,621,580	26,461,756
Payments under line of credit	—	(12,817,485)	(23,448,851)
Capital contributions	46,633,487	47,263,690	88,703,157
Capital distributions	(36,012,691)	(14,463,344)	(24,145,272)
Net cash provided by financing activities	10,620,796	43,604,441	67,570,790
Net decrease in cash and cash equivalents	(1,322)	(1,605,819)	(1,277,925)
Cash and cash equivalents, beginning of year	1,322	1,607,141	2,885,066
Cash and cash equivalents, end of year	$—	$1,322	$1,607,141
Supplemental disclosure of cash paid during the year:
Cash paid for interest	$237,552	$252,451	$568,259

Supplemental disclosure of net assets and liabilities transferred to Kennedy Wilson REF IV AG, LLC:
Cash and cash equivalents	$—	$2,159,975	$—
Accounts receivable	—	15,049	—
Costs related to investments to be acquired	—	46,056	—
Prepaid expenses	—	701,700	—
Accounts payable	—	(34,345)	—
Notes payable	—	(13,817,000)	—
Total net assets and liabilities transferred to Kennedy Wilson REF IV AG, LLC	$—	$(10,928,565)	$—
See accompanying notes to financial statements.

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Notes to Financial Statements
December 31, 2014 (unaudited), 2013, and 2012

NOTE 1—ORGANIZATION
Kennedy Wilson Real Estate Fund IV, L.P. (the Partnership), a Delaware limited partnership, was formed on January 28, 2011. The Agreement of Limited Partnership of the Partnership (Partnership Agreement) was executed on May 13, 2011. The general partner of the Partnership is Kennedy Wilson Property Services IV, L.P., a Delaware limited partnership (the General Partner), and the special limited partner is Kennedy Wilson Property Special Equity IV, LLC, a Delaware limited liability company (the Special Limited Partner). The Partnership Agreement was amended and restated on January 1, 2013 to allow for the creation of a parallel fund structure to enable foreign investors to co-invest with the Partnership. On March 20, 2013, Kennedy Wilson Real Estate Fund IV (IP), L.P. (the Investment Partnership) was created and Kennedy Wilson REF IV AG, LLC (the Aggregator), was formed for the purpose of aggregating the investments of the Partnership. On July 16, 2013, the Partnership contributed 100% of its net assets to the Aggregator in exchange for an 85.02% ownership interest in the Aggregator and was equalized by the investors of the Investment Partnership who afterwards owned 14.98% of the Aggregator. The contribution of net assets from the Partnership to the Aggregator and the admittance/equalization of the Investment Partnership were done as prescribed in the Partnership's amended and restated agreement of limited partnership. Per the agreement, any admitted limited partner shall be (a) treated as having been a party to the agreement and any such increased capital commitment shall be treated as having been made, as if they had been invested from day 1 of the Partnership for all purposes, (b) required to bear and contribute its portion of the management fee from day 1 of the Partnership, other Partnership expenses from day 1 and all organizational expenses whenever incurred, and (c) unless otherwise determined by the General Partner, required to pay to the Partnership an additional amount calculated at 10% per annum (determined as of the date of such limited partner's admittance to the Partnership or increase in capital commitment (with respect to the increase in capital commitment), as applicable, on each portion of its capital contribution (including, as applicable, to fund management fees) from the date such portion of such capital contribution would have been made if such Partner had been admitted as a Partner for its full capital commitment on day 1. The Partnership’s investment objective has remained unchanged and continues to be to acquire office, multifamily, and other real estate investments, including real estate loans and condominiums through its ownership in the Aggregator. In accordance with this objective, the Partnership may form joint ventures with appropriate strategic coinvestors or invest in real estate related financings, such as first trust deeds. Partnership investments will generally involve real estate located in the western United States and Hawaii. Under the terms of the Partnership Agreement, the Partnership shall continue until the eighth anniversary of the effective date of May 13, 2011 and may be extended for an additional one-year period by the General Partner in its discretion, and for an additional one-year period by the General Partner with the prior consent of the limited partners with a majority of aggregate commitments.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION—The Partnership is an investment company and follow specialized accounting and reporting requirements for investment companies established under U.S. generally accepted accounting principles.
USE OF ESTIMATES—The preparation of the accompanying financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and reported amounts of revenue and expenses. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
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
A three-level hierarchy was established for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The hierarchy level assigned to each investment of the Partnership is based on the

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Notes to Financial Statements
December 31, 2014 (unaudited), 2013, and 2012

assessment of the transparency and reliability of the inputs used in the valuation of such investment at the measurement date. The three hierarchy levels are defined as follows:
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
The availability of valuation techniques and observable inputs can vary from investment to investment. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the investments existed. Accordingly, the degree of judgment exercised by the General Partner in determining fair value is greatest for investments classified as Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest-level input that is significant to the fair value measurement.
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
VALUATION OF INVESTMENTS—The Partnership's investments in real estate assets are stated at fair value using the income and market approaches. For the Limited Liability Companies (LLC) in which the Partnership has a partial ownership interest, the LLC's investments in real estate are also stated at fair value using the income and market approaches. The income approach requires the General Partner to estimate the projected operating cash flows of the real estate on an asset-by-asset basis, apply a capitalization (cap) rate to the reversion year's cash flows and discount the cash flows with a risk-adjusted rate for the respective holding periods. The market approach requires the General Partner to identify transactions for similar assets, if any, and apply asset specific adjustments for items such as location, physical condition, and other pertinent factors which would impact fair value. The Partnership's investments in notes and loan pool participations are stated at fair value based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the credit risk of the borrower to the current yield of similar fixed-income securities.
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
REVENUE RECOGNITION—Dividend income from investments in real estate and real estate related entities is recorded when a disbursement has been approved and declared from the underlying investments of the Partnership. Undistributed earnings from real estate and real estate related entities are considered by the General Partner in estimating the fair value of these investments. The Partnership also records its proportionate share of the Aggregator’s income, expenses, realized and unrealized gains (losses) after July 16, 2013 (date of equalization).
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
Notes to Financial Statements
December 31, 2014 (unaudited), 2013, and 2012

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
NOTE 3—FAIR VALUE OF INVESTMENTS
The following table presents the classification of the Partnership's fair value measurements as of December 31, 2014 (unaudited):

	Level 1	Level 2	Level 3	Total
Interests in real estate assets	$—	$—	$229,960,932	$229,960,932
Interests in loan pool participations and notes	—	—	4,072,176	4,072,176
	$—	$—	$234,033,108	$234,033,108
The following table presents changes in Level 3 investments for the year ended December 31, 2014 (unaudited):

	January 1, 2014	Purchases	Sales	Realized gains	Accretion on loans	Unrealized appreciation (depreciation)	December 31, 2014
Interests in real estate assets	$187,501,720	$42,280,778	$(24,115,005)	$9,988,150	—	$14,305,289	$229,960,932
Interests in loan pool participations and notes	6,559,261	469,980	(4,086,911)	—	1,129,846	—	4,072,176
	$194,060,981	$42,750,758	$(28,201,916)	$9,988,150	$1,129,846	$14,305,289	$234,033,108
The net change in unrealized appreciation on investments that use Level 3 inputs still held as of December 31, 2014 was $18,294,962 (unaudited).
The following table presents the classification of the Partnership's fair value measurements as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Interests in real estate assets	$—	$—	$187,501,720	$187,501,720
Interests in loan pool participation and notes	—	—	6,559,261	6,559,261
	$—	$—	$194,060,981	$194,060,981
The following table presents changes in Level 3 investments for the year ended December 31, 2013:

	January 1, 2013	Purchases	Transfers from real etate to loans	Transfer to Aggregator	Sales	Realized gains	Accretion on loans	Unrealized appreciation (depreciation)	December 31, 2013
Interests in real estate assets	$140,888,821	$78,445,308	$(1,818,081)	$(10,067,162)	$(39,166,000)	$1,028,741	$—	$18,190,093	$187,501,720
Interests in loan pool participations and notes	2,874,334	3,679,960	1,818,081	(861,403)	(2,126,902)	—	1,219,448	(44,257)	6,559,261
	$143,763,155	$82,125,268	$—	$(10,928,565)	$(41,292,902)	$1,028,741	$1,219,448	$18,145,836	$194,060,981

The net change in unrealized appreciation on investments that use Level 3 inputs still held as of December 31, 2013 was $20,299,207.

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Notes to Financial Statements
December 31, 2014 (unaudited), 2013, and 2012

The following table presents the classification of the Partnership's fair value measurements as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Interests in real estate assets	$—	$—	$140,888,821	$140,888,821
Interests in loan pool participations and notes	—	—	2,874,334	2,874,334
	$—	$—	$143,763,155	$143,763,155
The following table presents changes in Level 3 investments for the year ended December 31, 2012:

	January 1, 2012	Purchases	Sales	Unrealized appreciation (depreciation)	December 31, 2012
Interests in real estate assets	$61,407,239	$67,871,834	$(1,500,000)	$13,109,748	$140,888,821
Interests in loan pool participations and notes	—	31,138,643	(28,448,591)	184,282	2,874,334
	$61,407,239	$99,010,477	$(29,948,591)	$13,294,030	$143,763,155
The net change in unrealized appreciation on investments that use Level 3 inputs still held as of December 31, 2012 was $13,294,030.
Since inception, all investments have been classified as Level 3 investments and there have been no transfers between other levels of the hierarchy.
In estimating fair value of investments in real estate assets, the Partnership considers significant inputs such as capitalization and discount rates. The table below describes the range of inputs used as of December 31, 2014 (unaudited):

	Cap rate		Discount rate
	Min	Max	Min	Max
Multifamily	5.00%	6.00%	7.00%	9.00%
Office	5.25	8.25	7.00	11.00
Retail	6.70	7.00	8.00	8.65
Land and Condo	N/A	N/A	25.00	25.00
In estimating fair value of investments in real estate assets, the Partnership considers significant inputs such as capitalization and discount rates. The table below describes the range of inputs used as of December 31, 2013:

	Cap rate		Discount rate
	Min	Max	Min	Max
Multifamily	5.75%	7.00%	8.50%	9.25%
Office	6.00	7.50	7.50	9.00
Retail	8.00	8.00	9.00	10.00

For valuation of real estate related assets and indebtedness, the Partnership considers significant inputs such as the term of the debt, value of collateral, current loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by the Partnership for these types of investments range from 1.70% to 4.59% and1.75% to 5.86% as of December 31, 2014 (unaudited) and 2103, respectively.
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

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Notes to Financial Statements
December 31, 2014 (unaudited), 2013, and 2012

NOTE 4—RELATED PARTY TRANSACTIONS
MANAGEMENT FEE—During the period which commenced on May 13, 2011 and expired on May 13, 2014 (the Investment Period), the Partnership shall pay the General Partner a management fee equal to 1.50% per annum of the invested capital contributed by the nonaffiliated limited partners and 1.00% per annum of the difference between the aggregate capital commitments of the nonaffiliated limited partners and the invested capital contributed by the nonaffiliated limited partners. After the Investment Period expires, the Partnership shall pay the General Partner a management fee equal to 1.50% per annum of the invested capital contributed by the nonaffiliated limited partners. The Partnership incurred $2,731,850 in management fees for the year ended December 31, 2013. The Partnership’s proportionate share of the Aggregator’s management fee is $3,036,444 (unaudited) for the year ended December 31, 2014 and $2,035,256 for the period from July 16, 2013 (date of equalization) through December 31, 2013.
The management fee shall be reduced, in any calendar quarter, by the nonaffiliated limited partners’ percentage of any organizational expenses that the Partnership pays in excess of $1,000,000. In the event that the amount of fee reduction exceeds the management fee for such quarterly period, such excess shall be carried forward to reduce the management fee payable in following quarterly periods. There have been no reductions for the years ended December 31, 2014 (unaudited) and 2013.
ORGANIZATION EXPENSE—The Partnership shall pay or reimburse the General Partner for up to $1 million of organizational expenses incurred on behalf of the Partnership. Organization expenses in excess of $1 million will reduce the management fee paid to the General Partner. The Partnership incurred no organization costs (unaudited) for the year ended December 31, 2014 and $115,294 for year ended December 31, 2013.
NOTE 5—PARTNERS' CAPITAL
CONTRIBUTIONS—The total committed capital of the Partnership is $257,368,421(unaudited) as of December 31, 2014 , of which $226,559,457 (unaudited) or 88.03% (unaudited) has been called, and $257,368,421 as of December 31, 2013 of which $179,925,970 or 69.91% had been called.
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
DISTRIBUTIONS—Distributions of net cash flow shall initially be made to the partners based on the percentage of their aggregate investment contributions to the aggregate investment contributions made by all partners. The initial amount apportioned to the limited partners shall be distributed to the limited partners and the Special Limited Partner as follows:
(i) First, 100% to limited partners until the limited partners have received cumulative distributions equal to the sum of their ,aggregate contributions for investments and partnership costs;
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
Notes to Financial Statements
December 31, 2014 (unaudited), 2013, and 2012

ALLOCATION OF PARTNERSHIP INCOME AND LOSSES—The allocation of Partnership income and loss will generally follow the allocation of distributions.
NOTE 6—COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Partnership issues contingent loan and completion guarantees to secure financing agreements and/or to obtain preferred terms related to its investments. These guarantees may include obligations under mortgage loans and may cover payments of principal and/or interest. These guarantees generally have fixed termination dates and become liabilities of the Partnership in the event the borrower is unable to meet the obligations specified in the guarantee agreement. As of December 31, 2014 (unaudited), the Partnership has not entered into any of these guarantees.

During the year ended December 31, 2014 (unaudited), the Partnership provided financial support to its investee companies of $42,750,758 (unaudited), which was made in the form of invested capital to provide for growth financing, to support acquisitions or for ongoing operations of investee companies.

For the period ended December 31, 2014 (unaudited), the Partnership did not have any unfunded obligations to investee companies.
NOTE 7—FINANCIAL HIGHLIGHTS
The Internal Rate of Return (IRR) of the limited partners of the Partnership, net of all fees and profit allocations to the Special Limited Partner, is 11.55% (unaudited) and 11.14% at December 31, 2014 and 2013, respectively.
The IRR was computed based on the actual dates of the cash inflows (capital contributions), outflows (cash distributions), and the ending net assets at the end of the period (residual value) of the limited partners' capital accounts as of December 31, 2014 (unaudited) and 2013, respectively.

	2014	2013
Ratio to average limited partners’ capital:	(unaudited)
Net investment income (loss)	2.94%	(0.63)%
Total expenses	2.26%	4.21%
Incentive allocation	2.71%	0.38%
Total expenses and incentive allocation	4.97%	4.59%
The net investment income and total expense ratios (including incentive allocation) are calculated for the limited partners taken as a whole. The computation of such ratios, based on the amount of net investment income, expenses, and incentive allocation assessed to an individual investor, may vary from these ratios based on the timing of capital transactions. The above ratios are computed based upon the weighted average limited partners' capital of the Partnership as measured at the end of each monthly accounting period for the years ended December 31, 2014 (unaudited) and 2013.
NOTE 8—SUBSEQUENT EVENTS
Management has evaluated all subsequent events occurring after the date of the statement of financial condition through March 27, 2015, the date of the financial statements were available to be issued, to determine whether any subsequent events necessitated adjustment or disclosure in the financial statements. No such events were identified that necessitated adjustment or disclosure.

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
Opinion
In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of One Baxter Way, LP as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in accordance with U.S. generally accepted accounting principles.
The accompanying balance sheet of One Baxter Way, LP as of December 31, 2014, and the related statements of operations, changes in partners' capital, and cash flows for the years ended December 31, 2014 and 2012 were not audited by us, and accordingly, we do not express an opinion on them.

/s/ KPMG LLP

Dallas, Texas
March 31, 2014

ONE BAXTER WAY, LP
(A Delaware Limited Partnership)
Balance Sheets

	December 31,
	2014	2013
	(Unaudited)
Assets
Real estate
Land	$22,208,240	$22,208,240
Buildings and improvements	98,009,103	97,699,135
Total	120,217,343	119,907,375
Accumulated depreciation	(17,327,011)	(14,919,927)
Total real estate, net	102,890,332	104,987,448
Cash	1,499,107	1,054,810
Escrows and deposits	2,238,505	1,044,234
Deferred leasing costs, net of accumulated amortization of $4,306,582 (Unaudited) at December 31, 2014 and $3,682,410 at December 31, 2013	2,015,884	1,955,503
Deferred financing fees, net of accumulated amortization of $1,923,832 (Unaudited) at December 31, 2014 and $1,793,548 at December 31, 2013	358,728	485,148
Deferred rent	4,294,589	5,754,666
Accounts receivable	13,880	13,988
Prepaid expenses	105,963	112,854
Other assets	274,555	55,856
Total assets	$113,691,543	$115,464,507
Liabilities and partners' capital
Liabilities
Mortgage loan payable	$63,300,000	$63,500,000
Prepaid rent	1,060,197	862,781
Tenant deposits	216,896	72,937
Accounts payable and accrued expenses	414,396	430,879
Total liabilities	64,991,489	64,866,597
Partners' capital
Partners' capital	48,700,054	50,597,910
Total liabilities and partners' capital	$113,691,543	$115,464,507
See accompanying notes to the financial statements.

ONE BAXTER WAY, LP
(A Delaware Limited Partnership)
Statements of Operations

	Year ended December 31,
	2014	2013	2012
	(Unaudited)		(Unaudited)
Revenue
Rental income	$10,066,231	$10,288,456	$9,776,071
Operating expense recoveries	375,146	360,582	532,107
Other	19,709	58,358	17,834
Total revenue	10,461,086	10,707,396	10,326,012
Expenses
Property taxes	918,107	849,186	813,559
Utilities	1,215,603	1,219,760	1,038,492
Repairs and maintenance	1,105,363	1,174,558	1,105,575
Salaries and wages	942,269	855,486	862,621
General and administrative	71,402	83,687	113,680
Insurance	259,874	247,619	211,495
Depreciation	2,407,084	2,462,944	2,395,742
Amortization	754,456	1,205,666	1,608,230
Interest expense	1,386,384	1,409,149	1,619,890
Total expenses	9,060,542	9,508,055	9,769,284

Net income	$1,400,544	$1,199,341	$556,728
See accompanying notes to the financial statements.

ONE BAXTER WAY, LP
(A Delaware Limited Partnership)
Statements of Changes in Partners' Capital

Partners' Capital Balance at December 31, 2011 (unaudited)	$57,785,979
Distributions (unaudited)	(4,574,138)
Net loss (unaudited)	556,728
Partners' Capital Balance at December 31, 2012 (unaudited)	53,768,569
Distributions	(4,370,000)
Net income	1,199,341
Partners' Capital Balance at December 31, 2013	50,597,910
Contributions (unaudited)	751,600
Distributions (unaudited)	(4,050,000)
Net income (unaudited)	1,400,544
Partners' Capital Balance at December 31, 2014 (unaudited)	$48,700,054
See accompanying notes to the financial statements.

ONE BAXTER WAY, LP
(A Delaware Limited Partnership)
Statements of Cash Flows

	Year ended December 31,
	2014	2013	2012
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income	$1,400,544	$1,199,341	$556,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,407,084	2,462,944	2,395,742
Amortization of deferred leasing costs	624,172	788,692	661,741
Amortization of deferred financing fees	130,284	133,964	461,335
Amortization of in place lease values	—	283,010	485,154
Change in assets and liabilities:
Deferred rent	1,460,077	981,817	318,286
Accounts receivables	108	26,443	143,087
Prepaid expenses and other assets	(211,808)	(57,485)	(4,850)
Prepaid rent	197,416	48,094	89,595
Tenant deposits	143,959	—	72,937
Accounts payable and accrued expenses	(16,483)	(358,043)	(102,228)
Net cash provided by operating activities	6,135,353	5,508,777	5,077,527
Cash flows from investing activities:
Additions to real estate	(309,968)	(437,869)	(1,989,511)
Deferred leasing costs	(684,553)	(3,538)	(342,215)
Change in escrows and deposits	(1,194,271)	(1,193,481)	(298,246)
Draws on escrows and deposits	—	447,493	1,500,000
Net cash used in investing activities	(2,188,792)	(1,187,395)	(1,129,972)
Cash flows from financing activities:
Principal payments on borrowings	(200,000)	—	(62,452,501)
Originations of new loans	—	—	63,500,000
Contributions from partners	751,600	—	—
Distributions to partners	(4,050,000)	(4,370,000)	(4,574,138)
Payments made for financing fees	(3,864)	(1,205)	(640,288)
Net cash used in financing activities	(3,502,264)	(4,371,205)	(4,166,927)
Net change in cash	444,297	(49,823)	(219,372)
Cash at beginning of period	1,054,810	1,104,633	1,324,005
Cash at end of period	$1,499,107	$1,054,810	$1,104,633
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,386,979	$1,411,612	$1,646,189
Supplemental disclosure of non-cash activity:
Accrued capital expenditures	$71,778	$29,550	$270,478
See accompanying notes to the financial statements.

ONE BAXTER WAY, LP
(A Delaware Limited Partnership)
Notes to Financial Statements
December 31, 2014 (unaudited), 2013, and 2012 (unaudited)

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

ONE BAXTER WAY, LP
(A Delaware Limited Partnership)
Notes to Financial Statements
December 31, 2014 (unaudited), 2013, and 2012 (unaudited)

IMPAIRMENT OF LONG-LIVED ASSETS—In accordance with FASB ASC Topic 360, Property, Plant, and Equipment, the asset or asset group is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, the Partnership will evaluate the project by comparing the carrying amount of the asset or asset group to the estimated future undiscounted cash flows of the project. If impairment exists, an impairment loss will be recognized based on the amount by which the carrying amount exceeds the fair value of the asset or asset group. For the years ended December 31, 2014 (unaudited), 2013 and 2012 (unaudited) there were no impairments recorded.
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
The Partnership has no assets or liabilities measured at fair value on a recurring or nonrecurring basis in the financial statements as of December 31, 2014 (unaudited), 2013, and 2012 (unaudited).
NOTE 3—REAL ESTATE ACQUISTION
The fair value of the Property was allocated to the acquired tangible assets, consisting primarily of land and building and improvements, and to the identified acquired intangible assets, which comprises of in-place leases, in accordance with Business Combinations ASC Subtopic 805-10. Acquisition related costs were expensed as incurred.
Upon the purchase in 2007, the fair value of real estate was determined by valuing the Property as if it were vacant, which was then allocated to land and building and improvements, based on management's determination of the relative fair value of the asset. The value of the acquired in-place leases was determined by calculating the present value of the cash flows provided by the leases, net of related incremental expenses over the estimated lease-up period.  As of December 31, 2014 (Unaudited) and 2013, no amount of intangible asset is capitalized and subject to amortization related to leases that were in-place upon acquisition in 2007.
NOTE 4—MORTGAGES PAYABLE
In September 2012, the mortgage loan which is secured by the Property, was refinanced. The mortgage loan bears an interest rate of LIBOR + 2.0% and mature on October 1, 2017.

ONE BAXTER WAY, LP
(A Delaware Limited Partnership)
Notes to Financial Statements
December 31, 2014 (unaudited), 2013, and 2012 (unaudited)

The fair value of the mortgage loan as of December 31, 2014 was $63,327,939 (unaudited). The fair value was estimated based on the quoted market prices for the same or similar issues for debt of the same remaining maturities. Based on its nature, the fair value of the mortgage loan was determined using Level 2 inputs, as defined in note 2. The fair value amount does not necessarily represent the amount that would be required to satisfy the debt obligation.
As of December 31, 2014, the future cash principal payments on the mortgage payable are as follows (unaudited):

2015	$1,920,000
2016	2,880,000
2017	58,500,000
$63,300,000

The mortgage loan covenants require that the Property maintain a Debt Service Coverage Ratio of not less than 1.15 to 1.00. As of December 31, 2014, the Property was in compliance with this covenant (Unaudited).

NOTE 5—MINIMUM FUTURE LEASE RENTALS
As of December 31, 2014, the minimum future cash rents receivable under non-cancellable operating leases in each of the next five years and thereafter are as follows (Unaudited):

2015	$11,353,643
2016	12,643,003
2017	12,654,392
2018	9,683,546
2019	1,715,758
Thereafter	—
$48,050,342
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

NOTE 6—TENANT CONCENTRATIONS

The top two tenants accounted for approximately $8,164,655 (unaudited) and $1,213,830 (unaudited), or 81.1% (unaudited) and 12.1% (unaudited) of the Partnership's combined rental income for the year ended December 31, 2014. No other tenant comprised more than 10% of the Partnership's combined rental income for the year ended December 31, 2014.

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

ONE BAXTER WAY, LP
(A Delaware Limited Partnership)
Notes to Financial Statements
December 31, 2014 (unaudited), 2013, and 2012 (unaudited)

Fees and reimbursements paid by the Partnership were as follows:

	Year Ended December 31,
	2014	2013
	(unaudited)
Management and administrative related cost reimbursement	$361,912	$351,147
Leasing commissions	56,482	724
Construction management	9,995	26,543
	$428,389	$378,414
As of December 31, 2014 (unaudited) and 2013, there were no outstanding balances due to affiliates. The construction supervision fees and leasing fees are capitalized to tenant improvements and deferred leasing costs, respectively.
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
NOTE 9—SUBSEQUENT EVENTS
In preparing these financial statements, the Partnership has evaluated events and transactions for potential recognition and disclosure through March 27, 2015, the date at which the financial statements were available to be issued, and determined there are no other items to disclose.

Independent Auditors' Report
The Members
KW Funds - 303 North Glenoaks, LLC and KW Funds - 6100 Wilshire, LLC:
We have audited the accompanying combined financial statements of KW Funds - 303 North Glenoaks, LLC (a Delaware limited liability company) and KW Funds - 6100 Wilshire, LLC, which comprise the combined balance sheet as of December 31, 2013, and the related combined statements of operations, members' capital, and cash flows for the year then ended. and the related notes to the combined financial statements.
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
The accompanying combined balance sheet of KW Funds - 303 North Glenoaks, LLC and KW Funds - 6100 Wilshire, LLC, as of December 31, 2014 and the related combined statements of operations, members' capital, and cash flows for the years ended December 31, 2014 and 2012, were not audited by us, and accordingly, we do not express an opinion on them.

/s/ KPMG LLP

Los Angeles, California
March 31, 2014

KW Funds-303 North Glenoaks, LLC
(A Delaware Limited Liability Company)
and KW Funds-6100 Wilshire, LLC
(A Delaware Limited Liability Company)
Combined Balance Sheets

	December 31,
	2014	2013
	(Unaudited)
Assets
Real estate
Land	$10,446,567	$21,240,031
Buildings	46,050,144	115,609,788
Total	56,496,711	136,849,819
Accumulated depreciation	(8,709,463)	(17,571,772)
Real estate, net	47,787,248	119,278,047
Cash	758,889	436,175
Escrow and deposits	464,274	904,273
Deferred leasing costs, net of accumulated amortization of $1,166,122 (unaudited) at December 31, 2014 and $2,217,826 at December 31, 2013	796,930	1,779,444
Mortgage loan costs, net of accumulated amortization of $38,408 (unaudited) at December 31, 2014 and $2,032,292 at December 31, 2013	261,314	480,989
Deferred rent	839,122	1,889,569
Accounts receivable	239,841	661,154
Prepaid expenses	144,278	161,375
Total assets	$51,291,896	$125,591,026
Liabilities and members' capital
Liabilities
Mortgage loans payable	$31,662,903	$71,874,002
Prepaid rent	277,910	458,936
Tenant deposits	280,205	592,947
Accounts payable and accrued expenses	456,745	2,513,156
Total liabilities	32,677,763	75,439,041
Members' capital
Members' capital	18,614,133	50,151,985
Total liabilities and members’ capital	$51,291,896	$125,591,026
See accompanying notes to the combined financial statements

KW Funds-303 North Glenoaks, LLC
(A Delaware Limited Liability Company)
and KW Funds-6100 Wilshire, LLC
(A Delaware Limited Liability Company)
Combined Statements of Operations

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2014	2013	2012
	(Unaudited)		(Unaudited)
Revenue
Rental income	$7,220,043	$11,196,136	$10,051,095
Operating expense recoveries	408,927	638,129	650,046
Other	1,028,111	1,098,080	956,555
Total revenue	8,657,081	12,932,345	11,657,696
Operating expenses
Property taxes	1,072,855	1,209,764	972,958
Utilities	1,127,243	1,435,698	1,322,983
Repairs and maintenance	1,320,123	1,702,296	1,551,537
Salaries and wages	913,721	1,114,504	991,688
General and administrative	126,912	155,306	169,539
Insurance	376,960	355,998	295,498
Depreciation	2,859,006	3,815,186	3,534,184
Amortization	635,728	768,940	638,563
Interest expense	3,041,256	5,312,176	6,015,393
Total operating expenses	11,473,804	15,869,868	15,492,343
Gain on sale of real estate	4,995,850	—	—
Net income (loss)	$2,179,127	$(2,937,523)	$(3,834,647)
See accompanying notes to the combined financial statements

KW Funds-303 North Glenoaks, LLC
(A Delaware Limited Liability Company)
and KW Funds-6100 Wilshire, LLC
(A Delaware Limited Liability Company)
Combined Statements of Members' Capital

Balance, December 31, 2011 (unaudited)	$40,915,747
Contributions from members (unaudited)	527,146
Distributions to members (unaudited)	(200,000)
Net loss (unaudited)	(3,834,647)
Balance, December 31, 2012 (unaudited)	37,408,246
Contributions	17,011,000
Distributions	(1,329,738)
Net loss	(2,937,523)
Balance, December 31, 2013	50,151,985
Contributions from members (unaudited)	3,883,907
Distributions to members (unaudited)	(37,600,886)
Net income (unaudited)	2,179,127
Balance, December 31, 2014 (unaudited)	$18,614,133
See accompanying notes to the combined financial statements

KW Funds-303 North Glenoaks, LLC
(A Delaware Limited Liability Company)
and KW Funds-6100 Wilshire, LLC
(A Delaware Limited Liability Company)
Combined Statements of Cash Flows

	Year ended December 31,
	2014	2013	2012
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income (loss)	$2,179,127	$(2,937,523)	$(3,834,647)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,859,006	3,815,186	3,534,184
Amortization of deferred leasing costs	635,728	768,940	638,563
Amortization of deferred financing fees	519,397	998,869	908,294
Gain on sale of real estate	(4,995,850)	—	—
Change in assets and liabilities:
Deferred rent	1,050,447	(483,420)	(715,251)
Accounts receivable	421,313	(269,901)	325,003
Prepaid expenses	17,097	(31,152)	(16,952)
Tax and insurance escrows	477,161	—	—
Prepaid rent	(181,026)	338,403	(42,460)
Tenant deposits	(312,742)	35,149	56,438
Accounts payable and accrued expenses	(2,080,210)	(332,584)	387,602
Net cash provided by operating activities	589,448	1,901,967	1,240,774
Cash flows from investing activities:
Additions to real estate	(520,712)	(1,523,615)	(1,935,098)
Deferred leasing costs	(467,506)	(732,094)	(1,177,618)
Change in capital escrow and deposits	(37,162)	698,815	556,551
Proceeds from sale of real estate, net of closing costs	74,986,446	—	—
Net cash provided by (used in) investing activities	73,961,066	(1,556,894)	(2,556,165)
Cash flows from financing activities:
Payments of mortgage loans payable	(723,960)	(1,198,020)	(96,978)
Proceeds from mortgage loans	31,656,400	—	—
Advances from mortgage loans	284,591	1,279,373	1,881,627
Payoff of first mortgage loans	(71,428,130)	—	—
Payoff of second mortgage	—	(16,550,000)	—
Payments made for mortgage loan costs	(299,722)	—	(920,646)
Contributions from members	3,883,907	17,011,000	527,146
Distributions to members	(37,600,886)	(1,329,738)	(200,000)
Net cash (used in) provided by financing activities	(74,227,800)	(787,385)	1,191,149
Net change in cash	322,714	(442,312)	(124,242)
Cash at beginning of period	436,175	878,487	1,002,729
Cash at end of period	$758,889	$436,175	$878,487
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,700,474	$4,320,698	$5,295,681
Supplemental disclosure of non-cash activity:
Accrued capital expenditures	$23,799	$302,758	$586,111

See accompanying notes to the combined financial statements

KW Funds-303 North Glenoaks, LLC
(A Delaware Limited Liability Company)
and KW Funds-6100 Wilshire, LLC
(A Delaware Limited Liability Company)
Notes to the Combined Financial Statements
December 31, 2014 (unaudited), 2013, and 2012 (unaudited)

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
KW Funds—6100 Wilshire, LLC (6100 Wilshire), a Delaware limited liability company, is 85.71% owned by KW Property Fund II, L.P. and 14.29% owned by KW Property Fund III, L.P. 6100 Wilshire was organized in June 2008 to invest in and fully own the property known as 6100 Wilshire (the Wilshire Property). This property is an office building totaling approximately 214,000 rentable square feet, located in Los Angeles, California. In August of 2014, 6100 Wilshire was sold to a third party buyer (unaudited).
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
Other revenue is primarily comprised of parking income. The total amount of parking income for the year ended December 31, 2014 and 2013 was $924,711 (unaudited) and $1,060,495, respectively.
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
(A Delaware Limited Liability Company)
Notes to the Combined Financial Statements
December 31, 2014 (unaudited), 2013, and 2012 (unaudited)

IMPAIRMENT OF LONG-LIVED ASSETS—In accordance with accounting guidance for long-lived assets, the properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, the Companies will evaluate the properties by comparing the carrying amount of the properties to the estimated future undiscounted cash flows of the properties. If impairment exists, an impairment loss will be recognized based on the amount by which the carrying amount exceeds the fair value of the properties. For the periods ended December 31, 2014 (unaudited), 2013, and 2012 (unaudited), there were no impairments recorded.
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
The Companies have no assets or liabilities measured at fair value on a recurring or nonrecurring basis in the financial statements as of December 31, 2014 (unaudited) and 2013.
RECENT ACCOUNTING PRONOUNCEMENTS — On April 10, 2014, the FASB issued ASU 2014-08, which amends the definition of discontinued operations and requires additional disclosures for disposal transactions that do not meet the revised discontinued operations criteria. ASU 2014-08 is required to be adopted for fiscal years beginning after December 15, 2014, with early adoption permitted. The Companies elected early adoption as of January 1, 2014.

NOTE 3—REAL ESTATE ACQUISTION
The fair value of the Properties was allocated to the acquired tangible assets, consisting primarily of land and buildings, and to the identified acquired intangible assets, which comprise in-place leases, above-market leases and below-market leases, in accordance with Business Combinations ASC Subtopic 805-10. Acquisition related costs were expensed as incurred.
Upon their respective purchases in 2008, the fair value of real estate was determined by valuing the Properties as if they were vacant, which was then allocated to land and buildings and improvements, based on management's determination of the relative fair values of these assets. The value of the acquired in-place leases was determined by calculating the present value of the cash flows provided by the leases, net of related incremental expenses over the estimated lease-up period.  As of December

KW Funds-303 North Glenoaks, LLC
(A Delaware Limited Liability Company)
and KW Funds-6100 Wilshire, LLC
(A Delaware Limited Liability Company)
Notes to the Combined Financial Statements
December 31, 2014 (unaudited), 2013, and 2012 (unaudited)

31, 2014 (unaudited) and 2013, no amount of intangible assets is capitalized and subject to amortization related to leases that were in-place upon acquisition in 2008.
In August of 2014, the Wilshire Property was sold to a third-party buyer. The Company therefore has written off all real estate amounts related to the Wilshire Property and recorded a gain on sale of $4,995,850 (unaudited).

NOTE 4—MORTGAGES PAYABLE
The Properties initially had mortgage loans payable to third-party financial institutions, which were secured by the Glenoaks Property and the Wilshire Property. The mortgages bore an interest rate of LIBOR + 4.0% was due to mature on October 31, 2014.
In August of 2014, in conjunction with the sale of 6100 Wilshire, the mortgage loan payable associated with the Glenoaks property was amended and restated with the existing lender. The terms of the amended and restated mortgage loan includes a maturity date of August 31, 2017 (unaudited) and an interest rate of LIBOR plus 2.85% (unaudited).
During 2013, the Companies repaid off $16,550,000 of mortgage loan payable using funds received from contributions from Members. This second mortgage on the combined Properties bore interest at a rate of 11.0%.
The fair value of the debt as of December 31, 2014 and 2013 was $31,719,208 (unaudited) and $71,841,609, respectively. The fair value was estimated based on the quoted market prices for the same or similar issues for debt of the same remaining maturities as well as the credit quality of the Companies. Although the Companies have determined that the majority of the inputs used to value the mortgage fall within Level 2 of the fair value hierarchy, the assessment of the Companies' credit quality associated with the valuation utilized Level 3 inputs. However, the Companies assessed the significance of the impact of the Level 3 inputs on the overall valuation of the liability and determined that it is not significant to the overall valuation of the mortgage. As a result, the Companies have determined that its mortgage payable valuation in its entirety be classified in Level 2 of the fair value hierarchy, as defined in note 2. The fair value amount does not necessarily represent the amount that would be required to satisfy the debt obligation.

NOTE 5 - TENANT CONCENTRATIONS
The top two tenants accounted for approximately $2.0 million (unaudited) and $831,000 (unaudited), or 27.84% (unaudited) and 11.51% (unaudited), respectively, of the Companies' combined rental income for the year ended December 31, 2014. No other tenant comprised more than 10% (unaudited) of the Companies' combined rental income for the year ended December 31, 2014.
The top two tenants accounted for approximately $1.9 million and $1.4 million, or 17.1% and 12.8%, respectively, of the Companies combined rental income for the year ended December 31, 2013. No other tenant comprised more than 10% of the Companies' combined rental income for the year ended December 31, 2013.

NOTE 6—MINIMUM FUTURE LEASE RENTALS
The following is a schedule of future minimum rents to be received under noncancellable operating leases as of December 31, 2014 (unaudited):

2015	$4,472,319
2016	4,120,410
2017	3,854,598
2018	2,967,344
2019	1,732,504
Thereafter	745,738
Total	$17,892,913
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
December 31, 2014 (unaudited), 2013, and 2012 (unaudited)

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
Fees earned and reimbursements received by Kennedy-Wilson Holdings, Inc. and its affiliates were as follows:

	Year Ended December 31,
	2014	2013	2012
	(unaudited)		(unaudited)
Management fees	$316,357	$367,275	$316,572
Leasing commissions	19,501	62,917	46,315
Construction management	9,796	60,492	81,772
	$345,654	$490,684	$444,659
As of December 31, 2014 and 2013, the outstanding balance due to affiliates was $0 (unaudited) and $31,447, respectively, and included in accounts payable and accrued expenses on the combined balance sheets.
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
NOTE 9—MEMBERS' CAPITAL
The below details the Members Capital accounts related to each of the Companies for the following periods:

KW Funds-303 North Glenoaks, LLC
(A Delaware Limited Liability Company)
and KW Funds-6100 Wilshire, LLC
(A Delaware Limited Liability Company)
Notes to the Combined Financial Statements
December 31, 2014 (unaudited), 2013, and 2012 (unaudited)

	KW Funds-303 North Glenoaks, LLC	KW Funds-6100 Wilshire, LLC	Total
Balance, December 31, 2011 (unaudited)	$15,261,695	$25,654,052	$40,915,747
Contributions from members (unaudited)	—	527,146	527,146
Distributions to members (unaudited)	(200,000)	—	(200,000)
Net loss	(895,167)	(2,939,480)	(3,834,647)
Balance, December 31, 2012 (unaudited)	14,166,528	23,241,718	37,408,246
Contributions	4,261,000	12,750,000	17,011,000
Distributions	(560,698)	(769,040)	(1,329,738)
Net loss	(705,671)	(2,231,852)	(2,937,523)
Balance, December 31, 2013	17,161,159	32,990,826	50,151,985
Contributions from members (unaudited)	3,703,463	180,444	3,883,907
Distributions to members (unaudited)	(1,869,505)	(35,731,381)	(37,600,886)
Net (loss) income (unaudited)	(688,970)	2,868,097	2,179,127
Balance, December 31, 2014 (unaudited)	$18,306,147	$307,986	$18,614,133
NOTE 10—SUBSEQUENT EVENTS
Management has evaluated all subsequent events through March 27, 2015, the date that the financial statements are available for issuance.

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
The accompanying balance sheet of Bay Area Smart Growth Fund II, LLC as of December 31, 2014 and December 31, 2013 , and the related statement of operations, members' equity, and cash flows for the years then ended were not audited by us and accordingly, we do not express an opinion on them.
/s/ KPMG LLP

Dallas, Texas
March 21, 2013

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Balance Sheets

	December 31,
	2014	2013
	(unaudited)	(unaudited)
Assets
Investments in unconsolidated real estate entities (note 3)	$13,139,072	$23,474,790
Cash and cash equivalents	837,304	80,550
Prepaid expenses and other assets	170,200	4,805
Total assets	$14,146,576	$23,560,145
Liabilities and members' equity
Liabilities
Accrued expenses (note 4)	$—	$859,164
Note payable to affiliate (note 4)	—	2,544,080
Total liabilities	—	3,403,244
Commitments and contingencies (note 5)
Members' equity	14,146,576	20,156,901
Total liabilities and members' equity	$14,146,576	$23,560,145
See accompanying notes to the financial statements

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Statements of Operations

	Year ended December 31,
	2014	2013	2012
Revenues:	(unaudited)	(unaudited)
Interest income	$—	$—	$57,940
Total revenues	—	—	57,940
Expenses:
General,administrative and other	99,491	85,741	121,577
Management fees (note 4)	665,357	665,357	667,179
Interest expense (note 4)	212,855	231,511	—
Total expenses	977,703	982,609	788,756
Equity in loss from investments in unconsolidated real estate entities (note 3)	(3,069,822)	(30,309)	(315,193)
Net loss	$(4,047,525)	$(1,012,918)	$(1,046,009)
See accompanying notes to the financial statements

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Statements of Members' Equity

	Managing Member	Nonmanaging Members	Special Member	Total
Balance, December 31, 2011	1,110,791	21,105,037	—	22,215,828
Transfer of nonmanaging member interests to managing member (note 1)	10,508,731	(10,508,731)	—	—
Net loss	(76,797)	(969,212)	—	(1,046,009)
Balance, December 31, 2012	11,542,725	9,627,094	—	21,169,819
Net loss (unaudited)	(552,288)	(460,630)	—	(1,012,918)
Balance, December 31, 2013 (unaudited)	10,990,437	9,166,464	—	20,156,901
Distributions to members (unaudited)	(1,070,205)	(892,595)	—	(1,962,800)
Net loss (unaudited)	(2,206,889)	(1,840,636)	—	(4,047,525)
Balance, December 31, 2014 (unaudited)	$7,713,343	$6,433,233	$—	$14,146,576
See accompanying notes to the financial statements

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows

	Year ended December 31,
	2014	2013	2012
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(4,047,525)	$(1,012,918)	$(1,046,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss from investments in unconsolidated real estate entities	3,069,822	30,309	315,193
Change in assets and liabilities:
Accounts receivable	—	5,148	(5,148)
Prepaid expenses and other assets	(165,395)	935	167,256
Accrued expenses	(859,164)	439,868	419,296
Net cash flow used in operating activities	(2,002,262)	(536,658)	(149,412)
Cash flows from investing activities:
Repayment of note receivable from affiliate	—	—	1,209,428
Contributions to unconsolidated real estate entities	—	(2,550,761)	(1,203,294)
Distributions from unconsolidated real estate entities	7,265,896	490,745	257,619
Net cash flow provided by (used in) investing activities	7,265,896	(2,060,016)	263,753
Cash flow from financing activities:
Distributions to members	(1,962,800)	—	—
Proceeds from note payable	—	2,544,080	—
Repayments of note payable	(2,544,080)	—	—
Net cash flow (used in) provided by financing activities	(4,506,880)	2,544,080	—
Net increase (decrease) in cash and cash equivalents	756,754	(52,594)	114,341
Cash and cash equivalents, beginning of year	80,550	133,144	18,803
Cash and cash equivalents, end of year	$837,304	$80,550	$133,144
Supplemental disclosure of noncash financing activities:
Cash paid for interest	$444,366	$—	$—
See accompanying notes to the financial statements

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Notes to the Financial Statements
December 31, 2014 (unaudited), 2013 (unaudited), and 2012

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
Cumulative capital contributions and commitments were as follows as of December 31, 2014 and 2013:

	2014	2013
	(unaudited)	(unaudited)
KW BASGF II Manager, LLC	$14,312,483	$14,312,483
Far East National Bank	3,000,000	3,000,000
First Bank	1,000,000	1,000,000
Union Bank	2,624,967	2,624,967
East West Bank (formerly United Commercial Bank)	3,000,000	3,000,000
US Bank National Association	1,312,221	1,312,221
Mechanics Bank	1,000,000	1,000,000
	$26,249,671	$26,249,671
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

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Notes to the Financial Statements
December 31, 2014 (unaudited), 2013 (unaudited), and 2012

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
PRINCIPLES OF CONSOLIDATION—The Company consolidates entities in which it holds a greater than 50% voting interest, or a controlling financial interest. The Company has no involvement with variable interest entities. The Company accounts for investments over which it has significant influence but not a controlling financial interest using the equity method of accounting.
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
On a periodic basis, the Company assesses whether there are any indicators that the value of its investments may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investments, and such decline in value is deemed to be other-than-temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. The Company's estimates of estimated fair value for each investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates and operating costs of the property. As these factors are difficult to predict and are subject to future events that may alter these assumptions, the values estimated by the Company in its impairment analysis may not be realized. During the year ended December 31, 2011, the Company recognized a loss on the transfer of a portion of its interest in the Bay Fund Opportunity, LLC of $2,359,686 (see note 3). As of December 31, 2014 (unaudited) and 2013 (unaudited), the Company determined there was no impairment related to the investments in unconsolidated real estate entities.
CASH AND CASH EQUIVALENTS—Cash and cash equivalents include highly liquid investments purchased with a maturity of three months or less. Periodically, the Company maintains cash balances in various bank accounts in excess of federally

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Notes to the Financial Statements
December 31, 2014 (unaudited), 2013 (unaudited), and 2012

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
NOTE 3—INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES
During 2008, the Company acquired a member's interest in the following unconsolidated real estate entities: 33.63% in 300 California Partners, LLC (300 California) and 55.83% in Bay Fund Opportunity, LLC (Marina Shores and Cove). The Company acquired its interests in these entities in May 2008 and June 2008, respectively.
300 California is a venture between the Company and two other members affiliated through common management and a common investor. 300 California owns and leases an office building located in San Francisco, California. 300 California had a mortgage note payable that had a balance of $37,537,646 (unaudited) at its original maturity date in August 2010 and at December 31, 2010. This loan was extended to November 14, 2013 with a required $2,000,000 paydown made January 14, 2011 and a required $3,000,000 letter of credit also provided January 14, 2011. The maturity date of the mortgage note was extended to November 15, 2015. As part of the modification 300 California was required to make principal payments of $1,500,000 (unaudited) on September 1, 2014 and December 1, 2014 and monthly payments of $273,000 (unaudited) from January 1, 2015 to November 1, 2015 (unaudited). The latest modification also allowed for the release of the $3,000,000 (unaudited) letter of credit that was provided on January 14, 2011 and increased the total guaranteed principal amount from the Members to $8,884,000 (unaudited). The mortgages bore an interest rate of three month LIBOR + 2.75% (unaudited). On September 3, 2014, 300 California was sold and the loan secured by the property was repaid in full.
Marina Shores and Marina Cove each separately own a multifamily housing complex, both of which are located in Richmond, California, and are in close proximity to one another. Marina Shores and Marina Cove are under common management and ownership. On May 4, 2011, the Company sold 24.07% of its interest in Bay Fund Opportunity, LLC for $7,000,000 to an affiliate of the Managing Member, reducing the Company's interest from 55.83% to 31.76%. The transfer of interest resulted in a realized loss on disposition of $2,359,686, which is shown on the 2011 statement of operations as a realized loss on disposition of investment in unconsolidated real estate entity. Marina Cove and Marina Shores had mortgage notes payable that had total balances of $65,249,799 (unaudited) at December 31, 2010. In December 2, 2011, these loans were extended to June 26, 2013 with a required principal paydown of $6,358,937, which was funded by capital contributions from other investors in Bay Fund Opportunity, LLC. These capital contributions reduced the Company's interest from 31.76% to 25.96%. On April 10, 2013, these loans were refinanced by a new lender, with the due date of May 1, 2018. The aggregate original principal balance of these loans was $48,400,000 (unaudited).
The following presents summarized financial information of the unconsolidated real estate entities as of and for the year ended December 31, 2014 (unaudited):

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Notes to the Financial Statements
December 31, 2014 (unaudited), 2013 (unaudited), and 2012

	300 California	Marina Cove and Marina Shores	Total
Land and buildings, net	$—	$95,540,690	$95,540,690
Other assets	244,824	3,175,858	3,420,682
Mortgage loans	—	(46,219,467)	(46,219,467)
Other liabilities	(14,466)	(2,189,808)	(2,204,274)
Net assets	$230,358	$50,307,273	$50,537,631
Company's share of net assets	$76,956	$13,062,116	$13,139,072
Operating revenues	$1,971,082	$9,553,943	$11,525,025
Property operating expenses	(2,111,345)	(7,320,293)	(9,431,638)
Rental operations, net	(140,263)	2,233,650	2,093,387
Loss on disposition of rel estate	(4,246,145)	—	(4,246,145)
Non operating expense, net	(20,851)	(306,310)	(327,161)
Interest expense	(836,756)	(1,434,362)	(2,271,118)
Net (loss) income	$(5,244,015)	$492,978	$(4,751,037)
Company's share of net (loss) income	$(3,196,282)	$126,460	$(3,069,822)
The following presents summarized financial information of the unconsolidated real estate entities as of and for the year ended December 31, 2013 (unaudited):

	300 California	Marina Cove and Marina Shores	Total
Land and buildings, net	$61,228,091	$97,738,650	$158,966,741
Other assets	1,528,946	3,147,384	4,676,330
Mortgage loans	(35,537,646)	(47,610,010)	(83,147,656)
Other liabilities	(924,004)	(2,251,728)	(3,175,732)
Net assets	$26,295,387	$51,024,296	$77,319,683
Company's share of net assets	$10,228,914	$13,245,876	$23,474,790
Operating revenues	$4,423,938	$8,647,554	$13,071,492
Property operating expenses	(3,138,647)	(6,873,573)	(10,012,220)
Rental operations, net	1,285,291	1,773,981	3,059,272
Non operating expense, net	(38,437)	(284,998)	(323,435)
Interest expense	(1,196,177)	(1,670,956)	(2,867,133)
Net loss	$50,677	$(181,973)	$(131,296)
Company's share of net loss	$16,930	$(47,239)	$(30,309)

The following presents summarized income statement of the unconsolidated real estate entities as of and for the year ended December 31, 2012:

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Notes to the Financial Statements
December 31, 2014 (unaudited), 2013 (unaudited), and 2012

	300 California	Marina Cove and Marina Shores	Total
Land and buildings, net	$61,789,366	$99,943,650	$161,733,016
Other assets	1,656,197	2,393,175	4,049,372
Mortgage loans	(35,537,646)	(57,998,348)	(93,535,994)
Other liabilities	(758,207)	(2,232,209)	(2,990,416)
Net assets	$27,149,710	$42,106,268	$69,255,978
Company's share of net assets	$10,514,317	$10,930,766	$21,445,083
Operating revenues	$3,506,476	$8,088,922	$11,595,398
Property operating expenses	(2,696,149)	(6,590,804)	(9,286,953)
Rental operations, net	810,327	1,498,118	2,308,445
Non operating expense, net	(25,335)	(288,133)	(313,468)
Interest expense	(1,311,550)	(1,746,528)	(3,058,078)
Net loss	$(526,558)	$(536,543)	$(1,063,101)
Company's share of net loss	$(175,906)	$(139,287)	$(315,193)

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
During 2014, 2013, and 2012, the Managing Member earned $532,285 (unaudited), $532,285 (unaudited), and $533,743 in fund management fees and the Special Member earned $133,072 (unaudited), $133,072 (unaudited), and $133,436 in advisory fees, respectively. Fund management fees and advisory fees are reflected in management fees on the statement of operations. As of December 31, 2014, $0 (unaudited), and $0 (unaudited) in fund management and advisory fees were due to the Managing Member and the Special Member, respectively. As of December 31, 2013, $502,122 (unaudited), and $125,530 (unaudited) in fund management and advisory fees were due to the Managing Member and the Special Member, respectively and are reflected in accrued expenses on the accompanying balance sheet.
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

BAY AREA SMART GROWTH FUND II, LLC
(A Delaware Limited Liability Company)
Notes to the Financial Statements
December 31, 2014 (unaudited), 2013 (unaudited), and 2012

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
In addition, the Company paid an affiliate of the Managing Member reimbursements for administrative and accounting services in connection with the annual audits. These reimbursements were $0, $7,500, and $7,500 per year for each of the years ended December 31, 2014 (unaudited), 2013 (unaudited), and 2012 respectively..

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

NOTE 6—SUBSEQUENT EVENTS
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition and disclosure through March 27, 2015, the date at which the financial statements were available to be issued, and determined there are no other items to disclose.

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

/s/KPMG
Dublin, Ireland
March 28, 2014

EGRET LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2014 (unaudited) and 2013

	2014	2013
Assets	(unaudited)
Real Estate:
Land	£—	7,447,500
Buildings and improvements	—	10,110,400
	—	17,557,900
Accumulated depreciation	—	(197,852)
Real estate, net	—	17,360,048

Acquired in-place lease value, net of accumulated amortization of £nil (unaudited) (2013: £1,559,000)	—	5,478,646
Acquired intangible for above-market leases, net of accumulated amortization of £nil (unaudited) (2013: £190,000)	—	746,333
Real estate assets held-for-sale	5,491,368	11,369,628
Cash	1,635,243	3,592,239
Restricted cash	350,363	8,368
Accounts receivable, net of allowance for bad debts of £nil (unaudited) (2013: £214,788)	441,052	723,018
Other assets	41,394	182,194
Total assets	£7,959,420	39,460,474
Liabilities and Shareholders' Equity
Accrued expenses	397,285	298,946
VAT payable	190,657	768,462
Prepaid rent	328,465	1,301,902
Tenant deposits	350,322	355,958
Income tax payable	593,966	700,968
Acquired intangible for below-market leases, net of accumulated amortization of £nil (unaudited) (2013: £75,000)	—	294,777
Other liabilities	122,279	851,147
Total liabilities	1,982,974	4,572,160

Commitments and contingencies (note 9)	—	—
Shareholders' equity	5,976,446	34,888,314
Total liabilities and shareholders' equity	£7,959,420	39,460,474

See accompanying notes to the consolidated financial statements

EGRET LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Consolidated Statements of Operations
For year ended December 31, 2014 (unaudited), 2013 and period from December 13, 2012 (inception) through December 31, 2012 (unaudited)

	2014	2013	2012
Revenues:	(unaudited)		(unaudited)
Rental	£—	2,976,991	—
Operating expense recoveries	—	365,154	—
Other income	—	28,644
Total revenues	—	3,370,789	—
Operating expenses:
Utilities	—	8,242	—
Repairs and maintenance	—	146,129	—
Management fees	—	55,979	—
Asset management fees	—	581,732	—
General and administrative	—	312,507	—
Marketing and promotion	—	20,247	—
Insurance	—	194,573	—
Amortization, in-place leases	—	1,559,000	—
Depreciation	—	197,852	—
Acquisition-related costs	—	3,273,043	—
Total operating expenses	—	6,349,304	—
Net loss from continuing operations before income taxes	—	(2,978,515)	—

Income taxes on continuing operations	—	(6,245)	—

Net loss from continuing operations	—	(2,984,760)	—

Net income from discontinued operations, including realized gain on disposal of real estate of £11,763,831 (unaudited) (2013: £9,146,974)	10,819,432	10,964,892	—

Income taxes on discontinued operations	(349,300)	(694,723)	—

Net income after income taxes	£10,470,132	7,285,409	—
See accompanying notes to the consolidated financial statements

EGRET LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
For year ended December 31, 2014 (unaudited), 2013 and period from December 13, 2012 (inception) through December 31, 2012

	KW Shareholder	VF Shareholder	Total
Balance, December 13, 2012 (inception)	£—	—	—
Issue of ordinary share capital	6,275,002	—	6,275,002
Net income after taxes	—	—	—
Balance, December 31, 2012 (unaudited)	6,275,002	—	6,275,002
Issue of ordinary share capital	6,491,581	51,066,322	57,557,903
Dividends paid	(7,246,000)	(28,984,000)	(36,230,000)
Net income after income taxes	1,457,082	5,828,327	7,285,409
Balance, December 31, 2013	£6,977,665	27,910,649	34,888,314
Dividends paid (unaudited)	(7,876,400)	(31,505,600)	(39,382,000)
Net income after income taxes (unaudited)	2,094,026	8,376,106	10,470,132
Balance, December 31, 2014 (unaudited)	£1,195,291	4,781,155	5,976,446

See accompanying notes to the consolidated financial statements

EGRET LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For year ended December 31, 2014 (unaudited), 2013 and period from December 13, 2012 (inception) through December 31, 2012 (unaudited)

	2014	2013	2012
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	£10,470,132	7,285,409	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	97,967	351,005	—
Amortization of acquired in-place intangible	941,912	2,958,305	—
Adjustment to revenue for above and below market leases	67,789	218,241	—
Bad debt expense	(214,788)	214,788	—
Realized gain on disposal	(11,763,831)	(9,146,974)	—
Changes in operating assets and liabilities
Accounts receivable	496,754	(937,804)	(2)
Other assets	140,800	(182,194)	—
Accrued expenses	(17,115)	298,946	—
VAT payable	(577,805)	768,462	—
Prepaid rent	(973,437)	1,301,902	—
Tenant deposits	(5,636)	355,958	—
Income tax payable	(107,002)	700,968	—
Other liabilities	(728,868)	851,147	—
Net cash provided by (used in) operating activities	(2,173,128)	5,038,159	(2)

Cash flows from investing activities:
Acquisition of real estate	—	(62,750,000)	—
Additions to real estate	—	(1,092,103)	—
Proceeds from disposal of real estate	41,601,176	35,625,000	—
Costs on disposal of real estate	(1,661,049)	(823,352)	—
Increase in restricted cash	(341,995)	(8,368)	—
Deposits in escrow	—	6,275,000	(6,275,000)
Net cash provided by (used in) investing activities	39,598,132	(22,773,823)	(6,275,000)
Cash flows from financing activities:
Issue of ordinary share capital	—	57,557,903	6,275,002
Dividends paid	(39,382,000)	(36,230,000)	—
Net cash provided by (used in) financing activities	(39,382,000)	21,327,903	6,275,002
Net increase (decrease) in cash	(1,956,996)	3,592,239	—
Cash at beginning of period	3,592,239	—	—
Cash at end of period	£1,635,243	3,592,239	—
Supplemental disclosure of cash flow information:
Cash paid for tax	£456,302	—	—

For the year ended December 31, 2014 (unaudited), all cashflows set out above relate to discontinued activities

See accompanying notes to consolidated financial statements

EGRET LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014 (unaudited) and 2013

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
The KW Shareholder subscribed for 12,766,583 shares in the Company, comprising 20% of the issued share capital of the Company, and paid the Company £12,766,581 for those shares. As of December 31, 2013, £2 is due to the Company from the KW Shareholder. The VF Shareholder subscribed for 51,066,322 shares in the Company, comprising 80% of the issued share capital of the Company, and paid the Company £51,066,322 for those shares.
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
December 31, 2014 (unaudited) and 2013

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

(2)	Summary of Significant Accounting Policies

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
December 31, 2014 (unaudited) and 2013

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

(d)	Real Estate Assets Held-for-Sale

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

(e)	Impairment of Long-Lived Assets

Long‑lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with FASB ASC 360‑10, Impairment of Long‑Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset less costs to sell. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held‑for‑sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. There were no impairments recorded for year ended December 31, 2014 (unaudited) and year ended December 31, 2013.

(f)	Cash

Cash includes highly liquid investments purchased with original maturities of three months or less. Periodically throughout the year ended December 31, 2014 (unaudited), cash balances in various bank accounts exceeded the

EGRET LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014 (unaudited) and 2013

insured limits. To date, no losses have been experienced related to such amounts. The Company places cash with quality financial institutions and does not believe there is a significant concentration of credit risk.

(g)	Restricted Cash

Restricted cash includes balances held in a sinking fund, which is set aside for tenant improvements.

(h)	Deposits in Escrow

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

(k)	Discontinued Operations

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

On April 10, 2014, the FASB issued Accounting Standards Update (ASU) 2014-08, which amends the definition of discontinued operations and requires additional disclosures for disposal transactions that do not meet the revised discontinued operations criteria. ASU 2014-08 is required to be adopted for fiscal years beginning after December 15, 2014, with early adoption permitted. Our early adoption of this pronouncement on January 1, 2014 did not have a material impact on the Company’s consolidated financial statements.

(l)	Income Taxes

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

EGRET LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014 (unaudited) and 2013

The Company is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement, which could result in the Company recording a tax liability that would reduce net assets. Based on their analysis, the Company has determined that there are no tax benefits that would have a material impact on the Company’s financial position or results of operations. The tax year 2014 remains open to examination by the taxing jurisdictions to which the Company is subject, being the United Kingdom and Jersey.

(m)	Concentration of Risk

The Company Investment is located throughout the United Kingdom. Adverse conditions in the sector or geographic location would likely result in a material decline in the value of the Company Investment.

(n)	Fair Value Measurements

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

(3)Minimum Future Lease Rentals

As of December 31, 2014, the minimum future cash rents receivable is £nil (unaudited) as all property assets are held for sale.

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

EGRET LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014 (unaudited) and 2013

In-Place Leases	Above-Market Leases	Below-Market Leases
£18,347,000	2,441,000	(964,000)

As of December 31, 2013 the value of the acquired in-place leases, above-market lease, and below-market lease intangibles is amortized on weighted average over 57 months, the remaining term of these leases. For the year ended December 31, 2014 (unaudited) and December 31, 2013, the amortization expense (benefit) related to in-place leases, above-market leases, and below-market leases from continuing operations was as follows:

	In-Place Leases	Above-Market Leases	Below-Market Leases
2014 (unaudited)	£—	—	—
2013	£1,559,000	190,000	75,000

As of December 31, 2014, the future annual amortization expense (benefit) of in-place leases, above-market leases, and below-market leases is £nil (unaudited) as all property assets are held for sale.

(5)Real Estate Assets Held-for-Sale

In accordance with the initial business plan, the Company disposes of real estate assets or holds real estate assets for sale. As of December 31, 2014, the Company held £5,491,368 (unaudited) in real estate assets, which have met all of the “held-for-sale” criteria of FASB ASC Subtopic 360-10, Disposal of Long-Lived Assets.

(6)Discontinued Operations

The Company recognizes operating results from real estate designated as held-for-sale and all gains and losses from real estate sold in discontinued operations in the consolidated statements of operations. Real estate operations and dispositions accounted for as discontinued operations for the year ended December 31, 2014 (unaudited) and 2013, were as follows:

	2014	2013
	(unaudited)
Revenue	£2,481,134	4,630,962
Expenses:
Operating	1,867,914	657,162
General and administrative	517,740	603,424
Depreciation and amortization	1,039,879	1,552,458
Total expenses	3,425,533	2,813,044
Realized gain on disposal of real estate, net of disposition costs of £1,661,049 (unaudited) (2013: £823,353)	11,763,831	9,146,974
Net income from discontinued operations before income taxes	10,819,432	10,964,892
Income taxes	349,300	694,723
Net income from discontinued operations after income taxes	£10,470,132	10,270,169

EGRET LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014 (unaudited) and 2013

(7)Income Taxes

The Company’s taxable income from ordinary activities and its Jersey PropCos taxable income from rental activities in the United Kingdom are subject to the United Kingdom basic income tax rate of 20% as the Company is a non-resident landlord. The Company and its Jersey PropCos are not subject to income tax in Jersey as all income arises in the United Kingdom. For the year ended December 31, 2014, a tax expense attributable to income from continuing operations of £nil (unaudited) (2013: current income tax of £6,245) is included in the accompanying consolidated statement of operations.

Tax Rate Reconciliation

The income tax expense attributable to income from continuing operations was £nil (unaudited) for the year ended December 31, 2014 (2013: £6,245), and differed from the amounts computed by applying the United Kingdom income tax rate of 20% to pretax income from continuing operations as a result of the following:

	2014	2013
	(unaudited)
Computed "expected tax" benefit	£—	(595,703)
Reduction in income resulting from non-taxable income	—	(445,977)
Increase in income taxes resulting from expenses not deductible	—	1,047,925
Total tax expense	£—	6,245

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

During the year ended December 31, 2014, the Asset Manager and the Property Portfolio Manager earned £334,780 (unaudited) (2013: £123,965) and £1,339,120 (unaudited) (2013: £495,862) in management fees, respectively. As of December 31, 2014, £1,691 (unaudited) (2013: £98,261) in management fees were due to the Asset Manager and the Property Portfolio Manager and are reflected in the accrued expenses on the accompanying consolidated balance sheet.

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

(10)Subsequent Events

Subsequent to the year end, the Company disposed of real estate assets for a consideration of £9,500,000 (unaudited), resulting in a gain of £3,406,165 (unaudited).

Management has evaluated all subsequent events occurring after the date of the balance sheet through March 27, 2015, the date the consolidated financial statements were available to be issued, to determine whether any subsequent events

EGRET LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014 (unaudited) and 2013

necessitated adjustment to or disclosure in the consolidated financial statements. Besides the event described above, no other events were identified that necessitated adjustment or disclosure.

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
(signed) KPMG
Dublin, Ireland
March 28, 2014

KWVF PANTHER HOLDCO LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Consolidated Balance Sheet
December 31, 2014 (unaudited) and 2013

	December 31,
	2014	2013
	(unaudited)
Assets
Real Estate:
Land	£23,500,002	27,500,003
Buildings and improvements	123,065,448	133,186,803
	146,565,450	160,686,806
Accumulated depreciation	(4,084,086)	(1,112,381)
Real estate, net	142,481,364	159,574,425

Acquired in-place lease value, net of accumulated amortization of £15,072,898 (unaudited) and £4,729,962	44,674,958	70,062,038
Acquired intangible for above-market leases, net of accumulated amortization of £4,315,479 (unaudited) and £1,332,015	11,685,121	18,368,985
Cash	13,484,974	15,712,755
Restricted cash	2,101,388	2,591,514
Deferred financing fees, net of accumulated amortization of £914,914 (unaudited) and £238,506	2,611,547	3,809,247
Derivative financial instrument	160,749	1,580,134
Accounts receivable, net of allowance for bad debts of £836,214 (unaudited) and £310,478	2,804,604	1,077,058
Other assets	834,960	—
New leasing commissions, net of accumulated amortization of £58,487 (unaudited) and £nil	227,279	—
Total assets	£221,066,944	272,776,156

Liabilities and Shareholders' Equity
Mortgage loan payable	£139,009,000	162,093,750
Accrued expenses	3,503,498	3,986,425
Prepaid rent	4,549,260	5,244,753
VAT payable	2,067,814	2,368,971
Accrued interest	994,275	1,161,336
Income tax payable	1,839,250	558,374
Acquired intangible for below-market leases, net of accumulated amortization of £910,623 (unaudited) and £258,208	3,610,593	4,855,792
Other liabilities	2,636,733	3,054,679
Total liabilities	158,210,423	183,324,080

Commitments and contingencies (note 9)	—	—
Shareholders' equity	62,856,521	89,452,076
Total liabilities and shareholders' equity	£221,066,944	272,776,156
See accompanying notes to consolidated financial statements

KWVF PANTHER HOLDCO LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Consolidated Statement of Operations
For year ended December 31, 2014 (unaudited) and Period from June 14, 2013 (inception) through December 31, 2013

	Year ended December 31,	Period from June 14 (inception) through December 31,
	2014	2013
	(unaudited)
Revenues:
Rental	£24,521,495	8,601,807
Operating expense recoveries	16,767,442	2,359,095
Total revenues	41,288,937	10,960,902
Operating expenses:
Utilities	4,249,042	218,594
Repairs and maintenance	12,790,684	1,393,080
Management fees	1,183,812	595,613
Asset management fees	582,524	74,627
General and administrative	6,130,012	2,058,396
Insurance	243,703	373,184
Amortization, deferred financing fees	809,675	238,506
Amortization, in-place leases	11,827,228	4,729,962
Amortization, lease commissions	58,487	—
Depreciation	3,106,462	1,112,381
Acquisition-related costs	—	13,531,245
Total operating expenses	40,981,629	24,325,588

Operating income and expenses:
Interest income	9,152	3,371
Interest expense	(6,589,615)	(2,304,959)
Gain on disposal of real estate	6,477,861	—
Change in value of derivative financial instrument	(1,419,385)	(269,866)
Net loss before income taxes	(1,214,679)	(15,936,140)
Income taxes	(1,280,876)	(558,374)
Net loss after income taxes	£(2,495,555)	(16,494,514)
See accompanying notes to consolidated financial statements

KWVF PANTHER HOLDCO LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity
For the year ended December 31, 2014 (unaudited) and period from June 14, 2013 (inception) through December 31, 2013

	KW Shareholder	VF Shareholder	Total
Balance, June 14, 2013 (inception)	£—	—	—
Issue of ordinary share capital	33,825,973	75,820,617	109,646,590
Dividends paid	(1,141,450)	(2,558,550)	(3,700,000)
Net loss after income taxes	(5,088,558)	(11,405,956)	(16,494,514)
Balance, December 31, 2013	27,595,965	61,856,111	89,452,076
Dividends paid (unaudited)	(7,434,850)	(16,665,150)	(24,100,000)
Net loss after income taxes (unaudited)	(769,879)	(1,725,676)	(2,495,555)
Balance, December 31, 2014 (unaudited)	£19,391,236	43,465,285	62,856,521

See accompanying notes to consolidated financial statements

KWVF PANTHER HOLDCO LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the year ended December 31, 2014 (unaudited) and period from June 14, 2013 (inception) through December 31, 2013

	2014	2013
	(unaudited)
Cash flows from operating activities:
Net loss	£(2,495,555)	£(16,494,514)
Adjustments to reconcile net loss to net cash provided by operating activities activities:
Depreciation	3,106,462	1,112,381
Amortization of financing fees	809,675	238,506
Amortization of acquired in-place intangible	11,827,228	4,729,962
Adjustment to revenue for above and below market leases	2,661,862	1,073,807
Amortization of lease commissions	58,487	—
Change in value of derivative financial instrument	1,419,385	269,866
Gain on disposal of real estate	(6,477,861)	—
Bad debt expense	525,736	310,478
Changes in assets and liabilities:
New lease commissions	(285,766)	—
Accounts receivable	(2,253,282)	(1,387,536)
Other assets	(834,960)	—
Accrued expenses	(821,806)	3,986,425
Prepaid rent	(695,493)	5,244,753
VAT payable	(301,157)	2,368,971
Income tax payable	1,280,876	558,374
Accrued interest	(167,061)	1,161,336
Other liabilities	(417,946)	3,054,679
Net cash provided by operating activities	6,938,824	6,227,488
Cash flows from investing activities:
Acquisition of real estate	—	(250,000,000)
Additions to real estate	(476,884)	(65,806)
Disposal of real estate	38,004,903	—
Decrease (Increase) in restricted cash	490,126	(2,591,514)
Net cash provided by (used in) investing activities	38,018,145	(252,657,320)
Cash flows from financing activities:
Issue of ordinary share capital	—	109,646,590
Dividends paid	(24,100,000)	(3,700,000)
Payments made for financing fees	—	(4,047,753)
Payment made for derivative financial instrument	—	(1,850,000)
Proceeds from mortgage loan	—	162,500,000
Principal payments on mortgage loan	(23,084,750)	(406,250)
Net cash (used in) provided by financing activities	(47,184,750)	262,142,587
Net (decrease) increase in cash and cash at the end of the period	£(2,227,781)	£15,712,755
Cash at beginning of period	15,712,755	—
Cash at end of year	£13,484,974	15,712,755
Supplemental disclosure of cash flow information:
Cash paid for interest	£6,756,676	£1,143,622
See accompanying notes to consolidated financial statements

KWVF PANTHER HOLDCO LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014 (unaudited) and 2013

(1)	Organization
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
During 2014 the Strand, Bootle and the Gates, Durham were sold for a profit of £6,477,861 (unaudited).
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
December 31, 2014 (unaudited) and 2013

Profit and loss for each fiscal period shall generally be allocated among the shareholders in a manner to cause their capital account balances to equal the amounts of distributions that would be made if the Company were dissolved assuming its assets sold for their respective carrying values and its liabilities satisfied in accordance with their terms.

(2)	Summary of Significant Accounting Policies

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
December 31, 2014 (unaudited) and 2013

The purchase price of acquired properties is allocated to land, buildings and intangible lease values based on their respective fair value in accordance with Accounting Standards Codification (ASC) Subtopic 805-10, Business Combinations. Acquisition-related costs are expensed as incurred.

(d)	Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Financial Accounting Standards Board (FASB) ASC 360‑10, Impairment of Long‑Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset less costs to sell. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held‑for‑sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. For the year ended December 31, 2014 (unaudited) and the period from June 14, 2013 (inception) through December 31, 2013, there were no impairments recorded.

(e)	Cash
Cash includes highly liquid investments purchased with original maturities of three months or less. Periodically throughout December 31, 2014, cash balances in various bank accounts exceeded the insured limits. To date, no losses have been experienced related to such amounts. The Company places cash with quality financial institutions and does not believe there is a significant concentration of credit risk.

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
The Company is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than

KWVF PANTHER HOLDCO LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014 (unaudited) and 2013

50% likely of being realized upon settlement, which could result in the Company recording a tax liability that would reduce net assets. Based on their analysis, the Company has determined that there are no tax benefits that would have a material impact on the Company’s financial position or results of operations. The tax years 2013and 2014 remain open to examination by the taxing jurisdictions, to which the Company is subject, being the United Kingdom and Jersey.

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

(3)	Fair Value Measurements
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
The fair value of the derivative financial instrument held as of December 31, 2014 was £160,749 (unaudited) (2013:£1,580,134) . The interest rate cap contract does not qualify as designated hedging instrument under ASC Topic 815, Derivatives and Hedging, and accordingly, the Company recognized a loss of £1,419,385 (unaudited) (2013:£269,866) on this contract.

KWVF PANTHER HOLDCO LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014 (unaudited) and 2013

(4)	Minimum Future Lease Rentals
As of December 31, 2014 (unaudited), the minimum future cash rents receivable under non-cancellable operating leases for each of the next five years and thereafter are as follows:

2015	£17,905,683
2016	16,001,094
2017	13,423,042
2018	10,193,746
2019	8,213,614
Thereafter	62,670,574
£128,407,753

(5)	In-Place Lease Valuation
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

In-Place Leases	Above-Market Leases	Below-Market Leases
£74,792,000	19,701,000	(5,114,000)
The value of the acquired in-place leases, above-market lease and below-market lease intangibles is amortized on weighted average over 74 months, the remaining term of these leases. For the period from June 14, 2013 (inception) to December 31, 2013 and the year ended December 31, 2014 (unaudited), the amortization expense (benefit) related to in-place leases, above- market leases, and below-market leases was as follows:

	In-Place Leases	Above-Market Leases	Below-Market Leases
£2013	4,729,962	1,332,015	(258,208)
£2014 (unaudited)	11,827,228	3,362,042	(700,180)
As of December 31, 2014 (unaudited), the annual amortization expense (benefit) of in-place leases, above-market leases, and below-market leases for each of the next five years and thereafter are as follows:

	In-Place Leases	Above-Market Leases	Below-Market Leases
2015	£11,454,552	3,402,132	(663,024)
2016	10,744,992	3,152,532	(620,064)
2017	5,445,900	1,311,780	(432,696)
2018	4,307,580	1,034,220	(395,496)
2019	4,307,580	1,034,220	(395,496)
Thereafter	8,414,354	1,750,237	(1,103,817)
	£44,674,958	11,685,121	(3,610,593)

KWVF PANTHER HOLDCO LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014 (unaudited) and 2013

(6)	Mortgage Loan Payable (unaudited)
On August 29, 2013 (as amended on 31 January 2014), the Jersey PropCos obtained a mortgage loan from Bank of America Securities Limited collateralized by the Company’s Investment with a principal of £162,500,000, which is split in two tranches: Tranche A of £60,500,000 and Tranche B of £102,000,000. As of December 31, 2014, the outstanding balance of the mortgage was £139,009,000 and it bears interest of LIBOR plus a spread of 4.1714% for Tranche A and 3.5% (unaudited) for Tranche B, which equates to a blended spread of 3.75% (4.72% for Tranche A and 4.05% for Tranche B, at December 31, 2014). The mortgage matures on August 31, 2018 and requires principal and interest payments on every January 31, April 30, July 31, and October 31 in every year through maturity with the first payment paid on October 31, 2013. Future principal repayments on this loan are as follows:

2015	£1,427,500
2016	1,427,500
2017	1,427,500
2018	134,726,500
£139,009,000

(7)	Income Taxes
The Company’s taxable income from ordinary activities and its Jersey PropCos taxable income from rental activities in the United Kingdom are subject to the United Kingdom basic income tax rate of 20% as the Company is a non-resident landlord. The Company and its Jersey PropCos are not subject to income tax in Jersey as all income arises in the United Kingdom. For the year ended December 31, 2014, a tax expense attributable to income of £1,280,876 (unaudited) (2013: £558,374) is included in the accompanying consolidated statement of operations.
Income tax expense attributable to income from continuing operations consists of:

		Current	Deferred	Total
Income taxes arising in a foreign jurisdiction	2013	£558,374	—	558,374
	2014 (unaudited)	£1,280,876	—	1,280,876

Tax Rate Reconciliation
The income tax expense attributable to income from continuing operations was £1,280,876 (unaudited) for the year ended December 31, 2014 (2013:£558,374), and differed from the amounts computed by applying the United Kingdom income tax rate of 20% (unaudited) to pretax income from continuing operations as a result of the following:

	2014	2013
	(unaudited)
Computed "expected tax" benefit	£(242,937)	(3,187,228)
Reduction in income taxes resulting from non-taxable income	(1,295,572)	—
Increase in income taxes resulting from expenses not deductible	2,819,385	3,745,602
Total tax expense	£1,280,876	558,374

KWVF PANTHER HOLDCO LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014 (unaudited) and 2013

(8)	Transactions with Affiliates
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
During the year, the Asset Manager and the Property Portfolio Manager earned £446,337 (unaudited) (2013: £14,925) and £116,187 (unaudited) (2013: £59,702) in management fees, respectively. As of December 31, 2014, £nil (unaudited) (2013: £74,627) in management fees were due to the Asset Manager and the Property Portfolio Manager and are reflected in the accrued expenses on the accompanying consolidated balance sheet.

(9)	Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Currently, the Company does not have any material commitments or contingencies.

(10)	Subsequent Events
Management has evaluated all subsequent events occurring after the date of the balance sheet through March 27, 2015, the date the consolidated financial statements were available to be issued, to determine whether any subsequent events necessitated adjustment to or disclosure in the consolidated financial statements. No other events were identified that necessitated adjustment or disclosure.

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
The accompanying balance sheet of WH Valle Di Oro 79, LLC as of December 31, 2014 and the related statements of operations, members' capital, and cash flows for the year ended December 31, 2014 and the period from June 8, 2012 (inception) through December 31, 2012, were not audited by us, and accordingly, we do not express an opinion on them.

/s/ KPMG LLP

Los Angeles, California
March 31, 2014

WH VALLE DI ORO 79, LLC
(A California Limited Liability Company)
Balance Sheets

	December 31,
	2014	2013
	(Unaudited)
Assets
Cash	$1,646,391	$1,222,689
Sales receivable	—	34,686
Real estate development	344,206	6,837,526
Total assets	$1,990,597	$8,094,901

Liabilities and members' capital
Liabilities
Accounts payable	$47,490	$602,057
Accrued cost to complete	139,225	296,486
Due to affiliate	955,760	1,202,510
Construction loan	—	1,172,790
Total liabilities	1,142,475	3,273,843
Members' capital
Members' capital	848,122	4,821,058
Total liabilities and members' capital	$1,990,597	$8,094,901
See accompanying notes to the financial statements.

WH VALLE DI ORO 79, LLC
(A California Limited Liability Company)
Statements of Operations

	Year ended December 31,	Year ended December 31,	Period from June 8 (inception) through December 31,
	2014	2013	2012
Revenue	(Unaudited)		(Unaudited)
Real estate sales	$23,266,830	$12,291,142	$—
Cost of sales of real estate	(19,780,192)	(9,365,386)	—
Gross profit from real estate sales	$3,486,638	$2,925,756	$—
Operating Expenses
General and administrative	$171,342	$2,352	$869
Total operating expenses	171,342	2,352	869
Net Income (loss)	$3,315,296	$2,923,404	$(869)

See accompanying notes to the financial statements.

WH VALLE DI ORO 79, LLC
(A California Limited Liability Company)
Statements of Members' Capital

Members' capital at June 8, 2012 (inception) (unaudited)	$—
Contributions (unaudited)	4,121,916
Net loss (unaudited)	(869)
Members' capital at December 31, 2012 (unaudited)	4,121,047
Contributions	978,087
Distributions	(3,201,480)
Net income	2,923,404
Members' capital at December 31, 2013	4,821,058
Contributions (unaudited)	455,556
Distributions (unaudited)	(7,743,788)
Net income (unaudited)	3,315,296
Members' capital at December 31, 2014 (unaudited)	$848,122

See accompanying notes to the financial statements.

WH VALLE DI ORO 79, LLC
(A California Limited Liability Company)
Statements of Cash Flows

	Year ended December 31,	Year ended December 31,	Period from June 8 (inception) through December 31,
	2014	2013	2012
Cash flows from operating activities:	(unaudited)		(unaudited)
Net income (loss)	$3,315,296	$2,923,404	$(869)
Change in assets and liabilities:
Sales receivable	34,686	(34,686)	—
Real estate development	5,692,003	(961,570)	(4,071,389)
Accrued cost to complete	(157,261)	296,486	—
Net cash provided by (used in) operating activities	8,884,724	2,223,634	(4,072,258)
Cash flow from financing activities:
Contributions from members	455,556	978,087	4,121,916
Distributions to members	(7,743,788)	(3,201,480)	—
Draws on construction loan	9,015,158	9,389,187	—
Repayment of construction loan	(10,187,948)	(8,216,397)	—
Net cash flow (used in) provided by financing activities	(8,461,022)	(1,050,603)	4,121,916
Net change in cash	423,702	1,173,031	49,658
Cash at beginning of period	1,222,689	49,658	—
Cash at end of period	$1,646,391	$1,222,689	$49,658

Supplemental disclosure of cash flow information:
Cash paid for interest	$80,318	$102,696	$—

Supplemental disclosure of noncash activity:
Change in accruals for real estate development costs -
Accounts payable	$(554,568)	$521,635	$80,422
Due to affiliate	(246,750)	1,202,510	—

See accompanying notes to the financial statements.

WH VALLE DI ORO 79, LLC
(A California Limited Liability Company)
Notes to Financial Statements
December 31, 2014 (unaudited), 2013 and 2012 (Unaudited)

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
(iv) Fourth, 40% to KW and 60% to Williams.
During the year ended December 31, 2014, 2013 and 2012, total combined preferred returns earned by KW and Williams totaled $151,927 (unaudited), $627,103, and $207,877 (unaudited), respectively. As of December 31, 2014, 2013 and 2012, KW had net unreturned contributions of $0 (unaudited), $1,629,027, and $3,566,361 (unaudited), respectively.

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
Notes to Financial Statements
December 31, 2014 (unaudited), 2013 and 2012 (Unaudited)

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
Management evaluates its real estate project for impairment when indicators of impairment are present. An impairment loss is recorded if the undiscounted cash flows estimated to be generated by the real estate development are less than the carrying amount. The amount of the loss is calculated as the difference between the carrying amount and the fair value of the real estate development. As of December 31, 2014 (unaudited) and 2013, there were no impairments recorded by the Company.
After the sale of each home, there may be certain costs incurred specific to each lot and are reflected in accrued cost to complete on the accompanying balance sheet. As of December 31, 2014 and 2013, total accrued cost to complete was $139,225 (unaudited) and $296,486, respectively.

NOTE 4—CONSTRUCTION LOAN
On March 26, 2013, the Company obtained a construction loan from a third-party financial institution. The loan bears interest at a variable rate of PRIME plus 0.50%, and also contains an interest rate floor of 5.5%. In conjunction with the sale of each home, the Company uses sales proceeds to make principal payments based on an agreed upon amount by the Company and the lender, determined by the type of home sold. The loan matures on March 1, 2016 with the full principal balance and any accrued interest due at maturity. The outstanding principal due for the construction loan totaled $1,172,790 as of December 31, 2013, and was fully paid off as of December 31, 2014 (unaudited). Interest costs were capitalized in accordance with Financial Accounting Standards Boards (FASB) Accounting Standards Codification (ASC) 835-20, Capitalization of Interest.

NOTE 5—TRANSACTIONS WITH AFFILIATES

Affiliates are eligible to earn asset management fees, sales commissions fees, and warranty fees. Fees earned by affiliates were as follows for the years ended December 31, 2014 and 2013 and were capitalized to real estate development.

WH VALLE DI ORO 79, LLC
(A California Limited Liability Company)
Notes to Financial Statements
December 31, 2014 (unaudited), 2013 and 2012 (Unaudited)

	December 31,
	2014	2013
	(unaudited)
Asset Management fees	$783,554	$542,470
Sales Commissions	296,440	151,239
Warranty fees	174,435	90,744
	$1,254,429	$784,453

No fees were earned in 2012. In addition, certain costs were paid for by affiliates on behalf of the Company. As of December 31, 2014 and 2013, these amounts totaled $8,871,085 (unaudited) and $1,202,510 respectively, and the amounts outstanding are reflected in due to affiliate on the accompanying balance sheet.

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
NOTE 7—SUBSEQUENT EVENTS
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition and disclosure through March 27, 2015, the date at which the financial statements were available to be issued, and determined there are no other items to disclose.

Independent Auditors' Report
The Members
KW Stadium Gateway Partners, LLC:
We have audited the accompanying consolidated financial statements of KW Stadium Gateway Partners, LLC and subsidiary, which comprise the consolidated balance sheets as of December 31, 2013, and the related consolidated statements of operations, members' capital, and cash flows for the year ended December 31, 2013 and for the period from April 9, 2012 (inception) through December 31, 2012, and the related notes to the consolidated financial statements.
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
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KW Stadium Gateway Partners, LLC and subsidiary as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013 and the period from April 9, 2012 (inception) through December 31, 2012, in accordance with U.S. generally accepted accounting principles.
The accompanying consolidated balance sheet of KW Stadium Gateway Partners, LLC and subsidiary as of December 31, 2014, and the related consolidated statement of operations, members' capital, and cash flows for the year then ended were not audited by us and accordingly, we do not express an opinion on them.

/s/ KPMG LLP

Los Angeles, California
March 31, 2014

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

	December 31,
	2014	2013
Assets	(unaudited)
Real estate:
Land	$13,021,688	$13,021,688
Buildings and improvements	36,695,637	36,636,072
Total	49,717,325	49,657,760
Accumulated depreciation	(2,959,647)	(1,576,626)
Real estate, net	46,757,678	48,081,134
Cash	846,450	661,897
Debt service escrows and deposits	2,587,589	2,069,953
Deferred leasing costs, net of accumulated amortization of $369,540 (unaudited) and $143,518 at December 31, 2014 and 2013	1,097,565	1,292,607
Deferred financing fees, net of accumulated amortization of $222,595 (unaudited) and $132,048 at December 31, 2014 and 2013	98,094	188,641
Acquired in-place lease value, net of accumulated amortization of $8,739,955 (unaudited) and $5,184,719 at December 31, 2014 and 2013	1,333,045	4,888,281
Acquired intangible for above market leases, net of accumulated amortization of $1,587,476 (unaudited) and $941,723 at December 31, 2014 and 2013	242,524	888,277
Deferred rent	2,014,971	988,406
Tenant receivables	52,947	34,387
Prepaid expenses	108,262	100,790
Total assets	$55,139,125	$59,194,373
Liabilities and members' capital
Liabilities
Mortgage loan payable	$52,387,698	$52,702,524
Prepaid rent	312,984	288,171
Tenant deposits	82,210	99,157
Accounts payable and accrued expenses	350,053	375,231
Acquired intangible for below market leases, net of accumulated amortization of $516,078 (unaudited) and $306,148 at December 31, 2014 and 2013	78,922	288,852
Total liabilities	53,211,867	53,753,935
Members' capital	1,927,258	5,440,438
Total liabilities and members' capital	$55,139,125	$59,194,373
See accompanying notes to consolidated financial statements.

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Operations

	Year ended December 31,	Year ended December 31,	Period from April 9, (inception) through December 31,
	2014	2013	2012
Revenue	(unaudited)
Rental income	$6,884,708	$5,991,300	$2,799,028
Operating expense recoveries	616,227	484,453	175,471
Other	13,071	15,479	3,620
Total revenue	7,514,006	6,491,232	2,978,119
Operating Expenses
Property taxes	679,752	632,790	310,675
Utilities	820,748	775,626	324,553
Repairs and maintenance	808,771	765,183	353,887
Salaries and wages	314,261	288,066	110,982
Management fees	206,812	168,604	104,101
General and administrative	78,102	51,874	51,938
Insurance	167,771	161,093	68,567
Depreciation	1,383,021	1,193,835	382,791
Amortization	3,781,258	3,696,779	1,631,458
Interest expense	2,757,690	2,773,004	1,334,417
Acquisition-related costs	—	—	123,690
Total operating expenses	10,998,186	10,506,854	4,797,059
Net loss	$(3,484,180)	$(4,015,622)	$(1,818,940)
See accompanying notes to consolidated financial statements.

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Members' Capital

Members' capital, April 9, 2012 (inception)	$—
Capital contributions	7,400,000
Net loss	(1,818,940)
Members' capital at December 31, 2012	5,581,060
Capital contributions	3,875,000
Net loss	(4,015,622)
Members' capital at December 31, 2013	5,440,438
Capital contributions (unaudited)	171,000
Capital distributions (unaudited)	(200,000)
Net loss (unaudited)	(3,484,180)
Members' capital at December 31, 2014 (unaudited)	$1,927,258
See accompanying notes to consolidated financial statements.

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Cash Flows

	Year ended December 31,	Year ended December 31,	Period from April 9, (inception) through December 31,
	2014	2013	2012
Cash flows from operating activities:	(unaudited)
Net loss	$(3,484,180)	$(4,015,622)	$(1,818,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,383,021	1,193,835	382,791
Amortization	3,781,258	3,696,779	1,631,458
Amortization of deferred financing costs	90,547	90,547	41,501
Amortization of fair value adjustment to mortgage	(314,826)	(299,512)	(120,456)
Adjustment to revenue for above and below market leases	435,823	435,823	199,752
Change in assets and liabilities:
Deferred rent	(1,026,565)	(853,767)	(134,639)
Utility deposits	—	107,470	(107,470)
Tenant receivables	(18,560)	(29,474)	(4,913)
Prepaid expenses	(7,472)	(8,906)	(91,884)
Prepaid rent	24,813	(142,394)	430,565
Tenant deposits	(16,947)	—	99,157
Accounts payable and accrued expenses	(25,178)	(41,204)	416,435
Net cash provided by operating activities	821,734	133,575	923,357
Cash flows from investing activities:
Acquisition of real estate	—	—	(4,000,000)
Additions to real estate	(59,565)	(3,347,074)	(496,194)
Deferred leasing costs	(30,980)	(1,364,236)	(71,889)
Change in debt service escrows and deposits	(517,636)	767,122	(2,837,075)
Net cash flow used in investing activities	(608,181)	(3,944,188)	(7,405,158)
Cash flow from financing activities:
Contributions from members	171,000	3,875,000	7,400,000
Distributions from members	(200,000)	—	—
Payments made for financing costs	—	—	(320,689)
Net cash flow (used in) provided by financing activities	(29,000)	3,875,000	7,079,311
Net increase in cash	184,553	64,387	597,510
Cash at beginning of period	661,897	597,510	—
Cash at end of period	$846,450	$661,897	$597,510

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,981,969	$2,981,969	$1,160,109

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Cash Flows (continued)

	Year ended December 31,	Year ended December 31,	Period from April 9, (inception) through December 31,
	2014	2013	2012
Supplemental disclosure of noncash investing activities:	(unaudited)
Acquisition of real estate (note 3)
Land	$—	$—	$13,019,788
Building	—	—	32,794,704
In-place lease value	—	—	10,073,000
Above market leases	—	—	1,830,000
Below market leases	—	—	(595,000)
Mortgage loan payable assumed	—	—	(53,122,492)
	$—	$—	$4,000,000

See accompanying notes to consolidated financial statements.

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2014 (unaudited), 2013 and 2012

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
Initial capital contributions to acquire the Property were $3,450,000 from KW Fund IV - Stadium Gateway, LLC and $3,450,000 from K-W Properties, for a total initial investment of $6,900,000. KW Fund IV-Stadium Gateway, LLC and K-W Properties have made additional capital contributions totaling $4,546,000 (unaudited) from inception through December 31, 2014. Additionally, KW Fund IV-Stadium Gateway, LLC and K-W Properties have received capital distributions totaling $200,000 (unaudited) from inception through December 31, 2014.
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

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2014 (unaudited), 2013 and 2012

IMPAIRMENT OF LONG-LIVED ASSETS—In accordance with accounting guidance for long-lived assets, the Property is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, the Company will evaluate the Property by comparing the carrying amount of the Property to the estimated future undiscounted cash flows of the Property. If impairment exists, an impairment loss will be recognized based on the amount by which the carrying amount exceeds the fair value of the asset or asset group. For the year ended December 31, 2014 (unaudited) and 2013, there were no impairments recorded.
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
Other than the accounting treatment for the assets and liabilities acquired upon acquisition of the Property, as described in notes 3 and 4, the Company has no assets or liabilities measured at fair value on a recurring or nonrecurring basis in the financial statements as of December 31, 2014 (unaudited) and 2013.

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

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2014 (unaudited), 2013 and 2012

NOTE 4—MORTGAGES PAYABLE
Upon acquisition of the Property, the Company assumed a mortgage loan payable to a third-party financial institution, which is secured by the Property. The outstanding principal due for the mortgage totaled $52,000,000 as of December 31, 2014 (unaudited) and 2013. The mortgage bears a fixed interest rate of 5.66%, matures on February 1, 2016 and requires monthly interest payments through maturity. Aggregate principal payments of $52,000,000 under the mortgage payable are due in 2016.
The Company recorded the mortgage at $53,122,492 upon assumption, representing the fair value of the obligation at that time. The fair value was estimated based on the quoted market prices for the same or similar issues for debt of the same remaining maturities as well as the credit quality of the Company. Although the Company has determined that the majority of the inputs used to value the mortgage fall within Level 2 of the fair value hierarchy, the assessment of the Company's credit quality associated with the valuation utilized Level 3 inputs. However, the Company assessed the significance of the impact of the Level 3 inputs on the overall valuation of the liability and determined that it is not significant to the overall valuation of the mortgage. As a result, the Company has determined that its mortgage loan valuation in its entirety be classified in Level 2 of the fair value hierarchy, as defined in note 2. The fair value amount does not necessarily represent the amount that would be required to satisfy the debt obligation. The fair value of the debt as of December 31, 2014 and 2013 was $52,607,166 (unaudited) and $53,067,027, respectively.
The difference between the carrying value of the debt and the fair value upon assumption is being amortized through maturity. The carrying value of the liability as of December 31, 2014 (unaudited) and 2013 is $52,000,000.

NOTE 5 - TENANT CONCENTRATIONS
The top three tenants accounted for approximately $1,981,343 (unaudited), $1,639,982 (unaudited) and $734,568 (unaudited), or 27.1% (unaudited), 22.4%, (unaudited) and 10.0% (unaudited), respectively, of the Company's rental income for the year ended December 31, 2014. No other tenant comprised more than 10% of the Company's combined rental income for the year ended December 31, 2014 (unaudited).
The top three tenants accounted for approximately $1,639,982, $1,168,181 and $734,568, or 25.5%, 18.2%, and 11.4%, respectively, of the Company's rental income for the year ended December 31, 2013. No other tenant comprised more than 10% of the Company's combined rental income for the year ended December 31, 2013.

NOTE 6—MINIMUM FUTURE LEASE RENTALS
As of December 31, 2014 (unaudited), the minimum future cash rents receivable under non-cancellable operating leases in each of the next five years and thereafter are as follows:

2015	$6,517,500
2016	6,058,819
2017	5,306,657
2018	4,705,977
2019	3,294,304
Thereafter	1,581,053
$27,464,310
NOTE 7—INTANGIBLE ASSETS
The value of the acquired in-place leases, above-market lease asset, and below-market lease liability was $10,073,000, $1,830,000, and $595,000, respectively, at the date of acquisition.

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2014 (unaudited), 2013 and 2012

The value of the net acquired in-place leases is amortized over 34 months, consistent with the remaining weighted-average term of the in-place leases. The amortization expense related to in-place leases was $3,555,236 (unaudited), $3,555,236, and $1,629,483 for the year ended December 31, 2014, 2013, and 2012, respectively. Additionally, $435,823 (unaudited), $435,823, and $199,752 in net amortization expense associated with the above-market lease asset and the below-market lease liability are recorded as a component of rental revenues in the consolidated statement of operations for the year ended December 31, 2014, 2013, and 2012, respectively.
As of December 31, 2014 (unaudited), the annual amortization expense of in place-leases, above-market leases and below-market leases for each of the next five years and thereafter are as follows:

	IPLV	Above Market Leases	Below Market Leases
2015	1,333,045	242,524	(78,922)
2016	—	—	—
2017	—	—	—
2018	—	—	—
2019	—	—	—
Thereafter	—	—	—
	$1,333,045	$242,524	$(78,922)
NOTE 8—TRANSACTIONS WITH THE AFFILIATES
Affiliates receive leasing commissions, a management fee, a construction management fee, reimbursements for certain billed management and administrative related costs.
Fees earned and reimbursements received by Kennedy-Wilson Holdings, Inc. and its affiliates were as follows:

	Year Ended December 31,
	2014	2013
	(unaudited)
Management fees	206,812	$168,604
Accounting fees	12,000	12,000
Leasing salary reimbursement	11,822	—
Leasing commissions	—	67,201
Construction management	997	126,665
	$231,631	$374,470
As of December 31, 2014, and 2013, the outstanding balance due to affiliates was $875 (unaudited) and $0, respectively, and presented as accounts payable and accrued expenses in the consolidated balance sheet.
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
NOTE 10—SUBSEQUENT EVENTS
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition and disclosure through March 27, 2015, the date at which the financial statements were available to be issued, and determined there are no other items to disclose.

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2014 (unaudited), 2013 and 2012

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
The accompanying balance sheet of KW Marina View LLC, as of December 31, 2014 and the related statements of operations, members' capital and cash flows for the year ended December 31, 2014 and the period from October 17, 2012 (inception) through December 31, 2012, were not audited by us, and accordingly, we do not express an opinion on them.

/s/ KPMG LLP

Los Angeles, California
March 31, 2014

KW MARINA VIEW, LLC
(A Delaware Limited Liability Company)
Balance Sheets

	December 31,
	2014	2013
	(Unaudited)
Assets
Real estate:
Land	$3,838,000	$3,838,000
Buildings and improvements	21,914,423	19,214,351
Total	25,752,423	23,052,351
Accumulated depreciation	(881,489)	(438,992)
Real estate, net	24,870,934	22,613,359
Cash	330,252	27,776
Tax and insurance escrow	108,379	48,609
Capital escrow deposits	534,899	518,752
Deferred leasing costs, net of accumulated amortization $12,295 (unaudited) in 2014 and $4,031 in 2013	35,245	23,968
Deferred financing fees, net of accumulated amortization $134,603 (unaudited) in 2014 and $67,843 in 2013	50,099	116,859
Acquired in place lease value, net of accumulated amortization $784,000 (unaudited) in 2014 and $409,036 in 2013	—	374,964
Acquired intangible for above market leases, net of accumulated amortization $16,000 (unaudited) in 2014 and $8,352 in 2013	—	7,648
Deferred rent	46,924	46,567
Utility deposits	13,350	13,350
Tenant receivables, net of bad debt allowance	69,024	19,755
Prepaid expenses	25,149	26,954
Total assets	$26,084,255	$23,838,561
Liabilities and members' capital
Liabilities
Mortgage loan payable	$13,511,480	$13,712,232
Prepaid rent	5,391	4,422
Tenant deposits	73,423	67,176
Accounts payable and accrued expenses	67,427	175,471
Acquired intangible for below market leases, net of accumulated amortization $52,018 (unaudited) in 2014 and $27,124 in 2013	—	24,876
Total liabilities	13,657,721	13,984,177
Members' capital	12,426,534	9,854,384
Total liabilities and members' capital	$26,084,255	$23,838,561
See accompanying notes to financial statements.

KW MARINA VIEW, LLC
(A Delaware Limited Liability Company)
Statement of Operations

	Year ended December 31,	Year ended December 31,	Period from October 17, (inception) through December 31,
	2014	2013	2012
	(Unaudited)		(Unaudited)
Revenue
Rental income	$611,552	$609,323	$9,378
Operating expense recoveries	297,193	217,425	—
Other	2,407	5,966	33
Total revenue	911,152	832,714	9,411
Operating Expenses
Property taxes	269,195	273,681	2,077
Utilities	152,094	101,496	—
Repairs and maintenance	370,514	292,646	—
Salaries and wages	16,751	20,045	—
Management fees	30,000	30,000	187
General and administrative	106,360	23,855	2,597
Insurance	55,581	66,118	861
Bad debt	29,624	—	—
Depreciation	442,497	432,331	6,661
Amortization	383,228	413,075	—
Interest expense	889,158	903,208	23,732
Acquisition-related costs	—	3,475	59,947
Total operating expenses	2,745,002	2,559,930	96,062
Net loss	$(1,833,850)	$(1,727,216)	$(86,651)
See accompanying notes to financial statements.

KW MARINA VIEW, LLC
(A Delaware Limited Liability Company)
Statement of Members' Capital

Members' capital, October 17, 2012 (inception)	$—
Capital contributions (unaudited)	10,500,000
Net loss (unaudited)	(86,651)
Members' capital at December 31, 2012 (unaudited)	10,413,349
Capital contributions	1,168,251
Net loss	(1,727,216)
Members' capital at December 31, 2013	9,854,384
Capital contributions (unaudited)	4,406,000
Net loss (unaudited)	(1,833,850)
Members' capital at December 31, 2014 (unaudited)	$12,426,534
See accompanying notes to financial statements.

KW MARINA VIEW, LLC
(A Delaware Limited Liability Company)
Statement of Cash Flows

	Year ended December 31,	Year ended December 31,	Period from October 17, (inception) through December 31,
	2014	2013	2012
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net loss	(1,833,850)	$(1,727,216)	$(86,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	442,497	432,331	6,661
Amortization	383,228	413,075	—
Amortization of deferred financing costs	66,760	66,760	1,083
Amortization of fair value adjustment to mortgage	58,431	58,431	9,738
Bad debt	29,624	—	—
Adjustment to revenue for above and below market leases	(17,228)	(18,772)	—
Change in assets and liabilities:
Tax and insurance escrow	(59,770)	(1,789)	(46,820)
Deferred rent	(357)	(46,567)	—
Utility deposits	—	(13,350)	—
Tenant receivables	(78,893)	(19,755)	—
Prepaid expenses	1,805	(5,281)	(21,673)
Prepaid rent	969	4,422	—
Tenant deposits	6,247	2,660	64,516
Accounts payable and accrued expenses	(129,147)	89,144	15,188
Net cash used in operating activities	(1,129,684)	(765,907)	(57,958)
Cash flows from investing activities:
Acquisition of real estate	—	—	(7,563,812)
Additions to real estate	(2,678,969)	(2,276,213)	—
Deferred leasing costs	(19,541)	(27,999)	—
Change in capital escrow deposits	(16,147)	(13,764)	(504,988)
Net cash flow used in investing activities	(2,714,657)	(2,317,976)	(8,068,800)
Cash flow from financing activities:
Contributions from members	4,406,000	1,168,251	10,500,000
Principal payments on mortgage payable	(259,183)	(245,132)	—
Payments made for financing costs		—	(184,702)
Net cash flow provided by financing activities	4,146,817	923,119	10,315,298
Net change in cash	302,476	(2,160,764)	2,188,540
Cash at beginning of period	27,776	2,188,540	—
Cash at end of period	$330,252	$27,776	$2,188,540

Supplemental disclosure of cash flow information:
Cash paid for interest	$763,967	$778,017	$12,911
Supplemental disclosure of noncash activity:
Accrued capital expenditures	$21,103	$71,131	$—

KW MARINA VIEW, LLC
(A Delaware Limited Liability Company)
Statement of Cash Flows

	Year ended December 31,	Year ended December 31,	Period from October 17, (inception) through December 31,
	2014	2013	2012
Supplemental disclosure of noncash investing activities:	(Unaudited)		(Unaudited)
Acquisition of real estate (note 3)
Land	$—	$—	$3,838,000
Building	—	—	16,867,007
In-place lease value	—	—	784,000
Above market leases	—	—	16,000
Below market leases	—	—	(52,000)
Mortgage loan payable assumed	—	—	(13,889,195)
	$—	$—	$7,563,812

See accompanying notes to financial statements.

KW MARINA VIEW, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2014 (unaudited), 2013, and 2012 (Unaudited)

NOTE 1—ORGANIZATION
KW Marina View, LLC (the Company), a Delaware limited liability company, is 50% owned by KW Fund IV - Marina View, LLC (wholly owned by Kennedy Wilson Real Estate Fund IV, LP) and 50% owned by K-W Properties (wholly owned by Kennedy-Wilson, Inc.). The Company was formed upon the filing of the Articles of Formation with the Delaware Secretary of State on October 17, 2012. The term of the Company extends until the date that the Company is terminated pursuant to the terms defined in the Company's operating agreement.
The Company was organized to invest in and fully own the property known as Marina View (the Property). The Property was acquired on December 26, 2012. The Property consists of an office building totaling approximately 61,000 rentable square feet, and a retail building totaling approximately 15,000 rentable square feet, both located in Marina Del Rey, California. At the time of acquisition, the retail building was fully occupied and the office building was vacant. The office building is under renovation and leasing commenced upon the completion of the renovation in 2014. As of December 31, 2014, the retail building was fully occupied.
Initial capital contributions to acquire the Property were $5,250,000 from KW Fund IV - Marina View, LLC and $5,250,000 from K-W Properties, for a total initial investment of $10,500,000. Subsequent to the initial capital contributions, KW Fund IV - Marina View, LLC and K-W Properties have made additional capital contributions totaling $5,574,251 (unaudited) from inception through December 31, 2014. Subsequent to December 31, 2014, KW Fund IV - Marina View, LLC and K-W Properties have made additional capital contributions totaling $642,000 (unaudited).
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

KW MARINA VIEW, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2014 (unaudited), 2013, and 2012 (Unaudited)

IMPAIRMENT OF LONG-LIVED ASSETS—In accordance with accounting guidance for long-lived assets, the Property is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, the Company will evaluate the Property by comparing the carrying amount of the Property to the estimated future undiscounted cash flows of the Property. If impairment exists, an impairment loss will be recognized based on the amount by which the carrying amount exceeds the fair value of the asset or asset group. For the year ended December 31, 2014 (unaudited) and the period ended December 31, 2013, there were no impairments recorded.
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
Other than the accounting treatment for the assets and liabilities acquired upon acquisition of the Property, as described in notes 3 and 4, the Company has no assets or liabilities measured at fair value on a recurring or nonrecurring basis in the financial statements as of December 31, 2014 (unaudited) and 2013.

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

KW MARINA VIEW, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2014 (unaudited), 2013, and 2012 (Unaudited)

NOTE 4—MORTGAGE PAYABLE
Upon acquisition of the Property, the Company assumed a mortgage loan payable to a third-party financial institution, which is secured by the Property. The mortgage bears a fixed interest rate of 5.51%, matures on June 1, 2015 and requires monthly interest and principal payments through maturity. Management of the Company intends to refinance the mortgage in 2015.
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
The difference between the carrying value of the mortgage and the fair value upon assumption is being amortized through maturity. The carrying value of the liability as of December 31, 2014 and 2013 was $13,535,826 (unaudited) and $13,795,009, respectively. The fair value of the debt as of December 31, 2014 and 2013 was $13,686,326 (unaudited) and $13,705,405, respectively.
Aggregate principal payments due under the mortgage loan subsequent to December 31, 2014 is as follows (unaudited):

2015	$13,535,826
Aggregate principal payments	$13,535,826
Unamortized debt discount	(24,346)
Mortgage loan payable	$13,511,480
The Company is required to fund taxes, insurance and capital expenditures into a reserve account on a monthly basis. The amounts in reserve as of December 31, 2014 and 2013 for taxes and insurance were $108,379 (unaudited) and $48,609, respectively and are included on the balance sheet. The amounts in reserve as of December 31, 2014 and 2013 for capital expenditures were $534,899 (unaudited) and $518,752, respectively, and are included on the balance sheet as capital escrow deposits.

NOTE 5 - TENANT CONCENTRATIONS
The top four tenants accounted for approximately $203,636 (unaudited), $121,296 (unaudited), $101,629 (unaudited), and $89,204 (unaudited) or 36.0% (unaudited), 21.4% (unaudited), 18.0% (unaudited), and 15.8% (unaudited) , respectively, of the Company's combined rental income for the year ended December 31, 2014. No other tenant comprised more than 10% of the Company's combined rental income for the year ended December 31, 2014.
The top four tenants accounted for approximately $204,184, $121,296, $101,629, and $89,260 or 33.5%, 19.9%, 16.7%, and 14.7% , respectively, of the Company's combined rental income for the year ended December 31, 2013. No other tenant comprised more than 10% of the Company's combined rental income for the year ended December 31, 2013.

NOTE 6—MINIMUM FUTURE LEASE RENTALS
There are seven lease agreements in place with tenants to lease space at the Property, including two leases which were signed and executed as of December 31, 2014, but do not commence rental payments until 2015 (unaudited). As of December 31, 2014 (unaudited), the minimum future cash rents receivable under non-cancellable operating leases in each of the next five years and thereafter are as follows:

KW MARINA VIEW, LLC
(A Delaware Limited Liability Company)
Notes to Financial Statements
December 31, 2014 (unaudited), 2013, and 2012 (Unaudited)

2015	$794,018
2016	1,275,024
2017	1,189,323
2018	1,062,507
2019	1,039,917
Thereafter	1,836,612
$7,197,401
NOTE 7—INTANGIBLE ASSETS
The value of the acquired in-place leases, above-market lease asset, and below-market lease liability was $784,000, $16,000, and $52,000, respectively, at the date of acquisition.
The value of the net acquired in-place leases is amortized over 23 months, consistent with the remaining weighted-average terms of the in-place leases. For the year ended December 31, 2014 and 2013, the amortization expense related to in-place leases was $374,964 (unaudited) and $409,036, respectively. Additionally for the year ended December 31, 2014 and 2013, the net amortization revenue in the amount of $17,228 (unaudited) and $18,772, respectively, associated with the above-market lease asset and the below-market lease liability is recorded as a component of rental revenues in the statement of operations.
The acquired in-place lease value, above-market lease asset, and below market lease liability were fully amortized as of December 31, 2014.

NOTE 8—TRANSACTIONS WITH THE AFFILIATES
Affiliates receive leasing commissions, a management fee, a construction management fee, reimbursements for certain billed management and administrative related costs.
Fees earned and reimbursements received by Kennedy-Wilson Holdings, Inc. and its affiliates were as follows:

	Year Ended December 31,
	2014	2013
	(unaudited)
Management fees	$30,000	$30,000
Accounting fees	6,000	5,000
Construction management	85,118	54,552
Leasing commissions	10,768	—
	$131,886	$89,552
As of December 31, 2014 (unaudited) and 2013, there were $10,768 and $0 amounts due to affiliates, respectively.
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
NOTE 10—SUBSEQUENT EVENTS
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition and disclosure through March 27, 2015, the date at which the financial statements were available to be issued, and determined there are no other items to disclose.

Independent Auditors' Report
The Partners
KWF Real Estate Venture VI, L.P.:

We have audited the accompanying consolidated financial statements of KWF Real Estate Venture VI, L.P. and subsidiary, which comprise the consolidated balance sheets as of December 31, 2013, and the related consolidated statements of operations and comprehensive income (loss), partners' capital, and cash flows for the years ended December 31, 2013 and 2012, and the related notes to the consolidated financial statements.

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
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KWF Real Estate Venture VI, L.P. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in accordance with U.S. generally accepted accounting principles.
The accompanying consolidated balance sheet of KWF Real Estate Venture VI, L.P. and subsidiary, as of December 31, 2014 and the related consolidated statements of operations and comprehensive income (loss), partners' capital and cash flows for the year ended December 31, 2014 were not audited by us, and accordingly, we do not express an opinion on them.

/s/ KPMG LLP

Los Angeles, California
March 31, 2014

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,
	2014	2013
Assets:	(unaudited)
Cash	$259,654	$279,313
Escrow deposits	—	74
Accounts receivable	12,292	11,890
Total assets	$271,946	$291,277
Liabilities and Partners' capital
Liabilities:
Total liabilities	—	—
Partners' capital:
General partner's capital	(17,329,683)	(15,228,325)
Limited partners' capital	(17,329,683)	(15,228,325)
Accumulated surplus	34,931,312	30,747,927
Total partners' capital	271,946	291,277
Total liabilities and partners' capital	$271,946	$291,277
See accompanying notes to consolidated financial statements

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Income

	Year ended December 31,
	2014	2013	2012
Revenues:	(unaudited)
Participation interest income	$4,393,819	$26,044,138	$19,782,000
Expenses:
Interest expense	—	319,301	11,444,083
Administrative costs	191,830	414,308	227,037
Foreign currency translation loss	18,605	3,184,578	—
Total expenses	210,435	3,918,187	11,671,120
Net income	4,183,384	22,125,951	8,110,880
Other comprehensive income - foreign currency translation (loss) gain	—	(1,147,845)	4,818,860
Total comprehensive income	$4,183,384	$20,978,106	$12,929,740
See accompanying notes to consolidated financial statements

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Consolidated Statement of Partners' Capital

	General Partner	Limited Partners	Total
Balance at December 31, 2011	59,619,752	59,619,751	119,239,503
Distributions	(10,200,036)	(10,200,036)	(20,400,072)
Net income	4,055,440	4,055,440	8,110,880
Foreign currency translation gain	2,409,430	2,409,430	4,818,860
Balance at December 31, 2012	55,884,586	55,884,585	111,769,171
Distributions	(66,228,000)	(66,228,000)	(132,456,000)
Net income	11,062,975	11,062,976	22,125,951
Foreign currency translation loss	(573,923)	(573,922)	(1,147,845)
Balance at December 31, 2013	145,638	145,639	291,277
Distributions (unaudited)	(2,101,357)	(2,101,358)	(4,202,715)
Net income (unaudited)	2,091,692	2,091,692	4,183,384
Balance at December 31, 2014 (unaudited)	$135,973	$135,973	$271,946

See accompanying notes to consolidated financial statements

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:	(unaudited)
Net income	$4,183,384	$22,125,951	$8,110,880
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in accretion on participation interest	—	(26,019,624)	(19,782,000)
Realized foreign currency translation loss	18,605	3,184,578	—
Changes in operating assets and liabilities:
Escrow deposits	74	372,810	(289,040)
Accounts receivable	(402)	(11,890)	—
Accrued interest payable	—	(34,377)	(341,716)
Accounts payable	—	(7,920)	6,834
Net cash provided by (used in) operating activities	4,201,661	(390,472)	(12,295,042)
Cash flows from investing activities:
Investment in participation interest	—	—	—
Distributions from investment in participation interest	—	157,941,147	241,300,680
Net cash provided by investing activities	—	157,941,147	241,300,680
Cash flows from financing activities:
Proceeds from note payable	—	—	—
Repayment of note payable	—	(24,114,388)	(209,241,405)
Contributions	—	—	—
Distributions	(4,202,715)	(132,456,000)	(20,400,072)
Net cash used in financing activities	(4,202,715)	(156,570,388)	(229,641,477)
Effect of currency exchange rates on cash	(18,605)	(784,416)	375,743
Net increase (decrease) in cash	(19,659)	195,871	(260,096)
Cash, beginning of period	279,313	83,442	343,538
Cash, end of period	$259,654	$279,313	$83,442
Supplemental disclosure of noncash financing activity:
Cash paid for interest	—	$353,678	$11,841,850

See accompanying notes to consolidated financial statements

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2014 (unaudited), 2013, and 2012

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
December 31, 2014 (unaudited), 2013, and 2012

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
CASH—Periodically, balances in various bank accounts exceeded federally insured limits. To date, no losses have been experienced related to such amounts. The Partnership places cash with quality financial institutions and does not believe there is a significant concentration of credit risk.
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
NOTE 3—INVESTMENT IN LOAN POOL PARTICIPATION
During October 2011 (Tranche #1) and December 2011 (Tranche #2), the Partnership acquired a 25% participation interest in a pool of 24 loans from a European bank (the Pool). The loans were acquired for approximately £1.11 billion or $1.75 billion and had an unpaid principal balance of approximately £1.31 billion or $2.07 billion. The collateral upon inception was geographically located as follows: London, England (62%), the Midlands region of England (9%), Manchester, England (6%), the South East region of England (5%), and the North region (4%). The remaining 14% of the loans were located in other areas of England, Scotland, Wales, and Northern Ireland. The collateral was comprised of 39% office buildings, 26% retail properties, 25% multifamily properties, 9% industrial properties, and 1% land. On December 22, 2011, six of the loans were sold for £236,870,666 or $371,515,059 and the proceeds distributed to the participants. The Partnership's share of the proceeds from the sale was £59,217,667 or $92,878,765. During the year ended December 31, 2012, nine loans were fully resolved, bringing total cumulative cash collections to £379,588,346 or $601,533,652. During the year ended December 31, 2013, eight loans were fully resolved, bringing total cumulative cash collections to £422,476,026 or $661,103,160. During the year ended December 31, 2014, one loan was fully resolved, bringing total cumulative cash collections to £436,914,389 (unaudited) or $685,031,189 (unaudited).
In accordance with the Participation Agreement, on each quarterly distribution date, available remittances from the loans in the loan pool are distributed as follows:

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2014 (unaudited), 2013, and 2012

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
NOTE 6—ACCUMULATED OTHER COMPREHENSIVE INCOME
The Partnership recorded no unrealized gains related to foreign currency translation during the year ended December 31, 2014 (unaudited).
The Partnership recorded unrealized losses related to foreign currency translation in the amount of $4,332,423 during the year ended December 31, 2013. As a result of the substantial liquidation of the Pool, the Partnership has reclassified $3,184,578 out of accumulated other comprehensive income and recognized a loss in foreign currency translations in the accompanying consolidated statement of operations for the year ended December 31, 2013. The net effect of this activity represents a $1,147,845 loss in accumulated comprehensive income for the year ended December 31, 2013. The balance of accumulated other comprehensive income has been reduced to $0 as of December 31, 2013.

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2014 (unaudited), 2013, and 2012

The Partnership recorded unrealized gains related to foreign currency translation in the amount of $4,818,860 during the year ended December 31, 2012. No amounts were reclassified out of accumulated other comprehensive income for the year ended December 31, 2012.
NOTE 7—SUBSEQUENT EVENTS
In preparing these consolidated financial statements, the Partnership has evaluated events and transactions for potential recognition or disclosure through March 27, 2015, the date that the consolidated financial statements are available for issuance.