Form 10-Q
period 2015-03-31
Kennedy-Wilson Holdings, Inc.
filed 2015-05-11
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of common stock outstanding as of May 7, 2015 was 104,343,935.

FORWARD-LOOKING STATEMENTS
Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are necessarily estimates reflecting the judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results. Disclosures that use words such as “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. These risks and uncertainties may include the risks and uncertainties described elsewhere in this report and other filings with the Securities and Exchange Commission (the “SEC”), including the Item 1A. “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2014. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed in our filings with the SEC. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.
Non-GAAP Measures and Certain Definitions

“KWH,” “Kennedy Wilson,” the "Company," "we," "our," or "us" refer to Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries.
“KWE” refers to Kennedy Wilson Europe Real Estate plc, a London Stock Exchange listed company that we externally manage through a wholly-owned subsidiary. The results of KWE are consolidated in our financial statements due to our control of KWE as of March 31, 2015. We own an approximately 16.0% equity interest in KWE and throughout this report, we refer to our pro-rata ownership stake in investments made and held directly by KWE.
"KW Group" refers to Kennedy Wilson and its consolidated subsidiaries that we consolidate in our financial statements under U.S. GAAP, including KWE.
"Acquisition-related gains" Acquisition-related gains consist of non-cash gains recognized by the Company upon a GAAP required fair value measurement due to a business combination. These gains are typically recognized when the Company converts a loan into consolidated real estate owned and the fair value of the underlying real estate exceeds the basis in the previously held loan. These gains also arise when there is a change of control of an investment. The gain amount is based upon the fair value of the Company’s equity in the investment in excess of the carrying amount of the equity directly preceding the change of control.
"Adjusted EBITDA" represents Consolidated EBITDA, as defined below, adjusted to exclude corporate merger and acquisition-related expenses, share-based compensation expense for the Company and EBITDA attributable to noncontrolling interests.  Our management uses Adjusted EBITDA to analyze our business because it adjusts Consolidated EBITDA for items we believe do not accurately reflect the nature of our business going forward or that relate to non-cash compensation expense or noncontrolling interests. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations. However, Consolidated EBITDA and Adjusted EBITDA are not recognized measurements under GAAP and when analyzing our operating performance, readers should use Consolidated EBITDA and Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Consolidated EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Consolidated EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for our management’s discretionary use, as it does not remove all non-cash items (such as acquisition-related gains) or consider certain cash requirements such as tax and debt service payments. The amounts shown for Consolidated EBITDA and Adjusted EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.
"Adjusted fees" refers to the Company’s investment management, property services and research fees adjusted to include fees eliminated in consolidation and Kennedy Wilson’s share of fees in unconsolidated service businesses.
"Adjusted Net Asset Value" is calculated by KWE, in accordance with the standards set forth by EPRA, as net asset value adjusted to include properties and other investment interests at fair value and to exclude certain items not expected to be realized in a long-term investment property business model such as the fair value of financial derivatives and deferred taxes on property valuation surpluses.

i

"Adjusted Net Income" represents Consolidated Adjusted Net Income as defined below, adjusted to exclude net income attributable to noncontrolling interests, before depreciation and amortization.
"Assets under Management" ("AUM") generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, and investments in joint ventures. Our AUM is principally intended to reflect the extent of our presence in the real estate market, not the basis for determining our management fees. Our AUM consists of the total estimated fair value of the real estate properties and other real estate related assets either owned by third parties, wholly owned by us or held by joint ventures and other entities in which our sponsored funds or investment vehicles and client accounts have invested. Committed (but unfunded) capital from investors in our sponsored funds is not included in our AUM. The estimated value of development properties is included at estimated completion cost.
"Consolidated Adjusted Net Income" represents net income before depreciation and amortization, our share of depreciation and amortization included in income from unconsolidated investments and share-based compensation expense.
"Consolidated EBITDA" represents net income before interest expense, our share of interest expense included in income from investments in unconsolidated investments, depreciation and amortization, our share of depreciation and amortization included in income from unconsolidated investments, loss on early extinguishment of corporate debt and income taxes. We do not adjust Consolidated EBITDA for gains or losses on the extinguishment of mortgage debt as we are in the business of purchasing discounted notes secured by real estate and, in connection with these note purchases, we may resolve these loans through discounted payoffs with the borrowers. Consolidated EBITDA is not a recognized term under U.S. generally accepted accounting principles, or GAAP, and does not purport to be an alternative to net earnings as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, Consolidated EBITDA is not intended to be a measure of free cash flow available for management's discretionary use, as it does not remove all non-cash items (such as acquisition-related gains) or consider certain cash requirements such as interest payments, tax payments and debt service requirements. Our presentation of Consolidated EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Our management believes Consolidated EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Consolidated EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Consolidated EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations.
"Consolidated investment" account refers to the sum of the Company’s equity in: cash held by consolidated investments, consolidated real estate and acquired in-place leases, unconsolidated investments and consolidated loans gross of accumulated depreciation and amortization.
“Equity partners” refers to subsidiaries that we consolidate in our financial statements under U.S. GAAP (other than wholly-owned subsidiaries), including KWE, and third-party equity providers.
"Investment account" refers to the consolidated investment account presented after noncontrolling interest in invested assets gross of accumulated depreciation.
"Operating associates" generally refer to individuals that are employed by or affiliated with third-party consultants, contractors, property managers or other service providers that we manage and oversee on a day-to-day basis with respect to our investments and services businesses.

ii

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2015	December 31, 2014
(Dollars in millions, except share and per share amounts)
Assets
Cash and cash equivalents	$195.0	$174.6
Cash held by consolidated investments	474.9	763.1
Accounts receivable (including $23.4 and $18.0 of related party)	57.6	55.6
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	4,776.4	4,228.1
Loan purchases and originations	336.0	313.4
Unconsolidated investments	486.8	492.2
Other assets	353.9	305.1
Total assets	$6,680.6	$6,332.1

Liabilities and equity
Liabilities
Accounts payable, accrued expenses and other liabilities	242.3	264.9
Investment debt	2,672.7	2,195.9
Senior notes payable	702.4	702.4
Line of credit	—	125.0
Total liabilities	3,617.4	3,288.2

Equity
Cumulative preferred stock, $0.0001 par value per share: 1,000,000 shares authorized $1,000 per share liquidation preference	—	—
Common stock, 103,510,292 and 96,091,446 shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	1,182.5	991.3
Accumulated deficit	(78.0)	(62.0)
Accumulated other comprehensive loss	(48.5)	(28.2)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	1,056.0	901.1
Noncontrolling interests	2,007.2	2,142.8
Total equity	3,063.2	3,043.9
Total liabilities and equity	$6,680.6	$6,332.1
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except share and per share amounts)	2015	2014
Revenue
Investment management, property services and research fees (includes $9.5 and $7.3 of related party fees)	$16.4	$13.2
Rental	90.4	16.0
Hotel	23.4	9.3
Sale of real estate	2.1	11.3
Loan purchases, loan originations and other	5.4	1.7
Total revenue	137.7	51.5
Operating expenses
Commission and marketing	1.4	1.0
Rental operating	24.6	5.6
Hotel operating	21.6	8.5
Cost of real estate sold	1.5	9.7
Compensation and related	26.2	20.5
General and administrative	9.5	8.2
Depreciation and amortization	36.6	7.3
Total operating expenses	121.4	60.8
Income from unconsolidated investments	11.2	2.8
Operating income (loss)	27.5	(6.5)
Non-operating income (expense)
Gain on sale of real estate	5.6	—
Acquisition-related gains	4.2	84.2
Acquisition-related expenses	(18.1)	(4.0)
Interest expense-investment	(19.4)	(5.3)
Interest expense-corporate	(13.0)	(10.5)
Other income	0.8	0.8
(Loss) income before (provision for) benefit from income taxes	(12.4)	58.7
Benefit from (provision for) income taxes	8.1	(8.8)
Net (loss) income	(4.3)	49.9
Net loss (income) attributable to the noncontrolling interests	2.8	(37.4)
Preferred dividends and accretion of preferred stock issuance costs	(2.0)	(2.0)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(3.5)	$10.5
Basic (loss) earnings per share
(Loss) income per basic	$(0.05)	$0.12
Weighted average shares outstanding for basic	91,547,838	88,142,576
Diluted (loss) earnings per share
(Loss) income per diluted	$(0.05)	$0.12
Weighted average shares outstanding for diluted	91,547,838	89,422,885
Dividends declared per common share	$0.12	$0.09

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2015	2014

Net (loss) income	$(4.3)	$49.9
Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation loss(1)	(104.9)	(1.2)
Amounts reclassified out of AOCI during the period	(0.3)	1.2
Unrealized currency derivative contracts gain (loss)(1)	18.4	(1.5)
Total other comprehensive (loss) gain for the period	(86.8)	(1.5)

Comprehensive (loss) income	(91.1)	48.4
Comprehensive loss (income) attributable to noncontrolling interests(1)	69.3	(37.4)
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(21.8)	$11.0
(1) Comprehensive loss (income) attributable to noncontrolling interest includes allocation of unrealized currency translation losses and currency derivative contracts.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statement of Equity
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
(Dollars in millions, except share amounts)	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2014	132,550	$—	96,091,446	$—	$991.3	$(62.0)	$(28.2)	$2,142.8	$3,043.9
Issuance of 7,500,000 shares, net	—	—	7,500,000	—	187.1	—	—	—	187.1
Shares forfeited	—	—	(10,000)	—	—	—	—	—	—
RSG Grants	—	—	41,400	—	—	—	—	—	—
Shares retired due to RSG Vesting	—	—	(112,554)	—	(3.2)	—	—	—	(3.2)
Stock based compensation	—	—	—	—	7.3	—	—	—	7.3
Other comprehensive income (loss):
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(31.8)	(73.4)	(105.2)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	11.5	6.9	18.4
Preferred stock dividends	—	—	—	—	—	(2.0)	—	—	(2.0)
Common stock dividends	—	—	—	—	—	(12.5)	—	—	(12.5)
Net loss	—	—	—	—	—	(1.5)	—	(2.8)	(4.3)
Acquisition of Kennedy Wilson Europe (KWE) shares from noncontrolling interest holders	—	—	—	—	—	—	—	(22.5)	(22.5)
Contributions from noncontrolling interests, excluding KWE	—	—	—	—	—	—	—	4.1	4.1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(47.9)	(47.9)
Balance at March 31, 2015	132,550	$—	103,510,292	$—	$1,182.5	$(78.0)	$(48.5)	$2,007.2	$3,063.2
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
(Dollars in millions)	2015	2014
Cash flows from operating activities:
Net (loss) income	$(4.3)	$49.9
Adjustments to reconcile net (loss) income to net cash provided (used in) by operating activities:
Net gain from sale of real estate	(6.2)	(1.6)
Acquisition-related gain	(4.2)	(84.2)
Depreciation and amortization	36.6	7.3
(Benefit from) provision for deferred income taxes	(10.2)	8.8
Amortization of deferred loan costs	0.7	0.6
Amortization of discount and accretion of premium on issuance of the senior notes and investment debt	(4.9)	(0.3)
Unrealized net losses on derivatives	0.4	—
Income from unconsolidated investments and loan purchases and originations	(12.8)	(2.8)
Operating distributions from unconsolidated investments	17.0	10.4
Operating distributions from loan purchases and originations	2.0	—
Stock-based compensation	7.3	1.7
Change in assets and liabilities:
Accounts receivable	(1.9)	(7.5)
Other assets	0.7	(0.6)
Accrued expenses and other liabilities	(36.8)	(18.6)
Net cash used in operating activities	(16.6)	(36.9)
Cash flows from investing activities:
Additions to loans	(87.5)	(158.6)
Collections of loans	—	0.2
Net proceeds from sale of real estate	34.4	10.0
Purchases of and additions to real estate	(757.1)	(367.7)
Additions to nonrefundable escrow deposits	(7.5)	—
Proceeds from settlement of foreign derivative contracts	30.1	—
Purchases of foreign derivative contracts	(3.6)	—
Investment in marketable securities	—	(4.5)
Proceeds from sale of marketable securities	6.2	—
Distributions from unconsolidated investments	8.0	11.0
Contributions to unconsolidated investments	(15.2)	(67.1)
Net cash used in investing activities	(792.2)	(576.7)
Cash flows from financing activities:
Borrowings under senior notes payable	—	297.2
Borrowings under line of credit	25.0	90.0
Repayment of line of credit	(150.0)	(90.0)
Borrowings under investment debt	843.6	195.8
Repayment of investment debt	(246.6)	(5.5)
Debt issue costs	(9.2)	(9.6)
Issuance of common stock	187.1	190.8
Repurchase and retirement of common stock	(3.1)	(2.5)
Proceeds from the issuance of KWE shares, net	—	1,350.7
Dividends paid	(10.7)	(7.8)
Acquisition of KWE shares from noncontrolling interest holders	(22.5)	—
Contributions from noncontrolling interests, excluding KWE	4.1	2.9
Distributions to noncontrolling interests	(47.9)	(2.8)
Net cash provided by financing activities	569.8	2,009.2
Effect of currency exchange rate changes on cash and cash equivalents	(28.8)	(0.7)
Net change in cash and cash equivalents(1)	(267.8)	1,394.9
Cash and cash equivalents, beginning of period	937.7	178.2
Cash and cash equivalents, end of period	$669.9	$1,573.1
(1) See discussion of non-cash effects in notes to statement of cash flows.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental cash flow information:

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Cash paid for:
Interest	$37.3	$23.5
Income taxes	0.4	—

Supplemental disclosure of non-cash investing and financing activities:

	March 31,
(Dollars in millions)	2015	2014

Accrued capital expenditures	$4.2	$—
Dividends declared but not paid on common stock	12.5	8.2

On February 12, 2015, KWE foreclosed on the notes secured by a 75,500 square foot office building located in Dublin, Ireland. As a result of such foreclosure, the assets and liabilities of the property were consolidated in KW Group's financial statements at fair value under ASC Topic 805 Business Combinations, as described in note 4.
On February 28, 2014, the Kennedy Wilson contributed its 50% interest in an unconsolidated investment which held 14 commercial, retail, and industrial properties portfolio to KWE as part of Kennedy Wilson's subscription in KWE's initial public offering as described in note 1.
On March 31, 2014, Kennedy Wilson amended the existing operating agreements governing certain of its investments with certain of its equity partners thereby allowing Kennedy Wilson to gain control of these operating properties. As a result of obtaining control, the assets and liabilities of these properties were consolidated in KW Group's financial statements at fair value in accordance with FASB ASC Topic 805 Business Combinations. As the fair value of our interests in these properties were in excess of their carrying value of their ownership interest, we recorded acquisition-related gains of $80.5 million for the quarter ended March 31, 2014, of which $40.3 million was allocated to noncontrolling equity partners.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1—BASIS OF PRESENTATION
KW Group's unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. In our opinion, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three months ended March 31, 2015 and 2014 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2015. For further information, your attention is directed to the footnote disclosures found in our Annual Report on Form 10-K for the year ended December 31, 2014. Throughout this unaudited interim consolidated financial statements we refer to “KW Group,” which we define as the Company and its subsidiaries that are consolidated in its financial statements under U.S. GAAP (including KWE as defined below).  All significant intercompany balances and transactions have been eliminated in consolidation. We also refer to “KWH,” “Kennedy Wilson,” the “Company,” “we,” “our,” or “us” which we define as Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries.
Kennedy Wilson Europe Real Estate Plc (“KWE,” LSE: KWE), a Jersey investment company formed to invest in real estate and real estate-related assets in Europe, closed its initial public offering ("IPO") on the London Stock Exchange during the quarter ended March 31, 2014. KWE is externally managed by a wholly-owned subsidiary of Kennedy Wilson incorporated in Jersey pursuant to an investment management agreement.  Due to the terms provided in the investment management agreement and Kennedy Wilson's equity ownership interest in KWE, pursuant to the guidance set forth in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 810 - Consolidation (“Subtopic 810”), the Company is required to consolidate KWE’s results in its consolidated financial statements.  Additionally, the Company invested $145.2 million of cash and contributed $58.3 million of assets acquired by the Company as part of KWE's IPO. KWE completed a follow-on offering during the fourth quarter of 2014 and the Company participated in the offering based on its ownership percentage acquiring an additional 4.6 million shares for $75.0 million. Outside of the IPO and follow-on offering, the Company has acquired an additional 4.45 million ordinary shares for $73.5 million and owned approximately 16.0% of KWE’s total issued share capital as of March 31, 2015.
In addition to its investment in KWE, prior to KWE's formation the Company (along with its equity partners ) directly invested in 15 properties, four loan pools and a servicing platform in Europe which have total assets of $890.6 million included in the Company's consolidated balance sheet as of March 31, 2015. Kennedy Wilson's total equity in these investments was $282.7 million and the Company's weighted average ownership in these investments was 59.9% as of March 31, 2015.
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
The preparation of the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosure about contingent assets and liabilities, and reported amounts of revenues and expenses. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. See comment in Note 4 about the preliminary nature of the estimates used in relation to acquisitions during the first quarter of 2015.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
REVENUE RECOGNITION—Performance fees or carried interests are allocated to the general partner, special limited partner or asset manager of our real estate funds and loan pool participations based on the cumulative performance of the funds and loan pools and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, we calculate the performance fee that would be due to the general partner, special limited partner or asset manager's interests

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

for a fund or loan pool, pursuant to the fund agreement or participation agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to us to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. A majority of the performance fees are recognized in investment management revenue, and substantially all of the carried interest is recognized in income from unconsolidated investments in our consolidated statements of operations. Total performance fees recognized from inception through March 31, 2015 that may be reversed in future periods if there is negative fund or loan pool performance totaled $18.9 million. Performance fees accrued as of March 31, 2015 and December 31, 2014 were $18.9 million and $15.8 million, respectively, and are included in accounts receivable in the accompanying consolidated balance sheet.
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
NONCONTROLLING INTERESTS—Noncontrolling interests are reported within equity as a separate component of Kennedy Wilson's equity in accordance with ASC Subtopic 810-10, Noncontrolling Interests in Consolidated Financial Statements. Revenues, expenses, gains, losses, net income (loss), and other comprehensive income (loss) are reported in the consolidated statements of operations at the consolidated amounts and net income (loss) and comprehensive income (loss) attributable to noncontrolling interests are separately stated.
FOREIGN CURRENCIES—The financial statements of KW Group's subsidiaries located outside the United States are measured using the local currency as this is their functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The foreign currencies include the euro, the British pound sterling, and the Japanese yen. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in the consolidated statement of equity as a component of accumulated other comprehensive income.
As discussed throughout this report, we are required under US GAAP to consolidate certain non-wholly owned subsidiaries or investments that we control.  As such, our financial statements reflect currency translation adjustments and related hedging activities on a gross basis. In many instances, these fluctuations are not reflective of the actual foreign currency exposure of the underlying consolidated subsidiary. For example, we are required to translate the activities of KWE into US dollars even though KWE does not invest in US dollar denominated assets.  Therefore, it is important to look at the provided currency translation and currency derivative adjustment information net of noncontrolling interests to get a more accurate understanding of the actual currency exposure for the Company.
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
Fluctuations in foreign exchanges rates may have a significant impact on the results of our operations. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to changes in foreign currency rates through currency forward contracts and options. We typically hedge 50%-100% of book equity exposure against these foreign currencies.
As of March 31, 2015, approximately 44% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and there we consider our equity investment as the appropriate exposure to evaluate for hedging purposes.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for KW Group beginning January 1, 2016. Early adoption is permitted. KW Group does not expect the adoption of this standard to have a significant impact on the consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs to reduce the complexity of financial statement presentation pursuant to which debt issuance costs will be presented as a direct deduction from the carrying amount of debt liabilities as opposed to a deferred charge recognized as an asset. ASU 2015-03 is required to be adopted for fiscal years beginning after December 15, 2015 and the Company does not expect its adoption to have a material impact on KW Group's consolidated financial statements.
The FASB did not issue any other ASCs during the first three months of 2015 that we expect to be applicable and have a material impact on our financial position or results of operations.
RECLASSIFICATIONS—Certain balances included in prior year's financial statements have been reclassified to conform to the current year's presentation.
NOTE 3—LOAN PURCHASES AND ORIGINATIONS

KW Group's investment in loans was $336.0 million and $313.4 million at March 31, 2015 and December 31, 2014, respectively.
During the fourth quarter of 2014, KWE acquired the loans secured by an office building in Dublin, Ireland for $53.0 million. During the first quarter of 2015, KWE converted the loans into a 100% direct ownership interest in the office building. See note 4 for further discussion. Additionally, during the first quarter of 2015, KWE acquired eight loans secured by eight hotels located throughout the United Kingdom for $95.2 million.
KW Group recognized interest income on loans of $5.4 million and $1.7 million during the three months ended March 31, 2015 and 2014, respectively.
NOTE 4—REAL ESTATE AND IN-PLACE LEASE VALUE

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes KW Group's investment in consolidated real estate properties at March 31, 2015 and December 31, 2014, respectively:

	March 31,	December 31,
(Dollars in millions)	2015	2014
Land	$1,269.6	$1,046.9
Buildings	3,236.1	2,945.1
Building improvements	98.5	75.1
In-place lease value	323.0	282.6
	4,927.2	4,349.7
Less accumulated depreciation and amortization	(150.8)	(121.6)
Real estate, net	$4,776.4	$4,228.1

Real property, including land, buildings, and building improvements, are included in real estate and are generally stated at cost. Buildings and building improvements are depreciated on a straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value and depreciated over their respective weighted-average lease term which was 8.4 years at March 31, 2015.
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
During the three months ended March 31, 2015, KW Group acquired the following properties:

(Dollars in millions)				Preliminary Purchase Price Allocation at Acquisition(1)
Date acquired	Type	Description	Location	Land	Building	Acquired in place lease values(5)	Investment debt	NCI(4)	KWH Shareholders' Equity
Various	Commercial(2)	Portfolio of 171 commercial, retail, and industrial properties	United Kingdom	$265.5	$407.8	$73.6	$512.0	$197.3	$37.6
2/12/2015	Commercial (2)(3)	75.5k sq. ft. office building in Dublin	Ireland	11.1	40.1	2.5	—	44.9	8.8
2/27/2015	Commercial(2)	94.5k sq. ft. retail center	Western U.S.	5.7	12.7	0.6	12.0	0.2	6.8
				$282.3	$460.6	$76.7	$524.0	$242.4	$53.2
(1) Excludes acquisition expenses and net other assets. The purchase price allocations for properties acquired during the three months ended March 31, 2015 are based on preliminary measurements of fair value that are subject to change. These allocations represent the Company's current best estimates of fair value.
(2) These portfolios of properties were directly acquired and are held by KWE. Kennedy Wilson owns approximately 16.0% of the total issued share capital of KWE as of March 31, 2015.
(3) KWE recognized an acquisition-related gain of $4.2 million on the transaction as the property was previously a mortgage note that KWE foreclosed on and converted to real estate. As the fair value of the assets was in excess of the basis in the previously held mortgage notes, KWE recognized an acquisition-related gain upon conversion.
(4) Noncontrolling interest amounts associated with acquisition.
(5) Includes above and below market leases in this table. Above and below market leases are part of other assets and accounts payable, accrued expenses and other liabilities, respectively.

Gains on real estate
KW Group sold five commercial properties and one condominium that were previously included within real estate. The condominium sale resulted in gross sales proceeds $2.1 million and cost of real estate sold of $1.5 million resulting in a net gain of $0.6 million. As the condominium is held as an asset and not treated as a business the gain and resulting cost of real estate is presented gross on the consolidated statement of operations. KWE sold five commercial properties during the quarter that resulted

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

in a gain of $5.6 million which is presented net as a component of non-operating income (expense) as the properties were treated as businesses at acquisition. A $4.2 million acquisition-related gain was also recognized on the conversion of a mortgage note held by KWE into real estate.

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
The pro forma data presented below assumes that the acquisitions during the three months ended March 31, 2015 occurred as of January 1, 2014.

	Three Months Ended March 31,
(Dollars in millions, except for per share data)	2015	2014
Pro forma revenues	$142.5	$68.0
Pro forma net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders (1)	(3.2)	11.4
Pro forma net income (loss) per share:
Basic	$(0.04)	$0.13
Diluted	$(0.04)	$0.13
(1) Excludes the effects of acquisition-related gains.
NOTE 5—UNCONSOLIDATED INVESTMENTS

KW Group has unconsolidated investments through real estate related joint ventures and loan pool participations. The following table details its investments in joint ventures and loan pool participations as of March 31, 2015 and December 31, 2014:

	March 31	December 31,
(Dollars in millions)	2015	2014
Investments in joint ventures	$433.6	$435.8
Investments in loan pool participations	53.2	56.4
Total	$486.8	$492.2
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
Joint Venture Holdings
As of March 31, 2015 and December 31, 2014, Kennedy Wilson's investment in joint ventures totaled $433.6 million and $435.8 million, respectively.
The following table details our investments in joint ventures by investment type and geographic location as of March 31, 2015:

(Dollars in millions)	Multifamily	Commercial	Loan	Residential	Other	Total
Western U.S.	$137.4	$106.8	$50.3	$72.8	$11.8	$379.1
United Kingdom	—	26.6	—	—	—	26.6
Spain	—	—	—	—	27.9	27.9
Total	$137.4	$133.4	$50.3	$72.8	$39.7	$433.6

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
Contributions to Joint Ventures
During the three months ended March 31, 2015, Kennedy Wilson contributed $1.0 million to new joint ventures as an initial investment. In addition, Kennedy Wilson contributed $14.2 million to existing joint ventures to fund our share of a development project, capital expenditures and for working capital needs.
Distributions from Joint Ventures and Investments in Loan Pools
During the three months ended March 31, 2015, Kennedy Wilson received $25.0 million in operating and investing distributions from its joint ventures and loan pools. Investing distributions resulted from the refinancing of property level debt and asset sales. Operating distributions resulted from operating cash flow generated by the joint venture investments.
The following table details cash distributions by investment type and geographic location for the three months ended March 31, 2015:

	Multifamily		Commercial		Loan Pools		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$5.5	$2.0	$6.1	2.0	$—	$2.2	2.7	$0.2	$14.3	$6.4
United Kingdom	—	—	1.1	1.6	1.6	—	—	—	2.7	1.6
Total	$5.5	$2.0	$7.2	$3.6	$1.6	$2.2	$2.7	$0.2	$17.0	$8.0
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
Capital Commitments
As of March 31, 2015, Kennedy Wilson has unfulfilled capital commitments totaling $30.5 million to five of its joint ventures. We may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.
Guarantees
Kennedy Wilson has certain guarantees associated with loans secured by consolidated assets or assets held directly or in various joint ventures. As of March 31, 2015, the maximum potential amount of future payments (undiscounted) Kennedy Wilson could be required to make under the guarantees was approximately $54.5 million which is approximately 1% of investment level debt of Kennedy Wilson and its equity partners. The guarantees expire through 2021, and Kennedy Wilson’s performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds from the property. Based on our evaluation of guarantees under FASB ASC Subtopic 460-10 Estimated Fair Value of Guarantees, the estimated fair value of guarantees made as of March 31, 2015 and December 31, 2014 was immaterial.
Investments in loan pool participation

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

As of March 31, 2015 and December 31, 2014, KW Group's investment in loan pool participations totaled $53.2 million and $56.4 million, respectively.

The following table represents the demographics of KW Group's investment in the loan pools including the initial unpaid principal balance ("UPB") and the UPB as of March 31, 2015.

(Dollars in millions)		KW Group Ownership	Unpaid Principal Balance		KW Group initial equity	Investment Balance at March 31, 2015	Expected Accretion Over Total Estimated Collection Period
Acquisition Date	Location		Initial(1)	March 31, 2015(1)				Accreted to Date
February 2010(2)	Western U.S.	15.0%	$342.4	$—	$11.1	$0.5	$4.6	$4.6
August 2012	Ireland	10.0%	391.8	42.9	7.0	7.9	1.9	1.7
December 2012	United Kingdom	10.0%	576.6	89.2	19.3	3.1	3.3	3.3
April 2013	United Kingdom	10.0%	172.8	94.9	13.0	6.2	5.3	2.6
August 2013	United Kingdom	20.0%	126.7	126.7	7.5	9.1	5.3	3.3
May 2014(3)	United Kingdom	33.3%	96.7	94.9	30.3	26.4	4.7	1.6
Total			$1,707.0	$448.6	$88.2	$53.2	$25.1	$17.1

(1) Estimated foreign exchange rate is £0.67= $1 USD and €0.92 = $1 USD as of March 31, 2015.
(2) Equity invested represents guarantee claims against note holders in loan pool.
(3) This loan portfolio was directly acquired and held by KWE. Kennedy Wilson owns approximately 16.0% of the total issued share capital of KWE as of March 31, 2015.

The following table presents the income from unconsolidated investments for loan pools and foreign currency gain and (loss) recognized by KW Group during the three months ended March 31, 2015 and 2014 for the loan pools that were outstanding:

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Income from unconsolidated investments - loan pools	$3.1	$2.1
Foreign currency translation (loss) gain(1)	(2.6)	0.2
Total	$0.5	$2.3
(1) Excludes impact of currency derivative contracts. These amounts are recognized through the Statement of Comprehensive Income (Loss).
NOTE 6—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of March 31, 2015:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Marketable securities	$0.4	$—	$—	$0.4
Unconsolidated investments	—	—	89.6	89.6
Currency forward contracts	—	33.4	—	33.4
Currency option contracts	—	1.7	—	1.7
Total	$0.4	$35.1	$89.6	$125.1
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2014:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Marketable securities	$6.5	$—	$—	$6.5
Unconsolidated investments	—	—	85.9	85.9
Currency forward contracts	—	23.9	—	23.9
Currency option contracts	—	6.7	—	6.7
Total	$6.5	$30.6	$85.9	$123.0

Marketable Securities

Marketable securities include Kennedy Wilson's investment in publicly traded equity securities. The carrying value of marketable securities is a level 1 valuation as the fair value is based off of unadjusted quoted market prices in active markets for identical securities. The amount above excludes Kennedy Wilson's 21.7 million shares in KWE as the investment is eliminated due to the consolidation of KWE's results in KW Group's financial statements. Based on the March 31, 2015 share price, Kennedy Wilson's investment in KWE had a market value of approximately $353.7 million (cost basis of $359.0 million). As of March 31, 2015, the Company had hedged 61.7% of its net investment in KWE by entering into currency forward contracts and options, which had a fair value of $12.8 million.

Fair Value and Fair Value Option - Unconsolidated Investments
Kennedy Wilson records its investments in certain funds it manages and sponsors ("the Funds") based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. Kennedy Wilson’s investment balance in the Funds was $23.1 million and $24.9 million at March 31, 2015 and December 31, 2014, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets. As of March 31, 2015, Kennedy Wilson had unfunded capital commitments to the Funds in the amount of $27.5 million.
Kennedy Wilson elected to use the fair value option ("FV Option") for three unconsolidated investments to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $66.5 million and $61.0 million at March 31, 2015 and December 31, 2014, respectively, which is included in unconsolidated investments in the accompanying balance sheets.
In estimating fair value of real estate held by the Funds and the three FV Option investments, we consider significant unobservable inputs such as capitalization and discount rates.
The following table summarizes our investments in unconsolidated investments held at fair value by type:

(Dollars in millions)	March 31, 2015	December 31, 2014
Funds	$23.1	$24.9
FV Option	66.5	61.0
Total	$89.6	$85.9
The following table presents changes in Level 3 investments for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Beginning balance	$85.9	$81.1
Unrealized gains	5.2	—
Contributions	1.9	1.3
Distributions	(3.1)	(0.4)
Other	(0.3)	—
Ending balance	$89.6	$82.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Unobservable inputs for real estate
The table below describes the range of unobservable inputs for real estate assets:

Estimated Rates Used for
	Capitalization Rates	Discount Rates
Office	5.25% - 8.25%	7.00% - 11.00%
Retail	6.70% - 7.00%	8.00% - 9.00%
Hotel	6.50%	7.50%
Multifamily	4.40% - 6.50%	4.90% - 9.50%
Loan	n/a	12.00% - 25.50%
Land and condominium units	n/a	8.00% - 9.00%
In valuing real estate, related assets and indebtedness, we consider significant inputs such as the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used for these types of investments range from 0.50% to 4.94%.
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
Currency derivative contracts
KW Group uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against the effects of a portion of its certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Sholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although we have determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of March 31, 2015, KW Group assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its currency derivative contracts and determined that the counterparty valuation adjustments are not significant to the overall valuation of its currency derivative contracts. As a result, we have determined that the valuation of our derivative instruments in its entirety be classified in Level 2 of the fair value hierarchy.
Changes in fair value are recorded in other comprehensive income in the accompanying consolidated statements of comprehensive income (loss) as the portion of the currency derivative contracts used to hedge foreign currency exposure of its certain net investments in foreign operations qualifies as a net investment hedge under FASB ASC Topic 815. The fair value of the currency derivative contracts held as of March 31, 2015 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the balance sheet. See note 11 for a complete discussion on other comprehensive income including currency derivative contracts and foreign currency translations.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The table below details the currency derivative contracts KW Group held as of March 31, 2015:

(Dollars in millions)								Change in Unrealized Gains (Losses)
Currency Hedged	Type	Underlying Currency	Notional Amount	Trade Date	Settlement/Expiration Date	Forward Rate/Strike Price	Fair Value	Three Months Ended March 31, 2015
EUR	Forward	USD	€20.0	6/25/2014	6/27/2019	1.4471	$5.6	$2.9
EUR	Option	USD	€130.0	3/10/2015 - 3/19/2015	3/7/2019 - 3/19/2020	1.0700 - 1.0960	0.4	0.4
GBP	Forward	USD	£92.5	2/25/2014 - 10/9/2014	10/9/2018 - 10/15/2019	1.5943 - 1.6371	11.3	7.4
GBP	Option	USD	£43.0	1/7/2015 - 3/31/2015	1/7/2016 - 3/29/2019	1.4245-1.4325	1.5	0.3
EUR (1)	Forward	GBP	€128.0	6/18/2014 - 11/10/2014	7/2/2018 - 11/12/2019	0.8388 - 0.8621	16.5	10.5
EUR(1)	Option	GBP	€125.0	3/13/2015	3/15/2018 - 3/14/2019	.707 - .715	(1.3)	(1.3)
YEN (2) (3)	Option	USD	¥23,965.0	11/14/2014 - 12/11/2014	6/11/2015 - 7/31/2015	120.00 - 130.00	1.1	(1.6)
Total(4)							$35.1	$18.6
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Hedge is held by KW Residential on its wholly-owned subsidiaries.
(3) For the three months ended March 31, 2015, $0.5 million loss recognized through results of operations due to portion of hedge not designated as a net investment hedge.
(4) Hedges are presented gross in the consolidated balance sheet. Hedge assets are included in other assets and hedge liabilities are included in other liabilities.

In addition to the hedge assets held above there was $12.1 million of unrealized gains recognized through other comprehensive income on currency derivative contracts that were settled during the period. These gains will remain in accumulated other comprehensive income until the underlying investments they were hedging are substantially liquidated by KW Group. There was also $0.6 million of gains recognized through the income statement associated with currency derivative contracts that were unwound.

KW Group also enters into zero-cost collar option contracts to hedge a portion of its net investment in certain non-U.S. dollar denominated foreign operations. The strike prices above represent the put strike prices associated with those contracts. KW Group will participate in the currency appreciation up to the strike price of the call options, which it sold to offset the cost of the purchased put options.
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
We account for our debt liabilities at face value plus net unamortized debt premiums and any fair value adjustments as part of business combinations. The fair value as of March 31, 2015 and December 31, 2014 for the senior notes payable, investment debt and junior subordinated debentures were estimated to be approximately $3,386.7 million and $3,044.8 million, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and our credit risk to the current yield of a similar security, compared to their carrying value of $3,375.1 million and

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

$3,023.3 million at March 31, 2015 and December 31, 2014, respectively. The inputs used to value our senior notes payable, borrowings under lines of credit, mortgage loans payable and junior subordinated debentures are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be level 2 inputs.
NOTE 7—OTHER ASSETS
Other assets consist of the following:

(Dollars in millions)	March 31, 2015	December 31, 2014
Above-market leases, net of accumulated amortization of $9.1 and $6.7 million at March 31, 2015 and December 31, 2014, respectively	87.6	71.6
Deposits	8.9	49.9
Other, net of accumulated amortization of $2.1 and $1.8 million at March 31, 2015 and December 31, 2014, respectively	27.3	25.8
Loan fees, net of accumulated amortization of $6.2 and $5.0 million at March 31, 2015 and December 31, 2014, respectively	41.5	36.0
Hedge Assets	35.2	30.6
Goodwill	23.9	23.9
Office furniture and equipment net of accumulated depreciation of $5.8 million and $5.7 million at March 31, 2015 and December 31, 2014, respectively	20.8	22.0
Marketable securities (1)	0.4	6.5
Prepaid expenses	9.8	11.2
Deferred tax asset, net	98.5	27.6
Other Assets	$353.9	$305.1
(1) The amount above excludes Kennedy Wilson's 21.7 million shares in KWE as the investment is eliminated due to the consolidation of KWE's results. Based on the closing price of KWE shares on March 31, 2015, the fair value of Kennedy Wilson's investment in KWE is $353.7 million.

NOTE 8—INVESTMENT DEBT

Investment debt at March 31, 2015 and December 31, 2014 consists of the following:

(Dollars in millions)		Carrying Amount of Investment Debt as of (1)
Types of Property Pledged as Collateral	Region	March 31, 2015	December 31, 2014
Multifamily (1)	Western U.S.	$592.9	$565.5
Commercial	Western U.S.	142.8	131.0
Hotel	Western U.S	38.7	37.2
Multifamily (1)	Japan	236.6	242.9
Commercial	Japan	2.1	2.1
Commercial (1)(2)	Ireland	366.3	412.5
Multifamily (1)(3)	Ireland	162.3	133.6
Residential and Other(1)(5)	Ireland	36.3	29.0
Hotel	Ireland	64.9	72.9
Commercial (1)(4)	United Kingdom	1,029.8	569.2
Investment debt		$2,672.7	$2,195.9

(1) The investment debt payable balances include unamortized debt premiums. Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan premium as of March 31, 2015 and December 31, 2014 was $9.7 million and $15.4 million.
(2) Includes $287.1 million and $323.8 million of investment debt on properties that were acquired and held by KWE as of March 31, 2015 and December 31, 2014, respectively. Kennedy Wilson owns approximately 16.0% of the total issued share capital of KWE as of March 31, 2015.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(3) Includes $32.2 million and $40.3 million of investment debt on properties that were acquired and held by KWE as of March 31, 2015 and December 31, 2014, respectively. Kennedy Wilson owns approximately 16.0% of the total issued share capital of KWE as of March 31, 2015.
(4) Includes $946.2 million and $483.0 million of investment debt on properties that were acquired and held by KWE as of March 31, 2015 and December 31, 2014, respectively. Kennedy Wilson owns approximately 16.0% of the total issued share capital of KWE as of March 31, 2015.
(5) Includes $16.7 million and $14.6 million of investment debt on properties that were acquired and held by KWE as of March 31, 2015 and December 31, 2014, respectively. Kennedy Wilson owns approximately 16.0% of the total issued share capital of KWE as of March 31, 2015.

The investment debt had a weighted average interest rate of 2.89% and 3.03% per annum at March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, 58% of KW Group's property level debt is fixed rate, 25% is floating rate with interest caps and 17% is floating rate without interest caps. As of December 31, 2014, 43% of our property level debt was fixed rate, 38% was floating rate with interest caps and 19% was floating rate without interest caps.

During the three months ended March 31, 2015, four acquisitions were partially financed with mortgages, one existing investment was partially financed with a mortgage, and seven existing investments with existing mortgages were refinanced. See note 4 for more detail on the acquisitions and the investment debt associated with them.
The aggregate maturities of investment debt subsequent to March 31, 2015 are as follows:

(Dollars in millions)	Aggregate Maturities
2015	$17.4
2016	61.4
2017	95.4
2018	220.5
2019	953.3
Thereafter	1,315.0
2,663.0
Debt premium	9.7
$2,672.7
NOTE 9—SENIOR NOTES

			March 31, 2015			December 31, 2014
(Dollars in millions)				Unamortized			Unamortized
	Interest Rate	Maturity Date	Face Value	Net Premium/(Discount)	Carrying Value	Face Value	Net Premium/(Discount)	Carrying Value
2042 Notes	7.75%	12/1/2042	$55.0	$—	$55.0	$55.0	$—	$55.0
2024 Notes	5.88%	4/1/2024	650.0	(2.6)	647.4	650.0	(2.6)	647.4
Senior Notes			$705.0	$(2.6)	$702.4	$705.0	$(2.6)	$702.4
The indentures governing the 2024 Notes and 2042 Notes contain various restrictive covenants, including, among others, limitations on our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness, to make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stock, engage in transactions with affiliates, create or permit liens on assets, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indentures governing the 2024 and 2042 Notes limit the ability of Kennedy Wilson and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of March 31, 2015, the balance sheet leverage ratio was 0.67 to 1.00. See Note 15 for the guarantor and non-guarantor financial statements.
NOTE 10—BORROWINGS UNDER LINES OF CREDIT
KWH Facility

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

As of March 31, 2015, Kennedy-Wilson, Inc.'s adjusted fixed charge coverage ratio was 2.65 to 1.00, its balance sheet leverage ratio was 0.71 to 1.00, and its effective tangible net worth and its unrestricted cash, cash equivalents and publicly traded marketable securities were $990.6 million and $564.0 million, respectively, and Kennedy-Wilson, Inc. was in compliance with these covenants. The revolving loan agreement also provides that any subsidiary guarantors under our 2042 Notes must provide guarantees of the loans drawn on our unsecured revolving credit facility.  See Note 9 for a discussion of our senior notes.

During the three months ended March 31, 2015, the Company drew $25.0 million and repaid $150.0 million on its unsecured credit facility to fund acquisitions. The maximum amount drawn on the unsecured credit facility at any one point during the three months ended March 31, 2015 was $150.0 million. As of March 31, 2015, the unsecured credit facility was undrawn and $300.0 million was still available. As of December 31, 2014, there was $125.0 million outstanding under the unsecured facility, and $175.0 million was still available.

KWE Facility

In August 2014, KWE entered into a three-year unsecured floating rate revolving debt facility ("KWE Facility") with Bank of America Merrill Lynch, Deutsche Bank, and J.P. Morgan Chase of approximately $334 million (£225 million) with a syndicate of banks. The facility was undrawn as of March 31, 2015 and expires in August of 2017. The KWE Facility requires KWE to maintain (i) a maximum consolidated leverage ratio (as defined in the revolving loan agreement) not to exceed 60%; (ii) minimum net asset value not to fall below IFRS NAV (as defined in the KWE Facility agreement) of £744.4 million plus 75% of equity proceeds received by subsidiaries; (iii) a minimum fixed charge coverage ratio where consolidated EBITDA to consolidated fixed charges not to be less than 1.5 to 1.0 for the last four quarters; (iv) minimum unsecured interest where property level net operating income ("NOI") and loan asset NOI to interest expense on unsecured debtors not to be less than 1.9 to 1.0 for the last four quarters; and (v) a maximum secured recourse indebtedness for consolidated secured recourse debt to not exceed 2.5% of total asset value at any time.

NOTE 11—EQUITY
Common Stock
In March 2015, Kennedy Wilson completed an offering of 7.5 million shares of its common stock, which raised $187.2 million of net proceeds.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Dividend Distributions
During the following periods, Kennedy Wilson declared and paid the following cash distributions on its common and preferred stock:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(Dollars in millions)	Declared	Paid	Declared	Paid
Preferred Stock
Series A (1)	$1.5	$1.5	$1.5	$1.5
Series B (2)	0.5	0.5	0.5	0.5
Total Preferred Stock	2.0	2.0	2.0	2.0
Common Stock (3)	12.5	8.7	8.2	5.8
Total (4)	$14.5	$10.7	$10.2	$7.8

(1) 6.00% Series A, 100,000 shares issued and outstanding as of March 31, 2015 and 2014, mandatorily convertible on May 19, 2015, or earlier at the option of the holders thereof. The conversion price for the Series A mandatory convertible preferred stock was $11.74 and $11.91 per share as of March 31, 2015 and March 31, 2014, respectively, and is subject to further adjustment pursuant to customary anti-dilution provisions.
(2) 6.45% Series B, 32,550 shares issued and outstanding as of March 31, 2015 and 2014, mandatorily convertible on November 3, 2018, or earlier at the option of the holders thereof, or, in certain circumstances, at our election on or after May 3, 2017. The conversion price for the Series B mandatory convertible preferred stock was $10.13 and $10.27 per share as of March 31, 2015 and March 31, 2014, respectively, and is subject to further adjustment pursuant to customary anti-dilution provisions.
(3) $0.0001 par value per share, 200,000,000 and 125,000,000 shares authorized as of March 31, 2015 and 2014 respectively.
(4) Common stock dividends were declared at the end of each quarter and paid in the following quarter. The amount declared and not paid is accrued on the consolidated balance sheet.
Share-based Compensation
During the three months ended March 31, 2015 and 2014, KW Group recognized $7.3 million and $1.7 million of compensation expense related to the vesting of restricted stock grants. The increase for the three months ended March 31, 2015 is due to $5.9 million of expense recognized during the first quarter of 2015 in relation to the 3.3 million shares of restricted stock grants issued in July of 2014 under Kennedy Wilson's Amended and Restated 2014 Equity Participation Plan.
Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net of taxes:

	Foreign Currency Translation	Currency Derivative Contracts	Marketable Securities	Total Accumulated Other Comprehensive Income
(Dollars in millions)
Balance at December 31, 2014	$(42.4)	$14.4	$(0.2)	$(28.2)
Unrealized (loss) gains, arising during the period	(175.2)	30.7	0.1	(144.4)
Amounts reclassified out of AOCI during the period	(0.3)	—	(0.1)	(0.4)
Taxes on unrealized gains (losses), arising during the period	70.3	(12.3)	—	58.0
Noncontrolling interest	73.4	(6.9)	—	66.5
Balance at March 31, 2015	$(74.2)	$25.9	$(0.2)	$(48.5)
The functional currencies for our interests in foreign operations include the euro, the British pound sterling, and the Japanese yen. The related amounts on KW Group's balance sheets are translated into U.S. dollars at the exchange rates at the respective financial statement date, while amounts on its statements of operations are translated at the average exchange rates during the respective period. The increase in the unrealized losses on foreign currency translation is a result of the strengthening of the U.S. dollar against the euro, the British pound and the Japanese yen during the three months ended March 31, 2015.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

In order to manage currency fluctuations, KW Group entered into currency derivative contracts to manage its exposure to currency fluctuations between its functional currency (U.S. dollars) and the functional currency (euros, GBP and Yen) of certain of its wholly-owned and consolidated subsidiaries. See note 6 for a more detailed discussion of KW Group's currency derivative contracts.
As discussed throughout this report, we are required under US GAAP to consolidate certain non-wholly owned subsidiaries or investments that we control.  As such, our financial statements reflect currency translation adjustments and related hedging activities on a gross basis. In many instances, these fluctuations are not reflective of the actual foreign currency exposure of the underlying consolidated subsidiary. For example, we are required to translate the activities of KWE into US dollars even though KWE does not invest in US dollar denominated assets.  Therefore, it is important to look at the provided currency translation and currency derivative adjustment information net of noncontrolling interests to get a more accurate understanding of the actual currency exposure for the Company.
Noncontrolling Interests
Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries, and are presented separately on KW Group's balance sheet. As of March 31, 2015 and December 31, 2014 KW Group had noncontrolling interest of $2.0 billion and $2.1 billion, respectively. The decrease in noncontrolling interest was due to $66.5 million of foreign currency losses, net of hedges allocated to noncontrolling interest holders, and $47.9 million of distributions made to noncontrolling interest holders, offset by $4.1 million of contributions made to noncontrolling interest holders. Additionally, the Company increased its ownership in KWE through the acquisition of $22.5 million worth of KWE shares from noncontrolling interest holders, thus reducing the noncontrolling interest.
Kennedy Wilson currently owns approximately 16.0% of KWE’s total issued share capital as of March 31, 2015.  Due to the terms provided in the investment management agreement between KWE and a wholly-owned subsidiary of Kennedy Wilson, the results of KWE are consolidated in KW Group's financial statements.

NOTE 12—EARNINGS PER SHARE

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

Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. Because KW Group incurred losses for the three months ended March 31, 2015, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding for that period. The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Dollars in millions, except share and per share amounts)	2015	2014
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(3.5)	$10.5
Net income and dividends allocated to participating securities	(0.6)	(0.2)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	(4.1)	10.3
Dividends declared on common shares	(11.8)	(8.0)
Undistributed (losses) earnings attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	$(15.9)	$2.3

Distributed earnings per share	$0.12	$0.09
Undistributed (losses) earnings per share	(0.17)	0.03
(Loss) income per basic	(0.05)	0.12

(Loss) income per diluted	$(0.05)	$0.12

Weighted average shares outstanding for basic	91,547,838	88,142,576
Weighted average shares outstanding for diluted(1)	91,547,838	89,422,885
Dividends declared per common share	$0.12	$0.09

(1) For the three months ended March 31, 2015, and 2014, a total of 12,212,481 and 11,100,074, respectively, potentially dilutive securities have not been included in the diluted weighted average shares as they are anti-dilutive. Potentially anti-dilutive securities include preferred stock and unvested restricted stock grants.
NOTE 13—SEGMENT INFORMATION
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
There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss since the December 31, 2014 financial statements.
KW INVESTMENTS—Kennedy Wilson invests its capital in real estate assets and loans secured by real estate either on its own or with equity partners through joint ventures, separate accounts, and commingled funds. For investments with equity partners we are typically the general partner or investment manager in these investments with a promoted interest in the profits of our investments beyond our ownership percentage. Kennedy Wilson has an average ownership interest across all investments of approximately 35%. Our equity partners include publicly traded companies, financial institutions, foundations, endowments, high net worth individuals and other institutional investors.
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
The following tables summarize income activity by segment and corporate for the three months ended March 31, 2015 and 2014 and balance sheet data as of March 31, 2015 and December 31, 2014:

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Investments
Rental	$90.4	$16.0
Hotel	23.4	9.3
Sale of real estate	2.1	11.3
Loan purchases, loan originations and other	5.4	1.7
Total revenue	121.3	38.3
Depreciation and amortization	(36.6)	(7.3)
Operating expenses	(59.8)	(36.1)
Income from unconsolidated investments	9.7	1.8
Operating income (loss)	34.6	(3.3)
Gain on sale of real estate	5.6	—
Acquisition-related gains	4.2	84.2
Acquisition-related expenses	(18.1)	(4.0)
Interest expense - investment	(19.4)	(5.3)
Other	0.8	0.8
Net income	7.7	72.4
Net (income) loss attributable to the noncontrolling interests	1.4	(37.4)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$9.1	$35.0

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Services
Investment management, property services and research fees (includes $9.5 and $7.3 of related party fees, respectively)	$16.4	$13.2
Total revenue	16.4	13.2
Operating expenses	(14.4)	(11.2)
Income from unconsolidated investments	1.5	1.0
Operating income	3.5	3.0
Net loss attributable to the noncontrolling interests	1.4	—
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$4.9	$3.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Corporate
Operating expenses	$(10.6)	$(6.2)
Operating loss	(10.6)	(6.2)
Interest expense-corporate	(13.0)	(10.5)
Loss before (provision for) benefit from income taxes	(23.6)	(16.7)
(Provision for) benefit from income taxes	8.1	(8.8)
Net loss	(15.5)	(25.5)
Preferred dividends and accretion of preferred stock issuance costs	(2.0)	(2.0)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(17.5)	$(27.5)

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Consolidated
Investment management, property services and research fees (includes $9.5 and $7.3 of related party fees, respectively)	$16.4	$13.2
Rental	90.4	16.0
Hotel	23.4	9.3
Sale of real estate	2.1	11.3
Loans and other	5.4	1.7
Total revenue	137.7	51.5
Operating expenses	84.8	53.5
Depreciation and amortization	36.6	7.3
Total operating expenses	121.4	60.8
Income from unconsolidated investments	11.2	2.8
Operating income (loss)	27.5	(6.5)
Gain on sale of real estate	5.6	—
Acquisition-related gain	4.2	84.2
Acquisition-related expenses	(18.1)	(4.0)
Interest expense - investment	(19.4)	(5.3)
Interest expense - corporate	(13.0)	(10.5)
Other	0.8	0.8
Income (loss) before benefit from income taxes	(12.4)	58.7
(Provision for) benefit from income taxes	8.1	(8.8)
Net (loss) income	(4.3)	49.9
Net (income) loss attributable to the noncontrolling interests	2.8	(37.4)
Preferred dividends and accretion of preferred stock issuance costs	(2.0)	(2.0)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(3.5)	$10.5

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)	March 31, 2015	December 31, 2014
Total Assets
Investments	$6,407.1	$6,017.9
Services	62.3	60.2
Corporate	211.2	254.0
Total assets	$6,680.6	$6,332.1
NOTE 14—INCOME TAXES
In determining quarterly provisions for income taxes, we calculate income tax expense based on actual year-to-date income and statutory tax rates. The year-to-date income tax expense also reflects our assessment of potential exposure for uncertain tax positions.
The fluctuations between periods in our income tax expense are mainly due to varying levels of income and amounts attributable to foreign sourced income and noncontrolling interests. Permanent differences that impact our income tax expense as compared to the U.S. federal statutory rate of 34% were not materially different in amount for all periods. The difference between the U.S. federal rate of 34% and our effective rate is attributable to the taxation of foreign sourced income being taxed at rates lower than the U.S. domestic rate and income attributable to noncontrolling interests. Our subsidiaries in Ireland, United Kingdom, Spain and Jersey are subject to corporate tax rates of 12.5%, 21.0%, 30.0%, and 0.0% respectively.
During the three months ended March 31, 2015, KW Group generated pretax book loss related to its domestic operations and, as a result, recorded a tax benefit on its domestic operations. KW Group generated pretax book income related to its foreign

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

operations in Japan, the United Kingdom, Ireland, Spain and Jersey. The foreign earnings consisted of meaningful income generated in foreign jurisdictions where we are not subject to tax and operating losses from rental operations and property management activities in the United Kingdom for which we recorded tax benefits. The operating loss in the United Kingdom was principally attributable to acquisition-related expenses associated with the acquisition of a portfolio of 171 commercial, retail, and industrial properties, which were expensed for financial reporting purposes and are expected to provide a future tax benefit. The increase in the deferred tax asset for the period was due to foreign currency translation losses.
U.S. domestic taxes have not been provided for in the consolidated tax provision on amounts earned directly by these subsidiaries since it is our plan to indefinitely reinvest amounts earned by these subsidiaries in the United Kingdom and Ireland operations. If these subsidiaries' cumulative earnings were repatriated to the United States additional U.S. domestic taxes of $3.4 million attributable to Kennedy Wilson would be incurred. Additionally, approximately $433.2 million of KW Group's consolidated cash and cash equivalents held by consolidated subsidiaries is held by our subsidiaries in the United Kingdom and Ireland and $18.0 million is held by our subsidiaries in Japan.
NOTE 15—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information include:

(1) Condensed consolidating balance sheets as of March 31, 2015 and December 31, 2014; consolidating statements of operations for the three months ended March 31, 2015 and 2014; consolidating statements of comprehensive income for the three months ended March 31, 2015 and 2014; and condensed consolidating statements of cash flows for the three months ended March 31, 2015 and 2014, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.
Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three months ended March 31, 2015 or 2014.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2015

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$22.2	$24.7	$148.1	$—	$195.0
Cash held by consolidated investments	—	—	—	474.9	—	474.9
Accounts receivable	—	—	27.7	29.9	—	57.6
Loan purchases and originations	—	38.5	20.7	314.6	(37.8)	336.0
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	574.8	4,201.6	—	4,776.4
Unconsolidated investments	—	11.8	331.9	143.1	—	486.8
Investments in and advances to consolidated subsidiaries	1,069.9	1,801.9	1,204.3	—	(4,076.1)	—
Other assets	—	3.9	38.8	311.2	—	353.9
Total assets	$1,069.9	$1,878.3	$2,222.9	$5,623.4	$(4,113.9)	$6,680.6

Liabilities and equity
Liabilities
Accounts payable, accrued expenses and other liabilities	$13.8	$107.8	$109.0	$11.7	$—	$242.3
Investment debt	—	—	310.3	2,400.2	(37.8)	2,672.7
Senior notes payable	—	702.4	—	—	—	702.4
Total liabilities	13.8	810.2	419.3	2,411.9	(37.8)	3,617.4

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,056.1	1,068.1	1,803.6	1,204.3	(4,076.1)	1,056.0
Noncontrolling interests	—	—	—	2,007.2	—	2,007.2
Total equity	1,056.1	1,068.1	1,803.6	3,211.5	(4,076.1)	3,063.2
Total liabilities and equity	$1,069.9	$1,878.3	$2,222.9	$5,623.4	$(4,113.9)	$6,680.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2014

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$38.2	$21.0	$115.4	$—	$174.6
Cash held by consolidated investments	—	—	—	763.1	—	763.1
Accounts receivable	—	—	31.5	24.1	—	55.6
Loan purchases and originations	—	38.5	20.6	292.1	(37.8)	313.4
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	474.5	3,753.6	—	4,228.1
Unconsolidated investments	—	9.3	328.7	154.2	—	492.2
Investments in and advances to consolidated subsidiaries	909.8	1,655.0	1,065.6	—	(3,630.4)	—
Other assets	—	63.7	40.6	200.8	—	305.1
Total assets	$909.8	$1,804.7	$1,982.5	$5,303.3	$(3,668.2)	$6,332.1

Liabilities
Accounts payable, accrued expense and other liabilities	$8.7	$67.5	$79.2	$109.5	$—	264.9
Senior notes payable	—	702.4	—	—	—	702.4
Investment debt	—	—	248.3	1,985.4	(37.8)	2,195.9
Line of credit	—	125.0	—	—	—	125.0
Total liabilities	8.7	894.9	327.5	2,094.9	(37.8)	3,288.2

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	901.1	909.8	1,655.0	1,065.6	(3,630.4)	901.1
Noncontrolling interests	—	—	—	2,142.8	—	2,142.8
Total equity	901.1	909.8	1,655.0	3,208.4	(3,630.4)	3,043.9
Total liabilities and equity	$909.8	$1,804.7	$1,982.5	$5,303.3	$(3,668.2)	$6,332.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Investment management, property services and research fees	$—	$—	$15.5	$0.9	$—	$16.4
Rental	—	—	11.7	78.7	—	90.4
Hotel	—	—	—	23.4	—	23.4
Sale of real estate	—	—	0.1	2.0	—	2.1
Loan purchases, loan originations and other	—	—	0.4	5.0	—	5.4
Total revenue	—	—	27.7	110.0	—	137.7
Operating expenses
Commission and marketing	—	—	1.0	0.4	—	1.4
Rental operating	—	—	5.0	19.6	—	24.6
Hotel operating	—	—	—	21.6	—	21.6
Cost of real estate sold	—	—	—	1.5	—	1.5
Compensation and related	7.3	6.2	10.0	2.7	—	26.2
General and administrative	—	3.3	3.1	3.1	—	9.5
Depreciation and amortization	—	0.2	5.2	31.2	—	36.6
Total operating expenses	7.3	9.7	24.3	80.1	—	121.4
Income from unconsolidated subsidiaries	—	0.6	8.9	1.7	—	11.2
Income from consolidated subsidiaries	3.0	12.5	2.9	—	(18.4)	—
Operating income (loss)	(4.3)	3.4	15.2	31.6	(18.4)	27.5
Non-operating income (expense)
Acquisition-related gains	—	—	—	4.2	—	4.2
Acquisition-related expenses	—	—	—	(18.1)	—	(18.1)
Interest expense-investment	—	—	(2.7)	(16.7)	—	(19.4)
Interest expense-corporate	—	(12.3)	—	(0.7)	—	(13.0)
Gain on sale of real estate	—	—	—	5.6	—	5.6
Other income / (expense)	—	1.2	0.1	(0.5)	—	0.8
Income (loss) before benefit from income taxes	(4.3)	(7.7)	12.6	5.4	(18.4)	(12.4)
(Provision for) benefit from income taxes	—	10.6	—	(2.5)	—	8.1
Net income (loss)	(4.3)	2.9	12.6	2.9	(18.4)	(4.3)
Net (income) loss attributable to the noncontrolling interests	—	—	—	2.8	—	2.8
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	(4.3)	2.9	12.6	5.7	(18.4)	(1.5)
Preferred dividends and accretion of preferred stock issuance costs	(2.0)	—	—	—	—	(2.0)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(6.3)	$2.9	$12.6	$5.7	$(18.4)	$(3.5)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Investment management, property services, and research fees	$—	$0.1	$13.1	$—	$—	$13.2
Rental	—	—	3.4	12.6	—	16.0
Hotel	—	—	—	9.3	—	9.3
Sale of real estate	—	—	0.7	10.6	—	11.3
Loan purchases, loan originations and other	—	0.1	0.5	1.1	—	1.7
Total revenue	—	0.2	17.7	33.6	—	51.5
Operating expenses
Commission and marketing	—	—	0.8	0.2	—	1.0
Rental operating	—	—	1.5	4.1	—	5.6
Hotel operating	—	—	—	8.5	—	8.5
Cost of real estate sold	—	—	0.7	9.0	—	9.7
Compensation and related	1.7	9.9	7.5	1.4	—	20.5
General and administrative	—	2.9	4.2	1.1	—	8.2
Depreciation and amortization	—	0.3	2.2	4.8	—	7.3
Total operating expenses	1.7	13.1	16.9	29.1	—	60.8
Income from unconsolidated investments, net of depreciation and amortization	—	—	1.7	1.1	—	2.8
Income from consolidated subsidiaries	51.6	81.9	77.0	—	(210.5)	—
Operating income (expense)	49.9	69.0	79.5	5.6	(210.5)	(6.5)
Non-operating income (expense)
Acquisition-related gains	—	—	3.7	80.5	—	84.2
Acquisition-related expense	—	—	(0.5)	(3.5)	—	(4.0)
Interest expense-investment	—	—	—	(5.3)	—	(5.3)
Interest expense-corporate	—	(10.5)	—	—	—	(10.5)
Gain (loss) on sale of real estate	—	—	—	—	—	—
Other income / (expense)	—	2.0	(1.2)	—	—	0.8
(Loss) income before benefit from income taxes	49.9	60.5	81.5	77.3	(210.5)	58.7
(Provision for) benefit from income taxes	—	(8.8)	—	—	—	(8.8)
Net (loss) income	49.9	51.7	81.5	77.3	(210.5)	49.9
Net income attributable to the noncontrolling interests	—	—	—	(37.4)	—	(37.4)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc.	49.9	51.7	81.5	39.9	(210.5)	12.5
Preferred dividends and accretion of preferred stock issuance costs	(2.0)	—	—	—	—	(2.0)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$47.9	$51.7	$81.5	$39.9	$(210.5)	$10.5

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$(4.3)	$2.9	$12.6	$2.9	$(18.4)	$(4.3)

Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation (loss) gain	(104.9)	(104.9)	(42.0)	(20.9)	167.8	(104.9)
Amounts reclassified out of AOCI during the period	(0.3)	(0.3)	(0.3)	—	0.6	(0.3)
Unrealized currency derivative contracts gain (loss)	18.4	18.4	26.3	(7.9)	(36.8)	18.4
Total other comprehensive (loss) income for the period	$(86.8)	$(86.8)	$(16.0)	$(28.8)	$131.6	$(86.8)

Comprehensive (loss) income	$(91.1)	$(83.9)	$(3.4)	$(25.9)	$113.2	$(91.1)
Comprehensive loss attributable to noncontrolling interests	—	—	—	69.3	—	69.3
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(91.1)	$(83.9)	$(3.4)	$43.4	$113.2	$(21.8)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income (loss)	$49.9	$51.7	$81.5	$77.3	$(210.5)	$49.9

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation (loss) gains	(1.2)	(1.2)	(5.1)	(0.9)	7.2	(1.2)
Amounts reclassified out of AOCI during the period	1.2	1.2	—	1.2	(2.4)	1.2
Unrealized currency derivative contracts (loss) gain	(1.5)	(1.5)	2.4	—	(0.9)	(1.5)
Total other comprehensive income for the period	$(1.5)	$(1.5)	$(2.7)	$0.3	$3.9	$(1.5)

Comprehensive (loss) income	$48.4	$50.2	$78.8	$77.6	$(206.6)	$48.4
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(37.4)	—	(37.4)
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$48.4	$50.2	$78.8	$40.2	$(206.6)	$11.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash provided by (used in) operating activities	$5.1	$72.4	$50.0	$(144.1)	$(16.6)
Cash flows from investing activities:
Additions to loans	—	—	—	(87.5)	(87.5)
Nonrefundable escrow deposits	—	—	(7.5)	—	(7.5)
Net proceeds from sale of real estate	—	—	—	34.4	34.4
Proceeds from settlement of foreign forward contracts	—	17.9	—	12.2	30.1
Purchases of foreign currency options	—	(3.6)	—	—	(3.6)
Purchases of and additions to real estate	—	—	(6.9)	(750.2)	(757.1)
Proceeds from sale of marketable securities	—	—	6.2	—	6.2
Distributions from unconsolidated investments	—	—	4.4	3.6	8.0
Contributions to unconsolidated investments	—	(1.5)	(12.2)	(1.5)	(15.2)
(Investments in) distributions from consolidated subsidiaries, net	(178.4)	24.4	(29.2)	183.2	—
Net cash (used in) provided by investing activities	(178.4)	37.2	(45.2)	(605.8)	(792.2)
Cash flows from financing activities:
Borrowings under line of credit	—	25.0	—	—	25.0
Repayment of line of credit	—	(150.0)	—	—	(150.0)
Borrowings under investment debt	—	—	—	843.6	843.6
Repayment of investment debt	—	—	(1.1)	(245.5)	(246.6)
Debt issue costs	—	(0.6)	—	(8.6)	(9.2)
Issuance of common stock	187.1	—	—	—	187.1
Repurchase of common stock	(3.1)	—	—	—	(3.1)
Dividends paid	(10.7)	—	—	—	(10.7)
Acquisition of KWE shares from noncontrolling interest holders	—	—	—	(22.5)	(22.5)
Contributions from noncontrolling interests, excluding KWE	—	—	—	4.1	4.1
Distributions to noncontrolling interests	—	—	—	(47.9)	(47.9)
Net cash provided by financing activities	173.3	(125.6)	(1.1)	523.2	569.8
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(28.8)	(28.8)
Net change in cash and cash equivalents	—	(16.0)	3.7	(255.5)	(267.8)
Cash and cash equivalents, beginning of year	—	38.2	21.0	878.5	937.7
Cash and cash equivalents, end of period	$—	$22.2	$24.7	$623.0	$669.9

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash provided (used in) by operating activities	$(0.3)	$(51.2)	$(5.8)	$20.4	$(36.9)
Cash flows from investing activities:
Additions to loans	—	—	(5.7)	(152.9)	(158.6)
Collections of loans	—	0.1	0.1	—	0.2
Net proceeds from sale of real estate	—	—	—	10.0	10.0
Purchases of and additions to real estate	—	—	(13.4)	(354.3)	(367.7)
Distributions from unconsolidated investments	—	—	5.6	5.4	11.0
Contributions to unconsolidated investments	—	(2.0)	(6.8)	(58.3)	(67.1)
Investment in marketable securities	—	—	(4.5)	—	(4.5)
(Investments in) distributions from consolidated subsidiaries, net	(180.2)	(37.8)	(42.9)	260.9	—
Net cash (used in) provided by investing activities	(180.2)	(39.7)	(67.6)	(289.2)	(576.7)
Cash flows from financing activities:
Borrowings under line of credit	—	90.0	—	—	90.0
Repayment of lines of credit	—	(90.0)	—	—	(90.0)
Borrowings under investment debt	—	—	18.0	177.8	195.8
Borrowings under senior notes payable	—	297.2	—	—	297.2
Debt issue costs	—	(6.2)	(0.2)	(3.2)	(9.6)
Repayment of investment debt	—	—	—	(5.5)	(5.5)
Issuance of common stock	190.8	—	—	—	190.8
Dividends paid	(7.8)	—	—	—	(7.8)
Repurchase of common stock	(2.5)	—	—	—	(2.5)
Proceeds from issuance of KWE shares	—	—	—	1,350.7	1,350.7
Contributions from noncontrolling interests, excluding KWE	—	—	—	2.9	2.9
Distributions to noncontrolling interests	—	—	—	(2.8)	(2.8)
Net cash provided by (used in) financing activities	180.5	291.0	17.8	1,519.9	2,009.2
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(0.7)	(0.7)
Net change in cash and cash equivalents	—	200.1	(55.6)	1,250.4	1,394.9
Cash and cash equivalents, beginning of period	—	48.2	77.2	52.8	178.2
Cash and cash equivalents, end of period	$—	$248.3	$21.6	$1,303.2	$1,573.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 16—SUBSEQUENT EVENTS
On April 8, 2015, entities controlled by the Company entered into agreements to sell all of their equity interests in 50 multifamily buildings, totaling 2,410 units, located throughout Japan (the “Portfolio”) in a transaction which values the Portfolio at 58.5 billion JPY (approximately $487.9 million), including the assumption of approximately 27.7 billion JPY (approximately $231.0 million) of mortgage debt and net assets. The Company expects to receive pre-tax net proceeds of approximately $105.0 million (for its 41% ownership interests in the entities). The closing of the transaction is expected to be consummated in the second quarter of 2015, subject to customary closing conditions. As a part of this transaction, the Company expects to invest approximately $7 million alongside the purchaser to retain approximately 5% of the equity interests in the Portfolio. In addition, a wholly-owned subsidiary of the Company is expected to enter into an asset management agreement with the purchaser to provide asset management services for an initial term of three years.

On April 9, 2015, the underwriter of the Company’s March 2015 public offering of 7,500,000 common stock fully exercised its option to purchase up to an additional 1,125,000 shares from the Company.  The Company’s sale of these additional shares was consummated on April 14, 2015 and raised net proceeds of $28.1 million, after deducting underwriting discounts and commissions.

The Company evaluated subsequent events through the date these financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations contains forward-looking statements within the meaning of the federal securities laws. See the discussion under the heading “Forward-looking Statements” elsewhere in this report. Unless specifically noted otherwise, as used throughout this Management’s Discussion and Analysis section, “we,” “our,” "us," "the Company" or “Kennedy Wilson” refers to Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries. “KWE” refers to Kennedy Wilson Europe Real Estate plc, a London Stock Exchange listed company that we externally manage through a wholly-owned subsidiary. “KW Group” refers to the Company and its subsidiaries that are consolidated in its financial statements under U.S. GAAP (including KWE). “Equity partners” refers to the subsidiaries that we consolidate in our financial statements under U.S. GAAP (other than wholly-owned subsidiaries), including KWE, and third-party equity providers.  Please refer to “Non-GAAP Measures and Certain Definitions” for definitions of certain terms used throughout this Management’s Discussion and Analysis Section.
Overview
Kennedy Wilson is a vertically integrated global real estate investment and services company with approximately $18 billion in assets under management.  Founded in 1977, we have owned and operated real estate related investments for over 37 years on behalf of our shareholders and our clients. We have over 450 employees in 25 offices throughout the United States, the United Kingdom, Ireland, Spain, Jersey and Japan and manage and work with over 4,000 operating associates. We focus on adding value for our shareholders through opportunistic investing and strategic asset management. Also, our services business creates additional value through fee generation.

The following is our business model:

•	Identify countries and markets with an attractive investment landscape

•	Establish operating platforms and service businesses in our target markets

•	Develop local intelligence and create long-lasting relationships; primarily with financial institutions

•
Leverage relationships and local knowledge to drive proprietary investment opportunities with a focus on off-market transactions that we expect will result in above average cash flows and returns over the long term

•
Acquire high quality assets, either on our own or with strategic partners, utilizing cash from our balance sheet (funded by cash flows from operations, refinancing of current investments or the sale of equity or debt securities) and typically financing them on a long-term basis

•	Reposition assets and enhance cash flows post-acquisition

•	Continuously evaluate and selectively harvest asset and entity value through strategic realizations utilizing both the public and private markets

•
Utilize our services businesses to meet client needs, strengthen relationships with financial institutions, and position the Company as a valuable resource and partner to these institutions for any future real estate opportunities

The real estate business is cyclical. Real estate cycles are generally impacted by many factors including availability of equity and debt capital, borrowing cost, rent levels, and asset values. Our strategy has resulted in a strong track record of creating both asset and entity value for the benefit of our shareholders and partners over these various real estate cycles.
Kennedy Wilson Europe Real Estate Plc (LSE: KWE)
KWE closed its initial public offering in February 2014 and a follow-on offering in October 2014, raising an aggregate of approximately $2.2 billion in gross proceeds.  KWE, whose ordinary shares are listed on the London Stock Exchange’s main market and who is a member of the FTSE 250 Index, acquires real estate and real estate-related assets in Europe. Since its launch in February 2014 through March 31, 2015, KWE has acquired 250 direct real estate assets with approximately 9.4 million square feet and four loan portfolios secured by 36 real estate assets totaling $3.2 billion in purchase price (primarily located in the UK and Ireland), which KWE currently expects to produce approximately $200 million of annualized net operating income (net rental income for property portfolios, EBITDA for hotels and interest income for loan portfolios). As of March 31, 2015, Kennedy Wilson owns approximately 21.7 million ordinary shares of KWE (with a cost basis of $359.0 million) or approximately 16.0% of the total issued share capital of KWE.
KWE is externally managed by one of our wholly-owned subsidiaries whom we refer to as KWE Manager pursuant to an investment management agreement pursuant to which we will be entitled to receive certain management and performance fees.  KWE Manager is entitled to an annual management fee (payable quarterly in arrears) equal to 1% of KWE’s adjusted net asset value (reported by KWE to be $2.1 billion at March 31, 2015) and certain performance fees.  The management fee payable to KWE Manager is paid half in cash and half in shares of KWE.  During the first quarter, KWH earned $5.4 million in management fees and no performance fees. Since KWE's inception through March 31, 2015, KWH earned approximately $19.4 million in management fees and no performance fees.

We are also entitled to receive an annual performance fee equal to 20% of the lesser of (i) the excess of the shareholder return for the relevant year (defined as the change in KWE’s adjusted net asset value per ordinary share plus dividends paid) over a 10% annual return hurdle, and (ii) the excess of year-end adjusted net asset value per ordinary share over a “high water mark.”  The performance fee is payable in shares of KWE that vest equally over a three-year period. No such fee has been earned by Kennedy Wilson as of March 31, 2015. The Company expects to allocate up to thirty percent (30%) of any performance fees earned with respect to its management of KWE to certain employees of the Company.  Allocations to any employee will be made and determined by the compensation committee of the Company’s board of directors.  As of March 31, 2015, the Company has not allocated any share of the performance fees to any individual.
Due to the terms of the investment management agreement and Kennedy Wilson's equity ownership interest in KWE, pursuant to the guidance set forth in FASB Accounting Standards Codification Subtopic 810 - Consolidation (“Subtopic 810”), the results and financial position of KWE are consolidated in our financial statements. As such, fees earned by KWE Manager are eliminated in the attached consolidated financial statements. Pursuant to the investment management agreement, subject to certain exceptions, KWE will be provided priority access to all real estate or real estate loan opportunities sourced by us in Europe that are within the parameters of KWE’s investment policy. Compensation and certain general and administrative expenses relating to KWE is borne by Kennedy Wilson as employees of the Company work on behalf of KWE Manager.
The following condensed financial statements show KWE's financial position and results of operations in the context of the Company's consolidated financial statements as a whole:

	As of March 31, 2015 (unaudited)
(Dollars in millions)	KWE	Non-KWE (1)	Total KWH
Cash(2)	$399.0	$270.9	$669.9
Loan purchases and originations	313.9	22.1	336.0
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	2,440.7	2,335.7	4,776.4
Other assets(3)	272.1	626.2	898.3
Total assets	$3,425.7	$3,254.9	$6,680.6

Investment debt	1,282.2	1,390.5	2,672.7
Other liabilities(4)	138.3	806.4	944.7
Total liabilities	1,420.5	2,196.9	3,617.4

Kennedy-Wilson Holdings Inc. shareholders' equity	347.3	757.2	1,104.5
Accumulated other comprehensive income	(20.7)	(27.8)	(48.5)
Noncontrolling interests	1,678.6	328.6	2,007.2
Total equity	2,005.2	1,058.0	3,063.2
Total liabilities and equity	$3,425.7	$3,254.9	$6,680.6
(1) Consists of investments that are consolidated in our financial statements and investments that are held through joint ventures.
(2) Includes cash and cash equivalents and cash held by consolidated investments
(3) Includes accounts receivable, unconsolidated investments, and other assets
(4) Includes accounts payable, accrued expenses, other liabilities, and senior notes payable

	Three Months Ended March 31, 2015
(Dollars in millions)	KWE	Non-KWE	Fee Elimination	Total KWH
Revenues	$55.2	$87.9	$(5.4)	$137.7
Operating expenses (excluding depreciation and amortization)	(18.4)	(66.4)	—	(84.8)
Depreciation and amortization	(19.0)	(17.6)	—	(36.6)
Income from unconsolidated investments	0.4	10.8	—	11.2
Operating income	18.2	14.7	(5.4)	27.5
Gain on sale of real estate	5.6	—	—	5.6
Acquisition-related gains	4.2	—	—	4.2
Acquisition-related expenses	(17.6)	(0.5)	—	(18.1)
Interest expense - investment	(8.2)	(11.2)	—	(19.4)
Management fees	(5.4)	—	5.4	—
Other non-operating income (expense)	(2.5)	(1.6)	—	(4.1)
Net (loss) income	(5.7)	1.4	—	(4.3)
Additionally, prior to KWE's formation, the Company directly invested in 15 properties, four loan pools and a servicing platform in Europe that have total assets of $890.6 million included in the Company's consolidated balance sheet and $282.7 million of equity as of March 31, 2015. As of March 31, 2015, the Company's weighted average ownership in these investments was 59.9%.
Key Segments: Investments and Services
Our operations are defined by two core business segments, KW investments and KW services, which work closely together to identify attractive investment markets and opportunities across the world:

KW Investments
Kennedy Wilson invests its capital in real estate assets and loans secured by real estate either on its own or with equity partners through joint ventures, separate accounts, and commingled funds. For investments with equity partners we are typically the general partner or investment manager in these investments with a promoted interest in the profits of our investments beyond our ownership percentage. The Company has an average ownership interest across all investments of approximately 35%. Our equity partners include publicly traded companies, financial institutions, foundations, endowments, high net worth individuals and other institutional investors.
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
Hotel
We acquire hotels in certain opportunistic situations in which we were able purchased at a discount or can implement our value-add investment approach.
Residential and Other

In certain cases, we may pursue for sale housing acquisition opportunities, including land for entitlements, finished lots, urban infill condominium sites and partially finished and finished condominium projects. This group also includes our investment in marketable securities.
The following table describes our investment account (Kennedy Wilson's equity in real estate and loans secured by real estate), which includes the following financial statement captions and is derived from the consolidated balance sheets, as of March 31, 2015 and December 31, 2014:

(Dollars in millions)	March 31, 2015	December 31, 2014
Real estate and acquired in-place lease values, gross of accumulated depreciation and amortization of $150.9 and $121.8, respectively	$4,927.3	$4,349.9
Loan purchases and originations	336.0	313.4
Investment debt	(2,672.7)	(2,195.9)
Cash held by consolidated investments	474.9	763.1
Unconsolidated investments(1), gross of accumulated depreciation and amortization of $75.3 and $69.4, respectively	534.1	532.7
Hedge asset	35.1	30.6
Other(2)	80.7	83.9
Consolidated investment account	3,715.4	3,877.7
Less:
Noncontrolling interests on investments, gross of depreciation and amortization of $63.3 and $50.6, respectively	(2,070.5)	(2,193.4)
Investment account	$1,644.9	$1,684.3

(1) Excludes $28.0 million and $28.9 million related to our investment in a servicing platform in Spain, as of March 31, 2015 and December 31, 2014, respectively.
(2) Includes the Company's marketable securities, which are part of other assets, as well as net other assets of consolidated investments.
The following table breaks down our investment account information derived from the consolidated balance sheet, by investment type and geographic location as of March 31, 2015 (1):

(Dollars in millions)	Commercial	Multifamily	Loans Secured by Real Estate	Residential and Other	Hotel	Total
Western U.S.	$244.0	$397.7	$72.8	$142.9	$39.9	$897.3
Japan	3.5	77.7	—	0.4	—	81.6
United Kingdom	224.7	3.6	61.1	9.2	8.4	307.0
Ireland	61.2	43.7	21.4	28.2	91.3	245.8
Subtotal	$533.4	$522.7	$155.3	$180.7	$139.6	$1,531.7
KW share of cash held by consolidated investments						113.2
Total						$1,644.9
(1) The figures in the investment account detail above include investments that were made and are directly held by KWE.  Please refer to the table below for details of these investments.
The following table relates to KW's share of investments made and held directly by KWE based on our 16.0% ownership interest in KWE as of March 31, 2015 as also reflected in the table directly above.

	Commercial	Multifamily	Loans Secured by Real Estate	Residential and Other	Hotel	Total
United Kingdom	$137.9	$—	$41.4	$—	$7.9	$187.2
Ireland	34.2	7.8	13.5	3.5	6.5	65.5
Subtotal	$172.1	$7.8	$54.9	$3.5	$14.4	$252.7
KW share of cash held by consolidated investments						63.9
Total						$316.6

The following table breaks down our investment account information derived from the consolidated balance sheet, by investment type and geographic location as of December 31, 2014(1):

(Dollars in millions)	Commercial	Multifamily	Loans Secured by Real Estate	Residential and Other	Hotel	Total
Western U.S.	$229.1	$411.2	$75.2	$145.0	$38.3	$898.8
Japan	3.6	80.9	—	0.4	—	84.9
United Kingdom	190.7	3.4	42.9	8.6	7.1	252.7
Ireland	67.0	71.8	30.8	29.9	96.2	295.7
Subtotal	$490.4	$567.3	$148.9	$183.9	$141.6	$1,532.1
KW share of cash held by consolidated investments						152.2
Total						$1,684.3
(1) The figures in the investment account detail above include investments that were made and are directly held by KWE.  Please refer to the table below for details of these investments.

The following tables relate to KW's share of investments made and held directly by KWE based on our 14.9% ownership interest in KWE as of December 31, 2014 as also reflected in the table directly above.

	Commercial	Multifamily	Loans Secured by Real Estate	Residential and Other	Hotel	Total
United Kingdom	$102.1	$—	$25.9	$—	$6.9	$134.9
Ireland	26.9	8.0	21.9	2.8	5.1	64.7
Subtotal	$129.0	$8.0	$47.8	$2.8	$12.0	$199.6
KW share of cash held by consolidated investments						102.3
Total						$301.9
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

Selected Financial Data
In order help the user of the financial statements understand the growth of company we have included certain five-year selected financial data. The following tables show selected financial items for the three months ended March 31, 2015 through 2010:

	Three months ended March 31,
(in millions, except per share amounts)	2015	2014	2013	2012	2011
Revenues	$137.7	$51.5	$22.4	$11.8	$8.7
Net income	(4.3)	49.9	(2.6)	1.5	2.1
Basic income (loss) per share of common stock	(0.05)	0.12	(0.06)	(0.06)	(0.02)
Consolidated EBITDA	71.8	107.6	30.1	18.3	13.9
Consolidated EBITDA annual (decrease) increase	(33)%	257%	64%	32%	769%
Adjusted EBITDA	53.7	69.2	$32.9	$16.4	$14.0
Adjusted EBITDA annual (decrease) increase	(22)%	110%	101%	17%	175%
The following tables show selected financial items as of March 31, 2015 and the years ended 2014 through 2010:

	March 31,	Year Ended December 31,
(in millions)	2015	2014	2013	2012	2011
Cash and cash equivalents	$669.9	$937.7	$178.2	$120.9	$115.9
Total assets	6,680.6	6,332.1	1,798.8	1,283.8	792.8
Investment debt	2,672.7	2,195.9	401.8	236.5	30.7
Unsecured corporate debt	702.4	827.4	449.0	449.6	289.4
Kennedy Wilson equity	1,056.0	901.1	768.3	509.7	410.2
Noncontrolling interests	2,007.2	2,142.8	50.6	9.1	3.4
Total equity	3,063.2	3,043.9	818.9	518.8	413.6
Common shares outstanding	103.5	96.1	82.6	63.8	51.8
The following table shows our investment account (excluding KW's share of cash held by consolidated investments) by region as of March 31, 2015 and the years ended 2014 through 2010:

	Three Months Ended March 31,		Year Ended December 31,
(in millions)	2015	%	2014	%	2013	%	2012	%	2011	%	2010	%
Western U.S.	$897.3	59%	$898.8	59%	$793.2	67%	$529.7	63%	$378.4	65%	$249.3	69%
United Kingdom	307.0	20%	252.7	16%	135.7	11%	120.4	15%	60.0	10%	—	—%
Ireland	245.8	16%	295.7	19%	161.8	14%	76.2	9%	23.0	4%	—	—%
Japan	81.6	5%	84.9	6%	96.3	8%	111.3	13%	121.4	21%	114.4	31%
Total	$1,531.7	100%	$1,532.1	100%	$1,187.0	100%	$837.6	100%	$582.8	100%	$363.7	100%

Foreign currency and currency derivative instruments
Please refer to item 3. Quantitative and Qualitative Disclosures About Market Risk for our discussion regarding foreign currency and currency derivative instruments.

Certain 1Q Highlights

•
During the three months ended March 31, 2015, the Company and its equity partners (including KWE) completed approximately $1.1 billion of investment transactions. The Company invested $36.7 million in $922.9 million of acquisitions and received $14.8 million from $227.3 million of dispositions.

•
The Company and its equity partners completed financings totaling approximately $879 million during the first quarter. Investment-level acquisition financings totaled $582.6 million (64% fixed-rate), with a weighted-average interest rate of 2.99% and a weighted-average maturity of 5.5 years. The Company and its equity partners also refinanced $296.2 million (100% fixed-rate) of investment-level debt, with a resulting weighted-average fixed interest rate of 2.90% and weighted-average maturity of 10.3 years. The loan terms prior to refinancing were $229.1 million of debt with a weighted-average interest rate of 5.41% and a weighted-average maturity of 4.9 years.

•
The Company and its equity partners acquired approximately $922.9 million of real estate related investments (including $819.7 million acquired by KWE), which based on our acquisition diligence, we estimate had annualized net operating income (at acquisition) of $67.4 million. The Company invested $36.7 million of equity representing an approximate 19% weighted-average ownership stake. The Company's investments for the quarter were directed 69% to the United Kingdom and Ireland and 31% to the Western U.S.

•
The Company and its equity partners sold six commercial properties, three multifamily properties, one condo unit, and seven residential investment which resulted in gross sales proceeds of $227.3 million. These investments had annualized net operating income (at the time of sale) of $9.3 million and the Company had a weighted-average ownership of 15% in these investments. The Company’s share of the net proceeds (after repayment of debt) was $14.8 million including promoted interests (compared to $9.5 million of net book value).

Recent Developments

•
In January 2015, Kennedy Wilson entered into a purchase agreement with a wholly-owned subsidiary of Winthrop Realty Trust to acquire a 61.5% interest in Vintage Housing Holdings, LLC ("VHH") for approximately $86 million. VHH owns certain interests in 30 multifamily properties totaling 5,485 units, which have been capitalized using tax credit financing. During fiscal year 2014, the portfolio produced net operating income of approximately $32 million. During the quarter, the Company made a non-refundable deposit of $7.5 million and expects the acquisition to close during the second quarter, subject to certain customary closing conditions.

•
On April 8, 2015, entities controlled by the Company entered into agreements to sell all of their equity interests in 50 multifamily buildings, totaling 2,410 units, located throughout Japan (the “Portfolio”) in a transaction which values the Portfolio at 58.5 billion JPY (approximately $487.9 million), including the assumption of approximately 27.7 billion JPY (approximately $231.0 million) of mortgage debt and net assets. The Company expects to receive pre-tax net proceeds of approximately $105.0 million (for its 41% ownership interests in the entities). The closing of the transaction is expected to be consummated in the second quarter of 2015, subject to customary closing conditions. As a part of this transaction, the Company expects to invest approximately $7 million alongside the purchaser to retain approximately 5% of the equity interests in the Portfolio. In addition, a wholly-owned subsidiary of the Company will enter into an asset management agreement with the purchaser to provide asset management services for an initial term of three years.

•	Subsequent to quarter-end, the underwriters fully exercised their option to purchase additional shares, resulting in an additional 1.1 million shares being sold for gross proceeds of $28.7 million.

The following tables summarize KW Group's revenue, operating expenses, non-operating expenses, operating income (loss) and net income (loss) and calculate EBITDA and Adjusted EBITDA by segment for three months ended March 31, 2015 and 2014 and is intended to be helpful in understanding the year over year explanations following the tables:

	Three Months Ended March 31, 2015
(Dollars in millions)	Investments	Services	Corporate	Total

Investment management, property services and research fees	$—	$16.4	$—	$16.4
Rental	90.4	—	—	90.4
Hotel	23.4	—	—	23.4
Sale of real estate	2.1	—	—	2.1
Loans and other	5.4	—	—	5.4
Revenue	121.3	16.4	—	137.7
Operating expenses	(96.4)	(14.4)	(10.6)	(121.4)
Income from unconsolidated investments, net of depreciation and amortization	9.7	1.5		11.2
Operating income	34.6	3.5	(10.6)	27.5
Non-operating income (expense):
Acquisition - related gains	4.2	—	—	4.2
Other non-operating expenses	(31.1)	—	(13.0)	(44.1)
(Provision for) benefit from income taxes	—	—	8.1	8.1
Total non-operating income	(26.9)	—	(4.9)	(31.8)
Net income	7.7	3.5	(15.5)	(4.3)
Add back (less):
Interest expense-investment	19.4	—	—	19.4
Interest expense - corporate	—	—	13.0	13.0
Kennedy Wilson's share of interest expense included in unconsolidated investments	6.2	0.2	—	6.4
Depreciation and amortization	36.6	—	—	36.6
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	8.1	0.7	—	8.8
(Provision for) benefit from income taxes	—	—	(8.1)	(8.1)
Fees eliminated in consolidation	(7.0)	7.0	—	—
Consolidated EBITDA (1)	71.0	11.4	(10.6)	71.8
Add back (less):
EBITDA attributable to noncontrolling interests(2)	(26.8)	1.4	—	(25.4)
Stock based compensation	—	—	7.3	7.3
Adjusted EBITDA(1)	$44.2	$12.8	$(3.3)	$53.7
(1)See Non-GAAP Measures section for definitions and discussion of Consolidated EBITDA and Adjusted EBITDA
(2)$28.2 million of depreciation, amortization and interest for the three months ended March 31, 2015.

	Three Months Ended March 31, 2014
(Dollars in millions)	Investments	Services	Corporate	Total

Investment management, property services and research fees	$—	$13.2	$—	$13.2
Rental	16.0	—	—	16.0
Hotel	9.3	—	—	9.3
Sale of real estate	11.3	—	—	11.3
Loans and other	1.7	—	—	1.7
Revenue	38.3	13.2	—	51.5
Operating expenses	(43.4)	(11.2)	(6.2)	(60.8)
Income from unconsolidated investments, net of depreciation and amortization	1.8	1.0	—	2.8
Operating income	(3.3)	3.0	(6.2)	(6.5)
Non-operating income (expense):
Acquisition - related gains	84.2	—	—	84.2
Other non-operating expenses	(8.5)	—	(10.5)	(19.0)
(Provision for) benefit from income taxes	—	—	(8.8)	(8.8)
Total non-operating income	75.7	—	(19.3)	56.4
Net income (loss)	72.4	3.0	(25.5)	49.9
Add back (less):
Interest expense-investment	5.3	—	—	5.3
Interest expense - corporate	—	—	10.5	10.5
Kennedy Wilson's share of interest expense included in unconsolidated investments	10.6	0.4	—	11.0
Depreciation and amortization	7.3	—	—	7.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	14.1	0.7	—	14.8
(Provision for) benefit from income taxes	—	—	8.8	8.8
Fees eliminated in consolidation	(1.6)	1.6	—	—
Consolidated EBITDA (1)	108.1	5.7	(6.2)	107.6
Add back (less):
EBITDA attributable to noncontrolling interests(2)	(40.1)	—	—	(40.1)
Stock based compensation	—	—	1.7	1.7
Adjusted EBITDA(1)	$68.0	$5.7	$(4.5)	$69.2
(1)See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Consolidated EBITDA and Adjusted EBITDA
(2)$2.7 million of depreciation, amortization and interest for the three months ended March 31, 2014.
KW Group Consolidated Financial Results: Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Adjusted EBITDA was $53.7 million, a 22% decrease from $69.2 million for the same period in 2014, which includes acquisition-related gains (net of non-controlling interest) of $0.6 million and $43.9 million for the first quarter of 2015 and 2014, respectively. Excluding the acquisition-related gains, Adjusted EBITDA increased due to strong same property performance and the additional net operating income from assets acquired subsequent to the prior period. For same property multifamily units, total revenues increased 8%, net operating income increased 11% and occupancy remained at 95% from the same period in 2014. For same property commercial real estate, total revenues increased 4%, net operating income increased 6% and occupancy increased 2% to 89% from the same period in 2014.
Revenues
Investments Segment Revenues
Rental income was $90.4 million for the three months ended March 31, 2015 as compared to $16.0 million for the same period in 2014. The $74.4 million increase is primarily due to new acquisitions and consolidations subsequent to the first quarter of 2014 and also due to the launch of KWE in February of 2014. KWE had total acquisitions of $3.2 billion from February 2014 through March 31, 2015. KW Group increased rental income 6.2% on properties with 6,238 same-store units in its consolidated multifamily portfolio and 5.9% on 3.0 million same-store square feet on its consolidated commercial properties.
Hotel income was $23.4 million for the three months ended March 31, 2015 as compared to $9.3 million for the same period in 2014. The $14.1 million increase is primarily due to the acquisition of 3 hotels subsequent to the first quarter of 2014.
    During the three months ended March 31, 2015, we sold one condominium unit generating $2.1 million of proceeds.
Loan and other income was $5.4 million for the three months ended March 31, 2015 as compared to $1.7 million for the same period in 2014. The increase in income was mainly due to the interest earned on notes KWE acquired in the second quarter and third quarter of 2014.
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

•	brokerage services, including innovative marketing programs tailored to client objectives for all types of investment grade and income producing real estate.

The following table shows Adjusted Fees for the three month periods ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
Investment management, property services and research fees - third party	$6.9	$5.9
Investment management, property services and research fees - related party	9.5	7.3
Investment management, property services and research fees	16.4	13.2
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation(1)	7.0	1.6
Kennedy Wilson's share of fees in unconsolidated service businesses	3.7	3.4
Adjusted Fees(2)	$27.1	$18.2
(1) The three months ended March 31, 2015 and 2014 includes $4.9 million and $0.3 million, respectively, of fees recognized in net (income) loss attributable to noncontrolling interests relating to portion of fees paid by noncontrolling interest holders in KWE and equity partner investments.

(2)See Non-GAAP Measures section for definitions and discussion of Adjusted Fees
Third Party Services - These are fees earned from third parties and relate to assets in which Kennedy Wilson does not have an ownership interest.
KW Group's third party fees increased 17% to $6.9 million during the three months ended March 31, 2015 as compared to approximately $5.9 million for the same period in 2014.
Related Party Services
Related party fees generated revenues of $9.5 million during the three months ended March 31, 2015 as compared to $7.3 million for the same period in 2014. Fees earned from investments that were eliminated in consolidation totaled $7.0 million compared to $1.6 million for the same period in 2014. The increase is primarily due to fees earned with respect to Kennedy Wilson's external management of KWE. In accordance with U.S. GAAP, these fees were excluded from total fees of $9.5 million and $7.3 million, respectively.
Operating Expenses
Investments Segment Operating Expenses

Operating expenses for the three months ended March 31, 2015 increased to $96.4 million compared to $43.4 million for the same period in 2014. The increase is primarily attributable to the following:
Rental operating expenses increased by $19.0 million, and depreciation and amortization increased by $29.3 million due to the acquisitions and consolidations during 2014 and the launch of KWE in February of 2014, which acquired $3.2 billion in real estate and real estate-related investment from February 2014 through March 31, 2015.
Services Segment Operating Expenses
Operating expenses for the three months ended March 31, 2015 were $14.4 million as compared to $11.2 million for the same period in 2014. The increase is attributable to the following:
Compensation and related expenses increased by $2.4 million primarily due to an increase in personnel related to the launch of KWE in February 2014 and it's subsequent growth. Additionally, we have grown the sales team in our Meyers Research subsidiary in conjunction the launch of Zonda, our proprietary iPad application that provides market research insight for the homebuilding industry with real-time data on over 250 metrics impacting the housing market on a national and local level.
Corporate Operating Expenses
Operating expenses for the three months ended March 31, 2015 were approximately $10.6 million as compared to $6.2 million for the same period in 2014. Compensation and related expenses increased by $4.3 million primarily due to share-based compensation expense recognized during the first quarter of 2015 related to the 3.3 million shares of restricted stock grants issued in July of 2014 under Kennedy Wilson's Amended and Restated 2014 Equity Participation Plan.
Income from Unconsolidated Investments
Investments Segment Income from Unconsolidated Investments
During the three months ended March 31, 2015, income from unconsolidated investments (which includes both joint-venture investments and loan pool participations) was $9.7 million as compared to $1.8 million for the same period in 2014. The increase is due to an additional $6.9 million in income from joint-venture investments, which was primarily driven by a fair value gain on a multifamily property that is able to start marketing condos for sale and the gain related to the sale of two multifamily investments. Also, there was additional income from loan pool participations of $1.0 million, which is primarily due to the acquisition of additional loan pool investments by KWE subsequent to the first quarter of 2014.
Services Segment Income from Unconsolidated Investments
During the three months ended March 31, 2015, income from unconsolidated investments was $1.5 million compared to $1.0 million in 2014. The income recognized during the first quarter of 2015 and 2014 relates to the Company's acquired interest in a loan servicing platform in Spain with approximately €23.0 billion of assets under management.
Non-operating Items
Acquisition-related gains were $4.2 million for the three months ended March 31, 2015 as compared to $84.2 million for the same period in 2014. The acquisition-related gain in the current period was due to KW Group converting a note secured by a commercial building located in Dublin, Ireland into a direct 100% ownership interest in the property. As a result of taking title to the property, the assets and liabilities were consolidated in KW Group's financial statements at fair value which resulted in an acquisition-related gain. On March 31, 2014, the Company and one of its equity partners amended existing operating agreements governing six separate joint ventures that hold real estate-related investments located in the U.K and Ireland. The Company has an approximate 50% ownership interest in these investments. The amendments to the operating agreements provided control to the Company of these investments, as control is defined by FASB Accounting Standards Codification Subtopic 810 - Consolidation. As a result of gaining control of these investments, the assets and liabilities were consolidated in KW Group's financial statements at fair value which resulted in an acquisition-related gain.
Acquisition-related expenses were $18.1 million for the three months ended March 31, 2015 compared to $4.0 million during the same period in 2014. The increase is primarily due to stamp duty expenses related to acquisitions by KWE during the first quarter of 2015.
Interest expense associated with corporate debt was $13.0 million for the three months ended March 31, 2015 as compared to $10.5 million for the same period in 2014. The increase in corporate interest expense is attributable to the issuance of $300.0 million aggregate principal of our 5.875% senior notes due 2024, which occurred in March 2014. The increase was partially offset by interest savings related to the refinancing of $350.0 million aggregate principal balance of our 8.75% senior notes due 2019 with $350.0 million aggregate principal balance of our 5.875% senior notes due 2024, which occurred during the fourth quarter of 2014.

Interest expense associated with investment debt was $19.4 million for the three months ended March 31, 2015 as compared to $5.3 million for the same period in 2014. The increase is due to the acquisitions and consolidations subsequent to the first quarter of 2014 as well as prepayments related to refinancings of $296.2 million during the first quarter of 2015.
During the three months ended March 31, 2015, KW Group generated pretax book loss related to its domestic operations and, as a result, recorded a tax benefit on its domestic operations. KW Group generated pretax book income related to its foreign operations in Japan, the United Kingdom, Ireland, Spain and Jersey. The foreign earnings consisted of meaningful income generated in foreign jurisdictions where we are not subject to tax and operating losses from rental operations and property management activities in the United Kingdom for which we recorded tax benefits. The operating loss in the United Kingdom was principally attributable to acquisition-related expenses associated with the acquisition of a portfolio of 171 commercial, retail, and industrial properties, which were expensed for financial reporting purposes and are expected to provide a future tax benefit. The increase in the deferred tax asset for the period was due to foreign currency translation losses.
We had net income of $2.8 million attributable to noncontrolling interests during the three months ended March 31, 2015 compared to $37.4 million during the three months ended March 31, 2014. The prior year amount included approximately $40.3 million related to the consolidation and corresponding acquisitions-related gain of six investments which were previously recorded as joint venture investments.
Other Comprehensive Income

(Dollars in millions)	Three Months Ended March 31,
	2015	2014
Unrealized foreign currency translation loss, net of noncontrolling interests and tax	$(31.8)	$—
Unrealized foreign currency derivative contract gain, net of noncontrolling interests and tax	11.5	(1.5)
Comprehensive loss	$(20.3)	$(1.5)
Other compressive loss, net of taxes and noncontrolling interests, for the three months ended March 31, 2015 and 2014 was $20.3 million and $1.5 million, respectively.  The two major components that drive the change in other comprehensive loss are the change in foreign currency rates and the gains/loss of any associated foreign currency hedges.
The unrealized foreign currency translation loss, net of taxes and non-controlling interests, during the current quarter was a loss of $31.8 million and $0 for the three months ended March 31, 2015 and 2014, respectively. During the current quarter, the euro declined 11%, the pound sterling declined 4% and the yen was essentially flat compared to the euro being essentially flat, the pound sterling increasing 1%, and the yen increasing 2% in the prior period. In addition, KW Group had a large increase in the amount of assets denominated in foreign currencies due to the launch of KWE in February of 2014, which has acquired $3.2 billion in real-estate related investments since its inception through March 31, 2015.
The unrealized foreign currency derivative contract gain/loss, net of taxes and non-controlling interests, during the current quarter was a gain of $11.5 million and a loss of $1.5 million for the three months ended March 31, 2015 and 2014, respectively. The Company typically hedges 50%-100% of its net investments in certain non-U.S. operations through use of currency derivative contracts, such as foreign currency forward contracts and options. As the total amount of assets denominated in foreign currencies has grown due to KW Group's expansion in Europe, we have also increased the amount of corresponding foreign currency derivative contracts. The gain in the current quarter relates to the increased value of these derivative contracts due to the strengthening of the U.S. dollar against the euro, British pound sterling, and Japanese yen during the three months ended March 31, 2015.

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
We believe that our existing cash and cash equivalents plus capital generated from property management and leasing, brokerage, sales of real estate owned, collections from loans and loan pools, as well as our current revolving line of credit, will provide us with sufficient capital requirements to maintain our current portfolio for at least the next twelve months. As of March 31, 2015, the Company and its consolidated subsidiaries (including KWE) had approximately $1.3 billion of potential liquidity, which includes approximately $634 million of availability under lines of credit for KWH and KWE, collectively.
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
The Company and its equity partners invested approximately $48.7 million (including $19.1 million by Kennedy Wilson) into 17 value-add projects under progress at existing properties. These projects are expected to ultimately result in additional multifamily units, commercial rentable square feet, and residential lots and substantial upgrades to certain multifamily and commercial properties and hotels.
Our need to raise funds from time to time to meet our capital requirements will depend on many factors, including the success and pace of the implementation of our strategy for strategic and accretive growth. We regularly monitor capital-raising alternatives to be able to take advantage of other available avenues to support our working capital and investment needs, including strategic partnerships and other alliances, bank borrowings (including cash-out refinances), and the sale of equity or debt securities. We expect to meet the repayment obligations of our senior notes and borrowings under our line of credit from cash generated by our business activities, including the sale of assets and the refinancing of debt.
U.S. domestic taxes have not been provided for in the consolidated tax provision on amounts earned directly by these subsidiaries since it is the Company's plan to indefinitely invest amounts earned by these subsidiaries in the United Kingdom and Ireland operations. If these subsidiaries' cumulative earnings were repatriated to the United States additional, U.S. domestic taxes of $3.4 million attributable to Kennedy Wilson would be incurred. Additionally, approximately $433.2 million of our consolidated cash and cash equivalents held by consolidated investments is held by our subsidiaries in the United Kingdom and Ireland and $18.0 million held by our subsidiaries in Japan.
Cash Flows
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions from our unconsolidated investments, revenues from our services business net of operating expenses and other general and administrative costs.  Net cash used in operating activities totaled $16.6 million for the three months ended March 31, 2015.  This was primarily related to interest expense to fund our investment business, the payment of annual bonuses during the quarter and prepayment of expenses offset by operating distributions from our unconsolidated investments of $17.0 million. Net cash used in operating activities totaled $36.9 million for the three months ended March 31, 2014. This was primarily related to the payment of interest expense to fund our investment business, accrued expenses and other liabilities, accrued salaries and benefits and prepayment of expenses offset by operating distributions from our unconsolidated investments of $10.4 million.
Investing
Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in unconsolidated investments, capital expenditures, purchases of loans secured by real estate, as well as return of capital investments from dispositions or refinances on our investments and resolutions in our loan participations and loan pools. Net cash used in investing activities totaled $792.2 million for the three months ended March 31, 2015. The increase was primarily due to $757.1 million of purchases and additions to real estate by KW Group (including $720.6 million by KWE) which mainly included 171 properties across the United Kingdom properties and one retail property in the United States. In addition, KWE invested $87.5 million to fund our equity in a loan portfolio secured by eight hotels across the United Kingdom. The cash used in the aforementioned investing activities was offset by receipt of $34.4 million from sales of five commercial properties in the United Kingdom and one condominium unit in the United States by KW Group (including $32.6 million by KWE).
Net cash used in investing activities totaled $576.7 million for the three months ended March 31, 2014. This was primarily due to $67.1 million of equity invested in unconsolidated investments of which $57.2 million related to the acquisition of a portfolio of 14 assets comprised of commercial, retail and industrial assets which was subsequently contributed into KWE as part of its initial public offering. We invested $367.7 million for the purchase and addition to real estate which mainly included 26 commercial properties located in the United Kingdom and 272 residential units and 31,000 sq. ft. of commercial space in Dublin. In addition, we invested $158.6 million to fund our equity in loans mainly for the acquisition of notes secured by the Shelbourne Hotel in Dublin, Ireland. The cash used in the aforementioned investing activities was offset by receipt of $11.0 million in distributions from our unconsolidated investments primarily due to refinancing of property level debt and the sale of underlying properties.
Financing
Our net cash related to financing activities is generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash provided by financing activities totaled $569.8 million for the three months ended March 31, 2015. This was primarily due to net proceeds of $187.1 million received from the issuance of 7.5 million shares of common stock primarily to institutional investors. In addition the KW Group received proceeds of $843.6 million from mortgage loans to finance and refinance consolidated property acquisitions of which $740.3 million related to financing by KWE. These were offset by repayment of $246.6 million of investment debt, of which $16.6 million were related to repayments by KWE.
Net cash provided by financing activities totaled $2.0 billion for the three months ended March 31, 2014. This was primarily due to proceeds, net of issuance costs, of $1.4 billion from noncontrolling interest holders for the initial public offering of KWE, net proceeds of $190.8 million received from the issuance of 9.2 million shares of common stock primarily to institutional investors, the issuance of $300.0 million of senior notes which generated $297.2 million in proceeds, and $195.8 million of proceeds from mortgage loans to finance and refinance consolidated property acquisitions offset by $9.6 million of debt issuance costs. These were offset by repayment of $5.5 million of investment debt and payments of cash dividends of $7.8 million to our common and preferred shareholders.
Contractual Obligations and Commercial Commitments
At March 31, 2015, our contractual cash obligations, including debt and operating leases, included the following:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Borrowings: (1)
Investment debt (2)	$2,663.0	$17.4	$377.2	1,249.4	1,019.0
Senior notes (3)	705.0	—	—	—	705.0
Total borrowings	3,368.0	17.4	377.2	1,249.4	1,724.0
Operating leases	9.3	2.6	3.8	1.5	1.4
Total contractual cash obligations	$3,377.3	$20.0	$381.0	$1,250.9	$1,725.4

(1)
See notes 8-10 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: nine months ending December 31, 2015 - $91.0 million; 1-3 years - $345.9 million; 4-5 years - $180.0 million; After 5 years - $313.3 million. The interest payments on variable rate debt have been calculated using the interest rate in effect at March 31, 2015.

(2) Excludes $9.7 million of unamortized debt premiums on investment debt.
(3) Excludes $2.6 million of net unamortized debt premium on senior notes.
Indebtedness and Related Covenants
The following describes our corporate indebtedness and related covenants.
Senior Notes Payable
In March 2014, Kennedy-Wilson, Inc., completed a public offering of $300.0 million aggregate principal amount of 5.875% Senior Notes due 2024 (the “2024 Notes”), for approximately $290.7 million, net of discount and estimated offering expenses. The 2024 Notes were issued pursuant to an indenture dated as of March 25, 2014, by and among Kennedy-Wilson, Inc., as issuer, and Wilmington Trust National Association, as trustee, as supplemented by a supplemental indenture, dated as of March 25, 2014, by and between Kennedy-Wilson, Inc. as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantors, and Wilmington Trust National Association, as trustee (the indenture, as so supplemented, the“2024 Indenture”). The issuer's obligations under the 2024 Notes are fully and unconditionally guaranteed by Kennedy-Wilson Holdings, Inc. and the subsidiary guarantors. At any time prior to April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at the redemption price specified in the 2024 Indenture, plus accrued and unpaid interest, if any, to the redemption date. Prior to April 1, 2017, the issuer may also redeem up to 35% of the 2024 Notes from the proceeds of certain equity offerings. Interest on the 2024 Notes accrues at a rate of 5.875% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2014. The 2024 Notes will mature on April 1, 2024. In November 2014, the Company completed an additional public offering of $350.0 million aggregate principal amount of 5.875% Senior Notes, due 2024. The Notes have substantially identical terms as the "2024 Notes" mentioned above, and are treated as a single series with the "2024 Notes" under the 2024 Indenture. The additional 2024 Notes were issued and sold at a public offering price of 100.0% of their principal amount, plus accrued interest from, and including, October 1, 2014. The 2024 Notes will mature on April 1, 2024. The amount of the 2024 Notes included in the accompanying consolidated balance sheets was $647.4 million at March 31, 2015.
In November and December 2012, Kennedy-Wilson, Inc. completed a public offering of $55.0 million aggregate principal amount of 7.750% Senior Notes due 2042 (the "2042 Notes"). The 2042 Notes were issued pursuant to an indenture dated as of November 28, 2012, by and among Kennedy-Wilson, Inc., as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantees and Wilmington Trust National Association, as trustee, as amended by various subsequent supplemental indentures. The issuer's obligations under the 2042 Notes are fully and unconditionally guaranteed by Kennedy Wilson and the subsidiary guarantors. At any time prior to December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. Interest on the 2042 Notes accrues at a rate of 7.750% per annum and is payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on March 1, 2013. The 2042 Notes will mature on December 1, 2042. The amount of the 2042 Notes included in the accompanying consolidated balance sheets was $55.0 million at March 31, 2015.
Borrowings Under Line of Credit
KWH Facility
Kennedy-Wilson, Inc. has an unsecured revolving credit facility ("KWH Facility") with U.S. Bank and East-West Bank and Bank of Ireland that bears interest at a rate equal to LIBOR plus 2.75% and has a maturity date of October 1, 2016. In July 2014 Kennedy-Wilson, Inc. increased its unsecured corporate line of credit facility from $140.0 million to $300.0 million. The increase was driven by the admission of Bank of America, N.A., Deutsche Bank AG New York Branch and J.P. Morgan Chase Bank, N.A. to the existing lender syndicate and an increased commitment from The Governor and Company of the Bank of Ireland. As of March 31, 2015, the unsecured credit facility was undrawn, with $300.0 million still available.
KWE Facility
In August 2014, KWE entered into a three-year unsecured floating rate revolving debt facility ("KWE Facility") with Bank of America Merrill Lynch, Deutsche Bank, and J.P. Morgan Chase of approximately $334 million (£225 million) with a syndicate of banks. The facility was undrawn as of March 31, 2015. The KWE Facility requires KWE to maintain (i) a maximum consolidated leverage ratio (as defined in the revolving loan agreement) not to exceed 60%; (ii) minimum net asset value not to fall below IFRS NAV (as defined in the KWE Facility agreement) of £744.4 million plus 75% of equity proceeds received by subsidiaries; (iii) a minimum fixed charge coverage ratio where consolidated EBITDA to consolidated fixed charges not to be less than 1.5 to 1.0 for the last four quarters; (iv) minimum unsecured interest where property level net operating income ("NOI") and loan asset NOI to interest expense on unsecured debtors not to be less than 1.9 to 1.0 for the last four quarters; and (v) a maximum secured recourse indebtedness for consolidated secured recourse debt to not exceed 2.5% of total asset value at any time. As of March 31, 2015, the unsecured credit facility was undrawn, with £225 million still available.
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
As of March 31, 2015, Kennedy Wilson's rent adjusted fixed charge coverage ratio was 2.65 to 1.00, its balance sheet leverage ratio was 0.71 to 1.00, and its effective tangible net worth and its unrestricted cash, cash equivalents and publicly traded marketable securities were $990.6 million and $564.0 million, respectively, and Kennedy-Wilson, Inc. was in compliance with these covenants.
The indentures governing the 2024 Notes and 2042 Notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. As of March 31, 2015, the balance sheet leverage ratio was 0.67 to 1.00.
Off-Balance Sheet Arrangements
We have provided guarantees associated with loans secured by consolidated assets or assets held in various unconsolidated investments. At March 31, 2015, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $54.5 million. The guarantees expire through 2021, and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
As of March 31, 2015, we have unfulfilled capital commitments totaling $30.5 million to our unconsolidated investments. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
Please refer to our Annual Report on Form 10-K for the year ended December 31, 2014 for discussion of our non-recourse carve-out guarantees arrangements, as there have been no material changes to that disclosure.

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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of March 31, 2015, 58% of our property level debt is fixed rate, 25% is floating rate with interest caps and 17% is floating rate without interest caps.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of March 31, 2015. The expected maturity categories take into consideration actual amortization of principal and do not take into consideration reinvestment of cash. The weighted average interest rate for the various assets and liabilities presented are actual as of March 31, 2015. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
	2015	2016	2017	2018	2019	Thereafter	Total	March 31, 2015
(Dollars in millions)
Interest rate sensitive assets
Cash equivalents	$669.9	$—	$—	$—	$—	$—	$669.9	$669.9
Average interest rate	0.30%	—%	—%	—%	—%	—%	0.30%	—
Fixed rate receivables	300.6	6.1	6.0	—	—	—	312.7	312.7
Average interest rate (1)	10.50%	6.26%	2.16%	—%	—%	—%	7.08%	—
Variable rate receivables	—	9.7	13.6	—	—	—	23.3	23.3
Average interest rate	—%	1.57%	4.07%	—%	—%	—%	3.03%	—
Total	$970.5	$15.8	$19.6	$—	$—	$—	$1,005.9	$1,005.9
Weighted average interest rate	0.45%	3.38%	3.49%	—%	—%	—%	0.60%
Interest rate sensitive liabilities
Variable rate borrowings	$4.9	$32.0	$33.4	$171.1	$853.6	$41.1	$1,136.1	$1,135.1
Average interest rate	5.57%	2.77%	2.52%	3.07%	2.42%	3.74%	2.53%	—
Fixed rate borrowings	2.9	14.1	50.6	35.6	101.8	2,026.9	2,231.9	2,251.6
Average interest rate	5.00%	8.52%	1.61%	3.74%	4.38%	4.10%	4.06%	—
Total	$7.8	$46.1	$84.0	$206.7	$955.4	$2,068.0	$3,368.0	$3,386.7
Weighted average interest rate	5.36%	4.53%	1.97%	3.18%	2.63%	4.09%	3.55%

(1) 2015 average interest rate is exclusive of non-performing receivables.
Currency Risk - Foreign Currencies
The financial statements of KW Group's subsidiaries located outside the United States are measured using the local currency as this is their functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The foreign currencies include the euro, the British pound sterling, and the Japanese yen. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in the consolidated statement of equity as a component of accumulated other comprehensive income.
As discussed throughout this report, we are required under US GAAP to consolidate certain non-wholly owned subsidiaries or investments that we control.  As such, our financial statements reflect currency translation adjustments and related hedging activities on a gross basis. In many instances, these fluctuations are not reflective of the actual foreign currency exposure of the underlying consolidated subsidiary. For example, we are required to translate the activities of KWE into US dollars even though KWE does not invest in US dollar denominated assets.  Therefore, it is important to look at the provided currency translation and currency derivative adjustment information net of noncontrolling interests to get a more accurate understanding of the actual currency exposure for the Company.
Currency Derivative Contracts
Fluctuations in foreign exchanges rates may have a significant impact on the results of our operations. In order to manage the effect of these fluctuations, we typically hedge 50%-100% of our net investment in certain non-U.S. operations through the use of currency derivative contracts such as foreign currency forward contracts and options. As of March 31, 2015, approximately 75% of our net investment in certain foreign operations is hedged against the Euro, British pound sterling, and Japanese yen.
As of March 31, 2015, approximately 44% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and there we consider our equity investment as the appropriate exposure to evaluate for hedging purposes.

For the three months ended March 31, 2015 and 2014, KW Group recorded a gain, net of taxes, of $11.5 million and a loss, net of taxes, of $1.5 million, respectively, in other comprehensive income as the portion of the currency derivative contract used to hedge the currency exposure of certain of our consolidated subsidiaries qualifies as a net investment hedge under ASC Topic 815.

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
The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. There were no material changes from the risk factors disclosed in Item 1A of our report on Form 10-K for the fiscal year ended December 31, 2014.

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

KENNEDY-WILSON HOLDINGS, INC.

Dated:	May 11, 2015	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)