Form 10-Q
period 2015-09-30
Kennedy-Wilson Holdings, Inc.
filed 2015-11-09
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number 001-33824

Kennedy-Wilson Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	26-0508760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
151 S El Camino Drive
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of common stock outstanding as of November 9, 2015 was 114,497,209.

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
Non-GAAP Measures and Certain Definitions

“KWH,” “Kennedy Wilson,” the "Company," "we," "our," or "us" refer to Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries.
“KWE” refers to Kennedy Wilson Europe Real Estate plc, a London Stock Exchange listed company that we externally manage through a wholly-owned subsidiary. The results of KWE are consolidated in our financial statements due to our control of KWE as of September 30, 2015. We own an approximately 17.7% equity interest in KWE and throughout this report, we refer to our pro-rata ownership stake in investments made and held directly by KWE.
"KW Group" refers to Kennedy Wilson and its consolidated subsidiaries that we consolidate in our financial statements under U.S. GAAP, including KWE.
"Acquisition-related gains" consist of non-cash gains recognized by the Company or its consolidated subsidiaries upon a GAAP required fair value measurement due to a business combination. These gains are typically recognized when a loan is converted into consolidated real estate owned and the fair value of the underlying real estate exceeds the basis in the previously held loan. These gains also arise when there is a change of control of an investment. The gain amount is based upon the fair value of the Company’s or its consolidated subsidiaries' equity in the investment in excess of the carrying amount of the equity directly preceding the change of control.
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
"Adjusted fees" refers to Kennedy Wilson’s investment management, property services and research fees adjusted to include fees eliminated in consolidation and Kennedy Wilson’s share of fees in unconsolidated service businesses.

i

"Adjusted Net Asset Value" is calculated by KWE as net asset value adjusted to include properties and other investment interests at fair value and to exclude certain items not expected to crystallize in a long-term investment property business model such as the fair value of financial derivatives and deferred taxes on property valuation surpluses.
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
 "Cap rate” represents the net operating income of an investment of the year preceding its acquisition or disposition divided by the purchase or sale price.  Cap rates set forth in this presentation only includes data from income-producing properties.  Cap rates represent historical performance and are not a guarantee of future NOI. Properties for which a cap rate is provided may not continue to perform at that cap rate.
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
"Consolidated investment account" refers to the sum of Kennedy Wilson’s equity in: cash held by consolidated investments, consolidated real estate and acquired in-place leases, net hedge assets, unconsolidated investments, consolidated loans gross of accumulated depreciation and amortization, and net other assets.
  “Equity multiple” is calculated by dividing the amount of total distributions received by KW from an investment (including any gains, return of equity invested by KW and promoted interests) by the amount of total contributions invested by KW in such investment. This metric does not take into account management fees, organizational fees, or other similar expenses, all of which in the aggregate may be substantial and lower the overall return to KW. Equity multiples represent historical performance and are not a guarantee of the performance of future investments.
 “Equity partners” refers to non-wholly-owned subsidiaries that we consolidate in our financial statements under U.S. GAAP, including KWE, and third-party equity providers.
 "Investment account” refers to the consolidated investment account presented after noncontrolling interest on invested assets gross of accumulated depreciation and amortization.
  "Net operating income" or " NOI” is a non-GAAP measure representing the income produced by a property calculated by deducting operating expenses from operating revenues.
"Operating associates" generally refer to individuals that are employed by or affiliated with third-party consultants, contractors, property managers or other service providers that we manage and oversee on a day-to-day basis with respect to our investments and services businesses.
  “Same property" refers to properties in which Kennedy Wilson has an ownership interest during the entire span of both periods being compared.

ii

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2015	December 31, 2014
(Dollars in millions, except share and per share amounts)
Assets
Cash and cash equivalents	$153.8	$174.6
Cash held by consolidated investments	387.8	763.1
Accounts receivable (including $17.8 and $18.0 of related party)	56.2	55.6
Loan purchases and originations (including $39.0 and $0 of related party)	421.3	313.4
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	5,463.5	4,228.1
Unconsolidated investments (including $206.1 and $85.9 at fair value)	499.6	492.2
Other assets	310.5	305.1
Total assets	$7,292.7	$6,332.1

Liabilities and equity
Liabilities
Accounts payable	19.9	11.7
Accrued expenses and other liabilities	348.9	253.2
Investment debt (including $2,849.7 and $2,195.9 of mortgage debt)	3,296.6	2,195.9
Senior notes payable	702.5	702.4
Line of credit	—	125.0
Total liabilities	4,367.9	3,288.2

Equity
Cumulative preferred stock, $0.0001 par value per share: 1,000,000 shares authorized $1,000 per share liquidation preference	—	—
Common stock, 112,883,333 and 96,091,446 shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	1,214.4	991.3
Accumulated deficit	(58.9)	(62.0)
Accumulated other comprehensive loss	(36.4)	(28.2)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	1,119.1	901.1
Noncontrolling interests	1,805.7	2,142.8
Total equity	2,924.8	3,043.9
Total liabilities and equity	$7,292.7	$6,332.1
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except share and per share amounts)	2015	2014	2015	2014
Revenue
Investment management, property services and research fees (includes $8.0, $6.2, $26.7, and $47.0 of related party fees)	$15.1	$12.9	$47.0	$65.0
Rental	106.6	70.6	295.3	124.4
Hotel	31.3	22.9	78.0	36.9
Sale of real estate	1.6	1.6	3.7	19.0
Loan purchases, loan originations and other	4.6	5.7	13.4	11.7
Total revenue	159.2	113.7	437.4	257.0
Operating expenses
Commission and marketing	1.2	2.0	4.4	3.8
Rental operating	29.4	20.9	78.5	37.8
Hotel operating	22.7	16.9	66.1	32.1
Cost of real estate sold	1.1	1.1	2.6	14.6
Compensation and related	35.2	26.8	105.4	79.6
General and administrative	10.0	11.8	31.3	28.3
Depreciation and amortization	44.9	34.7	119.5	67.3
Total operating expenses	144.5	114.2	407.8	263.5
Income from unconsolidated investments	15.9	12.1	44.1	45.9
Operating income	30.6	11.6	73.7	39.4
Non-operating income (expense)
Gain on sale of real estate	4.6	—	44.7	—
Acquisition-related gains	29.9	28.9	87.2	199.2
Acquisition-related expenses	(8.2)	(5.3)	(28.3)	(16.9)
Interest expense-investment	(31.3)	(13.8)	(77.9)	(30.2)
Interest expense-corporate	(11.7)	(15.9)	(35.5)	(41.1)
Other (expense) income	(4.3)	(1.9)	(0.7)	1.0
Income before provision for income taxes	9.6	3.6	63.2	151.4
Provision for income taxes	(4.5)	(6.6)	(32.5)	(40.8)
Net income (loss)	5.1	(3.0)	30.7	110.6
Net loss (income) attributable to the noncontrolling interests	10.3	2.8	15.0	(59.9)
Preferred dividends and accretion of preferred stock issuance costs	(0.5)	(2.0)	(3.1)	(6.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$14.9	$(2.2)	$42.6	$44.6
Basic earnings (loss) per share
Income (loss) per basic	$0.13	$(0.03)	$0.40	$0.47
Weighted average shares outstanding for basic	107,433,124	89,267,838	101,361,606	88,854,215
Diluted earnings (loss) per share
Income (loss) per diluted	$0.13	$(0.03)	$0.40	$0.47
Weighted average shares outstanding for diluted	107,433,124	89,267,838	105,517,172	90,169,008
Dividends declared per common share	$0.12	$0.09	$0.36	$0.27

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014

Net income (loss)	$5.1	$(3.0)	$30.7	$110.6
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation loss	(51.8)	(89.0)	(88.0)	(67.1)
Unrealized (loss) gain on marketable securities	—	(1.1)	0.1	(1.1)
Amounts reclassified out of AOCI during the period	(0.3)	—	9.7	(7.1)
Unrealized currency derivative contracts (loss) gain	(8.3)	20.1	6.7	16.5
Total other comprehensive (loss) gain for the period	(60.4)	(70.0)	(71.5)	(58.8)

Comprehensive (loss) income	(55.3)	(73.0)	(40.8)	51.8
Comprehensive loss (income) attributable to noncontrolling interests(1)	67.9	58.0	78.3	(23.5)
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$12.6	$(15.0)	$37.5	$28.3
(1) Comprehensive income attributable to noncontrolling interest includes allocation of unrealized currency translation losses and currency derivative contracts.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statement of Equity
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
(Dollars in millions, except share amounts)	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2014	132,550	$—	96,091,446	$—	$991.3	$(62.0)	$(28.2)	$2,142.8	$3,043.9
Issuance of 8,625,000 shares, net	—	—	8,625,000	—	215.0	—	—	—	215.0
Shares forfeited	—	—	(43,524)	—	—	—	—	—	—
RSG Grants	—	—	61,400	—	—	—	—	—	—
Shares retired due to RSG Vesting	—	—	(405,937)		(11.5)	—	—	—	(11.5)
Conversion of preferred stock to common stock	(100,000)	—	8,554,948	—	—	—	—	—	—
Stock based compensation	—	—			19.6	—	—	—	19.6
Other comprehensive income (loss):
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(13.6)	(55.6)	(69.2)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	5.4	(7.7)	(2.3)
Preferred stock dividends	—	—	—	—	—	(3.1)	—	—	(3.1)
Common stock dividends	—	—	—	—	—	(39.5)	—	—	(39.5)
Net income	—	—	—	—	—	45.7	—	(15.0)	30.7
Acquisition of Kennedy Wilson Europe (KWE) shares from noncontrolling interest holders	—	—	—	—	—	—	—	(59.5)	(59.5)
Contributions from noncontrolling interests, excluding KWE	—	—	—	—	—	—	—	6.5	6.5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(205.8)	(205.8)
Balance at September 30, 2015	32,550	$—	112,883,333	$—	$1,214.4	$(58.9)	$(36.4)	$1,805.7	$2,924.8
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2015	2014
Cash flows from operating activities:
Net income	$30.7	$110.6
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain from sale of real estate	(43.0)	(4.4)
Acquisition-related gain	(87.2)	(199.2)
Depreciation and amortization	119.5	67.3
Provision for deferred income taxes	2.1	40.8
Amortization of deferred loan costs	5.2	3.8
Amortization of discount and accretion of premium on issuance of the senior notes and investment debt	(8.3)	(2.7)
Unrealized net gains on derivatives	3.8	—
Income from unconsolidated investments and loan purchases and originations	(50.3)	(46.6)
Operating distributions from unconsolidated investments	50.8	78.9
Operating distributions from loan purchases and originations	7.0	—
Share-based compensation	19.6	8.7
Change in assets and liabilities:
Accounts receivable	0.3	(18.0)
Other assets	(0.2)	0.4
Accounts payable, accrued expenses and other liabilities	64.2	46.1
Net cash provided by operating activities	114.2	85.7
Cash flows from investing activities:
Additions to loans	(233.9)	(476.4)
Collections of loans	15.3	95.9
Net proceeds from sale of real estate	523.4	16.3
Purchases of and additions to real estate	(1,534.0)	(1,538.2)
Proceeds from settlement of foreign derivative contracts	36.2	7.5
Purchases of foreign derivative contracts	(5.2)	(2.2)
Investment in marketable securities	—	(11.5)
Proceeds from sale of marketable securities	6.2	—
Distributions from unconsolidated investments	92.0	99.3
Contributions to unconsolidated investments	(155.2)	(139.6)
Net cash used in investing activities	(1,255.2)	(1,948.9)
Cash flows from financing activities:
Borrowings under senior notes payable	—	297.2
Repayment of junior subordinated debt	—	(40.0)
Borrowings under line of credit	75.0	90.0
Repayment of line of credit	(200.0)	(90.0)
Borrowings under investment debt	1,632.2	825.1
Repayment of investment debt	(620.2)	(32.2)
Debt issue costs	(15.0)	(28.5)
Issuance of common stock	215.0	190.6
Repurchase and retirement of common stock	(11.4)	(2.9)
Proceeds from the issuance of KWE shares, net	—	1,351.1
Dividends paid	(37.7)	(28.4)
Change in restricted cash	—	(42.6)
Acquisition of KWE shares from noncontrolling interest holders	(59.5)	(16.8)
Contributions from noncontrolling interests, excluding KWE	6.5	12.9
Distributions to noncontrolling interests	(205.8)	(24.3)
Net cash provided by financing activities	779.1	2,461.2
Effect of currency exchange rate changes on cash and cash equivalents	(34.2)	10.8
Net change in cash and cash equivalents(1)	(396.1)	608.8
Cash and cash equivalents, beginning of period	937.7	178.2
Cash and cash equivalents, end of period	$541.6	$787.0
(1) See discussion of non-cash effects in notes to statement of cash flows.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental cash flow information:

	Nine Months Ended September 30,
(Dollars in millions)	2015	2014
Cash paid for:
Interest	$83.0	$74.2
Income taxes	3.0	0.1

Supplemental disclosure of non-cash investing and financing activities:

	September 30,
(Dollars in millions)	2015	2014

Accrued capital expenditures	$6.9	$—
Dividends declared but not paid on common stock	13.5	8.5

On May 19, 2015, all 100,000 outstanding shares of the Series A Preferred Stock were mandatorily converted into an aggregate of 8,554,948 shares of the Company’s common stock, $0.0001 par value per share, based on a conversion price of approximately $11.69 per share of Common Stock.
During the nine months ended September 30, 2015, KWE foreclosed on three notes secured by office buildings located in Dublin, Ireland and the Company acquired additional equity interests in multifamily and commercial properties in the Western United States that were previously unconsolidated. The assets and liabilities of these properties were consolidated in KW Group's financial statements at fair value in accordance with FASB ASC Topic 805 Business Combinations. As the fair value of the KW Group's interests in these properties were in excess of their carrying value of their ownership interest, KW Group recorded acquisition-related gains of $87.2 million. See Note 4 for more detail.
On February 28, 2014, Kennedy Wilson contributed its 50% interest in an unconsolidated investment which held 14 commercial, retail, and industrial properties portfolio to KWE as part of Kennedy Wilson's subscription in KWE's initial public offering as described in note 1.
On March 31, 2014 and June 30, 2014, Kennedy Wilson amended the existing operating agreements governing certain of its investments with certain of its equity partners thereby allowing Kennedy Wilson to gain control of these operating properties. As a result of obtaining control, the assets and liabilities of these properties were consolidated in KW Group's financial statements at fair value in accordance with FASB ASC Topic 805 Business Combinations. As the fair value of our interests in these properties were in excess of their carrying value of their ownership interest, we recorded acquisition-related gains of $150.8 million for the six months ended June 30, 2014, of which $63.1 million was allocated to noncontrolling equity partners.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1—BASIS OF PRESENTATION
KW Group's unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. In our opinion, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2015 and 2014 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2015. For further information, your attention is directed to the footnote disclosures found in our Annual Report on Form 10-K for the year ended December 31, 2014. Throughout this unaudited interim consolidated financial statements we refer to “KW Group,” which we define as the Company and its subsidiaries that are consolidated in its financial statements under U.S. GAAP (including KWE as defined below).  All significant intercompany balances and transactions have been eliminated in consolidation. We also refer to "KW," “KWH,” “Kennedy Wilson,” the “Company,” “we,” “our,” or “us” which we define as Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries.
Kennedy Wilson Europe Real Estate Plc (“KWE,” LSE: KWE), a Jersey investment company formed to invest in real estate and real estate-related assets in Europe, closed its initial public offering ("IPO") on the London Stock Exchange during the quarter ended March 31, 2014. KWE is externally managed by a wholly-owned subsidiary of Kennedy Wilson incorporated in Jersey pursuant to an investment management agreement.  Due to the terms provided in the investment management agreement and Kennedy Wilson's equity ownership interest in KWE, pursuant to the guidance set forth in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 810 - Consolidation (“Subtopic 810”), the Company is required to consolidate KWE’s results in its consolidated financial statements.  As of September 30, 2015, the Company has invested $330.7 million of cash and contributed $58.3 million of assets into KWE which represents a 17.7% ownership interest of KWE’s total issued share capital as of September 30, 2015.
In addition to its investment in KWE, prior to KWE's formation, the Company (along with its equity partners) directly invested in 18 properties, four loan pools and a servicing platform in Europe which had total assets of $882.7 million included in the Company's consolidated balance sheet as of September 30, 2015. Kennedy Wilson's total equity in these investments was $248.0 million and the Company's weighted average ownership in these investments was 58% as of September 30, 2015.
 In addition, throughout these unaudited interim consolidated financial statements, we refer to our “equity partners,” which we define as the non-wholly owned subsidiaries that we consolidate in our financial statements under U.S. GAAP, including KWE, and third-party equity providers.
Kennedy Wilson evaluates its relationships with other entities to identify whether they are variable interest entities ("VIEs") as defined in the ASC Subtopic 810-10 and to assess whether it is the primary beneficiary of such entities. If the determination is made that Kennedy Wilson is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with the ASC Subtopic 810-10.
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
REVENUE RECOGNITION—Performance fees or carried interests are allocated to the general partner, special limited partner or asset manager of our real estate funds and loan pool participations based on the cumulative performance of the funds and loan pools and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, we calculate the performance fee that would be due to the general partner, special limited partner or asset manager's interests for a fund or loan pool, pursuant to the fund agreement or participation agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to us to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. A majority of the performance fees are recognized in investment management revenue, and substantially all of the carried interest is recognized in income from unconsolidated investments in our consolidated statements of operations. Total performance fees recognized from inception through September 30, 2015 that may be reversed in future periods if there is negative fund or loan pool performance totaled $11.9 million. Performance fees accrued as of September 30, 2015 and December 31, 2014 were $11.9 million and $15.8 million, respectively, and are included in accounts receivable in the accompanying consolidated balance sheet.
REAL ESTATE ACQUISITIONS—The purchase price of acquired properties is recorded to land, buildings and building improvements and intangible lease value (value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values in accordance with ASC Subtopic 805-10, Business Combinations. Acquisition-related costs are expensed as incurred. The ownership of the other interest holders in consolidated subsidiaries is reflected as noncontrolling interests.
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
The largest component of noncontrolling interest is the Company's investment in KWE which had a balance of $1.6 billion as of September 30, 2015.
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
INCOME TAXES—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In accordance with ASC Subtopic 740-10, Accounting for Uncertainty in Income Taxes, the effect of income tax positions is recognized only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. The model will identify the contract, identify any separate performance obligations in the contract, determine the transaction price, allocate the transaction price and recognize revenue when the performance obligation is satisfied. The new standard will replace most existing revenue recognition in GAAP when it becomes effective for the Company on January 1, 2018. We have not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, to reduce the complexity of financial statement presentation pursuant to which debt issuance costs will be presented as a direct deduction from the carrying amount of debt liabilities as opposed to a deferred charge recognized as an asset. ASU 2015-03 is required to be adopted for fiscal years beginning after December 15, 2015 and the Company does not expect its adoption to have a material impact on KW Group's consolidated financial statements.
The FASB did not issue any other ASCs during the first nine months of 2015 that we expect to be applicable and have a material impact on our financial position or results of operations.
RECLASSIFICATIONS—Certain balances included in prior year's financial statements have been reclassified to conform to the current year's presentation.
NOTE 3—LOAN PURCHASES AND ORIGINATIONS

KW Group's investment in loan purchases and originations was $421.3 million and $313.4 million at September 30, 2015 and December 31, 2014, respectively.
During the third quarter, KWE converted loans into a 100% direct ownership in a retail center located in Cavan, Ireland for $11.7 million. Additionally, KWH fully resolved a $5.7 million loan.
During the second quarter of 2015, KWH originated a loan to an existing joint venture in an amount equal to approximately $38.7 million. With the loan, the joint venture purchased a note secured by a resort in Kona, Hawaii, for approximately $38.7 million. Additionally, during the second quarter of 2015, KWE acquired a nonperforming loan secured by a residential property in London, England, for $108.4 million.
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
KW Group recognized interest income on loans of $4.6 million and $13.4 million during the three and nine months ended September 30, 2015, respectively, and $5.7 million and $11.7 million during three and nine months ended September 30, 2014, respectively.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4—REAL ESTATE AND IN-PLACE LEASE VALUE
The following table summarizes KW Group's investment in consolidated real estate properties at September 30, 2015 and December 31, 2014, respectively:

	September 30,	December 31,
(Dollars in millions)	2015	2014
Land	$1,394.1	$1,046.9
Buildings	3,706.0	2,945.3
Building improvements	173.2	75.1
In-place lease value	408.9	282.6
	5,682.2	4,349.9
Less accumulated depreciation and amortization	(218.7)	(121.8)
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	$5,463.5	$4,228.1

Real property, including land, buildings, and building improvements, are included in real estate and are generally stated at cost. Buildings and building improvements are depreciated on a straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value and depreciated over their respective weighted-average lease term which was 7.8 years at September 30, 2015.
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
During the nine months ended September 30, 2015, KW Group acquired the following consolidated properties:

(Dollars in millions)		Preliminary Purchase Price Allocation at Acquisition(1)
Location	Description	Land	Building	Acquired in place lease values(2)	Investment debt	NCI(3)	KWH Shareholders' Equity
Western U.S.	584k square feet of commercial properties and 1,676 multifamily units(6)	$141.6	$358.5	$20.1	$313.8	$6.4	$200.0
United Kingdom	Portfolio of 176 commercial, retail, and industrial properties(4)	276.1	421.7	76.6	529.3	205.7	39.4
United Kingdom	Portfolio of 9 commercial properties(4)	104.4	178.7	45.4	—	270.4	58.1
Ireland	Three properties that total 149k square feet (4)(5)	21.6	81.6	12.3	—	93.2	22.3
Spain	Two development projects(4)	—	43.9	—	—	36.8	7.1
Spain	16 supermarkets(4)	23.6	66.0	4.7	—	77.6	16.7
		$567.3	$1,150.4	$159.1	$843.1	$690.1	$343.6
(1) Excludes acquisition expenses and net other assets. The purchase price allocations for properties acquired during the nine months ended September 30, 2015 are based on preliminary measurements of fair value that are subject to change. These allocations represent the Company's current best estimates of fair value.
(2) Includes above and below market leases in this table. Above and below market leases are part of other assets and accrued expenses and other liabilities.
(3) Noncontrolling interest amounts associated with acquisition.
(4) These portfolios of properties were directly acquired and are held by KWE. Kennedy Wilson owns approximately 17.7% of the total issued share capital of KWE as of September 30, 2015.
(5) KWE recognized an acquisition-related gain of $11.2 million on these transaction as the property was previously a mortgage note that KWE foreclosed on and converted to real estate. As the fair value of the assets was in excess of the basis in the previously held mortgage notes, KWE recognized an acquisition-related gain upon conversion.
(6) At various points during the year-ended September 30, 2015, properties included within this group were accounted for under equity method. KW Group purchased the equity partners' interests and consolidated the properties resulting in acquisition-related gains of $76.0 million.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Gains on real estate
During the nine months ended September 30, 2015, KW Group sold its investment in its Japanese multifamily portfolio, which resulted in a gain of $33.5 million before noncontrolling interest and KWE sold eleven commercial properties and the Company sold a retail pad during the year, which resulted in a gain of $11.3 million before noncontrolling interest. These gains are presented net as a component of non-operating income (expense) as the properties were treated as businesses at acquisition. Acquisition-related gains of $87.2 million were also recognized for acquiring additional equity interests in multifamily and commercial properties in the Western United States and the conversion of three mortgage notes held by KWE into commercial and retail real estate properties in Dublin.
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
The pro forma data presented below assumes that the acquisitions during the three and nine months ended September 30, 2015 occurred as of January 1, 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except for per share data)	2015	2014	2015	2014
Pro forma revenues	$479.9	$163.5	$363.4	$149.3
Pro forma net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders (1)	45.1	14.6	52.8	0.5
Pro forma net income (loss) per share:
Basic	$0.13	$—	$0.43	$0.50
Diluted	$0.13	$—	$0.42	$0.49
(1) Excludes the effects of acquisition-related gains.
NOTE 5—UNCONSOLIDATED INVESTMENTS

KW Group has unconsolidated investments through real estate related joint ventures and loan pool participations. The following table details its investments in joint ventures and loan pool participations as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
(Dollars in millions)	2015	2014
Investments in joint ventures	$498.3	$435.8
Investments in loan pool participations	1.3	56.4
Total	$499.6	$492.2
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
Joint Venture Holdings
As of September 30, 2015 and December 31, 2014, Kennedy Wilson's investment in joint ventures totaled $498.3 million and $435.8 million, respectively.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table details our investments in joint ventures by investment type and geographic location as of September 30, 2015:

(Dollars in millions)	Multifamily	Commercial	Loan	Residential	Other	Total
Western U.S.	$169.4	$60.5	$12.5	$182.6	$12.3	$437.3
Japan	6.2	—	—	—	—	6.2
United Kingdom	—	25.4	—	—	—	25.4
Spain	—	—	—	—	29.4	29.4
Total	$175.6	$85.9	$12.5	$182.6	$41.7	$498.3
The following table details our investments in joint ventures by investment type and geographic location as of December 31, 2014:

(Dollars in millions)	Multifamily	Commercial	Loan	Residential	Other	Total
Western U.S.	$134.5	$110.3	$50.3	$71.0	$9.3	$375.4
United Kingdom	—	31.5	—	—	—	31.5
Spain	—	—	—	—	28.9	28.9
Total	$134.5	$141.8	$50.3	$71.0	$38.2	$435.8
Vintage Housing Holdings ("VHH")
During the second quarter of 2015, the Company purchased a 61% noncontrolling interest for $78.7 million in VHH, an existing venture that holds controlling interests in 30 syndicated limited partnerships ("LPs") that own multifamily properties via a traditional low-income tax credit structure in the Western United States. The remaining 39% is held by one non-affiliated entity who is appointed as the manager. Neither party controls VHH, and, accordingly, the Company accounts for its investment under the equity method.
The LPs generate cash flow through their controlling interests in entities owning multifamily housing that is predominantly structured with low income housing credits to benefit the LPs. The Company has elected the fair value option on its unconsolidated investment in VHH. During the year, the Company recognized a $12.9 million fair value gain through income from unconsolidated investments due to various factors including a long period between the execution of binding agreements between the parties and the closing of the transaction.  Since the investment is accounted for under fair value, operating distributions are recorded as equity income. The Company has recognized $5.2 million in equity income related to operating distributions during the year.
    VHH is KW Group's largest joint venture investment; there were no other investments that represented more than 10% of the joint venture balance as of September 30, 2015 or December 31, 2014.
Contributions to Joint Ventures
During the nine months ended September 30, 2015, Kennedy Wilson contributed $88.2 million to new joint ventures as an initial investment, including the initial $78.7 million in contributions for the VHH investment discussed above. In addition, Kennedy Wilson contributed $67.0 million to existing joint ventures to fund our share of a development project, to pay off external debt and for capital expenditures and working capital needs.
Distributions from Joint Ventures and Investments in Loan Pools
During the nine months ended September 30, 2015, Kennedy Wilson received $142.8 million in operating and investing distributions from its joint ventures and loan pools. Investing distributions resulted from the refinancing of property level debt and asset sales. Operating distributions resulted from operating cash flow generated by the joint venture investments.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table details cash distributions by investment type and geographic location for the nine months ended September 30, 2015:

	Multifamily		Commercial		Loan Pools		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$22.7	$5.2	$10.0	$32.0		$2.3	$7.5	$3.0	$40.2	$42.5
Japan	0.1	—	—	—			—	—	0.1	—
United Kingdom	—	—	1.2	1.8	6.4	41.5	—	—	7.6	43.3
Ireland	—	—	—	—	1.8	6.2	—	—	1.8	6.2
Spain	—	—	—	—			1.1		1.1	—
Total	$22.8	$5.2	$11.2	$33.8	$8.2	$50.0	$8.6	$3.0	$50.8	$92.0
Consolidation Considerations
We determine the appropriate accounting method with respect to all investments that are not VIEs based on the control-based framework (controlled entities are consolidated) provided by the consolidations guidance in FASB ASC Topic 810. Kennedy Wilson's determination considers specific factors cited under FASB ASC Topic 810-20, Control of Partnerships and Similar Entities, which presumes that control is held by the general partner (and managing member equivalents in limited liability companies). Limited partners' substantive participation rights may overcome this presumption of control. We account for joint ventures where it is deemed that we do not have control through the equity method of accounting while entities we control are consolidated in KW Group's financial statements.
Capital Commitments
As of September 30, 2015, Kennedy Wilson has unfulfilled capital commitments totaling $38.9 million to four of its joint ventures. We may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.
Guarantees
Kennedy Wilson has certain guarantees associated with loans secured by consolidated assets or assets held directly or in various joint ventures. As of September 30, 2015, the maximum potential amount of future payments (undiscounted) Kennedy Wilson could be required to make under the guarantees was approximately $59.9 million which is approximately 1% of investment level debt of Kennedy Wilson and its equity partners. The guarantees expire through 2025, and Kennedy Wilson’s performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds from the property. Based on our evaluation of guarantees under FASB ASC Subtopic 460-10 Estimated Fair Value of Guarantees, the estimated fair value of guarantees made as of September 30, 2015 and December 31, 2014 was immaterial.
Investments in loan pool participation

As of September 30, 2015 and December 31, 2014, KW Group's investment in loan pool participations totaled $1.3 million and $56.4 million, respectively.

The following table presents the income from unconsolidated investments for loan pools and foreign currency gain and (loss) recognized by KW Group during the three and nine months ended September 30, 2015 and 2014 for the loan pools that were outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Income from unconsolidated investments - loan pools	$(1.8)	$2.3	$4.3	$7.0
Foreign currency translation loss(1)	(0.7)	(2.9)	(1.0)	(2.5)
Total	$(2.5)	$(0.6)	$3.3	$4.5
(1) Excludes impact of currency derivative contracts. These amounts are recognized through the Statement of Comprehensive Income (Loss).

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 6—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of September 30, 2015:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Marketable securities	$0.3	$—	$—	$0.3
Unconsolidated investments	—	—	206.1	206.1
Currency forward contracts	—	20.0	—	20.0
Currency option contracts	—	(2.9)	—	(2.9)
Total	$0.3	$17.1	$206.1	$223.5
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

Marketable Securities

Marketable securities include Kennedy Wilson's investment in publicly traded equity securities. The carrying value of marketable securities is a level 1 valuation as the fair value is based off of unadjusted quoted market prices in active markets for identical securities. The amount above excludes Kennedy Wilson's 24.0 million shares in KWE as the investment is eliminated due to the consolidation of KWE's results in KW Group's consolidated financial statements. Based on the September 30, 2015 share price, Kennedy Wilson's investment in KWE had a market value of approximately $413.5 million (cost basis of $401.5 million) based on a per share price of $17.22 at September 30, 2015. As of September 30, 2015, the Company had hedged 84.4% of the foreign currency rate risk of its net investment in KWE by entering into currency forward contracts and options, which had a fair value of $12.4 million.

Fair Value and Fair Value Option - Unconsolidated Investments
Kennedy Wilson records its investments in certain funds it manages and sponsors ("the Funds") based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. Kennedy Wilson’s investment balance in the Funds was $33.3 million and $24.9 million at September 30, 2015 and December 31, 2014, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets. As of September 30, 2015, Kennedy Wilson had unfunded capital commitments to the Funds in the amount of $38.1 million.
Kennedy Wilson elected to use the fair value option ("FV Option") for five unconsolidated investments to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $172.8 million and $61.0 million at September 30, 2015 and December 31, 2014, respectively, which is included in unconsolidated investments in the accompanying balance sheets. The increase in the fair value option investments related to the Company's investment in VHH during the second quarter, obtaining entitlements on a land development project, and starting a condo disposition program during the quarter ended September 30, 2015. Refer to Note 5 for more detail.
In estimating fair value of real estate held by the Funds and the five FV Option investments, we consider significant unobservable inputs such as capitalization and discount rates.
The following table summarizes our investments in unconsolidated investments held at fair value by type:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)	September 30, 2015	December 31, 2014
Funds	$33.3	$24.9
FV Option	172.8	61.0
Total	$206.1	$85.9
The following table presents changes in Level 3 investments for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Beginning balance	$186.6	$78.5	$85.9	$81.1
Unrealized gains	5.9	—	24.1	—
Unrealized losses	—	—	(0.1)	—
Realized Gains	5.2	—	5.2	—
Contributions	16.5	16.9	107.7	19.3
Distributions	(8.1)	(5.0)	(16.4)	(10.0)
Other	—	—	(0.3)	—
Ending balance	$206.1	$90.4	$206.1	$90.4
Unobservable inputs for real estate
The table below describes the range of unobservable inputs for real estate assets:

Estimated Rates Used for
	Capitalization Rates	Discount Rates
Office	5.25% - 8.25%	7.00% - 11.00%
Retail	6.70% - 7.00%	8.00% - 9.00%
Hotel	6.50%	7.50%
Multifamily	4.40% - 7.00%	4.90% - 10.75%
Loan	n/a	12.00% - 25.50%
Land and condominium units	n/a	8.00% - 9.00%
In valuing real estate, related assets and indebtedness, we consider significant inputs such as the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used for these types of investments range from 1.00% to 4.87%.
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
Currency derivative contracts
KW Group uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against the effects of a portion of its certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although we have determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of September 30, 2015, KW Group assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its currency derivative contracts and determined that the counterparty valuation adjustments are not significant to the overall valuation of its currency derivative contracts. As a result, we have determined that the valuation of our derivative instruments in its entirety be classified in Level 2 of the fair value hierarchy.
Changes in fair value are recorded in other comprehensive income in the accompanying consolidated statements of comprehensive income (loss) as the portion of the currency derivative contracts used to hedge foreign currency exposure of its certain net investments in foreign operations qualifies as a net investment hedge under FASB ASC Topic 815. The fair value of the currency derivative contracts held as of September 30, 2015 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the balance sheet. See note 11 for a complete discussion on other comprehensive income including currency derivative contracts and foreign currency translations.
The table below details the currency derivative contracts KW Group held as of September 30, 2015:

(Dollars in millions)								Change in Unrealized Gains (Losses)
Currency Hedged	Type	Underlying Currency	Notional Amount	Trade Date	Settlement/Expiration Date	Forward Rate/Strike Price	Fair Value	Nine Months Ended September 30, 2015
EUR	Forward	USD	€20,000,000	6/25/2014	6/27/2019	1.4471	$5.2	$2.5
EUR (2)	Option	USD	€130,000,000	3/10/2015 - 3/19/2015	3/7/2019 - 3/19/2020	1.0700 - 1.0960	(2.1)	(2.1)
GBP(2)	Forward	USD	£103,000,000	2/25/2014 - 8/10/2015	10/9/2018 - 8/12/2020	1.5578 - 1.6371	10.5	6.7
GBP	Option	USD	£100,200,000	1/7/2015 - 8/17/2015	1/7/2016 - 8/17/2020	1.4235 - 1.5434	1.9	0.7
EUR (1)	Forward	GBP	€347,477,119	6/18/2014 - 6/29/2015	6/15/2016 - 6/30/2022	0.7110 - 0.8621	4.4	(1.8)
EUR(1)	Option	GBP	€175,000,000	3/13/2015 - 6/3/2015	3/15/2018 - 6/3/2020	0.7070 - 0.7500	(2.7)	(2.7)
YEN	Forward	USD	¥649,000,000	6/23/2015 - 8/21/2015	2/25/2016 - 6/25/2020	111.26 - 121.51	(0.1)	(0.1)
Total(3)							$17.1	$3.2
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) For the nine months ended September 30, 2015, $5.7 million loss recognized through other income on the consolidated statement of operations, due to portion of hedge not designated as a net investment hedge.
(3) Hedges are presented gross in the consolidated balance sheet. Hedge assets are included in other assets and hedge liabilities are included in other liabilities.

In addition to the hedge assets held above there was $10.6 million of unrealized gains recognized through other comprehensive income and $3.2 million of gains recognized through the consolidated statement of operations on currency derivative contracts that were settled during the period. These gains will remain in accumulated other comprehensive income until the underlying investments they were hedging are substantially liquidated by KW Group. There was also $15.1 million of gains recognized through the consolidated statement of operations associated with currency derivative contracts that were related to the Company's sale of its Japanese multifamily portfolio and resolutions of European loan pool investments.

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
We account for our debt liabilities at face value plus net unamortized debt premiums and any fair value adjustments as part of business combinations. The fair value as of September 30, 2015 and December 31, 2014 for the senior notes payable, investment debt and junior subordinated debentures were estimated to be approximately $3,979.6 million and $3,044.8 million, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and our credit risk to the current yield of a similar security, compared to their carrying value of $3,999.1 million and $3,023.3 million at September 30, 2015 and December 31, 2014, respectively. The inputs used to value our senior notes payable, borrowings under lines of credit, mortgage loans payable and junior subordinated debentures are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be level 2 inputs.
NOTE 7—OTHER ASSETS
Other assets consist of the following:

(Dollars in millions)	September 30, 2015	December 31, 2014
Above-market leases, net of accumulated amortization of $16.3 and $6.7 at September 30, 2015 and December 31, 2014, respectively	$100.9	$71.6
Loan fees, net of accumulated amortization of $10.7 and $5.0 at September 30, 2015 and December 31, 2014, respectively	44.1	36.0
Deferred tax asset, net	36.1	27.6
Other, net of accumulated amortization of $2.7 and $1.8 at September 30, 2015 and December 31, 2014, respectively	33.5	25.8
Hedge Assets	32.7	30.6
Goodwill	23.9	23.9
Office furniture and equipment net of accumulated depreciation of $9.1 and $5.7 at September 30, 2015 and December 31, 2014, respectively	20.5	22.0
Prepaid expenses	15.0	11.2
Deposits	3.5	49.9
Marketable securities (1)	0.3	6.5
Other Assets	$310.5	$305.1
(1) The amount above excludes Kennedy Wilson's 24.0 million shares in KWE as the investment is eliminated due to the consolidation of KWE's results. Based on the closing price of KWE shares on September 30, 2015, the fair value of Kennedy Wilson's investment in KWE is $413.5 million.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 8—INVESTMENT DEBT

Investment debt at September 30, 2015 and December 31, 2014 consists of the following:

(Dollars in millions)		Carrying Amount of Investment Debt as of (1)
Investment Debt by Product Type	Region	September 30, 2015	December 31, 2014
Mortgage debt
Multifamily (1)	Western U.S.	$824.7	$565.5
Commercial	Western U.S.	256.6	131.0
Hotel	Western U.S	39.5	37.2
Multifamily (1)	Japan	—	242.9
Commercial	Japan	2.1	2.1
Commercial (1)(2)	Ireland	391.5	412.5
Multifamily (1)(3)	Ireland	192.6	133.6
Residential and Other(1)(5)	Ireland	4.0	29.0
Hotel	Ireland	80.5	72.9
Residential and Other(7)	Spain	3.5	—
Commercial (1)(4)	United Kingdom	1,054.7	569.2
Total mortgage debt		2,849.7	2,195.9

Unsecured (6)	United Kingdom	446.9	—
Investment debt		$3,296.6	$2,195.9

(1) The investment debt payable balances include unamortized debt premiums. Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan premium as of September 30, 2015 and December 31, 2014 was $1.9 million and $15.4 million.
(2) Includes $295.1 million and $323.8 million of investment debt on properties that were acquired and held by KWE as of September 30, 2015 and December 31, 2014, respectively. Kennedy Wilson owns approximately 17.7% of the total issued share capital of KWE as of September 30, 2015.
(3) Includes $53.0 million and $40.3 million of investment debt on properties that were acquired and held by KWE as of September 30, 2015 and December 31, 2014, respectively. Kennedy Wilson owns approximately 17.7% of the total issued share capital of KWE as of September 30, 2015.
(4) Includes $969.4 million and $483.0 million of investment debt on properties that were acquired and held by KWE as of September 30, 2015 and December 31, 2014, respectively. Kennedy Wilson owns approximately 17.7% of the total issued share capital of KWE as of September 30, 2015.
(5) Includes $0.0 million and $14.6 million of investment debt on properties that were acquired and held by KWE as of September 30, 2015 and December 31, 2014, respectively. Kennedy Wilson owns approximately 17.7% of the total issued share capital of KWE as of September 30, 2015.
(6) Includes $446.9 million and $0.0 million of unsecured debt held by KWE as of September 30, 2015 and December 31, 2014, respectively. Kennedy Wilson owns approximately 17.7% of the total issued share capital of KWE as of September 30, 2015.
(7) Includes $3.5 million and $0.0 million of investment debt held by KWE as of September 30, 2015 and December 31, 2014, respectively. Kennedy Wilson owns approximately 17.7% of the total issued share capital of KWE as of September 30, 2015.

The investment debt had a weighted average interest rate of 3.16% and 3.03% per annum at September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, 63% of KW Group's investment level debt is fixed rate, 19% is floating rate with interest caps and 18% is floating rate without interest caps, compared to 43% fixed rate, 38% floating rate with interest caps and 19% floating rate without interest caps, as of December 31, 2014.

In addition, during the second quarter of 2015, KWE completed its inaugural bond offering of approximately $454.0 million (based on September 30, 2015 rates) (£300 million) in 3.95% fixed-rate senior unsecured bonds due 2022. The bonds were issued at a discount and have a carrying value of $446.9 million at September 30, 2015. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The trust deed that governs the bonds contain various restrictive covenants for KWE, including, among others, limitations on KWE’s and its material subsidiaries’ ability to provide certain negative pledges. The trust deed limits the ability of KWE and its subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the incurrence of the new indebtedness, (1) KWE’s consolidated net indebtedness (as defined in the trust deed) would exceed 60% of KWE’s total assets (as calculated pursuant to the terms of the trust deed); and (2) KWE’s consolidated secured indebtedness (as defined in the trust deed) would exceed 50% of KWE’s total assets (as calculated pursuant to the terms of the trust deed). The trust deed also requires KWE, as of each reporting date, to maintain an interest coverage ratio (as defined in the trust deed) of at least 1.50 to 1.00 and have unencumbered assets of no less than 125% of its unsecured indebtedness (as defined in the trust deed). As of September 30, 2015, KWE was in compliance with these covenants.

In August 2014, KWE entered into a three-year unsecured floating rate revolving debt facility ("KWE Facility") with Bank of America Merrill Lynch, Deutsche Bank, and J.P. Morgan Chase of approximately $340.5 million (£225 million) based on rates as of September 30, 2015. During the nine months ended September 30, 2015, KWE drew $55.7 million and repaid $56.0 million on its unsecured credit facility to fund acquisitions. The maximum amount drawn on the unsecured credit facility at any one point during the nine months ended September 30, 2015 was $56.0 million. The difference in amounts is based on different exchange rates at the time of the initial draw-downs and subsequent repayment. As of September 30, 2015, the unsecured credit facility was undrawn and $340.5 million (£225 million) based on rates as of September 30, 2015 was still available.

During the nine months ended September 30, 2015, five acquisitions were partially financed with mortgages, five existing investments were partially financed with mortgages, three existing mortgages were consolidated and eleven existing investments with existing mortgages were refinanced. See note 4 for more detail on the acquisitions and the investment debt associated with them.

As part of the sale of KW Group's Japanese multifamily portfolio and the payoff of the portfolio's investment debt, KW Group recognized a prepayment penalty of $7.1 million through interest expense during the quarter ended June 30, 2015.
The aggregate maturities of investment debt subsequent to September 30, 2015 are as follows:

(Dollars in millions)	Aggregate Maturities
2015	$8.8
2016	44.5
2017	193.9
2018	247.2
2019	911.7
Thereafter	1,888.6
3,294.7
Debt premium	1.9
$3,296.6
NOTE 9—SENIOR NOTES

			September 30, 2015			December 31, 2014
(Dollars in millions)				Unamortized			Unamortized
	Interest Rate	Maturity Date	Face Value	Net Premium/(Discount)	Carrying Value	Face Value	Net Premium/(Discount)	Carrying Value
2042 Notes	7.75%	12/1/2042	$55.0	$—	$55.0	$55.0	$—	$55.0
2024 Notes	5.88%	4/1/2024	650.0	(2.5)	647.5	650.0	(2.6)	647.4
Senior Notes			$705.0	$(2.5)	$702.5	$705.0	$(2.6)	$702.4
The indentures governing the 2024 Notes and 2042 Notes contain various restrictive covenants, including, among others, limitations on our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness, to make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock,

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

sell assets or subsidiary stock, engage in transactions with affiliates, create or permit liens on assets, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indentures governing the 2024 and 2042 Notes limit the ability of Kennedy Wilson and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of September 30, 2015, the maximum balance sheet leverage ratio was 0.63 to 1.00. See Note 15 for the guarantor and non-guarantor financial statements.
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

As of September 30, 2015, Kennedy-Wilson, Inc.'s adjusted fixed charge coverage ratio was 2.57 to 1.00, its balance sheet leverage ratio was 0.67 to 1.00, and its effective tangible net worth and its unrestricted cash, cash equivalents and publicly traded marketable securities were $1,051.1 million and $592.9 million, respectively, and Kennedy-Wilson, Inc. was in compliance with these covenants. The revolving loan agreement also provides that any subsidiary guarantors under our 2042 Notes must provide guarantees of the loans drawn on our unsecured revolving credit facility.  See Note 9 for a discussion of our senior notes.

During the nine months ended September 30, 2015, the Company drew $75.0 million and repaid $200.0 million on its unsecured credit facility to fund acquisitions. The maximum amount drawn on the unsecured credit facility at any one point during the nine months ended September 30, 2015 was $150.0 million. As of September 30, 2015, the unsecured credit facility was undrawn and $300.0 million was still available. As of December 31, 2014, there was $125.0 million outstanding under the unsecured facility, and $175.0 million was still available.
NOTE 11—EQUITY
Common Stock
During the nine months ended September 30, 2015, Kennedy Wilson had completed an offering of 8.6 million shares of its common stock, which raised $215.3 million of net proceeds, excluding issuance costs of $0.3 million. Additionally, in May 2015, 100,000 shares of Series A preferred stock were mandatorily converted into 8,554,948 shares of common stock.
Dividend Distributions
During the following periods, Kennedy Wilson declared and paid the following cash distributions on its common and preferred stock:

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
(Dollars in millions)	Declared	Paid	Declared	Paid
Preferred Stock
Series A (1)	$1.5	$1.5	$4.5	$4.5
Series B (2)	1.6	1.6	1.6	1.6
Total Preferred Stock	3.1	3.1	6.1	6.1
Common Stock (3)	39.5	34.6	25.0	22.3
Total (4)	$42.6	$37.7	$31.1	$28.4

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(1) 6.00% Series A, 100,000 shares issued and outstanding as of September 30, 2014, mandatorily converted on May 19, 2015 into 8,554,948 shares of the Company’s common stock.
(2) 6.45% Series B, 32,550 shares issued and outstanding as of September 30, 2015 and 2014, mandatorily convertible on November 3, 2018, or earlier at the option of the holders thereof, or, in certain circumstances, at our election on or after May 3, 2017. The conversion price for the Series B mandatory convertible preferred stock was $10.03 and $10.20 per share as of September 30, 2015 and 2014, respectively, and is subject to further adjustment pursuant to customary anti-dilution provisions.
(3) $0.0001 par value per share, 200,000,000 shares authorized as of September 30, 2015 and 2014, respectively.
(4) Common stock dividends were declared at the end of each quarter and paid in the following quarter. The amount declared and not paid is accrued on the consolidated balance sheet.
Share-based Compensation
During the three months ended September 30, 2015 and 2014, KW Group recognized $5.5 million and $5.3 million of compensation expense related to the vesting of restricted stock grants. During the nine months ended September 30, 2015 and 2014, KW Group recognized $19.6 million and $8.7 million, respectively, of compensation expense related to the vesting of restricted stock grants. The increase for the nine months ended September 30, 2015 is due to additional shares of restricted stock grants issued in July of 2014 under Kennedy Wilson's Amended and Restated 2014 Equity Participation Plan.
Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net of taxes:

	Foreign Currency Translation	Currency Derivative Contracts	Marketable Securities	Total Accumulated Other Comprehensive Income
(Dollars in millions)
Balance at December 31, 2014	$(42.4)	$14.4	$(0.2)	$(28.2)
Unrealized (loss) gains, arising during the period	(118.4)	19.5	0.1	(98.8)
Amounts reclassified out of AOCI during the period	18.8	(9.0)	(0.1)	9.7
Taxes on unrealized gains (losses), arising during the period	30.4	(12.8)	—	17.6
Noncontrolling interest	55.6	7.7	—	63.3
Balance at September 30, 2015	$(56.0)	$19.8	$(0.2)	$(36.4)
The functional currencies for our interests in foreign operations include the euro, the British pound sterling, and the Japanese yen. The related amounts on KW Group's balance sheets are translated into U.S. dollars at the exchange rates at the respective financial statement date, while amounts on its statements of operations are translated at the average exchange rates during the respective period. The increase in the unrealized losses on foreign currency translation is a result of the strengthening of the U.S. dollar against the euro, the British pound and the Japanese yen during the nine months ended September 30, 2015.
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
Noncontrolling Interests
Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries,

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

and are presented separately on KW Group's balance sheet. As of September 30, 2015 and December 31, 2014 KW Group had noncontrolling interest of $1.8 billion and $2.1 billion, respectively. The decrease in noncontrolling interest was due to $63.3 million of foreign currency losses, net of hedges allocated to noncontrolling interest holders, and $205.8 million of distributions made to noncontrolling interest holders, offset by $6.5 million of contributions made to noncontrolling interest holders. Additionally, the Company increased its ownership in KWE through the acquisition of $59.5 million worth of KWE shares from noncontrolling interest holders, thus reducing the noncontrolling interest.
Kennedy Wilson currently owns approximately 17.7% of KWE’s total issued share capital as of September 30, 2015. The noncontrolling interest holders in KWE had an equity balance of $1.6 billion as of September 30, 2015.  Due to the terms provided in the investment management agreement between KWE and a wholly-owned subsidiary of Kennedy Wilson, the results of KWE are consolidated in KW Group's financial statements.

NOTE 12—EARNINGS PER SHARE

Under FASB ASC Topic 260-10-45, Earnings Per Share, the Company uses the two-class method to calculate earnings per share. Basic earnings per share is calculated based on dividends declared (“distributed earnings”) and the rights of common shares and participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends declared during the period. Participating securities, which include unvested restricted stock, are included in the computation of earnings per share pursuant to the two-class method. The undistributed earnings are allocated to all outstanding common shares and participating securities based on the relative percentage of each security to the total number of outstanding securities. Basic earnings per common share and participating securities represent the summation of the distributed and undistributed earnings per common share and participating security divided by the total weighted average number of common shares outstanding and the total weighted average number of participating securities outstanding during the respective periods. We only present the earnings per share attributable to the common shareholders.

Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except share and per share amounts)	2015	2014	2015	2014
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$14.9	$(2.2)	$42.6	$44.6
Net income (loss) and dividends allocated to participating securities	(0.6)	(0.5)	(1.9)	(2.6)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	14.3	(2.7)	40.7	42.0
Dividends declared on common shares	(13.0)	(8.1)	(37.8)	(24.1)
Undistributed earnings attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	$1.3	$(10.8)	$2.9	$17.9

Distributed earnings per share	$0.12	$0.09	$0.36	$0.27
Undistributed earnings per share	0.01	(0.12)	0.04	0.20
Income (loss) per basic	0.13	(0.03)	0.40	0.47

Income (loss) per diluted	$0.13	$(0.03)	$0.40	$0.47

Weighted average shares outstanding for basic	107,433,124	89,267,838	101,361,606	88,854,215
Weighted average shares outstanding for diluted(1)	107,433,124	89,267,838	105,517,172	90,169,008
Dividends declared per common share	$0.12	$0.09	$0.36	$0.27

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(1) For the three and nine months ended September 30, 2015, a total of 3,538,420 and 3,163,589, respectively, potentially dilutive securities were not included in the diluted weighted average shares as they were anti-dilutive. For the three months ended September 30, 2014, a total of 12,993,531 potentially dilutive securities have not been included in the diluted weighted average shares as they are anti-dilutive. Potentially anti-dilutive securities include preferred stock and unvested restricted stock grants.
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
KW INVESTMENTS—Kennedy Wilson invests its capital in real estate assets and loans secured by real estate either on its own or with equity partners through public vehicles, joint ventures, separate accounts, and commingled funds. For investments with equity partners we are typically the general partner or investment manager in these investments with a promoted interest in the profits of our investments beyond our ownership percentage. The Company has an average ownership interest across all investments of approximately 36%. Our equity partners include publicly traded companies, financial institutions, foundations, endowments, high net worth individuals and other institutional investors.
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
KW Services manages over 53 million square feet of properties for institutional clients and individual investors in the United States, Europe, and Japan, which includes assets KW Services have ownership in and third party assets. With 25 offices throughout the United States, the United Kingdom, Ireland, Spain, Jersey and Japan, KW Services has the capabilities and resources to provide property services to real estate owners as well as the experience, as a real estate investor, to understand client concerns. The managers of KW Services have an extensive track record in their respective lines of business and the real estate community as a whole. Their knowledge and relationships is an excellent driver of business through the services business as well as on the investment front.
Additionally, KW Services plays a critical role in supporting the company's investment strategy by providing local market intelligence and real-time data for evaluating investments, generating proprietary transaction flow and creating value through efficient implementation of asset management or repositioning strategies.
The following tables summarize income activity by segment and corporate for the three and nine months ended September 30, 2015 and 2014 and balance sheet data as of September 30, 2015 and December 31, 2014:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Investments
Rental	$106.6	$70.6	$295.3	$124.4
Hotel	31.3	22.9	78.0	36.9
Sale of real estate	1.6	1.6	3.7	19.0
Loan purchases, loan originations and other	4.6	5.7	13.4	11.7
Total revenue	144.1	100.8	390.4	192.0
Depreciation and amortization	(44.9)	(34.7)	(119.5)	(67.3)
Operating expenses	(70.9)	(55.2)	(204.4)	(130.4)
Income from unconsolidated investments	15.0	11.4	40.6	43.1
Operating income	43.3	22.3	107.1	37.4
Gain on sale of real estate	4.6	—	44.7	—
Acquisition-related gains	29.9	28.9	87.2	199.2
Acquisition-related expenses	(8.2)	(5.3)	(28.3)	(16.9)
Interest expense - investments	(31.3)	(13.8)	(77.9)	(30.2)
Other	(4.3)	(1.9)	(0.7)	1.0
Net income	34.0	30.2	132.1	190.5
Net loss (income) attributable to the noncontrolling interests	10.4	0.1	14.6	(62.6)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$44.4	$30.3	$146.7	$127.9

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Services
Investment management, property services and research fees (includes $8.0, $6.2, $26.7, and $47.0 of related party fees)	$15.1	$12.9	$47.0	$65.0
Total revenue	15.1	12.9	47.0	65.0
Operating expenses	(16.1)	(14.5)	(44.2)	(40.4)
Income from unconsolidated investments	0.9	0.7	3.5	2.8
Operating (loss) income	(0.1)	(0.9)	6.3	27.4
Net income attributable to the noncontrolling interests	—	2.7	0.4	2.7
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(0.1)	$1.8	$6.7	$30.1

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Corporate
Operating expenses	$(12.6)	$(9.7)	$(39.7)	$(25.5)
Operating loss	(12.6)	(9.7)	(39.7)	(25.5)
Interest expense-corporate	(11.7)	(15.9)	(35.5)	(41.1)
Loss before provision for income taxes	(24.3)	(25.6)	(75.2)	(66.6)
Provision for income taxes	(4.5)	(6.6)	(32.5)	(40.8)
Net loss	(28.8)	(32.2)	(107.7)	(107.4)
Preferred dividends and accretion of preferred stock issuance costs	(0.5)	(2.0)	(3.1)	(6.1)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(29.3)	$(34.2)	$(110.8)	$(113.5)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Consolidated
Investment management, property services and research fees (includes $8.0, $6.2, $26.7, and $47.0 of related party fees)	$15.1	$12.9	$47.0	$65.0
Rental	106.6	70.6	295.3	124.4
Hotel	31.3	22.9	78.0	36.9
Sale of real estate	1.6	1.6	3.7	19.0
Loans and other	4.6	5.7	13.4	11.7
Total revenue	159.2	113.7	437.4	257.0
Operating expenses	(99.6)	(79.5)	(288.3)	(196.2)
Depreciation and amortization	(44.9)	(34.7)	(119.5)	(67.3)
Total operating expenses	(144.5)	(114.2)	(407.8)	(263.5)
Income from unconsolidated investments	15.9	12.1	44.1	45.9
Operating income	30.6	11.6	73.7	39.4
Gain on sale of real estate	4.6	—	44.7	—
Acquisition-related gain	29.9	28.9	87.2	199.2
Acquisition-related expenses	(8.2)	(5.3)	(28.3)	(16.9)
Interest expense - investment	(31.3)	(13.8)	(77.9)	(30.2)
Interest expense - corporate	(11.7)	(15.9)	(35.5)	(41.1)
Other	(4.3)	(1.9)	(0.7)	1.0
Income before benefit from income taxes	9.6	3.6	63.2	151.4
Provision for income taxes	(4.5)	(6.6)	(32.5)	(40.8)
Net income (loss)	5.1	(3.0)	30.7	110.6
Net loss (income) attributable to the noncontrolling interests	10.3	2.8	15.0	(59.9)
Preferred dividends and accretion of preferred stock issuance costs	(0.5)	(2.0)	(3.1)	(6.1)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$14.9	$(2.2)	$42.6	$44.6

(Dollars in millions)	September 30, 2015	December 31, 2014
Total Assets
Investments	$7,106.9	$6,017.9
Services	60.7	60.2
Corporate	125.1	254.0
Total assets	$7,292.7	$6,332.1
NOTE 14—INCOME TAXES
In determining quarterly provisions for income taxes, we calculate income tax expense based on actual year-to-date income and statutory tax rates. The year-to-date income tax expense also reflects our assessment of potential exposure for uncertain tax positions.
The fluctuations between periods in our income tax expense are mainly due to varying levels of income and amounts attributable to foreign sourced income and noncontrolling interests. During the nine months ended September 30, 2015, KW Group generated pretax book income of $63.2 million related to its global operations, and recorded a tax charge of $32.5 million. During the nine months ended September 30, 2014 KW Group generated pretax book income of $151.4 million related to its global operations, and recorded a tax charge of $40.8 million. The difference between the U.S. federal rate of 35% and the Company's effective rate is primarily attributable to non-deductible depreciation and acquisition-related expenses in the United Kingdom

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(which are primarily attributable to KWE) as well as a higher taxable gain on the disposition of the Company's Japanese multifamily portfolio.
U.S. domestic taxes have not been provided for in the consolidated tax provision on amounts earned directly by our wholly-owned subsidiaries which perform property management services in Jersey, the United Kingdom, Spain and Ireland, since it is our plan to indefinitely reinvest amounts earned by such subsidiaries. If these subsidiaries' cumulative earnings were repatriated to the United States additional U.S. domestic taxes of $7.0 million attributable to Kennedy Wilson would be incurred. Additionally, approximately $359.9 million of KW Group's consolidated cash and cash equivalents held by consolidated subsidiaries is held by our subsidiaries in Jersey, the United Kingdom, Spain and Ireland.

NOTE 15—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information include:

(1) Condensed consolidating balance sheets as of September 30, 2015 and December 31, 2014; consolidating statements of operations for the three and nine months ended September 30, 2015 and 2014; consolidating statements of comprehensive income for the three and nine months ended September 30, 2015 and 2014; and condensed consolidating statements of cash flows for the nine months ended September 30, 2015 and 2014, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.
Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three and nine months ended September 30, 2015 or 2014.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2015

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$40.5	$27.5	$85.8	$—	$153.8
Cash held by consolidated investments	—	—	—	387.8	—	387.8
Accounts receivable	—	—	24.7	31.5	—	56.2
Loan purchases and originations	—	77.5	12.2	369.4	(37.8)	421.3
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	941.2	4,522.3	—	5,463.5
Unconsolidated investments	—	12.3	321.1	166.2	—	499.6
Investments in and advances to consolidated subsidiaries	1,132.1	1,865.9	1,176.2	—	(4,174.2)	—
Other assets	—	3.6	38.4	268.5	—	310.5
Total assets	$1,132.1	$1,999.8	$2,541.3	$5,831.5	$(4,212.0)	$7,292.7

Liabilities and equity
Liabilities
Accounts payable	$—	$0.4	$2.9	$16.6	$—	$19.9
Accrued expenses and other liabilities	13.5	164.8	133.6	37.0	—	348.9
Investment debt	—	—	539.1	2,795.3	(37.8)	3,296.6
Senior notes payable	—	702.5	—	—	—	702.5
Total liabilities	13.5	867.7	675.6	2,848.9	(37.8)	4,367.9

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,118.6	1,132.1	1,865.7	1,176.9	(4,174.2)	1,119.1
Noncontrolling interests	—	—	—	1,805.7	—	1,805.7
Total equity	1,118.6	1,132.1	1,865.7	2,982.6	(4,174.2)	2,924.8
Total liabilities and equity	$1,132.1	$1,999.8	$2,541.3	$5,831.5	$(4,212.0)	$7,292.7

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Investment management, property services and research fees	$—	$—	$14.7	$0.4	$—	$15.1
Rental	—	—	19.2	87.4	—	106.6
Hotel	—	—	—	31.3	—	31.3
Sale of real estate	—	—	0.1	1.5	—	1.6
Loan purchases, loan originations and other	—	—	0.2	4.4	—	4.6
Total revenue	—	—	34.2	125.0	—	159.2
Operating expenses
Commission and marketing	—	—	1.1	0.1	—	1.2
Rental operating	—	—	8.0	21.4	—	29.4
Hotel operating	—	—	—	22.7	—	22.7
Cost of real estate sold	—	—	—	1.1	—	1.1
Compensation and related	5.5	17.0	11.0	1.7	—	35.2
General and administrative	—	3.6	4.9	1.5	—	10.0
Depreciation and amortization	—	0.1	5.7	39.1	—	44.9
Total operating expenses	5.5	20.7	30.7	87.6	—	144.5
Income from unconsolidated subsidiaries	—	(1.2)	20.0	(2.9)	—	15.9
Income from consolidated subsidiaries	10.6	44.0	(35.0)	—	(19.6)	—
Operating income (loss)	5.1	22.1	(11.5)	34.5	(19.6)	30.6
Non-operating income (expense)
Acquisition-related gains	—	—	61.6	(31.7)	—	29.9
Acquisition-related expenses	—	(0.1)	(0.4)	(7.7)	—	(8.2)
Interest expense-investment	—	—	(4.6)	(26.7)	—	(31.3)
Interest expense-corporate	—	(11.7)	—	—	—	(11.7)
Gain on sale of real estate	—	—	—	4.6	—	4.6
Other income / (expense)	—	0.4	0.1	(4.8)	—	(4.3)
Income (loss) before benefit from income taxes	5.1	10.7	45.2	(31.8)	(19.6)	9.6
(Provision for) benefit from income taxes	—	(0.1)	(1.2)	(3.2)	—	(4.5)
Net income (loss)	5.1	10.6	44.0	(35.0)	(19.6)	5.1
Net (income) loss attributable to the noncontrolling interests	—	—	—	10.3	—	10.3
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	5.1	10.6	44.0	(24.7)	(19.6)	15.4
Preferred dividends and accretion of preferred stock issuance costs	(0.5)	—	—	—	—	(0.5)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$4.6	$10.6	$44.0	$(24.7)	$(19.6)	$14.9

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Investment management, property services and research fees	$—	$—	$44.9	$2.1	$—	$47.0
Rental	—	—	44.0	251.3	—	295.3
Hotel	—	—	—	78.0	—	78.0
Sale of real estate	—	—	0.1	3.6	—	3.7
Loan purchases, loan originations and other	—	—	1.0	12.4	—	13.4
Total revenue	—	—	90.0	347.4	—	437.4
Operating expenses
Commission and marketing	—	1.0	2.7	0.7	—	4.4
Rental operating	—	—	16.2	62.3	—	78.5
Hotel operating	—	—	—	66.1	—	66.1
Cost of real estate sold	—	—	—	2.6	—	2.6
Compensation and related	19.6	46.9	32.4	6.5	—	105.4
General and administrative	—	11.0	12.2	8.1	—	31.3
Depreciation and amortization	—	0.5	14.2	104.8	—	119.5
Total operating expenses	19.6	59.4	77.7	251.1	—	407.8
Income from unconsolidated subsidiaries	—	—	37.6	6.5	—	44.1
Income from consolidated subsidiaries	50.3	148.7	49.0	—	(248.0)	—
Operating income (loss)	30.7	89.3	98.9	102.8	(248.0)	73.7
Non-operating income (expense)
Acquisition-related gains	—	—	61.6	25.6	—	87.2
Acquisition-related expenses	—	(0.4)	(0.6)	(27.3)	—	(28.3)
Interest expense-investment	—	—	(10.1)	(67.8)	—	(77.9)
Interest expense-corporate	—	(35.5)	—	—	—	(35.5)
Gain on sale of real estate	—	—	—	44.7	—	44.7
Other income / (expense)	—	0.3	0.1	(1.1)	—	(0.7)
Income (loss) before benefit from income taxes	30.7	53.7	149.9	76.9	(248.0)	63.2
(Provision for) benefit from income taxes	—	(3.4)	(1.2)	(27.9)	—	(32.5)
Net income (loss)	30.7	50.3	148.7	49.0	(248.0)	30.7
Net (income) loss attributable to the noncontrolling interests	—	—	—	15.0	—	15.0
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	30.7	50.3	148.7	64.0	(248.0)	45.7
Preferred dividends and accretion of preferred stock issuance costs	(3.1)	—	—	—	—	(3.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$27.6	$50.3	$148.7	$64.0	$(248.0)	$42.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Investment management, property services, and research fees	$—	$(0.5)	$14.1	$(0.7)	$—	$12.9
Rental	—	—	5.6	65.0	—	70.6
Hotel	—	—	—	22.9	—	22.9
Sale of real estate	—	—	0.1	1.5	—	1.6
Loan purchases, loan originations and other	—	0.1	(2.8)	8.4	—	5.7
Total revenue	—	(0.4)	17.0	97.1	—	113.7
Operating expenses
Commission and marketing	—	—	1.6	0.4	—	2.0
Rental operating	—	—	(5.5)	26.4	—	20.9
Hotel operating	—	—	—	16.9	—	16.9
Cost of real estate sold	—	—	—	1.1	—	1.1
Compensation and related	5.3	8.8	10.7	2.0	—	26.8
General and administrative	—	3.8	7.5	0.5	—	11.8
Depreciation and amortization	—	0.2	3.1	31.4	—	34.7
Total operating expenses	5.3	12.8	17.4	78.7	—	114.2
Income from unconsolidated investments, net of depreciation and amortization	—	2.1	4.2	5.8	—	12.1
Income from consolidated subsidiaries	2.3	35.7	30.2	—	(68.2)	—
Operating income (expense)	(3.0)	24.6	34.0	24.2	(68.2)	11.6
Non-operating income (expense)
Acquisition-related gains	—	—	—	28.9	—	28.9
Acquisition-related expense	—	—	(0.1)	(5.2)	—	(5.3)
Interest expense-investment	—	—	(3.5)	(10.3)	—	(13.8)
Interest expense-corporate	—	(15.9)	—	—	—	(15.9)
Gain (loss) on sale of real estate	—	—	—	—	—	—
Other income / (expense)	—	(0.2)	—	(1.7)	—	(1.9)
(Loss) income before benefit from income taxes	(3.0)	8.5	30.4	35.9	(68.2)	3.6
(Provision for) benefit from income taxes	—	(6.1)	5.1	(5.6)	—	(6.6)
Net (loss) income	(3.0)	2.4	35.5	30.3	(68.2)	(3.0)
Net income attributable to the noncontrolling interests	—	—	—	2.8	—	2.8
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc.	(3.0)	2.4	35.5	33.1	(68.2)	(0.2)
Preferred dividends and accretion of preferred stock issuance costs	(2.0)	—	—	—	—	(2.0)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(5.0)	$2.4	$35.5	$33.1	$(68.2)	$(2.2)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Investment management, property services, and research fees	$—	$—	$62.6	$2.4	$—	$65.0
Rental	—	—	12.0	112.4	—	124.4
Hotel	—	—	—	36.9	—	36.9
Sale of real estate	—	—	0.7	18.3	—	19.0
Loan purchases, loan originations and other	—	0.2	1.5	10.0	—	11.7
Total revenue	—	0.2	76.8	180.0	—	257.0
Operating expenses
Commission and marketing	—	—	3.0	0.8	—	3.8
Rental operating	—	—	(3.1)	40.9	—	37.8
Hotel operating	—	—	—	32.1	—	32.1
Cost of real estate sold	—	—	0.7	13.9	—	14.6
Compensation and related	8.7	39.0	27.0	4.9	—	79.6
General and administrative	—	9.4	11.5	7.4	—	28.3
Depreciation and amortization	—	0.7	7.9	58.7	—	67.3
Total operating expenses	8.7	49.1	47.0	158.7	—	263.5
Income from unconsolidated investments, net of depreciation and amortization	—	3.3	35.1	7.5	—	45.9
Income from consolidated subsidiaries	119.3	245.2	183.1	—	(547.6)	—
Operating income (expense)	110.6	199.6	248.0	28.8	(547.6)	39.4
Non-operating income (expense)
Acquisition-related gains	—	(7.0)	3.7	202.5	—	199.2
Acquisition-related expense	—	—	(1.7)	(15.2)	—	(16.9)
Interest expense-investment	—	—	(3.5)	(26.7)	—	(30.2)
Interest expense-corporate	—	(41.1)	—	—	—	(41.1)
Other income/(expense)	—	—	1.5	(0.5)	—	1.0
(Loss) income before benefit from income taxes	110.6	151.5	248.0	188.9	(547.6)	151.4
(Provision for) benefit from income taxes	—	(32.2)	(3.0)	(5.6)	—	(40.8)
Net (loss) income	110.6	119.3	245.0	183.3	(547.6)	110.6
Net income attributable to the noncontrolling interests	—	—	—	(59.9)	—	(59.9)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc.	110.6	119.3	245.0	123.4	(547.6)	50.7
Preferred dividends and accretion of preferred stock issuance costs	(6.1)	—	—	—	—	(6.1)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$104.5	$119.3	$245.0	$123.4	$(547.6)	$44.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$5.1	$10.6	$44.0	$(35.0)	$(19.6)	$5.1

Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation (loss) gain	(51.8)	(51.8)	(1.0)	(138.3)	191.1	(51.8)
Amounts reclassified out of AOCI during the period	(0.3)	(0.3)	(0.3)	—	0.6	(0.3)
Unrealized currency derivative contracts gain (loss)	(8.3)	(8.3)	5.8	(14.1)	16.6	(8.3)
Total other comprehensive (loss) income for the period	$(60.4)	$(60.4)	$4.5	$(152.4)	$208.3	$(60.4)

Comprehensive (loss) income	$(55.3)	$(49.8)	$48.5	$(187.4)	$188.7	$(55.3)
Comprehensive loss attributable to noncontrolling interests	—	—	—	67.9	—	67.9
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(55.3)	$(49.8)	$48.5	$(119.5)	$188.7	$12.6

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income (loss)	$(3.0)	$2.4	$35.5	$30.3	$(68.2)	$(3.0)

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation (loss) gains	(89.0)	(89.0)	(21.4)	(12.6)	123.0	(89.0)
Unrealized gain on marketable securities	(1.1)	(1.1)	—	—	1.1	(1.1)
Amounts reclassified out of AOCI during the period	—	—	9.5	(9.5)	—	—
Unrealized currency derivative contracts (loss) gain	20.1	20.1	6.5	11.3	(37.9)	20.1
Total other comprehensive income for the period	$(70.0)	$(70.0)	$(5.4)	$(10.8)	$86.2	$(70.0)

Comprehensive (loss) income	$(73.0)	$(67.6)	$30.1	$19.5	$18.0	$(73.0)
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	58.0	—	58.0
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(73.0)	$(67.6)	$30.1	$77.5	$18.0	$(15.0)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$30.7	$50.3	$148.7	$49.0	$(248.0)	$30.7

Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation (loss) gain	(88.0)	(88.0)	(9.4)	(23.8)	121.2	(88.0)
Unrealized gain on marketable securities	0.1	0.1	—	—	(0.1)	0.1
Amounts reclassified out of AOCI during the period	9.7	9.7	(0.6)	10.3	(19.4)	9.7
Unrealized currency derivative contracts gain (loss)	6.7	6.7	8.3	(1.6)	(13.4)	6.7
Total other comprehensive (loss) income for the period	$(71.5)	$(71.5)	$(1.7)	$(15.1)	$88.3	$(71.5)

Comprehensive (loss) income	$(40.8)	$(21.2)	$147.0	$33.9	$(159.7)	$(40.8)
Comprehensive loss attributable to noncontrolling interests	—	—	—	78.3		78.3
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(40.8)	$(21.2)	$147.0	$112.2	$(159.7)	$37.5

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income (loss)	$110.6	$119.3	$245.0	$183.3	$(547.6)	$110.6

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation (loss) gains	(67.1)	(67.1)	2.5	(16.5)	81.1	(67.1)
Unrealized gain on marketable securities	(1.1)	(1.1)	—	—	1.1	(1.1)
Amounts reclassified out of AOCI during the period	(7.1)	(7.1)	1.2	(8.3)	14.2	(7.1)
Unrealized currency derivative contracts (loss) gain	16.5	16.5	5.3	10.1	(31.9)	16.5
Total other comprehensive income for the period	$(58.8)	$(58.8)	$9.0	$(14.7)	$64.5	$(58.8)

Comprehensive (loss) income	$51.8	$60.5	$254.0	$168.6	$(483.1)	$51.8
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(23.5)	—	(23.5)
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$51.8	$60.5	$254.0	$145.1	$(483.1)	$28.3

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash provided by (used in) operating activities	$4.8	$41.2	$103.9	$(35.7)	$114.2
Cash flows from investing activities:
Additions to loans	—	(39.0)	—	(194.9)	(233.9)
Collections of loans	—	—	8.7	6.6	15.3
Net proceeds from sale of real estate	—	—	—	523.4	523.4
Proceeds from settlement of foreign forward contracts	—	17.9	—	18.3	36.2
Purchases of foreign currency options	—	(3.7)	—	(1.5)	(5.2)
Purchases of and additions to real estate	—	—	(186.3)	(1,347.7)	(1,534.0)
Proceeds from sale of marketable securities	—	—	6.2	—	6.2
Distributions from unconsolidated investments	—	—	44.5	47.5	92.0
Contributions to unconsolidated investments	—	(1.5)	(67.4)	(86.3)	(155.2)
(Investments in) distributions from consolidated subsidiaries, net	(170.7)	113.1	18.9	38.7	—
Net cash (used in) provided by investing activities	(170.7)	86.8	(175.4)	(995.9)	(1,255.2)
Cash flows from financing activities:
Borrowings under line of credit	—	75.0	—	—	75.0
Repayment of line of credit	—	(200.0)	—	—	(200.0)
Borrowings under investment debt	—	—	84.0	1,548.2	1,632.2
Repayment of investment debt	—	—	(5.1)	(615.1)	(620.2)
Debt issue costs	—	(0.7)	(0.9)	(13.4)	(15.0)
Issuance of common stock	215.0	—	—	—	215.0
Repurchase of common stock	(11.4)	—	—	—	(11.4)
Dividends paid	(37.7)	—	—	—	(37.7)
Acquisition of KWE shares from noncontrolling interest holders	—	—	—	(59.5)	(59.5)
Contributions from noncontrolling interests, excluding KWE	—	—	—	6.5	6.5
Distributions to noncontrolling interests	—	—	—	(205.8)	(205.8)
Net cash provided by financing activities	165.9	(125.7)	78.0	660.9	779.1
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(34.2)	(34.2)
Net change in cash and cash equivalents	—	2.3	6.5	(404.9)	(396.1)
Cash and cash equivalents, beginning of year	—	38.2	21.0	878.5	937.7
Cash and cash equivalents, end of period	$—	$40.5	$27.5	$473.6	$541.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash provided (used in) by operating activities	$(0.1)	$(25.7)	$73.7	$37.8	$85.7
Cash flows from investing activities:
Additions to loans	—	—	(5.8)	(470.6)	(476.4)
Collections of loans	—	—	15.1	80.8	95.9
Net proceeds from sale of real estate	—	—	—	16.3	16.3
Purchases of and additions to real estate	—	(0.6)	(71.6)	(1,466.0)	(1,538.2)
Proceeds from settlement of foreign forward contracts	—	—	—	7.5	7.5
Purchases of foreign currency options	—	—	—	(2.2)	(2.2)
Distributions from unconsolidated investments	—	0.3	51.6	47.4	99.3
Contributions to unconsolidated investments	—	(2.0)	(47.9)	(89.7)	(139.6)
Investment in marketable securities	—	—	(11.5)	—	(11.5)
(Investments in) distributions from consolidated subsidiaries, net	(159.3)	(198.4)	(65.0)	422.7	—
Net cash (used in) provided by investing activities	(159.3)	(200.7)	(135.1)	(1,453.8)	(1,948.9)
Cash flows from financing activities:
Borrowings under line of credit	—	90.0	—	—	90.0
Repayment of junior subordinated debt	—	(40.0)	—	—	(40.0)
Repayment of lines of credit	—	(90.0)	—	—	(90.0)
Borrowings under investment debt	—	—	31.5	793.6	825.1
Borrowings under senior notes payable	—	297.2	—	—	297.2
Debt issue costs	—	(7.8)	(0.6)	(20.1)	(28.5)
Repayment of investment debt	—	—	(0.1)	(32.1)	(32.2)
Issuance of common stock	190.6	—	—	—	190.6
Dividends paid	(28.4)	—	—	—	(28.4)
Repurchase of common stock	(2.9)	—	—	—	(2.9)
Proceeds from issuance of KWE shares	—	—	—	1,351.1	1,351.1
Restricted cash	—	—	—	(42.6)	(42.6)
Acquisition of KWE shares from noncontrolling interest holders	—	—	—	(16.8)	(16.8)
Contributions from noncontrolling interests, excluding KWE	—	—	—	12.9	12.9
Distributions to noncontrolling interests	—	—	—	(24.3)	(24.3)
Net cash provided by (used in) financing activities	159.3	249.4	30.8	2,021.7	2,461.2
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	10.8	10.8
Net change in cash and cash equivalents	(0.1)	23.0	(30.6)	616.5	608.8
Cash and cash equivalents, beginning of period	—	48.2	77.2	52.8	178.2
Cash and cash equivalents, end of period	$(0.1)	$71.2	$46.6	$669.3	$787.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 16—SUBSEQUENT EVENTS

On November 5, 2015, KWE announced its first draw under its Euro Medium Term Note Programme that it established on November 5, 2015, with the issuance of €300 million aggregate principal amount of senior unsecured notes. The notes will have an annual fixed coupon of 3.25% and will mature in 2025.

Subsequent to September 30, 2015, Kennedy Wilson drew $20.0 million from its revolving credit facility.

The Company evaluated subsequent events through the date these financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations contains forward-looking statements within the meaning of the federal securities laws. See the discussion under the heading “Forward-looking Statements” elsewhere in this report. Unless specifically noted otherwise, as used throughout this Management’s Discussion and Analysis section, “we,” “our,” "us," "the Company" or “Kennedy Wilson” refers to Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries. “KWE” refers to Kennedy Wilson Europe Real Estate plc, a London Stock Exchange listed company that we externally manage through a wholly-owned subsidiary. “KW Group” refers to the Company and its subsidiaries that are consolidated in its financial statements under U.S. GAAP (including KWE). “Equity partners” refers to non-wholly-owned subsidiaries that we consolidate in our financial statements under U.S. GAAP, including KWE, and third-party equity providers Please refer to “Non-GAAP Measures and Certain Definitions” for definitions of certain terms used throughout this Management’s Discussion and Analysis Section.
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

•	Reposition assets and enhance cash flows post-acquisition

•	Explore development opportunities on underutilized portions of assets; primarily excess land with little or no basis adjacent to income producing properties

•	Continuously evaluate and selectively harvest asset and entity value through strategic realizations utilizing both the public and private markets

•
Utilize our services businesses to meet client needs, strengthen relationships with financial institutions, and position us as a valuable resource and partner to these institutions for any future real estate opportunities

The real estate business is cyclical. Real estate cycles are generally impacted by many factors including availability of equity and debt capital, borrowing cost, rent levels, and asset values. Our strategy has resulted in a strong track record of creating both asset and entity value for the benefit of our shareholders and partners over these various real estate cycles.
Kennedy Wilson Europe Real Estate Plc (LSE: KWE)
KWE closed its initial public offering in February 2014 and a follow-on offering in October 2014, raising an aggregate of approximately $2.2 billion in gross proceeds.  KWE, whose ordinary shares are listed on the London Stock Exchange’s main market and who is a member of the FTSE 250 Index, acquires real estate and real estate-related assets in Europe. Since its launch in February 2014 through September 30, 2015, KWE has acquired 301 real estate assets with approximately 10.8 million square feet and totaling $3.8 billion in purchase price (primarily located in the U.K. and Ireland), which KWE currently expects to produce over $223 million of annualized net operating income (net rental income for property portfolios, EBITDA for hotels and interest income for loan portfolios). As of September 30, 2015, Kennedy Wilson owns approximately 24.0 million ordinary shares of KWE (with a cost basis of $401.5 million) or approximately 17.7% of the total issued share capital of KWE. Subsequent to September 30, 2015, the Company received 166,019 shares as part payment of its quarterly management fee raising its ownership to 17.8%.
KWE is externally managed by one of our wholly-owned subsidiaries whom we refer to as KWE Manager pursuant to an investment management agreement whereby we will be entitled to receive certain management and performance fees.  KWE Manager is entitled to an annual management fee (payable quarterly in arrears) equal to 1% of KWE’s adjusted net asset value (reported by KWE to be $2.3 billion at September 30, 2015) and certain performance fees.  The management fee payable to KWE

Manager is paid half in cash and half in shares of KWE.  During the nine months ended September 30, 2015, KWH earned $17.1 million in management fees.
We are also entitled to receive an annual performance fee equal to 20% of the lesser of (i) the excess of the shareholder return for the relevant year (defined as the change in KWE’s adjusted net asset value per ordinary share plus dividends paid) over a 10% annual return hurdle, and (ii) the excess of year-end adjusted net asset value per ordinary share over a “high water mark.” The performance fee is payable in shares of KWE that vest equally over a three-year period. As of September 30, 2015, $12.8 million in such fees have been earned and accrued (not yet paid) by Kennedy Wilson. The final calculation of the performance fee will be completed after the conclusion of KWE’s financial year and such fee will be paid to Kennedy Wilson at that time.
The compensation committee of the Company’s board of directors approved and reserved up to thirty percent (30%) of any performance fees earned by the Company to be allocated to certain employees of the Company. As of September 30, 2015, awards representing approximately twenty-five percent (25%) of the performance fees have been allocated to certain employees through individual award letters. The award letters provide that the employee’s right to receive the RSUs is subject the employee’s continued employment with the Company through the applicable grant date, and that upon a termination of the employee’s employment for any reason, the employee will have no right to receive further RSU awards. The award letter, and the employee’s right to receive future RSU awards, may be amended or terminated at any time by the Company in its discretion without the employee’s consent or approval, and the Company may, in its discretion, reduce or otherwise modify the employee’s award percentage (including a reduction to 0%) at any time.
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
The following condensed financial statements show KWE's financial position and results of operations in the context of the Company's consolidated financial statements as a whole:

	As of September 30, 2015 (unaudited)
(Dollars in millions)	KWE	Non-KWE (1)	Elimination	Total KWH
Cash(2)	$321.6	$220.0	$—	$541.6
Accounts receivable	23.4	32.8	—	56.2
Loan purchases and originations	368.9	52.4	—	421.3
Real estate and acquired in place lease values, net of accumulated depreciation and amortization(3)	3,012.0	2,451.5	—	5,463.5
Investment in marketable securities	—	377.2	(377.2)	—
Unconsolidated investments	—	499.6	—	499.6
Other assets	215.8	94.7	—	310.5
Total assets	$3,941.7	$3,728.2	$(377.2)	$7,292.7

Accounts payable	$9.7	$10.2	$—	$19.9
Accrued expenses and other liabilities	178.0	170.9	—	348.9
Investment debt	1,768.0	1,528.6	—	3,296.6
Senior notes payable	—	702.5	—	702.5
Total liabilities	$1,955.7	$2,412.2	$—	$4,367.9

Kennedy-Wilson Holdings Inc. shareholders' equity	$395.2	$1,155.5	$(395.2)	$1,155.5
Accumulated other comprehensive income	(18.0)	(36.4)	18.0	(36.4)
Noncontrolling interests	1,608.8	196.9	—	1,805.7
Total equity	$1,986.0	$1,316.0	$(377.2)	$2,924.8
Total liabilities and equity	$3,941.7	$3,728.2	$(377.2)	$7,292.7
(1) Consists of investments that are consolidated in our financial statements and investments that are held through joint ventures.
(2) Includes cash and cash equivalents and cash held by consolidated investments
(3) Includes $96.8 million and $121.9 million of accumulated depreciation and amortization for KWE and Non-KWE, respectively.

	Nine Months Ended September 30, 2015
(Dollars in millions)	KWE	Non-KWE	Fee Elimination(1)	Total KWH
Revenue
Investment management, property services and research fees	$—	$76.9	$(29.9)	$47.0
Dividend income	—	8.5	(8.5)	—
Rental	153.3	142.0	—	295.3
Hotel	24.0	54.0	—	78.0
Sale of real estate	—	3.7	—	3.7
Loan purchases, loan originations and other	12.4	1.0	—	13.4
Total revenue	189.7	286.1	(38.4)	437.4
Operating expenses				—
Commission and marketing	—	4.4	—	4.4
Rental operating	31.1	47.4	—	78.5
Hotel operating	19.5	46.6	—	66.1
Cost of real estate sold	—	2.6	—	2.6
Compensation and related	0.4	105.0	—	105.4
General and administrative	6.7	24.6	—	31.3
Depreciation and amortization	65.4	54.1	—	119.5
Total operating expenses	123.1	284.7	—	407.8
Income from unconsolidated investments	(1.4)	45.5	—	44.1
Operating income	65.2	46.9	(38.4)	73.7
Non-operating income (expense)				—
Gain on sale of real estate	10.8	33.9	—	44.7
Acquisition-related gains	11.2	76.0	—	87.2
Acquisition-related expenses	(26.6)	(1.7)	—	(28.3)
Interest expense-investment	(34.6)	(43.3)	—	(77.9)
Interest expense-corporate	—	(35.5)	—	(35.5)
Management fee	(29.9)	—	29.9	—
Other income	(0.8)	0.1	—	(0.7)
Income (loss) before provision for income taxes	(4.7)	76.4	(8.5)	63.2
Provision for income taxes	(8.2)	(24.3)	—	(32.5)
Net income (loss)	$(12.9)	$52.1	$(8.5)	$30.7
(1)Only relates to fee elimination associated with the Company's investment in KWE. The Company has additional fees eliminated associated with other equity partners.
Legacy European Investments
Prior to KWE's formation and for investments that do not meet KWE's investment guidelines, the Company has directly invested in 18 properties, four loan pools and a servicing platform in Europe that have total assets of $882.7 million included in the Company's consolidated balance sheet and $248.0 million of equity as of September 30, 2015. As of September 30, 2015, the Company's weighted average ownership in these investments was 58%.
Key Segments: Investments and Services
Our operations are defined by two core business segments, KW investments and KW services, which work closely together to identify attractive investment markets and opportunities across the world:

KW Investments
Kennedy Wilson invests its capital in real estate assets and loans secured by real estate either on its own or with equity partners through public vehicles, joint ventures, separate accounts and commingled funds. For investments with equity partners we are typically the general partner or investment manager in these investments with a promoted interest in the profits of our investments beyond our ownership percentage. The Company has an average ownership interest across all investments of approximately 36%. Our equity partners include publicly traded companies, financial institutions, foundations, endowments, high net worth individuals and other institutional investors.
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
Hotel
We acquire hotels in certain opportunistic situations in which we were able to purchase at a discount or can implement our value-add investment approach.
Residential and Other
In certain cases, we may pursue for sale housing acquisition opportunities, including land for entitlements, finished lots, urban infill condominium sites and partially finished and finished condominium projects. On certain income-producing acquisitions, there are adjacent land parcels that we assign little or no basis and for which we may pursue entitlement activities or, in some cases, development or re-development opportunities. This group also includes our investment in marketable securities. Included in Western U.S. residential are two residential investments and one loan investment in Hawaii. Our investment account balance for these Hawaiian investments is $146 million.
The following table describes our investment account (Kennedy Wilson's equity in real estate and loans secured by real estate), which includes the following financial statement captions and is derived from the consolidated balance sheets, as of September 30, 2015 and December 31, 2014:

(Dollars in millions)	September 30, 2015	December 31, 2014
Real estate and acquired in-place lease values, gross of accumulated depreciation and amortization of $218.7 and $121.8, respectively	$5,682.2	$4,349.9
Loan purchases and originations	421.3	313.4
Investment debt	(3,296.6)	(2,195.9)
Cash held by consolidated investments	387.8	763.1
Unconsolidated investments(1), gross of accumulated depreciation and amortization of $61.8 and $69.4, respectively	532.0	532.7
Hedge asset	17.1	30.6
Other(2)	37.7	83.9
Consolidated investment account	3,781.5	3,877.7
Less:
Noncontrolling interests on investments, gross of depreciation and amortization of $102.9 and $50.6, respectively	(1,908.6)	(2,193.4)
Investment account	$1,872.9	$1,684.3

(1) Excludes $29.4 million and $28.9 million related to our investment in a servicing platform in Spain, as of September 30, 2015 and December 31, 2014, respectively.
(2) Includes the Company's marketable securities, which are part of other assets, as well as net other assets of consolidated investments.
The following table breaks down our investment account information derived from the consolidated balance sheet, by investment type and geographic location as of September 30, 2015:

(Dollars in millions)	Multifamily	Commercial	Loans Secured by Real Estate	Residential and Other	Hotel	Total
Western U.S.	$585.7	$226.5	$64.8	$260.5	$38.3	$1,175.8
Japan	6.2	3.5	—	0.3	—	10.0
United Kingdom	11.7	80.9	0.7	1.9	—	95.2
Ireland	39.5	29.0	—	28.9	68.9	166.3
Net hedge assets						15.4
KW share of cash held by consolidated investments						51.3
Total excluding KWE	$643.1	$339.9	$65.5	$291.6	$107.2	$1,514.0
KWE:
United Kingdom	$—	$213.0	$60.1	$—	$8.2	$281.3
Ireland	9.4	48.6	5.2	5.6	5.6	74.4
Spain	—	16.9	—	8.1	—	25.0
KW share of net hedge assets held by KWE						0.3
KW share of unsecured debt held by KWE						(79.0)
KW share of net cash held by KWE						56.9
Total KWE	$9.4	$278.5	$65.3	$13.7	$13.8	$358.9
Grand Total	$652.5	$618.4	$130.8	$305.3	$121.0	$1,872.9

The following table breaks down our investment account information derived from the consolidated balance sheet, by investment type and geographic location as of December 31, 2014:

(Dollars in millions)	Multifamily	Commercial	Loans Secured by Real Estate	Residential and Other	Hotel	Total
Western U.S.	$411.2	$229.1	$75.2	$145.0	$38.3	$898.8
Japan	80.9	3.6	—	0.4	—	84.9
United Kingdom	3.4	88.6	17.0	8.6	0.2	117.8
Ireland	63.8	40.1	8.9	27.1	91.1	231.0
KW share of cash held by consolidated investments						49.9
Total excluding KWE	$559.3	$361.4	$101.1	$181.1	$129.6	$1,382.4
KWE:
United Kingdom	$—	$102.1	$25.9	$—	$6.9	$134.9
Ireland	8.0	26.9	21.9	2.8	5.1	64.7
KW share of net cash held by KWE						102.3
Total KWE	$8.0	$129.0	$47.8	$2.8	$12.0	$301.9
Grand Total	$567.3	$490.4	$148.9	$183.9	$141.6	$1,684.3

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

Selected Financial Data
In order help the user of the financial statements understand the growth of company we have included certain five-year selected financial data. The following tables show selected financial items for the three and nine months ended September 30, 2015 through 2011:

	Three Months Ended September 30,
(Dollars in millions, except per share amounts)	2015	2014	2013	2012	2011
GAAP
Revenues	$159.2	$113.7	$33.5	$15.2	$12.8
Net income	5.1	(3.0)	(2.8)	(4.1)	(4.9)
Basic income (loss) per share of common stock	0.13	(0.03)	(0.06)	(0.11)	(0.16)
Non-GAAP(1)
Consolidated EBITDA	109.9	85.8	40.1	14.6	7.7
Consolidated EBITDA annual increase	28%	114%	175%	90%	—%
Adjusted EBITDA	83.0	69.5	41.5	17.5	9.0
Adjusted EBITDA annual increase	19%	67%	137%	94%	—%
Adjusted Fees	30.2	22.2	22.0	13.2	11.5
Adjusted Fees annual increase	36%	1%	67%	15%	—%
(1) Please refer to Off-Balance Sheet Arrangements section for reconciliations of Certain Non-GAAP items to U.S. GAAP

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2015	2014	2013	2012	2011
GAAP
Revenues	$437.4	$257.0	$92.8	$41.2	$30.0
Net income	30.7	110.6	(6.7)	(3.7)	(2.3)
Basic income (loss) per share of common stock	0.40	0.47	(0.15)	(0.24)	(0.25)
Non-GAAP(1)
Consolidated EBITDA	339.3	355.5	105.7	50.5	37.8
Consolidated EBITDA annual (decrease) increase	(5)%	236%	109%	34%	—%
Adjusted EBITDA	249.5	261.0	109.5	52.5	40.3
Adjusted EBITDA annual (decrease) increase	(4)%	138%	109%	30%	—%
Adjusted Fees	94.0	89.1	56.7	37.1	27.5
Adjusted Fees annual increase	5%	57%	53%	35%	—%
(1) Please refer to Off-Balance Sheet Arrangements section for reconciliations of Certain Non-GAAP items to U.S. GAAP

The following tables show selected financial items as of September 30, 2015 and the years ended 2014 through 2011:

	September 30,	Year Ended December 31,
(in millions)	2015	2014	2013	2012	2011
Cash and cash equivalents	$541.6	$937.7	$178.2	$120.9	$115.9
Total assets	7,292.7	6,332.1	1,798.8	1,283.8	792.8
Investment debt	3,296.6	2,195.9	401.8	236.5	30.7
Unsecured corporate debt	702.5	702.4	449.0	449.6	289.4
Kennedy Wilson equity	1,119.1	901.1	768.3	509.7	410.2
Noncontrolling interests	1,805.7	2,142.8	50.6	9.1	3.4
Total equity	2,924.8	3,043.9	818.9	518.8	413.6
Common shares outstanding	112.9	96.1	82.6	63.8	51.8
The following table shows our investment account by region as of September 30, 2015 and the years ended 2014 through 2011:

	September 30,		Year Ended December 31,
(in millions)	2015	%	2014	%	2013	%	2012	%	2011	%
Western U.S.	$1,175.8	63%	$898.8	53%	$793.2	67%	$529.7	63%	$378.4	65%
United Kingdom	376.5	20%	252.7	15%	135.7	11%	120.4	15%	60.0	10%
Ireland	240.7	13%	295.7	18%	161.8	14%	76.2	9%	23.0	4%
Japan	10.0	—%	84.9	5%	96.3	8%	111.3	13%	121.4	21%
Spain	25.0	1%	—	—%	—	—%	—	—%	—	—%
Net hedges	15.7	1%	—	—%	—	—%	—	—%	—	—%
KW share of cash held by consolidated investments	108.2	6%	152.2	9%	—	—%	—	—%	—	—%
KW share of net cash held by KWE	(79.0)	(4)%	—	—%	—	—%	—	—%	—	—%
Total	$1,872.9	100%	$1,684.3	100%	$1,187.0	100%	$837.6	100%	$582.8	100%
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
The table below details the changes in the Company's AUM for the nine months ended September 30, 2015:

(in millions)	December 31, 2014	Increases	Decreases	September 30, 2015
AUM(1)	$18,074.1	$2,688.3	$(3,653.1)	$17,109.3
(1) For AUM purposes amounts are based off of LSE:KWE share value. Investments made by KWE reflected in GAAP consolidated results are excluded from Investment - KWH section above.
AUM decreased $1.0 billion to $17.1 billion as of September 30, 2015 from $18.1 billion as of December 31, 2014. The decrease is due to dispositions of commercial assets, loan pool resolutions and foreign currency losses on assets in the Company's investments and services segments. This is offset by increases due to KWE's bond issuance, appreciation in the value of its investments, and unrealized foreign currency gains on KWE shares.
Foreign currency and currency derivative instruments

Please refer to item 3. Quantitative and Qualitative Disclosures About Market Risk for our discussion regarding foreign currency and currency derivative instruments.

3Q Highlights

•
The Company and its equity partners (including KWE) completed $721.5 million of acquisitions during the third quarter, resulting in year-to-date total acquisitions by the Company and its equity partners of approximately $2.7 billion. The acquisitions for the quarter were directed 82% to the UK, Ireland, and Spain and 18% to the Western U.S.

•
The Company and its equity partners resolved two loan pools and disposed of 11 real estate investments which resulted in an equity multiple of 1.6x and a profit of approximately $22 million to Kennedy Wilson over the life of the investments.

•	The Company and its equity partners invested $52.8 million (including $19.3 million by Kennedy Wilson) into 22 investments under-going value-add, development, and re-development initiatives.

•	The Company acquired the interests of its partners in two unconsolidated investments resulting in acquisition-related gains of $27.4 million.

•
Across the Company's same property portfolio, revenues grew 8.4% for multifamily and 3.9% for commercial while net operating income grew 11.5% and 7.1%, respectively. The Company has now produced nine consecutive quarters of multifamily net operating income growth in excess of 8%.

•
As a result of refinancing and paying off certain unsecured debt in the second half of 2014 as well as the conversion of $100 million of preferred stock in May 2015, the Company reduced its corporate interest expense and preferred dividends by over $5 million in Q3 2015 compared to Q3 2014.

Investments business
For the three and nine months ended September 30, 2015, the Company's Investments segment reported the following results:

•	The Company, together with its equity partners (including KWE), completed investment transactions of approximately $1.2 billion in Q3 2015 and $4.1 billion year-to-date through September 30, 2015:

($ in millions)	Aggregate Purchase / Sale Price	Cap Rate (1)(2)	KW Ownership	KW Equity Basis (at acquisition/disposition)	KW Equity Multiple (3)
Three Months ended September 30, 2015
Acquisitions(4)	$721.5	7.3%	19.7%	$103.4
Dispositions(5)	467.2	6.0%	27.0%	32.9	1.6x
Total	$1,188.7

Nine months ended September 30, 2015
Acquisitions(4)	$2,697.9	7.2%	29.2%	$402.6
Dispositions(5)	1,414.3	4.8%	35.4%	139.7	1.6x
Total	$4,112.2
(1) Cap rate includes only income-producing properties. For the three and nine months ended September 30, 2015, $4.3 million and $219.5 million of acquisitions and $330.3 million and $392.3 million of dispositions, respectively, were non-income producing assets. Please see "common definitions" for a definition of cap rate.
(2) Cap rate and Kennedy Wilson's ownership are shown on a weighted-average basis.
(3) Please see "common definitions" for a definition of equity multiple.
(4) The three and nine months ended September 30, 2015, includes $450.9 million and $1.4 billion of acquisitions by KWE. For the three and nine months ended September 30, 2015, Kennedy Wilson's equity basis in KWE acquisitions totaled $80.8 million and $168.6 million and were calculated based on Kennedy Wilson's 17.7% ownership in KWE. The amounts were funded through purchases of KWE stock in current and prior periods. Kennedy Wilson acquired $38.1 million and $67.7 million of KWE stock during the three and nine months ended September 30, 2015.
(5) The three and nine months ended September 30, 2015, includes $100.2 million and $142.4 million of dispositions by KWE.

•
The Company continued to drive growth in same property revenue and net operating income across the portfolio. The three and nine month change in same property multifamily units and commercial real estate are as follows:

Three Months ended September 30, 2015	Occupancy	Revenue	NOI
Multifamily	0.2%	8.4%	11.5%
Commercial	1.2%	3.9%	7.1%
Nine months ended September 30, 2015
Multifamily	—%	7.8%	10.8%
Commercial	1.8%	2.1%	3.9%
Services business
For the three months ended September 30, 2015, the Company's Services segment reported the following results:

•	Adjusted Fees were $30.2 million compared to $22.2 million for the same period in 2014.

•	Adjusted EBITDA was $13.0 million, compared to $8.7 million for the same period in 2014.
For the nine months ended September 30, 2015, the Company's Services segment reported the following results:

•	Adjusted Fees were $94.0 million, compared to $89.1 million for the same period in 2014.

•	Adjusted EBITDA was $45.9 million, compared to $47.0 million for the same period in 2014.
Kennedy Wilson Europe Real Estate Plc (LSE: KWE)

•
As of September 30, 2015, Kennedy Wilson owns approximately 24.0 million shares of KWE, representing 17.7% of KWE’s outstanding shares, with a market value at that date of $413.5 million. For the three and nine months ended September 30, 2015, Kennedy Wilson has earned the following fees and dividends from KWE:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Management Fees (1)	$5.8	$4.1	$17.1	$8.7
Performance Fees (1)	4.2	—	12.8	—
Dividends (2)	3.6	0.4	8.5	0.4
Total	$13.6	$4.5	$38.4	$9.1
(1) The majority of these fees are recognized in non-controlling interest. Management fees are paid 50% in cash and 50% in KWE shares. Performance fees are earned and accrued for during 2015 and if ultimately achieved will be paid 100% in KWE shares in 2016.
(2) Dividends are received in cash but are fully eliminated in the consolidated financial statements of the Company.
Impact of fluctuations in foreign currencies on our operations

•
Due to our investments denominated in foreign currencies, the impact of exchange rates on Adjusted EBITDA were -1% for the three months ended September 30, 2015, and -2% for the nine months ended September 30, 2015.

Results of Operations
KW Group Consolidated Financial Results: Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

	Three Months Ended September 30, 2015
(Dollars in millions)	Investments	Services	Corporate	Total

Investment management, property services and research fees	$—	$15.1	$—	$15.1
Rental	106.6	—	—	106.6
Hotel	31.3	—	—	31.3
Sale of real estate	1.6	—	—	1.6
Loans and other	4.6	—	—	4.6
Revenue	144.1	15.1	—	159.2
Operating expenses	(115.8)	(16.1)	(12.6)	(144.5)
Income from unconsolidated investments, net of depreciation and amortization	15.0	0.9	—	15.9
Operating income (loss)	43.3	(0.1)	(12.6)	30.6
Non-operating income (expense):
Acquisition - related gains	29.9	—	—	29.9
Other non-operating expenses	(39.2)	—	(11.7)	(50.9)
Provision for income taxes	—	—	(4.5)	(4.5)
Total non-operating (loss) income	(9.3)	—	(16.2)	(25.5)
Net income (loss)	34.0	(0.1)	(28.8)	5.1
Add back (less):
Interest expense-investment	31.3	—	—	31.3
Interest expense-corporate	—	—	11.7	11.7
Kennedy Wilson's share of interest expense included in unconsolidated investments	6.9	0.2	—	7.1
Depreciation and amortization	44.9	—	—	44.9
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	4.5	0.8	—	5.3
Provision for income taxes	—	—	4.5	4.5
Fees eliminated in consolidation	(12.1)	12.1	—	—
Consolidated EBITDA (1)	109.5	13.0	(12.6)	109.9
Add back (less):
EBITDA attributable to noncontrolling interests(2)	(32.4)	—	—	(32.4)
Stock based compensation	—	—	5.5	5.5
Adjusted EBITDA(1)	$77.1	$13.0	$(7.1)	$83.0
(1)See Non-GAAP Measures section for definitions and discussion of Consolidated EBITDA and Adjusted EBITDA
(2)$42.8 million of depreciation, amortization, taxes and interest for the three months ended September 30, 2015.

	Three Months Ended September 30, 2014
(Dollars in millions)	Investments	Services	Corporate	Total

Investment management, property services and research fees	$—	$12.9	$—	$12.9
Rental	70.6	—	—	70.6
Hotel	22.9	—	—	22.9
Sale of real estate	1.6	—	—	1.6
Loans and other	5.7	—	—	5.7
Revenue	100.8	12.9	—	113.7
Operating expenses	(89.9)	(14.5)	(9.7)	(114.1)
Income from unconsolidated investments, net of depreciation and amortization	11.4	0.7	—	12.1
Operating income (loss)	22.3	(0.9)	(9.7)	11.7
Non-operating income (expense):
Acquisition - related gains	28.9	—	—	28.9
Other non-operating expenses	(21.0)	—	(15.9)	(36.9)
Provision for income taxes	—	—	(6.6)	(6.6)
Total non-operating income (loss)	7.9	—	(22.5)	(14.6)
Net income (loss)	30.2	(0.9)	(32.2)	(2.9)
Add back (less):
Interest expense-investment	13.8	—	—	13.8
Interest expense-corporate	—	—	14.4	14.4
Early extinguishment of corporate debt	—	—	1.5	1.5
Kennedy Wilson's share of interest expense included in unconsolidated investments	7.9	0.1	—	8.0
Depreciation and amortization	34.7	—	—	34.7
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	9.2	0.7	—	9.9
Provision for income taxes	—	—	6.6	6.6
Fees eliminated in consolidation	(6.1)	6.1	—	—
Consolidated EBITDA (1)	89.7	6.0	(9.7)	86.0
Add back (less):
EBITDA attributable to noncontrolling interests(2)	(24.3)	2.7	—	(21.6)
Stock based compensation	—	—	5.3	5.3
Adjusted EBITDA(1)	$65.4	$8.7	$(4.4)	$69.7
(1)See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Consolidated EBITDA and Adjusted EBITDA
(2)$24.4 million of depreciation, amortization and interest for the three months ended September 30, 2014.
Adjusted EBITDA was $83.0 million, a 19% increase from $69.7 million for the same period in 2014, which includes acquisition-related gains (net of non-controlling interest) of $29.0 million and $28.6 million for the third quarter of 2015 and 2014, respectively.
For same property multifamily units, total revenues increased 8.4%, net operating income increased 11.5% and occupancy increased 0.2% to 94.4% from the same period in 2014. For same property commercial real estate, total revenues increased 3.9%, net operating income increased 7.1% and occupancy increased 1.2% to 92.6% from the same period in 2014. As a result of refinancings and paying off certain unsecured debt in the second half of 2014 and the conversion of $100 million of preferred stock in May 2015 to 8,554,948 shares of common stock, corporate interest expense and preferred dividends have been reduced by approximately $5 million in third quarter of 2015 compared to the prior period.
A significant portion of the Company's investments are in foreign currencies. We do not hedge future operations or cashflows so changes in foreign currency rates will have an impact on our results of operations. We have included the table below to illustrate the impact these fluctuations have had on our revenues and Adjusted EBITDA by applying the applicable exchange rates for the prior period. Please refer to Currency Risk - Foreign Currencies section in Item 3 for the Company's risks relating to foreign currency and its hedging strategy and the Other Comprehensive Income section below for a discussion of the balance sheet impact of foreign currency movements on our results of operations.

	Three Months Ended September 30, 2015
	Investments	Services	Total
Revenues	(4)%	—%	(5)%
Adjusted EBITDA	—%	(1)%	(1)%
Revenues
Investments Segment Revenues
Rental income was $106.6 million for the three months ended September 30, 2015 as compared to $70.6 million for the same period in 2014. The $36.0 million increase is primarily due to new acquisitions mainly at KWE and consolidations subsequent to the third quarter of 2014. KWE has had total acquisitions of $3.8 billion from its launch in February 2014 through September 30, 2015. KW Group increased rental income 9.4% on properties with 6,426 same-store units in its consolidated multifamily portfolio and 8.8% on 7.9 million same-store square feet on its consolidated commercial properties.
Hotel income was $31.3 million for the three months ended September 30, 2015 as compared to $22.9 million for the same period in 2014. The $8.4 million increase is primarily due to a full quarter's worth of activity as three hotels were acquired at various points during the third quarter of 2014. These hotels have also have improved their operating performance mainly through increases in average daily rates (ADR) as compared to the prior period.
    Loan and other income was $4.6 million for the three months ended September 30, 2015 as compared to $5.7 million for the same period in 2014. The decrease in income was mainly due to the interest earned on notes secured by a hotel in Dublin that converted to real estate in the third quarter of 2014 and a final settlement on a note that had converted to real estate in 2013.
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

•	brokerage services, including innovative marketing programs tailored to client objectives for all types of investment grade and income-producing real estate.

The following table shows Adjusted Fees for the three month periods ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,
(dollars in millions)	2015	2014
Investment management, property services and research fees - third party	$7.1	$6.7
Investment management, property services and research fees - related party	8.0	6.2
Investment management, property services and research fees	15.1	12.9
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation(1)	12.1	6.1
Kennedy Wilson's share of fees in unconsolidated service businesses	3.0	3.2
Adjusted Fees(2)	$30.2	$22.2
(1) The three months ended September 30, 2015 and 2014 include $8.7 million and $3.9 million, respectively, of fees recognized in net (income) loss attributable to noncontrolling interests relating to the portion of fees paid by noncontrolling interest holders in KWE and equity partner investments.
(2)See Non-GAAP Measures section for definitions and discussion of Adjusted Fees.

Third Party Services - These are fees earned from third parties and relate to assets in which Kennedy Wilson does not have an ownership interest.
KW Group's third party fees increased 6% to $7.1 million during the three months ended September 30, 2015 as compared to approximately $6.7 million for the same period in 2014. The increase in third party fees in the current period is due to additional asset management fees earned on loan pools that resolved during the three months ended September 30, 2015.
Related Party Services
Related party fees generated revenues of $8.0 million during the three months ended September 30, 2015 as compared to $6.2 million for the same period in 2014. The increase is due to fees earned on a new fund, construction management fees earned on a commercial development project and a multifamily joint venture investment in the current year that the Company is providing asset management services on.
During the three months ended September 30, 2015, fees earned from investments that were eliminated in consolidation totaled $12.1 million compared to $6.1 million for the same period in 2014. The increase is primarily due to fees earned with respect to Kennedy Wilson's external management of KWE. In the current period the Company has accrued a performance fee in addition to its base investment management fee at KWE. The final calculation of the performance fee will be completed after the conclusion of KWE’s financial year and such fee will be paid to Kennedy Wilson at that time. In accordance with U.S. GAAP, these fees were excluded from total fees of $8.0 million and $6.2 million for the three months ended September 30, 2015 and 2014, respectively.
Operating Expenses
Investments Segment Operating Expenses
Operating expenses for the three months ended September 30, 2015 increased to $115.8 million compared to $89.9 million for the same period in 2014. The increase is primarily attributable to the following:
Rental operating expenses increased by $8.5 million, and depreciation and amortization increased by $10.2 million due to the acquisitions and consolidations during 2014 and the launch of KWE in February of 2014, which acquired $3.8 billion in real estate and real estate-related investments from February 2014 through September 30, 2015.
Services Segment Operating Expenses
Operating expenses for the three months ended September 30, 2015 were $16.1 million as compared to $14.5 million for the same period in 2014 due to increased compensation in the property services and research group and in our Japanese management business.
Corporate Operating Expenses
Operating expenses for the three months ended September 30, 2015 were approximately $12.6 million as compared to $9.7 million for the same period in 2014. Compensation and related expenses increased by $2.9 million primarily due to an increase in the discretionary compensation accrual as compared to the prior period.
Income from Unconsolidated Investments
Investments Segment Income from Unconsolidated Investments
During the three months ended September 30, 2015, income from unconsolidated investments (which includes both joint-venture investments and loan pool participations) was $15.0 million as compared to $11.4 million for the same period in 2014. The increase is due to the net gain relating to the sale of three commercial properties in the Western United States and the strong operating performance within the VHH portfolio. The prior period included gains relating to the sale of three commercial properties in the Western United States
Services Segment Income from Unconsolidated Investments
During the three months ended September 30, 2015, income from unconsolidated investments was $0.9 million compared to $0.7 million in 2014. The income recognized during the third quarter of 2015 and 2014 relates to the Company's approximate 5% interest in a loan servicing platform in Spain with approximately €23.0 billion of assets under management.
Non-operating Items
Acquisition-related gains were $29.9 million for the three months ended September 30, 2015 as compared to $28.9 million for the same period in 2014. The acquisition-related gains in the current period were due to the Company acquiring additional equity interests in a multifamily and commercial property both in Western United States that were previously unconsolidated investments. In the prior period, KW Group converted its note secured by the landmark Shelbourne Hotel located in Dublin, Ireland into a direct 100% ownership interest in the property. As a result of acquiring control of the properties, the assets and liabilities were consolidated in KW Group's financial statements at fair value which resulted in acquisition-related gains primarily on marking up the previously owned interest to current market values.
Acquisition-related expenses were $8.2 million for the three months ended September 30, 2015 compared to $5.3 million during the same period in 2014. The increase is primarily due to more acquisitions by KWE during the third quarter of 2015 as compared to the prior period.
Interest expense associated with corporate debt was $11.7 million for the three months ended September 30, 2015 as compared to $15.9 million for the same period in 2014. The decrease in corporate interest expense is attributable to the interest savings related to the refinancing of $350.0 million of 8.75% senior notes due 2019 with $350.0 million of 5.875% senior notes due 2024, which occurred during the fourth quarter of 2014.
Interest expense associated with investment debt was $31.3 million for the three months ended September 30, 2015 as compared to $13.8 million for the same period in 2014. The increase is due to acquisitions and consolidations subsequent to the third quarter of 2014. Of the $31.3 million, $27.5 million relates to mortgage interest and $3.8 million relates to unsecured interest.
During the three months ended September 30, 2015, KW Group generated pretax book income of $9.6 million related to its global operations and recorded a tax expense $4.5 million. The difference between the U.S. federal rate of 35% and our effective rate is attributable to non-deductible depreciation and acquisition-related expenses in the United Kingdom. During the quarter ended June 30, 2015, the Company experienced an increased U.S. statutory rate of 35%, compared to 34%, for the same period in 2014 and recorded an immaterial tax benefit.
We had net income of $10.3 million attributable to noncontrolling interests during the three months ended September 30, 2015 compared to $2.8 million during the three months ended September 30, 2014. The current period consolidations had lower noncontrolling interest ownership which resulted in less gains being allocated from KW Group.
Preferred dividends and accretion of preferred stock issue costs were $0.5 million for the three months ended September 30, 2015 as compared to $2.0 million for the same period in 2014. The decrease is due to the mandatory conversion of the Series A preferred stock into 8,554,948 common shares during the second quarter of 2015.
Other Comprehensive Income
The two major components that drive the change in other comprehensive loss are the change in foreign currency rates and the gains or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for the Company's risks relating to foreign currency and its hedging strategy.

(Dollars in millions)	Three Months Ended September 30,
	2015	2014
Unrealized foreign currency translation losses, net of noncontrolling interests and tax	$(6.9)	$(33.8)
Amounts reclassified out of accumulated other comprehensive income (AOCI) during the period	(0.4)	—
Unrealized foreign currency derivative contract gain, net of noncontrolling interests and tax	4.6	19.0
Other comprehensive income (loss)	$(2.7)	$(14.8)
The main currencies that the Company has exposure to are the euro, pound sterling and the yen. The table below represents the change in rates over the three months ended September 30, 2015 and 2014 as compared to the U.S. Dollar:

	Three Months Ended September 30,
	2015	2014
Euro	1.0%	(7.0)%
GBP	(4.0)%	(5.0)%
Yen	2.0%	(8.0)%
Other comprehensive income (loss), net of taxes and noncontrolling interests, for the three months ended September 30, 2015 and 2014 was a loss of $2.7 million and $14.8 million, respectively.  The unrealized foreign currency translation loss, net of taxes and noncontrolling interests, was a loss of $6.9 million and $33.8 million for the three months ended September 30, 2015 and 2014, respectively. The losses relating to unrealized foreign currency translation decreased during the current period as only the pound sterling weakened against the U.S. Dollar and the Company had lower exposure to foreign currencies with the sale of its Japanese multifamily portfolio in the second quarter of 2015.

The unrealized foreign currency derivative contract gain, net of taxes and non-controlling interests, during the current quarter was $4.6 million and $19.0 million for the three months ended September 30, 2015 and 2014, respectively. The gain in the current quarter relates to the increased value of these derivative contracts due to the strengthening of the U.S. dollar against the British pound sterling which was offset by the weakening of the dollar against the euro during the three months ended September 30, 2015. The prior period gains relate to the strengthen of the U.S. Dollar in relation to all the foreign currencies the Company invests in.
Amounts reclassified out of accumulated other comprehensive income are for amounts that are moved out of other comprehensive income and recognized on the statement of operations. Although there is activity for the period the amounts reclassified are inception to date so they are not indicative of current period movements. The reclassification for the current period relates to the resolution of European loan pools during the quarter.
KW Group Consolidated Financial Results: Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
The following tables summarize KW Group's revenue, operating expenses, non-operating expenses, operating income (loss) and net income (loss) and calculate EBITDA and Adjusted EBITDA by segment for nine months ended September 30, 2015 and 2014 and is intended to be helpful in understanding the year over year explanations following the tables:

	Nine Months Ended September 30, 2015
(Dollars in millions)	Investments	Services	Corporate	Total

Investment management, property services and research fees	$—	$47.0	$—	$47.0
Rental	295.3	—	—	295.3
Hotel	78.0	—	—	78.0
Sale of real estate	3.7	—	—	3.7
Loans and other	13.4	—	—	13.4
Revenue	390.4	47.0	—	437.4
Operating expenses	(323.9)	(44.2)	(39.7)	(407.8)
Income from unconsolidated investments, net of depreciation and amortization	40.6	3.5	—	44.1
Operating income (loss)	107.1	6.3	(39.7)	73.7
Non-operating income (expense):
Acquisition - related gains	87.2	—		87.2
Other non-operating expenses	(62.2)	—	(35.5)	(97.7)
Provision for income taxes	—	—	(32.5)	(32.5)
Total non-operating income (loss)	25.0	—	(68.0)	(43.0)
Net income (loss)	132.1	6.3	(107.7)	30.7
Add back (less):
Interest expense-investment	77.9	—	—	77.9
Interest expense-corporate	—	—	35.5	35.5
Kennedy Wilson's share of interest expense included in unconsolidated investments	20.1	0.6	—	20.7
Depreciation and amortization	119.5	—	—	119.5
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	20.3	2.2	—	22.5
Provision for income taxes	—	—	32.5	32.5
Fees eliminated in consolidation	(36.4)	36.4	—	—
Consolidated EBITDA (1)	333.5	45.5	(39.7)	339.3
Add back (less):
EBITDA attributable to noncontrolling interests(2)	(109.8)	0.4	—	(109.4)
Stock based compensation	—	—	19.6	19.6
Adjusted EBITDA(1)	$223.7	$45.9	$(20.1)	$249.5
(1)See Non-GAAP Measures section for definitions and discussion of Consolidated EBITDA and Adjusted EBITDA
(2)$124.4 million of depreciation, amortization, taxes and interest for the nine months ended September 30, 2015.

	Nine Months Ended September 30, 2014
(Dollars in millions)	Investments	Services	Corporate	Total

Investment management, property services and research fees	$—	$65.0	$—	$65.0
Rental	124.4	—	—	124.4
Hotel	36.9	—	—	36.9
Sale of real estate	19.0	—	—	19.0
Loans and other	11.7	—	—	11.7
Revenue	192.0	65.0	—	257.0
Operating expenses	(197.7)	(40.3)	(25.5)	(263.5)
Income from unconsolidated investments, net of depreciation and amortization	43.1	2.8	—	45.9
Operating income (loss)	37.4	27.5	(25.5)	39.4
Non-operating income (expense):
Acquisition - related gains	199.2	—	—	199.2
Other non-operating expenses	(46.1)	—	(41.1)	(87.2)
Provision for income taxes	—	—	(40.8)	(40.8)
Total non-operating income (loss)	153.1	—	(81.9)	71.2
Net income (loss)	190.5	27.5	(107.4)	110.6
Add back (less):
Interest expense-investment	30.2	—	—	30.2
Interest expense-corporate	—	—	39.6	39.6
Loss on early extinguishment of debt	—	—	1.5	1.5
Kennedy Wilson's share of interest expense included in unconsolidated investments	27.4	1.0	—	28.4
Depreciation and amortization	67.3	—	—	67.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	35.1	2.0	—	37.1
Provision for income taxes	—	—	40.8	40.8
Fees eliminated in consolidation	(13.8)	13.8	—	—
Consolidated EBITDA (1)	336.7	44.3	(25.5)	355.5
Add back (less):
EBITDA attributable to noncontrolling interests(2)	(105.9)	2.7	—	(103.2)
Stock based compensation	—	—	8.7	8.7
Adjusted EBITDA(1)	$230.8	$47.0	$(16.8)	$261.0
(1)See Non-GAAP Measures section for definitions and discussion of Consolidated EBITDA and Adjusted EBITDA
(2)$43.3 million of depreciation, amortization, taxes and interest for the nine months ended September 30, 2014.
Adjusted EBITDA was $249.5 million, a 4% decrease from $261.0 million for the same period in 2014, which includes acquisition-related gains (net of non-controlling interest) of $75.5 million and $122.2 million for the nine months ended September 30, 2015 and 2014, respectively. Excluding the acquisition-related gains, Adjusted EBITDA increased due to strong same property performance and the additional net operating income from assets acquired subsequent to the prior period. For same property multifamily units, total revenues increased 7.8%, net operating income increased 10.8% and occupancy remained at 94.7% from the same period in 2014. For same property commercial real estate, total revenues increased 2.1%, net operating income increased 3.9% and occupancy increased 1.8% to 92.2% from the same period in 2014.
A significant portion of the Company's investments are in foreign currencies. We do not hedge future operations or cashflows so changes in foreign currency rates will have an impact on our results of operations. We have included the table below to illustrate the impact these fluctuations have had on our revenues and Adjusted EBITDA by applying the applicable exchange rates for the prior period. Please refer to Currency Risk - Foreign Currencies section in Item 3 for the Company's risks relating to foreign currency and its hedging strategy and the Other Comprehensive Income section below for a discussion of the balance sheet impact of foreign currency movements on our results of operations.

	Nine Months Ended September 30, 2015
	Investments	Services	Total
Revenues	(5)%	—%	(5)%
Adjusted EBITDA	(1)%	(1)%	(2)%
Revenues
Investments Segment Revenues
Rental income was $295.3 million for the nine months ended September 30, 2015 as compared to $124.4 million for the same period in 2014. The $170.9 million increase is primarily due to new acquisitions and consolidations subsequent to the first quarter of 2014 and also due to the launch of KWE in February of 2014. KWE had total acquisitions of $3.8 billion from February 2014 through September 30, 2015. KW Group increased rental income 9.5% on properties with 5,296 same-store units in its consolidated multifamily portfolio and 5.1% on 3.1 million same-store square feet on its consolidated commercial properties.
Hotel income was $78.0 million for the nine months ended September 30, 2015 as compared to $36.9 million for the same period in 2014. The $41.1 million increase is primarily due to the acquisition of three hotels subsequent to the second quarter of 2014.
    During the nine months ended September 30, 2015, we sold two condominium units generating $3.7 million of proceeds. During the nine months ended September 30, 2014, we sold seven condominium units generating $14.6 million of proceeds from the sale of real estate and sold a parcel of land generating $4.1 million of proceeds.
Loan and other income was $13.4 million for the nine months ended September 30, 2015 as compared to $11.7 million for the same period in 2014. The increase in income was mainly due to the interest earned on notes KWE acquired in the second quarter and third quarter of 2014.
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

•	brokerage services, including innovative marketing programs tailored to client objectives for all types of investment grade and income-producing real estate.

The following table shows Adjusted Fees for the nine month periods ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
(in millions)	2015	2014
Investment management, property services and research fees - third party	$20.3	$18.0
Investment management, property services and research fees - related party	26.7	47.0
Investment management, property services and research fees	47.0	65.0
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation(1)	36.4	13.8
Kennedy Wilson's share of fees in unconsolidated service businesses	10.6	10.3
Adjusted Fees(2)	$94.0	$89.1
(1) The nine months ended September 30, 2015 and 2014 include $26.9 million and $8.1 million, respectively, of fees recognized in net (income) loss attributable to noncontrolling interests relating to the portion of fees paid by noncontrolling interest holders in KWE and equity partner investments.

(2)See Non-GAAP Measures section for definitions and discussion of Adjusted Fees
Third Party Services - These are fees earned from third parties and relate to assets in which Kennedy Wilson does not have an ownership interest.
KW Group's third party fees increased 13% to $20.3 million during the nine months ended September 30, 2015 as compared to approximately $18.0 million for the same period in 2014. The increase in third party fees is mainly due to additional asset management fees earned on the resolution of loan pools during the year.
Related Party Services
Related party fees generated revenues of $26.7 million during the nine months ended September 30, 2015 as compared to $47.0 million for the same period in 2014. The decrease is mainly due to management fees earned on the sale of a portfolio of commercial properties located primarily in Dublin, Ireland.
During the nine months ended September 30, 2015, fees earned from investments that were eliminated in consolidation totaled $36.4 million compared to $13.8 million for the same period in 2014. The increase is primarily due to management and incentive fees earned with respect to Kennedy Wilson's external management of KWE. In the current period the Company has accrued a performance fee in addition to its base investment management fee at KWE. The final calculation of the performance fee will be completed after the conclusion of KWE’s financial year and such fee will be paid to Kennedy Wilson at that time. In accordance with U.S. GAAP, these fees were excluded from total fees of $26.7 million and $47.0 million for the nine months ended September 30, 2015 and 2014.
Operating Expenses
Investments Segment Operating Expenses
Operating expenses for the nine months ended September 30, 2015 increased to $323.9 million compared to $197.7 million for the same period in 2014. The increase is primarily attributable to the following:
Rental operating expenses increased by $40.7 million, hotel operating expenses increased $34.0 million, and depreciation and amortization increased by $52.2 million due to the acquisitions and consolidations during 2014 and the launch of KWE in February of 2014, which acquired $3.8 billion in real estate and real estate-related investment from February 2014 through September 30, 2015.
Services Segment Operating Expenses
Operating expenses for the nine months ended September 30, 2015 were $44.2 million as compared to $40.3 million for the same period in 2014. The increase is attributable to the following:
Compensation and related expenses increased by $4.4 million primarily due to an increase in personnel related to the launch of KWE in February 2014 and its subsequent growth. Additionally, we have grown the sales team in our Meyers Research subsidiary in conjunction with the launch of Zonda, our proprietary iPad application that provides market research insight for the homebuilding industry with real-time data on over 250 metrics impacting the housing market on a national and local level.
Corporate Operating Expenses
Operating expenses for the nine months ended September 30, 2015 were approximately $39.7 million as compared to $25.5 million for the same period in 2014. Compensation and related expenses increased by $13.6 million primarily due to share-based compensation expense recognized during the nine months ended September 30, 2015 related to the 3.3 million shares of restricted stock grants issued in July of 2014 under Kennedy Wilson's Amended and Restated 2014 Equity Participation Plan and an increase in the discretionary compensation accrual for the current period as compared to the prior period.
Income from Unconsolidated Investments
Investments Segment Income from Unconsolidated Investments
During the nine months ended September 30, 2015, income from unconsolidated investments (which includes both joint-venture investments and loan pool participations) was $40.6 million as compared to $43.1 million for the same period in 2014. The decrease was mainly due to a $26.6 million profit recognized on the sale of an Irish commercial portfolio during the nine months ended September 30, 2014. In the current period, the Company recognized a $12.9 million fair value gain through income from unconsolidated investments due to various factors including a long period between the execution of binding agreements between the parties and the closing of the transaction.  During that interim period, various beneficial valuation events occurred such as a $2.1 million distribution from the investment that the Company received, which contributed to the value of the investment exceeding the amount of the Company’s initial investment. The current period also included an additional $11.1 million fair value gain on a multifamily property that is able to start marketing condos for sale and obtaining entitlements on a land development project.

Services Segment Income from Unconsolidated Investments
During the nine months ended September 30, 2015, income from unconsolidated investments was $3.5 million compared to $2.8 million in 2014. The income recognized relates to the Company's approximate 5% interest in a loan servicing platform in Spain with approximately €23.0 billion of assets under management.
Non-operating Items
Acquisition-related gains were $87.2 million for the nine months ended September 30, 2015 as compared to $199.2 million for the same period in 2014. The acquisition-related gains during the nine months ended September 30, 2015 were due to KW Group acquiring additional equity interests in multifamily and commercial properties both in Western United States that were previously accounted for as unconsolidated investments. KW Group also converted two notes secured by three commercial buildings located in Dublin, Ireland into a direct 100% ownership interest in the property. As a result of acquiring control of the properties, the assets and liabilities were consolidated in KW Group's financial statements at fair value which resulted in an acquisition-related gain primarily on marking up the previously owned interest to current market values.
On March 31, 2014, the Company and one of its equity partners amended existing operating agreements governing six separate joint ventures that hold real estate-related investments located in the U.K. and Ireland.  The Company has an approximate 50% ownership interest in these investments.  On June 30, 2014, the Company and one of its equity partners amended an existing operating agreement governing 50 multifamily buildings in and around Tokyo, Japan comprising approximately 2,400 units. The Company has an approximate 41% ownership interest in these investments. These joint ventures were previously accounted for by the Company on an equity method basis.  As a result of gaining control, the Company was required to consolidate the assets and liabilities of these properties at fair value. As the fair value of our interests in these properties were in excess of the carrying value, we recorded acquisition-related gains of $150.8 million of which $63.1 million was allocated to noncontrolling interest partners. In addition, during the quarter ended March 31, 2014, we foreclosed on a 133,000 square foot retail center and an adjacent 2.4 acre vacant lot in Van Nuys, California. As a result of the foreclosure, the Company was required to consolidate the assets and liabilities at fair value. As the fair value of the assets was in excess of the basis in the previously held mortgage notes, we recognized a $3.7 million acquisition related gain. During the quarter ended June 30, 2014, KWE acquired the subordinated notes on 20 commercial properties located throughout England and Scotland during the quarter and used its position as a debt holder to secure the acquisition of the underlying properties. The Company recognized an acquisition-related gain of $15.2 million on the transaction due to its ability to acquire the underlying real estate at a discount to its fair value.  In August 2014, Kennedy Wilson converted its note secured by the landmark Shelbourne Hotel located in Dublin, Ireland into a direct 100% ownership interest in the property. As a result of taking title to the property, the assets and liabilities were consolidated in KW Group's financial statements at fair value and an acquisition-related gain of $28.6 million was recognized.
Acquisition-related expenses were $28.3 million for the nine months ended September 30, 2015 compared to $16.9 million during the same period in 2014. The increase is primarily due to stamp duty expenses related to acquisitions by KWE during 2015.
Interest expense associated with corporate debt was $35.5 million for the nine months ended September 30, 2015 as compared to $41.1 million for the same period in 2014. The decrease in corporate interest expense is attributable to the interest savings related to the refinancing of $350.0 million of 8.75% senior notes due 2019 with $350.0 million of 5.875% senior notes due 2024, which occurred during the fourth quarter of 2014.
Interest expense associated with investment debt was $77.9 million for the nine months ended September 30, 2015 as compared to $30.2 million for the same period in 2014. Of the $77.9 million, $73.2 million relates to mortgage interest and $4.7 million relates to unsecured interest. The increase is due to the acquisitions and consolidations subsequent to the first quarter of 2014 as well as prepayments related to refinancings of $296.2 million during the first quarter of 2015.
During the nine months ended September 30, 2015, KW Group generated pretax book income of $63.2 million related to its global operations and recorded a tax expense $32.5 million. The difference between the U.S. federal rate of 35% and our effective rate is attributable to a higher taxable gain on the disposition of our Japanese assets and non-deductible depreciation and acquisition-related expenses in the United Kingdom. During the quarter ended June 30, 2015, the Company experienced an increased U.S. statutory rate of 35%, compared to 34%, for the same period in 2014 and recorded an immaterial tax benefit.
We had net loss of $15.0 million attributable to noncontrolling interests during the nine months ended September 30, 2015 compared to net income of $59.9 million during the nine months ended September 30, 2014. The prior period consolidations had higher noncontrolling interest ownerships, which resulted in greater gains being allocated from KW Group.
Preferred dividends and accretion of preferred stock issue costs was $3.1 million for the nine months ended September 30, 2015 as compared to $6.1 million for the same period in 2014. The decrease is due to the mandatory conversion of the Series A preferred stock into 8,554,948 common shares during the second quarter of 2015.
Other Comprehensive Income

The two major components that drive the change in other comprehensive loss are the change in foreign currency rates and the gains or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for the Company's risks relating to foreign currency and its hedging strategy.

(Dollars in millions)	Nine Months Ended September 30,
	2015	2014
Unrealized foreign currency translation (loss) gain, net of noncontrolling interests and tax	$(19.5)	$(30.7)
Amounts reclassified out of AOCI during the period, net of noncontrolling interests and tax	1.9	(7.1)
Unrealized foreign currency derivative contract gain (loss), net of noncontrolling interests and tax	$9.4	$15.4
Other comprehensive income (loss)	$(8.2)	$(22.4)
The main currencies that the Company has exposure to are the euro, pound sterling and the yen. The table below represents the change in rates over the nine months ended September 30, 2015 and 2014 as compared to the U.S. Dollar:

	Nine Months Ended September 30,
	2015	2014
Euro	(8.0)%	(8.0)%
GBP	(2.0)%	(2.0)%
Yen	—%	(4.0)%
Other comprehensive loss, net of taxes and noncontrolling interests, for the nine months ended September 30, 2015 and 2014 was $8.2 million and $22.4 million, respectively.
The unrealized foreign currency translation, net of taxes and non-controlling interests was a loss of $19.5 million and $30.7 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in the current year is due to the Company's sale of its investment in its Japanese multifamily portfolio.
The unrealized foreign currency derivative contract gain, net of taxes and non-controlling interests, was $9.4 million and $15.4 million for the nine months ended September 30, 2015 and 2014, respectively. The gain in the current period is less than the prior period due to less currency being hedged due to the sale of the Japanese multifamily portfolio.
Amounts reclassified out of AOCI are for amounts that are moved out of other comprehensive income and recognized on the statement of operations. Although there is activity for the period the amounts reclassified are inception to date so they are not indicative of current period movements. The reclassification for the current period relates to the sale of KW Group's investment in its Japanese multifamily portfolio and the resolution of the Company's European loan pools. The amounts in the prior period related to the consolidation of the Japanese multifamily portfolio and six European joint venture investments.
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
We believe that our existing cash and cash equivalents plus capital generated from investment management, property management and leasing, brokerage, sales of real estate owned, collections from loans and loan pools, as well as availability on our current revolving lines of credit, will provide us with sufficient capital requirements to maintain our current portfolio for at least the next twelve months. As of September 30, 2015, the Company and its consolidated subsidiaries (including KWE) had approximately $1.2 billion of potential liquidity, which includes approximately $640.5 million of availability under lines of credit for KWH and KWE, collectively.

Our need to raise funds from time to time to meet our capital requirements will depend on many factors, including the success and pace of the implementation of our strategy for strategic and accretive growth. To the extent that we engage in additional strategic investments, including capital necessary to execute potential development or redevelopment strategies or the acquisition of real estate, note portfolios, or other real estate related companies or real estate related securities, we may need to obtain third party financing.
    Development and redevelopment
To the extent that we engage in additional strategic investments, including capital necessary to execute potential development or redevelopment strategies or the acquisition of real estate, note portfolios, or other real estate related companies or real estate related securities, we may need to obtain third party financing.
Kennedy Wilson has a number of development, redevelopment and entitlement projects that are underway or in the planning stages.  These initiatives may ultimately result in over 2,700 multifamily units, over 500,000 commercial rentable square feet, and over 1,100 residential units, along with substantial upgrades to certain multifamily and commercial properties and hotels (figures excludes similar projects owned by KWE). If these projects were brought to completion the estimated remaining capital would be approximately $2 billion which would be funded through our existing equity, third party equity, and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. Kennedy Wilson expects to invest $75 million to $150 million of cash over the next two to three years on these projects. The Company and its equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process.  In many cases, the Company allocated little to no basis to the land that was acquired in conjunction with nearby income producing properties.
During the nine months ended September 30, 2015, the Company and its equity partners invested approximately $186.9 million (including $64.9 million by Kennedy Wilson) into 22 of these initiatives.
Consolidated and unconsolidated investment portfolio

In addition to our development and redevelopment initiatives we regularly implement a value add approach to our consolidated and unconsolidated investments which includes rehabbing properties and adding property amenities.  The capital required to implement these value add initiatives is typically funded with capital calls, refinancing or supplemental financings at the property level.  We are not required to make these investments but they are a key driver in our ability to increase net operating income at our properties post acquisition. We typically invest $5 million to $10 million a year to fund capital expenditures for our consolidated and unconsolidated investment portfolio.
Under our current joint venture strategy, we generally contribute property expertise and a fully funded initial cash contribution, with commitments to provide additional funding. Accordingly, we generally do not have significant capital commitments with unconsolidated entities. As of September 30, 2015, we have unfulfilled capital commitments totaling $38.9 million to our unconsolidated investments.

Foreign subsidiaries
U.S. domestic taxes have not been provided for in the consolidated tax provision on amounts earned directly by our wholly-owned subsidiaries which perform property management services in Jersey, the United Kingdom, Spain and Ireland, since it is our plan to indefinitely reinvest amounts earned by such subsidiaries. If these subsidiaries' cumulative earnings were repatriated to the United States additional U.S. domestic taxes of $7.0 million would be incurred. At September 30, 2015, approximately $359.9 million of the Company’s consolidated cash and cash equivalents is held by our wholly-owned subsidiaries performing property management services in Jersey, the United Kingdom, Spain and Ireland.
Cash Flows
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions from our unconsolidated investments, revenues from our services business net of operating expenses and other general and administrative costs.  Substantially all cash flows from operations of $114.2 million and $85.7 million for the nine months September 30, 2015 and 2014, respectively, are derived from our rental properties and operating distributions from our unconsolidated investments offset by interest expense to fund our investment business and the payment of annual discretionary compensation during the first quarter.
Investing
Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in unconsolidated investments, capital expenditures, purchases of loans secured by real estate, as well as return of capital investments from dispositions or refinances on our investments and resolutions in our loan participations and loan pools. Net cash used in investing activities totaled $1.3 billion for the nine months ended September 30, 2015. KW Group invested $1.5 billion for purchases and additions to real estate (including $1.2 billion by KWE). In addition, KW Group invested $233.9 million (including $194.8 million by KWE) primarily to fund our equity in a loan portfolio secured by eight hotels across the United Kingdom and a loan secured by a residential property also in the United Kingdom. The cash used in the aforementioned investing activities was offset by receipt of $523.4 million mainly from the sale of our Japanese multifamily portfolio.
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
Financing
Our net cash related to financing activities we generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash provided by financing activities totaled $779.1 million for the nine months ended September 30, 2015. This was primarily due to net proceeds of $215.0 million received from the issuance of 8.6 million shares of common stock primarily to institutional investors. In addition the KW Group received proceeds of $1.6 billion from mortgage loans to finance and refinance consolidated property acquisitions of which $1.3 billion related to financing by KWE which included a $454.0 million investment grade senior unsecured bond offering. These were offset by repayment of $620.2 million of investment debt, of which $87.2 million were related to repayments by KWE and distributions of $205.8 million to noncontrolling interest holders mainly due to the sale of our Japanese multifamily portfolio.
Net cash provided by financing activities totaled $2.5 billion for the nine months ended September 30, 2014. This was primarily due to proceeds, net of issuance costs, of $1.4 billion from noncontrolling interest holders for the initial public offering of KWE, net proceeds of $190.6 million received from the issuance of 9.2 million shares of common stock primarily to institutional investors, the issuance of $300.0 million of senior notes which generated $297.2 million in proceeds, and $825.1 million of proceeds from mortgage loans to finance and refinance consolidated property acquisitions of which $592.3 million related to financing by KWE, offset by $28.5 million of debt issuance costs of which $16.2 million related to KWE. These were offset by repayment of $32.2 million of investment debt, of which $13.5 million was related to repayments by KWE, and the extinguishment of our junior subordinated debt of $40 million and the payment of cash dividends of $28.4 million to our common and preferred shareholders.
Contractual Obligations and Commercial Commitments
At September 30, 2015, our contractual cash obligations, including debt and operating leases, included the following:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Borrowings: (1)
Investment debt (2)	$3,294.7	$8.8	$485.6	$1,167.5	$1,632.8
Senior notes (3)	705.0	—	—	—	705.0
Total borrowings	3,999.7	8.8	485.6	1,167.5	2,337.8
Operating leases	7.3	0.6	3.8	1.5	1.4
Total contractual cash obligations	$4,007.0	$9.4	$489.4	$1,169.0	$2,339.2

(1)
See notes 8-10 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: nine months ending September 30, 2015 - $46.6 million; 1-3 years - $421.7 million; 4-5 years - $224.3 million; After 5 years - $367.3 million. The interest payments on variable rate debt have been calculated using the interest rate in effect at September 30, 2015.

(2) Excludes $1.9 million of unamortized debt premiums on investment debt.
(3) Excludes $2.5 million of net unamortized debt discount on senior notes.

Indebtedness and Related Covenants
The following describes KWH's corporate indebtedness and related covenants.
Senior Notes Payable
In March 2014, Kennedy-Wilson, Inc., completed a public offering of $300.0 million aggregate principal amount of 5.875% Senior Notes due 2024 (the “2024 Notes”), for approximately $290.7 million, net of discount and estimated offering expenses. The 2024 Notes were issued pursuant to an indenture dated as of March 25, 2014, by and among Kennedy-Wilson, Inc., as issuer, and Wilmington Trust National Association, as trustee, as supplemented by a supplemental indenture, dated as of March 25, 2014, by and between Kennedy-Wilson, Inc. as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantors, and Wilmington Trust National Association, as trustee (the indenture, as so supplemented, the“2024 Indenture”). The issuer's obligations under the 2024 Notes are fully and unconditionally guaranteed by Kennedy-Wilson Holdings, Inc. and the subsidiary guarantors. At any time prior to April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at the redemption price specified in the 2024 Indenture, plus accrued and unpaid interest, if any, to the redemption date. Prior to April 1, 2017, the issuer may also redeem up to 35% of the 2024 Notes from the proceeds of certain equity offerings. Interest on the 2024 Notes accrues at a rate of 5.875% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2014. The 2024 Notes will mature on April 1, 2024. In November 2014, the Company completed an additional public offering of $350.0 million aggregate principal amount of 5.875% Senior Notes, due 2024. The Notes have substantially identical terms as the "2024 Notes" mentioned above, and are treated as a single series with the "2024 Notes" under the 2024 Indenture. The additional 2024 Notes were issued and sold at a public offering price of 100.0% of their principal amount, plus accrued interest from, and including, October 1, 2014. The 2024 Notes will mature on April 1, 2024. The amount of the 2024 Notes included in the accompanying consolidated balance sheets was $647.5 million at September 30, 2015.
In November and December 2012, Kennedy-Wilson, Inc. completed a public offering of $55.0 million aggregate principal amount of 7.750% Senior Notes due 2042 (the "2042 Notes"). The 2042 Notes were issued pursuant to an indenture dated as of November 28, 2012, by and among Kennedy-Wilson, Inc., as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantees and Wilmington Trust National Association, as trustee, as amended by various subsequent supplemental indentures. The issuer's obligations under the 2042 Notes are fully and unconditionally guaranteed by Kennedy Wilson and the subsidiary guarantors. At any time prior to December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. Interest on the 2042 Notes accrues at a rate of 7.750% per annum and is payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on March 1, 2013. The 2042 Notes will mature on December 1, 2042. The amount of the 2042 Notes included in the accompanying consolidated balance sheets was $55.0 million at September 30, 2015.
KWE Senior Notes Payable
In June 2015, KWE issued its debut (£300 million) senior unsecured bonds, with a 3.95% fixed-rate, due 2022. The bonds were issued at a discount and have a carrying value of $446.9 million at September 30, 2015. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros. The Bond requires KWE to maintain (i) consolidated net indebtedness (as defined in the trust deed for the notes) of no more than 60% of the total asset value; (ii) consolidated secured indebtedness (less cash and cash equivalents) of no more than 50% of total asset value; (iii) an interest coverage ratio of at least 1.5 to 1.0, and (iv) unencumbered assets of no less than 125% of the unsecured indebtedness (less cash & cash equivalents). The covenants associated with KWE Senior Notes Payable are not an obligation of the Company and these amounts are presented as a component of the Company's investment debt as it is an unsecured obligation relating to an underlying investment of the Company.
Borrowings Under Line of Credit
Kennedy-Wilson, Inc. has a $300.0 million unsecured revolving credit facility (“KWH Facility”) with U.S. Bank, Bank of America, N.A., Deutsche Bank AG New York Branch, J.P. Morgan Chase Bank, N.A., Bank of Ireland and East-West Bank that bears interest at a rate equal to LIBOR plus 2.75% and has a maturity date of October 1, 2016
KWE Facility
In August 2014, KWE entered into a three-year unsecured floating rate revolving debt facility ("KWE Facility") with Bank of America Merrill Lynch, Deutsche Bank, and J.P. Morgan Chase of approximately $340.5 million (£225 million) with a syndicate of banks. The facility was undrawn as of September 30, 2015. The KWE Facility requires KWE to maintain (i) a maximum consolidated leverage ratio (as defined in the revolving loan agreement) of no more than 60%; (ii) a minimum net asset value of no less than IFRS NAV (as defined in the KWE Facility agreement) of £744.4 million plus 75% of equity proceeds received by subsidiaries; (iii) a minimum fixed charge coverage ratio where consolidated EBITDA to consolidated fixed charges is no less than 1.5 to 1.0 for the last four quarters; (iv) minimum unsecured interest where property level net operating income ("NOI") and loan asset NOI to interest expense on unsecured debtors is no less than 1.9 to 1.0 for the last four quarters; (v) a maximum secured recourse indebtedness for consolidated secured recourse debt of no more than 2.5% of total asset value at any time; and (vi) unencumbered assets of no less than 125% of the unsecured indebtedness (less cash & cash equivalents). As of September 30, 2015, the unsecured credit facility was undrawn, with £225 million still available.
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
As of September 30, 2015, Kennedy Wilson's rent adjusted fixed charge coverage ratio was 2.57 to 1.00, its balance sheet leverage ratio was 0.67 to 1.00, and its effective tangible net worth and its unrestricted cash, cash equivalents and publicly traded marketable securities were $1,051.1 million and $592.9 million, respectively, and Kennedy-Wilson, Inc. was in compliance with these covenants.
The indentures governing the 2024 Notes and 2042 Notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. As of September 30, 2015, the balance sheet leverage ratio was 0.63 to 1.00.
Off-Balance Sheet Arrangements
We have provided guarantees associated with loans secured by consolidated assets or assets held in various unconsolidated investments. At September 30, 2015, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $59.9 million. The guarantees expire through 2025, and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
As of September 30, 2015, we have unfulfilled capital commitments totaling $38.9 million to our unconsolidated investments. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
Please refer to our Annual Report on Form 10-K for the year ended December 31, 2014 for discussion of our non-recourse carve-out guarantees arrangements, as there have been no material changes to that disclosure.
Certain Non-GAAP Measures and Reconciliations
The table below is a reconciliation of Non-GAAP measures to their most comparable GAAP measures. For the reconciliation of amounts relating the three and nine months ended September 30, 2015 and 2014 see tables in Results of Operations section of the Management Discussion and Analysis.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2013	2012	2011	2013	2012	2011
Net income (loss)	$(2.8)	$(4.1)	$(4.9)	$(6.7)	$(3.7)	$(2.3)
Non-GAAP Adjustments
Add back:
Interest expense	13.1	6.7	6.1	37.1	20.0	13.9
Kennedy Wilson's share of interest expense in unconsolidated investments	12.7	8.4	4.7	33.4	23.4	15.0
Depreciation and amortization	4.5	1.0	0.9	12.0	2.9	1.8
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	11.8	5.1	3.9	31.3	13.0	11.6
Provision for (benefit from) from income taxes	0.8	(2.5)	(3.0)	(1.4)	(5.1)	(2.2)
Consolidated EBITDA	40.1	14.6	7.7	105.7	50.5	37.8
Add back (less):
Share-based compensation	2.0	2.9	1.3	5.4	5.0	3.8
EBITDA attributable to noncontrolling interests	(0.6)	—	—	(1.6)	(3.0)	(1.3)
Adjusted EBITDA	$41.5	$17.5	$9.0	$109.5	$52.5	$40.3

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2013	2012	2011	2013	2012	2011
Investment management, property services and research fees(1)	$20.9	$12.5	$11.1	$54.0	$35.5	$26.2
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation	1.1	0.7	0.4	2.7	1.6	1.3
Kennedy Wilson's share of fees in unconsolidated service businesses	—	—	—	—	—	—
Adjusted Fees	$22.0	$13.2	$11.5	$56.7	$37.1	$27.5
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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of September 30, 2015, 63% of our property level debt is fixed rate, 19% is floating rate with interest caps and 18% is floating rate without interest caps.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of September 30, 2015. The weighted average interest rate for the various assets and liabilities presented are actual as of September 30, 2015. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
	2015	2016	2017	2018	2019	Thereafter	Total	September 30, 2015
(Dollars in millions)
Interest rate sensitive assets
Cash and cash equivalents	$541.6	$—	$—	$—	$—	$—	$541.6	$541.6
Average interest rate	0.39%	—%	—%	—%	—%	—%	0.39%	—
Fixed rate receivables	385.3	6.6	6.1	—	—	—	398.0	398.0
Average interest rate (1)	0.19%	6.39%	2.16%	—%	—%	—%	1.20%	—
Variable rate receivables	—	9.7	13.6	—	—	—	23.3	23.3
Average interest rate	—%	1.58%	4.08%	—%	—%	—%	3.04%	—
Total	$926.9	$16.3	$19.7	$—	$—	$—	$962.9	$962.9
Weighted average interest rate	0.37%	3.53%	3.49%	—%	—%	—%	0.56%
Interest rate sensitive liabilities
Variable rate borrowings	$4.9	$13.9	$95.0	$169.4	$808.3	$142.3	$1,233.8	$1,226.7
Average interest rate	5.58%	3.58%	2.31%	3.01%	2.35%	2.35%	2.48%	—
Fixed rate borrowings	—	14.1	93.0	69.0	100.9	2,488.9	2,765.9	2,752.9
Average interest rate	—%	6.02%	5.25%	4.08%	4.38%	4.15%	4.21%	—
Total	$4.9	$28.0	$188.0	$238.4	$909.2	$2,631.2	$3,999.7	$3,979.6
Weighted average interest rate	5.58%	4.81%	3.77%	3.32%	2.58%	4.06%	3.67%

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
As our business in Europe continues to grow, primarily due to the growth of KWE, fluctuations in the Euro and GBP foreign exchange rates will have a greater impact on our business. In order to manage the effect of these fluctuations, we typically hedge 50%-100% of foreign currency exchange rate risk associated with our net cost basis in certain non-U.S. operations through the use of currency derivative contracts such as foreign currency forward contracts and options. The Company's service businesses typically do not require much capital so foreign currency translation and derivative activity primarily relates to the investments segment as that has greater balance sheet exposure to foreign currency fluctuations.
We typically have not hedged the impact of foreign currency fluctuations may have on our future operations or cashflows. The costs to operate these businesses, such as compensation, overhead and interest expense are incurred in local currencies. As we are not currently hedging these amounts there will be foreign currency impact on our results of operations for both the services and investment segments.
As the total amount of assets denominated in foreign currencies has grown due to KW Group's expansion in Europe, we have also increased the amount of corresponding foreign currency derivative contracts. As of September 30, 2015, approximately 35% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes.
The table below shows the Company's investment account and consolidated cash position by currency as well as any hedges on those currencies as of September 30, 2015 and the impact of a 10% fluctuation in rates.

(in millions)	GBP		Euro		Yen		Total Non-USD		USD		Total
USD
Investment account(1)(2)	$359.3	19%	$280.8	15%	$10.3	1%	$650.4	35%	$1,206.8	65%	$1,857.2
Cash	—	—%	7.8	5%	21.6	14%	29.4	19%	124.4	81%	153.8

Local currencies
Investment account	£237.5		€251.1		¥1,230.7
Cash	£—		€7.0		¥2,584.9

Hedges, net of noncontrolling interests
Notional Amount	£203.2		€227.2		¥649.0

Rate fluctuation impact
10% increase	$13.0		$14.3		$2.6
10% decrease	$(10.5)		$(15.4)		$(2.7)
(1) Includes cash held by consolidated investments net of noncontrolling interests
(2) Excludes hedge fair values, net of noncontrolling interest of $12.4 million, $3.1 million and $(0.1) million on GBP, Euro and yen, respectively.

Item 4.	Controls and Procedures
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

10.1
Fourth Modification Agreement, dated August 17, 2015, by and among Kennedy-Wilson, Inc., U.S. Bank National Association, a national banking association (“U.S. Bank”), as administrative agent, lead arranger and book manager, and U.S. Bank, East-West Bank, a California banking corporation, The Governor and Company of the Bank of Ireland, Bank of America N.A., a national banking association, Deutsche Bank AG New York Branch and J.P. Morgan Chase Bank, N.A., a national banking association, as lenders. Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2015.

10.2	Form of Award Letter. Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2015.

10.3	Form of Restricted Share Unit Agreement. Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2015.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNEDY-WILSON HOLDINGS, INC.

Dated:	November 9, 2015	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)