Form 10-K
period 2015-12-31
Kennedy-Wilson Holdings, Inc.
filed 2016-02-29
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-33824
Kennedy-Wilson Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0508760
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

151 S El Camino Dr Beverly Hills, CA	90212
(Address of Principal Executive Offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Based on the last sale at the close of business on June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,775,789,503.
The number of shares of common stock outstanding as of February 29, 2016 was 114,409,152.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders to be held on or around June 9, 2016, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2015.

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

•	continued high levels of, or increases in, unemployment and general slowdowns in commercial activity;

•	our leverage and ability to refinance existing indebtedness or incur additional indebtedness;

•	an increase in our debt service obligations;

•	our ability to generate a sufficient amount of cash to satisfy working capital requirements and to service our existing and future indebtedness;

•	our ability to achieve improvements in operating efficiency;

•	foreign currency fluctuations;

•	performance of our foreign currency hedge instruments;

•	adverse changes in the securities markets;

•	our ability to retain our senior management and attract and retain qualified and experienced employees;

•	our ability to retain major clients and renew related contracts;

•	trends in use of large, full-service commercial real estate providers;

•	changes in tax laws in the United States, Ireland, United Kingdom, Spain, Italy or Japan that reduce or eliminate deductions or other tax benefits we receive;

•	our ability to repatriate investment funds in a tax-efficient manner;

•	future acquisitions may not be available at favorable prices or upon advantageous terms and conditions; and

•	costs relating to the acquisition of assets we may acquire could be higher than anticipated.
Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed in this Annual Report. Except as required under the federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise. Please refer to "Non-GAAP Measures and Certain Definitions" for definitions of certain terms used throughout this report.

PART I

Item 1.	Business
Company Overview
Kennedy Wilson is a global real estate investment company.  We own, operate, and invest in real estate both on our own and through our investment management platform.  We focus on multifamily and commercial properties located in the Western U.S., UK, Ireland, Spain, Italy and Japan. To complement our investment business, the Company also provides real estate services primarily to financial services clients.
Our value is primarily derived from our ownership in income producing real estate assets. We have an ownership interest in approximately 39 million square feet of property globally, including 24,371 multifamily rental units. In addition to our core income producing real estate, we engage in redevelopment and value add initiatives through which we enhance cash flows or reposition asset to increase disposal value. Additionally, our investment management and property services business manages over $18 billion of AUM the majority of which we have an ownership interest in and the balance we manage for third parties.
We have over 495 employees in 25 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain, Italy and Japan and manage and work with over 5,000 operating associates.
The following is our business model:

•	Identify countries and markets with an attractive investment landscape

•	Establish operating platforms in our target markets

•	Develop local intelligence and create long-lasting relationships; primarily with financial institutions

•
Leverage relationships and local knowledge to drive proprietary investment opportunities with a focus on off-market transactions that we expect will result in above average cash flows and returns over the long term

•
Acquire high quality assets, either on our own or with strategic partners, utilizing cash from our balance sheet (funded by cash flows from operations, refinancing of current investments, investments sales or the sale of equity or debt securities) and typically financing them on a long-term basis

•	Reposition assets and enhance cash flows post-acquisition

•	Explore development opportunities on underutilized portions of assets; primarily excess land with little or no basis adjacent to income producing properties

•	Continuously evaluate and selectively harvest asset and entity value through strategic realizations utilizing both the public and private markets

•
Utilize our services businesses to meet client needs, strengthen relationships with financial institutions, and position us as a valuable resource and partner to these institutions for any future real estate opportunities

Since going public on November 13, 2009 through December 31, 2015, the annualized total rate of return (including dividends) of our common stock (NYSE: KW) was 17.1%, compared to the return of the S&P 500 index of 13.1%. Past stock price performance is not necessarily indicative of future stock price performance.

The table below highlights some of the Company's performance metrics over the past five years:

(Dollars in millions, except per share amounts)	Year Ended December 31,
	2015	2014	2013	2012	2011
Statements of operations data and dividends:
Revenue	$603.7	$398.6	$123.1	$66.9	$62.6
Net income (loss) to Kennedy-Wilson Holdings Inc. common shareholders	71.1	13.8	(14.5)	(3.9)	(2.4)
Basic income (loss) per share	0.66	0.14	(0.21)	(0.07)	(0.06)
Dividends declared per share of common stock	0.48	0.36	0.28	0.2	0.11
Adjusted EBITDA(1)	371.2	317.8	159.1	97.4	70.3
Adjusted EBITDA annual increase	17%	100%	63%	39%
Adjusted Fees	158.2	121.0	72.4	55.7	59.0
Adjusted Fees annual increase (decrease)	31%	67%	30%	(6)%

	As of December 31,
	2015	2014	2013	2012	2011
Balance sheet data:
Cash and cash equivalents	$731.6	$937.7	$178.2	$120.9	$115.9
Total assets	7,640.1	6,332.1	1,798.8	1,283.8	792.8
Investment debt	3,658.2	2,195.9	401.8	236.5	30.7
Unsecured corporate debt	702.6	827.4	449.0	449.6	289.4
Kennedy Wilson equity	1,133.8	901.1	768.3	509.7	410.2
Noncontrolling interests	1,731.3	2,142.8	50.6	9.1	3.4
Total equity	2,865.1	3,043.9	818.9	518.8	413.6
Common shares outstanding	114.5	96.1	82.6	63.8	51.8
(1) See Non-GAAP Measures and Certain Definitions and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP measures" for a description of Consolidated EBITDA and Adjusted EBITDA and a reconciliation of these metrics to net income as reported under GAAP.
Business Segments
Our operations are defined by two core business units: KW Investments and KW Services. KW Investments invests our capital in real estate-related assets. KW Services is a niche business that provides a full array of real estate-related services to the Company and its investment partners, third party owners, and lenders, with a strong focus on financial institution based clients. Included in KW services is our management of KWE. The two segments have a symbiotic relationship and work closely together. KW Services provides insight and creates investment opportunities for KW Investments while KW Investments provides clients the ability to utilize the capabilities of KW Services.
KW Investments
We invest our capital in real estate assets and loans secured by real estate either on our own or through our investment management platform. When we have partners, we are typically the general partner in the arrangement with a promoted interest in the profits of our investments beyond our ownership percentage. The Company has an average ownership interest across all investments of approximately 38% as of December 31, 2015. Our equity partners include public shareholders, financial institutions, foundations, endowments, high net worth individuals and other institutional investors.
The following are product types we invest in through the KW Investments segment:
Multifamily
We pursue multifamily acquisition opportunities where we believe we can unlock value through a myriad of strategies, including institutional management, asset rehabilitation, repositioning and creative recapitalization. We focus primarily on apartments in supply-constrained, infill markets. Through our Vintage Housing Holdings ("VHH") partnership, we also utilize low-income housing tax credit structures for income and age restricted properties. As of December 31, 2015, we hold investments in 24,371 multifamily apartment units across 129 properties primarily located in the Western United States, Ireland, United Kingdom and Japan.

Commercial
We source, acquire, and finance various types of commercial real estate which includes office, industrial, retail, and mixed-use assets. After acquisition, the properties are generally repositioned to enhance market value. Assets are either sold as part of property-specific investment strategies designed to deliver above-market returns to our clients and shareholders or held if producing above average cash flows. As of December 31, 2015, we own interests in 319 commercial properties, totaling over 18.9 million square feet, located throughout the United States, United Kingdom, Ireland, Spain, Italy and Japan.
Loan Originations/Discounted Loan Purchases
We acquire and/or originate loans secured by real estate. Our acquisitions and originations include individual notes on all real estate property types as well as portfolios of loans purchased from financial institutions, corporations and government agencies. We deliver value through loan resolutions, discounted payoffs, and sales. We also convert certain loans into a direct ownership in the underlying real estate collateral. Our discounted loan pool portfolio as of December 31, 2015 had current unpaid principal balance ("UPB") of $558.6 million.
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
Hotel
We acquire hotels in certain opportunistic situations in which we are able to purchase at a significant discount to replacement or can implement our value-add investment approach.
Residential and Other
In certain cases, we may pursue for sale housing acquisition opportunities, including land for entitlements, finished lots, urban infill housing sites and partially finished and finished housing projects. On certain income-producing acquisitions, there are adjacent land parcels to which we assign little or no basis and for which we may pursue entitlement activities or, in some cases, development or re-development opportunities. This group also includes our investment in marketable securities. Included in Western U.S. residential are three residential investments and one loan investment in Hawaii. Our investment account balance for these Hawaiian investments is $148.3 million.
While our core investments have been in the specific markets and locations listed above, we will evaluate opportunities to earn above market returns across many other segments and geographic locations.
Investment account
The investment account represents the Company's carrying value of equity invested before depreciation and amortization. In 2015, together with our equity partners, we acquired $3.2 billion of real estate and loans secured by real estate at purchase price. These acquisitions were comprised of the following: 61% commercial, 31% multifamily, 7% loans secured by real estate and 1% other.
At December 31, 2015, we and our equity partners held a real estate and real estate related investment portfolio with assets at a book value of approximately $10.7 billion, with approximately 58% leverage to depreciated book value. The Company has an average ownership interest across all of its investments of approximately 38% as of December 31, 2015.
The Company's investment account increased during the year primarily due to the investment of corporate cash into consolidated real estate. The investment account also increased due to the consolidation of joint venture investments and conversion of loan purchases into consolidated real estate which resulted in fair value gains due to real estate being worth more than Company's original basis. Noncontrolling interest decreased during the year due to $293.0 million in net distributions relating to the Company's acquisition of KWE shares and distributions relating to property sales and investing distributions from debt refinancings. Foreign currency translation and hedge losses also decreased noncontrolling interests by $102.7 million.
The following table depicts how our equity in the portfolio is derived from the financial statement captions in our audited consolidated balance sheet as of December 31, 2015 and 2014:

(Dollars in millions)	December 31, 2015	December 31, 2014
Real estate and acquired in-place lease values, gross of accumulated depreciation and amortization of $248.5 and $121.8, respectively	$6,046.0	$4,349.9
Loan purchases and originations	299.7	313.4
Investment debt	(3,658.2)	(2,195.9)
Cash held by consolidated investments	549.0	763.1
Unconsolidated investments(1), gross of accumulated depreciation and amortization of $55.8 and $69.4, respectively	487.8	532.7
Net hedge asset	15.2	30.6
Other(2)	50.6	83.9
Consolidated investment account	3,790.1	3,877.7
Less:
Noncontrolling interests on investments, gross of depreciation and amortization of $116.5 and $102.9, respectively	(1,847.8)	(2,193.4)
Investment account	$1,942.3	$1,684.3
(1) Excludes $12.9 million and $28.9 million related to our investment in a servicing platform in Spain, as of December 31, 2015 and December 31, 2014, respectively.
(2) Includes marketable securities, which are part of other assets, as well as net other assets of consolidated investments.
    The following table breaks down our investment account information derived from the audited consolidated balance sheet, by investment type and geographic location as of December 31, 2015:

(Dollars in millions)	Multifamily	Commercial	Loans Secured by Real Estate	Residential and Other	Hotel	Total
Western U.S.	$515.4	$270.6	$66.4	$269.9	$34.7	$1,157.0
Japan	5.8	4.2	—	0.3	—	10.3
United Kingdom	11.2	83.8	0.6	1.8	—	97.4
Ireland	41.0	32.3	—	31.8	72.4	177.5
Net hedge assets						15.9
KW share of cash held by consolidated investments						52.3
Total excluding KWE	$573.4	$390.9	$67.0	$303.8	$107.1	$1,510.4
KWE:
United Kingdom	12.3	245.0	43.6	10.4	9.6	320.9
Ireland	10.9	65.3	5.4	9.3	6.8	97.7
Italy	—	43.6	—	—	—	43.6
Spain	—	36.4	—	9.6	—	46.0
Other(1)						(76.3)
Total KWE	$23.2	$390.3	$49.0	$29.3	$16.4	$431.9
Grand Total	$596.6	$781.2	$116.0	$333.1	$123.5	$1,942.3
(1) Includes $96.0 million of KW's share of cash, $(172.2) million of KW's share of unsecured debt, and $(0.1) million of KW's share of hedges.
The following table breaks down our investment account information derived from the audited consolidated balance sheet, by investment type and geographic location as of December 31, 2014:

(Dollars in millions)	Multifamily	Commercial	Loans Secured by Real Estate	Residential and Other	Hotel	Total
Western U.S.	$411.2	$229.1	$75.2	$145.0	$38.3	$898.8
Japan	80.9	3.6	—	0.4	—	84.9
United Kingdom	3.4	88.6	17.0	8.6	0.2	117.8
Ireland	63.8	40.1	8.9	27.1	91.1	231.0
KW share of cash held by consolidated investments						49.9
Total excluding KWE	$559.3	$361.4	$101.1	$181.1	$129.6	$1,382.4
KWE:
United Kingdom	—	102.1	25.9	—	6.9	134.9
Ireland	8.0	26.9	21.9	2.8	5.1	64.7
KW share of net cash held by KWE						102.3
Total KWE	$8.0	$129.0	$47.8	$2.8	$12.0	$301.9
Grand Total	$567.3	$490.4	$148.9	$183.9	$141.6	$1,684.3
KW Services
KW Services includes both our investment management platform as well as our third party services business and offers a comprehensive line of real estate services for the full lifecycle of real estate ownership to clients that include shareholders of KWE, financial institutions, institutional investors, insurance companies, developers, builders and government agencies. KW Services has five main lines of business: investment management, property services, research, brokerage, and auction and conventional sales. These five business lines generate revenue for us through fees and commissions.
We manage approximately 50 million square feet of properties for the Company and its investment partners (including KWE) in the United States, Europe, and Asia, which includes assets we have ownership interests in and third party owned assets. With 25 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain, Italy and Japan, we have the capabilities and resources to provide property services to real estate owners as well as the experience, as a real estate investor, to understand client concerns. The managers of KW Services have an extensive track record in their respective lines of business and in the real estate community as a whole. Their knowledge and relationships are an excellent driver of businesses through the services business as well as on the investment front.
Additionally, KW Services plays a critical role in supporting our investment strategy by providing local market intelligence and real-time data for evaluating investments, generating proprietary transaction flow and creating value through efficient implementation of asset management or repositioning strategies.
Investment Management
Our investment management division, provides acquisition, asset management and disposition services to our equity partners as well as to third parties. Currently, we have seven closed end funds for which we serve as general partner and manager and separate accounts with strategic partners. In addition, we serve as the manager of KWE and are entitled to receive management fees (50% of which are paid in KWE shares) equal to 1% of KWE’s adjusted net asset value (reported by KWE to be $2.4 billion at December 31, 2015) and certain performance fees. Under US GAAP, we are required to consolidate the results of KWE and as such fees earned from KWE are eliminated in consolidation.
Property Services
Our property services division manages commercial real estate for third-party clients, fund investors, and investments held by Kennedy Wilson. In addition to earning property management fees, consulting fees, leasing commissions, construction management fees, disposition fees, and accounting fees, the property services division gives Kennedy Wilson insight into local markets and potential acquisitions. Leveraging over 38 years of real estate experience, we approach property management from the perspective of an owner and are active in identifying and implementing value creation strategies. The division has a proven track record of success in managing stabilized as well as value-add investments.
Research
Meyers Research LLC ("Meyers"), a Kennedy Wilson company, is a premier consulting practice and provider of data for residential real estate development and new home construction industry. Meyers’ offers a national perspective as well as local expertise to homebuilders, multifamily developers, lenders and financial institutions. These relationships have led to investment opportunities with homebuilders in the Western U.S. region. We believe Zonda™, a Meyers innovation launched in October 2013, is the housing industry's most comprehensive solution for smart business analysis, real-time market data reporting and economic and housing data in one place and on-the-go.
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
Kennedy Wilson Europe Real Estate Plc (LSE: KWE)
KWE closed its initial public offering in February 2014 and a follow-on offering in October 2014, raising an aggregate of approximately $2.2 billion in gross proceeds.  KWE, whose ordinary shares are listed on the London Stock Exchange’s main market and who is a member of the FTSE 250 Index, acquires real estate and real estate-related assets in Europe. Since its launch in February 2014 through December 31, 2015, KWE has acquired 337 real estate assets with approximately 13.1 million square feet and disposed of 35 assets with approximately 1.3 million square feet. As of December 31, 2015, KWE had a portfolio value of $4.1 billion with its assets located in the United Kingdom, Ireland, Spain and Italy, which KWE currently expects to produce over $235 million of annualized net operating income (net rental income for property portfolios, EBITDA for hotels and interest income for loan portfolios). As of December 31, 2015, Kennedy Wilson held approximately 24.7 million ordinary shares of KWE (with a cost basis of $440.0 million) or approximately 18.2% of the total issued share capital of KWE.
KWE increased its leverage to 40% at December 31, 2015 from 8% at December 31, 2014 mainly due to the issuance of unsecured corporate debt during the year. The current leverage ratio is more in line with what KWE expects to maintain going forward.
KWE is externally managed by one of our wholly-owned subsidiaries whom we refer to as KWE Manager pursuant to an investment management agreement whereby we will be entitled to receive certain management and performance fees.  KWE Manager is entitled to an annual management fee (payable quarterly in arrears) equal to 1% of KWE’s adjusted net asset value (reported by KWE to be $2.4 billion at December 31, 2015) and certain performance fees.  The management fee payable to KWE Manager is paid half in cash and half in shares of KWE.  During the year ended December 31, 2015, KWH earned $23.3 million in management fees.
We are also entitled to receive an annual performance fee equal to 20% of the lesser of (i) the excess of the shareholder return for the relevant year (defined as the change in KWE’s adjusted net asset value per ordinary share plus dividends paid) over a 10% annual return hurdle, and (ii) the excess of year-end adjusted net asset value per ordinary share over a “high water mark.” The performance fee is payable in shares of KWE that vest equally over a three-year period. As of December 31, 2015, $43.7 million in such fees have been earned and accrued (not yet paid) by Kennedy Wilson. The final calculation of the performance fee was completed at the conclusion of KWE’s financial year and such fee will be paid to Kennedy Wilson during the first quarter of 2016.
The compensation committee of the Company’s board of directors approved and reserved up to thirty percent (30%) of any performance fees earned by the Company with respect to its management of KWE to be allocated to certain employees of the Company. As of December 31, 2015, awards representing approximately twenty-five percent (25%) of the performance fees had been allocated to certain employees.  Subsequent to December 31, 2015, the remaining five percent (5%) of the performance fees of the performance fees earned in 2015 were allocated to employees.
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

The following condensed financial statements show KWE's financial position and results of operations in the context of the Company's consolidated financial statements as a whole:

	As of December 31, 2015 (unaudited)
(Dollars in millions)	KWE	Non-KWE (1)	Elimination	Total KWH
Cash(2)	$481.1	$250.5	$—	$731.6
Accounts receivable	17.6	37.1	—	54.7
Loan purchases and originations	245.5	54.2	—	299.7
Real estate and acquired in place lease values, net of accumulated depreciation and amortization(3)	3,293.7	2,503.8	—	5,797.5
Investment in marketable securities	—	411.4	(411.4)	—
Unconsolidated investments	—	444.9	—	444.9
Other assets	226.4	85.3	—	311.7
Total assets	$4,264.3	$3,787.2	$(411.4)	$7,640.1

Accounts payable	$15.4	$6.8	$—	$22.2
Accrued expenses and other liabilities	200.5	191.5	—	392.0
Investment debt	2,102.2	1,556.0	—	3,658.2
Senior notes payable	—	702.6	—	702.6
Total liabilities	$2,318.1	$2,456.9	$—	$4,775.0

Kennedy-Wilson Holdings Inc. shareholders' equity	$434.0	$1,181.5	$(434.0)	$1,181.5
Accumulated other comprehensive income	(22.6)	(47.7)	22.6	(47.7)
Noncontrolling interests	1,534.8	196.5	—	1,731.3
Total equity	$1,946.2	$1,330.3	$(411.4)	$2,865.1
Total liabilities and equity	$4,264.3	$3,787.2	$(411.4)	$7,640.1
(1) Consists of investments that are consolidated in our financial statements and investments that are held through joint ventures.
(2) Includes cash and cash equivalents and cash held by consolidated investments
(3) Includes $113.2 million and $135.2 million of accumulated depreciation and amortization for KWE and Non-KWE, respectively.

	Year Ended December 31, 2015
(Dollars in millions)	KWE	Non-KWE	Fee Elimination(1)	Total KWH
Revenue
Rental	$209.7	$195.1	$—	$404.8
Hotel	30.6	75.8	—	106.4
Sale of real estate	—	3.7	—	3.7
Investment management, property services and research fees	—	136.3	(67.0)	69.3
Dividend income	—	11.8	(11.8)	—
Loan purchases, loan originations and other	18.2	1.3	—	19.5
Total revenue	258.5	424.0	(78.8)	603.7
Operating expenses				—
Commission and marketing	—	7.3	—	7.3
Rental operating	41.0	67.0	—	108.0
Hotel operating	25.5	64.4	—	89.9
Cost of real estate sold	—	2.6	—	2.6
Compensation and related	0.6	154.2	—	154.8
General and administrative	10.2	33.6	—	43.8
Depreciation and amortization	91.3	75.0	—	166.3
Total operating expenses	168.6	404.1	—	572.7
Income from unconsolidated investments	(1.4)	98.8	—	97.4
Operating income	88.5	118.7	(78.8)	128.4
Non-operating income (expense)				—
Gain on sale of real estate	37.5	34.9	—	72.4
Acquisition-related gains	23.7	84.4	—	108.1
Acquisition-related expenses	(34.6)	(2.7)	—	(37.3)
Interest expense-investment	(51.5)	(57.3)	—	(108.8)
Interest expense-corporate	—	(46.9)	—	(46.9)
Loss on extinguishment of corporate debt	—	(1.0)	—	(1.0)
Management fee	(67.0)	—	67.0	—
Other income	(0.1)	(2.4)	—	(2.5)
Income (loss) before provision for income taxes	(3.5)	127.7	(11.8)	112.4
Provision for income taxes	(11.6)	(41.8)	—	(53.4)
Net income (loss)	$(15.1)	$85.9	$(11.8)	$59.0
(1)Only relates to fee elimination associated with the Company's investment in KWE. The Company has additional fees eliminated in consolidation associated with other equity partners.
Legacy European Investments
Prior to KWE's formation and for investments that do not meet KWE's investment guidelines, the Company directly invested in 18 properties, five loan pools and a servicing platform in Europe that have total assets of $862.3 million included in the Company's consolidated balance sheet and $274.2 million of equity as of December 31, 2015. Four of the five loan pools were fully resolved as of December 31, 2015. As of December 31, 2015, the Company's weighted average ownership in these investments was 62%.
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

Competitive Strengths
We have a unique platform from which to execute our investment and services strategy. The combination of an investment platform and a service business provides several competitive strengths when compared to other real estate buyers operating stand-alone or investment-focused firms and may allow us to generate superior risk-adjusted returns. Our investment strategy focuses on investments that offer significant appreciation potential through intensive property management, leasing, repositioning, redevelopment and the opportunistic use of capital. We differentiate ourselves from other firms in the industry with our full service, investment oriented structure. Whereas most other firms use an investment platform to obtain additional service business revenue, we use our service platform to enhance the investment process and ensure the alignment of interests with our investors.
The real estate business is cyclical. Real estate cycles are generally impacted by many factors including availability of equity and debt capital, borrowing cost, rent levels, and asset values. Our strategy has resulted in a strong track record of creating both asset and entity value for the benefit of our shareholders and partners over these various real estate cycles.
Our competitive strengths include:

•
Transaction experience: Our Executive Committee has more than 125 years of combined real estate experience and has been working and investing together on average for over 15 years. Members of the Executive Committee have collectively acquired, developed and managed in excess of $20 billion of real estate investments in the United States, the United Kingdom, Ireland, Spain, Italy and Japan throughout various economic cycles, both at our Company and throughout their careers.

•
Extensive relationship and sourcing network: We leverage our services business in order to source off-market deals. In addition, the Executive Committee and our acquisition team have transacted deals in nearly every major metropolitan market on the West Coast of the United States, as well as in the United Kingdom, Ireland, Spain, Italy and Japan. Their local presence and reputation in these markets have enabled them to cultivate key relationships with major holders of property inventory, in particularly financial institutions, throughout the real estate community.

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

•
Vertically integrated platform for operational enhancement: We have over 495 employees in both KW Investments and KW Services, with 25 regional offices throughout the United States, the United Kingdom, Ireland, Spain, Jersey and Japan and manage and oversee over 5,000 operating associates. We have a hands-on approach to real estate investing and possess the local expertise in property management, leasing, construction management, development and investment sales, which we believe enable us to invest successfully in selected submarkets.

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

Industry Overview
United States
Supported by historically low interest rates and a strengthening U.S. economy, U.S. real estate prices continued their upward trend during 2015. The improving U.S. economic landscape has improved occupancy in commercial properties in the majority of U.S. real estate markets. In coastal Western U.S. markets, higher residential home prices and low housing supply has created strong demand for apartments and led to continued increases in rents. The year ended with the Federal Reserve raising short term interest rates for the first time in nearly a decade, marking the end of an extraordinary seven year period during which the federal funds rate was held at nearly zero.
Falling oil prices and the concern of slowing global growth has resulted in a volatile beginning to 2016, which has also created uncertainty around the timing and nature of future interest rate hikes. However, we believe fundamentals for U.S. real estate remain attractive due to steady moderate growth of the U.S. economy, still historically low interest rates, and continued global appetite for U.S. real estate.
United Kingdom
Despite significant capital market volatility and worries about a global economic slowdown, the UK continues to show positive signs in terms of consumer confidence, employment levels and earnings growth. Preliminary estimates show that the economy grew by 2.2% overall for 2015, supported by the service sector and, importantly, is estimated to be performing ahead of the pre-crisis peak. Following the United Kingdom general election the European Union Referendum Act 2015 was passed by the British Parliament to hold a referendum in the United Kingdom and Gibraltar on whether the United Kingdom should remain a member of the European Union.
London continues to lead the recovery, with growth for 2015 at 3.4%, according to Ernst & Young. Central London office take-up for 2015 was 14.5 million sq. ft., which compares favorably to the ten-year average take-up of 12.7 million sq. ft., according to CBRE, and rental growth of 14% has outperformed all other sub-markets.
Ireland
According to the Central Bank of Ireland, the Irish economy is continuing to gather momentum and is forecast to grow by 4.8% in 2016. Economic indicators are strong, with retail sales up sharply, unemployment dipping below 9% and consumer sentiment at a 15-year high, according to the Central Statistics Office of Ireland. In the Dublin property market, this economic growth is translating into improved occupational demand across our key sectors. Dublin prime office take-up is well ahead of previous years and the ten-year average which is pushing rents up further with 2015 producing year-on-year office CBD rental growth of 22% . While this will provide some relief for tenants in a market where supply shortages continue to drive rents upwards, there is no cap on rents, which will continue to be reviewed to market levels and it will not have a significant impact on expected longer-term returns from the sector.
Spain
    The investment market has been dominated by office transactions but after several years of slow activity, the retail market is back on investors’ radars, as good economic forecasts and increased liquidity are starting to drive this market. In excess of €3 billion of retail investments were transacted in 2015, which is higher than the 2006 peak, according to Savills.
Preliminary Q4 GDP estimates in Spain are indicating that the economy delivered ten straight quarters of growth, according to the National Statistics Institute. This brings 2015 GDP growth to 3.2%, more than double the 1.4% growth of 2014 and the fastest level since 2007. The fall in energy prices will support this further by boosting disposable income. Looking forward, while the Spanish economy is still on the road to recovery, the economy has shown an upward trend with improving underlying fundamentals.
Italy
The economic recovery has been slow in Italy. Positives in 2015 include a moderate pick up in industrial production, household disposable income and consumer confidence. However, these are offset by unemployment that remains in the low double-digits and appears uneven in its evolution. We expect continued quantitative easing to buoy the region. The investment market remains competitive, reaching €8.1 billion in 2015, up 55% on the previous year and in line with ten-year average volumes. Milan remains the most attractive office market, with improved leasing fundamentals, take-up set to reach its ten-year average, tenant incentives in decline and the investment market remaining the most liquid. We continue to expect to see the most significant investment opportunities arising from fixed-life funds in liquidation or where sponsors have been unable to execute on business plans, generating a good pipeline of off-market opportunities.
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
Competition
We compete with a range of global, national and local real estate firms, individual investors and other corporations, both private and public. Because of our unique mix of investments and services businesses, we compete with companies that invest in real estate and loans secured by real estate along with brokerage and property management companies. Our investment business competes with real estate investment partnerships, real estate investments trusts, private equity firms and other investment companies and regional investors and developers. We believe that our relationships with the sellers and our ability to close an investment transaction in a short time period at competitive pricing provide us a competitive advantage. The real estate services business is both highly fragmented and competitive. We compete with real estate brokerage and auction companies on the basis of our relationship with property owners, quality of service, and commissions charged. We compete with property management and leasing firms also on the basis of our relationship with clients, the range and quality of services provided, and fees and commissions charged.
Foreign Currency
Approximately 47% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and we consider our equity investment as the appropriate exposure to evaluate for hedging purposes. Fluctuations in foreign exchanges rates may have a significant impact on the results of our operations. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. We typically hedge 50%-100% of book equity exposure against these foreign currencies.
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
Employees
As of December 31, 2015, we have 495 employees in 25 offices throughout the United States, the United Kingdom, Ireland, Spain, Jersey, Italy and Japan and manage and oversee over 5,000 operating associates. We believe that we have been able to attract and maintain high quality employees. There are no employees subject to collective bargaining agreements. In addition, we believe we have a good relationship with our employees.
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

Non-GAAP Measures and Certain Definitions

“KWH,” “Kennedy Wilson,” the "Company," "we," "our," or "us" refer to Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries.
“KWE” refers to Kennedy Wilson Europe Real Estate plc, a London Stock Exchange listed company that we externally manage through a wholly-owned subsidiary. The results of KWE are consolidated in our financial statements due to our control of KWE as of December 31, 2015. We own an approximately 18.2% equity interest in KWE and throughout this report, we refer to our pro-rata ownership stake in investments made and held directly by KWE.
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

Our business is closely tied to general economic conditions in the real estate industry. As a result, our economic performance, the value of our real estate and real estate secured notes, and our ability to implement our business strategies may be significantly and adversely affected by changes in national and local economic conditions. The condition of the real estate markets in which we operate is cyclical and depends on the condition of the economy in the United States, United Kingdom, Ireland, Spain, Italy and Japan as a whole and to the perceptions of investors of the overall economic outlook. Rising interest rates, declining employment levels, declining demand for real estate, declining real estate values or periods of general economic slowdown or recession or the perception that any of these events may occur have negatively impacted the real estate market in the past and may in the future negatively impact our operating performance. In addition, the economic condition of each local market where we operate may depend on one or more key industries within that market, which, in turn, makes our business sensitive to the performance of those industries.

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

The credit markets may experience significant price volatility, dislocations and liquidity disruptions. These circumstances may materially impact liquidity in the financial markets, making terms for certain financings less attractive, and, in some cases, result in the unavailability of financing, even for companies that are otherwise qualified to obtain financing. Continued volatility and uncertainty in the credit markets may negatively impact our ability to access additional financing for our capital needs. Additionally, due to this uncertainty, we may be unable to refinance or extend our existing debt, or the terms of any refinancing may not be as favorable as the terms of our existing debt. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan. These events also may make it more difficult or costly for us to raise capital through the incurrence of additional secured or unsecured debt, which could materially and adversely affect us.

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

•
the impact of present or future legislation in the United States, United Kingdom, Ireland, Spain, Italy and Japan (including environmental regulation, changes in laws concerning foreign ownership of property, changes in tax rates, changes in zoning laws and laws requiring upgrades to accommodate disabled persons) and the cost of compliance with these types of legislation; and

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

Our significant operations in the United Kingdom, Ireland, Spain, Italy and Japan expose our business to risks inherent in conducting business in foreign markets.

As of December 31, 2015, approximately 62% of our revenues were sourced from our foreign operations in the United Kingdom, Ireland, Spain, Italy and Japan. Accordingly, our firm-wide results of operations depends significantly on our foreign operations. Conducting business abroad carries significant risks, including:

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

In February 2014, we invested approximately $203 million in cash and non-cash assets in Kennedy Wilson Europe Real Estate Plc, or KWE, in connection with its initial public offering. In addition, after KWE’s initial public offering, we invested another $194 million since KWE's launch, including $75 million in KWE’s follow-on offering in October 2014.  As of December 31, 2015 we held an 18.2% interest in KWE and currently act as its investment manager pursuant to an investment management agreement that provides for the payment to us of certain management and performance fees.

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

Since the establishment of our European operations in 2011, our business in Europe has become an increasingly important part of our business, and we expect to continue to grow our European presence over time. A number of European countries are continuing to experience recessionary conditions, and many European banks and investors have incurred substantial losses on real estate-related assets in recent years. Current macroeconomic conditions in Europe remain subject to significant uncertainty and could make the valuation of real estate-related assets difficult. Continued weakness or a worsening of those conditions could negatively impact the value of our existing investments and harm our ability to sell those investments and identify attractive investment opportunities in the future. These developments could harm our business, financial condition and results of operations.

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

Real estate investment and services businesses are highly competitive. Many of our competitors have greater financial resources and a broader global presence than we do. We compete with companies in the United States, United Kingdom, Ireland, Spain, Italy and Japan, with respect to:

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

Our property management fees are generally structured as a percentage of the revenues generated by the properties that we manage. Similarly, our leasing commissions typically are based on the value of the lease commitments. As a result, our revenues are adversely affected by decreases in the performance of the properties we manage and declines in rental value. Property performance will depend upon, among other things, our ability to control operating expenses (some of which are beyond our control) and financial conditions generally and in the specific areas where properties are located and the condition of the real estate market generally. If the performance or rental values of the properties we manage decline, the management fees and leasing commissions we derive from such properties could be materially adversely affected.

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

Rent control or rent stabilization legislation and other regulatory restrictions may limit our ability to increase rents and pass through new or increased operating costs to our tenants.

We presently expect to continue operating and acquiring properties in areas that have adopted laws and regulations imposing restrictions on the timing or amount of rent increases. Currently, California does not have state mandated rent control, but various municipalities within the state, including certain cities where our properties are located, have enacted rent control or rent stabilization legislation. Furthermore, enactment of similar regulations have been and are being considered in other jurisdictions where we hold investments.  Although, under current California law we are able to increase rents to market rates once a tenant vacates a rent-controlled or stabilized unit, increases in rental rates for renewing tenants are limited by such regulations. These laws and regulations can (i) limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses, (ii) negatively impact our ability to attract higher-paying tenants, (iii) require us to expend money for reporting and compliance, and (iv) make it more difficult for us to dispose of properties in certain circumstances. Any failure to comply with these regulations could result in fines and/or other penalties.

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

We carry commercial general liability coverage and umbrella coverage on all of our properties with limits of liability that we deem adequate and appropriate under the circumstances (certain policies subject to deductibles) to insure against liability claims and provide for the cost of legal defense. There are, however, certain types of extraordinary losses that either may be uninsurable or are not generally insured because it is not economically feasible to insure against those losses. Should any uninsured loss occur, we could lose our investment in, and anticipated revenues from, a property, and these losses could have a material adverse effect on our operations. Currently, we also insure some of our properties for loss caused by earthquakes in levels we deem appropriate and, where we believe necessary, for loss caused by flood. The occurrence of an earthquake, flood or other natural disaster may materially and adversely affect our business, financial condition and results of operations.

Our business could be adversely affected by security breaches through cyber attacks, cyber intrusions or otherwise.

We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our information technology networks and related systems. These risks include operational interruption, private data exposure and damage to our relationship with our customers, among others. A security breach involving our networks and related systems could disrupt our operations in numerous ways that could ultimately have an adverse effect on our financial condition and results of operations.

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

Our revenues from foreign operations have been primarily denominated in the local currency where the associated revenues were earned. Thus, we may experience significant fluctuations in revenues and earnings because of corresponding fluctuations in foreign currency exchange rates. To date, our foreign currency exposure has been limited to the Pound Sterling, the Euro and the Japanese Yen. Certain questions have arisen about the viability of the Euro, and there has been speculation that some countries within the Eurozone may elect, or may be forced, to revert to the currency they issued prior to the establishment of the Euro, which could significantly reduce the value of the Euro. Due to the constantly changing currency exposures to which we will be subject and the volatility of currency exchange rates, we may experience currency losses in the future, and we cannot predict the effect of exchange rate fluctuations on future operating results. Our management uses currency hedging instruments from time to time, including foreign currency forward contracts, purchased currency options (where applicable) and foreign currency borrowings. The economic risks associated with these hedging instruments include unexpected fluctuations in foreign currency rates, which could lead to hedging losses or the requirement to post collateral, along with unexpected changes in our underlying net asset position. Our hedging activities may not be effective.

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

In addition, our unsecured revolving credit facility require us to maintain compliance with specified financial covenants, including maximum balance sheet leverage and fixed charge coverage ratios. As of December 31, 2015, we were in compliance with these covenants. These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. In addition, a default under one series of our indebtedness may also constitute a default under another series of our indebtedness.

We have guaranteed a number of loans in connection with various equity-method investments, which may result in us being obligated to make substantial payments.

We have provided recourse guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential undiscounted amount of future payments that we could be required to make under these guarantees was approximately $61.7 million at December 31, 2015. The guarantees expire through 2026, and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sales proceeds of the property. If we were to become obligated to perform on these guarantees, our financial condition could suffer.

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

As of December 31, 2015, we had $133.2 million and $84.8 million of federal and California net operating loss carryforwards, respectively, as well as $10.4 million of foreign tax credits, which generally can be used to offset future taxable income.  However, under Sections 382 and 383 of the Internal Revenue Code (“the Code”) of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and foreign tax credits to offset its post-change income may be limited.  We have not performed a detailed analysis to determine whether an ownership change under Sections 382 of the Code has previously occurred.  As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and foreign tax credits to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us.

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

We are subject to section 404 of The Sarbanes-Oxley Act of 2002 and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Although our management has concluded that our internal control over financial reporting was effective as of December 31, 2015 and our independent registered public accounting firm has issued an unqualified report as to the same, our management or our independent registered public accounting firm may not be able to come to the same conclusion in future periods. During the course of the review and testing of our internal controls, we may identify deficiencies and weaknesses and be unable to remediate them before we must provide the required reports. If our management or our independent registered public accounting firm is unable to conclude on an ongoing basis that we have effective internal control over financial reporting, our operating results may suffer, investors may lose confidence in our reported financial information and the trading price of our stock may fall.

Risks Related to Ownership of Our Common Stock

Our directors and officers and their affiliates are significant stockholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to stockholders for approval and which influence may be in conflict with our interests and the interests of our other stockholders.

As of December 31, 2015 our directors and executive officers and their respective affiliates owned an aggregate of approximately 18% of the outstanding shares of our common stock. These stockholders will have significant influence over the outcome of all matters submitted for stockholder approval, including the election of our directors and other corporate actions. In addition, such influence by one or more of these stockholders could discourage others from attempting to purchase or take us over in a transaction that would be favorable to our other stockholders or reduce the market price offered for our common stock in such an event.

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

We may change our dividend policy.

Future distributions will be declared and paid at the discretion of our board of directors and the amount and timing of distributions will depend upon cash generated by operating activities, our financial condition, capital requirements, restrictions in the agreements governing our indebtedness and such other factors as our board of directors deems relevant. Our board of directors may change our dividend policy at any time, and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods.

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties

The following table sets forth certain information regarding our consolidated properties at December 31, 2015 (dollars in millions):

Consolidated Properties by Region
Commercial (2)	Square Feet	Ending % Occupancy	Annualized Base Rent (1)	Average Effective Rent (3)	KW/KWE Ownership % (4)	# of Properties
Western U.S.	1,703,094	95%	$31.9	$29.6	83%	13
Japan	9,633	100	0.4	0.3	82%	1
Europe (5)	11,994,445	96	229.9	221.8	50%-100%	280
Total Commercial	13,707,172	96%	$262.2	$251.7		294

Multifamily	Units	Ending % Leased	Annualized Base Rent (1)	Average Effective Rent (3)	KW/KWE Ownership % (4)	# of Properties
Western U.S.	7,434	95%	$112.9	$112.9	97%	19
Europe (5)	1,307	94	25.1	25.1	50%-100%	7
Total Multifamily	8,741	95%	$138.0	$138.0		26
————————————————————
(1) Represents annualized cash base rent (i.e. excludes tenant reimbursements and other revenue).
(2) Excludes properties that are under development or undergoing lease up, which includes 3 properties totaling 0.3 million square feet.
(3) Average effective rents represents annualized base rent net of rental concessions and abatements.
(4) For investments made and held directly by KWE, the KWE ownership percentage range is shown above. As of December 31, 2015, Kennedy Wilson owns
18.2% of KWE's total share capital.
(5) Includes investments made and held directly by KWE.

Consolidated Properties by Region
	Units	Acres	Lots	KW/KWE Ownership % (1)	# of Investments
Residential and Land
Western U.S.	1	2,766	—	93%	6
Europe (2)	—	13	—	50%-100%	6
Total Residential and Land	1	2,779	—		12

Consolidated Properties by Region
	Rooms	KW/KWE Ownership % (1)	# of Investments
Hotel
Western U.S.	363	53%	2
Europe (2)	612	100%	3
Total Hotel	975		5
————————————————————
(1) For investments made and held directly by KWE, the KWE ownership percentage range is shown above. As of December 31, 2015, Kennedy Wilson owns
18.2% of KWE's total share capital.
(2) Includes investments made and held directly by KWE.

The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2015, plus available space, in our consolidated commercial portfolio (including KWE) assuming non-exercise of renewal options and early termination rights:

Year of Lease Expiration	Number of Leases Expiring	Rentable Square Feet	Annualized Base Rent	Expiring Annualized Base Rent as a Percent of Total
2016	218	1,093,864	$24.8	10%
2017	120	1,470,762	28.0	11%
2018	100	1,008,003	20.9	8%
2019	78	1,666,582	28.6	11%
2020	129	1,535,043	23.1	9%
2021	45	422,419	16.5	6%
2022	38	1,495,031	25.0	10%
2023	37	424,815	8.1	3%
2024	40	489,040	7.8	3%
2025	46	782,060	14.2	6%
Thereafter	149	2,900,764	60.5	23%
Total	1,000	13,288,383	$257.5	100%

Our corporate headquarters is located in Beverly Hills, California. We also have 24 other offices throughout the United States, including our disaster recovery office in Austin, Texas, one office in London, England, one office in Dublin, Ireland, one office in Madrid, Spain and one office in Tokyo, Japan. The Beverly Hills office operates as the main investment and asset management center for us in the United States, while the United Kingdom, Ireland, Jersey, Spain and Japan offices are the main investment and asset management center for our respective British, Irish, Spanish and Japanese operations. The remaining office locations primarily operate as property management satellites. With the exception of our corporate headquarters which we own, we lease all of our offices. In addition, we have on-site property management offices located within properties that we manage. The most significant terms of the leasing arrangements for our offices are the length of the lease and the rent. Our leases have terms varying in duration. The rent payable under our office leases vary significantly from location to location as a result of differences in prevailing commercial real estate rates in different geographic locations. Our management believes that except as provided below, no single office lease is material to our business, results of operations or financial condition. In addition, our management believes there is adequate alternative office space available at acceptable rental rates to meet our needs, although adverse movements in rental rates in some markets may negatively affect our profits in those markets when we enter into new leases.

The following table sets forth certain information regarding our corporate headquarters and regional offices.

Location	Use	Approximate Square Footage	Lease Expiration
Beverly Hills, CA	Corporate Headquarters	60,000	N/A*
Austin, TX	Regional Office; Disaster Recovery Office	6,864	7/31/2017
London, England	Regional Office	4,712	3/3/2023
Dublin, Ireland	Regional Office	3,380	6/1/2016
*Building is owned by a wholly-owned subsidiary of the Company.

Item 3.	Legal Proceedings
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

	Common Stock
	High	Low
Fiscal year 2015
Quarter ended March 31, 2015	$28.33	$24.59
Quarter ended June 30, 2015	26.98	23.82
Quarter ended September 30, 2015	26.41	21.88
Quarter ended December 31, 2015	26.44	21.96
Fiscal year 2014
Quarter ended March 31, 2014	26.50	21.45
Quarter ended June 30, 2014	26.91	20.50
Quarter ended September 30, 2014	27.29	23.19
Quarter ended December 31, 2014	28.00	23.31
Holders
As of February 29, 2016, we had approximately 154 holders of record of our common stock.
Dividends
We declared and paid quarterly dividends of $0.12 per share and $0.09 per share in 2015 and 2014, respectively.
Cumulative dividends on our Series A and Series B Preferred Stock accrue at an annual rate of 6.00% and 6.452%, respectively, of the liquidation preference, subject to adjustment under certain circumstances. The Series A were mandatorily converted into 8,554,948 shares on May 19, 2015. The Series B shares are mandatorily convertible on November 3, 2018. The dividends are mandatory and payable quarterly in arrears.
The declaration and payment of any future dividends is at the sole discretion of our board of directors and will depend on, among other things, our operating results, overall financial condition, capital requirements and general business conditions.

Amounts shown in millions
Aggregate dividends declared since inception	Preferred	Common	Total
2009	$3.2	$—	$3.2
2010	4.5	—	4.5
2011	8.7	5.7	14.4
2012	8.1	11.7	19.8
2013	8.1	21.8	29.9
2014	8.1	33.7	41.8
2015	3.6	53.3	56.9
Total	$44.3	$126.2	$170.5

Recent Sales of Unregistered Securities
None
Equity Compensation Plan Information
See Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Performance Graph
The graph below compares the cumulative total return of our common stock from December 31, 2010 through December 31, 2015, with the comparable cumulative return of companies comprising the S&P 500 Index and the S&P 500 Financials index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index, and the S&P 500 Financials index for the five-year period ended December 31, 2015, and assumes reinvestment of all dividends, if any, paid on the securities. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Kennedy Wilson uses the S&P 500 Financials index, which is a subsector of the S&P 500 index and includes real estate companies and other diversified financial services companies as a comparable measure. The information under this caption, “Performance Graph,” is deemed not to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that such filing specifically states otherwise.

Purchases of Equity Securities by the Company and Affiliated Purchasers in the Fourth Quarter of 2015
     None.

Item 6.	Selected Financial Data
The following tables summarize our selected historical consolidated financial information. This information was derived from our audited financial statements for each of the years ended December 31, 2015, 2014, 2013, 2012 and 2011. This information is only a summary. You should read this information together in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this document.

(Dollars in millions, except per share amounts)	Year Ended December 31,
	2015	2014	2013	2012	2011
Statements of operations data and dividends:
Revenue	$603.7	$398.6	$123.1	$66.9	$62.6
Net income (loss) to Kennedy-Wilson Holdings Inc. common shareholders	71.1	13.8	(14.5)	(3.9)	(2.4)
Basic income (loss) per share	0.66	0.14	(0.21)	(0.07)	(0.06)
Dividends declared per share of common stock	0.48	0.36	0.28	0.20	0.11
Adjusted EBITDA(1)	371.2	317.8	159.1	97.4	70.3
Adjusted EBITDA annual increase	17%	100%	63%	39%
Adjusted Fees	158.2	121.0	72.4	55.7	59.0
Adjusted Fees annual increase (decrease)	31%	67%	30%	(6)%

	As of December 31,
	2015	2014	2013	2012	2011
Balance sheet data:
Cash and cash equivalents	$731.6	$937.7	$178.2	$120.9	$115.9
Total assets	7,640.1	6,332.1	1,798.8	1,283.8	792.8
Investment debt	3,658.2	2,195.9	401.8	236.5	30.7
Unsecured corporate debt	702.6	827.4	449.0	449.6	289.4
Kennedy Wilson equity	1,133.8	901.1	768.3	509.7	410.2
Noncontrolling interests	1,731.3	2,142.8	50.6	9.1	3.4
Total equity	2,865.1	3,043.9	818.9	518.8	413.6
Common shares outstanding	114.5	96.1	82.6	63.8	51.8
(1) See Non-GAAP Measures and Certain Definitions and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP measures" for a description of Consolidated EBITDA and Adjusted EBITDA and a reconciliation of these metrics to net income as reported under GAAP.

Due to our significant acquisition activity, the periods presented above may not be comparable. See Note 4 in our Notes to the Consolidated Financial Statements for discussion of the business combinations that occurred during the years ended December 31, 2015 and 2014.

The following table shows our investment account by region as of December 31, 2015, 2014, 2013, 2012 and 2011:

	Year Ended December 31,
(in millions)	2015	%	2014	%	2013	%	2012	%	2011	%
Western U.S.	$1,157.0	59%	$898.8	53%	$793.2	67%	$529.7	63%	$378.4	65%
United Kingdom	418.3	22%	252.7	15%	135.7	11%	120.4	15%	60.0	10%
Ireland	275.2	14%	295.7	18%	161.8	14%	76.2	9%	23.0	4%
Japan	10.3	1%	84.9	5%	96.3	8%	111.3	13%	121.4	21%
Spain	46.0	2%	—	—%	—	—%	—	—%	—	—%
Italy	43.6	2%	—	—%	—	—%	—	—%	—	—%
Net hedges	15.8	1%	—	—%	—	—%	—	—%	—	—%
KW share of cash held by consolidated investments	148.3	8%	152.2	9%	—	—%	—	—%	—	—%
KW share of unsecured debt held by KWE	(172.2)	(9)%	—	—%	—	—%	—	—%	—	—%
Total	$1,942.3	100%	$1,684.3	100%	$1,187.0	100%	$837.6	100%	$582.8	100%
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
The table below details the changes in the Company's AUM for the twelve months ended December 31, 2015:

(in millions)	December 31, 2014	Increases	Decreases	December 31, 2015
AUM(1)	$18,074.1	$4,327.2	$(4,350.6)	$18,050.7
(1) For AUM purposes amounts are based off of LSE:KWE share value. Investments made by KWE reflected in GAAP consolidated results are excluded from Investment - KWH section above.
AUM remained at $18.1 billion as of December 31, 2015 as compared to December 31, 2014. The increases are due to new acquisitions, KWE's bond issuance, appreciation in the value of its investments, and unrealized foreign currency gains on KWE shares. This is offset by decreases due to dispositions of commercial and multifamily assets, loan pool resolutions and foreign currency losses on assets in the Company's investments and services segments.
Foreign currency and currency derivative instruments
Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation for a discussion regarding foreign currency and currency derivative instruments.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See the section title "Forward-Looking Statements" for more information. Actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed in “Risk Factors” and elsewhere in this report.
Unless specifically noted otherwise, as used throughout this Management’s Discussion and Analysis section, “we,” “our,” "us," "the Company" or “Kennedy Wilson” refers to Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries. “KWE” refers to Kennedy Wilson Europe Real Estate plc, a London Stock Exchange listed company that we externally manage through a wholly-owned subsidiary. “Equity partners” refers to the subsidiaries that we consolidate in our financial statements under U.S. GAAP (other than wholly-owned subsidiaries), including KWE, and third-party equity providers. “KW Group” refers to the Company and its subsidiaries that are consolidated in its financial statements under U.S. GAAP (including KWE). Please refer to “Non-GAAP Measures and Certain Definitions” for definitions of certain terms used throughout this report.

Overview

Kennedy Wilson is a global real estate investment company.  We own, operate, and invest in real estate both on our own and through our investment management platform.  We focus on multifamily, office, retail and hotels located in the Western U.S., UK, Ireland, Spain, Italy and Japan. To complement our investment business, the Company also provides real estate services primarily to financial services clients.
Our value is primarily derived from our ownership in income producing real estate assets. We have an ownership stake in approximately 39 million square feet of property globally, including 24,371 multifamily rental units. In addition to our core income producing real estate, we engage in redevelopment and value add initiatives through which we enhance cashflows or reposition asset to increase disposal value. Additionally, our investment management and property services business manages over $18 billion of AUM the majority of which we have an ownership stake in and the balance we manage for third parties.
We have over 495 employees in 25 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain, Italy and Japan and manage and work with over 5,000 operating associates.
Our operations are defined by two core business segments, KW Investments and KW Services, which work closely together to identify attractive investment markets and opportunities around the world:
KW Investments
We invest our capital in real estate assets and loans secured by real estate either on our own or with strategic partners through publicly traded companies, joint ventures, separate accounts, or funds. When we have partners, we are typically the general partner in the arrangement with a promoted interest in the profits of our investments beyond our ownership percentage. The Company has an average ownership interest across all investments of approximately 38% as of December 31, 2015. Our equity partners include public shareholders, financial institutions, foundations, endowments, high net worth individuals and other institutional investors.
The following are product types we invest in through the KW Investments segment:
Multifamily
We pursue multifamily acquisition opportunities where we believe we can unlock value through a myriad of strategies, including institutional management, asset rehabilitation, repositioning and creative recapitalization. We focus primarily on apartments in supply-constrained, infill markets. Through our Vintage Housing Holdings ("VHH") partnership, we also utilize low-income housing tax credit structures for income and age restricted properties. As of December 31, 2015, we hold investments in 24,371 multifamily apartment units across 129 properties primarily located in the Western United States, Ireland, United Kingdom and Japan.
Commercial
We source, acquire, and finance various types of commercial real estate which includes office, industrial, retail, and mixed-use assets. After acquisition, the properties are generally repositioned to enhance market value. Assets are either sold as part of property-specific investment strategies designed to deliver above-market returns to our clients and shareholders or held if producing above average cash flows. As of December 31, 2015, we own interests in 319 commercial properties, totaling over 18.9 million square feet, located throughout the United States, United Kingdom, Ireland, Spain, Italy and Japan.

Loan Originations/Discounted Loan Purchases
We acquire and/or originate loans secured by real estate. Our acquisitions and originations include individual notes on all real estate property types as well as portfolios of loans purchased from financial institutions, corporations and government agencies. We deliver value through loan resolutions, discounted payoffs, and sales. We also convert certain loans into a direct ownership in the underlying real estate collateral. Our discounted loan pool portfolio as of December 31, 2015 had current unpaid principal balance ("UPB") of $558.6 million.
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
Hotel
We acquire hotels in certain opportunistic situations in which we are able to purchase at a significant discount to replacement cost or can implement our value-add investment approach.
Residential and Other
In certain cases, we may pursue for sale housing acquisition opportunities, including land for entitlements, finished lots, urban infill housing sites and partially finished and finished housing projects. On certain income-producing acquisitions, there are adjacent land parcels that we assign little or no basis and for which we may pursue entitlement activities or, in some cases, development or re-development opportunities. This group also includes our investment in marketable securities. Included in Western U.S. residential are three residential investments and one loan investment in Hawaii. Our investment account balance for these Hawaiian investments is $148.3 million.
While our core investments have been in the specific markets and locations listed above, we will evaluate opportunities to earn above market returns across many other segments and geographic locations.
KW Services
KW Services includes our investment management platform along with our property services, research, brokerage and auction and conventional sales divisions. These businesses generate revenue for us through fees and commissions.
We manage approximately 50 million square feet of properties for the Company and its investment partners (including KWE) in the United States, Europe, and Asia, which includes assets we have ownership interests in and third party owned assets. With 25 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain, Italy and Japan, we have the capabilities and resources to provide property services to real estate owners as well as the experience, as a real estate investor, to understand client concerns. The managers of KW Services have an extensive track record in their respective lines of business and in the real estate community as a whole. Their knowledge and relationships are an excellent driver of businesses through the services business as well as on the investment front.
Additionally, KW Services plays a critical role in supporting our investment strategy by providing local market intelligence and real-time data for evaluating investments, generating proprietary transaction flow and creating value through efficient implementation of asset management or repositioning strategies.
Investment Management
Our investment management division, provides acquisition, asset management and disposition services to our equity partners as well as to third parties. Currently, we have seven closed end funds for which we serve as general partner and manager and separate accounts with strategic partners. In addition, we serve as the manager of KWE and are entitled to receive management fees (50% of which are paid in KWE shares) equal to 1% of KWE’s adjusted net asset value (reported by KWE to be $2.4 billion at December 31, 2015) and certain performance fees. Under US GAAP, we are required to consolidate the results of KWE and as such fees earned from KWE are eliminated in consolidation.
Property Services
Our property services division manages commercial real estate for third-party clients, fund investors, and investments held by Kennedy Wilson. In addition to earning property management fees, consulting fees, leasing commissions, construction management fees, disposition fees, and accounting fees, the property services division gives Kennedy Wilson insight into local markets and potential acquisitions. Leveraging over 38 years of real estate experience, we approach property management from the perspective of an owner and are active in identifying and implementing value creation strategies. The division has a proven track record of success in managing stabilized as well as value-add investments.

Research
Meyers Research LLC ("Meyers"), a Kennedy Wilson company, is a premier consulting practice and provider of data for residential real estate development and new home construction industry. Meyers’ offers a national perspective as well as local expertise to homebuilders, multifamily developers, lenders and financial institutions. These relationships have led to investment opportunities with homebuilders in the Western U.S. region. We believe Zonda™, a Meyers innovation launched in October 2013, is the housing industry's most comprehensive solution for smart business analysis, real-time market data reporting and economic and housing data in one place and on-the-go.
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

Revenues
Rental income - rental income is comprised of rental revenue earned by our consolidated real estate investments.
Hotel income - hotel income is comprised of hotel revenue earned by our consolidated hotels.
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

Expenses
Rental operating expenses - rental operating expenses consists of the operating expenses of our consolidated real estate investments, including items such as property taxes, insurance, maintenance and repairs, utilities, supplies, salaries and management fees.
Hotel operating expenses - hotel operating expenses consists of operating expenses of our consolidated hotel investments, including items such as property taxes, insurance, maintenance and repairs, utilities, supplies, salaries and management fees.
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
Depreciation and amortization - depreciation and amortization is comprised of depreciation expense which is recognized ratably over the useful life of an asset and amortization expense which primarily consist of the amortization of assets allocated to the value of in-place leases upon acquisition of a consolidated real estate asset.

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
Acquisition-related gains - Acquisition-related gains consist of non-cash gains recognized by the Company upon a GAAP required fair value remeasurement due to a business combination. These gains are typically recognized when KW Group converts a loan into consolidated real estate owned and the fair value of the underlying real estate exceeds the basis in the previously held loan. These gains also arise when there is a change of control of an existing investment. The gain amount is based upon the fair value of the Company’s equity in the investment in excess of the carrying amount of the equity directly preceding the change of control or the separately determined fair value of an investment being an excess of cash paid.
Acquisition-related expenses - Acquisition-related expenses consists of the costs incurred to acquire assets. Generally, the majority of these expenses relate to stamp duty taxes on foreign transactions (primarily within KWE). Acquisition-related expenses may also include and professional fees associated with closing the transactions and the write off of any costs associated with acquisitions which did not materialize.
Gain on sale of real estate - Gain on sale of real estate relates to the amount received over the carrying value of assets sold that met the definition of a business under US GAAP.
Interest expense - corporate debt - Interest expense - corporate debt represents interest costs associated with our senior notes payable, junior subordinated debentures and line of credit facility. This debt is unsecured and we typically use the funds generated from corporate borrowings to fund new investments.
Interest expense - investment - Interest expense -investment represents interest costs associated with mortgages on our consolidated real estate and unsecured debt held by KWE. The mortgages are typically secured by the underlying real estate collateral.
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
Foreign Currency
As of December 31, 2015, approximately 47% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider the carrying value of our equity investment as the appropriate exposure to evaluate for hedging purposes. Fluctuations in foreign exchanges rates may have a significant impact on the results of our operations. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. We typically hedge 50%-100% of book equity exposure against these foreign currencies. Please see Qualitative and Quantitative Disclosures About Market Risk - Currency Risk - Foreign Currencies for a detailed discussion with respect to foreign currency.

Results of Operations
4Q Highlights

•	Same Property Performance: Across the Company's same property portfolio:

◦	Multifamily: Revenues +8%; NOI +12%; Tenth consecutive quarter with above 8% NOI growth

◦	Commercial: Revenues +2%; NOI +2%

•
Liquidity: The Company increased the capacity of its undrawn corporate line of credit from $300 million to $475 million (maturity with extension December 2019). Kennedy Wilson has no other corporate debt maturities until 2024. As of December 31, 2015, the Company and its consolidated subsidiaries (including KWE) had $732 million in cash and $807 million in unused lines of credit.

•
Investment Gains on Sale: The Company realized gains from sales of $46 million in 4Q-2015, including $39 million related to the sale of four unconsolidated multifamily properties located in the Western U.S., compared to $4 million in 4Q-2014.

•
Performance Fees: The Company earned $34 million in performance fees related to its management of KWE and its U.S. fund management business. During 4Q-2014, the Company had performance fees of $6 million.

Dividend Declaration
On February 25, 2016, Kennedy Wilson announced a 17% increase in the common dividend per share to $0.14 per quarter or $0.56 on an annualized basis. This marks the fifth consecutive annual dividend increase. The Company will pay a quarterly dividend to common shareholders of record as of March 31, 2016 with a payment date of April 7, 2016.
Share Repurchase Program
Kennedy Wilson announced the authorization of a stock repurchase program for up to $100 million.  Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and subject to the Company's discretion. There have been no share repurchases made under the program yet.
Investment Business
For 4Q and FY 2015, the Company's Investment segment reported the following results:

•	Same Property Results: The Company continued to drive growth in same property revenue and net operating income across its income-producing portfolio as shown below by asset type (excludes KWE):

	4Q-2015 vs. 4Q-2014				FY -2015 vs. FY-2014
	Same Property Units / Sq. Ft.	Occupancy	Revenue	NOI	Same Property Units / Sq. Ft.	Occupancy	Revenue	NOI
Multifamily	15,313	(0.2)%	8.1%	11.9%	12,838	(0.1)%	7.7%	10.7%
Commercial	5.3 million	2.4%	1.7%	1.5%	5.3 million	2.5%	2.4%	2.7%

•	Investment Transactions: The Company, together with its equity partners (including KWE), completed investment transactions of approximately $1.2 billion in 4Q-2015 and $5.4 billion for FY-2015:

($ in millions)	Purchase / Sale Price	Cap Rate (1)	KW Ownership (2)
4Q - 2015
Acquisitions(3)	$506.8	6.2%	20%
Dispositions(4)	731.4	5.3%	40%
Total	$1,238.2

FY - 2015
Acquisitions(3)	$3,204.7	6.9%	28%
Dispositions(4)	2,146.9	5.0%	37%
Total	$5,351.6
(1) Cap rate includes only income-producing properties. For the three months and year ended December 31, 2015, $67.9 million and $388.1 million of acquisitions and $160.6 million and $518.3 million of dispositions, respectively, were non-income producing assets. Please see "common definitions" for a definition of cap rate.
(2) Kennedy Wilson's ownership is shown on a weighted-average basis.
(3) The three months ended and year ended December 31, 2015 includes $308.9 million and $1.7 billion of acquisitions by KWE, respectively.
(4) The three months ended and year ended December 31, 2015 includes $100.5 million and $186.5 million of dispositions by KWE, respectively.

•	Debt Financing: The Company and its equity partners (including KWE) completed total financings and refinancings of $2.3 billion in 2015.

($ in millions)	Amount	Interest Rate	Average Maturity (years)	% Fixed Rate
FY 2015
Financings	$1,793.3	3.27%	7.2	80%
Refinancings (1)	517.3	3.02%	9.7	76%
Total	$2,310.6	3.24%	6.7	79%
Loan terms prior to refinancings	$385.9	4.07%	4.5	21%

(1)	Excludes new $475 million corporate line of credit, which was undrawn as of December 31, 2015.
Services Business
The Company's Services segment earns fees primarily from its investment management business along with its property services and research activities. For 4Q and FY 2015, the Company's Services segment reported the following results:

	4Q			Full Year
($ amounts in millions)	2015	2014	% Change	2015	2014	% Change
Adjusted Fees(1)	$64.2	$31.1	106%	$158.2	$121.0	31%
Adjusted EBITDA - Services	36.9	11.5	221%	82.8	59.3	40%
(1) Adjusted Fees earned from KWE were $37.1 million and $5.3 million for 4Q 2015 and 4Q 2014 and $14.0 million and $67.0 million for FY 2015 and FY 2014. See supplemental financial information for additional information. See "Non-GAAP Measures and Definitions" for definitions and Results of Operations below for full year reconciliation.
Subsequent events

•
In February 2016, Kennedy Wilson successfully completed fundraising for Kennedy Wilson Real Estate Fund V (“Fund V”). Fund V raised $500 million of capital commitments, including $60 million from Kennedy Wilson. The fund has a current portfolio of nine multifamily, office, retail and residential assets with an aggregate purchase price of $365 million, deploying $140 million of equity to date.

The following tables summarize KW Group's revenue, operating expenses, non-operating expenses, operating income (loss) and net income (loss) and calculate EBITDA and Adjusted EBITDA by segment for the year ended December 31, 2015, 2014, and 2013 and is intended to be helpful in understanding the year over year explanations following the tables:

	Year Ended December 31, 2015
(Dollars in millions)	Investments	Services	Corporate	Total

Rental	$404.8	$—	$—	$404.8
Hotel	106.4	—	—	106.4
Sale of real estate	3.7	—	—	3.7
Investment management, property services and research fees	—	69.3	—	69.3
Loan purchases, loan originations, and other	19.5	—	—	19.5
Revenue	534.4	69.3	—	603.7
Operating expenses	(283.3)	(69.7)	(53.4)	(406.4)
Depreciation and amortization	(166.3)	—	—	(166.3)
Income from unconsolidated investments, net of depreciation and amortization	93.6	3.8	—	97.4
Operating income	178.4	3.4	(53.4)	128.4
Non-operating income (expense):
Gain on sale of real estate	72.4	—	—	72.4
Acquisition - related gains	108.1	—	—	108.1
Acquisition - related expenses	(37.3)	—	—	(37.3)
Interest expense-investment	(108.8)	—	—	(108.8)
Interest expense - corporate	—	—	(46.9)	(46.9)
Loss on extinguishment of corporate debt	—	—	(1.0)	(1.0)
Other non-operating expenses	(2.5)	—	—	(2.5)
(Provision for) benefit from income taxes	(23.4)	—	(30.0)	(53.4)
Total non-operating income	8.5	—	(77.9)	(69.4)
Net income	186.9	3.4	(131.3)	59.0
Add back (less):
Interest expense-investment	108.8	—	—	108.8
Interest expense - corporate	—	—	46.9	46.9
Loss on extinguishment of corporate debt	—	—	1.0	1.0
Kennedy Wilson's share of interest expense included in unconsolidated investments	27.0	1.1	—	28.1
Depreciation and amortization	166.3	—	—	166.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	25.2	2.9	—	28.1
(Provision for) benefit from income taxes	23.4	—	30.0	53.4
Fees eliminated in consolidation	(75.0)	75.0	—	—
Consolidated EBITDA (1)	462.6	82.4	(53.4)	491.6
Add back (less):
EBITDA attributable to noncontrolling interests(2)	(151.6)	0.4	—	(151.2)
Stock based compensation	—	—	30.8	30.8
Adjusted EBITDA(1)	$311.0	$82.8	$(22.6)	$371.2
(1)See Non-GAAP Measures section for definitions and discussion of Consolidated EBITDA and Adjusted EBITDA
(2)$166.9 million of depreciation, amortization, interest and taxes for the year ended December 31, 2015.

	Year Ended December 31, 2014
(Dollars in millions)	Investments	Services	Corporate	Total

Rental	$206.9	$—	$—	$206.9
Hotel	63.3	—	—	63.3
Sale of real estate	28.4	—	—	28.4
Investment management, property services and research fees	—	82.6	—	82.6
Loan purchases, loan originations, and other	17.4	—	—	17.4
Revenue	316.0	82.6	—	398.6
Operating expenses	(201.7)	(61.1)	(35.8)	(298.6)
Depreciation and amortization	(104.5)	—	—	(104.5)
Income from unconsolidated investments, net of depreciation and amortization	48.3	5.9	—	54.2
Operating income	58.1	27.4	(35.8)	49.7
Non-operating income (expense):
Gain on sale of real estate	—	—	—	—
Acquisition - related gains	218.1	—	—	218.1
Acquisition - related expenses	(19.7)	—	—	(19.7)
Interest expense-investment	(46.3)	—	—	(46.3)
Interest expense - corporate	—	—	(57.1)	(57.1)
Loss on extinguishment of corporate debt	—	—	(27.3)	(27.3)
Other non-operating expenses	5.1		—	5.1
(Provision for) benefit from income taxes	—	—	(32.4)	(32.4)
Total non-operating income	157.2	—	(116.8)	40.4
Net income (loss)	215.3	27.4	(152.6)	90.1
Add back (less):
Interest expense-investment	46.3	—	—	46.3
Interest expense - corporate	—	—	57.1	57.1
Early extinguishment of corporate debt	—	—	27.3	27.3
Kennedy Wilson's share of interest expense included in unconsolidated investments	34.0	1.5	—	35.5
Depreciation and amortization	104.5	—	—	104.5
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	43.7	3.4	—	47.1
(Provision for) benefit from income taxes	—	—	32.4	32.4
Fees eliminated in consolidation	(21.6)	21.6	—	—
Consolidated EBITDA (1)	422.2	53.9	(35.8)	440.3
Add back (less):
EBITDA attributable to noncontrolling interests(2)	(143.7)	5.4	—	(138.3)
Stock based compensation	—	—	15.8	15.8
Adjusted EBITDA(1)	$278.5	$59.3	$(20.0)	$317.8
(1)See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Consolidated EBITDA and Adjusted EBITDA
(2)$70.1 million of depreciation, amortization, taxes and interest for the year ended December 31, 2014.

	Year Ended December 31, 2013
(Dollars in millions)	Investments	Services	Corporate	Total

Rental	$40.3	$—	$—	$40.3
Hotel	2.7	—	—	2.7
Sale of real estate	10.1	—	—	10.1
Investment management, property services and research fees	—	68.1	—	68.1
Loans and other	1.9	—	—	1.9
Revenue	55.0	68.1	—	123.1
Depreciation and amortization	(17.4)	—	—	(17.4)
Operating expenses	(69.1)	(40.7)	(21.9)	(131.7)
Income from unconsolidated investments, net of depreciation and amortization	41.4	—	—	41.4
Operating income	9.9	27.4	(21.9)	15.4
Non-operating income (expense):
Gain on sale of real estate		—	—	—
Acquisition - related gains	56.6	—	—	56.6
Acquisition - related expenses	(1.6)	—	—	(1.6)
Interest expense-investment	(11.8)	—	—	(11.8)
Interest expense - corporate	—	—	(39.9)	(39.9)
Other non-operating expenses	(2.2)	—	0.3	(1.9)
(Provision for) benefit from income taxes	—	—	(2.9)	(2.9)
Total non-operating income	41.0	—	(42.5)	(1.5)
Net income	50.9	27.4	(64.4)	13.9
Add back (less):
Interest expense-investment	11.8	—	—	11.8
Interest expense - corporate	—	—	39.9	39.9
Kennedy Wilson's share of interest expense included in unconsolidated investments	45.0	—	—	45.0
Depreciation and amortization	17.4	—	—	17.4
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	46.7	—	—	46.7
(Provision for) benefit from income taxes	—	—	2.9	2.9
Fees eliminated in consolidation	(4.3)	4.3	—	—
Consolidated EBITDA (1)	167.5	31.7	(21.6)	177.6
Add back (less):
EBITDA attributable to noncontrolling interests(2)	(26.0)	—	—	(26.0)
Stock based compensation	—	—	7.5	7.5
Adjusted EBITDA(1)	$141.5	$31.7	$(14.1)	$159.1
(1)See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Consolidated EBITDA and Adjusted EBITDA
(2) $5.7 million of depreciation, amortization, taxes and interest for the year ended December 31, 2013.

Non-GAAP Measures
We use certain non-GAAP measures to analyze our business, including Consolidated EBITDA, Adjusted EBITDA and Adjusted Fees. We use these metrics for evaluating the success of our company and believe that they enhance the understanding of our operating results. A reconciliation of net income to Consolidated EBITDA, Adjusted EBITDA and Adjusted Fees is presented below:

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013	2012	2011
Net income	$59.0	$90.1	$13.9	$6.7	$7.5
Non-GAAP adjustments:
Add back:
Interest expense - investment	108.8	46.3	11.8	2.5	1.6
Interest expense - corporate	46.9	57.1	39.9	26.1	19.0
Early extinguishment of corporate debt	1.0	27.3	—	—	—
Kennedy Wilson's share of interest expense included in investment in unconsolidated investments	28.1	35.5	45.0	29.5	23.5
Depreciation and amortization	166.3	104.5	17.4	4.9	2.7
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	28.1	47.1	46.7	22.6	13.9
Provision for (benefit from) income taxes	53.4	32.4	2.9	(0.2)	(2.0)
Consolidated EBITDA (1)	491.6	440.3	177.6	92.1	66.2
Share-based compensation	30.8	15.8	7.5	8.1	5.1
EBITDA attributable to noncontrolling interests	(151.2)	(138.3)	(26.0)	(2.8)	(1.0)
Adjusted EBITDA (2)	$371.2	$317.8	$159.1	$97.4	$70.3
—————
(1) (2) See definitions in "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Consolidated EBITDA and Adjusted EBITDA. Prior to 2014, the Company reported an Adjusted EBITDA metric that was comparable to the Company’s current Consolidated EBITDA metric, as it was calculated as Consolidated EBITDA, adjusted to solely exclude merger related expenses and share based compensation expense. Beginning in 2014, as noncontrolling interests became more significant on the Company’s consolidated balance sheet, primarily due to the consolidation of KWE’s results in the Company’s financial statements, the Company determined that it was appropriate to supplement Consolidated EBITDA with a revised metric. Adjusted EBITDA shown above is calculated as Consolidated EBITDA, adjusted to exclude share based compensation expense and EBITDA attributable to noncontrolling interests. As set forth in the reconciliation table above, EBITDA attributable to noncontrolling interests for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 were $151.2 million, $138.3 million, $26.0 million, $2.8 million, and $1.0 million, respectively.

	Year Ended December 31,
(dollars in millions)	2015	2014	2013	2012	2011
Investment management, property services and research fees(1)	$69.3	$82.6	$68.1	$53.3	$57.1
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation	75.0	21.6	4.3	2.4	1.9
Kennedy Wilson's share of fees in unconsolidated service businesses	13.9	16.8	—	—	—
Adjusted Fees	$158.2	$121.0	$72.4	$55.7	$59.0
(1) Amounts previously presented as Management and leasing fees and commissions on prior period statement of operations. Amounts above represent total of fees and commissions from prior periods.

	Three Months Ended
	December 31,
	2015	2014
Investment management, property services and research fees	$22.3	$17.6
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation(1)	38.6	7.0
KW share of fees in unconsolidated service businesses (2)	3.3	6.5
Adjusted Fees	$64.2	$31.1

(1)
The three months ended December 31, 2015 and 2014 includes $30.8 million and $5.1 million, respectively of fees recognized in net (income) loss attributable to noncontrolling interests relating to portion of fees paid by noncontrolling interest holders in KWE and equity partner investments.

(2)	Included in income from unconsolidated investments relating to the Company's investment in a servicing platform in Spain.

	Three months ended
	December 31,
	2015	2014
Services
Net (loss) income	$(2.9)	$—
Add back:
Kennedy Wilson's share of interest expense included in unconsolidated investments	0.5	0.4
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	0.7	1.4
Operating expenses attributable to noncontrolling interests	—	2.7
Fees eliminated in consolidation	38.6	7.0
Adjusted EBITDA	$36.9	$11.5
KW Group Consolidated Financial Results: Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Adjusted EBITDA was $371.2 million, a 17% increase from $317.8 million for the same period in 2014, due to gains on asset sales and strong same property performance and the additional net operating income from assets acquired subsequent to the prior period. For same property multifamily units, total revenues increased 8%, net operating income increased 11% and occupancy remained at 95% from the same period in 2014. For same property commercial real estate, total revenues increased 2%, net operating income increased 3% and occupancy increased 3% to 90% from the same period in 2014.
A significant portion of the Company's investments are in foreign currencies. We generally hedge the majority of our investments in foreign currencies but we generally do not hedge future operations or cash flows so changes in foreign currency rates will have an impact on our results of operations. We have included the table below to illustrate the impact these fluctuations have had on our revenues and Adjusted EBITDA by applying the applicable exchange rates for the prior period. Please refer to Currency Risk - Foreign Currencies section below for the Company's risks relating to foreign currency and its hedging strategy and the Other Comprehensive Income section below for a discussion of the balance sheet impact of foreign currency movements on our results of operations.

	Year Ended December 31, 2015
	Investments	Services	Total
Revenues	(2)%	—%	(2)%
Adjusted EBITDA	—%	(1)%	(1)%
Revenues
Investments Segment Revenues
Rental income was $404.8 million for the year ended December 31, 2015 as compared to $206.9 million for the same period in 2014. The $197.9 million increase is primarily due to new acquisitions and consolidations in 2015 and the latter half of 2014. KW Group increased rental income 10% on 5,296 same-store multifamily units in its consolidated portfolio and 4% on 2.2 million same-store square feet on its consolidated commercial properties.
Hotel income was $106.4 million for the year ended December 31, 2015 as compared to $63.3 million for the same period in 2014. The $43.1 million increase is primarily due to the acquisition of three hotels in Europe subsequent to the second quarter of 2014. In addition to full years' worth of results in current period the hotels have benefited from higher average room rates due to asset management efforts and the hosting of the British Open adjacent to one of KW Group's hotels.
    During the year ended December 31, 2015, we sold one condominium unit generating $3.7 million of proceeds as compared to ten units sold in the prior period for proceeds of $28.4 million.
Loan and other income was $19.5 million for the year ended December 31, 2015 as compared to $17.4 million for the same period in 2014. The increase in income was mainly due to the interest earned on notes KWE acquired in the second and third quarter of 2014.
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

•	brokerage services, including innovative marketing programs tailored to client objectives for all types of investment grade and income producing real estate.

The following table shows Adjusted Fees for the years ended December 31, 2015 and 2014:

	Year Ended
	December 31,
	2015	2014
Investment management, property services and research fees - related party	$37.8	$57.4
Investment management, property services and research fees - third party	31.5	25.2
Investment management, property services and research fees	69.3	82.6
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation(1)	75.0	21.6
Kennedy Wilson's share of fees in unconsolidated service businesses	13.9	16.8
Adjusted Fees(2)	$158.2	$121.0
(1) The year ended December 31, 2015 and 2014 includes $57.7 million and $14.3 million, respectively, of fees recognized in net (income) loss attributable to noncontrolling interests relating to portion of fees paid by noncontrolling interest holders in KWE and equity partner investments.
(2)See Non-GAAP Measures and Certain Definitions for a definition and discussion of Adjusted Fees
Related Party Services
Related party fees generated revenues of $37.8 million during the year ended December 31, 2015 as compared to $57.4 million for the same period in 2014. The decrease is mainly due to management fees earned on the sale of a portfolio of commercial properties located primarily in Dublin, Ireland in 2014 as well as fees associated with joint venture investments that are now consolidated and whose fees are eliminated.
    Fees earned from investments that were eliminated in consolidation totaled $75.0 million compared to $21.6 million for the same period in 2014. The increase is primarily due to fees earned with respect to Kennedy Wilson's external management of KWE. In accordance with U.S. GAAP, these fees were excluded from total fees of $69.3 million and $82.6 million, respectively.
Third Party Services - These are fees earned from third parties and relate to assets in which Kennedy Wilson does not have an ownership interest.
KW Group's third party fees increased 25.0% to $31.5 million during the year ended December 31, 2015 as compared to approximately $25.2 million for the same period in 2014. The increase in third party fees is mainly due to additional asset management fees earned on the resolution of loan pools during the year.
Operating Expenses
Investments Segment Operating Expenses
Operating expenses for the year ended December 31, 2015 increased to $449.6 million compared to $306.1 million for the same period in 2014. The increase is primarily attributable to the following:
Rental operating expenses increased by $48.7 million, hotel operating expenses increased by $32.8 million and depreciation and amortization increased by $61.8 million due to the acquisitions and consolidations during 2014 and the launch of KWE in February of 2014.
Compensation and related expenses increased by $14.5 million due to higher headcount and an increase in discretionary compensation.
Services Segment Operating Expenses

Operating expenses for the year ended December 31, 2015 were $69.7 million as compared to $61.1 million for the same period in 2014. The increase is primarily attributable to a $9.8 million increase in compensation and related expenses which was mostly due to an increase in the discretionary compensation accrual during the year. This was offset by a decrease in legal costs in our European operation.
Corporate Operating Expenses
Operating expenses for the year ended December 31, 2015 were approximately $53.4 million as compared to $35.8 million for the same period in 2014. Compensation and related expenses increased by $17.6 million primarily due to share-based compensation expense associated with additional grants and an increase in the discretionary compensation accrual.
Income from Unconsolidated Investments
Investments Segment Income from Unconsolidated Investments
During the year ended December 31, 2015, income from unconsolidated investments (which includes both joint-venture investments and loan pool participations) was $93.6 million as compared to $48.3 million for the same period in 2014. The Company recognized $46.6 million in gains on the sale of four multifamily properties and an office building all in the Western United States. The increase is also due to $34.9 million of fair value gains during the year relating to improved market conditions in VHH, entitlements achieved on development projects, commencing sales process on a condo project as well as improved property performance in investments held within fund investments carried at fair value. In addition to fair value gains, the Company has recognized $7.3 million in equity income related to operating distributions from VHH during the year.
The prior period income primarily related to the Company and its equity partners selling a portfolio of commercial properties located primarily in Dublin, Ireland to KWE. This transaction was unanimously approved by the independent shareholders of KWE. As a result of the sale, the Company recorded a profit of $26.6 million on its 25% interest in the investment.
Services Segment Income from Unconsolidated Investments
Services segment income from unconsolidated investments relates to the Company's acquired interest in a loan servicing platform in Spain with approximately €23.0 billion of assets under management. During the year ended December 31, 2015, income from unconsolidated investments was $3.8 million compared to $5.9 million in 2014. Decrease in income during the current year relates to higher overhead and operational costs.
Non-operating Items
Gains on sale of real estate were $72.4 million for the year ended December 31, 2015 with no comparable activity in the prior period. KW Group sold the majority of its investment in its Japanese multifamily portfolio, which resulted in a gain of $33.5 million before noncontrolling interest and KWE sold non-core assets out of its United Kingdom commercial properties during the year, which resulted in a gain of $38.9 million before noncontrolling interest. These gains are presented net as a component of non-operating income (expense) as the properties were treated as businesses at acquisition.
Acquisition-related gains were $108.1 million for the year ended December 31, 2015 as compared to $218.1 million for the same period in 2014. The acquisition-related gains during the year ended December 31, 2015 were due to the Company acquiring additional equity interests in multifamily and commercial properties located in Western United States that were previously accounted for as unconsolidated investments. KW Group also converted two notes secured by three commercial buildings located in Dublin, Ireland and a note secured by a multifamily property in London into a direct 100% ownership interest in the property. As a result of acquiring control of the properties, the assets and liabilities were consolidated in KW Group's financial statements at fair value which resulted in an acquisition-related gains primarily by the remeasurement of the previously owned interest to current market values.
In the prior period, the Company and one of its equity partners amended existing operating agreements, which the Company had an approximate 50% ownership, governing six separate joint ventures that hold real estate-related investments located in the U.K. and Ireland. The Company and one of its equity partners also amended an existing operating agreement governing 50 multifamily buildings in and around Tokyo, Japan comprising approximately 2,400 units. (as mentioned above, the Company subsequently sold the majority of its investment in this portfolio) The Company has an approximate 41% ownership interest in these investments. These joint ventures were previously accounted for by the Company on an equity method basis. As a result of gaining control, the Company was required to consolidate the assets and liabilities of these properties at fair value. As the fair value of our interests in these properties were in excess of the carrying value, we recorded acquisition-related gains of $150.8 million of which $63.1 million was allocated to noncontrolling interest partners.
In addition, in the prior period we foreclosed on a 133,000 square foot retail center and an adjacent 2.4 acre vacant lot in Van Nuys, California and converted a note secured by the landmark Shelbourne Hotel located in Dublin, Ireland into a direct 100% ownership interest in the property. As a result of taking title to the properties, the assets and liabilities were consolidated in KW Group's financial statements at fair value and an acquisition-related gain of $3.7 million was recognized. KWE also acquired the subordinated notes on 20 commercial properties located throughout England and Scotland during the prior period and used its position as a debt holder to secure the acquisition of the underlying properties. KW Group recognized an acquisition-related gain of $15.2 million on the transaction due to its ability to acquire the underlying real estate at a discount to its fair value.
Acquisition-related expenses were $37.3 million for the year ended December 31, 2015 compared to $19.7 million during the same period in 2014. The increase year over year is due to stamp duty expenses related to acquisitions by KWE during the first half of 2015.
Interest expense associated with corporate debt was $46.9 million for the year ended December 31, 2015 as compared to $57.1 million for the same period in 2014. The decrease in corporate interest expense is attributable to the interest savings related to the refinancing of $350.0 million of 8.75% senior notes due 2019 with $350.0 million of 5.875% senior notes due 2024, which occurred during the fourth quarter of 2014.
Loss on early extinguishment of corporate debt was $1.0 million for the year ended December 31, 2015 compared to $27.3 million in the prior period. The current period amount relates to fees associated with the extinguishment of its old credit facility as part of entering into its new $475 million facility. The prior period loss on early extinguishment of corporate debt related to the extinguishment of the senior notes due 2019 as discussed above.
Interest expense associated with investment debt was $108.8 million for the year ended December 31, 2015 as compared to $46.3 million for the same period in 2014. The increase is due to the acquisitions and consolidations that occurred in the second half of 2014 and during 2015.

Provision for income taxes was $53.4 million in 2015 as compared to a provision for income taxes of $32.4 million in 2014 primarily due to taxable gain on the disposition of our Japanese assets and non-deductible depreciation and acquisition-related expenses in United Kingdom.  The Company had $133.2 million and $90.0 million of federal and state net operating losses as of December 31, 2015, respectively.
  We had net loss of $15.7 million attributable to noncontrolling interests during the year ended December 31, 2015 compared to net income of $68.2 million attributable to noncontrolling interests during the prior period. The prior period consolidations had higher noncontrolling interest ownerships, which resulted in greater gains being allocated from the Company.
Other Comprehensive Income
The two major components that drive the change in other comprehensive loss are the change in foreign currency rates and the gains or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section below for the Company's risks relating to foreign currency and its hedging strategy.

(Dollars in millions)	Year Ended December 31,
	2015	2014
Unrealized foreign currency translation loss, net of noncontrolling interests and tax	$(27.5)	$(46.7)
Unrealized foreign currency derivative contract gain, net of noncontrolling interests and tax	8.0	9.5
Unrealized losses on marketable securities, net of noncontrolling interests and tax	—	(0.2)
Comprehensive loss	$(19.5)	$(37.4)
The main currencies that the Company has exposure to are the euro, pound sterling and the yen. The table below represents the change in rates over the year ended December 31, 2015 and 2014 as compared to the U.S. Dollar:

	Year Ended December 31,
	2015	2014
Euro	(10.0)%	(12.0)%
GBP	(5.0)%	(6.0)%
Yen	—%	(14.0)%
Other compressive loss, net of taxes and noncontrolling interests, for the year ended December 31, 2015 and 2014 was $19.5 million and $37.4 million, respectively.  The two major components that drive the change in other comprehensive loss are the change in foreign currency rates and the gains or loss of any associated foreign currency hedges.
The unrealized foreign currency translation loss, net of taxes and non-controlling interests, was a loss of $27.5 million and $46.7 million for the year ended December 31, 2015 and 2014, respectively. In addition, KW Group had a large increase in the amount of assets denominated in foreign currencies due to the launch of KWE in February of 2014.
The unrealized foreign currency derivative contract gain, net of taxes and non-controlling interests, was a gain of $8.0 million and $9.5 million for the year ended December 31, 2015 and 2014, respectively. The Company typically hedges 50%-100% of its net investments in certain non-U.S. operations through use of currency derivative contracts, such as foreign currency forward contracts and options. As the total amount of assets denominated in foreign currencies has grown due to KW Group's expansion in Europe, we have also increased the amount of corresponding foreign currency derivative contracts.
KW Group Consolidated Financial Results: Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Adjusted EBITDA was $317.8 million, a 100% increase from $159.1 million for the same period in 2013, due to acquisition related gains and the additional net operating income from assets acquired subsequent to the prior period. For same property multifamily units, total revenues increased 7%, net operating income increased 10% and occupancy remained at 95% from the same period in 2013. For same property commercial real estate, total revenues increased 1%, net operating income increased 1% and occupancy increased 1% to 86% from the same period in 2013.
A significant portion of the Company's investments are in foreign currencies. We generally hedge the majority of our investments in foreign currencies but we generally do not hedge future operations or cash flows so changes in foreign currency rates will have an impact on our results of operations. We have included the table below to illustrate the impact these fluctuations have had on our revenues and Adjusted EBITDA by applying the applicable exchange rates for the prior period. Please refer to Currency Risk - Foreign Currencies section in Item 7A for the Company's risks relating to foreign currency and its hedging strategy and the Other Comprehensive Income section below for a discussion of the balance sheet impact of foreign currency movements on our results of operations.

	Year Ended December 31, 2014
	Investments	Services	Total
Revenues	(1)%	—%	(1)%
Adjusted EBITDA	(1)%	(1)%	(2)%
Revenues
Investments Segment Revenues
Rental income was $206.9 million for the year ended December 31, 2014 as compared to $40.3 million for the same period in 2013. The $166.6 million increase is primarily due to $3.2 billion in consolidated acquisitions (including $2.4 billion by KWE) during 2014 and consolidations of investments which were previously unconsolidated in the latter half of 2013 and the first half of 2014.
Hotel income was $63.3 million for the year ended December 31, 2014 as compared to $2.7 million for the same period in 2013. The $60.6 million increase is due to the acquisition of three hotels during 2014.
    During the year ended December 31, 2014, we sold ten condominium units generating $28.4 million of proceeds. During the year ended December 31, 2013, we sold 44 condominium units generating $10.1 million of proceeds from the sale of real estate.
Loan and other income was $17.4 million for the year ended December 31, 2014 as compared to $1.9 million for the same period in 2013. The $15.5 million increase was mainly due to the acquisition of the notes on the Shelbourne Hotel in Dublin, Ireland, during the first quarter of 2014 and interest received on other discounted loan purchases by KWE throughout the year. On August 1, 2014, we took title to the Shelbourne Hotel and the loan was converted to real estate.
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

•	brokerage services, including innovative marketing programs tailored to client objectives for all types of investment grade and income producing real estate.

The following table shows Adjusted Fees for the year December 31, 2014 and 2013:

	Year Ended
	December 31,
	2014	2013
Investment management, property services and research fees - related party	$57.4	$46.0
Investment management, property services and research fees - third party	25.2	22.1
Investment management, property services and research fees	82.6	68.1
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation(1)	21.6	4.3
Kennedy Wilson's share of fees in unconsolidated service businesses	16.8	—
Adjusted Fees(2)	$121.0	$72.4
(1) The year ended December 31, 2014 and 2013 includes $14.3 million of fees recognized in net (income) loss attributable to noncontrolling interests relating to portion of fees paid by noncontrolling interest holders in KWE and equity partner investments. There is no comparable activity in the prior period since KWE and the consolidation of non-wholly owned investments occurred during 2014
(2)See Non-GAAP Measures and Certain Definitions for a definition and discussion of Adjusted Fees
Related Party Services
Related party fees generated revenues of $57.4 million during the year ended December 31, 2014 as compared to $46.0 million for the same period in 2013. The increase in related party revenues primarily relates to management fees earned on the sale of a portfolio of commercial properties located in Dublin, Ireland. This increase was partially offset by acquisition fees of earned in 2013 related to the UK Loan Pool which was fully resolved during the second quarter of 2014.
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
The increase in Kennedy Wilson's share of fees in unconsolidated service business is due to the Company's investment in a servicing platform in Spain that was acquired in December 2013.
Third Party Services - These are fees earned from third parties and relate to assets in which Kennedy Wilson does not have an ownership interest.
KW Group's third party fees increased 14% to $25.2 million during the year ended December 31, 2014 as compared to $22.1 million for the same period in 2013.
Operating Expenses
Investments Segment Operating Expenses
Operating expenses for the year ended December 31, 2014 increased to $306.1 million compared to $86.5 million for the same period in 2013. The increase is primarily attributable to the following:
Rental operating expenses increased by $42.6 million, hotel operating expenses increased by $54.9 million and depreciation and amortization increased by $87.1 million due to $3.2 billion in consolidated acquisitions (including $2.4 billion of acquisitions by KWE) during 2014 and consolidations of investments which were previously unconsolidated in the latter half of 2013 and the first half of 2014.
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
Services Segment Operating Expenses
Operating expenses for the year ended December 31, 2014 were approximately $61.1 million as compared to $40.7 million for 2013. The increase is attributable to the following:

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
Non-operating Items
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
Provision for income taxes was $32.4 million in 2014 as compared to a provision for income taxes of $2.9 million in 2013 due to higher taxable income in the United States.  The Company had $95.2 million and $92.3 million of federal and state net operating losses as of December 31, 2014, respectively.
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
Other Comprehensive Income

(Dollars in millions)	Year Ended December 31,
	2014	2013
Unrealized foreign currency translation loss, net of noncontrolling interests and tax	$(46.7)	$(6.5)
Unrealized foreign currency derivative contract gain, net of noncontrolling interests and tax	9.5	3.1
Unrealized losses on marketable securities, net of noncontrolling interests tax	(0.2)	—
Comprehensive income (loss)	$(37.4)	$(3.4)

The main currencies that the Company has exposure to are the euro, pound sterling and the yen. The table below represents the change in rates over the year ended December 31, 2014 and 2013 as compared to the U.S. Dollar:

	Year Ended December 31,
	2014	2013
Euro	(12.0)%	4.0%
GBP	(6.0)%	2.0%
Yen	(14.0)%	(23.0)%
Other compressive loss, net of taxes and noncontrolling interests, for the year ended December 31, 2014 and 2013 was $37.4 million and $3.4 million, respectively.  The two major components that drive the change in other comprehensive loss are the change in foreign currency rates and the gains or loss of any associated foreign currency hedges.
The unrealized foreign currency translation loss, net of taxes and non-controlling interests, was $46.7 million and $6.5 million for the year ended December 31, 2014 and 2013, respectively. In addition, KW Group had a large increase in the amount of assets denominated in foreign currencies due to the launch of KWE in February of 2014.
The unrealized foreign currency derivative contract gain, net of taxes and non-controlling interests, was a gain of $9.5 million and $3.1 million for the year ended December 31, 2014 and 2013, respectively. The Company typically hedges 50%-100% of its net investments in certain non-U.S. operations through use of currency derivative contracts, such as foreign currency forward contracts and options. As the total amount of assets denominated in foreign currencies has grown due to KW Group's expansion in Europe, we have also increased the amount of corresponding foreign currency derivative contracts.

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
We believe that our existing cash and cash equivalents plus capital generated from investment management, property management and leasing, brokerage, sales of real estate owned, collections from loans and loan pools, as well as availability on our current revolving lines of credit, will provide us with sufficient capital requirements to maintain our current portfolio for at least the next twelve months. As of December 31, 2015, the Company and its consolidated subsidiaries (including KWE) had approximately $1.5 billion of potential liquidity, which includes approximately $800 million of availability under lines of credit and $730 million of cash for KWH and KWE, collectively.
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
Development and redevelopment
Kennedy Wilson has a number of development, redevelopment and entitlement projects that are underway or in the planning stages.  These initiatives may ultimately result in over 2,500 multifamily units, 575,000 commercial rentable square feet, and over 900 residential units, along with substantial upgrades to certain multifamily and commercial properties and hotels (figures excludes similar projects owned by KWE). If these projects were brought to completion the estimated remaining capital would be approximately $1.7 billion which would be funded through our existing equity, third party equity, project sales and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. Kennedy Wilson expects to invest $75 million to $150 million of cash over the next two to three years on these projects. The Company and its equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process.  In many cases, the Company allocated little or no basis to the land that was acquired in conjunction with nearby income producing properties.
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
Under our current joint venture strategy, we generally contribute property expertise and a fully funded initial cash contribution, with commitments to provide additional funding. Accordingly, we generally do not have significant capital commitments with unconsolidated entities. As of December 31, 2015, we have unfulfilled capital commitments totaling $39.8 million to our unconsolidated investments.
Foreign subsidiaries
During the year ended December 31, 2015, the Company has or had foreign operations in the United Kingdom, Ireland, Spain and Jersey. U.S. domestic taxes have not been provided in the consolidated tax provision on amounts earned directly by these subsidiaries since it is the Company's plan to indefinitely invest amounts earned by these foreign subsidiaries. Only two subsidiaries in Ireland and Jersey have positive, cumulative earnings of $4.7 million. If this amount was repatriated to the United States, additional U.S. domestic taxes of $1.6 million would be incurred. Approximately $4.8 million of our consolidated cash and cash equivalents is held by foreign subsidiaries in the United Kingdom, Ireland, Spain and Jersey.
Cash Flows
The following table summarizes the cash provided by or used in our operating, investing and financing activities for the years ended December 31, 2015 and December 31, 2014:

	Year ended December 31,
(Dollars in millions)	2015	2014
Net cash provided by operating activities	$178.2	$98.1
Net cash used in investing activities	(1,483.6)	(2,473.2)
Net cash provided by financing activities	1,118.8	3,163.4
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions from our unconsolidated investments, revenues from our services business net of operating expenses and other general and administrative costs.  Substantially all of the cash flows from operations of $178.2 million and $98.1 million for the year ended December 31, 2015 and 2014, respectively, were generated from net rental income received from our rental properties and operating distributions from our unconsolidated investments. The inflows were offset by interest expense to fund our investment business and the payment of annual discretionary compensation.
Investing
Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in unconsolidated investments, capital expenditures, purchases of loans secured by real estate, as well as return of capital investments from dispositions or refinances on our investments and resolutions in our loan participations and loan pools. Net cash used in investing activities totaled $1.5 billion for the year ended December 31, 2015. The increase was primarily due to $1.9 billion of purchases and additions to real estate by KW Group (including $1.6 billion by KWE). In addition, KW Group invested $235.8 million (including $211.8 million by KWE) to fund our equity in loans. The investment in the loans were mainly for the acquisition of a loan portfolio secured by eight hotels across the United Kingdom and a loan secure by a residential property also in the United Kingdom. The cash used in the aforementioned investing activities was offset by receipt of $622.6 million, mainly from the sale of our Japanese multifamily portfolio and other asset sales.
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
Financing
Our net cash related to financing activities is generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash provided by financing activities totaled $1.1 billion for the year ended December 31, 2015. This was primarily due to net proceeds of $215.0 million received from the issuance of 8.6 million shares of common stock. In addition the KW Group received proceeds of $2.1 billion from mortgage loans to finance and refinance consolidated property acquisitions of which $1.7 billion related to financing by KWE which included $888.3 million generated by two investment grade senior unsecured bond offerings. These were offset by repayment of $681.1 million of investment debt, of which $134.6 million were related to repayments by KWE and distributions of $239.2 million to noncontrolling interest holders mainly due to the sale of our Japanese multifamily portfolio.
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

Contractual Obligations and Commercial Commitments
At December 31, 2015, KW Group's contractual cash obligations, including debt, lines of credit, and operating leases included the following:

	Payments due by period
(Dollars in millions)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations
Borrowings: (1)
Investment debt(2)	$3,663.6	$43.5	$1,282.0	$328.0	$2,010.1
Senior notes(3)	705.0	—	—	—	705.0
Line of Credit	—	—	—	—	—
Total borrowings	4,368.6	43.5	1,282.0	328.0	2,715.1
Operating leases	12.9	3.3	5.3	2.7	1.6
Total contractual cash obligations	$4,381.5	$46.8	$1,287.3	$330.7	$2,716.7
—————

(1)
See Notes 8-11 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year-$160.7 million; 1-3 years-$441.8 million; 4-5 years-$223.0 million; After 5 years: $332.7 million. The interest payments on variable rate debt have been calculated at the interest rate in effect as of December 31, 2015.

(2)	Excludes $(5.4) million of unamortized debt premiums on investment debt.

(3)	Excludes $2.4 million of net unamortized debt discount on senior notes.

At December 31, 2015, Kennedy Wilson's share of contractual cash obligations (excluding amounts that are attributable to noncontrolling interests), including debt, lines of credit, and operating leases included the following:

	Payments due by period
(Dollars in millions)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations
Borrowings: (1)
Investment debt(2)	$1,717.9	$38.8	$527.5	$210.5	$941.1
Senior notes(3)	705.0	—	—	—	705.0
Line of Credit	—	—	—	—	—
Total borrowings	2,422.9	38.8	527.5	210.5	1,646.1
Operating leases	12.9	3.3	5.3	2.7	1.6
Total contractual cash obligations	$2,435.8	$42.1	$532.8	$213.2	$1,647.7
—————

(1)	See Notes 8-11 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments.

(2)	Excludes $(5.6) million of unamortized debt premiums on investment debt.

(3)	Excludes $2.4 million of net unamortized debt discount on senior notes.

Indebtedness and Related Covenants
The following describes our corporate indebtedness and related covenants.
Senior Notes Payable
In March 2014, Kennedy-Wilson, Inc., completed a public offering of $300.0 million aggregate principal amount of 5.875% Senior Notes due 2024 (the “2024 Notes”), for approximately $290.7 million, net of discount and estimated offering expenses. The 2024 Notes were issued pursuant to an indenture dated as of March 25, 2014, by and among Kennedy-Wilson, Inc., as issuer, and Wilmington Trust National Association, as trustee, as supplemented by a supplemental indenture, dated as of March 25, 2014, by and between Kennedy-Wilson, Inc. as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantors, and Wilmington Trust National Association, as trustee (the indenture, as so supplemented, the “2024 Indenture”). The issuer's obligations under the 2024 Notes are fully and unconditionally guaranteed by Kennedy-Wilson Holdings, Inc. and the subsidiary guarantors. At any time prior to April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. Prior to April 1, 2017, the issuer may also redeem up to 35% of the 2024 Notes from the proceeds of certain equity offerings. Interest on the 2024 Notes accrues at a rate of 5.875% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2014. The 2024 Notes will mature on April 1, 2024. In November 2014, the Company completed an additional public offering of $350.0 million aggregate principal amount of 5.875% Senior Notes, due 2024. The Notes have substantially identical terms as the "2024 Notes" mentioned above, and are treated as a single series with the "2024 Notes" under the 2024 Indenture. The additional 2024 Notes were issued and sold at a public offering price of 100.0% of their principal amount, plus accrued interest from, and including, October 1, 2014. The 2024 Notes will mature on April 1, 2024. The amount of the 2024 Notes included in the accompanying consolidated balance sheets was $647.6 million at December 31, 2015.
In November and December 2012, Kennedy-Wilson, Inc. completed a public offering of $55.0 million aggregate principal amount of 7.750% Senior Notes due 2042 (the "2042 Notes"). The 2042 Notes were issued pursuant to an indenture dated as of November 28, 2012, by and among Kennedy-Wilson, Inc., as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantees and Wilmington Trust National Association, as trustee, as amended by various subsequent supplemental indentures. The issuer's obligations under the 2042 Notes are fully and unconditionally guaranteed by Kennedy Wilson and the subsidiary guarantors. At any time prior to December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. Interest on the 2042 Notes accrues at a rate of 7.750% per annum and is payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on March 1, 2013. The 2042 Notes will mature on December 1, 2042. The amount of the 2042 Notes included in the accompanying consolidated balance sheets was $55.0 million at December 31, 2015.

In November 2014, Kennedy Wilson extinguished its 2019 Notes with an aggregate face value of $350.0 million (and an aggregate carrying value of $353.5 million) for $380.1 million with the proceeds from the November 2014 issuance of 2024 Notes, together with cash on hand, which resulted in a $25.8 million loss on early extinguishment of corporate debt.
KWE Senior Notes Payable
In June 2015, KWE completed its inaugural bond offering ("KWE Bonds") of approximately $442.0 million (based on December 31, 2015 rates) (£300 million) in 3.95% fixed-rate senior unsecured bonds due 2022. The KWE Bonds were issued at a discount and have a carrying value of $435.4 million at December 31, 2015. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros.
In addition, during the fourth quarter of 2015, KWE established a £2.0 billion (approximately $2.9 billion based on December 31, 2015 rates) Euro Medium Term Note Programme ("EMTN"). Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. During the fourth quarter of 2015, KWE drew down under its EMTN Programme, with the issuance of senior unsecured notes for an aggregate principal amount of approximately $434.7 million (€400 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $427.3 million have an annual fixed coupon of 3.25%, and mature in 2025.  The KWE Notes rank pari passu with the KWE Bonds, and are subject to the same restrictive covenants.
The KWE Bonds and KWE Notes require KWE to maintain (i) consolidated net indebtedness (as defined in the trust deed for the notes) of no more than 60% of the total asset value; (ii) consolidated secured indebtedness (less cash and cash equivalents) of no more than 50% of total asset value; (iii) an interest coverage ratio of at least 1.5 to 1.0, and (iv) unencumbered assets of no less than 125% of the unsecured indebtedness (less cash & cash equivalents). The covenants associated with KWE Bonds and KWE Notes are not an obligation of the Company and these amounts are presented as a component of the Company's investment debt as it is an unsecured obligation relating to an underlying investment of the Company.
Borrowings Under Line of Credit
KWH Facility
Kennedy Wilson had an unsecured revolving credit facility ("Pre-Existing KWH Facility") with U.S. Bank and East-West Bank and Bank of Ireland that bears interest at a rate equal to LIBOR plus 2.75% and had a maturity date of October 1, 2016. In July 2014 Kennedy-Wilson, Inc. increased its unsecured corporate line of credit facility from $140.0 million to $300.0 million. The increase was driven by the admission of Bank of America, N.A., Deutsche Bank AG New York Branch and J.P. Morgan Chase Bank, N.A. to the existing lender syndicate and an increased commitment from The Governor and Company of the Bank of Ireland.
In December 2015, Kennedy Wilson extinguished the Pre-Existing KWH Facility, which resulted in a $1.0 million loss on early extinguishment of corporate debt.
On December 10, 2015, Kennedy-Wilson, Inc. (the “Borrower”), a wholly-owned subsidiary of Kennedy-Wilson Holdings, Inc. (the “Company”) entered into a $475.0 million unsecured revolving credit facility (the “KW Revolving Facility”) with a syndicate of lenders including JPMorgan Chase Bank, N.A., Deutsche Bank AG New York Branch, U.S. Bank N.A., East West Bank, Fifth Third Bank, The Governor and Company of the Bank of Ireland, Compass Bank, City National Bank, and Bank of America, N.A., as administrative agent and letter of credit issuer. Loans under the KW Revolving Facility bear interest at a rate equal to LIBOR plus 2.50% or 3.00%, depending on the consolidated leverage ratio as of the applicable measurement date, and have a maturity date of December 10, 2018. Subject to certain conditions precedent and at the Borrower’s option, the maturity date of the KW Revolving Facility may be extended by one year.
KWE Facility
In August 2014, KWE entered into a three-year unsecured floating rate revolving debt facility ("KWE Facility") with Bank of America Merrill Lynch, Deutsche Bank, and J.P. Morgan Chase of approximately $331.5 million (£225 million) based on rates as of December 31, 2015. The terms of the agreement were amended during June 2015. The facility was undrawn as of December 31, 2015. The KWE Facility requires KWE to maintain (i) a maximum consolidated leverage ratio (as defined in the revolving loan agreement) not to exceed 60%; (ii) a minimum fixed charge coverage ratio where consolidated EBITDA to consolidated fixed charges not to be less than 1.9 to 1.0 for the last four quarters; (iii) Unencumbered assets of no less than 125% of the unsecured indebtedness (less cash & cash equivalents); and (iv) a maximum secured recourse indebtedness for consolidated secured recourse debt to not exceed 2.5% of total asset value at any time. As of December 31, 2015, the unsecured credit facility was undrawn, with £225 million still available.
Debt Covenants
The KW Revolving Facility and the indentures governing the 2024 Notes and 2042 Notes contain numerous restrictive covenants that, among other things, limit Kennedy Wilson's and certain of its subsidiaries' ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The KW Revolving Facility requires Kennedy Wilson to maintain a minimum tangible net worth and a specified amount of cash and cash equivalents.
The credit agreement that governs the KW Revolving Facility requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the credit agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.60 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $920,660,504.65 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of September 30, 2015 financial statements, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the credit agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the credit agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the credit agreement) and $138,187,197, (vi) a maximum adjusted secured leverage ratio (as defined in the credit agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the credit agreement) of at least $250 million.
As of December 31, 2015, the Company’s consolidated leverage ratio was 54%, its fixed charge coverage ratio was 3.9 to 1.00, its consolidated tangible net worth was $1,329.6 million, its adjusted secured leverage ratio was 40.8%, its secured recourse leverage ratio was 1.5%, its recourse leverage ratio was 0.58, and liquidity was $690.5 million. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
The indentures governing the 2024 Notes and 2042 Notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. As of December 31, 2015, the balance sheet leverage ratio was 0.62 to 1.00.

Off-Balance Sheet Arrangements
Guarantees
We have provided guarantees associated with loans secured by assets held in various unconsolidated investments. The maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $61.7 million at December 31, 2015. The guarantees expire by the year end of 2026 and our performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sales proceeds of the property. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
As of December 31, 2015, we have unfulfilled capital commitments totaling $39.8 million to our unconsolidated investments. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
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

Our exposure to market risk from changing prices consists primarily of fluctuations in rental rates of commercial and residential properties, market interest rates on residential mortgages and debt obligations and real estate property values. Rental rate increases are dependent upon market conditions and the competitive environments in the respective locations of the properties. The revenues associated with the services businesses are impacted by fluctuations in interest rates, lease rates, real property values and the availability of space and competition in the market place. Service revenues are derived from a broad range of services that are primarily transaction driven and are therefore volatile in nature and highly competitive. The revenues of the property management operations with respect to rental properties are highly dependent upon the aggregate rents of the properties managed, which are affected by rental rates and building occupancy rates. Employee compensation is the principal cost element of property management. To the extent that we engage in development activities, we may have exposure to changing prices in materials or cost of labor.

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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of December 31, 2015, 67% of our consolidated property level debt is fixed rate, 17% is floating rate with interest caps and 16% is floating rate without interest caps.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of December 31, 2015. The weighted average interest rate for the various assets and liabilities presented are actual as of December 31, 2015. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
	2016	2017	2018	2019	2020	Thereafter	Total	December 31, 2015
	(Dollars in millions)
Interest rate sensitive assets
Cash equivalents	$731.6	$—	$—	$—	$—	$—	$731.6	$731.6
Average interest rate	0.08%	—%	—%	—%	—%	—%	0.08%	—
Fixed rate receivables	281.2	6.1	—	—	—	—	287.3	287.3
Average interest rate (1)	1.01%	2.16%	—%	—%	—%	—%	1.14%	—
Variable rate receivables	—	12.3	—	—	—	—	12.3	12.3
Average interest rate	—%	4.09%	—%	—%	—%	—%	4.09%	—
Total	$1,012.8	$18.4	$—	$—	$—	$—	$1,031.2	$1,031.2
Weighted average interest rate (1)	0.14%	3.45%	—%	—%	—%	—%	0.21%
Interest rate sensitive liabilities
Variable rate borrowings	$13.9	$89.1	$153.2	$755.4	$27.7	$162.2	$1,201.5	$1,196.5
Average interest rate	3.79%	2.43%	3.11%	2.35%	2.38%	2.65%	2.51%	—
Fixed rate borrowings	14.0	92.7	69.9	100.4	237.7	2,652.4	3,167.1	3,132.6
Average interest rate	6.03%	5.25%	4.07%	4.38%	3.73%	4.06%	4.09%	—
Total	$27.9	$181.8	$223.1	$855.8	$265.4	$2,814.6	$4,368.6	$4,329.1
Weighted average interest rate	4.91%	3.87%	3.41%	2.59%	3.59%	3.98%	3.65%

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
As the total amount of assets denominated in foreign currencies has grown due to KW Group's expansion in Europe, we have also increased the amount of corresponding foreign currency derivative contracts. As of December 31, 2015, approximately 47% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes.
The table below shows the Company's investment account and consolidated cash position by currency as well as any hedges on those currencies as of December 31, 2015 and the impact of a 10% fluctuation in rates.

(in millions)	GBP		Euro		Yen		Total Non-USD		USD		Total
USD
Investment account(1)(2)	$345.0	18%	$382.3	20%	$10.6	1%	$737.9	38%	$1,188.8	62%	$1,926.7
Cash	3.3	2%	1.5	1%	20.9	11%	25.7	14%	159.2	86%	184.9

Local currencies
Investment account	£234.2		€351.9		¥1,277.4
Cash	£2.2		€1.4		¥2,508.6

Hedges, net of noncontrolling interests
Notional Amount	£203.2		€334.2		¥649.0

Rate fluctuation impact
10% increase	$7.7		$27.4		$2.6
10% decrease	$(12.9)		$(21.4)		$(2.6)
(1) Includes cash held by consolidated investments net of noncontrolling interests
(2) Excludes hedge fair values, net of noncontrolling interest of $16.3 million, $(0.5) million and $(0.1) million on GBP, Euro and yen, respectively.

Critical Accounting Policies
BASIS OF PRESENTATION — The consolidated financial statements include the accounts of KW Group and voting interest entities which it controls. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, Kennedy Wilson evaluates its relationships with other entities to identify whether they are variable interest entities ("VIE") as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 810 – Consolidation and to assess whether it is the primary beneficiary of such entities. In determining whether Kennedy Wilson is the primary beneficiary of a VIE, qualitative and quantitative factors are considered, including, but not limited to: the amount and characteristics of Kennedy Wilson's investment; the obligation or likelihood for Kennedy Wilson to provide financial support; Kennedy Wilson's ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of Kennedy Wilson. Significant judgments related to these determinations include estimates about the future fair values and performance of real estate held by these VIEs and general market conditions. As of December 31, 2015, Kennedy Wilson has one VIE that is treated as an unconsolidated investment.
Kennedy Wilson Europe Real Estate Plc (“KWE,” LSE: KWE), a Jersey investment company formed to invest in real estate and real estate-related assets in Europe, closed its initial public offering ("IPO") on the London Stock Exchange during the quarter ended March 31, 2014, raising approximately $1.7 billion in gross proceeds. KWE is externally managed by a wholly-owned subsidiary of Kennedy Wilson incorporated in Jersey pursuant to an investment management agreement.  Due to the terms provided in the investment management agreement and Kennedy Wilson's equity ownership interest in KWE, pursuant to the guidance set forth in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 810 - Consolidation (“Subtopic 810”), the Company is required to consolidate KWE’s results in its consolidated financial statements.  Additionally, the Company invested $145.2 million of cash and contributed $58.3 million of assets acquired by the Company as part of the IPO. KWE completed a follow-on offering during the fourth quarter of 2014 where the Company participated based on its ownership percentage acquiring an additional 4.6 million shares for $75.0 million. Outside of the IPO and follow-on offering, the Company has acquired an additional 6.9 million ordinary shares for $119.3 million and owned approximately 18.2% of KWE’s total issued share capital as of December 31, 2015.
Prior to KWE's formation and for investments that do not meet KWE's investment guidelines, the Company has directly invested in 18 properties, five loan pools and a servicing platform in Europe that have total assets of $862.3 million included in the Company's consolidated balance sheet and $274.2 million of equity as of December 31, 2015. Four of the five loan pools were fully resolved as of December 31, 2015. As of December 31, 2015, the Company's weighted average ownership in these investments was 62%.
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
REVENUE RECOGNITION — Revenue consists of management and leasing fees (including performance fees), commissions, rental and hotel income, sales of real estate and loan and other income.
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
Performance fees or carried interest are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds and loan pool participations based on the cumulative performance of the fund and loan pools and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, Kennedy Wilson calculates the performance fee that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. Substantially all of the performance fees are recognized in investment management fees and substantially all of the carried interest is recognized in income from unconsolidated investments in our consolidated statements of operations. Total performances fees recognized to date through December 31, 2015 that may be reversed in future periods if there is negative fund performance totaled $18.8 million. Performance fees recognized during the years ended December 31, 2015, 2014, and 2013 were $18.0 million, $8.5 million and $17.5 million and are included in accounts receivable—related parties in the accompanying consolidated balance sheet.
KWE is externally managed by one of our wholly-owned subsidiaries (“KWE Manager”) pursuant to an investment management agreement in which Kennedy Wilson will be entitled to receive certain management and performance fees.  KWE Manager is paid an annual management fee (payable quarterly in arrears) equal to 1% of KWE’s adjusted net asset value (EPRA NAV). The management fee payable to KWE Manager is paid half in cash and half in shares of KWE. KW Manager earned $23.3 million in management fees which is eliminated in consolidation due to our consolidation of KWE.
We are also entitled to receive an annual performance fee equal to 20% of the lesser of (i) the excess of the shareholder return for the relevant year (defined as the change in KWE’s adjusted net asset value per ordinary share plus dividends paid) over a 10% annual return hurdle, and (ii) the excess of year-end adjusted net asset value per ordinary share over a “high water mark.” The performance fee is payable in shares of KWE that vest equally over a three-year period. As of December 31, 2015, $43.7 million in such fees have been earned and accrued (not yet paid) by Kennedy Wilson. The final calculation of the performance fee was completed at the conclusion of KWE’s financial year and such fee will be paid to Kennedy Wilson during the first quarter of 2016.
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

NONCONTROLLING INTERESTS — Noncontrolling interests are reported within equity as a separate component of Kennedy Wilson's equity in accordance with Noncontrolling Interests in Consolidated Financial Statements ASC Subtopic 810-10. Revenues, expenses, gains, losses, net income or loss, and other comprehensive income are reported in the consolidated statements of operations at the consolidated amounts and net income and comprehensive income attributable to noncontrolling interests are separately stated. Due to the launch and consolidation of KWE and the Company's 18.2% ownership there has been a large increase in noncontrolling interest during 2014. Management fees earned by KWE Manger for managing KWE are eliminated in consolidation however the amount attributable to the noncontrolling interest holders of KWE are recognized through net income (loss) attributable to noncontrolling interest holders.

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

At December 31, 2015, approximately 47% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies. Fluctuations in foreign exchanges rates may have a significant impact on the results of our operations. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. We typically hedge 50%-100% of the book equity exposure to these foreign currencies.
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
UNCONSOLIDATED INVESTMENTS — KW Group has a number of joint venture interests that were formed to acquire, manage, and/or sell real estate and invest in loan pools and discounted loan portfolios. Investments in unconsolidated investments are accounted for under the equity method of accounting as KW Group can exercise significant influence, but does not have the ability to control the unconsolidated investment. An investment in an unconsolidated investment is recorded at its initial investment and is increased or decreased by KW Group’s share of income or loss, plus additional contributions and less distributions. A decline in the value of an unconsolidated investment that is other than temporary is recognized when evidence indicates that such a decline has occurred in accordance with Equity Method Investments ASC Subtopic 323-10. As of December 31, 2015, the Company also had an investment in one joint venture which is a VIE in which the Company is not the primary beneficiary and therefore accounts for it under the equity method as well.
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
Kennedy Wilson records its investments in certain funds it manages and sponsors ("the Funds") that are investment companies under the Investment Companies ASC Subtopic 946-10, based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. Thus, the Funds reflect their investments at fair value, with unrealized gains and losses resulting from changes in fair value reflected in their earnings. Kennedy Wilson has retained the specialized accounting for the Funds pursuant to Retention of Specialized Accounting for Investments in Consolidation ASC Subtopic 323-10 in recording its equity in joint venture income from the Funds.
Additionally, Kennedy Wilson elected the fair value option for nine investments in unconsolidated investment entities. Kennedy Wilson elected to record these investments at fair value to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations.
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
FAIR VALUE MEASUREMENTS — KW Group accounts for fair value measurements of financial assets and financial liabilities and for fair value measurements of non-financial items that are recognized or disclosed at fair value in the financial statements on a recurring basis under the provisions of Fair Value Measurements ASC Subtopic 820-10. Subtopic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When estimating fair value in the absence of an orderly transaction between market participants, valuations of real estate are based on management estimates of the real estate assets using income and market approaches. The indebtedness securing the real estate and the investments in debt securities are valued, in part, based on third party valuations and management estimates also using an income approach.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. The model will identify the contract, identify any separate performance obligations in the contract, determine the transaction price, allocate the transaction price and recognize revenue when the performance obligation is satisfied. The new standard will replace most existing revenue recognition in GAAP when it becomes effective for the Company on January 1, 2018. The Company does not expect the adoption of this standard to have a significant impact on the consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for KW Group in its 2016 annual statements with interim periods in 2017. Early adoption is permitted. KW Group has evaluated the impact and expects certain consolidated investments to be considered variable interest entities under the updated guidance.  However because our analysis concludes that we are the primary beneficiary of those entities, they will continue to be consolidated.  Accordingly the Company does not expect implementation of the guidance to have a material impact on KW Group’s consolidated financial statements.
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
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. Because the Company's existing operating lease commitments are not material and the accounting for leases by the lessor is substantially unchanged, the Company does not expect the ASU to have a significant impact on its results of operations or financial position.

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
We have audited the accompanying consolidated balance sheets of Kennedy-Wilson Holdings, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules III to IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kennedy-Wilson Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kennedy-Wilson Holdings, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
February 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Kennedy-Wilson Holdings, Inc.:
We have audited Kennedy-Wilson Holdings, Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kennedy-Wilson Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Kennedy-Wilson Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kennedy-Wilson Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2015 as well as the financial statement schedules III and IV, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements and schedules.

/s/ KPMG LLP
Los Angeles, California
February 29, 2016

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Dollars in millions)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$182.6	$174.6
Cash held by consolidated investments	549.0	763.1
Accounts receivable (including $22.9 and $18.0 of related party)	54.7	55.6
Loan purchases and originations (including $0 and $0 of related party)	299.7	313.4
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	5,797.5	4,228.1
Unconsolidated investments ($212.8 and $85.9, respectively, accounted for at fair value)	444.9	492.2
Other assets	311.7	305.1
Total assets	7,640.1	6,332.1

Liabilities
Accounts payable	$22.2	$11.7
Accrued expenses and other liabilities	392.0	253.2
Investment debt	3,658.2	2,195.9
Senior notes payable	702.6	702.4
Line of Credit	—	125.0
Total liabilities	4,775.0	3,288.2

Equity
Cumulative preferred stock, $0.0001 par value: 1,000,000 shares authorized $1,000 per share liquidation preference	—	—
Common Stock, 114,533,581 and 96,091,446 shares issued outstanding as of December 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	1,225.7	991.3
Accumulated deficit	(44.2)	(62.0)
Accumulated other comprehensive loss	(47.7)	(28.2)
Total Kennedy-Wilson Holdings, Inc. shareholders’ equity	1,133.8	901.1
Noncontrolling interests	1,731.3	2,142.8
Total equity	2,865.1	3,043.9
Total liabilities and equity	$7,640.1	$6,332.1
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Dollars in millions, except per share data)

	Year ended December 31,
	2015	2014	2013
Revenue
Rental	$404.8	$206.9	$40.3
Hotel	106.4	63.3	2.7
Sale of real estate	3.7	28.4	10.1
Investment management, property services, and research fees (includes $37.8, $57.4, and $46.0 million of related party fees, respectively)	69.3	82.6	68.1
Loan purchases, loan originations, and other	19.5	17.4	1.9
Total revenue	603.7	398.6	123.1
Operating expenses
Rental operating	108.0	59.3	16.7
Hotel operating	89.9	57.1	2.2
Cost of real estate sold	2.6	20.7	7.9
Commission and marketing	7.3	5.6	3.6
Compensation and related	154.8	113.8	76.7
General and administrative	43.8	42.1	24.6
Depreciation and amortization	166.3	104.5	17.4
Total operating expenses	572.7	403.1	149.1
Income from unconsolidated investments	97.4	54.2	41.4
Operating income	128.4	49.7	15.4
Non-operating income (expense)
Gain on sale of real estate	72.4	—	—
Acquisition-related gains	108.1	218.1	56.6
Acquisition-related expenses	(37.3)	(19.7)	(1.6)
Interest expense - investment	(108.8)	(46.3)	(11.8)
Interest expense - corporate	(46.9)	(57.1)	(39.9)
Loss on early extinguishment of corporate debt	(1.0)	(27.3)	—
Other (expense) income	(2.5)	5.1	(1.9)
Income before provision for income taxes	112.4	122.5	16.8
Provision for income taxes	(53.4)	(32.4)	(2.9)
Net income	59.0	90.1	13.9
Net loss (income) attributable to the noncontrolling interests	15.7	(68.2)	(20.3)
Preferred stock dividends and accretion of issuance costs	(3.6)	(8.1)	(8.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$71.1	$13.8	$(14.5)
Basic Earnings per share
Income (loss) per basic	$0.66	$0.14	$(0.21)
Weighted average shares outstanding for basic	103,261,513	89,200,855	71,159,919
Diluted Earnings per share
Income (loss) per diluted	$0.66	$0.14	$(0.21)
Weighted average shares outstanding for diluted	109,553,728	91,555,214	71,159,919
Dividends declared per common share	$0.48	$0.36	$0.28

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in millions)

	Year ended December 31,
	2015	2014	2013

Net income	$59.0	$90.1	$13.9
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	0.1	(0.2)	—
Unrealized foreign currency translation loss	(138.3)	(46.4)	(9.3)
Amounts reclassified from accumulated other comprehensive income	9.7	(7.1)	2.8
Unrealized foreign currency derivative contracts gain	6.3	16.3	3.1
Total other comprehensive loss for the period	(122.2)	(37.4)	(3.4)

Comprehensive (loss) income	(63.2)	52.7	10.5
Comprehensive loss (income) attributable to noncontrolling interests	118.4	(15.6)	(20.3)
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$55.2	$37.1	$(9.8)

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Dollars in millions, except share amounts)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Stock	Interests	Total
Balance at 1/1/2013	132,550	—	63,772,598	—	512.8	(5.9)	12.6	(9.8)	9.1	518.8
Exercise of warrants into common shares	—	—	1,771,862	—	15.4	—	—	—	—	15.4
Repurchase of 427,332 warrants	—	—	—	—	(1.4)	—	—	—	—	(1.4)
Issuance of 17,250,000 shares of common stock	—	—	17,250,000	—	275.9	—	—	—	—	275.9
Retirement of common shares held in treasury	—	—	—	—	(9.8)	—	—	9.8	—	—
Issuance of 136,600 shares of common stock under amended and restated equity participation plan net of 146,638 shares forfeited	—	—	(10,038)	—	—	—	—	—	—	—
Shares retired due to RSG Vesting	—	—	(191,815)	—	(3.8)	—	—	—	—	(3.8)
Stock compensation expense	—	—	—	—	7.5	—	—	—	—	7.5
RSG plan modification	—	—	—	—	4.7	—	—	—	—	4.7
Other comprehensive income (loss):
Unrealized foreign currency translation loss, net of tax of $4.4	—	—	—	—	—	—	(6.5)	—	—	(6.5)
Unrealized foreign currency derivative contract gain, net of tax of $2.1	—	—	—	—	—	—	3.1	—	—	3.1
Preferred stock dividends	—	—	—	—	—	(8.1)	—	—	—	(8.1)
Common stock dividends	—	—	—	—	—	(21.8)	—	—	—	(21.8)
Net income	—	—	—	—	—	(6.4)	—	—	20.3	13.9
Consolidation of noncontrolling interests (Note 4)	—	—	—	—	—	—	—	—	20.3	20.3
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	1.4	1.4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Balance, December 31, 2013	132,550	—	82,592,607	—	801.3	(42.2)	9.2	—	50.6	818.9
Issuance of shares, net	—	—	9,201,250	—	190.6	—	—	—	—	190.6
Shares granted	—	—	3,147,500	—	—	—	—	—	—	—
Exercise of Warrants into Common	—	—	1,472,146	—	—	—	—	—	—	—
Shares forfeited	—	—	(2,475)	—	—	—	—	—	—	—
Shares retired due to RSG Vesting	—	—	(319,582)	—	(8.1)	—	—	—	—	(8.1)
Stock based compensation	—	—	—	—	15.8	—	—	—	—	15.8
Other comprehensive income (loss)
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(46.7)	—	(94.4)	(141.1)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	9.5	—	10.6	20.1
Unrealized losses on marketable securities, net of tax	—	—	—	—	—	—	(0.2)	—	—	(0.2)
Preferred stock dividends	—	—	—	—	—	(8.1)	—	—		(8.1)
Common stock dividends	—	—	—	—	—	(33.6)	—	—	—	(33.6)
Net income (loss)	—	—	—	—	—	21.9	—	—	68.2	90.1
Consolidation of noncontrolling interests	—	—	—	—	—	—	—	—	291.8	291.8
Issuance of KWE shares, net	—	—	—	—	(8.3)	—	—	—	1,893.9	1,885.6
Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Dollars in millions, except share amounts)

						Retained	Accumulated
					Additional	Earnings	Other
	Preferred Stock		Common Stock		Paid-in	(Accumulated	Comprehensive	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Stock	Interests	Total
Acquisition of Kennedy Wilson Europe (KWE) shares from noncontrolling interest holders	—	—	—	—	—	—	—	—	(51.1)	(51.1)
Contributions from noncontrolling interests, excluding KWE	—	—	—	—	—	—	—	—	30.9	30.9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(57.7)	(57.7)
Balance, December 31, 2014	132,550	$—	96,091,446	$—	$991.3	$(62.0)	$(28.2)	$—	$2,142.8	$3,043.9
Issuance of 8,625,000 shares, net	—	—	8,625,000	—	215.0	—	—	—	—	215.0
Shares forfeited	—	—	(57,148)	—	—	—	—	—	—	—
RSG Grants	—	—	1,754,750	—	—	—	—	—	—	—
Shares retired due to RSG Vesting	—	—	(435,415)	—	(11.4)	—	—	—	—	(11.4)
Conversion of preferred stock to common stock	(100,000)	—	8,554,948	—		—	—	—	—
Stock based compensation	—	—	—	—	30.8	—	—	—	—	30.8
Other comprehensive income (loss)
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(27.5)	—	(92.0)	(119.5)
Unrealized foreign currency derivative contract gain (loss), net of tax	—	—	—	—	—	—	8.0	—	(10.7)	(2.7)
Preferred stock dividends	—	—	—	—	—	(3.6)	—	—	—	(3.6)
Common stock dividends	—	—	—	—	—	(53.3)	—	—	—	(53.3)
Net income (loss)	—	—	—	—	—	74.7	—	—	(15.7)	59.0
Acquisition of Kennedy Wilson Europe (KWE) shares from noncontrolling interest holders	—	—	—	—	—	—	—	—	(68.4)	(68.4)
Contributions from noncontrolling interests, excluding KWE	—	—	—	—	—	—	—	—	14.5	14.5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(239.2)	(239.2)
Balance, December 31, 2015	32,550	$—	114,533,581	$—	$1,225.7	$(44.2)	$(47.7)	$—	$1,731.3	$2,865.1

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$59.0	$90.1	$13.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gain from sale of real estate	(70.7)	(7.7)	(2.7)
Acquisition-related gains	(108.1)	(218.1)	(56.6)
Depreciation and amortization	166.3	104.5	17.4
Provision for deferred income taxes	24.4	28.2	2.7
Amortization of deferred loan costs	8.2	4.1	2.2
Amortization of discount and accretion of premium on issuance of the senior notes payable	(8.6)	(14.5)	(1.2)
Unrealized net losses on derivatives	3.4	2.3	—
Income from unconsolidated investments	(106.1)	(55.1)	(42.2)
Stock compensation expense	30.8	15.8	7.5
Operating distributions from unconsolidated investments	88.5	88.8	67.7
Change in assets and liabilities:
Accounts receivable	2.0	(28.6)	10.7
Other assets	(14.2)	(23.1)	(1.4)
Accrued expenses and other liabilities	103.3	111.4	13.3
Net cash provided by operating activities	178.2	98.1	31.3
Cash flows from investing activities:
Additions to loans	(235.8)	(536.8)	(61.7)
Collections of loans	27.8	95.9	46.0
Sale of participation interests	—	—	6.6
Capitalized development costs	—	—	(1.4)
Nonrefundable escrow deposits	(3.8)	(47.7)	(4.0)
Net proceeds from sale of real estate	622.6	24.7	10.1
Purchases of and additions to real estate	(1,927.6)	(1,962.2)	(168.5)
Investment in marketable securities	(5.0)	(11.5)	(3.7)
Short-term investments	—	—	10.0
Proceeds from sale of marketable securities	6.2	8.6	—
Investing distributions from unconsolidated investments	180.0	111.8	175.4
Contributions to unconsolidated investments	(184.3)	(167.7)	(357.6)
Proceeds from settlement of foreign currency derivative contracts	41.5	14.4	—
Purchases of foreign currency derivative contracts	(5.2)	(2.7)	—
Net cash used in investing activities	(1,483.6)	(2,473.2)	(348.8)
Cash flow from financing activities:
Borrowings under senior notes payable	—	647.2	—
Repayment of senior notes payable	—	(350.0)	—
Repayments of junior subordinated debt	—	(40.0)	—
Borrowings under lines of credit	95.0	215.0	125.0
Repayment of lines of credit	(220.0)	(90.0)	(125.0)
Borrowings under investment debt	2,087.9	1,283.8	112.5
Repayment of investment debt	(681.1)	(345.8)	(1.7)
Debt issue costs	(21.7)	(38.7)	(2.2)
Issuance of common stock	215.0	190.6	275.9
Repurchase of common stock	(11.4)	(8.2)	(3.8)
Repurchase of warrants	—	—	(1.4)
Exercise of warrants	—	—	15.4
Proceeds from the issuance of KWE shares, net	—	1,827.2	—
Dividends paid	(51.8)	(38.9)	(24.1)
Acquisition of noncontrolling interests	(68.4)	(51.0)	—
Contributions from noncontrolling interests	14.5	19.9	1.4
Distributions to noncontrolling interests	(239.2)	(57.7)	(0.6)
Net cash provided by financing activities	1,118.8	3,163.4	371.4
Effect of currency exchange rate changes on cash and cash equivalents	(19.5)	(28.8)	3.4
Net change in cash and cash equivalents	(206.1)	759.5	57.3
Cash and cash equivalents, beginning of year	937.7	178.2	120.9
Cash and cash equivalents, end of year	$731.6	$937.7	$178.2

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows (continued)
(Dollars in millions)

Supplemental disclosure of non-cash investing and financing activities:

On May 19, 2015, all 100,000 outstanding shares of the Series A Preferred Stock were mandatorily converted into an aggregate of 8,554,948 shares of the Company’s common stock, $0.0001 par value per share, based on a conversion price of approximately $11.69 per share of Common Stock.
During the year ended December 31, 2015, KWE foreclosed on four notes secured by office buildings located in Dublin, Ireland and the Company acquired additional equity interests in multifamily and commercial properties in the Western United States that were previously unconsolidated. The assets and liabilities of these properties were consolidated in KW Group's financial statements at fair value in accordance with FASB ASC Topic 805 Business Combinations. As the fair value of the KW Group's interests in these properties were in excess of their carrying value of their ownership interest, KW Group recorded acquisition-related gains of $108.1 million. See Note 4 for more detail.
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

Supplemental cash flow information:
	Year ended December 31,
	2015	2014	2013
Cash paid during the year for:
Interest(1)	$133.5	$98.9	$49.7
Income taxes	3.0	0.3	2.3
(1) Cash paid for interest includes capitalized interest of $0.2 million, $0.0 million, and $0.8 million for the years ended December 31, 2015, 2014, and 2013.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
NOTE 1—ORGANIZATION
Kennedy-Wilson Holdings, Inc. (“KWH,” NYSE: KW), a Delaware corporation, and its wholly owned subsidiaries (collectively the "Company" or "Kennedy Wilson") and its consolidated subsidiaries (including KWE as defined below), collectively "KW Group", is a global real estate investment company.  We own, operate, and invest in real estate both on our own and through our investment management platform.  We focus on multifamily and commercial properties located in the Western U.S., UK, Ireland, Spain, Italy and Japan. To complement our investment business, the Company also provides real estate services primarily to financial services clients.

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION — The consolidated financial statements include the accounts of KW Group and voting interest entities which it controls. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, Kennedy Wilson evaluates its relationships with other entities to identify whether they are variable interest entities ("VIE") as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 810 – Consolidation and to assess whether it is the primary beneficiary of such entities. In determining whether Kennedy Wilson is the primary beneficiary of a VIE, qualitative and quantitative factors are considered, including, but not limited to: the amount and characteristics of Kennedy Wilson's investment; the obligation or likelihood for Kennedy Wilson to provide financial support; Kennedy Wilson's ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of Kennedy Wilson. Significant judgments related to these determinations include estimates about the future fair values and performance of real estate held by these VIEs and general market conditions. As of December 31, 2015, Kennedy Wilson has one VIE that is treated as an unconsolidated investment.
Kennedy Wilson Europe Real Estate Plc (“KWE,” LSE: KWE), a Jersey investment company formed to invest in real estate and real estate-related assets in Europe, closed its initial public offering ("IPO") on the London Stock Exchange during the quarter ended March 31, 2014, raising approximately $1.7 billion in gross proceeds. KWE is externally managed by a wholly-owned subsidiary of Kennedy Wilson incorporated in Jersey pursuant to an investment management agreement.  Due to the terms provided in the investment management agreement and Kennedy Wilson's equity ownership interest in KWE, pursuant to the guidance set forth in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 810 - Consolidation (“Subtopic 810”), the Company is required to consolidate KWE’s results in its consolidated financial statements.  Additionally, the Company invested $145.2 million of cash and contributed $58.3 million of assets acquired by the Company as part of the IPO. KWE completed a follow-on offering during the fourth quarter of 2014 where the Company participated based on its ownership percentage acquiring an additional 4.6 million shares for $75.0 million. Outside of the IPO and follow-on offering, the Company has acquired an additional 6.9 million ordinary shares for $119.3 million and owned approximately 18.2% of KWE’s total issued share capital as of December 31, 2015.
Prior to KWE's formation and for investments that do not meet KWE's investment guidelines, the Company has directly invested in 18 properties, five loan pools and a servicing platform in Europe that have total assets of $862.3 million included in the Company's consolidated balance sheet and $274.2 million of equity as of December 31, 2015. Four of the five loan pools were fully resolved as of December 31, 2015. As of December 31, 2015, the Company's weighted average ownership in these investments was 62%.
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
Management fees are primarily comprised of investment management, property services, and research fees. Investment management fees are earned from limited partners of funds, co-investments, or separate accounts and are generally based on a fixed percentage of committed capital or net asset value. Property services fees are earned for managing the operations of real

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

estate assets and are generally based on a fixed percentage of the revenues generated from the respective real estate assets. Research fees are earned from consulting arrangements. These fees are recognized as revenue ratably over the period that the respective services are performed. The Company provides investment management and property services on investments it also has an ownership interest in. These fees are eliminated in consolidation based on the Company's ownership interest in the underlying investment. During the year ended December 31, 2015, $75.0 million were eliminated in consolidation.
Performance fees or carried interest are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds and loan pool participations based on the cumulative performance of the fund and loan pools and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, Kennedy Wilson calculates the performance fee that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. Substantially all of the performance fees are recognized in investment management fees and substantially all of the carried interest is recognized in income from unconsolidated investments in our consolidated statements of operations. Total performances fees recognized to date through December 31, 2015 that may be reversed in future periods if there is negative fund performance totaled $18.8 million. Performance fees recognized during the years ended December 31, 2015, 2014, and 2013 were $18.0 million, $8.5 million and $17.5 million and the amounts that have not been received are included in accounts receivable—related parties in the accompanying consolidated balance sheet.
KWE is externally managed by one of the Company's wholly-owned subsidiaries (“KWE Manager”) pursuant to an investment management agreement in which capacity Kennedy Wilson will be entitled to receive certain management and performance fees.  KWE Manager is paid an annual management fee (payable quarterly in arrears) equal to 1% of KWE’s adjusted net asset value (EPRA NAV). The management fee payable to KWE Manager is paid half in cash and half in shares of KWE. KW Manager earned $23.3 million in management fees for the year ended December 31, 2015 which is eliminated in consolidation due to the Company's consolidation of KWE.
We are also entitled to receive an annual performance fee equal to 20% of the lesser of (i) the excess of the shareholder return for the relevant year (defined as the change in KWE’s adjusted net asset value per ordinary share plus dividends paid) over a 10% annual return hurdle, and (ii) the excess of year-end adjusted net asset value per ordinary share over a “high water mark.” The performance fee is payable in shares of KWE that vest equally over a three-year period. As of December 31, 2015, $43.7 million in such fees have been earned and accrued (not yet paid) by Kennedy Wilson which are also eliminated in consolidation due to the Company's consolidation of KWE. The final calculation of the performance fee will be completed after the conclusion of KWE’s financial year and such fee will be paid to Kennedy Wilson at that time.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

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
UNCONSOLIDATED INVESTMENTS — KW Group has a number of joint venture interests that were formed to acquire, manage, and/or sell real estate and invest in loan pools and discounted loan portfolios. Investments in unconsolidated investments are accounted for under the equity method of accounting as KW Group can exercise significant influence, but does not have the ability to control the unconsolidated investment. An investment in an unconsolidated investment is recorded at its initial investment and is increased or decreased by KW Group’s share of income or loss, plus additional contributions and less distributions. A decline in the value of an unconsolidated investment that is other than temporary is recognized when evidence indicates that such a decline has occurred in accordance with Equity Method Investments ASC Subtopic 323-10. As of December 31, 2015, the Company also had an investment in one joint venture which is a VIE in which the Company is not the primary beneficiary and therefore accounts for it under the equity method as well.
Profits on the sale of real estate held by unconsolidated investments in which KW Group has continuing involvement are deferred until such time that the continuing involvement has been concluded and all the risks and rewards of ownership have passed to the buyer. Profit on sales to unconsolidated investments in which KW Group retains an equity ownership interest results in partial sales treatment in accordance with Sale of Real Estate ASC Subtopic 360-20, thus deferring a portion of the gain as a result of KW Group’s continuing ownership percentage in the unconsolidated investment.
Kennedy Wilson records its investments in certain commingled funds it manages and sponsors ("the Funds") that are investment companies under the Investment Companies ASC Subtopic 946-10, based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. Thus, the Funds reflect their investments at fair value, with unrealized gains and losses resulting from changes in fair value reflected in their earnings. Kennedy Wilson has retained the specialized accounting for the Funds pursuant to Retention of Specialized Accounting for Investments in Consolidation ASC Subtopic 323-10 in recording its equity in joint venture income from the Funds.
Additionally, Kennedy Wilson elected the fair value option for nine investments in unconsolidated investment entities. Due to the nature of these investments, Kennedy Wilson elected to record these investments at fair value in order to report the value created in the underlying investments in the results of our current operations.
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

FAIR VALUE MEASUREMENTS — KW Group accounts for fair value measurements of financial assets and financial liabilities and for fair value measurements of non-financial items that are recognized or disclosed at fair value in the financial statements on a recurring basis under the provisions of Fair Value Measurements ASC Subtopic 820-10. Subtopic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When estimating fair value in the absence of an orderly transaction between market

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

participants, valuations of real estate are based on management estimates of the real estate assets using income and market approaches. The indebtedness securing the real estate and the investments in debt securities are valued, in part, based on third party valuations and management estimates also using an income approach.
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

NONCONTROLLING INTERESTS — Noncontrolling interests are reported within equity as a separate component of Kennedy Wilson's equity in accordance with Noncontrolling Interests in Consolidated Financial Statements ASC Subtopic 810-10. Revenues, expenses, gains, losses, net income or loss, and other comprehensive income are reported in the consolidated statements of operations at the consolidated amounts and net income and comprehensive income attributable to noncontrolling interests are separately stated. Management fees earned by KWE Manager for managing KWE are eliminated in consolidation however the amount attributable to the noncontrolling interest holders of KWE are recognized through net income (loss) attributable to noncontrolling interest holders.

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

At December 31, 2015, approximately 47% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies. Fluctuations in foreign exchanges rates may have a significant impact on the results of our operations. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. We typically hedge 50%-100% of the book equity exposure to these foreign currencies.
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
GOODWILL — Goodwill results from the difference between the purchase price and the fair value of net assets acquired based upon the purchase method of accounting for business combinations. In accordance with Accounting for Goodwill ASC Subtopic 350-20, goodwill is reviewed for impairment on an annual basis. The Company performs its annual review of impairment at year end and when a triggering event occurs between annual year end reviews. As a result of the evaluation performed as described above, Kennedy Wilson has determined that there was no impairment of goodwill as of December 31, 2015, 2014 and 2013.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

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
ACCOUNTS RECEIVABLE — Accounts receivable are recorded at the contractual amount as determined by the underlying agreements and do not bear interest. An allowance for doubtful accounts is provided when KW Group determines there are probable credit losses in KW Group’s existing accounts receivable and is determined based on historical experience. KW Group reviews its accounts receivable for probable credit losses on a quarterly basis. As of December 31, 2015, KW Group had an immaterial allowance for doubtful accounts and during the years ended December 31, 2015 and 2014 had recorded no provision for doubtful accounts.
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
EARNINGS PER SHARE — Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed based upon the weighted average number of shares of common stock and potentially dilutive securities outstanding during the periods presented. The dilutive impact of potentially dilutive securities including warrants, convertible securities, and unvested stock which were outstanding during the period. The warrants and unvested stock are calculated by the “treasury stock” method and the convertible securities under the "if converted" method.

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. The model will identify the contract, identify any separate performance obligations in the contract, determine the transaction price, allocate the transaction price and recognize revenue when the performance obligation is satisfied. The new standard will replace most existing revenue recognition in GAAP when it becomes effective for the Company on January 1, 2018. The Company does not expect the adoption of this standard to have a significant impact on the consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for KW Group in its 2016 annual statements with interim periods in 2017. Early adoption is permitted. KW Group has evaluated the impact and expects certain consolidated investments to be considered variable interest entities under the updated guidance.  However because our analysis concludes that we are the primary beneficiary of those entities, they will continue to be consolidated.  Accordingly the Company does not expect implementation of the guidance to have a material impact on KW Group’s consolidated financial statements.
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
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. Because the Company's existing operating lease commitments are not material and the accounting for leases by the lessor is substantially unchanged, the Company does not expect the ASU to have a significant impact on its results of operations or financial position.
RECLASSIFICATIONS — Certain balances included in prior years' financial statements have been reclassified to conform with the current year's presentation.

NOTE 3—LOAN PURCHASES AND ORIGINATIONS
KW Group's investment in loan purchases and originations was $299.7 million and $313.4 million at December 31, 2015 and December 31, 2014, respectively.
During the year ended December 31, 2015, KWH originated a loan to an existing joint venture for $38.7 million. With the loan, the joint venture purchased a note secured by a resort in Kona, Hawaii, for the same $38.7 million. Additionally, KWH fully resolved two loans for $8.7 million during the year ended December 31, 2015.
During the year ended December 31, 2015, KWE converted loans into a 100% direct ownership in a retail center located in Cavan, Ireland that had a carrying value of $11.7 million. Additionally, during the second quarter of 2015, KWE acquired a nonperforming loan secured by a residential property in London, England, for $108.4 million which was then converted to real estate in the fourth quarter of 2015. Lastly, in relation to the loans secured by an office building in Dublin, Ireland as discussed below for an amount of $53.0 million during 2014, KWE converted the loans into a 100% direct ownership interest in the office building during the first quarter of 2015.
During the year ended December 31, 2014, KWH foreclosed on a 133,000 square foot retail center and an adjacent 2.4 acre vacant lot in Van Nuys, CA that had a loan balance of $30.4 million, and converted it into real estate. Also during the third quarter of 2014, loans that KWH held on a building in Maui, HI and two related-party funds were paid off. Lastly, KWH acquired a loan secured by a Class A office building in Burbank, CA for $5.0 million.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

During the year ended December 31, 2014, KWE acquired the loans secured by a five-star hotel located in Dublin, Ireland for $152.4 million, which was then converted into a 100% direct ownership interest in the hotel in third quarter of 2014. KWE acquired five real estate loans under receivership which are secured against five properties located across England for $156.3 million, which had a balance of $146.1 million at December 31, 2014 due to foreign currency fluctuations. Also, KWE acquired subordinated notes secured by 20 commercial properties located throughout England and Scotland for $62.2 million, which were paid off in the third quarter of 2014. Additionally, KWE acquired the loans secured by 13 properties throughout Ireland for $97.0 million, which had a balance $92.4 million at December 31, 2014 due to foreign currency fluctuations. Lastly, during the fourth quarter of 2014, KWE acquired the loans secured by an office building in Dublin, Ireland for $53.0 million.
Interest Income from Notes Receivable
KW Group recognized interest income on loans of $19.5 million, $16.8 million, and $1.6 million during the years ended December 31, 2015, 2014, and 2013.

NOTE 4—REAL ESTATE AND ACQUIRED IN PLACE LEASE VALUE
The following table summarizes the Company's investment in consolidated real estate properties at December 31, 2015 and 2014:

	December 31,
(Dollars in millions)	2015	2014
Land	$1,471.5	$1,046.9
Buildings	3,905.5	2,945.1
Building improvements	247.2	75.1
Acquired in place lease values	421.8	282.6
	6,046.0	4,349.7
Less accumulated depreciation and amortization	(248.5)	(121.6)
Real estate and acquired in place lease values, net of depreciation and amortization	$5,797.5	$4,228.1

Real property, including land, buildings, and building improvements, are included in real estate and are generally stated at cost.  Buildings and building improvements are depreciated on the straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value and depreciated over their respective weighted-average lease term which was 7.8 years at December 31, 2015.

Depreciation and amortization expense on buildings, building improvements and acquired in place lease values for the years ended December 31, 2015, 2014 and 2013 was $157.3 million, $100.1 million and $13.4 million, respectively.

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

During the year ended December 31, 2015, KW Group acquired the following properties:

		At Acquisition(1)
Location	Description	Land	Building	Acquired in place lease values(2)	Investment debt	NCI(3)	KWH Shareholders' Equity
Western U.S.	153k square feet of commercial properties and 208 multifamily units(6)	$16.7	$56.0	$1.5	$55.0	$0.5	$18.7
United Kingdom	Portfolio of 176 commercial, retail, and industrial properties(4)	276.1	421.7	76.6	529.3	205.7	39.4
United Kingdom	Portfolio of 9 commercial properties(4)	104.4	178.7	45.4	—	270.4	58.1
Ireland	Dublin office buildings (4)	3.9	26.3	2.8	—	22.6	10.4
Spain	Two development projects(4)	—	43.9	—	—	36.8	7.1
Spain	16 supermarkets and shopping center(4)(5)	50.7	112.2	8.8	—	141.0	30.7
Italy	Portfolio of 9 commercial properties(4)(5)	47.5	135.1	28.1	—	172.5	38.2
		$499.3	$973.9	$163.2	$584.3	$849.5	$202.6
(1) Excludes acquisition expenses and net other assets. The purchase price allocations for properties acquired during the year ended December 31, 2015 are based on preliminary measurements of fair value that are subject to change. These allocations represent the Company's current best estimates of fair value.
(2)  Includes above and below market leases in this table. Above and below market leases are part of other assets and accrued expenses and other liabilities.
(3) Noncontrolling interest amounts associated with acquisition.
(4) These portfolios of properties were directly acquired and are held by KWE. Kennedy Wilson owns approximately 18.2% of the total issued share capital of KWE as of December 31, 2015.
(5) KWE recognized an acquisition related gain of $7.8 million due to improvements in market conditions when the acquisition was agreed to and when it subsequently closed.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

During the year ended December 31, 2014, KW Group acquired the following properties:

		At Acquisition(1)
Location	Description	Land	Building	Acquired in place lease values(2)	Investment debt	NCI(3)	KWH Shareholders' Equity
United Kingdom	Portfolio of 14 commercial, retail, and industrial properties(4)(5)	$30.0	$63.4	$24.4	$—	$58.9	$58.9
Western U.S.	193 room hotel	1.3	8.3	—	—	2.7	6.9
Ireland	24 apartment units, 2 penthouse units, and 1,000 square feet of retail	0.6	14.8	0.2	9.6	—	6.0
United Kingdom	26 commercial properties throughout England and Scotland(4)	58.5	155.9	33.4	—	217.6	30.2
Ireland	281 completed apartments and a partially completed residential block and 725k square feet of commercial space(4)(6)	32.9	81.5	1.2	78.9	0.1	36.6
Western U.S.	98k square foot retail center	2.4	5.8	0.4	6.0	0.7	1.9
Western U.S.	203 unit apartment building	2.7	24.0	0.3	13.3	0.4	13.3
Ireland	81 unit apartment building(4)	4.8	15.0	0.3	—	17.4	2.7
Ireland	13 commercial properties(4)	104.5	367.0	63.0	273.1	226.9	34.5
United Kingdom	21 commercial properties throughout England and Scotland(4)(7)	106.4	351.0	77.0	—	463.9	70.5
Western U.S.	542 unit apartment building	38.3	57.5	0.6	77.2	0.6	18.6
Ireland	138 room hotel and golf course(4)	6.8	30.6	—	—	32.4	5.0
Western U.S.	3 property portfolio with 1,212 units	21.3	106.2	1.3	86.7	—	42.1
United Kingdom	209 room hotel and two golf courses(4)	12.2	37.3	—	—	42.9	6.6
Western U.S.	118 unit apartment building	2.1	18.6	0.2	13.5	—	7.4
Ireland	130k square foot retail center(4)	7.2	34.4	17.0	—	50.8	7.8
United Kingdom	227k square foot office building	85.3	232.0	12.0	—	280.2	49.1
Western U.S.	324 unit apartment building	3.2	28.6	0.5	17.3	—	15.0
Western U.S.	280 unit apartment building	6.0	40.3	0.5	37.3	—	9.5
Spain	Commercial to multifamily conversion(4)	—	6.4	—	—	5.1	1.3
		$526.5	$1,678.6	$232.3	$612.9	$1,400.6	$423.9
(1) Excludes acquisition expenses and net other assets. The purchase price allocations for properties acquired during the year ended December 31, 2014 are based on preliminary measurements of fair value that are subject to change. These allocations represent the Company's current best estimates of fair value.
(2)  Includes above and below market leases in this table. Above and below market leases are part of other assets and accrued expenses and other liabilities.
(3) Noncontrolling interest amounts associated with acquisition.
(4) These portfolios of properties were directly acquired and are held by KWE. Kennedy Wilson owns approximately 14.9% of the total issued share capital of KWE as of December 31, 2014
(5) On February 28, 2014, the Company contributed its 50% interest in this portfolio to KWE as part of the Company's investment in KWE's initial public offering.
(6) This asset was sold to KWE on June 24, 2014.
(7) KWE recognized an acquisition-related gain of $15.6 million on the transaction due to its ability to acquire the underlying real estate at a discount to its fair value. See loans converted to real estate section below.
Consolidation of previously unconsolidated investments

During the year ended December 31, 2015, 2014 and 2013 the Company amended the existing operating agreements governing certain investments with its equity partners thereby allowing the Company to gain control of these operating investments. These joint ventures were previously accounted for on an equity method basis due to substantive participation of the equity partners in the operational control over the real estate assets.  The operating agreements of the investments were amended and restated to give Kennedy Wilson full operational control over the real estate assets while the equity partners retained only certain protective rights. Given that Kennedy Wilson now controls the joint ventures and the ultimate real estate assets held by the joint ventures under the amended and restated operating agreements, a change to the accounting treatment of these joint ventures from the equity method to consolidated treatment pursuant to ASC 810 Consolidation was required.
As a result of gaining control, the assets and liabilities of these properties were consolidated in KW Group's financial statements at fair value in accordance with FASB ASC Topic 805 Business Combinations. As the fair value of the property was

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

in excess of the carrying value of its ownership interest, an acquisition-related gain was recorded in the accompanying consolidated statement of operations for the years ended December 31, 2015, 2014 and 2013. See Note 6 - Fair Value Measurements for further detail of the methodology used to determine the fair value of the assets and liabilities acquired in these transactions.

Consolidations - 2015

The following table summarizes the assets and liabilities assumed as a result of gaining control of these properties and the acquisition-related gains recognized:

(Dollars in millions)
Property	Type	Location	Cash	Real estate and acquired in-place lease values	Accounts receivable and other assets	Accounts payable, accrued expenses, and other liabilities	Investment debt	Noncontrolling interests	Acquisition related gain(1)
1,468 units across multiple properties	Multifamily	Western US	$2.9	$283.6	$0.8	$3.9	$166.0	$0.7	$45.1
490K sq. ft. across multiple properties	Commercial	Western US	7.8	234.7	2.5	6.0	97.9	5.0	37.9
			$10.7	$518.3	$3.3	$9.9	$263.9	$5.7	$83.0
(1) $2.3 million was allocated to noncontrolling interest for the portion the acquisition related gain that relates to our equity partners ownership in the properties.

During 2015, Kennedy Wilson bought out equity interests from equity partners in a number of joint ventures based in Western United States where it acquired control of the underlying properties and consolidated real estate at fair value.

Consolidations - 2014
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

In December 2014, Kennedy Wilson increased its ownership in a previously unconsolidated investment in a 750-unit Western U.S. multifamily property from 42% to 87% and amended the existing operating agreement to gain control of the property

Consolidations - 2013

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
Loans converted to real estate
During 2015, KWE foreclosed on three office buildings in Ireland that were held in two different loans and took control of multifamily building outside of London.
During the 2014, Kennedy Wilson foreclosed on a 133,000 square foot retail center and an adjacent 2.4 acre vacant lot in Van Nuys, CA and the Shelbourne Hotel in Dublin, Ireland.
As a result of the foreclosures and taking title to the properties, the assets and liabilities of the retail center and hotel were consolidated in KW Group's financial statements at fair value under ASC Topic 805 - Business Combinations and the vacant lot was consolidated in KW Group's financial statements at fair market value. As the fair value of the assets was in excess of the basis in the previously held mortgage notes, KW Group recognized a $15.9 million gain on the three office buildings in Ireland and the multifamily building outside of London during 2015 and $3.7 million acquisition-related gain on the retail center and vacant land and a $28.6 million acquisition-related gain on the hotel during 2014.
KWE acquired subordinated notes on a portfolio of commercial properties in the United Kingdom during 2014 and later used its position as a debt holder to purchase the underlying real estate at a discount. KWE recognized an acquisition-related gain of $15.6 million (the Company's share was $2.1 million) on the transaction due to its ability to acquire the underlying real estate at a discount to its fair value.
Gains on real estate
During the year ended December 31, 2015, KW Group sold its investment in its Japanese multifamily portfolio, which resulted in a gain of $33.5 million before noncontrolling interest. Additionally, KWE sold non-core assets out of its United Kingdom commercial portfolio and the Company sold a retail pad during the year, which resulted in a gain of $38.9 million before noncontrolling interest. These gains are presented net as a component of non-operating income (expense) as the properties were treated as businesses at acquisition.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

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

The unaudited pro forma data presented below assumes that the acquisitions during the year ended December 31, 2015 occurred as of January 1, 2014.

	Unaudited
	Year Ended December 31,
(Dollars in millions, except for per share data)	2015	2014
Pro forma revenues	$672.8	$572.1
Pro forma income from unconsolidated subsidiaries	96.9	55.0
Pro forma net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	77.1	31.5
Pro forma net loss per share:
Basic	$0.75	$0.35
Diluted	$0.70	$0.34

NOTE 5—UNCONSOLIDATED INVESTMENTS

KW Group has unconsolidated investments through real estate related joint ventures and loan pool participations. The following table details its investments in joint ventures and loan pool participations as of December 31, 2015 and December 31, 2014:

	December 31,	December 31,
(Dollars in millions)	2015	2014
Investments in joint ventures	$443.6	$435.8
Investments in loan pool participations	1.3	56.4
Total	$444.9	$492.2
Investments in Joint Ventures
KW Group has a number of joint venture interests, generally ranging from 5% to approximately 50% ownership, that were formed to acquire, operate, develop, and/or sell real estate and invest in discounted loan purchases and loan originations. KW Group has significant influence over these entities, but not control, and accordingly, these investments are accounted for under the equity method.
Joint Venture Holdings
The following table details KW Group's investments in joint ventures by investment type and geographic location as of December 31, 2015:

	Multifamily	Commercial	Loan	Residential and Hotel	Other	Total
(Dollars in millions)
Western U.S.	$144.8	$51.4	$12.2	$180.1	$13.2	$401.7
Japan	5.8	—	—	—	—	5.8
United Kingdom	—	23.3	—	—	—	23.3
Spain	—	—	—	—	12.8	12.8
Total	$150.6	$74.7	$12.2	$180.1	$26.0	$443.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

The following table details our investments in joint ventures by investment type and geographic location as of December 31, 2014:

	Multifamily	Commercial	Loan	Residential and Hotel	Other	Total
(Dollars in millions)
Western U.S.	$134.5	$110.3	$50.3	$71.0	$9.3	$375.4
United Kingdom	—	31.5	—	—	—	31.5
Spain	—	—	—	—	28.9	28.9
Total	$134.5	$141.8	$50.3	$71.0	$38.2	$435.8
During the current year multifamily investments increased due to the Company's investment in VHH as discussed below which was offset by the sale of seven properties and the consolidation of two properties to real estate. Commercial investments decreased due to the sale of five properties and consolidation of three properties to real estate which was offset by a new investment in a Class A office building in Beverly Hills, CA. Joint venture investments in loan portfolio decreased due to the reclassification of an investment from loan to residential development during the year. Residential and hotel increased due to the reclassification of loan mentioned above, reclassification of a condo development that started the sales process during the year and was previously operated as a multifamily project and fair value gains on a development project that achieved entitlements during the year. The decline in the Spanish joint venture investment was due to the refinancing of debt and subsequent investing distribution that was made during the year.
Vintage Housing Holdings ("VHH")
During the second quarter of 2015, the Company purchased a 61% noncontrolling interest for $78.7 million in VHH, a venture that holds controlling interests in 30 syndicated limited partnerships ("LPs") that own multifamily properties via a traditional low-income tax credit structure in the Western United States. The remaining 39% is held by one non-affiliated entity who is appointed as the manager. Neither party controls VHH, and, accordingly, the Company accounts for its investment under the equity method.
The limited partnerships generate cash flow through their controlling interests in entities owning multifamily housing that is predominantly structured with low income housing credits to benefit the limited partnerships. The Company has elected the fair value option on its unconsolidated investment in VHH. During the year, the Company recognized a $14.0 million fair value gain through income from unconsolidated investments due to various factors including a sale of properties within the portfolio and a long period between the execution of binding agreements between the parties and the closing of the transaction.  Since the investment is accounted for under fair value, operating distributions are recorded as equity income. The Company additionally recognized $7.3 million in equity income related to operating distributions during the year.
Loan Pool Participations
As of December 31, 2015 and 2014, the Company's investment in loan pool participations totaled $1.3 million and $56.4 million, respectively.
Income from Unconsolidated Investments
For the year ended December 31, 2015, 2014, and 2013 equity in joint venture income was $93.1 million, $44.7 million, and $29.8 million.
The Company recognized realized gains on sales of joint venture investments mainly multifamily properties located in the Western United States during the year. In addition to the sales, equity in joint venture income during 2015 relates primarily to fair value gains during the year relating to improved market conditions and operating distributions in VHH, entitlements achieved on development projects, and commencing the sales process on a for sale condo project as well as improved property performance by investments held within our Funds totaling $34.9 million.
The increase in equity in joint venture income during 2014 compared to 2013 relates to the sale of the Company's 25% interest in a portfolio of commercial investments in Dublin, Ireland to KWE that resulted in a gain of $26.6 million on the Company's investment. This transaction was unanimously approved by the independent shareholders of KWE. There were no new European joint venture investments during 2014 so acquisition-related expenses were minimal compared to the prior period. Additionally, during the year ended December 31, 2013, the Company received $66.2 million in distributions related to resolutions in the UK Loan Pool and $23.2 million from its additional asset management fee arrangement. As a result of the substantial liquidation of

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

the loan pool in 2013, Kennedy Wilson recognized a $2.8 million loss in 2014 in foreign currency translations in the accompanying consolidated statements of operations.
The following table presents the interest income and foreign currency gain and (loss) recognized by Kennedy Wilson during the years ended December 31, 2015, 2014 and 2013 in each of the loan pools that were outstanding:

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Interest income recognized	$4.6	$9.5	$11.9
Foreign currency translation (loss) gain	(1.1)	(4.7)	(2.2)
	$3.5	$4.8	$9.7
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
There was no comparable activity during 2014 or 2015.
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
Changes in Control
During 2015, Kennedy Wilson bought out equity interests from equity partners in a number of joint ventures based in Western United States which consisted of 1,468 units across multiple multifamily properties and 490,000 square feet across multiple commercial properties.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

Contributions to Unconsolidated Investments
During the years ended December 31, 2015, 2014, and 2013, Kennedy Wilson made $184.3 million, $142.6 million, and $322.7 million, respectively, in contributions to new and existing joint venture investments.
See the table below for a breakdown of contributions to new joint venture investments for the years ended December 31, 2015, 2014 and 2013:

		Years Ended December 31,
(Dollars in millions)		2015		2014		2013
Investment Type	Region	No. of Properties	Initial Contribution	No. of Properties	Initial Contribution	No. of Properties	Initial Contribution
Commercial	Western U.S.	1	$9.1	—	$—	4	$30.3
Commercial	United Kingdom	—	—	14	57.2	42	92.2
Commercial	Ireland	—	—	—	—	14	38.7
Multifamily	Western U.S.	31	80.5	2	4.7	2	9.1
Multifamily	Ireland	—	—	—	—	1	58.0
Residential	Western U.S.	4	1.4	3	18.3	3	10.0
Residential	Japan	50	6.2	—	—	—	—
Other	Western U.S.	1	2.0	—	—	—	—
Other	Spain	—	—	—	—	1	27.2
Total		87	$99.2	19	$80.2	67	$265.5
In addition to the capital contributions above to new joint venture investments, the Company contributed $85.1 million, $62.4 million and $57.2 million to existing joint ventures to pay off external debt, fund our share of a development project and for working capital needs, during the years ended December 31, 2015, 2014, and 2013, respectively.
Distributions from Joint Ventures and Loan Pool Participations
The following table details cash distributions by investment type and geographic location for the year ended December 31, 2015:

	Multifamily		Commercial		Loan		Residential, Hotel and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$36.2	$69.9	$18.8	$35.4		$2.3	$12.9	$6.4	$67.9	$114.0
Japan	0.4	0.4	—	—			—	—	0.4	0.4
United Kingdom	—	—	1.2	1.8	6.5	41.5	—	—	7.7	43.3
Ireland	—	—	—	—	1.7	6.4	—	—	1.7	6.4
Spain	—	—	—	—			1.1	15.9	1.1	15.9
Total	$36.6	$70.3	$20.0	$37.2	$8.2	$50.2	$14.0	$22.3	$78.8	$180.0
Investing distributions resulted from the sale of multifamily properties in the Western United States, commercial properties in the Western United States and United Kingdom, and homes in residential development projects in the Western United States, the refinancing of property level debt, and loan resolutions. Operating distributions resulted from operating cash flow generated by the joint venture and loan pool participant investments.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

substantive participation rights may overcome this presumption of control. The Company accounts for joint ventures it is deemed not to control using the equity method of accounting while controlled entities are consolidated.
Capital Commitments
As of December 31, 2015, the Company has unfulfilled capital commitments totaling $39.8 million to five of its joint ventures. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of the Company's capital commitment obligations.
Guarantees
The Company has certain guarantees associated with loans secured by consolidated assets or assets held directly or in various joint ventures. As of December 31, 2015 the maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees was approximately $61.7 million which is approximately 1% of the property level debt of KW Group and its unconsolidated investments. The guarantees expire through 2026, and the Company’s performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds from the property. Based upon the Company’s evaluation of guarantees under ASC Subtopic 460-10 "Estimated Fair Value of Guarantees," the estimated fair value of guarantees made as of December 31, 2015 and 2014 is immaterial.
Summarized financial data
Summarized financial data of the joint ventures is as follows:

	December 31, 2015			December 31, 2014
(Dollars in millions)	Greater than 20% (1)	Other	Total(2)	Greater than 20% (1)	Other	Total(2)
Balance sheets for equity method investments:
Assets
Cash and restricted cash	$33.8	$55.7	$89.5	$43.7	$33.0	$76.7
Real estate	432.5	2,857.7	3,290.2	770.9	2,390.2	3,161.1
Other	33.5	108.0	141.5	56.9	49.3	106.2
Total assets	$499.8	$3,021.4	$3,521.2	$871.5	$2,472.5	$3,344.0

Liabilities
Debt	$202.7	$1,948.7	$2,151.4	$376.8	$1,523.2	$1,900.0
Other	37.3	97.7	135.0	44.8	48.3	93.1
Total liabilities	240.0	2,046.4	2,286.4	421.6	1,571.5	1,993.1
Partners’ capital
Kennedy Wilson - investments in joint ventures	25.7	194.2	219.9	84.8	281.0	365.8
Other partners	234.1	780.8	1,014.9	365.1	620.0	985.1
Total partners' capital-investments in joint ventures	259.8	975.0	1,234.8	449.9	901.0	1,350.9
Total liabilities and partners’ capital	$499.8	$3,021.4	$3,521.2	$871.5	$2,472.5	$3,344.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

Total investments in joint ventures are comprised of the following:

	December 31, 2015			December 31, 2014
(Dollars in millions)	Greater than 20% (1)	Other	Total(2)	Greater than 20% (1)	Other	Total(2)
Equity method	$25.7	$194.2	$219.9	$84.8	$281.0	$365.8
Fair value election investments	—	210.6	210.6	—	60.7	60.7
	25.7	404.8	430.5	84.8	341.7	426.5
Cost method	—	13.1	13.1	—	9.3	9.3
Total Investments in joint ventures	$25.7	$417.9	$443.6	$84.8	$351.0	$435.8
—————
(1) Equity in income from the joint venture or income from loan pool participation for the year ended December 31, 2013 exceeded 20% of Kennedy Wilson's income from continuing operations before income taxes for the year ended December 31, 2013. No individual investments in joint ventures or loan pool participation exceeded the income test for the years ended December 31, 2015 and amounts in current period greater than 20% are included as they exceed income threshold for the year ended December 31, 2014 or 2013. No individual investments in joint ventures or loan pool participation exceeds 20% of the total assets of Kennedy Wilson as of December 31, 2015 or 2014.
(2)  The balance sheets and income statements include all investments in joint ventures, which was determined to be significant investments for the purposes of S-X §210.3-09.
Equity in joint venture income for the years ended December 31:

(Dollars in millions)	2015	2014	2013
Net income allocation	$58.1	$46.5	$28.8
Unrealized gain on fair value option and fair value investments	35.0	(1.8)	1.0
Total equity in joint venture income	$93.1	$44.7	$29.8

Participation income allocation	$0.1	$2.1	$8.7

	Year Ended December 31, 2015			Year Ended December 31, 2014
(Dollars in millions)	Greater than 20% (1)	Other	Total(2)	Greater than 20% (1)	Other	Total(2)
Statements of income:
Revenues	$110.0	$391.5	$501.5	$385.1	$539.5	$924.6
Depreciation	25.6	70.5	96.1	52.1	60.2	112.3
Interest	12.8	73.5	86.3	22.2	79.8	102.0
Other expenses	42.4	70.9	113.3	254.9	380.8	635.7
Total expenses	80.8	214.9	295.7	329.2	520.8	850.0
Net income (3)	$29.2	$176.6	$205.8	$55.9	$18.7	$74.6
Net income allocation:
Kennedy Wilson - investments in joint ventures	$(3.0)	$61.1	$58.1	$5.0	$41.5	$46.5
Kennedy Wilson - investments in loan pool participation (2)	0.1	—	0.1	2.1	—	2.1
Other partners	32.2	115.5	147.7	34.1	(22.8)	11.3
Other partners - investments in loan pool participation(2)	(0.1)	—	(0.1)	14.7	—	14.7
Net income (3)	$29.2	$176.6	$205.8	$55.9	$18.7	$74.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

	Year Ended December 31, 2013
(Dollars in millions)	Greater than 20% (1)	Other	Total(2)
Statements of income:
Revenues	$229.6	$427.5	$657.1
Depreciation	58.1	57.9	116.0
Interest	42.3	86.8	129.1
Other expenses	83.6	271.7	355.3
Total expenses	184.0	416.4	600.4
Net income	$45.6	$11.1	$56.7
Net income allocation:
Kennedy Wilson - investments in joint ventures	$28.6	$0.2	$28.8
Kennedy Wilson - investments in loan pool participation(2)	8.7	—	8.7
Other partners - investments in joint ventures	(4.3)	10.9	6.6
Other partners - investments in loan pool participation	12.6	—	12.6
Net income	$45.6	$11.1	$56.7
—————
(1)    See discussion above.
(2)    See discussion above.

NOTE 6—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2015:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$212.8	$212.8
Marketable securities(1)	5.3	—	—	5.3
Currency forward contracts (2)	—	12.5	—	12.5
Currency option contracts	—	(0.8)	—	(0.8)
	$5.3	$11.7	$212.8	$229.8
(1) Included in other assets.
(2) See further discussion of currency forward contracts.
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2014:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$85.9	$85.9
Marketable securities	6.5	—	—	6.5
Currency forward contracts	—	23.9	—	23.9
Currency option contracts	—	6.7	—	6.7
	$6.5	$30.6	$85.9	$123.0
Marketable Securities
Marketable securities include Kennedy Wilson's investment in publicly traded equity securities. The carrying value of marketable securities is a level 1 valuation as the fair value is based off of unadjusted quoted market prices in active markets for identical securities. The amount above excludes Kennedy Wilson's 24.7 million shares in KWE as the investment is eliminated due to the consolidation of KWE's results in KW Group's financial statements. Based on the December 31, 2015 share price, Kennedy Wilson's investment in KWE had a market value of approximately $440.0 million (cost basis of $413.2 million). As of

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

December 31, 2015, the Company had a net investment of approximately £245.9 million in KWE, and had hedged 83% of this investment through using currency forward contracts and options, with a notional amount of £203.2 million.
Unconsolidated Investments
Kennedy Wilson elected to use the fair value option ("FV Option") for nine additional unconsolidated investments to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $182.2 million and $61.0 million at December 31, 2015 and 2014, respectively, which are included in unconsolidated investments in the accompanying balance sheets.
Kennedy Wilson records its investments in KW Property Fund III, L.P., Kennedy Wilson Real Estate Fund IV, and Fund V (the "Funds") based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. The Company’s investment balance in the Funds was $30.6 million and $24.9 million at December 31, 2015 and 2014, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets. As of December 31, 2015, the Company had unfunded capital commitments to the Funds in the amount of $38.1 million.
In estimating fair value of real estate held by the Funds and the nine FV Option investments, we consider significant unobservable inputs such as capitalization and discount rates.
The following table summarizes our investments in joint ventures held at fair value by type:

(Dollars in millions)	December 31, 2015	December 31, 2014
FV Option	$182.2	$61.0
Funds	30.6	24.9
Total	$212.8	$85.9
The following table presents changes in Level 3 investments, investments in investment companies and investments in joint ventures that elected the fair value option, for the years ended December 31:

(Dollars in millions)	2015	2014	2013
Beginning balance	$85.9	$81.1	$68.4
Unrealized and realized gains	42.3	1.8	5.3
Unrealized and realized losses	(0.1)	(2.5)	(0.3)
Contributions	125.5	20.0	10.8
Distributions	(39.9)	(10.5)	(3.1)
Other	(0.9)	(4.0)	—
Ending Balance	$212.8	$85.9	$81.1
The change in unrealized and realized gains and losses are included in income from unconsolidated investments in the accompanying consolidated statements of operations.
The change in unrealized gains and losses on level 3 investments during 2015 and 2014 for investments still held as of December 31, 2015 and 2014 were a gain of $32.0 million and a loss of $2.0 million, respectively.
In estimating fair value of real estate held by the Funds, nine unconsolidated investments that elected the fair value option investments and the value of the real estate consolidated (as further described in Note 4), the Company considers significant inputs such as capitalization and discount rates. The table below describes the range of inputs used as of December 31, 2015 for real estate assets:

Estimated rates used for
	Capitalization rates	Discount Rates
Office	4.50% — 9.00%	5.50% — 11.50%
Retail	6.20% — 9.00%	8.25% — 14.00%
Hotel	n/a	n/a
Multifamily	5.25% — 7.75%	7.75% — 9.75%
Loan	n/a	20.00%
Land and condominium units	n/a	8.00% — 15.00%

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

In valuing real estate related assets and indebtedness, Kennedy Wilson considers significant inputs such as the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by Kennedy Wilson for these types of investments range from 1.40% to 3.85%.
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
Currency forward and option contracts
KW Group has currency forward and option contracts to manage their exposure to currency fluctuations between its functional currency (U.S. dollars) and the functional currency (euros, GBP, and JPY) of certain of our subsidiaries. To accomplish this objective, KW Group hedged these exposures by entering into currency forward and option contracts to partially hedge KW Group's exposure to its net investment in certain foreign operations caused by currency fluctuations. The currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the foreign currency applied to the notional value in that foreign currency discounted at a market rate for similar risks. The Company’s currency options are valued using a variant of the Black-Sholes model tailored for currency derivatives. The Company has determined that, based on an evaluation of the significance of each of the inputs used to value these instruments, they are considered to be level 2 in their entirety. Although we have determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the derivative utilize Level 3 inputs. However, as of December 31, 2015, KW Group assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, we have determined that our derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
Changes in fair value are recorded in other comprehensive income in the accompanying consolidated statements of comprehensive income (loss) as the portion of the currency forward and option contracts used to hedge currency exposure of its certain consolidated subsidiaries qualifies as a net investment hedge under FASB ASC Topic 815. The fair value of the derivative instruments held as of December 31, 2015 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the balance sheet. See Note 12 for a complete discussion on other comprehensive income including currency forward and option contracts and foreign currency translations.
The table below details the currency forward contracts and currency option contracts KW Group had as of December 31, 2015:

(Amounts in millions, other than forward rate/strike price)							Fair Value Assets	Change in Unrealized Gains (Losses)
							December 31,	Year Ended December 31,
Currency Hedged	Type	Underlying Currency	Notional Amount	Trade Date	Settlement/Expiration Date	Forward Rate/Strike Price	2015	2015
EUR (2)	Option	USD	€130.0	3/10/2015 - 3/19/2015	3/7/2019 - 3/19/2020	1.0700 - 1.0960	$(0.5)	$(0.5)
GBP	Forward	USD	£103.0	2/25/2014 - 8/10/2015	10/9/2018 - 8/12/2020	1.5578 - 1.6371	13.2	9.3
GBP	Option	USD	£100.2	1/7/2015 - 8/17/2015	1/7/2016 - 8/17/2020	1.4235 - 1.5434	3.1	1.9
EUR (1)	Forward	GBP	€345.8	6/18/2014 - 6/29/2015	6/15/2016 - 6/30/2022	0.7110 - 0.8621	(0.6)	(6.6)
EUR (1)	Option	GBP	€175.0	3/13/2015 - 6/3/2015	3/15/2018 - 6/3/2020	0.7070 - 0.8115	(3.4)	(3.4)
YEN (2) (3)	Forward	USD	¥649.0	6/23/2015 - 8/21/2015	2/25/2016 - 6/25/2020	111.2600 - 121.5100	(0.1)	(0.1)
Total (3)							$11.7	$0.6
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Hedge is held by KWR on its wholly-owned subsidiaries.
(3) For the year ended December 31, 2015, $6.9 million loss recognized through other income on the consolidated statement of operations, due to a portion of hedge not designated as a net investment hedge.
(4) Hedges are presented gross in the consolidated balance sheet. Hedge assets are included in other assets and hedge liabilities are included in other liabilities.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

In addition to the hedge assets held above there was $13.4 million of unrealized gains recognized through other comprehensive income and $3.2 million of gains recognized through the consolidated statement of operations on currency derivative contracts that were settled during the period. These gains will remain in accumulated other comprehensive income until the underlying investments they were hedging are substantially liquidated by KW Group. There was also $15.1 million of gains recognized through the consolidated statement of operations associated with currency derivative contracts that were related to the Company's sale of its Japanese multifamily portfolio and resolutions of European loan pool investments.
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
The table below details the currency forward contracts KW Group had as of December 31, 2014:

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
(1) Hedge held by KWE on its wholly-owned subsidiaries.
(2) Hedge held by KWR on its wholly-owned subsidiaries.
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
KW Group accounts for its debt liabilities at face value plus net unamortized debt premiums and any fair value adjustments as part of business combinations. As of December 31, 2015 and 2014, the fair value of our senior notes payable, borrowings under lines of credit, and investment debt was estimated to be approximately $4.3 billion and $3.0 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and our credit risk to the current yield of a similar security, compared to their carrying value of $4.4 billion and $3.0 billion at December 31, 2015 and 2014, respectively. The inputs used to value our senior notes payable, borrowings under lines of credit, mortgage loans payable and junior subordinated debentures are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be level 2 inputs.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

NOTE 7—OTHER ASSETS
Other assets consist of the following:

	December 31,
(Dollars in millions)	2015	2014
Above-market leases, net of accumulated amortization of $19.6 million and $6.7 million at December 31, 2015 and 2014	103.3	$71.6
Loan fees, net of accumulated amortization of $13.6 million and $5.0 million at December 31, 2015 and 2014, respectively	48.4	36.0
Other, net of accumulated amortization of $3.0 million and $1.8 million at December 31, 2015 and 2014, respectively	36.5	25.8
Hedge assets	30.9	30.6
Office furniture and equipment net of accumulated depreciation of $14.0 million and $5.7 million at December 31, 2015 and December 31, 2014, respectively	27.9	22.0
Goodwill	23.9	23.9
Deferred tax asset, net	22.2	27.6
Prepaid expenses	10.1	11.2
Marketable securities(1)	4.3	6.5
Deposits	4.2	49.9
	$311.7	$305.1
(1) The amount above excludes Kennedy Wilson's 24.7 million shares in KWE as the investment is eliminated due to the consolidation of KWE's results. Based on the closing price of KWE shares on December 31, 2015, the fair value of Kennedy Wilson's investment in KWE is $440.0 million.
Depreciation and amortization expense related to the above depreciable assets were $31.0 million, $11.3 million, and $4.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 8—INVESTMENT DEBT

Mortgage loans at December 31, 2015 and 2014 consist of the following:

(Dollars in millions)		Carrying amount of investment debt as of December 31, (1)
Types of Property Pledged as Collateral (KWH Consolidated)	Region	2015	2014
Multifamily (1)	Western U.S.	$835.2	$565.5
Commercial	Western U.S.	286.4	131.0
Residential, Hotel, and Other	Western U.S	39.4	37.2
Multifamily (1)	Japan	—	242.9
Commercial	Japan	2.0	2.1
Commercial (1)(2)	Ireland	380.3	412.5
Multifamily (1)(2)	Ireland	187.1	133.6
Residential and Other(1)(2)	Ireland	7.3	29.0
Hotel	Ireland	78.2	72.9
Residential and Other(1)(2)	Spain	3.4	—
Commercial (1)(2)	United Kingdom	976.2	569.2
Secured investment debt		$2,795.5	$2,195.9

Unsecured investment debt(1),(2)	United Kingdom	862.7	—
Investment Debt		$3,658.2	$2,195.9
————————————————————
(1) The mortgage loan payable balances include unamortized debt premiums. Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan (discount) premium as of December 31, 2015 and 2014 was $(5.4) million and $15.4 million.
(2) Includes $2,102.2 million and $861.7 million of investment debt on properties that were acquired and held by KWE as of December 31, 2015 and 2014, respectively. Kennedy Wilson owns approximately 18.2% and 14.9% of the total issued share capital of KWE as of December 31, 2015 and 2014, respectively. See the table below for detailed breakout.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

(Dollars in millions)		Carrying amount of investment debt as of December 31, (1)
Types of Property Pledged as Collateral (KWE)	Region	2015	2014
Commercial (1)(2)	Ireland	286.7	323.8
Multifamily (1)(2)	Ireland	51.5	40.3
Residential and Other(1)(2)	Ireland	—	14.6
Residential and Other(1)(2)	Spain	3.4	—
Commercial (1)(2)	United Kingdom	897.9	483.0
Investment Debt		$1,239.5	$861.7

Unsecured(1),(2)	United Kingdom	862.7	—
		$2,102.2	$861.7
————————————————————
(1) The mortgage loan payable balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan (discount) premium as of December 31, 2015 and 2014 was $(13.6) million and $0 million, respectively.
(2) Kennedy Wilson owns approximately 18.2% and 14.9% of the total issued share capital of KWE as of December 31, 2015 and 2014.

The investment debt had a weighted average interest rate of 3.19% and 3.03% per annum at December 31, 2015 and 2014. As of December 31, 2015, 67% of KW Group's property level debt is fixed rate, 17% is floating rate with interest caps and 16% is floating rate without interest caps. As of December 31, 2014, 43% of our property level debt was fixed rate, 38% is floating rate with interest caps and 19% is floating rate without interest caps.

During the second quarter of 2015, KWE completed its inaugural bond offering ("KWE Bonds") of approximately $442.0 million (based on December 31, 2015 rates) (£300 million) in 3.95% fixed-rate senior unsecured bonds due 2022. The KWE Bonds were issued at a discount and have a carrying value of $435.4 million at December 31, 2015. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros.

In addition, during the fourth quarter of 2015, KWE establishment of a £2.0 billion (approximately $2.9 billion based on December 31, 2015 rates) Euro Medium Term Note ("EMTN") Programme. Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. During the fourth quarter of 2015, KWE drew down under its EMTN Programme, with the issuance of senior unsecured notes for an aggregate principal amount of approximately $434.7 million (€400 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $427.3 million with an annual fixed coupon of 3.25%, and mature in 2025.  The KWE Notes rank pari passu with the KWE Bonds, and are subject to the same restrictive covenants.

The trust deed that governs the bonds contain various restrictive covenants for KWE, including, among others, limitations on KWE’s and its material subsidiaries’ ability to provide certain negative pledges. The trust deed limits the ability of KWE and its subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the incurrence of the new indebtedness, (1) KWE’s consolidated net indebtedness (as defined in the trust deed) would exceed 60% of KWE’s total assets (as calculated pursuant to the terms of the trust deed); and (2) KWE’s consolidated secured indebtedness (as defined in the trust deed) would exceed 50% of KWE’s total assets (as calculated pursuant to the terms of the trust deed). The trust deed also requires KWE, as of each reporting date, to maintain an interest coverage ratio (as defined in the trust deed) of at least 1.50 to 1.00 and have unencumbered assets of no less than 125% of its unsecured indebtedness (as defined in the trust deed). As of December 31, 2015, KWE was in compliance with these covenants.

In August 2014, KWE entered into a three-year unsecured floating rate revolving debt facility ("KWE Facility") with Bank of America Merrill Lynch, Deutsche Bank, and J.P. Morgan Chase of approximately $331.5 million (£225 million) based on rates as of December 31, 2015. During the year ended December 31, 2015, KWE drew $55.7 million and repaid $56.0 million on its unsecured credit facility to fund acquisitions. The maximum amount drawn on the unsecured credit facility at any one point during the year ended December 31, 2015 was $56.0 million. The difference in amounts is based on different exchange rates at the time of the initial draw-downs and subsequent repayment. As of December 31, 2015, the unsecured credit facility was undrawn and $331.5 million (£225 million) based on rates as of December 31, 2015 was still available.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

During the year ended December 31, 2015, four mortgage loans were consolidated, five acquisitions were partially financed with mortgages, 11 existing mortgages were refinanced, four properties acquired supplemental financing, and two existing investments that closed all equity were subsequently partially financed with mortgages. See Note 4 for more detail on the acquisitions and the investment debt associated with them.
The aggregate maturities of mortgage loans and notes payable subsequent to December 31, 2015 are as follows:

(Dollars in millions)
2016	$43.5
2017	190.3
2018	232.6
2019	859.2
2020	264.9
Thereafter	2,073.1
3,663.6
Debt discount	(5.4)
$3,658.2

NOTE 9—BORROWINGS UNDER LINES OF CREDIT
KWH Facility
Kennedy Wilson had an unsecured revolving credit facility ("Pre-Existing KWH Facility") with U.S. Bank and East-West Bank and Bank of Ireland that bears interest at a rate equal to LIBOR plus 2.75% and had a maturity date of October 1, 2016. In July 2014 Kennedy-Wilson, Inc. increased its unsecured corporate line of credit facility from $140.0 million to $300.0 million. The increase was driven by the admission of Bank of America, N.A., Deutsche Bank AG New York Branch and J.P. Morgan Chase Bank, N.A. to the existing lender syndicate and an increased commitment from The Governor and Company of the Bank of Ireland.
In December 2015, Kennedy Wilson extinguished the Pre-Existing KWH Facility, which resulted in a $1.0 million loss on early extinguishment of corporate debt.
On December 10, 2015, Kennedy-Wilson, Inc. (the “Borrower”), a wholly-owned subsidiary of Kennedy-Wilson Holdings, Inc. (the “Company”) entered into a $475 million unsecured revolving credit facility (the “KW Revolving Facility”) with a syndicate of lenders including JPMorgan Chase Bank, N.A., Deutsche Bank AG New York Branch, U.S. Bank N.A., East West Bank, Fifth Third Bank, The Governor and Company of the Bank of Ireland, Compass Bank, City National Bank, and Bank of America, N.A., as administrative agent and letter of credit issuer. Loans under the KW Revolving Facility bear interest at a rate equal to LIBOR plus 2.50% or 3.00%, depending on the consolidated leverage ratio as of the applicable measurement date, and have a maturity date of December 10, 2018. Subject to certain conditions precedent and at the Borrower’s option, the maturity date of the KW Revolving Facility may be extended by one year.
The KW Revolving Facility has certain covenants that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, repurchase capital stock or debt, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The credit agreement that governs the KW Revolving Facility requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the credit agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.60 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $920,660,504.65 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of September 30, 2015 financial statements, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the credit agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the credit agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the credit agreement) and $138,187,197, (vi) a maximum adjusted secured leverage ratio (as defined in the credit agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the credit agreement) of at least $250 million.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

As of December 31, 2015, the Company’s consolidated leverage ratio was 54%, its fixed charge coverage ratio was 3.9 to 1.00, its consolidated tangible net worth was $1,329.6 million, its adjusted secured leverage ratio was 40.8%, its secured recourse leverage ratio was 1.5%, its recourse leverage ratio was 0.58, and liquidity was $690.5 million. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
The average outstanding borrowings under the Pre-Existing KWH facility were $35.4 million and $22.9 million during the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, there was $0.0 million outstanding under the KW Revolving Facility. As of December 31, 2014, there was $125.0 million outstanding under the Pre-Existing KWH Facility.

NOTE 10—SENIOR NOTES

(Dollars in millions)			December 31, 2015			December 31, 2014
				Unamortized			Unamortized
	Interest Rate	Maturity Date	Face Value	Net Premium/(Discount)	Carrying Value	Face Value	Net Premium/(Discount)	Carrying Value
2042 Notes	7.75%	12/1/2042	$55.0	$—	$55.0	$55.0	$—	$55.0
2024 Notes	5.88%	4/1/2024	650.0	(2.4)	647.6	650.0	(2.6)	647.4
Senior Notes			$705.0	$(2.4)	$702.6	$705.0	$(2.6)	$702.4
In March 2014, Kennedy Wilson completed a public offering of $300.0 million aggregate principal amount of 5.875% Senior Notes, due April 1, 2024 (the "2024 Notes"). The 2024 Notes were issued and sold at a public offering price of 99.068% of their principal amount by Kennedy-Wilson, Inc. (the “Issuer”), a wholly owned subsidiary of Kennedy Wilson.
In November 2014, the Company completed an additional public offering of $350.0 million aggregate principal amount of 5.875% Senior Notes, due 2024. The additional 2024 Notes have substantially identical terms as the 2024 Notes mentioned above, and are treated as a single series with the 2024 Notes under the 2024 Indenture. The additional 2024 Notes were issued and sold at a public offering price of 100.0% of their principal amount, plus accrued interest from, and including, October 1, 2014 by the Issuer. The amount of the 2024 Notes included in the accompanying consolidated balance sheets was $647.6 million at December 31, 2015.
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
In December 2012, Kennedy Wilson completed a public offering of $55.0 million aggregate principal amount of 7.75% Senior Notes due 2042 ("2042 Notes"). The 2042 Notes were issued and sold at a public offering price of 100% of their principal amount by Kennedy-Wilson, Inc. (the “Issuer”), a wholly owned subsidiary of Kennedy Wilson. The amount of the 2042 Notes included in the accompanying consolidated balance sheets was $55.0 million at December 31, 2015 and 2014, respectively.
The indentures governing the 2024 Notes and the 2042 Notes contain various restrictive covenants, including, among others, limitations on our ability and the ability of certain of the Company's subsidiaries to incur or guarantee additional indebtedness, make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens on assets, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indentures governing the 2024 Notes and the 2042 Notes limits the ability of Kennedy Wilson and certain of its subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy Wilson's maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of December 31, 2015, the balance sheet leverage ratio was 0.62 to 1.00. See Note 19 for the guarantor and non-guarantor financial statements.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

NOTE 11—JUNIOR SUBORDINATED DEBENTURES
In September 2014, Kennedy Wilson extinguished its junior subordinated debt with a face value of $40.0 million for $41.5 million which resulted in a $1.5 million loss on early extinguishment of corporate debt.

NOTE 12—RELATED PARTY TRANSACTIONS
Related party revenue is fees and other income received from investments in which we have an ownership interest, excluding amounts eliminated in consolidation discussed below. The table below presents related party fees earned during the periods:

	Year ended December 31,
(Dollars in millions)	2015	2014	2013
Investment management, property services, and research fees	$37.8	$57.4	$46.0
Total related party revenue	$37.8	$57.4	$46.0
The Company provides management and property services on properties in which it also has an ownership interest. Fees earned on consolidated properties are eliminated in consolidation and fees on unconsolidated investments are eliminated for the portion that relate to the Company's ownership interest. During the years ended December 31, 2015, 2014 and 2013 fees of $75.0 million, $21.6 million and $4.3 million were eliminated in consolidation.
Please refer to footnote 4 for details of certain transactions with existing partners.

NOTE 13—INCOME TAXES
The table below represents a geographical breakdown of book income (loss) before the provision for income taxes:

	Year ended December 31,
(Dollars in millions)	2015	2014	2013
Domestic	$61.2	$60.2	$27.4
Foreign	51.2	62.3	(10.6)
Total	$112.4	$122.5	$16.8
The U.S. and foreign components of provision for (benefit from) income taxes consisted of the following components. However, it is not reflective of the cash tax results of the Company.

	Year ended December 31,
(Dollars in millions)	2015	2014	2013
Federal
Current	$0.2	$—	$(0.1)
Deferred	13.2	31.0	5.2
	13.4	31.0	5.1
State
Current	—	0.1	—
Deferred	0.3	5.2	(0.1)
	0.3	5.3	(0.1)
Foreign
Current	31.9	4.1	0.3
Deferred	7.8	(8.0)	(2.4)
	39.7	(3.9)	(2.1)

Total	$53.4	$32.4	$2.9

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

A reconciliation of the statutory federal income tax rate of 35% with Kennedy Wilson’s effective income tax rate is as follows:

	Year ended December 31,
(Dollars in millions)	2015	2014		2013
Tax computed at the statutory rate	$39.3	$41.8		$5.6
Foreign permanent differences, primarily non-deductible depreciation, amortization and acquisition-related expenses in the United Kingdom	13.7	0.3		—
Sale of KWR, investment basis difference	10.6	—		—
Effect of foreign taxes, net of foreign tax credits	(3.8)	3.4		2.3
Noncontrolling interests	(2.8)	(22.7)		(6.9)
Adjustment to investment basis	1.4	2.0		—
Non-vested stock expense	1.0	—		—
State income taxes, net of federal benefit	(1.5)	2.7		—
Other	(4.5)	4.9		1.9
Provision for (benefit from) income taxes	$53.4	$32.4	—	$2.9
Cumulative tax effects of temporary differences are shown below at December 31, 2015 and 2014:

	Year ended December 31,
(Dollars in millions)	2015	2014
Deferred tax assets:
Foreign currency translation	$113.6	$91.5
Net operating loss carryforward and credits	87.5	40.9
Stock option expense	8.0	4.2
Marketable securities	0.4	0.3
Accrued reserves	0.3	0.3
Total deferred tax assets	209.8	137.2
Valuation allowance	(37.7)	(3.4)
Net deferred tax assets	172.1	133.8

Deferred tax liabilities:
Investment basis, depreciation, amortization and reserve differences	125.6	91.7
Hedging transactions	15.5	11.7
Prepaid expenses and other	6.5	0.5
Capitalized interest	2.3	2.3
Total deferred tax liabilities	149.9	106.2

Deferred tax asset (liability), net	$22.2	$27.6
As of December 31, 2015, Kennedy Wilson had federal net operating losses of $133.2 million. These net operating losses begin to expire in the year 2030. As of December 31, 2015, there were also California net operating loss carryforwards of approximately $84.8 million. The California net operating losses begin to expire in the year 2028. In addition, Kennedy Wilson has $5.2 million of other state net operating losses. As of December 31, 2015, Kennedy Wilson had $164.3 million of foreign net operating losses carryforwards which have no expiration date. We also have foreign tax credit of $10.4 million, which begins to expire in the year 2017.
During the years ended December 31, 2015 and 2014, our valuation allowance on deferred tax assets increased by $34.3 million and $3.1 million, respectively. The increase in the valuation allowance in 2015 principally relates to acquired operating loss carryovers in Scotland and Spain where we have concluded that the loss carryovers are not more likely than not realizable. The increase in the 2014 valuation allowance relates to operating losses sustained from one of our consolidated investments in the United Kingdom.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

Presently a deferred tax liability for undistributed earnings of subsidiaries located outside the United States has not been recorded. These earnings may become taxable upon a payment of a dividend or as a result of a sale or liquidation of the subsidiaries. At this time the Company does not have plans to repatriate income from its foreign subsidiaries, however to the extent that the Company is able to repatriate such earnings in a tax free manner, or in the event of a change in the capital situation or investment strategy, it is possible that the foreign subsidiaries may pay a dividend which would impact our effective tax rate. Unremitted earnings of foreign subsidiaries, which have been, or are intended to be permanently invested, aggregated approximately $4.7 million as of December 31, 2015. If these subsidiaries' earnings were repatriated to the United States, additional U.S. income taxes of $1.6 million would be incurred.
There were no gross unrecognized tax benefits at December 31, 2015 and 2014. Management has considered the likelihood and significance of possible penalties associated with Kennedy Wilson's current and intended filing positions and has determined, based on its assessment, that such penalties, if any, would not be significant.
Kennedy Wilson's federal and foreign statutory income tax returns remain open to examination for the years 2012 through 2014.
For income tax purposes, distributions paid to common stockholders and preferred shareholders are return of capital for the year ended December 31, 2015.

NOTE 14—COMMITMENTS AND CONTINGENCIES
Future minimum lease payments under scheduled operating leases that have initial or remaining noncancelable terms in excess of one year are as follows:

(Dollars in millions)
Year ending December 31,
2016	$3.3
2017	2.1
2018	1.6
2019	1.5
2020	1.5
Thereafter	2.9
Total minimum payments	$12.9
Rental expense was $4.4 million, $4.3 million, and $3.6 million for the years ended December 31, 2015, 2014, and 2013, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations.
GUARANTEES—The Company has provided guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees were approximately $61.7 million at December 31, 2015. The guarantees expire by the year end of 2026 and Kennedy Wilson's performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sales proceeds of the property.
CAPITAL COMMITMENTS—As of December 31, 2015 and 2014, the Company has unfunded capital commitments to its joint ventures in the amounts of $39.8 million and $33.1 million.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

NOTE 15—STOCK COMPENSATION PLANS
In November 2009, Kennedy Wilson adopted the 2009 Equity Participation Plan ("the Equity Plan") that allowed for the grant of up to approximately 2.5 million shares of common stock. As of December 31, 2015 all the restricted share awards were granted to employees, which vest ratably over a five year period. Vesting of the restricted share awards was contingent upon the expected achievement of a performance target as of the initial vesting date of November 13, 2010 and each of the next four years thereafter. The performance targets were achieved for 2011, 2012, 2013, 2014 and 2015. From inception of the plan through December 31, 2015, 2,576,919 shares have vested and 60,125 shares have been forfeited. The Company re-granted the forfeited shares in 2013 to certain employees. The restricted share awards are recognized as expense on a tranche by tranche basis over the five year performance period. As of December 31, 2015, there was $0.2 million of unrecognized compensation cost for the Equity Plan related to unvested restricted shares.
In June 2012, Kennedy Wilson adopted and its shareholders approved the Amended and Restated 2009 Equity Participation Plan (the "Amended and Restated Plan") under which an additional 3.2 million shares of common stock have been reserved for restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2009 Amended and Restated Equity Participation Plan were set by the Company's compensation committee at its discretion. During the year ended December 31, 2012, 3.2 million shares of restricted common stock were granted under the Amended and Restated Plan along with 5,000 shares which remained under the original plan. The shares that were granted vest over five years with 40% vesting ratably in the first four years of the award period and the remaining 60% in the fifth year of the award period. Vesting of the restricted share awards is contingent upon the expected achievement of a performance target in each year of the award period with the initial vesting of the first 10% in January 2013. The performance targets were achieved for 2012, 2013, 2014 and 2015. From inception of the plan through December 31, 2015, 921,756 shares have vested and 125,248 shares have been forfeited. The Company re-granted the forfeited shares to certain employees. As of December 31, 2015, there was $28.0 million of unrecognized compensation cost for the Equity Plan related to unvested restricted shares which will vest over the next two years.
In July 2014, Kennedy Wilson adopted and its shareholders approved the Amended and Restated 2009 Equity Participation Plan under which an additional 6.0 million shares of common stock have been reserved for restricted stock grants to officers, employees, non-employee directors and consultants. During the year ended December 31, 2015 and 2014, 1.7 million and 3.3 million shares, respectively, of restricted common stock were granted under the 2009 Amended and Restated Equity Participation Plan. The terms of the awards granted under the Amended and Restated Plan were set by the Company's compensation committee at its discretion. The shares will vest ratably over a three, four or five-year year period based on the achievement of certain performance targets. The performance periods will be measured for the awards will be the Company’s fiscal years ending December 31, 2014, 2015, 2016, 2017, 2018 and 2019. The shares which were granted with a three year vesting period have a three year sale restriction period upon vesting. Due to the lack of marketability of these shares with the three year sale restriction period upon vesting, a 15% discount was applied to the grant price these shares when computing stock compensation expense. From inception of the plan through December 31, 2015, 704,000 shares have vested and 44,400 have been forfeited. As of December 31, 2015, there was $85.7 million of unrecognized compensation cost for the Equity Plan related to unvested restricted shares which will vest over the next five years.
    During the years ended December 31, 2015, 2014 and 2013, Kennedy Wilson recognized $30.8 million, $15.8 million and $7.5 million of compensation expense related to the vesting of restricted common stock and is included in compensation and related expense in the accompanying consolidated statements of operations.
The following table sets forth activity under the Equity Plan and Amended and Restated Plan:

Shares
Nonvested at December 31, 2013	3,357,202
Granted	3,147,500
Vested	(855,494)
Forfeited	(2,475)
Nonvested at December 31, 2014	5,646,733
Granted	1,754,750
Vested	(1,069,990)
Forfeited	(57,148)
Nonvested at December 31, 2015	6,274,345

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

Employee Benefit Arrangements
Kennedy Wilson has a qualified plan under the provisions of Section 401(k) of the Internal Revenue Code. Under this plan, participants are able to make salary deferral contributions of up to 75% of their total compensation, up to a specified maximum. The 401(k) plan also includes provisions which authorize Kennedy Wilson to make discretionary contributions. During the years ended December 31, 2015, 2014 and 2013, Kennedy Wilson made matching contributions of $0.3 million, $0.2 million, and $0.2 million, respectively to this plan and they are included in compensation and related expenses in the accompanying consolidated statements of operations.

NOTE 16—EQUITY
Common Stock
During the year ended December 31, 2015, Kennedy Wilson had completed an offering of 8.6 million shares of its common stock, which raised $215.3 million of net proceeds, excluding issuance costs of $0.3 million.
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
The series A Preferred Stock converted into 8,554,948 common shares on May 19, 2015 at a price of $11.69 per share. The series B Preferred Stock is convertible into common stock at any time at the option of the holder prior to November 3, 2018 and is mandatorily convertible into common stock on November 3, 2018. The current conversion price is $9.98 per share as of December 31, 2015 and is subject to further adjustment pursuant to customary anti-dilution provisions. The series B Preferred Stock has a dividend rates of 6.452% payable quarterly and 32,550 shares are still outstanding as of December 31, 2015.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

Dividend Distributions
Kennedy Wilson declared and paid the following cash dividends on its common and preferred stock:

(Dollars in millions)	Year Ended December 31, 2015		Year Ended December 31, 2014
	Declared	Paid	Declared	Paid
Preferred Stock
Series A(1)	$1.5	$1.5	$6.0	$6.0
Series B	2.1	2.1	2.1	2.1
Total Preferred Stock	3.6	3.6	8.1	8.1
Common Stock	53.3	48.2	33.6	30.8
Total (2)	$56.9	$51.8	$41.7	$38.9
—————
(1) The decrease in Series A dividends during the current year is due to the conversion into common shares during the second quarter 2015. See discussion above.
(2) The difference between declared and paid is the amount accrued on the consolidated balance sheets.

Accumulated Other Comprehensive Income
The following table summarizes the changes in each component of accumulated other comprehensive income (loss) ("AOCI"), net of taxes:

(Dollars in millions)	Foreign Currency Translation	Foreign Currency Derivative Contracts	Marketable Securities	Total Accumulated Other Comprehensive Income

Balance at December 31, 2014	$(42.4)	$14.4	$(0.2)	$(28.2)
Unrealized (losses) gains, arising during the period	(175.4)	20.9	0.1	(154.4)
Amounts reclassified out of AOCI during the period	18.8	(9.0)	(0.1)	9.7
Taxes on unrealized (losses) gains, arising during the period	37.1	(14.6)	—	22.5
Noncontrolling interest	92.0	10.7	—	102.7
Balance at December 31, 2015	$(69.9)	$22.4	$(0.2)	$(47.7)
The local currencies for our interests in foreign operations include the euro, the British pound sterling, and the Japanese yen. The related amounts on our balance sheets are translated into U.S. dollars at the exchange rates at the respective financial statement date, while amounts on our statements of operations are translated at the average exchange rates during the respective period. The increase in the unrealized losses on foreign currency translation is a result of the strengthening of the U.S. dollar against the Japanese yen, euro and British pound sterling during the year ended December 31, 2015.
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
Noncontrolling Interests
Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries,

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

and are presented separately on KW Group's balance sheet. As of December 31, 2015 and 2014 the Company has noncontrolling interest of $1.7 billion and $2.1 billion. The decrease in noncontrolling interests during 2015 is primarily due to the Company's distributions to noncontrolling interests of $239.2 million. The Company also allocated $15.7 million of loss, $102.7 million of other comprehensive losses and received contributions of $14.5 million to noncontrolling interest holders.

NOTE 17—EARNINGS PER SHARE
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
Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. Because KW Group incurred losses for year ended December 31, 2013, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding for that period. The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the years ended December 31, 2015, 2014, and 2013:
The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
(Dollars in millions, except share amounts and per share data)	2015	2014	2013
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$71.1	$13.8	$(14.5)
Net income and dividends allocated to participating securities	(2.9)	(1.4)	(0.9)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	68.2	12.4	(15.4)
Dividends declared on common shares	(51.1)	(32.3)	(20.9)
Undistributed (losses) earnings attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$17.1	$(19.9)	$(36.3)

Distributed earnings per share	$0.48	$0.36	$0.28
Undistributed (losses) earnings per share	0.18	(0.22)	(0.49)
Income (loss) per basic	0.66	0.14	(0.21)

Income (loss) per diluted	$0.66	$0.14	$(0.21)

Weighted-average shares outstanding for basic	103,261,513	89,200,855	71,159,919
Weighted average shares outstanding for diluted	109,553,728	91,555,214	71,159,919
Dividends declared per common share	$0.48	$0.36	$0.28
All potentially dilutive securities were dilutive during the year ended December 31, 2015. The dilutive shares from convertible securities have not been included in the diluted weighted average shares as Kennedy Wilson for the year ended December 31, 2014 as they are anti-dilutive. For the year ended December 31, 2013 the dilutive shares for warrants, convertible securities, and unvested shares have not been included as they are anti-dilutive. There was a total of 11,100,074 and 13,494,478 potentially dilutive securities as of December 31, 2014 and 2013 not included as part of the calculation above as they were anti-dilutive.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

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
KW Investments
We invest our capital in real estate assets and loans secured by real estate either on our own or through our investment management platform. When we have partners, we are typically the general partner in the arrangement with a promoted interest in the profits of our investments beyond our ownership percentage. The Company has an average ownership interest across all investments of approximately 38% as of December 31, 2015. Our equity partners include public shareholders, financial institutions, foundations, endowments, high net worth individuals and other institutional investors. See the "Business Segments" section in Item 1 for a more detailed discussion of the different components of the KW Investments segment.
Substantially all of the revenue—related party was generated via inter-segment activity for the years ended December 31, 2015, 2014 and 2013. Generally, this revenue consists of fees earned on investments in which Kennedy Wilson also has an ownership interest. The amounts representing investments with related parties and non-affiliates are included in the investment segment. The fees earned from related parties are included in the services segment.
KW Services
KW Services includes both our investment management platform as well as our third party services business and offers a comprehensive line of real estate services for the full lifecycle of real estate ownership to clients that include shareholders of KWE, financial institutions, institutional investors, insurance companies, developers, builders and government agencies. KW Services has five main lines of business: investment management, property services, research, brokerage, and auction and conventional sales. These five business lines generate revenue for us through fees and commissions. See the "Business Segments" section in Item 1 for a more detailed discussion of the different components of the KW Services segment.
The Company manages approximately 50 million square feet of properties for the Company and its investment partners (including KWE) in the United States, Europe, and Asia, which includes assets we have ownership interests in and third party owned assets. With 25 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain, Italy and Japan, we have the capabilities and resources to provide property services to real estate owners as well as the experience, as a real estate investor, to understand client concerns. The managers of KW Services have an extensive track record in their respective lines of business and in the real estate community as a whole. Their knowledge and relationships are an excellent driver of businesses through the services business as well as on the investment front.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

The following tables summarize the income and expense activity by segment for the years ended December 31, 2015, 2014 and 2013 and total assets as of December 31, 2015, 2014 and 2013.

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Investments
Rental	$404.8	$206.9	$40.3
Hotel	106.4	63.3	2.7
Sale of real estate	3.7	28.4	10.1
Loans and other income	19.5	17.4	1.9
Total revenue	534.4	316.0	55.0
Depreciation and amortization	(166.3)	(104.5)	(17.4)
Operating Expenses	(283.3)	(201.6)	(69.1)
Income from unconsolidated investments	93.6	48.3	41.4
Operating Income	178.4	58.2	9.9
Gain on sale of real estate	72.4	—	—
Acquisition-related gains	108.1	218.1	56.6
Acquisition-related expenses	(37.3)	(19.7)	(1.6)
Interest expense-investment	(108.8)	(46.3)	(11.8)
Other	(2.5)	5.1	(2.2)
Income before benefit from income taxes	210.3	215.4	50.9
(Provision for) benefit from income taxes	(23.4)	—	—
Net income	186.9	215.4	50.9
Net income attributable to the non-controlling interests	15.3	(73.6)	(20.3)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$202.2	$141.8	$30.6

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Services
Investment management, property services, and research fees (includes $37.8, $57.4, and $46.0 million of related party fees, respectively)	$69.3	$82.6	$68.1
Total revenue	69.3	82.6	68.1
Operating expenses	(69.7)	(61.1)	(40.7)
Income from unconsolidated investments	3.8	5.9	—
Net Income	3.4	27.4	27.4
Net loss attributable to the noncontrolling interests	0.4	5.4	—
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$3.8	$32.8	$27.4

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Corporate
Operating expenses	$(53.4)	$(35.8)	$(21.9)
Operating loss	(53.4)	(35.8)	(21.9)
Interest income	—	—	0.3
Interest expense - corporate	(46.9)	(57.1)	(39.9)
Loss on extinguishment of corporate debt	(1.0)	(27.3)	—
Other	—	—	—
Loss before (provision for) income taxes	(101.3)	(120.2)	(61.5)
(Provision for) benefit from income taxes	(30.0)	(32.4)	(2.9)
Net loss	(131.3)	(152.6)	(64.4)
Preferred dividends and accretion of preferred stock issuance costs	(3.6)	(8.1)	(8.1)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(134.9)	$(160.7)	$(72.5)

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Consolidated
Rental	$404.8	$206.9	$40.3
Hotel	106.4	63.3	2.7
Sale of real estate	3.7	28.4	10.1
Investment management, property services, and research fees (includes $37.8, $57.4, and $46.0 million of related party fees, respectively)	69.3	82.6	68.1
Loans purchases, loan originations, and other	19.5	17.4	1.9
Total revenue	603.7	398.6	123.1
Operating expenses	406.4	298.6	131.7
Depreciation and amortization	166.3	104.5	17.4
Total operating expenses	572.7	403.1	149.1
Income from unconsolidated investments	97.4	54.2	41.4
Operating income	128.4	49.7	15.4
Gain on sale of real estate	72.4	—	—
Acquisition-related gains	108.1	218.1	56.6
Acquisition-related expenses	(37.3)	(19.7)	(1.6)
Interest expense - investment	(108.8)	(46.3)	(11.8)
Interest expense - corporate	(46.9)	(57.1)	(39.9)
Loss on extinguishment of corporate debt	(1.0)	(27.3)	—
Other	(2.5)	5.1	(1.9)
Income before benefit from income taxes	112.4	122.5	16.8
(Provision for) benefit from income taxes	(53.4)	(32.4)	(2.9)
Net income	59.0	90.1	13.9
Net income attributable to the noncontrolling interests	15.7	(68.2)	(20.3)
Preferred dividends and accretion of preferred stock issuance costs	(3.6)	(8.1)	(8.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$71.1	$13.8	$(14.5)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

	December 31,
(Dollars in millions)	2015	2014
Assets
Investments	$7,418.6	$6,017.9
Services	58.1	60.2
Corporate	163.4	254.0
Total assets	$7,640.1	$6,332.1

	December 31,
(Dollars in millions)	2015	2014	2013
Expenditures for long lived assets
Investments	$(1,927.6)	$(1,962.2)	$(168.5)
Geographic Information:
The revenue shown in the table below is allocated based upon the country in which services are performed.

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013

United States	$229.3	$174.9	$87.6
Europe	361.1	209.2	35.1
Japan	13.3	14.5	0.4
Total Revenue	$603.7	$398.6	$123.1

NOTE 19—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of December 31, 2015 and 2014, respectively; consolidating statements of operations and comprehensive (loss) income for the years ended December 31, 2015, 2014, and 2013, respectively; and condensed consolidating statements of cash flows for the years ended December 31, 2015, 2014, and 2013, respectively, of (a) Kennedy-Wilson Holdings, Inc. on an unconsolidated basis as the parent (and guarantor), (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent guarantor, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2015 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$80.2	$37.0	$65.4	$—	$182.6
Cash held by consolidated investments	—	—	—	549.0	—	549.0
Accounts receivable	—	—	30.2	24.5	—	54.7
Loan purchases and originations	—	79.4	12.2	245.9	(37.8)	299.7
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,017.5	4,780.0	—	5,797.5
Unconsolidated investments	—	14.6	292.6	137.7	—	444.9
Investments in and advances to consolidated subsidiaries	1,148.0	1,898.9	1,185.4	0.2	(4,232.5)	—
Other assets	—	—	30.2	281.5	—	311.7
Total Assets	$1,148.0	$2,073.1	$2,605.1	$6,084.2	$(4,270.3)	$7,640.1

Liabilities
Accounts Payable	—	0.5	2.5	19.2	—	22.2
Accrued expenses and other liabilities	14.0	222.0	118.8	37.2	—	392.0
Senior notes payable	—	702.6	—	—	—	702.6
Investment debt	—	—	584.9	3,111.1	(37.8)	3,658.2
Total liabilities	14.0	925.1	706.2	3,167.5	(37.8)	4,775.0

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,134.0	1,148.0	1,898.9	1,185.4	(4,232.5)	1,133.8
Noncontrolling interests	—	—	—	1,731.3	—	1,731.3
Total equity	1,134.0	1,148.0	1,898.9	2,916.7	(4,232.5)	2,865.1
Total liabilities and equity	$1,148.0	$2,073.1	$2,605.1	$6,084.2	$(4,270.3)	$7,640.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2014 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$38.2	$21.0	$115.4	$—	$174.6
Cash held by consolidated investments	—	—	—	763.1	—	763.1
Accounts receivable	—	—	31.5	24.1	—	55.6
Loan purchases and originations	—	38.5	20.6	292.1	(37.8)	313.4
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	474.5	3,753.6	—	4,228.1
Unconsolidated investments	—	9.3	328.7	154.2	—	492.2
Investments in and advances to consolidated subsidiaries	909.8	1,655.0	1,065.6	—	(3,630.4)	—
Other assets	—	63.7	40.6	200.8	—	305.1
Total Assets	$909.8	$1,804.7	$1,982.5	$5,303.3	$(3,668.2)	$6,332.1

Liabilities
Accounts payable, accrued expenses and other liabilities	$8.7	$67.5	$79.2	$109.5	$—	$264.9
Senior notes payable	—	702.4	—	—	—	702.4
Investment debt	—	—	248.3	1,985.4	(37.8)	2,195.9
Line of credit	—	125.0	—	—	—	125.0
Total liabilities	8.7	894.9	327.5	2,094.9	(37.8)	3,288.2

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	901.1	909.8	1,655.0	1,065.6	(3,630.4)	901.1
Noncontrolling interests	—	—	—	2,142.8	—	2,142.8
Total equity	901.1	909.8	1,655.0	3,208.4	(3,630.4)	3,043.9
Total liabilities and equity	$909.8	$1,804.7	$1,982.5	$5,303.3	$(3,668.2)	$6,332.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2015 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$65.4	$339.4	$—	$404.8
Hotel	—	—	—	106.4	—	106.4
Sale of real estate	—	—	—	3.7	—	3.7
Investment management, property services, and research fees	—	—	66.1	3.2	—	69.3
Loan purchases, loan originations, and other	—	0.1	1.2	18.2	—	19.5
Total revenue	—	0.1	132.7	470.9	—	603.7
Operating expenses
Rental operating	—	—	25.3	82.7	—	108.0
Hotel operating	—	—	—	89.9	—	89.9
Cost of real estate sold	—	—	—	2.6	—	2.6
Commission and marketing	—	1.6	4.6	1.1	—	7.3
Compensation and related	30.8	50.1	65.4	8.5	—	154.8
General and administrative	—	15.0	16.7	12.1	—	43.8
Depreciation and amortization	—	0.8	20.8	144.7	—	166.3
Total operating expenses	30.8	67.5	132.8	341.6	—	572.7
Income from unconsolidated investments	—	0.4	79.3	17.7	—	97.4
Income (loss) from consolidated subsidiaries	89.8	220.1	95.9	—	(405.8)	—
Operating income (loss)	59.0	153.1	175.1	147.0	(405.8)	128.4
Non-operating income (expense)
Acquisition-related gains	—	—	70.0	38.1	—	108.1
Acquisition-related expenses	—	(0.8)	(0.7)	(35.8)	—	(37.3)
Interest expense - corporate	—	(46.9)	—	—	—	(46.9)
Interest expense - investment	—	—	(15.8)	(93.0)	—	(108.8)
Loss on early extinguishment of corporate debt	—	(1.0)	—	—	—	(1.0)
Gain on sale of real estate	—	—	0.1	72.3	—	72.4
Other (expense) income	—	1.0	(1.7)	(1.8)	—	(2.5)
Income (loss) before provision from income taxes	59.0	105.4	227.0	126.8	(405.8)	112.4
Provision for income taxes	—	(15.6)	(6.9)	(30.9)	—	(53.4)
Net income (loss)	59.0	89.8	220.1	95.9	(405.8)	59.0
Net loss attributable to the noncontrolling interests	—	—	—	15.7	—	15.7
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	59.0	89.8	220.1	111.6	(405.8)	74.7
Preferred stock dividends and accretion of issuance costs	(3.6)	—	—	—	—	(3.6)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$55.4	$89.8	$220.1	$111.6	$(405.8)	$71.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2014 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$20.4	$186.5	$—	$206.9
Hotel	—	—	—	63.3	—	63.3
Sale of real estate	—	—	0.7	27.7	—	28.4
Investment management, property services, and research fees	—	—	78.9	3.7	—	82.6
Loan purchases, loan originations, and other	—	0.1	2.0	15.3	—	17.4
Total revenue	—	0.1	102.0	296.5	—	398.6
Operating expenses
Rental operating	—	—	—	59.3	—	59.3
Hotel operating	—	—	—	57.1	—	57.1
Cost of real estate sold	—	—	0.7	20.0	—	20.7
Commission and marketing expenses	—	—	4.4	1.2	—	5.6
Compensation and related expenses	15.9	52.8	38.1	7.0	—	113.8
General and administrative	—	12.4	15.8	13.9	—	42.1
Depreciation and amortization	—	0.9	12.2	91.4	—	104.5
Total operating expenses	15.9	66.1	71.2	249.9	—	403.1
Income from unconsolidated investments	—	3.4	39.0	11.8	—	54.2
Income (loss) from consolidated subsidiaries	106.0	278.4	215.5	—	(599.9)	—
Operating income (loss)	90.1	215.8	285.3	58.4	(599.9)	49.7
Non-operating income (expense)
Acquisition-related gains	—	(7.0)	3.7	221.4	—	218.1
Acquisition-related expenses	—	—	(2.3)	(17.4)	—	(19.7)
Interest expense - corporate	—	(56.3)	—	(0.8)	—	(57.1)
Interest expense - investment	—	—	(6.8)	(39.5)	—	(46.3)
Loss on early extinguishment of corporate debt	—	(27.3)	—	—	—	(27.3)
Other (expense) income	—	0.2	1.5	3.4	—	5.1
Income (loss) before benefit from income taxes	90.1	125.4	281.4	225.5	(599.9)	122.5
Provision for income taxes	—	(19.4)	(3.0)	(10.0)	—	(32.4)
Net income (loss)	90.1	106.0	278.4	215.5	(599.9)	90.1
Net income attributable to the noncontrolling interests	—	—	—	(68.2)	—	(68.2)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	90.1	106.0	278.4	147.3	(599.9)	21.9
Preferred dividends and accretion of preferred stock issuance costs	(8.1)	—	—	—	—	(8.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$82.0	$106.0	$278.4	$147.3	$(599.9)	$13.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2013 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	—	0.1	6.7	33.5	—	40.3
Hotel	—	—	—	2.7	—	2.7
Sale of real estate	—	—	10.1	—	—	10.1
Investment management, property services, and research fees	—	0.4	26.9	40.8	—	68.1
Loan purchases, loan originations, and other	—	—	1.9	—	—	1.9
Total revenue	—	0.5	45.6	77.0	—	123.1
Operating expenses
Rental operating	—	—	3.5	13.2	—	16.7
Hotel operating	—	—	—	2.2	—	2.2
Cost of real estate sold	—	—	7.9	—	—	7.9
Commission and marketing expenses	—	0.3	2.9	0.4	—	3.6
Compensation and related expenses	7.5	31.9	14.8	22.5	—	76.7
General and administrative	0.3	9.4	5.1	9.8	—	24.6
Depreciation and amortization	—	0.9	4.8	11.7	—	17.4
Total operating expenses	7.8	42.5	39.0	59.8	—	149.1
Income (loss) from unconsolidated investments	—	2.9	52.1	(13.6)	—	41.4
Income (loss) from consolidated subsidiaries	21.7	105.4	51.3	—	(178.4)	—
Operating income	13.9	66.3	110.0	3.6	(178.4)	15.4
Non-operating income (expense)
Acquisition-related gains	—	—	—	56.6	—	56.6
Acquisition-related expenses	—	(0.2)	(0.4)	(1.0)	—	(1.6)
Interest expense - corporate	—	(39.9)	—	—	—	(39.9)
Interest expense - investment	—	—	(1.8)	(10.0)	—	(11.8)
Other income (expense)	—	0.4	(2.4)	0.1	—	(1.9)
Income before (provision for) benefit from income taxes	13.9	26.6	105.4	49.3	(178.4)	16.8
(Provision for) benefit from income taxes	—	(4.9)	—	2.0	—	(2.9)
Net income (loss)	13.9	21.7	105.4	51.3	(178.4)	13.9
Net income attributable to the noncontrolling interests	—	—	—	(20.3)	—	(20.3)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	13.9	21.7	105.4	31.0	(178.4)	(6.4)
Preferred dividends and accretion of preferred stock issuance costs	(8.1)	—	—	—	—	(8.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$5.8	$21.7	$105.4	$31.0	$(178.4)	$(14.5)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2015 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net Income	$59.0	$89.8	$220.1	$95.9	$(405.8)	$59.0

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	0.1	0.1	—	—	(0.1)	0.1
Unrealized foreign currency translation gain (loss)	(138.3)	(138.3)	(13.6)	(29.6)	181.5	(138.3)
Amounts reclassified from accumulated other comprehensive income	9.7	9.7	(0.6)	10.3	(19.4)	9.7
Unrealized forward contract forward currency gain (loss)	6.3	6.3	11.5	(5.2)	(12.6)	6.3
Total other comprehensive income (loss) for the period	$(122.2)	$(122.2)	$(2.7)	$(24.5)	$149.4	$(122.2)

Comprehensive income	(63.2)	(32.4)	217.4	71.4	(256.4)	(63.2)
Comprehensive income attributable to noncontrolling interests	—	—	—	118.4	—	118.4
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$(63.2)	$(32.4)	$217.4	$189.8	$(256.4)	$55.2

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2014 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net Income (loss)	$90.1	$106.0	$278.4	$215.5	$(599.9)	$90.1

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	(0.2)	(0.2)	—	—	0.2	(0.2)
Unrealized foreign currency translation gain (loss)	(46.4)	(46.4)	1.9	(41.0)	85.5	(46.4)
Amounts reclassified from accumulated other comprehensive income	(7.1)	(7.1)	1.2	(8.3)	14.2	(7.1)
Unrealized forward contract forward currency gain (loss)	16.3	16.3	4.9	15.2	(36.4)	16.3
Total other comprehensive income (loss) for the period	(37.4)	(37.4)	8.0	(34.1)	63.5	(37.4)

Comprehensive income (loss)	$52.7	$68.6	$286.4	$181.4	$(536.4)	$52.7
Comprehensive income attributable to noncontrolling interests	—	—	—	(15.6)	—	(15.6)
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$52.7	$68.6	$286.4	$165.8	$(536.4)	$37.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2015 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash provided by operating activities	$5.3	$67.4	$105.4	$0.1	$178.2
Cash flows from investing activities:
Additions to loans	—	(41.0)	—	(194.8)	(235.8)
Collections of loans	—	—	8.8	19.0	27.8
Nonrefundable escrow deposits	—	—	—	(3.8)	(3.8)
Net proceeds from sale of real estate	—	—	—	622.6	622.6
Purchases of and additions to real estate	—	—	(220.3)	(1,707.3)	(1,927.6)
Investment in marketable securities	—	—	(5.0)	—	(5.0)
Proceeds from sale of marketable securities	—	—	6.2	—	6.2
Investing distributions from unconsolidated investments	—		83.1	96.9	180.0
Contributions to unconsolidated investments	—	(2.9)	(81.5)	(99.9)	(184.3)
Proceeds from settlement of foreign currency derivative contracts	—	23.4	—	18.1	41.5
Purchases of foreign currency derivative contracts	—	(3.6)	—	(1.6)	(5.2)
(Investments in) distributions from consolidated subsidiaries, net	(157.1)	128.4	(40.0)	68.7	—
Net cash (used in) provided by investing activities	(157.1)	104.3	(248.7)	(1,182.1)	(1,483.6)
Cash flow from financing activities:
Borrowings under lines of credit	—	95.0	—	—	95.0
Repayment of lines of credit	—	(220.0)	—	—	(220.0)
Borrowings under investment debt	—	—	168.1	1,919.8	2,087.9
Repayment of investment debt	—	—	(7.4)	(673.7)	(681.1)
Debt issue costs	—	(4.7)	(1.4)	(15.6)	(21.7)
Issuance of common stock	215.0	—	—	—	215.0
Repurchase of common stock	(11.4)	—	—	—	(11.4)
Dividends paid	(51.8)	—	—	—	(51.8)
Acquisitions of noncontrolling interests	—	—	—	(68.4)	(68.4)
Contributions from noncontrolling interests	—	—	—	14.5	14.5
Distributions to noncontrolling interests	—	—	—	(239.2)	(239.2)
Net cash provided by (used in) financing activities	151.8	(129.7)	159.3	937.4	1,118.8
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(19.5)	(19.5)
Net change in cash and cash equivalents	—	42.0	16.0	(264.1)	(206.1)
Cash and cash equivalents, beginning of year	—	38.2	21.0	878.5	937.7
Cash and cash equivalents, end of year	$—	$80.2	$37.0	$614.4	$731.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2014 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities:	$(1.0)	$(203.8)	$125.1	$177.8	$98.1
Cash flows from investing activities:
Additions to loans	—	—	(10.7)	(526.1)	(536.8)
Collections of loans	—	—	15.1	80.8	95.9
Net proceeds from sale of real estate	—	—	—	24.7	24.7
Purchases of and additions to real estate	—	(0.6)	(141.5)	(1,820.1)	(1,962.2)
Nonrefundable escrow deposits	—	—	—	(47.7)	(47.7)
Investment in marketable securities	—	—	(11.5)	—	(11.5)
Proceeds from sale of marketable securities	—	—	8.6	—	8.6
Investing distributions from unconsolidated investments	—	0.3	52.1	59.4	111.8
Contributions to unconsolidated investments	—	(2.0)	(70.8)	(94.9)	(167.7)
Proceeds from settlement of foreign currency derivative contracts	—	—	—	14.4	14.4
Purchases of foreign currency derivative contracts	—	—	—	(2.7)	(2.7)
(Investments in) distributions from consolidated subsidiaries, net	(142.5)	(172.8)	(89.7)	405.0	—
Net cash (used in) provided by investing activities	(142.5)	(175.1)	(248.4)	(1,907.2)	(2,473.2)
Cash flow from financing activities:
Borrowings under senior notes payable	—	647.2	—	—	647.2
Repayment of senior notes payable	—	(350.0)	—	—	(350.0)
Repayments of junior subordinated debt	—	(40.0)	—	—	(40.0)
Borrowings under lines of credit	—	215.0	—	—	215.0
Repayment of lines of credit	—	(90.0)	—	—	(90.0)
Borrowings under investment debt	—	—	68.8	1,215.0	1,283.8
Repayment of investment debt	—	—	(0.7)	(345.1)	(345.8)
Debt issue costs	—	(13.3)	(1.0)	(24.4)	(38.7)
Issuance of common stock	190.6	—	—	—	190.6
Repurchase of common stock	(8.2)	—	—	—	(8.2)
Proceeds from issuance of KWE shares, net	—	—	—	1,827.2	1,827.2
Dividends paid	(38.9)	—	—	—	(38.9)
Acquisitions of noncontrolling interests	—	—	—	(51.0)	(51.0)
Contributions from noncontrolling interests	—	—	—	19.9	19.9
Distributions from noncontrolling interests	—	—	—	(57.7)	(57.7)
Net cash provided by financing activities	143.5	368.9	67.1	2,583.9	3,163.4
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(28.8)	(28.8)
Net change in cash and cash equivalents	—	(10.0)	(56.2)	825.7	759.5
Cash and cash equivalents, beginning of year	—	48.2	77.2	52.8	178.2
Cash and cash equivalents, end of year	$—	$38.2	$21.0	$878.5	$937.7

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2013 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash provided by (used in) operating activities:	$0.6	$(67.0)	$47.6	$50.1	$31.3
Cash flows from investing activities:
Additions to loans	—	(39.6)	(22.1)	—	(61.7)
Settlements of loans	—	7.8	38.1	0.1	46.0
Net proceeds from sale of real estate	—	—	9.8	0.3	10.1
Purchases of and additions to real estate	—	—	(62.4)	(106.1)	(168.5)
Nonrefundable escrow deposits	—	(4.0)	—	—	(4.0)
Short term investment	—	10.0	—	—	10.0
Sale of participation interests	—	—	6.6	—	6.6
Capitalized development costs	—	(1.4)	—	—	(1.4)
Investment in marketable securities	—	—	(3.7)	—	(3.7)
Distributions from unconsolidated investments	—	0.4	167.8	7.2	175.4
Contributions to unconsolidated investments	—	(2.3)	(230.2)	(125.1)	(357.6)
(Investments in) distributions from consolidated subsidiaries, net	(262.6)	104.4	43.8	114.4	—
Net cash (used in) provided by investing activities	(262.6)	75.3	(52.3)	(109.2)	(348.8)
Cash flow from financing activities:
Borrowings under lines of credit	—	125.0	—	—	125.0
Repayment of lines of credit	—	(125.0)	—	—	(125.0)
Borrowings under investment debt	—	—	41.1	71.4	112.5
Repayment of investment debt	—	—	—	(1.7)	(1.7)
Debt issuance costs	—	(1.3)	(0.3)	(0.6)	(2.2)
Issuance of common stock	275.9	—	—	—	275.9
Repurchase of common stock	(3.8)	—	—	—	(3.8)
Repurchase of warrants	(1.4)	—	—	—	(1.4)
Exercise of warrants	15.4	—	—	—	15.4
Dividends paid	(24.1)	—	—	—	(24.1)
Contributions from noncontrolling interests	—	—	—	1.4	1.4
Distributions from noncontrolling interests	—	—	—	(0.6)	(0.6)
Intercompany receivables, net	—	(23.5)	—	23.5	—
Net cash provided by (used in) financing activities	262.0	(24.8)	40.8	93.4	371.4
Effect of currency exchange rate changes on cash and cash equivalents	—	0.2	2.6	0.6	3.4
Net change in cash and cash equivalents	—	(16.3)	38.7	34.9	57.3
Cash and cash equivalents, beginning of year	—	64.5	38.5	17.9	120.9
Cash and cash equivalents, end of year	$—	$48.2	$77.2	$52.8	$178.2

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

NOTE 20—UNAUDITED QUARTERLY INFORMATION

(Dollars in millions, except earnings per share amounts)
Year ended December 31, 2015	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$166.3	$159.2	$140.5	$137.7
Operating expenses	164.9	144.5	141.9	121.4
Income from unconsolidated investments	53.3	15.9	17.0	11.2
Operating income	54.7	30.6	15.6	27.5
Non-operating (expenses) income	(5.5)	(21.0)	50.4	(39.9)
Income (loss) before provision for income taxes	49.2	9.6	66.0	(12.4)
(Provision for) benefit from income taxes	(20.9)	(4.5)	(36.1)	8.1
Net income (loss)	28.3	5.1	29.9	(4.3)
Net (income) loss attributable to noncontrolling interests	0.7	10.3	1.9	2.8
Preferred stock dividends and accretion of issuance costs	(0.5)	(0.5)	(0.6)	(2.0)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$28.5	$14.9	$31.2	$(3.5)
Basic (loss) earnings per share	$0.25	$0.13	$0.29	$(0.05)
Diluted (loss) earnings per share	$0.25	$0.13	$0.27	$(0.05)

(Dollars in millions, except earnings per share amounts)
Year ended December 31, 2014	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$141.6	$113.7	$91.9	$51.4
Operating expenses	139.6	114.2	88.5	60.8
Income from unconsolidated investments	8.3	12.1	31.0	2.8
Operating income (loss)	10.3	11.6	34.4	(6.6)
Non-operating (expenses) income	(39.2)	(8.0)	54.7	65.2
Income (loss) before provision for income taxes	(28.9)	3.6	89.1	58.6
(Provision for) benefit from income taxes	8.4	(6.6)	(25.4)	(8.8)
Net income (loss)	(20.5)	(3.0)	63.7	49.8
Net (income) loss attributable to noncontrolling interests	(8.2)	2.8	(25.3)	(37.4)
Preferred stock dividends and accretion of issuance costs	(2.0)	(2.0)	(2.1)	(2.0)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(30.7)	$(2.2)	$36.3	$10.4
Basic (loss) earnings per share	$(0.35)	$(0.03)	$0.39	$0.12
Diluted (loss) earnings per share	$(0.35)	$(0.03)	$0.38	$0.12

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2015, 2014 and 2013

NOTE 21—SUBSEQUENT EVENTS
In February 2016, Kennedy Wilson successfully completed fundraising for Kennedy Wilson Real Estate Fund V (“Fund V”). Fund V raised $500 million of capital commitments, including $60 million from Kennedy Wilson. The fund has a current portfolio of 10 multifamily, office, retail and residential assets with an aggregate purchase price of $412 million and undrawn commitments of $365 million.
On February 25, 2016, Kennedy Wilson announced a 17% increase in the common dividend per share to $0.14 per quarter or $0.56 on an annualized basis. This marks the fifth consecutive annual dividend increase. The Company will pay a quarterly dividend to common shareholders of record as of March 31, 2016 with a payment date of April 7, 2016.
Additionally on February 25, 2016, Kennedy Wilson announced the authorization of a stock repurchase program for up to $100 million.  Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and subject to the Company's discretion.
Subsequent to December 31, 2015, Kennedy Wilson drew $50.0 million from its revolving credit facility.
The Company evaluated subsequent events through the date these financial statements were issued.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2015

(Dollars in millions)			Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Balance at December 31, 2015 (1)
Description	Region	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total(2)	Accumulated Depreciation	Depreciable Life in Years	Date of Construction	Date Acquired(3)
Commercial
Commercial building	Western U.S.	$35.0	$11.2	$18.5	$34.0	$11.2	$53.5	$64.7	$(0.6)	39 yrs	1955/1981/1982	2013
Retail	Western U.S.	3.8	1.3	4.2	0.5	1.3	4.7	6.0	(0.3)	39 yrs	1981	2013
Retail	Western U.S.	4.0	1.4	0.8	—	1.4	0.8	2.2	—	39 yrs	1971/1982/1983	2013
Retail	Western U.S.	5.6	2.1	2.9	—	2.4	2.9	5.3	(0.2)	39 yrs	1958/1974-1976/1985/1989/2006	2013
Retail	Western U.S.	11.8	5.1	7.8	0.9	5.1	8.7	13.8	(0.5)	39 yrs	1989	2013
Retail	Western U.S.	7.7	3.5	7.4	0.3	3.5	7.7	11.2	(0.4)	39 yrs	1980/1983	2013
Retail	Western U.S.	7.1	2.7	6.7	—	2.6	6.7	9.3	(0.4)	39 yrs	1975	2013
Commercial building	Ireland	—	0.7	0.5	—	0.6	0.4	1.0	—	39 yrs	1840/2000	2013
Commercial building	Western U.S.	27.5	8.8	31.4	1.9	8.8	33.2	42.0	(2.8)	39 yrs	1991	2012
Industrial/Land	Western U.S.	3.7	1.1	1.9	—	3.5	1.9	5.4	(0.2)	39 yrs	N/A	2011
Commercial building	Western U.S.	12.0	6.2	15.0	2.7	6.2	17.7	23.9	(1.9)	39 yrs	2007	2011
Commercial building	Japan	2.0	4.0	3.2	—	3.4	2.7	6.1	(1.1)	37 yrs	2007	2008
Retail	Western U.S.	17.4	9.1	14.0	2.1	9.1	16.1	25.2	(0.7)	39 yrs	1985	2014
Retail	Western U.S.	5.8	2.3	5.4	0.7	2.3	6.1	8.4	(0.3)	39 yrs	1979/1980	2014
Commercial portfolio	United Kingdom	149.9	88.6	219.3	10.3	65.5	171.1	236.6	(7.3)	39 yrs	Various	2014
Commercial portfolio	United Kingdom	259.7	106.4	351.0	4.2	85.7	301.3	387.0	(11.1)	39 yrs	Various	2014
Commercial portfolio	Ireland	286.7	111.7	401.4	20.9	89.4	342.3	431.7	(12.1)	39 yrs	Various	2014
Commercial building	United Kingdom	—	85.3	232.0	4.3	79.2	219.7	298.9	(6.9)	39 yrs	2003	2014
Commercial building	Ireland	14.3	6.9	18.3	0.3	5.4	14.8	20.2	(0.6)	39 yrs	1997	2014
Commercial building	Ireland	79.3	48.6	131.1	0.4	6.9	103.8	110.7	(4.5)	39 yrs	2009	2014
Commercial building	United Kingdom	78.2	8.3	148.3	17.9	7.4	149.5	156.9	(5.6)	39 yrs	2010	2014
Retail	Western U.S.	13.3	5.7	12.7	0.3	5.7	13.0	18.7	(0.3)	39 yrs	1979/1980	2015
Commercial building	Western U.S.	61.6	37.8	60.6	1.4	37.8	62.0	99.8	(0.9)	39 yrs	1982	2015
Commercial building	Western U.S.	30.0	11.6	36.5	0.3	11.6	36.7	48.3	(0.4)	39 yrs	1968	2015
Retail	Western U.S.	5.2	1.6	6.0	—	1.6	6.0	7.6	(0.1)	39 yrs	1979/2002	2015
Commercial building	Western U.S.	34.9	20.7	47.8	20.1	20.7	47.9	68.6	—	39 yrs	1982	2015

Commercial portfolio	United Kingdom	488.4	276.1	421.7	0.2	257.7	381.5	639.2	(8.5)	39 yrs	Various	2015
Commercial building	Ireland	—	11.1	40.1	—	10.6	35.1	45.7	(0.8)	39 yrs	1982	2015
Commercial building	Ireland	—	9.4	28.3	—	9.2	27.6	36.8	(0.3)	39 yrs	2010	2015
Commercial portfolio	United Kingdom	—	104.4	178.7	—	98.8	169.1	267.9	(1.8)	39 yrs	Various	2015
Retail portfolio	Spain	—	23.6	66.0	—	23.2	65.0	88.2	(0.5)	39 yrs	Various	2015
Commercial building	Ireland	—	0.6	9.8	—	0.6	9.5	10.1	(0.1)	39 yrs	2003	2015
Retail	Spain	—	27.1	46.2	—	27.0	46.0	73.0	—	39 yrs	1995	2015
Commercial building	Ireland	—	0.7	6.8	—	0.7	6.5	7.2	—	39 yrs	1998	2015
Commercial building	Ireland	—	0.8	5.1	—	0.8	4.9	5.7	—	39 yrs	2001	2015
Commercial portfolio	Ireland	—	1.8	9.6	—	1.8	9.7	11.5	—	39 yrs	Various	2015
Commercial portfolio	Italy	—	47.5	135.1	—	47.0	133.7	180.7	—	39 yrs	Various	2015
Multifamily
615-unit multifamily building	Western U.S.	120.2	30.0	90.1	1.7	30.0	91.7	121.7	(6.7)	39 yrs	1965/2006	2013
450-unit multifamily building	Western U.S.	49.2	18.4	43.0	3.3	18.4	46.3	64.7	(3.5)	39 yrs	1974	2013
297-unit multifamily building	Western U.S.	22.4	3.9	25.8	1.1	3.9	26.8	30.7	(1.5)	39 yrs	1999	2013
178-unit Apartment building	Western U.S.	31.4	12.3	18.5	4.1	12.3	22.5	34.8	(2.6)	39 yrs	1975	2012
217-unit Multifamily property	Western U.S.	25.0	2.6	41.4	1.0	2.5	40.2	42.7	(3.3)	39 yrs	2011	2012
366-unit Apartment building	Western U.S.	53.3	9.1	36.3	6.0	9.1	42.3	51.4	(4.1)	39 yrs	2000	2012
204-unit Apartment building	Western U.S.	13.9	5.3	20.2	2.9	5.3	21.8	27.1	(7.1)	39 yrs	1986	2008
81 unit multifamily building	Ireland	—	4.8	15.0	—	3.9	12.2	16.1	(0.5)	39 yrs	2009	2014
272 unit multifamily building	Ireland	51.5	32.7	81.5	41.5	25.8	105.9	131.7	(3.0)	39 yrs	2008	2014
26 unit multifamily building	Ireland	7.6	0.6	14.8	0.5	0.5	12.5	13.0	(0.5)	39 yrs	2009	2014
210 unit multifamily building	Ireland	41.7	12.2	61.6	1.5	9.7	49.2	58.9	(2.1)	39 yrs	2005	2014
118 unit multifamily building	Ireland	24.9	11.0	36.1	1.9	8.7	30.4	39.1	(1.5)	39 yrs	2007	2014
423 unit multifamily building	Ireland	68.7	17.9	105.0	20.0	14.2	99.7	113.9	(3.5)	39 yrs	2008	2014
294 unit multifamily building	United Kingdom	—	22.1	84.0	—	22.1	84.0	106.1	—	39 yrs	2012	2015
203 unit multifamily building	Western U.S.	13.3	2.6	23.8	1.9	2.6	25.7	28.3	(1.2)	39 yrs	2005	2014
542 unit multifamily building	Western U.S.	77.2	38.3	57.5	5.4	38.3	62.9	101.2	(2.7)	39 yrs	1987	2014
576 unit multifamily building	Western U.S.	32.5	8.7	49.2	2.5	8.7	51.7	60.4	(1.9)	39 yrs	1986/1996	2014
240 unit multifamily building	Western U.S.	19.7	3.9	22.3	1.2	3.9	23.5	27.4	(0.9)	39 yrs	1990	2014
396 unit multifamily building	Western U.S.	32.1	8.7	34.7	1.9	8.7	36.6	45.3	(1.4)	39 yrs	1989/1995	2014

118 unit multifamily building	Western U.S.	13.5	2.1	18.6	0.6	2.1	19.2	21.3	(0.7)	39 yrs	1990	2014
324 unit multifamily building	Western U.S.	17.2	3.2	28.6	2.8	3.2	31.3	34.5	(1.0)	39 yrs	1996	2014
280 unit multifamily building	Western U.S.	37.3	6.0	40.3	0.7	6.0	40.9	46.9	(1.2)	39 yrs	2004/2006	2014
750 unit multifamily building	Western U.S.	61.9	22.1	78.2	1.8	22.1	80.0	102.1	(2.2)	39 yrs	1987	2014
Condo	Western U.S.	—	—	0.2	—	—	0.3	0.3	—	39 yrs	2005	2014
208 unit multifamily building	Western U.S.	37.7	9.3	37.3	0.6	9.3	37.9	47.2	(0.7)	39 yrs	2004	2015
1,008 unit multifamily building	Western U.S.	130.4	62.3	152.5	1.5	62.3	154.0	216.3	(2.0)	39 yrs	1988	2015
460 unit multifamily building	Western U.S.	47.1	13.2	53.0	0.2	13.2	53.2	66.4	(0.4)	39 yrs	1988	2015

Hotel
Hotel/condos	Western U.S.	29.2	9.8	95.3	—	14.6	80.5	95.1	(3.3)	39 yrs	2006	2013
Hotel	Western U.S.	10.1	1.3	15.6	—	1.3	15.8	17.1	(0.5)	39 yrs	2001/2008	2014
Hotel and golf course	United Kingdom	—	12.2	37.3	1.1	10.8	35.1	45.9	(1.1)	39 yrs	2001/2008	2014
Hotel and golf course	Ireland	—	6.8	30.6	2.3	5.4	26.8	32.2	(1.6)	39 yrs	1894/1995	2014
Hotel	Ireland	78.2	54.0	114.3	3.3	45.2	101.2	146.4	(3.5)	39 yrs	1824/2005	2014

Residential
Single family home	Western U.S.	—	4.1	4.2	—	4.5	4.3	8.8	(0.7)	39 yrs	2008	2008
Residential development	Spain	3.4	—	6.4	1.2	—	7.0	7.0	—	N/A	N/A	2014
Residential development	Spain	—	—	9.2	0.6	—	8.8	8.8	—	N/A	1900	2015
Residential development	Spain	—	—	34.7	—	—	32.6	32.6	—	N/A	1880	2015
Residential development	Ireland	—	0.5	3.4	—	0.5	5.9	6.4	—	N/A	Various	2015
Mixed used development	Ireland	—	46.2	0.6	7.8	41.1	7.8	48.9	—	N/A	N/A	2014

Land
2700 acres	Western U.S.	—	31.8	3.7	0.7	37.0	4.4	41.4	(1.0)	N/A	1912	2010
2.39 acre multifamily site	Western U.S.	—	7.0	—	—	7.0	—	7.0	—	N/A	N/A	2014
40 acre lot	Western U.S.	—	1.7	—	—	1.6	—	1.6	—	N/A	N/A	2014
Grand Total		$2,795.5	$1,634.5	$4,356.9	$247.3	$1,471.5	$4,152.7	$5,624.2	$(139.1)
(1) The tax basis of all the properties in aggregate totaled $5,231.6 million.
(2) Excludes acquired in place lease values
(3) For assets that were consolidated the date acquired represents when the asset was presented as real estate not when initially acquired by KW Group

Changes in real estate for the years ended December 31 2015, 2014 and 2013 were as follows:

	For the year ended December 31,
(Dollars in millions)	2015	2014	2013
Balance at the beginning of period	$4,067.1	$684.6	$296.8
Additions during the period:
Acquisitions through foreclosure	99.3	35.9	—
Other acquisitions	1,473.1	2,201.9	286.3
Improvements	168.1	55.8	8.9
Consolidations	602.1	1,449.7	105.1
Foreign Currency	(270.3)	(262.4)	—
Deductions during the period:
Cost of real estate sold	(515.2)	(98.4)	(12.5)
Balance at close of period	$5,624.2	$4,067.1	$684.6

Changes in accumulated depreciation for the years ended December 31 were as follows:

	For the year ended December 31,
(Dollars in millions)	2015	2014	2013
Balance at the beginning of period	$61.9	$15.8	$7.4
Additions during the period:
Depreciation expense	88.1	46.5	8.4
Deductions during the period:
Dispositions	(7.8)	—	—
Foreign Currency	(3.1)	(0.4)	—
Balance at close of period	$139.1	$61.9	$15.8

See accompanying report of independent registered public accounting firm.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Schedule IV—Mortgage Loans on Real Estate
December 31, 2015
(Dollars in millions)

Description		Region	Interest Rate	Final Maturity Date	Balloon Amount	Face Amount of Mortgages	Carrying Amount December 31, 2015	Principal Amount of Loans Subject to Delinquent Principal or Interest
Commercial
Industrial/Land		Western U.S.	Prime + 1.00%	2016	$2.1	$2.1	$2.1	$—
Commercial building		Western U.S.	6.75%	2016	12.0	12.0	12.0	—
Commercial building		Western U.S.	1-Mo LIBOR + 2.00%	2017	25.4	27.5	27.5	—
Commercial building		Western U.S.	1-Mo LIBOR + 2.00%	2017	58.5	61.6	61.6	—
Retail		Western U.S.	4.79%	2018	3.5	3.8	3.8	—
Retail		Western U.S.	4.01%	2018	12.7	13.3	13.3	—
Retail		Western U.S.	4.41%	2018	4.9	5.2	5.2	—
Retail		Western U.S.	5.00%	2019	16.1	17.4	17.4	—
Retail		Western U.S.	4.38%	2020	3.5	4.0	4.0	—
Retail		Western U.S.	4.10%	2020	10.6	11.8	11.8	—
Retail		Western U.S.	5.75%	2023	6.2	7.7	7.7	—
Retail		Western U.S.	5.00%	2023	6.0	7.1	7.1	—
Retail		Western U.S.	4.73%	2024	4.5	5.8	5.8	—
Retail		Western U.S.	4.36%	2025	4.3	5.6	5.6	—
Commercial building		Western U.S.	1-Mo LIBOR + 2.00%	2025	27.3	35.0	35.0	—
Commercial building		Western U.S.	1-Mo LIBOR + 2.25%	2025	24.9	30.0	30.0	—
Commercial building		Western U.S.	1-Mo LIBOR + 2.25%	2025	30.0	34.9	34.9	—
Commercial portfolio	(1)	United Kingdom	3-Mo GBP LIBOR + 2.50%	2018	145.9	145.9	145.9	—
Commercial portfolio	(1)	United Kingdom	3-Mo GBP LIBOR + 1.90%	2019	149.9	149.9	149.9	—
Commercial portfolio	(1)	United Kingdom	3-Mo GBP LIBOR + 1.80%	2019	259.7	259.7	259.7	—
Commercial portfolio	(1)	United Kingdom	2.90%	2020	104.2	104.2	104.2	—
Commercial portfolio	(1)	United Kingdom	2.91%	2023	238.3	238.3	238.3	—
Retail		United Kingdom	2.82%	2025	78.2	78.2	78.2	—
Commercial building		Japan	1.77%	2016	2.0	2.0	2.0	—
Commercial portfolio	(1)	Ireland	3-Mo EURIBOR + 2.125%	2019	286.7	286.7	286.7	—
Commercial building		Ireland	3-Mo EURIBOR + 1.95%	2020	14.3	14.3	14.3	—
Commercial building		Ireland	2.59%	2024	79.3	79.3	79.3	—

Multifamily
1,008-unit multifamily building		Western U.S.	5.25%	2017	90.4	92.7	94.8	—
204-unit multifamily building		Western U.S.	4.19%	2018	13.1	13.9	13.9	—

460-unit multifamily building		Western U.S.	4.07%	2018	31.8	33.7	33.7	—
576-unit multifamily building		Western U.S.	4.25%	2019	30.2	32.0	32.5	—
240-unit multifamily building		Western U.S.	4.25%	2019	18.3	19.4	19.7	—
396-unit multifamily building		Western U.S.	4.25%	2019	29.8	31.6	32.1	—
615-unit multifamily building		Western U.S.	4.31%	2020	60.3	67.1	68.8	—
615-unit multifamily building		Western U.S.	4.64%	2020	16.8	18.5	19.3	—
615-unit multifamily building		Western U.S.	4.44%	2020	29.4	32.1	32.1	—
460-unit multifamily building		Western U.S.	1-Mo LIBOR + 3.24%	2020	12.1	13.4	13.4	—
203-unit multifamily building		Western U.S.	1-Mo LIBOR + 1.73%	2021	11.9	13.3	13.3	—
118-unit multifamily building		Western U.S.	1-Mo LIBOR + 1.74%	2021	13.5	13.5	13.5	—
217-unit multifamily building		Western U.S.	3.35%	2023	21.0	25.0	25.0	—
450-unit multifamily building		Western U.S.	3.58%	2023	41.2	49.2	49.2	—
750-unit multifamily building		Western U.S.	3.73%	2023	51.7	61.6	61.9	—
542-unit multifamily building		Western U.S.	3.78%	2024	69.9	77.2	77.2	—
366-unit multifamily building		Western U.S.	3.24%	2025	47.8	53.3	53.3	—
324-unit multifamily building		Western U.S.	5.30%	2025	13.8	15.2	17.2	—
280-unit multifamily building		Western U.S.	3.59%	2025	32.9	37.3	37.3	—
208-unit multifamily building		Western U.S.	3.77%	2025	34.1	37.7	37.7	—
1,008-unit multifamily building		Western U.S.	1-Mo LIBOR + 2.42%	2025	29.2	35.6	35.6	—
297-unit multifamily building		Western U.S.	4.93%	2026	19.0	22.4	22.4	—
178-unit multifamily building		Western U.S.	3.74%	2027	31.4	31.4	31.4	—
26-unit multifamily building		Ireland	3-Mo EURIBOR + 4.00%	2019	7.6	7.6	7.6	—
272-unit multifamily building	(1)	Ireland	3-Mo EURIBOR + Margin	2019	49.4	51.5	51.5	—
210-unit multifamily building		Ireland	2.57%	2025	41.7	41.7	41.7	—
118-unit multifamily building		Ireland	2.57%	2025	24.9	24.9	24.9	—
423-unit multifamily building		Ireland	2.57%	2025	61.4	61.4	61.4	—

Residential, Hotel, and Other
Hotel		Western U.S.	3-Mo LIBOR + 3.00%	2016	10.1	10.1	10.1	—
18 acres		Western U.S.	Prime + 1.00%	2016	1.6	1.6	1.6	—
Hotel/Condominium units		Western U.S.	5.00%	2021	25.6	29.2	29.2	—
Hotel		Ireland	3.88%	2025	78.2	78.2	78.2	—
Development Project		Ireland	2.92%	2037	7.3	7.3	7.3	—
Development Project	(1)	Spain	2.92%	2037	—	3.4	3.4	—
Corporate	(1)	United Kingdom	3.35%	2022	442.0	442.0	435.4	—
Corporate	(1)	United Kingdom	3.25%	2025	434.3	434.3	427.3	—
					$3,544.7	$3,663.6	$3,658.2	$—

(1) Investment made and held directly by KWE

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Schedule IV—Mortgage Loans on Real Estate (continued)
December 31, 2015
(Dollars in millions)

Activity for the year ended December 31, 2015 is as follows:

Balance - December 31, 2014	$2,195.9
New mortgage loans	2,052.5
Other additions	178.6
Amortization of mortgage premium	(8.8)
Payments of principal	(390.2)
Foreclosures	—
Loan loss reserve	—
Foreign currency gain (loss)	(143.6)
Other deductions	(226.2)
Balance - December 31, 2015	$3,658.2

See accompanying report of independent registered public accounting firm.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and procedures
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
Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation our disclosure controls and procedures as of December 31, 2015. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management’s Report on Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

KPMG LLP, the independent registered public accounting firm that audited the Company's 2015, 2014, and 2013 consolidated financial statements included in this annual report on Form 10-K, has issued a report on the Company's internal control over financial reporting, which is included in this report.

Changes in Internal Control over Financial Reporting

There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2015 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 11.	Executive Compensation
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2015 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2015 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2015 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2015 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this annual report:

(1)
Financial Statements. See the accompanying Index to Consolidated Financial Statements, which appears on page 63 of the annual report. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page 63 of this report, are incorporated by reference into this Item 15.

(2)
Financial Statement Schedules. Schedules III and IV are listed in the Index to Consolidated Financial Statements, which appear beginning on page 121 of this report, are incorporated by reference into this Item 15. All other Financial Statement Schedules have been omitted because the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the notes thereto.

(3)	Exhibits. See Item 15(b) below.

(b) Exhibits. The exhibits listed on the Exhibit Index set forth below on page 132 are filed as part of, or are incorporated by reference into, this annual report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of February 2016.

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

Name	Title	Date

/S/ WILLIAM J. MCMORROW William J. McMorrow	Chief Executive Officer (principal executive officer) and Chairman	February 29, 2016

/S/ JUSTIN ENBODY Justin Enbody	Chief Financial Officer (principal financial officer and principal accounting officer)	February 29, 2016

/S/ NORM CREIGHTON Norm Creighton	Director	February 29, 2016

/S/ CATHY HENDRICKSON Cathy Hendrickson	Director	February 29, 2016

/S/ DAVID A. MINELLA David A. Minella	Director	February 29, 2016

/S/ KENT MOUTON Kent Mouton	Director	February 29, 2016

/S/ JERRY R. SOLOMON Jerry R. Solomon	Director	February 29, 2016

/S/ STANLEY ZAX Stanley Zax	Director	February 29, 2016

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Amended and Restated Certificate of Incorporation.	Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed June 19, 2014.
3.2	Amended and Restated Bylaws.	Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K (001-33824) filed December 30, 2014.
4.1	Specimen Common Stock Certificate.	Filed as an Exhibit to the Registrant's Registration Statement on Amendment no. 1 to Form 8-A (File No.: 333-145110) filed on November 16, 2009 and incorporated by reference herein.
4.2	Certificate of Designation of Series B Preferred Stock.	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed August 16, 2010.
4.3
Registration Rights Agreement, dated as of December 6, 2012, among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantor parties thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC
Filed as Exhibit 4.14 to Kennedy-Wilson Holding, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed December 7, 2012.
4.4	Form of Indenture (the “2042 Notes Indenture”), dated as of November 28, 2012, between Kennedy-Wilson, Inc. and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.3 to Kennedy-Wilson Holding, Inc.'s Registration Statement on Form S-3 (File No. 333-184752) filed November 5, 2012.
4.5
Supplemental Indenture No. 1 to the 2042 Notes Indenture, dated as of November 28, 2012, among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantor party thereto and Wilmington Trust, National Association, as trustee.
Filed as Exhibit 4.2 to Kennedy-Wilson Holding, Inc.'s Current Report on Form 8-K (File No.: 001-33824) filed November 28, 2012.
4.6
Supplemental Indenture No. 2 to the 2042 Notes Indenture, dated as of February 14, 2013, among Kennedy-Wilson, Inc., the subsidiary guarantor parties thereto and Wilmington Trust, National Association, as trustee.
Filed as Exhibit 4.25 to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 10-K (File No.: 001-33824) filed on March 12, 2013 and incorporated by reference herein.
4.7	Supplemental Indenture No. 3 to the 2042 Notes Indenture, dated as of May 28, 2013, among Kennedy-Wilson, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33824) filed on May 29, 2013.
4.8	Supplemental Indenture No. 4 to the 2042 Notes Indenture, dated as of July 15, 2013, among Kennedy-Wilson, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.27 to the Registrant’s Registration Statement on Form S-3 (File No. 333-192059) filed November 1, 2013.
4.9
Supplemental Indenture No. 5 to the 2042 Notes Indenture, dated as of September 6, 2013, among Kennedy-Wilson, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.
Filed as Exhibit 4.28 to the Registrant’s Registration Statement on Form S-3 (File No. 333-192059) filed November 1, 2013.
4.10	Supplemental Indenture No. 6 to the 2042 Notes Indenture dated as of October 31, 2013, among Kennedy-Wilson, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.29 to the Registrant’s Registration Statement on Form S-3 (File No. 333-192059) filed November 1, 2013.
4.11	Supplemental Indenture No. 7 to the 2042 Notes Indenture dated as of January 6, 2014, among Kennedy-Wilson, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.36 to Registrant’s Annual Report on Form 10-K filed March 3, 2014.
4.16	Supplemental Indenture No. 8 to the 2042 Notes Indenture dated January 6, 2014 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association.	Filed as Exhibit 4.37 to Registrant’s Annual Report on Form 10-K filed March 3, 2014.
4.17	Supplemental Indenture No. 9 to the 2042 Notes Indenture dated March 18, 2014 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association.	Filed as Exhibit 4.5 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed May 12, 2014.

4.18	Supplemental Indenture No. 10 to the 2042 Notes Indenture dated September 5, 2014 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association.	Filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed November 10, 2014.
4.19	Supplemental Indenture No. 11 to the 2042 Notes Indenture dated November 11, 2014 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association.	Filed as Exhibit 4.6 to Registrant’s Current Report on Form 8-K (001-33824) filed November 18, 2014.
4.12	Base Indenture dated March 25, 2014 between Kennedy-Wilson, Inc. and Wilmington Trust, National Association.	Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed May 12, 2014.
4.13	Supplemental Indenture No. 1 dated March 25, 2014 among Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association.	Filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K (001-33824) filed March 26, 2014.
4.14	Supplemental Indenture No. 2 dated September 5, 2014 among Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association.	Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed November 10, 2014.
4.15	Supplemental Indenture No. 3 dated November 11, 2014 among Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association.	Filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K (001-33824) filed November 18, 2014.
10.1†	Fifteenth Amendment to Employment Agreement by Kennedy-Wilson, Inc. and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.2†	Employment Agreement dated August 14, 1992 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-8 (File No.: 333-164928) filed on February 16, 2010 and incorporated by reference herein.
10.3†	Amendment to Employment Agreement dated as of January 1, 1993 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.4†	Second Amendment to Employment Agreement dated as of between January 1, 1994 Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.5†	Third Amendment to Employment Agreement dated as of March 31, 1995 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Amendment No. 2 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 23, 2009 and incorporated by reference herein.
10.6†	Fourth Amendment to Employment Agreement dated as of January 1, 1996 Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Amendment No. 2 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 23, 2009 and incorporated by reference herein.
10.7†	Amendment to Employment Agreement dated as of February 28, 1996 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.8†	Fifth Amendment to Employment Agreement dated as of May 19, 1997 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.

10.9†	Sixth Amendment to Employment Agreement dated as of August 20, 1998 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.10†	Seventh Amendment to Employment Agreement dated as of August 9, 1999 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.11†	Eighth Amendment to Employment Agreement dated as of January 3, 2000 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.12†	Ninth Amendment to Employment Agreement dated as of October 1, 2000 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.13†	Tenth Amendment to Employment Agreement dated as of April 22, 2002 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.14†	Eleventh Amendment to Employment Agreement dated as of October 1, 2003 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.15†	Twelfth Amendment to Employment Agreement dated as of April 21, 2004 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.16†	Thirteenth Amendment to Employment Agreement dated as of January 1, 2008 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.17†	Fourteenth Amendment to Employment Agreement dated as of February 1, 2009 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.18†	Employment Agreement dated February 1, 2009 between Kennedy-Wilson and Mary L. Ricks.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.19†	First Amendment to Employment Agreement dated June 1, 2009 between Kennedy-Wilson and Mary L. Ricks.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.20†	Second Amendment to Employment Agreement by Kennedy-Wilson, Inc. and Mary L. Ricks.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.21†	Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan.	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed January 30, 2012.

10.22†	First Amendment to Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed June 19, 2014.
10.23†	Form of First Amendment to Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Restricted Stock Award Agreement.	Filed as Exhibit 10.114 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.
10.24†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Employee Restricted Stock Award Agreement	Filed as Exhibit 10.115 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.
10.25†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Consultant Restricted Stock Award Agreement	Filed as Exhibit 10.116 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.
10.26†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed July 18, 2014.
10.27†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Director Restricted Stock Award Agreement	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed August 8, 2014.
10.28†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Employee Restricted Stock Award Agreement	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed October 16, 2015.
10.29†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Director Restricted Stock Award Agreement	Filed herewith
10.30	Consulting Agreement, dated as of December 31, 2013, among Kennedy-Wilson, Inc., Barry S. Schlesinger and CV I R.E. Services, LLC.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed on December 31, 2013.
10.31†	Sixteenth Amendment to Employment Agreement dated August 6, 2014 by and between Kennedy-Wilson, Inc. and William J. McMorrow.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed August 8, 2014.
10.32†	Fourth Amendment to Employment Agreement dated August 6, 2014 by and between Kennedy-Wilson, Inc., and Mary L. Ricks.	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (001-33824) filed August 8, 2014.
10.33†	Employment Agreement dated December 29, 2014 between Kennedy-Wilson, Inc. and Kent Mouton.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed December 30, 2014.
10.34†	Employment Agreement dated December 29, 2014 between Kennedy-Wilson, Inc. and Matt Windisch.	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (001-33824) filed December 30, 2014.
10.35†	Employment Agreement dated December 29, 2014 between Kennedy-Wilson, Inc. and Justin Enbody.	Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K (001-33824) filed December 30, 2014.
10.36†	Form of Award Letter	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 8-K (001-33824) filed August 28, 2015.
10.37†	Form of Restricted Share Unit Agreement.	Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 8-K (001-33824) filed August 28, 2015.
10.38
Credit Agreement dated as of December 10, 2015 among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., certain subsidiaries of Kennedy-Wilson Holdings, Inc. party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and letter of credit issuer.
Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed December 11, 2015.
21	List of Subsidiaries	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
24.1	Power of Attorney (included on signature page).	Filed herewith
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.	Filed herewith
31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer	Filed herewith
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
Filed herewith

__________

†	Management Contract, Compensation Plan or Agreement.
(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.