Form 10-K/A
period 2015-12-31
Kennedy-Wilson Holdings, Inc.
filed 2016-03-25
CIK 1408100

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

EXPLANATORY NOTE

Kennedy-Wilson Holdings, Inc., a Delaware corporation (the “Company”), is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2016 (the “Original Report”), to amend Item 15 of the Original Report and include separate financial statements of the following entities, as required pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended:

•	Kennedy Wilson Real Estate Fund IV, L.P.

•	KW Funds - 303 North Glenoaks, LLC and KW Funds - 6100 Wilshire, LLC

•	Egret Limited and its subsidiaries

•	KWVF Panther Holdco Limited

•	WH Valle Di Oro 79, LLC

•	KW Stadium Gateway Partners, LLC

•	KWF Real Estate Venture VI, L.P

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

(b) Exhibits. The exhibits listed on the Exhibit Index set forth below on page 6 are filed as part of, or are incorporated by reference into, this annual report on Form 10-K.
(c) Financial Statements Required by Rule 3-09 of Regulation S-X. The financial statements required by Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended, are filed as schedules to this report and are incorporated by reference into this Item 15.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March 2016.

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
Filed as Exhibit 4.28 to the Registrant’s Registration Statement on Form S-3 (File No. 333-192059) filed November 1, 2013.
4.10	Supplemental Indenture No. 6 to the 2042 Notes Indenture dated as of October 31, 2013, among Kennedy-Wilson, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.29 to the Registrant’s Registration Statement on Form S-3 (File No. 333-192059) filed November 1, 2013.
4.11	Supplemental Indenture No. 7 to the 2042 Notes Indenture dated as of January 6, 2014, among Kennedy-Wilson, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.36 to Registrant’s Annual Report on Form 10-K filed March 3, 2014.
4.16	Supplemental Indenture No. 8 to the 2042 Notes Indenture dated January 6, 2014 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association.	Filed as Exhibit 4.37 to Registrant’s Annual Report on Form 10-K filed March 3, 2014.
4.17	Supplemental Indenture No. 9 to the 2042 Notes Indenture dated March 18, 2014 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association.	Filed as Exhibit 4.5 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed May 12, 2014.

4.18	Supplemental Indenture No. 10 to the 2042 Notes Indenture dated September 5, 2014 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association.	Filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed November 10, 2014.
4.19	Supplemental Indenture No. 11 to the 2042 Notes Indenture dated November 11, 2014 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association.	Filed as Exhibit 4.6 to Registrant’s Current Report on Form 8-K (001-33824) filed November 18, 2014.
4.12	Base Indenture dated March 25, 2014 between Kennedy-Wilson, Inc. and Wilmington Trust, National Association.	Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed May 12, 2014.
4.13	Supplemental Indenture No. 1 dated March 25, 2014 among Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association.	Filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K (001-33824) filed March 26, 2014.
4.14	Supplemental Indenture No. 2 dated September 5, 2014 among Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association.	Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed November 10, 2014.
4.15	Supplemental Indenture No. 3 dated November 11, 2014 among Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association.	Filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K (001-33824) filed November 18, 2014.
10.1†	Fifteenth Amendment to Employment Agreement by Kennedy-Wilson, Inc. and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.2†	Employment Agreement dated August 14, 1992 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-8 (File No.: 333-164928) filed on February 16, 2010 and incorporated by reference herein.
10.3†	Amendment to Employment Agreement dated as of January 1, 1993 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.4†	Second Amendment to Employment Agreement dated as of between January 1, 1994 Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.5†	Third Amendment to Employment Agreement dated as of March 31, 1995 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Amendment No. 2 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 23, 2009 and incorporated by reference herein.
10.6†	Fourth Amendment to Employment Agreement dated as of January 1, 1996 Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Amendment No. 2 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 23, 2009 and incorporated by reference herein.
10.7†	Amendment to Employment Agreement dated as of February 28, 1996 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.8†	Fifth Amendment to Employment Agreement dated as of May 19, 1997 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.

10.9†	Sixth Amendment to Employment Agreement dated as of August 20, 1998 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.10†	Seventh Amendment to Employment Agreement dated as of August 9, 1999 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.11†	Eighth Amendment to Employment Agreement dated as of January 3, 2000 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.12†	Ninth Amendment to Employment Agreement dated as of October 1, 2000 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.13†	Tenth Amendment to Employment Agreement dated as of April 22, 2002 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.14†	Eleventh Amendment to Employment Agreement dated as of October 1, 2003 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.15†	Twelfth Amendment to Employment Agreement dated as of April 21, 2004 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.16†	Thirteenth Amendment to Employment Agreement dated as of January 1, 2008 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.17†	Fourteenth Amendment to Employment Agreement dated as of February 1, 2009 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.18†	Employment Agreement dated February 1, 2009 between Kennedy-Wilson and Mary L. Ricks.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.19†	First Amendment to Employment Agreement dated June 1, 2009 between Kennedy-Wilson and Mary L. Ricks.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.20†	Second Amendment to Employment Agreement by Kennedy-Wilson, Inc. and Mary L. Ricks.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.21†	Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan.	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed January 30, 2012.

10.22†	First Amendment to Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed June 19, 2014.
10.23†	Form of First Amendment to Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Restricted Stock Award Agreement.	Filed as Exhibit 10.114 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.
10.24†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Employee Restricted Stock Award Agreement	Filed as Exhibit 10.115 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.
10.25†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Consultant Restricted Stock Award Agreement	Filed as Exhibit 10.116 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.
10.26†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed July 18, 2014.
10.27†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Director Restricted Stock Award Agreement	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed August 8, 2014.
10.28†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Employee Restricted Stock Award Agreement	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed October 16, 2015.
10.29†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Director Restricted Stock Award Agreement	Filed with the Original Report
10.30	Consulting Agreement, dated as of December 31, 2013, among Kennedy-Wilson, Inc., Barry S. Schlesinger and CV I R.E. Services, LLC.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed on December 31, 2013.
10.31†	Sixteenth Amendment to Employment Agreement dated August 6, 2014 by and between Kennedy-Wilson, Inc. and William J. McMorrow.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed August 8, 2014.
10.32†	Fourth Amendment to Employment Agreement dated August 6, 2014 by and between Kennedy-Wilson, Inc., and Mary L. Ricks.	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (001-33824) filed August 8, 2014.
10.33†	Employment Agreement dated December 29, 2014 between Kennedy-Wilson, Inc. and Kent Mouton.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed December 30, 2014.
10.34†	Employment Agreement dated December 29, 2014 between Kennedy-Wilson, Inc. and Matt Windisch.	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (001-33824) filed December 30, 2014.
10.35†	Employment Agreement dated December 29, 2014 between Kennedy-Wilson, Inc. and Justin Enbody.	Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K (001-33824) filed December 30, 2014.
10.36†	Form of Award Letter	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 8-K (001-33824) filed August 28, 2015.
10.37†	Form of Restricted Share Unit Agreement.	Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 8-K (001-33824) filed August 28, 2015.
10.38
Credit Agreement dated as of December 10, 2015 among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., certain subsidiaries of Kennedy-Wilson Holdings, Inc. party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and letter of credit issuer.
Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed December 11, 2015.
21	List of Subsidiaries	Filed with the Original Report
23.1	Consent of Independent Registered Public Accounting Firm for the consolidated financial statements of Kennedy-Wilson Holdings, Inc.	Filed with the Original Report
23.2	Consent of Independent Auditors for the financial statements of Kennedy Wilson Real Estate Fund IV, L.P.	Filed herewith
23.3	Consent of Independent Auditors for the combined financial statements of KW Funds - 303 North Glenoaks, LLC and KW Funds - 6100 Wilshire, LLC	Filed herewith

23.4	Consent of Independent Auditors for the consolidated financial statements of Egret Limited	Filed herewith
23.5	Consent of Independent Auditors for the consolidated financial statements of KWVF Panther Holdco Limited	Filed herewith
23.6	Consent of Independent Auditors for the consolidated financial statements of WH Valle Di Oro 79, LLC	Filed herewith
23.7	Consent of Independent Auditors for the consolidated financial statements of KW Stadium Gateway Partners, LLC	Filed herewith
23.8	Consent of Independent Auditors for the consolidated financial statements of KWF Real Estate Venture VI, L.P.	Filed herewith
24.1	Power of Attorney.	Filed with the Original Report
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.	Filed herewith
31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer	Filed herewith
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
Filed with the Original Report
__________

†	Management Contract, Compensation Plan or Agreement.

3-09 FINANCIAL STATEMENTS
Kennedy-Wilson Holdings, Inc.
Index to 3-09 Financial Statements

Page
3-09 Financial Statements
Kennedy Wilson Real Estate Fund IV, L.P.	11
KW Funds - 303 North Glenoaks, LLC and KW Funds - 6100 Wilshire, LLC	28
Egret Limited and its subsidiaries	62
KWVF Panther Holdco Limited	75
WH Valle Di Oro 79, LLC	46
KW Stadium Gateway Partners, LLC	37
KWF Real Estate Venture VI, L.P.	54

Independent Auditors’ Report

The Partners
Kennedy Wilson Real Estate Fund IV, L.P.

We have audited the accompanying financial statements of Kennedy Wilson Real Estate Fund IV, L.P., which comprise the statements of operations, partners' capital, and cash flows for the year ended December 31, 2013, and the related notes to the financial statements.

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
Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Kennedy Wilson Real Estate Fund IV, L.P. for the year ended December 31, 2013, in accordance with U.S. generally accepted accounting principles.
The accompanying statements of financial condition, including the schedules of investments, of Kennedy Wilson Real Estate Fund IV, L.P., as of December 31, 2015 and 2014, and the related statements of operations, partners' capital and cash flows for the years then ended, and the related notes to the financial statements, were not audited by us, and accordingly, we do not express an opinion on them.

/s/ KPMG LLP

Los Angeles, California
March 31, 2014

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Statements of Financial Condition (Unaudited)

	December 31,
	2015	2014
Assets	(unaudited)	(unaudited)
Investments at fair value (cost $156,291,501 in 2015 and $207,444,759 in 2014)	$154,191,736	$234,033,108
Total assets	$154,191,736	$234,033,108
Liabilities and partners' capital
Liabilities
Accounts payable and accrued expenses	$—	$308
Total liabilities	—	308
Partners' capital
General partner and special limited partner	14,680,764	8,085,966
Limited partners	139,510,972	225,946,834
Total partners’ capital	154,191,736	234,032,800
Total liabilities and partners’ capital	$154,191,736	$234,033,108

See accompanying notes to financial statements.

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Schedule of Investments
December 31, 2015 (Unaudited)

Ownership interest	Security description	Percentage of total investments	Cost	Fair value

85.02%	Kennedy Wilson REF IV AG, LLC, an entity holding interests in 23 office, retail and multifamily real estate investments located in California, Arizona, Utah, and Hawaii, and two investments in loan pool participations and notes	100.00%	$156,291,501	$154,191,736
	Total investments	100.00%	$156,291,501	$154,191,736

See the following page for the full listing of investments held by Kennedy Wilson REF IV AG, LLC.

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Schedule of Investments - Kennedy Wilson REF IV AG, LLC
December 31, 2015 (unaudited)

Ownership interest	Security description	Percentage of total investments	Cost	Fair value
	Interests in real estate assets:
100.00%	KW Fund IV-Westview Heights, LLC, a single-purpose entity holding a fee simple interest in a 132-unit multifamily project located in Portland, Oregon. (The property was sold in August 2014, and the entity is in the process of winding down.)	0.10%	$—	$134,198
100.00	KW Fund IV-Westview Heights 66, LLC, a single-purpose entity holding a fee simple interest in a 66-unit multifamily project located in Portland, Oregon. (The property was sold in August 2014, and the entity is in the process of winding down.)	—	—	62,847
100.00	KW Royal Beverly Glen, LLC, a single-purpose entity holding a fee simple interest in 77,749 square foot office building located in Los Angeles, California	9.30	14,265,641	15,934,065
100.00	KW TriCenter, LLC, a single-purpose entity holding a fee simple interest in a 143,256-square foot office building and a four-level parking structure located in Van Nuys, California	5.20	13,331,248	8,812,806
100.00	KW Vancouver Partners, LLC, a single-purpose entity holding a fee simple interest in a 388-unit multifamily project located in Vancouver, Washington. (The property was sold in December 2015, and the entity is in the process of winding down.)	0.30	—	513,022
100.00	KW El Cerrito, LLC, a single-purpose entity holding a fee simple interest in a 159-unit multifamily project located in El Cerrito, California	14.60	18,325,500	24,908,889
100.00	KW 245 Los Robles, LLC, a single-purpose entity holding a fee simple interest in a 175,792-square foot office project and a four-level parking structure located in Pasadena, California	10.40	24,941,326	17,744,090
96.66	KW Aurora Land Partners, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 420 unit multifamily project located in Aurora, Colorado. (The property was sold in December 2015, and the entity is in the process of winding down.)	0.30	—	585,950
50.00	KW Huntington, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 277-unit multifamily project located in Huntington Beach, California. (The property was sold in December 2015 and the entity is in the process of winding down.)	—	—	60,573
50.00	KW CapTowers, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 409-unit apartment building comprising a fifteen-story tower and 206 garden-style villas located in Sacramento, California	6.90	10,477,830	11,775,849
50.00	KW Redwood Shores, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 89,455 square foot office building located in Redwood City, California	2.50	4,425,562	4,329,928
50.00	KW Stadium Gateway, LLC, an entity holding an interest in a single purpose entity holding a fee simple interest in a 272,826 square foot office building located in Anaheim, California. (The property was sold in July 2015, and the entity is in the process of winding down.)	—	—	9,522
50.00	KW 5161 Lankershim, LLC, a single purpose entity holding a fee simple interest in a 182,369 square foot office building located in North Hollywood, California	6.30	12,929,225	10,718,283
48.81	KW University Partners, LLC, a single-purpose entity holding a fee simple interest in a 209,329 square foot retail shopping center located in Orem, Utah	6.30	7,679,672	10,691,476
48.45	KW Paradise Hills, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a retail shopping center located in Phoenix, Arizona	2.90	2,445,879	4,940,141
45.40	KW Mission Blvd, LLC, a single-purpose entity holding a fee simple interest in a 188-unit multifamily community in Hayward, California	6.20	5,191,498	10,619,028
33.33	KW Telstar, LLC, a single-purpose entity holding a fee simple interest in a two-story, 246,912-square foot flex building and a four-level parking structure located in El Monte, California	1.70	5,636,367	2,825,000
33.33	Kennedy Wilson 145 Fairfax, LLC, a single-purpose entity that held a fee simple interest in a four-story, 55,574-square foot office building and a two-level subterranean parking garage located in Los Angeles, California (The property was sold in September 2013, and the entity is in the process of winding down.)	—	—	3,686

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Schedule of Investments - Kennedy Wilson REF IV AG, LLC (continued)
December 31, 2015 (unaudited)

Ownership interest	Security description	Percentage of total investments	Cost	Fair value
33.33	KW Warner Atrium, LLC, a single-purpose entity that held a fee simple interest in a three-story, 126,436-square foot office building and a three-level parking structure located in Woodland Hills, California. (The property was sold in December 2015, and the entity is in the process of winding down.)	—	—	7,725
25.00	KW 9301 Partners, LLC, an entity holding an interest in a single-purpose entity that held a fee simple interest in a six-story, 86,529-square foot office building and a three-level subterranean parking garage located in Beverly Hills, California. (The property was sold in July 2014, and the entity is in the process of winding down.)	—	—	53,170
15.57	KW/CV Sunset, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 251-unit multifamily project located in West Covina, California. (The property was sold in March 2015, and the entity is in the process of winding down.)	—	—	14,094
15.00	KW Kohanaiki Shores Member, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 450-acre planned community under development for up to 474 residences and a golf course on the Kona Coast of Hawaii	26.40	44,152,250	45,063,560
10.00	Guardian/KW Hayward, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 544-unit multifamily project located in Hayward, California	—	—	36,230
	Interests in loan pool participations and notes:
50.00	Participation interest in KW Residential Capital, an entity holding a participating loan interest in a single-purpose entity owning a project under development consisting of nine single-family residences located in Ventura, California	0.50	867,500	867,500
50.00	Participation interest in KW Residential Capital, an entity holding a participating loan interest in a single-purpose entity owning a project under development consisting of seventeen single-family residences located in Los Angeles, California	0.10	244,000	244,000

	Total investments	100.00%	$164,913,498	$170,955,632

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

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Schedule of Investments - Kennedy Wilson REF IV AG, LLC
December 31, 2014 (unaudited)

Ownership interest	Security description	Percentage of total investments	Cost	Fair value
	Interests in real estate assets:
100.00%	KW Fund IV-Westview Heights, LLC, a single-purpose entity holding a fee simple interest in a 132-unit multifamily project located in Portland, Oregon. (The property was sold in August 2014, and the entity is in the process of winding down.)	0.05%	$137,595	$137,595
100.00	KW Fund IV-Westview Heights 66, LLC, a single-purpose entity holding a fee simple interest in a 66-unit multifamily project located in Portland, Oregon. (The property was sold in August 2014, and the entity is in the process of winding down.)	0.02	62,897	62,897
100.00	KW Royal Beverly Glen, LLC, a single-purpose entity holding a fee simple interest in 77,749 square foot office building located in Los Angeles, California	4.66	13,575,821	12,223,911
100.00	KW TriCenter, LLC, a single-purpose entity holding a fee simple interest in a 143,256-square foot office building and a four-level parking structure located in Van Nuys, California	7.06	14,388,400	18,529,773
100.00	KW Vancouver Partners, LLC, a single-purpose entity holding a fee simple interest in a 388-unit multifamily project located in Vancouver, Washington	6.63	12,229,000	17,400,223
100.00	KW El Cerrito, LLC, a single-purpose entity holding a fee simple interest in a 159-unit multifamily project located in El Cerrito, California	8.22	18,147,500	21,574,442
100.00	KW 245 Los Robles, LLC, a single-purpose entity holding a fee simple interest in a 175,792-square foot office project and a four-level parking structure located in Pasadena, California	6.79	19,263,045	17,836,732
96.66	KW Aurora Land Partners, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 420 unit multifamily project located in Aurora, Colorado	6.66	12,163,335	17,497,330
50.00	KW Huntington, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 277-unit multifamily project located in Huntington Beach, California	4.74	12,175,713	12,454,855
50.00	KW CapTowers, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 409-unit apartment building comprising a fifteen-story tower and 206 garden-style villas located in Sacramento, California	3.31	9,667,830	8,701,808
50.00	KW Redwood Shores, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 89,455 square foot office building located in Redwood City, California	2.43	4,170,562	6,377,695
50.00	KW Stadium Gateway, LLC, an entity holding an interest in a single purpose entity holding a fee simple interest in a 272,826 square foot office building located in Anaheim, California	4.81	9,478,025	12,641,418
50.00	KW Marina View, LLC, a single purpose entity holding a fee simple interest in a six-story, 60,918 square-foot office building with 14,774 square feet of ground floor retail space and a two-level parking deck located in Marina Del Rey, California	3.73	7,929,603	9,784,243
50.00	KW 5161 Lankershim, LLC, a single purpose entity holding a fee simple interest in a 182,369 square foot office building located in North Hollywood, California	3.75	11,007,225	9,857,438
48.81	KW University Partners, LLC, a single-purpose entity holding a fee simple interest in a 209,329 square foot retail shopping center located in Orem, Utah	3.64	5,361,370	9,548,096
48.45	KW Paradise Hills, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a retail shopping center located in Phoenix, Arizona	1.89	2,245,724	4,958,493
45.40	KW Mission Blvd, LLC, a single-purpose entity holding a fee simple interest in a 188-unit multifamily community in Hayward, California	3.04	5,059,838	7,970,298
33.33	KW Telstar, LLC, a single-purpose entity holding a fee simple interest in a two-story, 246,912-square foot flex building and a four-level parking structure located in El Monte, California	1.57	5,588,038	4,130,938
33.33	Kennedy Wilson 145 Fairfax, LLC, a single-purpose entity that held a fee simple interest in a four-story, 55,574-square foot office building and a two-level subterranean parking garage located in Los Angeles, California (The property was sold in September 2013, and the entity is in the process of winding down.)	—	17,625	5,039

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Schedule of Investments - Kennedy Wilson REF IV AG, LLC (continued)
December 31, 2014 (unaudited)

Ownership interest	Security description	Percentage of total investments	Cost	Fair value
33.33	KW Warner Atrium, LLC, a single-purpose entity that held a fee simple interest in a three-story, 126,436-square foot office building and a three-level parking structure located in Woodland Hills, California	0.35	2,608,068	911,417
25.00	KW 9301 Partners, LLC, an entity holding an interest in a single-purpose entity that held a fee simple interest in a six-story, 86,529-square foot office building and a three-level subterranean parking garage located in Beverly Hills, California. (The property was sold in July 2014, and the entity is in the process of winding down.)	0.02	64,532	64,532
20.00	KW Hilltop Manager, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 1,008-unit multifamily project located in Richmond, California	6.65	9,444,840	17,457,524
15.57	KW/CV Sunset, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 251-unit multifamily project located in West Covina, California	1.22	2,298,910	3,195,769
15.00	KW Kohanaiki Shores Member, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 450-acre planned community under development for up to 474 residences and a golf course on the Kona Coast of Hawaii	14.66	38,937,327	38,495,056
10.00	Guardian/KW Hayward, LLC, an entity holding an interest in a single-purpose entity holding a fee simple interest in a 544-unit multifamily project located in Hayward, California	2.35	3,074,296	6,163,368
	Interests in loan pool participations and notes:
25.00	KW Loan Investors VII, LLC, an entity holding a portfolio initially consisting of nine construction and term loans with an outstanding principal balance of approximately $51,000,000, collateralized by seven retail properties located in Arizona, California and Utah. As of December 31, 2014, two loans remain	0.30	786,728	768,728
50.00	Participation interest in KW Residential Capital, an entity holding a participating loan interest in a single-purpose entity owning a project under development consisting of nine single-family residences located in Ventura, California	0.41	1,078,000	1,078,000
50.00	Participation interest in KW Residential Capital, an entity holding a participating loan interest in a single-purpose entity owning a project under development consisting of seventeen single-family residences located in Los Angeles, California	1.04	2,712,500	2,712,500

	Total investments	100.00%	$223,674,347	$262,558,118

See accompanying notes to financial statements.

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Statements of Operations

	Year ended December 31,
	2015	2014	2013
	(unaudited)	(unaudited)
Investment income:
Dividends	$11,159,769	$7,810,775	$3,628,660
Interest	1,084,957	1,129,846	1,220,900
Total investment income	12,244,726	8,940,621	4,849,560
Expenses:
Management fees	2,049,673	3,036,444	4,767,106
Organization costs	—	—	115,294
Interest expense	—	229,763	378,325
Other professional and administrative costs	666,286	617,452	443,852
Total expenses	2,715,959	3,883,659	5,704,577
Net investment income (loss)	9,528,767	5,056,962	(855,017)
Realized and unrealized gain on investments:
Net realized gain on investments	50,552,734	9,988,150	1,028,741
Net change in unrealized gains and losses on investments	(28,688,114)	14,305,289	18,145,836
Net income	$31,393,387	$29,350,401	$18,319,560
See accompanying notes to financial statements.

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Statements of Partners' Capital

	General partner and special limited partner	Limited partners	Total
Partners' capital, December 31, 2012	$1,508,996	$141,432,701	$142,941,697
Capital contributions	86,183	47,177,507	47,263,690
Capital distributions	(28,927)	(14,434,417)	(14,463,344)
Net income	1,776,834	16,542,726	18,319,560
Partners' capital, December 31, 2013	3,343,086	190,718,517	194,061,603
Capital contributions(unaudited)	87,792	46,545,695	46,633,487
Capital distributions (unaudited)	(72,025)	(35,940,666)	(36,012,691)
Net income (unaudited)	4,727,113	24,623,288	29,350,401
Partners' capital, December 31, 2014 (unaudited)	8,085,966	225,946,834	234,032,800
Capital contributions(unaudited)	81,190	30,727,774	30,808,964
Capital distributions (unaudited)	(307,539)	(141,735,876)	(142,043,415)
Net income (unaudited)	6,821,147	24,572,240	31,393,387
Partners' capital, December 31, 2015 (unaudited)	$14,680,764	$139,510,972	$154,191,736

See accompanying notes to financial statements.

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Statement of Cash Flows

	Year ended December 31,
	2015	2014	2013
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$31,393,387	$29,350,401	$18,319,560
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in accreted interest	(1,084,649)	(1,129,846)	(1,219,448)
Net realized gain on sales of investments	(50,552,734)	(9,988,150)	(1,028,741)
Net change in unrealized gains and losses on investments	28,688,114	(14,305,289)	(18,145,836)
Change in operating assets and liabilities:
Purchases of investments	(28,093,005)	(42,750,758)	(82,125,268)
Transfer of cash and cash equivalents	—	—	(2,159,975)
Proceeds from sales of investments	130,883,646	28,201,916	41,292,902
Accounts receivable	—	—	52,078
Costs related to investments to be acquired	—	—	(46,056)
Prepaid expenses	—	—	(167,276)
Accounts payable and accrued expenses	(308)	(392)	17,800
Net cash provided by (used in) operating activities	111,234,451	(10,622,118)	(45,210,260)
Cash flows from financing activities:
Borrowings under line of credit	—	—	23,621,580
Payments under line of credit	—	—	(12,817,485)
Capital contributions	30,808,964	46,633,487	47,263,690
Capital distributions	(142,043,415)	(36,012,691)	(14,463,344)
Net cash (used in) provided by financing activities	(111,234,451)	10,620,796	43,604,441
Net decrease in cash and cash equivalents	—	(1,322)	(1,605,819)
Cash and cash equivalents, beginning of year	—	1,322	1,607,141
Cash and cash equivalents, end of year	$—	$—	$1,322
Supplemental disclosure of cash paid during the year:
Cash paid for interest	$—	$237,552	$252,451

Supplemental disclosure of net assets and liabilities transferred to Kennedy Wilson REF IV AG, LLC:
Cash and cash equivalents	$—	$—	$2,159,975
Accounts receivable	—	—	15,049
Costs related to investments to be acquired	—	—	46,056
Prepaid expenses	—	—	701,700
Accounts payable	—	—	(34,345)
Notes payable	—	—	(13,817,000)
Total net assets and liabilities transferred to Kennedy Wilson REF IV AG, LLC	$—	$—	$(10,928,565)
See accompanying notes to financial statements.

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Notes to Financial Statements
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

NOTE 1—ORGANIZATION
Kennedy Wilson Real Estate Fund IV, L.P. (the Partnership), a Delaware limited partnership, was formed on January 28, 2011. The Agreement of Limited Partnership of the Partnership (Partnership Agreement) was executed on May 13, 2011. The general partner of the Partnership is Kennedy Wilson Property Services IV, L.P., a Delaware limited partnership (the General Partner), and the special limited partner is Kennedy Wilson Property Special Equity IV, LLC, a Delaware limited liability company (the Special Limited Partner). The Partnership Agreement was amended and restated on January 1, 2013 to allow for the creation of a parallel fund structure to enable foreign investors to co-invest with the Partnership. On March 20, 2013, Kennedy Wilson Real Estate Fund IV (IP), L.P. (the Investment Partnership) was created and Kennedy Wilson REF IV AG, LLC (the Aggregator) was formed for the purpose of aggregating the investments of the Partnership. On July 16, 2013, the Partnership contributed 100% of its assets to the Aggregator for an 85.0% ownership interest and was equalized by the investors of the Investment Partnership who afterwards owned 15.0% of the Aggregator. The contribution of assets from the Partnership to the Aggregator and the admittance/equalization of the Investment Partnership were done as prescribed in the Partnership’s amended and restated agreement of limited partnership. Per the agreement, any admitted limited partner shall be (a) treated as having been a party to the agreement and any such increased capital commitment shall be treated as having been made, as if they had been invested from day 1 of the Partnership for all purposes, (b) required to bear and contribute its portion of the management fee from day 1 of the Partnership, other Partnership expenses from day 1 and all organizational expenses whenever incurred, and (c) unless otherwise determined by the General Partner, required to pay to the Partnership an additional amount calculated at 10% per annum determined as of the date of such limited partner’s admittance to the Partnership or increase in capital commitment (with respect to the increase in capital commitment), as applicable, on each portion of its capital contribution (including, as applicable, to fund management fees) from the date such portion of such capital contribution would have been made if such partner had been admitted as a Partner for its full capital commitment on day 1. The Partnership’s investment objective has remained unchanged and continues to be to acquire office, multifamily, and other real estate investments, including real estate loans and condominiums through its ownership in the Aggregator. In accordance with this objective, the Aggregator may form joint ventures with appropriate strategic coinvestors or invest in real estate related financings, such as first trust deeds. Partnership investments will generally involve real estate located in the western United States and Hawaii. Under the terms of the Partnership Agreement, the Partnership shall continue until the eighth anniversary of the effective date of May 13, 2011 and may be extended for an additional one‑year period by the General Partner in its discretion, and for an additional one‑year period by the General Partner with the prior consent of the limited partners with a majority of aggregate commitments.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION—The Partnership is an investment company and follows specialized accounting and reporting requirements for investment companies established under U.S. generally accepted accounting (U.S. GAAP).
USE OF ESTIMATES—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and reported amounts of revenue and expenses. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
CASH AND CASH EQUIVALENTS—The Partnership maintains its cash in federally insured banking institutions. The account balances at these institutions periodically exceed the Federal Deposit Insurance Corporation’s (FDIC) insurance coverage, and as a result, there is a concentration of credit risk related to amounts in excess of FDIC’s insurance coverage. To mitigate this risk, the Partnership places its cash with quality financial institutions and does not believe there is a significant concentration of credit risk. The Partnership considers its investment in money market accounts to be a cash equivalent. The Partnership did not have any cash equivalents as of December 31, 2015.
FAIR VALUE MEASUREMENT—Fair value is defined as the price that would be received to sell an asset or would be paid to transfer a liability (the exit price) in an orderly transaction between market participants at the measurement date.
A three‑level hierarchy was established for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The hierarchy level assigned to each investment of the Partnership is based on the

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Notes to Financial Statements
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

assessment of the transparency and reliability of the inputs used in the valuation of such investment at the measurement date. The three hierarchy levels are defined as follows:
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
VALUATION OF INVESTMENTS—The Aggregator's investments in real estate assets are stated at fair value using the income and market approaches. For the Limited Liability Companies (LLC or Joint Venture) in which the Aggregator has a partial ownership interest, the LLC's investments in real estate are also stated at fair value using the income and market approaches. The income approach requires the General Partner to estimate the projected operating cash flows of the real estate on an asset-by-asset basis, apply a capitalization (cap) rate to the reversion year's cash flows and discount the cash flows with a risk-adjusted rate for the respective holding periods. The market approach requires the General Partner to identify transactions for similar assets, if any, and apply asset specific adjustments for items such as location, physical condition, and other pertinent factors which would impact fair value. In some instances in which the Aggregator has a partial ownership interest in an LLC, distributions to owners may be based on formulas that consider minimum return requirements as described in the operating agreements of those LLC's. These distribution terms have been taken into consideration as part of determining the fair value of the Aggregator's investments.
The Aggregator's investments in notes and loan pool participations are stated at fair value based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the credit risk of the borrower to the current yield of similar fixed-income securities.
The fair values of Level 3 investments cannot be determined with precision, cannot be substantiated by comparison to quoted prices in active markets, and may not be realized in a current sale or immediate settlement of the asset or liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including discount rates, cap rates, liquidity risks, and estimates of future cash flows, could significantly affect the fair value measurement amounts.
The Partnership's investments are accounted for on a closing-date basis.
CONCENTRATION OF RISK—Substantially all of the Aggregator's investments are concentrated in real estate related investments in California, Utah, Arizona, and Hawaii. Adverse conditions in the sector or geographic locations would likely result in material declines in the value of the Partnership's investments.
REVENUE RECOGNITION—Dividend income from investments in real estate assets is recorded when a disbursement has been approved and declared from the underlying investments of the Partnership. Interest income on notes is recognized on the accrual basis in the period earned unless deemed doubtful of collection or the related security is in default. Undistributed earnings from investments in real estate assets are considered by the General Partner in estimating the fair value of these investments. The Partnership also records its proportionate share of the Aggregator’s income, expenses, realized and unrealized gains (losses) after July 16, 2013 (date of equalization).

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Notes to Financial Statements
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

INCOME TAXES—The Partnership is not subject to federal or state income taxes, and accordingly, no provision for income taxes has been made in the accompanying financial statements. The partners are required to report their proportional share of income, gains, loss, credit, or deduction on their respective tax returns.
The Partnership is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement, which could result in the Partnership recording a tax liability that would reduce net assets. Based on its analysis, the Partnership has determined that there are no tax benefits or obligations subject to uncertain tax positions that would have a material impact on the Partnership's financial position or results of operations. The tax year 2011 (year of inception) is the earliest year that remains open to examination by the taxing jurisdictions to which the Partnership is subject.
NOTE 3—FAIR VALUE OF INVESTMENTS
The following table presents the classification of the Partnership's fair value measurements as of December 31, 2015 (unaudited):

	Level 1	Level 2	Level 3	Total
Interests in real estate assets	$—	$—	$153,190,187	$153,190,187
Interests in loan pool participations and notes	—	—	1,001,549	1,001,549
	$—	$—	$154,191,736	$154,191,736
The following table presents changes in Level 3 investments for the year ended December 31, 2015 (unaudited):

	December 31, 2014	Purchases	Sales	Realized gains	Accretion on loans	Change in unrealized gains and losses, net	December 31, 2015
Interests in real estate assets	$229,960,932	$28,093,005	$(126,728,370)	$50,552,734	$—	$(28,688,114)	$153,190,187
Interests in loan pool participations and notes	4,072,176	—	(4,155,276)	—	1,084,649	—	1,001,549
	$234,033,108	$28,093,005	$(130,883,646)	$50,552,734	$1,084,649	$(28,688,114)	$154,191,736
The net change in unrealized gains and losses on investments that use Level 3 inputs still held as of December 31, 2015 was a net loss of $6,997,854 (unaudited).
The following table presents the classification of the Partnership's fair value measurements as of December 31, 2014 (unaudited):

	Level 1	Level 2	Level 3	Total
Interests in real estate assets	$—	$—	$229,960,932	$229,960,932
Interests in loan pool participation and notes	—	—	4,072,176	4,072,176
	$—	$—	$234,033,108	$234,033,108
The following table presents changes in Level 3 investments for the year ended December 31, 2014 (unaudited):

	December 31, 2013	Purchases	Sales	Realized gains	Accretion on loans	Change in unrealized gains and losses, net	December 31, 2014
Interests in real estate assets	$187,501,720	$42,280,778	$(24,115,005)	$9,988,150	$—	$14,305,289	$229,960,932
Interests in loan pool participations and notes	6,559,261	469,980	(4,086,911)	—	1,129,846	—	4,072,176
	$194,060,981	$42,750,758	$(28,201,916)	$9,988,150	$1,129,846	$14,305,289	$234,033,108
The net change in unrealized appreciation on investments that use Level 3 inputs still held as of December 31, 2014 was $18,294,962 (unaudited).

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Notes to Financial Statements
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

Since inception, all investments have been classified as Level 3 investments and there have been no transfers between other levels of the hierarchy.
In estimating fair value of investments in real estate assets and notes, the Partnership considers significant inputs such as cap and discount rates. The table below describes the range of inputs used as of December 31, 2015 (unaudited):

	Cap rate		Discount rate
	Min	Max	Min	Max
Multifamily	5.30%	6.80%	7.80%	9.30%
Office	5.80	9.00	7.80	11.50
Retail	6.50	7.00	8.30	9.50
Land and Condo	N/A	N/A	13.00	15.00
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
Several of the LLCs also posses mortgage debt collateralized by the respective real estate assets. For valuation of investment level debt, the Partnership considers significant inputs such as the term of the debt, value of collateral, current loan‑to‑value ratios, market interest rates, and credit quality of investment entities. The market interest rates used by the Partnership for these types of investments range from 2.5% to 4.1% as of December 31, 2015 (unaudited) and 1.70% to 4.59% as of December 31, 2014 (unaudited).
NOTE 4—RELATED PARTY TRANSACTIONS
MANAGEMENT FEE—During the period which commenced on May 13, 2011 and expired on May 13, 2014 (the Investment Period), the Partnership paid the General Partner a management fee equal to 1.50% per annum of the invested capital contributed by the non-affiliated limited partners and 1.00% per annum of the difference between the aggregate capital commitments of the non-affiliated limited partners and the invested capital contributed by the non-affiliated limited partners. After the expiration of the Investment Period, the Partnership shall pay the General Partner a management fee equal to 1.50% per annum of the invested capital contributed by the non-affiliated limited partners. The Partnership incurred $2,049,673 (unaudited) in management fees for the year ended December 31, 2015, $3,036,444 (unaudited) for the year ended December 31, 2014 and $2,035,256 for the period from July 16, 2013 (date of equalization) through December 31, 2013.
The management fee shall be reduced, in any calendar quarter, by the non-affiliated limited partners’ percentage of any organizational expenses that the Partnership pays in excess of $1,000,000. In the event that the amount of fee reduction exceeds the management fee for such quarterly period, such excess shall be carried forward to reduce the management fee payable in following quarterly periods. There have been no reductions for the period from March 20, 2013 (inception) through December 31, 2015 (unaudited).
ORGANIZATION EXPENSE—The Partnership shall pay or reimburse the General Partner for up to $1,000,000 of organizational expenses incurred on behalf of the Partnership. Organization expenses in excess of $1,000,000 will reduce the management fee paid to the General Partner. The Partnership incurred no organization costs (unaudited) for the year ended December 31, 2015 and 2014 and $115,294 for year ended December 31, 2013.
RELATED PARTY SALES—During 2015, the Aggregator sold its interests in KW Hilltop Manager, LLC and KW Marina View, LLC to an affiliate of the General Partner for a combined purchase price of $59,507,178 (unaudited) resulting in a combined realized gain of $16,143,769 (unaudited). Each sale was separately negotiated and closed at different dates in 2015. The Aggregator’s Advisory Board reviewed and consented to these transactions.

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Notes to Financial Statements
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

LLC MANAGEMENT FEES—It is contemplated that an affiliate of the General Partner may perform property management services and/or construction management services for the LLCs in which the Aggregator holds a financial interest. The compensation and other terms for such services provided shall be at rates and on terms that are no less favorable to the LLCs than the prevailing market rates and terms for such services obtained on an arm's-length basis in the applicable market area. Affiliates of the General Partner may also perform development management services for the LLCs.
NOTE 5—PARTNERS' CAPITAL
CONTRIBUTIONS—The total committed capital of the Partnership is $257,368,421 (unaudited) as of December 31, 2015 of which 100.0% (unaudited) has been called, $257,368,421(unaudited) as of December 31, 2014, of which $226,559,457 (unaudited) or 88.03% (unaudited) has been called, and $257,368,421 as of December 31, 2013 of which $179,925,970 or 69.91% had been called.
The General Partner is authorized to call additional capital in its sole discretion when additional capital is required to acquire investments, provide working capital, establish reserves, or pay expenses, costs, losses, or liabilities of the Partnership. However, only non-affiliated limited partners are required to fund management fees or excess organization costs as described above. No limited partner shall be required to make any additional capital contributions in excess of its capital commitment. Any portion of a limited partner’s capital commitment that has not been called by the General Partner within the period ending three years from the effective date of May 13, 2011 may not be drawn to fund new commitments for investments. However, the partners shall remain obligated to make capital contributions throughout the duration of the term of the Partnership in order to fund commitments for new investments in existence at the end of the Investment Period, to pay for management fees and other partnership expenses, to fund requirements of existing investments in an aggregate amount not to exceed 15% of the aggregate commitments, or to pay continuing obligations of the Partnership under any line of credit or permitted indebtedness.
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
DISTRIBUTIONS—Distributions of net cash flow shall initially be made to the partners based on the percentage of their aggregate investment contributions to the aggregate investment contributions made by all partners. The initial amount apportioned to the limited partners shall be distributed to the limited partners and the Special Limited Partner as follows:
(i) First, 100% to limited partners until the limited partners have received cumulative distributions equal to the sum of their ,aggregate contributions for investments and partnership costs,
(ii) Second, 100% to limited partners until the unpaid preferred return of ten percent (10%), compounded annually, due to the limited partners is reduced to zero,
(iii) Third, 50% to the Special Limited Partner and 50% to the limited partners to the extent necessary so that the aggregate distributions to the Special Limited Partner equal 20% of the cumulative amount of distributions made to limited partners pursuant to (ii) and (iv), and
(iv) Thereafter, 20% to the Special Limited Partner and 80% to the limited partners.
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
NOTE 6—COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Partnership issues contingent loan and completion guarantees to secure financing agreements and/or to obtain preferred terms related to its investments. These guarantees may include obligations under mortgage loans and may cover payments of principal and/or interest. These guarantees generally have fixed termination dates and become liabilities of the Partnership in the event the borrower is unable to meet the obligations specified in the guarantee agreement. As of December 31, 2015 (unaudited) and December 31, 2014 (unaudited), the Partnership has not entered into any of these guarantees.

KENNEDY WILSON REAL ESTATE FUND IV, L.P.
Notes to Financial Statements
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

During the years ended December 31, 2015, the Partnership provided financial support to its investee companies of $28,093,005 (unaudited) and $42,750,758 (unaudited), respectively, which was made in the form of invested capital to provide for growth financing, to support acquisitions or for ongoing operations of investee companies.
For the periods ended December 31, 2015 (unaudited) and December 31, 2014 (unaudited), the Partnership did not have any unfunded obligations to investee companies.
NOTE 7—FINANCIAL HIGHLIGHTS
The Internal Rate of Return (IRR) of the non-affiliated limited partners, net of all fees and profit allocations to the Special Limited Partner, is 11.4% (unaudited) and 11.55% (unaudited) at December 31, 2015 and 2014, respectively.
The IRR was computed based on the actual dates of the cash inflows (capital contributions), outflows (cash distributions), and the ending net assets at the end of the period (residual value) of the non-affiilated limited partners' capital accounts as of December 31, 2015 (unaudited) and 2014, respectively.

	2015	2014
Ratio to average limited partners’ capital:	(unaudited)	(unaudited)
Net investment income (loss)	4.30%	2.94%
Total expenses	1.30%	2.26%
Incentive allocation	3.30%	2.71%
Total expenses and incentive allocation	4.60%	4.97%
The net investment income and total expense ratios (including incentive allocation) are calculated for the non-affiliated limited partners taken as a whole. The computation of such ratios, based on the amount of net investment income, expenses, and incentive allocation assessed to an individual investor, may vary from these ratios based on the timing of capital transactions. The above ratios are computed based upon the monthly average non-affiliated limited partners’ capital of the Partnership as measured at the end of each monthly accounting period for the years ended December 31, 2015 and 2014.
NOTE 8—SUBSEQUENT EVENTS
Management has evaluated all subsequent events occurring after the date of the statement of financial condition through March 25, 2016, the date that the financial statements were available to be issued, to determine whether any subsequent events necessitated adjustment or disclosure in the financial statements. No such events were identified that necessitated adjustment or disclosure.

Independent Auditors' Report
The Members
KW Funds - 303 North Glenoaks, LLC and KW Funds - 6100 Wilshire, LLC:
We have audited the accompanying combined financial statements of KW Funds - 303 North Glenoaks, LLC and KW Funds - 6100 Wilshire, LLC, which comprise the combined statements of operations, members' capital, and cash flows for the year ended December 31, 2013, and the related notes to the combined financial statements.
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
Opinion
In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of KW Funds - 303 North Glenoaks, LLC and KW Funds - 6100 Wilshire, LLC for the year ended December 31, 2013, in accordance with U.S. generally accepted accounting principles.
The accompanying combined balance sheets of KW Funds - 303 North Glenoaks, LLC and KW Funds - 6100 Wilshire, LLC, as of December 31, 2015 and 2014 and the related combined statements of operations, members' capital, and cash flows for the years then ended, and the related notes to the combined financial statements, were not audited by us, and accordingly, we do not express an opinion on them.

/s/ KPMG LLP

Los Angeles, California
March 31, 2014

KW Funds-303 North Glenoaks, LLC
(A Delaware Limited Liability Company)
and KW Funds-6100 Wilshire, LLC
(A Delaware Limited Liability Company)
Combined Balance Sheets (Unaudited)

	December 31,
	2015	2014
	(Unaudited)	(Unaudited)
Assets
Real estate
Land	$—	$10,446,567
Buildings	—	46,050,144
Total	—	56,496,711
Accumulated depreciation	—	(8,709,463)
Real estate, net	—	47,787,248
Cash	293	758,889
Escrow and deposits	—	464,274
Deferred leasing costs, net of accumulated amortization of $0 (unaudited) at December 31, 2015 and $1,166,122 (unaudited) at December 31, 2014	—	796,930
Mortgage loan costs, net of accumulated amortization of $0 (unaudited) at December 31, 2015 and $38,408 (unaudited) at December 31, 2014	—	261,314
Deferred rent	—	839,122
Accounts receivable	3,873	239,841
Prepaid expenses	—	144,278
Total assets	$4,166	$51,291,896
Liabilities and members' capital
Liabilities
Mortgage loans payable	$—	$31,662,903
Prepaid rent	—	277,910
Tenant deposits	—	280,205
Accounts payable and accrued expenses	—	456,745
Total liabilities	—	32,677,763
Members' capital
Members' capital	4,166	18,614,133
Total liabilities and members’ capital	$4,166	$51,291,896
See accompanying notes to the combined financial statements

KW Funds-303 North Glenoaks, LLC
(A Delaware Limited Liability Company)
and KW Funds-6100 Wilshire, LLC
(A Delaware Limited Liability Company)
Combined Statements of Operations
(Discontinued Operations)

	December 31,
	2015	2014	2013
	(Unaudited)	(Unaudited)
Revenue
Rental income	$923,551	$7,220,043	$11,196,136
Operating expense recoveries	161,890	408,927	638,129
Other	355,889	1,028,111	1,098,080
Total revenue	1,441,330	8,657,081	12,932,345
Operating expenses
Property taxes	281,784	1,072,855	1,209,764
Utilities	299,772	1,127,243	1,435,698
Repairs and maintenance	214,745	1,320,123	1,702,296
Salaries and wages	238,192	913,721	1,114,504
General and administrative	23,797	126,912	155,306
Insurance	81,605	376,960	355,998
Depreciation	602,465	2,859,006	3,815,186
Amortization	163,588	635,728	768,940
Interest expense	928,804	3,041,256	5,312,176
Total operating expenses	2,834,752	11,473,804	15,869,868
(Loss) gain on sale of real estate	(4,526,850)	4,995,850	—
Net (loss) income	$(5,920,272)	$2,179,127	$(2,937,523)
See accompanying notes to the combined financial statements

KW Funds-303 North Glenoaks, LLC
(A Delaware Limited Liability Company)
and KW Funds-6100 Wilshire, LLC
(A Delaware Limited Liability Company)
Combined Statements of Members' Capital

Balance, December 31, 2012	$37,408,246
Contributions	17,011,000
Distributions	(1,329,738)
Net loss	(2,937,523)
Balance, December 31, 2013	50,151,985
Contributions from members (unaudited)	3,883,907
Distributions to members (unaudited)	(37,600,886)
Net income (unaudited)	2,179,127
Balance, December 31, 2014 (unaudited)	18,614,133
Contributions from members (unaudited)	1,560,000
Distributions to members (unaudited)	(14,249,695)
Net income (unaudited)	(5,920,272)
Balance, December 31, 2015 (unaudited)	$4,166
See accompanying notes to the combined financial statements

KW Funds-303 North Glenoaks, LLC
(A Delaware Limited Liability Company)
and KW Funds-6100 Wilshire, LLC
(A Delaware Limited Liability Company)
Combined Statements of Cash Flows

	Year ended December 31,
	2015	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(5,920,272)	$2,179,127	$(2,937,523)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	602,465	2,859,006	3,815,186
Amortization of deferred leasing costs	163,588	635,728	768,940
Amortization of deferred financing fees	261,314	519,397	998,869
(Gain) loss on sale of real estate	4,526,850	(4,995,850)	—
Change in assets and liabilities:
Deferred rent	839,122	1,050,447	(483,420)
Accounts receivable	235,968	421,313	(269,901)
Prepaid expenses	144,278	17,097	(31,152)
Tax and insurance escrows	64,087	477,161	—
Prepaid rent	(277,910)	(181,026)	338,403
Tenant deposits	(280,205)	(312,742)	35,149
Accounts payable and accrued expenses	(456,745)	(2,080,210)	(332,584)
Net cash (used in) provided by operating activities	(97,460)	589,448	1,901,967
Cash flows from investing activities:
Additions to real estate	(1,241,416)	(520,712)	(1,523,615)
Deferred leasing costs	(66,605)	(467,506)	(732,094)
Change in capital escrow and deposits	400,187	(37,162)	698,815
Proceeds from sale of real estate, net of closing costs	44,599,296	74,986,446	—
Net cash provided by (used in) investing activities	43,691,462	73,961,066	(1,556,894)
Cash flows from financing activities:
Payments of mortgage loans payable	—	(723,960)	(1,198,020)
Proceeds from mortgage loans	—	31,656,400	—
Advances from mortgage loans	—	284,591	1,279,373
Payoff of first mortgage loans	(31,662,903)	(71,428,130)	—
Payoff of second mortgage	—	—	(16,550,000)
Payments made for mortgage loan costs	—	(299,722)	—
Contributions from members	1,560,000	3,883,907	17,011,000
Distributions to members	(14,249,695)	(37,600,886)	(1,329,738)
Net cash used in financing activities	(44,352,598)	(74,227,800)	(787,385)
Net change in cash	(758,596)	322,714	(442,312)
Cash at beginning of period	758,889	436,175	878,487
Cash at end of period	$293	$758,889	$436,175
Supplemental disclosure of cash flow information:
Cash paid for interest	$752,012	$2,700,474	$4,320,698
Supplemental disclosure of non-cash activity:
Accrued capital expenditures	$—	$23,799	$302,758

See accompanying notes to the combined financial statements

KW Funds-303 North Glenoaks, LLC
(A Delaware Limited Liability Company)
and KW Funds-6100 Wilshire, LLC
(A Delaware Limited Liability Company)
Notes to the Combined Financial Statements
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

NOTE 1—ORGANIZATION
KW Funds—303 North Glenoaks, LLC (Glenoaks), a Delaware limited liability company, is 50% owned by KW Property Fund II, L.P. (Fund II) and 50% owned by KW Property Fund III, L.P. (Fund III). Glenoaks was organized in March 2008 to invest in and fully own the property known as 303 North Glenoaks (the Glenoaks Property). This property is an office building totaling approximately 176,000 rentable square feet, located in Burbank, California. In May of 2015, the Glenoaks Property was sold to a third-party buyer (unaudited).
KW Funds—6100 Wilshire, LLC (6100 Wilshire), a Delaware limited liability company, is 85.71% owned by KW Property Fund II, L.P. and 14.29% owned by KW Property Fund III, L.P. 6100 Wilshire was organized in June 2008 to invest in and fully own the property known as 6100 Wilshire (the Wilshire Property). This property is an office building totaling approximately 214,000 rentable square feet, located in Los Angeles, California. In August of 2014, the Wilshire Property was sold to a third-party buyer (unaudited).
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
Other revenue is primarily comprised of parking income. The total amount of parking income for the year ended December 31, 2015 and 2014 was $167,385 (unaudited) and $924,711 (unaudited), respectively.
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
(A Delaware Limited Liability Company)
Notes to the Combined Financial Statements
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

IMPAIRMENT OF LONG-LIVED ASSETS—In accordance with accounting guidance for long-lived assets, the properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, the Companies will evaluate the properties by comparing the carrying amount of the properties to the estimated future undiscounted cash flows of the properties. If impairment exists, an impairment loss will be recognized based on the amount by which the carrying amount exceeds the fair value of the properties. For the periods ended December 31, 2015 (unaudited), 2014 (unaudited), and 2013, there were no impairments recorded.
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
The Companies have no assets or liabilities measured at fair value on a recurring or nonrecurring basis in the financial statements as of December 31, 2015 (unaudited) and 2014 (unaudited).

NOTE 3—REAL ESTATE ACQUISTION AND DISPOSITIONS
The fair value of the Properties was allocated to the acquired tangible assets, consisting primarily of land and buildings, and to the identified acquired intangible assets, which comprise in-place leases, above-market leases and below-market leases, in accordance with Business Combinations ASC Subtopic 805-10. Acquisition related costs were expensed as incurred.
Upon their respective purchases in 2008, the fair value of real estate was determined by valuing the Properties as if they were vacant, which was then allocated to land and buildings and improvements, based on management's determination of the relative fair values of these assets. The value of the acquired in-place leases was determined by calculating the present value of the cash flows provided by the leases, net of related incremental expenses over the estimated lease-up period.  As of December 31, 2015 (unaudited) and 2014 (unaudited), no amount of intangible assets is capitalized and subject to amortization related to leases that were in-place upon acquisition in 2008.
In May of 2015, the Glenoaks Property was sold to a third-party buyer and in August of 2014 the Wilshire Property was sold to a third-party buyer. The Company therefore has written off all real estate amounts related to the Glenoaks Property and the

KW Funds-303 North Glenoaks, LLC
(A Delaware Limited Liability Company)
and KW Funds-6100 Wilshire, LLC
(A Delaware Limited Liability Company)
Notes to the Combined Financial Statements
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

Wilshire Property and recorded a loss on sale of $4,526,850 for the year ended December 31, 2015 (unaudited) and a gain on sale of $4,995,850 for the year ended December 31, 2014 (unaudited), respectively.
As a result of selling both of the Properties, the results of operations and cash flows in the Companies' accompanying combined financial statements pertain to discontinued operations.

NOTE 4—MORTGAGES PAYABLE
The Properties initially had mortgage loans payable to third-party financial institutions, which were secured by the Glenoaks Property and the Wilshire Property. The mortgages bore an interest rate of LIBOR + 4.0% and were due to mature on October 31, 2014.
In August of 2014, in conjunction with the sale of 6100 Wilshire, the mortgage loan payable associated with the Glenoaks Property was amended and restated with the existing lender. The terms of the amended and restated mortgage loan included a maturity date of August 31, 2017 (unaudited) and an interest rate of LIBOR plus 2.85% (unaudited). Upon the sale of the Glenoaks Property, the mortgage loan was fully repaid.
The fair value of the debt as of December 31, 2014 was $31,719,208 (unaudited). The fair value was estimated based on the quoted market prices for the same or similar issues for debt of the same remaining maturities as well as the credit quality of the Companies. Although the Companies have determined that the majority of the inputs used to value the mortgage fall within Level 2 of the fair value hierarchy, the assessment of the Companies' credit quality associated with the valuation utilized Level 3 inputs. However, the Companies assessed the significance of the impact of the Level 3 inputs on the overall valuation of the liability and determined that it is not significant to the overall valuation of the mortgage. As a result, the Companies have determined that its mortgage payable valuation in its entirety be classified in Level 2 of the fair value hierarchy, as defined in note 2. The fair value amount does not necessarily represent the amount that would be required to satisfy the debt obligation.

NOTE 5 - TENANT CONCENTRATIONS
The top three tenants accounted for approximately $570,000 (unaudited), $116,000 (unaudited) and $102,000 (unaudited), or 61.71% (unaudited), 12.51% (unaudited) or 11.05% (unaudited), respectively, of the Companies' combined rental income for the year ended December 31, 2015. No other tenant comprised more than 10% (unaudited) of the Companies' combined rental income for the year ended December 31, 2015.
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
Fees earned and reimbursements received by Kennedy-Wilson Holdings, Inc. and its affiliates were as follows:

	Year Ended December 31,
	2015	2014	2013
	(unaudited)	(unaudited)
Management fees	$56,064	$316,357	$367,275
Leasing commissions	6,132	19,501	62,917
Construction management	3,106	9,796	60,492
	$65,302	$345,654	$490,684
As of December 31, 2015 and 2014, there was no outstanding balance due to affiliates (unaudited).

KW Funds-303 North Glenoaks, LLC
(A Delaware Limited Liability Company)
and KW Funds-6100 Wilshire, LLC
(A Delaware Limited Liability Company)
Notes to the Combined Financial Statements
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

NOTE 8—COMMITMENTS AND CONTINGENCIES
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Currently, the Companies do not have any material commitments or contingencies (unaudited).
NOTE 9—MEMBERS' CAPITAL
The below details the Members Capital accounts related to each of the Companies for the following periods:

	KW Funds-303 North Glenoaks, LLC	KW Funds-6100 Wilshire, LLC	Total
Balance, December 31, 2012	$14,166,528	$23,241,718	$37,408,246
Contributions	4,261,000	12,750,000	17,011,000
Distributions	(560,698)	(769,040)	(1,329,738)
Net loss	(705,671)	(2,231,852)	(2,937,523)
Balance, December 31, 2013	17,161,159	32,990,826	50,151,985
Contributions from members (unaudited)	3,703,463	180,444	3,883,907
Distributions to members (unaudited)	(1,869,505)	(35,731,381)	(37,600,886)
Net (loss) income (unaudited)	(688,970)	2,868,097	2,179,127
Balance, December 31, 2014 (unaudited)	18,306,147	307,986	18,614,133
Contributions from members (unaudited)	349,000	1,211,000	1,560,000
Distributions to members (unaudited)	(12,827,895)	(1,421,800)	(14,249,695)
Net (loss) income (unaudited)	(5,823,086)	(97,186)	(5,920,272)
Balance, December 31, 2015 (unaudited)	$4,166	$—	$4,166
NOTE 10—SUBSEQUENT EVENTS
Management has evaluated all subsequent events through March 25, 2016, the date that the financial statements are available for issuance.

Independent Auditors' Report
The Members
KW Stadium Gateway Partners, LLC:
We have audited the accompanying consolidated financial statements of KW Stadium Gateway Partners, LLC and subsidiary, which comprise the consolidated statements of operations, members' capital and cash flows for the year ended December 31, 2013, and the related notes to the consolidated financial statements.
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
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of KW Stadium Gateway Partners, LLC and subsidiary for the year ended December 31, 2013, in accordance with U.S. generally accepted accounting principles.
The accompanying consolidated balance sheets of KW Stadium Gateway Partners, LLC and subsidiary as of December 31, 2015 and 2014, and the related consolidated statement of operations, members' capital, and cash flows for the years then ended, and the related notes to the consolidated financial statements, were not audited by us, and accordingly, we do not express an opinion on them.

/s/ KPMG LLP

Los Angeles, California
March 31, 2014

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets (Unaudited)

	December 31,
	2015	2014
Assets	(unaudited)	(unaudited)
Real estate:
Land	$—	$13,021,688
Buildings and improvements	—	36,695,637
Total	—	49,717,325
Accumulated depreciation	—	(2,959,647)
Real estate, net	—	46,757,678
Cash	17,784	846,450
Debt service escrows and deposits	—	2,587,589
Deferred leasing costs, net of accumulated amortization of $0 (unaudited) and $369,540 (unaudited) at December 31, 2015 and 2014	—	1,097,565
Deferred financing fees, net of accumulated amortization of $0 (unaudited) and $222,595 (unaudited) at December 31, 2015 and 2014	—	98,094
Acquired in-place lease value, net of accumulated amortization of $0 (unaudited) and $8,739,955 (unaudited) at December 31, 2015 and 2014	—	1,333,045
Acquired intangible for above market leases, net of accumulated amortization of $0 (unaudited) and $1,587,476 (unaudited) at December 31, 2015 and 2014	—	242,524
Deferred rent	—	2,014,971
Tenant receivables	2,355	52,947
Prepaid expenses	—	108,262
Total assets	$20,139	$55,139,125
Liabilities and members' capital
Liabilities
Mortgage loan payable	$—	$52,387,698
Prepaid rent	—	312,984
Tenant deposits	—	82,210
Accounts payable and accrued expenses	1,094	350,053
Acquired intangible for below market leases, net of accumulated amortization of $0 (unaudited) and $516,078 (unaudited) at December 31, 2015 and 2014	—	78,922
Total liabilities	1,094	53,211,867
Members' capital	19,045	1,927,258
Total liabilities and members' capital	$20,139	$55,139,125
See accompanying notes to consolidated financial statements.

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations
(Discontinued Operations)

	Year ended December 31,
	2015	2014	2013
Revenue	(unaudited)	(unaudited)
Rental income	$1,245,003	$6,884,708	$5,991,300
Operating expense recoveries	300,479	616,227	484,453
Other	6,507	13,071	15,479
Total revenue	1,551,989	7,514,006	6,491,232
Operating Expenses
Property taxes	349,740	679,752	632,790
Utilities	427,758	820,748	775,626
Repairs and maintenance	421,828	808,771	765,183
Salaries and wages	203,698	314,261	288,066
Management fees	87,213	206,812	168,604
General and administrative	49,874	78,102	51,874
Insurance	82,596	167,771	161,093
Depreciation	748,460	1,383,021	1,193,835
Amortization	1,453,411	3,781,258	3,696,779
Interest expense	1,442,389	2,757,690	2,773,004
Total operating expenses	5,266,967	10,998,186	10,506,854
Gain on sale of real estate	22,663,542	—	—
Net income (loss)	$18,948,564	$(3,484,180)	$(4,015,622)
See accompanying notes to consolidated financial statements.

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Members' Capital

Members' capital at December 31, 2012	$5,581,060
Capital contributions	3,875,000
Net loss	(4,015,622)
Members' capital at December 31, 2013	5,440,438
Capital contributions (unaudited)	171,000
Capital distributions (unaudited)	(200,000)
Net loss (unaudited)	(3,484,180)
Members' capital at December 31, 2014 (unaudited)	1,927,258
Capital contributions (unaudited)	855,152
Capital distributions (unaudited)	(21,711,929)
Net income (unaudited)	18,948,564
Members' capital at December 31, 2015 (unaudited)	$19,045
See accompanying notes to consolidated financial statements.

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Year ended December 31,
	2015		2014	2013
Cash flows from operating activities:	(unaudited)		(unaudited)
Net income (loss)	$18,948,564		$(3,484,180)	$(4,015,622)
Adjustments to reconcile net (income) loss to net cash (used in) provided by operating activities:
Depreciation	748,460		1,383,021	1,193,835
Amortization	1,453,411		3,781,258	3,696,779
Amortization of deferred financing costs	98,094		90,547	90,547
Amortization of fair value adjustment to mortgage	(387,698)		(314,826)	(299,512)
Adjustment to revenue for above and below market leases	163,602		435,823	435,823
Gain on sale of real estate	(22,663,542)	—	—	—
Change in assets and liabilities:
Deferred rent	2,014,971		(1,026,565)	(853,767)
Utility deposits	—		—	107,470
Tenant receivables	50,592		(18,560)	(29,474)
Prepaid expenses	108,262		(7,472)	(8,906)
Prepaid rent	(312,984)		24,813	(142,394)
Tenant deposits	(82,210)		(16,947)	—
Accounts payable and accrued expenses	(348,959)		(25,178)	(41,204)
Net cash (used in) provided by operating activities	(209,437)		821,734	133,575
Cash flows from investing activities:
Proceeds from sale of real estate, net of closing costs	69,850,318		—	—
Additions to real estate	(5,598)		(59,565)	(3,347,074)
Deferred leasing costs	(194,761)		(30,980)	(1,364,236)
Change in debt service escrows and deposits	2,587,589		(517,636)	767,122
Net cash flow provided by (used in) investing activities	72,237,548		(608,181)	(3,944,188)
Cash flow from financing activities:
Contributions from members	855,152		171,000	3,875,000
Distributions to members	(21,711,929)		(200,000)	—
Payoff of first mortgage loan	(52,000,000)		—	—
Net cash flow (used in) provided by financing activities	(72,856,777)		(29,000)	3,875,000
Net (decrease) increase in cash	(828,666)		184,553	64,387
Cash at beginning of period	846,450		661,897	597,510
Cash at end of period	$17,784		$846,450	$661,897

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,985,256		$2,981,969	$2,981,969

See accompanying notes to consolidated financial statements.

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

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
The Company owned a 100% interest in KW Stadium Gateway, LLC, which was organized to invest in and fully own the property known as Stadium Gateway (the Property). The Property is an office building totaling approximately 273,000 rentable square feet, located in Anaheim, California. In July 2015, the Property was sold to a third-party buyer (unaudited).
Initial capital contributions to acquire the Property were $3,450,000 from KW Fund IV - Stadium Gateway, LLC and $3,450,000 from K-W Properties, for a total initial investment of $6,900,000. KW Fund IV-Stadium Gateway, LLC and K-W Properties have made additional capital contributions totaling $4,546,000 (unaudited) from inception through December 31, 2015. Additionally, KW Fund IV-Stadium Gateway, LLC and K-W Properties have received capital distributions totaling $200,000 (unaudited) from inception through December 31, 2015.
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

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

IMPAIRMENT OF LONG-LIVED ASSETS—In accordance with accounting guidance for long-lived assets, the Property is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, the Company will evaluate the Property by comparing the carrying amount of the Property to the estimated future undiscounted cash flows of the Property. If impairment exists, an impairment loss will be recognized based on the amount by which the carrying amount exceeds the fair value of the asset or asset group. For the years ended December 31, 2015 (unaudited), 2014 (unaudited) and 2013, there were no impairments recorded.
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
Other than the accounting treatment for the assets and liabilities acquired upon acquisition of the Property, as described in notes 3 and 4, the Company has no assets or liabilities measured at fair value on a recurring or nonrecurring basis in the financial statements as of December 31, 2015 (unaudited) and 2014 (unaudited).

NOTE 3—REAL ESTATE ACQUISTION AND DISPOSITION
The fair value of the Property upon the acquisition date was allocated to the acquired tangible assets, consisting primarily of land and buildings and improvements, and to the identified acquired intangible assets, which comprise in-place leases, above-market leases and below-market leases, in accordance with FASB ASC Subtopic 805-10 Business Combinations. Acquisition related costs are expensed as incurred.
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
In July of 2015, the Property was sold to a third-party buyer. The Company therefore has written off all real estate amounts related to the Property and recorded a gain on sale of $22,663,542 for the year ended December 31, 2015 (unaudited).

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

As a result of selling the Property, the results of operations and cash flows in the accompanying consolidated financial statements pertain to discontinued operations.

NOTE 4—MORTGAGES PAYABLE
Upon acquisition of the Property, the Company assumed a mortgage loan payable to a third-party financial institution, which is secured by the Property. The mortgage bore a fixed interest rate of 5.66%, was due to mature on February 1, 2016 and required monthly interest payments through maturity. Upon the sale of the Property, the mortgage loan was fully repaid.
The Company recorded the mortgage at $53,122,492 upon assumption, representing the fair value of the obligation at that time. The fair value was estimated based on the quoted market prices for the same or similar issues for debt of the same remaining maturities as well as the credit quality of the Company. Although the Company has determined that the majority of the inputs used to value the mortgage fall within Level 2 of the fair value hierarchy, the assessment of the Company's credit quality associated with the valuation utilized Level 3 inputs. However, the Company assessed the significance of the impact of the Level 3 inputs on the overall valuation of the liability and determined that it is not significant to the overall valuation of the mortgage. As a result, the Company has determined that its mortgage loan valuation in its entirety be classified in Level 2 of the fair value hierarchy, as defined in note 2. The fair value amount does not necessarily represent the amount that would be required to satisfy the debt obligation. The fair value of the debt as of December 31, 2014 was $52,607,166 (unaudited).
The difference between the carrying value of the debt and the fair value upon assumption was being amortized through maturity. The carrying value of the liability as of December 31, 2014 was $52,000,000 (unaudited).

NOTE 5 - TENANT CONCENTRATIONS
The top four tenants accounted for approximately $656,406 (unaudited), $393,774 (unaudited), $284,707 (unaudited) and $226,161 (unaudited), or 33.1% (unaudited), 19.8%, (unaudited), 14.3% (unaudited) and 11.4% (unaudited), respectively, of the Company's rental income for the year ended December 31, 2015. No other tenant comprised more than 10% of the Company's combined rental income for the year ended December 31, 2015 (unaudited).
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

NOTE 6—INTANGIBLE ASSETS
The value of the acquired in-place leases, above-market lease asset, and below-market lease liability was $10,073,000, $1,830,000, and $595,000, respectively, at the date of acquisition.
The value of the net acquired in-place leases is amortized over 34 months, consistent with the remaining weighted-average term of the in-place leases. The amortization expense related to in-place leases was $1,333,045 (unaudited), $3,555,236 (unaudited), and $3,555,236 for the year ended December 31, 2015, 2014 and 2013, respectively. Additionally, $163,602 (unaudited), $435,823 (unaudited), and $435,823 in net amortization expense associated with the above-market lease asset and the below-market lease liability are recorded as a component of rental revenues in the consolidated statements of operations for the years ended December 31, 2015, 2014, and 2013, respectively.
The balance of intangible assets and liabilities, net of accumulated amortization, was written off when the property was sold in July 2015.

NOTE 7—TRANSACTIONS WITH THE AFFILIATES
Affiliates receive leasing commissions, a management fee, a construction management fee, reimbursements for certain billed management and administrative related costs.

KW STADIUM GATEWAY PARTNERS, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

Fees earned and reimbursements received by Kennedy-Wilson Holdings, Inc. and its affiliates were as follows:

	Year Ended December 31,
	2015	2014	2013
	(unaudited)	(unaudited)
Management fees	$87,213	$206,812	$168,604
Accounting fees	6,548	12,000	12,000
Leasing salary reimbursement	6,678	11,822	—
Leasing commissions	26,405	—	67,201
Construction management	7	997	126,665
	$126,851	$231,631	$374,470
As of December 31, 2015 and 2014, there was no outstanding balance due to affiliates (unaudited).

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

NOTE 9—SUBSEQUENT EVENTS
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition and disclosure through March 25, 2016, the date at which the financial statements were available to be issued, and determined there are no other items to disclose.

Independent Auditors' Report
The Members
WH Valle Di Oro 79, LLC:
We have audited the accompanying financial statements of WH Valle Di Oro 79, LLC, which comprise the statements of operations, members' capital, and cash flows for the year ended December 31, 2013, and the related notes to the financial statements.
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
Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of WH Valle Di Oro 79, LLC for the year ended December 31, 2013, in accordance with U.S. generally accepted accounting principles.
The accompanying balance sheets of WH Valle Di Oro 79, LLC as of December 31, 2015 and 2014 and the related statements of operations, members' capital, and cash flows for the years then ended, and the related notes to the financial statements, were not audited by us, and accordingly, we do not express an opinion on them.

/s/ KPMG LLP

Los Angeles, California
March 31, 2014

WH VALLE DI ORO 79, LLC
(A California Limited Liability Company)
Balance Sheets

	December 31,
	2015	2014
	(Unaudited)	(Unaudited)
Assets
Cash	$15,509	$1,646,391
Sales receivable	—	—
Accounts Receivable	112,865	—
Real estate development	—	344,206
Total assets	$128,374	$1,990,597

Liabilities and members' capital
Liabilities
Accounts payable	$100	$47,490
Accrued cost to complete	128,274	139,225
Due to affiliate	—	955,760
Construction loan	—	—
Total liabilities	128,374	1,142,475
Members' capital
Members' capital	—	848,122
Total liabilities and members' capital	$128,374	$1,990,597
See accompanying notes to the financial statements.

WH VALLE DI ORO 79, LLC
(A California Limited Liability Company)
Statements of Operations

	Year ended December 31,
	2015	2014	2013
Revenue	(unaudited)	(unaudited)
Real estate sales	$585,000	$23,266,830	$12,291,142
Cost of sales of real estate	(543,588)	(19,780,192)	(9,365,386)
Gross profit from real estate sales	$41,412	$3,486,638	$2,925,756
Operating expenses
General and administrative	$7,565	$171,342	$2,352
Total operating expenses	7,565	171,342	2,352
Net income	$33,847	$3,315,296	$2,923,404

See accompanying notes to the financial statements.

WH VALLE DI ORO 79, LLC
(A California Limited Liability Company)
Statements of Members' Capital

Members' capital at December 31, 2012	$4,121,047
Contributions	978,087
Distributions	(3,201,480)
Net income	2,923,404
Members' capital at December 31, 2013	4,821,058
Contributions (unaudited)	455,556
Distributions (unaudited)	(7,743,788)
Net income (unaudited)	3,315,296
Members' capital at December 31, 2014 (unaudited)	848,122
Contributions (unaudited)	—
Distributions (unaudited)	(881,969)
Net income (unaudited)	33,847
Members' capital at December 31, 2015 (unaudited)	$—

See accompanying notes to the financial statements.

WH VALLE DI ORO 79, LLC
(A California Limited Liability Company)
Statements of Cash Flows

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:	(unaudited)	(unaudited)
Net income	$33,847	$3,315,296	$2,923,404
Adjustments to reconcile net income to net (used in) provided by operating activities:
Change in assets and liabilities:
Sales receivable	—	34,686	(34,686)
Accounts receivable	(112,865)	—	—
Real estate development	(658,944)	5,692,003	(961,570)
Accrued cost to complete	(10,951)	(157,261)	296,486
Net cash provided by (used in) operating activities	(748,913)	8,884,724	2,223,634
Cash flow from financing activities:
Contributions from members	—	455,556	978,087
Distributions to members	(881,969)	(7,743,788)	(3,201,480)
Draws on construction loan	—	9,015,158	9,389,187
Repayment of construction loan	—	(10,187,948)	(8,216,397)
Net cash flow used in financing activities	(881,969)	(8,461,022)	(1,050,603)
Net change in cash	(1,630,882)	423,702	1,173,031
Cash at beginning of period	1,646,391	1,222,689	49,658
Cash at end of period	$15,509	$1,646,391	$1,222,689

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$80,318	$102,696

Supplemental disclosure of noncash activity:
Change in accruals for real estate development costs -
Accounts payable	$(47,390)	$(554,568)	$521,635
Due to affiliate	(955,760)	(246,750)	1,202,510

See accompanying notes to the financial statements.

WH VALLE DI ORO 79, LLC
(A California Limited Liability Company)
Notes to Financial Statements
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

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
(iv) Fourth, 40% to KW and 60% to Williams.
During the year ended December 31, 2015, 2014 and 2013, total combined preferred returns earned by KW and Williams totaled $0 (unaudited), $151,927 (unaudited), and $627,103, respectively. As of December 31, 2015, 2014 and 2013, KW had net unreturned contributions of $0 (unaudited), $0 (unaudited), and $1,629,027, respectively.

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
Notes to Financial Statements
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

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

NOTE 3—REAL ESTATE DEVELOPMENT
The Company's Real Estate Development was a short-term project with an anticipated build-out of approximately 3 years. Home sales commenced in 2013 and concluded in January 2015 when the last unit was sold.
Management evaluates its real estate project for impairment when indicators of impairment are present. An impairment loss is recorded if the undiscounted cash flows estimated to be generated by the real estate development are less than the carrying amount. The amount of the loss is calculated as the difference between the carrying amount and the fair value of the real estate development. As of December 31, 2015 (unaudited) and 2014 (unaudited), there were no impairments recorded by the Company.
After the sale of each home, there may be certain costs incurred specific to each lot and are reflected in accrued cost to complete on the accompanying balance sheet. As of December 31, 2015 and 2014 total accrued cost to complete was $128,274 (unaudited) and $139,225 (unaudited), respectively.

NOTE 4—CONSTRUCTION LOAN
On March 26, 2013, the Company obtained a construction loan from a third-party financial institution. The loan bore interest at a variable rate of PRIME plus 0.50%, and also contains an interest rate floor of 5.5%. In conjunction with the sale of each home, the Company used sales proceeds to make principal payments based on an agreed upon amount by the Company and the lender, determined by the type of home sold. The construction loan was fully paid off as of December 31, 2014 (unaudited). Interest costs were capitalized in accordance with Financial Accounting Standards Boards (FASB) Accounting Standards Codification (ASC) 835-20, Capitalization of Interest.

NOTE 5—TRANSACTIONS WITH AFFILIATES

Affiliates are eligible to earn asset management fees, sales commissions fees, and warranty fees. Fees earned by affiliates were as follows for the years ended December 31, 2015 and 2014 and were capitalized to real estate development.

	December 31,
	2015	2014
	(unaudited)	(unaudited)
Asset management fees	$7,890	$783,554
Sales commissions	7,313	296,440
Warranty fees	3,347	174,435
	$18,550	$1,254,429

In addition, certain costs were paid for by affiliates on behalf of the Company. As of December 31, 2015 and 2014, these amounts totaled $9,645,768 (unaudited) and $8,871,085 (unaudited), respectively, and the amounts outstanding are reflected in due to affiliate on the accompanying balance sheet.

WH VALLE DI ORO 79, LLC
(A California Limited Liability Company)
Notes to Financial Statements
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

NOTE 6—COMMITMENTS AND CONTINGENCIES
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Currently, the Company does not have any material commitments or contingencies (unaudited).
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
NOTE 7—SUBSEQUENT EVENTS
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition and disclosure through March 25, 2016, the date at which the financial statements were available to be issued, and determined there are no other items to disclose.

Independent Auditors' Report
The Partners
KWF Real Estate Venture VI, L.P.:

We have audited the accompanying consolidated financial statements of KWF Real Estate Venture VI, L.P. and subsidiary, which comprise the consolidated statements of operations and comprehensive income, partners' capital, and cash flows for the year ended December 31, 2013, and the related notes to the consolidated financial statements.

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
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of KWF Real Estate Venture VI, L.P. and subsidiary for the year then ended December 31, 2013, in accordance with U.S. generally accepted accounting principles.
The accompanying consolidated balance sheets of KWF Real Estate Venture VI, L.P. and subsidiary, as of December 31, 2015 and 2014, and the related consolidated statement of operations and comprehensive income, partners' capital and cash flows for the years then ended, and the related notes to the consolidated financial statements, were not audited by us, and accordingly, we do not express an opinion on them.

/s/ KPMG LLP

Los Angeles, California
March 31, 2014

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,
	2015	2014
Assets:	(unaudited)	(unaudited)
Cash	$1,816	$259,654
Accounts receivable	20,714	12,292
Total assets	$22,530	$271,946
Partners' capital:
General partner's capital	(17,674,683)	(17,329,683)
Limited partners' capital	(17,674,683)	(17,329,683)
Accumulated surplus	35,371,896	34,931,312
Total partners' capital	22,530	271,946
Total liabilities and partners' capital	$22,530	$271,946
See accompanying notes to consolidated financial statements

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Income

	Year ended December 31,
	2015	2014	2013
Revenues:	(unaudited)	(unaudited)
Participation interest income	$493,828	$4,393,819	$26,044,138
Expenses:
Interest expense	—	—	319,301
Administrative costs	53,244	191,830	414,308
Foreign currency translation loss	—	18,605	3,184,578
Total expenses	53,244	210,435	3,918,187
Net income	440,584	4,183,384	22,125,951
Other comprehensive income - foreign currency translation (loss) gain	—	—	(1,147,845)
Total comprehensive income	$440,584	$4,183,384	$20,978,106
See accompanying notes to consolidated financial statements

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Consolidated Statement of Partners' Capital

	General Partner	Limited Partners	Total
Balance at December 31, 2012	$55,884,586	$55,884,585	$111,769,171
Distributions	(66,228,000)	(66,228,000)	(132,456,000)
Net income	11,062,975	11,062,975	22,125,950
Foreign currency translation loss	(573,923)	(573,922)	(1,147,845)
Balance at December 31, 2013	145,638	145,638	291,276
Distributions (unaudited)	(2,101,357)	(2,101,357)	(4,202,714)
Net income (unaudited)	2,091,692	2,091,692	4,183,384
Balance at December 31, 2014 (unaudited)	135,973	135,973	271,946
Distributions (unaudited)	(345,000)	(345,000)	(690,000)
Net income (unaudited)	220,292	220,292	440,584
Balance at December 31, 2015 (unaudited)	$11,265	$11,265	$22,530

See accompanying notes to consolidated financial statements

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:	(unaudited)	(unaudited)
Net income	$440,584	$4,183,384	$22,125,951
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in accretion on participation interest	—	—	(26,019,624)
Realized foreign currency translation loss	—	18,605	3,184,578
Changes in operating assets and liabilities:
Escrow deposits	—	74	372,810
Accounts receivable	(8,422)	(402)	(11,890)
Accrued interest payable	—	—	(34,377)
Accounts payable	—	—	(7,920)
Net cash provided by (used in) operating activities	432,162	4,201,661	(390,472)
Cash flows from investing activities:
Distributions from investment in participation interest	—	—	157,941,147
Net cash provided by investing activities	—	—	157,941,147
Cash flows from financing activities:
Repayment of note payable	—	—	(24,114,388)
Distributions	(690,000)	(4,202,715)	(132,456,000)
Net cash used in financing activities	(690,000)	(4,202,715)	(156,570,388)
Effect of currency exchange rates on cash	—	(18,605)	(784,416)
Net (decrease) increase in cash	(257,838)	(19,659)	195,871
Cash, beginning of period	259,654	279,313	83,442
Cash, end of period	$1,816	$259,654	$279,313
Supplemental disclosure of noncash financing activity:
Cash paid for interest	$—	$—	$353,678

See accompanying notes to consolidated financial statements

KWF REAL ESTATE VENTURE VI, L.P.
(A Delaware Limited Partnership) AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

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
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

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
NOTE 3—INVESTMENT IN LOAN POOL PARTICIPATION
During October 2011 (Tranche #1) and December 2011 (Tranche #2), the Partnership acquired a 25% participation interest in a pool of 24 loans from a European bank (the Pool). The loans were acquired for approximately £1.11 billion or $1.75 billion and had an unpaid principal balance of approximately £1.31 billion or $2.07 billion. The collateral upon inception was geographically located as follows: London, England (62%), the Midlands region of England (9%), Manchester, England (6%), the South East region of England (5%), and the North region (4%). The remaining 14% of the loans were located in other areas of England, Scotland, Wales, and Northern Ireland. The collateral was comprised of 39% office buildings, 26% retail properties, 25% multifamily properties, 9% industrial properties, and 1% land. On December 22, 2011, six of the loans were sold for £236,870,666 or $371,515,059 and the proceeds distributed to the participants. The Partnership's share of the proceeds from the sale was £59,217,667 or $92,878,765. During the year ended December 31, 2012, nine loans were fully resolved, bringing total cumulative cash collections to £379,588,346 or $601,533,652. During the year ended December 31, 2013, eight loans were fully resolved, bringing total cumulative cash collections to £422,476,026 or $661,103,160. During the year ended December 31, 2014, one loan was fully resolved, bringing total cumulative cash collections to £436,914,389 (unaudited) or $685,031,189 (unaudited). There were no further loan resolutions during the year ended December 31, 2015 (unaudited).
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
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

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
NOTE 4—COMMITMENTS AND CONTINGENCIES
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Currently, the Partnership does not have any material commitments or contingencies (unaudited).
NOTE 5—ACCUMULATED OTHER COMPREHENSIVE INCOME
The Partnership recorded no unrealized gains related to foreign currency translation during the years ended December 31, 2015 (unaudited) or 2014 (unaudited).
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
NOTE 6—SUBSEQUENT EVENTS
In preparing these consolidated financial statements, the Partnership has evaluated events and transactions for potential recognition or disclosure through March 25, 2016, the date that the consolidated financial statements are available for issuance.

Independent Auditor’s Report
The Shareholders
Egret Limited:
Report on the Financial Statements
We have audited the accompanying consolidated financial statements of Egret Limited and its subsidiaries (the Company), which comprise the consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2013 and the related notes to the consolidated financial statements.
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
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2013 in accordance with U.S. generally accepted accounting principles.

/s/KPMG
Dublin, Ireland
March 28, 2014

EGRET LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2015 (unaudited), 2014 (unaudited) and 2013

	2015	2014
Assets	(unaudited)	(unaudited)
Real Estate:
Land	£—	£—
Buildings and improvements	—	—
	—	—
Accumulated depreciation	—	—
Real estate, net	—	—

Acquired in-place lease value, net of accumulated amortization of £nil (unaudited) (2014: £nil (unaudited))	—	—
Acquired intangible for above-market leases, net of accumulated amortization of £nil (unaudited) (2014: £nil (unaudited))	—	—
Real estate assets held-for-sale	—	5,491,368
Cash	927,283	1,635,243
Restricted cash	—	350,363
Accounts receivable, net of allowance for bad debts of £nil (unaudited) (2014: £nil (unaudited))	52,789	441,052
Other assets	90,188	41,394
Total assets	£1,070,260	£7,959,420
Liabilities and Shareholders' Equity
Accrued expenses	544,566	397,285
VAT payable	54,831	190,657
Prepaid rent	37,324	328,465
Tenant deposits	—	350,322
Income tax payable	10,496	593,966
Acquired intangible for below-market leases, net of accumulated amortization of £nil (unaudited) (2014: £nil (unaudited))	—	—
Other liabilities	1,543	122,279
Total liabilities	648,760	1,982,974

Commitments and contingencies (note 9)	—	—
Shareholders' equity	421,500	5,976,446
Total liabilities and shareholders' equity	£1,070,260	£7,959,420

See accompanying notes to the consolidated financial statements

EGRET LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Consolidated Statements of Operations
For year ended December 31, 2015 (unaudited), 2014 (unaudited), and 2013

	2015	2014	2013
Revenues:	(unaudited)	(unaudited)
Rental	£—	£—	2,976,991
Operating expense recoveries	—	—	365,154
Other income	—	—	28,644
Total revenues	—	—	3,370,789
Operating expenses:
Utilities	—	—	8,242
Repairs and maintenance	—	—	146,129
Management fees	—	—	55,979
Asset management fees	—	—	581,732
General and administrative	—	—	312,507
Marketing and promotion	—	—	20,247
Insurance	—	—	194,573
Amortization, in-place leases	—	—	1,559,000
Depreciation	—	—	197,852
Acquisition-related costs	—	—	3,273,043
Total operating expenses	—	—	6,349,304
Net loss from continuing operations before income taxes	—	—	(2,978,515)

Income tax expense on continuing operations	—	—	(6,245)

Net loss from continuing operations	—	—	(2,984,760)

Net income from discontinued operations, including realized gain on disposal of real estate of £4,318,926 (unaudited) (2014: £11,763,831 (unaudited), 2013: £9,146,974)	1,763,226	10,819,432	10,964,892

Income tax benefit (expense) on discontinued operations	59,392	(349,300)	(694,723)

Net income after income taxes	£1,822,618	£10,470,132	£7,285,409
See accompanying notes to the consolidated financial statements

EGRET LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
For year ended December 31, 2015 (unaudited), 2014 (unaudited), 2013, and period from December 13, 2012 (inception) through December 31, 2012

	KW Shareholder	VF Shareholder	Total
Balance, December 13, 2012 (inception)	£—	—	—
Issue of ordinary share capital	6,275,002	—	6,275,002
Net income after taxes	—	—	—
Balance, December 31, 2012 (unaudited)	6,275,002	—	6,275,002
Issue of ordinary share capital	6,491,581	51,066,322	57,557,903
Dividends paid	(7,246,000)	(28,984,000)	(36,230,000)
Net income after income taxes	1,457,082	5,828,327	7,285,409
Balance, December 31, 2013	£6,977,665	27,910,649	34,888,314
Dividends paid (unaudited)	(7,876,400)	(31,505,600)	(39,382,000)
Net income after income taxes (unaudited)	2,094,026	8,376,106	10,470,132
Balance, December 31, 2014 (unaudited)	£1,195,291	4,781,155	5,976,446
Dividends paid (unaudited)	(1,475,513)	(5,902,051)	(7,377,564)
Net income after income taxes (unaudited)	364,524	1,458,094	1,822,618
Balance, December 31, 2015 (unaudited)	£84,302	337,198	421,500

See accompanying notes to the consolidated financial statements

EGRET LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For year ended December 31, 2015 (unaudited), 2014 (unaudited), and 2013

	2015	2014	2013
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	£1,822,618	10,470,132	7,285,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	97,967	351,005
Amortization of acquired in-place intangible	—	941,912	2,958,305
Adjustment to revenue for above and below market leases	—	67,789	218,241
Bad debt expense	—	(214,788)	214,788
Realized gain on disposal	(4,318,926)	(11,763,831)	(9,146,974)
Changes in operating assets and liabilities
Accounts receivable	388,263	496,754	(937,804)
Other assets	(48,794)	140,800	(182,194)
Accrued expenses	43,332	(17,115)	298,946
VAT payable	(135,826)	(577,805)	768,462
Prepaid rent	(291,141)	(973,437)	1,301,902
Tenant deposits	(350,322)	(5,636)	355,958
Income tax payable	(583,470)	(107,002)	700,968
Other liabilities	(120,736)	(728,868)	851,147
Net cash (used in) provided by operating activities	(3,595,002)	(2,173,128)	5,038,159

Cash flows from investing activities:
Acquisition of real estate	—	—	(62,750,000)
Additions to real estate	—	—	(1,092,103)
Proceeds from disposal of real estate	10,406,750	41,601,176	35,625,000
Costs on disposal of real estate	(492,507)	(1,661,049)	(823,352)
Decrease (increase) in restricted cash	350,363	(341,995)	(8,368)
Deposits in escrow	—	—	6,275,000
Net cash provided by (used in) investing activities	10,264,606	39,598,132	(22,773,823)
Cash flows from financing activities:
Issue of ordinary share capital	—	—	57,557,903
Dividends paid	(7,377,564)	(39,382,000)	(36,230,000)
Net cash (used in) provided by financing activities	(7,377,564)	(39,382,000)	21,327,903
Net (decrease) increase in cash	(707,960)	(1,956,996)	3,592,239
Cash at beginning of period	1,635,243	3,592,239
Cash at end of period	£927,283	£1,635,243	£3,592,239
Supplemental disclosure of cash flow information:
Cash paid for tax	£524,078	456,302	—

For the year ended December 31, 2015 (unaudited), all cashflows set out above relate to discontinued activities

See accompanying notes to consolidated financial statements

EGRET LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

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

EGRET LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

At December 31, 2015 (unaudited) all assets had been disposed of apart from Pentland house which was fully amortized at the balance sheet date. The Directors intend to retain the Company as a dormant company for an undetermined future purpose.
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
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

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
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

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

Long‑lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with FASB ASC 360‑10, Impairment of Long‑Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset less costs to sell. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held‑for‑sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. There were no impairments recorded for year ended December 31, 2015 (unaudited), December 31, 2014 (unaudited), and December 31, 2013.

(f)	Cash

Cash includes highly liquid investments purchased with original maturities of three months or less. Periodically throughout the year ended December 31, 2015 (unaudited), cash balances in various bank accounts exceeded the insured limits. To date, no losses have been experienced related to such amounts. The Company places cash with quality financial institutions and does not believe there is a significant concentration of credit risk.

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
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

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

The Company is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement, which could result in the Company recording a tax liability that would reduce net assets. Based on their analysis, the Company has determined that there are no tax benefits that would have a material impact on the Company’s financial position or results of operations. The tax years 2015 and 2014 remain open to examination by the taxing jurisdictions to which the Company is subject, being the United Kingdom and Jersey.

EGRET LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

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

(3)Minimum Future Lease Rentals

As of December 31, 2015, the minimum future cash rents receivable is £nil (unaudited) as all property assets are held for sale.

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

As of December 31, 2013 the value of the acquired in-place leases, above-market lease, and below-market lease intangibles is amortized on weighted average over 57 months, the remaining term of these leases. For the years ended December 31, 2015 (unaudited), 2014 (unaudited) and December 31, 2013, the amortization expense (benefit) related to in-place leases, above-market leases, and below-market leases from continuing operations was as follows:

EGRET LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

	In-Place Leases	Above-Market Leases	Below-Market Leases
2013	£1,559,000	190,000	75,000

As of December 31, 2015 and December 31, 2014, the future annual amortization expense (benefit) of in-place leases, above-market leases, and below-market leases is £nil (unaudited) as all property assets were held for sale.

(5)Real Estate Assets Held-for-Sale

In accordance with the initial business plan, the Company disposes of real estate assets or holds real estate assets for sale. As of December 31, 2015 and December 31, 2014, the Company held £nil (unaudited) and £5,491,368 (unaudited) in real estate assets, which have met all of the “held-for-sale” criteria of FASB ASC Subtopic 360-10, Disposal of Long-Lived Assets.

(6)Discontinued Operations

The Company recognizes operating results from real estate designated as held-for-sale and all gains and losses from real estate sold in discontinued operations in the consolidated statements of operations. Real estate operations and dispositions accounted for as discontinued operations for the year ended December 31, 2015 (unaudited), 2014 (unaudited) and December 31, 2013, were as follows:

	2015	2014	2013
	(unaudited)	(unaudited)
Revenue	£909,125	2,481,134	4,630,962
Expenses:
Operating	2,651,729	1,867,914	657,162
General and administrative	813,096	517,740	603,424
Depreciation and amortization	—	1,039,879	1,552,458
Total expenses	3,464,825	3,425,533	2,813,044
Realized gain on disposal of real estate, net of disposition costs of £492,507 (unaudited) (2014: £1,661,049 (unaudited), 2013: £823,353)	4,318,926	11,763,831	9,146,974
Net income from discontinued operations before income taxes	1,763,226	10,819,432	10,964,892
Income taxes	(59,392)	349,300	694,723
Net income from discontinued operations after income taxes	£1,822,618	10,470,132	10,270,169

(7)Income Taxes

The Company’s taxable income from ordinary activities and its Jersey PropCos taxable income from rental activities in the United Kingdom are subject to the United Kingdom basic income tax rate of 20% as the Company is a non-resident landlord. The Company and its Jersey PropCos are not subject to income tax in Jersey as all income arises in the United Kingdom. For the year ended December 31, 2015, a tax expense attributable to income from continuing operations of £nil (unaudited) (2014: current income tax of £nil (unaudited)), (2013: current income tax of £6,245) is included in the accompanying consolidated statement of operations.

Tax Rate Reconciliation

The income tax expense attributable to income from continuing operations was £nil (unaudited) for the year ended December 31, 2015 (2014: £nil (unaudited), 2013: £6,245), and differed from the amounts computed by applying the United Kingdom income tax rate of 20% to pretax income from continuing operations as a result of the following:

EGRET LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

2013

Computed "expected tax" benefit	(595,703)
Reduction in income resulting from non-taxable income	(445,977)
Increase in income taxes resulting from expenses not deductible	1,047,925
Total tax expense	6,245

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

During the year ended December 31, 2015, the Asset Manager and the Property Portfolio Manager earned £454,655 (unaudited) (2014: £334,780 (unaudited), and 2013: £123,965) and £1,818,622 (unaudited) (2014: £1,339,120 (unaudited), and 2013: £495,862) in management fees, respectively. As of December 31, 2015, £10,487 (unaudited) (2014: £1,691 unaudited)) in management fees were due to the Asset Manager and the Property Portfolio Manager and are reflected in the accrued expenses on the accompanying consolidated balance sheet.

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

(10)Subsequent Events

Management has evaluated all subsequent events occurring after the date of the balance sheet through March 25, 2016, the date the consolidated financial statements were available to be issued, to determine whether any subsequent events necessitated adjustment to or disclosure in the consolidated financial statements. Besides the event described above, no other events were identified that necessitated adjustment or disclosure.

Independent Auditor’s Report
The Shareholders
KWVF Panther Holdco Limited:
Report on the Financial Statements
We have audited the accompanying consolidated financial statements of KWVF Panther Holdco Limited and its subsidiaries (the Company), which comprise the consolidated statements of operations, changes in shareholders’ equity, and cash flows for the period from June 14, 2013 (inception) through December 31, 2013 and the related notes to the consolidated financial statements.
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
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the period from June 14, 2013 (inception) through December 31, 2013 in accordance with U.S. generally accepted accounting principles.
(signed) KPMG
Dublin, Ireland
March 28, 2014

KWVF PANTHER HOLDCO LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Consolidated Balance Sheet
December 31, 2015, (unaudited), 2014 (unaudited)

	December 31,
	2015	2014
	(unaudited)	(unaudited)
Assets
Real Estate:
Land	£23,500,002	£23,500,002
Buildings and improvements	127,815,154	123,065,448
	151,315,156	146,565,450
Accumulated depreciation	(7,181,830)	(4,084,086)
Real estate, net	144,133,326	142,481,364

Acquired in-place lease value, net of accumulated amortization of £26,377,572 (unaudited) and £15,072,898 (unaudited)	33,370,284	44,674,958
Acquired intangible for above-market leases, net of accumulated amortization of £7,552,089 (unaudited) and £4,315,479 (unaudited)	8,448,511	11,685,121
Cash	14,935,999	13,484,974
Restricted cash	850,377	2,101,388
Deferred financing fees, net of accumulated amortization of £1,620,206 (unaudited) and £914,914 (unaudited)	1,906,255	2,611,547
Derivative financial instrument	13,027	160,749
Accounts receivable, net of allowance for bad debts of £1,063,433 (unaudited) and £836,214 (unaudited)	3,395,135	2,804,604
Other assets	749,396	834,960
New leasing commissions, net of accumulated amortization of £193,185 (unaudited) and £58,487 (unaudited)	373,098	227,279
Total assets	£208,175,408	£221,066,944

Liabilities and Shareholders' Equity
Mortgage loan payable	£137,581,500	£139,009,000
Accrued expenses	3,328,959	3,503,498
Prepaid rent	5,682,712	4,549,260
VAT payable	1,819,279	2,067,814
Accrued interest	990,152	994,275
Income tax payable	1,474,662	1,839,250
Acquired intangible for below-market leases, net of accumulated amortization of £1,593,591 (unaudited) and £910,623 (unaudited)	2,927,625	3,610,593
Other liabilities	1,631,339	2,636,733
Total liabilities	155,436,228	158,210,423

Commitments and contingencies (note 9)	—	—
Shareholders' equity	52,739,180	62,856,521
Total liabilities and shareholders' equity	£208,175,408	£221,066,944
See accompanying notes to consolidated financial statements

KWVF PANTHER HOLDCO LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Consolidated Statement of Operations
For year ended December 31, 2015 (unaudited), 2014 (unaudited) and Period from June 14, 2013 (inception) through December 31, 2013

	Year ended December 31,		Period from June 14 (inception) through December 31,
	2015	2014	2013
	(unaudited)	(unaudited)
Revenues:
Rental	£19,681,473	£24,521,495	£8,601,807
Operating expense recoveries	9,081,123	16,767,442	2,359,095
Total revenues	28,762,596	41,288,937	10,960,902
Operating expenses:
Utilities	3,362,829	4,249,042	218,594
Repairs and maintenance	5,969,715	12,790,684	1,393,080
Management fees	689,068	1,183,812	595,613
Asset management fees	186,457	582,524	74,627
General and administrative	4,717,732	6,130,012	2,058,396
Insurance	231,412	243,703	373,184
Amortization, deferred financing fees	705,292	809,675	238,506
Amortization, in-place leases	11,304,674	11,827,228	4,729,962
Amortization, lease commissions	134,698	58,487	—
Depreciation	3,097,744	3,106,462	1,112,381
Acquisition-related costs	—	—	13,531,245
Total operating expenses	30,399,621	40,981,629	24,325,588

Operating income and expenses:
Interest income	7,817	9,152	3,371
Interest expense	(5,958,330)	(6,589,615)	(2,304,959)
Gain on disposal of real estate	—	6,477,861	—
Change in value of derivative financial instrument	(147,722)	(1,419,385)	(269,866)
Net loss before income taxes	(7,735,260)	(1,214,679)	(15,936,140)
Income taxes	(682,081)	(1,280,876)	(558,374)
Net loss after income taxes	£(8,417,341)	£(2,495,555)	£(16,494,514)
See accompanying notes to consolidated financial statements

KWVF PANTHER HOLDCO LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity
For the year ended December 31, 2015 (unaudited), 2014 (unaudited), and period from June 14, 2013 (inception) through December 31, 2013

	KW Shareholder	VF Shareholder	Total
Balance, June 14, 2013 (inception)	£—	—	—
Issue of ordinary share capital	33,825,973	75,820,617	109,646,590
Dividends paid	(1,141,450)	(2,558,550)	(3,700,000)
Net loss after income taxes	(5,088,558)	(11,405,956)	(16,494,514)
Balance, December 31, 2013	27,595,965	61,856,111	89,452,076
Dividends paid (unaudited)	(7,434,850)	(16,665,150)	(24,100,000)
Net loss after income taxes (unaudited)	(769,879)	(1,725,676)	(2,495,555)
Balance, December 31, 2014 (unaudited)	19,391,236	43,465,285	62,856,521
Dividends paid (unaudited)	(524,450)	(1,175,550)	(1,700,000)
Net loss after income taxes (unaudited)	(2,596,750)	(5,820,591)	(8,417,341)
Balance, December 31, 2015 (unaudited)	£16,270,036	36,469,144	52,739,180

See accompanying notes to consolidated financial statements

KWVF PANTHER HOLDCO LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the year ended December 31, 2015 (unaudited), 2014 (unaudited), and period from June 14, 2013 (inception) through December 31, 2013

	2015	2014	2013
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	£(8,417,341)	£(2,495,555)	£(16,494,514)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,097,744	3,106,462	1,112,381
Amortization of financing fees	705,292	809,675	238,506
Amortization of acquired in-place intangible	11,304,674	11,827,228	4,729,962
Adjustment to revenue for above and below market leases	2,553,642	2,661,862	1,073,807
Amortization of lease commissions	134,698	58,487	—
Change in value of derivative financial instrument	147,722	1,419,385	269,866
Gain on disposal of real estate	—	(6,477,861)	—
Bad debt expense	520,419	525,736	310,478
Changes in assets and liabilities:
New lease commissions	(280,517)	(285,766)	—
Accounts receivable	(1,110,950)	(2,253,282)	(1,387,536)
Other assets	85,564	(834,960)	—
Accrued expenses	(174,539)	(821,806)	3,986,425
Prepaid rent	1,133,452	(695,493)	5,244,753
VAT payable	(248,535)	(301,157)	2,368,971
Income tax payable	(364,588)	1,280,876	558,374
Accrued interest	(4,123)	(167,061)	1,161,336
Other liabilities	(1,005,394)	(417,946)	3,054,679
Net cash provided by operating activities	8,077,220	6,938,824	6,227,488
Cash flows from investing activities:
Acquisition of real estate	—	—	(250,000,000)
Additions to real estate	(4,749,706)	(476,884)	(65,806)
Disposal of real estate	—	38,004,903	—
Decrease (Increase) in restricted cash	1,251,011	490,126	(2,591,514)
Net cash provided by (used in) investing activities	(3,498,695)	38,018,145	(252,657,320)
Cash flows from financing activities:
Issue of ordinary share capital	—	—	109,646,590
Dividends paid	(1,700,000)	(24,100,000)	(3,700,000)
Payments made for financing fees	—	—	(4,047,753)
Payment made for derivative financial instrument	—	—	(1,850,000)
Proceeds from mortgage loan	—	—	162,500,000
Principal payments on mortgage loan	(1,427,500)	(23,084,750)	(406,250)
Net cash (used in) provided by financing activities	(3,127,500)	(47,184,750)	262,142,587
Net (decrease) increase in cash and cash at the end of the period	£1,451,025	£(2,227,781)	£15,712,755
Cash at beginning of period	13,484,974	15,712,755	—
Cash at end of year	£14,935,999	£13,484,974	£15,712,755
Supplemental disclosure of cash flow information:
Cash paid for interest	£5,962,453	£6,756,676	£1,143,622
Cash paid for tax	£1,046,669	£—	£—
See accompanying notes to consolidated financial statements

KWVF PANTHER HOLDCO LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

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
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

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
The consolidated financial statements include the accounts of the Company and its nine wholly-owned Jersey incorporated subsidiaries (the Jersey PropCos): County Square Property Limited, Bootle Strand Property Limited, Durham Gate Property Limited, Haymarket Property Limited, Town Square Property Limited, Oldham Spindles Property Limited, Swansgate Property Limited, Rivergate Property 1 Limited, and Rivergate Property 2 Limited (collectively, the Company). All significant intercompany items have been eliminated in the accompanying consolidated financial statements

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
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

The purchase price of acquired properties is allocated to land, buildings and intangible lease values based on their respective fair value in accordance with Accounting Standards Codification (ASC) Subtopic 805-10, Business Combinations. Acquisition-related costs are expensed as incurred.

(d)	Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Financial Accounting Standards Board (FASB) ASC 360‑10, Impairment of Long‑Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset less costs to sell. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held‑for‑sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. For the year ended December 31, 2015 (unaudited), year ended December 31, 2014 (unaudited) and period ended December 31, 2013, there were no impairments recorded.

(e)	Cash
Cash includes highly liquid investments purchased with original maturities of three months or less. Periodically throughout the year ended December 31, 2015, cash balances in various bank accounts exceeded the insured limits. To date, no losses have been experienced related to such amounts. The Company places cash with quality financial institutions and does not believe there is a significant concentration of credit risk.

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
The Company is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than

KWVF PANTHER HOLDCO LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

50% likely of being realized upon settlement, which could result in the Company recording a tax liability that would reduce net assets. Based on their analysis, the Company has determined that there are no tax benefits that would have a material impact on the Company’s financial position or results of operations. The tax years 2013, 2014 and 2015 remain open to examination by the taxing jurisdictions, to which the Company is subject, being the United Kingdom and Jersey.

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
The fair value of the derivative financial instrument held as of December 31, 2015 was £13,027 (unaudited) (2014: £160,749 (unaudited)). The interest rate cap contract does not qualify as designated hedging instrument under FASB ASC Topic 815, Derivatives and Hedging, and accordingly, the Company recognized a loss of £147,722 (unaudited) (2014: £1,419,385 (unaudited) and 2013: £269,866 on this contract.

KWVF PANTHER HOLDCO LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

(4)	Minimum Future Lease Rentals
As of December 31, 2015 (unaudited), the minimum future cash rents receivable under non-cancellable operating leases for each of the next five years and thereafter are as follows:

2016	£17,651,930
2017	14,790,529
2018	11,375,880
2019	9,596,913
2020	7,841,557
Thereafter	55,787,644
£117,044,453

(5)	In-Place Lease Valuation
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

	In-Place Leases	Above-Market Leases	Below-Market Leases
£2013	4,729,962	1,332,015	(258,208)
£2014 (unaudited)	11,827,228	3,362,042	(700,180)
£2015 (unaudited)	11,304,674	3,236,610	(682,968)
As of December 31, 2015 (unaudited), the annual amortization expense (benefit) of in-place leases, above-market leases, and below-market leases for each of the next five years and thereafter are as follows:

	In-Place Leases	Above-Market Leases	Below-Market Leases
2016	£10,744,992	3,152,532	(620,064)
2017	5,445,900	1,311,780	(432,696)
2018	4,307,580	1,034,220	(395,496)
2019	4,307,580	1,034,220	(395,496)
2020	2,814,780	555,908	(391,744)
Thereafter	5,749,452	1,359,851	(692,129)
	£33,370,284	8,448,511	(2,927,625)

KWVF PANTHER HOLDCO LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

(6)	Mortgage Loan Payable (unaudited)
On August 29, 2013 (as amended on 31 January 2014), the Jersey PropCos obtained a mortgage loan from Bank of America Securities Limited collateralized by the Company’s Investment with a principal of £162,500,000, which is split in two tranches: Tranche A of £60,500,000 and Tranche B of £102,000,000. As of December 31, 2015, the outstanding balance of the mortgage was £137,581,500 and it bears interest of LIBOR plus a spread of 4.1714% for Tranche A and 3.5% for Tranche B, which equates to a blended spread of 3.75% (4.75% for Tranche A and 4.08% for Tranche B, at December 31, 2015). The mortgage matures on August 31, 2018 and requires principal and interest payments on every January 31, April 30, July 31, and October 31 in every year through maturity with the first payment paid on October 31, 2013. Future principal repayments on this loan are as follows:

2016	1,427,500
2017	1,427,500
2018	134,726,500
£137,581,500

(7)	Income Taxes
The Company’s taxable income from ordinary activities and its Jersey PropCos taxable income from rental activities in the United Kingdom are subject to the United Kingdom basic income tax rate of 20% as the Company is a non-resident landlord. The Company and its Jersey PropCos are not subject to income tax in Jersey as all income arises in the United Kingdom. For the year ended December 31, 2015, a tax expense attributable to income of £682,081 (unaudited) (2014: £1,280,876 (unaudited) and 2013: £558,374) is included in the accompanying consolidated statement of operations.
Income tax expense attributable to income from continuing operations consists of:

		Current	Deferred	Total
Income taxes arising in a foreign jurisdiction	2013	£558,374	—	558,374
	2014 (unaudited)	£1,280,876	—	1,280,876
	2015 (unaudited)	£682,081		682,081

Tax Rate Reconciliation
The income tax expense attributable to income from continuing operations was £682,081 (unaudited) for the year ended December 31, 2015 (2014: £1,280,876 (unaudited) and 2013: £558,374), and differed from the amounts computed by applying the United Kingdom income tax rate of 20% to pre-tax income from continuing operations as a result of the following:

	2015	2014	2013
	(unaudited)	(unaudited)
Computed "expected tax" benefit	£(1,547,052)	£(242,937)	(3,187,228)
Reduction in income taxes resulting from non-taxable income	(971,050)	(1,295,572)	—
Increase in income taxes resulting from expenses not deductible	3,200,183	2,819,385	3,745,602
Total tax expense	£682,081	£1,280,876	558,374

KWVF PANTHER HOLDCO LIMITED
(A Jersey Company)
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015 (unaudited), 2014 (unaudited), and 2013

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
During the year ended December 31, 2015, the Asset Manager and the Property Portfolio Manager earned £149,166 (unaudited) (2014: £466,337 (unaudited) and 2013: £14,925) and £37,291 (unaudited) (2014: £116,187 (unaudited) and 2013: £59,702) in management fees, respectively. As of December 31, 2015, £20,373 (unaudited) (2014: £nil (unaudited)) management fees were due to the Asset Manager and the Property Portfolio Manager and are reflected in the accrued expenses on the accompanying consolidated balance sheet.

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
Management has evaluated all subsequent events occurring after the date of the balance sheet through March 25, 2016, the date the consolidated financial statements were available to be issued, to determine whether any subsequent events necessitated adjustment to or disclosure in the consolidated financial statements. No other events were identified that necessitated adjustment or disclosure.