Form 10-Q
period 2016-03-31
Kennedy-Wilson Holdings, Inc.
filed 2016-05-06
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of common stock outstanding as of May 6, 2016 was 113,689,389.

FORWARD-LOOKING STATEMENTS
Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are necessarily estimates reflecting the judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results. Disclosures that use words such as “believe,” "may," “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. These risks and uncertainties may include the risks and uncertainties described elsewhere in this report and other filings with the Securities and Exchange Commission (the “SEC”), including the Item 1A. “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2015. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed in our filings with the SEC. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.
Non-GAAP Measures and Certain Definitions
“KWH,” “Kennedy Wilson,” the "Company," "we," "our," or "us" refer to Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries.
“KWE” refers to Kennedy Wilson Europe Real Estate plc, a London Stock Exchange listed company that we externally manage through a wholly-owned subsidiary. In accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), the results of KWE are consolidated in our financial statements due to our control of KWE. We own an approximate 20.3% equity interest in KWE as of March 31, 2016 and throughout this report, we refer to our pro-rata ownership stake in investments made and held directly by KWE.
"KW Group" refers to Kennedy Wilson and its consolidated subsidiaries that we consolidate in our financial statements under U.S. GAAP, including KWE.
"Acquisition-related gains" consist of non-cash gains recognized by the Company or its consolidated subsidiaries upon a GAAP required fair value measurement due to a business combination. These gains are typically recognized when a loan is converted into consolidated real estate owned and the fair value of the underlying real estate at the time of conversion exceeds the basis in the previously held loan. These gains also arise when there is a change of control of an investment. The gain amount is based upon the fair value of the Company’s or its consolidated subsidiaries' equity in the investment in excess of the carrying amount of the equity directly preceding the change of control.
"Adjusted EBITDA" represents Consolidated EBITDA, as defined below, adjusted to exclude, share-based compensation expense for the Company and EBITDA attributable to noncontrolling interests. Our management uses Adjusted EBITDA to analyze our business because it adjusts Consolidated EBITDA for items we believe do not accurately reflect the nature of our business going forward or that relate to non-cash compensation expense or noncontrolling interests. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations. However, Consolidated EBITDA and Adjusted EBITDA are not recognized measurements under GAAP and when analyzing our operating performance, readers should use Consolidated EBITDA and Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Consolidated EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Consolidated EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for our management’s discretionary use, as it does not remove all non-cash items (such as acquisition-related gains) or consider certain cash requirements such as tax and debt service payments. The amounts shown for Consolidated EBITDA and Adjusted EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.
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
 "Cap rate” represents the net operating income of an investment of the year preceding its acquisition or disposition divided, as applicable, by the purchase or sale price.  Cap rates set forth in this presentation only includes data from income-producing properties.  Cap rates represent historical performance and are not a guarantee of future NOI. Properties for which a cap rate is provided may not continue to perform at that cap rate.
"Consolidated Adjusted Net Income" represents net income before depreciation and amortization, our share of depreciation and amortization included in income from unconsolidated investments and share-based compensation expense.
"Consolidated EBITDA" represents net income before interest expense, our share of interest expense included in income from investments in unconsolidated investments, depreciation and amortization, our share of depreciation and amortization included in income from unconsolidated investments, loss on early extinguishment of corporate debt and income taxes. We do not adjust Consolidated EBITDA for gains or losses on the extinguishment of mortgage debt as we are in the business of purchasing discounted notes secured by real estate and, in connection with these note purchases, we may resolve these loans through discounted payoffs with the borrowers. Consolidated EBITDA is not a recognized term under GAAP, and does not purport to be an alternative to net earnings as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, Consolidated EBITDA is not intended to be a measure of free cash flow available for management's discretionary use, as it does not remove all non-cash items (such as acquisition-related gains) or consider certain cash requirements such as interest payments, tax payments and debt service requirements. Our presentation of Consolidated EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Our management believes Consolidated EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Consolidated EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Consolidated EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations.
"Consolidated investment account" refers to the sum of Kennedy Wilson’s equity in: cash held by consolidated investments, consolidated real estate and acquired in-place leases, net hedge assets, unconsolidated investments, consolidated loans gross of accumulated depreciation and amortization, and net other assets.
  “Equity multiple” is calculated by dividing the amount of total distributions received by KW from an investment (including any gains, return of equity invested by KW and promoted interests) by the amount of total contributions invested by KW in such investment. This metric does not take into account management fees, organizational fees, or other similar expenses, all of which in the aggregate may be substantial and lower the overall return to KW. Equity multiples represent historical performance and are not a guarantee of the future performance of investments.
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
"Property operating income" is a non-GAAP measure calculated by deducting Kennedy Wilson’s share of rental and hotel operating expenses from rental and hotel revenues. Please refer to the Pro-Rata Statement of Operations in the Supplemental Financial Information for more information.

ii

“Same property" refers to properties in which Kennedy Wilson has an ownership interest during the entire span of both periods being compared.  The same property information presented throughout this report is shown on a cash basis and excludes non-recurring expenses. This analysis excludes properties that are either under development or undergoing lease up as part of our asset management strategy.

iii

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2016	December 31, 2015
(Dollars in millions, except share and per share amounts)
Assets
Cash and cash equivalents	$180.9	$182.6
Cash held by consolidated investments	717.2	549.0
Accounts receivable (including $27.0 and $22.9 of related party)	68.3	54.7
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	5,826.1	5,797.5
Loan purchases and originations (including $41.2 and $40.9 of related party)	165.1	299.7
Unconsolidated investments (including $234.8 and $223.8 at fair value)	456.7	444.9
Other assets	244.1	267.2
Total assets (1)	$7,658.4	$7,595.6

Liabilities and equity
Liabilities
Accounts payable	$15.9	$22.2
Accrued expenses and other liabilities	408.0	392.0
Investment debt	3,729.4	3,627.5
Senior notes payable	689.2	688.8
Line of credit	50.0	—
Total liabilities (1)	4,892.5	4,730.5

Equity
Cumulative preferred stock, $0.0001 par value per share: 1,000,000 shares authorized $1,000 per share liquidation preference; 32,550 shares of Series B preferred stock issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, 113,951,389 and 114,533,581 shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	1,229.4	1,225.7
Accumulated deficit	(68.4)	(44.2)
Accumulated other comprehensive loss	(46.8)	(47.7)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	1,114.2	1,133.8
Noncontrolling interests	1,651.7	1,731.3
Total equity	2,765.9	2,865.1
Total liabilities and equity	$7,658.4	$7,595.6

(1) The  assets and liabilities as of March 31, 2016 include $5,004.0 million (including cash held by consolidated investments of $676.6 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $3,964.0 million) and $2,780.2 million (including investment debt of $2,503.3), respectively from consolidated variable interest entities ("VIEs"). The  assets and liabilities as of December 31, 2015 include $4,973.9 million (including cash held by consolidated investments of $507.8 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $3,955.8 million) and $2,655.1 million (including investment debt of $2,414.0 million), respectively from VIEs. These assets can only be used to settle obligations of the consolidated VIEs and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except share and per share amounts)	2016	2015
Revenue
Rental	$119.9	$90.4
Hotel	29.1	23.4
Sale of real estate	1.9	2.1
Investment management, property services and research fees (includes $11.0 and $9.5 of related party fees)	19.1	16.4
Loan purchases, loan originations and other	2.1	5.4
Total revenue	172.1	137.7
Operating expenses
Rental operating	31.0	24.6
Hotel operating	24.5	21.6
Cost of real estate sold	1.4	1.5
Commission and marketing	1.8	1.4
Compensation and related	45.7	26.2
General and administrative	10.1	9.5
Depreciation and amortization	48.3	36.6
Total operating expenses	162.8	121.4
Income from unconsolidated investments	19.2	11.2
Operating income	28.5	27.5
Non-operating income (expense)
Gain on sale of real estate	38.4	5.6
Acquisition-related gains	—	4.2
Acquisition-related expenses	(2.0)	(18.1)
Interest expense-investment	(32.5)	(19.4)
Interest expense-corporate	(12.1)	(13.0)
Other income	0.7	0.8
Income (loss) before provision for income taxes	21.0	(12.4)
Provision for (benefit from) income taxes	(0.5)	8.1
Net income (loss)	20.5	(4.3)
Net (income) loss attributable to the noncontrolling interests	(27.4)	2.8
Preferred dividends and accretion of preferred stock issuance costs	(0.5)	(2.0)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(7.4)	$(3.5)
Basic loss per share
Loss per basic	$(0.07)	$(0.05)
Weighted average shares outstanding for basic	109,214,633	91,547,838
Diluted loss per share
Loss per diluted	$(0.07)	$(0.05)
Weighted average shares outstanding for diluted	109,214,633	91,547,838
Dividends declared per common share	$0.14	$0.12

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2016	2015

Net income (loss)	$20.5	$(4.3)
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation gain (loss)	22.2	(104.9)
Unrealized gain on marketable securities	0.1	—
Amounts reclassified out of AOCI during the period	—	(0.3)
Unrealized currency derivative contracts (loss) gain	(50.3)	18.4
Total other comprehensive loss for the period	(28.0)	(86.8)

Comprehensive loss	(7.5)	(91.1)
Comprehensive loss attributable to noncontrolling interests(1)	1.5	69.3
Comprehensive loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(6.0)	$(21.8)

(1) Comprehensive income attributable to noncontrolling interest includes allocation of unrealized currency translation losses and currency derivative contracts.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statement of Equity
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
(Dollars in millions, except share amounts)	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2015	32,550	$—	114,533,581	$—	$1,225.7	$(44.2)	$(47.7)	$1,731.3	$2,865.1
Shares forfeited	—	—	(2,000)	—	—	—	—	—	—
Restricted stock grants (RSG)	—	—	56,250	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(636,442)	—	(12.4)	(0.7)	—	—	(13.1)
Stock based compensation	—	—	—	—	17.5	—	—	—	17.5
Other comprehensive income (loss):
Unrealized foreign currency translation gain, net of tax	—	—	—	—	—	—	7.5	14.7	22.2
Unrealized foreign currency derivative contract loss, net of tax	—	—	—	—	—	—	(6.7)	(43.6)	(50.3)
Unrealized gains on marketable securities, net of tax	—	—	—	—	—	—	0.1	—	0.1
Preferred stock dividends	—	—	—	—	—	(0.5)	—	—	(0.5)
Common stock dividends	—	—	—	—	—	(16.1)	—	—	(16.1)
Net (loss) income	—	—	—	—	—	(6.9)	—	27.4	20.5
Acquisition of Kennedy Wilson Europe (KWE) shares from noncontrolling interest holders	—	—	—	—	—	—	—	(41.3)	(41.3)
Acquisition of noncontrolling interests from consolidated entity	—	—	—	—	(1.4)	—	—	1.4	—
Contributions from noncontrolling interests, excluding KWE	—	—	—	—	—	—	—	5.5	5.5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(43.7)	(43.7)
Balance at March 31, 2016	32,550	$—	113,951,389	$—	$1,229.4	$(68.4)	$(46.8)	$1,651.7	$2,765.9
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Cash flows from operating activities:
Net income (loss)	$20.5	$(4.3)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net gain from sale of real estate	(38.9)	(6.2)
Acquisition-related gain	—	(4.2)
Depreciation and amortization	48.3	36.6
Provision for deferred income taxes	0.6	(10.2)
Amortization of deferred loan costs	2.5	0.7
Amortization of discount and accretion of premium on issuance of the senior notes and investment debt	(0.2)	(4.9)
Unrealized net gains on derivatives	(0.6)	0.4
Income from unconsolidated investments and loan purchases and originations	(21.1)	(12.8)
Operating distributions from unconsolidated investments	6.6	17.0
Operating distributions from loan purchases and originations	9.0	2.0
Share-based compensation	17.5	7.3
Change in assets and liabilities:
Accounts receivable	(12.0)	(1.9)
Other assets	(11.6)	0.7
Accounts payable, accrued expenses and other liabilities	(29.5)	(36.8)
Net cash used in operating activities	(8.9)	(16.6)
Cash flows from investing activities:
Additions to loans	(4.8)	(87.5)
Collections of loans	130.2	—
Net proceeds from sale of real estate	108.0	34.4
Purchases of and additions to real estate	(102.2)	(757.1)
Additions to nonrefundable escrow deposits	(1.7)	(7.5)
Proceeds from settlement of foreign derivative contracts	22.6	30.1
Purchases of foreign derivative contracts	(3.4)	(3.6)
Investment in marketable securities	(0.9)	—
Proceeds from sale of marketable securities	—	6.2
Distributions from unconsolidated investments	23.8	8.0
Contributions to unconsolidated investments	(23.2)	(15.2)
Net cash provided by (used in) investing activities	148.4	(792.2)
Cash flows from financing activities:
Borrowings under line of credit	50.0	25.0
Repayment of line of credit	—	(150.0)
Borrowings under investment debt	126.2	843.6
Repayment of investment debt	(41.1)	(246.6)
Debt issue costs	(2.2)	(9.2)
Issuance of common stock	—	187.1
Repurchase and retirement of common stock	(13.1)	(3.1)
Dividends paid	(14.3)	(10.7)
Acquisition of KWE shares from noncontrolling interest holders	(41.3)	(22.5)
Contributions from noncontrolling interests, excluding KWE	5.5	4.1
Distributions to noncontrolling interests	(43.7)	(47.9)
Net cash provided by financing activities	26.0	569.8
Effect of currency exchange rate changes on cash and cash equivalents	1.0	(28.8)
Net change in cash and cash equivalents(1)	166.5	(267.8)
Cash and cash equivalents, beginning of period	731.6	937.7
Cash and cash equivalents, end of period	$898.1	$669.9

(1) See discussion of non-cash effects in notes to statement of cash flows.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental cash flow information:

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Cash paid for:
Interest	$23.4	$37.3
Income taxes	7.6	0.4

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
(Dollars in millions)	2016	2015

Accrued capital expenditures	$13.8	$4.2
Dividends declared but not paid on common stock	16.1	12.5

On February 12, 2015, KWE foreclosed on the notes secured by a 75,500 square foot office building located in Dublin, Ireland. As a result of such foreclosure, the assets and liabilities of the property were consolidated in KW Group's financial statements at fair value under ASC Topic 805 Business Combinations.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1—BASIS OF PRESENTATION
KW Group's unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. In our opinion, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three months ended March 31, 2016 and 2015 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2016. For further information, your attention is directed to the footnote disclosures found in our Annual Report on Form 10-K for the year ended December 31, 2015. Throughout this unaudited interim consolidated financial statements we refer to “KW Group,” which we define as the Company and its subsidiaries that are consolidated in its financial statements under U.S. GAAP (including KWE as defined below).  All significant intercompany balances and transactions have been eliminated in consolidation. We also refer to "KW," “KWH,” “Kennedy Wilson,” the “Company,” “we,” “our,” or “us” which we define as Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries.
Kennedy Wilson Europe Real Estate Plc (“KWE,” LSE: KWE), a Jersey investment company formed to invest in real estate and real estate-related assets in Europe, closed its initial public offering ("IPO") on the London Stock Exchange during the quarter ended March 31, 2014. KWE is externally managed by a wholly-owned subsidiary of Kennedy Wilson incorporated in Jersey pursuant to an investment management agreement.  Due to the terms provided in the investment management agreement and Kennedy Wilson's equity ownership interest in KWE, pursuant to the guidance set forth in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 810 - Consolidation (“Subtopic 810”), the Company is required to consolidate KWE’s results in its consolidated financial statements. Additionally, the Company invested $145.2 million of cash and contributed $58.3 million of assets acquired by the Company as part of the IPO. KWE completed a follow-on offering during the fourth quarter of 2014 where the Company participated based on its ownership percentage acquiring an additional 4.6 million shares for $75 million. Outside of the IPO and follow-on offering, the Company has acquired an additional 6.9 million ordinary shares for $119.4 million and owned approximately 20.3% of KWE’s total issued share capital as of March 31, 2016.
In addition to its investment in KWE, prior to KWE's formation, the Company (along with its equity partners) directly invested in 17 properties, one loan pool and a servicing platform in Europe which had total assets of $855.8 million included in the Company's consolidated balance sheet as of March 31, 2016. Kennedy Wilson's total equity in these investments was $412.9 million and the Company's weighted average ownership in these investments was 58% as of March 31, 2016.
 In addition, throughout these unaudited interim consolidated financial statements, we refer to our “equity partners,” which we define as the non-wholly owned subsidiaries that we consolidate in our financial statements under U.S. GAAP, including KWE, and third-party equity providers.
Kennedy Wilson evaluates its relationships with other entities to identify whether they are variable interest entities ("VIEs") as defined in the ASC Subtopic 810-10, as amended by ASU 2015-02, and to assess whether it is the primary beneficiary of such entities. If the determination is made that Kennedy Wilson is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with the ASC Subtopic 810-10.
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
REVENUE RECOGNITION—Performance fees or carried interests are allocated to the general partner, special limited partner or asset manager of our real estate funds and loan pool participations based on the cumulative performance of the funds and loan pools and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, we calculate the performance fee that would be due to the general partner, special limited partner or asset manager's interests for a fund or loan pool, pursuant to the fund agreement or participation agreements, as if the fair value of the underlying investments

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to us to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. A majority of the performance fees are recognized in investment management revenue, and substantially all of the carried interest is recognized in income from unconsolidated investments in our consolidated statements of operations. Total performance fees recognized from inception through March 31, 2016 that may be reversed in future periods if there is negative fund or loan pool performance totaled $25.3 million. Performance fees recognized during the quarters ended March 31, 2016 and March 31, 2015 were $6.4 million and $3.1 million, respectively, and the amounts that have not been received are included in accounts receivable - related parties in the accompanying consolidated balance sheet.
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
NONCONTROLLING INTERESTS—Noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly to the Company. These amounts are reported within equity as a separate component in accordance with ASC Subtopic 810-10, Noncontrolling Interests in Consolidated Financial Statements. Revenues, expenses, gains, losses, net income (loss), and other comprehensive income (loss) are reported in the consolidated statements of operations at the consolidated amounts and net income (loss) and comprehensive income (loss) attributable to noncontrolling interests are separately stated.
The largest component of noncontrolling interest relates to the Company's investment in KWE, which had a corresponding noncontrolling interest balance of $1.5 billion as of March 31, 2016.
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
At March 31, 2016, approximately 47% of the Company's investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies. Fluctuations in foreign exchanges rates may have a significant impact on the results of our operations. In order to manage the effect of these fluctuations, the Company generally hedges its book equity exposure to foreign currencies through currency forward contracts and options. See note 6 for a complete discussion on currency derivative contracts.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
RECENT ACCOUNTING PRONOUNCEMENTS—In May 2014, the FASB issued Accounting Standards Updated ("ASU") 2014-09, Revenue from Contracts with Customers, a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. The model will identify the contract, identify any separate performance obligations in the contract, determine the transaction price, allocate the transaction price and recognize revenue when the performance obligation is satisfied. The new standard will replace most existing revenue recognition in GAAP when it becomes effective for the Company on January 1, 2018. We have not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 was adopted by the KW Group on January 1, 2016.  The new standard makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. The adoption of ASU 2015-02 did not result in any changes to our conclusions regarding the consolidation of investments under the new standard. We identified several entities, already consolidated under the previous standard but not considered VIEs, which under the new standard, are considered VIEs and will continue to be consolidated. KWE was determined to be a VIE under the new standard as were seven other less significant consolidated investments, all with the same partner and sharing similar legal structures.  However because our analysis concludes that we are the primary beneficiary of those entities, they continue to be consolidated.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, to reduce the complexity of financial statement presentation pursuant to which debt issuance costs will be presented as a direct deduction from the carrying amount of debt liabilities as opposed to a deferred charge recognized as an asset. ASU 2015-03 is required to be adopted for fiscal years beginning after December 15, 2015. ASU 2015-03 became effective for KW Group beginning January 1, 2016. The adoption of this standard did not have a material impact on the consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. Because the Company's existing operating lease commitments are not material and the accounting for leases by the lessor is substantially unchanged, the Company does not expect the ASU to have a significant impact on its results of operations or financial position.
The FASB did not issue any other ASUs during the first three months of 2016 that the Company expects to be applicable and have a material impact on the Company's financial position or results of operations.
RECLASSIFICATIONS—Certain balances included in prior year's financial statements have been reclassified to conform to the current year's presentation.
NOTE 3—LOAN PURCHASES AND ORIGINATIONS

KW Group's investment in loan purchases and originations was $165.1 million and $299.7 million at March 31, 2016 and December 31, 2015, respectively.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

During the first quarter of 2016, KWH originated a loan secured by a beach-front hotel located in Waimea, Hawaii for $4.5 million. Additionally, KWE sold a tranche of five loans secured by five assets in the United Kingdom, which had a carrying value of $138.5 million, recognized a gain of $6.9 million.
KW Group recognized interest income on loans of $2.1 million and $5.4 million during the three months ended March 31, 2016 and 2015, respectively.
NOTE 4—REAL ESTATE AND IN-PLACE LEASE VALUE
The following table summarizes KW Group's investment in consolidated real estate properties at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
(Dollars in millions)	2016	2015
Land	$1,472.0	$1,471.5
Buildings	3,918.9	3,905.5
Building improvements	307.0	247.2
In-place lease values	413.3	421.8
	6,111.2	6,046.0
Less accumulated depreciation and amortization	(285.1)	(248.5)
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	$5,826.1	$5,797.5

Real property, including land, buildings, and building improvements, are included in real estate and are generally stated at cost. Buildings and building improvements are depreciated on a straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value and depreciated over their respective weighted-average lease term which was 8.4 years at March 31, 2016.
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
During the three months ended March 31, 2016, KW Group acquired the following consolidated properties:

(Dollars in millions)		Preliminary Purchase Price Allocation at Acquisition(1)
Location	Description	Land	Building	Acquired in place lease values(2)	Investment debt	NCI(3)	KWH Shareholders' Equity
Western U.S.	108k square feet of commercial property	$2.6	$9.5	$0.7	$8.0	$0.2	$4.6
Ireland	Two properties totaling 57k square feet (4)	3.9	20.8	2.0	—	21.3	5.4
Spain	One development project(4)	—	13.8	—	—	11.0	2.8
		$6.5	$44.1	$2.7	$8.0	$32.5	$12.8
(1) Excludes acquisition expenses and net other assets. The purchase price allocations for properties acquired during the three months ended March 31, 2016 are based on preliminary measurements of fair value that are subject to change. These allocations represent the Company's current best estimates of fair value.
(2) Includes above and below market leases in this table. Above and below market leases are part of other assets and accrued expenses and other liabilities.
(3) Noncontrolling interest amounts associated with acquisition.
(4) This portfolio of properties was directly acquired and is held by KWE. Kennedy Wilson owns approximately 20.3% of the total issued share capital of KWE as of March 31, 2016.

Gains on real estate

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

During the three months ended March 31, 2016, KW Group sold its investment in a commercial property in the United Kingdom, which resulted in a gain of $11.0 million before noncontrolling interest ($5.5 million net of noncontrolling interests) and KWE sold 13 commercial properties which resulted in a gain of $27.0 million before noncontrolling interest ($4.9 million net of noncontrolling interests). These gains are presented net as a component of non-operating income (expense) as the properties were treated as businesses at acquisition.
Guarantees
Kennedy Wilson has certain guarantees associated with loans secured by consolidated assets. As of March 31, 2016, the maximum potential amount of future payments (undiscounted) Kennedy Wilson could be required to make under the guarantees was approximately $61.8 million which is approximately 1% of investment level debt of Kennedy Wilson and its equity partners. The guarantees expire through 2026, and Kennedy Wilson’s performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds from the property. Based on the Company's evaluation of guarantees under FASB ASC Subtopic 460-10 Estimated Fair Value of Guarantees, the estimated fair value of guarantees made as of March 31, 2016 and December 31, 2015 was immaterial.
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
The pro forma data presented below assumes that the acquisitions during the three months ended March 31, 2016 occurred as of January 1, 2015.

	Three Months Ended March 31,
(Dollars in millions, except for per share data)	2016	2015
Pro forma revenues	$172.6	$138.3
Pro forma net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(7.0)	(3.0)
Pro forma net loss per share:
Basic	$(0.06)	$(0.03)
Diluted	$(0.06)	$(0.03)

NOTE 5—UNCONSOLIDATED INVESTMENTS

KW Group has unconsolidated investments through real estate related joint ventures and loan pool participations. The following table details its investments in joint ventures and loan pool participations as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
(Dollars in millions)	2016	2015
Investments in joint ventures	$455.5	$443.6
Investments in loan pool participations	1.2	1.3
Total	$456.7	$444.9
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
Joint Venture Holdings
As of March 31, 2016 and December 31, 2015, Kennedy Wilson's investment in joint ventures totaled $455.5 million and $443.6 million, respectively.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table details our investments in joint ventures by investment type and geographic location as of March 31, 2016:

(Dollars in millions)	Multifamily	Commercial	Loan	Residential	Other	Total
Western U.S.	$147.2	$54.6	$11.8	$184.2	$15.8	$413.6
Japan	6.4	—	—	—	—	6.4
United Kingdom	—	21.5	—	—	—	21.5
Spain	—	—	—	—	14.0	14.0
Total	$153.6	$76.1	$11.8	$184.2	$29.8	$455.5
The following table details our investments in joint ventures by investment type and geographic location as of December 31, 2015:

(Dollars in millions)	Multifamily	Commercial	Loan	Residential	Other	Total
Western U.S.	$144.8	$51.4	$12.2	$180.1	$13.2	$401.7
Japan	5.8	—	—	—	—	5.8
United Kingdom	—	23.3	—	—	—	23.3
Spain	—	—	—	—	12.8	12.8
Total	$150.6	$74.7	$12.2	$180.1	$26.0	$443.6
Vintage Housing Holdings ("VHH")
During the second quarter of 2015, the Company purchased a 61% noncontrolling interest for $78.7 million in VHH, an existing venture that holds controlling interests in 30 syndicated limited partnerships ("LPs") that own multifamily properties via a traditional low-income tax credit structure in the Western United States. The remaining 39% is held by a non-affiliated entity who is appointed as the manager. Neither party controls VHH, and, accordingly, the Company accounts for its investment under the equity method.
The LPs generate cash flow through their controlling interests in entities owning multifamily housing that is predominantly structured with low income housing credits to benefit the LPs. The Company has elected the fair value option on its unconsolidated investment in VHH. During the quarter ended March 31, 2016, the Company recognized a total of $9.6 million in fair value gains through equity income. The fair values gains were driven by recapitalizations through refinancings, sales to new partnerships, new developments to the portfolio and unrealized developer fees.  Since the investment is accounted for under fair value, operating distributions are recorded as equity income. The Company has recognized $1.6 million in equity income related to operating distributions during the quarter ended March 31, 2016.
VHH is KW Group's largest joint venture investment; there were no other investments that represented more than 10% of the investment in joint ventures balance as of March 31, 2016 or December 31, 2015.
Contributions to Joint Ventures
During the three months ended March 31, 2016, Kennedy Wilson did not contribute to any new joint ventures. Kennedy Wilson contributed $23.3 million to existing joint ventures during the three months ended March 31, 2016 to fund our share of a development project, to pay off external debt and for capital expenditures and working capital needs.
Distributions from Joint Ventures and Investments in Loan Pools
During the three months ended March 31, 2016, Kennedy Wilson received $30.4 million in operating and investing distributions from its joint ventures and loan pools. Operating distributions resulted from operating cash flow generated by the joint venture investments. Investing distributions resulted from the refinancing of property level debt and asset sales.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table details cash distributions by investment type and geographic location for the three months ended March 31, 2016:

	Multifamily		Commercial		Loan Pools		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$4.5	$18.9	$1.7	$0.8	$—	$—	$0.3	$4.1	$6.5	$23.8
Japan	0.1	—	—	—			—	—	0.1	—
Total	$4.6	$18.9	$1.7	$0.8	$—	$—	$0.3	$4.1	$6.6	$23.8
Consolidation Considerations
The Company determines the appropriate accounting method with respect to all investments that are not VIEs based on the control-based framework (controlled entities are consolidated) provided by the consolidations guidance in FASB ASC Topic 810. The Company accounts for joint ventures where it is deemed that the Company does not have control through the equity method of accounting while entities the Company controls are consolidated in KW Group's financial statements.
Capital Commitments
As of March 31, 2016, Kennedy Wilson had unfulfilled capital commitments totaling $42.1 million to four of its joint ventures. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.

NOTE 6—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of March 31, 2016:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$234.8	$234.8
Marketable securities	5.4	—	—	5.4
Currency derivative contracts	—	(41.4)	—	(41.4)
Total	$5.4	$(41.4)	$234.8	$198.8
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2015:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$223.8	$223.8
Marketable securities	5.3	—	—	5.3
Currency derivative contracts	—	11.7	—	11.7
Total	$5.3	$11.7	$223.8	$240.8

Marketable Securities

Marketable securities include Kennedy Wilson's investment in publicly traded equity securities and fixed income investments. The fixed income portfolio consists mainly of U.S. government and investment grade corporate bonds. The carrying value of marketable securities is a level 1 valuation as the fair value is based off of unadjusted quoted market prices in active markets for identical securities. The amount above excludes Kennedy Wilson's 27.6 million shares in KWE as the investment is eliminated due to the consolidation of KWE's results in KW Group's consolidated financial statements. Kennedy Wilson's investment in KWE had a market value of approximately $464.4 million (cost basis of $457.4 million) based on a per share price of $16.86 at March 31, 2016. As of March 31, 2016, the Company had hedged 48% of the foreign currency rate risk of its net investment in KWE through using currency forward contracts and options, with a notional amount of £230.2 million.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value and Fair Value Option - Unconsolidated Investments
Kennedy Wilson records its investments in certain funds it manages and sponsors ("the Funds") based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. Kennedy Wilson’s investment balance in the Funds was $40.5 million and $30.6 million at March 31, 2016 and December 31, 2015, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets. As of March 31, 2016, Kennedy Wilson had unfunded capital commitments to the Funds in the amount of $39.4 million.
Kennedy Wilson elected to use the fair value option ("FV Option") for ten unconsolidated investments to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $194.3 million and $193.2 million at March 31, 2016 and December 31, 2015, respectively, which is included in unconsolidated investments in the accompanying balance sheets. Refer to Note 5 for more detail.
In estimating fair value of real estate held by the Funds and the ten FV Option investments, we consider significant unobservable inputs such as capitalization and discount rates.
The following table summarizes our investments in unconsolidated investments held at fair value by type:

(Dollars in millions)	March 31, 2016	December 31, 2015
FV Option	$194.3	$193.2
Funds	40.5	30.6
Total	$234.8	$223.8
The following table presents changes in Level 3 investments for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Beginning balance	$223.8	$85.9
Unrealized and realized gains	17.6	5.2
Unrealized and realized losses	—	—
Contributions	15.9	1.9
Distributions	(22.9)	(3.1)
Other	0.4	(0.3)
Ending balance	$234.8	$89.6
Unobservable inputs for real estate
The table below describes the range of unobservable inputs for real estate assets:

Estimated Rates Used for
	Capitalization Rates	Discount Rates
Office	5.00% - 9.00%	6.75% - 11.25%
Retail	6.25% - 8.75%	8.00% - 13.75%
Multifamily	5.75% - 7.75%	8.00% - 9.75%
Loan	n/a	20.00%
Land and condominium units	n/a	8.00% - 15.00%

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

In valuing real estate, related assets and indebtedness, we consider significant inputs such as the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used for these types of investments range from 1.40% to 3.85%.
The accuracy of estimating fair value for investments utilizing unobservable inputs cannot be determined with precision and cannot be substantiated by comparison to quoted prices in active markets. As such, estimated fair value may not be realized in a current sale or immediate settlement of the asset or liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including capitalization rates, discount rates, liquidity risks, and estimates of future cash flows, could significantly affect the fair value measurement amounts.
Currency derivative contracts
KW Group uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against the effects of a portion of its certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although we have determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counter-party risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of March 31, 2016, KW Group assessed the significance of the impact of the counter-party valuation adjustments on the overall valuation of its derivative positions and determined that the counter-party valuation adjustments are not significant to the overall valuation of its derivative. As a result, we have determined that our derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
Changes in fair value are recorded in other comprehensive income in the accompanying consolidated statements of comprehensive income (loss) as the portion of the currency derivative contracts used to hedge foreign currency exposure of its certain net investments in foreign operations qualifies as a net investment hedge under FASB ASC Topic 815. Ineffective portions of currency derivative contracts and contracts that do not quality for net investment hedges are recognized in the statement of operations within other income.
The fair value of the currency derivative contracts held as of March 31, 2016 and December 31, 2015 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the balance sheet. See note 11 for a complete discussion on other comprehensive income including currency derivative contracts and foreign currency translations.
The table below details the currency derivative contracts KW Group held as of March 31, 2016:

(Dollars in millions)							Fair Value	Change in Unrealized Gains (Losses)
Currency Hedged	Type	Underlying Currency	Notional Amount	Trade Date	Settlement/Expiration Date	Forward Rate/ Strike Price	March 31, 2016	Three Months Ended March 31, 2016
EUR	Option	USD	€130.0	3/10/2015 - 3/19/2015	3/7/2019 - 3/19/2020	1.0700 - 1.0960	$(4.7)	$(4.1)
GBP	Option	USD	£230.2	3/31/2015 - 3/24/2016	9/13/2018 - 2/17/2021	1.3000 - 1.5434	2.6	(1.2)
EUR (1)	Forward	GBP	€370.8	6/18/2014 - 1/21/2016	7/2/2018 - 6/30/2022	0.7110 - 0.8621	(24.6)	(27.3)
EUR (1)	Option	GBP	€200.0	3/13/2015 - 1/21/2016	3/15/2018 - 6/3/2020	0.7070 - 0.8587	(14.3)	(11.0)
YEN	Forward	USD	¥495.0	6/23/2015	6/25/2020	111.2600	(0.4)	(0.2)
Total(2)							$(41.4)	$(43.8)
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Hedges are presented gross in the consolidated balance sheet. Hedge assets are included in other assets and hedge liabilities are included in other liabilities.

In addition to the hedge assets held above there were $4.9 million of unrealized gains recognized through other comprehensive income and $1.7 million of gains recognized through the consolidated statement of operations on currency derivative contracts that were settled during the period. The gains recognized through other comprehensive income will remain in accumulated other comprehensive income until the underlying investments they were hedging are substantially liquidated by KW Group.

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
Debt liabilities are accounted for at face value plus net unamortized debt premiums and any fair value adjustments as part of business combinations. The fair value as of March 31, 2016 and December 31, 2015 for the senior notes payable, investment debt and line of credit were estimated to be approximately $4.6 billion and $4.3 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and our credit risk to the current yield of a similar security, compared to their carrying value of $4.5 billion and $4.4 billion at March 31, 2016 and December 31, 2015, respectively. The inputs used to value our senior notes payable, borrowings under lines of credit and mortgage loans payable are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be level 2 inputs.
NOTE 7—OTHER ASSETS
Other assets consist of the following:

(Dollars in millions)	March 31, 2016	December 31, 2015
Above-market leases, net of accumulated amortization of $22.8 and $19.6 at March 31, 2016 and December 31, 2015, respectively	$99.8	$103.3
Other, net of accumulated amortization of $3.9 and $3.1 at March 31, 2016 and December 31, 2015, respectively	46.7	40.4
Office furniture and equipment net of accumulated depreciation of $19.0 and $14.0 at March 31, 2016 and December 31, 2015, respectively	24.3	27.9
Goodwill	23.9	23.9
Deferred tax asset, net	21.1	22.2
Prepaid expenses	11.6	10.1
Hedge assets	6.4	30.9
Marketable securities(1)	5.4	4.3
Deposits	4.9	4.2
Other Assets	$244.1	$267.2

(1) The amount above excludes Kennedy Wilson's 27.6 million shares in KWE as the investment is eliminated due to the consolidation of KWE's results. Based on the closing price of KWE shares on March 31, 2016, the fair value of Kennedy Wilson's investment in KWE is $464.4 million.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 8—INVESTMENT DEBT

Investment debt at March 31, 2016 and December 31, 2015 consists of the following:

(Dollars in millions)		Carrying Amount of Investment Debt as of (1)
Investment Debt by Product Type	Region	March 31, 2016	December 31, 2015
Mortgage debt
Multifamily (1)	Western U.S.	$838.3	$835.2
Commercial	Western U.S.	291.3	286.4
Residential, Hotel and Other	Western U.S	39.3	39.4
Commercial	Japan	2.2	2.0
Commercial (1)(2)	Ireland	398.6	380.3
Multifamily (1)(2)	Ireland	196.0	187.1
Residential and Other(1)(2)	Ireland	11.9	7.3
Hotel	Ireland	81.9	78.2
Residential and Other(1)(2)	Spain	3.5	3.4
Commercial (2)	Spain	99.3	—
Commercial (1)(2)	United Kingdom	924.6	976.2
Secured investment debt		2,886.9	2,795.5

Unsecured investment debt (1)(2)	United Kingdom	873.6	862.7
Investment debt (excluding loan fees)		$3,760.5	$3,658.2
Unamortized loan fees		(31.1)	(30.7)
Total Investment debt		$3,729.4	$3,627.5

(1) The investment debt payable balances include unamortized debt premiums. Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan discounts as of March 31, 2016 and December 31, 2015 was $5.8 million and $5.4 million, respectively.
(2) Kennedy Wilson owns approximately 20.3% and 18.2% of the total issued share capital of KWE as of March 31, 2016 and December 31, 2015, respectively. See the table below for a detailed breakout.

(Dollars in millions)		Carrying amount of investment debt as of (1)
Types of Property Pledged as Collateral (KWE)	Region	March 31, 2016	December 31, 2015
Commercial (1)(2)	Ireland	300.5	286.7
Multifamily (1)(2)	Ireland	54.0	51.5
Residential and Other(1)(2)	Spain	3.5	3.4
Commercial (1)(2)	Spain	99.3	—
Commercial (1)(2)	United Kingdom	848.1	897.9
Investment debt		$1,305.4	$1,239.5

Unsecured(1),(2)	United Kingdom	873.6	862.7
Investment debt (excluding loan fees)		$2,179.0	$2,102.2
Unamortized loan fees		(20.0)	(19.4)
Total Investment debt		$2,159.0	$2,082.8

(1) The mortgage loan payable balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

that approximates the effective interest method. The unamortized loan (discount) premium as of March 31, 2016 and December 31, 2015 was $(13.4) million and $(13.6) million, respectively.
(2) Kennedy Wilson owns approximately 20.3% and 18.2% of the total issued share capital of KWE as of March 31, 2016 and December 31, 2015, respectively.

The investment debt had a weighted average interest rate of 3.16% and 3.19% per annum at March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, 66% of KW Group's investment level debt is fixed rate, 19% is floating rate with interest caps and 15% is floating rate without interest caps, compared to 67% fixed rate, 17% floating rate with interest caps and 16% floating rate without interest caps, as of December 31, 2015.

In addition, during the second quarter of 2015, KWE completed its inaugural bond offering of approximately $431.8 million (based on March 31, 2016 rates) (£300 million) in 3.95% fixed-rate senior unsecured bonds due 2022. The bonds were issued at a discount and have a carrying value of $425.6 million at March 31, 2016. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros.

In addition, during the fourth quarter of 2015, KWE established a £2.0 billion (approximately $2.9 billion based on March 31, 2016 rates) Euro Medium Term Note ("EMTN") Programme. Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. During the fourth quarter of 2015, KWE drew down under its EMTN Programme, with the issuance of senior unsecured notes for an aggregate principal amount of approximately $455.2 million (based on March 31, 2016 rates) (€400 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $448.0 million with an annual fixed coupon of 3.25%, and mature in 2025. As KWE invests proceeds from the KWE Notes to fund equity investments in new euro denominated assets it designates the KWE Notes as net investment hedges under FASB ASC Topic 815. Subsequent fluctuations in foreign currency rates that impact the carrying value of the KWE Notes are recorded to accumulated other comprehensive income. During the three months ended March 31, 2016, KW Group recognized a loss of $15.8 million in accumulated other comprehensive income due to the strengthening of the euro against the U.S dollar during the period. The KWE Notes rank pari passu with the KWE Bonds (as defined below), and are subject to the same restrictive covenants.

The trust deed that governs the bonds contains various restrictive covenants for KWE, including, among others, limitations on KWE’s and its material subsidiaries’ ability to provide certain negative pledges. The trust deed limits the ability of KWE and its subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the incurrence of the new indebtedness, (1) KWE’s consolidated net indebtedness (as defined in the trust deed) would exceed 60% of KWE’s total assets (as calculated pursuant to the terms of the trust deed); and (2) KWE’s consolidated secured indebtedness (as defined in the trust deed) would exceed 50% of KWE’s total assets (as calculated pursuant to the terms of the trust deed). The trust deed also requires KWE, as of each reporting date, to maintain an interest coverage ratio (as defined in the trust deed) of at least 1.50 to 1.00 and have unencumbered assets of no less than 125% of its unsecured indebtedness (as defined in the trust deed). As of March 31, 2016, KWE was in compliance with these covenants.

In August 2014, KWE entered into a three-year unsecured floating rate revolving debt facility ("KWE Facility") with Bank of America Merrill Lynch, Deutsche Bank, and J.P. Morgan Chase of approximately $323.9 million (£225 million) based on rates as of March 31, 2016. During the three months ended March 31, 2016, KWE did not draw on the KWE facility. As of March 31, 2016, the unsecured credit facility was undrawn and $323.9 million (£225 million) based on rates as of March 31, 2016 was still available.

During the three months ended March 31, 2016, one acquisition was partially financed with a mortgage, two existing investments were partially financed with mortgages and one existing investment with an existing mortgage was refinanced. See note 4 for more detail on the acquisitions and the investment debt associated with them.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The aggregate maturities of investment debt subsequent to March 31, 2016 are as follows:

(Dollars in millions)	Aggregate Maturities
2016	$38.8
2017	191.5
2018	228.9
2019	844.9
2020	264.2
Thereafter	2,198.0
3,766.3
Debt discount	(5.8)
Unamortized loan fees	(31.1)
$3,729.4
NOTE 9—SENIOR NOTES

			March 31, 2016			December 31, 2015
(Dollars in millions)				Unamortized			Unamortized
	Interest Rate	Maturity Date	Face Value	Net Premium/(Discount)	Carrying Value	Face Value	Net Premium/(Discount)	Carrying Value
2042 Notes	7.75%	12/1/2042	$55.0	$—	$55.0	$55.0	$—	$55.0
2024 Notes	5.88%	4/1/2024	650.0	(2.4)	647.6	650.0	(2.4)	647.6
Senior Notes			$705.0	$(2.4)	$702.6	$705.0	$(2.4)	$702.6
Unamortized loan fees					(13.4)			(13.8)
Total Senior Notes					$689.2			$688.8
The indentures governing the 2024 Notes and 2042 Notes contain various restrictive covenants, including, among others, limitations on our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness, to make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stock, engage in transactions with affiliates, create or permit liens on assets, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indentures governing the 2024 and 2042 Notes limit the ability of Kennedy Wilson and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of March 31, 2016, the maximum balance sheet leverage ratio was 0.68 to 1.00. See Note 15 for the guarantor and non-guarantor financial statements.
NOTE 10—BORROWINGS UNDER LINES OF CREDIT
KWH Facility
On December 10, 2015, Kennedy-Wilson, Inc. (the “Borrower”), a wholly-owned subsidiary of Kennedy-Wilson Holdings, Inc. ("KWH") entered into a $475 million unsecured revolving credit facility (the “KW Revolving Facility”) with a syndicate of lenders including Bank of America, N.A., JP Morgan Chase Bank, N.A., Deutsche Bank AG New York Branch, U.S. Bank N.A., East West Bank, Fifth Third Bank, The Governor and Company of the Bank of Ireland, Compass Bank and City National Bank with Bank of America, N.A., as administrative agent and letter of credit issuer. Loans under the KW Revolving Facility bear interest at a rate equal to LIBOR plus 2.50% or 3.00%, depending on the consolidated leverage ratio as of the applicable measurement date, and have a maturity date of December 10, 2018. Subject to certain conditions precedent and at the Borrower’s option, the maturity date of the KW Revolving Facility may be extended by one year.
The KW Revolving Facility has certain covenants that, among other things, limit the Borrower and certain of its subsidiaries’ ability to incur additional indebtedness, repurchase capital stock or debt, sell assets or subsidiary stock, create or

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The credit agreement that governs the KW Revolving Facility requires the Borrower to maintain (i) a maximum consolidated leverage ratio (as defined in the credit agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.60 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $920,660,504.65 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Borrower after the date of September 30, 2015 financial statements, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the credit agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the credit agreement) of not greater than an amount equal to the greater of 3.5% of consolidated total asset value (as defined in the credit agreement) and $138,187,197, (vi) a maximum adjusted secured leverage ratio (as defined in the credit agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the credit agreement) of at least $250 million.
As of March 31, 2016, the Company’s consolidated leverage ratio was 53.2%, its fixed charge coverage ratio was 3.2 to 1.00, its consolidated tangible net worth was $1,358.4 million, its adjusted secured leverage ratio was 41%, its secured recourse leverage ratio was 1.5%, its recourse leverage ratio was 0.60, and liquidity was $717.1 million. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by KWH and certain of its wholly-owned subsidiaries of the Company.

During the three months ended March 31, 2016, the Borrower drew $50.0 million and repaid $0.0 million on its unsecured credit facility to fund acquisitions. The maximum amount drawn on the unsecured credit facility at any one point during the three months ended March 31, 2016 was $50.0 million. As of March 31, 2016, there was $50.0 million outstanding under the unsecured credit facility, and $425.0 million was still available. As of December 31, 2015, there was $0.0 million outstanding under the unsecured facility, and $475.0 million was still available.

NOTE 11—EQUITY
Common Stock Repurchase Program
On February 25, 2016, Kennedy Wilson announced the authorization of a stock repurchase program for up to $100 million.  Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and subject to the Company's discretion. During the three months ended March 31, 2016, Kennedy Wilson repurchased 240,000 shares for $5.0 million.
Dividend Distributions
During the following periods, Kennedy Wilson declared and paid the following cash distributions on its common and preferred stock:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
(Dollars in millions)	Declared	Paid	Declared	Paid
Preferred Stock
Series A (1)	$—	$—	$1.5	$1.5
Series B	0.5	0.5	0.5	0.5
Total Preferred Stock	0.5	0.5	2.0	2.0
Common Stock	16.1	13.8	12.5	8.7
Total (2)	$16.6	$14.3	$14.5	$10.7

(1) The decrease in Series A dividends during the current year is due to the conversion of the Series A preferred stock into common shares during the second quarter of 2015.
(2) The difference between declared and paid is the amount accrued on the consolidated balance sheets.
Share-based Compensation
During the three months ended March 31, 2016 and 2015, KW Group recognized $17.5 million and $7.3 million of compensation expense related to the vesting of restricted stock grants. The increase for the three months ended March 31, 2016

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

is mainly due to vesting of 60% of the shares granted during 2012 under the Amended and Restated 2009 Equity Participation Plan as well as shares granted during the fourth quarter of 2015.
Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net of taxes:

	Foreign Currency Translation	Currency Derivative Contracts	Marketable Securities	Total Accumulated Other Comprehensive Income
(Dollars in millions)
Balance at December 31, 2015	$(69.9)	$22.4	$(0.2)	$(47.7)
Unrealized gains (loss), arising during the period	27.2	(54.7)	0.2	(27.3)
Noncontrolling interest	(14.7)	43.6	—	28.9
Taxes on unrealized gains (losses), arising during the period	(5.0)	4.4	(0.1)	(0.7)
Balance at March 31, 2016	$(62.4)	$15.7	$(0.1)	$(46.8)
The local currencies for our interests in foreign operations include the euro, the British pound sterling, and the Japanese yen. The related amounts on KW Group's balance sheets are translated into U.S. dollars at the exchange rates at the respective financial statement date, while amounts on its statements of operations are translated at the average exchange rates during the respective period. The increase in the unrealized gains on foreign currency translation is a result of the weakening of the U.S. dollar against the euro, the British pound and the Japanese yen during the three months ended March 31, 2016.
In order to manage currency fluctuations, KW Group entered into currency derivative contracts to manage its exposure to currency fluctuations between its functional currency (U.S. dollar) and the functional currency (Euro, GBP and Yen) of certain of its wholly-owned and consolidated subsidiaries. See note 6 for a more detailed discussion of KW Group's currency derivative contracts.
As discussed throughout this report, the Company is required under U.S. GAAP to consolidate certain non-wholly owned subsidiaries or investments that it controls.  As such, the Company's financial statements reflect currency translation adjustments and related hedging activities on a gross basis. In many instances, these fluctuations are not reflective of the actual foreign currency exposure of the underlying consolidated subsidiary. For example, the Company is required to translate the activities of KWE into US dollars even though KWE does not invest in US dollar denominated assets.  Therefore, it is important to look at the provided currency translation and currency derivative adjustment information net of noncontrolling interests to get a more accurate understanding of the actual currency exposure for the Company.
Noncontrolling Interests
Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries, and are presented separately on KW Group's balance sheet. As of March 31, 2016 and December 31, 2015 KW Group had noncontrolling interest of $1.7 billion and $1.7 billion, respectively.
Kennedy Wilson currently owns approximately 20.3% of KWE’s total issued share capital as of March 31, 2016. The noncontrolling interest holders in KWE had an equity balance of $1.5 billion as of March 31, 2016.  Due to the terms provided in the investment management agreement between KWE and a wholly-owned subsidiary of Kennedy Wilson, the results of KWE are consolidated in KW Group's financial statements.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Dollars in millions, except share and per share amounts)	2016	2015
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(7.4)	$(3.5)
Dividends allocated to participating securities	(0.5)	(0.6)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	(7.9)	(4.1)
Dividends declared on common shares	(15.6)	(11.8)
Undistributed earnings attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	$(23.5)	$(15.9)

Distributed earnings per share	$0.14	$0.12
Undistributed earnings per share	(0.21)	(0.17)
Loss per basic	(0.07)	(0.05)

Loss per diluted	$(0.07)	$(0.05)

Weighted average shares outstanding for basic	109,214,633	91,547,838
Weighted average shares outstanding for diluted(1)	109,214,633	91,547,838
Dividends declared per common share	$0.14	$0.12

(1) For the three months ended March 31, 2016, a total of 8,381,629 potentially dilutive securities were not included in the diluted weighted average shares as they were anti-dilutive. For the three months ended March 31, 2015, a total of 12,212,481 potentially dilutive securities have not been included in the diluted weighted average shares as they are anti-dilutive. Potentially anti-dilutive securities include preferred stock and unvested restricted stock grants.
NOTE 13—SEGMENT INFORMATION
Kennedy Wilson is a global real estate investment company. We own, operate, and invest in real estate both on our own and through our investment management platform. To complement our investment business, the Company also provides real estate services primarily to financial services clients.
Kennedy Wilson’s segment disclosure with respect to the determination of segment profit or loss and segment assets is based on these two core segments: KW Investments and KW Investment Management and Real Estate Services (IMRES).
KW Investments

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

KW Investments invests in multifamily, office, retail, and residential properties as well as loans secured by real estate in the Western U.S., UK, Ireland, Spain, Italy and Japan. The Company has an average ownership interest across all investments of approximately 38% as of March 31, 2016.
When we have partners, those partners include public shareholders, financial institutions, foundations, endowments, high net worth individuals and other institutional investors. In these instances, we are typically the general partner in the arrangement with a promoted interests in the profits of our investments beyond our ownership percentage. These promoted interest are typically fees earned by IMRES as described below.
KW Investment Management and Real Estate Services (IMRES)
IMRES encompasses our fee generating businesses which includes both our investment management platform as well as our third party services business. Our clients include shareholders of KWE, financial institutions, institutional investors, insurance companies, developers, builders and government agencies. IMRES has five main lines of business: investment management, property services, research, brokerage, and auction and conventional sales. These five business lines generate revenue for us through fees and commissions.
The Company manages approximately 62 million square feet of properties for the Company and its investment partners (including KWE) in the United States, Europe, and Asia, which includes assets we have ownership interests in and third party owned assets. With 25 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain, Italy and Japan, we have the capabilities and resources to provide investment management and property services to real estate owners as well as the experience, as a real estate investor, to understand client concerns. The managers of IMRES have an extensive track record in their respective lines of business and in the real estate community as a whole.
Additionally, IMRES plays a critical role in supporting our investment strategy by providing local market intelligence and real-time data for evaluating investments, generating proprietary transaction flow and creating value through efficient implementation of asset management or repositioning strategies.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables summarize income activity by segment and corporate for the three months ended March 31, 2016 and 2015 and balance sheet data as of March 31, 2016 and December 31, 2015:

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Investments
Rental	$119.9	$90.4
Hotel	29.1	23.4
Sale of real estate	1.9	2.1
Loan purchases, loan originations and other	2.1	5.4
Total revenue	153.0	121.3
Operating expenses	(75.2)	(59.8)
Depreciation and amortization	(48.3)	(36.6)
Income from unconsolidated investments	18.1	9.7
Operating income	47.6	34.6
Gain on sale of real estate	38.4	5.6
Acquisition-related gains	—	4.2
Acquisition-related expenses	(2.0)	(18.1)
Interest expense - investments	(32.5)	(19.4)
Other	0.7	0.8
Income before provision for income taxes	52.2	7.7
Provision for income taxes	(1.0)	—
Net income	51.2	7.7
Net (income) loss attributable to the noncontrolling interests	(27.4)	1.4
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$23.8	$9.1

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Investment Management and Real Estate Services
Property services and research fees (includes $11.0 and $9.5 of related party fees)	$19.1	$16.4
Total revenue	19.1	16.4
Operating expenses	(15.9)	(14.4)
Income from unconsolidated investments	1.2	1.5
Operating income	4.4	3.5
Net income attributable to the noncontrolling interests	—	1.4
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$4.4	$4.9

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Corporate
Operating expenses	$(23.5)	$(10.6)
Operating loss	(23.5)	(10.6)
Interest expense-corporate	(12.1)	(13.0)
Loss before provision for income taxes	(35.6)	(23.6)
Provision for income taxes	0.5	8.1
Net loss	(35.1)	(15.5)
Preferred dividends and accretion of preferred stock issuance costs	(0.5)	(2.0)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(35.6)	$(17.5)

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Consolidated
Rental	$119.9	$90.4
Hotel	29.1	23.4
Sale of real estate	1.9	2.1
Investment management, property services and research fees (includes $11.0 and $9.5 of related party fees)	19.1	16.4
Loans and other	2.1	5.4
Total revenue	172.1	137.7
Operating expenses	(114.5)	(84.8)
Depreciation and amortization	(48.3)	(36.6)
Total operating expenses	(162.8)	(121.4)
Income from unconsolidated investments	19.2	11.2
Operating income	28.5	27.5
Gain on sale of real estate	38.4	5.6
Acquisition-related gain	—	4.2
Acquisition-related expenses	(2.0)	(18.1)
Interest expense - investment	(32.5)	(19.4)
Interest expense - corporate	(12.1)	(13.0)
Other	0.7	0.8
Income (loss) before benefit from income taxes	21.0	(12.4)
Provision for income taxes	(0.5)	8.1
Net income (loss)	20.5	(4.3)
Net (income) loss attributable to the noncontrolling interests	(27.4)	2.8
Preferred dividends and accretion of preferred stock issuance costs	(0.5)	(2.0)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(7.4)	$(3.5)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)	March 31, 2016	December 31, 2015
Total Assets
Investments	$7,464.5	$7,418.6
Investment management and real estate services	73.6	58.1
Corporate	120.3	118.9
Total assets	$7,658.4	$7,595.6
NOTE 14—INCOME TAXES
In determining quarterly provisions for income taxes, the Company calculates income tax expense based on actual year-to-date income and statutory tax rates. The year-to-date income tax expense also reflects the Company's assessment of potential exposure for uncertain tax positions.
The fluctuations between periods in the Company's income tax expense are mainly due to varying levels of income and amounts attributable to foreign sourced income and noncontrolling interests. During the three months ended March 31, 2016, KW Group generated pretax book income of $21.0 million related to its global operations, and recorded a tax charge of $0.5 million. The difference between the U.S. federal rate of 35% and the Company's effective rate is primarily attributable to income earned by noncontrolling interests which is generally not subject to corporate taxes.  In addition, during the quarter ended March 31, 2016, the Company's effective tax rate was favorably impacted by capital gains realized from the sale of real estate in the United Kingdom which was not subject to corporate taxes.
The Company has subsidiaries in the United Kingdom, Ireland, Luxembourg, Spain and Jersey which manage the Company's European real estate investments.  As of March 31, 2016, the Company's management subsidiaries in Ireland and Jersey have positive, accumulated earnings of $4.3 million. U.S. domestic taxes have not been provided on amounts earned by the Company's Irish and Jersey management companies since it is the Company's plan to indefinitely reinvest amounts earned by these subsidiaries. If this amount was repatriated to the United States, additional U.S. domestic taxes of $1.5 million would be incurred.
NOTE 15—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information include:

(1) Condensed consolidating balance sheets as of March 31, 2016 and December 31, 2015; consolidating statements of operations for the three months ended March 31, 2016 and 2015; consolidating statements of comprehensive income for the three months ended March 31, 2016 and 2015; and condensed consolidating statements of cash flows for the three months ended March 31, 2016 and 2015, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.
Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three months ended March 31, 2016 or 2015.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2016

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$59.9	$25.4	$95.6	$—	$180.9
Cash held by consolidated investments	—	—	—	717.2	—	717.2
Accounts receivable	—	—	40.7	27.6	—	68.3
Loan purchases and originations	—	41.9	16.8	106.4	—	165.1
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,137.5	4,688.6	—	5,826.1
Unconsolidated investments	—	17.4	305.1	134.2	—	456.7
Investments in and advances to consolidated subsidiaries	1,130.3	1,949.8	1,217.5	—	(4,297.6)	—
Other assets	—	3.1	30.3	210.7	—	244.1
Total assets	$1,130.3	$2,072.1	$2,773.3	$5,980.3	$(4,297.6)	$7,658.4

Liabilities and equity
Liabilities
Accounts payable	$—	$0.4	$1.7	$13.8	$—	$15.9
Accrued expenses and other liabilities	16.1	202.2	181.9	7.8	—	408.0
Investment debt	—	—	639.9	3,089.5	—	3,729.4
Senior notes payable	—	689.2	—	—	—	689.2
Line of credit	—	50.0	—	—	—	50.0
Total liabilities	16.1	941.8	823.5	3,111.1	—	4,892.5

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,114.2	1,130.3	1,949.8	1,217.5	(4,297.6)	1,114.2
Noncontrolling interests	—	—	—	1,651.7	—	1,651.7
Total equity	1,114.2	1,130.3	1,949.8	2,869.2	(4,297.6)	2,765.9
Total liabilities and equity	$1,130.3	$2,072.1	$2,773.3	$5,980.3	$(4,297.6)	$7,658.4

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2015

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$80.2	$37.0	$65.4	$—	$182.6
Cash held by consolidated investments	—	—	—	549.0	—	549.0
Accounts receivable	—	—	30.2	24.5	—	54.7
Loan purchases and originations	—	79.4	12.2	245.9	(37.8)	299.7
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,017.5	4,780.0	—	5,797.5
Unconsolidated investments	—	14.6	292.6	137.7	—	444.9
Investments in and advances to consolidated subsidiaries	1,148.0	1,898.9	1,185.4	0.2	(4,232.5)	—
Other assets	—	3.9	30.2	233.1	—	267.2
Total assets	$1,148.0	$2,077.0	$2,605.1	$6,035.8	$(4,270.3)	$7,595.6

Liabilities
Accounts payable	$—	$0.5	$2.5	$19.2	$—	22.2
Accrued expense and other liabilities	14.0	239.7	118.8	19.5	—	392.0
Investment debt	—	—	584.9	3,080.4	(37.8)	3,627.5
Senior notes payable	—	688.8	—	—	—	688.8
Total liabilities	14.0	929.0	706.2	3,119.1	(37.8)	4,730.5

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,134.0	1,148.0	1,898.9	1,185.4	(4,232.5)	1,133.8
Noncontrolling interests	—	—	—	1,731.3	—	1,731.3
Total equity	1,134.0	1,148.0	1,898.9	2,916.7	(4,232.5)	2,865.1
Total liabilities and equity	$1,148.0	$2,077.0	$2,605.1	$6,035.8	$(4,270.3)	$7,595.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Investment management, property services and research fees	$—	$—	$18.2	$0.9	$—	$19.1
Rental	—	—	24.9	95.0	—	119.9
Hotel	—	—	—	29.1	—	29.1
Sale of real estate	—	—	—	1.9	—	1.9
Loan purchases, loan originations and other	—	—	0.3	1.8	—	2.1
Total revenue	—	—	43.4	128.7	—	172.1
Operating expenses
Commission and marketing	—	—	1.7	0.1	—	1.8
Rental operating	—	—	9.9	21.1	—	31.0
Hotel operating	—	—	—	24.5	—	24.5
Cost of real estate sold	—	—	—	1.4	—	1.4
Compensation and related	17.5	13.9	12.2	2.1	—	45.7
General and administrative	—	3.4	3.8	2.9	—	10.1
Depreciation and amortization	—	0.3	8.5	39.5	—	48.3
Total operating expenses	17.5	17.6	36.1	91.6	—	162.8
Income from unconsolidated subsidiaries	—	2.4	5.5	11.3	—	19.2
Income from consolidated subsidiaries	38.0	63.5	59.3	—	(160.8)	—
Operating income (loss)	20.5	48.3	72.1	48.4	(160.8)	28.5
Non-operating income (expense)
Acquisition-related expenses	—	—	—	(2.0)	—	(2.0)
Interest expense-investment	—	—	(5.4)	(27.1)	—	(32.5)
Interest expense-corporate	—	(12.1)	—	—	—	(12.1)
Gain on sale of real estate	—	—	0.4	38.0	—	38.4
Other income / (expense)	—	1.3	(2.5)	1.9	—	0.7
Income (loss) before benefit from income taxes	20.5	37.5	64.6	59.2	(160.8)	21.0
(Provision for) benefit from income taxes	—	0.5	(1.1)	0.1	—	(0.5)
Net income (loss)	20.5	38.0	63.5	59.3	(160.8)	20.5
Net (income) loss attributable to the noncontrolling interests	—	—	—	(27.4)	—	(27.4)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	20.5	38.0	63.5	31.9	(160.8)	(6.9)
Preferred dividends and accretion of preferred stock issuance costs	(0.5)	—	—	—	—	(0.5)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$20.0	$38.0	$63.5	$31.9	$(160.8)	$(7.4)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Investment management, property services, and research fees	$—	$—	$15.5	$0.9	$—	$16.4
Rental	—	—	11.7	78.7	—	90.4
Hotel	—	—	—	23.4	—	23.4
Sale of real estate	—	—	0.1	2.0	—	2.1
Loan purchases, loan originations and other	—	—	0.4	5.0	—	5.4
Total revenue	—	—	27.7	110.0	—	137.7
Operating expenses
Commission and marketing	—	—	1.0	0.4	—	1.4
Rental operating	—	—	5.0	19.6	—	24.6
Hotel operating	—	—	—	21.6	—	21.6
Cost of real estate sold	—	—	—	1.5	—	1.5
Compensation and related	7.3	6.2	10.0	2.7	—	26.2
General and administrative	—	3.3	3.1	3.1	—	9.5
Depreciation and amortization	—	0.2	5.2	31.2	—	36.6
Total operating expenses	7.3	9.7	24.3	80.1	—	121.4
Income from unconsolidated investments, net of depreciation and amortization	—	0.6	8.9	1.7	—	11.2
Income from consolidated subsidiaries	3.0	12.5	2.9	—	(18.4)	—
Operating income (loss)	(4.3)	3.4	15.2	31.6	(18.4)	27.5
Non-operating income (expense)
Acquisition-related gains	—	—	—	4.2	—	4.2
Acquisition-related expense	—	—	—	(18.1)	—	(18.1)
Interest expense-investment	—	—	(2.7)	(16.7)	—	(19.4)
Interest expense-corporate	—	(12.3)	—	(0.7)	—	(13.0)
Gain (loss) on sale of real estate	—	—	—	5.6	—	5.6
Other income / (expense)	—	1.2	0.1	(0.5)	—	0.8
Income (loss) before benefit from income taxes	(4.3)	(7.7)	12.6	5.4	(18.4)	(12.4)
(Provision for) benefit from income taxes	—	10.6	—	(2.5)	—	8.1
Net income (loss)	(4.3)	2.9	12.6	2.9	(18.4)	(4.3)
Net (income) loss attributable to the noncontrolling interests	—	—	—	2.8	—	2.8
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	(4.3)	2.9	12.6	5.7	(18.4)	(1.5)
Preferred dividends and accretion of preferred stock issuance costs	(2.0)	—	—	—	—	(2.0)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(6.3)	$2.9	$12.6	$5.7	$(18.4)	$(3.5)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$20.5	$38.0	$63.5	$59.3	$(160.8)	$20.5

Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation (loss) gain	22.2	22.2	4.5	18.2	(44.9)	22.2
Unrealized loss on marketable securities	0.1	0.1	—	—	(0.1)	0.1
Unrealized currency derivative contracts gain (loss)	(50.3)	(50.3)	(0.5)	(49.6)	100.4	(50.3)
Total other comprehensive (loss) income for the period	$(28.0)	$(28.0)	$4.0	$(31.4)	$55.4	$(28.0)

Comprehensive (loss) income	$(7.5)	$10.0	$67.5	$27.9	$(105.4)	$(7.5)
Comprehensive loss attributable to noncontrolling interests	—	—	—	1.5	—	1.5
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(7.5)	$10.0	$67.5	$29.4	$(105.4)	$(6.0)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income (loss)	$(4.3)	$2.9	$12.6	$2.9	$(18.4)	$(4.3)

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation (loss) gains	(104.9)	(104.9)	(42.0)	(20.9)	167.8	(104.9)
Amounts reclassified out of AOCI during the period	(0.3)	(0.3)	(0.3)	—	0.6	(0.3)
Unrealized currency derivative contracts (loss) gain	18.4	18.4	26.3	(7.9)	(36.8)	18.4
Total other comprehensive income for the period	$(86.8)	$(86.8)	$(16.0)	$(28.8)	$131.6	$(86.8)

Comprehensive (loss) income	$(91.1)	$(83.9)	$(3.4)	$(25.9)	$113.2	$(91.1)
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	69.3	—	69.3
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(91.1)	$(83.9)	$(3.4)	$43.4	$113.2	$(21.8)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities	$(0.2)	$(88.5)	$63.7	$16.1	$(8.9)
Cash flows from investing activities:
Additions to loans	—	—	(4.8)	—	(4.8)
Collections of loans	—	—	—	130.2	130.2
Net proceeds from sale of real estate	—	—	3.4	104.6	108.0
Purchases of and additions to real estate	—	—	(6.8)	(95.4)	(102.2)
Additions to nonrefundable escrow deposits	—	—	—	(1.7)	(1.7)
Proceeds from settlement of foreign derivative contracts	—	22.6	—	—	22.6
Purchases of foreign derivative contracts	—	(3.4)	—	—	(3.4)
Investment in marketable securities	—	—	(0.9)	—	(0.9)
Distributions from unconsolidated investments	—	—	6.5	17.3	23.8
Contributions to unconsolidated investments	—	(1.0)	(15.5)	(6.7)	(23.2)
(Investments in) distributions from consolidated subsidiaries, net	27.6	—	(52.9)	25.3	—
Net cash provided by investing activities	27.6	18.2	(71.0)	173.6	148.4
Cash flows from financing activities:
Borrowings under line of credit	—	50.0	—	—	50.0
Borrowings under investment debt	—	—	—	126.2	126.2
Repayment of investment debt	—	—	(4.3)	(36.8)	(41.1)
Debt issue costs	—	—	—	(2.2)	(2.2)
Repurchase and retirement of common stock	(13.1)	—	—	—	(13.1)
Dividends paid	(14.3)	—	—	—	(14.3)
Acquisition of KWE shares from noncontrolling interest holders	—	—	—	(41.3)	(41.3)
Contributions from noncontrolling interests, excluding KWE	—	—	—	5.5	5.5
Distributions to noncontrolling interests	—	—	—	(43.7)	(43.7)
Net cash (used in) provided by financing activities	(27.4)	50.0	(4.3)	7.7	26.0
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	1.0	1.0
Net change in cash and cash equivalents	—	(20.3)	(11.6)	198.4	166.5
Cash and cash equivalents, beginning of period	—	80.2	37.0	614.4	731.6
Cash and cash equivalents, end of period	$—	$59.9	$25.4	$812.8	$898.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash provided (used in) by operating activities	$5.1	$72.4	$50.0	$(144.1)	$(16.6)
Cash flows from investing activities:
Additions to loans	—	—	—	(87.5)	(87.5)
Net proceeds from sale of real estate	—	—	—	34.4	34.4
Purchases of and additions to real estate	—	—	(6.9)	(750.2)	(757.1)
Additions to nonrefundable escrow deposits	—	—	(7.5)	—	(7.5)
Proceeds from settlement of foreign derivative contracts	—	17.9	—	12.2	30.1
Purchases of foreign derivative contracts	—	(3.6)	—	—	(3.6)
Proceeds from sale of marketable securities	—	—	6.2	—	6.2
Distributions from unconsolidated investments	—	—	4.4	3.6	8.0
Contributions to unconsolidated investments	—	(1.5)	(12.2)	(1.5)	(15.2)
(Investments in) distributions from consolidated subsidiaries, net	(178.4)	24.4	(29.2)	183.2	—
Net cash (used in) provided by investing activities	(178.4)	37.2	(45.2)	(605.8)	(792.2)
Cash flows from financing activities:
Borrowings under line of credit	—	25.0	—	—	25.0
Repayment of lines of credit	—	(150.0)	—	—	(150.0)
Borrowings under investment debt	—	—	—	843.6	843.6
Repayment of investment debt	—	—	(1.1)	(245.5)	(246.6)
Debt issue costs	—	(0.6)	—	(8.6)	(9.2)
Issuance of common stock	187.1	—	—	—	187.1
Repurchase and retirement of common stock	(3.1)	—	—	—	(3.1)
Dividends paid	(10.7)	—	—	—	(10.7)
Acquisition of KWE shares from noncontrolling interest holders	—	—	—	(22.5)	(22.5)
Contributions from noncontrolling interests, excluding KWE	—	—	—	4.1	4.1
Distributions to noncontrolling interests	—	—	—	(47.9)	(47.9)
Net cash provided by (used in) financing activities	173.3	(125.6)	(1.1)	523.2	569.8
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(28.8)	(28.8)
Net change in cash and cash equivalents	—	(16.0)	3.7	(255.5)	(267.8)
Cash and cash equivalents, beginning of period	—	38.2	21.0	878.5	937.7
Cash and cash equivalents, end of period	$—	$22.2	$24.7	$623.0	$669.9

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 16—SUBSEQUENT EVENTS

In April 2016, KWE issued €150 million (approximately $170 million) of 3.25% senior unsecured bonds due 2025 under its Euro Medium Term Note Program. The bonds were issued at a yield of 3.039% and will mature on November 12, 2025.

The Company evaluated subsequent events through the date these financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations contains forward-looking statements within the meaning of the federal securities laws. See the discussion under the heading “Forward-looking Statements” elsewhere in this report. Unless specifically noted otherwise, as used throughout this Management’s Discussion and Analysis section, “we,” “our,” "us," "the Company" or “Kennedy Wilson” refers to Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries. “KWE” refers to Kennedy Wilson Europe Real Estate plc, a London Stock Exchange listed company that we externally manage through a wholly-owned subsidiary. “KW Group” refers to the Company and its subsidiaries that are consolidated in its financial statements under U.S. GAAP (including KWE). “Equity partners” refers to third-party equity providers and non-wholly-owned subsidiaries that we consolidate in our financial statements under U.S. GAAP, including KWE. Please refer to “Non-GAAP Measures and Certain Definitions” for definitions of certain terms used throughout this Management’s Discussion and Analysis Section.
Overview
Kennedy Wilson is a global real estate investment company.  We own, operate, and invest in real estate both on our own and through our investment management platform.  We focus on multifamily and commercial properties located in the Western United States, United Kingdom, Ireland, Spain, Italy and Japan. To complement our investment business, we also provide real estate services primarily to financial services clients.
Our value is primarily derived from our ownership in income producing real estate assets. We have an ownership interest in approximately 62 million square feet of property globally, including 25,023 multifamily rental units and 18.6 million square feet of commercial property. In addition to our core income producing real estate, we engage in redevelopment and value add initiatives through which we enhance cash flows or reposition asset to increase sale value. Additionally, our investment management and property services businesses manages over $18 billion of AUM, the majority of which we have an ownership interest in and the balance we manage for third parties.
We have 486 employees in 25 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain, Italy and Japan and manage and work with over 5,000 operating associates.

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
Business Segments
Our operations are defined by two core business units: KW Investments and KW Investment Management and Real Estate Services (IMRES).

•	KW Investments invests our capital in real estate-related assets.

•
IMRES encompasses our fee generating businesses which includes both our investment management platform as well as our third party services business. These businesses offer a comprehensive line of real estate services for the full lifecycle of real estate ownership to clients that include shareholders of KWE, financial institutions, institutional investors, insurance companies, developers, builders and government agencies. IMRES has five main lines of business: investment management, property services, research, brokerage, and auction and conventional sales.

Our segments have a symbiotic relationship and work closely together. IMRES plays a critical role in supporting our investment strategy by providing local market intelligence and real-time data for evaluating investments, generating proprietary transaction flow and creating value through efficient implementation of asset management or repositioning strategies. KW Investments provides clients the ability to utilize the capabilities of IMRES.

KW Investments
We invest our capital in real estate assets and loans secured by real estate either on our own or through our investment management platform. When we have partners, we are typically the general partner in the arrangement with a promoted interest in the profits of our investments beyond our ownership percentage. We have an average ownership interest across all investments of approximately 38%. Our equity partners include publicly traded companies, financial institutions, foundations, endowments, high net worth individuals and other institutional investors.

The following are product types we invest in through the KW Investments segment:
Multifamily
We pursue multifamily acquisition opportunities where we believe we can unlock value through a myriad of strategies, including institutional management, asset rehabilitation, repositioning and creative recapitalization. We focus primarily on apartments in supply-constrained, infill markets. Through our Vintage Housing Holdings ("VHH") partnership, we also utilize low-income housing tax credit structures for income-and-age restricted properties.
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
Hotel
We acquire hotels in certain opportunistic situations in which we were able to purchase at a discount to replacement value or can implement our value-add investment approach.
Residential and Other
In certain cases, we may pursue for-sale housing acquisition opportunities, including land for entitlements, finished lots, urban infill housing sites and partially finished and finished housing projects. On certain income-producing acquisitions, there are adjacent land parcels to which we assign little or no basis and for which we may pursue entitlement activities or, in some cases, development or re-development opportunities. This group also includes our investment in marketable securities. Included in Western U.S. residential are three residential investments and two loan investments in Hawaii. Our investment account balance for these Hawaiian investments is $144.6 million.
Investment Account
Our investment account represents our carrying value of equity before depreciation and amortization. In 2016, together with our equity partners, we acquired $221.8 million of real estate and loans secured by real estate at purchase price. These acquisitions were comprised of the following: 74% multifamily, 24% commercial and 2% loans secured by real estate.
At March 31, 2016, we and our equity partners held a real estate and real estate related investment portfolio with assets at a carrying value of approximately $11.0 billion, with approximately 59% leverage-to-depreciated carrying value. We have an average ownership interest across all of our investments of approximately 38% as of March 31, 2016.

Our investment account increased during the first quarter primarily due to fair value increases recognized on certain investments accounted for under fair value, mainly our investment in VHH. Noncontrolling interest decreased during the year due to $78.1 million in net distributions primarily relating to our increased ownership in KWE, distributions relating to property sales and investing distributions from debt refinancings. Foreign currency translation and hedge losses also decreased noncontrolling interests by $28.9 million. These decreases were primarily offset by income earned on investments that had noncontrolling interests.
The following table describes our investment account (Kennedy Wilson's equity in real estate and loans secured by real estate), which includes the following financial statement captions and is derived from the consolidated balance sheets, as of March 31, 2016 and December 31, 2015:

(Dollars in millions)	March 31, 2016	December 31, 2015
Real estate and acquired in-place lease values, gross of accumulated depreciation and amortization of $285.1 and $248.5, respectively	$6,111.2	$6,046.0
Loan purchases and originations	165.1	299.7
Investment debt	(3,729.4)	(3,627.5)
Cash held by consolidated investments	717.2	549.0
Unconsolidated investments(1), gross of accumulated depreciation and amortization of $60.0 and $55.8, respectively	502.6	487.8
Net hedge asset (liability)	(42.6)	15.2
Other(2)	13.2	19.9
Consolidated investment account	3,737.3	3,790.1
Less:
Noncontrolling interests on investments, gross of depreciation and amortization of $133.2 and $116.5, respectively	(1,784.9)	(1,847.8)
Investment account	$1,952.4	$1,942.3

(1) Excludes $14.1 million and $12.9 million related to our investment in a servicing platform in Spain, as of March 31, 2016 and December 31, 2015, respectively.
(2) Includes our marketable securities, which are part of other assets, as well as net other assets of consolidated investments.
The following table breaks down our investment account information derived from the consolidated balance sheet, by investment type and geographic location as of March 31, 2016:

(Dollars in millions)	Multifamily	Commercial	Loans Secured by Real Estate	Residential and Other	Hotel	Total
Western U.S.	$518.7	$290.2	$70.8	$282.2	$29.8	$1,191.7
Japan	6.4	4.4	—	0.4	—	11.2
United Kingdom	11.2	66.3	0.6	1.8	—	79.9
Ireland	42.4	32.4	—	35.2	74.5	184.5
Net hedge liabilities						(3.9)
KW share of cash held by consolidated investments						54.5
Total excluding KWE	$578.7	$393.3	$71.4	$319.6	$104.3	$1,517.9
KWE:
United Kingdom	$12.4	$245.1	$15.9	$10.5	$10.1	$294.0
Ireland	11.9	78.6	5.8	11.5	7.8	115.6
Italy	—	47.2	—	—	—	47.2
Spain	—	17.4	—	15.1	—	32.5
Other(2)						(54.8)
Total KWE	$24.3	$388.3	$21.7	$37.1	$17.9	$434.5
Grand Total	$603.0	$781.6	$93.1	$356.7	$122.2	$1,952.4
(1) Includes $132.4 million of KW's share of cash, $(179.2) million of KW's share of unsecured debt, and $(8.0) million of KW's share of hedges.

The following table breaks down our investment account information derived from the consolidated balance sheet, by investment type and geographic location as of December 31, 2015:

(Dollars in millions)	Multifamily	Commercial	Loans Secured by Real Estate	Residential and Other	Hotel	Total
Western U.S.	$515.4	$270.6	$66.4	$269.9	$34.7	$1,157.0
Japan	5.8	4.2	—	0.3	—	10.3
United Kingdom	11.2	83.8	0.6	1.8	—	97.4
Ireland	41.0	32.3	—	31.8	72.4	177.5
Net hedge assets						15.9
KW share of cash held by consolidated investments						52.3
Total excluding KWE	$573.4	$390.9	$67.0	$303.8	$107.1	$1,510.4
KWE:
United Kingdom	$12.3	$245.0	$43.6	$10.4	$9.6	$320.9
Ireland	10.9	65.3	5.4	9.3	6.8	97.7
Italy	—	43.6	—	—	—	43.6
Spain	—	36.4	—	9.6	—	46.0
Other(1)						(76.3)
Total KWE	$23.2	$390.3	$49.0	$29.3	$16.4	$431.9
Grand Total	$596.6	$781.2	$116.0	$333.1	$123.5	$1,942.3
(1) Includes $96.0 million of KW's share of cash, $(172.2) million of KW's share of unsecured debt, and $(0.1) million of KW's share of hedges.

KW Investment Management and Real Estate Services (IMRES)
IMRES includes our investment management business as well as our complimentary third party real estate services business.
Investment Management
Our investment management platform utilizes a number of different investment vehicles for which we provide acquisition, asset management and financing, and other investment-related services, and typically includes a co-investment from us. We usually provide investment management services on our consolidated investment portfolio as well as investments with strategic partners many of whom have separate account agreements with us. Through our fund management business we have seven closed end funds that we seeks to generate attractive, risk adjusted returns.
KWE
In 2014 we launched KWE a closed end fund on the London Stock Exchange that specializes in investing in real estate and real estate related assets in Europe. We are the largest shareholder of KWE and also externally manage it through one of our wholly-owned subsidiaries whom we refer to as KWE Manager pursuant to an investment management agreement whereby we are entitled to receive certain management and performance fees.
Commingled funds
We have seven closed end funds that we manage and receive investment management fees. Most recently, we completed fund-raising for our fifth value-add fund, Kennedy Wilson Fund V, a $500 million private fund targeting the Western U.S. We are the largest investor in the fund with a 12% interest. Fund V has a current portfolio of 11 investments with an aggregate purchase price of $506 million, with $315 million of undrawn commitments.
Separate accounts
We have a few equity partners that have separate account agreements with us. As part of the agreement we act as the general partner and receive investment management fees including potential performance fees.
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
Research
Meyers Research LLC (“Meyers”), a Kennedy Wilson company, is a premier real estate consulting practice and provider of data and analytics for the residential real estate development and new home construction industry. Meyers’

offers a national perspective as well as local expertise to homebuilders, multifamily developers, lenders and financial institutions. These relationships have led to investment opportunities with homebuilders in the Western U.S. region. We believe Zonda™, a Meyers innovation, is the housing industry's most comprehensive solution for smart business analysis, real-time market data reporting and economic and housing data in one place and on-the-go.
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
Kennedy Wilson Europe Real Estate Plc (LSE: KWE)
KWE closed its initial public offering in February 2014 and a follow-on offering in October 2014, raising an aggregate of approximately $2.2 billion in gross proceeds.  KWE, whose ordinary shares are listed on the London Stock Exchange’s main market and who is a member of the FTSE 250 Index, acquires real estate and real estate-related assets in Europe. As of March 31, 2016, KWE has 287 real estate assets with approximately 11.5 million square feet and totaling $4.0 billion in portfolio value (primarily located in the U.K. and Ireland), which KWE currently expects to produce over $219 million of annualized net operating income (net rental income for property portfolios, EBITDA for hotels and interest income for loan portfolios). As of March 31, 2016, Kennedy Wilson owns approximately 27.6 million ordinary shares of KWE (with a cost basis of $457.4 million) or approximately 20.3% of the total issued share capital of KWE.
KWE is externally managed by one of our wholly-owned subsidiaries, KWE Manager pursuant to an investment management agreement whereby are entitled to receive certain management and performance fees.  KWE Manager is entitled to an annual management fee (payable quarterly in arrears) equal to 1% of KWE’s adjusted net asset value (reported by KWE to be $2.3 billion at March 31, 2016) and certain performance fees.  The management fee payable to KWE Manager is paid half in cash and half in shares of KWE.  During the three months ended March 31, 2016, KWH earned $5.8 million in management fees from KWE.
We are also entitled to receive an annual performance fee equal to 20% of the lesser of (i) the excess of the shareholder return for the relevant year (defined as the change in KWE’s adjusted net asset value per ordinary share plus dividends paid) over a 10% annual return hurdle, and (ii) the excess of year-end adjusted net asset value per ordinary share over a “high water mark.” The performance fee is payable in shares of KWE that vest equally over a three-year period. The Company has not accrued an annual performance fee for the three months ended March 31, 2016. During the first quarter, $41.2 million of performance fees relating to 2015 were paid to Kennedy Wilson in shares of KWE.
The compensation committee of our board of directors approved and reserved up to thirty percent (30%) of any performance fees earned by us to be allocated to certain employees. As of March 31, 2016, awards representing approximately twenty-five percent (25%) of the performance fees have been allocated to certain employees through individual award letters. The award letters provide that the employee’s right to receive the RSUs is subject the employee’s continued employment with us through the applicable grant date, and that upon a termination of the employee’s employment for any reason, the employee will have no right to receive further RSU awards. The award letter, and the employee’s right to receive future RSU awards, may be amended or terminated at any time by us in our discretion without the employee’s consent or approval, and we may, in our discretion, reduce or otherwise modify the employee’s award percentage (including a reduction to 0%) at any time. We granted 30% of the performance fees that we received during the three months ended March 31, 2016 as equity-based compensation to certain of our employees in the form of restricted stock units that vest over a three-year period.  Until and unless the restricted stock units vest, we will continue to own the underlying KWE shares.  As mentioned above, we have agreed, pursuant to individual award letters, to allocate 25% of any future performance fees similarly to such employees, subject to certain conditions.
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

The following condensed financial statements show KWE's financial position and results of operations in the context of our consolidated financial statements as a whole:

	As of March 31, 2016 (unaudited)
(Dollars in millions)	KWE	Non-KWE (1)(4)	Elimination	Total KWH
Cash(2)	$645.4	$252.7	$—	$898.1
Accounts receivable	16.6	51.7	—	68.3
Loan purchases and originations	106.1	59.0	—	165.1
Real estate and acquired in place lease values, net of accumulated depreciation and amortization(3)	3,307.1	2,519.0	—	5,826.1
Investment in marketable securities	—	408.3	(408.3)	—
Unconsolidated investments	—	456.7	—	456.7
Other assets	201.0	43.1	—	244.1
Total assets	$4,276.2	$3,790.5	$(408.3)	$7,658.4

Accounts payable	$8.7	$7.2	$—	$15.9
Accrued expenses and other liabilities	235.9	172.1	—	408.0
Investment debt	2,159.0	1,570.4	—	3,729.4
Senior notes payable	—	689.2	—	689.2
Line of Credit	—	50.0	—	50.0
Total liabilities	2,403.6	2,488.9	—	4,892.5

Kennedy-Wilson Holdings Inc. shareholders' equity	434.3	1,161.0	(434.3)	1,161.0
Accumulated other comprehensive income	(26.0)	(46.8)	26.0	(46.8)
Noncontrolling interests	1,464.3	187.4	—	1,651.7
Total equity	1,872.6	1,301.6	(408.3)	2,765.9
Total liabilities and equity	$4,276.2	$3,790.5	$(408.3)	$7,658.4
(1) Consists of investments that are consolidated in our financial statements and investments that are held through joint ventures.
(2) Includes cash and cash equivalents and cash held by consolidated investments
(3) Includes $133.1 million and $152.0 million of accumulated depreciation and amortization for KWE and Non-KWE, respectively.
(4) Includes $855.8 million of total assets and $412.9 million of equity in European investments we made prior to KWE's formation.

	Three Months Ended March 31, 2016
(Dollars in millions)	KWE	Non-KWE	Fee Elimination(1)	Total KWH
Revenue
Rental	$67.0	$52.9	$—	$119.9
Fees	—	24.9	(5.8)	19.1
Hotel	4.7	24.4	—	29.1
Sale of real estate	—	1.9	—	1.9
Dividend income	—	4.6	(4.6)	—
Loan purchases, loan originations and other	1.8	0.3	—	2.1
Total revenue	73.5	109.0	(10.4)	172.1
Operating expenses
Commission and marketing	—	1.8	—	1.8
Rental operating	12.3	18.7	—	31.0
Hotel operating	5.7	18.8	—	24.5
Cost of real estate sold	—	1.4	—	1.4
Compensation and related	0.4	45.3	—	45.7
General and administrative	2.4	7.7	—	10.1
Depreciation and amortization	28.2	20.1	—	48.3
Total operating expenses	49.0	113.8	—	162.8
Income from unconsolidated investments	—	19.2	—	19.2
Operating income	24.5	14.4	(10.4)	28.5
Non-operating income (expense)
Gain on sale of real estate	27.0	11.4	—	38.4
Acquisition-related gains	—	—	—	—
Acquisition-related expenses	(1.8)	(0.2)	—	(2.0)
Interest expense-investment	(18.5)	(14.0)	—	(32.5)
Interest expense-corporate	—	(12.1)	—	(12.1)
Management fee	(5.8)	—	5.8	—
Other income	0.5	0.2	—	0.7
Income (loss) before provision for income taxes	25.9	(0.3)	(4.6)	21.0
Provision for income taxes	0.2	(0.7)	—	(0.5)
Net income (loss)	$26.1	$(1.0)	$(4.6)	$20.5
(1)Only relates to fee elimination associated with our investment in KWE. We have additional fees eliminated associated with other equity partners.
Legacy European Investments
Prior to KWE's formation and for investments that do not meet KWE's investment guidelines, we have directly invested in 17 properties, one loan pools and a servicing platform in Europe that have total assets of $855.8 million included in our consolidated balance sheet and $412.9 million of equity as of March 31, 2016. As of March 31, 2016, our weighted average ownership in these investments was 58%.

Selected Financial Data
In order help the user of the financial statements understand our growth, we have included certain five-year selected financial data. The following tables show selected financial items for the three months ended March 31, 2016 through 2012:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2016	2015	2014	2013	2012
GAAP
Revenues	$172.1	$137.7	$51.5	$22.8	$11.8
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(7.4)	(3.5)	10.5	(3.6)	(3.3)
Basic income (loss) per share of common stock	(0.07)	(0.05)	0.12	(0.06)	(0.07)
Non-GAAP(1)
Adjusted EBITDA	71.8	53.7	69.2	31.9	19.2
Adjusted EBITDA percentage change	34%	(22)%	117%	66%	—%
Adjusted Fees	30.0	27.1	18.2	14.3	10.8
Adjusted Fees percentage change	11%	49%	27%	32%	—%
(1) Please refer to Certain Non-GAAP Measures and Reconciliation in the section for reconciliations of Certain Non-GAAP items to U.S. GAAP
The following tables show selected financial items as of March 31, 2016 and the years ended 2014 through 2012:

	March 31,	Year Ended December 31,
(in millions)	2016	2015	2014	2013	2012
Cash and cash equivalents	$898.1	$731.6	$937.7	$178.2	$120.9
Total assets	7,658.4	7,595.6	6,332.1	1,798.8	1,283.8
Investment debt	3,729.4	3,627.5	2,195.9	401.8	236.5
Unsecured corporate debt	689.2	688.8	827.4	449.0	449.6
Kennedy Wilson equity	1,114.2	1,133.8	901.1	768.3	509.7
Noncontrolling interests	1,651.7	1,731.3	2,142.8	50.6	9.1
Total equity	2,765.9	2,865.1	3,043.9	818.9	518.8
Common shares outstanding	114.0	114.5	96.1	82.6	63.8
The following table shows our investment account by region as of March 31, 2016 and the years ended 2015 through 2012:

	March 31,		Year Ended December 31,
(in millions)	2016	%	2015	%	2014	%	2013	%	2012	%
Western U.S.	$1,191.7	61%	$1,157.0	59%	$898.8	53%	$793.2	67%	$529.7	63%
United Kingdom	374.0	19%	418.3	22%	252.7	15%	135.7	12%	120.4	14%
Ireland	300.1	15%	275.2	14%	295.7	18%	161.8	14%	76.2	9%
Japan	11.1	1%	10.3	1%	84.9	5%	96.3	8%	111.3	13%
Spain	32.5	2%	46.0	2%	—	—%	—	—%	—	—%
Italy	47.2	2%	43.6	2%	—	—%	—	—%	—	—%
Net hedges	(11.8)	(1)%	15.8	1%	—	—%	—	—%	—	—%
KW share of cash held by consolidated investments	186.8	10%	148.3	8%	152.2	9%	—	—%	—	—%
KW share of net cash held by KWE	(179.2)	(9)%	(172.2)	(9)%	—	—%	—	—%	—	—%
Total	$1,952.4	100%	$1,942.3	100%	$1,684.3	100%	$1,187.0	101%	$837.6	99%

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
The table below details the changes our AUM for the three months ended March 31, 2016:

(in millions)	December 31, 2015	Increases	Decreases	March 31, 2016
AUM(1)	$18,050.7	$590.5	$(587.1)	$18,054.1
(1) Includes the total capitalization of KWE based on KWE's period-end share price.
AUM remained flat at $18.1 billion as of March 31, 2016, the changes are due to the appreciation of the assets within the investments business. This is offset by decreases in AUM in the services business and a decrease in the share price of KWE during the period.
Foreign currency and currency derivative instruments
Please refer to item 3. Quantitative and Qualitative Disclosures About Market Risk for our discussion regarding foreign currency and currency derivative instruments.
1Q Highlights

•	Multifamily Same Property Performance: Revenues +9%; NOI +11%

•	Property Operating Income: Kennedy Wilson's share of 1Q Property NOI grew by 18% to $52 million from 1Q-2015.

•
Fund V: The Company completed fundraising for Kennedy Wilson Fund V, a $500 million private value-add fund targeting the Western U.S. Kennedy Wilson is the largest investor in the fund with a 12% interest. Fund V has a current portfolio of 11 investments with an aggregate purchase price of $506 million, with $315 million of undrawn commitments.

•
KWE: Kennedy Wilson's ownership in KWE grew to 20.3% as of March 31, 2016 compared to 16.0% as of March 31, 2015; KWE annualized NOI grew 16% to £153 million ($219 million) as of March 31, 2016 from £131 million ($189 million) as of March 31, 2015.

•
Consolidated Liquidity: Total consolidated liquidity (including KWE) grew to over $1.6 billion at March 31, 2016 from $1.5 billion at December 31, 2015, including approximately $900 million of cash and $750 million of unused lines of credit.

Investments business
For 1Q-2016, the Company's Investments segment reported the following results:

•	Investment Transactions: The Company, together with its equity partners (including KWE), completed investment transactions of $580 million:

($ in millions)	Aggregate Purchase / Sale Price	Cap Rate (1)	KW Ownership
1Q - 2016
Acquisitions(2)	$221.8	5.4%	22.6%
Dispositions(3)	358.0	5.0%	24.0%
Total	$579.8

(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussions of certain terms used on this table.
(2) The three months ended March 31, 2016 includes $40.5 million of acquisitions by KWE.
(3)The three months ended March 31, 2016 includes $221.1.5 million of dispositions by KWE.

Acquisitions:

•
Multifamily: Kennedy Wilson and its equity partners acquired three multifamily properties totaling 810 units in the greater Seattle area for $164 million. The Company has a weighted-average ownership of approximately 17% in these properties. The Company's multifamily portfolio in the Pacific Northwest now totals nearly 10,000 units.

Dispositions:

•
The Company and its equity partners sold investments which generated gross proceeds of $358 million, including $221 million by KWE. Kennedy Wilson had a weighted-average interest of 24.0% in these properties and realized gains from sales of $14.8 million during the quarter.

•	Same Property Results: The three month change in same property multifamily units and commercial real estate are as follows:

	1Q-2016 vs. 1Q-2015
	Same Property Units / Sq. Ft. (mm)	Occupancy	Revenue	NOI
Multifamily	16,503	(0.3)%	8.8%	10.9%
Commercial	5.0 million	1.8%	1.5%	1.1%
Investment Management and Real Estate Services Business
This segment earns fees primarily from its investment management business along with its real estate services activities. For 1Q-2016, the Company's Investment Management and Real Estate Services segment reported the following results:

	1Q
($ amounts in millions)	2016	2015	% Change
Adjusted Fees (1)	$30.0	$27.1	11%
Adjusted EBITDA	12.9	12.8	1%
(1) Adjusted Fees earned from KWE were $5.8 million and $5.4 million for 1Q 2016 and 1Q 2015, respectively.
Share Repurchase
On February 25, 2016, the Company announced a $100 million share repurchase plan authorized by the Company's Board of Directors. During the period from February 25, 2016 to March 31, 2016, the Company repurchased $5 million of common stock. Future purchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of the repurchases depending on market conditions and subject to the Company's discretion.
Subsequent events
In April 2016, KWE issued €150 million (approximately $170 million) of 3.25% senior unsecured bonds due 2025 under its Euro Medium Term Note Program. The bonds were issued at a yield of 3.04% and will mature on November 12, 2025.

Results of Operations
KW Group Consolidated Financial Results: Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

	Three Months Ended March 31, 2016
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$119.9	$—	$—	$119.9
Hotel	29.1	—	—	29.1
Fees	—	19.1	—	19.1
Sale of real estate	1.9	—	—	1.9
Loans and other	2.1	—	—	2.1
Total Revenue	153.0	19.1	—	172.1
Operating expenses	(75.2)	(15.9)	(23.5)	(114.6)
Depreciation expense	(48.3)	—	—	(48.3)
Income from unconsolidated investments, net of depreciation and amortization	18.1	1.2	—	19.3
Operating income (loss)	47.6	4.4	(23.5)	28.5
Non-operating income (expense):
Gain on sale of real estate	38.4	—	—	38.4
Acquisition - related expenses	(2.0)	—	—	(2.0)
Interest expense - interest	(32.5)	—	—	(32.5)
Interest expense - corporate	—	—	(12.1)	(12.1)
Other non-operating expenses	0.7	—	—	0.7
(Benefit from) provision for income taxes	(1.0)	—	0.5	(0.5)
Total non-operating income (loss)	3.6	—	(11.6)	(8.0)
Net income (loss)	51.2	4.4	(35.1)	20.5
Add back (less):
Interest expense-investment	32.5	—	—	32.5
Interest expense-corporate	—	—	12.1	12.1
Kennedy Wilson's share of interest expense included in unconsolidated investments	5.8	0.3	—	6.1
Depreciation and amortization	48.3	—	—	48.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	4.5	0.7	—	5.2
Provision for income taxes	1.0	—	(0.5)	0.5
Fees eliminated in consolidation	(7.5)	7.5	—	—
Consolidated EBITDA (1)	135.8	12.9	(23.5)	125.2
Add back (less):
EBITDA attributable to noncontrolling interests(2)	(70.9)	—	—	(70.9)
Stock based compensation	—	—	17.5	17.5
Adjusted EBITDA(1)	$64.9	$12.9	$(6.0)	$71.8
(1)See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Consolidated EBITDA and Adjusted EBITDA
(2)$43.5 million of depreciation, amortization, taxes and interest for the three months ended March 31, 2016.

	Three Months Ended March 31, 2015
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total

Revenue
Rental	$90.4	$—	$—	$90.4
Hotel	23.4	—	—	23.4
Investment management and real estate services fees	—	16.4	—	16.4
Sale of real estate	2.1	—	—	2.1
Loans and other	5.4	—	—	5.4
Total Revenue	121.3	16.4	—	137.7
Operating expenses	(59.8)	(14.4)	(10.6)	(84.8)
Depreciation expense	(36.6)	—	—	(36.6)
Income from unconsolidated investments, net of depreciation and amortization	9.7	1.5		11.2
Operating income (loss)	34.6	3.5	(10.6)	27.5
Non-operating income (expense):
Gain on sale of real estate	5.6	—	—	5.6
Acquisition - related gains	4.2	—	—	4.2
Acquisition- related expenses	(18.1)	—	—	(18.1)
Interest expense - investments	(19.4)	—	—	(19.4)
Interest expense - corporate	—	—	(13.0)	(13.0)
Other non-operating expenses	0.8	—	—	0.8
Benefit from income taxes	—	—	8.1	8.1
Total non-operating loss	(26.9)	—	(4.9)	(31.8)
Net income (loss)	7.7	3.5	(15.5)	(4.3)
Add back (less):
Interest expense-investment	19.4	—	—	19.4
Interest expense-corporate	—	—	13.0	13.0
Kennedy Wilson's share of interest expense included in unconsolidated investments	6.2	0.2	—	6.4
Depreciation and amortization	36.6	—	—	36.6
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	8.1	0.7	—	8.8
Benefit from income taxes	—	—	(8.1)	(8.1)
Fees eliminated in consolidation	(7.0)	7.0	—	—
Consolidated EBITDA (1)	71.0	11.4	(10.6)	71.8
Add back (less):
EBITDA attributable to noncontrolling interests(2)	(26.8)	1.4	—	(25.4)
Stock based compensation	—	—	7.3	7.3
Adjusted EBITDA(1)	$44.2	$12.8	$(3.3)	$53.7
(1)See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Consolidated EBITDA and Adjusted EBITDA
(2)$28.2 million of depreciation, amortization and interest for the three months ended March 31, 2015.
Adjusted EBITDA was $71.8 million, a 34% increase from $53.7 million for the same period in 2015, which includes gains (net of non-controlling interest) of $10.8 million and $0.6 million for the first quarter of 2016 and 2015, respectively.
For same property multifamily units, total revenues increased 8.8%, net operating income increased 10.9% and occupancy decreased 0.3% to 94.4% from the same period in 2015. For same property commercial real estate, total revenues increased 1.5%, net operating income increased 1.1% and occupancy increased 1.8% to 93.0% from the same period in 2015.

A significant portion of our investments are in foreign currencies. We do not hedge future operations or cashflows so changes in foreign currency rates will have an impact on our results of operations. We have included the table below to illustrate the impact these fluctuations have had on our revenues and Adjusted EBITDA by applying the applicable exchange rates for the prior period. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of risks relating to foreign currency and our hedging strategy and the "Other Comprehensive Income" section below for a discussion of the balance sheet impact of foreign currency movements on our results of operations.

	Three Months Ended March 31, 2016
	Investments	Services	Total
Revenues	(1)%	—%	(1)%
Adjusted EBITDA	(1)%	—%	(1)%

	Three Months Ended March 31, 2015
	Investments	Services	Total
Revenues	(2)%	—%	(2)%
Adjusted EBITDA	(1)%	—%	(1)%
Revenues
Investments Segment Revenues
Rental income was $119.9 million for the three months ended March 31, 2016 as compared to $90.4 million for the same period in 2015. The $29.5 million increase is primarily due to new acquisitions, mainly at KWE, subsequent to the first quarter of 2015.
Hotel income was $29.1 million for the three months ended March 31, 2016 as compared to $23.4 million for the same period in 2015. The $5.7 million increase is primarily due to improved operating performance mainly through increases in average daily rates and occupancy as compared to the prior period. This is primarily related to improved winter conditions at the Ritz Carlton - Lake Tahoe.
    Loan and other income was $2.1 million for the three months ended March 31, 2016 as compared to $5.4 million for the same period in 2015. The decrease in income was mainly due to borrowers repaying their loans in 2015.
Investment Management and Services Segment Revenues
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

•	brokerage services, including innovative marketing programs tailored to client objectives for all types of investment grade and income-producing real estate.

The following table shows Adjusted Fees for the three month periods ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(dollars in millions)	2016	2015
Investment management and real estate services fees	19.1	16.4
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation(1)	7.5	7.0
Kennedy Wilson's share of fees in unconsolidated service businesses	3.4	3.7
Adjusted Fees(2)	$30.0	$27.1
(1) The three months ended March 31, 2016 and 2015 include $5.1 million and $4.9 million, respectively, of fees recognized in net (income) loss attributable to noncontrolling interests relating to the portion of fees paid by noncontrolling interest holders in KWE and equity partner investments.
(2)See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Adjusted Fees.

Investment management and real estate services fees increased to $19.1 million during the three months ended March 31, 2016 as compared to $16.4 million for the same period in 2015. The increase is due to higher base management and advisory fees as discussed below.

Fees earned from investments that were eliminated in consolidation totaled $7.5 million compared to $7.0 million for the same period in 2015. The increase is primarily due to fees earned with respect to Kennedy Wilson's external management of KWE. In accordance with U.S. GAAP, these fees were excluded from total fees of $19.1 million and $16.4 million, respectively.

The table below shows Adjusted Fees from investment management and real estate related services for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(dollars in millions)	2016	2015
Investment management	17.3	15.2
Real estate related services	12.7	11.9
Adjusted Fees(1)	$30.0	$27.1
(1)See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Adjusted Fees.
Investment management
Investment management generated adjusted fees of $17.3 million during the three months ended March 31, 2016 as compared to $15.2 million for the same period in 2015. The increase is due to base management fees earned on Kennedy Wilson Fund V, a $500 million commingled fund that closed during the quarter and performance fees accrued on a commingled fund that has entered the disposition phase of its life cycle. The prior period includes performance fees associated with loan pools that were fully resolved during the quarter.
Real estate related services
Real estate related services had fees of $12.7 million and $11.9 million during the three months ended March 31, 2016 and 2015. The increase in the current period is due to increased adjusted fees earned on construction management projects as the company progresses on some of its development initiatives.
Operating Expenses
Investments Segment Operating Expenses
Operating expenses for the three months ended March 31, 2016 increased to $123.5 million compared to $96.4 million for the same period in 2015. The increase is primarily attributable to the following:
Rental operating expenses increased by $6.4 million, and depreciation and amortization increased by $11.7 million primarily due to new acquisitions mainly at KWE, subsequent to the first quarter of 2015. There was also an increase in discretionary incentive compensation compared to the prior period.
Investment Management and Real Estate Services Segment Operating Expenses

Operating expenses for the three months ended March 31, 2016 were $15.9 million as compared to $14.4 million for the same period in 2015 due to the growth in our investment management and real estate services segment. As a result of the growth there was an increase in compensation and general and administrative expenses in this segment.
Corporate Operating Expenses
Operating expenses for the three months ended March 31, 2016 were approximately $23.5 million as compared to $10.6 million for the same period in 2015. The increase is primarily related to the vesting of 60% of the restricted shares granted to employees during 2012 as well as an increase in the discretionary compensation accrual compared to the same period in the prior year.
Income from Unconsolidated Investments
Investments Segment Income from Unconsolidated Investments
During the three months ended March 31, 2016, income from unconsolidated investments (which includes both joint-venture investments and loan pool participations) was $18.1 million as compared to $9.7 million for the same period in 2015. The increase is mainly due to the strong operating performance and fair value increases in the VHH portfolio. The prior period included a fair value gain on a residential project that began selling condos and a gain related to the sale of two multifamily investments.
Investment Management and Real Estate Services Segment Income from Unconsolidated Investments
During the three months ended March 31, 2016, income from unconsolidated investments was $1.2 million compared to $1.5 million in 2015. The income recognized relates to our approximate 5% interest in a loan servicing platform in Spain with approximately €23.0 billion of assets under management.
Non-operating Items
Gains on sale of real estate was $38.4 million for the three months ended March 31, 2016 compared to $5.6 million during the same period in 2015. The gain recognized during the three months ended March 31, 2016 relates primarily to the sale of a commercial property in the United Kingdom ($11.0 million, including $5.5 million allocated to noncontrolling interests) and the sale of 13 commercial properties by KWE ($27.0, including $22.1 million allocated to noncontrolling interests).
Acquisition-related expenses were $2.0 million for the three months ended March 31, 2016 compared to $18.1 million during the same period in 2015. During the first quarter of 2015 KWE incurred stamp duty expenses related to its increased acquisition activity in the period.
Interest expense associated with corporate debt was $12.1 million for the three months ended March 31, 2016 as compared to $13.0 million for the same period in 2015. During the first quarter of 2015, our line of credit was utilized for a longer period as compared to the first quarter of 2016.
Interest expense associated with investment debt was $32.5 million for the three months ended March 31, 2016 as compared to $19.4 million for the same period in 2015. The increase is due to acquisitions, mainly at KWE, subsequent to the first quarter of 2015.
During the three months ended March 31, 2016, KW Group generated pretax book income of $21.0 million related to its global operations and recorded a tax expense of $0.5 million. The difference between the U.S. federal rate of 35% and the Company's effective rate is primarily attributable to income earned by noncontrolling interests which is generally not subject to corporate taxes.  In addition, during the quarter ended March 31, 2016, our effective tax rate was favorably impacted by capital gains realized from the sale of real estate in the United Kingdom which was not subject to corporate taxes.
We had net income of $27.4 million attributable to noncontrolling interests during the three months ended March 31, 2016 compared to $2.8 million net loss during the three months ended March 31, 2015. The increase during the current period is due to gains on sales of properties.
Preferred dividends and accretion of preferred stock issue costs were $0.5 million for the three months ended March 31, 2016 as compared to $2.0 million for the same period in 2015. The decrease is due to the mandatory conversion of the Series A preferred stock into 8,554,948 common shares during the second quarter of 2015.
Other Comprehensive Income
The two major components that drive the change in other comprehensive income are the change in foreign currency rates and the gains or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the three months ended March 31, 2016 and 2015.

(Dollars in millions)	Three Months Ended March 31,
	2016	2015
Unrealized foreign currency translation gain (loss), net of noncontrolling interests and tax	$7.5	$(31.7)
Amounts reclassified out of accumulated other comprehensive income during the period	—	(0.3)
Unrealized foreign currency derivative contract (loss) gain, net of noncontrolling interests and tax	(6.7)	11.5
Unrealized gain marketable securities, net of noncontrolling interests and tax	0.1	0.1
Other comprehensive income (loss)	$0.9	$(20.4)
The main currencies that we have exposure to are the euro, pound sterling and the yen. The table below represents the change in rates over the three months ended March 31, 2016 and 2015 as compared to the U.S. Dollar:

	Three Months Ended March 31,
	2016	2015
Euro	5.0%	(11.0)%
GBP	(2.0)%	(5.0)%
Yen	6.0%	—%
Other comprehensive income (loss), net of taxes and noncontrolling interests, for the three months ended March 31, 2016 and 2015 was a loss of $0.9 million and $(20.4) million, respectively.  The unrealized foreign currency translation loss, net of taxes and noncontrolling interests, was a loss of $7.5 million and $(31.7) million for the three months ended March 31, 2016 and 2015, respectively. The losses relating to unrealized foreign currency translation decreased during the current period as only the pound sterling weakened against the U.S. Dollar and we had lower exposure to foreign currencies with the sale of our Japanese multifamily portfolio in the second quarter of 2015.
The unrealized foreign currency derivative contract gain (loss), net of taxes and non-controlling interests, during the current quarter was $(6.7) million and $11.5 million for the three months ended March 31, 2016 and 2015, respectively. The gain in the current quarter relates to the increased value of these derivative contracts due to the strengthening of the U.S. dollar against the British pound sterling which was offset by the weakening of the dollar against the euro during the three months ended March 31, 2016. The prior period gains relate to the strengthening of the U.S. Dollar in relation to all the foreign currencies the Company invests in.
Amounts reclassified out of accumulated other comprehensive income are for amounts that are moved out of other comprehensive income and recognized on the statement of operations. Although there is activity for the period the amounts reclassified are inception-to-date, and, accordingly, they are not indicative of current period movements. The reclassification for the current period relates to the resolution of European loan pools during the quarter.
Liquidity and Capital Resources
Our liquidity and capital resources requirements include acquisitions of real estate and real estate related assets, capital expenditures for consolidated real estate and unconsolidated investments and working capital needs. We finance these activities with internally generated funds, borrowings under our revolving lines of credit, sales of equity and debt securities and cash out refinancings to the extent they are available and fit within our overall portfolio leverage strategy. Our investments in real estate are typically financed with equity from our balance sheet, third party equity and mortgage loans secured primarily by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral, subject to limited customary exceptions. In some cases, we guarantee a portion of the loan related to a consolidated property or an unconsolidated investment, usually until some condition, such as completion of construction or leasing or certain net operating income criteria, has been met. We do not expect these guarantees to materially affect liquidity or capital resources. Please refer to the "Off Balance Sheet Arrangements" section for further information. Historically, we have not required significant capital resources to support our IMRES business.
We believe that our existing cash and cash equivalents plus capital generated from our IMRES business, sales of real estate owned, collections from loans and loan pools, as well as availability on our current revolving lines of credit, will provide us with sufficient capital requirements to maintain our current portfolio for at least the next twelve months. As of March 31, 2016, we and our consolidated subsidiaries (including KWE) had approximately $1.6 billion of potential liquidity, which includes approximately $748.6 million of availability under lines of credit and $898.1 million of cash for KWH and KWE, collectively.

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
    Development and redevelopment
Kennedy Wilson has a number of development, redevelopment and entitlement projects that are underway or in the planning stages.  These initiatives may ultimately result in over 3,000 multifamily units, over 500,000 commercial rentable square feet, and over 900 residential units, along with substantial upgrades to certain multifamily and commercial properties and hotels (figures excludes similar projects owned by KWE). If these projects were brought to completion the estimated remaining capital would be approximately $1.7 billion which would be funded through our existing equity, third party equity, project sales and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. As of March 31, 2016, we expect to invest $63.3 million cash commitments to develop to completion or complete the entitlement process on these projects. These figures are budgeted costs and are subject to change. We and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process.  In many cases, we allocated little to no basis to the land that was acquired in conjunction with nearby income producing properties.
Consolidated and unconsolidated investment portfolio
In addition to our development and redevelopment initiatives we regularly implement a value add approach to our consolidated and unconsolidated investments which includes rehabbing properties and adding or updating property amenities.  The capital required to implement these value add initiatives is typically funded with capital calls, refinancing or supplemental financings at the property level.  We are not required to make these investments but they are a key driver in our ability to increase net operating income at our properties post acquisition. We typically invest $5 million to $10 million a year to fund capital expenditures for our consolidated and unconsolidated investment portfolio.

Under our current joint venture strategy (unconsolidated investment), we generally contribute property expertise and a fully funded initial cash contribution, with commitments to provide additional funding. Accordingly, we generally do not have significant capital commitments with unconsolidated entities. As of March 31, 2016, we have unfulfilled capital commitments totaling $42.1 million to our unconsolidated investments.

Foreign subsidiaries
We have subsidiaries in the United Kingdom, Ireland, Luxembourg, Spain and Jersey which manage our European real estate investments.  As of March 31, 2016, our management subsidiaries in Ireland and Jersey have positive, accumulated earnings of $4.3 million.  U.S. domestic taxes have not been provided on amounts earned by our Irish and Jersey management companies since it is our plan to indefinitely reinvest amounts earned by these subsidiaries. If this amount was repatriated to the United States, additional U.S. domestic taxes of $1.5 million would be incurred.

Cash Flows
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions from our unconsolidated investments, revenues from our IMRES business net of operating expenses and other general and administrative costs.  Substantially all cash flows used in operations of $8.9 million and $16.6 million for the three months March 31, 2016 and 2015, respectively, are due to the payment of annual discretionary compensation during the first quarter in both periods and interest expense to fund our investment business. These amounts are offset from lease payments derived from our rental properties and operating distributions from our unconsolidated investments.
Investing
Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in unconsolidated investments, capital expenditures, purchases of loans secured by real estate, as well as return of capital investments from dispositions or refinances on our investments and resolutions in our loan participations and loan pools. Net cash provided by investing activities totaled $148.4 million for the three months ended March 31, 2016. KW Group invested $102.2 million for purchases and additions to real estate (including $72.4 million by KWE). KW Group received $130.2 million from the sale of a portfolio of loans by KWE during the quarter. In addition to this sale, KW Group received $108.0 million from the sale of real estate mainly in Europe (including $61.8 million by KWE).
Net cash used in investing activities totaled $792.2 million for the three months ended March 31, 2015. This was primarily due to $757.1 million of purchases and additions to real estate by KW Group (including $720.6 million by KWE) which mainly included 171 properties across the United Kingdom properties and one retail property in the United States. In addition, KWE invested $87.5 million to fund our equity in a loan portfolio secured by eight hotels across the United Kingdom. The cash used in the aforementioned investing activities was partially offset by receipt of $34.4 million from sales of five commercial properties in the United Kingdom and one condominium unit in the United States by KW Group (including $32.6 million by KWE).
Financing
Our net cash related to financing activities we generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash provided by financing activities totaled $26.0 million for the three months ended March 31, 2016.  KW Group received proceeds of $126.2 million from mortgage loans to finance and refinance consolidated property acquisitions (including $94.6 million by KWE). These were partially offset by repayment of $41.1 million of investment debt, of which $22.2 million were related to repayments by KWE and distributions of $43.7 million to noncontrolling interest holders.
Net cash provided by financing activities totaled $569.8 million for the three months ended March 31, 2015. This was primarily due to net proceeds of $187.1 million received from the issuance of 7.5 million shares of common stock primarily to institutional investors. In addition the KW Group received proceeds of $843.6 million from mortgage loans to finance and refinance consolidated property acquisitions of which $740.3 million related to financing by KWE. These were partially offset by repayment of $246.6 million of investment debt, of which $16.6 million were related to repayments by KWE.
Contractual Obligations and Commercial Commitments
At March 31, 2016, KW Group's contractual cash obligations, including debt and operating leases, included the following:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Borrowings: (1)(4)
Investment debt (2)(4)	$3,766.3	$38.8	$1,265.3	$326.5	$2,135.7
Line of credit	50.0	—	50.0	—	—
Senior notes (3)(4)	705.0	—	—	—	705.0
Total borrowings	4,521.3	38.8	1,315.3	326.5	2,840.7
Operating leases	11.9	2.3	5.3	2.7	1.6
Total contractual cash obligations	$4,533.2	$41.1	$1,320.6	$329.2	$2,842.3

(1) See notes 8-10 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: three months ending March 31, 2016 - $128.9; 1-3 years - $451.0; 4-5 years - $228.5; After 5 years - $347.6. The interest payments on variable rate debt have been calculated using the interest rate in effect at March 31, 2016.
(2) Excludes $5.8 of unamortized debt discount on investment debt.
(3) Excludes $2.4 of net unamortized debt discount on senior notes.
(4) Excludes $44.5 of unamortized loan fees.

At March 31, 2016, our share of contractual cash obligations (excluding amounts that are attributable to noncontrolling interests), including debt and operating leases, included the following:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Borrowings: (1)
Investment debt	$1,816.6	$34.2	$560.0	$208.5	$1,013.9
Line of credit	50.0	—	50.0	—	—
Senior notes (2)	705.0	—	—	—	705.0
Total borrowings	2,571.6	34.2	610.0	208.5	1,718.9
Operating leases	11.9	2.3	5.3	2.7	1.6
Total contractual cash obligations	$2,583.5	$36.5	$615.3	$211.2	$1,720.5

(1) See notes 8-10 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments.
(2) Excludes $2.4 of net unamortized debt discount on senior notes.

Indebtedness and Related Covenants
The following describes KWH's corporate indebtedness and related covenants.
Senior Notes Payable
In March 2014, Kennedy-Wilson, Inc., completed a public offering of $300.0 million aggregate principal amount of 5.875% Senior Notes due 2024 (the “2024 Notes”), for approximately $290.7 million, net of discount and estimated offering expenses. The 2024 Notes were issued pursuant to an indenture dated as of March 25, 2014, by and among Kennedy-Wilson, Inc., as issuer, and Wilmington Trust National Association, as trustee, as supplemented by a supplemental indenture, dated as of March 25, 2014, by and between Kennedy-Wilson, Inc. as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantors, and Wilmington Trust National Association, as trustee (the indenture, as so supplemented, the“2024 Indenture”). The issuer's obligations under the 2024 Notes are fully and unconditionally guaranteed by Kennedy-Wilson Holdings, Inc. and the subsidiary guarantors. At any time prior to April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at the redemption price specified in the 2024 Indenture, plus accrued and unpaid interest, if any, to the redemption date. Prior to April 1, 2017, the issuer may also redeem up to 35% of the 2024 Notes from the proceeds of certain equity offerings. Interest on the 2024 Notes accrues at a rate of 5.875% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2014. The 2024 Notes will mature on April 1, 2024. In November 2014, we completed an additional public offering of $350.0 million aggregate principal amount of 5.875% Senior Notes, due 2024. The Notes have substantially identical terms as the "2024 Notes" mentioned above, and are treated as a single series with the "2024 Notes" under the 2024 Indenture. The additional 2024 Notes were issued and sold at a public offering price of 100.0% of their principal amount, plus accrued interest from, and including, October 1, 2014. The 2024 Notes will mature on April 1, 2024. The amount of the 2024 Notes included in the accompanying consolidated balance sheets was $647.6 million at March 31, 2016.
In November and December 2012, Kennedy-Wilson, Inc. completed a public offering of $55.0 million aggregate principal amount of 7.750% Senior Notes due 2042 (the "2042 Notes"). The 2042 Notes were issued pursuant to an indenture dated as of November 28, 2012, by and among Kennedy-Wilson, Inc., as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantees and Wilmington Trust National Association, as trustee, as amended by various subsequent supplemental indentures. The issuer's obligations under the 2042 Notes are fully and unconditionally guaranteed by Kennedy Wilson and the subsidiary guarantors. At any time prior to December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. Interest on the 2042 Notes accrues at a rate of 7.750% per annum and is payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on March 1, 2013. The 2042 Notes will mature on December 1, 2042. The amount of the 2042 Notes included in the accompanying consolidated balance sheets was $55.0 million at March 31, 2016.

KWE Senior Notes Payable
In June 2015, KWE completed its inaugural bond offering ("KWE Bonds") of approximately $431.8 million (based on
March 31, 2016 rates) (£300 million) in 3.95% fixed-rate senior unsecured bonds due 2022. The KWE Bonds were issued at a discount and have a carrying value of $425.6 million at March 31, 2016. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros.

In addition, during the fourth quarter of 2015, KWE established a £2.0 billion (approximately $2.9 billion based on March 31, 2016 rates) Euro Medium Term Note Programme ("EMTN"). Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. During the fourth quarter of 2015, KWE drew down under its EMTN Programme, with the issuance of senior unsecured notes for an aggregate principal amount of approximately $455.2 million (€400 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $448.0 million have an annual fixed coupon of 3.25%, and mature in 2025. The KWE Notes rank pari passu with the KWE Bonds, and are subject to the same restrictive covenants.

The KWE Bonds and KWE Notes require KWE to maintain (i) consolidated net indebtedness (as defined in the trust deed for the notes) of no more than 60% of the total asset value; (ii) consolidated secured indebtedness (less cash and cash equivalents) of no more than 50% of total asset value; (iii) an interest coverage ratio of at least 1.5 to 1.0, and (iv) unencumbered assets of no less than 125% of the unsecured indebtedness (less cash & cash equivalents). The covenants associated with KWE Bonds and KWE Notes are not an obligation of KWH and these amounts are presented as a component of our investment debt as it is an unsecured obligation relating to an underlying investment of ours.
Borrowings Under Line of Credit
Kennedy Wilson had a $300 million unsecured revolving credit facility ("Pre-Existing KWH Facility") with U.S. Bank and East-West Bank and Bank of Ireland that bears interest at a rate equal to LIBOR plus 2.75% and had a maturity date of October 1, 2016. In December 2015, Kennedy Wilson extinguished the Pre-Existing KWH Facility.

On December 10, 2015, Kennedy-Wilson, Inc. (the “Borrower”), a wholly-owned subsidiary of KWH entered into a $475.0 million unsecured revolving credit facility (the “KW Revolving Facility”) with a syndicate of lenders including JPMorgan Chase Bank, N.A., Deutsche Bank AG New York Branch, U.S. Bank N.A., East West Bank, Fifth Third Bank, The Governor and Company of the Bank of Ireland, Compass Bank and City National Bank and Bank of America, N.A., acting as administrative agent and letter of credit issuer. Loans under the KW Revolving Facility bear interest at a rate equal to LIBOR plus 2.50% or 3.00%, depending on the consolidated leverage ratio as of the applicable measurement date, and have a maturity date of December 10, 2018. Subject to certain conditions precedent and at the Borrower’s option, the maturity date of the KW Revolving Facility may be extended by one year. As of March 31, 2016, there was $50.0 million outstanding under the secured credit facility, and $425.0 million was still available.
KWE Facility
In August 2014, KWE entered into a three-year unsecured floating rate revolving debt facility ("KWE Facility") with Bank of America Merrill Lynch, Deutsche Bank, and J.P. Morgan Chase of approximately $323.9 million (£225 million) with a syndicate of banks. The KWE Facility requires KWE to maintain (i) a maximum consolidated leverage ratio (as defined in the revolving loan agreement) of no more than 60%; (ii) a minimum fixed charge coverage ratio where consolidated EBITDA to consolidated fixed charges is no less than 1.9 to 1.0 for the last four quarters; (iii) unencumbered assets of no less than 125% of the unsecured indebtedness (less cash & cash equivalents); and (iv) a maximum secured recourse indebtedness for consolidated secured recourse debt to not exceed 2.5% of total asset value at any time. As of March 31, 2016, the unsecured credit facility was undrawn, with £225 million still available.
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

The credit agreement that governs the KW Revolving Facility requires us to maintain (i) a maximum consolidated leverage ratio (as defined in the credit agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.60 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $920,660,504.65 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of September 30, 2015 financial statements, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the credit agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the credit agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the credit agreement) and $138,187,197, (vi) a maximum adjusted secured leverage ratio (as defined in the credit agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the credit agreement) of at least $250 million.

As of March 31, 2016, our consolidated leverage ratio was 53.2%, its fixed charge coverage ratio was 3.2 to 1.00, its consolidated tangible net worth was $1,358.4 million, its adjusted secured leverage ratio was 41%, its secured recourse leverage ratio was 1.5%, its recourse leverage ratio was 0.60, and liquidity was $717.1 million. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by KWH and certain of its wholly-owned subsidiaries.
The indentures governing the 2024 Notes and 2042 Notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. As of March 31, 2016, the balance sheet leverage ratio was 0.68 to 1.00.
Off-Balance Sheet Arrangements
We have provided guarantees associated with loans secured by consolidated assets. At March 31, 2016, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $61.8 million. The guarantees expire through 2026, and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
As of March 31, 2016, we have unfulfilled capital commitments totaling $42.1 million to our unconsolidated investments. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
Please refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for discussion of our non-recourse carve-out guarantees arrangements, as there have been no material changes to that disclosure.
Certain Non-GAAP Measures and Reconciliations
The table below is a reconciliation of Non-GAAP measures to their most comparable GAAP measures. For the reconciliation of amounts relating the three months ended March 31, 2016 and 2015 see tables in Results of Operations section of the Management Discussion and Analysis.

	Three Months Ended March 31,
(dollars in millions)	2014	2013	2012
Net income (loss)	$49.9	$(2.6)	$1.5
Non-GAAP Adjustments
Add back:
Interest expense	15.8	11.4	6.2
Kennedy Wilson's share of interest expense in unconsolidated investments	11.0	10.6	7.3
Depreciation and amortization	7.3	3.1	0.9
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	14.8	9.3	3.9
Provision for (benefit from) from income taxes	8.8	(1.7)	(1.5)
Consolidated EBITDA	107.6	30.1	18.3
Add back (less):
Share-based compensation	1.7	1.8	0.9
EBITDA attributable to noncontrolling interests	(40.1)	—	—
Adjusted EBITDA	$69.2	$31.9	$19.2

	Three Months Ended March 31,
(dollars in millions)	2014	2013	2012
Investment management, property services and research fees(1)	$13.2	$13.6	$10.4
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation	1.6	0.7	0.4
Kennedy Wilson's share of fees in unconsolidated service businesses	3.4	—	—
Adjusted Fees	$18.2	$14.3	$10.8
(1) Amounts previously presented as Management and leasing fees and commissions on prior period statement of operations. Amounts above represent total of fees and commissions from prior periods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure relates to changes in interest rates in connection with our short-term borrowings, some of which bear interest at variable rates based on the lender’s base rate, prime rate, EURIBOR, GBP LIBOR, or LIBOR plus an applicable borrowing margin. These borrowings do not give rise to a significant interest rate risk because they have short maturities. However, the amount of income or loss we recognize for unconsolidated joint ventures or consolidated interest expense from property level debt may be impacted by changes in interest rates. Historically, the impact from the changes in rates has not been significant. Our exposure to market risk also consists of foreign currency exchange rate fluctuations related to our international operations.
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of March 31, 2016, 66% of our property level debt is fixed rate, 19% is floating rate with interest caps and 15% is floating rate without interest caps.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of March 31, 2016. The weighted average interest rate for the various assets and liabilities presented are actual as of March 31, 2016. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
	2016	2017	2018	2019	2020	Thereafter	Total	March 31, 2016
(Dollars in millions)
Interest rate sensitive assets
Cash and cash equivalents	$898.1	$—	$—	$—	$—	$—	$898.1	$898.1
Average interest rate	0.13%	—%	—%	—%	—%	—%	0.13%	—
Fixed rate receivables	142.3	6.2	—	4.5	—	—	153.0	153.0
Average interest rate (1)	1.00%	2.16%	—%	5%	—%	—%	—%	—
Variable rate receivables	—	12.1	—	—	—	—	12.1	12.1
Average interest rate	—%	4.09%	—%	—%	—%	—%	4.09%	—
Total	$1,040.4	$18.3	$—	$4.5	$—	$—	$1,063.2	$1,063.2
Weighted average interest rate	0.18%	3.44%	—%	5.00%	—%	—%	0.24%
Interest rate sensitive liabilities
Variable rate borrowings	$11.9	$88.5	$198.2	$739.7	$28.3	$248.1	$1,314.7	$1,321.7
Average interest rate	3.71%	2.44%	3.07%	2.34%	2.38%	2.26%	2.46%	—
Fixed rate borrowings	14.2	92.3	69.6	99.9	234.7	2,695.5	3,206.2	3,232.1
Average interest rate	5.98%	5.25%	4.07%	4.38%	3.73%	4.05%	4.08%	—
Total	$26.1	$180.8	$267.8	$839.6	$263.0	$2,943.6	$4,520.9	$4,553.8
Weighted average interest rate	4.95%	3.87%	3.33%	2.58%	3.59%	3.90%	3.61%

(1) Interest rate sensitive assets' weighted average interest rates are exclusive of non-performing receivables

Currency Risk - Foreign Currencies
The financial statements of KW Group's subsidiaries located outside the United States are measured using the local currency as this is their functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The foreign currencies primarily include the euro and the British pound sterling. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in the consolidated statement of equity as a component of accumulated other comprehensive income.
As discussed throughout this report, we are required under U.S. GAAP to consolidate certain non-wholly owned subsidiaries or investments that we control.  As such, our financial statements reflect currency translation adjustments and related hedging activities on a gross basis. In many instances, these fluctuations are not reflective of the actual foreign currency exposure of the underlying consolidated subsidiary. For example, we are required to translate the activities of KWE into US dollars even though KWE does not invest in US dollar denominated assets.  Therefore, it is important to look at the provided currency translation and currency derivative adjustment information net of noncontrolling interests to get a more accurate understanding of our actual currency exposure.
As our business in Europe continues to grow, primarily due to the growth of KWE, fluctuations in the Euro and GBP foreign exchange rates will have a greater impact on our business. In order to manage the effect of these fluctuations, we typically hedge 50%-100% of foreign currency exchange rate risk associated with our net cost basis in certain non-U.S. operations through the use of currency derivative contracts such as foreign currency forward contracts and options. Our service businesses typically do not require much capital so foreign currency translation and derivative activity primarily relates to the investments segment as that has greater balance sheet exposure to foreign currency fluctuations.
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
As the total amount of assets denominated in foreign currencies has grown due to KW Group's expansion in Europe, we have also increased the amount of corresponding foreign currency derivative contracts. As of March 31, 2016, approximately 47% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes.
The table below shows the Company's investment account and consolidated cash position by currency as well as any hedges on those currencies as of March 31, 2016 and the impact of a 10% fluctuation in rates.

(in millions)	GBP		Euro		Total Non-USD		USD		Total
USD
Investment account(1)(2)	$331.5	17%	$398.6	20%	$730.1	37%	$1,234.1	63%	$1,964.2
Cash	4.4	—%	0.5	—%		—%	175.9	97%	180.8

Local currencies
Investment account	£230.3		€350.2
Cash	£3.1		€0.5

Hedges, net of noncontrolling interests
Notional Amount	£230.2		€273.2

Rate fluctuation impact
10% increase	$6.3		$27.6
10% decrease	$(9.5)		$(28.4)
(1) Includes cash held by consolidated investments net of noncontrolling interests
(2) Excludes hedge fair values, net of noncontrolling interest of $(7.1) million and $(4.7) million on GBP and Euro, respectively.

Item 4.	Controls and Procedures
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
The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. There were no material changes from the risk factors disclosed in Item 1A of our report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
January 1 - January 31, 2016	—	$—	—	$100,000,000
February 1 - February 29, 2016	—	—	—	100,000,000
March 1 - March 31, 2016	240,000	20.74	240,000	95,007,587
Total	240,000	$20.74	240,000	$95,007,587
(1) On February 25, 2016, our board of directors authorized us to repurchase up to $100 million of its common shares, from time to time, subject to market conditions.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description
10.1
Supplemental Indenture No. 4 dated January 22, 2016 among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the related entity names there in, the subsidiary guarantors named therein and Wilmington Trust, National Association

10.2	Supplemental Indenture No. 5 dated February 11, 2016 among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantor named therein and Wilmington Trust, National Association

10.3
Supplemental Indenture No. 12 to the 2042 Notes Indenture dated as of January 22, 2016, among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the related entity party thereto, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee.

10.4
Supplemental Indenture No. 13 to the 2042 Notes Indenture dated as of February 11, 2016, among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantor party thereto and Wilmington Trust, National Association, as trustee.

10.5	Joinder Agreement, dated as of January 22, 2016 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A.

10.6	Joinder Agreement, dated as of February 11, 2016 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNEDY-WILSON HOLDINGS, INC.

Dated:	May 6, 2016	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)