Form 10-Q
period 2016-06-30
Kennedy-Wilson Holdings, Inc.
filed 2016-08-05
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of common stock outstanding as of August 4, 2016 was 112,491,952.

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
Non-GAAP Measures and Certain Definitions
“KWH,” “Kennedy Wilson,” the "Company," "we," "our," or "us" refer to Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries. The consolidated financial statements of the Company include the results of the Company's consolidated subsidiaries (including KWE).
“KWE” refers to Kennedy Wilson Europe Real Estate plc, a London Stock Exchange-listed company that we externally manage through a wholly-owned subsidiary.  In our capacity as external manager of KWE, we are entitled to receive certain (i) management fees equal to 1% of KWE’s adjusted net asset value (EPRA NAV), half of which are paid in cash and the remainder of which is paid are KWE shares; and (ii) performance fees, all of which are paid in KWE shares.  In accordance with U.S. GAAP, the results of KWE are consolidated in our financial statements.  We own an approximately 21.6% equity interest in KWE as of June 30, 2016, and throughout this release and supplemental financial information, we refer to our pro-rata ownership stake (based on our 21.6% equity interest or weighted-average ownership interest during the period, as applicable) in investments made and held directly by KWE and its subsidiaries.
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
"Adjusted EBITDA" represents Consolidated EBITDA, as defined below, adjusted to exclude share-based compensation expense for the Company and EBITDA attributable to noncontrolling interests. Our management uses Adjusted EBITDA to analyze our business because it adjusts Consolidated EBITDA for items that relate to non-cash compensation expense or noncontrolling interests. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations. However, Consolidated EBITDA and Adjusted EBITDA are not recognized measurements under GAAP and when analyzing our operating performance, readers should use Consolidated EBITDA and Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Consolidated EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Consolidated EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for our management’s discretionary use, as they do not remove all non-cash items (such as acquisition-related gains) or consider certain cash requirements such as tax and debt service payments. The amounts shown for Consolidated EBITDA and Adjusted EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.
“Adjusted fees’’ refers to Kennedy Wilson’s gross investment management, property services and research fees adjusted to include fees eliminated in consolidation and Kennedy Wilson’s share of fees in unconsolidated service businesses. Our

i

management uses Adjusted fees to analyze our investment management and real estate services business because the measure removes required eliminations under GAAP for properties in which the Company provides services but also has an ownership interest. These eliminations understate the economic value of the investment management, property services and research fees and makes the Company comparable to other real estate companies that provide investment management and real estate services but do not have an ownership interest in the properties they manage. Our management believes that adjusting GAAP fees to reflect these amounts eliminated in consolidation presents a more holistic measure of the scope of our investment management and real estate services business.
"Adjusted Net Asset Value" is calculated by KWE as net asset value adjusted to include properties and other investment interests at fair value and to exclude certain items not expected to crystallize in a long-term investment property business model such as the fair value of financial derivatives and deferred taxes on property valuation surpluses.
 “Adjusted Net Asset Value’’ is calculated by KWE as net asset value adjusted to include properties and other investment interests at fair value and to exclude certain items not expected to crystallize in a long-term investment property business model such as the fair value of financial derivatives and deferred taxes on property valuation surpluses.
    "Adjusted Net Income” represents Consolidated Adjusted Net Income as defined below, adjusted to exclude net income attributable to noncontrolling interests, before depreciation and amortization.
    "Cap rate” represents the net operating income of an investment for the year preceding its acquisition or disposition, as applicable, divided by the purchase or sale price, as applicable.  Cap rates set forth in this presentation only include data from income-producing properties. We calculate cap rates based on information that is supplied to us during the acquisition diligence process. This information is often not audited or reviewed by independent accountants and may be presented in a manner that is different from similar information included in our financial statements prepared in accordance with GAAP. In addition, cap rates represent historical performance and are not a guarantee of future NOI. Properties for which a cap rate is provided may not continue to perform at that cap rate.
"Consolidated Adjusted Net Income” represents net income before depreciation and amortization, our share of depreciation and amortization included in income from unconsolidated investments and share-based compensation expense.
"Consolidated EBITDA" represents net income before interest expense, our share of interest expense included in income from investments in unconsolidated investments, depreciation and amortization, our share of depreciation and amortization included in income from unconsolidated investments, loss on early extinguishment of corporate debt and income taxes.
"Consolidated investment account" refers to the sum of Kennedy Wilson’s equity in: cash held by consolidated investments, consolidated real estate and acquired in-place leases gross of accumulated depreciation and amortization, net hedge asset or liability, unconsolidated investments, consolidated loans, and net other assets.
    "Equity multiple" is calculated by dividing the amount of total distributions received by KW from an investment (including any gains, return of equity invested by KW and promoted interests) by the amount of total contributions invested by KW in such investment. This metric does not take into account management fees, organizational fees, or other similar expenses, all of which in the aggregate may be substantial and lower the overall return to KW. Equity multiples represent historical performance and are not a guarantee of the future performance of investments.
"Equity partners" refers to non-wholly-owned subsidiaries that we consolidate in our financial statements under U.S. GAAP, including KWE, and third-party equity providers.
"Estimated annualized NOI" is a property-level non-GAAP measure representing the estimated annualized net operating income from each property as of the date shown, inclusive of rent abatements (if applicable).  The calculation excludes depreciation and amortization expense, and does not capture the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures, tenant improvements, and leasing commissions necessary to maintain the operating performance of our properties. Any of the enumerated items above could have a material effect on the performance of our properties. Estimated annualized NOI is not an indicator of the actual annual net operating income that the Company will or expects to realize in any period.  Estimated annualized NOI for properties held by KWE are presented as reported by KWE.  Please also see the definition of "Net operating income" below.
"Investment account” refers to the consolidated investment account presented after noncontrolling interest on invested assets gross of accumulated depreciation and amortization.
"Investment Management and Real Estate Services Assets under Management" ("IMRES AUM") generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans, and investments in joint ventures. Our IMRES AUM is principally intended to reflect the extent of our presence in the real estate market, not the basis for determining our management fees. Our IMRES AUM consists of the total estimated fair value of the real estate properties and other real estate related assets either owned by third parties, wholly owned by us or held by joint ventures and other entities in which our sponsored funds or

ii

investment vehicles and client accounts have invested. Committed (but unfunded) capital from investors in our sponsored funds is not included in our IMRES AUM. The estimated value of development properties is included at estimated completion cost.
"Net operating income" or " NOI” is a non-GAAP measure representing the income produced by a property calculated by deducting operating expenses from operating revenues. Our management uses net operating income to assess and compare the performance of our properties and to estimate their fair value. Net operating income does not include the effects of depreciation or amortization or gains or losses from the sale of properties because the effects of those items do not necessarily represent the actual change in the value of our properties resulting from our value-add initiatives or changing market conditions. Our management believes that net operating income reflects the core revenues and costs of operating our properties and is better suited to evaluate trends in occupancy and lease rates.
"Noncontrolling interests" represents the portion of equity ownership in a consolidated subsidiary not attributable to Kennedy Wilson.
"Pro-Rata" represents Kennedy Wilson's share calculated by using our proportionate economic ownership of each asset in our portfolio, including our 21.6% ownership in KWE as of June 30, 2016.
"Property net operating income" is a non-GAAP measure calculated by deducting rental and hotel operating expenses from rental and hotel revenues.
“Same property” refers to properties in which Kennedy Wilson has an ownership interest during the entire span of both periods being compared.  The same property information presented throughout this report is shown on a cash basis and excludes non-recurring expenses. This analysis excludes properties that are either under development or undergoing lease up as part of our asset management strategy.

iii

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2016	December 31, 2015
(Dollars in millions, except share and per share amounts)
Assets
Cash and cash equivalents	$183.5	$182.6
Cash held by consolidated investments	672.5	549.0
Accounts receivable (including $35.3 and $22.9 of related party)	79.1	54.7
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	5,894.5	5,797.5
Loan purchases and originations (including $41.7 and $40.9 of related party)	151.3	299.7
Unconsolidated investments (including $236.6 and $223.8 at fair value)	453.2	444.9
Other assets	262.2	267.2
Total assets (1)	$7,696.3	$7,595.6

Liabilities and equity
Liabilities
Accounts payable	$17.5	$22.2
Accrued expenses and other liabilities	419.0	392.0
Investment debt	3,906.3	3,627.5
Senior notes payable	689.4	688.8
Line of credit	100.0	—
Total liabilities (1)	5,132.2	4,730.5

Equity
Cumulative preferred stock, $0.0001 par value per share: 1,000,000 shares authorized $1,000 per share liquidation preference; 32,550 shares of Series B preferred stock issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, 112,502,137 and 114,533,581 shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	1,216.6	1,225.7
Accumulated deficit	(88.1)	(44.2)
Accumulated other comprehensive loss	(56.6)	(47.7)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	1,071.9	1,133.8
Noncontrolling interests	1,492.2	1,731.3
Total equity	2,564.1	2,865.1
Total liabilities and equity	$7,696.3	$7,595.6

(1) The  assets and liabilities as of June 30, 2016 include $4,966.4 million (including cash held by consolidated investments of $634.0 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $3,971.3 million) and $2,908.8 million (including investment debt of $2,603.8 million), respectively, from consolidated variable interest entities ("VIEs"). The  assets and liabilities as of December 31, 2015 include $4,973.9 million (including cash held by consolidated investments of $507.8 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $3,955.8 million) and $2,655.1 million (including investment debt of $2,414.0 million), respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except share and per share amounts)	2016	2015	2016	2015
Revenue
Rental	$120.3	$98.3	$240.2	$188.7
Hotel	26.8	23.3	55.9	46.7
Sale of real estate	12.3	—	14.2	2.1
Investment management, property services and research fees (includes $6.5, $9.2, $17.5 and $18.7 of related party fees)	13.5	15.5	32.6	31.9
Loan purchases, loan originations and other	3.6	3.4	5.8	8.8
Total revenue	176.5	140.5	348.7	278.2
Operating expenses
Rental operating	32.8	24.5	63.8	49.1
Hotel operating	23.6	21.8	48.1	43.4
Cost of real estate sold	9.2	—	10.6	1.5
Commission and marketing	1.8	1.8	3.5	3.2
Compensation and related	40.5	44.0	86.2	70.2
General and administrative	11.8	11.8	22.0	21.3
Depreciation and amortization	48.9	38.0	97.3	74.6
Total operating expenses	168.6	141.9	331.5	263.3
Income from unconsolidated investments	8.4	17.0	27.6	28.2
Operating income	16.3	15.6	44.8	43.1
Non-operating income (expense)
Gain on sale of real estate	16.1	34.5	54.5	40.1
Acquisition-related gains	8.6	53.1	8.6	57.3
Acquisition-related expenses	(6.3)	(2.0)	(8.4)	(20.1)
Interest expense-investment	(33.6)	(27.2)	(66.1)	(46.6)
Interest expense-corporate	(12.2)	(10.8)	(24.3)	(23.8)
Other income	5.0	2.8	5.7	3.6
(Loss) income before provision for income taxes	(6.1)	66.0	14.8	53.6
Benefit from (provision for) income taxes	3.9	(36.1)	3.4	(28.0)
Net (loss) income	(2.2)	29.9	18.2	25.6
Net loss (income) attributable to the noncontrolling interests	1.1	1.9	(26.2)	4.7
Preferred dividends and accretion of preferred stock issuance costs	(0.5)	(0.6)	(1.1)	(2.6)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(1.6)	$31.2	$(9.1)	$27.7
Basic (loss) income per share
(Loss) income per basic	$(0.02)	$0.29	$(0.09)	$0.27
Weighted average shares outstanding for basic	109,056,941	103,721,472	109,136,241	97,669,080
Diluted (loss) income per share
(Loss) income per diluted	$(0.02)	$0.27	$(0.09)	$0.27
Weighted average shares outstanding for diluted	109,056,941	111,428,358	109,136,241	103,936,881
Dividends declared per common share	$0.14	$0.12	$0.28	$0.24

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015

Net (loss) income	$(2.2)	$29.9	$18.2	$25.6
Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation (loss) gain	(82.8)	68.7	(60.6)	(36.2)
Unrealized gain on marketable securities	—	—	0.1	0.1
Amounts reclassified out of AOCI during the period	2.7	10.3	2.7	10.0
Unrealized currency derivative contracts (loss) gain	(39.4)	(3.4)	(89.4)	15.0
Total other comprehensive (loss) gain for the period	(119.5)	75.6	(147.2)	(11.1)

Comprehensive (loss) gain	(121.7)	105.5	(129.0)	14.5
Comprehensive (loss) gain attributable to noncontrolling interests(1)	110.6	(58.9)	112.1	10.4
Comprehensive (loss) gain attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(11.1)	$46.6	$(16.9)	$24.9

(1) Comprehensive (loss) income attributable to noncontrolling interest includes allocation of unrealized currency translation losses and currency derivative contracts.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statement of Equity
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
(Dollars in millions, except share amounts)	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2015	32,550	$—	114,533,581	$—	$1,225.7	$(44.2)	$(47.7)	$1,731.3	$2,865.1
Shares forfeited	—	—	(8,000)	—	—	—	—	—	—
Restricted stock grants (RSG)	—	—	32,500	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(634,692)	—	(14.6)	—	—	—	(14.6)
Shares retired due to common stock repurchase program	—	—	(1,421,252)	—	(25.2)	(2.8)	—	—	(28.0)
Stock based compensation	—	—	—	—	32.2	—	—	—	32.2
Other comprehensive income (loss):
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(5.9)	(51.6)	(57.5)
Unrealized foreign currency derivative contract loss, net of tax	—	—	—	—	—	—	(3.1)	(86.7)	(89.8)
Unrealized gains on marketable securities, net of tax	—	—	—	—	—	—	0.1	—	0.1
Preferred stock dividends	—	—	—	—	—	(1.1)	—	—	(1.1)
Common stock dividends	—	—	—	—	—	(32.0)	—	—	(32.0)
Net (loss) income	—	—	—	—	—	(8.0)	—	26.2	18.2
Acquisition of Kennedy Wilson Europe (KWE) shares from noncontrolling interest holders	—	—	—	—	—	—	—	(67.9)	(67.9)
Acquisition of noncontrolling interests from consolidated entity	—	—	—	—	(1.5)	—	—	1.5	—
Contributions from noncontrolling interests, excluding KWE	—	—	—	—	—	—	—	12.9	12.9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(73.5)	(73.5)
Balance at June 30, 2016	32,550	$—	112,502,137	$—	$1,216.6	$(88.1)	$(56.6)	$1,492.2	$2,564.1
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2016	2015
Cash flows from operating activities:
Net income	$18.2	$25.6
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net gain from sale of real estate	(58.1)	(40.8)
Acquisition-related gain	(8.6)	(57.3)
Depreciation and amortization	97.3	74.6
(Benefit from) provision for deferred income taxes	(6.6)	0.9
Amortization of deferred loan costs	5.2	3.2
Amortization of discount and accretion of premium on issuance of the senior notes and investment debt	(0.5)	(9.2)
Unrealized net gains on derivatives	(6.3)	(1.8)
Income from unconsolidated investments and loan purchases and originations	(32.7)	(32.0)
Operating distributions from unconsolidated investments	17.9	33.1
Operating distributions from loan purchases and originations	9.1	4.1
Share-based compensation	32.2	14.1
Change in assets and liabilities:
Accounts receivable	(29.7)	(4.2)
Other assets	(14.3)	0.9
Accounts payable, accrued expenses and other liabilities	(12.6)	26.1
Net cash provided by operating activities	10.5	37.3
Cash flows from investing activities:
Additions to loans	(5.3)	(233.5)
Collections of loans	138.8	4.6
Net proceeds from sale of real estate	183.4	504.0
Purchases of and additions to real estate	(447.5)	(986.7)
Additions to nonrefundable escrow deposits	—	(3.4)
Proceeds from settlement of foreign derivative contracts	25.7	35.8
Purchases of foreign derivative contracts	(3.4)	(5.2)
Investment in marketable securities	(0.7)	—
Proceeds from sale of marketable securities	—	6.2
Distributions from unconsolidated investments	35.2	33.9
Contributions to unconsolidated investments	(45.6)	(128.6)
Net cash used in investing activities	(119.4)	(772.9)
Cash flows from financing activities:
Borrowings under line of credit	100.0	75.0
Repayment of line of credit	—	(200.0)
Borrowings under investment debt	476.5	1,574.4
Repayment of investment debt	(97.5)	(605.0)
Debt issue costs	(3.7)	(13.1)
Issuance of common stock	—	215.0
Repurchase and retirement of common stock	(42.8)	(11.3)
Dividends paid	(31.0)	(23.6)
Acquisition of KWE shares from noncontrolling interest holders	(67.9)	(24.4)
Contributions from noncontrolling interests, excluding KWE	12.9	6.4
Distributions to noncontrolling interests	(73.5)	(183.1)
Net cash provided by financing activities	273.0	810.3
Effect of currency exchange rate changes on cash and cash equivalents	(39.7)	(19.8)
Net change in cash and cash equivalents(1)	124.4	54.9
Cash and cash equivalents, beginning of period	731.6	937.7
Cash and cash equivalents, end of period	$856.0	$992.6

(1) See discussion of non-cash effects in notes to statement of cash flows.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental cash flow information:

	Six Months Ended June 30,
(Dollars in millions)	2016	2015
Cash paid for:
Interest	$80.2	$59.7
Income taxes	7.7	2.7

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
(Dollars in millions)	2016	2015

Accrued capital expenditures	$19.1	$5.0
Dividends declared but not paid on common stock	15.8	13.5

On May 19, 2015, all 100,000 outstanding shares of the Series A Preferred Stock were mandatorily converted into an aggregate of 8,554,948 shares of the Company’s common stock, $0.0001 par value per share, based on a conversion price of approximately $11.69 per share of Common Stock.

During the six months ended June 30, 2016, the Company acquired additional equity interests in a retail property in the Western United States that was previously unconsolidated. During the six months ended June 30, 2015, KWE foreclosed on two notes secured by office buildings located in Dublin, Ireland and the Company acquired additional equity interests in a multifamily and commercial property in the Western United States that were previously unconsolidated. The assets and liabilities of these properties were consolidated in KW Group's financial statements at fair value in accordance with FASB ASC Topic 805 Business Combinations. As the fair value of the KW Group's interests in these properties were in excess of their carrying value of their ownership interest, KW Group recorded acquisition-related gains of $8.6 million and $57.3 million, during the six months ended June 30, 2016 and 2015, respectively. See Note 4 for more detail.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1—BASIS OF PRESENTATION
KW Group's unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") may have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make their presentation not misleading. In our opinion, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2016 and 2015 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2016. For further information, your attention is directed to the footnote disclosures found in our Annual Report on Form 10-K for the year ended December 31, 2015. Throughout this unaudited interim consolidated financial statements “KW Group,” is referenced which is defined as the Company and its subsidiaries that are consolidated in its financial statements under U.S. GAAP (including KWE as defined below).  All significant intercompany balances and transactions have been eliminated in consolidation. "KW," “KWH,” “Kennedy Wilson,” the “Company,” “we,” “our,” or “us” are also referred to which are defined as Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries.
Kennedy Wilson Europe Real Estate Plc (“KWE,” LSE: KWE), a Jersey investment company formed to invest in real estate and real estate-related assets in Europe, closed its initial public offering ("IPO") on the London Stock Exchange during the quarter ended March 31, 2014. KWE is externally managed by a wholly-owned subsidiary of Kennedy Wilson incorporated in Jersey pursuant to an investment management agreement.  Due to the terms provided in the investment management agreement and Kennedy Wilson's equity ownership interest in KWE, pursuant to the guidance set forth in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 810 - Consolidation (“Subtopic 810”), the Company is required to consolidate KWE’s results in its consolidated financial statements. Additionally, the Company invested $145.2 million of cash and contributed $58.3 million of assets acquired by the Company as part of the IPO. KWE completed a follow-on offering during the fourth quarter of 2014 where the Company participated based on its ownership percentage acquiring an additional 4.6 million shares for $75.0 million. Outside of the IPO and follow-on offering, the Company has acquired an additional 8.6 million ordinary shares for $143.0 million and owned approximately 21.6% of KWE’s total issued share capital as of June 30, 2016.
In addition to its investment in KWE, prior to KWE's formation, the Company (along with its equity partners) directly invested in 17 properties and a servicing platform in Europe which had total assets of $820.9 million included in the Company's consolidated balance sheet as of June 30, 2016. Kennedy Wilson's total equity in these investments was $399.8 million and the Company's weighted average ownership in these investments was 58% as of June 30, 2016.
 In addition, throughout these unaudited interim consolidated financial statements, “equity partners” is referred to which is defined as the non-wholly owned subsidiaries that are consolidate in the Company's financial statements under U.S. GAAP, including KWE, and third-party equity providers.
Kennedy Wilson evaluates its relationships with other entities to identify whether they are variable interest entities ("VIEs") as defined in the ASC Subtopic 810-10, as amended by Accounting Standards Update ("ASU") 2015-02, and to assess whether it is the primary beneficiary of such entities. If the determination is made that Kennedy Wilson is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with the ASC Subtopic 810-10.
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
REVENUE RECOGNITION—Performance fees or carried interests are allocated to the general partner, special limited partner or asset manager of our real estate funds and loan pool participations based on the cumulative performance of the funds and loan pools and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, the Company calculates the performance fee that would be due to the general partner, special limited partner or asset manager's interests for a fund or loan pool, pursuant to the fund agreement or participation agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to us to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. A majority of the performance fees are recognized in investment management revenue in our consolidated statements of operations. Total performance fees recognized from inception through June 30, 2016 that may be reversed in future periods if there is negative fund performance totaled $25.5 million. Performance fees recognized during the six months ended June 30, 2016 and June 30, 2015 were $9.1 million and $4.0 million, respectively, and the amounts that have not been received are included in accounts receivable - related parties in the accompanying consolidated balance sheet.
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
The largest component of noncontrolling interest relates to the Company's investment in KWE, which had a corresponding noncontrolling interest balance of $1.3 billion as of June 30, 2016.
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
At June 30, 2016, approximately 37% of the Company's investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies. Fluctuations in foreign exchanges rates may have a significant impact on the results of our operations. In order to manage the effect of these fluctuations, the Company enters into hedging transactions, in the form of currency derivative contracts, that are designed to reduce its book equity exposure to foreign currencies. See note 6 for a complete discussion on currency derivative contracts.
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
Fluctuations in foreign exchanges rates may have a significant impact on the results of our operations. In order to manage the effect of these fluctuations, the Company generally hedges its book equity exposure to changes in foreign currency rates through currency derivative contracts. The Company typically hedges 50%-100% of book equity exposure against these foreign currencies.
INCOME TAXES—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
RECENT ACCOUNTING PRONOUNCEMENTS—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. The model will identify the contract, identify any separate performance obligations in the contract, determine the transaction price, allocate the transaction price and recognize revenue when the performance obligation is satisfied. The new standard will replace most existing revenue recognition in GAAP when it becomes effective for the Company on January 1, 2018. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 was adopted by the KW Group on January 1, 2016.  The new standard makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. The adoption of ASU 2015-02 did not result in any changes to our conclusions regarding the consolidation of investments under the new standard. The Company identified several entities, already consolidated under the previous standard but not considered VIEs, which under the new standard, are considered VIEs and will continue to be consolidated. KWE was determined to be a VIE under the new standard as were eight other less significant consolidated investments, all with the same partner and sharing similar legal structures.  However because our analysis concludes that the Company is the primary beneficiary of those entities, they continue to be consolidated.
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
The FASB did not issue any other ASUs during the first six months of 2016 that the Company expects to be applicable and have a material impact on the Company's financial position or results of operations.
RECLASSIFICATIONS—Certain balances included in prior year's financial statements have been reclassified to conform to the current year's presentation.
NOTE 3—LOAN PURCHASES AND ORIGINATIONS

KW Group's investment in loan purchases and originations was $151.3 million and $299.7 million at June 30, 2016 and December 31, 2015, respectively.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

KWE sold a tranche of five loans secured by five assets in the United Kingdom, which had a carrying value of $138.5 million, recognizing a gain of $6.9 million during the first quarter of 2016. Additionally, during the first quarter of 2016, KWH originated a loan secured by a beach-front hotel located in Waimea, Hawaii for $4.5 million.
During the second quarter of 2016, a loan held by KWH and secured by a Class A office building in Burbank, CA of approximately $4.9 million was collected in full.
KW Group recognized interest income on loans of $3.6 million and $5.8 million during the three and six months ended June 30, 2016, respectively, and $3.4 million and $8.8 million during the three and six months ended June 30, 2015, respectively.
NOTE 4—REAL ESTATE AND IN-PLACE LEASE VALUE
The following table summarizes KW Group's investment in consolidated real estate properties at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
(Dollars in millions)	2016	2015
Land	$1,469.2	$1,471.5
Buildings	3,986.3	3,905.5
Building improvements	333.9	247.2
In-place lease values	421.5	421.8
	6,210.9	6,046.0
Less accumulated depreciation and amortization	(316.4)	(248.5)
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	$5,894.5	$5,797.5

Real property, including land, buildings, and building improvements, are included in real estate and are generally stated at cost. Buildings and building improvements are depreciated on a straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value and depreciated over their respective weighted-average lease term which was 10.2 years at June 30, 2016.
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
During the six months ended June 30, 2016, KW Group acquired the following consolidated properties:

(Dollars in millions)		Preliminary Purchase Price Allocation at Acquisition(1)
Location	Description	Land	Building	Acquired in place lease values(2)	Investment debt	NCI(3)	KWH Shareholders' Equity
Western U.S.	Two commercial, two multifamily and retail center(5)	$15.6	$70.1	$8.4	$61.0	$2.0	$31.0
United Kingdom	Portfolio of 10 office properties and one commercial property	39.0	79.2	16.6	—	106.2	28.6
Ireland	Two commercial, one multifamily and one development (4)	25.3	84.9	5.8	—	91.6	24.4
Spain	One development project and one supermarket(4)	1.9	17.1	0.3	—	15.4	4.0
		$81.8	$251.3	$31.1	$61.0	$215.2	$88.0
(1) Excludes acquisition expenses and net other assets. The purchase price allocations for properties acquired during the six months ended June 30, 2016 are based on preliminary measurements of fair value that are subject to change. These allocations represent the Company's current best estimates of fair value.
(2) Includes above and below market leases in this table. Above and below market leases are part of other assets and accrued expenses and other liabilities.
(3) Noncontrolling interest amounts associated with acquisition.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(4) This portfolio of properties was directly acquired and is held by KWE. Kennedy Wilson owns approximately 21.6% of the total issued share capital of KWE as of June 30, 2016.
(5) During the six months ended June 30, 2016, a property included within this group was accounted for under the equity method. KW Group purchased the equity partners' interests and consolidated the property resulting in acquisition-related gains of $8.6 million.

Gains on real estate
During the six months ended June 30, 2016, KW Group sold its investment in a commercial property in the United Kingdom and a commercial property in Ireland, which resulted in a gain of $24.5 million before noncontrolling interest ($13.3 million net of noncontrolling interests) and KWE sold 19 commercial properties which resulted in a gain of $29.6 million before noncontrolling interest ($5.4 million net of noncontrolling interests). These gains are presented net as a component of non-operating income (expense) as the properties were treated as businesses at acquisition. Additionally, during the six months ended June 30, 2016, KW Group sold one condo unit and a vacant lot which resulted in $12.3 million of proceeds from sale, net of costs.
Guarantees
Kennedy Wilson has certain guarantees associated with loans secured by consolidated assets. As of June 30, 2016, the maximum potential amount of future payments (undiscounted) Kennedy Wilson could be required to make under the guarantees was approximately $65.5 million which is approximately 1% of investment level debt of Kennedy Wilson and its equity partners. The guarantees expire through 2026, and Kennedy Wilson’s performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds from the property. Based on the Company's evaluation of guarantees under FASB ASC Subtopic 460-10 Estimated Fair Value of Guarantees, the estimated fair value of guarantees made as of June 30, 2016 and December 31, 2015 was immaterial.
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
The pro forma data presented below assumes that the acquisitions during the three and six months ended June 30, 2016 occurred as of January 1, 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except for per share data)	2016	2015	2016	2015
Pro forma revenues	$178.8	$145.4	$355.6	$287.9
Pro forma income from unconsolidated subsidiaries	8.1	17.0	27.3	28.2
Pro forma net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(8.5)	32.5	(14.7)	30.0
Pro forma net (loss) income per share:
Basic	$(0.08)	$0.31	$(0.13)	$0.31
Diluted	$(0.08)	$0.29	$(0.13)	$0.29

NOTE 5—UNCONSOLIDATED INVESTMENTS

KW Group has unconsolidated investments through real estate related joint ventures and loan pool participations. The following table details its investments in joint ventures and loan pool participations as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
(Dollars in millions)	2016	2015
Investments in joint ventures	$453.2	$443.6
Investments in loan pool participations	—	1.3
Total	$453.2	$444.9

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
Joint Venture Holdings
As of June 30, 2016 and December 31, 2015, Kennedy Wilson's investment in joint ventures totaled $453.2 million and $443.6 million, respectively.
The following table details our investments in joint ventures by investment type and geographic location as of June 30, 2016:

(Dollars in millions)	Multifamily	Commercial	Loan	Residential	Other	Total
Western U.S.	$145.4	$52.4	$11.8	$188.1	$16.0	$413.7
Japan	6.9	—	—	—	—	6.9
United Kingdom	—	17.7	—	—	—	17.7
Spain	—	—	—	—	14.9	14.9
Total	$152.3	$70.1	$11.8	$188.1	$30.9	$453.2
The following table details our investments in joint ventures by investment type and geographic location as of December 31, 2015:

(Dollars in millions)	Multifamily	Commercial	Loan	Residential	Other	Total
Western U.S.	$144.8	$51.4	$12.2	$180.1	$13.2	$401.7
Japan	5.8	—	—	—	—	5.8
United Kingdom	—	23.3	—	—	—	23.3
Spain	—	—	—	—	12.8	12.8
Total	$150.6	$74.7	$12.2	$180.1	$26.0	$443.6
Vintage Housing Holdings ("VHH")
During the second quarter of 2015, the Company purchased a 61% noncontrolling interest for $78.7 million in VHH, an existing venture that holds controlling interests in 30 syndicated limited partnerships ("LPs") that own multifamily properties via a traditional low-income tax credit structure in the Western United States. The remaining 39% is held by a non-affiliated entity who is appointed as the manager. Neither party controls VHH, and, accordingly, the Company accounts for its investment under the equity method. As of June 30, 2016 and December 31, 2015, the carrying value in VHH was $83.6 million and $84.3 million, respectively.
The LPs generate cash flow through their controlling interests in entities owning multifamily housing that is predominantly structured with low income housing credits to benefit the LPs. The Company has elected the fair value option on its unconsolidated investment in VHH. During the year, the Company recognized a total of $13.3 million in fair value gains through equity income. The fair values gains were driven by recapitalizations through refinancings, sales to new partnerships, new developments to the portfolio and unrealized developer fees.  Since the investment is accounted for under fair value, operating distributions are recorded as equity income. The Company has recognized $3.1 million in equity income related to operating distributions received during the year.
VHH is KW Group's largest joint venture investment; there were no other investments that represented more than 10% of the investment in joint ventures balance as of June 30, 2016 or December 31, 2015.
Contributions to Joint Ventures
During the six months ended June 30, 2016, Kennedy Wilson did not contribute to any new joint ventures. Kennedy Wilson contributed $45.6 million to existing joint ventures during the six months ended June 30, 2016 to fund our share of development projects and for capital expenditures and working capital needs.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Distributions from Joint Ventures and Investments in Loan Pools
During the six months ended June 30, 2016, Kennedy Wilson received $53.1 million in operating and investing distributions from its joint ventures and loan pools. Operating distributions resulted from operating cash flow generated by the joint venture investments. Investing distributions resulted from the refinancing of property level debt and asset sales.
The following table details cash distributions by investment type and geographic location for the six months ended June 30, 2016:

	Multifamily		Commercial		Loan Pools		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$13.4	$22.5	$4.1	$6.7	$—	$—	$0.3	$5.3	$17.8	$34.5
United Kingdom	—	—	—	—	—	0.7	—	—	—	0.7
Japan	0.1	—	—	—	—	—	—	—	0.1	—
Total	$13.5	$22.5	$4.1	$6.7	$—	$0.7	$0.3	$5.3	$17.9	$35.2
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
Capital Commitments
As of June 30, 2016, Kennedy Wilson had unfulfilled capital commitments totaling $43.2 million to four of its joint ventures. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.

NOTE 6—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of June 30, 2016:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$236.6	$236.6
Marketable securities	5.2	—	—	5.2
Currency derivative contracts	—	(41.5)	—	(41.5)
Total	$5.2	$(41.5)	$236.6	$200.3
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Marketable Securities

Marketable securities include Kennedy Wilson's investment in publicly traded equity securities and fixed income investments. The fixed income portfolio consists mainly of U.S. government and investment grade corporate bonds. The carrying value of marketable securities is a level 1 valuation as the fair value is based off of unadjusted quoted market prices in active markets for identical securities. The amount above excludes Kennedy Wilson's 29.4 million shares in KWE as the investment is eliminated due to the consolidation of KWE's results in KW Group's consolidated financial statements. Kennedy Wilson's investment in KWE had a market value of approximately $374.2 million (cost basis of $483.9 million) based on a per share price of $12.75 at June 30, 2016. As of June 30, 2016, the Company had hedged 97% of the foreign currency rate risk of its net investment in KWE through using currency forward contracts and options, with a notional amount of £295.2 million.

Fair Value and Fair Value Option - Unconsolidated Investments
Kennedy Wilson records its investments in certain funds it manages and sponsors ("the Funds") based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. Kennedy Wilson’s investment balance in the Funds was $39.3 million and $30.6 million at June 30, 2016 and December 31, 2015, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets. As of June 30, 2016, Kennedy Wilson had unfunded capital commitments to the Funds in the amount of $39.4 million.
Kennedy Wilson elected to use the fair value option ("FV Option") for ten unconsolidated investments to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $197.3 million and $193.2 million at June 30, 2016 and December 31, 2015, respectively, which is included in unconsolidated investments in the accompanying balance sheets. Refer to Note 5 for more detail.
In estimating fair value of real estate held by the Funds and the ten FV Option investments, the Company considers significant unobservable inputs such as capitalization and discount rates.
The following table summarizes our investments in unconsolidated investments held at fair value by type:

(Dollars in millions)	June 30, 2016	December 31, 2015
FV Option	$197.3	$193.2
Funds	39.3	30.6
Total	$236.6	$223.8
The following table presents changes in Level 3 investments for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Beginning balance	$234.8	$89.6	$223.8	$85.9
Unrealized and realized gains	9.0	13.0	26.6	18.2
Unrealized and realized losses	—	(0.1)	—	(0.1)
Contributions	4.3	89.3	20.1	91.2
Distributions	(12.0)	(5.2)	(34.9)	(8.3)
Other	0.5	—	1.0	(0.3)
Ending balance	$236.6	$186.6	$236.6	$186.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Unobservable inputs for real estate
The table below describes the range of unobservable inputs for real estate assets:

Estimated Rates Used for
	Capitalization Rates	Discount Rates
Office	5.00% - 9.00%	7.00% - 15.00%
Retail	6.25% - 8.75%	7.50% - 13.00%
Multifamily	5.25% - 7.75%	8.00% - 9.75%
Loan	n/a	20.00%
Land and condominium units	n/a	8.00% - 15.00%
In valuing indebtedness the Company considers significant inputs such as the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used for these types of investments range from 1.00% to 4.52%.
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
Currency derivative contracts
KW Group uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against the effects of a portion of its certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of June 30, 2016, KW Group assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company has determined that our derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
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
The fair value of the currency derivative contracts held as of June 30, 2016 and December 31, 2015 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the balance sheet. See note 11 for a complete discussion on other comprehensive income including currency derivative contracts and foreign currency translations.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The table below details the currency derivative contracts KW Group held as of June 30, 2016 and the activity during the six months ended June 30, 2016:

(Dollars in millions)			June 30, 2016		Six Months Ended June 30, 2016
Currency Hedged	Underlying Currency	Notional	Hedge Asset	Hedge Liability	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Cash Received (Paid)
Outstanding
EUR	USD	€130.0	$0.3	$(0.9)	$(0.1)	$—	$—
EUR(1)	GBP	€360.0	0.3	(59.9)	(63.1)	—	—
EUR(1)(2)	GBP		—	—	(45.5)	—	—
GBP	USD	£302.7	18.7	(0.4)	13.4	1.0	(3.4)
Yen	USD	¥757.0	—	(0.7)	(0.7)	—	—
Total Outstanding			19.3	(61.9)	(96.0)	1.0	(3.4)
Settled
EUR(3)	USD		—	—	(0.7)	0.7	—
GBP(4)	USD		1.1	—	4.9	5.9	25.7
Total Settled			1.1	—	4.2	6.6	25.7
Total			20.4	(61.9)	(91.8)	7.6	22.3
Noncontrolling interests			(0.2)	46.9	86.7	—	—
Total - Kennedy Wilson share			$20.2	$(15.0)	$(5.1)	$7.6	$22.3
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Relates to KWE's Euro Medium Term Note. See discussion in Note 8.
(3) Underlying investment was sold by KW Group. Historical amounts within other comprehensive income were reclassified to the statement of operations at time of sale.
(4) Hedge contract was settled as of June 30, 2016 but Company received the cash subsequent to period end.
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
Debt liabilities are accounted for at face value plus net unamortized debt premiums and any fair value adjustments as part of business combinations. The fair value as of June 30, 2016 and December 31, 2015 for the senior notes payable, investment debt and line of credit were estimated to be approximately $4.8 billion and $4.3 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and our credit risk to the current yield of a similar security, compared to their carrying value of $4.7 billion and $4.4 billion at June 30, 2016 and December 31, 2015, respectively. The inputs used to value our senior notes payable, borrowings under lines of credit and mortgage loans payable are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be level 2 inputs.
NOTE 7—OTHER ASSETS
Other assets consist of the following:

(Dollars in millions)	June 30, 2016	December 31, 2015
Above-market leases, net of accumulated amortization of $24.0 and $19.6 at June 30, 2016 and December 31, 2015, respectively	$92.4	$103.3
Other, net of accumulated amortization of $4.5 and $3.1 at June 30, 2016 and December 31, 2015, respectively	47.2	40.4
Deferred tax asset, net	32.6	22.2
Office furniture and equipment net of accumulated depreciation of $20.9 and $14.0 at June 30, 2016 and December 31, 2015, respectively	26.2	27.9
Goodwill	24.0	23.9
Hedge assets	20.4	30.9
Prepaid expenses	12.2	10.1
Marketable securities(1)	5.2	4.3
Deposits	2.0	4.2
Other Assets	$262.2	$267.2

(1) The amount above excludes Kennedy Wilson's 29.4 million shares in KWE as the investment is eliminated due to the consolidation of KWE's results. Based on the closing price of KWE shares on June 30, 2016, the fair value of Kennedy Wilson's investment in KWE is $374.2 million.

NOTE 8—INVESTMENT DEBT

Investment debt at June 30, 2016 and December 31, 2015 consists of the following:

(Dollars in millions)		Carrying Amount of Investment Debt as of (1)
Investment Debt by Product Type	Region	June 30, 2016	December 31, 2015
Mortgage debt
Multifamily (1)	Western U.S.	$893.7	$835.2
Commercial	Western U.S.	315.1	286.4
Residential, Hotel and Other	Western U.S	39.2	39.4
Commercial	Japan	2.3	2.0
Commercial (1)(2)	Ireland	354.9	380.3
Multifamily (1)(2)	Ireland	190.7	187.1
Residential and Other(1)(2)	Ireland	16.9	7.3
Hotel	Ireland	79.7	78.2
Residential and Other(1)(2)	Spain	3.4	3.4
Commercial (2)	Spain	96.5	—
Commercial (1)(2)	United Kingdom	845.8	976.2
Secured investment debt		2,838.2	2,795.5

Unsecured investment debt (1)(2)	United Kingdom	1,096.8	862.7
Investment debt (excluding loan fees)		$3,935.0	$3,658.2
Unamortized loan fees		(28.7)	(30.7)
Total Investment debt		$3,906.3	$3,627.5

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(1) The investment debt payable balances include unamortized debt premiums. Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan discounts as of June 30, 2016 and December 31, 2015 was $2.7 million and $5.4 million, respectively.
(2) Kennedy Wilson owned approximately 21.6% and 18.2% of the total issued share capital of KWE as of June 30, 2016 and December 31, 2015, respectively. See the table below for a detailed breakout.

(Dollars in millions)		Carrying amount of investment debt as of (1)
Types of Property Pledged as Collateral (KWE)	Region	June 30, 2016	December 31, 2015
Commercial (1)(2)	Ireland	274.1	286.7
Multifamily (1)(2)	Ireland	52.5	51.5
Residential and Other(1)(2)	Spain	3.4	3.4
Commercial (1)(2)	Spain	96.4	—
Commercial (1)(2)	United Kingdom	775.4	897.9
Investment debt		$1,201.8	$1,239.5

Unsecured (1)(2)	United Kingdom	1,096.8	862.7
Investment debt (excluding loan fees)		$2,298.6	$2,102.2
Unamortized loan fees		(17.9)	(19.4)
Total Investment debt		$2,280.7	$2,082.8

(1) The mortgage loan payable balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan discount as of June 30, 2016 and December 31, 2015 was $(9.7) million and $(13.6) million, respectively.
(2) Kennedy Wilson owned approximately 21.6% and 18.2% of the total issued share capital of KWE as of June 30, 2016 and December 31, 2015, respectively.

The investment debt had a weighted average interest rate of 3.15% and 3.19% per annum at June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, 65% of KW Group's investment level debt is fixed rate, 18% is floating rate with interest caps and 17% is floating rate without interest caps, compared to 67% fixed rate, 17% floating rate with interest caps and 16% floating rate without interest caps, as of December 31, 2015.

During the second quarter of 2015, KWE completed its inaugural bond offering of approximately $398.0 million (based on June 30, 2016 rates) (£300 million) in 3.95% fixed-rate senior unsecured bonds due 2022. The bonds were issued at a discount and have a carrying value of $392.5 million at June 30, 2016. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros.

In addition, during the fourth quarter of 2015, KWE established a £2.0 billion (approximately $2.7 billion based on June 30, 2016 rates) Euro Medium Term Note ("EMTN") Programme. Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. During the fourth quarter of 2015 and second quarter of 2016, KWE drew down under its EMTN Programme, with the issuances of senior unsecured notes for an aggregate principal amount of approximately $609.0 million (based on June 30, 2016 rates) (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $604.8 million with an annual fixed coupon of 3.25%, and mature in 2025. As KWE invests proceeds from the KWE Notes to fund equity investments in new euro denominated assets KWE designates the KWE Notes as net investment hedges under FASB ASC Topic 815. Subsequent fluctuations in foreign currency rates that impact the carrying value of the KWE Notes are recorded to accumulated other comprehensive income. During the six months ended June 30, 2016, KW Group recognized a loss of $45.5 million in accumulated other comprehensive income due to the strengthening of the euro against the GBP during the period. The KWE Notes rank pari passu with the KWE Bonds (as defined below), and are subject to the same restrictive covenants.

The trust deed that governs the bonds contains various restrictive covenants for KWE, including, among others, limitations on KWE’s and its material subsidiaries’ ability to provide certain negative pledges. The trust deed limits the ability of KWE and its subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the incurrence of the new indebtedness, (1) KWE’s consolidated net indebtedness (as defined in the trust deed) would exceed 60% of KWE’s total assets

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(as calculated pursuant to the terms of the trust deed); and (2) KWE’s consolidated secured indebtedness (as defined in the trust deed) would exceed 50% of KWE’s total assets (as calculated pursuant to the terms of the trust deed). The trust deed also requires KWE, as of each reporting date, to maintain an interest coverage ratio (as defined in the trust deed) of at least 1.50 to 1.00 and have unencumbered assets of no less than 125% of its unsecured indebtedness (as defined in the trust deed). As of June 30, 2016, KWE was in compliance with these covenants.

In August 2014, KWE entered into a three-year unsecured floating rate revolving debt facility ("KWE Facility") with Bank of America Merrill Lynch, Deutsche Bank, and J.P. Morgan Chase of approximately $298.5 million (£225 million) based on rates as of June 30, 2016. During the six months ended June 30, 2016, one draw was made on the KWE facility. As of June 30, 2016, there was $99.5 million (£75 million) outstanding under the unsecured credit facility, and $199.0 million (£150 million) unsecured credit facility was still available based on rates as of June 30, 2016.

During the six months ended June 30, 2016, one mortgage loan was consolidated, three acquisitions were partially financed with mortgages, two existing mortgages were refinanced, two properties acquired supplemental financing, and two existing investments that closed all equity were subsequently partially financed with mortgages. See note 4 for more detail on the acquisitions and the investment debt associated with them.
The aggregate maturities of investment debt subsequent to June 30, 2016 are as follows:

(Dollars in millions)	Aggregate Maturities
2016	$122.3
2017	191.5
2018	225.3
2019	787.1
2020	241.9
Thereafter	2,369.6
3,937.7
Debt discount	(2.7)
Unamortized loan fees	(28.7)
$3,906.3
NOTE 9—SENIOR NOTES

			June 30, 2016			December 31, 2015
(Dollars in millions)				Unamortized			Unamortized
	Interest Rate	Maturity Date	Face Value	Net Premium/(Discount)	Carrying Value	Face Value	Net Premium/(Discount)	Carrying Value
2042 Notes	7.75%	12/1/2042	$55.0	$—	$55.0	$55.0	$—	$55.0
2024 Notes	5.88%	4/1/2024	650.0	(2.3)	647.7	650.0	(2.4)	647.6
Senior Notes			$705.0	$(2.3)	$702.7	$705.0	$(2.4)	$702.6
Unamortized loan fees					(13.3)			(13.8)
Total Senior Notes					$689.4			$688.8
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

This ratio is measured at the time of incurrence of additional indebtedness. As of June 30, 2016, the maximum balance sheet leverage ratio was 0.75 to 1.00. See Note 15 for the guarantor and non-guarantor financial statements.
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
As of June 30, 2016, the Borrower’s consolidated leverage ratio was 57.8%, its fixed charge coverage ratio was 3.2 to 1.00, its consolidated tangible net worth was $1,238.1 million, its adjusted secured leverage ratio was 42.7%, its secured recourse leverage ratio was 1.6%, its recourse leverage ratio was 0.70, and liquidity was $621.0 million. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by KWH and certain of its wholly-owned subsidiaries.

During the six months ended June 30, 2016, the Borrower drew $100.0 million and repaid $0.0 million on its unsecured credit facility to fund acquisitions. The maximum amount drawn on the unsecured credit facility at any one point during the six months ended June 30, 2016 was $100.0 million. As of June 30, 2016, there was $100.0 million outstanding under the unsecured credit facility, and $375.0 million was still available. As of December 31, 2015, there was $0.0 million outstanding under the unsecured facility, and $475.0 million was still available.

NOTE 11—EQUITY
Common Stock Repurchase Program
On February 25, 2016, Kennedy Wilson announced the authorization of a stock repurchase program for up to $100 million.  Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and subject to the Company's discretion. During the six months ended June 30, 2016, Kennedy Wilson repurchased and retired 1,421,252 shares for $28.0 million under the stock repurchase program.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Dividend Distributions
During the following periods, Kennedy Wilson declared and paid the following cash distributions on its common and preferred stock:

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
(Dollars in millions)	Declared	Paid	Declared	Paid
Preferred Stock
Series A (1)	$—	$—	$1.5	$1.5
Series B	1.1	1.1	1.1	1.1
Total Preferred Stock	1.1	1.1	2.6	2.6
Common Stock	32.0	29.9	25.9	21.0
Total (2)	$33.1	$31.0	$28.5	$23.6

(1) The decrease in Series A dividends during the current year is due to the conversion of the Series A preferred stock into common shares during the second quarter of 2015.
(2) The difference between declared and paid is the amount accrued on the consolidated balance sheets.
Share-based Compensation
During the three months ended June 30, 2016 and 2015, KW Group recognized $14.7 million and $6.8 million of compensation expense related to the vesting of restricted stock grants. During the six months ended June 30, 2016 and 2015, KW Group recognized $32.2 million and $14.1 million of compensation expense related to the vesting of restricted stock grants. The increase for the three and six months ended June 30, 2016 is mainly due to 60% of expense incurred April 2016 to March 2017 due to March 2017 vesting of shares granted during 2012 under the Amended and Restated 2009 Equity Participation Plan as well as shares granted during the fourth quarter of 2015.
Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net of taxes:

	Foreign Currency Translation	Currency Derivative Contracts	Marketable Securities	Total Accumulated Other Comprehensive Income
(Dollars in millions)
Balance at December 31, 2015	$(69.9)	$22.4	$(0.2)	$(47.7)
Unrealized (loss) gains, arising during the period	(65.6)	(91.1)	0.2	(156.5)
Noncontrolling interest	51.6	86.7	—	138.3
Amounts reclassified out of AOCI during the period, gross	5.2	(0.7)	—	4.5
Amounts reclassified out of AOCI during the period, tax	(2.1)	0.3	—	(1.8)
Taxes on unrealized gains (losses), arising during the period	5.0	1.7	(0.1)	6.6
Balance at June 30, 2016	$(75.8)	$19.3	$(0.1)	$(56.6)
The local currencies for our interests in foreign operations include the euro, the British pound sterling, and the Japanese yen. The related amounts on KW Group's balance sheets are translated into U.S. dollars at the exchange rates at the respective financial statement date, while amounts on its statements of operations are translated at the average exchange rates during the respective period. The increase in the unrealized losses on foreign currency translation is a result of the strengthening of the U.S. dollar against the euro, the British pound and the Japanese yen during the six months ended June 30, 2016.
In order to manage currency fluctuations, KW Group entered into currency derivative contracts to manage its exposure to currency fluctuations between its functional currency (U.S. dollar) and the functional currency (Euro, GBP and Yen) of certain of its wholly-owned and consolidated subsidiaries. See note 6 for a more detailed discussion of KW Group's currency derivative contracts.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
Noncontrolling Interests
Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries, and are presented separately on KW Group's balance sheet. As of June 30, 2016 and December 31, 2015 KW Group had noncontrolling interest of $1.5 billion and $1.7 billion, respectively.
Kennedy Wilson currently owns approximately 21.6% of KWE’s total issued share capital as of June 30, 2016. The noncontrolling interest holders in KWE had an equity balance of $1.3 billion as of June 30, 2016.  Due to the terms provided in the investment management agreement between KWE and a wholly-owned subsidiary of Kennedy Wilson, the results of KWE are consolidated in KW Group's financial statements.

NOTE 12—EARNINGS PER SHARE

In accordance with FASB ASC Topic 260-10-45, Earnings Per Share, the Company uses the two-class method to calculate earnings per share. Basic earnings per share is calculated based on dividends declared (“distributed earnings”) and the rights of common shares and participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends declared during the period. Participating securities, which include unvested restricted stock, are included in the computation of earnings per share pursuant to the two-class method. The undistributed earnings are allocated to all outstanding common shares and participating securities based on the relative percentage of each security to the total number of outstanding securities. Basic earnings per common share and participating securities represent the summation of the distributed and undistributed earnings per common share and participating security divided by the total weighted average number of common shares outstanding and the total weighted average number of participating securities outstanding during the respective periods. The Company only presents the earnings per share attributable to the common shareholders.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except share and per share amounts)	2016	2015	2016	2015
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(1.6)	$31.2	$(9.1)	$27.7
Dividends allocated to participating securities	(0.5)	(1.3)	(1.0)	(1.3)
Net loss (income) attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	(2.1)	29.9	(10.1)	26.4
Dividends declared on common shares	(15.4)	(13.0)	(31.0)	(24.7)
Undistributed (losses) earnings attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	$(17.5)	$16.9	$(41.1)	$1.7

Distributed earnings per share	$0.14	$0.12	$0.28	$0.24
Undistributed (losses) earnings per share	(0.16)	0.17	(0.37)	0.03
(Loss) income per basic	(0.02)	0.29	(0.09)	0.27

(Loss) income per diluted	$(0.02)	$0.27	$(0.09)	$0.27

Weighted average shares outstanding for basic	109,056,941	103,721,472	109,136,241	97,669,080
Weighted average shares outstanding for diluted(1)	109,056,941	111,428,358	109,136,241	103,936,881
Dividends declared per common share	$0.14	$0.12	$0.28	$0.24

(1) For the three and six months ended June 30, 2016, a total of 3,388,573 and 3,332,013 potentially dilutive securities were not included in the diluted weighted average shares as they were anti-dilutive. For the three and six months ended June 30, 2015, a total of 0 and 3,129,918 potentially dilutive securities have not been included in the diluted weighted average shares as they are anti-dilutive. Potentially anti-dilutive securities include preferred stock and unvested restricted stock grants.
NOTE 13—SEGMENT INFORMATION
Kennedy Wilson is a global real estate investment company. The Company owns, operates, and invests in real estate both on its own and through our investment management platform. To complement its investment business, the Company also provides real estate services primarily to financial services clients.
Kennedy Wilson’s segment disclosure with respect to the determination of segment profit or loss and segment assets is based on these two core segments: KW Investments and KW Investment Management and Real Estate Services (IMRES).
KW Investments
KW Investments invests in multifamily, office, retail, and residential properties as well as loans secured by real estate in the Western U.S., United Kingdom, Ireland, Spain, Italy and Japan. The Company has an average ownership interest across all investments of approximately 39% as of June 30, 2016.
When it has partners, those partners include public shareholders, financial institutions, foundations, endowments, high net worth individuals and other institutional investors. In these instances, the Company is typically the general partner in the arrangement with a promoted interests in the profits of its investments beyond the Company's ownership percentage. These promoted interest are typically fees earned by IMRES as described below.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

KW Investment Management and Real Estate Services (IMRES)
IMRES encompasses the Company fee generating businesses which includes both our investment management platform as well as the Company's third party services business. The Company's clients include shareholders of KWE, financial institutions, institutional investors, insurance companies, developers, builders and government agencies. IMRES has five main lines of business: investment management, property services, research, brokerage, and auction and conventional sales. These five business lines generate revenue for us through fees and commissions.
The Company manages approximately 61 million square feet of properties for the Company and its investment partners (including KWE) in the United States, Europe, and Asia, which includes assets the Company has ownership interests in and third party owned assets. With 25 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain, Italy and Japan, we have the capabilities and resources to provide investment management and property services to real estate owners as well as the experience, as a real estate investor, to understand client concerns. The managers of IMRES have an extensive track record in their respective lines of business and in the real estate community as a whole.
Additionally, IMRES plays a critical role in supporting our investment strategy by providing local market intelligence and real-time data for evaluating investments, generating proprietary transaction flow and creating value through efficient implementation of asset management or repositioning strategies.
The following tables summarize income activity by segment and corporate for the three and six months ended June 30, 2016 and 2015 and balance sheet data as of June 30, 2016 and December 31, 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Investments
Rental	$120.3	$98.3	$240.2	$188.7
Hotel	26.8	23.3	55.9	46.7
Sale of real estate	12.3	—	14.2	2.1
Loan purchases, loan originations and other	3.6	3.4	5.8	8.8
Total revenue	163.0	125.0	316.1	246.3
Operating expenses	(86.1)	(73.7)	(161.3)	(133.5)
Depreciation and amortization	(48.9)	(38.0)	(97.3)	(74.6)
Income from unconsolidated investments	7.2	15.9	25.3	25.6
Operating income	35.2	29.2	82.8	63.8
Gain on sale of real estate	16.1	34.5	54.5	40.1
Acquisition-related gains	8.6	53.1	8.6	57.3
Acquisition-related expenses	(6.3)	(2.0)	(8.4)	(20.1)
Interest expense - investments	(33.6)	(27.2)	(66.1)	(46.6)
Other	5.0	2.8	5.7	3.6
Income before provision for income taxes	25.0	90.4	77.1	98.1
Provision for income taxes	(3.2)	—	(4.2)	—
Net income	21.8	90.4	72.9	98.1
Net (income) loss attributable to the noncontrolling interests	1.2	2.8	(26.2)	4.2
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$23.0	$93.2	$46.7	$102.3

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Investment Management and Real Estate Services
Investment management, property services and research fees (includes $6.5, $9.2, $17.5 and $18.7 of related party fees, respectively)	$13.5	$15.5	$32.6	$31.9
Total revenue	13.5	15.5	32.6	31.9
Operating expenses	(13.5)	(13.7)	(29.4)	(28.1)
Income from unconsolidated investments	1.2	1.1	2.3	2.6
Operating income	1.2	2.9	5.5	6.4
Net income (loss) attributable to the noncontrolling interests	—	(1.0)	—	0.4
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$1.2	$1.9	$5.5	$6.8

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Corporate
Operating expenses	$(20.1)	$(16.5)	$(43.5)	$(27.1)
Operating loss	(20.1)	(16.5)	(43.5)	(27.1)
Interest expense-corporate	(12.2)	(10.8)	(24.3)	(23.8)
Loss before provision for income taxes	(32.3)	(27.3)	(67.8)	(50.9)
Provision for (benefit from) income taxes	7.1	(36.1)	7.6	(28.0)
Net loss	(25.2)	(63.4)	(60.2)	(78.9)
Preferred dividends and accretion of preferred stock issuance costs	(0.5)	(0.6)	(1.1)	(2.6)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(25.7)	$(64.0)	$(61.3)	$(81.5)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Consolidated
Rental	$120.3	$98.3	$240.2	$188.7
Hotel	26.8	23.3	55.9	46.7
Sale of real estate	12.3	—	14.2	2.1
Investment management, property services and research fees (includes $6.5, $9.2, $17.5 and $18.7 of related party fees)	13.5	15.5	32.6	31.9
Loans and other	3.6	3.4	5.8	8.8
Total revenue	176.5	140.5	348.7	278.2
Operating expenses	(119.7)	(103.9)	(234.2)	(188.7)
Depreciation and amortization	(48.9)	(38.0)	(97.3)	(74.6)
Total operating expenses	(168.6)	(141.9)	(331.5)	(263.3)
Income from unconsolidated investments	8.4	17.0	27.6	28.2
Operating income	16.3	15.6	44.8	43.1
Gain on sale of real estate	16.1	34.5	54.5	40.1
Acquisition-related gain	8.6	53.1	8.6	57.3
Acquisition-related expenses	(6.3)	(2.0)	(8.4)	(20.1)
Interest expense - investment	(33.6)	(27.2)	(66.1)	(46.6)
Interest expense - corporate	(12.2)	(10.8)	(24.3)	(23.8)
Other	5.0	2.8	5.7	3.6
(Loss) income before benefit from income taxes	(6.1)	66.0	14.8	53.6
Provision for (benefit from) income taxes	3.9	(36.1)	3.4	(28.0)
Net (loss) income	(2.2)	29.9	18.2	25.6
Net loss (income) attributable to the noncontrolling interests	1.1	1.9	(26.2)	4.7
Preferred dividends and accretion of preferred stock issuance costs	(0.5)	(0.6)	(1.1)	(2.6)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(1.6)	$31.2	$(9.1)	$27.7

(Dollars in millions)	June 30, 2016	December 31, 2015
Total Assets
Investments	$7,474.1	$7,418.6
Investment management and real estate services	85.0	58.1
Corporate	137.2	118.9
Total assets	$7,696.3	$7,595.6
NOTE 14—INCOME TAXES
In determining quarterly provisions for income taxes, the Company calculates income tax expense based on actual year-to-date income and statutory tax rates. The year-to-date income tax expense also reflects the Company's assessment of potential exposure for uncertain tax positions.
The fluctuations between periods in the Company's income tax expense are mainly due to varying levels of income and amounts attributable to foreign sourced income and noncontrolling interests. During the six months ended June 30, 2016, KW Group generated pretax book income of $14.8 million related to its global operations, and recorded a tax benefit of $3.4 million. The difference between the U.S. federal rate of 35% and the Company's effective rate is primarily attributable to income earned by noncontrolling interests which is generally not subject to corporate taxes.  In addition, during the quarter ended March 31, 2016, the Company's effective tax rate was favorably impacted by capital gains realized from the sale of real estate in the United Kingdom and Ireland, the majority of which was not subject to corporate taxes. During the three months ended June 30, 2016,

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

the Company also released valuation allowance as new evidence indicates that it is more likely than not certain net operating losses in the United Kingdom will be realizable.
The Company has subsidiaries in the United Kingdom, Ireland, Luxembourg, Spain and Jersey which manage the Company's European real estate investments.  The Company also has subsidiaries that operates a hotel businesses in Ireland and Scotland. As of June 30, 2016, two of the Company's subsidiaries in Ireland have positive, accumulated earnings of $4.6 million. U.S. domestic taxes have not been provided on amounts earned by such Irish companies since it is the Company's plan to indefinitely reinvest amounts earned by these subsidiaries. If these earnings were repatriated to the United States, additional U.S. domestic taxes of $1.0 million would be incurred.
NOTE 15—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information include:

(1) Condensed consolidating balance sheets as of June 30, 2016 and December 31, 2015; consolidating statements of operations for the three and six months ended June 30, 2016 and 2015; consolidating statements of comprehensive income for the three and six months ended June 30, 2016 and 2015; and condensed consolidating statements of cash flows for the six months ended June 30, 2016 and 2015, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.
Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three and six months ended June 30, 2016 or 2015.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2016

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$71.1	$28.7	$83.7	$—	$183.5
Cash held by consolidated investments	—	—	—	672.5	—	672.5
Accounts receivable	—	—	38.8	40.3	—	79.1
Loan purchases and originations	—	42.4	11.9	97.0	—	151.3
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,173.2	4,721.3	—	5,894.5
Unconsolidated investments	—	17.4	302.5	133.3	—	453.2
Investments in and advances to consolidated subsidiaries	1,087.7	1,914.5	1,179.3	—	(4,181.5)	—
Other assets	—	3.2	33.3	225.7	—	262.2
Total assets	$1,087.7	$2,048.6	$2,767.7	$5,973.8	$(4,181.5)	$7,696.3

Liabilities and equity
Liabilities
Accounts payable	$—	$0.5	$2.2	$14.8	$—	$17.5
Accrued expenses and other liabilities	15.8	171.0	155.8	76.4	—	419.0
Investment debt	—	—	695.2	3,211.1	—	3,906.3
Senior notes payable	—	689.4	—	—	—	689.4
Line of credit	—	100.0	—	—	—	100.0
Total liabilities	15.8	960.9	853.2	3,302.3	—	5,132.2

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,071.9	1,087.7	1,914.5	1,179.3	(4,181.5)	1,071.9
Noncontrolling interests	—	—	—	1,492.2	—	1,492.2
Total equity	1,071.9	1,087.7	1,914.5	2,671.5	(4,181.5)	2,564.1
Total liabilities and equity	$1,087.7	$2,048.6	$2,767.7	$5,973.8	$(4,181.5)	$7,696.3

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2016

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Investment management, property services and research fees	$—	$—	$12.9	$0.6	$—	$13.5
Rental	—	—	26.3	94.0	—	120.3
Hotel	—	—	—	26.8	—	26.8
Sale of real estate	—	—	9.7	2.6	—	12.3
Loan purchases, loan originations and other	—	—	0.3	3.3	—	3.6
Total revenue	—	—	49.2	127.3	—	176.5
Operating expenses
Commission and marketing	—	—	1.5	0.3	—	1.8
Rental operating	—	—	12.2	20.6	—	32.8
Hotel operating	—	—	—	23.6	—	23.6
Cost of real estate sold	—	—	7.2	2.0	—	9.2
Compensation and related	14.8	11.7	12.3	1.7	—	40.5
General and administrative	—	3.6	3.9	4.3	—	11.8
Depreciation and amortization	—	0.3	8.8	39.8	—	48.9
Total operating expenses	14.8	15.6	45.9	92.3	—	168.6
Income from unconsolidated subsidiaries	—	0.7	3.0	4.7	—	8.4
Income from consolidated subsidiaries	12.6	30.4	28.8	—	(71.8)	—
Operating income (loss)	(2.2)	15.5	35.1	39.7	(71.8)	16.3
Non-operating income (expense)
Acquisition-related gains	—	—	—	8.6	—	8.6
Acquisition-related expenses	—	—	(1.1)	(5.2)	—	(6.3)
Interest expense-investment	—	—	(5.6)	(28.0)	—	(33.6)
Interest expense-corporate	—	(12.2)	—	—	—	(12.2)
Gain on sale of real estate	—	—	—	16.1	—	16.1
Other income / (expense)	—	6.0	(0.1)	(0.9)	—	5.0
Income (loss) before benefit from income taxes	(2.2)	9.3	28.3	30.3	(71.8)	(6.1)
(Provision for) benefit from income taxes	—	3.3	2.1	(1.5)	—	3.9
Net income (loss)	(2.2)	12.6	30.4	28.8	(71.8)	(2.2)
Net (income) loss attributable to the noncontrolling interests	—	—	—	1.1	—	1.1
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	(2.2)	12.6	30.4	29.9	(71.8)	(1.1)
Preferred dividends and accretion of preferred stock issuance costs	(0.5)	—	—	—	—	(0.5)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(2.7)	$12.6	$30.4	$29.9	$(71.8)	$(1.6)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Investment management, property services and research fees	$—	$—	$31.1	$1.5	$—	$32.6
Rental	—	—	51.2	189.0	—	240.2
Hotel	—	—	—	55.9	—	55.9
Sale of real estate	—	—	9.7	4.5	—	14.2
Loan purchases, loan originations and other	—	—	0.6	5.2	—	5.8
Total revenue	—	—	92.6	256.1	—	348.7
Operating expenses
Commission and marketing	—	—	3.2	0.3	—	3.5
Rental operating	—	—	22.1	41.7	—	63.8
Hotel operating	—	—	—	48.1	—	48.1
Cost of real estate sold	—	—	7.2	3.4	—	10.6
Compensation and related	32.3	25.6	24.5	3.8	—	86.2
General and administrative	—	7.0	7.7	7.3	—	22.0
Depreciation and amortization	—	0.6	17.5	79.2	—	97.3
Total operating expenses	32.3	33.2	82.2	183.8	—	331.5
Income from unconsolidated subsidiaries	—	3.1	8.5	16.0	—	27.6
Income from consolidated subsidiaries	50.5	93.8	88.3	—	(232.6)	—
Operating income (loss)	18.2	63.7	107.2	88.3	(232.6)	44.8
Non-operating income (expense)
Acquisition-related gains	—	—	—	8.6	—	8.6
Acquisition-related expenses	—	—	(1.2)	(7.2)	—	(8.4)
Interest expense-investment	—	—	(11.0)	(55.1)	—	(66.1)
Interest expense-corporate	—	(24.3)	—	—	—	(24.3)
Gain on sale of real estate	—	—	0.4	54.1	—	54.5
Other income / (expense)	—	7.3	(2.6)	1.0	—	5.7
Income (loss) before benefit from income taxes	18.2	46.7	92.8	89.7	(232.6)	14.8
(Provision for) benefit from income taxes	—	3.8	1.0	(1.4)	—	3.4
Net income (loss)	18.2	50.5	93.8	88.3	(232.6)	18.2
Net (income) loss attributable to the noncontrolling interests	—	—	—	(26.2)	—	(26.2)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	18.2	50.5	93.8	62.1	(232.6)	(8.0)
Preferred dividends and accretion of preferred stock issuance costs	(1.1)	—	—	—	—	(1.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$17.1	$50.5	$93.8	$62.1	$(232.6)	$(9.1)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2015

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Investment management, property services, and research fees	$—	$—	$14.7	$0.8	$—	$15.5
Rental	—	—	13.1	85.2	—	98.3
Hotel	—	—	—	23.3	—	23.3
Sale of real estate	—	—	(0.1)	0.1	—	—
Loan purchases, loan originations and other	—	—	0.4	3.0	—	3.4
Total revenue	—	—	28.1	112.4	—	140.5
Operating expenses
Commission and marketing	—	1.0	0.6	0.2	—	1.8
Rental operating	—	—	3.3	21.2	—	24.5
Hotel operating	—	—	—	21.8	—	21.8
Cost of real estate sold	—	—	—	—	—	—
Compensation and related	6.8	23.7	11.4	2.1	—	44.0
General and administrative	—	4.1	4.2	3.5	—	11.8
Depreciation and amortization	—	0.2	3.3	34.5	—	38.0
Total operating expenses	6.8	29.0	22.8	83.3	—	141.9
Income from unconsolidated investments, net of depreciation and amortization	—	0.6	8.7	7.7	—	17.0
Income from consolidated subsidiaries	36.7	92.2	81.1	—	(210.0)	—
Operating income (loss)	29.9	63.8	95.1	36.8	(210.0)	15.6
Non-operating income (expense)
Acquisition-related gains	—	—	—	53.1	—	53.1
Acquisition-related expense	—	(0.3)	(0.2)	(1.5)	—	(2.0)
Interest expense-investment	—	—	(2.8)	(24.4)	—	(27.2)
Interest expense-corporate	—	(11.5)	—	0.7	—	(10.8)
Gain (loss) on sale of real estate	—	—	—	34.5	—	34.5
Other income / (expense)	—	(1.3)	(0.1)	4.2	—	2.8
Income (loss) before benefit from income taxes	29.9	50.7	92.0	103.4	(210.0)	66.0
(Provision for) benefit from income taxes	—	(13.9)	—	(22.2)	—	(36.1)
Net income (loss)	29.9	36.8	92.0	81.2	(210.0)	29.9
Net (income) loss attributable to the noncontrolling interests	—	—	—	1.9	—	1.9
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	29.9	36.8	92.0	83.1	(210.0)	31.8
Preferred dividends and accretion of preferred stock issuance costs	(0.6)	—	—	—	—	(0.6)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$29.3	$36.8	$92.0	$83.1	$(210.0)	$31.2

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Investment management, property services, and research fees	$—	$—	$30.2	$1.7	$—	$31.9
Rental	—	—	24.8	163.9	—	188.7
Hotel	—	—	—	46.7	—	46.7
Sale of real estate	—	—	—	2.1	—	2.1
Loan purchases, loan originations and other	—	—	0.8	8.0	—	8.8
Total revenue	—	—	55.8	222.4	—	278.2
Operating expenses
Commission and marketing	—	1.0	1.6	0.6	—	3.2
Rental operating	—	—	8.3	40.8	—	49.1
Hotel operating	—	—	—	43.4	—	43.4
Cost of real estate sold	—	—	—	1.5	—	1.5
Compensation and related	14.1	29.9	21.4	4.8	—	70.2
General and administrative	—	7.4	7.3	6.6	—	21.3
Depreciation and amortization	—	0.4	8.5	65.7	—	74.6
Total operating expenses	14.1	38.7	47.1	163.4	—	263.3
Income from unconsolidated investments, net of depreciation and amortization	—	1.2	17.6	9.4	—	28.2
Income from consolidated subsidiaries	39.7	104.7	84.0	—	(228.4)	—
Operating income (loss)	25.6	67.2	110.3	68.4	(228.4)	43.1
Non-operating income (expense)
Acquisition-related gains	—	—	—	57.3	—	57.3
Acquisition-related expense	—	(0.3)	(0.2)	(19.6)	—	(20.1)
Interest expense-investment	—	—	(5.5)	(41.1)	—	(46.6)
Interest expense-corporate	—	(23.8)	—	—	—	(23.8)
Gain (loss) on sale of real estate	—	—	—	40.1	—	40.1
Other income / (expense)	—	(0.1)	—	3.7	—	3.6
Income (loss) before benefit from income taxes	25.6	43.0	104.6	108.8	(228.4)	53.6
(Provision for) benefit from income taxes	—	(3.3)	—	(24.7)	—	(28.0)
Net income (loss)	25.6	39.7	104.6	84.1	(228.4)	25.6
Net (income) loss attributable to the noncontrolling interests	—	—	—	4.7	—	4.7
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	25.6	39.7	104.6	88.8	(228.4)	30.3
Preferred dividends and accretion of preferred stock issuance costs	(2.6)	—	—	—	—	(2.6)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$23.0	$39.7	$104.6	$88.8	$(228.4)	$27.7

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2016

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$(2.2)	$12.6	$30.4	$28.8	$(71.8)	$(2.2)

Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation (loss) gain	(82.8)	(82.8)	(10.9)	(82.5)	176.2	(82.8)
Unrealized loss on marketable securities	—	—	—	—	—	—
Amounts reclassified out of AOCI during the period	2.7	2.7	—	2.7	(5.4)	2.7
Unrealized currency derivative contracts gain (loss)	(39.3)	(39.3)	10.9	(50.2)	78.5	(39.4)
Total other comprehensive (loss) income for the period	$(119.4)	$(119.4)	$—	$(130.0)	$249.3	$(119.5)

Comprehensive (loss) income	$(121.6)	$(106.8)	$30.4	$(101.2)	$177.5	$(121.7)
Comprehensive loss attributable to noncontrolling interests	—	—	—	110.6	—	110.6
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(121.6)	$(106.8)	$30.4	$9.4	$177.5	$(11.1)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2015

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income (loss)	$29.9	$36.8	$92.0	$81.2	$(210.0)	$29.9

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation (loss) gains	68.7	68.7	33.7	135.3	(237.7)	68.7
Amounts reclassified out of AOCI during the period	10.3	10.3	—	10.3	(20.6)	10.3
Unrealized currency derivative contracts (loss) gain	(3.3)	(3.3)	(23.8)	20.4	6.6	(3.4)
Total other comprehensive income for the period	$75.7	$75.7	$9.9	$166.0	$(251.7)	$75.6

Comprehensive (loss) income	$105.6	$112.5	$101.9	$247.2	$(461.7)	$105.5
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(58.9)	—	(58.9)
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$105.6	$112.5	$101.9	$188.3	$(461.7)	$46.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$18.2	$50.5	$93.8	$88.3	$(232.6)	$18.2

Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation (loss) gain	(60.6)	(60.6)	(6.4)	(64.2)	131.2	(60.6)
Unrealized loss on marketable securities	0.1	0.1	—	—	(0.1)	0.1
Amounts reclassified from accumulated other comprehensive income	2.7	2.7	—	2.7	(5.4)	2.7
Unrealized currency derivative contracts gain (loss)	(89.4)	(89.4)	10.4	(99.8)	178.8	(89.4)
Total other comprehensive (loss) income for the period	$(147.2)	$(147.2)	$4.0	$(161.3)	$304.5	$(147.2)

Comprehensive (loss) income	$(129.0)	$(96.7)	$97.8	$(73.0)	$71.9	$(129.0)
Comprehensive loss attributable to noncontrolling interests	—	—	—	112.1	—	112.1
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(129.0)	$(96.7)	$97.8	$39.1	$71.9	$(16.9)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$25.6	$39.7	$104.6	$84.1	$(228.4)	$25.6

Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation (loss) gain	(36.2)	(36.2)	(8.4)	114.5	(69.9)	(36.2)
Unrealized gain on marketable securities	0.1	—	—	0.1	(0.1)	0.1
Amounts reclassified out of AOCI during the period	10.0	10.0	(0.3)	10.3	(20.0)	10.0
Unrealized currency derivative contracts gain (loss)	15.0	15.1	2.5	12.6	(30.2)	15.0
Total other comprehensive (loss) income for the period	$(11.1)	$(11.1)	$(6.2)	$137.5	$(120.2)	$(11.1)

Comprehensive (loss) income	$14.5	$28.6	$98.4	$221.6	$(348.6)	$14.5
Comprehensive loss attributable to noncontrolling interests	—	—	—	10.4	—	10.4
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$14.5	$28.6	$98.4	$232.0	$(348.6)	$24.9

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities	$(0.2)	$(138.3)	$56.3	$92.7	$10.5
Cash flows from investing activities:
Additions to loans	—	(0.8)	(4.5)	—	(5.3)
Collections of loans	—	—	4.9	133.9	138.8
Net proceeds from sale of real estate	—	—	3.4	180.0	183.4
Purchases of and additions to real estate	—	—	(51.5)	(396.0)	(447.5)
Additions to nonrefundable escrow deposits	—	—	—	—	—
Proceeds from settlement of foreign derivative contracts	—	25.7	—	—	25.7
Purchases of foreign derivative contracts	—	(3.4)	—	—	(3.4)
Investment in marketable securities	—	—	(0.7)	—	(0.7)
Distributions from unconsolidated investments	—	—	13.5	21.7	35.2
Contributions to unconsolidated investments	—	(1.0)	(32.7)	(11.9)	(45.6)
(Investments in) distributions from consolidated subsidiaries, net	74.0	8.9	(44.4)	(38.5)	—
Net cash provided by investing activities	74.0	29.4	(112.0)	(110.8)	(119.4)
Cash flows from financing activities:
Borrowings under line of credit	—	100.0	—	—	100.0
Borrowings under investment debt	—	—	66.4	410.1	476.5
Repayment of investment debt	—	—	(18.4)	(79.1)	(97.5)
Debt issue costs	—	(0.2)	(0.6)	(2.9)	(3.7)
Repurchase and retirement of common stock	(42.8)	—	—	—	(42.8)
Dividends paid	(31.0)	—	—	—	(31.0)
Acquisition of KWE shares from noncontrolling interest holders	—	—	—	(67.9)	(67.9)
Contributions from noncontrolling interests, excluding KWE	—	—	—	12.9	12.9
Distributions to noncontrolling interests	—	—	—	(73.5)	(73.5)
Net cash (used in) provided by financing activities	(73.8)	99.8	47.4	199.6	273.0
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(39.7)	(39.7)
Net change in cash and cash equivalents	—	(9.1)	(8.3)	141.8	124.4
Cash and cash equivalents, beginning of period	—	80.2	37.0	614.4	731.6
Cash and cash equivalents, end of period	$—	$71.1	$28.7	$756.2	$856.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash provided (used in) by operating activities	$(0.6)	$100.5	$39.7	$(102.3)	$37.3
Cash flows from investing activities:
Additions to loans	—	(38.7)	—	(194.8)	(233.5)
Collections of loans	—	—	3.0	1.6	4.6
Net proceeds from sale of real estate	—	—	—	504.0	504.0
Purchases of and additions to real estate	—	—	(62.9)	(923.8)	(986.7)
Additions to nonrefundable escrow deposits	—	—	—	(3.4)	(3.4)
Proceeds from settlement of foreign derivative contracts	—	17.9	—	17.9	35.8
Purchases of foreign derivative contracts	—	(3.6)	—	(1.6)	(5.2)
Proceeds from sale of marketable securities	—	—	6.2	—	6.2
Distributions from unconsolidated investments	—	—	13.5	20.4	33.9
Contributions to unconsolidated investments	—	(1.5)	(43.9)	(83.2)	(128.6)
(Investments in) distributions from consolidated subsidiaries, net	(179.5)	18.4	(8.2)	169.3	—
Net cash (used in) provided by investing activities	(179.5)	(7.5)	(92.3)	(493.6)	(772.9)
Cash flows from financing activities:
Borrowings under line of credit	—	75.0	—	—	75.0
Repayment of lines of credit	—	(200.0)	—	—	(200.0)
Borrowings under investment debt	—	—	54.0	1,520.4	1,574.4
Repayment of investment debt	—	—	(2.3)	(602.7)	(605.0)
Debt issue costs	—	(0.6)	(0.5)	(12.0)	(13.1)
Issuance of common stock	215.0	—	—	—	215.0
Repurchase and retirement of common stock	(11.3)	—	—	—	(11.3)
Dividends paid	(23.6)	—	—	—	(23.6)
Acquisition of KWE shares from noncontrolling interest holders	—	—	—	(24.4)	(24.4)
Contributions from noncontrolling interests, excluding KWE	—	—	—	6.4	6.4
Distributions to noncontrolling interests	—	—	—	(183.1)	(183.1)
Net cash provided by (used in) financing activities	180.1	(125.6)	51.2	704.6	810.3
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(19.8)	(19.8)
Net change in cash and cash equivalents	—	(32.6)	(1.4)	88.9	54.9
Cash and cash equivalents, beginning of period	—	38.2	21.0	878.5	937.7
Cash and cash equivalents, end of period	$—	$5.6	$19.6	$967.4	$992.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 16—SUBSEQUENT EVENTS

Subsequent to June 30, 2016, the Company wholly acquired a 430-unit multifamily property in the Seattle suburb of Auburn, Washington for $81 million.  The Company invested $19 million of equity (inclusive of closing costs) in the transaction.  During the same period, the Company and its equity partners sold two multifamily properties totaling 680 units located in northern California in separate transactions for gross sales proceeds of $206.5 million. Kennedy Wilson received $23.6 million in net proceeds (including promoted interests).

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
Our value is primarily derived from our ownership in income producing real estate assets. We have an ownership interest in approximately 59.6 million square feet of property globally, including 25,396 multifamily rental units and 18.5 million square feet of commercial property. In addition to our core income producing real estate, we engage in redevelopment and value add initiatives through which we enhance cash flows or reposition asset to increase sale value. Additionally, our investment management and property services businesses manages over $17 billion of IMRES AUM, the majority of which we have an ownership interest in and the balance we manage for third parties.
We have 527 employees in 25 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain, Italy and Japan and manage and work with over 5,000 operating associates.

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

KW Investments
We invest our capital in real estate assets and loans secured by real estate either on our own or through our investment management platform. When we have partners, we are typically the general partner in the arrangement with a promoted interest in the profits of our investments beyond our ownership percentage. We had an average ownership interest across all investments of approximately 39% as of June 30, 2016. Our equity partners include publicly traded companies, financial institutions, foundations, endowments, high net worth individuals and other institutional investors.

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
Residential and Other
In certain cases, we may pursue for-sale housing acquisition opportunities, including land for entitlements, finished lots, urban infill housing sites and partially finished and finished housing projects. On certain income-producing acquisitions, there are adjacent land parcels to which we assign little or no basis and for which we may pursue entitlement activities or, in some cases, development or re-development opportunities. This group also includes our investment in marketable securities. Included in Western U.S. residential are three residential investments and two loan investments in Hawaii. Our investment account balance for these Hawaiian investments is $158.2 million.
Investment Account
Our investment account represents our carrying value of equity before depreciation and amortization. In 2016, together with our equity partners, we acquired $591.8 million of real estate and loans secured by real estate at purchase price. These acquisitions were comprised of the following: 34% multifamily, 65% commercial and 1% loans secured by real estate.
At June 30, 2016, we and our equity partners held a real estate and real estate related investment portfolio with assets at a carrying value of approximately $11.0 billion, with approximately 61% leverage-to-depreciated carrying value. We have an average ownership interest across all of our investments of approximately 39% as of June 30, 2016.

Our investment account increased during the year primarily due to fair value increases recognized on certain investments accounted for under fair value, mainly our investment in VHH. Noncontrolling interest decreased during the year due to $127.0 million in net distributions primarily relating to our increased ownership in KWE, distributions relating to property sales and investing distributions from debt refinancings. Foreign currency translation and hedge losses also decreased noncontrolling interests by $138.3 million. These decreases were primarily offset by income earned on investments that had noncontrolling interests.
The following table describes our investment account (Kennedy Wilson's equity in real estate and loans secured by real estate), which includes the following financial statement captions and is derived from the consolidated balance sheets, as of June 30, 2016 and December 31, 2015:

(Dollars in millions)	June 30, 2016	December 31, 2015
Real estate and acquired in-place lease values, gross of accumulated depreciation and amortization of $316.4 and $248.5, respectively	$6,210.9	$6,046.0
Loan purchases and originations	151.3	299.7
Investment debt	(3,906.3)	(3,627.5)
Cash held by consolidated investments	672.5	549.0
Unconsolidated investments(1), gross of accumulated depreciation and amortization of $57.7 and $55.8, respectively	495.9	487.8
Net hedge asset (liability)	(41.5)	15.2
Other(2)	24.0	19.9
Consolidated investment account	3,606.8	3,790.1
Less:
Noncontrolling interests on investments, gross of depreciation and amortization of $143.2 and $116.5, respectively	(1,635.4)	(1,847.8)
Investment account	$1,971.4	$1,942.3

(1) Excludes $15.0 million and $12.9 million related to our investment in a servicing platform in Spain, as of June 30, 2016 and December 31, 2015, respectively.
(2) Includes our marketable securities, which are part of other assets, as well as net other assets of consolidated investments.
The following table breaks down our investment account information derived from the consolidated balance sheet, by investment type and geographic location as of June 30, 2016:

(Dollars in millions)	Multifamily	Commercial	Loans Secured by Real Estate	Residential and Other	Hotel	Total
Western U.S.	$506.5	$309.6	$66.1	$273.7	$32.4	$1,188.3
Japan	6.9	4.4	—	0.3	—	11.6
United Kingdom	11.5	64.1	—	0.2	—	75.8
Ireland	40.0	27.2	—	43.2	75.4	185.8
Net hedge asset						18.0
KW share of cash held by consolidated investments						49.0
Total excluding KWE	$564.9	$405.3	$66.1	$317.4	$107.8	$1,528.5
KWE:
United Kingdom	$12.9	$278.5	$16.2	$10.8	$10.7	$329.1
Ireland	12.5	105.1	5.5	17.4	8.8	149.3
Italy	—	49.8	—	—	—	49.8
Spain	—	19.8	—	17.4	—	37.2
Other(2)						(122.5)
Total KWE	$25.4	$453.2	$21.7	$45.6	$19.5	$442.9
Grand Total	$590.3	$858.5	$87.8	$363.0	$127.3	$1,971.4
(1) Includes $136.4 million of KW's share of cash, $(245.6) million of KW's share of unsecured debt, and $(13.3) million of KW's share of hedges.

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
Commingled funds
We have seven closed end funds that we manage and receive investment management fees. Most recently, we completed fund-raising for our fifth value-add fund, Kennedy Wilson Fund V, a $500 million private fund targeting the Western U.S. We are the largest investor in the fund with a 12% interest. Fund V has a current portfolio of 12 investments with an aggregate purchase price of $271.4 million, with $315 million of undrawn commitments.
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
Kennedy Wilson Europe Real Estate Plc (LSE: KWE)
KWE closed its initial public offering in February 2014 and a follow-on offering in October 2014, raising an aggregate of approximately $2.2 billion in gross proceeds.  KWE, whose ordinary shares are listed on the London Stock Exchange’s main market and who is a member of the FTSE 250 Index, acquires real estate and real estate-related assets in Europe. As of June 30, 2016, KWE has 278 real estate assets with approximately 12.1 million square feet and totaling $4.1 billion in portfolio value (primarily located in the U.K. and Ireland), which KWE currently expects to produce over $214.1 million of annualized net operating income (net rental income for property portfolios, EBITDA for hotels and interest income for loan portfolios). As of June 30, 2016, Kennedy Wilson owns approximately 29.4 million ordinary shares of KWE (with a cost basis of $483.9 million) or approximately 21.6% of the total issued share capital of KWE.
KWE is externally managed by one of our wholly-owned subsidiaries, KWE Manager pursuant to an investment management agreement whereby are entitled to receive certain management and performance fees.  KWE Manager is entitled to an annual management fee (payable quarterly in arrears) equal to 1% of KWE’s adjusted net asset value (reported by KWE to be £1.7 billion at June 30, 2016) and certain performance fees.  The management fee payable to KWE Manager is paid half in cash and half in shares of KWE.  During the six months ended June 30, 2016, KWH earned $11.6 million in management fees from KWE.
We are also entitled to receive an annual performance fee equal to 20% of the lesser of (i) the excess of the shareholder return for the relevant year (defined as the change in KWE’s adjusted net asset value per ordinary share plus dividends paid) over a 10% annual return hurdle, and (ii) the excess of year-end adjusted net asset value per ordinary share over a “high water mark.” The performance fee is payable in shares of KWE that vest equally over a three-year period. The Company has not accrued an annual performance fee for the six months ended June 30, 2016. During the first quarter, $41.2 million of performance fees relating to 2015 were paid to Kennedy Wilson in shares of KWE.
The compensation committee of our board of directors approved and reserved up to thirty percent (30%) of any performance fees earned by us to be allocated to certain employees. As of June 30, 2016, awards representing approximately twenty-five percent (25%) of the performance fees have been allocated to certain employees through individual award letters. The award letters provide that the employee’s right to receive the RSUs is subject the employee’s continued employment with us through the applicable grant date, and that upon a termination of the employee’s employment for any reason, the employee will have no right to receive further RSU awards. The award letter, and the employee’s right to receive future RSU awards, may be amended or terminated at any time by us in our discretion without the employee’s consent or approval, and we may, in our discretion, reduce or otherwise modify the employee’s award percentage (including a reduction to 0%) at any time. We granted 30% of the performance fees that we received for our management of KWE in 2015 as equity-based compensation to certain of our employees in the form of restricted stock units that vest over a three-year period.  Until and unless the restricted stock units vest, we will continue to own the underlying KWE shares.  As mentioned above, we have agreed, pursuant to individual award letters, to allocate 25% of any future performance fees similarly to such employees, subject to certain conditions.
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

The following condensed financial statements show KWE's financial position and results of operations in the context of our consolidated financial statements as a whole:

	As of June 30, 2016 (unaudited)
(Dollars in millions)	KWE	Non-KWE (1)(4)	Elimination	Total KWH
Cash(2)	$609.2	$246.8	$—	$856.0
Accounts receivable	29.8	49.3	—	79.1
Loan purchases and originations	96.9	54.4	—	151.3
Real estate and acquired in place lease values, net of accumulated depreciation and amortization(3)	3,337.6	2,556.9	—	5,894.5
Investment in marketable securities	—	409.1	(409.1)	—
Unconsolidated investments	—	453.2	—	453.2
Other assets	193.8	68.4	—	262.2
Total assets	$4,267.3	$3,838.1	$(409.1)	$7,696.3

Accounts payable	$8.4	$9.1	$—	$17.5
Accrued expenses and other liabilities	260.3	158.7	—	419.0
Investment debt	2,280.8	1,625.5	—	3,906.3
Senior notes payable	—	689.4	—	689.4
Line of Credit	—	100.0	—	100.0
Total liabilities	2,549.5	2,582.7	—	5,132.2

Kennedy-Wilson Holdings Inc. shareholders' equity	452.3	1,128.5	(452.3)	1,128.5
Accumulated other comprehensive income	(43.2)	(56.6)	43.2	(56.6)
Noncontrolling interests	1,308.7	183.5	—	1,492.2
Total equity	1,717.8	1,255.4	(409.1)	2,564.1
Total liabilities and equity	$4,267.3	$3,838.1	$(409.1)	$7,696.3
(1) Consists of investments that are consolidated in our financial statements and investments that are held through joint ventures.
(2) Includes cash and cash equivalents and cash held by consolidated investments
(3) Includes $149.0 million and $167.4 million of accumulated depreciation and amortization for KWE and Non-KWE, respectively.
(4) Includes $820.9 million of total assets and $399.8 million of equity in European investments we made prior to KWE's formation.

	Six Months Ended June 30, 2016
(Dollars in millions)	KWE	Non-KWE	Fee Elimination(1)	Total KWH
Revenue
Rental	$132.4	$107.8	$—	$240.2
Fees	—	44.4	(11.8)	32.6
Hotel	12.4	43.5	—	55.9
Sale of real estate	—	14.2	—	14.2
Dividend income	—	9.3	(9.3)	—
Loan purchases, loan originations and other	5.2	0.6	—	5.8
Total revenue	150.0	219.8	(21.1)	348.7
Operating expenses
Commission and marketing	—	3.5	—	3.5
Rental operating	25.6	38.2	—	63.8
Hotel operating	12.5	35.6	—	48.1
Cost of real estate sold	—	10.6	—	10.6
Compensation and related	0.7	85.5	—	86.2
General and administrative	6.2	15.8	—	22.0
Depreciation and amortization	55.2	42.1	—	97.3
Total operating expenses	100.2	231.3	—	331.5
Income from unconsolidated investments	—	27.6	—	27.6
Operating income	49.8	16.1	(21.1)	44.8
Non-operating income (expense)
Gain on sale of real estate	29.6	24.9	—	54.5
Acquisition-related gains	—	8.6	—	8.6
Acquisition-related expenses	(6.8)	(1.6)	—	(8.4)
Interest expense-investment	(37.6)	(28.5)	—	(66.1)
Interest expense-corporate	—	(24.3)	—	(24.3)
Management fee	(11.8)	—	11.8	—
Other income	(0.2)	5.9	—	5.7
Income (loss) before provision for income taxes	23.0	1.1	(9.3)	14.8
Provision for income taxes	(4.1)	7.5	—	3.4
Net income (loss)	$18.9	$8.6	$(9.3)	$18.2
(1)Only relates to fee elimination associated with our investment in KWE. We have additional fees eliminated associated with other equity partners.
Legacy European Investments
Prior to KWE's formation and for investments that do not meet KWE's investment guidelines, we have directly invested in 17 properties and a servicing platform in Europe that have total assets of $820.9 million included in our consolidated balance sheet and $399.8 million of equity as of June 30, 2016. As of June 30, 2016, our weighted average ownership in these investments was 58%.

Selected Financial Data
In order help the user of the financial statements understand our growth, we have included certain five-year selected financial data. The following tables show selected financial items for the three and six months ended June 30, 2016 through 2012:

	Three Months Ended June 30,
(Dollars in millions, except per share amounts)	2016	2015	2014	2013	2012
GAAP
Revenues	$176.5	$140.5	$92.0	$36.0	$14.1
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(1.6)	31.2	36.3	(2.5)	(3.2)
Basic income (loss) per share of common stock	(0.02)	0.29	0.39	(0.03)	(0.06)
Non-GAAP(1)
Adjusted EBITDA	73.5	112.8	122.2	38.0	18.8
Adjusted EBITDA percentage change	(35)%	(8)%	222%	102%	—%
Adjusted Fees	32.1	36.7	48.7	20.3	13.0
Adjusted Fees percentage change	(13)%	(25)%	140%	56%	—%
(1) Please refer to Results of Operations for reconciliation of Certain Non-GAAP items to U.S. GAAP for three months ended June 30, 2016 and 2015 and Certain Non-GAAP Measures and Reconciliation in the section for reconciliations of Certain Non-GAAP items to U.S. GAAP for three months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2016	2015	2014	2013	2012
GAAP
Revenues	$348.7	$278.2	$143.3	$58.4	$25.9
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(9.1)	27.7	46.8	(6.1)	(6.5)
Basic income (loss) per share of common stock	(0.09)	0.27	0.51	(0.10)	(0.12)
Non-GAAP(1)
Adjusted EBITDA	145.3	166.5	191.5	70.9	35.1
Adjusted EBITDA percentage change	(13)%	(13)%	170%	102%	—%
Adjusted Fees	62.1	63.8	66.8	34.5	23.9
Adjusted Fees percentage change	(3)%	(4)%	94%	44%	—%
(1) Please refer to Results of Operations for reconciliation of Certain Non-GAAP items to U.S. GAAP for six months ended June 30, 2016 and 2015 and Certain Non-GAAP Measures and Reconciliation in the section for reconciliations of Certain Non-GAAP items to U.S. GAAP for six months ended June 30, 2016 and 2015.
The following tables show selected financial items as of June 30, 2016 and the years ended 2015 through 2012:

	June 30,	Year Ended December 31,
(in millions)	2016	2015	2014	2013	2012
Cash and cash equivalents	$856.0	$731.6	$937.7	$178.2	$120.9
Total assets	7,696.3	7,595.6	6,332.1	1,798.8	1,283.8
Investment debt	3,906.3	3,627.5	2,195.9	401.8	236.5
Unsecured corporate debt	689.4	688.8	827.4	449.0	449.6
Kennedy Wilson equity	1,071.9	1,133.8	901.1	768.3	509.7
Noncontrolling interests	1,492.2	1,731.3	2,142.8	50.6	9.1
Total equity	2,564.1	2,865.1	3,043.9	818.9	518.8
Common shares outstanding	112.5	114.5	96.1	82.6	63.8

The following table shows our investment account by region as of June 30, 2016 and the years ended 2015 through 2012:

	June 30,		Year Ended December 31,
(in millions)	2016	%	2015	%	2014	%	2013	%	2012	%
Western U.S.	$1,188.3	59%	$1,157.0	59%	$898.8	53%	$793.2	67%	$529.7	63%
United Kingdom	404.9	21%	418.3	22%	252.7	15%	135.7	11%	120.4	15%
Ireland	335.1	17%	275.2	14%	295.7	18%	161.8	14%	76.2	9%
Japan	11.6	1%	10.3	1%	84.9	5%	96.3	8%	111.3	13%
Spain	37.2	2%	46.0	2%	—	—%	—	—%	—	—%
Italy	49.8	3%	43.6	2%	—	—%	—	—%	—	—%
Net hedges	18.0	1%	15.8	1%	—	—%	—	—%	—	—%
KW share of cash held by consolidated investments	49.0	2%	148.3	8%	152.2	9%	—	—%	—	—%
KW share of net cash held by KWE	(122.5)	(6)%	(172.2)	(9)%	—	—%	—	—%	—	—%
Total	$1,971.4	100%	$1,942.3	100%	$1,684.3	100%	$1,187.0	100%	$837.6	100%

Investment Management and Real Estate Services Assets under Management (IMRES AUM)
IMRES AUM generally refers to the properties and other assets with respect to which we provide (or participate in) oversight, investment management services and other advice, and which generally consist of real estate properties or loans and investments in joint ventures. Our IMRES AUM is principally intended to reflect the extent of our presence in the real estate market, not the basis for determining our management fees. Our IMRES AUM consists of the total estimated fair value of the real estate properties and other real estate related assets either owned by third parties, wholly owned by us or held by joint ventures and other entities in which our sponsored funds or investment vehicles and client accounts have invested. Committed (but unfunded) capital from investors in our sponsored funds is not included in our IMRES AUM. The estimated value of development properties is included at estimated completion cost.
The table below details the changes our IMRES AUM for the three months ended June 30, 2016:

(in millions)	December 31, 2015	Increases	Decreases	June 30, 2016
IMRES AUM(1)	$18,050.7	$977.8	$(1,579.0)	$17,449.5
(1) Includes the total capitalization of KWE based on KWE's period-end share price.
IMRES AUM decreased 3% to $17.4 billion as of June 30, 2016. The decrease is due to the decline in IMRES AUM in the services business and a decrease in the share price of KWE during the period. These decreases were offset by an appreciation of the assets within the investments business.
Foreign currency and currency derivative instruments
Please refer to item 3. Quantitative and Qualitative Disclosures About Market Risk for our discussion regarding foreign currency and currency derivative instruments.
2Q Highlights

•	Multifamily Same Property Performance: Revenues +8%; NOI +11% - Sixth consecutive quarter with over 10% NOI growth.

•	Pro-rata Property Net Operating Income (NOI): Kennedy Wilson's pro-rata share of 2Q Property NOI (including KWE) grew by 22% to $56 million from Q2-2015.

•
Gains on Sale and Acquisition-Related Gains: GAAP Net income, Adjusted Net Income, and Adjusted EBITDA for the quarter and YTD were impacted by lower gains on sale and acquisition-related gains relative to the prior periods. The Company had the following gains on sale and acquisition-related gains during the three and six months ended June 30, 2016 and 2015:

	2Q 2016		2Q 2015		YTD 2016		YTD 2015
($ amounts in millions)	Consolidated	KW Share	Consolidated	KW Share	Consolidated	KW Share	Consolidated	KW Share
Gain on sale of real estate	$16.1	$8.2	$34.5	$22.5	$54.5	$19.0	$40.1	$23.4
Acquisition-related gains	8.6	6.7	53.1	46.0	8.6	6.7	57.3	46.7
Total	$24.7	$14.9	$87.6	68.5	$63.1	25.7	$97.4	70.1

•
KWE: Kennedy Wilson's ownership in KWE grew to 21.6% as of June 30, 2016 compared to 20.3% as of March 31, 2016 and 18.2% as of December 31, 2015. During the quarter, the Company received 0.2 million shares related to its 1Q-2016 management fee and purchased 1.6 million shares in the open market for $23.6 million. During the quarter, Kennedy Wilson received dividends of $4.7 million compared to $2.7 million during the same period last year from its investment in KWE.

Investments business
For 2Q-2016, the Company's Investments segment reported the following results:

•	Same Property Results: The three- and six- month change in same property multifamily and commercial real estate are as follows:

	2Q-2016 vs. 2Q-2015				YTD-2016 vs. YTD-2015
	Same Property Units / Sq. Ft. (mm)	Occupancy	Revenue	NOI	Same Property Units / Sq. Ft. (mm)	Occupancy	Revenue	NOI
Multifamily	16,648	—%	8.3%	10.5%	16,504	—%	8.5%	10.8%
Commercial	4.7	1.7%	1.1%	0.7%	4.3	1.4%	0.2%	(2.4)%

•	Investment Transactions: The Company, together with its equity partners (including KWE), completed investment transactions of $764 million in 2Q and $1.3 billion YTD:

($ in millions)	Aggregate Purchase / Sale Price
2Q - 2016	Income Producing	Non - income Producing	Total	KW Ownership (1)	Cap Rate (2)
Acquisitions(3)	$362.3	$19.2	$381.5	33.9%	6.8%
Dispositions(4)	340.9	41.4	382.3	16.4%	4.3%
Total			$763.8

YTD - 2016
Acquisitions(3)	$559.5	$32.3	$591.8	30.1%	6.3%
Dispositions(4)	638.7	103.8	742.5	20.5%	4.8%
Total			$1,334.3
(1) Kennedy Wilson's ownership is shown on a weighted-average basis based upon the aggregate purchase/sale price of each investment and Kennedy Wilson's ownership in each investment at the time of acquisition/disposition. Kennedy Wilson ownership of KWE investment transactions is based upon Kennedy Wilson's 21.6% ownership of KWE as of June 30, 2016.
(2) Cap rate includes only stabilized income-producing properties. During 2Q-2016, one unstabilized income-producing office property was acquired by KWE for $72.1 million. Please see "common definitions" for a definition of cap rate.
(3) The three and six months ended June 30, 2016 includes $223.4 million and $250.0 million of acquisitions by KWE, respectively.

(4)	The three and six months ended June 30, 2016 includes $26.0 million and $249.2 million of dispositions by KWE, respectively.
Investment Management and Real Estate Services Business
This segment earns fees primarily from its investment management business along with its real estate services activities. For 2Q-2016, the Company's Investment Management and Real Estate Services segment reported the following results:

	2Q		YTD
($ amounts in millions)	2016	2015	2016	2015
GAAP Results
Investment Management, Property Services, and Research Fees	$13.5	$15.5	32.6	31.9

Non-GAAP Results
Adjusted Fees (1)(2)	$32.1	$36.7	62.1	63.8
Adjusted EBITDA	17.3	20.1	30.1	32.9
(1) Adjusted Fees earned from KWE were $5.8 million and $14.5 million for the three months ended June 30, 2016 and 2015, respectively, and $11.6 million and $19.9 million for the six months ended June 30, 2016 and 2015, respectively. Adjusted Fees includes accrued performance fees related to KWE of $0 for each of the three and six months ended June 30, 2016 and $8.6 million for each of the three and six months ended June 30, 2015.
(2) Adjusted fees includes $15.3 million and $17.3 million for the three months ended June 30, 2016 and 2015, respectively, and $22.8 million and $24.3 million for the six months ended June 30, 2016 and 2015, respectively, of fees earned but eliminated in consolidation.
Share Repurchase
On February 25, 2016, the Company announced a $100 million share repurchase plan authorized by the Company's Board of Directors. During the second quarter of 2016, the Company repurchased 1.2 million shares of common stock for $23 million, resulting in a total of 1.4 million shares repurchased for $28 million since the authorization of the share repurchase plan. Future purchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of the repurchases depending on market conditions and subject to the Company's discretion.
Brexit
On June 23, 2016, a UK Referendum resulted in an advisory vote to end the UK’s membership in the European Union. Given the short period of time since the referendum result, it is too early to tell what the impact of the decision to leave the EU will be on the real estate investment and leasing markets in the UK. As of June 30, 2016, the Company had 21% of its investment account invested in the UK. Approximately 81% of the Company's UK investments are through KWE. KWE’s UK portfolio includes 218 assets and an extremely diverse tenant base with 95% occupancy and a weighted-average lease to break of 6.3 years. In particular, KWE has no exposure to City of London or Canary Wharf assets and financial services tenants account for a small percentage of NOI and are not based in Central London. In addition, there was a significant decline of the GBP against the USD in the immediate aftermath of the vote.
Foreign Currency Fluctuations and Hedging
During the quarter, the net decrease in equity value related to fluctuations in foreign currency and related hedges (in the GBP, EUR and JPY) was $13 million, including a decrease of $37 million related to investments in foreign currency, offset by an increase of $24 million related to corresponding hedges. Additionally, the Company has received $23 million in cash from unwinding and re-structuring of its hedges during the first six months of 2016.
Subsequent Events
Subsequent to June 30, 2016, the Company acquired a 430-unit wholly-owned multifamily property in the Seattle suburb of Auburn, Washington for $81 million.  The Company invested $19 million of equity (inclusive of closing costs) in the transaction.  During the same period, the Company and its equity partners sold two multifamily properties totaling 680 units located in northern California in separate transactions for gross sales proceeds of $207 million, total net proceeds of $116 million and a total cash profit of $108 million. Kennedy Wilson received $24 million in net proceeds (including promoted interests) from these transactions equating to an approximately $20 million cash profit over the life of these investments and a 3.9x equity multiple to Kennedy Wilson.

Results of Operations
KW Group Consolidated Financial Results: Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

	Three Months Ended June 30, 2016
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$120.3	$—	$—	$120.3
Hotel	26.8	—	—	26.8
Fees	—	13.5	—	13.5
Sale of real estate	12.3	—	—	12.3
Loans and other	3.6	—	—	3.6
Total Revenue	163.0	13.5	—	176.5
Operating expenses	(86.1)	(13.5)	(20.1)	(119.7)
Depreciation expense	(48.9)	—	—	(48.9)
Income from unconsolidated investments, net of depreciation and amortization	7.2	1.2	—	8.4
Operating income (loss)	35.2	1.2	(20.1)	16.3
Non-operating income (expense):
Gain on sale of real estate	16.1	—	—	16.1
Acquisition related gains	8.6	—	—	8.6
Acquisition - related expenses	(6.3)	—	—	(6.3)
Interest expense - interest	(33.6)	—	—	(33.6)
Interest expense - corporate	—	—	(12.2)	(12.2)
Other non-operating expenses	5.0	—	—	5.0
(Benefit from) provision for income taxes	(3.2)	—	7.1	3.9
Total non-operating income (loss)	(13.4)	—	(5.1)	(18.5)
Net income (loss)	21.8	1.2	(25.2)	(2.2)
Add back (less):
Interest expense-investment	33.6	—	—	33.6
Interest expense-corporate	—	—	12.2	12.2
Kennedy Wilson's share of interest expense included in unconsolidated investments	6.1	0.1	—	6.2
Depreciation and amortization	48.9	—	—	48.9
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	4.6	0.7	—	5.3
Provision for income taxes	3.2	—	(7.1)	(3.9)
Fees eliminated in consolidation	(15.3)	15.3	—	—
Consolidated EBITDA (1)	102.9	17.3	(20.1)	100.1
Add back (less):
EBITDA attributable to noncontrolling interests(2)	(41.3)	—	—	(41.3)
Stock based compensation	—	—	14.7	14.7
Adjusted EBITDA(1)	$61.6	$17.3	$(5.4)	$73.5
(1)See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Consolidated EBITDA and Adjusted EBITDA
(2)$42.5 million of depreciation, amortization, taxes and interest for the three months ended June 30, 2016.

	Three Months Ended June 30, 2015
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total

Revenue
Rental	$98.3	$—	$—	$98.3
Hotel	23.3	—	—	23.3
Investment management and real estate services fees	—	15.5	—	15.5
Sale of real estate	—	—	—	—
Loans and other	3.4	—	—	3.4
Total Revenue	125.0	15.5	—	140.5
Operating expenses	(73.7)	(13.7)	(16.5)	(103.9)
Depreciation expense	(38.0)	—	—	(38.0)
Income from unconsolidated investments, net of depreciation and amortization	15.9	1.1		17.0
Operating income (loss)	29.2	2.9	(16.5)	15.6
Non-operating income (expense):
Gain on sale of real estate	34.5	—	—	34.5
Acquisition - related gains	53.1	—	—	53.1
Acquisition- related expenses	(2.0)	—	—	(2.0)
Interest expense - investments	(27.2)	—	—	(27.2)
Interest expense - corporate	—	—	(10.8)	(10.8)
Other non-operating expenses	2.8	—		2.8
Provision for income taxes	—	—	(36.1)	(36.1)
Total non-operating loss	61.2	—	(46.9)	14.3
Net income (loss)	90.4	2.9	(63.4)	29.9
Add back (less):
Interest expense-investment	27.2	—	—	27.2
Interest expense-corporate	—	—	10.8	10.8
Kennedy Wilson's share of interest expense included in unconsolidated investments	7.0	0.2	—	7.2
Depreciation and amortization	38.0	—	—	38.0
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	7.7	0.7	—	8.4
Benefit from income taxes	—	—	36.1	36.1
Fees eliminated in consolidation	(17.3)	17.3	—	—
Consolidated EBITDA (1)	153.0	21.1	(16.5)	157.6
Add back (less):
EBITDA attributable to noncontrolling interests(2)	(50.6)	(1.0)	—	(51.6)
Stock based compensation	—	—	6.8	6.8
Adjusted EBITDA(1)	$102.4	$20.1	$(9.7)	$112.8
(1)See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Consolidated EBITDA and Adjusted EBITDA
(2)$53.5 million of depreciation, amortization and interest for the three months ended June 30, 2015.
GAAP net loss to common shareholders was a loss of $1.6 million and income of $31.2 million for the second quarter of 2016 and 2015, respectively. Adjusted EBITDA was $73.5 million and $112.8 million for the second quarter of 2016 and 2015, respectively.
For same property multifamily units, total revenues increased 8.3%, net operating income increased 10.5% and occupancy stayed flat at 94.6% from the same period in 2015. For same property commercial real estate, total revenues increased 1.1%, net operating income decreased 0.7% and occupancy increased 1.7% to 94.5% from the same period in 2015.

A significant portion of our investments are in foreign currencies. We do not hedge future operations or cash flows so changes in foreign currency rates will have an impact on our results of operations. We have included the table below to illustrate the impact these fluctuations have had on our revenues and Adjusted EBITDA by applying the applicable exchange rates for the prior period. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of risks relating to foreign currency and our hedging strategy and the "Other Comprehensive Income" section below for a discussion of the balance sheet impact of foreign currency movements on our results of operations.

	Three Months Ended June 30, 2016
	Investments	Services	Total
Revenues	(4)%	—%	(4)%
Net Income	(7)%	25%	18%
Adjusted EBITDA	(1)%	(1)%	(2)%

	Three Months Ended June 30, 2015
	Investments	Services	Total
Revenues	(7)%	(1)%	(8)%
Net Income	—%	(7)%	(7)%
Adjusted EBITDA	(1)%	(2)%	(3)%
Revenues
Investments Segment Revenues
Rental income was $120.3 million for the three months ended June 30, 2016 as compared to $98.3 million for the same period in 2015. The $22.0 million increase is primarily due to new acquisitions, mainly at KWE, subsequent to the second quarter of 2015.
Hotel income was $26.8 million for the three months ended June 30, 2016 as compared to $23.3 million for the same period in 2015. The $3.5 million increase is primarily due to improved operating performance at the Shelbourne Hotel in Dublin, Ireland mainly through increases in average daily rates and occupancy as compared to the prior period.
    Loan and other income was $3.6 million for the three months ended June 30, 2016 as compared to $3.4 million for the same period in 2015.
During the three months ended June 30, 2016 we sold one condo unit and a vacant lot which resulted in $12.3 million of sales proceeds with no comparable activity in the prior period.
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

•	brokerage services, including innovative marketing programs tailored to client objectives for all types of investment grade and income-producing real estate.

The following table shows Adjusted Fees for the three month periods ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,
(dollars in millions)	2016	2015
Investment management and real estate services fees	13.5	15.5
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation(1)	15.3	17.3
Kennedy Wilson's share of fees in unconsolidated service businesses	3.3	3.9
Adjusted Fees(2)	$32.1	$36.7
(1) The three months ended June 30, 2016 and 2015 include $8.9 million and $13.3 million, respectively, of fees recognized in net (income) loss attributable to noncontrolling interests relating to the portion of fees paid by noncontrolling interest holders in KWE and equity partner investments.
(2)See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Adjusted Fees.

Investment management and real estate services fees were $13.5 million during the three months ended June 30, 2016 as compared to $15.5 million for the same period in 2015.

Fees earned from investments that were eliminated in consolidation totaled $15.3 million during the three months ended June 30, 2016 as compared to $17.3 million for the same period in 2015. In accordance with U.S. GAAP, these fees were excluded from total fees of $13.5 million and $15.5 million, respectively.

The table below shows Adjusted Fees from investment management and real estate related services and the types of fee for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,
Fee Description	2016	2015
Property Services and Research	$11.5	$11.6
Investment Management - Base	11.1	10.2
Investment Management - Performance	9.5	12.7
Investment Management - Acquisition / Disposition	—	2.2
Investment Management - Total	20.6	25.1
Total Adjusted Fees(1)	$32.1	$36.7
(1)See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Adjusted Fees.

Investment management
Investment management generated adjusted fees of $20.6 million during the three months ended June 30, 2016 as compared to $25.1 million for the same period in 2015. The decrease is primarily attributable to $8.6 million of accrued performance fee related to our management of KWE in 2015. No such accrual has been made through June 30, 2016. However, in the three months ended June 30 2016, we had increases in our base management fees from our fund management business, earned a performance fee on sale of an Irish office building and accrued performance fees relating to KW Fund IV.
Real estate related services
Real estate related services had fees of $11.5 million and $11.6 million during the three months ended June 30, 2016 and 2015.
Operating Expenses
Investments Segment Operating Expenses
Operating expenses for the three months ended June 30, 2016 increased to $135.0 million compared to $111.7 million for the same period in 2015. The increase is primarily attributable to the following:

Rental operating expenses increased by $8.3 million, and depreciation and amortization increased by $10.9 million primarily due to new acquisitions mainly at KWE, subsequent to the second quarter of 2015.
Additionally, during the three months ended June 30, 2016 we sold one condo unit and a vacant lot which resulted in $9.2 million of sale-related costs.
Investment Management and Real Estate Services Segment Operating Expenses
Operating expenses for the three months ended June 30, 2016 were flat at $13.5 million as compared to $13.7 million for the same period in 2015.
Corporate Operating Expenses
Operating expenses for the three months ended June 30, 2016 were approximately $20.1 million as compared to $16.5 million for the same period in 2015. The increase is primarily related to compensation and related expenses as a result of the vesting of 60% of the restricted shares granted to employees during 2012.
Income from Unconsolidated Investments
Investments Segment Income from Unconsolidated Investments
During the three months ended June 30, 2016, income from unconsolidated investments (which includes both joint-venture investments and loan pool participations) was $7.2 million as compared to $15.9 million for the same period in 2015. The prior period included a $12.9 million fair value increase in our VHH portfolio compared to $3.8 million during the three months ended June 30, 2016.
Investment Management and Real Estate Services Segment Income from Unconsolidated Investments
During the three months ended June 30, 2016, income from unconsolidated investments was $1.2 million compared to $1.1 million in 2015. The income recognized relates to our approximate 5% interest in a loan servicing platform in Spain with approximately €23.0 billion of assets under management.
Non-operating Items
Gains on sale of real estate was $16.1 million for the three months ended June 30, 2016 compared to $34.5 million during the same period in 2015. The gain recognized during the three months ended June 30, 2016 relates primarily to the sale of an office property in Ireland. The gain recognized during the three months ended June 30, 2015 relates primarily to the sale of our investment in our Japanese multifamily portfolio.
Acquisition-related expenses were $6.3 million for the three months ended June 30, 2016 compared to $2.0 million during the same period in 2015. During the three months ended June 30, 2016, KWE incurred additional acquisition related-expenses related to its increased acquisition activity in the period. The acquisition costs relate to professional fees and the payment of stamp duty taxes in the United Kingdom and Ireland.
Interest expense associated with corporate debt was $12.2 million for the three months ended June 30, 2016 as compared to $10.8 million for the same period in 2015. During the second quarter of 2016, our line of credit was utilized for a longer period as compared to the second quarter of 2015 which led to increased interest expense.
Interest expense associated with investment debt was $33.6 million for the three months ended June 30, 2016 as compared to $27.2 million for the same period in 2015. The increase is due to acquisitions, mainly at KWE, subsequent to the second quarter of 2015.
Other income was $5.0 million for the three months ended June 30, 2016 as compared to $2.8 million for the same period in 2015. The increase is due to realized gains on foreign currency derivative investments that were not designated as net investment hedges.
During the three months ended June 30, 2016, KW Group generated pretax book loss of $6.1 million related to its global operations and recorded a tax benefit of $3.9 million. The difference between the U.S. federal rate of 35% and the Company's effective rate is primarily attributable to the release of valuation allowance as new evidence indicates that it is now more likely than not certain net operating losses in the United Kingdom will be realizable.
We had net loss of $1.1 million attributable to noncontrolling interests during the three months ended June 30, 2016 compared to $1.9 million net loss during the three months ended June 30, 2015.
Preferred dividends and accretion of preferred stock issue costs were $0.5 million for the three months ended June 30, 2016 as compared to $0.6 million for the same period in 2015. The decrease is due to the mandatory conversion of the Series A preferred stock into 8,554,948 common shares during the second quarter of 2015.

Other Comprehensive Income
The two major components that drive the change in other comprehensive income are the change in foreign currency rates and the gains or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the three months ended June 30, 2016 and 2015.

(Dollars in millions)	Three Months Ended June 30,
	2016	2015
Unrealized foreign currency translation (loss) gain, net of noncontrolling interests and tax	$(14.9)	$19.2
Amounts reclassified out of accumulated other comprehensive income during the period	1.1	2.3
Unrealized foreign currency derivative contract gain (loss), net of noncontrolling interests and tax	4.0	(6.7)
Other comprehensive (loss) income	$(9.8)	$14.8
The main currencies that we have exposure to are the euro, pound sterling and the yen. The table below represents the change in rates over the three months ended June 30, 2016 and 2015 as compared to the U.S. Dollar:

	Three Months Ended June 30,
	2016	2015
Euro	(3.0)%	3.0%
GBP	(7.0)%	6.0%
Yen	8.0%	(2.0)%
Other comprehensive income (loss), net of taxes and noncontrolling interests, for the three months ended June 30, 2016 and 2015 was a loss of $9.8 million and income of $14.8 million, respectively.  The unrealized foreign currency translation loss, net of taxes and noncontrolling interests, was a loss of $14.9 million and a gain of $19.2 million for the three months ended June 30, 2016 and 2015, respectively. The losses relating to unrealized foreign currency translation increased during the current period due to the decline of the GBP stemming from the Brexit vote.
The unrealized foreign currency derivative contract gain (loss), net of taxes and non-controlling interests, during the current quarter was a gain of $4.0 million and a loss of $6.7 million for the three months ended June 30, 2016 and 2015, respectively. The gain in the current quarter relates to the increased value of these derivative contracts due to the strengthening of the U.S. dollar against the British pound sterling. The loss in the prior period relates to the weakening of the dollar against the foreign currencies in which the Company was invested.
Amounts reclassified out of accumulated other comprehensive income are for amounts that are moved out of other comprehensive income and recognized on the statement of operations. Although there is activity for the period the amounts reclassified are inception-to-date, and, accordingly, they are not indicative of current period movements. The reclassification for the current period relates to sale of an office building in Ireland.

KW Group Consolidated Financial Results: Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

	Six Months Ended June 30, 2016
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$240.2	$—	$—	$240.2
Hotel	55.9	—	—	55.9
Fees	—	32.6	—	32.6
Sale of real estate	14.2	—	—	14.2
Loans and other	5.8	—	—	5.8
Total Revenue	316.1	32.6	—	348.7
Operating expenses	(161.3)	(29.4)	(43.5)	(234.2)
Depreciation expense	(97.3)	—	—	(97.3)
Income from unconsolidated investments, net of depreciation and amortization	25.3	2.3	—	27.6
Operating income (loss)	82.8	5.5	(43.5)	44.8
Non-operating income (expense):
Gain on sale of real estate	54.5	—	—	54.5
Acquisition - related gains	8.6	—	—	8.6
Acquisition - related expenses	(8.4)	—	—	(8.4)
Interest expense - interest	(66.1)	—	—	(66.1)
Interest expense - corporate	—	—	(24.3)	(24.3)
Other non-operating expenses	5.7	—	—	5.7
(Benefit from) provision for income taxes	(4.2)	—	7.6	3.4
Total non-operating income (loss)	(9.9)	—	(16.7)	(26.6)
Net income (loss)	72.9	5.5	(60.2)	18.2
Add back (less):
Interest expense-investment	66.1	—	—	66.1
Interest expense-corporate	—	—	24.3	24.3
Kennedy Wilson's share of interest expense included in unconsolidated investments	11.9	0.4	—	12.3
Depreciation and amortization	97.3	—	—	97.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	9.1	1.4	—	10.5
Provision for income taxes	4.2	—	(7.6)	(3.4)
Fees eliminated in consolidation	(22.8)	22.8	—	—
Consolidated EBITDA (1)	238.7	30.1	(43.5)	225.3
Add back (less):
EBITDA attributable to noncontrolling interests(2)	(112.2)	—	—	(112.2)
Stock based compensation	—	—	32.2	32.2
Adjusted EBITDA(1)	$126.5	$30.1	$(11.3)	$145.3
(1)See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Consolidated EBITDA and Adjusted EBITDA
(2)$86.0 million of depreciation, amortization, taxes and interest for the six months ended June 30, 2016.

	Six Months Ended June 30, 2015
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total

Revenue
Rental	$188.7	$—	$—	$188.7
Hotel	46.7	—	—	46.7
Investment management and real estate services fees	—	31.9	—	31.9
Sale of real estate	2.1	—	—	2.1
Loans and other	8.8	—	—	8.8
Total Revenue	246.3	31.9	—	278.2
Operating expenses	(133.5)	(28.1)	(27.1)	(188.7)
Depreciation expense	(74.6)	—	—	(74.6)
Income from unconsolidated investments, net of depreciation and amortization	25.6	2.6		28.2
Operating income (loss)	63.8	6.4	(27.1)	43.1
Non-operating income (expense):
Gain on sale of real estate	40.1	—	—	40.1
Acquisition - related gains	57.3	—	—	57.3
Acquisition- related expenses	(20.1)	—	—	(20.1)
Interest expense - investments	(46.6)	—	—	(46.6)
Interest expense - corporate	—	—	(23.8)	(23.8)
Other non-operating expenses	3.6	—	—	3.6
Benefit from income taxes	—	—	(28.0)	(28.0)
Total non-operating loss	34.3	—	(51.8)	(17.5)
Net income (loss)	98.1	6.4	(78.9)	25.6
Add back (less):
Interest expense-investment	46.6	—	—	46.6
Interest expense-corporate	—	—	23.8	23.8
Kennedy Wilson's share of interest expense included in unconsolidated investments	13.2	0.4	—	13.6
Depreciation and amortization	74.6	—	—	74.6
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	15.8	1.4	—	17.2
Benefit from income taxes	—	—	28.0	28.0
Fees eliminated in consolidation	(24.3)	24.3	—	—
Consolidated EBITDA (1)	224.0	32.5	(27.1)	229.4
Add back (less):
EBITDA attributable to noncontrolling interests(2)	(77.4)	0.4	—	(77.0)
Stock based compensation	—	—	14.1	14.1
Adjusted EBITDA(1)	$146.6	$32.9	$(13.0)	$166.5
(1)See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Consolidated EBITDA and Adjusted EBITDA
(2)$81.7 million of depreciation, amortization and interest for the six months ended June 30, 2015.
GAAP net (loss) income to common shareholders was a loss of $9.1 million and income of $27.7 million for the six months ended June 30, 2016 and 2015, respectively. Adjusted EBITDA was $145.3 million for the six months ended June 30, 2016 and $166.5 million for the same period in 2015.

For same property multifamily units, total revenues increased 8.5%, net operating income increased 10.8% and occupancy remained flat at 94.6% from the same period in 2015. For same property commercial real estate, total revenues increased 0.2%, net operating income decreased 2.4% and occupancy increased 1.4% to 94.8% from the same period in 2015.
A significant portion of our investments are in foreign currencies. We do not hedge future operations or cash flows so changes in foreign currency rates will have an impact on our results of operations. We have included the table below to illustrate the impact these fluctuations have had on our revenues and Adjusted EBITDA by applying the applicable exchange rates for the prior period. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of risks relating to foreign currency and our hedging strategy and the "Other Comprehensive Income" section below for a discussion of the balance sheet impact of foreign currency movements on our results of operations.

	Six Months Ended June 30, 2016
	Investments	Services	Total
Revenues	(4)%	—%	(4)%
Net Income	10%	10%	20%
Adjusted EBITDA	(1)%	(1)%	(2)%

	Six Months Ended June 30, 2015
	Investments	Services	Total
Revenues	(7)%	(1)%	(8)%
Net Income	(1)%	(14)%	(15)%
Adjusted EBITDA	(1)%	(2)%	(3)%
Revenues
Investments Segment Revenues
Rental income was $240.2 million for the six months ended June 30, 2016 as compared to $188.7 million for the same period in 2015. The $51.5 million increase is primarily due to new acquisitions, mainly at KWE, subsequent to the second quarter of 2015.
Hotel income was $55.9 million for the six months ended June 30, 2016 as compared to $46.7 million for the same period in 2015. The $9.2 million increase is primarily due to improved operating performance at the Shelbourne in Dublin, Ireland and improved winter conditions at Ritz Carlton, Lake Tahoe in the first quarter, mainly through increases in average daily rates and occupancy as compared to the prior period.
    Loan and other income was $5.8 million for the six months ended June 30, 2016 as compared to $8.8 million for the same period in 2015. The decrease in income was mainly due to borrowers repaying their loans in 2015.
During the year ended June 30, 2016 we sold two condo units and a vacant lot which resulted in $14.2 million of proceeds from sale of costs with one condo sale generating $2.1 million in proceeds in the prior period.
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

•	brokerage services, including innovative marketing programs tailored to client objectives for all types of investment grade and income-producing real estate.

The following table shows Adjusted Fees for the six month periods ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
(dollars in millions)	2016	2015
Investment management and real estate services fees	32.6	31.9
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation(1)	22.8	24.3
Kennedy Wilson's share of fees in unconsolidated service businesses	6.7	7.6
Adjusted Fees(2)	$62.1	$63.8
(1) The six months ended June 30, 2016 and 2015 include $14.1 million and $18.2 million, respectively, of fees recognized in net (income) loss attributable to noncontrolling interests relating to the portion of fees paid by noncontrolling interest holders in KWE and equity partner investments.
(2)See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Adjusted Fees.

Investment management and real estate services fees increased to $32.6 million during the six months ended June 30, 2016 as compared to $31.9 million for the same period in 2015.

Fees earned from investments that were eliminated in consolidation totaled $6.7 million compared to $7.6 million for the same period in 2015. In accordance with U.S. GAAP, these fees were excluded from total fees of $32.6 million and $31.9 million, respectively.

The tables below shows Adjusted Fees from investment management and real estate related services for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
Fee Description	2016	2015
Property Services and Research	$24.2	$23.7
Investment Management - Base	21.7	19.4
Investment Management - Performance	16.0	18.5
Investment Management - Acquisition / Disposition	0.2	2.2
Investment Management - Total	37.9	40.1
Total Adjusted Fees(1)	$62.1	$63.8
(1)See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Adjusted Fees.

Investment management
Investment management generated adjusted fees of $37.9 million during the six months ended June 30, 2016 as compared to $40.1 million for the same period in 2015. The decrease is primarily attributable to $8.6 million of accrued performance fee related to our management of KWE in 2015. No such accrual has been made through June 30, 2016. However, this was substantially offset during the six months ended June 30, 2016 by increases in our base management fees primarily from our fund management business, a performance fee earned on the sale of an Irish office building and accrued performance fees relating to KW Fund IV.
Real estate related services
Real estate related services had fees of $24.2 million and $23.7 million during the six months ended June 30, 2016 and 2015. The increase in the current period is due to construction management fees earned from partners on some of our ongoing development initiatives.
Operating Expenses
Investments Segment Operating Expenses
Operating expenses for the six months ended June 30, 2016 increased to $258.6 million compared to $208.1 million for the same period in 2015. The increase is primarily attributable to the following:

Rental operating expenses increased by $14.7 million, and depreciation and amortization increased by $22.7 million primarily due to new acquisitions mainly at KWE, subsequent to the second quarter of 2015.
Additionally, during the year ended June 30, 2016 we sold two condo unit and a vacant lot which resulted in $10.6 million of sale-related costs as compared to one condo sale and $1.5 million in sale related costs in the prior period.
Investment Management and Real Estate Services Segment Operating Expenses
Operating expenses for the six months ended June 30, 2016 were $29.4 million as compared to $28.1 million for the same period in 2015 due to the growth in our investment management and real estate services segment. As a result of the growth there was an increase in compensation and general and administrative expenses in this segment.
Corporate Operating Expenses
Operating expenses for the six months ended June 30, 2016 were approximately $43.5 million as compared to $27.1 million for the same period in 2015. The increase is primarily related to the vesting of 60% of the restricted shares granted to employees during 2012.
Income from Unconsolidated Investments
Investments Segment Income from Unconsolidated Investments
During the six months ended June 30, 2016, income from unconsolidated investments (which includes both joint-venture investments and loan pool participations) was $25.3 million as compared to $25.6 million for the same period in 2015.
Investment Management and Real Estate Services Segment Income from Unconsolidated Investments
During the six months ended June 30, 2016, income from unconsolidated investments was $2.3 million compared to $2.6 million in 2015. The income recognized relates to our approximate 5% interest in a loan servicing platform in Spain with approximately €23.0 billion of assets under management.
Non-operating Items
Gains on sale of real estate was $54.5 million for the six months ended June 30, 2016 compared to $40.1 million during the same period in 2015. The gain recognized during the six months ended June 30, 2016 relates primarily to the sale of a commercial property in the United Kingdom, a commercial property in Ireland and the sale of 20 commercial properties by KWE. The gain during 2015 relates primarily to the sale of our investment in our Japanese multifamily portfolio.
Acquisition-related expenses were $8.4 million for the six months ended June 30, 2016 compared to $20.1 million during the same period in 2015. During 2015 KWE incurred stamp duty expenses related to its increased acquisition activity in the period.
Interest expense associated with corporate debt was $24.3 million for the six months ended June 30, 2016 as compared to $23.8 million for the same period in 2015. During the six months ended June 30, 2016, our line of credit was utilized for a longer period as compared to 2015.
Interest expense associated with investment debt was $66.1 million for the three months ended June 30, 2016 as compared to $46.6 million for the same period in 2015. The increase is due to acquisitions, mainly at KWE, subsequent to the second quarter of 2015.
Other income was $5.7 million for the six months ended June 30, 2016 as compared to $3.6 million for the same period in 2015. The increase is due to higher realized gains on foreign currency derivative investments that were not designated as net investment hedges.
During the six months ended June 30, 2016, KW Group generated pretax book income of $14.8 million related to its global operations and recorded a tax benefit of $3.4 million. The difference between the U.S. federal rate of 35% and the Company's effective rate is primarily attributable to income earned by noncontrolling interests, which is generally not subject to corporate taxes.  In addition, our effective tax rate was favorably impacted by a release of the valuation allowance on certain UK operating loss carryovers, as well as capital gains realized from the sale of real estate in the United Kingdom and Ireland, the majority of which not subject to corporate taxes.
We had net income of $26.2 million attributable to noncontrolling interests during the six months ended June 30, 2016 compared to $4.7 million net loss during the six months ended June 30, 2015. The increase during the current period is due to gains on sales of properties and lower acquisition related expenses.
Preferred dividends and accretion of preferred stock issue costs were $1.1 million for the six months ended June 30, 2016 as compared to $2.6 million for the same period in 2015. The decrease is due to the mandatory conversion of the Series A preferred stock into 8,554,948 common shares during the second quarter of 2015.

Other Comprehensive Income
The two major components that drive the change in other comprehensive income are the change in foreign currency rates and the gains or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the six months ended June 30, 2016 and 2015.

(Dollars in millions)	Six Months Ended June 30,
	2016	2015
Unrealized foreign currency translation (loss) gain, net of noncontrolling interests and tax	$(7.4)	$(12.6)
Amounts reclassified out of accumulated other comprehensive income during the period	1.1	2.3
Unrealized foreign currency derivative contract (loss) gain, net of noncontrolling interests and tax	(2.6)	4.8
Unrealized gain marketable securities, net of noncontrolling interests and tax	0.1	—
Other comprehensive loss	$(8.8)	$(5.5)
The main currencies that we have exposure to are the euro, pound sterling and the yen. The table below represents the change in rates over the six months ended June 30, 2016 and 2015 as compared to the U.S. Dollar:

	Six Months Ended June 30,
	2016	2015
Euro	2.0%	(8.0)%
GBP	(10.0)%	1.0%
Yen	14.0%	(2.0)%
Other comprehensive income (loss), net of taxes and noncontrolling interests, for the six months ended June 30, 2016 and 2015 was a loss of $8.8 million and $5.5 million, respectively.  The unrealized foreign currency translation loss, net of taxes and noncontrolling interests, was a loss of $7.4 million and $12.6 million for the six months ended June 30, 2016 and 2015, respectively. The losses relating to unrealized foreign currency translation decreased during the current period as only the pound sterling weakened against the U.S. Dollar, primarily as a result of Brexit, and we had lower exposure to foreign currencies with the sale of our Japanese multifamily portfolio in the second quarter of 2015.
The unrealized foreign currency derivative contract gain (loss), net of taxes and non-controlling interests, for the six months ended June 30, 2016 and 2015 was a $2.6 million loss and $4.8 million gain, respectively. The loss in the current year relates to the decreased value of these derivative contracts due to the strengthening of the euro against the British pound sterling on hedges that KWE holds on its Euro denominated assets which was offset by the strengthening of the dollar against the GBP on the Company's investment in KWE during the six months ended June 30, 2016. The prior period gains relate to the strengthening of the U.S. Dollar in relation to all the foreign currencies the Company invests in.
Amounts reclassified out of accumulated other comprehensive income are for amounts that are moved out of other comprehensive income and recognized on the statement of operations. Although there is activity for the period the amounts reclassified are inception-to-date, and, accordingly, they are not indicative of current period movements. The reclassification for the current period relates to the resolution of European loan pools and the sale of an office property in Ireland during the year. The prior period included amounts relating to the sale of the Company's Japanese multifamily portfolio.

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
We believe that our existing cash and cash equivalents plus capital generated from our IMRES business, sales of real estate owned, collections from loans and loan pools, as well as availability on our current revolving lines of credit ($100.0 million outstanding as of June 30, 2016), will provide us with sufficient capital requirements to maintain our current portfolio for at least the next twelve months. As of June 30, 2016, we and our consolidated subsidiaries (including KWE) had approximately $1.4 billion of potential liquidity, which includes approximately $573.0 million of availability under lines of credit and $856.0 million of cash for KWH and KWE, collectively.
Our need to raise funds from time to time to meet our capital requirements will depend on many factors, including the success and pace of the implementation of our strategy for strategic and accretive growth. Additionally, we may opportunistically seek to raise capital (equity or debt) when we believe market conditions are favorable and consistent with our growth strategy.  In addition, we may seek third party financing to the extent that we engage in additional strategic investments, including capital necessary to execute potential development or redevelopment strategies or acquisition of real estate, note portfolios, or other real estate related companies or real estate related securities.
    Development and redevelopment
Kennedy Wilson has a number of development, redevelopment and entitlement projects that are underway or in the planning stages.  These initiatives may ultimately result in 1,814 multifamily units, 466,000 commercial rentable square feet, and 400 residential units, along with substantial upgrades to certain multifamily and commercial properties and hotels (figures excludes similar projects owned by KWE). If these projects were brought to completion the estimated remaining capital would be approximately $1.1 billion which we expect would be funded through our existing equity, third party equity, project sales and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. As of June 30, 2016, we expect to invest $58.3 million cash commitments to develop to completion or complete the entitlement process on these projects. These figures are budgeted costs and are subject to change. We and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process.  In many cases, we allocated little to no basis to the land that was acquired in conjunction with nearby income producing properties.
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

Under our current joint venture strategy (unconsolidated investment), we generally contribute property expertise and a fully funded initial cash contribution, with commitments to provide additional funding. Accordingly, we generally do not have significant capital commitments with unconsolidated entities. As of June 30, 2016, we have unfulfilled capital commitments totaling $43.2 million to our unconsolidated investments.

Foreign subsidiaries
We have subsidiaries in the United Kingdom, Ireland, Luxembourg, Spain and Jersey which manage our European real estate investments.  We also have subsidiaries that operate hotel businesses in Ireland and Scotland. As of June 30, 2016, two of our subsidiaries in Ireland have positive, accumulated earnings of $4.6 million.  U.S. domestic taxes have not been provided on amounts earned by such Irish companies since it is our plan to indefinitely reinvest amounts earned by these subsidiaries. If these earnings were repatriated to the United States, additional U.S. domestic taxes of $1.0 million would be incurred.

Cash Flows
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions from our unconsolidated investments, revenues from our IMRES business net of operating expenses and other general and administrative costs.  Substantially all cash flows used in operations of $10.5 million and $37.3 million for the six months June 30, 2016 and 2015, respectively, are due to the payment of annual discretionary compensation during the first quarter in both periods and interest expense to fund our investment business. These amounts are offset from lease payments derived from our rental properties and operating distributions from our unconsolidated investments.
Investing
Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in unconsolidated investments, capital expenditures, purchases of loans secured by real estate, as well as return of capital investments from dispositions or refinances on our investments and resolutions in our loan participations and loan pools. Net cash provided by investing activities totaled $119.4 million for the six months ended June 30, 2016. KW Group invested $447.5 million for purchases and additions to real estate (including $357.6 million by KWE). KW Group collected $138.8 million on loans primarily from the sale of a portfolio of loans by KWE during the first quarter. In addition to this sale, KW Group received $183.4 million from the sale of real estate mainly in Europe (including $85.1 million by KWE).
Net cash used in investing activities totaled $772.9 million for the six months ended June 30, 2015. This was primarily due to $986.7 million of purchases and additions to real estate by KW Group (including $796.3 million by KWE) which mainly included 171 properties across the United Kingdom properties and one retail property in the United States. In addition, KW Group invested $233.5 million (including $194.8 million by KWE) primarily to fund our equity in a loan portfolio secured by eight hotels across the United Kingdom and a loan secured by a residential property also in the United Kingdom. The cash used in the aforementioned investing activities was offset by receipt of $504.0 million mainly from the sale of our Japanese multifamily portfolio.
Financing
Our net cash related to financing activities we generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash provided by financing activities totaled $273.0 million for the six months ended June 30, 2016.  KW Group received proceeds of $476.5 million from mortgage loans to finance and refinance consolidated property acquisitions (including $372.9 million by KWE) and drew $100.0 million on its line of credit. These were partially offset by repayment of $97.5 million of investment debt, of which $47.7 million were related to repayments by KWE and distributions of $73.5 million to noncontrolling interest holders.
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
Contractual Obligations and Commercial Commitments
At June 30, 2016, KW Group's contractual cash obligations, including debt and operating leases, included the following:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Borrowings: (1)(4)
Investment debt (2)(4)	$3,937.8	$122.3	$1,203.9	$333.3	$2,278.3
Line of credit	100.0	—	100.0	—	—
Senior notes (3)(4)	705.0	—	—	—	705.0
Total borrowings	4,742.8	122.3	1,303.9	333.3	2,983.3
Operating leases	10.3	1.5	4.9	2.4	1.5
Total contractual cash obligations	$4,753.1	$123.8	$1,308.8	$335.7	$2,984.8

(1) See notes 8-10 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: six months ending December 31, 2016 - $81.7; 1-3 years - $461.5; 4-5 years - $239.0; After 5 years - $369.3. The interest payments on variable rate debt have been calculated using the interest rate in effect at June 30, 2016.
(2) Excludes $2.7 of unamortized debt discount on investment debt.
(3) Excludes $2.3 of net unamortized debt discount on senior notes.

(4) Excludes $42.1 of unamortized loan fees.

At June 30, 2016, our share of contractual cash obligations (excluding amounts that are attributable to noncontrolling interests), including debt and operating leases, included the following:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Borrowings: (1)
Investment debt	$1,936.4	$40.1	$566.1	$229.7	$1,100.5
Line of credit	100.0	—	100.0	—	—
Senior notes (2)	705.0	—	—	—	705.0
Total borrowings	2,741.4	40.1	666.1	229.7	1,805.5
Operating leases	10.3	1.5	4.9	2.4	1.5
Total contractual cash obligations	$2,751.7	$41.6	$671.0	$232.1	$1,807.0

(1) See notes 8-10 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments.
(2) Excludes $2.3 of net unamortized debt discount on senior notes.

Indebtedness and Related Covenants
The following describes KWH's corporate indebtedness and related covenants.
Senior Notes Payable
In March 2014, Kennedy-Wilson, Inc., completed a public offering of $300.0 million aggregate principal amount of 5.875% Senior Notes due 2024 (the “2024 Notes”), for approximately $290.7 million, net of discount and estimated offering expenses. The 2024 Notes were issued pursuant to an indenture dated as of March 25, 2014, by and among Kennedy-Wilson, Inc., as issuer, and Wilmington Trust National Association, as trustee, as supplemented by a supplemental indenture, dated as of March 25, 2014, by and between Kennedy-Wilson, Inc. as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantors, and Wilmington Trust National Association, as trustee (the indenture, as so supplemented, the“2024 Indenture”). The issuer's obligations under the 2024 Notes are fully and unconditionally guaranteed by Kennedy-Wilson Holdings, Inc. and the subsidiary guarantors. At any time prior to April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at the redemption price specified in the 2024 Indenture, plus accrued and unpaid interest, if any, to the redemption date. Prior to April 1, 2017, the issuer may also redeem up to 35% of the 2024 Notes from the proceeds of certain equity offerings. Interest on the 2024 Notes accrues at a rate of 5.875% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2014. The 2024 Notes will mature on April 1, 2024. In November 2014, we completed an additional public offering of $350.0 million aggregate principal amount of 5.875% Senior Notes, due 2024. The Notes have substantially identical terms as the "2024 Notes" mentioned above, and are treated as a single series with the "2024 Notes" under the 2024 Indenture. The additional 2024 Notes were issued and sold at a public offering price of 100.0% of their principal amount, plus accrued interest from, and including, October 1, 2014. The 2024 Notes will mature on April 1, 2024. The amount of the 2024 Notes included in the accompanying consolidated balance sheets was $647.7 million at June 30, 2016.
In November and December 2012, Kennedy-Wilson, Inc. completed a public offering of $55.0 million aggregate principal amount of 7.750% Senior Notes due 2042 (the "2042 Notes"). The 2042 Notes were issued pursuant to an indenture dated as of November 28, 2012, by and among Kennedy-Wilson, Inc., as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantees and Wilmington Trust National Association, as trustee, as amended by various subsequent supplemental indentures. The issuer's obligations under the 2042 Notes are fully and unconditionally guaranteed by Kennedy Wilson and the subsidiary guarantors. At any time prior to December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. Interest on the 2042 Notes accrues at a rate of 7.750% per annum and is payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on March 1, 2013. The 2042 Notes will mature on December 1, 2042. The amount of the 2042 Notes included in the accompanying consolidated balance sheets was $55.0 million at June 30, 2016.
KWE Senior Notes Payable
In June 2015, KWE completed its inaugural bond offering ("KWE Bonds") of approximately $398.0 million (based on
June 30, 2016 rates) (£300 million) in 3.95% fixed-rate senior unsecured bonds due 2022. The KWE Bonds were issued at a discount and have a carrying value of $392.5 million at June 30, 2016. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros.

In addition, during the fourth quarter of 2015, KWE established a £2.0 billion (approximately $2.7 billion based on June 30, 2016 rates) Euro Medium Term Note Programme ("EMTN"). Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. During the fourth quarter of 2015 and second quarter of 2016, KWE drew down under its EMTN Programme, with the issuances of senior unsecured notes for an aggregate principal amount of approximately $609.0 million (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $604.8 million have an annual fixed coupon of 3.25%, and mature in 2025. The KWE Notes rank pari passu with the KWE Bonds, and are subject to the same restrictive covenants.

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

On December 10, 2015, Kennedy-Wilson, Inc. (the “Borrower”), a wholly-owned subsidiary of KWH entered into a $475.0 million unsecured revolving credit facility (the “KW Revolving Facility”) with a syndicate of lenders including JPMorgan Chase Bank, N.A., Deutsche Bank AG New York Branch, U.S. Bank N.A., East West Bank, Fifth Third Bank, The Governor and Company of the Bank of Ireland, Compass Bank and City National Bank and Bank of America, N.A., acting as administrative agent and letter of credit issuer. Loans under the KW Revolving Facility bear interest at a rate equal to LIBOR plus 2.50% or 3.00%, depending on the consolidated leverage ratio as of the applicable measurement date, and have a maturity date of December 10, 2018. Subject to certain conditions precedent and at the Borrower’s option, the maturity date of the KW Revolving Facility may be extended by one year. As of June 30, 2016, there was $100.0 million outstanding under the secured credit facility, and $375.0 million was still available.
KWE Facility
In August 2014, KWE entered into a three-year unsecured floating rate revolving debt facility ("KWE Facility") with Bank of America Merrill Lynch, Deutsche Bank, and J.P. Morgan Chase of approximately $298.5 million (£225 million) with a syndicate of banks. The KWE Facility requires KWE to maintain (i) a maximum consolidated leverage ratio (as defined in the revolving loan agreement) of no more than 60%; (ii) a minimum fixed charge coverage ratio where consolidated EBITDA to consolidated fixed charges is no less than 1.9 to 1.0 for the last four quarters; (iii) unencumbered assets of no less than 125% of the unsecured indebtedness (less cash & cash equivalents); and (iv) a maximum secured recourse indebtedness for consolidated secured recourse debt to not exceed 2.5% of total asset value at any time. As of June 30, 2016, there was $99.5 million (£75 million) outstanding under the unsecured credit facility, and $199.0 million (£150 million) unsecured credit facility was still available based on rates as of June 30, 2016.
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

As of June 30, 2016, our consolidated leverage ratio was 57.8%, its fixed charge coverage ratio was 3.2 to 1.00, its consolidated tangible net worth was $1,238.1 million, its adjusted secured leverage ratio was 42.7%, its secured recourse leverage ratio was 1.6%, its recourse leverage ratio was 0.70, and liquidity was $621.0 million. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by KWH and certain of its wholly-owned subsidiaries.
The indentures governing the 2024 Notes and 2042 Notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. As of June 30, 2016, the balance sheet leverage ratio was 0.75 to 1.00.
Off-Balance Sheet Arrangements
We have provided guarantees associated with loans secured by consolidated assets. At June 30, 2016, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $65.5 million. The guarantees expire through 2026, and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
As of June 30, 2016, we have unfulfilled capital commitments totaling $43.2 million to our unconsolidated investments. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
Please refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for discussion of our non-recourse carve-out guarantees arrangements, as there have been no material changes to that disclosure.
Certain Non-GAAP Measures and Reconciliations
The table below is a reconciliation of Non-GAAP measures to their most comparable GAAP measures. For the reconciliation of amounts relating the three and six months ended June 30, 2016 and 2015 see tables in Results of Operations section of the Management Discussion and Analysis.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2014	2013	2012	2014	2013	2012
Net income (loss)	$63.7	$(1.3)	$(1.0)	$113.6	$(3.9)	$0.5
Non-GAAP Adjustments
Add back:
Interest expense	25.8	12.5	7.1	41.6	24.0	13.2
Kennedy Wilson's share of interest expense in unconsolidated investments	9.5	10.1	7.7	20.5	20.7	15.0
Depreciation and amortization	25.3	4.4	1.0	32.6	7.5	1.9
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	12.4	10.2	4.0	27.2	19.5	7.9
Provision for (benefit from) from income taxes	25.4	(0.5)	(1.1)	34.2	(2.2)	(2.6)
Consolidated EBITDA	162.1	35.4	17.7	269.7	65.6	35.9
Add back (less):
Share-based compensation	1.7	1.7	1.2	3.4	3.4	2.1
EBITDA attributable to noncontrolling interests	(41.6)	0.9	(0.1)	(81.6)	1.9	(2.9)
Adjusted EBITDA	$122.2	$38.0	$18.8	$191.5	$70.9	$35.1

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2014	2013	2012	2014	2013	2012
Investment management, property services and research fees(1)	$39.0	$19.5	$12.6	$52.1	$33.1	$23.0
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation	6.1	0.8	0.4	7.7	1.4	0.9
Kennedy Wilson's share of fees in unconsolidated service businesses	3.6			7.0
Adjusted Fees	$48.7	$20.3	$13.0	$66.8	$34.5	$23.9
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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of June 30, 2016, 65% of our property level debt is fixed rate, 18% is floating rate with interest caps and 17% is floating rate without interest caps.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of June 30, 2016. The weighted average interest rate for the various assets and liabilities presented are actual as of June 30, 2016. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
	2016	2017	2018	2019	2020	Thereafter	Total	June 30, 2016
(Dollars in millions)
Interest rate sensitive assets
Cash and cash equivalents	$856.0	$—	$—	$—	$—	$—	$856.0	$856.0
Average interest rate	0.15%	—%	—%	—%	—%	—%	0.15%	—
Fixed rate receivables	129.5	6.2	—	4.5	—	—	140.2	140.2
Average interest rate (1)	0.33%	2.16%	—%	5.00%	—%	—%	0.52%	—
Variable rate receivables	—	11.1	—	—	—	—	11.1	11.1
Average interest rate	—%	4.06%	—%	—%	—%	—%	4.06%	—
Total	$985.5	$17.3	$—	$4.5	$—	$—	$1,007.3	$1,007.3
Weighted average interest rate	0.16%	3.38%	—%	5.00%	—%	—%	0.22%
Interest rate sensitive liabilities
Variable rate borrowings	$111.4	$87.8	$236.6	$681.6	$13.3	$340.4	$1,471.1	$1,472.5
Average interest rate	2.56%	2.47%	3.05%	2.33%	2.89%	2.51%	2.52%	—
Fixed rate borrowings	2.3	91.9	69.3	99.4	226.1	2,782.6	3,271.6	3,345.0
Average interest rate	1.77%	5.25%	4.07%	4.38%	3.76%	4.03%	4.05%	—
Total	$113.7	$179.7	$305.9	$781.0	$239.4	$3,123.0	$4,742.7	$4,817.5
Weighted average interest rate	2.54%	3.89%	3.28%	2.59%	3.71%	3.86%	3.58%

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
We hedge the GBP exposure related to our investment in the KWE shares as KWE’s functional currency is GBP.  However, approximately 40% of KWE investments are Euro denominated investments. KWE generally hedges its net cost basis in the Euro denominated assets. As such, to provide a more accurate picture of KW's actual GBP and euro exposure, in the table below we included KWE’s euro denominated investments in the GBP column.
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
We typically have not hedged the impact of foreign currency fluctuations may have on our future operations or cash flows. The costs to operate these businesses, such as compensation, overhead and interest expense are incurred in local currencies. As we are not currently hedging these amounts there will be foreign currency impact on our results of operations for both the services and investment segments.
As the total amount of assets denominated in foreign currencies has grown due to KW Group's expansion in Europe, we have also increased the amount of corresponding foreign currency derivative contracts. As of June 30, 2016, approximately 37% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes.
The table below shows the Company's investment account and consolidated cash position by currency as well as any hedges on those currencies as of June 30, 2016 and the impact of a 10% fluctuation in rates.

(in millions)	GBP		Euro		Total Non-USD		USD		Total
USD
Investment account(1)(2)	$536.1	27%	$200.2	10%	$736.3	38%	$1,218.6	62%	$1,954.9
Cash	2.1	1%	2.0	1%	4.1	3%	153.0	97%	157.1

Local currencies
Investment account	£404.1		€180.8
Cash	£1.6		€1.8

Hedges, net of noncontrolling interests
Notional Amount	£302.7		€130.0

Rate fluctuation impact
10% increase	$22.8		$8.7
10% decrease	$(22.1)		$(9.1)
(1) Includes cash held by consolidated investments net of noncontrolling interests
(2) Excludes hedge fair values, net of noncontrolling interest of $19.2 million and $(13.9) million on GBP and Euro, respectively.

Item 4.	Controls and Procedures
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

The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. There were no material changes from the risk factors disclosed in Item 1A of our report on Form 10-K for the fiscal year ended December 31, 2015, except for the addition of the following risk factor for purposes of this Quarterly Report:

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
Although we are headquartered in the United States, we have worldwide operations and significant business operations in Europe, including through KWE, whom we externally manage through a wholly owned subsidiary and whose financial position and results of operations are consolidated in our financial statements. As of June 30, 2016, approximately 37% of our consolidated investment account represented investments in European properties or assets.
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, and has given rise to calls for the governments of other European Union member states to consider withdrawal.
These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility, which may harm our financial position and results of operations. For example, downward pressure on the value of foreign exchange rates could depress our reported earnings from European operations, which are presented on our financial statements in U.S. dollars. Asset valuation reductions could result in write-downs of our consolidated European assets and reduced proceeds from asset sales, and could reduce the performance fees we receive from KWE, which is based in part on the net asset value of KWE’s portfolio. In addition, any negative impact on European financial markets could harm our, including KWE’s, ability to raise capital efficiently in those markets when needed to execute our acquisition and value-add business plans, which would in turn adversely affect our reported results of operations.
The developments resulting from the vote and a withdrawal from the European Union could have a particularly adverse effect on the real estate market in the United Kingdom and surrounding areas, where a significant portion of our consolidated real estate investments are located. Deteriorating economic conditions could depress the demand for real estate space, which, in turn, could increase vacancies and depress lease rates, leading to a further reduction in real estate property values. Any of these events could cause our real estate investments in these areas to underperform, which would reduce our operating results and harm our business. In particular, because the timing and negotiation of any withdrawal from the European Union is uncertain, we cannot predict when, if at all, any of these risks could materialize or the magnitude of their effect on our European operations.
Lack of clarity about future United Kingdom laws and regulations as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal, including financial laws and regulations, tax and free trade agreements, environmental, health and safety laws and regulations and employment laws, could also harm our operations in Europe. If the United Kingdom and the European Union are unable to negotiate acceptable withdrawal terms or if other

European Union member states pursue withdrawal, economic conditions in Europe could deteriorate significantly. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
January 1 - January 31, 2016	—	$—	—	$100,000,000
February 1 - February 29, 2016	—	—	—	100,000,000
March 1 - March 31, 2016	240,000	20.74	240,000	95,007,587
April 1 - April 30, 2016	—	—	—	95,007,587
May 1 - May 31, 2016	676,073	20.22	916,073	81,336,077
June 1 - June 30, 2016	505,179	18.52	1,421,252	71,935,877
Total	1,421,252	$19.71	1,421,252	$71,935,877
(1) On February 25, 2016, our board of directors authorized us to repurchase up to $100 million of its common shares, from time to time, subject to market conditions.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description
4.1
Supplemental Indenture No. 6 dated May 19, 2016 among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the related entity names there in, the subsidiary guarantors named therein and Wilmington Trust, National Association

4.2
Supplemental Indenture No. 14 to the 2042 Notes Indenture dated as of May 19, 2016, among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantor party thereto and Wilmington Trust, National Association, as trustee.

10.1	Joinder Agreement, dated as of May 19, 2016 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNEDY-WILSON HOLDINGS, INC.

Dated:	August 5, 2016	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)