Form 10-Q
period 2016-09-30
Kennedy-Wilson Holdings, Inc.
filed 2016-11-04
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of common stock outstanding as of November 3, 2016 was 113,355,652.

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
“KWE” refers to Kennedy Wilson Europe Real Estate plc, a London Stock Exchange-listed company that we externally manage through a wholly-owned subsidiary.  In our capacity as external manager of KWE, we are entitled to receive certain (i) management fees equal to 1% of KWE’s adjusted net asset value (EPRA NAV), half of which are paid in cash and the remainder of which is paid are KWE shares; and (ii) performance fees, all of which are paid in KWE shares.  In accordance with U.S. GAAP, the results of KWE are consolidated in our financial statements.  We own an approximately 21.8% equity interest in KWE as of September 30, 2016, and throughout this report, we refer to our pro-rata ownership stake (based on our 21.8% equity interest or weighted-average ownership interest during the period, as applicable) in investments made and held directly by KWE and its subsidiaries.
"KW Group" refers to Kennedy Wilson and its consolidated subsidiaries that we consolidate in our financial statements under U.S. GAAP, including KWE.
"Acquisition-related gains" consist of non-cash gains recognized by the Company or its consolidated subsidiaries upon a GAAP required fair value measurement due to a business combination. These gains are typically recognized when a loan is converted into consolidated real estate owned and the fair value of the underlying real estate at the time of conversion exceeds the basis in the previously held loan. These gains also arise when there is a change of control of an investment. The gain amount is based upon the fair value of the Company’s or its consolidated subsidiaries' equity in the investment in excess of the carrying amount of the equity immediately preceding the change of control.
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

i

“Adjusted fees’’ refers to Kennedy Wilson’s gross investment management, property services and research fees adjusted to include fees eliminated in consolidation and Kennedy Wilson’s share of fees in unconsolidated service businesses. Our management uses Adjusted fees to analyze our investment management and real estate services business because the measure removes required eliminations under GAAP for properties in which the Company provides services but also has an ownership interest. These eliminations understate the economic value of the investment management, property services and research fees and makes the Company comparable to other real estate companies that provide investment management and real estate services but do not have an ownership interest in the properties they manage. Our management believes that adjusting GAAP fees to reflect these amounts eliminated in consolidation presents a more holistic measure of the scope of our investment management and real estate services business.
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
"Consolidated EBITDA" represents net income before interest expense, our share of interest expense included in income from investments in unconsolidated investments, depreciation and amortization, our share of depreciation and amortization included in income from unconsolidated investments, loss on early extinguishment of corporate debt and income taxes. We do not adjust Consolidated EBITDA for gains or losses on the extinguishment of mortgage debt as we are in the business of purchasing discounted notes secured by real estate and, in connection with these note purchases, we may resolve these loans through discounted payoffs with the borrowers, Consolidated EBITDA is not a recognized term under GAAP, an does not purport to be an alternative to net earnings as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, Consolidated EBITDA is not intended to be a measure of free cash flow available for management's discretionary use, as it does not remove all non-cash items (such as acquisition-related gains) or consider certain cash requirements such as interest payments, tax payments and debt service requirements. Our presentation of Consolidated EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Our management believes Consolidated EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Consolidated EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Consolidated EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations.
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

ii

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
"KW Cap Rate” represents the Cap rate (as defined above) weighted by the Company’s ownership interest in the underlying investments.   Cap rates set forth in this presentation only includes data from income-producing properties.  We calculate cap rates based on information that is supplied to us during the acquisition diligence process.  This information is often not audited or reviewed by independent accountants and may be presented in a manner that is different from similar information included in our financial statements prepared in accordance with GAAP.  In addition, cap rates represent historical performance and are not a guarantee of future NOI.  Properties for which a cap rate is provided may not continue to perform at that cap rate.
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
"Operating associates" generally refer to individuals that are employed by or affiliated with third-party consultants, contractors, property managers or other service providers that we manage and oversee on a day-to-day basis with respect to our investments and service businesses.
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

iii

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2016	December 31, 2015
(Dollars in millions, except share and per share amounts)
Assets
Cash and cash equivalents	$282.7	$182.6
Cash held by consolidated investments	692.5	549.0
Accounts receivable (including $29.7 and $22.9 of related party)	64.1	54.7
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	6,129.1	5,797.5
Loan purchases and originations (including $0 and $40.9 of related party)	109.2	299.7
Unconsolidated investments (including $227.0 and $223.8 at fair value)	432.9	444.9
Other assets	256.3	267.2
Total assets (1)	$7,966.8	$7,595.6

Liabilities and equity
Liabilities
Accounts payable	$14.6	$22.2
Accrued expenses and other liabilities	440.1	392.0
Investment debt	4,047.6	3,627.5
Senior notes payable	936.5	688.8
Total liabilities (1)	5,438.8	4,730.5

Equity
Cumulative preferred stock, $0.0001 par value per share: 1,000,000 shares authorized $1,000 per share liquidation preference; 32,550 shares of Series B preferred stock issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, 113,318,152 and 114,533,581 shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	1,231.6	1,225.7
Accumulated deficit	(106.7)	(44.2)
Accumulated other comprehensive loss	(61.7)	(47.7)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	1,063.2	1,133.8
Noncontrolling interests	1,464.8	1,731.3
Total equity	2,528.0	2,865.1
Total liabilities and equity	$7,966.8	$7,595.6

(1) The  assets and liabilities as of September 30, 2016 include $4,913.0 million (including cash held by consolidated investments of $647.5 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $3,914.1 million) and $2,877.6 million (including investment debt of $2,566.7 million), respectively, from consolidated variable interest entities ("VIEs"). The  assets and liabilities as of December 31, 2015 include $4,973.9 million (including cash held by consolidated investments of $507.8 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $3,955.8 million) and $2,655.1 million (including investment debt of $2,414.0 million), respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except share and per share amounts)	2016	2015	2016	2015
Revenue
Rental	$122.9	$106.6	$363.1	$295.3
Hotel	31.4	31.3	87.3	78.0
Sale of real estate	2.5	1.6	16.7	3.7
Investment management, property services and research fees (includes $5.4, $8.0, $22.9 and $26.7 of related party fees)	14.1	15.1	46.7	47.0
Loan purchases, loan originations and other	3.4	4.6	9.2	13.4
Total revenue	174.3	159.2	523.0	437.4
Operating expenses
Rental operating	34.6	29.4	98.4	78.5
Hotel operating	23.8	22.7	71.9	66.1
Cost of real estate sold	2.5	1.1	13.1	2.6
Commission and marketing	2.5	1.2	6.0	4.4
Compensation and related	42.2	35.2	128.4	105.4
General and administrative	10.5	10.0	32.5	31.3
Depreciation and amortization	50.0	44.9	147.3	119.5
Total operating expenses	166.1	144.5	497.6	407.8
Income from unconsolidated investments	31.7	15.9	59.3	44.1
Operating income	39.9	30.6	84.7	73.7
Non-operating income (expense)
Gain on sale of real estate	21.5	4.6	76.0	44.7
Acquisition-related gains	7.6	29.9	16.2	87.2
Acquisition-related expenses	(1.0)	(8.2)	(9.4)	(28.3)
Interest expense-investment	(36.8)	(31.3)	(102.9)	(77.9)
Interest expense-corporate	(14.5)	(11.7)	(38.8)	(35.5)
Other income	1.9	(4.3)	7.6	(0.7)
Income before provision for income taxes	18.6	9.6	33.4	63.2
Provision for income taxes	(5.5)	(4.5)	(2.1)	(32.5)
Net income	13.1	5.1	31.3	30.7
Net (income) loss attributable to the noncontrolling interests	(15.1)	10.3	(41.3)	15.0
Preferred dividends and accretion of preferred stock issuance costs	(0.5)	(0.5)	(1.6)	(3.1)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(2.5)	$14.9	$(11.6)	$42.6
Basic (loss) income per share
(Loss) income per basic	$(0.03)	$0.13	$(0.12)	$0.40
Weighted average shares outstanding for basic	108,634,228	107,433,124	108,966,540	101,361,606
Diluted (loss) income per share
(Loss) income per diluted	$(0.03)	$0.13	$(0.12)	$0.40
Weighted average shares outstanding for diluted	108,634,228	107,433,124	108,966,540	105,517,172
Dividends declared per common share	$0.14	$0.12	$0.42	$0.36

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015

Net income	$13.1	$5.1	$31.3	$30.7
Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation loss	(1.1)	(51.8)	(61.7)	(88.0)
Unrealized gain on marketable securities	0.1	—	0.2	0.1
Amounts reclassified out of AOCI during the period	0.7	(0.3)	3.4	9.7
Unrealized currency derivative contracts (loss) gain	(35.6)	(8.3)	(125.0)	6.7
Total other comprehensive loss for the period	(35.9)	(60.4)	(183.1)	(71.5)

Comprehensive loss	(22.8)	(55.3)	(151.8)	(40.8)
Comprehensive gain (loss) attributable to noncontrolling interests(1)	15.7	67.9	127.8	78.3
Comprehensive (loss) gain attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(7.1)	$12.6	$(24.0)	$37.5

(1) Comprehensive gain (loss) attributable to noncontrolling interest includes allocation of unrealized currency translation losses and currency derivative contracts.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statement of Equity
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
(Dollars in millions, except share amounts)	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2015	32,550	$—	114,533,581	$—	$1,225.7	$(44.2)	$(47.7)	$1,731.3	$2,865.1
Shares forfeited	—	—	(31,900)	—	—	—	—	—	—
Restricted stock grants (RSG)	—	—	964,250	—	—	—	—	—	—
Shares retired due to RSG vesting	—	—	(693,942)	—	(14.6)	—	—	—	(14.6)
Shares retired due to common stock repurchase program	—	—	(1,453,837)	—	(25.9)	(2.8)	—	—	(28.7)
Stock based compensation	—	—	—	—	47.8	—	—	—	47.8
Other comprehensive income (loss):
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(7.1)	(50.8)	(57.9)
Unrealized foreign currency derivative contract loss, net of tax	—	—	—	—	—	—	(7.1)	(118.3)	(125.4)
Unrealized gains on marketable securities, net of tax	—	—	—	—	—	—	0.2	—	0.2
Preferred stock dividends	—	—	—	—	—	(1.6)	—	—	(1.6)
Common stock dividends	—	—	—	—	—	(48.1)	—	—	(48.1)
Net (loss) income	—	—	—	—	—	(10.0)		41.3	31.3
Acquisition of Kennedy Wilson Europe (KWE) shares from noncontrolling interest holders	—	—	—	—	—	—	—	(70.6)	(70.6)
Acquisition of noncontrolling interests from consolidated entity	—	—	—	—	(1.4)	—	—	1.4	—
Contributions from noncontrolling interests, excluding KWE	—	—	—	—	—	—	—	25.3	25.3
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(94.8)	(94.8)
Balance at September 30, 2016	32,550	$—	113,318,152	$—	$1,231.6	$(106.7)	$(61.7)	$1,464.8	$2,528.0
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2016	2015
Cash flows from operating activities:
Net income	$31.3	$30.7
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net gain from sale of real estate	(79.6)	(43.0)
Acquisition-related gain	(16.2)	(87.2)
Depreciation and amortization	147.3	119.5
(Provision for) Benefit from deferred income taxes	(2.3)	2.1
Amortization of deferred loan costs	9.8	5.2
Amortization of discount and accretion of premium on issuance of the senior notes and investment debt	(1.0)	(8.3)
Unrealized net (gain) loss on derivatives	(6.2)	3.8
Income from unconsolidated investments and loan purchases and originations	(67.7)	(50.3)
Operating distributions from unconsolidated investments	53.9	50.8
Operating distributions from loan purchases and originations	13.1	7.0
Share-based compensation	47.8	19.6
Change in assets and liabilities:
Accounts receivable	(14.5)	0.3
Other assets	(19.9)	(0.2)
Accounts payable, accrued expenses and other liabilities	(17.4)	64.2
Net cash provided by operating activities	78.4	114.2
Cash flows from investing activities:
Additions to loans	(16.1)	(233.9)
Collections of loans	145.4	15.3
Net proceeds from sale of real estate	266.0	523.4
Purchases of and additions to real estate	(748.4)	(1,534.0)
Proceeds from settlement of foreign derivative contracts	43.3	36.2
Purchases of foreign derivative contracts	(5.8)	(5.2)
Investment in marketable securities	(0.9)	—
Proceeds from sale of marketable securities	—	6.2
Distributions from unconsolidated investments	63.4	92.0
Contributions to unconsolidated investments	(70.3)	(155.2)
Net cash used in investing activities	(323.4)	(1,255.2)
Cash flows from financing activities:
Borrowings under senior notes payable	250.0	—
Borrowings under line of credit	125.0	75.0
Repayment of line of credit	(125.0)	(200.0)
Borrowings under investment debt	933.4	1,632.2
Repayment of investment debt	(407.1)	(620.2)
Debt issue costs	(9.4)	(15.0)
Issuance of common stock	—	215.0
Repurchase and retirement of common stock	(43.4)	(11.4)
Dividends paid	(47.5)	(37.7)
Acquisition of KWE shares from noncontrolling interest holders	(70.6)	(59.5)
Contributions from noncontrolling interests, excluding KWE	25.3	6.5
Distributions to noncontrolling interests	(94.8)	(205.8)
Net cash provided by financing activities	535.9	779.1
Effect of currency exchange rate changes on cash and cash equivalents	(47.3)	(34.2)
Net change in cash and cash equivalents(1)	243.6	(396.1)
Cash and cash equivalents, beginning of period	731.6	937.7
Cash and cash equivalents, end of period	$975.2	$541.6

(1) See discussion of non-cash effects in notes to statement of cash flows.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental cash flow information:

	Nine Months Ended September 30,
(Dollars in millions)	2016	2015
Cash paid for:
Interest(1)	$103.4	$83.0
Income taxes(2)	10.4	3.0

(1)$35.9 million and $25.6 million attributable to noncontrolling interests
(2) $8.2 million and $2.5 million attributable to noncontrolling interests

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
(Dollars in millions)	2016	2015

Accrued capital expenditures	$11.6	$6.9
Dividends declared but not paid on common stock	15.9	13.5

On May 19, 2015, all 100,000 outstanding shares of the Series A Preferred Stock were mandatorily converted into an aggregate of 8,554,948 shares of the Company’s common stock, $0.0001 par value per share, based on a conversion price of approximately $11.69 per share of Common Stock.

During the nine months ended September 30, 2016, the Company acquired additional equity interests in a residential development project and a retail property in the Western United States that were previously unconsolidated. During the nine months ended September 30, 2015, KWE foreclosed on two notes secured by office buildings located in Dublin, Ireland and the Company acquired additional equity interests in a multifamily and commercial property in the Western United States that were previously unconsolidated. The assets and liabilities of these properties were consolidated in KW Group's financial statements at fair value in accordance with FASB ASC Topic 805 Business Combinations. As the fair value of the KW Group's interests in these properties were in excess of their carrying value of their ownership interest, KW Group recorded acquisition-related gains of $16.2 million and $57.3 million, during the nine months ended September 30, 2016 and 2015, respectively. See Note 4 for more detail.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1—BASIS OF PRESENTATION
KW Group's unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") may have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make their presentation not misleading. In the Company's opinion, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2016 and 2015 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2016. For further information, your attention is directed to the footnote disclosures found in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Throughout this unaudited interim consolidated financial statements “KW Group,” is referenced which is defined as the Company and its subsidiaries that are consolidated in its financial statements under U.S. GAAP (including KWE as defined below).  All significant intercompany balances and transactions have been eliminated in consolidation. "KW," “KWH,” “Kennedy Wilson,” the “Company,” “we,” “our,” or “us” are also referred to which are defined as Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries.
Kennedy Wilson Europe Real Estate Plc (“KWE,” LSE: KWE) is a Jersey investment company formed to invest in real estate and real estate-related assets in Europe and is listed on the London Stock Exchange. KWE is externally managed by a wholly-owned subsidiary of Kennedy Wilson incorporated in Jersey pursuant to an investment management agreement.  Due to the terms provided in the investment management agreement and Kennedy Wilson's equity ownership interest in KWE, pursuant to the guidance set forth in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 810 - Consolidation (“Subtopic 810”), the Company is required to consolidate KWE’s results in its consolidated financial statements. As of September 30, 2016, the Company invested $486.7 million and owned approximately 21.8% of KWE’s total issued share capital as of September 30, 2016.
In addition to its investment in KWE, prior to KWE's formation, the Company (along with its equity partners) directly invested in 17 properties and a servicing platform in Europe which had total assets of $840.6 million included in the Company's consolidated balance sheet as of September 30, 2016. Kennedy Wilson's total equity in these investments was $417.7 million and the Company's weighted average ownership in these investments was 57% as of September 30, 2016.
 In addition, throughout these unaudited interim consolidated financial statements, “equity partners” is referred to which is defined as the non-wholly owned subsidiaries that are consolidated in the Company's financial statements under U.S. GAAP, including KWE, and third-party equity providers.
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
REVENUE RECOGNITION—Performance fees or carried interests are allocated to the general partner, special limited partner or asset manager of the Company's real estate funds and loan pool participations based on the cumulative performance of the funds and loan pools and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, the Company calculates the performance fee that would be due to the general partner, special limited partner or asset manager's interests for a fund or loan pool, pursuant to the fund agreement or participation agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

partner or asset manager or (b) negative performance that would cause the amount due to the Company to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. A majority of the performance fees are recognized in investment management revenue in the Company's consolidated statements of operations. Total performance fees recognized from inception through September 30, 2016 that may be reversed in future periods if there is negative fund performance totaled $24.6 million. Performance fees recognized during the nine months ended September 30, 2016 and September 30, 2015 were $10.6 million and $7.1 million, respectively, and the amounts that have not been received are included in accounts receivable - related parties in the accompanying consolidated balance sheet.
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
The largest component of noncontrolling interest relates to the Company's investment in KWE, which had a corresponding noncontrolling interest balance of $1.3 billion as of September 30, 2016.
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
Fluctuations in foreign exchanges rates may have a significant impact on the Company's results of operations. In order to manage the effect of these fluctuations, the Company generally hedges its book equity exposure to changes in foreign currency rates through currency derivative contracts. The Company typically hedges 50%-100% of book equity exposure against these foreign currencies.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis and was adopted by the KW Group on January 1, 2016.  The new standard makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. The adoption of ASU 2015-02 did not result in any changes to the Company's conclusions regarding the consolidation of investments under the new standard. The Company identified several entities, already consolidated under the previous standard but not considered VIEs, which under the new standard, are considered VIEs and will continue to be consolidated. KWE was determined to be a VIE under the new standard as were eight other less significant consolidated investments, all with the same partner and sharing similar legal structures.  However because the Company's analysis concludes that the Company is the primary beneficiary of those entities, they continue to be consolidated.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is required to be adopted for fiscal years beginning after December 15, 2018. Because the Company's existing operating lease commitments are not material and the accounting for leases by the lessor is substantially unchanged, the Company does not expect the ASU to have a significant impact on its results of operations or financial position.
The FASB did not issue any other ASUs during the first nine months of 2016 that the Company expects to be applicable and have a material impact on the Company's financial position or results of operations.
RECLASSIFICATIONS—Certain balances included in prior year's financial statements have been reclassified to conform to the current year's presentation.
NOTE 3—LOAN PURCHASES AND ORIGINATIONS

KW Group's investment in loan purchases and originations was $109.2 million and $299.7 million at September 30, 2016 and December 31, 2015, respectively.
During the first quarter of 2016, KWE sold a tranche of five loans secured by five assets in the United Kingdom, which had a carrying value of $138.5 million, recognizing a gain of $6.9 million. Additionally, during the first quarter of 2016, KWH originated a loan secured by a beach-front hotel located in Waimea, Hawaii for $4.5 million.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

During the second quarter of 2016, a loan held by KWH and secured by a Class A office building in Burbank, CA of approximately $4.9 million was collected in full.
During the third quarter of 2016, a subsidiary of KWH converted a related party loan in an unconsolidated investment in a development project in Kona, Hawaii that had a carrying value of $46.3 million. The Company also bought out equity partners and consolidated the property during the quarter. See Note 4 for more detail.
KW Group recognized interest income on loans of $3.4 million and $9.2 million during the three and nine months ended September 30, 2016, respectively, and $4.6 million and $13.4 million during the three and nine months ended September 30, 2015, respectively.
NOTE 4—REAL ESTATE AND IN-PLACE LEASE VALUE
The following table summarizes KW Group's investment in consolidated real estate properties at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
(Dollars in millions)	2016	2015
Land	$1,548.8	$1,471.5
Buildings	4,190.5	3,905.5
Building improvements	330.2	247.2
In-place lease values	415.9	421.8
	6,485.4	6,046.0
Less accumulated depreciation and amortization	(356.3)	(248.5)
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	$6,129.1	$5,797.5

Real property, including land, buildings, and building improvements, are included in real estate and are generally stated at cost. Buildings and building improvements are depreciated on a straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value and depreciated over their respective weighted-average lease term which was 10.3 years at September 30, 2016.
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
During the nine months ended September 30, 2016, KW Group acquired the following consolidated properties:

(Dollars in millions)		Preliminary Purchase Price Allocation at Acquisition(1)
Location	Description	Land	Building	Acquired in place lease values(2)	Investment debt	NCI(3)	KWH Shareholders' Equity
Western U.S.	Two retail centers, five multifamily and two residential properties(5)	$114.1	$271.3	$8.7	$231.3	$2.0	$160.8
United Kingdom	Portfolio of 10 office properties and one commercial property	39.0	79.2	16.6	—	106.2	28.6
Ireland	Three commercial properties and one development property (4)	25.3	84.9	5.8	—	91.6	24.4
Spain	One development project and one supermarket(4)	1.9	17.1	0.3	—	15.3	4.0
		$180.3	$452.5	$31.4	$231.3	$215.1	$217.8
(1) Excludes acquisition expenses and net other assets. The purchase price allocations for properties acquired during the nine months ended September 30, 2016 are based on preliminary measurements of fair value that are subject to change. These allocations represent the Company's current best estimates of fair value.
(2) Includes above and below market leases in this table. Above and below market leases are part of other assets and accrued expenses and other liabilities.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(3) Noncontrolling interest amounts associated with acquisition.
(4) This portfolio of properties was directly acquired and is held by KWE. Kennedy Wilson owns approximately 21.8% of the total issued share capital of KWE as of September 30, 2016.
(5) During the nine months ended September 30, 2016, a property included within this group was accounted for under the equity method. KW Group purchased the equity partners' interests and consolidated the property resulting in acquisition-related gains of $8.6 million. Additionally, KW Group purchased equity partners' interests and consolidated a development project in Kona, HI that was previously accounted for as an equity method investment resulting in acquisition related gains of $7.6 million.

Gains on real estate
During the nine months ended September 30, 2016, KW Group recognized the following gains on sale of real estate:

(Dollars in millions)		Gain on sale of real estate
	Description	Consolidated	NCI	Net of NCI
KW	One commercial property in each Japan, United Kingdom and Ireland, one condo unit, a vacant lot and a parcel of land in the Western U.S.	$29.0	$11.9	$17.1
KWE	30 commercial properties in the United Kingdom	50.6	40.4	10.2
KW Group		$79.6	$52.3	$27.3
Guarantees
Kennedy Wilson has certain guarantees associated with loans secured by consolidated assets. As of September 30, 2016, the maximum potential amount of future payments (undiscounted) Kennedy Wilson could be required to make under the guarantees was approximately $65.4 million which is approximately 2% of investment level debt of Kennedy Wilson and its equity partners. The guarantees expire through 2026, and Kennedy Wilson’s performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds from the property. Based on the Company's evaluation of guarantees under FASB ASC Subtopic 460-10 Estimated Fair Value of Guarantees, the estimated fair value of guarantees made as of September 30, 2016 and December 31, 2015 were immaterial.
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
The pro forma data presented below assumes that the acquisitions during the three and nine months ended September 30, 2016 occurred as of January 1, 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except for per share data)	2016	2015	2016	2015
Pro forma revenues	$176.5	$169.3	$542.1	$467.3
Pro forma income from unconsolidated subsidiaries	31.2	15.9	59.1	44.9
Pro forma net (loss) income (1)	6.8	11.7	28.4	50.4
Pro forma net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders (1)	(8.8)	19.2	(17.3)	55.5
Pro forma net (loss) income per share:
Basic	$(0.08)	$0.18	$(0.16)	$0.55
Diluted	$(0.08)	$0.18	$(0.16)	$0.53
(1) Excludes nonrecurring gains of $7.6 million and $16.2 million for the three and nine months ended September 30, 2016, respectively.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 5—UNCONSOLIDATED INVESTMENTS
Kennedy Wilson has a number of joint venture interests, generally ranging from 5% to 50%, that were formed to acquire, manage, develop, service and/or sell real estate and invest in loan pools and discounted loan portfolios. Kennedy Wilson has significant influence over these entities, but not control, and accordingly, these investments are accounted for under the equity method.
Joint Venture Holdings
The following table details the Company's unconsolidated investments by investment type and geographic location as of September 30, 2016:

(Dollars in millions)	Multifamily	Commercial	Loan	Residential	Other	Total
Western U.S.	$147.9	$49.9	$—	$180.6	$16.1	$394.5
Japan	7.0	—	—	—	—	7.0
United Kingdom	—	16.1	—	—	—	16.1
Spain	—	—	—	—	15.3	15.3
Total	$154.9	$66.0	$—	$180.6	$31.4	$432.9
The following table details the Company's unconsolidated investments by investment type and geographic location as of December 31, 2015:

(Dollars in millions)	Multifamily	Commercial	Loan	Residential	Other	Total
Western U.S.	$144.8	$51.4	$12.2	$180.1	$13.2	$401.7
Japan	5.8	—	—	—	—	5.8
United Kingdom	—	23.3	1.3	—	—	24.6
Spain	—	—	—	—	12.8	12.8
Total	$150.6	$74.7	$13.5	$180.1	$26.0	$444.9
Vintage Housing Holdings ("VHH")
During the second quarter of 2015, the Company purchased a noncontrolling interest for $78.7 million in VHH, an existing venture that holds controlling interests in 30 syndicated limited partnerships ("LPs") that own multifamily properties via a traditional low-income tax credit structure in the Western United States. The remaining interest is held by a non-affiliated entity who is appointed as the manager. Neither party controls VHH, and, accordingly, the Company accounts for its investment under the equity method. As of September 30, 2016 and December 31, 2015, the carrying value in VHH was $80.5 million and $84.3 million, respectively.
The LPs generate cash flow through their controlling interests in entities owning multifamily housing that is predominantly structured with low income housing credits to benefit the LPs. The Company has elected the fair value option on its unconsolidated investment in VHH. During the year, the Company recognized a total of $20.5 million in fair value gains through equity income. The fair values gains were primarily driven by sales to new partnerships and unrealized developer fees.  Since the investment is accounted for under fair value, operating distributions are recorded as equity income. See Note 6 for additional details. The Company has recognized $4.7 million in equity income related to operating distributions received during the year.
VHH is KW Group's largest joint venture investment; there were no other investments that represented more than 10% of the investment in joint ventures balance as of September 30, 2016 or December 31, 2015.
Contributions to Joint Ventures
During the nine months ended September 30, 2016, Kennedy Wilson contributed $1.0 million to a new joint venture. Kennedy Wilson contributed $69.3 million to existing joint ventures during the nine months ended September 30, 2016 to fund the Company's share of development projects, capital expenditures and working capital needs.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Distributions from Joint Ventures and Loan Pool Participations
During the nine months ended September 30, 2016, Kennedy Wilson received $117.3 million in operating and investing distributions from its joint ventures and loan pool participations. Operating distributions resulted from operating cash flow generated by the joint venture investments. Investing distributions resulted from the refinancing of property level debt and asset sales.
The following table details cash distributions by investment type and geographic location for the nine months ended September 30, 2016:

	Multifamily		Commercial		Loan Pools		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$44.5	$43.9	$8.8	$13.5	$—	$—	$0.5	$5.3	$53.8	$62.7
United Kingdom	—	—	—	—	—	0.7	—	—	—	0.7
Japan	0.1	—	—	—	—	—	—	—	0.1	—
Total	$44.6	$43.9	$8.8	$13.5	$—	$0.7	$0.5	$5.3	$53.9	$63.4
Investing distributions resulted primarily from recapitalizations and the sale of multifamily and commercial properties in the Western United States. Operating distributions resulted from sales distributions in excess of invested basis and operating cash flow generated by the joint venture investments.
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
Capital Commitments
As of September 30, 2016, Kennedy Wilson had unfulfilled capital commitments totaling $35.9 million to four of its joint ventures. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.

NOTE 6—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of September 30, 2016:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$227.0	$227.0
Marketable securities	5.4	—	—	5.4
Currency derivative contracts	—	(75.3)	—	(75.3)
Total	$5.4	$(75.3)	$227.0	$157.1
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

The amount above excludes Kennedy Wilson's 29.6 million shares in KWE as the investment is eliminated due to the consolidation of KWE's results in KW Group's consolidated financial statements. Kennedy Wilson's investment in KWE had a market value of approximately $385.0 million (cost basis of $486.7 million) based on a per share price of $13.02 at September 30, 2016. As of September 30, 2016, the Company had hedged 96% of the foreign currency rate risk of its net investment in KWE through using currency forward contracts and options, with a notional amount of £295.2 million.

Fair Value and Fair Value Option - Unconsolidated Investments
Kennedy Wilson records its investments in certain funds it manages and sponsors ("the Funds") based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. Kennedy Wilson’s investment balance in the Funds was $41.2 million and $30.6 million at September 30, 2016 and December 31, 2015, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets. As of September 30, 2016, Kennedy Wilson had unfunded capital commitments to the Funds in the amount of $31.6 million.
Kennedy Wilson elected to use the fair value option ("FV Option") for ten unconsolidated investments to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $185.8 million and $193.2 million at September 30, 2016 and December 31, 2015, respectively, which is included in unconsolidated investments in the accompanying balance sheets. Refer to Note 5 for more detail.
In estimating fair value of real estate held by the Funds and the ten FV Option investments, the Company considers significant unobservable inputs such as capitalization and discount rates.
The following table summarizes the Company's investments in unconsolidated investments held at fair value by type:

(Dollars in millions)	September 30, 2016	December 31, 2015
FV Option	$185.8	$193.2
Funds	41.2	30.6
Total	$227.0	$223.8
The following table presents changes in Level 3 investments for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Beginning balance	$236.6	$186.6	$223.8	$85.9
Unrealized and realized gains	10.1	11.1	36.2	29.3
Unrealized and realized losses	(0.6)	—	(0.1)	(0.1)
Contributions	10.2	16.5	30.3	107.7
Distributions	(29.2)	(8.1)	(64.0)	(16.4)
Other	(0.1)	—	0.8	(0.3)
Ending balance	$227.0	$206.1	$227.0	$206.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Unobservable inputs for real estate
The table below describes the range of unobservable inputs for real estate assets:

Estimated Rates Used for
	Capitalization Rates	Discount Rates
Office	4.75% - 9.00%	7.25% - 11.25%
Retail	6.25% - 9.00%	7.50% - 12.75%
Multifamily	4.75% - 7.75%	8.00% - 9.75%
Land and condominium units	n/a	8.00% - 15.00%
In valuing indebtedness the Company considers significant inputs such as the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used for these types of investments range from 1.34% to 4.60%.
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
Currency derivative contracts
KW Group uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against the effects of a portion of its certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of September 30, 2016, KW Group assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company has determined that its derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
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
The fair value of the currency derivative contracts held as of September 30, 2016 and December 31, 2015 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the balance sheet. See note 11 for a complete discussion on other comprehensive income including currency derivative contracts and foreign currency translations.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The table below details the currency derivative contracts KW Group held as of September 30, 2016 and the activity during the nine months ended September 30, 2016:

(Dollars in millions)			September 30, 2016		Nine Months Ended September 30, 2016
Currency Hedged	Underlying Currency	Notional	Hedge Asset	Hedge Liability	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Cash Received (Paid)
Outstanding
EUR	USD	€130.0	$0.3	$(2.7)	$(1.9)	$—	$—
EUR(1)	GBP	€360.0	—	(80.2)	(89.2)	—	—
EUR(1)(2)	GBP		—	—	(59.7)	—	—
GBP	USD	£295.2	8.2	—	2.5	—	(5.8)
Yen	USD	¥757.0	—	(1.0)	(0.8)	—	—
Total Outstanding			8.5	(83.9)	(149.1)	—	(5.8)
Settled
EUR(3)	USD		—	—	(0.7)	0.7	—
GBP	USD		—	—	19.7	7.1	43.3
Total Settled			—	—	19.0	7.8	43.3
Total			8.5	(83.9)	(130.1)	7.8	37.5
Noncontrolling interests			—	62.8	118.3	—	—
Total - Kennedy Wilson share			$8.5	$(21.1)	$(11.8)	$7.8	$37.5
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
Debt liabilities are accounted for at face value plus net unamortized debt premiums and any fair value adjustments as part of business combinations. The fair value as of September 30, 2016 and December 31, 2015 for the senior notes payable and investment debt were estimated to be approximately $5.1 billion and $4.3 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the Company's credit risk to the current yield of a similar security, compared to their carrying value of $5.0 billion and $4.4 billion at September 30, 2016 and December 31, 2015, respectively. The inputs used to value the Company's senior notes payable, borrowings under lines of credit and mortgage loans payable are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be level 2 inputs.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 7—OTHER ASSETS
Other assets consist of the following:

(Dollars in millions)	September 30, 2016	December 31, 2015
Above-market leases, net of accumulated amortization of $27.5 and $19.6 at September 30, 2016 and December 31, 2015, respectively	$86.9	$103.3
Other, net of accumulated amortization of $5.1 and $3.1 at September 30, 2016 and December 31, 2015, respectively	56.5	40.4
Deferred tax asset, net	32.8	22.2
Office furniture and equipment net of accumulated depreciation of $22.5 and $14.0 at September 30, 2016 and December 31, 2015, respectively	25.9	27.9
Goodwill	23.9	23.9
Prepaid expenses	14.2	10.1
Hedge assets	8.5	30.9
Marketable securities(1)	5.4	4.3
Deposits	2.2	4.2
Other Assets	$256.3	$267.2

(1) The amount above excludes Kennedy Wilson's 29.6 million shares in KWE as the investment is eliminated due to the consolidation of KWE's results. Kennedy Wilson's investment in KWE had a market value of approximately $385.0 million (cost basis of $486.7 million) based on a per share price of $13.02 at September 30, 2016.

NOTE 8—INVESTMENT DEBT

Investment debt at September 30, 2016 and December 31, 2015 consists of the following:

(Dollars in millions)		Carrying Amount of Investment Debt as of (1)
Investment Debt by Product Type	Region	September 30, 2016	December 31, 2015
Mortgage debt
Multifamily (1)	Western U.S.	$1,075.2	$835.2
Commercial	Western U.S.	313.8	286.4
Residential, Hotel and Other	Western U.S	39.0	39.4
Commercial	Japan	—	2.0
Commercial (1)(2)	Ireland	360.1	380.3
Multifamily (1)(2)	Ireland	140.2	187.1
Residential and Other(1)(2)	Ireland	23.8	7.3
Hotel	Ireland	80.9	78.2
Residential and Other(1)(2)	Spain	3.5	3.4
Commercial (2)	Spain	94.0	—
Commercial (1)(2)	United Kingdom	681.7	976.2
Secured investment debt		2,812.2	2,795.5

Unsecured investment debt (1)(2)	United Kingdom	1,262.2	862.7
Investment debt (excluding loan fees)		$4,074.4	$3,658.2
Unamortized loan fees		(26.8)	(30.7)
Total Investment debt		$4,047.6	$3,627.5

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(1) The investment debt payable balances include unamortized debt premiums. Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan premium (discount) as of September 30, 2016 and December 31, 2015 was $1.8 million and $(5.4) million, respectively.
(2) Kennedy Wilson owned approximately 21.8% and 18.2% of the total issued share capital of KWE as of September 30, 2016 and December 31, 2015, respectively. See the table below for a detailed breakout.

(Dollars in millions)		Carrying amount of investment debt as of (1)
Types of Property Pledged as Collateral (KWE)	Region	September 30, 2016	December 31, 2015
Commercial (1)(2)	Ireland	278.1	286.7
Multifamily (1)(2)	Ireland	—	51.5
Residential and Other(1)(2)	Spain	3.5	3.4
Commercial (1)(2)	Spain	94.0	—
Commercial (1)(2)	United Kingdom	612.8	897.9
Investment debt		$988.4	$1,239.5

Unsecured (1)(2)	United Kingdom	1,262.2	862.7
Investment debt (excluding loan fees)		$2,250.6	$2,102.2
Unamortized loan fees		(15.3)	(19.4)
Total Investment debt		$2,235.3	$2,082.8

(1) The mortgage loan payable balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan discount as of September 30, 2016 and December 31, 2015 was $4.5 million and $13.6 million, respectively.
(2) Kennedy Wilson owned approximately 21.8% and 18.2% of the total issued share capital of KWE as of September 30, 2016 and December 31, 2015, respectively.

The investment debt had a weighted average interest rate of 3.22% and 3.19% per annum at September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, 72% of KW Group's investment level debt is fixed rate, 15% is floating rate with interest caps and 13% is floating rate without interest caps, compared to 67% fixed rate, 17% floating rate with interest caps and 16% floating rate without interest caps, as of December 31, 2015.

During the second quarter of 2015, KWE completed its inaugural bond offering of approximately $389.2 million (based on September 30, 2016 rates) (£300 million) in 3.95% fixed-rate senior unsecured bonds due 2022. During the third quarter of 2016, KWE completed an additional offering of approximately $259.4 million (based on September 30, 2016 rates) (£200 million) in 3.95% fixed-rate senior unsecured bonds due 2022. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros.

In addition, during the fourth quarter of 2015, KWE established a £2.0 billion (approximately $2.6 billion based on September 30, 2016 rates) Euro Medium Term Note ("EMTN") Programme. Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. During the fourth quarter of 2015 and second quarter of 2016, KWE drew down under its EMTN Programme, with the issuances of senior unsecured notes for an aggregate principal amount of approximately $617.9 million (based on September 30, 2016 rates) (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $613.8 million with an annual fixed coupon of 3.25%, and mature in 2025. As KWE invests proceeds from the KWE Notes to fund equity investments in new euro denominated assets KWE designates the KWE Notes as net investment hedges under FASB ASC Topic 815. Subsequent fluctuations in foreign currency rates that impact the carrying value of the KWE Notes are recorded to accumulated other comprehensive income. During the nine months ended September 30, 2016, KW Group recognized a loss of $59.7 million in accumulated other comprehensive income due to the strengthening of the euro against the GBP during the period. The KWE Notes rank pari passu with the KWE Bonds (as defined below), and are subject to the same restrictive covenants.

The trust deed that governs the bonds contains various restrictive covenants for KWE, including, among others, limitations on KWE’s and its material subsidiaries’ ability to provide certain negative pledges. The trust deed limits the ability of KWE and

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

its subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the incurrence of the new indebtedness, (1) KWE’s consolidated net indebtedness (as defined in the trust deed) would exceed 60% of KWE’s total assets (as calculated pursuant to the terms of the trust deed); and (2) KWE’s consolidated secured indebtedness (as defined in the trust deed) would exceed 50% of KWE’s total assets (as calculated pursuant to the terms of the trust deed). The trust deed also requires KWE, as of each reporting date, to maintain an interest coverage ratio (as defined in the trust deed) of at least 1.50 to 1.00 and have unencumbered assets of no less than 125% of its unsecured indebtedness (as defined in the trust deed). As of September 30, 2016, KWE was in compliance with these covenants.

In August 2014, KWE entered into a three-year unsecured floating rate revolving debt facility ("KWE Facility") with Bank of America Merrill Lynch, Deutsche Bank, and J.P. Morgan Chase of approximately $291.9 million (£225 million) based on rates as of September 30, 2016. As of September 30, 2016, the unsecured credit facility was undrawn, with $291.9 million (£225 million) still available based on rates as of September 30, 2016.

During the nine months ended September 30, 2016, one mortgage loan was consolidated, six acquisitions were partially financed with mortgages, two existing mortgages were refinanced, four properties acquired supplemental financing, and two existing investments that closed all equity financing were subsequently partially financed with mortgages. Two properties at KWE repaid mortgages with proceeds from KWE bond that was issued during the third quarter. See note 4 for more detail on the acquisitions and the investment debt associated with them.
The aggregate maturities of investment debt subsequent to September 30, 2016 are as follows:

(Dollars in millions)	Aggregate Maturities
2016	$4.3
2017	201.0
2018	202.5
2019	615.4
2020	241.2
Thereafter	2,808.2
4,072.6
Debt premium	1.8
Unamortized loan fees	(26.8)
$4,047.6
NOTE 9—SENIOR NOTES

			September 30, 2016			December 31, 2015
(Dollars in millions)				Unamortized			Unamortized
	Interest Rate	Maturity Date	Face Value	Net Premium/(Discount)	Carrying Value	Face Value	Net Premium/(Discount)	Carrying Value
2042 Notes	7.75%	12/1/2042	$55.0	$—	$55.0	$55.0	$—	$55.0
2024 Notes	5.88%	4/1/2024	900.0	(2.2)	897.8	650.0	(2.4)	647.6
Senior Notes			$955.0	$(2.2)	$952.8	$705.0	$(2.4)	$702.6
Unamortized loan fees					(16.3)			(13.8)
Total Senior Notes					$936.5			$688.8
In August 2016, Kennedy Wilson, Inc., (the "Issuer") completed an additional public offering of $250.0 million aggregate principal amount of 5.875% Senior Notes due 2024 (the "Notes"). The Notes were issued as additional notes under the indenture pursuant to which the Issuer previously issued $650 million aggregate principal amount of its 5.875% Senior Notes due 2024 (the “Initial Notes"). The Notes have substantially identical terms as the Initial Notes and will be treated as a single series with the

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Initial Notes under the indenture. The Notes were issued and sold at a public offering price of 100.0% of their principal amount, plus accrued interest from, and including, April 1, 2016.
The indentures governing the 2024 Notes and 2042 Notes contain various restrictive covenants, including, among others, limitations on the Company's ability and the ability of certain of the Company's subsidiaries to incur or guarantee additional indebtedness, to make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stock, engage in transactions with affiliates, create or permit liens on assets, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indentures governing the 2024 and 2042 Notes limit the ability of Kennedy Wilson and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of September 30, 2016, the maximum balance sheet leverage ratio was 0.90 to 1.00. See Note 15 for the guarantor and non-guarantor financial statements.
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
The KW Revolving Facility has certain covenants that, among other things, limit the Borrower and certain of its subsidiaries’ ability to incur additional indebtedness, repurchase capital stock or debt, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The credit agreement that governs the KW Revolving Facility requires the Borrower to maintain (i) a maximum consolidated leverage ratio (as defined in the credit agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.60 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $920,660,504.65 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Borrower after September 30, 2015, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the credit agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the credit agreement) of not greater than an amount equal to the greater of 3.5% of consolidated total asset value (as defined in the credit agreement) and $138,187,197, (vi) a maximum adjusted secured leverage ratio (as defined in the credit agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the credit agreement) of at least $250 million.
As of September 30, 2016, the Borrower’s consolidated leverage ratio was 59.7%, its fixed charge coverage ratio was 3.0 to 1.00, its consolidated tangible net worth was $1,266.7 million, its adjusted secured leverage ratio was 41.8%, its secured recourse leverage ratio was 1.5%, its recourse leverage ratio was 0.81, and liquidity was $738.3 million. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by KWH and certain of its wholly-owned subsidiaries.

During the nine months ended September 30, 2016, the Borrower drew $125.0 million and repaid $125.0 million on its unsecured credit facility to fund acquisitions. The maximum amount drawn on the unsecured credit facility at any one point during the nine months ended September 30, 2016 was $125.0 million. As of September 30, 2016, there was $0.0 million outstanding under the unsecured credit facility, and $475.0 million was still available. As of December 31, 2015, there was $0.0 million outstanding under the unsecured facility, and $475.0 million was still available.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 11—EQUITY
Common Stock Repurchase Program
On February 25, 2016, Kennedy Wilson announced the authorization of a stock repurchase program for up to $100 million.  Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and subject to the Company's discretion. During the nine months ended September 30, 2016, Kennedy Wilson repurchased and retired 1,453,837 shares for $28.7 million under the stock repurchase program.
Dividend Distributions
During the following periods, Kennedy Wilson declared and paid the following cash distributions on its common and preferred stock:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
(Dollars in millions)	Declared	Paid	Declared	Paid
Preferred Stock
Series A (1)	$—	$—	$1.5	$1.5
Series B(2)	1.6	1.6	1.6	1.6
Total Preferred Stock	1.6	1.6	3.1	3.1
Common Stock	48.1	45.9	39.5	34.6
Total (3)	$49.7	$47.5	$42.6	$37.7

(1) The decrease in Series A dividends during the current year is due to the conversion of the Series A preferred stock into common shares during the second quarter of 2015.
(2) $32.6 million of Series B mandatory convertible preferred stock with a mandatory conversion date of November 3, 2018. The conversion price for the Series B mandatory convertible preferred stock was $9.79 and $9.98 per share as of September 30, 2016 and December 31, 2015, respectively, and is subject to further adjustment pursuant to customary anti-dilution provisions.
(3) The difference between declared and paid is the amount accrued on the consolidated balance sheets.
Share-based Compensation
During the three months ended September 30, 2016 and 2015, KW Group recognized $15.6 million and $5.5 million of compensation expense related to the vesting of restricted stock grants. During the nine months ended September 30, 2016 and 2015, KW Group recognized $47.8 million and $19.6 million of compensation expense related to the vesting of restricted stock grants. The increase for the three and nine months ended September 30, 2016 is mainly due to 60% of the expense of the restricted stock that was granted in 2012 under the Company’s Amended and Restated 2009 Equity Participation Plan being incurred during April 2016 to March 2017 due to the cliff vesting that is scheduled to occur in 2017.  A portion of the increase was also attributed to the restricted stock that was granted during the fourth quarter of 2015.
Upon vesting, the restricted stock granted to employees discussed directly above is net share-settled to cover the withholding tax.  Shares that vested during the three months and nine months ended September 30, 2016 and 2015 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities.  The total shares withheld during the three months ended September 30, 2016 and 2015 were 0 shares and 2,026 shares, respectively, and were based on the value of the restricted stock on the respective vesting dates as determined by the Company’s closing stock price. The total shares withheld during the nine months ended September 30, 2016 and 2015 were 693,942 shares and 434,287 shares. During the three months ended September 30, 2016 and 2015, total payments for the employees’ tax obligations to the taxing authorities were $0 million and $0.2 million, respectively.  During the nine months ended September 30, 2016 and 2015, total payments for the employees’ tax obligations to the taxing authorities were $14.6 million and $11.5 million, respectively.  These figures are reflected as a financing activity within KW Group’s Consolidated Statements of Cash Flows.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net of taxes:

	Foreign Currency Translation	Currency Derivative Contracts	Marketable Securities	Total Accumulated Other Comprehensive Income
(Dollars in millions)
Balance at December 31, 2015	$(69.9)	$22.4	$(0.2)	$(47.7)
Unrealized (loss) gains, arising during the period	(67.9)	(129.4)	0.3	(197.0)
Noncontrolling interest	50.8	118.3	—	169.1
Amounts reclassified out of AOCI during the period, gross	6.4	(0.7)	—	5.7
Amounts reclassified out of AOCI during the period, tax	(2.6)	0.3	—	(2.3)
Taxes on unrealized gains (losses), arising during the period	6.2	4.4	(0.1)	10.5
Balance at September 30, 2016	$(77.0)	$15.3	$—	$(61.7)
As discussed throughout this report, the Company is required under U.S. GAAP to consolidate certain non-wholly owned subsidiaries or investments that it controls.  As such, the Company's financial statements reflect currency translation adjustments and related hedging activities on a gross basis. In many instances, these fluctuations are not reflective of the actual foreign currency exposure of the underlying consolidated subsidiary. For example, the Company is required to translate the activities of KWE into U.S. dollars even though KWE does not invest in U.S. dollar denominated assets.  Therefore, it is important to look at the provided currency translation and currency derivative adjustment information net of noncontrolling interests to get a more accurate understanding of the actual currency exposure for the Company.
The local currencies for the Company's interests in foreign operations include the euro, the British pound sterling, and the Japanese yen. The related amounts on KW Group's balance sheets are translated into U.S. dollars at the exchange rates at the respective financial statement date, while amounts on its statements of operations are translated at the average exchange rates during the respective period. The increase in the unrealized losses on foreign currency translation is a result of the strengthening of the U.S. dollar against the euro, the British pound and the Japanese yen during the nine months ended September 30, 2016.
In order to manage currency fluctuations, KW Group entered into currency derivative contracts to manage its exposure to currency fluctuations between its functional currency (U.S. dollar) and the functional currency (Euro, GBP and Yen) of certain of its wholly-owned and consolidated subsidiaries. See note 6 for a more detailed discussion of KW Group's currency derivative contracts.
Noncontrolling Interests
Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries, and are presented separately on KW Group's balance sheet. As of September 30, 2016 and December 31, 2015 KW Group had noncontrolling interest of $1.5 billion and $1.7 billion, respectively.
Kennedy Wilson currently owns approximately 21.8% of KWE’s total issued share capital as of September 30, 2016. The noncontrolling interest holders in KWE had an equity balance of $1.3 billion as of September 30, 2016.  Due to the terms provided in the investment management agreement between KWE and a wholly-owned subsidiary of Kennedy Wilson, the results of KWE are consolidated in KW Group's financial statements.

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except share and per share amounts)	2016	2015	2016	2015
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(2.5)	$14.9	$(11.6)	$42.6
Dividends allocated to participating securities	(0.4)	(0.6)	(1.3)	(1.9)
Net loss (income) attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	(2.9)	14.3	(12.9)	40.7
Dividends declared on common shares	(15.6)	(13.0)	(46.7)	(37.8)
Undistributed (losses) earnings attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	$(18.5)	$1.3	$(59.6)	$2.9

Distributed earnings per share	$0.14	$0.12	$0.42	$0.36
Undistributed (losses) earnings per share	(0.17)	0.01	(0.54)	0.04
(Loss) income per basic	(0.03)	0.13	(0.12)	0.40

(Loss) income per diluted	$(0.03)	$0.13	$(0.12)	$0.40

Weighted average shares outstanding for basic	108,634,228	107,433,124	108,966,540	101,361,606
Weighted average shares outstanding for diluted(1)	108,634,228	107,433,124	108,966,540	105,517,172
Dividends declared per common share	$0.14	$0.12	$0.42	$0.36

(1) For the three and nine months ended September 30, 2016, a total of 3,782,564 and 3,493,709 potentially dilutive securities were not included in the diluted weighted average shares as they were anti-dilutive. For the three and nine months ended September 30, 2015, a total of 3,538,420 and 3,163,589 potentially dilutive securities have not been included in the diluted weighted average shares as they are anti-dilutive. Potentially anti-dilutive securities include preferred stock and unvested restricted stock grants.
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
KW Investments
KW Investments invests in multifamily, office, retail, and residential properties as well as loans secured by real estate in the Western U.S., United Kingdom, Ireland, Spain, Italy and Japan. The Company has an average ownership interest across all investments of approximately 39% as of September 30, 2016.
When it has partners, those partners include public shareholders, financial institutions, foundations, endowments, high net worth individuals and other institutional investors. In these instances, the Company is typically the general partner in the

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

arrangement with a promoted interests in the profits of its investments beyond the Company's ownership percentage. These promoted interest are typically fees earned by IMRES as described below.
KW Investment Management and Real Estate Services (IMRES)
IMRES encompasses the Company fee generating businesses which includes both the Company's investment management platform as well as the Company's third party services business. The Company's clients include shareholders of KWE, financial institutions, institutional investors, insurance companies, developers, builders and government agencies. IMRES has five main lines of business: investment management, property services, research, brokerage, and auction and conventional sales. These five business lines generate revenue for the Company's through fees and commissions.
The Company manages approximately 59 million square feet of properties for the Company and its investment partners (including KWE) in the United States, Europe, and Asia, which includes assets the Company has ownership interests in and third party owned assets. With 25 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain, Italy and Japan, the Company has the capabilities and resources to provide investment management and property services to real estate owners as well as the experience, as a real estate investor, to understand client concerns. The managers of IMRES have an extensive track record in their respective lines of business and in the real estate community as a whole.
Additionally, IMRES plays a critical role in supporting the Company's investment strategy by providing local market intelligence and real-time data for evaluating investments, generating proprietary transaction flow and creating value through efficient implementation of asset management or repositioning strategies.
The following tables summarize income activity by segment and corporate for the three and nine months ended September 30, 2016 and 2015 and balance sheet data as of September 30, 2016 and December 31, 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Investments
Rental	$122.9	$106.6	$363.1	$295.3
Hotel	31.4	31.3	87.3	78.0
Sale of real estate	2.5	1.6	16.7	3.7
Loan purchases, loan originations and other	3.4	4.6	9.2	13.4
Total revenue	160.2	144.1	476.3	390.4
Operating expenses	(80.4)	(70.9)	(241.7)	(204.4)
Depreciation and amortization	(50.0)	(44.9)	(147.3)	(119.5)
Income from unconsolidated investments	31.3	15.0	56.6	40.6
Operating income	61.1	43.3	143.9	107.1
Gain on sale of real estate	21.5	4.6	76.0	44.7
Acquisition-related gains	7.6	29.9	16.2	87.2
Acquisition-related expenses	(1.0)	(8.2)	(9.4)	(28.3)
Interest expense - investments	(36.8)	(31.3)	(102.9)	(77.9)
Other	1.9	(4.3)	7.6	(0.7)
Income before provision for income taxes	54.3	34.0	131.4	132.1
Provision for income taxes	1.6	—	(2.6)	—
Net income	55.9	34.0	128.8	132.1
Net (income) loss attributable to the noncontrolling interests	(15.1)	10.4	(41.3)	14.6
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$40.8	$44.4	$87.5	$146.7

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Investment Management and Real Estate Services
Investment management, property services and research fees (includes $5.4, $8.0, $22.9 and $26.7 of related party fees, respectively)	$14.1	$15.1	$46.7	$47.0
Total revenue	14.1	15.1	46.7	47.0
Operating expenses	(14.2)	(16.1)	(43.6)	(44.2)
Income from unconsolidated investments	0.4	0.9	2.7	3.5
Operating income (loss)	0.3	(0.1)	5.8	6.3
Net income attributable to the noncontrolling interests	—	—	—	0.4
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$0.3	$(0.1)	$5.8	$6.7

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Corporate
Operating expenses	$(21.5)	$(12.6)	$(65.0)	$(39.7)
Operating loss	(21.5)	(12.6)	(65.0)	(39.7)
Interest expense-corporate	(14.5)	(11.7)	(38.8)	(35.5)
Loss before provision for income taxes	(36.0)	(24.3)	(103.8)	(75.2)
(Provision for) benefit from income taxes	(7.1)	(4.5)	0.5	(32.5)
Net loss	(43.1)	(28.8)	(103.3)	(107.7)
Preferred dividends and accretion of preferred stock issuance costs	(0.5)	(0.5)	(1.6)	(3.1)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(43.6)	$(29.3)	$(104.9)	$(110.8)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Consolidated
Rental	$122.9	$106.6	$363.1	$295.3
Hotel	31.4	31.3	87.3	78.0
Sale of real estate	2.5	1.6	16.7	3.7
Investment management, property services and research fees (includes $5.4, $8.0, $22.9 and $26.7 of related party fees)	14.1	15.1	46.7	47.0
Loans and other	3.4	4.6	9.2	13.4
Total revenue	174.3	159.2	523.0	437.4
Operating expenses	(116.1)	(99.6)	(350.3)	(288.3)
Depreciation and amortization	(50.0)	(44.9)	(147.3)	(119.5)
Total operating expenses	(166.1)	(144.5)	(497.6)	(407.8)
Income from unconsolidated investments	31.7	15.9	59.3	44.1
Operating income	39.9	30.6	84.7	73.7
Gain on sale of real estate	21.5	4.6	76.0	44.7
Acquisition-related gain	7.6	29.9	16.2	87.2
Acquisition-related expenses	(1.0)	(8.2)	(9.4)	(28.3)
Interest expense - investment	(36.8)	(31.3)	(102.9)	(77.9)
Interest expense - corporate	(14.5)	(11.7)	(38.8)	(35.5)
Other	1.9	(4.3)	7.6	(0.7)
Income before benefit from income taxes	18.6	9.6	33.4	63.2
Provision for income taxes	(5.5)	(4.5)	(2.1)	(32.5)
Net income	13.1	5.1	31.3	30.7
Net (income) loss attributable to the noncontrolling interests	(15.1)	10.3	(41.3)	15.0
Preferred dividends and accretion of preferred stock issuance costs	(0.5)	(0.5)	(1.6)	(3.1)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(2.5)	$14.9	$(11.6)	$42.6

(Dollars in millions)	September 30, 2016	December 31, 2015
Total Assets
Investments	$7,667.4	$7,418.6
Investment management and real estate services	70.3	58.1
Corporate	229.1	118.9
Total assets	$7,966.8	$7,595.6
NOTE 14—INCOME TAXES
In determining quarterly provisions for income taxes, the Company calculates income tax expense based on actual year-to-date income and statutory tax rates. The year-to-date income tax expense also reflects the Company's assessment of potential exposure for uncertain tax positions.
The fluctuations between periods in the Company's income tax expense are mainly due to varying levels of income as well as amounts attributable to foreign sourced income and noncontrolling interests. During the nine months ended September 30, 2016, KW Group generated pretax book income of $33.4 million related to its global operations, and recorded a tax provision of $2.1 million. The difference between the U.S. federal rate of 35% and the Company's effective rate is primarily attributable to income earned by noncontrolling interests which is generally not subject to corporate taxes.  In addition, the Company's effective tax rate was favorably impacted by capital gains realized from the sale of real estate in the United Kingdom and Ireland, the

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

majority of which was not subject to corporate taxes. During the three months ended June 30, 2016, the Company also reversed valuation allowance as new evidence indicates that it is more likely than not certain net operating losses in the United Kingdom will be realizable.
The Company has subsidiaries in the United Kingdom, Ireland, Luxembourg, Spain and Jersey which manage the Company's European real estate investments.  The Company also has subsidiaries that operate a hotel businesses in Ireland and Scotland. As of September 30, 2016, two of the Company's subsidiaries in Ireland had positive, accumulated earnings of $5.7 million. U.S. domestic taxes have not been provided on amounts earned by the Company's Irish subsidiaries as the Company plans to indefinitely reinvest amounts earned by these subsidiaries. If these earnings were repatriated to the United States, additional U.S. domestic taxes of $1.3 million would be incurred.
NOTE 15—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information include:

(1) Condensed consolidating balance sheets as of September 30, 2016 and December 31, 2015; consolidating statements of operations for the three and nine months ended September 30, 2016 and 2015; consolidating statements of comprehensive income for the three and nine months ended September 30, 2016 and 2015; and condensed consolidating statements of cash flows for the nine months ended September 30, 2016 and 2015, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.
Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three and nine months ended September 30, 2016 or 2015.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2016

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$124.2	$36.2	$122.3	$—	$282.7
Cash held by consolidated investments	—	—	—	692.5	—	692.5
Accounts receivable	—	—	35.9	28.2	—	64.1
Loan purchases and originations	—	0.3	12.0	96.9	—	109.2
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,483.7	4,645.4	—	6,129.1
Unconsolidated investments	—	17.6	283.8	131.5	—	432.9
Investments in and advances to consolidated subsidiaries	1,079.1	2,010.8	1,256.6	—	(4,346.5)	—
Other assets	—	3.2	37.3	215.8	—	256.3
Total assets	$1,079.1	$2,156.1	$3,145.5	$5,932.6	$(4,346.5)	$7,966.8

Liabilities and equity
Liabilities
Accounts payable	$—	$0.1	$2.1	$12.4	$—	$14.6
Accrued expenses and other liabilities	15.9	140.4	274.6	9.2	—	440.1
Investment debt	—	—	858.0	3,189.6	—	4,047.6
Senior notes payable	—	936.5	—	—	—	936.5
Line of credit	—	—	—	—	—	—
Total liabilities	15.9	1,077.0	1,134.7	3,211.2	—	5,438.8

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,063.2	1,079.1	2,010.8	1,256.6	(4,346.5)	1,063.2
Noncontrolling interests	—	—	—	1,464.8	—	1,464.8
Total equity	1,063.2	1,079.1	2,010.8	2,721.4	(4,346.5)	2,528.0
Total liabilities and equity	$1,079.1	$2,156.1	$3,145.5	$5,932.6	$(4,346.5)	$7,966.8

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Investment management, property services and research fees	$—	$—	$12.1	$2.0	$—	$14.1
Rental	—	—	30.7	92.2	—	122.9
Hotel	—	—	—	31.4	—	31.4
Sale of real estate	—	—	2.5	—	—	2.5
Loan purchases, loan originations and other	—	0.1	0.2	3.1	—	3.4
Total revenue	—	0.1	45.5	128.7	—	174.3
Operating expenses
Commission and marketing	—	—	2.4	0.1	—	2.5
Rental operating	—	—	11.9	22.7	—	34.6
Hotel operating	—	—	—	23.8	—	23.8
Cost of real estate sold	—	—	2.4	0.1	—	2.5
Compensation and related	15.5	13.9	10.9	1.9	—	42.2
General and administrative	—	3.5	4.4	2.6	—	10.5
Depreciation and amortization	—	0.4	10.5	39.1	—	50.0
Total operating expenses	15.5	17.8	42.5	90.3	—	166.1
Income from unconsolidated subsidiaries	—	0.7	22.8	8.2	—	31.7
Income from consolidated subsidiaries	28.6	64.5	37.1	—	(130.2)	—
Operating income (loss)	13.1	47.5	62.9	46.6	(130.2)	39.9
Non-operating income (expense)
Acquisition-related gains	—	—	7.6	—	—	7.6
Acquisition-related expenses	—	—	(0.9)	(0.1)	—	(1.0)
Interest expense-investment	—	—	(6.8)	(30.0)	—	(36.8)
Interest expense-corporate	—	(14.5)	—	—	—	(14.5)
Gain on sale of real estate	—	—	0.4	21.1	—	21.5
Other income / (expense)	—	0.3	—	1.6	—	1.9
Income (loss) before benefit from income taxes	13.1	33.3	63.2	39.2	(130.2)	18.6
(Provision for) benefit from income taxes	—	(4.7)	1.3	(2.1)	—	(5.5)
Net income (loss)	13.1	28.6	64.5	37.1	(130.2)	13.1
Net (income) loss attributable to the noncontrolling interests	—	—	—	(15.1)	—	(15.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	13.1	28.6	64.5	22.0	(130.2)	(2.0)
Preferred dividends and accretion of preferred stock issuance costs	(0.5)	—	—	—	—	(0.5)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$12.6	$28.6	$64.5	$22.0	$(130.2)	$(2.5)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Investment management, property services and research fees	$—	$—	$43.2	$3.5	$—	$46.7
Rental	—	—	81.9	281.2	—	363.1
Hotel	—	—	—	87.3	—	87.3
Sale of real estate	—	—	12.2	4.5	—	16.7
Loan purchases, loan originations and other	—	0.1	0.8	8.3	—	9.2
Total revenue	—	0.1	138.1	384.8	—	523.0
Operating expenses
Commission and marketing	—	—	5.6	0.4	—	6.0
Rental operating	—	—	34.0	64.4	—	98.4
Hotel operating	—	—	—	71.9	—	71.9
Cost of real estate sold	—	—	9.6	3.5	—	13.1
Compensation and related	47.8	39.5	35.4	5.7	—	128.4
General and administrative	—	10.5	12.1	9.9	—	32.5
Depreciation and amortization	—	1.0	28.0	118.3	—	147.3
Total operating expenses	47.8	51.0	124.7	274.1	—	497.6
Income from unconsolidated subsidiaries	—	3.8	31.3	24.2	—	59.3
Income from consolidated subsidiaries	79.1	158.3	125.4	—	(362.8)	—
Operating income (loss)	31.3	111.2	170.1	134.9	(362.8)	84.7
Non-operating income (expense)
Acquisition-related gains	—	—	7.6	8.6	—	16.2
Acquisition-related expenses	—	—	(2.1)	(7.3)	—	(9.4)
Interest expense-investment	—	—	(17.8)	(85.1)	—	(102.9)
Interest expense-corporate	—	(38.8)	—	—	—	(38.8)
Gain on sale of real estate	—	—	0.8	75.2	—	76.0
Other income / (expense)	—	7.6	(2.6)	2.6	—	7.6
Income (loss) before benefit from income taxes	31.3	80.0	156.0	128.9	(362.8)	33.4
(Provision for) benefit from income taxes	—	(0.9)	2.3	(3.5)	—	(2.1)
Net income (loss)	31.3	79.1	158.3	125.4	(362.8)	31.3
Net (income) loss attributable to the noncontrolling interests	—	—	—	(41.3)	—	(41.3)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	31.3	79.1	158.3	84.1	(362.8)	(10.0)
Preferred dividends and accretion of preferred stock issuance costs	(1.6)	—	—	—	—	(1.6)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$29.7	$79.1	$158.3	$84.1	$(362.8)	$(11.6)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Investment management, property services, and research fees	$—	$—	$14.7	$0.4	$—	$15.1
Rental	—	—	19.2	87.4	—	106.6
Hotel	—	—	—	31.3	—	31.3
Sale of real estate	—	—	0.1	1.5	—	1.6
Loan purchases, loan originations and other	—	—	0.2	4.4	—	4.6
Total revenue	—	—	34.2	125.0	—	159.2
Operating expenses
Commission and marketing	—	—	1.1	0.1	—	1.2
Rental operating	—	—	8.0	21.4	—	29.4
Hotel operating	—	—	—	22.7	—	22.7
Cost of real estate sold	—	—	—	1.1	—	1.1
Compensation and related	5.5	17.0	11.0	1.7	—	35.2
General and administrative	—	3.6	4.9	1.5	—	10.0
Depreciation and amortization	—	0.1	5.7	39.1	—	44.9
Total operating expenses	5.5	20.7	30.7	87.6	—	144.5
Income from unconsolidated investments, net of depreciation and amortization	—	(1.2)	20.0	(2.9)	—	15.9
Income from consolidated subsidiaries	10.6	44.0	(35.0)	—	(19.6)	—
Operating income (loss)	5.1	22.1	(11.5)	34.5	(19.6)	30.6
Non-operating income (expense)
Acquisition-related gains	—	—	61.6	(31.7)	—	29.9
Acquisition-related expense	—	(0.1)	(0.4)	(7.7)	—	(8.2)
Interest expense-investment	—	—	(4.6)	(26.7)	—	(31.3)
Interest expense-corporate	—	(11.7)	—	—	—	(11.7)
Gain (loss) on sale of real estate	—	—	—	4.6	—	4.6
Other income / (expense)	—	0.4	0.1	(4.8)	—	(4.3)
Income (loss) before benefit from income taxes	5.1	10.7	45.2	(31.8)	(19.6)	9.6
(Provision for) benefit from income taxes	—	(0.1)	(1.2)	(3.2)	—	(4.5)
Net income (loss)	5.1	10.6	44.0	(35.0)	(19.6)	5.1
Net (income) loss attributable to the noncontrolling interests	—	—	—	10.3	—	10.3
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	5.1	10.6	44.0	(24.7)	(19.6)	15.4
Preferred dividends and accretion of preferred stock issuance costs	(0.5)	—	—	—	—	(0.5)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$4.6	$10.6	$44.0	$(24.7)	$(19.6)	$14.9

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Investment management, property services, and research fees	$—	$—	$44.9	$2.1	$—	$47.0
Rental	—	—	44.0	251.3	—	295.3
Hotel	—	—	—	78.0	—	78.0
Sale of real estate	—	—	0.1	3.6	—	3.7
Loan purchases, loan originations and other	—	—	1.0	12.4	—	13.4
Total revenue	—	—	90.0	347.4	—	437.4
Operating expenses
Commission and marketing	—	1.0	2.7	0.7	—	4.4
Rental operating	—	—	16.2	62.3	—	78.5
Hotel operating	—	—	—	66.1	—	66.1
Cost of real estate sold	—	—	—	2.6	—	2.6
Compensation and related	19.6	46.9	32.4	6.5	—	105.4
General and administrative	—	11.0	12.2	8.1	—	31.3
Depreciation and amortization	—	0.5	14.2	104.8	—	119.5
Total operating expenses	19.6	59.4	77.7	251.1	—	407.8
Income from unconsolidated investments, net of depreciation and amortization	—	—	37.6	6.5	—	44.1
Income from consolidated subsidiaries	50.3	148.7	49.0	—	(248.0)	—
Operating income (loss)	30.7	89.3	98.9	102.8	(248.0)	73.7
Non-operating income (expense)
Acquisition-related gains	—	—	61.6	25.6	—	87.2
Acquisition-related expense	—	(0.4)	(0.6)	(27.3)	—	(28.3)
Interest expense-investment	—	—	(10.1)	(67.8)	—	(77.9)
Interest expense-corporate	—	(35.5)	—	—	—	(35.5)
Gain (loss) on sale of real estate	—	—	—	44.7	—	44.7
Other income / (expense)	—	0.3	0.1	(1.1)	—	(0.7)
Income (loss) before benefit from income taxes	30.7	53.7	149.9	76.9	(248.0)	63.2
(Provision for) benefit from income taxes	—	(3.4)	(1.2)	(27.9)	—	(32.5)
Net income (loss)	30.7	50.3	148.7	49.0	(248.0)	30.7
Net (income) loss attributable to the noncontrolling interests	—	—	—	15.0	—	15.0
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	30.7	50.3	148.7	64.0	(248.0)	45.7
Preferred dividends and accretion of preferred stock issuance costs	(3.1)	—	—	—	—	(3.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$27.6	$50.3	$148.7	$64.0	$(248.0)	$42.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$13.1	$28.6	$64.5	$37.1	$(130.2)	$13.1

Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation (loss) gain	(1.1)	(1.1)	(2.2)	(0.1)	3.4	(1.1)
Unrealized loss on marketable securities	0.1	0.1	—	—	(0.1)	0.1
Amounts reclassified out of AOCI during the period	0.7	0.7	—	0.7	(1.4)	0.7
Unrealized currency derivative contracts gain (loss)	(35.6)	(35.6)	1.4	(37.0)	71.2	(35.6)
Total other comprehensive (loss) income for the period	$(35.9)	$(35.9)	$(0.8)	$(36.4)	$73.1	$(35.9)

Comprehensive (loss) income	$(22.8)	$(7.3)	$63.7	$0.7	$(57.1)	$(22.8)
Comprehensive loss attributable to noncontrolling interests	—	—	—	15.7	—	15.7
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(22.8)	$(7.3)	$63.7	$16.4	$(57.1)	$(7.1)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income (loss)	$5.1	$10.6	$44.0	$(35.0)	$(19.6)	$5.1

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation (loss) gains	(51.8)	(51.8)	(1.0)	(138.3)	191.1	(51.8)
Amounts reclassified out of AOCI during the period	(0.3)	(0.3)	(0.3)	—	0.6	(0.3)
Unrealized currency derivative contracts (loss) gain	(8.3)	(8.3)	5.8	(14.1)	16.6	(8.3)
Total other comprehensive income for the period	$(60.4)	$(60.4)	$4.5	$(152.4)	$208.3	$(60.4)

Comprehensive (loss) income	$(55.3)	$(49.8)	$48.5	$(187.4)	$188.7	$(55.3)
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	67.9	—	67.9
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(55.3)	$(49.8)	$48.5	$(119.5)	$188.7	$12.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$31.3	$79.1	$158.3	$125.4	$(362.8)	$31.3

Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation (loss) gain	(61.7)	(61.7)	(8.7)	(64.4)	134.8	(61.7)
Unrealized loss on marketable securities	0.2	0.2	—	—	(0.2)	0.2
Amounts reclassified from accumulated other comprehensive income	3.4	3.4	—	3.4	(6.8)	3.4
Unrealized currency derivative contracts gain (loss)	(125.0)	(125.0)	11.8	(136.8)	250.0	(125.0)
Total other comprehensive (loss) income for the period	$(183.1)	$(183.1)	$3.1	$(197.8)	$377.8	$(183.1)

Comprehensive (loss) income	$(151.8)	$(104.0)	$161.4	$(72.4)	$15.0	$(151.8)
Comprehensive loss attributable to noncontrolling interests	—	—	—	127.8	—	127.8
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(151.8)	$(104.0)	$161.4	$55.4	$15.0	$(24.0)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$30.7	$50.3	$148.7	$49.0	$(248.0)	$30.7

Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation (loss) gain	(88.0)	(88.0)	(9.4)	(23.8)	121.2	(88.0)
Unrealized gain on marketable securities	0.1	0.1	—	—	(0.1)	0.1
Amounts reclassified out of AOCI during the period	9.7	9.7	(0.6)	10.3	(19.4)	9.7
Unrealized currency derivative contracts gain (loss)	6.7	6.7	8.3	(1.6)	(13.4)	6.7
Total other comprehensive (loss) income for the period	$(71.5)	$(71.5)	$(1.7)	$(15.1)	$88.3	$(71.5)

Comprehensive (loss) income	$(40.8)	$(21.2)	$147.0	$33.9	$(159.7)	$(40.8)
Comprehensive loss attributable to noncontrolling interests	—	—	—	78.3	—	78.3
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(40.8)	$(21.2)	$147.0	$112.2	$(159.7)	$37.5

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities	$(0.2)	$(224.2)	$213.2	$89.6	$78.4
Cash flows from investing activities:
Additions to loans	—	(11.6)	(4.5)	—	(16.1)
Collections of loans	—	6.6	5.0	133.8	145.4
Net proceeds from sale of real estate	—	—	11.5	254.5	266.0
Purchases of and additions to real estate	—	—	(297.1)	(451.3)	(748.4)
Proceeds from settlement of foreign derivative contracts	—	43.3	—	—	43.3
Purchases of foreign derivative contracts	—	(5.8)	—	—	(5.8)
Investment in marketable securities	—	—	(0.9)	—	(0.9)
Distributions from unconsolidated investments	—	—	28.7	34.7	63.4
Contributions to unconsolidated investments	—	(1.0)	(52.5)	(16.8)	(70.3)
(Investments in) distributions from consolidated subsidiaries, net	91.1	(9.9)	(115.1)	33.9	—
Net cash provided by investing activities	91.1	21.6	(424.9)	(11.2)	(323.4)
Cash flows from financing activities:
Borrowings under senior notes payable	—	250.0	—	—	250.0
Borrowings under line of credit	—	125.0	—	—	125.0
Repayment of line of credit	—	(125.0)	—	—	(125.0)
Borrowings under investment debt	—	—	236.7	696.7	933.4
Repayment of investment debt			(24.6)	(382.5)	(407.1)
Debt issue costs	—	(3.5)	(1.2)	(4.7)	(9.4)
Repurchase and retirement of common stock	(43.4)	—	—	—	(43.4)
Dividends paid	(47.5)	—	—	—	(47.5)
Acquisition of KWE shares from noncontrolling interest holders	—	—	—	(70.6)	(70.6)
Contributions from noncontrolling interests, excluding KWE	—	—	—	25.3	25.3
Distributions to noncontrolling interests	—	—	—	(94.8)	(94.8)
Net cash (used in) provided by financing activities	(90.9)	246.5	210.9	169.4	535.9
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(47.3)	(47.3)
Net change in cash and cash equivalents	—	43.9	(0.8)	200.5	243.6
Cash and cash equivalents, beginning of period	—	80.2	37.0	614.4	731.6
Cash and cash equivalents, end of period	$—	$124.1	$36.2	$814.9	$975.2

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash provided (used in) by operating activities	$4.8	$41.2	$103.9	$(35.7)	$114.2
Cash flows from investing activities:
Additions to loans	—	(39.0)	—	(194.9)	(233.9)
Collections of loans	—	—	8.7	6.6	15.3
Net proceeds from sale of real estate	—	—	—	523.4	523.4
Purchases of and additions to real estate	—	—	(186.3)	(1,347.7)	(1,534.0)
Additions to nonrefundable escrow deposits	—	—	—	—	—
Proceeds from settlement of foreign derivative contracts	—	17.9	—	18.3	36.2
Purchases of foreign derivative contracts	—	(3.7)	—	(1.5)	(5.2)
Proceeds from sale of marketable securities	—	—	6.2	—	6.2
Distributions from unconsolidated investments	—	—	44.5	47.5	92.0
Contributions to unconsolidated investments	—	(1.5)	(67.4)	(86.3)	(155.2)
(Investments in) distributions from consolidated subsidiaries, net	(170.7)	113.1	18.9	38.7	—
Net cash (used in) provided by investing activities	(170.7)	86.8	(175.4)	(995.9)	(1,255.2)
Cash flows from financing activities:
Borrowings under line of credit	—	75.0	—	—	75.0
Repayment of lines of credit	—	(200.0)	—	—	(200.0)
Borrowings under investment debt	—	—	84.0	1,548.2	1,632.2
Repayment of investment debt	—	—	(5.1)	(615.1)	(620.2)
Debt issue costs	—	(0.7)	(0.9)	(13.4)	(15.0)
Issuance of common stock	215.0	—	—	—	215.0
Repurchase and retirement of common stock	(11.4)	—	—	—	(11.4)
Dividends paid	(37.7)	—	—	—	(37.7)
Acquisition of KWE shares from noncontrolling interest holders	—	—	—	(59.5)	(59.5)
Contributions from noncontrolling interests, excluding KWE	—	—	—	6.5	6.5
Distributions to noncontrolling interests	—	—	—	(205.8)	(205.8)
Net cash provided by (used in) financing activities	165.9	(125.7)	78.0	660.9	779.1
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(34.2)	(34.2)
Net change in cash and cash equivalents	—	2.3	6.5	(404.9)	(396.1)
Cash and cash equivalents, beginning of period	—	38.2	21.0	878.5	937.7
Cash and cash equivalents, end of period	$—	$40.5	$27.5	$473.6	$541.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 16—SUBSEQUENT EVENTS

The Company and an equity partner acquired Equinox, a 204-unit multifamily community in Seattle, Washington, for $90.3 million. The company and its equity partner invested $38.0 million of equity (inclusive of closing costs), of which the company’s share is 51%.
The Company sold a wholly-owned 175,000 sq. ft. office building located in North Hollywood, CA for $61.5 million. Kennedy Wilson received $28.5 million in net proceeds resulting in an approximate $12.8 million cash profit over the life of the investment and an1.6x equity multiple.
Subsequent to the quarter, the Company and its equity partners entered into separate contracts to sell five investments (three multifamily properties, one office property and a residential land investment) at an aggregate purchase price of approximately $309 million and a contract to purchase a multifamily investment for approximately $93 million.  The Company’s equity investment in the acquisition has not yet been determined and these transactions are subject to certain conditions and there can be no assurances that we will complete them.
On September 28, 2016, Kennedy Wilson Europe announced a share repurchase of up to £100 million. As of November 3, 2016, KWE had repurchased and retired 4.9 million shares for a total purchase price of £50.0 million. As of November 3, 2016, Kennedy Wilson owns 22.6% of the outstanding share capital of KWE.

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
Our value is primarily derived from our ownership in income producing real estate assets. We have an ownership interest in approximately 59 million square feet of property globally, including 25,769 multifamily rental units and 18.2 million square feet of commercial property. In addition to our core income producing real estate, we engage in redevelopment and value add initiatives through which we enhance cash flows or reposition assets to increase sale value. Additionally, our investment management and property services businesses manages over $17 billion of IMRES AUM, the majority of which we have an ownership interest in and the balance we manage for third parties.
We have 507 employees in 25 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain, Italy and Japan and manage and work with over 5,000 operating associates.

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

KW Investments
We invest our capital in real estate assets and loans secured by real estate either on our own or through our investment management platform. When we have partners, we are typically the general partner in the arrangement with a promoted interest in the profits of our investments beyond our ownership percentage. We had an average ownership interest across all investments of approximately 39% as of September 30, 2016. Our equity partners include publicly traded companies, financial institutions, foundations, endowments, high net worth individuals and other institutional investors.

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
Residential and Other
In certain cases, we may pursue for-sale housing acquisition opportunities, including land for entitlements, finished lots, urban infill housing sites and partially finished and finished housing projects. On certain income-producing acquisitions, there are adjacent land parcels to which we assign little or no basis and for which we may pursue entitlement activities or, in some cases, development or re-development opportunities. This group also includes our investment in marketable securities. Included in Western U.S. residential are six residential investments and one loan investments in Hawaii. Our investment account balance for these Hawaiian investments is $192.0 million.
Investment Account
Our investment account represents our carrying value of equity before depreciation and amortization. In 2016, together with our equity partners, we acquired $1.1 billion of real estate and loans secured by real estate at purchase price. These acquisitions were comprised of the following: 57% multifamily, 41% commercial and 2% residential and other.
At September 30, 2016, we and our equity partners held a real estate and real estate related investment portfolio with assets at a carrying value of approximately $11.3 billion, with approximately 54% net debt to gross assets ratio. We have an average ownership interest across all of our investments of approximately 39% as of September 30, 2016.

Our investment account increased during the year primarily due to fair value increases recognized on certain investments accounted for under fair value, mainly our investment in VHH. Noncontrolling interest decreased during the year due to $138.7 million in net distributions primarily relating to our increased ownership in KWE, distributions relating to property sales and investing distributions from debt refinancings. Foreign currency translation and hedge losses also decreased noncontrolling interests by $169.1 million. These decreases were primarily offset by income earned on investments that had noncontrolling interests.
The following table describes our investment account (Kennedy Wilson's equity in real estate and loans secured by real estate), which includes the following financial statement captions and is derived from the consolidated balance sheets, as of September 30, 2016 and December 31, 2015:

(Dollars in millions)	September 30, 2016	December 31, 2015
Real estate and acquired in-place lease values, gross of accumulated depreciation and amortization of $356.3 and $248.5, respectively	$6,485.4	$6,046.0
Loan purchases and originations	109.2	299.7
Investment debt	(4,047.6)	(3,627.5)
Cash held by consolidated investments	692.5	549.0
Unconsolidated investments(1), gross of accumulated depreciation and amortization of $56.9 and $55.8, respectively	474.5	487.8
Net hedge (liability) asset	(75.2)	15.2
Other(2)	27.2	19.9
Consolidated investment account	3,666.0	3,790.1
Less:
Noncontrolling interests on investments, gross of depreciation and amortization of $161.1 and $116.5, respectively	(1,625.9)	(1,847.8)
Investment account	$2,040.1	$1,942.3

(1) Excludes $15.3 million and $12.9 million related to our investment in a servicing platform in Spain, as of September 30, 2016 and December 31, 2015, respectively.
(2) Includes our marketable securities, which are part of other assets, as well as net other assets of consolidated investments.
The following table breaks down our investment account information derived from the consolidated balance sheet, by investment type and geographic location as of September 30, 2016:

(Dollars in millions)	Multifamily	Commercial	Loans Secured by Real Estate	Residential and Other	Hotel	Total
Western U.S.	$549.8	$308.3	$12.3	$352.6	$32.8	$1,255.8
Japan	7.0	—	—	0.4	—	7.4
United Kingdom	6.0	68.6	—	0.2	—	74.8
Ireland	40.8	27.2	—	52.5	79.9	200.4
Net hedge asset						5.0
KW share of cash held by consolidated investments						53.3
Total excluding KWE	$603.6	$404.1	$12.3	$405.7	$112.7	$1,596.7
KWE:
United Kingdom	$12.7	$293.3	$17.1	$10.5	$11.0	$344.6
Ireland	23.5	108.4	5.9	18.2	9.2	165.2
Italy	—	49.8	—	—	—	49.8
Spain	—	20.2	—	17.5	—	37.7
Other(2)						(153.9)
Total KWE	$36.2	$471.7	$23.0	$46.2	$20.2	$443.4
Grand Total	$639.8	$875.8	$35.3	$451.9	$132.9	$2,040.1
(1) Includes $136.5 million of KW's share of cash, $(273.0) million of KW's share of unsecured debt, and $(17.4) million of KW's share of hedges.

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
Investment Management
Our investment management platform utilizes a number of different investment vehicles for which we provide acquisition, asset management and financing, and other investment-related services, and typically includes a co-investment from us. We usually provide investment management services on our consolidated investment portfolio as well as investments with strategic partners many of whom have separate account agreements with us. Through our fund management business we have five closed end funds that we seek to generate attractive, risk adjusted returns.
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
Commingled funds
We have five closed end funds that we manage and receive investment management fees. Most recently, we completed fund-raising for our fifth value-add fund, Kennedy Wilson Fund V, a $500 million private fund targeting the Western U.S. We are the largest investor in the fund with a 12% interest. Fund V has a current portfolio of 15 investments with an aggregate purchase price of $300.2 million, with $30.0 million of undrawn commitments.
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
Kennedy Wilson Europe Real Estate Plc (LSE: KWE)
KWE closed its initial public offering in February 2014 and a follow-on offering in October 2014, raising an aggregate of approximately $2.2 billion in gross proceeds.  KWE, whose ordinary shares are listed on the London Stock Exchange’s main market and who is a member of the FTSE 250 Index, acquires real estate and real estate-related assets in Europe. As of September 30, 2016, KWE has 265 real estate assets with approximately 11.9 million square feet and totaling $4.0 billion in portfolio value (primarily located in the U.K. and Ireland), which KWE currently expects to produce over $210 million of annualized net operating income (net rental income for property portfolios, EBITDA for hotels and interest income for loan portfolios). As of September 30, 2016, Kennedy Wilson owns approximately 29.6 million ordinary shares of KWE (with a cost basis of $486.7 million) or approximately 21.8% of the total issued share capital of KWE.
KWE is externally managed by one of our wholly-owned subsidiaries, KWE Manager pursuant to an investment management agreement whereby are entitled to receive certain management and performance fees.  KWE Manager is entitled to an annual management fee (payable quarterly in arrears) equal to 1% of KWE’s adjusted net asset value (reported by KWE to be £1.7 billion at September 30, 2016) and certain performance fees.  The management fee payable to KWE Manager is paid half in cash and half in shares of KWE.  During the nine months ended September 30, 2016, KWH earned $17.3 million in management fees from KWE.
We are also entitled to receive an annual performance fee equal to 20% of the lesser of (i) the excess of the shareholder return for the relevant year (defined as the change in KWE’s adjusted net asset value per ordinary share plus dividends paid) over a 10% annual return hurdle, and (ii) the excess of year-end adjusted net asset value per ordinary share over a “high water mark.” The performance fee is payable in shares of KWE that vest equally over a three-year period. The Company has not accrued an annual performance fee for the nine months ended September 30, 2016. During the first quarter, $41.2 million of performance fees relating to 2015 were paid to Kennedy Wilson in shares of KWE.
The compensation committee of our board of directors approved and reserved up to thirty percent (30%) of any performance fees earned by us to be allocated to certain employees. As of September 30, 2016, awards representing approximately twenty-five percent (25%) of the performance fees have been allocated to certain employees through individual award letters. The award letters provide that the employee’s right to receive the RSUs is subject the employee’s continued employment with us through the applicable grant date, and that upon a termination of the employee’s employment for any reason, the employee will have no right to receive further RSU awards. The award letter, and the employee’s right to receive future RSU awards, may be amended or terminated at any time by us in our discretion without the employee’s consent or approval, and we may, in our discretion, reduce or otherwise modify the employee’s award percentage (including a reduction to 0%) at any time. We granted 30% of the performance fees that we received for our management of KWE in 2015 as equity-based compensation to certain of our employees in the form of restricted stock units that vest over a three-year period.  Until and unless the restricted stock units vest, we will continue to own the underlying KWE shares.  As mentioned above, we have agreed, pursuant to individual award letters, to allocate 25% of any future performance fees similarly to such employees, subject to certain conditions but the compensation committee may grant the remaining 5% to our employees.
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
The following condensed financial statements show KWE's financial position and results of operations in the context of our consolidated financial statements as a whole:

	As of September 30, 2016 (unaudited)
(Dollars in millions)	KWE	Non-KWE (1)(4)	Elimination	Total KWH
Cash(2)	$627.4	$347.8	$—	$975.2
Accounts receivable	20.5	43.6	—	64.1
Loan purchases and originations	96.9	12.3	—	109.2
Real estate and acquired in place lease values, net of accumulated depreciation and amortization(3)	3,254.9	2,874.2	—	6,129.1
Investment in marketable securities	—	405.9	(405.9)	—
Unconsolidated investments	—	432.9	—	432.9
Other assets	195.6	60.7	—	256.3
Total assets	$4,195.3	$4,177.4	$(405.9)	$7,966.8

Accounts payable	$7.1	$7.5	$—	$14.6
Accrued expenses and other liabilities	274.8	165.3	—	440.1
Investment debt	2,235.2	1,812.4	—	4,047.6
Senior notes payable	—	936.5	—	936.5
Total liabilities	2,517.1	2,921.7	—	5,438.8

Kennedy-Wilson Holdings Inc. shareholders' equity	450.3	1,231.6	(450.3)	1,231.6
Accumulated other comprehensive income	(44.4)	(168.4)	44.4	(168.4)
Noncontrolling interests	1,272.3	192.5	—	1,464.8
Total equity	1,678.2	1,255.7	(405.9)	2,528.0
Total liabilities and equity	$4,195.3	$4,177.4	$(405.9)	$7,966.8
(1) Consists of investments that are consolidated in our financial statements and investments that are held through joint ventures.
(2) Includes cash and cash equivalents and cash held by consolidated investments
(3) Includes $169.6 million and $186.7 million of accumulated depreciation and amortization for KWE and Non-KWE, respectively.
(4) Includes $840.6 million of total assets and $417.7 million of equity in European investments we made prior to KWE's formation.

	Nine Months Ended September 30, 2016
(Dollars in millions)	KWE	Non-KWE	Fee Elimination(1)	Total KWH
Revenue
Rental	$195.9	$167.2	$—	$363.1
Fees	—	64.0	(17.3)	46.7
Hotel	20.9	66.4	—	87.3
Sale of real estate	—	16.7	—	16.7
Dividend income	—	13.9	(13.9)	—
Loan purchases, loan originations and other	8.3	0.9	—	9.2
Total revenue	225.1	329.1	(31.2)	523.0
Operating expenses
Commission and marketing	—	6.0	—	6.0
Rental operating	39.6	58.8	—	98.4
Hotel operating	19.0	52.9	—	71.9
Cost of real estate sold	—	13.1	—	13.1
Compensation and related	0.8	127.6	—	128.4
General and administrative	8.2	24.3	—	32.5
Depreciation and amortization	82.3	65.0	—	147.3
Total operating expenses	149.9	347.7	—	497.6
Income from unconsolidated investments	—	59.3	—	59.3
Operating income	75.2	40.7	(31.2)	84.7
Non-operating income (expense)
Gain on sale of real estate	50.6	25.4	—	76.0
Acquisition-related gains	—	16.2	—	16.2
Acquisition-related expenses	(6.8)	(2.6)	—	(9.4)
Interest expense-investment	(59.0)	(43.9)	—	(102.9)
Interest expense-corporate	—	(38.8)	—	(38.8)
Management fee	(17.3)	—	17.3	—
Other income	1.8	5.8	—	7.6
Income (loss) before provision for income taxes	44.5	2.8	(13.9)	33.4
Provision for income taxes	(6.2)	4.1	—	(2.1)
Net income (loss)	$38.3	$6.9	$(13.9)	$31.3
(1)Only relates to fee elimination associated with our investment in KWE. We have additional fees eliminated associated with other equity partners.
Legacy European Investments
Prior to KWE's formation and for investments that do not meet KWE's investment guidelines, we have directly invested in 17 properties and a servicing platform in Europe that have total assets of $840.6 million included in our consolidated balance sheet and $417.7 million of equity as of September 30, 2016. As of September 30, 2016, our weighted average ownership in these investments was 57%.

Selected Financial Data
In order help the user of the financial statements understand our growth, we have included certain five-year selected financial data. The following tables show selected financial items for the three and nine months ended September 30, 2016 through 2012:

	Three Months Ended September 30,
(Dollars in millions, except per share amounts)	2016	2015	2014	2013	2012
GAAP
Revenues	$174.3	$159.2	$113.7	$33.5	$15.2
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(2.5)	14.9	(2.2)	(4.1)	(6.2)
Basic income (loss) per share of common stock	(0.03)	0.13	(0.03)	(0.06)	(0.11)
Non-GAAP(1)
Adjusted EBITDA	87.7	83.0	69.5	41.5	17.5
Adjusted EBITDA percentage change	6%	19%	67%	137%	—%
Adjusted Fees	24.2	30.2	22.2	22.0	13.2
Adjusted Fees percentage change	(20)%	36%	1%	67%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2016	2015	2014	2013	2012
GAAP
Revenues	$523.0	$437.4	$257.0	$92.8	$41.2
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(11.6)	42.6	44.6	(10.2)	(12.8)
Basic income (loss) per share of common stock	(0.12)	0.40	0.47	(0.15)	(0.24)
Non-GAAP(1)
Adjusted EBITDA	233.0	249.5	261.0	109.5	52.5
Adjusted EBITDA percentage change	(7)%	(4)%	138%	109%	—%
Adjusted Fees	86.3	94.0	89.1	56.7	37.1
Adjusted Fees percentage change	(8)%	5%	57%	53%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.
The following tables show selected financial items as of September 30, 2016 and the years ended 2015 through 2012:

	September 30,	Year Ended December 31,
(in millions)	2016	2015	2014	2013	2012
Cash and cash equivalents	$975.2	$731.6	$937.7	$178.2	$120.9
Total assets	7,966.8	7,595.6	6,332.1	1,798.8	1,283.8
Investment debt	4,047.6	3,627.5	2,195.9	401.8	236.5
Unsecured corporate debt	936.5	688.8	827.4	449.0	449.6
Kennedy Wilson equity	1,063.2	1,133.8	901.1	768.3	509.7
Noncontrolling interests	1,464.8	1,731.3	2,142.8	50.6	9.1
Total equity	2,528.0	2,865.1	3,043.9	818.9	518.8
Common shares outstanding	113.3	114.5	96.1	82.6	63.8

The following table shows our investment account by region as of September 30, 2016 and the years ended 2015 through 2012:

	September 30,		Year Ended December 31,
(in millions)	2016	%	2015	%	2014	%	2013	%	2012	%
Western U.S.	$1,255.8	62%	$1,157.0	59%	$898.8	53%	$793.2	67%	$529.7	63%
United Kingdom	419.4	21%	418.3	22%	252.7	15%	135.7	11%	120.4	15%
Ireland	365.6	18%	275.2	14%	295.7	18%	161.8	14%	76.2	9%
Japan	7.4	—%	10.3	1%	84.9	5%	96.3	8%	111.3	13%
Spain	37.7	2%	46.0	2%	—	—%	—	—%	—	—%
Italy	49.8	2%	43.6	2%	—	—%	—	—%	—	—%
Net hedges	(12.4)	(1)%	15.8	1%	—	—%	—	—%	—	—%
KW share of cash held by consolidated investments	189.8	9%	148.3	8%	152.2	9%	—	—%	—	—%
KW share of net cash held by KWE	(273.0)	(13)%	(172.2)	(9)%	—	—%	—	—%	—	—%
Total	$2,040.1	100%	$1,942.3	100%	$1,684.3	100%	$1,187.0	100%	$837.6	100%

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
The table below details the changes our IMRES AUM for the three months ended September 30, 2016:

(in millions)	December 31, 2015	Increases	Decreases	September 30, 2016
IMRES AUM(1)	$18,050.7	$1,870.4	$(2,190.6)	$17,730.5
(1) Includes the total capitalization of KWE based on KWE's period-end share price.
IMRES AUM decreased 2% to $17.7 billion as of September 30, 2016. The decrease is due to the decline in IMRES AUM in the services business and a decrease in the share price of KWE during the period. These decreases were offset by an appreciation of the assets within the investments business.
Foreign currency and currency derivative instruments
Please refer to item 3. Quantitative and Qualitative Disclosures About Market Risk for our discussion regarding foreign currency and currency derivative instruments.
3Q Highlights

•	Growth in Recurring NOI: Kennedy Wilson's share of 3Q Property NOI grew by 17% to $61.0 million from 3Q-2015.

•	Continued Strong Same Property Performance[1] :

◦	Multifamily: Revenues +10%; NOI +13% from 3Q-2015 on occupancy of 94%

◦	Commercial: Revenues + 3%; NOI +3% from 3Q-2015 on occupancy of 96%

•
Value-Add Capex Initiatives: The Company's share of cash invested into various value-add capital improvement initiatives was $30.8 million during 3Q-2016 (including $7.2 million related to Capital Dock, a prime waterfront 690,000 sq. ft. commercial and multifamily development in Dublin, Ireland) compared to $19.3 million during 3Q-2015.

•
Gains on Sale Up and Acquisition-Related Gains Down: GAAP Net Income, Adjusted Net Income, and Adjusted EBITDA for 3Q and YTD were impacted by an increase in realized gains on sale of real estate and a reduction in acquisition-related gains:

	Kennedy Wilson's Share		Kennedy Wilson's Share
($ in millions)	3Q-2016	3Q-2015	YTD - 2016	YTD - 2015
Gains on sale of real estate	$26.6	$7.8	$46.1	$33.6
Acquisition-related gains	8.0	29.0	14.7	75.8
	$34.6	$36.8	$60.8	$109.4
Included in gains on sale of real estate for 3Q-2016 were the sale of three unconsolidated multifamily properties located in the Western U.S. Upon sale, the Company recognized gains of $23.9 million (including promoted interests), resulting in a 2.9x equity multiple to Kennedy Wilson over the life of the investments.

•
Bond Issuance: Kennedy Wilson issued an additional $250.0 million of 5.875% senior unsecured notes due 2024 at par during the quarter. The proceeds were used to pay off the outstanding balance on the Company's line of credit and for general corporate purposes. The Company does not have any corporate debt maturities until 2024.

Investments business
For 3Q-2016, the Company's Investments segment reported the following results:

•	Same Property Results[1]: The three- and nine- month change in same property multifamily and commercial real estate are as follows:

	3Q-2016 vs 3Q-2015			YTD-2016 vs YTD-2015
	Occupancy	Revenue	NOI	Occupancy	Revenue	NOI
Multifamily	(0.5)%	9.6%	12.6%	(0.3)%	9.9%	12.6%
Commercial	1.2%	3.4%	3.0%	1.2%	2.8%	2.1%

•
KWE: Kennedy Wilson's ownership in KWE grew to 21.8% as of September 30, 2016 compared to 18.2% as of December 31, 2015. Kennedy Wilson received cash dividends of $4.5 million from its investment in KWE during the quarter, resulting in $13.9 million of total cash dividends for YTD 2016, an increase of 63% from the same period in 2015.

•	Investment Transactions: The Company, together with its equity partners (including KWE) completed the following investment transactions:

($ in millions)	Gross	Kennedy Wilson's Share
3Q - 2016	Aggregate Purchase/Sale Price	Income Producing	Non - income Producing	Total	NOI	KW Cap Rate (1)
Acquisitions(2)	$459.8	$244.9	$30.5	$275.4	$13.4	5.5%
Dispositions(3)	444.2	96.9	18.7	115.6	5.1	5.3%
Total Transactions	$904.0			$391.0

YTD - 2016
Acquisitions(2)	$1,051.5	$415.3	$38.6	$453.9	$23.3	5.7%
Dispositions(3)	1,186.7	207.7	60.3	268.0	10.3	5.0%
Total Transactions	$2,238.2			$721.9
(1) KW Cap rate includes only stabilized income-producing properties. Please see "common definitions" for a definition of cap rate.
(2) The three and nine months ended September 30, 2016 includes $0.0 million and $250.0 million of acquisitions by KWE, respectively.

(3)	The three and nine months ended September 30, 2016 includes $80.0 million and $329.2 million of dispositions by KWE, respectively.
Investment Management and Real Estate Services Business
This segment earns fees primarily from its investment management business along with its real estate services activities. For 3Q-2016, the Company's Investment Management and Real Estate Services segment reported the following results:

	3Q		YTD
($ amounts in millions)	2016	2015	2016	2015
GAAP Results
Investment Management, Property Services, and Research Fees	$14.1	$15.1	$46.7	$47.0

Non-GAAP Results
Adjusted Fees (1)(2)	$24.2	$30.2	$86.3	$94.0
Adjusted EBITDA	9.4	13.0	39.5	45.9
(1) Includes accrued performance fees related to KWE of $0 for each of the three and nine months ended September 30, 2016 and $4.2 and $12.8 million for the three and nine months ended September 30, 2015, respectively. Please see additional footnotes at the end of the earnings release.
Share Repurchase
On February 25, 2016, the Company announced a $100 million share repurchase plan authorized by the Company's Board of Directors. As of September 30, 2016, the Company has repurchased and retired 1.5 million shares for an aggregate purchase price of $29 million. Future purchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of the repurchases depending on market conditions and subject to the Company's discretion.
Foreign Currency Fluctuations and Hedging
For 3Q-2016, changes in foreign currency rates reduced consolidated revenue by 7% and Adjusted EBITDA by 3% compared to foreign currency rates as of September 30, 2015. During the quarter, the net decrease in shareholder's equity related to fluctuations in foreign currency and related hedges (in the GBP, EUR and JPY) was $5.6 million.
Subsequent Events
The Company and an equity partner acquired Equinox, a 204-unit multifamily community in Seattle, Washington, for $90 million. The Company and its equity partner invested $39 million of equity (inclusive of closing costs), of which the Company’s share is 51%.
The Company sold a wholly-owned 175,000 sq. ft. office building located in North Hollywood, CA for $61.5 million. Kennedy Wilson received $28.5 million in net proceeds resulting in an approximate $13 million cash profit over the life of the investment and a 1.6x equity multiple.
Subsequent to the 3Q-2016, the Company and its equity partners entered into separate contracts to sell five investments (three multifamily properties, one office property and a residential land investment) at an aggregate purchase price of approximately $309 million and a contract to purchase a multifamily investment for approximately $93 million.  The Company’s equity investment in the acquisition has not yet been determined and these transactions are subject to certain conditions and there can be no assurances that we will complete them.
On September 28, 2016, KWE announced a share repurchase of up to £100 million. As of November 3, 2016, KWE had repurchased and retired 4.9 million shares for a total purchase price of £50 million. As of November 3, 2016, Kennedy Wilson owns 22.6% of the outstanding share capital of KWE.
Same property analysis
The same property analysis reflects, and is weighted by, Kennedy Wilson's ownership in each underlying property, and excludes Kennedy Wilson's affordable multifamily portfolio. Previously, the Company had presented this analysis without adjusting for Kennedy Wilson's ownership interest. For additional details and the presentation of the analysis under the previous methodology and a presentation of the affordable multifamily portfolio's same property results, please see the Company’s supplemental financial information available at www.kennedywilson.com.

Results of Operations
KW Group Consolidated Financial Results: Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

	Three Months Ended September 30, 2016
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$122.9	$—	$—	$122.9
Hotel	31.4	—	—	31.4
Fees	—	14.1	—	14.1
Sale of real estate	2.5	—	—	2.5
Loans and other	3.4	—	—	3.4
Total Revenue	160.2	14.1	—	174.3
Operating expenses	(80.4)	(14.2)	(21.5)	(116.1)
Depreciation expense	(50.0)	—	—	(50.0)
Income from unconsolidated investments, net of depreciation and amortization	31.3	0.4	—	31.7
Operating income (loss)	61.1	0.3	(21.5)	39.9
Non-operating income (expense):
Gain on sale of real estate	21.5	—	—	21.5
Acquisition related gains	7.6	—	—	7.6
Acquisition - related expenses	(1.0)	—	—	(1.0)
Interest expense - interest	(36.8)	—	—	(36.8)
Interest expense - corporate	—	—	(14.5)	(14.5)
Other non-operating expenses	1.9	—	—	1.9
(Benefit from) provision for income taxes	1.6	—	(7.1)	(5.5)
Total non-operating income (loss)	(5.2)	—	(21.6)	(26.8)
Net income (loss)	55.9	0.3	(43.1)	13.1
Add back (less):
Interest expense-investment	36.8	—	—	36.8
Interest expense-corporate	—	—	14.5	14.5
Kennedy Wilson's share of interest expense included in unconsolidated investments	6.0	0.3	—	6.3
Depreciation and amortization	50.0	—	—	50.0
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	4.2	1.3	—	5.5
Provision for income taxes	(1.6)	—	7.1	5.5
Fees eliminated in consolidation	(7.5)	7.5	—	—
Consolidated EBITDA (1)	143.8	9.4	(21.5)	131.7
Add back (less):
EBITDA attributable to noncontrolling interests(2)	(59.6)	—	—	(59.6)
Stock based compensation	—	—	15.6	15.6
Adjusted EBITDA(1)	$84.2	$9.4	$(5.9)	$87.7
(1)See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Consolidated EBITDA and Adjusted EBITDA
(2)$44.5 million of depreciation, amortization, taxes and interest for the three months ended September 30, 2016.

	Three Months Ended September 30, 2015
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total

Revenue
Rental	$106.6	$—	$—	$106.6
Hotel	31.3	—	—	31.3
Investment management and real estate services fees	—	15.1	—	15.1
Sale of real estate	1.6	—	—	1.6
Loans and other	4.6	—	—	4.6
Total Revenue	144.1	15.1	—	159.2
Operating expenses	(70.9)	(16.1)	(12.6)	(99.6)
Depreciation expense	(44.9)	—	—	(44.9)
Income from unconsolidated investments, net of depreciation and amortization	15.0	0.9		15.9
Operating income (loss)	43.3	(0.1)	(12.6)	30.6
Non-operating income (expense):
Gain on sale of real estate	4.6	—	—	4.6
Acquisition - related gains	29.9	—	—	29.9
Acquisition- related expenses	(8.2)	—	—	(8.2)
Interest expense - investments	(31.3)	—	—	(31.3)
Interest expense - corporate	—	—	(11.7)	(11.7)
Other non-operating expenses	(4.3)	—		(4.3)
Provision for income taxes	—	—	(4.5)	(4.5)
Total non-operating loss	(9.3)	—	(16.2)	(25.5)
Net income (loss)	34.0	(0.1)	(28.8)	5.1
Add back (less):
Interest expense-investment	31.3	—	—	31.3
Interest expense-corporate	—	—	11.7	11.7
Kennedy Wilson's share of interest expense included in unconsolidated investments	6.9	0.2	—	7.1
Depreciation and amortization	44.9	—	—	44.9
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	4.5	0.8	—	5.3
Benefit from income taxes	—	—	4.5	4.5
Fees eliminated in consolidation	(12.1)	12.1	—	—
Consolidated EBITDA (1)	109.5	13.0	(12.6)	109.9
Add back (less):
EBITDA attributable to noncontrolling interests(2)	(32.4)	—	—	(32.4)
Stock based compensation	—	—	5.5	5.5
Adjusted EBITDA(1)	$77.1	$13.0	$(7.1)	$83.0
(1)See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Consolidated EBITDA and Adjusted EBITDA
(2)$42.8 million of depreciation, amortization and interest for the three months ended September 30, 2015.
GAAP net (loss) income to common shareholders was a loss of $2.5 million and income of $14.9 million for the third quarter of 2016 and 2015, respectively. Adjusted EBITDA was $87.7 million and $83.0 million for the third quarter of 2016 and 2015, respectively.
For same property multifamily units, total revenues increased 7.2%, net operating income increased 8.8% and occupancy decreased to 93.6% from 94.5% for the same period in 2015. For same property commercial real estate, total revenues decreased 0.4%, net operating income decreased 2.0% and occupancy increased 1.7% to 94.9% from the same period in 2015.

A significant portion of our investments are in foreign currencies. We do not hedge future operations or cash flows so changes in foreign currency rates will have an impact on our results of operations. We have included the table below to illustrate the impact these fluctuations have had on our revenues, net income and Adjusted EBITDA by applying the applicable exchange rates for the prior period. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of risks relating to foreign currency and our hedging strategy and the "Other Comprehensive Income" section below for a discussion of the balance sheet impact of foreign currency movements on our results of operations.

	Three Months Ended September 30, 2016
	Investments	Services	Total
Revenues	(7)%	—%	(7)%
Net Income	(25)%	(30)%	(55)%
Adjusted EBITDA	(2)%	(1)%	(3)%

	Three Months Ended September 30, 2015
	Investments	Services	Total
Revenues	(4)%	(1)%	(5)%
Net Income	—%	—%	—%
Adjusted EBITDA	—%	(1)%	(1)%
Revenues
Investments Segment Revenues
Rental income was $122.9 million for the three months ended September 30, 2016 as compared to $106.6 million for the same period in 2015. The $16.3 million increase is primarily due to new acquisitions, mainly at KWE, subsequent to the second quarter of 2015.
Hotel income was flat at $31.4 million for the three months ended September 30, 2016 as compared to $31.3 million for the same period in 2015. The Shelbourne Hotel was up $1.2 million (12%) and the Ritz Carlton Lake Tahoe was up $1.0 million (11%) compared to prior period due to higher average rates on their room. This was offset by declines at The Fairmont at St Andrews and Portmarnock hotels as they are currently undergoing renovation programs and had fewer rooms available than the prior period.
    Loan and other income was $3.4 million for the three months ended September 30, 2016 as compared to $4.6 million for the same period in 2015. The decrease in income is due to a note which was converted to real estate in the later part of 2015.
During the three months ended September 30, 2016 we sold a parcel of land which resulted in $2.5 million of sales proceeds as compared to the sale of a condominium unit in the prior period which resulted in $1.6 million in sales proceed.
Investment Management and Services Segment Revenues
Fees are earned on the following types of services provided:

•	investment management, including acquisition, asset management and disposition services;

•	property services, including management of commercial real estate for third-party clients, fund investors, and investments held by KW Group;

•	research, including consulting practice and data and analytics for the residential real estate development and new home construction industry;

•	brokerage services, including innovative marketing programs tailored to client objectives for all types of investment-grade and income-producing real estate; and

•
auction and conventional sales, including innovative marketing and sales strategies for all types of commercial and residential real estate, including single family homes, mixed-use developments, estate homes, multifamily dwellings, new home projects, conversions and scattered properties.

The following table shows Adjusted Fees for the three month periods ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,
(dollars in millions)	2016	2015
Investment management and real estate services fees	14.1	15.1
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation(1)	7.5	12.1
Kennedy Wilson's share of fees in unconsolidated service businesses	2.6	3.0
Adjusted Fees(2)	$24.2	$30.2
(1) The three months ended September 30, 2016 and 2015 include $5.3 million and $8.7 million, respectively, of fees recognized in net (income) loss attributable to noncontrolling interests relating to the portion of fees paid by noncontrolling interest holders in KWE and equity partner investments.
(2)See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Adjusted Fees.

Investment management and real estate services fees were $14.1 million during the three months ended September 30, 2016 as compared to $15.1 million for the same period in 2015.

Fees earned from investments that were eliminated in consolidation totaled $7.5 million during the three months ended September 30, 2016 as compared to $12.1 million for the same period in 2015. In accordance with U.S. GAAP, these fees were excluded from total fees of $14.1 million and $15.1 million, respectively.

The table below shows Adjusted Fees from investment management and real estate related services for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,
Fee Description	2016	2015
Property Services and Research	$12.3	$11.4
Investment Management - Base	10.5	11.2
Investment Management - Performance	1.4	6.8
Investment Management - Acquisition / Disposition	—	0.8
Investment Management - Total	11.9	18.8
Total Adjusted Fees(1)	$24.2	$30.2
(1)See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Adjusted Fees.

Investment management
Investment management generated adjusted fees of $11.9 million during the three months ended September 30, 2016 as compared to $18.8 million for the same period in 2015. The decrease is primarily attributable to $4.2 million of accrued performance fee related to our management of KWE in 2015. No such accrual has been made through September 30, 2016. In addition, during the three months ended September 30, 2015 there were additional asset management fees earned on loan pools that resolved during the three months ended September 30, 2015.
Real estate related services
Real estate related services fees increased to $12.3 million during the three months ended September 30, 2016 as compared to $11.4 million for the same period in 2015 due to increased brokerage service fees.
Operating Expenses
Investments Segment Operating Expenses
Operating expenses for the three months ended September 30, 2016 increased to $130.4 million compared to $115.8 million for the same period in 2015. The increase is primarily attributable to the following:
Rental operating expenses increased by $5.2 million, and depreciation and amortization increased by $5.1 million primarily due to new acquisitions mainly at KWE, subsequent to the second quarter of 2015.

Additionally, during the three months ended September 30, 2016 we sold a parcel of land which resulted in $2.5 million of sale-related costs as compared to the sale of one condominium unit which resulted in $1.1 million in sale-related costs for the same period in 2015.
Investment Management and Real Estate Services Segment Operating Expenses
Operating expenses for the three months ended September 30, 2016 decreased to $14.2 million as compared to $16.1 million for the same period in 2015.
Corporate Operating Expenses
Operating expenses for the three months ended September 30, 2016 were approximately $21.5 million as compared to $12.6 million for the same period in 2015. The increase is mainly due to 60% of the expense of the restricted stock that was granted in 2012 under our Amended and Restated 2009 Equity Participation Plan being incurred during April 2016 to March 2017 due to the cliff vesting that is scheduled to occur in 2017. A portion of the increase was also attributed to the restricted stock that was granted during the fourth quarter of 2015.
Income from Unconsolidated Investments
Investments Segment Income from Unconsolidated Investments
During the three months ended September 30, 2016, income from unconsolidated investments was $31.3 million as compared to $15.0 million for the same period in 2015. During the three months ended September 30, 2016 KW Group sold three multifamily properties in the Western U.S. which attributed to the increase in income as compared to the prior period. Upon sale, the Company recognized gains of $21.5 million (excluding $2.4 million of promoted interest recognized in investment management fees), resulting in a 2.7x equity multiple to Kennedy Wilson over the life of the investments.
Investment Management and Real Estate Services Segment Income from Unconsolidated Investments
During the three months ended September 30, 2016, income from unconsolidated investments was $0.4 million compared to $0.9 million in 2015. The income recognized relates to our approximate 5% interest in a loan servicing platform in Spain with approximately €23.0 billion of assets under management.
Non-operating Items
Gains on sale of real estate was $21.5 million for the three months ended September 30, 2016 compared to $4.6 million during the same period in 2015. The gains recognized during the three months ended September 30, 2016 and 2015 relate primarily to sales by KWE of non-core assets out of its United Kingdom commercial properties.
Acquisition-related gains were $7.6 million for the three months ended September 30, 2016 compared to $29.9 million during the same period in 2015. During the three months ended September 30, 2016, KW Group acquired additional equity interests and took control of a development project in Kona, HI that was previously accounted for as an unconsolidated investment resulting in acquisition-related gains of $7.6 million. The acquisition-related gains during the three months ended September 30, 2015 were due to the company acquiring additional equity interests in multifamily properties located in Western United States that were previously accounted for as unconsolidated investments. As required by U.S. GAAP and consolidation literature we were required to revalue our existing interests at current market values and, as such, we recorded acquisition related gains on those existing interests as discussed above.
Acquisition-related expenses were $1.0 million for the three months ended September 30, 2016 compared to $8.2 million during the same period in 2015. The acquisition related expenses primarily relate to professional fees and the payment of stamp duty taxes in the United Kingdom and Ireland. During the three months ended September 30, 2015, KWE had greater acquisition activity compared to current period.
Interest expense associated with corporate debt was $14.5 million for the three months ended September 30, 2016 as compared to $11.7 million for the same period in 2015. During the third quarter of 2016, KW Group issued an additional $250.0 million of 5.875% senior unsecured notes due 2024 which resulted in the higher interest expense. In addition, our line of credit was utilized for a longer period as compared to the third quarter of 2015 which led to increased interest expense.
Interest expense associated with investment debt was $36.8 million for the three months ended September 30, 2016 as compared to $31.3 million for the same period in 2015. The increase is due to acquisitions, mainly at KWE, and consolidations subsequent to the third quarter of 2015.
During the three months ended September 30, 2016, KW Group generated pretax book income of $18.6 million related to its global operations and recorded a tax expense of $5.5 million. The difference between the U.S. federal rate of 35% and our effective rate is primarily attributable to income earned by noncontrolling interests, which is generally not subject to corporate taxes.  In addition, our effective tax rate was favorably impacted by capital gains realized from the sale of real estate in the United Kingdom, the majority of which not subject to corporate taxes.
We had net income of $15.1 million attributable to noncontrolling interests during the three months ended September 30, 2016 compared to $10.3 million net losses during the three months ended September 30, 2015. Due to increased sales activity at KWE more gains were allocated to noncontrolling interest.
Preferred dividends and accretion of preferred stock issue costs were $0.5 million for the three months ended September 30, 2016 and 2015.
Other Comprehensive Income
The two major components that drive the change in other comprehensive income are the change in foreign currency rates and the gains or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the three months ended September 30, 2016 and 2015.

(Dollars in millions)	Three Months Ended September 30,
	2016	2015
Unrealized foreign currency translation loss, net of noncontrolling interests and tax	$(1.9)	$(6.9)
Amounts reclassified out of accumulated other comprehensive loss during the period	0.7	(0.3)
Unrealized foreign currency derivative contract (loss) gain, net of noncontrolling interests and tax	(4.0)	4.6
Other comprehensive loss	$(5.2)	$(2.6)
The main currencies that we have exposure to are the euro, pound sterling and the yen. The table below represents the change in rates over the three months ended September 30, 2016 and 2015 as compared to the U.S. Dollar:

	Three Months Ended September 30,
	2016	2015
Euro	0.9%	1.0%
GBP	(2.2)%	(4.0)%
Yen	1.1%	2.0%
Other comprehensive income (loss), net of taxes and noncontrolling interests, for the three months ended September 30, 2016 and 2015 was a loss of $5.2 million and $2.6 million, respectively.  The unrealized foreign currency translation loss, net of taxes and noncontrolling interests, was a loss of $1.9 million and $6.9 million for the three months ended September 30, 2016 and 2015, respectively. The losses relating to unrealized foreign currency translation increased during the current period due to the decline of the GBP stemming from the Brexit vote.
The unrealized foreign currency derivative contract gain (loss), net of taxes and non-controlling interests, during the current quarter was a loss of $4.0 million and a gain of $4.6 million for the three months ended September 30, 2016 and 2015, respectively. The loss in the current year primarily relates to our share of the decreased value of derivative contracts at KWE (due to the strengthening of the euro against the British pound sterling) from hedges on its Euro denominated assets which was offset by the strengthening of the dollar against the GBP related the Company's stock investment in KWE. The gain in the prior period relates to the strengthening of the dollar against the GBP.
Amounts reclassified out of accumulated other comprehensive income are for amounts that are moved out of other comprehensive income and recognized on the statement of operations. Although there is activity for the period the amounts reclassified are inception-to-date, and, accordingly, they are not indicative of current period movements. The reclassification for the current period relates to sale of an office building in Japan.

KW Group Consolidated Financial Results: Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

	Nine Months Ended September 30, 2016
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$363.1	$—	$—	$363.1
Hotel	87.3	—	—	87.3
Fees	—	46.7	—	46.7
Sale of real estate	16.7	—	—	16.7
Loans and other	9.2	—	—	9.2
Total Revenue	476.3	46.7	—	523.0
Operating expenses	(241.7)	(43.6)	(65.0)	(350.3)
Depreciation expense	(147.3)	—	—	(147.3)
Income from unconsolidated investments, net of depreciation and amortization	56.6	2.7	—	59.3
Operating income (loss)	143.9	5.8	(65.0)	84.7
Non-operating income (expense):
Gain on sale of real estate	76.0	—	—	76.0
Acquisition - related gains	16.2	—	—	16.2
Acquisition - related expenses	(9.4)	—	—	(9.4)
Interest expense - interest	(102.9)	—	—	(102.9)
Interest expense - corporate	—	—	(38.8)	(38.8)
Other non-operating expenses	7.6	—	—	7.6
(Benefit from) provision for income taxes	(2.6)	—	0.5	(2.1)
Total non-operating income (loss)	(15.1)	—	(38.3)	(53.4)
Net income (loss)	128.8	5.8	(103.3)	31.3
Add back (less):
Interest expense-investment	102.9	—	—	102.9
Interest expense-corporate	—	—	38.8	38.8
Kennedy Wilson's share of interest expense included in unconsolidated investments	17.9	0.7	—	18.6
Depreciation and amortization	147.3	—	—	147.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	13.3	2.7	—	16.0
Provision for income taxes	2.6	—	(0.5)	2.1
Fees eliminated in consolidation	(30.3)	30.3	—	—
Consolidated EBITDA (1)	382.5	39.5	(65.0)	357.0
Add back (less):
EBITDA attributable to noncontrolling interests(2)	(171.8)	—	—	(171.8)
Stock based compensation	—	—	47.8	47.8
Adjusted EBITDA(1)	$210.7	$39.5	$(17.2)	$233.0
(1)See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Consolidated EBITDA and Adjusted EBITDA
(2)$130.5 million of depreciation, amortization, taxes and interest for the nine months ended September 30, 2016.

	Nine Months Ended September 30, 2015
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total

Revenue
Rental	$295.3	$—	$—	$295.3
Hotel	78.0	—	—	78.0
Investment management and real estate services fees	—	47.0	—	47.0
Sale of real estate	3.7	—	—	3.7
Loans and other	13.4	—	—	13.4
Total Revenue	390.4	47.0	—	437.4
Operating expenses	(204.4)	(44.2)	(39.7)	(288.3)
Depreciation expense	(119.5)	—	—	(119.5)
Income from unconsolidated investments, net of depreciation and amortization	40.6	3.5		44.1
Operating income (loss)	107.1	6.3	(39.7)	73.7
Non-operating income (expense):
Gain on sale of real estate	44.7	—	—	44.7
Acquisition - related gains	87.2	—	—	87.2
Acquisition- related expenses	(28.3)	—	—	(28.3)
Interest expense - investments	(77.9)	—	—	(77.9)
Interest expense - corporate	—	—	(35.5)	(35.5)
Other non-operating expenses	(0.7)	—	—	(0.7)
Benefit from income taxes	—	—	(32.5)	(32.5)
Total non-operating loss	25.0	—	(68.0)	(43.0)
Net income (loss)	132.1	6.3	(107.7)	30.7
Add back (less):
Interest expense-investment	77.9	—	—	77.9
Interest expense-corporate	—	—	35.5	35.5
Kennedy Wilson's share of interest expense included in unconsolidated investments	20.1	0.6	—	20.7
Depreciation and amortization	119.5	—	—	119.5
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	20.3	2.2	—	22.5
Benefit from income taxes	—	—	32.5	32.5
Fees eliminated in consolidation	(36.4)	36.4	—	—
Consolidated EBITDA (1)	333.5	45.5	(39.7)	339.3
Add back (less):
EBITDA attributable to noncontrolling interests(2)	(109.8)	0.4	—	(109.4)
Stock based compensation	—	—	19.6	19.6
Adjusted EBITDA(1)	$223.7	$45.9	$(20.1)	$249.5
(1)See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Consolidated EBITDA and Adjusted EBITDA
(2)$124.4 million of depreciation, amortization and interest for the nine months ended September 30, 2015.
GAAP net (loss) income to common shareholders was a loss of $11.6 million and income of $42.6 million for the nine months ended September 30, 2016 and 2015, respectively. Adjusted EBITDA was $233.0 million for the nine months ended September 30, 2016 and $249.5 million for the same period in 2015.

For same property multifamily units, total revenues increased 8.0%, net operating income increased 9.7% and occupancy remained flat at 94.0% from the same period in 2015. For same property commercial real estate, total revenues decreased 0.0%, net operating income decreased 2.4% and occupancy increased 1.1% to 94.8% from the same period in 2015.
A significant portion of our investments are in foreign currencies. We do not hedge future operations or cash flows so changes in foreign currency rates will have an impact on our results of operations. We have included the table below to illustrate the impact these fluctuations have had on our revenues, net income and Adjusted EBITDA by applying the applicable exchange rates for the prior period. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of risks relating to foreign currency and our hedging strategy and the "Other Comprehensive Income" section below for a discussion of the balance sheet impact of foreign currency movements on our results of operations.

	Nine Months Ended September 30, 2016
	Investments	Services	Total
Revenues	(4)%	—%	(4)%
Net Income	(10)%	(11)%	(21)%
Adjusted EBITDA	(2)%	—%	(2)%

	Nine Months Ended September 30, 2015
	Investments	Services	Total
Revenues	(5)%	—%	(5)%
Net Income	(1)%	(3)%	(4)%
Adjusted EBITDA	(1)%	(1)%	(2)%
Revenues
Investments Segment Revenues
Rental income was $363.1 million for the nine months ended September 30, 2016 as compared to $295.3 million for the same period in 2015. The $67.8 million increase is primarily due to new acquisitions, mainly at KWE, subsequent to the second quarter of 2015.
Hotel income was $87.3 million for the nine months ended September 30, 2016 as compared to $78.0 million for the same period in 2015. The increase is primarily due to a $7.1 million (31%) increase at Ritz Carlton, Lake Tahoe due to improved winter conditions in the first quarter, mainly through increases in average daily rates and occupancy as compared to the prior period and a $4.2 million (15%) increase at the Shelbourne due to higher average daily rates. These have been offset by Fairmont St Andrews and Portmarnock that have been undergoing renovation programs in the current period and have had fewer rooms available than the prior period.
    Loan and other income was $9.2 million for the nine months ended September 30, 2016 as compared to $13.4 million for the same period in 2015. The decrease in income was mainly due to borrowers repaying their loans in 2015 and the conversion of a note to real estate in the later part of 2015.
During the year ended September 30, 2016 we sold two condominium units, a vacant lot and a parcel of land which resulted in $16.7 million of sales proceeds as compared to the sale of two condominium units generating $3.7 million in proceeds in the prior period.
Investment Management and Services Segment Revenues
Fees are earned on the following types of services provided:

•	investment management, including acquisition, asset management and disposition services;

•	property services, including management of commercial real estate for third-party clients, fund investors, and investments held by KW Group;

•	research, including consulting practice and data and analytics for the residential real estate development and new home construction industry;

•	brokerage services, including innovative marketing programs tailored to client objectives for all types of investment grade and income-producing real estate; and

•
auction and conventional sales, including innovative marketing and sales strategies for all types of commercial and residential real estate, including single family homes, mixed-use developments, estate homes, multifamily dwellings, new home projects, conversions and scattered properties.

The following table shows Adjusted Fees for the nine month periods ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
(dollars in millions)	2016	2015
Investment management and real estate services fees	46.7	47.0
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation(1)	30.3	36.4
Kennedy Wilson's share of fees in unconsolidated service businesses	9.3	10.6
Adjusted Fees(2)	$86.3	$94.0
(1) The nine months ended September 30, 2016 and 2015 include $19.4 million and $26.9 million, respectively, of fees recognized in net (income) loss attributable to noncontrolling interests relating to the portion of fees paid by noncontrolling interest holders in KWE and equity partner investments.
(2)See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Adjusted Fees.

Investment management and real estate services fees were $46.7 million during the nine months ended September 30, 2016 as compared to $47.0 million for the same period in 2015.

Fees earned from investments that were eliminated in consolidation totaled $9.3 million compared to $10.6 million for the same period in 2015. In accordance with U.S. GAAP, these fees were excluded from total fees of $46.7 million and $47.0 million, respectively.

The tables below shows Adjusted Fees from investment management and real estate related services for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
Fee Description	2016	2015
Property Services and Research	$36.5	$34.5
Investment Management - Base	32.1	31.1
Investment Management - Performance	17.4	25.3
Investment Management - Acquisition / Disposition	0.3	3.1
Investment Management - Total	49.8	59.5
Total Adjusted Fees(1)	$86.3	$94.0
(1)See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Adjusted Fees.

Investment management
Investment management generated adjusted fees of $49.8 million during the nine months ended September 30, 2016 as compared to $59.5 million for the same period in 2015. The decrease is primarily attributable to $12.8 million of accrued performance fee related to our management of KWE in 2015. No such accrual has been made through September 30, 2016. The prior period also had disposition fees associated with the sale of our Japanese multifamily portfolio with no comparable activity in the current period. However, this was offset during the nine months ended September 30, 2016 by increases in our base management fees primarily from our fund management business, performance fees earned on the sale of an Irish office building and a multifamily property in the Western U.S. and accrued performance fees relating to KW Fund IV.
Real estate related services
Real estate related services had fees of $36.5 million and $34.5 million during the nine months ended September 30, 2016 and 2015. The increase in the current period is due to construction management fees earned from partners on some of our ongoing development initiatives and increased brokerage fee services.
Operating Expenses
Investments Segment Operating Expenses

Operating expenses for the nine months ended September 30, 2016 increased to $389.0 million compared to $323.9 million for the same period in 2015. The increase is primarily attributable to the following:
Rental operating expenses increased by $19.9 million, and depreciation and amortization increased by $27.8 million primarily due to new acquisitions mainly at KWE, subsequent to the second quarter of 2015.
Additionally, during the year ended September 30, 2016 we sold two condominium units, a vacant lot and a parcel of land which resulted in $13.1 million of sale-related costs as compared to two condominium sales resulting in $2.6 million in sale related costs in the prior period.
Investment Management and Real Estate Services Segment Operating Expenses
Operating expenses for the nine months ended September 30, 2016 were $43.6 million as compared to $44.2 million for the same period in 2015.
Corporate Operating Expenses
Operating expenses for the nine months ended September 30, 2016 were approximately $65.0 million as compared to $39.7 million for the same period in 2015. The increase is mainly due to 60% of the expense of the restricted stock that was granted in 2012 under our Amended and Restated 2009 Equity Participation Plan being incurred during April 2016 to March 2017 due to the cliff vesting that is scheduled to occur in 2017. A portion of the increase was also attributed to the restricted stock that was granted during the fourth quarter of 2015.
Income from Unconsolidated Investments
Investments Segment Income from Unconsolidated Investments
During the nine months ended September 30, 2016, income from unconsolidated investments was $56.6 million as compared to $40.6 million for the same period in 2015. During the nine months ended September 30, 2016 KW Group sold three multifamily properties in the Western U.S. which attributed to the increase in income as compared to the prior period. Upon sale, the Company recognized gains of $21.5 million (excluding $2.4 million of promoted interest recognized in investment management fees), resulting in a 2.7x equity multiple to Kennedy Wilson over the life of the investments.
Investment Management and Real Estate Services Segment Income from Unconsolidated Investments
During the nine months ended September 30, 2016, income from unconsolidated investments was $2.7 million compared to $3.5 million in 2015. The income recognized relates to our approximate 5% interest in a loan servicing platform in Spain with approximately €23.0 billion of assets under management.
Non-operating Items
Gains on sale of real estate was $76.0 million for the nine months ended September 30, 2016 compared to $44.7 million during the same period in 2015. The gain recognized during the nine months ended September 30, 2016 relates primarily to the sale of a commercial property in the United Kingdom, a commercial property in Ireland and sales by KWE of non-core assets out of its United Kingdom commercial properties. The gain during 2015 relates primarily to the sale of our investment in our Japanese multifamily portfolio.
Acquisition-related gains were $16.2 million for the nine months ended September 30, 2016 compared to $87.2 million during the same period in 2015. During the nine months ended September 30, 2016, KW Group acquired additional equity interests and took control of a development project in Kona, HI that was previously accounted for as an unconsolidated investment. The Company also acquired additional equity interest in a retail center in the Western United States that was previously accounted for as an unconsolidated investment. The acquisition-related gains during the nine months ended September 30, 2015 were due to the company acquiring additional equity interests in multifamily and commercial properties located in Western United States that were previously accounted for as unconsolidated investments. KW Group also converted two notes secured by three commercial buildings located in Dublin, Ireland into a direct 100% ownership interest in the property. Due to U.S. GAAP and consolidation literature we were required to revalue our original interests and recorded acquisition related gains discussed above.
Acquisition-related expenses were $9.4 million for the nine months ended September 30, 2016 compared to $28.3 million during the same period in 2015. The acquisition related expenses primarily relate to professional fees and the payment of stamp duty taxes in the United Kingdom and Ireland. During the nine months ended September 30, 2015, KWE had greater acquisition activity compared to current period.
Interest expense associated with corporate debt was $38.8 million for the nine months ended September 30, 2016 as compared to $35.5 million for the same period in 2015. During the third quarter of 2016, KW Group issued an additional $250.0 million of 5.875% senior unsecured notes due 2024 which resulted in the higher interest expense. In addition, our line of credit was utilized for a longer period as compared to 2015 which led to increased interest expense.

Interest expense associated with investment debt was $102.9 million for the three months ended September 30, 2016 as compared to $77.9 million for the same period in 2015. The increase is due to acquisitions, mainly at KWE, subsequent to the second quarter of 2015.
Other income was $7.6 million for the nine months ended September 30, 2016 as compared to a loss of $0.7 million for the same period in 2015. The increase is due to higher realized gains on foreign currency derivative investments that were not designated as net investment hedges.
During the nine months ended September 30, 2016, KW Group generated pretax book income of $33.4 million related to its global operations and recorded a tax expense of $2.1 million. The difference between the U.S. federal rate of 35% and the Company's effective rate is primarily attributable to income earned by noncontrolling interests, which is generally not subject to corporate taxes.  In addition, our effective tax rate was favorably impacted by a release of the valuation allowance on certain U.K. operating loss carryovers, as well as capital gains realized from the sale of real estate in the United Kingdom and Ireland, the majority of which not subject to corporate taxes.
We had net income of $41.3 million attributable to noncontrolling interests during the nine months ended September 30, 2016 compared to $15.0 million net loss during the nine months ended September 30, 2015. The increase during the current period is due to gains on sales of properties and lower acquisition related expenses.
Preferred dividends and accretion of preferred stock issue costs were $1.6 million for the nine months ended September 30, 2016 as compared to $3.1 million for the same period in 2015. The decrease is due to the mandatory conversion of the Series A preferred stock into 8,554,948 common shares during the second quarter of 2015.
Other Comprehensive Income
The two major components that drive the change in other comprehensive income are the change in foreign currency rates and the gains or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the nine months ended September 30, 2016 and 2015.

(Dollars in millions)	Nine Months Ended September 30,
	2016	2015
Unrealized foreign currency translation loss, net of noncontrolling interests and tax	$(10.9)	$(19.5)
Amounts reclassified out of accumulated other comprehensive income during the period	3.4	1.9
Unrealized foreign currency derivative contract (loss) gain, net of noncontrolling interests and tax	(7.4)	9.4
Unrealized gain marketable securities, net of noncontrolling interests and tax	0.2	—
Other comprehensive loss	$(14.7)	$(8.2)
The main currencies that we have exposure to are the euro, pound sterling and the yen. The table below represents the change in rates over the nine months ended September 30, 2016 and 2015 as compared to the U.S. Dollar:

	Nine Months Ended September 30,
	2016	2015
Euro	3.0%	(8.0)%
GBP	(12.0)%	(2.0)%
Yen	(16.0)%	—%
Other comprehensive loss, net of taxes and noncontrolling interests, for the nine months ended September 30, 2016 and 2015 was $14.7 million and $8.2 million, respectively.  The unrealized foreign currency translation loss, net of taxes and noncontrolling interests, was $10.9 million and $19.5 million for the nine months ended September 30, 2016 and 2015, respectively. The losses relating to unrealized foreign currency translation decreased during the current period as we incurred losses on solely the pound sterling, primarily as a result of Brexit, and we had lower exposure to foreign currencies in the current period due to the sale of our Japanese multifamily portfolio in the second quarter of 2015.
The unrealized foreign currency derivative contract gain (loss), net of taxes and non-controlling interests, for the nine months ended September 30, 2016 and 2015 was a $7.4 million loss and $9.4 million gain, respectively. The loss in the current year primarily relates to our share of the decreased value of derivative contracts at KWE (due to the strengthening of the euro against the British pound sterling) from hedges on its Euro denominated assets which was offset by the strengthening of the dollar against the GBP related the Company's stock investment in KWE. The prior period gains relate to the strengthening of the U.S. Dollar in relation to all the foreign currencies the Company invests in. The prior period gains relate to the strengthening of the U.S. Dollar in relation to all the foreign currencies the Company invests in.
Amounts reclassified out of accumulated other comprehensive income are for amounts that are moved out of other comprehensive income and recognized on the statement of operations. Although there is activity for the period the amounts reclassified are inception-to-date, and, accordingly, they are not indicative of current period movements. The reclassification for the current period relates to the resolution of European loan pools and the sale of office properties in Ireland and Japan during the year. The prior period included amounts relating to the sale of the Company's Japanese multifamily portfolio.

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
Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, dividend payments to our stockholders, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through our existing cash and cash equivalents plus capital generated from our IMRES business, sales of real estate, collections from loans and loan pools, as well as availability on our current revolving lines of credit (which was undrawn as of September 30, 2016). As of September 30, 2016, we and our consolidated subsidiaries (including KWE) had approximately $1.7 billion of potential liquidity, which includes approximately $767 million of availability under lines of credit and $975 million of cash for KWH and KWE, collectively.
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
    Development and redevelopment
Kennedy Wilson has a number of development, redevelopment and entitlement projects that are underway or in the planning stages.  These initiatives may ultimately result in 2,100 multifamily units, 466,000 commercial rentable square feet, and 400 residential units, along with substantial upgrades to certain multifamily and commercial properties and hotels (figures excludes similar projects owned by KWE). If these projects were brought to completion the estimated remaining capital would be approximately $1.1 billion which we expect would be funded through our existing equity, third party equity, project sales and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. As of September 30, 2016, we expect to invest $210 million cash commitments to develop to completion or complete the entitlement process on these projects. These figures are budgeted costs and are subject to change. We and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process.  In many cases, we allocated little to no basis to the land that was acquired in conjunction with nearby income producing properties.
We are currently developing “Capital Dock,” a prime waterfront 690,000 square feet commercial and multifamily development located in Dublin, Ireland.  The development is currently being funded with equity from us and our equity partners.   We hold a 42.5% interest in the development and as of September 30, 2016 we have invested $36.7 million of equity in the project. Additionally, during the three months and nine months ended September 30, 2016, we contributed a total of $7.2 million and $14.4 million, respectively, to the project.  We currently expect to complete the development by 2019 with additional equity from us of approximately $68.2 million.  This is a budgeted figure, however, and is subject to change (increase or decrease) due to a number of factors, including: (i) we are developing this project under a construction management contract with the general contractor and therefore could be called upon to contribute additional capital in the event that actual costs exceed budgeted costs (currently approximately 80% of the budgeted costs have been fixed under price-capped agreements between the general contractor and various subcontractors); and (ii) we and our equity partners may look to secure third-party construction financing to fund all or a portion of the construction costs.  We and our equity partners are under no obligation to complete this project and we could decide to sell the asset before the development is complete.  In addition to Capital Dock, we are concurrently building approximately 376 multifamily units in Dublin, Ireland.
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

Under our current joint venture strategy (unconsolidated investment), we generally contribute property expertise and a fully funded initial cash contribution, with commitments to provide additional funding. Accordingly, we generally do not have significant capital commitments with unconsolidated entities. As of September 30, 2016, we have unfulfilled capital commitments totaling $35.9 million to our unconsolidated investments.

Foreign subsidiaries
We have subsidiaries in the United Kingdom, Ireland, Luxembourg, Spain and Jersey which manage our European real estate investments.  We also have subsidiaries that operate hotel businesses in Ireland and Scotland. As of September 30, 2016, two of our subsidiaries in Ireland have positive, accumulated earnings of $5.7 million.  U.S. domestic taxes have not been provided on amounts earned by such Irish companies since it is our plan to indefinitely reinvest amounts earned by our Irish subsidiaries as we plan to indefinitely reinvest amounts earned by those subsidiaries. If these earnings were repatriated to the United States, additional U.S. domestic taxes of $1.3 million would be incurred.

Cash Flows
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions from our unconsolidated investments, revenues from our IMRES business net of operating expenses and other general and administrative costs.  Substantially all cash flows provided by operations of $78.4 million and $114.2 million for the nine months September 30, 2016 and 2015, respectively, are due to lease payments derived from our rental properties and operating distributions from our unconsolidated investments. These amounts are offset from the payment of annual discretionary compensation during the first quarter in both periods and interest expense to fund our investment business.
Investing
Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in unconsolidated investments, capital expenditures, purchases of loans secured by real estate, as well as return of capital investments from dispositions or refinances on our investments and resolutions in our loan participations and loan pools. Net cash used in investing activities totaled $323.4 million for the nine months ended September 30, 2016. KW Group invested $748.4 million for purchases and additions to real estate (including $376.7 million by KWE). KW Group collected $145.4 million on loans primarily from the sale of a portfolio of loans by KWE during the first quarter. In addition to this sale, KW Group received $266.0 million from the sale of real estate mainly in Europe (including $158.0 million by KWE).
Net cash used in investing activities totaled $1.3 billion for the nine months ended September 30, 2015. This was primarily due to $1.5 billion of purchases and additions to real estate by KW Group (including $1.2 billion by KWE) which mainly included 171 properties across the United Kingdom. In addition, KW Group invested $233.9 million (including $194.8 million by KWE) primarily to fund our equity in a loan portfolio secured by eight hotels across the United Kingdom and a loan secured by a residential property also in the United Kingdom. The cash used in the aforementioned investing activities was offset by receipt of $523.4 million mainly from the sale of our Japanese multifamily portfolio.
Financing

Our net cash related to financing activities we generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash provided by financing activities totaled $535.9 million for the nine months ended September 30, 2016.  KW Group received proceeds of $250.0 million from the issuance of senior notes and $933.4 million from mortgage loans to finance and refinance consolidated property acquisitions (including $636.9 million by KWE) and drew and repaid $125.0 million on its line of credit. These were partially offset by repayment of $407.1 million of investment debt, of which $349.5 million were related to repayments by KWE and distributions of $94.8 million to noncontrolling interest holders.
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
Contractual Obligations and Commercial Commitments
At September 30, 2016, KW Group's contractual cash obligations, including debt and operating leases, included the following:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Borrowings: (1)(4)
Investment debt (2)(4)	$4,072.5	$4.3	$1,018.9	$334.5	$2,714.8
Line of credit	—	—	—	—	—
Senior notes (3)(4)	955.0	—	—	—	955.0
Total borrowings	5,027.5	4.3	1,018.9	334.5	3,669.8
Operating leases	9.2	0.6	4.8	2.4	1.4
Total contractual cash obligations	$5,036.7	$4.9	$1,023.7	$336.9	$3,671.2

(1) See notes 8-10 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: three months ending December 31, 2016 - $47.1; 1-3 years - $534.8; 4-5 years - $298.8; After 5 years - $423.1. The interest payments on variable rate debt have been calculated using the interest rate in effect at September 30, 2016.
(2) Excludes $1.9 of unamortized debt premium on investment debt.
(3) Excludes $2.2 of net unamortized debt discount on senior notes.
(4) Excludes $43.0 of unamortized loan fees.

At September 30, 2016, our share of contractual cash obligations (excluding amounts that are attributable to noncontrolling interests), including debt and operating leases, included the following:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Borrowings: (1)
Investment debt	$2,111.5	$3.9	$535.4	$232.6	$1,339.6
Senior notes (2)	955.0	—	—	—	955.0
Total borrowings	3,066.5	3.9	535.4	232.6	2,294.6
Operating leases	9.2	0.6	4.8	2.4	1.4
Total contractual cash obligations	$3,075.7	$4.5	$540.2	$235.0	$2,296.0

(1) See notes 8-10 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments.
(2) Excludes $2.2 of net unamortized debt discount on senior notes.

Indebtedness and Related Covenants
The following describes KWH's corporate indebtedness and related covenants.
Senior Notes Payable
In March 2014, Kennedy-Wilson, Inc., completed a public offering of $300.0 million aggregate principal amount of 5.875% Senior Notes due 2024 (the “2024 Notes”), for approximately $290.7 million, net of discount and estimated offering expenses. The 2024 Notes were issued pursuant to an indenture dated as of March 25, 2014, by and among Kennedy-Wilson, Inc., as issuer, and Wilmington Trust National Association, as trustee, as supplemented by a supplemental indenture, dated as of March 25, 2014, by and between Kennedy-Wilson, Inc. as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantors, and Wilmington Trust National Association, as trustee (the indenture, as so supplemented, the “2024 Indenture”). The issuer's obligations under the 2024 Notes are fully and unconditionally guaranteed by Kennedy-Wilson Holdings, Inc. and the subsidiary guarantors. At any time prior to April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at the redemption price specified in the 2024 Indenture, plus accrued and unpaid interest, if any, to the redemption date. Prior to April 1, 2017, the issuer may also redeem up to 35% of the 2024 Notes from the proceeds of certain equity offerings. Interest on the 2024 Notes accrues at a rate of 5.875% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2014. The 2024 Notes will mature on April 1, 2024. In November 2014 and August 2016, we completed two additional public offerings of $350M and $250M, respectively, aggregate principal amounts of 5.875% Senior Notes, due 2024 (the “Additional Notes”). The Additional Notes have substantially identical terms as the 2024 Notes, and are treated as single series with the 2024 Notes under the 2024 Indenture. The Additional Notes were issued and sold at a public offering prices of 100.0% of their principal amount, plus accrued interest. The amount of the 2024 Notes included in the accompanying consolidated balance sheets was $897.8 million at September 30, 2016.
In November and December 2012, Kennedy-Wilson, Inc. completed a public offering of $55.0 million aggregate principal amount of 7.750% Senior Notes due 2042 (the "2042 Notes"). The 2042 Notes were issued pursuant to an indenture dated as of November 28, 2012, by and among Kennedy-Wilson, Inc., as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantees and Wilmington Trust National Association, as trustee, as amended by various subsequent supplemental indentures. The issuer's obligations under the 2042 Notes are fully and unconditionally guaranteed by Kennedy Wilson and the subsidiary guarantors. At any time prior to December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. Interest on the 2042 Notes accrues at a rate of 7.750% per annum and is payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on March 1, 2013. The 2042 Notes will mature on December 1, 2042. The amount of the 2042 Notes included in the accompanying consolidated balance sheets was $55.0 million at September 30, 2016.
KWE Senior Notes Payable
In June 2015, KWE completed its inaugural bond offering ("KWE Bonds") of approximately $389.2 million (based on
September 30, 2016 rates) (£300 million) in 3.95% fixed-rate senior unsecured bonds due 2022. In September 2016, KWE completed an additional bond offering of approximately $259.4 million (based on September 30, 2016 rates) (£200 million) under the same indenture as the KWE Bonds mentioned above. The KWE Bonds have a carrying value of $648.6 million at September 30, 2016. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros.

In addition, during the fourth quarter of 2015, KWE established a £2.0 billion (approximately $2.6 billion based on September 30, 2016 rates) Euro Medium Term Note Programme ("EMTN"). Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. During the fourth quarter of 2015 and second quarter of 2016, KWE drew down under its EMTN Programme, with the issuances of senior unsecured notes for an aggregate principal amount of approximately $617.9 million (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $613.8 million have an annual fixed coupon of 3.25%, and mature in 2025. The KWE Notes rank pari passu with the KWE Bonds, and are subject to the same restrictive covenants.

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

On December 10, 2015, Kennedy-Wilson, Inc. (the “Borrower”), a wholly-owned subsidiary of KWH entered into a $475.0 million unsecured revolving credit facility (the “KW Revolving Facility”) with a syndicate of lenders including JPMorgan Chase Bank, N.A., Deutsche Bank AG New York Branch, U.S. Bank N.A., East West Bank, Fifth Third Bank, The Governor and Company of the Bank of Ireland, Compass Bank and City National Bank and Bank of America, N.A., acting as administrative agent and letter of credit issuer. Loans under the KW Revolving Facility bear interest at a rate equal to LIBOR plus 2.50% or 3.00%, depending on the consolidated leverage ratio as of the applicable measurement date, and have a maturity date of December 10, 2018. Subject to certain conditions precedent and at the Borrower’s option, the maturity date of the KW Revolving Facility may be extended by one year. As of September 30, 2016, the secured credit facility was undrawn, with $475.0 million still available.
KWE Facility
In August 2014, KWE entered into a three-year unsecured floating rate revolving debt facility ("KWE Facility") with Bank of America Merrill Lynch, Deutsche Bank, and J.P. Morgan Chase of approximately $291.9 million (£225 million) with a syndicate of banks. The KWE Facility requires KWE to maintain (i) a maximum consolidated leverage ratio (as defined in the revolving loan agreement) of no more than 60%; (ii) a minimum fixed charge coverage ratio where consolidated EBITDA to consolidated fixed charges is no less than 1.9 to 1.0 for the last four quarters; (iii) unencumbered assets of no less than 125% of the unsecured indebtedness (less cash & cash equivalents); and (iv) a maximum secured recourse indebtedness for consolidated secured recourse debt to not exceed 2.5% of total asset value at any time. As of September 30, 2016, the unsecured credit facility was undrawn, with $291.9 million (£225 million) still available based on rates as of September 30, 2016.

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

The credit agreement that governs the KW Revolving Facility requires us to maintain (i) a maximum consolidated leverage ratio (as defined in the credit agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.60 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $920,660,504.65 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after September 30, 2015, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the credit agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the credit agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the credit agreement) and $138,187,197, (vi) a maximum adjusted secured leverage ratio (as defined in the credit agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the credit agreement) of at least $250 million.

As of September 30, 2016, our consolidated leverage ratio was 59.7%, its fixed charge coverage ratio was 3.0 to 1.00, its consolidated tangible net worth was $1,266.7 million, its adjusted secured leverage ratio was 41.8%, its secured recourse leverage ratio was 1.5%, its recourse leverage ratio was 0.81, and liquidity was $738.3 million. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by KWH and certain of its wholly-owned subsidiaries.
The indentures governing the 2024 Notes and 2042 Notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. As of September 30, 2016, the balance sheet leverage ratio was 0.9 to 1.00.

Off-Balance Sheet Arrangements
We have provided guarantees associated with loans secured by consolidated assets. At September 30, 2016, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $65.4 million. The guarantees expire through 2026, and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
As of September 30, 2016, we have unfulfilled capital commitments totaling $35.9 million to our unconsolidated investments. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
Please refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for discussion of our non-recourse carve-out guarantees arrangements, as there have been no material changes to that disclosure.
Certain Non-GAAP Measures and Reconciliations
The table below is a reconciliation of Non-GAAP measures to their most comparable GAAP measures. For the reconciliation of amounts relating the three and nine months ended September 30, 2016 and 2015 see tables in Results of Operations section of the Management Discussion and Analysis.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2014	2013	2012	2014	2013	2012
Net (loss) income	$(3.0)	$(2.8)	$(4.1)	$110.6	$(6.7)	$(3.7)
Non-GAAP Adjustments
Add back:
Interest expense	28.2	13.1	6.7	69.8	37.1	20.0
Early extinguishment of corporate debt	1.5			1.5
Kennedy Wilson's share of interest expense in unconsolidated investments	7.9	12.7	8.4	28.4	33.4	23.4
Depreciation and amortization	34.7	4.5	1.0	67.3	12.0	2.9
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	9.9	11.8	5.1	37.1	31.3	13.0
Provision for (benefit from) from income taxes	6.6	0.8	(2.5)	40.8	(1.4)	(5.1)
Consolidated EBITDA	85.8	40.1	14.6	355.5	105.7	50.5
Add back (less):
Share-based compensation	5.3	2.0	2.9	8.7	5.4	5.0
EBITDA attributable to noncontrolling interests	(21.6)	(0.6)	—	(103.2)	(1.6)	(3.0)
Adjusted EBITDA	$69.5	$41.5	$17.5	$261.0	$109.5	$52.5

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2014	2013	2012	2014	2013	2012
Investment management, property services and research fees(1)	$12.9	$20.9	$12.5	$65.0	$54.0	$35.5
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation	6.1	1.1	0.7	13.8	2.7	1.6
Kennedy Wilson's share of fees in unconsolidated service businesses	3.2	—	—	10.3	—	—
Adjusted Fees	$22.2	$22.0	$13.2	$89.1	$56.7	$37.1
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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of September 30, 2016, 72% of our property level debt is fixed rate, 15% is floating rate with interest caps and 13% is floating rate without interest caps.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of September 30, 2016. The weighted average interest rate for the various assets and liabilities presented are actual as of September 30, 2016. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
	2016	2017	2018	2019	2020	Thereafter	Total	September 30, 2016
(Dollars in millions)
Interest rate sensitive assets
Cash and cash equivalents	$975.2	$—	$—	$—	$—	$—	$975.2	$975.2
Average interest rate	0.08%	—%	—%	—%	—%	—%	0.08%	—
Fixed rate receivables	87.5	6.3	—	4.5	—	—	98.3	98.3
Average interest rate (1)	6.77%	2.16%	—%	5.00%	—%	—%	3.76%	—
Variable rate receivables	—	10.9	—	—	—	—	10.9	10.9
Average interest rate	—%	3.88%	—%	—%	—%	—%	3.88%	—
Total	$1,062.7	$17.2	$—	$4.5	$—	$—	$1,084.4	$1,084.4
Weighted average interest rate	0.09%	3.25%	—%	5.00%	—%	—%	0.17%
Interest rate sensitive liabilities
Variable rate borrowings	$—	$97.2	$122.2	$506.8	$13.2	$409.1	$1,148.5	$1,155.4
Average interest rate	—%	2.67%	3.04%	2.18%	2.95%	2.65%	2.49%	—
Fixed rate borrowings	—	91.5	68.9	99.0	223.4	3,396.2	3,879.0	3,983.4
Average interest rate	—%	5.25%	4.07%	4.38%	3.77%	4.11%	4.11%	—
Total	$—	$188.7	$191.1	$605.8	$236.6	$3,805.3	$5,027.5	$5,138.8
Weighted average interest rate	—%	3.92%	3.41%	2.54%	3.72%	3.95%	3.74%

(1) Interest rate sensitive assets' weighted average interest rates are exclusive of non-performing receivables
Currency Risk - Foreign Currencies
The financial statements of KW Group's subsidiaries located outside the United States are measured using the local currency as this is their functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The foreign currencies primarily include the euro and the British pound sterling. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in the consolidated statement of equity as a component of accumulated other comprehensive income. Currency translation gains and losses and currency derivative gains and losses will remain in other comprehensive income until the Company substantially liquidates its investment in KWE.
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
As the total amount of assets denominated in foreign currencies has grown due to KW Group's expansion in Europe, we have also increased the amount of corresponding foreign currency derivative contracts. As of September 30, 2016, approximately 36% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes.
The table below shows the Company's investment account and consolidated cash position by currency as well as any hedges on those currencies as of September 30, 2016 and the impact of a 10% fluctuation in rates.

(in millions)	GBP		Euro		Total Non-USD		USD		Total
USD
Investment account(1)(2)	$536.9	26%	$205.4	10%	$742.3	36%	$1,307.5	64%	$2,049.8
Cash	2.6	1%	0.9	—%	3.5	1%	278.3	99%	281.8

Local currencies
Investment account	£413.9		€182.8
Cash	£2.0		€0.8

Hedges, net of noncontrolling interests
Notional Amount	£295.2		€130.0

Rate fluctuation impact
10% increase	$30.8		$8.9
10% decrease	$(31.6)		$(10.0)
(1) Includes cash held by consolidated investments net of noncontrolling interests
(2) Excludes hedge fair values, net of noncontrolling interest of $8.2 million and $(2.4) million on GBP and Euro, respectively.

Item 4.	Controls and Procedures
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
January 1 - January 31, 2016	—	$—	—	$100,000,000
February 1 - February 29, 2016	—	—	—	100,000,000
March 1 - March 31, 2016	240,000	20.74	240,000	95,007,587
April 1 - April 30, 2016	—	—	240,000	95,007,587
May 1 - May 31, 2016	676,073	20.22	916,073	81,315,671
June 1 - June 30, 2016	505,179	18.53	1,421,252	71,935,877
July 1 - July 31, 2016	32,585	17.99	1,453,837	71,348,194
August 1 - August 31, 2016	—	—	1,453,837	71,348,194
September 1 - September 30, 2016	—	—	1,453,837	71,348,194
Total	1,453,837	$19.67	1,453,837	$71,348,194
(1) On February 25, 2016, our board of directors authorized us to repurchase up to $100 million of its common shares, from time to time, subject to market conditions.

In addition to the repurchases of the Company’s common stock made above, the Company also withheld shares with respect to the vesting of restricted stock that the Company made to its employees.  Shares that vested during the three months and nine months ended September 30, 2016 and 2015 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities.  During the three months ended September 30, 2016 and 2015, total payments for the employees’ tax obligations to the taxing authorities were $0 million (0 shares withheld) and $0.2 million (2,026 shares withheld), respectively.  During the nine months ended September 30, 2016 and 2015, total payments for the employees’ tax obligations to the taxing authorities were $14.6 million (693,942 shares withheld) and $11.5 million (434,287 shares withheld), respectively.

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

KENNEDY-WILSON HOLDINGS, INC.

Dated:	November 4, 2016	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)