Form 10-K
period 2016-12-31
Kennedy-Wilson Holdings, Inc.
filed 2017-02-27
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Based on the last sale at the close of business on June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,521,630,117.
The number of shares of common stock outstanding as of February 24, 2017 was 114,897,881.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders to be held on or around June 15, 2017, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2016.

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
Company Overview
Kennedy Wilson is a global real estate investment company.  We own, operate, and invest in real estate both on our own and through our investment management platform.  We focus on multifamily and commercial properties located in the Western United States, United Kingdom, Ireland and to a lesser extent Spain, Italy and Japan. To complement our investment business, the Company also provides real estate services primarily to financial services clients.
Our value is primarily derived from our ownership in income producing real estate assets. We have an ownership interest in approximately 39 million square feet of property globally, including 25,943 multifamily rental units. In addition to our core income producing real estate, we engage in development, redevelopment and value add initiatives through which we enhance cash flows or reposition asset to increase sale value. Additionally, our investment management and property services business ("IMRES") manages approximately $17 billion of IMRES AUM, the majority of which we have an ownership interest in and the balance we manage for third parties.
We have over 500 employees in 25 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain, Italy and Japan and manage and work with approximately 6,000 operating associates.
The following is our business model:

•	Identify countries and markets with an attractive investment landscape

•	Establish operating platforms in our target markets

•	Develop local intelligence and create long-lasting relationships, primarily with financial institutions

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

•	Reposition assets to enhance cash flows post-acquisition

•	Explore development opportunities on underutilized portions of assets, primarily excess land with little or no basis that is adjacent to income producing properties

•	Continuously evaluate and selectively harvest asset and entity value through strategic realizations utilizing both the public and private markets

•
Utilize our services businesses to meet client needs, strengthen relationships with financial institutions, and position us as a valuable resource and partner to these institutions for any future real estate opportunities

Since going public on November 13, 2009 through December 31, 2016, the annualized total rate of return (including dividends) of our common stock (NYSE: KW) was 12.4%, compared to the return of the S&P 500 index of 12.9%. Past stock price performance is not necessarily indicative of future stock price performance.

The table below highlights some of the Company's performance metrics over the past five years:

(In millions, except per share amounts)	Year Ended December 31,
	2016	2015	2014	2013	2012
Statements of operations data and dividends:
Revenue	$703.4	$603.7	$398.6	$123.1	$66.9
Net income (loss) to Kennedy-Wilson Holdings Inc. common shareholders	2.8	71.1	13.8	(14.5)	(3.9)
Basic (loss) income per share	0.01	0.66	0.14	(0.21)	(0.07)
Dividends declared per share of common stock	0.56	0.48	0.36	0.28	0.20
Adjusted EBITDA(1)	349.9	371.2	317.8	159.1	97.4
Adjusted EBITDA annual (decrease) increase	(6)%	17%	100%	63%
Adjusted Fees(1)	108.9	158.2	121.0	72.4	55.7
Adjusted Fees annual increase (decrease)	(31)%	31%	67%	30%

	As of December 31,
	2016	2015	2014	2013	2012
Balance sheet data:
Cash and cash equivalents	$885.7	$731.6	$937.7	$178.2	$120.9
Total assets	7,659.1	7,595.6	6,297.6	1,786.8	1,270.4
Investment debt	3,956.1	3,627.5	2,175.7	400.2	234.2
Unsecured corporate debt	936.6	688.8	813.1	438.6	438.4
Kennedy Wilson equity	1,048.0	1,133.8	901.1	768.3	509.7
Noncontrolling interests	1,295.1	1,731.3	2,142.8	50.6	9.1
Total equity	2,343.1	2,865.1	3,043.9	818.9	518.8
Common shares outstanding	115.7	114.5	96.1	82.6	63.8
(1) See Non-GAAP Measures and Certain Definitions and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP measures" for a description of Adjusted EBITDA and adjusted fees and a reconciliation of these metrics to net income as reported under GAAP.
Business Segments
Our operations are defined by two core business units: KW Investments and KW Investment Management and Real Estate Services (IMRES).

•	KW Investments invests our capital in real estate-related assets.

•
IMRES encompasses our fee-generating businesses and includes both our investment management platform as well as our third party services business. These businesses offer a comprehensive line of real estate services for the full lifecycle of real estate ownership to clients that include shareholders of KWE, financial institutions, institutional investors, insurance companies, developers, builders and government agencies. IMRES has five main lines of business: investment management, property services, research, brokerage, and auction and conventional sales.

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
KW Investments
We invest our capital in real estate assets and loans secured by real estate either on our own or through our investment management platform. When we have partners, we are typically the general partner in the arrangement with a promoted interest in the profits of our investments beyond our ownership percentage. The Company has an average ownership interest across all investments of approximately 42% as of December 31, 2016. Our equity partners include public shareholders, financial institutions, foundations, endowments, high net worth individuals and other institutional investors.
The following are product types we invest in through the KW Investments segment:
Multifamily
We pursue multifamily acquisition opportunities where we believe we can unlock value through a myriad of strategies, including institutional management, asset rehabilitation, repositioning and creative recapitalization. We focus primarily on apartments in supply-constrained, infill markets. Additionally, through our Vintage Housing Holdings ("VHH") partnership, we also utilize low-income housing tax credit ("LIHTC") structures for income and age restricted properties. As of December 31, 2016, we hold investments in 25,943 multifamily apartment units across 141 properties primarily located in the Western United States, Ireland, United Kingdom and Japan.
Commercial
We source, acquire, and finance various types of commercial real estate which includes office, industrial, retail, and mixed-use assets. After acquisition, the properties are generally repositioned to enhance market value. Assets are either sold as part of property-specific investment strategies designed to deliver above-market returns to our clients and shareholders or held if producing above average cash flows. As of December 31, 2016, we hold investments in 258 commercial properties, totaling over 18.1 million square feet, located throughout the United States, United Kingdom, Ireland, Spain and Italy.
Loan Originations/Discounted Loan Purchases
We acquire and/or originate loans secured by real estate. Our acquisitions and originations include individual notes on all real estate property types as well as portfolios of loans purchased from financial institutions, corporations and government agencies. We deliver value through loan resolutions, discounted payoffs, and sales. We also convert certain loans into a direct ownership in the underlying real estate collateral. Our discounted loan pool portfolio as of December 31, 2016 had a current unpaid principal balance ("UPB") of $217.3 million.
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
Hotel
We acquire hotels in certain opportunistic situations in which we are able to purchase at a discount to replacement cost or can implement our value-add investment approach.
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

Cash, marketable securities, and net hedge asset
This group includes our share of consolidated property level cash, marketable securities, and hedges on the Company's investments and our share of hedges held by KWE on its euro denominated investments.
While our core investments have been in the specific markets and locations listed above, we will evaluate opportunities to earn above market returns across many other segments and geographic locations.
Investment account
The investment account represents the Company's carrying value of equity invested before depreciation and amortization. In 2016, together with our equity partners, we acquired $1.4 billion (Kennedy Wilson's share was $620.7 million) of real estate and loans secured by real estate at purchase price. These acquisitions were comprised of the following: 56% multifamily, 43% commercial, and 1% residential and other.
At December 31, 2016, we and our equity partners held a real estate and real estate related investment portfolio with assets at a book value of approximately $10.6 billion, with approximately 62% leverage to depreciated book value. The Company has an average ownership interest across all of its investments of approximately 42% as of December 31, 2016.
Included in our Western U.S. portfolio are six residential investments including Kohanaiki, Kona Village Resort, and a loan investment in Hawaii. Our investment account balance for our Hawaiian investments is $173.4 million.
The Company's investment account increased during the year primarily due to the Company's increased ownership in KWE which led to a decrease in noncontrolling interest. The investment account also increased due to new joint venture investments and higher cash balances at consolidated properties. These increases were offset by resolutions of loans, increased leverage on properties and hedge losses on hedges at KWE. Noncontrolling interest decreased during the year due to $269.9 million in net distributions relating to the Company's acquisition of KWE shares, the Company's acquisition of noncontrolling interest from consolidated entities, distributions relating to property sales, and investing distributions from debt refinancings. Foreign currency translation and hedge losses also decreased noncontrolling interests by $237.2 million.
The following table depicts how our equity in the portfolio is derived from the financial statement captions in our audited consolidated balance sheet as of December 31, 2016 and 2015:

(Dollars in millions)	December 31, 2016	December 31, 2015
Real estate and acquired in-place lease values, gross of accumulated depreciation and amortization of $374.2 and $248.5, respectively	$6,188.5	$6,046.0
Loan purchases and originations	87.7	299.7
Investment debt	(3,956.1)	(3,627.5)
Cash held by consolidated investments	625.5	549.0
Unconsolidated investments(1), gross of accumulated depreciation and amortization of $52.3 and $55.8, respectively	596.5	487.8
Net hedge (liability) asset	(47.0)	15.2
Other(2)	51.0	19.9
Consolidated investment account	3,546.1	3,790.1
Less:
Noncontrolling interests on investments, gross of depreciation and amortization of $168.3 and $116.5, respectively	(1,463.4)	(1,847.8)
Investment account	$2,082.7	$1,942.3
(1) Excludes $15.9 million and $12.9 million related to our investment in a servicing platform in Spain, as of December 31, 2016 and December 31, 2015, respectively.
(2) Includes marketable securities, which are part of other assets, as well as net other assets of consolidated investments.
    The following table breaks down our investment account information derived from the audited consolidated balance sheet, by investment type and geographic location as of December 31, 2016:

(Dollars in millions)	Multifamily	Commercial	Loans Secured by Real Estate	Residential and Other	Hotel	Total
Western U.S.	$562.9	$310.7	$12.4	$247.8	$92.3	$1,226.1
United Kingdom	5.7	66.1	—	—	—	71.8
Ireland	67.1	63.1	—	—	79.6	209.8
Japan	6.1	—	—	—	—	6.1
Cash, marketable securities, and net hedge asset						123.6
Total excluding KWE	$641.8	$439.9	$12.4	$247.8	$171.9	$1,637.4
KWE:
United Kingdom	8.8	176.7	4.6	—	4.2	194.3
Ireland	15.0	64.9	2.1	—	3.7	85.7
Italy	—	18.4	—	—	—	18.4
Spain	—	28.6	—	1.1	—	29.7
Other(1)						117.2
Total KWE	$23.8	$288.6	$6.7	$1.1	$7.9	$445.3
Grand Total	$665.6	$728.5	$19.1	$248.9	$179.8	$2,082.7
(1) Consists of $133.0 million of KW's share of cash and $(15.8) million of KW's share of hedges. KW's share of KWE's unsecured debt has been allocated to unencumbered KWE investments.
The following table breaks down our investment account information derived from the audited consolidated balance sheet, by investment type and geographic location as of December 31, 2015:

(Dollars in millions)	Multifamily	Commercial	Loans Secured by Real Estate	Residential and Other	Hotel	Total
Western U.S.	$515.4	$270.6	$66.4	$269.9	$34.7	$1,157.0
United Kingdom	11.2	83.8	0.6	1.8	—	97.4
Ireland	41.0	32.3	—	31.8	72.4	177.5
Japan	5.8	4.2	—	0.3	—	10.3
Cash and net hedge asset						68.2
Total excluding KWE	$573.4	$390.9	$67.0	$303.8	$107.1	$1,510.4
KWE:
United Kingdom	9.9	221.6	34.4	8.4	7.7	282.0
Ireland	9.8	52.4	3.5	6.0	4.4	76.1
Spain	—	7.3	—	2.6	—	9.9
Italy	—	8.7	—	—	—	8.7
Cash and net hedge asset						55.2
Total KWE	$19.7	$290.0	$37.9	$17.0	$12.1	$431.9
Grand Total	$593.1	$680.9	$104.9	$320.8	$119.2	$1,942.3
(1) Consists of $55.3 million of KW's share of cash and $(0.1) million of KW's share of hedges. KW's share of KWE's unsecured debt has been allocated to unencumbered KWE investments.
KW Investment Management and Real Estate Services (IMRES)
IMRES includes both our investment management platform as well as our third party services business and offers a comprehensive line of real estate services for the full lifecycle of real estate ownership to clients that include shareholders of KWE, financial institutions, institutional investors, insurance companies, developers, builders and government agencies. IMRES has five main lines of business: investment management, property services, research, brokerage, and auction and conventional sales. These five business lines generate revenue for us through fees and commissions.
We manage approximately 59 million square feet of properties for the Company and its investment partners (including KWE) in the United States, Europe, and Asia, which includes assets we have ownership interests in and third party owned assets. With 25 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain, Italy and Japan, we have the capabilities and resources to provide property services to real estate owners as well as the experience, as a real estate investor, to understand client concerns. The managers of IMRES have an extensive track record in their respective lines of business and in the real estate community as a whole. Their knowledge and relationships are an excellent driver of business through the services business as well as on the investment front.
Additionally, IMRES plays a critical role in supporting our investment strategy by providing local market intelligence and real-time data for evaluating investments, generating proprietary transaction flow and creating value through efficient implementation of asset management or repositioning strategies.
Investment Management
Our investment management platform utilizes a number of different investment vehicles for which we provide acquisition, asset management and financing, and other investment-related services, and typically includes a co-investment from us. We usually provide investment management services on our consolidated investment portfolio as well as investments with strategic partners many of whom have separate account agreements with us. Through our fund management business we have five closed end funds for which we seek to generate attractive, risk adjusted returns.
KWE
In 2014, we launched KWE, a closed end fund on the London Stock Exchange that specializes in investing in real estate and real estate related assets in Europe. We are the largest shareholder of KWE (23.6% as of December 31, 2016) and also externally manage it through one of our wholly-owned subsidiaries, whom we refer to as KWE Manager, pursuant to an investment management agreement whereby we are entitled to receive certain management and performance fees.
Commingled funds
We have five closed end funds that we manage and from which we receive investment management fees. Most recently, we completed fund-raising for our fifth value-add fund, Kennedy Wilson Fund V, a $500 million private fund targeting the Western U.S. We are the largest investor in the fund with a 12% interest. As of December 31, 2016, Fund V had a portfolio of 15 investments with an aggregate purchase price of $788.9 million, with $175.0 million of undrawn commitments.

Separate accounts
We have a few strategic equity partners that have separate account agreements with us. As part of the agreement we act as the general partner and receive investment management fees including potential performance fees.
Property Services
Our property services division manages commercial real estate for third-party clients, fund investors, and investments held by Kennedy Wilson. In addition to earning property management fees, consulting fees, leasing commissions, construction management fees, disposition fees, and accounting fees, the property services division gives us insight into local markets and potential acquisitions. Leveraging over 39 years of real estate experience, we approach property management from the perspective of an owner and are active in identifying and implementing value creation strategies. The division has a proven track record of success in managing stabilized as well as value-add investments.
Research
Meyers Research ("Meyers"), a Kennedy Wilson company, is a premier consulting practice and provider of data for residential real estate development and new home construction industry. Meyers’ offers a national perspective as well as local expertise to homebuilders, multifamily developers, lenders and financial institutions. These relationships have led to investment opportunities with homebuilders in the Western U.S. region. We believe Zonda™, a Meyers innovation launched in October 2013, is the housing industry's most comprehensive solution for smart business analysis, real-time market data reporting and economic and housing data in one place and on-the-go.
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
Auction and Conventional Sales
The auction and conventional sales division provides innovative marketing and sales strategies for all types of commercial and residential real estate, including single family homes, mixed-use developments, estate homes, multifamily dwellings, new home projects, and conversions. Generally, the division's auction sales business is countercyclical to the traditional sales real estate market and has been a bellwether for us in forecasting market conditions.
Kennedy Wilson Europe Real Estate Plc (LSE: KWE)
KWE closed its initial public offering in February 2014 and a follow-on offering in October 2014, raising an aggregate of approximately $2.2 billion in gross proceeds.  KWE, whose ordinary shares are listed on the London Stock Exchange’s main market and who is a member of the FTSE 250 Index, acquires real estate and real estate-related assets in Europe.  As of December 31, 2016, KWE had 223 real estate assets with approximately 11.6 million square feet and totaling $3.6 billion in portfolio value (primarily located in the U.K. and Ireland), which KWE currently expects to produce over $200 million of annualized net operating income (net rental income for property portfolios, EBITDA for hotels and interest income for loan portfolios). As of December 31, 2016, Kennedy Wilson owned approximately 29.8 million ordinary shares of KWE or approximately 23.6% of the total issued share capital of KWE.
KWE is externally managed by one of our wholly-owned subsidiaries whom we refer to as KWE Manager pursuant to an investment management agreement whereby we are entitled to receive certain management and performance fees.  KWE Manager is entitled to an annual management fee (payable quarterly in arrears) equal to 1% of KWE’s adjusted net asset value (reported by KWE to be $1.9 billion at December 31, 2016) and certain performance fees.  The management fee payable to KWE Manager is paid half in cash and half in shares of KWE.  During the year ended December 31, 2016, KWH earned $22.2 million in management fees.
We are also entitled to receive an annual performance fee equal to 20% of the lesser of (i) the excess of the shareholder return for the relevant year (defined as the change in KWE’s adjusted net asset value per ordinary share plus dividends paid) over a 10% annual return hurdle, and (ii) the excess of year-end adjusted net asset value per ordinary share over a “high water mark.” The performance fee is payable in shares of KWE that vest equally over a three-year period. The Company has not accrued an annual performance fee for the year ended December 31, 2016. During the first quarter of 2016, $41.2 million of performance fees relating to 2015 were paid to Kennedy Wilson in shares of KWE.
The compensation committee of our board of directors approved and reserved up to thirty percent (30%) of any performance fees earned by us to be allocated to certain employees. As of December 31, 2016, awards representing approximately twenty-five percent (25%) of the performance fees have been allocated to certain employees through individual award letters. The award letters provide that the employee’s right to receive the RSUs is subject the employee’s continued employment with us through the applicable grant date, and that upon a termination of the employee’s employment for any reason, the employee will have no right to receive further RSU awards. Each award letter, and the employee’s right to receive future RSU awards, may be amended or terminated at any time by us in our discretion without the employee’s consent or approval, and we may, in our discretion, reduce or otherwise modify the employee’s award percentage (including a reduction to 0%) at any time. We granted 30% of the performance fees that we received for our management of KWE in 2015 as equity-based compensation to certain of our employees in the form of restricted stock units that vest over a three-year period.  Until and unless the restricted stock units vest, we will continue to own the underlying KWE shares.  As mentioned above, we have agreed, pursuant to individual award letters, to allocate 25% of any future performance fees similarly to such employees, subject to certain conditions but the compensation committee may grant the remaining 5% to our employees in the future.
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
The following condensed financial statements show KWE's financial position and results of operations in the context of the Company's consolidated financial statements as a whole:

	As of December 31, 2016 (unaudited)
(Dollars in millions)	KWE	Non-KWE (1)(4)	Elimination	Total KWH
Cash(2)	$563.7	$322.0	$—	$885.7
Accounts receivable	25.3	46.0	—	71.3
Loan purchases and originations	75.3	12.4	—	87.7
Real estate and acquired in place lease values, net of accumulated depreciation and amortization(3)	2,959.5	2,854.7	—	5,814.2
Investment in marketable securities	—	404.4	(404.4)	—
Unconsolidated investments	—	560.1	—	560.1
Other assets	191.6	48.5	—	240.1
Total assets	$3,815.4	$4,248.1	$(404.4)	$7,659.1

Accounts payable	$4.4	$6.8	$—	$11.2
Accrued expenses and other liabilities	236.1	176.0	—	412.1
Investment debt	2,069.6	1,886.5	—	3,956.1
Senior notes payable	—	936.6	—	936.6
Total liabilities	$2,310.1	$3,005.9	$—	$5,316.0

Kennedy-Wilson Holdings Inc. shareholders' equity	$450.0	$1,231.4	$(450.0)	$1,231.4
Accumulated other comprehensive income	(45.6)	(183.4)	45.6	(183.4)
Noncontrolling interests	1,100.9	194.2	—	1,295.1
Total equity	$1,505.3	$1,242.2	$(404.4)	$2,343.1
Total liabilities and equity	$3,815.4	$4,248.1	$(404.4)	$7,659.1
(1) Consists of investments that are consolidated in our financial statements and investments that are held through joint ventures.
(2) Includes cash and cash equivalents and cash held by consolidated investments
(3) Includes $179.5 million and $194.8 million of accumulated depreciation and amortization for KWE and Non-KWE, respectively.
(4) Includes $834.4 million of total assets and $269.1 million of equity in European investments we made prior to KWE's formation.

	Year Ended December 31, 2016
(Dollars in millions)	KWE	Non-KWE	Fee Elimination(1)	Total KWH
Revenue
Rental	$257.1	$228.8	$—	$485.9
Hotel	26.2	90.0	—	116.2
Sale of real estate	12.6	16.7	—	29.3
Investment management, property services and research fees	—	81.6	(22.2)	59.4
Dividend income	—	18.2	(18.2)	—
Loan purchases, loan originations and other	11.4	1.2	—	12.6
Total revenue	307.3	436.5	(40.4)	703.4
Operating expenses
Commission and marketing	—	8.0	—	8.0
Rental operating	53.3	82.1	—	135.4
Hotel operating	24.3	72.0	—	96.3
Cost of real estate sold	9.0	13.1	—	22.1
Compensation and related	0.9	185.6	—	186.5
General and administrative	11.0	34.4	—	45.4
Depreciation and amortization	109.3	88.9	—	198.2
Total operating expenses	207.8	484.1	—	691.9
Income from unconsolidated investments	—	126.6	—	126.6
Operating income	99.5	79.0	(40.4)	138.1
Non-operating income (expense)				—
Gain on sale of real estate	86.5	44.2	—	130.7
Acquisition-related gains	—	16.2	—	16.2
Acquisition-related expenses	(6.6)	(2.9)	—	(9.5)
Interest expense-investment	(77.2)	(60.2)	—	(137.4)
Interest expense-corporate	—	(54.2)	—	(54.2)
Management fee	(22.2)	—	22.2	—
Other income	1.1	5.5	—	6.6
Income (loss) before provision for income taxes	81.1	27.6	(18.2)	90.5
Provision for income taxes	(5.0)	(9.0)	—	(14.0)
Net income (loss)	$76.1	$18.6	$(18.2)	$76.5
(1)Only relates to fee elimination associated with the Company's investment in KWE. The Company has additional fees eliminated in consolidation associated with other equity partners.
Legacy European Investments
Prior to KWE's formation and for investments that do not meet KWE's investment guidelines, the Company directly invested in 17 properties and a servicing platform in Spain that have total assets of $834.4 million included in the Company's consolidated balance sheet and $269.1 million of equity as of December 31, 2016. As of December 31, 2016, the Company's weighted average ownership in these investments was 63%.
Value Creation
Kennedy Wilson’s differentiated and unique approach to investing is the cornerstone of how we create value for our shareholders. Our investment philosophy is based on three core fundamentals:

•	Leverage our global footprint and complementary investments and services businesses to identify attractive investment markets across the world.

•	Selectively invest in opportunities across many real estate product types with a goal of maximizing cash flow and return on capital.

•	Actively manage assets and finance them conservatively in a manner designed to generate stable, predictable and growing cash flows for shareholders and clients.
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

•
Our operating expertise allows us to focus on opportunistic investments where we believe we can increase the value of assets and cash flows, such as distressed real estate owners or lenders seeking liquidity, under-managed or under-leased assets, and repositioning opportunities.

•
Many times, these investments are acquired at a discount to replacement cost or recent comparative sales, thereby offering opportunities to achieve above average total returns. In many cases, this may lead to significant additional returns, such as a promoted interest, based on the performance of the assets.

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

•
KW Investment Management and Real Estate Services (IMRES) plays a critical role in supporting our investment strategy by providing local market intelligence and real-time data for evaluating investments, generating proprietary transaction flow and creating value through efficient implementation of asset management or repositioning strategies.

•
We understand that real estate is cyclical. Our management team employs a multi-cyclical approach that has resulted in our IMRES AUM being globally diversified across many sectors of real estate while maintaining a healthy liquidity position and adequate access to capital.

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

•
Structuring expertise and speed of execution: Prior acquisitions completed by us have taken a variety of forms, including direct property investments, joint ventures, exchanges involving stock or operating partnership units, participating loans and investments in performing and non-performing mortgages at various capital stack positions with the objective of long-term ownership. We believe we have developed a reputation of being able to quickly execute, as well as originate and creatively structure acquisitions, dispositions and financing transactions.

•
Vertically integrated platform for operational enhancement: We have over 500 employees in both KW Investments and IMRES, with 25 regional offices throughout the United States, the United Kingdom, Ireland, Spain, Jersey and Japan and manage and oversee approximately 6,000 operating associates. We have a hands-on approach to real estate investing and possess the local expertise in property management, leasing, construction management, development and investment sales, which we believe enable us to invest successfully in selected submarkets.

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

•
Management's alignment with shareholders: As of December 31, 2016 our directors and executive officers and their respective affiliates owned an aggregate of approximately 17% of the outstanding shares of our common stock. Due to management team's ownership interest in the Company its interests are in alignment with common shareholders of the Company.

The real estate business is cyclical. Real estate cycles are generally impacted by many factors, including availability of equity and debt capital, borrowing cost, rent levels, and asset values. Our strategy has resulted in a strong track record of creating both asset and entity value for the benefit of our shareholders and partners over these various real estate cycles.
Industry Overview
United States
The real estate market had another strong year in 2016.  Real estate prices remained supported by historically low interest rates, strong demand from foreign investors, and the wide availability of capital. The year ended with the election of the 45th U.S. president and the second increase in short term interest rates by the Federal Reserve in over a decade.
The outlook for 2017 contains uncertainty related to the new administration’s policies and their effect on the global economy. Certain proposals, such as increased infrastructure spending and a reduction in corporate taxes, have the potential to increase GDP.  While there is a higher expectation of further rate increases by the Federal Reserve in 2017, we believe the long-term fundamentals of the U.S. real estate market are still favorable due to an improving U.S. economy, record levels of institutional dry powder, and continued strong demand from foreign investors seeking U.S. investment opportunities.
United Kingdom
Market values and transaction volumes for UK properties as a whole fell during the year driven by the UK's referendum vote to leave the European Union. In addition to the referendum vote passing there was an increase in stamp duty transactions of 1% that made closing transactions more expensive. The increased uncertainty coupled with a weakening pound to the US dollar and the euro led to declines in UK based stocks especially those in the real estate sector.
Office and retail sectors were the most impacted by the UK referendum while industrial assets, well let prime areas and smaller lot sizes improved or held steady during the year. The industrial sector continues to benefit from increased leasing activity relating to structural shifts away from bricks and mortar retail to online shopping. The Central London office market continued to hold up despite initial uncertainty post the UK referendum vote. Leasing activity was in line with the 10-year average, although below 2015 peak numbers.
Ireland
Dublin remains on track to benefit from potential job relocations from companies seeking to realign their geographic footprint after the UK referendum. A number of UK based financial services firms have already announced that they have either settled on Dublin as their new EU base, or are seriously considering it. Office vacancies especially in prime Dublin areas have continued to decrease with rental rates increasing as a result. Due to increasing rental rates and low vacancies the Dublin suburban office market has seen increased interest which has helped drive higher rents in the sector as well. The Irish economy continues to outperform, with unemployment down which has led to increased consumer spending and new entrants as well as expansions within the retail sector
Multifamily properties have seen increasing rental rates as higher demand from strong employment has outpaced new supply coming online. As a result of the continued rental increases, the Irish Government imposed a 4% rental cap on ‘rent pressure zones’ for a period of three years starting in December 2016. This relates to areas where rents have increased 7% or more in four of the last six quarters and in the first instance impacts the Dublin market.
The Finance Bill 2016 introduced a new 20% withholding tax in relation to Irish Real Estate Funds ("IREFs") from January 1, 2017.  The definition of an IREF would include our Qualifying Investor Alternative Investment Funds ("QIAIFs"). The withholding tax applies to distributions of profits from an IREF with the exception of gains on the sale of investment property held for at least five years. We anticipate that the market will digest these new rules over the course of the 2017 before being able to fully assess the impact. We remain long-term investors in Ireland and continue to have ambitions to grow the business in this market further.
Spain
    Spain’s economy continues to improve with 12 consecutive quarters of growth. After almost a year without a government, the newly formed Partido Popular minority government has been in place since November 2016. Political uncertainty has started to wane and Spain is set to achieve one of the faster growth rates in the Eurozone this year, according to the Bank of Spain.

Investment volumes for 2016 have increased and have exceeding their 2007 peak. Yields remain at historic lows and for prime CBD offices and prime high street shops and are being pushed down further by continued levels of institutional demand.
Continued recovery in employment, low inflation and a record number of tourists have all positively contributed to this improvement have led to increased retail sales. This strong retail activity continues to fuel our retail portfolio. We are seeing positive signs that the high street retail occupational and investment market in central Madrid is picking up momentum. Against this backdrop, current rents continue to sit significantly below prior cycles, and we expect rental increases across the sector as a whole.
Italy
The Italian economy continues its steady, albeit moderate, growth. Following the outcome of the constitutional referendum and the resignation of the Prime Minister in December 2016, a caretaker government was formed with new elections likely in 2017, or 2018 at the latest. One of the new government’s first acts was to approve up to €20 billion in capital to support the troubled banking sector which should help banks clean up their balance sheets.
Despite the political instability, the investment market continued to improve with total transaction volume increasing over the prior year. While the investment market continues to be dominated by international investors, domestic investors have become significantly more active, bringing additional liquidity to the market.
Investor focus continues to be on the office market, particularly Milan, where absorption of vacant space has increased over 10-year average helping generate increases in prime office rents. The Rome market is also improving with increased lease activity over the prior year with prime rents in the CBD and EUR submarkets increasing over the prior year. The ongoing improvement in both the occupational and investment markets should positively affect our Rome and Milan office assets, which account for a combined 60% of our Italian portfolio, by value.
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
Transaction-based Results
A significant portion of our cash flow is tied to transaction activity which can affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis or to easily evaluate the breadth of our operation. Historically, this variability has caused our revenue, operating income, net income and cash flows to be tied to transaction activity, which is not necessarily concentrated in any one quarter. In addition, our operating results can be affected by non-cash acquisition-related gains, which often can cause concentrated gain recognition in particular periods. While acquisition related gains can have a material result on our net income, because it arises from the remeasurement of asset value, it does not affect operating income or cash flow.
Employees
As of December 31, 2016, we have over 500 employees in 25 offices throughout the United States, the United Kingdom, Ireland, Spain, Jersey, Italy and Japan and manage and oversee approximately 6,000 operating associates. We believe that we have been able to attract and maintain high quality employees. There are no employees subject to collective bargaining agreements. In addition, we believe we have a good relationship with our employees.

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
Non-GAAP Measures and Certain Definitions

“KWH,” "KW," “Kennedy Wilson,” the "Company," "we," "our," or "us" refers to Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries. The consolidated financial statements of the Company include the results of the Company's consolidated subsidiaries (including KWE).
“KWE” refers to Kennedy Wilson Europe Real Estate plc, a London Stock Exchange-listed company that we externally manage through a wholly-owned subsidiary.  In our capacity as external manager of KWE, we are entitled to receive certain (i) management fees equal to 1% of KWE’s adjusted net asset value (EPRA NAV), half of which are paid in cash and the remainder of which is paid are KWE shares; and (ii) performance fees, all of which are paid in KWE shares.  In accordance with U.S. GAAP, the financial position and results of KWE are consolidated in our financial statements.  We own an approximately 23.6% equity interest in KWE as of December 31, 2016, and throughout this release and supplemental financial information, we refer to our pro-rata ownership stake (based on our 23.6% equity interest or weighted-average ownership interest during the period, as applicable) in investments made and held directly by KWE and its subsidiaries.
"Acquisition-related gains" consist of non-cash gains recognized by the Company or its consolidated subsidiaries upon a GAAP -required fair value measurement due to a business combination. These gains are typically recognized when a loan is converted into consolidated real estate owned and the fair value of the underlying real estate at the time of conversion exceeds the basis in the previously held loan. These gains also arise when there is a change of control of an investment. The gain amount is based upon the fair value of the Company’s or its consolidated subsidiaries' equity in the investment in excess of the carrying amount of the equity immediately preceding the change of control.
 "Adjusted EBITDA" represents net income attributable to Kennedy-Wilson Holdings Inc., shareholders adjusted for our share of: i) investment interest expense, ii) corporate interest expense, iii) depreciation and amortization, iv) income taxes, v) share-based compensation expense, and vi) preferred stock dividends and accretion of issuance costs.  Please also see the reconciliation to GAAP in the Company’s supplemental financial information included in this release and also available at www.kennedywilson.com.  Our management uses Adjusted EBITDA to analyze our business because it adjusts Net Income for items we believe do not accurately reflect the nature of our business going forward or that relate to non-cash compensation expense or noncontrolling interests. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations. However, Adjusted EBITDA is not recognized measurements under GAAP and when analyzing our operating performance, readers should use Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not remove all non-cash items (such as acquisition-related gains) or consider certain cash requirements such as tax and debt service payments. The amount shown for Adjusted EBITDA also differs from the amount calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.
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
“Adjusted Net Income” represents net income attributable to Kennedy-Wilson Holdings Inc., shareholders adjusted for our share of depreciation and amortization, share-based compensation expense, and preferred stock dividends and accretion of issuance costs.  Please also see the reconciliation to GAAP in the Company’s supplemental financial information included in this release and also available at www.kennedywilson.com.
“Cap rate” represents the net operating income of an investment for the year preceding its acquisition or disposition, as applicable, divided by the purchase or sale price, as applicable.  Cap rates set forth in this presentation only includes data from income-producing properties. We calculate cap rates based on information that is supplied to us during the acquisition diligence process. This information is often not audited or reviewed by independent accountants and may be presented in a manner that is different from similar information included in our financial statements prepared in accordance with GAAP. In addition, cap rates represent historical performance and are not a guarantee of future NOI. Properties for which a cap rate is provided may not continue to perform at that cap rate.
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

"Pro-Rata" represents Kennedy Wilson's share calculated by using our proportionate economic ownership of each asset in our portfolio, including our 23.6% ownership in KWE as of December 31, 2016. Please also refer to the pro-rata financial data in our supplemental financial information.
"Property net operating income" is a non-GAAP measure calculated by deducting the Company's Pro-Rata share of rental and hotel operating expenses from the Company's Pro-Rata rental and hotel revenues.
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

As of December 31, 2016, approximately 57% of our revenues were sourced from our foreign operations in the United Kingdom, Ireland, Spain, Italy and Japan. Accordingly, our firm-wide results of operations depend significantly on our foreign operations. Conducting business abroad carries significant risks, including:

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

The Irish Finance Bill 2016 introduced certain amendments to Irish tax law that could have an adverse effect on the profitability of our consolidated Irish real estate assets.

We, including through KWE, have invested in Irish real estate through a number of Irish entities that were previously not subject to Irish withholding tax on income or gains.  The Irish Finance Bill 2016 (the “Finance Bill”) that was passed in late 2016, and came into effect on January 1, 2017, introduced certain amendments to the tax treatment of entities that hold Irish real estate assets.  In particular, the Finance Bill introduced a new 20% withholding tax in relation to certain Irish entities, which would capture the vehicles that we invest through in Ireland.  The withholding tax applies to distributions of profits from such entities with the exception of gains on the sale of investment property held for at least five years. Although the entire impact of the new legislation is currently not known, it will have an impact on some or all of our investments in Ireland, which may have an adverse effect on our financial performance and business prospects.

Our investment in, and relationship with, Kennedy Wilson Europe Real Estate Plc presents risks to our business.

As of December 31, 2016, the Company has invested $489.3 million on a gross basis (including fees we have received in shares in lieu of cash) and owned approximately 23.6% of KWE's total issued share capital. We currently act as KWE's investment manager pursuant to an investment management agreement that provides for the payment to us of certain management and performance fees.

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
Although we are headquartered in the United States, we have worldwide operations and significant business operations in Europe, including through KWE, whom we externally manage through a wholly owned subsidiary and whose financial position and results of operations are consolidated in our financial statements. As of December 31, 2016, approximately 36% of our consolidated investment account represented investments in European properties or assets.
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
These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility, which may harm our financial position and results of operations. For example, downward pressure on the value of foreign exchange rates could depress our reported earnings from European operations, which are presented on our financial statements in U.S. dollars. Asset valuation reductions could result in write-downs of our consolidated European assets and reduced proceeds from asset sales, and could reduce the performance fees we receive from KWE, which are based in part on the net asset value of KWE’s portfolio. In addition, any negative impact on European financial markets could harm our, including KWE’s, ability to raise capital efficiently in those markets when needed to execute our acquisition and value-add business plans, which would in turn adversely affect our reported results of operations.
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

We conduct operations and own properties in Hawaii. Consequently, our business, results of operations and financial condition depend on and are affected by general trends in Hawaii’s economy and real estate market. Hawaii’s economy, although it has significantly recovered, experienced a significant downturn in the most recent recession. Real estate market declines may negatively affect our ability to sell property at a profit. In addition, Hawaii’s economy largely depends on tourism, which is subject to fluctuation. Hawaii historically has also been vulnerable to certain natural disaster risks, such as tsunamis, hurricanes and earthquakes, which could cause damage to properties owned by us or property values to decline in general. Hawaii’s remote and isolated location also may create additional operational costs and expenses, which could have a material adverse impact on our financial results. Our investment account balance for our Hawaiian investments is $173.4 million

We may not be successful in competing with companies in the real estate services and investment industry, some of which may have substantially greater resources than we do.

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

               We have experienced a fluctuation in our financial performance from quarter to quarter due in part to the significance of revenues from the sales of real estate and acquisition related gain on overall performance. The timing of purchases and sales of our real estate investments, transactions with our equity partners to take control of real estate or taking control of underlying real estate previously securing loans has varied, and will continue to vary, widely from quarter to quarter due to variability in market opportunities, changes in interest rates, and the overall demand for residential and commercial real estate, among other things. While these factors have contributed to our increased operating income and earnings in past years, we may be unable to continue to perform well due to significant variability in these factors.  Moreover, acquisition related gains are non-operating items that result in non-cash gains and do not result in net proceeds to us.  Transactions resulting in acquisition related gains have had a material positive impact on our net income and Adjusted EBITDA in recent periods, and to the extent we do not recognize similar gains in future periods our net income and Adjusted EBITDA could be adversely affected.  In addition, the timing and magnitude of brokerage commissions paid to us may vary widely from quarter to quarter depending on overall activity in the general real estate market and the nature of our brokerage assignments, among other things.

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

In addition, our unsecured revolving credit facility require us to maintain compliance with specified financial covenants, including maximum balance sheet leverage and fixed charge coverage ratios. As of December 31, 2016, we were in compliance with these covenants. These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. In addition, a default under one series of our indebtedness may also constitute a default under another series of our indebtedness.

We have guaranteed a number of loans in connection with various equity-method investments, which may result in us being obligated to make substantial payments.

We have provided recourse guarantees associated with loans secured by assets held in various joint venture partnerships. The maximum potential undiscounted amount of future payments that we could be required to make under these guarantees was approximately $62.7 million at December 31, 2016. The guarantees expire through 2026, and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sales proceeds of the property. If we were to become obligated to perform on these guarantees, our financial condition could suffer.

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

As of December 31, 2016, we had $109.4 million and $104.2 million of federal and California net operating loss carryforwards, respectively, as well as $12.1 million of foreign tax credits, which generally can be used to offset future taxable income.  However, under Sections 382 and 383 of the Internal Revenue Code (“the Code”) of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and foreign tax credits to offset its post-change income may be limited.  We have not performed a detailed analysis to determine whether an ownership change under Sections 382 of the Code has previously occurred.  As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and foreign tax credits to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us.

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

We are subject to section 404 of The Sarbanes-Oxley Act of 2002 and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Although our management has concluded that our internal control over financial reporting was effective as of December 31, 2016 and our independent registered public accounting firm has issued an unqualified report as to the same, our management or our independent registered public accounting firm may not be able to come to the same conclusion in future periods. During the course of the review and testing of our internal controls, we may identify deficiencies and weaknesses and be unable to remediate them before we must provide the required reports. If our management or our independent registered public accounting firm is unable to conclude on an ongoing basis that we have effective internal control over financial reporting, our operating results may suffer, investors may lose confidence in our reported financial information and the trading price of our stock may fall.

Risks Related to Ownership of Our Common Stock

Our directors and officers and their affiliates are significant stockholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to stockholders for approval and which influence may be in conflict with our interests and the interests of our other stockholders.

As of December 31, 2016 our directors and executive officers and their respective affiliates owned an aggregate of approximately 17% of the outstanding shares of our common stock. These stockholders will have significant influence over the outcome of all matters submitted for stockholder approval, including the election of our directors and other corporate actions. In addition, such influence by one or more of these stockholders could discourage others from attempting to purchase or take us over in a transaction that would be favorable to our other stockholders or reduce the market price offered for our common stock in such an event.

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

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties

The following table sets forth certain information regarding our consolidated properties at December 31, 2016 (dollars in millions):

Consolidated Properties by Region
Commercial (2)	Square Feet	Ending % Occupancy	Annualized Base Rent (1)	Average Effective Rent (3)	KW/KWE Ownership % (4)	# of Properties
Western U.S.	1,919,532	94%	$33.9	$32.9	81%	16
Europe (5)	11,798,722	95	208.5	194.7	50%-100%	209
Total Commercial	13,718,254	95%	$242.4	$227.6		225

Multifamily	Units	Ending % Leased	Annualized Base Rent (1)	Average Effective Rent (3)	KW/KWE Ownership % (4)	# of Properties
Western U.S.	9,191	95%	$149.2	$149.2	99%	25
Europe (5)	1,772	89	35.1	35.1	50%-100%	10
Total Multifamily	10,963	94%	$184.3	$184.3		35
————————————————————
(1) Represents annualized cash base rent (excludes tenant reimbursements and other revenue).
(2) Excludes properties that are under development or undergoing lease up, which includes 8 properties totaling 0.8 million square feet.
(3) Average effective rents represents annualized base rent net of rental concessions and abatements.
(4) For investments made and held directly by KWE, the KWE ownership percentage range is shown above. As of December 31, 2016, Kennedy Wilson owns
23.6% of KWE's total share capital.
(5) Includes investments made and held directly by KWE.

Consolidated Properties by Region
	Units	Acres	Lots	KW/KWE Ownership % (1)	# of Investments
Residential and Land
Western U.S.	2	2,826	70	64%	6
Europe (2)	24	2	—	50%-100%	8
Total Residential and Land	26	2,828	70		14

Consolidated Properties by Region
	Rooms	KW/KWE Ownership % (1)	# of Investments
Hotel
Western U.S.	363	54%	2
Europe (2)	609	100%	3
Total Hotel	972		5
————————————————————
(1) For investments made and held directly by KWE, the KWE ownership percentage range is shown above. As of December 31, 2016, Kennedy Wilson owns
23.6% of KWE's total share capital.
(2) Includes investments made and held directly by KWE.

The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2016, plus available space, in our consolidated commercial portfolio (including KWE) assuming non-exercise of renewal options and early termination rights (dollars in millions):

Year of Lease Expiration	Number of Leases Expiring	Rentable Square Feet	Annualized Base Rent	Expiring Annualized Base Rent as a Percent of Total
2017	194	1,366,507	$19.7	11.00%
2018	113	1,040,723	15.8	9.00%
2019	95	1,520,291	28.3	16.00%
2020	126	1,459,389	16.5	10.00%
2021	92	702,250	19.1	11.00%
2022	62	1,824,361	12.0	7.00%
2023	40	523,513	7.3	4.00%
2024	24	470,214	5.2	3.00%
2025	35	436,630	9.7	6.00%
2026	20	3,433,724	38.2	22.00%
Thereafter	7	64,554	0.8	1.00%
Total	808	12,842,156	$172.6	100%

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

The following table sets forth certain information regarding our corporate headquarters and regional offices.

Location	Use	Approximate Square Footage	Lease Expiration
Beverly Hills, CA	Corporate Headquarters	60,000	N/A*
Austin, TX	Regional Office; Disaster Recovery Office	6,864	7/31/2017
London, England	Regional Office	4,712	3/3/2023
Dublin, Ireland	Regional Office	3,380	9/17/2017
*Building is owned by a wholly-owned subsidiary of the Company.

Item 3.	Legal Proceedings
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

	Common Stock
	High	Low
Fiscal year 2016
Quarter ended March 31, 2016	$24.26	$15.74
Quarter ended June 30, 2016	22.64	17.29
Quarter ended September 30, 2016	23.77	17.93
Quarter ended December 31, 2016	23.00	20.00
Fiscal year 2015
Quarter ended March 31, 2015	28.33	24.59
Quarter ended June 30, 2015	26.98	23.82
Quarter ended September 30, 2015	26.41	21.88
Quarter ended December 31, 2015	26.44	21.96
Holders
As of February 27, 2017, we had approximately 162 holders of record of our common stock.
Dividends
We declared and paid quarterly dividends of $0.14 per share and $0.12 per share in 2016 and 2015, respectively.
Cumulative dividends on our Series A and Series B Preferred Stock accrue at an annual rate of 6.00% and 6.452%, respectively, of the liquidation preference, subject to adjustment under certain circumstances. The Series A were mandatorily converted into 8,554,948 shares on May 19, 2015. On December 28, 2016, the Company issued an aggregate of 3,366,973 shares of Common Stock in settlement of the conversion of all outstanding shares of Series B Preferred Stock. As of December 31, 2016 there was no Preferred Stock outstanding. The Company paid $0.7 million of dividends at conversion for dividends that would have been accrued up to the mandatory conversion date.
The declaration and payment of any future dividends is at the sole discretion of our board of directors and will depend on, among other things, our operating results, overall financial condition, capital requirements and general business conditions.

Amounts shown in millions
Aggregate dividends declared since inception	Preferred	Common	Total
2009	$3.2	$—	$3.2
2010	4.5	—	4.5
2011	8.7	5.7	14.4
2012	8.1	11.7	19.8
2013	8.1	21.8	29.9
2014	8.1	33.7	41.8
2015	3.6	53.3	56.9
2016	2.8	63.9	66.7
Total	$47.1	$190.1	$237.2
Recent Sales of Unregistered Securities
None
Equity Compensation Plan Information
See Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Performance Graph
The graph below compares the cumulative total return of our common stock from December 31, 2010 through December 31, 2016, with the comparable cumulative return of companies comprising the S&P 500 Index and the S&P 500 Financials index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index, and the S&P 500 Financials index for the five-year period ended December 31, 2016, and assumes reinvestment of all dividends, if any, paid on the securities. The stock price performance shown on the graph is not necessarily indicative of future price performance.

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

Purchases of Equity Securities by the Company and Affiliated Purchasers in the Fourth Quarter of 2016
     Unregistered Sales of Equity Securities and Use of Proceeds

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
January 1 - January 31, 2016	—	$—	—	$100,000,000
February 1 - February 29, 2016	—	—	—	100,000,000
March 1 - March 31, 2016	240,000	20.74	240,000	95,007,587
April 1 - April 30, 2016	—	—	240,000	95,007,587
May 1 - May 31, 2016	676,073	20.22	916,073	81,315,671
June 1 - June 30, 2016	505,179	18.53	1,421,252	71,935,877
July 1 - July 31, 2016	32,585	17.99	1,453,837	71,348,194
August 1 - August 31, 2016	—	—	1,453,837	71,348,194
September 1 - September 30, 2016	—	—	1,453,837	71,348,194
October 1 - October 31, 2016	—	—	1,453,837	71,348,194
November 1 - November 30, 2016	545,768	22.24	1,999,605	59,189,449
December 1 - December 31, 2016	440,951	21.06	2,440,556	49,885,068
Total	2,440,556	$20.49	2,440,556	$49,885,068
(1) On February 25, 2016, our board of directors authorized us to repurchase up to $100 million of its common shares, from time to time, subject to market conditions.

In addition to the repurchases of the Company’s common stock made above, the Company also withheld shares with respect to the vesting of restricted stock that the Company made to its employees.  Shares that vested during the year ended December 31, 2016 and 2015 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities.  During the year ended December 31, 2016 and 2015, total payments for the employees’ tax obligations to the taxing authorities were $14.7 million (693,942 shares withheld) and $11.4 million (435,415 shares withheld), respectively.

Item 6.	Selected Financial Data
The following tables summarize our selected historical consolidated financial information. This information was derived from our audited financial statements for each of the years ended December 31, 2016, 2015, 2014, 2013 and 2012. This information is only a summary. You should read this information together in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this document.

(In millions, except per share amounts)	Year Ended December 31,
	2016	2015	2014	2013	2012
Statements of operations data and dividends:
Revenue	$703.4	$603.7	$398.6	$123.1	$66.9
Net income (loss) to Kennedy-Wilson Holdings Inc. common shareholders	2.8	71.1	13.8	(14.5)	(3.9)
Basic (loss) income per share	0.01	0.66	0.14	(0.21)	(0.07)
Dividends declared per share of common stock	0.56	0.48	0.36	0.28	0.20
Adjusted EBITDA(1)	349.9	371.2	317.8	159.1	97.4
Adjusted EBITDA annual (decrease) increase	(6)%	17%	100%	63%
Adjusted Fees(1)	108.9	158.2	121.0	72.4	55.7
Adjusted Fees annual increase (decrease)	(31)%	31%	67%	30%

	As of December 31,
	2016	2015	2014	2013	2012
Balance sheet data:
Cash and cash equivalents	$885.7	$731.6	$937.7	$178.2	$120.9
Total assets	7,659.1	7,595.6	6,297.6	1,786.8	1,270.4
Investment debt	3,956.1	3,627.5	2,175.7	400.2	234.2
Unsecured corporate debt	936.6	688.8	813.1	438.6	438.4
Kennedy Wilson equity	1,048.0	1,133.8	901.1	768.3	509.7
Noncontrolling interests	1,295.1	1,731.3	2,142.8	50.6	9.1
Total equity	2,343.1	2,865.1	3,043.9	818.9	518.8
Common shares outstanding	115.7	114.5	96.1	82.6	63.8
(1) See Non-GAAP Measures and Certain Definitions and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP measures" for a description of Adjusted EBITDA and Adjusted fees and a reconciliation of these metrics to net income as reported under GAAP.

Due to our significant acquisition activity, the periods presented above may not be comparable. See Note 4 in our Notes to the Consolidated Financial Statements for discussion of the business combinations that occurred during the years ended December 31, 2016 and 2015.
The following table shows our investment account by region as of December 31, 2016, 2015, 2014, 2013 and 2012:

	Year Ended December 31,
(in millions)	2016	%	2015	%	2014	%	2013	%	2012	%
Western U.S.	$1,226.1	60%	$1,157.0	59%	$898.8	53%	$793.2	67%	$529.7	63%
United Kingdom	266.1	13%	379.4	20%	252.7	15%	135.7	11%	120.4	15%
Ireland	295.5	14%	253.6	13%	295.7	18%	161.8	14%	76.2	9%
Japan	6.1	—%	10.3	1%	84.9	5%	96.3	8%	111.3	13%
Spain	29.7	1%	9.9	1%	—	—%	—	—%	—	—%
Italy	18.4	1%	8.7	—%	—	—%	—	—%	—	—%
KW Share cash, marketable securities, and net hedge asset	240.8	11%	123.4	6%	152.2	9%	—	—%	—	—%
Total	$2,082.7	100%	$1,942.3	100%	$1,684.3	100%	$1,187.0	100%	$837.6	100%
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

The table below details the changes in the Company's IMRES AUM for the twelve months ended December 31, 2016:

(in millions)	December 31, 2015	Increases	Decreases	December 31, 2016
IMRES AUM(1)	$18,050.7	$2,071.4	$(2,950.8)	$17,171.3
(1) For IMRES AUM purposes amounts are based off of LSE:KWE share value. Investments made by KWE reflected in GAAP consolidated results are excluded from Investment - KWH section above.
IMRES AUM was approximately $17 billion as of December 31, 2016 as compared to approximately $18 billion at December 31, 2015. The increases are due to new acquisitions, KWE's additional bond issuance, and appreciation in the value of its investments. This is offset by decreases due to dispositions of commercial and multifamily assets, loan pool resolutions, the decrease in the share price of KWE, and foreign currency losses on assets in the Company's investments and services segments.
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

Overview

Kennedy Wilson is a global real estate investment company.  We own, operate, and invest in real estate both on our own and through our investment management platform.  We currently focus on multifamily, office, retail and hotels located in the Western U.S., UK, Ireland and to a lesser extent Spain, Italy and Japan. To complement our investment business, the Company also provides real estate services primarily to financial services clients.
Our value is primarily derived from our ownership in income producing real estate assets. We have an ownership stake in approximately 39 million square feet of property globally, including 25,943 multifamily rental units. In addition to our core income producing real estate, we engage in redevelopment and value add initiatives through which we enhance cashflows or reposition asset to increase disposal value. Additionally, our investment management and property services business manages approximately $17 billion of IMRES AUM the majority of which we have an ownership stake in and the balance we manage for third parties.
We have over 500 employees in 25 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain, Italy and Japan and manage and work with approximately 6,000 operating associates.
Our operations are defined by two core business segments, KW Investments and KW Investment Management and Real Estate Services (IMRES), which work closely together to identify attractive investment markets and opportunities around the world:
KW Investments
We invest our capital in real estate assets and loans secured by real estate either on our own or with strategic partners through publicly traded companies, joint ventures, separate accounts, or funds. When we have partners, we are typically the general partner in the arrangement with a promoted interest in the profits of our investments beyond our ownership percentage. The Company has an average ownership interest across all investments of approximately 42% as of December 31, 2016. Our equity partners include public shareholders, financial institutions, foundations, endowments, high net worth individuals and other institutional investors.
The following are product types we invest in through the KW Investments segment:
Multifamily
We pursue multifamily acquisition opportunities where we believe we can unlock value through a myriad of strategies, including institutional management, asset rehabilitation, repositioning and creative recapitalization. We focus primarily on apartments in supply-constrained, infill markets. Through our Vintage Housing Holdings ("VHH") partnership, we also utilize low-income housing tax credit structures for income and age restricted properties. As of December 31, 2016, we hold investments in 25,943 multifamily apartment units across 141 properties primarily located in the Western United States, Ireland, United Kingdom and Japan.
Commercial
We source, acquire, and finance various types of commercial real estate which includes office, industrial, retail, and mixed-use assets. After acquisition, the properties are generally repositioned to enhance market value. Assets are either sold as part of property-specific investment strategies designed to deliver above-market returns to our clients and shareholders or held if producing above average cash flows. As of December 31, 2016, we hold investments in 258 commercial properties, totaling over 18.1 million square feet, located throughout the United States, United Kingdom, Ireland, Spain, Italy and Japan.
Loan Originations/Discounted Loan Purchases
We acquire and/or originate loans secured by real estate. Our acquisitions and originations include individual notes on all real estate property types as well as portfolios of loans purchased from financial institutions, corporations and government agencies. We deliver value through loan resolutions, discounted payoffs, and sales. We also convert certain loans into a direct ownership in the underlying real estate collateral. Our discounted loan pool portfolio as of December 31, 2016 had current unpaid principal balance ("UPB") of $217.3 million.
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
Cash, marketable securities, and net hedge asset
This group includes our share of consolidated property level cash, marketable securities, and hedges on the Company's investments and our share of hedges held by KWE on its euro denominated investments.
While our core investments have been in the specific markets and locations listed above, we will evaluate opportunities to earn above market returns across many other segments and geographic locations.
KW Investment Management and Real Estate Services (IMRES)
IMRES includes our investment management platform along with our property services, research, brokerage and auction and conventional sales divisions. These businesses generate revenue for us through fees and commissions.
We manage approximately 59 million square feet of properties for the Company and its investment partners (including KWE) in the United States, Europe, and Asia, which includes assets we have ownership interests in and third party owned assets. With 25 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain, Italy and Japan, we have the capabilities and resources to provide property services to real estate owners as well as the experience, as a real estate investor, to understand client concerns. The managers of IMRES have an extensive track record in their respective lines of business and in the real estate community as a whole. Their knowledge and relationships are an excellent driver of businesses through the services business as well as on the investment front.
Additionally, IMRES plays a critical role in supporting our investment strategy by providing local market intelligence and real-time data for evaluating investments, generating proprietary transaction flow and creating value through efficient implementation of asset management or repositioning strategies.
Investment Management
Our investment management division, provides acquisition, asset management and disposition services to our equity partners as well as to third parties. Currently, we have five closed end funds for which we serve as general partner and manager and separate accounts with strategic partners. In addition, we serve as the manager of KWE and are entitled to receive management fees (50% of which are paid in KWE shares) equal to 1% of KWE’s adjusted net asset value (reported by KWE to be $1.9 billion at December 31, 2016) and certain performance fees. Under US GAAP, we are required to consolidate the results of KWE and as such fees earned from KWE are eliminated in consolidation.
Property Services
Our property services division manages commercial real estate for third-party clients, fund investors, and investments held by Kennedy Wilson. In addition to earning property management fees, consulting fees, leasing commissions, construction management fees, disposition fees, and accounting fees, the property services division gives Kennedy Wilson insight into local markets and potential acquisitions. Leveraging over 39 years of real estate experience, we approach property management from the perspective of an owner and are active in identifying and implementing value creation strategies. The division has a proven track record of success in managing stabilized as well as value-add investments.
Research
Meyers, a Kennedy Wilson company, is a premier consulting practice and provider of data for residential real estate development and new home construction industry. Meyers’ offers a national perspective as well as local expertise to homebuilders, multifamily developers, lenders and financial institutions. These relationships have led to investment opportunities with homebuilders in the Western U.S. region. We believe Zonda™, a Meyers innovation launched in October 2013, is the housing industry's most comprehensive solution for smart business analysis, real-time market data reporting and economic and housing data in one place and on-the-go.
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
Auction and Conventional Sales
The auction and conventional sales division provides innovative marketing and sales strategies for all types of commercial and residential real estate, including single family homes, mixed-use developments, estate homes, multifamily dwellings, new home projects, and conversions. Generally, the division's auction sales business is countercyclical to the traditional sales real estate market and has been a bellwether for us in forecasting market conditions.
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
Sale of real estate - sales of real estate consists of gross sales proceeds received on the sale of consolidated real estate that is not defined as a business by generally accepted accounting principles. This typically includes the sale of condominium units or undeveloped land.
Investment Management, Property Services and Research Fees - Investment management, property services, and research fees are primarily comprised of base asset management fees, performance based fees, and acquisition fees generated by our investment management division, property management fees generated by our property services division, leasing fees and sales commissions generated by our brokerage and auction divisions, and consulting fees generated by Meyers. Fees earned from consolidated investments, for example KWE, are eliminated in consolidation with the amount relating to our equity partners being recognized through income attributable to noncontrolling interests.
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
General and administrative - general and administrative expenses represent administrative costs necessary to run KW Group's businesses and include things such as occupancy and equipment expenses, professional fees, public company costs, travel and related expenses, and communications and information services.

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
Acquisition-related gains - Acquisition-related gains consist of non-cash gains recognized by the Company upon a GAAP required fair value remeasurement due to a business combination. These gains are typically recognized with the change of control of an existing investment. The gain amount is based upon the fair value of the Company’s equity in the investment in excess of the carrying amount of the equity directly preceding the change of control or the separately determined fair value of an investment being an excess of cash paid. These gains also arise when KW Group converts a loan into consolidated real estate owned and the fair value of the underlying real estate exceeds the basis in the previously held loan.
Acquisition-related expenses - Acquisition-related expenses consists of the costs incurred to acquire assets. Generally, the majority of these expenses relate to stamp duty taxes on foreign transactions (primarily within KWE). Acquisition-related expenses may also include any professional fees associated with closing the transactions and the write off of any costs associated with acquisitions which did not materialize.
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
Foreign Currency
As of December 31, 2016, approximately 36% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider the carrying value of our equity investment as the appropriate exposure to evaluate for hedging purposes. Fluctuations in foreign exchanges rates may have a significant impact on the results of our operations. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. We typically hedge 50%-100% of book equity exposure against these foreign currencies. Please see Qualitative and Quantitative Disclosures About Market Risk - Currency Risk - Foreign Currencies for a detailed discussion with respect to foreign currency.

Results of Operations

4Q & Full Year Highlights

•
Growth in Recurring NOI: Kennedy Wilson's share of 4Q Property NOI grew by $6 million or 10% to $61 million from 4Q-2015. For the year, Kennedy Wilson's share of Property NOI grew by $35 million or 17% to $241 million.

•Continued Strong Same Property Performance: The 4Q and FY change in same property multifamily and commercial real estate are as follows:

	4Q - 2016 vs 4Q - 2015			FY - 2016 vs FY - 2015
	Occupancy	Revenue	NOI	Occupancy	Revenue	NOI
Multifamily	(1.0)%	8.6%	10.3%	(0.4)%	9.8%	12.1%
Commercial	1.7%	5.5%	5.7%	1.5%	5.0%	5.6%

•
Dividend Declaration: Kennedy Wilson announced a 21% increase in the common dividend per share to $0.17 per quarter or $0.68 on an annualized basis. The dividend is payable on April 6, 2017 to common shareholders of record as of March 31, 2017.

•
Continued Investment in Revenue Generating Capex: During 4Q-2016, the Company invested $40 million into capex (including $10 million related to Capital Dock, a prime waterfront 690,000 sq. ft. commercial and multifamily development in Dublin, Ireland) compared to $30 million during 4Q-2015. For the year, the Company invested $110 million into capex (vs. $100 million in 2015).

•
Performance Fees & Gains: The Company's financial metrics were impacted by a decrease in the Company's pro-rata share of total performance fees and gains of $8 million in 4Q and $55 million for the year:

◦	Performance Fees: The Company had a decrease in performance fees of $32 million in 4Q and FY-2016, primarily resulting from no KWE performance fees during 2016.

◦	Realized Gains: The Company had an increase in realized gains on sale of real estate of $19 million in 4Q-2016 (vs. 4Q-2015) and $36 million in FY-2016 (vs. FY-2015).

◦
Acquisition-related and Fair Value Gains: The Company had an increase in acquisition-related and fair value gains of $5 million in 4Q-2016 (vs 4Q-2015) and a decrease of $59 million in FY-2016 (vs FY-2015).

Corporate Finance

•
Capital Return Program: During 2016, Kennedy Wilson returned a record $111 million, or approximately $1.02 per common share outstanding, to common shareholders through a combination of stock repurchases ($50 million in 2016) and common dividends ($61 million in 2016).

•
Preferred Stock Conversion: The Company issued an aggregate of 3,366,973 shares of Common Stock upon the early conversion of all outstanding shares of its 6.45% Series B mandatory convertible preferred stock owned by entities affiliated with Fairfax Financial Holdings Limited. The Company has no further remaining preferred stock outstanding.

Investments Business

•	Investment Transactions: The Company, together with its equity partners (including KWE), completed the following:

($ in millions)	Gross	Kennedy Wilson's Share
4Q - 2016	Aggregate Purchase/Sale Price	Income Producing	Non-income Producing	Total	NOI	KW Cap Rate (1)
Acquisitions(2)	$341.3	$160.1	$2.1	$162.2	$7.8	4.9%
Dispositions(3)	508.2	189.2	68.4	257.6	10.3	5.2%
Total Transactions	$849.5			$419.8

FY - 2016
Acquisitions(2)	$1,392.8	$579.4	$41.3	$620.7	$31.3	5.4%
Dispositions(3)	1,694.9	412.9	118.8	531.7	21.0	5.1%
Total Transactions	$3,087.7			$1,152.4
(1) KW Cap rate includes only stabilized income-producing properties. Please see "common definitions" for a definition of cap rate.
(2) The three months ended and year ended December 31, 2016 includes $14.5 million and $264.5 million of acquisitions by KWE, respectively.
(3) The three months ended and year ended December 31, 2016 includes $185.0 million and $514.2 million of dispositions by KWE, respectively.

•
KWE: Kennedy Wilson's ownership in KWE grew to 23.6% as of December 31, 2016, compared to 21.8% as of September 30, 2016 and 18.2% as of December 31, 2015. Kennedy Wilson received cash dividends of $18 million during 2016, an increase of 50% from 2015.

Investment Management and Real Estate Services Business
This segment earns fees primarily from its investment management business along with its real estate services activities. Adjusted Fees and Adjusted EBITDA were impacted in 2016 by a reduction in performance fees and promoted interests of $32 million in both 4Q and FY. For 4Q-2016, the Company's Investment Management and Real Estate Services segment reported the following results:

	4Q		FY
($ amounts in millions)	2016	2015	2016	2015
GAAP Results
Investment Management, Property Services, and Research Fees	$12.7	$22.3	$59.4	$69.3

Non-GAAP Results
Adjusted Fees (1)(2)	$22.6	$64.2	$108.9	$158.2
Adjusted EBITDA	10.2	36.9	49.7	82.8
(1) Adjusted Fees earned from KWE were $4.9 million and $37.1 million for the three months ended December 31, 2016 and 2015, respectively, and $22.2 million and $67.0 million for the year ended December 31, 2016 and 2015, respectively. Adjusted Fees includes accrued performance fees related to KWE of $0 for each of the three months and year ended December 31, 2016 and $30.9 million and $43.7 million for the three months and year ended December 31, 2015, respectively. Adjusted Fees excludes non-controlling interest.
(2) Adjusted fees includes fees eliminated in consolidation of $6.6 million and $38.6 million for the three months ended December 31, 2016 and 2015, respectively, and $36.9 million and $75.0 million for the year ended December 31, 2016 and 2015, respectively.

Foreign Currency Fluctuations and Hedging
For 4Q-2016 and FY-2016, changes in foreign currency rates reduced consolidated revenue by 5% and 4%, respectively and Adjusted EBITDA by 2% for both periods compared to foreign currency rates as of December 31, 2015. During the quarter and year, the net decrease in Kennedy Wilson's shareholder's equity related to fluctuations in foreign currency and related hedges (in the GBP, EUR and JPY) was $10.0 million and $24.6 million, respectively.

The following tables summarize KW Group's revenue, operating expenses, non-operating expenses, operating income (loss) and net income (loss) and calculate EBITDA and Adjusted EBITDA by segment for the year ended December 31, 2016, 2015, and 2014 and is intended to be helpful in understanding the year over year explanations following the tables:

	Year Ended December 31, 2016
(Dollars in millions)	Investments	IMRES	Corporate	Total

Rental	$485.9	$—	$—	$485.9
Hotel	116.2	—	—	116.2
Sale of real estate	29.3	—	—	29.3
Investment management, property services and research fees	—	59.4	—	59.4
Loan purchases, loan originations, and other	12.6	—	—	12.6
Revenue	644.0	59.4	—	703.4
Operating expenses	(345.2)	(54.9)	(93.6)	(493.7)
Depreciation and amortization	(198.2)	—	—	(198.2)
Income from unconsolidated investments, net of depreciation and amortization	122.8	3.8	—	126.6
Operating income	223.4	8.3	(93.6)	138.1
Non-operating income (expense):
Gain on sale of real estate	130.7	—	—	130.7
Acquisition - related gains	16.2	—	—	16.2
Acquisition - related expenses	(9.5)	—	—	(9.5)
Interest expense-investment	(137.4)	—	—	(137.4)
Interest expense - corporate	—	—	(54.2)	(54.2)
Other non-operating (expenses) income	(1.2)	—	7.8	6.6
Benefit from (provision for) income taxes	5.0	—	(19.0)	(14.0)
Total non-operating income (loss)	3.8	—	(65.4)	(61.6)
Net income (loss)	227.2	8.3	(159.0)	76.5
Add back (less):
Interest expense-investment	137.4	—	—	137.4
Interest expense - corporate	—	—	54.2	54.2
Kennedy Wilson's share of interest expense included in unconsolidated investments	22.1	0.9	—	23.0
Depreciation and amortization	198.2	—	—	198.2
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	17.2	3.6	—	20.8
(Provision for) benefit from income taxes	(5.0)	—	19.0	14.0
Fees eliminated in consolidation	(36.9)	36.9	—	—
Share-based compensation	—	—	65.1	65.1
EBITDA attributable to noncontrolling interests(2)	(239.3)	—	—	(239.3)
Adjusted EBITDA(1)	$320.9	$49.7	$(20.7)	$349.9
(1)See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA
(2)$169.3 million of depreciation, amortization, interest and taxes for the year ended December 31, 2016.

	Year Ended December 31, 2015
(Dollars in millions)	Investments	IMRES	Corporate	Total

Rental	$404.8	$—	$—	$404.8
Hotel	106.4	—	—	106.4
Sale of real estate	3.7	—	—	3.7
Investment management, property services and research fees	—	69.3	—	69.3
Loan purchases, loan originations, and other	19.5	—	—	19.5
Revenue	534.4	69.3	—	603.7
Operating expenses	(283.3)	(69.7)	(53.4)	(406.4)
Depreciation and amortization	(166.3)	—	—	(166.3)
Income from unconsolidated investments, net of depreciation and amortization	93.6	3.8	—	97.4
Operating income (loss)	178.4	3.4	(53.4)	128.4
Non-operating income (expense):
Gain on sale of real estate	72.4	—	—	72.4
Acquisition - related gains	108.1	—	—	108.1
Acquisition - related expenses	(37.3)	—	—	(37.3)
Interest expense-investment	(108.8)	—	—	(108.8)
Interest expense - corporate	—	—	(46.9)	(46.9)
Loss on extinguishment of corporate debt	—	—	(1.0)	(1.0)
Other non-operating expenses	(2.5)	—	—	(2.5)
Provision for income taxes	(23.4)	—	(30.0)	(53.4)
Total non-operating income (loss)	8.5	—	(77.9)	(69.4)
Net income (loss)	186.9	3.4	(131.3)	59.0
Add back (less):
Interest expense-investment	108.8	—	—	108.8
Interest expense - corporate	—	—	46.9	46.9
Early extinguishment of corporate debt	—	—	1.0	1.0
Kennedy Wilson's share of interest expense included in unconsolidated investments	27.0	1.1	—	28.1
Depreciation and amortization	166.3	—	—	166.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	25.2	2.9	—	28.1
Provision for income taxes	23.4	—	30.0	53.4
Fees eliminated in consolidation	(75.0)	75.0	—	—
Share-based compensation	—	—	30.8	30.8
EBITDA attributable to noncontrolling interests(2)	(151.6)	0.4	—	(151.2)
Adjusted EBITDA(1)	$311.0	$82.8	$(22.6)	$371.2
(1)See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA
(2)$166.9 million of depreciation, amortization, taxes and interest for the year ended December 31, 2015.

	Year Ended December 31, 2014
(Dollars in millions)	Investments	IMRES	Corporate	Total

Rental	$206.9	$—	$—	$206.9
Hotel	63.3	—	—	63.3
Sale of real estate	28.4	—	—	28.4
Investment management, property services and research fees	—	82.6	—	82.6
Loan purchases, loan originations, and other	17.4	—	—	17.4
Revenue	316.0	82.6	—	398.6
Operating expenses	(201.7)	(61.1)	(35.8)	(298.6)
Depreciation and amortization	(104.5)	—	—	(104.5)
Income from unconsolidated investments, net of depreciation and amortization	48.3	5.9	—	54.2
Operating income (loss)	58.1	27.4	(35.8)	49.7
Non-operating income (expense):
Gain on sale of real estate	—	—	—	—
Acquisition - related gains	218.1	—	—	218.1
Acquisition - related expenses	(19.7)	—	—	(19.7)
Interest expense-investment	(46.3)	—	—	(46.3)
Interest expense - corporate	—	—	(57.1)	(57.1)
Loss on extinguishment of corporate debt	—	—	(27.3)	(27.3)
Other non-operating expenses	5.1		—	5.1
Provision for income taxes	—	—	(32.4)	(32.4)
Total non-operating income (loss)	157.2	—	(116.8)	40.4
Net income (loss)	215.3	27.4	(152.6)	90.1
Add back (less):
Interest expense-investment	46.3	—	—	46.3
Interest expense - corporate	—	—	57.1	57.1
Early extinguishment of corporate debt	—	—	27.3	27.3
Kennedy Wilson's share of interest expense included in unconsolidated investments	34.0	1.5	—	35.5
Depreciation and amortization	104.5	—	—	104.5
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	43.7	3.4	—	47.1
Provision for income taxes	—	—	32.4	32.4
Fees eliminated in consolidation	(21.6)	21.6	—	—
Share-based compensation	—	—	15.8	15.8
EBITDA attributable to noncontrolling interests(2)	(143.7)	5.4	—	(138.3)
Adjusted EBITDA(1)	$278.5	$59.3	$(20.0)	$317.8
(1)See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA
(2) $70.1 million of depreciation, amortization, taxes and interest for the year ended December 31, 2014.

Non-GAAP Measures
We use certain non-GAAP measures to analyze our business, including Adjusted EBITDA and Adjusted Fees. We use these metrics for evaluating the success of our company and believe that they enhance the understanding of our operating results. A reconciliation of net income to Adjusted EBITDA and Adjusted Fees is presented below:

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014	2013	2012
Net income	$76.5	$59.0	$90.1	$13.9	$6.7
Non-GAAP adjustments:
Add back:
Interest expense - investment	137.4	108.8	46.3	11.8	2.5
Interest expense - corporate	54.2	46.9	57.1	39.9	26.1
Early extinguishment of corporate debt	—	1.0	27.3	—	—
Kennedy Wilson's share of interest expense included in investment in unconsolidated investments	23.0	28.1	35.5	45.0	29.5
Depreciation and amortization	198.2	166.3	104.5	17.4	4.9
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	20.8	28.1	47.1	46.7	22.6
Provision for (benefit from) income taxes	14.0	53.4	32.4	2.9	(0.2)
Share-based compensation	65.1	30.8	15.8	7.5	8.1
EBITDA attributable to noncontrolling interests (1)	(239.3)	(151.2)	(138.3)	(26.0)	(2.8)
Adjusted EBITDA (2)	$349.9	$371.2	$317.8	$159.1	$97.4
(1) (2) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Year Ended December 31,
(dollars in millions)	2016	2015	2014	2013	2012
Investment management, property services and research fees(1)	$59.4	$69.3	$82.6	$68.1	$53.3
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation	36.9	75.0	21.6	4.3	2.4
Kennedy Wilson's share of fees in unconsolidated service businesses	12.6	13.9	16.8	—	—
Adjusted Fees	$108.9	$158.2	$121.0	$72.4	$55.7
(1) Amounts previously presented as Management and leasing fees and commissions on prior period statement of operations. Amounts above represent total of fees and commissions from prior periods.

	Three Months Ended
	December 31,
	2016	2015	2014
Investment management, property services and research fees	$12.7	$22.3	$17.6
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation(1)	6.6	38.6	7.0
KW share of fees in unconsolidated service businesses (2)	3.3	3.3	6.5
Adjusted Fees	$22.6	$64.2	$31.1

(1)
The three months ended December 31, 2016, 2015, and 2014 includes $4.6 million, $30.8 million and $5.1 million, respectively of fees recognized in net (income) loss attributable to noncontrolling interests relating to portion of fees paid by noncontrolling interest holders in KWE and equity partner investments.

(2)	Included in income from unconsolidated investments relating to the Company's investment in a servicing platform in Spain.

	Three months ended
	December 31,
	2016	2015	2014
Services
Net income (loss)	$2.5	$(2.9)	$—
Add back:
Kennedy Wilson's share of interest expense included in unconsolidated investments	0.2	0.5	0.4
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	0.9	0.7	1.4
Operating expenses attributable to noncontrolling interests	—	—	2.7
Fees eliminated in consolidation	6.6	38.6	7.0
Adjusted EBITDA	$10.2	$36.9	$11.5
KW Group Consolidated Financial Results: Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Adjusted EBITDA was $349.9 million for the year ended December 31, 2016, a 6% decrease from $371.2 million for 2015, due to lower non-cash acquisition-related gains in the current period as the Company took control of fewer properties as compared to the prior period as well as no performance fee being earned on KWE in the current period. This decrease was offset by higher realized gains on the sale of consolidated and unconsolidated investments in the current period. For same property multifamily units, total revenues increased 10%, net operating income increased 12% and occupancy remained at 94% from 2015. For same property commercial real estate, total revenues increased 5%, net operating income increased 6% and occupancy increased 2% to 96% from the same period in 2015.
A significant portion of the Company's investments are in foreign currencies. We generally hedge the majority of our investments in foreign currencies but we generally do not hedge current operations or future cash flows so changes in foreign currency rates will have an impact on our results of operations. We have included the table below to illustrate the impact these fluctuations have had on our revenues, net income and Adjusted EBITDA by applying the applicable exchange rates for the prior period. Please refer to Currency Risk - Foreign Currencies section below for the Company's risks relating to foreign currency and its hedging strategy and the Other Comprehensive Income section below for a discussion of the balance sheet impact of foreign currency movements on our results of operations.

	Year Ended December 31, 2016
	Investments		IMRES		Total
Revenues	$(28.8)	(4)%	$—	—%	$(28.8)	(4)%
Net Income	(2.1)	(75)%	(1.5)	(53)%	(3.6)	(128)%
Adjusted EBITDA	(5.3)	(2)%	(1.4)	—%	(6.7)	(2)%
Revenues
Investments Segment Revenues
Rental income was $485.9 million for the year ended December 31, 2016 as compared to $404.8 million for 2015. The $81.1 million increase is primarily due to new acquisitions in 2016 and the latter half of 2015.
Hotel income was $116.2 million for the year ended December 31, 2016 as compared to $106.4 million for 2015. The $9.8 million increase is primarily due to a $8.1 million (25%) increase at Ritz Carlton, Lake Tahoe due to improved winter conditions in the first and fourth quarters of 2016, mainly through increases in average daily rates and occupancy as compared to the prior period and a $4.7 million (12%) increase at the Shelbourne due to higher average daily rates. These have been offset by Fairmont St Andrews and Portmarnock, which are held by KWE, that have been undergoing renovation programs in 2016 and have had fewer rooms available than the prior period.
    During the year ended December 31, 2016, we sold 24 condominium units, a vacant lot and a parcel of land generating $29.3 million of proceeds as compared to one condominium unit sold in the prior period for proceeds of $3.7 million.
Loan and other income was $12.6 million for the year ended December 31, 2016 as compared to $19.5 million for 2015. The decrease in income was mainly due to loans that were resolved or sold on notes held by KWE in the latter half of the prior period and during the beginning of the current year. As there was a lower note receivable balance over the current period KW Group received less in interest income.
Investment Management and Services Segment Revenues

Fees are earned on the following types of services provided:

•
investment management, including acquisition, asset management and disposition services. Fees earned from consolidated investments, for example KWE, are eliminated in consolidation with the amount relating to our equity partners being recognized through income attributable to noncontrolling interests;

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

•	brokerage services, including innovative marketing programs tailored to client objectives for all types of investment grade and income producing real estate.

The following table shows Adjusted Fees for the years ended December 31, 2016 and 2015:

	Year Ended
	December 31,
(dollars in millions)	2016	2015
Investment management, property services and research fees	$59.4	$69.3
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation(1)	36.9	75.0
Kennedy Wilson's share of fees in unconsolidated service businesses	12.6	13.9
Adjusted Fees(2)	$108.9	$158.2
(1) The years ended December 31, 2016 and 2015 include $23.1 million and $57.7 million, respectively, of fees recognized in net (income) loss attributable to noncontrolling interests relating to portion of fees paid by noncontrolling interest holders in KWE and equity partner investments.
(2) See Non-GAAP Measures and Certain Definitions for a definition and discussion of Adjusted Fees

Investment management and real estate services fees were $59.4 million during the year ended December 31, 2016 as compared to $69.3 million for 2015 mainly due to lower performance fees earned during 2016.
Fees earned from investments that were eliminated in consolidation totaled $36.9 million compared to $75.0 million for 2015. The decrease is primarily due to the Company not recognizing any performance fees on its external management of KWE in 2016 compared to $43.7 million ($36.1 million of which was allocated to noncontrolling interest holders) of such fees being earned in the prior period. In accordance with U.S. GAAP, these fees were excluded from total fees of $59.4 million and $69.3 million, respectively.

The table below shows Adjusted Fees from investment management and real estate related services for the year ended December 31, 2016 and 2015:

	Year Ended
(dollars in millions)	December 31,
Fee Description	2016	2015
Property Services and Research	$47.7	$48.5
Investment Management - Base	41.1	44.0
Investment Management - Performance	19.8	62.5
Investment Management - Acquisition / Disposition	0.3	3.2
Investment Management - Total	61.2	109.7
Total Adjusted Fees(1)	$108.9	$158.2
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Fees.

Investment management

Investment management generated adjusted fees of $61.2 million during the year ended December 31, 2016 as compared to $109.7 million for 2015. The decrease is primarily attributable to $43.7 million of accrued performance fee related to our management of KWE in 2015. No such accrual has been made through December 31, 2016. The prior period also had disposition fees associated with the sale of our Japanese multifamily portfolio with no comparable activity in 2016. Base management fees decreased in the current year due to the Company recognizing fees associated with a loan pool in the prior period that was fully resolved at December 31, 2015. However, this was partially offset during the year ended December 31, 2016 by performance fees earned on the sale of an Irish office building and a multifamily property in the Western U.S. and accrued performance fees relating to KW Fund V.
Real estate related services
Real estate related services fees decreased to $47.7 million during the year ended December 31, 2016 as compared to $48.5 million for 2015 due to lower fees earned on the Company's loan servicing platform in Spain.
Operating Expenses
Investments Segment Operating Expenses
Operating expenses for the year ended December 31, 2016 increased to $543.4 million compared to $449.6 million for 2015. The increase is primarily attributable to the following:
Rental operating expenses increased by $27.4 million, hotel operating expenses increased by $6.4 million and depreciation and amortization increased by $31.9 million due to increased acquisitions.
Compensation and related expenses increased by $5.2 million due to higher headcount.
Investment Management and Services Segment Operating Expenses
Operating expenses for the year ended December 31, 2016 were $54.9 million as compared to $69.7 million for 2015. The decrease is primarily attributable to lower adjusted fees and lower discretionary compensation driven by the lack of a performance fee earned on KWE in 2016.
Corporate Operating Expenses
Operating expenses for the year ended December 31, 2016 were approximately $93.6 million as compared to $53.4 million for 2015. Compensation and related expenses increased by $39.8 million primarily due higher stock compensation and an increase in discretionary compensation. The increase in stock compensation in 2016 is mainly due to $26.5 million or 60% of the expense of the restricted stock that was granted in 2012 under our Amended and Restated 2009 Equity Participation Plan being incurred during April 2016 to March 2017 due to the cliff vesting that is scheduled to occur in 2017. A portion of the increase was also attributed to the restricted stock that was granted during the fourth quarter of 2015 and during 2016.
Income from Unconsolidated Investments
Investments Segment Income from Unconsolidated Investments
During the year ended December 31, 2016, income from unconsolidated investments was $122.8 million as compared to $93.6 million for 2015. Five multifamily properties were sold in the Western U.S. which attributed to the increase in income as compared to the prior period. Upon sale, the Company recognized gains of $59.0 million (excluding $2.4 million of promoted interest recognized in investment management fees). In addition to sales discussed above the Company recognized $24.3 million of fair value gains on its VHH portfolio due to resyndications and development fees. See footnote 5 in the Company's financial statements for further explanation. It also recognized $6.1 million from operating distributions made by VHH during the year. The Company recognized a $19.5 million fair value gain on its investment in the iconic Kona Village Resort ("Kona Village") in Kona, Hawaii, primarily relating to future insurance proceeds it obtained rights to after converting its loan on the project into real estate.
In 2015 the Company recognized $34.9 million of fair value gains during the year relating to improved market conditions in VHH, entitlements achieved on development projects, commencing sales process on a condo project as well as improved property performance in investments held within fund investments carried at fair value. In addition to fair value gains, the Company has recognized $7.3 million in equity income related to operating distributions from VHH during the year. The prior period income primarily related to the recognition of $46.6 million in gains on the sale of four multifamily properties and an office building all in the Western United States.
Services Segment Income from Unconsolidated Investments
Services segment income from unconsolidated investments relates to the Company's acquired interest in a loan servicing platform in Spain with approximately €23.0 billion of assets under management. During the year ended December 31, 2016, income from unconsolidated investments was $3.8 million compared to $3.8 million in 2015.
Non-operating Items

Gains on sale of real estate were $130.7 million for the year ended December 31, 2016 compared to $72.4 million in the prior period. The gain recognized during the year ended December 31, 2016 relates primarily to the sale of a commercial property in the United Kingdom, a commercial property in Ireland, an office building in North Hollywood, CA, the sale of an equity interest in Kona Village and sales by KWE of non-core assets out of its United Kingdom commercial properties and an office building in central district Dublin. During the prior period, KW Group sold the majority of its investment in its Japanese multifamily portfolio, which resulted in a gain of $33.5 million before noncontrolling interest and KWE sold non-core assets out of its United Kingdom commercial properties during the year, which resulted in a gain of $38.9 million before noncontrolling interest. These gains are presented net as a component of non-operating income (expense) as the properties were treated as businesses at acquisition.
Acquisition-related gains were $16.2 million for the year ended December 31, 2016 as compared to $108.1 million for 2015. The acquisition-related gains during the year ended December 31, 2016 were due to the Company acquiring additional equity interest in a retail center in the Western United States that was previously accounted for as an unconsolidated investment. The Company acquired additional equity interests and took control of Kona Village that was previously accounted for as an unconsolidated investment. Subsequently after taking control the Company sold a 50% interest to a strategic partner and accounted for Kona Village as an unconsolidated investment at year end.
In 2015, the Company acquired additional equity interests in multifamily and commercial properties located in Western United States that were previously accounted for as unconsolidated investments. KW Group also converted two notes secured by three commercial buildings located in Dublin, Ireland and a note secured by a multifamily property in London into a direct 100% ownership interest in the property. As a result of acquiring control of the properties, the assets and liabilities were consolidated in KW Group's financial statements at fair value which resulted in an acquisition-related gains primarily by the remeasurement of the previously owned interest to current market values.
Acquisition-related expenses were $9.5 million for the year ended December 31, 2016 compared to $37.3 million during 2015. The acquisition related expenses primarily relate to professional fees and the payment of stamp duty taxes in the United Kingdom and Ireland. The decrease year over year is due to lower acquisition activity at KWE.

Interest expense associated with corporate debt was $54.2 million for the year ended December 31, 2016 as compared to $46.9 million for 2015. During the third quarter of 2016, KW Group issued an additional $250.0 million of 5.875% senior unsecured notes due 2024 which resulted in the higher interest expense. In addition, our line of credit was utilized for a longer period as compared to 2015 which led to increased interest expense.
Interest expense associated with investment debt was $137.4 million for the year ended December 31, 2016 as compared to $108.8 million for 2015. The increase is due to the acquisitions and consolidations that occurred in the second half of 2015 and refinancings were the Company was able to increase its leverage on properties.

Other income was $6.6 million for the year ended December 31, 2016 as compared to a loss of $2.5 million for 2015. The increase is due to higher realized gains on foreign currency derivative investments that were not designated as net investment hedges.

Provision for income taxes was $14.0 million in 2016 as compared to a provision for income taxes of $53.4 million in 2015. The decrease is primarily due to lower U.S. pre-tax book income which is taxed at a higher statutory rate. We also released a valuation allowance as new evidence indicated that it is now more likely than not that certain net operating losses in the United Kingdom will be realized. During 2015, a significant tax expense was recorded due to taxable gain on the disposition of our Japanese multifamily portfolio   The Company had $109.4 million and $108.4 million of federal and state net operating losses as of December 31, 2016, respectively.
      We had net income of $70.9 million attributable to noncontrolling interests during the year ended December 31, 2016 compared to net loss of $15.7 million attributable to noncontrolling interests during 2015. The increase during the current period is due to gains on sales of properties, lower acquisition related expenses and the lack of performance fee earned by Kennedy Wilson and paid by KWE on the Company's investment in KWE. Fees on KWE are eliminated in revenues and operating expenses but the Company recognizes the amount of the fee that is allocated to noncontrolling interest holders through net income/loss attributable to noncontrolling interests.

Preferred dividends and accretion of preferred stock issue costs were $2.8 million for the year ended December 31, 2016 as compared to $3.6 million for 2015. The decrease in the current period is due to Series A shares being outstanding for one quarter last period. The Series B shares converted at the end of the current period, and as of December 31, 2016 the Company has no preferred stock outstanding.
Other Comprehensive Income

The two major components that drive the change in other comprehensive loss are the change in foreign currency rates and the gains or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section below for the Company's risks relating to foreign currency and its hedging strategy.

(Dollars in millions)	Year Ended December 31,
	2016	2015
Unrealized foreign currency translation loss, net of noncontrolling interests and tax	$(32.5)	$(46.3)
Amounts reclassified out of accumulated other comprehensive income during the period	3.4	9.7
Unrealized foreign currency derivative contract gains, net of noncontrolling interests and tax	5.5	17.0
Unrealized losses on marketable securities, net of noncontrolling interests and tax	0.1	0.1
Other comprehensive loss	$(23.5)	$(19.5)
In addition to the amounts above there was a loss of $1.1 million and $18.9 million for the year ended December 31, 2016 and 2015 that was recorded in the consolidated statement of operations relating to amounts that were reclassified out of other comprehensive income relating to properties that were sold and foreign currency derivative investments that were not designated as net investment hedges. The total impact to Kennedy Wilson's shareholders equity was a loss of $24.6 million and $38.4 million for the year ended December 31, 2016 and 2015.
The main currencies that the Company has exposure to are the euro, pound sterling and the yen. The table below represents the change in rates over the year ended December 31, 2016 and 2015 as compared to the U.S. Dollar:

	Year Ended December 31,
	2016	2015
Euro	(3.0)%	(10.0)%
GBP	(16.0)%	(5.0)%
Yen	—%	—%
Other compressive loss, net of taxes and noncontrolling interests, for the year ended December 31, 2016 and 2015 was $23.5 million and $19.5 million, respectively.
The unrealized foreign currency translation loss, net of taxes and non-controlling interests, was a loss of $32.5 million and $46.3 million for the year ended December 31, 2016 and 2015, respectively. The losses relating to unrealized foreign currency translation decreased during the current period as we incurred losses on the pound sterling and the Euro, primarily as a result of the Brexit vote.
The unrealized foreign currency derivative contract gain, net of taxes and non-controlling interests, was a gain of $5.5 million and $17.0 million for the year ended December 31, 2016 and 2015, respectively. The Company typically hedges 50%-100% of its net investments in certain non-U.S. operations through use of currency derivative contracts, such as foreign currency forward contracts and options. The gain in the current year primarily relates to the strengthening of the dollar against the GBP related the Company's stock investment in KWE which was offset by our share of the decreased value of derivative contracts at KWE (due to the strengthening of the euro against the British pound sterling) from hedges on its Euro denominated assets. The prior period gains relate to the strengthening of the U.S. Dollar in relation to all the foreign currencies the Company invests in.
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
KW Group Consolidated Financial Results: Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Adjusted EBITDA was $371.2 million, a 17% increase from $317.8 million for 2014, due to gains on asset sales and strong same property performance and the additional net operating income from assets acquired subsequent to the prior period. For same property multifamily units, total revenues increased 8%, net operating income increased 11% and occupancy remained at 95% compared to 2014. For same property commercial real estate, total revenues increased 2%, net operating income increased 3% and occupancy increased 3% to 90% compared to 2014.
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

	Year Ended December 31, 2015
	Investments		IMRES		Total
Revenues	$(10.7)	(2)%	$(0.1)	—%	$(10.8)	(2)%
Net Income	1.6	2%	0.4	1%	2.0	3%
Adjusted EBITDA	(2.0)	(1)%	(2.0)	(1)%	(4.0)	(2)%
Revenues
Investments Segment Revenues
Rental income was $404.8 million for the year ended December 31, 2015 as compared to $206.9 million for 2014. The $197.9 million increase is primarily due to new acquisitions and consolidations in 2015 and the latter half of 2014. KW Group increased rental income 10% on 5,296 same-store multifamily units in its consolidated portfolio and 4% on 2.2 million same-store square feet on its consolidated commercial properties.
Hotel income was $106.4 million for the year ended December 31, 2015 as compared to $63.3 million for 2014. The $43.1 million increase is primarily due to the acquisition of three hotels in Europe subsequent to the second quarter of 2014. In addition to a full years' worth of results in current period the hotels have benefited from higher average room rates due to asset management efforts and the hosting of the British Open adjacent to one of KW Group's hotels.
    During the year ended December 31, 2015, we sold one condominium unit generating $3.7 million of proceeds. During the year ended December 31, 2014, we sold ten units for proceeds of $28.4 million.
Loan and other income was $19.5 million for the year ended December 31, 2015 as compared to $17.4 million for 2014. The increase in income was mainly due to the interest earned on notes KWE acquired in the second and third quarter of 2014.
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

•	brokerage services, including innovative marketing programs tailored to client objectives for all types of investment grade and income producing real estate.

The following table shows Adjusted Fees for the year December 31, 2015 and 2014:

	Year Ended
	December 31,
	2015	2014
Investment management, property services and research fees	$69.3	$82.6
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation(1)	75.0	21.6
Kennedy Wilson's share of fees in unconsolidated service businesses	13.9	16.8
Adjusted Fees(2)	$158.2	$121.0
(1) The year ended December 31, 2015 and 2014 includes $57.7 million and $14.3 million of fees recognized in net (income) loss attributable to noncontrolling interests relating to portion of fees paid by noncontrolling interest holders in KWE and equity partner investments.
(2) See Non-GAAP Measures and Certain Definitions for a definition and discussion of Adjusted Fees

Investment management and real estate services fees were $69.3 million during the year ended December 31, 2015 as compared to $82.6 million for 2014.
Fees earned from investments that were eliminated in consolidation totaled $75.0 million compared to $21.6 million for 2014. The increase is primarily due to fees earned with respect to performance fees on Kennedy Wilson's external management of KWE. In accordance with U.S. GAAP, these fees were excluded from total fees of $69.3 million and $82.6 million, respectively.
The table below shows Adjusted Fees from investment management and real estate related services for the year ended December 31, 2015 and 2014:

	Year Ended
	December 31,
Fee Description	2015	2014
Property Services and Research	$48.5	$47.8
Investment Management - Base	44.0	32.6
Investment Management - Performance	62.5	39.7
Investment Management - Acquisition / Disposition	3.2	0.9
Investment Management - Total	109.7	73.2
Total Adjusted Fees(1)	$158.2	$121.0
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Fees.
Investment management
Investment management generated adjusted fees of $61.2 million during the year ended December 31, 2015 as compared to $109.7 million for 2014. The increase is primarily attributable to $43.7 million of accrued performance fee related to our management of KWE in 2015. No such accrual was made during 2014. During the year ended December 31, 2014 the Company recognized fees associated with the sale of a portfolio of commercial properties located primarily in Dublin, Ireland.
Property Services and Research
Property services and research fees increased to $48.5 million during the year ended December 31, 2015 as compared to $47.8 million for 2014 due to increased brokerage service fees.
Operating Expenses
Investments Segment Operating Expenses
Operating expenses for the year ended December 31, 2015 increased to $449.6 million compared to $306.1 million for 2014. The increase is primarily attributable to the following:
Rental operating expenses increased by $48.7 million, hotel operating expenses increased by $32.8 million and depreciation and amortization increased by $61.8 million due to acquisitions and consolidations during 2014 and the launch of KWE in February of 2014.
Compensation and related expenses increased by $14.5 million due to higher headcount and an increase in the compensation accrual.
During the year ended December 31, 2015 we sold 1 condominium unit which resulted in $2.6 million of sale-related costs. During the year ended December 31, 2014, we sold 10 condominium units which resulted in $20.7 million of sale-related costs.
Services Segment Operating Expenses
Operating expenses for the year ended December 31, 2015 were approximately $69.7 million as compared to $61.1 million for 2014. The increase is attributable to the following:
The increase is primarily attributable to a $9.8 million increase in compensation and related expenses which was mostly due to an increase in the compensation accrual during the year. This was offset by a decrease in legal costs in our European operation.
Corporate Operating Expenses
Operating expenses for the year ended December 31, 2015 were approximately $53.4 million as compared to $35.8 million for 2014. Compensation and related expenses increased by $17.6 million primarily due to share-based compensation expense associated with additional grants and an increase in the compensation accrual.

Income from Unconsolidated Investments
Investments Segment Income from Unconsolidated Investments
During the year ended December 31, 2015, income from unconsolidated investments (which includes both joint-venture investments and loan pool participations) was $93.6 million as compared to $48.3 million for 2014. The Company recognized $46.6 million in gains on the sale of four multifamily properties and an office building all in the Western United States. The increase is also due to $34.9 million of fair value gains during the year relating to improved market conditions in VHH, entitlements achieved on development projects, commencing sales process on a condo project as well as improved property performance in investments held within fund investments carried at fair value. In addition to fair value gains, the Company has recognized $7.3 million in equity income related to operating distributions from VHH during the year.
Services Segment Income from Unconsolidated Investments
Services segment income from unconsolidated investments relates to the Company's acquired interest in a loan servicing platform in Spain with approximately €23.0 billion of assets under management. During the year ended December 31, 2015, income from unconsolidated investments was $3.8 million compared to $5.9 million in 2014. The decrease in income during the year ended December 31, 2015 related to higher overhead and operational costs.
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
Acquisition-related gains were $108.1 million for the year ended December 31, 2015 as compared to $218.1 million for 2014. The acquisition-related gains during the year ended December 31, 2015 were due to the Company acquiring additional equity interests in multifamily and commercial properties located in Western United States that were previously accounted for as unconsolidated investments. KW Group also converted two notes secured by three commercial buildings located in Dublin, Ireland and a note secured by a multifamily property in London into a direct 100% ownership interest in the property. As a result of acquiring control of the properties, the assets and liabilities were consolidated in KW Group's financial statements at fair value which resulted in an acquisition-related gains primarily by the remeasurement of the previously owned interest to current market values.
In 2014, the Company and one of its equity partners amended existing operating agreements, which the Company had an approximate 50% ownership, governing six separate joint ventures that hold real estate-related investments located in the U.K. and Ireland. The Company and one of its equity partners also amended an existing operating agreement governing 50 multifamily buildings in and around Tokyo, Japan comprising approximately 2,400 units. (as mentioned above, the Company subsequently sold the majority of its investment in this portfolio) The Company has an approximate 41% ownership interest in these investments. These joint ventures were previously accounted for by the Company on an equity method basis. As a result of gaining control, the Company was required to consolidate the assets and liabilities of these properties at fair value. As the fair value of our interests in these properties were in excess of the carrying value, we recorded acquisition-related gains of $150.8 million of which $63.1 million was allocated to noncontrolling interest partners.
In addition, in 2014, we foreclosed on a 133,000 square foot retail center and an adjacent 2.4-acre vacant lot in Van Nuys, California and converted a note secured by the landmark Shelbourne Hotel located in Dublin, Ireland into a direct 100% ownership interest in the property. As a result of taking title to the properties, the assets and liabilities were consolidated in KW Group's financial statements at fair value and an acquisition-related gain of $3.7 million was recognized. KWE also acquired the subordinated notes on 20 commercial properties located throughout England and Scotland during the prior period and used its position as a debt holder to secure the acquisition of the underlying properties. KW Group recognized an acquisition-related gain of $15.2 million on the transaction due to its ability to acquire the underlying real estate at a discount to its fair value.
Acquisition-related expenses were $37.3 million for the year ended December 31, 2015 compared to $19.7 million during 2014. The increase year over year is due to stamp duty expenses related to acquisitions by KWE during the first half of 2015.
Interest expense associated with corporate debt was $46.9 million for the year ended December 31, 2015 as compared to $57.1 million for 2014. The decrease in corporate interest expense is attributable to the interest savings related to the refinancing of $350.0 million of 8.75% senior notes due 2019 with $350.0 million of 5.875% senior notes due 2024, which occurred during the fourth quarter of 2014.
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
Interest expense associated with investment debt was $108.8 million for the year ended December 31, 2015 as compared to $46.3 million for 2014. The increase is due to the acquisitions and consolidations that occurred in the second half of 2014 and during 2015.
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
We had a net loss of $15.7 million attributable to noncontrolling interests during the year ended December 31, 2015 compared to net income of $68.2 million attributable to noncontrolling interests during the prior period. The prior period consolidations had higher noncontrolling interest ownerships, which resulted in greater gains being allocated from the Company.
Other Comprehensive Income

(Dollars in millions)	Year Ended December 31,
	2015	2014
Unrealized foreign currency translation loss, net of noncontrolling interests and tax	$(46.3)	$(46.4)
Amounts reclassified out of accumulated other comprehensive income during the period	9.7	(7.1)
Unrealized foreign currency derivative contract gains, net of noncontrolling interests and tax	17.0	16.3
Unrealized losses on marketable securities, net of noncontrolling interests tax	0.1	(0.2)
Other comprehensive loss	$(19.5)	$(37.4)
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
The unrealized foreign currency translation loss, net of taxes and non-controlling interests, was $46.3 million and $46.4 million for the year ended December 31, 2015 and 2014, respectively. In addition, KW Group had a large increase in the amount of assets denominated in foreign currencies due to the launch of KWE in February of 2014.
The unrealized foreign currency derivative contract gain, net of taxes and non-controlling interests, was a gain of $17.0 million and $16.3 million for the year ended December 31, 2015 and 2014, respectively. The Company typically hedges 50%-100% of its net investments in certain non-U.S. operations through use of currency derivative contracts, such as foreign currency forward contracts and options. As the total amount of assets denominated in foreign currencies has grown due to KW Group's expansion in Europe, we have also increased the amount of corresponding foreign currency derivative contracts.

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
Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, dividend payments to our shareholders, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through our existing cash and cash equivalents plus capital generated from our IMRES business, sales of real estate, collections from loans and loan pools, as well as availability on our current revolving lines of credit (which was undrawn as of December 31, 2016). As of December 31, 2016, we and our consolidated subsidiaries (including KWE) had approximately $1.6 billion of potential liquidity, which includes approximately $752.7 million of availability under lines of credit and $886.0 million of cash for KWH and KWE, collectively.
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
Development and redevelopment
Kennedy Wilson has a number of development, redevelopment and entitlement projects that are underway or in the planning stages.  These initiatives may ultimately result in 1,849 multifamily units, 542,000 commercial rentable square feet, and 525 residential units, along with substantial upgrades to certain multifamily and commercial properties and hotels (figures exclude similar projects owned by KWE). If these projects were brought to completion the estimated remaining capital would be approximately $1.3 billion which we expect would be funded through our existing equity, third party equity, project sales and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. As of December 31, 2016, we expect to invest $216.3 million in cash commitments to develop to completion or complete the entitlement process on these projects. These figures are budgeted costs and are subject to change. We and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process.  In many cases, we allocated little to no basis to the land that was acquired in conjunction with nearby income producing properties.
We are currently developing “Capital Dock,” a prime waterfront 690,000 square feet commercial and multifamily development located in Dublin, Ireland.  The development is currently being funded with equity from us and our equity partners.   We hold a 42.5% interest in the development and as of December 31, 2016, we have invested $47.0 million of equity in the project. Additionally, during the year ended December 31, 2016, we contributed a total of $25.7 million to the project.  We currently expect to complete the development by 2019 with additional equity from us of approximately $60.0 million.  This is a budgeted figure, however, and is subject to change (increase or decrease) due to a number of factors, including: (i) we are developing this project under a construction management contract with the general contractor and therefore could be called upon to contribute additional capital in the event that actual costs exceed budgeted costs (currently, approximately 80% of the budgeted costs have been fixed under price-capped agreements between the general contractor and various subcontractors); and (ii) we and our equity partners may look to secure third-party construction financing to fund all or a portion of the construction costs.  We and our equity partners are under no obligation to complete this project, and we could decide to sell the asset before the development is complete.  In addition to Capital Dock, we are concurrently building approximately 417 multifamily units in Dublin, Ireland.
In addition to Capital Dock, we are starting the process of developing Kona Village Resort an iconic five-star resort in Kona, Hawaii that will have 125 bungalows upon completion. We anticipate on completing this project in 2020 and currently believe the total cost of construction will be approximately $150 million with the Company's share being $55.0 million. This is a budgeted figure, however, and is subject to change (increase or decrease) due to a number of factors, including but not limited to: (i) we and our equity partners may look to secure third-party construction financing to fund all or a portion of the construction costs and (ii) the actual construction costs may significantly exceed our budgeted costs. We and our equity partners are under no obligation to complete this project and we could decide to sell the asset before the development is complete.
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

Under our current joint venture strategy, we generally contribute property expertise and a fully funded initial cash contribution, with commitments to provide additional funding. Accordingly, we generally do not have significant capital commitments with unconsolidated entities. As of December 31, 2016, we have unfulfilled capital commitments totaling $24.7 million to our unconsolidated investments.
Foreign subsidiaries
We have subsidiaries in the United Kingdom, Ireland, Luxembourg, Spain and Jersey which manage our European real estate investments.  We also have subsidiaries that operate hotel businesses in Ireland and Scotland. As of December 31, 2016, two of our foreign subsidiaries have positive, accumulated earnings of $6.0 million.  U.S. domestic taxes have not been recorded in our financial statements on amounts earned by such Irish companies since it is our plan to indefinitely reinvest amounts earned by our Irish subsidiaries as we plan to indefinitely reinvest amounts earned by our foreign subsidiaries. If these earnings were repatriated to the United States, additional U.S. domestic taxes of $1.4 million would be incurred.
Cash Flows
The following table summarizes the cash provided by or used in our operating, investing and financing activities for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
(Dollars in millions)	2016	2015	2014
Net cash provided by operating activities	$102.9	$178.2	$98.1
Net cash used in investing activities	(286.7)	(1,483.6)	(2,473.2)
Net cash provided by financing activities	419.8	1,118.8	3,163.4
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions from our unconsolidated investments, revenues from our IMRES business net of operating expenses and other general and administrative costs. Substantially all of the cash flows from operations of $102.9 million, $178.2 million and $98.1 million for the year ended December 31, 2016, 2015 and 2014 respectively, were generated from net rental income received from our rental properties, operating distributions from our unconsolidated investments and fees earned on our service business. When comparing 2016 vs. 2015, while recurring revenues from our rental business continue to increase, these increases were offset in 2016 by the timing of the payments of accrued expenses and liabilities, including a tax payment in 2016 related to the 2015 sale of our Japanese multifamily portfolio, additional interest expense related to our corporate bonds, value added tax ("VAT") payments in Europe, and payment of accounts payable.
Investing
Our cash flows used in investing activities are generally comprised of cash used to fund consolidated property acquisitions, investments in unconsolidated investments, capital expenditures and purchases of loans secured by real estate. These items are offset from cash provided from investing activities for property sales on our consolidated and unconsolidated investments and distributions received from refinancings on our unconsolidated investments. Net cash used in investing activities totaled $286.7 million for the year ended December 31, 2016. During the current period KW Group had $949.6 million of purchases and additions to real estate (including $416.7 million by KWE) and $124.9 million contributions to new and existing unconsolidated investments. The cash used in the aforementioned investing activities was offset by receipt of $540.1 million, mainly from commercial property sales in Europe including $332.8 million by KWE and $80.4 million from European investments the Company made prior to KWE's formation. KW Group also collected $146.9 million on loans primarily from the sale of a portfolio of loans by KWE during the first quarter.
Net cash used in investing activities totaled $1.5 billion for the year ended December 31, 2015. KW Group spent $1.9 billion of purchases and additions to real estate (including $1.6 billion by KWE). In addition, KW Group invested $235.8 million (including $211.8 million by KWE) to fund our equity in loans secured by real estate. The investment in the loans were mainly for the acquisition of a loan portfolio secured by eight hotels across the United Kingdom and a loan secured by a residential property also in the United Kingdom. The cash used in the aforementioned investing activities was offset by receipt of $622.6 million, mainly from the sale of our Japanese multifamily portfolio and other asset sales.
Net cash used in investing activities totaled $2.5 billion for the year ended December 31, 2014. KW Group invested $2.0 billion on purchases and additions to real estate (including $1.7 billion by KWE). In addition, KW Group invested $536.8 million (including $373.2 million by KWE) to fund our equity in loans. The investment in the loans were mainly for the acquisition of notes secured by the Shelbourne Hotel in Dublin, Ireland (100% owned by KWH) and the acquisition of subordinated notes throughout Ireland and the United Kingdom by KWE. Additionally, $167.7 million of equity was invested in unconsolidated investments of which $29.2 million related to the of acquisition of a loan portfolio by KWE and $57.2 million

Financing
Our net cash related to financing activities is generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash provided by financing activities totaled $419.8 million for the year ended December 31, 2016. KW Group received proceeds of $250.0 million from the issuance of senior notes and $1.2 billion from mortgage loans to finance and refinance consolidated property acquisitions of which $636.9 million related to financings by KWE. These were offset by repayment of $608.1 million of investment debt, of which $394.0 million were related to repayments by KWE. In addition, KWE and the Company spent $196.9 million for KWE's share repurchase program and the Company's open market purchases of KWE shares. Distributions of $116.6 million to noncontrolling interest holders due mainly to asset sales also offset cash from financing. The Company also drew and repaid $125 million on its line of credit during the current year.
Net cash provided by financing activities totaled $1.1 billion for the year ended December 31, 2015. This was primarily due to net proceeds of $215.0 million received from the issuance of 8.6 million shares of common stock. In addition, the KW Group received proceeds of $2.1 billion from mortgage loans to finance and refinance consolidated property acquisitions of which $1.7 billion related to financing by KWE which included $888.3 million generated by two investment grade senior unsecured bond offerings. These were offset by repayment of $681.1 million of investment debt, of which $134.6 million were related to repayments by KWE and distributions of $239.2 million to noncontrolling interest holders mainly due to the sale of our Japanese multifamily portfolio.
Net cash provided by financing activities totaled $3.2 billion for the year ended December 31, 2014. This was primarily due to proceeds, net of issuance costs, of $1.8 billion from noncontrolling interest holders for the initial public offering of KWE, net proceeds of $190.6 million received from the issuance of 9.2 million shares of common stock primarily to institutional investors, the issuance of $650.0 million of senior notes which generated $647.2 million in proceeds, and $1.3 billion of proceeds from mortgage loans to finance and refinance consolidated property acquisitions of which $921.8 million related to financing by KWE. These were offset by repayment of $345.8 million of investment debt, of which $256.9 million were related to repayments by KWE, and the extinguishment of our junior subordinated debt of $40.0 million and the payment of cash dividends of $38.9 million to our common and preferred shareholders.

Contractual Obligations and Commercial Commitments
At December 31, 2016, KW Group's contractual cash obligations, including debt, lines of credit, and operating leases included the following:

	Payments due by period
(Dollars in millions)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations
Borrowings: (1)(4)
Investment debt(2)(4)	$3,980.1	$82.8	$990.1	$742.1	$2,165.1
Senior notes(3)(4)	955.0	—	—	—	955.0
Total borrowings	4,935.1	82.8	990.1	742.1	3,120.1
Operating leases	11.7	2.8	5.1	2.4	1.4
Total contractual cash obligations	$4,946.8	$85.6	$995.2	$744.5	$3,121.5

(1)
See Notes 8-11 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year-$186.5 million; 1-3 years-$517.9 million; 4-5 years-$290.9 million; After 5 years: $321.8 million. The interest payments on variable rate debt have been calculated at the interest rate in effect as of December 31, 2016.

(2)	Excludes $0.9 million of unamortized debt premium on investment debt.

(3)	Excludes $2.2 million of net unamortized debt discount on senior notes.

(4)	Excludes $41.2 million unamortized loan fees.

At December 31, 2016, Kennedy Wilson's share of contractual cash obligations (excluding amounts that are attributable to noncontrolling interests), including debt, lines of credit, and operating leases included the following:

	Payments due by period
(Dollars in millions)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations
Borrowings: (1)
Investment debt	$2,188.8	$78.5	$493.0	$243.3	$1,374.0
Senior notes(2)	955.0	—	—	—	955.0
Total borrowings	3,143.8	78.5	493.0	243.3	2,329.0
Operating leases	11.7	2.8	5.1	2.4	1.4
Total contractual cash obligations	$3,155.5	$81.3	$498.1	$245.7	$2,330.4

(1)	See Notes 8-11 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments.

(2)	Excludes $2.2 million of net unamortized debt discount on senior notes.

Indebtedness and Related Covenants
The following describes our corporate indebtedness and related covenants.
Senior Notes Payable
In March 2014, Kennedy-Wilson, Inc., completed a public offering of $300.0 million aggregate principal amount of 5.875% Senior Notes due 2024 (the “2024 Notes”), for approximately $290.7 million, net of discount and estimated offering expenses. The 2024 Notes were issued pursuant to an indenture dated as of March 25, 2014, by and among Kennedy-Wilson, Inc., as issuer, and Wilmington Trust National Association, as trustee, as supplemented by a supplemental indenture, dated as of March 25, 2014, by and between Kennedy-Wilson, Inc. as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantors, and Wilmington Trust National Association, as trustee (the indenture, as so supplemented, the “2024 Indenture”). The issuer's obligations under the 2024 Notes are fully and unconditionally guaranteed by Kennedy-Wilson Holdings, Inc. and the subsidiary guarantors. At any time prior to April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at the redemption price specified in the 2024 Indenture, plus accrued and unpaid interest, if any, to the redemption date. Prior to April 1, 2017, the issuer may also redeem up to 35% of the 2024 Notes from the proceeds of certain equity offerings. Interest on the 2024 Notes accrues at a rate of 5.875% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2014. The 2024 Notes will mature on April 1, 2024. In November 2014 and August 2016, we completed two additional public offerings of $350 million and $250 million, respectively, aggregate principal amounts of 5.875% Senior Notes, due 2024 (the “Additional Notes”). The Additional Notes have substantially identical terms as the 2024 Notes described above, and are treated as a single series with the 2024 Notes under such 2024 Indenture. The Additional Notes were issued and sold at a public offering prices of 100.0% of their principal amount, plus accrued interest. The amount of the 2024 Notes included in the accompanying consolidated balance sheets was $897.8 million at December 31, 2016.
In November and December 2012, Kennedy-Wilson, Inc. completed a public offering of $55.0 million aggregate principal amount of 7.750% Senior Notes due 2042 (the "2042 Notes"). The 2042 Notes were issued pursuant to an indenture dated as of November 28, 2012, by and among Kennedy-Wilson, Inc., as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantees and Wilmington Trust National Association, as trustee, as amended by various subsequent supplemental indentures. The issuer's obligations under the 2042 Notes are fully and unconditionally guaranteed by Kennedy Wilson and the subsidiary guarantors. At any time prior to December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. Interest on the 2042 Notes accrues at a rate of 7.750% per annum and is payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on March 1, 2013. The 2042 Notes will mature on December 1, 2042. The amount of the 2042 Notes included in the accompanying consolidated balance sheets was $55.0 million at December 31, 2016.
In November 2014, Kennedy Wilson extinguished its 2019 Notes with an aggregate face value of $350.0 million (and an aggregate carrying value of $353.5 million) for $380.1 million with the proceeds from the November 2014 issuance of 2024 Notes, together with cash on hand, which resulted in a $25.8 million loss on early extinguishment of corporate debt.

KWE Senior Notes Payable
In June 2015, KWE completed its inaugural bond offering ("KWE Bonds") of approximately $370.2 million (based on December 31, 2016 rates) (£300 million) in 3.95% fixed-rate senior unsecured bonds due 2022. In September 2016, KWE completed an additional bond offering of approximately $246.8 million (based on December 31, 2016 rates) (£200 million) under the same indenture as the KWE Bonds mentioned above. The KWE Bonds have a carrying value of $616.8 million at December 31, 2016. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros.
In addition, during the fourth quarter of 2015, KWE established a £2.0 billion (approximately $2.5 billion based on December 31, 2016 rates) Euro Medium Term Note Programme ("EMTN"). Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. During the fourth quarter of 2015 and second quarter of 2016, KWE drew down under its EMTN Programme, with issuances of senior unsecured notes for an aggregate principal amount of approximately $578.4 million (based on December 31, 2016 rates) (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $575.5 million have an annual fixed coupon of 3.25%, and mature in 2025.  The KWE Notes rank pari passu with the KWE Bonds, and are subject to the same restrictive covenants.
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
On December 10, 2015, Kennedy-Wilson, Inc. (the “Borrower”), a wholly-owned subsidiary of KWH entered into a $475.0 million unsecured revolving credit facility (the “KW Revolving Facility”) with a syndicate of lenders including JPMorgan Chase Bank, N.A., Deutsche Bank AG New York Branch, U.S. Bank N.A., East West Bank, Fifth Third Bank, The Governor and Company of the Bank of Ireland, Compass Bank, City National Bank, and Bank of America, N.A., as administrative agent and letter of credit issuer. Loans under the KW Revolving Facility bear interest at a rate equal to LIBOR plus 2.50% or 3.00%, depending on the consolidated leverage ratio as of the applicable measurement date, and have a maturity date of December 10, 2018. Subject to certain conditions precedent and at the Borrower’s option, the maturity date of the KW Revolving Facility may be extended by one year. As of December 31, 2016, the KW Revolving Facility was undrawn, with $475.0 million still available.
KWE Facility
In August 2014, KWE entered into a three-year unsecured floating rate revolving debt facility ("KWE Facility") with Bank of America Merrill Lynch, Deutsche Bank, and J.P. Morgan Chase of approximately $277.7 million (based on December 31, 2016 rates) (£225 million). The terms of the agreement were amended during June 2015. The KWE Facility requires KWE to maintain (i) a maximum consolidated leverage ratio (as defined in the revolving loan agreement) not to exceed 60%; (ii) a minimum fixed charge coverage ratio where consolidated EBITDA to consolidated fixed charges not to be less than 1.9 to 1.0 for the last four quarters; (iii) unencumbered assets of no less than 125% of the unsecured indebtedness (less cash & cash equivalents); and (iv) a maximum secured recourse indebtedness for consolidated secured recourse debt to not exceed 2.5% of total asset value at any time. As of December 31, 2016, the KWE Facility was undrawn, with $277.7 million (based on December 31, 2016 rates) (£225 million) still available.
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
As of December 31, 2016, the Company’s consolidated leverage ratio was 61.1%, its fixed charge coverage ratio was 2.7 to 1.00, its consolidated tangible net worth was $1,226.5 million, its adjusted secured leverage ratio was 43.3%, its secured recourse leverage ratio was 1.4%, its recourse leverage ratio was 0.83, and liquidity was $681.8 million. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
The indentures governing the 2024 Notes and 2042 Notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. As of December 31, 2016, the balance sheet leverage ratio was 0.92 to 1.00.

Off-Balance Sheet Arrangements
Guarantees
We have provided guarantees associated with loans secured by consolidated assets. At December 31, 2016, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $62.7 million at December 31, 2016. The guarantees expire through 2026 and our performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
As of December 31, 2016, we have unfulfilled capital commitments totaling $24.7 million to our unconsolidated investments. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
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
Our exposure to market risk from changing prices consists primarily of fluctuations in rental rates of commercial and residential properties, market interest rates on residential mortgages and debt obligations and real estate property values. Rental rate increases are dependent upon market conditions and the competitive environments in the respective locations of the properties. The revenues associated with the real estate services businesses are impacted by fluctuations in interest rates, lease rates, real property values and the availability of space and competition in the market place. Real estate service revenues are derived from a broad range of real estate services that are primarily transaction driven and are therefore volatile in nature and highly competitive. The revenues of the investment management operations with respect to rental properties are highly dependent upon the aggregate rents of the properties managed, which are affected by rental rates and building occupancy rates. Employee compensation is the principal cost element of investment management. To the extent that we engage in development activities, we may have exposure to changing prices in materials or cost of labor.

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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of December 31, 2016, 80% of our consolidated debt is fixed rate, 12% is floating rate with interest caps and 8% is floating rate without interest caps.

We hold variable rate debt on some of our consolidated properties that are subject to interest rate fluctuations.  In order to mitigate some of the risk associated with increasing interest rates we have purchased interest rate caps that limit the amount that interest expense can increase with rate increases.  However, some of its debt is uncapped and the mortgages that do have interest caps are subject to increased interest expense until rates hit the level of caps that have been purchased.  If there was a 100 basis point increase or decrease, we would have a $6.7 million increase in interest expense or $3.5 million in interest expense savings during 2017 of our current consolidated mortgages.  The weighted average maturity of KW Group’s variable rate mortgages is approximately 4 years as of December 31, 2016.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of December 31, 2016. The weighted average interest rate for the various assets and liabilities presented are actual as of December 31, 2016. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
	2017	2018	2019	2020	2021	Thereafter	Total	December 31, 2016
	(Dollars in millions)
Interest rate sensitive assets
Cash equivalents	$914.4	$—	$—	$—	$—	$—	$914.4	$914.4
Average interest rate	0.11%	—%	—%	—%	—%	—%	0.11%	—
Fixed rate receivables	72.9	—	4.5	—	—	—	77.4	77.4
Average interest rate (1)	3.05%	—%	5.00%	—%	—%	—%	3.76%	—
Variable rate receivables	10.3	—	—	—	—	—	10.3	10.3
Average interest rate	3.87%	—%	—%	—%	—%	—%	3.87%	—
Total	$997.6	$—	$4.5	$—	$—	$—	$1,002.1	$1,002.1
Weighted average interest rate (1)	0.18%	—%	5.00%	—%	—%	—%	0.20%
Interest rate sensitive liabilities
Variable rate borrowings	$70.1	$92.5	$470.2	$13.1	$51.5	$312.7	$1,010.1	$1,009.0
Average interest rate	2.92%	3.39%	2.17%	4.01%	3.01%	2.75%	2.58%	—
Fixed rate borrowings	—	68.6	102.6	218.3	47.4	3,488.1	3,925.0	3,964.9
Average interest rate	—%	4.15%	4.36%	3.78%	4.85%	4.18%	4.18%	—
Total	$70.1	$161.1	$572.8	$231.4	$98.9	$3,800.8	$4,935.1	$4,973.9
Weighted average interest rate	2.92%	3.71%	2.57%	3.80%	3.89%	4.06%	3.85%
(1) Interest rate sensitive assets' weighted average interest rates are exclusive of non-performing receivables

Currency Risk - Foreign Currencies
The financial statements of KW Group's subsidiaries located outside the United States are measured using the local currency as this is their functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The foreign currencies primarily include the euro and the British pound sterling. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in the consolidated statement of equity as a component of accumulated other comprehensive income. Currency translation gains and losses and currency derivative gains and losses will remain in other comprehensive income unless and until the Company substantially liquidates underlying investments.
As the total amount of assets denominated in foreign currencies has grown due to KW Group's expansion in Europe, we have also increased the amount of corresponding foreign currency derivative contracts. As of December 31, 2016, approximately 36% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes.
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
We hedge the GBP exposure related to our investment in the KWE shares as KWE’s functional currency is GBP.  However, approximately 44% of KWE investments are Euro denominated investments. KWE generally hedges its net cost basis in the Euro denominated assets. As such, to provide a more accurate picture of KW's actual GBP and euro exposure, in the table below we included KWE’s euro denominated investments in the GBP column.
If our business in Europe continues to grow, primarily due to the growth of KWE, fluctuations in the Euro and GBP foreign exchange rates will have a greater impact on our business. In order to manage the effect of these fluctuations, we typically hedge 50%-100% of foreign currency exchange rate risk associated with our net cost basis in certain non-U.S. operations through the use of currency derivative contracts such as foreign currency forward contracts and options. Our service businesses typically do not require much capital so foreign currency translation and derivative activity primarily relates to the investments segment as that has greater balance sheet exposure to foreign currency fluctuations.
We typically have not hedged the impact foreign currency fluctuations may have on our future operations or cash flows. The costs to operate these businesses, such as compensation, overhead and interest expense are incurred in local currencies. As we are not currently hedging our current operations there will be foreign currency impact on our results of operations for both the services and investment segments.
The table below shows the Company's investment account and consolidated cash position by currency as well as any hedges on those currencies as of December 31, 2016 and the impact of a 10% fluctuation in rates.

(in millions)	GBP		Euro		Total Non-USD		USD		Total
USD
Investment account(1)(2)	$535.7	26%	$213.9	10%	$749.6	36%	$1,322.8	64%	$2,072.4
Cash	1.9	—%	2.1	1%	4.0	1%	255.4	98%	259.4

Local currencies
Investment account	£434.1		€203.4
Cash	£1.5		€2.0

Hedges, net of noncontrolling interests
Notional Amount	£295.2		€130.0

Rate fluctuation impact
10% increase	$34.0		$11.6
10% decrease	$(33.8)		$(10.9)
(1) Includes cash held by consolidated investments net of noncontrolling interests
(2) Excludes hedge fair values, net of noncontrolling interest of $16.0 million and $(11.9) million on GBP and Euro, respectively.

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
Kennedy Wilson Europe Real Estate Plc (“KWE,” LSE: KWE), a Jersey investment company formed to invest in real estate and real estate-related assets in Europe, closed its initial public offering ("IPO") on the London Stock Exchange during the quarter ended March 31, 2014. KWE is externally managed by a wholly-owned subsidiary of Kennedy Wilson incorporated in Jersey pursuant to an investment management agreement.  Due to the terms provided in the investment management agreement and Kennedy Wilson's equity ownership interest in KWE, pursuant to the guidance set forth in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 810 - Consolidation (“Subtopic 810”), the Company is required to consolidate KWE’s results in its consolidated financial statements.  As of December 31, 2016, the Company invested $489.3 million and owned approximately 23.6% of KWE's total issued share capital.
Prior to KWE's formation and for investments that do not meet KWE's investment guidelines, the Company has directly invested in 17 properties and a servicing platform in Europe that have total assets of $834.4 million included in the Company's consolidated balance sheet and $269.1 million of equity as of December 31, 2016. As of December 31, 2016, the Company's weighted average ownership in these investments was 63.1%.
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
Performance fees or carried interest are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds and loan pool participations based on the cumulative performance of the fund and loan pools and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, Kennedy Wilson calculates the performance fee that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. Substantially all of the performance fees are recognized in investment management fees and substantially all of the carried interest is recognized in income from unconsolidated investments in our consolidated statements of operations. Total performances fees recognized to date through December 31, 2016 that may be reversed in future periods if there is negative fund performance totaled $27.4 million. Performance fees recognized during the years ended December 31, 2016, 2015, and 2013 were $13.0 million, $18.0 million and $8.5 million and are included in accounts receivable—related parties in the accompanying consolidated balance sheet.
KWE is externally managed by one of our wholly-owned subsidiaries (“KWE Manager”) pursuant to an investment management agreement in which Kennedy Wilson will be entitled to receive certain management and performance fees.  KWE Manager is paid an annual management fee (payable quarterly in arrears) equal to 1% of KWE’s adjusted net asset value (EPRA NAV). The management fee payable to KWE Manager is paid half in cash and half in shares of KWE. KW Manager earned $22.2 million in management fees which is eliminated in consolidation due to our consolidation of KWE.
We are also entitled to receive an annual performance fee equal to 20% of the lesser of (i) the excess of the shareholder return for the relevant year (defined as the change in KWE’s adjusted net asset value per ordinary share plus dividends paid) over a 10% annual return hurdle, and (ii) the excess of year-end adjusted net asset value per ordinary share over a “high water mark.” The performance fee is payable in shares of KWE that vest equally over a three-year period. As of December 31, 2016, no such fees have been accrued by Kennedy Wilson for the current period.
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

NONCONTROLLING INTERESTS — Noncontrolling interests are reported within equity as a separate component of Kennedy Wilson's equity in accordance with Noncontrolling Interests in Consolidated Financial Statements ASC Subtopic 810-10. Revenues, expenses, gains, losses, net income or loss, and other comprehensive income are reported in the consolidated statements of operations at the consolidated amounts and net income and comprehensive income attributable to noncontrolling interests are separately stated. Due to the launch and consolidation of KWE and the Company's 23.6% ownership there has been a large increase in noncontrolling interest during 2014. Management fees earned by KWE Manger for managing KWE are eliminated in consolidation however the amount attributable to the noncontrolling interest holders of KWE are recognized through net income (loss) attributable to noncontrolling interest holders.

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

At December 31, 2016, approximately 36% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies. Fluctuations in foreign exchanges rates may have a significant impact on the results of our operations. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. We typically hedge 50%-100% of the book equity exposure to these foreign currencies.
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
UNCONSOLIDATED INVESTMENTS — KW Group has a number of joint venture interests that were formed to acquire, manage, and/or sell real estate and invest in loan pools and discounted loan portfolios. Investments in unconsolidated investments are accounted for under the equity method of accounting as KW Group can exercise significant influence, but does not have the ability to control the unconsolidated investment. An investment in an unconsolidated investment is recorded at its initial investment and is increased or decreased by KW Group’s share of income or loss, plus additional contributions and less distributions. A decline in the value of an unconsolidated investment that is other than temporary is recognized when evidence indicates that such a decline has occurred in accordance with Equity Method Investments ASC Subtopic 323-10. As of December 31, 2016, the Company also had an investment in one joint venture which is a VIE in which the Company is not the primary beneficiary and therefore accounts for it under the equity method as well.
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

Additionally, Kennedy Wilson elected the fair value option for thirteen investments in unconsolidated investment entities. Kennedy Wilson elected to record these investments at fair value to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations.
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

Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. The model will identify the contract, identify any separate performance obligations in the contract, determine the transaction price, allocate the transaction price and recognize revenue when the performance obligation is satisfied. The new standard will apply to KW Group’s management and leasing fees (including performance fees), commissions, rental and hotel income. Management is evaluating the impact of the five step model and determined that it is not expected to have a significant impact on the financial statements. ASU 2014-09 will also impact how sales of real estate are reported, which will become subject to ASC Subtopic 610-20 Other Income- Gains and Losses from the Derecognition of Nonfinancial Assets ("Subtopic 610-20"). After review of Subtopic 610-20, management concluded that the new standard is not expected to have a significant impact on the amount, timing or classification of real estate sales in the financial statements or related disclosures based on the Company's current business mix. The new standard will replace most existing revenue recognition in GAAP when it becomes effective for the Company on January 1, 2018. The Company is planning on adopting a modified retrospective transition method when the guidance becomes effective.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis and was adopted by the KW Group on January 1, 2016.  The new standard makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. The adoption of ASU 2015-02 did not result in any changes to the Company's conclusions regarding the consolidation of investments under the new standard. The Company identified several entities, already consolidated under the previous standard but not considered VIEs, which under the new standard, are considered VIEs and will continue to be consolidated. KWE was determined to be a VIE under the new standard as were eight other less significant consolidated investments, all with the same partner and sharing similar legal structures.  However, because the Company's analysis concludes that the Company is the primary beneficiary of those entities, they continue to be consolidated.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is required to be adopted for fiscal years beginning after December 15, 2018. Because KW Group's existing operating lease commitments are not material and the accounting for leases by the lessor is substantially unchanged, the Company does not expect the ASU to have a significant impact on its results of operations or financial position.
In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. ASU 2016-07 is effective for all entities in fiscal years beginning after December 15, 2016. The Company does not expect the ASU to have a significant impact on KW Group's consolidated financial statements.
On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes seven aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes; (6) practical expedient - expected term (nonpublic only); and (7) intrinsic value (nonpublic only). ASU 2015-09 is required to be adopted for public entities for fiscal years beginning after December 15, 2016. The Company does not expect the ASU to have a significant impact on KW Group's consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses eight classification issues related to the statement of cash flows: (a) debt prepayment or debt extinguishment costs, (b) settlement of zero-coupon bonds, (c) contingent consideration payments made after a business combination (d) proceeds from the settlement of insurance claims, (e) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (f) distributions received from equity method investees, (g) beneficial interests in securitization transactions, and (h) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is required to be adopted for public entities for fiscal years beginning after December 15, 2017. The Company does not expect the ASU to have a significant impact on KW Group's consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU clarifies the definition of a business. The three elements of a business (inputs, processes, and outputs) has not changed, however, the amendment provides a framework to assist entities in evaluating whether these elements are present. The amended framework is not expected to materially impact the Company’s financial statements. However, the amendment also includes a provision that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. Therefore, Real estate acquisitions generally will no longer be considered a business and consequently not be accounted for under Topic 805. The Company has evaluated the likely impacts noting that (1) acquisition related costs will no longer be expensed as incurred and (2) regardless of the market value of a property at the acquisition date, acquisition related gains will no longer be recorded. ASU 2017-01 is required to be adopted for public entities for fiscal years beginning after December 15, 2017.

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
We have audited the accompanying consolidated balance sheets of Kennedy-Wilson Holdings, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules III and IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kennedy-Wilson Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kennedy-Wilson Holdings, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
February 27, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Kennedy-Wilson Holdings, Inc.:
We have audited Kennedy-Wilson Holdings, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kennedy-Wilson Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Kennedy-Wilson Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kennedy-Wilson Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2016, as well as schedules III and IV, and our report dated February 27, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Los Angeles, California
February 27, 2017

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Dollars in millions)

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$260.2	$182.6
Cash and cash equivalents held by consolidated investments	625.5	549.0
Accounts receivable (including $30.4 and $22.9 of related party)	71.3	54.7
Loan purchases and originations (including $0 and $40.9 of related party)	87.7	299.7
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	5,814.2	5,797.5
Unconsolidated investments (including $333.8 and $223.8 at fair value)	560.1	444.9
Other assets	240.1	267.2
Total assets (1)	$7,659.1	$7,595.6

Liabilities
Accounts payable	$11.2	$22.2
Accrued expenses and other liabilities	412.1	392.0
Investment debt	3,956.1	3,627.5
Senior notes payable	936.6	688.8
Total liabilities (1)	5,316.0	4,730.5

Equity
Cumulative preferred stock, $0.0001 par value: 1,000,000 shares authorized $1,000 per share liquidation preference; 32,550 shares of Series B preferred stock issued and outstanding as of December 31, 2015	—	—
Common Stock, 115,740,906 and 114,533,581 shares issued outstanding as of December 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	1,231.4	1,225.7
Accumulated deficit	(112.2)	(44.2)
Accumulated other comprehensive loss	(71.2)	(47.7)
Total Kennedy-Wilson Holdings, Inc. shareholders’ equity	1,048.0	1,133.8
Noncontrolling interests	1,295.1	1,731.3
Total equity	2,343.1	2,865.1
Total liabilities and equity	$7,659.1	$7,595.6

(1) The assets and liabilities as of December 31, 2016 include $4.5 billion (including cash held by consolidated investments of $0.6 billion and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $3.6 billion) and $2.7 billion (including investment debt of $2.4 billion), respectively, from consolidated variable interest entities ("VIEs"). The assets and liabilities as of December 31, 2015 include $5.0 billion (including cash held by consolidated investments of $0.5 billion and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $4.0 billion) and $2.7 billion (including investment debt of $2.4 billion), respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Dollars in millions, except per share data)

	Year ended December 31,
	2016	2015	2014
Revenue
Rental	$485.9	$404.8	$206.9
Hotel	116.2	106.4	63.3
Sale of real estate	29.3	3.7	28.4
Investment management, property services, and research fees (includes $28.9, $37.8, and $57.4 million of related party fees, respectively)	59.4	69.3	82.6
Loan purchases, loan originations, and other	12.6	19.5	17.4
Total revenue	703.4	603.7	398.6
Operating expenses
Rental operating	135.4	108.0	59.3
Hotel operating	96.3	89.9	57.1
Cost of real estate sold	22.1	2.6	20.7
Commission and marketing	8.0	7.3	5.6
Compensation and related	186.5	154.8	113.8
General and administrative	45.4	43.8	42.1
Depreciation and amortization	198.2	166.3	104.5
Total operating expenses	691.9	572.7	403.1
Income from unconsolidated investments	126.6	97.4	54.2
Operating income	138.1	128.4	49.7
Non-operating income (expense)
Gain on sale of real estate	130.7	72.4	—
Acquisition-related gains	16.2	108.1	218.1
Acquisition-related expenses	(9.5)	(37.3)	(19.7)
Interest expense - investment	(137.4)	(108.8)	(46.3)
Interest expense - corporate	(54.2)	(46.9)	(57.1)
Loss on early extinguishment of corporate debt	—	(1.0)	(27.3)
Other income (expense)	6.6	(2.5)	5.1
Income before provision for income taxes	90.5	112.4	122.5
Provision for income taxes	(14.0)	(53.4)	(32.4)
Net income	76.5	59.0	90.1
Net (income) loss attributable to the noncontrolling interests	(70.9)	15.7	(68.2)
Preferred dividends and accretion of preferred stock issuance costs	(2.8)	(3.6)	(8.1)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$2.8	$71.1	$13.8
Basic Earnings per share
Income per basic	$0.01	$0.66	$0.14
Weighted average shares outstanding for basic	109,094,530	103,261,513	89,200,855
Diluted Earnings per share
Income per diluted	$0.01	$0.66	$0.14
Weighted average shares outstanding for diluted	109,094,530	109,553,728	91,555,214
Dividends declared per common share	$0.56	$0.48	$0.36

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in millions)

	Year ended December 31,
	2016	2015	2014

Net income	$76.5	$59.0	$90.1
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	0.1	0.1	(0.2)
Unrealized foreign currency translation loss	(164.1)	(138.3)	(46.4)
Amounts reclassified out of AOCI during the period	3.4	9.7	(7.1)
Unrealized currency derivative contracts (loss) gain	(100.1)	6.3	16.3
Total other comprehensive loss for the period	(260.7)	(122.2)	(37.4)

Comprehensive (loss) income	(184.2)	(63.2)	52.7
Comprehensive loss (income) attributable to noncontrolling interests	166.3	118.4	(15.6)
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(17.9)	$55.2	$37.1

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Dollars in millions, except share amounts)

					Additional		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interests	Total
Balance at January 1, 2014	132,550	—	82,592,607	$—	$801.3	$(42.2)	$9.2	$50.6	$818.9
Issuance of shares, net	—	—	9,201,250	—	190.6	—	—	—	190.6
Shares granted	—	—	3,147,500	—	—	—	—	—	—
Exercise of Warrants into Common	—	—	1,472,146	—	—	—	—	—	—
Shares forfeited	—	—	(2,475)	—	—	—	—	—	—
Shares retired due to RSG Vesting	—	—	(319,582)	—	(8.1)	—	—	—	(8.1)
Stock based compensation	—	—	—	—	15.8	—	—	—	15.8
Other comprehensive income (loss)
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(46.7)	(94.4)	(141.1)
Unrealized foreign currency derivative contract gain, net of tax			—	—	—	—	9.5	10.6	20.1
Unrealized losses on marketable securities, net of tax	—	—	—	—	—	—	(0.2)	—	(0.2)
Preferred stock dividends	—	—	—	—	—	(8.1)	—		(8.1)
Common stock dividends	—	—	—	—	—	(33.6)	—	—	(33.6)
Net income (loss)			—	—	—	21.9	—	68.2	90.1
Consolidation of noncontrolling interests			—	—	—	—	—	291.8	291.8
Issuance of KWE shares, net			—	—	(8.3)	—	—	1,893.9	1,885.6
Acquisition of Kennedy Wilson Europe (KWE)			—	—	—	—	—	(51.1)	(51.1)
Contributions from noncontrolling interests, excluding KWE	—	—	—	—	—	—	—	30.9	30.9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(57.7)	(57.7)
Balance, December 31, 2014	132,550	—	96,091,446	—	991.3	(62.0)	(28.2)	2,142.8	3,043.9
Issuance of 8,625,000 shares, net	—	—	8,625,000	—	215.0	—	—	—	215.0
Shares forfeited	—	—	(57,148)	—	—	—	—	—	—
RSG Grants	—	—	1,754,750	—	—	—	—		—
Shares retired due to RSG Vesting	—	—	(435,415)	—	(11.4)	—	—	—	(11.4)
Conversion of preferred stock to common stock	(100,000)	—	8,554,948	—	—	—	—	—	—
Stock based compensation	—	—	—	—	30.8	—	—	—	30.8
Other comprehensive income (loss)
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(27.5)	(92.0)	(119.5)
Unrealized foreign currency derivative contract gain (loss), net of tax	—	—	—	—	—	—	8.0	(10.7)	(2.7)
Preferred stock dividends	—	—	—	—	—	(3.6)	—	—	(3.6)
Common stock dividends	—	—	—	—	—	(53.3)	—	—	(53.3)
Net income (loss)	—	—	—	—	—	74.7	—	(15.7)	59.0
Acquisition of Kennedy Wilson Europe (KWE) shares from noncontrolling interest holders	—	—	—	—	—	—	—	(68.4)	(68.4)
Contributions from noncontrolling interests, excluding KWE	—	—	—	—	—	—	—	14.5	14.5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(239.2)	(239.2)
Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Dollars in millions, except share amounts)

						Retained
					Additional	Earnings	Accumulated Other
	Preferred Stock		Common Stock		Paid-in	(Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Interests	Total
Balance, December 31, 2015	32,550	$—	114,533,581	$—	$1,225.7	$(44.2)	$(47.7)	$1,731.3	2,865.1
Shares forfeited	—	—	(31,900)			—	—	—	—
Conversion of preferred stock to common stock	(32,550)	—	3,366,973	—	—	—	—	—	—
RSG Grants	—	—	1,006,750	—	—	—	—	—	—
Shares retired due to RSG Vesting	—	—	(693,942)	—	(14.7)	—	—	—	(14.7)
Shares retired due to common stock repurchase program			(2,440,556)	—	(43.2)	(6.9)	—	—	(50.1)
Stock based compensation	—	—	—	—	65.1	—	—	—	65.1
Other comprehensive income (loss)
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(28.7)	(131.6)	(160.3)
Unrealized foreign currency derivative contract gain (loss), net of tax	—	—	—	—	—	—	5.1	(105.6)	(100.5)
Unrealized gains on marketable securities	—	—	—	—	—	—	0.1	—	0.1
Preferred stock dividends	—	—	—	—	—	(2.8)	—	—	(2.8)
Common stock dividends	—	—	—	—	—	(63.9)	—	—	(63.9)
Net income	—	—	—	—	—	5.6	—	70.9	76.5
Acquisition of Kennedy Wilson Europe (KWE) shares from noncontrolling interest holders	—	—	—	—	—	—	—	(196.9)	(196.9)
Acquisition of noncontrolling interests from consolidated entity	—	—	—	—	(1.5)			1.5	—
Contributions from noncontrolling interests, excluding KWE	—	—	—	—	—	—	—	42.1	42.1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(116.6)	(116.6)
Balance, December 31, 2016	—	$—	115,740,906	$—	$1,231.4	$(112.2)	$(71.2)	$1,295.1	$2,343.1

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$76.5	$59.0	$90.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gain from sale of real estate	(137.9)	(70.7)	(7.7)
Acquisition-related gains	(16.2)	(108.1)	(218.1)
Depreciation and amortization	198.2	166.3	104.5
Provision for deferred income taxes	8.8	24.4	28.2
Amortization of deferred loan costs	12.3	8.2	4.1
Amortization of discount and accretion of premium on issuance of the senior notes payable	(2.1)	(8.6)	(14.5)
Unrealized net (gains) losses on derivatives	(6.5)	3.4	2.3
Income from unconsolidated investments	(126.6)	(97.2)	(54.2)
Accretion of interest income on loans	(11.7)	(8.9)	(0.9)
Stock compensation expense	65.1	30.8	15.8
Operating distributions from unconsolidated investments	62.8	78.8	88.8
Operating distributions from loans	32.7	9.7	—
Change in assets and liabilities:
Accounts receivable	(22.9)	2.0	(28.6)
Other assets	(18.0)	(14.2)	(23.1)
Accrued expenses and other liabilities	(11.6)	103.3	111.4
Net cash provided by operating activities	102.9	178.2	98.1
Cash flows from investing activities:
Additions to loans	(16.1)	(235.8)	(536.8)
Collections of loans	146.9	27.8	95.9
Nonrefundable escrow deposits	—	(3.8)	(47.7)
Net proceeds from sale of real estate	540.1	622.6	24.7
Purchases of and additions to real estate	(949.6)	(1,927.6)	(1,962.2)
Investment in marketable securities	(3.2)	(5.0)	(11.5)
Proceeds from sale of marketable securities	—	6.2	8.6
Investing distributions from unconsolidated investments	89.6	180.0	111.8
Contributions to unconsolidated investments	(124.9)	(184.3)	(167.7)
Proceeds from settlement of foreign currency derivative contracts	38.6	41.5	14.4
Purchases of foreign currency derivative contracts	(8.1)	(5.2)	(2.7)
Net cash used in investing activities	(286.7)	(1,483.6)	(2,473.2)
Cash flow from financing activities:
Borrowings under senior notes payable	250.0	—	647.2
Repayment of senior notes payable	—	—	(350.0)
Repayments of junior subordinated debt	—	—	(40.0)
Borrowings under lines of credit	125.0	95.0	215.0
Repayment of lines of credit	(125.0)	(220.0)	(90.0)
Borrowings under investment debt	1,189.7	2,087.9	1,283.8
Repayment of investment debt	(608.1)	(681.1)	(345.8)
Debt issue costs	(10.8)	(21.7)	(38.7)
Issuance of common stock	—	215.0	190.6
Repurchase of common stock	(64.8)	(11.4)	(8.2)
Proceeds from the issuance of KWE shares, net	—	—	1,827.2
Dividends paid	(64.8)	(51.8)	(38.9)
Acquisition of noncontrolling interests	(196.9)	(68.4)	(51.0)
Contributions from noncontrolling interests	42.1	14.5	19.9
Distributions to noncontrolling interests	(116.6)	(239.2)	(57.7)
Net cash provided by financing activities	419.8	1,118.8	3,163.4
Effect of currency exchange rate changes on cash and cash equivalents	(81.9)	(19.5)	(28.8)
Net change in cash and cash equivalents	154.1	(206.1)	759.5
Cash and cash equivalents, beginning of year	731.6	937.7	178.2
Cash and cash equivalents, end of year	$885.7	$731.6	$937.7

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows (continued)
(Dollars in millions)

Supplemental cash flow information:

	Year ended December 31,
(Dollars in millions)	2016	2015	2014
Cash paid for:
Interest(1)	$170.7	$133.5	$98.9
Income taxes(2)	10.7	3.0	0.3
(1) $57.8 million, $38.6 million, and $18.0 million attributable to noncontrolling interests for the years ended December 31, 2016, 2015, and 2014.
(2) $8.5 million, $2.5 million, $0.0 million attributable to noncontrolling interests for the years ended December 31, 2016, 2015, and 2014.

Supplemental disclosure of non-cash investing and financing activities:

The Series B Preferred Stock converted into 3,366,973 common shares on December 28, 2016 at a price of $9.67 per share. The Company paid $0.7 million of dividends at conversion for dividends that would have been accrued up to the mandatory conversion date. On May 19, 2015, all 100,000 outstanding shares of the Series A Preferred Stock were mandatorily converted into an aggregate of 8,554,948 shares of the Company’s common stock, $0.0001 par value per share, based on a conversion price of approximately $11.69 per share of Common Stock.

During the year ended December 31, 2016, the Company acquired additional equity interests in Kona Village and a retail property in the Western United States that were previously unconsolidated. Subsequent to gaining control and consolidating Kona Village, Kennedy Wilson sold a 50% equity interest to a strategic partner, resulting in shared control, and, accordingly, the Company accounts for its investment under the equity method as of December 31, 2016.

During the year ended December 31, 2015, KWE foreclosed on four notes secured by office buildings located in Dublin, Ireland and the Company acquired additional equity interests in multifamily and commercial properties in the Western United States that were previously unconsolidated. The assets and liabilities of these properties were consolidated in KW Group's financial statements at fair value in accordance with FASB ASC Topic 805 Business Combinations. As the fair value of the KW Group's interests in these properties were in excess of their carrying value of their ownership interest, KW Group recorded acquisition-related gains of $16.2 million and $108.1 million, during the year ended December 31, 2016 and 2015, respectively. See Note 4 for more detail.

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

During 2014, Kennedy Wilson foreclosed on a 133,000 square foot retail center and an adjacent 2.4-acre vacant lot in Van Nuys, CA and on the notes secured by the Shelbourne Hotel in Dublin, Ireland. Additionally, Kennedy Wilson increased its ownership in a previously unconsolidated investment in a 750-unit Western US multifamily property from 42% to 87% and amended the existing operating agreement to gain control of the property. As a result of such foreclosure and increase in ownership, the assets and liabilities of these properties were consolidated in KW Group's financial statements at fair value under ASC Topic 805 Business Combinations, as described in note 4.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
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
Kennedy Wilson Europe Real Estate Plc (“KWE,” LSE: KWE), a Jersey investment company formed to invest in real estate and real estate-related assets in Europe, closed its initial public offering ("IPO") on the London Stock Exchange during the quarter ended March 31, 2014. KWE is externally managed by a wholly-owned subsidiary of Kennedy Wilson incorporated in Jersey pursuant to an investment management agreement.  Due to the terms provided in the investment management agreement and Kennedy Wilson's equity ownership interest in KWE, pursuant to the guidance set forth in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 810 - Consolidation (“Subtopic 810”), the Company is required to consolidate KWE’s results in its consolidated financial statements.  As of December 31, 2016, the Company has invested $489.3 million and owned approximately 23.6% of KWE's total issued share capital.
Prior to KWE's formation and for investments that do not meet KWE's investment guidelines, the Company has directly invested in 17 properties and a servicing platform in Europe that have total assets of $834.4 million included in the Company's consolidated balance sheet and $269.1 million of equity as of December 31, 2016. As of December 31, 2016, the Company's weighted average ownership in these investments was 63.1%.
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
Management fees are primarily comprised of investment management, property services, and research fees. Investment management fees are earned from limited partners of funds, co-investments, or separate accounts and are generally based on a fixed percentage of committed capital or net asset value. Property services fees are earned for managing the operations of real estate assets and are generally based on a fixed percentage of the revenues generated from the respective real estate assets. Research fees are earned from consulting arrangements. These fees are recognized as revenue ratably over the period that the respective services are performed. The Company provides investment management and property services on investments it also has an ownership interest in. Fees earned on consolidated properties are eliminated in consolidation and fees on unconsolidated investments are eliminated for the portion that relate to the Company's ownership interest. During the year ended December 31, 2016, $36.9 million were eliminated in consolidation.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

Performance fees or carried interest are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds and loan pool participations based on the cumulative performance of the fund and loan pools and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, Kennedy Wilson calculates the performance fee that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. Substantially all of the performance fees are recognized in investment management fees in our consolidated statements of operations. Total performances fees recognized to date through December 31, 2016 that may be reversed in future periods if there is negative fund performance totaled $27.4 million. Performance fees recognized during the years ended December 31, 2016, 2015, and 2014 were $13.0 million, $18.0 million and $8.5 million and the amounts that have not been received are included in accounts receivable—related parties in the accompanying consolidated balance sheet.
KWE is externally managed by one of the Company's wholly-owned subsidiaries (“KWE Manager”) pursuant to an investment management agreement in which capacity Kennedy Wilson will be entitled to receive certain management and performance fees.  KWE Manager is paid an annual management fee (payable quarterly in arrears) equal to 1% of KWE’s adjusted net asset value (EPRA NAV). The management fee payable to KWE Manager is paid half in cash and half in shares of KWE. KW Manager earned $22.2 million in management fees for the year ended December 31, 2016 which is eliminated in consolidation due to the Company's consolidation of KWE.
We are also entitled to receive an annual performance fee equal to 20% of the lesser of (i) the excess of the shareholder return for the relevant year (defined as the change in KWE’s adjusted net asset value per ordinary share plus dividends paid) over a 10% annual return hurdle, and (ii) the excess of year-end adjusted net asset value per ordinary share over a “high water mark.” The performance fee is payable in shares of KWE that vest equally over a three-year period. As of December 31, 2016, no such fees have been accrued by Kennedy Wilson for the current period.
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
December 31, 2016, 2015 and 2014

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
Additionally, Kennedy Wilson elected the fair value option for thirteen investments in unconsolidated investment entities. Due to the nature of these investments, Kennedy Wilson elected to record these investments at fair value in order to report the value in the underlying investments in the results of our current operations.
Interest income from investments in loan pools are recognized on a level yield basis under the provisions of Loans and Debt Securities Acquired with Deteriorated Credit Quality ASC Subtopic 310-30, where a level yield model is utilized to determine a yield rate which, based upon projected future cash flows, accretes interest income over the estimated holding period. In the event that the present value of those future cash flows is less than net book value, a loss would be immediately recorded. When the future cash flows of a note cannot be reasonably estimated, cash payments are applied to the cost basis of the note until it is fully recovered before any interest income is recognized.
DISTRIBUTIONS FROM UNCONSOLIDATED INVESTMENTS — The Company utilizes the "look-through" approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from unconsolidated investments' sale of assets), in which case it is reported as an investing activity.  This enables KW Group to look to the nature and source of the distribution received and classify it appropriately between operating and investing activities on the statement of cash flows based upon the source.

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

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

At December 31, 2016, approximately 36% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt and operational costs of our platforms are generally incurred in local currencies. Fluctuations in foreign exchanges rates may have a significant impact on the results of our operations. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. We typically hedge 50%-100% of the book equity exposure to these foreign currencies.
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
GOODWILL — Goodwill results from the difference between the purchase price and the fair value of net assets acquired based upon the purchase method of accounting for business combinations. In accordance with Accounting for Goodwill ASC Subtopic 350-20, goodwill is reviewed for impairment on an annual basis. The Company performs its annual review of impairment at year end and when a triggering event occurs between annual year end reviews. As a result of the evaluation performed as described above, Kennedy Wilson has determined that there was no impairment of goodwill as of December 31, 2016, 2015 and 2014.
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
ACCOUNTS RECEIVABLE — Accounts receivable are recorded at the contractual amount as determined by the underlying agreements and do not bear interest. An allowance for doubtful accounts is provided when KW Group determines there are probable credit losses in KW Group’s existing accounts receivable and is determined based on historical experience. KW Group reviews its accounts receivable for probable credit losses on a quarterly basis. As of December 31, 2016, KW Group had an immaterial allowance for doubtful accounts and during the years ended December 31, 2016 and 2015 had recorded no provision for doubtful accounts.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

CONCENTRATION OF CREDIT RISK — Financial instruments that subject KW Group to credit risk consist primarily of accounts and notes receivable, cash equivalents and derivative instruments. Credit risk is generally diversified due to the large number of entities composing KW Group’s customer base and their geographic dispersion throughout the United States, the United Kingdom, Ireland, Spain, Italy and Japan. Kennedy Wilson performs ongoing credit evaluations of its customers and debtors.
EARNINGS PER SHARE — Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed based upon the weighted average number of shares of common stock and potentially dilutive securities outstanding during the periods presented. The dilutive impact of potentially dilutive securities including convertible securities, and unvested stock which were outstanding during the period. Unvested stock are calculated by the “treasury stock” method and the convertible securities under the "if converted" method.

COMPREHENSIVE (LOSS) INCOME — Comprehensive (loss) income consists of net income (loss) and other comprehensive income (loss). In the accompanying consolidated balance sheets, accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains (losses) on available for sale securities and derivative instruments.

REPURCHASE OF EQUITY INSTRUMENTS — Upon the decision to retire repurchased equity instruments, Kennedy Wilson records the retirement as a reduction to additional paid in capital for the amount that shares were initially issued at with the excess paid going to retained earnings.
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
RECENT ACCOUNTING PRONOUNCEMENTS — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. The model will identify the contract, identify any separate performance obligations in the contract, determine the transaction price, allocate the transaction price and recognize revenue when the performance obligation is satisfied. The new standard will apply to KW Group’s management and leasing fees (including performance fees), commissions, rental and hotel income. Management is evaluating the impact of the five step model and determined that it is not expected to have a significant impact on the financial statements. ASU 2014-09 will also impact how sales of real estate are reported, which will become subject to ASC Subtopic 610-20 Other Income- Gains and Losses from the Derecognition of Nonfinancial Assets ("Subtopic 610-20"). After review of Subtopic 610-20, management concluded that the new standard is not expected to have a significant impact on the amount, timing or classification of real estate sales in the financial statements or related disclosures based on the Company's current business mix. The new standard will replace most existing revenue recognition in GAAP when it becomes effective for the Company on January 1, 2018. The Company is planning on adopting a modified retrospective transition method when the guidance becomes effective.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis and was adopted by the KW Group on January 1, 2016.  The new standard makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. The adoption of ASU 2015-02 did not result in any changes to the Company's conclusions regarding the consolidation of investments under the new standard. The Company identified several entities, already consolidated under the previous standard but not considered VIEs, which under the new standard, are considered VIEs and will continue to be consolidated. KWE was determined to be a VIE under the new standard as were eight other less significant consolidated investments, all with the same partner and sharing similar legal structures.  However, because the Company's analysis concludes that the Company is the primary beneficiary of those entities, they continue to be consolidated.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is required to be adopted for fiscal years beginning after December 15, 2018. Because KW Group's existing operating lease commitments are not material and the accounting for leases by the lessor is substantially unchanged, the Company does not expect the ASU to have a significant impact on its results of operations or financial position.
In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. ASU 2016-07 is effective for all entities in fiscal years beginning after December 15, 2016. The Company does not expect the ASU to have a significant impact on KW Group's consolidated financial statements.
On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes seven aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes; (6) practical expedient - expected term (nonpublic only); and (7) intrinsic value (nonpublic only). ASU 2015-09 is required to be adopted for public entities for fiscal years beginning after December 15, 2016. The adoption of this standard will not have a material impact on the consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses eight classification issues related to the statement of cash flows: (a) debt prepayment or debt extinguishment costs, (b) settlement of zero-coupon bonds, (c) contingent consideration payments made after a business combination (d) proceeds from the settlement of insurance claims, (e) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (f) distributions received from equity method investees, (g) beneficial interests in securitization transactions, and (h) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is required to be adopted for public entities for fiscal years beginning after December 15, 2017. The Company does not expect the ASU to have a significant impact on KW Group's consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU clarifies the definition of a business. The three elements of a business (inputs, processes, and outputs) has not changed, however, the amendment provides a framework to assist entities in evaluating whether these elements are present. The amended framework is not expected to materially impact the Company’s financial statements. However, the amendment also includes a provision that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. Therefore, Real estate acquisitions generally will no longer be considered a business and consequently not be accounted for under Topic 805. The Company has

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

evaluated the likely impacts noting that (1) acquisition related costs will no longer be expensed as incurred and (2) regardless of the market value of a property at the acquisition date, acquisition related gains will no longer be recorded. ASU 2017-01 is required to be adopted for public entities for fiscal years beginning after December 15, 2017.
RECLASSIFICATIONS — Certain balances included in prior years' financial statements have been reclassified to conform with the current year's presentation.

NOTE 3—LOAN PURCHASES AND ORIGINATIONS
KW Group's investment in loan purchases and originations was $87.7 million and $299.7 million at December 31, 2016 and December 31, 2015, respectively.
During the year ended December 31, 2016, KWH originated a loan secured by a beach-front hotel located in Waimea, Hawaii for $4.5 million. A loan of approximately $4.9 million secured by a Class A office building in Burbank, CA was collected in full.
During the year ended December 31, 2016, KWE sold a tranche of five loans secured by five assets in the United Kingdom, which had a carrying value of $138.5 million, and recognized a gain of $6.9 million. Additionally, KWE received $25.4 million of distributions related to its eight loans secured by eight hotels located throughout the United Kingdom.
During the year ended December 31, 2015, KWH fully resolved two loans for $8.7 million.
During the year ended December 31, 2015, KWE converted loans into 100% direct ownership interests in an office building in Dublin, Ireland and a retail center located in Cavan, Ireland that had carrying values of $53.0 million and $11.7 million, respectively. Additionally, during the second quarter of 2015, KWE acquired a nonperforming loan secured by a residential property in London, England, for $108.4 million which was then converted to real estate in the fourth quarter of 2015.
Kona Village
During the year ended December 31, 2015, KWH originated a loan to an existing joint venture for $38.7 million. With the loan, the joint venture purchased a note (the "Note") secured by the iconic Kona Village Resort ("Kona Village") in Kona, Hawaii for the same $38.7 million. During the year ended December 31, 2016, the Note was converted to real estate. The Note had a carrying value of $46.3 million at the time of conversion. Subsequent to conversion, Kennedy Wilson purchased the equity partners' interests and consolidated the investment. Subsequent to consolidating the investment, Kennedy Wilson sold a 50% equity interest in Kona Village to a strategic partner, resulting in shared control, and, accordingly, the Company accounts for its investment under the equity method as of December 31, 2016. Kona Village is currently in the re-development stage.
Interest Income from Notes Receivable
KW Group recognized interest income on loans of $12.6 million, $19.5 million, and $17.4 million during the years ended December 31, 2016, 2015, and 2014.

NOTE 4—REAL ESTATE AND ACQUIRED IN PLACE LEASE VALUE
The following table summarizes the Company's investment in consolidated real estate properties at December 31, 2016 and 2015:

	December 31,
(Dollars in millions)	2016	2015
Land	$1,383.2	$1,471.5
Buildings	4,048.7	3,905.5
Building improvements	373.5	247.2
Acquired in place lease values	383.1	421.8
	6,188.5	6,046.0
Less accumulated depreciation and amortization	(374.3)	(248.5)
Real estate and acquired in place lease values, net of depreciation and amortization	$5,814.2	$5,797.5

Real property, including land, buildings, and building improvements, are included in real estate and are generally stated at cost.  Buildings and building improvements are depreciated on the straight-line method over their estimated lives not to exceed

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

40 years. Acquired in-place lease values are recorded at their estimated fair value and depreciated over their respective weighted-average lease term which was 10.5 years at December 31, 2016.

Depreciation and amortization expense on buildings, building improvements and acquired in place lease values for the years ended December 31, 2016, 2015 and 2014 was $181.6 million, $157.3 million and $100.1 million, respectively.

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

During the year ended December 31, 2016, KW Group acquired the following consolidated properties:

(Dollars in millions)		Preliminary Purchase Price Allocation at Acquisition(1)
Location	Description	Land	Building	Acquired in place lease values(2)	Investment debt	NCI(3)	KWH Shareholders' Equity
Western U.S.	Three retail centers, six multifamily and two residential properties(5)	$124.6	$360.2	$8.7	$295.8	$2.0	$195.7
United Kingdom	Portfolio of 10 office properties and two commercial property(4)	44.0	88.4	18.0	—	118.1	32.3
Ireland	Three commercial properties and one development property (4)	25.3	84.9	5.8	—	91.6	24.4
Spain	One development project and one supermarket(4)	1.9	17.1	0.3	—	15.3	4.0
		$195.8	$550.6	$32.8	$295.8	$227.0	$256.4
(1) Excludes acquisition expenses and net other assets. The purchase price allocations for properties acquired during the year ended December 31, 2016 are based on preliminary measurements of fair value that are subject to change. These allocations represent the Company's current best estimates of fair value.
(2) Includes above and below market leases in this table. Above and below market leases are part of other assets and accrued expenses and other liabilities.
(3) Noncontrolling interest amounts associated with acquisition.
(4) This portfolio of properties was directly acquired and is held by KWE. Kennedy Wilson owns approximately 23.6% of the total issued share capital of KWE as of December 31, 2016.
(5) During the year ended December 31, 2016, a property included within this group was accounted for under the equity method. KW Group purchased the equity partner interest and consolidated the property resulting in an acquisition-related gain of $8.6 million. Additionally, KW Group purchased equity partners' interests and consolidated a development project in Kona, HI that was previously accounted for as an equity method investment resulting in an acquisition related gain of $7.6 million. Subsequently, Kennedy Wilson sold an equity interest in the development project, resulting in shared control, and, accordingly, the Company accounts for its investment under the equity method.

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

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
Consolidation of previously unconsolidated investments
During the years ended December 31, 2016 and 2015, the Company purchased equity partner interests in joint ventures previously accounted for on an equity method basis, resulting in the Company gaining control of the investments and consolidation treatment pursuant to ASC 810 Consolidation.
During the year ended December 31, 2014 the Company amended the existing operating agreements governing certain investments with its equity partners thereby allowing the Company to gain control of these operating investments. These joint ventures were previously accounted for on an equity method basis due to substantive participation of the equity partners in the operational control over the real estate assets.  The operating agreements of the investments were amended and restated to give Kennedy Wilson full operational control over the real estate assets while the equity partners retained only certain protective rights. Given that Kennedy Wilson now controls the joint ventures and the ultimate real estate assets held by the joint ventures under the amended and restated operating agreements, a change to the accounting treatment of these joint ventures from the equity method to consolidated treatment pursuant to ASC 810 Consolidation was required.
As a result of gaining control, the assets and liabilities of these properties were consolidated in KW Group's financial statements at fair value in accordance with FASB ASC Topic 805 Business Combinations. As the fair value of the property was in excess of the carrying value of its ownership interest, an acquisition-related gain was recorded in the accompanying consolidated statement of operations for the years ended December 31, 2016, 2015 and 2014. See Note 6 - Fair Value Measurements for further detail of the methodology used to determine the fair value of the assets and liabilities acquired in these transactions.

Consolidations - 2016

The following table summarizes the assets and liabilities assumed as a result of gaining control of these properties and the acquisition-related gains recognized:

(Dollars in millions)
Property	Type	Location	Cash	Real estate and acquired in-place lease values	Accounts receivable and other assets	Accounts payable, accrued expenses, and other liabilities	Investment debt	Noncontrolling interests	Acquisition related gain
Development project in Hawaii	Hotel	Western US	$—	$76.3	$5.9	$1.0	$—	$—	$7.6
One retail center	Commercial	Western US	0.8	46.5	—	0.4	29.0	1.8	8.6
			$0.8	$122.8	$5.9	$1.4	$29.0	$1.8	$16.2

During the year ended December 31, 2016 KW Group purchased equity partners' interests in a development project in Kona, HI that was previously accounted for as an equity method investment resulting in acquisition related gains of $7.6 million. Subsequent to gaining control, KW Group sold a 50% equity interest in the project to a strategic partner resulting in shared control and a gain on sale of real estate of $3.8 million which is included as part of the gains on real estate table listed below. The gain on sale was based on the fact that consideration received from our new equity partner was in excess of the Company's basis in the portion of the investment it sold. The Company will act as the general partner after the sale and will manage the development of the project.

Consolidations - 2015

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

The following table summarizes the assets and liabilities assumed as a result of gaining control of these properties and the acquisition-related gains recognized:

(Dollars in millions)
Property	Type	Location	Cash	Real estate and acquired in-place lease values	Accounts receivable and other assets	Accounts payable, accrued expenses, and other liabilities	Investment debt	Noncontrolling interests	Acquisition related gain(1)
1,468 units across multiple properties	Multifamily	Western US	$2.9	$283.6	$0.8	$3.9	$166.0	$0.5	$46.5
490K sq. ft. across multiple properties	Commercial	Western US	7.8	234.7	2.5	6.0	97.9	5.0	37.9
			$10.7	$518.3	$3.3	$9.9	$263.9	$5.5	$84.4
(1) $2.3 million was allocated to noncontrolling interest for the portion the acquisition related gain that relates to our equity partners ownership in the properties.

During 2015, Kennedy Wilson bought out equity interests from equity partners in a number of joint ventures with investments based in Western United States where it acquired control of the underlying properties and consolidated real estate at fair value.

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

Loans converted to real estate
During 2015, KWE foreclosed on three office buildings in Ireland that were held in two different loans and took control of a multifamily building outside of London.
During 2014, Kennedy Wilson foreclosed on a 133,000 square foot retail center and an adjacent 2.4-acre vacant lot in Van Nuys, CA and the Shelbourne Hotel in Dublin, Ireland.
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
Gains on real estate
During the year ended December 31, 2016, KW Group recognized the following gains on sale of real estate.

(Dollars in millions)		Gain on sale of real estate
	Description	Consolidated(1)	NCI	Net of NCI
KW	One commercial property in each Japan, United Kingdom and Ireland, one commercial property, one development project, one condo unit, a vacant lot and a parcel of land in the Western U.S.	$47.9	$11.9	$36.0
KWE	42 commercial properties across the United Kingdom and Ireland	90.0	70.7	19.3
KW Group		$137.9	$82.6	$55.3
(1) Includes both the sale of real estate as a business, which is recognized through gain on sale of real estate, and the sale of real estate as assets, which is the net of sale of real estate and cost of real estate sold
During the year ended December 31, 2015, KW Group recognized the following gains on sale of real estate:

(Dollars in millions)		Gain on sale of real estate
	Description	Consolidated(1)	NCI	Net of NCI
KW	Japanese multifamily portfolio, one retail pad and one condo unit in the Western U.S.	$36.0	$12.0	$24.0
KWE	Commercial properties across the United Kingdom	37.5	31.0	6.5
KW Group		$73.5	$43.0	$30.5
(1) Includes both the sale of real estate as a business, which is recognized through gain on sale of real estate, and the sale of real estate as assets, which is the net of sale of real estate and cost of real estate sold
During the year ended December 31, 2014, KW Group recognized the following gains on sale of real estate:

(Dollars in millions)		Gain on sale of real estate
	Description	Consolidated(1)	NCI	Net of NCI
KW	One parcel of land and eleven condo units in the Western U.S.	$7.1	$3.7	$3.4
KWE	Commercial property in the United Kingdom	0.6	0.5	0.1
KW Group		$7.7	$4.2	$3.5
(1) Includes both the sale of real estate as a business, which is recognized through gain on sale of real estate, and the sale of real estate as assets, which is the net of sale of real estate and cost of real estate sold
Guarantees
Kennedy Wilson has certain guarantees associated with loans secured by consolidated assets. As of December 31, 2016, the maximum potential amount of future payments (undiscounted) Kennedy Wilson could be required to make under the guarantees

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

was approximately $62.7 million which is approximately 1% of investment level debt of Kennedy Wilson and its equity partners. The guarantees expire through 2026, and Kennedy Wilson’s performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds from the property. Based on the Company's evaluation of guarantees under FASB ASC Subtopic 460-10 Estimated Fair Value of Guarantees, the estimated fair value of guarantees made as of December 31, 2016 and December 31, 2015 were immaterial.

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

The unaudited pro forma data presented below assumes that the acquisitions during the year ended December 31, 2016 occurred as of January 1, 2015.

	Unaudited
	Year Ended December 31,
(Dollars in millions, except for per share data)	2016	2015
Pro forma revenues	$730.3	$652.5
Pro forma income from unconsolidated subsidiaries	126.5	98.2
Pro forma net (loss) income (1)	78.8	91.3
Pro forma net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders (1)	1.5	93.4
Pro forma net (loss) income per share:
Basic	$0.01	$0.90
Diluted	$0.01	$0.85
(1) Excludes nonrecurring gains of $16.2 million for the year ended December 31, 2016.

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
Joint Venture Holdings
The following table details KW Group's investments in joint ventures by investment type and geographic location as of December 31, 2016:

(Dollars in millions)	Multifamily	Commercial	Loans Secured by Real Estate	Residential and Other	Total
Western U.S.	$193.9	$66.8	$—	$263.7	$524.4
United Kingdom	—	13.8	—	—	13.8
Spain	—	—	—	15.9	15.9
Japan	6.1	—	—	—	6.1
Total	$200.0	$80.6	$—	$279.6	$560.2
The following table details our investments in joint ventures by investment type and geographic location as of December 31, 2015:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

(Dollars in millions)	Multifamily	Commercial	Loans Secured by Real Estate	Residential and Other	Total
Western U.S.	$144.8	$51.4	$12.2	$193.3	$401.7
United Kingdom	—	23.3	—	—	23.3
Spain	—	—	—	12.8	12.8
Japan	5.8	—	—	—	5.8
Total	$150.6	$74.7	$12.2	$206.1	$443.6
During the year ended December 31, 2016, multifamily investments increased due to Company and Fund investments in four new multifamily properties, which was offset by the sale of five properties. Commercial investments increased due to Company and Fund investments in three new commercial properties, which was offset by the sale of two properties, consolidation of one property to real estate, and foreign currency fluctuations in the United Kingdom. Joint venture investments in loan portfolios decreased due to loan resolutions during the year. Residential and Other investments increased due to a development project in Kona, Hawaii.
Vintage Housing Holdings ("VHH")
During the second quarter of 2015, the Company purchased a noncontrolling interest for $78.7 million in VHH, an existing venture that holds controlling interests in 30 syndicated limited partnerships ("LPs") that own multifamily properties via a traditional low-income housing tax credit ("LIHTC") structure in the Western United States. The remaining interest is held by one non-affiliated entity who is appointed as the manager. Neither party controls VHH, and, accordingly, the Company accounts for its investment under the equity method. As of December 31, 2016 and 2015, the carrying value in VHH was $84.2 million and $84.3 million, respectively.
The LPs generate cash flow through their controlling interests in entities owning multifamily housing that is predominantly structured with LIHTCs. The Company has elected the fair value option on its unconsolidated investment in VHH. During the year, the Company recognized a total of $24.3 million fair value gains through equity income. The fair value gains were primarily generated from resyndications in which VHH dissolves an existing partnership and recapitalizes into a new partnership with tax-exempt bonds and tax credits which are sold to a new tax credit LP partner and, in many cases, yields cash back to VHH. Upon resyndication, VHH retains a GP interest in the partnership and receives various future streams of cashflows including; development fees, asset management fees, other GP management fees and distributions from operations.  Since the investment is accounted for under the fair value option, operating distributions are recorded as equity income. See Note 6 for additional details. The Company has recognized $6.1 million in equity income related to operating distributions during the year.
Income from Unconsolidated Investments
The following table presents income from unconsolidated investments recognized by Kennedy Wilson during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(Dollars in millions)	2016	2015	2014
Equity in joint venture income	$70.5	$58.2	$45.4
Equity in joint venture income (loss) - fair value	56.6	34.9	(0.7)
Interest income (loss) recognized (1)	(0.5)	4.3	9.5
	$126.6	$97.4	$54.2
(1) Related to loan pools, all of which were fully resolved as of December 31, 2016.
The Company recognized realized gains on sales of joint venture investments mainly on multifamily properties located in the Western United States during the year. The Company sold five multifamily properties during 2016, resulting in a gain of $59.0 million. In addition to the sales, the Company recognized fair value gains during the year relating to resyndications in VHH, sales in a condo project, and improved property performance by investments held within our Funds totaling $56.6 million.
The increase in equity in joint venture income during 2015 compared to 2014 relates to realized gains on sales of joint venture investments mainly multifamily properties located in the Western United States during the year. In addition to the sales, equity in joint venture income during 2015 relates primarily to fair value gains during the year relating to resyndications in VHH, entitlements achieved on development projects, and commencing the sales process on a for sale condo project as well as improved property performance by investments held within our Funds totaling $34.9 million. Equity in joint venture income during 2014 relates to the sale of the Company's 25% interest in a portfolio of commercial investments in Dublin, Ireland to KWE that resulted in a gain of $26.6 million on the Company's investment. This transaction was unanimously approved by the independent

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

shareholders of KWE. There were no new European joint venture investments during 2014 so acquisition-related expenses were minimal compared to the prior period.
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
Changes in Control
During 2016, Kennedy Wilson bought out equity interests from equity partners in two joint ventures which consisted of a 216,000 square foot retail building in Orem, Utah and a development project in Kona, Hawaii. Subsequently, Kennedy Wilson sold a 50% equity interest in the development project in Kona, Hawaii, resulting in shared control, and, accordingly, the Company accounts for its investment under the equity method.
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
Contributions to Unconsolidated Investments
During the years ended December 31, 2016, 2015, and 2014, Kennedy Wilson made $124.9 million, $184.3 million, and $142.6 million, respectively, in contributions to new and existing joint venture investments.
See the table below for a breakdown of contributions to new joint venture investments for the years ended December 31, 2016, 2015 and 2014:

		Years Ended December 31,
(Dollars in millions)		2016		2015		2014
Investment Type	Region	No. of Properties	Initial Contribution	No. of Properties	Initial Contribution	No. of Properties	Initial Contribution
Commercial	Western U.S.	1	$13.4	1	$9.1	—	$—
Commercial	United Kingdom	—	—	—	—	14	57.2
Multifamily	Western U.S.	1	19.9	31	80.5	2	4.7
Residential	Western U.S.	1	1.0	4	1.4	3	18.3
Residential	Japan	—	—	50	6.2	—	—
Other	Western U.S.	1	2.1	1	2.0	—	—
Total		4	$36.4	87	$99.2	19	$80.2
In addition to the capital contributions above to new joint venture investments, the Company contributed $88.5 million, $85.1 million and $62.4 million to existing joint ventures to pay off external debt, fund our share of a development project and for working capital needs, during the years ended December 31, 2016, 2015, and 2014, respectively.
Distributions from Joint Ventures and Loan Pool Participations
The following table details cash distributions by investment type and geographic location for the year ended December 31, 2016:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

	Multifamily		Commercial		Loan Pools		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$49.9	$52.1	$8.2	$14.1	$—	$—	$4.5	$22.7	$62.6	$88.9
Japan	0.1	—	—	—	—	—	—	—	0.1	—
United Kingdom	—	—	—	—	—	0.7	—	—	—	0.7
Total	$50.0	$52.1	$8.2	$14.1	$—	$0.7	$4.5	$22.7	$62.7	$89.6
Investing distributions resulted from the sale of multifamily properties in the Western United States, commercial properties in the Western United States, and homes in residential development projects in the Western United States, the refinancing of property level debt, and loan resolutions. Operating distributions resulted from operating cash flow generated by the joint venture investments.
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
Capital Commitments
As of December 31, 2016, the Company has unfulfilled capital commitments totaling $24.7 million to four of its joint ventures under the respective operating agreements. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of the Company's capital commitment obligations.

NOTE 6—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2016:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$333.9	$333.9
Marketable securities	7.5	—	—	7.5
Currency derivative contracts	—	(47.2)	—	(47.2)
	$7.5	$(47.2)	$333.9	$294.2
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2015:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$223.8	$223.8
Marketable securities	5.3	—	—	5.3
Currency derivative contracts	—	11.7	—	11.7
	$5.3	$11.7	$223.8	$240.8
Unconsolidated Investments
Kennedy Wilson elected to use the fair value option ("FV Option") for thirteen unconsolidated investments to more accurately reflect the timing of the value in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $282.4 million and $193.2 million at December 31, 2016 and 2015, respectively, which are included in unconsolidated investments in the accompanying balance sheets.
Additionally, Kennedy Wilson records its investments in KW Property Fund III, L.P., Kennedy Wilson Real Estate Fund IV, and Kennedy Wilson Real Estate Fund V, LP (the "Funds") based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. The Company’s investment

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

balance in the Funds was $51.5 million and $30.6 million at December 31, 2016 and 2015, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets. As of December 31, 2016, the Company had unfunded capital commitments to the Funds in the amount of $22.6 million under the respective operating agreements.
In estimating fair value of real estate held by the Funds and the thirteen FV Option investments, the Company considers significant unobservable inputs such as capitalization and discount rates.
The following table summarizes the Company's investments in unconsolidated investments held at fair value by type:

(Dollars in millions)	December 31, 2016	December 31, 2015
FV Option	$282.4	$193.2
Funds	51.5	30.6
Total	$333.9	$223.8
The following table presents changes in Level 3 investments, investments in investment companies and investments in joint ventures that elected the fair value option, for the years ended December 31:

(Dollars in millions)	2016	2015	2014
Beginning balance	$223.8	$95.2	$88.4
Unrealized and realized gains	65.7	42.3	1.8
Unrealized and realized losses	—	(0.1)	(2.5)
Contributions	76.3	128.5	22.0
Distributions	(75.3)	(41.0)	(10.5)
Other	43.4	(1.1)	(4.0)
Ending Balance	$333.9	$223.8	$95.2
The change in unrealized and realized gains and losses are included in income from unconsolidated investments in the accompanying consolidated statements of operations.
The change in unrealized gains and losses on level 3 investments during 2016 and 2015 for investments still held as of December 31, 2016 and 2015 were gains of $49.5 million and $32.0 million, respectively.
In estimating fair value of real estate held by the Funds, thirteen unconsolidated investments that elected the fair value option investments and the value of the real estate consolidated (as further described in Note 4), the Company considers significant inputs such as capitalization and discount rates. The table below describes the range of inputs used as of December 31, 2016 for real estate assets:

Estimated rates used for
	Capitalization rates	Discount Rates
Office	4.50% — 7.25%	5.50% — 9.50%
Retail	5.50% — 9.00%	7.50% — 11.50%
Multifamily	4.75% — 7.75%	8.00% — 9.75%
Land and condominium units	n/a	5.00% — 15.00%
In valuing indebtedness, Kennedy Wilson considers significant inputs such as the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by Kennedy Wilson for these types of investments range from 1.27% to 4.54%.
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
Marketable Securities

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

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
The amount above excludes Kennedy Wilson's 29.8 million shares in KWE as the investment is eliminated due to the consolidation of KWE's results in KW Group's consolidated financial statements. Kennedy Wilson's investment in KWE had a market value of approximately $352.3 million based on a per share price of $11.83 at December 31, 2016. As of December 31, 2016, the Company had hedged 95% of the foreign currency rate risk of its net investment in KWE through using currency forward contracts and options, with a notional amount of £295.2 million.
Currency derivative contracts
KW Group uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against the effects of a portion of its certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of December 31, 2016, KW Group assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, we have determined that our derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
Changes in fair value are recorded in other comprehensive income in the accompanying consolidated statements of comprehensive income (loss) as the portion of the currency forward and option contracts used to hedge currency exposure of its certain consolidated subsidiaries qualifies as a net investment hedge under FASB ASC Topic 815. The fair value of the derivative instruments held as of December 31, 2016 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the balance sheet. See Note 12 for a complete discussion on other comprehensive income including currency forward and option contracts and foreign currency translations.
The table below details the currency forward contracts and currency option contracts KW Group had as of December 31, 2016:

(Dollars in millions)			December 31, 2016		Year Ended December 31, 2016
Currency Hedged	Underlying Currency	Notional	Hedge Asset	Hedge Liability	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Cash Received (Paid)
Outstanding
EUR	USD	€130.0	$4.0	$(0.3)	$4.2	$—	$—
EUR(1)	GBP	€360.0	—	(67.0)	(82.4)	—	—
EUR(1)(2)	GBP		—	—	(49.5)	—	—
GBP	USD	£295.2	16.0	—	16.0	—	(8.1)
Yen	USD	¥757.0	—	—	0.1	—	—
Total Outstanding			20.0	(67.3)	(111.6)	—	(8.1)
Settled
EUR(3)	USD		—	—	(0.7)	0.7	—
GBP	USD		—	—	15.2	7.1	38.6
Total Settled			—	—	14.5	7.8	38.6
Total			20.0	(67.3)	(97.1)	7.8	30.5
Noncontrolling interests			—	51.2	105.6	—	—
Total - Kennedy Wilson share			$20.0	$(16.1)	$8.5	$7.8	$30.5
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Relates to KWE's Euro Medium Term Note. See discussion in Note 8.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

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
Debt liabilities are accounted for at face value plus net unamortized debt premiums and any fair value adjustments as part of business combinations. The fair value as of December 31, 2016 and 2015 for the senior notes payable and investment debt were estimated to be approximately $5.0 billion and $4.3 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the Company's credit risk to the current yield of a similar security, compared to their carrying value of $4.9 billion and $4.4 billion as of December 31, 2016 and 2015, respectively. The inputs used to value the Company's senior notes payable and investment debt are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be level 2 inputs.

NOTE 7—OTHER ASSETS
Other assets consist of the following:

	December 31,
(Dollars in millions)	2016	2015
Above-market leases, net of accumulated amortization of $28.1 million and $19.6 million at December 31, 2016 and 2015	$72.4	$103.3
Other, net of accumulated amortization of $5.4 million and $3.1 million at December 31, 2016 and 2015, respectively	27.1	21.8
Deferred tax asset, net	28.4	22.2
Office furniture and equipment net of accumulated depreciation of $24.4 million and $14.0 million at December 31, 2016 and December 31, 2015, respectively	25.4	27.9
Goodwill	23.9	23.9
VAT Receivable	23.2	18.6
Hedge Assets	20.2	30.9
Prepaid Expenses	10.2	10.1
Marketable securities(1)	7.5	4.3
Deposits	1.8	4.2
	$240.1	$267.2
(1) The amount above excludes Kennedy Wilson's 29.8 million shares in KWE as the investment is eliminated due to the consolidation of KWE's results. Based on the closing price of KWE shares on December 31, 2016, the fair value of Kennedy Wilson's investment in KWE is $352.3 million.
Depreciation and amortization expense related to the above depreciable assets were $16.6 million, $9.0 million, and $4.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

NOTE 8—INVESTMENT DEBT

Mortgage loans at December 31, 2016 and 2015 consist of the following:

(Dollars in millions)		Carrying amount of investment debt as of December 31, (1)
Investment Debt by Product Type	Region	2016	2015
Mortgage Debt
Multifamily (1)	Western U.S.	$1,180.8	$835.2
Commercial (1)(2)	United Kingdom	616.9	976.2
Commercial (1)(2)	Ireland	331.5	380.3
Commercial	Western U.S.	290.2	286.4
Multifamily (1)(2)	Ireland	131.3	187.1
Commercial (2)	Spain	84.4	—
Hotel	Ireland	75.7	78.2
Hotel	Western U.S.	49.8	39.4
Residential and Other (1)(2)	Ireland	28.0	7.3
Commercial	Japan	—	2.0
Residential and Other (1)(2)	Spain	—	3.4
Secured investment debt		$2,788.6	$2,795.5

Unsecured investment debt (1)(2)	United Kingdom	1,192.4	862.7
Investment debt (excluding loan fees)		$3,981.0	$3,658.2
Unamortized loan fees		(24.9)	(30.7)
Total Investment debt		$3,956.1	$3,627.5
————————————————————
(1) The mortgage loan payable balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt over the principal value of debt assumed in various acquisitions and consolidations and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan premium (discount) as of December 31, 2016 and 2015 was $0.9 million and $(5.4) million.
(2) Kennedy Wilson owned approximately 23.6% and 18.2% of the total issued share capital of KWE as of December 31, 2016 and 2015, respectively. See the table below for detailed breakout.

KWE's mortgage loans, which are included as part of the mortgage table above, at December 31, 2016 and 2015 consist of the following:

(Dollars in millions)		Carrying amount of investment debt as of December 31, (1)
Investment Debt by Product Type (KWE)	Region	2016	2015
Commercial (1)	Ireland	$254.7	$286.7
Multifamily (1)	Ireland	—	51.5
Residential and Other (1)	Spain	—	3.4
Commercial (1)	Spain	84.4	—
Commercial (1)	United Kingdom	551.4	897.9
Investment Debt		$890.5	$1,239.5

Unsecured (1)(2)	United Kingdom	1,192.4	862.7
Investment debt (excluding loan fees)		$2,082.9	$2,102.2
Unamortized loan fees		(13.3)	(19.4)
Total Investment debt		$2,069.6	$2,082.8
————————————————————

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

(1) Kennedy Wilson owns approximately 23.6% and 18.2% of the total issued share capital of KWE as of December 31, 2016 and 2015.
(2) The mortgage loan payable balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt over the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan discount as of December 31, 2016 and 2015 was $4.1 million and $13.6 million, respectively.

The investment debt had a weighted average interest rate of 3.33% and 3.19% per annum at December 31, 2016 and 2015. As of December 31, 2016, 75% of KW Group's property level debt was fixed rate, 15% was floating rate with interest caps and 10% was floating rate without interest caps, compared to 67% fixed rate, 17% floating rate with interest caps and 16% floating rate without interest caps, as of December 31, 2015.

KWE Unsecured Debt

During the second quarter of 2015, KWE completed its inaugural bond offering ("KWE Bonds") of approximately $370.2 million (based on December 31, 2016 rates) (£300 million) in 3.95% fixed-rate senior unsecured bonds due 2022. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros.
During the third quarter of 2016, KWE completed an additional offering of approximately $246.8 million (based on December 31, 2016 rates) (£200 million) in 3.95% fixed-rate senior unsecured bonds due 2022.

In addition, during the fourth quarter of 2015, KWE established a £2.0 billion (approximately $2.5 billion based on December 31, 2016 rates) Euro Medium Term Note ("EMTN") Programme. Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. During the fourth quarter of 2015 and second quarter of 2016, KWE drew down under its EMTN Programme, with the issuances of senior unsecured notes for an aggregate principal amount of approximately $578.4 million (based on December 31, 2016 rates) (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $575.5 million with an annual fixed coupon of 3.25%, and mature in 2025.  As KWE invests proceeds from the KWE Notes to fund equity investments in new euro denominated assets, KWE designates the KWE Notes as net investment hedges under FASB ASC Topic 815. Subsequent fluctuations in foreign currency rates that impact the carrying value of the KWE Notes are recorded to accumulated other comprehensive income. During the year ended December 31, 2016, KW Group recognized a loss of $49.5 million in accumulated other comprehensive income due to the strengthening of the euro against the GBP during the period. The KWE Notes rank pari passu with the KWE Bonds, and are subject to the same restrictive covenants.

The trust deed that governs the bonds contain various restrictive covenants for KWE, including, among others, limitations on KWE’s and its material subsidiaries’ ability to provide certain negative pledges. The trust deed limits the ability of KWE and its subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the incurrence of the new indebtedness, (1) KWE’s consolidated net indebtedness (as defined in the trust deed) would exceed 60% of KWE’s total assets (as calculated pursuant to the terms of the trust deed); and (2) KWE’s consolidated secured indebtedness (as defined in the trust deed) would exceed 50% of KWE’s total assets (as calculated pursuant to the terms of the trust deed). The trust deed also requires KWE, as of each reporting date, to maintain an interest coverage ratio (as defined in the trust deed) of at least 1.50 to 1.00 and have unencumbered assets of no less than 125% of its unsecured indebtedness (as defined in the trust deed). As of December 31, 2016, KWE was in compliance with these covenants.

In August 2014, KWE entered into a three-year unsecured floating rate revolving debt facility ("KWE Facility") with Bank of America Merrill Lynch, Deutsche Bank, and J.P. Morgan Chase of approximately $277.7 million (based on December 31, 2016 rates) (£225 million). As of December 31, 2016, the unsecured credit facility was undrawn, with $277.7 million (£225 million) still available based on rates as of December 31, 2016.

Mortgage Loan Transactions and Maturities

During the year ended December 31, 2016, one mortgage loan was consolidated, eight acquisitions were partially financed with mortgages, four existing mortgages were refinanced, four properties acquired supplemental financing, and two existing investments that closed all equity were subsequently partially financed with mortgages. See Note 4 for more detail on the acquisitions and the investment debt associated with them.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

The aggregate maturities of mortgage loans and notes payable subsequent to December 31, 2016 are as follows:

(Dollars in millions)
2017	$82.8
2018	172.0
2019	582.2
2020	235.9
2021	102.8
Thereafter	2,804.4
3,980.1
Debt premium	0.9
Unamortized loan fees	(24.9)
$3,956.1
NOTE 9—BORROWINGS UNDER LINES OF CREDIT
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
As of December 31, 2016, the Company’s consolidated leverage ratio was 61.1%, its fixed charge coverage ratio was 2.7 to 1.00, its consolidated tangible net worth was $1,226.5 million, its adjusted secured leverage ratio was 43.3%, its secured recourse leverage ratio was 1.4%, its recourse leverage ratio was 0.83, and liquidity was $681.8 million. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
During the year ended December 31, 2016, the Borrower drew $125.0 million and repaid $125.0 million on the KW Revolving Facility to fund acquisitions. The maximum amount drawn on the KW Revolving Facility at any one point during the year ended December 31, 2016 was $125.0 million. As of December 31, 2016, the KW Revolving Facility was undrawn, with $475.0 million still available.
    The average outstanding borrowings under the Pre-Existing KWH facility was $35.4 million during the year ended December 31, 2015. Additionally, during the year ended December 31, 2015, the Borrower made no draws on the KW Revolving Facility. As of December 31, 2015, the KW Revolving Facility was undrawn, with $475.0 million still available.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

In December 2015, Kennedy Wilson extinguished the Pre-Existing KWH Facility, which resulted in a $1.0 million loss on early extinguishment of corporate debt.

NOTE 10—SENIOR NOTES

(Dollars in millions)			December 31, 2016			December 31, 2015
				Unamortized			Unamortized
	Interest Rate	Maturity Date	Face Value	Net Premium/(Discount)	Carrying Value	Face Value	Net Premium/(Discount)	Carrying Value
2042 Notes	7.75%	12/1/2042	$55.0	$—	$55.0	$55.0	$—	$55.0
2024 Notes	5.88%	4/1/2024	900.0	(2.2)	897.8	650.0	(2.4)	647.6
Senior Notes			$955.0	$(2.2)	$952.8	$705.0	$(2.4)	$702.6
Unamortized loan fees					(16.2)			(13.8)
Total Senior Notes					$936.6			$688.8
In August 2016, Kennedy Wilson, Inc., (the "Issuer") completed an additional public offering of $250.0 million aggregate principal amount of 5.875% Senior Notes due 2024 (the "Notes"). The Notes were issued as additional notes under the indenture pursuant to which the Issuer previously issued $650 million aggregate principal amount of its 5.875% Senior Notes due 2024 (the 2024 Notes (as defined below). The Notes have substantially identical terms as the 2024 Notes and will be treated as a single series with the 2024 Notes under the indenture. The Notes were issued and sold at a public offering price of 100.0% of their principal amount, plus accrued interest from, and including, April 1, 2016.
In March 2014, Kennedy Wilson completed a public offering of $300.0 million aggregate principal amount of 5.875% Senior Notes, due April 1, 2024 (the "2024 Notes"). The 2024 Notes were issued and sold at a public offering price of 99.068% of their principal amount by Kennedy-Wilson, Inc. (the “Issuer”), a wholly owned subsidiary of Kennedy Wilson.
In November 2014, the Company completed an additional public offering of $350.0 million aggregate principal amount of 5.875% Senior Notes, due 2024. The additional 2024 Notes have substantially identical terms as the 2024 Notes mentioned above, and are treated as a single series with the 2024 Notes under the 2024 Indenture. The additional 2024 Notes were issued and sold at a public offering price of 100.0% of their principal amount, plus accrued interest from, and including, October 1, 2014 by the Issuer. The amount of the 2024 Notes included in the accompanying consolidated balance sheets was $897.8 million at December 31, 2016.
In December 2012, the Issuer, in a private placement, issued $100.0 million aggregate principal amount of 8.750% Senior Notes due April 1, 2019 (the "2019 Notes") for approximately $105.3 million, net of premium. The 2019 Notes were issued as additional notes under an indenture dated as of April 5, 2011, among the Issuer; Kennedy Wilson, as parent guarantor; certain subsidiaries of the Issuer, as subsidiary guarantors; and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee, as thereafter supplemented and amended. During 2011, the Issuer issued $200.0 million aggregate principal amount of its 2019 Notes on April 5, 2011 for approximately $198.6 million, net of discount, and an additional $50.0 million aggregate principal amount of such notes on April 12, 2011 for approximately $50.8 million, net of premium. The additional notes had substantially identical terms as the initial 2019 Notes and were treated as a single series under the indenture. In November 2014, Kennedy Wilson used the proceeds from the November 2014 issuance of the 2024 Notes together with cash on hand, to extinguish its 2019 Notes with an aggregate face value of $350.0 million (and an aggregate carrying value of $353.5 million) for $380.1 million which resulted in a $25.8 million loss on early extinguishment of corporate debt.
In December 2012, Kennedy Wilson completed a public offering of $55.0 million aggregate principal amount of 7.75% Senior Notes due 2042 ("2042 Notes"). The 2042 Notes were issued and sold at a public offering price of 100% of their principal amount by Kennedy-Wilson, Inc. (the “Issuer”), a wholly owned subsidiary of Kennedy Wilson. The amount of the 2042 Notes included in the accompanying consolidated balance sheets was $55.0 million at December 31, 2016 and 2015, respectively.
The indentures governing the 2024 Notes and the 2042 Notes contain various restrictive covenants, including, among others, limitations on our ability and the ability of certain of the Company's subsidiaries to incur or guarantee additional indebtedness, make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens on assets, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indentures governing the 2024 Notes and the 2042 Notes limits the ability of Kennedy Wilson and certain of its subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy Wilson's maximum balance sheet leverage ratio (as defined in the indenture)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of December 31, 2016, the balance sheet leverage ratio was 0.92 to 1.00. See Note 19 for the guarantor and non-guarantor financial statements.

NOTE 11—JUNIOR SUBORDINATED DEBENTURES
In September 2014, Kennedy Wilson extinguished its junior subordinated debt with a face value of $40.0 million for $41.5 million which resulted in a $1.5 million loss on early extinguishment of corporate debt.

NOTE 12—RELATED PARTY TRANSACTIONS
Related party revenue is fees and other income received from investments in which we have an ownership interest, excluding amounts eliminated in consolidation discussed below. KW Group earned related party fees of $28.9 million, $37.8 million and $57.4 million for the periods ended December 31, 2016, 2015 and 2014, respectively. Included in these related party fees are promote fees on investments the Company also has an ownership interest in. See performance fee discussion in revenue recognition section of note 2 for more detail.
The Company provides management and property services on properties in which it also has an ownership interest. Fees earned on consolidated properties are eliminated in consolidation and fees on unconsolidated investments are eliminated for the portion that relate to the Company's ownership interest. During the years ended December 31, 2016, 2015 and 2014 fees of $36.9 million, $75.0 million and $21.6 million were eliminated in consolidation.
The Company has bought out equity partners and consolidated investments that were previously accounted for under the equity method that have resulted in acquisition-related gains. Please refer to note 4 for details of certain transactions with existing partners.

NOTE 13—INCOME TAXES
The table below represents a geographical breakdown of book income (loss) before the provision for income taxes:

	Year ended December 31,
(Dollars in millions)	2016	2015	2014
Domestic	$33.9	$61.2	$60.2
Foreign	56.6	51.2	62.3
Total	$90.5	$112.4	$122.5
The U.S. and foreign components of provision for (benefit from) income taxes consisted of the following components. However, it is not reflective of the cash tax results of the Company.

	Year ended December 31,
(Dollars in millions)	2016	2015	2014
Federal
Current	$(0.8)	$0.2	$—
Deferred	17.0	13.2	31.0
	16.2	13.4	31.0
State
Current	0.1	—	0.1
Deferred	2.8	0.3	5.2
	2.9	0.3	5.3
Foreign
Current	5.8	31.9	4.1
Deferred	(10.9)	7.8	(8.0)
	(5.1)	39.7	(3.9)

Total	$14.0	$53.4	$32.4

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

A reconciliation of the statutory federal income tax rate of 35% with Kennedy Wilson’s effective income tax rate is as follows:

	Year ended December 31,
(Dollars in millions)	2016	2015	2014
Tax computed at the statutory rate	$31.7	$39.3	$41.8
Foreign permanent differences, primarily non-deductible depreciation, amortization and acquisition-related expenses in the United Kingdom	6.5	13.7	0.3
Sale of KWR, investment basis difference	—	10.6	—
Effect of foreign tax operations, net of foreign tax credits	1.1	(3.8)	3.4
Noncontrolling interests	(25.8)	(2.8)	(22.7)
Adjustment to investment basis	—	1.4	2.0
Non-vested stock expense	—	1.0	—
State income taxes, net of federal benefit	2.8	(1.5)	2.7
Other	(2.3)	(4.5)	4.9
Provision for (benefit from) income taxes	$14.0	$53.4	$32.4
Cumulative tax effects of temporary differences are shown below at December 31, 2016 and 2015:

	Year ended December 31,
(Dollars in millions)	2016	2015
Deferred tax assets:
Foreign currency translation	$131.9	$113.6
Net operating loss carryforward and credits	85.2	87.5
Stock option expense	19.5	8.0
Marketable securities	0.4	0.4
Accrued reserves	0.1	0.3
Total deferred tax assets	237.1	209.8
Valuation allowance	(29.9)	(37.7)
Net deferred tax assets	207.2	172.1

Deferred tax liabilities:
Investment basis, depreciation, amortization and reserve differences	157.6	125.6
Hedging transactions	5.0	15.5
Prepaid expenses and other	13.9	6.5
Capitalized interest	2.3	2.3
Total deferred tax liabilities	178.8	149.9

Deferred tax asset (liability), net	$28.4	$22.2
As of December 31, 2016, Kennedy Wilson had federal net operating losses of $109.4 million. These net operating losses begin to expire in the year 2030. As of December 31, 2016, there were also California net operating loss carryforwards of approximately $104.2 million. The California net operating losses begin to expire in the year 2028. In addition, Kennedy Wilson has $4.2 million of other state net operating losses. As of December 31, 2016, Kennedy Wilson had $173.5 million of foreign net operating losses carryforwards which have no expiration date. We also have foreign tax credit of $12.1 million, which begins to expire in the year 2017.
Our valuation allowance on deferred tax assets decreased by $7.8 million in 2016 and increased by $34.3 million in 2015. The decrease in 2016 principally relates to translation adjustments and a released valuation allowance as new evidence indicated that it is now more-likely-than-not that certain net operating losses in the United Kingdom will be realized. The increase in 2015 principally relates to operating loss carryovers in Scotland and Spain where we have concluded that such loss carryovers are not more-likely-than-not to be realized.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

Presently a deferred tax liability for undistributed earnings of subsidiaries located outside the United States has not been recorded. These earnings may become taxable upon a payment of a dividend or as a result of a sale or liquidation of the subsidiaries. At this time, the Company does not have plans to repatriate income from its foreign subsidiaries. However, to the extent that the Company is able to repatriate such earnings in a tax-free manner, or in the event of a change in the capital situation or investment strategy, it is possible that the foreign subsidiaries may pay a dividend which would impact our effective tax rate. Unremitted earnings of foreign subsidiaries, which have been, or are intended to be permanently invested, aggregated approximately to $6.0 million as of December 31, 2016. If these subsidiaries' earnings were repatriated to the United States, additional U.S. income taxes of $1.4 million would be incurred.
There were no gross unrecognized tax benefits at December 31, 2016 and 2015. Management has considered the likelihood and significance of possible penalties associated with Kennedy Wilson's current and intended filing positions and has determined, based on its assessment, that such penalties, if any, would not be significant.
Kennedy Wilson's federal and state income tax returns remain open to examination for the years 2013 through 2015 and 2012 through 2015, respectively. However, due to prior year loss carryovers, the IRS may examine any tax years for which the carryovers are used to offset future taxable income. Our foreign subsidiaries’ tax returns remain open to examination for the years 2012 through 2015. The Spanish loss carryovers may be subject to tax examination for a period of 10 years from the tax year of generation.

NOTE 14—COMMITMENTS AND CONTINGENCIES
Future minimum lease payments under scheduled operating leases that have initial or remaining noncancelable terms in excess of one year are as follows:

(Dollars in millions)
Year ending December 31,
2017	$2.8
2018	1.8
2019	1.7
2020	1.6
2021	1.3
Thereafter	2.5
Total minimum payments	$11.7
Rental expense was $4.4 million, $4.4 million, and $4.3 million for the years ended December 31, 2016, 2015, and 2014, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations.
GUARANTEES—Kennedy Wilson has provided guarantees associated with loans secured by consolidated assets. The maximum potential amount of future payments (undiscounted) Kennedy Wilson could be required to make under the guarantees was approximately $62.7 million at December 31, 2016. The guarantees expire through 2026 and Kennedy Wilson's performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sale proceeds of the property.
CAPITAL COMMITMENTS—As of December 31, 2016 and 2015, the Company has unfunded capital commitments of $24.7 million and $39.8 million to its joint ventures under the respective operating agreements. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of the Company's capital commitment obligations.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

LITIGATION—Kennedy Wilson is currently a defendant in certain routine litigation arising in the ordinary course of business. It is the opinion of management and legal counsel that the outcome of these actions will not have a material effect on the financial statements taken as a whole.

NOTE 15—STOCK COMPENSATION PLANS
In November 2009, Kennedy Wilson adopted the 2009 Equity Participation Plan ("the Equity Plan") that allowed for the grant of up to approximately 2.5 million shares of common stock. As of December 31, 2016 all the restricted share awards were granted to employees, which vest ratably over a five-year period. Vesting of the restricted share awards was contingent upon the expected achievement of a performance target as of the initial vesting date of November 13, 2010 and each of the next four years thereafter. The performance targets were achieved for 2011 through 2016. From inception of the plan through December 31, 2016, 2,601,919 shares have vested and 60,125 shares have been forfeited. The Company re-granted the forfeited shares in 2013 to certain employees. The restricted share awards are recognized as expense on a tranche by tranche basis over the five-year performance period. At December 31, 2016, all shares were fully vested.
In June 2012, Kennedy Wilson adopted and its shareholders approved the Amended and Restated 2009 Equity Participation Plan (the "Amended and Restated Plan") under which an additional 3.2 million shares of common stock have been reserved for restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2009 Amended and Restated Equity Participation Plan were set by the Company's compensation committee at its discretion. During the year ended December 31, 2012, 3.2 million shares of restricted common stock were granted under the Amended and Restated Plan along with 5,000 shares which remained under the original plan. The shares that were granted vest over five years with 40% vesting ratably in the first four years of the award period and the remaining 60% in the fifth year of the award period. Vesting of the restricted share awards is contingent upon the expected achievement of a performance target in each year of the award period with the initial vesting of the first 10% in January 2013. The performance targets were achieved for 2012, 2013, 2014, 2015 and 2016. From inception of the plan through December 31, 2016, 1,222,008 shares have vested and 131,248 shares have been forfeited. The Company re-granted the forfeited shares to certain employees.
In July 2014, Kennedy Wilson adopted and its shareholders approved the Amended and Restated 2009 Equity Participation Plan under which an additional 6.0 million shares of common stock have been reserved for restricted stock grants to officers, employees, non-employee directors and consultants. During the year ended December 31, 2016, 2015 and 2014, 1.0 million, 1.7 million and 3.3 million shares, respectively, of restricted common stock were granted under the 2009 Amended and Restated Equity Participation Plan. The terms of the awards granted under the Amended and Restated Plan were set by the Company's compensation committee at its discretion. The shares will vest ratably over a three, four or five-year year period based on the achievement of certain performance targets. The performance periods will be measured for the awards will be the Company’s fiscal years ending from December 31, 2014 through December 31, 2020. The shares which were granted with a three-year vesting period have a three-year sale restriction period upon vesting. Due to the lack of marketability of these shares with the three year sale restriction period upon vesting, a 15% discount was applied to the grant price these shares when computing stock compensation expense. From inception of the plan through December 31, 2016, 1,905,479 shares have vested and 70,300 have been forfeited. As of December 31, 2016, there was $69.2 million of unrecognized compensation cost for the Equity Plan related to unvested restricted shares which will vest over the next four years.
Upon vesting, the restricted stock granted to employees discussed directly above is net share-settled to cover the withholding tax.  Shares that vested during the years ended December 31, 2016, 2015 and 2014 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities.  The total shares withheld during the years ended December 31, 2016, 2015 and 2014 were 693,942 shares, 435,415 shares and 319,582 shares respectively, and were based on the value of the restricted stock on the respective vesting dates as determined by the Company’s closing stock price. During the years ended December 31, 2016, 2015 and 2014, total payments for the employees’ tax obligations to the taxing authorities were $14.7 million, $11.4 million and $8.1 million, respectively.  These figures are reflected as a financing activity within KW Group’s Consolidated Statements of Cash Flows.
    During the years ended December 31, 2016, 2015 and 2014, Kennedy Wilson recognized $65.1 million, $30.8 million and $15.8 million of compensation expense related to the vesting of restricted common stock and is included in compensation and related expense in the accompanying consolidated statements of operations. The increase in stock compensation in 2016 is mainly due to $26.5 million or 60% of the expense of the restricted stock that was granted in 2012 under our Amended and Restated 2009 Equity Participation Plan being incurred during April 2016 to March 2017 due to performance criteria being met for this period. A portion of the increase was also attributed to the restricted stock that was granted during the fourth quarter of 2015 and during 2016.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

The following table sets forth activity under the Equity Plan and Amended and Restated Plan:

Shares
Nonvested at December 31, 2014	5,646,733
Granted	1,754,750
Vested	(1,069,990)
Forfeited	(57,148)
Nonvested at December 31, 2015	6,274,345
Granted	1,006,750
Vested	(1,526,731)
Forfeited	(31,900)
Nonvested at December 31, 2016	5,722,464

Employee Benefit Arrangements
Kennedy Wilson has a qualified plan under the provisions of Section 401(k) of the Internal Revenue Code. Under this plan, participants are able to make salary deferral contributions of up to 75% of their total compensation, up to a specified maximum. The 401(k) plan also includes provisions which authorize Kennedy Wilson to make discretionary contributions. During the years ended December 31, 2016, 2015 and 2014, Kennedy Wilson made matching contributions of $0.3 million, $0.3 million, and $0.2 million, respectively to this plan and they are included in compensation and related expenses in the accompanying consolidated statements of operations.

NOTE 16—EQUITY

Common Stock
During the year ended December 31, 2015, Kennedy Wilson had completed an offering of 8.6 million shares of its common stock, which raised $215.3 million of net proceeds, excluding issuance costs of $0.3 million.
In January 2014, Kennedy Wilson completed an offering of 9.2 million shares of its common stock, which raised $190.6 million of net proceeds.

Common Stock Repurchase Program
On February 25, 2016, Kennedy Wilson announced the authorization of a stock repurchase program for up to $100 million.  Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and subject to the Company's discretion. During the year ended December 31, 2016, Kennedy Wilson repurchased and retired 2,440,556 shares for $50.1 million under the stock repurchase program.

Preferred Stock
During 2010, Kennedy Wilson issued two series of Convertible Cumulative Preferred Stock (together “the Preferred Stock”) at 1,000 per share, Series A (100,000 shares) and Series B (32,550 shares), for total proceeds less issuance costs of $99.8 million and $32.5 million.
The Series A Preferred Stock converted into 8,554,948 common shares on May 19, 2015 at a price of $11.69 per share. The Series B Preferred Stock converted into 3,366,973 common shares on December 28, 2016 at a price of $9.67 per share at the option of the holder. The Series B Preferred Stock was convertible into common stock at any time at the option of the holder on or after May 3, 2017 ("the Optional Conversion Date") and prior to November 3, 2018 and would have been mandatorily convertible into common stock on November 3, 2018. Due to the early conversion, Kennedy Wilson agreed to pay the holders an aggregate of $0.7 million, which represents dividends that would have accrued on all outstanding Series B preferred stock through the Optional Conversion Date.
The certificate of designations of the Preferred Stock contain provisions that require Kennedy Wilson to commence an offer to purchase all shares of the Preferred Stock at a purchase price in cash per share of Preferred Stock equal to $1,150 plus all accumulated and accrued dividends upon the occurrence of a fundamental change, defined as a change of control. The parties

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

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

Dividend Distributions
Kennedy Wilson declared and paid the following cash dividends on its common and preferred stock:

(Dollars in millions)	Year Ended December 31, 2016		Year Ended December 31, 2015
	Declared	Paid	Declared	Paid
Preferred Stock
Series A(1)	$—	$—	$1.5	$1.5
Series B(2)	2.8	2.8	2.1	2.1
Total Preferred Stock	2.8	2.8	3.6	3.6
Common Stock	63.9	62.0	53.3	48.2
Total (3)	$66.7	$64.8	$56.9	$51.8
—————
(1) The decrease in Series A dividends during the current year is due to the conversion into common shares during the second quarter 2015. See discussion above.
(2) The increase in Series B dividends during the current year is due to the early conversion of the Series B preferred stock during the fourth quarter of 2016. See discussion above.
(3) The difference between declared and paid is the amount accrued on the consolidated balance sheets.
Accumulated Other Comprehensive Income
The following table summarizes the changes in each component of accumulated other comprehensive income (loss) ("AOCI"), net of taxes:

(Dollars in millions)	Foreign Currency Translation	Foreign Currency Derivative Contracts	Marketable Securities	Total Accumulated Other Comprehensive Income

Balance at December 31, 2015	$(69.9)	$22.4	$(0.2)	$(47.7)
Unrealized (losses) gains, arising during the period	(184.9)	(96.4)	0.1	(281.2)
Amounts reclassified out of AOCI during the period	3.8	(0.4)	—	3.4
Taxes on unrealized (losses) gains, arising during the period	20.8	(3.7)	—	17.1
Noncontrolling interest	131.6	105.6	—	237.2
Balance (of Kennedy Wilson's share) at December 31, 2016	$(98.6)	$27.5	$(0.1)	$(71.2)
The local currencies for our interests in foreign operations include the euro, the British pound sterling, and to a lesser extent, the Japanese yen. The related amounts on our balance sheets are translated into U.S. dollars at the exchange rates at the respective financial statement date, while amounts on our statements of operations are translated at the average exchange rates

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

during the respective period. The increase in the unrealized losses on foreign currency translation is a result of the strengthening of the U.S. dollar against the Japanese yen, euro and British pound sterling during the year ended December 31, 2016.
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
Noncontrolling Interests
Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries, and are presented separately on KW Group's balance sheet. As of December 31, 2016 and 2015 the Company has noncontrolling interest of $1.3 billion and $1.7 billion, respectively. The decrease in noncontrolling interests during 2016 is primarily due to the Company's distributions to noncontrolling interests of $116.6 million. The Company also allocated $70.9 million of income, $237.2 million of other comprehensive losses and received contributions of $42.1 million to noncontrolling interest holders.

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
Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the years ended December 31, 2016, 2015, and 2014:
The following table sets forth the computation of basic and diluted earnings per share:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

	Year ended December 31,
(Dollars in millions, except share amounts and per share data)	2016	2015	2014
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$2.8	$71.1	$13.8
Net income and dividends allocated to participating securities	(1.7)	(2.9)	(1.4)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	1.1	68.2	12.4
Dividends declared on common shares	(62.3)	(51.1)	(32.3)
Undistributed (losses) earnings attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(61.2)	$17.1	$(19.9)

Distributed earnings per share	$0.56	$0.48	$0.36
Undistributed (losses) earnings per share	(0.55)	0.18	(0.22)
Income (loss) per basic	0.01	0.66	0.14

Income (loss) per diluted	$0.01	$0.66	$0.14

Weighted-average shares outstanding for basic	109,094,530	103,261,513	89,200,855
Weighted average shares outstanding for diluted	109,094,530	109,553,728	91,555,214
Dividends declared per common share	$0.56	$0.48	$0.36
There was a total of 3,259,345 potentially dilutive securities during the year ended December 31, 2016 that have not been included in the diluted weighted average shares as they are anti-dilutive. During December 31, 2015 6,292,215 potentially dilutive securities were all dilutive to earnings per share. The dilutive shares from convertible securities have not been included in the diluted weighted average shares for the year ended December 31, 2014, as they are anti-dilutive. There was a total of 11,100,074 potentially dilutive securities as of December 31, 2014 not included as part of the calculation above as they were anti-dilutive.

NOTE 18—SEGMENT INFORMATION
Kennedy Wilson is a global real estate investment company. The Company owns, operates, and invests in real estate both on its own and through our investment management platform. To complement its investment business, the Company also provides real estate services primarily to financial services clients.
Kennedy Wilson’s segment disclosure with respect to the determination of segment profit or loss and segment assets is based on these two core segments: KW Investments and KW Investment Management and Real Estate Services (IMRES). KW Investments invests in multifamily, residential and commercial properties as well as loans secured by real estate. IMRES provides a full array of real estate-related services to investors and lenders, with a strong focus on financial institution-based clients. Kennedy Wilson’s segment disclosure with respect to the determination of segment profit or loss and segment assets is based on these services and investments.
Substantially all of the revenue—related party was generated via inter-segment activity for the years ended December 31, 2016, 2015 and 2014. Generally, this revenue consists of fees earned on investments in which Kennedy Wilson also has an ownership interest. The amounts representing investments with related parties and non-affiliates are included in the investment segment. The fees earned from related parties are included in the IMRES segment.
KW Investments
We invest our capital in real estate assets and loans secured by real estate either on our own or through our investment management platform. When we have partners, we are typically the general partner in the arrangement with a promoted interest in the profits of our investments beyond our ownership percentage. The Company has an average ownership interest across all investments of approximately 42% as of December 31, 2016. Our equity partners include public shareholders, financial institutions, foundations, endowments, high net worth individuals and other institutional investors. See the "Business Segments" section in Item 1 for a more detailed discussion of the different components of the KW Investments segment.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

KW Investment Management and Real Estate Services (IMRES)
IMRES encompasses the Company fee generating businesses which includes both the Company's investment management platform as well as the Company's third party services business. The Company's clients include shareholders of KWE, financial institutions, institutional investors, insurance companies, developers, builders and government agencies. IMRES has five main lines of business: investment management, property services, research, brokerage, and auction and conventional sales. These five business lines generate revenue for us through fees and commissions. See the "Business Segments" section in Item 1 for a more detailed discussion of the different components of the IMRES segment.
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

The following tables summarize the income and expense activity by segment for the years ended December 31, 2016, 2015 and 2014 and total assets as of December 31, 2016, 2015 and 2014.

	Year Ended December 31,
(Dollars in millions)	2016	2015	2014
Investments
Rental	$485.9	$404.8	$206.9
Hotel	116.2	106.4	63.3
Sale of real estate	29.3	3.7	28.4
Loans and other income	12.6	19.5	17.4
Total revenue	644.0	534.4	316.0
Depreciation and amortization	(198.2)	(166.3)	(104.5)
Operating Expenses	(345.2)	(283.3)	(201.6)
Income from unconsolidated investments	122.8	93.6	48.3
Operating Income	223.4	178.4	58.2
Gain on sale of real estate	130.7	72.4	—
Acquisition-related gains	16.2	108.1	218.1
Acquisition-related expenses	(9.5)	(37.3)	(19.7)
Interest expense-investment	(137.4)	(108.8)	(46.3)
Other	(1.2)	(2.5)	5.1
Income before benefit from income taxes	222.2	210.3	215.4
(Provision for) benefit from income taxes	5.0	(23.4)	—
Net income	227.2	186.9	215.4
Net (income) loss attributable to the non-controlling interests	(70.9)	15.3	(73.6)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$156.3	$202.2	$141.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

	Year Ended December 31,
(Dollars in millions)	2016	2015	2014
Investment Management and Real Estate Services
Investment management, property services, and research fees (includes $28.9, $37.8, and $57.4 million of related party fees, respectively)	$59.4	$69.3	$82.6
Total revenue	59.4	69.3	82.6
Operating expenses	(54.9)	(69.7)	(61.1)
Income from unconsolidated investments	3.8	3.8	5.9
Net Income	8.3	3.4	27.4
Net loss attributable to the noncontrolling interests	—	0.4	5.4
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$8.3	$3.8	$32.8

	Year Ended December 31,
(Dollars in millions)	2016	2015	2014
Corporate
Operating expenses	$(93.6)	$(53.4)	$(35.8)
Operating loss	(93.6)	(53.4)	(35.8)
Interest expense - corporate	(54.2)	(46.9)	(57.1)
Other	7.8	—	—
Loss on extinguishment of corporate debt	—	(1.0)	(27.3)
Loss before (provision for) income taxes	(140.0)	(101.3)	(120.2)
(Provision for) benefit from income taxes	(19.0)	(30.0)	(32.4)
Net loss	(159.0)	(131.3)	(152.6)
Preferred dividends and accretion of preferred stock issuance costs	(2.8)	(3.6)	(8.1)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(161.8)	$(134.9)	$(160.7)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

	Year Ended December 31,
(Dollars in millions)	2016	2015	2014
Consolidated
Rental	$485.9	$404.8	$206.9
Hotel	116.2	106.4	63.3
Sale of real estate	29.3	3.7	28.4
Investment management, property services, and research fees (includes $28.9, $37.8, and $57.4 million of related party fees, respectively)	59.4	69.3	82.6
Loans purchases, loan originations, and other	12.6	19.5	17.4
Total revenue	703.4	603.7	398.6
Operating expenses	493.7	406.4	298.6
Depreciation and amortization	198.2	166.3	104.5
Total operating expenses	691.9	572.7	403.1
Income from unconsolidated investments	126.6	97.4	54.2
Operating income	138.1	128.4	49.7
Gain on sale of real estate	130.7	72.4	—
Acquisition-related gains	16.2	108.1	218.1
Acquisition-related expenses	(9.5)	(37.3)	(19.7)
Interest expense - investment	(137.4)	(108.8)	(46.3)
Interest expense - corporate	(54.2)	(46.9)	(57.1)
Loss on extinguishment of corporate debt	—	(1.0)	(27.3)
Other	6.6	(2.5)	5.1
Income before benefit from income taxes	90.5	112.4	122.5
Provision for income taxes	(14.0)	(53.4)	(32.4)
Net income	76.5	59.0	90.1
Net (income) loss attributable to the noncontrolling interests	(70.9)	15.7	(68.2)
Preferred dividends and accretion of preferred stock issuance costs	(2.8)	(3.6)	(8.1)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$2.8	$71.1	$13.8

	December 31,
(Dollars in millions)	2016	2015
Assets
Investments	$7,375.5	$7,404.8
Services	78.1	58.1
Corporate	205.5	132.7
Total assets	$7,659.1	$7,595.6

	December 31,
(Dollars in millions)	2016	2015	2014
Expenditures for long lived assets
Investments	$(949.6)	$(1,927.6)	$(1,962.2)
Geographic Information:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

The revenue shown in the table below is allocated based upon the country in which services are performed.

	Year Ended December 31,
(Dollars in millions)	2016	2015	2014
United States	$304.1	$229.3	$174.9
Europe	397.2	361.1	209.2
Japan	2.1	13.3	14.5
Total revenue	$703.4	$603.7	$398.6

NOTE 19—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information includes:

(1) Condensed consolidating balance sheets as of December 31, 2016 and 2015, respectively; consolidating statements of operations and comprehensive (loss) income for the years ended December 31, 2016, 2015, and 2014, respectively; and condensed consolidating statements of cash flows for the years ended December 31, 2016, 2015, and 2014, respectively, of (a) Kennedy-Wilson Holdings, Inc. on an unconsolidated basis as the parent (and guarantor), (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and

(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent guarantor, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2016 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$106.0	$45.4	$108.8	$—	$260.2
Cash held by consolidated investments	—	—	—	625.5	—	625.5
Accounts receivable	—	—	37.5	33.8	—	71.3
Loan purchases and originations	—	0.3	12.1	75.3	—	87.7
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,482.5	4,331.7	—	5,814.2
Unconsolidated investments	—	18.8	380.0	161.3	—	560.1
Investments in and advances to consolidated subsidiaries	1,063.8	2,073.2	1,171.6	—	(4,308.6)	—
Other assets	—	2.6	39.7	197.8	—	240.1
Total assets	$1,063.8	$2,200.9	$3,168.8	$5,534.2	$(4,308.6)	$7,659.1

Liabilities
Accounts Payable	—	0.5	1.6	9.1	—	11.2
Accrued expenses and other liabilities	15.8	200.0	157.2	39.1	—	412.1
Senior notes payable	—	936.6	—	—	—	936.6
Investment debt	—	—	936.8	3,019.3	—	3,956.1
Total liabilities	15.8	1,137.1	1,095.6	3,067.5	—	5,316.0

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,048.0	1,063.8	2,073.2	1,171.6	(4,308.6)	1,048.0
Noncontrolling interests	—	—	—	1,295.1	—	1,295.1
Total equity	1,048.0	1,063.8	2,073.2	2,466.7	(4,308.6)	2,343.1
Total liabilities and equity	$1,063.8	$2,200.9	$3,168.8	$5,534.2	$(4,308.6)	$7,659.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2015 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$80.2	$37.0	$65.4	$—	$182.6
Cash held by consolidated investments	—	—	—	549.0	—	549.0
Accounts receivable	—	—	30.2	24.5	—	54.7
Loan purchases and originations	—	79.4	12.2	245.9	(37.8)	299.7
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,017.5	4,780.0	—	5,797.5
Unconsolidated investments	—	14.6	292.6	137.7	—	444.9
Investments in and advances to consolidated subsidiaries	1,148.0	1,898.9	1,185.4	0.2	(4,232.5)	—
Other assets	—	3.9	30.2	233.1	—	267.2
Total assets	$1,148.0	$2,077.0	$2,605.1	$6,035.8	$(4,270.3)	$7,595.6

Liabilities
Accounts Payable	$—	$0.5	$2.5	$19.2	$—	$22.2
Accrued expenses and other liabilities	14.0	239.7	118.8	19.5	—	392.0
Senior notes payable	—	688.8	—	—	—	688.8
Investment debt	—	—	584.9	3,080.4	(37.8)	3,627.5
Line of credit	—	—	—	—	—	—
Total liabilities	14.0	929.0	706.2	3,119.1	(37.8)	4,730.5

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,134.0	1,148.0	1,898.9	1,185.4	(4,232.5)	1,133.8
Noncontrolling interests	—	—	—	1,731.3	—	1,731.3
Total equity	1,134.0	1,148.0	1,898.9	2,916.7	(4,232.5)	2,865.1
Total liabilities and equity	$1,148.0	$2,077.0	$2,605.1	$6,035.8	$(4,270.3)	$7,595.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2016 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$114.0	$371.9	$—	$485.9
Hotel	—	—	—	116.2	—	116.2
Sale of real estate	—	—	12.2	17.1	—	29.3
Investment management, property services, and research fees	—	—	53.7	5.7	—	59.4
Loan purchases, loan originations, and other	—	0.1	1.1	11.4	—	12.6
Total revenue	—	0.1	181.0	522.3	—	703.4
Operating expenses
Rental operating	—	—	48.7	86.7	—	135.4
Hotel operating	—	—	—	96.3	—	96.3
Cost of real estate sold	—	—	9.6	12.5	—	22.1
Commission and marketing	—	—	7.3	0.7	—	8.0
Compensation and related	65.1	66.4	47.5	7.5	—	186.5
General and administrative	—	15.9	16.3	13.2	—	45.4
Depreciation and amortization	—	1.3	39.5	157.4	—	198.2
Total operating expenses	65.1	83.6	168.9	374.3	—	691.9
Income from unconsolidated investments	—	5.6	64.0	57.0	—	126.6
Income (loss) from consolidated subsidiaries	141.6	285.1	204.9	—	(631.6)	—
Operating income (loss)	76.5	207.2	281.0	205.0	(631.6)	138.1
Non-operating income (expense)
Acquisition-related gains	—	—	7.6	8.6	—	16.2
Acquisition-related expenses	—	—	(2.3)	(7.2)	—	(9.5)
Interest expense - corporate	—	(54.2)	—	—	—	(54.2)
Interest expense - investment	—	—	(25.4)	(112.0)	—	(137.4)
Loss on early extinguishment of corporate debt	—	—	—	—	—	—
Gain on sale of real estate	—	—	19.6	111.1	—	130.7
Other (expense) income	—	7.7	(2.7)	1.6	—	6.6
Income (loss) before provision from income taxes	76.5	160.7	277.8	207.1	(631.6)	90.5
Provision for income taxes	—	(19.1)	7.3	(2.2)	—	(14.0)
Net income (loss)	76.5	141.6	285.1	204.9	(631.6)	76.5
Net loss attributable to the noncontrolling interests	—	—	—	(70.9)	—	(70.9)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	76.5	141.6	285.1	134.0	(631.6)	5.6
Preferred dividends and accretion of preferred stock issuance costs	(2.8)	—	—	—	—	(2.8)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$73.7	$141.6	$285.1	$134.0	$(631.6)	$2.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2015 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$65.4	$339.4	$—	$404.8
Hotel	—	—	—	106.4	—	106.4
Sale of real estate	—	—	—	3.7	—	3.7
Investment management, property services, and research fees	—	—	66.1	3.2	—	69.3
Loan purchases, loan originations, and other	—	0.1	1.2	18.2	—	19.5
Total revenue	—	0.1	132.7	470.9	—	603.7
Operating expenses
Rental operating	—	—	25.3	82.7	—	108.0
Hotel operating	—	—	—	89.9	—	89.9
Cost of real estate sold	—	—	—	2.6	—	2.6
Commission and marketing	—	1.6	4.6	1.1	—	7.3
Compensation and related	30.8	50.1	65.4	8.5	—	154.8
General and administrative	—	15.0	16.7	12.1	—	43.8
Depreciation and amortization	—	0.8	20.8	144.7	—	166.3
Total operating expenses	30.8	67.5	132.8	341.6	—	572.7
Income from unconsolidated investments	—	0.4	79.3	17.7	—	97.4
Income (loss) from consolidated subsidiaries	89.8	220.1	95.9	—	(405.8)	—
Operating income (loss)	59.0	153.1	175.1	147.0	(405.8)	128.4
Non-operating income (expense)
Gain on sale of real estate	—	—	0.1	72.3	—	72.4
Acquisition-related gains	—	—	70.0	38.1	—	108.1
Acquisition-related expenses	—	(0.8)	(0.7)	(35.8)	—	(37.3)
Interest expense - corporate	—	(46.9)	—	—	—	(46.9)
Interest expense - investment	—	—	(15.8)	(93.0)	—	(108.8)
Loss on early extinguishment of corporate debt	—	(1.0)	—	—	—	(1.0)
Other (expense) income	—	1.0	(1.7)	(1.8)	—	(2.5)
Income (loss) before benefit from income taxes	59.0	105.4	227.0	126.8	(405.8)	112.4
Provision for income taxes	—	(15.6)	(6.9)	(30.9)	—	(53.4)
Net income (loss)	59.0	89.8	220.1	95.9	(405.8)	59.0
Net income attributable to the noncontrolling interests	—	—	—	15.7	—	15.7
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	59.0	89.8	220.1	111.6	(405.8)	74.7
Preferred dividends and accretion of preferred stock issuance costs	(3.6)	—	—	—	—	(3.6)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$55.4	$89.8	$220.1	$111.6	$(405.8)	$71.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2014 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	—	—	20.4	186.5	—	206.9
Hotel	—	—	—	63.3	—	63.3
Sale of real estate	—	—	0.7	27.7	—	28.4
Investment management, property services, and research fees	—	—	78.9	3.7	—	82.6
Loan purchases, loan originations, and other	—	0.1	2.0	15.3	—	17.4
Total revenue	—	0.1	102.0	296.5	—	398.6
Operating expenses
Rental operating	—	—	—	59.3	—	59.3
Hotel operating	—	—	—	57.1	—	57.1
Cost of real estate sold	—	—	0.7	20.0	—	20.7
Commission and marketing	—	—	4.4	1.2	—	5.6
Compensation and related	15.9	52.8	38.1	7.0	—	113.8
General and administrative	—	12.4	15.8	13.9	—	42.1
Depreciation and amortization	—	0.9	12.2	91.4	—	104.5
Total operating expenses	15.9	66.1	71.2	249.9	—	403.1
Income (loss) from unconsolidated investments	—	3.4	39.0	11.8	—	54.2
Income (loss) from consolidated subsidiaries	106.0	278.4	215.5	—	(599.9)	—
Operating income	90.1	215.8	285.3	58.4	(599.9)	49.7
Non-operating income (expense)
Acquisition-related gains	—	(7.0)	3.7	221.4	—	218.1
Acquisition-related expenses	—	—	(2.3)	(17.4)	—	(19.7)
Interest expense - corporate	—	(56.3)	—	(0.8)	—	(57.1)
Loss on early extinguishment of corporate debt	—	(27.3)	—	—	—	(27.3)
Interest expense - investment	—	—	(6.8)	(39.5)	—	(46.3)
Other income (expense)	—	0.2	1.5	3.4	—	5.1
Income before (provision for) benefit from income taxes	90.1	125.4	281.4	225.5	(599.9)	122.5
(Provision for) benefit from income taxes	—	(19.4)	(3.0)	(10.0)	—	(32.4)
Net income (loss)	90.1	106.0	278.4	215.5	(599.9)	90.1
Net income attributable to the noncontrolling interests	—	—	—	(68.2)	—	(68.2)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	90.1	106.0	278.4	147.3	(599.9)	21.9
Preferred dividends and accretion of preferred stock issuance costs	(8.1)	—	—	—	—	(8.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$82.0	$106.0	$278.4	$147.3	$(599.9)	$13.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2016 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income (loss)	$76.5	$141.6	$285.1	$204.9	$(631.6)	$76.5

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	0.1	0.1	—	—	(0.1)	0.1
Unrealized foreign currency translation gain (loss)	(164.1)	(164.1)	(23.1)	(161.9)	349.1	(164.1)
Amounts reclassified from accumulated other comprehensive income	3.4	3.4	—	3.4	(6.8)	3.4
Unrealized forward contract forward currency gain (loss)	(100.1)	(100.1)	21.3	(121.4)	200.2	(100.1)
Total other comprehensive income (loss) for the period	$(260.7)	$(260.7)	$(1.8)	$(279.9)	$542.4	$(260.7)

Comprehensive income (loss)	(184.2)	(119.1)	283.3	(75.0)	(89.2)	(184.2)
Comprehensive income attributable to noncontrolling interests	—	—	—	166.3	—	166.3
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$(184.2)	$(119.1)	$283.3	$91.3	$(89.2)	$(17.9)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2015 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income (loss)	$59.0	$89.8	$220.1	$95.9	$(405.8)	$59.0

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	0.1	0.1	—	—	(0.1)	0.1
Unrealized foreign currency translation gain (loss)	(138.3)	(138.3)	(13.6)	(29.6)	181.5	(138.3)
Amounts reclassified from accumulated other comprehensive income	9.7	9.7	(0.6)	10.3	(19.4)	9.7
Unrealized forward contract forward currency gain (loss)	6.3	6.3	11.5	(5.2)	(12.6)	6.3
Total other comprehensive income (loss) for the period	(122.2)	(122.2)	(2.7)	(24.5)	149.4	(122.2)

Comprehensive income (loss)	$(63.2)	$(32.4)	$217.4	$71.4	$(256.4)	$(63.2)
Comprehensive income attributable to noncontrolling interests	—	—	—	118.4	—	118.4
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$(63.2)	$(32.4)	$217.4	$189.8	$(256.4)	$55.2

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2016 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash provided by operating activities	$(0.2)	$(207.9)	$102.2	$208.8	$102.9
Cash flows from investing activities:
Additions to loans	—	(11.6)	(4.5)	—	(16.1)
Collections of loans	—	6.6	4.9	135.4	146.9
Nonrefundable escrow deposits	—	—	—	—	—
Net proceeds from sale of real estate	—	—	109.2	430.9	540.1
Purchases of and additions to real estate	—	—	(404.2)	(545.4)	(949.6)
Investment in marketable securities	—	—	(3.2)	—	(3.2)
Proceeds from sale of marketable securities	—	—	—	—	—
Investing distributions from unconsolidated investments	—		54.5	35.1	89.6
Contributions to unconsolidated investments	—	(1.0)	(104.4)	(19.5)	(124.9)
Proceeds from settlement of foreign currency derivative contracts	—	38.6	—	—	38.6
Purchases of foreign currency derivative contracts	—	(8.1)	—	—	(8.1)
(Investments in) distributions from consolidated subsidiaries, net	129.8	(36.9)	(95.4)	2.5	—
Net cash (used in) provided by investing activities	129.8	(12.4)	(443.1)	39.0	(286.7)
Cash flow from financing activities:
Borrowings under senior notes payable	—	250.0	—	—	250.0
Borrowings under lines of credit	—	125.0	—	—	125.0
Repayment of lines of credit	—	(125.0)	—	—	(125.0)
Borrowings under investment debt	—	—	530.9	658.8	1,189.7
Repayment of investment debt	—	—	(179.5)	(428.6)	(608.1)
Debt issue costs	—	(3.9)	(2.1)	(4.8)	(10.8)
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(64.8)	—	—	—	(64.8)
Dividends paid	(64.8)	—	—	—	(64.8)
Acquisitions of noncontrolling interests	—	—	—	(196.9)	(196.9)
Contributions from noncontrolling interests	—	—	—	42.1	42.1
Distributions to noncontrolling interests	—	—	—	(116.6)	(116.6)
Net cash provided by (used in) financing activities	(129.6)	246.1	349.3	(46.0)	419.8
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(81.9)	(81.9)
Net change in cash and cash equivalents	—	25.8	8.4	119.9	154.1
Cash and cash equivalents, beginning of year	—	80.2	37.0	614.4	731.6
Cash and cash equivalents, end of year	$—	$106.0	$45.4	$734.3	$885.7

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2015 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities:	$5.3	$67.4	$105.4	$0.1	$178.2
Cash flows from investing activities:
Additions to loans	—	(41.0)	—	(194.8)	(235.8)
Collections of loans	—	—	8.8	19.0	27.8
Net proceeds from sale of real estate	—	—	—	622.6	622.6
Purchases of and additions to real estate	—	—	(220.3)	(1,707.3)	(1,927.6)
Nonrefundable escrow deposits	—	—	—	(3.8)	(3.8)
Investment in marketable securities	—	—	(5.0)	—	(5.0)
Proceeds from sale of marketable securities	—	—	6.2	—	6.2
Investing distributions from unconsolidated investments	—		83.1	96.9	180.0
Contributions to unconsolidated investments	—	(2.9)	(81.5)	(99.9)	(184.3)
Proceeds from settlement of foreign currency derivative contracts	—	23.4	—	18.1	41.5
Purchases of foreign currency derivative contracts	—	(3.6)	—	(1.6)	(5.2)
(Investments in) distributions from consolidated subsidiaries, net	(157.1)	128.4	(40.0)	68.7	—
Net cash (used in) provided by investing activities	(157.1)	104.3	(248.7)	(1,182.1)	(1,483.6)
Cash flow from financing activities:
Borrowings under senior notes payable	—	—	—	—	—
Repayment of senior notes payable	—	—	—	—	—
Repayments of junior subordinated debt	—	—	—	—	—
Borrowings under lines of credit	—	95.0	—	—	95.0
Repayment of lines of credit	—	(220.0)	—	—	(220.0)
Borrowings under investment debt	—	—	168.1	1,919.8	2,087.9
Repayment of investment debt	—	—	(7.4)	(673.7)	(681.1)
Debt issue costs	—	(4.7)	(1.4)	(15.6)	(21.7)
Issuance of common stock	215.0	—	—	—	215.0
Repurchase of common stock	(11.4)	—	—	—	(11.4)
Proceeds from issuance of KWE shares, net	—	—	—	—	—
Dividends paid	(51.8)	—	—	—	(51.8)
Acquisitions of noncontrolling interests	—	—	—	(68.4)	(68.4)
Contributions from noncontrolling interests	—	—	—	14.5	14.5
Distributions from noncontrolling interests	—	—	—	(239.2)	(239.2)
Net cash provided by financing activities	151.8	(129.7)	159.3	937.4	1,118.8
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(19.5)	(19.5)
Net change in cash and cash equivalents	—	42.0	16.0	(264.1)	(206.1)
Cash and cash equivalents, beginning of year	—	38.2	21.0	878.5	937.7
Cash and cash equivalents, end of year	$—	$80.2	$37.0	$614.4	$731.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2014 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash provided by (used in) operating activities:	$(1.0)	$(203.8)	$125.1	$177.8	$98.1
Cash flows from investing activities:
Additions to loans	—	—	(10.7)	(526.1)	(536.8)
Settlements of loans	—	—	15.1	80.8	95.9
Net proceeds from sale of real estate	—	—	—	24.7	24.7
Purchases of and additions to real estate	—	(0.6)	(141.5)	(1,820.1)	(1,962.2)
Nonrefundable escrow deposits	—	—	—	(47.7)	(47.7)
Investment in marketable securities	—	—	(11.5)	—	(11.5)
Proceeds from sale of marketable securities	—	—	8.6	—	8.6
Distributions from unconsolidated investments	—	0.3	52.1	59.4	111.8
Contributions to unconsolidated investments	—	(2.0)	(70.8)	(94.9)	(167.7)
Proceeds from settlement of foreign currency derivative contracts	—	—	—	14.4	14.4
Purchases of foreign currency derivative contracts	—	—	—	(2.7)	(2.7)
(Investments in) distributions from consolidated subsidiaries, net	(142.5)	(172.8)	(89.7)	405.0	—
Net cash (used in) provided by investing activities	(142.5)	(175.1)	(248.4)	(1,907.2)	(2,473.2)
Cash flow from financing activities:
Borrowings under notes payable	—	647.2	—	—	647.2
Repayment of notes payable	—	(350.0)	—	—	(350.0)
Repayments of junior subordinated debt	—	(40.0)	—	—	(40.0)
Borrowings under lines of credit	—	215.0	—	—	215.0
Repayment of lines of credit	—	(90.0)	—	—	(90.0)
Borrowings under investment debt	—	—	68.8	1,215.0	1,283.8
Repayment of investment debt	—	—	(0.7)	(345.1)	(345.8)
Debt issuance costs	—	(13.3)	(1.0)	(24.4)	(38.7)
Issuance of common stock	190.6	—	—	—	190.6
Repurchase of common stock	(8.2)	—	—	—	(8.2)
Proceeds from issuance of KWE Shares, net	—	—	—	1,827.2	1,827.2
Dividends paid	(38.9)	—	—	—	(38.9)
Acquisitions of noncontrolling interests	—	—	—	(51.0)	(51.0)
Contributions from noncontrolling interests	—	—	—	19.9	19.9
Distributions from noncontrolling interests	—	—	—	(57.7)	(57.7)
Net cash provided by (used in) financing activities	143.5	368.9	67.1	2,583.9	3,163.4
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(28.8)	(28.8)
Net change in cash and cash equivalents	—	(10.0)	(56.2)	825.7	759.5
Cash and cash equivalents, beginning of year	—	48.2	77.2	52.8	178.2
Cash and cash equivalents, end of year	$—	$38.2	$21.0	$878.5	$937.7

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

NOTE 20—UNAUDITED QUARTERLY INFORMATION

(Dollars in millions, except earnings per share amounts)
Year ended December 31, 2016	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$180.4	$174.3	$176.5	$172.2
Operating expenses	194.3	166.1	168.6	162.9
Income from unconsolidated investments	67.3	31.7	8.4	19.2
Operating income	53.4	39.9	16.3	28.5
Non-operating (expenses) income	3.7	(21.3)	(22.4)	(7.6)
Income (loss) before provision for income taxes	57.1	18.6	(6.1)	20.9
(Provision for) benefit from income taxes	(11.9)	(5.5)	3.9	(0.5)
Net income (loss)	45.2	13.1	(2.2)	20.4
Net (income) loss attributable to noncontrolling interests	(29.6)	(15.1)	1.1	(27.3)
Preferred stock dividends and accretion of issuance costs	(1.2)	(0.5)	(0.5)	(0.6)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$14.4	$(2.5)	$(1.6)	$(7.5)
Basic (loss) earnings per share	$0.13	$(0.03)	$(0.02)	$(0.07)
Diluted (loss) earnings per share	$0.13	$(0.03)	$(0.02)	$(0.07)

(Dollars in millions, except earnings per share amounts)
Year ended December 31, 2015	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$166.3	$159.2	$140.5	$137.7
Operating expenses	164.9	144.5	141.9	121.4
Income from unconsolidated investments	53.3	15.9	17.0	11.2
Operating income (loss)	54.7	30.6	15.6	27.5
Non-operating (expenses) income	(5.5)	(21.0)	50.4	(39.9)
Income (loss) before provision for income taxes	49.2	9.6	66.0	(12.4)
(Provision for) benefit from income taxes	(20.9)	(4.5)	(36.1)	8.1
Net income (loss)	28.3	5.1	29.9	(4.3)
Net (income) loss attributable to noncontrolling interests	0.7	10.3	1.9	2.8
Preferred stock dividends and accretion of issuance costs	(0.5)	(0.5)	(0.6)	(2.0)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$28.5	$14.9	$31.2	$(3.5)
Basic (loss) earnings per share	$0.25	$0.13	$0.29	$(0.05)
Diluted (loss) earnings per share	$0.25	$0.13	$0.27	$(0.05)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2016, 2015 and 2014

NOTE 21—SUBSEQUENT EVENTS
The Company evaluated subsequent events through the date these financial statements were issued. The Company concluded that no subsequent events have occurred that would require disclosure in the consolidated financial statements.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2016

(Dollars in millions)			Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Balance at December 31, 2016 (1)
Description	Region	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total(2)	Accumulated Depreciation	Depreciable Life in Years	Date of Construction	Date Acquired(3)
Commercial
Commercial building	Western U.S.	$34.9	$11.2	$18.5	$34.6	$11.4	$54.0	$65.4	$(1.9)	39 yrs	1955/1981/1982	2013
Retail	Western U.S.	3.7	1.3	4.2	0.7	1.3	4.9	6.2	(0.4)	39 yrs	1981	2013
Retail	Western U.S.	3.9	1.4	0.8	—	1.4	0.9	2.3	—	39 yrs	1971/1982/1983	2013
Retail	Western U.S.	5.4	2.1	2.9	0.7	1.8	3.5	5.3	(0.3)	39 yrs	1958/1974-1976/1985/1989/2006	2013
Retail	Western U.S.	11.5	5.1	7.8	0.9	5.1	8.7	13.8	(0.7)	39 yrs	1989	2013
Retail	Western U.S.	7.6	3.5	7.4	1.3	3.4	8.7	12.1	(0.6)	39 yrs	1980/1983	2013
Retail	Western U.S.	7.0	2.7	6.7	0.1	2.7	6.7	9.4	(0.5)	39 yrs	1975	2013
Commercial building	Ireland	—	0.7	0.5	—	0.6	0.4	1.0	—	39 yrs	1840/2000	2013
Commercial building	Western U.S.	8.0	6.2	15.0	3.4	6.2	18.5	24.7	(3.4)	39 yrs	2007	2011
Retail	Western U.S.	17.0	9.1	14.0	3.9	9.1	17.9	27.0	(1.1)	39 yrs	1985	2014
Retail	Western U.S.	7.4	2.3	5.4	1.5	2.3	6.8	9.1	(0.5)	39 yrs	1979/1980	2014
Commercial portfolio	United Kingdom	—	49.4	136.4	12.9	36.9	114.0	150.9	(7.5)	39 yrs	Various	2014
Commercial portfolio	United Kingdom	208.1	88.9	328.9	11.2	66.1	251.6	317.7	(15.7)	39 yrs	Various	2014
Commercial portfolio	Ireland	254.7	110.8	392.1	5.3	86.0	355.5	441.5	(19.5)	39 yrs	Various	2014
Commercial building	United Kingdom	—	85.3	232.0	11.3	66.3	191.7	258.0	(10.8)	39 yrs	2003	2014
Commercial building	Ireland	76.8	48.6	131.1	0.6	6.6	100.6	107.2	(6.9)	39 yrs	2009	2014
Commercial building	United Kingdom	65.5	6.2	120.8	15.2	4.6	105.0	109.6	(6.6)	39 yrs	2010	2014
Retail	Western U.S.	13.1	5.7	12.7	0.6	5.7	13.3	19.0	(0.6)	39 yrs	1979/1980	2015
Commercial building	Western U.S.	59.9	37.8	60.6	3.2	37.8	63.7	101.5	(3.0)	39 yrs	1982	2015
Commercial building	Western U.S.	30.0	11.6	36.5	2.3	11.6	38.7	50.3	(1.5)	39 yrs	1968	2015
Retail	Western U.S.	5.1	1.6	6.0	—	1.6	6.0	7.6	(0.2)	39 yrs	1979/2002	2015
Commercial building	Western U.S.	34.9	20.7	47.8	24.2	20.7	52.0	72.7	(1.4)	39 yrs	1982	2015
Commercial portfolio	United Kingdom	343.3	228.5	342.0	3.2	185.9	274.8	460.7	(12.5)	39 yrs	Various	2015
Commercial building	Ireland	—	11.1	40.1	—	10.3	34.0	44.3	(1.6)	39 yrs	1982	2015
Commercial portfolio	United Kingdom	—	104.4	178.7	1.1	82.7	142.8	225.5	(5.0)	39 yrs	Various	2015
Retail portfolio	Spain	45.6	21.5	60.1	—	20.5	57.5	78.0	(1.9)	39 yrs	Various	2015
Retail	Spain	38.8	27.1	46.2	1.3	27.9	49.0	76.9	(1.1)	39 yrs	1995	2015

Commercial building	Ireland	—	0.7	6.8	—	0.6	6.3	6.9	(0.2)	39 yrs	1998	2015
Commercial building	Ireland	—	0.8	5.1	—	0.8	4.8	5.6	(0.1)	39 yrs	2001	2015
Commercial portfolio	Ireland	—	1.8	9.6	0.3	3.6	18.1	21.7	(0.2)	39 yrs	Various	2015
Commercial portfolio	Italy	—	47.5	135.1	—	46.0	129.8	175.8	(3.1)	39 yrs	Various	2015
Retail	Western U.S.	7.8	2.6	9.5	—	2.6	9.5	12.1	(0.2)	39 yrs	1961	2016
Commercial building	Ireland	—	2.0	11.9	—	1.9	11.4	13.3	(0.2)	39 yrs	2007	2016
Retail	Western U.S.	29.0	9.3	29.9	—	9.3	29.9	39.2	(0.1)	39 yrs	1984/2008	2016
Industrial	United Kingdom	—	6.9	8.8	—	5.8	6.5	12.3	(0.9)	39 yrs	1984/2003	2016
Commercial portfolio	United Kingdom	—	32.1	70.4	—	27.3	59.9	87.2	(0.9)	39 yrs	Various	2016
Commercial building	Ireland	—	4.3	64.0	0.4	3.9	58.8	62.7	(0.9)	39 yrs	2009	2016
Industrial	United Kingdom	—	5.0	9.2	—	4.8	8.2	13.0	—	39 yrs	2002	2016
Retail	Western U.S.	4.2	1.3	5.6	—	1.3	5.6	6.9	—	39 yrs	1995/1996	2016
Multifamily
615-unit multifamily building	Western U.S.	115.6	30.0	90.1	3.5	30.0	93.6	123.6	(9.5)	39 yrs	1965/2006	2013
450-unit multifamily building	Western U.S.	48.2	18.4	43.0	4.1	18.4	47.2	65.6	(5.2)	39 yrs	1974	2013
297-unit multifamily building	Western U.S.	22.4	3.9	25.8	1.5	3.9	27.3	31.2	(2.4)	39 yrs	1999	2013
178-unit Apartment building	Western U.S.	31.4	12.3	18.5	4.7	12.3	23.1	35.4	(3.8)	39 yrs	1975	2012
217-unit Multifamily property	Western U.S.	24.5	2.6	41.4	1.5	2.5	40.7	43.2	(4.5)	39 yrs	2011	2012
366-unit Apartment building	Western U.S.	53.3	9.1	36.3	7.0	9.1	43.3	52.4	(6.0)	39 yrs	2000	2012
204-unit Apartment building	Western U.S.	13.6	5.3	20.2	3.4	5.3	22.3	27.6	(8.0)	39 yrs	1986	2008
81-unit multifamily building	Ireland	—	4.8	15.0	0.1	3.7	11.9	15.6	(0.7)	39 yrs	2009	2014
272-unit multifamily building	Ireland	—	32.7	81.5	11.0	25.0	117.5	142.5	(6.6)	39 yrs	2008	2014
26-unit multifamily building	Ireland	7.4	0.6	14.8	0.6	0.4	12.1	12.5	(0.8)	39 yrs	2009	2014
210-unit multifamily building	Ireland	40.4	12.2	61.6	1.7	9.4	47.9	57.3	(3.2)	39 yrs	2005	2014
118-unit multifamily building	Ireland	24.1	11.0	36.1	2.2	8.4	29.8	38.2	(2.4)	39 yrs	2007	2014
423-unit multifamily building	Ireland	87.4	17.9	105.0	45.7	15.2	130.4	145.6	(5.4)	39 yrs	2008	2014
294-unit multifamily building	United Kingdom	—	22.1	84.0	7.3	18.5	77.6	96.1	(1.8)	39 yrs	2012	2015
203-unit multifamily building	Western U.S.	19.5	2.6	23.8	2.0	2.6	25.8	28.4	(2.1)	39 yrs	2005	2014
542-unit multifamily building	Western U.S.	91.5	38.3	57.5	6.6	38.3	64.1	102.4	(5.0)	39 yrs	1987	2014
576-unit multifamily building	Western U.S.	31.4	8.7	49.2	4.2	8.7	38.9	47.6	(2.7)	39 yrs	1986/1996	2014
240-unit multifamily building	Western U.S.	19.0	3.9	22.3	5.3	8.7	54.5	63.2	(3.7)	39 yrs	1990	2014
396-unit multifamily building	Western U.S.	31.0	8.7	34.7	2.7	3.9	25.0	28.9	(1.8)	39 yrs	1989/1995	2014

118-unit multifamily building	Western U.S.	13.5	2.1	18.6	0.8	2.1	19.4	21.5	(1.3)	39 yrs	1990	2014
324-unit multifamily building	Western U.S.	24.1	3.2	28.6	3.7	3.2	32.3	35.5	(2.1)	39 yrs	1996	2014
280-unit multifamily building	Western U.S.	37.3	6.0	40.3	1.0	6.0	41.2	47.2	(2.3)	39 yrs	2004/2006	2014
750-unit multifamily building	Western U.S.	85.8	22.1	78.2	3.9	22.1	82.1	104.2	(4.8)	39 yrs	1987	2014
Condo	Western U.S.	—	—	0.2	—	—	1.0	1.0	—	39 yrs	2005	2014
208-unit multifamily building	Western U.S.	37.7	9.3	37.3	2.1	9.3	39.4	48.7	(1.8)	39 yrs	2004	2015
1,008-unit multifamily building	Western U.S.	175.0	62.3	152.5	7.4	62.3	159.8	222.1	(6.5)	39 yrs	1988	2015
460-unit multifamily building	Western U.S.	46.2	13.2	53.0	1.4	13.2	54.3	67.5	(1.9)	39 yrs	1988	2015
204-unit multifamily building	Western U.S.	13.9	2.0	17.6	0.3	2.0	17.9	19.9	(0.3)	39 yrs	1999	2016
168-unit multifamily building	Western U.S.	10.1	1.8	13.1	0.3	1.8	13.4	15.2	(0.2)	39 yrs	1992	2016
430-unit multifamily building	Western U.S.	62.5	12.9	67.4	0.2	12.8	67.6	80.4	(0.8)	39 yrs	2006	2016
386-unit multifamily building	Western U.S.	64.8	—	81.4	0.2	0.1	81.7	81.8	(0.8)	39 yrs	2002	2016
157-unit multifamily building	Western U.S.	42.9	14.5	46.0	—	14.5	46.0	60.5	(0.4)	39 yrs	2013	2016
408-unit multifamily building	Western U.S.	60.4	9.3	83.3	—	9.3	83.3	92.6	(0.2)	39 yrs	1998	2016

Hotel
Hotel/condos	Western U.S.	39.6	9.8	76.7	—	15.4	81.0	96.4	(5.3)	39 yrs	2006	2013
Hotel	Western U.S.	10.2	1.3	15.6	—	1.3	15.8	17.1	(0.9)	39 yrs	2001/2008	2014
Hotel and golf course	United Kingdom	—	12.2	37.3	3.7	9.1	35.3	44.4	(1.9)	39 yrs	2001/2008	2014
Hotel and golf course	Ireland	—	6.8	30.6	3.7	5.3	32.0	37.3	(3.1)	39 yrs	1894/1995	2014
Hotel	Ireland	75.7	54.0	114.3	8.7	43.7	103.4	147.1	(6.0)	39 yrs	1824/2005	2014

Residential
Single family home	Western U.S.	—	4.1	4.2	—	4.5	4.3	8.8	(0.9)	39 yrs	2008	2008
Residential development	Spain	—	—	6.4	0.1	—	1.5	1.5	—	N/A	N/A	2014
Residential development	Spain	—	—	9.2	3.1	—	11.0	11.0	—	N/A	1900	2015
Residential development	Spain	—	—	34.7	9.3	—	40.9	40.9	—	N/A	1880	2015
Residential development	Ireland	—	0.5	3.4	—	0.5	7.9	8.4	—	N/A	Various	2015
Mixed used development	Ireland	—	46.2	0.6	68.1	40.4	68.1	108.5	—	N/A	N/A	2014
Residential development	Spain	—	—	13.9	—	—	13.0	13.0	—	N/A	N/A	2014
Residential development	Ireland	—	17.2	—	—	16.1	—	16.1	—	N/A	1880	2016
Single family home	Western U.S.	—	0.2	1.1	—	0.2	1.1	1.3	—	N/A	N/A	2016

Land
2700 acres	Western U.S.	—	31.8	3.7	0.7	37.8	4.3	42.1	(1.2)	N/A	1912	2010
40-acre lot	Western U.S.	—	1.7	—	—	1.7	—	1.7	—	N/A	N/A	2014
Grand Total		$2,783.6	$1,608.7	$4,551.1	$374.0	$1,383.4	$4,422.0	$5,805.4	$(230.3)

(1) The tax basis of all the properties in aggregate totaled $5,540.2 million.
(2) Excludes acquired in place lease values
(3) For assets that were consolidated the date acquired represents when the asset was presented as real estate not when initially acquired by KW Group

Changes in real estate for the years ended December 31 2016, 2015 and 2014 were as follows:

	For the year ended December 31,
(Dollars in millions)	2016	2015	2014
Balance at the beginning of period	$5,624.2	$4,067.1	$684.6
Additions during the period:
Acquisitions through foreclosure	—	99.3	35.9
Other acquisitions	542.7	1,473.1	2,201.9
Improvements	366.9	168.1	55.8
Consolidations	39.3	602.1	1,449.7
Foreign Currency	(423.6)	(270.3)	(262.4)
Deductions during the period:
Cost of real estate sold	(344.1)	(515.2)	(98.4)
Balance at close of period	$5,805.4	$5,624.2	$4,067.1

Changes in accumulated depreciation for the years ended December 31 were as follows:

	For the year ended December 31,
(Dollars in millions)	2016	2015	2014
Balance at the beginning of period	$139.1	$61.9	$15.8
Additions during the period:
Depreciation expense	113.0	88.1	46.5
Deductions during the period:
Dispositions	(11.3)	(7.8)	—
Foreign Currency	(10.5)	(3.1)	(0.4)
Balance at close of period	$230.3	$139.1	$61.9

See accompanying report of independent registered public accounting firm.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Schedule IV—Mortgage Loans on Real Estate
December 31, 2016
(Dollars in millions)

Description		Region	Interest Rate	Final Maturity Date	Balloon Amount	Face Amount of Mortgages	Carrying Amount December 31, 2016	Principal Amount of Loans Subject to Delinquent Principal or Interest
Commercial
Commercial building		Western U.S.	1-Mo LIBOR + 3.00%	2021	$8.0	$8.0	$8.0	$—
Commercial building		Western U.S.	1-Mo LIBOR + 2.00%	2017	58.5	59.9	59.8	—
Retail		Western U.S.	4.79%	2018	3.5	3.7	3.7	—
Retail		Western U.S.	4.01%	2018	12.7	13.1	13.1	—
Retail		Western U.S.	4.41%	2018	4.9	5.1	5.1	—
Retail		Western U.S.	5.00%	2019	16.1	17.0	17.0	—
Retail		Western U.S.	4.38%	2020	3.5	3.9	3.9	—
Retail		Western U.S.	4.10%	2020	10.6	11.5	11.5	—
Retail		Western U.S.	5.75%	2023	6.2	7.6	7.6	—
Retail		Western U.S.	5.00%	2023	6.0	7.0	7.0	—
Retail		Western U.S.	4.73%	2024	4.5	5.7	5.7	—
Retail		Western U.S.	4.56%	2024	1.4	1.7	1.7	—
Retail		Western U.S.	4.36%	2025	4.3	5.4	5.4	—
Retail		Western U.S.	4.10%	2021	6.7	7.8	7.8	—
Retail		Western U.S.	1-Mo LIBOR + 2.35%	2021	28.3	29.0	29.0	—
Retail		Western U.S.	3.99%	2019	4.2	4.2	4.2	—
Commercial building		Western U.S.	1-Mo LIBOR + 2.00%	2025	27.3	34.9	34.9	—
Commercial building		Western U.S.	1-Mo LIBOR + 2.25%	2025	24.9	30.0	30.0	—
Commercial building		Western U.S.	1-Mo LIBOR + 2.25%	2025	30.0	34.9	34.8	—
Commercial portfolio	(1)	United Kingdom	3-Mo GBP LIBOR + 1.80%	2019	208.1	208.1	208.1	—
Retail		United Kingdom	2.82%	2025	65.5	65.5	65.5	—
Commercial portfolio	(1)	Ireland	3-Mo EURIBOR + 2.125%	2019	254.4	254.7	254.7	—
Commercial portfolio	(1)	United Kingdom	3-Mo GBP LIBOR + 2.50%	2018	56.5	56.5	56.5	—
Commercial portfolio	(1)	United Kingdom	2.90%	2020	87.2	87.2	87.2	—
Commercial portfolio	(1)	United Kingdom	2.91%	2023	199.6	199.6	199.6	—
Commercial building		Ireland	2.59%	2024	76.8	76.8	76.8	—
Retail portfolio	(1)	Spain	3-Mo EURIBOR + 1.60%	2030	38.8	38.8	38.8	—
Retail portfolio	(1)	Spain	3-Mo EURIBOR + 1.60%	2031	45.6	45.6	45.6

Multifamily
1,008-unit multifamily building		Western U.S.	3.50%	2026	175.0	175.0	175.0	—

204-unit multifamily building	Western U.S.	4.19%	2018	13.1	13.6	13.6	—
460-unit multifamily building	Western U.S.	4.07%	2018	31.8	33.1	33.1	—
576-unit multifamily building	Western U.S.	4.25%	2019	30.2	31.4	31.8	—
240-unit multifamily building	Western U.S.	4.25%	2019	18.3	19.0	19.2	—
396-unit multifamily building	Western U.S.	4.25%	2019	29.8	31.0	31.4	—
615-unit multifamily building	Western U.S.	4.31%	2020	60.3	65.8	67.2	—
615-unit multifamily building	Western U.S.	4.64%	2020	16.8	18.2	18.8	—
615-unit multifamily building	Western U.S.	4.44%	2020	29.4	31.6	31.6	—
460-unit multifamily building	Western U.S.	1-Mo LIBOR + 3.24%	2020	12.1	13.1	13.1	—
203-unit multifamily building	Western U.S.	3.86%	2026	17.7	19.5	19.5	—
118-unit multifamily building	Western U.S.	1-Mo LIBOR + 1.74%	2021	13.5	13.5	13.5	—
217-unit multifamily building	Western U.S.	3.35%	2023	21.0	24.5	24.5	—
450-unit multifamily building	Western U.S.	3.58%	2023	41.2	48.2	48.2	—
750-unit multifamily building	Western U.S.	3.73%	2023	51.7	60.4	60.7	—
750-unit multifamily building	Western U.S.	1-Mo LIBOR + 3.05%	2023	25.4	25.4	25.4	—
542-unit multifamily building	Western U.S.	3.78%	2024	69.9	77.2	77.2	—
542-unit multifamily building	Western U.S.	1-Mo LIBOR + 2.80%	2024	13.0	14.3	14.3	—
366-unit multifamily building	Western U.S.	3.24%	2025	47.8	53.3	53.3	—
324-unit multifamily building	Western U.S.	5.30%	2025	13.8	15.1	17.0	—
324-unit multifamily building	Western U.S.	1-Mo LIBOR + 2.64%	2025	8.0	9.0	9.0	—
280-unit multifamily building	Western U.S.	3.59%	2025	32.9	37.3	37.3	—
208-unit multifamily building	Western U.S.	3.77%	2025	34.1	37.7	37.7	—
297-unit multifamily building	Western U.S.	4.93%	2026	19.0	22.4	22.4	—
178-unit multifamily building	Western U.S.	3.74%	2027	31.4	31.4	31.4	—
204-unit multifamily building	Western U.S.	1-Mo LIBOR + 2.36%	2026	12.4	13.9	13.9	—
168-unit multifamily building	Western U.S.	1-Mo LIBOR + 2.36%	2026	8.9	10.1	10.1	—
430-unit multifamily building	Western U.S.	3.63%	2026	56.6	62.5	62.5	—
386-unit multifamily building and 14 retail units	Western U.S.	1-Mo LIBOR + 2.48%	2023	59.5	64.8	64.8	—
157-unit multifamily building	Western U.S.	3.63%	2026	40.7	42.9	42.9	—
204-unit multifamily building	Western U.S.	3.59%	2026	54.8	60.4	60.4	—
26-unit multifamily building	Ireland	3-Mo EURIBOR + 4.00%	2019	7.4	7.4	7.4	—
210-unit multifamily building	Ireland	2.57%	2025	40.4	40.4	40.4	—
118-unit multifamily building	Ireland	2.57%	2025	24.1	24.1	24.1	—
423-unit multifamily building	Ireland	2.57%	2025	59.4	59.4	59.4	—

Residential, Hotel, and Other
Hotel	Western U.S.	1-Mo LIBOR + 3.00%	2017	10.2	10.2	10.2	—
Hotel/Condominium units	Western U.S.	5.00%	2021	36.3	39.6	39.6	—
Hotel	Ireland	3.88%	2025	75.7	75.7	75.7	—

Development Project		Ireland	3-Mo EURIBOR + 4.35%	2018	28.0	28.0	28.0	—
Corporate	(1)	United Kingdom	3.95%	2022	616.8	617.1	616.8	—
Corporate	(1)	United Kingdom	3.25%	2025	575.5	579.2	575.6	—
					$3,858.0	$3,979.9	$3,981.0	$—

(1) Investment made and held directly by KWE

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Schedule IV—Mortgage Loans on Real Estate (continued)
December 31, 2016
(Dollars in millions)

Activity for the year ended December 31, 2016 is as follows:

Balance - December 31, 2015	$3,658.2
New mortgage loans	1,206.1
Other additions	8.9
Amortization of mortgage premium	(3.4)
Payments of principal	(611.6)
Foreign currency gain (loss)	(277.2)
Balance - December 31, 2016	$3,981.0

See accompanying report of independent registered public accounting firm.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and procedures
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
Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation our disclosure controls and procedures as of December 31, 2016. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management’s Report on Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

KPMG LLP, the independent registered public accounting firm that audited the Company's 2016 consolidated financial statements included in this annual report on Form 10-K, has issued a report on the Company's internal control over financial reporting, which is included in this report.

Changes in Internal Control over Financial Reporting

There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2016 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 11.	Executive Compensation
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2016 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2016 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2016 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2016 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this annual report:

(1)
Financial Statements. See the accompanying Index to Consolidated Financial Statements, which appears on page 67 of the annual report. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page 67 of this report, are incorporated by reference into this Item 15.

(2)
Financial Statement Schedules. Schedules III and IV are listed in the Index to Consolidated Financial Statements, which appear beginning on page 123 of this report, are incorporated by reference into this Item 15. All other Financial Statement Schedules have been omitted because the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the notes thereto.

(3)	Exhibits. See Item 15(b) below.

(b) Exhibits. The exhibits listed on the Exhibit Index set forth below on page 135 are filed as part of, or are incorporated by reference into, this annual report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2017.

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

Name	Title	Date

/S/ WILLIAM J. MCMORROW William J. McMorrow	Chief Executive Officer (principal executive officer) and Chairman	February 27, 2017

/S/ JUSTIN ENBODY Justin Enbody	Chief Financial Officer (principal financial officer and principal accounting officer)	February 27, 2017

/S/ NORM CREIGHTON Norm Creighton	Director	February 27, 2017

/S/ CATHY HENDRICKSON Cathy Hendrickson	Director	February 27, 2017

/S/ DAVID A. MINELLA David A. Minella	Director	February 27, 2017

/S/ KENT MOUTON Kent Mouton	Director	February 27, 2017

/S/ JERRY R. SOLOMON Jerry R. Solomon	Director	February 27, 2017

/S/ STANLEY ZAX Stanley Zax	Director	February 27, 2017

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Amended and Restated Certificate of Incorporation.	Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed June 19, 2014.
3.2	Amended and Restated Bylaws.	Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K (001-33824) filed February 23, 2017.
4.1	Specimen Common Stock Certificate.	Filed as an Exhibit to the Registrant's Registration Statement on Amendment no. 1 to Form 8-A (File No.: 333-145110) filed on November 16, 2009 and incorporated by reference herein.
4.2	Certificate of Designation of Series B Preferred Stock.	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed August 16, 2010.
4.3
Registration Rights Agreement, dated as of December 6, 2012, among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantor parties thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC.
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
4.16
Supplemental Indenture No. 8 to the 2042 Notes Indenture dated January 6, 2014 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.
Filed as Exhibit 4.37 to Registrant’s Annual Report on Form 10-K filed March 3, 2014.
4.17
Supplemental Indenture No. 9 to the 2042 Notes Indenture dated March 18, 2014 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.
Filed as Exhibit 4.5 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed May 12, 2014.

4.18
Supplemental Indenture No. 10 to the 2042 Notes Indenture dated September 5, 2014 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee
Filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed November 10, 2014.
4.19
Supplemental Indenture No. 11 to the 2042 Notes Indenture dated November 11, 2014 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.
Filed as Exhibit 4.6 to Registrant’s Current Report on Form 8-K (001-33824) filed November 18, 2014.
4.20
Supplemental Indenture No. 12 to the 2042 Notes Indenture dated as of January 22, 2016, among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the related entity party thereto, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee.
Filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed May 6, 2016
4.21
Supplemental Indenture No. 13 to the 2042 Notes Indenture dated as of February 11, 2016, among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantor party thereto and Wilmington Trust, National Association, as trustee.
Filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed May 6, 2016
4.22
Supplemental Indenture No. 14 to the 2042 Notes Indenture dated as of May 19, 2016, among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantor party thereto and Wilmington Trust, National Association, as trustee.
Filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed August 5, 2016
4.12	Base Indenture dated March 25, 2014 between Kennedy-Wilson, Inc. and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed May 12, 2014.
4.13	Supplemental Indenture No. 1 dated March 25, 2014 among Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee	Filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K (001-33824) filed March 26, 2014.
4.14	Supplemental Indenture No. 2 dated September 5, 2014 among Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed November 10, 2014.
4.15	Supplemental Indenture No. 3 dated November 11, 2014 among Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K (001-33824) filed November 18, 2014.
4.23
Supplemental Indenture No. 4 dated January 22, 2016 among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the related entity names there in, the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.
Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed May 6, 2016.
4.24
Supplemental Indenture No. 5 dated February 11, 2016 among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantor named therein and Wilmington Trust, National Association, as trustee.
Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed May 6, 2016.
4.25
Supplemental Indenture No. 6 dated May 19, 2016 among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the related entity names there in, the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.
Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed August 5, 2016.
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
Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed December 11, 2015.
21	List of Subsidiaries	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
24.1	Power of Attorney (included on signature page).	Filed herewith.
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.	Filed herewith.
31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.	Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.	Filed herewith.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer.	Filed herewith.
101
The following materials from Kennedy-Wilson Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income (iii) the Consolidated Statements of Equity (iv) the Consolidated Statements of Cash Flows (v) related notes to those financial statements and (vi) Schedule III - Real Estate and Accumulated Depreciation.
Filed herewith.

__________

†	Management Contract, Compensation Plan or Agreement.
(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.