Form 10-Q
period 2017-03-31
Kennedy-Wilson Holdings, Inc.
filed 2017-05-10
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
(310) 887-6400

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.
(See definition of “large accelerated filer, accelerated filer, smaller reporting company and emerging growth company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Emerging Growth Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
The number of shares of common stock outstanding as of May 9, 2017 was 114,237,750.

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
Forward-looking statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. These risks and uncertainties may include the risks and uncertainties described elsewhere in this report and other filings with the Securities and Exchange Commission (the “SEC”), including the Item 1A. “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2016. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed in our filings with the SEC. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.
Non-GAAP Measures and Certain Definitions
“KWH,” "KW," “Kennedy Wilson,” the "Company," "we," "our," or "us" refers to Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries. The consolidated financial statements of the Company include the results of the Company's consolidated subsidiaries (including KWE).
“KWE” refers to Kennedy Wilson Europe Real Estate plc, a London Stock Exchange-listed company that we externally manage through a wholly-owned subsidiary.  In our capacity as external manager of KWE, we are entitled to receive certain (i) management fees equal to 1% of KWE’s adjusted net asset value (EPRA NAV), half of which are paid in cash and the remainder of which is paid are KWE shares; and (ii) performance fees, all of which are paid in KWE shares.  In accordance with U.S. GAAP, the financial position and results of KWE are consolidated in our financial statements.  We own an approximately 23.65% equity interest in KWE as of March 31, 2017, and throughout this report, we refer to our pro-rata ownership stake (based on our 23.65% equity interest or weighted-average ownership interest during the period, as applicable) in investments made and held directly by KWE and its subsidiaries.
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
 “Adjusted EBITDA” represents net income before interest expense, our share of interest expense included in income from investments in unconsolidated investments, depreciation and amortization, our share of depreciation and amortization included in income from unconsolidated investments, loss on early extinguishment of corporate debt and income taxes, share-based compensation expense for the Company and EBITDA attributable to noncontrolling interests. Our management uses Adjusted EBITDA to analyze our business because it adjusts net income for items we believe do not accurately reflect the nature of our business going forward or that relate to non-cash compensation expense or noncontrolling interests. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations. However, Adjusted EBITDA is not a recognized measurement under GAAP and when analyzing our operating performance, readers should use Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not remove all non-cash items (such as acquisition-related gains) or consider certain cash requirements such as tax and debt service payments. The amount shown for Adjusted EBITDA also differs from the amount calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.

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
"Net operating income" or " NOI” is a non-GAAP measure representing the income produced by a property calculated by deducting operating expenses from operating revenues. Our management uses net operating income to assess and compare the performance of our properties and to estimate their fair value. Net operating income does not include the effects of depreciation or amortization or gains or losses from the sale of properties because the effects of those items do not necessarily represent the actual change in the value of our properties resulting from our value-add initiatives or changing market conditions. Our management

ii

believes that net operating income reflects the core revenues and costs of operating our properties and is better suited to evaluate trends in occupancy and lease rates.
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
"Pro-Rata" represents Kennedy Wilson's share calculated by using our proportionate economic ownership of each asset in our portfolio, including our 23.65% ownership in KWE as of March 31, 2017. Please also refer to the pro-rata financial data in our supplemental financial information.
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

iii

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2017	December 31, 2016
(Dollars in millions, except share and per share amounts)
Assets
Cash and cash equivalents	$168.0	$260.2
Cash held by consolidated investments	640.3	625.5
Accounts receivable (including $39.8 and $30.4 of related party)	80.2	71.3
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	5,832.0	5,814.2
Loan purchases and originations	82.6	87.7
Unconsolidated investments (including $375.8 and $329.4 at fair value)	567.6	555.6
Other assets	255.3	244.6
Total assets (1)	$7,626.0	$7,659.1

Liabilities and equity
Liabilities
Accounts payable	$14.7	$11.2
Accrued expenses and other liabilities	377.8	412.1
Investment debt	3,959.2	3,956.1
Senior notes payable	937.1	936.6
Total liabilities (1)	5,288.8	5,316.0

Equity
Common stock, 114,511,348 and 115,740,906 shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	1,213.0	1,231.4
Accumulated deficit	(121.9)	(112.2)
Accumulated other comprehensive loss	(66.1)	(71.2)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	1,025.0	1,048.0
Noncontrolling interests	1,312.2	1,295.1
Total equity	2,337.2	2,343.1
Total liabilities and equity	$7,626.0	$7,659.1

(1) The assets and liabilities as of March 31, 2017 include $4.6 billion (including cash held by consolidated investments of $0.6 billion and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $3.7 billion) and $2.7 billion (including investment debt of $2.4 billion), respectively, from consolidated variable interest entities ("VIEs"). The assets and liabilities as of December 31, 2016 include $4.5 billion (including cash held by consolidated investments of $0.6 billion and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $3.6 billion) and $2.7 billion (including investment debt of $2.4 billion), respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except share and per share amounts)	2017	2016
Revenue
Rental	$124.3	$119.9
Hotel	29.5	29.1
Sale of real estate	0.8	1.9
Investment management, property services and research fees (includes $9.7 and $11.0 of related party fees)	17.5	19.1
Loan purchases, loan originations and other	2.1	2.1
Total revenue	174.2	172.1
Operating expenses
Rental operating	36.0	31.0
Hotel operating	24.4	24.5
Cost of real estate sold	0.7	1.4
Commission and marketing	2.0	1.8
Compensation and related	32.7	45.7
General and administrative	10.0	10.1
Depreciation and amortization	49.7	48.3
Total operating expenses	155.5	162.8
Income from unconsolidated investments	22.5	19.2
Operating income	41.2	28.5
Non-operating income (expense)
Gain on sale of real estate	5.4	38.4
Acquisition-related expenses	(0.3)	(2.0)
Interest expense-investment	(34.4)	(32.5)
Interest expense-corporate	(15.6)	(12.1)
Other income	0.5	0.7
(Loss) income before benefit from (provision for) income taxes	(3.2)	21.0
Benefit from (provision) for income taxes	4.1	(0.5)
Net income	0.9	20.5
Net income attributable to the noncontrolling interests	(0.1)	(27.4)
Preferred dividends and accretion of preferred stock issuance costs	—	(0.5)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$0.8	$(7.4)
Basic income (loss) per share
Loss per basic	$—	$(0.07)
Weighted average shares outstanding for basic	112,167,447	109,214,633
Diluted income (loss) per share
Loss per diluted	$—	$(0.07)
Weighted average shares outstanding for diluted	112,167,447	109,214,633
Dividends declared per common share	$0.17	$0.14

See accompanying notes to consolidated financial statements.
Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2017	2016

Net income	$0.9	$20.5
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation gain	21.2	22.2
Unrealized gain on marketable securities	—	0.1
Unrealized currency derivative contracts gain (loss)	8.7	(50.3)
Total other comprehensive income (loss) for the period	29.9	(28.0)

Comprehensive income (loss)	30.8	(7.5)
Comprehensive (income) loss attributable to noncontrolling interests	(24.9)	1.5
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$5.9	$(6.0)

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statement of Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
(Dollars in millions, except share amounts)	Shares	Amount					Total
Balance at December 31, 2016	115,740,906	$—	$1,231.4	$(112.2)	$(71.2)	$1,295.1	$2,343.1
Cumulative effect of ASU 2016-09 adoption(1)	—	—	—	9.3	—	—	9.3
Shares forfeited	(37,500)	—	—	—	—	—	—
Shares withheld and retired upon vesting of restricted stock grants	(1,114,903)		(27.5)	—	—	—	(27.5)
Shares retired due to common stock repurchase program	(77,155)	—	(1.4)	(0.3)	—	—	(1.7)
Stock based compensation	—	—	10.5	—	—	—	10.5
Other comprehensive income (loss):
Unrealized foreign currency translation income, net of tax	—	—	—	—	5.4	15.8	21.2
Unrealized foreign currency derivative contract (loss) income, net of tax	—	—	—	—	(0.3)	9.0	8.7
Unrealized gains on marketable securities, net of tax	—	—	—	—	—	—	—
Common stock dividends	—	—	—	(19.5)	—	—	(19.5)
Net income	—	—	—	0.8		0.1	0.9
Acquisition of Kennedy Wilson Europe (KWE) shares from noncontrolling interest holders	—	—	—	—	—	(0.7)	(0.7)
Contributions from noncontrolling interests, excluding KWE	—	—	—	—	—	8.8	8.8
Distributions to noncontrolling interests	—	—	—	—	—	(15.9)	(15.9)
Balance at March 31, 2017	114,511,348	$—	$1,213.0	$(121.9)	$(66.1)	$1,312.2	$2,337.2
(1) See Note 2 for further discussion.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Cash flows from operating activities:
Net income	$0.9	$20.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gain from sale of real estate	(5.6)	(38.9)
Depreciation and amortization	49.7	48.3
(Benefit from) provision for deferred income taxes	(5.8)	0.6
Amortization of deferred loan costs	2.0	2.5
Amortization of discount and accretion of premium on issuance of the senior notes and investment debt	(0.1)	(0.2)
Unrealized net loss (gain) on derivatives	0.3	(0.6)
Income from unconsolidated investments	(22.5)	(19.2)
Accretion of interest income on loans	(1.8)	(1.9)
Operating distributions from unconsolidated investments	17.6	6.6
Operating distributions from loan purchases and originations	1.7	9.0
Share-based compensation	10.5	17.5
Change in assets and liabilities:
Accounts receivable	1.6	(12.0)
Other assets	(8.0)	(11.6)
Accounts payable, accrued expenses and other liabilities	(29.3)	(29.5)
Net cash provided by (used in) operating activities	11.2	(8.9)
Cash flows from investing activities:
Additions to loans	—	(4.8)
Collections of loans	6.4	130.2
Net proceeds from sale of real estate	40.3	108.0
Purchases of and additions to real estate	(47.0)	(102.2)
Additions to nonrefundable escrow deposits	—	(1.7)
Proceeds from settlement of foreign derivative contracts	2.7	22.6
Purchases of foreign derivative contracts	(0.4)	(3.4)
Investment in marketable securities	(0.3)	(0.9)
Distributions from unconsolidated investments	17.9	23.8
Contributions to unconsolidated investments	(28.8)	(23.2)
Net cash (used in) provided by investing activities	(9.2)	148.4
Cash flows from financing activities:
Borrowings under line of credit	—	50.0
Borrowings under investment debt	24.0	126.2
Repayment of investment debt	(56.5)	(41.1)
Debt issue costs	(0.1)	(2.2)
Repurchase and retirement of common stock	(29.2)	(13.1)
Dividends paid	(18.5)	(14.3)
Acquisition of KWE shares from noncontrolling interest holders	(0.8)	(41.3)
Contributions from noncontrolling interests, excluding KWE	8.8	5.5
Distributions to noncontrolling interests	(15.9)	(43.7)
Net cash (used in) provided by financing activities	(88.2)	26.0
Effect of currency exchange rate changes on cash and cash equivalents	8.8	1.0
Net change in cash and cash equivalents(1)	(77.4)	166.5
Cash and cash equivalents, beginning of period	885.7	731.6
Cash and cash equivalents, end of period	$808.3	$898.1

(1) See discussion of non-cash effects in notes to statement of cash flows.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental cash flow information:

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Cash paid for:
Interest(1)	$23.8	$23.4
Income taxes(2)	8.5	7.6

(1) $5.8 million and $8.1 million attributable to noncontrolling interests for the three months ended March 31, 2017 and 2016, respectively.
(2) $6.5 million and $6.2 million attributable to noncontrolling interests for the three months ended March 31, 2017 and 2016, respectively.

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
(Dollars in millions)	2017	2016

Accrued capital expenditures	$6.6	$13.8
Dividends declared but not paid on common stock	19.5	16.1

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1—BASIS OF PRESENTATION
KW Group's unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") may have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make their presentation not misleading. In the Company's opinion, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three months ended March 31, 2017 and 2016 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2017. For further information, your attention is directed to the footnote disclosures found in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. Throughout this unaudited interim consolidated financial statements “KW Group,” is referenced which is defined as the Company and its subsidiaries that are consolidated in its financial statements under U.S. GAAP (including KWE as defined below).  All significant intercompany balances and transactions have been eliminated in consolidation. "KW," “KWH,” “Kennedy Wilson,” the “Company,” “we,” “our,” or “us” are also referred to which are defined as Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries.
Kennedy Wilson Europe Real Estate Plc (“KWE,” LSE: KWE), a Jersey investment company formed to invest in real estate and real estate-related assets in Europe, closed its initial public offering ("IPO") on the London Stock Exchange during the quarter ended March 31, 2014. KWE is externally managed by a wholly-owned subsidiary of Kennedy Wilson incorporated in Jersey pursuant to an investment management agreement.  Due to the terms provided in the investment management agreement and Kennedy Wilson's equity ownership interest in KWE, pursuant to the guidance set forth in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 810 - Consolidation (“Subtopic 810”), the Company is required to consolidate KWE’s results in its consolidated financial statements. As of March 31, 2017, the Company invested $490.1 million and owned approximately 23.65% of KWE’s total issued share capital. On April 24, 2017, the Company announced an offer by the Company to acquire all of the outstanding shares (other than shares owned by the Company or its subsidiaries or held in treasury) of KWE, in an all-stock transaction. See Note 16 for more detail.
Prior to KWE's formation and for investments that do not meet KWE's investment guidelines, the Company (along with its equity partners) has directly invested in 17 properties and a servicing platform in Europe which had total assets of $867.4 million included in the Company's consolidated balance sheet and $274.7 million of equity as of March 31, 2017. As of March 31, 2017, the Company's weighted average ownership in these investments was 63%.
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
REVENUE RECOGNITION—Performance fees or carried interests are allocated to the general partner, special limited partner or asset manager of the Company's real estate funds and loan pool participations based on the cumulative performance of the funds and loan pools and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, the Company calculates the performance fee that would be due to the general partner, special limited partner or asset manager's interests for a fund or loan pool, pursuant to the fund agreement or participation agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to the Company to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. A majority of the performance fees are recognized in investment management revenue in the Company's consolidated statements of operations. Total performance fees recognized from inception through March 31, 2017 that may be reversed in future periods if there is negative fund performance totaled $33.8 million. Net performance fees recognized during the three months ended March 31, 2017 and 2016 were $6.5 million and $6.4 million, respectively, and the amounts that have not been received are included in accounts receivable - related parties in the accompanying consolidated balance sheet.
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
The largest component of noncontrolling interest relates to the Company's investment in KWE, which had a corresponding noncontrolling interest balance of $1.1 billion as of March 31, 2017.
FOREIGN CURRENCIES—The financial statements of KW Group's subsidiaries located outside the United States are measured using the local currency as this is their functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The foreign currencies include the euro, the British pound sterling, and to a lesser extent, the Japanese yen. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in the consolidated statement of equity as a component of accumulated other comprehensive income.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
RECENT ACCOUNTING PRONOUNCEMENTS—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, a five-step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. The model will identify the contract, identify any separate performance obligations in the contract, determine the transaction price, allocate the transaction price and recognize revenue when the performance obligation is satisfied. The new standard will apply to KW Group’s management and leasing fees (including performance fees), commissions, rental and hotel income. Management is evaluating the impact of the five-step model and determined that it is not expected to have a significant impact on the financial statements. ASU 2014-09 will also impact how sales of real estate are reported, which will become subject to ASC Subtopic 610-20 Other Income- Gains and Losses from the Derecognition of Nonfinancial Assets ("Subtopic 610-20"). After review of Subtopic 610-20, management concluded that the new standard is not expected to have a significant impact on the amount, timing or classification of real estate sales in the financial statements or related disclosures based on the Company's current business mix. The new standard will replace most existing revenue recognition in GAAP when it becomes effective for the Company on January 1, 2018. The Company is planning on adopting a modified retrospective transition method when the guidance becomes effective.
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
In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. ASU 2016-07 is effective for all entities in fiscal years beginning after December 15, 2016. The adoption of this standard did not have a material impact on KW Group's consolidated financial statements.
On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s implication initiative. The ASU changes seven aspects of the accounting for share-based payment transactions, including (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when the employer withholds shares for tax withholding purposes; (6) practical expedient - expected term (nonpublic only); and (7) intrinsic value (nonpublic only).
ASU 2016-09 requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. An excess tax benefit (windfall) arises when the value of the share-based award on the vesting date is higher than the fair value on the grant date. A tax deficiency (shortfall) arises when the fair value on vesting date is lower than the fair value on the grant date. In addition, ASU 2016-09 eliminated the requirement for excess tax benefits from share-based compensation to reduce current taxes payable prior to being recognized in the financial statement. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within the Company’s tax provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards is from now on dependent upon the Company’s stock price on the date the awards vest.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

On January 1, 2017, KW Group adopted ASU 2016-09 under the modified retrospective approach and recorded the cumulative impact of the accounting change through a reduction to the accumulated deficit of $9.3 million This amount represents the cumulative excess tax benefits related to share-based compensation as of December 31, 2016 which had not been reflected as a deferred tax asset. As a result of adoption of ASU 2016-09, the excess tax benefits were reclassified to net operating loss carryover, resulting in an increase in our deferred tax asset by $9.3 million as of January 1, 2017.
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
In January 2017, the FASB issued ASU 2017-04, which requires an entity to no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. ASU 2017-04 is required to be adopted for public entities that are SEC filers, for annual and interim periods in fiscal years beginning after December 15, 2019. The Company does not expect the ASU to have a significant impact on KW Group's consolidated financial statements.
The FASB did not issue any other ASUs during the first three months of 2017 that the Company expects to be applicable and have a material impact on the Company's financial position or results of operations.
RECLASSIFICATIONS-Certain balances included in prior year's financial statements have been reclassified to conform to the current year's presentation.
NOTE 3—LOAN PURCHASES AND ORIGINATIONS
KW Group's investment in loan purchases and originations was $82.6 million and $87.7 million at March 31, 2017 and December 31, 2016, respectively.
During the first quarter of 2017, Kennedy Wilson collected in full approximately $6.4 million on a loan secured by an office property in San Diego, CA.
KW Group recognized interest income on loans of $2.1 million and $2.1 million during the three months ended March 31, 2017 and 2016, respectively.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4—REAL ESTATE AND IN-PLACE LEASE VALUE
The following table summarizes KW Group's investment in consolidated real estate properties at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
(Dollars in millions)	2017	2016
Land	$1,386.7	$1,383.2
Buildings	4,050.0	4,048.7
Building improvements	424.1	373.5
In-place lease values	386.9	383.1
	6,247.7	6,188.5
Less accumulated depreciation and amortization	(415.7)	(374.3)
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	$5,832.0	$5,814.2

Real property, including land, buildings, and building improvements, are included in real estate and are generally stated at cost. Buildings and building improvements are depreciated on a straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value and depreciated over their respective weighted-average lease term which was 10.6 years at March 31, 2017.

Gains on real estate
During the three months ended March 31, 2017, KW Group recognized the following gains on sale of real estate:

(Dollars in millions)		Gain on sale of real estate
	Description	Consolidated (1)	NCI	Net of NCI
KW	One multifamily property in the Western U.S.	$3.2	$0.2	$3.0
KWE	Four commercial properties in the United Kingdom and one condo unit sale in Spain	2.4	1.8	0.6
KW Group		$5.6	$2.0	$3.6
(1) Includes both the sale of real estate as a business, which is recognized through gain on sale of real estate, and the sale of real estate as assets, which is the net of sale of real estate and cost of real estate sold.
Guarantees
Kennedy Wilson has certain guarantees associated with loans secured by consolidated assets. As of March 31, 2017, the maximum potential amount of future payments (undiscounted) Kennedy Wilson could be required to make under the guarantees was approximately $50.4 million which is approximately 1% of investment level debt of Kennedy Wilson and its equity partners. The guarantees expire through 2026, and Kennedy Wilson’s performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds from the property. Based on the Company's evaluation of guarantees under FASB ASC Subtopic 460-10 Estimated Fair Value of Guarantees, the estimated fair value of guarantees made as of March 31, 2017 and December 31, 2016 were immaterial.
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
Joint Venture Holdings

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table details the Company's unconsolidated investments by investment type and geographic location as of March 31, 2017:

(Dollars in millions)	Multifamily	Commercial	Residential and Other	Total
Western U.S.	$206.2	$73.2	$254.2	$533.6
United Kingdom	—	11.0	—	11.0
Spain	—	—	16.6	16.6
Japan	6.4	—	—	6.4
Total	$212.6	$84.2	$270.8	$567.6
The following table details the Company's unconsolidated investments by investment type and geographic location as of December 31, 2016:

(Dollars in millions)	Multifamily	Commercial	Residential and Other	Total
Western U.S.	$192.9	$65.3	$261.6	$519.8
United Kingdom	—	13.8	—	13.8
Spain	—	—	15.9	15.9
Japan	6.1	—	—	6.1
Total	$199.0	$79.1	$277.5	$555.6
Vintage Housing Holdings ("VHH")
During the second quarter of 2015, the Company purchased a noncontrolling interest for $78.7 million in VHH, an existing venture that holds controlling interests in over 30 syndicated limited partnerships ("LPs") that own multifamily properties via a traditional low-income housing tax credit ("LIHTC") structure in the Western United States. The remaining interest is held by one nonaffiliated entity who is appointed as the manager. Neither party controls VHH, and, accordingly, the Company accounts for its investment under the equity method. As of March 31, 2017 and December 31, 2016, the carrying value in VHH was $95.5 million and $84.2 million, respectively.

The LPs generate cash flow through their controlling interests in entities owning multifamily housing that is predominantly structured with LIHTCs. The Company has elected the fair value option on its unconsolidated investment in VHH. During the year, the Company recognized a total of $12.4 million fair value gains through equity income. Fair value gains are primarily generated from resyndications in which VHH dissolves an existing partnership and recapitalizes into a new partnership with tax exempt bonds and tax credits which are sold to a new tax credit LP partner and, in many cases, yields cash back to VHH. Upon resyndication, VHH retains a GP interest in the partnership and receives various future streams of cash flows including; development fees, asset management fees, other GP management fees and distributions from operations. Since the investment is accounted for under the fair value option, operating distributions are recorded as equity income. See Note 6 for additional details. The Company has recognized $1.8 million in equity income related to operating distributions during the year.
Contributions to Joint Ventures
During the three months ended March 31, 2017, Kennedy Wilson contributed $7.7 million to a new joint venture. Kennedy Wilson contributed $21.1 million to existing joint ventures during the three months ended March 31, 2017 to fund the Company's share of development projects, capital expenditures and working capital needs.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Distributions from Joint Ventures and Loan Pool Participations
During the three months ended March 31, 2017, Kennedy Wilson received $35.5 million in operating and investing distributions from its joint ventures and loan pool participations. Operating distributions resulted from operating cash flow generated by the joint venture investments. Investing distributions resulted from the refinancing of property level debt and asset sales.
The following table details cash distributions by investment type and geographic location for the three months ended March 31, 2017:

	Multifamily		Commercial		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$5.7	$4.5	$6.9	$1.2	$2.7	$12.2	$15.3	$17.9
United Kingdom	—	—	2.3	—	—	—	2.3	—
Total	$5.7	$4.5	$9.2	$1.2	$2.7	$12.2	$17.6	$17.9
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
Capital Commitments
As of March 31, 2017, Kennedy Wilson had unfulfilled capital commitments totaling $19.4 million to four of its joint ventures under the respective operating agreements. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.
NOTE 6—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of March 31, 2017:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$375.8	$375.8
Marketable securities	7.9	—	—	7.9
Currency derivative contracts	—	(43.2)	—	(43.2)
Total	$7.9	$(43.2)	$375.8	$340.5
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2016:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$329.4	$329.4
Marketable securities	7.5	—	—	7.5
Currency derivative contracts	—	(47.2)	—	(47.2)
Total	$7.5	$(47.2)	$329.4	$289.7

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Unconsolidated Investments
Kennedy Wilson elected to use the fair value option ("FV Option") for fourteen unconsolidated investments to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $322.7 million and $282.4 million at March 31, 2017 and December 31, 2016, respectively, which is included in unconsolidated investments in the accompanying balance sheets.
Additionally, Kennedy Wilson records its investments in KW Property Fund III, L.P., Kennedy Wilson Real Estate Fund IV, and Kennedy Wilson Real Estate Fund V, LP (the "Funds") based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. Kennedy Wilson’s investment balance in the Funds was $53.1 million and $47.0 million at March 31, 2017 and December 31, 2016, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets. As of March 31, 2017, Kennedy Wilson had unfunded capital commitments to the Funds in the amount of $17.8 million.
In estimating fair value of real estate held by the Funds and the fourteen FV Option investments, the Company considers significant unobservable inputs such as capitalization and discount rates.
The following table summarizes the Company's investments in unconsolidated investments held at fair value by type:

(Dollars in millions)	March 31, 2017	December 31, 2016
FV Option	$322.7	$282.4
Funds	53.1	47.0
Total	$375.8	$329.4
The following table presents changes in Level 3 investments, investments in investment companies and investments in joint ventures that elected the fair value option for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Beginning balance	$329.4	$223.8
Unrealized and realized gains	23.5	17.6
Unrealized and realized losses	(2.3)	—
Contributions	20.2	15.9
Distributions	(19.3)	(22.9)
Other(1)	24.3	0.4
Ending balance	$375.8	$234.8
(1) Primarily related to the application of cash held in escrow for a 1031 exchange for a multifamily property in the Western U.S.
Unobservable inputs for real estate
The table below describes the range of unobservable inputs for real estate assets:

Estimated Rates Used for
	Capitalization Rates	Discount Rates
Office	4.75% - 8.60%	7.00% - 9.75%
Retail	5.50% - 9.00%	7.75% - 11.50%
Multifamily	4.75% - 7.75%	8.00% - 9.75%
Land and condominium units	N/A	7.00% - 15.00%
In valuing indebtedness the Company considers significant inputs such as the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used for these types of investments range from 1.32% to 4.47%.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

The amount above excludes Kennedy Wilson's 29.8 million shares in KWE as the investment is eliminated due to the consolidation of KWE's results in KW Group's consolidated financial statements. Kennedy Wilson's investment in KWE had a market value of approximately $353.6 million (cost basis of $490.1 million) based on a per share price of $11.85 at March 31, 2017. As of March 31, 2017, the Company had fully hedged the foreign currency rate risk of its net investment in KWE through using currency forward contracts and options, with a notional amount of £356.0 million.
Currency derivative contracts
KW Group uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against the effects of a portion of its certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of March 31, 2017, KW Group assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company has determined that its derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
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
The fair value of the currency derivative contracts held as of March 31, 2017 and December 31, 2016 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the balance sheet. See note 11 for a complete discussion on other comprehensive income including currency derivative contracts and foreign currency translations.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The table below details the currency derivative contracts KW Group held as of March 31, 2017 and the activity during the three months ended March 31, 2017:

(Dollars in millions)			March 31, 2017		Three Months Ended March 31, 2017
Currency Hedged	Underlying Currency	Notional	Hedge Asset	Hedge Liability	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Cash Received (Paid)
Outstanding
EUR	USD	€130.0	$3.2	$(0.3)	$(0.8)	$—	$—
EUR(1)	GBP	€360.0	—	(57.5)	8.8	—	—
EUR(1)(2)	GBP		—	—	2.9	—	—
GBP	USD	£356.0	12.1	(0.5)	(2.4)	—	(0.4)
Yen	USD	¥757.0	0.1	(0.3)	(0.2)	—	—
Total Outstanding			15.4	(58.6)	8.3	—	(0.4)
Settled
GBP	USD		—	—	0.2	—	2.7
Total Settled			—	—	0.2	—	2.7
Total			15.4	(58.6)	8.5	—	2.3
Noncontrolling interests			—	43.9	(9.0)	—	—
Total - Kennedy Wilson share			$15.4	$(14.7)	$(0.5)	$—	$2.3
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
Fair value of financial instruments
The carrying amounts of cash and cash equivalents, accounts receivable including related party receivables, accounts payable, accrued expenses and other liabilities, and other assets approximate fair value due to their short-term maturities. The carrying value of loans (excluding related party loans as they are presumed not to be an arm’s length transaction) approximates fair value as the terms are similar to loans with similar characteristics available in the market.
Debt liabilities are accounted for at face value plus net unamortized debt premiums and any fair value adjustments as part of business combinations. The fair value as of March 31, 2017 and December 31, 2016 for the senior notes payable and investment debt were estimated to be approximately $5.0 billion and $5.0 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the Company's credit risk to the current yield of a similar security, compared to their carrying value of $4.9 billion and $4.9 billion at March 31, 2017 and December 31, 2016, respectively. The inputs used to value the Company's senior notes payable and mortgage loans payable are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be level 2 inputs.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 7—OTHER ASSETS
Other assets consist of the following:

(Dollars in millions)	March 31, 2017	December 31, 2016
Above-market leases, net of accumulated amortization of $32.1 and $28.1 at March 31, 2017 and December 31, 2016, respectively	$69.4	$72.4
Deferred tax asset, net	40.1	28.4
Other, net of accumulated amortization of $6.1 and $5.4 at March 31, 2017 and December 31, 2016, respectively	37.2	31.6
VAT receivable	24.2	23.2
Goodwill	23.9	23.9
Office furniture and equipment net of accumulated depreciation of $27.2 and $24.4 at March 31, 2017 and December 31, 2016, respectively	23.6	25.4
Hedge assets	15.4	20.2
Prepaid expenses	11.8	10.2
Marketable securities(1)	7.9	7.5
Deposits	1.8	1.8
Other Assets	$255.3	$244.6

(1) The amount above excludes Kennedy Wilson's 29.8 million shares in KWE as the investment is eliminated due to the consolidation of KWE's results. Kennedy Wilson's investment in KWE had a market value of approximately $353.6 million (cost basis of $490.1 million) based on a per share price of $11.85 at March 31, 2017.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 8—INVESTMENT DEBT

Investment debt at March 31, 2017 and December 31, 2016 consists of the following:

(Dollars in millions)		Carrying Amount of Investment Debt as of (1)
Investment Debt by Product Type	Region	March 31, 2017	December 31, 2016
Mortgage debt
Multifamily (1)	Western U.S.	$1,165.0	$1,180.8
Commercial	Western U.S.	291.2	290.2
Residential, Hotel and Other	Western U.S.	49.7	49.8
Commercial (1)(2)	Ireland	335.3	331.5
Multifamily (1)(2)	Ireland	132.9	131.3
Residential and Other(1)(2)	Ireland	33.3	28.0
Hotel	Ireland	76.7	75.7
Commercial (2)	Spain	85.3	84.4
Commercial (1)(2)	United Kingdom	604.6	616.9
Secured investment debt		2,774.0	2,788.6

Unsecured investment debt (1)(2)	United Kingdom	1,209.2	1,192.4
Investment debt (excluding loan fees)		$3,983.2	$3,981.0
Unamortized loan fees		(24.0)	(24.9)
Total Investment debt		$3,959.2	$3,956.1

(1) The investment debt payable balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan premium as of March 31, 2017 and December 31, 2016 was $0.6 million and $0.9 million, respectively.
(2) Kennedy Wilson owned approximately 23.65% and 23.60% of the total issued share capital of KWE as of March 31, 2017 and December 31, 2016, respectively. See the table below for a detailed breakout.

(Dollars in millions)		Carrying amount of investment debt as of (1)
Types of Property Pledged as Collateral (KWE)	Region	March 31, 2017	December 31, 2016
Commercial (1)(2)	Ireland	257.6	254.7
Commercial (1)(2)	Spain	85.3	84.4
Commercial (1)(2)	United Kingdom	538.0	551.4
Investment debt		$880.9	$890.5

Unsecured (1)(2)	United Kingdom	1,209.2	1,192.4
Investment debt (excluding loan fees)		$2,090.1	$2,082.9
Unamortized loan fees		(12.7)	(13.3)
Total Investment debt		$2,077.4	$2,069.6

(1) The mortgage loan payable balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan discount as of March 31, 2017 and December 31, 2016 was $4.1 million and $4.1 million, respectively.
(2) Kennedy Wilson owned approximately 23.65% and 23.60% of the total issued share capital of KWE as of March 31, 2017 and December 31, 2016, respectively.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The investment debt had a weighted average interest rate of 3.34% and 3.33% per annum at March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, 75% of KW Group's investment level debt was fixed rate, 15% was floating rate with interest caps and 10% was floating rate without interest caps.

During the second quarter of 2015, KWE completed its inaugural bond offering of approximately $376.5 million (based on March 31, 2017 rates) (£300 million) in 3.95% fixed-rate senior unsecured bonds due 2022. During the third quarter of 2016, KWE completed an additional offering of approximately $251.0 million (based on March 31, 2017 rates) (£200 million) in 3.95% fixed-rate senior unsecured bonds due 2022. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros.

In addition, during the fourth quarter of 2015, KWE established a £2.0 billion (approximately $2.5 billion based on March 31, 2017 rates) Euro Medium Term Note ("EMTN") Programme. Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. During the fourth quarter of 2015 and second quarter of 2016, KWE drew down under its EMTN Programme, with the issuances of senior unsecured notes for an aggregate principal amount of approximately $585.9 million (based on March 31, 2017 rates) (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $581.7 million with an annual fixed coupon of 3.25%, and mature in 2025. As KWE invests proceeds from the KWE Notes to fund equity investments in new euro denominated assets KWE designates the KWE Notes as net investment hedges under FASB ASC Topic 815. Subsequent fluctuations in foreign currency rates that impact the carrying value of the KWE Notes are recorded to accumulated other comprehensive income. During the three months ended March 31, 2017, KW Group recognized a gain of $2.9 million in accumulated other comprehensive income due to the weakening of the euro against the GBP during the period. The KWE Notes rank pari passu with the KWE Bonds (as defined below), and are subject to the same restrictive covenants.

The trust deed that governs the bonds contains various restrictive covenants for KWE, including, among others, limitations on KWE’s and its material subsidiaries’ ability to provide certain negative pledges. The trust deed limits the ability of KWE and its subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the incurrence of the new indebtedness, (1) KWE’s consolidated net indebtedness (as defined in the trust deed) would exceed 60% of KWE’s total assets (as calculated pursuant to the terms of the trust deed); and (2) KWE’s consolidated secured indebtedness (as defined in the trust deed) would exceed 50% of KWE’s total assets (as calculated pursuant to the terms of the trust deed). The trust deed also requires KWE, as of each reporting date, to maintain an interest coverage ratio (as defined in the trust deed) of at least 1.50 to 1.00 and have unencumbered assets of no less than 125% of its unsecured indebtedness (as defined in the trust deed). As of March 31, 2017, KWE was in compliance with these covenants.

In August 2014, KWE entered into a three-year unsecured floating rate revolving debt facility ("KWE Facility") with Bank of America Merrill Lynch, Deutsche Bank, and J.P. Morgan Chase of approximately $282.4 million (£225 million) based on rates as of March 31, 2017. As of March 31, 2017, the unsecured credit facility was undrawn, with $282.4 million (£225 million) still available based on rates as of March 31, 2017.

During the three months ended March 31, 2017, one existing mortgage was refinanced.
The aggregate maturities of investment debt subsequent to March 31, 2017 are as follows:

(Dollars in millions)	Aggregate Maturities
2017	$68.4
2018	166.6
2019	558.2
2020	256.0
2021	102.7
Thereafter	2,830.7
3,982.6
Debt premium	0.6
Unamortized loan fees	(24.0)
$3,959.2

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 9—SENIOR NOTES

			March 31, 2017			December 31, 2016
(Dollars in millions)				Unamortized			Unamortized
	Interest Rate	Maturity Date	Face Value	Net Premium/(Discount)	Carrying Value	Face Value	Net Premium/(Discount)	Carrying Value
2042 Notes	7.75%	12/1/2042	$55.0	$—	$55.0	$55.0	$—	$55.0
2024 Notes	5.88%	4/1/2024	900.0	(2.1)	897.9	900.0	(2.2)	897.8
Senior Notes			$955.0	$(2.1)	$952.9	$955.0	$(2.2)	$952.8
Unamortized loan fees					(15.8)			(16.2)
Total Senior Notes					$937.1			$936.6
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
The indentures governing the 2024 Notes and 2042 Notes contain various restrictive covenants, including, among others, limitations on the Company's ability and the ability of certain of the Company's subsidiaries to incur or guarantee additional indebtedness, to make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stock, engage in transactions with affiliates, create or permit liens on assets, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indentures governing the 2024 and 2042 Notes limit the ability of Kennedy Wilson and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of March 31, 2017, the maximum balance sheet leverage ratio was 0.93 to 1.00. See Note 15 for the guarantor and non-guarantor financial statements.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

As of March 31, 2017, the Borrower’s consolidated leverage ratio was 61.9%, its fixed charge coverage ratio was 2.5 to 1.00, its consolidated tangible net worth was $1,214.5 million, its adjusted secured leverage ratio was 45%, its secured recourse leverage ratio was 1.4%, its recourse leverage ratio was 0.84, and liquidity was $615.0 million. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by KWH and certain of its wholly-owned subsidiaries.
During the three months ended March 31, 2017, there was no activity on the KW Revolving Facility. As of March 31, 2017 and December 31, 2016, the KW Revolving Facility was undrawn, and $475.0 million was still available.
NOTE 11—EQUITY
Common Stock Repurchase Program
On February 25, 2016, Kennedy Wilson announced the authorization of a stock repurchase program for up to $100 million.  Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and subject to the Company's discretion. During the three months ended March 31, 2017, Kennedy Wilson repurchased and retired 77,155 shares for $1.7 million under the stock repurchase program. During the three months ended March 31, 2016, Kennedy Wilson repurchased and retired 240,000 shares for $5.0 million under the stock repurchase program.
Dividend Distributions
During the following periods, Kennedy Wilson declared and paid the following cash distributions on its common and preferred stock:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
(Dollars in millions)	Declared	Paid	Declared	Paid
Preferred Stock
Series B(1)	—	—	0.5	0.5
Total Preferred Stock	—	—	0.5	0.5
Common Stock	19.5	18.5	16.1	13.8
Total (2)	$19.5	$18.5	$16.6	$14.3

(1) The decrease in Series B dividends during the current year is due to the early conversion of the Series B preferred stock into common shares during the fourth quarter of 2016.
(2) The difference between declared and paid is the amount accrued on the consolidated balance sheets.
Share-based Compensation
During the three months ended March 31, 2017 and 2016, KW Group recognized $10.7 million and $17.5 million of compensation expense related to the vesting of restricted stock grants. The decrease for the three months ended March 31, 2017 is mainly due to restricted stock that was granted in 2012 under the Company’s Amended and Restated 2009 Equity Participation Plan being fully expensed as of December 31, 2016.
Upon vesting, the restricted stock granted to employees discussed directly above is net share-settled to cover the withholding tax.  Shares that vested during the three months ended March 31, 2017 and 2016 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities.  The total shares withheld during the three months ended March 31, 2017 and 2016 were 1,114,903 shares and 396,442 shares, respectively, and were based on the value of the restricted stock on the respective vesting dates as determined by the Company’s closing stock price. During the three months ended March 31, 2017 and 2016, total payments for the employees’ tax obligations to the taxing authorities were $27.5 million and $8.1 million, respectively. These activities are reflected as a financing activity within KW Group's Consolidated Statements of Cash Flows.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Accumulated Other Comprehensive Income
The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net of taxes:

	Foreign Currency Translation	Currency Derivative Contracts	Marketable Securities	Total Accumulated Other Comprehensive Income
(Dollars in millions)
Balance at December 31, 2016	$(98.6)	$27.5	$(0.1)	$(71.2)
Unrealized gains, arising during the period	24.8	8.5	0.1	33.4
Noncontrolling interest	(15.8)	(9.0)	—	(24.8)
Taxes on unrealized gains, arising during the period	(3.6)	0.2	(0.1)	(3.5)
Balance at March 31, 2017	$(93.2)	$27.2	$(0.1)	$(66.1)
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
The local currencies for the Company's interests in foreign operations include the euro, the British pound sterling, and the Japanese yen. The related amounts on KW Group's balance sheets are translated into U.S. dollars at the exchange rates at the respective financial statement date, while amounts on its statements of operations are translated at the average exchange rates during the respective period. The decrease in the unrealized losses on foreign currency translation is a result of the weakening of the U.S. dollar against the euro, the British pound and the Japanese yen during the three months ended March 31, 2017.
In order to manage currency fluctuations, KW Group entered into currency derivative contracts to manage its exposure to currency fluctuations between its functional currency (U.S. dollar) and the functional currency (Euro, GBP and Yen) of certain of its wholly-owned and consolidated subsidiaries. See note 6 for a more detailed discussion of KW Group's currency derivative contracts.
Noncontrolling Interests
Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries, and are presented separately on KW Group's balance sheet. As of March 31, 2017 and December 31, 2016 KW Group had noncontrolling interest of $1.3 billion and $1.3 billion, respectively.
Kennedy Wilson currently owns approximately 23.65% of KWE’s total issued share capital as of March 31, 2017. The noncontrolling interest holders in KWE had an equity balance of $1.1 billion as of March 31, 2017.  Due to the terms provided in the investment management agreement between KWE and a wholly-owned subsidiary of Kennedy Wilson, the results of KWE are consolidated in KW Group's financial statements.
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

Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Dollars in millions, except share and per share amounts)	2017	2016
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$0.8	$(7.4)
Dividends allocated to participating securities	(0.3)	(0.5)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	0.5	(7.9)
Dividends declared on common shares	(19.3)	(15.6)
Undistributed losses attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	$(18.8)	$(23.5)

Distributed earnings per share	$0.17	$0.14
Undistributed losses per share	(0.17)	(0.21)
Loss per basic	—	(0.07)

Loss per diluted	$—	$(0.07)

Weighted average shares outstanding for basic	112,167,447	109,214,633
Weighted average shares outstanding for diluted(1)	112,167,447	109,214,633
Dividends declared per common share	$0.17	$0.14

(1) For the three months ended March 31, 2017, a total of 1,111,243 potentially dilutive securities were not included in the diluted weighted average shares as they were anti-dilutive. For the three months ended March 31, 2016, a total of 8,381,629 potentially dilutive securities have not been included in the diluted weighted average shares as they are anti-dilutive. Potentially anti-dilutive securities include preferred stock and unvested restricted stock grants.
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
KW Investments

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

KW Investments invests in multifamily, office, retail, and residential properties as well as loans secured by real estate in the Western U.S., United Kingdom, Ireland, Spain, Italy and Japan. The Company has an average ownership interest across all investments of approximately 40% as of March 31, 2017.
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
The following tables summarize income activity by segment and corporate for the three months ended March 31, 2017 and 2016 and balance sheet data as of March 31, 2017 and December 31, 2016:

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Investments
Rental	$124.3	$119.9
Hotel	29.5	29.1
Sale of real estate	0.8	1.9
Loan purchases, loan originations and other	2.1	2.1
Total revenue	156.7	153.0
Operating expenses	(78.4)	(75.2)
Depreciation and amortization	(49.7)	(48.3)
Income from unconsolidated investments	21.6	18.1
Operating income	50.2	47.6
Gain on sale of real estate	5.4	38.4
Acquisition-related expenses	(0.3)	(2.0)
Interest expense - investments	(34.4)	(32.5)
Other	0.8	0.7
Income before provision for income taxes	21.7	52.2
Provision for income taxes	(1.0)	(1.0)
Net income	20.7	51.2
Net income attributable to the noncontrolling interests	(0.1)	(27.4)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$20.6	$23.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Investment Management and Real Estate Services
Investment management, property services and research fees (includes $9.7 and $11.0 of related party fees, respectively)	$17.5	$19.1
Total revenue	17.5	19.1
Operating expenses	(13.3)	(15.9)
Income from unconsolidated investments	0.8	1.2
Operating income	5.0	4.4
Net income attributable to the noncontrolling interests	—	—
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$5.0	$4.4

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Corporate
Operating expenses	$(14.1)	$(23.5)
Operating loss	(14.1)	(23.5)
Interest expense-corporate	(15.6)	(12.1)
Other	(0.2)	—
Loss before provision for income taxes	(29.9)	(35.6)
(Provision for) benefit from income taxes	5.1	0.5
Net loss	(24.8)	(35.1)
Preferred dividends and accretion of preferred stock issuance costs	—	(0.5)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(24.8)	$(35.6)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Consolidated
Rental	$124.3	$119.9
Hotel	29.5	29.1
Sale of real estate	0.8	1.9
Investment management, property services and research fees (includes $9.7 and $11.0 of related party fees)	17.5	19.1
Loans and other	2.1	2.1
Total revenue	174.2	172.1
Operating expenses	(105.8)	(114.5)
Depreciation and amortization	(49.7)	(48.3)
Total operating expenses	(155.5)	(162.8)
Income from unconsolidated investments	22.5	19.2
Operating income	41.2	28.5
Gain on sale of real estate	5.4	38.4
Acquisition-related expenses	(0.3)	(2.0)
Interest expense - investment	(34.4)	(32.5)
Interest expense - corporate	(15.6)	(12.1)
Other	0.5	0.7
(Loss) income before benefit from income taxes	(3.2)	21.0
Provision for income taxes	4.1	(0.5)
Net (loss) income	0.9	20.5
Net income attributable to the noncontrolling interests	(0.1)	(27.4)
Preferred dividends and accretion of preferred stock issuance costs	—	(0.5)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$0.8	$(7.4)

(Dollars in millions)	March 31, 2017	December 31, 2016
Total Assets
Investments	$7,410.5	$7,375.5
Investment management and real estate services	88.0	78.1
Corporate	127.5	205.5
Total assets	$7,626.0	$7,659.1
NOTE 14—INCOME TAXES
In determining quarterly provisions for income taxes, the Company calculates income tax expense based on actual year-to-date income and statutory tax rates. The year-to-date income tax expense also reflects the Company's assessment of potential exposure for uncertain tax positions.
During the three months ended March 31, 2017, KW Group generated a pretax book loss of $3.2 million related to its global operations, and recorded a tax benefit of $4.1 million. During the quarter ended March 31, 2017, the Company adopted ASU 2016-09.  As a result of the adoption of ASU 2016-09, the Company recorded an adjustment to opening retained earnings of $9.3 million for excess tax benefits from share awards which had not been recognized under the prior accounting standard. In addition, during the quarter ended March 31, 2017, the Company realized excess tax benefits of $12.4 million from the vesting of restricted stock awards and dividend equivalents on restricted stock, which resulted in a tax benefit of $4.3 million. The difference between the U.S. federal rate of 35% and the Company's effective rate is primarily attributable to excess tax benefit from vesting of restricted stock awards and income earned by noncontrolling interests which is generally not subject to corporate taxes.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The Company has subsidiaries in the United Kingdom, Ireland, Luxembourg, Spain and Jersey which manage the Company's European real estate investments, as well as subsidiaries in Ireland and Scotland that operate hotel businesses. As of March 31, 2017, two of the Company's subsidiaries foreign subsidiaries have positive, accumulated earnings of $3.9 million. U.S. domestic taxes have not been provided on amounts earned by such foreign companies since it is the Company's plan to indefinitely reinvest amounts earned by these foreign subsidiaries. If this amount was repatriated to the United States, additional U.S. domestic taxes of $1.2 million would be incurred.
NOTE 15—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information include:

(1) Condensed consolidating balance sheets as of March 31, 2017 and December 31, 2016; consolidating statements of operations for the three months ended March 31, 2017 and 2016; consolidating statements of comprehensive income for the three months ended March 31, 2017 and 2016; and condensed consolidating statements of cash flows for the three months ended March 31, 2017 and 2016, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.
Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three months ended March 31, 2017 or 2016.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2017

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$74.2	$53.5	$40.3	$—	$168.0
Cash held by consolidated investments	—	—	—	640.3	—	640.3
Accounts receivable	—	—	47.0	33.2	—	80.2
Loan purchases and originations	—	0.3	5.7	76.6	—	82.6
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,494.7	4,337.3	—	5,832.0
Unconsolidated investments	—	19.3	370.4	177.9	—	567.6
Investments in and advances to consolidated subsidiaries	1,044.5	2,048.6	1,151.9	—	(4,245.0)	—
Other assets	—	2.6	46.0	206.7	—	255.3
Total assets	$1,044.5	$2,145.0	$3,169.2	$5,512.3	$(4,245.0)	$7,626.0

Liabilities and equity
Liabilities
Accounts payable	$—	$0.3	$1.8	$12.6	$—	$14.7
Accrued expenses and other liabilities	19.5	163.1	183.7	11.5	—	377.8
Investment debt	—	—	935.1	3,024.1	—	3,959.2
Senior notes payable	—	937.1	—	—	—	937.1
Line of credit	—	—	—	—	—	—
Total liabilities	19.5	1,100.5	1,120.6	3,048.2	—	5,288.8

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,025.0	1,044.5	2,048.6	1,151.9	(4,245.0)	1,025.0
Noncontrolling interests	—	—	—	1,312.2	—	1,312.2
Total equity	1,025.0	1,044.5	2,048.6	2,464.1	(4,245.0)	2,337.2
Total liabilities and equity	$1,044.5	$2,145.0	$3,169.2	$5,512.3	$(4,245.0)	$7,626.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2016

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$106.0	$45.4	$108.8	$—	$260.2
Cash held by consolidated investments	—	—	—	625.5	—	625.5
Accounts receivable	—	—	37.5	33.8	—	71.3
Loan purchases and originations	—	0.3	12.1	75.3	—	87.7
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,482.5	4,331.7	—	5,814.2
Unconsolidated investments	—	18.8	380.0	156.8	—	555.6
Investments in and advances to consolidated subsidiaries	1,063.8	2,073.2	1,171.6	—	(4,308.6)	—
Other assets	—	2.6	39.7	202.3	—	244.6
Total assets	$1,063.8	$2,200.9	$3,168.8	$5,534.2	$(4,308.6)	$7,659.1

Liabilities
Accounts payable	$—	$0.5	$1.6	$9.1	$—	11.2
Accrued expense and other liabilities	15.8	200.0	157.2	39.1	—	412.1
Senior notes payable	—	936.6	—	—	—	936.6
Investment debt	—	—	936.8	3,019.3	—	3,956.1
Total liabilities	15.8	1,137.1	1,095.6	3,067.5	—	5,316.0

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,048.0	1,063.8	2,073.2	1,171.6	(4,308.6)	1,048.0
Noncontrolling interests	—	—	—	1,295.1	—	1,295.1
Total equity	1,048.0	1,063.8	2,073.2	2,466.7	(4,308.6)	2,343.1
Total liabilities and equity	$1,063.8	$2,200.9	$3,168.8	$5,534.2	$(4,308.6)	$7,659.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$33.1	$91.2	$—	124.3
Hotel	—	—	—	29.5	—	29.5
Sale of real estate	—	—	—	0.8	—	0.8
Investment management, property services and research fees	—	—	15.5	2.0	—	17.5
Loan purchases, loan originations and other	—	—	0.3	1.8	—	2.1
Total revenue	—	—	48.9	125.3	—	174.2
Operating expenses
Rental operating	—	—	13.2	22.8	—	36.0
Hotel operating	—	—	—	24.4	—	24.4
Cost of real estate sold	—	—	—	0.7	—	0.7
Commission and marketing	—	—	1.9	0.1	—	2.0
Compensation and related	10.7	7.2	12.7	2.1	—	32.7
General and administrative	—	2.9	4.5	2.6	—	10.0
Depreciation and amortization	—	0.4	11.6	37.7	—	49.7
Total operating expenses	10.7	10.5	43.9	90.4	—	155.5
Income from unconsolidated subsidiaries	—	1.2	6.9	14.4	—	22.5
Income from consolidated subsidiaries	11.6	31.6	26.6	—	(69.8)	—
Operating income (loss)	0.9	22.3	38.5	49.3	(69.8)	41.2
Non-operating income (expense)
Acquisition-related gains	—	—	—	—	—	—
Acquisition-related expenses	—	—	—	(0.3)	—	(0.3)
Interest expense-corporate	—	(15.6)	—	—	—	(15.6)
Interest expense-investment	—	—	(8.4)	(26.0)	—	(34.4)
Gain on sale of real estate	—	—	—	5.4	—	5.4
Other income / (expense)	—	(0.2)	—	0.7	—	0.5
Income (loss) before benefit from income taxes	0.9	6.5	30.1	29.1	(69.8)	(3.2)
(Provision for) benefit from income taxes	—	5.1	1.5	(2.5)	—	4.1
Net income (loss)	0.9	11.6	31.6	26.6	(69.8)	0.9
Net (income) loss attributable to the noncontrolling interests	—	—	—	(0.1)	—	(0.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	0.9	11.6	31.6	26.5	(69.8)	0.8
Preferred dividends and accretion of preferred stock issuance costs	—	—	—	—	—	—
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$0.9	$11.6	$31.6	$26.5	$(69.8)	$0.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$24.9	$95.0	$—	$119.9
Hotel	—	—	—	29.1	—	29.1
Sale of real estate	—	—	—	1.9	—	1.9
Investment management, property services, and research fees	—	—	18.2	0.9	—	19.1
Loan purchases, loan originations and other	—	—	0.3	1.8	—	2.1
Total revenue	—	—	43.4	128.7	—	172.1
Operating expenses
Rental operating	—	—	9.9	21.1	—	31.0
Hotel operating	—	—	—	24.5	—	24.5
Cost of real estate sold	—	—	—	1.4	—	1.4
Commission and marketing	—	—	1.7	0.1	—	1.8
Compensation and related	17.5	13.9	12.2	2.1	—	45.7
General and administrative	—	3.4	3.8	2.9	—	10.1
Depreciation and amortization	—	0.3	8.5	39.5	—	48.3
Total operating expenses	17.5	17.6	36.1	91.6	—	162.8
Income from unconsolidated investments, net of depreciation and amortization	—	2.4	5.5	11.3	—	19.2
Income from consolidated subsidiaries	38.0	63.5	59.3	—	(160.8)	—
Operating income (loss)	20.5	48.3	72.1	48.4	(160.8)	28.5
Non-operating income (expense)
Acquisition-related expenses	—	—	—	(2.0)	—	(2.0)
Interest expense-corporate	—	(12.1)	—	—	—	(12.1)
Interest expense-investment	—	—	(5.4)	(27.1)	—	(32.5)
Gain (loss) on sale of real estate	—	—	0.4	38.0	—	38.4
Other income / (expense)	—	1.3	(2.5)	1.9	—	0.7
Income (loss) before benefit from income taxes	20.5	37.5	64.6	59.2	(160.8)	21.0
(Provision for) benefit from income taxes	—	0.5	(1.1)	0.1	—	(0.5)
Net income (loss)	20.5	38.0	63.5	59.3	(160.8)	20.5
Net (income) loss attributable to the noncontrolling interests	—	—	—	(27.4)	—	(27.4)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	20.5	38.0	63.5	31.9	(160.8)	(6.9)
Preferred dividends and accretion of preferred stock issuance costs	(0.5)	—	—	—	—	(0.5)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$20.0	$38.0	$63.5	$31.9	$(160.8)	$(7.4)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$0.9	$11.6	$31.6	$26.6	$(69.8)	$0.9

Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation (loss) gain	21.2	21.2	3.9	19.3	(44.4)	21.2
Unrealized loss on marketable securities	—	—	—	—	—	—
Amounts reclassified out of AOCI during the period	—	—	—	—	—	—
Unrealized currency derivative contracts gain (loss)	8.7	8.7	(2.0)	10.7	(17.4)	8.7
Total other comprehensive (loss) income for the period	$29.9	$29.9	$1.9	$30.0	$(61.8)	$29.9

Comprehensive (loss) income	$30.8	$41.5	$33.5	$56.6	$(131.6)	$30.8
Comprehensive loss attributable to noncontrolling interests	—	—	—	(24.9)	—	(24.9)
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$30.8	$41.5	$33.5	$31.7	$(131.6)	$5.9

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income (loss)	$20.5	$38.0	$63.5	$59.3	$(160.8)	$20.5

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation (loss) gains	22.2	22.2	4.5	18.2	(44.9)	22.2
Unrealized loss on marketable securities	0.1	0.1	—	—	(0.1)	0.1
Unrealized currency derivative contracts (loss) gain	(50.3)	(50.3)	(0.5)	(49.6)	100.4	(50.3)
Total other comprehensive income for the period	$(28.0)	$(28.0)	$4.0	$(31.4)	$55.4	$(28.0)

Comprehensive (loss) income	$(7.5)	$10.0	$67.5	$27.9	$(105.4)	$(7.5)
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	1.5	—	1.5
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(7.5)	$10.0	$67.5	$29.4	$(105.4)	$(6.0)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities	$2.6	$(50.6)	$34.5	$24.7	$11.2
Cash flows from investing activities:
Additions to loans	—	—	—	—	—
Collections of loans	—	—	6.4	—	6.4
Net proceeds from sale of real estate	—	—	—	40.3	40.3
Purchases of and additions to real estate	—	—	(6.0)	(41.0)	(47.0)
Proceeds from settlement of foreign derivative contracts	—	2.7	—	—	2.7
Purchases of foreign derivative contracts	—	(0.4)	—	—	(0.4)
Investment in marketable securities	—	—	(0.3)	—	(0.3)
Distributions from unconsolidated investments	—	—	16.7	1.2	17.9
Contributions to unconsolidated investments	—	—	(23.1)	(5.7)	(28.8)
(Investments in) distributions from consolidated subsidiaries, net	45.1	16.6	(18.5)	(43.2)	—
Net cash provided by investing activities	45.1	18.9	(24.8)	(48.4)	(9.2)
Cash flows from financing activities:
Borrowings under senior notes payable	—	—	—	—	—
Borrowings under line of credit	—	—	—	—	—
Repayment of line of credit	—	—	—	—	—
Borrowings under investment debt	—	—	—	24.0	24.0
Repayment of investment debt			(1.6)	(54.9)	(56.5)
Debt issue costs	—	(0.1)	—	—	(0.1)
Repurchase and retirement of common stock	(29.2)	—	—	—	(29.2)
Dividends paid	(18.5)	—	—	—	(18.5)
Acquisition of KWE shares from noncontrolling interest holders	—	—	—	(0.8)	(0.8)
Contributions from noncontrolling interests, excluding KWE	—	—	—	8.8	8.8
Distributions to noncontrolling interests	—	—	—	(15.9)	(15.9)
Net cash (used in) provided by financing activities	(47.7)	(0.1)	(1.6)	(38.8)	(88.2)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	8.8	8.8
Net change in cash and cash equivalents	—	(31.8)	8.1	(53.7)	(77.4)
Cash and cash equivalents, beginning of period	—	106.0	45.4	734.3	885.7
Cash and cash equivalents, end of period	$—	$74.2	$53.5	$680.6	$808.3

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash provided (used in) by operating activities	$(0.2)	$(88.5)	$63.7	$16.1	$(8.9)
Cash flows from investing activities:
Additions to loans	—	—	(4.8)	—	(4.8)
Collections of loans	—	—	—	130.2	130.2
Net proceeds from sale of real estate	—	—	3.4	104.6	108.0
Purchases of and additions to real estate	—	—	(6.8)	(95.4)	(102.2)
Additions to nonrefundable escrow deposits	—	—	—	(1.7)	(1.7)
Proceeds from settlement of foreign derivative contracts	—	22.6	—	—	22.6
Purchases of foreign derivative contracts	—	(3.4)	—	—	(3.4)
Investment in marketable securities	—	—	(0.9)	—	(0.9)
Distributions from unconsolidated investments	—	—	6.5	17.3	23.8
Contributions to unconsolidated investments	—	(1.0)	(15.5)	(6.7)	(23.2)
(Investments in) distributions from consolidated subsidiaries, net	27.6	—	(52.9)	25.3	—
Net cash (used in) provided by investing activities	27.6	18.2	(71.0)	173.6	148.4
Cash flows from financing activities:
Borrowings under line of credit	—	50.0	—	—	50.0
Borrowings under investment debt	—	—	—	126.2	126.2
Repayment of investment debt	—	—	(4.3)	(36.8)	(41.1)
Debt issue costs	—	—	—	(2.2)	(2.2)
Repurchase and retirement of common stock	(13.1)	—	—	—	(13.1)
Dividends paid	(14.3)	—	—	—	(14.3)
Acquisition of KWE shares from noncontrolling interest holders	—	—	—	(41.3)	(41.3)
Contributions from noncontrolling interests, excluding KWE	—	—	—	5.5	5.5
Distributions to noncontrolling interests	—	—	—	(43.7)	(43.7)
Net cash provided by (used in) financing activities	(27.4)	50.0	(4.3)	7.7	26.0
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	1.0	1.0
Net change in cash and cash equivalents	—	(20.3)	(11.6)	198.4	166.5
Cash and cash equivalents, beginning of period	—	80.2	37.0	614.4	731.6
Cash and cash equivalents, end of period	$—	$59.9	$25.4	$812.8	$898.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 16—SUBSEQUENT EVENTS

On April 24, 2017, the Company issued an announcement (the “Rule 2.7 Announcement”) pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers disclosing the terms of a recommended offer by the Company to acquire all of the outstanding shares (other than shares owned by the Company or its subsidiaries or held in treasury) of KWE, in an all stock Proposed Transaction (the “Proposed Transaction”). Under the terms of the Proposed Transaction, if consummated, KWE shareholders would be entitled to receive, for the cancellation of each KWE ordinary share, 0.667 shares of the Company’s common stock by means of a court sanctioned scheme of arrangement between the Company and KWE shareholders under Article 125 of the Jersey Companies Law. The terms of the Proposed Transaction further provide that KWE shareholders will be entitled to receive the next quarterly dividend of 12 pence per KWE share, as well as a dividend after the closing of the Proposed Transaction which will reflect the principle agreed between the Company and KWE that the aggregate dividends payable to KWE shareholders should be equal to the accrued but unpaid ordinary dividends that would otherwise have been payable in respect of KWE shares in respect of the period from April 1, 2017 until the effective date of the Proposed Transaction, with payments from KWE to be reduced, where necessary, by any dividend to which a former KWE shareholder becomes entitled as a stockholder of the Company after the effective date of the Proposed Transaction, but only to the extent of the portion of such dividend which relates to a period prior to the effective date of the Proposed Transaction. KWE has agreed that, if the effective date of the Proposed Transaction falls on or after August 18, 2017, it will not pay the quarterly dividend of 12 pence per KWE share which it would otherwise have intended to pay to KWE shareholders on the register of members on August 18, 2017, but KWE shareholders would instead receive this as part of the closing dividend, subject to any deduction for a Company dividend received to the extent that it relates to the same period. Following the completion of the Proposed Transaction, the Company anticipates that former KWE shareholders would own approximately 36% and existing Company stockholders would own approximately 64% of the outstanding shares of the combined company. In connection with the Proposed Transaction, the Company has announced that its Board of Directors intends to increase the first quarterly dividend payable following the effective date of the Proposed Transaction from $0.17 per share of the Company’s common stock to $0.19 per share of the Company’s common stock.  The Proposed Transaction is expected to close in the third quarter of 2017 and is subject to customary closing conditions including, among other things, receipt of the Company’s and KWE’s shareholder approval.

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
Our value is primarily derived from our ownership in income producing real estate assets. We have an ownership interest in approximately 59 million square feet of property globally, including 25,873 multifamily rental units and 18.2 million square feet of commercial property. In addition to our core income producing real estate, we engage in redevelopment and value add initiatives through which we enhance cash flows or reposition assets to increase sale value. Additionally, our investment management and property services businesses manages over $17 billion of IMRES AUM, the majority of which we have an ownership interest in and the balance we manage for third parties.
We have 545 employees in 25 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain, Italy and Japan and manage and work with over 5,000 operating associates.

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

KW Investments
We invest our capital in real estate assets and loans secured by real estate either on our own or through our investment management platform. When we have partners, we are typically the general partner in the arrangement with a promoted interest in the profits of our investments beyond our ownership percentage. We have an average ownership interest across all investments of approximately 40% as of March 31, 2017. Our equity partners include publicly traded companies, financial institutions, foundations, endowments, high net worth individuals and other institutional investors.

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
Residential and Other
In certain cases, we may pursue for-sale housing acquisition opportunities, including land for entitlements, finished lots, urban infill housing sites and partially finished and finished housing projects. On certain income-producing acquisitions, there are adjacent land parcels to which we assign little or no basis and for which we may pursue entitlement activities or, in some cases, development or re-development opportunities. This group also includes our investment in marketable securities. Included in Western U.S. residential are six residential investments and one loan investment in Hawaii. Our investment account balance for these Hawaiian investments is $175.4 million.
Investment Account
Our investment account represents our carrying value of equity before depreciation and amortization. In 2017, together with our equity partners, we acquired $272.0 million of real estate at purchase price. These acquisitions were comprised of the following: 62% multifamily, 28% commercial and 10% residential and other.
At March 31, 2017, we and our equity partners held a real estate and real estate related investment portfolio with assets at a carrying value of approximately $11.2 billion, with approximately 56% net debt to gross assets ratio. We have an average ownership interest across all of our investments of approximately 40% as of March 31, 2017.

Our investment account increased during the year primarily due to fair value increases recognized on certain investments accounted for under fair value, mainly our investment in VHH. Noncontrolling interest increased during the year by $24.8 million due to foreign currency translation and hedge gains and income earned on investments that had noncontrolling interests. These increases were primarily offset by $7.8 million in net distributions primarily relating to our increased ownership in KWE, distributions relating to property sales and investing distributions from debt refinancings.
The following table describes our investment account (Kennedy Wilson's equity in real estate and loans secured by real estate), which includes the following financial statement captions and is derived from the consolidated balance sheets, as of March 31, 2017 and December 31, 2016:

(Dollars in millions)	March 31, 2017	December 31, 2016
Real estate and acquired in-place lease values, gross of accumulated depreciation and amortization of $415.7 and $374.3, respectively	$6,247.7	$6,188.5
Loan purchases and originations	82.6	87.7
Investment debt	(3,959.2)	(3,956.1)
Cash held by consolidated investments	640.3	625.5
Unconsolidated investments(1), gross of accumulated depreciation and amortization of $54.6 and $52.3, respectively	605.6	592.0
Net hedge liability	(43.3)	(47.0)
Other(2)	43.3	55.5
Consolidated investment account	3,617.0	3,546.1
Less:
Noncontrolling interests on investments, gross of depreciation and amortization of $190.7 and $168.3, respectively	(1,502.9)	(1,463.4)
Investment account	$2,114.1	$2,082.7
(1) Excludes $16.6 million and $15.9 million related to our investment in a servicing platform in Spain, as of March 31, 2017 and December 31, 2016, respectively.
(2) Includes our marketable securities, which are part of other assets, as well as net other assets of consolidated investments.
The following table breaks down our investment account information derived from the consolidated balance sheet, by investment type and geographic location as of March 31, 2017:

(Dollars in millions)	Multifamily	Commercial	Loans Secured by Real Estate	Residential and Other	Hotel	Total
Western U.S.	$597.6	$319.2	$6.0	$241.8	$89.9	$1,254.5
United Kingdom	5.7	65.5	—	—	—	71.2
Ireland	70.0	66.5	—	—	80.5	217.0
Japan	6.4	—	—	—	—	6.4
Cash, marketable securities and net hedge asset						111.5
Total excluding KWE	$679.7	$451.2	$6.0	$241.8	$170.4	$1,660.6
KWE:
United Kingdom	$9.5	$182.1	$4.7	$—	$4.4	$200.7
Ireland	14.9	65.7	2.0	—	3.9	86.5
Italy	—	18.7	—	—	—	18.7
Spain	—	29.1	—	1.1	—	30.2
Cash and net hedge liability(1)						117.4
Total KWE	$24.4	$295.6	$6.7	$1.1	$8.3	$453.5
Grand Total	$704.1	$746.8	$12.7	$242.9	$178.7	$2,114.1
(1) Includes $131.0 million of KW's share of cash, and $(13.6) million of KW's share of hedges. KW's share of KWE's unsecured debt has been allocated to unencumbered KWE investments.

The following table breaks down our investment account information derived from the consolidated balance sheet, by investment type and geographic location as of December 31, 2016:

(Dollars in millions)	Multifamily	Commercial	Loans Secured by Real Estate	Residential and Other	Hotel	Total
Western U.S.	$562.9	$310.7	$12.4	$247.8	$92.3	$1,226.1
United Kingdom	5.7	66.1	—	—	—	71.8
Ireland	67.1	63.1	—	—	79.6	209.8
Japan	6.1	—	—	—	—	6.1
Cash, marketable securities and net hedge asset						123.6
Total excluding KWE	$641.8	$439.9	$12.4	$247.8	$171.9	$1,637.4
KWE:
United Kingdom	$8.8	$176.7	$4.6	$—	$4.2	$194.3
Ireland	15.0	64.9	2.1	—	3.7	85.7
Italy	—	18.4	—	—	—	18.4
Spain	—	28.6	—	1.1	—	29.7
Other(1)						117.2
Total KWE	$23.8	$288.6	$6.7	$1.1	$7.9	$445.3
Grand Total	$665.6	$728.5	$19.1	$248.9	$179.8	$2,082.7
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
Commingled funds
We have five closed end funds that we manage and receive investment management fees. Most recently, we completed fund-raising for our fifth value-add fund, Kennedy Wilson Fund V, a $500 million private fund targeting the Western U.S. We are the largest investor in the fund with a 12% interest. Fund V has a current portfolio of 16 investments with an aggregate purchase price of $865.3 million, with $135.0 million of undrawn commitments.
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
Kennedy Wilson Europe Real Estate Plc (LSE: KWE)
KWE closed its initial public offering in February 2014 and a follow-on offering in October 2014, raising an aggregate of approximately $2.2 billion in gross proceeds.  KWE, whose ordinary shares are listed on the London Stock Exchange’s main market and who is a member of the FTSE 250 Index, acquires real estate and real estate-related assets in Europe. As of March 31, 2017, KWE has 219 real estate assets with approximately 11.6 million square feet and totaling $3.6 billion in portfolio value (primarily located in the U.K. and Ireland), which KWE currently expects to produce over $203 million of annualized net operating income (net rental income for property portfolios, EBITDA for hotels and interest income for loan portfolios). As of March 31, 2017, Kennedy Wilson owns approximately 29.8 million ordinary shares of KWE (with a cost basis of $490.1 million) or approximately 23.65% of the total issued share capital of KWE.
KWE is externally managed by one of our wholly-owned subsidiaries, KWE Manager, pursuant to an investment management agreement whereby are entitled to receive certain management and performance fees.  KWE Manager is entitled to an annual management fee (payable quarterly in arrears) equal to 1% of KWE’s adjusted net asset value (reported by KWE to be £1.7 billion at March 31, 2017) and certain performance fees.  The management fee payable to KWE Manager is paid half in cash and half in shares of KWE.  During the three months ended March 31, 2017, KWH earned $4.8 million in management fees from KWE.
We are also entitled to receive an annual performance fee equal to 20% of the lesser of (i) the excess of the shareholder return for the relevant year (defined as the change in KWE’s adjusted net asset value per ordinary share plus dividends paid) over a 10% annual return hurdle, and (ii) the excess of year-end adjusted net asset value per ordinary share over a “high water mark.” The performance fee is payable in shares of KWE that vest equally over a three-year period. The Company has not accrued an annual performance fee for the three months ended March 31, 2017.
The compensation committee of our board of directors approved and reserved up to thirty percent (30%) of any performance fees earned by us to be allocated to certain employees. As of March 31, 2017, awards representing approximately twenty-five percent (25%) of the performance fees have been allocated to certain employees through individual award letters. The award letters provide that the employee’s right to receive the RSUs is subject the employee’s continued employment with us through the applicable grant date, and that upon a termination of the employee’s employment for any reason, the employee will have no right to receive further RSU awards. The award letter, and the employee’s right to receive future RSU awards, may be amended or terminated at any time by us in our discretion without the employee’s consent or approval, and we may, in our discretion, reduce or otherwise modify the employee’s award percentage (including a reduction to 0%) at any time. In March 2016, we granted 30% of the performance fees that we received for our management of KWE in 2015 ("Outstanding KWE RSUs") as equity-based compensation to certain of our employees in the form of restricted stock units that vest over a three-year period.  Until and unless the restricted stock units vest, we will continue to own the underlying KWE shares.  As mentioned above, we have agreed, pursuant to individual award letters, to allocate 25% of any future performance fees similarly to such employees, subject to certain conditions but the compensation committee may grant the remaining 5% to our employees. In connection with the proposed combination transaction between the Company and KWE that the Company announced on April 24, 2017 and discussed below, all unvested Outstanding KWE RSUs will vest prior to the consummation of the proposed transaction.
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
The following condensed financial statements show KWE's financial position and results of operations in the context of our consolidated financial statements as a whole:

	As of March 31, 2017 (unaudited)
(Dollars in millions)	KWE	Non-KWE (1)(4)	Elimination	Total KWH
Cash(2)	$554.8	$253.5	$—	$808.3
Accounts receivable	25.4	54.8	—	80.2
Loan purchases and originations	76.5	6.1	—	82.6
Real estate and acquired in place lease values, net of accumulated depreciation and amortization(3)	2,971.1	2,860.9	—	5,832.0
Investment in marketable securities	—	403.3	(403.3)	—
Unconsolidated investments	—	567.6	—	567.6
Other assets	190.2	65.1	—	255.3
Total assets	$3,818.0	$4,211.3	$(403.3)	$7,626.0

Accounts payable	$7.5	$7.2	$—	$14.7
Accrued expenses and other liabilities	222.1	155.7	—	377.8
Investment debt	2,077.3	1,881.9	—	3,959.2
Senior notes payable	—	937.1	—	937.1
Total liabilities	2,306.9	2,981.9	—	5,288.8

Kennedy-Wilson Holdings Inc. shareholders' equity	444.8	1,213.0	(444.8)	1,213.0
Accumulated other comprehensive income	(41.5)	(188.0)	41.5	(188.0)
Noncontrolling interests	1,107.8	204.4	—	1,312.2
Total equity	1,511.1	1,229.4	(403.3)	2,337.2
Total liabilities and equity	$3,818.0	$4,211.3	$(403.3)	$7,626.0
(1) Consists of investments that are consolidated in our financial statements and investments that are held through joint ventures.
(2) Includes cash and cash equivalents and cash held by consolidated investments.
(3) Includes $207.2 million and $208.5 million of accumulated depreciation and amortization for KWE and Non-KWE, respectively.
(4) Includes $867.4 million of total assets and $274.7 million of equity in European investments we made prior to KWE's formation.

	Three Months Ended March 31, 2017
(Dollars in millions)	KWE	Non-KWE	Fee Elimination(1)	Total KWH
Revenue
Rental	$62.2	$62.1	$—	$124.3
Fees	—	22.3	(4.8)	17.5
Hotel	4.5	25.0	—	29.5
Sale of real estate	0.8	—	—	0.8
Dividend income	—	4.3	(4.3)	—
Loan purchases, loan originations and other	1.8	0.3	—	2.1
Total revenue	69.3	114.0	(9.1)	174.2
Operating expenses
Commission and marketing	—	2.0	—	2.0
Rental operating	14.2	21.8	—	36.0
Hotel operating	5.3	19.1	—	24.4
Cost of real estate sold	0.7	—	—	0.7
Compensation and related	0.4	32.3	—	32.7
General and administrative	2.2	7.8	—	10.0
Depreciation and amortization	26.0	23.7	—	49.7
Total operating expenses	48.8	106.7	—	155.5
Income from unconsolidated investments	—	22.5	—	22.5
Operating income	20.5	29.8	(9.1)	41.2
Non-operating income (expense)
Gain on sale of real estate	2.2	3.2	—	5.4
Acquisition-related expenses	(0.1)	(0.2)	—	(0.3)
Interest expense-investment	(17.4)	(17.0)	—	(34.4)
Interest expense-corporate	—	(15.6)	—	(15.6)
Management fee	4.8	—	(4.8)	—
Other income	0.7	(0.2)	—	0.5
Income (loss) before provision for income taxes	10.7	—	(13.9)	(3.2)
(Provision for) benefit from income taxes	(2.4)	6.5	—	4.1
Net income (loss)	$8.3	$6.5	$(13.9)	$0.9
(1) Only relates to fee elimination associated with our investment in KWE. We have additional fees eliminated associated with other equity partners.
Legacy European Investments
Prior to KWE's formation and for investments that do not meet KWE's investment guidelines, we have directly invested in 17 properties and a servicing platform in Europe that have total assets of $867.4 million included in our consolidated balance sheet and $274.7 million of equity as of March 31, 2017. As of March 31, 2017, our weighted average ownership in these investments was 63%.

Selected Financial Data
In order help the user of the financial statements understand our growth, we have included certain five-year selected financial data. The following tables show selected financial items for the three months ended March 31, 2017 through 2013:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2017	2016	2015	2014	2013
GAAP
Revenues	$174.2	$172.1	$137.7	$51.5	$22.8
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	0.8	(7.4)	(3.5)	10.5	(3.6)
Basic income (loss) per share of common stock	—	(0.07)	(0.05)	0.12	(0.06)
Non-GAAP(1)
Adjusted EBITDA	77.3	71.8	53.7	69.2	31.9
Adjusted EBITDA percentage change	8%	34%	(22)%	117%	—%
Adjusted Fees	27.6	30.0	27.1	18.2	14.3
Adjusted Fees percentage change	(8)%	11%	49%	27%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.
The following tables show selected financial items as of March 31, 2017 and the years ended 2016 through 2013:

	March 31,	Year Ended December 31,
(in millions)	2017	2016	2015	2014	2013
Cash and cash equivalents	$808.3	$885.7	$731.6	$937.7	$178.2
Total assets	7,626.0	7,659.1	7,595.6	6,297.6	1,786.8
Investment debt	3,959.2	3,956.1	3,627.5	2,175.7	400.2
Unsecured corporate debt	937.1	936.6	688.8	813.1	438.6
Kennedy Wilson equity	1,025.0	1,048.0	1,133.8	901.1	768.3
Noncontrolling interests	1,312.2	1,295.1	1,731.3	2,142.8	50.6
Total equity	2,337.2	2,343.1	2,865.1	3,043.9	818.9
Common shares outstanding	114.5	115.7	114.5	96.1	82.6
The following table shows our investment account by region as of March 31, 2017 and the years ended 2016 through 2013:

	March 31,		Year Ended December 31,
(in millions)	2017	%	2016	%	2015	%	2014	%	2013	%
Western U.S.	$1,254.5	60%	$1,226.1	60%	$1,157.0	59%	$898.8	53%	$793.2	67%
United Kingdom	271.9	13%	266.1	13%	379.4	20%	252.7	15%	135.7	11%
Ireland	303.5	14%	295.5	14%	253.6	13%	295.7	18%	161.8	14%
Japan	6.4	—%	6.1	—%	10.3	1%	84.9	5%	96.3	8%
Spain	30.2	1%	29.7	1%	9.9	1%	—	—%	—	—%
Italy	18.7	1%	18.4	1%	8.7	—%	—	—%	—	—%
KW share of cash, marketable securities, and net hedge asset	228.9	11%	240.8	11%	123.4	6%	152.2	9%	—	—%
Total	$2,114.1	100%	$2,082.7	100%	$1,942.3	100%	$1,684.3	100%	$1,187.0	100%

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
The table below details the changes our IMRES AUM for the three months ended March 31, 2017:

(in millions)	December 31, 2016	Increases	Decreases	March 31, 2017
IMRES AUM(1)	$17,171.3	$443.0	$(414.5)	$17,199.8
(1) Includes the total capitalization of KWE based on KWE's period-end share price.
IMRES AUM remained flat at $17.2 billion as of March 31, 2017. The increases are due to new acquisitions, appreciation in the value of investments, and foreign currency gains in the Company's investments and services segment due to the strengthening of the GBP quarter over quarter. This is offset by decreases due to dispositions of commercial and multifamily assets, collection of a previously outstanding loan, funding of capital commitments, and pay downs of investment debt.
Foreign currency and currency derivative instruments
Please refer to item 3. Quantitative and Qualitative Disclosures About Market Risk for our discussion regarding foreign currency and currency derivative instruments.
1Q Highlights

•	Growth in Recurring NOI: Kennedy Wilson's share of 1Q Property NOI grew by $6 million or 10% to $63 million from 1Q-2016.

•	Strong Same Property Performance(1) : The 1Q change in same property multifamily and commercial real estate are as follows:

	1Q - 2017 vs 1Q - 2016
	Occupancy	Revenue	NOI
Multifamily	(0.1)%	7.3%	7.4%
Commercial	1.0%	4.0%	4.7%
(1) As defined in the "common definitions" section.

•
Investment into Revenue Generating Capex: The Company's share of cash invested into various multifamily, commercial, and residential value-add capex initiatives was $22 million during 1Q-2017 compared to $18 million during 1Q-2016.

•	Decrease in Gains: The Company’s share of gains were $23.4 million for 1Q-2017, a decrease of $3.8 million from 1Q-2016.

•
KWE: KWE completed 36 commercial lease transactions 15% above in-place rents, including completing the largest rent review with Telegraph Media Group at 111 Buckingham Palace Road in London, which delivered 21% growth above in-place rents. KWE ended the quarter with estimated annualized NOI of $203 million and occupancy of 93.4% with a weighted-average lease term of 7.3 years. As of March 31, 2017, Kennedy Wilson owned 23.65% of the share capital of KWE.

Investments business

•	Investment Transactions: The Company, together with its equity partners (including KWE) completed the following investment transactions:

($ in millions)	Gross	Kennedy Wilson's Share
1Q - 2017	Aggregate Purchase/Sale Price	Income Producing	Non-income Producing	Total	NOI	KW Cap Rate(1)
Acquisitions(2)	$272.0	$91.2	$7.1	$98.3	$4.3	4.7%
Dispositions(3)	149.9	43.4	21.6	65.0	3.4	6.7%
Total Transactions	$421.9			$163.3
(1) KW Cap rate includes only stabilized income-producing properties. Please see "common definitions" for a definition of cap rate.
(2) There were no acquisitions by KWE during the three months ended March 31, 2017.

(3) The three months ended March 31, 2017 includes $14.0 million of dispositions by KWE
Investment Management and Real Estate Services Business
This segment earns fees primarily from its investment management business along with its real estate services activities. The Company's Investment Management and Real Estate Services segment reported the following results:

	1Q
($ amounts in millions)	2017	2016
GAAP Results
Investment Management, Property Services, and Research Fees	$17.5	$19.1

Non-GAAP Results
Adjusted Fees(1)(2)	$27.6	$30.0
Adjusted EBITDA	13.3	12.9
(1) Adjusted Fees earned from KWE were $4.8 million and $5.8 million for three months ended March 31, 2017 and 2016, respectively. Adjusted Fees excludes non-controlling interest.
(2) Adjusted fees includes $7.2 million and $7.5 million for three months ended March 31, 2017 and 2016, respectively, of fees eliminated in consolidation
Share Repurchase
As of March 31, 2017, the Company has repurchased and retired 2.5 million shares for an aggregate purchase price of $52 million out of its $100 million authorization that runs through February 2018. Future purchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of the repurchases depending on market conditions and subject to the Company's discretion and compliance with applicable rules and regulations.
Foreign Currency Fluctuations and Hedging
For 1Q-2017, changes in foreign currency rates reduced consolidated revenue by 7% and Adjusted EBITDA by 3% compared to foreign currency rates as of March 31, 2016. During the quarter, the net increase in shareholder's equity related to fluctuations in foreign currency and related hedges (in the GBP, EUR and JPY) was $5.4 million.
Subsequent Events
On April 24, 2017, the Company announced that Kennedy Wilson and KWE had reached agreement on the terms of a recommended combination, which the Company believes will create a leading real estate investment and asset management platform. As a result of the transaction, KWE will become a wholly owned subsidiary of KW. The transaction will be effected by means of a court-sanctioned scheme of arrangement under Article 125 of the Companies (Jersey) Law 1991. The transaction is expected to close in 3Q-2017 and is subject to customary closing conditions including, among other things, receipt of KW and KWE shareholder approval. For more information, please refer to Form 8-K filed with the SEC on April 24, 2017 and available at kennedywilson.com.

In April, the Company and its partner sold a 28-acre residential land parcel in Southern California. The land was originally acquired in 2014, after which an extensive entitlement process was completed. The Company received $29 million of proceeds for this non-income producing asset, compared to a cash basis of $21 million, and continues to own, along with its partner, an adjacent entitled five-acre retail parcel.

Subsequent to 1Q-2017, the Company and its equity partner entered into a contract to sell an office building in Los Angeles, California for $69 million, in which the Company has a 52.5% ownership interest. The Company is also under contract to acquire a wholly-owned office building in greater Bellevue, Washington for $153 million. The net result of these two transactions are expected to increase the Company's share of annual Property NOI by $10 million. These transactions are subject to certain closing conditions and there can be no assurances that we will complete them.
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

Results of Operations
KW Group Consolidated Financial Results: Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

	Three Months Ended March 31, 2017
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$124.3	$—	$—	$124.3
Hotel	29.5	—	—	29.5
Fees	—	17.5	—	17.5
Sale of real estate	0.8	—	—	0.8
Loans and other	2.1	—	—	2.1
Total Revenue	156.7	17.5	—	174.2
Operating expenses	(78.4)	(13.3)	(14.1)	(105.8)
Depreciation expense	(49.7)	—	—	(49.7)
Income from unconsolidated investments, net of depreciation and amortization	21.6	0.8	—	22.4
Operating income (loss)	50.2	5.0	(14.1)	41.1
Non-operating income (expense):
Gain on sale of real estate	5.4	—	—	5.4
Acquisition - related expenses	(0.3)	—	—	(0.3)
Interest expense - interest	(34.4)	—	—	(34.4)
Interest expense - corporate	—	—	(15.6)	(15.6)
Other non-operating expenses	0.8	—	(0.2)	0.6
(Benefit from) provision for income taxes	(1.0)	—	5.1	4.1
Total non-operating income (loss)	(29.5)	—	(10.7)	(40.2)
Net income (loss)	20.7	5.0	(24.8)	0.9
Add back (less):
Interest expense-investment	34.4	—	—	34.4
Interest expense-corporate	—	—	15.6	15.6
Kennedy Wilson's share of interest expense included in unconsolidated investments	5.3	0.2	—	5.5
Depreciation and amortization	49.7	—	—	49.7
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	3.4	0.9	—	4.3
Provision for income taxes	1.0	—	(5.1)	(4.1)
Fees eliminated in consolidation	(7.2)	7.2	—	—
Consolidated EBITDA (1)	107.3	13.3	(14.3)	106.3
Add back (less):
EBITDA attributable to noncontrolling interests(2)	(39.7)	—	—	(39.7)
Stock based compensation	—	—	10.7	10.7
Adjusted EBITDA(1)	$67.6	$13.3	$(3.6)	$77.3
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Consolidated EBITDA and Adjusted EBITDA.
(2) $39.6 million of depreciation, amortization, taxes and interest for the three months ended March 31, 2017.

	Three Months Ended March 31, 2016
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total

Revenue
Rental	$119.9	$—	$—	$119.9
Hotel	29.1	—	—	29.1
Investment management and real estate services fees	—	19.1	—	19.1
Sale of real estate	1.9	—	—	1.9
Loans and other	2.1	—	—	2.1
Total Revenue	153.0	19.1	—	172.1
Operating expenses	(75.2)	(15.9)	(23.5)	(114.6)
Depreciation expense	(48.3)	—	—	(48.3)
Income from unconsolidated investments, net of depreciation and amortization	18.1	1.2	—	19.3
Operating income (loss)	47.6	4.4	(23.5)	28.5
Non-operating income (expense):
Gain on sale of real estate	38.4	—	—	38.4
Acquisition- related expenses	(2.0)	—	—	(2.0)
Interest expense - investments	(32.5)	—	—	(32.5)
Interest expense - corporate	—	—	(12.1)	(12.1)
Other non-operating expenses	0.7	—	—	0.7
Provision for income taxes	(1.0)	—	0.5	(0.5)
Total non-operating loss	3.6	—	(11.6)	(8.0)
Net income (loss)	51.2	4.4	(35.1)	20.5
Add back (less):
Interest expense-investment	32.5	—	—	32.5
Interest expense-corporate	—	—	12.1	12.1
Kennedy Wilson's share of interest expense included in unconsolidated investments	5.8	0.3	—	6.1
Depreciation and amortization	48.3	—	—	48.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	4.5	0.7	—	5.2
Benefit from income taxes	1.0	—	(0.5)	0.5
Fees eliminated in consolidation	(7.5)	7.5	—	—
Consolidated EBITDA (1)	135.8	12.9	(23.5)	125.2
Add back (less):
EBITDA attributable to noncontrolling interests(2)	(70.9)	—	—	(70.9)
Stock based compensation	—	—	17.5	17.5
Adjusted EBITDA(1)	$64.9	$12.9	$(6.0)	$71.8
(1)See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Consolidated EBITDA and Adjusted EBITDA
(2)$43.5 million of depreciation, amortization and interest for the three months ended March 31, 2016.
GAAP net (loss) income to common shareholders was a loss of $0.8 million and income of $7.4 million for the first quarter of 2017 and 2016, respectively. Adjusted EBITDA was $77.3 million and $71.8 million for the first quarter of 2017 and 2016, respectively.
For same property multifamily units, total revenues increased 7.3%, net operating income increased 7.4% and occupancy decreased to 94.2% from 94.4% for the same period in 2016. For same property commercial real estate, total revenues increased 4.0%, net operating income increased 4.7% and occupancy increased 1.0% to 96.4% from the same period in 2016.

A significant portion of our investments are in foreign currencies. We do not hedge future operations or cash flows so changes in foreign currency rates will have an impact on our results of operations. We have included the table below to illustrate the impact these fluctuations have had on our revenues, net income and Adjusted EBITDA by applying the applicable exchange rates for the prior year end. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of risks relating to foreign currency and our hedging strategy and the "Other Comprehensive Income" section below for a discussion of the balance sheet impact of foreign currency movements on our results of operations.

Three Months Ended March 31, 2017
	Investments		Services		Total
Revenues	—	—%	—	—%	—	—%
Net Income	—	(1)%	—	1%	—	—%
Adjusted EBITDA	—	—%	—	—%	—	—%

	Three Months Ended March 31, 2016
	Investments		Services		Total
Revenues	(2.0)	(1)%	—	—%	(2.0)	(1)%
Net Income	(0.3)	(4)%	(0.1)	(2)%	(0.4)	(6)%
Adjusted EBITDA	(1.0)	(1)%	—	—%	(1.0)	(1)%
Revenues
Investments Segment Revenues
Rental income was $124.3 million for the three months ended March 31, 2017 as compared to $119.9 million for the same period in 2016. The $4.4 million increase is primarily due to improved operating performance and new acquisitions subsequent to the first quarter of 2016.
Hotel income was $29.5 million for the three months ended March 31, 2017 as compared to $29.1 million for the same period in 2016. The $0.4 million increase is primarily due to improved operating performance mainly through increases in average daily rates and occupancy as compared to the prior period.
    Loan and other income remained flat at $2.1 million for the three months ended March 31, 2017 as compared to the same period in 2016.
During the three months ended March 31, 2017, KWE sold one condominium unit, which resulted in $0.8 million of sales proceeds as compared to the sale of a condominium unit by KWH in the prior period, which resulted in $1.9 million of proceeds.
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

The following table shows Adjusted Fees for the three month periods ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(dollars in millions)	2017	2016
Investment management and real estate services fees	$17.5	$19.1
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation(1)	7.2	7.5
Kennedy Wilson's share of fees in unconsolidated service businesses	2.9	3.4
Adjusted Fees(2)	$27.6	$30.0
(1) The three months ended March 31, 2017 and 2016 include $4.5 million and $5.1 million, respectively, of fees recognized in net (income) loss attributable to noncontrolling interests relating to the portion of fees paid by noncontrolling interest holders in KWE and equity partner investments.
(2) See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Adjusted Fees.

Investment management and real estate services fees were $17.5 million during the three months ended March 31, 2017 as compared to $19.1 million for the same period in 2016.

Fees earned from investments that were eliminated in consolidation totaled $7.2 million during the three months ended March 31, 2017 as compared to $7.5 million for the same period in 2016. In accordance with U.S. GAAP, these fees were excluded from total fees of $17.5 million and $19.1 million, respectively.

The table below shows Adjusted Fees from investment management and real estate related services for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
Fee Description	2017	2016
Property Services and Research	$11.4	$12.7
Investment Management - Base	9.7	10.6
Investment Management - Performance	6.5	6.5
Investment Management - Acquisition / Disposition	—	0.2
Investment Management - Total	16.2	17.3
Total Adjusted Fees(1)	$27.6	$30.0
(1) See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Adjusted Fees.

Investment management
Investment management generated adjusted fees of $16.2 million during the three months ended March 31, 2017 as compared to $17.3 million for the same period in 2016. The decrease is primarily attributable to fund management fees due to fund asset sales subsequent to the first quarter of 2016 resulting in a lower investment basis from which such fees are derived and foreign currency fluctuations.
Real estate related services
Real estate related services fees decreased to $11.4 million during the three months ended March 31, 2017 as compared to $12.7 million for the same period in 2016 primarily due to decreased brokerage service fees.
Operating Expenses
Investments Segment Operating Expenses
Operating expenses for the three months ended March 31, 2017 increased to $128.1 million compared to $123.5 million for the same period in 2016. The increase is primarily attributable to the following:
Rental operating expenses increased by $5.0 million, and depreciation and amortization increased by $1.4 million primarily due to new acquisitions subsequent to the first quarter of 2016.

Additionally, during the three months ended March 31, 2017 KWE sold a condominium unit which resulted in $0.7 million of costs of real estate sold as compared to the sale of one condominium unit by KWH which resulted in $1.4 million in costs of real estate sold for the same period in 2016.
Investment Management and Real Estate Services Segment Operating Expenses
Operating expenses for the three months ended March 31, 2017 decreased to $13.3 million as compared to $15.9 million for the same period in 2016, primarily due to a decrease in accrued discretionary compensation.
Corporate Operating Expenses
Operating expenses for the three months ended March 31, 2017 were approximately $14.1 million as compared to $23.5 million for the same period in 2016. The decrease is mainly due to the expense taken in 2016 relating to the 60% cliff vesting of restricted stock that was granted in 2012 under the Company’s Amended and Restated 2009 Equity Participation Plan and a decrease in accrued discretionary compensation.
Income from Unconsolidated Investments
     Investments Segment Income from Unconsolidated Investments
During the three months ended March 31, 2017, income from unconsolidated investments was $21.6 million as compared to $18.1 million for the same period in 2016. The decrease is primarily attributable to larger fair value gains in the prior period.
Investment Management and Real Estate Services Segment Income from Unconsolidated Investments
During the three months ended March 31, 2017, income from unconsolidated investments was $0.8 million compared to $1.2 million in 2016. The income recognized relates to our approximate 5% interest in a loan servicing platform in Spain with approximately €23.0 billion of assets under management.
Non-operating Items
Gains on sale of real estate was $5.4 million for the three months ended March 31, 2017 compared to $38.4 million during the same period in 2016. The gains recognized during the three months ended March 31, 2017 relate primarily to the sale of a multifamily property and sales by KWE of non-core assets out of its United Kingdom commercial properties. The gains recognized during the same period in 2016 relate primarily to the sale of a commercial property in the United Kingdom and the sale of 13 commercial properties by KWE.
Acquisition-related expenses were $0.3 million for the three months ended March 31, 2017 compared to $2.0 million during the same period in 2016. The acquisition related expenses primarily relate to professional fees and the payment of stamp duty taxes in the United Kingdom and Ireland.
Interest expense associated with corporate debt was $15.6 million for the three months ended March 31, 2017 as compared to $12.1 million for the same period in 2016. During the third quarter of 2016, KW Group issued an additional $250.0 million of 5.875% senior unsecured notes due 2024 which resulted in the higher interest expense.
Interest expense associated with investment debt was $34.4 million for the three months ended March 31, 2017 as compared to $32.5 million for the same period in 2016. The increase is due to acquisitions and consolidations subsequent to the first quarter of 2016.
During the three months ended March 31, 2017, KW Group generated pretax book loss of $3.2 million related to its global operations and recorded a tax benefit of $4.1 million. On January 1, 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, on a modified prospective basis.  As a result of the adoption of ASU 2016-09, the Company recorded an adjustment to opening retained earnings of $9.3 million for excess tax benefits from share awards which had not been recognized under the prior accounting standard. In addition, during the quarter ended March 31, 2017, the Company realized excess tax benefits of $12.4 million from the vesting of restricted stock awards and dividends on restricted stock, which resulted in a tax benefit of $4.3 million. The difference between the U.S. federal rate of 35% and the Company's effective rate is primarily attributable to excess tax benefits from restricted stock awards and income earned by noncontrolling interests which is generally not subject to corporate taxes.
We had net income of $0.1 million attributable to noncontrolling interests during the three months ended March 31, 2017 compared to $27.4 million during the three months ended March 31, 2016. The income attributable to noncontrolling interest in the period ended March 31, 2016 was primarily due to gains on sales of properties.
Preferred dividends and accretion of preferred stock issue costs were $0.0 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively. Due to the conversion of all outstanding shares of Series B Preferred Stock on December 28, 2016, there was no Preferred Stock outstanding during the three months ended March 31, 2017.

Other Comprehensive Income
The two major components that drive the change in other comprehensive income are the change in foreign currency rates and the gains or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the three months ended March 31, 2017 and 2016.

(Dollars in millions)	Three Months Ended March 31,
	2017	2016
Unrealized foreign currency translation loss, net of noncontrolling interests and tax	$5.4	$7.5
Unrealized foreign currency derivative contract (loss) gain, net of noncontrolling interests and tax	(0.3)	(6.7)
Unrealized gain marketable securities, net of noncontrolling interests and tax	$—	0.1
Other comprehensive income	$5.1	$0.9
The main currencies that we have exposure to are the euro, pound sterling and the yen. The table below represents the change in rates over the three months ended March 31, 2017 and 2016 as compared to the U.S. Dollar:

	Three Months Ended March 31,
	2017	2016
Euro	1.8%	5.0%
GBP	2.2%	(2.0)%
Yen	(5.1)%	6.0%
Other comprehensive income (loss), net of taxes and noncontrolling interests, for the three months ended March 31, 2017 and 2016 was income of $5.1 million and $0.9 million, respectively.  The unrealized foreign currency translation income, net of taxes and noncontrolling interests, was income of $5.4 million and $7.5 million for the three months ended March 31, 2017 and 2016, respectively. The gains relating to unrealized foreign currency translation increased during the current period due to the strengthening of the pound sterling and euro against the U.S. dollar.
The unrealized foreign currency derivative contract loss, net of taxes and non-controlling interests, during the current quarter was a loss of $0.3 million and $6.7 million for the three months ended March 31, 2017 and 2016, respectively. The loss in both periods were due to the appreciation of the underlying currencies the contracts were hedging.
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
Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, dividend payments to our stockholders, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through our existing cash and cash equivalents plus capital generated from our IMRES business, sales of real estate, collections from loans and loan pools, as well as availability on our current revolving lines of credit (which was undrawn as of March 31, 2017). As of March 31, 2017, we and our consolidated subsidiaries (including KWE) had approximately $1.6 billion of potential liquidity, which includes approximately $757 million of availability under lines of credit and $808 million of cash for KWH and KWE, collectively.
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
Development and redevelopment
Kennedy Wilson has a number of development, redevelopment and entitlement projects that are underway or in the planning stages.  These initiatives may ultimately result in 1,837 multifamily units, 542,000 commercial rentable square feet, and 525 residential units, along with substantial upgrades to certain multifamily and commercial properties and hotels (figures exclude similar projects owned by KWE). If these projects were brought to completion the estimated remaining capital would be approximately $1.6 billion which we expect would be funded through our existing equity, third party equity, project sales and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. As of March 31, 2017, we expect to invest $164.4 million cash commitments to develop to completion or complete the entitlement process on these projects. These figures are budgeted costs and are subject to change. We and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process.  In many cases, we allocated little to no basis to the land that was acquired in conjunction with nearby income producing properties.
We are currently developing “Capital Dock,” a prime waterfront 690,000 square feet commercial and multifamily development located in Dublin, Ireland.  The development is currently being funded with equity from us and our equity partners.   We hold a 42.5% interest in the development and as of March 31, 2017 we have invested $51.7 million of equity in the project. Additionally, during the three months March 31, 2017, we contributed a total of $4.7 million to the project.  We currently expect to complete the development by 2018 with additional equity from us of approximately $55.2 million.  This is a budgeted figure, however, and is subject to change (increase or decrease) due to a number of factors, including: (i) we are developing this project under a construction management contract with the general contractor and therefore could be called upon to contribute additional capital in the event that actual costs exceed budgeted costs (currently approximately 80% of the budgeted costs have been fixed under price-capped agreements between the general contractor and various subcontractors); and (ii) we and our equity partners may look to secure third-party construction financing to fund all or a portion of the construction costs.  We and our equity partners are under no obligation to complete this project and we could decide to sell the asset before the development is complete.  In addition to Capital Dock, we are concurrently building approximately 417 multifamily units in Dublin, Ireland.
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

Under our current joint venture strategy, we generally contribute property expertise and a fully funded initial cash contribution, with commitments to provide additional funding. Accordingly, we generally do not have significant capital commitments with unconsolidated entities. As of March 31, 2017, we have unfulfilled capital commitments totaling $19.4 million to our unconsolidated investments.

Foreign subsidiaries
The Company has subsidiaries in the United Kingdom, Ireland, Luxembourg, Spain and Jersey which manage our European real estate investments as well as subsidiaries in Ireland and Scotland that operate hotel businesses. As of March 31, 2017, two of our subsidiaries foreign subsidiaries have positive, accumulated earnings of $3.9 million.  U.S. domestic taxes have not been provided on amounts earned by such foreign companies since it is our plan to indefinitely reinvest amounts earned by these foreign subsidiaries. If these earnings were repatriated to the United States, additional U.S. domestic taxes of $1.2 million would be incurred.
Cash Flows
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions from our unconsolidated investments, revenues from our IMRES business net of operating expenses and other general and administrative costs.  Substantially all cash flows provided by and used in operations of $11.2 million and $8.9 million for the three months March 31, 2017 and 2016, respectively, are due to rental payments derived from our rental properties and operating distributions from our unconsolidated investments. These amounts are offset from the payment of annual discretionary compensation during the first quarter in both periods and interest expense to fund our investment business.
Investing
Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in unconsolidated investments, capital expenditures, purchases of loans secured by real estate, as well as return of capital investments from dispositions or refinances on our investments and resolutions in our loan participations and loan pools. Net cash used in investing activities totaled $9.2 million for the three months ended March 31, 2017. KW Group invested $47.0 million for additions to real estate (including $15.9 million by KWE). KW Group collected $6.4 million on a loan secured by an office property in San Diego, CA during the first quarter. In addition to this sale, KW Group received $40.3 million from the sale of real estate in Europe and the Western U.S. (including $12.5 million by KWE).
Net cash provided by investing activities totaled $148.4 million for the three months ended March 31, 2016. This was primarily due to $102.2 million of purchases and additions to real estate by KW Group (including $72.4 million by KWE) which mainly included 171 properties across the United Kingdom. In addition, KW Group received $130.2 million from the sale of a portfolio of loans by KWE during the quarter. In addition to this sale, KW Group received $108.0 million mainly from the sale of real estate mainly in Europe.
Financing
Our net cash related to financing activities are generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash used in financing activities totaled $88.2 million for the three months ended March 31, 2017.  Cash used primarily consisted of repayment of $56.5 million of investment debt, of which $22.7 million were related to repayments by KWE, distributions of $15.9 million to noncontrolling interest holders, the repurchase and retirement of common stock of 29.2 million. These were partially offset by proceeds of $24.0 million from mortgage loans to finance and refinance consolidated property acquisitions.
Net cash provided by financing activities totaled $26.0 million for the three months ended March 31, 2016. KW Group received proceeds of $126.2 million from mortgage loans to finance and refinance consolidated property acquisitions (including $94.6 million by KWE). These were partially offset by repayment of $41.1 million of investment debt, of which $22.2 million were related to repayments by KWE and distributions of $43.7 million to noncontrolling interest holders mainly due to the sale of our Japanese multifamily portfolio.
Contractual Obligations and Commercial Commitments
At March 31, 2017, KW Group's contractual cash obligations, including debt and operating leases, included the following:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Borrowings: (1)(4)
Investment debt (2)(4)	$3,982.6	$68.4	$980.8	$752.7	$2,180.7
Senior notes (3)(4)	955.0	—	—	—	955.0
Total borrowings	4,937.6	68.4	980.8	752.7	3,135.7
Operating leases	10.9	2.0	5.1	2.4	1.4
Total contractual cash obligations	$4,948.5	$70.4	$985.9	$755.1	$3,137.1

(1) See notes 8-10 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: three months ending December 31, 2017 - $140.4; 1-3 years - $522.1; 4-5 years - $292.4; After 5 years - $321.7. The interest payments on variable rate debt have been calculated using the interest rate in effect at March 31, 2017.
(2) Excludes $1.0 of unamortized debt premium on investment debt.
(3) Excludes $2.1 of net unamortized debt discount on senior notes.
(4) Excludes $39.8 of unamortized loan fees.

At March 31, 2017, our share of contractual cash obligations (excluding amounts that are attributable to noncontrolling interests), including debt and operating leases, included the following:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Borrowings: (1)
Investment debt	$2,181.9	$67.4	$489.2	$245.6	$1,379.7
Senior notes (2)	955.0	—	—	—	955.0
Total borrowings	3,136.9	67.4	489.2	245.6	2,334.7
Operating leases	10.9	2.0	5.1	2.4	1.4
Total contractual cash obligations	$3,147.8	$69.4	$494.3	$248.0	$2,336.1

(1) See notes 8-10 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments.
(2) Excludes $2.1 of net unamortized debt discount on senior notes.
Indebtedness and Related Covenants
The following describes our corporate indebtedness and related covenants.
Senior Notes Payable
In March 2014, Kennedy-Wilson, Inc., completed a public offering of $300.0 million aggregate principal amount of 5.875% Senior Notes due 2024 (the “2024 Notes”), for approximately $290.7 million, net of discount and estimated offering expenses. The 2024 Notes were issued pursuant to an indenture dated as of March 25, 2014, by and among Kennedy-Wilson, Inc., as issuer, and Wilmington Trust National Association, as trustee, as supplemented by a supplemental indenture, dated as of March 25, 2014, by and between Kennedy-Wilson, Inc. as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantors, and Wilmington Trust National Association, as trustee (the indenture, as so supplemented, the “2024 Indenture”). The issuer's obligations under the 2024 Notes are fully and unconditionally guaranteed by Kennedy-Wilson Holdings, Inc. and the subsidiary guarantors. At any time prior to April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at the redemption price specified in the 2024 Indenture, plus accrued and unpaid interest, if any, to the redemption date. Prior to April 1, 2017, the issuer may also redeem up to 35% of the 2024 Notes from the proceeds of certain equity offerings. Interest on the 2024 Notes accrues at a rate of 5.875% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2014. The 2024 Notes will mature on April 1, 2024. In November 2014 and August 2016, we completed two additional public offerings of $350 million and $250 million, respectively, aggregate principal amounts of 5.875% Senior Notes, due 2024 (the “Additional Notes”). The Additional Notes have substantially identical terms as the 2024 Notes described above, and are treated as a single series with the 2024 Notes under such 2024 Indenture. The Additional Notes were issued and sold at a public offering prices of 100.0% of their principal amount, plus accrued interest. The amount of the 2024 Notes included in the accompanying consolidated balance sheets was $897.9 million at March 31, 2017.

In November and December 2012, Kennedy-Wilson, Inc. completed a public offering of $55.0 million aggregate principal amount of 7.750% Senior Notes due 2042 (the "2042 Notes"). The 2042 Notes were issued pursuant to an indenture dated as of November 28, 2012, by and among Kennedy-Wilson, Inc., as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantees and Wilmington Trust National Association, as trustee, as amended by various subsequent supplemental indentures. The issuer's obligations under the 2042 Notes are fully and unconditionally guaranteed by Kennedy Wilson and the subsidiary guarantors. At any time prior to December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. Interest on the 2042 Notes accrues at a rate of 7.750% per annum and is payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on March 1, 2013. The 2042 Notes will mature on December 1, 2042. The amount of the 2042 Notes included in the accompanying consolidated balance sheets was $55.0 million at March 31, 2017.
KWE Senior Notes Payable

In June 2015, KWE completed its inaugural bond offering ("KWE Bonds") of approximately $376.5 million (based on
March 31, 2017 rates) (£300 million) in 3.95% fixed-rate senior unsecured bonds due 2022. In September 2016, KWE completed an additional bond offering of approximately $251.0 million (based on March 31, 2017 rates) (£200 million) under the same indenture as the KWE Bonds mentioned above. The KWE Bonds have a carrying value of $627.5 million at March 31, 2017. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros.

In addition, during the fourth quarter of 2015, KWE established a £2.0 billion (approximately $2.5 billion based on March 31, 2017 rates) Euro Medium Term Note Programme ("EMTN"). Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. During the fourth quarter of 2015 and second quarter of 2016, KWE drew down under its EMTN Programme, with the issuances of senior unsecured notes for an aggregate principal amount of approximately $585.9 million (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $581.7 million have an annual fixed coupon of 3.25%, and mature in 2025. The KWE Notes rank pari passu with the KWE Bonds, and are subject to the same restrictive covenants.

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
Borrowings Under Line of Credit
On December 10, 2015, Kennedy-Wilson, Inc. (the “Borrower”), a wholly-owned subsidiary of KWH entered into a $475.0 million unsecured revolving credit facility (the “KW Revolving Facility”) with a syndicate of lenders including JPMorgan Chase Bank, N.A., Deutsche Bank AG New York Branch, U.S. Bank N.A., East West Bank, Fifth Third Bank, The Governor and Company of the Bank of Ireland, Compass Bank and City National Bank and Bank of America, N.A., acting as administrative agent and letter of credit issuer. Loans under the KW Revolving Facility bear interest at a rate equal to LIBOR plus 2.50% or 3.00%, depending on the consolidated leverage ratio as of the applicable measurement date, and have a maturity date of December 10, 2018. Subject to certain conditions precedent and at the Borrower’s option, the maturity date of the KW Revolving Facility may be extended by one year. As of March 31, 2017, the secured credit facility was undrawn, with $475.0 million still available.
KWE Facility
In August 2014, KWE entered into a three-year unsecured floating rate revolving debt facility ("KWE Facility") with Bank of America Merrill Lynch, Deutsche Bank, and J.P. Morgan Chase of approximately $282.4 million (£225 million) with a syndicate of banks. The KWE Facility requires KWE to maintain (i) a maximum consolidated leverage ratio (as defined in the revolving loan agreement) of no more than 60%; (ii) a minimum fixed charge coverage ratio where consolidated EBITDA to consolidated fixed charges is no less than 1.9 to 1.0 for the last four quarters; (iii) unencumbered assets of no less than 125% of the unsecured indebtedness (less cash & cash equivalents); and (iv) a maximum secured recourse indebtedness for consolidated secured recourse debt to not exceed 2.5% of total asset value at any time. As of March 31, 2017, the unsecured credit facility was undrawn, with $282.4 million (£225 million) still available based on rates as of March 31, 2017.
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

The credit agreement that governs the KW Revolving Facility requires us to maintain (i) a maximum consolidated leverage ratio (as defined in the credit agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.60 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $920.7 million plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after September 30, 2015, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the credit agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the credit agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the credit agreement) and $138.2 million, (vi) a maximum adjusted secured leverage ratio (as defined in the credit agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the credit agreement) of at least $250 million.

As of March 31, 2017, our consolidated leverage ratio was 61.9%, its fixed charge coverage ratio was 2.5 to 1.00, its consolidated tangible net worth was $1,214.5 million, its adjusted secured leverage ratio was 45%, its secured recourse leverage ratio was 1.4%, its recourse leverage ratio was 0.84, and liquidity was $615.0 million. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by KWH and certain of its wholly-owned subsidiaries.

The indentures governing the 2024 Notes and 2042 Notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. As of March 31, 2017, the balance sheet leverage ratio was 0.93 to 1.00.
Off-Balance Sheet Arrangements
We have provided guarantees associated with loans secured by consolidated assets. At March 31, 2017, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $50.4 million. The guarantees expire through 2026, and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
As of March 31, 2017, we have unfulfilled capital commitments totaling $19.4 million to our unconsolidated investments. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
Please refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for discussion of our non-recourse carve-out guarantees arrangements, as there have been no material changes to that disclosure.
Certain Non-GAAP Measures and Reconciliations
The table below is a reconciliation of Non-GAAP measures to their most comparable GAAP measures. For the reconciliation of amounts relating the three months ended March 31, 2017 and 2016 see tables in Results of Operations section of the Management Discussion and Analysis.

	Three Months Ended March 31,
(dollars in millions)	2015	2014	2013
Net (loss) income	$(4.3)	$49.9	$(2.6)
Non-GAAP Adjustments
Add back:
Interest expense	32.4	15.8	11.4
Kennedy Wilson's share of interest expense in unconsolidated investments	6.4	11.0	10.6
Depreciation and amortization	36.6	7.3	3.1
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	8.8	14.8	9.3
(Benefit from) provision for income taxes	(8.1)	8.8	(1.7)
Consolidated EBITDA	71.8	107.6	30.1
Add back (less):
Share-based compensation	7.3	1.7	1.8
EBITDA attributable to noncontrolling interests	(25.4)	(40.1)	—
Adjusted EBITDA	$53.7	$69.2	$31.9

	Three Months Ended March 31,
(dollars in millions)	2015	2014	2013
Investment management, property services and research fees(1)	$16.4	$13.2	$13.6
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation	7.0	1.6	0.7
Kennedy Wilson's share of fees in unconsolidated service businesses	3.7	3.4	—
Adjusted Fees	$27.1	$18.2	$14.3
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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of March 31, 2017, 80% of our consolidated level debt is fixed rate, 12% is floating rate with interest caps and 8% is floating rate without interest caps.

We hold variable rate debt on some of our consolidated properties that are subject to interest rate fluctuations.  In order to mitigate some of the risk associated with increasing interest rates we have purchased interest rate caps that limit the amount that interest expense can increase with rate increases.  However, some of its debt is uncapped and the mortgages that do have interest caps are subject to increased interest expense until rates hit the level of caps that have been purchased.  If there was a 100 basis point increase or decrease, we would have a $7.9 million increase in interest expense or $4.3 million in interest expense savings during 2017 on our current consolidated mortgages.  The weighted average maturity of KW Group’s variable rate mortgages is approximately 4 years as of March 31, 2017.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of March 31, 2017. The weighted average interest rate for the various assets and liabilities presented are actual as of March 31, 2017. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
	2017	2018	2019	2020	2021	Thereafter	Total	March 31, 2017
(Dollars in millions)
Interest rate sensitive assets
Cash and cash equivalents	$851.0	$—	$—	$—	$—	$—	$851.0	$851.0
Average interest rate	0.10%	—%	—%	—%	—%	—%	0.10%	—
Fixed rate receivables	67.6	—	4.5	—	—	—	72.1	72.1
Average interest rate (1)	6.76%	—%	5.00%	—%	—%	—%	5.45%	—
Variable rate receivables	10.5	—	—	—	—	—	10.5	10.5
Average interest rate	3.84%	—%	—%	—%	—%	—%	3.84%	—
Total	$929.1	$—	$4.5	$—	$—	$—	$933.6	$933.6
Weighted average interest rate	0.16%	—%	5.00%	—%	—%	—%	0.18%
Interest rate sensitive liabilities
Variable rate borrowings	$59.4	$100.7	$462.2	$32.2	$51.5	$313.3	$1,019.3	$1,020.6
Average interest rate	2.98%	3.55%	2.16%	3.93%	3.22%	2.89%	2.68%	—
Fixed rate borrowings	—	54.7	85.2	219.1	47.1	3,511.9	3,918.0	3,964.9
Average interest rate	—%	4.14%	4.24%	3.78%	4.85%	4.17%	4.17%	—
Total	$59.4	$155.4	$547.4	$251.3	$98.6	$3,825.2	$4,937.3	$4,985.5
Weighted average interest rate	2.98%	3.75%	2.48%	3.80%	4.00%	4.07%	3.86%

(1) Interest rate sensitive assets' weighted average interest rates are exclusive of non-performing receivables.
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
As the total amount of assets denominated in foreign currencies has grown due to KW Group's expansion in Europe, we have also increased the amount of corresponding foreign currency derivative contracts. As of March 31, 2017, approximately

36% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes.
The table below shows the Company's investment account and consolidated cash position by currency as well as any hedges on those currencies as of March 31, 2017 and the impact of a 10% fluctuation in rates.

(in millions)	GBP		Euro		Total Non-USD		USD		Total
USD
Investment account(1)(2)	$540.7	26%	$223.5	11%	$764.2	36%	$1,339.5	64%	$2,103.7
Cash	1.4	1%	1.0	1%	2.4	1%	164.7	99%	167.1

Local currencies
Investment account	£430.8		€209.8
Cash	£1.1		€0.9

Hedges, net of noncontrolling interests
Notional Amount	£356.0		€130.0

Rate fluctuation impact
10% increase	$38.6		$13.3
10% decrease	$(29.5)		$(11.0)
(1) Includes cash held by consolidated investments net of noncontrolling interests.
(2) Excludes hedge fair values, net of noncontrolling interest of $11.6 million and $2.9 million on GBP and Euro, respectively.

Item 4.	Controls and Procedures
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

We may not complete the acquisition of KWE within the time frame we anticipate or at all, which could have a negative effect on our business and our results of operations.
As previously disclosed, on April 24, 2017, the Company issued an announcement (the “Rule 2.7 Announcement”) pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers disclosing the terms of a recommended offer by the Company to acquire all of the outstanding shares (other than shares owned by the Company or its subsidiaries or held in treasury) of KWE in an all-stock transaction (the “Transaction”).  The Transaction is subject to a number of closing conditions, such as, among other things, approval by each company’s shareholders and regulatory approval.  These conditions may not be satisfied or may take longer than expected to be satisfied. The Transaction is also subject to other risks and uncertainties. We and KWE have already devoted substantial time and resources and incurred substantial costs in connection with the Transaction, many of which must be paid even if the Transaction is not completed, which could have an adverse effect on our financial condition, results of operations or cash flows. We cannot provide any assurance that the Transaction will be completed or that there will not be a delay in the completion of the Transaction. If the Transaction is not consummated, our and/or KWE’s reputation in our industry and in the investment community could be damaged, and the market price of our and/or KWE’s common stock could decline.

If the Transaction with KWE is completed, we may not achieve the intended benefits and the Transaction may disrupt our current plans or operations.
There can be no assurance that we will be able to successfully realize the expected benefits of the Transaction. Following the completion of the Transaction, we will have significantly more financial exposure to KWE’s performance than we do presently, and adverse changes in KWE’s business or finances could adversely affect us to a greater extent than presently.  In addition, our business may be negatively impacted following the Transaction if we are unable to effectively manage the resulting enlarged company. If we complete the acquisition but do not realize some or all of its intended benefits, we may be unable to, among other things, increase our dividend in the timeframe or to the extent we currently anticipate, or at all.

The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. There were no material changes from the risk factors disclosed in Item 1A of our report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
January 1 - January 31, 2016	—	$—	—	$100,000,000
February 1 - February 29, 2016	—	—	—	100,000,000
March 1 - March 31, 2016	240,000	20.74	240,000	95,007,587
April 1 - April 30, 2016	—	—	240,000	95,007,587
May 1 - May 31, 2016	676,073	20.22	916,073	81,315,671
June 1 - June 30, 2016	505,179	18.53	1,421,252	71,935,877
July 1 - July 31, 2016	32,585	17.99	1,453,837	71,348,194
August 1 - August 31, 2016	—	—	1,453,837	71,348,194
September 1 - September 30, 2016	—	—	1,453,837	71,348,194
October 1 - October 31, 2016	—	—	1,453,837	71,348,194
November 1 - November 30, 2016	545,768	22.24	1,999,605	59,189,449
December 1 - December 31, 2016	440,951	21.06	2,440,556	49,885,068
January 1 - January 31, 2017	77,155	20.00	2,517,711	48,339,096
February 1 - February 28, 2017	—	—	2,517,711	48,339,096
March 1 - March 31, 2017	—	—	2,517,711	48,339,096
Total	2,517,711	$20.52	2,517,711	$48,339,096
(1) On February 25, 2016, our board of directors authorized us to repurchase up to $100 million of its common shares, from time to time, subject to market conditions.

In addition to the repurchases of the Company’s common stock made above, the Company also withheld shares with respect to the vesting of restricted stock that the Company made to its employees.  Shares that vested during the three months ended March 31, 2017 and 2016 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities.  During the three months ended March 31, 2017 and 2016, total payments for the employees’ tax obligations to the taxing authorities were $27.5 million (1,114,903 shares withheld) and $8.1 million (396,442 shares withheld), respectively.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description
4.1
Supplemental Indenture No. 7 dated April 13, 2017 among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the related entity names there in, the subsidiary guarantors named therein and Wilmington Trust, National Association

4.2
Supplemental Indenture No. 15 to the 2042 Notes Indenture dated as of April 13, 2017, among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantor party thereto and Wilmington Trust, National Association, as trustee.

10.1	Joinder Agreement, dated as of April 18, 2017 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNEDY-WILSON HOLDINGS, INC.

Dated:	May 10, 2017	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)