Form 10-Q
period 2017-06-30
Kennedy-Wilson Holdings, Inc.
filed 2017-08-04
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
(310) 887-6400

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.
(See definition of “large accelerated filer," "accelerated filer," "smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Emerging Growth Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
The number of shares of common stock outstanding as of August 3, 2017 was 114,218,250.

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
“KWE” refers to Kennedy Wilson Europe Real Estate plc, a London Stock Exchange-listed company that we externally manage through a wholly-owned subsidiary.  In our capacity as external manager of KWE, we are entitled to receive certain (i) management fees equal to 1% of KWE’s adjusted net asset value (EPRA NAV), half of which are paid in cash and the remainder of which is paid are KWE shares; and (ii) performance fees, all of which are paid in KWE shares.  In accordance with U.S. GAAP, the financial position and results of KWE are consolidated in our financial statements.  We own an approximately 23.80% equity interest in KWE as of June 30, 2017, and throughout this report, we refer to our pro-rata ownership stake (based on our 23.80% equity interest or weighted-average ownership interest during the period, as applicable) in investments made and held directly by KWE and its subsidiaries.
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
 "Adjusted EBITDA" represents net income attributable to Kennedy-Wilson Holdings Inc., shareholders before our share of: i) investment interest expense, ii) corporate interest expense, iii) depreciation and amortization, iv) income taxes, v) share-based compensation expense, and vi) preferred stock dividends and accretion of issuance costs.  Please also see the reconciliation to GAAP under "Certain Non-GAAP Measures and Reconciliations."  Our management uses Adjusted EBITDA to analyze our business because it adjusts net income for items we believe do not accurately reflect the nature of our business going forward or that relate to non-cash compensation expense or noncontrolling interests. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations. However, Adjusted EBITDA is not a recognized measurement under GAAP and when analyzing our operating performance, readers should use Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not remove all non-cash items (such as acquisition-related gains) or consider certain cash requirements such as tax and debt service payments. The amount shown for Adjusted EBITDA also differs from the amount calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.

i

“Adjusted fees’’ refers to Kennedy Wilson’s gross investment management, property services and research fees adjusted to include fees eliminated in consolidation and Kennedy Wilson’s share of fees in unconsolidated service businesses. Please also see the reconciliation to GAAP under "Certain Non-GAAP Measures and Reconciliations". Our management uses Adjusted fees to analyze our investment management and real estate services business because the measure removes required eliminations under GAAP for properties in which the Company provides services but also has an ownership interest. These eliminations understate the economic value of the investment management, property services and research fees and makes the Company comparable to other real estate companies that provide investment management and real estate services but do not have an ownership interest in the properties they manage. Our management believes that adjusting GAAP fees to reflect these amounts eliminated in consolidation presents a more holistic measure of the scope of our investment management and real estate services business.
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
"Net operating income" or " NOI” is a non-GAAP measure representing the income produced by a property calculated by deducting operating expenses from operating revenues. Our management uses net operating income to assess and compare the performance of our properties and to estimate their fair value. Net operating income does not include the effects of depreciation or amortization or gains or losses from the sale of properties because the effects of those items do not necessarily represent the actual change in the value of our properties resulting from our value-add initiatives or changing market conditions. Our management believes that net operating income reflects the core revenues and costs of operating our properties and is better suited to evaluate trends in occupancy, lease rates, and the relative costs of operating properties. Please also see the reconciliation to GAAP under "Certain Non-GAAP Measures and Reconciliations".
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
"Pro-Rata" represents Kennedy Wilson's share calculated by using our proportionate economic ownership of each asset in our portfolio, including our 23.8% ownership in KWE as of June 30, 2017. Please also refer to the pro-rata financial data in our supplemental financial information.
"Property net operating income" is a non-GAAP measure calculated by deducting the Company's Pro-Rata share of rental and hotel operating expenses from the Company's Pro-Rata rental and hotel revenues. Please also see the reconciliation to GAAP under "Certain Non-GAAP Measures and Reconciliations".
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

ii

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2017	December 31, 2016
(Dollars in millions, except share and per share amounts)
Assets
Cash and cash equivalents	$569.2	$260.2
Cash held by consolidated investments	695.6	625.5
Accounts receivable (including $40.5 and $30.4 of related party)	93.4	71.3
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	6,062.1	5,814.2
Loan purchases and originations	87.2	87.7
Unconsolidated investments (including $330.8 and $329.4 at fair value)	499.0	555.6
Other assets	277.8	244.6
Total assets(1)	$8,284.3	$7,659.1

Liabilities and equity
Liabilities
Accounts payable	$20.8	$11.2
Accrued expenses and other liabilities	431.4	412.1
Line of credit	350.0	—
Investment debt	4,192.8	3,956.1
Senior notes payable	937.6	936.6
Total liabilities(1)	5,932.6	5,316.0

Equity
Common stock, 114,218,250 and 115,740,906 shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	1,215.9	1,231.4
Accumulated deficit	(132.0)	(112.2)
Accumulated other comprehensive loss	(56.4)	(71.2)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	1,027.5	1,048.0
Noncontrolling interests	1,324.2	1,295.1
Total equity	2,351.7	2,343.1
Total liabilities and equity	$8,284.3	$7,659.1

(1) The assets and liabilities as of June 30, 2017 include $4.8 billion (including cash held by consolidated investments of $0.6 billion and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $3.8 billion) and $2.9 billion (including investment debt of $2.6 billion), respectively, from consolidated variable interest entities ("VIEs"). The assets and liabilities as of December 31, 2016 include $4.5 billion (including cash held by consolidated investments of $0.6 billion and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $3.6 billion) and $2.7 billion (including investment debt of $2.4 billion), respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except share and per share amounts)	2017	2016	2017	2016
Revenue
Rental	$123.8	$120.3	$248.1	$240.2
Hotel	29.0	26.8	58.5	55.9
Sale of real estate	12.8	12.3	13.6	14.2
Investment management, property services and research fees (includes $0.3, $6.5, $10.0, and $17.5 of related party fees)	7.7	13.5	25.2	32.6
Loan purchases, loan originations and other	4.5	3.6	6.5	5.8
Total revenue	177.8	176.5	351.9	348.7
Operating expenses
Rental operating	36.6	32.8	72.6	63.8
Hotel operating	22.8	23.6	47.2	48.1
Cost of real estate sold	9.6	9.2	10.3	10.6
Commission and marketing	1.7	1.8	3.7	3.5
Compensation and related	45.5	40.5	78.2	86.2
General and administrative	10.0	11.8	19.9	22.0
Depreciation and amortization	52.1	48.9	101.8	97.3
Total operating expenses	178.3	168.6	333.7	331.5
Income from unconsolidated investments	13.4	8.4	35.9	27.6
Operating income	12.9	16.3	54.1	44.8
Non-operating income (expense)
Gain on sale of real estate	66.3	16.1	71.7	54.5
Acquisition-related gains	—	8.6	—	8.6
Acquisition-related expenses	(0.9)	(6.3)	(1.2)	(8.4)
Interest expense-investment	(35.5)	(33.6)	(69.9)	(66.1)
Interest expense-corporate	(16.6)	(12.2)	(32.2)	(24.3)
Other income	4.4	5.0	4.9	5.7
Income (loss) before (provision for) benefit from income taxes	30.6	(6.1)	27.4	14.8
(Provision for) benefit from income taxes	(8.8)	3.9	(4.6)	3.4
Net income (loss)	21.8	(2.2)	22.8	18.2
Net (income) loss attributable to the noncontrolling interests	(12.4)	1.1	(12.6)	(26.2)
Preferred dividends and accretion of preferred stock issuance costs	—	(0.5)	—	(1.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$9.4	$(1.6)	$10.2	$(9.1)
Basic income (loss) per share
Income (loss) per basic	$0.08	$(0.02)	$0.09	$(0.09)
Weighted average shares outstanding for basic	111,723,952	109,056,941	111,945,354	109,136,241
Diluted income (loss) per share
Income (loss) per diluted	$0.08	$(0.02)	$0.09	$(0.09)
Weighted average shares outstanding for diluted	111,723,952	109,056,941	111,945,354	109,136,241
Dividends declared per common share	$0.17	$0.14	$0.34	$0.28

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016

Net income (loss)	$21.8	$(2.2)	$22.8	$18.2
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation gain (loss)	99.6	(82.8)	120.8	(60.6)
Unrealized gain on marketable securities	0.1	—	0.1	0.1
Amounts reclassified out of AOCI during the period	—	2.7	—	2.7
Unrealized currency derivative contracts loss	(41.5)	(39.4)	(32.8)	(89.4)
Total other comprehensive income (loss) for the period	58.2	(119.5)	88.1	(147.2)

Comprehensive income (loss)	80.0	(121.7)	110.9	(129.0)
Comprehensive (income) loss attributable to noncontrolling interests	(61.0)	110.6	(85.9)	112.1
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$19.0	$(11.1)	$25.0	$(16.9)

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statement of Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
(Dollars in millions, except share amounts)	Shares	Amount					Total
Balance at December 31, 2016	115,740,906	$—	$1,231.4	$(112.2)	$(71.2)	$1,295.1	$2,343.1
Cumulative effect of ASU 2016-09 adoption(1)	—	—	—	9.3	—	—	9.3
Shares forfeited	(57,000)	—	—	—	—	—	—
Restricted stock grants (RSG)	71,750	—	—	—	—	—	—
Shares retired due to RSG vesting	(1,460,251)	—	(34.0)	—	—	—	(34.0)
Shares retired due to common stock repurchase program	(77,155)	—	(1.4)	(0.2)	—	—	(1.6)
Stock based compensation	—	—	19.9	—	—	—	19.9
Other comprehensive income (loss):
Unrealized foreign currency translation gain, net of tax	—	—	—	—	28.1	92.7	120.8
Unrealized foreign currency derivative contract loss, net of tax	—	—	—	—	(13.4)	(19.4)	(32.8)
Unrealized gains on marketable securities, net of tax	—	—	—	—	0.1	—	0.1
Common stock dividends	—	—	—	(39.1)	—	—	(39.1)
Net income	—	—	—	10.2		12.6	22.8
Acquisition of Kennedy Wilson Europe (KWE) shares from noncontrolling interest holders	—	—	—	—	—	(3.3)	(3.3)
Contributions from noncontrolling interests	—	—	—	—	—	22.7	22.7
Distributions to noncontrolling interests	—	—	—	—	—	(76.2)	(76.2)
Balance at June 30, 2017	114,218,250	$—	$1,215.9	$(132.0)	$(56.4)	$1,324.2	$2,351.7
(1) See Note 2 for further discussion.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2017	2016
Cash flows from operating activities:
Net income	$22.8	$18.2
Adjustments to reconcile net income to net cash used in operating activities:
Net gain from sale of real estate	(75.0)	(58.1)
Acquisition-related gain	—	(8.6)
Depreciation and amortization	101.8	97.3
Provision for deferred income taxes	(0.4)	(6.6)
Amortization of deferred loan costs	4.1	5.2
Accretion of interest income on loans	(3.6)	(4.6)
Amortization of discount and accretion of premium on issuance of the senior notes and investment debt	(0.6)	(0.5)
Unrealized net loss (gain) on derivatives	7.0	(6.3)
Income from unconsolidated investments	(35.9)	(28.1)
Operating distributions from unconsolidated investments	57.3	17.9
Operating distributions from loan purchases and originations	2.6	9.1
Share-based compensation	19.9	32.2
Change in assets and liabilities:
Accounts receivable	(11.6)	(29.7)
Other assets	(13.1)	(14.3)
Accounts payable, accrued expenses and other liabilities	(7.1)	(12.6)
Net cash provided by operating activities	68.2	10.5
Cash flows from investing activities:
Additions to loans	—	(5.3)
Collections of loans	6.4	138.8
Net proceeds from sale of real estate	243.0	183.4
Purchases of and additions to real estate	(284.9)	(447.5)
Proceeds from settlement of foreign derivative contracts	3.0	25.7
Purchases of foreign derivative contracts	(0.5)	(3.4)
Investment in marketable securities	(0.4)	(0.7)
Proceeds from sale of marketable securities	0.2	—
Distributions from unconsolidated investments	69.0	35.2
Contributions to unconsolidated investments	(36.7)	(45.6)
Net cash used in investing activities	(0.9)	(119.4)
Cash flows from financing activities:
Borrowings under line of credit	400.0	100.0
Repayment of lines of credit	(50.0)	—
Borrowings under investment debt	166.8	476.5
Repayment of investment debt	(100.6)	(97.5)
Debt issue costs	(0.1)	(3.7)
Repurchase and retirement of common stock	(35.6)	(42.8)
Dividends paid	(37.9)	(31.0)
Costs associated with KWE transaction	(5.5)	—
Acquisition of KWE shares from noncontrolling interest holders	(3.3)	(67.9)
Contributions from noncontrolling interests, excluding KWE	22.7	12.9
Distributions to noncontrolling interests	(76.2)	(73.5)
Net cash provided by financing activities	280.3	273.0
Effect of currency exchange rate changes on cash and cash equivalents	31.5	(39.7)
Net change in cash and cash equivalents(1)	379.1	124.4
Cash and cash equivalents, beginning of period	885.7	731.6
Cash and cash equivalents, end of period	$1,264.8	$856.0

(1) See discussion of non-cash effects in notes to statement of cash flows.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental cash flow information:

	Six Months Ended June 30,
(Dollars in millions)	2017	2016
Cash paid for:
Interest(1)	$99.3	$80.2
Income taxes(2)	9.0	7.7

(1) $30.5 million and $28.1 million attributable to noncontrolling interests
(2) $7.0 million and $6.1 million attributable to noncontrolling interests

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
(Dollars in millions)	2017	2016

Accrued capital expenditures	$9.3	$19.1
Dividends declared but not paid on common stock	19.5	15.8

During the six months ended June 30, 2016, the Company acquired additional equity interests in a retail property in the Western United States that was previously unconsolidated. The assets and liabilities of these properties were consolidated in KW Group's financial statements at fair value in accordance with FASB ASC Topic 805 Business Combinations. As the fair value of the KW Group's interests in these properties were in excess of their carrying value of their ownership interest, KW Group recorded acquisition-related gains of $8.6 million during the six months ended June 30, 2016.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1—BASIS OF PRESENTATION
KW Group's unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") may have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make their presentation not misleading. In the Company's opinion, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2017 and 2016 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2017. For further information, your attention is directed to the footnote disclosures found in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. Throughout these unaudited interim consolidated financial statements “KW Group,” is referenced which is defined as the Company and its subsidiaries that are consolidated in its financial statements under U.S. GAAP (including KWE as defined below).  All significant intercompany balances and transactions have been eliminated in consolidation. "KW," “KWH,” “Kennedy Wilson,” the “Company,” “we,” “our,” or “us” are also referred to which are defined as Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries.
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
KWE
Kennedy Wilson Europe Real Estate Plc (“KWE,” LSE: KWE), a public limited company registered in Jersey formed to invest in real estate and real estate-related assets in Europe, closed its initial public offering ("IPO") on the London Stock Exchange during the quarter ended March 31, 2014. KWE is externally managed by a wholly-owned subsidiary of Kennedy Wilson incorporated in Jersey pursuant to an investment management agreement.  Due to the terms provided in the investment management agreement and Kennedy Wilson's equity ownership interest in KWE, pursuant to the guidance set forth in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 810 - Consolidation (“Subtopic 810”), the Company is required to consolidate KWE’s results in its consolidated financial statements. As of June 30, 2017, the Company invested $492.6 million and owned approximately 23.8% of KWE’s total issued share capital.
Prior to KWE's formation and for investments that do not meet KWE's investment guidelines, the Company (along with its equity partners) has directly invested in 17 properties and a servicing platform in Europe which had total assets of $934.2 million included in the Company's consolidated balance sheet and $264.2 million of equity as of June 30, 2017. As of June 30, 2017, the Company's weighted average ownership in these investments was 65%.
On April 24, 2017, the Company issued an announcement pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers disclosing the terms of a recommended offer by the Company to acquire all of the outstanding shares (other than shares owned by the Company or its subsidiaries or held in treasury) of KWE. Under the terms of the transaction, KWE shareholders would be entitled to receive, for each KWE ordinary share, 0.667 shares of the Company’s common stock (the “Original Offer”) by means of a court sanctioned scheme of arrangement between the Company and KWE shareholders under Article 125 of the Jersey Companies Law (the “Transaction”).
On June 13, 2017, the Company issued a further announcement (the “New Offer Announcement”) pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers (the “Code”) disclosing an agreement between the Company and KWE, to make available a new alternative proposal in connection with the Transaction.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Under the terms of the New Offer Announcement, KWE shareholders would have the option of electing to receive either: (i) the Original Offer; or (ii) a mixed consideration (the “New Offer”) consisting of (a) 300 pence in cash, to be paid by the Company (the “KWH Cash Component”); (b) 250 pence in cash, to be paid by KWE as a special distribution on or around closing of the Transaction (the “KWE Special Distribution”); and (c) 0.3854 shares of the Company’s common stock. The availability of the New Offer to KWE shareholders would be conditional upon, among other things, the publication of and approval by the UK Listing Authority of a Prospectus to be published by the Company. The Company will provide a mix and match facility (the “Mix and Match Facility”) under which KWE shareholders (other than certain overseas KWE shareholders) who elect to receive the New Offer may, subject to off-setting elections made by other KWE shareholders, elect to vary the proportion of shares of the Company’s common stock and cash (but not the KWE Special Distribution) received pursuant to the Transaction. Based on the terms of the New Offer Announcement, if all KWE shareholders elected to receive the New Offer, KWE shareholders (other than the Company and its affiliates) would own approximately 25% and existing KWH shareholders would own approximately 75% of the combined group following the completion of the Transaction.  If all KWE shareholders elected to receive the Original Offer, KWE shareholders (other than the Company and its affiliates) would own approximately 36% and existing KWH shareholders would own approximately 64% of the combined group following the completion of the Transaction.  In connection with the Transaction, on June 9, 2017, the Company drew $350 million on its revolving credit facility.  The funds along with $18.0 million of existing corporate cash were deposited into an escrow account, in accordance with the funds certain requirement of the UK Takeover Code, and such funds will be used to fulfill the KWH Cash Component described above.
In connection with the Transaction, the Company has announced that its Board of Directors intends to increase the first quarterly dividend payable following the effective date of the Transaction from $0.17 per share of KWH common stock to $0.19 per share of KWH common stock.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
REVENUE RECOGNITION—Performance fees or carried interests are allocated to the general partner, special limited partner or asset manager of the Company's real estate funds and loan pool participations based on the cumulative performance of the funds and loan pools and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, the Company calculates the performance fee that would be due to the general partner, special limited partner or asset manager's interests for a fund or loan pool, pursuant to the fund agreement or participation agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to the Company to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. A majority of the performance fees are recognized in investment management revenue in the Company's consolidated statements of operations. Total performance fees recognized from inception through June 30, 2017 that may be reversed in future periods if there is negative fund performance totaled $31.1 million. Net performance fees recognized during the six months ended June 30, 2017 and 2016 were $3.8 million and $9.1 million, respectively, and the amounts that have not been received are included in accounts receivable - related parties in the accompanying consolidated balance sheet.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

net income (loss), and other comprehensive income (loss) are reported in the consolidated statements of operations at the consolidated amounts and net income (loss) and comprehensive income (loss) attributable to noncontrolling interests are separately stated.
The largest component of noncontrolling interest relates to the Company's investment in KWE, which had a corresponding noncontrolling interest balance of $1.1 billion as of June 30, 2017.
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
Fluctuations in foreign exchanges rates may have a significant impact on the Company's results of operations. In order to manage the potential exposure from adverse changes in foreign exchange rates arising from the Company’s net investments in foreign operations, the Company may enter into currency derivative contracts to hedge all or portions of the net investments in the Company’s non-U.S. dollar denominated foreign operations.
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
RECENT ACCOUNTING PRONOUNCEMENTS—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. The model will identify the contract, identify any separate performance obligations in the contract, determine the transaction price, allocate the transaction price and recognize revenue when the performance obligation is satisfied. The new standard will apply to KW Group’s management and leasing fees (including performance fees), commissions, rental and hotel income. Management is evaluating the impact of the five step model and does not expect it to have a significant impact on the financial statements. ASU 2014-09 will also impact how sales of real estate are reported, which will become subject to ASC Subtopic 610-20 Other Income- Gains and Losses from the Derecognition of Nonfinancial Assets ("Subtopic 610-20"). After review of Subtopic 610-20, management concluded that the new standard is not expected to have a significant impact on the amount, timing or classification of real estate sales in the financial statements or related disclosures based on the Company's current business mix. The new standard will replace most existing revenue recognition in GAAP when it becomes effective for the Company on January 1, 2018. The Company is planning on adopting a modified retrospective transition method when the guidance becomes effective.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
On January 1, 2017, KW Group adopted ASU 2016-09 under the modified retrospective approach and recorded the cumulative impact of the accounting change through a reduction to the accumulated deficit of $9.3 million. This amount represents the cumulative excess tax benefits related to share-based compensation as of December 31, 2016 which had not been reflected as a deferred tax asset. As a result of adoption of ASU 2016-09, the excess tax benefits were reclassified to net operating loss carryover, resulting in an increase in our deferred tax asset by $9.3 million as of January 1, 2017.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
The FASB did not issue any other ASUs during the first six months of 2017 that the Company expects to be applicable and have a material impact on the Company's financial position or results of operations.
RECLASSIFICATIONS-Certain balances included in prior year's financial statements have been reclassified to conform to the current year's presentation.
NOTE 3—LOAN PURCHASES AND ORIGINATIONS
KW Group's investment in loan purchases and originations was $87.2 million and $87.7 million at June 30, 2017 and December 31, 2016, respectively.
During the first quarter of 2017, Kennedy Wilson collected, in full, approximately $6.4 million on a loan secured by an office property in San Diego, CA.
KW Group recognized interest income on loans of $4.5 million and $6.5 million during the three and six months ended June 30, 2017, respectively, and $3.6 million and $5.8 million during the three and six months ended June 30, 2016, respectively.
NOTE 4—REAL ESTATE AND IN-PLACE LEASE VALUE
The following table summarizes KW Group's investment in consolidated real estate properties at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
(Dollars in millions)	2017	2016
Land	$1,429.3	$1,383.2
Buildings	4,228.4	4,048.7
Building improvements	461.4	373.5
In-place lease values	409.0	383.1
	6,528.1	6,188.5
Less accumulated depreciation and amortization	(466.0)	(374.3)
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	$6,062.1	$5,814.2

Real property, including land, buildings, and building improvements, are included in real estate and are generally stated at cost. Buildings and building improvements are depreciated on a straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value and depreciated over their respective weighted-average lease term which was 8.2 years at June 30, 2017.
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
During the six months ended June 30, 2017, KW Group acquired the following consolidated properties:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)		Preliminary Purchase Price Allocation at Acquisition(1)
Location	Description	Land	Building	Acquired in place lease values(2)	Investment debt	NCI	KWH Shareholders' Equity
Western U.S.	One retail center and one commercial property	$32.9	$115.3	$16.4	$77.0	$0.2	$79.8
		$32.9	$115.3	$16.4	$77.0	$0.2	$79.8
(1) Excludes acquisition expenses and net other assets. The purchase price allocations for properties acquired during the six months ended June 30, 2017 are based on preliminary measurements of fair value that are subject to change. These allocations represent the Company's current best estimates of fair value and will be finalized within one year.
(2) Includes above and below market leases in this table. Above and below market leases are part of other assets and accrued expenses and other liabilities.

Gains on real estate
During the six months ended June 30, 2017, KW Group recognized the following gains on sale of real estate:

(Dollars in millions)		Gain on sale of real estate
	Description	Consolidated (1)	NCI	Net of NCI
KW	Two multifamily properties and one retail center in the Western U.S., one commercial development in Ireland and one residential property in the United Kingdom	$62.1	$5.8	$56.3
KWE	15 commercial properties in the United Kingdom and two condo unit sales in Spain	12.9	9.9	3.0
KW Group		$75.0	$15.7	$59.3
(1) Includes both the sale of real estate as a business, which is recognized through gain on sale of real estate, and the sale of real estate as assets, which is the net of sale of real estate and cost of real estate sold.
Guarantees
Kennedy Wilson has certain guarantees associated with loans secured by consolidated assets. As of June 30, 2017, the maximum potential amount of future payments (undiscounted) Kennedy Wilson could be required to make under the guarantees was approximately $50.9 million which is approximately 1% of investment level debt of Kennedy Wilson and its equity partners. The guarantees expire through 2026, and Kennedy Wilson’s performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds from the property. Based on the Company's evaluation of guarantees under FASB ASC Subtopic 460-10 Estimated Fair Value of Guarantees, the estimated fair value of guarantees made as of June 30, 2017 and December 31, 2016 were immaterial.
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
The pro forma data presented below assumes that the acquisitions during the three and six months ended June 30, 2017 occurred as of January 1, 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except for per share data)	2017	2016	2017	2016
Pro forma revenues	$178.6	$180.7	$354.2	$356.6
Pro forma net income	22.4	1.2	24.1	24.8
Pro forma net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	9.9	1.8	11.6	(2.5)
Pro forma net income (loss) per share:
Basic	$0.09	$0.02	$0.10	$(0.02)
Diluted	$0.09	$0.02	$0.10	$(0.02)

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
Joint Venture Holdings
The following table details the Company's unconsolidated investments by investment type and geographic location as of June 30, 2017:

(Dollars in millions)	Multifamily	Commercial	Residential and Other	Total
Western U.S.	$204.1	$58.7	$201.3	$464.1
United Kingdom	—	11.1	—	11.1
Spain	—	—	17.5	17.5
Japan	6.4	—	—	6.4
Total	$210.5	$69.8	$218.8	$499.1
The following table details the Company's unconsolidated investments by investment type and geographic location as of December 31, 2016:

(Dollars in millions)	Multifamily	Commercial	Residential and Other	Total
Western U.S.	$192.9	$65.3	$261.6	$519.8
United Kingdom	—	13.8	—	13.8
Spain	—	—	15.9	15.9
Japan	6.1	—	—	6.1
Total	$199.0	$79.1	$277.5	$555.6
During the six months ended June 30, 2017, multifamily investments increased due to investments in four new multifamily properties, which was offset by the sale of one property. Commercial investments decreased due to the sale of two properties. Residential and Other investments decreased due to a land sale, collections on receivables, and condominium unit and lot sales.
Vintage Housing Holdings ("VHH")
The Company owns noncontrolling interests in VHH, a joint venture that holds controlling interests in over 30 syndicated limited partnerships ("LPs") that own multifamily properties via a traditional low-income housing tax credit ("LIHTC") structure in the Western United States.  The Company accounts for its investment under the equity method as it does not control the investment. As of June 30, 2017 and December 31, 2016, the carrying value in VHH was $95.5 million and $84.2 million, respectively.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The LPs generate cash flow through their controlling interests in entities owning multifamily housing that is predominantly structured with LIHTCs. The Company has elected the fair value option on its unconsolidated investment in VHH. No fair value gains and $12.4 million were recognized through equity income during the three and six months ended June 30, 2017, respectively. The Company recognized $3.8 million and $13.3 million of fair value gains through equity income during the three and six months ended June 30, 2016, respectively. Fair value gains are primarily generated from resyndications in which VHH dissolves an existing partnership and recapitalizes into a new partnership with tax exempt bonds and tax credits which are sold to a new tax credit LP partner and, in many cases, yields cash back to VHH. Upon resyndication, VHH retains a GP interest in the partnership and receives various future streams of cash flows including; development fees, asset management fees, other GP management fees and distributions from operations. Since the investment is accounted for under the fair value option, operating distributions are recorded as equity income. See Note 6 for additional details. The Company has recognized $1.5 million and $3.2 million in equity income related to operating distributions for the three and six months ended June 30, 2017. The Company has recognized $1.5 million and $3.1 million in equity income related to operating distributions for the three and six months ended June 30, 2016.
Contributions to Joint Ventures
During the six months ended June 30, 2017, Kennedy Wilson contributed $11.5 million to new joint ventures. Kennedy Wilson contributed $25.2 million to existing joint ventures during the six months ended June 30, 2017 to fund the Company's share of development projects, capital expenditures and working capital needs.
Distributions from Joint Ventures
During the six months ended June 30, 2017, Kennedy Wilson received $126.3 million in operating and investing distributions from its joint ventures. Operating distributions resulted from operating cash flow generated by the joint venture investments. Investing distributions resulted from the refinancing of property level debt and asset sales.
The following table details cash distributions by investment type and geographic location for the six months ended June 30, 2017:

	Multifamily		Commercial		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$15.0	$8.6	$24.3	$16.1	$15.7	$44.3	$55.0	$69.0
United Kingdom	—	—	2.3	—	—	—	2.3	—
Total	$15.0	$8.6	$26.6	$16.1	$15.7	$44.3	$57.3	$69.0
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
Capital Commitments
As of June 30, 2017, Kennedy Wilson had unfulfilled capital commitments totaling $70.0 million to four of its joint ventures under the respective operating agreements, including $50.0 million relating to Kennedy Wilson Real Estate Fund VI, LP. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.

NOTE 6—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of June 30, 2017:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$330.8	$330.8
Marketable securities	7.9	—	—	7.9
Currency derivative contracts	—	(85.5)	—	(85.5)
Total	$7.9	$(85.5)	$330.8	$253.2

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

Unconsolidated Investments
Kennedy Wilson elected to use the fair value option ("FV Option") for seventeen unconsolidated investments to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $282.6 million and $282.4 million at June 30, 2017 and December 31, 2016, respectively, which is included in unconsolidated investments in the accompanying balance sheets.
Additionally, Kennedy Wilson records its investments in KW Property Fund III, L.P., Kennedy Wilson Real Estate Fund IV, and Kennedy Wilson Real Estate Fund V, LP (the "Funds") based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. Kennedy Wilson’s investment balance in the Funds was $48.2 million and $47.0 million at June 30, 2017 and December 31, 2016, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets. As of June 30, 2017, Kennedy Wilson had unfunded capital commitments to the Funds in the amount of $16.2 million.
In estimating fair value of real estate held by the Funds and the seventeen FV Option investments, the Company considers significant unobservable inputs such as capitalization and discount rates.
The following table summarizes the Company's investments in unconsolidated investments held at fair value by type:

(Dollars in millions)	June 30, 2017	December 31, 2016
FV Option	$282.6	$282.4
Funds	48.2	47.0
Total	$330.8	$329.4
The following table presents changes in Level 3 investments, investments in investment companies and investments in joint ventures that elected the fair value option for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Beginning balance	$375.8	$234.8	$329.4	$223.8
Unrealized and realized gains	5.7	9.0	27.8	26.6
Unrealized and realized losses	(0.1)	—	(1.0)	—
Contributions	5.0	4.3	25.2	20.1
Distributions	(55.2)	(12.0)	(74.5)	(34.9)
Other	(0.4)	0.5	23.9	1.0
Ending balance	$330.8	$236.6	$330.8	$236.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Unobservable inputs for real estate
The table below describes the range of unobservable inputs for real estate assets:

Estimated Rates Used for
	Capitalization Rates	Discount Rates
Office	4.75% - 8.60%	7.25% - 9.75%
Retail	5.50% - 9.00%	7.25% - 11.00%
Multifamily	4.75% - 7.75%	8.00% - 9.75%
Land and condominium units	N/A	8.00% - 15.00%
In valuing indebtedness the Company considers significant inputs such as the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used for these types of investments range from 1.53% to 3.46%.
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

The amount above excludes Kennedy Wilson's 30.0 million shares in KWE as the investment is eliminated due to the consolidation of KWE's results in KW Group's consolidated financial statements. Kennedy Wilson's investment in KWE had a market value of approximately $434.0 million (cost basis of $454.9 million, net of realized and unrealized hedging activity) based on a per share price of $14.46 at June 30, 2017. As of June 30, 2017, the Company had fully hedged the foreign currency rate risk of its net investment in KWE through using currency forward contracts and options, with a notional amount of £356.0 million.
Currency derivative contracts
KW Group uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against the effects of a portion of its certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of June 30, 2017, KW Group assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company has determined that its derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
If the derivative applies for hedge accounting, changes in fair value are recorded in other comprehensive income in the accompanying consolidated statements of comprehensive income (loss) as the portion of the currency derivative contracts used to hedge foreign currency exposure of its certain net investments in foreign operations qualifies as a net investment hedge under FASB ASC Topic 815. Ineffective portions of currency derivative contracts and contracts that do not quality for net investment hedges are recognized in the statement of operations within other income.
The fair value of the currency derivative contracts held as of June 30, 2017 and December 31, 2016 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the balance sheet. See note

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

11 for a complete discussion on other comprehensive income including currency derivative contracts and foreign currency translations.
The table below details the currency derivative contracts KW Group held as of June 30, 2017 and the activity during the six months ended June 30, 2017:

(Dollars in millions)			June 30, 2017		Six Months Ended June 30, 2017
Currency Hedged	Underlying Currency	Notional	Hedge Asset	Hedge Liability	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Cash Received (Paid)
Outstanding
EUR	USD	€130.0	$0.3	$(2.8)	$(6.2)	$—	$—
EUR(1)	GBP	€360.0	—	(79.8)	(11.0)	—	—
EUR(1)(2)	GBP		—	—	(14.5)	—	—
GBP	USD	£356.0	6.7	(3.0)	(10.2)	—	(0.5)
GBP(3)	USD	£259.7	—	(6.8)	—	(6.8)	—
Yen	USD	¥757.0	0.2	(0.3)	(0.1)	—	—
Total Outstanding			7.2	(92.7)	(42.0)	(6.8)	(0.5)
Settled
GBP	USD		—	—	0.2	0.2	3.0
Total Settled			—	—	0.2	0.2	3.0
Total			7.2	(92.7)	(41.8)	(6.6)	2.5
Noncontrolling interests			—	60.8	19.4	—	—
Total - Kennedy Wilson share			$7.2	$(31.9)	$(22.4)	$(6.6)	$2.5
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Relates to KWE's Euro Medium Term Note. See discussion in Note 8.
(3) Relates to hedges on GBP escrow cash that is held by Kennedy Wilson relating to the proposed acquisition of KWE. Derivative losses are offset by realized foreign currency exchange gains on translation of cash.
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
Debt liabilities are accounted for at face value plus net unamortized debt premiums and any fair value adjustments as part of business combinations. The fair value as of June 30, 2017 and December 31, 2016 for the senior notes payable and investment debt were estimated to be approximately $5.5 billion and $5.0 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the Company's credit risk to the current yield of a similar security, compared to their carrying value of $5.5 billion and $4.9 billion at June 30, 2017 and December 31, 2016, respectively. The inputs used to value the Company's senior notes payable and mortgage loans payable are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be level 2 inputs.
NOTE 7—OTHER ASSETS
Other assets consist of the following:

(Dollars in millions)	June 30, 2017	December 31, 2016
Above-market leases, net of accumulated amortization of $37.1 and $28.1 at June 30, 2017 and December 31, 2016, respectively	$68.7	$72.4
Development project asset	34.1	—
Deferred tax asset, net	28.4	28.4
VAT receivable	27.0	23.2
Goodwill	23.9	23.9
Other, net of accumulated amortization of $6.8 and $5.4 at June 30, 2017 and December 31, 2016, respectively	23.8	19.9
Office furniture and equipment net of accumulated depreciation of $30.9 and $24.4 at June 30, 2017 and December 31, 2016, respectively	23.5	25.4
Straight line rent	18.6	11.7
Prepaid expenses	12.9	10.2
Marketable securities(1)	7.9	20.2
Hedge assets	7.2	7.5
Deposits	1.8	1.8
Other Assets	$277.8	$244.6

(1) The amount above excludes Kennedy Wilson's 30.0 million shares in KWE as the investment is eliminated due to the consolidation of KWE's results. Kennedy Wilson's investment in KWE had a market value of approximately $434.0 million (cost basis of $454.9 million, net of realized and unrealized hedging activity) based on a per share price of $14.46 at June 30, 2017.

Development Project Asset

On May 12, 2017, Kennedy Wilson and its equity partners (the “Capital Dock JV”) sold 200 Capital Dock, a 130,000 ft. office building under construction in Dublin, Ireland.  Concurrent with the transaction, the Capital Dock JV entered into a development agreement with the buyer to complete the construction of 200 Capital Dock.  The development agreement provides that upon certain events (including the insolvency of the Capital Dock JV and certain delivery deadlines not being met), the buyer may exercise a right to take over the construction of the project.

The transaction was evaluated based on ASC Topic 360-20.  Because adequate initial investment by the buyer was not collected at June 30, 2017, the transaction has been recorded under the installment method.  The installment method apportions each cash receipt between cost recovered and profit.  The apportionment is in the same ratio as total cost and total profit bear to the sales value.  During the quarter ended June 30, 2017, there was $11.8 million of sale of real estate and $8.9 million of cost of real estate sold in the consolidated statement of operations related to the sale of 200 Capital Dock.  Consequently the "development project asset" represents the basis which has not yet been relieved under the installment method.

Additional payments from the buyer are due upon completion of certain milestones and when adequate initial and continuing investment requirements have been met, the transaction will be reported under the full accrual method.  Because this requirement is expected to be satisfied before construction is completed, continuing involvement associated with construction completion will continue to defer profit recognition related to the construction of the building and which will be recognized in earnings under the percentage of completion basis through completion of the project.  The requirements for meeting the full accrual

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

method are expected to be completed before December 31, 2017 while the construction is expected to be completed in the third quarter 2018. In the event that the buyer exercises its right to take over the construction of the project, the Capital Dock JV will receive a reduced amount of proceeds from this transaction.

NOTE 8—INVESTMENT DEBT

Investment debt at June 30, 2017 and December 31, 2016 consists of the following:

(Dollars in millions)		Carrying Amount of Investment Debt as of (1)
Investment Debt by Product Type	Region	June 30, 2017	December 31, 2016
Mortgage debt
Multifamily (1)	Western U.S.	$1,131.4	$1,180.8
Commercial	Western U.S.	363.9	290.2
Residential, Hotel and Other	Western U.S.	49.5	49.8
Commercial (1)(2)	Ireland	422.5	331.5
Multifamily (1)(2)	Ireland	142.6	131.3
Residential and Other(1)(2)	Ireland	39.8	28.0
Hotel	Ireland	82.3	75.7
Commercial (2)	Spain	91.3	84.4
Commercial (1)(2)	United Kingdom	621.5	616.9
Secured investment debt		2,944.8	2,788.6

Unsecured investment debt (1)(2)	United Kingdom	1,275.4	1,192.4
Investment debt (excluding loan fees)		$4,220.2	$3,981.0
Unamortized loan fees		(27.4)	(24.9)
Total Investment debt		$4,192.8	$3,956.1

(1) The investment debt payable balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan premium (discount) as of June 30, 2017 and December 31, 2016 was $0.1 million and $0.9 million, respectively.
(2) Kennedy Wilson owned approximately 23.8% and 23.6% of the total issued share capital of KWE as of June 30, 2017 and December 31, 2016, respectively. See the table below for a detailed breakout.

(Dollars in millions)		Carrying amount of investment debt as of (1)
Types of Property Pledged as Collateral (KWE)	Region	June 30, 2017	December 31, 2016
Commercial (1)(2)	Ireland	276.3	254.7
Commercial (1)(2)	Spain	91.3	84.4
Commercial (1)(2)	United Kingdom	552.4	551.4
Investment debt		$920.0	$890.5

Unsecured (1)(2)	United Kingdom	1,275.4	1,192.4
Investment debt (excluding loan fees)		$2,195.4	$2,082.9
Unamortized loan fees		(12.4)	(13.3)
Total Investment debt		$2,183.0	$2,069.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(1) The mortgage loan payable balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan discount as of June 30, 2017 and December 31, 2016 was $4.3 million and $4.1 million, respectively.
(2) Kennedy Wilson owned approximately 23.80% and 23.6% of the total issued share capital of KWE as of June 30, 2017 and December 31, 2016, respectively.

The investment debt had a weighted average interest rate of 3.37% and 3.33% per annum at June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, 68% of KW Group's investment level debt is fixed rate, 14% is floating rate with interest caps and 18% is floating rate without interest caps, compared to 75% fixed rate, 15% floating rate with interest caps and 10% floating rate without interest caps, as of December 31, 2016.

During the second quarter of 2015, KWE completed its inaugural bond offering of approximately $390.8 million (based on June 30, 2017 rates) (£300 million) in 3.95% fixed-rate senior unsecured bonds due 2022. During the third quarter of 2016, KWE completed an additional offering of approximately $260.5 million (based on June 30, 2017 rates) (£200 million) in 3.95% fixed-rate senior unsecured bonds due 2022. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros.

In addition, during the fourth quarter of 2015, KWE established a £2.0 billion (approximately $2.6 billion based on June 30, 2017 rates) Euro Medium Term Note ("EMTN") Programme. Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. During the fourth quarter of 2015 and second quarter of 2016, KWE drew down under its EMTN Programme, with the issuances of senior unsecured notes for an aggregate principal amount of approximately $628.4 million (based on June 30, 2017 rates) (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $624.3 million with an annual fixed coupon of 3.25%, and mature in 2025. As KWE invests proceeds from the KWE Notes to fund equity investments in new euro denominated assets KWE designates the KWE Notes as net investment hedges under FASB ASC Topic 815. Subsequent fluctuations in foreign currency rates that impact the carrying value of the KWE Notes are recorded to accumulated other comprehensive income. During the six months ended June 30, 2017, KW Group recognized a loss of $14.5 million in accumulated other comprehensive income due to the strengthening of the euro against the GBP during the period. The KWE Notes rank pari passu with the KWE Bonds (as defined below), and are subject to the same restrictive covenants.

The trust deed that governs the bonds contains various restrictive covenants for KWE, including, among others, limitations on KWE’s and its material subsidiaries’ ability to provide certain negative pledges. The trust deed limits the ability of KWE and its subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the incurrence of the new indebtedness, (1) KWE’s consolidated net indebtedness (as defined in the trust deed) would exceed 60% of KWE’s total assets (as calculated pursuant to the terms of the trust deed); and (2) KWE’s consolidated secured indebtedness (as defined in the trust deed) would exceed 50% of KWE’s total assets (as calculated pursuant to the terms of the trust deed). The trust deed also requires KWE, as of each reporting date, to maintain an interest coverage ratio (as defined in the trust deed) of at least 1.50 to 1.00 and have unencumbered assets of no less than 125% of its unsecured indebtedness (as defined in the trust deed). As of June 30, 2017, KWE was in compliance with these covenants.

In August 2014, KWE entered into a three-year unsecured floating rate revolving debt facility ("KWE Facility") with Bank of America Merrill Lynch, Deutsche Bank, and J.P. Morgan Chase of approximately $293.1 million (£225 million) based on rates as of June 30, 2017. As of June 30, 2017, the unsecured credit facility was undrawn, with $293.1 million (£225 million) still available based on rates as of June 30, 2017. On July 11, 2017, KWE secured an extension to the terms of the KWE Facility. The KWE Facility, which was due to expire on August 29, 2017, has been extended to the earlier of the date in which the Company acquires all of the outstanding shares (other than shares owned by the Company or its subsidiaries or held in treasury) of KWE and February 28th, 2018 (see Note 1 for further details).

During the six months ended June 30, 2017, one existing mortgage was refinanced, one acquisition was partially financed with a mortgage, and one investment acquired supplemental financing.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The aggregate maturities of investment debt subsequent to June 30, 2017 are as follows:

(Dollars in millions)	Aggregate Maturities
2017	$64.7
2018	168.3
2019	617.6
2020	256.5
2021	103.0
Thereafter	3,010.0
4,220.1
Debt premium	0.1
Unamortized loan fees	(27.4)
$4,192.8
NOTE 9—SENIOR NOTES

			June 30, 2017			December 31, 2016
(Dollars in millions)				Unamortized			Unamortized
	Interest Rate	Maturity Date	Face Value	Net Premium/(Discount)	Carrying Value	Face Value	Net Premium/(Discount)	Carrying Value
2042 Notes	7.75%	12/1/2042	$55.0	$—	$55.0	$55.0	$—	$55.0
2024 Notes	5.88%	4/1/2024	900.0	(2.1)	897.9	900.0	(2.2)	897.8
Senior Notes			$955.0	$(2.1)	$952.9	$955.0	$(2.2)	$952.8
Unamortized loan fees					(15.3)			(16.2)
Total Senior Notes					$937.6			$936.6
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
The indentures governing the 2024 Notes and 2042 Notes contain various restrictive covenants, including, among others, limitations on the Company's ability and the ability of certain of the Company's subsidiaries to incur or guarantee additional indebtedness, to make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stock, engage in transactions with affiliates, create or permit liens on assets, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indentures governing the 2024 and 2042 Notes limit the ability of Kennedy Wilson and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of June 30, 2017, the maximum balance sheet leverage ratio was 1.27 to 1.00. See Note 15 for the guarantor and non-guarantor financial statements.
NOTE 10—BORROWINGS UNDER LINES OF CREDIT
KW Revolving Facility
During the six months ended June 30, 2017, Kennedy-Wilson, Inc. (the “Borrower”), drew $400.0 million and repaid $50.0 million on the $475 million unsecured revolving credit facility (the “KW Revolving Facility”). As of June 30, 2017, there was $350.0 million outstanding under the KW Revolving Facility, and $125.0 million was still available. As of December 31, 2016, the KW Revolving Facility was undrawn, and $475.0 million was still available. Refer to Note 1 for the use of the funds.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

On December 10, 2015, the Borrower, a wholly-owned subsidiary of Kennedy-Wilson Holdings, Inc. ("KWH") entered into the KW Revolving Facility with a syndicate of lenders including Bank of America, N.A., JP Morgan Chase Bank, N.A., Deutsche Bank AG New York Branch, U.S. Bank N.A., East West Bank, Fifth Third Bank, The Governor and Company of the Bank of Ireland, Compass Bank and City National Bank with Bank of America, N.A., as administrative agent and letter of credit issuer. Loans under the KW Revolving Facility bear interest at a rate equal to LIBOR plus 2.50% or 3.00%, depending on the consolidated leverage ratio as of the applicable measurement date, and have a maturity date of December 10, 2018. Subject to certain conditions precedent and at the Borrower’s option, the maturity date of the KW Revolving Facility may be extended by one year.
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
As of June 30, 2017, the Borrower’s consolidated leverage ratio was 60.8%, its fixed charge coverage ratio was 3.1 to 1.00, its consolidated tangible net worth was $1,306.5 million, its adjusted secured leverage ratio was 35.4%, its secured recourse leverage ratio was 1.0%, its recourse leverage ratio was 1.04, and liquidity was $1,114.3 million. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by KWH and certain of its wholly-owned subsidiaries.

NOTE 11—EQUITY
Common Stock Repurchase Program
On February 25, 2016, Kennedy Wilson announced the authorization of a stock repurchase program for up to $100 million.  Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and subject to the Company's discretion. During the six months ended June 30, 2017, Kennedy Wilson repurchased and retired 77,155 shares for $1.6 million under the stock repurchase program. During the six months ended June 30, 2016, Kennedy Wilson repurchased and retired 1,421,252 shares for $28.0 million under the stock repurchase program.
Dividend Distributions
During the following periods, Kennedy Wilson declared and paid the following cash distributions on its common and preferred stock:

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
(Dollars in millions)	Declared	Paid	Declared	Paid
Preferred Stock
Series B(1)	—	—	1.1	1.1
Total Preferred Stock	—	—	1.1	1.1
Common Stock	39.1	37.9	32.0	29.9
Total (2)	$39.1	$37.9	$33.1	$31.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(1) The decrease in Series B dividends during the current year is due to the early conversion of the Series B preferred stock into common shares during the fourth quarter of 2016.
(2) The difference between declared and paid is the amount accrued on the consolidated balance sheets.
Share-based Compensation

During the three months ended June 30, 2017 and 2016, KW Group recognized $9.4 million and $14.7 million of compensation expense related to the vesting of restricted stock grants. During the six months ended June 30, 2017 and 2016, KW Group recognized $20.1 million and $32.2 million of compensation expense related to the vesting of restricted stock grants. The decrease for the three and six months ended June 30, 2017 is mainly due to restricted stock that was granted in 2012 under the Company’s Amended and Restated 2009 Equity Participation Plan being fully vested as of December 31, 2016.
Upon vesting, the restricted stock granted to employees discussed directly above is net share-settled to cover the withholding tax.  Shares that vested during the six months ended June 30, 2017 and 2016 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld during the six months ended June 30, 2017 and 2016 were 1,460,251 shares and 634,692 shares, respectively. During the six months ended June 30, 2017 and 2016, total payments for the employees’ tax obligations to the taxing authorities were $34.0 million and $14.6 million, respectively. These activities are reflected as a financing activity within KW Group's consolidated statements of cash flows.
On April 28, 2017, the Board of Director of the Company adopted the Second Amended and Restated 2009 Equity Participation Plan (the “Second Amended and Restated Plan”), subject to approval by the Company’s stockholders. On June 15, 2017, the Company’s stockholders approved the Second Amended and Restated Plan and the Second Amended and Restated Plan became effective. The Second Amended and Restated Plan amends and restates the Company’s Amended and Restated 2009 Equity Participation Plan (the “First Amended and Restated Plan”) in its entirety.
The Second Amended and Restated Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, distribution equivalent units, performance stock awards, performance unit awards and stock appreciation rights to eligible employees, directors and consultants of the Company and its affiliates, including awards that are intended to constitute “qualified performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended.

A description of the material terms of the Second Amended and Restated Plan was included in the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 28, 2017.
Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net of taxes:

	Foreign Currency Translation	Currency Derivative Contracts	Marketable Securities	Total Accumulated Other Comprehensive Income
(Dollars in millions)
Balance at December 31, 2016	$(98.6)	$27.5	$(0.1)	$(71.2)
Unrealized gains (losses), arising during the period	139.6	(41.8)	0.2	98.0
Noncontrolling interest	(92.7)	19.4	—	(73.3)
Taxes on unrealized gains (losses), arising during the period	(18.8)	9.0	(0.1)	(9.9)
Balance at June 30, 2017	$(70.5)	$14.1	$—	$(56.4)
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The local currencies for the Company's interests in foreign operations include the euro, the British pound sterling, and the Japanese yen. The related amounts on KW Group's balance sheets are translated into U.S. dollars at the exchange rates at the respective financial statement date, while amounts on its statements of operations are translated at the average exchange rates during the respective period. The decrease in the unrealized losses on foreign currency translation is a result of the weakening of the U.S. dollar against the euro, the British pound and the Japanese yen during the six months ended June 30, 2017.
In order to manage currency fluctuations, KW Group entered into currency derivative contracts to manage its exposure to currency fluctuations between its functional currency (U.S. dollar) and the functional currency (Euro, GBP and Yen) of certain of its wholly-owned and consolidated subsidiaries. See note 6 for a more detailed discussion of KW Group's currency derivative contracts.
Noncontrolling Interests
Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries, and are presented separately on KW Group's balance sheet. As of June 30, 2017 and December 31, 2016 KW Group had noncontrolling interest of $1.3 billion and $1.3 billion, respectively.
Kennedy Wilson owned approximately 23.8% and 23.6% of KWE’s total issued share capital as of June 30, 2017 and December 31, 2016, respectively. The noncontrolling interest holders in KWE had an equity balance of $1.1 billion and $1.3 billion as of June 30, 2017 and December 31, 2016, respectively.  Due to the terms provided in the investment management agreement between KWE and a wholly-owned subsidiary of Kennedy Wilson, the results of KWE are consolidated in KW Group's financial statements.

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
Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except share and per share amounts)	2017	2016	2017	2016
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$9.4	$(1.6)	$10.2	$(9.1)
Dividends allocated to participating securities	(0.2)	(0.5)	(0.5)	(1.0)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	9.2	(2.1)	9.7	(10.1)
Dividends declared on common shares	(19.3)	(15.4)	(38.6)	(31.0)
Undistributed losses attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	$(10.1)	$(17.5)	$(28.9)	$(41.1)

Distributed earnings per share	$0.17	$0.14	$0.34	$0.28
Undistributed losses per share	(0.09)	(0.16)	(0.25)	(0.37)
Income (loss) per basic	0.08	(0.02)	0.09	(0.09)

Income (loss) per diluted	$0.08	$(0.02)	$0.09	$(0.09)

Weighted average shares outstanding for basic	111,723,952	109,056,941	111,945,354	109,136,241
Weighted average shares outstanding for diluted(1)	111,723,952	109,056,941	111,945,354	109,136,241
Dividends declared per common share	$0.17	$0.14	$0.34	$0.28

(1) For the three and six months ended June 30, 2017, a total of 1,040,003 and 989,495 potentially dilutive securities have not been included in the diluted weight average shares as they are anti-dilutive. For the three and six months ended June 30, 2016, a total of 3,388,573 and 3,332,013 potentially dilutive securities have not been included in the diluted weighted average shares as they are anti-dilutive. Potentially anti-dilutive securities include preferred stock and unvested restricted stock grants.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

KW Investments
KW Investments invests in multifamily, office, retail, and residential properties as well as loans secured by real estate in the Western U.S., United Kingdom, Ireland, Spain, Italy and Japan. The Company has an average ownership interest across all investments of approximately 39% as of June 30, 2017.
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
KW Investment Management and Real Estate Services (IMRES)
IMRES encompasses the Company fee generating businesses which includes both the Company's investment management platform as well as the Company's third-party services business. The Company's clients include shareholders of KWE, financial institutions, institutional investors, insurance companies, developers, builders and government agencies. IMRES has five main lines of business: investment management, property services, research, brokerage, and auction and conventional sales. These five business lines generate revenue for the Company's through fees and commissions.
The Company manages approximately 59 million square feet of properties for the Company and its investment partners (including KWE) in the United States, Europe, and Asia, which includes assets the Company has ownership interests in and third party owned assets. With 27 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain, Italy and Japan, the Company has the capabilities and resources to provide investment management and property services to real estate owners as well as the experience, as a real estate investor, to understand client concerns. The managers of IMRES have an extensive track record in their respective lines of business and in the real estate community as a whole.
Additionally, IMRES plays a critical role in supporting the Company's investment strategy by providing local market intelligence and real-time data for evaluating investments, generating proprietary transaction flow and creating value through efficient implementation of asset management or repositioning strategies.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables summarize income activity by segment and corporate for the three and six months ended June 30, 2017 and 2016 and balance sheet data as of June 30, 2017 and December 31, 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Investments
Rental	$123.8	$120.3	$248.1	$240.2
Hotel	29.0	26.8	58.5	55.9
Sale of real estate	12.8	12.3	13.6	14.2
Loan purchases, loan originations and other	4.4	3.6	6.5	5.8
Total revenue	170.0	163.0	326.7	316.1
Operating expenses	(95.4)	(86.1)	(173.7)	(161.3)
Depreciation and amortization	(52.1)	(48.9)	(101.8)	(97.3)
Income from unconsolidated investments	12.6	7.2	34.2	25.3
Operating income	35.1	35.2	85.4	82.8
Gain on sale of real estate	66.3	16.1	71.7	54.5
Acquisition-related gains	—	8.6	—	8.6
Acquisition-related expenses	(0.9)	(6.3)	(1.2)	(8.4)
Interest expense-investments	(35.5)	(33.6)	(69.9)	(66.1)
Other	(0.3)	5.0	0.5	5.7
Income before provision for income taxes	64.7	25.0	86.5	77.1
Provision for income taxes	(1.3)	(3.2)	(2.3)	(4.2)
Net income	63.4	21.8	84.2	72.9
Net (income) loss attributable to the noncontrolling interests	(12.4)	1.2	(12.6)	(26.2)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$51.0	$23.0	$71.6	$46.7

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Investment Management and Real Estate Services
Investment management, property services and research fees (includes $0.3, $6.5, $10.0, and $17.5 of related party fees)	$7.7	$13.5	$25.2	$32.6
Total revenue	7.7	13.5	25.2	32.6
Operating expenses	(13.1)	(13.5)	(26.4)	(29.4)
Income from unconsolidated investments	0.9	1.2	1.7	2.3
Operating (loss) income	(4.5)	1.2	0.5	5.5
Net income attributable to the noncontrolling interests	—	—	—	—
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(4.5)	$1.2	$0.5	$5.5

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Corporate
Operating expenses	$(17.7)	$(20.1)	$(31.8)	$(43.5)
Operating loss	(17.7)	(20.1)	(31.8)	(43.5)
Interest expense-corporate	(16.6)	(12.2)	(32.2)	(24.3)
Other	4.6	—	4.4	—
Loss before provision for income taxes	(29.7)	(32.3)	(59.6)	(67.8)
(Provision for) benefit from income taxes	(7.4)	7.1	(2.3)	7.6
Net loss	(37.1)	(25.2)	(61.9)	(60.2)
Preferred dividends and accretion of preferred stock issuance costs	—	(0.5)	—	(1.1)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(37.1)	$(25.7)	$(61.9)	$(61.3)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Consolidated
Rental	$123.8	$120.3	$248.1	$240.2
Hotel	29.0	26.8	58.5	55.9
Sale of real estate	12.8	12.3	13.6	14.2
Investment management, property services and research fees (includes $0.3, $6.5, $10.0, and $17.5 of related party fees)	7.7	13.5	25.2	32.6
Loans and other	4.5	3.6	6.5	5.8
Total revenue	177.8	176.5	351.9	348.7
Operating expenses	(126.2)	(119.7)	(231.9)	(234.2)
Depreciation and amortization	(52.1)	(48.9)	(101.8)	(97.3)
Total operating expenses	(178.3)	(168.6)	(333.7)	(331.5)
Income from unconsolidated investments	13.4	8.4	35.9	27.6
Operating income	12.9	16.3	54.1	44.8
Gain on sale of real estate	66.3	16.1	71.7	54.5
Acquisition-related gain	—	8.6	—	8.6
Acquisition-related expenses	(0.9)	(6.3)	(1.2)	(8.4)
Interest expense-investment	(35.5)	(33.6)	(69.9)	(66.1)
Interest expense-corporate	(16.6)	(12.2)	(32.2)	(24.3)
Other	4.4	5.0	4.9	5.7
Income before benefit from income taxes	30.6	(6.1)	27.4	14.8
Provision for income taxes	(8.8)	3.9	(4.6)	3.4
Net income (loss)	21.8	(2.2)	22.8	18.2
Net (income) loss attributable to the noncontrolling interests	(12.4)	1.1	(12.6)	(26.2)
Preferred dividends and accretion of preferred stock issuance costs	—	(0.5)	—	(1.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$9.4	$(1.6)	$10.2	$(9.1)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)	June 30, 2017	December 31, 2016
Total Assets
Investments	$7,667.9	$7,375.5
Investment management and real estate services	101.3	78.1
Corporate	515.1	205.5
Total assets	$8,284.3	$7,659.1
NOTE 14—INCOME TAXES
In determining the quarterly provisions for income taxes, the Company calculates income tax expense based on actual year-to-date income and statutory tax rates. The year-to-date income tax expense reflects the impact of income allocated to noncontrolling interest which is generally not subject to corporate tax as well as the Company's tax adjustments associated with uncertain tax positions.
During the six months ended June 30, 2017, KW Group generated pretax book income of $27.4 million related to its global operations, and recorded a tax provision of $4.6 million. On January 1, 2017, the Company adopted ASU 2016-09 Improvements to Share Based Accounting.  As a result of the adoption of ASU 2016-09, the Company recorded an adjustment to opening retained earnings of $9.3 million for excess tax benefits from share awards which had not been recognized under the prior accounting standard. In addition, as a result of the adoption of ASU 2016-09, the Company recorded a tax benefit of $3.8 million through June 30, 2017 related to excess tax benefits realized from the vesting of restricted stock awards and dividend equivalents on restricted stock. During the quarter ended June 30, 2017, the Company generated pretax book income of $30.6 million and recorded a tax provision of $8.8 million primarily due to the generation of worldwide pre-tax book income. The difference between the U.S. federal rate of 35% and the Company's effective rate is primarily attributable to excess tax benefit from vesting of restricted stock awards, income earned by noncontrolling interests and non-deductible deprecation in the United Kingdom.
    The Company has subsidiaries in the United Kingdom, Ireland, Luxembourg, Spain and Jersey which manage the Company's European real estate investments as well as subsidiaries in Ireland and Scotland that operate hotel businesses.  As of June 30, 2017, two of the Company's subsidiaries foreign subsidiaries have positive, accumulated earnings of $7.3 million. U.S. domestic taxes have not been provided on amounts earned by such foreign companies since it is the Company's plan to indefinitely reinvest amounts earned by these foreign subsidiaries. If this amount was repatriated to the United States, additional U.S. domestic taxes of $1.7 million would be incurred.
NOTE 15—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information include:

(1) Condensed consolidating balance sheets as of June 30, 2017 and December 31, 2016; consolidating statements of operations for the three and six months ended June 30, 2017 and 2016; consolidating statements of comprehensive income for the three and six months ended June 30, 2017 and 2016; and condensed consolidating statements of cash flows for the six months ended June 30, 2017 and 2016, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.
Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three and six months ended June 30, 2017 or 2016.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2017

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$410.4	$45.6	$113.2	$—	$569.2
Cash held by consolidated investments	—	—	—	695.6	—	695.6
Accounts receivable	—	0.1	47.9	45.4	—	93.4
Loan purchases and originations	—	0.3	5.7	81.2	—	87.2
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,456.2	4,605.9	—	6,062.1
Unconsolidated investments	—	19.5	314.4	165.1	—	499.0
Investments in and advances to consolidated subsidiaries	1,046.9	1,936.3	1,138.4	—	(4,121.6)	—
Other assets	—	1.9	44.1	231.8	—	277.8
Total assets	$1,046.9	$2,368.5	$3,052.3	$5,938.2	$(4,121.6)	$8,284.3

Liabilities and equity
Liabilities
Accounts payable	$—	$0.2	$1.6	$19.0	$—	$20.8
Accrued expenses and other liabilities	19.4	33.8	135.5	242.7	—	431.4
Investment debt	—	—	978.9	3,213.9	—	4,192.8
Senior notes payable	—	937.6	—	—	—	937.6
Line of credit	—	350.0	—	—	—	350.0
Total liabilities	19.4	1,321.6	1,116.0	3,475.6	—	5,932.6

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,027.5	1,046.9	1,936.3	1,138.4	(4,121.6)	1,027.5
Noncontrolling interests	—	—	—	1,324.2	—	1,324.2
Total equity	1,027.5	1,046.9	1,936.3	2,462.6	(4,121.6)	2,351.7
Total liabilities and equity	$1,046.9	$2,368.5	$3,052.3	$5,938.2	$(4,121.6)	$8,284.3

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2017

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$35.2	$88.6	$—	$123.8
Hotel	—	—	—	29.0	—	29.0
Sale of real estate	—	—	—	12.8	—	12.8
Investment management, property services and research fees	—	—	5.6	2.1	—	7.7
Loan purchases, loan originations and other	—	—	—	4.5	—	4.5
Total revenue	—	—	40.8	137.0	—	177.8
Operating expenses
Rental operating	—	—	13.6	23.0	—	36.6
Hotel operating	—	—	—	22.8	—	22.8
Cost of real estate sold	—	—	—	9.6	—	9.6
Commission and marketing	—	—	1.7	—	—	1.7
Compensation and related	9.4	20.6	13.6	1.9	—	45.5
General and administrative	—	3.6	3.3	3.1	—	10.0
Depreciation and amortization	—	0.3	12.0	39.8	—	52.1
Total operating expenses	9.4	24.5	44.2	100.2	—	178.3
Income from unconsolidated subsidiaries	—	0.4	3.4	9.6	—	13.4
Income from consolidated subsidiaries	31.2	76.1	39.7	—	(147.0)	—
Operating income (loss)	21.8	52.0	39.7	46.4	(147.0)	12.9
Non-operating income (expense)
Acquisition-related expenses	—	(0.1)	(0.7)	(0.1)	—	(0.9)
Interest expense-corporate	—	(16.6)	—	—	—	(16.6)
Interest expense-investment	—	—	(9.5)	(26.0)	—	(35.5)
Gain on sale of real estate	—	—	46.6	19.7	—	66.3
Other income / (expense)	—	3.4	0.1	0.9	—	4.4
Income (loss) before benefit from income taxes	21.8	38.7	76.2	40.9	(147.0)	30.6
(Provision for) benefit from income taxes	—	(7.5)	(0.1)	(1.2)	—	(8.8)
Net income (loss)	21.8	31.2	76.1	39.7	(147.0)	21.8
Net (income) loss attributable to the noncontrolling interests	—	—	—	(12.4)	—	(12.4)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	21.8	31.2	76.1	27.3	(147.0)	9.4
Preferred dividends and accretion of preferred stock issuance costs	—	—	—	—	—	—
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$21.8	$31.2	$76.1	$27.3	$(147.0)	$9.4

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$68.3	$179.8	$—	$248.1
Hotel	—	—	—	58.5	—	58.5
Sale of real estate	—	—	—	13.6	—	13.6
Investment management, property services and research fees	—	—	21.1	4.1	—	25.2
Loan purchases, loan originations and other	—	—	0.3	6.2	—	6.5
Total revenue	—	—	89.7	262.2	—	351.9
Operating expenses
Rental operating	—	—	26.8	45.8	—	72.6
Hotel operating	—	—	—	47.2	—	47.2
Cost of real estate sold	—	—	—	10.3	—	10.3
Commission and marketing	—	—	3.6	0.1	—	3.7
Compensation and related	20.1	27.8	26.3	4.0	—	78.2
General and administrative	—	6.5	7.8	5.6	—	19.9
Depreciation and amortization	—	0.7	23.6	77.5	—	101.8
Total operating expenses	20.1	35.0	88.1	190.5	—	333.7
Income from unconsolidated subsidiaries	—	1.6	10.3	24.0	—	35.9
Income from consolidated subsidiaries	42.9	107.7	66.3	—	(216.9)	—
Operating income (loss)	22.8	74.3	78.2	95.7	(216.9)	54.1
Non-operating income (expense)
Acquisition-related expenses	—	(0.1)	(0.7)	(0.4)	—	(1.2)
Interest expense-corporate	—	(32.2)	—	—	—	(32.2)
Interest expense-investment	—	—	(17.9)	(52.0)	—	(69.9)
Gain on sale of real estate	—	—	46.6	25.1	—	71.7
Other income / (expense)	—	3.2	0.1	1.6	—	4.9
Income (loss) before benefit from income taxes	22.8	45.2	106.3	70.0	(216.9)	27.4
(Provision for) benefit from income taxes	—	(2.3)	1.4	(3.7)	—	(4.6)
Net income (loss)	22.8	42.9	107.7	66.3	(216.9)	22.8
Net (income) loss attributable to the noncontrolling interests	—	—	—	(12.6)	—	(12.6)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	22.8	42.9	107.7	53.7	(216.9)	10.2
Preferred dividends and accretion of preferred stock issuance costs	—	—	—	—	—	—
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$22.8	$42.9	$107.7	$53.7	$(216.9)	$10.2

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2016

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$26.3	$94.0	$—	$120.3
Hotel	—	—	—	26.8	—	26.8
Sale of real estate	—	—	9.7	2.6	—	12.3
Investment management, property services, and research fees	—	—	12.9	0.6	—	13.5
Loan purchases, loan originations and other	—	—	0.3	3.3	—	3.6
Total revenue	—	—	49.2	127.3	—	176.5
Operating expenses
Rental operating	—	—	12.2	20.6	—	32.8
Hotel operating	—	—	—	23.6	—	23.6
Cost of real estate sold	—	—	7.2	2.0	—	9.2
Commission and marketing	—	—	1.5	0.3	—	1.8
Compensation and related	14.8	11.7	12.3	1.7	—	40.5
General and administrative	—	3.6	3.9	4.3	—	11.8
Depreciation and amortization	—	0.3	8.8	39.8	—	48.9
Total operating expenses	14.8	15.6	45.9	92.3	—	168.6
Income from unconsolidated investments, net of depreciation and amortization	—	0.7	3.0	4.7	—	8.4
Income from consolidated subsidiaries	12.6	30.4	28.8	—	(71.8)	—
Operating income (loss)	(2.2)	15.5	35.1	39.7	(71.8)	16.3
Non-operating income (expense)
Acquisition-related gains	—	—	—	8.6	—	8.6
Acquisition-related expenses	—	—	(1.1)	(5.2)	—	(6.3)
Interest expense-corporate	—	(12.2)	—	—	—	(12.2)
Interest expense-investment	—	—	(5.6)	(28.0)	—	(33.6)
Gain (loss) on sale of real estate	—	—	—	16.1	—	16.1
Other income / (expense)	—	6.0	(0.1)	(0.9)	—	5.0
Income (loss) before benefit from income taxes	(2.2)	9.3	28.3	30.3	(71.8)	(6.1)
(Provision for) benefit from income taxes	—	3.3	2.1	(1.5)	—	3.9
Net income (loss)	(2.2)	12.6	30.4	28.8	(71.8)	(2.2)
Net (income) loss attributable to the noncontrolling interests	—	—	—	1.1	—	1.1
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	(2.2)	12.6	30.4	29.9	(71.8)	(1.1)
Preferred dividends and accretion of preferred stock issuance costs	(0.5)	—	—	—	—	(0.5)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(2.7)	$12.6	$30.4	$29.9	$(71.8)	$(1.6)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$51.2	$189.0	$—	$240.2
Hotel	—	—	—	55.9	—	55.9
Sale of real estate	—	—	9.7	4.5	—	14.2
Investment management, property services, and research fees	—	—	31.1	1.5	—	32.6
Loan purchases, loan originations and other	—	—	0.6	5.2	—	5.8
Total revenue	—	—	92.6	256.1	—	348.7
Operating expenses
Rental operating	—	—	22.1	41.7	—	63.8
Hotel operating	—	—	—	48.1	—	48.1
Cost of real estate sold	—	—	7.2	3.4	—	10.6
Commission and marketing	—	—	3.2	0.3	—	3.5
Compensation and related	32.3	25.6	24.5	3.8	—	86.2
General and administrative	—	7.0	7.7	7.3	—	22.0
Depreciation and amortization	—	0.6	17.5	79.2	—	97.3
Total operating expenses	32.3	33.2	82.2	183.8	—	331.5
Income from unconsolidated investments, net of depreciation and amortization	—	3.1	8.5	16.0	—	27.6
Income from consolidated subsidiaries	50.5	93.8	88.3	—	(232.6)	—
Operating income (loss)	18.2	63.7	107.2	88.3	(232.6)	44.8
Non-operating income (expense)
Acquisition-related gains	—	—	—	8.6	—	8.6
Acquisition-related expenses	—	—	(1.2)	(7.2)	—	(8.4)
Interest expense-corporate	—	(24.3)	—	—	—	(24.3)
Interest expense-investment	—	—	(11.0)	(55.1)	—	(66.1)
Gain (loss) on sale of real estate	—	—	0.4	54.1	—	54.5
Other income / (expense)	—	7.3	(2.6)	1.0	—	5.7
Income (loss) before benefit from income taxes	18.2	46.7	92.8	89.7	(232.6)	14.8
(Provision for) benefit from income taxes	—	3.8	1.0	(1.4)	—	3.4
Net income (loss)	18.2	50.5	93.8	88.3	(232.6)	18.2
Net (income) loss attributable to the noncontrolling interests	—	—	—	(26.2)	—	(26.2)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	18.2	50.5	93.8	62.1	(232.6)	(8.0)
Preferred dividends and accretion of preferred stock issuance costs	(1.1)	—	—	—	—	(1.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$17.1	$50.5	$93.8	$62.1	$(232.6)	$(9.1)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2017

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$21.8	$31.2	$76.1	$39.7	$(147.0)	$21.8

Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation (loss) gain	99.6	99.6	14.6	92.9	(207.1)	99.6
Unrealized loss on marketable securities	0.1	0.1	—	—	(0.1)	0.1
Amounts reclassified out of AOCI during the period	—	—	—	—	—	—
Unrealized currency derivative contracts gain (loss)	(41.5)	(41.5)	(7.8)	(33.7)	83.0	(41.5)
Total other comprehensive (loss) income for the period	$58.2	$58.2	$6.8	$59.2	$(124.2)	$58.2

Comprehensive (loss) income	$80.0	$89.4	$82.9	$98.9	$(271.2)	$80.0
Comprehensive loss attributable to noncontrolling interests	—	—	—	(61.0)	—	(61.0)
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$80.0	$89.4	$82.9	$37.9	$(271.2)	$19.0

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$22.8	$42.9	$107.7	$66.3	$(216.9)	$22.8

Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation (loss) gain	120.8	120.8	18.5	112.2	(251.5)	120.8
Unrealized loss on marketable securities	0.1	0.1	—	—	(0.1)	0.1
Unrealized currency derivative contracts gain (loss)	(32.8)	(32.8)	(9.8)	(23.0)	65.6	(32.8)
Total other comprehensive (loss) income for the period	$88.1	$88.1	$8.7	$89.2	$(186.0)	$88.1

Comprehensive (loss) income	$110.9	$131.0	$116.4	$155.5	$(402.9)	$110.9
Comprehensive loss attributable to noncontrolling interests	—	—	—	(85.9)	—	(85.9)
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$110.9	$131.0	$116.4	$69.6	$(402.9)	$25.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2016

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income (loss)	$(2.2)	$12.6	$30.4	$28.8	$(71.8)	$(2.2)

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation (loss) gains	(82.8)	(82.8)	(10.9)	(82.5)	176.2	(82.8)
Amounts reclassified out of AOCI during the period	2.7	2.7	—	2.7	(5.4)	2.7
Unrealized currency derivative contracts (loss) gain	(39.3)	(39.3)	10.9	(50.2)	78.5	(39.4)
Total other comprehensive income for the period	$(119.4)	$(119.4)	$—	$(130.0)	$249.3	$(119.5)

Comprehensive (loss) income	$(121.6)	$(106.8)	$30.4	$(101.2)	$177.5	$(121.7)
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	110.6	—	110.6
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(121.6)	$(106.8)	$30.4	$9.4	$177.5	$(11.1)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income (loss)	$18.2	$50.5	$93.8	$88.3	$(232.6)	$18.2

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation (loss) gains	(60.6)	(60.6)	(6.4)	(64.2)	131.2	(60.6)
Unrealized loss on marketable securities	0.1	0.1	—	—	(0.1)	0.1
Amounts reclassified out of AOCI during the period	2.7	2.7	—	2.7	(5.4)	2.7
Unrealized currency derivative contracts (loss) gain	(89.4)	(89.4)	10.4	(99.8)	178.8	(89.4)
Total other comprehensive income for the period	$(147.2)	$(147.2)	$4.0	$(161.3)	$304.5	$(147.2)

Comprehensive (loss) income	$(129.0)	$(96.7)	$97.8	$(73.0)	$71.9	$(129.0)
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	112.1	—	112.1
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(129.0)	$(96.7)	$97.8	$39.1	$71.9	$(16.9)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities	$2.3	$(223.7)	$19.1	$270.5	$68.2
Cash flows from investing activities:
Additions to loans	—	—	—	—	—
Collections of loans	—	—	6.4	—	6.4
Net proceeds from sale of real estate	—	—	108.4	134.6	243.0
Purchases of and additions to real estate	—	—	(166.8)	(118.1)	(284.9)
Proceeds from settlement of foreign derivative contracts	—	3.0	—	—	3.0
Purchases of foreign derivative contracts	—	(0.5)	—	—	(0.5)
Investment in marketable securities	—	—	(0.4)	—	(0.4)
Proceeds from sale of marketable securities	—	—	0.2	—	0.2
Distributions from unconsolidated investments	—	—	53.6	15.4	69.0
Contributions to unconsolidated investments	—	—	(30.2)	(6.5)	(36.7)
(Investments in) distributions from consolidated subsidiaries, net	76.7	175.7	(32.8)	(219.6)	—
Net cash provided by investing activities	76.7	178.2	(61.6)	(194.2)	(0.9)
Cash flows from financing activities:
Borrowings under line of credit	—	400.0	—	—	400.0
Repayment of line of credit	—	(50.0)	—	—	(50.0)
Borrowings under investment debt	—	—	77.0	89.8	166.8
Repayment of investment debt	—	—	(34.4)	(66.2)	(100.6)
Debt issue costs	—	(0.1)	—	—	(0.1)
Costs associated with KWE transaction	(5.5)	—	—	—	(5.5)
Repurchase and retirement of common stock	(35.6)	—	—	—	(35.6)
Dividends paid	(37.9)	—	—	—	(37.9)
Acquisition of KWE shares from noncontrolling interest holders	—	—	—	(3.3)	(3.3)
Contributions from noncontrolling interests, excluding KWE	—	—	—	22.7	22.7
Distributions to noncontrolling interests	—	—	—	(76.2)	(76.2)
Net cash (used in) provided by financing activities	(79.0)	349.9	42.6	(33.2)	280.3
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	31.5	31.5
Net change in cash and cash equivalents	—	304.4	0.1	74.6	379.1
Cash and cash equivalents, beginning of period	—	106.0	45.4	734.3	885.7
Cash and cash equivalents, end of period	$—	$410.4	$45.5	$808.9	$1,264.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash provided (used in) by operating activities	$(0.2)	$(138.3)	$56.3	$92.7	$10.5
Cash flows from investing activities:
Additions to loans	—	(0.8)	(4.5)	—	(5.3)
Collections of loans	—	—	4.9	133.9	138.8
Net proceeds from sale of real estate	—	—	3.4	180.0	183.4
Purchases of and additions to real estate	—	—	(51.5)	(396.0)	(447.5)
Proceeds from settlement of foreign derivative contracts	—	25.7	—	—	25.7
Purchases of foreign derivative contracts	—	(3.4)	—	—	(3.4)
Investment in marketable securities	—	—	(0.7)	—	(0.7)
Distributions from unconsolidated investments	—	—	13.5	21.7	35.2
Contributions to unconsolidated investments	—	(1.0)	(32.7)	(11.9)	(45.6)
(Investments in) distributions from consolidated subsidiaries, net	74.0	8.9	(44.4)	(38.5)	—
Net cash (used in) provided by investing activities	74.0	29.4	(112.0)	(110.8)	(119.4)
Cash flows from financing activities:
Borrowings under line of credit	—	100.0	—	—	100.0
Borrowings under investment debt	—	—	66.4	410.1	476.5
Repayment of investment debt	—	—	(18.4)	(79.1)	(97.5)
Debt issue costs	—	(0.2)	(0.6)	(2.9)	(3.7)
Repurchase and retirement of common stock	(42.8)	—	—	—	(42.8)
Dividends paid	(31.0)	—	—	—	(31.0)
Acquisition of KWE shares from noncontrolling interest holders	—	—	—	(67.9)	(67.9)
Contributions from noncontrolling interests, excluding KWE	—	—	—	12.9	12.9
Distributions to noncontrolling interests	—	—	—	(73.5)	(73.5)
Net cash provided by (used in) financing activities	(73.8)	99.8	47.4	199.6	273.0
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(39.7)	(39.7)
Net change in cash and cash equivalents	—	(9.1)	(8.3)	141.8	124.4
Cash and cash equivalents, beginning of period	—	80.2	37.0	614.4	731.6
Cash and cash equivalents, end of period	$—	$71.1	$28.7	$756.2	$856.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 16—SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date these financial statements were issued, noting none that required disclosure in the consolidated financial statements.

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
Our value is primarily derived from our ownership in income producing real estate assets. We have an ownership interest in approximately 59 million square feet of property globally, including 23,956 multifamily rental units and 18.9 million square feet of commercial property. In addition to our core income producing real estate, we engage in redevelopment and value add initiatives through which we enhance cash flows or reposition assets to increase sale value. Additionally, our investment management and property services businesses manages over $18 billion of IMRES AUM, the majority of which we have an ownership interest in and the balance we manage for third parties.
We have 576 employees in 27 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain, Italy and Japan and manage and work with over 5,000 operating associates.

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

•
IMRES encompasses our fee generating businesses which includes both our investment management platform as well as our third-party services business. These businesses offer a comprehensive line of real estate services for the full lifecycle of real estate ownership to clients that include shareholders of KWE, financial institutions, institutional investors, insurance companies, developers, builders and government agencies. IMRES has five main lines of business: investment management, property services, research, brokerage, and auction and conventional sales.

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

KW Investments
We invest our capital in real estate assets and loans secured by real estate either on our own or through our investment management platform. When we have partners, we are typically the general partner in the arrangement with a promoted interest in the profits of our investments beyond our ownership percentage. We have an average ownership interest across all investments of approximately 39% as of June 30, 2017. Our equity partners include publicly traded companies, financial institutions, foundations, endowments, high net worth individuals and other institutional investors.

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
Residential and Other
In certain cases, we may pursue for-sale housing acquisition opportunities, including land for entitlements, finished lots, urban infill housing sites and partially finished and finished housing projects. On certain income-producing acquisitions, there are adjacent land parcels to which we assign little or no basis and for which we may pursue entitlement activities or, in some cases, development or re-development opportunities. This group also includes our investment in marketable securities. Included in Western U.S. residential are five residential investments and one loan investments in Hawaii. Our investment account balance for these Hawaiian investments is $160.0 million.
Investment Account
Our investment account represents our carrying value of equity before depreciation and amortization. During the six months ended June 30, 2017, together with our equity partners, we acquired $706.2 million of real estate and loans secured by real estate at purchase price. These acquisitions were comprised of the following: 39% multifamily, 54% commercial and 7% residential and other.
At June 30, 2017, we and our equity partners held a real estate and real estate related investment portfolio with assets at a carrying value of approximately $11.6 billion, with approximately 58% net debt to gross assets ratio. We have an average ownership interest across all of our investments of approximately 39% as of June 30, 2017.

Our investment account increased during the year primarily due to fair value increases recognized on certain investments accounted for under fair value, mainly our investment in VHH. Noncontrolling interest increased during the year by $73.3 million due to foreign currency translation and hedge gains and income earned on investments that had noncontrolling interests. These increases were primarily offset by $56.8 million in net distributions primarily relating to our increased ownership in KWE, distributions relating to property sales and investing distributions from debt refinancings.
The following table describes our investment account (Kennedy Wilson's equity in real estate and loans secured by real estate), which includes the following financial statement captions and is derived from the consolidated balance sheets, as of June 30, 2017 and December 31, 2016:

(Dollars in millions)	June 30, 2017	December 31, 2016
Real estate and acquired in-place lease values, gross of accumulated depreciation and amortization of $466.0 and $374.3, respectively	$6,528.1	$6,188.5
Loan purchases and originations	87.2	87.7
Investment debt	(4,192.8)	(3,956.1)
Cash held by consolidated investments	695.6	625.5
Unconsolidated investments(1), gross of accumulated depreciation and amortization of $54.4 and $52.3, respectively	535.9	592.0
Net hedge liability	(85.5)	(47.0)
Other(2)	69.5	55.5
Consolidated investment account	3,638.0	3,546.1
Less:
Noncontrolling interests on investments, gross of depreciation and amortization of $219.0 and $168.3, respectively	(1,543.2)	(1,463.4)
Investment account	$2,094.8	$2,082.7
(1) Excludes $17.5 million and $15.9 million related to our investment in a servicing platform in Spain, as of June 30, 2017 and December 31, 2016, respectively.
(2) Includes our marketable securities, which are part of other assets, as well as net other assets of consolidated investments.
The following table breaks down our investment account information derived from the consolidated balance sheet, by investment type and geographic location as of June 30, 2017:

(Dollars in millions)	Multifamily	Commercial	Loans Secured by Real Estate	Residential and Other	Hotel	Total
Western U.S.	$576.9	$383.2	$6.1	$200.1	$77.0	$1,243.3
United Kingdom	—	63.3	—	—	—	63.3
Ireland	68.9	56.8	—	—	85.5	211.2
Japan	6.4	—	—	—	—	6.4
Cash, marketable securities and net hedge asset						101.0
Total excluding KWE	$652.2	$503.3	$6.1	$200.1	$162.5	$1,625.2
KWE:
United Kingdom	$9.6	$183.1	$4.6	$—	$4.6	$201.9
Ireland	16.1	71.5	2.1	—	4.1	93.8
Italy	—	19.5	—	—	—	19.5
Spain	—	31.4	—	1.0	—	32.4
Cash and net hedge liability(1)						122.0
Total KWE	$25.7	$305.5	$6.7	$1.0	$8.7	$469.6
Grand Total	$677.9	$808.8	$12.8	$201.1	$171.2	$2,094.8
(1) Includes $141.0 million of KW's share of cash and $(19.0) million of KW's share of hedges. KW's share of KWE's unsecured debt has been allocated to unencumbered KWE investments.

The following table breaks down our investment account information derived from the consolidated balance sheet, by investment type and geographic location as of December 31, 2016:

(Dollars in millions)	Multifamily	Commercial	Loans Secured by Real Estate	Residential and Other	Hotel	Total
Western U.S.	$562.9	$310.7	$12.4	$247.8	$92.3	$1,226.1
United Kingdom	5.7	66.1	—	—	—	71.8
Ireland	67.1	63.1	—	—	79.6	209.8
Japan	6.1	—	—	—	—	6.1
Cash, marketable securities, and net hedge asset						123.6
Total excluding KWE	$641.8	$439.9	$12.4	$247.8	$171.9	$1,637.4
KWE:
United Kingdom	$8.8	$176.7	$4.6	$—	$4.2	$194.3
Ireland	15.0	64.9	2.1	—	3.7	85.7
Italy	—	18.4	—	—	—	18.4
Spain	—	28.6	—	1.1	—	29.7
Cash and net hedge liability(1)						117.2
Total KWE	$23.8	$288.6	$6.7	$1.1	$7.9	$445.3
Grand Total	$665.6	$728.5	$19.1	$248.9	$179.8	$2,082.7
(1) Consists of $133.0 million of KW's share of cash and $(15.8) million of KW's share of hedges. KW's share of KWE's unsecured debt has been allocated to unencumbered KWE investments

KW Investment Management and Real Estate Services (IMRES)
IMRES includes our investment management business as well as our complementary third party real estate services business.
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
Commingled funds
We have four closed end funds that we manage and receive investment management fees. Most recently, we completed fund-raising for our fifth value-add fund, Kennedy Wilson Fund V, a $500 million private fund targeting the Western U.S. We are the largest investor in the fund with a 12% interest. Fund V has a current portfolio of 17 investments with an aggregate purchase price of $974.1 million, with $135.0 million of undrawn commitments.
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
Kennedy Wilson Europe Real Estate Plc (LSE: KWE)
As of June 30, 2017, KWE has 207 real estate assets with approximately 11.4 million square feet and totaling $3.8 billion in portfolio value (primarily located in the U.K. and Ireland). As of June 30, 2017, Kennedy Wilson owns approximately 30.0 million ordinary shares of KWE (with a cost basis of $454.9 million, net of realized and unrealized hedging activity) or approximately 23.8% of the total issued share capital of KWE.
KWE is externally managed by one of our wholly-owned subsidiaries, KWE Manager pursuant to an investment management agreement whereby are entitled to receive certain management and performance fees.  KWE Manager is entitled to an annual management fee (payable quarterly in arrears) equal to 1% of KWE’s adjusted net asset value (reported by KWE to be £1.6 billion at June 30, 2017) and certain performance fees.  The management fee payable to KWE Manager is paid half in cash and half in shares of KWE. The management fee for the second quarter of 2017 will be paid fully in cash from KWE.  During the six months ended June 30, 2017, KWH earned $9.7 million in management fees from KWE.
The compensation committee of our board of directors approved and reserved up to thirty percent (30%) of any performance fees earned by us to be allocated to certain employees. In connection with the announced acquisition of all the outstanding shares (other than shares owned by the Company or its subsidiaries or held in treasury) of KWE, the Company’s board of directors determined that all unvested KWE awards (532,230 RSUs as of June 30, 2017) will vest prior to completion of such transaction.
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

The following condensed financial statements show KWE's financial position and results of operations in the context of our consolidated financial statements as a whole:

	As of June 30, 2017 (unaudited)
(Dollars in millions)	KWE	Non-KWE (1)(4)	Elimination	Total KWH
Cash(2)	$592.4	$672.4	$—	$1,264.8
Accounts receivable	35.7	57.7	—	93.4
Loan purchases and originations	81.1	6.1	—	87.2
Real estate and acquired in place lease values, net of accumulated depreciation and amortization(3)	3,083.4	2,978.7	—	6,062.1
Investment in marketable securities	—	409.7	(409.7)	—
Unconsolidated investments	—	499.0	—	499.0
Other assets	190.6	87.2	—	277.8
Total assets	$3,983.2	$4,710.8	$(409.7)	$8,284.3

Accounts payable	$10.2	$10.6	$—	$20.8
Accrued expenses and other liabilities	247.0	184.4	—	431.4
Investment debt	2,182.9	2,009.9	—	4,192.8
Senior notes payable	—	937.6	—	937.6
Line of Credit	—	350.0	—	350.0
Total liabilities	2,440.1	3,492.5	—	5,932.6

Kennedy-Wilson Holdings Inc. shareholders' equity	442.7	1,215.9	(442.7)	1,215.9
Accumulated other comprehensive income	(33.0)	(188.4)	33.0	(188.4)
Noncontrolling interests	1,133.4	190.8	—	1,324.2
Total equity	1,543.1	1,218.3	(409.7)	2,351.7
Total liabilities and equity	$3,983.2	$4,710.8	$(409.7)	$8,284.3
(1) Consists of investments that are consolidated in our financial statements and investments that are held through joint ventures.
(2) Includes cash and cash equivalents and cash held by consolidated investments.
(3) Includes $241.7 million and $224.3 million of accumulated depreciation and amortization for KWE and Non-KWE, respectively.
(4) Includes $934.2 million of total assets and $264.2 million of equity in European investments we made prior to KWE's formation.

	Six Months Ended June 30, 2017
(Dollars in millions)	KWE	Non-KWE	Fee Elimination(1)	Total KWH
Revenue
Rental	$121.3	$126.8	$—	$248.1
Hotel	12.9	45.6	—	58.5
Sale of real estate	1.8	11.8	—	13.6
Dividend income	—	8.9	(8.9)	—
Investment management, property services and research fees	—	34.9	(9.7)	25.2
Loan purchases, loan originations and other	6.2	0.3	—	6.5
Total revenue	142.2	228.3	(18.6)	351.9
Operating expenses
Rental operating	27.6	45.0	—	72.6
Hotel operating	11.6	35.6	—	47.2
Cost of real estate sold	1.4	8.9	—	10.3
Commission and marketing	—	3.7	—	3.7
Compensation and related	0.6	77.6	—	78.2
General and administrative	4.6	15.3	—	19.9
Depreciation and amortization	54.1	47.7	—	101.8
Total operating expenses	99.9	233.8	—	333.7
Income from unconsolidated investments	—	35.9	—	35.9
Operating income	42.3	30.4	(18.6)	54.1
Non-operating income (expense)
Gain on sale of real estate	12.5	59.2	—	71.7
Acquisition-related expenses	(4.3)	3.1	—	(1.2)
Interest expense-investment	(34.8)	(35.1)	—	(69.9)
Interest expense-corporate	—	(32.2)	—	(32.2)
Management fee	(9.7)	—	9.7	—
Other income	1.7	3.2	—	4.9
Income (loss) before provision for income taxes	7.7	28.6	(8.9)	27.4
Provision for income taxes	(3.1)	(1.5)	—	(4.6)
Net income (loss)	$4.6	$27.1	$(8.9)	$22.8
(1) Only relates to fee elimination associated with our investment in KWE. We have additional fees eliminated associated with other equity partners.
Legacy European Investments
Prior to KWE's formation and for investments that do not meet KWE's investment guidelines, we have directly invested in 17 properties and a servicing platform in Europe that have total assets of $934.2 million included in our consolidated balance sheet and $264.2 million of equity as of June 30, 2017. As of June 30, 2017, our weighted average ownership in these investments was 65%.

Selected Financial Data
In order help the user of the financial statements understand our growth, we have included certain five-year selected financial data. The following tables show selected financial items for the three and six months ended June 30, 2017 through 2013:

	Three Months Ended June 30,
(Dollars in millions, except per share amounts)	2017	2016	2015	2014	2013
GAAP
Revenues	$177.8	$176.5	$140.5	$92.0	$36.0
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	9.4	(1.6)	31.2	36.3	(2.5)
Basic income (loss) per share of common stock	0.08	(0.02)	0.29	0.39	(0.03)
Diluted income (loss) per share of common stock	0.08	(0.02)	0.27	0.38	(0.03)
Non-GAAP(1)
Adjusted EBITDA	102.2	73.5	112.8	122.2	38.0
Adjusted EBITDA percentage change	39%	(35)%	(8)%	222%	—%
Adjusted Fees	18.0	32.1	36.7	48.7	20.3
Adjusted Fees percentage change	(44)%	(13)%	(25)%	140%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.

	Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2017	2016	2015	2014	2013
GAAP
Revenues	$351.9	$348.7	$278.2	$143.3	$58.4
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	10.2	(9.1)	27.7	46.8	(6.1)
Basic income (loss) per share of common stock	0.09	(0.09)	0.27	0.51	(0.10)
Diluted income (loss) per share of common stock	0.09	(0.09)	0.27	0.50	(0.09)
Non-GAAP(1)
Adjusted EBITDA	179.5	145.3	166.5	191.5	70.9
Adjusted EBITDA percentage change	24%	(13)%	(13)%	170%	—%
Adjusted Fees	45.7	62.1	63.8	66.8	34.5
Adjusted Fees percentage change	(26)%	(3)%	(4)%	94%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.
The following tables show selected financial items as of June 30, 2017 and the years ended 2016 through 2013:

	June 30,	Year Ended December 31,
(in millions)	2017	2016	2015	2014	2013
Cash and cash equivalents	$1,264.8	$885.7	$731.6	$937.7	$178.2
Total assets	8,284.3	7,659.1	7,595.6	6,297.6	1,786.8
Investment debt	4,192.8	3,956.1	3,627.5	2,175.7	400.2
Unsecured corporate debt	1,287.6	936.6	688.8	813.1	438.6
Kennedy Wilson equity	1,027.5	1,048.0	1,133.8	901.1	768.3
Noncontrolling interests	1,324.2	1,295.1	1,731.3	2,142.8	50.6
Total equity	2,351.7	2,343.1	2,865.1	3,043.9	818.9
Common shares outstanding	114.2	115.7	114.5	96.1	82.6

The following table shows our investment account by region as of June 30, 2017 and the years ended 2016 through 2013:

	June 30,		Year Ended December 31,
(in millions)	2017	%	2016	%	2015	%	2014	%	2013	%
Western U.S.	$1,243.3	59%	$1,226.1	60%	$1,157.0	59%	$898.8	53%	$793.2	67%
United Kingdom	265.2	13%	266.1	13%	379.4	20%	252.7	15%	135.7	11%
Ireland	305.0	15%	295.5	14%	253.6	13%	295.7	18%	161.8	14%
Japan	6.4	—%	6.1	—%	10.3	1%	84.9	5%	96.3	8%
Spain	32.4	2%	29.7	1%	9.9	1%	—	—%	—	—%
Italy	19.5	—%	18.4	1%	8.7	—%	—	—%	—	—%
KW share of cash, marketable securities, and net hedge asset	223.0	11%	240.8	11%	123.4	6%	152.2	9%	—	—%
Total	$2,094.8	100%	$2,082.7	100%	$1,942.3	100%	$1,684.3	100%	$1,187.0	100%

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
The table below details the changes our IMRES AUM for the three months ended June 30, 2017:

(in millions)	December 31, 2016	Increases	Decreases	June 30, 2017
IMRES AUM(1)	$17,171.3	$1,441.0	$(587.2)	$18,025.1
(1) Includes the total capitalization of KWE based on KWE's period-end share price.
IMRES AUM increased 5% to approximately $18 billion as of June 30, 2017. The increase is due to new acquisitions, appreciation in the value of its investments, and foreign currency gains in the Company's investments and services segment due to the strengthening of the GBP quarter over quarter. This is offset by decreases due to dispositions of commercial and multifamily assets, collection of a previously outstanding loan, funding of capital commitments, and pay downs of investment debt.
Foreign currency and currency derivative instruments
Please refer to item 3. Quantitative and Qualitative Disclosures About Market Risk for our discussion regarding foreign currency and currency derivative instruments.

Results of Operations
KW Group Consolidated Financial Results: Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

	Three Months Ended June 30, 2017
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$123.8	$—	$—	$123.8
Hotel	29.0	—	—	29.0
Investment management, property services and research fees	—	7.7	—	7.7
Sale of real estate	12.8	—	—	12.8
Loans and other	4.4	—	—	4.4
Total Revenue	170.0	7.7	—	177.7
Operating expenses	(95.4)	(13.1)	(17.7)	(126.2)
Depreciation expense	(52.1)	—	—	(52.1)
Income from unconsolidated investments, net of depreciation and amortization	12.6	0.9	—	13.5
Operating income (loss)	35.1	(4.5)	(17.7)	12.9
Non-operating income (expense):
Gain on sale of real estate	66.3	—	—	66.3
Acquisition-related expenses	(0.9)	—	—	(0.9)
Interest expense-interest	(35.5)	—	—	(35.5)
Interest expense-corporate	—	—	(16.6)	(16.6)
Other non-operating expenses	(0.3)	—	4.6	4.3
(Benefit from) provision for income taxes	(1.3)	—	(7.4)	(8.7)
Total non-operating income (loss)	28.3	—	(19.4)	8.9
Net income (loss)	63.4	(4.5)	(37.1)	21.8
Add back (less):
Interest expense-investment	35.5	—	—	35.5
Interest expense-corporate	—	—	16.6	16.6
Kennedy Wilson's share of interest expense included in unconsolidated investments	5.9	0.1	—	6.0
Depreciation and amortization	52.1	—	—	52.1
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	3.5	0.9	—	4.4
Provision for income taxes	1.3	—	7.4	8.7
Fees eliminated in consolidation	(7.4)	7.4	—	—
EBITDA attributable to noncontrolling interests(2)	(52.3)	—	—	(52.3)
Stock based compensation	—	—	9.4	9.4
Adjusted EBITDA(1)	$102.0	$3.9	$(3.7)	$102.2
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA
(2) $39.9 million of depreciation, amortization, taxes and interest were attributable to noncontrolling interest for the three months ended June 30, 2017.

	Three Months Ended June 30, 2016
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total

Revenue
Rental	$120.3	$—	$—	$120.3
Hotel	26.8	—	—	26.8
Investment management, property services and research fees	—	13.5	—	13.5
Sale of real estate	12.3	—	—	12.3
Loans and other	3.6	—	—	3.6
Total Revenue	163.0	13.5	—	176.5
Operating expenses	(86.1)	(13.5)	(20.1)	(119.7)
Depreciation expense	(48.9)	—	—	(48.9)
Income from unconsolidated investments, net of depreciation and amortization	7.2	1.2		8.4
Operating income (loss)	35.2	1.2	(20.1)	16.3
Non-operating income (expense):
Gain on sale of real estate	16.1	—	—	16.1
Acquisition-related gains	8.6	—	—	8.6
Acquisition-related expenses	(6.3)	—	—	(6.3)
Interest expense-investments	(33.6)	—	—	(33.6)
Interest expense-corporate	—	—	(12.2)	(12.2)
Other non-operating expenses	5.0	—		5.0
Provision for income taxes	(3.2)	—	7.1	3.9
Total non-operating loss	(13.4)	—	(5.1)	(18.5)
Net income (loss)	21.8	1.2	(25.2)	(2.2)
Add back (less):
Interest expense-investment	33.6	—	—	33.6
Interest expense-corporate	—	—	12.2	12.2
Kennedy Wilson's share of interest expense included in unconsolidated investments	6.1	0.1	—	6.2
Depreciation and amortization	48.9	—	—	48.9
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	4.6	0.7	—	5.3
Benefit from income taxes	3.2	—	(7.1)	(3.9)
Fees eliminated in consolidation	(15.3)	15.3	—	—
EBITDA attributable to noncontrolling interests(2)	(41.3)	—	—	(41.3)
Stock based compensation	—	—	14.7	14.7
Adjusted EBITDA(1)	$61.6	$17.3	$(5.4)	$73.5
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA
(2) $42.5 million of depreciation, amortization and interest were attributable for noncontrolling interests for the three months ended June 30, 2016.
GAAP net income (loss) to common shareholders was income of $9.4 million and a loss of $1.6 million for the second quarter of 2017 and 2016, respectively. Adjusted EBITDA was $102.2 million and $73.5 million for the second quarter of 2017 and 2016, respectively.
For same property multifamily units, total revenues increased 5.9%, net operating income increased 6.1% and occupancy decreased to 94.5% from 94.8% for the same period in 2016. For same property commercial real estate, total revenues decreased 0.2% and net operating income was flat, with occupancy decreasing of 0.2% to 96.0% from the same period in 2016.
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

(dollars in millions)	Three Months Ended June 30, 2017
	Investments		Services		Total
Revenues	$2.6	2%	$—	—%	$2.6	2%
Net Income	0.2	2%	0.1	1%	0.3	3%
Adjusted EBITDA	0.5	1%	0.2	—%	0.7	1%

(dollars in millions)	Three Months Ended June 30, 2016
	Investments		Services		Total
Revenues	$(7.4)	(4)%	$—	—%	$(7.4)	(4)%
Net Income	0.1	(7)%	(0.4)	25%	(0.3)	18%
Adjusted EBITDA	(0.7)	(1)%	(0.4)	(1)%	(1.1)	(2)%
Revenues
Investments Segment Revenues
Rental income was $123.8 million for the three months ended June 30, 2017 as compared to $120.3 million for the same period in 2016. The $3.5 million increase is primarily due to improved operating performance and acquisitions subsequent to the second quarter of 2016.
Hotel income was $29.0 million for the three months ended June 30, 2017 as compared to $26.8 million for the same period in 2016. The $2.2 million increase is primarily due to longer ski season at the Ritz Carlton Lake Tahoe compared to the prior period and more rooms available for rent and less disruption at the Fairmont St Andrews and Portmarnock, both owned by KWE, due to the completion of room and common area upgrades.
    Loan and other income was $4.5 million for the three months ended June 30, 2017 as compared to $3.6 million for the same period in 2016. The increase in income was mainly due to cash collections on notes held be KWE.
Sale of real estate was $12.8 million for the three months ended June 30, 2017 as compared to $12.3 million for the same period in 2016. During the three months ended June 30, 2017, we sold and entered into a development agreement for 200 Capital Dock, a 130,000 sq. ft. office building under development in Dublin, Ireland and KWE sold one condominium unit. The Company will recognize additional sale of real estate in future periods on 200 Capital Dock as construction progresses on the building. It is anticipated that the building will be completed in the third quarter of 2018. During the three months ended June 30, 2016, we sold a vacant lot and KWE sold a condominium unit.
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

The following table shows Adjusted Fees for the three month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,
(dollars in millions)	2017	2016
Investment management and real estate services fees	7.7	13.5
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation(1)	7.4	15.3
Kennedy Wilson's share of fees in unconsolidated service businesses	2.9	3.3
Adjusted Fees(2)	$18.0	$32.1
(1) The three months ended June 30, 2017 and 2016 include $4.7 million and $8.9 million, respectively, of fees recognized in net (income) loss attributable to noncontrolling interests relating to the portion of fees paid by noncontrolling interest holders in KWE and equity partner investments.
(2) See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Adjusted Fees.

Investment management and real estate services fees were $7.7 million during the three months ended June 30, 2017 as compared to $13.5 million for the same period in 2016.
Fees earned from investments that were eliminated in consolidation totaled $7.4 million during the three months ended June 30, 2017 as compared to $15.3 million for the same period in 2016. In accordance with U.S. GAAP, these fees were excluded from total fees of $7.7 million and $13.5 million, respectively.
The table below shows a breakdown of Adjusted Fees from investment management and real estate related services for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
Fee Description	2017	2016
Investment Management - Base	$9.7	$11.1
Investment Management - Performance	(2.7)	9.5
Investment Management - Acquisition / Disposition	0.5	—
Investment Management - Total	7.5	20.6

Property Services and Research	10.5	11.5
Total Adjusted Fees(1)	$18.0	$32.1
(1)See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Adjusted Fees.

Investment management
Investment management generated adjusted fees of $7.5 million during the three months ended June 30, 2017 as compared to $20.6 million for the same period in 2016. The decrease is primarily attributable to prior period performance fees earned on the sale of an Irish office building. Additionally, the Company had a decrease in unrealized performance fees related to the management of the Funds. Each period, the Company calculates the performance fee that would be due to the Company if the Funds and their underlying investments were realized at their estimated fair values. In the current period, the unrealized accrued performance fees that would be due to the Company decreased as the change in the estimated fair values of the underlying properties along with the current period's operating distributions from the properties were below the Funds' preferred return thresholds.
Real estate related services
Real estate related services fees decreased to $10.5 million during the three months ended June 30, 2017 as compared to $11.5 million for the same period in 2016 due to decreased brokerage service fees.
Operating Expenses
Investments Segment Operating Expenses
Operating expenses for the three months ended June 30, 2017 increased to $147.5 million compared to $135.0 million for the same period in 2016. The increase is primarily attributable to the following:
Rental operating expenses increased by $3.8 million, and depreciation and amortization increased by $3.2 million primarily due to acquisitions subsequent to the second quarter of 2016.

Additionally, during the three months ended June 30, 2017, we sold and entered into a development agreement for 200 Capital Dock, a 130,000 sq. ft. office building under development in Dublin, Ireland and KWE sold a condominium unit, which resulted in $9.6 million of sale-related costs. During the three months ended June 30, 2016, we sold a vacant lot and KWE sold a condominium unit which resulted in $9.2 million in sale-related costs.
Investment Management and Real Estate Services Segment Operating Expenses
Operating expenses for the three months ended June 30, 2017 decreased to $13.1 million as compared to $13.5 million for the same period in 2016.
Corporate Operating Expenses
Operating expenses for the three months ended June 30, 2017 were approximately $17.7 million as compared to $20.1 million for the same period in 2016. The decrease is mainly due to the expense taken in 2016 related to the 60% cliff vesting of restricted stock that was granted in 2012 under our Amended and Restated 2009 Equity Participation Plan.
Income from Unconsolidated Investments
Investments Segment Income from Unconsolidated Investments
During the three months ended June 30, 2017, income from unconsolidated investments was $12.6 million as compared to $7.2 million for the same period in 2016. During the three months ended June 30, 2017, KW Group sold one commercial property and one multifamily property in the Western United States, which attributed to the increase in income as compared to the prior period which had no sales. The prior period had $3.8 million of fair value gains relating to VHH with no comparable activity in the current period.
Investment Management and Real Estate Services Segment Income from Unconsolidated Investments
During the three months ended June 30, 2017, income from unconsolidated investments was $0.9 million compared to $1.2 million in 2016. The income recognized relates to our approximate 5% interest in a loan servicing platform in Spain with approximately €23.0 billion of assets under management.
Non-operating Items
Gains on sale of real estate was $66.3 million for the three months ended June 30, 2017 compared to $16.1 million during the same period in 2016. The gains recognized during the three months ended June 30, 2017 relate primarily to the sale of Rock Creek Landing, a 576-unit wholly-owned multifamily community in Kent, Washington, the sale of the multifamily component of The Rock, a 233-unit apartment complex in Manchester, England, and sales by KWE of non-core assets out of its United Kingdom commercial property portfolio. The gain recognized during the three months ended June 30, 2016 relates primarily to the sale of an office property in Ireland.
There were no acquisition-related gains during the three months ended June 30, 2017 compared to $8.6 million during the same period in 2016. During the three months ended June 30, 2016, KW Group acquired an additional equity interest and took control of a retail center in the Western United States that was previously accounted for as an unconsolidated investment resulting in acquisition-related gains of $8.6 million. As required by U.S. GAAP and consolidation literature we revalued our existing interests at current market values, and, as such, we recorded acquisition related gains on those existing interests as discussed above.
Acquisition-related expenses were $0.9 million for the three months ended June 30, 2017 compared to $6.3 million during the same period in 2016. The acquisition related expenses primarily relate to professional fees and the payment of stamp duty taxes in the United Kingdom and Ireland. During the three months ended June 30, 2016, KWE had greater acquisition activity compared to current period.
Interest expense associated with corporate debt was $16.6 million for the three months ended June 30, 2017 as compared to $12.2 million for the same period in 2016. During the third quarter of 2016, KW Group issued an additional $250.0 million of 5.875% senior unsecured notes due 2024 which resulted in the higher interest expense. In addition, the greater amount outstanding on our line of credit during the three months ended June 30, 2017 led to increased interest expense as compared to the prior period.
Interest expense associated with investment debt was $35.5 million for the three months ended June 30, 2017 as compared to $33.6 million for the same period in 2016. The increase is due to acquisitions and consolidations subsequent to the second quarter of 2016.
Other income was $4.4 million for the three months ended June 30, 2017 as compared to $5.0 million for the same period in 2016. In the current period the Company has £290.5 million of cash relating to the proposed acquisition of KWE (the "Transaction") in an escrow account. Since this is held in a currency different than the Company's functional currency changes in foreign currency rates are recorded to other income. During the three months ended June 30, 2017, the Company recognized a gain of $10.8 million which was offset by a loss of $6.6 million on associated hedges on this cash balance. The prior period had $5.9 million of realized gains primarily on GBP hedges that were not designated for hedge accounting.
During the three months ended June 30, 2017, KW Group generated pretax book income of $30.6 million related to its global operations and recorded a tax provision of $8.8 million or 29% of pretax book income. The difference between the U.S. federal rate of 35% and the Company's effective rate is primarily attributable to income earned by noncontrolling interests which is not subject to corporate taxes, and non-deductible depreciation in the United Kingdom.
We had net income of $12.4 million attributable to noncontrolling interests during the three months ended June 30, 2017 compared to $1.1 million of net losses during the three months ended June 30, 2016. The income attributable to noncontrolling interest in the current period was primarily due to gains on sales of properties.
Preferred dividends and accretion of preferred stock issue costs were $0.0 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively. Due to the conversion of all outstanding shares of Series B Preferred Stock on December 28, 2016, there was no preferred stock outstanding during the three months ended June 30, 2017.
Other Comprehensive Income
The two major components that drive the change in other comprehensive income are the change in foreign currency rates and the gains or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the three months ended June 30, 2017 and 2016.

(Dollars in millions)	Three Months Ended June 30,
	2017	2016
Unrealized foreign currency translation gain (loss), net of noncontrolling interests and tax	$22.7	$(14.9)
Amounts reclassified out of accumulated other comprehensive loss during the period	—	1.1
Unrealized foreign currency derivative contract (loss) gain, net of noncontrolling interests and tax	(13.1)	4.0
Unrealized gain marketable securities, net of noncontrolling interests and tax	0.1	—
Other comprehensive income (loss)	9.7	(9.8)
Realized foreign currency exchange gain (loss) - statement of operations	10.8	(0.9)
Realized foreign currency derivative contract (loss) gain - statement of operations	(6.6)	5.9
Comprehensive income (loss) - foreign currency exchange	$13.9	$(4.8)
The main currencies that we have exposure to are the euro and pound sterling. The table below represents the change in rates over the three months ended June 30, 2017 and 2016 as compared to the U.S. Dollar:

	Three Months Ended June 30,
	2017	2016
Euro	6.7%	(3.0)%
GBP	4.2%	(7.0)%
Other comprehensive income (loss), net of taxes and noncontrolling interests, for the three months ended June 30, 2017 and 2016 was income of $9.7 million and a loss of $9.8 million, respectively.  The gains relating to unrealized foreign currency translation and the offsetting losses related to hedges during the current period are due to the strengthening of the GBP and euro against the US dollar.
Amounts reclassified out of accumulated other comprehensive income are for amounts that are moved out of other comprehensive income and recognized on the statement of operations. There was no such activity in the current period. The reclassification for the prior period related to the sale of an office building in Ireland.

KW Group Consolidated Financial Results: Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

	Six Months Ended June 30, 2017
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$248.1	$—	$—	$248.1
Hotel	58.5	—	—	58.5
Investment management, property services and research fees	—	25.2	—	25.2
Sale of real estate	13.6	—	—	13.6
Loans and other	6.5	—	—	6.5
Total Revenue	326.7	25.2	—	351.9
Operating expenses	(173.7)	(26.4)	(31.8)	(231.9)
Depreciation expense	(101.8)	—	—	(101.8)
Income from unconsolidated investments, net of depreciation and amortization	34.2	1.7	—	35.9
Operating income (loss)	85.4	0.5	(31.8)	54.1
Non-operating income (expense):
Gain on sale of real estate	71.7	—	—	71.7
Acquisition-related expenses	(1.2)	—	—	(1.2)
Interest expense-investment	(69.9)	—	—	(69.9)
Interest expense-corporate	—	—	(32.2)	(32.2)
Other non-operating expenses	0.5	—	4.4	4.9
(Benefit from) provision for income taxes	(2.3)	—	(2.3)	(4.6)
Total non-operating income (loss)	(1.2)	—	(30.1)	(31.3)
Net income (loss)	84.2	0.5	(61.9)	22.8
Add back (less):
Interest expense-investment	69.9	—	—	69.9
Interest expense-corporate	—	—	32.2	32.2
Kennedy Wilson's share of interest expense included in unconsolidated investments	11.2	0.3	—	11.5
Depreciation and amortization	101.8	—	—	101.8
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	6.9	1.8	—	8.7
Provision for income taxes	2.3	—	2.3	4.6
Fees eliminated in consolidation	(14.6)	14.6	—	—
EBITDA attributable to noncontrolling interests(2)	(92.1)	—	—	(92.1)
Stock based compensation	—	—	20.1	20.1
Adjusted EBITDA(1)	$169.6	$17.2	$(7.3)	$179.5
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA.
(2) $79.5 million of depreciation, amortization, taxes and interest were attributable to non-controlling interests for the six months ended June 30, 2017.

	Six Months Ended June 30, 2016
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total

Revenue
Rental	$240.2	$—	$—	$240.2
Hotel	55.9	—	—	55.9
Investment management, property services and research fees	—	32.6	—	32.6
Sale of real estate	14.2	—	—	14.2
Loans and other	5.8	—	—	5.8
Total Revenue	316.1	32.6	—	348.7
Operating expenses	(161.3)	(29.4)	(43.5)	(234.2)
Depreciation expense	(97.3)	—	—	(97.3)
Income from unconsolidated investments, net of depreciation and amortization	25.3	2.3	—	27.6
Operating income (loss)	82.8	5.5	(43.5)	44.8
Non-operating income (expense):
Gain on sale of real estate	54.5	—	—	54.5
Acquisition-related gains	8.6	—	—	8.6
Acquisition-related expenses	(8.4)	—	—	(8.4)
Interest expense-investment	(66.1)	—	—	(66.1)
Interest expense-corporate	—	—	(24.3)	(24.3)
Other non-operating expenses	5.7	—	—	5.7
Provision for income taxes	(4.2)	—	7.6	3.4
Total non-operating loss	(9.9)	—	(16.7)	(26.6)
Net income (loss)	72.9	5.5	(60.2)	18.2
Add back (less):
Interest expense-investment	66.1	—	—	66.1
Interest expense-corporate	—	—	24.3	24.3
Kennedy Wilson's share of interest expense included in unconsolidated investments	11.9	0.4	—	12.3
Depreciation and amortization	97.3	—	—	97.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	9.1	1.4	—	10.5
Benefit from income taxes	4.2	—	(7.6)	(3.4)
Fees eliminated in consolidation	(22.8)	22.8	—	—
EBITDA attributable to noncontrolling interests(2)	(112.2)	—	—	(112.2)
Stock based compensation	—	—	32.2	32.2
Adjusted EBITDA(1)	$126.5	$30.1	$(11.3)	$145.3
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA
(2) $86.0 million of depreciation, amortization and interest were attributable to non-controlling interests for the six months ended June 30, 2016.
GAAP net income (loss) to common shareholders was income of $10.2 million and a loss of $9.1 million for the six months ended June 30, 2017 and 2016, respectively. Adjusted EBITDA was $179.5 million and $145.3 million for the six months ended June 30, 2017 and 2016, respectively.
For same property multifamily units, total revenues increased 6.4%, net operating income increased 6.6% and occupancy decreased to 94.3% from 94.5% for the same period in 2016. For same property commercial real estate, total revenues increased 1.5%, net operating income increased 2.2% and occupancy increased 0.5% to 96.2% from the same period in 2016.
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

(dollars in millions)	Six Months Ended June 30, 2017
	Investments		Services		Total
Revenues	$3.1	1%	$—	—%	$3.1	1%
Net Income	0.2	2%	0.2	2%	0.4	4%
Adjusted EBITDA	0.6	—%	0.2	—%	0.8	—%

(dollars in millions)	Six Months Ended June 30, 2016
	Investments		Services		Total
Revenues	$(15.3)	(4)%	$—	—%	$(15.3)	(4)%
Net Income	(0.9)	10%	(0.9)	10%	(1.8)	20%
Adjusted EBITDA	(2.8)	(2)%	(0.9)	(1)%	(3.7)	(3)%
Revenues
Investments Segment Revenues
Rental income was $248.1 million for the six months ended June 30, 2017 as compared to $240.2 million for the same period in 2016. The $7.9 million increase is primarily due improved operating performance and acquisitions subsequent to the second quarter of 2016.
Hotel income was $58.5 million for the six months ended June 30, 2017 as compared to $55.9 million for the same period in 2016. The $2.6 million increase is primarily due to longer ski season at the Ritz Carlton Lake Tahoe compared to the prior period and more rooms available for rent and less disruption at the Fairmont St Andrews and Portmarnock, both owned by KWE, due to the completion of room and common area upgrades.
    Loan and other income was $6.5 million for the six months ended June 30, 2017 as compared to $5.8 million for the same period in 2016. The increase in income was mainly due to cash collections on notes held by KWE.
Sale of real estate was $13.6 million for the six months ended June 30, 2017 as compared to $14.2 million for the same period in 2016. During the six months ended June 30, 2017, we sold and entered into a development agreement for 200 Capital Dock, a 130,000 sq. ft. office building under development in Dublin, Ireland and KWE sold two condominium units. The Company will recognize additional sale of real estate in future periods on 200 Capital Dock as construction progresses on the building. It is anticipated that the building will be completed in the third quarter of 2018. During the six months ended June 30, 2016, we sold a vacant lot and KWE sale of two condominium units.
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

The following table shows Adjusted Fees for the six month periods ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(dollars in millions)	2017	2016
Investment management and real estate services fees	25.2	32.6
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation(1)	14.6	22.8
Kennedy Wilson's share of fees in unconsolidated service businesses	5.9	6.7
Adjusted Fees(2)	$45.7	$62.1
(1) The six months ended June 30, 2017 and 2016 include $9.2 million and $14.1 million, respectively, of fees recognized in net (income) loss attributable to noncontrolling interests relating to the portion of fees paid by noncontrolling interest holders in KWE and equity partner investments.
(2) See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Adjusted Fees.

Investment management and real estate services fees were $25.2 million during the six months ended June 30, 2017 as compared to $32.6 million for the same period in 2016.
Fees earned from investments that were eliminated in consolidation totaled $14.6 million during the six months ended June 30, 2017 as compared to $22.8 million for the same period in 2016. In accordance with U.S. GAAP, these fees were excluded from total fees of $25.2 million and $32.6 million, respectively.
The table below shows a breakdown of Adjusted Fees from investment management and real estate related services for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
Fee Description	2017	2016
Investment Management - Base	$19.4	$21.7
Investment Management - Performance	3.8	16.0
Investment Management - Acquisition / Disposition	0.5	0.2
Investment Management - Total	23.7	37.9

Property Services and Research	22.0	24.2
Total Adjusted Fees(1)	$45.7	$62.1
(1) See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Adjusted Fees.

Investment management
Investment management generated adjusted fees of $23.7 million during the six months ended June 30, 2017 as compared to $37.9 million for the same period in 2016. The decrease is primarily attributable to prior period performance fees earned on the sale of an Irish office building. Additionally, the unrealized performance fees recognized related to the management of the Funds decreased. Each period, the Company calculates the performance fee that would be due to the Company if the Funds and their underlying investments were realized at their estimated fair values. In the current period, Company recognized less unrealized performance fees as the fair values of the underlying properties did not increase above the Funds' preferred return thresholds at an equivalent amount over the same period in 2016.
Real estate related services
Real estate related services fees decreased to $22.0 million during the six months ended June 30, 2017 as compared to $24.2 million for the same period in 2016 due to decreased brokerage service fees.
Operating Expenses
Investments Segment Operating Expenses
Operating expenses for the six months ended June 30, 2017 increased to $275.5 million compared to $258.6 million for the same period in 2016. The increase is primarily attributable to the following:
Rental operating expenses increased by $8.8 million, and depreciation and amortization increased by $4.5 million primarily due to acquisitions subsequent to the second quarter of 2016.

Additionally, during the six months ended June 30, 2017, we sold and entered into a development agreement for 200 Capital Dock, a 130,000 sq. ft. office building under development in Dublin, Ireland and KWE sold two condominium units, which resulted in $10.3 million of sale-related costs. During the six months ended June 30, 2016, we sold a vacant lot and KWE sold two condominium units, which resulted in $10.6 million in sale-related costs.
Investment Management and Real Estate Services Segment Operating Expenses
Operating expenses for the six months ended June 30, 2017 decreased to $26.4 million as compared to $29.4 million for the same period in 2016. The decrease is primarily attributable to a decrease in general and administrative expenses in this segment.
Corporate Operating Expenses
Operating expenses for the six months ended June 30, 2017 were approximately $31.8 million as compared to $43.5 million for the same period in 2016. The decrease is mainly due to the expense taken in 2016 related to the 60% cliff vesting of restricted stock that was granted in 2012 under our Amended and Restated 2009 Equity Participation Plan.
Income from Unconsolidated Investments
Investments Segment Income from Unconsolidated Investments
During the six months ended June 30, 2017, income from unconsolidated investments was $34.2 million as compared to $25.3 million for the same period in 2016. During the six months ended June 30, 2017, KW Group sold one commercial property and one multifamily property in the Western United States which attributed to the increase in income as compared to the prior period which had no comparable sales activity.
Investment Management and Real Estate Services Segment Income from Unconsolidated Investments
During the six months ended June 30, 2017, income from unconsolidated investments was $1.7 million compared to $2.3 million in 2016. The income recognized relates to our approximate 5% interest in a loan servicing platform in Spain with approximately €23.0 billion of assets under management.
Non-operating Items
Gains on sale of real estate was $71.7 million for the six months ended June 30, 2017 compared to $54.5 million during the same period in 2016. The gains recognized during the six months ended June 30, 2016 relate primarily to the sale of Rock Creek Landing, a 576-unit wholly-owned multifamily community in Kent, Washington, the sale of the multifamily component of The Rock, a 233-unit apartment complex in Manchester, England, and sales by KWE of non-core assets out of its United Kingdom commercial property portfolio. The gains recognized during the six months ended June 30, 2016 relate primarily to the sale of a commercial property in the United Kingdom, the sale of a commercial property in Ireland and the sale of 20 commercial properties by KWE.
There were no acquisition-related gains during the six months ended June 30, 2017 compared to $8.6 million during the same period in 2016. During the six months ended June 30, 2016, KW Group acquired an additional equity interest and took control of a retail center in the Western United States that was previously accounted for as an unconsolidated investment resulting in acquisition-related gains of $8.6 million. As required by U.S. GAAP and consolidation literature we revalued our existing interests at current market values and, as such, we recorded acquisition related gains on those existing interests as discussed above.
Acquisition-related expenses were $1.2 million for the six months ended June 30, 2017 compared to $8.4 million during the same period in 2016. The acquisition related expenses primarily relate to professional fees and the payment of stamp duty taxes in the United Kingdom and Ireland. During the six months ended June 30, 2016, KWE had greater acquisition activity compared to current period.
Interest expense associated with corporate debt was $32.2 million for the six months ended June 30, 2017 as compared to $24.3 million for the same period in 2016. During the third quarter of 2016, KW Group issued an additional $250.0 million of 5.875% senior unsecured notes due 2024 which resulted in the higher interest expense. In addition, the greater amount outstanding on our line of credit during the six months ended June 30, 2017 led to increased interest expense as compared to the prior period.
Interest expense associated with investment debt was $69.9 million for the six months ended June 30, 2017 as compared to $66.1 million for the same period in 2016. The increase is due to acquisitions and consolidations subsequent to the second quarter of 2016.
Other income was $4.9 million for the six months ended June 30, 2017 as compared to $5.7 million for the same period in 2016. In the current period the Company has £290.5 million of cash relating to the Transaction in an escrow account. Since this is held in a currency different than the Company's functional currency changes in foreign currency rates are recorded to other income. During the six months ended June 30, 2017, the Company recognized a gain of $11.2 million which was offset by a loss of $6.8 million on associated hedges on this cash balance. The prior period had $7.6 million of realized gains primarily on GBP hedges that were not designated for hedge accounting.

During the six months ended June 30, 2017, KW Group generated pretax book income of $27.4 million related to its global operations and recorded a tax provision of $4.6 million or 17% of pretax book income. As a result of the adoption of ASU 2016-09 on January 1, 2017, the Company recorded an adjustment to opening retained earnings of $9.3 million for excess tax benefits from share awards which had not been recognized under the prior accounting standard. In addition, as a result of the adoption of ASU 2016-09, the Company recorded a tax benefit of $3.8 million through June 30, 2017 related to excess tax benefits realized from the vesting of restricted stock awards and dividend equivalents on restricted stock. The difference between the U.S. federal rate of 35% and the Company's effective rate is primarily attributable to excess tax benefit from vesting of restricted stock awards, income earned by noncontrolling interests, and non-deductible depreciation in United Kingdom.
We had net income of $12.6 million attributable to noncontrolling interests during the six months ended June 30, 2017 compared to $26.2 million net income during the six months ended June 30, 2016. The decrease is due to greater sales at KWE in the prior period resulting in more gains allocated to noncontrolling interest.
Preferred dividends and accretion of preferred stock issue costs was $0.0 million and $1.1 million for the six months ended June 30, 2017 and 2016, respectively. Due to the conversion of all outstanding shares of Series B Preferred Stock on December 28, 2016, there was no Preferred Stock outstanding during the six months ended June 30, 2017.
Other Comprehensive Income
The two major components that drive the change in other comprehensive income are the change in foreign currency rates and the gains or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the six months ended June 30, 2017 and 2016.

(Dollars in millions)	Six Months Ended June 30,
	2017	2016
Unrealized foreign currency translation loss, net of noncontrolling interests and tax	$28.1	$(7.4)
Amounts reclassified out of accumulated other comprehensive loss during the period	—	1.1
Unrealized foreign currency derivative contract (loss) gain, net of noncontrolling interests and tax	(13.4)	(2.6)
Unrealized gain marketable securities, net of noncontrolling interests and tax	0.1	0.1
Other comprehensive loss	14.8	(8.8)
Realized foreign currency exchange gain (loss) - statement of operations	11.2	(3.3)
Realized foreign currency derivative contract (loss) gain - statement of operations	(6.8)	7.6
Comprehensive income (loss) - foreign currency exchange	$19.2	$(4.5)
The main currencies that we have exposure to are the euro, pound sterling and the yen. The table below represents the change in rates over the six months ended June 30, 2017 and 2016 as compared to the U.S. Dollar:

	Six Months Ended June 30,
	2017	2016
Euro	9.2%	2.0%
GBP	6.0%	(10.0)%
Other comprehensive income (loss), net of taxes and noncontrolling interests, for the six months ended June 30, 2017 and 2016 was income of $14.8 million and a loss of $8.8 million, respectively.  The gains in the current period are due to the strengthening of the GBP and the euro as markets have become more settled post Brexit. The losses relating to unrealized foreign currency translation during the prior period are due to the decline of the GBP stemming from the Brexit vote.
Amounts reclassified out of accumulated other comprehensive income are for amounts that are moved out of other comprehensive income and recognized on the statement of operations. There was no such activity in the current period. The reclassification for the prior period relates to the resolution of European loan pools and the sale of an office property in Ireland during the year.

Liquidity and Capital Resources

Our liquidity and capital resources requirements include acquisitions of real estate and real estate related assets, capital expenditures for consolidated real estate and unconsolidated investments working capital needs and any other corporate strategic acquisitions. We finance these activities with internally generated funds, borrowings under our revolving lines of credit, sales of equity and debt securities and cash out refinancings to the extent they are available and fit within our overall portfolio leverage strategy. Our investments in real estate are typically financed with equity from our balance sheet, third party equity and mortgage loans secured primarily by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral, subject to limited customary exceptions. In some cases, we guarantee a portion of the loan related to a consolidated property or an unconsolidated investment, usually until some condition, such as completion of construction or leasing or certain net operating income criteria, has been met. We do not expect these guarantees to materially affect liquidity or capital resources. Please refer to the "Off Balance Sheet Arrangements" section for further information. Historically, we have not required significant capital resources to support our IMRES business.
Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, dividend payments to our stockholders, capital expenditures and, potentially, acquisitions both at the property level and corporate level. We expect to meet our short-term liquidity requirements through our existing cash and cash equivalents plus capital generated from our IMRES business, sales of real estate, collections from loans and loan pools, as well as availability on our current revolving lines of credit ($125.0 million undrawn as of June 30, 2017). As of June 30, 2017, we and our consolidated subsidiaries (including KWE) had approximately $1.7 billion of potential liquidity, which includes approximately $418 million of availability under lines of credit and $1.3 billion of cash for KWH and KWE, collectively.
As discussed throughout this report, during the second quarter of 2017, the Company announced the terms of the proposed acquisition of all the outstanding shares (other than shares owned by the Company or its subsidiaries or held in treasury) of KWE.  Under the terms of the revised offer, KWE shareholders would have the option of electing to receive either: (i) the original consideration (0.667 shares of the Company’s common stock for each KWE ordinary share); or (ii) a mixed consideration consisting of (A) 300 pence in cash to be paid by the Company (the “KWH Cash Component”); 250 pence in cash to be paid by KWE as a special distribution; and (C) 0.3854 shares of the Company’s common stock.  On June 9, 2017, the Company drew $350 million on its revolving credit facility.  The funds, along with $18.0 million of existing corporate cash were deposited into an escrow account, in accordance with the UK Takeover Code, and such funds will be used to fulfill the KWH Cash Component.  After the closing of the transaction, the Company currently intends to look to fund the repayment of the balance on its revolving credit facility through asset sales, incurring new secured debt on unencumbered assets, issuing new unsecured debt, utilizing available corporate cash or any combination of the financing options available to the Company.  In addition, the Company currently intends to terminate the KWE Facility after the Transaction closes which has an availability of $293.1 million (£225 million). Upon the closing of the transaction, KW Group's potential liquidity would decrease by $975.6 million ($682.5 million of cash and $293.1 million of availability under lines of credit).
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
Development and redevelopment
Kennedy Wilson has a number of development, redevelopment and entitlement projects that are underway or in the planning stages.  These initiatives may ultimately result in 1,588 multifamily units and 441,000 commercial rentable square feet, along with substantial upgrades to certain multifamily and commercial properties and hotels (figures exclude similar projects owned by KWE). If these projects were brought to completion the estimated remaining capital would be approximately $932 million which we expect would be funded through our existing equity, third party equity, project sales and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. As of June 30, 2017, we expect to invest $189 million cash commitments to develop to completion or complete the entitlement process on these projects. These figures are budgeted costs and are subject to change. We and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process.  In many cases, we allocated little to no basis to the land that was acquired in conjunction with nearby income producing properties.
We, along with our equity partners (the “Capital Dock JV”), are currently developing “Capital Dock,” a prime waterfront property located in Dublin, Ireland, consisting of 370,000 square feet of commercial space across three buildings and 190 multifamily units across an additional three buildings.  On May 12, 2017, the Capital Dock JV sold “200 Capital Dock,” one of the three commercial buildings of the greater Capital Dock development consisting of 130,000 sq. ft. of office space.  Concurrent with the transaction, the Capital Dock JV entered into a development agreement with the buyer to complete the construction of 200 Capital Dock on behalf of the buyer.  With respect to 200 Capital Dock, the development agreement provides that upon certain events (including the insolvency of the Capital Dock JV and certain delivery deadlines not being met), the buyer may exercise a right to take over the construction of the project.  In the event that the buyer exercises such right, the Capital Dock JV will receive a reduced amount of proceeds from the sales transaction.
The Capital Dock development is currently being funded with proceeds from the sale of 200 Capital Dock, equity from us and our equity partners as well as a construction loan that we have in place. We hold a 42.5% ownership interest in the development and as of June 30, 2017 we have invested $32.0 million of equity in the project. During the six months ended June 30, 2017, we contributed a total of $11.9 million to the project and received a $22.7 million distribution relating to the $142.8 million construction loan ($62.7 million drawn down as of June 30, 2017) that was placed on the property during the quarter.
We currently expect the estimated remaining cost to complete the development to be approximately $230 million with additional equity from us of approximately $31.3 million.  The remainder will be funded from undrawn proceeds from the construction loan and cash received from the sale of 200 Capital Dock. We expect to be finished by the end of 2018. This is a budgeted figure, however, and is subject to change (increase or decrease) due to a number of factors, including, that this project is being developed under a construction management contract with the general contractor and therefore could be called upon to contribute additional capital in the event that actual costs exceed budgeted costs (currently approximately 80% of the budgeted costs have been fixed under price-capped agreements between the general contractor and various subcontractors). We may decide to sell all or part of the remaining Capital Dock development before the development is complete. In addition to Capital Dock, we are concurrently building approximately 259 multifamily units in Dublin, Ireland.
Consolidated and unconsolidated investment portfolio
In addition to our development and redevelopment initiatives we regularly implement a value add approach to our consolidated and unconsolidated investments which includes rehabbing properties and adding or updating property amenities.  The capital required to implement these value add initiatives is typically funded with capital calls, refinancing or supplemental financings at the property level.  We are not required to make these investments but they are a key driver in our ability to increase net operating income at our properties post acquisition. We typically invest $30 million to $50 million a year to fund capital expenditures for our consolidated and unconsolidated investment portfolio.

Under our current joint venture strategy, we generally contribute property expertise and a fully funded initial cash contribution, with commitments to provide additional funding. Accordingly, we generally do not have significant capital commitments with unconsolidated entities. As of June 30, 2017, we have unfulfilled capital commitments totaling $70.0 million to our unconsolidated investments including $50.0 million relating to Kennedy Wilson Real Estate Fund VI, LP.

Foreign subsidiaries
We have subsidiaries in the United Kingdom, Ireland, Luxembourg, Spain and Jersey which manage our European real estate investments, as well as subsidiaries in Ireland and Scotland that operate hotel businesses. As of June 30, 2017, two of our subsidiaries foreign subsidiaries have positive, accumulated earnings of $7.3 million.  U.S. domestic taxes have not been provided on amounts earned by such foreign companies since it is our plan to indefinitely reinvest amounts earned by these foreign subsidiaries. If these earnings were repatriated to the United States, additional U.S. domestic taxes of $1.7 million would be incurred.
Cash Flows
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions from our unconsolidated investments, revenues from our IMRES business net of operating expenses and other general and administrative costs.  Substantially all cash flows provided by operations of $68.2 million and $10.5 million for the six months June 30, 2017 and 2016, respectively, are due to lease payments derived from our rental properties and operating distributions from our unconsolidated investments which have increased during the current period due to gains on sales of unconsolidated investments. These amounts are offset from the payment of annual discretionary compensation during both periods and interest expense to fund our investment business.
Investing
Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in unconsolidated investments, capital expenditures, purchases of loans secured by real estate, as well as return of capital from dispositions or refinances. Net cash used in investing activities totaled $0.9 million for the six months ended June 30, 2017. KW

Group invested $284.9 million for additions to real estate (including $38.7 million by KWE). KW Group collected $6.4 million on a loan secured by an office property in San Diego, CA during the first quarter. In addition to this sale, KW Group received $243.0 million primarily from the sale of real estate from Rock Creek, the sale of the multifamily component of The Rock and non-core assets at KWE (including $61.0 million by KWE).
Net cash used in investing activities totaled $119.4 million for the six months ended June 30, 2016. This was primarily due to $447.5 million of purchases and additions to real estate by KW Group (including $357.6 million by KWE). In addition, KW Group collected $138.8 million from the sale of a portfolio of loans by KWE during the first quarter. In addition to this sale, KW Group received $183.4 million mainly from the sale of real estate mainly in Europe (including $85.1 million by KWE).
Financing
Our net cash related to financing activities are generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash provided by financing activities totaled $280.3 million for the six months ended June 30, 2017.  The Company drew $400.0 million on its line of credit during the first six months of the year and repaid $50.0 million on the line of credit. The draw was used to fund an escrow account for the consideration payable by the Company in the KWE transaction as described further below under the caption "Indebtedness and Related Covenants." KW Group received proceeds of $166.8 million from mortgage loans to finance and refinance consolidated property acquisitions. These were partially offset by repayment of $100.6 million of investment debt, of which $28.5 million were related to repayments by KWE and distributions of $76.2 million to noncontrolling interest holders.
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
Contractual Obligations and Commercial Commitments
At June 30, 2017, KW Group's contractual cash obligations, including debt and operating leases, included the following:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Borrowings:(1)(4)
Investment debt(2)(4)	$4,220.1	$64.7	$1,042.5	$777.0	$2,335.9
Senior notes(3)(4)	955.0	—	—	—	955.0
Line of credit	350.0	—	350.0	—	—
Total borrowings	5,525.1	64.7	1,392.5	777.0	3,290.9
Operating leases	10.7	1.3	5.4	2.5	1.5
Total contractual cash obligations	$5,535.8	$66.0	$1,397.9	$779.5	$3,292.4

(1) See notes 8-10 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: six months ending December 31, 2017 - $96.9; 1-3 years - $542.4; 4-5 years - $304.3; After 5 years - $337.8. The interest payments on variable rate debt have been calculated using the interest rate in effect at June 30, 2017.
(2) Excludes $0.1 of unamortized debt premium on investment debt.
(3) Excludes $2.1 of net unamortized debt discount on senior notes.
(4) Excludes $42.7 of unamortized loan fees.

At June 30, 2017, our share of contractual cash obligations (excluding amounts that are attributable to noncontrolling interests), including debt and operating leases, included the following:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Borrowings:(1)
Investment debt	$2,296.5	$63.9	$494.3	$252.6	$1,485.7
Senior notes(2)	955.0	—	—	—	955.0
Line of credit	350.0	—	350.0	—	—
Total borrowings	3,601.5	63.9	844.3	252.6	2,440.7
Operating leases	10.7	1.3	5.4	2.5	1.5
Total contractual cash obligations	$3,612.2	$65.2	$849.7	$255.1	$2,442.2

(1) See notes 8-10 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments.
(2) Excludes $2.1 of net unamortized debt discount on senior notes.

Indebtedness and Related Covenants
The following describes KWH's corporate indebtedness and related covenants.
Senior Notes Payable
In March 2014, Kennedy-Wilson, Inc., completed a public offering of $300.0 million aggregate principal amount of 5.875% Senior Notes due 2024 (the “2024 Notes”), for approximately $290.7 million, net of discount and estimated offering expenses. The 2024 Notes were issued pursuant to an indenture dated as of March 25, 2014, by and among Kennedy-Wilson, Inc., as issuer, and Wilmington Trust National Association, as trustee, as supplemented by a supplemental indenture, dated as of March 25, 2014, by and between Kennedy-Wilson, Inc. as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantors, and Wilmington Trust National Association, as trustee (the indenture, as so supplemented, the “2024 Indenture”). The issuer's obligations under the 2024 Notes are fully and unconditionally guaranteed by Kennedy-Wilson Holdings, Inc. and the subsidiary guarantors. At any time prior to April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at the redemption price specified in the 2024 Indenture, plus accrued and unpaid interest, if any, to the redemption date. Prior to April 1, 2017, the issuer may also redeem up to 35% of the 2024 Notes from the proceeds of certain equity offerings. Interest on the 2024 Notes accrues at a rate of 5.875% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2014. The 2024 Notes will mature on April 1, 2024. In November 2014 and August 2016, we completed two additional public offerings of $350 million and $250 million, respectively, aggregate principal amounts of 5.875% Senior Notes, due 2024 (the “Additional Notes”). The Additional Notes have substantially identical terms as the 2024 Notes described above, and are treated as a single series with the 2024 Notes under such 2024 Indenture. The Additional Notes were issued and sold at a public offering prices of 100.0% of their principal amount, plus accrued interest. The amount of the 2024 Notes included in the accompanying consolidated balance sheets was $897.9 million at June 30, 2017.

In November and December 2012, Kennedy-Wilson, Inc. completed a public offering of $55.0 million aggregate principal amount of 7.750% Senior Notes due 2042 (the "2042 Notes"). The 2042 Notes were issued pursuant to an indenture dated as of November 28, 2012, by and among Kennedy-Wilson, Inc., as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantees and Wilmington Trust National Association, as trustee, as amended by various subsequent supplemental indentures. The issuer's obligations under the 2042 Notes are fully and unconditionally guaranteed by Kennedy Wilson and the subsidiary guarantors. At any time prior to December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. Interest on the 2042 Notes accrues at a rate of 7.750% per annum and is payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on March 1, 2013. The 2042 Notes will mature on December 1, 2042. The amount of the 2042 Notes included in the accompanying consolidated balance sheets was $55.0 million at June 30, 2017.

KWE Senior Notes Payable
In June 2015, KWE completed its inaugural bond offering ("KWE Bonds") of approximately $390.8 million (based on
June 30, 2017 rates) (£300 million) in 3.95% fixed-rate senior unsecured bonds due 2022. In September 2016, KWE completed an additional bond offering of approximately $260.5 million (based on June 30, 2017 rates) (£200 million) under the same indenture as the KWE Bonds mentioned above. The KWE Bonds have a carrying value of $651.1 million at June 30, 2017. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros.

In addition, during the fourth quarter of 2015, KWE established a £2.0 billion (approximately $2.6 billion based on June 30, 2017 rates) Euro Medium Term Note Programme ("EMTN"). Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. During the fourth quarter of 2015 and second quarter of 2016, KWE drew down under its EMTN Programme, with the issuances of senior unsecured notes for an aggregate principal amount of approximately $628.4 million (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $624.3 million have an annual fixed coupon of 3.25%, and mature in 2025. The KWE Notes rank pari passu with the KWE Bonds, and are subject to the same restrictive covenants.

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
Borrowings Under Line of Credit
On December 10, 2015, Kennedy-Wilson, Inc. (the “Borrower”), a wholly-owned subsidiary of KWH entered into a $475.0 million unsecured revolving credit facility (the “KW Revolving Facility”) with a syndicate of lenders including JPMorgan Chase Bank, N.A., Deutsche Bank AG New York Branch, U.S. Bank N.A., East West Bank, Fifth Third Bank, The Governor and Company of the Bank of Ireland, Compass Bank and City National Bank and Bank of America, N.A., acting as administrative agent and letter of credit issuer. Loans under the KW Revolving Facility bear interest at a rate equal to LIBOR plus 2.50% or 3.00%, depending on the consolidated leverage ratio as of the applicable measurement date, and have a maturity date of December 10, 2018. Subject to certain conditions precedent and at the Borrower’s option, the maturity date of the KW Revolving Facility may be extended by one year. As of June 30, 2017, there was $350.0 million outstanding under the secured credit facility, with $125.0 million still available. In connection with the Transaction, on June 9, 2017, the Company drew $350 million on its revolving credit facility.
KWE Facility
In August 2014, KWE entered into a three-year unsecured floating rate revolving debt facility ("KWE Facility") with Bank of America Merrill Lynch, Deutsche Bank, and J.P. Morgan Chase of approximately $293.1 million (£225 million) with a syndicate of banks. The KWE Facility requires KWE to maintain (i) a maximum consolidated leverage ratio (as defined in the revolving loan agreement) of no more than 60%; (ii) a minimum fixed charge coverage ratio where consolidated EBITDA to consolidated fixed charges is no less than 1.9 to 1.0 for the last four quarters; (iii) unencumbered assets of no less than 125% of the unsecured indebtedness (less cash & cash equivalents); and (iv) a maximum secured recourse indebtedness for consolidated secured recourse debt to not exceed 2.5% of total asset value at any time. As of June 30, 2017, the unsecured credit facility was undrawn, with $293.1 million (£225 million) still available based on rates as of June 30, 2017.

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

As of June 30, 2017, our consolidated leverage ratio was 60.8%, its fixed charge coverage ratio was 3.1 to 1.00, its consolidated tangible net worth was $1,306.5 million, its adjusted secured leverage ratio was 35.4%, its secured recourse leverage ratio was 1.0%, its recourse leverage ratio was 1.04, and liquidity was $1,114.3 million. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by KWH and certain of its wholly-owned subsidiaries.

The indentures governing the 2024 Notes and 2042 Notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. As of June 30, 2017, the balance sheet leverage ratio was 1.27 to 1.00.
Off-Balance Sheet Arrangements
We have provided guarantees associated with loans secured by consolidated assets. At June 30, 2017, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $50.9 million. The guarantees expire through 2026, and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
As of June 30, 2017, we have unfulfilled capital commitments totaling $70.0 million to our unconsolidated investments including $50.0 million relating to Kennedy Wilson Real Estate Fund VI, LP. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
Please refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for discussion of our non-recourse carve-out guarantees arrangements, as there have been no material changes to that disclosure.
Certain Non-GAAP Measures and Reconciliations
The table below is a reconciliation of Non-GAAP measures to their most comparable GAAP measures, for amounts relating to the three and six months ended June 30, 2017 through 2013.

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2017	2016	2015	2014	2013	2017	2016	2015	2014	2013
Net (loss) income	$21.8	$(2.2)	$29.9	$63.7	$(1.3)	$22.8	$18.2	$25.6	$113.6	$(3.9)
Non-GAAP Adjustments
Add back:
Interest expense	52.1	45.8	38.0	25.8	12.5	102.1	90.4	70.4	41.6	24.0
Kennedy Wilson's share of interest expense in unconsolidated investments	6.0	6.2	7.2	9.5	10.1	11.5	12.3	13.6	20.5	20.7
Depreciation and amortization	52.1	48.9	38.0	25.3	4.4	101.8	97.3	74.6	32.6	7.5
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	4.4	5.3	8.4	12.4	10.2	8.7	10.5	17.2	27.2	19.5
Provision for (benefit from) from income taxes	8.7	(3.9)	36.1	25.4	(0.5)	4.6	(3.4)	28.0	34.2	(2.2)
Share-based compensation	9.4	14.7	6.8	1.7	1.7	20.1	32.2	14.1	3.4	3.4
EBITDA attributable to noncontrolling interests	(52.3)	(41.3)	(51.6)	(41.6)	0.9	(92.1)	(112.2)	(77.0)	(81.6)	1.9
Adjusted EBITDA	$102.2	$73.5	$112.8	$122.2	$38.0	$179.5	$145.3	$166.5	$191.5	$70.9

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2017	2016	2015	2014	2013	2017	2016	2015	2014	2013
Investment management, property services and research fees(1)	$7.7	$13.5	$15.5	$39.0	$19.5	$25.2	$32.6	$31.9	$52.1	$33.1
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation	7.4	15.3	17.3	6.1	0.8	14.6	22.8	24.3	7.7	1.4
Kennedy Wilson's share of fees in unconsolidated service businesses	2.9	3.3	3.9	3.6	—	5.9	6.7	7.6	7.0	—
Adjusted Fees	$18.0	$32.1	$36.7	$48.7	$20.3	$45.7	$62.1	$63.8	$66.8	$34.5
(1) Amounts previously presented as Management and leasing fees and commissions on prior period statement of operations. Amounts above represent total of fees and commissions from prior periods.

Same property analysis
The same property analysis reflects, and is weighted by, Kennedy Wilson's ownership in each underlying property. Previously, the Company had presented this analysis without adjusting for Kennedy Wilson's ownership interest.
The table below is a reconciliation of Non-GAAP measures included within the Company's same property analysis, to their most comparable GAAP measures.

	Three months ended June 30, 2017		Three months ended June 30, 2016
	Same Property		Same Property
(dollars in millions)	Revenue	NOI	Revenue	NOI
Operating Income	$12.9	$12.9	$16.3	$16.3
Less: Sale of real estate	(12.8)	(12.8)	(12.3)	(12.3)
Less: Investment management, property services and research fees	(7.7)	(7.7)	(13.5)	(13.5)
Less: Loans and other income	(4.5)	(4.5)	(3.6)	(3.6)
Add: Rental operating	36.6	—	32.8	—
Add: Hotel operating	22.8	—	23.6	—
Add: Cost of real estate sold	9.6	9.6	9.2	9.2
Add: Commission and marketing	1.7	1.7	1.8	1.8
Add: Compensation and related	45.5	45.5	40.5	40.5
Add: General and administrative	10.0	10.0	11.8	11.8
Add: Depreciation and amortization	52.1	52.1	48.9	48.9
Less: Income from unconsolidated investments	(13.4)	(13.4)	(8.4)	(8.4)
Property-Level (Consolidated)	$152.8	$93.4	$147.1	$90.7
Less: NCI adjustments (1)	(61.0)	(39.6)	(66.9)	(45.0)
Add: Unconsolidated investment adjustments (2)	15.5	10.6	14.9	10.1
Add: Straight-line and above/below market rents	(2.9)	(2.9)	(1.4)	(1.4)
Less: Reimbursement of recoverable operating expenses	(2.0)	—	(1.9)	—
Less: Properties bought and sold (3)	(12.9)	(8.3)	(4.8)	(3.4)
Less: Other properties excluded (4)	(2.1)	(0.6)	(4.2)	(2.2)
Other Reconciling Items (5)	(1.9)	(0.3)	(2.0)	0.9
Same Property	$85.5	$52.3	$80.8	$49.7

	Three months ended June 30, 2017		Three months ended June 30, 2016
(dollars in millions)	Same Property		Same Property
Same Property (Reported)	Revenue	NOI	Revenue	NOI
Commercial - Same Property	$18.4	$16.2	$18.4	$16.2
Multifamily Market Rate Portfolio - Same Property	41.1	27.3	38.8	25.8
Multifamily Affordable Portfolio - Same Property	6.3	4.2	6.1	3.9
Hotel - Same Property	19.7	4.6	17.5	3.8
Same Property	$85.5	$52.3	$80.8	$49.7

(1) Represents rental revenue and operating expenses and hotel revenue and operating expenses attributable to non-controlling interests

(2) Represents the Company’s share of unconsolidated investment rental revenues and net operating income, as applicable, which are within the applicable same property population.
(3) Represents properties excluded from the same property population that were purchased or sold during the applicable period.
(4) Represents properties excluded from the same property population that were not during the applicable period.
(5) Represents other properties excluded from the same property population that were not classified as either a commercial or multifamily property within the Company’s portfolio. Also includes immaterial adjustments for foreign exchange rates, changes in ownership percentages, and certain non-recurring income and expenses.

	Six months ended June 30, 2017		Six months ended June 30, 2016
	Same Property		Same Property
(dollars in millions)	Revenue	NOI	Revenue	NOI
Operating Income	$54.1	$54.1	$44.8	$44.8
Less: Sale of real estate	(13.6)	(13.6)	(14.2)	(14.2)
Less: Investment management, property services and research fees	(25.2)	(25.2)	(32.6)	(32.6)
Less: Loans and other income	(6.5)	(6.5)	(5.8)	(5.8)
Add: Rental operating	72.6	—	63.8	—
Add: Hotel operating	47.2	—	48.1	—
Add: Cost of real estate sold	10.3	10.3	10.6	10.6
Add: Commission and marketing	3.7	3.7	3.5	3.5
Add: Compensation and related	78.2	78.2	86.2	86.2
Add: General and administrative	19.9	19.9	22.0	22.0
Add: Depreciation and amortization	101.8	101.8	97.3	97.3
Less: Income from unconsolidated investments	(35.9)	(35.9)	(27.6)	(27.6)
Property-Level (Consolidated)	$306.6	$186.8	$296.1	$184.2
Less: NCI adjustments (1)	(124.5)	(80.5)	(138.5)	(94.7)
Add: Unconsolidated investment adjustments (2)	31.0	21.5	29.7	20.4
Add: Straight-line and above/below market rents	(5.7)	(5.7)	(3.0)	(3.0)
Less: Reimbursement of recoverable operating expenses	(4.5)	—	(4.6)	—
Less: Properties bought and sold (3)	(24.9)	(15.9)	(9.3)	(6.6)
Less: Other properties excluded (4)	(4.1)	(1.6)	(8.1)	(4.2)
Other Reconciling Items (5)	(4.6)	(0.4)	(3.1)	1.4
Same Property	$169.3	$104.2	$159.2	$97.5

	Six months ended June 30, 2017		Six months ended June 30, 2016
(dollars in millions)	Same Property		Same Property
Same Property (Reported)	Revenue	NOI	Revenue	NOI
Commercial - Same Property	$37.2	$32.8	$36.7	$32.1
Multifamily Market Rate Portfolio - Same Property	79.0	52.7	74.3	49.4
Multifamily Affordable Portfolio - Same Property	12.6	8.4	12.2	8.0
Hotel - Same Property	40.5	10.3	36.0	8.0
Same Property	$169.3	$104.2	$159.2	$97.5

(1) Represents rental revenue and operating expenses and hotel revenue and operating expenses attributable to non-controlling interests
(2) Represents the Company’s share of unconsolidated investment rental revenues and net operating income, as applicable, which are within the applicable same property population.
(3) Represents properties excluded from the same property population that were purchased or sold during the applicable period.
(4) Represents properties excluded from the same property population that were not during the applicable period.
(5) Represents other properties excluded from the same property population that were not classified as either a commercial or multifamily property within the Company’s portfolio. Also includes immaterial adjustments for foreign exchange rates, changes in ownership percentages, and certain non-recurring income and expenses.

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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of June 30, 2017, 73% of our consolidated level debt is fixed rate, 11% is floating rate with interest caps and 15% is floating rate without interest caps.

We hold variable rate debt on some of our consolidated properties that are subject to interest rate fluctuations.  In order to mitigate some of the risk associated with increasing interest rates we have purchased interest rate caps that limit the amount that interest expense can increase with rate increases.  However, some of its debt is uncapped and the mortgages that do have interest caps are subject to increased interest expense until rates hit the level of caps that have been purchased.  If there was a 100 basis point increase or decrease, we would have a $8.2 million increase in interest expense or $4.1 million in interest expense savings during 2017 on our current consolidated mortgages.  The weighted average maturity of KW Group’s variable rate mortgages is approximately 3 years as of  June 30, 2017.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of June 30, 2017. The weighted average interest rate for the various assets and liabilities presented are actual as of June 30, 2017. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
	2017	2018	2019	2020	2021	Thereafter	Total	June 30, 2017
(Dollars in millions)
Interest rate sensitive assets
Cash and cash equivalents	$1,264.8	$—	$—	$—	$—	$—	$1,264.8	$1,264.8
Average interest rate	0.08%	—%	—%	—%	—%	—%	0.08%	—
Fixed rate receivables	71.8	—	4.5	—	—	—	76.3	76.3
Average interest rate (1)	6.76%	—%	5.00%	—%	—%	—%	5.45%	—
Variable rate receivables	10.9	—	—	—	—	—	10.9	10.9
Average interest rate	3.81%	—%	—%	—%	—%	—%	3.81%	—
Total	$1,347.5	$—	$4.5	$—	$—	$—	$1,352.0	$1,352.0
Weighted average interest rate	0.12%	—%	5.00%	—%	—%	—%	0.14%
Interest rate sensitive liabilities
Variable rate borrowings	$59.0	$453.1	$551.7	$32.7	$51.5	$319.2	$1,467.2	$1,469.4
Average interest rate	3.23%	4.10%	2.38%	4.17%	3.47%	3.04%	3.17%	—
Fixed rate borrowings	—	54.4	53.7	218.0	46.9	3,684.8	4,057.8	4,079.0
Average interest rate	—%	4.14%	4.23%	3.75%	4.85%	4.14%	4.14%	—
Total	$59.0	$507.5	$605.4	$250.7	$98.4	$4,004.0	$5,525.0	$5,548.4
Weighted average interest rate	3.23%	4.10%	2.55%	3.80%	4.13%	4.05%	3.88%

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
As discussed throughout this report, we are required under U.S. GAAP to consolidate certain non-wholly owned subsidiaries or investments that we control.  As such, our financial statements reflect currency translation adjustments and related hedging activities on a gross basis. In many instances, these fluctuations are not reflective of the actual foreign currency exposure of the underlying consolidated subsidiary. For example, we are required to translate the activities of KWE into US dollars even though KWE does not invest in U.S. dollar denominated assets.  Therefore, it is important to look at the provided currency translation and currency derivative adjustment information net of noncontrolling interests to get a more accurate understanding of our actual currency exposure.
We hedge the GBP exposure related to our investment in the KWE shares as KWE’s functional currency is GBP.  However, approximately 46% of KWE investments are Euro denominated investments. KWE may use the Euro debt or currency derivatives such as foreign currency forward contacts and options, to hedge KWE's foreign currency risk exposure against the effects of a portion of its non-GBP denominated net investments.  As such, to provide a more accurate picture of KW's actual GBP and euro exposure, in the table below we included KWE’s euro denominated investments in the GBP column.
As our business in Europe continues to grow, primarily due to the growth of KWE, fluctuations in the Euro and GBP foreign exchange rates will have a greater impact on our business.  In order to manage the potential exposure from adverse changes in foreign exchange rates arising from our net investments in foreign operations, we may enter into currency derivative contracts such as foreign currency forward contracts and options to hedge all or portions of the net investments in our non-U.S. dollar denominated foreign operations.  Our service businesses typically do not require much capital so foreign currency translation and derivative activity primarily relates to the investments segment as that has greater balance sheet exposure to foreign currency fluctuations.
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
As the total amount of assets denominated in foreign currencies has grown due to KW Group's expansion in Europe, we have also increased the amount of corresponding foreign currency derivative contracts. As of June 30, 2017, approximately 38% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes.
The table below shows the Company's investment account and consolidated cash position by currency as well as any hedges on those currencies as of June 30, 2017 and the impact of a 10% fluctuation in rates.

(in millions)	GBP		Euro		Total Non-USD		USD		Total
USD
Investment account(1)(2)	$556.2	26%	$226.7	11%	$782.9	37%	$1,343.5	63%	$2,126.4
Cash	381.0	64%	1.3	—%	382.3	64%	217.0	36%	599.3

Local currencies
Investment account	£427.0		€198.4
Cash	£292.5		€1.1

Hedges, net of noncontrolling interests
Notional Amount	£615.7		€130.0

Rate fluctuation impact
10% increase	$31.7		$11.2
10% decrease	$(35.0)		$(13.9)
(1) Includes cash held by consolidated investments net of noncontrolling interests
(2) Excludes hedge fair values, net of noncontrolling interest of $(3.1) million and $(21.6) million on GBP and Euro, respectively.

Item 4.	Controls and Procedures
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

The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. There were no material changes from the risk factors disclosed in Item 1A of our report on Form 10-K for the fiscal year ended December 31, 2016, as supplemented by the risk factors disclosed in Item 1A of our report on Form 10-Q for the fiscal quarter ended March 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
January 1 - January 31, 2016	—	$—	—	$100,000,000
February 1 - February 29, 2016	—	—	—	100,000,000
March 1 - March 31, 2016	240,000	20.74	240,000	95,007,587
April 1 - April 30, 2016	—	—	240,000	95,007,587
May 1 - May 31, 2016	676,073	20.22	916,073	81,315,671
June 1 - June 30, 2016	505,179	18.53	1,421,252	71,935,877
July 1 - July 31, 2016	32,585	17.99	1,453,837	71,348,194
August 1 - August 31, 2016	—	—	1,453,837	71,348,194
September 1 - September 30, 2016	—	—	1,453,837	71,348,194
October 1 - October 31, 2016	—	—	1,453,837	71,348,194
November 1 - November 30, 2016	545,768	22.24	1,999,605	59,189,449
December 1 - December 31, 2016	440,951	21.06	2,440,556	49,885,068
January 1 - January 31, 2017	77,155	20.00	2,517,711	48,339,096
February 1 - February 28, 2017	—	—	2,517,711	48,339,096
March 1 - March 31, 2017	—	—	2,517,711	48,339,096
April 1 - April 30, 2016	—	—	2,517,711	48,339,096
May 1 - May 31, 2016	—	—	2,517,711	48,339,096
June 1 - June 30, 2016	—	—	2,517,711	48,339,096
Total	2,517,711	$20.52	2,517,711	$48,339,096
(1) On February 25, 2016, our board of directors authorized us to repurchase up to $100 million of its common shares, from time to time, subject to market conditions.

In addition to the repurchases of the Company’s common stock made above, the Company also withheld shares with respect to the vesting of restricted stock that the Company made to its employees.  Shares that vested during the three months ended June 30, 2017 and 2016 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities.  During the six months ended June 30, 2017 and 2016, total payments for the employees’ tax obligations to the taxing authorities were $34.0 million (1,460,251 shares withheld) and $14.6 million (634,692 shares withheld), respectively.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description
2.1	Rule 2.7 Announcement, dated April 24, 2017 (incorporated by reference to exhibit 2.1 to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 8-K, filed with the SEC on April 24, 2017)

2.2	New Offer Announcement, dated June 13, 2017 (incorporated by reference to exhibit 2.1 to Kennedy-Wilson Holdings, Inc.'s Current Report on Form 8-K, filed with the SEC on June 13, 2017)

10.1
Mutual Confidentiality Agreement between Kennedy-Wilson Holdings, Inc. and Kennedy Wilson Real Estate plc, dated March 22, 2017 (incorporated by reference to exhibit 99.1 to Kennedy-Wilson Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on April 24, 2017)

10.2
Separate Agreement between KW Investment Management Ltd. and Kennedy Wilson Europe Real Estate plc, dated April 10, 2017 (incorporated by reference to exhibit 99.2 to Kennedy-Wilson Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on April 24, 2017)

10.3
Investment Management Agreement between KW Investment Management Ltd. and Kennedy Wilson Europe Real Estate, dated February 25, 2014 (incorporated by reference to exhibit 99.3 to Kennedy-Wilson Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on April 24, 2017)

10.4
Transaction Agreement between Kennedy-Wilson Holdings, Inc. and Kennedy Wilson Real Estate plc, dated April 24, 2017 (incorporated by reference to exhibit 99.4 to Kennedy-Wilson Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on April 24, 2017)

10.5
Deed of Irrevocable Undertaking, dated June 13, 2017 of Quantum Strategic Partners Ltd. (incorporated by reference to exhibit 99.1 to Kennedy-Wilson Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on April 24, 2017)

10.6
Deed of Irrevocable Undertaking, dated June 13, 2017 of Franklin Templeton Institutional, LLC (incorporated by reference to exhibit 99.2 to Kennedy-Wilson Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on April 24, 2017)

10.7	Värde Letter of Intent, dated June 13, 2017. (incorporated by reference to exhibit 99.3 to Kennedy-Wilson Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on April 24, 2017)

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNEDY-WILSON HOLDINGS, INC.

Dated:	August 4, 2017	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)