Form 10-Q
period 2017-09-30
Kennedy-Wilson Holdings, Inc.
filed 2017-11-03
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
The number of shares of common stock outstanding as of November 2, 2017 was 151,444,945.

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
Non-GAAP Measures and Certain Definitions

In addition to the results reported in accordance with U.S. generally accepted accounting principles ("GAAP") included within this report, Kennedy Wilson has provided certain information, which includes non-GAAP financial measures (including Adjusted EBITDA, Adjusted Net Income, Net Operating Income, and Adjusted Fees, as defined below). Such information is reconciled to its closest GAAP measure in accordance with the rules of the SEC, and such reconciliations are included within this report. These measures may contain cash and non-cash acquisition-related gains and expenses and gains and losses from the sale of real-estate related investments. Consolidated non-GAAP measures discussed throughout this report contain income or losses attributable to non-controlling interests. Management believes that these non-GAAP financial measures are useful to both management and Kennedy Wilson's shareholders in their analysis of the business and operating performance of the Company. Management also uses this information for operational planning and decision-making purposes. Non-GAAP financial measures are not and should not be considered a substitute for any GAAP measures. Additionally, non-GAAP financial measures as presented by Kennedy Wilson may not be comparable to similarly titled measures reported by other companies. Annualized figures used throughout this release and supplemental financial information, and our estimated annual net operating income metrics, are not an indicator of the actual net operating income that the Company will or expects to realize in any period.
“KWH,” "KW," “Kennedy Wilson,” the "Company," "we," "our," or "us" refers to Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries. The consolidated financial statements of the Company include the results of the Company's consolidated subsidiaries (including KWE).
“KWE” refers to Kennedy Wilson Europe Real Estate plc, a London Stock Exchange-listed company that we externally manage through a wholly-owned subsidiary.  In our capacity as external manager of KWE, we are entitled to receive certain (i) management fees equal to 1% of KWE’s adjusted net asset value (EPRA NAV), half of which are paid in cash and the remainder of which is paid are KWE shares; and (ii) performance fees, all of which are paid in KWE shares.  In accordance with U.S. GAAP, the financial position and results of KWE are consolidated in our financial statements.  We own an approximately 23.80% equity interest in KWE as of September 30, 2017, and throughout this report, we refer to our pro-rata ownership stake (based on our 23.80% equity interest or weighted-average ownership interest during the period, as applicable) in investments made and held directly by KWE and its subsidiaries. On October 20, 2017, we merged with KWE and as a result of the merger, KWE became our wholly-owned subsidiary.
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
 "Adjusted EBITDA" represents net income attributable to Kennedy-Wilson Holdings Inc., shareholders before our share of: i) investment interest expense, ii) corporate interest expense, iii) depreciation and amortization, iv) income taxes, v) share-based compensation expense, and vi) preferred stock dividends and accretion of issuance costs.  Please also see the reconciliation

i

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
"Pro-Rata" represents Kennedy Wilson's share calculated by using our proportionate economic ownership of each asset in our portfolio, including our 23.8% ownership in KWE as of September 30, 2017. Please also refer to the pro-rata financial data in our supplemental financial information.

ii

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

iii

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2017	December 31, 2016
(Dollars in millions, except share and per share amounts)
Assets
Cash and cash equivalents	$512.9	$260.2
Cash held by consolidated investments	719.8	625.5
Accounts receivable (including $44.6 and $30.4 of related party)	86.6	71.3
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	6,320.8	5,814.2
Loan purchases and originations	85.4	87.7
Unconsolidated investments (including $342.9 and $329.4 at fair value)	507.8	555.6
Other assets	303.3	244.6
Total assets(1)	$8,536.6	$7,659.1

Liabilities and equity
Liabilities
Accounts payable	$20.4	$11.2
Accrued expenses and other liabilities	493.0	412.1
Line of credit	350.0	—
Investment debt	4,340.8	3,956.1
Senior notes payable	938.1	936.6
Total liabilities(1)	6,142.3	5,316.0

Equity
Common stock, 114,218,250 and 115,740,906 shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	1,225.2	1,231.4
Accumulated deficit	(160.4)	(112.2)
Accumulated other comprehensive loss	(51.4)	(71.2)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	1,013.4	1,048.0
Noncontrolling interests	1,380.9	1,295.1
Total equity	2,394.3	2,343.1
Total liabilities and equity	$8,536.6	$7,659.1

(1) The assets and liabilities as of September 30, 2017 include $4.9 billion (including cash held by consolidated investments of $0.7 billion and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $3.9 billion) and $3.0 billion (including investment debt of $2.7 billion), respectively, from consolidated variable interest entities ("VIEs"). The assets and liabilities as of December 31, 2016 include $4.5 billion (including cash held by consolidated investments of $0.6 billion and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $3.6 billion) and $2.7 billion (including investment debt of $2.4 billion), respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except share and per share amounts)	2017	2016	2017	2016
Revenue
Rental	$125.5	$122.9	$373.6	$363.1
Hotel	37.3	31.4	95.8	87.3
Sale of real estate	89.8	2.5	103.4	16.7
Investment management, property services and research fees (includes $7.5, $5.4, $17.5, and $22.9 of related party fees)	16.1	14.1	41.3	46.7
Loan purchases, loan originations and other	8.5	3.4	15.0	9.2
Total revenue	277.2	174.3	629.1	523.0
Operating expenses
Rental operating	38.0	34.6	110.5	98.4
Hotel operating	26.1	23.8	73.3	71.9
Cost of real estate sold	63.4	2.5	73.7	13.1
Commission and marketing	2.1	2.5	5.9	6.0
Compensation and related	35.4	42.2	113.5	128.4
General and administrative	10.8	10.5	30.7	32.5
Depreciation and amortization	55.4	50.0	157.2	147.3
Total operating expenses	231.2	166.1	564.8	497.6
Income from unconsolidated investments	12.9	31.7	48.8	59.3
Operating income	58.9	39.9	113.1	84.7
Non-operating income (expense)
Gain on sale of real estate	5.3	21.5	77.0	76.0
Acquisition-related gains	—	7.6	—	16.2
Acquisition-related expenses	(1.0)	(1.0)	(2.3)	(9.4)
Interest expense-investment	(37.9)	(36.8)	(107.8)	(102.9)
Interest expense-corporate	(18.9)	(14.5)	(51.1)	(38.8)
Other (loss) income	(0.3)	1.9	4.6	7.6
Income before benefit from (provision for) income taxes	6.1	18.6	33.5	33.4
Benefit from (provision for) income taxes	3.7	(5.5)	(0.9)	(2.1)
Net income	9.8	13.1	32.6	31.3
Net income attributable to the noncontrolling interests	(18.7)	(15.1)	(31.3)	(41.3)
Preferred dividends and accretion of preferred stock issuance costs	—	(0.5)	—	(1.6)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(8.9)	$(2.5)	$1.3	$(11.6)
Basic (loss) income per share
(Loss) income per basic	$(0.08)	$(0.03)	$0.01	$(0.12)
Weighted average shares outstanding for basic	111,966,716	108,634,228	111,955,924	108,966,540
Diluted (loss) income per share
(Loss) income per diluted	$(0.08)	$(0.03)	$0.01	$(0.12)
Weighted average shares outstanding for diluted	111,966,716	108,634,228	111,955,924	108,966,540
Dividends declared per common share	$0.17	$0.14	$0.51	$0.42

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016

Net income	$9.8	$13.1	$32.6	$31.3
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation gain (loss)	50.5	(1.1)	171.3	(61.7)
Unrealized gain on marketable securities	0.1	0.1	0.2	0.2
Amounts reclassified out of AOCI during the period	0.1	0.7	0.1	3.4
Unrealized currency derivative contracts loss	(11.5)	(35.6)	(44.3)	(125.0)
Total other comprehensive income (loss) for the period	39.2	(35.9)	127.3	(183.1)

Comprehensive income (loss)	49.0	(22.8)	159.9	(151.8)
Comprehensive (income) loss attributable to noncontrolling interests	(52.9)	15.7	(138.8)	127.8
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(3.9)	$(7.1)	$21.1	$(24.0)

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statement of Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(Dollars in millions, except share amounts)	Shares	Amount					Total
Balance at December 31, 2016	115,740,906	$—	$1,231.4	$(112.2)	$(71.2)	$1,295.1	$2,343.1
Cumulative effect of ASU 2016-09 adoption(1)	—	—	—	9.3	—	—	9.3
Shares forfeited	(57,000)	—	—	—	—	—	—
Restricted stock grants (RSG)	71,750	—	—	—	—	—	—
Shares retired due to RSG vesting	(1,460,251)	—	(34.0)	—	—	—	(34.0)
Shares retired due to common stock repurchase program	(77,155)	—	(1.4)	(0.2)	—	—	(1.6)
Stock based compensation	—	—	29.2	—	—	—	29.2
Other comprehensive income (loss):
Unrealized foreign currency translation gain, net of tax	—	—	—	—	39.7	131.7	171.4
Unrealized foreign currency derivative contract loss, net of tax	—	—	—	—	(20.1)	(24.2)	(44.3)
Unrealized gains on marketable securities, net of tax	—	—	—	—	0.2	—	0.2
Common stock dividends	—	—	—	(58.6)	—	—	(58.6)
Net income	—	—	—	1.3		31.3	32.6
Acquisition of Kennedy Wilson Europe (KWE) shares from noncontrolling interest holders	—	—	—	—	—	(3.3)	(3.3)
Contributions from noncontrolling interests	—	—	—	—	—	43.6	43.6
Distributions to noncontrolling interests	—	—	—	—	—	(93.3)	(93.3)
Balance at September 30, 2017	114,218,250	$—	$1,225.2	$(160.4)	$(51.4)	$1,380.9	$2,394.3
(1) See Note 2 for further discussion.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2017	2016
Cash flows from operating activities:
Net income	$32.6	$31.3
Adjustments to reconcile net income to net cash used in operating activities:
Net gain from sale of real estate	(106.7)	(79.6)
Acquisition-related gain	—	(16.2)
Depreciation and amortization	157.2	147.3
Provision for deferred income taxes	(5.8)	(2.3)
Amortization of deferred loan costs	6.3	9.8
Accretion of interest income on loans	(12.1)	(8.4)
Amortization of discount and accretion of premium on issuance of the senior notes and investment debt	(0.9)	(1.0)
Unrealized net loss (gain) on derivatives	15.8	(6.2)
Income from unconsolidated investments	(48.8)	(59.3)
Operating distributions from unconsolidated investments	67.6	53.9
Operating distributions from loan purchases and originations	5.1	13.1
Share-based compensation	29.2	47.8
Change in assets and liabilities:
Accounts receivable	(4.9)	(14.5)
Other assets	(21.0)	(19.9)
Accounts payable, accrued expenses and other liabilities	16.0	(17.4)
Net cash provided by operating activities	129.6	78.4
Cash flows from investing activities:
Additions to loans	—	(16.1)
Collections of loans	16.9	145.4
Net proceeds from sale of real estate	261.9	266.0
Purchases of and additions to real estate	(475.0)	(748.4)
Proceeds from settlement of foreign derivative contracts	3.1	43.3
Purchases of foreign derivative contracts	(0.6)	(5.8)
Investment in marketable securities	(0.6)	(0.9)
Proceeds from sale of marketable securities	0.6	—
Additions to development project asset	(13.0)	—
Proceeds from development project asset	36.9	—
Distributions from unconsolidated investments	89.4	63.4
Contributions to unconsolidated investments	(62.3)	(70.3)
Net cash used in investing activities	(142.7)	(323.4)
Cash flows from financing activities:
Borrowings under senior notes payable	—	250.0
Borrowings under line of credit	400.0	125.0
Repayment of lines of credit	(50.0)	(125.0)
Borrowings under investment debt	258.3	933.4
Repayment of investment debt	(142.6)	(407.1)
Debt issue costs	(1.4)	(9.4)
Repurchase and retirement of common stock	(35.6)	(43.4)
Dividends paid	(57.1)	(47.5)
Costs associated with KWE transaction	(10.0)	—
Acquisition of KWE shares from noncontrolling interest holders	(3.3)	(70.6)
Contributions from noncontrolling interests, excluding KWE	43.6	25.3
Distributions to noncontrolling interests	(93.3)	(94.8)
Net cash provided by financing activities	308.6	535.9
Effect of currency exchange rate changes on cash and cash equivalents	51.5	(47.3)
Net change in cash and cash equivalents(1)	347.0	243.6
Cash and cash equivalents, beginning of period	885.7	731.6
Cash and cash equivalents, end of period	$1,232.7	$975.2

(1) See discussion of non-cash effects in notes to consolidated statements of cash flows.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental cash flow information:

	Nine Months Ended September 30,
(Dollars in millions)	2017	2016
Cash paid for:
Interest(1)	$127.6	$103.4
Income taxes(2)	15.6	10.4

(1) $36.6 million and $35.9 million attributable to noncontrolling interests for the nine months ended September 30, 2017 and 2016, respectively.
(2) $12.0 million and $8.2 million attributable to noncontrolling interests for the nine months ended September 30, 2017 and 2016, respectively.

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
(Dollars in millions)	2017	2016

Accrued capital expenditures	$18.2	$11.6
Dividends declared but not paid on common stock	19.4	15.9

During the nine months ended September 30, 2016, the Company acquired additional equity interests in a residential development project and a retail property in the Western United States that were previously unconsolidated. The assets and liabilities of these properties were consolidated in KW Group's financial statements at fair value in accordance with FASB ASC Topic 805 Business Combinations. As the fair value of the KW Group's interests in these properties were in excess of their carrying value of their ownership interest, KW Group recorded acquisition-related gains of $16.2 million during the nine months ended September 30, 2016.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1—BASIS OF PRESENTATION
KW Group's unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") may have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make their presentation not misleading. In the Company's opinion, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2017 and 2016 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2017. For further information, your attention is directed to the footnote disclosures found in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. Throughout these unaudited interim consolidated financial statements “KW Group,” is referenced which is defined as the Company and its subsidiaries that are consolidated in its financial statements under U.S. GAAP (including KWE as defined below).  All significant intercompany balances and transactions have been eliminated in consolidation. "KW," “KWH,” “Kennedy Wilson,” the “Company,” “we,” “our,” or “us” are also referred to which are defined as Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries.
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
KWE
Kennedy Wilson Europe Real Estate Plc (“KWE,” LSE: KWE), a public limited company registered in Jersey formed to invest in real estate and real estate-related assets in Europe, closed its initial public offering ("IPO") on the London Stock Exchange during the quarter ended March 31, 2014. KWE is externally managed by a wholly-owned subsidiary of Kennedy Wilson incorporated in Jersey pursuant to an investment management agreement.  Due to the terms provided in the investment management agreement and Kennedy Wilson's equity ownership interest in KWE, pursuant to the guidance set forth in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 810 - Consolidation (“Subtopic 810”), the Company is required to consolidate KWE’s results in its consolidated financial statements. As of September 30, 2017, the Company invested $492.6 million and owned approximately 23.8% of KWE’s total issued share capital.
Prior to KWE's formation and for investments that do not meet KWE's investment guidelines, the Company (along with its equity partners) has directly invested in 17 properties and a servicing platform in Europe which had total assets of $1,028.2 million included in the Company's consolidated balance sheet and $295.3 million of equity as of September 30, 2017. As of September 30, 2017, the Company's weighted average ownership in these investments was 64%.
On October 20, 2017, the Company completed its acquisition of all of the outstanding shares (other than shares owned by the Company or its subsidiaries or held in treasury) of KWE for $697.2 million in cash and issued 37,226,695 shares of KWH to shareholders of KWE stock. See Subsequent Events footnote for more information on the acquisition.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
REVENUE RECOGNITION—Performance fees or carried interests are allocated to the general partner, special limited partner or asset manager of the Company's real estate funds and loan pool participations based on the cumulative performance of the funds and loan pools and are subject to preferred return thresholds of the limited partners and participants. At the end of each

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

reporting period, the Company calculates the performance fee that would be due to the general partner, special limited partner or asset manager's interests for a fund or loan pool, pursuant to the fund agreement or participation agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to the Company to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. A majority of the performance fees are recognized in investment management revenue in the Company's consolidated statements of operations. Total performance fees recognized from inception through September 30, 2017 that may be reversed in future periods if there is negative fund performance totaled $32.8 million. Net performance fees recognized during the nine months ended September 30, 2017 and 2016 were $5.4 million and $10.5 million, respectively, and the amounts that have not been received are included in accounts receivable - related parties in the accompanying consolidated balance sheet.
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
The largest component of noncontrolling interest relates to the Company's investment in KWE, which had a corresponding noncontrolling interest balance of $1.2 billion as of September 30, 2017.
FOREIGN CURRENCIES—The financial statements of KW Group's subsidiaries located outside the United States are measured using the local currency as this is their functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The foreign currencies include the euro, the British pound sterling, and to a lesser extent Japanese yen. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in the consolidated statement of equity as a component of accumulated other comprehensive income.
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
RECENT ACCOUNTING PRONOUNCEMENTS—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. The model will identify the contract, identify any separate performance obligations in the contract, determine the transaction price, allocate the transaction price and recognize revenue when the performance obligation is satisfied. The new standard will apply to KW Group’s management and leasing fees (including performance fees), commissions, rental and hotel income. Management is evaluating the impact of the five step model and does not expect it to have a significant impact on the financial statements. ASU 2014-09 will also impact how sales of real estate are reported, which will become subject to ASC Subtopic 610-20 Other Income- Gains and Losses from the Derecognition of Nonfinancial Assets ("Subtopic 610-20"). The impact of this new standard will be based on terms of future real estate sales contracts. The new standard will replace most existing revenue recognition in GAAP when it becomes effective for the Company on January 1, 2018. The Company is planning on adopting a modified retrospective transition method when the guidance becomes effective.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU clarifies the definition of a business. The three elements of a business (inputs, processes, and outputs) has not changed, however, the amendment provides a framework to assist entities in evaluating whether these elements are present. The amended framework is not expected to materially impact the Company’s financial statements. However, the amendment also includes a provision that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. Therefore, real estate acquisitions generally will no longer be considered a business and consequently not be accounted for under Topic 805. The Company has evaluated the likely impacts noting that (1) acquisition related costs will no longer be expensed as incurred and (2) regardless of the market value of a property at the acquisition date, acquisition related gains will no longer be recorded. ASU 2017-01 is required to be adopted for public entities for fiscal years beginning after December 15, 2017. The Company does not expect the ASU to have a significant impact on KW Group's consolidated financial statements except that the Company may no longer record acquisition related gains when acquiring controlling interests in real estate investments.
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
In August 2017, the FASB issued ASU 2017-12 which changes the recognition and presentation requirements of hedge accounting, including: eliminating the requirement to separately measure and report hedge ineffectiveness, and presenting all items that affect earnings in the same income statement line item as the hedged item. The ASU also provides new alternatives for (a) applying hedge accounting to additional hedging strategies, (b) measuring the hedged item in fair value hedges of interest rate risk, (c) reducing the cost and complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method, and (d) reducing the risk of material error correction if a company applies the shortcut method inappropriately. This ASU is effective for public business entities, for annual and interim periods in fiscal years beginning after December 15, 2018. The Company does not expect the ASU to have a significant impact on KW Group's consolidated financial statements.
The FASB did not issue any other ASUs during the first nine months of 2017 that the Company expects to be applicable and have a material impact on the Company's financial position or results of operations.
RECLASSIFICATIONS-Certain balances included in prior year's financial statements have been reclassified to conform to the current year's presentation.
NOTE 3—LOAN PURCHASES AND ORIGINATIONS
KW Group's investment in loan purchases and originations was $85.4 million and $87.7 million at September 30, 2017 and December 31, 2016, respectively.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

During the first quarter of 2017, Kennedy Wilson collected, in full, approximately $6.4 million on a loan secured by an office property in San Diego, CA.
During the third quarter of 2017, KWE sold one loan within a portfolio secured by a hotel in the United Kingdom and received proceeds of $10.5 million. Additionally, KWE received $2.5 million of distributions related to the remaining six loans within the portfolio secured by six hotels throughout the United Kingdom.
KW Group recognized interest income on loans of $8.5 million and $15.0 million during the three and nine months ended September 30, 2017, respectively, and $3.4 million and $9.2 million during the three and nine months ended September 30, 2016, respectively.
NOTE 4—REAL ESTATE AND IN-PLACE LEASE VALUE
The following table summarizes KW Group's investment in consolidated real estate properties at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
(Dollars in millions)	2017	2016
Land	$1,487.2	$1,383.2
Buildings	4,458.8	4,048.7
Building improvements	473.0	373.5
In-place lease values	426.1	383.1
	6,845.1	6,188.5
Less accumulated depreciation and amortization	(524.3)	(374.3)
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	$6,320.8	$5,814.2

Real property, including land, buildings, and building improvements, are included in real estate and are generally stated at cost. Buildings and building improvements are depreciated on a straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value and depreciated over their respective weighted-average lease term which was 8.5 years at September 30, 2017.
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
During the nine months ended September 30, 2017, KW Group acquired the following consolidated properties:

(Dollars in millions)		Preliminary Purchase Price Allocation at Acquisition(1)
Location	Description	Land	Building	Acquired in place lease values(2)	Investment debt	NCI	KWH Shareholders' Equity
Western U.S.	Two retail centers, three multifamily and one commercial property	$54.1	$228.2	$22.7	$170.2	$3.8	$131.0
Ireland	One development project	$11.0	$—	$—	$—	$4.9	$7.4
		$65.1	$228.2	$22.7	$170.2	$8.7	$138.4
(1) Excludes acquisition expenses and net other assets. The purchase price allocations for properties acquired during the nine months ended September 30, 2017 are based on preliminary measurements of fair value that are subject to change. These allocations represent the Company's current best estimates of fair value and will be finalized within one year.
(2) Includes above and below market leases in this table. Above and below market leases are part of other assets and accrued expenses and other liabilities.

Gains on Real Estate

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

During the nine months ended September 30, 2017, KW Group recognized the following gains on sale of real estate:

(Dollars in millions)		Gain on sale of real estate
	Description	Consolidated (1)	NCI	Net of NCI
KW	Two multifamily properties and one retail center in the Western U.S., one commercial development in Ireland and one residential property in the United Kingdom	$85.7	$19.0	$66.7
KWE	16 commercial properties in the United Kingdom, two condo unit sales in Spain and a residential property in Spain	21.0	16.0	5.0
KW Group		$106.7	$35.0	$71.7
(1) Includes both the sale of real estate as a business, which is recognized through gain on sale of real estate, and the sale of real estate as assets, which is the net of sale of real estate and cost of real estate sold.
Guarantees
Kennedy Wilson has certain guarantees associated with loans secured by consolidated assets. As of September 30, 2017, the maximum potential amount of future payments (undiscounted) Kennedy Wilson could be required to make under the guarantees was approximately $51.7 million which is approximately 1% of investment level debt of Kennedy Wilson and its equity partners. The guarantees expire through 2026, and Kennedy Wilson’s performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds from the property. Based on the Company's evaluation of guarantees under FASB ASC Subtopic 460-10 Estimated Fair Value of Guarantees, the estimated fair value of guarantees made as of September 30, 2017 and December 31, 2016 were immaterial.
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
The pro forma data presented below assumes that the acquisitions during the three and nine months ended September 30, 2017 occurred as of January 1, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except for per share data)	2017	2016	2017	2016
Pro forma revenues	$279.3	$181.0	$639.4	$543.1
Pro forma net income	10.8	17.5	37.7	44.8
Pro forma net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(8.1)	1.6	5.6	1.2
Pro forma net (loss) income per share:
Basic	$(0.07)	$0.02	$0.05	$0.01
Diluted	$(0.07)	$0.02	$0.05	$0.01

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
Joint Venture Holdings

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table details the Company's unconsolidated investments carrying value by investment type and geographic location as of September 30, 2017:

(Dollars in millions)	Multifamily	Commercial	Residential and Other	Total
Western U.S.	$219.5	$61.6	$196.1	$477.2
United Kingdom	—	10.8	—	10.8
Spain	—	—	17.3	17.3
Japan	2.5	—	—	2.5
Total	$222.0	$72.4	$213.4	$507.8
The following table details the Company's unconsolidated investments by investment type and geographic location as of December 31, 2016:

(Dollars in millions)	Multifamily	Commercial	Residential and Other	Total
Western U.S.	$192.9	$65.3	$261.6	$519.8
United Kingdom	—	13.8	—	13.8
Spain	—	—	15.9	15.9
Japan	6.1	—	—	6.1
Total	$199.0	$79.1	$277.5	$555.6
During the nine months ended September 30, 2017, multifamily investments increased due to investments in four new multifamily properties, which was offset by the sale of two properties. Commercial investments decreased due to the sale of two properties. Residential and Other investments decreased due to a land sale, collections on receivables, and condominium unit and lot sales.
Vintage Housing Holdings ("VHH")
The Company owns noncontrolling interests in VHH, a joint venture that holds controlling interests in over 30 syndicated limited partnerships ("LPs") that own multifamily properties via a traditional low-income housing tax credit ("LIHTC") structure in the Western United States.  The Company accounts for its investment under the equity method as it does not control the investment. As of September 30, 2017 and December 31, 2016, the carrying value in VHH was $106.0 million and $84.2 million, respectively.
The LPs generate cash flow through their controlling interests in entities owning multifamily housing that is predominantly structured with LIHTCs. The Company has elected the fair value option on its unconsolidated investment in VHH. Fair value gains recognized through equity income were $3.7 million and $16.1 million during the three and nine months ended September 30, 2017, respectively, and $7.2 million and $20.5 million during the three and nine months ended September 30, 2016, respectively. Fair value gains are primarily generated from resyndications in which VHH dissolves an existing partnership and recapitalizes into a new partnership with tax exempt bonds and tax credits which are sold to a new tax credit LP partner and, in many cases, yields cash back to VHH. Upon resyndication, VHH retains a GP interest in the partnership and receives various future streams of cash flows including; development fees, asset management fees, other GP management fees and distributions from operations. Since the investment is accounted for under the fair value option, operating distributions are recorded as equity income. See Note 6 for additional details. Operating distributions recognized through equity income were $1.9 million and $5.1 million for the three and nine months ended September 30, 2017, respectively, and $1.6 million and $4.7 million for the three and nine months ended September 30, 2016, respectively.
Contributions to Joint Ventures
During the nine months ended September 30, 2017, Kennedy Wilson contributed $62.3 million to joint ventures, of which $11.5 million went to new joint ventures with the balance to fund the Company's share of development projects, capital expenditures and working capital needs.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Distributions from Joint Ventures
During the nine months ended September 30, 2017, Kennedy Wilson received $157.0 million in operating and investing distributions from its joint ventures. Operating distributions resulted from operating cash flow generated by the joint venture investments. Investing distributions resulted from the refinancing of property level debt and asset sales.
The following table details cash distributions by investment type and geographic location for the nine months ended September 30, 2017:

	Multifamily		Commercial		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$22.2	$12.6	$24.9	$16.1	$17.7	$57.0	$64.8	$85.7
Japan	0.1	3.7	—	—	—	—	0.1	3.7
United Kingdom	—	—	2.3	—	—	—	2.3	—
Spain	—	—	—	—	0.4	—	0.4	—
Total	$22.3	$16.3	$27.2	$16.1	$18.1	$57.0	$67.6	$89.4
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
Capital Commitments
As of September 30, 2017, Kennedy Wilson had unfulfilled capital commitments totaling $63.8 million to four of its joint ventures under the respective operating agreements, including $50.0 million related to Kennedy Wilson Real Estate Fund VI, LP. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.

NOTE 6—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of September 30, 2017:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$342.9	$342.9
Marketable securities	7.8	—	—	7.8
Currency derivative contracts	—	(111.0)	—	(111.0)
Total	$7.8	$(111.0)	$342.9	$239.7

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

Unconsolidated Investments
Kennedy Wilson elected to use the fair value option ("FV Option") for seventeen unconsolidated investments to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $287.2 million and $282.4 million at September 30, 2017 and December 31, 2016, respectively, which is included in unconsolidated investments in the accompanying balance sheets.
Additionally, Kennedy Wilson records its investments in KW Property Fund III, L.P., Kennedy Wilson Real Estate Fund IV, and Kennedy Wilson Real Estate Fund V, LP (the "Funds") based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. Kennedy Wilson’s investment balance in the Funds was $55.7 million and $47.0 million at September 30, 2017 and December 31, 2016, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets. As of September 30, 2017, Kennedy Wilson had unfunded capital commitments to the Funds in the amount of $9.0 million.
In estimating fair value of real estate held by the Funds and the seventeen FV Option investments, the Company considers significant unobservable inputs such as capitalization and discount rates.
The following table summarizes the Company's investments in unconsolidated investments held at fair value by type:

(Dollars in millions)	September 30, 2017	December 31, 2016
FV Option	$287.2	$282.4
Funds	55.7	47.0
Total	$342.9	$329.4
The following table presents changes in Level 3 investments, investments in investment companies and investments in joint ventures that elected the fair value option for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Beginning balance	$330.8	$236.6	$329.4	$223.8
Unrealized and realized gains	11.2	10.1	38.9	36.2
Unrealized and realized losses	—	(0.6)	(0.8)	(0.1)
Contributions	22.4	10.2	47.5	30.3
Distributions	(21.4)	(29.2)	(95.9)	(64.0)
Other	(0.1)	(0.1)	23.8	0.8
Ending balance	$342.9	$227.0	$342.9	$227.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Unobservable inputs for real estate
The table below describes the range of unobservable inputs for real estate assets:

Estimated Rates Used for
	Capitalization Rates	Discount Rates
Office	4.50% - 8.60%	6.75% - 9.75%
Retail	5.50% - 9.00%	7.25% - 11.00%
Multifamily	4.75% - 7.75%	8.00% - 9.75%
Land and condominium units	N/A	8.00% - 15.00%
In valuing indebtedness the Company considers significant inputs such as the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used for these types of investments range from 1.55% to 3.46%.
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

The amount above excludes Kennedy Wilson's 30.0 million shares in KWE as of September 30, 2017 as the investment is eliminated due to the consolidation of KWE's results in KW Group's consolidated financial statements.
Currency Derivative Contracts
KW Group uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against the effects of a portion of its certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of September 30, 2017, KW Group assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company has determined that its derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
If the derivative qualifies for hedge accounting, changes in fair value are recorded in other comprehensive income in the accompanying consolidated statements of comprehensive income (loss) as the portion of the currency derivative contracts used to hedge foreign currency exposure of its certain net investments in foreign operations qualifies as a net investment hedge under FASB ASC Topic 815. Ineffective portions of currency derivative contracts and contracts that do not quality for net investment hedges are recognized in the statement of operations within other income.
The fair value of the currency derivative contracts held as of September 30, 2017 and December 31, 2016 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the balance sheet. See note 11 for a complete discussion on other comprehensive income including currency derivative contracts and foreign currency translations.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The table below details the currency derivative contracts KW Group held as of September 30, 2017 and the activity during the nine months ended September 30, 2017:

(Dollars in millions)			September 30, 2017		Nine Months Ended September 30, 2017
Currency Hedged	Underlying Currency	Notional	Hedge Asset	Hedge Liability	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Cash Received (Paid)
Outstanding
EUR	USD	€145.0	$0.3	$(6.1)	$(9.5)	$—	$—
EUR(1)	GBP	€360.0	—	(87.0)	(13.9)	—	—
EUR(1)(2)	GBP		—	—	(17.9)	—	—
GBP	USD	£381.0	3.3	(5.9)	(16.5)	—	(0.4)
GBP(3)	USD	£259.7	—	(15.5)	—	(15.5)	—
Yen	USD	¥115.1	—	(0.1)	(0.1)	—	(0.2)
Total Outstanding			3.6	(114.6)	(57.9)	(15.5)	(0.6)
Settled
Yen	USD		—	—	(0.1)	—	0.1
GBP	USD		—	—	0.2	0.2	3.0
Total Settled			—	—	0.1	0.2	3.1
Total			3.6	(114.6)	(57.8)	(15.3)	2.5
Noncontrolling interests			—	66.3	24.2	—	—
Total - Kennedy Wilson share			$3.6	$(48.3)	$(33.6)	$(15.3)	$2.5
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Relates to KWE's Euro Medium Term Note. See discussion in Note 8.
(3) Relates to derivative arrangements on GBP escrow cash that is held by Kennedy Wilson relating to the proposed acquisition of KWE. Derivative losses are offset by realized foreign currency exchange gains on translation of cash.

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
Debt liabilities are accounted for at face value plus net unamortized debt premiums and any fair value adjustments as part of business combinations. The fair value as of September 30, 2017 and December 31, 2016 for the senior notes payable and investment debt were estimated to be approximately $5.7 billion and $5.0 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the Company's credit risk to the current yield of a similar security, compared to their carrying value of $5.6 billion and $4.9 billion at September 30, 2017 and December 31, 2016, respectively. The inputs used to value the Company's senior notes payable and mortgage loans payable are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be level 2 inputs.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 7—OTHER ASSETS
Other assets consist of the following:

(Dollars in millions)	September 30, 2017	December 31, 2016
Above-market leases, net of accumulated amortization of $42.0 and $28.1 at September 30, 2017 and December 31, 2016, respectively	$67.3	$72.4
Development project asset	46.4	—
Deferred tax asset, net	31.3	23.2
VAT receivable	30.5	28.4
Goodwill	23.9	23.9
Office furniture and equipment net of accumulated depreciation of $35.1 and $24.4 at September 30, 2017 and December 31, 2016, respectively	23.6	25.4
Straight line rent	21.6	11.7
Prepaid expenses	15.2	10.2
Other, net of accumulated amortization of $4.9 and $3.7 at September 30, 2017 and December 31, 2016, respectively	12.3	12.5
Acquisition costs	10.0	—
Marketable securities (1)	7.8	7.5
Leasing commissions, net of accumulated amortization of $2.7 and $1.7 at September 30, 2017 and December 31, 2016, respectively	6.5	7.4
Hedge assets	3.6	20.2
Deposits	3.3	1.8
Other Assets	$303.3	$244.6

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
The transaction has been reported based on ASC Topic 360-20.  Because adequate initial investment by the buyer was not collected at June 30, 2017 the transaction was initially recorded under the installment method. The installment method apportioned each cash receipt between cost recovered and profit in the same ratio as total cost and total profit bear to the sales value.
During the quarter ended September 30, 2017 additional cash collections from the buyer resulted in the initial investment criteria being met and the full accrual method was applied to the recognition of profit on the land. Because the construction process is not complete but the cost and profit are reasonably estimated, the guidance of Topic 360-20 requires the use of the percentage-of-completion method for the sale of the building.
Using the approaches described above, there was $83.5 million of sale of real estate and $57.6 million of cost of real estate sold reported in the consolidated statement of operations related to the sale of 200 Capital Dock during the nine months ended September 30, 2017.  Consequently the "development project asset" represents the basis which has not yet been relieved under the percentage of completion method.
The remaining revenue and cost will be reported under the percentage-of-completion method through completion of construction, which is expected to continue until the third quarter of 2018. In the event that the buyer exercises its right to take over the construction of the project, the Capital Dock JV will receive a reduced amount of proceeds from this transaction.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 8—INVESTMENT DEBT

Investment debt at September 30, 2017 and December 31, 2016 consists of the following:

(Dollars in millions)		Carrying Amount of Investment Debt as of(1)
Investment Debt by Product Type	Region	September 30, 2017	December 31, 2016
Mortgage debt
Multifamily (1)	Western U.S.	$1,202.1	$1,180.8
Commercial	Western U.S.	385.9	290.2
Residential, Hotel and Other	Western U.S.	49.3	49.8
Commercial (1)(2)	Ireland	446.5	331.5
Multifamily (1)(2)	Ireland	147.4	131.3
Residential and Other(1)(2)	Ireland	42.9	28.0
Hotel	Ireland	85.1	75.7
Commercial (2)	Spain	94.2	84.4
Commercial (1)(2)	United Kingdom	599.1	616.9
Secured investment debt		3,052.5	2,788.6

Unsecured investment debt (1)(2)	United Kingdom	1,315.6	1,192.4
Investment debt (excluding loan fees)		$4,368.1	$3,981.0
Unamortized loan fees		(27.3)	(24.9)
Total Investment debt		$4,340.8	$3,956.1

(1) The investment debt payable balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan premium (discount) as of September 30, 2017 and December 31, 2016 was ($0.4 million) and $0.9 million, respectively.
(2) Kennedy Wilson owned approximately 23.8% and 23.6% of the total issued share capital of KWE as of September 30, 2017 and December 31, 2016, respectively. See the table below for a detailed breakout.

(Dollars in millions)		Carrying amount of investment debt as of (1)
Types of Property Pledged as Collateral (KWE)	Region	September 30, 2017	December 31, 2016
Commercial (1)(2)	Ireland	285.8	254.7
Commercial (1)(2)	Spain	94.2	84.4
Commercial (1)(2)	United Kingdom	528.0	551.4
Investment debt		$908.0	$890.5

Unsecured (1)(2)	United Kingdom	1,315.6	1,192.4
Investment debt (excluding loan fees)		$2,223.6	$2,082.9
Unamortized loan fees		(12.2)	(13.3)
Total Investment debt		$2,211.4	$2,069.6

(1) The mortgage loan payable balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan discount as of September 30, 2017 and December 31, 2016 was $4.3 million and $4.1 million, respectively.
(2) Kennedy Wilson owned approximately 23.8% and 23.6% of the total issued share capital of KWE as of September 30, 2017 and December 31, 2016, respectively.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The investment debt had a weighted average interest rate of 3.39% and 3.33% per annum at September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, 68% of KW Group's investment level debt is fixed rate, 15% is floating rate with interest caps and 17% is floating rate without interest caps, compared to 75% fixed rate, 15% floating rate with interest caps and 10% floating rate without interest caps, as of December 31, 2016.

During the second quarter of 2015, KWE completed its inaugural bond offering of approximately $401.9 million (based on September 30, 2017 rates) (£300 million) in 3.95% fixed-rate senior unsecured bonds due 2022. During the third quarter of 2016, KWE completed an additional offering of approximately $268.0 million (based on September 30, 2017 rates) (£200 million) in 3.95% fixed-rate senior unsecured bonds due 2022. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros.

In addition, during the fourth quarter of 2015, KWE established a £2.0 billion (approximately $2.7 billion based on September 30, 2017 rates) Euro Medium Term Note ("EMTN") Programme. Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. During the fourth quarter of 2015 and second quarter of 2016, KWE drew down under its EMTN Programme, with the issuances of senior unsecured notes for an aggregate principal amount of approximately $649.8 million (based on September 30, 2017 rates) (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $645.9 million with an annual fixed coupon of 3.25%, and mature in 2025. As KWE invests proceeds from the KWE Notes to fund equity investments in new euro denominated assets KWE designates the KWE Notes as net investment hedges under FASB ASC Topic 815. Subsequent fluctuations in foreign currency rates that impact the carrying value of the KWE Notes are recorded to accumulated other comprehensive income. During the nine months ended September 30, 2017, KW Group recognized a loss of $17.9 million in accumulated other comprehensive income due to the strengthening of the euro against the GBP during the period. The KWE Notes rank pari passu with the KWE Bonds (as defined below), and are subject to the same restrictive covenants.

The trust deed that governs the bonds contains various restrictive covenants for KWE, including, among others, limitations on KWE’s and its material subsidiaries’ ability to provide certain negative pledges. The trust deed limits the ability of KWE and its subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the incurrence of the new indebtedness, (1) KWE’s consolidated net indebtedness (as defined in the trust deed) would exceed 60% of KWE’s total assets (as calculated pursuant to the terms of the trust deed); and (2) KWE’s consolidated secured indebtedness (as defined in the trust deed) would exceed 50% of KWE’s total assets (as calculated pursuant to the terms of the trust deed). The trust deed also requires KWE, as of each reporting date, to maintain an interest coverage ratio (as defined in the trust deed) of at least 1.50 to 1.00 and have unencumbered assets of no less than 125% of its unsecured indebtedness (as defined in the trust deed). As of September 30, 2017, KWE was in compliance with these covenants.

In August 2014, KWE entered into a three-year unsecured floating rate revolving debt facility ("KWE Facility") with Bank of America Merrill Lynch, Deutsche Bank, and J.P. Morgan Chase of approximately $301.5 million (£225 million) based on rates as of September 30, 2017. As of September 30, 2017, the unsecured credit facility was undrawn, with $301.5 million (£225 million) still available based on rates as of September 30, 2017. On July 11, 2017, KWE secured an extension to the terms of the KWE Facility. On October 20, 2017 the KWE Facility was terminated. (see Note 16 for further details).

During the nine months ended September 30, 2017, six acquisitions were partially financed with mortgages, one existing mortgage was refinanced, and one investment acquired supplemental financing.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The aggregate maturities of investment debt subsequent to September 30, 2017 are as follows:

(Dollars in millions)	Aggregate Maturities
2017	$61.6
2018	173.5
2019	605.5
2020	269.5
2021	103.8
Thereafter	3,154.6
4,368.5
Debt discount	(0.4)
Unamortized loan fees	(27.3)
$4,340.8
NOTE 9—SENIOR NOTES

			September 30, 2017			December 31, 2016
(Dollars in millions)				Unamortized			Unamortized
	Interest Rate	Maturity Date	Face Value	Net Premium/(Discount)	Carrying Value	Face Value	Net Premium/(Discount)	Carrying Value
2042 Notes	7.75%	12/1/2042	$55.0	$—	$55.0	$55.0	$—	$55.0
2024 Notes	5.88%	4/1/2024	900.0	(2.0)	898.0	900.0	(2.2)	897.8
Senior Notes			$955.0	$(2.0)	$953.0	$955.0	$(2.2)	$952.8
Unamortized loan fees					(14.9)			(16.2)
Total Senior Notes					$938.1			$936.6
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
On October 3, 2017 the Company announced its election to redeem in full the 2042 Notes at a redemption price equal to 100% of the principal amount. See Subsequent Events footnote for more detail.
The indentures governing the 2024 Notes and 2042 Notes contain various restrictive covenants, including, among others, limitations on the Company's ability and the ability of certain of the Company's subsidiaries to incur or guarantee additional indebtedness, to make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stock, engage in transactions with affiliates, create or permit liens on assets, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indentures governing the 2024 and 2042 Notes limit the ability of Kennedy Wilson and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of September 30, 2017, the maximum balance sheet leverage ratio was 1.29 to 1.00. See Note 15 for the guarantor and non-guarantor financial statements.
NOTE 10—BORROWINGS UNDER LINES OF CREDIT
KW Revolving Facility
During the nine months ended September 30, 2017, Kennedy-Wilson, Inc. (the “Borrower”), drew $400.0 million and repaid $50.0 million on the $475 million unsecured revolving credit facility (the “KW Revolving Facility”). As of September 30, 2017, there was $350.0 million outstanding under the KW Revolving Facility, and $125.0 million was still available. As of

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

December 31, 2016, the KW Revolving Facility was undrawn, and $475.0 million was still available. Refer to Note 16 for the use of the funds.
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
The KW Revolving Facility has certain covenants that, among other things, limit the Borrower and certain of its subsidiaries’ ability to incur additional indebtedness, repurchase capital stock or debt, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The credit agreement that governs the KW Revolving Facility requires the Borrower to maintain (i) a maximum consolidated leverage ratio (as defined in the credit agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.60 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $920,660,505 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Borrower after September 30, 2015, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the credit agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the credit agreement) of not greater than an amount equal to the greater of 3.5% of consolidated total asset value (as defined in the credit agreement) and $138,187,197, (vi) a maximum adjusted secured leverage ratio (as defined in the credit agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the credit agreement) of at least $250 million.
As of September 30, 2017, the Borrower’s consolidated leverage ratio was 60.8%, its fixed charge coverage ratio was 2.7 to 1.00, its consolidated tangible net worth was $1,323.1 million, its adjusted secured leverage ratio was 40.1%, its secured recourse leverage ratio was 1.1%, its recourse leverage ratio was 1.03, and liquidity was $1,077.8 million. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by KWH and certain of its wholly-owned subsidiaries.
On October 20, 2017, the Company and certain subsidiaries of the Company secured an amended and restated $700 million unsecured revolving credit and term loan facility and terminated the KWE Revolving Facility described above. See Subsequent Events footnote for more detail.

NOTE 11—EQUITY
Common Stock Repurchase Program
On February 25, 2016, Kennedy Wilson announced the authorization of a stock repurchase program for up to $100 million.  Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and subject to the Company's discretion. During the nine months ended September 30, 2017, Kennedy Wilson repurchased and retired 77,155 shares for $1.6 million under the stock repurchase program. During the nine months ended September 30, 2016, Kennedy Wilson repurchased and retired 1,453,837 shares for $28.7 million under the stock repurchase program.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Dividend Distributions
During the following periods, Kennedy Wilson declared and paid the following cash distributions on its common and preferred stock:

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
(Dollars in millions)	Declared	Paid	Declared	Paid
Preferred Stock
Series B(1)	—	—	1.6	1.6
Total Preferred Stock	—	—	1.6	1.6
Common Stock	58.6	57.1	48.1	45.9
Total (2)	$58.6	$57.1	$49.7	$47.5

(1) The decrease in Series B dividends during the current year is due to the early conversion of the Series B preferred stock into common shares during the fourth quarter of 2016.
(2) The difference between declared and paid is the amount accrued on the consolidated balance sheets.
Share-based Compensation

During the three months ended September 30, 2017 and 2016, KW Group recognized $9.3 million and $15.6 million of compensation expense related to the vesting of restricted stock grants. During the nine months ended September 30, 2017 and 2016, KW Group recognized $29.4 million and $47.8 million of compensation expense related to the vesting of restricted stock grants. The decrease for the three and nine months ended September 30, 2017 is mainly due to restricted stock that was granted in 2012 under the Company’s Amended and Restated 2009 Equity Participation Plan being fully vested as of December 31, 2016.
Upon vesting, the restricted stock granted to employees discussed directly above is net share-settled to cover the withholding tax.  Shares that vested during the nine months ended September 30, 2017 and 2016 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld during the nine months ended September 30, 2017 and 2016 were 1,460,251 shares and 693,942 shares, respectively. During the nine months ended September 30, 2017 and 2016, total payments for the employees’ tax obligations to the taxing authorities were $34.0 million and $14.7 million, respectively. These activities are reflected as a financing activity within KW Group's consolidated statements of cash flows.
On April 28, 2017, the Board of Director of the Company adopted the Second Amended and Restated 2009 Equity Participation Plan (the “Second Amended and Restated Plan”), subject to approval by the Company’s stockholders. On June 15, 2017, the Company’s stockholders approved the Second Amended and Restated Plan and the Second Amended and Restated Plan became effective. The Second Amended and Restated Plan amends and restates the Company’s Amended and Restated 2009 Equity Participation Plan in its entirety.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive loss, net of taxes:

	Foreign Currency Translation	Currency Derivative Contracts	Marketable Securities	Total Accumulated Other Comprehensive Loss
(Dollars in millions)
Balance at December 31, 2016	$(98.6)	$27.5	$(0.1)	$(71.2)
Unrealized gains (losses), arising during the period	197.7	(57.8)	0.3	140.2
Amounts reclassified out of AOCI during the period	0.1	—	—	0.1
Noncontrolling interest	(131.7)	24.2	—	(107.5)
Deferred taxes on unrealized (losses) gains, arising during the period	(26.4)	13.5	(0.1)	(13.0)
Balance at September 30, 2017	$(58.9)	$7.4	$0.1	$(51.4)
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
The local currencies for the Company's interests in foreign operations include the euro, the British pound sterling, and the Japanese yen. The related amounts on KW Group's balance sheets are translated into U.S. dollars at the exchange rates at the respective financial statement date, while amounts on its statements of operations are translated at the average exchange rates during the respective period. The decrease in the unrealized losses on foreign currency translation is a result of the weakening of the U.S. dollar against the euro, the British pound and the Japanese yen during the nine months ended September 30, 2017.
In order to manage currency fluctuations, KW Group entered into currency derivative contracts to manage its exposure to currency fluctuations between its functional currency (U.S. dollar) and the functional currency (euro, the British pound and the Japanese yen) of certain of its wholly-owned and consolidated subsidiaries. See note 6 for a more detailed discussion of KW Group's currency derivative contracts.
Noncontrolling Interests
Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries, and are presented separately on KW Group's balance sheet. As of September 30, 2017 and December 31, 2016, KW Group had noncontrolling interest of $1.4 billion and $1.3 billion, respectively.
Kennedy Wilson owned approximately 23.8% and 23.6% of KWE’s total issued share capital as of September 30, 2017 and December 31, 2016, respectively. The noncontrolling interest holders in KWE had an equity balance of $1.2 billion and $1.3 billion as of September 30, 2017 and December 31, 2016, respectively.  Due to the terms provided in the investment management agreement between KWE and a wholly-owned subsidiary of Kennedy Wilson, the results of KWE are consolidated in KW Group's financial statements. On October 20, 2017, the Company completed its acquisition of all of the outstanding shares (other than shares owned by the Company or its subsidiaries or held in treasury) of KWE for $697.2 million in cash and issued 37,226,695 shares of KWH to shareholders of KWE stock. See Subsequent Events note for more information on the acquisition.

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
Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except share and per share amounts)	2017	2016	2017	2016
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(8.9)	$(2.5)	$1.3	$(11.6)
Dividends allocated to participating securities	(0.2)	(0.4)	(0.7)	(1.3)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	(9.1)	(2.9)	0.6	(12.9)
Dividends declared on common shares	(19.3)	(15.6)	(57.9)	(46.7)
Undistributed losses attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	$(28.4)	$(18.5)	$(57.3)	$(59.6)

Distributed earnings per share	$0.17	$0.14	$0.52	$0.42
Undistributed losses per share	(0.25)	(0.17)	(0.51)	(0.54)
(Loss) income per basic	(0.08)	(0.03)	0.01	(0.12)

(Loss) income per diluted	$(0.08)	$(0.03)	$0.01	$(0.12)

Weighted average shares outstanding for basic	111,966,716	108,634,228	111,955,924	108,966,540
Weighted average shares outstanding for diluted(1)	111,966,716	108,634,228	111,955,924	108,966,540
Dividends declared per common share	$0.17	$0.14	$0.51	$0.42

(1) For the three and nine months ended September 30, 2017, a total of 1,145,032 and 1,028,565, respectively, potentially dilutive securities have not been included in the diluted weight average shares as they are anti-dilutive. For the three and nine months ended September 30, 2016, a total of 3,782,564 and 3,493,709, respectively, potentially dilutive securities have not been included in the diluted weighted average shares as they are anti-dilutive. Potentially anti-dilutive securities include preferred stock and unvested restricted stock grants.
NOTE 13—SEGMENT INFORMATION
Kennedy Wilson is a global real estate investment company. The Company owns, operates, and invests in real estate both on its own and through our investment management platform. To complement its investment business, the Company also provides real estate services primarily to financial services clients.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Kennedy Wilson’s segment disclosure with respect to the determination of segment profit or loss and segment assets is based on these two core segments: KW Investments and KW Investment Management and Real Estate Services (IMRES).
KW Investments
KW Investments invests in multifamily, office, retail, and residential properties as well as loans secured by real estate in the Western U.S., United Kingdom, Ireland, Spain, Italy and Japan. The Company has an average ownership interest across all investments of approximately 39% as of September 30, 2017.
When it has partners, those partners include public shareholders, financial institutions, foundations, endowments, high net worth individuals and other institutional investors. In these instances, the Company is typically the general partner in the arrangement with a promoted interest in the profits of its investments beyond the Company's ownership percentage. These promoted interests are typically fees earned by IMRES as described below.
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
The Company manages approximately 59 million square feet of properties for the Company and its investment partners (including KWE) in the United States, Europe, and Asia, which includes assets the Company has ownership interests in and third party owned assets. With 27 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain and Japan, the Company has the capabilities and resources to provide investment management and property services to real estate owners as well as the experience, as a real estate investor, to understand client concerns. The managers of IMRES have an extensive track record in their respective lines of business and in the real estate community as a whole.
Additionally, IMRES plays a critical role in supporting the Company's investment strategy by providing local market intelligence and real-time data for evaluating investments, generating proprietary transaction flow and creating value through efficient implementation of asset management or repositioning strategies.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables summarize income activity by segment and corporate for the three and nine months ended September 30, 2017 and 2016 and balance sheet data as of September 30, 2017 and December 31, 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Investments
Rental	$125.5	$122.9	$373.6	$363.1
Hotel	37.3	31.4	95.8	87.3
Sale of real estate	89.8	2.5	103.4	16.7
Loan purchases, loan originations and other	8.5	3.4	15.0	9.2
Total revenue	261.1	160.2	587.8	476.3
Operating expenses	(147.1)	(80.4)	(320.8)	(241.7)
Depreciation and amortization	(55.4)	(50.0)	(157.2)	(147.3)
Income from unconsolidated investments	12.6	31.3	46.9	56.6
Operating income	71.2	61.1	156.7	143.9
Gain on sale of real estate	5.3	21.5	77.0	76.0
Acquisition-related gains	—	7.6	—	16.2
Acquisition-related expenses	(1.0)	(1.0)	(2.3)	(9.4)
Interest expense-investments	(37.9)	(36.8)	(107.8)	(102.9)
Other	(2.9)	1.9	(2.4)	7.6
Income before provision for income taxes	34.7	54.3	121.2	131.4
Provision for income taxes	(1.4)	1.6	(3.7)	(2.6)
Net income	33.3	55.9	117.5	128.8
Net income attributable to the noncontrolling interests	(18.7)	(15.1)	(31.3)	(41.3)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$14.6	$40.8	$86.2	$87.5

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Investment Management and Real Estate Services
Investment management, property services and research fees (includes $7.5, $5.4, $17.5, and $22.9 of related party fees)	$16.1	$14.1	$41.3	$46.7
Total revenue	16.1	14.1	41.3	46.7
Operating expenses	(13.7)	(14.2)	(40.1)	(43.6)
Income from unconsolidated investments	0.3	0.4	2.0	2.7
Operating income	2.7	0.3	3.2	5.8
Net income attributable to the noncontrolling interests	—	—	—	—
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$2.7	$0.3	$3.2	$5.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Corporate
Operating expenses	$(15.0)	$(21.5)	$(46.8)	$(65.0)
Operating loss	(15.0)	(21.5)	(46.8)	(65.0)
Interest expense-corporate	(18.9)	(14.5)	(51.1)	(38.8)
Other	2.6	—	7.0	—
Loss before provision for income taxes	(31.3)	(36.0)	(90.9)	(103.8)
Benefit from (provision for) income taxes	5.1	(7.1)	2.8	0.5
Net loss	(26.2)	(43.1)	(88.1)	(103.3)
Preferred dividends and accretion of preferred stock issuance costs	—	(0.5)	—	(1.6)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(26.2)	$(43.6)	$(88.1)	$(104.9)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Consolidated
Rental	$125.5	$122.9	$373.6	$363.1
Hotel	37.3	31.4	95.8	87.3
Sale of real estate	89.8	2.5	103.4	16.7
Investment management, property services and research fees (includes $7.5, $5.4, $17.5, and $22.9 of related party fees)	16.1	14.1	41.3	46.7
Loans and other	8.5	3.4	15.0	9.2
Total revenue	277.2	174.3	629.1	523.0
Operating expenses	(175.8)	(116.1)	(407.6)	(350.3)
Depreciation and amortization	(55.4)	(50.0)	(157.2)	(147.3)
Total operating expenses	(231.2)	(166.1)	(564.8)	(497.6)
Income from unconsolidated investments	12.9	31.7	48.8	59.3
Operating income	58.9	39.9	113.1	84.7
Gain on sale of real estate	5.3	21.5	77.0	76.0
Acquisition-related gain	—	7.6	—	16.2
Acquisition-related expenses	(1.0)	(1.0)	(2.3)	(9.4)
Interest expense-investment	(37.9)	(36.8)	(107.8)	(102.9)
Interest expense-corporate	(18.9)	(14.5)	(51.1)	(38.8)
Other	(0.3)	1.9	4.6	7.6
Income before benefit from (provision for) income taxes	6.1	18.6	33.5	33.4
Benefit from (provision for) income taxes	3.7	(5.5)	(0.9)	(2.1)
Net income	9.8	13.1	32.6	31.3
Net income attributable to the noncontrolling interests	(18.7)	(15.1)	(31.3)	(41.3)
Preferred dividends and accretion of preferred stock issuance costs	—	(0.5)	—	(1.6)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(8.9)	$(2.5)	$1.3	$(11.6)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)	September 30, 2017	December 31, 2016
Total Assets
Investments	$7,977.1	$7,375.5
Investment management and real estate services	95.2	78.1
Corporate	464.3	205.5
Total assets	$8,536.6	$7,659.1
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
During the nine months ended September 30, 2017, KW Group generated pretax book income of $33.5 million related to its global operations, and recorded a tax provision of $0.9 million. On January 1, 2017, the Company adopted ASU 2016-09 Improvements to Share Based Accounting.  As a result of the adoption of ASU 2016-09, the Company recorded an adjustment to opening retained earnings of $9.3 million for excess tax benefits from share awards which had not been recognized under the prior accounting standard. In addition, as a result of the adoption of ASU 2016-09, the Company recorded a tax benefit of $4.1 million through September 30, 2017 related to excess tax benefits realized from the vesting of restricted stock awards and dividend equivalents on unvested restricted stock. The difference between the U.S. federal rate of 35% and the Company's effective rate is primarily attributable to excess tax benefit from vesting of restricted stock awards, income earned by noncontrolling interests which is not subject to corporate taxes, and non-deductible depreciation in the United Kingdom.
    The Company has subsidiaries in the United Kingdom, Ireland, Luxembourg, Spain and Jersey which manage the Company's European real estate investments as well as subsidiaries in Ireland and Scotland that operate hotel businesses.  As of September 30, 2017, two of the Company's foreign subsidiaries have positive, accumulated earnings of $12.6 million. U.S. domestic taxes have not been provided on amounts earned by such foreign companies since it is the Company's plan to indefinitely reinvest amounts earned by these foreign subsidiaries. If this amount was repatriated to the United States, additional U.S. domestic taxes of $3.1 million would be incurred.
NOTE 15—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information include:

(1) Condensed consolidating balance sheets as of September 30, 2017 and December 31, 2016; consolidating statements of operations for the three and nine months ended September 30, 2017 and 2016; consolidating statements of comprehensive income for the three and nine months ended September 30, 2017 and 2016; and condensed consolidating statements of cash flows for the nine months ended September 30, 2017 and 2016, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.
Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three and nine months ended September 30, 2017 or 2016.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2017

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$441.7	$45.5	$25.7	$—	$512.9
Cash held by consolidated investments	—	—	—	719.8	—	719.8
Accounts receivable	—	—	51.8	34.8	—	86.6
Loan purchases and originations	—	0.3	5.8	79.3	—	85.4
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,507.6	4,813.2	—	6,320.8
Unconsolidated investments	—	19.5	313.4	174.9	—	507.8
Investments in and advances to consolidated subsidiaries	1,032.9	1,936.5	1,134.3	—	(4,103.7)	—
Other assets	—	1.5	45.3	256.5	—	303.3
Total assets	$1,032.9	$2,399.5	$3,103.7	$6,104.2	$(4,103.7)	$8,536.6

Liabilities and equity
Liabilities
Accounts payable	$—	$0.9	$1.2	$18.3	$—	$20.4
Accrued expenses and other liabilities	19.5	77.6	159.7	236.2	—	493.0
Investment debt	—	—	1,006.3	3,334.5	—	4,340.8
Senior notes payable	—	938.1	—	—	—	938.1
Line of credit	—	350.0	—	—	—	350.0
Total liabilities	19.5	1,366.6	1,167.2	3,589.0	—	6,142.3

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,013.4	1,032.9	1,936.5	1,134.3	(4,103.7)	1,013.4
Noncontrolling interests	—	—	—	1,380.9	—	1,380.9
Total equity	1,013.4	1,032.9	1,936.5	2,515.2	(4,103.7)	2,394.3
Total liabilities and equity	$1,032.9	$2,399.5	$3,103.7	$6,104.2	$(4,103.7)	$8,536.6

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$36.1	$89.4	$—	$125.5
Hotel	—	—	—	37.3	—	37.3
Sale of real estate	—	—	2.3	87.5	—	89.8
Investment management, property services and research fees	—	—	13.9	2.2	—	16.1
Loan purchases, loan originations and other	—	—	—	8.5	—	8.5
Total revenue	—	—	52.3	224.9	—	277.2
Operating expenses
Rental operating	—	—	13.8	24.2	—	38.0
Hotel operating	—	—	—	26.1	—	26.1
Cost of real estate sold	—	—	1.8	61.6	—	63.4
Commission and marketing	—	—	2.0	0.1	—	2.1
Compensation and related	9.3	12.6	11.7	1.8	—	35.4
General and administrative	—	3.8	4.3	2.7	—	10.8
Depreciation and amortization	—	0.4	13.0	42.0	—	55.4
Total operating expenses	9.3	16.8	46.6	158.5	—	231.2
Income from unconsolidated subsidiaries	—	0.6	7.4	4.9	—	12.9
Income from consolidated subsidiaries	19.1	46.4	42.8	—	(108.3)	—
Operating income (loss)	9.8	30.2	55.9	71.3	(108.3)	58.9
Non-operating income (expense)
Acquisition-related expenses	—	—	(0.2)	(0.8)	—	(1.0)
Interest expense-corporate	—	(18.9)	—	—	—	(18.9)
Interest expense-investment	—	—	(10.1)	(27.8)	—	(37.9)
Gain on sale of real estate	—	—	—	5.3	—	5.3
Other income (loss)	—	2.7	(0.1)	(2.9)	—	(0.3)
Income (loss) before benefit from (provision for) income taxes	9.8	14.0	45.5	45.1	(108.3)	6.1
Benefit from (provision for) income taxes	—	5.1	0.9	(2.3)	—	3.7
Net income (loss)	9.8	19.1	46.4	42.8	(108.3)	9.8
Net income attributable to the noncontrolling interests	—	—	—	(18.7)	—	(18.7)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	9.8	19.1	46.4	24.1	(108.3)	(8.9)
Preferred dividends and accretion of preferred stock issuance costs	—	—	—	—	—	—
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$9.8	$19.1	$46.4	$24.1	$(108.3)	$(8.9)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$104.4	$269.2	$—	$373.6
Hotel	—	—	—	95.8	—	95.8
Sale of real estate	—	—	2.3	101.1	—	103.4
Investment management, property services and research fees	—	—	35.0	6.3	—	41.3
Loan purchases, loan originations and other	—	—	0.3	14.7	—	15.0
Total revenue	—	—	142.0	487.1	—	629.1
Operating expenses
Rental operating	—	—	40.6	69.9	—	110.5
Hotel operating	—	—	—	73.3	—	73.3
Cost of real estate sold	—	—	1.8	71.9	—	73.7
Commission and marketing	—	—	5.7	0.2	—	5.9
Compensation and related	29.4	40.4	37.9	5.8	—	113.5
General and administrative	—	10.3	12.1	8.3	—	30.7
Depreciation and amortization	—	1.1	36.6	119.5	—	157.2
Total operating expenses	29.4	51.8	134.7	348.9	—	564.8
Income from unconsolidated subsidiaries	—	2.2	17.7	28.9	—	48.8
Income from consolidated subsidiaries	62.0	154.1	109.1	—	(325.2)	—
Operating income (loss)	32.6	104.5	134.1	167.1	(325.2)	113.1
Non-operating income (expense)
Acquisition-related expenses	—	(0.1)	(0.9)	(1.3)	—	(2.3)
Interest expense-corporate	—	(51.1)	—	—	—	(51.1)
Interest expense-investment	—	—	(28.0)	(79.8)	—	(107.8)
Gain on sale of real estate	—	—	46.6	30.4	—	77.0
Other income (loss)	—	5.9	—	(1.3)	—	4.6
Income (loss) before benefit from (provision for) income taxes	32.6	59.2	151.8	115.1	(325.2)	33.5
Benefit from (provision for) income taxes	—	2.8	2.3	(6.0)	—	(0.9)
Net income (loss)	32.6	62.0	154.1	109.1	(325.2)	32.6
Net income attributable to the noncontrolling interests	—	—	—	(31.3)	—	(31.3)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	32.6	62.0	154.1	77.8	(325.2)	1.3
Preferred dividends and accretion of preferred stock issuance costs	—	—	—	—	—	—
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$32.6	$62.0	$154.1	$77.8	$(325.2)	$1.3

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$30.7	$92.2	$—	$122.9
Hotel	—	—	—	31.4	—	31.4
Sale of real estate	—	—	2.5	—	—	2.5
Investment management, property services and research fees	—	—	12.1	2.0	—	14.1
Loan purchases, loan originations and other	—	0.1	0.2	3.1	—	3.4
Total revenue	—	0.1	45.5	128.7	—	174.3
Operating expenses
Rental operating	—	—	11.9	22.7	—	34.6
Hotel operating	—	—	—	23.8	—	23.8
Cost of real estate sold	—	—	2.4	0.1	—	2.5
Commission and marketing	—	—	2.4	0.1	—	2.5
Compensation and related	15.5	13.9	10.9	1.9	—	42.2
General and administrative	—	3.5	4.4	2.6	—	10.5
Depreciation and amortization	—	0.4	10.5	39.1	—	50.0
Total operating expenses	15.5	17.8	42.5	90.3	—	166.1
Income from unconsolidated investments	—	0.7	22.8	8.2	—	31.7
Income from consolidated subsidiaries	28.6	64.5	37.1	—	(130.2)	—
Operating income (loss)	13.1	47.5	62.9	46.6	(130.2)	39.9
Non-operating income (expense)
Acquisition-related gains	—	—	7.6	—	—	7.6
Acquisition-related expenses	—	—	(0.9)	(0.1)	—	(1.0)
Interest expense-corporate	—	(14.5)	—	—	—	(14.5)
Interest expense-investment	—	—	(6.8)	(30.0)	—	(36.8)
Gain (loss) on sale of real estate	—	—	0.4	21.1	—	21.5
Other income (loss)	—	0.3	—	1.6	—	1.9
Income (loss) before benefit from (provision for) income taxes	13.1	33.3	63.2	39.2	(130.2)	18.6
Benefit (provision for) from income taxes	—	(4.7)	1.3	(2.1)	—	(5.5)
Net income (loss)	13.1	28.6	64.5	37.1	(130.2)	13.1
Net (income) loss attributable to the noncontrolling interests	—	—	—	(15.1)	—	(15.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	13.1	28.6	64.5	22.0	(130.2)	(2.0)
Preferred dividends and accretion of preferred stock issuance costs	(0.5)	—	—	—	—	(0.5)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$12.6	$28.6	$64.5	$22.0	$(130.2)	$(2.5)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$81.9	$281.2	$—	$363.1
Hotel	—	—	—	87.3	—	87.3
Sale of real estate	—	—	12.2	4.5	—	16.7
Investment management, property services and research fees	—	—	43.2	3.5	—	46.7
Loan purchases, loan originations and other	—	0.1	0.8	8.3	—	9.2
Total revenue	—	0.1	138.1	384.8	—	523.0
Operating expenses
Rental operating	—	—	34.0	64.4	—	98.4
Hotel operating	—	—	—	71.9	—	71.9
Cost of real estate sold	—	—	9.6	3.5	—	13.1
Commission and marketing	—	—	5.6	0.4	—	6.0
Compensation and related	47.8	39.5	35.4	5.7	—	128.4
General and administrative	—	10.5	12.1	9.9	—	32.5
Depreciation and amortization	—	1.0	28.0	118.3	—	147.3
Total operating expenses	47.8	51.0	124.7	274.1	—	497.6
Income from unconsolidated investments	—	3.8	31.3	24.2	—	59.3
Income from consolidated subsidiaries	79.1	158.3	125.4	—	(362.8)	—
Operating income (loss)	31.3	111.2	170.1	134.9	(362.8)	84.7
Non-operating income (expense)
Acquisition-related gains	—	—	7.6	8.6	—	16.2
Acquisition-related expenses	—	—	(2.1)	(7.3)	—	(9.4)
Interest expense-corporate	—	(38.8)	—	—	—	(38.8)
Interest expense-investment	—	—	(17.8)	(85.1)	—	(102.9)
Gain (loss) on sale of real estate	—	—	0.8	75.2	—	76.0
Other income (loss)	—	7.6	(2.6)	2.6	—	7.6
Income (loss) before (provision for) benefit from income taxes	31.3	80.0	156.0	128.9	(362.8)	33.4
(Provision for) benefit from income taxes	—	(0.9)	2.3	(3.5)	—	(2.1)
Net income (loss)	31.3	79.1	158.3	125.4	(362.8)	31.3
Net income attributable to the noncontrolling interests	—	—	—	(41.3)	—	(41.3)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc.	31.3	79.1	158.3	84.1	(362.8)	(10.0)
Preferred dividends and accretion of preferred stock issuance costs	(1.6)	—	—	—	—	(1.6)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$29.7	$79.1	$158.3	$84.1	$(362.8)	$(11.6)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income	$9.8	$19.1	$46.4	$42.8	$(108.3)	$9.8

Other comprehensive income, net of tax:
Unrealized foreign currency translation gain	50.5	50.5	6.0	50.3	(106.8)	50.5
Unrealized loss on marketable securities	0.1	0.1	—	—	(0.1)	0.1
Amounts reclassified out of AOCI during the period	0.1	0.1	—	0.1	(0.2)	0.1
Unrealized currency derivative contracts loss	(11.5)	(11.5)	(5.7)	(5.8)	23.0	(11.5)
Total other comprehensive (loss) income for the period	$39.2	$39.2	$0.3	$44.6	$(84.1)	$39.2

Comprehensive income	$49.0	$58.3	$46.7	$87.4	$(192.4)	$49.0
Comprehensive income attributable to noncontrolling interests	—	—	—	(52.9)	—	(52.9)
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$49.0	$58.3	$46.7	$34.5	$(192.4)	$(3.9)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income	$32.6	$62.0	$154.1	$109.1	$(325.2)	$32.6

Other comprehensive income, net of tax:
Unrealized foreign currency translation gain	171.3	171.3	24.4	162.6	(358.3)	171.3
Unrealized gain on marketable securities	0.2	0.2	—	—	(0.2)	0.2
Amounts reclassified out of AOCI during the period	0.1	0.1	—	0.1	(0.2)	0.1
Unrealized currency derivative contracts loss	(44.3)	(44.3)	(15.5)	(28.8)	88.6	(44.3)
Total other comprehensive income for the period	$127.3	$127.3	$8.9	$133.9	$(270.1)	$127.3

Comprehensive income	$159.9	$189.3	$163.0	$243.0	$(595.3)	$159.9
Comprehensive income attributable to noncontrolling interests	—	—	—	(138.8)	—	(138.8)
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$159.9	$189.3	$163.0	$104.2	$(595.3)	$21.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income	$13.1	$28.6	$64.5	$37.1	$(130.2)	$13.1

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation loss	(1.1)	(1.1)	(2.2)	(0.1)	3.4	(1.1)
Amounts reclassified out of AOCI during the period	0.7	0.7	—	0.7	(1.4)	0.7
Unrealized gain on marketable securities	0.1	0.1	—	—	(0.1)	0.1
Unrealized currency derivative contracts (loss) gain	(35.6)	(35.6)	1.4	(37.0)	71.2	(35.6)
Total other comprehensive loss for the period	$(35.9)	$(35.9)	$(0.8)	$(36.4)	$73.1	$(35.9)

Comprehensive (loss) income	$(22.8)	$(7.3)	$63.7	$0.7	$(57.1)	$(22.8)
Comprehensive loss attributable to noncontrolling interests	—	—	—	15.7	—	15.7
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(22.8)	$(7.3)	$63.7	$16.4	$(57.1)	$(7.1)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income (loss)	$31.3	$79.1	$158.3	$125.4	$(362.8)	$31.3

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation loss	(61.7)	(61.7)	(8.7)	(64.4)	134.8	(61.7)
Unrealized loss on marketable securities	0.2	0.2	—	—	(0.2)	0.2
Amounts reclassified out of AOCI during the period	3.4	3.4	—	3.4	(6.8)	3.4
Unrealized currency derivative contracts (loss) gain	(125.0)	(125.0)	11.8	(136.8)	250.0	(125.0)
Total other comprehensive (loss) income for the period	$(183.1)	$(183.1)	$3.1	$(197.8)	$377.8	$(183.1)

Comprehensive (loss) income	$(151.8)	$(104.0)	$161.4	$(72.4)	$15.0	$(151.8)
Comprehensive loss attributable to noncontrolling interests	—	—	—	127.8	—	127.8
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$(151.8)	$(104.0)	$161.4	$55.4	$15.0	$(24.0)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash provided by (used in) operating activities	$2.0	$(205.6)	$47.4	$285.8	$129.6
Cash flows from investing activities:
Additions to loans	—	—	—	—	—
Collections of loans	—	—	6.4	10.5	16.9
Net proceeds from sale of real estate	—	—	110.6	151.3	261.9
Purchases of and additions to real estate	—	—	(224.8)	(250.2)	(475.0)
Proceeds from settlement of foreign derivative contracts	—	3.1	—	—	3.1
Purchases of foreign derivative contracts	—	(0.6)	—	—	(0.6)
Investment in marketable securities	—	—	(0.6)	—	(0.6)
Proceeds from sale of marketable securities	—	—	0.6	—	0.6
Distributions from unconsolidated investments	—	—	70.5	18.9	89.4
Contributions to unconsolidated investments	—	—	(40.6)	(21.7)	(62.3)
Additions to development project assets	—	—	—	(13.0)	(13.0)
Proceeds from development project assets	—	—	—	36.9	36.9
Distributions from (investments in) consolidated subsidiaries, net	100.7	188.9	(39.1)	(250.5)	—
Net cash provided by (used in) investing activities	100.7	191.4	(117.0)	(317.8)	(142.7)
Cash flows from financing activities:
Borrowings under line of credit	—	400.0	—	—	400.0
Repayment of line of credit	—	(50.0)	—	—	(50.0)
Borrowings under investment debt	—	—	106.0	152.3	258.3
Repayment of investment debt	—	—	(35.8)	(106.8)	(142.6)
Debt issue costs	—	(0.1)	(0.5)	(0.8)	(1.4)
Costs associated with KWE transaction	(10.0)	—	—	—	(10.0)
Repurchase and retirement of common stock	(35.6)	—	—	—	(35.6)
Dividends paid	(57.1)	—	—	—	(57.1)
Acquisition of KWE shares from noncontrolling interest holders	—	—	—	(3.3)	(3.3)
Contributions from noncontrolling interests, excluding KWE	—	—	—	43.6	43.6
Distributions to noncontrolling interests	—	—	—	(93.3)	(93.3)
Net cash (used in) provided by financing activities	(102.7)	349.9	69.7	(8.3)	308.6
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	51.5	51.5
Net change in cash and cash equivalents	—	335.7	0.1	11.2	347.0
Cash and cash equivalents, beginning of period	—	106.0	45.4	734.3	885.7
Cash and cash equivalents, end of period	$—	$441.7	$45.5	$745.5	$1,232.7

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities	$(0.2)	$(224.2)	$213.2	$89.6	$78.4
Cash flows from investing activities:
Additions to loans	—	(11.6)	(4.5)	—	(16.1)
Collections of loans	—	6.6	5.0	133.8	145.4
Net proceeds from sale of real estate	—	—	11.5	254.5	266.0
Purchases of and additions to real estate	—	—	(297.1)	(451.3)	(748.4)
Additions to nonrefundable escrow deposits	—	—	—	—	—
Proceeds from settlement of foreign derivative contracts	—	43.3	—	—	43.3
Purchases of foreign derivative contracts	—	(5.8)	—	—	(5.8)
Investment in marketable securities	—	—	(0.9)	—	(0.9)
Distributions from unconsolidated investments	—	—	28.7	34.7	63.4
Contributions to unconsolidated investments	—	(1.0)	(52.5)	(16.8)	(70.3)
Distributions from (investments in) consolidated subsidiaries, net	91.1	(9.9)	(115.1)	33.9	—
Net cash provided by (used in) investing activities	91.1	21.6	(424.9)	(11.2)	(323.4)
Cash flows from financing activities:
Borrowings under senior notes payable	—	250.0	—	—	250.0
Borrowings under line of credit	—	125.0	—	—	125.0
Repayment of lines of credit	—	(125.0)	—	—	(125.0)
Borrowings under investment debt	—	—	236.7	696.7	933.4
Repayment of investment debt	—	—	(24.6)	(382.5)	(407.1)
Debt issue costs	—	(3.5)	(1.2)	(4.7)	(9.4)
Issuance of common stock
Repurchase and retirement of common stock	(43.4)	—	—	—	(43.4)
Dividends paid	(47.5)	—	—	—	(47.5)
Acquisition of KWE shares from noncontrolling interest holders	—	—	—	(70.6)	(70.6)
Contributions from noncontrolling interests, excluding KWE	—	—	—	25.3	25.3
Distributions to noncontrolling interests	—	—	—	(94.8)	(94.8)
Net cash (used in) provided by financing activities	(90.9)	246.5	210.9	169.4	535.9
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(47.3)	(47.3)
Net change in cash and cash equivalents	—	43.9	(0.8)	200.5	243.6
Cash and cash equivalents, beginning of period	—	80.2	37.0	614.4	731.6
Cash and cash equivalents, end of period	$—	$124.1	$36.2	$814.9	$975.2

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 16—SUBSEQUENT EVENTS

KWE Merger

On October 20, 2017, KWH completed its acquisition of all the outstanding shares (other than shares owned by KWH or its subsidiaries or held in treasury) of KWE by way of a court-sanctioned scheme of arrangement under Article 125 of the Companies (Jersey) Law (the “Transaction”). The scheme of arrangement (the “Scheme”) was authorized by the Royal Court of Jersey on October 18, 2017 and became effective on October 20, 2017 upon the delivery of the Royal Court’s Order to the Registrar of Companies in Jersey. KWE’s shares were delisted from the London Stock Exchange on October 23, 2017, and in accordance with the terms of the Original Offer (as defined below) and the New Offer (as defined below), KWE shareholders received an aggregate consideration in the Transaction of approximately 37,226,695 shares of KWH common stock, par value $0.0001 per share, and approximately £528.6 million ($697.2 million) in cash. Of the cash consideration received by KWE shareholders in connection with the Transaction, £288.3 million ($380.3 million) was paid by KWH and £240.3 million ($316.9 million) was paid by KWE through a special distribution.

Under the terms of the Transaction, KWE shareholders received, for each KWE ordinary share, either (i) 0.667 shares of KWH common stock (the “Original Offer”); or (ii) a mixed consideration (the “New Offer”) consisting of (a) 300 pence in cash, paid by KWH; (b) 250 pence in cash, paid by KWE as a special distribution shortly after the effective date of the Transaction; and (c) 0.3854 shares of KWH common stock. The terms of the Transaction further provide that KWE shareholders will receive a closing dividend (the “Closing Dividend”), to be paid by KWE, comprising of the usual KWE quarterly dividends payable on KWE ordinary shares until the effective date of the Transaction, subject to certain adjustments to avoid duplicated payments which would otherwise result from the first KWH dividend being paid in respect of a period which includes part of the KWE dividend period in which the effective date of the Transaction falls. The Closing Dividend will be determined at the time of payment which is expected on or before January 10, 2018. Based on a British pound sterling to dollar exchange rate of 1.3182 as of October 19, 2017 (the last trading day prior to the effective date of the Transaction), the Closing Dividend is valued at approximately £0.12 ($0.16) per KWE share for KWE shareholders who elected to receive the Original Offer and £0.13 ($0.17) per KWE share for KWE shareholders who elected to receive the New Offer.

KWE shareholders who elected to receive the New Offer were also eligible to participate in a mix and match facility (the “Mix and Match Facility”) to receive a greater proportion of cash than would otherwise have been payable under the terms of the New Offer (the “Additional Cash Election”) or to receive a greater proportion of shares of KWH common stock that would otherwise have been required to be issued under the terms of the New Offer (the “Additional Share Election”). Valid Additional Share Elections in respect of 30,889,536 KWE ordinary shares eligible to participate in the Scheme (the “Scheme Shares”), representing approximately 32.05% of the aggregate number of Scheme Shares, and valid Additional Cash Elections in respect of 11,227,921 Scheme Shares, representing approximately 11.65% of the aggregate number of Scheme Shares were made by KWE shareholders.

Satisfaction of Additional Share Elections and Additional Cash Elections was dependent on valid countervailing elections being made by other eligible KWE shareholders. Valid Additional Cash Elections under the Scheme were satisfied in full. However, as a result of an insufficiency of valid Additional Cash Elections, there were valid Additional Share Elections which were not satisfied in relation to an aggregate of 9,974,888 Scheme Shares. KWE shareholders who made valid Additional Share Elections have therefore had such elections scaled down in accordance with the terms of the Scheme. These unsatisfied Additional Share Elections have been allocated among KWE shareholders who submitted valid Additional Share Elections in proportion to the numbers of Scheme Shares in respect of which they submitted such Additional Share Elections (including both Additional Share Elections which can be satisfied and those which cannot). As a result:

(a) for each Scheme Share in respect of which a valid Additional Cash Election has been made, the relevant KWE shareholder received, in addition to the special distribution of 250 pence and the Closing Dividend, 859 pence;
(b) for each Scheme Share in respect of which a valid Additional Share Election has been made which can be satisfied after scaling down as described above, the relevant KWE shareholder received, in addition to the special distribution of 250 pence and the Closing Dividend, 0.5923 new shares of KWH common stock, par value $0.0001 per share under the terms of the Scheme; and
(c) for each Scheme Share in respect of which a valid Additional Share Election has been made which cannot be satisfied due to an insufficiency of countervailing Mix and Match Elections, the relevant KWE shareholder received the default New Offer consideration.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

On October 23, 2017, (i) new shares of KWH common stock were issued by KWH and admitted to listing and trading on the New York Stock Exchange, (ii) the KWH CREST depository interests representing an entitlement to a new share of KWH common stock (the “CDIs”) were credited to the CREST account(s) of the KWE shareholders who held their KWE ordinary shares in uncertificated form and are entitled to new shares of KWH common stock pursuant to the terms of the Transaction and (iii) KWH’s transfer agent delivered share certificates to each KWE shareholders who held KWE ordinary shares in certificated form and are entitled to new shares of KWH common stock pursuant to the terms of the Transaction. Cash consideration payable by KWH in the Transaction (including amounts due in respect of fractional entitlements) was settled via CREST (for KWE shareholders who held their KWE ordinary shares in uncertificated form) or by check (for KWE shareholders who held their KWE ordinary shares in certificated form) within 14 days after the effectiveness of the Transaction.
Credit Facility
On October 3, 2017, the Borrower, KWH and certain subsidiaries of the Company (the “Subsidiary Guarantors”) entered into an Escrow Agreement with a syndicate of lenders (the “Lenders”), Bank of America, N.A. ("BofA"), as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill"), JPMorgan Chase Bank, N.A. ("JPM") and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, pursuant to which the parties delivered executed signature pages to a $700 million unsecured revolving credit and term loan facility (the “A&R Facility”), which is intended to amend and restate the Borrower’s existing revolving credit facility. The Borrower’s existing revolving credit facility has an outstanding balance of $350 million as of September 30, 2017. The A&R Facility is comprised of a $500 million revolving line of credit and a $200 million term loan facility. Loans under the revolving line of credit bear interest at a rate equal to LIBOR plus between 1.75% and 2.75%, depending on the consolidated leverage ratio as of the applicable measurement date. Loans under the term loan facility bear interest at a rate equal to LIBOR plus between 1.65% and 2.65%, depending on the consolidated leverage ratio as of the applicable measurement date. The A&R Facility has a maturity date of March 31, 2021. Subject to certain conditions precedent and at the Borrower’s option, the maturity date of the A&R Facility may be extended by one year. At closing, the Company drew the full term loan amount of $200.0 million, repaid $150.0 million on the existing revolving credit facility and borrowed an additional $200.0 million under the A&R Facility's revolving line. The Company has an outstanding balance of $400.0 million on the A&R Facility with $300.0 million available to be drawn under the revolving credit facility.
On October 20, 2017, substantially concurrent with the effectiveness of the A&R Facility and KWH’s acquisition of all outstanding shares (other than shares owned by KWH or its subsidiaries or held in treasury) of KWE by means of a court sanctioned scheme of arrangement under Article 125 of the Companies (Jersey) Law, KWH terminated the existing multicurrency revolving credit facility agreement dated August 29, 2014, among KWE, as borrower, Bank of America Merrill Lynch International Limited, as administrative agent, and the lenders and other entities party thereto.
2042 Notes Redemption
On October 3, 2017 the Company announced its election to redeem in full the 2042 Notes at a redemption price equal to 100% of the principal amount. The redemption date will be December 1, 2017, and accrued interest on the Senior Notes through the redemption date will be paid, on the redemption date, to holders of record of the Senior Notes as of the close of business on the day immediately preceding November 15, 2017.

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
Our value is primarily derived from our ownership in income producing real estate assets. We have an ownership interest in approximately 59 million square feet of property globally, including 24,129 multifamily rental units and 19.1 million square feet of commercial property. In addition to our core income producing real estate, we engage in redevelopment and value add initiatives through which we enhance cash flows or reposition assets to increase sale value. Additionally, our investment management and property services businesses manages over $18 billion of IMRES AUM, the majority of which we have an ownership interest in and the balance we manage for third parties.
We have 566 employees in 27 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain and Japan and manage and work with over 5,000 operating associates.

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
KWE Transaction
On October 20, 2017, the Company completed its acquisition of all of the outstanding shares (other than shares owned by the Company or its subsidiaries or held in treasury) of KWE for $697.2 million in cash and issued 37,226,695 shares of KWH to shareholders of KWE stock. As of September 30, 2017, Kennedy Wilson owned 23.8% of the share capital of KWE and all results presented below are based ownership on this ownership amount.

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

KW Investments
We invest our capital in real estate assets and loans secured by real estate either on our own or through our investment management platform. When we have partners, we are typically the general partner in the arrangement with a promoted interest in the profits of our investments beyond our ownership percentage. We have an average ownership interest across all investments of approximately 39% as of September 30, 2017. Our equity partners include publicly traded companies, financial institutions, foundations, endowments, high net worth individuals and other institutional investors.
During the nine months ended September 30, 2017, together with our equity partners, we acquired $901.4 million of real estate and loans secured by real estate at purchase price. These acquisitions were comprised of the following: 48% multifamily, 45% commercial and 7% residential and other.
At September 30, 2017, we and our equity partners held a real estate and real estate related investment portfolio with assets at a carrying value of approximately $11.9 billion, with approximately 58% net debt to gross assets ratio.

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
Residential, Loan and Other
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
This group also includes our investment in non-real estate investments which include marketable securities, hedge funds and private equity investments.
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
KWE
In 2014 we launched KWE a closed end fund on the London Stock Exchange that specializes in investing in real estate and real estate related assets in Europe. We are the largest shareholder of KWE and also externally managed it through one of our wholly-owned subsidiaries whom we refer to as KWE Manager pursuant to an investment management agreement whereby we were entitled to receive certain management and performance fees.
Commingled funds
We have four closed end funds that we manage and receive investment management fees. Most recently, we completed fund-raising for our fifth value-add fund, Kennedy Wilson Fund V, a $500 million private fund targeting the Western U.S. We are the largest investor in the fund with a 12% interest. Fund V has a current portfolio of 18 investments with an aggregate purchase price of $1.0 billion, with $75.0 million of undrawn commitments.
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
Research
Meyers Research LLC (“Meyers”), a Kennedy Wilson company, is a premier real estate consulting practice and provider of data and analytics for the residential real estate development and new home construction industry. Meyers’ offers a national perspective as well as local expertise to homebuilders, multifamily developers, lenders and financial institutions. These relationships have led to investment opportunities with homebuilders in the Western U.S. region. We believe that Zonda™, a Meyers innovation, is the housing industry's most comprehensive solution for smart business analysis, real-time market data reporting and economic and housing data in one place and on-the-go.
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

Kennedy Wilson Europe Real Estate Plc (LSE: KWE)
As of September 30, 2017, KWE has 204 real estate assets with approximately 11.8 million square feet and totaling $3.9 billion in portfolio value (primarily located in the U.K. and Ireland). As of September 30, 2017, Kennedy Wilson owns approximately 30.0 million ordinary shares of KWE or approximately 23.8% of the total issued share capital of KWE.
Prior to the Transaction, KWE was externally managed by one of our wholly-owned subsidiaries, KWE Manager pursuant to an investment management agreement whereby are entitled to receive certain management and performance fees.  KWE Manager was entitled to an annual management fee (payable quarterly in arrears) equal to 1% of KWE’s adjusted net asset value and certain performance fees.  The management fee payable to KWE Manager is paid half in cash and half in shares of KWE. The management fee for the second quarter of 2017 will be paid fully in cash from KWE.  During the nine months ended September 30, 2017, KWH earned $14.9 million in management fees from KWE.
The compensation committee of our board of directors approved and reserved up to thirty percent (30%) of any performance fees earned by us to be allocated to certain employees. In connection with the announced acquisition of all the outstanding shares (other than shares owned by the Company or its subsidiaries or held in treasury) of KWE, the Company’s board of directors determined that all unvested KWE awards (532,230 RSUs as of September 30, 2017) will vest prior to completion of such transaction.
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
The following condensed financial statements show KWE's financial position and results of operations in the context of our consolidated financial statements as a whole:

	As of September 30, 2017 (unaudited)
(Dollars in millions)	KWE	Non-KWE (1)(4)	Elimination	Total KWH
Cash(2)	$600.3	$632.4	$—	$1,232.7
Accounts receivable	22.9	63.7	—	86.6
Loan purchases and originations	79.3	6.1	—	85.4
Real estate and acquired in place lease values, net of accumulated depreciation and amortization(3)	3,148.2	3,172.6	—	6,320.8
Investment in marketable securities	—	411.4	(411.4)	—
Unconsolidated investments	—	507.8	—	507.8
Other assets	192.4	110.9	—	303.3
Total assets	$4,043.1	$4,904.9	$(411.4)	$8,536.6

Accounts payable	$9.4	$11.0	$—	$20.4
Accrued expenses and other liabilities	260.4	232.6	—	493.0
Investment debt	2,211.4	2,129.4	—	4,340.8
Senior notes payable	—	938.1	—	938.1
Line of credit	—	350.0	—	350.0
Total liabilities	2,481.2	3,661.1	—	6,142.3

Kennedy-Wilson Holdings Inc. shareholders' equity	438.0	1,225.2	(438.0)	1,225.2
Accumulated other comprehensive income	(33.1)	(211.8)	33.1	(211.8)
Noncontrolling interests	1,157.0	223.9	—	1,380.9
Total equity	1,561.9	1,237.3	(404.9)	2,394.3
Total liabilities and equity	$4,043.1	$4,898.4	$(404.9)	$8,536.6
(1) Consists of investments that are consolidated in our financial statements and investments that are held through joint ventures.
(2) Includes cash and cash equivalents and cash held by consolidated investments.
(3) Includes $274.9 million and $249.4 million of accumulated depreciation and amortization for KWE and Non-KWE, respectively.
(4) Includes $1,028.2 million of total assets and $295.3 million of equity in European investments we made prior to KWE's formation.

	Nine Months Ended September 30, 2017
(Dollars in millions)	KWE	Non-KWE	Fee Elimination(1)	Total KWH
Revenue
Rental	$180.4	$193.2	$—	$373.6
Hotel	23.8	72.0	—	95.8
Sale of real estate	17.6	85.8	—	103.4
Dividend income	—	13.5	(13.5)	—
Investment management, property services and research fees	—	56.2	(14.9)	41.3
Loan purchases, loan originations and other	14.7	0.3	—	15.0
Total revenue	236.5	421.0	(28.4)	629.1
Operating expenses
Rental operating	42.8	67.7	—	110.5
Hotel operating	18.9	54.4	—	73.3
Cost of real estate sold	14.3	59.4	—	73.7
Commission and marketing	—	5.9	—	5.9
Compensation and related	0.7	112.8	—	113.5
General and administrative	7.0	23.7	—	30.7
Depreciation and amortization	82.6	74.6	—	157.2
Total operating expenses	166.3	398.5	—	564.8
Income from unconsolidated investments	—	48.8	—	48.8
Operating income	70.2	71.3	(28.4)	113.1
Non-operating income (expense)
Gain on sale of real estate	17.7	59.3	—	77.0
Acquisition-related expenses	(0.1)	(2.2)	—	(2.3)
Interest expense-investment	(53.4)	(54.4)	—	(107.8)
Interest expense-corporate	—	(51.1)	—	(51.1)
Management fee	(14.9)	—	14.9	—
Other income	2.0	2.6	—	4.6
Income before (provision for) benefit from income taxes	21.5	25.5	(13.5)	33.5
(Provision for) benefit from income taxes	(5.4)	4.5	—	(0.9)
Net income	$16.1	$30.0	$(13.5)	$32.6
(1) Only relates to fee elimination associated with our investment in KWE. We have additional fees eliminated associated with other equity partners.
Legacy European Investments
Prior to KWE's formation and for investments that do not meet KWE's investment guidelines, we have directly invested in 17 properties and a servicing platform in Europe that have total assets of $1,028.2 million included in our consolidated balance sheet and $295.3 million of equity as of September 30, 2017. As of September 30, 2017, our weighted average ownership in these investments was 64%.

Selected Financial Data
In order help the user of the financial statements understand our growth, we have included certain five-year selected financial data. The following tables show selected financial items for the three and nine months ended September 30, 2017 through 2013:

	Three Months Ended September 30,
(Dollars in millions, except per share amounts)	2017	2016	2015	2014	2013
GAAP
Revenues	$277.2	$174.3	$159.2	$113.7	$33.5
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(8.9)	(2.5)	14.9	(2.2)	(4.1)
Basic (loss) income per share of common stock	(0.08)	(0.03)	0.13	(0.03)	(0.06)
Diluted (loss) income per share of common stock	(0.08)	(0.03)	0.13	(0.03)	(0.06)
Non-GAAP(1)
Adjusted EBITDA	75.5	87.7	83.0	69.5	41.5
Adjusted EBITDA percentage change	(14)%	6%	19%	67%	—%
Adjusted Fees	26.7	24.2	30.2	22.2	22.0
Adjusted Fees percentage change	10%	(20)%	36%	1%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2017	2016	2015	2014	2013
GAAP
Revenues	$629.1	$523.0	$437.4	$257.0	$92.8
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	1.3	(11.6)	42.6	44.6	(10.2)
Basic income (loss) per share of common stock	0.01	(0.12)	0.40	0.47	(0.15)
Diluted income (loss) per share of common stock	0.01	(0.12)	0.40	0.47	(0.15)
Non-GAAP(1)
Adjusted EBITDA	255.0	233.0	249.5	261.0	109.5
Adjusted EBITDA percentage change	9%	(7)%	(4)%	138%	—%
Adjusted Fees	72.3	86.3	94.0	89.1	56.7
Adjusted Fees percentage change	(16)%	(8)%	5%	57%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.
The following tables show selected financial items as of September 30, 2017 and as of December 31, 2016 through 2013:

	September 30,	December 31,
(in millions)	2017	2016	2015	2014	2013
Cash and cash equivalents	$1,232.7	$885.7	$731.6	$937.7	$178.2
Total assets	8,536.6	7,659.1	7,595.6	6,297.6	1,786.8
Investment debt	4,340.8	3,956.1	3,627.5	2,175.7	400.2
Unsecured corporate debt	1,288.1	936.6	688.8	813.1	438.6
Kennedy Wilson equity	1,013.4	1,048.0	1,133.8	901.1	768.3
Noncontrolling interests	1,380.9	1,295.1	1,731.3	2,142.8	50.6
Total equity	2,394.3	2,343.1	2,865.1	3,043.9	818.9
Common shares outstanding	114.2	115.7	114.5	96.1	82.6

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
The table below details the changes our IMRES AUM for the nine months ended September 30, 2017:

(in millions)	December 31, 2016	Increases	Decreases	September 30, 2017
IMRES AUM(1)	$17,171.3	$2,420.8	$(1,343.7)	$18,248.4
(1) Includes the total capitalization of KWE based on KWE's period-end share price.
IMRES AUM increased 6% to approximately $18 billion as of September 30, 2017. The increase is due to new acquisitions, appreciation in the value of its investments, and foreign currency gains in the Company's investments and services segment due to the strengthening of the GBP quarter over quarter. This is offset by decreases due to dispositions of commercial and multifamily assets, collection of a previously outstanding loan, funding of capital commitments, and pay downs of investment debt.
Foreign currency and currency derivative instruments
Please refer to item 3. Quantitative and Qualitative Disclosures About Market Risk for our discussion regarding foreign currency and currency derivative instruments.

Results of Operations
KW Group Consolidated Financial Results: Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

	Three Months Ended September 30, 2017
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$125.5	$—	$—	$125.5
Hotel	37.3	—	—	37.3
Investment management, property services and research fees	—	16.1	—	16.1
Sale of real estate	89.8	—	—	89.8
Loans and other	8.5	—	—	8.5
Total Revenue	261.1	16.1	—	277.2
Operating expenses	(147.1)	(13.7)	(15.0)	(175.8)
Depreciation expense	(55.4)	—	—	(55.4)
Income from unconsolidated investments, net of depreciation and amortization	12.6	0.3	—	12.9
Operating income (loss)	71.2	2.7	(15.0)	58.9
Non-operating income (expense):
Gain on sale of real estate	5.3	—	—	5.3
Acquisition-related expenses	(1.0)	—	—	(1.0)
Interest expense-interest	(37.9)	—	—	(37.9)
Interest expense-corporate	—	—	(18.9)	(18.9)
Other non-operating expenses	(2.9)	—	2.6	(0.3)
(Benefit from) provision for income taxes	(1.4)	—	5.1	3.7
Total non-operating loss	(37.9)	—	(11.2)	(49.1)
Net income (loss)	33.3	2.7	(26.2)	9.8
Add back (less):
Interest expense-investment	37.9	—	—	37.9
Interest expense-corporate	—	—	18.9	18.9
Kennedy Wilson's share of interest expense included in unconsolidated investments	5.3	0.2	—	5.5
Depreciation and amortization	55.4	—	—	55.4
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	3.4	0.9	—	4.3
Provision for income taxes	1.4	—	(5.1)	(3.7)
Fees eliminated in consolidation	(7.9)	7.9	—	—
EBITDA attributable to noncontrolling interests(2)	(61.9)	—	—	(61.9)
Stock based compensation	—	—	9.3	9.3
Adjusted EBITDA(1)	$66.9	$11.7	$(3.1)	$75.5
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA.
(2) $43.2 million of depreciation, amortization, taxes and interest were attributable to noncontrolling interest for the three months ended September 30, 2017.

	Three Months Ended September 30, 2016
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total

Revenue
Rental	$122.9	$—	$—	$122.9
Hotel	31.4	—	—	31.4
Investment management, property services and research fees	—	14.1	—	14.1
Sale of real estate	2.5	—	—	2.5
Loans and other	3.4	—	—	3.4
Total Revenue	160.2	14.1	—	174.3
Operating expenses	(80.4)	(14.2)	(21.5)	(116.1)
Depreciation expense	(50.0)	—	—	(50.0)
Income from unconsolidated investments, net of depreciation and amortization	31.3	0.4		31.7
Operating income (loss)	61.1	0.3	(21.5)	39.9
Non-operating income (expense):
Gain on sale of real estate	21.5	—	—	21.5
Acquisition-related gains	7.6	—	—	7.6
Acquisition-related expenses	(1.0)	—	—	(1.0)
Interest expense-investments	(36.8)	—	—	(36.8)
Interest expense-corporate	—	—	(14.5)	(14.5)
Other non-operating expenses	1.9	—		1.9
Provision for income taxes	1.6	—	(7.1)	(5.5)
Total non-operating loss	(5.2)	—	(21.6)	(26.8)
Net income (loss)	55.9	0.3	(43.1)	13.1
Add back (less):
Interest expense-investment	36.8	—	—	36.8
Interest expense-corporate	—	—	14.5	14.5
Kennedy Wilson's share of interest expense included in unconsolidated investments	6.0	0.3	—	6.3
Depreciation and amortization	50.0	—	—	50.0
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	4.2	1.3	—	5.5
Benefit from income taxes	(1.6)	—	7.1	5.5
Fees eliminated in consolidation	(7.5)	7.5	—	—
EBITDA attributable to noncontrolling interests(2)	(59.6)	—	—	(59.6)
Stock based compensation	—	—	15.6	15.6
Adjusted EBITDA(1)	$84.2	$9.4	$(5.9)	$87.7
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA
(2) $44.5 million of depreciation, amortization and interest were attributable for noncontrolling interests for the three months ended September 30, 2016.
GAAP net loss to common shareholders was $8.9 million and $2.5 million for the third quarter of 2017 and 2016, respectively. Adjusted EBITDA was $75.5 million and $87.7 million for the third quarter of 2017 and 2016, respectively.
For same property multifamily units, total revenues increased 5.1%, net operating income increased 5.7%, and occupancy decreased to 93.4% from 93.8% for the same period in 2016. For same property commercial real estate, total revenues increased 1.6% and net operating income increased 0.5%, with occupancy decreasing to 95.7% from 96.4% from the same period in 2016.
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

(dollars in millions)	Three Months Ended September 30, 2017
	Investments		Services		Total
Revenues	$15.2	6%	$0.1	—%	$15.3	6%
Net Income	1.6	17%	0.1	1%	1.7	18%
Adjusted EBITDA	2.4	3%	0.5	1%	2.9	4%

(dollars in millions)	Three Months Ended September 30, 2016
	Investments		Services		Total
Revenues	$(12.0)	(7)%	$—	—%	$(12.0)	(7)%
Net Income	(0.6)	25%	(0.8)	30%	(1.4)	55%
Adjusted EBITDA	(2.2)	(2)%	(0.8)	(1)%	(3.0)	(3)%
Revenues
Investments Segment Revenues
Rental income was $125.5 million for the three months ended September 30, 2017 as compared to $122.9 million for the same period in 2016. The $2.6 million increase is primarily due to improved operating performance and acquisitions subsequent to the third quarter of 2016.
Hotel income was $37.3 million for the three months ended September 30, 2017 as compared to $31.4 million for the same period in 2016. The $5.9 million increase is primarily due to increases in average daily rates and occupancy and the opening of the Lake Club at the Ritz Carlton Lake Tahoe compared to the prior period. Additionally, more rooms were available for occupancy and less disruption at the Fairmont St Andrews and Portmarnock, both owned by KWE, due to the completion of room and common area upgrades.
    Loan and other income was $8.5 million for the three months ended September 30, 2017 as compared to $3.4 million for the same period in 2016. The $5.1 million increase is primarily attributable to the KWE sale of a loan secured by a hotel in the United Kingdom and cash collections on notes held be KWE.
Sale of real estate was $89.8 million for the three months ended September 30, 2017 as compared to $2.5 million for the same period in 2016. During the three months ended September 30, 2017, we recognized additional sale of real estate on 200 Capital Dock, a 130,000 sq. ft. office building under development in Dublin, Ireland, due to the construction progression on the building. It is anticipated that the building will be completed in the third quarter of 2018. Additionally, we sold a parcel of land and KWE sold a residential development project and two condominium units in Spain. During the three months ended September 30, 2016, we sold a parcel of land, which resulted in $2.5 million of sales proceeds.
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

The following table shows Adjusted Fees for the three-month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,
(dollars in millions)	2017	2016
Investment management and real estate services fees	16.1	14.1
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation(1)	7.9	7.5
Kennedy Wilson's share of fees in unconsolidated service businesses	2.7	2.6
Adjusted Fees(2)	$26.7	$24.2
(1) The three months ended September 30, 2017 and 2016 include $5.0 million and $5.3 million, respectively, of fees recognized in net (income) loss attributable to noncontrolling interests relating to the portion of fees paid by noncontrolling interest holders in KWE and equity partner investments.
(2) See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Adjusted Fees.

Investment management and real estate services fees were $16.1 million during the three months ended September 30, 2017 as compared to $14.1 million for the same period in 2016.
Fees earned from investments that were eliminated in consolidation totaled $7.9 million during the three months ended September 30, 2017 as compared to $7.5 million for the same period in 2016. In accordance with U.S. GAAP, these fees were excluded from total fees of $16.1 million and $14.1 million, respectively.
The table below shows a breakdown of Adjusted Fees from investment management and real estate related services for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
Fee Description	2017	2016
Investment Management - Base	$10.1	$10.5
Investment Management - Performance	4.7	1.4
Investment Management - Acquisition / Disposition	0.1	—
Investment Management - Total	14.9	11.9

Property Services and Research	11.8	12.3
Total Adjusted Fees(1)	$26.7	$24.2
(1)See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Adjusted Fees.

Investment management
Investment management generated adjusted fees of $14.9 million during the three months ended September 30, 2017 as compared to $11.9 million for the same period in 2016. The increase is primarily attributable to performance fees accrued on an office property in San Francisco, CA and the sale of a multifamily property in Las Vegas, NV. Additionally, we recognized $5.2 million and $5.7 million of adjusted fees related to our management of KWE during the three months ended September 30, 2017 and 2016, respectively. We will no longer earn such fees subsequent to the closing of the Transaction on October 20, 2017. Refer to Note 16 for further discussion.
Real estate related services
Real estate related services fees decreased to $11.8 million during the three months ended September 30, 2017 as compared to $12.3 million for the same period in 2016 due to decreased brokerage service fees.
Operating Expenses
Investments Segment Operating Expenses
Operating expenses for the three months ended September 30, 2017 increased to $202.5 million compared to $130.4 million for the same period in 2016. The increase is primarily attributable to the following:
During the three months ended September 30, 2017, we sold a parcel of land and recognized additional sale-related costs on 200 Capital Dock, a 130,000 sq. ft. office building under development in Dublin, Ireland, due to the construction progression on the building and KWE sold a residential development project and two condominium units in Spain, which resulted in $63.4 million of sale-related costs. During the three months ended September 30, 2016, we sold a parcel of land, which resulted in $2.5 million in sale-related costs.
Additionally, rental operating expenses increased by $3.4 million, and depreciation and amortization increased by $5.4 million primarily due to acquisitions subsequent to the third quarter of 2016.
Investment Management and Real Estate Services Segment Operating Expenses
Operating expenses for the three months ended September 30, 2017 decreased to $13.7 million as compared to $14.2 million for the same period in 2016.
Corporate Operating Expenses
Operating expenses for the three months ended September 30, 2017 were approximately $15.0 million as compared to $21.5 million for the same period in 2016. The decrease is mainly due to the expense taken in 2016 related to the 60% cliff vesting of restricted stock that was granted in 2012 under our Amended and Restated 2009 Equity Participation Plan.
Income from Unconsolidated Investments
Investments Segment Income from Unconsolidated Investments
During the three months ended September 30, 2017, income from unconsolidated investments was $12.6 million as compared to $31.3 million for the same period in 2016. During the three months ended September 30, 2017, KW Group sold one multifamily property in Las Vegas, NV, which resulted in a recognized gain of $0.9 million as compared to the sale of three multifamily properties in the Western United States in the prior period, which resulted in recognized gains of $21.5 million.
Investment Management and Real Estate Services Segment Income from Unconsolidated Investments
During the three months ended September 30, 2017, income from unconsolidated investments was $0.3 million compared to $0.4 million in 2016. The income recognized relates to our approximate 5% interest in a loan servicing platform in Spain with approximately €23.0 billion of assets under management.
Non-operating Items
Gain on sale of real estate was $5.3 million for the three months ended September 30, 2017 compared to $21.5 million during the same period in 2016. The gains recognized during the three months ended September 30, 2017 and 2016 relate primarily to sales by KWE of non-core assets out of its United Kingdom commercial property portfolio.
There were no acquisition-related gains during the three months ended September 30, 2017 compared to $7.6 million during the same period in 2016. During the three months ended September 30, 2016, KW Group acquired additional equity interests and took control of a development project in Kona, HI that was previously accounted for as an unconsolidated investment resulting in acquisition-related gains of $7.6 million. As required by U.S. GAAP and consolidation literature we revalued our existing interests at current market values, and, as such, we recorded acquisition related gains on those existing interests as discussed above.
Acquisition-related expenses were $1.0 million for the three months ended September 30, 2017 and the same period in 2016. The acquisition-related expenses during the three months ended September 30, 2017 relate primarily to the acquisition of three multifamily properties and one retail property in the Western United States. The acquisition-related expenses during the three months ended September 30, 2016 relate primarily to the acquisition of three multifamily properties in the Western United States.
Interest expense associated with corporate debt was $18.9 million for the three months ended September 30, 2017 as compared to $14.5 million for the same period in 2016. The increase relates primarily to the greater amount outstanding on our line of credit during the three months ended September 30, 2017. Additionally, during the third quarter of 2016, KW Group issued an additional $250.0 million of 5.875% senior unsecured notes due 2024 which resulted in the higher interest expense compared to the prior period.
Interest expense associated with investment debt was $37.9 million for the three months ended September 30, 2017 as compared to $36.8 million for the same period in 2016. The increase is due to acquisitions subsequent to the third quarter of 2016.
Other loss was $0.3 million for the three months ended September 30, 2017 as compared to other income of $1.9 million for the same period in 2016. The current period loss is primarily attributable to an impairment loss recorded on a commercial property in the Western United States. Additionally, the Company has £290.5 million of cash relating to the Transaction in an escrow account that was outstanding at quarter end. As a result, a change in foreign currency rates was recorded since the cash is held in a currency different than the Company's functional currency. During the three months ended September 30, 2017, the Company recognized a gain of $11.3 million in foreign currency changes which was offset by a loss of $8.7 million on associated hedges. The prior period had $2.0 million of realized gains on foreign currency derivative instruments that were not designated as net investment hedges.

During the three months ended September 30, 2017, KW Group generated pretax book income of $6.1 million related to its global operations and recorded a tax benefit of $3.7 million or -60.7% of pretax book income. The difference between the U.S. federal rate of 35% and the Company's effective rate is primarily attributable to income earned by noncontrolling interests which is not subject to corporate taxes, and non-deductible depreciation in the United Kingdom.
We had net income of $18.7 million attributable to noncontrolling interests during the three months ended September 30, 2017 compared to $15.1 million during the three months ended September 30, 2016. The income attributable to noncontrolling interest in the current period was primarily due to additional gains recognized on the sale of 200 Capital Dock due to the construction progression on the building and KWE sales activity. The income attributable to noncontrolling interest in the prior period was primarily due to KWE sales activity.
Preferred dividends and accretion of preferred stock issue costs were $0.0 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively. Due to the conversion of all outstanding shares of Series B Preferred Stock on December 28, 2016, there was no preferred stock outstanding during the three months ended September 30, 2017.
Other Comprehensive Income
The two major components that drive the change in other comprehensive income are the change in foreign currency rates and the gains or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the three months ended September 30, 2017 and 2016.

(Dollars in millions)	Three Months Ended September 30,
	2017	2016
Unrealized foreign currency translation gain (loss), net of noncontrolling interests and tax	$11.5	$(1.9)
Amounts reclassified out of accumulated other comprehensive loss during the period	0.1	0.7
Unrealized foreign currency derivative contract loss, net of noncontrolling interests and tax	(6.7)	(4.0)
Unrealized gain marketable securities, net of noncontrolling interests and tax	0.1	—
Other comprehensive income (loss)	5.0	(5.2)
Realized foreign currency exchange gain - consolidated statements of operations	11.3	1.8
Realized foreign currency derivative contract (loss) gain - consolidated statements of operations	(8.7)	0.2
Comprehensive income (loss) - foreign currency exchange	$7.6	$(3.2)
The main currencies that we have exposure to are the euro and pound sterling. The table below represents the change in rates over the three months ended September 30, 2017 and 2016 as compared to the U.S. Dollar:

	Three Months Ended September 30,
	2017	2016
Euro	4.0%	0.9%
GBP	3.4%	(2.2)%
Other comprehensive income (loss), net of taxes and noncontrolling interests, for the three months ended September 30, 2017 and 2016 was income of $5.0 million and a loss of $5.2 million, respectively.  The gains relating to unrealized foreign currency translation and the offsetting losses related to hedges during the current period are due to the strengthening of the GBP and euro against the US dollar.
Amounts reclassified out of accumulated other comprehensive income are for amounts that are moved out of other comprehensive income and recognized on the consolidated statements of operations. The reclassification for both periods related to the sale of an office buildings in Ireland.

KW Group Consolidated Financial Results: Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

	Nine Months Ended September 30, 2017
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$373.6	$—	$—	$373.6
Hotel	95.8	—	—	95.8
Investment management, property services and research fees	—	41.3	—	41.3
Sale of real estate	103.4	—	—	103.4
Loans and other	15.0	—	—	15.0
Total Revenue	587.8	41.3	—	629.1
Operating expenses	(320.8)	(40.1)	(46.8)	(407.7)
Depreciation expense	(157.2)	—	—	(157.2)
Income from unconsolidated investments, net of depreciation and amortization	46.9	2.0	—	48.9
Operating income (loss)	156.7	3.2	(46.8)	113.1
Non-operating income (expense):
Gain on sale of real estate	77.0	—	—	77.0
Acquisition-related expenses	(2.3)	—	—	(2.3)
Interest expense-investment	(107.8)	—	—	(107.8)
Interest expense-corporate	—	—	(51.1)	(51.1)
Other non-operating expenses	(2.4)	—	7.0	4.6
(Benefit from) provision for income taxes	(3.7)	—	2.8	(0.9)
Total non-operating loss	(39.2)	—	(41.3)	(80.5)
Net income (loss)	117.5	3.2	(88.1)	32.6
Add back (less):
Interest expense-investment	107.8	—	—	107.8
Interest expense-corporate	—	—	51.1	51.1
Kennedy Wilson's share of interest expense included in unconsolidated investments	16.5	0.5	—	17.0
Depreciation and amortization	157.2	—	—	157.2
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	10.3	2.7	—	13.0
Provision for income taxes	3.7	—	(2.8)	0.9
Fees eliminated in consolidation	(22.5)	22.5	—	—
EBITDA attributable to noncontrolling interests(2)	(154.0)	—	—	(154.0)
Stock based compensation	—	—	29.4	29.4
Adjusted EBITDA(1)	$236.5	$28.9	$(10.4)	$255.0
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA.
(2) $122.7 million of depreciation, amortization, taxes and interest were attributable to non-controlling interests for the nine months ended September 30, 2017.

	Nine Months Ended September 30, 2016
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total

Revenue
Rental	$363.1	$—	$—	$363.1
Hotel	87.3	—	—	87.3
Investment management, property services and research fees	—	46.7	—	46.7
Sale of real estate	16.7	—	—	16.7
Loans and other	9.2	—	—	9.2
Total Revenue	476.3	46.7	—	523.0
Operating expenses	(241.7)	(43.6)	(65.0)	(350.3)
Depreciation expense	(147.3)	—	—	(147.3)
Income from unconsolidated investments, net of depreciation and amortization	56.6	2.7	—	59.3
Operating income (loss)	143.9	5.8	(65.0)	84.7
Non-operating income (expense):
Gain on sale of real estate	76.0	—	—	76.0
Acquisition-related gains	16.2	—	—	16.2
Acquisition-related expenses	(9.4)	—	—	(9.4)
Interest expense-investment	(102.9)	—	—	(102.9)
Interest expense-corporate	—	—	(38.8)	(38.8)
Other non-operating expenses	7.6	—	—	7.6
Provision for income taxes	(2.6)	—	0.5	(2.1)
Total non-operating loss	(15.1)	—	(38.3)	(53.4)
Net income (loss)	128.8	5.8	(103.3)	31.3
Add back (less):
Interest expense-investment	102.9	—	—	102.9
Interest expense-corporate	—	—	38.8	38.8
Kennedy Wilson's share of interest expense included in unconsolidated investments	17.9	0.7	—	18.6
Depreciation and amortization	147.3	—	—	147.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	13.3	2.7	—	16.0
Benefit from income taxes	2.6	—	(0.5)	2.1
Fees eliminated in consolidation	(30.3)	30.3	—	—
EBITDA attributable to noncontrolling interests(2)	(171.8)	—	—	(171.8)
Stock based compensation	—	—	47.8	47.8
Adjusted EBITDA(1)	$210.7	$39.5	$(17.2)	$233.0
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA
(2) $130.5 million of depreciation, amortization and interest were attributable to non-controlling interests for the nine months ended September 30, 2016.
GAAP net income (loss) to common shareholders was income of $1.3 million and a loss of $11.6 million for the nine months ended September 30, 2017 and 2016, respectively. Adjusted EBITDA was $255.0 million and $233.0 million for the nine months ended September 30, 2017 and 2016, respectively.
For same property multifamily units, total revenues increased 5.9%, net operating income increased 6.2% and occupancy decreased to 94.0% from 94.2% for the same period in 2016. For same property commercial real estate, total revenues increased 0.4%, net operating income remained flat, and occupancy remained flat at 95.9% for the same period in 2016.
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

(dollars in millions)	Nine Months Ended September 30, 2017
	Investments		Services		Total
Revenues	$18.2	3%	$0.2	—%	$18.4	3%
Net Income	1.8	147%	0.2	19%	2.0	166%
Adjusted EBITDA	3.0	1%	0.7	—%	3.7	1%

(dollars in millions)	Nine Months Ended September 30, 2016
	Investments		Services		Total
Revenues	$(20.9)	(4)%	$—	—%	$(20.9)	(4)%
Net Income	(1.1)	(10)%	(1.3)	(11)%	(2.4)	(21)%
Adjusted EBITDA	(3.8)	(2)%	(1.3)	—%	(5.1)	(2)%
Revenues
Investments Segment Revenues
Rental income was $373.6 million for the nine months ended September 30, 2017 as compared to $363.1 million for the same period in 2016. The $10.5 million increase is primarily due to improved operating performance and acquisitions subsequent to the third quarter of 2016.
Hotel income was $95.8 million for the nine months ended September 30, 2017 as compared to $87.3 million for the same period in 2016. The $8.5 million increase is primarily due to the longer ski season and opening of the Lake Club at the Ritz Carlton Lake Tahoe compared to the prior period. Additionally, more rooms were available for occupancy and less disruption at the Fairmont St Andrews and Portmarnock, both owned by KWE, due to the completion of room and common area upgrades.
Loan and other income was $15.0 million for the nine months ended September 30, 2017 as compared to $9.2 million for the same period in 2016. The $5.8 million increase is primarily attributable to the KWE sale of a loan secured by a hotel in the United Kingdom and cash collections on notes held by KWE.
Sale of real estate was $103.4 million for the nine months ended September 30, 2017 as compared to $16.7 million for the same period in 2016. During the nine months ended September 30, 2017, we sold and entered into a development agreement for 200 Capital Dock, a 130,000 sq. ft. office building under development in Dublin, Ireland. Additionally, we sold a parcel of land and KWE sold a residential development project and two condominium units in Spain. During the nine months ended September 30, 2016, we sold two condominium units, a vacant lot and a parcel of land.
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

The following table shows Adjusted Fees for the nine-month periods ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
(dollars in millions)	2017	2016
Investment management and real estate services fees	41.3	46.7
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation(1)	22.5	30.3
Kennedy Wilson's share of fees in unconsolidated service businesses	8.5	9.3
Adjusted Fees(2)	$72.3	$86.3
(1) The nine months ended September 30, 2017 and 2016 include $14.2 million and $19.4 million, respectively, of fees recognized in net (income) loss attributable to noncontrolling interests relating to the portion of fees paid by noncontrolling interest holders in KWE and equity partner investments.
(2) See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Adjusted Fees.

Investment management and real estate services fees were $41.3 million during the nine months ended September 30, 2017 as compared to $46.7 million for the same period in 2016.
Fees earned from investments that were eliminated in consolidation totaled $22.5 million during the nine months ended September 30, 2017 as compared to $30.3 million for the same period in 2016. In accordance with U.S. GAAP, these fees were excluded from total fees of $41.3 million and $46.7 million, respectively.
The table below shows a breakdown of Adjusted Fees from investment management and real estate related services for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
Fee Description	2017	2016
Investment Management - Base	$29.4	$32.1
Investment Management - Performance	8.5	17.4
Investment Management - Acquisition / Disposition	0.6	0.3
Investment Management - Total	38.5	49.8

Property Services and Research	33.8	36.5
Total Adjusted Fees(1)	$72.3	$86.3
(1) See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Adjusted Fees.

Investment Management
Investment management generated adjusted fees of $38.5 million during the nine months ended September 30, 2017 as compared to $49.8 million for the same period in 2016. The decrease is primarily attributable to prior period performance fees earned on the sale of an Irish office building. In the current period, the Company accrued and earned performance fees on an office property in San Francisco, CA and the sale of a multifamily property in Las Vegas, NV. Additionally, the unrealized performance fees recognized related to the management of the Funds decreased. Each period, the Company calculates the performance fee that would be due to the Company if the Funds and their underlying investments were realized at their estimated fair values. In the current period, the Company recognized less unrealized performance fees as the fair values of the underlying properties did not increase above the Funds' preferred return thresholds at an equivalent amount over the same period in 2016. Additionally, we recognized $14.9 million and $17.3 million of adjusted fees related to our management of KWE during the nine months ended September 30, 2017 and 2016, respectively. We will no longer earn such fees subsequent to the closing of the Transaction on October 20, 2017. Refer to Note 16 for further discussion.
Real Estate Related Services
Real estate related services fees decreased to $33.8 million during the nine months ended September 30, 2017 as compared to $36.5 million for the same period in 2016 due to decreased brokerage service fees.
Operating Expenses
Investments Segment Operating Expenses

Operating expenses for the nine months ended September 30, 2017 increased to $478.0 million compared to $389.0 million for the same period in 2016. The increase is primarily attributable to the following:
During the nine months ended September 30, 2017, we sold and entered into a development agreement for 200 Capital Dock, a 130,000 sq. ft. office building under development in Dublin, Ireland and KWE sold a residential development project and two condominium units in Spain, which resulted in $73.7 million of sale-related costs. During the nine months ended September 30, 2016, we sold two condominium units, a vacant lot and a parcel of land, which resulted in $13.1 million in sale-related costs.
Additionally, rental operating expenses increased by $12.1 million, and depreciation and amortization increased by $9.9 million primarily due to acquisitions subsequent to the third quarter of 2016.
Investment Management and Real Estate Services Segment Operating Expenses
Operating expenses for the nine months ended September 30, 2017 decreased to $40.1 million as compared to $43.6 million for the same period in 2016. The decrease is primarily attributable to a decrease in general and administrative expenses in this segment.
Corporate Operating Expenses
Operating expenses for the nine months ended September 30, 2017 were approximately $46.8 million as compared to $65.0 million for the same period in 2016. The decrease is mainly due to the expense taken in 2016 related to the 60% cliff vesting of restricted stock that was granted in 2012 under our Amended and Restated 2009 Equity Participation Plan.
Income from Unconsolidated Investments
Investments Segment Income from Unconsolidated Investments
During the nine months ended September 30, 2017, income from unconsolidated investments was $46.9 million as compared to $56.6 million for the same period in 2016. During the nine months ended September 30, 2017, KW Group sold one commercial property and two multifamily properties in the Western United States, which resulted in recognized gains of $9.2 million as compared to the sale of three multifamily properties in the Western United States in the prior period, which resulted in recognized gains of $21.5 million.

Investment Management and Real Estate Services Segment Income from Unconsolidated Investments
During the nine months ended September 30, 2017, income from unconsolidated investments was $2.0 million compared to $2.7 million in 2016. The income recognized relates to our approximate 5% interest in a loan servicing platform in Spain with approximately €23.0 billion of assets under management.
Non-operating Items
Gain on sale of real estate was $77.0 million for the nine months ended September 30, 2017 compared to $76.0 million during the same period in 2016. The gains recognized during the nine months ended September 30, 2017 relate primarily to the sale of Rock Creek Landing, a 576-unit wholly-owned multifamily community in Kent, Washington, the sale of the multifamily component of The Rock, a 233-unit apartment complex in Manchester, England, and sales by KWE of non-core assets out of its United Kingdom commercial property portfolio. The gains recognized during the nine months ended September 30, 2016 relate primarily to the sale of a commercial property in the United Kingdom, the sale of a commercial property in Ireland, and the sales by KWE of non-core assets out of its United Kingdom commercial property portfolio.
There were no acquisition-related gains during the nine months ended September 30, 2017 compared to $16.2 million during the same period in 2016. During the nine months ended September 30, 2016, KW Group acquired additional equity interests and took control of a development project in Kona, HI and a retail center in the Western United States that were previously accounted for as unconsolidated investments. As required by U.S. GAAP and consolidation literature we revalued our existing interests at current market values and, as such, we recorded acquisition related gains on those existing interests as discussed above.
Acquisition-related expenses were $2.3 million for the nine months ended September 30, 2017 compared to $9.4 million during the same period in 2016. The acquisition-related expenses during the nine months ended September 30, 2017 relate primarily to the acquisition of three multifamily properties, an office property, and a retail property in the Western United States. The acquisition-related expenses during the nine months ended September 30, 2016 relate primarily to professional fees and the payment of stamp duty taxes in the United Kingdom and Ireland.

Interest expense associated with corporate debt was $51.1 million for the nine months ended September 30, 2017 as compared to $38.8 million for the same period in 2016. During the third quarter of 2016, KW Group issued an additional $250.0 million of 5.875% senior unsecured notes due 2024 which resulted in the higher interest expense. In addition, the greater amount outstanding on our line of credit during the nine months ended September 30, 2017 led to increased interest expense as compared to the prior period.
Interest expense associated with investment debt was $107.8 million for the nine months ended September 30, 2017 as compared to $102.9 million for the same period in 2016. The increase is due to acquisitions subsequent to the third quarter of 2016.
Other income was $4.6 million for the nine months ended September 30, 2017 as compared to $7.6 million for the same period in 2016. In the current period, the Company has £290.5 million of cash relating to the Transaction in an escrow account. Since this is held in a currency different than the Company's functional currency changes in foreign currency rates are recorded to other income. During the nine months ended September 30, 2017, the Company recognized a gain of $22.5 million which was offset by a loss of $15.5 million on associated hedges. The prior period had $6.3 million of realized gains primarily on GBP hedges that were not designated for hedge accounting.
During the nine months ended September 30, 2017, KW Group generated pretax book income of $33.5 million related to its global operations and recorded a tax expense of $0.9 million or 2.7% of pretax book income. As a result of the adoption of ASU 2016-09 on January 1, 2017, the Company recorded an adjustment to opening retained earnings of $9.3 million for excess tax benefits from share awards which had not been recognized under the prior accounting standard. In addition, as a result of the adoption of ASU 2016-09, the Company recorded a tax benefit of $4.1 million through September 30, 2017 related to excess tax benefits realized from the vesting of restricted stock awards and dividend equivalents on unvested restricted stock. The difference between the U.S. federal rate of 35% and the Company's effective rate is primarily attributable to excess tax benefit from vesting of restricted stock awards, income earned by noncontrolling interests which is not subject to corporate taxes, and non-deductible depreciation in United Kingdom.
We had net income of $31.3 million attributable to noncontrolling interests during the nine months ended September 30, 2017 compared to $41.3 million net income during the nine months ended September 30, 2016. The decrease is due to greater sales in the prior period resulting in more gains allocated to noncontrolling interests.
Preferred dividends and accretion of preferred stock issue costs was $0.0 million and $1.6 million for the nine months ended September 30, 2017 and 2016, respectively. Due to the conversion of all outstanding shares of Series B Preferred Stock on December 28, 2016, there was no Preferred Stock outstanding during the nine months ended September 30, 2017.
Other Comprehensive Income
The two major components that drive the change in other comprehensive income are the change in foreign currency rates and the gains or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the nine months ended September 30, 2017 and 2016.

(Dollars in millions)	Nine Months Ended September 30,
	2017	2016
Unrealized foreign currency translation gain (loss), net of noncontrolling interests and tax	$39.7	$(10.9)
Amounts reclassified out of accumulated other comprehensive loss during the period	0.1	3.4
Unrealized foreign currency derivative contract loss, net of noncontrolling interests and tax	(20.1)	(7.4)
Unrealized gain marketable securities, net of noncontrolling interests and tax	0.2	0.2
Other comprehensive loss	19.9	(14.7)
Realized foreign currency exchange gain (loss) - consolidated statements of operations	22.5	(1.5)
Realized foreign currency derivative contract (loss) gain - consolidated statements of operations	(15.5)	7.8
Comprehensive income (loss) - foreign currency exchange	$26.9	$(8.4)
The main currencies that we have exposure to are the euro and pound sterling. The table below represents the change in rates over the nine months ended September 30, 2017 and 2016 as compared to the U.S. Dollar:

	Nine Months Ended September 30,
	2017	2016
Euro	12.9%	3.0%
GBP	9.1%	(12.0)%

Other comprehensive income (loss), net of taxes and noncontrolling interests, for the nine months ended September 30, 2017 and 2016 was income of $19.9 million and a loss of $14.7 million, respectively.  The gains in the current period are due to the strengthening of the GBP and the euro as markets have become more settled post Brexit. The losses relating to unrealized foreign currency translation during the prior period are due to the decline of the GBP stemming from the Brexit vote.
Amounts reclassified out of accumulated other comprehensive income are for amounts that are moved out of other comprehensive income and recognized on the statement of operations. The reclassification for current period relates to the sale of an office building in Ireland. The prior period relates to the resolution of European loan pools and the sale of an office property in Ireland during the year.

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
Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, dividend payments to our stockholders, capital expenditures and, potentially, acquisitions both at the property level and corporate level. We expect to meet our short-term liquidity requirements through our existing cash and cash equivalents plus capital generated from our IMRES business, sales of real estate, collections from loans and loan pools, as well as availability on our current revolving lines of credit ($125.0 million undrawn as of September 30, 2017). As of September 30, 2017, we and our consolidated subsidiaries (including KWE) had approximately $1.7 billion of potential liquidity, which includes approximately $427 million of availability under lines of credit and $1.2 billion of cash for KWH and KWE, collectively.
On October 20, 2017, the Company announced the closing of the KWE Transaction which was funded with 37,226,695 shares of KWH and $752.6 million in cash ($697.2 million to KWE shareholders and $55.4 million in transaction costs). On October 20, 2017, the Company also closed on its new A&R Facility and currently has $400.0 million outstanding with $300.0 million available to draw. With the new A&R Facility, which amends and restates the Company's existing unsecured revolving credit facility and the close of the KWE Transaction, the Company has terminated the KWE Facility which had an availability of $301.5 million (£225 million). Upon the closing of the Transaction, KW Group's liquidity decreased by $752.6 million.
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
Development and redevelopment
Kennedy Wilson has a number of development, redevelopment and entitlement projects that are underway or in the planning stages.  These initiatives may ultimately result in 2,620 multifamily units and 409,000 commercial rentable square feet, along with substantial upgrades to certain multifamily and commercial properties and hotels. If these projects were brought to completion the estimated share of the Company's total capital would be approximately $704.1 million which we expect would be funded through our existing equity, third party equity, project sales and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. As of September 30, 2017, we expect to invest $466.1 million cash commitments to develop to completion or complete the entitlement process on these projects. These figures are budgeted costs and are subject to change. We and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process.  In many cases, we allocated little to no basis to the land that was acquired in conjunction with nearby income producing properties.
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
The Capital Dock development is currently being funded with proceeds from the sale of 200 Capital Dock, equity from us and our equity partners as well as a construction loan that we have in place. We hold 42.5% ownership interest in the development and as of September 30, 2017 we have invested $43.5 million of equity in the project. During the nine months ended September 30, 2017, we contributed a total of $19.2 million to the project. Additionally, we received a $22.7 million distribution relating to the $142.8 million construction loan that we entered into during the second quarter of 2017 ($74.5 million drawn down as of September 30, 2017).
We currently expect the estimated remaining cost to complete the development to be approximately $200 million with additional equity from us of approximately $70.3 million.  The remainder will be funded form our partners, undrawn proceeds from the construction loan and cash received from the sale of 200 Capital Dock. We expect to be finished by the end of 2018. This is a budgeted figure, however, and is subject to change (increase or decrease) due to a number of factors, including, that this project is being developed under a construction management contract with the general contractor and therefore could be called upon to contribute additional capital in the event that actual costs exceed budgeted costs (currently approximately 80% of the budgeted costs have been fixed under price-capped agreements between the general contractor and various subcontractors). We may decide to sell all or part of the remaining Capital Dock development before the development is complete. In addition to Capital Dock, we are concurrently building approximately 259 multifamily units in Dublin, Ireland.
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

Under our current joint venture strategy, we generally contribute property expertise and a fully funded initial cash contribution, with commitments to provide additional funding. As of September 30, 2017, we have unfulfilled capital commitments totaling $63.8 million to our unconsolidated investments, including $50.0 million relating to Kennedy Wilson Real Estate Fund VI, LP. Accordingly, we generally do not have significant contractual capital commitments with unconsolidated entities beyond our initial capital contribution.

Foreign subsidiaries
We have subsidiaries in the United Kingdom, Ireland, Luxembourg, Spain and Jersey which manage our European real estate investments, as well as subsidiaries in Ireland and Scotland that operate hotel businesses. As of September 30, 2017, two of our foreign subsidiaries have positive, accumulated earnings of $12.6 million.  U.S. domestic taxes have not been provided on amounts earned by such foreign companies since it is our plan to indefinitely reinvest amounts earned by these foreign subsidiaries. If these earnings were repatriated to the United States, additional U.S. domestic taxes of $3.1 million would be incurred.
Cash Flows
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions from our unconsolidated investments, revenues from our IMRES business net of operating expenses and other general and administrative costs.  Substantially all cash flows provided by operations of $129.6 million and $78.4 million for the nine months September 30, 2017 and 2016, respectively, are due to lease payments derived from our rental properties and operating distributions from our unconsolidated investments which have increased during the current period due to gains on sales of unconsolidated investments. These amounts are partially offset from the payment of annual discretionary compensation during both periods and interest expense to fund our investment business.
Investing
Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in unconsolidated investments, capital expenditures, purchases of loans secured by real estate, as well as return of capital from dispositions or refinances. Net cash used in investing activities totaled $142.7 million for the nine months ended September 30, 2017. KW Group invested $475.0 million for additions to real estate (including $54.4 million by KWE). KW Group collected $16.9 million on a loan secured by an office property in San Diego, CA during the first quarter and sale of a loan secured by a hotel in KWE during the third quarter. In addition to this sale, KW Group received $261.9 million primarily from the sale of real estate from Rock Creek, the sale of the multifamily component of The Rock and non-core assets at KWE (including $88.5 million by KWE).
Net cash used in investing activities totaled $323.4 million for the nine months ended September 30, 2016. This was primarily due to $748.4 million of purchases and additions to real estate by KW Group (including $376.7 million by KWE). In addition, KW Group collected $145.4 million from the sale of a portfolio of loans by KWE during the first quarter. In addition to this sale, KW Group received $266.0 million mainly from the sale of real estate mainly in Europe (including $158.0 million by KWE).
Financing
Our net cash related to financing activities are generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash provided by financing activities totaled $308.6 million for the nine months ended September 30, 2017.  The Company drew $400.0 million on its line of credit during the first nine months of the year and repaid $50.0 million on the line of credit. The draw was used to fund an escrow account for the consideration payable by the Company in the KWE transaction as described further below under the caption "Indebtedness and Related Covenants." KW Group received proceeds of $258.3 million from mortgage loans to finance and refinance consolidated property acquisitions. These were partially offset by repayment of $142.6 million of investment debt, of which $67.6 million were related to repayments by KWE, and distributions of $93.3 million to noncontrolling interest holders.
Net cash provided by financing activities totaled $535.9 million for the nine months ended September 30, 2016. KW Group received proceeds of $250.0 million form the issuance of senior notes and $933.4 million from mortgage loans to finance and refinance consolidated property acquisitions (including $636.9 million by KWE) and drew and repaid $125.0 million on its line of credit. These were partially offset by repayment of $407.1 million of investment debt, of which $349.5 million were related to repayments by KWE, and distributions of $94.8 million to noncontrolling interest holders.

Contractual Obligations and Commercial Commitments
At September 30, 2017, KW Group's contractual cash obligations, including debt and operating leases, included the following:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Borrowings:(1)(4)
Investment debt(2)(4)	$4,368.5	$61.6	$1,048.5	$829.4	$2,429.0
Senior notes(3)(4)	955.0	—	—	—	955.0
Line of credit	350.0	—	350.0	—	—
Total borrowings	5,673.5	61.6	1,398.5	829.4	3,384.0
Operating leases	10.2	0.6	5.6	2.5	1.5
Total contractual cash obligations	$5,683.7	$62.2	$1,404.1	$831.9	$3,385.5

(1) See notes 8-10 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: three months ending December 31, 2017 - $49.3; 1-3 years - $557.7; 4-5 years - $314.4; After 5 years - $349.3. The interest payments on variable rate debt have been calculated using the interest rate in effect at September 30, 2017.
(2) Excludes $0.4 of net unamortized debt discount on investment debt.
(3) Excludes $2.0 of net unamortized debt discount on senior notes.
(4) Excludes $42.2 of unamortized loan fees.

At September 30, 2017, our share of contractual cash obligations (excluding amounts that are attributable to noncontrolling interests), including debt and operating leases, included the following:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations(1)
Borrowings:(2)
Investment debt	$2,396.9	$61.2	$504.8	$284.1	$1,546.8
Senior notes(3)	955.0	—	—	—	955.0
Line of credit	350.0	—	350.0	—	—
Total borrowings	3,701.9	61.2	854.8	284.1	2,501.8
Operating leases	10.2	0.6	5.6	2.5	1.5
Total contractual cash obligations	$3,712.1	$61.8	$860.4	$286.6	$2,503.3

(1) Figures are reflective of our actual 23.8% ownership of KWE as of September 30, 2017.
(2) See notes 8-10 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments.
(3) Excludes $2.0 of net unamortized debt discount on senior notes.

Indebtedness and Related Covenants
The following describes KWH's corporate indebtedness and related covenants.
Senior Notes Payable
In March 2014, Kennedy-Wilson, Inc., completed a public offering of $300.0 million aggregate principal amount of 5.875% Senior Notes due 2024 (the “2024 Notes”), for approximately $290.7 million, net of discount and estimated offering expenses. The 2024 Notes were issued pursuant to an indenture dated as of March 25, 2014, by and among Kennedy-Wilson, Inc., as issuer, and Wilmington Trust National Association, as trustee, as supplemented by a supplemental indenture, dated as of March 25, 2014, by and between Kennedy-Wilson, Inc. as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantors, and Wilmington Trust National Association, as trustee (the indenture, as so supplemented, the “2024 Indenture”). The issuer's obligations under the 2024 Notes are fully and unconditionally guaranteed by

Kennedy-Wilson Holdings, Inc. and the subsidiary guarantors. At any time prior to April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at the redemption price specified in the 2024 Indenture, plus accrued and unpaid interest, if any, to the redemption date. Prior to April 1, 2017, the issuer may also redeem up to 35% of the 2024 Notes from the proceeds of certain equity offerings. Interest on the 2024 Notes accrues at a rate of 5.875% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2014. The 2024 Notes will mature on April 1, 2024. In November 2014 and August 2016, we completed two additional public offerings of $350 million and $250 million, respectively, aggregate principal amounts of 5.875% Senior Notes, due 2024 (the “Additional Notes”). The Additional Notes have substantially identical terms as the 2024 Notes described above, and are treated as a single series with the 2024 Notes under such 2024 Indenture. The Additional Notes were issued and sold at a public offering prices of 100.0% of their principal amount, plus accrued interest. The amount of the 2024 Notes included in the accompanying consolidated balance sheets was $898.0 million at September 30, 2017.

In November and December 2012, Kennedy-Wilson, Inc. completed a public offering of $55.0 million aggregate principal amount of 7.750% Senior Notes due 2042 (the "2042 Notes"). The 2042 Notes were issued pursuant to an indenture dated as of November 28, 2012, by and among Kennedy-Wilson, Inc., as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantees and Wilmington Trust National Association, as trustee, as amended by various subsequent supplemental indentures. The issuer's obligations under the 2042 Notes are fully and unconditionally guaranteed by Kennedy Wilson and the subsidiary guarantors. At any time prior to December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after December 1, 2017, the issuer may redeem the 2042 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. Interest on the 2042 Notes accrues at a rate of 7.750% per annum and is payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on March 1, 2013. The 2042 Notes will mature on December 1, 2042. The amount of the 2042 Notes included in the accompanying consolidated balance sheets was $55.0 million at September 30, 2017.

On October 3, 2017 the Company announced its election to redeem in full the 2042 Notes at a redemption price equal to 100% of the principal amount. The redemption date will be December 1, 2017, and accrued interest on the Senior Notes through the redemption date will be paid, on the redemption date, to holders of record of the Senior Notes as of the close of business on the immediately preceding November 15, 2017.
KWE Senior Notes Payable
In June 2015, KWE completed its inaugural bond offering ("KWE Bonds") of approximately $401.9 million (based on
September 30, 2017 rates) (£300 million) in 3.95% fixed-rate senior unsecured bonds due 2022. In September 2016, KWE completed an additional bond offering of approximately $268.0 million (based on September 30, 2017 rates) (£200 million) under the same indenture as the KWE Bonds mentioned above. The KWE Bonds have a carrying value of $669.7 million at September 30, 2017. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros.

In addition, during the fourth quarter of 2015, KWE established a £2.0 billion (approximately $2.7 billion based on September 30, 2017 rates) Euro Medium Term Note Programme ("EMTN"). Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. During the fourth quarter of 2015 and second quarter of 2016, KWE drew down under its EMTN Programme, with the issuances of senior unsecured notes for an aggregate principal amount of approximately $649.8 million (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $645.9 million have an annual fixed coupon of 3.25%, and mature in 2025. The KWE Notes rank pari passu with the KWE Bonds, and are subject to the same restrictive covenants.

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
Borrowings Under Line of Credit

On December 10, 2015, Kennedy-Wilson, Inc. (the “Borrower”), a wholly-owned subsidiary of KWH entered into a $475.0 million unsecured revolving credit facility (the “KW Revolving Facility”) with a syndicate of lenders including JPMorgan Chase Bank, N.A., Deutsche Bank AG New York Branch, U.S. Bank N.A., East West Bank, Fifth Third Bank, The Governor and Company of the Bank of Ireland, Compass Bank and City National Bank and Bank of America, N.A., acting as administrative agent and letter of credit issuer. Loans under the KW Revolving Facility bear interest at a rate equal to LIBOR plus 2.50% or 3.00%, depending on the consolidated leverage ratio as of the applicable measurement date, and have a maturity date of December 10, 2018. Subject to certain conditions precedent and at the Borrower’s option, the maturity date of the KW Revolving Facility may be extended by one year. As of September 30, 2017, there was $350.0 million outstanding under the secured credit facility, with $125.0 million still available.

On October 3, 2017, the Borrower, KWH and certain subsidiaries of the Company (the “Subsidiary Guarantors”) entered into an Escrow Agreement with a syndicate of lenders (the “Lenders”), Bank of America, N.A. ("BofA"), as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill"), JPMorgan Chase Bank, N.A. ("JPM") and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, pursuant to which the parties delivered executed signature pages to a $700 million unsecured revolving credit and term loan facility (the “A&R Facility”), which is intended to amend and restate the Borrower’s existing revolving credit facility. The Borrower’s existing revolving credit facility currently has an outstanding balance of $350 million. The A&R Facility is comprised of a $500 million revolving line of credit and a $200 million term loan facility. Loans under the revolving line of credit bear interest at a rate equal to LIBOR plus between 1.75% and 2.75%, depending on the consolidated leverage ratio as of the applicable measurement date. Loans under the term loan facility bear interest at a rate equal to LIBOR plus between 1.65% and 2.65%, depending on the consolidated leverage ratio as of the applicable measurement date. The A&R Facility has a maturity date of March 31, 2021. Subject to certain conditions precedent and at the Borrower’s option, the maturity date of the A&R Facility may be extended by one year. On October 20, 2017, the closing date of the A&R Facility, the Company drew the full term loan amount of $200.0 million, repaid $150.0 million on the existing revolving credit facility and borrowed $200.0 million under the A&R Facility's revolving line. The Company has an outstanding balance of $400.0 million on the A&R Facility with $300.0 million available to be drawn under the revolving credit facility.
KWE Facility
In August 2014, KWE entered into a three-year unsecured floating rate revolving debt facility ("KWE Facility") with Bank of America Merrill Lynch, Deutsche Bank, and J.P. Morgan Chase of approximately $301.5 million (£225 million) with a syndicate of banks. The KWE Facility requires KWE to maintain (i) a maximum consolidated leverage ratio (as defined in the revolving loan agreement) of no more than 60%; (ii) a minimum fixed charge coverage ratio where consolidated EBITDA to consolidated fixed charges is no less than 1.9 to 1.0 for the last four quarters; (iii) unencumbered assets of no less than 125% of the unsecured indebtedness (less cash & cash equivalents); and (iv) a maximum secured recourse indebtedness for consolidated secured recourse debt to not exceed 2.5% of total asset value at any time. As of September 30, 2017, the unsecured credit facility was undrawn, with $301.5 million (£225 million) still available based on rates as of September 30, 2017. On July 11, 2017, KWE secured an extension to the terms of the KWE Facility.
On October 20, 2017 with the closing of the Transaction and the Company's new A&R Facility KWH terminated the KWE Facility.
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
As of September 30, 2017, our consolidated leverage ratio was 60.8%, fixed charge coverage ratio was 2.7 to 1.00, consolidated tangible net worth was $1,323.1 million, adjusted secured leverage ratio was 40.1%, secured recourse leverage ratio was 1.1%, recourse leverage ratio was 1.03, and liquidity was $1,077.8 million. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by KWH and certain of its wholly-owned subsidiaries.

The indentures governing the 2024 Notes and 2042 Notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. As of September 30, 2017, the balance sheet leverage ratio was 1.29 to 1.00.
Off-Balance Sheet Arrangements
We have provided guarantees associated with loans secured by consolidated assets. At September 30, 2017, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $51.7 million. The guarantees expire through 2026, and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
As of September 30, 2017, we have unfulfilled capital commitments totaling $63.8 million to our unconsolidated investments including $50.0 million relating to Kennedy Wilson Real Estate Fund VI, LP. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
Please refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for discussion of our non-recourse carve-out guarantees arrangements, as there have been no material changes to that disclosure.
Certain Non-GAAP Measures and Reconciliations
The table below is a reconciliation of Non-GAAP measures to their most comparable GAAP measures, for amounts relating to the three and nine months ended September 30, 2017 through 2013.

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2017	2016	2015	2014	2013	2017	2016	2015	2014	2013
Net income (loss)	$9.8	$13.1	$5.1	$(3.0)	$(2.8)	$32.6	$31.3	$30.7	$110.6	$(6.7)
Non-GAAP Adjustments
Add back:
Interest expense	56.8	51.3	43.0	28.2	13.1	158.9	141.7	113.4	69.8	37.1
Early extinguishment of corporate debt	—	—	—	1.5	—	—	—	—	1.5	—
Kennedy Wilson's share of interest expense included in unconsolidated investments	5.5	6.3	7.1	7.9	12.7	17.0	18.6	20.7	28.4	33.4
Depreciation and amortization	55.4	50.0	44.9	34.7	4.5	157.2	147.3	119.5	67.3	12.0
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	4.3	5.5	5.3	9.9	11.8	13.0	16.0	22.5	37.1	31.3
Provision for (benefit from) from income taxes	(3.7)	5.5	4.5	6.6	0.8	0.9	2.1	32.5	40.8	(1.4)
Share-based compensation	9.3	15.6	5.5	5.3	2.0	29.4	47.8	19.6	8.7	5.4
EBITDA attributable to noncontrolling interests	(61.9)	(59.6)	(32.4)	(21.6)	(0.6)	(154.0)	(171.8)	(109.4)	(103.2)	(1.6)
Adjusted EBITDA	$75.5	$87.7	$83.0	$69.5	$41.5	$255.0	$233.0	$249.5	$261.0	$109.5

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2017	2016	2015	2014	2013	2017	2016	2015	2014	2013
Investment management, property services and research fees(1)	$16.1	$14.1	$15.1	$12.9	$20.9	$41.3	$46.7	$47.0	$65.0	$54.0
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation	7.9	7.5	12.1	6.1	1.1	22.5	30.3	36.4	13.8	2.7
Kennedy Wilson's share of fees in unconsolidated service businesses	2.7	2.6	3.0	3.2	—	8.5	9.3	10.6	10.3	—
Adjusted Fees	$26.7	$24.2	$30.2	$22.2	$22.0	$72.3	$86.3	$94.0	$89.1	$56.7
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
The table below is a reconciliation of Non-GAAP measures included within the Company's same property analysis, to their most comparable GAAP measures.

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Same Property		Same Property
(dollars in millions)	Revenue	NOI	Revenue	NOI
Operating Income	$58.9	$58.9	$39.9	$39.9
Less: Sale of real estate	(89.8)	(89.8)	(2.5)	(2.5)
Less: Investment management, property services and research fees	(16.1)	(16.1)	(14.1)	(14.1)
Less: Loans and other income	(8.5)	(8.5)	(3.4)	(3.4)
Add: Rental operating	38.0	—	34.6	—
Add: Hotel operating	26.1	—	23.8	—
Add: Cost of real estate sold	63.4	63.4	2.5	2.5
Add: Commission and marketing	2.1	2.1	2.5	2.5
Add: Compensation and related	35.4	35.4	42.2	42.2
Add: General and administrative	10.8	10.8	10.5	10.5
Add: Depreciation and amortization	55.4	55.4	50.0	50.0
Less: Income from unconsolidated investments	(12.9)	(12.9)	(31.7)	(31.7)
Property-Level (Consolidated)	$162.8	$98.7	$154.3	$95.9
Less: NCI adjustments (1)	(65.9)	(40.8)	(66.8)	(43.7)
Add: Unconsolidated investment adjustments (2)	15.2	8.2	14.5	7.9
Add: Straight-line and above/below market rents	(2.2)	(2.2)	(1.4)	(1.4)
Less: Reimbursement of recoverable operating expenses	(2.0)	—	(2.0)	—
Less: Properties bought and sold (3)	(13.7)	(7.3)	(7.6)	(4.8)
Less: Other properties excluded (4)	(2.9)	(1.4)	(4.8)	(2.7)
Other Reconciling Items (5)	(0.1)	2.1	(0.4)	2.8
Same Property	$91.2	$57.3	$85.8	$54.0

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
(dollars in millions)	Same Property		Same Property
Same Property (Reported)	Revenue	NOI	Revenue	NOI
Commercial - Same Property	$20.0	$17.5	$19.7	$17.5
Multifamily Market Rate Portfolio - Same Property	41.7	28.2	39.7	26.6
Multifamily Affordable Portfolio - Same Property	6.7	4.5	6.4	4.3
Hotel - Same Property	22.8	7.1	20.0	5.6
Same Property	$91.2	$57.3	$85.8	$54.0

(1) Represents rental revenue and operating expenses and hotel revenue and operating expenses attributable to non-controlling interests.

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

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Same Property		Same Property
(dollars in millions)	Revenue	NOI	Revenue	NOI
Operating Income	$113.1	$113.1	$84.7	$84.7
Less: Sale of real estate	(103.4)	(103.4)	(16.7)	(16.7)
Less: Investment management, property services and research fees	(41.3)	(41.3)	(46.7)	(46.7)
Less: Loans and other income	(15.0)	(15.0)	(9.2)	(9.2)
Add: Rental operating	110.5	—	98.4	—
Add: Hotel operating	73.3	—	71.9	—
Add: Cost of real estate sold	73.7	73.7	13.1	13.1
Add: Commission and marketing	5.9	5.9	6.0	6.0
Add: Compensation and related	113.5	113.5	128.4	128.4
Add: General and administrative	30.7	30.7	32.5	32.5
Add: Depreciation and amortization	157.2	157.2	147.3	147.3
Less: Income from unconsolidated investments	(48.8)	(48.8)	(59.3)	(59.3)
Property-Level (Consolidated)	$469.4	$285.6	$450.4	$280.1
Less: NCI adjustments (1)	(191.4)	(119.8)	(201.0)	(133.5)
Add: Unconsolidated investment adjustments (2)	43.4	29.3	41.5	27.7
Add: Straight-line and above/below market rents	(7.9)	(7.9)	(4.3)	(4.3)
Less: Reimbursement of recoverable operating expenses	(6.1)	—	(6.7)	—
Less: Properties bought and sold (3)	(38.5)	(24.1)	(18.5)	(12.9)
Less: Other properties excluded (4)	(8.6)	(4.3)	(14.0)	(8.1)
Other Reconciling Items (5)	(3.4)	1.3	(2.7)	2.8
Same Property	$256.9	$160.1	$244.7	$151.8

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
(dollars in millions)	Same Property		Same Property
Same Property (Reported)	Revenue	NOI	Revenue	NOI
Commercial - Same Property	$56.2	$49.3	$56.0	$49.1
Multifamily Market Rate Portfolio - Same Property	119.3	81.0	112.7	76.3
Multifamily Affordable Portfolio - Same Property	19.9	13.3	19.2	12.6
Hotel - Same Property	61.5	16.5	56.8	13.8
Same Property	$256.9	$160.1	$244.7	$151.8

(1) Represents rental revenue and operating expenses and hotel revenue and operating expenses attributable to non-controlling interests.
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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of September 30, 2017, 74% of our consolidated level debt is fixed rate, 12% is floating rate with interest caps and 14% is floating rate without interest caps.

We hold variable rate debt on some of our consolidated properties that are subject to interest rate fluctuations.  In order to mitigate some of the risk associated with increasing interest rates we have purchased interest rate caps that limit the amount that interest expense can increase with rate increases.  However, some of its debt is uncapped and the mortgages that do have interest caps are subject to increased interest expense until rates hit the level of caps that have been purchased.  If there was a 100 basis point increase or decrease, we would have a $9.6 million increase in interest expense or $4.1 million in interest expense savings during 2017 on our current consolidated mortgages.  The weighted average maturity of KW Group’s variable rate mortgages is approximately 3 years as of September 30, 2017.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of September 30, 2017. The weighted average interest rate for the various assets and liabilities presented are actual as of September 30, 2017. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
	2017	2018	2019	2020	2021	Thereafter	Total	as of September 30, 2017
(Dollars in millions)
Interest rate sensitive assets
Cash and cash equivalents	$1,232.7	$—	$—	$—	$—	$—	$1,232.7	$1,232.7
Average interest rate	0.06%	—%	—%	—%	—%	—%	0.06%	—
Fixed rate receivables	69.7	—	4.5	—	—	—	74.2	74.2
Average interest rate (1)	6.75%	—%	5.00%	—%	—%	—%	5.45%	—
Variable rate receivables	11.2	—	—	—	—	—	11.2	11.2
Average interest rate	3.84%	—%	—%	—%	—%	—%	3.84%	—
Total	$1,313.6	$—	$4.5	$—	$—	$—	$1,318.1	$1,318.1
Weighted average interest rate	0.10%	—%	5.00%	—%	—%	—%	0.12%
Interest rate sensitive liabilities
Variable rate borrowings	$58.5	$457.5	$538.8	$35.0	$51.5	$357.5	$1,498.8	$1,504.3
Average interest rate	3.23%	4.10%	2.45%	4.16%	3.47%	3.04%	3.17%	—
Fixed rate borrowings	—	54.1	53.5	227.6	46.6	3,792.5	4,174.3	4,197.5
Average interest rate	—%	4.14%	4.23%	3.77%	4.85%	4.13%	4.13%	—
Total	$58.5	$511.6	$592.3	$262.6	$98.1	$4,150.0	$5,673.1	$5,701.8
Weighted average interest rate	3.23%	4.10%	2.61%	3.82%	4.13%	4.03%	3.88%

(1) Interest rate sensitive assets' weighted average interest rates are exclusive of non-performing receivables.
Currency Risk - Foreign Currencies
The financial statements of KW Group's subsidiaries located outside the United States are measured using the local currency as this is their functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The foreign currencies primarily include the euro and the British pound sterling. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in the consolidated statement of equity as a component of accumulated other comprehensive income. Currency translation gains and losses and currency derivative gains and losses will remain in other comprehensive income until the Company substantially liquidates its investment in foreign subsidiaries.
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
We hedge the GBP exposure related to our investment in the KWE shares as KWE’s functional currency is GBP.  However, approximately 60% of KWE investments are Euro denominated investments. KWE may use the Euro debt or currency derivatives such as foreign currency forward contacts and options, to hedge KWE's foreign currency risk exposure against the effects of a portion of its non-GBP denominated net investments.  As such, to provide a more accurate picture of KW's actual GBP and euro exposure, in the table below we included KWE’s euro denominated investments in the GBP column.
As our business in Europe continues to grow, primarily due to the growth of KWE, fluctuations in the Euro and GBP foreign exchange rates will have a greater impact on our business.  In order to manage the potential exposure from adverse changes in foreign exchange rates arising from our net investments in foreign operations, we may enter into currency derivative contracts such as foreign currency forward contracts and options to hedge all or portions of the net investments in our non-U.S. dollar denominated foreign operations. With the closing of KWE Transaction we will have a higher exposure to Euro and GBP investments and greater foreign exchange impact on our financial. We are currently looking into different strategies on how to handle this increased exposure going forward and may enter into different types of derivative contracts in order to mitigate our increased foreign currency exposure.
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
As the total amount of assets denominated in foreign currencies has grown due to KW Group's expansion in Europe, we have also increased the amount of corresponding foreign currency derivative contracts. As of September 30, 2017, approximately 46% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes.
The table below shows the Company's investment account and consolidated cash position by currency as well as any hedges on those currencies as of September 30, 2017 and the impact of a 10% fluctuation in rates.

(in millions)	GBP		Euro		Total Non-USD		USD		Total
USD
Investment account(1)(2)	$738.4	37%	$269.9	13%	$1,008.3	50%	$992.2	50%	$2,000.5
Cash	391.6	64%	1.5	—%	393.1	64%	222.1	36%	615.2

Local currencies
Investment account	£551.1		€228.5
Cash	£292.3		€1.3

Hedges, net of noncontrolling interests
Notional Amount	£640.7		€145.0

Rate fluctuation impact
10% increase	$44.9		$13.8
10% decrease	$(50.0)		$(17.5)
(1) Includes cash held by consolidated investments net of noncontrolling interests.
(2) Excludes hedge fair values, net of noncontrolling interest of $(18.0) million and $(26.7) million on GBP and Euro, respectively.

Item 4.	Controls and Procedures
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
January 1 - January 31, 2016	—	$—	—	$100,000,000
February 1 - February 29, 2016	—	—	—	100,000,000
March 1 - March 31, 2016	240,000	20.74	240,000	95,007,587
April 1 - April 30, 2016	—	—	240,000	95,007,587
May 1 - May 31, 2016	676,073	20.22	916,073	81,315,671
June 1 - June 30, 2016	505,179	18.53	1,421,252	71,935,877
July 1 - July 31, 2016	32,585	17.99	1,453,837	71,348,194
August 1 - August 31, 2016	—	—	1,453,837	71,348,194
September 1 - September 30, 2016	—	—	1,453,837	71,348,194
October 1 - October 31, 2016	—	—	1,453,837	71,348,194
November 1 - November 30, 2016	545,768	22.24	1,999,605	59,189,449
December 1 - December 31, 2016	440,951	21.06	2,440,556	49,885,068
January 1 - January 31, 2017	77,155	20.00	2,517,711	48,339,096
February 1 - February 28, 2017	—	—	2,517,711	48,339,096
March 1 - March 31, 2017	—	—	2,517,711	48,339,096
April 1 - April 30, 2017	—	—	2,517,711	48,339,096
May 1 - May 31, 2017	—	—	2,517,711	48,339,096
June 1 - June 30, 2017	—	—	2,517,711	48,339,096
July 1 - July 31, 2017	—	—	2,517,711	48,339,096
August 1 - August 31, 2017	—	—	2,517,711	48,339,096
September 1 - September 30, 2017	—	—	2,517,711	48,339,096
Total	2,517,711	$20.52	2,517,711	$48,339,096
(1) On February 25, 2016, our board of directors authorized us to repurchase up to $100 million of its common shares, from time to time, subject to market conditions.

In addition to the repurchases of the Company’s common stock made above, the Company also withheld shares with respect to the vesting of restricted stock that the Company made to its employees.  Shares that vested during the three months ended September 30, 2017 and 2016 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities.  During the nine months ended September 30, 2017 and 2016, total payments for the employees’ tax obligations to the taxing authorities were $34.0 million (1,460,251 shares withheld) and $14.7 million (693,942 shares withheld), respectively.

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

KENNEDY-WILSON HOLDINGS, INC.

Dated:	November 3, 2017	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)