Form 10-K
period 2017-12-31
Kennedy-Wilson Holdings, Inc.
filed 2018-02-27
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Based on the last sale at the close of business on June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,429,475,886.
The number of shares of common stock outstanding as of February 26, 2018 was 151,030,173.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders to be held on or around June 15, 2018, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2017.

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

•	high levels of unemployment and general slowdowns in commercial activity;

•	our leverage and ability to refinance existing indebtedness or incur additional indebtedness;

•	an increase in our debt service obligations;

•	our ability to generate a sufficient amount of cash to satisfy working capital requirements and to service our existing and future indebtedness;

•	our ability to achieve improvements in operating efficiency;

•	foreign currency fluctuations;

•	performance of our foreign currency hedge and similar instruments;

•	adverse changes in the securities markets;

•	our ability to retain our senior management and attract and retain qualified and experienced employees;

•
changes in tax laws in the United States (including those made by the Tax Cuts and Jobs Act enacted in December 2017), Ireland, United Kingdom, Spain, Italy or Japan that reduce or eliminate deductions or other tax benefits we receive;

•	our ability to repatriate investment funds in a tax-efficient manner;

•	future acquisitions may not be available at favorable prices or upon advantageous terms and conditions;

•	costs relating to the acquisition of assets we may acquire could be higher than anticipated;

•	our ability to retain major clients and renew related contracts; and

•	trends in use of large, full-service commercial real estate providers.
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
Company Overview
Kennedy Wilson is a global real estate investment company.  We own, operate, and invest in real estate both on our own and through our investment management platform.  We focus primarily on multifamily and office properties located in the Western U.S., UK, and Ireland. To complement our investment business, the Company also provides real estate services primarily to financial services clients.
Our value is primarily derived from our ownership in income producing real estate assets. We have an ownership interest in approximately 53.1 million square feet of property globally, including 27,161 multifamily rental units and 18.8 million square feet of commercial property. In addition to our core income producing real estate, we engage in development, redevelopment and value add initiatives through which we enhance cash flows or reposition asset to increase sale value. Additionally, our investment management and property services business ("IMRES") manages approximately $16 billion of IMRES AUM, the majority of which we have an ownership interest in and the balance we manage for third parties.
We have 498 employees in 25 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain and Japan.
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

The table below highlights some of the Company's performance metrics over the past five years:

(In millions, except per share amounts)	Year Ended December 31,
	2017	2016	2015	2014	2013
Statements of operations data and dividends:
Revenue	$810.6	$703.4	$603.7	$398.6	$123.1
Net income (loss) to Kennedy-Wilson Holdings Inc. common shareholders(1)	100.5	2.8	71.1	13.8	(14.5)
Basic income (loss) per share	0.83	0.01	0.66	0.14	(0.21)
Dividends declared per share of common stock	0.70	0.56	0.48	0.36	0.28
Adjusted EBITDA(2)	455.7	349.9	371.2	317.8	159.1
Adjusted EBITDA annual increase (decrease)	30%	(6)%	17%	100%
Adjusted Net Income(2)	242.5	191.3	208.2	133.7	61.1
Adjusted Net Income annual increase (decrease)	27%	(8)%	56%	119%
Adjusted Fees(2)	86.6	108.9	158.2	121.0	72.4
Adjusted Fees annual (decrease) increase	(20)%	(31)%	31%	67%

	As of December 31,
	2017	2016	2015	2014	2013
Balance sheet data:
Cash and cash equivalents	$351.3	$885.7	$731.6	$937.7	$178.2
Total assets	7,724.8	7,656.6	7,595.6	6,297.6	1,786.8
Mortgage debt	3,156.6	2,770.4	2,772.5	2,175.7	400.2
KW unsecured debt	1,179.4	934.1	688.8	813.1	438.6
KWE unsecured bonds	1,325.9	1,185.7	855.0	—	—
Kennedy Wilson equity	1,365.6	1,048.0	1,133.8	901.1	768.3
Noncontrolling interests	211.9	1,295.1	1,731.3	2,142.8	50.6
Total equity	1,577.5	2,343.1	2,865.1	3,043.9	818.9
Common shares outstanding	151.6	115.7	114.5	96.1	82.6
(1) GAAP Net Income to Common Shareholders for the year ended December 31, 2017, includes a one-time tax benefit of $44.8 million that was recorded in the quarter ended December 31, 2017, or $0.38 per share.
(2) See Non-GAAP Measures and Certain Definitions and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP measures" for a description of Adjusted EBITDA and adjusted fees and a reconciliation of these metrics to net income as reported under GAAP.

KWE Transaction
On October 20, 2017, the Company purchased the remaining 76% of KWE shares it did not previously own for $1.4 billion, which represented a discount of approximately $260 million to the original value of the shares when issued. As part of the acquisition consideration, the Company issued 37.2 million shares of common stock valued at $722.2 million. Due to KWE's previous consolidation by the Company, the carrying value of the remaining 76% non-controlling interest in KWE was $1.1 billion, which included the cumulative effects of depreciation and foreign currency losses. As a result of paying a premium above carrying value, Kennedy-Wilson Holdings, Inc. shareholders' equity only increased by $322.4 million. Prior to the acquisition, Kennedy Wilson owned 24% of the share capital of KWE and all results presented below are based on this ownership amount up through the closing of the transaction.
Business Segments
Our operations are defined by two core business units: KW Investments and KW Investment Management and Real Estate Services (IMRES).

•	KW Investments invests our capital in real estate-related assets.

•
IMRES encompasses our fee-generating businesses and includes both our investment management platform as well as our third-party services business. These businesses offer a comprehensive line of real estate services for the full lifecycle of real estate ownership to clients that include financial institutions, institutional investors, insurance companies, developers, builders and government agencies and included shareholders of KWE prior to the closing of the KWE Transaction. IMRES has five main lines of business: investment management, property services, research, brokerage, and auction and conventional sales.

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
KW Investments
We invest our capital in real estate assets and loans secured by real estate either on our own or through our investment management platform. When we have partners, we are typically the general partner in the arrangement with a promoted interest in the profits of our investments beyond our ownership percentage. The Company has an average ownership interest across all investments of approximately 62% as of December 31, 2017. Our equity partners include, financial institutions, foundations, endowments, high net worth individuals and other institutional investors. We typically act as asset managers on our investments and generally will outsource the day to day property management to third parties.
During the year ended December 31, 2017, together with our equity partners, we acquired $1.3 billion of real estate at purchase price. These acquisitions were comprised of the following: 61% multifamily, 31% office, 4% retail and 4% residential and other.
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
As of December 31, 2017, we hold investments in 27,161 multifamily apartment units across 102 properties primarily located in the Western United States, Ireland and United Kingdom. Within our Western United States portfolio 54% is located in the Pacific Northwest primarily in suburbs of Seattle and Portland. The rest of the Western Unites States portfolio is in Northern and Southern California and the Mountain States region of Utah and Idaho.
Commercial
As of December 31, 2017, we hold investments in 227 commercial properties, totaling over 18.8 million square feet, predominately in the United Kingdom and Ireland with additional investments in Italy, the Pacific Northwest and Southern California.
We acquire office buildings that typically have value-add opportunities that can benefit from our asset management expertise. After acquisition, the properties are generally repositioned to enhance market value. Assets are either sold as part of property-specific investment strategies designed to deliver above-market returns to our clients and shareholders or held if producing above average cash flows.
Our retail portfolio has different characteristics based on the geographic markets the properties are located in. In Europe we have a mixture of high street retail, suburban shopping centers and leisure assets which are mainly located in the United Kingdom as well as Dublin and Madrid. In our Western United States retail portfolio we invest in shopping centers that are generally grocery anchored.
Our industrial portfolio is mainly distribution centers located in the United Kingdom.
Hotel
We acquire hotels in certain opportunistic situations in which we are able to purchase at a discount to replacement cost or can implement our value-add investment approach. As of December 31, 2017, we own 6 hotels with 1,124 hotel rooms located in Ireland, the United Kingdom, Northern California, and the Mountain States.
Residential, Loan and Other
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
This group also includes our investment in liquid non-real estate investments which include marketable securities, investment funds that hold marketable securities and private equity investments.
As of December 31, 2017, we hold 25 investments which is comprised of 470 residential units/lots, 4,005 acres, and 13 unresolved loans with a gross asset value of $290.1 million.
KW Investment Management and Real Estate Services (IMRES)
IMRES includes both our investment management platform as well as our third-party services business and offers a comprehensive line of real estate services for the full lifecycle of real estate ownership to clients that include financial institutions, institutional investors, insurance companies, developers, builders and government agencies and included shareholders of KWE prior to the KWE Transaction. IMRES has five main lines of business: investment management, property services, research, brokerage, and auction and conventional sales. These five business lines generate revenue for us through fees and commissions.
We manage approximately 53.1 million square feet of properties for the Company and its investment partners in the United States, Europe, and Asia, which includes assets we have ownership interests in and third party owned assets. With 25 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain and Japan, we have the capabilities and resources to provide property services to real estate owners as well as the experience, as a real estate investor, to understand client concerns. The managers of IMRES have an extensive track record in their respective lines of business and in the real estate community as a whole. Their knowledge and relationships are an excellent driver of business through the services business as well as on the investment front.
Additionally, IMRES plays a critical role in supporting our investment strategy by providing local market intelligence and real-time data for evaluating investments, generating proprietary transaction flow and creating value through efficient implementation of asset management or repositioning strategies.
Investment Management
Our investment management platform utilizes a number of different investment vehicles for which we provide acquisition, asset management and financing, and other investment-related services, and typically includes a co-investment from us. We usually provide investment management services on our consolidated investment portfolio as well as investments with strategic partners many of whom have separate account agreements with us. Through our fund management business we have three closed end funds for which we seek to generate attractive, risk adjusted returns.
Commingled funds
We have three closed end funds that we manage and receive investment management fees. Most recently, we completed fund-raising for our fifth value-add fund, Kennedy Wilson Fund V ("Fund V"), a $500 million private fund targeting the Western U.S. We are the largest investor in the fund with a 12% interest. As of December 31, 2017 Fund V had a portfolio of 18 investments with an aggregate purchase price of $1.0 billion. While we have historically focused on sourcing investors and investments in the U.S. with respect to our commingled funds, we are exploring the possibilities of expanding the business to Europe.
Separate accounts
We have a few strategic equity partners that have separate account agreements with us. As part of the agreement we act as the general partner and receive investment management fees including potential performance fees.
KWE
Prior to the KWE Transaction that was completed in the fourth quarter of 2017, we externally managed KWE through one of our wholly-owned subsidiaries, whom we refer to as KWE Manager, pursuant to an investment management agreement whereby we were entitled to receive certain management and performance fees.
Property Services
This division manages or advises on office, retail and residential real estate for third-party clients, fund investors, and investments held by Kennedy Wilson. In addition to earning property management fees, consulting fees, lease commissions, construction management fees, disposition fees, and accounting fees, the Property Services group gives us insight into local markets and potential acquisitions. This group previously included our Spanish loan servicing platform which managed an IMRES AUM of $1.6 billion. This platform was sold in October 2017.

Research
Meyers Research LLC (“Meyers”), a Kennedy Wilson company, is a premier real estate consulting practice and provider of data and analytics for the residential real estate development and new home construction industry. Meyers’ offers a national perspective as well as local expertise to homebuilders, multifamily developers, lenders and financial institutions. These relationships have led to investment opportunities with homebuilders in the Western U.S. region. We believe that Zonda™, a Meyers innovation, is the housing industry's most comprehensive solution for smart business analysis, real-time market data reporting and economic and housing data in one place and on-the-go. The Company has hired an adviser and is currently exploring strategic options for this business.
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
Auction and Conventional Sales
Kennedy Wilson was founded in 1977 as a real estate auction business and has since grown into a vertically integrated international real estate firm. The auction and conventional sales division provides innovative marketing and sales strategies for all types of commercial and residential real estate, including single family homes, mixed-use developments, estate homes, multifamily dwellings, new home projects, and conversions. Generally, the division's auction sales business is countercyclical to the traditional sales real estate market and has been a bellwether for us in forecasting market conditions.
Kennedy Wilson Europe Real Estate Plc (LSE: KWE)
Prior to the KWE Transaction that was completed during the fourth quarter of 2017, KWE was externally managed by one of our wholly-owned subsidiaries, KWE Manager pursuant to an investment management agreement whereby we were entitled to receive certain management and performance fees.  KWE Manager was entitled to an annual management fee (payable quarterly in arrears) equal to 1% of KWE’s adjusted net asset value and certain performance fees.  The management fee payable to KWE Manager was paid half in cash and half in shares of KWE. The management fee for the second quarter of 2017 was paid fully in cash from KWE.  During year ended December 31, 2017, KWH earned $16.0 million in management fees from KWE.
Due to the terms of the investment management agreement and Kennedy Wilson's equity ownership interest in KWE, pursuant to the guidance set forth in FASB Accounting Standards Codification Subtopic 810 - Consolidation (“Subtopic 810”), the results and financial position of KWE are consolidated in our financial statements. As such, fees earned by KWE Manager were eliminated in the attached consolidated financial statements. Compensation and certain general and administrative expenses relating to KWE were borne by Kennedy Wilson as employees of the Company worked on behalf of KWE Manager.
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

•
Structuring expertise and speed of execution: Prior acquisitions completed by us have taken a variety of forms, including direct property investments, joint ventures, exchanges involving stock or operating partnership units, participating loans and investments in performing and non-performing mortgages at various capital stock positions with the objective of long-term ownership. We believe we have developed a reputation of being able to quickly execute, as well as originate and creatively structure acquisitions, dispositions and financing transactions.

•
Vertically integrated platform for operational enhancement: We have over 498 employees in both KW Investments and IMRES, with 25 offices throughout the United States, the United Kingdom, Ireland, Spain, Jersey and Japan. We have a hands-on approach to real estate investing and possess the local expertise in property management, leasing, construction management, development and investment sales, which we believe enable us to invest successfully in selected submarkets.

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

•
Management's alignment with shareholders: As of December 31, 2017 our directors and executive officers and their respective affiliates owned an aggregate of approximately 13% of the outstanding shares of our common stock. Due to management team's ownership interest in the Company its interests are in alignment with common shareholders of the Company.

The real estate business is cyclical. Real estate cycles are generally impacted by many factors, including availability of equity and debt capital, borrowing cost, rent levels, and asset values. Our strategy has resulted in a strong track record of creating both asset and entity value for the benefit of our shareholders and partners over these various real estate cycles.

Industry Overview

Key Investment Markets

Western United States
              The U.S. real estate market continued to improve in 2017. Real estate prices were supported by a strong U.S. job market, rise in household wealth, and historically low interest rates. The global pursuit of yield coupled with a strong U.S. economy resulted in the continued investment by foreign investors into U.S. income-producing real estate.
              The outlook for 2018 sustains positive momentum with some uncertainty around rising interest rates.  The tax reform measures passed at the end of 2017 could stimulate occupier demand through lower corporate taxes. Housing shortages remain in the more desirable markets. Interest rates began to rise near the end of 2017, with the 10-year bond yield surpassing 2.75% for the first time since 2014.  The future direction of interest rates will play a large role in how real estate ultimately performs in 2018. However, we believe the long-term fundamentals of the U.S. real estate market are still positive, although our outlook has moderated slightly from a year ago. As usual, we remain selective on new acquisitions, focusing on key high growth markets while continuing to take advantage of the current strong demand for real estate.

United Kingdom
              Despite the uncertain political outlook following the United Kingdom general election and the ongoing Brexit negotiations, the United Kingdom investment market has seen a rebound in transaction volumes as the market remains attractive to a wide range of investors, both domestic and overseas. Investment activity in 2017 was strong and demand for office properties in Central London is expected to remain high. Beyond Central London, office investment activity in the south east was also robust in 2017, with transactions levels during the year are expected to surpass 2016’s total. Overall, United Kingdom investment demand remains strong for prime core office assets and long-dated leases, which we have seen across our own portfolio.
              The industrial sector continues to be a star performer, underpinned by strong demand coupled with supply constraints, as it benefits from ongoing structural shifts to online retail. Industrial property remains the strongest performing sector across the United Kingdom as a whole, with rental value growth of 5.1% over 2017. Industrial’s outperformance of the wider market is forecast to continue as it offers the most stable returns.
              Strong high street investment demand has resulted in 2017 being the strongest year since 2010, with £2.1 billion transacted outside of Central London. Strong private investor demand was a large contributor and we continue to see this in our own high street portfolio and this is expected to continue in 2018 with demand outstripping supply.  While consumer confidence has been hit, a relatively weaker pound will continue to draw overseas tourists and many United Kingdom residents will opt to spend their holidays in the United Kingdom and spend more locally.

Ireland
              Dublin office take-up reached a peak 3.6 million square feet in 2017 as occupational demand primarily came from expansion and relocation from existing occupiers and Brexit adding an additional layer of demand. With 237 letting deals completed in 2017, year-on-year leasing activity volume from United Kingdom occupiers more than doubled. Dublin suburbs claimed 29% of total take-up, or 1.1 million square feet and where we expected to benefit from our own South Dublin exposure at The Chase and Blackrock Business Park.  At The Chase, this was delivered in the first quarter of 2018 where we leased-up the remaining vacant space.
              The Dublin multifamily market remains a strong performer. The Dublin residential sector saw year-on-year rental growth of 8.1% to Q3-17 to average monthly rent of €1,416, according to the Residential Tenancy Board.
Prime retail rents, driven by Grafton Street Zone A rents, of €585 per square foot are flat year-on-year. With strong Irish economic indicators coupled with solid consumer sentiment, that has now firmly taken hold, the retail sales index continues its upward trajectory, up 7.2% year-on-year, according to the Central Statistics Office of Ireland (“CSO”). Dublin is on the radar for international retailers looking to grow their European portfolios with strong demand for prime high street and retail schemes.
Ireland’s buoyant tourism reached more than 10.6 million visitors last year, a figure expected to increase going forward when direct flights to several new destinations in the United States and China commence. The CSO reports that Dublin Airport passenger arrivals continue to hit new peaks of 1.24 million A decline in the sterling has resulted in reduced United Kingdom visitors but this was more than offset by a double-digit increase in United States visitors in 2017.

Other Smaller Investment Markets

Spain and Italy

             Retail investment volumes reached €3.5 billion in 2017 in Spain, with prime retail yields remaining at historic lows owing to strong levels of institutional demand. Positive consumer confidence is providing momentum to stronger retail sales and footfall improvements. This is partly underpinned by a strong pickup in tourism of 9% year-on-year, making Spain the second most visited in the world. This strong retail activity continues to fuel our retail portfolio, where we are seeing positive signs across high street retail occupational and investment markets in central Madrid. Against this backdrop, current rents continue to sit significantly below prior cycles, with prime Madrid high street retail rental growth of 5.1% year-on-year and we expect a healthy level of rental increases across the retail sector as a whole in the near- to medium-term.
              Political uncertainty remains fluid in Italy with its election in March, the expectation is for a hung parliament and/or grand-coalition type government. The Italian commercial real estate market continues to witness robust levels of investment activity. Total 2017 transaction volumes reached €10 billion, driven by high investor appetite for core assets, which have driven yields lower. Supply remains constrained, with limited development but an increased focus on refurbishments in key locations. Milan office take-up was almost 4 million square feet over 2017, in line with the record result of 2015. Increasing occupier demand in the CBD has driven prime rents to €51 per square foot, an increase of 10% year-on-year and a level not seen since 2009.
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
Foreign Currency
Approximately 49% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and we consider our equity investment as the appropriate exposure to evaluate for hedging purposes. Fluctuations in foreign exchanges rates may have a significant impact on the results of our operations. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation for a discussion regarding foreign currency and currency derivative instruments.
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
Employees
As of December 31, 2017, we have over 498 employees in 25 offices throughout the United States, the United Kingdom, Ireland, Spain, Jersey and Japan. We believe that we have been able to attract and maintain high quality employees. There are no employees subject to collective bargaining agreements. In addition, we believe we have a good relationship with our employees.
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

Non-GAAP Measures and Certain Definitions

 “KWH,” "KW," “Kennedy Wilson,” the "Company," "we," "our," or "us" refers to Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries. The consolidated financial statements of the Company include the results of the Company's consolidated subsidiaries.
“KWE” refers to Kennedy Wilson Europe Real Estate plc, which was a London Stock Exchange-listed company that we externally managed through a wholly-owned subsidiary.  On October 20, 2017 we acquired KWE, which is now a wholly-owned subsidiary. Prior to the acquisition, we owned approximately 24% and in accordance with U.S. GAAP, the results of KWE were consolidated in our financial statements due to our role as asset manager.
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
“Adjusted EBITDA” represents net income before interest expense, our share of interest expense included in income from investments in unconsolidated investments, depreciation and amortization, our share of depreciation and amortization included in income from unconsolidated investments, early extinguishment of corporate debt, provision for (benefit from) income taxes, share-based compensation expense for the Company and EBITDA attributable to noncontrolling interests.  Please also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP measures” for a reconciliation of Adjusted EBITDA to net income as reported under GAAP. Our management uses Adjusted EBITDA to analyze our business because it adjusts net income for items we believe do not accurately reflect the nature of our business going forward or that relate to non-cash compensation expense or noncontrolling interests. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations. However, Adjusted EBITDA is not a recognized measurement under GAAP and when analyzing our operating performance, readers should use Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not remove all non-cash items (such as acquisition-related gains) or consider certain cash requirements such as tax and debt service payments. The amount shown for Adjusted EBITDA also differs from the amount calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.
“Adjusted fees’’ refers to Kennedy Wilson’s gross investment management, property services and research fees adjusted to include fees eliminated in consolidation and Kennedy Wilson’s share of fees in unconsolidated service businesses. Our management uses Adjusted fees to analyze our investment management and real estate services business because the measure removes required eliminations under GAAP for properties in which the Company provides services but also has an ownership interest. These eliminations understate the economic value of the investment management, property services and research fees and makes the Company comparable to other real estate companies that provide investment management and real estate services but do not have an ownership interest in the properties they manage. Our management believes that adjusting GAAP fees to reflect these amounts eliminated in consolidation presents a more holistic measure of the scope of our investment management and real estate services business. Please also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP measures” for a reconciliation of Adjusted Fees to its closest comparable GAAP measure.
“Adjusted Net Income” represents net income before depreciation and amortization, our share of depreciation and amortization included in income from unconsolidated investments, share-based compensation, the tax impact of the recently enacted tax reform and net income attributable to noncontrolling interests, before depreciation and amortization.  Please also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP measures” for a reconciliation of Adjusted Income to net income as reported under GAAP.
 "Consolidated investment account" refers to the sum of Kennedy Wilson’s equity in: cash held by consolidated investments, consolidated real estate and acquired in-place leases gross of accumulated depreciation and amortization, net hedge asset or liability, unconsolidated investments, consolidated loans, and net other assets.
"Equity partners" refers to non-wholly-owned subsidiaries that we consolidate in our financial statements under U.S. GAAP and third party equity providers.

"Gross Asset Value” refers to the gross carrying value of assets, before debt, depreciation and amortization, and net of noncontrolling interests.

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
"Net operating income" or "NOI” is a non-GAAP measure representing the income produced by a property calculated by deducting operating expenses from operating revenues. Our management uses net operating income to assess and compare the performance of our properties and to estimate their fair value. Net operating income does not include the effects of depreciation or amortization or gains or losses from the sale of properties because the effects of those items do not necessarily represent the actual change in the value of our properties resulting from our value-add initiatives or changing market conditions. Our management believes that net operating income reflects the core revenues and costs of operating our properties and is better suited to evaluate trends in occupancy and lease rates.
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

Our business is closely tied to general economic conditions in the real estate industry. As a result, our economic performance, the value of our real estate and real estate secured notes, and our ability to implement our business strategies may be significantly and adversely affected by changes in national and local economic conditions. The condition of the real estate markets in which we operate is cyclical and depends on the condition of the economy in the United States, United Kingdom, Ireland, and to a lesser extent, Spain, Italy and Japan as a whole and to the perceptions of investors of the overall economic outlook. Rising interest rates, declining employment levels, declining demand for real estate, declining real estate values, periods of general economic slowdown, or recession or the perception that any of these events may occur have negatively impacted the real estate market in the past and may in the future negatively impact our operating performance. In addition, the economic condition of each local market where we operate may depend on one or more key industries within that market, which, in turn, makes our business sensitive to the performance of those industries.

We have only a limited ability to change our portfolio promptly in response to economic or other conditions. Certain significant expenditures, such as debt service costs, real estate taxes, and operating and maintenance costs, are generally not reduced when market conditions are poor. These factors impede us from responding quickly to changes in the performance of our investments and could adversely impact our business, financial condition and results of operations. We have experienced in past years, and expect in the future to be negatively impacted by, periods of economic slowdown or recession, and corresponding declines in the demand for real estate and related services, within the markets in which we operate. Previous recessions and downturns in the real estate market have resulted in and may result in:

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

Disruptions in the credit markets may also adversely affect our business of providing advisory services to owners, investors and occupiers of real estate in connection with the leasing, disposition and acquisition of property. If our clients are unable to procure credit on favorable terms, there may be fewer completed leasing transactions, dispositions and acquisitions of property. In addition, if purchasers of real estate are not able to procure favorable financing, resulting in the lack of disposition opportunities for our funds and projects, our services businesses will generate lower incentive fees and we may also experience losses of co-invested equity capital if the disruption causes a permanent decline in the value of investments made.

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

•
the impact of present or future legislation in the United States, United Kingdom, Ireland, and to a lesser extent, Spain, Italy and Japan (including environmental regulation, changes in laws concerning foreign ownership of property, changes in tax rates, changes in zoning laws and laws requiring upgrades to accommodate disabled persons) and the cost of compliance with these types of legislation; and

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

Our significant operations in the United Kingdom and Ireland and to a lesser extent, Spain, Italy and Japan expose our business to risks inherent in conducting business in foreign markets.

As of December 31, 2017, approximately 61% of our revenues were sourced from our foreign operations in the United Kingdom, Ireland, Spain, Italy and Japan, 90% of which was sourced from our operations in the United Kingdom and Ireland. Accordingly, our firm-wide results of operations depend significantly on our foreign operations. Conducting business abroad carries significant risks, including:

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

The Irish Finance Act 2016 introduced certain amendments to Irish tax law that could have an adverse effect on the cashflow from our consolidated Irish real estate assets.

We have invested in Irish real estate through a number of Irish entities that were previously not subject to Irish withholding tax on income or gains.  The Irish Finance Act 2016 (the “Finance Act”) that was passed in late 2016, and came into effect on January 1, 2017, introduced certain amendments to the tax treatment of entities that hold Irish real estate assets.  In particular, the Finance Act introduced a new 20% withholding tax applicable to distributions of profits from certain Irish entities, which would capture the vehicles that we invest through in Ireland.  The application of such withholding tax to distributions out of our Irish investments reduces the cashflows from some or all of our investments in Ireland, and this may have an adverse effect on our financial performance and business prospects.

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
Although we are headquartered in the United States, we have worldwide operations and significant business operations in Europe. As of December 31, 2017, approximately 49% of our consolidated investment account represented investments in European properties or assets, 29% of which represents investments in the United Kingdom.
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
These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility, which may harm our financial position and results of operations. For example, downward pressure on the value of foreign exchange rates could depress our reported earnings from European operations, which are presented on our financial statements in U.S. dollars. Asset valuation reductions could result in write-downs of our consolidated European assets and reduced proceeds from asset sales. In addition, any negative impact on European financial markets could harm our ability to raise capital efficiently in those markets when needed to execute our acquisition and value-add business plans, which would in turn adversely affect our reported results of operations.
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
Poor performance of our commingled funds would cause a decline in our revenue and results of operations and could adversely affect our ability to raise capital for future funds.
When any of our commingled closed-end funds perform poorly, our investment record suffers. As a result, our management and performance fees may be adversely affected. Moreover, we may experience losses on investments of our own capital as a result of poor investment performance, including investments in our own funds. If a fund performs poorly, we will receive little or no performance fees with regard to the fund and little income or possibly losses from our own principal investment in such fund. Furthermore, with respect to certain of our funds, if, as a result of poor performance or otherwise, a fund does not achieve total investment returns that exceed a specified investment return threshold over the life of the fund or other measurement period, we may be obligated to repay the amount by which performance fees that were previously distributed or paid to us exceeds amounts to which we were entitled. Poor performance of our funds could also make it more difficult for us to raise new capital. Investors in our closed-end funds may decline to invest in future closed-end funds we raise as a result of poor performance. Our fund investors and potential fund investors continually assess our funds' performance independently and relative to market benchmarks and our competitors, and our ability to raise capital for existing and future funds depends on our funds' performance. Accordingly, poor fund performance may deter future investment in our funds and thereby decrease the capital invested in our funds and, ultimately, our management fee income. Alternatively, in the face of poor fund performance, investors could demand lower fees or fee concessions for existing or future funds which would likewise decrease our revenue.
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

If we are unable to identify, acquire and integrate suitable investment opportunities and acquisition targets, our future growth will be impeded.

Acquisitions and expansion have been, and will continue to be, a significant component of our growth strategy. While maintaining our existing business lines, we intend to continue to pursue a sustained growth strategy by increasing revenues from seeking selective investment and co-investment opportunities and pursuing strategic acquisitions. Our ability to manage our growth will require us to effectively integrate new acquisitions into our existing operations while managing development of principal properties. We expect that significant growth in several business lines occurring simultaneously will place substantial demands on our managerial, administrative, operational and financial resources. We may be unable to successfully manage all factors necessary for a successful expansion of our business. Moreover, our strategy of growth depends on the existence of and our ability to identify attractive investment opportunities and synergistic acquisition targets. The unavailability of suitable investment opportunities and acquisition targets, or our inability to find them, may result in a decline in business, financial condition and results of operations.

Our real estate development strategies may not be successful.

From time to time, we engage in development and redevelopment activities to the extent attractive projects become available. When we engage in development activities, we are subject to risks associated with those activities that could adversely affect our financial condition, results of operations, cash flows and the market price of, our common stock, including, but not limited to:

•	we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;

•	we may not be able to obtain financing for development projects, or obtain financing on favorable terms;

•
construction costs of a project may exceed the original estimates or construction may not be concluded on schedule, making the project less profitable than originally estimated or not profitable at all (including the possibility of errors or omissions in the project's design, contract default, contractor or subcontractor default, performance bond surety default, the effects of local weather conditions, the possibility of local or national strikes and the possibility of shortages in materials, building supplies or energy and fuel for equipment);

•	tenants which pre-lease space or contract with us for a build-to-suit project may default prior to occupying the project;

•	upon completion of construction, we may not be able to obtain, or obtain on advantageous terms, permanent financing for activities that we financed through construction loans;

•	we may not achieve sufficient occupancy levels and/or obtain sufficient rents to ensure the profitability of a completed project; and

•	development projects in which we have invested may be abandoned and the related investment will be impaired.
Moreover, substantial renovation and development activities, regardless of their ultimate success, typically require a significant amount of management’s time and attention, diverting their attention from our other operations.
We own real estate properties located in Hawaii, which subjects us to unique risks relating to, among other things, Hawaii’s economic dependence on fluctuating tourism, the isolated location of Hawaii and the potential for natural disasters.

We conduct operations and own properties in Hawaii. Consequently, our business, results of operations and financial condition depend on and are affected by general trends in Hawaii’s economy and real estate market. Hawaii’s economy, although it has significantly recovered, experienced a significant downturn in the most recent recession. Real estate market declines may negatively affect our ability to sell property at a profit. In addition, Hawaii’s economy largely depends on tourism, which is subject to fluctuation. Hawaii historically has also been vulnerable to certain natural disaster risks, such as tsunamis, hurricanes and earthquakes, which could cause damage to properties owned by us or property values to decline in general. Hawaii’s remote and isolated location also may create additional operational costs and expenses, which could have a material adverse impact on our financial results. Our gross asset value for our Hawaiian investments is $162.5 million.

We may not be successful in competing with companies in the real estate investment and services industries, some of which may have substantially greater resources than we do.

Real estate investment and services businesses are highly competitive. Many of our competitors have greater financial resources and a broader global presence than we do. We compete with companies in the United States, United Kingdom, Ireland, and to a lesser extent, Spain, Italy and Japan, with respect to:

•	purchasing real estate, as well as undeveloped land for our own account;

•	acquiring secured and unsecured loans;

•	selling commercial and residential properties on behalf of customers through brokerage and auction services;

•	leasing and property management, including construction and engineering services;

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

In some instances, we rely on third party property managers and hotel operators to manage our properties. These third parties are directly responsible for the day-to-day operation of our properties with limited supervision by us, and they often have potentially significant decision-making authority with respect to those properties. Our ability to direct and control how our properties are managed on a day-to-day basis may be limited because we will engage third-parties to perform this function. Thus, the success of our business may depend in large part on the ability of our third-party property managers to manage the day-to-day operations, and any adversity experienced by our property managers could adversely impact the operation and profitability of our properties

These third-parties may fail to manage our properties effectively or in accordance with their agreements with us, may be negligent in their performance and may engage in criminal or fraudulent activity. If any of these events occur, we could incur losses or face liabilities from the loss or injury to our property or to persons at our properties. In addition, disputes may arise between us and these third-party managers and operators, and we may incur significant expenses to resolve those disputes or terminate the relevant agreement with these third parties and locate and engage competent and cost-effective service providers to operate and manage the relevant properties. We are also parties to hotel management agreements under which unaffiliated third-party property managers manage our hotels. If any of these events occur, our relationships with any franchisors may be damaged, we may be in breach of our franchise agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. In addition, from time to time, disputes may arise between us and our third party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect us. If we are unable to resolve such disputes through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to third party dispute resolution, the expense of which may be material and the outcome of which may harm our business, operating results or prospects.

Our leasing activities depend on various factors, including tenant occupancy and rental rates, which, if adversely affected, could cause our operating results to suffer.

Our business, financial condition and results of operations may be adversely affected if we fail to promptly find tenants for substantial amounts of vacant space at our properties, if rental rates on new or renewal leases are significantly lower than expected, or if reserves for costs of re-leasing prove inadequate.

Our ability to lease properties also depends on:

•	the attractiveness of our properties to tenants;

•	competition from other available space;

•	our ability to provide adequate maintenance and obtain insurance and to pay increased operating expenses, which may not be passed through to tenants;

•	the availability of capital to periodically renovate, repair and maintain the properties, as well as for other operating expenses; and

•	the existence of potential tenants desiring to lease the properties.

Also, a significant portion of our property management business involves facilitating the leasing of commercial space. In certain areas of operation, there may be inadequate commercial space to meet demand, and there is a potential for a decline in the number of overall lease and brokerage transactions. In areas where the supply of commercial space exceeds demand, we may not be able to renew leases or obtain new tenants for our managed rental properties that we manage as leases expire.

If we fail to comply with laws and regulations applicable to us in our role as a real estate broker, property/facility manager or developer, we may incur financial penalties.

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

In our property management capacity, we hire and supervise third-party contractors to provide construction and engineering services for our properties. While our role is limited to that of a supervisor, we may be subject to claims for construction defects or other similar actions. Adverse outcomes of property management litigation could have a material adverse effect on our business, financial condition and results of operations.

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

It is possible that our business, financial and other systems could be compromised, which might not be noticed for some period of time. Although we utilize various procedures and controls to mitigate our exposure to such risk, cybersecurity attacks are evolving and unpredictable. The occurrence of such an attack could lead to financial losses and have a material adverse effect on our business, financial condition and results of operations.

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

Our revenues from foreign operations have been primarily denominated in the local currency where the associated revenues were earned. Thus, we may experience significant fluctuations in revenues and earnings because of corresponding fluctuations in foreign currency exchange rates. To date, our foreign currency exposure has been limited to the Pound Sterling and the Euro. Due to the constantly changing currency exposures to which we will be subject and the volatility of currency exchange rates, we may experience currency losses in the future, and we cannot predict the effect of exchange rate fluctuations on future operating results. Our management uses currency hedging instruments from time to time, including foreign currency forward contracts, purchased currency options (where applicable) and foreign currency borrowings. The economic risks associated with these hedging instruments include unexpected fluctuations in foreign currency rates, which could lead to hedging losses or the requirement to post collateral, along with unexpected changes in our underlying net asset position. Our hedging activities may not be effective.

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

Our existing debt obligations impose, and future debt obligations may impose, significant operating and financial restrictions on us. These restrictions limit or prohibit, among other things, our ability to:

•	incur additional indebtedness;

•	repay indebtedness (including our 5.875% senior notes due 2024) prior to stated maturities;

•	pay dividends on, redeem or repurchase our stock or make other distributions;

•	make acquisitions or investments;

•	create or incur liens;

•	transfer or sell certain assets or merge or consolidate with or into other companies;

•	enter into certain transactions with affiliates;

•	sell stock in our subsidiaries;

•	restrict dividends, distributions or other payments from our subsidiaries; and

•	otherwise conduct necessary corporate activities.

In addition, our unsecured revolving credit facility and the indentures governing our 5.875% senior notes and the KWE notes require us to maintain compliance with specified financial covenants, including maximum balance sheet leverage and fixed charge coverage ratios. As of December 31, 2017, we were in compliance with these covenants. These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. In addition, a default under one series of our indebtedness may also constitute a default under another series of our indebtedness.

We have guaranteed a number of loans in connection with various real estate investments, which may result in us being obligated to make certain payments.

We have provided recourse guarantees associated with loans secured by real estate. The maximum potential undiscounted amount of future payments that we could be required to make under these guarantees was approximately $69.4 million at December 31, 2017. The guarantees expire through 2027, and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sales proceeds of the property. If we were to become obligated to perform on these guarantees, our financial condition could suffer.

We are subject to certain “non-recourse carve out” guarantees that may be triggered in the future.

Most of our real estate properties are encumbered by traditional non-recourse debt obligations. In connection with most of these loans, however, we entered into certain “non-recourse carve out” guarantees, which provide for the loans to become partially or fully recourse against us if certain triggering events occur. Although these events are different for each guarantee, some of the common events include:

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

We could be adversely affected by the actions and deteriorating financial condition and results of operations of certain of our clients. Losses or defaults by one or more of these clients could have a material adverse effect on our results of operations and financial condition. Any of our clients may experience a downturn in its business that may weaken its results of operations and financial condition. As a result, a client may fail to make payments when due, become insolvent or declare bankruptcy. Any client bankruptcy or insolvency, or the failure of any client to make payments when due, could result in losses to our company. A client bankruptcy would delay or preclude full collection of amounts owed to us. Additionally, certain corporate services and property management client agreements require that we advance payroll and other vendor costs on behalf of clients. If such a client were to file bankruptcy or otherwise fail, we may not be able to obtain reimbursement for those costs or for the severance obligations we would incur as a result of the loss of the client.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
             As of December 31, 2017, we had approximately $146.3 million and $146.7 million of federal and California net operating loss carryforwards, respectively, as well as approximately $17.3 million of foreign tax credits, which generally can be used to offset future taxable income.  However, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“the Code”), if a corporation undergoes an “ownership change”, the corporation’s ability to use its pre-change net operating loss carryforwards and foreign tax credits to offset its post-change income may be limited. Generally, a corporation experiences such an ownership change if the percentage of its stock owned by its “5-percent shareholders,” as defined in Section 382 of the Code, increases by more than 50 percentage points (by value) over a three-year period.  We are currently conducting a detailed analysis to determine whether an ownership change under Section 382 of the Code has previously occurred. In addition, recently enacted U.S. tax legislation, commonly known as the Tax Cuts and Jobs Act (the “TCJA”), will limit the application of net operating loss carryforwards generated after December 31, 2017 to 80% of taxable income.

Recent U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.
                The TCJA has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, eliminating the corporate alternative minimum tax, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, imposing a one-time transition tax (or “repatriation tax”) on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses, eliminating the deductibility of certain performance-based executive compensation and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes are effective beginning with our 2018 taxable year, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury Department and Internal Revenue Service (“IRS”), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors and auditors to determine the full impact that the recent tax legislation as a whole will have on us. We urge our investors to consult with their legal and tax advisors with respect to such legislation.

We may fail to comply with section 404 of the Sarbanes-Oxley Act of 2002.

We are subject to section 404 of The Sarbanes-Oxley Act of 2002 and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Although our management has concluded that our internal control over financial reporting was effective as of December 31, 2017 and our independent registered public accounting firm has issued an unqualified report as to the same, our management or our independent registered public accounting firm may not be able to come to the same conclusion in future periods. During the course of the review and testing of our internal controls, we may identify deficiencies and weaknesses and be unable to remediate them before we must provide the required reports. If our management or our independent registered public accounting firm is unable to conclude on an ongoing basis that we have effective internal control over financial reporting, our operating results may suffer, investors may lose confidence in our reported financial information and the trading price of our stock may fall.

Risks Related to Ownership of Our Common Stock

Our directors and officers and their affiliates are significant stockholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to stockholders for approval and which influence may be in conflict with our interests and the interests of our other stockholders.

As of December 31, 2017, our directors and executive officers and their respective affiliates owned an aggregate of approximately 13% of the outstanding shares of our common stock. These stockholders will have significant influence over the outcome of all matters submitted for stockholder approval, including the election of our directors and other corporate actions. In addition, such influence by one or more of these stockholders could discourage others from attempting to purchase or take us over in a transaction that would be favorable to our other stockholders or reduce the market price offered for our common stock in such an event.

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

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties

The following table sets forth certain information regarding our consolidated properties at December 31, 2017:

Consolidated Properties by Region(a)
Commercial(2)	Square Feet	Ending % Occupancy	Annualized Base Rent(1)	Average Effective Rent(3)	KW Ownership %	# of Assets
Western U.S.	2.3	96%	$50.8	$49.6	87%	18
Europe	10.8	95	205.3	192.2	97	174
Total Commercial	13.1	95%	$256.1	$241.8	95%	192

Multifamily(4)	Units	Ending % Leased	Annualized Base Rent(1)	Average Effective Rent(3)	KW Ownership %	# of Assets
Western U.S.	9,292	93%	$152.4	$152.4	99%	28
Europe	1,300	97	28.8	28.8	71	7
Total Multifamily	10,592	93%	$181.2	$181.2	95%	35
(a) Dollars and square footage in millions.
(1) Represents annualized cash base rent (excludes tenant reimbursements and other revenue).
(2) Excludes properties that are under development or undergoing lease up, which includes 15 properties totaling 1.4 million square feet.
(3) Average effective rents represents annualized base rent net of rental concessions and abatements.
(4) Excludes properties that are under development or undergoing lease up, which includes 14 properties totaling 3,296 units.

Consolidated Properties by Region
	Units/Lots	Acres	KW Ownership %	# of Investments
Residential and Land
Western U.S.	71	2,712	97%	4
Europe	—	—	—%	—
Total Residential and Land	71	2,712	97%	4

Consolidated Properties by Region
	Rooms	KW Ownership %	# of Investments
Hotel(1)
Western U.S.	363	54%	2
Europe	611	100%	3
Total Hotel	974	86.6%	5
(1) Excludes one hotel that is under development, consisting of 150 rooms.

The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2017, plus available space, in our consolidated commercial portfolio assuming non-exercise of renewal options and early termination rights (dollars in millions):

Year of Lease Expiration	Number of Leases Expiring	Rentable Square Feet(1)	Annualized Base Rent(1)	Expiring Annualized Base Rent as a Percent of Total
2018	175	0.8	$20.3	8%
2019	93	1.6	32.9	13%
2020	123	1.3	23.8	9%
2021	89	0.7	25.2	10%
2022	115	2.1	37.8	15%
2023	52	0.5	9.0	3%
2024	28	1.0	17.6	7%
2025	35	0.5	12.1	5%
2026	29	0.6	12.9	5%
2027	23	0.4	6.6	3%
Thereafter	109	2.8	57.9	22%
Total	871	12.3	$256.1	100%
(1) Dollars and square footage in millions.

Our corporate headquarters is located in Beverly Hills, California. We also have 24 other offices throughout the United States, one office in London, England, one office in Dublin, Ireland, one office in Madrid, Spain and one office in Tokyo, Japan. The Beverly Hills office operates as the main investment and asset management center for us in the United States, while the United Kingdom, Ireland, Jersey, Spain and Japan offices are the main investment and asset management center for our respective British, Irish, Spanish and Japanese operations. The remaining office locations primarily operate as property management satellites. With the exception of our corporate headquarters which we own, we lease all of our offices. In addition, we have on-site property management offices located within properties that we manage. The most significant terms of the leasing arrangements for our offices are the length of the lease and the rent. Our leases have terms varying in duration. The rent payable under our office leases vary significantly from location to location as a result of differences in prevailing commercial real estate rates in different geographic locations. Our management believes that except as provided below, no single office lease is material to our business, results of operations or financial condition. In addition, our management believes there is adequate alternative office space available at acceptable rental rates to meet our needs, although adverse movements in rental rates in some markets may negatively affect our profits in those markets when we enter into new leases.

The following table sets forth certain information regarding our corporate headquarters and regional offices.

Location	Use	Approximate Square Footage	Lease Expiration
Beverly Hills, CA	Corporate Headquarters	60,000	N/A*
London, England	Regional Office	4,712	3/3/2023
Dublin, Ireland	Regional Office	3,380	8/31/18
*Building is owned by a wholly-owned subsidiary of the Company.

Item 3.	Legal Proceedings
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

	Common Stock
	High	Low
Fiscal year 2017
Quarter ended March 31, 2017	$22.65	$19.95
Quarter ended June 30, 2017	22.65	17.95
Quarter ended September 30, 2017	20.60	18.10
Quarter ended December 31, 2017	20.15	17.15
Fiscal year 2016
Quarter ended March 31, 2016	24.26	15.74
Quarter ended June 30, 2016	22.64	17.29
Quarter ended September 30, 2016	23.77	17.93
Quarter ended December 31, 2016	23.00	20.00
Holders
As of February 23, 2018, we had approximately 148 holders of record of our common stock.
Dividends
We declared and paid quarterly dividends of $0.17 per share for the first three quarters of 2017 and $0.19 per share for the fourth quarter of 2017. During 2016, we declared and paid quarterly dividends of $0.14 per share for all four quarters.
Cumulative dividends on our Series B Preferred Stock accrued at an annual rate of 6.452% of the liquidation preference, subject to adjustment under certain circumstances. On December 28, 2016, the Company issued an aggregate of 3,366,973 shares of Common Stock in settlement of the conversion of all outstanding shares of Series B Preferred Stock. As of December 31, 2016 there was no Preferred Stock outstanding. The Company paid $0.7 million of dividends at conversion for dividends that would have been accrued up to the mandatory conversion date.
The declaration and payment of any future dividends is at the sole discretion of our board of directors and will depend on, among other things, our operating results, overall financial condition, capital requirements and general business conditions.

Amounts shown in millions
Aggregate dividends declared since inception	Preferred	Common	Total
2009	$3.2	$—	$3.2
2010	4.5	—	4.5
2011	8.7	5.7	14.4
2012	8.1	11.7	19.8
2013	8.1	21.8	29.9
2014	8.1	33.7	41.8
2015	3.6	53.3	56.9
2016	2.8	63.9	66.7
2017	—	87.4	87.4
Total	$47.1	$277.5	$324.6
Recent Sales of Unregistered Securities
None
Equity Compensation Plan Information
See Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Performance Graph
The graph below compares the cumulative total return of our common stock from December 31, 2012 through December 31, 2017, with the comparable cumulative return of companies comprising the S&P 500 Index and the MSCI World Real Estate Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index, and the MSCI World Real Estate Index for the five-year period ended December 31, 2017, and assumes reinvestment of all dividends, if any, paid on the securities. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Kennedy Wilson uses the MSCI World Real Estate Index, includes international real estate companies as a comparable measure. The information under this caption, “Performance Graph,” is deemed not to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that such filing specifically states otherwise.

Purchases of Equity Securities by the Company and Affiliated Purchasers in the Fourth Quarter of 2017
     Unregistered Sales of Equity Securities and Use of Proceeds

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
January 1 - January 31, 2016	—	$—	—	$100,000,000
February 1 - February 29, 2016	—	—	—	100,000,000
March 1 - March 31, 2016	240,000	20.74	240,000	95,022,013
April 1 - April 30, 2016	—	—	240,000	95,022,013
May 1 - May 31, 2016	676,073	20.22	916,073	81,350,503
June 1 - June 30, 2016	505,179	18.53	1,421,252	71,990,945
July 1 - July 31, 2016	32,585	18.00	1,453,837	71,404,578
August 1 - October 31, 2016	—	—	1,453,837	71,404,578
November 1 - November 30, 2016	545,768	22.24	1,999,605	59,267,713
December 1 - December 31, 2016	440,951	21.06	2,440,556	49,981,041
January 1 - January 31, 2017	77,155	20.00	2,517,711	48,438,200
February 1 - October 31, 2017	—	—	2,517,711	48,438,200
November 1 - November 30, 2017	428,055	19.22	2,945,766	40,212,250
December 1 - December 31, 2017	1,140,606	17.51	4,086,372	20,239,515
Total	4,086,372	$19.52	4,086,372	$20,239,515
(1) On February 25, 2016, our board of directors authorized us to repurchase up to $100 million of its common shares, from time to time, subject to market conditions. The program expired on February 25, 2018.

In addition to the repurchases of the Company’s common stock made above, the Company also withheld shares with respect to the vesting of restricted stock that the Company made to its employees.  Shares that vested during the year ended December 31, 2017 and 2016 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities.  During the year ended December 31, 2017 and 2016, total payments for the employees’ tax obligations to the taxing authorities were $37.9 million (1,460,251 shares withheld) and $14.7 million (693,942 shares withheld), respectively.

Item 6.	Selected Financial Data
The following tables summarize our selected historical consolidated financial information. This information was derived from our audited financial statements for each of the years ended December 31, 2017, 2016, 2015, 2014 and 2013. This information is only a summary. You should read this information together in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this document.

(In millions, except per share amounts)	Year Ended December 31,
	2017	2016	2015	2014	2013
Statements of operations data and dividends:
Revenue	$810.6	$703.4	$603.7	$398.6	$123.1
Net income (loss) to Kennedy-Wilson Holdings Inc. common shareholders(1)	100.5	2.8	71.1	13.8	(14.5)
Basic income (loss) per share	0.83	0.01	0.66	0.14	(0.21)
Dividends declared per share of common stock	0.70	0.56	0.48	0.36	0.28
Adjusted EBITDA(2)	455.7	349.9	371.2	317.8	159.1
Adjusted EBITDA annual increase (decrease)	30%	(6)%	17%	100%
Adjusted Net Income(2)	242.5	191.3	208.2	133.7	61.1
Adjusted Net Income annual increase (decrease)	26.8%	(8.1)%	55.7%	118.8%
Adjusted Fees(2)	86.6	108.9	158.2	121.0	72.4
Adjusted Fees annual (decrease) increase	(20)%	(31)%	31%	67%

	As of December 31,
	2017	2016	2015	2014	2013
Balance sheet data:
Cash and cash equivalents	$351.3	$885.7	$731.6	$937.7	$178.2
Total assets	7,724.8	7,656.6	7,595.6	6,297.6	1,786.8
Mortgage debt	3,156.6	2,770.4	2,772.5	2,175.7	400.2
KW unsecured debt	1,179.4	934.1	688.8	813.1	438.6
KWE unsecured bonds	1,325.9	1,185.7	855.0	—	—
Kennedy Wilson equity	1,365.6	1,048.0	1,133.8	901.1	768.3
Noncontrolling interests	211.9	1,295.1	1,731.3	2,142.8	50.6
Total equity	1,577.5	2,343.1	2,865.1	3,043.9	818.9
Common shares outstanding	151.6	115.7	114.5	96.1	82.6
(1) GAAP Net Income to Common Shareholders for the year ended December 31, 2017, includes a one-time tax benefit of $44.8 million that was recorded in the quarter ended December 31, 2017, or $0.38 per share.
(2) See Non-GAAP Measures and Certain Definitions and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP measures" for a description of Adjusted EBITDA, Adjusted Net Income and Adjusted fees and a reconciliation of these metrics to net income as reported under GAAP.

Due to our significant acquisition activity, the periods presented above may not be comparable. See Note 4 in our Notes to the Consolidated Financial Statements for discussion of the business combinations that occurred during the years ended December 31, 2017 and 2016.
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
The table below details the changes in the Company's IMRES AUM for the twelve months ended December 31, 2017:

(in millions)	December 31, 2016	Increases	Decreases	December 31, 2017
IMRES AUM	$17,171.3	$2,380.7	$(3,822.6)	$15,729.4
IMRES AUM was approximately $16 billion as of December 31, 2017 as compared to approximately $17 billion at December 31, 2016. The increases are primarily due to new acquisitions and appreciation in the value of investments we own. The decreases are primarily due to sale of a loan servicing platform in Spain, the sale of property management office in the Western United States and fewer assets under management in the property services group.
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
Unless specifically noted otherwise, as used throughout this Management’s Discussion and Analysis section, “we,” “our,” "us," "the Company" or “Kennedy Wilson” refers to Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries. “KWE” refers to Kennedy Wilson Europe Real Estate plc, a London Stock Exchange listed company that we previously externally managed through a wholly-owned subsidiary prior to the KWE Acquisition. “Equity partners” refers to the subsidiaries that we consolidate in our financial statements under U.S. GAAP (other than wholly-owned subsidiaries) and third-party equity providers. Please refer to “Non-GAAP Measures and Certain Definitions” for definitions of certain terms used throughout this report.

Overview

Kennedy Wilson is a global real estate investment company.  We own, operate, and invest in real estate both on our own and through our investment management platform.  We focus primarily on multifamily and office properties located in the Western U.S., UK, and Ireland. To complement our investment business, the Company also provides real estate services primarily to financial services clients.
Our value is primarily derived from our ownership in income producing real estate assets. We have an ownership stake in approximately 53.1 million square feet of property globally, including 27,161 multifamily rental units. In addition to our core income producing real estate, we engage in redevelopment and value add initiatives through which we enhance cashflows or reposition asset to increase disposal value. Additionally, our investment management and property services business manages approximately $16 billion of IMRES AUM the majority of which we have an ownership stake in and the balance we manage for third parties.
We have 498 employees in 25 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain, and Japan.
Our operations are defined by two core business segments, KW Investments and KW Investment Management and Real Estate Services (IMRES), which work closely together to identify attractive investment markets and opportunities around the world.
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
Sale of real estate - sales of real estate consists of gross sales proceeds received on the sale of consolidated real estate that is not defined as a business by U.S. GAAP. This includes the development project at Capital Dock, the sale of condominium units and undeveloped land.
Investment Management, Property Services and Research Fees - Investment management, property services, and research fees are primarily comprised of base asset management fees, performance based fees, and acquisition fees generated by our investment management division, property management fees generated by our property services division, leasing fees and sales commissions generated by our brokerage and auction divisions, and consulting fees generated by Meyers Research LLC and Zonda™, a Meyers innovation. Fees earned from consolidated investments, for example KWE prior to the KWE Transaction, are eliminated in consolidation with the amount relating to our equity partners being recognized through income attributable to noncontrolling interests.
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
General and administrative - general and administrative expenses represent administrative costs necessary to run Kennedy Wilson's businesses and include things such as occupancy and equipment expenses, professional fees, public company costs, travel and related expenses, and communications and information services.
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
Acquisition-related gains - Acquisition-related gains consist of non-cash gains recognized by the Company upon a GAAP required fair value remeasurement due to a business combination. These gains are typically recognized with the change of control of an existing investment. The gain amount is based upon the fair value of the Company’s equity in the investment in excess of the carrying amount of the equity directly preceding the change of control or the separately determined fair value of an investment being an excess of cash paid. These gains also arise when Kennedy Wilson converts a loan into consolidated real estate owned and the fair value of the underlying real estate exceeds the basis in the previously held loan.
Acquisition-related expenses - Acquisition-related expenses consists of the costs incurred to acquire assets. Generally, the majority of these expenses relate to stamp duty taxes on foreign transactions. Acquisition-related expenses may also include any professional fees associated with closing the transactions and the write off of any costs associated with acquisitions which did not materialize.
Gain on sale of real estate - Gain on sale of real estate relates to the amount received over the carrying value of assets sold that met the definition of a business under US GAAP.
Interest expense - Interest expense represents interest costs associated with our senior notes payable, revolving credit facility, mortgages on our consolidated real estate, and unsecured debt held by KWE. The corporate debt is unsecured and we typically use the funds generated from corporate borrowings to fund new investments. The mortgages are typically secured by the underlying real estate collateral.
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
Accumulated other comprehensive income - Accumulated other comprehensive income represents the Company's share of foreign currency movement on translating Kennedy Wilson's foreign subsidiaries from their functional currency into the Company's reporting currency. These amounts are offset by Kennedy Wilson's effective portion of currency related hedge instruments. Unrealized changes in fair value on the Company's investment in marketable securities are also included in this account.

Foreign Currency
As of December 31, 2017, approximately 49% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider the carrying value of our equity investment as the appropriate exposure to evaluate for hedging purposes. Fluctuations in foreign exchanges rates may have a significant impact on the results of our operations. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. Please see Qualitative and Quantitative Disclosures About Market Risk - Currency Risk - Foreign Currencies for a detailed discussion with respect to foreign currency.
Kennedy Wilson Europe Real Estate Plc (LSE: KWE) and the KWE Transaction

On October 20, 2017, the Company purchased the remaining 76% of KWE shares it did not previously own for $1.4 billion, which represented a discount of approximately $260 million to the original value of the shares when issued. As part of the acquisition consideration, the Company issued 37.2 million shares of common stock valued at $722.2 million. Due to KWE's previous consolidation by the Company, the carrying value of the remaining 76% non-controlling interest in KWE was $1.1 billion, which included the cumulative effects of depreciation and foreign currency losses. As a result of paying a premium above carrying value, Kennedy-Wilson Holdings, Inc. shareholders' equity only increased by $322.4 million. Prior to the acquisition, Kennedy Wilson owned 23.8% of the share capital of KWE and all results presented below are based on this ownership amount up through the closing of the transaction.
Prior to the KWE Transaction that was completed during the fourth quarter of 2017, KWE was externally managed by one of our wholly-owned subsidiaries, KWE Manager pursuant to an investment management agreement whereby we were entitled to receive certain management and performance fees.  KWE Manager was entitled to an annual management fee (payable quarterly in arrears) equal to 1% of KWE’s adjusted net asset value and certain performance fees.  The management fee payable to KWE Manager was paid half in cash and half in shares of KWE. The management fee for the second quarter of 2017 was paid fully in cash from KWE.  During year ended December 31, 2017, KWH earned $16.0 million in management fees from KWE.
Due to the terms of the investment management agreement and Kennedy Wilson's equity ownership interest in KWE, pursuant to the guidance set forth in FASB Accounting Standards Codification Subtopic 810 - Consolidation (“Subtopic 810”), the results and financial position of KWE are consolidated in our financial statements. As such, fees earned by KWE Manager were eliminated in the attached consolidated financial statements. Compensation and certain general and administrative expenses relating to KWE were borne by Kennedy Wilson as employees of the Company worked on behalf of KWE Manager.

Results of Operations
The following tables summarize the Company's revenue, operating expenses, non-operating expenses, operating income (loss) and net income (loss) and calculate EBITDA and Adjusted EBITDA by segment for the years ended December 31, 2017, 2016 and 2015 and is intended to be helpful in understanding the year over year explanations following the tables:

	Year Ended December 31, 2017
(Dollars in millions)	Investments	IMRES	Corporate	Total

Rental	$504.7	$—	$—	$504.7
Hotel	127.5	—	—	127.5
Sale of real estate	111.5	—	—	111.5
Investment management, property services and research fees	—	51.7	—	51.7
Loan purchases, loan originations, and other	15.2	—	—	15.2
Revenue	758.9	51.7	—	810.6
Operating expenses	(433.8)	(54.3)	(70.2)	(558.3)
Depreciation and amortization	(212.2)	(0.3)	—	(212.5)
Income from unconsolidated investments, net of depreciation and amortization	66.4	2.6	—	69.0
Operating income (expense)	179.3	(0.3)	(70.2)	108.8
Non-operating income (expense):
Gain on sale of real estate	226.7	—	—	226.7
Acquisition - related expenses	(4.4)	—	—	(4.4)
Interest expense	(145.6)	—	(72.1)	(217.7)
Other non-operating (expenses) income	(5.1)	—	13.4	8.3
(Provision for) benefit from income taxes	(4.8)	—	21.1	16.3
Total non-operating income (loss)	66.8	—	(37.6)	29.2
Net income (loss)	246.1	(0.3)	(107.8)	138.0
Add back (less):
Interest expense	145.6	—	72.1	217.7
Kennedy Wilson's share of interest expense included in unconsolidated investments	22.5	0.5		23.0
Depreciation and amortization	212.2	0.3	—	212.5
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	13.5	2.7		16.2
(Provision for) benefit from income taxes	4.8	—	(21.1)	(16.3)
Fees eliminated in consolidation	(26.9)	26.9	—	—
Share-based compensation	—	—	38.4	38.4
EBITDA attributable to noncontrolling interests(2)	(173.8)	—	—	(173.8)
Adjusted EBITDA(1)	$444.0	$30.1	$(18.4)	$455.7
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.
(2) $136.3 million of depreciation, amortization, interest and taxes for the year ended December 31, 2017. This includes allocation to noncontrolling interest holders of KWE up through the acquisition date of October 20, 2017.

	Year Ended December 31, 2016
(Dollars in millions)	Investments	IMRES	Corporate	Total

Rental	$485.9	$—	$—	$485.9
Hotel	116.2	—	—	116.2
Sale of real estate	29.3	—	—	29.3
Investment management, property services and research fees	—	59.4	—	59.4
Loan purchases, loan originations, and other	12.6	—	—	12.6
Revenue	644.0	59.4	—	703.4
Operating expenses	(345.2)	(54.9)	(93.6)	(493.7)
Depreciation and amortization	(197.4)	(0.8)	—	(198.2)
Income from unconsolidated investments, net of depreciation and amortization	122.8	3.8	—	126.6
Operating income (loss)	224.2	7.5	(93.6)	138.1
Non-operating income (expense):
Gain on sale of real estate	130.7	—	—	130.7
Acquisition - related gains	16.2	—	—	16.2
Acquisition - related expenses	(9.5)	—	—	(9.5)
Interest expense	(137.4)	—	(54.2)	(191.6)
Other non-operating expenses	(1.2)	—	7.8	6.6
Provision for income taxes	5.0	—	(19.0)	(14.0)
Total non-operating income (loss)	3.8	—	(65.4)	(61.6)
Net income (loss)	228.0	7.5	(159.0)	76.5
Add back (less):
Interest expense	137.4	—	54.2	191.6
Kennedy Wilson's share of interest expense included in unconsolidated investments	22.1	0.9	—	23.0
Depreciation and amortization	198.2	—	—	198.2
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	17.2	3.6	—	20.8
Provision for income taxes	(5.0)	—	19.0	14.0
Fees eliminated in consolidation	(36.9)	36.9	—	—
Share-based compensation	—	—	65.1	65.1
EBITDA attributable to noncontrolling interests(2)	(239.3)	—	—	(239.3)
Adjusted EBITDA(1)	$321.7	$48.9	$(20.7)	$349.9
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.
(2) $169.3 million of depreciation, amortization, taxes and interest for the year ended December 31, 2016.

	Year Ended December 31, 2015
(Dollars in millions)	Investments	IMRES	Corporate	Total

Rental	$404.8	$—	$—	$404.8
Hotel	106.4	—	—	106.4
Sale of real estate	3.7	—	—	3.7
Investment management, property services and research fees	—	69.3	—	69.3
Loan purchases, loan originations, and other	19.5	—	—	19.5
Revenue	534.4	69.3	—	603.7
Operating expenses	(283.3)	(69.7)	(53.4)	(406.4)
Depreciation and amortization	(165.5)	(0.8)	—	(166.3)
Income from unconsolidated investments, net of depreciation and amortization	93.6	3.8	—	97.4
Operating income (loss)	179.2	2.6	(53.4)	128.4
Non-operating income (expense):
Gain on sale of real estate	72.4	—	—	72.4
Acquisition - related gains	108.1	—	—	108.1
Acquisition - related expenses	(37.3)	—	—	(37.3)
Interest expense	(108.8)	—	(46.9)	(155.7)
Loss on extinguishment of corporate debt	—	—	(1.0)	(1.0)
Other non-operating expenses	(2.5)		—	(2.5)
Provision for income taxes	(23.4)	—	(30.0)	(53.4)
Total non-operating income (loss)	8.5	—	(77.9)	(69.4)
Net income (loss)	187.7	2.6	(131.3)	59.0
Add back (less):
Interest expense	108.8	—	46.9	155.7
Early extinguishment of corporate debt	—	—	1.0	1.0
Kennedy Wilson's share of interest expense included in unconsolidated investments	27.0	1.1	—	28.1
Depreciation and amortization	166.3	—	—	166.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	25.2	2.9	—	28.1
Provision for income taxes	23.4	—	30.0	53.4
Fees eliminated in consolidation	(75.0)	75.0	—	—
Share-based compensation	—	—	30.8	30.8
EBITDA attributable to noncontrolling interests(2)	(151.6)	0.4	—	(151.2)
Adjusted EBITDA(1)	$311.8	$82.0	$(22.6)	$371.2
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.
(2) $166.9 million of depreciation, amortization, taxes and interest for the year ended December 31, 2015.

Kennedy Wilson Consolidated Financial Results: Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Adjusted EBITDA was $455.7 million for the year ended December 31, 2017, a 30% increase from $349.9 million for 2016, due primarily to higher realized gains on the sale of consolidated and unconsolidated investments in the current period and increased ownership in KWE which led to a $46.8 million increase post KWE Transaction. The increase was offset by a decrease in acquisition related gains as there were none in the current period and higher interest expense due to increased borrowings under the Company's revolving credit facility. For same property multifamily units, total revenues increased 6%, net operating income increased 7% and occupancy remained at 94% from 2016. For same property commercial real estate, total revenues decreased 0.2%, net operating income decreased 1.9% and occupancy decreased 0.4% to 97.5% from the same period in 2016.
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

	Year Ended December 31, 2017
	Investments		Investment Management and Real Estate Services		Total
Revenues	$26.6	3%	$0.3	—%	$26.9	3%
Net Income	4.3	4%	0.2	—%	4.5	4%
Adjusted EBITDA	9.2	2%	0.9	—%	10.1	2%
Revenues
Investments Segment Revenues
Rental income was $504.7 million for the year ended December 31, 2017 as compared to $485.9 million for 2016. The $18.8 million increase is primarily due to new acquisitions in 2017 and the latter half of 2016 along with improved operating performance.
Hotel income was $127.5 million for the year ended December 31, 2017 as compared to $116.2 million for 2016. The $11.3 million increase is primarily due to improved winter conditions at the Ritz Carlton Lake Tahoe which led to a longer ski season, higher occupancy, and an increase in average daily rate. Additionally, the increase was attributable to the opening of the Lake Club at the Ritz. Additionally, more rooms were available for occupancy at the Fairmont St Andrews and Portmarnock due to the completions of room and common area upgrades.
    Sale of real estate was $111.5 million for the year ended December 31, 2017 as compared to $29.3 million for the same period in 2016. During the year, we sold and entered into a development agreement for 200 Capital Dock, a 130,000 sq. ft. office building under development in Dublin, Ireland. Additionally, we sold a parcel of land, a residential development project and four condominium units in Spain. For the year ended December 31, 2016, we had sold 24 condominium units, a vacant lot and a parcel of land.
Loan and other income was $15.2 million for the year ended December 31, 2017 as compared to $12.6 million for 2016. The increase is primarily attributable to the sale of a loan secured by a hotel in the United Kingdom and accretion on notes held on properties in Ireland.
Investment Management and Services Segment Revenues
Fees are earned on the following types of services provided:

•
investment management, including acquisition, asset management and disposition services. Fees earned from consolidated investments, for example KWE prior the KWE Transaction, are eliminated in consolidation with the amount relating to our equity partners being recognized through income attributable to noncontrolling interests;

•	property services, including management of commercial real estate for third-party clients, fund investors, and investments held by Kennedy Wilson;

•	research, including consulting practice and data and analytics for the residential real estate development and new home construction industry;

•
auction and conventional sales, including innovative marketing and sales strategies for all types of commercial and residential real estate, including single family homes, mixed-use developments, estate homes, multifamily dwellings, new home projects, conversions and scattered properties; and

•	brokerage services, including innovative marketing programs tailored to client objectives for all types of investment grade and income producing real estate.

The following table shows Adjusted Fees for the years ended December 31, 2017 and 2016:

	Year Ended
	December 31,
(dollars in millions)	2017	2016
Investment management, property services and research fees	$51.7	$59.4
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation(1)	26.3	36.9
Kennedy Wilson's share of fees in unconsolidated service businesses	8.6	12.6
Adjusted Fees(2)	$86.6	$108.9
(1) The years ended December 31, 2017 and 2016 include $17.3 million and $23.1 million, respectively, of fees recognized in net (income) loss attributable to noncontrolling interests relating to portion of fees paid by noncontrolling interest holders in KWE and equity partner investments.
(2) See "Non-GAAP Measures and Certain Definitions" for a definition and discussion of Adjusted Fees.

Investment management and real estate services fees were $51.7 million during the year ended December 31, 2017 as compared to $59.4 million for 2016 mainly due to lower performance fees earned during 2017.
Fees earned from investments that were eliminated in consolidation totaled $26.3 million compared to $36.9 million for 2016. The decrease is primarily attributable to prior period performance fees earned on the sale of an Irish office building. Additionally, we recognized $16.0 million and $22.2 million of adjusted fees related to our management of KWE during the year ended December 31, 2017 and 2016, respectively. Subsequent to the closing of the KWE Transaction on October 20, 2017, we no longer earned such fees. In accordance with U.S. GAAP, the fees we historically received from KWE were eliminated in consolidation and excluded from total fees of $51.7 million and $59.4 million, respectively.

The table below breaks down Adjusted Fees from investment management and real estate related services for the year ended December 31, 2017 and 2016:

	Year Ended
(dollars in millions)	December 31,
Fee Description	2017	2016
Property Services	$28.9	$36.3
Research	12.4	11.4
Investment Management - Base	35.7	41.1
Investment Management - Performance	8.7	19.8
Investment Management - Acquisition / Disposition	0.9	0.3
Investment Management - Total	45.3	61.2
Total Adjusted Fees(1)	$86.6	$108.9
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Fees.

Investment management
Investment management generated adjusted fees of $45.3 million during the year ended December 31, 2017 as compared to $61.2 million for 2016. The decrease is primarily attributable to the recognition of unrealized performance fees related to the management of the funds in 2016. Each period, the Company calculates the performance fee (related to its management of the funds) that would be due to the Company if the funds and their underlying investments were realized at their estimated fair values. In the current period, the Company recognized less unrealized performance fees as the fair values of the underlying properties did not increase above the funds' preferred return thresholds at an equivalent amount over the same period in 2016. Base management fees decreased during the year due to the KWE Transaction, which eliminated the fees the Company received from the management of KWE.
Property Services
Real estate related services fees decreased to $28.9 million during the year ended December 31, 2017 as compared to $36.3 million for 2016 primarily due to the sale of our servicing platform in Spain which accounted for $8.6 million and $12.6 million of fees during the year ended December 31, 2017 and 2016, respectively. Additionally, there was a decrease in brokerage fees and property management fees due to having fewer assets under management during the period.
Research

Research fees from the Meyers group increased to $12.4 million during the year ended December 31, 2017 as compared to $11.4 million due to increased revenue from its advisory practice of $0.5 million and increased subscriptions to Zonda which led to an additional $0.5 million increase.
Operating Expenses
Investments Segment Operating Expenses
Operating expenses for the year ended December 31, 2017 increased to $433.8 million compared to $345.2 million for 2016. The increase is primarily attributable to the following:
During the year ended December 31, 2017, we sold and entered into a development agreement for 200 Capital Dock, a 130,000 sq. ft. office building under development in Dublin, Ireland. Additionally, we sold a parcel of land, a residential development project and four condominium units in Spain, which resulted in $80.2 million of sale-related costs. For the year ended December 31, 2016, we had sold 24 condominium units, a vacant lot and a parcel of land, which resulted in $22.1 million of sale-related costs.
Rental operating expenses increased by $15.8 million, hotel operating expenses increased by $4.0 million and depreciation and amortization increased by $14.3 million due to increased acquisitions for rental properties and increased occupancy at hotels.
Compensation and related expenses increased by $12.2 million due to an increase in discretionary compensation.
Investment Management and Services Segment Operating Expenses
Operating expenses for the year ended December 31, 2017 remained constant at $54.3 million as compared to 2016.
Corporate Operating Expenses
Operating expenses for the year ended December 31, 2017 were approximately $70.2 million as compared to $93.6 million for 2016. Compensation and related expenses decreased by $22.6 million primarily due to higher stock compensation during 2016. The higher stock compensation in 2016 is mainly due to $26.5 million or 60% cliff vesting of restricted stock that was granted in 2012 under our Amended and Restated 2009 Equity Participation Plan.
Income from Unconsolidated Investments
Investments Segment Income from Unconsolidated Investments
During the year ended December 31, 2017, income from unconsolidated investments was $66.4 million as compared to $122.8 million for 2016.
The following table presents income from unconsolidated investments recognized by Kennedy Wilson during the years ended December 31, 2017 and 2016:

	Year Ended December 31,
(Dollars in millions)	2017	2016
Operating performance	$13.8	$7.7
Realized gains	14.0	59.0
Equity in joint venture income - fair value	38.6	56.6
Interest (loss) income recognized(1)	—	(0.5)
	$66.4	$122.8
(1) Related to loan pools, all of which were fully resolved as of December 31, 2017.

The Company recognized fair value gains during the year related to acquisitions and dilution from resyndications in VHH, sales in a condo project, and improved property performance by FV Option investments and investments held within our Funds totaling $38.6 million. In addition to the above, the Company recognized realized gains on sales of joint venture investments mainly on multifamily and office properties located in the Western United States during the year. The Company sold 51 multifamily properties (49 of which were in the 5% interest we hold in a Japanese portfolio), two office properties, a residential development project, four lots, and a residential home during 2017, resulting in a gain of $14.0 million. The remaining $13.8 million in equity in joint venture income is related to operating performance.
In 2016, five multifamily properties were sold in the Western U.S. for a gain of $59.0 million (excluding $2.4 million of promoted interest recognized in investment management fees). In addition to the sales discussed above the Company recognized $24.3 million of fair value gains on its VHH portfolio due to dilution from resyndications and development fees. It also recognized $6.1 million from operating distributions made by VHH during the year. The Company sold equity ownership interests in the Kona Village Resort ("Kona Village") in Kona, Hawaii to a third party that resulted in the loss of control and deconsolidation of the development. The sales price to the third party indicated that the value of the Company’s continuing interest was greater than

its carrying value, resulting in the recording of a $19.5 million gain.   The Company has elected the fair value option to record this equity investment and the $19.5 million dilution-related  gain above is not related to any subsequent change in value.
Services Segment Income from Unconsolidated Investments
During the year ended December 31, 2017, income from unconsolidated investments was $2.6 million compared to $3.8 million in 2016. Services segment income from unconsolidated investments related to the Company's approximate 5% interest in a loan servicing platform in Spain that had approximately €23.0 billion of assets under management. This entity was sold during the fourth quarter 2017 and decreased our IMRES AUM by $1.6 billion. Over the life of the investment we put $23.8 million in and received $42.2 million for a cash gain of $18.4 million (based on December 31, 2017 rates).
Non-operating Items
Gains on sale of real estate were $226.7 million for the year ended December 31, 2017 compared to $130.7 million in the prior period. The gain recognized during the year ended December 31, 2017 relates primarily to the sale of Summerhouse, a 615-unit wholly-owned multifamily community in Alameda, CA, the sale of Rock Creek Landing, a 576-unit wholly-owned multifamily community in Kent, Washington, the sale of the multifamily component of The Rock, a 233-unit apartment complex in Manchester, England, and sales by KWE of non-core assets out of its United Kingdom commercial property portfolio. During the prior period, we sold a commercial property in the United Kingdom, a commercial property in Ireland, an office building in North Hollywood, CA, equity interests in Kona Village and sales by KWE of non-core assets out of its United Kingdom commercial properties and an office building in central district Dublin. These gains are presented net as a component of non-operating income (expense) as the properties were treated as businesses at acquisition.
There were no acquisition related gains for the year ended December 31, 2017 as compared to $16.2 million for 2016. The acquisition-related gains during the year ended December 31, 2016 were due to the Company acquiring additional equity interest in a retail center in the Western United States that was previously accounted for as an unconsolidated investment. The Company acquired additional equity interests and took control of Kona Village that was previously accounted for as an unconsolidated investment. Subsequently after taking control, the Company sold a 50% interest to a strategic partner and accounted for Kona Village as an unconsolidated investment at the year ended December 31, 2017.
Acquisition-related expenses were $4.4 million for the year ended December 31, 2017 compared to $9.5 million during 2016. The acquisition related expenses during the year ended December 31, 2017 primarily relate to three multifamily properties, an office property, and a retail property in the Western United States and a wholly-owned multifamily property acquired in Ireland. The acquisition-related expenses for the year ended December 31, 2016 relate primarily to professional fees and the payment of stamp duty taxes in the United Kingdom and Ireland.
Interest expense was $217.7 million for the year ended December 31, 2017 as compared to $191.6 million for 2016. During the third quarter of 2016, Kennedy Wilson issued an additional $250.0 million of 5.875% senior unsecured notes due 2024 which resulted in the higher interest expense. In addition, the greater amount outstanding on our line of credit during the year ended December 31, 2017 led to increased interest expense as compared to the prior period. We had an average outstanding debt balance of $5,416.9 million and $4,684.7 million for the years ended December 31, 2017 and 2016, respectively.

Other income was $8.3 million for the year ended December 31, 2017 as compared to $6.6 million for 2016. In the current period, the Company paid out approximately £290.5 million of cash relating to the KWE Transaction which was held in an escrow cash account for approximately 5 months. Since this was held in a currency different than the Company's functional currency, changes in foreign currency rates were recorded to other income. In order to mitigate these fluctuations the Company entered into foreign currency hedge contracts. During the year ended December 31, 2017, the Company recognized a gain of $24.2 million due to changes in foreign currency rates on the escrow cash which was offset by a loss of $10.8 million from the associated hedges. During the year ended December 31, 2016, the Company recognized a loss of $2.5 million on transactional foreign exchange losses which was offset by a gain of $7.8 million on undesignated hedges.

Income tax benefit was $16.3 million in 2017 as compared to a provision for income taxes of $14.0 million in 2016. The decrease in income tax expense is primarily due to a $44.8 million tax benefit realized as a result of a decrease in our U.S. net deferred tax liability resulting from the reduction in the U.S. corporate tax rate from 35% to 21% pursuant to the Tax Cuts and Jobs Act. In addition, as a result of the adoption of ASU 2016-09 on January 1, 2017, the Company recorded an adjustment to opening retained earnings of $9.3 million for excess tax benefits from share awards which had not been recognized under the prior accounting standard. The Company also recorded a tax benefit of $3.7 million through December 31, 2017 related to excess tax benefits realized from the vesting of restricted stock awards and dividend equivalents on restricted stock.

The SEC issued Staff Accounting Bulletin (“SAB 118”) on December 22, 2017, which provided guidance on how to account for the effects of the Tax Reform. Pursuant to SAB 118, adjustments for the effects of the new legislation should be recorded to the extent a reasonable estimate for all or a portion of the effects of the law can be made. If a company cannot determine a reasonable estimate, it should not record a provisional amount and should continue to apply ASC 740 based on the tax law in effect before the enactment. While we were able to make a reasonable, provisional estimates of the impact of the reduction in the corporate rate and other provisions that may have a significant impact to the Company, the final impact of the Tax Reform may differ from our estimates due to additional guidance that might be issued by the IRS, Treasury Regulations or state taxing authorities and changes in our assumptions and interpretations. We are continuing to assess changes from and gather information related to Tax Reform in order to finalize our provisional estimates and to assess the impact of Tax Reform in the future periods.
      We had net income of $37.5 million attributable to noncontrolling interests during the year ended December 31, 2017 compared to net income of $70.9 million attributable to noncontrolling interests during 2016. The decrease during the year is primarily attributable our increased ownership in KWE subsequent to the KWE Acquisition and to greater sales in the prior period that had noncontrolling interests associated with them.

The Company's Series B shares were retired in the year ended December 31, 2016. Accordingly, there were no preferred dividends or accretion of preferred stock issue costs during 2017, as compared to  $2.8 million during 2016.
Other Comprehensive Income

The two major components that drive the change in other comprehensive loss are the change in foreign currency rates and the gains or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section below for the Company's risks relating to foreign currency and its hedging strategy.

(Dollars in millions)	Year Ended December 31,
	2017	2016
Unrealized foreign currency translation gain (loss), net of noncontrolling interests and tax	$48.9	$(32.5)
Amounts reclassified out of accumulated other comprehensive income during the period	2.0	3.4
Unrealized foreign currency derivative contract (losses) gains, net of noncontrolling interests and tax	(48.6)	5.5
Unrealized gains on marketable securities, net of noncontrolling interests and tax	0.2	0.1
Other comprehensive loss	2.5	(23.5)
Realized foreign currency exchange gain - consolidated statements of operations	24.2	(2.5)
Realized foreign currency derivative contract (loss) gain - consolidated statements of operations	(10.8)	7.8
Comprehensive loss - foreign exchange	$15.9	$(18.2)
The main currencies that the Company has exposure to are the euro and pound sterling. The table below represents the change in rates over the year ended December 31, 2017 and 2016 as compared to the U.S. Dollar:

	Year Ended December 31,
	2017	2016
Euro	15.0%	(3.0)%
GBP	10.0%	(16.0)%
Other compressive loss, net of taxes and noncontrolling interests, for the year ended December 31, 2017 and 2016 was $2.5 million and $23.5 million, respectively.
The unrealized foreign currency translation, net of taxes and non-controlling interests, was a gain of $48.9 million and loss of $32.5 million for the year ended December 31, 2017 and 2016, respectively. The gain in the current period is due the strengthening of the GBP and Euro during the year. The losses relating to unrealized foreign currency translation during the prior period related to the pound sterling and the Euro, primarily as a result of the Brexit vote.
The unrealized foreign currency derivative contract (loss) gain, net of taxes and non-controlling interests, was a loss of $48.6 million and gain of $5.5 million for the year ended December 31, 2017 and 2016, respectively. The Company typically hedges its net investments in certain non-U.S. operations through use of currency derivative contracts, such as foreign currency forward contracts and options. The loss in the current year primarily relates to the strengthening of the GBP during the year which lead to hedge losses that the Company held against the currency. The gain in the prior year primarily relates to the strengthening of the dollar against the GBP related the Company's stock investment in KWE which was offset by our share of the decreased value of derivative contracts at KWE (due to the strengthening of the euro against the British pound sterling) from hedges on its Euro denominated assets.
Amounts reclassified out of accumulated other comprehensive income are for amounts that are moved out of other comprehensive income and recognized on the statement of operations. Although there is activity for the prior period the amounts reclassified are inception-to-date, and, accordingly, they are not indicative of current period movements. During the current period the amounts reclassified related to the sale of the Company's investment in a loan servicing platform in Spain. The reclassification for the prior period relates to the resolution of European loan pools and the sale of office properties in Ireland and Japan during the year.
Kennedy Wilson Consolidated Financial Results: Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Adjusted EBITDA was $349.9 million, a 6% decrease from $371.2 million for 2015, due to lower non-cash acquisition-related gains in the current period as the Company took control of fewer properties as compared to the prior period as well as no performance fee being earned on KWE in the current period. This decrease was offset by higher realized gains on the sale of consolidated and unconsolidated investments in the current period. For same property multifamily units, total revenues increased 10%, net operating income increased 12% and occupancy remained at 94% from 2015. For same property commercial real estate, total revenues increased 5%, net operating income increased 6% and occupancy increased 2% to 96% from the same period in 2015.
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

	Year Ended December 31, 2016
	Investments		Investment Management and Real Estate Services		Total
Revenues	$(28.8)	(4)%	$—	—%	$(28.8)	(4)%
Net Income	(2.1)	(75)%	(1.5)	(53)%	(3.6)	(128)%
Adjusted EBITDA	(5.3)	(2)%	(1.4)	—%	(6.7)	(2)%
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
    During the year ended December 31, 2016, we sold 24 condominium units, a vacant lot and a parcel of land generating $29.3 million of proceeds as compared to one condominium unit sold in 2015 for proceeds of $3.7 million.
Loan and other income was $12.6 million for the year ended December 31, 2016 as compared to $19.5 million for 2015. The decrease in income was mainly due to loans that were resolved or sold on notes held by KWE in the latter half of the prior period and during the beginning 2016. As there was a lower note receivable balance over the current period KW received less in interest income.
Investment Management and Services Segment Revenues
Fees are earned on the following types of services provided:

•	investment management, including acquisition, asset management and disposition services;

•	property services, including management of commercial real estate for third-party clients, fund investors, and investments held by KW;

•	research, including consulting practice and data and analytics for the residential real estate development and new home construction industry;

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

The following table shows Adjusted Fees for the year December 31, 2016 and 2015:

	Year Ended
	December 31,
	2016	2015
Investment management, property services and research fees	$59.4	$69.3
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation(1)	36.9	75.0
Kennedy Wilson's share of fees in unconsolidated service businesses	12.6	13.9
Adjusted Fees(2)	$108.9	$158.2
(1) The year ended December 31, 2016 and 2015 includes $23.1 million and $57.7 million of fees recognized in net (income) loss attributable to noncontrolling interests relating to portion of fees paid by noncontrolling interest holders in KWE and equity partner investments.
(2) See Non-GAAP Measures and Certain Definitions for a definition and discussion of Adjusted Fees.

Investment management and real estate services fees were $59.4 million during the year ended December 31, 2016 as compared to $69.3 million for 2015. The decrease is mainly due to lower performance fees earning during 2016.
Fees earned from investments that were eliminated in consolidation totaled $36.9 million compared to $75.0 million for 2015. The decrease is primarily due to fees earned with respect to performance fees on Kennedy Wilson's external management of KWE in 2016 compared to $43.7 million ($36.1 million of which was allocated to noncontrolling interest holders) of such fees being earned in 2015. In accordance with U.S. GAAP, these fees were eliminated in consolidation and excluded from total fees of $59.4 million and $69.3 million, respectively.
The table below shows Adjusted Fees from investment management and real estate related services for the year ended December 31, 2016 and 2015:

	Year Ended
	December 31,
Fee Description	2016	2015
Property Services	$36.3	$39.3
Research	11.4	9.2
Investment Management - Base	41.1	44.0
Investment Management - Performance	19.8	62.5
Investment Management - Acquisition / Disposition	0.3	3.2
Investment Management - Total	61.2	109.7
Total Adjusted Fees(1)	$108.9	$158.2
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Fees.
Investment management
Investment management generated adjusted fees of $61.2 million during the year ended December 31, 2016 as compared to $109.7 million for 2015. The decrease is primarily attributable to $43.7 million of accrued performance fee related to our management of KWE in 2015. No such accrual was made through December 31, 2016. 2015 also had disposition fees associated with the sale of our Japanese multifamily portfolio with no comparable activity in 2016. Base management fees decreased in the period ended December 31, 2016 due to the Company recognizing fees associated with a loan pool in the prior period that was fully resolved at December 31, 2015. However, this was partially offset during the year ended December 31, 2016 by performance fees earned on the sale of an Irish office building and a multifamily property in the Western U.S. and accrued performance fees relating to KW Fund V.
Property Services

Property Services decreased to $36.3 million during the year ended December 31, 2016 as compared to $39.3 million for 2015. The decrease is primarily due to lower fees earned on our loan servicing platform in Spain.
Research
Research increased to $11.4 million during the year ended December 31, 2016 as compared to $9.2 million for 2015. The increase is due to higher fees in Meyer's advisory business and more subscription sales associated with Zonda which led to increased fees of $0.6 million and $1.6 million, respectively.
Operating Expenses
Investments Segment Operating Expenses
Operating expenses for the year ended December 31, 2016 increased to $345.2 million compared to $283.3 million for 2015. The increase is primarily attributable to the following:
Rental operating expenses increased by $27.4 million, hotel operating expenses increased by $6.4 million and depreciation and amortization increased by $31.9 million due to increased acquisitions.
Compensation and related expenses increased by $5.2 million due to higher headcount.
During the year ended December 31, 2016 we sold 1 condominium unit which resulted in $2.6 million of sale-related costs. During the year ended December 31, 2015, we sold 10 condominium units which resulted in $20.7 million of sale-related costs.
Services Segment Operating Expenses
Operating expenses for the year ended December 31, 2016 were approximately $54.9 million as compared to $69.7 million for 2015. The decrease is primarily attributable to lower adjusted fees and lower discretionary compensation driven by the lack of a performance fee earned on KWE in 2016.
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
The following table presents income from unconsolidated investments recognized by Kennedy Wilson during the years ended December 31, 2016 and 2015:

	Year Ended December 31,
(Dollars in millions)	2016	2015
Operating performance	$7.7	$7.8
Realized gains	59.0	46.6
Equity in joint venture income - fair value	56.6	34.9
Interest (loss) income recognized(1)	(0.5)	4.3
	$122.8	$93.6
(1) Related to loan pools, all of which were fully resolved as of December 31, 2016.
Five multifamily properties were sold in the Western U.S. which attributed to the increase in income as compared to 2015. Upon sale, the Company recognized gains of $59.0 million (excluding $2.4 million of promoted interest recognized in investment management fees). In addition to sales discussed above the Company recognized $24.3 million of fair value gains on its VHH portfolio due to dilution from resyndications and development fees. It also recognized $6.1 million from operating distributions made by VHH during 2016. The Company sold equity ownership interests the iconic Kona Village in Kona, Hawaii to a third party that resulted in the loss of control and deconsolidation of the development. The sales price to the third party indicated that the value of the Company’s continuing interest was greater than its carrying value, resulting in the recording of a $19.5 million

gain.   The Company has elected the fair value option to record this equity investment and the $19.5 million dilution-related gain above is not related to any subsequent change in value.
In 2015 the Company recognized $34.9 million of fair value gains during the year relating to improved market conditions and dilution gains from resyndications in VHH, entitlements achieved on development projects, commencing sales process on a condo project as well as improved property performance in investments held within fund investments carried at fair value. In addition to fair value gains, the Company has recognized $7.3 million in equity income related to operating distributions from VHH during the year. The prior period income primarily related to the recognition of $46.6 million in gains on the sale of four multifamily properties and an office building all in the Western United States.
Services Segment Income from Unconsolidated Investments
Services segment income from unconsolidated investments relates to the Company's acquired interest in a loan servicing platform in Spain with approximately €23.0 billion of assets under management. During the year ended December 31, 2016, income from unconsolidated investments was $3.8 million compared to $3.8 million in 2015.
Non-operating Items
Gains on sale of real estate were $130.7 million for the year ended December 31, 2016 compared to $72.4 million in the prior period. The gain recognized during the year ended December 31, 2016 relates primarily to the sale of a commercial property in the United Kingdom, a commercial property in Ireland, an office building in North Hollywood, CA, the sale of an equity interest in Kona Village and sales by KWE of non-core assets out of its United Kingdom commercial properties and an office building in central district Dublin. During 2015, KW sold the majority of its investment in its Japanese multifamily portfolio, which resulted in a gain of $33.5 million before noncontrolling interest and KWE sold non-core assets out of its United Kingdom commercial properties during the year, which resulted in a gain of $38.9 million before noncontrolling interest. These gains are presented net as a component of non-operating income (expense) as the properties were treated as businesses at acquisition.
Acquisition-related gains were $16.2 million for the year ended December 31, 2016 as compared to $108.1 million for 2015. The acquisition-related gains during the year ended December 31, 2016 were due to the Company acquiring additional equity interest in a retail center in the Western United States that was previously accounted for as an unconsolidated investment. The Company acquired additional equity interests and took control of Kona Village that was previously accounted for as an unconsolidated investment. Subsequently after taking control the Company sold a 50% interest to a strategic partner and accounted for Kona Village as an unconsolidated investment at year end December 31, 2017.
In 2015, the Company acquired additional equity interests in multifamily and commercial properties located in Western United States that were previously accounted for as unconsolidated investments. KW also converted two notes secured by three commercial buildings located in Dublin, Ireland and a note secured by a multifamily property in London into a direct 100% ownership interest in the property. As a result of acquiring control of the properties, the assets and liabilities were consolidated in Kennedy Wilson's financial statements at fair value which resulted in an acquisition-related gains primarily by the remeasurement of the previously owned interest to current market values.
Acquisition-related expenses were $9.5 million for the year ended December 31, 2016 compared to $37.3 million during 2015. The acquisition related expenses primarily relate to professional fees and the payment of stamp duty taxes in the United Kingdom and Ireland. The decrease year over year is due to lower acquisition activity at KWE.
Interest expense associated with corporate debt was $54.2 million for the year ended December 31, 2016 as compared to $46.9 million for 2015. During the third quarter of 2016, KW issued an additional $250.0 million of 5.875% senior unsecured notes due 2024 which resulted in the higher interest expense. In addition, our line of credit was utilized for a longer period as compared to 2015 which led to increased interest expense.
Interest expense associated with investment debt was $137.4 million for the year ended December 31, 2015 as compared to $108.8 million for 2015. The increase is due to the acquisitions and consolidations that occurred in the second half of 2015 and refinancings were the Company was able to increase its leverage on properties.
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
Other Comprehensive Income

(Dollars in millions)	Year Ended December 31,
	2016	2015
Unrealized foreign currency translation loss, net of noncontrolling interests and tax	$(32.5)	$(46.3)
Amounts reclassified out of accumulated other comprehensive income during the period	3.4	9.7
Unrealized foreign currency derivative contract gains, net of noncontrolling interests and tax	5.5	17.0
Unrealized losses on marketable securities, net of noncontrolling interests tax	0.1	0.1
Other comprehensive loss	(23.5)	(19.5)
Realized foreign currency exchange loss - consolidated statements of operations	(2.5)	(0.5)
Realized foreign currency derivative contract gain - consolidated statements of operations	7.8	2.9
Comprehensive loss - foreign exchange	$(18.2)	$(17.1)
The main currencies that the Company has exposure to are the euro and pound sterling. The table below represents the change in rates over the year ended December 31, 2016 and 2015 as compared to the U.S. Dollar:

	Year Ended December 31,
	2016	2015
Euro	(3.0)%	(10.0)%
GBP	(16.0)%	(5.0)%
Other compressive loss, net of taxes and noncontrolling interests, for the year ended December 31, 2016 and 2015 was $23.5 million and $19.5 million, respectively.
The unrealized foreign currency translation loss, net of taxes and non-controlling interests, was $32.5 million and $46.3 million for the year ended December 31, 2016 and 2015, respectively. The losses relating to unrealized foreign currency translation decreased during the current period as we incurred losses on the pound sterling and the Euro, primarily as a result of the Brexit vote.
The unrealized foreign currency derivative contract gain, net of taxes and non-controlling interests, was a gain of $5.5 million and $17.0 million for the year ended December 31, 2016 and 2015, respectively. he Company typically hedges 50%-100% of its net investments in certain non-U.S. operations through use of currency derivative contracts, such as foreign currency forward contracts and options. The gain in the current year primarily relates to the strengthening of the dollar against the GBP related the Company's stock investment in KWE which was offset by our share of the decreased value of derivative contracts at KWE (due to the strengthening of the euro against the British pound sterling) from hedges on its Euro denominated assets. The prior period gains relate to the strengthening of the U.S. Dollar in relation to all the foreign currencies the Company invests in.
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
Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, dividend payments to our shareholders, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through our existing cash and cash equivalents plus capital generated from our IMRES business, sales of real estate, collections from loans, as well as availability on our current revolving lines of credit (which had $400.0 million available to draw as of December 31, 2017). As of December 31, 2017, we and our consolidated subsidiaries had approximately $751.3 million of potential liquidity, which includes $400.0 million of availability under lines of credit and $351.3 million of cash.
Our need to raise funds from time to time to meet our capital requirements will depend on many factors, including the success and pace of the implementation of our strategy for strategic and accretive growth where appropriate. Additionally, we may opportunistically seek to raise capital (equity or debt) when we believe market conditions are favorable and when consistent with our growth strategy.  In addition, we may seek third party financing to the extent that we engage in additional strategic investments, including capital necessary to execute potential development or redevelopment strategies or acquisition of real estate, note portfolios, or other real estate related companies or real estate related securities. Similarly, we may from time to time seek to refinance our existing indebtedness opportunistically in order to reduce our overall cost of debt capital or optimize the maturity schedule of our outstanding indebtedness, or for other strategic reasons.
Development and redevelopment

This section includes the developments or redevelopment projects that the Company is undergoing or considering, and excludes residential investments. The scope of these projects may change. There is no certainty that the Company will develop or redevelop any or all of these potential projects. All dollar amounts are Kennedy Wilson's share.

				If Completed
Location	Type	Investment	Status	Est. Completion Date	Commercial Sq. Ft.	MF Units / Hotel Rooms	KW Share Total Capitalization	KW Est. Costs to Complete	KW Est. Cash to Complete
Ireland	Mixed-Use	Capital Dock	Under Construction	2018	240,000	190	$129.1	$49.7	$18.1
WA and NV	Multifamily - Affordable	Vintage Housing Holdings	3 Under Construction	2018-2019	—	711	70.9	32.8	—
Spain	Retail	Puerta del Sol	In Planning	2019	37,000	—	68.9	4.8	4.8
Nor Cal	Multifamily	Santa Rosa	In Design	2019	—	120	24.8	23.6	9.6
WA and NV	Multifamily - Affordable	Vintage Housing Holdings	5 In Design	2019-2020	—	1,435	157.6	142.2	—
Ireland	Multifamily	Clancy Quay - Phase 3	In Planning	2020	6,000	259	52.7	45.3	22.6
Ireland	Office	Hanover Quay	In Planning	2020	61,000	—	35.4	28.9	14.5
Ireland	Office	Kildare	In Design	2020	65,000	—	56.1	45.9	23.0
Nor Cal	Office	400 California	Under Construction	2020	247,000	—	TBD	TBD	TBD
Hawaii	Hotel	Kona Village Resort	In Design	2021	—	150	TBD	TBD	TBD
Total					656,000	2,865	$595.5	$373.2	$92.6
Kennedy Wilson has a number of development, redevelopment and entitlement projects that are underway or in the planning stages.  These initiatives may ultimately result in 2,865 multifamily units and 656,000 commercial rentable square feet, along with substantial upgrades to certain multifamily and commercial properties and hotels. If these projects were brought to completion the estimated share of the Company's total capital would be approximately $595.5 million which we expect would be funded through our existing equity, third party equity, project sales and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. As of December 31, 2017, we expect to invest $373.2 million which would be comprised of $92.6 million of cash from us to develop to completion or complete the entitlement process on these projects. These figures are budgeted costs and are subject to change. We and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process.
We, along with our equity partners (the “Capital Dock JV”), are currently developing “Capital Dock,” a prime waterfront property located in Dublin, Ireland, consisting of 370,000 square feet of commercial space across three buildings and 190 multifamily units across an additional three buildings.  On May 12, 2017, the Capital Dock JV sold “200 Capital Dock,” one of the three commercial buildings of the greater Capital Dock development consisting of 130,000 sq. ft. of office space.  Concurrent with the transaction, the Capital Dock JV entered into a development agreement with the buyer to complete the construction of 200 Capital Dock on behalf of the buyer.  With respect to 200 Capital Dock, the development agreement provides that upon certain events (including the insolvency of the Capital Dock JV and certain delivery deadlines not being met), the buyer may exercise a right to take over the construction of the project.  In the event that the buyer exercises such right, the Capital Dock JV will receive a reduced amount of proceeds from the sales transaction. In December 2017, Indeed, one of the world's largest talent recruiting companies, signed the largest Dublin lease of this cycle to fully occupy the office space at Capital Dock.
The Capital Dock development is currently being funded with proceeds from the sale of 200 Capital Dock, equity from us and our equity partners as well as a construction loan that we have in place. We hold 42.5% ownership interest in the development and as of December 31, 2017 we have invested $43.8 million of equity in the project. During the year ended December 31, 2017, we contributed a total of $19.5 million to the project. Additionally, we received a $22.7 million distribution relating to the $142.8 million construction loan that we entered into during the second quarter of 2017 ($88.6 million drawn down as of December 31, 2017).
We currently expect the estimated remaining cost to complete the development to be approximately $129.1 million with additional equity from us of approximately $18.1 million.  The remaining equity will be funded form our partners, undrawn proceeds from the construction loan and cash received from the sale of 200 Capital Dock. We expect to be finished by the end of 2018. This is a budgeted figure, however, and is subject to change (increase or decrease) due to a number of factors, including, that this project is being developed under a construction management contract with the general contractor and therefore could be called upon to contribute additional capital in the event that actual costs exceed budgeted costs (currently approximately 98% of the budgeted costs have been fixed under price-capped agreements between the general contractor and various subcontractors). We may decide to sell all or part of the remaining Capital Dock development before the development is complete. In addition to Capital Dock, we are concurrently building approximately 259 multifamily units in Dublin, Ireland.

Recent Developments

              Subsequent to December 31, 2017, we and our equity partners acquired $264.8 million of real estate-related investments, including two multifamily properties (580 units) and a 689k square feet retail center in Salt Lake City, UT and a hotel in Honolulu, HI. Our total equity investment in these transactions was approximately $39.5 million (including closing costs). In addition, we and our equity partners disposed of $93.8 million of real estate-related investments, including non-core commercial assets in the United Kingdom and received $46.3 million in cash proceeds.

In addition, as of February 21, 2018, we and our equity partners are under separate contracts to purchase a multifamily property in Salt Lake City, UT and a multifamily development project in Santa Rosa, CA for a total of $63.9 million.  We anticipate financing these acquisitions with a combination of debt financing, balance sheet cash and partner equity. With respect to such assets under contract, we have non-refundable deposits of approximately $1.8 million held in escrow. The amount of our equity investment in these acquisitions has not yet been determined, but we currently expect our aggregate equity investment in these acquisitions to be between $20 million to $30 million. There can be no assurance that we will complete the potential acquisitions under contract.  Also as of February 21, 2018, we and our equity partners are under separate contracts to dispose of an office building in northern California and two retail buildings in the United Kingdom at an aggregate sales price of approximately $27.6 million.  We currently expect to receive a total of approximately $4.7 million in proceeds from these transactions.  There can be no assurance that we will complete the potential dispositions under contract.
Consolidated and unconsolidated investment portfolio
In addition to our development and redevelopment initiatives we regularly implement a value-add approach to our consolidated and unconsolidated investments which includes rehabbing properties and adding or updating property amenities.  The capital required to implement these value-add initiatives is typically funded with capital calls, refinancing or supplemental financings at the property level.  We are not required to make these investments but they are a key driver in our ability to increase net operating income at our properties post acquisition. We typically invest $30 million to $50 million a year to fund capital expenditures for our consolidated and unconsolidated investment portfolio.
Under our current joint venture strategy, we generally contribute property expertise and a fully funded initial cash contribution, with commitments to provide additional funding. Accordingly, we generally do not have significant capital commitments with unconsolidated entities. As of December 31, 2017, we have unfulfilled capital commitments totaling $63.6 million to our unconsolidated investments.
Cash Flows
The following table summarizes the cash provided by or used in our operating, investing and financing activities for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31,
(Dollars in millions)	2017	2016	2015
Net cash provided by operating activities	$73.0	$102.9	$178.2
Net cash used in investing activities	(70.2)	(286.7)	(1,483.6)
Net cash (used in) provided by financing activities	(565.3)	419.8	1,118.8
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions from our unconsolidated investments, revenues from our IMRES business net of operating expenses and other general and administrative costs. Substantially all of the cash flows from operations of $73.0 million, $102.9 million and $178.2 million for the year ended December 31, 2017, 2016 and 2015 respectively, were generated from net rental income received from our rental properties, operating distributions from our unconsolidated investments and fees earned on our service business.
Cash provided from operating activities decreased during 2017 as compared to 2016 due to higher interest payments mainly from the revolving credit facility having a larger balance outstanding and for a longer period than the prior period and an increase in discretionary bonuses and the timing of when they were paid. Bonuses for the previous calendar year have typically been paid out in the first quarter of the year. A portion of the 2017 bonus was paid during December 2017.
When comparing 2016 versus 2015, while recurring revenues from our rental business continue to increase, these increases were offset in 2016 by the timing of the payments of accrued expenses and liabilities, including a tax payment in 2016 related to the 2015 sale of our Japanese multifamily portfolio, additional interest expense related to our corporate bonds, value added tax ("VAT") payments in Europe, and payment of accounts payable.
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
Net cash used in investing activities totaled $70.2 million for the year ended December 31, 2017. During the current period Kennedy Wilson had $814.3 million of purchases and additions to real estate and $79.9 million contributions to new and existing unconsolidated investments. The cash used in the aforementioned investing activities was offset by receipt of $659.1 million, mainly from sales of multifamily properties in the Western United States which were than tax deferred exchanged into higher quality multifamily properties in the Western United States and non-core commercial properties in the United Kingdom and Ireland. Additionally, we received $133.4 million of investing distributions from unconsolidated investments due to the sales of multifamily properties in the Western United States and Japan, commercial properties in the Western United States, a servicing platform in Spain, and homes in residential development projects in the Western United States, and the refinancing of property level debt.
Net cash used in investing activities totaled $286.7 million for the year ended December 31, 2016. During the year ended December 31, 2016, KW had $949.6 million of purchases and additions to real estate and $124.9 million contributions to new and existing unconsolidated investments. The cash used in the aforementioned investing activities was offset by receipt of $540.1 million, mainly from commercial property sales in Europe. KW also collected  $146.9 million on loans primarily from the sale of a portfolio of loans in Europe during the first quarter.
Net cash used in investing activities totaled $1.5 billion for the year ended December 31, 2015. Kennedy Wilson spent $1.9 billion of purchases and additions to real estate. In addition, Kennedy Wilson invested $235.8 million to fund our equity in loans secured by real estate. The investment in the loans were mainly for the acquisition of a loan portfolio secured by eight hotels across the United Kingdom and a loan secured by a residential property also in the United Kingdom. The cash used in the aforementioned investing activities was offset by receipt of $622.6 million, mainly from the sale of our Japanese multifamily portfolio and other asset sales.
Financing
Our net cash related to financing activities is generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash used in financing activities totaled $565.3 million for the year ended December 31, 2017. As part of the KWE Transaction $719.8 million was paid to noncontrolling interest holders of KWE and $55.8 million in transaction costs relating to professional and banking fees to close the KWE Transaction. Kennedy Wilson received proceeds $848.3 million from mortgage loans to finance and refinance consolidated property acquisitions, which were offset by repayment of $684.7 million of investment debt. During the year ended December 31, 2017, we borrowed $800.0 million on our revolving line of credit and repaid $500.0 million. We also paid $55.0 million to pay off in full at par the 2042 Senior Notes. Distributions of $106.0 million were paid to noncontrolling interest holders primarily as a result of asset sales and cash received from financings.
Net cash provided by financing activities totaled $419.8 million for the year ended December 31, 2016. Kennedy Wilson received proceeds of $250.0 million  from the issuance of senior notes and $1.2 billion from mortgage loans to finance and refinance consolidated property acquisitions, these were offset by repayment of $608.1 million of investment debt. In addition, KWE and the Company spent $196.9 million for KWE's share repurchase program and the Company's open market purchases of KWE shares. Distributions of $116.6 million to noncontrolling interest holders due mainly to asset sales also offset cash from financing. The Company also drew and repaid $125 million on its line of credit during the current year.
Net cash provided by financing activities totaled $1.1 billion for the year ended December 31, 2015. This was primarily due to net proceeds of $215.0 million received from the issuance of 8.6 million shares of common stock. In addition, Kennedy Wilson received proceeds of $2.1 billion from mortgage loans to finance and refinance consolidated property acquisitions which included $888.3 million generated by two investment grade senior unsecured bond offerings. These were offset by repayment of $681.1 million of investment debt and distributions of $239.2 million to noncontrolling interest holders mainly due to the sale of our Japanese multifamily portfolio.

Contractual Obligations and Commercial Commitments
At December 31, 2017, Kennedy Wilson's contractual cash obligations, including debt, lines of credit, and operating leases included the following:

	Payments due by period
(Dollars in millions)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations
Borrowings:(1)(4)
Mortgage debt(2)(4)	$3,178.1	$67.7	$680.2	$886.9	$1,543.3
Senior notes(3)(4)	900.0	—	—	—	900.0
Credit Facility(4)	300.0	—	300.0	—	—
KWE unsecured bonds(4)(5)	1,335.6	—	—	675.8	659.8
Total borrowings	5,713.7	67.7	980.2	1,562.7	3,103.1
Operating leases	9.7	2.8	5.3	1.6	—
Total contractual cash obligations	$5,723.4	$70.5	$985.5	$1,564.3	$3,103.1

(1)
See Notes 8-11 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year-$196.6 million; 1-3 years-$548.2 million; 4-5 years-$291.5 million; After 5 years: $164.6 million. The interest payments on variable rate debt have been calculated at the interest rate in effect as of December 31, 2017.

(2)	Excludes $2.4 million net unamortized debt premium on mortgage debt.

(3)	Excludes $1.9 million unamortized debt discount on senior notes.

(4)	Excludes $48.0 million unamortized loan fees.

(5)	Excludes $4.3 million net unamortized discount on KWE unsecured bonds.

At December 31, 2017, Kennedy Wilson's share of contractual cash obligations (excluding amounts that are attributable to noncontrolling interests), including debt, lines of credit, and operating leases included the following:

	Payments due by period
(Dollars in millions)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations
Borrowings:(1)
Mortgage debt	$2,896.2	$62.7	$601.1	$876.8	$1,355.6
Senior notes(2)	900.0	—	—	—	900.0
Credit Facility	300.0	—	300.0	—	—
KWE unsecured bonds(3)	1,335.6	—	—	675.8	659.8
Total borrowings	5,431.8	62.7	901.1	1,552.6	2,915.4
Operating leases	9.7	2.8	5.3	1.6	—
Total contractual cash obligations	$5,441.5	$65.5	$906.4	$1,554.2	$2,915.4

(1)	See Notes 8-11 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments.

(2)	Excludes $1.9 million net unamortized debt discount on senior notes.

(3)	Excludes $4.3 million net unamortized discount on KWE unsecured bonds.

Indebtedness and Related Covenants
The following describes our corporate indebtedness and related covenants.
Senior Notes Payable
In March 2014, Kennedy-Wilson, Inc., completed a public offering of $300.0 million aggregate principal amount of 5.875% Senior Notes due 2024 (the “2024 Notes”), for approximately $290.7 million, net of discount and estimated offering expenses. The 2024 Notes were issued pursuant to an indenture dated as of March 25, 2014, by and among Kennedy-Wilson, Inc., as issuer, and Wilmington Trust National Association, as trustee, as supplemented by a supplemental indenture, dated as of March 25, 2014, by and between Kennedy-Wilson, Inc. as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantors, and Wilmington Trust National Association, as trustee (the indenture, as so supplemented, the “2024 Indenture”). The issuer's obligations under the 2024 Notes are fully and unconditionally guaranteed by Kennedy-Wilson Holdings, Inc. and the subsidiary guarantors. At any time prior to April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at the redemption price specified in the 2024 Indenture, plus accrued and unpaid interest, if any, to the redemption date. Prior to April 1, 2017, the issuer may also redeem up to 35% of the 2024 Notes from the proceeds of certain equity offerings. Interest on the 2024 Notes accrues at a rate of 5.875% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2014. The 2024 Notes will mature on April 1, 2024. In November 2014 and August 2016, we completed two additional public offerings of $350 million and $250 million, respectively, aggregate principal amounts of 5.875% Senior Notes, due 2024 (the “Additional Notes”). The Additional Notes have substantially identical terms as the 2024 Notes described above, and are treated as a single series with the 2024 Notes under such 2024 Indenture. The Additional Notes were issued and sold at a public offering prices of 100.0% of their principal amount, plus accrued interest. The amount of the 2024 Notes included in the accompanying consolidated balance sheets was $898.1 million at December 31, 2017.
In November and December 2012, Kennedy-Wilson, Inc. completed a public offering of $55.0 million aggregate principal amount of 7.750% Senior Notes due 2042 (the "2042 Notes"). On December 1, 2017 the 2042 Notes were redeemed in full at a redemption price equal to 100% of the principal amount.
KWE Senior Notes Payable
In June 2015, KWE completed its inaugural bond offering ("KWE Bonds") of approximately $405.3 million (based on December 31, 2017 rates) (£300 million) in 3.95% fixed-rate senior unsecured bonds due 2022. In September 2016, KWE completed an additional bond offering of approximately $270.3 million (based on December 31, 2017 rates) (£200 million) under the same indenture as the KWE Bonds mentioned above. The KWE Bonds have a carrying value of $675.6 million as of December 31, 2017. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros.

In addition, during the fourth quarter of 2015, KWE established a £2.0 billion (approximately $2.7 billion based on December 31, 2017 rates) Euro Medium Term Note Programme ("EMTN"). Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. During the fourth quarter of 2015 and second quarter of 2016, KWE drew down under its EMTN Programme, with issuances of senior unsecured notes for an aggregate principal amount of approximately $660.3 million (based on December 31, 2017 rates) (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $655.7 million, have an annual fixed coupon of 3.25%, and mature in 2025.  The KWE Notes rank pari passu with the KWE Bonds, and are subject to the same restrictive covenants.
The KWE Bonds and KWE Notes require KWE to maintain (i) consolidated net indebtedness (as defined in the trust deed for the notes) of no more than 60% of the total asset value; (ii) consolidated secured indebtedness (less cash and cash equivalents) of no more than 50% of total asset value; (iii) an interest coverage ratio of at least 1.50 to 1.00, and (iv) unencumbered assets of no less than 125% of the unsecured indebtedness (less cash & cash equivalents). The covenants associated with KWE Bonds and KWE Notes are not an obligation of KWH and these amounts are presented as a component of our investment debt as it is an unsecured obligation relating to an underlying investment of ours.
Borrowings Under Line of Credit
On October 3, 2017, Kennedy-Wilson, Inc. (the “Borrower”), a wholly-owned subsidiary of Kennedy-Wilson Holdings, Inc. (the “Company”), KWH and certain subsidiaries of the Company (the “Subsidiary Guarantors”) entered into an Escrow Agreement with a syndicate of lenders (the “Lenders”), Bank of America, N.A. ("BofA"), as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill"), JPMorgan Chase Bank, N.A. ("JPM") and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, pursuant to which the parties delivered executed signature pages to a $700 million unsecured revolving credit and term loan facility (the “A&R Facility”), which amended and restated the Borrower’s existing revolving credit facility. The A&R Facility is comprised of a $500 million revolving line of credit and a $200 million term loan facility. Loans under the revolving line of credit bear interest at a rate equal to LIBOR plus between 1.75% and 2.75%, depending on the consolidated leverage ratio as of the applicable measurement date. Loans under the term loan facility bear interest at a rate equal to LIBOR plus between 1.65% and 2.65%, depending on the consolidated leverage ratio as of the applicable measurement date. The A&R Facility has a maturity date of March 31, 2021. Subject to certain conditions precedent and at the Borrower’s option, the maturity date of the A&R Facility may be extended by one year. At closing, the Company drew the full term loan amount of $200.0 million, borrowed $200.0 million under the A&R Facility's revolving line, and repaid the $350.0 million outstanding on the existing revolving credit facility. As of December 31, 2017, the Company had an outstanding balance of $300.0 million on the A&R Facility with $400.0 million available to be drawn under the revolving credit facility.
On December 10, 2015, the Borrower entered into a $475 million unsecured revolving credit facility (the “KW Revolving Facility”) with a syndicate of lenders including JPMorgan Chase Bank, N.A., Deutsche Bank AG New York Branch, U.S. Bank N.A., East West Bank, Fifth Third Bank, The Governor and Company of the Bank of Ireland, Compass Bank, City National Bank, and Bank of America, N.A., as administrative agent and letter of credit issuer. Loans under the KW Revolving Facility bear interest at a rate equal to LIBOR plus 2.50% or 3.00%, depending on the consolidated leverage ratio as of the applicable measurement date, and have a maturity date of December 10, 2018. In October 2017, the KW Revolving Facility was amended and restated, which resulted in the A&R Facility.
KWE Facility
KWE had an unsecured floating rate revolving debt facility ("KWE Facility") with Bank of America Merrill Lynch, Deutsche Bank, and J.P. Morgan Chase of approximately $304.0 million (based on December 31, 2017 rates) (£225 million). On October 20, 2017, the KWE Facility was terminated in conjunction with the Transaction.
Debt Covenants
The A&R Facility and the indentures governing the 2024 Notes contain numerous restrictive covenants that, among other things, limit Kennedy Wilson's and certain of its subsidiaries' ability to incur additional indebtedness, pay dividends or make distributions to stockholders, repurchase capital stock or debt, make investments, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The A&R Revolving Facility requires Kennedy Wilson to maintain a minimum tangible net worth and a specified amount of cash and cash equivalents.
The A&R Facility has certain covenants as defined within its Amended and Restated Credit Agreement, Dated as of October 20, 2017 (the "Credit Agreement") that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, repurchase capital stock or debt, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,066,775,300 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of the Closing Date, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $300,351,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million..
As of December 31, 2017, the Company’s consolidated leverage ratio was 63.1%, its fixed charge coverage ratio was 3.1 to 1.00, its consolidated tangible net worth was $1,954.5 million, its adjusted secured leverage ratio was 37.9%, its secured recourse leverage ratio was 0.8%, its recourse leverage ratio was 0.65, and liquidity was $358.8 million. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
The indentures governing the 2024 Notes limit the ability of Kennedy Wilson and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of December 31, 2017, the maximum balance sheet leverage ratio was 0.94 to 1.00.

Off-Balance Sheet Arrangements
Guarantees
We have provided guarantees associated with loans secured by consolidated assets. At December 31, 2017, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $69.4 million at December 31, 2017. The guarantees expire through 2027 and our performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
As of December 31, 2017, we have unfulfilled capital commitments totaling $63.6 million to our unconsolidated investments. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of December 31, 2017, 69% of our consolidated debt is fixed rate, 9% is floating rate with interest caps and 22% is floating rate without interest caps.

We hold variable rate debt on some of our consolidated properties that are subject to interest rate fluctuations.  In order to mitigate some of the risk associated with increasing interest rates we have purchased interest rate caps that limit the amount that interest expense can increase with rate increases.  However, some of our debt is uncapped and the mortgages that do have interest caps are subject to increased interest expense until rates hit the level of caps that have been purchased.  If there was a 100 basis point increase or decrease, we would have a $8.8 million increase in interest expense or $4.6 million in interest expense savings during 2018 of our current consolidated mortgages.  The weighted average strike price on caps and maturity of Kennedy Wilson’s variable rate mortgages is 3.32% and approximately 4 years, respectively, as of December 31, 2017.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of December 31, 2017. The weighted average interest rate for the various assets and liabilities presented are actual as of December 31, 2017. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
	2018	2019	2020	2021	2022	Thereafter	Total	December 31, 2017
	(Dollars in millions)
Interest rate sensitive assets
Cash equivalents	$351.3	$—	$—	$—	$—	$—	$351.3	$351.3
Average interest rate	0.02%	—%	—%	—%	—%	—%	0.02%	—
Fixed rate receivables	68.9	4.5	—	—	—	—	73.4	73.4
Average interest rate (1)	6.00%	5.00%	—%	—%	—%	—%	5.22%	—
Variable rate receivables	11.3	—	—	—	—	—	11.3	11.3
Average interest rate	3.53%	—%	—%	—%	—%	—%	3.53%	—
Total	$431.5	$4.5	$—	$—	$—	$—	$436.0	$436.0
Weighted average interest rate(1)	0.15%	5.00%	—%	—%	—%	—%	0.22%
Interest rate sensitive liabilities
Variable rate borrowings	$35.9	$260.4	$37.4	$401.1	$384.1	$371.0	$1,489.9	$1,508.3
Average interest rate	2.68%	2.66%	2.95%	3.59%	1.98%	2.15%	2.61%	—
Fixed rate borrowings	53.9	53.3	114.3	46.3	688.7	3,267.3	4,223.8	4,285.7
Average interest rate	4.14%	4.23%	3.14%	4.85%	3.96%	4.05%	4.02%	—
Total	$89.8	$313.7	$151.7	$447.4	$1,072.8	$3,638.3	$5,713.7	$5,794.0
Weighted average interest rate	3.55%	2.92%	3.09%	3.72%	3.25%	3.86%	3.66%
(1) Interest rate sensitive assets' weighted average interest rates are exclusive of non-performing receivables.
Currency Risk - Foreign Currencies

The financial statements of Kennedy Wilson's subsidiaries located outside the United States are measured using the local currency as this is their functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The foreign currencies primarily include the euro and the British pound sterling. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in the consolidated statement of equity as a component of accumulated other comprehensive income. Currency translation gains and losses and currency derivative gains and losses will remain in other comprehensive income unless and until the Company substantially liquidates underlying investments.
As our business in Europe continues to grow, fluctuations in the Euro and GBP foreign exchange rates will have a greater impact on our business. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes. In order to manage the potential exposure from adverse changes in foreign exchange rates arising from our net investments in foreign operations, we may enter into currency derivative contracts such as foreign currency forward contracts and options to hedge all or portions of the net investments in our non-U.S. dollar denominated foreign operations. With the closing of KWE Transaction we will have a higher exposure to Euro and GBP investments and greater foreign exchange impact on our financial statements. We are currently looking into different strategies on how to handle this increased exposure going forward and may enter into different types of derivative contracts in order to mitigate our increased foreign currency exposure.
Our service businesses typically do not require much capital so foreign currency translation and derivative activity primarily relates to the investments segment as that has greater balance sheet exposure to foreign currency fluctuations.
We typically have not hedged the impact foreign currency fluctuations may have on our future operations or cash flows. The costs to operate these businesses, such as compensation, overhead and interest expense are incurred in local currencies. As we are not currently hedging our current operations there will be foreign currency impact on our results of operations for both the investment and services segments.
If there was a 5% increase or decrease in foreign exchange rates on the currencies we invest to the U.S. Dollar our net asset value would increase by $31.6 million or decrease by $34.4 million. If rates moved 10% we would have an increase of $60.1 million and a decrease of $67.7 million.

Non-GAAP Measures
We use certain non-GAAP measures to analyze our business, including Adjusted EBITDA, Adjusted Net Income and Adjusted Fees. We use these metrics for evaluating the success of our company and believe that they enhance the understanding of our operating results. A reconciliation of net income to Adjusted EBITDA, Adjusted Net Income and Adjusted Fees is presented below:

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015	2014	2013
Net income	$138.0	$76.5	$59.0	$90.1	$13.9
Non-GAAP adjustments:
Add back:
Interest expense	217.7	191.6	155.7	103.4	51.7
Early extinguishment of corporate debt	—	—	1.0	27.3	—
Kennedy Wilson's share of interest expense included in investment in unconsolidated investments	23.0	23.0	28.1	35.5	45.0
Depreciation and amortization	212.5	198.2	166.3	104.5	17.4
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	16.2	20.8	28.1	47.1	46.7
Provision for (benefit from) income taxes	(16.3)	14.0	53.4	32.4	2.9
Share-based compensation	38.4	65.1	30.8	15.8	7.5
EBITDA attributable to noncontrolling interests(1)	(173.8)	(239.3)	(151.2)	(138.3)	(26.0)
Adjusted EBITDA(2)	$455.7	$349.9	$371.2	$317.8	$159.1
(1) (2) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015	2014	2013
Net income	$138.0	$76.5	$59.0	$90.1	$13.9
Non-GAAP adjustments:
Add back:
Depreciation and amortization	212.5	198.2	166.3	104.5	17.4
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	16.2	20.8	28.1	47.1	46.7
Share-based compensation	38.4	65.1	30.8	15.8	7.5
Net income attributable to the noncontrolling interests, before depreciation and amortization(1)	(117.8)	(169.3)	(76.0)	(123.8)	(24.4)
One-time tax remeasurement	(44.8)	—	—	—	—
Adjusted Net Income (2)	$242.5	$191.3	$208.2	$133.7	$61.1
(1) (2) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Net Income.

	Years Ended December 31,
(dollars in millions)	2017	2016	2015	2014	2013
Investment management, property services and research fees(1)	$51.7	$59.4	$69.3	$82.6	$68.1
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation	26.3	36.9	75.0	21.6	4.3
Kennedy Wilson's share of fees in unconsolidated service businesses	8.6	12.6	13.9	16.8	—
Adjusted Fees	$86.6	$108.9	$158.2	$121.0	$72.4
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

The table below is a reconciliation of Non-GAAP measures included within the Company's same property analysis, to their most comparable GAAP measures.

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Same Property		Same Property
(dollars in millions)	Revenue	NOI	Revenue	NOI
Operating Income	$108.8	$108.8	$138.1	$138.1
Less: Sale of real estate	(111.5)	(111.5)	(29.3)	(29.3)
Less: Investment management, property services and research fees	(51.7)	(51.7)	(59.4)	(59.4)
Less: Loans and other income	(15.2)	(15.2)	(12.6)	(12.6)
Add: Rental operating	151.2	—	135.4	—
Add: Hotel operating	100.3	—	96.3	—
Add: Cost of real estate sold	80.2	80.2	22.1	22.1
Add: Commission and marketing	7.2	7.2	8.0	8.0
Add: Compensation and related	177.2	177.2	186.5	186.5
Add: General and administrative	42.2	42.2	45.4	45.4
Add: Depreciation and amortization	212.5	212.5	198.2	198.2
Less: Income from unconsolidated investments	(69.0)	(69.0)	(126.6)	(126.6)
Property-Level (Consolidated)	$632.2	$380.7	$602.1	$370.4
Less: NCI adjustments (1)	(50.2)	(18.3)	(47.7)	(18.6)
Add: Unconsolidated investment adjustments (2)	58.5	39.3	55.8	37.0
Add: Straight-line and above/below market rents	(10.2)	(10.2)	(7.1)	(7.1)
Less: Reimbursement of recoverable operating expenses	(27.6)	—	(27.9)	—
Less: Properties bought and sold (3)	(93.2)	(64.7)	(78.5)	(58.1)
Less: Other properties excluded (4)	(36.8)	(16.3)	(41.2)	(25.1)
Other Reconciling Items (5)	1.6	4.9	0.3	7.5
Same Property	$474.3	$315.4	$455.8	$306.0

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Same Property		Same Property
Same Property (Reported)	Revenue	NOI	Revenue	NOI
Commercial - Same Property	$186.9	$169.5	$187.4	$172.7
Multifamily Market Rate Portfolio - Same Property	151.8	102.3	143.3	95.8
Multifamily Affordable Portfolio - Same Property	27.3	18.2	26.1	17.2
Hotel - Same Property	108.3	25.4	99.0	20.3
Same Property	$474.3	$315.4	$455.8	$306.0
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
Critical Accounting Policies
BASIS OF PRESENTATION — The consolidated financial statements include the accounts of Kennedy Wilson and voting interest entities which it controls. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, Kennedy Wilson evaluates its relationships with other entities to identify whether they are variable interest entities ("VIE") as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 810 – Consolidation and to assess whether it is the primary beneficiary of such entities. In determining whether Kennedy Wilson is the primary beneficiary of a VIE, qualitative and quantitative factors are considered, including, but not limited to: the amount and characteristics of Kennedy Wilson's investment; the obligation or likelihood for Kennedy Wilson to provide financial support; Kennedy Wilson's ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of Kennedy Wilson. Significant judgments related to these determinations include estimates about the future fair values and performance of real estate held by these VIEs and general market conditions.
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
Management fees are primarily comprised of investment management, property services, and research fees. Investment management fees are earned from limited partners of funds, co-investments, or separate accounts and are generally based on a fixed percentage of committed capital or net asset value. Property services fees are earned for managing the operations of real estate assets and are generally based on a fixed percentage of the revenues generated from the respective real estate assets. Research fees are earned from consulting arrangements. These fees are recognized as revenue ratably over the period that the respective services are performed. The Company provides investment management and property services on investments it also has an ownership interest in. Fees earned on consolidated properties are eliminated in consolidation and fees on unconsolidated investments are eliminated for the portion that relate to the Company's ownership interest. During the year ended December 31, 2017, $26.3 million were eliminated in consolidation.
Performance fees or carried interest are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds and loan pool participations based on the cumulative performance of the fund and loan pools and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, Kennedy Wilson calculates the performance fee that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. Substantially all of the performance fees are recognized in investment management fees in our consolidated statements of operations. Total performances fees recognized to date through December 31, 2017 that may be reversed in future periods if there is negative fund performance totaled $32.9 million. Performance fees recognized during the years ended December 31, 2017, 2016, and 2015 were $5.6 million, $13.0 million and $18.0 million and the amounts that have not been received are included in other assets in the accompanying consolidated balance sheet.
KWE was externally managed by one of the Company's wholly-owned subsidiaries (“KWE Manager”) pursuant to an investment management agreement in which capacity Kennedy Wilson was entitled to receive certain management and performance fees.  KWE Manager was paid an annual management fee (payable quarterly in arrears) equal to 1% of KWE’s adjusted net asset value (EPRA NAV). The management fee payable to KWE Manager was paid half in cash and half in shares of KWE. KW Manager earned $16.0 million in management fees for the year ended December 31, 2017 which is eliminated in consolidation due to the Company's consolidation of KWE.
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
Interest income from investments in loans acquired at a discount are recognized using the effective interest method. Interest income from investments in loans which Kennedy Wilson originates are recognized at the stated interest rate. When a loan or loans are acquired with deteriorated credit quality primarily for the rewards of collateral ownership, such loans are accounted for as loans until Kennedy Wilson is in possession of the collateral. However, accrual of income is not recorded during the conversion period under ASC Subtopic 310-30-25. Income is recognized to the extent that cash is received from the loan.

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
NONCONTROLLING INTERESTS — Noncontrolling interests are reported within equity as a separate component of Kennedy Wilson's equity in accordance with Noncontrolling Interests in Consolidated Financial Statements ASC Subtopic 810-10. Revenues, expenses, gains, losses, net income or loss, and other comprehensive income are reported in the consolidated statements of operations at the consolidated amounts and net income and comprehensive income attributable to noncontrolling interests are separately stated. Prior to the KWE Transaction, management fees earned by KWE Manager for managing KWE were eliminated in consolidation however the amount attributable to the noncontrolling interest holders of KWE were recognized through net income (loss) attributable to noncontrolling interest holders.
FOREIGN CURRENCIES — The financial statements of subsidiaries located outside the United States are measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The foreign currencies include the Euro and the British pound sterling. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in the consolidated statements of equity and comprehensive income as a component of accumulated other comprehensive income. The Company hedges its investments in foreign subsidiaries with forward and option contracts as discussed below.
At December 31, 2017, approximately 49% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt and operational costs of our platforms are generally incurred in local currencies. Fluctuations in foreign exchanges rates may have a significant impact on the results of our operations. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. We typically hedge 50%-100% of the book equity exposure to these foreign currencies.
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES — Kennedy Wilson has derivatives to reduce its exposure to foreign currencies. All derivative instruments are recognized as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated in hedging relationships, changes in fair value of cash flow hedges or net investment hedges are recognized in accumulated other comprehensive income, to the extent the derivative is effective at offsetting the changes in the item being hedged until the hedged item affects earnings.
UNCONSOLIDATED INVESTMENTS — Kennedy Wilson has a number of joint venture interests that were formed to acquire, manage, and/or sell real estate and invest in loan pools and discounted loan portfolios. Investments in unconsolidated investments are accounted for under the equity method of accounting as Kennedy Wilson can exercise significant influence, but does not have the ability to control the unconsolidated investment. An investment in an unconsolidated investment is recorded at its initial investment and is increased or decreased by Kennedy Wilson’s share of income or loss, plus additional contributions and less distributions. A decline in the value of an unconsolidated investment that is other than temporary is recognized when evidence indicates that such a decline has occurred in accordance with Equity Method Investments ASC Subtopic 323-10.
Profits on the sale of real estate held by unconsolidated investments in which Kennedy Wilson has continuing involvement are deferred until such time that the continuing involvement has been concluded and all the risks and rewards of ownership have passed to the buyer. Profit on sales to unconsolidated investments in which Kennedy Wilson retains an equity ownership interest results in partial sales treatment in accordance with Sale of Real Estate ASC Subtopic 360-20, thus deferring a portion of the gain as a result of Kennedy Wilson’s continuing ownership percentage in the unconsolidated investment.
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
Additionally, Kennedy Wilson elected the fair value option for seventeen investments in unconsolidated investment entities. Due to the nature of these investments, Kennedy Wilson elected to record these investments at fair value in order to report the value in the underlying investments in the results of our current operations.

FAIR VALUE MEASUREMENTS — Kennedy Wilson accounts for fair value measurements of financial assets and financial liabilities and for fair value measurements of non-financial items that are recognized or disclosed at fair value in the financial statements on a recurring basis under the provisions of Fair Value Measurements ASC Subtopic 820-10. Subtopic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When estimating fair value in the absence of an orderly transaction between market participants, valuations of real estate are based on management estimates of the real estate assets using income and market approaches. The indebtedness securing the real estate and the investments in debt securities are valued, in part, based on third party valuations and management estimates also using an income approach.
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

Recently Issued Accounting Pronouncements
ASC Topic 606, Revenue from Contracts with Customers, introduces a new five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. The model identifies the contract, any separate performance obligations in the contract, determines the transaction price, allocates the transaction price and recognizes revenue when the performance obligations are satisfied. The new standard will apply to Kennedy Wilson’s management and leasing fees (including performance fees), commissions, rental, hotel, and other non-significant sources of revenue effective January 1, 2018. Management has concluded that, with the exception of performance fees, the nature of our revenue streams is such that the requirements are generally satisfied at the time that the fee becomes receivable. Consequently, in place processes for recording revenue will remain appropriate for these revenue streams. The Company included in its analysis the recognition of performance fees, which are currently estimated under a “most likely amount” methodology that was determined to be an acceptable method under the new Standard. However, the new guidance includes a limitation to the amount of such variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Because various conditions may occur subsequent to a given measurement date, this threshold will not likely be met until later in an investments cycle than under the current guidance. In connection with ASC Topic 606 transition guidance, the Company plans to reflect the cumulative effect through the date of adoption as an adjustment to retained earnings and as such will not impact net income nor will it have a material impact on the Company’s statement of financial position.
ASC Subtopic 310-20, Other Income- Gains and Losses from the Derecognition of Nonfinancial Assets ("Subtopic 610-20") will impact how sales of real estate are reported. After review of Subtopic 610-20, management concluded that the new standard will not have a significant impact on the amount, timing or classification of real estate sales in the financial statements or related disclosures. This conclusion is based on the Company's current business mix and general approach to sales of real estate which are generally completed without seller financing or continuing involvement that would indicate that a performance obligation is not met at the time the transaction closes. The Company’s analysis included evaluation of an in-process development project that will be completed later in 2018 and found that while the evaluation is different under the new Standard, the recognition will require recording the gain on the sale of the land and the development component, as separate performance obligations, under a percentage of completion methodology. However, this conclusion is identical to the manner of reporting the gain on the sale of this real estate under the currently applicable Standard. Consequently, there will be no significant impact upon this unusually structured sale nor any of the other sales already completed.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis and was adopted by Kennedy Wilson on January 1, 2016.  The new standard makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. The adoption of ASU 2015-02 did not result in any changes to the Company's conclusions regarding the consolidation of investments under the new standard. The Company identified several entities, already consolidated under the previous standard but not considered VIEs, which under the new standard, are considered VIEs and will continue to be consolidated. KWE was determined to be a VIE under the new standard as were nine other less significant consolidated investments, all with the same partner and sharing similar legal structures.  However, because the Company's analysis concludes that the Company is the primary beneficiary of those entities, they continue to be consolidated.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, to reduce the complexity of financial statement presentation pursuant to which debt issuance costs will be presented as a direct deduction from the carrying amount of debt liabilities as opposed to a deferred charge recognized as an asset. ASU 2015-03 is required to be adopted for fiscal years beginning after December 15, 2015. ASU 2015-03 became effective for Kennedy Wilson beginning January 1, 2016. The adoption of this standard did not have a material impact on the consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is required to be adopted for fiscal years beginning after December 15, 2018. Because Kennedy Wilson's existing operating lease commitments are not material and the accounting for leases by the lessor is substantially unchanged, the Company does not expect the ASU to have a significant impact on its results of operations or financial position.
In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. ASU 2016-07 is effective for all entities in fiscal years beginning after December 15, 2016. The Company does not expect the ASU to have a significant impact on Kennedy Wilson's consolidated financial statements.
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
On January 1, 2017, Kennedy Wilson adopted ASU 2016-09 under the modified retrospective approach and recorded the cumulative impact of the accounting change through a reduction to the accumulated deficit of $9.3 million. This amount represents the cumulative excess tax benefits related to share-based compensation as of December 31, 2016 which had not been reflected as a deferred tax asset. As a result of adoption of ASU 2016-09, the excess tax benefits were reclassified to net operating loss carryover, resulting in an increase in our deferred tax asset by $9.3 million as of January 1, 2017.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses eight classification issues related to the statement of cash flows: (a) debt prepayment or debt extinguishment costs, (b) settlement of zero-coupon bonds, (c) contingent consideration payments made after a business combination (d) proceeds from the settlement of insurance claims, (e) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (f) distributions received from equity method investees, (g) beneficial interests in securitization transactions, and (h) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is required to be adopted for public entities for fiscal years beginning after December 15, 2017. The Company does not expect the ASU to have a significant impact on Kennedy Wilson's consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU clarifies the definition of a business. The three elements of a business (inputs, processes, and outputs) has not changed, however, the amendment provides a framework to assist entities in evaluating whether these elements are present. The amended framework is not expected to materially impact the Company’s financial statements. However, the amendment also includes a provision that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. Therefore, Real estate acquisitions generally will no longer be considered a business and consequently not be accounted for under Topic 805. The Company has evaluated the likely impacts noting that (1) acquisition related costs will no longer be expensed as incurred and (2) regardless of the market value of a property at the acquisition date, acquisition related gains will no longer be recorded. ASU 2017-01 is required to be adopted for public entities for fiscal years beginning after December 15, 2017. The Company does not expect the ASU to have a significant impact on Kennedy Wilson's consolidated financial statements except that the Company may no longer record acquisition related gains when acquiring controlling interests in real estate investments.
In January 2017, the FASB issued ASU 2017-04, which requires an entity to no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. ASU 2017-04 is required to be adopted for public entities that are SEC filers, for annual and interim periods in fiscal years beginning after December 15, 2019. The Company does not expect the ASU to have a significant impact on Kennedy Wilson's consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12 which changes the recognition and presentation requirements of hedge accounting, including: eliminating the requirement to separately measure and report hedge ineffectiveness, and presenting all items that affect earnings in the same income statement line item as the hedged item. The ASU also provides new alternatives for (a) applying hedge accounting to additional hedging strategies, (b) measuring the hedged item in fair value hedges of interest rate risk, (c) reducing the cost and complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method, and (d) reducing the risk of material error correction if a company applies the shortcut method inappropriately. This ASU is effective for public business entities, for annual and interim periods in fiscal years beginning after December 15, 2018. The Company does not expect the ASU to have a significant impact on Kennedy Wilson's consolidated financial statements.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kennedy-Wilson Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedules III and IV (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.
Los Angeles, California
February 26, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Kennedy-Wilson Holdings, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Kennedy-Wilson Holdings, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedules III and IV (collectively, the “consolidated financial statements”), and our report dated February 26, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Los Angeles, California
February 26, 2018

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Dollars in millions)

	December 31,
	2017	2016
Assets
Cash and cash equivalents	$351.3	$885.7
Accounts receivable (including $5.2 and $3.0 of related party)	62.7	44.0
Loan purchases and originations	84.7	87.7
Real estate and acquired in place lease values (net of accumulated depreciation and amortization of $552.2 and $374.3)	6,443.7	5,814.2
Unconsolidated investments (including $346.1 and $329.4 at fair value)	486.4	555.6
Other assets	296.0	269.4
Total assets(1)	$7,724.8	$7,656.6

Liabilities
Accounts payable	$19.5	$11.2
Accrued expenses and other liabilities	465.9	412.1
Mortgage debt	3,156.6	2,770.4
KW unsecured debt	1,179.4	934.1
KWE unsecured bonds	1,325.9	1,185.7
Total liabilities(1)	6,147.3	5,313.5

Equity
Common Stock, 151,561,284 and 115,740,906 shares issued outstanding as of December 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	1,883.3	1,231.4
Accumulated deficit	(90.6)	(112.2)
Accumulated other comprehensive loss	(427.1)	(71.2)
Total Kennedy-Wilson Holdings, Inc. shareholders’ equity	1,365.6	1,048.0
Noncontrolling interests	211.9	1,295.1
Total equity	1,577.5	2,343.1
Total liabilities and equity	$7,724.8	$7,656.6

(1) The assets and liabilities as of December 31, 2017 include $904.4 million (including cash held by consolidated investments of $39.1 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $789.1 million) and $510.0 million (including investment debt of $475.3 million), respectively, from consolidated variable interest entities ("VIEs"). The assets and liabilities as of December 31, 2016 include $4.5 billion (including cash held by consolidated investments of $584.2 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $3.6 billion) and $2.7 billion (including investment debt of $2.4 billion), respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Dollars in millions, except per share data)

	Year ended December 31,
	2017	2016	2015
Revenue
Rental	$504.7	$485.9	$404.8
Hotel	127.5	116.2	106.4
Sale of real estate	111.5	29.3	3.7
Investment management, property services, and research fees (includes $20.8, $28.9, and $37.8 million of related party fees, respectively)	51.7	59.4	69.3
Loan purchases, loan originations, and other	15.2	12.6	19.5
Total revenue	810.6	703.4	603.7
Operating expenses
Rental operating	151.2	135.4	108.0
Hotel operating	100.3	96.3	89.9
Cost of real estate sold	80.2	22.1	2.6
Commission and marketing	7.2	8.0	7.3
Compensation and related	177.2	186.5	154.8
General and administrative	42.2	45.4	43.8
Depreciation and amortization	212.5	198.2	166.3
Total operating expenses	770.8	691.9	572.7
Income from unconsolidated investments	69.0	126.6	97.4
Operating income	108.8	138.1	128.4
Non-operating income (expense)
Gain on sale of real estate	226.7	130.7	72.4
Acquisition-related gains	—	16.2	108.1
Acquisition-related expenses	(4.4)	(9.5)	(37.3)
Interest expense	(217.7)	(191.6)	(156.7)
Other income (loss)	8.3	6.6	(2.5)
Income before benefit from (provision for) income taxes	121.7	90.5	112.4
Benefit from (provision for) income taxes	16.3	(14.0)	(53.4)
Net income	138.0	76.5	59.0
Net (income) loss attributable to the noncontrolling interests	(37.5)	(70.9)	15.7
Preferred dividends and accretion of preferred stock issuance costs	—	(2.8)	(3.6)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$100.5	$2.8	$71.1
Basic Earnings per share
Income per basic	$0.83	$0.01	$0.66
Weighted average shares outstanding for basic	119,147,192	109,094,530	103,261,513
Diluted Earnings per share
Income per diluted	$0.83	$0.01	$0.66
Weighted average shares outstanding for diluted	119,147,192	109,094,530	109,553,728
Dividends declared per common share	$0.70	$0.56	$0.48

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in millions)

	Year ended December 31,
	2017	2016	2015

Net income	$138.0	$76.5	$59.0
Other comprehensive income (loss), net of tax:
Unrealized gain on marketable securities	0.2	0.1	0.1
Unrealized foreign currency translation gain (loss)	155.3	(164.1)	(138.3)
Amounts reclassified out of AOCI during the period	2.0	3.4	9.7
Unrealized currency derivative contracts (loss) gain	(68.3)	(100.1)	6.3
Total other comprehensive income (loss) for the period	89.2	(260.7)	(122.2)

Comprehensive income (loss)	227.2	(184.2)	(63.2)
Comprehensive (income) loss attributable to noncontrolling interests	(124.2)	166.3	118.4
Comprehensive (loss) income attributable to Kennedy-Wilson Holdings, Inc.	$103.0	$(17.9)	$55.2

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Dollars in millions, except share amounts)

					Additional		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interests	Total
Balance at January 1, 2015	132,550	—	96,091,446	$—	$991.3	$(62.0)	$(28.2)	$2,142.8	$3,043.9
Issuance of 8,625,000 shares, net	—	—	8,625,000	—	215.0	—	—	—	215.0
Shares forfeited	—	—	(57,148)	—	—	—	—	—	—
RSG Grants	—	—	1,754,750	—	—	—	—	—	—
Shares retired due to RSG Vesting	—	—	(435,415)	—	(11.4)	—	—	—	(11.4)
Conversion of preferred stock to common stock	—	—	8,554,948	—	—	—	—	—	—
Stock based compensation	(100,000)	—	—	—	30.8	—	—	—	30.8
Other comprehensive income (loss)
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(27.5)	(92.0)	(119.5)
Unrealized foreign currency derivative contract gain (loss), net of tax			—	—	—	—	8.0	(10.7)	(2.7)
Preferred stock dividends	—	—	—	—	—	(3.6)	—	—	(3.6)
Common stock dividends	—	—	—	—	—	(53.3)	—	—	(53.3)
Net income (loss)	—	—	—	—	—	74.7	—	(15.7)	59.0
Acquisition of Kennedy Wilson Europe (KWE) shares from noncontrolling interest holders	—	—	—	—	—	—	—	(68.4)	(68.4)
Contributions from noncontrolling interests, excluding KWE	—	—	—	—	—	—	—	14.5	14.5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(239.2)	(239.2)
Balance, December 31, 2015	32,550	—	114,533,581	—	1,225.7	(44.2)	(47.7)	1,731.3	2,865.1
Shares forfeited	—	—	(31,900)	—	—	—	—	—	—
Conversion of preferred stock to common stock	(32,550)	—	3,366,973	—	—	—	—	—	—
RSG Grants	—	—	1,006,750	—	—	—	—	—	—
Shares retired due to RSG Vesting	—	—	(693,942)	—	(14.7)	—	—	—	(14.7)
Shares retired due to common stock repurchase program	—	—	(2,440,556)	—	(43.2)	(6.9)	—	—	(50.1)
Stock based compensation	—	—	—	—	65.1	—	—	—	65.1
Other comprehensive income (loss)
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(28.7)	(131.6)	(160.3)
Unrealized foreign currency derivative contract gain (loss), net of tax	—	—	—	—	—	—	5.1	(105.6)	(100.5)
Unrealized gains on marketable securities	—	—	—	—	—	—	0.1	—	0.1
Preferred stock dividends	—	—	—	—	—	(2.8)	—	—	(2.8)
Common stock dividends	—	—	—	—	—	(63.9)	—	—	(63.9)
Net income	—	—	—	—	—	5.6	—	70.9	76.5
Acquisition of Kennedy Wilson Europe (KWE) shares from noncontrolling interest holders	—	—	—	—	—	—	—	(196.9)	(196.9)
Acquisition of noncontrolling interests from consolidated entity	—	—	—	—	(1.5)	—	—	1.5	—
Contributions from noncontrolling interests, excluding KWE	—	—	—	—	—	—	—	42.1	42.1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(116.6)	(116.6)

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity (continued)
(Dollars in millions, except share amounts)

						Retained
					Additional	Earnings	Accumulated Other
	Preferred Stock		Common Stock		Paid-in	(Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Interests	Total
Balance, December 31, 2016	—	$—	115,740,906	$—	$1,231.4	$(112.2)	$(71.2)	$1,295.1	2,343.1
Cumulative effect of ASU 2016-09 adoption(1)	—	—	—	—	—	9.3	—	—	9.3
Shares forfeited	—	—	(57,000)	—	—	—	—	—	—
Restricted stock grants (RSG)	—	—	1,756,750	—	—	—	—	—	—
Shares retired due to RSG Vesting	—	—	(1,460,251)	—	(37.9)	—	—	—	(37.9)
Shares retired due to common stock repurchase program	—	—	(1,645,816)	—	(29.1)	(0.8)	—	—	(29.9)
KWE Acquisition	—	—	37,226,695	—	680.7	—	(358.4)	(1,145.5)	(823.2)
Stock based compensation	—	—	—	—	38.2	—	—	—	38.2
Other comprehensive income (loss)
Unrealized foreign currency translation gains, net of tax	—	—	—	—	—	—	52.0	106.4	158.4
Unrealized foreign currency derivative contract loss, net of tax	—	—	—	—	—	—	(49.7)	(19.7)	(69.4)
Unrealized gains on marketable securities	—	—	—	—	—	—	0.2	—	0.2
Common stock dividends	—	—	—	—	—	(87.4)	—	—	(87.4)
Net income	—	—	—	—	—	100.5	—	37.5	138.0
Acquisition of Kennedy Wilson Europe (KWE) shares from noncontrolling interest holders	—	—	—	—	—	—	—	(3.3)	(3.3)
Contributions from noncontrolling interests, excluding KWE	—	—	—	—	—	—	—	47.4	47.4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(106.0)	(106.0)
Balance, December 31, 2017	—	$—	151,561,284	$—	$1,883.3	$(90.6)	$(427.1)	$211.9	$1,577.5
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$138.0	$76.5	$59.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gain from sale of real estate	(258.0)	(137.9)	(70.7)
Acquisition-related gains	—	(16.2)	(108.1)
Depreciation and amortization	212.5	198.2	166.3
Above/below and straight-line rent amortization	(10.2)	(7.1)	0.6
Provision for deferred income taxes	(24.5)	8.8	24.4
Amortization of deferred loan costs	12.3	12.3	8.2
Amortization of discount and accretion of premium on issuance of the senior notes payable	0.4	(2.1)	(8.6)
Unrealized net (gains) losses on derivatives	11.1	(6.5)	3.4
Income from unconsolidated investments	(69.0)	(126.6)	(97.2)
Accretion of interest income on loans	(12.1)	(11.7)	(8.9)
Stock compensation expense	38.2	65.1	30.8
Operating distributions from unconsolidated investments	85.7	62.8	78.8
Operating distributions from loans	6.4	32.7	9.7
Change in assets and liabilities:
Accounts receivable	(13.9)	(22.9)	2.0
Other assets	(14.9)	(10.9)	(14.8)
Accrued expenses and other liabilities	(29.0)	(11.6)	103.3
Net cash provided by operating activities	73.0	102.9	178.2
Cash flows from investing activities:
Additions to loans	—	(16.1)	(235.8)
Collections of loans	16.9	146.9	27.8
Nonrefundable escrow deposits	—	—	(3.8)
Net proceeds from sale of real estate	659.1	540.1	622.6
Purchases of and additions to real estate	(814.3)	(949.6)	(1,927.6)
Investment in marketable securities	(0.8)	(3.2)	(5.0)
Proceeds from sale of marketable securities	1.1	—	6.2
Investing distributions from unconsolidated investments	133.4	89.6	180.0
Contributions to unconsolidated investments	(79.9)	(124.9)	(184.3)
Proceeds from settlement of foreign currency derivative contracts	(2.8)	38.6	41.5
Purchases of foreign currency derivative contracts	(0.4)	(8.1)	(5.2)
Additions to development project asset	(19.4)	—	—
Proceeds from development project asset	36.9	—	—
Net cash used in investing activities	(70.2)	(286.7)	(1,483.6)
Cash flow from financing activities:
Borrowings under senior notes payable	—	250.0	—
Repayment of senior notes payable	(55.0)	—	—
Costs associated with KWE Transaction	(55.8)	—	—
Borrowings under lines of credit	800.0	125.0	95.0
Repayment of lines of credit	(500.0)	(125.0)	(220.0)
Borrowings under investment debt	848.3	1,189.7	2,087.9
Repayment of investment debt	(684.7)	(608.1)	(681.1)
Debt issue costs	(9.5)	(10.8)	(21.7)
Issuance of common stock	—	—	215.0
Repurchase of common stock	(67.7)	(64.8)	(11.4)
Cash paid to acquire noncontrolling interest in KWE	(719.8)	—	—
Dividends paid	(59.2)	(64.8)	(51.8)
Acquisition of noncontrolling interests	(3.3)	(196.9)	(68.4)
Contributions from noncontrolling interests	47.4	42.1	14.5
Distributions to noncontrolling interests	(106.0)	(116.6)	(239.2)
Net cash (used in) provided by financing activities	(565.3)	419.8	1,118.8
Effect of currency exchange rate changes on cash and cash equivalents	28.1	(81.9)	(19.5)
Net change in cash and cash equivalents	(534.4)	154.1	(206.1)
Cash and cash equivalents, beginning of year	885.7	731.6	937.7
Cash and cash equivalents, end of year	$351.3	$885.7	$731.6

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows (continued)
(Dollars in millions)

Supplemental cash flow information:

	Year ended December 31,
(Dollars in millions)	2017	2016	2015
Cash paid for:
Interest(1)	$206.7	$170.7	$133.5
Income taxes(2)	16.1	10.7	3.0
(1) $38.5 million, $57.8 million, and $38.6 million attributable to noncontrolling interests for the years ended December 31, 2017, 2016, and 2015.
(2) $12.0 million, $8.5 million, $2.5 million attributable to noncontrolling interests for the years ended December 31, 2017, 2016, and 2015.

Supplemental disclosure of non-cash investing and financing activities:

During the year ended December 31, 2017, the Company issued 37,226,695 shares of KWH common stock as part of the KWE Transaction.

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

During the year ended December 31, 2016, the Company acquired additional equity interests in a residential development project and a retail property in the Western United States that were previously unconsolidated. Subsequent to gaining control and consolidating Kona Village, Kennedy Wilson sold a 50% equity interest to a strategic partner, resulting in shared control, and, accordingly, the Company accounts for its investment under the equity method as of December 31, 2016. During the year ended December 31, 2015, KWE foreclosed on four notes secured by office buildings located in Dublin, Ireland and the Company acquired additional equity interests in multifamily and commercial properties in the Western United States that were previously unconsolidated. The assets and liabilities of these properties were consolidated in Kennedy Wilson's financial statements at fair value in accordance with FASB ASC Topic 805 Business Combinations. As the fair value of Kennedy Wilson's interests in these properties were in excess of their carrying value of their ownership interest, Kennedy Wilson recorded acquisition-related gains of $16.2 million and $108.1 million, during the year ended December 31, 2016 and 2015, respectively. See Note 4 for more detail.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
NOTE 1—ORGANIZATION
Kennedy-Wilson Holdings, Inc. (“KWH,” NYSE: KW), a Delaware corporation and its wholly owned and consolidated subsidiaries (collectively the "Company" or "Kennedy Wilson"), is a global real estate investment company.  We own, operate, and invest in real estate both on our own and through our investment management platform.  We focus on multifamily and commercial properties located in the Western U.S., UK, Ireland, Spain, Italy and Japan. To complement our investment business, the Company also provides real estate services primarily to financial services clients.

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION — The consolidated financial statements include the accounts of Kennedy Wilson and voting interest entities which it controls. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, Kennedy Wilson evaluates its relationships with other entities to identify whether they are variable interest entities ("VIE") as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 810 – Consolidation and to assess whether it is the primary beneficiary of such entities. In determining whether Kennedy Wilson is the primary beneficiary of a VIE, qualitative and quantitative factors are considered, including, but not limited to: the amount and characteristics of Kennedy Wilson's investment; the obligation or likelihood for Kennedy Wilson to provide financial support; Kennedy Wilson's ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of Kennedy Wilson. Significant judgments related to these determinations include estimates about the future fair values and performance of real estate held by these VIEs and general market conditions.
KWE Acquisition
On October 20, 2017, KWH completed its acquisition of all the outstanding shares (other than shares owned by KWH or its subsidiaries or held in treasury) of KWE by way of a court-sanctioned scheme of arrangement under Article 125 of the Companies (Jersey) Law (the “KWE Acquisition”). KWE shareholders received an aggregate consideration in the Transaction of approximately 37,226,695 shares of KWH common stock, par value $0.0001 per share, and approximately £528.6 million ($697.2 million) in cash. Of the cash consideration received by KWE shareholders in connection with the Transaction, £288.3 million ($380.3 million) was paid by KWH and £240.3 million ($316.9 million) was paid by KWE through a special distribution.

The KWE Acquisition was accounted for in accordance with ASC 810, Consolidation-Overall-Changes in Parent’s Ownership Interest in a Subsidiary (ASC 810). Because KWH controls KWE both before and after the Transaction, the change in KWH’s ownership interest in KWE will be accounted for as an equity transaction and no gain or loss will be recognized in KWH’s consolidated statements of operations resulting from the KWE Acquisition. Transaction costs associated with the acquisition will be recorded as a reduction of equity as well.
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
Management fees are primarily comprised of investment management, property services, and research fees. Investment management fees are earned from limited partners of funds, co-investments, or separate accounts and are generally based on a fixed percentage of committed capital or net asset value. Property services fees are earned for managing the operations of real estate assets and are generally based on a fixed percentage of the revenues generated from the respective real estate assets. Research fees are earned from consulting arrangements. These fees are recognized as revenue ratably over the period that the respective services are performed. The Company provides investment management and property services on investments it also has an ownership interest in. Fees earned on consolidated properties are eliminated in consolidation and fees on unconsolidated investments are eliminated for the portion that relate to the Company's ownership interest. During the year ended December 31, 2017, $26.3 million were eliminated in consolidation.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

KWE was externally managed by one of the Company's wholly-owned subsidiaries (“KWE Manager”) pursuant to an investment management agreement in which capacity Kennedy Wilson was entitled to receive certain management and performance fees.  KWE Manager was paid an annual management fee (payable quarterly in arrears) equal to 1% of KWE’s adjusted net asset value (EPRA NAV). The management fee payable to KWE Manager was paid half in cash and half in shares of KWE. KW Manager earned $16.0 million in management fees for the year ended December 31, 2017 which is eliminated in consolidation due to the Company's consolidation of KWE.
Performance fees or carried interest are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds and loan pool participations based on the cumulative performance of the fund and loan pools and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, Kennedy Wilson calculates the performance fee that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. Substantially all of the performance fees are recognized in investment management fees in our consolidated statements of operations. Total performances fees recognized to date through December 31, 2017 that may be reversed in future periods if there is negative fund performance totaled $32.9 million. Performance fees recognized during the years ended December 31, 2017, 2016, and 2015 were $5.6 million, $13.0 million and $18.0 million and the amounts that have not been received are included in other assets in the accompanying consolidated balance sheet.
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
Interest income from investments in loans acquired at a discount are recognized using the effective interest method. Interest income from investments in loans which Kennedy Wilson originates are recognized at the stated interest rate. When a loan or loans are acquired with deteriorated credit quality primarily for the rewards of collateral ownership, such loans are accounted for as loans until Kennedy Wilson is in possession of the collateral. However, accrual of income is not recorded during the conversion period under ASC Subtopic 310-30-25. Income is recognized to the extent that cash is received from the loan.
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
UNCONSOLIDATED INVESTMENTS — Kennedy Wilson has a number of joint venture interests that were formed to acquire, manage, and/or sell real estate and invest in loan pools and discounted loan portfolios. Investments in unconsolidated investments are accounted for under the equity method of accounting as Kennedy Wilson can exercise significant influence, but does not have the ability to control the unconsolidated investment. An investment in an unconsolidated investment is recorded at

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

its initial investment and is increased or decreased by Kennedy Wilson’s share of income or loss, plus additional contributions and less distributions. A decline in the value of an unconsolidated investment that is other than temporary is recognized when evidence indicates that such a decline has occurred in accordance with Equity Method Investments ASC Subtopic 323-10.
Profits on the sale of real estate held by unconsolidated investments in which Kennedy Wilson has continuing involvement are deferred until such time that the continuing involvement has been concluded and all the risks and rewards of ownership have passed to the buyer. Profit on sales to unconsolidated investments in which Kennedy Wilson retains an equity ownership interest results in partial sales treatment in accordance with Sale of Real Estate ASC Subtopic 360-20, thus deferring a portion of the gain as a result of Kennedy Wilson’s continuing ownership percentage in the unconsolidated investment.
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
Additionally, Kennedy Wilson elected the fair value option for seventeen investments in unconsolidated investment entities. Due to the nature of these investments, Kennedy Wilson elected to record these investments at fair value in order to report the value in the underlying investments in the results of our current operations.
DISTRIBUTIONS FROM UNCONSOLIDATED INVESTMENTS — The Company utilizes the "look-through" approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from unconsolidated investments' sale of assets), in which case it is reported as an investing activity.  This enables Kennedy Wilson to look to the nature and source of the distribution received and classify it appropriately between operating and investing activities on the statement of cash flows based upon the source.

FAIR VALUE MEASUREMENTS — Kennedy Wilson accounts for fair value measurements of financial assets and financial liabilities and for fair value measurements of non-financial items that are recognized or disclosed at fair value in the financial statements on a recurring basis under the provisions of Fair Value Measurements ASC Subtopic 820-10. Subtopic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When estimating fair value in the absence of an orderly transaction between market participants, valuations of real estate are based on management estimates of the real estate assets using income and market approaches. The indebtedness securing the real estate and the investments in debt securities are valued, in part, based on third party valuations and management estimates also using an income approach.
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

NONCONTROLLING INTERESTS — Noncontrolling interests are reported within equity as a separate component of Kennedy Wilson's equity in accordance with Noncontrolling Interests in Consolidated Financial Statements ASC Subtopic 810-10. Revenues, expenses, gains, losses, net income or loss, and other comprehensive income are reported in the consolidated statements of operations at the consolidated amounts and net income and comprehensive income attributable to noncontrolling interests are separately stated. Management fees earned by KWE Manager for managing KWE were eliminated in consolidation however the amount attributable to the noncontrolling interest holders of KWE were recognized through net income (loss) attributable to noncontrolling interest holders.

FOREIGN CURRENCIES — The financial statements of subsidiaries located outside the United States are measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The foreign currencies include the Euro and the British pound sterling. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in the consolidated statements of equity and comprehensive income as a component of accumulated other

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

comprehensive income. The Company hedges its investments in foreign subsidiaries with forward and option contracts as discussed below.

At December 31, 2017, approximately 49% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt and operational costs of our platforms are generally incurred in local currencies. Fluctuations in foreign exchanges rates may have a significant impact on the results of our operations. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. We typically hedge 50%-100% of the book equity exposure to these foreign currencies.
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES — Kennedy Wilson has derivatives to reduce its exposure to foreign currencies. All derivative instruments are recognized as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated in hedging relationships, changes in fair value of cash flow hedges or net investment hedges are recognized in accumulated other comprehensive income, to the extent the derivative is effective at offsetting the changes in the item being hedged until the hedged item affects earnings.
GOODWILL — Goodwill results from the difference between the purchase price and the fair value of net assets acquired based upon the purchase method of accounting for business combinations. In accordance with Accounting for Goodwill ASC Subtopic 350-20, goodwill is reviewed for impairment on an annual basis. The Company performs its annual review of impairment at year end and when a triggering event occurs between annual year end reviews. As a result of the evaluation performed as described above, Kennedy Wilson has determined that there was no impairment of goodwill as of December 31, 2017, 2016 and 2015.
CASH AND CASH EQUIVALENTS — Cash and cash equivalents consist of cash and all highly liquid investments purchased with maturities of three months or less. Cash and cash equivalents are invested in institutions insured by government agencies. Certain accounts contain balances in excess of the insured limits. Kennedy Wilson's operations and financial position are affected by fluctuations in currency exchange rates between the euro and British pound sterling against the U.S. Dollar.
LONG-LIVED ASSETS — Kennedy Wilson reviews its long-lived assets (excluding goodwill) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Impairment of Long-Lived Assets ASC Subtopic 360-10. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are presented separately in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of the assets to be disposed of are classified as held for sale and would be presented separately in the appropriate asset and liability sections of the balance sheet.
ACCOUNTS RECEIVABLE — Accounts receivable are recorded at the contractual amount as determined by the underlying agreements and do not bear interest. An allowance for doubtful accounts is provided when Kennedy Wilson determines there are probable credit losses in Kennedy Wilson’s existing accounts receivable and is determined based on historical experience. Kennedy Wilson reviews its accounts receivable for probable credit losses on a quarterly basis. As of December 31, 2017, Kennedy Wilson had an immaterial allowance for doubtful accounts and during the years ended December 31, 2017 and 2016.
CONCENTRATION OF CREDIT RISK — Financial instruments that subject Kennedy Wilson to credit risk consist primarily of accounts and notes receivable, cash equivalents and derivative instruments. Credit risk is generally diversified due to the large number of entities composing Kennedy Wilson’s customer base and their geographic dispersion throughout the United States, the United Kingdom, Ireland, Spain, Italy and Japan. Kennedy Wilson performs ongoing credit evaluations of its customers and debtors.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

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
RECENT ACCOUNTING PRONOUNCEMENTS — ASC Topic 606, Revenue from Contracts with Customers, introduces a new five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. The model identifies the contract, any separate performance obligations in the contract, determines the transaction price, allocates the transaction price and recognizes revenue when the performance obligations are satisfied. The new standard will apply to Kennedy Wilson’s management and leasing fees (including performance fees), commissions, rental, hotel, and other non-significant sources of revenue effective January 1, 2018. Management has concluded that, with the exception of performance fees, the nature of our revenue streams is such that the requirements are generally satisfied at the time that the fee becomes receivable. Consequently, we do not expect significant changes in the pattern and timing of revenue recognition for these revenue streams. The Company included in its analysis the recognition of performance fees, which are currently estimated under a “most likely amount” methodology that was determined to be an acceptable method under ASC Topic 606. However, the new guidance includes a limitation to the amount of such variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Because various conditions may occur subsequent to a given measurement date, this threshold will not likely be met until later in an investment's cycle than under the current guidance. In connection with ASC Topic 606 transition guidance, the Company plans to reflect the cumulative effect through the date of adoption as an adjustment to retained earnings and as such will not impact net income nor will it have a material impact on the Company’s financial position.
ASC Subtopic 310-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets ("Subtopic 610-20") will impact how sales of real estate are reported. After review of Subtopic 610-20, management concluded that the new standard will not have a significant impact on the amount, timing or classification of real estate sales in the financial statements or related disclosures. This conclusion is based on the Company's current business mix and general approach to sales of real estate which are generally completed without seller financing or continuing involvement that would indicate that a performance obligation is not met at the time the transaction closes. The Company’s analysis included evaluation of an in-process development project that will be completed later in 2018 and found that while the evaluation is different under Subtopic 610-20, the recognition will require recording the gain on the sale of the land and the development component, as separate performance obligations, under a percentage of completion methodology. However, this conclusion is identical to the manner of reporting the gain on the sale of

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

this real estate under current U.S. GAAP. Consequently, there will be no significant impact upon this sale nor any of the other sales already completed.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis and was adopted by Kennedy Wilson on January 1, 2016.  The new standard makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. The adoption of ASU 2015-02 did not result in any changes to the Company's conclusions regarding the consolidation of investments under the new standard. The Company identified several entities, already consolidated under the previous standard but not considered VIEs, which under the new standard, are considered VIEs and will continue to be consolidated. KWE was determined to be a VIE under the new standard as were nine other less significant consolidated investments, all with the same partner and sharing similar legal structures.  However, because the Company's analysis concludes that the Company is the primary beneficiary of those entities, they continue to be consolidated.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, to reduce the complexity of financial statement presentation pursuant to which debt issuance costs will be presented as a direct deduction from the carrying amount of debt liabilities as opposed to a deferred charge recognized as an asset. ASU 2015-03 is required to be adopted for fiscal years beginning after December 15, 2015. ASU 2015-03 became effective for Kennedy Wilson beginning January 1, 2016. The adoption of this standard did not have a material impact on the consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is required to be adopted for fiscal years beginning after December 15, 2018. Because Kennedy Wilson's existing operating lease commitments are not material and the accounting for leases by the lessor is substantially unchanged, the Company does not expect the ASU to have a significant impact on its results of operations or financial position.
In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. ASU 2016-07 is effective for all entities in fiscal years beginning after December 15, 2016. The Company does not expect the ASU to have a significant impact on Kennedy Wilson's consolidated financial statements.
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
On January 1, 2017, Kennedy Wilson adopted ASU 2016-09 under the modified retrospective approach and recorded the cumulative impact of the accounting change through a reduction to the accumulated deficit of $9.3 million. This amount represents the cumulative excess tax benefits related to share-based compensation as of December 31, 2016 which had not been reflected as

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

a deferred tax asset. As a result of adoption of ASU 2016-09, the excess tax benefits were reclassified to net operating loss carryover, resulting in an increase in our deferred tax asset by $9.3 million as of January 1, 2017.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses eight classification issues related to the statement of cash flows: (a) debt prepayment or debt extinguishment costs, (b) settlement of zero-coupon bonds, (c) contingent consideration payments made after a business combination (d) proceeds from the settlement of insurance claims, (e) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (f) distributions received from equity method investees, (g) beneficial interests in securitization transactions, and (h) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is required to be adopted for public entities for fiscal years beginning after December 15, 2017. The Company does not expect the ASU to have a significant impact on Kennedy Wilson's consolidated financial statements.
In November 2016, the FASB issue ASU 2016-18, Statement of Cash Flows: Restricted Cash, which clarifies how restricted cash and restricted cash equivalents should be presented on the statement of cash flows. The new guidance requires entities to include restricted cash and restricted cash equivalents as a component of the beginning and ending cash and cash equivalent balances on the statement of cash flows. ASU 2016-18 is required to be adopted for public entities for fiscal years beginning after December 15, 2017. The Company does not expect the ASU to have a significant impact on Kennedy Wilson's consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-04, which requires an entity to no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. ASU 2017-04 is required to be adopted for public entities that are SEC filers, for annual and interim periods in fiscal years beginning after December 15, 2019. The Company does not expect the ASU to have a significant impact on Kennedy Wilson's consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12 which changes the recognition and presentation requirements of hedge accounting, including: eliminating the requirement to separately measure and report hedge ineffectiveness, and presenting all items that affect earnings in the same income statement line item as the hedged item. The ASU also provides new alternatives for (a) applying hedge accounting to additional hedging strategies, (b) measuring the hedged item in fair value hedges of interest rate risk, (c) reducing the cost and complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method, and (d) reducing the risk of material error correction if a company applies the shortcut method inappropriately. This ASU is effective for public business entities, for annual and interim periods in fiscal years beginning after December 15, 2018. The Company does not expect the ASU to have a significant impact on Kennedy Wilson's consolidated financial statements.
The FASB did not issue any other ASUs during the year ended December 31, 2017 that the Company expects to be applicable and have a material impact on the Company's financial position or results of operations.
RECLASSIFICATIONS — Certain balances included in prior years' financial statements have been reclassified to conform with the current year's presentation.

NOTE 3—LOAN PURCHASES AND ORIGINATIONS
Kennedy Wilson's investment in loan purchases and originations was $84.7 million and $87.7 million at December 31, 2017 and December 31, 2016, respectively.
During the year ended December 31, 2017, Kennedy Wilson collected, in full, approximately $6.4 million on a loan secured by an office property in San Diego, CA.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

During the year ended December 31, 2017, KWE sold one loan within a portfolio secured by a hotel in the United Kingdom and received proceeds of $10.5 million. Additionally, KWE received $6.4 million of distributions related to the remaining six loans within the portfolio secured by six hotels throughout the United Kingdom.
During the year ended December 31, 2016, Kennedy Wilson originated a loan secured by a beach-front hotel located in Waimea, Hawaii for $4.5 million. Additionally, a loan of approximately $4.9 million secured by a Class A office building in Burbank, CA was collected in full.
During the year ended December 31, 2016, KWE sold a tranche of five loans secured by five assets in the United Kingdom, which had a carrying value of $138.5 million, and recognized a gain of $6.9 million. Additionally, KWE received $25.4 million of distributions related to its eight loans secured by eight hotels located throughout the United Kingdom.
Kona Village
During the year ended December 31, 2015, KWH originated a loan to an existing joint venture for $38.7 million. With the loan, the joint venture purchased a note (the "Note") secured by the iconic Kona Village Resort ("Kona Village", or the Project) in Kona, Hawaii for the same $38.7 million. During the year ended December 31, 2016, the Note was converted to into equity interests in the Project. The Note had a carrying value of $46.3 million at the time of conversion. Subsequent to conversion, Kennedy Wilson purchased the equity partners' interests and consolidated the investment. Subsequent to consolidating the investment, Kennedy Wilson sold a 50% equity interest in Kona Village to a strategic partner, resulting in shared control, and, accordingly, the Company accounts for its investment under the equity method as of December 31, 2017. Kona Village is currently in the re-development stage.
Interest Income from Notes Receivable
Kennedy Wilson recognized interest income on loans of $15.2 million, $12.6 million, and $19.5 million during the years ended December 31, 2017, 2016 and 2015.

NOTE 4—REAL ESTATE AND ACQUIRED IN PLACE LEASE VALUE
The following table summarizes the Company's investment in consolidated real estate properties at December 31, 2017 and 2016:

	December 31,
(Dollars in millions)	2017	2016
Land	$1,509.4	$1,383.2
Buildings	4,558.0	4,048.7
Building improvements	511.2	373.5
Acquired in-place lease values	417.3	383.1
	6,995.9	6,188.5
Less accumulated depreciation and amortization	(552.2)	(374.3)
Real estate and acquired in place lease values, net of depreciation and amortization	$6,443.7	$5,814.2

Real property, including land, buildings, and building improvements, are included in real estate and are generally stated at cost.  Buildings and building improvements are depreciated on the straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value and depreciated over their respective weighted-average lease term which was 8.5 years at December 31, 2017.

Depreciation and amortization expense on buildings, building improvements and acquired in-place lease values for the years ended December 31, 2017, 2016 and 2015 was $198.9 million, $181.6 million and $157.3 million, respectively.

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

During the year ended December 31, 2017, Kennedy Wilson acquired the following consolidated properties:

(Dollars in millions)		Preliminary Purchase Price Allocation at Acquisition(1)
Location	Description	Land	Building	Acquired in-place lease values(2)	Investment debt	NCI	KWH Shareholders' Equity
Western U.S.	Two retail centers, six multifamily and one commercial property	$99.3	$427.9	$24.1	$312.3	$3.8	$235.1
Ireland	One development project, one office and one multifamily	28.7	58.8	—	—	4.9	83.8
		$128.0	$486.7	$24.1	$312.3	$8.7	$318.9
(1) Excludes acquisition expenses and net other assets. The purchase price allocations for properties acquired during the year ended December 31, 2017 are based on preliminary measurements of fair value that are subject to change. These allocations represent the Company's current best estimates of fair value and will be finalized within one year.
(2) Includes above- and below-market leases in this table. Above- and below-market leases are part of other assets and accrued expenses and other liabilities.

During the year ended December 31, 2016, Kennedy Wilson acquired the following consolidated properties:

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
(1) Excludes acquisition expenses and net other assets. The purchase price allocations for properties acquired during the year ended December 31, 2017 are based on preliminary measurements of fair value that are subject to change. These allocations represent the Company's current best estimates of fair value.
(2) Includes above and below market leases in this table. Above and below market leases are part of other assets and accrued expenses and other liabilities.
(3) Noncontrolling interest amounts associated with acquisition.
(4) This portfolio of properties was directly acquired by KWE. Kennedy Wilson owned approximately 23.6% of the total issued share capital of KWE as of December 31, 2016. On October 20, 2017, Kennedy Wilson successfully completed its acquisition of KWE. KWE became a wholly-owned subsidiary of Kennedy Wilson.
(5) During the year ended December 31, 2016, a property included within this group was accounted for under the equity method. Kennedy Wilson purchased the equity partner interest and consolidated the property resulting in an acquisition-related gain of $8.6 million. Additionally, Kennedy Wilson purchased equity partners' interests and consolidated a development project in Kona, HI that was previously accounted for as an equity method investment resulting in an acquisition related gain of $7.6 million. Subsequently, Kennedy Wilson sold an equity interest in the development project, resulting in shared control, and, accordingly, the Company accounts for its investment under the equity method.

Consolidation of previously unconsolidated investments
There were no such transactions during the year ended December 31, 2017.
During the years ended December 31, 2016 and 2015, the Company purchased equity partner interests in joint ventures previously accounted for on an equity method basis, resulting in the Company gaining control of the investments and consolidation treatment pursuant to ASC 810 Consolidation.
As a result of gaining control, the assets and liabilities of these properties were consolidated in Kennedy Wilson's financial statements at fair value in accordance with FASB ASC Topic 805 Business Combinations. As the fair value of the property was in excess of the carrying value of its ownership interest, an acquisition-related gain was recorded in the accompanying consolidated

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

statement of operations for the years ended December 31, 2016 and 2015. See Note 6 - Fair Value Measurements for further detail of the methodology used to determine the fair value of the assets and liabilities acquired in these transactions.

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

During the year ended December 31, 2016 Kennedy Wilson purchased equity partners' interests in a development project in Kona, HI that was previously accounted for as an equity method investment resulting in acquisition related gains of $7.6 million. Subsequent to consolidating the investment, Kennedy Wilson sold a 50% equity interest in Kona Village to a strategic partner resulting in shared control, and, accordingly, the Company accounts for its investment under the equity method as of December 31, 2017. Kona Village is currently in the re-development stage.

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
As a result of the foreclosures and taking title to the properties, the assets and liabilities of the retail center and hotel were consolidated in Kennedy Wilson's financial statements at fair value under ASC Topic 805 - Business Combinations and the vacant

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

lot was consolidated in Kennedy Wilson's financial statements at fair market value. As the fair value of the assets was in excess of the basis in the previously held mortgage notes, Kennedy Wilson recognized a $15.9 million gain on the three office buildings in Ireland and the multifamily building outside of London during 2015.

Gains on Real Estate
During the years ended December 31, 2017, 2016 and 2015, Kennedy Wilson recognized the following gains on sale of real estate.

(Dollars in millions)		Gain on sale of real estate
Year ended December 31,	Description	Consolidated(1)	NCI	Net of NCI
2017	Three multifamily properties and one retail center in the Western U.S., one commercial development and three commercial properties in Ireland, one residential property in the United Kingdom, 25 commercial properties across the United Kingdom and Ireland, two condo unit sales in Spain and a residential property in Spain	$258.0	$43.3	$214.7
2016	One commercial property in Japan, one commercial property, one development project, one condo unit, a vacant lot and a parcel of land in the Western U.S. and 44 commercial properties across the United Kingdom and Ireland	137.9	82.6	55.3
2015	Japanese multifamily portfolio, one retail pad and one condo unit in the Western U.S. and 23 commercial properties across the United Kingdom and Ireland	73.5	43.0	30.5
(1) Includes both the sale of real estate as a business, which is recognized through gain on sale of real estate, and the sale of real estate as assets, which is the net of sale of real estate and cost of real estate sold.
Guarantees
Kennedy Wilson has certain guarantees associated with loans secured by consolidated assets. As of December 31, 2017, the maximum potential amount of future payments (undiscounted) Kennedy Wilson could be required to make under the guarantees was approximately $69.4 million, which is approximately 1% of investment level debt of Kennedy Wilson and its equity partners. The guarantees expire through 2027, and Kennedy Wilson’s performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds from the property. Based on the Company's evaluation of guarantees under FASB ASC Subtopic 460-10 Estimated Fair Value of Guarantees, the estimated fair value of guarantees made as of December 31, 2017 and December 31, 2016 were immaterial.

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

The unaudited pro forma data presented below assumes that the acquisitions during the year ended December 31, 2017 occurred as of January 1, 2016.

	Unaudited
	Year Ended December 31,
(Dollars in millions, except for per share data)	2017	2016
Pro forma revenues	$835.0	$740.2
Pro forma net income	150.1	99.5
Pro forma net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	111.9	24.8
Pro forma net income per share:
Basic	$0.94	$0.23
Diluted	$0.94	$0.23

NOTE 5—UNCONSOLIDATED INVESTMENTS

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

Kennedy Wilson has a number of joint venture interests, generally ranging from 5% to 50%, that were formed to acquire, manage, develop, service and/or sell real estate and invest in loan pools and discounted loan portfolios. Kennedy Wilson has significant influence over these entities, but not control, and accordingly, these investments are accounted for under the equity method.
Joint Venture Holdings
The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of December 31, 2017:

(Dollars in millions)	Multifamily	Commercial	Funds	Residential and Other	Total
Western U.S.	$199.7	$39.4	$55.1	$179.8	$474.0
United Kingdom	—	9.9	—	—	9.9
Spain	—	—	—	—	—
Japan	2.5	—	—	—	2.5
Total	$202.2	$49.3	$55.1	$179.8	$486.4

The following table details our investments in joint ventures by investment type and geographic location as of December 31, 2016:

(Dollars in millions)	Multifamily	Commercial	Funds	Residential and Other	Total
Western U.S.	$168.6	$51.6	$47.0	$252.6	$519.8
United Kingdom	—	13.8	—	—	13.8
Spain	—	—	—	15.9	15.9
Japan	6.1	—	—	—	6.1
Total	$174.7	$65.4	$47.0	$268.5	$555.6
During the year ended December 31, 2017, multifamily investments increased due to investments in five new multifamily properties in the Western United States, which was partially offset by the sale of 51 properties (49 of which were in the 5% interest we hold in a Japanese portfolio) in the Western United States and Japan. Commercial investments decreased due to the sale of two office properties in the Western United States and equity losses from unconsolidated investments in the United Kingdom. Fund investments increased due to contributions to Fund V, which were partially offset by distributions from asset sales by Funds IV and V. Residential and Other investments decreased due to the sales of a servicing platform in Spain, a residential development project, four vacant lots and a residential home.
Vintage Housing Holdings ("VHH")
During the second quarter of 2015, the Company purchased a noncontrolling interest for $78.7 million in VHH and elected the fair value option ("FV Option"), an existing venture that holds controlling interests in over 30 syndicated limited partnerships ("LPs") that own multifamily properties via a traditional low-income housing tax credit ("LIHTC") structure in the Western United States. The remaining interest is held by one non-affiliated entity who is appointed as the manager. Neither party controls VHH, and, accordingly, the Company accounts for its investment under the equity method using the fair value option. As of December 31, 2017 and 2016, the carrying value in VHH was $114.8 million and $84.2 million, respectively.
The LPs generate cash flow through their controlling interests in entities owning multifamily housing that is predominantly structured with LIHTCs. As mentioned, the Company has elected the fair value option on its unconsolidated investment in VHH. For the years ended December 31, 2017, 2016, and 2015 the Company recognized a total of $19.4 million, $24.3 million, and $14.0 million fair value gains through equity income, respectively. The fair value gains were primarily generated from acquisitions and dilution from resyndications in which VHH dissolves an existing partnership and recapitalizes into a new partnership with tax-exempt bonds and tax credits which are sold to a new tax credit LP partner and, in many cases, yields cash back to VHH. Upon resyndication, VHH retains a GP interest in the partnership and receives various future streams of cashflows including; development fees, asset management fees, other GP management fees and distributions from operations. Since the investment is accounted for under the fair value option, operating distributions are recorded as equity income. See Note 6 for additional details. The Company has recognized $6.7 million in equity income related to operating distributions during the year.
Income from Unconsolidated Investments

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

The following table presents income from unconsolidated investments recognized by Kennedy Wilson during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Equity in joint venture income	$30.4	$70.5	$58.2
Equity in joint venture income - fair value	38.6	56.6	34.9
Interest (loss) income recognized(1)	—	(0.5)	4.3
	$69.0	$126.6	$97.4
(1) Related to loan pools, all of which were fully resolved as of December 31, 2017.
The Company recognized realized gains on sales of joint venture investments mainly on multifamily and office properties located in the Western United States during the year. The Company sold 51 multifamily (49 of which were in the 5% interest we hold in a Japanese portfolio), two office properties, a residential development project, four lots, and a residential home during 2017, resulting in a gain of $14.0 million. The remaining $16.3 million in income from unconsolidated investments is related to operating performance.
In addition to the above, the Company recognized fair value gains during the year related to acquisitions and dilution from resyndications in VHH, sales in a condo project, and improved property performance by FV Option investments and investments held within our Funds totaling $38.6 million. The decrease in income from unconsolidated investments during 2017 compared to 2016 and 2015 is primarily related to prior period asset sales.
Income from unconsolidated investments during 2016 relates to realized gains on sales of joint venture investments mainly multifamily properties located in the Western United States during the year. In addition to the sales, equity in joint venture income during 2016 relates primarily to fair value gains during the year relating to dilution from resyndications in VHH, sales in a condo project, and improved property performance by investments held within our Funds totaling $56.6 million.
Income from unconsolidated investments during 2015 primarily relates to realized gains on sales of joint venture investments mainly multifamily properties located in the Western United States during the year. In addition to the sales, income from unconsolidated investments during 2015 relates primarily to fair value gains during the year relating to dilution from resyndications in VHH, entitlements achieved on development projects, and commencing the sales process on a for sale condo project as well as improved property performance by investments held within our Funds totaling $34.9 million.
Consolidation Considerations
The Company determines the appropriate accounting method with respect to all investments that are not VIEs based on the control-based framework (controlled entities are consolidated) provided by the consolidations guidance in FASB ASC Topic 810. The Company accounts for joint ventures where it is deemed that the Company does not have control through the equity method of accounting while entities the Company controls are consolidated in Kennedy Wilson's financial statements.
Changes in Control
There was no such activity in 2017.
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
Contributions to Joint Ventures
During the years ended December 31, 2017, 2016 and 2015, Kennedy Wilson made $79.9 million, $124.9 million, and $184.3 million, respectively, in contributions to new and existing joint venture investments.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

See the table below for a breakdown of contributions to new joint venture investments for the years ended December 31, 2017, 2016 and 2015:

		Years Ended December 31,
(Dollars in millions)		2017		2016		2015
Investment Type	Region	No. of Properties	Initial Contribution	No. of Properties	Initial Contribution	No. of Properties	Initial Contribution
Multifamily	Western U.S.	5	$13.9	1	$19.9	31	$80.5
Commercial	Western U.S.	—	—	1	13.4	1	9.1
Residential	Western U.S.	—	—	1	1.0	4	1.4
Residential	Japan	—	—	—	—	50	6.2
Other	Western U.S.	2	1.8	1	2.1	1	2.0
Total		7	$15.7	4	$36.4	87	$99.2
In addition to the capital contributions above to new joint venture investments, the Company contributed $64.2 million, $88.5 million and $85.1 million to existing joint ventures to pay off external debt, fund our share of a development project and for working capital needs, during the years ended December 31, 2017, 2016 and 2015, respectively.
Distributions from Joint Ventures
The following table details cash distributions by investment type and geographic location for the year ended December 31, 2017:

	Multifamily		Commercial		Funds		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$26.1	$26.1	$6.5	$15.3	$4.0	$5.7	$42.6	$64.1	$79.2	$111.2
United Kingdom	—	—	2.3	—	—	—	—	—	2.3	—
Spain	—	—	—	—	—	—	4.0	17.3	4.0	17.3
Japan	0.2	4.9	—	—	—	—	—	—	0.2	4.9
Total	$26.3	$31.0	$8.8	$15.3	$4.0	$5.7	$46.6	$81.4	$85.7	$133.4
Investing distributions resulted from the sales of multifamily properties in the Western United States and Japan, commercial properties in the Western United States, a servicing platform in Spain, and homes in residential development projects in the Western United States, and the refinancing of property level debt. Operating distributions resulted from operating cash flow generated by the joint venture investments.
Capital Commitments
As of December 31, 2017, Kennedy Wilson had unfulfilled capital commitments totaling $63.6 million to four of its joint ventures under the respective operating agreements. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.

NOTE 6—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2017:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$346.1	$346.1
Marketable securities	7.5	—	—	7.5
Net currency derivative contracts	—	(100.9)	—	(100.9)
Total	$7.5	$(100.9)	$346.1	$252.7

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2016:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$329.4	$329.4
Marketable securities	7.5	—	—	7.5
Net currency derivative contracts	—	(47.2)	—	(47.2)
Total	$7.5	$(47.2)	$329.4	$289.7
Unconsolidated Investments
Kennedy Wilson elected to use the fair value option ("FV Option") for 17 unconsolidated investments to more accurately reflect the timing of the value in the underlying investments and report those changes in current operations. Kennedy Wilson's investment balance in the FV Option investments was $291.0 million and $282.4 million at December 31, 2017 and 2016, respectively, which are included in unconsolidated investments in the accompanying balance sheets.
Additionally, Kennedy Wilson records its investments in KW Property Fund III, L.P. ("Fund III"), Kennedy Wilson Real Estate Fund IV, and Kennedy Wilson Real Estate Fund V, LP (collectively, the "Funds") based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. Fund III sold its final investments and made its final distribution during the year ended December 31, 2017. The Company’s investment balance in the Funds was $55.1 million and $47.0 million at December 31, 2017 and 2016, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets. As of December 31, 2017, the Company had unfunded capital commitments to the Funds in the amount of $9.0 million under the respective operating agreements.
In estimating fair value of real estate held by the Funds and the 17 FV Option investments, the Company considers significant unobservable inputs such as capitalization and discount rates.
The following table summarizes the Company's investments in unconsolidated investments held at fair value by type:

(Dollars in millions)	December 31, 2017	December 31, 2016
FV Option	$291.0	$282.4
Funds	55.1	47.0
Total	$346.1	$329.4
The following table presents changes in Level 3 investments, investments in investment companies and investments in joint ventures that elected the fair value option, for the years ended December 31:

(Dollars in millions)	2017	2016	2015
Beginning balance	$329.4	$223.8	$95.2
Unrealized and realized gains	53.2	65.7	42.3
Unrealized and realized losses	(1.1)	—	(0.1)
Contributions	58.1	76.3	128.5
Distributions	(117.0)	(75.3)	(41.0)
Other	23.5	38.9	(1.1)
Ending Balance	$346.1	$329.4	$223.8
The change in unrealized and realized gains and losses are included in income from unconsolidated investments in the accompanying consolidated statements of operations.
The change in unrealized gains and losses on Level 3 investments during 2017 and 2016 for investments still held as of December 31, 2017 and 2016 were gains of $36.0 million and $49.5 million, respectively.
In estimating fair value of real estate held by the Funds, 17 unconsolidated investments that elected the fair value option investments, and the value of the real estate consolidated (as further described in Note 4), the Company considers significant inputs such as capitalization and discount rates. The table below describes the range of inputs used as of December 31, 2017 for real estate assets:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

Estimated Rates Used For
	Capitalization Rates	Discount Rates
Office	4.50% — 7.25%	6.75% — 8.00%
Retail	5.75% — 9.50%	7.25% — 11.50%
Multifamily	4.75% — 7.75%	8.00% — 9.75%
Residential	N/A	6.00% — 12.00%
Hotel	6.50%	10.50%
In valuing indebtedness, Kennedy Wilson considers significant inputs such as the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by Kennedy Wilson for these types of investments range from 1.55% to 3.46%.
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
Currency derivative contracts
Kennedy Wilson uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against the effects of a portion of its certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of December 31, 2017, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, we have determined that our derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
Changes in fair value are recorded in other comprehensive income in the accompanying consolidated statements of comprehensive income (loss) as the portion of the currency forward and option contracts used to hedge currency exposure of its certain consolidated subsidiaries qualifies as a net investment hedge under FASB ASC Topic 815.
The fair value of the derivative instruments held as of December 31, 2017 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the accompanying consolidated balance sheet. See Note 13 for a complete discussion on other comprehensive income including currency forward and option contracts and foreign currency translations.
The table below details the currency forward contracts and currency option contracts Kennedy Wilson had as of December 31, 2017:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

(Dollars in millions)			December 31, 2017		Year Ended December 31, 2017
Currency Hedged	Underlying Currency	Notional	Hedge Asset	Hedge Liability	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Cash Received (Paid)
Outstanding
EUR	USD	€130.0	$0.3	$(7.1)	$(10.7)	$—	$—
EUR(1)	GBP	€360.0	—	(77.0)	(17.7)	—	—
EUR(1)(2)	GBP	—	—	—	(22.0)	—	—
GBP	USD	£540.7	2.1	(19.2)	(20.4)	—	(0.4)
GBP(3)	USD	—	—	—	—	(10.8)	—
Total Outstanding			2.4	(103.3)	(70.8)	(10.8)	(0.4)
Settled
EUR(4)	USD		—	—	(1.8)	1.8	—
Yen	USD		—	—	—	—	(0.1)
GBP	USD		—	—	(5.4)	0.2	(2.7)
Total Settled			—	—	(7.2)	2.0	(2.8)
Total			$2.4	$(103.3)	$(78.0)	$(8.8)	$(3.2)
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Relates to KWE's Euro Medium Term Note. See discussion in Note 8.
(3) Relates to derivative arrangements on GBP escrow cash that is held by Kennedy Wilson relating to the KWE Transaction. Hedges were non-designated so changes in value went through statement of operations. Derivative losses are offset by realized foreign currency exchange gains on translation of cash. After the transaction hedges were re-designated as net investment hedges on Kennedy Wilson's investment in KWE and subsequent changes will go through other comprehensive income. Please review results together with foreign currency movements in Note 13.
(4) Underlying investment was sold by Kennedy Wilson. Historical amounts within other comprehensive income were reclassified to the statement of operations at time of sale.
The gains recognized through other comprehensive income will remain in accumulated other comprehensive income until the underlying investments they were hedging are substantially liquidated by Kennedy Wilson.
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
Debt liabilities are accounted for at face value plus net unamortized debt premiums and any fair value adjustments as part of business combinations. The fair value as of December 31, 2017 and 2016 for mortgages, KW unsecured debt, and KWE unsecured bonds were estimated to be approximately $5.8 billion and $5.0 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the Company's credit risk to the current yield of a similar security, compared to their carrying value of $5.7 billion and $4.9 billion as of December 31, 2017 and 2016, respectively. The inputs used to value mortgages, KW unsecured debt, and KWE unsecured bonds are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be level 2 inputs.

NOTE 7—OTHER ASSETS
Other assets consist of the following:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

	December 31,
(Dollars in millions)	2017	2016
Above-market leases, net of accumulated amortization of $44.3 million and $28.1 million at December 31, 2017 and 2016, respectively	$63.1	$72.4
Development project asset	55.3	—
Office furniture and equipment net of accumulated depreciation of $35.8 million and $24.4 million at December 31, 2017 and 2016, respectively	44.3	25.4
Accrued performance fees	32.9	27.3
Straight line rent	24.0	11.7
Goodwill	23.9	23.9
Prepaid expenses	13.3	10.2
Other, net of accumulated amortization of $2.6 million and $2.3 million at December 31, 2017 and 2016, respectively	10.7	10.0
Leasing commissions, net of accumulated amortization of $2.2 million and $1.7 million at December 31, 2017 and 2016, respectively	10.1	7.4
Marketable securities	7.5	7.5
VAT receivable	5.0	23.2
Deposits	3.5	1.8
Hedge assets	2.4	20.2
Deferred tax asset, net	—	28.4
Other Assets	$296.0	$269.4
Depreciation and amortization expense related to the above depreciable assets were $13.6 million, $16.6 million, and $9.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Development Project Asset
On May 12, 2017, Kennedy Wilson and its equity partners (the “Capital Dock JV”) sold 200 Capital Dock, a 130,000 sq ft. office building under construction in Dublin, Ireland.  Concurrent with the transaction, the Capital Dock JV entered into a development agreement with the buyer to complete the construction of 200 Capital Dock.  The development agreement provides that upon certain events (including the insolvency of the Capital Dock JV and certain delivery deadlines not being met), the buyer may exercise a right to take over the construction of the project.
The transaction has been reported based on ASC Topic 360-20.  Because adequate initial investment by the buyer was not collected at June 30, 2017 the transaction was initially recorded under the installment method. The installment method apportioned each cash receipt between cost recovered and profit in the same ratio as total cost and total profit bear to the sales value.
During the quarter ended September 30, 2017 additional cash collections from the buyer resulted in the initial investment criteria being met and the full accrual method was applied to the recognition of profit on the land. Because the construction process is not complete but the cost and profit are reasonably estimated, the guidance of Topic 360-20 requires the use of the percentage-of-completion method for the sale of the building going forward.
Using the approaches described above, there was $91.6 million of sale of real estate and $64.1 million of cost of real estate sold reported in the consolidated statement of operations related to the sale of 200 Capital Dock during the year ended December 31, 2017.  Consequently the "development project asset" represents the basis which has not yet been relieved under the percentage of completion method.
The remaining revenue and cost will be reported under the percentage-of-completion method through completion of construction, which is expected to continue until the third quarter of 2018. In the event that the buyer exercises its right to take over the construction of the project, the Capital Dock JV will receive a reduced amount of proceeds from this transaction.

NOTE 8—MORTGAGE DEBT

The following table details mortgage debt secured by Kennedy Wilson's consolidated properties as of December 31, 2017 and 2016:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

(Dollars in millions)		Carrying amount of investment debt as of December 31,(1)
Investment Debt by Product Type	Region	2017	2016
Multifamily(1)	Western U.S.	$1,227.5	$1,180.8
Commercial(1)(2)	United Kingdom	583.2	616.9
Commercial(1)(2)	Ireland	505.0	331.5
Commercial	Western U.S.	370.6	290.2
Multifamily(1)(2)	Ireland	263.2	159.3
Commercial(2)	Spain	95.5	84.4
Hotel	Ireland	86.4	75.7
Hotel	Western U.S.	49.1	49.8
Mortgage debt (excluding loan fees)(1)(2)		3,180.5	2,788.6
Unamortized loan fees		(23.9)	(18.2)
Total Investment Debt		$3,156.6	$2,770.4
(1) The investment debt payable balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan premium as of December 31, 2017 and 2016 was $2.4 million and $5.0 million, respectively.
(2) KWE is a wholly-owned subsidiary as of December 31, 2017. Kennedy Wilson owned approximately 23.6% of the total issued share capital of KWE as of December 31, 2016.
The investment debt had a weighted average interest rate of 3.35% and 3.33% per annum as of December 31, 2017 and 2016, respectively. As of December 31, 2017, 74% of Kennedy Wilson's property level debt was fixed rate, 8% was floating rate with interest caps and 18% was floating rate without interest caps, compared to 75% fixed rate, 15% floating rate with interest caps and 10% floating rate without interest caps, as of December 31, 2016.

Mortgage Loan Transactions and Maturities
During the year ended December 31, 2017, nine acquisitions were partially financed with mortgages, nine existing mortgages were refinanced, and one investment acquired supplemental financing. See Note 4 for more detail on the acquisitions and the investment debt associated with them.
The aggregate maturities of mortgage loans subsequent to December 31, 2017 are as follows:

(Dollars in millions)	Aggregate Maturities
2018	$67.7
2019	356.6
2020	164.3
2021	159.4
2022	434.9
Thereafter	1,995.2
3,178.1
Debt premium	2.4
Unamortized loan fees	(23.9)
Total Investment Debt	$3,156.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

NOTE 9—KW UNSECURED DEBT

The following table details KW unsecured debt as of December 31, 2017 and 2016:

	December 31,
(Dollars in millions)	2017	2016
Credit Facility	$300.0	$—
Senior Notes(1)	898.1	952.8
KW Unsecured Debt	1,198.1	952.8
Unamortized loan fees	(18.7)	(18.7)
Total KW Unsecured Debt	$1,179.4	$934.1
(1) The senior notes balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan premium (discount) as of December 31, 2017 and 2016 was $(1.9) million and $(2.2) million, respectively.

Borrowings Under Credit Facilities

On October 3, 2017, Kennedy-Wilson, Inc. (the “Borrower”), a wholly-owned subsidiary of Kennedy-Wilson Holdings, Inc. (the “Company”), KWH and certain subsidiaries of the Company (the “Subsidiary Guarantors”) entered into an Escrow Agreement with a syndicate of lenders (the “Lenders”), Bank of America, N.A. ("BofA"), as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill"), JPMorgan Chase Bank, N.A. ("JPM") and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, pursuant to which the parties delivered executed signature pages to a $700 million unsecured revolving credit and term loan facility (the “A&R Facility”), which amended and restated the Borrower’s existing revolving credit facility. The A&R Facility is comprised of a $500 million revolving line of credit and a $200 million term loan facility. Loans under the revolving line of credit bear interest at a rate equal to LIBOR plus between 1.75% and 2.75%, depending on the consolidated leverage ratio as of the applicable measurement date. Loans under the term loan facility bear interest at a rate equal to LIBOR plus between 1.65% and 2.65%, depending on the consolidated leverage ratio as of the applicable measurement date. The A&R Facility has a maturity date of March 31, 2021. Subject to certain conditions precedent and at the Borrower’s option, the maturity date of the A&R Facility may be extended by one year. At closing, the Company drew the full term loan amount of $200.0 million, borrowed $200.0 million under the A&R Facility's revolving line, and repaid the $350.0 million outstanding on the existing revolving credit facility.
On December 10, 2015, the Borrower entered into a $475 million unsecured revolving credit facility (the “KW Revolving Facility”) with a syndicate of lenders including JPMorgan Chase Bank, N.A., Deutsche Bank AG New York Branch, U.S. Bank N.A., East West Bank, Fifth Third Bank, The Governor and Company of the Bank of Ireland, Compass Bank, City National Bank, and Bank of America, N.A., as administrative agent and letter of credit issuer. Loans under the KW Revolving Facility bear interest at a rate equal to LIBOR plus 2.50% or 3.00%, depending on the consolidated leverage ratio as of the applicable measurement date, and have a maturity date of December 10, 2018. In October 2017, the KW Revolving Facility was amended and restated, which resulted in the A&R Facility.
The A&R Facility has certain covenants as defined within its Amended and Restated Credit Agreement, Dated as of October 20, 2017 (the "Credit Agreement") that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, repurchase capital stock or debt, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,066,775,300 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of the Closing Date, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $300,351,000, (vi) a maximum adjusted secured leverage ratio (as defined

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million.
As of December 31, 2017, the Company’s consolidated leverage ratio was 63.1%, its fixed charge coverage ratio was 3.1 to 1.00, its consolidated tangible net worth was $1,954.5 million, its adjusted secured leverage ratio was 37.9%, its secured recourse leverage ratio was 0.8%, its recourse leverage ratio was 0.65, and liquidity was $358.8 million. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
During the year ended December 31, 2017, the Borrower drew $400.0 million and repaid $100.0 million on the A&R Facility to fund acquisitions. The maximum amount drawn on the A&R Facility at any one point during the year ended December 31, 2017 was $550.0 million. As of December 31, 2017, the Company had an outstanding balance of $300.0 million on the A&R Facility with $400.0 million available to be drawn under the revolving credit facility.
During the year ended December 31, 2017, the Borrower drew and repaid $400.0 million on the KW Revolving Facility to fund acquisitions. The maximum amount drawn on the KW Revolving Facility at any one point during the year ended December 31, 2017 was $375.0 million. As noted above, the KW Revolving Facility was amended and restated, which resulted in the A&R Facility.
The average outstanding borrowings under credit facilities was $285.2 million during the year ended December 31, 2017.

Senior Notes
In August 2016, Kennedy Wilson, Inc., (the "Issuer") completed an additional public offering of $250 million aggregate principal amount of 5.875% Senior Notes due 2024 (the "Notes"). The Notes were issued as additional notes under the indenture pursuant to which the Issuer previously issued $650 million aggregate principal amount of its 5.875% Senior Notes due 2024 (the "Initial Notes"). The Notes have substantially identical terms as the Initial Notes and will be treated as a single series with the Initial Notes under the indenture. The Notes were issued and sold at a public offering price of 100.0% of their principal amount, plus accrued interest from, and including, April 1, 2016.
In December 2017, the Company redeemed the 2042 Notes bearing an interest rate of 7.75% in full at a redemption price equal to 100% of the principal amount.
The indentures governing the Notes contain various restrictive covenants, including, among others, limitations on the Company's ability and the ability of certain of the Company's subsidiaries to incur or guarantee additional indebtedness, make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens on assets, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indentures governing the Notes limit the ability of Kennedy Wilson and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. As of December 31, 2017, the maximum balance sheet leverage ratio was 0.94 to 1.00. See Note 18 for the guarantor and non-guarantor financial statements.

NOTE 10—KWE UNSECURED BONDS

The following table details KWE unsecured bonds as of December 31, 2017 and 2016:

	December 31,
(Dollars in millions)	2017	2016
KWE Bonds	$675.6	$616.8
KWE Euro Medium Term Note Programme	655.7	575.6
KWE Unsecured Bonds (excluding loan fees)(1)(2)	1,331.3	1,192.4
Unamortized loan fees	(5.4)	(6.7)
Total KWE Unsecured Bonds	$1,325.9	$1,185.7
(1) The KWE unsecured bonds balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan premium (discount) as of December 31, 2017 and 2016 was $(4.3) million and $(4.1) million, respectively.
(2) KWE is a wholly-owned subsidiary as of December 31, 2017. Kennedy Wilson owned approximately 23.6% of the total issued share capital of KWE as of December 31, 2016.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

During the second quarter of 2015, KWE completed its inaugural bond offering of approximately $405.3 million (based on December 31, 2017 rates) (£300 million) in 3.95% fixed-rate senior unsecured bonds due 2022. During the third quarter of 2016, KWE completed an additional offering of approximately $270.3 million (based on December 31, 2017 rates) (£200 million) in 3.95% fixed-rate senior unsecured bonds due 2022. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros.
In addition, during the fourth quarter of 2015, KWE established a £2.0 billion (approximately $2.7 billion based on December 31, 2017 rates) Euro Medium Term Note ("EMTN") Programme. Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. During the fourth quarter of 2015 and second quarter of 2016, KWE drew down under its EMTN Programme, with the issuances of senior unsecured notes for an aggregate principal amount of approximately $660.3 million (based on December 31, 2017 rates) (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $655.7 million with an annual fixed coupon of 3.25%, and mature in 2025.  As KWE invests proceeds from the KWE Notes to fund equity investments in new euro denominated assets, KWE designates the KWE Notes as net investment hedges under FASB ASC Topic 815. Subsequent fluctuations in foreign currency rates that impact the carrying value of the KWE Notes are recorded to accumulated other comprehensive income. During the year ended December 31, 2017, Kennedy Wilson recognized a loss of $22.0 million in accumulated other comprehensive income due to the strengthening of the euro against the GBP during the period. The KWE Notes rank pari passu with the KWE Bonds, and are subject to the same restrictive covenants.
The trust deed that governs the bonds contain various restrictive covenants for KWE, including, among others, limitations on KWE’s and its material subsidiaries’ ability to provide certain negative pledges. The trust deed limits the ability of KWE and its subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the incurrence of the new indebtedness, (1) KWE’s consolidated net indebtedness (as defined in the trust deed) would exceed 60% of KWE’s total assets (as calculated pursuant to the terms of the trust deed); and (2) KWE’s consolidated secured indebtedness (as defined in the trust deed) would exceed 50% of KWE’s total assets (as calculated pursuant to the terms of the trust deed). The trust deed also requires KWE, as of each reporting date, to maintain an interest coverage ratio (as defined in the trust deed) of at least 1.50 to 1.00 and have unencumbered assets of no less than 125% of its unsecured indebtedness (as defined in the trust deed). As of December 31, 2017, KWE was in compliance with these covenants.
KWE had an unsecured floating rate revolving debt facility ("KWE Facility") with Bank of America Merrill Lynch, Deutsche Bank, and J.P. Morgan Chase of approximately $304.0 million (based on December 31, 2017 rates) (£225 million). On October 20, 2017, the KWE Facility was terminated in conjunction with the Transaction. Refer to Note 2 for further detail.

NOTE 11—RELATED PARTY TRANSACTIONS
Related party revenue is fees and other income received from investments in which we have an ownership interest, excluding amounts eliminated in consolidation discussed below. Kennedy Wilson earned related party fees of $20.8 million, $28.9 million and $37.8 million for the periods ended December 31, 2017, 2016 and 2015, respectively. Included in these related party fees are promote fees on investments the Company also has an ownership interest in. See performance fee discussion in revenue recognition section of Note 2 for more detail.
The Company provides management and property services on properties in which it also has an ownership interest. Fees earned on consolidated properties are eliminated in consolidation and fees on unconsolidated investments are eliminated for the portion that relate to the Company's ownership interest. During the years ended December 31, 2017, 2016 and 2015 fees of $26.3 million, $36.9 million and $75.0 million were eliminated in consolidation.

NOTE 12—INCOME TAXES
The table below represents a geographical breakdown of book income (loss) before the provision for income taxes:

	Year ended December 31,
(Dollars in millions)	2017	2016	2015
Domestic	$90.6	$33.9	$61.2
Foreign	31.1	56.6	51.2
Total	$121.7	$90.5	$112.4

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

The U.S. and foreign components of (benefit from) provision for income taxes consisted of the following components. However, it is not reflective of the cash tax results of the Company.

	Year ended December 31,
(Dollars in millions)	2017	2016	2015
Federal
Current	$(0.3)	$(0.8)	$0.2
Deferred	(17.9)	17.0	13.2
	(18.2)	16.2	13.4
State
Current	0.1	0.1	—
Deferred	(3.1)	2.8	0.3
	(3.0)	2.9	0.3
Foreign
Current	8.4	5.8	31.9
Deferred	(3.5)	(10.9)	7.8
	4.9	(5.1)	39.7

Total	$(16.3)	$14.0	$53.4
A reconciliation of the statutory federal income tax rate of 35% with Kennedy Wilson’s effective income tax rate is as follows:

	Year ended December 31,
(Dollars in millions)	2017	2016	2015
Tax computed at the statutory rate	$42.6	$31.7	$39.3
Tax Reform federal rate change	(44.8)	—	—
Tax deduction in excess of book compensation from restricted stock vesting	(3.7)	—	—
Foreign permanent differences, primarily non-deductible depreciation, amortization and acquisition-related expenses in the United Kingdom	6.1	6.5	13.7
Sale of KWR, investment basis difference	—	—	10.6
Effect of foreign tax operations, net of foreign tax credits	1.6	1.1	(3.8)
Noncontrolling interests	(15.0)	(25.8)	(2.8)
Adjustment to investment basis	—	—	1.4
Non-vested stock expense	—	—	1.0
State income taxes, net of federal benefit	(3.8)	2.8	(1.5)
Other	0.7	(2.3)	(4.5)
Provision for (benefit from) income taxes	$(16.3)	$14.0	$53.4
Cumulative tax effects of temporary differences are shown below at December 31, 2017 and 2016:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

	Year ended December 31,
(Dollars in millions)	2017	2016
Deferred tax assets:
Foreign currency translation	$11.9	$131.9
Net operating loss carryforward and credits	103.7	85.2
Stock option expense	5.2	19.5
Hedging transactions	8.1	—
Marketable securities	0.1	0.4
Accrued reserves	0.1	0.1
Total deferred tax assets	129.1	237.1
Valuation allowance	(32.7)	(29.9)
Net deferred tax assets	96.4	207.2

Deferred tax liabilities:
Investment basis, depreciation, amortization and reserve differences	119.8	157.6
Hedging transactions	—	5.0
Prepaid expenses and other	9.2	13.9
Capitalized interest	1.4	2.3
Total deferred tax liabilities	130.4	178.8

Deferred tax asset (liability), net	$(34.0)	$28.4
U.S. tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Bill”), was signed into law on December 22, 2017. The Tax Bill amends a range of U.S. federal tax rules applicable to individuals, businesses and international taxation. These changes include lowering the federal corporate income tax rate from 35% to 21% and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. During the fourth quarter of 2017, the Company we adjusted our net U.S. deferred tax liability down to the new federal tax rate and recorded a $44.8 million tax benefit. Due to the nature of our business operations, a majority of our foreign income is taxed currently in the U.S. For those foreign subsidiaries where there is no current U.S. tax inclusion, we have estimated that no repatriation tax is due as those foreign subsidiaries do not have aggregate positive unrepatriated foreign earnings. While we were able to make a reasonable, provisional estimate of the impact of the reduction in the U.S. corporate tax rate and other provisions that may have a significant impact to the Company, the final impact of the Tax Bill may differ from our estimates due to additional guidance that might be issued by the IRS, Treasury Regulations or state taxing authorities and changes in our assumptions and interpretations. We are continuing to assess the changes from and gather information related to Tax Bill in order to finalize our provisional estimates and to assess the impact of Tax Bill in future periods.
As of December 31, 2017, Kennedy Wilson had federal net operating losses of $146.3 million. These net operating losses begin to expire in the year 2031. As of December 31, 2017, there were also California net operating loss carryforwards of approximately $146.7 million. The California net operating losses begin to expire in the year 2028. In addition, Kennedy Wilson has $9.1 million of other state net operating losses. As of December 31, 2017, Kennedy Wilson had $224.8 million of foreign net operating losses carryforwards which have no expiration date. The Company has foreign tax credits of $17.3 million which begin to expire in 2023.
The Company's valuation allowance on deferred tax assets increased by $2.8 million in 2017 and decreased by $7.8 million in 2016. The increase in 2017 principally relates to additional foreign net operating losses that not more-likely-than not to be realized. The decrease in 2016 principally related to a release in our valuation allowance as update forecasts indicated that certain net operating losses in the United Kingdom were more-likely-than-not realizable.
There were no gross unrecognized tax benefits at December 31, 2017 and 2016. Management has considered the likelihood and significance of possible penalties associated with Kennedy Wilson's current and intended filing positions and has determined, based on its assessment, that such penalties, if any, would not be significant.
Kennedy Wilson's federal and state income tax returns remain open to examination for the years 2014 through 2016 and 2013 through 2016, respectively. However, due to the existence of prior year loss carryovers, the IRS may examine any tax years for which the carryovers are used to offset future taxable income. Our foreign subsidiaries’ tax returns remain open to examination

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

for the years 2013 through 2016. The Spanish loss carryovers of $49.0 million may be subject to tax examination for a period of 10 years from the period in which such losses were generated.

NOTE 13—COMMITMENTS AND CONTINGENCIES
Future minimum lease payments under scheduled operating leases that have initial or remaining noncancelable terms in excess of one year are as follows:

(Dollars in millions)
Year ending December 31,
2018	$2.8
2019	2.1
2020	1.8
2021	1.4
2022	1.2
Thereafter	0.4
Total minimum payments	$9.7
Rental expense was $4.3 million, $4.4 million, and $4.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations.
GUARANTEES—Kennedy Wilson has certain guarantees associated with loans secured by consolidated assets. As of December 31, 2017, the maximum potential amount of future payments (undiscounted) Kennedy Wilson could be required to make under the guarantees was approximately $69.4 million, which is approximately 1% of investment level debt of Kennedy Wilson and its equity partners. The guarantees expire through 2027 and Kennedy Wilson's performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sale proceeds of the property. Based on the Company's evaluation of guarantees under FASB ASC Subtopic 460-10 Estimated Fair Value of Guarantees, the estimated fair value of guarantees made as of December 31, 2017 and December 31, 2016 were immaterial.
CAPITAL COMMITMENTS—As of December 31, 2017 and 2016, the Company has unfunded capital commitments of $63.6 million and $24.7 million to its joint ventures under the respective operating agreements. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of the Company's capital commitment obligations.
LITIGATION—Kennedy Wilson is currently a defendant in certain routine litigation arising in the ordinary course of business. It is the opinion of management and legal counsel that the outcome of these actions will not have a material effect on the financial statements taken as a whole.

NOTE 14—STOCK COMPENSATION PLANS
In June 2012, Kennedy Wilson adopted and its shareholders approved the Amended and Restated 2009 Equity Participation Plan (the "Amended and Restated Plan") under which an additional 3.2 million shares of common stock have been reserved for restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2009 Amended and Restated Equity Participation Plan were set by the Company's compensation committee at its discretion. During the year ended December 31, 2012, 3.2 million shares of restricted common stock were granted under the Amended and Restated Plan along with 5,000 shares which remained under the original plan. The shares that were granted vest over five years with 40% vesting ratably in the first four years of the award period and the remaining 60% in the fifth year of the award period. Vesting of the restricted share awards is contingent upon the expected achievement of a performance target in each year of the award period with the initial vesting of the first 10% in January 2013. The performance targets were achieved for 2012, 2013, 2014, 2015 and 2016. From inception of the plan through December 31, 2017, 3,015,252 shares have vested and 137,248 shares have been forfeited. The Company re-granted the forfeited shares to certain employees.
In July 2014, Kennedy Wilson adopted and its shareholders approved the Amended and Restated 2009 Equity Participation Plan under which an additional 6.0 million shares of common stock have been reserved for restricted stock grants to officers, employees, non-employee directors and consultants. There were no shares granted under the 2009 Amended and Restated Equity Participation Plan during the year ended December 31, 2017. During the year ended December 31, 2016, 2015 and 2014, 1.0 million, 1.7 million and 3.3 million, respectively, of restricted common stock were granted under the 2009 Amended and Restated Equity Participation Plan. The terms of the awards granted under the Amended and Restated Plan were set by the Company's compensation committee at its discretion. The shares will vest ratably over a three, four or five-year year period based on the

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

achievement of certain performance targets. The performance periods will be measured for the awards will be the Company’s fiscal years ending from December 31, 2014 through December 31, 2020. The shares which were granted with a three-year vesting period have a three-year sale restriction period upon vesting. Due to the lack of marketability of these shares with the three-year sale restriction period upon vesting, a 15% discount was applied to the grant price these shares when computing stock compensation expense. From inception of the plan through December 31, 2017, 3,397,906 shares have vested and 121,300 have been forfeited. As of December 31, 2017, there was $33.8 million of unrecognized compensation cost for the Amended and Restated Plan related to unvested restricted shares which will vest over the next three years.
In June 2017, Kennedy Wilson adopted and its shareholders approved the Second Amended and Restated 2009 Equity Participation Plan under which an additional 14,945,000 shares of common stock have been reserved for restricted stock grants to officers, employees, non-employee directors and consultants. During the year ended December 31, 2017,  the Compensation Committee of the Board of Directors approved the total grant of 1.7 million shares of performance-based restricted shares of Company common stock subject to vesting based on the Company’s total shareholder return (the “TSR restricted shares”), performance-based restricted shares of Company common stock subject to vesting based on the Company’s return on equity (the “ROE restricted shares”), and time-based restricted shares of Company common stock (the “time-based restricted shares”) (collectively, the “awards”), under the Company’s Second Amended and Restated 2009 Equity Participation Plan. Up to 100% of the TSR restricted shares will be eligible to vest based on the MSCI Index Relative Performance during the performance period, with the actual number of TSR restricted shares that vest and cease to be subject to restrictions with respect to the performance period determined by multiplying (i) the total number of TSR restricted shares subject to the award by (ii) the applicable vesting percentage. Up to one-third of the total ROE restricted shares will be eligible to vest with respect to each Company fiscal year of the performance period (each, a “performance year”) to the extent that the Company satisfies the return on equity goals for such performance year. One-third of the time-based restricted shares will vest on each of the first three anniversaries of the grant date. Stock-based compensation expense are based on the fair values on the date of grant for the ROE restricted shares and time-based restricted shares. Certain ROE restricted shares and time-based restricted shares were granted with a three-year sale restriction period upon vesting. Due to the lack of marketability of these shares with the three-year sale restriction period upon vesting, a 12.5% discount was applied to the grant price of these shares when computing stock compensation expense. The fair value of the TSR restricted shares are estimated using a Monte Carlo simulation. From inception of the plan through December 31, 2017, no shares have been vested or forfeited. As of December 31, 2017, there was $22.1 million of unrecognized compensation cost for the Second Amended and Restated Plan related to unvested shares which will vest over the next three years.
Upon vesting, the restricted stock granted to employees discussed directly above is net share-settled to cover the withholding tax.  Shares that vested during the years ended December 31, 2017, 2016 and 2015 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities.  The total shares withheld during the years ended December 31, 2017, 2016 and 2015 were 1,460,251 shares, 693,942 shares, and 435,415 shares respectively, and were based on the value of the restricted stock on the respective vesting dates as determined by the Company’s closing stock price. During the years ended December 31, 2017, 2016 and 2015, total payments for the employees’ tax obligations to the taxing authorities were $37.9 million, $14.7 million, and $11.4 million respectively.  These figures are reflected as a financing activity on the accompanying consolidated statements of cash flows.
    During the years ended December 31, 2017, 2016 and 2015, Kennedy Wilson recognized $38.4 million, $65.1 million and $30.8 million of compensation expense related to the vesting of restricted common stock and is included in compensation and related expense in the accompanying consolidated statements of operations. The increase in stock compensation in 2016 is mainly due to $26.5 million or 60% of the expense of the restricted stock that was granted in 2012 under our Amended and Restated 2009 Equity Participation Plan being incurred during April 2016 to March 2017 due to performance criteria being met for this period. A portion of the increase was also attributed to the restricted stock that was granted during the fourth quarter of 2015 and during 2016.
The following table sets forth activity under the Equity Plan and Amended and Restated Plan:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

Shares
Nonvested at December 31, 2015	6,274,345
Granted	1,006,750
Vested	(1,526,731)
Forfeited	(31,900)
Nonvested at December 31, 2016	5,722,464
Granted	1,756,750
Vested	(3,285,671)
Forfeited	(57,000)
Nonvested at December 31, 2017	4,136,543

Employee Benefit Arrangements
Kennedy Wilson has a qualified plan under the provisions of Section 401(k) of the Internal Revenue Code. Under this plan, participants are able to make salary deferral contributions of up to 75% of their total compensation, up to a specified maximum. The 401(k) plan also includes provisions which authorize Kennedy Wilson to make discretionary contributions. During the years ended December 31, 2017, 2016 and 2015, Kennedy Wilson made matching contributions of $0.3 million and $0.3 million, and $0.3 million respectively to this plan and they are included in compensation and related expenses in the accompanying consolidated statements of operations.

NOTE 15—EQUITY

Common Stock Repurchase Program
On February 25, 2016, Kennedy Wilson announced the authorization of a stock repurchase program for up to $100 million.  Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and subject to the Company's discretion. Under the program, Kennedy Wilson has repurchased and retired 4,086,372 shares for $79.9 million.

KWE Acquisition
On October 20, 2017, the Company completed its acquisition of all of the outstanding shares (other than shares owned by the Company or its subsidiaries or held in treasury) of KWE for $719.8 million in cash and issued 37,226,695 shares of KWH to shareholders of KWE stock. The KWE Acquisition was accounted for in accordance with ASC 810, Consolidation-Overall-Changes in Parent’s Ownership Interest in a Subsidiary (ASC 810). Because KWH controls KWE both before and after the Transaction, the change in KWH’s ownership interest in KWE was accounted for as an equity transaction and no gain or loss was recognized in KWH’s consolidated statements of operations resulting from the KWE Acquisition.
The amount of cash paid and shares issued was greater than carrying value of noncontrolling interest in KWE as of the date of the transaction. The premium paid to the noncontrolling interest holders over their carrying value was recorded additional paid in capital. The Company also was required to record inception to date unrealized foreign currency translation and foreign currency derivative contract losses that had previously been allocated to noncontrolling interest holders accumulated other comprehensive income with a corresponding entry to additional paid in capital which resulted in no net impact to Kennedy Wilson's shareholder's equity. Furthermore, transactions costs associated with the acquisition were recorded as a reduction of additional paid in capital.

Preferred Stock
During 2010, Kennedy Wilson issued two series of Convertible Cumulative Preferred Stock (together, the "Preferred Stock”) at 1,000 per share, Series A (100,000 shares) and Series B (32,550 shares), for total proceeds less issuance costs of $99.8 million and $32.5 million.
The Series A Preferred Stock converted into 8,554,948 common shares on May 19, 2015 at a price of $11.69 per share. The Series B Preferred Stock converted into 3,366,973 common shares on December 28, 2016 at a price of $9.67 per share at the option of the holder. The Series B Preferred Stock was convertible into common stock at any time at the option of the holder on or after May 3, 2017 (the "Optional Conversion Date") and prior to November 3, 2018 and would have been mandatorily convertible into common stock on November 3, 2018. Due to the early conversion, Kennedy Wilson agreed to pay the holders an aggregate

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

of $0.7 million, which represents dividends that would have accrued on all outstanding Series B preferred stock through the Optional Conversion Date.

Dividend Distributions
Kennedy Wilson declared and paid the following cash dividends on its common and preferred stock:

(Dollars in millions)	Year Ended December 31, 2017		Year Ended December 31, 2016
	Declared	Paid	Declared	Paid
Preferred Stock
Series B(1)	—	—	2.8	2.8
Total Preferred Stock	—	—	2.8	2.8
Common Stock	87.4	59.2	63.9	62.0
Total(2)	$87.4	$59.2	$66.7	$64.8
(1) The decrease in Series B dividends during the current year is due to the early conversion of the Series B preferred stock during the fourth quarter of 2016. See discussion above.
(2) The difference between declared and paid is the amount accrued on the consolidated balance sheets.
Accumulated Other Comprehensive Income
The following table summarizes the changes in each component of accumulated other comprehensive income (loss) ("AOCI"), net of taxes:

(Dollars in millions)	Foreign Currency Translation	Foreign Currency Derivative Contracts	Marketable Securities	Total Accumulated Other Comprehensive Income

Balance at December 31, 2016	$(98.6)	$27.5	$(0.1)	$(71.2)
Unrealized gains (losses), arising during the period	212.4	(76.2)	0.3	136.5
Amounts reclassified out of AOCI during the period	3.1	(1.1)	—	2.0
Taxes on unrealized (losses) gains, arising during the period	(57.1)	7.9	(0.1)	(49.3)
Noncontrolling interest	(106.4)	19.7	—	(86.7)
Balance (of Kennedy Wilson's share) at December 31, 2017	$(46.6)	$(22.2)	$0.1	$(68.7)
The local currencies for our interests in foreign operations include the euro and the British pound sterling. The related amounts on our balance sheets are translated into U.S. dollars at the exchange rates at the respective financial statement date, while amounts on our statements of operations are translated at the average exchange rates during the respective period. The increase in the unrealized gains on foreign currency translation is a result of the strengthening of the euro and British pound sterling against the U.S. dollar during the year ended December 31, 2017.
In order to manage currency fluctuations, Kennedy Wilson entered into currency derivative contracts to manage its exposure to currency fluctuations between its functional currency (U.S. dollar) and the functional currency (Euro and GBP) of certain of its wholly-owned and consolidated subsidiaries. See note 6 for a more detailed discussion of Kennedy Wilson's currency derivative contracts.
As discussed throughout this report, we are required under U.S. GAAP to consolidate certain non-wholly owned subsidiaries or investments that we control.  As such, our financial statements reflect currency translation adjustments and related hedging activities on a gross basis. In many instances, these fluctuations are not reflective of the actual foreign currency exposure of the underlying consolidated subsidiary. The impact of this nuance will decrease going forward due to the KWE Transaction.
Noncontrolling Interests
Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries, and are presented separately on Kennedy Wilson's balance sheet. As of December 31, 2017 and 2016 the Company has noncontrolling interest of $211.9 million and $1.3 billion, respectively. The decrease in noncontrolling interests during 2017 is due to the KWE Acquisition. Additionally, the balance also decreased due to distributions to noncontrolling interests of $106.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

million. The Company also allocated $37.5 million of income, $86.7 million of other comprehensive losses and received contributions of $47.4 million to noncontrolling interest holders.

NOTE 16—EARNINGS PER SHARE
In accordance with FASB ASC Topic 260-10-45 Earnings Per Share, the Company uses the two-class method to calculate earnings per share. Basic earnings per share is calculated based on dividends declared (“distributed earnings”) and the rights of common shares and participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends declared during the period. Participating securities, which include unvested restricted stock, are included in the computation of earnings per share pursuant to the two-class method. The undistributed earnings are allocated to all outstanding common shares and participating securities based on the relative percentage of each security to the total number of outstanding securities. Basic earnings per common share and participating securities represent the summation of the distributed and undistributed earnings per common share and participating security divided by the total weighted average number of common shares outstanding and the total weighted average number of participating securities outstanding during the respective periods. We only present the earnings per share attributable to the common shareholders.
Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the years ended December 31, 2017, 2016 and 2015:
The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
(Dollars in millions, except share amounts and per share data)	2017	2016	2015
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$100.5	$2.8	$71.1
Net income and dividends allocated to participating securities	(1.1)	(1.7)	(2.9)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	99.4	1.1	68.2
Dividends declared on common shares	(86.5)	(62.3)	(51.1)
Undistributed earnings (losses) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$12.9	$(61.2)	$17.1

Distributed earnings per share	$0.70	$0.56	$0.48
Undistributed earnings (losses) per share	0.13	(0.55)	0.18
Income per basic	0.83	0.01	0.66

Income per diluted	$0.83	$0.01	$0.66

Weighted-average shares outstanding for basic	119,147,192	109,094,530	103,261,513
Weighted average shares outstanding for diluted	119,147,192	109,094,530	109,553,728
Dividends declared per common share	$0.70	$0.56	$0.48
There was a total of 1,080,092 potentially dilutive securities during the year ended December 31, 2017 that have not been included in the diluted weighted average shares as they are anti-dilutive. During December 31, 2016, 3,259,345 potentially dilutive securities were not included in the diluted weighted average shares as they were anti-dilutive. During December 31, 2015, 6,292,215 potentially dilutive securities were all dilutive to earnings per share. Potentially anti-dilutive securities include preferred stock and unvested restricted stock grants.

NOTE 17—SEGMENT INFORMATION
Kennedy Wilson is a global real estate investment company. The Company owns, operates, and invests in real estate both on its own and through our investment management platform. To complement its investment business, the Company also provides real estate services primarily to financial services clients.
Kennedy Wilson’s segment disclosure with respect to the determination of segment profit or loss and segment assets is based on these two core segments: KW Investments and KW Investment Management and Real Estate Services (IMRES). KW

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

Investments invests in multifamily, office, retail, industrial and residential properties as well as loans secured by real estate. IMRES provides a full array of real estate-related services to investors and lenders, with a strong focus on financial institution-based clients. Kennedy Wilson’s segment disclosure with respect to the determination of segment profit or loss and segment assets is based on these services and investments.
Substantially all of the revenue—related party was generated via inter-segment activity for the years ended December 31, 2017, 2016 and 2015. Generally, this revenue consists of fees earned on investments in which Kennedy Wilson also has an ownership interest. The amounts representing investments with related parties and non-affiliates are included in the investment segment. The fees earned from related parties are included in the IMRES segment.
KW Investments
We invest our capital in real estate assets and loans secured by real estate either on our own or through our investment management platform. When we have partners, we are typically the general partner in the arrangement with a promoted interest in the profits of our investments beyond our ownership percentage. The Company has an average ownership interest across all investments of approximately 62% as of December 31, 2017. Our equity partners include public shareholders, financial institutions, foundations, endowments, high net worth individuals and other institutional investors. See the "Business Segments" section in Item 1 for a more detailed discussion of the different components of the KW Investments segment.
KW Investment Management and Real Estate Services (IMRES)
IMRES encompasses the Company fee generating businesses which includes both the Company's investment management platform as well as the Company's third-party services business. The Company's clients include financial institutions, institutional investors, insurance companies, developers, builders, government agencies and prior to the KWE Transaction shareholders of KWE. IMRES has five main lines of business: investment management, property services, research, brokerage, and auction and conventional sales. These five business lines generate revenue for us through fees and commissions. See the "Business Segments" section in Item 1 for a more detailed discussion of the different components of the IMRES segment.
The Company manages approximately 53.1 million square feet of properties for the Company and its investment partners (including KWE) in the United States, Europe, and Asia, which includes assets we have ownership interests in and third party owned assets. With 25 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain and Japan, we have the capabilities and resources to provide property services to real estate owners as well as the experience, as a real estate investor, to understand client concerns. The managers of IMRES have an extensive track record in their respective lines of business and in the real estate community as a whole. Their knowledge and relationships are an excellent driver of businesses through the services business as well as on the investment front.
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

The following tables summarize the income and expense activity by segment for the years ended December 31, 2017, 2016 and 2015 and total assets as of December 31, 2017 and 2016.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Investments
Rental	$504.7	$485.9	$404.8
Hotel	127.5	116.2	106.4
Sale of real estate	111.5	29.3	3.7
Loans and other income	15.2	12.6	19.5
Total revenue	758.9	644.0	534.4
Depreciation and amortization	(212.2)	(198.2)	(166.3)
Operating Expenses	(433.8)	(345.2)	(283.3)
Income from unconsolidated investments	66.4	122.8	93.6
Operating Income	179.3	223.4	178.4
Gain on sale of real estate	226.7	130.7	72.4
Acquisition-related gains	—	16.2	108.1
Acquisition-related expenses	(4.4)	(9.5)	(37.3)
Interest expense	(145.6)	(137.4)	(108.8)
Other	(5.1)	(1.2)	(2.5)
Income before benefit from income taxes	250.9	222.2	210.3
(Provision for) benefit from income taxes	(4.8)	5.0	(23.4)
Net income	246.1	227.2	186.9
Net (income) loss attributable to the non-controlling interests	(37.5)	(70.9)	15.3
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$208.6	$156.3	$202.2

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Investment Management and Real Estate Services
Investment management, property services, and research fees (includes $20.8, $28.9, and $37.8 million of related party fees, respectively)	$51.7	$59.4	$69.3
Total revenue	51.7	59.4	69.3
Depreciation and amortization	(0.3)	—	—
Operating expenses	(54.3)	(54.9)	(69.7)
Income from unconsolidated investments	2.6	3.8	3.8
Net Income	(0.3)	8.3	3.4
Net loss attributable to the noncontrolling interests	—	—	0.4
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(0.3)	$8.3	$3.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Corporate
Operating expenses	$(70.2)	$(93.6)	$(53.4)
Operating loss	(70.2)	(93.6)	(53.4)
Interest expense	(72.1)	(54.2)	(47.9)
Other	13.4	7.8	—
Loss before benefit from (provision for) income taxes	(128.9)	(140.0)	(101.3)
Benefit from (provision for) income taxes	21.1	(19.0)	(30.0)
Net loss	(107.8)	(159.0)	(131.3)
Preferred dividends and accretion of preferred stock issuance costs	—	(2.8)	(3.6)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(107.8)	$(161.8)	$(134.9)

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Consolidated
Rental	$504.7	$485.9	$404.8
Hotel	127.5	116.2	106.4
Sale of real estate	111.5	29.3	3.7
Investment management, property services, and research fees (includes $20.8, $28.9, and $37.8 million of related party fees, respectively)	51.7	59.4	69.3
Loans purchases, loan originations, and other	15.2	12.6	19.5
Total revenue	810.6	703.4	603.7
Operating expenses	558.3	493.7	406.4
Depreciation and amortization	212.5	198.2	166.3
Total operating expenses	770.8	691.9	572.7
Income from unconsolidated investments	69.0	126.6	97.4
Operating income	108.8	138.1	128.4
Gain on sale of real estate	226.7	130.7	72.4
Acquisition-related gains	—	16.2	108.1
Acquisition-related expenses	(4.4)	(9.5)	(37.3)
Interest expense	(217.7)	(191.6)	(156.7)
Other	8.3	6.6	(2.5)
Income before benefit from (provision for) income taxes	121.7	90.5	112.4
Benefit from (provision for) income taxes	16.3	(14.0)	(53.4)
Net income	138.0	76.5	59.0
Net (income) loss attributable to the noncontrolling interests	(37.5)	(70.9)	15.7
Preferred dividends and accretion of preferred stock issuance costs	—	(2.8)	(3.6)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$100.5	$2.8	$71.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

	December 31,
(Dollars in millions)	2017	2016
Assets
Investments	$7,563.7	$7,375.5
Services	70.5	78.1
Corporate	90.6	203.0
Total assets	$7,724.8	$7,656.6

	December 31,
(Dollars in millions)	2017	2016	2015
Expenditures for long lived assets
Investments	$(814.3)	$(949.6)	$(1,927.6)
Geographic Information:
The revenue shown in the table below is allocated based upon the country in which services are performed.

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
United States	$316.3	$304.1	$229.3
Europe	493.3	397.2	361.1
Japan	1.0	2.1	13.3
Total revenue	$810.6	$703.4	$603.7

NOTE 18—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information includes:
(1) Condensed consolidating balance sheets as of December 31, 2017 and 2016, respectively; consolidating statements of operations and comprehensive (loss) income for the years ended December 31, 2017, 2016 and 2015, respectively; and condensed consolidating statements of cash flows for the years ended December 31, 2017, 2016 and 2015, respectively, of (a) Kennedy-Wilson Holdings, Inc. on an unconsolidated basis as the parent (and guarantor), (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent guarantor, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries
Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of December 31, 2017 or 2016 and for the years ended December 31, 2017, 2016 or 2015.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2017 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$33.4	$54.9	$263.0	$—	$351.3
Accounts receivable	—	0.9	10.1	51.7	—	62.7
Loan purchases and originations	—	—	5.8	78.9	—	84.7
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,750.0	4,693.7	—	6,443.7
Unconsolidated investments	—	20.2	298.3	167.9	—	486.4
Investments in and advances to consolidated subsidiaries	1,394.5	2,642.1	1,629.4	—	(5,666.0)	—
Other assets	—	—	73.1	222.9	—	296.0
Total assets	$1,394.5	$2,696.6	$3,821.6	$5,478.1	$(5,666.0)	$7,724.8

Liabilities
Accounts Payable	—	0.8	2.5	16.2	—	19.5
Accrued expenses and other liabilities	28.9	121.9	39.7	275.4		465.9
Mortgage debt	—	—	1,137.3	2,019.3		3,156.6
KW unsecured debt	—	1,179.4	—	—	—	1,179.4
KWE unsecured bonds	—	—	—	1,325.9	—	1,325.9
Total liabilities	28.9	1,302.1	1,179.5	3,636.8	—	6,147.3

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,365.6	1,394.5	2,642.1	1,629.4	(5,666.0)	1,365.6
Noncontrolling interests	—	—	—	211.9	—	211.9
Total equity	1,365.6	1,394.5	2,642.1	1,841.3	(5,666.0)	1,577.5
Total liabilities and equity	$1,394.5	$2,696.6	$3,821.6	$5,478.1	$(5,666.0)	$7,724.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2016 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$106.0	$45.4	$734.3	$—	$885.7
Accounts receivable	—	—	10.2	33.8	—	44.0
Loan purchases and originations	—	0.3	12.1	75.3	—	87.7
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,482.5	4,331.7	—	5,814.2
Unconsolidated investments	—	18.8	380.0	156.8	—	555.6
Investments in and advances to consolidated subsidiaries	1,063.8	2,073.1	1,171.7	—	(4,308.6)	—
Other assets	—	0.2	66.9	202.3	—	269.4
Total assets	$1,063.8	$2,198.4	$3,168.8	$5,534.2	$(4,308.6)	$7,656.6

Liabilities
Accounts Payable	$—	$0.5	$1.6	$9.1	$—	$11.2
Accrued expenses and other liabilities	15.8	200.0	157.2	39.1	—	412.1
Mortgage debt	—	—	936.8	1,833.6	—	2,770.4
KW unsecured debt	—	934.1	—	—	—	934.1
KWE unsecured bonds	—	—	—	1,185.7	—	1,185.7
Total liabilities	15.8	1,134.6	1,095.6	3,067.5	—	5,313.5

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,048.0	1,063.8	2,073.2	1,171.6	(4,308.6)	1,048.0
Noncontrolling interests	—	—	—	1,295.1	—	1,295.1
Total equity	1,048.0	1,063.8	2,073.2	2,466.7	(4,308.6)	2,343.1
Total liabilities and equity	$1,063.8	$2,198.4	$3,168.8	$5,534.2	$(4,308.6)	$7,656.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2017 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$143.9	$360.8	$—	$504.7
Hotel	—	—	—	127.5	—	127.5
Sale of real estate	—	—	2.3	109.2	—	111.5
Investment management, property services, and research fees	—	—	43.4	8.3	—	51.7
Loan purchases, loan originations, and other	—	—	0.5	14.7	—	15.2
Total revenue	—	—	190.1	620.5	—	810.6
Operating expenses
Rental operating	—	—	54.7	96.5	—	151.2
Hotel operating	—	—	—	100.3	—	100.3
Cost of real estate sold	—	—	1.8	78.4	—	80.2
Commission and marketing	—	—	7.0	0.2	—	7.2
Compensation and related	38.4	78.3	52.8	7.7	—	177.2
General and administrative	—	14.0	17.6	10.6	—	42.2
Depreciation and amortization	—	1.4	50.1	161.0	—	212.5
Total operating expenses	38.4	93.7	184.0	454.7	—	770.8
Income from unconsolidated investments	—	3.7	33.0	32.3	—	69.0
Income from consolidated subsidiaries	176.4	307.5	256.2	—	(740.1)	—
Operating income	138.0	217.5	295.3	198.1	(740.1)	108.8
Non-operating income (expense)
Gain on sale of real estate	—	—	46.6	180.1	—	226.7
Acquisition-related gains	—	—	—	—	—	—
Acquisition-related expenses	—	—	(1.3)	(3.1)	—	(4.4)
Interest expense	—	(72.1)	(38.0)	(107.6)	—	(217.7)
Other income	—	9.9	1.6	(3.2)	—	8.3
Income before provision from income taxes	138.0	155.3	304.2	264.3	(740.1)	121.7
Benefit from (provision for) income taxes	—	21.1	3.3	(8.1)	—	16.3
Net income	138.0	176.4	307.5	256.2	(740.1)	138.0
Net loss attributable to the noncontrolling interests	—	—	—	(37.5)	—	(37.5)
Net income attributable to Kennedy-Wilson Holdings, Inc.	138.0	176.4	307.5	218.7	(740.1)	100.5
Preferred dividends and accretion of preferred stock issuance costs	—	—	—	—	—	—
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$138.0	$176.4	$307.5	$218.7	$(740.1)	$100.5

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2016 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$114.0	$371.9	$—	$485.9
Hotel	—	—	—	116.2	—	116.2
Sale of real estate	—	—	12.2	17.1	—	29.3
Investment management, property services, and research fees	—	—	53.7	5.7	—	59.4
Loan purchases, loan originations, and other	—	0.1	1.1	11.4	—	12.6
Total revenue	—	0.1	181.0	522.3	—	703.4
Operating expenses
Rental operating	—	—	48.7	86.7	—	135.4
Hotel operating	—	—	—	96.3	—	96.3
Cost of real estate sold	—	—	9.6	12.5	—	22.1
Commission and marketing	—	—	7.3	0.7	—	8.0
Compensation and related	65.1	66.4	47.5	7.5	—	186.5
General and administrative	—	15.9	16.3	13.2	—	45.4
Depreciation and amortization	—	1.3	39.5	157.4	—	198.2
Total operating expenses	65.1	83.6	168.9	374.3	—	691.9
Income from unconsolidated investments	—	5.6	64.0	57.0	—	126.6
Income from consolidated subsidiaries	141.6	285.1	204.9	—	(631.6)	—
Operating income	76.5	207.2	281.0	205.0	(631.6)	138.1
Non-operating income (expense)
Gain on sale of real estate	—	—	19.6	111.1	—	130.7
Acquisition-related gains	—	—	7.6	8.6	—	16.2
Acquisition-related expenses	—	—	(2.3)	(7.2)	—	(9.5)
Interest expense	—	(54.2)	(25.4)	(112.0)	—	(191.6)
Other income (loss)	—	7.7	(2.7)	1.6	—	6.6
Income before benefit from income taxes	76.5	160.7	277.8	207.1	(631.6)	90.5
Provision for income taxes	—	(19.1)	7.3	(2.2)	—	(14.0)
Net income	76.5	141.6	285.1	204.9	(631.6)	76.5
Net income attributable to the noncontrolling interests	—	—	—	(70.9)	—	(70.9)
Net income attributable to Kennedy-Wilson Holdings, Inc.	76.5	141.6	285.1	134.0	(631.6)	5.6
Preferred dividends and accretion of preferred stock issuance costs	(2.8)	—	—	—	—	(2.8)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$73.7	$141.6	$285.1	$134.0	$(631.6)	$2.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2015 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	—	—	65.4	339.4	—	404.8
Hotel	—	—	—	106.4	—	106.4
Sale of real estate	—	—	—	3.7	—	3.7
Investment management, property services, and research fees	—	—	66.1	3.2	—	69.3
Loan purchases, loan originations, and other	—	0.1	1.2	18.2	—	19.5
Total revenue	—	0.1	132.7	470.9	—	603.7
Operating expenses
Rental operating	—	—	25.3	82.7	—	108.0
Hotel operating	—	—	—	89.9	—	89.9
Cost of real estate sold	—	—	—	2.6	—	2.6
Commission and marketing	—	1.6	4.6	1.1	—	7.3
Compensation and related	30.8	50.1	65.4	8.5	—	154.8
General and administrative	—	15.0	16.7	12.1	—	43.8
Depreciation and amortization	—	0.8	20.8	144.7	—	166.3
Total operating expenses	30.8	67.5	132.8	341.6	—	572.7
Income from unconsolidated investments	—	0.4	79.3	17.7	—	97.4
Income from consolidated subsidiaries	89.8	220.1	95.9	—	(405.8)	—
Operating income	59.0	153.1	175.1	147.0	(405.8)	128.4
Non-operating income (expense)
Gain on sale of real estate	—	—	0.1	72.3	—	72.4
Acquisition-related gains	—	—	70.0	38.1	—	108.1
Acquisition-related expenses	—	(0.8)	(0.7)	(35.8)	—	(37.3)
Interest expense	—	(47.9)	(15.8)	(93.0)	—	(156.7)
Other income (loss)	—	1.0	(1.7)	(1.8)	—	(2.5)
Income before provision for income taxes	59.0	105.4	227.0	126.8	(405.8)	112.4
Provision for income taxes	—	(15.6)	(6.9)	(30.9)	—	(53.4)
Net income	59.0	89.8	220.1	95.9	(405.8)	59.0
Net income attributable to the noncontrolling interests	—	—	—	15.7	—	15.7
Net income attributable to Kennedy-Wilson Holdings, Inc.	59.0	89.8	220.1	111.6	(405.8)	74.7
Preferred dividends and accretion of preferred stock issuance costs	(3.6)	—	—	—	—	(3.6)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$55.4	$89.8	$220.1	$111.6	$(405.8)	$71.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2017 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income (loss)	$138.0	$176.4	$307.5	$256.2	$(740.1)	$138.0

Other comprehensive income (loss), net of tax:
Unrealized gain on marketable securities	0.2	0.2	—	—	(0.2)	0.2
Unrealized foreign currency translation gain	155.3	155.3	30.6	458.7	(644.6)	155.3
Amounts reclassified from accumulated other comprehensive income	2.0	2.0	—	2.0	(4.0)	2.0
Unrealized forward contract forward currency loss	(68.3)	(68.3)	(21.9)	(46.4)	136.6	(68.3)
Total other comprehensive income for the period	$89.2	$89.2	$8.7	$414.3	$(512.2)	$89.2

Comprehensive income	227.2	265.6	316.2	670.5	(1,252.3)	227.2
Comprehensive income attributable to noncontrolling interests	—	—	—	(124.2)	—	(124.2)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$227.2	$265.6	$316.2	$546.3	$(1,252.3)	$103.0

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2016 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income (loss)	$76.5	$141.6	$285.1	$204.9	$(631.6)	$76.5

Other comprehensive income (loss), net of tax:
Unrealized gain on marketable securities	0.1	0.1	—	—	(0.1)	0.1
Unrealized foreign currency translation loss	(164.1)	(164.1)	(23.1)	(161.9)	349.1	(164.1)
Amounts reclassified from accumulated other comprehensive income	3.4	3.4	—	3.4	(6.8)	3.4
Unrealized forward contract forward currency (loss) gain	(100.1)	(100.1)	21.3	(121.4)	200.2	(100.1)
Total other comprehensive (loss) income for the period	(260.7)	(260.7)	(1.8)	(279.9)	542.4	(260.7)

Comprehensive income (loss)	$(184.2)	$(119.1)	$283.3	$(75.0)	$(89.2)	$(184.2)
Comprehensive loss attributable to noncontrolling interests	—	—	—	166.3	—	166.3
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$(184.2)	$(119.1)	$283.3	$91.3	$(89.2)	$(17.9)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2015 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income (loss)	$59.0	$89.8	$220.1	$95.9	$(405.8)	$59.0

Other comprehensive loss, net of tax:
Unrealized gain on marketable securities	0.1	0.1	—	—	(0.1)	0.1
Unrealized foreign currency translation gain (loss)	(138.3)	(138.3)	(13.6)	(29.6)	181.5	(138.3)
Amounts reclassified from accumulated other comprehensive income	9.7	9.7	(0.6)	10.3	(19.4)	9.7
Unrealized forward contract forward currency gain (loss)	6.3	6.3	11.5	(5.2)	(12.6)	6.3
Total other comprehensive loss for the period	(122.2)	(122.2)	(2.7)	(24.5)	149.4	(122.2)

Comprehensive (loss) income	$(63.2)	$(32.4)	$217.4	$71.4	$(256.4)	$(63.2)
Comprehensive loss attributable to noncontrolling interests	—	—	—	118.4	—	118.4
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$(63.2)	$(32.4)	$217.4	$189.8	$(256.4)	$55.2

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2017 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash provided by operating activities	$(15.3)	$(182.8)	$(51.4)	$322.5	$73.0
Cash flows from investing activities:
Collections of loans	—	—	6.4	10.5	16.9
Net proceeds from sale of real estate	—	—	130.8	528.3	659.1
Purchases of and additions to real estate	—	—	(422.5)	(391.8)	(814.3)
Investment in marketable securities	—	—	(0.8)	—	(0.8)
Proceeds from sale of marketable securities	—	—	1.1	—	1.1
Investing distributions from unconsolidated investments	—	—	95.2	38.2	133.4
Contributions to unconsolidated investments	—	—	(49.8)	(30.1)	(79.9)
Proceeds from settlement of foreign currency derivative contracts	—	(2.8)	—	—	(2.8)
Purchases of foreign currency derivative contracts	—	(0.4)	—	—	(0.4)
Additions to development project asset	—	—	—	(19.4)	(19.4)
Proceeds from development project asset	—	—	—	36.9	36.9
(Investments in) distributions from consolidated subsidiaries, net	198.0	(126.2)	166.3	(238.1)	—
Net cash (used in) provided by investing activities	198.0	(129.4)	(73.3)	(65.5)	(70.2)
Cash flow from financing activities:
Repayment of senior notes payable	—	(55.0)	—	—	(55.0)
Costs associated with KWE Transaction	(55.8)	—	—	—	(55.8)
Borrowings under lines of credit	—	800.0	—	—	800.0
Repayment of lines of credit	—	(500.0)	—	—	(500.0)
Borrowings under investment debt	—	—	239.5	608.8	848.3
Repayment of investment debt	—	—	(103.4)	(581.3)	(684.7)
Debt issue costs	—	(5.4)	(1.9)	(2.2)	(9.5)
Repurchase of common stock	(67.7)	—	—	—	(67.7)
Cash paid to acquire noncontrolling interest in KWE	—	—	—	(719.8)	(719.8)
Dividends paid	(59.2)	—	—	—	(59.2)
Acquisitions of noncontrolling interests	—	—	—	(3.3)	(3.3)
Contributions from noncontrolling interests	—	—	—	47.4	47.4
Distributions to noncontrolling interests	—	—	—	(106.0)	(106.0)
Net cash provided by (used in) financing activities	(182.7)	239.6	134.2	(756.4)	(565.3)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	28.1	28.1
Net change in cash and cash equivalents	—	(72.6)	9.5	(471.3)	(534.4)
Cash and cash equivalents, beginning of year	—	106.0	45.4	734.3	885.7
Cash and cash equivalents, end of year	$—	$33.4	$54.9	$263.0	$351.3

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2016 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities:	$(0.2)	$(207.9)	$102.2	$208.8	$102.9
Cash flows from investing activities:
Additions to loans	—	(11.6)	(4.5)	—	(16.1)
Collections of loans	—	6.6	4.9	135.4	146.9
Net proceeds from sale of real estate	—	—	109.2	430.9	540.1
Purchases of and additions to real estate	—	—	(404.2)	(545.4)	(949.6)
Investment in marketable securities	—	—	(3.2)	—	(3.2)
Investing distributions from unconsolidated investments	—		54.5	35.1	89.6
Contributions to unconsolidated investments	—	(1.0)	(104.4)	(19.5)	(124.9)
Proceeds from settlement of foreign currency derivative contracts	—	38.6	—	—	38.6
Purchases of foreign currency derivative contracts	—	(8.1)	—	—	(8.1)
(Investments in) distributions from consolidated subsidiaries, net	129.8	(36.9)	(95.4)	2.5	—
Net cash (used in) provided by investing activities	129.8	(12.4)	(443.1)	39.0	(286.7)
Cash flow from financing activities:
Borrowings under senior notes payable	—	250.0	—	—	250.0
Borrowings under lines of credit	—	125.0	—	—	125.0
Repayment of lines of credit	—	(125.0)	—	—	(125.0)
Borrowings under investment debt	—	—	530.9	658.8	1,189.7
Repayment of investment debt	—	—	(179.5)	(428.6)	(608.1)
Debt issue costs	—	(3.9)	(2.1)	(4.8)	(10.8)
Repurchase of common stock	(64.8)	—	—	—	(64.8)
Dividends paid	(64.8)	—	—	—	(64.8)
Acquisitions of noncontrolling interests	—	—	—	(196.9)	(196.9)
Contributions from noncontrolling interests	—	—	—	42.1	42.1
Distributions from noncontrolling interests	—	—	—	(116.6)	(116.6)
Net cash provided by financing activities	(129.6)	246.1	349.3	(46.0)	419.8
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(81.9)	(81.9)
Net change in cash and cash equivalents	—	25.8	8.4	119.9	154.1
Cash and cash equivalents, beginning of year	—	80.2	37.0	614.4	731.6
Cash and cash equivalents, end of year	$—	$106.0	$45.4	$734.3	$885.7

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2015 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash provided by (used in) operating activities:	$5.3	$67.4	$105.4	$0.1	$178.2
Cash flows from investing activities:
Additions to loans	—	(41.0)	—	(194.8)	(235.8)
Settlements of loans	—	—	8.8	19.0	27.8
Net proceeds from sale of real estate	—	—	—	622.6	622.6
Purchases of and additions to real estate	—	—	(220.3)	(1,707.3)	(1,927.6)
Nonrefundable escrow deposits	—	—	—	(3.8)	(3.8)
Investment in marketable securities	—	—	(5.0)	—	(5.0)
Proceeds from sale of marketable securities	—	—	6.2	—	6.2
Distributions from unconsolidated investments	—	—	83.1	96.9	180.0
Contributions to unconsolidated investments	—	(2.9)	(81.5)	(99.9)	(184.3)
Proceeds from settlement of foreign currency derivative contracts	—	23.4	—	18.1	41.5
Purchases of foreign currency derivative contracts	—	(3.6)	—	(1.6)	(5.2)
(Investments in) distributions from consolidated subsidiaries, net	(157.1)	128.4	(40.0)	68.7	—
Net cash (used in) provided by investing activities	(157.1)	104.3	(248.7)	(1,182.1)	(1,483.6)
Cash flow from financing activities:
Borrowings under lines of credit	—	95.0	—	—	95.0
Repayment of lines of credit	—	(220.0)	—	—	(220.0)
Borrowings under investment debt	—	—	168.1	1,919.8	2,087.9
Repayment of investment debt	—	—	(7.4)	(673.7)	(681.1)
Debt issuance costs	—	(4.7)	(1.4)	(15.6)	(21.7)
Issuance of common stock	215.0	—	—	—	215.0
Repurchase of common stock	(11.4)	—	—	—	(11.4)
Dividends paid	(51.8)	—	—	—	(51.8)
Acquisitions of noncontrolling interests	—	—	—	(68.4)	(68.4)
Contributions from noncontrolling interests	—	—	—	14.5	14.5
Distributions from noncontrolling interests	—	—	—	(239.2)	(239.2)
Net cash provided by (used in) financing activities	151.8	(129.7)	159.3	937.4	1,118.8
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(19.5)	(19.5)
Net change in cash and cash equivalents	—	42.0	16.0	(264.1)	(206.1)
Cash and cash equivalents, beginning of year	—	38.2	21.0	878.5	937.7
Cash and cash equivalents, end of year	$—	$80.2	$37.0	$614.4	$731.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

NOTE 19—UNAUDITED QUARTERLY INFORMATION

(Dollars in millions, except earnings per share amounts)
Year ended December 31, 2017	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$181.5	$277.2	$177.8	$174.2
Operating expenses	206.0	231.2	178.3	155.4
Income from unconsolidated investments	20.2	12.9	13.4	22.6
Operating (loss) income	(4.3)	58.9	12.9	41.4
Non-operating (expenses) income	92.5	(52.8)	17.7	(44.4)
Income (loss) before provision for income taxes	88.2	6.1	30.6	(3.0)
(Provision for) benefit from income taxes	17.2	3.7	(8.8)	4.2
Net income (loss)	105.4	9.8	21.8	1.2
Net (income) loss attributable to noncontrolling interests	(6.2)	(18.7)	(12.4)	(0.2)
Preferred stock dividends and accretion of issuance costs	—	—	—	—
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$99.2	$(8.9)	$9.4	$1.0
Basic (loss) earnings per share	$0.69	$(0.08)	$0.08	$—
Diluted (loss) earnings per share	$0.69	$(0.08)	$0.08	$—

(Dollars in millions, except earnings per share amounts)
Year ended December 31, 2016	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$180.4	$174.3	$176.5	$172.2
Operating expenses	194.3	166.1	168.6	162.9
Income from unconsolidated investments	67.3	31.7	8.4	19.2
Operating income (loss)	53.4	39.9	16.3	28.5
Non-operating (expenses) income	3.7	(21.3)	(22.4)	(7.6)
Income (loss) before provision for income taxes	57.1	18.6	(6.1)	20.9
(Provision for) benefit from income taxes	(11.9)	(5.5)	3.9	(0.5)
Net income (loss)	45.2	13.1	(2.2)	20.4
Net (income) loss attributable to noncontrolling interests	(29.6)	(15.1)	1.1	(27.3)
Preferred stock dividends and accretion of issuance costs	(1.2)	(0.5)	(0.5)	(0.6)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$14.4	$(2.5)	$(1.6)	$(7.5)
Basic (loss) earnings per share	$0.13	$(0.03)	$(0.02)	$(0.07)
Diluted (loss) earnings per share	$0.13	$(0.03)	$(0.02)	$(0.07)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2017, 2016 and 2015

NOTE 20—SUBSEQUENT EVENTS
During the first quarter, the Company drew an additional $75.0 million on the A&R Facility. There is $375.0 million outstanding with $325.0 million available to be drawn.
The Company evaluated subsequent events through the date these financial statements were issued. The Company concluded that no other subsequent events have occurred that would require disclosure in the consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2017

(Dollars in millions)			Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Balance at December 31, 2017(1)
Description	Region	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total(2)	Accumulated Depreciation	Depreciable Life in Years	Date of Construction	Date Acquired(3)
Commercial
Office	Southern California	$34.2	$11.2	$18.5	$34.6	$11.5	$54.1	$65.6	$(3.3)	39 yrs	1955/1981/1982	2013
Retail	Mountain States	3.6	1.3	4.2	0.4	1.3	4.6	5.9	(0.5)	39 yrs	1981	2013
Retail	Mountain States	5.3	2.1	2.9	0.9	1.8	3.8	5.6	(0.4)	39 yrs	1958/1974-1976/1985/1989/2006	2013
Retail	Mountain States	11.2	5.1	7.8	1.1	5.1	8.9	14.0	(0.9)	39 yrs	1989	2013
Retail	Mountain States	7.4	3.5	7.4	1.3	3.5	8.7	12.2	(0.9)	39 yrs	1980/1983	2013
Retail	Northern California	6.9	2.7	6.7	1.1	2.7	7.8	10.5	(0.7)	39 yrs	1975	2013
Retail	Southern California	24.5	9.1	14.0	9.4	9.1	23.4	32.5	(1.6)	39 yrs	1985	2014
Retail	Mountain States	7.2	2.3	5.4	1.5	2.3	6.8	9.1	(0.7)	39 yrs	1979/1980	2014
Commercial portfolio	United Kingdom	—	47.5	121.2	20.1	38.8	118.5	157.3	(10.4)	39 yrs	Various	2014
Commercial portfolio	United Kingdom	171.8	88.9	328.9	11.5	72.3	274.7	347.0	(25.4)	39 yrs	Various	2014
Office	Ireland	—	2.1	8.8	4.1	1.5	13.9	15.4	(2.1)	39 yrs		2014
Office	Ireland	—	13.9	21.9	0.3	12.2	71.5	83.7	(3.2)	39 yrs	1973/2016	2014
Office	Ireland	84.5	8.2	102.6	—	7.2	90.4	97.6	(7.9)	39 yrs	2003	2014
Office	Ireland	57.6	5.0	63.0	0.5	4.4	56.1	60.5	(5.0)	39 yrs	1999/2006	2014
Retail	Ireland	104.4	59.8	83.1	12.4	52.7	86.0	138.7	(6.7)	39 yrs	1966/2005	2014
Office	Ireland	82.3	20.4	73.8	0.2	18.0	65.2	83.2	(5.7)	39 yrs	1980	2014
Office	United Kingdom	—	85.3	232.0	16.2	72.6	213.8	286.4	(17.8)	39 yrs	2003	2014
Office	Ireland	87.6	48.6	131.1	0.4	7.7	114.6	122.3	(10.8)	39 yrs	2009	2014
Retail	United Kingdom	71.8	6.2	109.5	5.6	5.1	94.8	99.9	(8.5)	39 yrs	2010	2014
Retail	Mountain States	12.8	5.7	12.7	0.7	5.7	13.4	19.1	(1.0)	39 yrs	1979/1980	2015
Office	Southern California	49.5	37.8	60.6	5.6	37.8	66.1	103.9	(5.0)	39 yrs	1982	2015
Office	Southern California	30.0	11.6	36.5	3.2	11.6	39.7	51.3	(2.9)	39 yrs	1968	2015
Retail	Mountain States	5.0	1.6	6.0	—	1.6	6.0	7.6	(0.4)	39 yrs	1979/2002	2015
Office	Southern California	34.9	20.7	47.9	25.0	20.7	52.7	73.4	(3.1)	39 yrs	1982	2015
Commercial portfolio	United Kingdom	339.7	207.3	316.6	4.6	184.7	277.0	461.7	(19.8)	39 yrs	Various	2015
Office portfolio	United Kingdom	—	95.8	167.4	8.1	83.2	142.6	225.8	(8.3)	39 yrs	Various	2015
Retail portfolio	Spain	51.6	21.5	60.1	—	23.4	65.5	88.9	(3.8)	39 yrs	Various	2015

Retail	Spain	43.9	27.1	46.2	11.0	31.8	65.3	97.1	(2.7)	39 yrs	1995	2015
Office	Ireland	—	0.7	6.8	—	0.7	7.2	7.9	(0.3)	39 yrs	1998	2015
Office portfolio	Ireland	—	1.8	9.6	4.3	4.1	24.7	28.8	(0.5)	39 yrs	Various	2015
Office portfolio	Italy	—	47.5	135.1	0.9	52.0	148.7	200.7	(7.2)	39 yrs	Various	2015
Retail	Mountain States	7.6	2.6	9.5	—	2.6	9.5	12.1	(0.4)	39 yrs	1961	2017
Office building	Ireland	—	2.0	11.9	—	2.1	13.0	15.1	(0.6)	39 yrs	2007	2017
Retail	Mountain States	29.0	9.3	30.0	0.6	9.3	30.5	39.8	(1.1)	39 yrs	1984/2008	2017
Industrial	United Kingdom	—	6.9	8.8	—	8.6	7.3	15.9	(0.3)	39 yrs	1984/2003	2017
Office portfolio	United Kingdom	—	32.1	70.4	0.8	29.9	66.4	96.3	(2.6)	39 yrs	Various	2016
Office	Ireland	—	4.2	64.0	1.6	4.4	68.2	72.6	(2.7)	39 yrs	2009	2017
Industrial	United Kingdom	—	5.0	9.2	—	5.3	9.8	15.1	(0.3)	39 yrs	2002	2017
Retail	Mountain States	4.3	1.3	5.6	0.4	1.3	6.0	7.3	(0.2)	39 yrs	1995/1996	2017
Retail	Pacific Northwest	7.5	2.3	8.1	—	2.3	8.1	10.4	(0.1)	39 yrs	1956	2017
Office	Pacific Northwest	77.0	30.6	106.0	—	30.6	106.0	136.6	(1.6)	39 yrs	1999/2001	2017
Retail	Mountain States	12.9	4.1	12.2	—	4.1	12.2	16.3	(0.1)	39 yrs	1967/1983	2017
Office	Ireland	—	4.9	18.5	—	4.9	18.8	23.7	(0.1)	39 yrs	1841	2017
Office	Ireland	—	11.0	—	1.4	11.3	1.4	12.7	—	39 yrs	1840/2000	2017

Multifamily
450-unit asset	Mountain States	47.3	18.4	43.0	5.0	18.4	48.0	66.4	(7.1)	39 yrs	1974	2013
297-unit asset	Pacific Northwest	22.1	3.9	25.8	2.0	3.9	27.8	31.7	(3.3)	39 yrs	1999	2013
178-unit asset	Northern California	31.4	12.3	18.5	7.3	12.3	25.7	38.0	(5.2)	39 yrs	1975	2012
217-unit asset	Pacific Northwest	23.9	2.6	41.4	2.7	2.5	41.9	44.4	(5.9)	39 yrs	2011	2012
366-unit asset	Mountain States	53.3	9.1	36.3	7.8	9.1	44.1	53.2	(8.1)	39 yrs	2000	2012
205-unit asset	Ireland	55.2	17.7	55.3	—	17.3	54.3	71.6	(1.2)	39 yrs	2007/2009	2014/2017
272-unit asset	Ireland	—	32.7	81.5	8.7	28.5	130.0	158.5	(13.4)	39 yrs	2008	2014
26-unit asset	Ireland	12.4	0.6	14.8	—	0.5	13.2	13.7	(1.3)	39 yrs	2009	2014
210-unit asset	Ireland	46.1	12.2	61.6	—	10.7	52.7	63.4	(4.9)	39 yrs	2005	2014
118-unit asset	Ireland	27.5	11.0	36.1	2.1	9.6	33.6	43.2	(3.7)	39 yrs	2007	2014
423-unit asset	Ireland	122.1	17.9	105.0	13.6	18.2	163.6	181.8	(11.3)	39 yrs	2008	2014
294-unit asset	United Kingdom	—	22.1	84.0	16.0	20.3	93.1	113.4	(4.1)	39 yrs	2012	2015
203-unit asset	Pacific Northwest	19.5	2.6	23.8	2.2	2.6	26.1	28.7	(3.0)	39 yrs	2005	2014
542-unit asset	Northern California	91.5	38.3	57.5	7.7	38.3	65.2	103.5	(7.5)	39 yrs	1987	2014
240-unit asset	Pacific Northwest	18.7	3.9	22.3	3.4	3.9	25.7	29.6	(2.8)	39 yrs	1990	2014
396-unit asset	Pacific Northwest	30.6	8.7	34.7	5.7	8.7	40.4	49.1	(4.4)	39 yrs	1989/1995	2014
118-unit asset	Pacific Northwest	13.5	2.1	18.6	1.1	2.1	19.7	21.8	(1.9)	39 yrs	1990	2014
324-unit asset	Mountain States	25.8	3.2	28.6	5.2	3.2	33.8	37.0	(3.5)	39 yrs	1996	2014
280-unit asset	Pacific Northwest	37.3	6.0	40.3	1.7	6.0	41.9	47.9	(3.5)	39 yrs	2004/2006	2014
750-unit asset	Pacific Northwest	84.8	22.1	78.2	6.8	22.1	85.0	107.1	(7.8)	39 yrs	1987	2014
Condo	Pacific Northwest	—	—	0.2	—	—	1.0	1.0	—	39 yrs	2005	2014

208-unit asset	Southern California	37.7	9.3	37.3	3.5	9.3	40.8	50.1	(3.2)	39 yrs	2004	2015
1,008-unit asset	Northern California	175.0	62.7	152.5	12.0	62.3	164.4	226.7	(11.8)	39 yrs	1988	2015
460-unit asset	Southern California	45.4	13.2	53.0	2.6	13.2	55.6	68.8	(3.6)	39 yrs	1988	2015
204-unit asset	Mountain States	13.9	2.0	17.6	1.3	2.0	18.9	20.9	(0.8)	39 yrs	1999	2016
168-unit asset	Mountain States	10.1	1.8	13.1	1.4	1.8	14.4	16.2	(0.7)	39 yrs	1992	2016
430-unit asset	Pacific Northwest	62.6	12.8	67.4	1.0	12.8	68.3	81.1	(2.6)	39 yrs	2006	2016
386-unit asset	Southern California	64.8	—	81.4	3.4	0.6	84.9	85.5	(3.0)	39 yrs	2002	2016
157-unit asset	Southern California	42.9	14.5	46.0	0.3	14.5	46.3	60.8	(1.6)	39 yrs	2013	2016
408-unit asset	Pacific Northwest	60.4	9.2	83.3	1.5	9.3	84.7	94.0	(2.4)	39 yrs	1998	2016
300-unit asset	Mountain States	22.9	4.8	29.2	0.6	4.8	29.9	34.7	(0.2)	39 yrs	1995	2017
210-unit asset	Pacific Northwest	29.0	11.0	46.7	—	11.0	46.7	57.7	(0.3)	39 yrs	2007	2017
200-unit asset	Mountain States	20.7	1.4	25.9	—	1.4	26.0	27.4	(0.2)	39 yrs	2012	2017
264-unit asset	Pacific Northwest	25.5	6.4	44.9	—	6.4	45.0	51.4	(0.2)	39 yrs	1997	2017
343-unit asset	Pacific Northwest	84.0	26.8	107.4	—	26.8	107.4	134.2	(0.3)	39 yrs	2016	2017
179-unit asset	Pacific Northwest	32.9	11.9	47.4	—	11.9	47.4	59.3	—	39 yrs	2013	2017

Hotel
Hotel	Northern California	38.8	9.8	76.7	2.7	16.7	84.2	100.9	(7.5)	39 yrs	2006	2013
Hotel	Mountain States	10.2	1.3	15.6	—	1.3	15.8	17.1	(1.4)	39 yrs	1982	2014
Hotel and golf course	United Kingdom	—	12.0	37.3	4.6	9.9	42.5	52.4	(3.2)	39 yrs	2001/2008	2014
Hotel and golf course	Ireland	—	6.8	30.6	3.4	6.0	35.6	41.6	(6.0)	39 yrs	1894/1995	2014
Hotel	Ireland	86.4	54.0	114.3	21.5	49.9	129.7	179.6	(11.1)	39 yrs	1824/2005	2014

Development
Single family home	Hawaii	—	4.1	4.2	0.1	3.4	3.3	6.7	(1.0)	39 yrs	2008	2008
Retail	Spain	—	—	34.7	10.9	—	46.9	46.9	—	N/A	N/A	2015
Office	Ireland	—	0.5	3.4	—	0.6	10.0	10.6	—	N/A	Various	2015
Mixed-Use	Ireland	88.6	46.2	0.6	150.4	34.5	150.4	184.9	—	N/A	N/A	2014
Retail	Spain	—	—	13.8	—	—	14.8	14.8	—	N/A	N/A	2014
Retail	Ireland	—	17.2	—	0.5	18.3	0.5	18.8	—	N/A	N/A	2016

Land
2700 acres	Hawaii	—	31.7	3.7	0.7	38.7	4.3	43.0	(1.4)	N/A	1912	2010
Grand Total		$3,180.8	$1,637.4	$4,698.0	$511.2	$1,509.4	$5,069.2	$6,578.6	$(344.0)
(1) The tax basis of all the properties in aggregate totaled $5,988.1 million.
(2) Excludes acquired in place lease values.
(3) For assets that were consolidated the date acquired represents when the asset was presented as real estate not when initially acquired by Kennedy Wilson.

Changes in real estate for the years ended December 31, 2017, 2016 and 2015 were as follows:

	For the year ended December 31,
(Dollars in millions)	2017	2016	2015
Balance at the beginning of period	$5,805.4	$5,624.2	$4,067.1
Additions during the period:
Acquisitions through foreclosure	—	—	99.3
Other acquisitions	179.5	542.7	1,473.1
Improvements	615.7	366.9	168.1
Consolidations	—	39.3	602.1
Foreign currency	426.9	(423.6)	(270.3)
Deductions during the period:
Cost of real estate sold	(448.9)	(344.1)	(515.2)
Balance at close of period	$6,578.6	$5,805.4	$5,624.2

Changes in accumulated depreciation for the years ended December 31 2017, 2016 and 2015 were as follows:

	For the year ended December 31,
(Dollars in millions)	2017	2016	2015
Balance at the beginning of period	$230.3	$139.1	$61.9
Additions during the period:
Depreciation expense	128.2	113.0	88.1
Deductions during the period:
Dispositions	(34.8)	(11.3)	(7.8)
Foreign currency	20.3	(10.5)	(3.1)
Balance at close of period	$344.0	$230.3	$139.1

See accompanying report of independent registered public accounting firm.

Kennedy-Wilson Holdings, Inc.
Schedule IV—Mortgage Loans on Real Estate
December 31, 2017
(Dollars in millions)

Description	Region	Interest Rate	Final Maturity Date	Balloon Amount	Face Amount of Mortgages	Carrying Amount December 31, 2017	Principal Amount of Loans Subject to Delinquent Principal or Interest
Commercial
Office	Southern California	1-Mo LIBOR + 2.25%	2021	$49.4	$49.4	$49.4	$—
Retail	Mountain States	4.79%	2018	3.5	3.6	3.6	—
Retail	Mountain States	4.01%	2018	12.7	12.8	12.8	—
Retail	Mountain States	4.41%	2018	4.9	5.0	5.0	—
Retail	Southern California	1-Mo LIBOR + 2.75%	2020	24.1	24.5	24.5	—
Retail	Mountain States	4.10%	2020	10.6	11.2	11.2	—
Retail	Mountain States	5.75%	2023	6.2	7.4	7.4	—
Retail	Northern California	5.00%	2023	6.0	6.9	6.9	—
Retail	Mountain States	4.73%	2024	4.5	5.5	5.5	—
Retail	Mountain States	4.56%	2024	1.4	1.7	1.7	—
Retail	Mountain States	4.36%	2025	4.3	5.3	5.3	—
Retail	Mountain States	4.10%	2021	6.7	7.6	7.6	—
Retail	Mountain States	1-Mo LIBOR + 2.35%	2021	28.3	29.0	29.0	—
Retail	Mountain States	3.99%	2019	4.2	4.3	4.3	—
Office	Southern California	1-Mo LIBOR + 2.00%	2025	27.3	34.2	34.1	—
Office	Southern California	1-Mo LIBOR + 2.25%	2025	24.9	30.0	30.0	—
Office	Southern California	1-Mo LIBOR + 2.25%	2025	30.0	34.9	34.9	—
Office	Pacific Northwest	4.75%	2020	7.1	7.5	7.5	—
Office	Pacific Northwest	3.85%	2027	77.0	77.0	77.0	—
Office	Mountain States	4.69%	2022	11.5	12.9	12.9	—
Commercial portfolio	United Kingdom	3-Mo GBP LIBOR + 1.80%	2019	171.8	171.8	171.8	—
Retail	United Kingdom	2.82%	2025	71.7	71.7	71.7	—
Office	Ireland	3-Mo EURIBOR + 1.80%	2022	84.5	84.5	84.5	—
Office	Ireland	3-Mo EURIBOR + 1.80%	2022	57.6	57.6	57.6	—
Retail	Ireland	3-Mo EURIBOR + 2.00%	2022	94.8	104.4	104.4	—
Office	Ireland	3-Mo EURIBOR + 1.80%	2022	82.3	82.3	82.3	—
Commercial portfolio	United Kingdom	3-Mo GBP LIBOR + 2.50%	2018	25.7	25.7	25.7	—
Commercial portfolio	United Kingdom	2.90%	2020	95.5	95.5	95.5	—
Commercial portfolio	United Kingdom	2.91%	2023	218.5	218.5	218.5	—
Office	Ireland	2.59%	2024	87.6	87.6	87.6	—
Retail portfolio	Spain	3-Mo EURIBOR + 1.60%	2030	2.5	43.9	43.9	—

Retail portfolio	Spain	3-Mo EURIBOR + 1.60%	2031	6.7	51.6	51.6	—

Multifamily
1,008-unit asset	Northern California	3.50%	2026	175.0	175.0	175.0	—
460-unit asset	Southern California	4.07%	2018	31.8	32.5	32.5	—
240-unit asset	Pacific Northwest	4.25%	2019	18.3	18.6	18.7	—
396-unit asset	Pacific Northwest	4.25%	2019	29.8	30.4	30.6	—
460-unit asset	Southern California	1-Mo LIBOR + 3.24%	2020	12.1	12.9	12.9	—
203-unit asset	Pacific Northwest	3.86%	2026	17.7	19.5	19.5	—
118-unit asset	Pacific Northwest	1-Mo LIBOR + 1.74%	2021	13.5	13.5	13.5	—
217-unit asset	Pacific Northwest	3.35%	2023	21.0	23.9	23.9	—
450-unit asset	Mountain States	3.58%	2023	41.2	47.3	47.3	—
750-unit asset	Pacific Northwest	3.73%	2023	51.7	59.1	59.4	—
750-unit asset	Pacific Northwest	1-Mo LIBOR + 3.05%	2023	25.4	25.4	25.4	—
542-unit asset	Northern California	3.78%	2024	69.9	77.2	77.2	—
542-unit asset	Northern California	1-Mo LIBOR + 2.80%	2024	13.0	14.3	14.3	—
366-unit asset	Mountain States	3.24%	2025	47.8	53.3	53.3	—
324-unit asset	Mountain States	5.30%	2025	13.8	15.1	16.8	—
324-unit asset	Mountain States	1-Mo LIBOR + 2.64%	2025	8.0	9.0	9.0	—
280-unit asset	Pacific Northwest	3.59%	2025	32.9	37.3	37.3	—
208-unit asset	Southern California	3.77%	2025	34.1	37.7	37.7	—
297-unit asset	Pacific Northwest	4.93%	2026	19.0	22.1	22.1	—
178-unit asset	Northern California	3.74%	2027	31.4	31.4	31.4	—
204-unit asset	Mountain States	1-Mo LIBOR + 2.36%	2026	12.4	13.9	13.9	—
168-unit asset	Mountain States	1-Mo LIBOR + 2.36%	2026	8.9	10.1	10.1	—
430-unit asset	Pacific Northwest	3.63%	2026	56.6	62.6	62.6	—
386-unit asset and 14 retail units	Southern California	1-Mo LIBOR + 2.48%	2023	59.5	64.8	64.8	—
157-unit asset	Southern California	3.63%	2026	40.7	42.9	42.9	—
204-unit asset	Mountain States	3.59%	2026	54.8	60.4	60.4	—
300-unit asset	Mountain States	3.64%	2022	14.6	16.3	16.3	—
300-unit asset	Mountain States	1-Mo LIBOR + 3.37%	2022	6.1	6.6	6.6	—
210-unit asset	Pacific Northwest	1-Mo LIBOR + 1.52%	2027	29.0	29.0	29.0	—
200-unit asset	Mountain States	4.13%	2027	18.8	20.7	20.7	—
264-unit asset	Pacific Northwest	4.30%	2025	22.7	24.8	25.5	—
343-unit asset	Pacific Northwest	3.86%	2027	84.0	84.0	84.0	—
179-unit asset	Pacific Northwest	3.50%	2025	33.3	33.3	32.9	—
26-unit asset	Ireland	3-Mo EURIBOR + 1.75%	2024	11.4	12.4	12.4	—
210-unit asset	Ireland	2.57%	2025	46.1	46.1	46.1	—
118-unit asset	Ireland	2.57%	2025	27.5	27.5	27.5	—
423-unit asset	Ireland	2.57%	2025	67.8	67.8	67.8	—

176-unit asset	Ireland	2.03%	2025	54.2	54.2	54.2	—
124-unit asset	Ireland	3-Mo EURIBOR + 2.5%	2022	54.0	55.2	55.2	—

Mixed-Use and Hotel
Development - Mixed-Use	Ireland	1-Mo EURIBOR + 4.25%	2019	88.6	88.6	88.6	—
Hotel	Mountain States	1-Mo LIBOR + 3.00%	2018	10.3	10.3	10.3	—
Hotel	Northern California	5.00%	2021	36.3	38.8	38.8	—
Hotel	Ireland	3.88%	2025	86.4	86.4	86.4	—
				$2,975.2	$3,178.0	$3,180.5	$—

Activity for the year ended December 31, 2017 is as follows:

Balance - December 31, 2016	$2,788.8
New mortgage loans	916.5
Other additions	17.0
Amortization of mortgage premium	(4.0)
Payments of principal	(690.0)
Foreign currency gain (loss)	152.2
Balance - December 31, 2017	$3,180.5

See accompanying report of independent registered public accounting firm.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and procedures
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
Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation our disclosure controls and procedures as of December 31, 2017. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management’s Report on Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
KPMG LLP, the independent registered public accounting firm that audited the Company's 2017 consolidated financial statements included in this annual report on Form 10-K, has issued a report on the Company's internal control over financial reporting, which is included in this report.

Changes in Internal Control over Financial Reporting
There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2017 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 11.	Executive Compensation
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2017 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2017 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2017 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2017 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this annual report:

(1)
Financial Statements. See the accompanying Index to Consolidated Financial Statements, which appears on page 63 of the annual report. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page 64 of this report, are incorporated by reference into this Item 15.

(2)
Financial Statement Schedules. Schedules III and IV are listed in the Index to Consolidated Financial Statements, which appear beginning on page 118 of this report, are incorporated by reference into this Item 15. All other Financial Statement Schedules have been omitted because the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the notes thereto.

(3)	Exhibits. See Item 15(b) below.

(b) Exhibits. The exhibits listed on the Exhibit Index set forth below on page 128 are filed as part of, or are incorporated by reference into, this annual report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Amended and Restated Certificate of Incorporation.	Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed June 19, 2014.
3.2	Amended and Restated Bylaws.	Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K (001-33824) filed February 5, 2018.
4.1	Specimen Common Stock Certificate.	Filed as an Exhibit to the Registrant's Registration Statement on Amendment no. 1 to Form 8-A (File No.: 333-145110) filed on November 16, 2009 and incorporated by reference herein.
4.2	Base Indenture dated March 25, 2014 between Kennedy-Wilson, Inc. and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed May 12, 2014
4.3	Supplemental Indenture No. 1 dated March 25, 2014 among Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K (001-33824) filed March 26, 2014.
4.4	Supplemental Indenture No. 2 dated September 5, 2014 among Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed November 10, 2014.
4.5	Supplemental Indenture No. 3 dated November 11, 2014 among Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K (001-33824) filed November 18, 2014.
4.6
Supplemental Indenture No. 4 dated January 22, 2016 among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the related entity names there in, the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.

Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed May 6, 2016.
4.7
Supplemental Indenture No. 5 dated February 11, 2016 among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantor named therein and Wilmington Trust, National Association, as trustee.

Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed May 6, 2016.
4.8
Supplemental Indenture No. 6 dated May 19, 2016 among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the related entity names there in, the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.

Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed August 5, 2016.
4.9
Supplemental Indenture No. 7 dated April 13, 2017 among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the related entity names there in, the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.

Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed May 10, 2017.
4.10
Supplemental Indenture No. 8 dated February 16, 2018 among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the related entity names there in, the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.

Filed herewith.
4.11	Base Indenture dated March 25, 2014 between Kennedy-Wilson, Inc. and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed May 12, 2014.
10.1†	Fifteenth Amendment to Employment Agreement by Kennedy-Wilson, Inc. and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.

10.2†	Employment Agreement dated August 14, 1992 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.3†	Amendment to Employment Agreement dated as of January 1, 1993 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.4†	Second Amendment to Employment Agreement dated as of between January 1, 1994 Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.5†	Third Amendment to Employment Agreement dated as of March 31, 1995 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Amendment No. 2 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 23, 2009 and incorporated by reference herein.
10.6†	Fourth Amendment to Employment Agreement dated as of January 1, 1996 Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Amendment No. 2 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 23, 2009 and incorporated by reference herein.
10.7†	Amendment to Employment Agreement dated as of February 28, 1996 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.8†	Fifth Amendment to Employment Agreement dated as of May 19, 1997 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.9†	Sixth Amendment to Employment Agreement dated as of August 20, 1998 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.10†	Seventh Amendment to Employment Agreement dated as of August 9, 1999 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.11†	Eighth Amendment to Employment Agreement dated as of January 3, 2000 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.12†	Ninth Amendment to Employment Agreement dated as of October 1, 2000 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.13†	Tenth Amendment to Employment Agreement dated as of April 22, 2002 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.

10.14†	Eleventh Amendment to Employment Agreement dated as of October 1, 2003 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.15†	Twelfth Amendment to Employment Agreement dated as of April 21, 2004 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.16†	Thirteenth Amendment to Employment Agreement dated as of January 1, 2008 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.17†	Fourteenth Amendment to Employment Agreement dated as of February 1, 2009 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.18†	Employment Agreement dated February 1, 2009 between Kennedy-Wilson and Mary L. Ricks.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.19†	First Amendment to Employment Agreement dated June 1, 2009 between Kennedy-Wilson and Mary L. Ricks.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.20†	Second Amendment to Employment Agreement by Kennedy-Wilson, Inc. and Mary L. Ricks.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.21†	Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan.	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed January 30, 2012.
10.22†	First Amendment to Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed June 19, 2014.
10.23†	Second Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed June 16, 2017.
10.24†	Form of First Amendment to Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Restricted Stock Award Agreement	Filed as Exhibit 10.114 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.
10.25†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Employee Restricted Stock Award Agreement	Filed as Exhibit 10.115 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.
10.26†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Consultant Restricted Stock Award Agreement	Filed as Exhibit 10.116 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.
10.27†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed July 18, 2014.
10.28†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Director Restricted Stock Award Agreement	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed August 8, 2014
10.29†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Employee Restricted Stock Award Agreement	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed October 16, 2015

10.30†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Director Restricted Stock Award Agreement	Filed herewith
10.31†	Form of Kennedy-Wilson Holdings, Inc. Second Amended and Restated 2009 Total Shareholder Return Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed November 21, 2017
10.32†	Form of Kennedy-Wilson Holdings, Inc. Second Amended and Restated 2009 Return on Equity Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (001-33824) filed November 21, 2017
10.33†	Form of Kennedy-Wilson Holdings, Inc. Second Amended and Restated 2009 Time-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K (001-33824) filed November 21, 2017
10.34†	Sixteenth Amendment to Employment Agreement dated August 6, 2014 by and between Kennedy-Wilson, Inc. and William J. McMorrow.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed August 8, 2014.
10.35†	Fourth Amendment to Employment Agreement dated August 6, 2014 by and between Kennedy-Wilson, Inc., and Mary L. Ricks.	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (001-33824) filed August 8, 2014.
10.36†	Employment Agreement dated December 29, 2014 between Kennedy-Wilson, Inc. and Kent Mouton.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed December 30, 2014.
10.37†	Employment Agreement dated December 29, 2014 between Kennedy-Wilson, Inc. and Matt Windisch.	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (001-33824) filed December 30, 2014
10.38†	Employment Agreement dated December 29, 2014 between Kennedy-Wilson, Inc. and Justin Enbody.	Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K (001-33824) filed December 30, 2014
10.39†	Form of Award Letter	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 8-K (001-33824) filed August 28, 2015.
10.40†	Form of Restricted Share Unit Agreement.	Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 8-K (001-33824) filed August 28, 2015.
10.41	Joinder Agreement, dated as of April 18, 2017 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A.	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed May 10, 2017.
10.42
Amended and Restated Credit Agreement, dated October 20, 2017, among Kennedy-Wilson, Inc., as borrower, Kennedy- Wilson Holdings, Inc. and certain subsidiaries of Kennedy-Wilson Holdings, Inc. from time to time party thereto as guarantors, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and Bank of America,
Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 8-K (001-33824) filed October 20, 2017.
10.43	Joinder Agreement, dated as of February 16, 2018 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A.	Filed herewith.
21	List of Subsidiaries	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
24.1	Power of Attorney (included on signature page).	Filed herewith.
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.	Filed herewith.
31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.	Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.	Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer.	Filed herewith.
101
The following materials from Kennedy-Wilson Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income (iii) the Consolidated Statements of Equity (iv) the Consolidated Statements of Cash Flows (v) related notes to those financial statements and (vi) Schedule III - Real Estate and Accumulated Depreciation.
Filed herewith.

__________

†	Management Contract, Compensation Plan or Agreement.
(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February 2018.

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

Name	Title	Date

/S/ WILLIAM J. MCMORROW William J. McMorrow	Chief Executive Officer (principal executive officer) and Chairman	February 26, 2018

/S/ JUSTIN ENBODY Justin Enbody	Chief Financial Officer (principal financial officer and principal accounting officer)	February 26, 2018

/S/ NORM CREIGHTON Norm Creighton	Director	February 26, 2018

/S/ CATHY HENDRICKSON Cathy Hendrickson	Director	February 26, 2018

/S/ DAVID A. MINELLA David A. Minella	Director	February 26, 2018

/S/ KENT MOUTON Kent Mouton	Director	February 26, 2018

/S/ MARY RICKS Mary Ricks	Director	February 26, 2018

/S/ JERRY R. SOLOMON Jerry R. Solomon	Director	February 26, 2018

/s/ JOHN R. TAYLOR John Taylor	Director	February 26, 2018

/S/ STANLEY ZAX Stanley Zax	Director	February 26, 2018