Form 10-Q
period 2018-03-31
Kennedy-Wilson Holdings, Inc.
filed 2018-05-04
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
The number of shares of common stock outstanding as of April 27, 2018 was 145,361,992.

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
Forward-looking statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. These risks and uncertainties may include the risks and uncertainties described elsewhere in this report and other filings with the Securities and Exchange Commission (the “SEC”), including the Item 1A. “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2017. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed in our filings with the SEC. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.
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
“KWE” refers to Kennedy Wilson Europe Real Estate Limited (formerly known as Kennedy Wilson Europe Real Estate plc), which was a London Stock Exchange-listed company that we externally managed through a wholly-owned subsidiary.  On October 20, 2017 we acquired KWE, which is now a wholly-owned subsidiary. Prior to the acquisition, we owned approximately 24% and in accordance with U.S. GAAP, the results of KWE were consolidated in our financial statements due to our role as asset manager.
“Adjusted EBITDA” represents net income before interest expense, our share of interest expense included in income from investments in unconsolidated investments, depreciation and amortization, our share of depreciation and amortization included in income from unconsolidated investments, early extinguishment of corporate debt, provision for (benefit from) income taxes, share-based compensation expense for the Company and EBITDA attributable to noncontrolling interests.  Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP measures” for a reconciliation of Adjusted EBITDA to net income as reported under GAAP. Our management uses Adjusted EBITDA to analyze our business because it adjusts net income for items we believe do not accurately reflect the nature of our business going forward or that relate to non-cash compensation expense or noncontrolling interests. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations. However, Adjusted EBITDA is not a recognized measurement under GAAP and when analyzing our operating performance, readers should use Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not remove all non-cash items (such as acquisition-related gains) or consider certain cash requirements such as tax and debt service payments. The

i

amount shown for Adjusted EBITDA also differs from the amount calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.
“Adjusted fees’’ refers to Kennedy Wilson’s gross investment management, property services and research fees adjusted to include fees eliminated in consolidation, Kennedy Wilson’s share of fees in unconsolidated service businesses and performance fees included in unconsolidated investments.  Effective January 1, 2018, we adopted new GAAP guidance on revenue recognition and implemented a change in accounting principle related to performance allocations, which resulted in us now accounting for performance allocations (commonly referred to as “performance fees” or “carried interest”) under the GAAP guidance for equity method investments and presenting performance allocations as a component of income from unconsolidated investments.  Our management uses Adjusted fees to analyze our investment management and real estate services business because the measure removes required eliminations under GAAP for properties in which the Company provides services but also has an ownership interest. These eliminations understate the economic value of the investment management, property services and research fees and makes the Company comparable to other real estate companies that provide investment management and real estate services but do not have an ownership interest in the properties they manage. Our management believes that adjusting GAAP fees to reflect these amounts eliminated in consolidation presents a more holistic measure of the scope of our investment management and real estate services business.
“Adjusted Net Income” represents net income before depreciation and amortization, our share of depreciation and amortization included in income from unconsolidated investments, share-based compensation, the tax impact of the recently enacted tax reform and net income attributable to noncontrolling interests, before depreciation and amortization.  Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP measures” for a reconciliation of Adjusted Income to net income as reported under GAAP.
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
"Gross Asset Value” refers to the gross carrying value of assets determined in accordance with GAAP, before debt, depreciation and amortization, and net of noncontrolling interests.
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

ii

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2018	December 31, 2017
(Dollars in millions, except share and per share amounts)
Assets
Cash and cash equivalents	$433.0	$351.3
Accounts receivable (including $6.5 and $5.2 of related party)	48.3	62.7
Loan purchases and originations	29.7	84.7
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	6,665.6	6,443.7
Unconsolidated investments (including $406.9 and $380.7 at fair value)	544.1	519.3
Other assets	242.1	263.1
Total assets(1)	$7,962.8	$7,724.8

Liabilities and equity
Liabilities
Accounts payable	$23.6	$19.5
Accrued expenses and other liabilities	481.2	465.9
Mortgage debt	3,272.9	3,156.6
KW unsecured debt	1,248.9	1,179.4
KWE unsecured bonds	1,369.5	1,325.9
Total liabilities(1)	6,396.1	6,147.3

Equity
Common stock, 150,357,051 and 151,561,284 shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	1,871.2	1,883.3
Accumulated deficit	(121.5)	(90.6)
Accumulated other comprehensive loss	(404.3)	(427.1)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	1,345.4	1,365.6
Noncontrolling interests	221.3	211.9
Total equity	1,566.7	1,577.5
Total liabilities and equity	$7,962.8	$7,724.8

(1) The assets and liabilities as of March 31, 2018 include $964.0 million (including cash and cash equivalents of $75.7 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $837.6 million) and $546.0 million (including investment debt of $502.1 million), respectively, from consolidated variable interest entities ("VIEs"). The assets and liabilities as of December 31, 2017 include $904.4 million (including cash and cash equivalents of $39.1 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $789.1 million) and $510.0 million (including investment debt of $475.3 million), respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except share and per share amounts)	2018	2017
Revenue
Rental	$134.3	$124.3
Hotel	36.3	29.5
Sale of real estate	9.4	0.8
Investment management, property services and research fees (includes $2.8, $9.7 of related party fees)	10.1	11.0
Loan purchases, loan originations and other	0.6	2.1
Total revenue	190.7	167.7
Operating expenses
Rental operating	41.6	36.0
Hotel operating	30.8	24.4
Cost of real estate sold	8.4	0.7
Commission and marketing	1.4	2.0
Compensation and related	39.6	32.7
General and administrative	11.4	10.0
Depreciation and amortization	55.7	49.7
Total operating expenses	188.9	155.5
Income from unconsolidated investments	26.0	29.0
Operating income	27.8	41.2
Non-operating income (expense)
Gain on sale of real estate	28.0	5.4
Acquisition-related expenses	—	(0.3)
Interest expense	(58.9)	(50.0)
Other (loss) income	(0.5)	0.5
Loss before benefit from income taxes	(3.6)	(3.2)
Benefit from income taxes	2.6	4.1
Net (loss) income	(1.0)	0.9
Net income attributable to the noncontrolling interests	(1.4)	(0.1)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(2.4)	$0.8
Basic and diluted (loss) income per share
(Loss) income per share	$(0.02)	$—
Weighted average shares outstanding	147,941,982	112,167,447
Dividends declared per common share	$0.19	$0.17

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2018	2017

Net (loss) income	$(1.0)	$0.9
Other comprehensive income, net of tax:
Unrealized foreign currency translation gain	35.4	21.2
Amounts reclassified out of AOCI during the period	(0.1)	—
Unrealized currency derivative contracts (loss) gain	(7.4)	8.7
Total other comprehensive income for the period	27.9	29.9

Comprehensive income	26.9	30.8
Comprehensive income attributable to noncontrolling interests	(6.5)	(24.9)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$20.4	$5.9

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statement of Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(Dollars in millions, except share amounts)	Shares	Amount					Total
Balance at December 31, 2017	151,561,284	$—	$1,883.3	$(90.6)	$(427.1)	$211.9	$1,577.5
Shares forfeited	(2,600)	—	—	—	—	—	—
Restricted stock grants (RSG)	42,500	—	—	—	—	—	—
Shares retired due to RSG vesting	(112,115)	—	(1.9)	—	—	—	(1.9)
Shares retired due to common stock repurchase program	(1,132,018)		(20.1)	0.1	—	—	(20.0)
Stock based compensation	—	—	9.9	—	—	—	9.9
Other comprehensive income (loss):
Unrealized foreign currency translation gain, net of tax	—	—	—	—	30.3	5.1	35.4
Unrealized foreign currency derivative contract loss, net of tax	—	—	—	—	(7.4)	—	(7.4)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(0.1)	—	(0.1)
Common stock dividends declared	—	—	—	(28.6)	—	—	(28.6)
Net loss	—	—	—	(2.4)	—	1.4	(1.0)
Contributions from noncontrolling interests	—	—	—	—	—	4.1	4.1
Distributions to noncontrolling interests	—	—	—	—	—	(1.2)	(1.2)
Balance at March 31, 2018	150,357,051	$—	$1,871.2	$(121.5)	$(404.3)	$221.3	$1,566.7

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Cash flows from operating activities:
Net (loss) income	$(1.0)	$0.9
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net gain from sale of real estate	(29.1)	(5.6)
Depreciation and amortization	55.7	49.7
Above/below and straight-line rent amortization	(4.6)	(2.8)
Benefit from deferred income taxes	(4.5)	(5.8)
Amortization of deferred loan costs	3.1	2.0
Accretion of interest income on loans	(0.6)	(1.8)
Amortization of discount and accretion of premium on issuance of the senior notes and mortgage debt	0.1	(0.1)
Unrealized net loss on derivatives	0.3	0.3
Income from unconsolidated investments	(26.0)	(29.0)
Operating distributions from unconsolidated investments	7.9	17.6
Operating distributions from loan purchases and originations	0.6	1.7
Share-based compensation	9.9	10.5
Change in assets and liabilities:
Accounts receivable	14.6	8.1
Other assets	(0.1)	(5.2)
Accounts payable, accrued expenses and other liabilities	22.5	(29.3)
Net cash provided by operating activities	48.8	11.2
Cash flows from investing activities:
Collections of loans	4.5	6.4
Net proceeds from sale of real estate	113.9	40.3
Purchases of and additions to real estate	(190.2)	(47.0)
Additions to non-refundable escrow deposits	(10.4)	—
(Premiums) proceeds from settlement of foreign derivative contracts	(4.2)	2.7
Purchases of foreign derivative contracts	—	(0.4)
Investment in marketable securities	(0.2)	(0.3)
Proceeds from sale of marketable securities	7.2	—
Additions to development project asset	(8.4)	—
Proceeds from development project asset	38.9	—
Distributions from unconsolidated investments	13.1	17.9
Contributions to unconsolidated investments	(18.8)	(28.8)
Net cash used in investing activities	(54.6)	(9.2)
Cash flows from financing activities:
Borrowings under senior notes payable	246.6	—
Borrowings under line of credit	75.0	—
Repayment of lines of credit	(175.0)	—
Borrowings under investment debt	98.0	24.0
Repayment of investment debt	(29.2)	(56.5)
Repayment of term loan	(75.0)	—
Debt issue costs	(4.6)	(0.1)
Repurchase and retirement of common stock	(22.0)	(29.2)
KW common stock dividends paid	(29.3)	(18.5)
Acquisition of KWE shares from noncontrolling interest holders	—	(0.8)
KWE closing dividend	(17.2)	—
Contributions from noncontrolling interests, excluding KWE	13.0	8.8
Distributions to noncontrolling interests	(1.2)	(15.9)
Net cash provided by (used in) financing activities	79.1	(88.2)
Effect of currency exchange rate changes on cash and cash equivalents	8.4	8.8
Net change in cash and cash equivalents(1)	81.7	(77.4)
Cash and cash equivalents, beginning of period	351.3	885.7
Cash and cash equivalents, end of period	$433.0	$808.3
(1) See discussion of non-cash effects in notes to consolidated statements of cash flows.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental cash flow information:

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Cash paid for:
Interest(1)	$27.7	$23.8
Income taxes(2)	3.9	8.5

(1) $2.0 million and $5.8 million attributable to noncontrolling interests for the three months ended March 31, 2018 and 2017, respectively.
(2) $6.5 million attributable to noncontrolling interests for the three months ended March 31, 2017.

As of March 31, 2018 and December 31, 2017 we have $45.9 million and $43.6 million of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties.

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
(Dollars in millions)	2018	2017

Accrued capital expenditures	$2.7	$6.6
Dividends declared but not paid on common stock	28.6	19.5

During the three months ended March 31, 2018, the Company gained control over a pool of loans secured by six hotels located in the United Kingdom that were previously accounted for as loan purchases. The assets and liabilities of these properties were consolidated in Kennedy Wilson's financial statements at fair value.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1—BASIS OF PRESENTATION
Kennedy Wilson's unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") may have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make their presentation not misleading. In the Company's opinion, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three months ended March 31, 2018 and 2017 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2018. For further information, your attention is directed to the footnote disclosures found in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. Throughout these unaudited interim consolidated financial statements “Kennedy Wilson,” is referenced which is defined as the Company and its subsidiaries that are consolidated in its financial statements under U.S. GAAP.  All significant intercompany balances and transactions have been eliminated in consolidation. "KW," “KWH,” “Kennedy Wilson,” the “Company,” “we,” “our,” or “us” are also referred to which are defined as Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries.
 In addition, throughout these unaudited interim consolidated financial statements, “equity partners” is referred to which is defined as the non-wholly owned subsidiaries that are consolidated in the Company's financial statements under U.S. GAAP, including third-party equity providers.
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
REVENUE RECOGNITION—In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 606, Revenue from Contracts with Customers, which introduced a new five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. The model identifies the contract, any separate performance obligations in the contract, determines the transaction price, allocates the transaction price and recognizes revenue when the performance obligations are satisfied. Management has concluded that, with the exception of carried interests and incentive fees, the nature of our revenue streams is such that the requirements are generally satisfied at the time that the fee becomes receivable. Consequently, the new standard did not impact the timing of revenue recognition for these revenue streams.
The Company has concluded that carried interests, which are a performance-based capital allocation to the Company based on cumulative fund performance to-date, represent equity method investments that are not in the scope of the amended revenue recognition guidance. Effective January 1, 2018, the Company changed its policy for recognition and measurement of carried interest. This accounting policy change did not change the timing or amount of income recognized related to carried interest. Prior to this accounting method change, the performance-based component of the carried interest was recognized within investment management, property services and research fees in the Consolidated Statements of Operations. Under the equity method of accounting, the Company now recognizes its allocation of carried interest along with its share of income or loss and fair value, proportionate to the Company’s equity ownership in each applicable investment as a component of income from unconsolidated investments. The Company has accounted for this change by full retrospective application and prior periods presented have been recast. The impact of adoption was a reclassification of $32.9 million from other assets to unconsolidated investments on the consolidated balance sheet as of December 31, 2017. During the three months ended March 31, 2018 there was $10.3 million of performance-based carried interest allocations recorded as a component of income from unconsolidated

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

investments. During the three months ended March 31, 2017 there was $6.5 million of performance-based carried interest allocations which were previously presented as a component of investment management, property services and research fees which have been reclassified to income from unconsolidated investments in the current year presentation.
The Company has concluded that the majority of its performance-based incentive fees are within the scope of the amended revenue recognition guidance. This accounting change delays recognition of unrealized incentive fees compared to the previous standard, however the adoption did not have a material impact on the Company’s consolidated financial statements.
ASC Subtopic 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets ("Subtopic 610-20") was also adopted effective January 1, 2018. Management concluded that the new standard did not have a significant impact on the amount, timing or classification of real estate sales in the financial statements or related disclosures. This conclusion was based on the Company's current business mix and general approach to sales of real estate which are generally completed without seller financing or continuing involvement that would indicate that a performance obligation is not met at the time the transaction closes. The Company’s analysis included evaluation of an in-process development project that will be completed later in 2018 and found that while the evaluation is different under Subtopic 610-20, the recognition required recording the gain on the sale of the land and the development component, as separate performance obligations, under a percentage of completion methodology. However, this conclusion is identical to the manner of reporting the gain on the sale of this real estate under the superseded U.S. GAAP. Consequently, there was no significant impact upon this sale nor any of the other sales already completed.
REAL ESTATE ACQUISITIONS—The purchase price including any acquisition-related costs of acquired properties is recorded to land, buildings and building improvements and intangible lease value (value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any). The ownership of the other interest holders in consolidated subsidiaries is reflected as noncontrolling interests.
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
FOREIGN CURRENCIES—The financial statements of Kennedy Wilson's subsidiaries located outside the United States are measured using the local currency as this is their functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The foreign currencies include the euro and the British pound sterling. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in the consolidated statement of equity as a component of accumulated other comprehensive income.
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
RECENT ACCOUNTING PRONOUNCEMENTS—On January 1, 2018, Kennedy Wilson adopted ASC Topic 606 and ASC Subtopic 610-20 transition guidance. See discussion above in revenue recognition for more detail.
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
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses eight classification issues related to the statement of cash flows: (a) debt prepayment or debt extinguishment costs, (b) settlement of zero-coupon bonds, (c) contingent consideration payments made after a business combination (d) proceeds from the settlement of insurance claims, (e) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (f) distributions received from equity method investees, (g) beneficial interests in securitization transactions, and (h) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is required to be adopted for public entities for fiscal years beginning after December 15, 2017. The adoption of this standard did not have a material impact on Kennedy Wilson's consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU clarifies the definition of a business. The three elements of a business (inputs, processes, and outputs) has not changed, however, the amendment provides a framework to assist entities in evaluating whether these elements are present. The amended framework is not expected to materially impact the Company’s financial statements. However, the amendment also includes a provision that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. Therefore, real estate acquisitions generally will no longer be considered a business and consequently not be accounted for under Topic 805. The Company has evaluated the likely impacts noting that (1) acquisition related costs will no longer be expensed as incurred and (2) regardless of the market value of a property at the acquisition date, acquisition related gains will no longer be recorded. ASU 2017-01 is required to be adopted for public entities for fiscal years beginning after December 15, 2017. The adoption of this standard did not have a material impact on Kennedy Wilson's consolidated financial statements, except that the Company no longer records acquisition related gains when acquiring controlling interests in real estate investments.
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
In August 2017, the FASB issued ASU 2017-12 that simplifies the application of hedge accounting guidance in current GAAP and improves the reporting of hedging relationships to better portray the economic results of an entity’s risk management

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

activities in its consolidated financial statements. Among the simplification updates, the standard eliminates the requirement in current GAAP to separately recognize periodic hedge ineffectiveness. Mismatches between the changes in value of the hedged item and hedging instrument may still occur but they will no longer be separately reported. The standard requires the presentation of the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. The Company does not expect the ASU to have a significant impact on Kennedy Wilson's consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This ASU is effective for all entities, for annual and interim periods in fiscal years beginning after December 15, 2018. The Company does not expect the ASU to have a significant impact on Kennedy Wilson's consolidated financial statements.
The FASB did not issue any other ASUs during the first three months of 2018 that the Company expects to be applicable and have a material impact on the Company's financial position or results of operations.
RECLASSIFICATIONS—Certain balances included in prior year's financial statements have been reclassified to conform to the current year's presentation.
NOTE 3—LOAN PURCHASES AND ORIGINATIONS
Kennedy Wilson's investment in loan purchases and originations was $29.7 million and $84.7 million at March 31, 2018 and December 31, 2017, respectively.
During the three months ended March 31, 2018, Kennedy Wilson collected, in full, $4.5 million on a loan secured by a beach-front hotel located in Waimea, Hawaii. Additionally, Kennedy Wilson consolidated a loan portfolio into real estate in six hotels located across the United Kingdom that had a carrying value of approximately $52.8 million as the Company gained control of the underlying properties as of January 1, 2018.
Kennedy Wilson recognized interest income on loans of $0.6 million during the three months ended March 31, 2018, respectively, and $2.1 million and during the three months ended March 31, 2017, respectively.
NOTE 4—REAL ESTATE AND IN-PLACE LEASE VALUE
The following table summarizes Kennedy Wilson's investment in consolidated real estate properties at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
(Dollars in millions)	2018	2017
Land	$1,569.8	$1,509.4
Buildings	4,721.9	4,558.0
Building improvements	558.5	511.2
In-place lease values	421.0	417.3
	7,271.2	6,995.9
Less accumulated depreciation and amortization	(605.6)	(552.2)
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	$6,665.6	$6,443.7

Real property, including land, buildings, and building improvements, are included in real estate and are generally stated at cost. Buildings and building improvements are depreciated on a straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value and depreciated over their respective weighted-average lease term which was 8.6 years at March 31, 2018.
Consolidated Acquisitions
The purchase of property is recorded to land, buildings, building improvements, and intangible lease value (including the value of above-market and below-market leases and acquired in-place lease values) based on their respective estimated fair

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

values. The purchase price approximates the fair value of the properties as acquisitions are transacted with third-party willing sellers.
During the three months ended March 31, 2018, Kennedy Wilson acquired the following consolidated properties:

(Dollars in millions)		Preliminary Purchase Price Allocation at Acquisition(1)
Location	Description	Land	Building	Acquired in place lease values(2)	Investment debt	NCI	KWH Shareholders' Equity
Western U.S.	Two multifamily properties and one commercial property	$45.8	$80.5	$0.6	$83.7	$—	$43.2
United Kingdom	One residential property	$4.2	$—	$—	$—	$—	$4.2
		$50.0	$80.5	$0.6	$83.7	$—	$47.4
(1) Excludes net other assets.
(2) Includes above and below market leases in this table. Above and below market leases are part of other assets and accrued expenses and other liabilities.

Loans Converted to Real Estate

During the three months ended March 31, 2018, Kennedy Wilson gained control over a pool of loans secured by six hotels located in the United Kingdom that were previously accounted for as loan purchases. The assets and liabilities of these properties were consolidated in Kennedy Wilson's consolidated financial statements at fair value.

Gains on Real Estate
During the three months ended March 31, 2018, Kennedy Wilson recognized the following gains on sale of real estate:

(Dollars in millions)		Gain on sale of real estate
	Description	Consolidated (1)	NCI	Net of NCI
KW	Six commercial properties in the United Kingdom, one residential property in Ireland and one residential property in the Western United States	$29.1	$0.6	$28.5
(1) Includes both gain on sale of real estate and the sale of real estate as assets, which is the net of sale of real estate and cost of real estate sold.
Guarantees
Kennedy Wilson has certain guarantees associated with loans secured by consolidated assets. As of March 31, 2018, the maximum potential amount of future payments (undiscounted) Kennedy Wilson could be required to make under the guarantees was approximately $84.8 million which is approximately 3% of investment level debt of Kennedy Wilson and its equity partners. The guarantees expire through 2027, and Kennedy Wilson’s performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds from the property. Based on the Company's evaluation of guarantees under FASB ASC Subtopic 460-10 Estimated Fair Value of Guarantees, the estimated fair value of guarantees made as of March 31, 2018 and December 31, 2017 were immaterial.
Pro Forma Results of Operations
The results of operations of the assets acquired have been included in our consolidated financial statements since the date of their acquisition. Kennedy Wilson's unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had this acquisition been consummated at the beginning of the periods presented.
The pro forma data presented below assumes that the acquisitions during the three months ended March 31, 2018 occurred as of January 1, 2017.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except for per share data)	2018	2017
Pro forma revenues	$191.3	$172.4
Pro forma net (loss) income	(0.5)	0.8
Pro forma net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(2.0)	0.6
Pro forma net (loss) income per share:
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01
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
Joint Venture Holdings
The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of March 31, 2018:

(Dollars in millions)	Multifamily	Commercial	Funds	Residential and Other	Total
Western U.S.	$200.5	$39.9	$108.8	$184.0	$533.2
United Kingdom	—	9.7	—	—	9.7
Japan	—	—	—	1.2	1.2
Total	$200.5	$49.6	$108.8	$185.2	$544.1
The following table details the Company's unconsolidated investments by investment type and geographic location as of December 31, 2017:

(Dollars in millions)	Multifamily	Commercial	Funds	Residential and Other	Total
Western U.S.	$199.7	$42.1	$85.3	$179.8	$506.9
United Kingdom	—	9.9	—	—	9.9
Japan	2.5	—	—	—	2.5
Total	$202.2	$52.0	$85.3	$179.8	$519.3
During the three months ended March 31, 2018, multifamily investments decreased due to the sale of a multifamily property. Commercial investments decreased due to the sale of a property. Fund investments increased due to contributions to Funds V and VI. Residential and other investments decreased due to condominium unit and lot sales.
Vintage Housing Holdings ("VHH")
The Company owns noncontrolling interests in VHH, a joint venture that holds controlling interests in 43 partnerships that own multifamily properties via a low-income housing tax credit ("LIHTC") structure in the Western United States.  The Company accounts for its investment under the equity method as it does not control the investment. As of March 31, 2018 and December 31, 2017, the carrying value in VHH was $116.0 million and $114.8 million, respectively.
The partnerships generate cash flow through their interests in entities owning multifamily housing that is predominantly structured with LIHTCs. The Company has elected the fair value option on its unconsolidated investment in VHH. Total equity income recognized were $11.7 million and $14.2 million during the three months ended March 31, 2018 and 2017, respectively and were comprised of fair value gains and operating distributions recognized through equity income. Fair value gains recognized through equity income were $9.8 million and $12.4 million during the three months ended March 31, 2018 and 2017, respectively. Fair value gains are primarily generated from resyndications in which VHH dissolves an existing partnership and recapitalizes into a new partnership with tax exempt bonds and tax credits which are sold to a new tax credit partner and, in many cases, yields cash back to VHH. Upon resyndication, VHH retains a GP interest in the partnership and receives various future streams of cash

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

flows including; development fees, asset management fees, other GP management fees and distributions from operations. Since the investment is accounted for under the fair value option, operating distributions are recorded as equity income. See Note 6 for additional details. Operating distributions recognized through equity income were $1.9 million and $1.8 million for the three months ended March 31, 2018 and 2017, respectively.
Carried Interests
Effective January 1, 2018, Kennedy Wilson adopted ASC Topic 606 and implemented a change in accounting principle related to performance allocations (commonly referred to as “performance fees” or “carried interest”). In connection with the adoption and change in accounting principle, the Company now accounts for performance allocations under the GAAP guidance for equity method investments, presents performance allocations as a component of income from unconsolidated investments, and would present certain incentive fee arrangements, to the extent that we have them, separately in our results. All prior periods have been conformed for these changes.
The impact of adoption was a reclassification of $32.9 million from other assets to unconsolidated investments on the consolidated balance sheet as of December 31, 2017. During the three months ended March 31, 2018 there was $10.3 million of performance-based carried interest allocations recorded as a component of income from unconsolidated investments. During the three months ended March 31, 2017 there was $6.5 million of performance-based carried interest allocations which were previously presented as a component of investment management, property services and research fees which have been reclassified to income from unconsolidated investments in the current year presentation.
Contributions to Joint Ventures
During the three months ended March 31, 2018, Kennedy Wilson contributed $18.8 million to joint ventures, of which $7.5 million went to new joint ventures with the balance to fund the Company's share of development projects, capital expenditures and working capital needs.
Distributions from Joint Ventures
During the three months ended March 31, 2018, Kennedy Wilson received $21.0 million in operating and investing distributions from its joint ventures. Operating distributions resulted from operating cash flow generated by the joint venture investments. Investing distributions resulted from the refinancing of property level debt and asset sales.
The following table details cash distributions by investment type and geographic location for the three months ended March 31, 2018:

	Multifamily		Commercial		Funds		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$6.2	$8.1	$0.6	$2.3	$1.1	$0.5	$—	$1.2	$7.9	$12.1
Japan	—	1.0	—	—	—	—	—	—	—	1.0
Total	$6.2	$9.1	$0.6	$2.3	$1.1	$0.5	$—	$1.2	$7.9	$13.1
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
Capital Commitments
As of March 31, 2018, Kennedy Wilson had unfulfilled capital commitments totaling $53.7 million to four of its joint ventures, primarily a closed-end fund managed by Kennedy Wilson, under the respective operating agreements. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 6—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of March 31, 2018:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$406.9	$406.9
Net currency derivative contracts	—	(116.6)	—	(116.6)
Total	$—	$(116.6)	$406.9	$290.3
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2017:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$380.7	$380.7
Marketable securities	7.5	—	—	7.5
Net currency derivative contracts	—	(100.9)	—	(100.9)
Total	$7.5	$(100.9)	$380.7	$287.3

Unconsolidated Investments
Kennedy Wilson elected to use the fair value option ("FV Option") for eighteen unconsolidated investments to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $298.1 million and $295.4 million at March 31, 2018 and December 31, 2017, respectively, which is included in unconsolidated investments in the accompanying balance sheets.
Additionally, Kennedy Wilson records its investments in Kennedy Wilson Real Estate Fund IV, LP, Kennedy Wilson Real Estate Fund V, LP and Kennedy Wilson Real Estate Fund VI, LP (the "Funds") based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. Kennedy Wilson’s investment balance in the Funds was $108.8 million and $85.3 million at March 31, 2018 and December 31, 2017, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets. As of March 31, 2018, Kennedy Wilson had unfunded capital commitments to the Funds in the amount of $48.5 million.
Effective January 1, 2018, Kennedy Wilson adopted ASC Topic 606 and implemented a change in accounting principle related to performance allocations (commonly referred to as “performance fees” or “carried interest”). These fees will be recorded to unconsolidated investments and are at fair value and are reflected within the Funds investments.
In estimating fair value of real estate held by the Funds and the eighteen FV Option investments, the Company considers significant unobservable inputs such as capitalization and discount rates.
The following table summarizes the Company's investments in unconsolidated investments held at fair value by type:

(Dollars in millions)	March 31, 2018	December 31, 2017
FV Option	$298.1	$295.4
Funds	108.8	85.3
Total	$406.9	$380.7

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents changes in Level 3 investments, investments in investment companies and investments in joint ventures that elected the fair value option for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Beginning balance	$380.7	$356.7
Unrealized and realized gains	29.3	31.0
Unrealized and realized losses	(2.8)	(3.2)
Contributions	14.6	20.2
Distributions	(14.7)	(19.3)
Other	(0.2)	24.3
Ending balance	$406.9	$409.7
Unobservable Inputs for Real Estate
The table below describes the range of unobservable inputs for real estate assets:

Estimated Rates Used for
	Capitalization Rates	Discount Rates
Office	4.50% - 7.25%	6.50% - 8.00%
Retail	5.75% - 9.50%	7.25% - 11.50%
Multifamily	4.75% - 7.75%	8.00% - 9.75%
Residential	N/A	6.00% - 12.00%
In valuing indebtedness the Company considers significant inputs such as the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by Kennedy Wilson for these types of investments range from 1.50% to 3.46%.
The accuracy of estimating fair value for investments utilizing unobservable inputs cannot be determined with precision and cannot be substantiated by comparison to quoted prices in active markets and may not be realized in a current sale or immediate settlement of the asset or liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including capitalization rates, discount rates, liquidity risks, and estimates of future cash flows, could significantly affect the fair value measurement amounts.

Marketable Securities

Marketable securities include Kennedy Wilson's investment in publicly traded equity securities and fixed income investments. During the three months ended March 31, 2018 the Company liquidated its marketable security portfolio. The fixed income portfolio consisted mainly of U.S. government and investment grade corporate bonds. The carrying value of marketable securities was a Level 1 valuation as the fair value was based off of unadjusted quoted market prices in active markets for identical securities.
Currency Derivative Contracts
Kennedy Wilson uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against the effects of a portion of its certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of March 31, 2018, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company has determined that its derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Changes in fair value are recorded in other comprehensive in the accompanying consolidated statements of comprehensive income as the portion of the currency forward and option contracts used to hedge currency exposure of its certain consolidated subsidiaries qualifies as a net investment hedge under FASB ASC Topic 815.
The fair value of the currency derivative contracts held as of March 31, 2018 and December 31, 2017 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the accompanying balance sheet.
The table below details the currency derivative contracts Kennedy Wilson held as of March 31, 2018 and the activity during the three months ended March 31, 2018. See Note 11 for a complete discussion on other comprehensive income including currency derivative contracts and foreign currency translations.

(Dollars in millions)			March 31, 2018		Three Months Ended March 31, 2018
Currency Hedged	Underlying Currency	Notional	Hedge Asset	Hedge Liability	Change in Unrealized Gains (Losses)		Realized Gains (Losses)	Cash Received (Paid)
Outstanding
EUR	USD	€293.3	$0.7	$(13.9)	$(6.2)		$(0.2)	$—
EUR(1)	GBP	€360.0	—	(72.5)	4.0		—	—
EUR(1)(2)	GBP		—	—	6.8		—	—
GBP	USD	£689.4	2.0	(32.9)	(16.8)		(0.1)	—
Total Outstanding			2.7	(119.3)	(12.2)		(0.3)	—
Settled
GBP	USD		—	—	(1.0)		—	(4.2)
Total Settled			—	—	(1.0)		—	(4.2)
Total			$2.7	$(119.3)	$(13.2)	(3)	$(0.3)	$(4.2)
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Relates to KWE's Euro Medium Term Note. See discussion in Note 9.
(3) Excludes deferred tax benefit of $5.8 million.

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
Debt liabilities are accounted for at face value plus net unamortized debt premiums and any fair value adjustments as part of business combinations. The fair value as of March 31, 2018 and December 31, 2017 for mortgages, KW unsecured debt, and KWE unsecured bonds were estimated to be approximately $6.0 billion and $5.8 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the Company's credit risk to the current yield of a similar security, compared to their carrying value of $5.9 billion and $5.7 billion at March 31, 2018 and December 31, 2017, respectively. The inputs used to value the Company's mortgages, KW unsecured debt, and KWE unsecured bonds are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be Level 2 inputs.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 7—OTHER ASSETS
Other assets consist of the following:

(Dollars in millions)	March 31, 2018	December 31, 2017
Above-market leases, net of accumulated amortization of $48.3 and $44.3 at March 31, 2018 and December 31, 2017, respectively	$59.8	$63.1
Furniture and equipment net of accumulated depreciation of $43.6 and $35.8 at March 31, 2018 and December 31, 2017, respectively	47.5	44.3
Straight line rent	29.0	24.0
Development project asset	27.5	55.3
Goodwill	23.9	23.9
Prepaid expenses	14.5	13.3
Deposits	13.9	3.5
Other, net of accumulated amortization of $2.6 and $2.6 at March 31, 2018 and December 31, 2017, respectively	11.1	10.7
Leasing commissions, net of accumulated amortization of $2.7 and $2.2 at March 31, 2018 and December 31, 2017, respectively	10.8	10.1
VAT receivable	2.7	5.0
Hedge assets	1.4	2.4
Marketable securities	—	7.5
Other Assets	$242.1	$263.1

Development Project Asset
On May 12, 2017, Kennedy Wilson and its equity partners (the “Capital Dock JV”) sold 200 Capital Dock, a 130,000 ft. office building under construction in Dublin, Ireland.  Concurrently with the transaction, the Capital Dock JV entered into a development agreement with the buyer to complete the construction of 200 Capital Dock.  The development agreement provides that upon certain events (including the insolvency of the Capital Dock JV and certain delivery deadlines not being met), the buyer may exercise a right to take over the construction of the project.
Because the construction process is not complete but the cost and profit are reasonably estimated, the Company recognizes revenue on this with the percentage-of-completion method for the sale of the building.
Under the percentage-of-completion method, there was $9.4 million of sale of real estate and $8.4 million of cost of real estate sold reported in the consolidated statement of operations related to the sale of 200 Capital Dock during the three months ended March 31, 2018.  Consequently the "development project asset" represents the basis which has not yet been relieved under the percentage of completion method. The decrease during the period was due to the Company receiving a $38.9 million milestone payment from the seller.
The remaining revenue and cost will be reported under the percentage-of-completion method through completion of construction, which is expected to continue until the third quarter of 2018. In the event that the buyer exercises its right to take over the construction of the project under the circumstances described above, the Capital Dock JV will receive a reduced amount of proceeds from this transaction.

NOTE 8—MORTGAGE DEBT

The following table details mortgage debt secured by Kennedy Wilson's consolidated properties as of March 31, 2018 and December 31, 2017:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)		Carrying amount of mortgage debt as of(1)
Mortgage Debt by Product Type	Region	March 31, 2018	December 31, 2017
Multifamily(1)	Western U.S.	$1,293.6	$1,227.5
Commercial(1)	United Kingdom	578.2	583.2
Commercial(1)	Ireland	532.5	505.0
Commercial	Western U.S.	386.2	370.7
Multifamily(1)	Ireland	270.2	263.2
Commercial	Spain	97.8	95.5
Hotel	Ireland	88.8	86.4
Hotel	Western U.S.	48.8	49.0
Mortgage debt (excluding loan fees)(1)		3,296.1	3,180.5
Unamortized loan fees		(23.2)	(23.9)
Total Mortgage Debt		$3,272.9	$3,156.6
(1) The mortgage debt payable balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan premium as of March 31, 2018 and December 31, 2017 was $2.3 million and $2.4 million, respectively.
The mortgage debt had a weighted average interest rate of 3.40% and 3.35% per annum as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, 72% of Kennedy Wilson's consolidated property level debt was fixed rate, 16% was floating rate with interest caps and 12% was floating rate without interest caps, compared to 74% of Kennedy Wilson's property level debt was fixed rate, 8% was floating rate with interest caps and 18% was floating rate without interest caps, as of December 31, 2017. The weighted average strike price on caps of Kennedy Wilson’s variable rate mortgages is 2.64% as of March 31, 2018.

Mortgage Loan Transactions and Maturities
During the three months ended March 31, 2018, three acquisitions were partially financed with mortgages. See Note 4 for more detail on the acquisitions and the mortgage debt associated with them.
The aggregate maturities of mortgage loans subsequent to March 31, 2018 are as follows:

(Dollars in millions)	Aggregate Maturities
2018	$42.9
2019	391.8
2020	167.9
2021	159.6
2022	444.9
Thereafter	2,086.7
3,293.8
Debt premium	2.3
Unamortized loan fees	(23.2)
Total Mortgage Debt	$3,272.9

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 9—KW UNSECURED DEBT

The following table details KW unsecured debt as of March 31, 2018 and December 31, 2017:

(Dollars in millions)	March 31, 2018	December 31, 2017
Credit facility	$125.0	$300.0
Senior notes(1)	1,144.7	898.1
KW unsecured debt	1,269.7	1,198.1
Unamortized loan fees	(20.8)	(18.7)
Total KW Unsecured Debt	$1,248.9	$1,179.4
(1) The senior notes balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan premium (discount) as of March 31, 2018 and December 31, 2017 was $(5.3) million and $(1.9) million, respectively.

Borrowings Under Credit Facilities

The Company, through a wholly-owned subsidiary, has a $700 million unsecured revolving credit and term loan facility (the “A&R Facility”). The A&R Facility is comprised of a $500 million revolving line of credit and a $200 million term loan facility. Loans under the revolving line of credit bear interest at a rate equal to LIBOR plus between 1.75% and 2.75%, depending on the consolidated leverage ratio as of the applicable measurement date.  Loans under the term loan facility bear interest at a rate equal to LIBOR plus between 1.65% and 2.65%, depending on the consolidated leverage ratio as of the applicable measurement date.  The A&R Facility has a maturity date of March 31, 2021.  Subject to certain conditions precedent and at the Borrower’s option, the maturity date of the A&R Facility may be extended by one year.
The A&R Facility has certain covenants as defined within its Amended and Restated Credit Agreement, dated as of October 20, 2017 (the "Credit Agreement") that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, repurchase capital stock or debt, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,066,775,300 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of the Closing Date, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $300,351,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of March 31, 2018, the Company was in compliance with these covenants.
During the three months ended March 31, 2018, the Borrower drew $75.0 million and repaid $250.0 million on the A&R Facility. Of the $250.0 million that was repaid $175.0 million was related to the revolving line of credit and $75.0 million was for the term loan facility. The amount repaid on the term loan facility cannot be drawn again. The maximum amount drawn on the A&R Facility at any one point during the three months ended March 31, 2018 was $375.0 million. As of March 31, 2018, the Company had an outstanding balance of $125.0 million on the A&R Facility with $500.0 million available to be drawn under the revolving credit facility.
The average outstanding borrowings under credit facilities was $281.1 million during the three months ended March 31, 2018.

Senior Notes
On March 2, 2018, Kennedy Wilson, Inc., (the "Issuer") completed an additional private offering of $250 million aggregate principal amount of 5.875% Senior Notes due 2024 (the "Notes"). The Notes were issued as additional notes under the indenture pursuant to which the Issuer previously issued $900 million aggregate principal amount of its 5.875% Senior Notes due 2024 (the

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

"Initial Notes"). The Notes have substantially identical terms as the Initial Notes and will be treated as a single series with the Initial Notes under the indenture. The Notes were issued and sold at an offering price of 98.625% of their principal amount, plus accrued and unpaid interest from, and including, October 1, 2017.
In connection with the Offering, Kennedy Wilson entered into cross-currency swap agreements totaling $200.0 million, effectively reducing the fixed annual cash interest cost to 3.831% per year for five years. The agreements have a five-year tenor and, under the terms of the swap agreements, Kennedy Wilson’s interest payments on $200 million aggregate principal amount of the notes will be effectively converted from U.S. dollars to Euros at an average coupon of 3.319% per annum.
Because the swap is managing a pre-existing currency exposure (the overall investment abroad) the accounting will follow foreign currency exchange accounting resulting in recording of other comprehensive income (“OCI”) which will be net against other OCI created by the pre-existing exposures. Consequently, the cross-currency swap will have two entries associated with it each period. The interest savings associated with the lower interest rate on euro amounts will be recorded to OCI. The Company will record interest expense at the contractual amount of 5.875% in the income statement. The interest savings that are recorded through OCI will not be recognized in the income statement until the underlying investment that the forward contracts have been designated to have been substantially liquidated.
The indenture governing the Notes contains various restrictive covenants, including, among others, limitations on the Company's ability and the ability of certain of the Company's subsidiaries to incur or guarantee additional indebtedness, make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens on assets, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indenture governing the Notes limits the ability of Kennedy Wilson and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00, subject to certain exceptions. As of March 31, 2018, the maximum balance sheet leverage ratio was 1.03 to 1.00. See Note 15 for the guarantor and non-guarantor financial statements.

NOTE 10—KWE UNSECURED BONDS

The following table details KWE unsecured bonds as of March 31, 2018 and December 31, 2017:

	December 31,
(Dollars in millions)	March 31, 2018	December 31, 2017
KWE Bonds	$700.8	$675.6
KWE Euro Medium Term Note Programme	674.0	655.7
KWE Unsecured Bonds (excluding loan fees)(1)	1,374.8	1,331.3
Unamortized loan fees	(5.3)	(5.4)
Total KWE Unsecured Bonds	$1,369.5	$1,325.9
(1) The KWE unsecured bonds balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan premium (discount) as of March 31, 2018 and December 31, 2017 was $(4.0) million and $(4.3) million, respectively.

KWE has £500 million of 3.95% fixed-rate senior unsecured bonds due 2022 that have a carrying value of $700.8 million and $675.6 million as of March 31, 2018 and December 31, 2017, respectively. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros.
In addition, KWE has a £2.0 billion (approximately $2.8 billion based on March 31, 2018 rates) Euro Medium Term Note ("EMTN") Programme. Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. KWE issued senior unsecured notes for an aggregate principal amount of approximately $677.8 million (based on March 31, 2018 rates) (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $674.0 million with an annual fixed coupon of 3.25%, and mature in 2025.  As KWE invests proceeds from the KWE Notes to fund equity investments in new euro denominated assets, KWE designates the KWE Notes as net investment hedges under FASB ASC Topic 815. Subsequent fluctuations in foreign currency rates that impact the carrying value of the KWE Notes are recorded to accumulated other comprehensive income. During the three months ended March 31, 2018, Kennedy Wilson recognized a gain of $6.8 million in accumulated other comprehensive income due to the

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

weakening of the euro against the GBP during the period. The KWE Notes rank pari passu with the KWE Bonds, and are subject to the same restrictive covenants.
The trust deed that governs the bonds contains various restrictive covenants for KWE, including, among others, limitations on KWE’s and its material subsidiaries’ ability to provide certain negative pledges. The trust deed limits the ability of KWE and its subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the incurrence of the new indebtedness, (1) KWE’s consolidated net indebtedness (as defined in the trust deed) would exceed 60% of KWE’s total assets (as calculated pursuant to the terms of the trust deed); and (2) KWE’s consolidated secured indebtedness (as defined in the trust deed) would exceed 50% of KWE’s total assets (as calculated pursuant to the terms of the trust deed). The trust deed also requires KWE, as of each reporting date, to maintain an interest coverage ratio (as defined in the trust deed) of at least 1.50 to 1.00 and have unencumbered assets of no less than 125% of its unsecured indebtedness (as defined in the trust deed). As of March 31, 2018, KWE was in compliance with these covenants.
NOTE 11—EQUITY
Common Stock Repurchase Program
On March 20, 2018 the Company announced a $250.0 million stock repurchase plan authorized by its board of directors. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of the company’s restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the company’s discretion. Kennedy Wilson had a $100 million stock repurchase program that expired on February 25, 2018.
During the three months ended March 31, 2018, Kennedy Wilson repurchased and retired 1,132,018 shares for $20.0 million under the stock repurchase program. During the three months ended March 31, 2017, Kennedy Wilson repurchased and retired 77,155 shares for $1.7 million under the previous stock repurchase program. See Note 16 for share repurchase activity subsequent to March 31, 2018.
Dividend Distributions
During the following periods, Kennedy Wilson declared and paid the following cash distributions on its common stock:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
(Dollars in millions)	Declared	Paid	Declared	Paid
Common Stock	$28.6	$29.3	$19.5	$18.5

(1) The difference between declared and paid is the amount accrued on the consolidated balance sheets.
Share-based Compensation

During the three months ended March 31, 2018 and 2017, Kennedy Wilson recognized $9.9 million and $10.7 million of compensation expense related to the vesting of restricted stock grants. The decrease for the three months ended March 31, 2018 is mainly due to shares which fully vested in 2017.
Generally, upon vesting, the restricted stock granted to employees is net share-settled such that the Company will withhold shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remit the cash to the appropriate taxing authorities. Only a certain amount of the restricted shares that vested during the three months ended March 31, 2018 were net share settled. The employees' minimum statutory obligation for the restricted shares which were not net share-settled were funded by the employees and remitted to the appropriate taxing authorities. However, all of the restricted shares that vested during 2017 were net-share settled. The total shares withheld during the three months ended March 31, 2018 and 2017 were 112,115 shares and 1,114,903 shares, respectively. During the three months ended March 31, 2018 and 2017, total payments for the employees’ tax obligations to the taxing authorities for the shares which were net-share settled were $1.9 million and $27.5 million, respectively. These activities are reflected as a financing activity within Kennedy Wilson's consolidated statements of cash flows.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive loss, net of taxes:

	Foreign Currency Translation	Currency Derivative Contracts	Marketable Securities	Total Accumulated Other Comprehensive Loss(1)
(Dollars in millions)
Balance at December 31, 2017	$(46.6)	$(22.2)	$0.1	$(68.7)
Unrealized gains (losses), arising during the period	37.5	(13.2)	—	24.3
Amounts reclassified out of AOCI during the period	—	—	(0.1)	(0.1)
Noncontrolling interest	(5.1)	—	—	(5.1)
Deferred taxes on unrealized (losses) gains, arising during the period	(2.1)	5.8	—	3.7
Balance at March 31, 2018	$(16.3)	$(29.6)	$—	$(45.9)
(1) As a result of the KWE Transaction the Company was required to record inception to date accumulated other comprehensive losses of $358.4 million associated with noncontrolling interest holders of KWE. This amount has been excluded from the beginning and ending balances of the table to give a more appropriate depiction of the Company's accumulated other comprehensive loss activity. If this amount is included the accumulated other comprehensive loss is $404.3 million and $427.1 million as of March 31, 2018 and December 31, 2017, respectively.
The Company is required under U.S. GAAP to consolidate certain non-wholly owned subsidiaries or investments that it controls.  As such, the Company's financial statements reflect currency translation adjustments and related hedging activities on a gross basis. It is helpful to look at the provided currency translation and currency derivative adjustment information net of noncontrolling interests to get a more accurate understanding of the actual currency exposure for the Company.
The local currencies for the Company's interests in foreign operations include the euro and the British pound sterling. The related amounts on Kennedy Wilson's balance sheets are translated into U.S. dollars at the exchange rates at the respective financial statement date, while amounts on its statements of operations are translated at the average exchange rates during the respective period. The decrease in the unrealized losses on foreign currency translation is a result of the weakening of the U.S. dollar against the euro and the British pound during the three months ended March 31, 2018.
In order to manage currency fluctuations, Kennedy Wilson entered into currency derivative contracts to manage its exposure to currency fluctuations between its functional currency (U.S. dollar) and the functional currency (euro and the British pound) of certain of its wholly-owned and consolidated subsidiaries. See Note 6 for a more detailed discussion of Kennedy Wilson's currency derivative contracts.
Noncontrolling Interests
Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries, and are presented separately on Kennedy Wilson's balance sheet. As of March 31, 2018 and December 31, 2017, Kennedy Wilson had noncontrolling interest of $221.3 million and $211.9 million, respectively.

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
Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(Dollars in millions, except share and per share amounts)	2018	2017
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(2.4)	$0.8
Dividends allocated to participating securities	(0.2)	(0.3)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	(2.6)	0.5
Dividends declared on common shares	(28.4)	(19.3)
Undistributed losses attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	$(31.0)	$(18.8)

Distributed earnings per share	$0.19	$0.17
Undistributed losses per share	(0.21)	(0.17)
(Loss) income per basic and diluted	(0.02)	—

Weighted average shares outstanding for basic and diluted(1)	147,941,982	112,167,447
Dividends declared per common share	$0.19	$0.17

(1) For the three months ended March 31, 2018, a total of 1,139,460 and potentially dilutive securities have not been included in the diluted weight average shares as they are anti-dilutive. For the three months ended March 31, 2017, a total of 1,111,243 and potentially dilutive securities have not been included in the diluted weighted average shares as they are anti-dilutive. Potentially anti-dilutive securities include unvested restricted stock grants.
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
KW Investments
KW Investments invests in multifamily, office, retail, and residential properties as well as loans secured by real estate in the Western U.S., United Kingdom, Ireland, Spain, Italy and Japan. The Company has an average ownership interest across all investments of approximately 61% as of March 31, 2018.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

When it has partners, those partners include financial institutions, foundations, endowments, high net worth individuals and other institutional investors. In these instances, the Company is typically the general partner in the arrangement with a promoted interest in the profits of its investments beyond the Company's ownership percentage. These promoted interests are typically fees earned by IMRES as described below.
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
The Company manages approximately 53 million square feet of properties for the Company and its investment partners (including KWE) in the United States, Europe, and Asia, which includes assets the Company has ownership interests in and third party owned assets. With 24 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain and Japan, the Company has the capabilities and resources to provide investment management and property services to real estate owners as well as the experience, as a real estate investor, to understand client concerns. The managers of IMRES have an extensive track record in their respective lines of business and in the real estate community as a whole.
Additionally, IMRES plays a critical role in supporting the Company's investment strategy by providing local market intelligence and real-time data for evaluating investments, generating proprietary transaction flow and creating value through efficient implementation of asset management or repositioning strategies.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables summarize income activity by segment for the three months ended March 31, 2018 and 2017 and balance sheet data as of March 31, 2018 and December 31, 2017:

	Three Months Ended March 31, 2018
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$134.3	$—	$—	$134.3
Hotel	36.3	—	—	36.3
Investment management, property services and research fees	—	10.1	—	10.1
Sale of real estate	9.4	—	—	9.4
Loans and other	0.6	—	—	0.6
Total revenue	180.6	10.1	—	190.7
Operating expenses
Rental operating	41.6	—	—	41.6
Hotel operating	30.8	—	—	30.8
Cost of real estate sold	8.4	—	—	8.4
Commission and marketing	—	1.4	—	1.4
Compensation and related	16.2	8.8	14.6	39.6
General and administrative	7.2	2.9	1.3	11.4
Depreciation and amortization	55.7	—	—	55.7
Total operating expenses	159.9	13.1	15.9	188.9
Income from unconsolidated investments, net of depreciation and amortization	15.7	10.3	—	26.0
Operating income (loss)	36.4	7.3	(15.9)	27.8
Non-operating income (expense):
Gain on sale of real estate	28.0	—	—	28.0
Interest expense	(38.9)	—	(20.0)	(58.9)
Other non-operating expenses	—	—	(0.5)	(0.5)
Benefit from income taxes	0.6	—	2.0	2.6
Total non-operating loss	(10.3)	—	(18.5)	(28.8)
Net income (loss)	26.1	7.3	(34.4)	(1.0)
Net income attributable to the noncontrolling interests	(1.4)	—	—	(1.4)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$24.7	$7.3	$(34.4)	$(2.4)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2017
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total

Revenue
Rental	$124.3	$—	$—	$124.3
Hotel	29.5	—	—	29.5
Investment management, property services and research fees	—	11.0	—	11.0
Sale of real estate	0.8	—	—	0.8
Loans and other	2.1	—	—	2.1
Total revenue	156.7	11.0	—	167.7
Operating expenses
Rental operating	36.0	—	—	36.0
Hotel operating	24.4	—	—	24.4
Cost of real estate sold	0.7	—	—	0.7
Commission and marketing	—	2.0	—	2.0
Compensation and related	10.6	8.9	13.2	32.7
General and administrative	6.1	2.9	1.0	10.0
Depreciation and amortization	49.7	—	—	49.7
Total operating expenses	127.5	13.8	14.2	155.5
Income from unconsolidated investments, net of depreciation and amortization	21.6	7.4	—	29.0
Operating income (loss)	50.8	4.6	(14.2)	41.2
Non-operating income (expense):
Gain on sale of real estate	5.4	—	—	5.4
Acquisition-related expenses	(0.3)	—	—	(0.3)
Interest expense	(34.4)	—	(15.6)	(50.0)
Other non-operating expenses	0.7	—	(0.2)	0.5
(Provision for) benefit from income taxes	(0.9)	—	5.0	4.1
Total non-operating loss	(29.5)	—	(10.8)	(40.3)
Net income (loss)	21.3	4.6	(25.0)	0.9
Net income attributable to the noncontrolling interests	(0.1)	—	—	(0.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$21.2	$4.6	$(25.0)	$0.8

(Dollars in millions)	March 31, 2018	December 31, 2017
Total assets
Investments	$7,793.4	$7,563.7
Investment management and real estate services	56.1	70.5
Corporate	113.3	90.6
Total assets	$7,962.8	$7,724.8
NOTE 14—INCOME TAXES
In determining the quarterly provisions for income taxes, the Company calculates income tax expense based on actual year-to-date income and statutory tax rates. The year-to-date income tax expense reflects the impact of income allocated to

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

noncontrolling interest which is generally not subject to corporate tax as well as the Company's tax adjustments associated with uncertain tax positions.
During the three months ended March 31, 2018, Kennedy Wilson generated pretax book loss of $3.6 million related to its global operations and recorded a tax benefit of $2.6 million. The difference between the U.S. federal rate of 21% and the Company's effective rate is primarily attributable to non-taxable gains from sale of real estate and non-deductible depreciation in certain foreign jurisdictions and U.S. foreign tax credit benefit for local taxes incurred by foreign subsidiaries.
    During March 2018, Kennedy Wilson elected to treat KWE as a partnership for U.S. tax purposes retroactive to December 29, 2017.  Due to unrealized foreign exchange losses not yet deductible for tax purposes and the consideration paid to acquire the non-controlling interests in KWE exceeding the book carrying value of the non-controlling interests in KWE, the Company’s tax basis in KWE exceeded its book carrying value at December 29, 2017 and March 31, 2018.  Prior to the election to treat KWE as a partnership, KWE was taxed as a controlled foreign corporation.  As a controlled foreign corporation, the Company was precluded from recognizing a deferred tax asset for its tax basis in excess of book carrying value for its investment in KWE as the excess tax basis from the investment was not expected to reverse in the foreseeable future.  However, as a result of the conversion of KWE to a partnership for U.S. tax purposes, the Company was required to record a deferred tax asset of $108.6 million related to its excess tax basis over book carrying value for its investment in KWE.  As a significant portion of the excess tax basis would only reverse upon a strengthening of foreign currencies or upon a disposition of KWE, the Company determined that a valuation allowance of $108.6 million was required for the tax basis that was in excess of the Company’s carrying value for its investment in KWE.
U.S. tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Bill”), was signed into law on December 22, 2017. The Tax Bill amends a range of U.S. federal tax rules applicable to individuals, businesses, and international taxation with most provisions taking effect beginning January 1, 2018. These changes include lowering the federal corporate income tax rate from 35% to 21% and imposing a repatriation tax on deemed repatriate earnings of foreign subsidiaries. Due to the nature of our business operations, a majority of our foreign income is taxed currently in the U.S. For those foreign subsidiaries where there is no current U.S. tax inclusion, we have estimated that no repatriation tax is due as those foreign subsidiaries do not have aggregated positive unrepatriated foreign earnings. Due to the complexity in applying its provisions, we made reasonable estimates of the effects and recorded provisional impact of the Tax Bill in the financial statements as of December 31, 2017 and March 31, 2018.
As we gather additional data and review further guidance that might be issued by the Internal Revenue Service, Department of Treasury, or state taxing authorities, and changes in our assumptions and interpretations, we may make adjustment to the provisional amounts. Those adjustments may materially affect our provision for income taxes and effective tax rate in the period in which the adjustments were made. The adjustments made in the first quarter of 2018 were not significant. The accounting for the tax effects of the Tax Bill will be completed later in 2018.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 15—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information include:

(1) Condensed consolidating balance sheets as of March 31, 2018 and December 31, 2017; consolidating statements of operations for the three months ended March 31, 2018 and 2017; consolidating statements of comprehensive income for the three months ended March 31, 2018 and 2017; and condensed consolidating statements of cash flows for the three months ended March 31, 2018 and 2017, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.
Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three months ended March 31, 2018 or 2017.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2018

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$44.4	$35.5	$353.1	$—	$433.0
Accounts receivable	—	—	12.5	35.8	—	48.3
Loan purchases and originations	—	—	1.3	28.4	—	29.7
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,868.1	4,797.5	—	6,665.6
Unconsolidated investments	—	19.7	355.4	169.0	—	544.1
Investments in and advances to consolidated subsidiaries	1,374.0	2,704.7	1,658.1	—	(5,736.8)	—
Other assets	—	—	40.4	201.7	—	242.1
Total assets	$1,374.0	$2,768.8	$3,971.3	$5,585.5	$(5,736.8)	$7,962.8

Liabilities and equity
Liabilities
Accounts payable	$—	$0.9	$1.7	$21.0	$—	$23.6
Accrued expenses and other liabilities	28.6	145.0	45.5	262.1	—	481.2
Mortgage debt	—	—	1,219.4	2,053.5	—	3,272.9
KW unsecured debt	—	1,248.9	—	—	—	1,248.9
KWE unsecured bonds	—	—	—	1,369.5	—	1,369.5
Total liabilities	28.6	1,394.8	1,266.6	3,706.1	—	6,396.1

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,345.4	1,374.0	2,704.7	1,658.1	(5,736.8)	1,345.4
Noncontrolling interests	—	—	—	221.3	—	221.3
Total equity	1,345.4	1,374.0	2,704.7	1,879.4	(5,736.8)	1,566.7
Total liabilities and equity	$1,374.0	$2,768.8	$3,971.3	$5,585.5	$(5,736.8)	$7,962.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2017

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$33.4	$54.9	$263.0	$—	$351.3
Accounts receivable	—	0.9	10.1	51.7	—	62.7
Loan purchases and originations	—	—	5.8	78.9	—	84.7
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,750.0	4,693.7	—	6,443.7
Unconsolidated investments	—	20.2	331.2	167.9	—	519.3
Investments in and advances to consolidated subsidiaries	1,394.5	2,642.1	1,629.4	—	(5,666.0)	—
Other assets	—	—	40.2	222.9	—	263.1
Total assets	$1,394.5	$2,696.6	$3,821.6	$5,478.1	$(5,666.0)	$7,724.8

Liabilities
Accounts payable	$—	$0.8	$2.5	$16.2	$—	19.5
Accrued expense and other liabilities	28.9	121.9	39.7	275.4	—	465.9
Mortgage debt	—	—	1,137.3	2,019.3	—	3,156.6
KW unsecured debt	—	1,179.4	—	—	—	1,179.4
KWE unsecured bonds	—	—	—	1,325.9	—	1,325.9
Total liabilities	28.9	1,302.1	1,179.5	3,636.8	—	6,147.3

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,365.6	1,394.5	2,642.1	1,629.4	(5,666.0)	1,365.6
Noncontrolling interests	—	—	—	211.9	—	211.9
Total equity	1,365.6	1,394.5	2,642.1	1,841.3	(5,666.0)	1,577.5
Total liabilities and equity	$1,394.5	$2,696.6	$3,821.6	$5,478.1	$(5,666.0)	$7,724.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$42.7	$91.6	$—	$134.3
Hotel	—	—	—	36.3	—	36.3
Sale of real estate	—	—	—	9.4	—	9.4
Investment management, property services and research fees	—	—	9.4	0.7	—	10.1
Loan purchases, loan originations and other	—	—	0.1	0.5	—	0.6
Total revenue	—	—	52.2	138.5	—	190.7
Operating expenses
Rental operating	—	—	13.5	28.1	—	41.6
Hotel operating	—	—	—	30.8	—	30.8
Cost of real estate sold	—	—	—	8.4	—	8.4
Commission and marketing	—	—	1.4	—	—	1.4
Compensation and related	9.9	13.6	14.8	1.3	—	39.6
General and administrative	—	3.9	5.0	2.5	—	11.4
Depreciation and amortization	—	0.4	14.8	40.5	—	55.7
Total operating expenses	9.9	17.9	49.5	111.6	—	188.9
(Loss) income from unconsolidated subsidiaries	—	(0.9)	16.2	10.7	—	26.0
Income from consolidated subsidiaries	8.9	45.9	37.5	—	(92.3)	—
Operating income (loss)	(1.0)	27.1	56.4	37.6	(92.3)	27.8
Non-operating income (expense)
Gain on sale of real estate	—	—	—	28.0	—	28.0
Acquisition-related expenses	—	—	—	—	—	—
Interest expense	—	(20.0)	(11.5)	(27.4)	—	(58.9)
Other (loss) income	—	(0.2)	(0.1)	(0.2)	—	(0.5)
(Loss) income before benefit from (provision for) income taxes	(1.0)	6.9	44.8	38.0	(92.3)	(3.6)
Benefit from (provision for) income taxes	—	2.0	1.1	(0.5)	—	2.6
Net (loss) income	(1.0)	8.9	45.9	37.5	(92.3)	(1.0)
Net income attributable to the noncontrolling interests	—	—	—	(1.4)	—	(1.4)
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(1.0)	$8.9	$45.9	$36.1	$(92.3)	$(2.4)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$33.1	$91.2	$—	$124.3
Hotel	—	—	—	29.5	—	29.5
Sale of real estate	—	—	—	0.8	—	0.8
Investment management, property services and research fees	—	—	9.0	2.0	—	11.0
Loan purchases, loan originations and other	—	—	0.3	1.8	—	2.1
Total revenue	—	—	42.4	125.3	—	167.7
Operating expenses
Rental operating	—	—	13.2	22.8	—	36.0
Hotel operating	—	—	—	24.4	—	24.4
Cost of real estate sold	—	—	—	0.7	—	0.7
Commission and marketing	—	—	1.9	0.1	—	2.0
Compensation and related	10.7	7.2	12.7	2.1	—	32.7
General and administrative	—	2.9	4.5	2.6	—	10.0
Depreciation and amortization	—	0.4	11.6	37.7	—	49.7
Total operating expenses	10.7	10.5	43.9	90.4	—	155.5
Income from unconsolidated investments	—	1.2	13.4	14.4	—	29.0
Income from consolidated subsidiaries	11.6	31.6	26.6	—	(69.8)	—
Operating income	0.9	22.3	38.5	49.3	(69.8)	41.2
Non-operating income (expense)
Gain on sale of real estate	—	—	—	5.4	—	5.4
Acquisition-related expenses	—	—	—	(0.3)	—	(0.3)
Interest expense	—	(15.6)	(8.4)	(26.0)	—	(50.0)
Other (loss) income	—	(0.2)	—	0.7	—	0.5
Income before benefit from (provision for) income taxes	0.9	6.5	30.1	29.1	(69.8)	(3.2)
Benefit from (provision for) income taxes	—	5.1	1.5	(2.5)	—	4.1
Net income	0.9	11.6	31.6	26.6	(69.8)	0.9
Net income attributable to the noncontrolling interests	—	—	—	(0.1)	—	(0.1)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$0.9	$11.6	$31.6	$26.5	$(69.8)	$0.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net (loss) income	$(1.0)	$8.9	$45.9	$37.5	$(92.3)	$(1.0)

Other comprehensive income, net of tax:
Unrealized foreign currency translation gain	35.4	35.4	18.4	35.3	(89.1)	35.4
Amounts reclassified out of AOCI during the period	(0.1)	(0.1)	—	—	0.1	(0.1)
Unrealized currency derivative contracts loss	(7.4)	(7.4)	(18.2)	10.8	14.8	(7.4)
Total other comprehensive income for the period	$27.9	$27.9	$0.2	$46.1	$(74.2)	$27.9

Comprehensive income	$26.9	$36.8	$46.1	$83.6	$(166.5)	$26.9
Comprehensive income attributable to noncontrolling interests	—	—	—	(6.5)	—	(6.5)
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$26.9	$36.8	$46.1	$77.1	$(166.5)	$20.4

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income	$0.9	$11.6	$31.6	$26.6	$(69.8)	$0.9

Other comprehensive income, net of tax:
Unrealized foreign currency translation gain	21.2	21.2	3.9	19.3	(44.4)	21.2
Unrealized currency derivative contracts gain (loss)	8.7	8.7	(2.0)	10.7	(17.4)	8.7
Total other comprehensive income for the period	$29.9	$29.9	$1.9	$30.0	$(61.8)	$29.9

Comprehensive income	$30.8	$41.5	$33.5	$56.6	$(131.6)	$30.8
Comprehensive income attributable to noncontrolling interests	—	—	—	(24.9)	—	(24.9)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$30.8	$41.5	$33.5	$31.7	$(131.6)	$5.9

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash provided by (used in) operating activities	$0.5	$(12.9)	$11.9	$49.3	$48.8
Cash flows from investing activities:
Collections of loans	—	—	4.5	—	4.5
Net proceeds from sale of real estate	—	—	—	113.9	113.9
Purchases of and additions to real estate	—	—	(132.1)	(58.1)	(190.2)
Additions to non-refundable escrow deposits	—	—	—	(10.4)	(10.4)
Proceeds from settlement of foreign derivative contracts	—	(4.2)	—	—	(4.2)
Investment in marketable securities	—	(0.2)	—	—	(0.2)
Proceeds from sale of marketable securities	—	—	7.2	—	7.2
Distributions from unconsolidated investments	—	—	5.1	8.0	13.1
Contributions to unconsolidated investments	—	—	(9.8)	(9.0)	(18.8)
Additions to development project assets	—	—	—	(8.4)	(8.4)
Proceeds from development project assets	—	—	—	38.9	38.9
Distributions from (investments in) consolidated subsidiaries, net	50.8	(39.5)	12.1	(23.4)	—
Net cash provided by (used in) investing activities	50.8	(43.9)	(113.0)	51.5	(54.6)
Cash flows from financing activities:
Borrowing under senior notes payable	—	246.6	—	—	246.6
Borrowings under line of credit	—	75.0	—	—	75.0
Repayment of line of credit	—	(175.0)	—	—	(175.0)
Repayment of term loan	—	(75.0)	—	—	(75.0)
Borrowings under investment debt	—	—	83.7	14.3	98.0
Repayment of investment debt	—	—	(1.1)	(28.1)	(29.2)
Debt issue costs	—	(3.8)	(0.8)	—	(4.6)
Repurchase and retirement of common stock	(22.0)	—	—	—	(22.0)
Dividends paid	(29.3)	—	—	—	(29.3)
KWE closing dividend	—	—	—	(17.2)	(17.2)
Contributions from noncontrolling interests	—	—	—	13.0	13.0
Distributions to noncontrolling interests	—	—	—	(1.2)	(1.2)
Net cash (used in) provided by financing activities	(51.3)	67.8	81.8	(19.2)	79.1
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	8.4	8.4
Net change in cash and cash equivalents	—	11.0	(19.3)	90.0	81.7
Cash and cash equivalents, beginning of period	—	33.4	54.8	263.1	351.3
Cash and cash equivalents, end of period	$—	$44.4	$35.5	$353.1	$433.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities	$2.6	$(50.6)	$34.5	$24.7	$11.2
Cash flows from investing activities:
Collections of loans	—	—	6.4	—	6.4
Net proceeds from sale of real estate	—	—	—	40.3	40.3
Purchases of and additions to real estate	—	—	(6.0)	(41.0)	(47.0)
Proceeds from settlement of foreign derivative contracts	—	2.7	—	—	2.7
Purchases of foreign derivative contracts	—	(0.4)	—	—	(0.4)
Investment in marketable securities	—	—	(0.3)	—	(0.3)
Distributions from unconsolidated investments	—	—	16.7	1.2	17.9
Contributions to unconsolidated investments	—	—	(23.1)	(5.7)	(28.8)
Distributions from (investments in) consolidated subsidiaries, net	45.1	16.6	(18.5)	(43.2)	—
Net cash provided by (used in) investing activities	45.1	18.9	(24.8)	(48.4)	(9.2)
Cash flows from financing activities:
Borrowings under investment debt	—	—	—	24.0	24.0
Repayment of investment debt	—	—	(1.6)	(54.9)	(56.5)
Debt issue costs	—	(0.1)	—	—	(0.1)
Repurchase and retirement of common stock	(29.2)	—	—	—	(29.2)
Dividends paid	(18.5)	—	—	—	(18.5)
Acquisition of KWE shares from noncontrolling interest holders	—	—	—	(0.8)	(0.8)
Contributions from noncontrolling interests, excluding KWE	—	—	—	8.8	8.8
Distributions to noncontrolling interests	—	—	—	(15.9)	(15.9)
Net cash (used in) provided by financing activities	(47.7)	(0.1)	(1.6)	(38.8)	(88.2)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	8.8	8.8
Net change in cash and cash equivalents	—	(31.8)	8.1	(53.7)	(77.4)
Cash and cash equivalents, beginning of period	—	106.0	45.4	734.3	885.7
Cash and cash equivalents, end of period	$—	$74.2	$53.5	$680.6	$808.3

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 16—SUBSEQUENT EVENTS

As of May 2, 2018, the Company has repurchased and retired 6,444,356 shares for $113.0 million since March 31, 2018.
Subsequent to March 31, 2018, the Company drew $150.0 million and repaid $50.0 million on its revolving credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations contains forward-looking statements within the meaning of the federal securities laws. See the discussion under the heading “Forward-looking Statements” elsewhere in this report. Unless specifically noted otherwise, as used throughout this Management’s Discussion and Analysis section, “we,” “our,” "us," "the Company" or “Kennedy Wilson” refers to Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries. “Equity partners” refers to third-party equity providers and non-wholly-owned subsidiaries that we consolidate in our financial statements under U.S. GAAP. Please refer to “Non-GAAP Measures and Certain Definitions” for definitions of certain terms used throughout this Management’s Discussion and Analysis Section.
Overview
Kennedy Wilson is a global real estate investment company.  We own, operate, and invest in real estate both on our own and through our investment management platform.  We focus primarily on multifamily and office properties located in the Western United States, United Kingdom and Ireland. To complement our investment business, the Company also provides real estate services primarily to financial services clients.
Our value is primarily derived from our ownership in income producing real estate assets. We have an ownership interest in over 53 million square feet of property globally, including 27,508 multifamily rental units and 19.0 million square feet of commercial property. In addition to our core income producing real estate, we engage in redevelopment and value add initiatives through which we enhance cash flows or reposition assets to increase sale value. Additionally, our investment management and property services businesses manage over $16 billion of IMRES AUM, the majority of which we have an ownership interest in and the balance we manage for third parties.
We have 511 employees in 24 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain and Japan.

The following is our business model:

•	Identify countries and markets with an attractive investment landscape

•	Establish operating platforms or service businesses in our target markets

•	Develop local intelligence and create long-lasting relationships; primarily with financial institutions

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
Business Segments
Our operations are defined by two core business units: KW Investments and KW Investment Management and Real Estate Services (IMRES).

•	KW Investments invests our capital in real estate-related assets utilizing a mixture of wholly owned investments and investments made with equity partners.

•
IMRES encompasses our fee generating businesses which is comprised of our investment management platform, property services and research platforms. These businesses offer a comprehensive line of real estate services for the full lifecycle of real estate ownership to clients that include financial institutions, institutional investors, insurance companies, developers, builders and government agencies.

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

KWE Transaction
On October 20, 2017, the Company purchased the remaining 76% of Kennedy Wilson Europe Real Estate Limited ("KWE") shares it did not previously own for $1.4 billion ("KWE Transaction"), which represented a discount of approximately $260 million to the original value of the shares when issued. As part of the acquisition consideration, the Company issued 37.2 million shares of common stock valued at $722.2 million. Due to KWE's previous consolidation by the Company, the carrying value of the remaining 76% non-controlling interest in KWE was $1.1 billion, which included the cumulative effects of depreciation and foreign currency losses. As a result of paying a premium above carrying value, Kennedy-Wilson Holdings, Inc. shareholders' equity only increased by $322.4 million. KWE has been consolidated in our financial results since its launch in 2014 with amounts not owned by us being allocated to noncontrolling interests.
During the three months ended March 31, 2017, we owned approximately 23.65% of KWE. During the current period we owned 100% of KWE and there was no allocation of financial results to noncontrolling interests.

KW Investments
We invest our capital in real estate assets and loans secured by real estate either on our own or through our investment management platform. When we have partners, we are typically the general partner in the arrangement with a promoted interest in the profits of our investments beyond our ownership percentage. We have an average ownership interest across all investments of approximately 61% as of March 31, 2018. Our equity partners include financial institutions, foundations, endowments, high net worth individuals and other institutional investors.
During the three months ended March 31, 2018, together with our equity partners, we acquired $299.0 million of real estate and loans secured by real estate of which we have an ownership interest of 51%. These acquisitions were comprised of the following: 31% multifamily, 59% commercial and 10% residential and other.

The following are product types we invest in through the KW Investments segment:
Multifamily
We pursue multifamily acquisition opportunities where we believe we can unlock value through a myriad of strategies, including institutional management, asset rehabilitation, repositioning and creative recapitalization. We focus primarily on apartments in supply-constrained, infill markets.
As of March 31, 2018, we hold investments in 27,508 multifamily apartment units across 101 properties primarily located in the Western United States, Ireland and United Kingdom. Within our Western United States portfolio 49% is located in the Pacific Northwest primarily in the greater Seattle and Portland markets. The rest of the Western Unites States portfolio is in Northern and Southern California and the Mountain States region of Utah and Idaho.
Through our investment in the Vintage Housing Holdings ("VHH") partnership, we also utilize low-income housing tax credit structures for income-and-age restricted properties. VHH, provides homes for nearly 6,000 income-qualified seniors, families and people with disabilities across the Western United States. VHH's affordable housing portfolio is expected to continue growing, with another 1,961 units currently under development or undergoing entitlements.
Commercial
As of March 31, 2018, we hold investments in 220 commercial properties, totaling over 19.0 million square feet, predominately in the United Kingdom and Ireland with additional investments in Italy, the Pacific Northwest and Southern California.
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
Hotel
We acquire hotels in certain opportunistic situations in which we are able to purchase at a discount to replacement value or can implement our value-add investment approach. As of March 31, 2018, we own 13 hotels with 2,060 hotel rooms located in Ireland, the United Kingdom, Northern California, and the Mountain States.

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
This group also includes our investment in liquid non-real estate investments which include investment funds that hold marketable securities and private equity investments.
As of March 31, 2018, we hold 23 investments which is comprised of 461 residential units/lots, 4,009 acres, and six unresolved loans with a gross asset value of $226.9 million.

KW Investment Management and Real Estate Services (IMRES)
IMRES includes our investment management business as well as our complementary third party real estate services business.
Investment Management
Our investment management platform utilizes a number of different investment vehicles for which we provide acquisition, asset management and financing, and other investment-related services, and typically includes a co-investment from us. We usually provide investment management services on our consolidated investment portfolio as well as investments with strategic partners many of whom have separate account agreements with us. Through our fund management business we have three active closed end funds for which we seek to generate attractive, risk adjusted returns.
Commingled funds
We have three active closed end funds that we manage and on which receive investment management fees. Most recently, we completed the investment phase for our fifth value-add fund, Kennedy Wilson Real Estate Fund V, LP ("Fund V"), a $500 million private fund targeting the Western U.S. We are the largest investor in the fund with a 12% interest. Fund V has a current portfolio of 19 investments with an aggregate purchase price of $1.0 billion. While we have historically focused on sourcing investors and investments in the U.S. with respect to our commingled funds, we are exploring the possibilities of expanding the business to Europe.
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
Property Services
We manage and advise on office, retail and residential real estate for third-party clients, fund investors, and investments held by us. In addition to earning property management fees, consulting fees, lease commissions, construction management fees, disposition fees, and accounting fees, the Property Services group gives us insight into local markets and potential acquisitions.
This also includes our brokerage business which represents tenants and landlords on every aspect of site selection, negotiation and occupancy. The division also specializes in innovative marketing programs tailored to client objectives for all types of investment grade and income-producing real estate. The division's property marketing programs combine proven techniques with its detailed market knowledge to create optimum results.
Auction and conventional sales are also part of our property services group. We provide innovative marketing and sales strategies for all types of commercial and residential real estate, including single family homes, mixed-use developments, estate homes, multifamily dwellings, new home projects, and conversions. Generally the division's auction sales business is countercyclical to the traditional sales real estate market and has been a bellwether for us in forecasting market conditions.
Research
Meyers Research LLC (“Meyers”), a Kennedy Wilson company, is a premier real estate consulting practice and provider of data and analytics for the residential real estate development and new home construction industry. Meyers’ offers a national perspective as well as local expertise to homebuilders, multifamily developers, lenders and financial institutions. These relationships have led to investment opportunities with homebuilders in the Western U.S. region. We believe that Zonda™, a Meyers innovation, is the housing industry's most comprehensive solution for smart business analysis, real-time market data reporting and economic and housing data in one place and on-the-go. Kennedy Wilson has hired an adviser and is currently exploring strategic options for this business.
Kennedy Wilson Europe Real Estate Limited (LSE: KWE)
Prior to the Transaction, KWE was externally managed by one of our wholly-owned subsidiaries, KWE Manager pursuant to an investment management agreement whereby are entitled to receive certain management and performance fees.  KWE Manager was entitled to an annual management fee (payable quarterly in arrears) equal to 1% of KWE’s adjusted net asset value and certain performance fees.  The management fee payable to KWE Manager is paid half in cash and half in shares of KWE. During the three months ended March 31, 2017, KWH earned $4.8 million in management fees from KWE. As KWE is now owned 100% by KWH, there was no management fee that was earned during the current period.
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
During March 2018, Kennedy Wilson elected to treat KWE as a partnership for U.S. tax purposes retroactive to December 29, 2017.  Due to unrealized foreign exchange losses not yet deductible for tax purposes and the consideration paid to acquire the non-controlling interests in KWE exceeding the book carrying value of the non-controlling interests in KWE, the Company’s tax basis in KWE exceeded its book carrying value at December 29, 2017 and March 31, 2018.  Prior to the election to treat KWE as a partnership, KWE was taxed as a controlled foreign corporation.  As a controlled foreign corporation, the Company was precluded from recognizing a deferred tax asset for its tax basis in excess of book carrying value for its investment in KWE as the excess tax basis from the investment was not expected to reverse in the foreseeable future.  However, as a result of the conversion of KWE to a partnership for U.S. tax purposes, the Company was required to record a deferred tax asset of $108.6 million related to its excess tax basis over book carrying value for its investment in KWE.  As a significant portion of the excess tax basis would only reverse upon a strengthening of foreign currencies or upon a disposition of KWE, the Company determined that a valuation allowance of -$108.6 million was required for the tax basis that was in excess of the Company’s carrying value for its investment in KWE.
Tax Bill
U.S. tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Bill”), was signed into law on December 22, 2017. The Tax Bill amends a range of U.S. federal tax rules applicable to individuals, businesses, and international taxation with most provisions taking effect beginning January 1, 2018. These changes include lowering the federal corporate income tax rate from 35% to 21% and imposing a repatriation tax on deemed repatriate earnings of foreign subsidiaries. Due to the nature of our business operations, a majority of our foreign income is taxed currently in the U.S. For those foreign subsidiaries where there is no current U.S. tax inclusion, we have estimated that no repatriation tax is due as those foreign subsidiaries do not have aggregated positive unrepatriated foreign earnings. Due to the complexity in applying its provisions, we made reasonable estimates of the effects and recorded provisional impact of the Tax Bill in the financial statements as of December 31, 2017 and March 31, 2018.
As we gather additional data and review further guidance that might be issued by the Internal Revenue Service, Department of Treasury, or state taxing authorities, and changes in our assumptions and interpretations, we may make adjustment to the provisional amounts. Those adjustments may materially affect our provision for income taxes and effective tax rate in the period in which the adjustments were made. The adjustments made in the first quarter of 2018 were not significant. The accounting for the tax effects of the Tax Bill will be completed later in 2018.

Selected Financial Data
In order to help the user of the financial statements understand our growth, we have included certain five-year selected financial data. The following table shows selected financial items for the three months ended March 31, 2018 through 2014.

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2018	2017	2016	2015	2014
GAAP
Revenues	$190.7	$167.7	$172.1	$137.7	$51.5
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(2.4)	0.8	(7.4)	(3.5)	10.5
Basic (loss) income per share of common stock	(0.02)	—	(0.07)	(0.05)	0.12
Diluted (loss) income per share of common stock	(0.02)	—	(0.07)	(0.05)	0.12
Dividends declared per share of common stock
Adjusted EBITDA	122.6	77.3	71.8	53.7	69.2
Adjusted EBITDA percentage change	59%	8%	34%	(22)%	—%
Adjusted Net Income	63.2	42.7	38.3	30.5	34.3
Adjusted Net Income percentage change	48%	11%	26%	(11)%	—
Adjusted Fees	23.2	27.6	30.0	27.1	18.2
Adjusted Fees percentage change	(16)%	(8)%	36%	49%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.
The following tables show selected financial items as of March 31, 2018 and as of December 31, 2017 through 2014:

	March 31,	December 31,
(in millions)	2018	2017	2016	2015	2014
Cash and cash equivalents	$433.0	$351.3	$885.7	$731.6	$937.7
Total assets	7,962.8	7,724.8	7,656.6	7,595.6	6,297.6
Mortgage debt	3,272.9	3,156.6	2,770.4	2,772.5	2,175.7
KW unsecured debt	1,248.9	1,179.4	934.1	688.8	813.1
KWE unsecured bonds	1,369.5	1,325.9	1,185.7	885.0	—
Kennedy Wilson equity	1,345.4	1,365.6	1,048.0	1,133.8	901.1
Noncontrolling interests	221.3	211.9	1,295.1	1,731.3	2,142.8
Total equity	1,566.7	1,577.5	2,343.1	2,865.1	3,043.9
Common shares outstanding	150.4	151.6	115.7	114.5	96.1
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
The table below details the changes our IMRES AUM for the three months ended March 31, 2018:

(in millions)	December 31, 2017	Increases	Decreases	March 31, 2018
IMRES AUM	$15,729.4	$905.6	$(380.6)	$16,254.4

IMRES AUM increased 3% to approximately $16 billion as of March 31, 2018. The increases are primarily due to new acquisitions and appreciation in the value of investments we own. The decreases are primarily due to dispositions and fewer assets under management in our property services group.
Foreign currency and currency derivative instruments
Please refer to item 3. Quantitative and Qualitative Disclosures About Market Risk for our discussion regarding foreign currency and currency derivative instruments.
Change in accounting policy
Effective January 1, 2018, Kennedy Wilson adopted ASC Topic 606 and implemented a change in accounting principle related to performance allocations (commonly referred to as “performance fees” or “carried interest”). In connection with the adoption and change in accounting principle, the Company now accounts for performance allocations under the GAAP guidance for equity method investments, presents performance allocations as a component of income from unconsolidated investments, and would present certain incentive fee arrangements, to the extent that we have them, separately in our results. All prior periods have been conformed for these changes.
The impact of adoption was a reclassification of $32.9 million from other assets to unconsolidated investments on the consolidated balance sheet as of December 31, 2017. During the three months ended March 31, 2018 there was $10.3 million of performance-based carried interest allocations recorded as a component of income from unconsolidated investments. During the three months ended March 31, 2017 there was $6.5 million of performance-based carried interest allocations which were previously presented as a component of investment management, property services and research fees which have been reclassified to income from unconsolidated investments in the current year presentation.

Results of Operations
Kennedy Wilson Consolidated Financial Results: Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

	Three Months Ended March 31, 2018
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$134.3	$—	$—	$134.3
Hotel	36.3	—	—	36.3
Investment management, property services and research fees	—	10.1	—	10.1
Sale of real estate	9.4	—	—	9.4
Loans and other	0.6	—	—	0.6
Total revenue	180.6	10.1	—	190.7
Operating expenses
Rental operating	41.6	—	—	41.6
Hotel operating	30.8	—	—	30.8
Cost of real estate sold	8.4	—	—	8.4
Commission and marketing	—	1.4	—	1.4
Compensation and related	16.2	8.8	14.6	39.6
General and administrative	7.2	2.9	1.3	11.4
Depreciation and amortization	55.7	—	—	55.7
Total operating expenses	159.9	13.1	15.9	188.9
Income from unconsolidated investments, net of depreciation and amortization	15.7	10.3	—	26.0
Operating income (loss)	36.4	7.3	(15.9)	27.8
Non-operating income (expense):
Gain on sale of real estate	28.0	—	—	28.0
Interest expense	(38.9)	—	(20.0)	(58.9)
Other non-operating expenses	—	—	(0.5)	(0.5)
Benefit from income taxes	0.6	—	2.0	2.6
Total non-operating loss	(10.3)	—	(18.5)	(28.8)
Net income (loss)	26.1	7.3	(34.4)	(1.0)
Add back (less):
Interest expense	38.9	—	20.0	58.9
Kennedy Wilson's share of interest expense included in unconsolidated investments	5.1	—	—	5.1
Depreciation and amortization	55.7	—	—	55.7
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	3.5	—	—	3.5
Provision for (benefit from) income taxes	(0.6)	—	(2.0)	(2.6)
Fees eliminated in consolidation	(2.8)	2.8	—	—
EBITDA attributable to noncontrolling interests(2)	(6.9)	—	—	(6.9)
Share-based compensation	—	—	9.9	9.9
Adjusted EBITDA(1)	$119.0	$10.1	$(6.5)	$122.6
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA.
(2) $5.6 million of depreciation, amortization, taxes and interest were attributable to noncontrolling interest for the three months ended March 31, 2018.

	Three Months Ended March 31, 2017
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total

Revenue
Rental	$124.3	$—	$—	$124.3
Hotel	29.5	—	—	29.5
Investment management, property services and research fees	—	11.0	—	11.0
Sale of real estate	0.8	—	—	0.8
Loans and other	2.1	—	—	2.1
Total revenue	156.7	11.0	—	167.7
Operating expenses
Rental operating	36.0	—	—	36.0
Hotel operating	24.4	—	—	24.4
Cost of real estate sold	0.7	—	—	0.7
Commission and marketing	—	2.0	—	2.0
Compensation and related	10.6	8.9	13.2	32.7
General and administrative	6.1	2.9	1.0	10.0
Depreciation and amortization	49.7	—	—	49.7
Total operating expenses	127.5	13.8	14.2	155.5
Income from unconsolidated investments, net of depreciation and amortization	21.6	7.4	—	29.0
Operating income (loss)	50.8	4.6	(14.2)	41.2
Non-operating income (expense):
Gain on sale of real estate	5.4	—	—	5.4
Acquisition-related expenses	(0.3)	—	—	(0.3)
Interest expense	(34.4)	—	(15.6)	(50.0)
Other non-operating expenses	0.7	—	(0.2)	0.5
(Provision for) benefit from income taxes	(0.9)	—	5.0	4.1
Total non-operating loss	(29.5)	—	(10.8)	(40.3)
Net income (loss)	21.3	4.6	(25.0)	0.9
Add back (less):
Interest expense	34.4	—	15.6	50.0
Kennedy Wilson's share of interest expense included in unconsolidated investments	5.3	0.2	—	5.5
Depreciation and amortization	49.7	—	—	49.7
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	3.4	0.9	—	4.3
Provision for (benefit from) income taxes	0.9	—	(5.0)	(4.1)
Fees eliminated in consolidation	(7.2)	7.2	—	—
EBITDA attributable to noncontrolling interests(2)	(39.7)	—	—	(39.7)
Share-based compensation	—	—	10.7	10.7
Adjusted EBITDA(1)	$68.1	$12.9	$(3.7)	$77.3
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA
(2) $39.6 million of depreciation, amortization and interest were attributable for noncontrolling interests for the three months ended March 31, 2017.
GAAP net loss to common shareholders was $2.4 million and income of $0.8 million for the first quarter of 2018 and 2017, respectively. Adjusted EBITDA was $122.6 million and $77.3 million for the first quarter of 2018 and 2017, respectively.

For same property multifamily units, total revenues increased 5.9%, net operating income increased 7.9%, and occupancy increased to 94.2% from 93.8% for the same period in 2017. For same property commercial real estate, total revenues increased 2.5% and net operating income was flat, with occupancy increasing to 97.9% from 97.8% from the same period in 2017.
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

(dollars in millions)	Three Months Ended March 31, 2018
	Investments		Services		Total
Revenues	$2.9	2%	$—	—%	$2.9	2%
Net Income (loss)	0.7	32%	(0.1)	(3)%	0.6	29%
Adjusted EBITDA	2.2	2%	—	—%	2.2	2%

(dollars in millions)	Three Months Ended March 31, 2017
	Investments		Services		Total
Revenues	$—	—%	$—	—%	$—	—%
Net Income (loss)	—	(1)%	—	1%	—	—%
Adjusted EBITDA	—	—%	—	—%	—	—%
Revenues
Investments Segment Revenues
Rental income was $134.3 million for the three months ended March 31, 2018 as compared to $124.3 million for the same period in 2017. The $10.0 million increase is primarily due to improved operating performance in our multifamily portfolio and acquisitions subsequent to the first quarter of 2017.
Hotel income was $36.3 million for the three months ended March 31, 2018 as compared to $29.5 million for the same period in 2017. The $6.8 million increase is primarily due to us taking control of six Park Inns hotels that we hold a senior debt position located in the United Kingdom at the beginning of the year. In the prior period these hotels were accounted for as loan purchases and originations.
    Loan and other income was $0.6 million for the three months ended March 31, 2018 as compared to $2.1 million for the same period in 2017. The $1.5 million decrease is due to the consolidation of six Park Inns hotels as described above.
Sale of real estate was $9.4 million for the three months ended March 31, 2018 as compared to $0.8 million for the same period in 2017. During the three months ended March 31, 2018, we recognized additional sale of real estate on 200 Capital Dock, a 130,000 sq. ft. office building under development in Dublin, Ireland, due to the construction progression on the building. It is anticipated that the building will be completed in the third quarter of 2018. During the three months ended March 31, 2017, we sold a condominium unit in Spain, which resulted in $0.8 million of sales proceeds.
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

•	brokerage services, including innovative marketing programs tailored to client objectives for all types of investment-grade and income-producing real estate.

The following table shows Adjusted Fees for the three-month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(dollars in millions)	2018	2017
Investment management and real estate services fees	$10.1	$11.0
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation(1)	2.8	7.2
Performance fees included in unconsolidated investments	10.3	6.5
Kennedy Wilson's share of fees in unconsolidated service businesses	—	2.9
Adjusted Fees(2)	$23.2	$27.6
(1) The three months ended March 31, 2018 and 2017 include $1.2 million and $4.5 million, respectively, of fees recognized in net (income) loss attributable to noncontrolling interests relating to the portion of fees paid by noncontrolling interest holders in KWE and equity partner investments.
(2) See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Adjusted Fees.

Investment management and real estate services fees were $10.1 million during the three months ended March 31, 2018 as compared to $11.0 million for the same period in 2017.
Fees earned from investments that were eliminated in consolidation totaled $2.8 million during the three months ended March 31, 2018 as compared to $7.2 million for the same period in 2017. In accordance with U.S. GAAP, these fees were excluded from total fees of $10.1 million and $11.0 million, respectively.
During the three months ended March 31, 2018 there was $10.3 million of performance-based carried interest allocations recorded as a component of income from unconsolidated investments. During the three months ended March 31, 2017 there was $6.5 million of performance-based carried interest allocations which were previously presented as a component of investment management, property services and research fees which have been reclassified to income from unconsolidated investments in the current year presentation. For additional detail, seee the "Change in Accounting Policy" section of Item 2 above.
The table below shows a breakdown of Adjusted Fees from investment management and real estate related services for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(dollars in millions)	2018	2017
Fee Description
Investment Management - Base	$5.2	$9.7
Investment Management - Performance	10.3	6.5
Investment Management - Total	15.5	16.2

Property Services	3.8	8.6
Research	3.9	2.8
Total Adjusted Fees(1)	$23.2	$27.6
(1)See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Adjusted Fees.

Investment management
Investment management generated adjusted fees of $15.5 million during the three months ended March 31, 2018 as compared to $16.2 million for the same period in 2017. The decrease is due to us no longer receiving a base management fee from KWE in the current period as we now own 100% of the shares of KWE. In the prior period we received management fees relating to our external management of KWE for its shareholders. For the three months ended March 31, 2017 we earned $4.8 million of fees from KWE. This decrease was offset by higher performance fees earned on investments in our funds during the three months ended March 31, 2018 as compared to the prior period.
Property Services
Real estate related services fees decreased to $3.8 million during the three months ended March 31, 2018 as compared to $8.6 million for the same period in 2017 due to the sale of our loan servicing platform in Spain during the fourth quarter of 2017 which generated $2.9 million of fees in the prior period. Additionally, we sold our Austin property services group during the fourth quarter of 2017 which generated $0.7 million of fees in the prior period. We also had a decrease in our remaining property service business due to fewer assets under management in our property management group and the timing of brokerage and auction sales commissions.
Research
Research increased to $3.9 million for the three months ended March 31, 2018 as compared to $2.8 million for the three months ended March 31, 2017. The increase is due to higher fees in Meyer's advisory business and more subscription sales associated with Zonda which led to increased fees of $0.4 million and $0.7 million, respectively.
Operating Expenses
Investments Segment Operating Expenses
Operating expenses for the three months ended March 31, 2018 increased to $159.9 million compared to $127.5 million for the same period in 2017. The increase is primarily attributable to the following:
Rental operating expenses increased by $5.6 million, and depreciation and amortization increased by $6.0 million primarily due to acquisitions subsequent to the first quarter of 2017.
Hotel operating expenses increased to $30.8 million for the three months ended March 31, 2018 as compared to $24.4 million for the three months ended March 31, 2017 due to the consolidation of six Park Inns hotels in the United Kingdom at the beginning of 2018.
Compensation expense for the three months ended March 31, 2018 was $16.2 million as compared to $10.6 million. The increase is due to higher discretionary bonus accrual for the period as a result of a new formulaic bonus pool with more predictable bonuses that will be accrued more evenly and higher headcount which was offset by lower stock compensation expense.
During the three months ended March 31, 2018, we sold a parcel of land and recognized additional sale-related costs on 200 Capital Dock, a 130,000 sq. ft. office building under development in Dublin, Ireland, due to the construction progression on the building and KWE sold a residential development project and two condominium units in Spain, which resulted in $8.4 million of sale-related costs. During the three months ended March 31, 2017, we sold a parcel of land, which resulted in $0.7 million in sale-related costs.
Investment Management and Real Estate Services Segment Operating Expenses
Operating expenses for the three months ended March 31, 2018 decreased to $13.1 million as compared to $13.8 million for the same period in 2017. Commission and marketing expense decreased $0.6 million in the current period as there were lower brokerage and leasing transactions which lead to lower expenses.
Corporate Operating Expenses
Operating expenses for the three months ended March 31, 2018 were approximately $15.9 million as compared to $14.2 million for the same period in 2017. The increase is due to increased compensation expense due to higher discretionary bonus accrual for the period as a result of a new formulaic bonus pool with more predictable bonuses that will be accrued more evenly. The increase was offset by lower stock compensation expense. General and administrative expense increased during the current period due to higher charitable contributions made.
Income from Unconsolidated Investments
Investments Segment Income from Unconsolidated Investments
The following table presents income from unconsolidated investments recognized by Kennedy Wilson during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Equity in joint venture income	$3.0	$4.5
Equity in joint venture income - fair value	12.7	18.0
Equity in joint venture income - performance fees (included in adjusted fees)	10.3	6.5
	$26.0	$29.0
During the three months ended March 31, 2018, income from unconsolidated investments was $26.0 million as compared to $29.0 million for the same period in 2017. During the three months ended March 31, 2018, we had lower fair value gains in the current period on our investment in VHH as there were more resyndications in the prior periods. Equity in joint venture income declined primarily due to the sale of our investment in a loan servicing platform in Spain during the fourth quarter of 2017 which generated $0.6 million of income in the prior period. We include income from performance fees in our calculation of Adjusted Fees. For additional information, please see the "Adjusted Fees" section above.
Non-operating Items
Gain on sale of real estate was $28.0 million for the three months ended March 31, 2018 compared to $5.4 million during the same period in 2017. The gains recognized during the three months ended March 31, 2018 and 2017 relate primarily to sales by KWE of non-core assets out of its United Kingdom commercial property portfolio.
Interest expense was $58.9 million for the three months ended March 31, 2018 as compared to $50.0 million for the same period in 2017. The increase is due to acquisitions subsequent to the first quarter of 2017 and higher corporate debt outstanding.
During the three months ended March 31, 2018, Kennedy Wilson generated a pretax book loss of $3.6 million related to its global operations and recorded a tax benefit of $2.6 million or 72.2% of pretax book loss. The difference between the U.S. federal rate of 21% and the Company's effective rate is primarily attributable to non-taxable gains from sale of real estate and non-deductible depreciation in certain foreign jurisdictions and U.S. foreign tax credit benefit for local taxes incurred by foreign subsidiaries.
We had net income of $1.4 million attributable to noncontrolling interests during the three months ended March 31, 2018 compared to a net loss of $0.1 million during the three months ended March 31, 2017. The income attributable to noncontrolling interest in the current period was primarily due to strong performance of the Ritz hotel in Lake Tahoe.
Other Comprehensive Income
The two major components that drive the change in other comprehensive income are the change in foreign currency rates and the gains or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the three months ended March 31, 2018 and 2017.

(Dollars in millions)	Three Months Ended March 31,
	2018	2017
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(2.4)	$0.8
Unrealized foreign currency translation gain, net of noncontrolling interests and tax	30.3	5.4
Amounts reclassified out of accumulated other comprehensive loss during the period	(0.1)	—
Unrealized foreign currency derivative contract loss, net of noncontrolling interests and tax	(7.4)	(0.3)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$20.4	$5.9
Included within the net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders there are realized foreign exchange amounts relating to translation of cash amounts held in different functional currencies of the subsidiary that holds it and realized gains and losses on derivative investments that are not treated as net investment hedges. The table below represents the amount of foreign exchange movements recorded to the statement of operations for the three months ended March 31, 2018 and 2017:

(Dollars in millions)	Three Months Ended March 31,
	2018	2017
Realized foreign currency exchange gain - consolidated statements of operations	0.1	0.4
Realized foreign currency derivative contract loss - consolidated statements of operations	(0.3)	(0.2)
Statement of Operations - realized foreign currency exchange	$(0.2)	$0.2
The main currencies that we have exposure to are the euro and pound sterling. The table below represents the change in rates over the three months ended March 31, 2018 and 2017 as compared to the U.S. Dollar:

	Three Months Ended March 31,
	2018	2017
Euro	2.7%	1.8%
GBP	3.7%	2.2%
Other comprehensive income (loss), net of taxes and noncontrolling interests, for the three months ended March 31, 2018 and 2017 was income of $20.4 million and $5.9 million, respectively.  The gains relating to unrealized foreign currency translation and the offsetting losses related to hedges during the current period are due to the strengthening of the GBP and euro against the US dollar. The amounts in the current period are higher as there is no allocation of net foreign currency gains to noncontrolling interest holders.
Amounts reclassified out of accumulated other comprehensive income are for amounts that are moved out of other comprehensive income and recognized on the consolidated statements of operations.
Liquidity and Capital Resources
Our liquidity and capital resources requirements include acquisitions of real estate and real estate related assets, development, capital expenditures for consolidated real estate and unconsolidated investments and working capital needs. We finance these activities with internally generated funds, cash generated from asset sales, borrowings under our revolving lines of credit, sales of equity and debt securities and cash out refinancings to the extent they are available and fit within our overall portfolio leverage strategy. Our investments in real estate are typically financed with equity from our balance sheet, third party equity and mortgage loans secured primarily by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral, subject to limited customary exceptions. In some cases, we guarantee a portion of the loan related to a consolidated property or an unconsolidated investment, usually until some condition, such as completion of construction or leasing or certain net operating income criteria, has been met. We do not expect these guarantees to materially affect liquidity or capital resources. Please refer to the "Off Balance Sheet Arrangements" section for further information. Historically, we have not required significant capital resources to support our IMRES business.
Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, dividend payments to our shareholders, capital expenditures, development and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through our existing cash and cash equivalents plus capital generated from our IMRES business, sales of real estate, collections from loans, as well as availability on our current revolving lines of credit ($500.0 million undrawn as of March 31, 2018). As of March 31, 2018, we and our consolidated subsidiaries had approximately $933.0 million of potential liquidity, which consists of approximately $500 million of availability under lines of credit and $433.0 million of cash. As of March 31, 2018 we have $45.9 million of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties.
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
Development and Redevelopment
This section includes the developments or redevelopment projects that the Company is undergoing or considering, and excludes for sale residential investments. The scope of these projects may change. There is no certainty that the Company will develop or redevelop any or all of these potential projects. All dollar amounts are Kennedy Wilson's share.

				If Completed
Location	Type	Investment	Status	Est. Completion Date(1)	Commercial Sq. Ft.	MF Units / Hotel Rooms	KW Share Total Capitalization	KW Est. Costs to Complete(2)	KW Est. Cash to Complete
2018-2019
Ireland	Mixed-Use	Capital Dock(4)	Under Construction	2018	240,000	190	$131.8	$36.1	12.7	(3) (5)
WA and NV	Multifamily - Affordable	Vintage Housing Holdings	3 Under Construction	2018-2019	—	711	69.1	30.7	—	(6)
Spain	Retail	Puerta del Sol	In Planning	2019	37,000	—	68.4	4.9	4.9	(3)
Nor Cal	Multifamily	Santa Rosa	In Design	2019	—	120	24.8	23.6	9.6
					277,000	1,021	294.1	95.3	27.2
2020-2021
WA and NV	Multifamily - Affordable	Vintage Housing Holdings	4 In Design	2019-2020	—	1,250	131.3	118.4	—	(6)
Ireland	Multifamily	Clancy Quay - Phase 3	Under Construction	2020	6,000	259	55.4	45.3	9.3	(3)(7)
Ireland	Office	Hanover Quay	In Planning	2020	61,000	—	39.7	31.8	15.9	(3)(8)
Ireland	Office	Kildare	In Design	2020	65,000	—	57.9	47.1	23.5	(3)(8)
Nor Cal	Office	400/430 California(9)	Under Construction	2020	247,000	—	21.5	5.0	5.0
Hawaii	Hotel	Kona Village Resort	In Design	2021	—	150	TBD	TBD	TBD
Various	Various	Other	In Design		TBD	—	TBD	TBD	TBD
Total Development					656,000	2,680	$599.9	$342.9	$80.9
Note: 200 Capital Dock, which was sold in May 2017 in a forward-funding sale agreement with JPMorgan and has a KW Gross Asset Value of $11.7 million, is excluded from the table above.
(1) The actual completion date for projects is subject to several factors, many of which are not within our control. Accordingly, the projects identified may not be completed when expected, or at all.

(2)
Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of March 31, 2018. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase. KW cost to complete differs from KW share total capitalization as the latter includes costs that have already been incurred to date while the former relates to future estimated costs.

(3) Estimated foreign exchange rates are €0.81 = $1 USD and £0.71 = $1 USD, related to NOI.
(4) In December 2017, Indeed, one of the world's largest talent recruiting companies, signed the largest Dublin lease of this cycle to fully occupy the office space at Capital Dock.
(5) Will be partially financed with the proceeds from the forward-funding sale agreement of 200 Capital Dock, which was executed with JPMorgan during 2Q-2017. We still have $49.2 million still available under the project's $154.1 million construction loan as of March 31, 2018.
(6) We anticipate these development projects to be financed with tax-exempt bonds and tax-credit equity.
(7) In April 2018, we secured a $78.2 million loan to finance the development of Clancy Quay - Phase 3.
(8) We anticipate being able to secure construction financing at a 50% leverage of KW Estimated Costs to Complete. These figures reflect this leverage assumption and are budgeted costs and are subject to change.
(9) In March 2018, a lease was signed with WeWork to fully occupy 430 California.
Kennedy Wilson has a number of development, redevelopment and entitlement projects that are underway or in the planning stages.  These initiatives may ultimately result in 2,680 multifamily units and 656,000 commercial rentable square feet, along with substantial upgrades to certain multifamily and commercial properties and hotels. If these projects were brought to completion the estimated share of the Company's total capital would be approximately $599.9 million which we expect would be funded through our existing equity, third party equity, project sales and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. As of March 31, 2018, we expect to invest $342.9 million which would be comprised of $80.9 million of cash from us to develop to completion or complete the entitlement process on these projects. These figures are budgeted costs and are subject to change. We and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process.
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
The Capital Dock development is currently being funded with proceeds from the sale of 200 Capital Dock, equity from us and our equity partners as well as a construction loan that we have in place. We hold a 42.5% ownership interest in the development and as of March 31, 2018 we have invested $51.6 million of equity in the project. During the three months ended March 31, 2018, we contributed a total of $7.8 million to the project. Additionally, we received a $22.7 million distribution relating to the construction loan that we entered into during the second quarter of 2017 ($104.9 million drawn down as of March 31, 2018).
We currently expect the estimated remaining cost to complete the development to be $36.1 million with additional equity from us of approximately 12.7 million.  The remainder will be funded form our partners, undrawn proceeds from the construction loan and cash received from the sale of 200 Capital Dock. We expect to be finished by the end of 2018. This is a budgeted figure, however, and is subject to change (increase or decrease) due to a number of factors, including, that this project is being developed under a construction management contract with the general contractor and therefore could be called upon to contribute additional capital in the event that actual costs exceed budgeted costs (currently approximately 98% of the budgeted costs have been fixed under price-capped agreements between the general contractor and various subcontractors). We may decide to sell all or part of the remaining Capital Dock development before the development is complete. In addition to Capital Dock, we are concurrently building approximately 259 multifamily units at Phase 3 of Clancy Quay in Dublin, Ireland.
Recent Developments
Subsequent to March 31, 2018, we purchased The Elysian, a 206-unit multifamily property in Ireland for $108 million. Additionally, we and our equity partners sold three retail properties and one office property in the Western U.S., U.K. and Ireland, at an aggregate sales price of $43 million. We have an average ownership interest of 92% in these properties. We received a total of approximately $24 million in net proceeds from these transactions and recorded a pre-tax gain on sale from these transactions of approximately $7 million.

We and our equity partners are under binding contracts to purchase one multifamily property, an office property, and three multifamily development sites in the Western U.S. for $116 million. We anticipate financing these acquisitions with a combination of debt financing, cash from our balance sheet and partner equity. We currently expect our aggregate equity investment in these acquisitions to be approximately $50 million. Upon acquisition, we will have an average ownership interest in these properties of approximately 18%. We and our equity partners are also under separate binding contracts to sell six multifamily properties, one retail property, one office property, one hotel, and one multifamily development site in the Western U.S., U.K. and Italy, at an aggregate sales price of approximately $527 million. We have an average ownership interest of 56% in these properties. We currently expect to receive a total of approximately $196 million in net proceeds from these transactions and record a pre-tax gain on sale from these transactions of approximately $100 million. We anticipate that these transactions will close in the second and third quarters of 2018; however, there can be no assurance that we will complete such transactions under contract.

Share Repurchase Plan

On March 20, 2018, our Board of Directors approved the repurchase of up to $250 million of the Company’s common stock. The company intends to fund the share repurchase program primarily with proceeds from future sales of non-core assets. The company currently expects to complete the repurchase program within the next 18 months. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of the company’s restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the company’s discretion. The program does not obligate the Company to repurchase any specific number of shares and, subject to compliance with applicable laws, may be suspended or terminated at any time without prior notice. Including post-period activity, we have $126.5 million remaining under the current plan for stock repurchases.

Consolidated and Unconsolidated Investment Portfolio
In addition to our development and redevelopment initiatives we regularly implement a value add approach to our consolidated and unconsolidated investments which includes rehabbing properties and adding or updating property amenities.  The capital required to implement these value-add initiatives is typically funded with capital calls, refinancing or supplemental financings at the property level.  We are not required to make these investments, but they are a key driver in our ability to increase net operating income at our properties post acquisition. We typically invest $30 million to $50 million a year to fund capital expenditures for our consolidated and unconsolidated investment portfolio.

Under our current joint venture strategy, we generally contribute property expertise and a fully funded initial cash contribution, with commitments to provide additional funding. As of March 31, 2018, we have unfulfilled capital commitments totaling $53.7 million to our unconsolidated investments.
Cash Flows
The following table summarizes the cash provided by or used in our operating, investing and financing activities for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Net cash provided by operating activities	$48.8	$11.2
Net cash used in investing activities	(54.6)	(9.2)
Net cash provided by (used in) financing activities	79.1	(88.2)
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions from our unconsolidated investments, revenues from our IMRES business net of operating expenses and other general and administrative costs.  Substantially all cash flows provided by operations of $48.8 million and $11.2 million for the three months March 31, 2018 and 2017, respectively, are due to lease payments derived from our rental properties and operating distributions from our unconsolidated investments. These amounts are partially offset from the payment of annual discretionary compensation during both periods and interest expense to fund our investment business. The increase in cash flow from operations is due to the timing of when discretionary bonuses were paid. Typically bonuses are paid in the first quarter of the year, a portion of the 2017 bonus was paid during the fourth quarter of 2017 thus reducing the impact on cash flows from operations during the first quarter of 2018.
Investing
Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in unconsolidated investments, capital expenditures, purchases of loans secured by real estate, as well as cash received from property sales and return of capital from our unconsolidated investments. Net cash used in investing activities totaled $54.6 million for the three months ended March 31, 2018. Kennedy Wilson invested $190.2 million for additions to real estate in our Mountain States multifamily portfolio and paid a $10.4 million deposit on a multifamily property in Ireland. We received $113.9 million from the sale of non-core commercial assets in the United Kingdom. On our Capital Dock development, we spent $8.4 million and received $38.9 million for reaching a completion milestone. We received $13.1 million in investing distributions on unconsolidated investments relating to resyndications at VHH and property sales. This offset by $18.8 million contributed to unconsolidated investments to fund new investments and capital expenditures. We also received $7.2 million from the liquidation of our marketable securities portfolio.
Net cash used in investing activities totaled $9.2 million for the three months ended March 31, 2017. Kennedy Wilson invested $47.0 million for additions to real estate. We collected $6.4 million on a loan secured by an office property in San Diego, CA during the first quarter. In addition to this sale, we received $40.3 million from the sale of real estate in Europe and the Western U.S.
Financing
Our net cash related to financing activities are generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash provided by financing activities totaled $79.1 million for the three months ended March 31, 2018.  We received $246.6 million from an offering of our 2024 Notes which was used to repay $175.0 million on our revolving credit facility (we had drawn $75.0 million prior to this repayment) and $75.0 million on our term loan facility. We paid $17.2 million to shareholders of KWE relating to dividends on shares that were declared on shares that were outstanding prior to the KWE transaction but were not paid until the current period. Kennedy Wilson received proceeds of $98.0 million from mortgage loans to finance and refinance consolidated property acquisitions. These were partially offset by repayment of $29.2 million of investment debt. The Company paid dividends of $29.3 million and repurchased $22.0 million worth of shares during the three months ended March 31, 2018.
Net cash used in financing activities totaled $88.2 million for the three months ended March 31, 2017.  Cash used primarily consisted of repayment of $56.5 million of investment debt, distributions of $15.9 million to noncontrolling interest holders, the repurchase and retirement of common stock of 29.2 million. These were partially offset by proceeds of $24.0 million from mortgage loans to finance and refinance consolidated property acquisitions.

Contractual Obligations and Commercial Commitments
At March 31, 2018, Kennedy Wilson's contractual cash obligations, including debt and operating leases, included the following:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual obligations(6)
Borrowings:(1) (4)
Mortgage debt(2) (4)	$3,293.8	$42.9	$719.3	$904.9	$1,626.7
Senior notes(3) (4)	1,150.0	—	—	—	1,150.0
Credit Facility(4)	125.0	—	125.0	—	—
KWE unsecured bonds(4) (5)	1,378.8	—	—	700.8	678.0
Total borrowings	5,947.6	42.9	844.3	1,605.7	3,454.7
Operating leases	9.3	2.2	5.4	1.7	—
Total contractual cash obligations(7)	$5,956.9	$45.1	$849.7	$1,607.4	$3,454.7

(1) See notes 8-10 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year - $164.1 million; 1-3 years - $609.6 million; 4-5 years - $329.0 million; After 5 years - $180.8 million. The interest payments on variable rate debt have been calculated using the interest rate in effect at March 31, 2018.
(2) Excludes $2.3 million of net unamortized debt premium on mortgage debt.
(3) Excludes $5.3 million of unamortized debt discount on senior notes.
(4) Excludes $49.4 million of unamortized loan fees.
(5) Excludes $4.0 million net unamortized discount on KWE unsecured bonds.
(6) Kennedy Wilson's share of contractual obligations, (excluding amounts that are attributable to noncontrolling interests), including debt and operating leases, consisted of the following: Less than 1 year - $40.8 million; 1-3 years - $762.9 million; 4-5 years - $1,597.3 million; After 5 years - $3,262.5 million.
(7) Table above excludes $53.7 million unfulfilled capital commitments to our unconsolidated investments.

Indebtedness and Related Covenants
The following describes KWH's corporate indebtedness and related covenants.
Senior Notes Payable
In March 2014, Kennedy-Wilson, Inc., completed a public offering of $300.0 million aggregate principal amount of 5.875% Senior Notes due 2024 (the “2024 Notes”), for approximately $290.7 million, net of discount and estimated offering expenses. The 2024 Notes were issued pursuant to an indenture dated as of March 25, 2014, by and among Kennedy-Wilson, Inc., as issuer, and Wilmington Trust National Association, as trustee, as supplemented by a supplemental indenture, dated as of March 25, 2014, by and between Kennedy-Wilson, Inc. as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantors, and Wilmington Trust National Association, as trustee (the indenture, as so supplemented, the “2024 Indenture”). The issuer's obligations under the 2024 Notes are fully and unconditionally guaranteed by Kennedy-Wilson Holdings, Inc. and the subsidiary guarantors. At any time prior to April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at the redemption price specified in the 2024 Indenture, plus accrued and unpaid interest, if any, to the redemption date. Prior to April 1, 2017, the issuer may also redeem up to 35% of the 2024 Notes from the proceeds of certain equity offerings. Interest on the 2024 Notes accrues at a rate of 5.875% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2014. The 2024 Notes will mature on April 1, 2024. In November 2014, August 2016 and March 2018, we completed three additional public offerings of $350 million, $250 million and $250 million, respectively, aggregate principal amounts of 5.875% Senior Notes, due 2024 (the “Additional Notes”). The Additional Notes have substantially identical terms as the 2024 Notes described above and are treated as a single series with the 2024 Notes under such 2024 Indenture. The offerings that took place in November 2014 and August 2016 were issued and sold at public offering prices of 100.0% of their principal amount, plus accrued interest. The offering that took place in March 2018 was issued and sold at public offering price of 98.625% of the principal amount, plus accrued and unpaid interest from, and including, October 1, 2017. The amount of the 2024 Notes included in the accompanying consolidated balance sheets was $1,144.7 million at March 31, 2018.
KWE Senior Notes Payable
In June 2015, KWE completed its inaugural bond offering ("KWE Bonds") of approximately $420.5 million (based on
March 31, 2018 exchange rates) (£300 million) in 3.95% fixed-rate senior unsecured bonds due 2022. In September 2016, KWE completed an additional bond offering of approximately $280.3 million (based on March 31, 2018 rates) (£200 million) under the same indenture as the KWE Bonds mentioned above. The KWE Bonds have a carrying value of $700.8 million at March 31, 2018. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros.

In addition, during the fourth quarter of 2015, KWE established a £2.0 billion (approximately $2.8 billion based on March 31, 2018 exchange rates) Euro Medium Term Note Programme ("EMTN"). Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. During the fourth quarter of 2015 and second quarter of 2016, KWE drew down under its EMTN Programme, with the issuances of senior unsecured notes for an aggregate principal amount of approximately $677.8 million (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $674.0 million have an annual fixed coupon of 3.25%, and mature in 2025. The KWE Notes rank pari passu with the KWE Bonds and are subject to the same restrictive covenants.

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

Borrowings Under Line of Credit

On October 3, 2017, Kennedy-Wilson, Inc. (the “Borrower”), a wholly-owned subsidiary of Kennedy-Wilson Holdings, Company, KWH and certain subsidiaries of the Company (the “Subsidiary Guarantors”) entered into an Escrow Agreement with a syndicate of lenders (the “Lenders”), Bank of America, N.A. ("BofA"), as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill"), JPMorgan Chase Bank, N.A. ("JPM") and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, pursuant to which the parties delivered executed signature pages to a $700 million unsecured revolving credit and term loan facility (the “A&R Facility”), which amended and restated the Borrower’s existing revolving credit facility. The A&R Facility is comprised of a $500 million revolving line of credit and a $200 million term loan facility. Loans under the revolving line of credit bear interest at a rate equal to LIBOR plus between 1.75% and 2.75%, depending on the consolidated leverage ratio as of the applicable measurement date. Loans under the term loan facility bear interest at a rate equal to LIBOR plus between 1.65% and 2.65%, depending on the consolidated leverage ratio as of the applicable measurement date. The A&R Facility has a maturity date of March 31, 2021. Subject to certain conditions precedent and at the Borrower’s option, the maturity date of the A&R Facility may be extended by one year.
The Company has an outstanding balance of $125.0 million on the A&R Facility with $500.0 million available to be drawn under the revolving credit facility.
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
The A&R Facility has certain covenants as defined within its Amended and Restated Credit Agreement, Dated as of October 20, 2017 (the "Credit Agreement") that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, repurchase capital stock or debt, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,066,775,300 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of the effective date of the Credit Agreement, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $300,351,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55% , measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of March 31, 2018, the Company was in compliance with these covenants.

The indentures governing the 2024 Notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. As of March 31, 2018, the balance sheet leverage ratio was 1.03 to 1.00.
Off-Balance Sheet Arrangements
We have provided guarantees associated with loans secured by consolidated assets. At March 31, 2018, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $84.8 million. The guarantees expire through 2027, and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
As of March 31, 2018, we have unfulfilled capital commitments totaling $53.7 million to our unconsolidated investments. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
Please refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for discussion of our non-recourse carve-out guarantees arrangements, as there have been no material changes to that disclosure.
Certain Non-GAAP Measures and Reconciliations
The table below is a reconciliation of Non-GAAP measures to their most comparable GAAP measures, for amounts relating to the three months ended March 31, 2014 through 2018.

	Three Months Ended March 31,
(dollars in millions)	2018	2017	2016	2015	2014
Net (loss) income	$(1.0)	$0.9	$20.5	$(4.3)	$49.9
Non-GAAP Adjustments
Add back:
Interest expense	58.9	50.0	44.6	32.4	15.8
Kennedy Wilson's share of interest expense included in unconsolidated investments	5.1	5.5	6.1	6.4	11.0
Depreciation and amortization	55.7	49.7	48.3	36.6	7.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	3.5	4.3	5.2	8.8	14.8
(Benefit from) provision for income taxes	(2.6)	(4.1)	0.5	(8.1)	8.8
Share-based compensation	9.9	10.7	17.5	7.3	1.7
EBITDA attributable to noncontrolling interests	(6.9)	(39.7)	(70.9)	(25.4)	(40.1)
Adjusted EBITDA	$122.6	$77.3	$71.8	$53.7	$69.2

	Three Months Ended March 31,
(Dollars in millions)	2018	2017	2016	2015	2014
Net income	$(1.0)	$0.9	$20.5	$(4.3)	$49.9
Non-GAAP adjustments:
Add back:
Depreciation and amortization	55.7	49.7	48.3	36.6	7.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	3.5	4.3	5.2	8.8	14.8
Share-based compensation	9.9	10.7	17.5	7.3	1.7
Net income attributable to the noncontrolling interests, before depreciation and amortization(1)	(4.9)	(22.9)	(53.2)	(17.9)	(39.4)
Adjusted Net Income(2)	$63.2	$42.7	$38.3	$30.5	$34.3
(1) (2) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Net Income.

	Three Months Ended March 31,
(Dollars in millions)	2018	2017	2016	2015	2014
Investment management, property services and research fees(1)	$10.1	$11.0	$12.6	$10.6	$9.5
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation	2.8	7.2	7.5	7.0	1.6
Performance fees included in unconsolidated investments	10.3	6.5	6.5	5.8	3.7
Kennedy Wilson's share of fees in unconsolidated service businesses	—	2.9	3.4	3.7	3.4
Adjusted Fees	$23.2	$27.6	$30.0	$27.1	$18.2
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
The table below is a reconciliation of Non-GAAP measures included within the Company's same property analysis, to their most comparable GAAP measures.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Same Property		Same Property
(dollars in millions)	Revenue	NOI	Revenue	NOI
Operating Income	$27.8	$27.8	$41.2	$41.2
Less: Sale of real estate	(9.4)	(9.4)	(0.8)	(0.8)
Less: Investment management, property services and research fees	(10.1)	(10.1)	(11.0)	(11.0)
Less: Loans and other income	(0.6)	(0.6)	(2.1)	(2.1)
Add: Rental operating	41.6	—	36.0	—
Add: Hotel operating	30.8	—	24.4	—
Add: Cost of real estate sold	8.4	8.4	0.7	0.7
Add: Commission and marketing	1.4	1.4	2.0	2.0
Add: Compensation and related	39.6	39.6	32.7	32.7
Add: General and administrative	11.4	11.4	10.0	10.0
Add: Depreciation and amortization	55.7	55.7	49.7	49.7
Less: Income from unconsolidated investments	(26.0)	(26.0)	(29.0)	(29.0)
Property-Level (Consolidated)	$170.6	$98.2	$153.8	$93.4
Less: NCI adjustments (1)	(14.3)	(6.5)	(13.3)	(5.8)
Add: Unconsolidated investment adjustments (2)	16.5	11.2	15.0	10.0
Add: Straight-line and above/below market rents	(4.6)	(4.6)	(2.8)	(2.8)
Less: Reimbursement of recoverable operating expenses	(9.6)	—	(7.1)	—
Less: Properties bought and sold (3)	(16.4)	(9.4)	(15.3)	(6.5)
Less: Other properties excluded (4)	(6.7)	(1.1)	(7.8)	(0.9)
Other Reconciling Items (5)	(3.6)	1.6	5.3	(1.7)
Same Property	$131.9	$89.4	$127.8	$85.7

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
(dollars in millions)	Same Property		Same Property
Same Property (Reported)	Revenue	NOI	Revenue	NOI
Commercial - Same Property	$51.7	$47.0	$50.3	$46.1
Multifamily Market Rate Portfolio - Same Property	49.7	33.9	47.0	31.5
Multifamily Affordable Portfolio - Same Property	7.0	4.8	6.7	4.5
Hotel - Same Property	23.5	3.7	23.8	3.6
Same Property	$131.9	$89.4	$127.8	$85.7
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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of March 31, 2018, 77% of our consolidated level debt is fixed rate, 13% is floating rate with interest caps and 10% is floating rate without interest caps.

We hold variable rate debt on some of our consolidated properties that are subject to interest rate fluctuations.  In order to mitigate some of the risk associated with increasing interest rates we have purchased interest rate caps that limit the amount that interest expense can increase with rate increases.  However, some of our debt is uncapped and the mortgages that do have interest caps are subject to increased interest expense until rates hit the level of caps that have been purchased.  If there was a 100-basis point increase or decrease, we would have a $9.2 million increase in interest expense or $5.0 million in interest expense savings during 2018 of our current consolidated mortgages.  The weighted average strike price on caps and maturity of Kennedy Wilson’s variable rate mortgages is 2.64% and approximately 4 years, respectively, as of March 31, 2018.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of March 31, 2018. The weighted average interest rate for the various assets and liabilities presented are actual as of March 31, 2018. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
	2018	2019	2020	2021	2022	Thereafter	Total	as of March 31, 2018
(Dollars in millions)
Interest rate sensitive assets
Cash and cash equivalents	$433.0	$—	$—	$—	$—	$—	$433.0	$433.0
Average interest rate	0.06%	—%	—%	—%	—%	—%	0.06%	—
Fixed rate receivables	29.7	—	—	—	—	—	29.7	29.7
Average interest rate (1)	0.25%	—%	—%	—%	—%	—%	0.25%	—
Variable rate receivables	—	—	—	—	—	—	—	—
Average interest rate	—%	—%	—%	—%	—%	—%	—%	—
Total	$462.7	$—	$—	$—	$—	$—	$462.7	$462.7
Weighted average interest rate	0.07%	—%	—%	—%	—%	—%	0.07%
Interest rate sensitive liabilities
Variable rate borrowings	$26.2	$283.1	$37.5	$226.0	$394.2	$382.0	$1,349.0	$1,367.2
Average interest rate	4.95%	3.16%	4.80%	4.06%	1.96%	3.44%	3.12%	—
Fixed rate borrowings	53.6	53.2	117.7	46.0	713.7	3,614.3	4,598.5	4,586.7
Average interest rate	4.13%	4.23%	3.13%	4.85%	3.96%	4.16%	4.11%	—
Total	$79.8	$336.3	$155.2	$272.0	$1,107.9	$3,996.3	$5,947.5	$5,953.9
Weighted average interest rate	4.40%	3.33%	3.53%	4.19%	3.25%	4.09%	3.89%

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
As our business in Europe continues to grow, fluctuations in the Euro and GBP foreign exchange rates will have a greater impact on our business. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes. In order to manage the potential exposure from adverse changes in foreign exchange rates arising from our net investments in foreign operations, we may enter into currency derivative contracts such as foreign currency forward contracts and options to hedge all or portions of the net investments in our non-U.S. dollar denominated foreign operations. With the closing of KWE Transaction, we will have a higher exposure to Euro and GBP investments and greater foreign exchange impact on our financial statements. We are currently looking into different strategies on how to handle this increased exposure going forward and may enter into different types of derivative contracts in order to mitigate our increased foreign currency exposure.
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
If there was a 5% increase or decrease in foreign exchange rates on the currencies we invest in to the U.S. Dollar our net asset value would increase by $11.2 million or decrease by $15.0 million. If rates moved 10% we would have an increase of $19.0 million and a decrease of $31.4 million.

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

The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. There were no material changes from the risk factors disclosed in Item 1A of our report on Form 10-K for the fiscal year ended December 31, 2017, as supplemented by the risk factors disclosed in Item 1A of our report on Form 10-Q for the fiscal quarter ended March 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
January 1 - January 31, 2018	531,111	$17.81	4,617,483	$10,780,339
February 1 - March 31, 2018(2)	600,907	17.35	5,218,390	239,573,694
Total(3)	1,132,018	$19.10	5,218,390	$239,573,694
(1) On February 25, 2016, our board of directors authorized us to repurchase up to $100 million of its common shares, from time to time, subject to market conditions. This program expired on February 25, 2018.
(2) On March 20, 2018, our board of directors authorized us to repurchase up to $250 million of our common shares, from time to time, subject to market conditions.
(3) Subsequent to March 31, 2018, the Company has repurchased 6,444,356 shares at an average price of $17.54. The Company has repurchased 11,662,746 shares and has $126.5 million yet to be purchased under the Plan.

In addition to the repurchases of the Company’s common stock made above, the Company also withheld shares with respect to the vesting of restricted stock that the Company made to its employees.  Shares that vested during the three months ended March 31, 2018 and 2017 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities.  During the three months ended March 31, 2018 and 2017, total payments for the employees’ tax obligations to the taxing authorities were $1.9 million (112,115 shares withheld) and $27.5 million (1,114,903 shares withheld), respectively.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Kennedy-Wilson Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the registrant's Current Report on Form 8-K filed with SEC on February 5, 2018).

4.10
Supplemental Indenture No. 9 dated March 2, 2018 among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 3.1 of the registrant's Current Report on Form 8-K filed with the SEC on March 2, 2018).

4.11
Registration Rights Agreement, dated as of March 2, 2018, among Kennedy-Wilson Holdings, Inc., Kennedy-Wilson, Inc., the subsidiary guarantor parties thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 3.1 of the registrant's Current Report on Form 8-K filed with SEC on March 2, 2018)

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

KENNEDY-WILSON HOLDINGS, INC.

Dated:	May 4, 2018	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)