Form 10-Q
period 2018-09-30
Kennedy-Wilson Holdings, Inc.
filed 2018-11-01
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
The number of shares of common stock outstanding as of October 30, 2018 was 144,192,075.

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
“Adjusted EBITDA” represents net income before interest expense, our share of interest expense included in income from investments in unconsolidated investments, depreciation and amortization, our share of depreciation and amortization included in income from unconsolidated investments, early extinguishment of corporate debt, provision for (benefit from) income taxes, share-based compensation expense for the Company and EBITDA attributable to noncontrolling interests.  Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP measures” for a reconciliation of Adjusted EBITDA to net income as reported under GAAP. Our management uses Adjusted EBITDA to analyze our business because it adjusts net income for items we believe do not accurately reflect the nature of our business going forward or that relate to non-cash compensation expense or noncontrolling interests. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations. However, Adjusted EBITDA is not a recognized measurement under GAAP and when analyzing our operating performance, readers should use Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not remove all non-cash items or consider certain cash requirements such as tax and debt service payments. The amount shown for Adjusted EBITDA

i

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
    "Equity partners" refers to non-wholly-owned subsidiaries that we consolidate in our financial statements under U.S. GAAP and third-party equity providers.
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

ii

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

(Dollars in millions, except share and per share amounts)	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$419.4	$351.3
Accounts receivable (including $4.0 and $5.2 of related party)	75.8	62.7
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	5,820.3	6,443.7
Loan purchases and originations	29.4	84.7
Unconsolidated investments (including $597.7 and $380.7 at fair value)	789.7	519.3
Other assets	246.8	263.1
Total assets(1)	$7,381.4	$7,724.8

Liabilities and equity
Liabilities
Accounts payable	$28.1	$19.5
Accrued expenses and other liabilities	506.2	465.9
Mortgage debt	2,872.2	3,156.6
KW unsecured debt	1,250.6	1,179.4
KWE unsecured bonds	1,282.5	1,325.9
Total liabilities(1)	5,939.6	6,147.3

Equity
Common stock, 144,192,075 and 151,561,284 shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	1,753.1	1,883.3
Accumulated deficit	(56.7)	(90.6)
Accumulated other comprehensive loss	(443.4)	(427.1)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	1,253.0	1,365.6
Noncontrolling interests	188.8	211.9
Total equity	1,441.8	1,577.5
Total liabilities and equity	$7,381.4	$7,724.8

(1) The assets and liabilities as of September 30, 2018 include $681.4 million (including cash held by consolidated investments of $28.4 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $589.0 million) and $353.9 million (including investment debt of $311.0 million), respectively, from consolidated variable interest entities ("VIEs"). The assets and liabilities as of December 31, 2017 include $904.4 million (including cash held by consolidated investments of $39.1 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $789.1 million) and $510.0 million (including investment debt of $475.3 million), respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except share and per share amounts)	2018	2017	2018	2017
Revenue
Rental	$123.4	$125.5	$392.6	$373.6
Hotel	43.5	37.3	117.6	95.8
Sale of real estate	6.5	89.8	48.7	103.4
Investment management, property services and research fees (includes $5.0, $7.5, $11.3 and $17.5 of related party fees)	12.4	11.4	34.8	32.7
Loan purchases, loan originations and other	—	8.5	1.1	15.0
Total revenue	185.8	272.5	594.8	620.5
Operating expenses
Rental operating	38.2	38.0	119.5	110.5
Hotel operating	30.6	26.1	90.8	73.3
Cost of real estate sold	5.8	63.4	45.6	73.7
Commission and marketing	1.1	2.1	4.6	5.9
Compensation and related	38.3	35.4	122.8	113.5
General and administrative	11.7	10.8	36.6	30.7
Depreciation and amortization	51.5	55.4	158.7	157.2
Total operating expenses	177.2	231.2	578.6	564.8
Income from unconsolidated investments	24.0	17.6	60.9	57.4
Operating income	32.6	58.9	77.1	113.1
Non-operating income (expense)
Gain on sale of real estate, net	39.4	5.3	304.2	77.0
Acquisition-related expenses	(0.4)	(1.0)	(0.6)	(2.3)
Interest expense	(55.2)	(56.8)	(181.3)	(158.9)
Other income (expense)	3.4	(0.3)	13.5	4.6
Income before (provision for) benefit from income taxes	19.8	6.1	212.9	33.5
(Provision for) benefit from income taxes	(6.9)	3.7	(33.7)	(0.9)
Net income	12.9	9.8	179.2	32.6
Net income attributable to the noncontrolling interests	(0.8)	(18.7)	(59.9)	(31.3)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$12.1	$(8.9)	$119.3	$1.3
Basic income (loss) per share
Income (loss) per basic	$0.09	$(0.08)	$0.83	$0.01
Weighted average shares outstanding for basic	141,003,413	111,966,716	143,450,695	111,955,924
Diluted income (loss) per share
Income (loss) per diluted	$0.09	$(0.08)	$0.83	$0.01
Weighted average shares outstanding for diluted	141,800,972	111,966,716	144,516,045	111,955,924
Dividends declared per common share	$0.19	$0.17	$0.57	$0.51

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017

Net income	$12.9	$9.8	$179.2	$32.6
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	—	0.1	—	0.2
Unrealized foreign currency translation (loss) gain	(7.5)	50.5	(46.4)	171.3
Amounts reclassified out of AOCI during the period	0.1	0.1	13.2	0.1
Unrealized currency derivative contracts (loss) gain	(0.2)	(11.5)	22.0	(44.3)
Total other comprehensive (loss) income for the period	(7.6)	39.2	(11.2)	127.3

Comprehensive income	5.3	49.0	168.0	159.9
Comprehensive loss (income) attributable to noncontrolling interests	0.1	(52.9)	(65.0)	(138.8)
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$5.4	$(3.9)	$103.0	$21.1

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statement of Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(Dollars in millions, except share amounts)	Shares	Amount					Total
Balance at December 31, 2017	151,561,284	$—	$1,883.3	$(90.6)	$(427.1)	$211.9	$1,577.5
Shares forfeited	(15,100)	—	—	—	—	—	—
Restricted stock grants (RSG)	1,514,800	—	—	—	—	—	—
Shares retired due to RSG vesting	(380,768)	—	(6.8)	—	—	—	(6.8)
Shares retired due to common stock repurchase program	(8,488,141)	—	(151.3)	(2.0)	—	—	(153.3)
Stock based compensation	—	—	27.9	—	—	—	27.9
Other comprehensive income (loss):
Unrealized foreign currency translation (loss) gain, net of tax	—	—	—	—	(33.2)	5.1	(28.1)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	17.0	—	17.0
Unrealized loss on marketable securities, net of tax	—	—	—	—	(0.1)	—	(0.1)
Common stock dividends	—	—	—	(83.4)	—	—	(83.4)
Net income	—	—	—	119.3	—	59.9	179.2
Contributions from noncontrolling interests	—	—	—	—	—	16.8	16.8
Distributions to noncontrolling interests	—	—	—	—	—	(104.9)	(104.9)
Balance at September 30, 2018	144,192,075	$—	$1,753.1	$(56.7)	$(443.4)	$188.8	$1,441.8

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2018	2017
Cash flows from operating activities:
Net income	$179.2	$32.6
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain from sale of real estate	(307.3)	(106.7)
Depreciation and amortization	158.7	157.2
Above/below and straight-line rent amortization	(11.7)	(7.9)
Provision for (benefit from) deferred income taxes	20.5	(5.8)
Amortization of deferred loan costs	10.7	6.3
Accretion of interest income on loans	(0.6)	(12.1)
Amortization of discount and accretion of premium on issuance of the senior notes and investment debt	1.5	(0.9)
Unrealized net (gain) loss on derivatives	(12.1)	15.8
Income from unconsolidated investments	(60.9)	(57.4)
Operating distributions from unconsolidated investments	33.7	67.6
Operating distributions from loan purchases and originations	0.6	5.1
Share-based compensation	27.9	29.2
Change in assets and liabilities:
Accounts receivable	(14.5)	(4.9)
Other assets	(7.3)	(4.5)
Accounts payable, accrued expenses and other liabilities	73.4	16.0
Net cash provided by operating activities	91.8	129.6
Cash flows from investing activities:
Collections of loans	4.5	16.9
Additions to loans	(1.9)	—
Net proceeds from sale of consolidated real estate	1,164.9	261.9
Purchases of and additions to consolidated real estate	(440.9)	(475.0)
Proceeds from settlement of foreign derivative contracts	7.8	3.1
Purchases of foreign derivative contracts	(0.8)	(0.6)
Investment in marketable securities	—	(0.6)
Proceeds from sale of marketable securities	7.4	0.6
Additions to development project asset	(22.2)	(13.0)
Proceeds from development project asset	38.9	36.9
Distributions from unconsolidated investments	48.0	89.4
Contributions to unconsolidated investments	(293.1)	(62.3)
Net cash provided by (used in) investing activities	512.6	(142.7)
Cash flows from financing activities:
Borrowings under senior notes payable	246.6	—
Borrowings under line of credit	225.0	400.0
Repayment of lines of credit	(325.0)	(50.0)
Borrowings under investment debt	478.7	258.3
Repayment of investment debt	(719.8)	(142.6)
Repayment of term loan	(75.0)	—
Debt issue costs	(7.7)	(1.4)
Repurchase and retirement of common stock	(160.1)	(35.6)
Dividends paid	(84.2)	(57.1)
Costs associated with KWE transaction	—	(10.0)
Acquisition of KWE shares from noncontrolling interest holders	—	(3.3)
KWE closing dividend	(17.2)	—
Contributions from noncontrolling interests, excluding KWE	22.8	43.6
Distributions to noncontrolling interests	(104.9)	(93.3)
Net cash (used in) provided by financing activities	(520.8)	308.6
Effect of currency exchange rate changes on cash and cash equivalents	(15.5)	51.5
Net change in cash and cash equivalents(1)	68.1	347.0
Cash and cash equivalents, beginning of period	351.3	885.7
Cash and cash equivalents, end of period	$419.4	$1,232.7
(1) See discussion of non-cash effects in notes to consolidated statements of cash flows.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental cash flow information:

	Nine Months Ended September 30,
(Dollars in millions)	2018	2017
Cash paid for:
Interest(1)(3)	$145.4	$127.6
Income taxes(2)	7.0	15.6

(1) $5.4 million and $36.6 million attributable to noncontrolling interests for the nine months ended September 30, 2018 and 2017, respectively.
(2) $12.0 million attributable to noncontrolling interests for the nine months ended September 30, 2017.
(3) Includes $5.8 million and $2.6 million of capitalized interest for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018 and December 31, 2017 we have $60.1 million and $43.6 million, respectively, of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties.

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
(Dollars in millions)	2018	2017

Accrued capital expenditures	$2.2	$18.2
Dividends declared but not paid on common stock	27.4	19.4

During the nine months ended September 30, 2018, the Company gained control over a pool of loans secured by six hotels located in the United Kingdom that were previously accounted for as loan purchases. The assets and liabilities of these properties were consolidated in Kennedy Wilson's financial statements at fair value.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1—BASIS OF PRESENTATION
Kennedy Wilson's unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") may have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make their presentation not misleading. In the Company's opinion, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2018 and 2017 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2018. For further information, your attention is directed to the footnote disclosures found in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. Throughout these unaudited interim consolidated financial statements “Kennedy Wilson” is referenced, which is defined as the Company and its subsidiaries that are consolidated in its financial statements under U.S. GAAP.  All significant intercompany balances and transactions have been eliminated in consolidation. "KW," “KWH,” “Kennedy Wilson,” the “Company,” “we,” “our,” or “us” are also referred to which are defined as Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries.
 In addition, throughout these unaudited interim consolidated financial statements, “equity partners” is referred to, which is defined as the non-wholly owned subsidiaries that are consolidated in the Company's financial statements under U.S. GAAP and third-party equity partners.
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
REVENUE RECOGNITION—In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 606, Revenue from Contracts with Customers, which introduced a new five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. The model identifies the contract, any separate performance obligations in the contract, determines the transaction price, allocates the transaction price and recognizes revenue when the performance obligations are satisfied. Management has concluded that, with the exception of performance fees, the nature of the Company's revenue streams is such that the requirements are generally satisfied at the time that the fee becomes receivable. Consequently, the new standard did not impact the timing of revenue recognition for these revenue streams.
The Company has concluded that performance fees to the Company, based on cumulative fund performance to-date, represent equity method investments that are not in the scope of the amended revenue recognition guidance. Effective January 1, 2018, the Company changed its policy for recognition and measurement of performance fees. This accounting policy change did not change the timing or amount of income recognized related to performance fees. Prior to this accounting method change, the performance-based component of the fees was recognized within investment management, property services and research fees in the Consolidated Statements of Operations. Under the equity method of accounting, the Company now recognizes its allocation of performance fees along with its share of income or loss and fair value, proportionate to the Company’s equity ownership in each applicable investment as a component of income from unconsolidated investments. The Company has accounted for this change by full retrospective application and prior periods presented have been recast. The impact of adoption was a reclassification of $32.9 million from other assets to unconsolidated investments on the Consolidated Balance Sheet as of December 31, 2017. During the three and nine months ended September 30, 2018, there was $7.6 million and $24.7 million of performance fees recorded as a component of income from unconsolidated investments. During the three and nine months ended September 30, 2017, there was $4.7 million and $8.6 million of performance fee allocations which were previously presented as a component of investment

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

management, property services and research fees and have been reclassified to income from unconsolidated investments in the current year presentation.
ASC Subtopic 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets ("Subtopic 610-20") was also adopted effective January 1, 2018. Management concluded that the new standard did not have a significant impact on the amount, timing or classification of real estate sales in the financial statements or related disclosures. This conclusion was based on the Company's current business mix and general approach to sales of real estate which are generally completed without seller financing or continuing involvement that would indicate that a performance obligation is not met at the time the transaction closes. With the adoption of Subtopic 610-20, the Company will recognize the entire gain attributed to contributions of real estate properties to unconsolidated entities. The Company previously recognized a gain on contribution only to the extent of the third-party ownership in the unconsolidated entity acquiring the property and deferred the portion of the gain related to the Company's ownership.
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
REAL ESTATE ACQUISITIONS—The purchase price of acquired properties is recorded to land, buildings and building improvements and intangible lease value (value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any). The ownership of the other interest holders in consolidated subsidiaries is reflected as noncontrolling interests. Real estate is recorded based on cumulative costs incurred and allocated based on relative fair value.
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

FAIR VALUE MEASUREMENTS — Kennedy Wilson accounts for fair value measurements of financial assets and financial liabilities and for fair value measurements of non-financial items that are recognized or disclosed at fair value in the financial statements on a recurring basis under the provisions of ASC Subtopic 820-10, Fair Value Measurements ("Subtopic 820-10"). Subtopic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When estimating fair value in the absence of an orderly transaction between market participants, valuations of real estate are based on management estimates of the real estate assets using income and market approaches. The indebtedness securing the real estate and the investments in debt securities are valued, in part, based on third party valuations and management estimates also using an income approach.

FAIR VALUE OF FINANCIAL INSTRUMENTS — The estimated fair value of financial instruments is determined using available market information and appropriate valuation methodologies. Considerable judgment, is necessary however to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.
DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES—All derivative instruments are recognized as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated in hedging

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. FASB ASC Topic 842 is required to be adopted for fiscal years beginning after December 15, 2018. The Company is currently evaluating its operating lease agreements. Because Kennedy Wilson's existing operating lease commitments are not material and the accounting for leases by the lessor is substantially unchanged, the Company does not expect the ASU to have a significant impact on its results of operations or financial position.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU clarifies the definition of a business. The three elements of a business (inputs, processes, and outputs) has not changed, however, the amendment provides a framework to assist entities in evaluating whether these elements are present. The amended framework is not expected to materially impact the Company’s financial statements. However, the amendment also includes a provision that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. Therefore, real estate acquisitions generally will no longer be considered a business and consequently not be accounted for under Topic 805. The Company has evaluated the impact noting that for asset acquisitions (1) acquisition related costs will no longer be expensed as incurred and (2) regardless of the market value of a property at the acquisition date, acquisition related gains will no longer be recorded. ASU 2017-01 is required to be adopted for public entities for fiscal years beginning after December 15, 2017. The adoption of this standard did not have a material impact on Kennedy Wilson's consolidated financial statements, except that going forward the Company will no longer record acquisition related gains when acquiring controlling interests in real estate investments that are deemed asset acquisitions and the Company will now capitalize acquisition-related costs on completed transactions.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
The FASB did not issue any other ASUs during the first nine months of 2018 that the Company expects to be applicable and have a material impact on the Company's financial position or results of operations.
RECLASSIFICATIONS—Certain balances included in prior year's financial statements have been reclassified to conform to the current year's presentation.
NOTE 3—LOAN PURCHASES AND ORIGINATIONS
Kennedy Wilson's investment in loan purchases and originations was $29.4 million and $84.7 million at September 30, 2018 and December 31, 2017, respectively.
Kennedy Wilson converted a loan portfolio into 100% direct ownership in six hotels located across the United Kingdom that had a carrying value of approximately $52.8 million when the Company gained control of the underlying properties on January 1, 2018.
Kennedy Wilson recognized immaterial amounts of interest income on loans during the three and nine months ended September 30, 2018, respectively, and $8.5 million and $15.0 million during the three and nine months ended September 30, 2017, respectively.
NOTE 4—REAL ESTATE AND IN-PLACE LEASE VALUE
The following table summarizes Kennedy Wilson's investment in consolidated real estate properties at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
(Dollars in millions)	2018	2017
Land	$1,393.6	$1,509.4
Buildings	4,058.6	4,558.0
Building improvements	611.2	511.2
In-place lease values	359.3	417.3
	6,422.7	6,995.9
Less accumulated depreciation and amortization	(602.4)	(552.2)
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	$5,820.3	$6,443.7

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Real property, including land, buildings, and building improvements, are included in real estate and are generally stated at cost. Buildings and building improvements are depreciated on a straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value and depreciated over their respective weighted-average lease term which was 8.9 years at September 30, 2018.
Consolidated Acquisitions
The purchase of property is recorded to land, buildings, building improvements, and intangible lease value (including the value of above-market and below-market leases, acquired in-place lease values) relative to their respective estimated fair values.
During the nine months ended September 30, 2018, Kennedy Wilson acquired the following consolidated properties:

(Dollars in millions)		Purchase Price Allocation at Acquisition(1)
Location	Description	Land	Building	Acquired in place lease values(2)	Investment debt	NCI	KWH Shareholders' Equity
Western U.S.	Three multifamily properties and one commercial property	$53.0	$109.3	$0.8	$103.5	$—	$59.6
United Kingdom	One residential property	4.2	—	—	—	—	4.2
Ireland	One multifamily property	11.1	96.0	2.1	61.3	—	47.9
		$68.3	$205.3	$2.9	$164.8	$—	$111.7
(1) Excludes net other assets.
(2) Includes above and below market leases in this table. Above and below market leases are part of other assets and accrued expenses and other liabilities.

Loans Converted to Real Estate
See Note 3 for detail on conversion of loans into real estate for the nine months ended September 30, 2018.
Gains on Sale of Real Estate, Net
During the nine months ended September 30, 2018, Kennedy Wilson recognized gains on sale of real estate, net of $299.1 million of which $70.0 million was allocated to non-controlling interest. The net gains include the sale of 21 commercial properties in the United Kingdom, one commercial property in Ireland, one commercial property in Italy, six multifamily properties in Ireland, three multifamily properties in the Western United States, and one residential property in Ireland, and one residential property in the Western United States. Included in the net gains is an impairment loss identified upon the sale of a soon to be vacated office building in United Kingdom of $11.2 million.

AXA Joint Venture
AXA Investment Managers - Real Assets ("AXA") and the Company entered into a joint venture agreement ("AXA Joint Venture") targeting multifamily assets (also referred to as private rented sector ("PRS")) in Ireland. The AXA Joint Venture commenced with AXA investing in a 50% ownership stake in 1,173 multifamily units across three assets in Dublin, Ireland previously held by the Company and a different equity partner (held in 50/50 joint ventures) that was previously consolidated in the Company’s financial statements. During the three months ended September 30, 2018, the Company sold 411 multifamily units across two assets in Dublin, Ireland and one in Cork, Ireland that were each wholly owned by the Company, to the AXA Joint Venture.
The Company continues to hold a 50% ownership interest in the assets discussed above through its ownership in this new joint venture with AXA. As the Company does not control the new joint venture with AXA, the assets are no longer consolidated and its investment with AXA is accounted for under the equity method. The Company has elected the fair value option on its interest in the joint venture and will record the investment at fair value going forward.
Under ASC Subtopic 610-20, due to the deconsolidation, the Company recognized a gain of $169.5 million through gain on sale of real estate of which the Company's share, net of noncontrolling interest, was $102.7 million for the nine months ended September 30, 2018. Additionally, as such investments have been sold, the related accumulated other comprehensive income

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

associated with foreign currency translation adjustments and hedged derivative instruments have been recognized in the consolidated statements of operations.
Guarantees
Kennedy Wilson has certain guarantees associated with loans secured by consolidated assets. As of September 30, 2018, the maximum potential amount of future payments (undiscounted) Kennedy Wilson could be required to make under the guarantees was approximately $53.4 million which is approximately 2% of the investment level debt of Kennedy Wilson and its equity partners. The guarantees expire through 2025, and Kennedy Wilson’s performance under the guarantees would be required upon liquidation if there is a shortfall between the principal amount of the loan and the net sale proceeds from the property. Based on the Company's evaluation of guarantees under FASB ASC Subtopic 460-10, Estimated Fair Value of Guarantees, the estimated fair value of guarantees made as of September 30, 2018 and December 31, 2017 were immaterial.
NOTE 5—UNCONSOLIDATED INVESTMENTS
Kennedy Wilson has a number of joint venture interests, generally ranging from 5% to 50%, that were formed to acquire, manage, develop, service and/or sell real estate and invest in loan pools and discounted loan portfolios. Kennedy Wilson has significant influence over these entities, but not control. Accordingly, these investments are accounted for under the equity method.
Joint Venture Holdings
The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of September 30, 2018:

(Dollars in millions)	Multifamily	Commercial	Mixed-Use	Funds	Residential and Other	Total
Western U.S.	$195.7	$44.0	$—	$91.4	$242.2	$573.3
Ireland	132.4	—	78.7	—	—	211.1
United Kingdom	—	5.3	—	—	—	5.3
Total	$328.1	$49.3	$78.7	$91.4	$242.2	$789.7
The following table details the Company's unconsolidated investments by investment type and geographic location as of December 31, 2017:

(Dollars in millions)	Multifamily	Commercial	Funds	Residential and Other	Total
Western U.S.	$199.7	$42.1	$85.3	$179.8	$506.9
United Kingdom	—	9.9	—	—	9.9
Japan	2.5	—	—	—	2.5
Total	$202.2	$52.0	$85.3	$179.8	$519.3
During the nine months ended September 30, 2018, multifamily investments increased due to the joint venture with AXA in Ireland described in Note 4 which was offset by the sales of a multifamily property and a multifamily development site in the Western United States. Commercial investments decreased due to the sale of an office property. Fund investments increased due to contributions to Kennedy Wilson Real Estate Fund V, LP ("Fund V") and Kennedy Wilson Real Estate Fund VI, LP ("Fund VI") and performance-based carried interest allocations, which were partially offset by asset sales. Residential and other investments increased due to an increased ownership interest in a development project in Hawaii and capital expenditures on active developments, which were offset by condominium unit and lot sales.
Vintage Housing Holdings ("VHH")
Through our VHH partnership we develop and acquire properties that provide affordable housing for seniors and families.  The VHH portfolio includes over 6,500 rental units with approximately another 2,000 units currently under development or undergoing entitlements in the Western United States.  VHH typically utilizes tax-exempt bond financing and the sale of federal tax credits to help finance its investments. The Company accounts for its investment under the equity method as it does not control the investment and has elected the fair value option on its unconsolidated investment in VHH. As of September 30, 2018 and December 31, 2017, the carrying value in VHH was $111.0 million and $114.8 million, respectively.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The partnerships generate cash flow through their interests in entities owning multifamily housing that is predominantly structured with tax-exempt bond financing and federal tax credits. The total equity income recognized was $7.0 million and $22.6 million during the three and nine months ended September 30, 2018, respectively, and $5.6 million and $21.3 million, during three and nine months ended September 30, 2017, respectively, and was comprised of fair value gains and operating distributions. Fair value gains recognized through equity income were $5.2 million and $17.3 million for the three and nine months ended September 30, 2018, respectively and $3.7 million and $16.1 million during the three and nine months ended September 30, 2017, respectively. Fair value gains are primarily generated from resyndications in which VHH dissolves an existing partnership and recapitalizes into a new partnership with tax exempt bonds and tax credits that are sold to a new tax credit partner and, in many cases, yields cash back to VHH. Upon resyndication, VHH retains a GP interest in the partnership and receives various future streams of cash flows including: development fees, asset management fees, other GP management fees and distributions from operations. Since the investment is accounted for under the fair value option, operating distributions are recorded as equity income. See Note 6 for additional details. Operating distributions recognized through equity income were $1.8 million and $5.3 million for the three and nine months ended September 30, 2018, respectively, and $1.9 million and $5.1 million for the three and nine months ended September 30, 2017, respectively.
Performance Fees
During the three and nine months ended September 30, 2018, there was $7.6 million and $24.7 million, respectively, of performance fees recorded as a component of income from unconsolidated investments. During the three and nine months ended September 30, 2017, there were $4.7 million and $8.6 million, respectively, of performance fees that were previously presented as a component of investment management, property services and research fees and have been reclassified to income from unconsolidated investments in the current year presentation.
Contributions to Joint Ventures
During the nine months ended September 30, 2018, Kennedy Wilson contributed $293.1 million to joint ventures, of which $131.8 million was related to the AXA Joint Venture, $79.1 million was related to a mixed-use development project in Ireland, $30.2 million was related to increasing our ownership interest in a development project in Hawaii, and $15.0 million was related to Kennedy Wilson Real Estate Fund VI, LP with the balance to fund the Company's share of development projects, capital expenditures and working capital needs.
Distributions from Joint Ventures
During the nine months ended September 30, 2018, Kennedy Wilson received $81.7 million in operating and investing distributions from its joint ventures.
The following table details cash distributions by investment type and geographic location for the nine months ended September 30, 2018:

	Multifamily		Commercial		Funds		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$21.2	$27.5	$1.3	$2.3	$10.4	$10.9	$0.7	$5.1	$33.6	$45.8
Japan	0.1	2.2	—	—	—	—	—	—	0.1	2.2
Total	$21.3	$29.7	$1.3	$2.3	$10.4	$10.9	$0.7	$5.1	$33.7	$48.0
Investing distributions resulted primarily from recapitalizations and the sale of multifamily and commercial properties in the Western United States. Operating distributions resulted from sales distributions in excess of invested basis and operating cash flow generated by the joint venture investments.
Capital Commitments
As of September 30, 2018, Kennedy Wilson had unfulfilled capital commitments totaling $46.6 million to four of its joint ventures, primarily closed-end funds managed by Kennedy Wilson, under the respective operating agreements. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 6—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of September 30, 2018:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$597.7	$597.7
Net currency derivative contracts	—	(56.2)	—	(56.2)
Total	$—	$(56.2)	$597.7	$541.5
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

Unconsolidated Investments
Kennedy Wilson elected to use the fair value option ("FV Option") for twenty-one unconsolidated investments to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $506.3 million and $295.4 million at September 30, 2018 and December 31, 2017, respectively, which is included in unconsolidated investments in the accompanying balance sheets.
As referenced in Note 4, the Company entered into a joint venture agreement targeting multifamily assets in Ireland with AXA. The Company has elected the FV Option on its interest in the joint venture agreement and will record the investment at fair value going forward. There were no changes recorded in the current period.
Additionally, Kennedy Wilson records its investments in Kennedy Wilson Real Estate Fund IV, Fund V and Fund VI (the "Funds") based upon the net assets that would be allocated to its interests in the Funds, assuming the Funds were to liquidate their investments at fair value as of the reporting date. During the third quarter of 2018 Fund IV disposed its final investment. Kennedy Wilson’s investment balance in the Funds was $91.4 million and $85.3 million at September 30, 2018 and December 31, 2017, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets. As of September 30, 2018, Kennedy Wilson had unfunded capital commitments to the Funds in the amount of $38.0 million.
In estimating fair value of real estate held by the Funds and the 21 FV Option investments, the Company considers significant unobservable inputs such as capitalization and discount rates.
The following table summarizes the Company's investments in unconsolidated investments held at fair value by type:

(Dollars in millions)	September 30, 2018	December 31, 2017
FV Option	$506.3	$295.4
Funds	91.4	85.3
Total	$597.7	$380.7

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents changes in Level 3 investments in Funds and FV Options for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Beginning balance	$478.3	$361.9	$380.7	$356.7
Unrealized and realized gains	31.6	16.0	69.8	47.5
Unrealized and realized losses	(8.1)	—	(14.3)	(0.8)
Contributions	131.3	22.4	247.3	47.5
Distributions	(10.2)	(21.4)	(60.5)	(95.9)
Other	(25.2)	(0.1)	(25.3)	23.8
Ending balance	$597.7	$378.8	$597.7	$378.8
Unobservable Inputs for Real Estate
The table below describes the range of unobservable inputs for real estate assets:

Estimated Rates Used for
	Capitalization Rates	Discount Rates
Multifamily	4.75% - 7.75%	8.00% - 9.75%
Office	4.50% - 6.75%	7.00% - 8.75%
Retail	5.25% - 9.50%	6.50% - 11.50%
Residential	N/A	12.00% - 15.00%
In valuing indebtedness, the Company considers significant inputs such as the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by Kennedy Wilson for these types of investments range from 1.29% to 3.46%.
The accuracy of estimating fair value for investments utilizing unobservable inputs cannot be determined with precision and cannot be substantiated by comparison to quoted prices in active markets and may not be realized in a current sale or immediate settlement of the asset or liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including capitalization rates, discount rates, liquidity risks, and estimates of future cash flows could significantly affect the fair value measurement amounts.
Currency Derivative Contracts
Kennedy Wilson uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against the effects of a portion of its certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of September 30, 2018, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company has determined that its derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
Changes in fair value are recorded in accumulated other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income (loss) as the portion of the currency forward and option contracts used to hedge currency exposure of its certain consolidated subsidiaries qualifies as a net investment hedge under FASB ASC Topic 815.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The fair value of the currency derivative contracts held as of September 30, 2018 and December 31, 2017 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the accompanying balance sheet.
The table below details the currency derivative contracts Kennedy Wilson held as of September 30, 2018 and the activity during the nine months ended September 30, 2018. For the nine months ended September 30, 2018, Kennedy Wilson had a gross foreign currency translation loss on its net assets of $47.4 million. See Note 11 for a complete discussion on other comprehensive income including currency derivative contracts and foreign currency translations.

(Dollars, Euros and British Pound Sterlings in millions)			September 30, 2018		Nine Months Ended September 30, 2018
Currency Hedged	Underlying Currency	Notional	Hedge Asset	Hedge Liability	Change in Unrealized Gains (Losses)		Realized Gains (Losses)	Cash Received (Paid)
Outstanding
EUR	USD	€175.0	$—	$(5.2)	$(2.8)		$(2.4)	$—
EUR(1)	GBP	€310.8	—	(70.0)	0.1		—	—
EUR(1)(2)	GBP		—	—	(1.6)		—	—
GBP	USD	£600.3	21.2	(2.1)	24.6		—	(0.8)
Total Outstanding			21.2	(77.3)	20.3		(2.4)	(0.8)

Settled
EUR(4)	USD		—	—	(1.5)		23.1	14.4
GBP	USD		—	—	3.5		0.7	(6.7)
Total Settled			—	—	2.0		23.8	7.7
Total			$21.2	$(77.3)	$22.3	(3)	$21.4	$6.9
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Relates to KWE's Euro Medium Term Note. See discussion in Note 8.
(3) Excludes deferred tax benefit of $8.1 million and $2.8 million of amounts reclassified out of OCI relating to deferred taxes
(4) Amounts associated with investments that were part of AXA transaction. Amounts reclassified out of OCI to gain on sale of real estate.

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
Debt liabilities are accounted for at face value plus net unamortized debt premiums and any fair value adjustments as part of business combinations. The fair value as of September 30, 2018 and December 31, 2017 for the mortgages, Kennedy Wilson unsecured debt, and KWE unsecured bonds were estimated to be approximately $5.4 billion and $5.8 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the Company's credit risk to the current yield of a similar security, compared to their carrying value of $5.4 billion and $5.7 billion at September 30, 2018 and December 31, 2017, respectively. The inputs used to value the Company's mortgages, Kennedy Wilson unsecured debt, and KWE unsecured bonds are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be Level 2 inputs.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 7—OTHER ASSETS
Other assets consist of the following:

(Dollars in millions)	September 30, 2018	December 31, 2017
Above-market leases, net of accumulated amortization of $48.9 and $44.3 at September 30, 2018 and December 31, 2017, respectively	$46.2	$63.1
Development project asset	41.1	55.3
Furniture and equipment net of accumulated depreciation of $38.5 and $35.8 at September 30, 2018 and December 31, 2017, respectively	33.6	44.3
Straight line rent	32.5	24.0
Goodwill	23.9	23.9
Hedge assets	21.2	2.4
Prepaid expenses	17.8	13.3
Leasing commissions, net of accumulated amortization of $3.3 and $2.2 at September 30, 2018 and December 31, 2017, respectively	11.8	10.1
Other, net of accumulated amortization of $2.7 and $2.6 at September 30, 2018 and December 31, 2017, respectively	11.3	10.7
Marketable securities	—	7.5
VAT receivable	4.4	5.0
Deposits	3.0	3.5
Other Assets	$246.8	$263.1

Development Project Asset
On May 12, 2017, Kennedy Wilson and its equity partners (the “Capital Dock JV”) sold 200 Capital Dock, a 130,000 ft. mixed-use building under construction in Dublin, Ireland.  Concurrently with the transaction, the Capital Dock JV entered into a development agreement with the buyer to complete the construction of 200 Capital Dock.  The development agreement provides that upon certain events (including the insolvency of the Capital Dock JV and certain delivery deadlines not being met), the buyer may exercise a right to take over the construction of the project.
Because the construction process is not complete, but the cost and profit are reasonably estimated, the Company recognizes revenue on this project under the percentage-of-completion method for the sale of the building.
Under the percentage-of-completion method, there was $25.0 million of sale of real estate and $22.2 million of cost of real estate sold reported in the consolidated statement of operations related to the sale of 200 Capital Dock during the nine months ended September 30, 2018.  Consequently, the "development project asset" represents the basis that has not yet been relieved under the percentage of completion method. The decrease during the period was due to the Company receiving a $38.9 million milestone payment from the buyer.
The remaining revenue and cost will be reported under the percentage-of-completion method through completion of construction, which is expected to continue until the fourth quarter of 2018. In the event that the buyer exercises its right to take over the construction of the project under the circumstances described above, the Capital Dock JV will receive a reduced amount of proceeds from this transaction.
NOTE 8—MORTGAGE DEBT
The following table details mortgage debt secured by Kennedy Wilson's consolidated properties as of September 30, 2018 and December 31, 2017:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)		Carrying amount of mortgage debt as of (1)
Mortgage Debt by Product Type	Region	September 30, 2018	December 31, 2017
Multifamily(1)	Western U.S.	$1,244.5	$1,227.5
Commercial(1)	United Kingdom	510.7	583.2
Commercial(1)	Ireland	524.5	505.0
Commercial	Western U.S.	384.6	370.7
Multifamily(1)	Ireland	12.0	263.2
Commercial	Spain	91.6	95.5
Hotel	Ireland	83.5	86.4
Hotel	Western U.S.	38.1	49.0
Mortgage debt (excluding loan fees)(1)		2,889.5	3,180.5
Unamortized loan fees		(17.3)	(23.9)
Total Investment Debt		$2,872.2	$3,156.6
(1) The mortgage debt payable balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan premium as of September 30, 2018 and December 31, 2017 was $2.0 million and $2.4 million, respectively.
The mortgage debt had a weighted average interest rate of 3.42% and 3.35% per annum as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, 68% of Kennedy Wilson's property level debt was fixed rate, 20% was floating rate with interest caps and 12% was floating rate without interest caps, compared to 74% of Kennedy Wilson's consolidated property level debt was fixed rate, 8% was floating rate with interest caps and 18% was floating rate without interest caps, as of December 31, 2017. The weighted average strike price on caps of Kennedy Wilson's variable rate mortgages is 2.57% as of September 30, 2018.

Mortgage Loan Transactions and Maturities
During the nine months ended September 30, 2018, five acquisitions were partially financed with mortgages and eleven existing mortgages were refinanced. See Note 4 for more detail on the acquisitions and the mortgage debt associated with them.
The aggregate maturities of mortgage loans subsequent to September 30, 2018 are as follows:

(Dollars in millions)	Aggregate Maturities
2018	$10.5
2019	286.7
2020	146.1
2021	170.7
2022	365.1
Thereafter	1,908.4
2,887.5
Debt premium	2.0
Unamortized loan fees	(17.3)
Total Mortgage Debt	$2,872.2

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 9—KW UNSECURED DEBT
The following table details KW unsecured debt as of September 30, 2018 and December 31, 2017:

(Dollars in millions)	September 30, 2018	December 31, 2017
Credit facility	$125.0	$300.0
Senior notes(1)	1,145.1	898.1
KW unsecured debt	1,270.1	1,198.1
Unamortized loan fees	(19.5)	(18.7)
Total KW Unsecured Debt	$1,250.6	$1,179.4
(1) The senior notes balances include unamortized debt discounts. Debt discounts represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan discount as of September 30, 2018 and December 31, 2017 was $4.9 million and $1.9 million, respectively.

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
The A&R Facility has certain covenants as defined within its Amended and Restated Credit Agreement, dated as of October 20, 2017 (the "Credit Agreement") that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, repurchase capital stock or debt, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,066,775,300 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of the Closing Date, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $300,351,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of September 30, 2018, the Company was in compliance with these covenants.
During the nine months ended September 30, 2018, the Borrower drew $225.0 million and repaid $400.0 million on the A&R Facility. Of the $400.0 million that was repaid, $325.0 million was related to the revolving line of credit and $75.0 million was for the term loan facility. The amount repaid on the term loan facility cannot be drawn again. The maximum amount drawn on the A&R Facility at any one point during the nine months ended September 30, 2018 was $375.0 million. As of September 30, 2018, the Company had an outstanding balance of $125.0 million on the A&R Facility with $500.0 million available to be drawn under the revolving credit facility.
The average outstanding borrowings under credit facilities was $206.9 million during the nine months ended September 30, 2018.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
The indenture governing the Notes contains various restrictive covenants, including, among others, limitations on the Company's ability and the ability of certain of the Company's subsidiaries to incur or guarantee additional indebtedness, make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens on assets, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indenture governing the Notes limits the ability of Kennedy Wilson and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00, subject to certain exceptions. As of September 30, 2018, the maximum balance sheet leverage ratio was 1.08 to 1.00. See Note 15 for the guarantor and non-guarantor financial statements.
NOTE 10—KWE UNSECURED BONDS
The following table details KWE unsecured bonds as of September 30, 2018 and December 31, 2017:

(Dollars in millions)	September 30, 2018	December 31, 2017
KWE Bonds	$651.5	$675.6
KWE Euro Medium Term Note Programme	635.6	655.7
KWE Unsecured Bonds (excluding loan fees)(1)	1,287.1	1,331.3
Unamortized loan fees	(4.6)	(5.4)
Total KWE Unsecured Bonds	$1,282.5	$1,325.9
(1) The KWE unsecured bonds balances include unamortized debt discounts. Debt discounts represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized discount as of September 30, 2018 and December 31, 2017 was $3.8 million and $4.3 million, respectively.

KWE has £500 million of 3.95% fixed-rate senior unsecured bonds due 2022 that have a carrying value of $651.5 million and $675.6 million as of September 30, 2018 and December 31, 2017, respectively. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros.
In addition, KWE has a £2.0 billion (approximately $2.6 billion based on September 30, 2018 rates) Euro Medium Term Note ("EMTN") Programme. Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. KWE issued senior unsecured notes for an aggregate principal amount of approximately $638.2 million (based on September 30, 2018 rates) (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $635.6 million, with an annual fixed coupon of 3.25% and mature in 2025.  As KWE invests proceeds from the KWE Notes to fund equity investments in new euro denominated assets, KWE designates the KWE Notes as net investment hedges under FASB ASC Topic 815. Subsequent fluctuations in foreign currency rates that impact the carrying value of the KWE Notes are recorded to accumulated other comprehensive income. During the nine months ended September 30, 2018, Kennedy Wilson recognized a loss of $1.6 million in accumulated other comprehensive income due to the strengthening of the euro against the GBP during the period. The KWE Notes rank pari passu with the KWE Bonds and are subject to the same restrictive covenants.
The trust deed that governs the bonds contains various restrictive covenants for KWE, including, among others, limitations on KWE’s and its material subsidiaries’ ability to provide certain negative pledges. The trust deed limits the ability of KWE and its subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the incurrence of the new indebtedness, (1) KWE’s consolidated net indebtedness (as defined in the trust deed) would exceed 60% of KWE’s total assets (as calculated pursuant to the terms of the trust deed); and (2) KWE’s consolidated secured indebtedness (as defined in the trust deed) would exceed 50% of KWE’s total assets (as calculated pursuant to the terms of the trust deed). The trust deed also

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

requires KWE, as of each reporting date, to maintain an interest coverage ratio (as defined in the trust deed) of at least 1.50 to 1.00 and have unencumbered assets of no less than 125% of its unsecured indebtedness (as defined in the trust deed). As of September 30, 2018, KWE was in compliance with these covenants.
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
During the nine months ended September 30, 2018, Kennedy Wilson repurchased and retired 8,488,141 shares for $153.3 million under the stock repurchase program. During the nine months ended September 30, 2017, Kennedy Wilson repurchased and retired 77,155 shares for $1.6 million under the previous stock repurchase program.
Dividend Distributions
During the following periods, Kennedy Wilson declared and paid the following cash distributions on its common stock:

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
(Dollars in millions)	Declared	Paid	Declared	Paid
Common Stock(1)	$83.4	$84.2	$58.6	$57.1
(1) The difference between declared and paid is the amount accrued on the consolidated balance sheets.
Share-based Compensation
During the three months ended September 30, 2018 and 2017, Kennedy Wilson recognized $9.2 million and $9.3 million of compensation expense related to the vesting of restricted stock grants. During the nine months ended September 30, 2018 and 2017, Kennedy Wilson recognized $27.9 million and $29.4 million of compensation expense related to the vesting of restricted stock grants. The decrease for the three and nine months ended September 30, 2018 is primarily due to the increased number of shares that fully vested in 2017 as a result of a cliff-vesting event.
Generally, upon vesting, the restricted stock granted to employees is net share-settled such that the Company will withhold shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remit the cash to the appropriate taxing authorities. Only a certain amount of the restricted shares that vested during the nine months ended September 30, 2018 were net share settled. The employees' minimum statutory obligation for the restricted shares that were not net share-settled were funded by the employees and remitted to the appropriate taxing authorities. However, all of the restricted shares that vested during 2017 were net-share settled. The total shares withheld during the nine months ended September 30, 2018 and 2017 were 380,768 shares and 1,460,251 shares, respectively. During the nine months ended September 30, 2018 and 2017, total payments for the employees’ tax obligations to the taxing authorities for the shares which were net-share settled were $6.8 million and $34.0 million, respectively. These activities are reflected as a financing activity within Kennedy Wilson's consolidated statements of cash flows.
Accumulated Other Comprehensive Income

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in each component of accumulated other comprehensive loss, net of taxes:

(Dollars in millions)	Foreign Currency Translation	Currency Derivative Contracts	Marketable Securities	Total Accumulated Other Comprehensive Loss(1)
Balance at December 31, 2017	$(46.6)	$(22.2)	$0.1	$(68.7)
Unrealized (losses) gains, arising during the period	(47.4)	30.1	—	(17.3)
Amounts reclassified out of AOCI during the period, gross	22.5	(7.8)	(0.2)	14.5
Amounts reclassified out of AOCI during the period, taxes	(4.2)	2.8	0.1	(1.3)
Noncontrolling interest	(5.1)	—	—	(5.1)
Deferred taxes on unrealized gains (losses), arising during the period	1.0	(8.1)	—	(7.1)
Balance at September 30, 2018	$(79.8)	$(5.2)	$—	$(85.0)
(1) As a result of the KWE Transaction the Company was required to record inception to date accumulated other comprehensive losses of $358.4 million associated with noncontrolling interest holders of KWE. This amount has been excluded from the beginning and ending balances of the table to give a more appropriate depiction of the Company's accumulated other comprehensive loss activity. If this amount is included, the accumulated other comprehensive loss would be $443.4 million and $427.1 million as of September 30, 2018 and December 31, 2017, respectively.
The local currencies for the Company's interests in foreign operations include the euro and the British pound sterling. The related amounts on Kennedy Wilson's balance sheets are translated into U.S. dollars at the exchange rates at the respective financial statement date, while amounts on its statements of operations are translated at the average exchange rates during the respective period. The increase in the unrealized losses on foreign currency translation is a result of the strengthening of the U.S. dollar against the euro and the British pound during the nine months ended September 30, 2018.
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
Noncontrolling Interests
Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries and are presented separately on Kennedy Wilson's balance sheet. As of September 30, 2018 and December 31, 2017, Kennedy Wilson had noncontrolling interest of $188.8 million and $211.9 million, respectively.   The decrease in noncontrolling interest for the year is primarily due to the deconsolidation of six properties in the AXA Joint Venture. See Note 4 for additional details.

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
Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except share and per share amounts)	2018	2017	2018	2017
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$12.1	$(8.9)	$119.3	$1.3
Dividends allocated to participating securities	(0.2)	(0.2)	(0.8)	(0.7)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	11.9	(9.1)	118.5	0.6
Dividends declared on common shares	(27.2)	(19.3)	(82.9)	(57.9)
Undistributed earnings (losses) attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	$(15.3)	$(28.4)	$35.6	$(57.3)

Distributed earnings per share	$0.19	$0.17	$0.57	$0.52
Undistributed earnings (losses) per share	(0.10)	(0.25)	0.26	(0.51)
Income per basic and diluted share	0.09	(0.08)	0.83	0.01

Weighted average shares outstanding for basic	141,003,413	111,966,716	143,450,695	111,955,924
Weighted average shares outstanding for diluted(1)	141,800,972	111,966,716	144,516,045	111,955,924
Dividends declared per common share	$0.19	$0.17	$0.57	$0.51

(1) For the three and nine months ended September 30, 2018, a total of 115,395 and 0, respectively, potentially dilutive securities have not been included in the diluted weighted average shares as they are anti-dilutive. For the three and nine months ended September 30, 2017, a total of 1,145,032 and 1,028,565, respectively, potentially dilutive securities have not been included in the diluted weighted average shares as they are anti-dilutive. Potentially anti-dilutive securities include unvested restricted stock grants.
NOTE 13—SEGMENT INFORMATION
Kennedy Wilson is a global real estate investment company. The Company owns, operates, and invests in real estate both on its own and through its investment management platform. To complement its investment business, the Company also provides real estate services primarily to financial services clients.
Kennedy Wilson’s segment disclosure with respect to the determination of segment profit or loss and segment assets is based on these two core segments: KW Investments and KW Investment Management and Real Estate Services (IMRES).
KW Investments

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

KW Investments invests in multifamily, office, retail, and residential properties as well as loans secured by real estate in the Western U.S., United Kingdom, Ireland, Spain and Italy. The Company has an average ownership interest across all investments of approximately 62% as of September 30, 2018.
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
KW Investment Management and Real Estate Services (IMRES)
IMRES encompasses the Company's fee generating businesses that includes both the Company's investment management platform as well as the Company's third-party services business. The Company's clients include financial institutions, institutional investors, insurance companies, developers, builders and government agencies. IMRES has five main lines of business: investment management, property services, research, brokerage, and auction and conventional sales. These five business lines generate revenue for the Company through fees and commissions.
The Company manages approximately 51 million square feet of properties for the Company and its investment partners in the United States and Europe, which includes assets the Company has ownership interests in and third party owned assets. With 26 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain and Japan, the Company has the capabilities and resources to provide investment management and property services to real estate owners and the experience as a real estate investor to understand client concerns. The managers of IMRES have an extensive track record in their respective lines of business and in the real estate community as a whole.
Additionally, IMRES plays a critical role in supporting the Company's investment strategy by providing local market intelligence and real-time data for evaluating investments, generating proprietary transaction flow and creating value through efficient implementation of asset management or repositioning strategies.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables summarize income activity by segment and corporate for the three and nine months ended September 30, 2018 and 2017 and balance sheet data as of September 30, 2018 and December 31, 2017:

	Three Months Ended September 30, 2018

(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$123.4	$—	$—	$123.4
Hotel	43.5	—	—	43.5
Sale of real estate	6.5	—	—	6.5
Investment management, property services and research fees	—	12.4	—	12.4
Loan purchases, loan originations and other	—	—	—	—
Total revenue	173.4	12.4	—	185.8
Operating expenses
Rental operating	38.2	—	—	38.2
Hotel operating	30.6	—	—	30.6
Cost of real estate sold	5.8	—	—	5.8
Commission and marketing	—	1.1	—	1.1
Compensation and related	15.8	8.4	14.1	38.3
General and administrative	7.0	3.2	1.5	11.7
Depreciation and amortization	51.4	0.1	—	51.5
Total operating expenses	148.8	12.8	15.6	177.2
Income from unconsolidated investments, net of depreciation and amortization	16.3	7.7	—	24.0
Operating income (loss)	40.9	7.3	(15.6)	32.6
Non-operating income (expense)
Gain on sale of real estate, net	39.4	—	—	39.4
Acquisition-related expenses	(0.4)	—	—	(0.4)
Interest expense	(36.6)	—	(18.6)	(55.2)
Other income	0.1	—	3.3	3.4
Provision for income taxes	(10.6)	—	3.7	(6.9)
Total non-operating income (loss)	(8.1)	—	(11.6)	(19.7)
Net income (loss)	32.8	7.3	(27.2)	12.9
Net income attributable to noncontrolling interests	(0.8)	—	—	(0.8)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$32.0	$7.3	$(27.2)	$12.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2018

(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$392.6	$—	$—	$392.6
Hotel	117.6	—	—	117.6
Sale of real estate	48.7	—	—	48.7
Investment management, property services and research fees	—	34.8	—	34.8
Loan purchases, loan originations and other	1.1	—	—	1.1
Total revenue	560.0	34.8	—	594.8
Operating expenses
Rental operating	119.5	—	—	119.5
Hotel operating	90.8	—	—	90.8
Cost of real estate sold	45.6	—	—	45.6
Commission and marketing	—	4.6	—	4.6
Compensation and related	52.2	26.1	44.5	122.8
General and administrative	22.6	9.3	4.7	36.6
Depreciation and amortization	158.5	0.2	—	158.7
Total operating expenses	489.2	40.2	49.2	578.6
Income from unconsolidated investments, net of depreciation and amortization	36.1	24.8	—	60.9
Operating income (loss)	106.9	19.4	(49.2)	77.1
Non-operating income (expense)
Gain on sale of real estate, net	304.2	—	—	304.2
Acquisition-related expenses	(0.6)	—	—	(0.6)
Interest expense	(123.4)	—	(57.9)	(181.3)
Other income	0.4	—	13.1	13.5
Provision for income taxes	(10.6)	—	(23.1)	(33.7)
Total non-operating gain (loss)	170.0	—	(67.9)	102.1
Net income (loss)	276.9	19.4	(117.1)	179.2
Net income attributable to noncontrolling interests	(59.9)	—	—	(59.9)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$217.0	$19.4	$(117.1)	$119.3

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2017

(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$125.5	$—	$—	$125.5
Hotel	37.3	—	—	37.3
Sale of real estate	89.8	—	—	89.8
Investment management, property services and research fees	—	11.4	—	11.4
Loan purchases, loan originations and other	8.5	—	—	8.5
Total revenue	261.1	11.4	—	272.5
Operating expenses
Rental operating	38.0	—	—	38.0
Hotel operating	26.1	—	—	26.1
Cost of real estate sold	63.4	—	—	63.4
Commission and marketing	—	2.1	—	2.1
Compensation and related	12.8	9.0	13.6	35.4
General and administrative	6.6	3.0	1.2	10.8
Depreciation and amortization	55.4	—	—	55.4
Total operating expenses	202.3	14.1	14.8	231.2
Income (loss) from unconsolidated investments, net of depreciation and amortization	12.7	4.9	—	17.6
Operating income (loss)	71.5	2.2	(14.8)	58.9
Non-operating income (expense)
Gain on sale of real estate, net	5.3	—	—	5.3
Acquisition-related expenses	(1.0)	—	—	(1.0)
Interest expense	(37.9)	—	(18.9)	(56.8)
Other (expense) income	(2.9)	—	2.6	(0.3)
Provision for income taxes	(1.4)	—	5.1	3.7
Total non-operating income (loss)	(37.9)	—	(11.2)	(49.1)
Net income (loss)	33.6	2.2	(26.0)	9.8
Net income attributable to noncontrolling interests	(18.7)	—	—	(18.7)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$14.9	$2.2	$(26.0)	$(8.9)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2017

(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$373.6	$—	$—	$373.6
Hotel	95.8	—	—	95.8
Sale of real estate	103.4	—	—	103.4
Investment management, property services and research fees	—	32.7	—	32.7
Loan purchases, loan originations and other	15.0	—	—	15.0
Total revenue	587.8	32.7	—	620.5
Operating expenses
Rental operating	110.5	—	—	110.5
Hotel operating	73.3	—	—	73.3
Cost of real estate sold	73.7	—	—	73.7
Commission and marketing	—	5.9	—	5.9
Compensation and related	42.9	27.5	43.1	113.5
General and administrative	18.4	8.8	3.5	30.7
Depreciation and amortization	157.2	—	—	157.2
Total operating expenses	476.0	42.2	46.6	564.8
Income from unconsolidated investments, net of depreciation and amortization	46.9	10.5	—	57.4
Operating income (loss)	158.7	1.0	(46.6)	113.1
Non-operating income (expense)
Gain on sale of real estate, net	77.0	—	—	77.0
Acquisition-related expenses	(2.3)	—	—	(2.3)
Interest expense	(107.8)	—	(51.1)	(158.9)
Other income	(2.4)	—	7.0	4.6
Provision for income taxes	(3.7)	—	2.8	(0.9)
Total non-operating loss	(39.2)	—	(41.3)	(80.5)
Net income (loss)	119.5	1.0	(87.9)	32.6
Net income attributable to noncontrolling interests	(31.3)	—	—	(31.3)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$88.2	$1.0	$(87.9)	$1.3

(Dollars in millions)	September 30, 2018	December 31, 2017
Total assets
Investments	$7,126.4	$7,563.7
Investment management and real estate services	84.7	70.5
Corporate	170.3	90.6
Total assets	$7,381.4	$7,724.8
NOTE 14—INCOME TAXES
We derive a significant portion of our income from the rental and sale of real property. As a result, a substantial portion of our foreign earnings is subject to U.S. taxation under certain provisions the Internal Revenue Code of 1986, as amended, applicable to controlled foreign corporations ("Subpart F"). In determining the quarterly provisions for income taxes, the Company

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

calculates income tax expense based on actual year-to-date income and statutory tax rates. The year-to-date income tax expense reflects the impact of Subpart F inclusions, income allocated to noncontrolling interests which is generally not subject to corporate tax as well as the Company's tax adjustments associated with uncertain tax positions.
During the nine months ended September 30, 2018, Kennedy Wilson generated pretax book income of $212.9 million related to its global operations and recorded a tax expense of $33.7 million or 15.8%. The difference between the U.S. federal corporate income tax rate of 21% and the Company's effective rate is primarily attributable to income allocated to non-controlling interests which is not subject to corporate tax.
    During the nine months ended September 30, 2018, Kennedy Wilson elected to treat KWE as a partnership for U.S. tax purposes retroactive to December 29, 2017.  Due to unrealized foreign exchange losses not yet deductible for tax purposes and the consideration paid to acquire the non-controlling interests in KWE exceeding the book carrying value of the non-controlling interests in KWE, the Company’s tax basis in KWE exceeded its book carrying value at December 29, 2017 and at each reporting period thereafter.  Prior to the election to treat KWE as a partnership, KWE was taxed as a controlled foreign corporation.  As a controlled foreign corporation, the Company was precluded from recognizing a deferred tax asset for its tax basis in excess of book carrying value for its investment in KWE as the excess tax basis from the investment was not expected to reverse in the foreseeable future.  However, as a result of the conversion of KWE to a partnership for U.S. tax purposes, the Company was required to record a deferred tax asset related to its excess tax basis over book carrying value for its investment in KWE.  As a significant portion of the excess tax basis would only reverse upon a strengthening of foreign currencies or upon a disposition of KWE or the majority of its assets, the Company determined that a full valuation allowance was appropriate. During the nine months ended September 30, 2018, the movements in the deferred tax asset and related valuation allowance did not have a material impact on the tax provision.
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
The Tax Bill contains many new and complex domestic and international tax provisions and state conformity to the new legislation is uncertain. As we gather additional data and review further guidance that might be issued by the Internal Revenue Service, Department of Treasury, or state taxing authorities, our interpretations of the Tax Bill may change resulting in changes to the provisional amounts previously recorded. Those adjustments may materially affect our provision for income taxes and effective tax rate in the period in which the adjustments were made. The adjustments made in the first three quarters of 2018 were not significant. The accounting for the tax effects of the Tax Act will be completed in the fourth quarter of 2018.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 15—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information include:
(1) Condensed consolidating balance sheets as of September 30, 2018 and December 31, 2017; consolidating statements of operations for the three and nine months ended September 30, 2018 and 2017; consolidating statements of comprehensive income for the three and nine months ended September 30, 2018 and 2017; and condensed consolidating statements of cash flows for the nine months ended September 30, 2018 and 2017, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.
Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three and nine months ended September 30, 2018 or 2017.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2018

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$36.5	$39.2	$343.7	$—	$419.4
Accounts receivable	—	0.2	11.0	64.6	—	75.8
Loan purchases and originations	—	0.9	1.2	27.3	—	29.4
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,795.4	4,024.9	—	5,820.3
Unconsolidated investments	—	19.6	398.7	371.4	—	789.7
Investments in and advances to consolidated subsidiaries	1,280.7	2,617.2	1,579.7	—	(5,477.6)	—
Other assets	—	—	46.8	200.0	—	246.8
Total assets	$1,280.7	$2,674.4	$3,872.0	$5,031.9	$(5,477.6)	$7,381.4

Liabilities and equity
Liabilities
Accounts payable	$0.3	$0.6	$1.6	$25.6	$—	$28.1
Accrued expenses and other liabilities	27.4	142.5	81.4	254.9	—	506.2
Mortgage debt	—	—	1,171.8	1,700.4	—	2,872.2
KW unsecured debt	—	1,250.6	—	—	—	1,250.6
KWE unsecured bonds	—	—	—	1,282.5	—	1,282.5
Total liabilities	27.7	1,393.7	1,254.8	3,263.4	—	5,939.6

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,253.0	1,280.7	2,617.2	1,579.7	(5,477.6)	1,253.0
Noncontrolling interests	—	—	—	188.8	—	188.8
Total equity	1,253.0	1,280.7	2,617.2	1,768.5	(5,477.6)	1,441.8
Total liabilities and equity	$1,280.7	$2,674.4	$3,872.0	$5,031.9	$(5,477.6)	$7,381.4

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$39.4	$84.0	$—	$123.4
Hotel	—	—	—	43.5	—	43.5
Sale of real estate	—	—	—	6.5	—	6.5
Investment management, property services and research fees	—	—	11.6	0.8	—	12.4
Loan purchases, loan originations and other	—	—	—	—	—	—
Total revenue	—	—	51.0	134.8	—	185.8
Operating expenses
Rental operating	—	—	17.5	20.7	—	38.2
Hotel operating	—	—	—	30.6	—	30.6
Cost of real estate sold	—	—	—	5.8	—	5.8
Commission and marketing	—	—	1.1	—	—	1.1
Compensation and related	9.2	13.9	13.8	1.4	—	38.3
General and administrative	—	4.3	5.2	2.2	—	11.7
Depreciation and amortization	—	0.3	13.4	37.8	—	51.5
Total operating expenses	9.2	18.5	51.0	98.5	—	177.2
Income from unconsolidated subsidiaries	—	(0.2)	14.6	9.6	—	24.0
Income from consolidated subsidiaries	22.1	61.9	58.3	—	(142.3)	—
Operating income (loss)	12.9	43.2	72.9	45.9	(142.3)	32.6
Non-operating income (expense)
Gain on sale of real estate, net	—	—	—	39.4	—	39.4
Acquisition-related expenses	—	—	(0.1)	(0.3)	—	(0.4)
Interest expense	—	(18.5)	(11.6)	(25.1)	—	(55.2)
Other income (loss)	—	2.9	—	0.5	—	3.4
Income (loss) before benefit from (provision for) income taxes	12.9	27.6	61.2	60.4	(142.3)	19.8
Benefit from (provision for) income taxes	—	(5.5)	0.7	(2.1)	—	(6.9)
Net income (loss)	12.9	22.1	61.9	58.3	(142.3)	12.9
Net income attributable to the noncontrolling interests	—	—	—	(0.8)	—	(0.8)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$12.9	$22.1	$61.9	$57.5	$(142.3)	$12.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$128.5	$264.1	$—	$392.6
Hotel	—	—	—	117.6	—	117.6
Sale of real estate	—	—	—	48.7	—	48.7
Investment management, property services and research fees	—	—	32.0	2.8	—	34.8
Loan purchases, loan originations and other	—	—	0.1	1.0	—	1.1
Total revenue	—	—	160.6	434.2	—	594.8
Operating expenses
Rental operating	—	—	47.3	72.2	—	119.5
Hotel operating	—	—	—	90.8	—	90.8
Cost of real estate sold	—	—	—	45.6	—	45.6
Commission and marketing	—	—	4.6	—	—	4.6
Compensation and related	27.9	47.9	43.0	4.0	—	122.8
General and administrative	—	13.6	15.9	7.1	—	36.6
Depreciation and amortization	—	1.0	42.6	115.1	—	158.7
Total operating expenses	27.9	62.5	153.4	334.8	—	578.6
Income from unconsolidated subsidiaries	—	(0.9)	38.2	23.6	—	60.9
Income from consolidated subsidiaries	207.1	338.5	271.9	—	(817.5)	—
Operating income (loss)	179.2	275.1	317.3	123.0	(817.5)	77.1
Non-operating income (expense)
Gain on sale of real estate, net	—	—	61.4	242.8	—	304.2
Acquisition-related expenses	—	—	(0.1)	(0.5)	—	(0.6)
Interest expense	—	(57.9)	(40.8)	(82.6)	—	(181.3)
Other income (loss)	—	12.9	—	0.6	—	13.5
Income (loss) before benefit from (provision for) income taxes	179.2	230.1	337.8	283.3	(817.5)	212.9
Benefit from (provision for) income taxes	—	(23.0)	0.7	(11.4)	—	(33.7)
Net income (loss)	179.2	207.1	338.5	271.9	(817.5)	179.2
Net income attributable to the noncontrolling interests	—	—	—	(59.9)	—	(59.9)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$179.2	$207.1	$338.5	$212.0	$(817.5)	$119.3

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$36.1	$89.4	$—	$125.5
Hotel	—	—	—	37.3	—	37.3
Sale of real estate	—	—	2.3	87.5	—	89.8
Investment management, property services and research fees	—	—	9.2	2.2	—	11.4
Loan purchases, loan originations and other	—	—	—	8.5	—	8.5
Total revenue	—	—	47.6	224.9	—	272.5
Operating expenses
Rental operating	—	—	13.8	24.2	—	38.0
Hotel operating	—	—	—	26.1	—	26.1
Cost of real estate sold	—	—	1.8	61.6	—	63.4
Commission and marketing	—	—	2.0	0.1	—	2.1
Compensation and related	9.3	12.6	11.7	1.8	—	35.4
General and administrative	—	3.8	4.3	2.7	—	10.8
Depreciation and amortization	—	0.4	13.0	42.0	—	55.4
Total operating expenses	9.3	16.8	46.6	158.5	—	231.2
Income from unconsolidated investments	—	0.6	12.1	4.9	—	17.6
Income from consolidated subsidiaries	19.1	46.4	42.8	—	(108.3)	—
Operating income	9.8	30.2	55.9	71.3	(108.3)	58.9
Non-operating income (expense)
Gain on sale of real estate, net	—	—	—	5.3	—	5.3
Acquisition-related expenses	—	—	(0.2)	(0.8)	—	(1.0)
Interest expense	—	(18.9)	(10.1)	(27.8)	—	(56.8)
Other income	—	2.7	(0.1)	(2.9)	—	(0.3)
Income before provision for income taxes	9.8	14.0	45.5	45.1	(108.3)	6.1
Provision for income taxes	—	5.1	0.9	(2.3)	—	3.7
Net income	9.8	19.1	46.4	42.8	(108.3)	9.8
Net Income attributable to the noncontrolling interests	—	—	—	(18.7)	—	(18.7)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$9.8	$19.1	$46.4	$24.1	$(108.3)	$(8.9)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$104.4	$269.2	$—	$373.6
Hotel	—	—	—	95.8	—	95.8
Sale of real estate	—	—	2.3	101.1	—	103.4
Investment management, property services and research fees	—	—	26.4	6.3	—	32.7
Loan purchases, loan originations and other	—	—	0.3	14.7	—	15.0
Total revenue	—	—	133.4	487.1	—	620.5
Operating expenses
Rental operating	—	—	40.6	69.9	—	110.5
Hotel operating	—	—	—	73.3	—	73.3
Cost of real estate sold	—	—	1.8	71.9	—	73.7
Commission and marketing	—	—	5.7	0.2	—	5.9
Compensation and related	29.4	40.4	37.9	5.8	—	113.5
General and administrative	—	10.3	12.1	8.3	—	30.7
Depreciation and amortization	—	1.1	36.6	119.5	—	157.2
Total operating expenses	29.4	51.8	134.7	348.9	—	564.8
Income from unconsolidated subsidiaries	—	2.2	26.3	28.9	—	57.4
Income from consolidated subsidiaries	62.0	154.1	109.1	—	(325.2)	—
Operating income	32.6	104.5	134.1	167.1	(325.2)	113.1
Non-operating income (expense)
Gain on sale of real estate, net	—	—	46.6	30.4	—	77.0
Acquisition-related expenses	—	(0.1)	(0.9)	(1.3)	—	(2.3)
Interest expense	—	(51.1)	(28.0)	(79.8)	—	(158.9)
Other income	—	5.9	—	(1.3)	—	4.6
Income before benefit from (provision for) income taxes	32.6	59.2	151.8	115.1	(325.2)	33.5
(Provision for) benefit from income taxes	—	2.8	2.3	(6.0)	—	(0.9)
Net income	32.6	62.0	154.1	109.1	(325.2)	32.6
Net income attributable to the noncontrolling interests	—	—	—	(31.3)	—	(31.3)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$32.6	$62.0	$154.1	$77.8	$(325.2)	$1.3

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income	$12.9	$22.1	$61.9	$58.3	$(142.3)	$12.9

Other comprehensive income, net of tax:
Unrealized foreign currency translation gain	(7.5)	(7.5)	(7.1)	(7.6)	22.2	(7.5)
Amounts reclassified out of AOCI during the period	0.1	0.1	—	—	(0.1)	0.1
Unrealized currency derivative contracts loss	(0.2)	(0.2)	7.2	(7.4)	0.4	(0.2)
Total other comprehensive (loss) income for the period	$(7.6)	$(7.6)	$0.1	$(15.0)	$22.5	$(7.6)

Comprehensive income	$5.3	$14.5	$62.0	$43.3	$(119.8)	$5.3
Comprehensive income attributable to noncontrolling interests	—	—	—	0.1	—	0.1
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$5.3	$14.5	$62.0	$43.4	$(119.8)	$5.4

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income	$179.2	$207.1	$338.5	$271.9	$(817.5)	$179.2

Other comprehensive income, net of tax:
Unrealized foreign currency translation gain	(46.4)	(46.4)	(23.4)	(45.0)	114.8	(46.4)
Amounts reclassified out of AOCI during the period	13.2	13.2	—	18.3	(31.5)	13.2
Unrealized currency derivative contracts loss	22.0	22.0	23.5	(1.5)	(44.0)	22.0
Total other comprehensive (loss) income for the period	$(11.2)	$(11.2)	$0.1	$(28.2)	$39.3	$(11.2)

Comprehensive income	$168.0	$195.9	$338.6	$243.7	$(778.2)	$168.0
Comprehensive income attributable to noncontrolling interests	—	—	—	(65.0)	—	(65.0)
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$168.0	$195.9	$338.6	$178.7	$(778.2)	$103.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

(Dollars in millions)	Parent		Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income	$9.8		$19.1	$46.4	$42.8	$(108.3)	$9.8

Other comprehensive income (loss), net of tax:
Unrealized gain on marketable securities	0.1		0.1	—	—	(0.1)	0.1
Unrealized foreign currency translation gain	50.5		50.5	6.0	50.3	(106.8)	50.5
Amounts reclassified from accumulated other comprehensive income	0.1	—	0.1	—	0.1	(0.2)	0.1
Unrealized currency derivative contracts loss	(11.5)		(11.5)	(5.7)	(5.8)	23.0	(11.5)
Total other comprehensive income for the period	$39.2		$39.2	$0.3	$44.6	$(84.1)	$39.2

Comprehensive income	$49.0		$58.3	$46.7	$87.4	$(192.4)	$49.0
Comprehensive income attributable to noncontrolling interests	—		—	—	(52.9)	—	(52.9)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$49.0		$58.3	$46.7	$34.5	$(192.4)	$(3.9)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income	$32.6	$62.0	$154.1	$109.1	$(325.2)	$32.6

Other comprehensive income (loss), net of tax:
Unrealized gain on marketable securities	0.2	0.2	—	—	(0.2)	0.2
Unrealized foreign currency translation gain	171.3	171.3	24.4	162.6	(358.3)	171.3
Amounts reclassified from accumulated other comprehensive income	0.1	0.1	—	0.1	(0.2)	0.1
Unrealized currency derivative contracts loss	(44.3)	(44.3)	(15.5)	(28.8)	88.6	(44.3)
Total other comprehensive income for the period	$127.3	$127.3	$8.9	$133.9	$(270.1)	$127.3

Comprehensive loss	$159.9	$189.3	$163.0	$243.0	$(595.3)	$159.9
Comprehensive income attributable to noncontrolling interests	—	—	—	(138.8)	—	(138.8)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$159.9	$189.3	$163.0	$104.2	$(595.3)	$21.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities	$(0.4)	$(119.5)	$68.0	$143.7	$91.8
Cash flows from investing activities:
Additions to loans	—	—	(0.9)	(1.0)	(1.9)
Collections of loans	—	—	4.5	—	4.5
Net proceeds from sale of real estate	—	—	161.4	1,003.5	1,164.9
Purchases of and additions to real estate	—	—	(184.3)	(256.6)	(440.9)
Premiums from settlement of foreign derivative contracts	—	7.8	—	—	7.8
Purchases of foreign derivative contracts	—	(0.8)	—	—	(0.8)
Investment in marketable securities	—	—	—	—	—
Proceeds from sale of marketable securities	—	—	7.4	—	7.4
Distributions from unconsolidated investments	—	—	21.0	27.0	48.0
Contributions to unconsolidated investments	—	(0.9)	(57.7)	(234.5)	(293.1)
Additions to development project assets	—	—	—	(22.2)	(22.2)
Proceeds from development project assets	—	—	—	38.9	38.9
Distributions from (investments in) consolidated subsidiaries, net	244.7	49.4	(68.5)	(225.6)	—
Net cash provided by (used in) investing activities	244.7	55.5	(117.1)	329.5	512.6
Cash flows from financing activities:
Borrowings under senior notes payable	—	246.6	—	—	246.6
Borrowings under line of credit	—	225.0	—	—	225.0
Repayment of line of credit	—	(325.0)	—	—	(325.0)
Borrowings under investment debt	—	—	311.6	167.1	478.7
Repayment of investment debt	—	—	(276.4)	(443.4)	(719.8)
Repayment of term loan	—	(75.0)	—	—	(75.0)
Debt issue costs	—	(4.5)	(1.7)	(1.5)	(7.7)
Repurchase and retirement of common stock	(160.1)	—	—	—	(160.1)
Dividends paid	(84.2)	—	—	—	(84.2)
KWE closing dividend	—	—	—	(17.2)	(17.2)
Contributions from noncontrolling interests, excluding KWE	—	—	—	22.8	22.8
Distributions to noncontrolling interests	—	—	—	(104.9)	(104.9)
Net cash (used in) provided by financing activities	(244.3)	67.1	33.5	(377.1)	(520.8)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(15.5)	(15.5)
Net change in cash and cash equivalents	—	3.1	(15.6)	80.6	68.1
Cash and cash equivalents, beginning of period	—	33.4	54.8	263.1	351.3
Cash and cash equivalents, end of period	$—	$36.5	$39.2	$343.7	$419.4

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Dollars in millions)	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities	$2.0	$(205.6)	$47.4	$285.8	$129.6
Cash flows from investing activities:
Additions to loans	—	—	—	—	—
Collections of loans	—	—	6.4	10.5	16.9
Net proceeds from sale of real estate	—	—	110.6	151.3	261.9
Purchases of and additions to real estate	—	—	(224.8)	(250.2)	(475.0)
Additions to nonrefundable escrow deposits	—	—	—	—	—
Proceeds from settlement of foreign derivative contracts	—	3.1	—	—	3.1
Purchases of foreign derivative contracts	—	(0.6)	—	—	(0.6)
Investment in marketable securities	—	—	(0.6)	—	(0.6)
Proceeds from sale of marketable securities	—	—	0.6	—	0.6
Distributions from unconsolidated investments	—	—	70.5	18.9	89.4
Contributions to unconsolidated investments	—	—	(40.6)	(21.7)	(62.3)
Additions to development project assets	—	—	—	(13.0)	(13.0)
Proceeds from development project assets	—	—	—	36.9	36.9
Distributions from (investments in) consolidated subsidiaries, net	100.7	188.9	(39.1)	(250.5)	—
Net cash provided by (used in) investing activities	100.7	191.4	(117.0)	(317.8)	(142.7)
Cash flows from financing activities:
Borrowings under line of credit	—	400.0	—	—	400.0
Repayment of lines of credit	—	(50.0)	—	—	(50.0)
Borrowings under investment debt	—	—	106.0	152.3	258.3
Repayment of investment debt	—	—	(35.8)	(106.8)	(142.6)
Debt issue costs	—	(0.1)	(0.5)	(0.8)	(1.4)
Costs associated with KWE transaction	(10.0)	—	—	—	(10.0)
Repurchase and retirement of common stock	(35.6)	—	—	—	(35.6)
Dividends paid	(57.1)	—	—	—	(57.1)
Acquisition of KWE shares from noncontrolling interest holders	—	—	—	(3.3)	(3.3)
Contributions from noncontrolling interests, excluding KWE	—	—	—	43.6	43.6
Distributions to noncontrolling interests	—	—	—	(93.3)	(93.3)
Net cash (used in) provided by financing activities	(102.7)	349.9	69.7	(8.3)	308.6
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	51.5	51.5
Net change in cash and cash equivalents	—	335.7	0.1	11.2	347.0
Cash and cash equivalents, beginning of period	—	106.0	45.4	734.3	885.7
Cash and cash equivalents, end of period	$—	$441.7	$45.5	$745.5	$1,232.7

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 16—SUBSEQUENT EVENTS
On October 25, 2018, the Company's AXA Joint Venture acquired The Grange, comprising of 274 multifamily units and a four-acre development site in the Dublin suburb of Sandyford, Ireland for $183.1 million. The AXA Joint Venture secured a $89.4 million mortgage on the property, and the Company's share of equity at closing was $46.9 million.

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
Overview
Kennedy Wilson is a global real estate investment company.  We own, operate and invest in real estate both on our own and through our investment management platform.  We focus primarily on multifamily and office properties located in the Western United States, United Kingdom and Ireland. To complement our investment business, the Company also provides real estate services primarily to financial services clients.
Our value is primarily derived from our ownership in income producing real estate assets. We have an ownership interest in approximately 51 million square feet of property globally, including 26,893 multifamily rental units and 18.6 million square feet of commercial property. In addition to our core income producing real estate, we engage in redevelopment and value add initiatives through which we enhance cash flows or reposition assets to increase sale value. Additionally, our investment management and property services businesses manage over $16 billion of IMRES AUM, the majority of which we have an ownership interest in and the balance we manage for third parties.
We have 498 employees in 26 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain and Japan.
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

•	Reposition assets and enhance cash flows post-acquisition

•	Explore or acquire assets with development opportunities

•	Continuously evaluate and selectively harvest asset and entity value through strategic realizations using both the public and private markets

•
Use our services businesses to meet client needs, strengthen relationships with financial institutions, and position us as a valuable resource and partner to these institutions for any future real estate opportunities

The real estate business is cyclical. Real estate cycles are generally impacted by many factors including availability of equity and debt capital, borrowing cost, rent levels, and asset values. Our strategy has resulted in a strong track record of creating both asset and entity value for the benefit of our shareholders and partners over these various real estate cycles.
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

IMRES plays a critical role in supporting our investment strategy by providing local market intelligence and real-time data for evaluating investments, generating proprietary transaction flow and creating value through efficient implementation of asset management or repositioning strategies. KW Investments enables clients to use the capabilities of IMRES.

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
During the nine months ended September 30, 2017 we owned approximately 23.8% of KWE. During the current period we owned 100% of KWE shares and there was no allocation of financial results to noncontrolling interests.
KW Investments
We invest our capital in real estate assets and loans secured by real estate either on our own or through our investment management platform. When we have partners, we are typically the general partner in the arrangement with a promoted interest in the profits of our investments beyond our ownership percentage. We have an average ownership interest across all investments of approximately 62% as of September 30, 2018. Our equity partners include financial institutions, foundations, endowments, high net worth individuals and other institutional investors.
The following are product types we invest in through the KW Investments segment:
Multifamily
We pursue multifamily acquisition opportunities where we believe we can unlock value through a myriad of strategies, including institutional management, asset rehabilitation, repositioning, development and creative recapitalization. We focus primarily on apartments in supply-constrained, infill markets.
As of September 30, 2018, we hold investments in 26,893 multifamily apartment units across 101 properties located in the Western United States, Ireland and United Kingdom. Within our Western United States portfolio 43% is located in the Pacific Northwest primarily in suburbs of Seattle and Portland. The rest of the Western United States portfolio is in Northern and Southern California and the Mountain States region of Utah and Idaho.
Through our VHH partnership we develop and acquire properties that provide affordable housing for seniors and families.  The VHH portfolio includes over 6,500 rental units with approximately another 2,000 units currently under development or undergoing entitlements in the Western United States.  VHH typically utilizes tax-exempt bond financing and the sale of federal tax credits to help finance its investments.
Commercial
We acquire office buildings that typically have value-add opportunities that can benefit from our asset management expertise. After acquisition, the properties are generally repositioned to enhance market value.
Our retail portfolio has different characteristics based on each geographic market. In Europe, we have a mixture of high street retail, suburban shopping centers and leisure assets that are mainly located in the United Kingdom as well as Dublin and Madrid. In our Western United States retail portfolio, we generally invest in shopping centers that are grocery anchored.
Our industrial portfolio is mainly distribution centers located in the United Kingdom.
As of September 30, 2018, we hold investments in 205 commercial properties, totaling over 18.6 million square feet, predominately in the United Kingdom and Ireland with additional investments in Italy and Spain, the Pacific Northwest and Southern California.
Hotel
We acquire hotels in certain opportunistic situations where we are able to purchase at a discount to replacement value or can implement our value-add investment approach. As of September 30, 2018, we own 12 hotels with 1,867 hotel rooms located in Ireland, the United Kingdom and Northern California.

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
This group also includes our investment in liquid non-real estate investments including investment funds that hold marketable securities and private equity investments.
As of September 30, 2018, we hold 20 investments comprised of 359 residential units/lots, 4,004 acres, and 6 unresolved loans with a gross asset value of $274.0 million.
KW Investment Management and Real Estate Services (IMRES)
IMRES includes our investment management business as well as our complementary third party real estate services business.
Investment Management
Our investment management platform utilizes a number of different investment vehicles for which we provide acquisition, asset management and financing, and other investment-related services, and typically includes a co-investment from Kennedy Wilson. We usually provide investment management services on our consolidated investment portfolio as well as investments with strategic partners, many of whom have separate account agreements with us. Through our fund management business we have two active closed end funds seeking to generate attractive, risk adjusted returns.
The Company has raised $678 million of new fee-bearing capital over the last 12 months, bringing its total fee-bearing capital to $2.0 billion.
Commingled funds
We have two closed end funds that we manage and generate investment management fees. Most recently, we completed the investment phase for our fifth value-add fund, Kennedy Wilson Fund V, a $500 million private fund targeting the Western U.S. We are the largest investor in the fund with a 12% interest. While we have historically focused on sourcing investors and investments in the U.S. with respect to our commingled funds, we are exploring the possibilities of expanding the business to Europe.
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
This includes our brokerage business, which represents tenants and landlords on every aspect of site selection, negotiation and occupancy. The division also specializes in innovative marketing programs tailored to client objectives for all types of investment grade and income-producing real estate. The division's property marketing programs combine proven techniques with its detailed market knowledge to create optimum results.
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
During the nine months ended September 30, 2018, Kennedy Wilson elected to treat KWE as a partnership for U.S. tax purposes retroactive to December 29, 2017.  Due to unrealized foreign exchange losses not yet deductible for tax purposes and the consideration paid to acquire the non-controlling interests in KWE exceeding the book carrying value of the non-controlling interests in KWE, the Company’s tax basis in KWE exceeded its book carrying value at December 29, 2017 and at each reporting period thereafter.  Prior to the election to treat KWE as a partnership, KWE was taxed as a controlled foreign corporation.  As a controlled foreign corporation, the Company was precluded from recognizing a deferred tax asset for its tax basis in excess of book carrying value for its investment in KWE as the excess tax basis from the investment was not expected to reverse in the foreseeable future.  However, as a result of the conversion of KWE to a partnership for U.S. tax purposes, the Company was required to record a deferred tax asset related to its excess tax basis over book carrying value for its investment in KWE.  As a significant portion of the excess tax basis would only reverse upon a strengthening of foreign currencies or upon a disposition of KWE or the majority of its assets, the Company determined that a full valuation allowance was appropriate. During the nine months ended September 30, 2018, the movements in the deferred tax asset and related valuation allowance did not have a material impact on the tax provision.
AXA Joint Venture
During the second quarter in 2018, the Company and AXA Investment Managers - Real Assets ("AXA") entered into a joint venture agreement targeting multifamily assets (also referred to as private rented sector ("PRS")) in Ireland.  The AXA Joint Venture commenced with AXA investing in a 50% ownership stake in 1,173 multifamily units across three assets in Dublin, Ireland previously held by the Company and a different equity partner (held in 50/50 joint ventures) and was initially consolidated in the Company’s financial statements.  The Company continues to hold a 50% ownership interest in these assets through its ownership in this new joint venture with AXA.  As the Company does not control the joint venture with AXA, the assets are no longer consolidated and its investment with AXA is accounted for under the equity method.  The Company has elected the fair value option on its interest in the joint venture and will record the investment at fair value going forward.
During the three months ended September 30, 2018, the Company sold an additional 411 multifamily units across two assets in Dublin, Ireland and one in Cork, Ireland into the AXA Joint Venture that were both previously wholly owned by the Company.
   The table below summarizes the impact the transactions had on our financial statements during the nine months ended September 30, 2018:

(Dollars in millions)	Gross Gain on Sale of Real Estate	Noncontrolling Interests	Net Gain on Sale of Real Estate	Adjusted Fees(1)
Q2 2018	$149.3	$(66.8)	$82.5	$10.2
Q3 2018	20.2	—	20.2	0.7
YTD 2018	$169.5	$(66.8)	$102.7	$10.9
(1) Includes $9.4 million of performance fees for the nine months ended September 30, 2018 and $0.7 million and $1.5 million on acquisition and disposition fees for the three and nine months ended September 30, 2018. See results of operations section for more detail on adjusted fees.
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
The Tax Bill contains many new and complex domestic and international tax provisions and state conformity to the new legislation is uncertain. As we gather additional data and review further guidance that might be issued by the Internal Revenue Service, Department of Treasury, or state taxing authorities, our interpretations of the Tax Bill may change resulting in changes to the provisional amounts previously recorded. Those adjustments may materially affect our provision for income taxes and effective tax rate in the period in which the adjustments were made. The adjustments made in the first three quarters of 2018 were not significant. The accounting for the tax effects of the Tax Act will be completed in the fourth quarter of 2018.

Selected Financial Data
In order to help the user of the financial statements understand our growth, we have included certain five-year selected financial data. The following table shows selected financial items for the three and nine months ended September 30, 2018 dating back to 2014.

	Three Months Ended September 30,
(Dollars in millions, except per share amounts)	2018	2017	2016	2015	2014
GAAP
Revenues	$185.8	$272.5	$174.3	$159.2	$113.7
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	12.1	(8.9)	(2.5)	14.9	(2.2)
Basic income (loss) per share of common stock	0.09	(0.08)	(0.03)	0.13	(0.03)
Diluted income (loss) per share of common stock	0.09	(0.08)	(0.03)	0.13	(0.03)
Dividends declared per share of common stock	0.19	0.17	0.14	0.12	0.09
Non-GAAP(1)
Adjusted EBITDA	141.9	75.5	87.7	83.0	69.5
Adjusted EBITDA percentage change	88%	(14)%	6%	19%	—%
Adjusted Net Income	74.1	34.8	44.9	47.0	30.5
Adjusted Net Income percentage change	113%	(22)%	(4)%	54%	—%
Adjusted Fees	20.0	26.7	24.2	30.2	22.2
Adjusted Fees percentage change	(25)%	10%	(20)%	36%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2018	2017	2016	2015	2014
GAAP
Revenues	$594.8	$620.5	$523.0	$437.4	$257.0
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	119.3	1.3	(11.6)	42.6	44.6
Basic income (loss) per share of common stock	0.83	0.01	(0.12)	0.40	0.47
Diluted income (loss) per share of common stock	0.83	0.01	(0.12)	0.40	0.47
Dividends declared per share of common stock	0.57	0.51	0.42	0.36	0.27
Non-GAAP(1)
Adjusted EBITDA	535.0	255.0	233.0	249.5	261.0
Adjusted EBITDA percentage change	110%	9%	(7)%	(4)%	—%
Adjusted Net Income	308.2	128.5	126.6	140.5	129.0
Adjusted Net Income percentage change	140%	2%	(10)%	9%	—%
Adjusted Fees	72.2	72.3	86.3	94.0	89.1
Adjusted Fees percentage change	—%	(16)%	(8)%	5%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.

The following tables show selected financial items as of September 30, 2018 and as of December 31, 2017 through 2014:

	September 30,	December 31,
(in millions)	2018	2017	2016	2015	2014
Cash and cash equivalents	$419.4	$351.3	$885.7	$731.6	$937.7
Total assets	7,381.4	7,724.8	7,656.6	7,595.6	6,297.6
Mortgage debt	2,872.2	3,156.6	2,770.4	2,772.5	2,175.7
KW unsecured debt	1,250.6	1,179.4	934.1	688.8	813.1
KWE unsecured bonds	1,282.5	1,325.9	1,185.7	855.0	—
Kennedy Wilson equity	1,253.0	1,365.6	1,048.0	1,133.8	901.1
Noncontrolling interests	188.8	211.9	1,295.1	1,731.3	2,142.8
Total equity	1,441.8	1,577.5	2,343.1	2,865.1	3,043.9
Common shares outstanding	144.2	151.6	115.7	114.5	96.1
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
The table below details the changes our IMRES AUM for the nine months ended September 30, 2018:

(in millions)	December 31, 2017	Increases	Decreases	September 30, 2018
IMRES AUM	$15,729.4	$1,660.5	$(1,417.8)	$15,972.1
IMRES AUM increased 2% to approximately $16 billion as of September 30, 2018. The increase is due to new acquisitions and appreciation in the value of its investments. This is offset by decreases due to dispositions of commercial and multifamily assets, collection of a previously outstanding loan, funding of capital commitments, and pay downs of investment debt.
Foreign Currency and Currency Derivative Instruments
Please refer to item 3. Quantitative and Qualitative Disclosures About Market Risk for our discussion regarding foreign currency and currency derivative instruments.

Results of Operations
Kennedy Wilson Consolidated Financial Results: Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

	Three Months Ended September 30, 2018
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$123.4	$—	$—	$123.4
Hotel	43.5	—	—	43.5
Sale of real estate	6.5	—	—	6.5
Investment management, property services and research fees	—	12.4	—	12.4
Loans and other	—	—	—	—
Total Revenue	173.4	12.4	—	185.8
Operating expenses
Rental operating	38.2	—	—	38.2
Hotel operating	30.6	—	—	30.6
Cost of real estate sold	5.8	—	—	5.8
Commission and marketing	—	1.1	—	1.1
Compensation and related	15.8	8.4	14.1	38.3
General and administrative	7.0	3.2	1.5	11.7
Depreciation and amortization	51.4	0.1	—	51.5
Total operating expenses	148.8	12.8	15.6	177.2
Income from unconsolidated investments, net of depreciation and amortization	16.3	7.7	—	24.0
Operating income (loss)	40.9	7.3	(15.6)	32.6
Non-operating income (expense):
Gain on sale of real estate, net	39.4	—	—	39.4
Acquisition-related expenses	(0.4)	—	—	(0.4)
Interest expense	(36.6)	—	(18.6)	(55.2)
Other non-operating income	0.1	—	3.3	3.4
(Provision for) benefit from income taxes	(10.6)	—	3.7	(6.9)
Total non-operating loss	(8.1)	—	(11.6)	(19.7)
Net income (loss)	32.8	7.3	(27.2)	12.9
Add back (less):
Interest expense	36.6	—	18.6	55.2
Kennedy Wilson's share of interest expense included in unconsolidated investments	7.1	—	—	7.1
Depreciation and amortization	51.4	0.1	—	51.5
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	3.4	—	—	3.4
Provision for (benefit from) income taxes	10.6	—	(3.7)	6.9
Fees eliminated in consolidation	(0.1)	0.1	—	—
EBITDA attributable to noncontrolling interests(2)	(4.3)	—	—	(4.3)
Share-based compensation	—	—	9.2	9.2
Adjusted EBITDA(1)	$137.5	$7.5	$(3.1)	$141.9
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA.
(2) $3.5 million of depreciation, amortization, taxes and interest were attributable to noncontrolling interest for the three months ended September 30, 2018.

	Three Months Ended September 30, 2017
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total

Revenue
Rental	$125.5	$—	$—	$125.5
Hotel	37.3	—	—	37.3
Sale of real estate	89.8	—	—	89.8
Investment management, property services and research fees	—	11.4	—	11.4
Loans and other	8.5	—	—	8.5
Total Revenue	261.1	11.4	—	272.5
Operating expenses
Rental operating	38.0	—	—	38.0
Hotel operating	26.1	—	—	26.1
Cost of real estate sold	63.4	—	—	63.4
Commission and marketing	—	2.1	—	2.1
Compensation and related	12.8	9.0	13.6	35.4
General and administrative	6.6	3.0	1.2	10.8
Depreciation expense	55.4	—	—	55.4
Total operating expenses	202.3	14.1	14.8	231.2
Income (loss) from unconsolidated investments, net of depreciation and amortization	12.7	4.9	—	17.6
Operating income (loss)	71.5	2.2	(14.8)	58.9
Non-operating income (expense):
Gain on sale of real estate, net	5.3	—	—	5.3
Acquisition-related expenses	(1.0)	—	—	(1.0)
Interest expense	(37.9)	—	(18.9)	(56.8)
Other non-operating (expense) income	(2.9)	—	2.6	(0.3)
(Provision for) benefit from income taxes	(1.4)	—	5.1	3.7
Total non-operating income (loss)	(37.9)	—	(11.2)	(49.1)
Net income (loss)	33.6	2.2	(26.0)	9.8
Add back (less):
Interest expense	37.9	—	18.9	56.8
Kennedy Wilson's share of interest expense included in unconsolidated investments	5.3	0.2	—	5.5
Depreciation and amortization	55.4	—	—	55.4
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	3.4	0.9	—	4.3
Provision for (benefit from) income taxes	1.4	—	(5.1)	(3.7)
Fees eliminated in consolidation	(7.9)	7.9	—	—
EBITDA attributable to noncontrolling interests(2)	(61.9)	—	—	(61.9)
Share-based compensation	—	—	9.3	9.3
Adjusted EBITDA(1)	$67.2	$11.2	$(2.9)	$75.5
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA
(2) $43.2 million of depreciation, amortization and interest were attributable for noncontrolling interests for the three months ended September 30, 2017.
GAAP net income to common shareholders was $12.1 million and a loss of $8.9 million for the three months ended September 30, 2018 and 2017, respectively. Adjusted EBITDA was $141.9 million and $75.5 million for the three months ended September 30, 2018 and 2017, respectively.

On our 13,239 same property multifamily units, total revenues increased 4.7%, net operating income increased 4.9%, and occupancy increased slightly to 94.0% from 93.7% in the same period in 2017. On 12.5 million square feet of same property commercial real estate, total revenues and net operating income both increased 2.7%, with occupancy increasing to 97.3% from 96.7% from the same period in 2017.
A significant portion of our investments are in foreign currencies. We typically do not hedge future operations or cash flows so changes in foreign currency rates will have an impact on our results of operations. We have included the table below to illustrate the impact these fluctuations have had on our revenues, net income and Adjusted EBITDA by applying the relevant exchange rates for the prior period. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of risks relating to foreign currency and our hedging strategy and the "Other Comprehensive Income" section below for a discussion of the balance sheet impact of foreign currency movements on our results of operations.

	Three Months Ended September 30, 2018
(dollars in millions)	Investments		Services		Total
Revenues	$(3.9)	(2)%	$—	—%	$(3.9)	(2)%
Net Income	(1.7)	(14)%	—	—%	(1.7)	(14)%
Adjusted EBITDA	(3.6)	(3)%	—	—%	(3.6)	(3)%

	Three Months Ended September 30, 2017
(dollars in millions)	Investments		Services		Total
Revenues	$15.2	6%	$0.1	—%	$15.3	6%
Net Income	1.6	17%	0.1	1%	1.7	18%
Adjusted EBITDA	2.4	3%	0.5	1%	2.9	4%
Revenues
Investments Segment Revenues
Rental income was $123.4 million for the three months ended September 30, 2018 as compared to $125.5 million for the same period in 2017. The $2.1 million decrease is primarily due to the deconsolidation of Irish multifamily assets that were sold into the AXA Joint Venture. As the assets are now treated as unconsolidated investments, our share of rental revenues is part of income from unconsolidated investments in the current period.
Hotel income was $43.5 million for the three months ended September 30, 2018 as compared to $37.3 million for the same period in 2017. The $6.2 million increase is primarily due to us taking control of, and thereafter consolidating on our financial statements, six Park Inn hotels located in the United Kingdom at the beginning of the year in which we hold a senior debt position. In the prior period these hotels were accounted for as loan purchases and originations. We have also had stronger performance in our other European hotels as we have completed value add initiatives that have driven ADRs higher and provided more rooms available for rent.
    Sale of real estate was $6.5 million for the three months ended September 30, 2018 as compared to $89.8 million for the same period in 2017. During the three months ended September 30, 2018, we recognized sale of real estate on 200 Capital Dock, a 130,000 sq. ft. office building under development in Dublin, Ireland, due to the construction progression on the building. It is anticipated that the building will be completed in the fourth quarter of 2018. During the three months ended September 30, 2017, we earned revenue on 200 Capital Dock project and sold a residential development project and two condominium units in Spain, which resulted in $89.8 million of sales proceeds. The 200 Capital Dock project is accounted under percentage of completion so variation in periods is due to project achieving different milestones in its development time line.
Loan and other income was $0.0 million for the three months ended September 30, 2018 as compared to $8.5 million for the same period in 2017. The $8.5 million decrease is due to the consolidation and conversion from loans to real estate of six Park Inn hotels as described above.
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

•	Brokerage services, including innovative marketing programs tailored to client objectives for all types of investment-grade and income-producing real estate.

The following table shows Adjusted Fees for the three-month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,
(dollars in millions)	2018	2017
Investment management and real estate services fees	$12.4	$11.4
Non-GAAP adjustments:
Add back:
KW share of fees eliminated in consolidation(1)	0.1	7.9
Performance fees included in unconsolidated investments	7.5	4.7
Kennedy Wilson's share of fees in unconsolidated service businesses	—	2.7
Adjusted Fees(2)	$20.0	$26.7
(1) The three months ended September 30, 2018 and 2017 include $0.9 million and $5.0 million, respectively, of fees recognized in net (income) loss attributable to noncontrolling interests relating to the portion of fees paid by noncontrolling interest holders in KWE and equity partner investments.
(2) See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Adjusted Fees.

Investment management and real estate services fees were $12.4 million during the three months ended September 30, 2018 as compared to $11.4 million for the same period in 2017.
Fees earned from investments that were eliminated in consolidation totaled $0.1 million during the three months ended September 30, 2018 as compared to $7.9 million for the same period in 2017. The decrease is due to the consolidation of KWE, as we now wholly own KWE we no longer receive management fee from noncontrolling interest holders. In accordance with U.S. GAAP, these fees were excluded from total fees of $12.4 million and $11.4 million, respectively.
The table below shows a breakdown of Adjusted Fees from investment management and real estate related services for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
(dollars in millions)	2018	2017
Fee Description
Investment Management - Base	$4.3	$10.1
Investment Management - Performance	7.5	4.7
Investment Management - Acquisition/ Disposition	0.9	0.1
Investment Management - Total	12.7	14.9

Property Services	3.2	8.5
Research	4.1	3.3
Total Adjusted Fees(1)	$20.0	$26.7
(1)See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Adjusted Fees.
Investment management
Investment management generated adjusted fees of $12.7 million during the three months ended September 30, 2018 as compared to $14.9 million for the same period in 2017. The decrease in management fees are due to us no longer receiving fees from KWE in the current period as we now own 100% of shares of KWE. In the prior period we received management fees relating to our management of KWE. For the three months ended September 30, 2017, we earned $5.2 million of fees from KWE. With the formation of AXA Joint Venture and additional investments within Fund VI, we currently expect investment management fees to increase in future periods.
The increase in performance fees earned is due to the increase in the underlying value of assets in Fund V and 400/430 California, an unconsolidated office property in San Francisco accounted for under the FV Option. In the prior period we recognized

$4.7 million in performance fee on sale of a multifamily property in the Western United States and increase in value on 400/430 California. The increase in acquisition/disposition fees is due to acquisition fees earned on AXA Joint Venture.
Property Services
Real estate related services fees decreased to $3.2 million during the three months ended September 30, 2018 as compared to $8.5 million for the same period in 2017 due to the sale of our loan servicing platform in Spain during the fourth quarter of 2017, which generated $2.7 million of fees in the prior period and lower fees in our property management group.
Research
Research increased to $4.1 million for the three months ended September 30, 2018 as compared to $3.3 million for the three months ended September 30, 2017. The increase is due to higher fees in Meyers advisory business and more subscription sales associated with Zonda that led to increased fees of $0.4 million and $0.5 million, respectively.
Operating Expenses
Investments Segment Operating Expenses
Operating expenses for the three months ended September 30, 2018 decreased to $148.8 million compared to $202.3 million for the same period in 2017. The decrease is primarily attributable to the following:
During the three months ended September 30, 2018, we recognized additional costs to complete on 200 Capital Dock, due to the construction progression on the building that resulted in $5.8 million of sale-related costs. During the three months ended September 30, 2017, we recognized sale-related costs on 200 Capital Dock and sold a residential development project and two condominium units in Spain that resulted in $63.4 million in sale-related costs. The 200 Capital Dock project is accounted under percentage of completion so variation in periods is due to the project achieving different milestones in its development time line.
Rental operating expenses were flat for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Depreciation and amortization decreased by $4.0 million primarily due to the deconsolidation of multifamily assets in connection with our previous partners sale of its interests and our contribution of our interests to the AXA Joint Venture.

Hotel operating expenses increased to $30.6 million for the three months ended September 30, 2018 as compared to $26.1 million for the three months ended September 30, 2017 due to the consolidation of six Park Inn hotels in the United Kingdom at the beginning of 2018.

Compensation expense for the three months ended September 30, 2018 increased to $15.8 million for the three months ended September 30, 2018 as compared to $12.8 million for the three months ended September 30, 2017 due to higher severance costs and salary expense in Europe.
Investment Management and Real Estate Services Segment Operating Expenses
Operating expenses for the three months ended September 30, 2018 decreased to $12.8 million for the three months ended September 30, 2018 as compared to $14.1 million due to lower commission expense which was driven by lower fee revenue in the current period.
Corporate Operating Expenses
Operating expenses for the three months ended September 30, 2018 increased to $15.6 million for the three months ended September 30, 2018 as compared to $14.8 million due primarily to increased discretionary compensation.
Income from Unconsolidated Investments
    The following table presents income from unconsolidated investments recognized by Kennedy Wilson during the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
(Dollars in millions)	2018	2017
Equity in joint venture income - operations	$5.3	$4.4
Equity in joint venture income - gains	0.4	0.9
Equity in joint venture income - fair value	10.8	7.6
Equity in joint venture income - performance fees (included in adjusted fees)	7.5	4.7
Total income from unconsolidated investments	$24.0	$17.6

During the three months ended September 30, 2018, income from unconsolidated investments was $24.0 million as compared to $17.6 million for the same period in 2017. During the three months ended September 30, 2018, we had higher performance fees and fair value increases than the prior period which was driven by strong results in Fund V.
Non-operating Items
Gain on sale of real estate, net was $39.4 million for the three months ended September 30, 2018 compared to $5.3 million during the same period in 2017. The gains recognized during the three months ended September 30, 2018 and 2017 relate to the deconsolidation of the investments that went into the AXA Joint Venture and sale of non-core assets out of the Company's United Kingdom and Italian commercial property portfolio. The gains recognized during the three months ended September 30, 2017 relate primarily to the sales by KWE of non-core assets out of its United Kingdom commercial property portfolio.
Interest expense was $55.2 million for the three months ended September 30, 2018 as compared to $56.8 million for the same period in 2017. The decrease is due to the deconsolidation of multifamily assets into the AXA Joint Venture.
Other income was $3.4 million for the three months ended September 30, 2018 as compared to other expense of $0.3 million for the same period in 2017. The income in the current period relates to realized gains on non-designated currency hedging derivative investments and economic hedges on fair value unconsolidated investments that are held in Euros.
During the three months ended September 30, 2018, Kennedy Wilson generated pretax book income of $19.8 million related to its global operations and recorded a tax provision of $6.9 million or 34.8% of pretax book income. The difference between the U.S. federal corporate income tax rate of 21% and the Company's effective rate is primarily attributable to foreign income taxable in the U.S. as Subpart F income.
We had net income of $0.8 million attributable to noncontrolling interests during the three months ended September 30, 2018 compared to a net income of $18.7 million during the three months ended September 30, 2017. The decrease in income attributable to noncontrolling interest is due to the KWE Transaction as KWE is now wholly owned.
Other Comprehensive Income
The two major components that drive the change in other comprehensive income are the change in foreign currency rates and the gains or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,
(Dollars in millions)	2018	2017
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$12.1	$(8.9)
Unrealized foreign currency translation (loss) gain, net of noncontrolling interests and tax	(6.6)	11.5
Amounts reclassified out of accumulated other comprehensive loss during the period	0.1	0.1
Unrealized foreign currency derivative contract gain (loss), net of noncontrolling interests and tax	(0.2)	(6.7)
Unrealized gain marketable securities, net of noncontrolling interests and tax	—	0.1
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$5.4	$(3.9)
Included within the net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders there are realized foreign exchange amounts relating to translation of cash amounts held in different functional currencies of the subsidiary that holds it and realized gains and losses on derivative investments that are not treated as net investment hedges. The table below represents the amount of foreign exchange movements recorded to the statement of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
(Dollars in millions)	2018	2017
Realized foreign currency exchange gain - consolidated statements of operations	$0.5	$11.3
Realized foreign currency derivative contract gain (loss) - consolidated statements of operations	2.9	(8.7)
Statement of Operations - realized foreign currency exchange	$3.4	$2.6

The main currencies that we have exposure to are the euro and pound sterling. The table below represents the change in rates over the three months ended September 30, 2018 and 2017 as compared to the U.S. Dollar:

	Three Months Ended September 30,
	2018	2017
Euro	—%	4.0%
GBP	(0.7)%	3.4%
Comprehensive income (loss), net of taxes and noncontrolling interests, for the three months ended September 30, 2018 and 2017 was income of $5.4 million and loss of $3.9 million, respectively.  Net income attributable to Kennedy-Wilson Holdings common shareholders was impacted by gains relating to unrealized foreign currency translation and gains related to foreign currency derivative hedges during the current period are due to the weakening of the GBP and euro against the US dollar while the prior period the GBP and Euro strengthened against the dollar resulting in foreign currency translation gains and losses on foreign currency derivative hedges.

Kennedy Wilson Consolidated Financial Results: Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

	Nine Months Ended September 30, 2018
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$392.6	$—	$—	$392.6
Hotel	117.6	—	—	117.6
Sale of real estate	—	34.8	—	34.8
Investment management, property services and research fees	48.7	—	—	48.7
Loans and other	1.1	—	—	1.1
Total Revenue	560.0	34.8	—	594.8
Operating expenses
Rental operating	119.5	—	—	119.5
Hotel operating	90.8	—	—	90.8
Cost of real estate sold	45.6	—	—	45.6
Commission and marketing	—	4.6	—	4.6
Compensation and related	52.2	26.1	44.5	122.8
General and administrative	22.6	9.3	4.7	36.6
Depreciation and amortization	158.5	0.2	—	158.7
Total operating expenses	489.2	40.2	49.2	578.6
Income from unconsolidated investments, net of depreciation and amortization	36.1	24.8	—	60.9
Operating income (loss)	106.9	19.4	(49.2)	77.1
Non-operating income (expense):
Gain on sale of real estate, net	304.2	—	—	304.2
Acquisition-related expenses	(0.6)	—	—	(0.6)
Interest expense	(123.4)	—	(57.9)	(181.3)
Other non-operating income	0.4	—	13.1	13.5
Provision for income taxes	(10.6)	—	(23.1)	(33.7)
Total non-operating income (loss)	170.0	—	(67.9)	102.1
Net income (loss)	276.9	19.4	(117.1)	179.2
Add back (less):
Interest expense	123.4	—	57.9	181.3
Kennedy Wilson's share of interest expense included in unconsolidated investments	18.3	—	—	18.3
Depreciation and amortization	158.5	0.2	—	158.7
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	10.0	—	—	10.0
Provision for income taxes	10.6	—	23.1	33.7
Fees eliminated in consolidation	(12.7)	12.7	—	—
EBITDA attributable to noncontrolling interests(2)	(74.1)	—	—	(74.1)
Share-based compensation	—	—	27.9	27.9
Adjusted EBITDA(1)	$510.9	$32.3	$(8.2)	$535.0
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA.
(2) $14.2 million of depreciation, amortization, taxes and interest were attributable to noncontrolling interest for the nine months ended September 30, 2018.

	Nine Months Ended September 30, 2017
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total

Revenue
Rental	$373.6	$—	$—	$373.6
Hotel	95.8	—	—	95.8
Sale of real estate	103.4	—	—	103.4
Investment management, property services and research fees	—	32.7	—	32.7
Loans and other	15.0	—	—	15.0
Total Revenue	587.8	32.7	—	620.5
Operating expenses
Rental operating	110.5	—	—	110.5
Hotel operating	73.3	—	—	73.3
Cost of real estate sold	73.7	—	—	73.7
Commission and marketing	—	5.9	—	5.9
Compensation and related	42.9	27.5	43.1	113.5
General and administrative	18.4	8.8	3.5	30.7
Depreciation expense	157.2	—	—	157.2
Total operating expenses	476.0	42.2	46.6	564.8
Income from unconsolidated investments, net of depreciation and amortization	46.9	10.5	—	57.4
Operating income (loss)	158.7	1.0	(46.6)	113.1
Non-operating income (expense):
Gain on sale of real estate, net	77.0	—	—	77.0
Acquisition-related expenses	(2.3)	—	—	(2.3)
Interest expense	(107.8)	—	(51.1)	(158.9)
Other non-operating (loss) income	(2.4)	—	7.0	4.6
(Provision for) benefit from income taxes	(3.7)	—	2.8	(0.9)
Total non-operating loss	(39.2)	—	(41.3)	(80.5)
Net income (loss)	119.5	1.0	(87.9)	32.6
Add back (less):
Interest expense	107.8	—	51.1	158.9
Kennedy Wilson's share of interest expense included in unconsolidated investments	16.5	0.5	—	17.0
Depreciation and amortization	157.2	—	—	157.2
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	10.3	2.7	—	13.0
Provision for income taxes	3.7	—	(2.8)	0.9
Fees eliminated in consolidation	(22.5)	22.5	—	—
EBITDA attributable to noncontrolling interests(2)	(154.0)	—	—	(154.0)
Share-based compensation	—	—	29.4	29.4
Adjusted EBITDA(1)	$238.5	$26.7	$(10.2)	$255.0
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA
(2) $122.7 million of depreciation, amortization and interest were attributable for noncontrolling interests for the nine months ended September 30, 2017.
GAAP net income to common shareholders was $119.3 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively. Adjusted EBITDA was $535.0 million and $255.0 million for the nine months ended September 30, 2018 and 2017, respectively.

On 12,217 same property multifamily units, total revenues increased 5.1%, net operating income increased 5.9%, and occupancy remained flat at 94.1% in the same period in 2017. On 10.9 million square feet of same property commercial real estate, total revenues increased 4.1%, net operating income increased 2.7%, with occupancy flat from the same period in 2017.
A significant portion of our investments are in foreign currencies. We do not hedge future operations or cash flows and therefore changes in foreign currency rates will have an impact on our results of operations. We have included the table below to illustrate the impact these fluctuations have had on our revenues, net income and Adjusted EBITDA by applying the applicable exchange rates for the prior period. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of risks relating to foreign currency and our hedging strategy and the "Other Comprehensive Income" section below for a discussion of the balance sheet impact of foreign currency movements on our results of operations.

	Nine Months Ended September 30, 2018
(dollars in millions)	Investments		Services		Total
Revenues	$(0.6)	—%	$(0.2)	—%	$(0.8)	—%
Net Income	(1.2)	(1)%	(0.1)	—%	(1.3)	(1)%
Adjusted EBITDA	(1.4)	—%	(0.2)	—%	(1.6)	—%

	Nine Months Ended September 30, 2017
(dollars in millions)	Investments		Services		Total
Revenues	$18.2	3%	$0.2	—%	$18.4	3%
Net Income	1.8	147%	0.2	19%	2.0	166%
Adjusted EBITDA	3.0	1%	0.7	—%	3.7	1%
Revenues
Investments Segment Revenues
Rental income was $392.6 million for the nine months ended September 30, 2018 as compared to $373.6 million for the same period in 2017. The $19.0 million increase is primarily due to improved operating performance in our multifamily portfolio and acquisitions subsequent to the third quarter of 2017 offset by the deconsolidation of multifamily assets into AXA Joint Venture.
Hotel income was $117.6 million for the nine months ended September 30, 2018 as compared to $95.8 million for the same period in 2017. The $21.8 million increase is primarily due to us taking control of six Park Inns hotels located in the United Kingdom at the beginning of the year in which we hold a senior debt position. In the prior period these hotels were accounted for as loan purchases and originations. We have also had stronger performance in our other European hotels as we have completed value add initiatives that have driven ADRs higher as well as having more rooms available for rent.
    Sale of real estate was $48.7 million for the nine months ended September 30, 2018 as compared to $103.4 million for the same period in 2017. During the nine months ended September 30, 2018, we recognized sale of real estate on the deconsolidation of Clancy Phase 3 land parcel into the AXA Joint Venture and additional revenue on 200 Capital Dock, a 130,000 sq. ft. office building under development in Dublin, Ireland, due to the construction progression on the building. It is anticipated that the building will be completed in the fourth quarter of 2018. During the nine months ended September 30, 2017, we recognized sales income on 200 Capital Dock and sold a residential development project and two condominium units in Spain, which resulted in $103.4 million of sales proceeds. The 200 Capital Dock project is accounted under percentage of completion so variation in periods is due to project achieving different milestones in its development time line.
Loan and other income was $1.1 million for the nine months ended September 30, 2018 as compared to $15.0 million for the same period in 2017. The $13.9 million decrease is due to the consolidation and conversion from loans to real estate of six Park Inns hotels as described above.
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

•	Brokerage services, including innovative marketing programs tailored to client objectives for all types of investment-grade and income-producing real estate.

The following table shows Adjusted Fees for the nine-month periods ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(dollars in millions)	2018	2017
Investment management and real estate services fees	34.8	32.7
Non-GAAP adjustments:
Add back:
KW share of fees eliminated in consolidation(1)	12.7	22.5
Performance fees included in unconsolidated investments	24.7	8.6
Kennedy Wilson's share of fees in unconsolidated service businesses	—	8.5
Adjusted Fees(2)	$72.2	$72.3
(1) The nine months ended September 30, 2018 and 2017 include $13.2 million and $14.2 million, respectively, of fees recognized in net (income) loss attributable to noncontrolling interests relating to the portion of fees paid by noncontrolling interest holders in KWE and equity partner investments.
(2) See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Adjusted Fees.

Investment management and real estate services fees were $34.8 million during the nine months ended September 30, 2018 as compared to $32.7 million for the same period in 2017.
Fees earned from investments that were eliminated in consolidation totaled $12.7 million during the nine months ended September 30, 2018 as compared to $22.5 million for the same period in 2017. The decrease is due to the consolidation of KWE, as we now wholly own KWE we no longer receive management fee from noncontrolling interest holders. In accordance with U.S. GAAP, these fees were excluded from total fees of $34.8 million and $32.7 million, respectively.
The table below shows a breakdown of Adjusted Fees from investment management and real estate related services for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
Fee Description	2018	2017
Investment Management - Base	$10.3	$29.4
Investment Management - Performance	34.3	8.5
Investment Management - Acquisition/ Disposition	3.2	0.6
Investment Management - Total	47.8	38.5

Property Services	12.2	24.8
Research	12.2	9.0
Total Adjusted Fees(1)	$72.2	$72.3
(1)See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Adjusted Fees.
Investment management
Investment management generated adjusted fees of $47.8 million during the nine months ended September 30, 2018 as compared to $38.5 million for the same period in 2017. The increase is due to performance fees earned on the sale of assets into the AXA Joint Venture, increase in underlying value of assets in Fund V and the sale of a portfolio of six multifamily assets in the Western United States. The increase in acquisition/disposition fees is due to acquisition and disposition fees earned on AXA Joint Venture and the multifamily portfolio sale.
The decrease in management fees are due to us no longer receiving fees from KWE in the current period as we now own 100% of shares of KWE. In the prior period we received management fees relating to our management of KWE. For the nine months ended September 30, 2017 we earned $14.9 million of fees from KWE. With the formation of AXA Joint Venture and additional investments within Fund VI we currently expect investment management fees to increase in future periods.

Property Services
Real estate related services fees decreased to $12.2 million during the nine months ended September 30, 2018 as compared to $24.8 million for the same period in 2017 due to the sale of our loan servicing platform in Spain during the fourth quarter of 2017 which generated $8.5 million of fees in the prior period. We also had a decrease in our remaining property service business due to fewer assets under management in our property management group and the timing of brokerage and auction sales commissions.
Research
Research increased to $12.2 million for the nine months ended September 30, 2018 as compared to $9.0 million for the nine months ended September 30, 2017. The increase is due to higher fees in Meyers advisory business and more subscription sales associated with Zonda which led to increased fees of $1.3 million and $2.0 million, respectively.
Operating Expenses
Investments Segment Operating Expenses
Operating expenses for the nine months ended September 30, 2018 increased to $489.2 million compared to $476 million for the same period in 2017. The increase is primarily attributable to the following:
During the nine months ended September 30, 2018, we recognized cost of real estate sold on the deconsolidation of Clancy Phase 3 into the AXA Joint Venture and additional costs to complete on 200 Capital Dock due to the construction progression on the building which resulted in $45.6 million of sale-related costs. During the nine months ended September 30, 2017, we recognized a sale-related costs on 200 Capital Dock and sold a residential development project and two condominium units in Spain, which resulted in $73.7 million in sale-related costs. The 200 Capital Dock project is accounted under percentage of completion so variation in periods is due to project achieving different milestones in its development time line.
Rental operating expenses increased by $9.0 million, and depreciation and amortization increased by $1.5 million primarily due to acquisitions subsequent to the third quarter of 2017.
Hotel operating expenses increased to $90.8 million for the nine months ended September 30, 2018 as compared to $73.3 million for the nine months ended September 30, 2017 due to the consolidation of six Park Inns hotels in the United Kingdom at the beginning of 2018.
General operating expenses increased to $22.6 million for the nine months ended September 30, 2018 as compared to $18.4 million for the nine months ended September 30, 2017 due to higher tax consulting costs and travel related expenses.
Compensation expense for the nine months ended September 30, 2018 were $52.2 million as compared to $42.9 million for the same period in 2017. The increase is due to higher discretionary compensation accrual as well as increased severance payments to downsize our Japanese management business. This was offset by lower stock compensation expense.
Investment Management and Real Estate Services Segment Operating Expenses
Operating expenses for the nine months ended September 30, 2018 decreased to $40.2 million as compared to $42.2 million for the same period in 2017 due to lower commission expense from lower fee revenue earned during the period.
Corporate Operating Expenses
Operating expenses for the nine months ended September 30, 2018 were approximately $49.2 million as compared to $46.6 million for the same period in 2017. The change is due to higher discretionary compensation accrual.
Income from Unconsolidated Investments
The following table presents income from unconsolidated investments recognized by Kennedy Wilson during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(Dollars in millions)	2018	2017
Equity in joint venture income - operations	$10.5	$11.1
Equity in joint venture income - gains	2.4	9.9
Equity in joint venture income - fair value	23.3	27.8
Equity in joint venture income - performance fees (included in adjusted fees)	24.7	8.6
Income from unconsolidated investments	$60.9	$57.4
During the nine months ended September 30, 2018, income from unconsolidated investments was $60.9 million as compared to $57.4 million for the same period in 2017. During the nine months ended September 30, 2018, we had lower gains on sale relating to unconsolidated investments as compared to the prior period. Fair value income had comparable gains for VHH in both periods, the current period had a fair value write down on a residential project. The increase in performance fees was due to the strong performance of Fund V investments.
Non-operating Items
Gain on sale of real estate, net was $304.2 million for the nine months ended September 30, 2018 compared to $77.0 million during the same period in 2017. The gains recognized during the nine months ended September 30, 2018 relate to the deconsolidation of the investments that went into the AXA Joint Venture, the sale of a portfolio of multifamily properties in the Western United States and sales by KWE of non-core assets out of its United Kingdom and Italian commercial property portfolio offset by an impairment loss on the sale of a property in United Kingdom of $11.2 million. The gains recognized during the nine months ended September 30, 2017 relate primarily to the sale of Rock Creek Landing, a 576-unit wholly-owned multifamily community in Kent, Washington, the sale of the multifamily component of The Rock, a 233-unit apartment complex in Manchester, England, and sales by KWE of non-core assets out of its United Kingdom commercial property portfolio.
Interest expense was $181.3 million for the nine months ended September 30, 2018 as compared to $158.9 million for the same period in 2017. The increase is due to higher corporate debt outstanding relating to the term loan and senior notes issued in the first quarter of 2018, $5.2 million of prepayment fees and $2.1 million of accelerated amortization of loan fees on loans paid off early due to asset sales as well as acquisitions that had mortgage financing subsequent to the third quarter of 2017.
Other income was $13.5 million for the nine months ended September 30, 2018 as compared to other income of $4.6 million for the same period in 2017. The income in the current period relates to realized gains on non-designated and economic currency hedging derivative investments on the Euro and fair value European unconsolidated investments. In the prior period the Company has £290.5 million of cash relating to the acquisition of KWE in an escrow account. Since this is held in a currency different than the Company's functional currency changes in foreign currency rates are recorded to other income. During the nine months ended September 30, 2017, the Company recognized a currency fluctuation gain of $22.5 million which was offset by a loss of $15.5 million on associated hedges.
During the nine months ended September 30, 2018, Kennedy Wilson generated pretax book income of $212.9 million related to its global operations and recorded a tax provision of $33.7 million or 15.8% of pretax book income. The difference between the U.S. federal corporate income tax rate of 21% and the Company's effective rate is primarily attributable to income allocated to non-controlling interests which is not subject to corporate tax.
We had net income of $59.9 million attributable to noncontrolling interests during the nine months ended September 30, 2018 compared to $31.3 million during the nine months ended September 30, 2017. The income attributable to noncontrolling interest in the current period was primarily due to allocation on the gain on sale of real estate on the AXA Joint Venture to our equity partners while the prior period related gains on sale of residential component of The Rock and non-core commercial assets at KWE.
Other Comprehensive Income
The two major components that drive the change in other comprehensive income are the change in foreign currency rates and the gains or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
(Dollars in millions)	2018	2017
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$119.3	$1.3
Unrealized foreign currency translation (loss) gain, net of noncontrolling interests and tax	(51.5)	39.7
Amounts reclassified out of accumulated other comprehensive loss during the period	13.2	0.1
Unrealized foreign currency derivative contract gains (loss), net of noncontrolling interests and tax	22.0	(20.1)
Unrealized (loss) gain on marketable securities	—	0.2
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$103.0	$21.2

Included within the net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders there are realized foreign exchange amounts relating to translation of cash amounts held in different functional currencies of the subsidiary that holds it and realized gains and losses on derivative investments that are not treated as net investment hedges. The table below represents the amount of foreign exchange movements recorded to the statement of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(Dollars in millions)	2018	2017
Realized foreign currency exchange gain - consolidated statements of operations	$0.8	$22.5
Realized foreign currency derivative contract gain (loss) - consolidated statements of operations	12.7	(15.5)
Statement of Operations - realized foreign currency exchange	$13.5	$7.0
The main currencies that we have exposure to are the euro and pound sterling. The table below represents the change in rates over the nine months ended September 30, 2018 and 2017 as compared to the U.S. Dollar:

	Nine Months Ended September 30,
	2018	2017
Euro	(3.3)%	12.9%
GBP	(3.6)%	9.1%
Comprehensive income, net of taxes and noncontrolling interests, for the nine months ended September 30, 2018 and 2017 was income of $103.0 million and $21.2 million, respectively.  Net income attributable to Kennedy-Wilson Holdings common shareholders was impacted by gains relating to unrealized foreign currency translation and gains related to foreign currency derivative hedges during the current period are due to the weakening of the GBP and euro against the US dollar while the prior period the GBP and Euro strengthened against the dollar resulting in foreign currency translation gains and losses on foreign currency derivative hedges.
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
Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, dividend payments to our shareholders, development, redevelopment and capital expenditures and, potentially, share repurchases and acquisitions. We expect to meet our short-term liquidity requirements through our existing cash and cash equivalents plus capital generated from our IMRES business, sales of real estate, collections from loans, as well as availability on our current revolving lines of credit ($500.0 million undrawn as of September 30, 2018). As of September 30, 2018, we and our consolidated subsidiaries had approximately $919.0 million of potential liquidity, which includes approximately $500.0 million of availability under lines of credit and $419.4 million of cash. As of September 30, 2018 we have $60.1 million of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties.
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
Development and Redevelopment
Kennedy Wilson has a number of development, redevelopment and entitlement projects that are underway or in the planning stages.  These initiatives may ultimately result in 3,305 multifamily units and 883,000 commercial rentable square feet, along with substantial upgrades to certain multifamily and commercial properties and hotels. If these projects were brought to completion the estimated share of the Company's total capital would be approximately $1.2 billion, which we expect would be funded through our existing equity, third party equity, project sales and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. As of September 30, 2018, we expect to invest $746.4 million which would be comprised of $314.5 million of cash from us to develop to completion or complete the entitlement process on these projects. These figures are budgeted costs and are subject to change. We and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process.  As these are budgeted figures and are subject to change (increase or decrease) due to a number of factors, including, that these projects are being developed under construction management contracts with the general contractors and therefore we and our equity partners could be called upon to contribute additional capital in the event that actual costs exceed budgeted costs.
This section includes the developments or redevelopment projects that the Company is undergoing or considering as of September 30, 2018 and excludes residential investments. The scope of these projects may change. There is no certainty that the Company will develop or redevelop any or all of these potential projects. All dollar amounts are Kennedy Wilson's share.

				If Completed					Current
Location	Type	Investment	Status	Est. Completion Date(1)	Commercial Sq. Ft.	MF Units / Hotel Rooms	KW Share Total Capitalization		KW Est. Costs to Complete(2)	KW Est. Cash to Complete
2018-2019
Ireland(3)	Mixed-Use	Capital Dock	Under Construction	2018	142,000	190	$97.4		$10.1	6.7	(4)
WA and NV	Multifamily - Affordable	Vintage Housing Holdings	3 Under Construction	2018-2019	—	874	47.0	(7)	10.8	—	(5)
Spain(3)	Retail	Puerta del Sol	In Planning	2019	37,000	—	64.5		4.6	4.6
Nor Cal	Multifamily	Santa Rosa	In Design	2019	—	120	30.0		28.7	13.3
					179,000	1,184	238.9		54.2	24.6
2020-2023
WA and NV	Multifamily - Affordable	Vintage Housing Holdings	2 Under Construction	2020	—	458	26.7	(8)	20.0	—	(5)
WA and NV	Multifamily - Affordable	Vintage Housing Holdings	2 In Design	2020	—	622	54.7	(9)	48.7	—	(5)
Ireland(3)	Multifamily	Clancy Quay - Phase 3	Under Construction	2020	6,000	259	57.1		41.7	7.8
Ireland(3)	Office	Hanover Quay	Received Planning	2020	68,000	—	38.7		29.8	14.9	(6)
Ireland(3)	Office	Kildare	In Planning	2021	64,000	—	54.7		44.3	22.2	(6)
Nor Cal	Office	400/430 California	Under Construction	2020	247,000	—	24.9		7.3	7.3
Ireland(3)	Mixed-Use	Leisureplex	In Design	2022	19,000	180	104.7		86.1	43.0
Ireland(3)	Mixed-Use	City Block 3	In Design	2022	300,000	452	263.4		189.3	94.7
Hawaii	Hotel	Kona Village Resort	Under Construction	2021	—	150	289.2		225.0	100.0
Various	Various	Other	In Design	TBD	TBD	—	TBD		TBD	TBD
Total Development					883,000	3,305	$1,153.0		$746.4	$314.5
Note: 200 Capital Dock, which was sold in May 2017 in a forward-funding sale agreement with JPMorgan and has a KW Gross Asset Value of $17.5 million, is excluded from the table above.
(1) The actual completion date for projects is subject to several factors, many of which are not within our control. Accordingly, the projects identified may not be completed when expected, or at all.

(2)
Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of September 30, 2018. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase. KW cost to complete differs from KW share total capitalization as the latter includes costs that have already been incurred to date while the former relates to future estimated costs.
(3) Estimated foreign exchange rates are €0.86 = $1 USD and £0.76 = $1 USD, related to NOI.
(4) Will be partially financed with the proceeds from the forward-funding sale agreement of 200 Capital Dock, which was executed with JPMorgan during 2Q-2017. We still have $23.2 million still available under the project's $145.1 million construction loan as of September 30, 2018.
(5) We anticipate these development projects to be financed with tax-exempt bonds and tax-credit equity.
(6) We anticipate being able to secure construction financing at a 50% leverage of KW Estimated Costs to Complete. These figures reflect this leverage assumption and are budgeted costs and are subject to change.
(7) Excludes $69.3 million of tax-credit equity.
(8) Excludes $38.1 million of tax-credit equity.
(9) Excludes $51.0 million of tax-credit equity.
The estimated costs and amounts of cash to complete projects reflected in the table above represent management's current expectations. These estimates are subject to many uncertainties, and, accordingly, actual amounts may vary materially from these expectations.
Share Repurchase Plan
On March 20, 2018, our Board of Directors approved the repurchase of up to $250 million of the Company’s common stock. The Company intends to fund the share repurchase program primarily with proceeds from future sales of non-core assets. The company currently expects to complete the repurchase program within the next 18 months. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of the Company’s restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the company’s discretion. The program does not obligate the Company to repurchase any specific number of shares and, subject to compliance with applicable laws, may be suspended or terminated at any time without prior notice. As of September 30, 2018, we had $102.5 million remaining under the current plan for stock repurchases.

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

Under our current joint venture strategy, we generally contribute property expertise and a fully funded initial cash contribution, with commitments to provide additional funding. As of September 30, 2018, we have unfulfilled capital commitments totaling $46.6 million to our unconsolidated investments.
Cash Flows
The following table summarizes the cash provided by or used in our operating, investing and financing activities for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(Dollars in millions)	2018	2017
Net cash provided by operating activities	$91.8	$129.6
Net cash provided by (used in) investing activities	512.6	(142.7)
Net cash (used in) provided by financing activities	(520.8)	308.6
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions from our unconsolidated investments, revenues from our IMRES business net of operating expenses and other general and administrative costs.  Substantially all cash flows provided by operations of $91.8 million and $129.6 million for the nine months September 30, 2018 and 2017, respectively, are from lease payments derived from our rental properties and operating distributions from our unconsolidated investments. These amounts are partially offset from the payment of annual discretionary compensation during both periods and interest expense to fund our investment business. The decrease in cash flow from operations is due to lower operating distributions from unconsolidated investments in the current period, which was offset by the timing of when discretionary bonuses were paid. Typically bonuses are paid in the first quarter of the year and a portion of the 2017 bonus was paid during the fourth quarter of 2017.
Investing
Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in unconsolidated investments, capital expenditures, purchases of loans secured by real estate, as well as cash received from property sales and return of capital from our unconsolidated investments. Net cash provided by investing activities totaled $512.6 million for the nine months ended September 30, 2018. Kennedy Wilson invested $440.9 million primarily for additions to real estate in our Mountain States multifamily portfolio and a multifamily property in Cork, Ireland. We received $1,164.9 million from the sale of a portfolio of six multifamily properties in the Western United States and non-core commercial assets in the United Kingdom as well as assets into the AXA Joint Venture platform. On our Capital Dock development, we spent $22.2 million and received $38.9 million for reaching a completion milestone. We received $48.0 million in investing distributions on unconsolidated investments primarily relating to resyndications at VHH and property sales. This offset by $293.1 million contributed to unconsolidated investments which mainly related to our new AXA Joint Venture platform and to fund new investments and capital expenditures which included acquisitions in Fund VI. We also received $7.4 million from the liquidation of our marketable securities portfolio.
 Net cash used in investing activities totaled $142.7 million for the nine months ended September 30, 2017. KW Group invested $475.0 million for additions to real estate. KW Group collected $16.9 million on a loan secured by an office property in San Diego, CA during the first quarter and sale of a loan secured by a hotel in the United Kingdom during the third quarter. In addition to this sale, the Company received $261.9 million primarily from the sale of real estate from Rock Creek, the sale of the multifamily component of The Rock and non-core assets commercial assets in the United Kingdom.
Financing
Our net cash related to financing activities are generally impacted by capital-raising activities net of dividends and distributions paid to common shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash used in financing activities totaled $520.8 million for the nine months ended September 30, 2018.  We received $246.6 million from a March 2018 offering of our 2024 Notes which was used, together with cash on hand to repay $325.0 million on our revolving credit facility (we have drawn $225.0 million over the course of the year) and $75.0 million on our term loan facility (as of September 30, 2018 the line of credit was undrawn). We paid $17.2 million to shareholders of KWE relating to dividends on shares that were declared on shares that were outstanding prior to the KWE transaction but were not paid until the current period. Kennedy Wilson received proceeds of $478.7 million from mortgage loans to finance and refinance consolidated property acquisitions. These were offset by repayment of $719.8 million of investment debt. The Company paid dividends of $84.2 million and repurchased $160.1 million worth of shares.
Net cash provided by financing activities totaled $308.6 million for the nine months ended September 30, 2017.  The Company drew $400.0 million on its line of credit during the first nine months ended September 30, 2017 and repaid $50.0 million on the line of credit. The draw was used to fund an escrow account for the consideration payable by the Company in the KWE transaction. The Company received proceeds of $258.3 million from mortgage loans to finance and refinance consolidated property acquisitions. These were partially offset by repayment of $142.6 million of investment debt, of which $67.6 million were related to repayments by KWE, and distributions of $93.3 million to noncontrolling interest holders.

Contractual Obligations and Commercial Commitments
At September 30, 2018, Kennedy Wilson's contractual cash obligations, including debt and operating leases, included the following:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations(6)
Borrowings:(1) (4)
Mortgage Debt (2) (4)	$2,887.8	$10.5	$603.6	$745.5	$1,528.2
Senior notes(3) (4)	1,150.0	—	—	—	1,150.0
Credit Facility (4)	125.0	—	125.0	—	—
KWE Unsecured bonds(4) (5)	1,290.3	—	—	651.6	638.7
Total borrowings	5,453.1	10.5	728.6	1,397.1	3,316.9
Operating leases	7.4	0.8	5.1	1.5	—
Total contractual cash obligations(7)	$5,460.5	$11.3	$733.7	$1,398.6	$3,316.9

(1) See Notes 8-10 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year - $52.1 million; 1-3 years - $593.5 million; 4-5 years - $322.3 million; After 5 years - $207.1 million. The interest payments on variable rate debt have been calculated using the interest rate in effect at September 30, 2018.
(2) Excludes $2.0 million of net unamortized debt premium on mortgage debt.
(3) Excludes $4.9 million of net unamortized debt discount on senior notes.
(4) Excludes $41.4 million of unamortized loan fees.
(5) Excludes $3.8 million net unamortized discount on KWE unsecured bonds
(6) Kennedy Wilson's share of contractual obligations, (excluding amounts that are attributable to noncontrolling interests), including debt and operating leases, consisted of the following: Less than 1 year - $10.2 million; 1-3 years - $637.2 million; 4-5 years - $1,389.3 million; After 5 years - $3,229.3 million.
(7) Table above excludes $46.6 million unfulfilled capital commitments to our unconsolidated investments.
Indebtedness and Related Covenants
The following describes KWH's corporate indebtedness and related covenants.
Senior Notes Payable
In March 2014, Kennedy-Wilson, Inc., completed a public offering of $300.0 million aggregate principal amount of 5.875% Senior Notes due 2024 (the “2024 Notes”), for approximately $290.7 million, net of discount and estimated offering expenses. The 2024 Notes were issued pursuant to an indenture dated as of March 25, 2014, by and among Kennedy-Wilson, Inc., as issuer, and Wilmington Trust National Association, as trustee, as supplemented by a supplemental indenture, dated as of March 25, 2014, by and between Kennedy-Wilson, Inc. as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantors, and Wilmington Trust National Association, as trustee (the indenture, as so supplemented, the “2024 Indenture”). The issuer's obligations under the 2024 Notes are fully and unconditionally guaranteed by Kennedy-Wilson Holdings, Inc. and the subsidiary guarantors. At any time prior to April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at the redemption price specified in the 2024 Indenture, plus accrued and unpaid interest, if any, to the redemption date. Prior to April 1, 2017, the issuer may also redeem up to 35% of the 2024 Notes from the proceeds of certain equity offerings. Interest on the 2024 Notes accrues at a rate of 5.875% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2014. The 2024 Notes will mature on April 1, 2024. In November 2014, August 2016 and March 2018, we completed three additional public offerings of $350 million, $250 million and $250 million, respectively, aggregate principal amounts of 5.875% Senior Notes, due 2024 (the “Additional Notes”). The Additional Notes have substantially identical terms as the 2024 Notes described above and are treated as a single series with the 2024 Notes under such 2024 Indenture. The Additional Notes were issued and sold at a public offering prices of 100.0% of their principal amount, plus accrued interest. The amount of the 2024 Notes included in the accompanying consolidated balance sheets was $1.1 billion at September 30, 2018.
KWE Senior Notes Payable

In June 2015, KWE completed its inaugural bond offering ("KWE Bonds") of approximately $390.8 million (based on
September 30, 2018 rates) (£300 million) in 3.95% fixed-rate senior unsecured bonds due 2022. In September 2016, KWE completed an additional bond offering of approximately $260.6 million (based on September 30, 2018 rates) (£200 million) under the same indenture as the KWE Bonds mentioned above. The KWE Bonds have a carrying value of $651.5 million at September 30, 2018. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros.
In addition, during the fourth quarter of 2015, KWE established a £2.0 billion (approximately $2.6 billion based on September 30, 2018 rates) Euro Medium Term Note Programme ("EMTN"). Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. During the fourth quarter of 2015 and second quarter of 2016, KWE drew down under its EMTN Programme, with the issuances of senior unsecured notes for an aggregate principal amount of approximately $638.2 million (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $635.6 million, have an annual fixed coupon of 3.25% and mature in 2025. The KWE Notes rank pari passu with the KWE Bonds and are subject to the same restrictive covenants.
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
The A&R Revolving Facility requires Kennedy Wilson to maintain a minimum tangible net worth and a specified amount of cash and cash equivalents. The A&R Facility has certain covenants as defined within its Amended and Restated Credit Agreement, Dated as of October 20, 2017 (the "Credit Agreement") that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, repurchase capital stock or debt, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,066,775,300 plus an amount equal to fifty percent ( 50% ) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of the Closing Date, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $300,351,000 , (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55% , measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of September 30, 2018, the Company was in compliance with these covenants.
The indentures governing the 2024 Notes limit Kennedy-Wilson, Inc.'s ability to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, Kennedy-Wilson, Inc.'s maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. As of September 30, 2018, the balance sheet leverage ratio was 1.08 to 1.00.
Off-Balance Sheet Arrangements
We have provided guarantees associated with loans secured by consolidated assets. At September 30, 2018, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $53.4 million. The guarantees expire through 2025, and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
As of September 30, 2018, we have unfulfilled capital commitments totaling $46.6 million to our unconsolidated investments. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
Please refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for discussion of our non-recourse carve-out guarantees arrangements, as there have been no material changes to that disclosure.
Certain Non-GAAP Measures and Reconciliations
The table below is a reconciliation of Non-GAAP measures to their most comparable GAAP measures, for amounts relating to the three and nine months ended September 30, 2018 dated back through 2014.

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2018	2017	2016	2015	2014	2018	2017	2016	2015	2014
Net income (loss)	$12.9	$9.8	$13.1	$5.1	$(3.0)	$179.2	$32.6	$31.3	$30.7	$110.6
Non-GAAP Adjustments
Add back:
Interest expense	55.2	56.8	51.3	43.0	29.7	181.3	158.9	141.7	113.4	71.3
Kennedy Wilson's share of interest expense included in unconsolidated investments	7.1	5.5	6.3	7.1	7.9	18.3	17.0	18.6	20.7	28.4
Depreciation and amortization	51.5	55.4	50.0	44.9	34.7	158.7	157.2	147.3	119.5	67.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	3.4	4.3	5.5	5.3	9.9	10.0	13.0	16.0	22.5	37.1
Provision for (benefit from) from income taxes	6.9	(3.7)	5.5	4.5	6.6	33.7	0.9	2.1	32.5	40.8
Share-based compensation	9.2	9.3	15.6	5.5	5.3	27.9	29.4	47.8	19.6	8.7
EBITDA attributable to noncontrolling interests	(4.3)	(61.9)	(59.6)	(32.4)	(21.6)	(74.1)	(154.0)	(171.8)	(109.4)	(103.2)
Adjusted EBITDA	$141.9	$75.5	$87.7	$83.0	$69.5	$535.0	$255.0	$233.0	$249.5	$261.0

	Three Months Ended September 30,					Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2016	2015	2014	2018	2017	2016	2015	2014
Net income (loss)	$12.9	$9.8	$13.1	$5.1	$(3.0)	$179.2	$32.6	$31.3	$30.7	$110.6
Non-GAAP adjustments:
Add back:
Depreciation and amortization	51.5	55.4	50.0	44.9	34.7	158.7	157.2	147.3	119.5	67.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	3.4	4.3	5.5	5.3	9.9	10.0	13.0	16.0	22.5	37.1
Share-based compensation	9.2	9.3	15.6	5.5	5.3	27.9	29.4	47.8	19.6	8.7
Net income attributable to the noncontrolling interests, before depreciation and amortization(1)	(2.9)	(44.0)	(39.3)	(13.8)	(16.4)	(67.6)	(103.7)	(115.8)	(51.8)	(94.7)
Adjusted Net Income(2)	$74.1	$34.8	$44.9	$47.0	$30.5	$308.2	$128.5	$126.6	$140.5	$129.0
(1) (2) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Net Income.

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2018	2017	2016	2015	2014	2018	2017	2016	2015	2014
Investment management, property services and research fees(1)	$12.4	$11.4	$12.7	$14.3	$10.2	$34.8	$32.7	$36.1	$36.4	$57.0
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation	0.1	7.9	7.5	12.1	6.1	12.7	22.5	30.3	36.4	13.8
Performance fees included in unconsolidated investments	7.5	4.7	1.4	0.8	2.7	24.7	8.6	10.6	10.6	8.0
Kennedy Wilson's share of fees in unconsolidated service businesses	—	2.7	2.6	3.0	3.2	—	8.5	9.3	10.6	10.3
Adjusted Fees	$20.0	$26.7	$24.2	$30.2	$22.2	$72.2	$72.3	$86.3	$94.0	$89.1
(1) Amounts previously presented as Management and leasing fees and commissions on prior period statement of operations. Amounts above represent total of fees and commissions from prior periods.
Same property analysis
The same property analysis reflects, and is weighted by, Kennedy Wilson's ownership in each underlying property.
The table below is a reconciliation of Non-GAAP measures included within the Company's same property analysis, to their most comparable GAAP measures.

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Same Property		Same Property
(dollars in millions)	Revenue	NOI	Revenue	NOI
Operating Income	$32.6	$32.6	$58.9	$58.9
Less: Sale of real estate	(6.5)	(6.5)	(89.8)	(89.8)
Less: Investment management, property services and research fees	(12.4)	(12.4)	(11.4)	(11.4)
Less: Loans and other income	—	—	(8.5)	(8.5)
Add: Rental operating	38.2	—	38.0	—
Add: Hotel operating	30.6	—	26.1	—
Add: Cost of real estate sold	5.8	5.8	63.4	63.4
Add: Commission and marketing	1.1	1.1	2.1	2.1
Add: Compensation and related	38.3	38.3	35.4	35.4
Add: General and administrative	11.7	11.7	10.8	10.8
Add: Depreciation and amortization	51.5	51.5	55.4	55.4
Less: Income from unconsolidated investments	(24.0)	(24.0)	(17.6)	(17.6)
Property-Level (Consolidated)	$166.9	$98.1	$162.8	$98.7
Less: NCI adjustments (1)	(9.9)	(3.2)	(13.1)	(6.5)
Add: Unconsolidated investment adjustments (2)	19.9	16.1	18.8	13.2
Add: Straight-line and above/below market rents	(4.2)	(4.2)	(2.2)	(2.2)
Less: Reimbursement of recoverable operating expenses	(7.4)	—	(7.2)	—
Less: Properties bought and sold (3)	(22.8)	(10.5)	(24.8)	(14.2)
Less: Other properties excluded (4)	(14.2)	(8.3)	(8.1)	(3.8)
Other Reconciling Items (5)	5.6	2.6	2.4	1.8
Same Property	$133.9	$90.6	$128.6	$87.0

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
(dollars in millions)	Same Property		Same Property
Same Property (Reported)	Revenue	NOI	Revenue	NOI
Commercial - Same Property	$48.5	$43.0	$47.3	$42.3
Multifamily Market Rate Portfolio - Same Property	47.8	32.3	45.6	30.8
Multifamily Affordable Portfolio - Same Property	6.2	4.4	6.0	4.1
Hotel - Same Property	31.4	10.9	29.7	9.8
Same Property	$133.9	$90.6	$128.6	$87.0
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

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Same Property		Same Property
	Revenue	NOI	Revenue	NOI
Operating Income	$77.1	$77.1	$113.1	$113.1
Less: Sale of real estate	(48.7)	(48.7)	(103.4)	(103.4)
Less: Investment management, property services and research fees	(34.8)	(34.8)	(32.7)	(32.7)
Less: Loans and other income	(1.1)	(1.1)	(15.0)	(15.0)
Add: Rental operating	119.5	—	110.5	—
Add: Hotel operating	90.8	—	73.3	—
Add: Cost of real estate sold	45.6	45.6	73.7	73.7
Add: Commission and marketing	4.6	4.6	5.9	5.9
Add: Compensation and related	122.8	122.8	113.5	113.5
Add: General and administrative	36.6	36.6	30.7	30.7
Add: Depreciation and amortization	158.7	158.7	157.2	157.2
Less: Income from unconsolidated investments	(60.9)	(60.9)	(57.4)	(57.4)
Property-Level (Consolidated)	$510.2	$299.9	$469.4	$285.6
Less: NCI adjustments (1)	(36.0)	(15.5)	(40.7)	(17.4)
Add: Unconsolidated investment adjustments (2)	52.9	36.9	50.4	32.6
Add: Straight-line and above/below market rents	(11.7)	(11.7)	(7.9)	(7.9)
Less: Reimbursement of recoverable operating expenses	(24.3)	—	(23.0)	—
Less: Properties bought and sold (3)	(78.5)	(41.3)	(65.7)	(45.5)
Less: Other properties excluded (4)	(40.3)	(22.7)	(36.7)	(20.3)
Other Reconciling Items (5)	(11.5)	(3.4)	(1.1)	3.7
Same Property	$360.8	$242.2	$344.7	$230.8

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Same Property		Same Property
Same Property (Reported)	Revenue	NOI	Revenue	NOI
Commercial - Same Property	$125.5	$114.2	$120.6	$111.3
Multifamily Market Rate Portfolio - Same Property	137.3	93.6	130.6	88.4
Multifamily Affordable Portfolio - Same Property	18.4	12.6	17.4	11.7
Hotel - Same Property	79.6	21.8	76.1	19.4
Same Property	$360.8	$242.2	$344.7	$230.8
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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of September 30, 2018, 81% of our consolidated level debt is fixed rate, 11% is floating rate with interest caps and 9% is floating rate without interest caps.

We hold variable rate debt on some of our consolidated properties that are subject to interest rate fluctuations.  In order to mitigate some of the risk associated with increasing interest rates we have purchased interest rate caps that limit the amount that interest expense can increase with rate increases.  However, some of our debt is uncapped and the mortgages that do have interest caps are subject to increased interest expense until rates hit the level of caps that have been purchased.  If there was a 100 basis point increase or decrease, we would have a $6.6 million increase in interest expense or $3.3 million in interest expense savings during 2018 of our current consolidated mortgages.  The weighted average strike price on caps and maturity of Kennedy Wilson’s variable rate mortgages is 2.57% and approximately 3 years, respectively, as of September 30, 2018.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of September 30, 2018. The weighted average interest rate for the various assets and liabilities presented are actual as of September 30, 2018. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
(Dollars in millions)	2018	2019	2020	2021	2022	Thereafter	Total	As of September 30, 2018
Interest rate sensitive assets
Cash and cash equivalents	$419.4	$—	$—	$—	$—	$—	$419.4	$419.4
Average interest rate	0.22%	—%	—%	—%	—%	—%	0.22%	—
Fixed rate receivables	28.6	0.8	—	—	—	—	29.4	29.4
Average interest rate (1)	0.26%	5.00%	—%	—%	—%	—%	0.41%	—
Variable rate receivables	—	—	—	—	—	—	—	—
Average interest rate	—%	—%	—%	—%	—%	—%	—%	—
Total	$448.0	$0.8	$—	$—	$—	$—	$448.8	$448.8
Weighted average interest rate	0.26%	5.00%	—%	—%	—%	—%	0.26%
Interest rate sensitive liabilities
Variable rate borrowings	$—	$260.5	$24.8	$242.0	$317.8	$217.4	$1,062.5	$1,078.8
Average interest rate	—%	3.37%	5.01%	4.66%	1.86%	3.15%	3.21%	—
Fixed rate borrowings	21.0	4.4	110.6	45.5	664.3	3,544.7	4,390.5	4,333.4
Average interest rate	4.23%	3.99%	3.14%	4.85%	3.96%	4.27%	4.20%	—
Total	$21.0	$264.9	$135.4	$287.5	$982.1	$3,762.1	$5,453.0	$5,412.2
Weighted average interest rate	4.23%	3.38%	3.49%	4.69%	3.28%	4.20%	4.00%

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
If there was a 5% increase or decrease in foreign exchange rates on the currencies we invest to the U.S. Dollar our net asset value would increase by $7.0 million or decrease by $6.8 million, respectively. If rates increase or decrease by 10% we would have an increase of $13.5 million and a decrease of $12.4 million.

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

The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. There were no material changes from the risk factors disclosed in Item 1A of our report on Form 10-K for the fiscal year ended December 31, 2017, as supplemented by the risk factors disclosed in Item 1A of our report on Form 10-Q for the fiscal quarter ended September 30, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
July 1 - July 31, 2018	176,300	$20.87	12,818,166	$103,044,803
August 1 - August 31, 2018	25,000	$20.79	12,843,166	$102,525,100
September 1 - September 30, 2018	—	$—	12,843,166	$102,525,100
Total	201,300		12,843,166	$102,525,100
(1) On February 25, 2016, our board of directors authorized us to repurchase up to $100 million of its common shares, from time to time, subject to market conditions. This program expired on February 25, 2018. On March 20, 2018, our board of directors authorized us to repurchase up to $250 million of our common shares, from time to time, subject to market conditions.
In addition to the repurchases of the Company’s common stock made above, the Company also withheld shares with respect to the vesting of restricted stock that the Company granted to its employees.  Shares that vested during the three months ended September 30, 2018 and 2017 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities.  During the nine months ended September 30, 2018 and 2017, total payments for the employees’ tax obligations to the taxing authorities were $6.8 million (380,768 shares withheld) and $34.0 million (1,460,251 shares withheld), respectively.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description

10.1
Seventeenth Amendment to Employment Agreement, dated as of October 31, 2018 by and between Kennedy-Wilson, Inc. and William McMorrow (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2018)

10.2
Fifth Amendment to Employment Agreement dated August 13, 2018 by and between Kennedy-Wilson, Inc. and Mary L. Ricks (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 14, 2018)

10.3
Sixth Amendment to Employment Agreement, dated as of October 31, 2018 by and between Kennedy-Wilson, Inc. and Mary L. Ricks (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2018)

10.4
First Amendment to Employment Agreement, dated as of October 31, 2018 by and between Kennedy-Wilson, Inc. and Justin Enbody (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2018)

10.5
First Amendment to Employment Agreement, dated as of October 31, 2018 by and between Kennedy-Wilson, Inc. and Kent Mouton (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2018)

10.6
First Amendment to Employment Agreement, dated as of October 31, 2018 by and between Kennedy-Wilson, Inc. Matthew Windisch (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2018)

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

KENNEDY-WILSON HOLDINGS, INC.

Dated:	November 1, 2018	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)