Form 10-K
period 2018-12-31
Kennedy-Wilson Holdings, Inc.
filed 2019-03-01
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Yes  ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically on its corporate Website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Based on the last sale at the close of business on June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,380,956,787.
The number of shares of common stock outstanding as of February 25, 2019 was 142,980,454.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates certain information by reference from the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on or around June 13, 2019, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2018.

FORWARD-LOOKING STATEMENTS
Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are necessarily estimates reflecting the judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future results. Disclosures that use words such as “believe,” "may," “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements.
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

•	high levels of unemployment and general slowdowns in commercial activity;

•	our leverage and ability to refinance existing indebtedness or incur additional indebtedness;

•	an increase in our debt service obligations;

•	our ability to generate a sufficient amount of cash to satisfy working capital requirements and to service our existing and future indebtedness and maintain our dividend payments;

•	our ability to achieve improvements in operating efficiency;

•	decreasing rental rates or increasing tenant incentive and vacancy rates or an increase in operating costs to maintain our investments;

•	adverse changes to rent control laws and regulations;

•
risks associated with our development projects, including, among other things, material delays in completing such projects, inability to secure third-party financing on favorable terms or at all and increase in construction costs;

•	foreign currency fluctuations;

•	performance of our foreign currency hedges and similar instruments;

•	adverse changes in the securities markets;

•	our ability to retain our senior management and attract and retain qualified and experienced employees;

•
changes in tax laws in the United States (including those made by the Tax Cuts and Jobs Act enacted in December 2017), Ireland, United Kingdom, Spain, Italy or Japan that reduce or eliminate deductions or other tax benefits we receive;

•	our ability to repatriate funds in a tax-efficient manner;

•	future acquisitions and dispositions may not be available at favorable prices or upon advantageous terms and conditions;

•	costs relating to the acquisition of assets we may acquire could be higher than anticipated;

•	our ability to retain major clients and renew related contracts; and

•	trends in use of large, full-service commercial real estate providers.

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
Company Overview
Kennedy Wilson is a global real estate investment company.  We own, operate, and invest in real estate both on our own and through our investment management platform.  We focus primarily on multifamily and office properties located in the Western United States, United Kingdom, and Ireland. To complement our investment business, the Company also provides real estate services primarily to financial services clients.
Our value is primarily derived from our ownership in income producing real estate assets as well as management's track record of producing attractive returns on its investments. We have an ownership interest in approximately 53 million square feet of property globally, including 28,613 multifamily rental units and 18.9 million square feet of commercial property. At December 31, 2018, we and our equity partners held portfolio with assets at a book value of approximately $11.3 billion.  For the year ended December 31, 2018, these assets generated total revenues of approximately $1.0 billion.  The Company has an average ownership interest across all of its investments of approximately 63% as of December 31, 2018. In addition to our income producing real estate, we engage in development, redevelopment and value add initiatives through which we enhance cash flows or reposition asset to increase value.
We have 375 employees in 17 offices primarily located throughout the United States, the United Kingdom, Ireland and Spain.
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

•
Explore development opportunities on underutilized portions of assets, primarily excess land with little or no basis that is adjacent to income producing properties or acquire development assets that fit within our overall investment strategy

•	Continuously evaluate and selectively harvest asset and entity value through strategic realizations using both the public and private markets

•
Use our services businesses to meet client needs, strengthen relationships with financial institutions, and position ourselves as a valuable resource and partner to these institutions for any future real estate opportunities

The table below highlights some of the Company's performance metrics over the past five years:

(In millions, except per share amounts)	Year Ended December 31,
	2018	2017	2016	2015	2014
Statements of income data and dividends:
Revenue	$773.5	$801.8	$690.4	$583.8	$384.9
Net income to Kennedy-Wilson Holdings Inc. common shareholders(1)	150.0	100.5	2.8	71.1	13.8
Basic income per share	1.04	0.83	0.01	0.66	0.14
Dividends declared per share of common stock	0.78	0.70	0.56	0.48	0.36
Adjusted EBITDA(2)	712.7	455.7	349.9	371.2	317.8
Adjusted EBITDA annual increase (decrease)	56%	30%	(6)%	17%
Adjusted Net Income(2)	397	242.5	191.3	208.2	133.7
Adjusted Net Income annual increase (decrease)	64%	27%	(8)%	56%
Adjusted Fees(2)	86.3	86.6	108.9	158.2	121.0
Adjusted Fees annual (decrease) increase	—%	(20)%	(31)%	31%

	As of December 31,
	2018	2017	2016	2015	2014
Balance sheet data:
Cash and cash equivalents	$488.0	$351.3	$885.7	$731.6	$937.7
Total assets	7,357.1	7,724.8	7,656.6	7,595.6	6,297.6
Mortgage debt	2,950.3	3,156.6	2,770.4	2,772.5	2,175.7
KW unsecured debt	1,202.0	1,179.4	934.1	688.8	813.1
KWE unsecured bonds	1,260.5	1,325.9	1,185.7	855.0	—
Kennedy Wilson equity	1,246.7	1,365.6	1,048.0	1,133.8	901.1
Noncontrolling interests	184.5	211.9	1,295.1	1,731.3	2,142.8
Total equity	1,431.2	1,577.5	2,343.1	2,865.1	3,043.9
Common shares outstanding	143.2	151.6	115.7	114.5	96.1
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
Business Segments
Our operations are defined by two core business units: KW Investments and KW Investment Management and Real Estate Services (IMRES).

•	KW Investments invests our capital in real estate-related assets using a mixture of wholly owned investments and investments made with equity partners.

•
IMRES encompasses our fee generating businesses, which includes our investment management platform and the property services platform. These businesses offer a comprehensive line of real estate services for the full lifecycle of real estate ownership to clients that include financial institutions, institutional investors, insurance companies, developers, builders and government agencies.

Our segments have a symbiotic relationship and work closely together. IMRES plays a critical role in supporting our investment strategy by providing local market intelligence and real-time data for evaluating investments, generating proprietary transaction flow and creating value through efficient implementation of asset management or repositioning strategies. KW Investments enables clients to benefit from the capabilities of IMRES.
KW Investments
We invest our capital in real estate assets either on our own or through our investment management platform. When we have partners, we are typically the general partner in the arrangement generated management fees with a promoted interest in the profits of our investments beyond our ownership percentage. The Company has an average ownership interest across all its investments of approximately 63% as of December 31, 2018. Our equity partners include, financial institutions, foundations, endowments, high net worth individuals and other institutional investors. We typically act as asset managers on our investments and generally will outsource the day to day property management to third parties.
The following are product types we invest in through the KW Investments segment:
Multifamily
We pursue multifamily acquisition opportunities where we can unlock value through a myriad of strategies, including institutional management, asset rehabilitation, repositioning and creative recapitalization. We focus primarily on apartments in supply-constrained, infill markets.
As of December 31, 2018, we hold investments in 28,613 multifamily apartment units across 108 assets primarily located in the Western United States, Ireland and United Kingdom. Based on our share of net operating income, 43% of our Western United States multifamily assets are located in the Pacific Northwest, primarily in suburbs of Seattle and Portland. The rest of the Western United States portfolio is in Northern and Southern California and the Mountain States region of Utah, Idaho and Nevada.
Through our Vintage Housing Holdings ("VHH") partnership we acquire and develop income and age restricted properties.  The VHH portfolio includes over 6,900 rental units with approximately another 2,000 units currently under development or undergoing entitlements in the Western United States.  VHH typically utilizes tax-exempt bond financing and the sale of federal tax credits to help finance its investments.
Commercial
We pursue office acquisitions opportunities that typically have a value-add component that can benefit from our asset management expertise. After acquisition, the properties are generally repositioned to enhance market value.
Our retail portfolio has different characteristics based on the geographic markets that the properties are located in. In Europe, we have a mixture of high street retail, suburban shopping centers and leisure assets which are mainly located in the United Kingdom as well as Dublin and Madrid. In our Western United States retail portfolio we invest in shopping centers that are generally grocery anchored.
Our industrial portfolio is mainly distribution centers located in the United Kingdom.
As of December 31, 2018, we hold investments in 198 commercial properties, totaling over 18.9 million square feet, predominately in the United Kingdom and Ireland with additional investments in Italy, Spain, the Pacific Northwest and Southern California.
Hotel
We acquire hotels in certain opportunistic situations in which we are able to purchase at a discount to replacement cost or can implement our value-add investment approach. As of December 31, 2018, we have an ownership interest in 6 hotels (including one hotel under development) with 999 hotel rooms located in Ireland, the United Kingdom, Hawaii and Northern California.
Residential, Loan and Other
In certain cases, we may pursue for sale housing acquisition opportunities, including land for entitlements, finished lots, urban infill housing sites and partially finished and finished housing projects. On certain income-producing acquisitions, there are adjacent land parcels for which we may pursue entitlement activities or, in some cases, development or re-development opportunities.
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
Our loan investment portfolio is generally countercyclical to our other real estate investment businesses. When market conditions deteriorate there are more opportunities in acquiring loan portfolios. Our portfolio is principally related to loans acquired at a discount from their contractual balance due as a result of deteriorated credit quality of the borrower or market conditions. Such loans are underwritten by us based on the value of the underlying real estate collateral. Due to the discounted purchase price, we seek and are generally able to accomplish near term realization of the loan in a cash settlement or by obtaining title to the property. Accordingly, the credit quality of the borrower is not of substantial importance to our evaluation of the risk of recovery from the investment.
This group also includes our investment in liquid non-real estate investments which include marketable securities, investment funds that hold marketable securities and private equity investments.

As of December 31, 2018, we hold 20 investments which are primarily comprised of 340 residential units/lots and 4,004 acres located in Hawaii and the Western United States. As of December 31, 2018, these investments had a gross asset value of $274.7 million and the Company had a weighted average ownership in such of investments of 55%. These investments are in various stages of completion, ranging from securing the proper entitlements on land positions to sales of units/lots. Please also see the sections titled "Industry Overview - Western United States" and "Industry Overview - Hawaii".
Development and redevelopment
We have a number of development, redevelopment and entitlement projects that are underway or in the planning stages. Unlike the residential projects that are held for sale and described in the section directly above, these initiatives may ultimately result in income-producing assets (4,153 multifamily units and 0.9 million commercial rentable square feet), along with substantial upgrades to certain multifamily and commercial properties and hotels that are already producing income for the Company. If these projects are brought to completion, the Company’s estimated share of the total capitalization of these projects would be approximately $1.1 billion (approximately 30% of which has already been funded), which we expect would be funded through our existing equity, third party equity, project sales, tax credit financing and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak capital and does not take into account any distributions over the course of the investment. We and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process. Please also see the section titled “Liquidity and Capital Resources - Development and redevelopment” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional detail on these investments.
KW Investment Management and Real Estate Services (IMRES)
IMRES includes both our investment management platform and to a lesser extent our third-party services business and offers a comprehensive line of real estate services for the full lifecycle of real estate ownership to clients that include financial institutions, institutional investors, insurance companies, developers, builders and government agencies. IMRES has four main lines of business: investment management, property services, brokerage, and auction and conventional sales. These four business lines generate revenue for us through fees and commissions.
We manage approximately $16 billion of IMRES AUM, the majority of which we have an ownership interest in and the balance we manage for third parties (please see definition of IMRES AUM in the section titled "Non-GAAP Measures and Certain Definitions"). With 17 offices throughout the United States, the United Kingdom, Ireland, Jersey and Spain, we have the capabilities and resources to provide property services to real estate owners as well as the experience, as a real estate investor, to understand client concerns. The managers of IMRES have an extensive track record in their respective lines of business and in the real estate community as a whole. Their knowledge and relationships are an excellent driver of business through the services business as well as on the investment front.
Additionally, IMRES plays a critical role in supporting our investment strategy by providing local market intelligence and real-time data for evaluating investments, generating proprietary transaction flow and creating value through efficient implementation of asset management or repositioning strategies.
Investment Management
Our investment management platform utilizes a number of different investment vehicles for which we provide acquisition, asset management, financing, and other investment-related services, and typically includes a co-investment from us. We usually provide investment management services on our consolidated investment portfolio as well as investments with strategic partners many of whom have separate account agreements with us. Through our fund management business we have two active closed end funds seeking to generate attractive, risk adjusted returns.
As of December 31, 2018, the Company manages a total of $2.2 billion in fee-bearing capital.
Commingled funds
We currently have two closed end funds that we manage and receive investment management fees. We focus on sourcing investors in the U.S., Europe and Middle East and investments in U.S and Europe with respect to our commingled funds.
Separate accounts
We have a few equity partners that have separate account agreements with us. As part of the agreement we act as the general partner and receive investment management fees including potential acquisition, disposition, financing, construction management, performance and other fees.
Property Services
This division manages or provides advice with respect to office, retail and residential real estate for third-party clients, fund investors, and investments held by the Company. In addition to earning property management fees, consulting fees, lease commissions, construction management fees, disposition fees, and accounting fees, the property services group gives us insight into local markets and potential acquisitions.
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
Auction and Conventional Sales
Kennedy Wilson was founded in 1977 as a real estate auction business and has since grown into a global real estate company. The auction and conventional sales division provides innovative marketing and sales strategies for all types of commercial and residential real estate, including single family homes, mixed-use developments, estate homes, multifamily dwellings, new home projects, and conversions. Generally, the division's auction sales business is countercyclical to the traditional sales real estate market and has been a bellwether for us in forecasting market conditions.
Research
Meyers Research LLC ("Meyers") was a research business specializing in residential real estate research and advisory. We sold the business in December 2018 for $48.0 million and recognized a gain on sale of business of $40.4 million. We used part of the proceeds from such sale to reinvest $15.0 million for an 11% ownership interest in a new partnership between Meyers Research and another premiere residential real estate construction service company. We no longer control Meyers and will treat the new investment as an unconsolidated investment.
Value Creation
Our differentiated and unique approach to investing is the cornerstone of how we create value for our shareholders. Our investment philosophy is based on three core fundamentals:

•	Leverage our global footprint and complementary investments and services businesses to identify attractive investment markets across the world.

•	Selectively invest in opportunities across many real estate product types with a goal of maximizing cash flow and risk-adjusted return on capital.

•	Actively manage assets and finance our assets in a manner designed to generate stable, predictable and growing cash flows for shareholders and clients.
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

•
Our operating expertise allows us to focus on opportunistic investments where we believe we can increase the value of assets and cash flows, and include transactions with distressed real estate owners or lenders seeking liquidity, or purchases of under-managed or under-leased assets, and repositioning opportunities.

•
Many times, these investments are acquired at a discount to replacement cost or recent comparative sales, thereby offering opportunities to achieve above average total returns. In many cases, this may lead to significant additional returns, such as a promoted interest (where we have partners), based on the performance of the assets.

•
Our long-lasting and deep relationships with financial institutions allow us to refinance loans to reduce interest rates and/or increase borrowings due to property appreciation and thereby obtain cash flow to use for new investments. We generally implement this strategy after our value-add initiatives have been executed, thus allowing us to maintain moderate levels of leverage.

•
We have been able to attract third party capital due to our ability to generate above-market returns for our partners, diversity of geographic markets and investment product types as well as our flexibility in structuring deals through funds, separate accounts and equity partner arrangements.

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

Competitive Strengths
We have a unique platform from which to execute our investment and services strategy. The combination of an investment platform and a service business provides several competitive strengths when compared to other real estate buyers and asset managers operating stand-alone or investment-focused firms and may allow us to generate superior risk-adjusted returns. Our investment strategy focuses on investments that offer significant appreciation potential through intensive asset management, leasing, repositioning, redevelopment and the opportunistic use of capital. We differentiate ourselves from other firms in the industry with our full service, investment-oriented structure. Whereas most other firms use an investment platform to obtain additional service business revenue, we use our service platform to enhance the investment process and ensure the alignment of interests with our investors.
Our competitive strengths include:

•
Transaction experience: Our senior management team has an average of 23 years of real estate experience and has been working and investing together on average for over 10 years. Members of the senior management team have collectively acquired, developed and managed in excess of $30 billion of real estate investments in the United States, the United Kingdom, Ireland, Spain, Italy and Japan throughout various economic cycles, both at our Company and throughout their careers.

•
Extensive relationship and sourcing network: We leverage our relationships in order to source off-market deals. In addition, the senior management team and our acquisition team have transacted deals in nearly every major metropolitan market on the West Coast of the United States, as well as in the United Kingdom, Ireland, Spain, Italy and Japan. Their local presence and reputation in these markets have enabled them to cultivate key relationships with major holders of property inventory, in particularly financial institutions, throughout the real estate community.

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

•
Vertically integrated platform for operational enhancement: We have over 375 employees in both KW Investments and IMRES, with 17 offices throughout the United States, the United Kingdom, Ireland, Spain, Jersey and Japan. We have a hands-on approach to real estate investing and possess the local expertise in property and asset management, leasing, construction management, development and investment sales, which we believe enable us to invest successfully in selected submarkets.

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

•
Management's alignment with shareholders: As of December 31, 2018, our directors and executive officers and their respective affiliates owned an aggregate of approximately 14% of the outstanding shares of our common stock. Due to management team's ownership interest in the Company its interests are in alignment with common shareholders of the Company.

The real estate business is cyclical. Real estate cycles are generally impacted by many factors, including availability of equity and debt capital, borrowing cost, rent levels, and asset values. Our strategy has resulted in a strong track record of creating both asset and entity value for the benefit of our shareholders and partners over these various real estate cycles.

Industry Overview

Key Investment Markets

Western United States

In 2018, the U.S. real estate market continued to improve benefiting from fiscal stimulus and record-low unemployment. U.S. GDP growth accelerated to an estimated 3.0% from 2.2% in 2017. The job market continued to improve during the year, with payrolls growing at a faster rate in 2018 as compared to 2016 and 2017. The unemployment rate ended the year at 3.9%, down from 4.1% in December 2017.
The demand for multifamily housing remained strong in 2018, despite the elevated level of new supply. A significant portion of new construction continues to be centered around the urban core in large metropolitan cities in the Western U.S. However, Kennedy Wilson's portfolio is largely comprised of garden style communities in suburban locations. Demand for workforce housing has exceeded supply, resulting in above-average rent growth. The multifamily market is expected to remain healthy in 2019, as demographic and lifestyle preferences, along with the financial challenges of homeownership, continue to drive demand.
The U.S. office market is expected to have moderate growth in 2019, with office-using employment expected to grow by 1.6% or more than 300,000 jobs. Kennedy Wilson's U.S. office portfolio is primarily located in Southern California and the Greater Seattle market, which both continue to benefit from the expansion of large tech companies. Demand remains firm heading into 2019, with much of the new supply already preleased. Tenants in the science, technology, engineering and math (STEM) industries and flexible space providers are expected to continue fueling demand for office space.
    The U.S. economic outlook for 2019 remains positive, with consumer and business confidence remaining high. However, a number of important factors will continue to play a large role in the performance of real estate in 2019, including the future direction of interest rates, upward inflationary pressures, and the effect on the US economy from the on-going US trade war with China.
Hawaii
In Hawaii, natural disasters were the headline stories in 2018 with major flooding on Kauai and volcanic eruptions on the Big Island (where we hold an interest in a residential development project and the Kona Village Resort).  The volcanic eruption that lasted between the months of May to August 2018 had a measurable adverse impact on tourism to the Big Island, which led to a decrease in visitors and sales volume at our residential development project during 2018 as compared to 2017.  However, visitor volumes and transactional activity have increased at our project since August 2018 and the Company believes that the natural disasters, primarily the volcanic eruptions, did not affect the long-term viability of its investments on the Big Island.

Even with the natural disasters and the nationwide media coverage of the same, Hawaii’s economy in 2018 remained favorable, with record-low unemployment and an increase in the number of visitors to the Hawaiian Islands overall (as discussed above, tourism was down for the Big Island during 2018).  Major economic drivers included a strong global economy in the Pacific region, increased airline seat capacity, and ready access to non-traditional accommodations.  In 2019, Hawaii’s economy is expected to continue expanding albeit at a modestly slower pace than in 2018. The Hawaiian economy, which had the country's second lowest unemployment rate at year-end of 2.5%, continues to depend significantly on the US economy and certain key international economies, especially Japan.

United Kingdom
             Despite the challenging political outlook following the lack of clarity over the terms of the U.K.’s exit from the European Union and the terms of the U.K.’s future relationship with the European Union, the U.K. economy continues to be relatively resilient. Unemployment rates in the U.K. were approximately 4% in 2018, a near record figure. The tight labor market has translated to real wage growth, growing at its fastest rate in a decade, up 3.4% compared to 2017.

Investment volumes in the U.K. hit £73 billion in 2018, 28% ahead of the 10-year average. Given the U.K.’s attractive market fundamentals and transparent investment environment, foreign investments into the U.K. remained strong in 2018, making up 46% of the total investment volume.

Central London office investment and occupational market fundamentals remain strong, underpinned by London’s world-class city status. Significant infrastructure improvements, with the arrival of Crossrail, a world-leading cultural standing and a level of diversity and talent that few cities enjoy, London continues to lure significant investments from global tech companies retaining its top spot in Europe for technology investment funding in 2018. London office absorption of 13.7 million square feet, exceeded the last two years and was above the 10-year average absorption of 12.8 million square feet.

The U.K. retail sector remains under pressure, with weakening occupation demand as a number of high-profile retailers have gone into bankruptcy during 2018. Rent pressure is particularly being felt on secondary and tertiary retail assets, while retail assets that serve as popular and convenient destinations continue to perform strongly.

Prime industrial continues to outperform, with capital value growth of 12% over 2018, driven by shifts to e-commerce. Core locations, longer-dated income and inflation-linked rental increases remain in high demand, as the Company has seen across its own industrial portfolio.

Ireland
Ireland’s economy remains the best performing in Europe for the fifth consecutive year, with unemployment at 5.7%, the lowest rate in over a decade. Strong economic activity has contributed to an active investment market with strong employment fundamentals. Investment volume for 2018 was €3.6 billion, significantly up compared to €2.3 billion in 2017. Office and multifamily transactions represented almost one-third of investment volume in 2018. A strong handful of institutions have announced new funds targeting multifamily assets in Dublin with billions of institutional equity available for this relatively new asset class for Ireland. A further benefit to the depth of the market is that the pool of buyers has expanded further with more institutional purchasers and purchasers from Asia.

Dublin office absorption reached a peak of 3.9 million square feet in 2018, compared to the 10-year average of 2.25 million square feet. Leasing activity was significantly buoyed by the single largest lease deal ever recorded to Facebook for 825,000 square feet. Momentum for 2019 remains strong with 1.6 million square feet reserved at the end of the year. Both city center rents and those in the south suburbs, where our own office portfolio is based, remained stable at approximately €65.00 per square foot and €28.50 per square foot, respectively.

The Dublin multifamily sector continues to demonstrate strong fundamentals, with 60% of the population under the age of 35 now renting in Dublin and home ownership continuing to decline. Ireland benefits from the highest level of natural population growth at 6.6% among EU countries.

Prime retail rents, driven by Grafton Street Zone A rents, of €585 per square foot remained flat year-on-year. With strong Irish economic indicators coupled with solid consumer sentiment and tourist activity, the retail sales index continues its upward trajectory, up 4.0% year-on-year (as of Q3-18), according to the Central Statistics Office of Ireland . Dublin is also on the radar for international retailers looking to grow their European portfolios with strong demand for prime high street and retail schemes, with a number of retailers announcing their first stores in Dublin in 2018.

2018 was very positive for Irish hoteliers, underpinned by healthy economic activity, increased air connectivity, and record tourism numbers with more than 11 million visitors last year, over twice the population of the Republic of Ireland. This has led to improved revenue per available room and average room rates in Dublin hotels, up 10% and 7.3% year-over-year (as of Q3-18), respectively.

Other Smaller Investment Markets

Spain
The Spanish retail sector continues to be fueled by improving economic indicators, coupled with decreases in unemployment, driving stronger Spanish households’ purchasing power and generating positive foot traffic improvements. Tourism continues to play a key role, up 1.1% year-on-year, keeping Spain as the second most visited country in the world.

Spanish retail investment volume reached €3.4 billion in 2018, well above the ten-year average investment volume, with prime retail yields remaining at historic lows, driven by strong levels of institutional demand.

This activity continues to fuel our retail portfolio, where we are seeing positive signs across high street retail employment and investment markets in central Madrid. Against this backdrop, prime Madrid high street retail has benefited from 5.0% year-on-year rental growth and we expect a moderate level of rental increases across the retail sector, especially in prime areas in the near-to medium-term.
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

Foreign Currency
Approximately 49% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and we consider our equity investment as the appropriate exposure to evaluate for balance sheet hedging purposes. We typically do not hedge future operations or cash flows of operations in foreign exchanges rates which may have a significant impact on the results of our operations. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation for a discussion regarding foreign currency and currency derivative instruments.
Transaction-based Results
A significant portion of our cash flow is tied to transaction activity which can affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis or to easily evaluate the breadth of our operation. Historically, this variability has caused our revenue, net income and cash flows to be tied to transaction activity, which is not necessarily concentrated in any one quarter.
Employees
As of December 31, 2018, we have over 375 employees in 17 offices throughout the United States, the United Kingdom, Ireland, Spain, Jersey and Japan. We believe that we have been able to attract and maintain high quality employees. There are no employees subject to collective bargaining agreements. In addition, we believe we have a good relationship with our employees.
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
“Adjusted Fees’’ refers to Kennedy Wilson’s gross investment management, property services and research fees adjusted to include Kennedy Wilson's share of fees eliminated in consolidation, Kennedy Wilson’s share of fees in unconsolidated service businesses and performance fees included in unconsolidated investments.  Effective January 1, 2018, we adopted new GAAP guidance on revenue recognition and implemented a change in accounting principles related to performance allocations, which resulted in us now accounting for performance allocations (commonly referred to as “performance fees” or “carried interest”) under the GAAP guidance for equity method investments and presenting performance allocations as a component of income from unconsolidated investments. Our management uses Adjusted fees to analyze our investment management and real estate services business because the measure removes required eliminations under GAAP for properties in which the Company provides services but also has an ownership interest. These eliminations understate the economic value of the investment management, property services and research fees and makes the Company comparable to other real estate companies that provide investment management and real estate services but do not have an ownership interest in the properties they manage. Our management believes that adjusting GAAP fees to reflect these amounts eliminated in consolidation presents a more holistic measure of the scope of our investment management and real estate services business.
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
"Fee Bearing Capital" represents total third-party committed or invested capital that we manage in our joint-ventures and commingled funds that entitle us to earn fees, including without limitation, asset management fees, construction management fees, acquisition and disposition fees and/or promoted interest, if applicable.
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

Our business is closely tied to general economic conditions in the real estate industry. As a result, our economic performance, the value of our real estate and our ability to implement our business strategies may be significantly and adversely affected by changes in national and local economic conditions. The condition of the real estate markets in which we operate is cyclical and depends on the condition of the economy in the United States, United Kingdom, Ireland, and to a lesser extent, Spain and Italy as a whole and to the perceptions of investors of the overall economic outlook. Rising interest rates, declining employment levels, declining demand for real estate, declining real estate values, periods of general economic slowdown, or recession or the perception that any of these events may occur have negatively impacted the real estate market in the past and may in the future negatively impact our operating performance. In addition, the economic condition of each local market where we operate may depend on one or more key industries within that market, which, in turn, makes our business sensitive to the performance of those industries.

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

•	a decrease in the availability of lines of credit and the public equity and debt markets and other sources of capital used to operate and maintain our business.

If our business performance and profitability deteriorate, we could fail to comply with certain financial covenants in our unsecured revolving credit facilities, which would force us to seek an amendment with our lenders. We may be unable to obtain any necessary waivers or amendments on satisfactory terms, if at all, which could result in the principal and interest of the debt to become immediately due. Please also see “Our debt obligations impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.” In addition, in an extreme deterioration of our business, we could have insufficient liquidity to meet our debt service obligations when they come due in future years or maintain our common stock dividend.

Adverse developments in the credit markets may harm our business, results of operations and financial condition.

The credit markets may experience significant price volatility, dislocations and liquidity disruptions. These circumstances may materially impact liquidity in the financial markets, making terms for certain financings less attractive, and, in some cases, result in the unavailability of financing, even for companies that are otherwise qualified to obtain financing. Volatility and uncertainty in the credit markets may negatively impact our ability to access additional financing for our capital needs. Additionally, due to this uncertainty, we may be unable to refinance or extend our existing debt, or the terms of any refinancing may not be as favorable as the terms of our existing debt. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan. Additionally, disruptions in the credit markets may also adversely affect our business of providing investment management and other real estate related services to our limited partners in our commingled funds, joint venture partners and third-party owners and occupiers of real estate, which would lead to a decrease in the fee revenue we generate.

We could lose part or all of our investments in real estate assets, which could have a material adverse effect on our financial condition and results of operations.

There is the inherent possibility in all of our real estate investments that we could lose all or part of our investment. Real estate investments are generally illiquid, which may affect our ability to change our portfolio in response to changes in economic and other conditions. Moreover, we may not be able to unilaterally decide the timing of the disposition of an investment under certain joint venture arrangements, and as a result, we may not control when and whether any gain will be realized, or loss avoided. The value of our investments can also be diminished by:

•	civil unrest, acts of war and terrorism and acts of God, including earthquakes, hurricanes, volcanic eruptions and other natural disasters (which may result in uninsured or underinsured losses);

•
the impact of present or future legislation in the United States, United Kingdom, Ireland, and to a lesser extent, Spain and Italy (including, without limitation, environmental regulation, changes in laws concerning foreign investments, changes in tax rates and changes in zoning laws) and the cost of compliance with these types of legislation; and

•	liabilities relating to claims, to the extent insurance is not available or is inadequate.

Our real estate development and redevelopment strategies may not be successful.

From time to time, we acquire development assets to the extent attractive projects become available. When we engage in development activities, we are subject to risks associated with those activities that could adversely affect our financial condition, results of operations, cash flows and the market price of, our common stock, including, but not limited to:

•	we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;

•	we may not be able to obtain financing for development projects, or obtain financing on favorable terms;

•
construction costs of a project may exceed the original estimates or construction may not be concluded on schedule, making the project less profitable than originally estimated or not profitable at all (including the possibility of errors or omissions in the project's design, contract default, contractor or subcontractor default, performance bond surety default, the effects of local weather conditions and natural disasters, the possibility of local or national strikes and the possibility of shortages in materials, building supplies or energy and fuel for equipment);

•	tenants which pre-lease space or contract with us for a build-to-suit project may default prior to occupying the project;

•	upon completion of construction, we may not be able to obtain, or obtain on advantageous terms, permanent financing for activities that we financed through construction loans;

•	we may not achieve sufficient occupancy levels, sales levels and/or obtain sufficient rents to ensure the profitability of a completed project; and

•	development projects in which we have invested may be abandoned and the related investment will be impaired.
Moreover, substantial renovation and development activities, regardless of their ultimate success, typically require a significant amount of management’s time and attention, diverting their attention from our other operations.
            Furthermore, part of our investment strategy is to locate and acquire real estate assets that we believe are undervalued and to improve them to increase their resale value. Acquiring properties that are not yet fully developed or in need of substantial renovation or redevelopment entails several risks, particularly the risk that we overestimate the value of the property or that the cost or time to complete the renovation or redevelopment will exceed the budgeted amount.  All of the factors discussed directly above with respect to the risks related to our development projects apply to our renovation and redevelopment initiatives   Any failure to complete a redevelopment project in a timely manner and within budget or to sell or lease the project after completion could have a material adverse effect upon our business, results of operation and financial condition.

Our significant operations in the United Kingdom and Ireland and to a lesser extent, Spain and Italy expose our business to risks inherent in conducting business in foreign markets.

As of December 31, 2018, approximately 57% of our revenues were sourced from our foreign operations in the United Kingdom, Ireland, Spain and Italy, 93% of which was sourced from our operations in the United Kingdom and Ireland. Accordingly, our firm-wide results of operations depend significantly on our foreign operations. Conducting business abroad carries significant risks, including:

•	restrictions and problems relating to the repatriation of capital;

•	difficulties and costs of staffing and managing international operations;

•	the burden of complying with multiple and potentially conflicting laws;

•	laws restricting foreign companies from conducting business;

•	the impact of different business cycles and economic instability;

•	political instability and civil unrest;

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
            Although we are headquartered in the United States, we have worldwide operations and significant business operations in Europe.  As of December 31, 2018, approximately 49% of our consolidated investment account represented investments in European properties or assets, 31% of which represents investments in the United Kingdom.
            In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum.  In March 2017, the U.K. government initiated the exit process under Article 50 of the Treaty on European Union, which commenced a two-year transitionary period expiring on March 29, 2019, after which time the U.K. is expected to leave the European Union in the absence of any effective extension to the Article 50 period.  Political negotiations are underway, however, there is a significant lack of clarity over the terms of the U.K.’s exit from the European Union and the terms of the U.K.’s future relationship with the European Union.  While it is difficult to predict the effect of Brexit on the European and global economy, uncertainty regarding new or modified arrangements between the United Kingdom and the European Union, these developments have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets.  Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility, which may harm our financial position and results of operations.  For example, downward pressure on the value of foreign exchange rates could depress our reported earnings from European operations, which are presented on our financial statements in U.S. dollars.  Asset valuation reductions could result in write-downs of our consolidated European assets and reduced proceeds from asset sales.  In addition, any negative impact on European financial markets could harm our ability to raise capital efficiently in those markets when needed to execute our acquisition and value-add business plans, which would in turn adversely affect our reported results of operations.
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

When any of our commingled closed-end funds perform poorly, our investment record suffers. As a result, our management and performance fees and our ability to raise additional capital may be adversely affected. If a fund performs poorly, we will receive little or no performance fees with regard to the fund and little income or possibly losses from our own principal investment in such fund. Poor performance of our funds could also make it more difficult for us to raise new capital. Investors in our closed-end funds may decline to invest in future closed-end funds we raise as a result of poor performance. Our fund investors and potential fund investors continually assess our funds' performance independently and relative to market benchmarks and our competitors, and our ability to raise capital for existing and future funds depends on our funds' performance. Alternatively, in the face of poor fund performance, investors could demand lower fees or significant fee concessions for existing or future funds which would likewise decrease our revenue.
Our joint venture activities subject us to third-party risks, including risks that other participants may become bankrupt or take action contrary to our best interests.
We have used joint ventures for large real estate investments and real estate developments. We plan to continue to acquire interests in additional joint ventures formed to own or develop real property or interests in real property. We have acquired and may acquire non-controlling interests in joint ventures, and we may also acquire interests as a passive investor without rights to actively participate in the management of the joint ventures. Investments in joint ventures involve additional risks, including the possibility that the other participants may become bankrupt or have economic or other business interests or goals that are inconsistent with ours, that we will not have the right or power to direct the management and policies of the joint ventures and that other participants may take action contrary to our instructions or requests and against our policies and objectives. Should a participant in a material joint venture investment act contrary to our interests, our business, results of operations and financial condition could significantly suffer. Moreover, we cannot be certain that we will continue to identify suitable joint venture partners and form new joint ventures in the future.

If we are unable to identify, acquire and integrate suitable investment opportunities and acquisition targets, our future growth will be impeded.

            Acquisitions and expansion have been, and will continue to be, a significant component of our growth strategy. While maintaining our existing business lines, we intend to continue to pursue a sustained growth strategy by increasing revenues from seeking selective investment and co-investment opportunities and pursuing strategic acquisitions. Our ability to manage our growth will require us to effectively integrate new acquisitions into our existing operations while managing development of principal properties. We expect that significant growth in several business lines occurring simultaneously will place substantial demands on our managerial, administrative, operational and financial resources. We may be unable to successfully manage all factors necessary for a successful expansion of our business. Moreover, our strategy of growth depends on the existence of and our ability to identify attractive investment opportunities and synergistic acquisition targets. In addition, many of our competitors have greater financial resources and a broader global presence than we do. We compete with companies in the United States, United Kingdom, Ireland, and to a lesser extent, Spain and Italy for real estate investment and services opportunities.  The unavailability of suitable investment opportunities and acquisition targets, or our inability to find or be successful in competing for them, may result in a decline in business, financial condition and results of operations.

We own real estate properties located in Hawaii, which subjects us to unique risks relating to, among other things, Hawaii’s economic dependence on fluctuating tourism, the isolated location of Hawaii and the potential for natural disasters.

            We conduct operations and own properties in Hawaii. The gross asset value of our investments in Hawaii is $219.8 million and $162.5 million as of December 31, 2018 and 2017.  Consequently, the success of our investments in Hawaii depends on and is affected by general trends in Hawaii’s economy and real estate market.  Hawaii’s economy largely depends on tourism, which is subject to fluctuation based on a number of factors that we do not control, including cost and availability of air services, the impact of any events that disrupt air travel to and from Hawaii and the desirability or lack thereof to visit Hawaii (natural disasters, including the volcanic eruption on the island of Hawaii in 2018).  In addition, Hawaii has historically been vulnerable to certain natural disaster risks, such as tsunamis, volcanoes, hurricanes and earthquakes, which could cause damage to properties owned by us or property values to decline in general.

            Our three largest investments in Hawaii is a hotel development project on the Big Island and two residential assets (one located on the Big Island and the other located on the island of Oahu) as discussed in our description of our residential and development and redevelopment investments in Item 1 - “Business” of this annual report on Form 10-K.  Please also see the section titled "Industry Overview - Hawaii" in Item 1 of this annual report on form 10-K. In addition to the general risks with respect to development and redevelopment projects as discussed above, Hawaii’s remote and isolated location may create additional operational costs and expenses (general operating and development-related costs), which could have a material adverse impact on our financial results.  If any or all of the factors discussed above were to occur and result in our inability to sell or lease our residential and commercial properties, a significant delay in the completion of our development assets or a significant increase in the costs to complete our development assets than we currently estimate, it would likely have a material adverse effect on our business, financial condition and results of operations.

We purchase distressed loans and loan portfolios that may have a higher risk of default and delinquencies than newly originated loans, and, as a result, we may lose part or all of our investment in such loans and loan portfolios.

From time-to-time we purchase loans and loan portfolios that are secured by real or personal property. These loans and loan portfolios in some cases may be non-performing or sub-performing and may be in default at the time of purchase. In general, the distressed loans and loan portfolios we acquire are speculative investments and have a greater than normal risk of future defaults and delinquencies as compared to newly originated loans. Returns on loan investments depend on the borrower’s ability to make required payments or, in the event of default, our security interests and our ability to foreclose and liquidate whatever property that secures the loans and loan portfolios. We may be unable to collect on a defaulted loan or foreclose on security successfully or in a timely fashion. There may also be instances when we are able to acquire title to an underlying property and sell it but not make a profit on its investment.

Our reliance on third-parties to operate certain of our properties may harm our business.

In some instances, we rely on third party property managers and hotel operators to manage our properties. These third parties are directly responsible for the day-to-day operation of our properties with limited supervision by us, and they often have potentially significant decision-making authority with respect to those properties. Thus, the success of our business may depend in large part on the ability of our third-party property managers to manage the day-to-day operations, and any adversity experienced by our property managers could adversely impact the operation and profitability of our properties

These third-parties may fail to manage our properties effectively or in accordance with their agreements with us, may be negligent in their performance and may engage in criminal or fraudulent activity. If any of these events occur, we could incur losses or face liabilities from the loss or injury to our property or to persons at our properties. In addition, disputes may arise between us and these third-party managers and operators, and we may incur significant expenses to resolve those disputes or terminate the relevant agreement with these third parties and locate and engage competent and cost-effective service providers to operate and manage the relevant properties. We are also parties to hotel management agreements under which unaffiliated third-party property managers manage our hotels. If any of these events occur, our relationships with any franchisors may be damaged, we may be in breach of our franchise agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. In addition, from time to time, disputes may arise between us and our third party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect us. If we are unable to resolve such disputes through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to third party dispute resolution, the expense and outcome of which may harm our business, operating results or prospects.

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

We presently expect to continue operating and acquiring properties in areas that have adopted laws and regulations imposing restrictions on the timing or amount of rent increases. Currently, there are no state mandated rent control in the U.S.

jurisdictions where we hold multifamily units (although there are ongoing political discussions in various states, including California and Oregon), but various municipalities within such states, including certain cities where our properties are located, have enacted rent control or rent stabilization legislation. Furthermore, enactment of similar regulations have been and are being considered in other jurisdictions where we hold investments.  Although, we are able to increase rents to market rates once a tenant vacates a rent-controlled or stabilized unit, increases in rental rates for renewing tenants are limited by such regulations.  Similarly, under current Irish law, for rent controlled properties we are restricted from increasing rents to market rates for renewing tenants or replacement tenants, and any rent increases in these circumstances are generally capped, save in certain limited circumstances.  These laws and regulations can (i) limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses, (ii) negatively impact our ability to attract higher-paying tenants, (iii) require us to expend money for reporting and compliance, and (iv) make it more difficult for us to dispose of properties in certain circumstances. Any failure to comply with these regulations could result in fines and/or other penalties.

If we fail to comply with laws and regulations applicable to us in our role as a real estate broker, property/facility manager or developer, we may incur financial penalties.

            We are subject to numerous federal, state, local and foreign laws and regulations specific to the services we perform in our business, as well as laws of broader applicability, such as tax, securities and employment laws. Brokerage of real estate sales and leasing transactions and the provision of property management services require us to maintain applicable licenses in each U.S. state and certain foreign jurisdictions in which we perform these services. If we fail to maintain our licenses or conduct these activities without a license, or violate any of the regulations covering our licenses, we may be required to pay fines (including treble damages in certain states), return commissions received or have our licenses suspended or revoked.

            As a licensed real estate broker, our operating services subsidiary and our licensed employees are subject to certain statutory due diligence, disclosure and standard-of-care obligations. Failure to fulfill these obligations could subject our operating services subsidiary or our employees to litigation from parties who purchased, sold or leased properties that we brokered or managed. In addition, our operating services subsidiary may become subject to claims by participants in real estate sales claiming that we did not fulfill our statutory obligations as a broker.

Furthermore, in our property management capacity, we hire and supervise third-party contractors to provide construction and engineering services for our properties. While our role is limited to that of a supervisor, we may be subject to claims for construction defects or other similar actions. Adverse outcomes of property management litigation could have a material adverse effect on our business, financial condition and results of operations.

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

Before consummating the acquisition of a particular piece of real property, it is our policy to retain independent environmental consultants to conduct an environmental review of the real property, including performing a Phase I environmental review. These assessments have included, among other things, a visual inspection of the real properties and the surrounding area and a review of relevant federal, state and historical documents. It is possible that the assessments we commission do not reveal all environmental liabilities or that there are material environmental liabilities of which we are currently unaware. Future laws, ordinances or regulations may impose material environmental liability and the current environmental condition of our properties may be affected by tenants, by the condition of land or operations in the vicinity of those properties, or by unrelated third parties. Federal, state, local and foreign agencies or private plaintiffs may bring actions against us in the future, and those actions, if adversely resolved, may have a material adverse effect on our business, financial condition and results of operations.

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

We depend on the capital markets to grow our balance sheet along with third-party equity and debt financings to acquire properties through our investment business, which is a key driver of future growth.  We currently intend to raise a significant amount of third-party equity and debt to acquire assets in the ordinary course of our business.  We depend on debt financing from a combination of financial institutions, the assumption of existing loans, government agencies and seller financing. We depend on equity financing from equity partners, which include public companies, pension funds, family offices, financial institutions, endowments and money managers. Our access to capital funding is uncertain. Our inability to raise additional capital on terms reasonably acceptable to us could jeopardize the future growth of our business.

The loss of one or more key personnel, particularly our CEO, could have a material adverse effect on our operations.

Our continued success depends to a significant degree on the efforts of our senior executives, particularly our chief executive officer, or CEO, who have each been essential to our business. The departure of all or any of our executives for whatever reason or the inability of all or any of them to continue to serve in their present capacities or our inability to attract and retain other qualified personnel could have a material adverse effect upon our business, financial condition and results of operations. Our executives have built highly regarded reputations in the real estate industry. Our executives attract business opportunities and assist both in negotiations with lenders and potential joint venture partners and in the representation of large and institutional clients. If we lost their services, our relationships with lenders, joint venture partners and clients would diminish significantly.

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

               We have experienced a fluctuation in our financial performance from quarter to quarter due in part to the significance of revenues from the sales of real estate and acquisition related gains on overall performance. The timing of purchases and sales of our real estate investments has varied, and will continue to vary, widely from quarter to quarter due to variability in market opportunities, changes in interest rates, and the overall demand for multifamily and commercial real estate, among other things. While these factors have contributed to our increased operating income and earnings in past years, we may be unable to continue to perform well due to the significant variability in these factors.  Moreover, acquisition related gains are non-operating items that result in non-cash gains and do not result in net proceeds to us.  Transactions resulting in acquisition related gains have had a material positive impact on our net income and Adjusted EBITDA in historical periods, and to the extent we do not recognize similar gains in future periods our net income and Adjusted EBITDA could be adversely affected.

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

From time to time, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc., rate our significant outstanding debt. These ratings and any downgrades thereof may impact our ability to borrow under any new agreements in the future, and could increase the interest rates of, and require more onerous terms for, any future borrowings, and could also cause a decline in the market price of our common stock. Our earnings may not be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have sufficient earnings, we may be required to seek to refinance all or part of our existing debt, sell assets at terms that are not attractive, borrow more money or sell more securities, which we may be unable to do, and our stock price may be adversely affected.

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

Our unsecured revolving credit facility and the indentures governing our 5.875% senior notes and the KWE notes require us to maintain compliance with specified financial covenants, including maximum balance sheet leverage and fixed charge coverage ratios. In addition, loan agreements governing the mortgages that are secured by our properties may contain operational and financial covenants, including but not limited to, debt service coverage ratio covenants and, with respect to mortgages secured by certain properties in Europe, loan-to-value ratio covenants. Mortgages with such loan-to-value covenants require that the underlying properties are valued on a periodic basis (at least annually) and as such, adverse market conditions (which are influenced by factors that are outside of the Company’s control) could result in a reduction in the fair value of the subject properties and a breach of the applicable covenant. As of December 31, 2018, we were in compliance with all such covenants. These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. In addition, a default under one series of our indebtedness may also constitute a default under another series of our indebtedness.

We have guaranteed a number of loans in connection with various real estate investments, which may result in us being obligated to make certain payments.

We have provided recourse guarantees associated with loans secured by real estate. The maximum potential undiscounted amount of future payments that we could be required to make under these guarantees was approximately $32.2 million at December 31, 2018 (subsequent to December 31, 2018, the balance prior to the filing date of this annual report was $26.5 million). The guarantees expire through 2021, and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sales proceeds of the property. If we were to become obligated to perform on these guarantees, our financial condition could suffer.

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
             As of December 31, 2018, we had approximately $60.7 million and $71.9 million of federal and California net operating loss carryforwards, respectively, as well as approximately $35.8 million of foreign tax credits, which generally can be used to offset future taxable income or taxes, as applicable.  However, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“the Code”), if a corporation undergoes an “ownership change”, the corporation’s ability to use its pre-change net operating loss carryforwards and foreign tax credits to offset its post-change federal taxable income or taxes, as applicable, may be limited. Generally, a corporation experiences such an ownership change if the percentage of its stock owned by its “5-percent shareholders,” as defined in Section 382 of the Code, increases by more than 50 percentage points (by value) over a three-year period.  Based on our analysis, an ownership change under Section 382 did not occur as a result of the KWE Transaction or as a result of other equity transactions involving 5-percent shareholders. Furthermore, we may experience ownership change in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside of our control). Similar provisions of state tax law may also apply. In addition, U.S. federal tax legislation enacted in December 2017, commonly known as the Tax Cuts and Jobs Act (the “TCJA”), limits the application of net operating loss carryforwards generated after December 31, 2017 to 80% of taxable income. Please also see "Recent U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flow."

As of December 31, 2018, we also had $224.8 million of foreign net operating loss carryforwards which could be subject to similar limitations in foreign jurisdictions based upon changes in equity ownership.
Recent U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.

                The TCJA has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, eliminating the corporate alternative minimum tax, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, imposing a one-time transition tax (or “repatriation tax”) on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses, eliminating the deductibility of certain performance-based executive compensation and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes are effective beginning with our 2018 taxable year, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury Department and Internal Revenue Service (“IRS”), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is still unclear how the U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We urge our investors to consult with their legal and tax advisors with respect to such legislation.

We may fail to comply with section 404 of the Sarbanes-Oxley Act of 2002.

We are subject to section 404 of The Sarbanes-Oxley Act of 2002 and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Although our management has concluded that our internal control over financial reporting was effective as of December 31, 2018 and our independent registered public accounting firm has issued an unqualified report as to the same, our management or our independent registered public accounting firm may not be able to come to the same conclusion in future periods. During the course of the review and testing of our internal controls, we may identify deficiencies and weaknesses and be unable to remediate them before we must provide the required reports. If our management or our independent registered public accounting firm is unable to conclude on an ongoing basis that we have effective internal control over financial reporting, our operating results may suffer, investors may lose confidence in our reported financial information and the trading price of our stock may fall.

Risks Related to Ownership of Our Common Stock

Our directors and officers and their affiliates are significant stockholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to stockholders for approval and which influence may be in conflict with our interests and the interests of our other stockholders.

As of December 31, 2018, our directors and executive officers and their respective affiliates owned an aggregate of approximately 14% of the outstanding shares of our common stock. These stockholders will have significant influence over the outcome of all matters submitted for stockholder approval, including the election of our directors and other corporate actions. In addition, such influence by one or more of these stockholders could discourage others from attempting to purchase or take us over in a transaction that would be favorable to our other stockholders or reduce the market price offered for our common stock in such an event.

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

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties

The following table sets forth certain information regarding our consolidated properties at December 31, 2018:

Consolidated Properties by Region(a)
Commercial(2)	Square Feet	Ending % Occupancy	Annualized Base Rent(1)	Annualized Effective Rent(3)	KW Ownership %	# of Assets
Western U.S.	1.9	96%	$40.8	$38.7	84%	15
Europe	8.4	97	175.0	154.8	94	138
Total Commercial	10.3	97%	$215.8	$193.5	92%	153

Multifamily(4)	Units	Ending % Leased	Annualized Base Rent(1)	Average Effective Rent(3)	KW Ownership %	# of Assets
Western U.S.	9,642	94%	$163.3	$163.3	99%	30
Europe	762	97	18.9	18.9	100	3
Total Multifamily	10,404	94%	$182.2	$182.2	99%	33
(a) Dollars and square footage in millions.
(1) Represents annualized cash base rent (excludes tenant reimbursements and other revenue).
(2) Excludes properties that are under development or undergoing lease up, which includes 21 properties totaling 2.1 million square feet.
(3) Annualized effective rent represents annualized base rent net of rental concessions and abatements.
(4) Excludes properties that are under development or undergoing lease up, which includes 18 properties totaling 4,433 units.

Consolidated Properties by Region
	Units/Lots	Acres	KW Ownership %	# of Investments
Residential and Land
Western U.S.	70	2,711	97%	3
Europe	—	—	—%	—
Total Residential and Land	70	2,711	97%	3

Consolidated Properties by Region
	Rooms	KW Ownership %	# of Investments
Hotel
Western U.S.	170	50%	1
Europe	607	100%	3
Total Hotel	777	88.5%	4

The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2018, plus available space, in our consolidated commercial portfolio assuming non-exercise of renewal options and early termination rights (dollars in millions):

Year of Lease Expiration	Number of Leases Expiring	Rentable Square Feet(1)	Annualized Base Rent(1)	Expiring Annualized Base Rent as a Percent of Total
2019	220	1.4	$26.4	12%
2020	94	1.0	15.6	7%
2021	93	0.6	21.9	10%
2022	114	1.4	28.2	13%
2023	83	1.1	23.0	11%
2024	32	0.5	9.2	3%
2025	32	0.5	11.4	5%
2026	21	0.4	10.2	5%
2027	19	0.3	7.7	4%
2028	21	0.4	15.5	7%
Thereafter	102	2.3	46.7	22%
Total	831	9.9	$215.8	99%
(1) Dollars and square footage in millions.

Our corporate headquarters is located in Beverly Hills, California. We also have 10 other offices throughout the United States, one office in London, UK, one office in Dublin, Ireland, one office in Madrid, Spain, one office in Jersey, one office in Luxembourg and one office in Tokyo, Japan. The Beverly Hills office operates as the main investment and asset management center for us in the United States, while the UK, Ireland, Jersey, Luxembourg and Spain offices are the main investment and asset management centers for our European operations. The remaining office locations primarily operate as property management satellites. With the exception of our corporate headquarters which we own, we lease all of our offices. In addition, we have on-site property management offices located within properties that we manage. The most significant terms of the leasing arrangements for our offices are the length of the lease and the rent. Our leases have terms varying in duration. The rent payable under our office leases vary significantly from location to location as a result of differences in prevailing commercial real estate rates in different geographic locations. Our management believes that except as provided below, no single office lease is material to our business, results of operations or financial condition. In addition, our management believes there is adequate alternative office space available at acceptable rental rates to meet our needs, although adverse movements in rental rates in some markets may negatively affect our profits in those markets when we enter into new leases.

The following table sets forth certain information regarding our corporate headquarters and regional offices.

Location	Use	Approximate Square Footage	Lease Expiration
Beverly Hills, CA	Corporate Headquarters	60,000	N/A*
London, England	Regional Office	4,712	3/3/2023
Dublin, Ireland	Regional Office	3,380	4/30/2019
*Building is owned by a wholly-owned subsidiary of the Company.

Item 3.	Legal Proceedings
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
Holders
As of February 25, 2019, we had approximately 140 holders of record of our common stock.
Dividends
During 2018, we declared and paid quarterly dividends of $0.19 per share for the first three quarters of 2018 and $0.21 per share for the fourth quarter of 2018. We declared and paid quarterly dividends of $0.17 per share for the first three quarters of 2017 and $0.19 per share for the fourth quarter of 2017.
Recent Sales of Unregistered Securities
None
Equity Compensation Plan Information
See Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Performance Graph
The graph below compares the cumulative total return of our common stock from December 31, 2013 through December 31, 2018, with the comparable cumulative return of companies comprising the S&P 500 Index and the MSCI World Real Estate Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index, and the MSCI World Real Estate Index for the five-year period ended December 31, 2018, and assumes reinvestment of all dividends, if any, paid on the securities. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Kennedy Wilson uses the MSCI World Real Estate Index, which includes international real estate companies as a comparable benchmark. The information under this caption, “Performance Graph,” is deemed not to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that such filing specifically states otherwise.
Purchases of Equity Securities by the Company

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
October 1 - October 31, 2018	—	$—	12,843,166	$102,525,100
November 1 - November 30, 2018	189,726	18.78	13,032,892	98,961,620
December 1 - December 31, 2018	791,538	18.00	13,824,430	84,716,364
Total	981,264	$18.15	13,824,430	$84,716,364
(1) On February 25, 2016, our board of directors authorized us to repurchase up to $100 million of its common shares, from time to time, subject to market conditions. The program expired on February 25, 2018. On March 20, 2018, our board of directors authorized us to repurchase up to $250 million of our common shares, from time to time, subject to market conditions.

During the year ended December 31, 2018, the Company repurchased and retired a total of 9.7 million shares of its common stock at a weighted average price of $17.94.
In addition to the repurchases of the Company’s common stock made above, the Company also withheld shares with respect to the vesting of restricted stock that the Company made to its employees.  Shares that vested during the year ended December 31, 2018 and 2017 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities.  During the year ended December 31, 2018 and 2017, total payments for the employees’ tax obligations to the taxing authorities were $8.8 million (486,032 shares withheld) and $37.9 million (1,460,251 shares withheld), respectively.

Item 6.	Selected Financial Data
The following tables summarize our selected historical consolidated financial information. This information was derived from our audited financial statements for each of the years ended December 31, 2018, 2017, 2016, 2015 and 2014. This information is only a summary. You should read this information together in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this document.

(In millions, except per share amounts)	Year Ended December 31,
	2018	2017	2016	2015	2014
Statements of income data and dividends:
Revenue	$773.5	$801.8	$690.4	$583.8	$384.9
Net income to Kennedy-Wilson Holdings Inc. common shareholders(1)	150.0	100.5	2.8	71.1	13.8
Basic income per share	1.04	0.83	0.01	0.66	0.14
Dividends declared per share of common stock	0.78	0.70	0.56	0.48	0.36
Adjusted EBITDA(2)	712.7	455.7	349.9	371.2	317.8
Adjusted EBITDA annual increase (decrease)	56%	30%	(6)%	17%
Adjusted Net Income(2)	397.0	242.5	191.3	208.2	133.7
Adjusted Net Income annual increase (decrease)	64%	27%	(8)%	56%
Adjusted Fees(2)	86.3	86.6	108.9	158.2	121.0
Adjusted Fees annual (decrease) increase	—%	(20)%	(31)%	31%

	As of December 31,
	2018	2017	2016	2015	2014
Balance sheet data:
Cash and cash equivalents	$488.0	$351.3	$885.7	$731.6	$937.7
Total assets	7,357.1	7,724.8	7,656.6	7,595.6	6,297.6
Mortgage debt	2,950.3	3,156.6	2,770.4	2,772.5	2,175.7
KW unsecured debt	1,202.0	1,179.4	934.1	688.8	813.1
KWE unsecured bonds	1,260.5	1,325.9	1,185.7	855.0	—
Kennedy Wilson equity	1,246.7	1,365.6	1,048.0	1,133.8	901.1
Noncontrolling interests	184.5	211.9	1,295.1	1,731.3	2,142.8
Total equity	1,431.2	1,577.5	2,343.1	2,865.1	3,043.9
Common shares outstanding	143.2	151.6	115.7	114.5	96.1
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
The table below details the changes in the Company's IMRES AUM for the twelve months ended December 31, 2018:

(in millions)	December 31, 2017	Increases	Decreases	December 31, 2018
IMRES AUM	$15,729.4	$2,591.2	$(2,012.0)	$16,308.6
IMRES AUM increased 4% to approximately $16 billion as of December 31, 2018. The increases are primarily due to new acquisitions and appreciation in the value of its investments. This is offset by decreases due to dispositions of commercial and multifamily assets, collection of a previously outstanding loan, funding of capital commitments, and pay downs of investment debt.
Foreign currency and currency derivative instruments
Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation for a discussion regarding foreign currency and currency derivative instruments.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See the section titled "Forward-Looking Statements" for more information. Actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed in the section titled “Risk Factors” and elsewhere in this report.
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
Our value is primarily derived from our ownership in income producing real estate assets. We have an ownership stake in approximately 53 million square feet of property globally, including 28,613 multifamily rental units. At December 31, 2018, we and our equity partners held a real estate and real estate related investment portfolio with assets at a book value of approximately $11.3 billion.  For the year ended December 31, 2018, these assets generated total revenues of approximately $1.0 billion.  The Company has an average ownership interest across all of its investments of approximately 63% as of December 31, 2018. In addition to our income producing real estate, we engage in development, and redevelopment and value add initiatives through which we enhance cashflows or reposition asset to increase disposal value.
We have 375 employees in 17 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain, and Japan.
Our operations are defined by two core business segments, KW Investments and IMRES, which work closely together to identify attractive investment markets and opportunities around the world.
Financial Measures and Descriptions

Our key financial measures and indicators are discussed below. Please refer to the critical accounting policies in the Notes to the Consolidated Financial Statements for additional detail regarding the GAAP recognition policies associated with the captions described below.

Revenue
Rental - rental income is comprised of rental revenue earned by our consolidated real estate investments.
Hotel - hotel income is comprised of hotel revenue earned by our consolidated hotels.
Sale of real estate - sales of real estate consists of gross sales proceeds received on the sale of consolidated real estate that is not defined as a business by U.S. GAAP.
Investment Management, Property Services and Research Fees - Investment management, property services, and research fees are primarily comprised of base asset management fees, and acquisition fees generated by our investment management division, property management fees generated by our property services division, leasing fees and sales commissions generated by our brokerage and auction divisions, and consulting fees generated by Meyers Research until the Company's sale of Meyers Research in the fourth quarter of 2018. Fees earned from consolidated investments are eliminated in consolidation with the amount relating to our equity partners being recognized through income attributable to noncontrolling interests.
Loans and other income- Loans and other income is primarily composed of interest income earned on the Company’s loan originations and investments in discounted loan purchases.

Expenses
Rental - rental expenses consists of the expenses of our consolidated real estate investments, including items such as property taxes, insurance, maintenance and repairs, utilities, supplies, salaries and management fees.

Hotel - hotel expenses consists of expenses of our consolidated hotel investments, including items such as property taxes, insurance, maintenance and repairs, utilities, supplies, salaries and management fees.
Commission and marketing - commission and marketing expenses includes fees paid to third party sales and leasing agents as well as business development costs necessary to generate revenues.
Compensation and related - compensation and related expenses include: (a) employee compensation, comprising of salary, bonus, employer payroll taxes and benefits paid on behalf of employees and (b) share-based compensation associated with the grants of share-based awards.
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
Income from unconsolidated investments - Income from unconsolidated investments consists of the Company’s share of income or loss earned on investments in which the Company can exercise significant influence but does not have control. Income from unconsolidated investments includes income from ordinary course operations of the underlying investment, gains on sale, fair value gains and losses and performance-based fees.
Acquisition-related gains - Acquisition-related gains consist of non-cash gains recognized by the Company upon a GAAP required fair value remeasurement due to a business combination. These gains are typically recognized with the change of control of an existing investment. The gain amount is based upon the fair value of the Company’s equity in the investment in excess of the carrying amount of the equity directly preceding the change of control or the separately determined fair value of an investment being an excess of cash paid. These gains also arise when Kennedy Wilson converts a loan into consolidated real estate owned and the fair value of the underlying real estate exceeds the basis in the previously held loan. With the adoption of ASU 2017-01 we will no longer record acquisition-related gains when acquiring controlling interests in real estate investments that are deemed asset acquisitions.
Acquisition-related expenses - Acquisition-related expenses consists of the costs incurred to acquire assets. Generally, the majority of these expenses relate to stamp duty taxes on foreign transactions. Acquisition-related expenses may also include any professional fees associated with closing the transactions and the write off of any costs associated with acquisitions which did not materialize. After the adoption of ASU 2017-01 and January 1, 2018, acquisition-related costs on successful acquisitions are now capitalized.
Gain on sale of real estate, net - Gain on sale of real estate, net relates to the amount received over the carrying value of assets sold that met the definition of a business under US GAAP.
Interest expense - Interest expense represents interest costs associated with our senior notes payable, revolving credit facility, mortgages on our consolidated real estate, and unsecured debt held by KWE.
Other income (expense) - Other income (expense) includes the realized foreign currency exchange income or loss relating to the settlement of foreign transactions during the year which arise due to changes in currency exchange rates, realized gains or losses related to the settlement of derivative instruments, the gain or loss on the sale of marketable securities, and interest income on bank deposits.
Income taxes - The Company’s services business operates globally as corporate entities subject to federal, state, and local income taxes and the investment business operates through various partnership structures to acquire wholly-owned or jointly-owned investments in multifamily, commercial, residential and development properties. The Company’s distributive share of income from its partnership investments will be subject to federal, state, and local taxes at the entity level and the related tax provision attributable to the Company’s share of the income tax is reflected in the consolidated financial statements.
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

Foreign Currency

As of December 31, 2018, approximately 49% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider the carrying value of our equity investment as the appropriate exposure to evaluate for hedging purposes. Fluctuations in foreign exchanges rates may have a significant impact on the results of our operations. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. Please see the section titled "Qualitative and Quantitative Disclosures About Market Risk - Currency Risk - Foreign Currencies" for a detailed discussion with respect to foreign currency.
Certain Significant Transactions and Events
Kennedy Wilson Europe Real Estate Plc
On October 20, 2017, the Company purchased the remaining 76% of shares in Kennedy Wilson Europe Real Estate Plc ("KWE") we did not previously own for $1.4 billion, which represented a discount of approximately $260 million to the original value of the shares when issued. As part of the acquisition consideration, the Company issued 37.2 million shares of common stock valued at $722.2 million. Before and after such transaction, KWE's results is consolidated in our financial results with amounts not owned by us being allocated to noncontrolling interests. Prior to the acquisition, Kennedy Wilson owned 24% of the share capital of KWE and all results presented below are based on this ownership amount up through the closing of the transaction.
During March 2018, Kennedy Wilson elected to treat KWE as a partnership for U.S. tax purposes retroactive to December 29, 2017.   Due to unrealized foreign exchange losses not yet deductible for tax purposes and the consideration paid to acquire the non-controlling interests in KWE exceeding the book carrying value of the non-controlling interests in KWE, the Company’s tax basis in KWE exceeded its book carrying value at December 29, 2017 and December 31, 2018.  Prior to the election to treat KWE as a partnership, KWE was taxed as a controlled foreign corporation.  Due to the conversion of KWE to a partnership for U.S. tax purposes, the Company was required to record a deferred tax asset of $98.3 million related to its excess tax basis over book carrying value for its investment in KWE.  As a significant portion of the excess tax basis would only reverse upon a strengthening of foreign currencies or upon a disposition of KWE, the Company determined that a valuation allowance of $98.3 million was required for the tax basis that was in excess of the Company’s carrying value for its investment in KWE.

AXA Joint Venture
During the second quarter in 2018, the Company and AXA Investment Managers - Real Assets ("AXA") entered into a joint venture agreement targeting multifamily assets in Ireland.  The AXA joint venture commenced with AXA investing in a 50% ownership stake in 1,173 multifamily units across three assets in Dublin, Ireland previously held by the Company and a different equity partner (held in 50/50 joint ventures) and was initially consolidated in the Company’s financial statements.  The Company continues to hold a 50% ownership interest in these assets through its ownership in this new joint venture with AXA.  As the Company does not control the joint venture with AXA, the assets are no longer consolidated and its investment with AXA is accounted for under the equity method. Going forward the investments will be fair value unconsolidated investments with operating activity included within income from unconsolidated investments.
During the three months ended September 30, 2018, the Company sold an additional 411 multifamily units across two assets in Dublin, Ireland and one in Cork, Ireland into the joint venture with AXA that were both previously wholly owned by the Company. The joint venture has also made investments in 274 units in Dublin and acquired two development sites on which it expects to build an estimated 684 additional units.
The table below summarizes the impact the transactions had on our financial statements during the year ended December 31, 2018:

(Dollars in millions)	Gross Gain on Sale of Real Estate	Noncontrolling Interests	Net Gain on Sale of Real Estate	Adjusted Fees(1)
Q2 2018	$149.3	$(66.8)	$82.5	$10.2
Q3 2018	20.2	—	20.2	0.7
Year Ended 2018	$169.5	$(66.8)	$102.7	$10.9
(1) Includes $9.4 million of performance fees for the year ended December 31, 2018 and $0.7 million and $1.5 million on acquisition and disposition fees for the year ended December 31, 2018. See results of operations section for more detail on adjusted fees.

Meyers Research Sale
In December 2018, we sold Meyers Research for $48.0 million and recognized a gain on sale of business of $40.4 million. We used part of the proceeds from such sale to reinvest $15.0 million for an 11% ownership interest in a new partnership between Meyers Research and another premiere residential real estate construction service company. We no longer control Meyers and will treat the new investment as an unconsolidated investment.

Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act (the “TCJA”), was signed into law on December 22, 2017. The TCJA amends a range of U.S. federal tax rules applicable to individuals, businesses and international taxation with most provisions having taken effect beginning January 1, 2018. These changes include lowering the federal corporate income tax rate from a top marginal rate of 35% to a flat rate of to 21% and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. Due to the nature of our business operations, a majority of our foreign income is taxed currently in the U.S. For those foreign subsidiaries where there is no current U.S. tax inclusion, we have estimated that no repatriation tax is due as those foreign subsidiaries do not have aggregate positive unrepatriated foreign earnings. During the fourth quarter of 2017, we adjusted our net U.S. deferred tax liability down to the new federal tax rate and recorded a $44.8 million tax benefit. As of December 31, 2018, we have completed our analysis and recorded an insignificant adjustment in the 2018 financial statement with respect to the federal rate change. The new legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury Department and Internal Revenue Service (“IRS”), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is still unclear how many of the new U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. Should the IRS, Treasury Regulations or state taxing authorities issue further guidance or interpretation of relevant aspects of the new tax law, we may record additional adjustments.

Results of Operations
The following tables summarize the Company's revenue, expenses, other income (expenses) and net income (loss) and calculate EBITDA and Adjusted EBITDA by segment for the years ended December 31, 2018, 2017 and 2016 and is intended to be helpful in understanding the year over year explanations following the tables:

	Year Ended December 31, 2018
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$514.6	$—	$—	$514.6
Hotel	155.7	—	—	155.7
Sale of real estate	56.8	—	—	56.8
Investment management, property services and research fees	—	45.3	—	45.3
Loan purchases, loan originations, and other	1.1	—	—	1.1
Total Revenue	728.2	45.3	—	773.5
Expenses
Rental	160.8	—	—	160.8
Hotel	121.5	—	—	121.5
Cost of real estate sold	52.5	—	—	52.5
Commission and marketing	—	5.9	—	5.9
Compensation and related	73.5	33.5	61.8	168.8
General and administrative	31.6	12.1	7.1	50.8
Depreciation and amortization	205.8	0.3	—	206.1
Total expenses	645.7	51.8	68.9	766.4
Income from unconsolidated investments, net of depreciation and amortization	51.3	27.4	—	78.7
Gain on sale of real estate, net	371.8	—	—	371.8
Gain on sale of business	—	40.4		40.4
Acquisition - related expenses	(1.7)	—	—	(1.7)
Interest expense	(161.0)	—	(77.2)	(238.2)
Other income	0.7	—	11.3	12.0
Provision for income taxes	(14.0)	—	(44.0)	(58.0)
Net income (loss)	329.6	61.3	(178.8)	212.1
Add back (less):
Interest expense	161.0	—	77.2	238.2
Kennedy Wilson's share of interest expense included in unconsolidated investments	26.0	—	—	26.0
Depreciation and amortization	205.8	0.3	—	206.1
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	13.2	—	—	13.2
Provision for income taxes	14.0	—	44.0	58.0
Fees eliminated in consolidation	(13.6)	13.6	—	—
Share-based compensation	—	—	37.1	37.1
EBITDA attributable to noncontrolling interests(2)	(78.0)	—	—	(78.0)
Adjusted EBITDA(1)	$658.0	$75.2	$(20.5)	$712.7
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.
(2) $15.9 million of depreciation, amortization, interest and taxes for the year ended December 31, 2018.

	Year Ended December 31, 2017
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$504.7	$—	$—	$504.7
Hotel	127.5	—	—	127.5
Sale of real estate	111.5	—	—	111.5
Investment management, property services and research fees	—	42.9	—	42.9
Loan purchases, loan originations, and other	15.2	—	—	15.2
Total Revenue	758.9	42.9	—	801.8
Expenses
Rental	151.2	—	—	151.2
Hotel	100.3	—	—	100.3
Cost of real estate sold	80.2	—	—	80.2
Commission and marketing	—	7.2	—	7.2
Compensation and related	76.7	35.2	65.3	177.2
General and administrative	26.0	11.3	4.9	42.2
Depreciation and amortization	212.2	0.3	—	212.5
Total expenses	646.6	54.0	70.2	770.8
Income from unconsolidated investments, net of depreciation and amortization	66.4	11.4	—	77.8
Gain on sale of real estate, net	226.7	—	—	226.7
Gain on sale of business	—	—	—	—
Acquisition - related expenses	(4.4)	—	—	(4.4)
Interest expense	(145.6)	—	(72.1)	(217.7)
Other (expenses) income	(5.1)	—	13.4	8.3
(Provision for) benefit from income taxes	(4.8)	—	21.1	16.3
Net income (loss)	245.5	0.3	(107.8)	138.0
Add back (less):
Interest expense	145.6	—	72.1	217.7
Kennedy Wilson's share of interest expense included in unconsolidated investments	22.5	0.5	—	23.0
Depreciation and amortization	212.2	0.3	—	212.5
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	13.5	2.7	—	16.2
Provision for (benefit from) income taxes	4.8	—	(21.1)	(16.3)
Fees eliminated in consolidation	(26.9)	26.9	—	—
Share-based compensation	—	—	38.4	38.4
EBITDA attributable to noncontrolling interests(2)	(173.8)	—	—	(173.8)
Adjusted EBITDA(1)	$443.4	$30.7	$(18.4)	$455.7
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.
(2) $136.3 million of depreciation, amortization, taxes and interest for the year ended December 31, 2017. This includes allocation to noncontrolling interest holders of KWE up through the acquisition date of October 20, 2017.

	Year Ended December 31, 2016
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$485.9	$—	$—	$485.9
Hotel	116.2	—	—	116.2
Sale of real estate	29.3	—	—	29.3
Investment management, property services and research fees	—	46.4	—	46.4
Loan purchases, loan originations, and other	12.6	—	—	12.6
Total Revenue	644.0	46.4	—	690.4
Expenses
Rental	135.4	—	—	135.4
Hotel	96.3	—	—	96.3
Cost of real estate sold	22.1	—	—	22.1
Commission and marketing	—	8.0	—	8.0
Compensation and related	62.3	36.2	88.0	186.5
General and administrative	26.5	13.3	5.6	45.4
Depreciation and amortization	197.4	0.8	—	198.2
Total expenses	540.0	58.3	93.6	691.9
Income from unconsolidated investments, net of depreciation and amortization	122.8	16.8	—	139.6
Gain on sale of real estate, net	130.7	—	—	130.7
Acquisition - related gains	16.2	—	—	16.2
Acquisition - related expenses	(9.5)	—	—	(9.5)
Interest expense	(137.4)	—	(54.2)	(191.6)
Other (expenses) income	(1.2)	—	7.8	6.6
Benefit from (provision for) income taxes	5.0	—	(19.0)	(14.0)
Net income (loss)	230.6	4.9	(159.0)	76.5
Add back (less):
Interest expense	137.4	—	54.2	191.6
Kennedy Wilson's share of interest expense included in unconsolidated investments	22.1	0.9	—	23.0
Depreciation and amortization	197.4	0.8	—	198.2
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	17.2	3.6	—	20.8
(Benefit from) provision for income taxes	(5.0)	—	19.0	14.0
Fees eliminated in consolidation	(36.9)	36.9	—	—
Share-based compensation	—	—	65.1	65.1
EBITDA attributable to noncontrolling interests(2)	(239.3)	—	—	(239.3)
Adjusted EBITDA(1)	$323.5	$47.1	$(20.7)	$349.9
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.
(2) $169.3 million of depreciation, amortization, taxes and interest for the year ended December 31, 2016.
Kennedy Wilson Consolidated Financial Results: Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
GAAP net income to common shareholders was $150.0 million and $100.5 million for the year ended December 31, 2018 and 2017, respectively. Adjusted EBITDA was $712.7 million for the year ended December 31, 2018, a 56% increase from $455.7 million for 2017, due primarily to higher realized gains on the sale of real estate investments, the sale of Meyers Research in the current period and KWE being wholly owned for the full year. For same property multifamily units, total revenues increased 5%, net operating income increased 6% and occupancy remained at 94% from 2017. For same property commercial real estate, total revenues decreased 3.7%, net operating income decreased 2.2% and occupancy decreased 0.1% to 97.2% from the same period in 2017. See section titled "Same Property Analysis" for more detail.
A significant portion of our investments are in foreign currencies. We typically do not hedge future operations or cash flows so changes in foreign currency rates will have an impact on our results of operations. We have included the table below to illustrate the impact these fluctuations have had on our revenues, net income and Adjusted EBITDA by applying the relevant exchange rates for the prior period. Please refer to the section titled "Currency Risk - Foreign Currencies" in Item 3 for a discussion of risks relating to foreign currency and our hedging strategy and the "Other Comprehensive Income" section below for a discussion of the balance sheet impact of foreign currency movements on our results of operations.

	Year Ended December 31, 2018
	Investments		Investment Management and Real Estate Services		Total
Revenues	$(5.7)	(1)%	$(0.2)	—%	$(5.9)	(1)%
Net Income	(4.2)	(3)%	(0.2)	—%	(4.4)	(3)%
Adjusted EBITDA	(7.1)	(1)%	(0.2)	—%	(7.3)	(1)%
Revenues
Investments Segment Revenues
Rental income was $514.6 million for the year ended December 31, 2018 as compared to $504.7 million for 2017. The $9.9 million increase is primarily due to improved operating performance in our multifamily portfolio and acquisitions that were complete subsequent to the third quarter of 2017, which were offset by the deconsolidation of multifamily assets into the joint venture with AXA and consolidated asset sales.
Hotel income was $155.7 million for the year ended December 31, 2018 as compared to $127.5 million for 2017. The $28.2 million increase is primarily due to us taking control of six Park Inns hotels located in the United Kingdom at the beginning of 2018 in which we previously held a senior debt position. We subsequently sold such six Park Inns hotels in December 2018. In the prior period these hotels were accounted for as loan purchases. We have also had stronger performance in our other European hotels, namely the Shelbourne Hotel in Dublin, Ireland as we have completed value add initiatives that have driven ADRs higher as well as having more rooms available for rent.
    Sale of real estate was $56.8 million for the year ended December 31, 2018 as compared to $111.5 million for the same period in 2017. During year ended December 31, 2018, we recognized sale of real estate on the deconsolidation of the Clancy Phase 3 land parcel, a 259-unit multifamily development project in Dublin, Ireland into the AXA Joint Venture and additional revenue on 200 Capital Dock, a 130,000 sq. ft. office building under development in Dublin, Ireland, due to the construction progress on the building. During the year ended December 31, 2017, we recognized sale of real estate income primarily on 200 Capital Dock and the sale of residential development project.
Loan and other income was $1.1 million for the year ended December 31, 2018 as compared to $15.2 million for 2017.
The decrease is due to the consolidation and conversion from loans to real estate of six Park Inns hotels as described above.
Investment Management and Services Segment Revenues
Fees are earned on the following types of services provided:

•	Investment management, including acquisition, asset management, financing and disposition services;

•	Property services, including management of commercial real estate for third-party clients, fund investors, and investments held by Kennedy Wilson;

•
Research, including consulting practice and data and analytics for the residential real estate development and new home construction industry (until the Company's sale of Meyers Research in the fourth quarter of 2018);

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

The following table shows Investment management, property services and research fees, as well as Adjusted Fees for the years ended December 31, 2018 and 2017:

	Year Ended
	December 31,
(dollars in millions)	2018	2017
Investment management, property services and research fees	$45.3	$42.9
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation(1)	13.6	26.4
Performance fees included in unconsolidated investments	27.4	8.7
Kennedy Wilson's share of fees in unconsolidated service businesses	—	8.6
Adjusted Fees(2)	$86.3	$86.6
(1) The years ended December 31, 2018 and 2017 include $14.0 million and $17.3 million, respectively, of fees recognized in net (income) loss attributable to noncontrolling interests relating to portion of fees paid by noncontrolling interest holders in KWE up until the KWE Transaction on October 20, 2017 and equity partner investments.
(2) See "Non-GAAP Measures and Certain Definitions" for a definition and discussion of Adjusted Fees.

Investment management and real estate services fees were $45.3 million during the year ended December 31, 2018 as compared to $42.9 million for 2017 mainly due to higher performance fees earned during 2018 which was offset by a decrease in base management fee as discussed below.
Fees earned from investments that were eliminated in consolidation totaled $13.6 million compared to $26.4 million for 2017. The decrease is due to the KWE Transaction, as we now wholly own KWE we no longer receive base management and performance fees from noncontrolling interest holders.

The table below breaks down Adjusted Fees from investment management and real estate related services for the year ended December 31, 2018 and 2017:

	Year Ended
(dollars in millions)	December 31,
Fee Description	2018	2017
Investment Management - Base	14.1	35.7
Investment Management - Performance	36.6	8.7
Investment Management - Acquisition / Disposition	3.6	0.9
Investment Management - Total	54.3	45.3

Property Services	16.9	28.9
Research	15.1	12.4
Total Adjusted Fees(1)	$86.3	$86.6
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Fees.
Investment management
Investment management generated Adjusted Fees of $54.3 million during the year ended December 31, 2018 as compared to $45.3 million for 2017. The increase is due to the receipt of performance fees earned on the sale of assets into the joint venture with AXA and the sale of a portfolio of six multifamily assets in the Western United States, as well as the increase in accrual for future performance fees due to the increase in the underlying fair value of the assets held by Fund V.
The decrease in management fees are due to us no longer receiving fees from KWE in the current period as we now own 100% of the shares of KWE. For the year ended December 31, 2017, we earned $16.0 million of fees from KWE. With the formation of the AXA joint venture and additional investments within Fund VI, we currently expect investment management fees to increase in future periods.
Property Services
Real estate related services fees decreased to $16.9 million during the year ended December 31, 2018 as compared to $28.9 million for 2017, primarily due to the sale of a servicing platform in Spain which accounted for $8.6 million of real estate related service fees during the year ended December 31, 2017. We also had a decrease in our remaining property service business due to fewer assets under management in our property management group and the timing of brokerage and auction sales commissions.

Research
Research fees from the Meyers group increased to $15.1 million during the year ended December 31, 2018 as compared to $12.4 million due to increased revenue from the advisory practice of $0.9 million and increased subscriptions to Zonda, an iPad application for home building industry, which led to an additional $1.8 million increase. During the fourth quarter 2018, we sold Meyers Research for a gain of $40.4 million.
Expenses
Investments Segment Expenses
Expenses for the year ended December 31, 2018 decreased to $645.7 million compared to $646.6 million for 2017. The decrease is primarily attributable to the following:
During the year ended December 31, 2018,  we recognized cost of real estate sold on the deconsolidation of Clancy Phase 3 into the AXA joint venture and additional costs to complete with respect to 200 Capital Dock due to the construction progress on the building which resulted in $52.5 million of sale-related costs. For the year ended December 31, 2017, we recognized cost of real estate sold on 200 Capital Dock and sold a residential development project, which resulted in $80.2 million in sale-related costs.
Depreciation and amortization decreased by $6.4 million primarily due to lower amortization of lease intangibles on commercial assets that were fully amortized during the year. Lease intangibles are established as part of initial purchase price allocation at acquisition and have a shorter depreciable life than building depreciation.
Compensation and related expenses decreased by $3.2 million due to a decrease in discretionary compensation and stock compensation expense, primarily as a result of a formula-based cash bonus program that was instituted by the Company’s compensation committee for all named-executive officers during the year ended December 31, 2018.
Decreases in expenses above were offset by increased rental expenses of $9.6 million and hotel expenses increasing by $21.2 million. Rental expenses increased primarily due to higher property taxes as a result of higher property valuations and increased repairs and maintenance expenses. Hotel expenses increased  due to the consolidation of six Park Inns hotels in the United Kingdom at the beginning of 2018.
General expenses increased to $31.6 million for year ended December 31, 2018 as compared to $26.0 million for the year ended December 31, 2017 due to higher tax structuring costs and travel related expenses.
Investment Management and Services Segment Expenses
Expenses for the year ended December 31, 2018 was relatively flat at $51.8 million as compared to $54.0 million in 2017. Increases in general and administration expenses were higher at Meyers due to higher consulting costs offset by lower commission expenses in property services group due to lower commission revenue in 2018.
Corporate Expenses
Expenses for the year ended December 31, 2018 were approximately $68.9 million as compared to $70.2 million for 2017. Compensation and related expenses decreased by $3.5 million due to a decrease in discretionary compensation and stock compensation expense, primarily as a result of a formula-based cash bonus program that was instituted by the Company’s compensation committee for all named-executive officers during the year ended December 31, 2018.
Income from Unconsolidated Investments
During the year ended December 31, 2018, income from unconsolidated investments was $78.7 million as compared to $77.8 million for 2017.
The following table presents income from unconsolidated investments recognized by Kennedy Wilson during the years ended December 31, 2018 and 2017:

	Year Ended December 31,
(Dollars in millions)	2018	2017
Operating performance, net of depreciation of $13.2 million and $16.2 million	$18.8	$16.4
Realized gains	22.1	14.0
Fair value	10.4	38.6
Performance fees (included in adjusted fees)	27.4	8.8
	$78.7	$77.8
The increase in operating performance during 2018 is due to having a larger unconsolidated investment portfolio than the prior period. Realized gains in the current period primarily relates to realized gains on the sales of joint venture investment holdings in two multifamily properties and an office property in the Western United States totaling $22.1 million. Prior period realized gains related to sale of our Japanese multifamily portfolio, two office properties and several residential investments. Fair value gains decreased primarily due to a lower gain on the Kona Village Resort in the current period. These decreases were offset by higher fair value gains on our fund investments, primarily related to Fund V, with VHH's fair value gains being consistent period over period.
Gains on sale of real estate were $371.8 million for the year ended December 31, 2018 compared to $226.7 million in the prior period. The gain recognized during the year ended December 31, 2018 primarily relates to the deconsolidation of the investments that were contributed to the AXA joint venture and the ordinary course sale of certain multifamily and office assets located in the Western United States, Ireland, United Kingdom and Italy. Such gains were offset by an impairment loss on a vacated office building in the United Kingdom which was subsequently sold. Gains on sale of real estate in 2017 related primarily to the sale of multifamily assets in Western United States. Both periods include gains on sale of non-core assets out of our United Kingdom commercial property portfolio as we continue to execute our asset management programs and recycle capital into higher quality assets.
Gain on sale of business of $40.4 million is related to our sale of Meyers Research.
Interest expense was $238.2 million for the year ended December 31, 2018 as compared to $217.7 million for 2017. The increase is due to higher corporate debt outstanding relating to the term loan and senior notes issued in the first quarter of 2018, as well as certain prepayment fees and acceleration of amortization of loan fees in connection with certain asset sales.
Our provision for income taxes and effective tax rate for 2018 was $58.0 million and 21.5% as compared to a benefit from income taxes of $16.3 million and 13.3% tax benefit rate in 2017. The increase in income tax expense is primarily due to an increase in worldwide pre-tax book income. The increase in taxable income was partially offset by a decrease in the federal tax rates as compared to prior years. The 2017 tax provision was also lower as the result of a one-time $44.8 million tax benefit recorded during 2017 relating to the re-measurement of our U.S. net deferred tax liability to the new U.S. corporate tax rate of 21%. Without the re-measurement benefit in 2017, our tax expense and effective rate would have been $28.5 million and 23.4%, respectively.
The SEC issued Staff Accounting Bulletin (“SAB 118”) on December 22, 2017, which provided guidance on how to account for the effects of the Tax Reform. Pursuant to SAB 118, adjustments for the effects of the new legislation should be recorded to the extent a reasonable estimate for all or a portion of the effects of the law can be made. If a company cannot determine a reasonable estimate, it should not record a provisional amount and should continue to apply ASC 740 based on the tax law in effect before the enactment. During Q4 2017, we recorded a provision estimate for the impact of federal rate reduction. As of December 31, 2018, we have completed our SAB118 analysis and recorded an insignificant adjustment in the 2018 financial statement with respect to the federal rate change. The new legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury Department and the IRS, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is still unclear how many of the new U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. Should the IRS, Treasury Regulations or state taxing authorities issue further guidance or interpretation of relevant aspects of the new tax law, we may record additional adjustments.

      We had net income of $62.1 million attributable to noncontrolling interests during the year ended December 31, 2018 compared to net income of $37.5 million attributable to noncontrolling interests during 2017. The increase during the year is due to the allocation of the gain on sale of real estate on the AXA joint venture to our equity partners while the prior period related to the allocation of gains on sale of certain assets in the United Kingdom with our equity partners.

Other Comprehensive Income

The two major components that drive the change in other comprehensive income are the change in foreign currency rates and the gains or loss of any associated foreign currency hedges. Please refer to the section titled "Currency Risk - Foreign Currencies" in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the year ended December 31, 2018 and 2017.

	Year Ended December 31,
(Dollars in millions)	2018	2017
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$150.0	$100.5
Unrealized foreign currency translation (loss) gain, net of noncontrolling interests and tax	(65.9)	48.9
Amounts reclassified out of accumulated other comprehensive loss during the period	13.2	2.0
Unrealized foreign currency derivative contract gains (loss), net of noncontrolling interests and tax	38.3	(48.6)
Unrealized (loss) gain on marketable securities	—	0.2
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$135.6	$103.0
Included within the net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders there are realized foreign exchange amounts relating to translation of cash amounts held in different functional currencies of the subsidiary that holds it and realized gains and losses on derivative investments that are not treated as net investment hedges. The table below represents the amount of foreign exchange movements recorded to the statement of income for the year ended December 31, 2018 and 2017:

	Year Ended December 31,
(Dollars in millions)	2018	2017
Realized foreign currency exchange gain - consolidated statements of income	$(1.1)	$24.2
Realized foreign currency derivative contract gain (loss) - consolidated statements of income	12.7	(10.8)
Statement of Operations - realized foreign currency exchange	$11.6	$13.4

The main currencies that the Company has exposure to are the euro and pound sterling. The table below represents the change in rates over the year ended December 31, 2018 and 2017 as compared to the U.S. Dollar:

	Year Ended December 31,
	2018	2017
Euro	(5.0)%	15.0%
GBP	(6.0)%	10.0%
Comprehensive income, net of taxes and noncontrolling interests, for year ended December 31, 2018 and 2017 was $135.6 million and $103.0 million, respectively.  Comprehensive income attributable to Kennedy-Wilson Holdings common shareholders was impacted by gains relating to unrealized foreign currency translation and gains and losses related to foreign currency derivative hedges during the current period are due to the weakening of the GBP and euro against the US dollar while the prior period the GBP and Euro strengthened against the dollar resulting in foreign currency translation gains and losses on foreign currency derivative hedges.
Amounts reclassified out of accumulated other comprehensive income are for amounts associated with the AXA joint venture that are moved out of other comprehensive income and recognized on the consolidated statements of income.
Kennedy Wilson Consolidated Financial Results: Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
GAAP net income to common shareholders was $100.5 million and $2.8 million for the year ended December 31, 2017 and 2016, respectively. Adjusted EBITDA was $455.7 million, a 30% increase from $349.9 million for 2016, due primarily to higher realized gains on the sale of consolidated and unconsolidated investments during year ended December 31, 2017 and increased ownership in KWE which led to a $46.8 million increase in Adjusted EBITDA post the KWE Transaction. The increase was offset by a decrease in acquisition-related gains as there were none during year ended December 31, 2017 and higher interest expense due to increased borrowings under the Company's revolving credit facility. For same property multifamily units, total revenues increased 6%, net operating income increased 7% and occupancy remained at 94% from 2016. For same property commercial real estate, total revenues decreased 0.2%, net operating income decreased 1.9% and occupancy decreased 0.4% to 97.5% from in 2016.
A significant portion of our investments are in foreign currencies. We do not hedge future operations or cash flows and therefore changes in foreign currency rates will have an impact on our results of operations. We have included the table below to illustrate the impact these fluctuations have had on our revenues, net income and Adjusted EBITDA by applying the applicable exchange rates for the prior period. Please refer to the section titled "Currency Risk - Foreign Currencies" in Item 3 for a discussion of risks relating to foreign currency and our hedging strategy and the section titled "Other Comprehensive Income" below for a discussion of the balance sheet impact of foreign currency movements on our results of operations.

	Year Ended December 31, 2017
	Investments		Investment Management and Real Estate Services		Total
Revenues	$26.6	3%	$0.3	—%	$26.9	3%
Net Income	4.3	4%	0.2	—%	4.5	4%
Adjusted EBITDA	9.2	2%	0.9	—%	10.1	2%
Revenues
Investments Segment Revenues
Rental income was $504.7 million for the year ended December 31, 2017 as compared to $485.9 million for 2016. The $18.8 million increase is primarily due to new acquisitions in 2017 and the latter half of 2016 with improved operating performance in our existing portfolio.
Hotel income was $127.5 million for the year ended December 31, 2017 as compared to $116.2 million for 2016. The $11.3 million increase is primarily due to improved winter conditions at the Ritz Carlton Lake Tahoe which led to a longer ski season, higher occupancy, and an increase in average daily rate. Additionally, the increase was attributable to the opening of the Lake Club at the Ritz. In addition, more rooms were available for occupancy at certain of our hotels in Europe due to the completions of room and common area upgrades.
     Sale of real estate was $111.5 million for the year ended December 31, 2017 as compared to $29.3 million for the same period in 2016. During 2017, we sold and entered into a development agreement for 200 Capital Dock, a 130,000 sq. ft. office building under development in Dublin, Ireland. Additionally, during the year ended December 31, 2017, we sold a parcel of land and a residential development project.
Loan and other income was $15.2 million for the year ended December 31, 2017 as compared to $12.6 million for 2016. The increase is primarily attributable to the sale of a loan secured by a hotel in the United Kingdom and accretion on notes held on properties in Ireland.
Investment Management and Services Segment Revenues
The following table shows Investment management, property services and research fees, as well as Adjusted Fees for the years ended December 31, 2017 and 2016:

	Year Ended
	December 31,
	2017	2016
Investment management, property services and research fees	$42.9	$46.4
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation(1)	26.4	36.9
Performance fees included in unconsolidated investments	8.7	13.0
Kennedy Wilson's share of fees in unconsolidated service businesses	8.6	12.6
Adjusted Fees(2)	$86.6	$108.9
(1) The year ended December 31, 2017 and 2016 includes $17.3 million and $23.1 million of fees recognized in net (income) loss attributable to noncontrolling interests relating to portion of fees paid by noncontrolling interest holders in KWE up until the KWE Transaction on October 20, 2017 and equity partner investments.
(2) See Non-GAAP Measures and Certain Definitions for a definition and discussion of Adjusted Fees.

Investment management and real estate services fees were $42.9 million during the year ended December 31, 2017 as compared to $46.4 million for 2016 mainly due to lower performance fees earned during 2017.
Fees earned from investments that were eliminated in consolidation totaled $26.4 million compared to $36.9 million for 2016. The decrease is primarily attributable to performance fees earned on the sale of an asset in Ireland during the year ended December 31, 2017. Additionally, we recognized $16.0 million and $22.2 million of adjusted fees related to our management of KWE during the year ended December 31, 2017 and 2016, respectively. Subsequent to the closing of the KWE Transaction on October 20, 2017, we no longer earn such fees.
The table below shows Adjusted Fees from investment management and real estate related services for the year ended December 31, 2017 and 2016:

	Year Ended
	December 31,
Fee Description	2017	2016
Investment Management - Base	35.7	41.1
Investment Management - Performance	8.7	19.8
Investment Management - Acquisition / Disposition	0.9	0.3
Investment Management - Total	45.3	61.2

Property Services	28.9	36.3
Research	12.4	11.4
Total Adjusted Fees(1)	$86.6	$108.9
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Fees.
Investment management
Investment management generated Adjusted Fees of $45.3 million during the year ended December 31, 2017 as compared to $61.2 million for 2016. The decrease is primarily attributable to the recognition of unrealized performance fees related to the management of certain funds managed by the Company during the year ended December 31, 2016. Each period, the Company calculates the performance fee (related to its management of Funds) that would be due to the Company if the Funds and their underlying investments were realized at their estimated fair values. During the year ended December 31, 2017, the Company recognized less unrealized performance fees as the fair values of the underlying properties did not increase above the Funds' preferred return thresholds at an equivalent amount over the same period in 2016. Base management fees decreased during the year ended December 31, 2017 due to the KWE Transaction.
Property Services
Property Services decreased to $28.9 million during the year ended December 31, 2017 as compared to $36.3 million during the same period in 2016 primarily due to the sale of a servicing platform in Spain which accounted for $8.6 million and $12.6 million of fees during the year ended December 31, 2017 and 2016, respectively. Additionally, there was a decrease in brokerage fees and property management fees due to having fewer assets under management during the period.
Research
Research fees increased to $12.4 million during the year ended December 31, 2016 as compared to $11.4 million due to increased revenue from its advisory practice of $0.5 million and increased subscriptions to Zonda which led to an additional $0.5 million increase.
Expenses
Investments Segment Expenses
Expenses for the year ended December 31, 2017 increased to $646.6 million compared to $540.0 million for 2016. The increase is primarily attributable to the following:
Rental expenses increased by $15.8 million, hotel expenses increased by $4.0 million and depreciation and amortization increased by $14.3 million due to increased acquisitions during the year ended December 31, 2017.
Compensation and related expenses increased by $12.2 million due  an increase in discretionary compensation during the year ended December 31, 2017.

During the year ended December 31, 2017, we sold and entered into a development agreement for 200 Capital Dock, a 130,000 sq. ft. office building under development in Dublin, Ireland. We also sold a parcel of land and a residential development project, which resulted in $80.2 million of sale-related costs. For the year ended December 31, 2016, we sold a vacant lot and a parcel of land along with condominium units at one of our properties, which resulted in $22.1 million of sale-related costs.
Services Segment Expenses
Expenses for the year ended December 31, 2017 decreased to $54.0 million compared to $58.3 million for 2016.
Corporate Expenses
Expenses for the year ended December 31, 2017 were approximately $70.2 million as compared to $93.6 million for 2016. Compensation and related expenses decreased by $22.7 million primarily due to higher stock compensation during 2016. The higher stock compensation in 2016 is mainly due to $26.5 million or 60% cliff vesting of restricted stock that was granted in 2012 under our Amended and Restated 2009 Equity Participation Plan.

Income from Unconsolidated Investments
Investments Segment Income from Unconsolidated Investments
During the year ended December 31, 2017, income from unconsolidated investments was $77.8 million as compared to $139.6 million for 2016.
The following table presents income from unconsolidated investments recognized by Kennedy Wilson during the years ended December 31, 2017 and 2016:

	Year Ended December 31,
(Dollars in millions)	2017	2016
Operating performance, net of depreciation of $16.2 million and $20.8 million	$16.4	$11.5
Realized gains	14.0	59.0
Fair value	38.6	56.6
Performance fees (included in adjusted fees	8.8	13.0
Interest (loss) income recognized(1)	—	(0.5)
	$77.8	$139.6
(1) Related to loan pools, all of which were fully resolved as of December 31, 2017.
The Company recognized fair value gains during the year ended December 31, 2017, related to acquisitions and dilution from resyndications in our VHH portfolio and improved property performance by FV Option investments and investments held within our Funds totaling $38.6 million. In addition to the above, the Company recognized realized gains on sales of joint venture investments mainly on multifamily and office properties located in the Western United States and Japan during the year which resulted in a gain of $14.0 million. The remaining $13.8 million in equity in joint venture income is related to operating performance.
In 2016, we sold five multifamily properties for a realized gain of $59.0 million (excluding $2.4 million of promoted interest recognized in investment management fees). In addition to the sales discussed above the Company recognized $24.3 million of fair value gains on its VHH portfolio due to dilution from resyndications and development fees. It also recognized $6.1 million from operating distributions made by VHH during the year. The Company also sold equity ownership interests in the Kona Village Resort in Kona, Hawaii to a third party that resulted in the loss of control and deconsolidation of the development. The sales price to the third party indicated that the value of the Company’s continuing interest was greater than its carrying value, resulting in the recording of a $19.5 million gain.   The Company has elected the fair value option to record this equity investment.
Gains on sale of real estate were $226.7 million for the year ended December 31, 2017 compared to $130.7 million in the prior period. The gain recognized during the year ended December 31, 2017 relates primarily to the sale of certain multifamily and commercial assets in the Western United States and United Kingdom in the ordinary course of business.
There were no acquisition related gains for the year ended December 31, 2017 as compared to $16.2 million for 2016 . The acquisition-related gains during the year ended December 31, 2016 were due to the Company acquiring additional equity interest in a retail center in the Western United States that was previously accounted for as an unconsolidated investment. The Company acquired additional equity interests and took control of Kona Village that was previously accounted for as an unconsolidated investment. Subsequently after taking control, the Company sold a 50% interest to a strategic partner and accounted for Kona Village as an unconsolidated investment at the year ended December 31, 2017.
Acquisition-related expenses were $4.4 million for the year ended December 31, 2017 compared to $9.5 million during 2016. The acquisition-related expenses for the year ended December 31, 2016 relate primarily to professional fees and the payment of stamp duty taxes in the United Kingdom and Ireland.
Interest expense was $217.7 million for the year ended December 31, 2017 as compared to $191.6 million for 2016 . During the third quarter of 2016, Kennedy Wilson issued an additional $250.0 million of 5.875% senior unsecured notes due 2024 which resulted in the higher interest expense. In addition, the greater amount outstanding on our line of credit during the year ended December 31, 2017 led to increased interest expense as compared to the prior period. We had an average outstanding debt balance of $5,416.9 million and $4,684.7 million for the years ended December 31, 2017 and 2016, respectively.
Other income was  $8.3 million  for the year ended  December 31, 2017  as compared to $6.6 million  for 2016 . During the year ended December 31, 2017, the Company paid out approximately £290.5 million of cash relating to the KWE Transaction which was held in an escrow cash account for approximately 5 months. Since this was held in a currency different than the Company's functional currency, changes in foreign currency rates were recorded to other income. In order to mitigate these fluctuations the Company entered into foreign currency hedge contracts. During the year ended December 31, 2017, the Company recognized a gain of $24.2 million due to changes in foreign currency rates on the escrow cash which was offset by a loss of $10.8 million from the associated hedges. During the year ended December 31, 2016, the Company recognized a loss of $2.5 million on transactional foreign exchange losses which was offset by a gain of $7.8 million on undesignated hedges.

Income tax benefit was $16.3 million in 2017 as compared to a provision for income taxes of $14.0 million in 2016. The decrease in income tax expense is primarily due to a $44.8 million tax benefit realized as a result of a decrease in our U.S. net deferred tax liability resulting from the reduction in the U.S. corporate tax rate from a top marginal rate of 35% to a flat rate of 21% pursuant to the Tax Cuts and Jobs Act. In addition, as a result of the adoption of ASU 2016-09 on January 1, 2017, the Company recorded an adjustment to opening retained earnings of $9.3 million for excess tax benefits from share awards which had not been recognized under the prior accounting standard. The Company also recorded a tax benefit of $3.7 million through December 31, 2017 related to excess tax benefits realized from the vesting of restricted stock awards and dividend equivalents on restricted stock.
The SEC issued Staff Accounting Bulletin (“SAB 118”) on December 22, 2017, which provided guidance on how to account for the effects of the Tax Reform. Pursuant to SAB 118, adjustments for the effects of the new legislation should be recorded to the extent a reasonable estimate for all or a portion of the effects of the law can be made.
 We had net income of $37.5 million attributable to noncontrolling interests during the year ended December 31, 2017 compared to net income of $70.9 million attributable to noncontrolling interests during 2016 . The decrease during the year is primarily attributable to our increased ownership in KWE subsequent to the KWE Acquisition and to greater sales in the prior period that had noncontrolling interests associated with them.

The Company's Series B shares were retired in the year ended December 31, 2016. Accordingly, there were no preferred dividends or accretion of preferred stock issue costs during 2017, as compared to $2.8 million during 2016.
Other Comprehensive Income
The two major components that drive the change in other comprehensive income are the change in foreign currency rates and the gains or loss of any associated foreign currency hedges. Please refer to the section titled "Currency Risk - Foreign Currencies" in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the year ended December 31, 2018 and 2017.

	Year Ended December 31,
(Dollars in millions)	2017	2016
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$100.5	$2.8
Unrealized foreign currency translation (loss) gain, net of noncontrolling interests and tax	48.9	(32.5)
Amounts reclassified out of accumulated other comprehensive loss during the period	2.0	3.4
Unrealized foreign currency derivative contract gains (loss), net of noncontrolling interests and tax	(48.6)	5.5
Unrealized (loss) gain on marketable securities	0.2	0.1
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc. common shareholders(1)	$103.0	$(20.7)
(1) Includes $2.8 million of preferred dividends and accretion of preferred stock issuance costs during the year ended December 31, 2016.
Included within the net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders there are realized foreign exchange amounts relating to translation of cash amounts held in different functional currencies of the subsidiary that holds it and realized gains and losses on derivative investments that are not treated as net investment hedges. The table below represents the amount of foreign exchange movements recorded to the statement of income for the year ended December 31, 2017 and 2016:

	Year Ended December 31,
(Dollars in millions)	2017	2016
Realized foreign currency exchange gain - consolidated statements of income	$24.2	$(2.5)
Realized foreign currency derivative contract gain (loss) - consolidated statements of income	(10.8)	7.8
Statement of Operations - realized foreign currency exchange	$13.4	$5.3
The main currencies that the Company has exposure to are the euro and pound sterling. The table below represents the change in rates over the year ended December 31, 2017 and 2016 as compared to the U.S. Dollar:

	Year Ended December 31,
	2017	2016
Euro	15.0%	(3.0)%
GBP	10.0%	(16.0)%

Comprehensive income, net of taxes and noncontrolling interests, for year ended December 31, 2017 and 2016 was income of $103.0 million and $20.7 million, respectively.  Net income attributable to Kennedy-Wilson Holdings common shareholders was impacted by the strengthening of the GBP and Euro during the year. The losses relating to unrealized foreign currency translation during the prior period related to the pound sterling and the Euro, primarily as a result of the Brexit vote.
The loss on hedges in the current year primarily relates to the strengthening of the GBP during the year which lead to hedge losses that the Company held against the currency. The gain in the prior year primarily relates to the strengthening of the dollar against the GBP related the Company's stock investment in KWE which was offset by our share of the decreased value of derivative contracts at KWE (due to the strengthening of the euro against the British pound sterling) from hedges on its Euro denominated assets.
Amounts reclassified out of accumulated other comprehensive income are for amounts that are moved out of other comprehensive income and recognized on the statement of income. Although there is activity for the prior period the amounts reclassified are inception-to-date, and, accordingly, they are not indicative of current period movements. During the year ended December 31, 2017 the amounts reclassified related to the sale of the Company's investment in a loan servicing platform in Spain. The reclassification for the prior period relates to the resolution of European loan pools and the sale of office properties in Ireland and Japan during the year.

Liquidity and Capital Resources
Our liquidity and capital resources requirements include acquisitions of real estate and real estate related assets, capital expenditures for consolidated real estate and unconsolidated investments and working capital needs. We finance these activities with internally generated funds, borrowings under our revolving lines of credit, sales of equity and debt securities and cash out refinancings to the extent they are available and fit within our overall portfolio leverage strategy. Our investments in real estate are typically financed with equity from our balance sheet, third party equity and mortgage loans secured primarily by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral, subject to limited customary exceptions. In some cases, we guarantee a portion of the loan related to a consolidated property or an unconsolidated investment, usually until some condition, such as completion of construction or leasing or certain net operating income criteria, has been met. We do not expect these guarantees to materially affect liquidity or capital resources. Please refer to the section titled "Off Balance Sheet Arrangements" for further information. Historically, we have not required significant capital resources to support our IMRES business.
Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, dividend payments to our shareholders, development, redevelopment and capital expenditures and, potentially, share repurchases and acquisitions. We expect to meet our short-term liquidity requirements through our existing cash and cash equivalents plus capital generated from our IMRES business, sales of real estate as well as availability on our current revolving lines of credit (which had $500.0 million available to draw as of December 31, 2018). As of December 31, 2018, we and our consolidated subsidiaries had approximately $988.0 million of potential liquidity, which includes $500.0 million of availability under lines of credit and $488.0 million of cash. As of December 31, 2018 we have $88.0 million of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties.
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
Development and redevelopment
Kennedy Wilson has a number of market rate development, redevelopment and entitlement projects that are underway or in the planning stages.  Unlike its residential projects that are held for sale, these initiatives may ultimately result in market-rate income producing assets (1,747 multifamily units and 0.9 million commercial rentable square feet), along with substantial upgrades to certain multifamily and commercial properties and hotels that are already producing income for the Company. If these projects were brought to completion the estimated share of the Company's total cost would be approximately $1.1 billion, which we expect would be funded through our existing equity, third party equity, project sales and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. As of December 31, 2018, we have incurred $321.0 million of costs to date and expect to spend an additional $730 million to develop to completion or complete the entitlement process on these projects. Of the $730 million of remaining costs to complete we currently expect $360 million of it to be funded through cash from us over the life of the projects.
In addition to the market rate development and redevelopment projects described above we have 2,559 affordable and/or age-restricted multifamily units within our VHH platform that we are currently developing or in the process of stabilizing. We expect to have no cash equity basis in these projects at completion due to the use of property level debt and proceeds from the sale of tax credits. If these projects are brought to completion we expect to receive $24.7 million in cash from paid developer fees and proceeds from the sale of tax credits.
The figures described in the two preceding paragraphs and in the table below are budgeted costs and are subject to change. There is no certainty that the Company will develop or redevelop any or all of these potential projects and the Company and its equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process.  As these are budgeted figures and are subject to change (increase or decrease) due to a number of factors (some of which are beyond our control), including, that these projects are being developed under construction management contracts with the general contractors and therefore we and our equity partners could be called upon to contribute additional capital in the event that actual costs exceed budgeted costs.
The table below describes the market rate development or redevelopment projects that the Company is undergoing or considering, and excludes the affordable and/or age-restricted multifamily units that it is developing in its VHH platform and its residential investments. The scope of these projects may change. The estimated costs and amounts of cash to complete projects reflected in the table below represent management's current expectations and the total costs incurred to date include the land costs of these projects. All dollar amounts are Kennedy Wilson's share.

				If Completed				Current
Location	Type	Investment	Status	Est. Completion Date(1)	Commercial Sq. Ft.	MF Units / Hotel Rooms	KW Est. Total Cost(6)	KW Costs Incurred(5)(6)	KW Est. Costs to Complete(2)
2019
Ireland(3)	Mixed-Use	Capital Dock(4)	Under Construction	2019	26,000	190	$57	$46	$11
	2019 Total				26,000	190	$57	$46	$11
2020-2021
Spain(3)	Retail	Puerta del Sol	In Planning	2020	37,000	—	$65	$61	$4
Nor Cal	Multifamily	Santa Rosa	Under Construction	2020	—	120	35	5	30
ID	Multifamily	Rosewood/RiverPointe	2 In Design	2020	—	161	32	3	29
Ireland(3)	Multifamily	Clancy Quay - Phase 3	Under Construction	2020	6,000	259	56	20	36
Ireland(3)	Office	Hanover Quay	Received Planning	2020	69,000	—	37	8	29
Ireland(3)	Office	Kildare	Received Planning	2021	64,000	—	55	11	44
	2020-2021 Total				176,000	540	$280	$108	$172
2022-2023
Nor Cal	Office	400/430 California	Under Construction	2020	247,000	—	$22	$15	$7
Ireland(3)	Mixed-Use	Leisureplex	In Design	2022	19,000	180	103	19	84
Ireland(3)	Multifamily	Grange	In Design	2022	—	235	54	7	47
Ireland(3)	Mixed-Use	City Block 3	In Design	2022	332,000	452	253	70	183
Hawaii	Hotel	Kona Village Resort	Under Construction	2022	—	150	282	56	226
	2022-2023 Total				598,000	1,017	$714	$167	$547

	Total				800,000	1,747	$1,051	$321	$730
(1) The actual completion date for projects is subject to several factors, many of which are not within our control. Accordingly, the projects identified may not be completed when expected, or at all.

(2)
Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of December 31, 2018. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. Kennedy Wilson expects to fund $360 million of its share of remaining costs to complete with cash over the life of these projects. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase. KW cost to complete differs from KW share total capitalization as the latter includes costs that have already been incurred to date while the former relates to future estimated costs
(3) Estimated foreign exchange rates are €0.87 = $1 USD and £0.78 = $1 USD, related to NOI.
(4) 100 Capital Dock stabilized during 4Q-2018. Retail space represents the remaining commercial square footage as of December 31, 2018.
(5) Excludes $63 million of costs incurred on three assets totaling 0.1 million commercial sq.ft. where the scope of the projects are still being explored and finalized.
(6) Includes land costs.
Share Repurchase Plan
On March 20, 2018, our Board of Directors approved the repurchase of up to $250 million of the Company’s common stock. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of the Company’s restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the company’s discretion. The program does not obligate the Company to repurchase any specific number of shares and, subject to compliance with applicable laws, may be suspended or terminated at any time without prior notice. As of December 31, 2018, we had $84.7 million remaining under the current plan for stock repurchases. Please see the section titled "Purchases of Equity Securities by the Company" in Part II of this annual report on Form 10-K for additional information.
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
Under our current joint venture strategy, we generally contribute property expertise and a fully funded initial cash contribution, with commitments to provide additional funding. As of December 31, 2018, we have unfulfilled capital commitments totaling $99.3 million to our unconsolidated investments.
Cash Flows
The following table summarizes the cash provided by or used in our operating, investing and financing activities for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
(Dollars in millions)	2018	2017	2016
Net cash provided by operating activities	$93.1	$73.0	$102.9
Net cash provided by (used in) investing activities	593.1	(70.2)	(286.7)
Net cash (used in) provided by financing activities	(528.8)	(565.3)	419.8
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions from our unconsolidated investments, revenues from our IMRES business net of operating expenses and other general and administrative costs. Substantially all of the cash flows from operations of $93.1 million, $73.0 million and $102.9 million for the year ended December 31, 2018, 2017 and 2016 respectively, were generated from net rental income received from our rental properties, operating distributions from our unconsolidated investments and fees earned on our service business.
The increase in cash flow from operating activities is due to increased cash flow from consolidated properties during the year ended December 31, 2018, and the timing of when discretionary bonuses were paid in 2017. These were offset by higher interest payments and general and administrative expenses.
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

Cash provided by investing activities net totaled $593.1 million for the year ended December 31, 2018. During the current period we had $571.8 million of purchases and additions to real estate primarily for additions to real estate in our Mountain States multifamily portfolio and a multifamily property in Cork, Ireland and $396.1 million contributions to unconsolidated investments which mainly related to our new AXA joint venture platform and to fund new investments and capital expenditures which included acquisitions in Fund VI. The cash used in the aforementioned investing activities was offset by receipt of $1,386.1 million, mainly from sales of multifamily properties in the Western United States (which were then tax deferred and exchanged into higher quality multifamily properties in the Western United States), non-core commercial properties in the United Kingdom, Ireland and Italy as well as assets into the AXA joint venture platform. On our Capital Dock development, we spent $29.1 million and received $81.0 million for reaching completion milestones. We received $63.7 million in investing distributions on unconsolidated investments primarily relating to resyndications in our VHH portfolio and property sales. The sale of our research subsidiary, Meyers Research, generated $43.4 million in proceeds. We also received $7.4 million from the liquidation of our marketable securities portfolio.
Net cash used in investing activities totaled $70.2 million for the year ended December 31, 2017. During the year ended December 31, 2017, we had $814.3 million of purchases and additions to real estate and $79.9 million contributions to new and existing unconsolidated investments. The cash used in the aforementioned investing activities was offset by receipt of $659.1 million, mainly from sales of multifamily properties in the Western United States which were then tax deferred exchanged into higher quality multifamily properties in the Western United States and non-core commercial properties in the United Kingdom and Ireland. Additionally, we received $133.4 million of investing distributions from unconsolidated investments due to the sales of multifamily properties in the Western United States and Japan, commercial properties in the Western United States, a servicing platform in Spain, and homes in residential development projects in the Western United States, and the refinancing of property level debt.
Net cash used in investing activities totaled $286.7 million for the year ended December 31, 2016 . During the year ended December 31, 2016, we had $949.6 million of purchases and additions to real estate and $124.9 million contributions to new and existing unconsolidated investments. The cash used in the aforementioned investing activities was offset by receipt of $540.1 million, mainly from commercial property sales in Europe. We also collected  $146.9 million on loans primarily from the sale of a portfolio of loans in Europe during the first quarter.
Financing
Our net cash related to financing activities is generally impacted by capital-raising activities net of dividends and distributions paid to common shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash used in financing activities totaled $528.8 million for the year ended December 31, 2018. We received proceeds of $246.6 million from the issuance of additional Senior Notes and $725.0 million from mortgage loans to finance and refinance consolidated property acquisitions, which were offset by repayment of $866.8 million of investment debt mainly driven by repayment of mortgages on sold consolidated properties. During the year ended December 31, 2018, we borrowed $225.0 million on our credit facility and repaid $450.0 million (as of December 31, 2018 our credit facility is undrawn). Distributions of $116.0 million were paid to noncontrolling interest holders primarily as a result of asset sales and cash received from financings. During the year December 31, 2018, we paid dividends to our common stockholders of $111.2 million which is an increase over prior periods due to an increase in share count as part of the KWE Transaction as well as an increase in the dividend per share amount as compared to prior periods. We also returned $177.9 million to shareholders through share repurchases as part of our share repurchase plan discussed above.
Net cash used in financing activities totaled $565.3 million for the year ended December 31, 2017. As part of the KWE Transaction, $719.8 million was paid to noncontrolling interest holders of KWE and $55.8 million in transaction costs relating to professional and banking fees to close the KWE Transaction. We received proceeds of $848.3 million from mortgage loans to finance and refinance consolidated property acquisitions, which were offset by repayment of $684.7 million of investment debt. During the year ended December 31, 2017, we borrowed $800.0 million on our credit facility and repaid $500.0 million. We also paid $55.0 million to pay off in full at par the 2042 Senior Notes. Distributions of $106.0 million were paid to noncontrolling interest holders primarily as a result of asset sales and cash received from financings. We paid dividends of $59.2 million and repurchased $67.7 million of shares during 2017.
Net cash provided by financing activities totaled $419.8 million for the year ended December 31, 2016. Kennedy Wilson received proceeds of $250.0 million  from the issuance of senior notes and $1.2 billion from mortgage loans to finance and refinance consolidated property acquisitions, these were offset by repayment of $608.1 million of investment debt. In addition, KWE and the Company spent $196.9 million for KWE's share repurchase program and the Company's open market purchases of KWE shares. Distributions of $116.6 million to noncontrolling interest holders due mainly to asset sales also offset cash from financing. The Company also drew and repaid $125.0 million on its line of credit during the current year. We paid dividends of $64.8 million and repurchased $64.8 million of shares during 2016.

Contractual Obligations and Commercial Commitments

At December 31, 2018, Kennedy Wilson's contractual cash obligations, including debt, lines of credit, and operating leases included the following:

	Payments due by period
(Dollars in millions)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations
Borrowings:(1)(4)
Mortgage debt(2)(4)	$2,966.4	$266.2	$567.7	$570.8	$1,561.7
Senior notes(3)(4)	1,150.0	—	—	1,150.0	—
Term Loan Facility(4)	75.0	—	75.0	—	—
KWE unsecured bonds(4)(5)	1,267.4	—	637.3	—	630.1
Total borrowings	5,458.8	266.2	1,280.0	1,720.8	2,191.8
Operating leases	6.9	2.2	4.0	0.6	0.1
Ground leases(8)	106.8	1.2	3.5	2.3	99.8
Total contractual cash obligations(7)	$5,572.5	$269.6	$1,287.5	$1,723.7	$2,291.7

(1)
See Notes 8-11 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year - $200.7 million; 1-3 years-$579.2 million; 4-5 years-$266.5 million; After 5 years: $161.5 million. The interest payments on variable rate debt have been calculated at the interest rate in effect as of December 31, 2018.

(2)	Excludes $1.9 million net unamortized debt premium on mortgage debt.

(3)	Excludes $4.7 million unamortized debt discount on senior notes.

(4)	Excludes $40.4 million unamortized loan fees.

(5)	Excludes $3.7 million net unamortized discount on KWE unsecured bonds.
(6) Kennedy Wilson's share of contractual obligations, (excluding amounts that are attributable to noncontrolling interests), including debt and operating leases, consisted of the following: Less than 1 year - $209.1 million; 1-3 years - $1,254.8 million; 4-5 years - $1,673.8 million; After 5 years - $2,008.0 million.
(7) Table above excludes $99.3 million unfulfilled capital commitments to our unconsolidated investments.
(8) Ground leases on consolidated assets. Amounts are undiscounted and have leases that expire as far out as 2258.

Indebtedness and Related Covenants
The following describes certain indebtedness and related covenants.
Senior Notes Payable
In March 2014, Kennedy-Wilson, Inc., completed a public offering of $300.0 million aggregate principal amount of 5.875% Senior Notes due 2024 (the “2024 Notes”), for approximately $290.7 million, net of discount and estimated offering expenses. The 2024 Notes were issued pursuant to an indenture dated as of March 25, 2014, by and among Kennedy-Wilson, Inc., as issuer, and Wilmington Trust National Association, as trustee, as supplemented by a supplemental indenture, dated as of March 25, 2014, by and between Kennedy-Wilson, Inc. as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantors, and Wilmington Trust National Association, as trustee (the indenture, as so supplemented, the “2024 Indenture”). The issuer's obligations under the 2024 Notes are fully and unconditionally guaranteed by Kennedy-Wilson Holdings, Inc. and the subsidiary guarantors. At any time prior to April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at the redemption price specified in the 2024 Indenture, plus accrued and unpaid interest, if any, to the redemption date. Interest on the 2024 Notes accrues at a rate of 5.875% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2014. The 2024 Notes will mature on April 1, 2024. In November 2014, August 2016 and March 2018, we completed additional public offerings of $350 million, $250 million and $250 million, respectively, aggregate principal amounts of 5.875% Senior Notes, due 2024 (the “Additional Notes”). The Additional Notes have substantially identical terms as the 2024 Notes described above, and are treated as a single series with the 2024 Notes under such 2024 Indenture. The Additional Notes were issued and sold at public offering prices of 100.0% in November 2014, 100.0% in August 2016 and 98.625% in March 2018 of their principal amount, plus accrued interest. The amount of the 2024 Notes included in the accompanying consolidated balance sheets was $1,145.3 million at December 31, 2018.
In November and December 2012, Kennedy-Wilson, Inc. completed a public offering of $55.0 million aggregate principal amount of 7.750% Senior Notes due 2042 (the "2042 Notes"). On December 1, 2017 the 2042 Notes were redeemed in full at a redemption price equal to 100% of the principal amount.
KWE Senior Notes Payable

KWE has bonds outstanding ("KWE Bonds") of approximately $637.3 million (based on December 31, 2018 rates) (£500 million) in 3.95% fixed-rate senior unsecured bonds due 2022. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros.
KWE also established a £2.0 billion (approximately $2.5 billion based on December 31, 2018 rates) Euro Medium Term Note Programme ("EMTN"). Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. KWE has drawn down under its EMTN Programme, with issuances of senior unsecured notes for an aggregate principal amount of approximately $629.9 million (based on December 31, 2018 rates) (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $627.4 million, have an annual fixed coupon of 3.25%, and mature in 2025.  The KWE Notes rank pari passu with the KWE Bonds, and are subject to the same restrictive covenants.
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
Borrowings Under Line of Credit
Kennedy-Wilson, Inc. (the “Borrower”), a wholly-owned subsidiary of Kennedy-Wilson Holdings, Inc. (the “Company”), KWH and certain subsidiaries of the Company (the “Subsidiary Guarantors”) has an Escrow Agreement with a syndicate of lenders (the “Lenders”), Bank of America, N.A. ("BofA"), as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill"), JPMorgan Chase Bank, N.A. ("JPM") and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, pursuant to which the parties delivered executed signature pages to a $700 million unsecured revolving credit and term loan facility (the “A&R Facility”), which amended and restated the Borrower’s prior revolving credit facility. The A&R Facility is comprised of a $500 million revolving line of credit and a $200 million term loan facility. Loans under the revolving line of credit bear interest at a rate equal to LIBOR plus between 1.75% and 2.75%, depending on the consolidated leverage ratio as of the applicable measurement date. Loans under the term loan facility bear interest at a rate equal to LIBOR plus between 1.65% and 2.65%, depending on the consolidated leverage ratio as of the applicable measurement date. The A&R Facility has a maturity date of March 31, 2021. Subject to certain conditions precedent and at the Borrower’s option, the maturity date of the A&R Facility may be extended by one year.
The Company has an outstanding balance of $75.0 million on the A&R Facility with the full $500.0 million available to be drawn under the revolving credit facility.
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

As of December 31, 2018, the Company’s was in compliance with all covenant calculations. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
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
In addition, loan agreements governing the mortgages that are secured by our properties may contain operational and financial covenants, including but not limited to, debt service coverage ratio covenants and, with respect to mortgages secured by certain properties in Europe, loan-to-value ratio covenants. Mortgages with such loan-to-value covenants require that the underlying properties are valued on a periodic basis (at least annually).

Off-Balance Sheet Arrangements
Guarantees
We have provided guarantees associated with loans secured by consolidated assets. At December 31, 2018, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $32.2 million at December 31, 2018 as compared to a total of $69.4 million as of December 31, 2017. The guarantees expire through 2021 and our performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
As of December 31, 2018, we have unfulfilled capital commitments totaling $99.3 million to our unconsolidated investments. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
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
Our exposure to market risk from changing prices consists primarily of fluctuations in rental rates of commercial and multifamily properties, market interest rates on investment mortgages and debt obligations and real estate property values. Rental rate increases are dependent upon market conditions and the competitive environments in the respective locations of the properties. To the extent that we engage in development activities, we may have exposure to changing prices in materials or cost of labor. The revenues associated with the real estate services businesses are impacted by fluctuations in interest rates, lease rates, real property values and the availability of space and competition in the market place. Real estate service revenues are derived from a broad range of real estate services that are primarily transaction driven and are therefore volatile in nature and highly competitive. The revenues of the investment management operations with respect to rental properties are highly dependent upon the aggregate rents of the properties managed, which are affected by rental rates and building occupancy rates. Employee compensation is the principal cost element of investment management.

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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of December 31, 2018, 84% of our consolidated debt is fixed rate, 9% is floating rate with interest caps and 7% is floating rate without interest caps.
We hold variable rate debt on some of our consolidated properties that are subject to interest rate fluctuations.  In order to mitigate some of the risk associated with increasing interest rates we have purchased interest rate caps that limit the amount that interest expense can increase with rate increases.  However, some of our debt is uncapped and the mortgages that do have interest caps are subject to increased interest expense until rates hit the level of caps that have been purchased.  If there was a 100-basis point increase or decrease, we would have a $5.5 million increase in interest expense or $2.8 million in interest expense savings during 2019 on our current consolidated mortgages.  The weighted average strike price on caps and maturity of Kennedy Wilson’s variable rate mortgages is 3.12% and approximately 4 years, respectively, as of December 31, 2018.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of December 31, 2018. The weighted average interest rate for the various assets and liabilities presented are actual as of December 31, 2018. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
	2019	2020	2021	2022	2023	Thereafter	Total	December 31, 2018
	(Dollars in millions)
Interest rate sensitive assets
Cash equivalents	$488.0	$—	$—	$—	$—	$—	$488.0	$488.0
Average interest rate	0.26%	—%	—%	—%	—%	—%	0.26%	—
Fixed rate receivables	27.7	—	0.1	—	—	—	27.8	27.8
Average interest rate (1)	0.15%	—%	5.00%	—%	—%	—%	0.17%	—
Variable rate receivables	—	—	—	—	—	—	—	—
Average interest rate	—%	—%	—%	—%	—%	—%	—%	—
Total	$515.7	$—	$0.1	$—	$—	$—	$515.8	$515.8
Weighted average interest rate(1)	0.30%	—%	5.00%	—%	—%	—%	0.30%
Interest rate sensitive liabilities
Variable rate borrowings	$232.2	$—	$163.3	$265.2	$25.4	$182.6	$868.6	$869.4
Average interest rate	2.83%	—%	4.95%	1.97%	5.40%	2.90%	3.06%	—
Fixed rate borrowings	25.3	108.4	74.4	649.9	347.5	3,384.6	4,590.2	4,458.8
Average interest rate	4.19%	3.15%	4.77%	3.96%	3.26%	4.31%	4.16%	—
Total	$257.4	$108.4	$237.7	$915.1	$372.9	$3,567.2	$5,458.8	$5,328.2
Weighted average interest rate	2.97%	3.15%	4.90%	3.39%	3.41%	4.24%	3.99%
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

Approximately 49% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes. We typically do not hedge future operations or cash flows of operations in foreign exchanges rates which may have a significant impact on the results of our operations. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. As of December 31, 2018 we have hedged 92% of the gross asset carrying value of our euro denominated investments and 100% of the gross asset carrying value of our GBP denominated investments.
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
If there was a 5% increase or decrease in foreign exchange rates on the currencies we invest to the U.S. Dollar our net asset value would increase by $13.7 million or decrease by $13.3 million. If rates moved 10% we would have an increase of $27.4 million and a decrease of $26.0 million.

Non-GAAP Measures
We use certain non-GAAP measures to analyze our business, including Adjusted EBITDA, Adjusted Net Income and Adjusted Fees. We use these metrics for evaluating the success of our company and believe that they enhance the understanding of our operating results. A reconciliation of net income to Adjusted EBITDA, Adjusted Net Income and Adjusted Fees is presented below:

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016	2015	2014
Net income	$212.1	$138.0	$76.5	$59.0	$90.1
Non-GAAP adjustments:
Add back:
Interest expense	238.2	217.7	191.6	155.7	103.4
Early extinguishment of corporate debt	—	—	—	1.0	27.3
Kennedy Wilson's share of interest expense included in investment in unconsolidated investments	26.0	23.0	23.0	28.1	35.5
Depreciation and amortization	206.1	212.5	198.2	166.3	104.5
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	13.2	16.2	20.8	28.1	47.1
Provision for (benefit from) income taxes	58.0	(16.3)	14.0	53.4	32.4
Share-based compensation	37.1	38.4	65.1	30.8	15.8
EBITDA attributable to noncontrolling interests(1)	(78.0)	(173.8)	(239.3)	(151.2)	(138.3)
Adjusted EBITDA(2)	$712.7	$455.7	$349.9	$371.2	$317.8
(1) (2) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016	2015	2014
Net income	$212.1	$138.0	$76.5	$59.0	$90.1
Non-GAAP adjustments:
Add back:
Depreciation and amortization	206.1	212.5	198.2	166.3	104.5
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	13.2	16.2	20.8	28.1	47.1
Share-based compensation	37.1	38.4	65.1	30.8	15.8
Net income attributable to the noncontrolling interests, before depreciation and amortization(1)	(71.5)	(117.8)	(169.3)	(76.0)	(123.8)
One-time tax remeasurement(3)	—	(44.8)	—	—	—
Adjusted Net Income (2)	$397.0	$242.5	$191.3	$208.2	$133.7

(1) (2) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Net Income.
 (3) (Recorded as a result of US tax reform legislation, commonly referred to as the "Tax Cuts and Jobs Act", signed into law on December 22, 2017.

	Years Ended December 31,
(dollars in millions)	2018	2017	2016	2015	2014
Investment management, property services and research fees(1)	$45.3	$42.9	$46.4	$49.4	$68.9
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation	13.6	26.4	36.9	75.0	21.6
Performance fees included in unconsolidated investments	27.4	8.7	13.0	19.9	13.7
Kennedy Wilson's share of fees in unconsolidated service businesses	—	8.6	12.6	13.9	16.8
Adjusted Fees	$86.3	$86.6	$108.9	$158.2	$121.0
(1) Amounts previously presented as Management and leasing fees and commissions on prior period statement of income. Amounts above represent total of fees and commissions from prior periods.

Same property analysis

The same property analysis reflects, and is weighted by, Kennedy Wilson's ownership in each underlying property. Previously, the Company had presented this analysis without adjusting for Kennedy Wilson's ownership interest.

The table below is a reconciliation of Non-GAAP measures included within the Company's same property analysis, to their most comparable GAAP measures.

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Same Property		Same Property
	Revenue	NOI	Revenue	NOI
Net Income	$212.1	$212.1	$138.0	$138.0
Less: (Provision for) benefit from income taxes	58.0	58.0	(16.3)	(16.3)
Less: Income from unconsolidated investments	(78.7)	(78.7)	(77.8)	(77.8)
Less: Gain on sale of real estate, net	(371.8)	(371.8)	(226.7)	(226.7)
Less: Gain on sale of business	(40.4)	(40.4)	—	—
Add: Acquisition-related expenses	1.7	1.7	4.4	4.4
Add: Interest expense	238.2	238.2	217.7	217.7
Less: Other (loss) income	(12.0)	(12.0)	(8.3)	(8.3)
Less: Sale of real estate	(56.8)	(56.8)	(111.5)	(111.5)
Less: Investment management, property services and research fees	(45.3)	(45.3)	(42.9)	(42.9)
Less: Loans and other income	(1.1)	(1.1)	(15.2)	(15.2)
Add: Rental expenses	160.8	—	151.2	—
Add: Hotel expenses	121.5	—	100.3	—
Add: Cost of real estate sold	52.5	52.5	80.2	80.2
Add: Commission and marketing	5.9	5.9	7.2	7.2
Add: Compensation and related	168.8	168.8	177.2	177.2
Add: General and administrative	50.8	50.8	42.2	42.2
Add: Depreciation and amortization	206.1	206.1	212.5	212.5
Less: NCI adjustments (1)	(48.6)	(17.7)	(54.7)	(19.1)
Add: Unconsolidated investment adjustments (2)	65.9	45.8	63.1	40.1
Add: Straight-line and above/below market rents	(14.6)	(14.6)	(10.2)	(10.2)
Less: Reimbursement of recoverable operating expenses	(30.9)	—	(31.6)	—
Less: Properties bought and sold (3)	(102.8)	(55.7)	(99.5)	(70.3)
Less: Other properties excluded (4)	(66.1)	(37.0)	(50.4)	(29.1)
Other Reconciling Items (5)	(10.0)	(2.2)	(6.7)	(1.2)
Same Property	$463.2	$306.6	$442.2	$290.9

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Same Property		Same Property
Same Property (Reported)	Revenue	NOI	Revenue	NOI
Commercial - Same Property	$153.8	$139.4	$148.2	$136.2
Multifamily Market Rate Portfolio - Same Property	181.2	123.3	172.6	116.5
Multifamily Affordable Portfolio - Same Property	22.7	15.5	21.6	14.6
Hotel - Same Property	105.5	28.4	99.8	23.6
Same Property	$463.2	$306.6	$442.2	$290.9
(1) Represents rental revenue and rental expenses and hotel revenue and hotel expenses attributable to non-controlling interests.
(2) Represents the Company’s share of unconsolidated investment rental revenues and rental expenses, as applicable, which are within the applicable same property population.
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

Critical Accounting Policies

A critical accounting policy is one that involves an estimate or assumption that is subjective and requires judgment on the part of management about the effect of a matter that is inherently uncertain and is material to an entity’s financial condition and results of operations. Estimates are prepared using management’s best judgment, after considering past and current economic conditions and expectations for the future. Changes in estimates could affect our financial position and specific items in our results of operations that are used by stockholders, potential investors, industry analysts and lenders in their evaluation of our performance. Of the significant accounting policies discussed in Note 2 to the Consolidated Financial Statements, those presented below have been identified by us as meeting the criteria to be considered critical accounting policies. Refer to Note 2 for more information on these critical accounting policies.

Performance fees
Performance fees or carried interest are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds based on the cumulative performance of the fund and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, Kennedy Wilson calculates the performance fee that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager.
Real Estate Acquisitions
The purchase price of acquired properties, including any acquisition-related expenses, is recorded to land, buildings and building improvements and intangible lease value (value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated relative fair values in accordance with Business Combinations ASC Subtopic 805-10. Prior to the adoption of ASU 2017-01, acquisition-related costs were expensed as incurred. The valuations of real estate are based on management estimates of the real estate assets using income and market approaches. The indebtedness securing the real estate are valued, in part, based on third party valuations and management estimates also using an income approach. The use of different assumptions to value the acquired properties and intangible assets and assumed liabilities could affect the future revenues and expenses we recognize over the estimated remaining useful life or lease term.
Fair Value Investments
Kennedy Wilson records its investments in certain commingled funds it manages and sponsors (the "Funds") that are investment companies under the Investment Companies ASC Subtopic 946-10, based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. Thus, the Funds reflect their investments at fair value, with unrealized gains and losses resulting from changes in fair value reflected in their earnings. Kennedy Wilson has retained the specialized accounting for the Funds as discussed in ASC Subtopic 323-10 in recording its equity in joint venture income from the Funds.

Additionally, Kennedy Wilson elected the fair value option for twenty-three investments in unconsolidated investment entities. Due to the nature of these investments, Kennedy Wilson elected to record these investments at fair value in order to report the value in the underlying investments in the results of our current operations.
The use of different assumptions to fair value these investments could have material impact on the consolidated statements of income.

Recently Issued Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
The information contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated by reference into Item 7A.

Item 8.	Financial Statements and Supplementary Data

FINANCIAL STATEMENTS
Kennedy-Wilson Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Kennedy-Wilson Holdings, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kennedy-Wilson Holdings, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Los Angeles, California
March 1, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Kennedy-Wilson Holdings, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Kennedy-Wilson Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Los Angeles, California
March 1, 2019

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Dollars in millions)

	December 31,
	2018	2017
Assets
Cash and cash equivalents	$488.0	$351.3
Accounts receivable (including $4.2 and $5.2 of related party)	56.6	62.7
Loan purchases and originations	27.8	84.7
Real estate and acquired in place lease values (net of accumulated depreciation and amortization of $623.6 and $552.2)	5,702.5	6,443.7
Unconsolidated investments (including $662.2 and $380.7 at fair value)	859.9	519.3
Other assets	222.3	263.1
Total assets(1)	$7,357.1	$7,724.8

Liabilities
Accounts payable	$24.1	$19.5
Accrued expenses and other liabilities	489.0	465.9
Mortgage debt	2,950.3	3,156.6
KW unsecured debt	1,202.0	1,179.4
KWE unsecured bonds	1,260.5	1,325.9
Total liabilities(1)	5,925.9	6,147.3

Equity
Common Stock, $0.001 par value, 200,000,000 authorized, 143,205,394 and 151,561,284 shares issued outstanding as of December 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	1,744.6	1,883.3
Accumulated deficit	(56.4)	(90.6)
Accumulated other comprehensive loss	(441.5)	(427.1)
Total Kennedy-Wilson Holdings, Inc. shareholders’ equity	1,246.7	1,365.6
Noncontrolling interests	184.5	211.9
Total equity	1,431.2	1,577.5
Total liabilities and equity	$7,357.1	$7,724.8

(1) The assets and liabilities as of December 31, 2018 include $657.8 million (including cash held by consolidated investments of $31.6 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $602.5 million) and $317.4 million (including investment debt of $283.6 million), respectively, from consolidated variable interest entities ("VIEs"). The assets and liabilities as of December 31, 2017 include $904.4 million (including cash held by consolidated investments of $39.1 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $789.1 million) and $510.0 million (including investment debt of $475.3 million), respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Income
(Dollars in millions, except per share data)

	Year ended December 31,
	2018	2017	2016
Revenue
Rental	$514.6	$504.7	$485.9
Hotel	155.7	127.5	116.2
Sale of real estate	56.8	111.5	29.3
Investment management, property services, and research fees (includes $15.3, $12.0, and $18.3 million of related party fees, respectively)	45.3	42.9	46.4
Loan purchases, loan originations, and other	1.1	15.2	12.6
Total revenue	773.5	801.8	690.4
Expenses
Rental	160.8	151.2	135.4
Hotel	121.5	100.3	96.3
Cost of real estate sold	52.5	80.2	22.1
Commission and marketing	5.9	7.2	8.0
Compensation and related	168.8	177.2	186.5
General and administrative	50.8	42.2	45.4
Depreciation and amortization	206.1	212.5	198.2
Total expenses	766.4	770.8	691.9
Income from unconsolidated investments	78.7	77.8	139.6
Gain on sale of real estate, net	371.8	226.7	130.7
Gain on sale of business	40.4	—	—
Acquisition-related gains	—	—	16.2
Acquisition-related expenses	(1.7)	(4.4)	(9.5)
Interest expense	(238.2)	(217.7)	(191.6)
Other income	12.0	8.3	6.6
Income before (provision for) benefit from income taxes	270.1	121.7	90.5
(Provision for) benefit from income taxes	(58.0)	16.3	(14.0)
Net income	212.1	138.0	76.5
Net income attributable to the noncontrolling interests	(62.1)	(37.5)	(70.9)
Preferred dividends and accretion of preferred stock issuance costs	—	—	(2.8)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$150.0	$100.5	$2.8
Basic Earnings per share
Income per basic	$1.04	$0.83	$0.01
Weighted average shares outstanding for basic	142,895,472	119,147,192	109,094,530
Diluted Earnings per share
Income per diluted	$1.04	$0.83	$0.01
Weighted average shares outstanding for diluted	144,753,421	119,147,192	109,094,530
Dividends declared per common share	$0.78	$0.70	$0.56

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in millions)

	Year ended December 31,
	2018	2017	2016

Net income	$212.1	$138.0	$76.5
Other comprehensive income, net of tax:
Unrealized (loss) gain on marketable securities	—	0.2	0.1
Unrealized foreign currency translation (loss) gain	(62.6)	155.3	(164.1)
Amounts reclassified out of AOCI during the year	13.2	2.0	3.4
Unrealized currency derivative contracts gain (loss)	38.3	(68.3)	(100.1)
Total other comprehensive (loss) income for the year	(11.1)	89.2	(260.7)

Comprehensive income (loss)	201.0	227.2	(184.2)
Comprehensive (income) loss attributable to noncontrolling interests	(65.4)	(124.2)	166.3
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$135.6	$103.0	$(17.9)

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Dollars in millions, except share amounts)

					Additional		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interests	Total
Balance, January 1, 2016	32,550	$—	114,533,581	$—	$1,225.7	$(44.2)	$(47.7)	$1,731.3	$2,865.1
Shares forfeited	—	—	(31,900)	—	—	—	—	—	—
Conversion of preferred stock to common stock	(32,550)	—	3,366,973	—	—	—	—	—	—
RSG Grants	—	—	1,006,750	—	—	—	—	—	—
Shares retired due to RSG Vesting	—	—	(693,942)	—	(14.7)	—	—	—	(14.7)
Shares retired due to common stock repurchase program	—	—	(2,440,556)	—	(43.2)	(6.9)	—	—	(50.1)
Stock based compensation	—	—	—	—	65.1	—	—	—	65.1
Other comprehensive income (loss)
Unrealized foreign currency translation loss, net of tax	—	—	—	—	—	—	(28.7)	(131.6)	(160.3)
Unrealized foreign currency derivative contract gain (loss), net of tax	—	—	—	—	—	—	5.1	(105.6)	(100.5)
Unrealized gains on marketable securities	—	—	—	—	—	—	0.1	—	0.1
Preferred stock dividends	—	—	—	—	—	(2.8)	—	—	(2.8)
Common stock dividends	—	—	—	—	—	(63.9)	—	—	(63.9)
Net income	—	—	—	—	—	5.6	—	70.9	76.5
Acquisition of Kennedy Wilson Europe (KWE) shares from noncontrolling interest holders	—	—	—	—	—	—	—	(196.9)	(196.9)
Acquisition of noncontrolling interests from consolidated entity	—	—	—	—	(1.5)	—	—	1.5	—
Contributions from noncontrolling interests, excluding KWE	—	—	—	—	—	—	—	42.1	42.1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(116.6)	(116.6)
Balance, December 31, 2016	—	—	115,740,906	—	1,231.4	(112.2)	(71.2)	1,295.1	2,343.1
Cumulative effect of ASU 2016-09 adoption						9.3			9.3
Shares forfeited	—	—	(57,000)	—	—	—	—	—	—
Restricted stock grants (RSG)	—	—	1,756,750	—	—	—	—	—	—
Shares retired due to RSG Vesting	—	—	(1,460,251)	—	(37.9)	—	—	—	(37.9)
Shares retired due to common stock repurchase program	—	—	(1,645,816)	—	(29.1)	(0.8)	—	—	(29.9)
KWE Acquisition	—	—	37,226,695	—	680.7	—	(358.4)	(1,145.5)	(823.2)
Stock based compensation	—	—	—	—	38.2	—	—	—	38.2
Other comprehensive income (loss)
Unrealized foreign currency translation gains, net of tax	—	—	—	—	—	—	52.0	106.4	158.4
Unrealized foreign currency derivative contract loss, net of tax	—	—	—	—	—	—	(49.7)	(19.7)	(69.4)
Unrealized gains on marketable securities	—	—	—	—	—	—	0.2	—	0.2
Common stock dividends	—	—	—	—	—	(87.4)	—	—	(87.4)
Net income	—	—	—	—	—	100.5	—	37.5	138.0
Acquisition of Kennedy Wilson Europe (KWE) shares from noncontrolling interest holders	—	—	—	—	—	—	—	(3.3)	(3.3)
Contributions from noncontrolling interests, excluding KWE	—	—	—	—	—	—	—	47.4	47.4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(106.0)	(106.0)
Balance, December 31, 2017	—	—	151,561,284	—	1,883.3	(90.6)	(427.1)	211.9	1,577.5
Shares forfeited	—	—	(30,100)	—	—	—	—	—	—
Restricted stock grants (RSG)	—	—	1,524,383	—	—	—	—	—	—
Shares retired due to RSG Vesting	—	—	(486,032)	—	(8.8)	—	—	—	(8.8)
Shares retired due to common stock repurchase program	—	—	(9,364,141)	—	(167.0)	(2.1)	—	—	(169.1)
Stock based compensation	—	—	—	—	37.1	—	—	—	37.1
Other comprehensive income (loss)									—
Unrealized foreign currency translation (losses) gains, net of tax	—	—	—	—	—	—	(47.5)	3.3	(44.2)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	33.2	—	33.2
Unrealized losses on marketable securities	—	—	—	—	—	—	(0.1)	—	(0.1)
Common stock dividends	—	—	—	—	—	(113.7)	—	—	(113.7)
Net income	—	—	—	—	—	150.0	—	62.1	212.1
Contributions from noncontrolling interests	—	—	—	—	—	—	—	23.2	23.2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(116.0)	(116.0)
Balance, December 31, 2018	—	$—	143,205,394	$—	$1,744.6	$(56.4)	$(441.5)	$184.5	$1,431.2
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$212.1	$138.0	$76.5
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain from sale of real estate	(376.1)	(258.0)	(137.9)
Gain on sale of a business	(40.4)	—	—
Acquisition-related gains	—	—	(16.2)
Depreciation and amortization	206.1	212.5	198.2
Above/below and straight-line rent amortization	(14.6)	(10.2)	(7.1)
Provision for (benefit from) deferred income taxes	39.3	(24.5)	8.8
Amortization of deferred loan costs	13.5	12.3	12.3
Amortization of discount and accretion of premium on issuance of the senior notes payable	1.7	0.4	(2.1)
Unrealized net (gains) losses on derivatives	(11.7)	11.1	(6.5)
Income from unconsolidated investments	(78.7)	(77.8)	(139.6)
Accretion of interest income on loans	(0.6)	(12.1)	(11.7)
Stock compensation expense	37.1	38.2	65.1
Operating distributions from unconsolidated investments	61.4	85.7	62.8
Operating distributions from loans	0.6	6.4	32.7
Change in assets and liabilities:
Accounts receivable	1.9	(13.9)	(22.9)
Other assets	(0.6)	(6.1)	2.1
Accrued expenses and other liabilities	42.1	(29.0)	(11.6)
Net cash provided by operating activities	93.1	73.0	102.9
Cash flows from investing activities:
Additions to loans	(2.2)	—	(16.1)
Collections of loans	5.8	16.9	146.9
Net proceeds from sale of real estate	1,386.1	659.1	540.1
Net proceeds from sale of a business	43.4	—	—
Purchases of and additions to real estate	(571.8)	(814.3)	(949.6)
Nonrefundable escrow deposits	(5.0)	—	—
Investment in marketable securities	(0.2)	(0.8)	(3.2)
Proceeds from sale of marketable securities	7.4	1.1	—
Investing distributions from unconsolidated investments	63.7	133.4	89.6
Contributions to unconsolidated investments	(396.1)	(79.9)	(124.9)
Proceeds from settlement of foreign currency derivative contracts	10.7	(2.8)	38.6
Purchases of foreign currency derivative contracts	(0.6)	(0.4)	(8.1)
Additions to development project asset	(29.1)	(19.4)	—
Proceeds from development project asset	81.0	36.9	—
Net cash provided by (used in) investing activities	593.1	(70.2)	(286.7)
Cash flow from financing activities:
Borrowings under senior notes payable	246.6	—	250.0
Repayment of senior notes payable	—	(55.0)	—
Costs associated with KWE Transaction	—	(55.8)	—
Borrowings under lines of credit/term loan	225.0	800.0	125.0
Repayment of lines of credit/term loan	(450.0)	(500.0)	(125.0)
Borrowings under mortgage debt	725.0	848.3	1,189.7
Repayment of mortgage debt	(866.8)	(684.7)	(608.1)
Debt issue costs	(9.5)	(9.5)	(10.8)
Repurchase of common stock	(177.9)	(67.7)	(64.8)
Cash paid to acquire noncontrolling interest in KWE	—	(719.8)	—
Dividends paid	(111.2)	(59.2)	(64.8)
KWE closing dividend	(17.2)	—	—
Acquisition of noncontrolling interests	—	(3.3)	(196.9)
Contributions from noncontrolling interests	23.2	47.4	42.1
Distributions to noncontrolling interests	(116.0)	(106.0)	(116.6)
Net cash (used in) provided by financing activities	(528.8)	(565.3)	419.8
Effect of currency exchange rate changes on cash and cash equivalents	(20.7)	28.1	(81.9)
Net change in cash and cash equivalents	136.7	(534.4)	154.1
Cash and cash equivalents, beginning of year	351.3	885.7	731.6
Cash and cash equivalents, end of year	$488.0	$351.3	$885.7
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows (continued)
(Dollars in millions)

Supplemental cash flow information:

	Year ended December 31,
(Dollars in millions)	2018	2017	2016
Cash paid for:
Interest(1)	$225.3	$206.7	$170.7
Income taxes(2)	6.6	16.1	10.7
(1) $6.9 million, $38.5 million, and $57.8 million attributable to noncontrolling interests for the years ended December 31, 2018, 2017, and 2016.
(2) $0.0 million, $12.0 million, $8.5 million attributable to noncontrolling interests for the years ended December 31, 2018, 2017, and 2016.

As of December 31, 2018, 2017, and 2016 we have $88.0 million, $43.6 million, and $18.2 million, respectively, of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties as well as escrow deposits associated with acquisitions and dispositions.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties.

Supplemental disclosure of non-cash investing and financing activities:

During the year ended December 31, 2018, the Company gained control over a pool of loans secured by six hotels located in the United Kingdom that were previously accounted for as loan purchases. The assets and liabilities of these properties were consolidated in the Company's financial statements at fair value. The hotels were subsequently sold during the fourth quarter of 2018.

During the year ended December 31, 2017, the Company issued 37,226,695 shares of KWH common stock as part of the KWE Transaction.

The Series B Preferred Stock converted into 3,366,973 common shares on December 28, 2016 at a conversion price of $9.67 per share. The Company paid $0.7 million of dividends at conversion for dividends that would have been accrued up to the mandatory conversion date.

During the year ended December 31, 2016, the Company acquired additional equity interests in Kona Village and a retail property in the Western United States that were previously unconsolidated. In addition, subsequent to gaining control and consolidating the Kona Village investment, the Company sold a 50% equity interest to a strategic partner, resulting in shared control, and, accordingly, the Company accounts for its investment under the equity method as of December 31, 2016. The assets and liabilities of these properties were consolidated in the Company's financial statements at fair value in accordance with FASB ASC Topic 805 Business Combinations. As the fair value of the Company's interests in these properties were in excess of their carrying value of their ownership interest, the Company recorded acquisition-related gains $16.2 million, during the year ended December 31, 2016. See Note 4 for more detail.

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
NOTE 1—ORGANIZATION
Kennedy-Wilson Holdings, Inc. (“KWH,” NYSE: KW), a Delaware corporation and its wholly owned and consolidated subsidiaries (collectively the "Company" or "Kennedy Wilson"), is a global real estate investment company.  The Company owns, operates, and invests in real estate both on its own and through its investment management platform.  The Company focuses on multifamily and commercial properties located in the Western U.S., UK and Ireland. To complement its investment business, the Company also provides real estate services primarily to financial services clients.

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
Kennedy Wilson Europe Real Estate Plc ("KWE") Acquisition
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
The KWE Acquisition was accounted for in accordance with ASC 810, Consolidation-Overall-Changes in Parent’s Ownership Interest in a Subsidiary (ASC 810). Because the Company controlled KWE before the transaction and has maintained such control after the transaction, the change in the Company’s ownership interest in KWE was accounted for as an equity transaction and no gain or loss was recognized in the Company’s consolidated statements of income resulting from the KWE Acquisition. Transaction costs associated with the acquisition were recorded as a reduction of equity as well.
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
REVENUE RECOGNITION — Revenue consists of management and leasing fees (including performance fees), commissions, rental and hotel income, sales of real estate and loan income. In May 2014, the FASB issued ASC Topic 606, Revenue from Contracts with Customers , which introduced a new five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. The model identifies the contract, any separate performance obligations in the contract, determines the transaction price, allocates the transaction price and recognizes revenue when the performance obligations are satisfied. Management has concluded that, with the exception of performance fees, the nature of the Company's revenue streams is such that the requirements are generally satisfied at the time that the fee becomes receivable. Consequently, the new standard did not impact the timing of revenue recognition for these revenue streams.
Management fees are primarily comprised of investment management, property services, and research fees. Investment management fees are earned from limited partners of funds, co-investments, or separate accounts and are generally based on a fixed percentage of committed capital or net asset value. Property services fees are earned for managing the operations of real estate assets and are generally based on a fixed percentage of the revenues generated from the respective real estate assets. Research

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

fees are earned from consulting and software licensing arrangements. These fees are recognized as revenue ratably over the period that the respective services are performed. The Company provides investment management and property services on investments it also has an ownership interest in. Fees earned on consolidated properties are eliminated in consolidation and fees on unconsolidated investments are eliminated for the portion that relate to the Company's ownership interest. During the years ended December 31, 2018, 2017 and 2016, there was $13.6 million, $26.4 million and $36.9 million, respectively, of fees eliminated in consolidation.
Performance fees or carried interest are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds based on the cumulative performance of the fund and are subject to preferred return thresholds of the limited partners. At the end of each reporting period, Kennedy Wilson calculates the performance fee that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager.
The Company has concluded that performance fees to the Company, based on cumulative fund performance to-date, represent equity method investments that are not in the scope of the amended revenue recognition guidance under ASC Topic 606. Effective January 1, 2018, the Company changed its policy for recognition and measurement of performance fees. This accounting policy change did not change the timing or amount of income recognized related to performance fees. Prior to this accounting method change, the performance-based component of the fees was recognized within investment management, property services and research fees in the Consolidated Statements of Income. Under the equity method of accounting, the Company now recognizes its allocation of performance fees along with its share of income or loss and fair value, proportionate to the Company’s equity ownership in each applicable investment as a component of income from unconsolidated investments. The Company has accounted for this change by full retrospective application and prior periods presented have been recast. The impact of adoption was a reclassification of $32.9 million from other assets to unconsolidated investments on the Consolidated Balance Sheet as of December 31, 2017. During the year ended December 31, 2018, there was $27.4 million of performance fees recorded as a component of income from unconsolidated investments. During the year ended December 31, 2017 and 2016, there was $8.8 million and $13.0 million, respectively, of performance fee allocations which were previously presented as a component of investment management, property services and research fees and have been reclassified to income from unconsolidated investments in the current year presentation.
Commissions primarily consist of acquisition and disposition fees, auction and real estate sales commissions, leasing commissions, and consulting fees. Acquisition and disposition fees are earned for identifying and closing investments on behalf of investors and are based on a fixed percentage of the acquisition or disposition price, as applicable. Acquisition and disposition fees are recognized upon the successful completion of an acquisition or disposition after all required services have been performed. In the case of auction and real estate sales commissions, the revenue is generally recognized when escrow closes. In accordance with the guidelines established for Reporting Revenue Gross as a Principal versus Net as an Agent in the ASC Subtopic 606, Kennedy Wilson records commission revenues and expenses on a gross basis. Of the criteria listed in the Subtopic 606, Kennedy Wilson is the primary obligor in the transaction, does not have inventory risk, performs all or part of the service, has credit risk, and has wide latitude in establishing the price of services rendered and discretion in selection of agents and determination of service specifications. Leasing fees that are payable upon tenant occupancy, payment of rent or other events beyond Kennedy Wilson's control are recognized upon the occurrence of such events.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

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
REAL ESTATE ACQUISITIONS — The purchase price of acquired properties, including any acquisition-related expenses, is recorded to land, buildings and building improvements and intangible lease value (value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated relative fair values in accordance with Business Combinations ASC Subtopic 805-10. Prior to the adoption of ASU 2017-01, acquisition-related costs were expensed as incurred.
The valuations of real estate are based on management estimates of the real estate assets using income and market approaches. The indebtedness securing the real estate are valued, in part, based on third party valuations and management estimates also using an income approach.
UNCONSOLIDATED INVESTMENTS — Kennedy Wilson has a number of joint venture interests that were formed to acquire, manage, and/or sell real estate. Investments in unconsolidated investments are accounted for under the equity method of accounting as Kennedy Wilson can exercise significant influence, but does not have the ability to control the unconsolidated investment. An investment in an unconsolidated investment is recorded at its initial investment and is increased or decreased by Kennedy Wilson’s share of income or loss, plus additional contributions and less distributions. A decline in the value of an unconsolidated investment that is other than temporary is recognized when evidence indicates that such a decline has occurred in accordance with Equity Method Investments ASC Subtopic 323-10.
Kennedy Wilson records its investments in certain commingled funds it manages and sponsors (the "Funds") that are investment companies under the Investment Companies ASC Subtopic 946-10, based upon the net assets that would be allocated to its interests in the Funds assuming the Funds were to liquidate their investments at fair value as of the reporting date. Thus, the Funds reflect their investments at fair value, with unrealized gains and losses resulting from changes in fair value reflected in their earnings.
Additionally, Kennedy Wilson elected the fair value option for 23 investments in unconsolidated investment entities. Due to the nature of these investments, Kennedy Wilson elected to record these investments at fair value in order to report the change in value in the underlying investments in the results of our current operations.
DISTRIBUTIONS FROM UNCONSOLIDATED INVESTMENTS — The Company utilizes the nature of distributions approach and distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from unconsolidated investments' sale of assets), in which case it is reported as an investing activity.  This enables Kennedy Wilson to look to the nature and source of the distribution received and classify it appropriately between operating and investing activities on the statement of cash flows based upon the source.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

Revenues, expenses, gains, losses, net income or loss, and other comprehensive income are reported in the Consolidated Statements of Income at the consolidated amounts and net income and comprehensive income attributable to noncontrolling interests are separately stated.
Prior to the KWE Acquisition, management fees earned by KWE Manager for managing KWE were eliminated in consolidation however the amount attributable to the noncontrolling interest holders of KWE were recognized through net income (loss) attributable to noncontrolling interest holders.

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
GOODWILL — Goodwill results from the difference between the purchase price and the fair value of net assets acquired based upon the purchase method of accounting for business combinations. In accordance with Accounting for Goodwill ASC Subtopic 350-20, goodwill is reviewed for impairment on an annual basis. The Company performs its annual review of impairment at year end and when a triggering event occurs between annual year end reviews. As a result of the evaluation performed as described above, Kennedy Wilson has determined that there was no impairment of goodwill as of December 31, 2018, 2017 and 2016.
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
ACCOUNTS RECEIVABLE — Accounts receivable are recorded at the contractual amount as determined by the underlying agreements and do not bear interest. An allowance for doubtful accounts is provided when Kennedy Wilson determines there are probable credit losses in Kennedy Wilson’s existing accounts receivable and is determined based on historical experience. Kennedy Wilson reviews its accounts receivable for probable credit losses on a quarterly basis. As of December 31, 2018, Kennedy

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

Wilson had an immaterial allowance for doubtful accounts. During the years ended December 31, 2018 and 2017, we had an immaterial amount of bad debt expense.
CONCENTRATION OF CREDIT RISK — Financial instruments that subject Kennedy Wilson to credit risk consist primarily of accounts and notes receivable, cash equivalents and derivative instruments. Credit risk is generally diversified due to the large number of entities composing Kennedy Wilson’s customer base and their geographic dispersion throughout the United States, the United Kingdom, Ireland, Spain and Italy. Kennedy Wilson performs ongoing credit evaluations of its customers and debtors.
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

COMPREHENSIVE INCOME (LOSS) — Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). In the accompanying consolidated balance sheets, accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains (losses) on available for sale securities and derivative instruments.

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
RECENT ACCOUNTING PRONOUNCEMENTS — ASC Topic 606, Revenue from Contracts with Customers, has a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. The model identifies the contract, any separate performance obligations in the contract, determines the transaction price, allocates the transaction price and recognizes revenue when the performance obligations are satisfied. On January 1, 2018, Kennedy Wilson adopted ASC Topic 606 and ASC Subtopic 610-20 transition guidance. See discussion above in revenue recognition for more detail.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors).

•
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today.

•
The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new lease standard provides lessors a practical expedient to not separate rental recovery revenue from the associated rental revenue if certain criteria are met. We assessed these criteria and concluded that the timing and pattern of transfer for rental recoveries and the associated rental revenue are the same and our leases will continue to qualify as operating leases under which we will recognize rental revenue, and therefore we will account for and present rental revenue and rental recovery revenue as a single component.

The Company is in the process of adopting ASU 2016-02 in connection with the quarter ending March 31, 2019 and has substantially completed its analysis which confirms that Kennedy Wilson's existing operating lease commitments are not material. We plan to elect the practical expedients available for implementation and we will not be required to reassess the following and therefore we do not expect an adjustment to the opening balance of retained earnings: (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. Further, because the accounting for leases by the lessor is substantially unchanged and we plan to elect practical expedients to not separate rental recovery revenue from the associated rental revenue, the ASU will not have a significant impact on its results of operations or financial position.
In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. ASU 2016-07 is effective for all entities in fiscal years beginning after December 15, 2016. The adoption of this standard did not have a significant impact on Kennedy Wilson's consolidated financial statements.
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
ASU 2016-09 requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. An excess tax benefit (windfall) arises when the value of the share-based award on the vesting date is higher than the fair value on the grant date. A tax deficiency (shortfall) arises when the fair value on vesting date is lower than the fair value on the grant date. In addition, ASU 2016-09 eliminated the requirement for excess tax benefits from share-based compensation to reduce current taxes payable prior to being recognized in the financial statements. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within the Company’s tax provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards is from now on dependent upon the Company’s stock price on the date the awards vest.
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
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses eight classification issues related to the statement of cash flows: (a) debt prepayment or debt extinguishment costs, (b) settlement of zero-coupon bonds, (c) contingent consideration payments made after a business combination (d) proceeds from the settlement of insurance claims, (e) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (f) distributions received from equity method investees, (g) beneficial interests in securitization transactions, and (h) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is required to be adopted for public entities for fiscal years beginning after December 15, 2017. The adoption of this standard did not have a significant impact on Kennedy Wilson's consolidated financial statements.
In November 2016, the FASB issue ASU 2016-18, Statement of Cash Flows: Restricted Cash, which clarifies how restricted cash and restricted cash equivalents should be presented on the statement of cash flows. The new guidance requires

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

entities to include restricted cash and restricted cash equivalents as a component of the beginning and ending cash and cash equivalent balances on the statement of cash flows. ASU 2016-18 is required to be adopted for public entities for fiscal years beginning after December 15, 2017. The adoption of this standard did not have a significant impact on Kennedy Wilson's consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU clarifies the definition of a business. The three elements of a business (inputs, processes, and outputs) has not changed, however, the amendment provides a framework to assist entities in evaluating whether these elements are present. The amended framework did not have a materially impact the Company’s financial statements. However, the amendment also includes a provision that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. Therefore, real estate acquisitions generally will no longer be considered a business and consequently not be accounted for under Topic 805. The Company has evaluated the likely impacts noting that (1) acquisition related costs will no longer be expensed as incurred and (2) regardless of the market value of a property at the acquisition date, acquisition related gains will no longer be recorded. ASU 2017-01 is required to be adopted for public entities for fiscal years beginning after December 15, 2017. The adoption of this standard did not have a material impact on Kennedy Wilson's consolidated financial statements, except that going forward the Company will no longer record acquisition related gains when acquiring controlling interests in real estate investments that are deemed asset acquisitions and the Company will now capitalize acquisition-related costs on completed transactions.
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
The FASB did not issue any other ASUs during the year ended December 31, 2018 that the Company expects to be applicable and have a material impact on the Company's financial position or results of operations.
RECLASSIFICATIONS — Certain balances included in prior years' financial statements have been reclassified to conform with the current year's presentation.

NOTE 3—LOAN PURCHASES AND ORIGINATIONS
Kennedy Wilson's investment in loan purchases and originations was $27.8 million and $84.7 million at December 31, 2018 and December 31, 2017, respectively.
Kennedy Wilson converted a loan portfolio into 100% direct ownership in six hotels located across the United Kingdom that had a carrying value of approximately $52.8 million when the Company gained control of the underlying properties on January 1, 2018. The Company subsequently sold the six hotels in December 2018.
Interest Income from Notes Receivable
Kennedy Wilson recognized interest income on loans of $1.1 million, $15.2 million and $12.6 million during the years ended December 31, 2018, 2017 and 2016.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

NOTE 4—REAL ESTATE AND ACQUIRED IN PLACE LEASE VALUE
The following table summarizes the Company's investment in consolidated real estate properties at December 31, 2018 and 2017:

	December 31,
(Dollars in millions)	2018	2017
Land	$1,371.3	$1,509.4
Buildings	3,958.4	4,558.0
Building improvements	652.0	511.2
Acquired in-place lease values	344.4	417.3
	6,326.1	6,995.9
Less accumulated depreciation and amortization	(623.6)	(552.2)
Real estate and acquired in place lease values, net of depreciation and amortization	$5,702.5	$6,443.7
Real property, including land, buildings, and building improvements, are included in real estate and are generally stated at cost.  Buildings and building improvements are depreciated on the straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value and depreciated over their respective weighted-average lease term which was 8.9 years at December 31, 2018.
Depreciation and amortization expense on buildings, building improvements and acquired in-place lease values for the years ended December 31, 2018, 2017 and 2016 was $190.3 million, $198.9 million and $181.6 million, respectively.

Consolidated Acquisitions
The purchase of property is recorded to land, buildings, building improvements, and intangible lease value (including the value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated relative fair values. The purchase price generally approximates the fair value of the properties as acquisitions are generally transacted with third-party willing sellers.
During the year ended December 31, 2018, Kennedy Wilson acquired the following consolidated properties:

(Dollars in millions)		Purchase Price Allocation at Acquisition(1)
Location	Description	Land	Building	Acquired in-place lease values(2)	Investment debt	NCI	KWH Shareholders' Equity
Western U.S.	Five multifamily properties, three land development and one commercial property	$72.1	$167.5	$1.2	$145.8	$—	$95.0
United Kingdom	One residential property	4.2	—	—	—	—	4.2
Ireland	One multifamily	11.1	96.0	2.1	61.3	—	47.9
		$87.4	$263.5	$3.3	$207.1	$—	$147.1
(1) Excludes net other assets. For year ended December 31, 2018 acquisition expenses will be capitalized as part of purchase price allocation as part of the adoption of ASU 2017-01.
(2) Above- and below-market leases are part of other assets and accrued expenses and other liabilities.

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

(1) Excludes acquisition expenses and net other assets.
(2) Above- and below-market leases are part of other assets and accrued expenses and other liabilities.
Consolidation of previously unconsolidated investments
There were no such transactions during the year ended December 31, 2018 or December 31, 2017.
During the years ended December 31, 2016 , the Company purchased equity partner interests in joint ventures previously accounted for on an equity method basis, resulting in the Company gaining control of the investments and consolidation treatment pursuant to ASC 810 Consolidation.
As a result of gaining control, the assets and liabilities of these properties were consolidated in Kennedy Wilson's financial statements at fair value in accordance with FASB ASC Topic 805 Business Combinations. As the fair value of the property was in excess of the carrying value of its ownership interest, an acquisition-related gain was recorded in the accompanying consolidated statement of income for the year ended December 31, 2016. See Note 6 - Fair Value Measurements for further detail of the methodology used to determine the fair value of the assets and liabilities acquired in these transactions.
The following table summarizes the assets and liabilities assumed as a result of gaining control of these properties and the acquisition-related gains recognized during the year ended December 31, 2016:

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

During the year ended December 31, 2016, Kennedy Wilson purchased its equity partners' interests in the Kona Village Resort that was previously accounted for as an equity method investment resulting in acquisition related gains of $7.6 million and a retail center that resulted in an acquisition related gain of $8.6 million. Subsequent to consolidating the investment, Kennedy Wilson sold a 50% equity interest in the Kona Village Resort to a strategic partner resulting in shared control, and, accordingly, the Company accounts for its investment under the equity method as of December 31, 2017. Kona Village Resort is currently in the re-development stage.
Gains on Real Estate
During the years ended December 31, 2018, 2017 and 2016, Kennedy Wilson recognized the following net gains on sale of real estate. Included in the net gains for December 31, 2018 is an impairment loss on a vacated office building in the United Kingdom which was subsequently sold.

(Dollars in millions)		Gain on sale of real estate
Year ended December 31,	Description	Consolidated(1)	NCI	Net of NCI
2018	26 commercial properties in United Kingdom, three commercial properties in Ireland, two commercials properties in Italy, six multifamily properties in Ireland, three multifamily properties in Western United States, and one residential property in Ireland, and one residential property in Western United States	$369.6	$70.6	$299.0
2017	Three multifamily properties and one retail center in the Western U.S., one commercial development and three commercial properties in Ireland, one residential property in the United Kingdom, 25 commercial properties across the United Kingdom and Ireland, two condo unit sales in Spain and a residential property in Spain	258.0	43.3	214.7
2016	One commercial property in Japan, one commercial property, one development project, one condo unit, a vacant lot and a parcel of land in the Western U.S. and 44 commercial properties across the United Kingdom and Ireland	137.9	82.6	55.3

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

(1) Includes both the sale of operating real estate assets, which is recognized through gain on sale of real estate, and the sale of real estate as assets, which is the net of sale of real estate and cost of real estate sold.

Deconsolidation of previously consolidated real estate
AXA Investment Managers - Real Assets ("AXA") and the Company entered into a joint venture agreement ("AXA Joint Venture") targeting multifamily assets in Ireland. The AXA Joint Venture commenced with AXA investing in a 50% ownership stake in 1,173 multifamily units across three assets in Dublin, Ireland previously held by the Company and a different equity partner (held in 50/50 joint ventures) that was previously consolidated in the Company’s financial statements. During the year ended December 31, 2018, the Company also sold 411 multifamily units across two assets in Dublin, Ireland and one in Cork, Ireland that were each wholly-owned by the Company to the AXA Joint Venture.
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
Under ASC Subtopic 610-20, due to the deconsolidation, the Company recognized a gain of $169.5 million through gain on sale of real estate, net, of which the Company's share, net of noncontrolling interest, was $102.7 million for the year ended December 31, 2018. Additionally, as such investments have been sold, the related accumulated other comprehensive income associated with foreign currency translation adjustments and hedged derivative instruments have been recognized in the consolidated statements of income.
Guarantees
Kennedy Wilson has certain guarantees associated with loans secured by consolidated assets. As of December 31, 2018, the maximum potential amount of future payments (undiscounted) Kennedy Wilson could be required to make under the guarantees was approximately $32.2 million, which is approximately 1% of investment level debt of Kennedy Wilson and its equity partners (subsequent to December 31, 2018, the balance prior to the filing date of this annual report was $26.5 million). The guarantees expire through 2021, and Kennedy Wilson’s performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds from the property. Based on the Company's evaluation of guarantees under FASB ASC Subtopic 460-10 Estimated Fair Value of Guarantees, the estimated fair value of guarantees made as of December 31, 2018 and December 31, 2017 were immaterial.

NOTE 5—UNCONSOLIDATED INVESTMENTS
Kennedy Wilson has a number of joint venture interests, generally ranging from 5% to 50%, that were formed to acquire, manage, develop, service and/or sell real estate. Kennedy Wilson has significant influence over these entities, but not control. Accordingly, these investments are accounted for under the equity method.
Joint Venture Holdings
The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of December 31, 2018:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$184.1	$47.0	$70.9	$102.5	$193.8	$598.3
Ireland	216.5	35.2	—	—	—	251.7
United Kingdom	—	9.9	—	—	—	9.9
Total	$400.6	$92.1	$70.9	$102.5	$193.8	$859.9

The following table details the Company's investments in joint ventures by investment type and geographic location as of December 31, 2017:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$199.7	$42.1	$57.4	$85.3	$122.4	$506.9
United Kingdom	—	9.9		—	—	9.9
Japan	2.5	—		—	—	2.5
Total	$202.2	$52.0	$57.4	$85.3	$122.4	$519.3
During the year ended December 31, 2018, multifamily investments increased due to the joint venture with AXA in Ireland, which was partially offset by the sale of two multifamily properties and a multifamily development site in the Western United States. Commercial investments increased due to the acquisition of an office development site in Ireland and an office property in the Western United States, which was partially offset by the sale of an office property in the Western United States. Hotel investments increased due to current period contributions. Fund investments increased due to contributions to Kennedy Wilson Real Estate Fund V, LP ("Fund V") and Kennedy Wilson Real Estate Fund VI, LP ("Fund VI") and performance-based carried interest allocations, which were partially offset by asset sales. Residential and other investments increased due to an increased ownership interest in a residential project in Hawaii, and capital expenditures on active residential and hotel developments, which were partially offset by condominium unit and lot sales.
Vintage Housing Holdings ("VHH")
Through our VHH partnership we develop and acquire properties that provide affordable and/or age-restricted housing for seniors and families.  The VHH portfolio includes approximately 6,900 rental units with another 2,000 units currently under development or undergoing entitlements in the Western United States.  VHH typically utilizes tax-exempt bond financing and the sale of federal tax credits to help finance its investments. The Company accounts for its investment under the equity method as it does not control the investment and has elected the fair value option on its unconsolidated investment in VHH. As of December 31, 2018 and 2017, the carrying value in VHH was $101.5 million and $114.8 million, respectively. The decrease in carrying value in VHH as of December 31, 2018 as compared to December 31, 2017 is primarily related to investing distributions.
The partnerships generate cash flow through their interests in entities owning multifamily housing that is predominantly structured with tax-exempt bond financing and federal tax credits. The total equity income recognized was $27.3 million, $26.1 million, and $30.4 million for the years ended December 31, 2018, 2017, and 2016. respectively. Fair value gains recognized through equity income were $19.8 million, $19.4 million, and $24.3 million for the years ended December 31, 2018, 2017, and 2016. respectively. Fair value gains are primarily generated from resyndications in which VHH dissolves an existing partnership and recapitalizes into a new partnership with tax exempt bonds and tax credits that are sold to a new tax credit partner and, in many cases, yields cash back to VHH. Upon resyndication, VHH retains a GP interest in the partnership and receives various future streams of cash flows including: development fees, asset management fees, other GP management fees and distributions from operations. Since the investment is accounted for under the fair value option, operating distributions are recorded as equity income. See Note 6 for additional details. Operating distributions recognized through equity income were $7.5 million, $6.7 million, and $6.1 million for the years ended December 31, 2018, 2017, and 2016. respectively.
Income from Unconsolidated Investments
The following table presents income from unconsolidated investments recognized by Kennedy Wilson during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(Dollars in millions)	2018	2017	2016
Equity in joint venture income	$40.9	$30.4	$70.5
Equity in joint venture income - fair value	10.4	38.6	56.6
Equity in joint venture income - performance fees	27.4	8.8	13.0
Interest (loss) income recognized	—	—	(0.5)
	$78.7	$77.8	$139.6
Income from unconsolidated investments during 2018 relates to realized gains on the sales of joint venture investment holdings in two multifamily properties and an office property in the Western United States totaling $22.1 million. The remaining $18.8 million in income from unconsolidated investments was related to the AXA Joint Venture and improved operating performance.
In addition to the above, during the year ended December 31, 2018, the Company recognized fair value gains and performance fees of $10.4 million and $27.4 million, respectively, related primarily to acquisitions and resyndications under our

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

VHH partnership, asset sales, and improved property performance by its FV Option investments and investments held within our Funds.
Income from unconsolidated investments during 2017 primarily relates to the sale of certain assets, which resulted in a gain of $14.0 million. The remaining $16.3 million in income from unconsolidated investments was related to operating performance.
In addition to the above, during the year ended December 31, 2017, the Company recognized fair value gains and performance fees of $38.6 million and $8.8 million, respectively, related primarily to acquisitions and resyndications under our VHH partnership, asset sales, and improved property performance by its FV Option investments and investments held within our Funds.
Income from unconsolidated investments during 2016 relates to realized gains of $59.0 million on the sale of certain assets. In addition to such sales, during the year ended December 31, 2016, the Company recognized fair value gains and performance fees of $56.6 million and $13.0 million, respectively, respectively, related primarily to acquisitions and resyndications under our VHH partnership, asset sales, and improved property performance by its FV Option investments and investments held within our Funds.
Performance Fees
During the year ended December 31, 2018, there was $27.4 million of performance fees recorded as a component of income from unconsolidated investments. During the years ended December 31, 2017 and 2016, there was $8.8 million and $13.0 million, respectively, of performance fees that were previously presented as a component of investment management, property services and research fees and have been reclassified to income from unconsolidated investments in the current year presentation in accordance with the Company's change in its policy for recognition and measurement of performance fees. See Note 2 for more detail.
As of December 31, 2018 and December 31, 2017 there was $35.1 million and $32.9 million of accrued performance fees.
Consolidation Considerations
The Company determines the appropriate accounting method with respect to all investments that are not VIEs based on the control-based framework (controlled entities are consolidated) provided by the consolidations guidance in FASB ASC Topic 810. The Company accounts for joint ventures where it is deemed that the Company does not have control through the equity method of accounting while joint ventures that the Company controls are consolidated in Kennedy Wilson's financial statements.
Changes in Control
Refer to the description of the AXA Joint Venture above for a discussion of the changes in control transactions that occurred during the year ended December 31, 2018.
There was no such activity in 2017.
During 2016, Kennedy Wilson bought out equity interests from equity partners in two joint ventures which consisted of a 216,000 square foot retail building in Orem, Utah and a development project in Kona, Hawaii. Subsequently, Kennedy Wilson sold a 50% equity interest in the development project in Kona, Hawaii, known as the Kona Village Resort, resulting in shared control, and, accordingly, the Company accounts for its unconsolidated investment under the equity method.
See Note 4 for more discussion on the impact of consolidation. All of the above investments were accounted for and are presented as unconsolidated investments in the prior periods.
Contributions to Joint Ventures
During the year ended December 31, 2018, Kennedy Wilson contributed $396.1 million to joint ventures, primarily which relates to the contributions to the AXA Joint Venture as discussed above, the acquisition of new development projects, contributions to existing development projects and acquisition of a joint venture partner’s interests in Ireland and Hawaii, contributions to commingled funds that we manage, with the remaining balance being used to fund the Company's share of other acquisitions, development projects, capital expenditures and working capital needs.
Distributions from Joint Ventures

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

The following table details cash distributions by investment type and geographic location for the year ended December 31, 2018:

	Multifamily		Commercial		Funds		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$45.8	$38.3	$2.0	$2.3	$11.4	$11.2	$0.7	$9.7	$59.9	$61.5
Ireland	1.4	—	—	—	—	—	—	—	1.4	—
Japan	0.1	2.2	—	—	—	—	—	—	0.1	2.2
Total	$47.3	$40.5	$2.0	$2.3	$11.4	$11.2	$0.7	$9.7	$61.4	$63.7
Investing distributions resulted primarily from recapitalizations and the sale of multifamily and commercial properties in the Western United States. Operating distributions resulted from sales distributions in excess of invested basis and operating cash flows generated by the joint venture investments.
Capital Commitments
As of December 31, 2018, Kennedy Wilson had unfulfilled capital commitments totaling $99.3 million to five of its joint ventures under the respective operating agreements. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.

Meyers Research Sale
In December 2018, we sold Meyers Research for $48.0 million and recognized a gain on sale of business of $40.4 million. We used part of the proceeds from such sale to reinvest $15.0 million for an 11% ownership interest in a new partnership between Meyers Research and another premiere residential real estate construction service company. We no longer control Meyers and will treat the new investment as an unconsolidated investment.

NOTE 6—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2018:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$662.2	$662.2
Net currency derivative contracts	—	(15.8)	—	(15.8)
Total	$—	$(15.8)	$662.2	$646.4
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
Unconsolidated Investments
Kennedy Wilson elected to use the fair value option ("FV Option") for 23 unconsolidated investments to more accurately reflect the timing of the value created in the underlying investments and report those changes in current operations. Kennedy Wilson's investment balance in the FV Option investments was $559.7 million and $295.4 million at December 31, 2018 and 2017, respectively, which are included in unconsolidated investments in the accompanying balance sheets.
As referenced in Note 4, the Company entered into a joint venture agreement targeting multifamily assets in Ireland with AXA. The Company has elected the FV Option on its interest in the joint venture agreement and will record the investment at fair value going forward. There were no changes recorded in the current period.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

Additionally, Kennedy Wilson records its investments in its managed commingled funds (the "Funds") based upon the net assets that would be allocated to its interests in the Funds, assuming the Funds were to liquidate their investments at fair value as of the reporting date. During the third quarter of 2018, one of such Funds disposed of its final investment. The Company’s investment balance in the Funds was $102.5 million and $85.3 million at December 31, 2018 and 2017, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets. As of December 31, 2018, the Company had unfunded capital commitments to the Funds in the amount of $33.0 million under the respective operating agreements.
In estimating fair value of real estate held by the Funds and the 23 FV Option investments, the Company considers significant unobservable inputs such as capitalization and discount rates.
The following table summarizes the Company's investments in unconsolidated investments held at fair value by type:

(Dollars in millions)	December 31, 2018	December 31, 2017
FV Option	$559.7	$295.4
Funds	102.5	85.3
Total	$662.2	$380.7
The following table presents changes in Level 3 investments, investments in investment companies and investments in joint ventures that elected the fair value option, for the years ended December 31:

(Dollars in millions)	2018	2017	2016
Beginning balance	$380.7	$356.7	$240.6
Unrealized and realized gains	85.4	58.7	76.2
Unrealized and realized losses	(34.8)	(1.1)	—
Contributions	335.9	59.9	76.3
Distributions	(76.3)	(117.0)	(75.3)
Non-cash (distributions) contributions	(28.7)	23.5	38.9
Ending Balance	$662.2	$380.7	$356.7
The change in unrealized and realized gains and losses are included in income from unconsolidated investments in the accompanying consolidated statements of income.
The change in unrealized gains and losses on Level 3 investments during 2018 and 2017 for investments still held as of December 31, 2018 and 2017 were gains of $9.5 million and $36.0 million, respectively.
When estimating fair value on investments, the Company considers significant inputs such as capitalization and discount rates. The table below describes the range of inputs used as of December 31, 2018 for real estate assets:

Estimated Rates Used For
	Capitalization Rates	Discount Rates
Multifamily	4.50% — 7.75%	7.75% — 9.75%
Office	4.75% — 6.50%	7.00% — 8.00%
Retail	5.25% — 10.00%	6.50% — 11.75%
Hotel	6.00% — 7.75%	8.25% — 10.00%
Residential	N/A	12.00%
In valuing indebtedness, Kennedy Wilson considers significant inputs such as the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by Kennedy Wilson for these types of investments range from 1.33% to 3.46%.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

Currency derivative contracts
Kennedy Wilson uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against the effects of a portion of its certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of December 31, 2018, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, we have determined that our derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
Changes in fair value are recorded in other comprehensive income in the accompanying consolidated statements of comprehensive income as the portion of the currency forward and option contracts used to hedge currency exposure of its certain consolidated subsidiaries qualifies as a net investment hedge under FASB ASC Topic 815.
The fair value of the derivative instruments held as of December 31, 2018 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the accompanying consolidated balance sheet. See Note 15 for a complete discussion on other comprehensive income including currency forward and option contracts and foreign currency translations.
The table below details the currency forward contracts and currency option contracts Kennedy Wilson had as of December 31, 2018:

(Dollars in millions)			December 31, 2018		Year Ended December 31, 2018
Currency Hedged	Underlying Currency	Notional	Hedge Asset	Hedge Liability	Change in Unrealized Gains (Losses)		Realized Gains (Losses)		Cash Received (Paid)
Outstanding
EUR	USD	€175.0	$1.5	$—	$0.7		$0.8		$—
EUR(1)	GBP	€310.8	—	(59.5)	(0.7)		—		—
EUR(1)(2)	GBP	—	—	—	(7.1)		—		—
GBP	USD	£600.0	42.2	—	44.5		—		(0.6)
Total Outstanding			43.7	(59.5)	37.4		0.8		(0.6)
Settled
EUR(4)	USD		—	—	(1.6)		23.2		14.4
GBP	USD		—	—	9.8		0.7		(3.7)
Total Settled			—	—	8.2		23.9		10.7
Total			$43.7	$(59.5)	$45.6	(3)	$24.7	(4)	$10.1
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Relates to KWE's Euro Medium Term Note. See discussion in Note 8.
(3) Excludes deferred tax benefit of $15.3 million and $2.8 million of amounts reclassified out of OCI relating to deferred taxes.
(4) Includes $7.9 million on gain on sale of real estate and $4.0 million in income from unconsolidated investments.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

Debt liabilities are accounted for at face value plus net unamortized debt premiums and any fair value adjustments as part of business combinations. The fair value as of December 31, 2018 and 2017 for mortgages, KW unsecured debt, and KWE unsecured bonds were estimated to be approximately $5.3 billion and $5.8 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the Company's credit risk to the current yield of a similar security, compared to their carrying value of $5.4 billion and $5.7 billion as of December 31, 2018 and 2017, respectively. The inputs used to value mortgages, KW unsecured debt, and KWE unsecured bonds are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be level 2 inputs.

NOTE 7—OTHER ASSETS
Other assets consist of the following:

	December 31,
(Dollars in millions)	2018	2017
Hedge assets	$43.7	$2.4
Above-market leases, net of accumulated amortization of $48.3 million and $44.3 million at December 31, 2018 and 2017, respectively	37.2	63.1
Straight line rent	34.6	24.0
Furniture and equipment net of accumulated depreciation of $37.9 million and $35.8 million at December 31, 2018 and 2017, respectively	31.4	44.3
Goodwill	23.9	23.9
Prepaid expenses	13.7	13.3
Leasing commissions, net of accumulated amortization of $3.3 million and $2.2 million at December 31, 2018 and 2017, respectively	11.5	10.1
Other, net of accumulated amortization of $2.8 million and $2.6 million at December 31, 2018 and 2017, respectively	10.9	10.7
Development project asset	6.6	55.3
Deposits	6.5	3.5
VAT receivable	2.3	5.0
Marketable securities	—	7.5
Other Assets	$222.3	$263.1
Depreciation and amortization expense related to the above depreciable assets were $15.8 million, $13.6 million, and $16.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Development Project Asset
On May 12, 2017, Kennedy Wilson and its equity partners (the “Capital Dock JV”) sold 200 Capital Dock, a 130,000 sq ft. office building under construction in Dublin, Ireland.  Concurrent with the transaction, the Capital Dock JV entered into a development agreement with the buyer to complete the construction of 200 Capital Dock.
Because the construction process was not complete during the year ended December 31, 2018, but the cost and profit are reasonably estimated given the near completion of the building, the Company recognizes revenue on this project under the percentage-of-completion method for the sale of the building.
Under the percentage-of-completion method, there was $33.1 million of sale of real estate and $29.1 million of cost of real estate sold reported in the consolidated statement of income related to the sale of 200 Capital Dock during the year ended December 31, 2018.  Consequently the "development project asset" represents the basis which has not yet been relieved under the percentage of completion method. The decrease during the period was due to the Company receiving milestone payments from the buyer.
The remaining revenue and cost will be reported under the percentage-of-completion method through completion of construction, which is expected to continue until the first quarter of 2019.

NOTE 8—MORTGAGE DEBT

The following table details mortgage debt secured by Kennedy Wilson's consolidated properties as of December 31, 2018 and 2017:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

(Dollars in millions)		Carrying amount of mortgage debt as of December 31,(1)
Mortgage Debt by Product Type	Region	2018	2017
Multifamily(1)	Western U.S.	$1,286.2	$1,227.5
Commercial(1)	United Kingdom	499.6	583.2
Commercial(1)	Ireland	438.9	505.0
Commercial	Western U.S.	385.3	370.6
Multifamily(1)	Ireland	147.8	263.2
Commercial	Spain	90.1	95.5
Hotel	Ireland	82.5	86.4
Hotel	Western U.S.	37.9	49.1
Mortgage debt (excluding loan fees)(1)		2,968.3	3,180.5
Unamortized loan fees		(18.0)	(23.9)
Total Mortgage Debt		$2,950.3	$3,156.6
(1) The mortgage debt payable balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The net unamortized loan premium as of December 31, 2018 and 2017 was $1.9 million and $2.4 million, respectively.
The mortgage debt had a weighted average interest rate of 3.40% and 3.35% per annum as of December 31, 2018 and 2017, respectively. As of December 31, 2018, 73% of Kennedy Wilson's property level debt was fixed rate, 17% was floating rate with interest caps and 10% was floating rate without interest caps, compared to 74% fixed rate, 8% floating rate with interest caps and 18% floating rate without interest caps, as of December 31, 2017.

Mortgage Loan Transactions and Maturities
During the year ended December 31, 2018, seven acquisitions were partially financed with mortgages, thirteen existing mortgages were refinanced and one existing investment that closed all equity was subsequently partially financed with a mortgage. See Note 4 for more detail on the acquisitions and the investment debt associated with them.
The aggregate maturities of mortgage loans subsequent to December 31, 2018 are as follows:

(Dollars in millions)	Aggregate Maturities
2019(1)	$266.2
2020	119.3
2021	142.4
2022	306.0
2023	375.7
Thereafter	1,756.8
2,966.4
Debt premium	1.9
Unamortized loan fees	(18.0)
Total Mortgage Debt	$2,950.3
(1)The Company expects to repay the amounts maturing in the next twelve months with new mortgage loans, cash generated from operations, existing cash balances, proceeds from dispositions of real estate investments, or as necessary, with borrowings on our A&R Facility.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

NOTE 9—KW UNSECURED DEBT

The following table details KW unsecured debt as of December 31, 2018 and 2017:

	December 31,
(Dollars in millions)	2018	2017
Credit Facility	$75.0	$300.0
Senior Notes(1)	1,145.3	898.1
KW Unsecured Debt	1,220.3	1,198.1
Unamortized loan fees	(18.3)	(18.7)
Total KW Unsecured Debt	$1,202.0	$1,179.4
(1) The senior notes balances include unamortized debt discounts. Debt discounts represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan discount as of December 31, 2018 and 2017 was $4.7 million and $1.9 million, respectively.

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
As of December 31, 2018, the Company’s was in compliance with all covenant calculations. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
During the year ended December 31, 2018, the Company drew $225.0 million and repaid $450.0 million on the A&R Facility. Of the $450.0 million that was repaid, $325.0 million was related to the revolving line of credit and $125.0 million was related to the term loan facility. The amount repaid on the term loan facility cannot be drawn again. The maximum amount drawn on the A&R Facility at any one point during the year ended December 31, 2018 was $375.0 million. As of December 31, 2018, the Company had an outstanding balance of $75.0 million on the A&R Facility with the full $500.0 million available to be drawn under the revolving credit facility.
The average outstanding borrowings under credit facilities was $186.2 million during the year ended December 31, 2018.

Senior Notes

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

On March 2, 2018, Kennedy Wilson, Inc., (the "Issuer") completed an additional offering of $250 million aggregate principal amount of 5.875% Senior Notes due 2024 (the "Notes"). The Notes were issued as additional notes under the indenture pursuant to which the Issuer previously issued $900 million aggregate principal amount of its 5.875% Senior Notes due 2024 (the "Initial Notes"). The Notes have substantially identical terms as the Initial Notes and will be treated as a single series with the Initial Notes under the indenture. The Notes were issued and sold at an offering price of 98.625% of their principal amount, plus accrued and unpaid interest from, and including, October 1, 2017.
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

NOTE 10—KWE UNSECURED BONDS

The following table details the KWE unsecured bonds as of December 31, 2018 and 2017:

	December 31,
(Dollars in millions)	2018	2017
KWE Bonds	$637.3	$675.6
KWE Euro Medium Term Note Programme	627.4	655.7
KWE Unsecured Bonds (excluding loan fees)(1)	1,264.7	1,331.3
Unamortized loan fees	(4.2)	(5.4)
Total KWE Unsecured Bonds	$1,260.5	$1,325.9
(1) The KWE unsecured bonds balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The net unamortized loan premium (discount) as of December 31, 2018 and 2017 was $(3.7) million and $(4.3) million, respectively.
KWE has £500 million of 3.95% fixed-rate senior unsecured bonds due 2022 that have a carrying value of $637.3 million (based on December 31, 2018 rates) and $675.6 million (based on December 31, 2017 rates) as of December 31, 2018 and 2017, respectively. KWE effectively reduced the interest rate to 3.35% as a result of entering into swap agreements to convert 50% of the proceeds into Euros.
In addition, KWE has a £2.0 billion (approximately $2.5 billion based on December 31, 2018 rates) Euro Medium Term Note ("EMTN") Programme. Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. KWE has drawn down under its EMTN Programme, with the issuances of senior unsecured notes for an aggregate principal amount of approximately $629.9 million (based on December 31, 2018 rates) (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount with an annual fixed coupon of 3.25%, and mature in 2025.  As KWE invests proceeds from the KWE Notes to fund equity investments in new euro denominated assets, KWE designates the KWE Notes as net investment hedges under FASB ASC Topic 815. Subsequent fluctuations in foreign currency rates that impact the carrying value of the KWE Notes are recorded to accumulated other comprehensive income. During the year ended December 31, 2018, Kennedy Wilson recognized a loss of $7.1 million in accumulated other comprehensive income due to the strengthening of the euro against the GBP during the period. The KWE Notes rank pari passu with the KWE Bonds, and are subject to the same restrictive covenants.
The trust deed that governs the bonds contain various restrictive covenants for KWE, including, among others, limitations on KWE’s and its material subsidiaries’ ability to provide certain negative pledges. The trust deed limits the ability of KWE and its subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the incurrence of the new indebtedness, (1) KWE’s consolidated net indebtedness (as defined in the trust deed) would exceed 60% of KWE’s total assets (as calculated pursuant to the terms of the trust deed); and (2) KWE’s consolidated secured indebtedness (as defined in the trust deed) would exceed 50% of KWE’s total assets (as calculated pursuant to the terms of the trust deed). The trust deed also requires KWE, as of each reporting date, to maintain an interest coverage ratio (as defined in the trust deed) of at least 1.50 to 1.00 and have unencumbered assets of no less than 125% of its unsecured indebtedness (as defined in the trust deed). As of December 31, 2018, KWE was in compliance with these covenants.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

NOTE 11—RELATED PARTY TRANSACTIONS
Related party revenue is fees and other income received from investments in which we have an ownership interest, excluding amounts eliminated in consolidation discussed below. Kennedy Wilson earned related party fees of $15.3 million, $12.0 million and $18.3 million for the periods ended December 31, 2018, 2017 and 2016, respectively.
The Company provides asset and property management and other property related services on properties in which it also has an ownership interest. Fees earned on consolidated properties are eliminated in consolidation and fees on unconsolidated investments are eliminated for the portion that relate to the Company's ownership interest. During the years ended December 31, 2018, 2017 and 2016 fees of $13.6 million, $26.4 million and $36.9 million were eliminated in consolidation.

NOTE 12—INCOME TAXES
The table below represents a geographical breakdown of book income (loss) before the provision for income taxes:

	Year ended December 31,
(Dollars in millions)	2018	2017	2016
Domestic	$156.5	$90.6	$33.9
Foreign	113.6	31.1	56.6
Total	$270.1	$121.7	$90.5
The U.S. and foreign components of provision for (benefit from) provision for income taxes consisted of the following components. However, it is not reflective of the cash tax results of the Company.

	Year ended December 31,
(Dollars in millions)	2018	2017	2016
Federal
Current	$—	$(0.3)	$(0.8)
Deferred	33.4	(17.9)	17.0
	33.4	(18.2)	16.2
State
Current	—	0.1	0.1
Deferred	10.6	(3.1)	2.8
	10.6	(3.0)	2.9
Foreign
Current	18.4	8.4	5.8
Deferred	(4.4)	(3.5)	(10.9)
	14.0	4.9	(5.1)

Total	$58.0	$(16.3)	$14.0
A reconciliation of the statutory federal income tax rate of 21% with Kennedy Wilson’s effective income tax rate is as follows:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

	Year ended December 31,
(Dollars in millions)	2018	2017	2016
Tax computed at the statutory rate	$56.7	$42.6	$31.7
Tax Reform federal rate change	—	(44.8)	—
Tax deduction in excess of book compensation from restricted stock vesting	1.8	(3.7)	—
Domestic permanent differences, primarily disallowed executive compensation	3.8	1.3	—
Foreign permanent differences, primarily non-deductible depreciation, amortization and acquisition-related expenses in the United Kingdom	1.4	6.1	6.5
Effect of foreign tax operations, net of foreign tax credits	1.1	1.6	1.1
Noncontrolling interests	(15.1)	(15.0)	(25.8)
State income taxes, net of federal benefit	8.0	(3.8)	2.8
Other	0.3	(0.6)	(2.3)
Provision for (benefit from) income taxes	$58.0	$(16.3)	$14.0
Cumulative tax effects of temporary differences are shown below at December 31, 2018 and 2017:

	Year ended December 31,
(Dollars in millions)	2018	2017
Deferred tax assets:
Foreign currency translation	$9.1	$11.9
Net operating loss carryforward and credits	102.3	103.7
Investment basis difference	121.6	30.5
Stock option expense	3.5	5.2
Hedging transactions	—	8.1
Marketable securities	0.1	0.1
Accrued reserves	0.1	0.1
Total deferred tax assets	236.7	159.6
Valuation allowance	(131.1)	(32.7)
Net deferred tax assets	105.6	126.9

Deferred tax liabilities:
Investment basis and reserve differences	121.3	107.6
Depreciation and amortization	65.0	42.7
Hedging transactions	5.4	—
Prepaid expenses and other	1.7	9.2
Capitalized interest	1.4	1.4
Total deferred tax liabilities	194.8	160.9

Deferred tax asset (liability), net	$(89.2)	$(34.0)
During March 2018, Kennedy Wilson elected to treat KWE as a partnership for U.S. tax purposes retroactive to December 29, 2017. Due to unrealized foreign exchange losses not yet deductible for tax purposes and the consideration paid to acquire the non-controlling interests in KWE exceeding the book carrying value of the non-controlling interests in KWE, the Company’s tax basis in KWE exceeded its book carrying value at December 29, 2017 and December 31, 2018. Prior to the election to treat KWE as a partnership, KWE was taxed as a controlled foreign corporation. As a controlled foreign corporation, the Company was precluded from recognizing a deferred tax asset for its tax basis in excess of book carrying value for its investment in KWE as the excess tax basis from the investment was not expected to reverse in the foreseeable future. However, as a result of the conversion of KWE to a partnership for U.S. tax purposes, the Company was required to record a deferred tax asset for its investment in KWE. As of December 31, 2018, the Company recorded a $98.3 million deferred tax asset related to its excess tax basis over book carrying value for its investment in KWE. As a significant portion of the excess tax basis would only reverse upon a strengthening of foreign currencies or upon a disposition of KWE, the Company determined that a valuation allowance of $98.3 million was required for the tax basis that was in excess of the Company’s carrying value for its investment in KWE.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

The Tax Cuts and Jobs Act (the “TJCA”), was signed into law on December 22, 2017. The TJCA amends a range of U.S. federal tax rules applicable to individuals, businesses and international taxation with most provisions having taken effect beginning January 1, 2018. These changes include lowering the federal corporate income tax rate from a top marginal rate of 35% to a flat rate of 21% and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. Due to the nature of our business operations, a majority of our foreign income is taxed currently in the U.S. For those foreign subsidiaries where there is no current U.S. tax inclusion, we have estimated that no repatriation tax is due as those foreign subsidiaries do not have aggregate positive unrepatriated foreign earnings. During the fourth quarter of 2017, we adjusted our net U.S. deferred tax liability down to the new federal tax rate and recorded a $44.8 million tax benefit. As of December 31, 2018, we have completed our analysis and recorded an insignificant adjustment in the 2018 financial statements with respect to the federal rate change. The new legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury Department and Internal Revenue Service (“IRS”), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is still unclear how many of the new U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. Should the IRS, Treasury Regulations or state taxing authorities issue further guidance or interpretation of relevant aspects of the new tax law, we may record additional adjustments.
As of December 31, 2018, Kennedy Wilson had federal, California and other state net operating losses of $60.7 million, $71.9 million and $10.8 million which begin to expire in 2035 and 2032, respectively. As of December 31, 2018, Kennedy Wilson had $224.8 million of foreign net operating loss carryforwards which have no expiration date. The Company has foreign tax credit carryforwards of $35.8 million which begin to expire in 2024.
The Company's valuation allowance on deferred tax assets increased by $98.4 million in 2018 and increased by $2.8 million in 2017. The increase in 2018 principally due to the valuation allowance recorded against the deferred tax asset related to partnership investment in KWE, whereas the increase in 2017 principally relates to additional foreign net operating losses that are not more-likely-than not to be realized.
There were no gross unrecognized tax benefits at December 31, 2018 and 2017. Management has considered the likelihood and significance of possible penalties associated with Kennedy Wilson's current and intended filing positions and has determined, based on its assessment, that such penalties, if any, would not be significant.
Kennedy Wilson's federal and state income tax returns remain open to examination for the years 2015 through 2017 and 2014 through 2017, respectively. However, due to the existence of prior year loss carryovers, the IRS may examine any tax years for which the carryovers are used to offset future taxable income. Our foreign subsidiaries’ tax returns remain open to examination for the years 2014 through 2017. The Spanish loss carryovers may be subject to tax examination for a period of 10 years from the period in which such losses were generated.

NOTE 13—COMMITMENTS AND CONTINGENCIES
Future minimum lease payments under scheduled operating leases that have initial or remaining noncancelable terms in excess of one year are as follows:

(Dollars in millions)
Year ending December 31,
2019	$2.2
2020	1.5
2021	1.3
2022	1.2
2023	0.5
Thereafter	0.2
Total minimum payments	$6.9
Rental expense was $4.1 million, $4.3 million, and $4.4 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in general and administrative expense in the accompanying consolidated statements of income.
In addition to the operating lease amounts above the Company also has ground leases on certain consolidated properties. These leases have a total undiscounted obligation of $106.8 million that expire as far out as 2258.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

CAPITAL COMMITMENTS—As of December 31, 2018 and 2017, the Company has unfunded capital commitments of $99.3 million and $63.6 million to its joint ventures under the respective operating agreements. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of the Company's capital commitment obligations.
LITIGATION—Kennedy Wilson is currently a defendant in certain routine litigation arising in the ordinary course of business. It is the opinion of management and legal counsel that the outcome of these actions will not have a material effect on the financial statements taken as a whole.

NOTE 14—STOCK COMPENSATION PLANS
In June 2012, Kennedy Wilson adopted and its shareholders approved the Amended and Restated 2009 Equity Participation Plan (the "Amended and Restated Plan") under which an additional 3.2 million shares of common stock (in addition to the shares of common stock that had previously been issuance under the Company's 2009 Equity Participation Plan (the "Original Plan")) were reserved for pursuant to grants of restricted stock and other awards to officers, employees, non-employee directors and consultants. The terms of the awards granted under the Amended and Restated Plan were set by the Company's compensation committee at its discretion. During the year ended December 31, 2012, 3.2 million shares of restricted common stock were granted under the Amended and Restated Plan along with 5,000 shares which remained under the Original Plan. The shares that were granted under the Amended and Restated Plan vested over five years with 40% vesting ratably in the first four years of the award period and the remaining 60% vesting in the fifth year of the award period. Vesting of the restricted share awards was contingent upon the expected achievement of a performance target in each year of the award period with the initial vesting of the first 10% in January 2013. The performance targets were achieved for 2012, 2013, 2014, 2015 and 2016. From inception of the plan through December 31, 2017, 3,015,252 shares vested and 137,248 shares were forfeited. The Company re-granted the forfeited shares to certain employees.
In July 2014, Kennedy Wilson adopted and its shareholders approved the Amended and Restated 2009 Equity Participation Plan (the "First Amended and Restated Plan") under which an additional 6.0 million shares of common stock were reserved for issuance pursuant to grants of restricted stock and other awards to officers, employees, non-employee directors and consultants. During the years ended December 31, 2016, 2015 and 2014, 1.0 million, 1.7 million and 3.3 million, respectively, of restricted common stock were granted under the First Amended and Restated Plan. The terms of the awards granted under the First Amended and Restated Plan were set by the Company's compensation committee at its discretion. The shares of restricted common stock granted under the First Amended and Restated Plan have vested or will vest, as applicable, ratably over a three, four or five-year period based on the achievement of certain performance targets. The performance periods that will be measured for these awards are the Company’s fiscal years ending from December 31, 2014 through December 31, 2020. The shares of restricted common stock which were granted with a three-year vesting period have a three-year sale restriction period upon vesting. Due to the lack of marketability of these shares with the three-year sale restriction period upon vesting, a 15% discount was applied to the grant price these shares when computing stock compensation expense. From inception of the plan through December 31, 2018, 4,880,544 shares vested and 136,400 have been forfeited. As of December 31, 2018, there was $8.3 million of unrecognized compensation cost for the First Amended and Restated Plan related to unvested restricted shares which will vest over the next two years.
In June 2017, Kennedy Wilson adopted and its shareholders approved the Second Amended and Restated 2009 Equity Participation Plan (the "Second Amended and Restated Plan") under which an additional 14,945,000 shares of common stock were reserved for issuance pursuant to grants of restricted stock and other awards to officers, employees, non-employee directors and consultants. During the years ended December 31, 2018 and 2017,  the compensation committee of the board of directors approved the total grant of 1.4 million and 1.7 million shares of performance-based restricted shares of Company common stock or performance-based restricted stock units covering Company common stock, respectively, subject to vesting based on the Company’s total shareholder return (the “TSR restricted shares”), performance-based restricted shares of Company common stock or performance-based restricted stock units covering Company common stock subject to vesting based on the Company’s return on equity (the “ROE awards”), and time-based restricted shares of Company common stock or time-based restricted stock units covering Company common stock (the “time-based awards”) (collectively, the “awards”), under the Second Amended and Restated Plan. Up to 100% of the TSR awards will be eligible to vest based on the Company's total shareholder return relative to the MSCI World Real Estate Index during a three-year performance period (subject to continued employment through the vesting date), with the actual number of shares subject to such TSR awards that vest and cease to be subject to restrictions with respect to the performance period determined by multiplying (i) the total number of shares subject to the TSR award by (ii) the applicable vesting percentage (which is determined based on the level of the Company's relative total shareholder return attained during the performance period). Up to one-third of the ROE awards will be eligible to vest with respect to each Company fiscal year of the performance period (each, a “performance year”) to the extent that the Company satisfies the return on equity goals for such performance year (subject to continued employment through the vesting date). One-third of the time-based awards will vest on each of the first three anniversaries of the grant date, subject to continued employment through the vesting date. Stock-based

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

compensation expense is based on the fair values on the date of grant for the ROE awards and time-based awards. Certain ROE awards and time-based awards were granted with a three-year sale restriction period upon vesting. Due to the lack of marketability of these shares with the three-year sale restriction period upon vesting, a 12.5% discount was applied to the grant price of these shares when computing stock compensation expense. The fair value of the TSR awards are estimated using a Monte Carlo simulation. From inception of the plan through December 31, 2018, 231,240 shares have vested and 15,000 shares have been forfeited. As of December 31, 2018, there was $30.7 million of unrecognized compensation cost for the Second Amended and Restated Plan related to unvested shares which will vest over the next three years.
Upon vesting, the restricted stock granted to employees discussed directly above is net share-settled to cover the withholding tax.  Shares that vested during the years ended December 31, 2018, 2017 and 2016 were net-share settled such that the Company withheld shares with values equivalent to the employees’ minimum statutory obligations for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities.  The total shares withheld during the years ended December 31, 2018, 2017 and 2016 were 486,032 shares, 1,460,251 shares, and 693,942 shares respectively, and were valued based on the Company’s closing stock price on the respective vesting dates. During the years ended December 31, 2018, 2017 and 2016, total payments for the employees’ tax obligations to the taxing authorities were $8.8 million, $37.9 million, and $14.7 million respectively.  These figures are reflected as a financing activity on the accompanying consolidated statements of cash flows.
    During the years ended December 31, 2018, 2017 and 2016, Kennedy Wilson recognized $37.1 million, $38.4 million, and $65.1 million of compensation expense related to the vesting of restricted common stock and is included in compensation and related expense in the accompanying consolidated statements of income. The increase in stock compensation in 2016 is mainly due to $26.5 million or 60% of the expense of the restricted stock that was granted in 2012 under our Amended and Restated Plan being incurred during April 2016 to March 2017 due to performance criteria being met for this period. A portion of the increase was also attributed to the restricted stock that was granted under the First Amended and Restated Plan during the fourth quarter of 2015 and during 2016.
The following table sets forth activity under the Amended and Restated Plan, the First Amended and Restated Plan, and the Second Amended and Restated Plan for the Company's fiscal years ending December 31, 2018, 2017 and 2016:

Shares
Nonvested at December 31, 2016	5,722,464
Granted	1,756,750
Vested	(3,285,671)
Forfeited	(57,000)
Nonvested at December 31, 2017	4,136,543
Granted	1,524,383
Vested	(1,713,878)
Forfeited	(30,100)
Nonvested at December 31, 2018	3,916,948

NOTE 15—EQUITY

Common Stock Repurchase Program
On March 20, 2018, the Company announced that its board of directors authorized a $250.0 million stock repurchase program. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of the Company’s restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the Company’s discretion. Kennedy Wilson had a $100 million stock repurchase program that expired on February 25, 2018. Under the programs, Kennedy Wilson has repurchased and retired 13,824,430 shares for $254.7 million.

KWE Acquisition
On October 20, 2017, the Company completed its acquisition of all of the outstanding shares (other than shares owned by the Company or its subsidiaries or held in treasury) of KWE for $719.8 million in cash and issued 37,226,695 shares of KWH

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

to shareholders of KWE stock. The KWE Acquisition was accounted for in accordance with ASC 810, Consolidation-Overall-Changes in Parent’s Ownership Interest in a Subsidiary (ASC 810). Because KWH controls KWE both before and after the KWE Transaction, the change in KWH’s ownership interest in KWE was accounted for as an equity transaction and no gain or loss was recognized in KWH’s consolidated statements of income resulting from the KWE Acquisition.
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

Dividend Distributions
Kennedy Wilson declared and paid the following cash dividends on its common stock:

(Dollars in millions)	Year Ended December 31, 2018		Year Ended December 31, 2017
	Declared	Paid	Declared	Paid
Common Stock(1)	$113.7	$111.2	$87.4	$59.2
(1) The difference between declared and paid is the amount accrued on the consolidated balance sheets.

Taxability of Dividends

Earnings and profits, which determine the taxability of distributions to stockholders, may differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of revenue recognition, compensation expense, derivative investments and the basis of depreciable assets and estimated useful lives used to compute depreciation.

The Company's dividends related to its common stock will be classified for U.S. federal income tax purposes as follows:

Record Date	Payment Date	Distributions Per Share	Ordinary Dividends	Return of Capital
12/28/2017	1/4/2018	$0.1900	$0.0445	$0.1455
3/29/2018	4/5/2018	0.1900	0.0445	0.1455
6/29/2018	7/5/2018	0.1900	0.0445	0.1455
9/28/2018	10/4/2018	0.1900	0.0445	0.1455
	Totals	$0.7600	$0.1780	$0.5820
Accumulated Other Comprehensive Income

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) ("AOCI"), net of taxes:

(Dollars in millions)	Foreign Currency Translation	Foreign Currency Derivative Contracts	Marketable Securities	Total Accumulated Other Comprehensive Income(1)

Balance at December 31, 2017	$(46.6)	$(22.2)	$0.1	$(68.7)
Unrealized (losses) gains, arising during the period	(63.9)	53.6	—	(10.3)
Taxes on unrealized gains (losses), arising during the period	1.3	(15.3)	—	(14.0)
Amounts reclassified out of AOCI during the period, gross	22.5	(7.9)	(0.2)	14.4
Amounts reclassified out of AOCI during the period, taxes	(4.1)	2.8	0.1	(1.2)
Noncontrolling interest	(3.3)	—	—	(3.3)
Balance (of Kennedy Wilson's share) at December 31, 2018	$(94.1)	$11.0	$—	$(83.1)
(1) As a result of the KWE Transaction the Company was required to record inception to date accumulated other comprehensive losses of $358.4 million associated with noncontrolling interest holders of KWE. This amount has been excluded from the beginning and ending balances of the table to give a more appropriate depiction of the Company's accumulated other comprehensive loss activity. If this amount is included, the accumulated other comprehensive loss would be $441.5 million and $427.1 million as of December 31, 2018 and 2017, respectively.
The local currencies for our interests in foreign operations include the euro and the British pound sterling. The related amounts on our balance sheets are translated into U.S. dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period. Unrealized losses on foreign currency translation is a result of the weakening of the euro and British pound sterling against the U.S. dollar during the year ended December 31, 2018.
In order to manage currency fluctuations, Kennedy Wilson entered into currency derivative contracts to manage its exposure to currency fluctuations between its functional currency (U.S. dollar) and the functional currency (Euro and GBP) of certain of its wholly-owned and consolidated subsidiaries. See note 6 for a more detailed discussion of Kennedy Wilson's currency derivative contracts.
As discussed throughout this report and prior to the KWE Transaction, we were required under U.S. GAAP to consolidate certain non-wholly owned subsidiaries or investments that we controlled.  As such, during the year ended December 31, 2017 and 2016 our financial statements reflected currency translation adjustments and related hedging activities on a gross basis. In many instances, these fluctuations were not reflective of the actual foreign currency exposure of the underlying consolidated subsidiary.
Noncontrolling Interests
Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries, and are presented separately on Kennedy Wilson's balance sheet. As of December 31, 2018 and 2017 the Company has noncontrolling interest of $184.5 million and $211.9 million, respectively. The decrease in noncontrolling interests during 2018 is primarily due to the deconsolidation of six properties in the AXA Joint Venture. See Note 4 for additional details. The Company also allocated $62.1 million of income, $3.3 million of other comprehensive income and received contributions of $23.2 million to noncontrolling interest holders.

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
Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

the participating securities. The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the years ended December 31, 2018, 2017 and 2016:
The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
(Dollars in millions, except share amounts and per share data)	2018	2017	2016
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$150.0	$100.5	$2.8
Net income and dividends allocated to participating securities	(0.9)	(1.1)	(1.7)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	149.1	99.4	1.1
Dividends declared on common shares	(113.0)	(86.5)	(62.3)
Undistributed earnings (losses) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$36.1	$12.9	$(61.2)

Distributed earnings per share	$0.78	$0.70	$0.56
Undistributed earnings (losses) per share	0.26	0.13	(0.55)
Income per basic	1.04	0.83	0.01

Income per diluted	$1.04	$0.83	$0.01

Weighted-average shares outstanding for basic	142,895,472	119,147,192	109,094,530
Weighted average shares outstanding for diluted	144,753,421	119,147,192	109,094,530
Dividends declared per common share	$0.78	$0.70	$0.56
There was a total of 1,857,949 potentially dilutive securities during the year ended December 31, 2018 that have been included in the diluted weighted average shares as they are dilutive. During the year ended December 31, 2017 and 2016, 1,080,092 and 3,259,345 potentially dilutive securities were not included in the diluted weighted average shares as they were anti-dilutive, respectively. Potentially anti-dilutive securities include preferred stock and unvested restricted stock grants.

NOTE 17—SEGMENT INFORMATION
Kennedy Wilson is a global real estate investment company. The Company owns, operates, and invests in real estate both on its own and through our investment management platform. To complement its investment business, the Company also provides real estate services primarily to financial services clients.
Kennedy Wilson’s segment disclosure with respect to the determination of segment profit or loss and segment assets is based on these two core segments: KW Investments and KW Investment Management and Real Estate Services (IMRES). KW Investments invests in multifamily, office, retail, industrial and residential properties as well as loans secured by real estate. IMRES provides a full array of real estate-related services to investors and lenders, with a strong focus on financial institution-based clients. Kennedy Wilson’s segment disclosure with respect to the determination of segment profit or loss and segment assets is based on these services and investments.
KW Investments
We invest our capital in real estate assets and loans secured by real estate either on our own or through our investment management platform. When we have partners, we are typically the general partner in the arrangement with a promoted interest in the profits of our investments beyond our ownership percentage. The Company has an average ownership interest across all investments of approximately 63% as of December 31, 2018. Our equity partners include public shareholders, financial institutions, foundations, endowments, high net worth individuals and other institutional investors. See the "Business Segments" section in Item 1 for a more detailed discussion of the different components of the KW Investments segment.
KW Investment Management and Real Estate Services (IMRES)
IMRES encompasses the Company fee generating businesses which includes both the Company's investment management platform as well as the Company's third-party services business. The Company's clients include financial institutions, institutional investors, insurance companies, developers, builders, government agencies and prior to the KWE Transaction shareholders of

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

KWE. IMRES has five main lines of business: investment management, property services, research (up until sale during fourth quarter 2018), brokerage, and auction and conventional sales. These five business lines generate revenue for us through fees and commissions. See the "Business Segments" section in Item 1 for a more detailed discussion of the different components of the IMRES segment.
The Company manages approximately 53 million square feet of properties for the Company and its investment partners in the United States, Europe, and Asia, which includes assets we have ownership interests in and third party owned assets. With 17 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain and Japan, we have the capabilities and resources to provide investment management and property services to real estate owners as well as the experience, as a real estate investor, to understand client concerns.
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

The following tables summarize the income and expense activity by segment for the years ended December 31, 2018, 2017 and 2016 and total assets as of December 31, 2018 and 2017.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

	Year Ended December 31, 2018

(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$514.6	$—	$—	$514.6
Hotel	155.7	—	—	155.7
Sale of real estate	56.8	—	—	56.8
Investment management, property services and research fees	—	45.3	—	45.3
Loan purchases, loan originations and other	1.1	—	—	1.1
Total revenue	728.2	45.3	—	773.5
Expenses
Rental	160.8	—	—	160.8
Hotel	121.5	—	—	121.5
Cost of real estate sold	52.5	—	—	52.5
Commission and marketing	—	5.9	—	5.9
Compensation and related	73.5	33.5	61.8	168.8
General and administrative	31.6	12.1	7.1	50.8
Depreciation and amortization	205.8	0.3	—	206.1
Total expenses	645.7	51.8	68.9	766.4
Income from unconsolidated investments, net of depreciation and amortization	51.3	27.4	—	78.7
Gain on sale of real estate, net	371.8	—	—	371.8
Gain on sale of business	—	40.4	—	40.4
Acquisition-related expenses	(1.7)	—	—	(1.7)
Interest expense	(161.0)	—	(77.2)	(238.2)
Other income	0.7	—	11.3	12.0
Provision for income taxes	(14.0)	—	(44.0)	(58.0)
Net income (loss)	329.6	61.3	(178.8)	212.1
Net income attributable to noncontrolling interests	(62.1)	—	—	(62.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$267.5	$61.3	$(178.8)	$150.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

	Year Ended December 31, 2017

(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$504.7	$—	$—	$504.7
Hotel	127.5	—	—	127.5
Sale of real estate	111.5	—	—	111.5
Investment management, property services and research fees	—	42.9	—	42.9
Loan purchases, loan originations and other	15.2	—	—	15.2
Total revenue	758.9	42.9	—	801.8
Expenses
Rental	151.2	—	—	151.2
Hotel	100.3	—	—	100.3
Cost of real estate sold	80.2	—	—	80.2
Commission and marketing	—	7.2	—	7.2
Compensation and related	76.7	35.2	65.3	177.2
General and administrative	26.0	11.3	4.9	42.2
Depreciation and amortization	212.2	0.3	—	212.5
Total expenses	646.6	54.0	70.2	770.8
Income from unconsolidated investments, net of depreciation and amortization	66.4	11.4	—	77.8
Gain on sale of real estate, net	226.7	—	—	226.7
Gain on sale of business	—	—	—	—
Acquisition-related expenses	(4.4)	—	—	(4.4)
Interest expense	(145.6)	—	(72.1)	(217.7)
Other (expense) income	(5.1)	—	13.4	8.3
(Provision for) benefit from income taxes	(4.8)	—	21.1	16.3
Net income (loss)	245.5	0.3	(107.8)	138.0
Net income attributable to noncontrolling interests	(37.5)	—	—	(37.5)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$208.0	$0.3	$(107.8)	$100.5

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

	Year Ended December 31, 2016

(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$485.9	$—	$—	$485.9
Hotel	116.2	—	—	116.2
Sale of real estate	29.3	—	—	29.3
Investment management, property services and research fees	—	46.4	—	46.4
Loan purchases, loan originations and other	12.6	—	—	12.6
Total revenue	644.0	46.4	—	690.4
Expenses
Rental	135.4	—	—	135.4
Hotel	96.3	—	—	96.3
Cost of real estate sold	22.1	—	—	22.1
Commission and marketing	—	8.0	—	8.0
Compensation and related	62.3	36.2	88.0	186.5
General and administrative	26.5	13.3	5.6	45.4
Depreciation and amortization	197.4	0.8	—	198.2
Total expenses	540.0	58.3	93.6	691.9
Income from unconsolidated investments, net of depreciation and amortization	122.8	16.8	—	139.6
Gain on sale of real estate, net	130.7	—	—	130.7
Gain on sale of business	—	—	—	—
Acquisition -related gains	16.2	—	—	16.2
Acquisition-related expenses	(9.5)	—	—	(9.5)
Interest expense	(137.4)	—	(54.2)	(191.6)
Other (expense) income	(1.2)	—	7.8	6.6
Benefit from (provision for) income taxes	5.0	—	(19.0)	(14.0)
Net income (loss)	230.6	4.9	(159.0)	76.5
Net income attributable to noncontrolling interests	(70.9)	—	—	(70.9)
Preferred dividends and accretion of preferred stock issuance costs	—	—	(2.8)	(2.8)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$159.7	$4.9	$(161.8)	$2.8

	December 31,
(Dollars in millions)	2018	2017
Assets
Investments	$7,155.0	$7,563.7
Services	64.3	70.5
Corporate	137.8	90.6
Total assets	$7,357.1	$7,724.8

	December 31,
(Dollars in millions)	2018	2017	2016
Expenditures for long lived assets
Investments	$(571.8)	$(814.3)	$(949.6)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

Geographic Information:
The revenue shown in the table below is allocated based upon the region in which services are performed.

	Year Ended December 31,
(Dollars in millions)	2018	2017	2016
United States	$327.8	$307.6	$291.2
Europe	445.7	493.2	397.1
Japan	—	1.0	2.1
Total revenue	$773.5	$801.8	$690.4
NOTE 18—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information includes:
(1) Condensed consolidating balance sheets as of December 31, 2018 and 2017, respectively; consolidating statements of income and comprehensive (loss) income for the years ended December 31, 2018, 2017 and 2016, respectively; and condensed consolidating statements of cash flows for the years ended December 31, 2018, 2017 and 2016, respectively, of (a) Kennedy-Wilson Holdings, Inc. on an unconsolidated basis as the parent (and guarantor), (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent guarantor, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries
Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of December 31, 2018 or 2017 and for the years ended December 31, 2018, 2017 or 2016.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2018 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$1.9	$101.9	$384.2	$—	$488.0
Accounts receivable	—	0.8	4.4	51.4	—	56.6
Loan purchases and originations	—	0.9	—	26.9	—	27.8
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,870.6	3,831.9	—	5,702.5
Unconsolidated investments	—	19.2	433.4	407.3	—	859.9
Investments in and advances to consolidated subsidiaries	1,276.9	2,652.7	1,458.3	—	(5,387.9)	—
Other assets	—	—	43.9	178.4	—	222.3
Total assets	$1,276.9	$2,675.5	$3,912.5	$4,880.1	$(5,387.9)	$7,357.1

Liabilities
Accounts Payable	—	0.7	1.9	21.5	—	24.1
Accrued expenses and other liabilities	30.2	195.9	45.3	217.6	—	489.0
Mortgage debt	—	—	1,212.6	1,737.7	—	2,950.3
KW unsecured debt	—	1,202.0	—	—	—	1,202.0
KWE unsecured bonds	—	—	—	1,260.5	—	1,260.5
Total liabilities	30.2	1,398.6	1,259.8	3,237.3	—	5,925.9

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,246.7	1,276.9	2,652.7	1,458.3	(5,387.9)	1,246.7
Noncontrolling interests	—	—	—	184.5	—	184.5
Total equity	1,246.7	1,276.9	2,652.7	1,642.8	(5,387.9)	1,431.2
Total liabilities and equity	$1,276.9	$2,675.5	$3,912.5	$4,880.1	$(5,387.9)	$7,357.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2017 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$33.4	$54.9	$263.0	$—	$351.3
Accounts receivable	—	0.9	10.1	51.7	—	62.7
Loan purchases and originations	—	—	5.8	78.9	—	84.7
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,750.0	4,693.7	—	6,443.7
Unconsolidated investments	—	20.2	331.2	167.9	—	519.3
Investments in and advances to consolidated subsidiaries	1,394.5	2,642.1	1,629.4	—	(5,666.0)	—
Other assets	—	—	40.2	222.9	—	263.1
Total assets	$1,394.5	$2,696.6	$3,821.6	$5,478.1	$(5,666.0)	$7,724.8

Liabilities
Accounts Payable	$—	$0.8	$2.5	$16.2	$—	$19.5
Accrued expenses and other liabilities	28.9	121.9	39.7	275.4	—	465.9
Mortgage debt	—	—	1,137.3	2,019.3	—	3,156.6
KW unsecured debt	—	1,179.4	—	—	—	1,179.4
KWE unsecured bonds	—	—	—	1,325.9	—	1,325.9
Total liabilities	28.9	1,302.1	1,179.5	3,636.8	—	6,147.3

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,365.6	1,394.5	2,642.1	1,629.4	(5,666.0)	1,365.6
Noncontrolling interests	—	—	—	211.9	—	211.9
Total equity	1,365.6	1,394.5	2,642.1	1,841.3	(5,666.0)	1,577.5
Total liabilities and equity	$1,394.5	$2,696.6	$3,821.6	$5,478.1	$(5,666.0)	$7,724.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2018 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$168.4	$346.2	$—	$514.6
Hotel	—	—	—	155.7	—	155.7
Sale of real estate	—	—	—	56.8	—	56.8
Investment management, property services, and research fees	—	—	41.9	3.4	—	45.3
Loan purchases, loan originations, and other	—	—	0.1	1.0	—	1.1
Total revenue	—	—	210.4	563.1	—	773.5
Expenses
Rental	—	—	62.3	98.5	—	160.8
Hotel	—	—	—	121.5	—	121.5
Cost of real estate sold	—	—	—	52.5	—	52.5
Commission and marketing	—	—	5.9	—	—	5.9
Compensation and related	37.1	71.3	55.1	5.3	—	168.8
General and administrative	—	20.3	21.2	9.3	—	50.8
Depreciation and amortization	—	1.3	56.9	147.9	—	206.1
Total expenses	37.1	92.9	201.4	435.0	—	766.4
Income from unconsolidated investments	—	(1.3)	60.3	19.7	—	78.7
Income from consolidated subsidiaries	249.2	451.3	332.7	—	(1,033.2)	—
Gain on sale of real estate, net	—	—	61.4	310.4	—	371.8
Gain on sale of business	—	—	40.4	—	—	40.4
Acquisition-related gains	—	—	—	—	—	—
Acquisition-related expenses	—	(0.1)	(1.1)	(0.5)	—	(1.7)
Interest expense	—	(77.1)	(52.8)	(108.3)	—	(238.2)
Other income	—	13.3	—	(1.3)	—	12.0
Income before provision from income taxes	212.1	293.2	449.9	348.1	(1,033.2)	270.1
(Provision for) benefit from income taxes	—	(44.0)	1.4	(15.4)	—	(58.0)
Net income	212.1	249.2	451.3	332.7	(1,033.2)	212.1
Net loss attributable to the noncontrolling interests	—	—	—	(62.1)	—	(62.1)
Preferred dividends and accretion of preferred stock issuance costs	—	—	—	—	—	—
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$212.1	$249.2	$451.3	$270.6	$(1,033.2)	$150.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2017 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$143.9	$360.8	$—	$504.7
Hotel	—	—	—	127.5	—	127.5
Sale of real estate	—	—	2.3	109.2	—	111.5
Investment management, property services, and research fees	—	—	34.7	8.2	—	42.9
Loan purchases, loan originations, and other	—	—	0.5	14.7	—	15.2
Total revenue	—	—	181.4	620.4	—	801.8
Expenses
Rental	—	—	54.7	96.5	—	151.2
Hotel	—	—	—	100.3	—	100.3
Cost of real estate sold	—	—	1.8	78.4	—	80.2
Commission and marketing	—	—	7.0	0.2	—	7.2
Compensation and related	38.4	78.3	52.8	7.7	—	177.2
General and administrative	—	14.0	17.6	10.6	—	42.2
Depreciation and amortization	—	1.4	50.1	161.0	—	212.5
Total expenses	38.4	93.7	184.0	454.7	—	770.8
Income from unconsolidated investments	—	3.7	41.7	32.4	—	77.8
Income from consolidated subsidiaries	176.4	307.5	256.2	—	(740.1)	—
Gain on sale of real estate, net	—	—	46.6	180.1	—	226.7
Gain on sale of business	—	—	—	—	—	—
Acquisition-related gains	—	—	—	—	—	—
Acquisition-related expenses	—	—	(1.3)	(3.1)	—	(4.4)
Interest expense	—	(72.1)	(38.0)	(107.6)	—	(217.7)
Other income (loss)	—	9.9	1.6	(3.2)	—	8.3
Income before benefit from (provision for) income taxes	138.0	155.3	304.2	264.3	(740.1)	121.7
Benefit from (provision for) income taxes	—	21.1	3.3	(8.1)	—	16.3
Net (loss) income	138.0	176.4	307.5	256.2	(740.1)	138.0
Net income attributable to the noncontrolling interests	—	—	—	(37.5)	—	(37.5)
Preferred dividends and accretion of preferred stock issuance costs	—	—	—	—	—	—
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$138.0	$176.4	$307.5	$218.7	$(740.1)	$100.5

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2016 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$114.0	$371.9	$—	$485.9
Hotel	—	—	—	116.2	—	116.2
Sale of real estate	—	—	12.2	17.1	—	29.3
Investment management, property services, and research fees	—	—	40.8	5.6	—	46.4
Loan purchases, loan originations, and other	—	0.1	1.1	11.4	—	12.6
Total revenue	—	0.1	168.1	522.2	—	690.4
Expenses
Rental	—	—	48.7	86.7	—	135.4
Hotel	—	—	—	96.3	—	96.3
Cost of real estate sold	—	—	9.6	12.5	—	22.1
Commission and marketing	—	—	7.3	0.7	—	8.0
Compensation and related	65.1	66.4	47.5	7.5	—	186.5
General and administrative	—	15.9	16.3	13.2	—	45.4
Depreciation and amortization	—	1.3	39.5	157.4	—	198.2
Total expenses	65.1	83.6	168.9	374.3	—	691.9
Income from unconsolidated investments	—	5.6	76.9	57.1	—	139.6
Income from consolidated subsidiaries	141.6	285.1	204.9	—	(631.6)	—
Gain on sale of real estate, net	—	—	19.6	111.1	—	130.7
Gain on sale of business	—	—	—	—	—	—
Acquisition-related gains	—	—	7.6	8.6	—	16.2
Acquisition-related expenses	—	—	(2.3)	(7.2)	—	(9.5)
Interest expense	—	(54.2)	(25.4)	(112.0)	—	(191.6)
Other income (loss)	—	7.7	(2.7)	1.6	—	6.6
Income (loss) before provision for income taxes	76.5	160.7	277.8	207.1	(631.6)	90.5
(Provision for) benefit from income taxes	—	(19.1)	7.3	(2.2)	—	(14.0)
Net income (loss)	76.5	141.6	285.1	204.9	(631.6)	76.5
Net income attributable to the noncontrolling interests	—	—	—	(70.9)	—	(70.9)
Preferred dividends and accretion of preferred stock issuance costs	(2.8)	—	—	—	—	(2.8)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$73.7	$141.6	$285.1	$134.0	$(631.6)	$2.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2018 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income (loss)	$212.1	$249.2	$451.3	$332.7	$(1,033.2)	$212.1

Other comprehensive income (loss), net of tax:
Unrealized gain on marketable securities	—	—	—	—	—	—
Unrealized foreign currency translation gain	(62.6)	(62.6)	(45.7)	(61.6)	169.9	(62.6)
Amounts reclassified from accumulated other comprehensive income	13.2	13.2	—	18.3	(31.5)	13.2
Unrealized forward contract forward currency loss	38.3	38.3	46.1	(7.8)	(76.6)	38.3
Total other comprehensive income for the period	$(11.1)	$(11.1)	$0.4	$(51.1)	$61.8	$(11.1)

Comprehensive income	$201.0	$238.1	$451.7	$281.6	$(971.4)	$201.0
Comprehensive income attributable to noncontrolling interests	—	—	—	(65.4)	—	(65.4)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$201.0	$238.1	$451.7	$216.2	$(971.4)	$135.6

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2017 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income (loss)	$138.0	$176.4	$307.5	$256.2	$(740.1)	$138.0

Other comprehensive income (loss), net of tax:
Unrealized gain on marketable securities	0.2	0.2	—	—	(0.2)	0.2
Unrealized foreign currency translation loss	155.3	155.3	30.6	458.7	(644.6)	155.3
Amounts reclassified from accumulated other comprehensive income	2.0	2.0	—	2.0	(4.0)	2.0
Unrealized forward contract forward currency (loss) gain	(68.3)	(68.3)	(21.9)	(46.4)	136.6	(68.3)
Total other comprehensive (loss) income for the period	89.2	89.2	8.7	414.3	(512.2)	89.2

Comprehensive income (loss)	$227.2	$265.6	$316.2	$670.5	$(1,252.3)	$227.2
Comprehensive loss attributable to noncontrolling interests	—	—	—	(124.2)	—	(124.2)
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$227.2	$265.6	$316.2	$546.3	$(1,252.3)	$103.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2016 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income (loss)	$76.5	$141.6	$285.1	$204.9	$(631.6)	$76.5

Other comprehensive loss, net of tax:
Unrealized gain on marketable securities	0.1	0.1	—	—	(0.1)	0.1
Unrealized foreign currency translation gain (loss)	(164.1)	(164.1)	(23.1)	(161.9)	349.1	(164.1)
Amounts reclassified from accumulated other comprehensive income	3.4	3.4	—	3.4	(6.8)	3.4
Unrealized forward contract forward currency gain (loss)	(100.1)	(100.1)	21.3	(121.4)	200.2	(100.1)
Total other comprehensive loss for the period	(260.7)	(260.7)	(1.8)	(279.9)	542.4	(260.7)

Comprehensive (loss) income	$(184.2)	$(119.1)	$283.3	$(75.0)	$(89.2)	$(184.2)
Comprehensive loss attributable to noncontrolling interests	—	—	—	166.3	—	166.3
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$(184.2)	$(119.1)	$283.3	$91.3	$(89.2)	$(17.9)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2018 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash provided by operating activities	$(1.2)	$(134.0)	$69.3	$159.0	$93.1
Cash flows from investing activities:
Collections of loans	—	—	5.8	—	5.8
Additions to loans	—	—	(0.9)	(1.3)	(2.2)
Nonrefundable escrow deposits	—	(5.0)	—	—	(5.0)
Net proceeds from sale of real estate	—	—	161.2	1,224.9	1,386.1
Net proceeds from sale of a business	—	—	43.4	—	43.4
Purchases of and additions to real estate	—	—	(270.2)	(301.6)	(571.8)
Investment in marketable securities	—	(0.2)	—	—	(0.2)
Proceeds from sale of marketable securities	—	—	7.4	—	7.4
Investing distributions from unconsolidated investments	—	—	25.9	37.8	63.7
Contributions to unconsolidated investments	—	(1.2)	(92.9)	(302.0)	(396.1)
Proceeds from settlement of foreign currency derivative contracts	—	10.7	—	—	10.7
Purchases of foreign currency derivative contracts	—	(0.6)	—	—	(0.6)
Additions to development project asset	—	—	—	(29.1)	(29.1)
Proceeds from development project asset	—	—	—	81.0	81.0
(Investments in) distributions from consolidated subsidiaries, net	290.3	81.7	52.8	(424.8)	—
Net cash (used in) provided by investing activities	290.3	85.4	(67.5)	284.9	593.1
Cash flow from financing activities:
Borrowings under senior notes payable	—	246.6	—	—	246.6
Borrowings under lines of credit/term loan	—	225.0	—	—	225.0
Repayment of lines of credit/term loan	—	(450.0)	—	—	(450.0)
Borrowings under mortgage debt	—	—	325.3	399.7	725.0
Repayment of mortgage debt	—	—	(278.1)	(588.7)	(866.8)
Debt issue costs	—	(4.5)	(2.0)	(3.0)	(9.5)
Repurchase of common stock	(177.9)	—	—	—	(177.9)
Dividends paid	(111.2)	—	—	—	(111.2)
KWE closing dividend	—	—	—	(17.2)	(17.2)
Contributions from noncontrolling interests	—	—	—	23.2	23.2
Distributions to noncontrolling interests	—	—	—	(116.0)	(116.0)
Net cash provided by (used in) financing activities	(289.1)	17.1	45.2	(302.0)	(528.8)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(20.7)	(20.7)
Net change in cash and cash equivalents	—	(31.5)	47.0	121.2	136.7
Cash and cash equivalents, beginning of year	—	33.4	54.9	263.0	351.3
Cash and cash equivalents, end of year	$—	$1.9	$101.9	$384.2	$488.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2017 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities:	$(15.3)	$(182.8)	$(51.4)	$322.5	$73.0
Cash flows from investing activities:
Collections of loans	—	—	6.4	10.5	16.9
Net proceeds from sale of real estate	—	—	130.8	528.3	659.1
Purchases of and additions to real estate	—	—	(422.5)	(391.8)	(814.3)
Investment in marketable securities	—	—	(0.8)	—	(0.8)
Proceeds from sale of marketable securities	—	—	1.1	—	1.1
Investing distributions from unconsolidated investments	—	—	95.2	38.2	133.4
Contributions to unconsolidated investments	—	—	(49.8)	(30.1)	(79.9)
Proceeds from settlement of foreign currency derivative contracts	—	(2.8)	—	—	(2.8)
Purchases of foreign currency derivative contracts	—	(0.4)	—	—	(0.4)
Additions to development project asset	—	—	—	(19.4)	(19.4)
Proceeds from development project asset	—	—	—	36.9	36.9
(Investments in) distributions from consolidated subsidiaries, net	198.0	(126.2)	166.3	(238.1)	—
Net cash (used in) provided by investing activities	198.0	(129.4)	(73.3)	(65.5)	(70.2)
Cash flow from financing activities:
Repayment of senior notes payable	—	(55.0)	—	—	(55.0)
Costs associated with KWE Transaction	(55.8)	—	—	—	(55.8)
Borrowings under lines of credit	—	800.0	—	—	800.0
Repayment of lines of credit	—	(500.0)	—	—	(500.0)
Borrowings under investment debt	—	—	239.5	608.8	848.3
Repayment of investment debt	—	—	(103.4)	(581.3)	(684.7)
Debt issue costs	—	(5.4)	(1.9)	(2.2)	(9.5)
Repurchase of common stock	(67.7)	—	—	—	(67.7)
Cash paid to acquire noncontrolling interests in KWE	—	—	—	(719.8)	(719.8)
Dividends paid	(59.2)	—	—	—	(59.2)
Acquisitions of noncontrolling interests	—	—	—	(3.3)	(3.3)
Contributions from noncontrolling interests	—	—	—	47.4	47.4
Distributions from noncontrolling interests	—	—	—	(106.0)	(106.0)
Net cash provided by financing activities	(182.7)	239.6	134.2	(756.4)	(565.3)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	28.1	28.1
Net change in cash and cash equivalents	—	(72.6)	9.5	(471.3)	(534.4)
Cash and cash equivalents, beginning of year	—	106.0	45.4	734.3	885.7
Cash and cash equivalents, end of year	$—	$33.4	$54.9	$263.0	$351.3

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2016 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash provided by (used in) operating activities:	$(0.2)	$(207.9)	$102.2	$208.8	$102.9
Cash flows from investing activities:
Additions to loans	—	(11.6)	(4.5)	—	(16.1)
Settlements of loans	—	6.6	4.9	135.4	146.9
Net proceeds from sale of real estate	—	—	109.2	430.9	540.1
Purchases of and additions to real estate	—	—	(404.2)	(545.4)	(949.6)
Investment in marketable securities	—	—	(3.2)	—	(3.2)
Distributions from unconsolidated investments	—	—	54.5	35.1	89.6
Contributions to unconsolidated investments	—	(1.0)	(104.4)	(19.5)	(124.9)
Proceeds from settlement of foreign currency derivative contracts	—	38.6	—	—	38.6
Purchases of foreign currency derivative contracts	—	(8.1)	—	—	(8.1)
(Investments in) distributions from consolidated subsidiaries, net	129.8	(36.9)	(95.4)	2.5	—
Net cash (used in) provided by investing activities	129.8	(12.4)	(443.1)	39.0	(286.7)
Cash flow from financing activities:
Borrowings under notes payable	—	250.0	—	—	250.0
Borrowings under lines of credit	—	125.0	—	—	125.0
Repayment of lines of credit	—	(125.0)	—	—	(125.0)
Borrowings under investment debt	—	—	530.9	658.8	1,189.7
Repayment of investment debt	—	—	(179.5)	(428.6)	(608.1)
Debt issuance costs	—	(3.9)	(2.1)	(4.8)	(10.8)
Repurchase of common stock	(64.8)	—	—	—	(64.8)
Dividends paid	(64.8)	—	—	—	(64.8)
Acquisitions of noncontrolling interests	—	—	—	(196.9)	(196.9)
Contributions from noncontrolling interests	—	—	—	42.1	42.1
Distributions from noncontrolling interests	—	—	—	(116.6)	(116.6)
Net cash provided by (used in) financing activities	(129.6)	246.1	349.3	(46.0)	419.8
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(81.9)	(81.9)
Net change in cash and cash equivalents	—	25.8	8.4	119.9	154.1
Cash and cash equivalents, beginning of year	—	80.2	37.0	614.4	731.6
Cash and cash equivalents, end of year	$—	$106.0	$45.4	$734.3	$885.7

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

NOTE 19—UNAUDITED QUARTERLY INFORMATION

(Dollars in millions, except earnings per share amounts)
Year ended December 31, 2018	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$178.7	$185.8	$218.3	$190.7
Expenses	187.8	177.2	212.5	188.9
Other income (expenses)	66.3	11.2	190.9	(5.4)
Income (loss) before provision for income taxes	57.2	19.8	196.7	(3.6)
Benefit from (provision for) income taxes	(24.3)	(6.9)	(29.4)	2.6
Net income (loss)	32.9	12.9	167.3	(1.0)
Net income attributable to noncontrolling interests	(2.2)	(0.8)	(57.7)	(1.4)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$30.7	$12.1	$109.6	$(2.4)
Basic earnings (loss) per share	$0.21	$0.09	$0.77	$(0.02)
Diluted earnings (loss) per share	$0.21	$0.09	$0.77	$(0.02)

(Dollars in millions, except earnings per share amounts)
Year ended December 31, 2017	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$181.3	$272.5	$180.4	$167.6
Expenses	206.0	231.2	178.3	155.3
Other income (expenses)	112.9	(35.2)	28.5	(15.5)
Income (loss) before provision for income taxes	88.2	6.1	30.6	(3.2)
Benefit from (provision for) income taxes	17.2	3.7	(8.8)	4.2
Net income	105.4	9.8	21.8	1.0
Net income attributable to noncontrolling interests	(6.2)	(18.7)	(12.4)	(0.2)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$99.2	$(8.9)	$9.4	$0.8
Basic earnings (loss) per share	$0.69	$(0.08)	$0.08	$—
Diluted earnings (loss) per share	$0.69	$(0.08)	$0.08	$—

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2018, 2017 and 2016

NOTE 20—SUBSEQUENT EVENTS
On January 16, 2019 the Company and its equity partner sold Ritz-Carlton, Lake Tahoe for $120 million. The company realized a cash profit of $37 million over the life of the investment. As a result of the sale the loan on the property was paid off and the guarantee removed.

Kennedy-Wilson Holdings, Inc.
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2018

(Dollars in millions)			Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Balance at December 31, 2018(1)
Description	Region	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total(2)	Accumulated Depreciation	Depreciable Life in Years	Date of Construction	Date Acquired(3)
Commercial
Office	Southern California	$35.0	$11.2	$18.5	$34.6	$11.5	$54.1	$65.6	$(4.7)	39 yrs	1955/1981/1982	2013
Retail	Mountain States	3.5	1.3	4.2	0.4	1.3	4.6	5.9	(0.6)	39 yrs	1981	2013
Retail	Mountain States	10.4	2.1	2.9	2.1	1.8	4.9	6.7	(0.5)	39 yrs	1958/1974-1976/1985/1989/2006	2013
Retail	Mountain States	11.0	5.1	7.8	1.3	5.1	9.1	14.2	(1.2)	39 yrs	1989	2013
Retail	Mountain States	7.2	3.5	7.4	1.4	3.5	8.8	12.3	(1.1)	39 yrs	1980/1983	2013
Retail	Northern California	6.7	2.7	6.7	1.2	2.7	7.8	10.5	(0.9)	39 yrs	1975	2013
Retail	Southern California	27.0	9.1	14.0	11.6	9.1	25.6	34.7	(2.2)	39 yrs	1985	2014
Commercial portfolio	United Kingdom	—	33.5	90.5	17.3	25.9	86.5	112.4	(9.7)	39 yrs	Various	2014
Commercial portfolio	United Kingdom	135.6	79.8	294.3	14.6	55.4	227.7	283.1	(28.6)	39 yrs	Various	2014
Office	Ireland	—	2.0	4.4	3.5	1.4	9.3	10.7	(0.8)	39 yrs	Various	2014
Office	Ireland	—	13.9	21.9	0.3	11.7	68.3	80.0	(4.8)	39 yrs	1973/2016	2014
Office	Ireland	80.6	8.2	102.6	—	6.9	86.3	93.2	(9.7)	39 yrs	2003	2014
Retail	Ireland	99.7	59.8	83.1	22.7	50.3	92.6	142.9	(7.8)	39 yrs	1966/2005	2014
Office	Ireland	78.5	20.4	73.8	0.2	17.2	62.2	79.4	(7.1)	39 yrs	1980	2014
Office	United Kingdom	—	85.3	232.0	15.9	68.5	202.2	270.7	(28.0)	39 yrs	2003	2014
Office	Ireland	83.6	48.6	131.1	0.7	7.4	109.6	117.0	(13.0)	39 yrs	2009	2014
Retail	United Kingdom	67.7	6.2	109.5	5.9	4.8	90.0	94.8	(10.3)	39 yrs	2010	2014
Retail	Mountain States	12.5	5.7	12.7	1.0	5.7	13.7	19.4	(1.3)	39 yrs	1979/1980	2015
Office	Southern California	49.5	37.8	60.6	5.9	37.8	66.5	104.3	(6.9)	39 yrs	1982	2015
Office	Southern California	28.8	11.6	36.5	4.3	11.6	40.8	52.4	(4.4)	39 yrs	1968	2015
Retail	Mountain States	4.9	1.6	6.0	—	1.6	6.0	7.6	(0.5)	39 yrs	1979/2002	2015
Office	Southern California	35.0	20.7	47.9	25.4	20.7	53.2	73.9	(4.8)	39 yrs	1982	2015
Commercial portfolio	United Kingdom	296.2	190.3	308.2	13.0	152.4	256.6	409.0	(25.0)	39 yrs	Various	2015
Office portfolio	United Kingdom	—	55.9	103.3	11.2	52.1	88.7	140.8	(7.2)	39 yrs	Various	2015
Retail portfolio	Spain	48.6	21.5	60.1	—	22.3	62.5	84.8	(5.2)	39 yrs	Various	2015
Retail	Spain	41.5	27.1	46.2	14.9	30.4	66.7	97.1	(4.3)	39 yrs	1995	2015
Office portfolio	Ireland	—	0.8	5.9	—	0.9	6.2	7.1	(0.5)	39 yrs	Various	2015

Office portfolio	Italy	—	26.3	74.8	0.6	33.1	94.8	127.9	(7.1)	39 yrs	Various	2015
Retail	Mountain States	7.3	2.6	9.5	1.4	2.6	10.8	13.4	(0.7)	39 yrs	1961	2016
Office building	Ireland	—	2.0	11.9	0.1	2.0	12.5	14.5	(0.7)	39 yrs	2007	2016
Retail	Mountain States	29.2	9.3	30.0	0.9	9.3	30.9	40.2	(1.9)	39 yrs	1984/2008	2016
Industrial	United Kingdom	—	6.9	8.8	0.2	8.2	7.0	15.2	(0.4)	39 yrs	1984/2003	2016
Office portfolio	United Kingdom	—	32.1	70.4	1.1	28.2	63.0	91.2	(4.1)	39 yrs	Various	2016
Office	Ireland	—	4.2	64.0	1.6	4.2	65.2	69.4	(4.2)	39 yrs	2009	2016
Industrial	United Kingdom	—	5.0	9.2	—	5.0	9.2	14.2	(0.5)	39 yrs	2002	2016
Retail	Mountain States	4.4	1.3	5.6	0.5	1.3	6.1	7.4	(0.3)	39 yrs	1995/1996	2016
Retail	Pacific Northwest	7.4	2.3	8.1	—	2.3	8.1	10.4	(0.4)	39 yrs	1956	2017
Office	Pacific Northwest	77.0	30.6	106.0	0.2	30.6	106.2	136.8	(4.3)	39 yrs	1999/2001	2017
Retail	Mountain States	12.6	4.1	12.2	—	4.1	12.2	16.3	(0.4)	39 yrs	1967/1983	2017
Office	Ireland	—	4.9	18.5	2.1	4.7	20.0	24.7	(0.3)	39 yrs	1841	2017
Office	Ireland	—	11.0	—	3.8	10.8	3.8	14.6	—	39 yrs	1840/2000	2017
Office	Southern California	16.0	27.4	6.9	—	27.4	6.9	34.3	(0.1)	39 yrs	1956	2018

Multifamily
450-unit asset	Mountain States	46.2	18.4	43.0	5.7	18.4	48.7	67.1	(9.1)	39 yrs	1974	2013
178-unit asset	Northern California	31.4	12.3	18.5	8.4	12.3	26.9	39.2	(6.9)	39 yrs	1975	2012
217-unit asset	Pacific Northwest	23.4	2.6	41.4	3.0	2.5	42.2	44.7	(7.4)	39 yrs	2011	2012
366-unit asset	Mountain States	53.3	9.1	36.3	9.3	9.1	45.6	54.7	(10.4)	39 yrs	2000	2012
272-unit asset	Ireland	84.2	20.3	81.5	5.9	16.9	74.2	91.1	(12.1)	39 yrs	2008	2014
166-unit asset	Ireland	51.8	12.4	—	2.4	10.3	50.0	60.3	(3.0)	39 yrs	2017	2014
26-unit asset	Ireland	11.8	0.6	14.8	—	0.5	12.6	13.1	(1.5)	39 yrs	2009	2014
203-unit asset	Pacific Northwest	19.5	2.6	23.8	2.4	2.6	26.2	28.8	(3.9)	39 yrs	2005	2014
542-unit asset	Northern California	91.5	38.3	57.5	8.5	38.3	66.1	104.4	(10.1)	39 yrs	1987	2014
118-unit asset	Pacific Northwest	13.5	2.1	18.6	1.4	2.1	19.9	22.0	(2.6)	39 yrs	1990	2014
324-unit asset	Mountain States	25.6	3.2	28.6	5.8	3.2	34.4	37.6	(5.1)	39 yrs	1996	2014
280-unit asset	Pacific Northwest	37.3	6.0	40.3	1.9	6.0	42.2	48.2	(4.9)	39 yrs	2004/2006	2014
750-unit asset	Pacific Northwest	83.4	22.1	78.2	8.1	22.1	86.3	108.4	(11.3)	39 yrs	1987	2014
Condo	Pacific Northwest	—	—	0.2	—	—	1.0	1.0	—	39 yrs	2005	2014
294-unit asset	United Kingdom	—	22.1	84.0	16.2	19.1	88.9	108.0	(6.2)	39 yrs	2012	2015
208-unit asset	Southern California	37.7	9.3	37.3	4.2	9.3	41.5	50.8	(4.8)	39 yrs	2004	2015
1,008-unit asset	Northern California	175.0	62.7	152.5	16.1	62.3	168.6	230.9	(17.7)	39 yrs	1988	2015
460-unit asset	Southern California	46.7	13.2	53.0	3.5	13.2	56.5	69.7	(5.6)	39 yrs	1988	2015
204-unit asset	Mountain States	14.3	2.0	17.6	1.9	2.0	19.6	21.6	(1.5)	39 yrs	1999	2016
168-unit asset	Mountain States	10.9	1.8	13.1	1.7	1.8	14.8	16.6	(1.2)	39 yrs	1992	2016
430-unit asset	Pacific Northwest	62.6	12.8	67.4	2.3	12.8	69.7	82.5	(4.6)	39 yrs	2006	2016
386-unit asset	Southern California	66.0	—	81.4	6.2	—	87.6	87.6	(5.7)	39 yrs	2002	2016
157-unit asset	Southern California	42.9	14.5	46.0	0.8	14.5	46.8	61.3	(2.9)	39 yrs	2013	2016

Land	Southern California	—	0.6	—	—	3.3	—	3.3	—	39 yrs	N/A	2018
408-unit asset	Pacific Northwest	60.4	9.2	83.3	2.7	9.3	86.0	95.3	(4.9)	39 yrs	1998	2016
300-unit asset	Mountain States	22.5	4.8	29.2	2.9	4.8	32.1	36.9	(1.2)	39 yrs	1995	2017
210-unit asset	Pacific Northwest	29.0	11.0	46.7	0.5	11.0	47.3	58.3	(1.6)	39 yrs	2007	2017
200-unit asset	Mountain States	20.7	1.4	25.9	0.4	1.4	26.3	27.7	(0.9)	39 yrs	2012	2017
264-unit asset	Pacific Northwest	25.4	6.4	44.9	2.9	6.4	47.8	54.2	(1.5)	39 yrs	1997	2017
343-unit asset	Pacific Northwest	84.0	26.8	107.4	—	26.8	107.5	134.3	(3.1)	39 yrs	2016	2017
179-unit asset	Pacific Northwest	32.9	11.9	47.4	0.2	11.9	47.6	59.5	(1.3)	39 yrs	2013	2017
88-unit asset	Mountain States	8.6	2.6	10.4	0.4	2.6	10.8	13.4	(0.3)	39 yrs	1988	2018
492-unit asset	Mountain States	59.1	15.8	63.2	1.7	15.8	64.9	80.7	(1.6)	39 yrs	1985	2018
293-unit asset	Mountain States	19.9	7.2	28.8	0.2	7.2	29.0	36.2	(0.2)	39 yrs	1995	2018
188-unit asset	Mountain States	13.5	4.9	20.0	0.1	4.9	19.8	24.7	(0.1)	39 yrs	1985	2018
Land	Mountain States	0.2	5.7	—	—	5.7	—	5.7	—	39 yrs	N/A	2018
222-unit asset	Mountain States	28.8	9.6	38.6	—	9.6	38.5	48.1	(0.1)	39 yrs	1996	2018
Land	Mountain States	—	0.8	—	—	0.8	—	0.8	—	39 yrs	N/A	2018
Land	Mountain States	—	2.1	—	—	2.1	—	2.1	—	39 yrs	N/A	2018

Hotel
Hotel	Northern California	37.9	9.8	76.7	2.9	16.7	84.4	101.1	(9.1)	39 yrs	2006	2013
Hotel and golf course	United Kingdom	—	12.0	37.3	4.7	9.3	40.5	49.8	(3.9)	39 yrs	2001/2008	2014
Hotel and golf course	Ireland	—	6.8	30.6	1.3	5.7	32.0	37.7	(4.1)	39 yrs	1894/1995	2014
Hotel	Ireland	82.5	54.0	114.3	27.4	47.6	130.6	178.2	(16.0)	39 yrs	1824/2005	2014

Development
Mixed-Use	Ireland	96.5	34.3	0.6	252.7	33.0	252.7	285.7	—	N/A	N/A	2014
Retail	Spain	—	—	34.7	10.6	—	45.0	45.0	—	N/A	N/A	2015
Office	Ireland	—	0.5	3.4	0.6	0.6	10.0	10.6	—	N/A	Various	2015
Retail	Spain	—	—	13.8	—	—	14.2	14.2	—	N/A	N/A	2017
Retail	Ireland	—	17.2	—	1.3	17.5	1.3	18.8	—	N/A	N/A	2017
Land	United Kingdom		4.2	—	—	3.8	0.3	4.1	—	N/A	2015	2018
Land
2700 acres	Hawaii	—	31.7	3.7	0.7	40.4	4.3	44.7	(1.6)	N/A	1912	2010
Grand Total		$2,968.3	$1,515.4	$4,223.9	$651.8	$1,371.3	$4,610.4	$5,981.7	$(406.5)
(1) The tax basis of all the properties in aggregate totaled $5,975.7 million.
(2) Excludes acquired in place lease values.
(3) For assets that were consolidated the date acquired represents when the asset was presented as real estate not when initially acquired by Kennedy Wilson.

Changes in real estate for the years ended December 31, 2018, 2017 and 2016 were as follows:

	For the year ended December 31,
(Dollars in millions)	2018	2017	2016
Balance at the beginning of period	$6,578.6	$5,805.4	$5,624.2
Additions during the period:
Other acquisitions	210.3	179.5	542.7
Improvements	355.1	615.7	366.9
Consolidations	—	—	39.3
Foreign currency	(191.7)	426.9	(423.6)
Deductions during the period:
Cost of real estate sold	(970.6)	(448.9)	(344.1)
Balance at close of period	$5,981.7	$6,578.6	$5,805.4

Changes in accumulated depreciation for the years ended December 31, 2018, 2017 and 2016 were as follows:

	For the year ended December 31,
(Dollars in millions)	2018	2017	2016
Balance at the beginning of period	$344.0	$230.3	$139.1
Additions during the period:
Depreciation expense	110.8	128.2	113.0
Deductions during the period:
Dispositions	(36.0)	(34.8)	(11.3)
Foreign currency	(12.3)	20.3	(10.5)
Balance at close of period	$406.5	$344.0	$230.3

See accompanying report of independent registered public accounting firm.

Kennedy-Wilson Holdings, Inc.
Schedule IV—Mortgage Loans on Real Estate
December 31, 2018
(Dollars in millions)

Description	Region	Interest Rate	Final Maturity Date	Balloon Amount	Face Amount of Mortgages	Carrying Amount December 31, 2018	Principal Amount of Loans Subject to Delinquent Principal or Interest
Commercial
Office	Southern California	1-Mo LIBOR + 2.25%	2021	$49.5	$49.5	$49.5	$—
Retail	Mountain States	4.79%	2019	3.5	3.5	3.5	—
Retail	Mountain States	5.06%	2019	12.3	12.5	12.5	—
Retail	Mountain States	4.41%	2019	4.9	4.9	4.9	—
Office	Southern California	Prime + .250%	2021	16.0	16.0	16.0	—
Retail	Southern California	4.68%	2029	27.0	27.0	27.0	—
Retail	Mountain States	4.10%	2020	10.6	11.0	11.0	—
Retail	Mountain States	5.75%	2023	6.2	7.2	7.2	—
Retail	Northern California	5.00%	2023	6.0	6.7	6.7	—
Retail	Mountain States	5.70%	2028	8.1	10.4	10.4	—
Retail	Mountain States	4.10%	2021	6.6	7.3	7.3	—
Retail	Mountain States	4.64%	2033	15.9	29.2	29.2	—
Retail	Mountain States	3.99%	2019	4.3	4.4	4.4	—
Office	Southern California	4.20%	2025	35.0	35.0	35.0	—
Office	Southern California	1-Mo LIBOR + 2.25%	2025	27.9	28.8	28.8	—
Office	Southern California	4.20%	2025	35.0	35.0	35.0	—
Retail	Pacific Northwest	4.75%	2020	7.1	7.4	7.4	—
Office	Pacific Northwest	3.85%	2027	77.0	77.0	77.0	—
Retail	Mountain States	4.69%	2022	11.5	12.6	12.6	—
Commercial portfolio	United Kingdom	3-Mo GBP LIBOR + 1.80%	2019	135.6	135.6	135.6	—
Retail	United Kingdom	2.82%	2025	67.7	67.7	67.7	—
Office	Ireland	3-Mo EURIBOR + 1.8%	2022	80.6	80.6	80.6	—
Retail	Ireland	3-Mo EURIBOR + 2.0%	2022	90.5	99.7	99.7	—
Office	Ireland	3-Mo EURIBOR + 1.8%	2022	78.5	78.5	78.5	—
Commercial portfolio	United Kingdom	2.90%	2020	90.1	90.1	90.1	—
Commercial portfolio	United Kingdom	2.91%	2023	161.7	206.1	206.1	—
Office	Ireland	2.59%	2024	83.6	83.6	83.6	—
Retail	Spain	3-Mo EURIBOR + 1.60%	2030	2.4	41.5	41.5	—
Retail portfolio	Spain	3-Mo EURIBOR + 1.60%	2031	9.8	48.6	48.6	—

Multifamily

1,008-unit asset	Northern California	3.50%	2026	17.5	175.0	175.0	—
460-unit asset	Southern California	3.64%	2028	46.4	46.7	46.7	—
203-unit asset	Pacific Northwest	3.86%	2026	17.7	19.5	19.5	—
118-unit asset	Pacific Northwest	1-Mo LIBOR + 1.74%	2021	13.5	13.5	13.5	—
217-unit asset	Pacific Northwest	3.35%	2023	20.9	23.4	23.4	—
450-unit asset	Mountain States	3.58%	2023	41.5	46.2	46.2	—
750-unit asset	Pacific Northwest	3.73%	2023	51.6	57.8	58.0	—
750-unit asset	Pacific Northwest	1-Mo LIBOR + 3.05%	2023	25.4	25.4	25.4	—
542-unit asset	Northern California	3.78%	2024	69.9	77.2	77.2	—
542-unit asset	Northern California	1-Mo LIBOR + 2.80%	2024	—	14.3	14.3	—
366-unit asset	Mountain States	3.24%	2025	47.9	53.3	53.3	—
324-unit asset	Mountain States	5.30%	2025	13.8	15.2	16.6	—
324-unit asset	Mountain States	1-Mo LIBOR + 2.64%	2025	8.0	9.0	9.0	—
280-unit asset	Pacific Northwest	3.59%	2025	32.9	37.3	37.3	—
208-unit asset	Southern California	3.77%	2025	34.1	37.7	37.7	—
178-unit asset	Northern California	3.74%	2027	31.4	31.4	31.4	—
204-unit asset	Mountain States	3.89%	2028	14.3	14.3	14.3	—
168-unit asset	Mountain States	3.89%	2028	10.9	10.9	10.9	—
430-unit asset	Pacific Northwest	3.63%	2026	56.5	62.6	62.6	—
386-unit asset and 14 retail units	Southern California	3.84%	2028	66.0	66.0	66.0	—
157-unit asset	Southern California	3.63%	2026	40.6	42.9	42.9	—
204-unit asset	Mountain States	3.59%	2026	54.5	60.4	60.4	—
300-unit asset	Mountain States	3.64%	2022	14.6	16.0	16.0	—
300-unit asset	Mountain States	1-Mo LIBOR + 3.37%	2022	6.1	6.5	6.5	—
210-unit asset	Pacific Northwest	1-Mo LIBOR + 1.52%	2027	29.0	29.0	29.0	—
200-unit asset	Mountain States	4.13%	2027	18.8	20.7	20.7	—
264-unit asset	Pacific Northwest	4.30%	2025	22.7	24.8	25.4	—
343-unit asset	Pacific Northwest	3.86%	2027	84.0	84.0	84.0	—
179-unit asset	Pacific Northwest	3.50%	2025	33.3	33.3	32.9	—
88-unit asset	Mountain States	1-Mo LIBOR + 1.61%	2028	6.2	8.6	8.6	—
492-unit asset	Mountain States	3.88%	2028	57.1	59.1	59.1	—
293-unit asset	Mountain States	4.17%	2025	19.9	19.9	19.9	—
188-unit asset	Mountain States	4.33%	2028	12.3	13.5	13.5	—
222-unit asset	Mountain States	4.28%	2028	28.8	28.8	28.8	—
26-unit asset	Ireland	3-Mo EURIBOR + 1.75%	2024	10.9	11.8	11.8	—
276-unit asset	Ireland	2.63%	2028	81.6	84.2	84.2	—
166-unit asset	Ireland	2.63%	2028	50.3	51.8	51.8	—

Mixed-Use and Hotel
Hotel	Northern California	5.00%	2021	36.2	37.9	37.9	—

Development - Mixed Use	Ireland	3-Mo EURIBOR + 3.00%	2019	96.5	96.5	96.5	—
Hotel	Ireland	3.88%	2025	82.5	82.5	82.5	—
Development	Northern California	1-Mo LIBOR + 2.75%	2021	0.2	0.2	0.2	—
				$2,571.2	$2,966.5	$2,968.3	$—

Activity for the year ended December 31, 2018 is as follows:

Balance - December 31, 2017	$3,180.5
New mortgage loans	725.0
Other subtractions	(362.6)
Amortization of mortgage premium	0.6
Payments of principal	(504.2)
Foreign currency gain (loss)	(71.0)
Balance - December 31, 2018	$2,968.3

See accompanying report of independent registered public accounting firm.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and procedures
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
Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation our disclosure controls and procedures as of December 31, 2018. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Management’s Report on Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
KPMG LLP, the independent registered public accounting firm that audited the Company's 2018 consolidated financial statements included in this annual report on Form 10-K, has issued a report on the Company's internal control over financial reporting, which is included in this report.

Changes in Internal Control over Financial Reporting
There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2018 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 11.	Executive Compensation
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2018 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2018 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2018 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2018 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this annual report:

(1)
Financial Statements. See the accompanying Index to Consolidated Financial Statements, which appears on page 56 of the annual report. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page 57 of this report, are incorporated by reference into this Item 15.

(2)
Financial Statement Schedules. Schedules III and IV are listed in the Index to Consolidated Financial Statements, which appear beginning on page 108 of this report, are incorporated by reference into this Item 15. All other Financial Statement Schedules have been omitted because the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the notes thereto.

(3)	Exhibits. See Item 15(b) below.

(b) Exhibits. The exhibits listed on the Exhibit Index set forth below on page 118 are filed as part of, or are incorporated by reference into, this annual report on Form 10-K.

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

Filed as Exhibit 4.10 to Registrant's Annual Report on Form 10-K (001-33824) filed February 27, 2018.
4.11
Supplemental Indenture No. 10 dated December 10, 2018 among Kennedy-Wilson, Inc. Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.
Filed as Exhibit 4.10 to Registrant’s Current Report on Form 8-K (001-33824) filed March 2, 2018.
4.12
Supplemental Indenture No. 10 dated December 10, 2018 among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.
Filed herewith

4.13
Registration Rights Agreement, dated as of March 2, 2018, among Kennedy-Wilson Holdings, Inc., Kennedy-Wilson, Inc., the subsidiary guarantor parties thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated
Filed as Exhibit 4.11 to Registrant's Current Report on Form 8-K (001-33824) filed March 2, 2018
10.1†	Employment Agreement dated August 14, 1992 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.2†	Amendment to Employment Agreement dated as of January 1, 1993 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.3†	Second Amendment to Employment Agreement dated as of between January 1, 1994 Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.4†	Third Amendment to Employment Agreement dated as of March 31, 1995 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Amendment No. 2 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 23, 2009 and incorporated by reference herein.
10.5†	Fourth Amendment to Employment Agreement dated as of January 1, 1996 Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Amendment No. 2 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 23, 2009 and incorporated by reference herein.
10.6†	Amendment to Employment Agreement dated as of February 28, 1996 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.7†	Fifth Amendment to Employment Agreement dated as of May 19, 1997 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.8†	Sixth Amendment to Employment Agreement dated as of August 20, 1998 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.9†	Seventh Amendment to Employment Agreement dated as of August 9, 1999 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.10†	Eighth Amendment to Employment Agreement dated as of January 3, 2000 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.11†	Ninth Amendment to Employment Agreement dated as of October 1, 2000 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.

10.12†	Tenth Amendment to Employment Agreement dated as of April 22, 2002 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.13†	Eleventh Amendment to Employment Agreement dated as of October 1, 2003 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.14†	Twelfth Amendment to Employment Agreement dated as of April 21, 2004 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.15†	Thirteenth Amendment to Employment Agreement dated as of January 1, 2008 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.16†	Fourteenth Amendment to Employment Agreement dated as of February 1, 2009 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.17†	Fifteenth Amendment to Employment Agreement by Kennedy-Wilson, Inc. and William J. McMorrow	Filed as Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4/A (file No.: 333-162116) filed on October 23, 2009
10.18†	Sixteenth Amendment to Employment Agreement dated August 6, 2014 by and between Kennedy-Wilson, Inc. and William J. McMorrow	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed August 8, 2014
10.19†	Seventeenth Amendment to Employment Agreement, dated as of October 31, 2018, by and between Kennedy-Wilson, Inc. and William J. McMorrow	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed October 31, 2018
10.20†	Employment Agreement dated February 1, 2009 between Kennedy-Wilson and Mary L. Ricks.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.21†	First Amendment to Employment Agreement dated June 1, 2009 between Kennedy-Wilson and Mary L. Ricks.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.22†	Second Amendment to Employment Agreement by Kennedy-Wilson, Inc. and Mary L. Ricks.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.23†	Fourth Amendment to Employment Agreement dated August 6, 2014 by and between Kennedy-Wilson, Inc., and Mary L. Ricks	Filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (001-33824) filed August 8, 2014
10.24†	Fifth Amendment to Employment Agreement dated August 13, 2018 by and between Kennedy-Wilson Holdings, Inc. and Mary L. Ricks	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed August 14, 2018
10.25†	Sixth Amendment to Employment Agreement, dated as of October 31, 2018, by and between Kennedy-Wilson, Inc. and Mary L. Ricks	Filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (001-33824) filed October 31, 2018
10.26†	Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed January 30, 2012.

10.27†	First Amendment to Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed June 19, 2014.
10.28†	Second Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed June 16, 2017.
10.29†	Form of First Amendment to Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Restricted Stock Award Agreement	Filed as Exhibit 10.114 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.
10.30†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Employee Restricted Stock Award Agreement	Filed as Exhibit 10.115 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.
10.31†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Consultant Restricted Stock Award Agreement	Filed as Exhibit 10.116 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.
10.32†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed July 18, 2014.
10.33†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Director Restricted Stock Award Agreement	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed August 8, 2014
10.34†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Employee Restricted Stock Award Agreement	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed October 16, 2015
10.35†	Form of Kennedy-Wilson Holdings, Inc. Second Amended and Restated 2009 Time-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K (001-33824) filed November 21, 2017
10.36†	Form of Kennedy-Wilson Holdings, Inc. Second Amended and Restated 2009 Total Shareholder Return Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed November 21, 2017
10.37†	Form of Kennedy-Wilson Holdings, Inc. Second Amended and Restated 2009 Return on Equity Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (001-33824) filed November 21, 2017
10.38†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Director Restricted Stock Award Agreement	Filed as Exhibit 10.30 to Registrant's Annual Report on Form 10-K (001-33824) filed February 27, 2018
10.39†	Employment Agreement dated December 29, 2014 between Kennedy-Wilson, Inc. and Kent Mouton	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed December 30, 2014.
10.40†	First Amendment to Employment Agreement, dated December 29, 2014 between Kennedy-Wilson, Inc. and Kent Mouton	Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K (001-33824) filed October 31, 2018.
10.41†	Employment Agreement dated December 29, 2014 between Kennedy-Wilson, Inc. and Matt Windisch	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (001-33824) filed December 30, 2014.
10.42†	First Amendment to Employment Agreement, dated as of October 31, 2018, by and between Kennedy-Wilson, Inc. and Matthew Windisch	Filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K (001-33824) filed October 31, 2018
10.43†	Employment Agreement dated December 29, 2014 between Kennedy-Wilson, Inc. and Justin Enbody.	Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K (001-33824) filed December 30, 2014
10.44†	First Amendment to Employment Agreement, dated as of October 31, 2018, by and between Kennedy-Wilson, Inc. and Justin Enbody	Filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K (001-33824) filed October 31, 2018.

10.45†	Form of Award Letter	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed August 28, 2015.
10.46†	Form of Restricted Share Unit Agreement.	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (001-33824) filed August 28, 2015.
10.47†	Form of Total Shareholder Return Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed January 24, 2019
10.48†	Form of Return on Equity Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (001-33824) filed January 24, 2019
10.49†	Form of Time-Based Employee Restricted Stock Award Agreement	Filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K (001-33824) filed January 24, 2019
10.50	Joinder Agreement, dated as of April 18, 2017 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A.	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed May 10, 2017.
10.51
Amended and Restated Credit Agreement, dated October 20, 2017, among Kennedy-Wilson, Inc., as borrower, Kennedy- Wilson Holdings, Inc. and certain subsidiaries of Kennedy-Wilson Holdings, Inc. from time to time party thereto as guarantors, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and Bank of America,
Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 8-K (001-33824) filed October 20, 2017.
10.52	Joinder Agreement, dated as of February 16, 2018 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A.	Filed as Exhibit 10.43 to Registrant's Annual Report on Form 10-k (001-33824) filed February 27, 2018
21	List of Subsidiaries	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
24.1	Power of Attorney (included on signature page).	Filed herewith.
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.	Filed herewith.
31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.	Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.	Filed herewith.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer.	Filed herewith.
101
The following materials from Kennedy-Wilson Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income (iii) the Consolidated Statements of Equity (iv) the Consolidated Statements of Cash Flows (v) related notes to those financial statements and (vi) Schedule III - Real Estate and Accumulated Depreciation.
Filed herewith.
__________

†	Management Contract, Compensation Plan or Agreement.
(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March 2019.

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

Name	Title	Date

/S/ WILLIAM J. MCMORROW William J. McMorrow	Chief Executive Officer (principal executive officer) and Chairman	March 1, 2019

/S/ JUSTIN ENBODY Justin Enbody	Chief Financial Officer (principal financial officer and principal accounting officer)	March 1, 2019

/S/ RICHARD BOUCHER Richard Boucher	Director	March 1, 2019

/S/ TREVOR BOWEN Trevor Bowen	Director	March 1, 2019

/S/ NORM CREIGHTON Norm Creighton	Director	March 1, 2019

/S/ CATHY HENDRICKSON Cathy Hendrickson	Director	March 1, 2019

/S/ DAVID A. MINELLA David A. Minella	Director	March 1, 2019

/S/ KENT MOUTON Kent Mouton	Director	March 1, 2019

/S/ MARY RICKS Mary Ricks	Director	March 1, 2019

/S/ JERRY R. SOLOMON Jerry R. Solomon	Director	March 1, 2019

/s/ JOHN R. TAYLOR John Taylor	Director	March 1, 2019

/S/ SANAZ ZAIMI Sanaz Zaimi	Director	March 1, 2019

/S/ STANLEY ZAX Stanley Zax	Director	March 1, 2019