Form 10-Q
period 2019-03-31
Kennedy-Wilson Holdings, Inc.
filed 2019-05-02
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
(310) 887-6400

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.
(See definition of “large accelerated filer," "accelerated filer," "smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Emerging Growth Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $.0001 par value	KW	NYSE
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
The number of shares of common stock outstanding as of April 29, 2019 was 142,534,436.

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
Forward-looking statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. These risks and uncertainties may include the risks and uncertainties described elsewhere in this report and other filings with the Securities and Exchange Commission (the “SEC”), including the Item 1A. “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2018. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed in our filings with the SEC. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.
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
“Adjusted EBITDA” represents net income before interest expense, our share of interest expense included in income from investments in unconsolidated investments, depreciation and amortization, our share of depreciation and amortization included in income from unconsolidated investments, early extinguishment of corporate debt, provision for (benefit from) income taxes, share-based compensation expense for the Company and EBITDA attributable to noncontrolling interests.  Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP measures” for a reconciliation of Adjusted EBITDA to net income as reported under GAAP. Our management uses Adjusted EBITDA to analyze our business because it adjusts net income for items we believe do not accurately reflect the nature of our business going forward or that relate to non-cash compensation expense or noncontrolling interests. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations. However, Adjusted EBITDA is not a recognized measurement under GAAP and when analyzing our operating performance, readers should use Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not remove all non-cash items or consider certain cash requirements such as tax and debt service payments. The amount shown for Adjusted EBITDA also differs from the amount calculated under similarly titled definitions in our debt instruments, which are further adjusted to

i

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
    “Cap rate” represents the net operating income of an investment for the year preceding its acquisition or disposition, as applicable, divided by the purchase or sale price, as applicable.  Cap rates set forth in this presentation only includes data from income-producing properties. We calculate cap rates based on information that is supplied to us during the acquisition diligence process. This information is not audited or reviewed by independent accountants and may be presented in a manner that is different from similar information included in our financial statements prepared in accordance with GAAP. In addition, cap rates represent historical performance and are not a guarantee of future NOI. Properties for which a cap rate is provided may not continue to perform at that cap rate.
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
     "Net operating income" or " NOI” is a non-GAAP measure representing the income produced by a property calculated by deducting certain property expenses from property revenues. Our management uses net operating income to assess and compare the performance of our properties and to estimate their fair value. Net operating income does not include the effects of depreciation or amortization or gains or losses from the sale of properties because the effects of those items do not necessarily represent the actual change in the value of our properties resulting from our value-add initiatives or changing market conditions. Our management believes that net operating income reflects the core revenues and costs of operating our properties and is better suited to evaluate trends in occupancy and lease rates.
 "Noncontrolling interests" represents the portion of equity ownership in a consolidated subsidiary not attributable to Kennedy Wilson.
“Same property” refers to properties in which Kennedy Wilson has an ownership interest during the entire span of both periods being compared.  The same property information presented throughout this report is shown on a cash basis and excludes

ii

non-recurring expenses. This analysis excludes properties that are either under development or undergoing lease up as part of our asset management strategy.

iii

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
(Dollars in millions, except share and per share amounts)

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$442.9	$488.0
Accounts receivable (including $4.3 and $4.2 of related party)	43.5	56.6
Real estate and acquired in place lease values (net of accumulated depreciation and amortization of $656.2 and $623.6)	5,561.9	5,702.5
Unconsolidated investments (including $710.0 and $662.2 at fair value)	907.3	859.9
Other assets, net	284.0	274.8
Total assets(1)	$7,239.6	$7,381.8

Liabilities
Accounts payable	$18.4	$24.1
Accrued expenses and other liabilities	464.9	513.7
Mortgage debt	2,988.8	2,950.3
KW unsecured debt	1,203.3	1,202.0
KWE unsecured bonds	1,262.0	1,260.5
Total liabilities(1)	5,937.4	5,950.6

Equity
Common stock, $0.001 par value per share, 200,000,000 authorized, 142,834,730 and 143,205,394 shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	1,747.2	1,744.6
Accumulated deficit	(92.1)	(56.4)
Accumulated other comprehensive loss	(424.6)	(441.5)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	1,230.5	1,246.7
Noncontrolling interests	71.7	184.5
Total equity	1,302.2	1,431.2
Total liabilities and equity	$7,239.6	$7,381.8

(1) The assets and liabilities as of March 31, 2019 include $595.2 million (including cash held by consolidated investments of $59.1 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $510.7 million) and $455.3 million (including investment debt of $437.9 million), respectively, from consolidated variable interest entities ("VIEs"). The assets and liabilities as of December 31, 2018 include $657.8 million (including cash held by consolidated investments of $31.6 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $602.5 million) and $317.4 million (including investment debt of $283.6 million), respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue
Rental	$115.8	$134.3
Hotel	15.0	36.3
Sale of real estate	1.1	9.4
Investment management, property services and research fees (includes $4.8 and $2.8 of related party fees)	8.8	10.1
Total revenue	140.7	190.1
Expenses
Rental	41.0	41.6
Hotel	14.6	30.8
Cost of real estate sold	1.2	8.4
Commission and marketing	1.0	1.4
Compensation and related (includes $10.4 and $9.9 of share-based compensation)	35.3	39.6
General and administrative	10.9	11.4
Depreciation and amortization	49.1	55.7
Total expenses	153.1	188.9
Income from unconsolidated investments	41.7	26.0
Gain on sale of real estate, net	34.9	28.0
Acquisition-related expenses	(0.8)	—
Interest expense	(55.3)	(58.9)
Other (loss) income	(2.5)	0.1
Income (loss) before (provision for) benefit from income taxes	5.6	(3.6)
(Provision for) benefit from income taxes	(4.0)	2.6
Net income (loss)	1.6	(1.0)
Net (income) attributable to the noncontrolling interests	(6.9)	(1.4)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(5.3)	$(2.4)
Basic and diluted loss per share
Loss per share	$(0.04)	$(0.02)
Weighted average shares outstanding	139,756,358	147,941,982
Dividends declared per common share	$0.21	$0.19

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2019	2018

Net income (loss)	$1.6	$(1.0)
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation (loss) gain	(18.3)	35.4
Amounts reclassified out of AOCI during the period	—	(0.1)
Unrealized currency derivative contracts gain (loss)	32.9	(7.4)
Total other comprehensive income for the period	14.6	27.9

Comprehensive income	16.2	26.9
Comprehensive income attributable to noncontrolling interests	(4.6)	(6.5)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$11.6	$20.4

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statement of Equity
(Unaudited)
(Dollars in millions, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount					Total
Balance at December 31, 2018	143,205,394	$—	$1,744.6	$(56.4)	$(441.5)	$184.5	$1,431.2
Restricted stock grants (RSG)	31,875	—	—	—	—	—	—
Shares retired due to RSG vesting	(250,287)	—	(5.1)	—	—	—	(5.1)
Shares retired due to common stock repurchase program	(152,252)	—	(2.7)	(0.1)	—	—	(2.8)
Stock based compensation	—	—	10.4	—	—	—	10.4
Other comprehensive income (loss):
Unrealized foreign currency translation loss, net of tax	—	—	—	—	(16.0)	(2.3)	(18.3)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	32.9	—	32.9
Common stock dividends ($0.21 per common share)	—	—	—	(30.3)	—	—	(30.3)
Net (loss) income	—	—	—	(5.3)	—	6.9	1.6
Contributions from noncontrolling interests	—	—	—	—	—	5.3	5.3
Distributions to noncontrolling interests	—	—	—	—	—	(122.7)	(122.7)
Balance at March 31, 2019	142,834,730	$—	$1,747.2	$(92.1)	$(424.6)	$71.7	$1,302.2
See accompanying notes to consolidated financial statements.

\

Kennedy-Wilson Holdings, Inc.
Consolidated Statement of Equity
(Unaudited)
(Dollars in millions, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(Dollars in millions, except share amounts)	Shares	Amount					Total
Balance at December 31, 2017	151,561,284	$—	$1,883.3	$(90.6)	$(427.1)	$211.9	$1,577.5
Shares forfeited	(2,600)	—	—	—	—	—	—
Restricted stock grants (RSG)	42,500	—	—	—	—	—	—
Shares retired due to RSG vesting	(112,115)	—	(1.9)	—	—	—	(1.9)
Shares retired due to common stock repurchase program	(1,132,018)		(20.1)	0.1	—	—	(20.0)
Stock based compensation	—	—	9.9	—	—	—	9.9
Other comprehensive income (loss):
Unrealized foreign currency translation gain, net of tax	—	—	—	—	30.3	5.1	35.4
Unrealized foreign currency derivative contract loss, net of tax	—	—	—	—	(7.4)	—	(7.4)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(0.1)	—	(0.1)
Common stock dividends declared	—	—	—	(28.6)	—	—	(28.6)
Net (loss) income	—	—	—	(2.4)	—	1.4	(1.0)
Contributions from noncontrolling interests	—	—	—	—	—	4.1	4.1
Distributions to noncontrolling interests	—	—	—	—	—	(1.2)	(1.2)
Balance at March 31, 2018	150,357,051	$—	$1,871.2	$(121.5)	$(404.3)	$221.3	$1,566.7

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$1.6	$(1.0)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net gain from sale of real estate	(34.8)	(29.1)
Depreciation and amortization	49.1	55.7
Above/below and straight-line rent amortization	(2.0)	(4.6)
Benefit from deferred income taxes	(0.1)	(4.5)
Amortization of deferred loan costs	2.6	3.1
Accretion of interest income on loans	—	(0.6)
Amortization of discount and accretion of premium on issuance of the senior notes and investment debt	0.2	0.1
Unrealized net loss on derivatives	0.2	0.3
Income from unconsolidated investments	(41.7)	(26.0)
Operating distributions from unconsolidated investments	12.0	7.9
Deferred compensation	0.9	—
Share-based compensation	10.4	9.9
Change in assets and liabilities:
Accounts receivable	9.9	14.6
Other assets	(6.2)	0.5
Accounts payable, accrued expenses and other liabilities	(27.2)	22.5
Net cash (used in) provided by operating activities	(25.1)	48.8
Cash flows from investing activities:
Collections of loans	—	4.5
Additions to loans	(0.4)	—
Net proceeds from sale of consolidated real estate	177.3	113.9
Purchases of consolidated real estate	—	(131.2)
Capital expenditures to real estate	(56.9)	(59.0)
Additions to non refundable escrow deposits	(5.0)	(10.4)
Proceeds from settlement of foreign derivative contracts	—	(4.2)
Investment in marketable securities	—	(0.2)
Proceeds from sale of marketable securities	—	7.2
Additions to development project asset	(1.2)	(8.4)
Proceeds from development project asset	1.7	38.9
Distributions from unconsolidated investments	5.6	13.1
Contributions to unconsolidated investments	(20.3)	(18.8)
Net cash provided by (used in) investing activities	100.8	(54.6)
Cash flows from financing activities:
Borrowings under senior notes payable	—	246.6
Borrowings under line of credit	—	75.0
Repayment of lines of credit	—	(175.0)
Borrowings under investment debt	296.9	98.0
Repayment of investment debt	(251.4)	(29.2)
Repayment of term loan	—	(75.0)
Debt issue costs	(2.1)	(4.6)
Repurchase and retirement of common stock	(7.9)	(22.0)
Dividends paid	(30.3)	(29.3)
KWE closing dividend	—	(17.2)
Repayment of shareholder loans to noncontrolling interests	(10.7)	—
Contributions from noncontrolling interests	5.3	13.0
Distributions to noncontrolling interests	(122.7)	(1.2)
Net cash (used in) provided by financing activities	(122.9)	79.1
Effect of currency exchange rate changes on cash and cash equivalents	2.1	8.4
Net change in cash and cash equivalents(1)	(45.1)	81.7
Cash and cash equivalents, beginning of period	488.0	351.3
Cash and cash equivalents, end of period	$442.9	$433.0
(1) See discussion of non-cash effects in notes to consolidated statements of cash flows.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental cash flow information:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Cash paid for:
Interest(1)	$26.2	$27.7
Income taxes	3.4	3.9

(1) $1.1 million and $2.0 million attributable to noncontrolling interests for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019 and December 31, 2018 the Company had $36.2 million and $88.0 million, respectively, of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that the Company holds on properties.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties.

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018

Accrued capital expenditures	$9.8	$2.7
Dividends declared but not paid on common stock	30.3	28.6

Due to the adoption of ASU 2016-02 on January 1, 2019, the Company has recorded a right of use asset and a corresponding lease liability of $13.6 million, which is recorded as a component of other assets and accrued expenses, respectively, in the accompanying consolidated balance sheets.

During the three months ended March 31, 2018, the Company gained control over a pool of loans secured by six hotels located in the United Kingdom that had a carrying value of $52.8 million that were previously accounted for as loan purchases. The assets and liabilities of these properties were consolidated in Kennedy Wilson's financial statements at fair value.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1—BASIS OF PRESENTATION
Kennedy Wilson's unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") may have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make their presentation not misleading. In the Company's opinion, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three months ended March 31, 2019 and 2018 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2019. For further information, your attention is directed to the footnote disclosures found in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. Throughout these unaudited interim consolidated financial statements “Kennedy Wilson” is referenced, which is defined as the Company and its subsidiaries that are consolidated in its financial statements under U.S. GAAP.  All significant intercompany balances and transactions have been eliminated in consolidation. "KW," “KWH,” “Kennedy Wilson,” the “Company,” “we,” “our,” or “us” are also referred to which are defined as Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries.
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
REVENUE RECOGNITION—Revenue consists of management and leasing fees (including performance fees), commissions, rental and hotel income and sales of real estate. ASC Topic 606, Revenue from Contracts with Customers, is a five step model to recognize revenue from customer contracts. The model identifies the contract, any separate performance obligations in the contract, determines the transaction price, allocates the transaction price and recognizes revenue when the performance obligations are satisfied. Management has concluded that, with the exception of performance fees, the nature of the Company's revenue streams is such that the requirements are generally satisfied at the time that the fee becomes receivable.
Management fees are primarily comprised of investment management and property services fees. Investment management fees are earned from limited partners of funds, co-investments, or separate accounts and are generally based on a fixed percentage of committed capital or net asset value. Property services fees are earned for managing the operations of real estate assets and are generally based on a fixed percentage of the revenues generated from the respective real estate assets. The Company provides investment management and property services on investments it also has an ownership interest in. Fees earned on consolidated properties are eliminated in consolidation and fees on unconsolidated investments are eliminated for the portion that relate to the Company's ownership interest.
Rental income from operating leases is generally recognized on a straight-line basis over the terms of the leases. Hotel income is earned when rooms are occupied or goods and services have been delivered or rendered. Sales of real estate are recognized when title to the real property passes to the buyer and there is no continuing involvement in the real property.
Performance fees or carried interest are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds or joint ventures based on the cumulative performance of the fund and are subject to preferred return thresholds of the limited partners. At the end of each reporting period, Kennedy Wilson calculates the performance fee that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized as revenue, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager. The Company has concluded that performance fees to the Company, based on cumulative fund or joint venture performance to-date, represent equity method investments that are not in the amended revenue recognition guidance under ASC Topic 606. Under the equity method of accounting, the Company recognizes its allocation of performance fees along with its share of income or loss and fair value, proportionate to the Company’s equity ownership in each applicable investment as a component of income from unconsolidated investments.
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
Additionally, Kennedy Wilson elected the fair value option for 22 investments in unconsolidated investment entities. Due to the nature of these investments, Kennedy Wilson elected to record these investments at fair value in order to report the change in value in the underlying investments in the results of our current operations.
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
Investment level debt is generally incurred in local currencies. Fluctuations in foreign exchanges rates may have a significant impact on the results of the Company's operations. In order to manage the effect of these fluctuations, the Company enters into hedging transactions, in the form of currency derivative contracts, that are designed to reduce its book equity exposure to foreign currencies. See Note 5 for a complete discussion on currency derivative contracts.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

FAIR VALUE OF FINANCIAL INSTRUMENTS — The estimated fair value of financial instruments is determined using available market information and appropriate valuation methodologies. Considerable judgment, is necessary, however, to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.
RECENT ACCOUNTING PRONOUNCEMENTS—Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) and other related follow-on ASUs issued in connection with Topic 842, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors).
Lessees

•
The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. The Company identified no significant direct financing leases and as operating leases, the Company will continue to report lease expense on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today.

•
Due to the adoption of ASU 2016-02 the Company has recorded a right of use asset and a corresponding lease liability of $13.6 million, which is recorded as a component of other assets, net and accrued expenses, respectively, in the accompanying consolidated balance sheets. The average remaining lease term is 78 years and weighted average discount rate is 2.9% as of March 31, 2019.

Lessors

•
The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new lease standard provides lessors a practical expedient to not separate rental recovery revenue from the associated rental revenue if certain criteria are met. The Company assessed these criteria and concluded that the timing and pattern of transfer for rental recoveries and the associated rental revenue are the same and its leases will continue to qualify as operating leases under which the Company will recognize rental revenue. Accordingly, the Company will account for and present rental revenue and rental recovery revenue as a single component.

•
The new lease standard requires that lessors expense, on an as-incurred basis, certain initial direct costs including the salaries and related costs for employees directly working on leasing activities. Prior to adoption, these costs could be capitalized. The Company did not typically incur costs such as these but to the extent that it does going forward they will be expensed in the period in which they are incurred

•
The Company has elected the practical expedients available for implementation and consequently there is no opening balance impact related to: (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. Further, because the accounting for leases by the lessor is substantially unchanged and it has elected the practical expedients to not separate rental recovery revenue from the associated rental revenue, the ASU did not have a significant impact on its results of operations or financial position.

Consistent with the transition guidance under ASU 2018-11, all prior period disclosures remain in accordance with ASC Topic 840.
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
In August 2017, the FASB issued ASU 2017-12 that simplifies the application of hedge accounting guidance in current U.S. GAAP and improves the reporting of hedging relationships to better portray the economic results of an entity’s risk management

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

activities in its consolidated financial statements. Among the simplification updates, the standard eliminates the requirement in current GAAP to separately recognize periodic hedge ineffectiveness. Mismatches between the changes in value of the hedged item and hedging instrument may still occur but they will no longer be separately reported. The standard requires the presentation of the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. This ASU is effective for public business entities, for annual and interim periods in fiscal years beginning after December 15, 2018. The adoption of this standard did not have a material impact on Kennedy Wilson's consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("TCJA"). This ASU is effective for all entities, for annual and interim periods in fiscal years beginning after December 15, 2018. The adoption of this standard did not have a material impact on Kennedy Wilson's consolidated financial statements.
The FASB did not issue any other ASUs during the first three months of 2019 that the Company expects to be applicable and have a material impact on the Company's financial position or results of operations.
RECLASSIFICATIONS—Certain balances included in prior year's financial statements have been reclassified to conform to the current year's presentation.
NOTE 3—REAL ESTATE AND IN-PLACE LEASE VALUE
The following table summarizes Kennedy Wilson's investment in consolidated real estate properties at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
(Dollars in millions)	2019	2018
Land	$1,343.1	$1,371.3
Buildings	4,097.8	3,958.4
Building improvements	432.2	652.0
In-place lease values	345.0	344.4
	6,218.1	6,326.1
Less accumulated depreciation and amortization	(656.2)	(623.6)
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	$5,561.9	$5,702.5

Real property, including land, buildings, and building improvements, are included in real estate and are generally stated at cost. Buildings and building improvements are depreciated on a straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value and depreciated over their respective weighted-average lease term which was 9.0 years at March 31, 2019.
Gains on Sale of Real Estate, Net
During the three months ended March 31, 2019, Kennedy Wilson recognized gains on sale of real estate, net of $35.5 million of which $11.4 million was allocated to non-controlling interest. The net gains include the sale of 4 commercial properties in the United Kingdom, three retail properties in the Western United States, and the Ritz-Carlton, Lake Tahoe hotel.
Guarantees
Kennedy Wilson has certain guarantees associated with loans secured by consolidated assets. As of March 31, 2019, the maximum potential amount of future payments (undiscounted) Kennedy Wilson could be required to make under the guarantees was approximately $26.5 million which was reduced by $5.7 million in Q1 2019 and is approximately 1% of the investment level debt of Kennedy Wilson and its equity partners. The guarantees expire through 2021, and Kennedy Wilson’s performance under the guarantees would be required upon liquidation if there is a shortfall between the principal amount of the loan and the net sale proceeds from the property. Based on the Company's evaluation of guarantees under FASB ASC Subtopic 460-10, Estimated Fair Value of Guarantees, the estimated fair value of guarantees made as of March 31, 2019 and December 31, 2018 were immaterial.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Leases
The Company leases its operating properties to customers under agreements that are classified as operating leases. The total minimum lease payments provided for under the leases are recognized on a straight-line basis over the lease term. The majority of the Company's rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from the Company's tenants. The Company records amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease. The reimbursements are recognized in rental income in the consolidated statements of operations as the Company is the primary obligor with respect to purchasing and selecting goods and services from third-party vendors and bearing the associated credit risk.

The following table summarizes the minimum lease payments due from the Company's tenants on leases with lease periods greater than one year at March 31, 2019:

(Dollars in millions)	Minimum
Rental Revenues(1)
2019 (remainder)	$151.9
2020	199.6
2021	173.7
2022	158.6
2023	129.6
Thereafter	609.9
Total	$1,423.3
(1) These amounts do not reflect future rental revenues from the renewal or replacement of existing leases, rental increase that are not fixed and exclude reimbursements of rental expenses.

NOTE 4—UNCONSOLIDATED INVESTMENTS
Kennedy Wilson has a number of joint venture interests including commingled funds and separate accounts, generally ranging from 5% to 50%, that were formed to acquire, manage, develop, service and/or sell real estate. Kennedy Wilson has significant influence over these entities, but not control. Accordingly, these investments are accounted for under the equity method.
Joint Venture and Fund Holdings
The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of March 31, 2019:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$204.5	$56.3	$68.0	$106.2	$194.4	$629.4
Ireland	225.3	41.3	—	—	—	266.6
United Kingdom	—	11.3	—	—	—	11.3
Total	$429.8	$108.9	$68.0	$106.2	$194.4	$907.3

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
During the three months ended March 31, 2019, the change in unconsolidated investments primarily relates to $24.9 million of contributions to unconsolidated investments, $17.6 million of distributions to unconsolidated investments, and $41.7 million of income from unconsolidated investments as described in more detail below.
Contributions to Joint Ventures
During the three months ended March 31, 2019, Kennedy Wilson contributed $24.9 million to joint ventures, primarily for the acquisition of two office properties in the Western United States and contributions to existing development projects in Ireland and Hawaii.
Distributions from Joint Ventures
During the three months ended March 31, 2019, Kennedy Wilson received $17.6 million in operating and investing distributions from its joint ventures.
The following table details cash distributions by investment type and geographic location for the three months ended March 31, 2019:

	Multifamily		Commercial		Funds		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$9.1	$3.1	$0.7	$—	$0.9	$0.2	$0.2	$2.3	$10.9	$5.6
Ireland	1.1	—	—	—	—	—	—	—	1.1	—
Total	$10.2	$3.1	$0.7	$—	$0.9	$0.2	$0.2	$2.3	$12.0	$5.6
Investing distributions resulted primarily from the sale of a multifamily property and residential lots in the Western United States. Operating distributions resulted from sales distributions in excess of invested basis and operating cash flow generated by the joint venture investments.
Income from Unconsolidated Investments
The following table presents income from unconsolidated investments recognized by Kennedy Wilson during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Income from unconsolidated investments - operating performance	$8.8	$2.7
Income from unconsolidated investments - realized gains	2.4	0.3
Income from unconsolidated investments - fair value	28.3	12.7
Income from unconsolidated investments - performance fees	2.2	10.3
	$41.7	$26.0
Income from unconsolidated investments during the three months ended March 31, 2019 primarily relates to $8.8 million of operating distributions and $2.4 million of realized gain on sale of a multifamily property in the Western United States. Income from unconsolidated investments during the three months ended March 31, 2018 primarily relates to operating distributions. During the three months ended March 31, 2019, the Company recognized fair value gains and performance fees of $28.3 million and $2.2 million, respectively, related primarily to cap rate compression, asset sales, and improved property performance by its fair value

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

option ("FV Option") investments and investments held within the funds managed by the Company. These gains were partially offset by foreign exchange fair value losses on multifamily and development joint ventures in Ireland. During the three months ended March 31, 2018, the Company recognized fair value gains and performance fees of $12.7 million and $10.3 million, respectively, related primarily to resyndications under the Company's VHH partnership, asset sales, and improved property performance by its FV Option investments and investments held within the funds managed by the Company.
See Note 5 for additional details regarding fair value measurements and the fair value option.
Vintage Housing Holdings ("VHH")
As of March 31, 2019 and December 31, 2018, the carrying value of the Company's investment in VHH was $121.6 million and $101.5 million, respectively. The total income from unconsolidated investments recognized was $21.8 million and $11.7 million during the three months ended March 31, 2019 and 2018, respectively, and was comprised of operating distributions and fair value gains. Since the investment is accounted for under the fair value option, operating distributions are recorded as income from unconsolidated investments. Operating distributions recognized through income from unconsolidated investments were $1.8 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively, and are included in the $8.8 million and $2.7 million of income from unconsolidated investments in the table above. Fair value gains recognized were $20.0 million and $9.8 million for the three months ended March 31, 2019 and 2018, respectively, and are included in the $28.3 million and $12.7 million of income from unconsolidated investments - fair value in the table above. Fair value gains in the current period primarily relate to cap rate compression, as a result of declines in borrowing rates. Prior period fair value gains are due to resyndications in which VHH dissolves an existing partnership and recapitalizes into a new partnership with tax exempt bonds and tax credits that are sold to a new tax credit partner and, in many cases, yields cash back to VHH. Upon resyndication, VHH retains a GP interest in the partnership and receives various future streams of cash flows including: development fees, asset management fees, other GP management fees and distributions from operations.
Capital Commitments
As of March 31, 2019, Kennedy Wilson had unfulfilled capital commitments totaling $97.6 million to four of its joint ventures, primarily closed-end funds managed by Kennedy Wilson, under the respective operating agreements. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.

NOTE 5—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
Kennedy Wilson records certain assets and liabilities at fair value in its consolidated financial statements, with changes therein recognized in current period earnings. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price) at a particular measurement date. Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”).
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of March 31, 2019:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$710.0	$710.0
Net currency derivative contracts	—	(9.1)	—	(9.1)
Total	$—	$(9.1)	$710.0	$700.9

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

Unconsolidated Investments
Kennedy Wilson elected to use the FV Option for 22 unconsolidated investments to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $603.9 million and $559.7 million at March 31, 2019 and December 31, 2018, respectively, which is included in unconsolidated investments in the accompanying balance sheets.
Additionally, Kennedy Wilson records its investments in managed commingled funds (the "Funds") based upon the net assets that would be allocated to its interests in the Funds, assuming the Funds were to liquidate their investments at fair value as of the reporting date. Kennedy Wilson’s investment balance in the Funds was $106.1 million and $102.5 million at March 31, 2019 and December 31, 2018, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets. As of March 31, 2019, Kennedy Wilson had unfunded capital commitments to the Funds in the amount of $33.0 million. See Note 4 for more information on the fluctuations for these investments.
In estimating fair value of real estate held by the Funds and the 22 FV Option investments, the Company considers significant unobservable inputs such as capitalization and discount rates.
The following table summarizes the Company's investments in unconsolidated investments held at fair value by type:

(Dollars in millions)	March 31, 2019	December 31, 2018
FV Option	$603.9	$559.7
Funds	106.1	102.5
Total	$710.0	$662.2
The following table presents changes in Level 3 investments in Funds and FV Options for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Beginning balance	$662.2	$380.7
Unrealized and realized gains	41.2	29.3
Unrealized and realized losses	(6.0)	(2.8)
Contributions	19.6	14.6
Distributions	(7.4)	(14.7)
Non-cash contributions (distributions)	0.4	(0.2)
Ending Balance	$710.0	$406.9

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Unobservable Inputs for Real Estate
The table below describes the range of unobservable inputs for real estate assets:

Estimated Rates Used for
	Capitalization Rates	Discount Rates
Multifamily	4.50% — 7.75%	7.75% — 9.75%
Office	4.75% — 6.50%	7.00% — 8.00%
Retail	6.50% — 10.00%	8.00% — 11.75%
Hotel	6.00% — 7.75%	8.25% — 10.00%
Residential	N/A	12.00%
In valuing indebtedness, the Company considers significant inputs such as the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by Kennedy Wilson for these types of investments range from 1.35% to 3.40%.
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
Currency Derivative Contracts
Kennedy Wilson uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against the effects of a portion of its certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of March 31, 2019, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company has determined that its derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
Changes in fair value are recorded in accumulated other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income (loss) as the portion of the currency forward and option contracts used to hedge currency exposure of its certain consolidated subsidiaries qualifies as a net investment hedge under FASB ASC Topic 815.
The fair value of the currency derivative contracts held as of March 31, 2019 and December 31, 2018 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the accompanying balance sheet.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The table below details the currency derivative contracts Kennedy Wilson held as of March 31, 2019 and the activity during the three months ended March 31, 2019. For the three months ended March 31, 2019, Kennedy Wilson had a gross foreign currency translation loss on its net assets of $18.6 million. See Note 10 for a complete discussion on other comprehensive income including currency derivative contracts and foreign currency translations.

(Dollars, Euros and British Pound Sterlings in millions)			March 31, 2019		Three Months Ended March 31, 2019
Currency Hedged	Underlying Currency	Notional	Hedge Asset	Hedge Liability	Change in Unrealized Gains (Losses)		Realized Gains (Losses)	Cash Received (Paid)
Outstanding
EUR	USD	€175.0	$8.3	$—	$3.6		$3.1	$—
EUR(1)	GBP	€240.8	—	(46.0)	14.5		—	—
EUR(1)(2)	GBP		—	—	26.4		—	—
GBP	USD	£630.0	30.6	(2.0)	(13.6)		—	—
Total Outstanding			38.9	(48.0)	30.9		3.1	—

Settled
GBP	USD		—	—	(0.5)		—	—
Total Settled			—	—	(0.5)		—	—
Total			$38.9	$(48.0)	$30.4	(3)	$3.1	$—
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Relates to KWE's Euro Medium Term Note. See discussion in Note 7.
(3) Excludes deferred tax benefit of $2.5 million.

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
Debt liabilities are accounted for at face value plus net unamortized debt premiums and any fair value adjustments as part of business combinations. The fair value as of March 31, 2019 and December 31, 2018 for the mortgages, Kennedy Wilson unsecured debt, and KWE unsecured bonds were estimated to be approximately $5.5 billion and $5.3 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the Company's credit risk to the current yield of a similar security, compared to their carrying value of $5.5 billion and $5.4 billion at March 31, 2019 and December 31, 2018, respectively. The inputs used to value the Company's mortgages, Kennedy Wilson unsecured debt, and KWE unsecured bonds are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be Level 2 inputs.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 6—OTHER ASSETS, NET
Other assets consist of the following:

(Dollars in millions)	March 31, 2019	December 31, 2018
Hedge assets	$38.8	$43.7
Above-market leases, net of accumulated amortization of $50.6 and $48.3 at March 31, 2019 and December 31, 2018, respectively	34.1	37.2
Straight line rent	36.5	34.6
Loan purchases and originations	27.7	27.8
Furniture and equipment net of accumulated depreciation of $34.5 and $37.9 at March 31, 2019 and December 31, 2018, respectively	27.1	31.4
Deferred taxes	26.1	24.7
Goodwill	23.9	23.9
Right of use asset	13.6	—
Prepaid expenses	13.4	13.7
Leasing commissions, net of accumulated amortization of $3.7 and $3.3 at March 31, 2019 and December 31, 2018, respectively	12.9	11.5
Other, net of accumulated amortization of $2.9 and $2.8 at March 31, 2019 and December 31, 2018, respectively	11.5	10.9
Deposits	6.5	6.5
VAT receivable	6.0	2.3
Development project asset	5.9	6.6
Other Assets, net	$284.0	$274.8

Right of use asset

The Company, as a lessee, has two office leases and four ground leases, which qualify as operating leases, with remaining lease terms of 5 to 239 years. The payments associated with office space leases have been discounted using the Company's incremental borrowing rate which is based on collateralized interest rates in the market and risk profile of the associated lease. For ground leases the rate implicit in the lease was used to determine the right of use asset.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted to calculate the lease liabilities for its operating leases in which we are the lessee:

(Dollars in millions)	Minimum
Rental Payments
2019 (remainder)	$1.0
2020	1.4
2021	1.4
2022	1.4
2023	0.7
Thereafter	34.0
Total undiscounted rental payments	39.9
Less imputed interest	(26.3)
Total lease liabilities	$13.6

NOTE 7—MORTGAGE DEBT

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table details mortgage debt secured by Kennedy Wilson's consolidated properties as of March 31, 2019 and December 31, 2018:

(Dollars in millions)		Carrying amount of mortgage debt as of (1)
Mortgage Debt by Product Type	Region	March 31, 2019	December 31, 2018
Multifamily(1)	Western U.S.	$1,285.3	$1,286.2
Commercial(1)	United Kingdom	426.2	499.6
Commercial(1)	Ireland	513.7	438.9
Commercial	Western U.S.	356.4	385.3
Multifamily(1)	Ireland	259.2	147.8
Commercial	Spain	88.0	90.1
Hotel	Ireland	80.8	82.5
Hotel	Western U.S.	—	37.9
Mortgage debt (excluding loan fees)(1)		3,009.6	2,968.3
Unamortized loan fees		(20.8)	(18.0)
Total Investment Debt		$2,988.8	$2,950.3
(1) The mortgage debt payable balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan premium as of March 31, 2019 and December 31, 2018 was $1.8 million and $1.9 million, respectively.
The Company's mortgage debt had a weighted average interest rate of 3.22% and 3.40% per annum as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, 70% of Kennedy Wilson's property level debt was fixed rate, 13% was floating rate with interest caps and 17% was floating rate without interest caps, compared to 73% of Kennedy Wilson's consolidated property level debt was fixed rate, 17% was floating rate with interest caps and 10% was floating rate without interest caps, as of December 31, 2018. The weighted average strike price on caps of Kennedy Wilson's variable rate mortgages is 3.18% as of March 31, 2019.
Mortgage Loan Transactions and Maturities
During the three months ended March 31, 2019, one existing mortgage was refinanced.
The aggregate maturities of mortgage loans subsequent to March 31, 2019 are as follows:

(Dollars in millions)	Aggregate Maturities
2019	$67.8
2020	109.9
2021	105.8
2022	300.7
2023	380.2
Thereafter	2,043.4
3,007.8
Debt premium	1.8
Unamortized loan fees	(20.8)
Total Mortgage Debt	$2,988.8
NOTE 8—KW UNSECURED DEBT
The following table details KW unsecured debt as of March 31, 2019 and December 31, 2018:

(Dollars in millions)	March 31, 2019	December 31, 2018
Credit facility	$75.0	$75.0
Senior notes(1)	1,145.5	1,145.3
KW unsecured debt	1,220.5	1,220.3
Unamortized loan fees	(17.2)	(18.3)
Total KW Unsecured Debt	$1,203.3	$1,202.0
(1) The senior notes balances include unamortized debt discounts. Debt discounts represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan discount as of March 31, 2019 and December 31, 2018 was $4.5 million and $4.7 million, respectively.

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
The A&R Facility has certain covenants as defined within its Amended and Restated Credit Agreement, dated as of October 20, 2017 (the "Credit Agreement") that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, repurchase capital stock or debt, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,066,775,300 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of the Closing Date, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $300,351,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of March 31, 2019, the Company was in compliance with these covenants.
The maximum amount drawn on the A&R Facility at any one point during the three months ended March 31, 2019 was $75.0 million. As of March 31, 2019, the Company had an outstanding balance of $75.0 million on the A&R Facility with the full $500 million available to be drawn under the revolving credit facility.
The average outstanding borrowings under credit facilities was $75.0 million during the three months ended March 31, 2019.

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
The indenture governing the Notes contains various restrictive covenants, including, among others, limitations on the Company's ability and the ability of certain of the Company's subsidiaries to incur or guarantee additional indebtedness, make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens on assets, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indenture governing the Notes limits the ability of Kennedy Wilson and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00, subject to certain exceptions. As of March 31, 2019, the maximum balance sheet leverage ratio was 1.04 to 1.00. See Note 14 for the guarantor and non-guarantor financial statements.
NOTE 9—KWE UNSECURED BONDS
The following table details KWE unsecured bonds as of March 31, 2019 and December 31, 2018:

(Dollars in millions)	March 31, 2019	December 31, 2018
KWE Bonds	$651.5	$637.3
KWE Euro Medium Term Note Programme	614.6	627.4
KWE Unsecured Bonds (excluding loan fees)(1)	1,266.1	1,264.7
Unamortized loan fees	(4.1)	(4.2)
Total KWE Unsecured Bonds	$1,262.0	$1,260.5
(1) The KWE unsecured bonds balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized premium (discount) as of March 31, 2019 and December 31, 2018 was $(3.5) million and $(3.7) million, respectively.
KWE has £500 million of 3.95% fixed-rate senior unsecured bonds due 2022 ("KWE Bonds") that have a carrying value of $651.5 million and $637.3 million as of March 31, 2019 and December 31, 2018, respectively. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros.
In addition, KWE has a £2.0 billion (approximately $2.6 billion based on March 31, 2019 rates) Euro Medium Term Note ("EMTN") Programme. Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. KWE issued senior unsecured notes for an aggregate principal amount of approximately $617.0 million (based on March 31, 2019 rates) (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $614.6 million, with an annual fixed coupon of 3.25% and mature in 2025.  As KWE invests proceeds from the KWE Notes to fund equity investments in new euro denominated assets, KWE designates the KWE Notes as net investment hedges under FASB ASC Topic 815. Subsequent fluctuations in foreign currency rates that impact the carrying value of the KWE Notes are recorded to accumulated other comprehensive income. During the three months ended March 31, 2019, Kennedy Wilson recognized a gain of $26.4 million in accumulated other comprehensive income due to the weakening of the euro against the GBP during the period. The KWE Notes rank pari passu with the KWE Bonds and are subject to the same restrictive covenants.
The trust deed that governs the bonds contains various restrictive covenants for KWE, including, among others, limitations on KWE’s and its material subsidiaries’ ability to provide certain negative pledges. The trust deed limits the ability of KWE and its subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the incurrence of the new indebtedness, (1) KWE’s consolidated net indebtedness (as defined in the trust deed) would exceed 60% of KWE’s total assets (as calculated pursuant to the terms of the trust deed); and (2) KWE’s consolidated secured indebtedness (as defined in the trust deed) would exceed 50% of KWE’s total assets (as calculated pursuant to the terms of the trust deed). The trust deed also requires KWE, as of each reporting date, to maintain an interest coverage ratio (as defined in the trust deed) of at least 1.50 to 1.00 and have unencumbered assets of no less than 125% of its unsecured indebtedness (as defined in the trust deed). As of March 31, 2019, KWE was in compliance with these covenants.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 10—EQUITY
Common Stock Repurchase Program
On March 20, 2018, the Company announced a $250.0 million stock repurchase plan authorized by its board of directors. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of the Company’s restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the company’s discretion. Kennedy Wilson also had a $100 million stock repurchase program that expired on February 25, 2018.
During the three months ended March 31, 2019, Kennedy Wilson repurchased and retired 152,252 shares for $2.8 million under the stock repurchase program. During the three months ended March 31, 2018, Kennedy Wilson repurchased and retired 1,132,018 shares for $20.0 million under the previous stock repurchase program.
Dividend Distributions
During the following periods, Kennedy Wilson declared and paid the following cash distributions on its common stock:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(Dollars in millions)	Declared	Paid	Declared	Paid
Common Stock(1)	$30.3	$30.3	$28.6	$29.3
(1) The difference between declared and paid is the amount accrued on the consolidated balance sheets.
Share-based Compensation
During the three months ended March 31, 2019 and 2018, Kennedy Wilson recognized $10.4 million and $9.9 million of compensation expense related to the vesting of restricted stock grants.
Generally, upon vesting, the restricted stock granted to employees is net share-settled such that the Company will withhold shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remit the cash to the appropriate taxing authorities. Only a certain amount of the restricted shares that vested during the three months ended March 31, 2018 were net share settled. The employees' minimum statutory obligation for the restricted shares that were not net share-settled were funded by the employees and remitted to the appropriate taxing authorities. However, all of the restricted shares that vested during the three months ended March 31, 2019 were net-share settled. The total shares withheld during the three months ended March 31, 2019 and 2018 were 250,287 shares and 112,115 shares, respectively. During the three months ended March 31, 2019 and 2018, total payments for the employees’ tax obligations to the taxing authorities for the shares which were net-share settled were $5.1 million and $1.9 million, respectively. These activities are reflected as a financing activity within Kennedy Wilson's consolidated statements of cash flows.
Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive loss, net of taxes:

(Dollars in millions)	Foreign Currency Translation	Currency Derivative Contracts	Total Accumulated Other Comprehensive Loss(1)
Balance at December 31, 2018	$(94.1)	$11.0	$(83.1)
Unrealized (losses) gains, arising during the period	(18.6)	30.4	11.8
Noncontrolling interest	2.3	—	2.3
Deferred taxes on unrealized gains, arising during the period	0.3	2.5	2.8
Balance at March 31, 2019	$(110.1)	$43.9	$(66.2)
(1) As a result of our acquisition of KWE in October 2017, the Company was required to record inception to date accumulated other comprehensive losses of $358.4 million associated with noncontrolling interest holders of KWE. This amount has been excluded from the beginning and ending balances of the table to give a more appropriate depiction of the Company's accumulated other comprehensive loss activity. If this amount is included, the accumulated other comprehensive loss would be $424.6 million and $441.5 million as of March 31, 2019 and December 31, 2018, respectively.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The local currencies for the Company's interests in foreign operations include the euro and the British pound sterling. The related amounts on Kennedy Wilson's balance sheets are translated into U.S. dollars at the exchange rates at the respective financial statement date, while amounts on its statements of operations are translated at the average exchange rates during the respective period. The Company experienced net unrealized gains on foreign currency through other comprehensive income for the period due to the strengthening of the GBP against both U.S. dollar and the Euro. This was offset by the weakening of the Euro against the U.S. Dollar. Unrealized hedge gains were driven by hedges that KWE holds on its euro denominated investments which includes the $26.4 million gain on the KWE Notes as discussed in Note 9.
In order to manage currency fluctuations, Kennedy Wilson entered into currency derivative contracts to manage its exposure to currency fluctuations between its functional currency (U.S. dollar) and the functional currency (euro and the British pound) of certain of its wholly-owned and consolidated subsidiaries. See Note 5 for a more detailed discussion of Kennedy Wilson's currency derivative contracts.
Noncontrolling Interests
Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries and are presented separately on Kennedy Wilson's balance sheet. As of March 31, 2019 and December 31, 2018, Kennedy Wilson had noncontrolling interest of $71.7 million and $184.5 million, respectively.   The decrease in noncontrolling interest for the period is primarily due to the sale of the Ritz Carlton hotel in Lake Tahoe and the distribution to noncontrolling interest holders in Capital Dock from the mortgage proceeds from the refinancing completed this period. See Note 3 for additional details.

NOTE 11—EARNINGS PER SHARE
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
Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the three months ended March 31, 2019 and 2018:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except share and per share amounts)	2019	2018
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(5.3)	$(2.4)
Dividends allocated to participating securities	—	(0.2)
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	(5.3)	(2.6)
Dividends declared on common shares	(30.4)	(28.4)
Undistributed losses attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	$(35.7)	$(31.0)

Distributed earnings per share	$0.21	$0.19
Undistributed losses per share	(0.25)	(0.21)
Income per basic and diluted share	(0.04)	(0.02)

Weighted average shares outstanding for basic and diluted(1)	139,756,358	147,941,982
Dividends declared per common share	$0.21	$0.19

(1) For the three months ended March 31, 2019, a total of 2,039,710 potentially dilutive securities have not been included in the diluted weighted average shares as they are anti-dilutive. For the three months ended March 31, 2018, a total of 1,139,460 potentially dilutive securities have not been included in the diluted weighted average shares as they are anti-dilutive. Potentially anti-dilutive securities include unvested restricted stock grants.
NOTE 12—SEGMENT INFORMATION
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
KW Investments
KW Investments invests in multifamily, office, retail, and residential properties as well as loans secured by real estate in the Western U.S., United Kingdom, Ireland, Spain and Italy. The Company has an average ownership interest across all investments of approximately 59% as of March 31, 2019.
When it has partners, those partners include financial institutions, foundations, endowments, high net worth individuals and other institutional investors. In these instances, the Company is typically the general partner in the arrangement with a promoted interest in the profits of its investments beyond the Company's ownership percentage. These promoted interests are typically fees recorded within income from unconsolidated investments and earned by IMRES as described below.
KW Investment Management and Real Estate Services (IMRES)
IMRES encompasses the Company's fee generating businesses that includes both the Company's investment management platform as well as the Company's third-party services business. The Company's clients include financial institutions, institutional investors, insurance companies, developers, builders and government agencies. IMRES has four main lines of business: investment management, property services, brokerage, and auction and conventional sales. These four business lines generate revenue for the Company through fees and commissions.
The Company manages approximately 53 million square feet of properties for the Company and its investment partners in the United States and Europe, which includes assets the Company has ownership interests in, as well as third-party owned assets. With 17 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain and Japan, the Company has the capabilities and resources to provide investment management and property services to real estate owners and the experience as a real estate investor to understand client concerns. The managers of IMRES have an extensive track record in their respective lines of business and in the real estate community as a whole.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Additionally, IMRES plays a critical role in supporting the Company's investment strategy by providing local market intelligence and real-time data for evaluating investments, generating proprietary transaction flow and creating value through efficient implementation of asset management or repositioning strategies.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables summarize income activity by segment and corporate for the three months ended March 31, 2019 and 2018 and balance sheet data as of March 31, 2019 and December 31, 2018:

	Three Months Ended March 31, 2019

(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$115.8	$—	$—	$115.8
Hotel	15.0	—	—	15.0
Sale of real estate	1.1	—	—	1.1
Investment management, property services and research fees	—	8.8	—	8.8
Total revenue	131.9	8.8	—	140.7
Expenses
Rental	41.0	—	—	41.0
Hotel	14.6	—	—	14.6
Cost of real estate sold	1.2	—	—	1.2
Commission and marketing	—	1.0	—	1.0
Compensation and related	15.1	5.1	15.1	35.3
General and administrative	7.5	1.7	1.7	10.9
Depreciation and amortization	49.1	—	—	49.1
Total expenses	128.5	7.8	16.8	153.1
Income from unconsolidated investments, net of depreciation and amortization	39.5	2.2	—	41.7
Gain on sale of real estate, net	34.9	—	—	34.9
Acquisition-related expenses	(0.8)	—	—	(0.8)
Interest expense	(37.1)	—	(18.2)	(55.3)
Other income	0.5	—	(3.0)	(2.5)
Provision for income taxes	(2.1)	—	(1.9)	(4.0)
Net income (loss)	38.3	3.2	(39.9)	1.6
Net (income) attributable to noncontrolling interests	(6.9)	—	—	(6.9)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$31.4	$3.2	$(39.9)	$(5.3)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2018

(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$134.3	$—	$—	$134.3
Hotel	36.3	—	—	36.3
Sale of real estate	9.4	—	—	9.4
Investment management, property services and research fees	—	10.1	—	10.1
Total revenue	180.0	10.1	—	190.1
Expenses
Rental	41.6	—	—	41.6
Hotel	30.8	—	—	30.8
Cost of real estate sold	8.4	—	—	8.4
Commission and marketing	—	1.4	—	1.4
Compensation and related	16.2	8.8	14.6	39.6
General and administrative	7.2	2.9	1.3	11.4
Depreciation and amortization	55.7	—	—	55.7
Total expenses	159.9	13.1	15.9	188.9
Income from unconsolidated investments, net of depreciation and amortization	15.7	10.3	—	26.0
Gain on sale of real estate, net	28.0	—	—	28.0
Interest expense	(38.9)	—	(20.0)	(58.9)
Other income	0.6	—	(0.5)	0.1
Provision for income taxes	0.6	—	2.0	2.6
Net income (loss)	26.1	7.3	(34.4)	(1.0)
Net (income) attributable to noncontrolling interests	(1.4)	—	—	(1.4)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$24.7	$7.3	$(34.4)	$(2.4)

(Dollars in millions)	March 31, 2019	December 31, 2018
Total assets
Investments	$6,965.8	$7,155.0
Investment management and real estate services	51.9	64.3
Corporate	221.9	162.5
Total assets	$7,239.6	$7,381.8
NOTE 13—INCOME TAXES
The Company derives a significant portion of its income from the rental income and sale of real property. As a result, a substantial portion of the Company's foreign earnings is subject to U.S. taxation under certain provisions of the Internal Revenue Code of 1986, as amended, applicable to controlled foreign corporations. In determining the quarterly provisions for income taxes, the Company calculates income tax expense based on actual year-to-date income and statutory tax rates. The year-to-date income tax expense reflects the impact of foreign operations, income allocated to noncontrolling interests which is generally not subject to corporate tax as they are generally structured as partnerships, as well as the Company's tax adjustments associated with uncertain tax positions.
During the three months ended March 31, 2019, Kennedy Wilson generated pretax book income of $5.6 million related to its global operations and recorded a tax expense of $4.0 million or 71.4% of pretax book income. The effective rate for the

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

quarter is above the US statutory rate principally as a result of non-deductible executive compensation, non-deductible foreign depreciation and losses in foreign jurisdictions where the tax benefit rate is below the US statutory rate.

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

Kennedy Wilson has elected to treat KWE as a partnership for U.S. tax purposes effective as of December 29, 2017.   Due to unrealized foreign exchange losses not yet deductible for tax purposes and the consideration paid to acquire the non-controlling interests in KWE exceeding the book carrying value of the non-controlling interests in KWE, the Company’s tax basis in KWE exceeded its book carrying value at December 29, 2017 and March 31, 2019.  Due to the conversion of KWE to a partnership for U.S. tax purposes, the Company was required to record a deferred tax asset related to its excess tax basis over book carrying value for its investment in KWE.  As a significant portion of the excess tax basis would only reverse upon a strengthening of foreign currencies or upon a disposition of KWE, the Company determined that a valuation allowance was appropriate for substantially all of the tax basis that was in excess of the Company’s carrying value for its investment in KWE. As of March 31, 2019, the Company has recorded a deferred tax asset of $95.4 million and an offsetting valuation allowance of $95.1 million related to its investment in KWE.

The TCJA was signed into law on December 22, 2017. The Company completed its analysis and recorded the financial statement impact of TCJA as of December 31, 2018. However, the new legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury Department and the U.S. Internal Revenue Service (the "IRS"), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is still unclear how many of the new U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. Should the IRS, Treasury Department or state taxing authorities issue further guidance or interpretation of relevant aspects of the TJCJA or other tax law, we may record additional adjustments.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 14—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information include:
(1) Condensed consolidating balance sheets as of March 31, 2019 and December 31, 2018; consolidating statements of operations for the three months ended March 31, 2019 and 2018; consolidating statements of comprehensive income for the three months ended March 31, 2019 and 2018; and condensed consolidating statements of cash flows for the three months ended March 31, 2019 and 2018, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.
Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three months ended March 31, 2019 or 2018.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2019 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$36.1	$117.0	$289.8	$—	$442.9
Accounts receivable	—	—	9.0	34.5	—	43.5
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,866.6	3,695.3	—	5,561.9
Unconsolidated investments	—	18.6	435.3	453.4	—	907.3
Investments in and advances to consolidated subsidiaries	1,260.9	2,575.2	1,357.7	—	(5,193.8)	—
Other assets	—	5.0	61.1	217.9	—	284.0
Total assets	$1,260.9	$2,634.9	$3,846.7	$4,690.9	$(5,193.8)	$7,239.6

Liabilities and equity
Liabilities
Accounts payable	$—	$0.6	$2.1	$15.7	$—	$18.4
Accrued expenses and other liabilities	30.4	170.1	57.1	207.3	—	464.9
Mortgage debt	—	—	1,212.3	1,776.5	—	2,988.8
KW unsecured debt	—	1,203.3	—	—	—	1,203.3
KWE unsecured bonds	—	—	—	1,262.0	—	1,262.0
Total liabilities	30.4	1,374.0	1,271.5	3,261.5	—	5,937.4

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,230.5	1,260.9	2,575.2	1,357.7	(5,193.8)	1,230.5
Noncontrolling interests	—	—	—	71.7	—	71.7
Total equity	1,230.5	1,260.9	2,575.2	1,429.4	(5,193.8)	1,302.2
Total liabilities and equity	$1,260.9	$2,634.9	$3,846.7	$4,690.9	$(5,193.8)	$7,239.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2018 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$1.9	$101.9	$384.2	$—	$488.0
Accounts receivable	—	0.8	4.4	51.4	—	56.6
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,870.6	3,831.9	—	5,702.5
Unconsolidated investments	—	19.2	433.4	407.3	—	859.9
Investments in and advances to consolidated subsidiaries	1,276.9	2,652.7	1,458.3	—	(5,387.9)	—
Other assets	—	0.9	68.6	205.3	—	274.8
Total assets	$1,276.9	$2,675.5	$3,937.2	$4,880.1	$(5,387.9)	$7,381.8

Liabilities
Accounts payable	$—	$0.7	$1.9	$21.5	$—	24.1
Accrued expense and other liabilities	30.2	195.9	70.0	217.6	—	513.7
Mortgage debt	—	—	1,212.6	1,737.7	—	2,950.3
KW unsecured debt	—	1,202.0	—	—	—	1,202.0
KWE unsecured bonds	—	—	—	1,260.5	—	1,260.5
Total liabilities	30.2	1,398.6	1,284.5	3,237.3	—	5,950.6

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,246.7	1,276.9	2,652.7	1,458.3	(5,387.9)	1,246.7
Noncontrolling interests	—	—	—	184.5	—	184.5
Total equity	1,246.7	1,276.9	2,652.7	1,642.8	(5,387.9)	1,431.2
Total liabilities and equity	$1,276.9	$2,675.5	$3,937.2	$4,880.1	$(5,387.9)	$7,381.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$42.3	$73.5	$—	$115.8
Hotel	—	—	—	15.0	—	15.0
Sale of real estate	—	—	—	1.1	—	1.1
Investment management, property services and research fees	—	—	8.2	0.6	—	8.8
Total revenue	—	—	50.5	90.2	—	140.7
Expenses
Rental	—	—	15.2	25.8	—	41.0
Hotel	—	—	—	14.6	—	14.6
Cost of real estate sold	—	—	—	1.2	—	1.2
Commission and marketing	—	—	1.0	—	—	1.0
Compensation and related	10.4	13.8	9.7	1.4	—	35.3
General and administrative	—	5.0	4.3	1.6	—	10.9
Depreciation and amortization	—	0.3	15.1	33.7	—	49.1
Total expenses	10.4	19.1	45.3	78.3	—	153.1
Income from unconsolidated subsidiaries	—	0.2	0.8	40.7	—	41.7
Income from consolidated subsidiaries	12.0	50.7	56.0	—	(118.7)	—
Gain on sale of real estate, net	—	—	—	34.9	—	34.9
Acquisition-related expenses	—	—	(0.1)	(0.7)	—	(0.8)
Interest expense	—	(18.2)	(12.1)	(25.0)	—	(55.3)
Other income (loss)	—	0.3	0.1	(2.9)	—	(2.5)
Income (loss) before benefit from (provision for) income taxes	1.6	13.9	49.9	58.9	(118.7)	5.6
Benefit from (provision for) income taxes	—	(1.9)	0.8	(2.9)	—	(4.0)
Net income (loss)	1.6	12.0	50.7	56.0	(118.7)	1.6
Net income attributable to the noncontrolling interests	—	—	—	(6.9)	—	(6.9)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$1.6	$12.0	$50.7	$49.1	$(118.7)	$(5.3)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$42.7	$91.6	$—	$134.3
Hotel	—	—	—	36.3	—	36.3
Sale of real estate	—	—	—	9.4	—	9.4
Investment management, property services and research fees	—	—	9.4	0.7	—	10.1
Total revenue	—	—	52.1	138.0	—	190.1
Expenses
Rental	—	—	13.5	28.1	—	41.6
Hotel	—	—	—	30.8	—	30.8
Cost of real estate sold	—	—	—	8.4	—	8.4
Commission and marketing	—	—	1.4	—	—	1.4
Compensation and related	9.9	13.6	14.8	1.3	—	39.6
General and administrative	—	3.9	5.0	2.5	—	11.4
Depreciation and amortization	—	0.4	14.8	40.5	—	55.7
Total expenses	9.9	17.9	49.5	111.6	—	188.9
Income from unconsolidated investments	—	(0.9)	16.2	10.7	—	26.0
Income from consolidated subsidiaries	8.9	45.9	37.5	—	(92.3)	—
Gain on sale of real estate, net	—	—	—	28.0	—	28.0
Interest expense	—	(20.0)	(11.5)	(27.4)	—	(58.9)
Other income	—	(0.2)	—	0.3	—	0.1
Income before provision for income taxes	(1.0)	6.9	44.8	38.0	(92.3)	(3.6)
Provision for income taxes	—	2.0	1.1	(0.5)	—	2.6
Net income (loss)	(1.0)	8.9	45.9	37.5	(92.3)	(1.0)
Net Income attributable to the noncontrolling interests	—	—	—	(1.4)	—	(1.4)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(1.0)	$8.9	$45.9	$36.1	$(92.3)	$(2.4)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2019 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income	$1.6	$12.0	$50.7	$56.0	$(118.7)	$1.6

Other comprehensive income, net of tax:
Unrealized foreign currency translation gain	(18.3)	(18.3)	7.9	(18.3)	28.7	(18.3)
Amounts reclassified out of AOCI during the period	—	—	—	—	—	—
Unrealized currency derivative contracts loss	32.9	32.9	(8.0)	40.9	(65.8)	32.9
Total other comprehensive (loss) income for the period	$14.6	$14.6	$(0.1)	$22.6	$(37.1)	$14.6

Comprehensive income	$16.2	$26.6	$50.6	$78.6	$(155.8)	$16.2
Comprehensive income attributable to noncontrolling interests	—	—	—	(4.6)	—	(4.6)
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$16.2	$26.6	$50.6	$74.0	$(155.8)	$11.6

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2018 (Dollars in millions)
	Parent		Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income (loss)	$(1.0)		$8.9	$45.9	$37.5	$(92.3)	$(1.0)

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation gain	35.4		35.4	18.4	35.3	(89.1)	35.4
Amounts reclassified from accumulated other comprehensive income	(0.1)	—	(0.1)	—	—	0.1	(0.1)
Unrealized currency derivative contracts loss	(7.4)		(7.4)	(18.2)	10.8	14.8	(7.4)
Total other comprehensive income for the period	$27.9		$27.9	$0.2	$46.1	$(74.2)	$27.9

Comprehensive income	$26.9		$36.8	$46.1	$83.6	$(166.5)	$26.9
Comprehensive income attributable to noncontrolling interests	—		—	—	(6.5)	—	(6.5)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$26.9		$36.8	$46.1	$77.1	$(166.5)	$20.4

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2019 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities	$0.2	$(61.6)	$(1.4)	$37.7	$(25.1)
Cash flows from investing activities:
Additions to loans	—	—	(0.4)	—	(0.4)
Collections of loans	—	—		—	—
Net proceeds from sale of real estate	—	—	—	177.3	177.3
Purchases of consolidated real estate	—	—	—	—	—
Capital expenditures to real estate	—	—	(10.3)	(46.6)	(56.9)
Distributions from unconsolidated investments	—	0.8	1.7	3.1	5.6
Contributions to unconsolidated investments	—	(0.4)	(14.2)	(5.7)	(20.3)
Additions to development project assets	—	—	—	(1.2)	(1.2)
Proceeds from development project assets	—	—	—	1.7	1.7
Non refundable escrow deposits	—	(5.0)	—	—	(5.0)
Distributions from (investments in) consolidated subsidiaries, net	38.0	100.4	40.0	(178.4)	—
Net cash provided by (used in) investing activities	38.0	95.8	16.8	(49.8)	100.8
Cash flows from financing activities:
Borrowings under senior notes payable	—	—	—	—	—
Borrowings under line of credit	—	—	—	—	—
Repayment of line of credit	—		—	—	—
Borrowings under investment debt	—	—	—	296.9	296.9
Repayment of investment debt	—	—	(0.3)	(251.1)	(251.4)
Repayment of term loan	—		—	—	—
Debt issue costs	—	—	—	(2.1)	(2.1)
Repurchase and retirement of common stock	(7.9)	—	—	—	(7.9)
Dividends paid	(30.3)	—	—	—	(30.3)
KWE closing dividend	—	—	—		—
Repayment of shareholder loans to noncontrolling interests	—	—	—	(10.7)	(10.7)
Contributions from noncontrolling interests, excluding KWE	—	—	—	5.3	5.3
Distributions to noncontrolling interests	—	—	—	(122.7)	(122.7)
Net cash (used in) financing activities	(38.2)	—	(0.3)	(84.4)	(122.9)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	2.1	2.1
Net change in cash and cash equivalents	—	34.2	15.1	(94.4)	(45.1)
Cash and cash equivalents, beginning of period	—	1.9	101.9	384.2	488.0
Cash and cash equivalents, end of period	$—	$36.1	$117.0	$289.8	$442.9

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2018 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities	$0.5	$(12.9)	$11.9	$49.3	$48.8
Cash flows from investing activities:
Collections of loans	—	—	4.5	—	4.5
Net proceeds from sale of real estate	—	—	—	113.9	113.9
Purchase of consolidated real estate	—	—	(127.1)	(4.1)	(131.2)
Capital expenditures to real estate	—	—	(5.0)	(54.0)	(59.0)
Additions to nonrefundable escrow deposits	—	—	—	(10.4)	(10.4)
Proceeds from settlement of foreign derivative contracts	—	(4.2)	—	—	(4.2)
Purchases of foreign derivative contracts	—	—	—	—	—
Investment in marketable securities	—	(0.2)	—	—	(0.2)
Proceeds from sale of marketable securities	—	—	7.2	—	7.2
Distributions from unconsolidated investments	—	—	5.1	8.0	13.1
Contributions to unconsolidated investments	—	—	(9.8)	(9.0)	(18.8)
Additions to development project assets	—	—	—	(8.4)	(8.4)
Proceeds from development project assets	—	—	—	38.9	38.9
Distributions from (investments in) consolidated subsidiaries, net	50.8	(39.5)	12.1	(23.4)	—
Net cash provided by (used in) investing activities	50.8	(43.9)	(113.0)	51.5	(54.6)
Cash flows from financing activities:
Borrowing under senior notes payable	—	246.6	—	—	246.6
Borrowings under line of credit	—	75.0	—	—	75.0
Repayment of lines of credit	—	(175.0)	—	—	(175.0)
Repayment of term loan	—	(75.0)	—	—	(75.0)
Borrowings under investment debt	—	—	83.7	14.3	98.0
Repayment of investment debt	—	—	(1.1)	(28.1)	(29.2)
Debt issue costs	—	(3.8)	(0.8)	—	(4.6)
KWE closing dividend	—	—	—	(17.2)	(17.2)
Repurchase and retirement of common stock	(22.0)	—	—	—	(22.0)
Dividends paid	(29.3)	—	—	—	(29.3)
Contributions from noncontrolling interests, excluding KWE	—	—	—	13.0	13.0
Distributions to noncontrolling interests	—	—	—	(1.2)	(1.2)
Net cash (used in) provided by financing activities	(51.3)	67.8	81.8	(19.2)	79.1
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	8.4	8.4
Net change in cash and cash equivalents	—	11.0	(19.3)	90.0	81.7
Cash and cash equivalents, beginning of period	—	33.4	54.8	263.1	351.3
Cash and cash equivalents, end of period	$—	$44.4	$35.5	$353.1	$433.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 15—SUBSEQUENT EVENTS
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
Our value is primarily derived from our ownership in income producing real estate assets. We have an ownership interest in approximately 53 million square feet of property globally, including 28,546 multifamily rental units. At March 31, 2019, we and our equity partners held a real estate and real estate related investment portfolio with assets at a book value of approximately $11.1 billion.  For the three months ended March 31, 2019, these assets generated total revenues of approximately $233.0 million.  The Company has an average ownership interest across all of its investments of approximately 59% as of March 31, 2019. In addition to our income producing real estate, we engage in development, and redevelopment and value add initiatives through which we enhance cashflows or reposition assets to increase disposal value.
We have 344 employees in 17 offices throughout the United States, the United Kingdom, Ireland and Spain.
The following is our business model:

•	Identify countries and markets with an attractive investment landscape

•	Establish operating platforms in our target markets

•	Develop local intelligence and create long-lasting relationships; primarily with financial institutions

•
Leverage relationships and local knowledge to drive proprietary investment opportunities with a focus on off-market transactions that we expect will result in above average cash flows and returns over the long term

•
Acquire high quality assets, either on our own or with strategic partners, utilizing cash from our balance sheet (funded by cash flows from operations, refinancing of current investments, investment sales or the sale of equity or debt securities) and typically financing them on a long-term basis

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

Business Segments
Our operations are defined by two core business units: KW Investments and KW Investment Management and Real Estate Services (IMRES).

•	KW Investments invests our capital in real estate-related assets utilizing a mixture of wholly-owned investments and investments made with equity partners.

•
IMRES encompasses our fee generating businesses which is comprised of our investment management platform and the property services platform. These businesses offer a comprehensive line of real estate services for the full lifecycle of real estate ownership to clients that include financial institutions, institutional investors, insurance companies, developers, builders and government agencies.

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

KW Investments
We invest our capital in real estate assets and loans secured by real estate either on our own or through our investment management platform. When we have partners, we are typically the general partner in the arrangement with a promoted interest in the profits of our investments beyond our ownership percentage. We have an average ownership interest across all investments of approximately 59% as of March 31, 2019. Our equity partners include financial institutions, foundations, endowments, high net worth individuals and other institutional investors.
The following are product types we invest in through the KW Investments segment:
Multifamily
We pursue multifamily acquisition opportunities where we can unlock value through a myriad of strategies, including institutional management, asset rehabilitation, repositioning and creative recapitalization. We focus primarily on apartments in supply-constrained, infill markets.
As of March 31, 2019, we hold investments in 28,546 multifamily apartment units across 108 assets primarily located in the Western United States, Ireland and United Kingdom. Based on our share of net operating income, 36% is located in the Pacific Northwest primarily in suburbs of Seattle and Portland. The rest of the Western United States portfolio is in Northern and Southern California and the Mountain States region of Utah, Idaho and Nevada.
Through our Vintage Housing Holdings ("VHH") partnership we acquire and develop income and age restricted properties.  The VHH portfolio includes over 6,900 rental units with approximately another 2,500 units currently under development or undergoing entitlements in the Western United States, which we currently expect to be completed by the end of 2021.  VHH typically utilizes tax-exempt bond financing and the sale of federal tax credits to help finance its investments.
Commercial
We pursue office investment opportunities that typically have a value-add component that can benefit from our asset management expertise. After acquisition, the properties are generally repositioned to enhance market value.
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
As of March 31, 2019, we hold investments in 192 commercial properties, totaling over 19.5 million square feet, predominately in the United Kingdom and Ireland with additional investments in Italy and Spain, the Pacific Northwest and Southern California.
Hotel
We acquire hotels in certain opportunistic situations where we are able to purchase at a discount to replacement value or can implement our value-add investment approach. As of March 31, 2019, we own 5 hotels with 829 hotel rooms located in Ireland, the United Kingdom and Hawaii.
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
We seek to acquire and/or originate loans secured by real estate. Our acquisitions and originations include individual notes on all real estate property types as well as portfolios of loans purchased from financial institutions, corporations and government agencies. We deliver value through loan resolutions, discounted payoffs, and sales. We also convert certain loans into a direct ownership in the underlying real estate collateral.
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
As of March 31, 2019, we hold 19 investments which are primarily comprised of 325 residential units/lots and 4,000 acres located in Hawaii and the Western United States. As of March 31, 2019, these investments had a gross asset value of $271.1 million and the Company had a weighted average ownership in such investments of 59%. These investments are in various stages of completion, ranging from securing the proper entitlements on land positions to sales of units/lots.

Development and redevelopment

We have a number of development, redevelopment and entitlement projects that are underway or in the planning stages. Unlike the residential projects that are held for sale and described in the section directly above, these initiatives may ultimately result in income-producing assets (4,088 multifamily units and 0.8 million commercial rentable square feet). If these projects are brought to completion, the Company’s estimated share of the total capitalization of these projects would be approximately $981.0 million (approximately 30% of which has already been funded), which we expect would be funded through our existing equity, third party equity, project sales, tax credit financing and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak capital and does not take into account any distributions over the course of the investment. We and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process. Please also see the section titled “Liquidity and Capital Resources - Development and Redevelopment” for additional detail on these investments.
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
We manage approximately $16.8 billion of IMRES AUM, the majority of which we have an ownership interest in and the balance we manage for third parties (please see definition of IMRES AUM in the section titled "Non-GAAP Measures and Certain Definitions"). With 17 offices throughout the United States, the United Kingdom, Ireland, Jersey and Spain, we have the capabilities and resources to provide property services to real estate owners as well as the experience, as a real estate investor, to understand client concerns. The managers of IMRES have an extensive track record in their respective lines of business and in the real estate community as a whole. Their knowledge and relationships are an excellent driver of business through the services business as well as on the investment front. Additionally, IMRES plays a critical role in supporting our investment strategy by providing local market intelligence and real-time data for evaluating investments, generating proprietary transaction flow and creating value through efficient implementation of asset management or repositioning strategies.
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
As of March 31, 2019, the Company manages a total of $2.3 billion in fee-bearing capital.
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

Selected Financial Data
In order to help the user of the financial statements understand our growth, we have included certain five-year selected financial data. The following table shows selected financial items for the three months ended March 31, 2019 dating back to 2015.

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2019	2018	2017	2016	2015
GAAP
Revenues	$140.7	$190.1	$165.6	$170.0	$132.3
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	(5.3)	(2.4)	0.8	14.9	(2.2)
Basic (loss) income per share of common stock	(0.04)	(0.02)	—	0.13	(0.03)
Diluted (loss) income per share of common stock	(0.04)	(0.02)	—	0.13	(0.03)
Dividends declared per share of common stock	0.21	0.19	0.17	0.14	0.12
Non-GAAP(1)
Adjusted EBITDA	120.2	122.6	77.3	71.8	53.7
Adjusted EBITDA percentage change	(2)%	59%	8%	34%	—%
Adjusted Net Income	53.9	63.2	42.7	38.3	30.5
Adjusted Net Income percentage change	(15)%	48%	11%	26%	—%
Adjusted Fees	14.7	21.1	27.6	30.0	27.1
Adjusted Fees percentage change	(30)%	(24)%	(8)%	11%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.

The following tables show selected financial items as of March 31, 2019 and as of December 31, 2018 through 2015:

	March 31,	December 31,
(in millions)	2019	2018	2017	2016	2015
Cash and cash equivalents	$442.9	$488.0	$351.3	$885.7	$731.6
Total assets	7,239.6	7,381.8	7,734.5	7,635.4	7,658.2
Mortgage debt	2,988.8	2,950.3	3,156.6	2,770.4	2,772.5
KW unsecured debt	1,203.3	1,202.0	1,179.4	934.1	688.8
KWE unsecured bonds	1,262.0	1,260.5	1,325.9	1,185.7	855.0
Kennedy Wilson equity	1,230.5	1,246.7	1,365.6	1,048.0	1,133.8
Noncontrolling interests	71.7	184.5	211.9	1,295.1	1,731.3
Total equity	1,302.2	1,431.2	1,577.5	2,343.1	2,865.1
Common shares outstanding	142.8	143.2	151.6	115.7	114.5
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
The table below details the changes our IMRES AUM for the three months ended March 31, 2019:

(in millions)	December 31, 2018	Increases	Decreases	March 31, 2019
IMRES AUM	$16,308.6	$1,017.4	$(497.0)	$16,829.0
IMRES AUM increased 3% to approximately $17 billion as of March 31, 2019. The increase is due to appreciation in the value of its investments. This is offset by decreases due to dispositions of commercial and multifamily assets, funding of capital commitments and pay downs of investment debt.
Foreign Currency and Currency Derivative Instruments
Please refer to item 3. Quantitative and Qualitative Disclosures About Market Risk for our discussion regarding foreign currency and currency derivative instruments.

Results of Operations
Kennedy Wilson Consolidated Financial Results: Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

	Three Months Ended March 31, 2019
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$115.8	$—	$—	$115.8
Hotel	15.0	—	—	15.0
Sale of real estate	1.1	—	—	1.1
Investment management, property services and research fees	—	8.8	—	8.8
Total revenue	131.9	8.8	—	140.7
Expenses
Rental	41.0	—	—	41.0
Hotel	14.6	—	—	14.6
Cost of real estate sold	1.2	—	—	1.2
Commission and marketing	—	1.0	—	1.0
Compensation and related	15.1	5.1	15.1	35.3
General and administrative	7.5	1.7	1.7	10.9
Depreciation and amortization	49.1	—	—	49.1
Total expenses	128.5	7.8	16.8	153.1
Income from unconsolidated investments, net of depreciation and amortization	39.5	2.2	—	41.7
Gain on sale of real estate, net	34.9	—	—	34.9
Acquisition-related expenses	(0.8)	—	—	(0.8)
Interest expense	(37.1)	—	(18.2)	(55.3)
Other non-operating income (expense)	0.5	—	(3.0)	(2.5)
Provision for income taxes	(2.1)	—	(1.9)	(4.0)
Net income (loss)	38.3	3.2	(39.9)	1.6
Net (income) attributable to the noncontrolling interests	(6.9)	—	—	(6.9)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	31.4	3.2	(39.9)	(5.3)
Add back (less):
Interest expense	37.1	—	18.2	55.3
Kennedy Wilson's share of interest expense included in unconsolidated investments	8.5	—	—	8.5
Depreciation and amortization	49.1	—	—	49.1
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	2.1	—	—	2.1
Provision for income taxes	2.1	—	1.9	4.0
Fees eliminated in consolidation	(3.7)	3.7	—	—
EBITDA add backs attributable to noncontrolling interests	(3.9)	—	—	(3.9)
Share-based compensation	—	—	10.4	10.4
Adjusted EBITDA(1)	$122.7	$6.9	$(9.4)	$120.2
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA.

	Three Months Ended March 31, 2018
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total

Revenue
Rental	$134.3	$—	$—	$134.3
Hotel	36.3	—	—	36.3
Sale of real estate	9.4	—	—	9.4
Investment management, property services and research fees	—	10.1	—	10.1
Total revenue	180.0	10.1	—	190.1
Expenses
Rental	41.6	—	—	41.6
Hotel	30.8	—	—	30.8
Cost of real estate sold	8.4	—	—	8.4
Commission and marketing	—	1.4	—	1.4
Compensation and related	16.2	8.8	14.6	39.6
General and administrative	7.2	2.9	1.3	11.4
Depreciation expense	55.7	—	—	55.7
Total expenses	159.9	13.1	15.9	188.9
Income from unconsolidated investments, net of depreciation and amortization	15.7	10.3	—	26.0
Gain on sale of real estate, net	28.0	—	—	28.0
Acquisition-related expenses	—	—	—	—
Interest expense	(38.9)	—	(20.0)	(58.9)
Other non-operating income (expense)	0.6	—	(0.5)	0.1
Benefit from income taxes	0.6	—	2.0	2.6
Net income (loss)	26.1	7.3	(34.4)	(1.0)
Net (income) attributable to the noncontrolling interests	(1.4)	—	—	(1.4)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	24.7	7.3	(34.4)	(2.4)
Add back (less):
Interest expense	38.9	—	20.0	58.9
Kennedy Wilson's share of interest expense included in unconsolidated investments	5.1	—	—	5.1
Depreciation and amortization	55.7	—	—	55.7
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	3.5	—	—	3.5
Benefit from income taxes	(0.6)	—	(2.0)	(2.6)
Fees eliminated in consolidation	(2.8)	2.8	—	—
EBITDA add backs attributable to noncontrolling interests	(5.5)	—	—	(5.5)
Share-based compensation	—	—	9.9	9.9
Adjusted EBITDA(1)	$119.0	$10.1	$(6.5)	$122.6
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA
GAAP net loss to common shareholders was $5.3 million and $2.4 million for the three months ended March 31, 2019 and 2018, respectively. Adjusted EBITDA was $120.2 million and $122.6 million for the three months ended March 31, 2019 and 2018, respectively. During the prior year and in the first quarter 2019, we have been a net seller of assets, had foreign currency exchange losses, and experienced a large vacancy at a Western United States office property and some disruption to our hotel business due to value-add capital expenditures all of which has led to a decrease in NOI from our properties. This was partially offset in the first quarter 2019 by increases in rental income and NOI at our same store operating properties (as described in the following paragraph) as we execute on our asset management initiatives. With proceeds from asset sales we have funded development and redevelopment initiatives that, if completed, we expect will significantly increase the NOI we receive from our properties (see "Liquidity and Capital Resources - Development and Redevelopment"). In the first quarter 2019, we had an increase of $14 million from sale of real estate and fair value gains as compared to the three months ended March 31, 2018. This was offset by a decrease of $5 million in promotes in the current period as compared to the prior period. We have also been focused on raising fee bearing capital in the United States and Europe through closed end funds and separate accounts and expect investment management fees to increase as we raise additional capital. During first quarter 2019, we raised an additional $200 million of fee bearing capital, offset by $80 million returned to our investors.
On our 14,583 same property multifamily units, total revenues increased 5.5%, net operating income increased 7.1%, and occupancy increased slightly to 94.1% from 93.3% in the same period in 2018. On 12.3 million square feet of same property commercial real estate, total revenues and net operating income both increased 3.9%, with occupancy increasing to 97.1% from 96.8% from the same period in 2018.
A significant portion of our investments located outside of the United States and denominated in foreign currencies. We typically do not hedge future operations or cash flows so changes in foreign currency rates will have an impact on our results of operations. We have included the table below to illustrate the impact these fluctuations have had on our revenues, net income and Adjusted EBITDA by applying the relevant exchange rates for the prior period. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of risks relating to foreign currency and our hedging strategy and the "Other Comprehensive Income" section below for a discussion of the balance sheet impact of foreign currency movements on our results of operations.

	Three Months Ended March 31, 2019
(dollars in millions)	Investments		Services		Total
Revenues	$1.3	1%	$—	—%	$1.3	1%
Net Income (loss)	(0.3)	(6)%	(0.1)	(1)%	(0.4)	(7)%
Adjusted EBITDA	0.5	—%	—	—%	0.5	—%

	Three Months Ended March 31, 2018
(dollars in millions)	Investments		Services		Total
Revenues	$2.9	2%	$—	—%	$2.9	2%
Net Income (loss)	0.7	32%	(0.1)	(3)%	0.6	29%
Adjusted EBITDA	2.2	2%	—	—%	2.2	2%
Revenues
Investments Segment Revenues
Rental income was $115.8 million for the three months ended March 31, 2019 as compared to $134.3 million for the same period in 2018. The $18.5 million decrease is primarily due to the deconsolidation of Irish multifamily assets that were sold into the AXA Joint Venture. As the assets are now treated as unconsolidated investments, our share of rental revenues is part of income from unconsolidated investments in the current period and are no longer treated as rental income. We have also been a net seller of assets which has led to a decrease in rental income.
Hotel income was $15.0 million for the three months ended March 31, 2019 as compared to $36.3 million for the same period in 2018. The $21.3 million decrease is primarily due to the sale of the Ritz Carlton, Lake Tahoe hotel during the three months ended March 31, 2019, the sale of six Park Inn hotels located in the United Kingdom during the fourth quarter of 2018 and an extensive value add renovation of the lobby and reception at the Shelbourne hotel which led to the hotel being under occupied during first quarter 2019.
    Sale of real estate was $1.1 million for the three months ended March 31, 2019 as compared to $9.4 million for the same period in 2018. During the three months ended March 31, 2019 and 2018, we recognized sale of real estate on 200 Capital Dock, a 130,000 sq. ft. office building under development in Dublin, Ireland, due to the construction progression on the building. The 200 Capital Dock project was accounted under the percentage of completion method, and variations in periods was due to the project achieving different milestones in its development timeline. As of March 31, 2019 we have completed construction of the building.
Investment Management and Services Segment Revenues
Fees are earned on the following types of services provided:

•	Investment management, including acquisition, asset management, construction management, financing and disposition services;

•	Property services, including management of commercial real estate for third-party clients, commingled fund investors, and investments held by Kennedy Wilson;

•
Auction and conventional sales, including marketing and sales strategies for all types of commercial and residential real estate, including single family homes, mixed-use developments, estate homes, multifamily dwellings, new home projects, conversions and scattered properties;

•	Brokerage services, including innovative marketing programs tailored to client objectives for all types of investment-grade and income-producing real estate; and

•
Research, including consulting practice and data and analytics for the residential real estate development and new home construction industry (until the Company's sale of Meyers Research in the fourth quarter of 2018).

The following table shows Adjusted Fees for the three-month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(dollars in millions)	2019	2018
Investment management and real estate services fees	$8.8	$10.1
Non-GAAP adjustments:
Add back:
KW share of fees eliminated in consolidation(1)	3.7	0.7
Performance fees included in unconsolidated investments	2.2	10.3
Adjusted Fees(2)	$14.7	$21.1
(1) The three months ended March 31, 2019 and 2018 include $3.4 million and $1.2 million, respectively, of fees recognized in net (income) loss attributable to noncontrolling interests relating to portion of fees paid by noncontrolling interest holders.
(2) See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Adjusted Fees.

Investment management and real estate services fees were $8.8 million during the three months ended March 31, 2019 as compared to $10.1 million for the same period in 2018. See explanation below.
Fees earned from investments that were eliminated in consolidation totaled $3.7 million during the three months ended March 31, 2019 as compared to $0.7 million for the same period in 2018. See explanation below.
The table below shows a breakdown of Adjusted Fees from investment management and real estate related services for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(dollars in millions)	2019	2018
Fee Description
Investment Management - Base	$3.7	$3.1
Investment Management - Performance	5.6	10.3
Investment Management - Acquisition/ Disposition	1.0	—
Investment Management - Total	10.3	13.4

Property Services	4.4	3.8
Research	—	3.9
Total Adjusted Fees(1)	$14.7	$21.1
(1)See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Adjusted Fees.
Investment management
Investment management generated adjusted fees of $10.3 million during the three months ended March 31, 2019 as compared to $13.4 million for the same period in 2018. The increase of $0.6 million in base management fees period-over-period, is due to fees earned on the AXA Joint Venture which was established during the second quarter of 2018.
During the three months ended March 31, 2019, we received performance fees from the sale of the Ritz Carlton, Lake Tahoe hotel and the sale of a multifamily property in the Western United States. We also recorded an increase in the accrual for performance fees related to the increase in the underlying fair value of assets held by Fund V. During the three months ended March 31, 2018 Fund V had a higher accrual for performance fees as compared to first quarter of 2019 due to sale of a multifamily portfolio that closed in the beginning of 2018.
Acquisition/disposition fees relate to two separate acquisitions for a partner in a separate account arrangement.
Property Services
Real estate related services fees increased to $4.4 million during the three months ended March 31, 2019 as compared to $3.8 million for the same period in 2018 due to higher leasing commissions earned.
Research
We sold Meyers Research in the fourth quarter of 2018 which resulted in the loss of research fees. During the three months ended March 31, 2018 we had earned $3.9 million of fees.
Expenses
Investments Segment Expenses
Rental expenses were flat for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Although rental income decreased during the three months ended March 31, 2019 as compared to the prior period, rental expenses remained consistent primarily due to one-time dilapidations expenditures in Europe. In the United Kingdom, as tenants vacate office space they are required to return their office space to the same condition as they received it. In many instances, instead of doing the work, the tenant will make a payment to the lessor. Under U.S. GAAP, these payments are required to be recorded to rental income over the life of the lease or when they meet the revenue recognition requirements (which are typically near the end of the lease as the lessor does not know if the tenant will do the work themselves or make a payment). As we complete refurbishment of the space, expenditures are recorded to rental expenses. We recorded dilapidations payments of $2.2 million in 2018 and have been incurring the expenditures to refurbish the vacant space in the current year and incurring rental expenses during the current year.
Hotel expenses decreased to $14.6 million for the three months ended March 31, 2019 as compared to $30.8 million for the three months ended March 31, 2018 due to the sale of Park Inns hotels in the fourth quarter of 2018 and the Ritz Carlton, Lake Tahoe hotel during the first quarter of 2019.
During the three months ended March 31, 2019, we recognized additional costs to complete on 200 Capital Dock, due to the construction progression on the building that resulted in $1.2 million of sale-related costs. During the three months ended March 31, 2018, we recognized sale-related costs of $8.4 million.
Compensation expense for the three months ended March 31, 2019 decreased to $15.1 million as compared to $16.2 million for the three months ended March 31, 2018 due to lower discretionary bonuses.
Depreciation and amortization decreased to $49.1 million during the three months ended March 31, 2019 as compared to $55.7 million for the three months ended March 31, 2018 primarily due to the deconsolidation of multifamily assets in connection with our previous partner's sale of its interests and our contribution of our interests to the AXA Joint Venture and the Company being a net seller in 2018 and the first quarter of 2019.
Investment Management and Real Estate Services Segment Expenses
Expenses for the three months ended March 31, 2019 decreased to $7.8 million for the three months ended March 31, 2019 as compared to $13.1 million for the three months ended March 31, 2018 primarily due to lower compensation and general and administrative expenses from the sale of the Meyers Research which reduced our headcount by 140 people period over period.
Corporate Expenses
Expenses for the three months ended March 31, 2019 increased to $16.8 million for the three months ended March 31, 2019 as compared to $15.9 million due to an increase in long-term deferred compensation.
Income from Unconsolidated Investments
    The following table presents income from unconsolidated investments recognized by Kennedy Wilson during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Operating performance, net of depreciation of $2.1 and $3.5	$8.8	$2.7
Realized gains	2.4	0.3
Fair value	28.3	12.7
Performance fees (included in adjusted fees)	2.2	10.3
Total income from unconsolidated investments	$41.7	$26.0
During the three months ended March 31, 2019, income from unconsolidated investments was $41.7 million as compared to $26.0 million for the same period in 2018. The increase in operating performance is due to the deconsolidation of multifamily assets in Dublin into the AXA Joint Venture and are now accounted for as unconsolidated investments. The realized gain relates to the sale of a multifamily property in the Western United States.
In addition to the above, during the three months ended March 31, 2019, the Company recognized fair value gains and performance fees of $28.3 million and $2.2 million, respectively, related primarily to cap rate compression, asset sales, and improved property performance by its FV Option investments and investments held within the funds managed by the Company. The largest gain in the period was a $20.0 million fair value gain on our VHH portfolio. These gains were partially offset by foreign exchange fair value losses on multifamily and development joint ventures in Ireland.
Income from unconsolidated investments during the three months ended March 31, 2018 primarily relates to operating distributions. During the three months ended March 31, 2018, the Company recognized fair value gains and performance fees of $12.7 million and $10.3 million, respectively, related primarily to resyndications under our VHH partnership, asset sales, and improved property performance by its FV Option investments and investments held within the funds managed by the Company.
Gain on sale of real estate, net was $34.9 million for the three months ended March 31, 2019 compared to $28.0 million during the same period in 2018. The gains recognized during the three months ended March 31, 2019 relate to the sale of the Ritz Carlton Hotel, Lake Tahoe and smaller, non-core retail assets in the Western United States and non-core commercial properties in the United Kingdom. The gains recognized during the three months ended March 31, 2018 relate primarily to the sales of non-core assets out of our United Kingdom commercial property portfolio.
Interest expense was $55.3 million for the three months ended March 31, 2019 as compared to $58.9 million for the same period in 2018. The decrease is due to the deconsolidation of multifamily assets into the AXA Joint Venture, the net sale of properties which were encumbered by mortgage debt and increased capitalized interest relating to our development properties.
Other expense was $2.5 million for the three months ended March 31, 2019 as compared to other income of $0.1 million for the same period in 2018. The expense during the three months ended March 31, 2019 relates to transactional foreign currency exchange losses relating to the weakening of the Euro during the period.
During the three months ended March 31, 2019, Kennedy Wilson generated pretax book income of $5.6 million related to its global operations and recorded a tax provision of $4.0 million or 71.4% of pretax book income. The effective rate for the quarter is above the US statutory rate principally as a result of non-deductible executive compensation, non-deductible foreign depreciation in the United Kingdom and losses in foreign jurisdictions where the tax benefit rate is below the US statutory rate.
Acquisition-related expenses were $0.8 million for the three months ended March 31, 2019 with no comparable activity in the prior period. The increase is due to expenses associated with costs that were incurred investigating potential transactions that ultimately were not consummated.
We had net income of $6.9 million attributable to noncontrolling interests during the three months ended March 31, 2019 compared to a net income of $1.4 million during the three months ended March 31, 2018. The increase in income attributable to noncontrolling interest is due to allocation of gains associated with the sale of Ritz Carlton, Lake Tahoe hotel.
Other Comprehensive Income
The two major components that drive the change in other comprehensive income are the change in foreign currency rates and the gain or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Net loss attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(5.3)	$(2.4)
Unrealized foreign currency translation (loss) gain, net of noncontrolling interests and tax	(16.0)	30.3
Amounts reclassified out of accumulated other comprehensive loss during the period	—	(0.1)
Unrealized foreign currency derivative contract gain (loss), net of noncontrolling interests and tax	32.9	(7.4)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$11.6	$20.4
Included within the net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders there are realized foreign exchange amounts relating to translation of cash amounts held in different functional currencies of the subsidiary that holds it and realized gains and losses on derivative investments that are not treated as net investment hedges. The table below represents the amount of foreign exchange movements recorded to the statement of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Realized foreign currency exchange (loss) gain - consolidated statements of operations	$(3.1)	$0.1
Realized foreign currency derivative contract loss - consolidated statements of operations	—	(0.3)
Statement of Operations - realized foreign currency exchange	$(3.1)	$(0.2)
The main currencies that we have exposure to are the euro and pound sterling. The table below represents the change in rates over the three months ended March 31, 2019 and 2018 as compared to the U.S. Dollar:

	Three Months Ended March 31,
	2019	2018
Euro	(2.1)%	2.7%
GBP	2.2%	3.7%
Comprehensive income, net of taxes and noncontrolling interests, for the three months ended March 31, 2019 and 2018 was income of $11.6 million and $20.4 million, respectively.  The Company experienced net unrealized gains on foreign currency through other comprehensive income for the period due to the strengthening of the GBP against both U.S. dollar and the Euro. This was offset by the weakening of the Euro against the U.S. Dollar. Unrealized hedge gains were driven by hedges that KWE holds on its euro denominated investments which includes the $26.4 million gain on the KWE Notes as discussed in Note 9.

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
Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, dividend payments to our shareholders, development, redevelopment and capital expenditures and, potentially, share repurchases and acquisitions. We currently expect to meet our short-term liquidity requirements through our existing cash and cash equivalents plus capital generated from our IMRES business, sales of real estate as well as availability on our current revolving lines of credit ($500.0 million undrawn as of March 31, 2019). As of March 31, 2019, we and our consolidated subsidiaries had approximately $943.0 million of potential liquidity, which includes approximately $500.0 million of availability under lines of credit and $442.9 million of cash. As of March 31, 2019 we have $36.2 million of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties.
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
Development and Redevelopment
Kennedy Wilson has a number of market rate development, redevelopment and entitlement projects that are underway or in the planning stages.  Unlike its residential projects that are held for sale, these initiatives may ultimately result in market-rate income producing assets (1,557 multifamily units and 0.8 million commercial rentable square feet), along with substantial upgrades to certain multifamily and commercial properties and hotels that are already producing income for the Company. If these projects were brought to completion, the estimated share of the Company's total cost would be approximately $981.0 million, which we expect would be funded through our existing equity, third party equity, project sales and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. As of March 31, 2019, we have incurred $279.0 million of costs to date and expect to spend an additional $702.0 million to develop to completion or complete the entitlement process on these projects. Of the $702.0 million of remaining costs to complete we currently expect $342 million of it to be funded through cash from us over the life of the projects.
In addition to the market rate development and redevelopment projects described above we have 2,531 affordable and/or age-restricted multifamily units within our VHH platform that we are currently developing or in the process of stabilizing. We expect to have no cash equity basis in these projects at completion due to the use of property level debt and proceeds from the sale of tax credits. If these projects are brought to completion we expect to receive $27.9 million in cash from paid developer fees and proceeds from the sale of tax credits.
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

				If Completed				Current
Location	Type	Investment	Status	Est. Completion Date(1)	Commercial Sq. Ft.	MF Units / Hotel Rooms	KW Est. Total Cost(5)	KW Costs Incurred(4)(5)	KW Est. Costs to Complete(2)
2020-2021
Spain(3)	Retail	Puerta del Sol	In Planning	2020	37,000	—	$64	$60	$4
Nor Cal	Multifamily	Santa Rosa	Under Construction	2020	—	120	35	5	30
Mountain States	Multifamily	Rosewood/RiverPointe	2 In Design	2020	—	161	32	3	29
Ireland(3)	Multifamily	Clancy Quay - Phase 3	Under Construction	2020	6,000	259	55	26	29
Ireland(3)	Office	Hanover Quay	Received Planning	2020	69,000	—	37	9	28
Ireland(3)	Office	Kildare	Received Planning	2021	64,000	—	53	10	43
	2020-2021 Total				176,000	540	$276	$113	$163
2022-2023
Nor Cal	Office	400/430 California	Under Construction	2022	247,000	—	$21	$15	$6
Ireland(3)	Mixed-Use	Leisureplex	In Design	2022	19,000	180	101	19	82
Ireland(3)	Multifamily	Grange	In Design	2022	—	235	53	7	46
Ireland(3)	Mixed-Use	City Block 3	In Design	2022	375,000	452	248	69	179
Hawaii	Hotel	Kona Village Resort	Under Construction	2022	—	150	282	56	226
	2022-2023 Total				641,000	1,017	$705	$166	$539

	Total				817,000	1,557	$981	$279	$702
(1) The actual completion date for projects is subject to several factors, many of which are not within our control. Accordingly, the projects identified may not be completed when expected, or at all.

(2)
Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of March 31, 2019. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. Kennedy Wilson expects to fund $342 million of its share of remaining costs to complete with cash. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase. KW cost to complete differs from KW share total capitalization as the latter includes costs that have already been incurred to date while the former relates to future estimated costs.

(3) Estimated foreign exchange rates are €0.89 = $1 USD and £0.77 = $1 USD, related to NOI.
(4) Excludes $64 million of costs incurred on three assets totaling 0.1 million commercial sq.ft. where scope of projects are still being explored.
(5) Includes land costs.
Share Repurchase Plan
On March 20, 2018, our Board of Directors approved the repurchase of up to $250 million of the Company’s common stock. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of the Company’s restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the company’s discretion. The program does not obligate the Company to repurchase any specific number of shares and, subject to compliance with applicable laws, may be suspended or terminated at any time without prior notice. As of March 31, 2019, we had $76.8 million remaining under the current plan for stock repurchases.
Consolidated and Unconsolidated Investment Portfolio
In addition to our development and redevelopment initiatives we regularly implement a value-add approach to our consolidated and unconsolidated investments which includes rehabbing properties and adding or updating property amenities.  The capital required to implement these value-add initiatives is typically funded with capital calls, refinancing or supplemental financings at the property level.  We are not required to make these investments, but they are a key driver in our ability to increase net operating income at our properties post acquisition. We typically invest $50 million to $100 million a year to fund capital expenditures for our consolidated and unconsolidated investment portfolio.

Under our current joint venture strategy, we generally contribute property expertise and a fully funded initial cash contribution, with commitments to provide additional funding. As of March 31, 2019, we have unfulfilled capital commitments totaling $97.6 million to our unconsolidated investments.
Cash Flows

The following table summarizes the cash provided by or used in our operating, investing and financing activities for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Net cash (used in) provided by operating activities	$(25.1)	$48.8
Net cash provided by (used in) investing activities	100.8	(54.6)
Net cash (used in) provided by financing activities	(122.9)	79.1
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions from our unconsolidated investments, revenues from our IMRES business net of operating expenses and other general and administrative costs.  We had cash flows used in operations of $25.1 million and cash flows provided by operations of $48.8 million for the three months March 31, 2019 and 2018, respectively. Cash inflows from operations are from consolidated rental properties and unconsolidated investments. We have experienced a decline in cash flows from rental properties as we have been a net seller of assets in the first quarter of 2019 and 2018 and used those proceeds to fund development initiatives and value add capital expenditures which has also led to a temporary decrease in operating cash flows. These amounts are partially offset from the payment of annual discretionary compensation during both periods and interest expense to fund our investment business. The decrease in cash flow from operations is primarily due to the timing of when discretionary bonuses were paid. Typically bonuses are paid in the first quarter of the following year and a significant portion of the 2017 bonus was paid during the fourth quarter of 2017 which led to an increase in cash flow from operations during the three months ended March 31, 2018.
Investing
Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in unconsolidated investments, capital expenditures, purchases of loans secured by real estate, as well as cash received from property sales and return of capital from our unconsolidated investments. Net cash provided by investing activities totaled $100.8 million for the three months ended March 31, 2019. We received $177.3 million from the sale of Ritz Carlton Lake Tahoe hotel and non-core retail properties in the Western United States. We spent $56.9 million on capital expenditures on consolidated assets, our development properties and value add additions to our operating properties. We also contributed $20.3 million to unconsolidated investments which were primarily with respect to certain office properties in the Western United States and capital calls associated with development projects in Dublin, Ireland.
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
Financing
Our net cash related to financing activities are generally impacted by capital-raising activities net of dividends and distributions paid to common shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash used in financing activities totaled $122.9 million for the three months ended March 31, 2019.  Kennedy Wilson received proceeds of $296.9 million from mortgage loans to finance and refinance consolidated property acquisitions. These were offset by repayment of $251.4 million of mortgage debt. Proceeds received and payments on investment debt was primarily due to the refinancing of the construction loan at Capital Dock into a five-year loan bearing interest at 1.56%. We paid $122.7 million in distributions to noncontrolling interests due to the sale of the Ritz Carlton hotel in Lake Tahoe and distribution relating to excess proceeds on Capital Dock refinancing. We also repaid $10.7 million in shareholder loans to noncontrolling interest holders in Capital Dock with the proceeds from the refinance. The Company paid dividends of $30.3 million and repurchased $7.9 million of the Company's common stock.
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

Contractual Obligations and Commercial Commitments
At March 31, 2019, Kennedy Wilson's contractual cash obligations, including debt, operating leases and ground leases, included the following:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations(6)
Borrowings:(1) (4)
Mortgage Debt (2) (4)	$3,007.8	$67.8	$516.5	$866.0	$1,557.5
Senior notes(3) (4)	1,150.0	—	—	1,150.0	—
Credit Facility (4)	75.0	—	75.0	—	—
KWE Unsecured bonds(4) (5)	1,269.3	—	651.8	—	617.5
Total borrowings	5,502.1	67.8	1,243.3	2,016.0	2,175.0
Operating leases	6.2	1.5	4.0	0.6	0.1
Ground leases(8)	47.8	0.4	1.4	0.9	45.1
Total contractual cash obligations(7)	$5,556.1	$69.7	$1,248.7	$2,017.5	$2,220.2

(1) Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year - $150.7 million; 1-3 years - $590.7 million; 4-5 years - $270.9 million; After 5 years - $160.6 million. The interest payments on variable rate debt have been calculated using the interest rate in effect at March 31, 2019.
(2) Excludes $1.8 million of net unamortized debt premium on mortgage debt.
(3) Excludes $4.5 million of net unamortized debt discount on senior notes.
(4) Excludes $42.2 million of unamortized loan fees.
(5) Excludes $3.5 million net unamortized discount on KWE unsecured bonds
(6) Kennedy Wilson's share of contractual obligations, (excluding amounts that are attributable to noncontrolling interests), including debt and operating leases, consisted of the following: Less than 1 year - $67.4 million; 1-3 years - $1,238.5 million; 4-5 years - $1,677.9 million; After 5 years - $2,038.3 million.
(7) Table above excludes $97.6 million unfulfilled capital commitments to our unconsolidated investments.
(8) Ground leases on consolidated assets. Amounts are undiscounted and have leases that expire as far out as 2258.
Indebtedness and Related Covenants
The following describes KWH's corporate indebtedness and related covenants.
Senior Notes Payable
In March 2014, Kennedy-Wilson, Inc., completed a public offering of $300.0 million aggregate principal amount of 5.875% Senior Notes due 2024 (the “2024 Notes”), for approximately $290.7 million, net of discount and estimated offering expenses. The 2024 Notes were issued pursuant to an indenture dated as of March 25, 2014, by and among Kennedy-Wilson, Inc., as issuer, and Wilmington Trust National Association, as trustee, as supplemented by a supplemental indenture, dated as of March 25, 2014, by and between Kennedy-Wilson, Inc. as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantors, and Wilmington Trust National Association, as trustee (the indenture, as so supplemented, the “2024 Indenture”). The issuer's obligations under the 2024 Notes are fully and unconditionally guaranteed by Kennedy-Wilson Holdings, Inc. and the subsidiary guarantors. At any time prior to April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at the redemption price specified in the 2024 Indenture, plus accrued and unpaid interest, if any, to the redemption date. Interest on the 2024 Notes accrues at a rate of 5.875% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2014. The 2024 Notes will mature on April 1, 2024. In November 2014, August 2016 and March 2018, we completed additional public offerings of $350 million, $250 million and $250 million, respectively, aggregate principal amounts of 5.875% Senior Notes, due 2024 (the “Additional Notes”). The Additional Notes have substantially identical terms as the 2024 Notes described above, and are treated as a single series with the 2024 Notes under such 2024 Indenture. The Additional Notes were issued and sold at public offering prices of 100.0% in November 2014, 100.0% in August 2016 and 98.625% in March 2018 of their principal amount, plus accrued interest. The amount of the 2024 Notes included in the accompanying consolidated balance sheets was $1.1 billion at March 31, 2019.
KWE Senior Notes Payable
KWE has bonds outstanding ("KWE Bonds") of approximately $651.5 million (based on March 31, 2019 rates) (£500 million) in 3.95% fixed-rate senior unsecured bonds due 2022. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros.
KWE also established a £2.0 billion (approximately $2.6 billion based on March 31, 2019 rates) Euro Medium Term Note Programme ("EMTN"). Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. KWE has drawn down under its EMTN Programme, with issuances of senior unsecured notes for an aggregate principal amount of approximately $617.0 million (based on March 31, 2019 rates) (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $614.6 million, have an annual fixed coupon of 3.25% and mature in 2025. The KWE Notes rank pari passu with the KWE Bonds and are subject to the same restrictive covenants.
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

The Company has an outstanding balance of $75.0 million on the A&R Facility with $500.0 million available to be drawn under the revolving credit facility as of March 31, 2019.
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
The A&R Facility has certain covenants as defined within its Amended and Restated Credit Agreement, Dated as of October 20, 2017 (the "Credit Agreement") that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, repurchase capital stock or debt, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65% , measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00 , measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,066,775,300 plus an amount equal to fifty percent ( 50% ) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of the Closing Date, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $300,351,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55% , measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million.
As of March 31, 2019, the Company was in compliance with all covenant calculations. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
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
Off-Balance Sheet Arrangements
We have provided guarantees associated with loans secured by consolidated assets. At March 31, 2019, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $26.5 million. The guarantees expire through 2021, and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
As of March 31, 2019, we have unfulfilled capital commitments totaling $97.6 million to our unconsolidated investments. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
Please refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for discussion of our non-recourse carve-out guarantees arrangements, as there have been no material changes to that disclosure.
Certain Non-GAAP Measures and Reconciliations
The table below is a reconciliation of Non-GAAP measures to their most comparable GAAP measures, for amounts relating to the three months ended March 31, 2019 dated back through 2015.

	Three Months Ended March 31,
(dollars in millions)	2019	2018	2017	2016	2015
Net (loss) income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$(5.3)	$(2.4)	$0.8	$(7.4)	$(3.5)
Non-GAAP Adjustments
Add back:
Interest expense	55.3	58.9	50.0	44.6	32.4
Kennedy Wilson's share of interest expense included in unconsolidated investments	8.5	5.1	5.5	6.1	6.4
Depreciation and amortization	49.1	55.7	49.7	48.3	36.6
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	2.1	3.5	4.3	5.2	8.8
Provision for (benefit from) from income taxes	4.0	(2.6)	(4.1)	0.5	(8.1)
Share-based compensation	10.4	9.9	10.7	17.5	7.3
EBITDA add backs attributable to noncontrolling interests	(3.9)	(5.5)	(39.6)	(43.0)	(26.2)
Adjusted EBITDA	$120.2	$122.6	$77.3	$71.8	$53.7

	Three Months Ended March 31,
(Dollars in millions)	2019	2018	2017	2016	2015
Net income (loss)	$1.6	$(1.0)	$0.9	$20.5	$(4.3)
Non-GAAP adjustments:
Add back:
Depreciation and amortization	49.1	55.7	49.7	48.3	36.6
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	2.1	3.5	4.3	5.2	8.8
Share-based compensation	10.4	9.9	10.7	17.5	7.3
Net income attributable to the noncontrolling interests, before depreciation and amortization(1)	(9.3)	(4.9)	(22.9)	(53.2)	(17.9)
Adjusted Net Income(2)	$53.9	$63.2	$42.7	$38.3	$30.5
(1) (2) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Net Income.

	Three Months Ended March 31,
(dollars in millions)	2019	2018	2017	2016	2015
Investment management, property services and research fees(1)	$8.8	$10.1	$11.0	$12.6	$10.6
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation	3.7	0.7	7.2	7.5	7.0
Performance fees included in unconsolidated investments	2.2	10.3	6.5	6.5	5.8
Kennedy Wilson's share of fees in unconsolidated service businesses	—	—	2.9	3.4	3.7
Adjusted Fees	$14.7	$21.1	$27.6	$30.0	$27.1
(1) Amounts previously presented as Management and leasing fees and commissions on prior period statement of operations. Amounts above represent total of fees and commissions from prior periods.
Same property analysis
The same property analysis reflects, and is weighted by, Kennedy Wilson's ownership in each underlying property.
The table below is a reconciliation of Non-GAAP measures included within the Company's same property analysis, to their most comparable GAAP measures.

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Same Property		Same Property
	Revenue	NOI	Revenue	NOI
Net Income (loss)	$1.6	$1.6	$(1.0)	$(1.0)
Less: Benefit from (provision for) income taxes	4.0	4.0	(2.6)	(2.6)
Less: Income from unconsolidated investments	(41.7)	(41.7)	(26.0)	(26.0)
Less: Gain on sale of real estate, net	(34.9)	(34.9)	(28.0)	(28.0)
Add: Acquisition-related expenses	0.8	0.8	—	—
Add: Interest expense	55.3	55.3	58.9	58.9
Less: Other income (loss)	2.5	2.5	(0.1)	(0.1)
Less: Sale of real estate	(1.1)	(1.1)	(9.4)	(9.4)
Less: Investment management, property services and research fees	(8.8)	(8.8)	(10.1)	(10.1)
Add: Rental expenses	41.0	—	41.6	—
Add: Hotel expenses	14.6	—	30.8	—
Add: Cost of real estate sold	1.2	1.2	8.4	8.4
Add: Commission and marketing	1.0	1.0	1.4	1.4
Add: Compensation and related	35.3	35.3	39.6	39.6
Add: General and administrative	10.9	10.9	11.4	11.4
Add: Depreciation and amortization	49.1	49.1	55.7	55.7
Less: NCI adjustments (1)	(4.7)	(1.9)	(13.9)	(6.8)
Add: Unconsolidated investment adjustments (2)	19.2	13.3	18.5	12.8
Add: Straight-line and above/below market rents	(2.0)	(2.0)	(4.6)	(4.6)
Less: Reimbursement of recoverable operating expenses	(7.2)	—	(9.6)	—
Less: Properties bought and sold (3)	(7.8)	(1.4)	(33.5)	(16.9)
Less: Other properties excluded (4)	(8.5)	(0.1)	(6.4)	(3.7)
Other Reconciling Items (5)	(0.4)	(1.0)	(5.3)	—
Same Property	$119.4	$82.1	$115.8	$79.0

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Same Property		Same Property
Same Property (Reported)	Revenue	NOI	Revenue	NOI
Commercial - Same Property	$46.0	$41.1	$44.1	$39.5
Multifamily Market Rate Portfolio - Same Property	54.4	36.6	51.7	34.0
Multifamily Affordable Portfolio - Same Property	6.2	4.3	5.9	4.1
Hotel - Same Property	12.8	0.1	14.1	1.4
Same Property	$119.4	$82.1	$115.8	$79.0
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
(4) Represents properties excluded from the same property population that were not stabilized during the applicable periods.
(5) Represents other properties excluded from the same property population that were not classified as either a commercial or multifamily property within the Company’s portfolio. Also includes immaterial adjustments for foreign exchange rates, changes in ownership percentages, and certain non-recurring income and expenses.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure relates to: changes in interest rates in connection with our short-term borrowings and fluctuations in foreign currency exchange rates in connection with our foreign operations.
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of March 31, 2019, 82% of our consolidated level debt is fixed rate, 7% is floating rate with interest caps and 11% is floating rate without interest caps. As such, fluctuations in interest rates may impact our floating rate debt (and floating rate debt with interest caps to a lesser extent) and cause our consolidated interest expense and income from unconsolidated investments to fluctuate. Typically, these fluctuations do not give rise to a significant long-term interest rate risk because they have generally short maturities.

We hold variable rate debt on some of our consolidated and unconsolidated properties that are subject to interest rate fluctuations. These variable rates generally are based on the lender’s base rate, prime rate, EURIBOR, GBP LIBOR, or LIBOR plus an applicable borrowing margin. Additionally, in order to mitigate some of the risk associated with increasing interest rates we have purchased interest rate caps that limit the amount that interest expense can increase with rate increases.  However, some of our debt is uncapped and the mortgages that do have interest caps are subject to increased interest expense until rates hit the level of caps that have been purchased.  If there was a 100-basis point increase or decrease, we would have a $7.3 million increase in interest expense or $4.7 million in interest expense savings during 2019 on our current consolidated mortgages.  The weighted average strike price on caps and maturity of Kennedy Wilson’s variable rate mortgages is 3.18% and approximately 2.3 years, respectively, as of March 31, 2019.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of March 31, 2019. The weighted average interest rate for the various assets and liabilities presented are actual as of March 31, 2019. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
(Dollars in millions)	2019	2020	2021	2022	2023	Thereafter	Total	As of March 31, 2019
Interest rate sensitive assets
Cash and cash equivalents	$442.9	$—	$—	$—	$—	$—	$442.9	$442.9
Average interest rate	0.49%	—%	—%	—%	—%	—%	0.49%	—
Fixed rate receivables	27.2	—	0.5	—	—	—	27.7	27.7
Average interest rate (1)	5.00%	—%	5.00%	—%	—%	—%	5.00%	—
Variable rate receivables	—	—	—	—	—	—	—	—
Average interest rate	—%	—%	—%	—%	—%	—%	—%	—
Total	$470.1	$—	$0.5	$—	$—	$—	$470.6	$470.6
Weighted average interest rate	0.57%	—%	5.00%	—%	—%	—%	0.58%
Interest rate sensitive liabilities
Variable rate borrowings	$54.0	$—	$163.3	$259.9	$25.4	$473.0	$975.6	$1,065.9
Average interest rate	2.65%	—%	4.98%	1.98%	5.39%	2.26%	2.74%	—
Fixed rate borrowings	7.8	99.5	36.3	664.3	351.3	3,367.3	4,526.5	4,463.7
Average interest rate	4.35%	3.04%	4.53%	3.96%	3.26%	4.32%	4.16%	—
Total	$61.8	$99.5	$199.6	$924.2	$376.7	$3,840.3	$5,502.1	$5,529.6
Weighted average interest rate	2.86%	3.04%	4.89%	3.40%	3.40%	4.07%	3.91%

(1) Interest rate sensitive assets' weighted average interest rates are exclusive of non-performing receivables.
Currency Risk - Foreign Currencies
A significant portion of our business is located outside the United States. As such, we have foreign currency fluctuation risk with respect to those investments and business units. In certain instances, we utilize foreign currency hedging derivatives to mitigate the impact of this risk on our equity.
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
Approximately 45% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. As of March 31, 2019, we executed hedge transactions relating to 77% of the gross asset carrying value of our euro denominated investments and 88% of the gross asset carrying value of our GBP denominated investments.
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
If there was a 5% increase or decrease in foreign exchange rates on the currencies we invest to the U.S. Dollar our net asset value would increase by $11.5 million or decrease by $10.8 million, respectively. If rates increase or decrease by 10% we would have an increase of $23.0 million and a decrease of $20.7 million.

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

The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. There were no material changes from the risk factors disclosed in Item 1A of our report on Form 10-K for the fiscal year ended December 31, 2018, as supplemented by the risk factors disclosed in Item 1A of our report on Form 10-Q for the fiscal quarter ended March 31, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
Jan 1 - Jan 31, 2019	239,315	$18.47	14,063,745	$80,295,329
February 1 - February 28, 2019	—	$—	14,063,745	$80,295,329
March 1 - March 31, 2019	163,224	$21.37	14,226,969	$76,807,232
Total	402,539		14,226,969	$76,807,232
(1) On March 20, 2018, our board of directors authorized us to repurchase up to $250 million of our common shares, from time to time, subject to market conditions. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of the Company’s restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the company’s discretion.

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

KENNEDY-WILSON HOLDINGS, INC.

Dated:	May 2, 2019	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)