Form 10-Q
period 2019-06-30
Kennedy-Wilson Holdings, Inc.
filed 2019-08-01
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
The number of shares of common stock outstanding as of July 31, 2019 was 142,534,436.

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
“Adjusted EBITDA” represents net income before interest expense, our share of interest expense included in income from investments in unconsolidated investments, depreciation and amortization, our share of depreciation and amortization included in income from unconsolidated investments, loss on early extinguishment of corporate debt, provision for (benefit from) income taxes, share-based compensation expense for the Company and EBITDA attributable to noncontrolling interests.  Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP measures” for a reconciliation of Adjusted EBITDA to net income as reported under GAAP. Our management uses Adjusted EBITDA to analyze our business because it adjusts net income for items we believe do not accurately reflect the nature of our business going forward or that relate to non-cash compensation expense or noncontrolling interests. Such items may vary for different companies for reasons unrelated to overall operating performance. Additionally, we believe Adjusted EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations. However, Adjusted EBITDA is not a recognized measurement under GAAP and when analyzing our operating performance, readers should use Adjusted EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not remove all non-cash items or consider certain cash requirements such as tax and debt service payments. The amount shown for Adjusted EBITDA also differs from the amount calculated under similarly titled definitions in our debt instruments, which are further adjusted to

i

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

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
(Dollars in millions, except share and per share amounts)

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$404.0	$488.0
Accounts receivable (including $10.7 and $4.2 of related party)	51.1	56.6
Real estate and acquired in place lease values (net of accumulated depreciation and amortization of $669.2 and $623.6)	5,163.0	5,702.5
Unconsolidated investments (including $835.8 and $662.2 at fair value)	1,073.8	859.9
Other assets	304.3	274.8
Total assets(1)	$6,996.2	$7,381.8

Liabilities
Accounts payable	$17.5	$24.1
Accrued expenses and other liabilities	505.6	513.7
Mortgage debt	2,675.3	2,950.3
KW unsecured debt	1,254.4	1,202.0
KWE unsecured bonds	1,253.1	1,260.5
Total liabilities(1)	5,705.9	5,950.6

Equity
Common stock, $0.0001 par value per share, 200,000,000 authorized, 142.534,436 and 143,205,394 shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	1,747.3	1,744.6
Accumulated deficit	(71.8)	(56.4)
Accumulated other comprehensive loss	(429.3)	(441.5)
Total Kennedy-Wilson Holdings, Inc. shareholders' equity	1,246.2	1,246.7
Noncontrolling interests	44.1	184.5
Total equity	1,290.3	1,431.2
Total liabilities and equity	$6,996.2	$7,381.8

(1) The assets and liabilities as of June 30, 2019 include $190.2 million (including cash held by consolidated investments of $10.8 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $170.6 million) and $138.6 million (including investment debt of $130.3 million), respectively, from consolidated variable interest entities ("VIEs"). The assets and liabilities as of December 31, 2018 include $657.8 million (including cash held by consolidated investments of $31.6 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $602.5 million) and $317.4 million (including investment debt of $283.6 million), respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Rental	$112.0	$134.9	$227.8	$269.2
Hotel	22.8	37.8	37.8	74.1
Sale of real estate	—	32.8	1.1	42.2
Investment management, property services and research fees (includes $5.0, $3.4, $9.8 and $6.3 of related party fees)	8.9	12.3	17.7	22.4
Total revenue	143.7	217.8	284.4	407.9
Expenses
Rental	33.3	39.7	74.3	81.3
Hotel	15.7	29.4	30.3	60.2
Cost of real estate sold	—	31.4	1.2	39.8
Commission and marketing	0.7	2.1	1.7	3.5
Compensation and related (includes $7.2, $8.8, $17.6 and $18.7 of share-based compensation)	37.0	44.9	72.3	84.5
General and administrative	10.9	13.5	21.8	24.9
Depreciation and amortization	46.2	51.5	95.3	107.2
Total expenses	143.8	212.5	296.9	401.4
Income from unconsolidated investments	5.9	10.9	47.6	36.9
Gain on sale of real estate, net	211.2	236.8	246.1	264.8
Acquisition-related expenses	(1.1)	(0.2)	(1.9)	(0.2)
Interest expense	(55.7)	(67.2)	(111.0)	(126.1)
Other income (loss)	1.9	11.1	(0.6)	11.2
Income before provision for income taxes	162.1	196.7	167.7	193.1
Provision for income taxes	(20.9)	(29.4)	(24.9)	(26.8)
Net income	141.2	167.3	142.8	166.3
Net income attributable to the noncontrolling interests	(90.4)	(57.7)	(97.3)	(59.1)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$50.8	$109.6	$45.5	$107.2
Basic income per share
Income per share	$0.36	$0.77	$0.33	$0.74
Weighted average shares outstanding	139,623,658	141,483,445	139,395,574	144,696,059
Diluted income per share
Income per share	$0.36	$0.77	$0.33	$0.74
Weighted average shares outstanding	140,377,218	142,707,159	140,547,023	145,872,617
Dividends declared per common share	$0.21	$0.19	$0.42	$0.38

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$141.2	$167.3	$142.8	$166.3
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation gain (loss)	13.7	(74.3)	(4.6)	(38.9)
Amounts reclassified out of AOCI during the period	9.8	13.2	9.8	13.1
Unrealized currency derivative contracts (loss) gain	(15.4)	29.6	17.5	22.2
Unrealized loss on interest rate swaps	(0.4)	—	(0.4)	—
Total other comprehensive income (loss) for the period	7.7	(31.5)	22.3	(3.6)

Comprehensive income	148.9	135.8	165.1	162.7
Comprehensive income attributable to noncontrolling interests	(102.7)	(58.7)	(107.3)	(65.1)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$46.2	$77.1	$57.8	$97.6

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Three Months Ended June 30, 2019

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount					Total
Balance at March 31, 2019	142,834,730	$—	$1,747.2	$(92.1)	$(424.6)	$71.7	$1,302.2
Shares forfeited	—	—	—	—	—	—	—
Restricted stock grants (RSG)	23,000	—	—	—	—	—	—
Shares retired due to RSG vesting	(323,294)	—	(7.1)	—	—	—	(7.1)
Shares retired due to common stock repurchase program	—	—	—	—	—	—	—
Stock based compensation	—	—	7.2	—	—	—	7.2
Other comprehensive income (loss):
Unrealized foreign currency translation gain, net of tax	—	—	—	—	20.4	12.3	32.7
Unrealized foreign currency derivative contract loss, net of tax	—	—	—	—	(24.7)	—	(24.7)
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	(0.4)	—	(0.4)
Common stock dividends	—	—	—	(30.5)	—	—	(30.5)
Net income	—	—	—	50.8	—	90.4	141.2
Contributions from noncontrolling interests	—	—	—	—	—	5.2	5.2
Distributions to noncontrolling interests	—	—	—	—	—	(135.5)	(135.5)
Balance at June 30, 2019	142,534,436	$—	$1,747.3	$(71.8)	$(429.3)	$44.1	$1,290.3

Three Months Ended June 30, 2018

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount					Total
Balance at March 31, 2018	150,357,051	$—	$1,871.2	$(121.5)	$(404.3)	$221.3	$1,566.7
Shares forfeited	—	—	—	—	—	—	—
Restricted stock grants (RSG)	1,472,300	—	—	—	—	—	—
Shares retired due to RSG vesting	(268,653)	—	(4.9)	—	—	—	(4.9)
Shares retired due to common stock repurchase program	(7,154,823)	—	(127.4)	(1.3)	—	—	(128.7)
Stock based compensation	—	—	8.8	—	—	—	8.8
Other comprehensive income (loss):
Unrealized foreign currency translation (loss) gain, net of tax	—	—	—	—	(56.9)	0.9	(56.0)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	24.5	—	24.5
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	—
Common stock dividends	—	—	—	(27.5)	—	—	(27.5)
Net income	—	—	—	109.6	—	57.7	167.3
Contributions from noncontrolling interests	—	—	—	—	—	2.2	2.2
Distributions to noncontrolling interests	—	—	—	—	—	(102.7)	(102.7)
Balance at June 30, 2018	144,405,875	$—	$1,747.7	$(40.7)	$(436.7)	$179.4	$1,449.7
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Unaudited)
(Dollars in millions, except share amounts)
Six Months Ended June 30, 2019

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount					Total
Balance at December 31, 2018	143,205,394	$—	$1,744.6	$(56.4)	$(441.5)	$184.5	$1,431.2
Restricted stock grants (RSG)	54,875	—	—	—	—	—	—
Shares retired due to RSG vesting	(573,581)	—	(12.2)	—	—	—	(12.2)
Shares retired due to common stock repurchase program	(152,252)	—	(2.7)	(0.1)	—	—	(2.8)
Stock based compensation	—	—	17.6	—	—	—	17.6
Other comprehensive income (loss):
Unrealized foreign currency translation gain, net of tax	—	—	—	—	4.4	10.0	14.4
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	8.2	—	8.2
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	(0.4)	—	(0.4)
Common stock dividends	—	—	—	(60.8)	—	—	(60.8)
Net income	—	—	—	45.5	—	97.3	142.8
Contributions from noncontrolling interests	—	—	—	—	—	10.5	10.5
Distributions to noncontrolling interests	—	—	—	—	—	(258.2)	(258.2)
Balance at June 30, 2019	142,534,436	$—	$1,747.3	$(71.8)	$(429.3)	$44.1	$1,290.3

Six Months Ended June 30, 2018

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(Dollars in millions, except share amounts)	Shares	Amount					Total
Balance at December 31, 2017	151,561,284	$—	$1,883.3	$(90.6)	$(427.1)	$211.9	$1,577.5
Shares forfeited	(2,600)	—	—	—	—	—	—
Restricted stock grants (RSG)	1,514,800	—	—	—	—	—	—
Shares retired due to RSG vesting	(380,768)	—	(6.8)	—	—	—	(6.8)
Shares retired due to common stock repurchase program	(8,286,841)	—	(147.5)	(1.2)	—	—	(148.7)
Stock based compensation	—	—	18.7	—	—	—	18.7
Other comprehensive income (loss):
Unrealized foreign currency translation (loss) gain, net of tax	—	—	—	—	(26.6)	6.0	(20.6)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	17.1	—	17.1
Unrealized loss on marketable securities, net of tax	—	—	—	—	(0.1)	—	(0.1)
Common stock dividends declared	—	—	—	(56.1)	—	—	(56.1)
Net income	—	—	—	107.2	—	59.1	166.3
Contributions from noncontrolling interests	—	—	—	—	—	6.3	6.3
Distributions to noncontrolling interests	—	—	—	—	—	(103.9)	(103.9)
Balance at June 30, 2018	144,405,875	$—	$1,747.7	$(40.7)	$(436.7)	$179.4	$1,449.7

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$142.8	$166.3
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain from sale of real estate	(246.0)	(267.2)
Depreciation and amortization	95.3	107.2
Above/below and straight-line rent amortization	(3.7)	(8.8)
Provision for deferred income taxes	19.5	16.1
Amortization of deferred loan costs	4.8	8.6
Accretion of interest income on loans	—	(0.6)
Amortization of discount and accretion of premium on issuance of the senior notes and investment debt	0.4	1.3
Unrealized net loss on derivatives	(0.9)	(9.4)
Income from unconsolidated investments	(47.6)	(36.9)
Operating distributions from unconsolidated investments	28.3	25.3
Deferred compensation	1.7	—
Share-based compensation	17.6	18.7
Change in assets and liabilities:
Accounts receivable	0.8	(2.7)
Other assets	(19.0)	(4.1)
Accounts payable, accrued expenses and other liabilities	(25.9)	45.9
Net cash (used in) provided by operating activities	(31.9)	59.7
Cash flows from investing activities:
Collections of loans	—	4.5
Additions to loans	(1.7)	(1.5)
Net proceeds from sale of consolidated real estate	321.6	834.6
Purchases of consolidated real estate	(56.0)	(239.8)
Capital expenditures to real estate	(97.1)	(108.0)
Proceeds from settlement of foreign derivative contracts	9.3	(7.3)
Purchases of foreign derivative contracts	—	(0.8)
Proceeds from sale of marketable securities	—	7.4
Additions to development project asset	(1.2)	(16.4)
Proceeds from development project asset	4.2	38.8
Distributions from unconsolidated investments	33.6	42.6
Contributions to unconsolidated investments	(100.1)	(125.6)
Net cash provided by investing activities	112.6	428.5
Cash flows from financing activities:
Borrowings under senior notes payable	—	246.6
Borrowings under line of credit	75.0	225.0
Repayment of lines of credit	(25.0)	(325.0)
Borrowings under investment debt	367.6	447.2
Repayment of investment debt	(262.2)	(576.6)
Repayment of term loan	—	(75.0)
Payment of Debt issue costs	(2.1)	(7.0)
Repurchase and retirement of common stock	(15.0)	(155.6)
Dividends paid	(59.8)	(57.5)
KWE closing dividend	—	(17.2)
Repayment of shareholder loans to noncontrolling interests	(11.7)	—
Contributions from noncontrolling interests	10.4	15.2
Distributions to noncontrolling interests	(258.2)	(103.9)
Net cash used in by financing activities	(181.0)	(383.8)
Effect of currency exchange rate changes on cash and cash equivalents	16.3	(8.6)
Net change in cash and cash equivalents(1)	(84.0)	95.8
Cash and cash equivalents, beginning of period	488.0	351.3
Cash and cash equivalents, end of period	$404.0	$447.1
(1) See discussion of non-cash effects in the supplemental cash flow information.
See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental cash flow information:

	Six Months Ended June 30,
(Dollars in millions)	2019	2018
Cash paid for:
Interest(1)(2)	$86.3	$94.4
Income taxes	3.9	3.0

(1) $2.1 million and $4.1 million attributable to noncontrolling interests for the six months ended June 30, 2019 and 2018, respectively.
(2) Includes $2.0 million and $3.8 million of capitalized interest for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019 and December 31, 2018 we have $42.1 million and $88.0 million, respectively, of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties.

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
(Dollars in millions)	2019	2018

Accrued capital expenditures	$8.0	$3.3
Dividends declared but not paid on common stock	30.5	27.5

Due to the adoption of ASU 2016-02 on January 1, 2019, the Company has recorded a right of use asset and a corresponding lease liability of $13.6 million, which is recorded as a component of other assets and accrued expenses, respectively, in the accompanying consolidated balance sheets.

During the six months ended June 30, 2019, the Company deconsolidated its interest in the State Street office building, Capital Dock office buildings and Capital Dock residential tower in Dublin, Ireland that were previously consolidated in the Company’s financial statements. The portion of the Company's share of real estate, mortgage loan and other net balance sheet items were removed from the balance sheet. These items along with an increase of $125.5 million to unconsolidated investments were all recorded as non-cash activity.

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1—BASIS OF PRESENTATION
Kennedy Wilson's unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") may have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make their presentation not misleading. In the Company's opinion, all adjustments, consisting of only normal and recurring items, necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2019 and 2018 have been included. The results of operations for these periods are not necessarily indicative of results that might be expected for the full year ending December 31, 2019. For further information, your attention is directed to the footnote disclosures found in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. Throughout these unaudited interim consolidated financial statements “Kennedy Wilson” is referenced, which is defined as the Company and its subsidiaries that are consolidated in its financial statements under U.S. GAAP.  All significant intercompany balances and transactions have been eliminated in consolidation. "KW," “KWH,” “Kennedy Wilson,” the “Company,” “we,” “our,” or “us” are also referred to which are defined as Kennedy-Wilson Holdings, Inc. and its wholly-owned subsidiaries.
 In addition, throughout these unaudited interim consolidated financial statements, “equity partners” is referred to, which is defined as the non-wholly owned subsidiaries that are consolidated in the Company's financial statements under U.S. GAAP and third-party equity partners.
Kennedy Wilson evaluates its relationships with other entities to identify whether they are variable interest entities ("VIEs") as defined in the Accounting Standards Codification ("ASC") Subtopic 810-10, as amended by Accounting Standards Update ("ASU") 2015-02, and to assess whether it is the primary beneficiary of such entities. If the determination is made that Kennedy Wilson is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with the ASC Subtopic 810-10.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
Additionally, Kennedy Wilson elected the fair value option for 23 investments in unconsolidated investment entities ("FV Option" investments). Due to the nature of these investments, Kennedy Wilson elected to record these investments at fair value in order to report the change in value in the underlying investments in the results of our current operations.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

•
Due to the adoption of ASU 2016-02 the Company has recorded a right of use asset and a corresponding lease liability of $13.6 million, which is recorded as a component of other assets, net and accrued expenses, respectively, in the accompanying consolidated balance sheets. The average remaining lease term is 78 years and weighted average discount rate is 2.9% as of June 30, 2019.

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

it has elected the practical expedients to not separate rental recovery revenue from the associated rental revenue, the ASU did not have a significant impact on its results of operations or financial position.

Consistent with the transition guidance under ASU 2018-11, all prior period disclosures remain in accordance with ASC Topic 840.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other, which requires an entity to no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. ASU 2017-04 is required to be adopted for public entities that are SEC filers, for annual and interim periods in fiscal years beginning after December 15, 2019. The Company does not expect the ASU to have a significant impact on Kennedy Wilson's consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which simplifies the application of hedge accounting guidance in current U.S. GAAP and improves the reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its consolidated financial statements. Among the simplification updates, the standard eliminates the requirement in current GAAP to separately recognize periodic hedge ineffectiveness. Mismatches between the changes in value of the hedged item and hedging instrument may still occur but they will no longer be separately reported. The standard requires the presentation of the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. This ASU is effective for public business entities, for annual and interim periods in fiscal years beginning after December 15, 2018. The adoption of this standard did not have a material impact on Kennedy Wilson's consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("TCJA"). This ASU is effective for all entities, for annual and interim periods in fiscal years beginning after December 15, 2018. The adoption of this standard did not have a material impact on Kennedy Wilson's consolidated financial statements.
The FASB did not issue any other ASUs during the first six months of 2019 that the Company expects to be applicable and have a material impact on the Company's financial position or results of operations.
RECLASSIFICATIONS—Certain balances included in prior year's financial statements have been reclassified to conform to the current year's presentation.
NOTE 3—REAL ESTATE AND IN-PLACE LEASE VALUE
The following table summarizes Kennedy Wilson's investment in consolidated real estate properties at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
(Dollars in millions)	2019	2018
Land	$1,326.2	$1,371.3
Buildings	3,735.0	3,958.4
Building improvements	443.2	652.0
In-place lease values	327.8	344.4
	5,832.2	6,326.1
Less accumulated depreciation and amortization	(669.2)	(623.6)
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	$5,163.0	$5,702.5

Real property, including land, buildings, and building improvements are included in real estate and are generally stated at cost. Buildings and building improvements are depreciated on a straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value and depreciated over their respective weighted-average lease term which was 8.8 at June 30, 2019.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Consolidated Acquisitions
The purchase of property is recorded to land, buildings, building improvements, and intangible lease values (including the value of above-market and below-market leases, acquired in-place lease values) based on their respective estimated fair values. The purchase price approximates the fair value of the properties as acquisitions are transacted with third-party willing sellers.
During the six months ended June 30, 2019, Kennedy Wilson acquired a commercial property in the United Kingdom for $55.9 million.
Gains on Sale of Real Estate, Net
During the six months ended June 30, 2019, Kennedy Wilson recognized gains on sale of real estate, net of $246.7 million of which $117.0 million was allocated to non-controlling interest. The net gains include the sale of six commercial properties in the United Kingdom, five retail properties in the Western United States, the Ritz-Carlton, Lake Tahoe hotel, and gain recognized on the deconsolidation of previously consolidated real estate as discussed below.
Deconsolidation of previously consolidated real estate
AXA Investment Managers - Real Assets ("AXA") and the Company previously entered into a joint venture agreement targeting assets in Ireland. During the second quarter 2019, AXA invested in a 50% ownership stake in State Street office building, Capital Dock office buildings and Capital Dock residential tower in Dublin, Ireland that was previously held by the Company and different equity partners that was previously consolidated in the Company’s financial statements.
The Company holds a 50% ownership interest in the assets discussed above through its ownership in this new joint venture with AXA. As the Company does not control the joint venture with AXA, the assets are no longer consolidated and its investment with AXA is accounted for under the equity method and presented as an unconsolidated investment. The Company has elected the fair value option on its interest in this unconsolidated investment and will record the investment at fair value going forward.
Under ASC Subtopic 610-20, due to the deconsolidation, the Company recognized a gain of $205.6 million through gain on sale of real estate, net, of which the Company's share, net of noncontrolling interest, was $100.1 million for the six months ended June 30, 2019.  The Company recognized a gain of $149.3 million through gain on sale of real estate, net, of which the Company's share, net of noncontrolling interest, was $82.5 million for the six months ended June 30, 2018 for multifamily assets in Dublin and Cork, Ireland that were deconsolidated in the prior period. Additionally, as such investments have been sold, the related accumulated other comprehensive income associated with foreign currency translation adjustments and hedged derivative instruments have been recognized in the consolidated statements of operations as an adjustment to the gain recognized.
Guarantees
Kennedy Wilson has certain guarantees associated with loans secured by consolidated assets. As of June 30, 2019, the maximum potential amount of future payments (undiscounted) Kennedy Wilson could be required to make under the guarantees was approximately $49.5 million and is approximately 2% of the investment level debt of Kennedy Wilson and its equity partners. The guarantees expire through 2021, and Kennedy Wilson’s performance under the guarantees would be required upon liquidation if there is a shortfall between the principal amount of the loan and the net sale proceeds from the property. Based on the Company's evaluation of guarantees under FASB ASC Subtopic 460-10, Estimated Fair Value of Guarantees, the estimated fair value of guarantees made as of June 30, 2019 and December 31, 2018 were immaterial.
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
The following table summarizes the minimum lease payments due from the Company's tenants on leases with lease periods greater than one year at June 30, 2019:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in millions)	Minimum
Rental Revenues(1)
2019 (remainder)	$99.8
2020	201.3
2021	188.3
2022	170.7
2023	141.6
Thereafter	695.2
Total	$1,496.9
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
Joint Venture and Fund Holdings
The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of June 30, 2019:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$198.7	$57.1	$67.8	$94.6	$238.2	$656.4
Ireland	270.6	136.6	—	—	—	407.2
United Kingdom	—	10.2	—	—	—	10.2
Total	$469.3	$203.9	$67.8	$94.6	$238.2	$1,073.8
The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of December 31, 2018:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$184.1	$47.0	$70.9	$102.5	$193.8	$598.3
Ireland	216.5	35.2	—	—	—	251.7
United Kingdom	—	9.9	—	—	—	9.9
Total	$400.6	$92.1	$70.9	$102.5	$193.8	$859.9

During the six months ended June 30, 2019, the change in unconsolidated investments primarily relates to $229.9 million of contributions to unconsolidated investments, $61.9 million of distributions from unconsolidated investments, $47.6 million of income from unconsolidated investments and a $1.7 million decrease relating to other items which primarily related to foreign exchange movements as described in more detail below.
As of June 30, 2019 and December 31, 2018 $835.8 million and $662.2 million of unconsolidated investments were accounted for under fair value. See Note 5 for more detail.
Contributions to Joint Ventures
During the six months ended June 30, 2019, Kennedy Wilson contributed $229.9 million to joint ventures, primarily for the deconsolidation of the State Street office building, Capital Dock office buildings and Capital Dock residential tower in Dublin, Ireland discussed in Note 3 which included $125.5 million of non-cash contributions. In addition to the State Street and Capital

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Dock deconsolidation contributions included two office properties in the Western United States and contributions to existing development projects in Ireland and Hawaii.
Distributions from Joint Ventures
During the six months ended June 30, 2019, Kennedy Wilson received $61.9 million in operating and investing distributions from its joint ventures.
The following table details cash distributions by investment type and geographic location for the six months ended June 30, 2019:

	Multifamily		Commercial		Funds		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$16.1	$17.9	$2.4	$—	$6.9	$9.3	$0.3	$2.6	$25.7	$29.8
Ireland	2.6	—	—	3.8	—	—	—	—	2.6	3.8
Total	$18.7	$17.9	$2.4	$3.8	$6.9	$9.3	$0.3	$2.6	$28.3	$33.6

Investing distributions resulted primarily from the sale of a multifamily property and residential lots in the Western United States. Operating distributions resulted from distributions in excess of invested basis and operating cash flow generated by the joint venture investments.
Income from Unconsolidated Investments
The following table presents income from unconsolidated investments recognized by Kennedy Wilson during the six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Income from unconsolidated investments - operating performance	$5.6	$2.6	$14.5	$5.3
Income from unconsolidated investments - realized gains	—	1.7	2.4	2.0
Income from unconsolidated investments - fair value	5.4	(0.2)	33.6	12.5
Income from unconsolidated investments - performance fees	5.2	6.8	7.4	17.1
Income from unconsolidated investments - impairment	(10.3)	—	(10.3)	—
	$5.9	$10.9	$47.6	$36.9

Operating performance is related to underlying performance from unconsolidated investments. Realized gains are related to asset sales. Fair value gains and performance fees are primarily related to resyndications under the Company's VHH partnership, cap rate compression, asset sales, and improved property performance by the Company's FV Option investments and investments held within the Funds managed by the Company. The fair value gains were partially offset by foreign exchange fair value losses on multifamily and development joint ventures in Ireland. Additionally, during the three and six months ended June 30, 2019, the Company recorded an other than temporary impairment loss on a residential project in the Western United States.
Vintage Housing Holdings ("VHH")
As of June 30, 2019 and December 31, 2018, the carrying value of the Company's investment in VHH was $110.5 million and $101.5 million, respectively. Fair value gains in the current period primarily relate to cap rate compression as a result of declines in borrowing rates. Prior period fair value gains are due to resyndications in which VHH dissolves an existing partnership and recapitalizes into a new partnership with tax exempt bonds and tax credits that are sold to a new tax credit partner and, in many cases, yields cash back to VHH. Upon resyndication, VHH retains a GP interest in the partnership and receives various future streams of cash flows including: development fees, asset management fees, other GP management fees and distributions from operations.
Capital Commitments
As of June 30, 2019, Kennedy Wilson had unfulfilled capital commitments totaling $106.7 million to three of its joint ventures, primarily closed-end funds managed by Kennedy Wilson, under the respective operating agreements. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of such capital commitment obligations.

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
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of June 30, 2019:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$835.8	$835.8
Net currency derivative contracts	—	(2.2)	—	(2.2)
Interest rate swaps	—	(0.5)	—	(0.5)
Total	$—	$(2.7)	$835.8	$833.1
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2018:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$662.2	$662.2
Net currency derivative contracts	—	(15.8)	—	(15.8)
Total	$—	$(15.8)	$662.2	$646.4

Unconsolidated Investments
Kennedy Wilson elected to use the fair value option for 23 unconsolidated investments to more accurately reflect the timing of the value created in the underlying investments and report those results in current operations. Kennedy Wilson's investment balance in the FV Option investments was $743.4 million and $559.7 million at June 30, 2019 and December 31, 2018, respectively, which is included in unconsolidated investments in the accompanying balance sheets.
Additionally, Kennedy Wilson records its investments in the Funds based upon the net assets that would be allocated to its interests in the Funds, assuming the Funds were to liquidate their investments at fair value as of the reporting date. Kennedy Wilson’s investment balance in the Funds was $92.4 million and $102.5 million at June 30, 2019 and December 31, 2018, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets. As of June 30, 2019, Kennedy Wilson had unfunded capital commitments to the Funds in the amount of $33.0 million. See Note 4 for more information on the fluctuations for these investments.
In estimating fair value of real estate held by the Funds and the 23 FV Option investments, the Company considers significant unobservable inputs such as capitalization and discount rates.
The following table summarizes the Company's investments in unconsolidated investments held at fair value by type:

(Dollars in millions)	June 30, 2019	December 31, 2018
FV Option	$743.4	$559.7
Funds	92.4	102.5
Total	$835.8	$662.2

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents changes in Level 3 investments in Funds and FV Options for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Beginning balance	$710.0	$406.9	$662.2	$380.7
Unrealized and realized gains	17.7	10.9	56.4	39.7
Unrealized and realized losses	(1.7)	(5.3)	(5.2)	(7.7)
Contributions	150.4	101.3	170.0	115.9
Distributions	(41.0)	(35.5)	(48.4)	(50.2)
Non-cash contributions (distributions)	0.4	—	0.8	(0.1)
Ending Balance	$835.8	$478.3	$835.8	$478.3

Unobservable Inputs for Real Estate
The table below describes the range of unobservable inputs for real estate assets:

Estimated Rates Used for
	Capitalization Rates	Discount Rates
Multifamily	4.50% — 7.75%	7.75% — 9.75%
Office	4.75% — 6.75%	7.00% — 8.50%
Retail	6.50% — 10.00%	8.00% — 11.75%
Hotel	6.00% — 7.75%	8.25% — 10.00%
Residential	N/A	12.00%

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
Currency Derivative Contracts
Kennedy Wilson uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against the effects of a portion of its certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of June 30, 2019, Kennedy Wilson assessed the significance of the impact of the counterparty valuation adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company has determined that its derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
Changes in fair value are recorded in accumulated other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income (loss) as the portion of the currency forward and option contracts used to hedge currency exposure of its certain consolidated subsidiaries qualifies as a net investment hedge under FASB ASC Topic 815, Derivatives and Hedging. Hedges that do not qualify as net investment hedges are recorded through the statement of operations within other

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

income. The Company has adopted ASU 2017-12 and will excluded forward points on derivatives from the change in fair value of the contracts. Forward points will be amortized on a straight-line basis through statement of operations within interest expense.
The fair value of the currency derivative contracts held as of June 30, 2019 and December 31, 2018 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the accompanying balance sheet.
The table below details the currency derivative contracts Kennedy Wilson held as of June 30, 2019 and the activity during the six months ended June 30, 2019. For the six months ended June 30, 2019, Kennedy Wilson had a gross foreign currency translation loss on its net assets of $4.0 million. See Note 10 for a complete discussion on other comprehensive income including currency derivative contracts and foreign currency translations.

(Dollars, Euros and British Pound Sterling in millions)			June 30, 2019		Six Months Ended June 30, 2019
Currency Hedged	Underlying Currency	Notional	Hedge Asset	Hedge Liability	Change in Unrealized Gains (Losses)		Realized Gains (Losses)	Interest Expense	Cash Received (Paid)
Outstanding
EUR	USD	€175.0	$5.7	$(0.9)	$1.3		$2.0	$0.6	$—
EUR(1)	GBP	€240.8	—	(56.4)	3.7		—	—	—
EUR(1)(2)	GBP		—	—	1.8		—	—	—
GBP	USD	£630.0	49.4	—	13.2		—	1.0	—
Total Outstanding			55.1	(57.3)	20.0		2.0	1.6	—

Settled
EUR	USD		—	—	2.4		—	—	2.9
GBP	USD		—	—	(0.7)		—	—	6.3
Total Settled			—	—	1.7		—	—	9.2
Total			$55.1	$(57.3)	$21.7	(3)	$2.0	$1.6	$9.2
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Relates to KWE's Euro Medium Term Note. See discussion in Note 7.
(3) Excludes deferred tax benefit of $4.1 million.

The gains recognized through other comprehensive income will remain in accumulated other comprehensive income until the underlying investments that they were hedging are substantially liquidated by Kennedy Wilson.

Interest Rate Swaps

During the six months ended June 30, 2019, the Company entered into interest rate swaps on some variable rate property-level mortgage loans. Interest rate savings relating to difference in variable rate and fixed interest rates are recorded through interest expense and changes in fair value on contracts is recorded to other comprehensive income.
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
Debt liabilities are accounted for at face value plus net unamortized debt premiums and any fair value adjustments as part of business combinations. The fair value as of June 30, 2019 and December 31, 2018 for the mortgage debt, Kennedy Wilson unsecured debt, and KWE unsecured bonds were estimated to be approximately $5.3 billion and $5.3 billion, respectively, based on a comparison of the yield that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the Company's credit risk to the current yield of a similar security, compared to their carrying value of $5.2 billion

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

and $5.4 billion at June 30, 2019 and December 31, 2018, respectively. The inputs used to value the Company's mortgage debt, Kennedy Wilson unsecured debt, and KWE unsecured bonds are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be Level 2 inputs.
NOTE 6—OTHER ASSETS
Other assets consist of the following:

(Dollars in millions)	June 30, 2019	December 31, 2018
Hedge assets	$55.1	$43.7
Above-market leases, net of accumulated amortization of $51.1 and $48.3 at June 30, 2019 and December 31, 2018, respectively	28.7	37.2
Straight line rent receivable	55.9	34.6
Loan purchases and originations	29.4	27.8
Furniture and equipment net of accumulated depreciation of $34.4 and $37.9 at June 30, 2019 and December 31, 2018, respectively	27.3	31.4
Deferred taxes	26.1	24.7
Goodwill	23.9	23.9
Right of use asset	13.1	—
Prepaid expenses	15.6	13.7
Leasing commissions, net of accumulated amortization of $4.1 and $3.3 at June 30, 2019 and December 31, 2018, respectively	10.0	11.5
Other, net of accumulated amortization of $2.9 and $2.8 at June 30, 2019 and December 31, 2018, respectively	10.3	10.9
Deposits	1.3	6.5
VAT receivable	4.2	2.3
Development project asset	3.4	6.6
Other Assets	$304.3	$274.8

Leases
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

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted to calculate the lease liabilities for its operating leases in which we are the lessee:

(Dollars in millions)	Minimum
Rental Payments
2019 (remainder)	$0.7
2020	1.4
2021	1.4
2022	1.4
2023	0.7
Thereafter	34.0
Total undiscounted rental payments	39.6
Less imputed interest	(26.4)
Total lease liabilities	$13.2

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 7—MORTGAGE DEBT
The following table details mortgage debt secured by Kennedy Wilson's consolidated properties as of June 30, 2019 and December 31, 2018:

(Dollars in millions)		Carrying amount of mortgage debt as of (1)
Mortgage Debt by Product Type	Region	June 30, 2019	December 31, 2018
Multifamily(1)	Western U.S.	$1,290.2	$1,286.2
Commercial(1)	United Kingdom	473.7	499.6
Commercial(1)	Ireland	263.1	438.9
Commercial	Western U.S.	346.8	385.3
Multifamily(1)	Ireland	146.8	147.8
Commercial	Spain	88.8	90.1
Hotel	Ireland	82.0	82.5
Hotel	Western U.S.	—	37.9
Mortgage debt (excluding loan fees)(1)		2,691.4	2,968.3
Unamortized loan fees		(16.1)	(18.0)
Total Investment Debt		$2,675.3	$2,950.3
(1) The mortgage debt balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan premium as of June 30, 2019 and December 31, 2018 was $1.8 million and $1.9 million, respectively.
The Company's mortgage debt had a weighted average interest rate of 3.38% and 3.40% per annum as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, 77% of Kennedy Wilson's property level debt was fixed rate, 18% was floating rate with interest caps and 6% was floating rate without interest caps, compared to 73% of Kennedy Wilson's consolidated property level debt was fixed rate, 17% was floating rate with interest caps and 10% was floating rate without interest caps, as of December 31, 2018. The weighted average strike price on caps of Kennedy Wilson's variable rate mortgage debt is 2.62% as of June 30, 2019.
Mortgage Loan Transactions and Maturities
During the six months ended June 30, 2019, one acquisition was financed with a mortgage loan, one existing mortgage loan was refinanced and two existing investments that closed with all equity were subsequently partially financed with a mortgage loan. Additionally, during the second quarter 2019, the Company deconsolidated State Street office building, Capital Dock office buildings and Capital Dock residential tower in Dublin, Ireland and its associated investment debt as AXA invested in a 50% ownership stake in these investments. See Note 3 for more detail on the deconsolidation of previously consolidated real estate.
The aggregate maturities of mortgage loans subsequent to June 30, 2019 are as follows:

(Dollars in millions)	Aggregate Maturities
2019 (remainder)	$64.6
2020	107.6
2021	170.4
2022	304.2
2023	371.9
Thereafter	1,670.9
2,689.6
Unamortized debt premium	1.8
Unamortized loan fees	(16.1)
Total Mortgage Debt	$2,675.3

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

As of June 30, 2019, the Company was in compliance with all financial mortgage debt covenants.
NOTE 8—KW UNSECURED DEBT
The following table details KW unsecured debt as of June 30, 2019 and December 31, 2018:

(Dollars in millions)	June 30, 2019	December 31, 2018
Credit facility	$125.0	$75.0
Senior notes(1)	1,145.7	1,145.3
KW unsecured debt	1,270.7	1,220.3
Unamortized loan fees	(16.3)	(18.3)
Total KW Unsecured Debt	$1,254.4	$1,202.0
(1) The senior notes balances include unamortized debt discounts. Debt discounts represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized loan discount as of June 30, 2019 and December 31, 2018 was $4.3 million and $4.7 million, respectively.

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
The A&R Facility has certain covenants as defined within its Amended and Restated Credit Agreement, dated as of October 20, 2017 (the "Credit Agreement") that, among other things, limit the Company and certain of its subsidiaries’ ability to incur additional indebtedness, repurchase capital stock or debt, sell assets or subsidiary stock, create or permit liens on assets, engage in transactions with affiliates, enter into sale/leaseback transactions, issue subsidiary equity and enter into consolidations or mergers. The Credit Agreement requires the Company to maintain (i) a maximum consolidated leverage ratio (as defined in the Credit Agreement) of not greater than 65%, measured as of the last day of each fiscal quarter, (ii) a minimum fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.70 to 1.00, measured as of the last day of each fiscal quarter for the period of four full fiscal quarters then ended, (iii) a minimum consolidated tangible net worth equal to or greater than the sum of $1,066,775,300 plus an amount equal to fifty percent (50%) of net equity proceeds received by the Company after the date of the most recent financial statements that are available as of the Closing Date, measured as of the last day of each fiscal quarter, (iv) a maximum recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to consolidated tangible net worth as of the measurement date multiplied by 1.5, measured as of the last day of each fiscal quarter, (v) a maximum secured recourse leverage ratio (as defined in the Credit Agreement) of not greater than an amount equal to 3.5% of consolidated total asset value (as defined in the Credit Agreement) and $300,351,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million. As of June 30, 2019, the Company was in compliance with these covenants.
The maximum amount drawn on the A&R Facility at any one point during the six months ended June 30, 2019 was $150.0 million. As of June 30, 2019, the Company had an outstanding balance of $125.0 million on the A&R Facility with $450.0 million available to be drawn under the revolving credit facility.
The average outstanding borrowings under credit facilities was $102.2 million during the six months ended June 30, 2019.

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
The indenture governing the Notes contains various restrictive covenants, including, among others, limitations on the Company's ability and the ability of certain of the Company's subsidiaries to incur or guarantee additional indebtedness, make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens on assets, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indenture governing the Notes limits the ability of Kennedy Wilson and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00, subject to certain exceptions. As of June 30, 2019, the maximum balance sheet leverage ratio was 1.06 to 1.00. See Note 14 for the guarantor and non-guarantor financial statements.
As of June 30, 2019, the Company was in compliance with all financial covenants.
NOTE 9—KWE UNSECURED BONDS
The following table details KWE unsecured bonds as of June 30, 2019 and December 31, 2018:

(Dollars in millions)	June 30, 2019	December 31, 2018
KWE Bonds	$634.6	$637.3
KWE Euro Medium Term Note Programme	622.3	627.4
KWE Unsecured Bonds (excluding loan fees)(1)	1,256.9	1,264.7
Unamortized loan fees	(3.8)	(4.2)
Total KWE Unsecured Bonds	$1,253.1	$1,260.5
(1) The KWE unsecured bonds balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized premium (discount) as of June 30, 2019 and December 31, 2018 was $(3.4) million and $(3.7) million, respectively.
KWE has £500 million of 3.95% fixed-rate senior unsecured bonds due 2022 ("KWE Bonds") that have a carrying value of $634.6 million and $637.3 million as of June 30, 2019 and December 31, 2018, respectively. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros.
In addition, KWE has a £2.0 billion (approximately $2.5 billion based on June 30, 2019 rates) Euro Medium Term Note ("EMTN") Programme. Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. KWE issued senior unsecured notes for an aggregate principal amount of approximately $625.5 million (based on June 30, 2019 rates) (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $622.3 million, with an annual fixed coupon of 3.25% and mature in 2025.  As KWE invests proceeds from the KWE Notes to fund equity investments in new euro denominated assets, KWE designates the KWE Notes as net investment hedges under FASB ASC Topic 815. Subsequent fluctuations in foreign currency rates that impact the carrying value of the KWE Notes are recorded to accumulated other comprehensive income. During the six months ended June 30, 2019, Kennedy Wilson recognized a gain of $1.8 million in accumulated other comprehensive income due to the weakening of the euro against the GBP during the period. The KWE Notes rank pari passu with the KWE Bonds and are subject to the same restrictive covenants.
The trust deed that governs the bonds contains various restrictive covenants for KWE, including, among others, limitations on KWE’s and its material subsidiaries’ ability to provide certain negative pledges. The trust deed limits the ability of KWE and its subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the incurrence of the new indebtedness, (1) KWE’s consolidated net indebtedness (as defined in the trust deed) would exceed 60% of KWE’s total assets (as calculated pursuant to the terms of the trust deed); and (2) KWE’s consolidated secured indebtedness (as defined in the trust deed) would exceed 50% of KWE’s total assets (as calculated pursuant to the terms of the trust deed). The trust deed also requires KWE, as of each reporting date, to maintain an interest coverage ratio (as defined in the trust deed) of at least 1.50 to 1.00 and have unencumbered assets of no less than 125% of its unsecured indebtedness (as defined in the trust deed). As of June 30, 2019, KWE was in compliance with these covenants.

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
During the six months ended June 30, 2019, Kennedy Wilson repurchased and retired 152,252 shares for $2.8 million under the stock repurchase program. During the six months ended June 30, 2018, Kennedy Wilson repurchased and retired 8,286,841 shares for $148.7 million under the previous stock repurchase program.
Dividend Distributions
During the following periods, Kennedy Wilson declared and paid the following cash distributions on its common stock:

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(Dollars in millions)	Declared	Paid	Declared	Paid
Common Stock(1)	$60.8	$59.8	$56.1	$57.5

(1) The difference between declared and paid is the amount accrued on the consolidated balance sheets.
Share-based Compensation
During the three months ended June 30, 2019 and 2018, Kennedy Wilson recognized $7.2 million and $8.8 million of compensation expense related to the vesting of restricted stock grants. During the six months ended June 30, 2019 and 2018, Kennedy Wilson recognized $17.6 million and $18.7 million of compensation expense related to the amortization of grant date fair values of restricted stock grants.
Generally, upon vesting, the restricted stock granted to employees is net share-settled such that the Company will withhold shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remit the cash to the appropriate taxing authorities. Only a certain amount of the restricted shares that vested during the six months ended June 30, 2018 were net share settled. The employees' minimum statutory obligation for the restricted shares that were not net share-settled were funded by the employees and remitted to the appropriate taxing authorities. However, all of the restricted shares that vested during six months ended June 30, 2019 were net-share settled. The total shares withheld during the six months ended June 30, 2019 and 2018 were 573,581 shares and 380,768 shares, respectively. During the six months ended June 30, 2019 and 2018, total payments for the employees’ tax obligations to the taxing authorities for the shares which were net-share settled were $12.2 million and $6.8 million, respectively. These activities are reflected as a financing activity within Kennedy Wilson's consolidated statements of cash flows.
Accumulated Other Comprehensive Income

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in each component of accumulated other comprehensive loss, net of taxes:

(Dollars in millions)	Foreign Currency Translation	Currency Derivative Contracts	Interest Rate Swaps	Total Accumulated Other Comprehensive Loss(1)
Balance at December 31, 2018	$(94.1)	$11.0	$—	$(83.1)
Unrealized (losses) gains, arising during the period	(4.0)	21.6	(0.5)	17.1
Amounts reclassified out of AOCI during the period, gross	22.5	(12.9)	—	9.6
Amounts reclassified out of AOCI during the period, tax	(3.4)	3.6	—	0.2
Noncontrolling interest	(10.0)	—	—	(10.0)
Deferred taxes on unrealized gains (losses), arising during the period	(0.7)	(4.1)	0.1	(4.7)
Balance at June 30, 2019	$(89.7)	$19.2	$(0.4)	$(70.9)

(1) As a result of the KWE Transaction the Company was required to record inception to date accumulated other comprehensive losses of $358.4 million associated with noncontrolling interest holders of KWE. This amount has been excluded from the beginning and ending balances of the table to give a more appropriate depiction of the Company's accumulated other comprehensive loss activity. If this amount is included, the accumulated other comprehensive loss would be $429.3 million and $441.5 million as of June 30, 2019 and December 31, 2018, respectively.
The local currencies for the Company's interests in foreign operations include the euro and the British pound sterling. The related amounts on Kennedy Wilson's balance sheets are translated into U.S. dollars at the exchange rates at the respective financial statement date, while amounts on its statements of operations are translated at the average exchange rates during the respective period. Unrealized hedge gains were driven by hedges that KWE holds on its euro denominated investments which includes the $1.8 million gain on the KWE Notes as discussed in Note 9.
In order to manage currency fluctuations, Kennedy Wilson entered into currency derivative contracts to manage its exposure to currency fluctuations between its functional currency (U.S. dollar) and the functional currency (euro and the British pound) of certain of its wholly-owned and consolidated subsidiaries. KWE has also entered into currency derivative contracts to manage its exposure to euro to British pound currency fluctuations. See Note 5 for a more detailed discussion of Kennedy Wilson's currency derivative contracts.
Noncontrolling Interests
Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries and are presented separately on Kennedy Wilson's balance sheet. As of June 30, 2019 and December 31, 2018, Kennedy Wilson had noncontrolling interest of $44.1 million and $184.5 million, respectively.   The decrease in noncontrolling interest for the year is primarily due to the sale of the Ritz Carlton hotel in Lake Tahoe, the distribution to noncontrolling interest holders in Capital Dock from the mortgage proceeds from the refinancing completed during the first quarter 2019 and the deconsolidation of State Street and Capital Dock investments in the second quarter 2019.

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except share and per share amounts)	2019	2018	2019	2018
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$50.8	$109.6	$45.5	$107.2
Dividends allocated to participating securities	(0.1)	(0.8)	(0.2)	(0.8)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	50.7	108.8	45.3	106.4
Dividends declared on common shares	(30.3)	(27.3)	(60.6)	(55.6)
Undistributed earnings (losses) attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	$20.4	$81.5	$(15.3)	$50.8

Distributed earnings per share	$0.21	$0.19	$0.42	$0.38
Undistributed earnings (losses) per share	0.15	0.58	(0.09)	0.36
Income per basic and diluted share	0.36	0.77	0.33	0.74

Weighted average shares outstanding for basic	139,623,658	141,483,445	139,395,574	144,696,059
Weighted average shares outstanding for diluted(1)	140,377,218	142,707,159	140,547,023	145,872,617
Dividends declared per common share	$0.21	$0.19	$0.42	$0.38

(1) For the three and six months ended June 30, 2019, a total of 1,849,382 and 1,778,783 potentially dilutive securities have not been included in the diluted weighted average shares as they are anti-dilutive. For the three and six months ended June 30, 2018, a total of 1,223,714 and 1,176,558 potentially dilutive securities have not been included in the diluted weighted average shares as they are anti-dilutive. Potentially anti-dilutive securities include unvested restricted stock grants.
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
KW Investments
KW Investments invests in multifamily, office, retail, and residential properties as well as loans secured by real estate in the Western U.S., United Kingdom, Ireland, Spain and Italy. The Company has an average ownership interest across all investments of approximately 64% as of June 30, 2019.
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
The Company manages approximately 51 million square feet of properties for the Company and its investment partners in the United States and Europe, which includes assets the Company has ownership interests in and third party owned assets. With 16 offices throughout the United States, the United Kingdom, Ireland, Jersey, Spain and Japan, the Company has the capabilities and resources to provide investment management and property services to real estate owners and the experience as a real estate investor to understand client concerns. The managers of IMRES have an extensive track record in their respective lines of business and in the real estate community as a whole.
Additionally, IMRES plays a critical role in supporting the Company's investment strategy by providing local market intelligence and real-time data for evaluating investments, generating proprietary transaction flow and creating value through efficient implementation of asset management or repositioning strategies.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables summarize income activity by segment and corporate for the three and six months ended June 30, 2019 and 2018 and balance sheet data as of June 30, 2019 and December 31, 2018:

	Three Months Ended June 30, 2019

(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$112.0	$—	$—	$112.0
Hotel	22.8	—	—	22.8
Sale of real estate	—	—	—	—
Investment management, property services and research fees	—	8.9	—	8.9
Total revenue	134.8	8.9	—	143.7
Expenses
Rental	33.3	—	—	33.3
Hotel	15.7	—	—	15.7
Cost of real estate sold	—	—	—	—
Commission and marketing	—	0.7	—	0.7
Compensation and related	17.1	6.3	13.6	37.0
General and administrative	6.8	2.3	1.8	10.9
Depreciation and amortization	46.2	—	—	46.2
Total expenses	119.1	9.3	15.4	143.8
Income from unconsolidated investments, net of depreciation and amortization	0.7	5.2	—	5.9
Gain on sale of real estate, net	211.2	—	—	211.2
Acquisition-related expenses	(1.1)	—	—	(1.1)
Interest expense	(37.3)	—	(18.4)	(55.7)
Other income	0.7	—	1.2	1.9
Provision for income taxes	(1.5)	—	(19.4)	(20.9)
Net income (loss)	188.4	4.8	(52.0)	141.2
Net income attributable to noncontrolling interests	(90.4)	—	—	(90.4)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$98.0	$4.8	$(52.0)	$50.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2019

(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$227.8	$—	$—	$227.8
Hotel	37.8	—	—	37.8
Sale of real estate	1.1	—	—	1.1
Investment management, property services and research fees	—	17.7	—	17.7
Total revenue	266.7	17.7	—	284.4
Expenses
Rental	74.3	—	—	74.3
Hotel	30.3	—	—	30.3
Cost of real estate sold	1.2	—	—	1.2
Commission and marketing	—	1.7	—	1.7
Compensation and related	32.2	11.4	28.7	72.3
General and administrative	14.3	4.0	3.5	21.8
Depreciation and amortization	95.3	—	—	95.3
Total expenses	247.6	17.1	32.2	296.9
Income from unconsolidated investments, net of depreciation and amortization	40.2	7.4	—	47.6
Gain on sale of real estate, net	246.1	—	—	246.1
Acquisition-related expenses	(1.9)	—	—	(1.9)
Interest expense	(74.4)	—	(36.6)	(111.0)
Other income (expense)	1.2	—	(1.8)	(0.6)
Provision for income taxes	(3.6)	—	(21.3)	(24.9)
Net income (loss)	226.7	8.0	(91.9)	142.8
Net income attributable to noncontrolling interests	(97.3)	—	—	(97.3)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$129.4	$8.0	$(91.9)	$45.5

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2018

(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$134.9	$—	$—	$134.9
Hotel	37.8	—	—	37.8
Sale of real estate	32.8	—	—	32.8
Investment management, property services and research fees	—	12.3	—	12.3
Total revenue	205.5	12.3	—	217.8
Expenses
Rental	39.7	—	—	39.7
Hotel	29.4	—	—	29.4
Cost of real estate sold	31.4	—	—	31.4
Commission and marketing	—	2.1	—	2.1
Compensation and related	20.2	8.9	15.8	44.9
General and administrative	8.4	3.2	1.9	13.5
Depreciation and amortization	51.4	0.1	—	51.5
Total expenses	180.5	14.3	17.7	212.5
Income from unconsolidated investments, net of depreciation and amortization	4.1	6.8	—	10.9
Gain on sale of real estate, net	236.8	—	—	236.8
Acquisition-related expenses	(0.2)	—	—	(0.2)
Interest expense	(47.9)	—	(19.3)	(67.2)
Other (loss) income	0.8	—	10.3	11.1
Provision for income taxes	(0.6)	—	(28.8)	(29.4)
Net income (loss)	218.0	4.8	(55.5)	167.3
Net income attributable to noncontrolling interests	(57.7)	—	—	(57.7)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$160.3	$4.8	$(55.5)	$109.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2018

(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$269.2	$—	$—	$269.2
Hotel	74.1	—	—	74.1
Sale of real estate	42.2	—	—	42.2
Investment management, property services and research fees	—	22.4	—	22.4
Total revenue	385.5	22.4	—	407.9
Expenses
Rental	81.3	—	—	81.3
Hotel	60.2	—	—	60.2
Cost of real estate sold	39.8	—	—	39.8
Commission and marketing	—	3.5	—	3.5
Compensation and related	36.4	17.7	30.4	84.5
General and administrative	15.6	6.1	3.2	24.9
Depreciation and amortization	107.1	0.1	—	107.2
Total expenses	340.4	27.4	33.6	401.4
Income from unconsolidated investments, net of depreciation and amortization	19.8	17.1	—	36.9
Gain on sale of real estate, net	264.8	—	—	264.8
Acquisition-related expenses	(0.2)	—	—	(0.2)
Interest expense	(86.8)	—	(39.3)	(126.1)
Other income	1.4	—	9.8	11.2
Provision for income taxes	—	—	(26.8)	(26.8)
Net income (loss)	244.1	12.1	(89.9)	166.3
Net income attributable to noncontrolling interests	(59.1)	—	—	(59.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$185.0	$12.1	$(89.9)	$107.2

(Dollars in millions)	June 30, 2019	December 31, 2018
Total assets
Investments	$6,736.4	$7,155.0
Investment management and real estate services	59.5	64.3
Corporate	200.3	162.5
Total assets	$6,996.2	$7,381.8

NOTE 13—INCOME TAXES
The Company derives a significant portion of its income from the rental and sale of real property. As a result, a substantial portion of our foreign earnings is subject to U.S. taxation under certain provisions of the Internal Revenue Code of 1986, as amended, applicable to controlled foreign corporations ("Subpart F"). In determining the quarterly provisions for income taxes, the Company calculates income tax expense based on actual year-to-date income and statutory tax rates. The year-to-date income tax expense reflects the impact of foreign operations and income allocated to noncontrolling interests which is generally not subject to corporate tax.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

During the six months ended June 30, 2019, Kennedy Wilson generated pretax book income of $167.7 million related to its global operations and recorded a tax expense of $24.9 million or 14.8% of pretax book income. The effective tax rate for the quarter is below the US statutory tax rate, primarily as a result of income allocated to non-controlling interests.

Prior to April 6, 2019, gains on the disposition of UK commercial real estate held by non-UK residents was not subject to UK taxation. During 2017, United Kingdom Finance (No.3) Bill introduced a new capital gain tax for non-UK resident investors which dispose of UK commercial real estate. The new law was enacted as part of the 2019 Finance Act and became effective on April 6, 2019. Effective April 6, 2019, non-UK resident investors are subject to UK tax on gains arising from the direct and indirect dispositions of UK commercial real estate. Transitional provisions permit non-resident investors to rebase each of its UK commercial real estate properties and obtain a tax basis in each property equal to the higher of acquired cost or fair market value on April 5, 2019. The transitional provision resulted in an aggregate tax basis step-up in UK commercial real estate in excess of current GAAP carrying values. The Company has not recognized any deferred tax benefit from the step-up in the UK tax basis due to uncertainty regarding future appreciation in its UK commercial real estate to realize the benefit of the step-up and provisions under current UK tax law which limit the utilization of capital losses in the event of a decline in market values.

Kennedy Wilson has elected to treat KWE as a partnership for U.S. tax purposes effective as of December 29, 2017.   Due to unrealized foreign exchange losses not yet deductible for tax purposes and the consideration paid to acquire the non-controlling interests in KWE exceeding the book carrying value of the non-controlling interests in KWE, the Company’s tax basis in KWE exceeded its book carrying value at December 29, 2017 and June 30, 2019.  Due to the conversion of KWE to a partnership for U.S. tax purposes, the Company was required to record a deferred tax asset related to its excess tax basis over book carrying value for its investment in KWE.  As a significant portion of the excess tax basis would only reverse upon a strengthening of foreign currencies or upon a disposition of KWE, the Company determined that a valuation allowance was required for substantially all of the tax basis that was in excess of the Company’s carrying value for its investment in KWE. As of June 30, 2019, the movement in the deferred tax asset and related valuation allowance did not have a material impact to the tax provision.

The Tax Cuts and Jobs Act was signed into law on December 22, 2017. During fiscal 2018, we completed our analysis of the impacts of the TCJA and finalized the tax accounting for the period of adoption. However, the new legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury Department and the U.S. Internal Revenue Service (the "IRS"), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is still unclear how many of the new U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. The Company continues to monitor federal and state guidance regarding the impacts of the TCJA and will make appropriate adjustments for the financial accounting impact of any guidance based upon our review and evaluation of the technical merits of such guidance in the period in which guidance is received.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 14—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information include:
(1) Condensed consolidating balance sheets as of June 30, 2019 and December 31, 2018; consolidating statements of operations for the three and six months ended June 30, 2019 and 2018; consolidating statements of comprehensive income for the three and six months ended June 30, 2019 and 2018; and condensed consolidating statements of cash flows for the six months ended June 30, 2019 and 2018, of (a) Kennedy-Wilson Holdings, Inc., as the parent, (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries.
Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of and for the three and six months ended June 30, 2019 or 2018.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2019 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$7.6	$149.4	$247.0	$—	$404.0
Accounts receivable	—	—	16.3	34.8	—	51.1
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,864.4	3,298.6	—	5,163.0
Unconsolidated investments	—	18.7	468.5	586.6	—	1,073.8
Investments in and advances to consolidated subsidiaries	1,276.6	2,694.6	1,415.7	—	(5,386.9)	—
Other assets	—	—	58.1	246.2	—	304.3
Total assets	$1,276.6	$2,720.9	$3,972.4	$4,413.2	$(5,386.9)	$6,996.2

Liabilities and equity
Liabilities
Accounts payable	$—	$1.1	$2.7	$13.7	$—	$17.5
Accrued expenses and other liabilities	30.4	188.8	57.0	229.4	—	505.6
Mortgage debt	—	—	1,218.1	1,457.2	—	2,675.3
KW unsecured debt	—	1,254.4	—	—	—	1,254.4
KWE unsecured bonds	—	—	—	1,253.1	—	1,253.1
Total liabilities	30.4	1,444.3	1,277.8	2,953.4	—	5,705.9

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,246.2	1,276.6	2,694.6	1,415.7	(5,386.9)	1,246.2
Noncontrolling interests	—	—	—	44.1	—	44.1
Total equity	1,246.2	1,276.6	2,694.6	1,459.8	(5,386.9)	1,290.3
Total liabilities and equity	$1,276.6	$2,720.9	$3,972.4	$4,413.2	$(5,386.9)	$6,996.2

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2019 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$43.0	$69.0	$—	$112.0
Hotel	—		—	22.8	—	22.8
Sale of real estate	—		—	—	—	—
Investment management, property services and research fees	—	—	8.4	0.5	—	8.9
Total revenue	—	—	51.4	92.3	—	143.7
Expenses
Rental	—	—	14.9	18.4	—	33.3
Hotel	—	—	—	15.7	—	15.7
Cost of real estate sold	—	—	—	—	—	—
Commission and marketing	—	—	0.7	—	—	0.7
Compensation and related	7.2	18.4	10.0	1.4	—	37.0
General and administrative	—	5.0	3.3	2.6	—	10.9
Depreciation and amortization	—	0.4	14.9	30.9	—	46.2
Total expenses	7.2	23.8	43.8	69.0	—	143.8
Income from unconsolidated subsidiaries	—	0.2	(5.0)	10.7	—	5.9
Income from consolidated subsidiaries	148.4	209.2	219.3	—	(576.9)	—
Gain on sale of real estate, net	—	—	—	211.2	—	211.2
Acquisition-related expenses	—	—	—	(1.1)	—	(1.1)
Interest expense	—	(18.5)	(12.3)	(24.9)	—	(55.7)
Other income (loss)	—	0.7	0.1	1.1		1.9
Income (loss) before benefit from (provision for) income taxes	141.2	167.8	209.7	220.3	(576.9)	162.1
Benefit from (provision for) income taxes	—	(19.4)	(0.5)	(1.0)	—	(20.9)
Net income (loss)	141.2	148.4	209.2	219.3	(576.9)	141.2
Net income attributable to the noncontrolling interests	—	—	—	(90.4)	—	(90.4)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$141.2	$148.4	$209.2	$128.9	$(576.9)	$50.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2019 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$85.3	$142.5	$—	$227.8
Hotel	—	—	—	37.8	—	37.8
Sale of real estate	—	—	—	1.1	—	1.1
Investment management, property services and research fees	—	—	16.6	1.1	—	17.7
Total revenue	—	—	101.9	182.5	—	284.4
Expenses
Rental	—	—	30.1	44.2	—	74.3
Hotel	—	—	—	30.3	—	30.3
Cost of real estate sold	—	—	—	1.2	—	1.2
Commission and marketing	—	—	1.7	—	—	1.7
Compensation and related	17.6	32.2	19.7	2.8	—	72.3
General and administrative	—	10.0	7.6	4.2	—	21.8
Depreciation and amortization	—	0.7	30.0	64.6	—	95.3
Total expenses	17.6	42.9	89.1	147.3	—	296.9
Income from unconsolidated subsidiaries	—	0.4	(4.2)	51.4	—	47.6
Income from consolidated subsidiaries	160.4	259.9	275.3	—	(695.6)	—
Gain on sale of real estate, net	—	—	—	246.1	—	246.1
Acquisition-related expenses	—	—	(0.1)	(1.8)	—	(1.9)
Interest expense	—	(36.7)	(24.4)	(49.9)	—	(111.0)
Other income (loss)	—	1.0	0.2	(1.8)	—	(0.6)
Income (loss) before benefit from (provision for) income taxes	142.8	181.7	259.6	279.2	(695.6)	167.7
Benefit from (provision for) income taxes	—	(21.3)	0.3	(3.9)	—	(24.9)
Net income (loss)	142.8	160.4	259.9	275.3	(695.6)	142.8
Net income attributable to the noncontrolling interests	—	—	—	(97.3)	—	(97.3)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$142.8	$160.4	$259.9	$178.0	$(695.6)	$45.5

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2018 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$46.4	$88.5	$—	$134.9
Hotel	—	—	—	37.8	—	37.8
Sale of real estate	—	—	—	32.8	—	32.8
Investment management, property services and research fees	—	—	11.0	1.3	—	12.3
Total revenue	—	—	57.4	160.4	—	217.8
Expenses
Rental	—	—	16.3	23.4	—	39.7
Hotel	—	—	—	29.4	—	29.4
Cost of real estate sold	—	—	—	31.4	—	31.4
Commission and marketing	—	—	2.1	—	—	2.1
Compensation and related	8.8	20.4	14.4	1.3	—	44.9
General and administrative	—	5.4	5.7	2.4	—	13.5
Depreciation and amortization	—	0.3	14.4	36.8	—	51.5
Total expenses	8.8	26.1	52.9	124.7	—	212.5
Income from unconsolidated investments	—	0.2	7.4	3.3	—	10.9
Income from consolidated subsidiaries	176.1	230.7	176.0	—	(582.8)	—
Gain on sale of real estate, net	—	—	61.5	175.3	—	236.8
Acquisition-related expenses	—	—	—	(0.2)	—	(0.2)
Interest expense	—	(19.4)	(17.7)	(30.1)	—	(67.2)
Other income	—	10.2	0.1	0.8	—	11.1
Income before provision for income taxes	167.3	195.6	231.8	184.8	(582.8)	196.7
Provision for income taxes	—	(19.5)	(1.1)	(8.8)	—	(29.4)
Net income	167.3	176.1	230.7	176.0	(582.8)	167.3
Net income attributable to the noncontrolling interests	—	—	—	(57.7)	—	(57.7)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$167.3	$176.1	$230.7	$118.3	$(582.8)	$109.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2018 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$89.1	$180.1	$—	$269.2
Hotel	—	—	—	74.1	—	74.1
Sale of real estate	—	—	—	42.2	—	42.2
Investment management, property services and research fees	—	—	20.4	2.0	—	22.4
Total revenue	—	—	109.5	298.4	—	407.9
Expenses
Rental	—	—	29.8	51.5	—	81.3
Hotel	—	—	—	60.2	—	60.2
Cost of real estate sold	—	—	—	39.8	—	39.8
Commission and marketing	—	—	3.5	—	—	3.5
Compensation and related	18.7	34.0	29.2	2.6	—	84.5
General and administrative	—	9.3	10.7	4.9	—	24.9
Depreciation and amortization	—	0.7	29.2	77.3	—	107.2
Total expenses	18.7	44.0	102.4	236.3	—	401.4
Income from unconsolidated investments	—	(0.7)	23.6	14.0	—	36.9
Income from consolidated subsidiaries	185.0	276.6	213.5	—	(675.1)	—
Gain on sale of real estate, net	—	—	61.5	203.3	—	264.8
Acquisition-related expenses	—	—	—	(0.2)	—	(0.2)
Interest expense	—	(39.4)	(29.2)	(57.5)	—	(126.1)
Other income	—	10.0	0.1	1.1	—	11.2
Income before provision for income taxes	166.3	202.5	276.6	222.8	(675.1)	193.1
Provision for income taxes	—	(17.5)	—	(9.3)	—	(26.8)
Net income	166.3	185.0	276.6	213.5	(675.1)	166.3
Net income attributable to the noncontrolling interests	—	—	—	(59.1)	—	(59.1)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$166.3	$185.0	$276.6	$154.4	$(675.1)	$107.2

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2019 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income	$141.2	$148.4	$209.2	$219.3	$(576.9)	$141.2

Other comprehensive income, net of tax:
Unrealized foreign currency translation gain	13.7	13.7	(19.7)	22.7	(16.7)	13.7
Amounts reclassified out of AOCI during the period	9.8	9.8	—	9.8	(19.6)	9.8
Unrealized currency derivative contracts loss	(15.4)	(15.4)	20.0	(35.4)	30.8	(15.4)
Unrealized loss on interest rate swaps	(0.4)	(0.4)	—	—	0.4	(0.4)
Total other comprehensive (loss) income for the period	$7.7	$7.7	$0.3	$(2.9)	$(5.1)	$7.7

Comprehensive income	$148.9	$156.1	$209.5	$216.4	$(582.0)	$148.9
Comprehensive income attributable to noncontrolling interests	—	—	—	(102.7)	—	(102.7)
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$148.9	$156.1	$209.5	$113.7	$(582.0)	$46.2

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2019 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income	$142.8	$160.4	$259.9	$275.3	$(695.6)	$142.8

Other comprehensive income, net of tax:
Unrealized foreign currency translation gain	(4.6)	(4.6)	(11.7)	4.4	11.9	(4.6)
Amounts reclassified out of AOCI during the period	9.8	9.8	—	9.8	(19.6)	9.8
Unrealized currency derivative contracts loss	17.5	17.5	12.0	5.5	(35.0)	17.5
Unrealized loss on interest rate swaps	(0.4)	(0.4)	—	—	0.4	(0.4)
Total other comprehensive (loss) income for the period	$22.3	$22.3	$0.3	$19.7	$(42.3)	$22.3

Comprehensive income	$165.1	$182.7	$260.2	$295.0	$(737.9)	$165.1
Comprehensive income attributable to noncontrolling interests	—	—	—	(107.3)	—	(107.3)
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$165.1	$182.7	$260.2	$187.7	$(737.9)	$57.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2018 (Dollars in millions)
	Parent		Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income	$167.3		$176.1	$230.7	$176.0	$(582.8)	$167.3

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation loss	(74.3)		(74.3)	(34.7)	(72.8)	181.8	(74.3)
Amounts reclassified from accumulated other comprehensive income	13.2	—	13.2	—	18.3	(31.5)	13.2
Unrealized currency derivative contracts gain	29.6		29.6	34.5	(4.9)	(59.2)	29.6
Total other comprehensive income for the period	$(31.5)		$(31.5)	$(0.2)	$(59.4)	$91.1	$(31.5)

Comprehensive income	$135.8		$144.6	$230.5	$116.6	$(491.7)	$135.8
Comprehensive income attributable to noncontrolling interests	—		—	—	(58.7)	—	(58.7)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$135.8		$144.6	$230.5	$57.9	$(491.7)	$77.1

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2018 (Dollars in millions)
	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income	$166.3	$185.0	$276.6	$213.5	$(675.1)	$166.3

Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation loss	(38.9)	(38.9)	(16.3)	(37.4)	92.6	(38.9)
Amounts reclassified from accumulated other comprehensive income	13.1	13.1	—	18.3	(31.4)	13.1
Unrealized currency derivative contracts gain	22.2	22.2	16.3	5.9	(44.4)	22.2
Total other comprehensive income for the period	$(3.6)	$(3.6)	$—	$(13.2)	$16.8	$(3.6)

Comprehensive income	$162.7	$181.4	$276.6	$200.3	$(658.3)	$162.7
Comprehensive income attributable to noncontrolling interests	—	—	—	(65.1)	—	(65.1)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$162.7	$181.4	$276.6	$135.2	$(658.3)	$97.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2019 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities	$(0.7)	$(101.2)	$5.3	$64.7	$(31.9)
Cash flows from investing activities:
Additions to loans	—	—	(1.3)	(0.4)	(1.7)
Collections of loans	—	—	—	—	—
Net proceeds from sale of real estate	—	—	—	321.6	321.6
Purchases of consolidated real estate	—	—	—	(56.0)	(56.0)
Capital expenditures to real estate	—	—	(22.2)	(74.9)	(97.1)
Distributions from unconsolidated investments	—	0.8	11.1	21.7	33.6
Contributions to unconsolidated investments	—	(0.8)	(71.6)	(27.7)	(100.1)
Additions to development project assets	—	—	—	(1.2)	(1.2)
Proceeds from development project assets	—	—	—	4.2	4.2
Proceeds from settlement of foreign forward contracts	—	—	9.3	—	9.3
Distributions from (investments in) consolidated subsidiaries, net	75.5	56.9	117.5	(249.9)	—
Net cash provided by (used in) investing activities	75.5	56.9	42.8	(62.6)	112.6
Cash flows from financing activities:
Borrowings under senior notes payable	—	—	—	—	—
Borrowings under line of credit	—	75.0	—	—	75.0
Repayment of line of credit	—	(25.0)	—	—	(25.0)
Borrowings under investment debt	—	—	—	367.6	367.6
Repayment of investment debt	—	—	(0.6)	(261.6)	(262.2)
Repayment of term loan	—	—	—	—	—
Debt issue costs	—	—	—	(2.1)	(2.1)
Repurchase and retirement of common stock	(15.0)	—	—	—	(15.0)
Dividends paid	(59.8)	—	—	—	(59.8)
Repayment of shareholder loans to noncontrolling interests	—	—	—	(11.7)	(11.7)
Contributions from noncontrolling interests, excluding KWE	—	—	—	10.4	10.4
Distributions to noncontrolling interests	—	—	—	(258.2)	(258.2)
Net cash (used in) provided by financing activities	(74.8)	50.0	(0.6)	(155.6)	(181.0)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	16.3	16.3
Net change in cash and cash equivalents	—	5.7	47.5	(137.2)	(84.0)
Cash and cash equivalents, beginning of period	—	1.9	101.9	384.2	488.0
Cash and cash equivalents, end of period	$—	$7.6	$149.4	$247.0	$404.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2018 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities	$—	$(64.4)	$29.0	$95.1	$59.7
Cash flows from investing activities:
Additions to loans	—	—	(0.6)	(0.9)	(1.5)
Collections of loans	—	—	4.5	—	4.5
Net proceeds from sale of real estate	—	—	161.3	673.3	834.6
Purchases of consolidated real estate	—	—	(127.0)	(112.8)	(239.8)
Capital expenditures to real estate	—	—	(12.4)	(95.6)	(108.0)
Premiums from settlement of foreign derivative contracts	—	(7.3)	—	—	(7.3)
Purchases of foreign derivative contracts	—	(0.8)	—	—	(0.8)
Proceeds from sale of marketable securities	—	—	7.4	—	7.4
Distributions from unconsolidated investments	—	—	16.3	26.3	42.6
Contributions to unconsolidated investments	—	(0.6)	(20.3)	(104.7)	(125.6)
Additions to development project assets	—	—	—	(16.4)	(16.4)
Proceeds from development project assets	—	—	—	38.8	38.8
Distributions from (investments in) consolidated subsidiaries, net	213.1	(9.3)	(49.1)	(154.7)	—
Net cash provided by (used in) investing activities	213.1	(18.0)	(19.9)	253.3	428.5
Cash flows from financing activities:
Borrowing under senior notes payable	—	246.6	—	—	246.6
Borrowings under line of credit	—	225.0	—	—	225.0
Repayment of lines of credit	—	(325.0)	—	—	(325.0)
Repayment of term loan	—	(75.0)	—	—	(75.0)
Borrowings under investment debt	—	—	291.7	155.5	447.2
Repayment of investment debt	—	—	(276.1)	(300.5)	(576.6)
Debt issue costs	—	(4.0)	(1.4)	(1.6)	(7.0)
KWE closing dividend	—	—	—	(17.2)	(17.2)
Repurchase and retirement of common stock	(155.6)	—	—	—	(155.6)
Dividends paid	(57.5)	—	—	—	(57.5)
Contributions from noncontrolling interests, excluding KWE	—	—	—	15.2	15.2
Distributions to noncontrolling interests	—	—	—	(103.9)	(103.9)
Net cash (used in) provided by financing activities	(213.1)	67.6	14.2	(252.5)	(383.8)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(8.6)	(8.6)
Net change in cash and cash equivalents	—	(14.8)	23.3	87.3	95.8
Cash and cash equivalents, beginning of period	—	33.4	54.8	263.1	351.3
Cash and cash equivalents, end of period	$—	$18.6	$78.1	$350.4	$447.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 15—SUBSEQUENT EVENTS
As of July 30, 2019, the Company and its equity partners are also under separate binding contracts to sell three multifamily properties in the Western U.S. at an aggregate sales price of approximately $204 million, subject to customary closing conditions. The Company has an average ownership interest of 57% in these properties. The Company currently expects to receive a total of approximately $76 million in net proceeds from these transactions. There can be no assurance that the Company will complete such transactions under contract.
The Company and its equity partners are under binding contracts to purchase five commercial properties and one multifamily property in the Western U.S. for $612 million, subject to customary closing conditions. The Company expects to have an average ownership of approximately 34% in these properties.

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
Our value is primarily derived from our ownership in income producing real estate assets. We have an ownership interest in approximately 51 million square feet of property globally, including 28,892 multifamily rental units. At June 30, 2019, we and our equity partners held a real estate and real estate related investment portfolio with assets at a book value of approximately $11.4 billion.  For the six months ended June 30, 2019, these assets generated total revenues of approximately $519.2 million.  The Company has an average ownership interest across all of its investments of approximately 64% as of June 30, 2019. In addition to our income producing real estate, we engage in development, and redevelopment and value add initiatives through which we enhance cashflows or reposition assets to increase value.
We have 336 employees in 16 offices throughout the United States, the United Kingdom, Ireland and Spain.
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

KW Investments
We invest our capital in real estate assets and loans secured by real estate either on our own or through our investment management platform. When we have partners, we are typically the general partner in the arrangement with a promoted interest in the profits of our investments beyond our ownership percentage. We have an average ownership interest across all investments of approximately 64% as of June 30, 2019. Our equity partners include financial institutions, foundations, endowments, high net worth individuals and other institutional investors.
The following are product types we invest in through the KW Investments segment:
Multifamily
We pursue multifamily acquisition opportunities where we can unlock value through a myriad of strategies, including institutional management, asset rehabilitation, repositioning and creative recapitalization. We focus primarily on apartments in supply-constrained, infill markets.
As of June 30, 2019, we hold investments in 28,892 multifamily apartment units across 109 assets primarily located in the Western United States, Ireland and United Kingdom. Based on our share of net operating income, 35% are located in the Pacific Northwest, primarily in suburbs of Seattle and Portland. The rest of the Western United States portfolio is in Northern and Southern California and the Mountain States region of Utah, Idaho and Nevada.
Through our Vintage Housing Holdings ("VHH") partnership, we acquire and develop income and age restricted properties.  The VHH portfolio includes approximately 6,900 rental units with over 2,000 units currently under development or undergoing entitlements in the Western United States, which we currently expect to be completed by the end of 2021.  VHH typically utilizes tax-exempt bond financing and the sale of federal tax credits to help finance its investments.
Commercial
We pursue office investment opportunities that typically have a value-add component and can benefit from our asset management expertise. After acquisition, the properties are generally repositioned to enhance market value.
Our retail portfolio has different characteristics based on the geographic markets where the properties are located. In Europe, we have a mixture of high street retail, suburban shopping centers and leisure assets that are primarily located in the United Kingdom as well as Dublin and Madrid. In our Western United States retail portfolio, we invest in shopping centers that are generally grocery anchored.
Our industrial portfolio is mainly distribution centers located in the United Kingdom.
As of June 30, 2019, we hold investments in 187 commercial properties, totaling over 19.0 million square feet, predominately in the United Kingdom and Ireland with additional investments in Italy and Spain, the Pacific Northwest and Southern California.
Hotel
We acquire hotels in certain opportunistic situations where we are able to purchase at a discount to replacement value or can implement our value-add investment approach. As of June 30, 2019, we own 5 hotels with 829 hotel rooms located in Ireland, the United Kingdom and Hawaii.
Residential, Loan and Other
In certain cases, we may pursue for sale housing acquisition opportunities, including land for entitlements, finished lots, urban infill housing sites and partially finished and finished housing projects. On certain income-producing acquisitions, there are adjacent land parcels to which we assign little or no basis and for which we may pursue entitlement activities. In some cases, we pursue development or re-development opportunities.
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
Our loan investment portfolio is generally countercyclical to our other real estate investment businesses. When market conditions deteriorate there are more opportunities in acquiring loan portfolios. Our portfolio is principally related to loans acquired at a discount from their contractual balance due as a result of deteriorated credit quality of the borrower or market conditions. Such loans are underwritten by us based on the value of the underlying real estate collateral. Due to the discounted purchase price, we seek, and are generally able to, accomplish near term realization of the loan in a cash settlement or by obtaining title to the property. Accordingly, the credit quality of the borrower is not of substantial importance to our evaluation of the risk of recovery from the investment.
This group also includes our investment in liquid non-real estate investments including investment funds that hold marketable securities and private equity investments.
As of June 30, 2019, we hold 20 investments which are primarily comprised of 305 residential units/lots and 4,000 acres located in Hawaii and the Western United States. As of June 30, 2019, these investments had a gross asset value of $317.0 million and the Company had a weighted average ownership in such investments of 55%. These investments are in various stages of completion, ranging from securing the proper entitlements on land positions to sales of units/lots.

Development and Redevelopment

We have a number of development, redevelopment and entitlement projects that are underway or in the planning stages. Unlike the residential projects that are held for sale and described in the section directly above, these initiatives may ultimately result in income-producing assets (3,800 multifamily units, 0.8 million commercial rentable square feet and 150 hotel rooms). If these projects are brought to completion, the Company’s estimated share of the total capitalization of these projects would be approximately $1.2 billion (approximately 26% of which has already been funded), which we expect would be funded through our existing equity, third party equity, project sales, tax credit financing and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak capital and does not take into account any distributions over the course of the investment. We and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process. Please also see the section titled “Liquidity and Capital Resources - Development and redevelopment” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional detail on these investments.

Fair Value Investments

As of June 30, 2019, $835.8 million or 78% of our investments in unconsolidated investments (12% of total assets) are held at estimated fair value. As of June 30, 2019 there were cumulative fair value gains of $189.2 million which comprises 23% of the $835.8 million carrying value of fair value unconsolidated investments that are currently held.  Fair value changes consist of changes in the underlying value of properties and associated mortgage debt as well as foreign currency fluctuations (net of any hedges) for non-dollar denominated investments. During the three and six months ended June 30, 2019, we recognized $10.6 million and $41.0 million of fair value gains and performance fees on unconsolidated investments.

These investments encompass our investments in the commingled funds that we manage as well as unconsolidated investments in which we have elected the fair value option. Our investment in VHH is our largest unconsolidated investment held at estimated fair value and was $110.5 million and $101.5 million as of June 30, 2019 and December 31, 2018, respectively. For a more detailed discussion of VHH please see the Multifamily section above. We have elected fair value options for these unconsolidated investments in order to report the change in the value in the underlying investments in the results of our current operations.

In determining these estimated fair market values, the Company utilizes discounted cash flow models that estimate future cash flows (including terminal values) and discount those cash flows back to the current period. The accuracy of estimating fair value for investments cannot be determined with precision and cannot be substantiated by comparison to quoted prices in active markets and may not be realized in a current sale or immediate settlement of the asset or liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including capitalization rates, discount rates, liquidity risks, and estimates of future cash flows could significantly affect the fair value measurement amounts. As such, below are ranges of the key metrics included in determining these estimated values.

Estimated Rates Used for
	Capitalization Rates	Discount Rates
Multifamily	4.50% — 7.75%	7.75% — 9.75%
Office	4.75% — 6.75%	7.00% — 8.50%
Retail	6.50% — 10.00%	8.00% — 11.75%
Hotel	6.00% — 7.75%	8.25% — 10.00%
Residential	N/A	12.00%

In valuing indebtedness, the Company considers significant inputs such as the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by Kennedy Wilson for these types of investments range from 1.35% to 3.40%.

There is no active secondary market for our development projects and no readily available market value given the uncertainty of the amount and timing of future cash flows. Accordingly, our determination of fair value of our development projects requires judgment and extensive use of estimates. Therefore, we typically use investment cost as the estimated fair value until future cash flows become more predictable. Additionally, the fair value of our development projects may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. If we were required to liquidate an investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the currently assigned valuations.
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
We manage approximately $16.4 billion of IMRES AUM, the majority of which we have an ownership interest in and the balance we manage for third parties (please see definition of IMRES AUM in the section titled "Non-GAAP Measures and Certain Definitions"). With 16 offices throughout the United States, the United Kingdom, Ireland, Jersey and Spain, we have the capabilities and resources to provide property services to real estate owners as well as the experience, as a real estate investor, to understand client concerns. The managers of IMRES have an extensive track record in their respective lines of business and in the real estate community as a whole. Their knowledge and relationships are an excellent driver of business through the services business as well as on the investment front. Additionally, IMRES plays a critical role in supporting our investment strategy by providing local market intelligence and real-time data for evaluating investments, generating proprietary transaction flow and creating value through efficient implementation of asset management or repositioning strategies.
Investment Management
Our investment management platform utilizes a number of different investment vehicles for which we provide acquisition, asset management, financing, and other investment-related services, and typically includes a co-investment from us. We usually provide investment management services on our consolidated investment portfolio as well as investments with strategic partners many of whom have separate account agreements with us. Through our fund management business we have three active closed end funds seeking to generate attractive, risk adjusted returns.
As of June 30, 2019, the Company manages a total of $2.4 billion in fee-bearing capital.
Commingled funds
We currently have three closed end funds that we manage and receive investment management fees. We focus on sourcing investors in the U.S., Europe and Middle East and investments in Western U.S and Europe with respect to our commingled funds.
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

Selected Financial Data
In order to help the user of the financial statements understand our growth, we have included certain five-year selected financial data. The following table shows selected financial items for the three and six months ended June 30, 2019 dating back to 2015.

	Three Months Ended June 30,
(Dollars in millions, except per share amounts)	2019	2018	2017	2016	2015
GAAP
Revenues	$143.7	$217.8	$175.9	$172.9	$137.1
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	50.8	109.6	9.4	(1.6)	31.2
Basic income (loss) per share of common stock	0.36	0.77	0.08	(0.02)	0.29
Diluted income (loss) per share of common stock	0.36	0.77	0.08	(0.02)	0.27
Dividends declared per share of common stock	0.21	0.19	0.17	0.14	0.12
Non-GAAP(1)
Adjusted EBITDA	187.4	270.5	102.3	73.5	112.8
Adjusted EBITDA percentage change	(31)%	164%	39%	(35)%	—%
Adjusted Net Income	105.1	170.9	51.0	43.4	63.0
Adjusted Net Income percentage change	(39)%	235%	18%	(31)%	—%
Adjusted Fees	28.2	30.9	18.0	32.1	36.7
Adjusted Fees percentage change	(9)%	72%	(44)%	(13)%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.

	Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2019	2018	2017	2016	2015
GAAP
Revenues	$284.4	$407.9	$344.5	$342.9	$269.4
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	45.5	107.2	10.2	(9.1)	27.7
Basic income (loss) per share of common stock	0.33	0.74	0.09	(0.09)	0.27
Diluted income (loss) per share of common stock	0.33	0.74	0.09	(0.09)	0.27
Dividends declared per share of common stock	0.42	0.38	0.34	0.28	0.24
Non-GAAP(1)
Adjusted EBITDA	307.5	393.1	179.5	145.3	166.5
Adjusted EBITDA percentage change	(22)%	119%	24%	(13)%	—%
Adjusted Net Income	158.9	234.1	93.7	81.7	93.5
Adjusted Net Income percentage change	(32)%	150%	15%	(13)%	—%
Adjusted Fees	42.9	52.2	45.7	62.1	63.8
Adjusted Fees percentage change	(18)%	14%	(26)%	(3)%	—%
(1) Please refer to "Certain Non-GAAP Measures and Reconciliations" for a reconciliation of certain non-GAAP items to U.S. GAAP.
The following tables show selected financial items as of June 30, 2019 and as of December 31, 2018 through 2015:

	June 30,	December 31,
(in millions)	2019	2018	2017	2016	2015
Cash and cash equivalents	$404.0	$488.0	$351.3	$885.7	$731.6
Total assets	6,996.2	7,381.8	7,734.5	7,635.4	7,658.2
Mortgage debt	2,675.3	2,950.3	3,156.6	2,770.4	2,772.5
KW unsecured debt	1,254.4	1,202.0	1,179.4	934.1	688.8
KWE unsecured bonds	1,253.1	1,260.5	1,325.9	1,185.7	855.0
Kennedy Wilson equity	1,246.2	1,246.7	1,365.6	1,048.0	1,133.8
Noncontrolling interests	44.1	184.5	211.9	1,295.1	1,731.3
Total equity	1,290.3	1,431.2	1,577.5	2,343.1	2,865.1
Common shares outstanding	142.5	143.2	151.6	115.7	114.5
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
The table below details the changes our IMRES AUM for the six months ended June 30, 2019:

(in millions)	December 31, 2018	Increases	Decreases	June 30, 2019
IMRES AUM	$16,308.5	$1,394.5	$(1,257.0)	$16,446.0
IMRES AUM increased 1% to approximately $16.4 billion as of June 30, 2019. The increase is due to appreciation in the value of its investments and acquisition of investments mainly within our commingled funds and separate account structures. This is offset by decreases due to dispositions of primarily consolidated assets and the reduction of assets under management in our property services group.

Foreign Currency and Currency Derivative Instruments
Please refer to item 3. Quantitative and Qualitative Disclosures About Market Risk for our discussion regarding foreign currency and currency derivative instruments.
Certain Significant Transactions and Events

AXA Joint Venture
AXA Investment Managers - Real Assets ("AXA") and the Company previously entered into a joint venture agreement ("AXA Joint Venture") targeting assets in Ireland.  During the second quarter AXA invested in a 50% ownership stake in State Street office building, Capital Dock office buildings and Capital Dock residential tower in Dublin, Ireland that was previously held by the Company and a different equity partner and was consolidated in the Company’s financial statements.  The Company continues to hold a 50% ownership interest in these assets through its ownership in this new joint venture with AXA.  As the Company does not control the joint venture with AXA, the assets are no longer consolidated and its investment with AXA is accounted for under the equity method. Going forward the investments will be fair value unconsolidated investments with operating activity included within income from unconsolidated investments.
The table below summarizes the impact the transaction had on our financial statements during the six months ended June 30, 2019:

(Dollars in millions)	Gross Gain on Sale of Real Estate	Noncontrolling Interests	Net Gain on Sale of Real Estate	Adjusted Fees(1)
Six months ended June 30, 2019	$205.6	$(105.4)	$100.2	$14.5
(1) Includes $12.4 million of performance fees for the six months ended June 30, 2019 and $2.1 million on disposition fees for the six months ended June 30, 2019. See results of operations section for more detail on adjusted fees.

Results of Operations
Kennedy Wilson Consolidated Financial Results: Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

	Three Months Ended June 30, 2019
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$112.0	$—	$—	$112.0
Hotel	22.8	—	—	22.8
Sale of real estate	—	—	—	—
Investment management, property services and research fees	—	8.9	—	8.9
Total revenue	134.8	8.9	—	143.7
Expenses
Rental	33.3	—	—	33.3
Hotel	15.7	—	—	15.7
Cost of real estate sold	—	—	—	—
Commission and marketing	—	0.7	—	0.7
Compensation and related	17.1	6.3	13.6	37.0
General and administrative	6.8	2.3	1.8	10.9
Depreciation and amortization	46.2	—	—	46.2
Total expenses	119.1	9.3	15.4	143.8
Income from unconsolidated investments, net of depreciation and amortization	0.7	5.2	—	5.9
Gain on sale of real estate, net	211.2	—	—	211.2
Acquisition-related expenses	(1.1)	—	—	(1.1)
Interest expense	(37.3)	—	(18.4)	(55.7)
Other non-operating income	0.7	—	1.2	1.9
Provision for income taxes	(1.5)	—	(19.4)	(20.9)
Net income (loss)	188.4	4.8	(52.0)	141.2
Net income attributable to the noncontrolling interests	(90.4)	—	—	(90.4)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	98.0	4.8	(52.0)	50.8
Add back (less):
Interest expense	37.3	—	18.4	55.7
Kennedy Wilson's share of interest expense included in unconsolidated investments	7.4	—	—	7.4
Depreciation and amortization	46.2	—	—	46.2
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	2.2	—	—	2.2
Provision for income taxes	1.5	—	19.4	20.9
Fees eliminated in consolidation	(14.1)	14.1	—	—
EBITDA add backs attributable to noncontrolling interests	(3.0)	—	—	(3.0)
Share-based compensation	—	—	7.2	7.2
Adjusted EBITDA(1)	$175.5	$18.9	$(7.0)	$187.4
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA.

	Three Months Ended June 30, 2018
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total

Revenue
Rental	$134.9	$—	$—	$134.9
Hotel	37.8	—	—	37.8
Sale of real estate	32.8	—	—	32.8
Investment management, property services and research fees	—	12.3	—	12.3
Total revenue	205.5	12.3	—	217.8
Expenses
Rental	39.7	—	—	39.7
Hotel	29.4	—	—	29.4
Cost of real estate sold	31.4	—	—	31.4
Commission and marketing	—	2.1	—	2.1
Compensation and related	20.2	8.9	15.8	44.9
General and administrative	8.4	3.2	1.9	13.5
Depreciation expense	51.4	0.1	—	51.5
Total expenses	180.5	14.3	17.7	212.5
Income from unconsolidated investments, net of depreciation and amortization	4.1	6.8	—	10.9
Gain on sale of real estate, net	236.8	—	—	236.8
Acquisition-related expenses	(0.2)	—	—	(0.2)
Interest expense	(47.9)	—	(19.3)	(67.2)
Other non-operating (expense) income	0.8	—	10.3	11.1
Provision for income taxes	(0.6)	—	(28.8)	(29.4)
Net income (loss)	218.0	4.8	(55.5)	167.3
Net income attributable to the noncontrolling interests	(57.7)	—	—	(57.7)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	160.3	4.8	(55.5)	109.6
Add back (less):
Interest expense	47.9	—	19.3	67.2
Kennedy Wilson's share of interest expense included in unconsolidated investments	6.1	—	—	6.1
Depreciation and amortization	51.4	0.1	—	51.5
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	3.1	—	—	3.1
Provision for income taxes	0.6	—	28.8	29.4
Fees eliminated in consolidation	(11.8)	11.8	—	—
EBITDA add backs attributable to noncontrolling interests	(5.2)	—	—	(5.2)
Share-based compensation	—	—	8.8	8.8
Adjusted EBITDA(1)	$252.4	$16.7	$1.4	$270.5
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA
GAAP net income to common shareholders was $50.8 million and $109.6 million for the three months ended June 30, 2019 and 2018, respectively. Adjusted EBITDA was $187.4 million and $270.5 million for the three months ended June 30, 2019 and 2018, respectively. During the prior year and in the first half of 2019, we have been a net seller of assets, had foreign currency exchange losses, and experienced a large vacancy at a Western United States office property and some disruption to our hotel business due to value-add capital expenditures all of which has led to a decrease in NOI from our properties. This was partially offset in the second quarter 2019 by increases in rental income and NOI at our same store operating properties (as described in the following paragraph) as we execute on our asset management initiatives. With proceeds from asset sales we have funded development and redevelopment initiatives that, once completed, should significantly increase the NOI we receive from our properties (see "Liquidity and Capital Resources - Development and Redevelopment"). In the second quarter 2019, we had a decrease of $68.0 million from sale of real estate and fair value gains as compared to the three months ended June 30, 2018. We have also been focused on raising fee bearing capital in the United States and Europe through closed end funds and separate accounts and expect investment management fees to increase as we raise additional capital. During the second quarter 2019, we raised an additional $281.0 million of fee bearing capital, offset by $216.0 million returned to our investors.
On our 15,326 same property multifamily units, total revenues increased 5.3%, net operating income increased 7.3%, and occupancy increased slightly to 94.6% from 93.7% in the same period in 2018. On 11.9 million square feet of same property commercial real estate, total revenues increased 5.1% and net operating income increased 6.1%, with occupancy increasing to 96.9% from 97.0% from the same period in 2018.
A significant portion of our investments are located outside of the United States and denominated in foreign currencies. We typically do not hedge future operations or cash flows, so changes in foreign currency rates will have an impact on our results of operations. We have included the table below to illustrate the impact these fluctuations have had on our revenues, net income and Adjusted EBITDA by applying the relevant exchange rates for the prior period. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of risks relating to foreign currency and our hedging strategy and the "Other Comprehensive Income" section below for a discussion of the balance sheet impact of foreign currency movements on our results of operations.

	Three Months Ended June 30, 2019
(dollars in millions)	Investments		Services		Total
Revenues	$0.6	—%	$—	—%	$0.6	—%
Net Income	(2.2)	(4)%	—	—%	(2.2)	(4)%
Adjusted EBITDA	(1.9)	(1)%	—	—%	(1.9)	(1)%

	Three Months Ended June 30, 2018
(dollars in millions)	Investments		Services		Total
Revenues	$0.4	—%	$(0.2)	—%	$0.2	—%
Net Income	(0.2)	—%	(0.2)	—%	(0.4)	—%
Adjusted EBITDA	—	—%	(0.2)	—%	(0.2)	—%
Revenues
Investments Segment Revenues
Rental income was $112.0 million for the three months ended June 30, 2019 as compared to $134.9 million for the same period in 2018. The $22.9 million decrease is primarily due to the deconsolidation of Irish multifamily assets that were sold into the AXA Joint Venture in June 2018. As the assets are now treated as unconsolidated investments, our share of rental revenues is part of income from unconsolidated investments in the current period and are no longer treated as rental income. We have also been a net seller of assets, which has led to a decrease in rental income.
Hotel income was $22.8 million for the three months ended June 30, 2019 as compared to $37.8 million for the same period in 2018. The $15.0 million decrease is primarily due to the sale of the Ritz Carlton, Lake Tahoe hotel during first quarter 2019, the sale of six Park Inn hotels located in the United Kingdom during the fourth quarter of 2018 and an extensive value add renovation of the lobby and reception at the Shelbourne hotel, which led to the hotel being under occupied during first quarter 2019 and the beginning of the second quarter 2019.
    Sale of real estate was $32.8 million for the three months ended June 30, 2018 with no comparable activity during the three months ended June 30, 2019. During the three months ended June 30, 2018 we recognized sale of real estate on 200 Capital Dock, a 130,000 sq. ft. office building under development in Dublin, Ireland, due to the construction progression on the building. The 200 Capital Dock project was accounted under percentage of completion so variation in periods is due to the project achieving different milestones in its development timeline. As of June 30, 2019 we have completed construction of the building.
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

The following table shows Adjusted Fees for the three-month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,
(dollars in millions)	2019	2018
Investment management and real estate services fees	$8.9	$12.3
Non-GAAP adjustments:
Add back:
KW share of fees eliminated in consolidation(1)	14.1	11.7
Performance fees included in unconsolidated investments	5.2	6.9
Adjusted Fees(2)	$28.2	$30.9
(1)The three months ended June 30, 2019 and 2018 include $14.4 million and $11.2 million, respectively, of fees recognized in net (income) loss attributable to noncontrolling interests relating to portion of fees paid by noncontrolling interest holders.
(2) See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Adjusted Fees.

Investment management and real estate services fees were $8.9 million during the three months ended June 30, 2019 as compared to $12.3 million for the same period in 2018. See explanation below.
Fees earned from investments that were eliminated in consolidation totaled $14.1 million during the three months ended June 30, 2019 as compared to $11.7 million for the same period in 2018. See explanation below.
The table below shows a breakdown of Adjusted Fees from investment management and real estate related services for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
(dollars in millions)	2019	2018
Fee Description
Investment Management - Base	$4.6	$2.7
Investment Management - Performance	17.6	16.5
Investment Management - Acquisition/ Disposition	2.1	2.3
Investment Management - Total	24.3	21.5

Property Services	3.9	5.2
Research	—	4.2
Total Adjusted Fees(1)	$28.2	$30.9
(1)See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Adjusted Fees.
Investment management
Investment management generated adjusted fees of $24.3 million during the three months ended June 30, 2019 as compared to $21.5 million for the same period in 2018. The increase of $1.9 million in base management fees period-over-period is due to fees earned on the AXA Joint Venture, which was established during the second quarter of 2018.
During the three months ended June 30, 2019, we received performance fees from the transfer of State Street office building, Capital Dock office building and Capital Dock residential building into the AXA Joint Venture. We also recorded an increase in the accrual for performance fees related to the increase in the underlying fair value of assets held by Fund V. During the three months ended June 30, 2018, we earned performance fees on the sale of multifamily assets into the AXA Joint Venture and an accrual for performance fees in Fund V relating to the increase in assets held by the fund.
Acquisition/disposition fees relate to the disposition fees earned on AXA Joint Venture for both periods. The 2018 fee also includes fees from the multifamily portfolio sale.
Property Services
Real estate related services fees decreased to $3.9 million during the three months ended June 30, 2019 as compared to $5.2 million for the same period in 2018 due to lower leasing commissions earned.
Research
We sold Meyers Research in the fourth quarter of 2018, which resulted in the loss of research fees. During the three months ended June 30, 2018 we had earned $4.2 million of fees.
Expenses
Investments Segment Expenses
Rental expenses decreased to $33.3 million during the three months ended June 30, 2019 as compared to $39.7 million for the three months ended June 30, 2018. The decrease is primarily due to the deconsolidation of Irish multifamily assets that were sold into the AXA Joint Venture. As the assets are now treated as unconsolidated investments, our share of rental expenses is part of income from unconsolidated investments in the current period and are no longer treated as rental expense. We have also been a net seller of assets which has led to a decrease in rental expense.
Hotel expenses decreased to $15.7 million for the three months ended June 30, 2019 as compared to $29.4 million for the three months ended June 30, 2018 due to the sale of Park Inns hotels in the fourth quarter of 2018 and the Ritz Carlton, Lake Tahoe hotel during the first quarter of 2019.
During the three months ended June 30, 2018, we recognized additional costs to complete on 200 Capital Dock, due to the construction progression on the building that resulted in $31.4 million of sale-related costs. There were no such costs for the three months ended June 30, 2019.
Compensation expense for the three months ended June 30, 2019 decreased to $17.1 million for the three months ended June 30, 2019 as compared to $20.2 million for the three months ended June 30, 2018 due to lower discretionary bonuses.
Depreciation and amortization decreased to $46.2 million during the three months ended June 30, 2019 as compared to $51.5 million primarily due to the deconsolidation of multifamily assets in connection with our previous partner's sale of its interests and our contribution of our interests to the AXA Joint Venture and the Company being a net seller in 2018 and the first half of 2019.
Investment Management and Real Estate Services Segment Expenses
Expenses for the three months ended June 30, 2019 decreased to $9.3 million for the three months ended June 30, 2019 as compared to $14.3 million for the three months ended June 30, 2018 primarily due to lower compensation and general and administrative expenses from the sale of the Meyers Research, which reduced our headcount by 140 people period over period.
Corporate Expenses
Expenses for the three months ended June 30, 2019 decreased to $15.4 million for the three months ended June 30, 2019 as compared to $17.7 million due to lower compensation and general and administrative expenses.
Income from Unconsolidated Investments
    The following table presents income from unconsolidated investments recognized by Kennedy Wilson during the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
(Dollars in millions)	2019	2018
Operating performance, net of depreciation of $2.2 and $3.1	$5.6	$2.6
Realized gains	—	1.7
Fair value	5.4	(0.2)
Performance fees (included in adjusted fees)	5.2	6.8
Impairment	(10.3)	—
Total income from unconsolidated investments	$5.9	$10.9

During the three months ended June 30, 2019, income from unconsolidated investments was $5.9 million as compared to $10.9 million for the same period in 2018. The increase in operating performance is due to the deconsolidation of multifamily assets in Dublin into the AXA Joint Venture and are now accounted for as unconsolidated investments. The realized gain during the three months ended June 30, 2018 relates to the sale of a multifamily property in the Western United States.
In addition to the above, during the three months ended June 30, 2019, the Company recognized fair value gains and performance fees of $5.4 million and $5.2 million, respectively, related primarily to cap rate compression, asset sales, and improved property performance by its FV Option investments and investments held within the funds managed by the Company. These gains were partially offset by foreign exchange fair value losses on multifamily and development joint ventures in Ireland and a $10.3 million impairment loss on a residential project in the Western United States.
Income from unconsolidated investments during the three months ended June 30, 2018 primarily relates to operating distributions. During the three months ended June 30, 2018, the Company recognized fair value losses and performance fees of $(0.2) million and $6.8 million.
Non-operating Items
Gain on sale of real estate net was $211.2 million for the three months ended June 30, 2019 compared to $236.8 million during the same period in 2018. The gains recognized during the three months ended June 30, 2019 relate to the deconsolidation of State Street office building, Capital Dock office buildings and Capital Dock residential tower in Dublin, Ireland which went into the AXA joint venture, and the sale of retail assets in the Western United States and non-core commercial properties in the United Kingdom. The gains recognized during the three months ended June 30, 2018 relate primarily to the deconsolidation of the investments that went into the AXA joint venture, the sale of a portfolio of multifamily properties in the Western United States and the sales of non-core assets out of our United Kingdom commercial property portfolio.
Interest expense was $55.7 million for the three months ended June 30, 2019, as compared to $67.2 million for the same period in 2018. The decrease is due to the deconsolidation of multifamily assets into the AXA Joint Venture, the net sale of properties which were encumbered by mortgage debt and increased capitalized interest relating to our development properties.
Other income was $1.9 million for the three months ended June 30, 2019 as compared to other income of $11.1 million for the same period in 2018. The income during the three months ended June 30, 2019 relates to transactional foreign currency exchange gains during the period. The income during the three months ended June 30, 2018 relates to realized gains on non-designated currency hedging derivative investments on the Euro.
During the three months ended June 30, 2019, Kennedy Wilson generated pretax book income of $162.1 million related to its global operations and recorded a tax provision of $20.9 million or 12.9% of pretax book income. The effective tax rate for the quarter is below the U.S. statutory tax rate, primarily as a result of income allocated to non-controlling interest, which is not subject to corporate tax.
Acquisition-related expenses were $1.1 million for the three months ended June 30, 2019 with no comparable activity in the prior period. The increase is due to expenses associated with costs that were incurred investigating potential transactions that ultimately were not consummated.
We had net income of $90.4 million attributable to noncontrolling interests during the three months ended June 30, 2019 compared to a net income of $57.7 million during the three months ended June 30, 2018. The income attributable to noncontrolling interest for both periods is mainly due to allocation of gains associated with the AXA Joint Venture to our equity partners.
Other Comprehensive Income
The two major components that drive the change in other comprehensive income are the change in foreign currency rates and the gain or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
(Dollars in millions)	2019	2018
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$50.8	$109.6
Unrealized foreign currency translation gain (loss), net of noncontrolling interests and tax	1.4	(75.3)
Amounts reclassified out of accumulated other comprehensive loss during the period	9.8	13.2
Unrealized foreign currency derivative contract (loss) gain, net of noncontrolling interests and tax	(15.4)	29.6
Unrealized loss on interest rate swaps	(0.4)	—
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$46.2	$77.1
Included within the net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders there are realized foreign exchange amounts relating to translation of cash amounts held in different functional currencies of the subsidiary that holds it and realized gains and losses on derivative investments that are not treated as net investment hedges. The table below represents the amount of foreign exchange movements recorded to the statement of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
(Dollars in millions)	2019	2018
Realized foreign currency exchange gain - consolidated statements of operations	$1.2	$0.2
Realized foreign currency derivative contract loss - consolidated statements of operations	—	10.1
Statements of Operations - realized foreign currency exchange	$1.2	$10.3
The main currencies that we have exposure to are the euro and pound sterling. The table below represents the change in rates over the three months ended June 30, 2019 and 2018 as compared to the U.S. Dollar:

	Three Months Ended June 30,
	2019	2018
Euro	1.5%	(5.0)%
GBP	(3.2)%	(5.9)%
Comprehensive income, net of taxes and noncontrolling interests, for the three months ended June 30, 2019 and 2018 was income of $46.2 million and $77.1 million, respectively.  The Company experienced net unrealized gains on foreign currency through other comprehensive income for the period due to the strengthening of the Euro against both U.S. dollar and the GBP. This was offset by the weakening of the GBP against the U.S. Dollar. Unrealized hedge losses were driven by hedges that KWE holds on its euro denominated investments as the Euro strengthened against the GBP. This was offset by unrealized hedge gains on the Company's hedges of GBP against the U.S. Dollar. The Company entered into interest rate swap contracts to swap some of its variable rate mortgage loans to fixed rate terms. Unrealized losses on the interest rate swaps were offset by $1.1 million of interest expense savings that were recorded to the statement of operations.

Kennedy Wilson Consolidated Financial Results: Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

	Six Months Ended June 30, 2019
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$227.8	$—	$—	$227.8
Hotel	37.8	—	—	37.8
Sale of real estate	1.1	—	—	1.1
Investment management, property services and research fees	—	17.7	—	17.7
Total revenue	266.7	17.7	—	284.4
Expenses
Rental	74.3	—	—	74.3
Hotel	30.3	—	—	30.3
Cost of real estate sold	1.2	—	—	1.2
Commission and marketing	—	1.7	—	1.7
Compensation and related	32.2	11.4	28.7	72.3
General and administrative	14.3	4.0	3.5	21.8
Depreciation and amortization	95.3	—	—	95.3
Total expenses	247.6	17.1	32.2	296.9
Income from unconsolidated investments, net of depreciation and amortization	40.2	7.4	—	47.6
Gain on sale of real estate, net	246.1	—	—	246.1
Acquisition-related expenses	(1.9)	—	—	(1.9)
Interest expense	(74.4)	—	(36.6)	(111.0)
Other non-operating income (expense)	1.2	—	(1.8)	(0.6)
Provision for income taxes	(3.6)	—	(21.3)	(24.9)
Net income (loss)	226.7	8.0	(91.9)	142.8
Net income attributable to the noncontrolling interests	(97.3)	—	—	(97.3)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	129.4	8.0	(91.9)	45.5
Add back (less):
Interest expense	74.4	—	36.6	111.0
Kennedy Wilson's share of interest expense included in unconsolidated investments	15.9	—	—	15.9
Depreciation and amortization	95.3	—	—	95.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	4.3	—	—	4.3
Provision for income taxes	3.6	—	21.3	24.9
Fees eliminated in consolidation	(17.8)	17.8	—	—
EBITDA add backs attributable to noncontrolling interests	(7.0)	—	—	(7.0)
Share-based compensation	—	—	17.6	17.6
Adjusted EBITDA(1)	$298.1	$25.8	$(16.4)	$307.5
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA.

	Six Months Ended June 30, 2018
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total

Revenue
Rental	$269.2	$—	$—	$269.2
Hotel	74.1	—	—	74.1
Sale of real estate	42.2	—	—	42.2
Investment management, property services and research fees	—	22.4	—	22.4
Total revenue	385.5	22.4	—	407.9
Expenses
Rental	81.3	—	—	81.3
Hotel	60.2	—	—	60.2
Cost of real estate sold	39.8	—	—	39.8
Commission and marketing	—	3.5	—	3.5
Compensation and related	36.4	17.7	30.4	84.5
General and administrative	15.6	6.1	3.2	24.9
Depreciation expense	107.1	0.1	—	107.2
Total expenses	340.4	27.4	33.6	401.4
Income from unconsolidated investments, net of depreciation and amortization	19.8	17.1	—	36.9
Gain on sale of real estate, net	264.8	—	—	264.8
Acquisition-related expenses	(0.2)	—	—	(0.2)
Interest expense	(86.8)	—	(39.3)	(126.1)
Other non-operating income	1.4	—	9.8	11.2
Benefit from income taxes	—	—	(26.8)	(26.8)
Net income (loss)	244.1	12.1	(89.9)	166.3
Net income attributable to the noncontrolling interests	(59.1)	—	—	(59.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	185.0	12.1	(89.9)	107.2
Add back (less):
Interest expense	86.8	—	39.3	126.1
Kennedy Wilson's share of interest expense included in unconsolidated investments	11.2	—	—	11.2
Depreciation and amortization	107.1	0.1	—	107.2
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	6.6	—	—	6.6
Benefit from income taxes	—	—	26.8	26.8
Fees eliminated in consolidation	(12.6)	12.6	—	—
EBITDA add backs attributable to noncontrolling interests	(10.7)	—	—	(10.7)
Share-based compensation	—	—	18.7	18.7
Adjusted EBITDA(1)	$373.4	$24.8	$(5.1)	$393.1
(1) See "Non-GAAP Measures and Certain Definitions" section for definitions and discussion of Adjusted EBITDA
GAAP net income to common shareholders was $45.5 million and $107.2 million for the six months ended June 30, 2019 and 2018, respectively. Adjusted EBITDA was $307.5 million and $393.1 million for the six months ended June 30, 2019 and 2018, respectively. During the prior year and in the first half of 2019, we have been a net seller of assets, had foreign currency exchange losses, and experienced a large vacancy at a Western United States office property and some disruption to our hotel business due to value-add capital expenditures all of which has led to a decrease in NOI from our properties. This was partially offset in the half of 2019 by increases in rental income and NOI at our same store operating properties (as described in the following paragraph) as we execute on our asset management initiatives. With proceeds from asset sales we have funded development and redevelopment initiatives that, once completed, should significantly increase the NOI we receive from our properties (see "Liquidity and Capital Resources - Development and Redevelopment"). In the six months ended June 30, 2019, we had a decrease of $3.2 million in promotes in the current period as compared to the prior period. We have also been focused on raising fee bearing capital in the United States and Europe through closed end funds and separate accounts and expect investment management fees to increase as we raise additional capital. During six months ended June 30, 2019, we raised an additional $463.0 million of fee bearing capital, offset by $285.0 million returned to our investors.
On our 14,583 same property multifamily units, total revenues increased 5.3%, net operating income increased 7.3%, and occupancy increased slightly to 94.5% from 93.5% in the same period in 2018. On 11.1 million square feet of same property commercial real estate, total revenues increased 4.5% and net operating income increased 4.9%, with occupancy decreasing to 96.8% from 97.5% from the same period in 2018.
A significant portion of our investments are located outside of the United States and denominated in foreign currencies. We typically do not hedge future operations or cash flows so changes in foreign currency rates will have an impact on our results of operations. We have included the table below to illustrate the impact these fluctuations have had on our revenues, net income and Adjusted EBITDA by applying the relevant exchange rates for the prior period. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of risks relating to foreign currency and our hedging strategy and the "Other Comprehensive Income" section below for a discussion of the balance sheet impact of foreign currency movements on our results of operations.

	Six Months Ended June 30, 2019
(dollars in millions)	Investments		Services		Total
Revenues	$1.9	—%	$—	—%	$1.9	—%
Net Income	(2.5)	(6)%	(0.1)	—%	(2.6)	(6)%
Adjusted EBITDA	(1.3)	—%	—	—%	(1.3)	—%

	Six Months Ended June 30, 2018
(dollars in millions)	Investments		Services		Total
Revenues	$3.3	1%	$(0.1)	—%	$3.2	1%
Net Income	0.5	1%	(0.1)	—%	0.4	1%
Adjusted EBITDA	2.2	1%	(0.2)	—%	2.0	1%
Revenues
Investments Segment Revenues
Rental income was $227.8 million for the six months ended June 30, 2019 as compared to $269.2 million for the same period in 2018. The $41.4 million decrease is primarily due to the deconsolidation of Irish multifamily assets that were sold into the AXA Joint Venture. As the assets are now treated as unconsolidated investments, our share of rental revenues is part of income from unconsolidated investments in the current period and are no longer treated as rental income. We have also been a net seller of assets which has led to a decrease in rental income.
Hotel income was $37.8 million for the six months ended June 30, 2019 as compared to $74.1 million for the same period in 2018. The $36.3 million decrease is primarily due to the sale of the Ritz Carlton, Lake Tahoe hotel during the six months ended June 30, 2019, the sale of six Park Inn hotels located in the United Kingdom during the fourth quarter of 2018 and an extensive value add renovation of the lobby and reception at the Shelbourne hotel which led to the hotel being under occupied during first quarter 2019.
    There was minimal activity for the sale of real estate for the six months ended June 30, 2019 as compared to $42.2 million for the same period in 2018. During the six months ended June 30, 2018, we recognized sale of real estate on 200 Capital Dock, a 130,000 sq. ft. office building under development in Dublin, Ireland, due to the construction progression on the building. The 200 Capital Dock project was accounted under percentage of completion so variation in periods is due to the project achieving different milestones in its development timeline. As of June 30, 2019 we have completed construction of the building.
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

The following table shows Adjusted Fees for the six-month periods ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(dollars in millions)	2019	2018
Investment management and real estate services fees	$17.7	$22.4
Non-GAAP adjustments:
Add back:
KW share of fees eliminated in consolidation(1)	17.8	12.6
Performance fees included in unconsolidated investments	7.4	17.2
Adjusted Fees(2)	$42.9	$52.2
(1) The six months ended June 30, 2019 and 2018 include $18.2 million and $12.3 million, respectively, of fees recognized in net (income) loss attributable to noncontrolling interests relating to portion of fees paid by noncontrolling interest holders.
(2) See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Adjusted Fees.

Investment management and real estate services fees were $17.7 million during the six months ended June 30, 2019 as compared to $22.4 million for the same period in 2018. See explanation below.
Fees earned from investments that were eliminated in consolidation totaled $17.8 million during the six months ended June 30, 2019 as compared to $12.6 million for the same period in 2018. See explanation below.
The table below shows a breakdown of Adjusted Fees from investment management and real estate related services for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(dollars in millions)	2019	2018
Fee Description
Investment Management - Base	$8.3	$6.0
Investment Management - Performance	23.2	26.8
Investment Management - Acquisition/ Disposition	3.1	2.3
Investment Management - Total	34.6	35.1

Property Services	8.3	9.0
Research	—	8.1
Total Adjusted Fees(1)	$42.9	$52.2
(1)See Non-GAAP Measures and Certain Definitions section for definitions and discussion of Adjusted Fees.
Investment management
Investment management generated adjusted fees of $34.6 million during the six months ended June 30, 2019 as compared to $35.1 million for the same period in 2018. The increase of $2.3 million in base management fees period-over-period, is due to fees earned on the AXA Joint Venture which was established during the second quarter of 2018.
During the six months ended June 30, 2019, we received performance fees from the deconsolidation of State Street office building, Capital Dock office building and Capital Dock residential building that were sold into the AXA Joint Venture, the sale of the Ritz Carlton, Lake Tahoe hotel and the sale of a multifamily property in the Western United States. We also recorded an increase in the accrual for performance fees related to the increase in the underlying fair value of assets held by Fund V. During the six months ended June 30, 2018 we had performance fees relating to Fund V and the sale of multifamily assets from Dublin, Ireland into AXA Joint Venture.
Acquisition/disposition fees relate to two separate acquisitions for a partner in a separate account arrangement.
Property Services
Real estate related services fees decreased to $8.3 million during the six months ended June 30, 2019 as compared to $9.0 million for the same period in 2018 due to lower leasing commissions earned.
Research
We sold Meyers Research in the fourth quarter of 2018 which resulted in the loss of research fees. During the six months ended June 30, 2018 we had earned $8.1 million of fees.
Expenses
Investments Segment Expenses
Rental expenses decreased to $74.3 million for the six months ended June 30, 2019 as compared to $81.3 million for the six months ended June 30, 2018. The decrease is primarily due to the deconsolidation of Irish multifamily assets that were sold into the AXA Joint Venture. As the assets are now treated as unconsolidated investments, our share of rental expenses is part of income from unconsolidated investments in the current period and are no longer treated as rental expense. We have also been a net seller of assets which has led to a decrease in rental expense.
Hotel expenses decreased to $30.3 million for the six months ended June 30, 2019 as compared to $60.2 million for the six months ended June 30, 2018 due to the sale of Park Inns hotels in the fourth quarter of 2018 and the Ritz Carlton, Lake Tahoe hotel during the first quarter of 2019.
During the six months ended June 30, 2019, we recognized minimal additional costs to complete on 200 Capital Dock. During the six months ended June 30, 2018, we recognized sale-related costs on 200 Capital Dock that resulted in $39.8 million in sale-related costs.
Compensation expense for the six months ended June 30, 2019 decreased to $32.2 million for the six months ended June 30, 2019 as compared to $36.4 million for the six months ended June 30, 2018 due to lower discretionary bonuses.
Depreciation and amortization decreased to $95.3 million during the six months ended June 30, 2019 as compared to $107.1 million primarily due to the deconsolidation of multifamily assets in connection with our previous partners sale of its interests and our contribution of our interests to the AXA Joint Venture and the Company being a net seller in 2018 and the first half of 2019.
Investment Management and Real Estate Services Segment Expenses
Expenses for the six months ended June 30, 2019 decreased to $17.1 million for the six months ended June 30, 2019 as compared to $27.4 million primarily due to lower compensation and general and administrative expenses from the sale of the Meyers Research which reduced our headcount by 140 people period over period.
Corporate Expenses
Expenses for the six months ended June 30, 2019 decreased to $32.2 million for the six months ended June 30, 2019 as compared to $33.6 million due to lower compensation and general and administrative expenses.
Income from Unconsolidated Investments
    The following table presents income from unconsolidated investments recognized by Kennedy Wilson during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(Dollars in millions)	2019	2018
Operating performance, net of depreciation of $4.3 and $6.6	$14.5	$5.3
Realized gains	2.4	2.0
Fair value	33.6	12.5
Performance fees (included in adjusted fees)	7.4	17.1
Impairment	(10.3)	—
Total income from unconsolidated investments	$47.6	$36.9
During the six months ended June 30, 2019, income from unconsolidated investments was $47.6 million as compared to $36.9 million for the same period in 2018. The increase in operating performance is due to the deconsolidation of multifamily assets in Dublin into the AXA Joint Venture and are now accounted for as unconsolidated investments. The realized gain relates to the sale of a multifamily property in the Western United States. The impairment loss is related to a residential project in the Western United States.
In addition to the above, during the six months ended June 30, 2019, the Company recognized fair value gains and performance fees of $33.6 million and $7.4 million respectively, related primarily to cap rate compression, asset sales, and improved property performance by its FV Option investments and investments held within the funds managed by the Company. The largest gain in the period was a $21.0 million fair value gain on our VHH portfolio. These gains were partially offset by foreign exchange fair value losses on multifamily and development joint ventures in Ireland and a $10.3 million impairment loss on a residential project in the Western United States.
Income from unconsolidated investments during the six months ended June 30, 2018 primarily relates to operating distributions. During the six months ended June 30, 2018, the Company recognized fair value gains and performance fees of $12.5 million and $17.1 million, respectively, related primarily to resyndications under our VHH partnership, asset sales, and improved property performance by its FV Option investments and investments held within the funds managed by the Company.
Gain on sale of real estate, net was $246.1 million for the six months ended June 30, 2019 compared to $264.8 million during the same period in 2018. The gains recognized during the six months ended June 30, 2019 relate to the deconsolidation of the investments that went into the AXA Joint Venture, the sale of the Ritz Carlton Hotel, Lake Tahoe and smaller, non-core retail assets in the Western United States and non-core commercial properties in the United Kingdom. The gains recognized during the six months ended June 30, 2018 relate primarily to the deconsolidation of the investments that went into the AXA Joint Venture, the sales of a portfolio of multifamily properties in the Western United States and sales of non-core assets out of our United Kingdom commercial property portfolio.
Interest expense was $111.0 million for the six months ended June 30, 2019 as compared to $126.1 million for the same period in 2018. The decrease is due to the deconsolidation of multifamily assets into the AXA Joint Venture, the net sale of properties which were encumbered by mortgage debt and increased capitalized interest relating to our development properties.
Other expense was $0.6 million for the six months ended June 30, 2019 as compared to other income of $11.2 million for the same period in 2018. The income during the six months ended June 30, 2018 relates to realized gains on non-designated currency hedging derivative investments on the Euro.
During the six months ended June 30, 2019, Kennedy Wilson generated pretax book income of $167.7 million related to its global operations and recorded a tax provision of $24.9 million or 14.8% of pretax book income. The effective tax rate for the period is below the US statutory tax rate, primarily as a result of income allocated to non-controlling interest which is not subject to corporate tax.
Acquisition-related expenses were $1.9 million for the six months ended June 30, 2019 with no comparable activity in the prior period. The increase is due to expenses associated with costs that were incurred investigating potential transactions that ultimately were not consummated.
We had net income of $97.3 million attributable to noncontrolling interests during the six months ended June 30, 2019 compared to a net income of $59.1 million during the six months ended June 30, 2018. The increase in income attributable to noncontrolling interest is due to allocation of gains associated with the sale of Ritz Carlton, Lake Tahoe hotel and the AXA Joint Venture to our equity partners.
Other Comprehensive Income
The two major components that drive the change in other comprehensive income are the change in foreign currency rates and the gain or loss of any associated foreign currency hedges. Please refer to the Currency Risk - Foreign Currencies section in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
(Dollars in millions)	2019	2018
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$45.5	$107.2
Unrealized foreign currency translation loss, net of noncontrolling interests and tax	(14.6)	(44.9)
Amounts reclassified out of accumulated other comprehensive loss during the period	9.8	13.1
Unrealized foreign currency derivative contract gain, net of noncontrolling interests and tax	17.5	22.2
Unrealized loss on interest rate swaps	(0.4)	—
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$57.8	$97.6
Included within the net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders there are realized foreign exchange amounts relating to translation of cash amounts held in different functional currencies of the subsidiary that holds it and realized gains and losses on derivative investments that are not treated as net investment hedges. The table below represents the amount of foreign exchange movements recorded to the statement of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(Dollars in millions)	2019	2018
Realized foreign currency exchange (loss) gain - consolidated statements of operations	$(1.8)	$0.3
Realized foreign currency derivative contract loss - consolidated statements of operations	—	9.9
Statements of Operations - realized foreign currency exchange	$(1.8)	$10.2
The main currencies that we have exposure to are the euro and pound sterling. The table below represents the change in rates over the six months ended June 30, 2019 and 2018 as compared to the U.S. Dollar:

	Six Months Ended June 30,
	2019	2018
Euro	(0.7)%	(2.6)%
GBP	(0.4)%	(2.3)%
Comprehensive income, net of taxes and noncontrolling interests, for the six months ended June 30, 2019 and 2018 was income of $57.8 million and $97.6 million, respectively.  The Company experienced net unrealized losses on foreign currency through other comprehensive income for the period due to the strengthening of the U.S. dollar against the GBP and the Euro. Unrealized hedge gains were driven by hedges that KWE holds on its euro denominated investments and hedges that the Company has on its GBP denominated investments. The Company entered into interest rate swap contracts to swap some of its variable rate mortgage loans to fixed rate terms. Unrealized losses on the interest rate swaps were offset by $1.1 million of interest expense savings that were recorded to the statement of operations.

Liquidity and Capital Resources
Our liquidity and capital resources requirements include acquisitions of real estate and real estate related assets, funding development projects, capital expenditures for consolidated real estate and unconsolidated investments, working capital needs, interest and principal payments on our debt and dividends to our common shareholders. We finance these activities with internally generated funds including asset sales, borrowings under our revolving lines of credit, sales of equity and debt securities and cash out refinancings to the extent they are available and fit within our overall portfolio leverage strategy. Our investments in real estate are typically financed with equity from our balance sheet, third party equity and mortgage loans secured by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral, subject to limited customary exceptions. In some cases, we guarantee a portion of the loan related to a consolidated property or an unconsolidated investment, usually until some condition, such as completion of construction or leasing or certain net operating income criteria, has been met. We do not expect these guarantees to materially affect liquidity or capital resources. Please refer to the section titled "Off Balance Sheet Arrangements" for further information. Historically, we have not required significant capital resources to support our IMRES business.
Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, dividend payments to our shareholders, interest on our Senior Notes, development, redevelopment and capital expenditures and, potentially, share repurchases and acquisitions. We currently expect to meet our short-term liquidity requirements through our existing cash and cash equivalents plus capital generated from our IMRES business, sales of real estate as well as availability on our current revolving lines of credit ($450.0 million undrawn as of June 30, 2019). As of June 30, 2019, we and our consolidated subsidiaries had $404.0 million of consolidated cash (as shown on our consolidated balance sheet), our share of cash held at unconsolidated joint venture investments of $24.4 million and had $450.0 million of availability under lines of credit and. As of June 30, 2019 we have $42.1 million of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties.
We are subject to withholding taxes to the extent we repatriate cash from certain of our foreign subsidiaries. Under the KWE Bonds and KWE Notes covenants we have to maintain certain liquidity and leverage ratios to stay in compliance with our bondholders. Due to these scenarios we need to evaluate the tax and covenant implications before we distribute cash and these could impact the availability of funds at the corporate level.
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
Development and Redevelopment
Kennedy Wilson has a number of market rate development, redevelopment and entitlement projects that are underway or are in the planning stages.  These initiatives if completed will result in market-rate income producing assets (1,890 multifamily units and 0.8 million commercial rentable square feet). If these projects were brought to completion the estimated share of the Company's total cost would be approximately $1,159.0 million, which we expect would be funded through our existing equity, third party equity, project sales and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. As of June 30, 2019, we have incurred $303.0 million of costs to date and expect to spend an additional $856.0 million to develop to completion or complete the entitlement process on these projects. Of the $856.0 million of remaining costs to complete we currently expect $360 million of it to be funded through cash from us over the life of the projects.
In addition to the market rate development and redevelopment projects described above, we have 2,036 affordable and/or age-restricted multifamily units within our VHH platform that we are currently developing or are in the process of stabilizing. We expect to have no cash equity basis in these projects at completion due to the use of property level debt and proceeds from the sale of tax credits. If these projects are brought to completion we expect to receive $16.8 million in cash from paid developer fees and proceeds from the sale of tax credits.
The figures described in the two preceding paragraphs and in the table below are budgeted costs and are subject to change. There is no certainty that the Company will develop or redevelop any or all of these potential projects and the Company and its equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process.  As these are budgeted figures and are subject to change (increase or decrease) due to a number of factors (some of which are beyond our control), including, that these projects are being developed under construction management contracts with the general contractors and therefore we and our equity partners could be called upon to contribute additional capital in the event that actual costs exceed budgeted costs. The scope of these projects may also change. The estimated costs and amounts of cash to complete projects reflected in the table below represent management's current expectations and the total costs incurred to date include the land costs of these projects.
The table below describes the market rate development or redevelopment projects that the Company is undergoing or considering, and excludes the affordable and/or age-restricted multifamily units that it is developing in its VHH platform and its residential investments.

				If Completed				Current
Location	Type	Investment	Status	Est. Completion Date(1)	Commercial Sq. Ft.	MF Units / Hotel Rooms	KW Est. Total Cost(5)	KW Costs Incurred(4)(5)	KW Est. Costs to Complete(2)
2020-2021
Spain(3)	Retail	Puerta del Sol	In Planning	2020	37,000	—	$65	$60	$5
Nor Cal	Multifamily	Santa Rosa	Under Construction	2020	—	120	35	8	27
ID	Multifamily	Rosewood/RiverPointe	2 In Design	2020	—	161	32	4	28
Ireland(3)	Multifamily	Clancy Quay - Phase 3	Under Construction	2020	6,000	266	53	30	23
Ireland(3)	Office	Hanover Quay	Received Planning	2020	69,000	—	38	12	26
Ireland(3)	Office	Kildare	Received Planning	2021	64,000	—	61	15	46
	2020-2021 Total				176,000	547	$284	$129	$155
2022-2023
Nor Cal	Office	400/430 California	Under Construction	2022	247,000	—	$21	$16	$5
Mountain States	Multifamily	The Clara	Under Construction	2022	—	277	47	3	44
Ireland(3)	Mixed-Use	Leisureplex	In Design	2022	19,000	232	133	19	114
Ireland(3)	Multifamily	Grange	In Design	2022	—	235	69	7	62
Ireland(3)	Mixed-Use	City Block 3	In Design	2022	390,000	449	277	73	204
Hawaii	Hotel	Kona Village Resort	Under Construction	2022	—	150	328	56	272
	2022-2023 Total				656,000	1,343	$875	$174	$701

	Total				832,000	1,890	$1,159	$303	$856
(1) The actual completion date for projects is subject to several factors, many of which are not within our control. Accordingly, the projects identified may not be completed when expected, or at all.

(2)
Figures shown in this column are an estimate of KW's remaining costs to develop to completion or to complete the entitlement process, as applicable, as of June 30, 2019. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. Kennedy Wilson expects to fund $428 million of its share of remaining costs to complete with cash. These figures are budgeted costs and are subject to change. There is no guarantee that the Company will be able to secure the project-level debt financing that is assumed in the figures above.  If the Company is unable to secure such financing, the amount of capital that the Company will have to invest to complete the projects above may significantly increase. KW cost to complete differs from KW share total capitalization as the latter includes costs that have already been incurred to date while the former relates to future estimated costs.

(3) Estimated foreign exchange rates are €0.88 = $1 USD and £0.79 = $1 USD, related to NOI.
(4) Excludes $38 million of costs incurred on two assets totaling 0.1 million commercial sq.ft. where scope of projects are still being explored.
(5) Includes land costs.

Unstabilized and Value Add Capital Expenditure Programs

We currently have 12 assets that comprise 1.3 million commercial square feet and 190 multifamily units that are currently unstabilized and are undergoing various stages of lease up, value add or development. In order to stabilize these assets we project our share of costs to complete to be $55.4 million. The cost to complete this work and the time frame described is subject to many uncertainties that are beyond our control, and the actual costs may be significantly higher than the estimates shown below.

In addition to our development, redevelopment and stabilization initiatives we regularly implement a value-add approach to our consolidated and unconsolidated investments which includes rehabbing properties and adding or updating property amenities.  The capital required to implement these value-add initiatives is typically funded with capital calls, refinancing or supplemental financings at the property level.  We are not required to make these investments, but they are a key driver in our ability to increase net operating income at our properties post acquisition.

Property	Location	Type	KW Ownership %	# of Assets	Commercial Sq. Ft.	MF Units	Est. Stabilization Date	KW Est. Costs to Complete(2)
2019
Capital Dock	Ireland(1)	Mixed-Use	50%	1	27,000	190	2019	4.5
Old School	United Kingdom(1)	Office	100%	1	21,000	—	2019	0.5
Malibu Sands	Southern California	Retail	50%	1	16,000	—	2019	0.7
Colossus	United Kingdom(1)	Industrial	100%	1	188,000	—	2019	—
	2019 Subtotal			4	252,000	190		$5.7

2020-2021
Various	United Kingdom(1)	Office	100%	3	144,000	—	2020	$12.6
Portlethen Retail Park	United Kingdom(1)	Retail	100%	1	108,000	—	2020	2.1
Bozeman	Mountain States	Retail	97%	1	108,000	—	2020	1.7
	2020-2021 Subtotal			5	360,000	—		$16.4
2022-2023
The Oaks	Southern California	Office	100%	1	357,000	—	2022	$18.5
Various	United Kingdom(1)	Office	100%	2	281,000	—	2022	14.8
	2022-2023 Subtotal			3	638,000	—		$33.3

	Total Unstabilized			12	1,250,000	190		$55.4

Liquidating Residential Development Projects

We have liquidating residential development projects primarily in Hawaii and Western United States where we and our equity partners are developing single family homes and condos that will be sold. We expect to incur approximately $250 million in construction costs over the life of these projects, which will be funded by cash from us, cash received from selling the homes and condos, third party equity, or debt financing.
Share Repurchase Plan
On March 20, 2018, our Board of Directors approved the repurchase of up to $250 million of the Company’s common stock. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of the Company’s restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the company’s discretion. The program does not obligate the Company to repurchase any specific number of shares and, subject to compliance with applicable laws, may be suspended or terminated at any time without prior notice. As of June 30, 2019, we had $69.7 million remaining under the current plan for stock repurchases.
Cash Flows
The following table summarizes the cash provided by or used in our operating, investing and financing activities for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(Dollars in millions)	2019	2018
Net cash (used in) provided by operating activities	$(31.9)	$59.7
Net cash provided by investing activities	112.6	428.5
Net cash used in financing activities	(181.0)	(383.8)
Operating
Our cash flows from operating activities are primarily dependent upon operations from consolidated properties, the operating distributions from our unconsolidated investments, revenues from our IMRES business net of operating expenses and other general and administrative costs.  We had cashflows used in operations of $31.9 million and cashflows provided by operations of $59.7 million for the six months June 30, 2019 and 2018, respectively. Cash inflows from operations are from consolidated rental properties and unconsolidated investments. We have experienced a decline in cashflows from rental properties as we have been a net seller of assets in the second quarter of 2019 and 2018 and used those proceeds to fund development initiatives and value add capital expenditures which has also led to a temporary decrease in operating cashflows. These amounts are partially offset from the payment of annual discretionary compensation during both periods and interest expense to fund our investment b usiness. The decrease in cash flow from operations is primarily due to the timing of when discretionary bonuses were paid. Typically bonuses are paid in the first quarter of the following year and a significant portion of the 2017 bonus was paid during the fourth quarter of 2017 which led to an increase in cash flow from operations during the six months ended June 30, 2018.
Investing
Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in unconsolidated investments, capital expenditures, purchases of loans secured by real estate, as well as cash received from property sales and return of capital from our unconsolidated investments. Net cash provided by investing activities totaled $112.6 million for the six months ended June 30, 2019. We received $321.6 million from the sale of Ritz Carlton Lake Tahoe hotel and non-core retail and commercial properties in the Western United States and United Kingdom. We spent $97.1 million on capital expenditures on consolidated assets, our development properties and value add additions to our operating properties. We also contributed $100.1 million to unconsolidated investments which were primarily with respect to certain office properties in the Western United States and capital calls associated with development projects in Dublin, Ireland.
 Net cash used in investing activities totaled $428.5 million for the six months ended June 30, 2018. Kennedy Wilson invested $347.8 million for additions to real estate in our Mountain States multifamily portfolio and a multifamily property in Ireland. We received $834.6 million from the sale of portfolio of six multifamily properties in the Western United States and non-core commercial assets in the United Kingdom. On our Capital Dock development, we spent $16.4 million and received $38.8 million for reaching a completion milestone. We received $42.6 million in investing distributions on unconsolidated investments relating to resyndications at VHH and property sales. This offset by $125.6 million contributed to unconsolidated investments relating to our new AXA Joint Venture platform and to fund new investments and capital expenditures which included acquisitions in Fund VI. We also received $7.4 million from the liquidation of our marketable securities portfolio.
Financing
Our net cash related to financing activities are generally impacted by capital-raising activities net of dividends and distributions paid to common shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash used in financing activities totaled $181.0 million for the six months ended June 30, 2019.  Kennedy Wilson received proceeds of $367.6 million from mortgage loans to finance and refinance consolidated property acquisitions. These were offset by repayment of $262.2 million of mortgage debt. Proceeds received and payments on investment debt was primarily due to the refinancing of the construction loan at Capital Dock prior to its deconsolidation into a five year loan bearing interest at 1.56%. We paid $258.2 million in distributions to noncontrolling interests due to the sale of the Ritz Carlton hotel in Lake Tahoe and distribution relating to excess proceeds on Capital Dock refinancing. We also repaid $11.7 million in shareholder loans to noncontrolling interest holders in Capital Dock with the proceeds from the refinance. The Company paid dividends of $59.8 million and repurchased $15.0 million of the Company's common stock.
Net cash provided by financing activities totaled $383.8 million for the three months ended June 30, 2018.  We received $246.6 million from an offering of our 2024 Notes which was used, together with cash on hand to repay $325.0 million on our revolving credit facility (we had drawn $225.0 million prior to this repayment) and $75.0 million on our term loan facility. We paid $17.2 million to shareholders of KWE relating to dividends on shares that were declared on shares that were outstanding prior to the KWE transaction but were not paid until the current period. Kennedy Wilson received proceeds of $447.2 million from mortgage loans to finance and refinance consolidated property acquisitions. These were partially offset by repayment of $576.6 million of investment debt. The Company paid dividends of $57.5 million and repurchased $155.6 million worth of shares during the six months ended June 30, 2018.

Contractual Obligations and Commercial Commitments
At June 30, 2019, Kennedy Wilson's contractual cash obligations, including debt, operating leases and ground leases, included the following:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations(6)
Borrowings:(1) (4)
Mortgage Debt (2) (4)	$2,689.6	$64.6	$582.2	$483.3	$1,559.5
Senior notes(3) (4)	1,150.0	—	—	1,150.0	—
Credit Facility (4)	125.0	—	125.0	—	—
KWE Unsecured bonds(4) (5)	1,260.0	—	634.8	—	625.2
Total borrowings	5,224.6	64.6	1,342.0	1,633.3	2,184.7
Operating leases	6.4	1.0	4.5	0.8	0.1
Ground leases(8)	34.3	0.1	0.9	0.6	32.7
Total contractual cash obligations(7)	$5,265.3	$65.7	$1,347.4	$1,634.7	$2,217.5

(1) Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year - $84.5 million; 1-3 years - $572.3 million; 4-5 years - $259.4 million; After 5 years - $160.8 million. The interest payments on variable rate debt have been calculated using the interest rate in effect at June 30, 2019.
(2) Excludes $1.8 million of net unamortized debt premium on mortgage debt.
(3) Excludes $4.3 million of net unamortized debt discount on senior notes.
(4) Excludes $36.1 million of unamortized loan fees.
(5) Excludes $3.4 million net unamortized discount on KWE unsecured bonds
(6) Kennedy Wilson's share of contractual obligations, (excluding amounts that are attributable to noncontrolling interests), including debt and operating leases, consisted of the following: Less than 1 year - $64.8 million; 1-3 years - $1,278.3 million; 4-5 years - $1,623.5 million; After 5 years - $2,039.5 million.
(7) Table above excludes $106.7 million unfulfilled capital commitments to our unconsolidated investments.
(8) Ground leases on consolidated assets. Amounts are undiscounted and have leases that expire as far out as 2258.
Indebtedness and Related Covenants
The following describes KWH's corporate indebtedness and related covenants.
Senior Notes Payable
In March 2014, Kennedy-Wilson, Inc., completed a public offering of $300.0 million aggregate principal amount of 5.875% Senior Notes due 2024 (the “2024 Notes”), for approximately $290.7 million, net of discount and estimated offering expenses. The 2024 Notes were issued pursuant to an indenture dated as of March 25, 2014, by and among Kennedy-Wilson, Inc., as issuer, and Wilmington Trust National Association, as trustee, as supplemented by a supplemental indenture, dated as of March 25, 2014, by and between Kennedy-Wilson, Inc. as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantors, and Wilmington Trust National Association, as trustee (the indenture, as so supplemented, the “2024 Indenture”). The issuer's obligations under the 2024 Notes are fully and unconditionally guaranteed by Kennedy-Wilson Holdings, Inc. and the subsidiary guarantors. At any time prior to April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at the redemption price specified in the 2024 Indenture, plus accrued and unpaid interest, if any, to the redemption date. Interest on the 2024 Notes accrues at a rate of 5.875% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2014. The 2024 Notes will mature on April 1, 2024. In November 2014, August 2016 and March 2018, we completed additional public offerings of $350 million, $250 million and $250 million, respectively, aggregate principal amounts of 5.875% Senior Notes, due 2024 (the “Additional Notes”). The Additional Notes have substantially identical terms as the 2024 Notes described above, and are treated as a single series with the 2024 Notes under such 2024 Indenture. The Additional Notes were issued and sold at public offering prices of 100.0% in November 2014, 100.0% in August 2016 and 98.625% in March 2018 of their principal amount, plus accrued interest. The amount of the 2024 Notes included in the accompanying consolidated balance sheets was $1.1 billion at June 30, 2019.

KWE Senior Notes Payable
KWE has bonds outstanding ("KWE Bonds") of approximately $634.6 million (based on June 30, 2019 rates) (£500 million) in 3.95% fixed-rate senior unsecured bonds due 2022. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros.
KWE also established a £2.0 billion (approximately $2.5 billion based on June 30, 2019 rates) Euro Medium Term Note Programme ("EMTN"). Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. KWE has drawn down under its EMTN Programme, with issuances of senior unsecured notes for an aggregate principal amount of approximately $625.5 million (based on June 30, 2019 rates) (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $622.3 million, have an annual fixed coupon of 3.25% and mature in 2025. The KWE Notes rank pari passu with the KWE Bonds and are subject to the same restrictive covenants.
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

The Company has an outstanding balance of $125.0 million on the A&R Facility with $450.0 million available to be drawn under the revolving credit facility as of June 30, 2019.
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
As of June 30, 2019, the Company was in compliance with all covenant calculations. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
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
Off-Balance Sheet Arrangements
We have provided guarantees associated with loans secured by consolidated assets. At June 30, 2019, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $49.5 million. The guarantees expire through 2021, and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
As of June 30, 2019, we have unfulfilled capital commitments totaling $106.7 million to our unconsolidated investments. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
Please refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for discussion of our non-recourse carve-out guarantees arrangements, as there have been no material changes to that disclosure.
Certain Non-GAAP Measures and Reconciliations
The table below is a reconciliation of Non-GAAP measures to their most comparable GAAP measures, for amounts relating to the three and six months ended June 30, 2019 dated back through 2015.

	Three Months Ended June 30,
(dollars in millions)	2019	2018	2017	2016	2015
Net income (loss)	$141.2	$167.3	$21.8	$(2.2)	$29.9
Non-GAAP Adjustments
Add back:
Interest expense	55.7	67.2	52.1	45.8	38.0
Kennedy Wilson's share of interest expense included in unconsolidated investments	7.4	6.1	6.0	6.2	7.2
Depreciation and amortization	46.2	51.5	52.1	48.9	38.0
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	2.2	3.1	4.4	5.3	8.4
Provision for (benefit from) from income taxes	20.9	29.4	8.8	(3.9)	36.1
Share-based compensation	7.2	8.8	9.4	14.7	6.8
EBITDA attributable to noncontrolling interests	(93.4)	(62.9)	(52.3)	(41.3)	(51.6)
Adjusted EBITDA	$187.4	$270.5	$102.3	$73.5	$112.8

	Six Months Ended June 30,
(dollars in millions)	2019	2018	2017	2016	2015
Net income (loss)	$142.8	$166.3	$22.8	$18.2	$25.6
Non-GAAP Adjustments
Add back:
Interest expense	111.0	126.1	102.1	90.4	70.4
Kennedy Wilson's share of interest expense included in unconsolidated investments	15.9	11.2	11.5	12.3	13.6
Depreciation and amortization	95.3	107.2	101.8	97.3	74.6
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	4.3	6.6	8.7	10.5	17.2
Provision for (benefit from) from income taxes	24.9	26.8	4.6	(3.4)	28.0
Share-based compensation	17.6	18.7	20.1	32.2	14.1
EBITDA attributable to noncontrolling interests	(104.3)	(69.8)	(92.1)	(112.2)	(77.0)
Adjusted EBITDA	$307.5	$393.1	$179.5	$145.3	$166.5

	Three Months Ended June 30,
(Dollars in millions)	2019	2018	2017	2016	2015
Net income (loss)	$141.2	$167.3	$21.8	$(2.2)	$29.9
Non-GAAP adjustments:
Add back:
Depreciation and amortization	46.2	51.5	52.1	48.9	38.0
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	2.2	3.1	4.4	5.3	8.4
Share-based compensation	7.2	8.8	9.4	14.7	6.8
Net income attributable to the noncontrolling interests, before depreciation and amortization(1)	(91.7)	(59.8)	(36.7)	(23.3)	(20.1)
Adjusted Net Income(2)	$105.1	$170.9	$51.0	$43.4	$63.0
(1) (2) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Net Income.

	Six Months Ended June 30,
(Dollars in millions)	2019	2018	2017	2016	2015
Net income	$142.8	$166.3	$22.8	$18.2	$25.6
Non-GAAP adjustments:
Add back:
Depreciation and amortization	95.3	107.2	101.8	97.3	74.6
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	4.3	6.6	8.7	10.5	17.2
Share-based compensation	17.6	18.7	20.1	32.2	14.1
Net income attributable to the noncontrolling interests, before depreciation and amortization(1)	(101.1)	(64.7)	(59.7)	(76.5)	(38.0)
Adjusted Net Income(2)	$158.9	$234.1	$93.7	$81.7	$93.5

	Three Months Ended June 30,
(dollars in millions)	2019	2018	2017	2016	2015
Investment management, property services and research fees(1)	$8.9	$12.3	$10.3	$10.8	$15.5
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation	14.1	11.7	7.4	15.3	17.3
Performance fees included in unconsolidated investments	5.2	6.9	(2.6)	2.7	—
Kennedy Wilson's share of fees in unconsolidated service businesses	—	—	2.9	3.3	3.9
Adjusted Fees	$28.2	$30.9	$18.0	$32.1	$36.7
(1) Amounts previously presented as Management and leasing fees and commissions on prior period statement of operations. Amounts above represent total of fees and commissions from prior periods.

	Six Months Ended June 30,
(dollars in millions)	2019	2018	2017	2016	2015
Investment management, property services and research fees(1)	$17.7	$22.4	$21.3	$26.2	$31.9
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation	17.8	12.6	14.6	22.8	24.3
Performance fees included in unconsolidated investments	7.4	17.2	3.9	6.4	—
Kennedy Wilson's share of fees in unconsolidated service businesses	—	—	5.9	6.7	7.6
Adjusted Fees	$42.9	$52.2	$45.7	$62.1	$63.8
(1) Amounts previously presented as Management and leasing fees and commissions on prior period statement of operations. Amounts above represent total of fees and commissions from prior periods.
Same property analysis
The same property analysis reflects, and is weighted by, Kennedy Wilson's ownership in each underlying property.
The table below is a reconciliation of Non-GAAP measures included within the Company's same property analysis, to their most comparable GAAP measures.

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Same Property		Same Property
	Revenue	NOI	Revenue	NOI
Net Income	$141.2	$141.2	$167.3	$167.3
Less: (Provision for) benefit from income taxes	20.9	20.9	29.4	29.4
Less: Income from unconsolidated investments	(5.9)	(5.9)	(10.9)	(10.9)
Less: Gain on sale of real estate, net	(211.2)	(211.2)	(236.8)	(236.8)
Add: Acquisition-related expenses	1.1	1.1	0.2	0.2
Add: Interest expense	55.7	55.7	67.2	67.2
Less: Other (loss) income	(1.9)	(1.9)	(11.1)	(11.1)
Less: Sale of real estate	—	—	(32.8)	(32.8)
Less: Investment management, property services and research fees	(8.9)	(8.9)	(12.3)	(12.3)
Add: Rental expenses	33.3	—	39.7	—
Add: Hotel expenses	15.7	—	29.4	—
Add: Cost of real estate sold	—	—	31.4	31.4
Add: Commission and marketing	0.7	0.7	2.1	2.1
Add: Compensation and related	37.0	37.0	44.9	44.9
Add: General and administrative	10.9	10.9	13.5	13.5
Add: Depreciation and amortization	46.2	46.2	51.5	51.5
Less: NCI adjustments (1)	(3.7)	(1.4)	(9.3)	(4.2)
Add: Unconsolidated investment adjustments (2)	20.4	14.7	19.7	14.1
Add: Straight-line and above/below market rents	(1.7)	(1.7)	(4.2)	(4.2)
Less: Reimbursement of recoverable operating expenses	(5.0)	—	(8.6)	—
Less: Properties bought and sold (3)	(6.8)	(2.5)	(27.8)	(13.4)
Less: Other properties excluded (4)	(5.9)	(3.7)	(10.2)	(7.8)
Other Reconciling Items (5)	0.1	0.6	(5.3)	(1.5)
Same Property	$132.2	$91.8	$127.0	$86.6

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Same Property		Same Property
Same Property (Reported)	Revenue	NOI	Revenue	NOI
Commercial - Same Property	$45.3	$40.5	$43.0	$38.2
Multifamily Market Rate Portfolio - Same Property	57.8	39.5	54.9	36.7
Multifamily Affordable Portfolio - Same Property	6.1	4.1	5.9	3.9
Hotel - Same Property	23.0	7.7	23.2	7.8
Same Property	$132.2	$91.8	$127.0	$86.6

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Same Property		Same Property
	Revenue	NOI	Revenue	NOI
Net Income	$142.8	$142.8	$166.3	$166.3
Less: (Provision for) benefit from income taxes	24.9	24.9	26.8	26.8
Less: Income from unconsolidated investments	(47.6)	(47.6)	(36.9)	(36.9)
Less: Gain on sale of real estate, net	(246.1)	(246.1)	(264.8)	(264.8)
Add: Acquisition-related expenses	1.9	1.9	0.2	0.2
Add: Interest expense	111.0	111.0	126.1	126.1
Less: Other (loss) income	0.6	0.6	(11.2)	(11.2)
Less: Sale of real estate	(1.1)	(1.1)	(42.2)	(42.2)
Less: Investment management, property services and research fees	(17.7)	(17.7)	(22.4)	(22.4)
Add: Rental expenses	74.3	—	81.3	—
Add: Hotel expenses	30.3	—	60.2	—
Add: Cost of real estate sold	1.2	1.2	39.8	39.8
Add: Commission and marketing	1.7	1.7	3.5	3.5
Add: Compensation and related	72.3	72.3	84.5	84.5
Add: General and administrative	21.8	21.8	24.9	24.9
Add: Depreciation and amortization	95.3	95.3	107.2	107.2
Less: NCI adjustments (1)	(8.5)	(3.2)	(23.2)	(11.0)
Add: Unconsolidated investment adjustments (2)	38.3	27.5	37.2	26.6
Add: Straight-line and above/below market rents	(3.7)	(3.7)	(14.6)	(14.6)
Less: Reimbursement of recoverable operating expenses	(12.6)	—	(17.0)	—
Less: Properties bought and sold (3)	(19.6)	(10.7)	(59.0)	(24.9)
Less: Other properties excluded (4)	(12.1)	(4.8)	(18.3)	(11.6)
Other Reconciling Items (5)	(1.1)	4.0	(9.9)	(3.6)
Same Property	$246.3	$170.1	$238.5	$162.7

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Same Property		Same Property
Same Property (Reported)	Revenue	NOI	Revenue	NOI
Commercial - Same Property	$89.3	$80.1	$85.7	$76.5
Multifamily Market Rate Portfolio - Same Property	109.5	74.1	104.0	69.1
Multifamily Affordable Portfolio - Same Property	11.7	8.0	11.4	7.8
Hotel - Same Property	35.8	7.9	37.4	9.3
Same Property	$246.3	$170.1	$238.5	$162.7
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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of June 30, 2019, 86% of our consolidated level debt is fixed rate, 9% is floating rate with interest caps and 5% is floating rate without interest caps. As such, fluctuations in interest rates may impact our floating rate debt (and floating rate debt with interest caps to a lesser extent) and cause our consolidated interest expense and income from unconsolidated investments to fluctuate. Typically, these fluctuations do not give rise to a significant long-term interest rate risk because they have generally short maturities.

We hold variable rate debt on some of our consolidated and unconsolidated properties that are subject to interest rate fluctuations. These variable rates generally are based on the lender’s base rate, prime rate, EURIBOR, GBP LIBOR, or LIBOR plus an applicable borrowing margin. Additionally, in order to mitigate some of the risk associated with increasing interest rates we have purchased interest rate caps that limit the amount that interest expense can increase with rate increases.  However, some of our debt is uncapped and the mortgages that do have interest caps are subject to increased interest expense until rates hit the level of caps that have been purchased.  If there was a 100-basis point increase or decrease, we would have a $19.3 million increase in interest expense or $14.7 million in interest expense savings during 2019 on our current consolidated mortgages.  The weighted average strike price on caps and maturity of Kennedy Wilson’s variable rate mortgages is 2.62% and approximately 3 years, respectively, as of June 30, 2019.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of June 30, 2019. The weighted average interest rate for the various assets and liabilities presented are actual as of June 30, 2019. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
(Dollars in millions)	2019	2020	2021	2022	2023	Thereafter	Total	As of June 30, 2019
Interest rate sensitive assets
Cash and cash equivalents	$404.0	$—	$—	$—	$—	$—	$404.0	$404.0
Average interest rate	0.50%	—%	—%	—%	—%	—%	0.50%	—
Fixed rate receivables	27.7	0.8	0.5	—	—	—	29.0	29.0
Average interest rate (1)	5.00%	5.00%	5.00%	—%	—%	—%	5.00%	—
Variable rate receivables	—	—	—	0.4	—	—	0.4	0.4
Average interest rate	—%	—%	—%	5.90%	—%	—%	5.90%	—
Total	$431.7	$0.8	$0.5	$0.4	$—	$—	$433.4	$433.4
Weighted average interest rate	0.60%	5.00%	5.00%	5.90%	—%	—%	0.62%
Interest rate sensitive liabilities
Variable rate borrowings	$52.6	$—	$219.1	$263.3	$31.6	$181.2	$747.8	$745.3
Average interest rate	2.57%	—%	4.98%	1.97%	4.82%	2.84%	3.22%	—
Fixed rate borrowings	7.7	97.0	94.7	647.3	336.0	3,294.1	4,476.8	4,557.9
Average interest rate	4.35%	3.04%	3.07%	3.96%	3.21%	4.36%	4.16%	—
Total	$60.3	$97.0	$313.8	$910.6	$367.6	$3,475.3	$5,224.6	$5,303.2
Weighted average interest rate	2.80%	3.04%	4.40%	3.39%	3.35%	4.28%	4.03%

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
Approximately 47% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. As of June 30, 2019 we have hedged 93% of the gross asset carrying value of our euro denominated investments and 102% of the gross asset carrying value of our GBP denominated investments.
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
If there was a 5% increase or decrease in foreign exchange rates on the currencies we invest to the U.S. Dollar our net asset value would increase by $8.0 million or decrease by $8.1 million, respectively. If rates increase or decrease by 10% we would have an increase of $16.3 million and a decrease of $15.9 million.

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

The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. There were no material changes from the risk factors disclosed in Item 1A of our report on Form 10-K for the fiscal year ended December 31, 2018, as supplemented by the risk factors disclosed in Item 1A of our report on Form 10-Q for the fiscal quarter ended June 30, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
April 1 - April 30, 2019	323,294	$21.92	14,549,990	$69,721,137
May 1 - May 31, 2019	—	$—	14,549,990	$69,721,137
June 1 - June 30, 2019	—	$—	14,549,990	$69,721,137
Total	323,294	$21.92	14,549,990	$69,721,137
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

10.1
First Amendment to Second Amended and Restated 2009 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2019).

10.2
Supplemental Indenture No. 11 dated December 10, 2018 among Kennedy-Wilson Holdings, Inc., the related entity names therein, the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee

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

KENNEDY-WILSON HOLDINGS, INC.

Dated:	August 1, 2019	By:	/S/ JUSTIN ENBODY
Justin Enbody
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)