Form 10-K
period 2019-12-31
Kennedy-Wilson Holdings, Inc.
filed 2020-02-28
CIK 1408100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Based on the last sale at the close of business on June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,305,309,870.
The number of shares of common stock outstanding as of February 24, 2020 was 142,169,995.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates certain information by reference from the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on or around June 11, 2020, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2019.

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
Forward-looking statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we do not guarantee that the transactions and events described will happen as described (or that they will happen at all). In addition, this report contains information and statistics regarding, among other things, the industry, markets, submarkets and sectors in which we operate. We obtained this information and these statistics from various third-party sources and our own internal estimates. We believe that these sources and estimates are reliable but have not independently verified them and cannot guarantee their accuracy or completeness.
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

•	high levels of unemployment and general slowdowns in commercial activity;

•	our current leverage and ability to refinance existing indebtedness or incur additional indebtedness;

•	an increase in our debt service obligations;

•	our ability to generate a sufficient amount of cash to satisfy working capital requirements and to service our existing and future indebtedness and maintain our dividend payments;

•	our ability to achieve improvements in operating efficiency;

•	decreasing rental rates or increasing tenant incentive and vacancy rates or an increase in operating costs to maintain our investments;

•	adverse changes to rent control laws and regulations;

•
risks associated with our development projects, including, among other things, material delays in completing such projects, inability to secure third-party financing on favorable terms or at all and increase in construction costs;

•	foreign currency fluctuations;

•	performance of our foreign currency hedges and similar instruments;

•	adverse changes in the securities markets;

•	our ability to retain our senior management and attract and retain qualified and experienced employees;

•	changes in tax laws in the United States, Ireland, United Kingdom, Spain or Italy that reduce or eliminate deductions or other tax benefits we receive;

•	our ability to repatriate funds in a tax-efficient manner;

•	future acquisitions and dispositions may not be available at favorable prices or upon advantageous terms and conditions;

•	costs relating to the acquisition of assets we may acquire could be higher than anticipated;

•	our ability to retain major clients and renew related contracts; and

•	trends in use of large, full-service commercial real estate providers.
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
Our value is primarily derived from our ownership in income producing real estate assets as well as management's track record of producing attractive returns on its investments. We have an ownership interest in approximately 49 million square feet of property globally, including 29,705 multifamily rental units and 22.0 million square feet of commercial property. At December 31, 2019 and 2018, along with our equity partners, we held a portfolio with assets at a book value of approximately $13.3 billion and $11.3 billion.  For the years ended December 31, 2019 and 2018, these assets generated total revenues of approximately $1.0 billion and $1.0 billion.  The Company has an average ownership interest across all of its investments of approximately 61% as of December 31, 2019. In addition to our income producing real estate, we engage in development, redevelopment and value add initiatives through which we enhance cash flows or reposition asset to increase value.
We have 318 employees in 14 offices primarily located throughout the United States, the United Kingdom, Ireland and Spain.
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

•	Acquire high quality assets, either on our own or with strategic partners

•	Reposition assets to enhance cash flows post-acquisition

•	Explore development opportunities on underutilized portions of assets, or acquire development assets that fit within our overall investment strategy

•	Continuously evaluate and selectively harvest asset and entity value through strategic realizations using both the public and private markets

•
Use our services businesses to meet client needs, strengthen relationships with financial institutions, and position ourselves as a valuable resource and partner to these institutions for any future real estate opportunities

The table below highlights some of the Company's performance metrics over the past five years:

(In millions, except per share amounts)	Year Ended December 31,
	2019	2018	2017	2016	2015
Statements of income data and dividends:
Revenue	$569.7	$773.5	$801.8	$690.4	$583.8
Net income to Kennedy-Wilson Holdings Inc. common shareholders(1)	224.1	150.0	100.5	2.8	71.1
Basic income per share	1.60	1.04	0.83	0.01	0.66
Dividends declared per share of common stock	0.85	0.78	0.70	0.56	0.48
Adjusted EBITDA(2)	728.1	712.7	455.7	349.9	371.2
Adjusted EBITDA annual increase (decrease)	2%	56%	30%	(6)%
Adjusted Net Income(2)	442.5	397.0	242.5	191.3	208.2
Adjusted Net Income annual increase (decrease)	11%	64%	27%	(8)%
Adjusted Fees(2)	95.1	86.3	86.6	108.9	158.2
Adjusted Fees annual (decrease) increase	10%	—%	(20)%	(31)%

	As of December 31,
	2019	2018	2017	2016	2015
Balance sheet data:
Cash and cash equivalents	$573.9	$488.0	$351.3	$885.7	$731.6
Total assets	7,304.5	7,381.8	7,724.8	7,656.6	7,595.6
Mortgage debt	2,641.0	2,950.3	3,156.6	2,770.4	2,772.5
KW unsecured debt	1,131.7	1,202.0	1,179.4	934.1	688.8
KWE unsecured bonds	1,274.2	1,260.5	1,325.9	1,185.7	855.0
Kennedy Wilson equity	1,678.7	1,246.7	1,365.6	1,048.0	1,133.8
Noncontrolling interests	40.5	184.5	211.9	1,295.1	1,731.3
Total equity	1,719.2	1,431.2	1,577.5	2,343.1	2,865.1
Common shares outstanding	151.6	143.2	151.6	115.7	114.5
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
Business Segments
Our operations are defined by two core business units: KW Investments and KW Investment Management and Real Estate Services (IMRES).

•	KW Investments invests our capital in real estate-related assets both wholly-owned investments and investments made with strategic capital partners.

•
IMRES encompasses our fee generating businesses, which includes our investment management platform and the property services platform. These businesses offer a comprehensive line of real estate services for the full lifecycle of real estate ownership to clients that include financial institutions, institutional investors, insurance companies, developers, builders and government agencies.

Our segments have a symbiotic relationship and work closely together. IMRES plays a critical role in supporting our investment strategy by providing local market intelligence and real-time data for evaluating investments, generating proprietary transaction flow and creating value through the efficient implementation of asset management or repositioning strategies. KW Investments enables clients to benefit from the capabilities of IMRES.
KW Investments
We invest our capital in real estate assets either on our own or through our investment management platform. When we have partners, we are typically the general partner in the arrangement and generate management fees with a promoted interest in the profits of our investments beyond our ownership percentage. The Company has an average ownership interest across all its investments of approximately 61% as of December 31, 2019. Our equity partners include, financial institutions, foundations, endowments, high net worth individuals and other institutional investors. We typically act as asset managers on our investments and generally will outsource the day to day property management to third parties.
The following are product types we invest in through the KW Investments segment:
Multifamily
We pursue multifamily acquisition opportunities where we can unlock value through a myriad of strategies, including institutional management, asset rehabilitation, repositioning and creative recapitalization. We focus primarily on apartments in supply-constrained, infill markets.
As of December 31, 2019, we hold investments in 29,705 multifamily apartment units across 112 assets primarily located in the Western United States, Ireland and United Kingdom. Our Western United States multifamily assets are primarily located in the Pacific Northwest, mostly in suburbs of Seattle and Portland. The rest of the Western United States portfolio is in Northern and Southern California and the Mountain States region of Utah, Idaho, Montana and Nevada.
Through our Vintage Housing Holdings ("VHH") partnership we acquire and develop income and age restricted properties.  VHH typically utilizes tax-exempt bond financing and the sale of federal tax credits to help finance its investments. We are entitled to 50% of the operating cashflows from the VHH partnership in addition to any investing distributions we receive from federal tax credits or refinancing activity at the property level.  VHH is an unconsolidated investment that we account for using the fair value option which had a carrying value of $142.8 million.
We acquired our ownership interest in VHH in 2015 for approximately $80 million.  As of December 31, 2019 we have contributed an additional $62.3 million into VHH and have received $154.7 million in cash distributions.
When we acquired VHH in 2015, the portfolio consisted of 5,485 units. Today, the VHH portfolio includes 7,369 stabilized rental units with another 2,028 units currently under stabilization, development or undergoing entitlements in the Western United States.
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
Our industrial portfolio consists mainly of distribution centers located in the United Kingdom.
As of December 31, 2019, we hold investments in 182 commercial properties, totaling over 22.0 million square feet, predominately in the United Kingdom and Ireland with additional investments in the Pacific Northwest, Southern California, Spain and Italy.
Hotel
We acquire hotels in certain opportunistic situations in which we are able to purchase at a discount to replacement cost or can implement our value-add investment approach. As of December 31, 2019, we have an ownership interest in 3 hotels (including one hotel under development) with 487 hotel rooms located in Ireland and Hawaii.
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

As of December 31, 2019, we hold 22 investments which are primarily comprised of 262 residential units/lots and 3,994 acres located in Hawaii and the Western United States. As of December 31, 2019, these investments had a Gross Asset Value of $349.3 million and the Company had a weighted average ownership in such of investments of 68%. These investments are in various stages of completion, ranging from securing the proper entitlements on land positions to sales of units/lots.
Development and redevelopment
We have a number of development, redevelopment and entitlement projects that are underway or in the planning stages. Unlike the residential projects that are held for sale and described in the section directly above, these initiatives may ultimately result in income-producing assets. As of December 31, 2019, we have 1,815 multifamily units, 0.8 million commercial rentable square feet and 150 hotel rooms we are actively developing. If these projects are brought to completion, the Company’s estimated share of the total capitalization of these projects would be approximately $1.2 billion (approximately 30% of which has already been funded), which we expect would be funded through our existing equity, third party equity, project sales, tax credit financing and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak capital and does not take into account any distributions over the course of the investment. We and our equity partners are under no obligation to complete these projects and may dispose of any such assets after adding value through the entitlement process. Please also see the section titled “Liquidity and Capital Resources - Development and redevelopment” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional detail on these investments.

Fair Value Investments

As of December 31, 2019, $1.1 billion or 83% of our investments in unconsolidated investments (15% of total assets) are held at estimated fair value. As of December 31, 2019, there were cumulative fair value gains of $212.4 million which comprises 19% of the $1.1 billion carrying value of fair value unconsolidated investments.  Fair value changes consist of changes in the underlying value of properties and associated mortgage debt as well as foreign currency fluctuations (net of any hedges) for non-dollar denominated investments. During the year ended December 31, 2019, we recognized $101.0 million of fair value gains and performance fees on unconsolidated investments.

These investments encompass our investments in the commingled funds that we manage as well as unconsolidated investments in which we have elected the fair value option. Our investment in VHH is our largest unconsolidated investment held at estimated fair value and was held at $142.8 million and $101.5 million as of December 31, 2019 and 2018, respectively. We have elected fair value options for these unconsolidated investments in order to report the change in the value in the underlying investments in the results of our current operations.

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

Estimated Rates Used For
	Capitalization Rates	Discount Rates
Multifamily	3.75% — 5.13%	5.50% — 8.00%
Office	4.00% — 7.50%	5.00% — 8.50%
Retail	6.50% — 8.50%	8.00% — 10.25%
Hotel	6.00% — 7.75%	8.25% — 10.00%
Residential	N/A	12%

In valuing indebtedness, the Company considers significant inputs such as the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by Kennedy Wilson for these types of investments range from 1.30% to 3.51%.

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
KW Investment Management and Real Estate Services (IMRES)
IMRES includes both our investment management platform and our third-party services business and offers a comprehensive line of real estate services for the full lifecycle of real estate ownership to clients that include financial institutions, institutional investors, insurance companies, developers and builders. IMRES has four main lines of business: investment management, property services, brokerage, and auction and conventional sales. These four business lines generate revenue for us through fees and commissions.
We manage approximately $18.1 billion of IMRES AUM, the majority of which we have an ownership interest in and the balance we manage for third parties (please see definition of IMRES AUM in the section titled "Non-GAAP Measures and Certain Definitions"). With 14 offices throughout the United States, the United Kingdom, Ireland, Jersey and Spain, we have the capabilities and resources to provide property services to real estate owners as well as the experience, as a real estate investor, to understand client concerns. The managers of IMRES have an extensive track record in their respective lines of business and in the real estate community as a whole. Their knowledge and relationships are an excellent driver of business through the services business as well as on the investment front.
Additionally, IMRES plays a critical role in supporting our investment strategy by providing local market intelligence and real-time data for evaluating investments, generating proprietary transaction flow and creating value through efficient implementation of asset management or repositioning strategies.
Investment Management
Our investment management platform utilizes a number of different investment vehicles for which we provide acquisition, asset management, financing, and other investment-related services, and typically includes a co-investment from us. We usually provide investment management services on our consolidated investment portfolio as well as investments with strategic partners many of whom have separate account agreements with us. Through our fund management business, we have two active closed end funds seeking to generate attractive, risk adjusted returns. As of December 31, 2019, our investment management platform manages a total of $3.0 billion in fee-bearing capital. Fee-bearing capital represents total third-party committed or invested capital that we manage in our joint-ventures and commingled funds that entitle us to earn fees, including without limitation, asset management fees, construction management fees, acquisition and disposition fees and/or promoted interest, if applicable.
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

•
Our operating expertise allows us to focus on opportunistic investments where we believe we can increase the value of assets and cash flows and include transactions with distressed real estate owners or lenders seeking liquidity, or purchases of under-managed or under-leased assets, and repositioning opportunities.

•
We have been able to create place-making areas in our investment locations where we are able to make multiple investments in a particular city either through direct investments or development initiatives that further drives interest in the area.

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
Our competitive strengths include:

•
Transaction experience: Our senior management team has an average of 24 years of real estate experience and has been working and investing together on average for over 10 years. Members of the senior management team have collectively acquired, developed and managed in excess of $30 billion of real estate investments in the United States, the United Kingdom, Ireland, Spain, Italy and Japan throughout various economic cycles, both at our Company and throughout their careers.

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

•
Strategic Partnerships: Through our relationships and transaction experience we have been able to establish various strategic partnerships with a variety of different companies and institutions in which we are highly collaborative and aligned with our partners in the deals. Coupled with our ability to structure acquisitions in a variety of ways that fit the needs of our strategic partners we have been able to access various forms of capital due to our experience and versatility.

•
Vertically integrated platform for operational enhancement: We have over 318 employees in both KW Investments and IMRES, with 14 offices throughout the United States, the United Kingdom, Ireland, Spain and Jersey. We have a hands-on approach to real estate investing and possess the local expertise in property and asset management, leasing, construction management, development and investment sales, which we believe enable us to invest successfully in selected submarkets.

•
Calculated risk taking: We underwrite our investments based upon a thorough examination of property economics and a critical understanding of market dynamics and risk management strategies. We conduct an in-depth sensitivity analysis on each of our acquisitions. This analysis applies various economic scenarios that include changes to rental rates, absorption periods, operating expenses, interest rates, exit values and holding periods. We use this analysis to develop our disciplined acquisition strategies.

•
Management's alignment with shareholders: As of December 31, 2019, our directors and executive officers and their respective affiliates owned an aggregate of approximately 14% of the outstanding shares of our common stock. Due to management team's ownership interest in the Company its interests are in alignment with common shareholders of the Company and gives us an owner's mentality on the investments we own and manage.

The real estate business is cyclical. Real estate cycles are generally impacted by many factors, including availability of equity and debt capital, borrowing cost, rent levels, and asset values. Our strategy has resulted in a strong track record of creating both asset and entity value for the benefit of our shareholders and partners over these various real estate cycles.

Industry Overview

Key Investment Markets

Western United States

In 2019, the Federal Reserve cut rates three times, causing interest rates to remain low. In turn, the US real estate market continued to perform well. U.S. GDP growth slowed to an estimated 2.3% from 2.9% in 2018. The unemployment rate ended the year at 3.5%, remaining at the lowest level since 1969. With low interest rates, low inflation, and low unemployment, the U.S. economy entered 2020 in a reasonably good condition with macro-economic and political uncertainties related to the on-going U.S.-China trade conflict and upcoming U.S. presidential general election. With low to negative interest rates in many parts of the world, U.S. commercial real estate remained a relatively attractive asset class for global yield-oriented investors.
The demand for multifamily housing continued to remain strong in 2019. According to CBRE, new supply was at or near cyclical highs in 2019, with permits and new starts likely to fall in 2020. Multifamily demand is forecasted to remain sufficient to absorb new supply. A significant portion of new construction continues to be centered around the urban core in large metropolitan cities in the Western U.S. However, Kennedy Wilson's portfolio is largely comprised of garden style communities in suburban locations. Suburban multifamily is forecasted to outperform urban properties in 2020, with expectations of maintaining lower vacancy and higher rent growth. Lifestyle preferences, along with the financial challenges of homeownership, should continue to create demand for multifamily housing in 2020.

The U.S. office market is expected to have moderate growth in 2019, with office-using employment expected to grow by 0.3% or more than 45,700 jobs. Kennedy Wilson's U.S. office portfolio is primarily located in Southern California and the Greater Seattle market, which both continue to benefit from the expansion of large U.S. technology companies. Technology tenants, which accounted for 21.6% of overall leasing activity in the first half of 2019, should continue to create significant office demand in 2020. In the Seattle region, demand remains firm heading into 2020, with much of the new supply already pre-leased. In Los Angeles, a relatively low amount of office is currently expected to complete in 2020, which would be supportive of further rental growth.
Affordable Housing
Housing affordability has reached crisis levels across much of the Western U.S., with rapidly growing cities, such as Seattle, facing a dearth of affordable housing options. This not only impacts the delivery of vital public services as workers are priced out of local areas, it also puts stress on the social fabric of cities and neighborhoods.
Since 2015, we’ve partnered with Vintage Housing to bring together our respective strengths to tackle this challenge together. Vintage Housing has specialized in the development and operation of affordable housing in the Western U.S. for more than 20 years. Through affordable housing tax credits and other state and federal financing resources it offers apartment homes to income qualified families and active seniors. We invested the time to understand Vintage Housing’s culture and business model and saw them as a natural partner as we expanded into this growing sector.

Fundamental to our success is a shared commitment to delivering quality affordable homes and building communities that enrich residents’ lives, including providing programs such as social support groups, after-school programs, transportation assistance, computer training, and wellness classes.

Our partnership has created more than 7,000 workforce and active senior housing units with approximately 2,000 more under development. With homes reserved for residents that make 50%-60% of the area’s median income, Vintage Housing provide an affordable long-term solution for qualifying working families and active senior citizens, coupled with modern amenities that are a hallmark of our traditional multifamily portfolio.

Hawaii
Hawaii’s economy in 2019 remained favorable, with record-low unemployment at 2.6% in December and a soaring number of visitors amid a stronger national and global economy. More than 10 million visitors came to the islands in 2019, setting an all-time record and an increase of 5.4% from 2018. The outlook for 2020 is currently expected to result in continued economic growth, albeit at a slower pace than 2019. The Hawaiian economy continues to depend significantly on the U.S. economy and certain key international economies, especially Japan.
United Kingdom

Despite the challenging Brexit landscape, the U.K. economy continues to be relatively resilient, with 2019 GDP expected to grow by 1.3%. The U.K. unemployment rate at the end of 2019 reached its lowest level since January 1975 at 3.8%. The tight labor market has translated into sustained real year-on-year wage growth of 1.4% to 2019, when adjusted for inflation.

Investment volumes in the U.K. reached £53 billion in 2019, down 20% compared to 2018, primarily as a result of the political uncertainty but transaction volumes are expected to rebound in 2020 as the U.K. and in particular London offices look attractively priced compared to European cities. This is underpinned by attractive market fundamentals and transparent investment environment, foreign investments into the U.K. remained strong in 2019, making up 42% of the total investment volume.

Central London office investment and occupational market fundamentals remain strong, underpinned by London’s world-class city status. London office absorption was 12.8 million square feet for 2019, marginally below the 10-year average of 13.1 million square feet. The business services sector was the most active over 2019, accounting for 30% of absorption, followed by the banking and finance sectors at 24% of absorption. Strong demand kept vacancy low at 4% and a strong level of active demand, at 7.8 million square feet, at the end of the fourth quarter 2019 bodes well for a strong 2020. The Victoria office submarket remained very strong, with vacancy contracting across the market and Grade A availability at just 1.2%, the lowest across all London submarkets, driven by strong absorption for 2019 of 692,000 sq ft, up almost 50% on the 10-year average.

South East Office investment volumes reached £2.2 billion in 2019, down 12% below 10-year average owing to political uncertainty holding up decision-making. Investment volumes where dominated by private equity, accounting for 39%. Similarly, 2019 absorption of 2.75 million square feet, was 15% below the 10-year average. The expectation is for this trend to reverse in 2020, as 2019 ended with 550,000 square feet under offer and 2020 is expected to be dominated by early movers looking to secure the best space as 2021 has the highest number of breaks and expiries for five years. The market remains tight with reducing vacancy, owing to lack of supply, with both M25 and M3 new and grade A vacancies in the 4-5% range.

The U.K. retail sector remains under significant pressure, with weakening occupation demand as further high-profile retailers have gone into bankruptcy during 2019. Rent pressure is particularly being felt on secondary and tertiary retail assets, where yields are widening from about 8.5% in 2018 to more than 12%. Highlights include the supermarket segment and retail assets that serve as popular and convenient destinations, which continue to be resilient.

The industrial and logistics sector continued to perform strongly throughout 2019 with total investment volumes reaching £6.5 billion. Although down 23% versus 2018, volumes reached £2.1 billion in fourth quarter 2019, the fourth strongest quarter on record and 27% above the 5-year quarterly average. The occupier market also remained robust with absorption totaling 47 million square feet in 2019, 7% down on 2018 but comfortably above the 10-year annual average. Absorption continues to be led by online retailers, supporting the sustained growth of online retail sales. With strong market fundamentals, the expectation is for industrial occupational demand to continue to be resilient in 2020. UK e-commerce drivers are particularly strong, and it is expected that one in every five pound of retail expenditure will come from online orders in 2020. Cultural factors such as high credit card usage and a highly digitally literate consumer base will continue to support a growing UK logistics infrastructure, meaning the UK will remain Europe’s most mature online market in 2020. Location preferences will continue to be driven by the availability of labor to fill vacancies in distribution centers, a factor of growing importance given the UK employment market remains tight.

Ireland
Ireland’s economy is set to be the best performing in Eurozone for the sixth consecutive year for 2019 with anticipated GDP growth of 5.7% and with GDP growth potential well ahead of the EU27 average over the next two years, this strong economic activity has contributed to strong employment fundamentals, with unemployment falling further throughout 2019, at 4.9% at the end of third quarter of 2019 and well below the EU27 average.

The investment market was very buoyant, with record-breaking spend for 2019 and significantly higher than expected. Total volumes hit a record €7.2 billion for the first time, this is in contrast to the €3.6 billion in 2018 and while the figure is skewed by €1.5 billion sale of Green REIT plc to Henderson Park, the €5.7 billion is still at record investment volumes. International inflows were a strong theme for 2019 and the acquisition of the Starwood Cedar portfolio by Blackstone fit into this theme and represented another large lot size for 2019. Offices accounted for the largest portion of investment spend in the Irish market again for 2019, accounting for 51% of total investment spend over the last 12 months with Multifamily contributing to 33%.

Dublin office absorption reached 3.25 million square feet in 2019, well ahead of the 10-year average of 2.25 million square feet. Similar to 2018, significant leasing was buoyed by some larger lettings, including over 400,000 sq ft at Spencer Place to Salesforce. Over the course of 2019 only 22% of leasing activity in Dublin occurred in the suburbs in contrast to 78% for City Centre. Momentum for 2020 remains strong with 1.3 million square feet reserved at the end of the year. Prime headline city centre office rents remained stable at approximately €65.00 per square foot while prime headline office rents in the south suburbs rose to €29.50 per square foot. Our own Dublin office portfolio is based in these locations and is benefiting from the strong fundamentals.

The Irish multifamily sector has grown significantly, with investment volumes of €2.4 billion for 2019, doubling 2018 volumes. To put this is an international context, the 2019 investment spend for the UK multifamily market was £2.4 billion. CBRE estimates that there are 14,500 multifamily units now in the hands of institutional owners, of which Kennedy Wilson is the second largest with 18% market share. Despite political uncertainty, the Irish multifamily sector remains attractive, with strong fundamentals underpinning institutional demand. Ireland has the youngest population in Europe with one-third of its population under 25 years of age and benefits from one of the most educated workforces with more than 55% of 30-34-year olds with a third level qualification, this is more than 15 percentage points above of the EU average. Ireland also proportionately fewer renters specifically living in apartments, at only 7.3%, compared to the EU average at 41.8% or the UK at 14.8%.

Prime retail rents remained relatively stable at the end of 2019, driven by Grafton Street Zone A rents of €580 per square foot, which are slightly down on 2018 rents. Strong Irish economic indicators coupled with solid consumer sentiment and continued tourist activity, the retail sales index continues its upward trajectory, up 5.8% year-on-year (as of December 2019).

2019 had a number of high-profile Dublin hotel sales, which showed strong demand from international investors. The sector performance was mixed, on the one hand underpinned by healthy economic activity, increased air connectivity, and strong tourism numbers with more than 10 million visitors from the start of 2019 up until December, over twice the population of the Republic of Ireland. This was against a fall in UK visitors on the back of Brexit and exchange rate uncertainty.
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
We wholly-own Kennedy Wilson Europe Real Estate Limited ("KWE") which is domiciled in the United Kingdom and has GBP as its functional currency. KWE has investments in assets that have functional currencies of GBP and euros. Kennedy-Wilson Holdings, Inc. does not have a direct interest in the euro denominated investments but has indirect ownership through its interest in KWE. We cannot directly hedge the foreign currency movements in these euro denominated assets but hedge foreign currency movements in euro assets at the KWE level through GBP/EUR hedging instruments. We then can hedge the USD/GBP foreign currency exposure through our direct interest in KWE.
Within in KWE we utilize three types of contracts to hedge our GBP/EUR exposure: foreign currency option collars, a cross currency swap on the KWE Bonds (swapped GBP to EUR) and the KWE Euro Medium Term Notes ("KWE Notes"). The KWE Notes were issued in euros and held by KWE but we have elected to treat the foreign currency movements as a net investment hedge on our euro denominated investments in KWE. The foreign currency movements on these hedge items above are recorded to unrealized foreign currency derivative contract gains/losses within other comprehensive income for GBP/EUR movements. However, when we translate our investment in KWE from USD/GBP the foreign currency movements on these items go through unrealized foreign currency translation gains/losses within other comprehensive income.
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
Employees
As of December 31, 2019, we have 318 employees in 14 offices throughout the United States, the United Kingdom, Ireland, Spain and Jersey. We believe that we have been able to attract and maintain high quality employees. There are no employees subject to collective bargaining agreements. In addition, we believe we have a good relationship with our employees.
Available Information
Information about us is available on our website (http://www.kennedywilson.com) (this website address is not intended to function as a hyperlink, and the information contained in, or accessible from, our website is not intended to be a part of this filing). We make available on our website, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those reports and other statements filed or furnished pursuant to Section 13(a), 14 or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after filing or submitting such material electronically or otherwise furnishing it to the SEC. In addition, we have previously filed registration statements and other documents with the SEC. Any document we file is available at the SEC's internet address at http://www.sec.gov (this website address is not intended to function as a hyperlink, and the information contained in, or accessible from, the SEC's website is not intended to be a part of this filing).

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
“Adjusted Fees’’ refers to Kennedy Wilson’s gross investment management, property services and research fees adjusted to include Kennedy Wilson's share of fees eliminated in consolidation, Kennedy Wilson’s share of fees in unconsolidated service businesses and performance fees included in unconsolidated investments.  Effective January 1, 2018, we adopted new GAAP guidance on revenue recognition and implemented a change in accounting principle related to performance allocations, which resulted in us now accounting for performance allocations (commonly referred to as “performance fees” or “carried interest” as a component of income from unconsolidated investments. Our management uses Adjusted fees to analyze our investment management and real estate services business because the measure removes required eliminations under GAAP for properties in which the Company provides services but also has an ownership interest. These eliminations understate the economic value of the investment management, property services and research fees and makes the Company comparable to other real estate companies that provide investment management and real estate services but do not have an ownership interest in the properties they manage. Our management believes that adjusting GAAP fees to reflect these amounts eliminated in consolidation presents a more holistic measure of the scope of our investment management and real estate services business.
“Adjusted Net Income” represents net income before depreciation and amortization, our share of depreciation and amortization included in income from unconsolidated investments, share-based compensation, the tax impact of the U.S. federal tax legislation enacted in December 2017 and net income attributable to noncontrolling interests, before depreciation and amortization.  Please also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP measures” for a reconciliation of Adjusted Income to net income as reported under GAAP.
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

As of December 31, 2019, approximately 52% of our revenues were sourced from our foreign operations in the United Kingdom, Ireland, Spain and Italy, 91% of which was sourced from our operations in the United Kingdom and Ireland. Accordingly, our firm-wide results of operations depend significantly on our foreign operations. Conducting business abroad carries significant risks, including:

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

The results of the United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
            Although we are headquartered in the United States, we have worldwide operations and significant business operations in Europe.  As of December 31, 2019, approximately 46% of our consolidated investment account represented investments in European properties or assets, 62% of which represents investments in the United Kingdom.
Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union on January 31, 2020 and entered into a transition period during which it will continue its ongoing and complex negotiations with the European Union relating to the future trading relationship between the parties. Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal, as well as about the possibility that a so-called “no deal” separation will occur if negotiations are not completed by the end of the transition period.
           While it is difficult to predict the effect of the United Kingdom's withdrawal from the European Union on the European and global economy and the uncertainty regarding new or modified arrangements between the United Kingdom and the European Union, these developments have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets.  Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility, which may harm our financial position and results of operations.  For example, downward pressure on the value of foreign exchange rates could depress our reported earnings from European operations, which are presented on our financial statements in U.S. dollars.  Asset valuation reductions could result in write-downs of our consolidated European assets and reduced proceeds from asset sales.  In addition, any negative impact on European financial markets could harm our ability to raise capital efficiently in those markets when needed to execute our acquisition and value-add business plans, which would in turn adversely affect our reported results of operations.

            The developments resulting from the United Kingdom withdrawal from the European Union could have a particularly adverse effect on the real estate market in the United Kingdom and surrounding areas, where a significant portion of our consolidated real estate investments are located.  Deteriorating economic conditions could depress the demand for real estate space, which, in turn, could increase vacancies and depress lease rates, leading to a further reduction in real estate property values.  Any of these events could cause our real estate investments in these areas to underperform, which would reduce our operating results and harm our business.  In particular, because the timing and negotiation of any new or modified arrangements between the United Kingdom and the European Union is uncertain, we cannot predict when, if at all, any of these risks could materialize or the magnitude of their effect on our European operations.
            Lack of clarity about future United Kingdom laws and regulations as the United Kingdom determines which European Union laws to replace or replicate, including financial laws and regulations, tax and free trade agreements, environmental, health and safety laws and regulations and employment laws, could also harm our operations in Europe.  If the United Kingdom and the European Union are unable to negotiate acceptable terms or if other European Union member states pursue withdrawal, economic conditions in Europe could deteriorate significantly.  Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

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
We have used joint ventures for large real estate investments and real estate developments. We plan to continue to acquire interests in additional joint ventures formed to own or develop real property or interests in real property. We have acquired and may acquire non-controlling interests in joint ventures, and we may, from time-to-time, also acquire interests as a passive investor without rights to actively participate in the management of the joint ventures. Investments in joint ventures involve additional risks, including the possibility that the other participants may become bankrupt or have economic or other business interests or goals that are inconsistent with ours, that we will not have the right or power to direct the management and policies of the joint ventures and that other participants may take action contrary to our instructions or requests and against our policies and objectives. Should a participant in a material joint venture investment act contrary to our interests, our business, results of operations and financial condition could significantly suffer. Moreover, we cannot be certain that we will continue to identify suitable joint venture partners and form new joint ventures in the future.

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

            We conduct operations and own properties in Hawaii. The gross asset value of our investments in Hawaii is $278.3 million and $219.8 million as of December 31, 2019 and 2018, respectively.  Consequently, the success of our investments in Hawaii depends on and is affected by general trends in Hawaii’s economy and real estate market.  Hawaii’s economy largely depends on tourism, which is subject to fluctuation based on a number of factors that we do not control, including cost and availability of air services, the impact of any events that disrupt air travel to and from Hawaii and the desirability or lack thereof to visit Hawaii.  In addition, Hawaii has historically been vulnerable to certain natural disaster risks, such as tsunamis, volcanoes, hurricanes and earthquakes, which could cause damage to properties owned by us or property values to decline in general.

            Our three largest investments in Hawaii are a hotel development project on the Big Island and two residential assets (one located on the Big Island and the other located on the island of Oahu) as discussed in our description of our residential and development and redevelopment investments in Item 1 - “Business” of this annual report on Form 10-K.  Please also see the section titled "Industry Overview - Hawaii" in Item 1 of this annual report on form 10-K. In addition to the general risks with respect to development and redevelopment projects as discussed above, Hawaii’s remote and isolated location may create additional operational costs and expenses (general operating and development-related costs), which could have a material adverse impact on our financial results.  If any or all of the factors discussed above were to occur and result in our inability to sell or lease our residential and commercial properties, a significant delay in the completion of our development assets or a significant increase in the costs to complete our development assets than we currently estimate, it would likely have a material adverse effect on our business, financial condition and results of operations.

Any distressed loans and loan portfolios that we may purchase, or investments that may become "sub-performing" or "non-performing" following our origination or acquisition thereof, may have a higher risk of default and delinquencies than newly originated loans, and, as a result, we may lose part or all of our investment in such loans and loan portfolios.

While our loans and investments focus primarily on "performing" real estate-related interests, our loans and investments may also include making distressed investments from time to time (e.g., investments in defaulted, out-of-favor or distressed loans and debt securities) or may involve loans and loan portfolios in some cases that may be non-performing or sub-performing and may be in default at the time of purchase or may become "sub-performing" or "non-performing" following our origination or acquisition thereof. In general, the distressed loans and loan portfolios we acquire are speculative investments and have a greater than normal risk of future defaults and delinquencies as compared to newly originated loans. Returns on loan investments depend on the borrower’s ability to make required payments or, in the event of default, our security interests and our ability to foreclose and liquidate whatever property that secures the loans and loan portfolios. We may be unable to collect on a defaulted loan or foreclose on security successfully or in a timely fashion. There may also be instances when we are able to acquire title to an underlying property and sell it but not make a profit on its investment.

In addition, in the event of a decline in real estate values, our ability to acquire or originate new real estate related loans would be adversely affected, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Declining real estate values also significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to acquire or originate loans.

Our reliance on third-parties to operate certain of our properties may harm our business.

In some instances, we rely on third party property managers and hotel operators to manage our properties. These third parties are directly responsible for the day-to-day operation of our properties with limited supervision by us, and they often have potentially significant decision-making authority with respect to those properties. Thus, the success of our business may depend in large part on the ability of our third-party property managers to manage the day-to-day operations, and any adversity experienced by our property managers could adversely impact the operation and profitability of our properties

These third parties may fail to manage our properties effectively or in accordance with their agreements with us, may be negligent in their performance and may engage in criminal or fraudulent activity. If any of these events occur, we could incur losses or face liabilities from the loss or injury to our property or to persons at our properties. In addition, disputes may arise between us and these third-party managers and operators, and we may incur significant expenses to resolve those disputes or terminate the relevant agreement with these third parties and locate and engage competent and cost-effective service providers to operate and manage the relevant properties. We are also parties to hotel management agreements under which unaffiliated third-party property managers manage our hotels. If any of these events occur, our relationships with any franchisors may be damaged, we may be in breach of our franchise agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. In addition, from time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect us. If we are unable to resolve such disputes through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to third party dispute resolution, the expense and outcome of which may harm our business, operating results or prospects.

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

We presently expect to continue operating and acquiring properties in areas that have adopted laws and regulations imposing restrictions on the timing or amount of rent increases. The state of California has implemented a statewide rent control imitative that limits rental increases to 5% + the consumer price index (CPI). The state of Oregon has also implemented a statewide rent control program that caps annual increases to 7% + CPI with the city of Portland, Oregon limiting increases to 9.9%. In addition to the statewide rent control programs, various municipalities, including certain cities where our properties are located, have enacted rent control or rent stabilization legislation. Furthermore, enactment of similar regulations have been and are being considered in other jurisdictions where we hold investments.  Although, we are able to increase rents to market rates once a tenant vacates a rent-controlled or stabilized unit, increases in rental rates for renewing tenants are limited by such regulations.

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

The Americans with Disabilities Act, or the ADA, generally requires that public accommodations, such as hotels and office buildings, be accessible to disabled people. If our properties are not in compliance with the ADA, the U.S. federal government could fine us, or private litigants could sue us for monetary damages. In addition, if we are required to make substantial alterations to one or more of our properties in order to comply with the ADA, our results of operations could be materially adversely affected.

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

Our results are subject to significant volatility from quarter to quarter due to the varied timing and magnitude of our strategic acquisitions and dispositions, the incurrence of any impairment losses and other transactions.

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
Additionally, if our future undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to reevaluate the assumptions used in our impairment analysis.

Some of our portfolio investments may be recorded at fair value, and, as a result, there will be uncertainty as to the value of these investments.

As of December 31, 2019, $1.1 billion, or approximately 83% of our unconsolidated investments and approximately 15% of our total assets, were recorded on our financial statements at estimated fair value. These include our investments in the commingled funds that we manage and unconsolidated investments in which we have elected the fair value option under U.S. generally accepted principles (U.S. GAAP). At the end of each reporting period, the fair value of these investments is recalculated, and any change from the fair value as of the end of the prior reporting period is reflected in our consolidated statement of income as a gain or loss included in income (loss) from unconsolidated investments. Accordingly, fair value accounting could result in significant non-cash volatility in our financial position and our results of operation, which, in turn, could adversely affect the trading price of our common stock and other securities.

We generally estimate fair market values using discounted cash flow models that estimate future cash flows (including terminal values) and discount those cash flows back to the current period. Estimating fair values using any valuation methodology is inherently uncertain and involves a significant number of assumptions. Furthermore, any changes in the underlying assumptions, including capitalization rates, discount rates, liquidity risks, and estimates of future cash flows, could significantly affect the fair value estimates. For example, small changes in the inputs and assumptions that we use from period to period to estimate these fair values may result in large changes in the carrying value of these investments and could materially and adversely impact our reported earnings. Moreover, the estimated fair values used in preparing our financial statements may not represent amounts that could be realized in a current sale or an immediate settlement of the related asset or liability, nor would those estimated fair values necessarily reflect the returns we may actually realize.

We have in the past incurred and may continue in the future to incur significant amounts of debt and, to a lesser extent, preferred stock, to finance acquisitions, which could negatively affect our cash flows and subject our properties or other assets to the risk of foreclosure.

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

To a lesser extent, we have also financed part of our operations by issuing preferred stock. While such preferred stock typically does not include significant restrictive covenants, we need to allocate an amount of our cash flows to pay dividends on our outstanding preferred stock.

Our debt obligations impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.

Our existing debt obligations impose, and future debt obligations may impose, significant operating and financial restrictions on us. These restrictions limit or prohibit, among other things, our ability to:

•	incur additional indebtedness;

•	repay indebtedness (including our 5.875% senior notes due 2024) (the "2024 Notes") prior to stated maturities;

•	pay dividends on, redeem or repurchase our stock or make other distributions;

•	make acquisitions or investments;

•	create or incur liens;

•	transfer or sell certain assets or merge or consolidate with or into other companies;

•	enter into certain transactions with affiliates;

•	sell stock in our subsidiaries;

•	restrict dividends, distributions or other payments from our subsidiaries; and

•	otherwise conduct necessary corporate activities.

Our unsecured revolving credit facility and the indentures governing our 2024 Notes and the KWE notes require us to maintain compliance with specified financial covenants, including maximum balance sheet leverage and fixed charge coverage ratios. In addition, loan agreements governing the mortgages that are secured by our properties may contain operational and financial covenants, including but not limited to, debt service coverage ratio covenants and, with respect to mortgages secured by certain properties in Europe, loan-to-value ratio covenants. Mortgages with such loan-to-value covenants require that the underlying properties be valued on a periodic basis (at least annually) and as such, adverse market conditions (which are influenced by factors that are outside of the Company’s control) could result in a reduction in the fair value of the subject properties and a breach of the applicable covenant. As of December 31, 2019, we were in compliance with all such covenants. These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. In addition, a default under one series of our indebtedness may also constitute a default under another series of our indebtedness.

We have guaranteed a number of loans in connection with various real estate investments, which may result in us being obligated to make certain payments.

We have provided recourse guarantees associated with loans secured by real estate. The maximum potential undiscounted amount of future payments that we could be required to make under these guarantees was approximately $49.5 million at December 31, 2019. The guarantees expire through 2021, and our performance under the guarantees would be required to the extent there is a shortfall upon liquidation between the principal amount of the loan and the net sales proceeds of the property. If we were to become obligated to perform on these guarantees, our financial condition could suffer.

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

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect us.

In July 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021, and LIBOR may be discontinued or modified by the end of 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARCC”), which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative for U.S. Dollar LIBOR for use in derivatives and other financial contracts. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. The ARCC has proposed a paced market transition plan to SOFR From LIBOR and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives, financial contracts and cash markets exposed to LIBOR.   At this time, however, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom, the United States or elsewhere.  Any changes in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in LIBOR. If a published LIBOR rate is unavailable after 2021, the interest rates on certain of the Company’s debt obligations could change. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition and results of operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2019, we had approximately $122.2 million and $94.9 million of federal and California net operating loss carryforwards, respectively, as well as approximately $52.6 million of foreign tax credits, which generally can be used to offset future taxable income or taxes, as applicable.  However, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“the Code”), if a corporation undergoes an “ownership change”, the corporation’s ability to use its pre-change net operating loss carryforwards and foreign tax credits to offset its post-change federal taxable income or taxes, as applicable, may be limited. Generally, a corporation experiences such an ownership change if the percentage of its stock owned by its “5-percent shareholders,” as defined in Section 382 of the Code, increases by more than 50 percentage points (by value) over a rolling three-year period.  Based on our analysis, no ownership changes as defined under Section 382 have occurred which would result in limitations on the utilization of our domestic net operating loss and foreign tax credit carryovers. We may experience ownership change in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside of our control). Similar provisions of state tax law may also apply. In addition, U.S. federal tax legislation enacted in December 2017, commonly known as the Tax Cuts and Jobs Act (the “TCJA”), limits the application of net operating loss carryforwards generated after December 31, 2017 to 80% of taxable income. Of our $122.2 million of federal net operating loss carryfowards, $34.9 million of losses were generated after December 31, 2017.

As of December 31, 2019, we also had $226.5 million of foreign net operating loss carryforwards which could be subject to similar limitations in foreign jurisdictions based upon changes in equity ownership.

The TCJA may materially adversely affect our financial condition, results of operations and cash flows.
                The TCJA has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, eliminating the corporate alternative minimum tax, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, imposing a one-time transition tax (or “repatriation tax”) on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses, eliminating the deductibility of certain performance-based executive compensation and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes were effective beginning with our 2018 taxable year, without any transition periods or grandfathering for existing transactions. The legislation remains unclear in certain respects and has been and may continue to be subject to amendments, technical corrections, interpretations and implementing regulations by the U.S. Treasury Department and Internal Revenue Service (“IRS”), any of which could lessen or increase certain adverse impacts of the legislation.

We may fail to comply with section 404 of the Sarbanes-Oxley Act of 2002.

We are subject to section 404 of The Sarbanes-Oxley Act of 2002 and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Although our management has concluded that our internal control over financial reporting was effective as of December 31, 2019 and our independent registered public accounting firm has issued an unqualified report as to the same, our management or our independent registered public accounting firm may not be able to come to the same conclusion in future periods. During the course of the review and testing of our internal controls, we may identify deficiencies and weaknesses and be unable to remediate them before we must provide the required reports. If our management or our independent registered public accounting firm is unable to conclude on an ongoing basis that we have effective internal control over financial reporting, our operating results may suffer, investors may lose confidence in our reported financial information and the trading price of our stock may fall.

Risks Related to Ownership of Our Common Stock

Our directors and officers and their affiliates are significant stockholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to stockholders for approval and which influence may be in conflict with our interests and the interests of our other stockholders.

As of December 31, 2019, our directors and executive officers and their respective affiliates owned an aggregate of approximately 14% of the outstanding shares of our common stock. These stockholders will have significant influence over the outcome of all matters submitted for stockholder approval, including the election of our directors and other corporate actions. In addition, such influence by one or more of these stockholders could discourage others from attempting to purchase or take us over in a transaction that would be favorable to our other stockholders or reduce the market price offered for our common stock in such an event.

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

For example, in 2019, we issued 300,000 shares of our 5.75% series A cumulative perpetual convertible preferred stock in a private placement. The preferred stock is convertible into shares of our common stock at an initial conversion rate of 40 shares of our common stock per share of preferred stock, subject to adjustment. The conversion of all or any of our preferred stock, or the perception that such a conversion may occur, could depress the trading price of our common stock and dilute the interests of our existing common stockholders.

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

We may change our dividend policy.

Future distributions will be declared and paid at the discretion of our board of directors and the amount and timing of distributions will depend upon cash generated by operating activities, our financial condition, capital requirements, restrictions in the agreements governing our indebtedness, the certificate of designations governing our outstanding preferred stock and such other factors as our board of directors deems relevant. Our board of directors may change our dividend policy at any time, and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods.

Our amended and restated bylaws designate the Court of Chancery within the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a different judicial forum for disputes with us.

Our amended and restated bylaws provide that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by the law, be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, other employees or our stockholders to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or (4) any action asserting a claim governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder finds favorable for disputes with us or any of our directors, officers, other employees or other stockholders, which may discourage lawsuits against us and our directors, officers, other employees and other stockholders. Additionally, this exclusive forum provision will not apply to claims that are vested in the exclusive or concurrent jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. For instance, the provision would not preclude the filing of claims brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, or the rules and regulations thereunder, in federal court.

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties

The following table sets forth certain information regarding our consolidated properties at December 31, 2019:

Consolidated Properties by Region(a)
Commercial(2)	Square Feet	Ending % Occupancy	Annualized Base Rent(1)	Annualized Effective Rent(3)	KW Ownership %	# of Assets
Western U.S.	2.1	95%	$51.1	$50.5	88%	13
Europe	7.8	97	152.5	129.7	92	120
Total Commercial	9.9	96%	$203.6	$180.2	92%	133

Multifamily(4)	Units	Ending % Leased	Annualized Base Rent(1)	Average Effective Rent(3)	KW Ownership %	# of Assets
Western U.S.	9,884	94%	$173.3	$173.3	99%	30
Europe(5)	294	98	6.8	6.8	100	1
Total Multifamily	10,178	94%	$180.1	$180.1	99%	31
(a) Dollars and square footage in millions.
(1) Represents annualized cash base rent (excludes tenant reimbursements and other revenue).

(2) Excludes properties that are under development or undergoing lease up, which includes 18 properties totaling 1.6 million square feet.
(3) Annualized effective rent represents annualized base rent net of rental concessions and abatements.
(4) Excludes properties that are under development or undergoing lease up, which includes 5 properties totaling 790 units.
(5) Asset sold in the first quarter ended March 31, 2020.

Consolidated Properties by Region
	Units/Lots	Acres	KW Ownership %	# of Investments
Residential and Land
Western U.S.	70	2,708	100%	2
Total Residential and Land	70	2,708	100%	2

Consolidated Properties by Region
	Rooms	KW Ownership %	# of Investments
Hotel
Europe	265	100%	1
Total Hotel	265	100%	1

The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2019, plus available space, in our consolidated commercial portfolio assuming non-exercise of renewal options and early termination rights (dollars in millions):

Year of Lease Expiration	Number of Leases Expiring	Rentable Square Feet(1)	Annualized Base Rent(1)	Expiring Annualized Base Rent as a Percent of Total
2020	169	0.7	$15.2	7%
2021	103	0.6	17.8	9%
2022	109	1.3	28.2	14%
2023	84	1.6	28.3	14%
2024	76	0.8	18.2	9%
2025	48	0.6	17.2	8%
2026	28	0.4	10.5	5%
2027	22	0.4	8.2	4%
2028	17	0.2	7.8	4%
2029	37	0.7	12.3	6%
Thereafter	87	2.3	40.0	20%
Total	780	9.6	$203.7	100%
(1) Dollars and square footage in millions.

Our corporate headquarters are located in Beverly Hills, California. We also have 13 other offices throughout the United States, one office in London, UK, one office in Dublin, Ireland, one office in Madrid, Spain, one office in Jersey and one office in Luxembourg. The Beverly Hills office operates as the main investment and asset management center for us in the United States, while the UK, Ireland, Jersey, Luxembourg and Spain offices are the main investment and asset management centers for our European operations. The remaining office locations primarily operate as property management satellites. We own our corporate headquarters and our office in Dublin, Ireland and lease all of our remaining offices. In addition, we have on-site property management offices located within properties that we manage. The most significant terms of the leasing arrangements for our offices are the length of the lease and the rent. Our leases have terms varying in duration. The rent payable under our office leases vary significantly from location to location as a result of differences in prevailing commercial real estate rates in different geographic locations. Our management believes that except as provided below, no single office lease is material to our business, results of operations or financial condition. In addition, our management believes there is adequate alternative office space available at acceptable rental rates to meet our needs, although adverse movements in rental rates in some markets may negatively affect our profits in those markets when we enter into new leases.

The following table sets forth certain information regarding our corporate headquarters and regional offices.

Location	Use	Approximate Square Footage	Lease Expiration
Beverly Hills, CA	Corporate Headquarters	60,000	N/A*
London, England	Regional Office	8,147	3/3/2023
Dublin, Ireland	Regional Office	17,000	N/A*
*Building is owned by a wholly-owned subsidiary of the Company.

Item 3.	Legal Proceedings
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
Holders
As of February 20, 2020, we had approximately 113 holders of record of our common stock.
Dividends
We declared and paid quarterly dividends of $0.21 per share for the first three quarters of 2019 and $0.22 per share for the fourth quarter of 2019. We declared and paid quarterly dividends of $0.19 per share for the first three quarters of 2018 and $0.21 per share for the fourth quarter of 2018.
Recent Sales of Unregistered Securities
None
Equity Compensation Plan Information
See Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Performance Graph
The graph below compares the cumulative total return of our common stock from December 31, 2014 through December 31, 2019, with the comparable cumulative return of companies comprising the S&P 500 Index and the MSCI World Real Estate Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index, and the MSCI World Real Estate Index for the five-year period ended December 31, 2019, and assumes reinvestment of all dividends, if any, paid on the securities. The stock price performance shown on the graph is not necessarily indicative of future price performance.

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
Purchases of Equity Securities by the Company

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Amount that May Yet be Purchased Under the Plan(1)
October 1 - October 31, 2019	—	$—	14,635,567	$67,887,954
November 1 - November 30, 2019	58,541	22.32	14,694,108	66,581,319
December 1 - December 31, 2019	117,065	21.98	14,811,173	64,007,801
Total	175,606	$22.10	14,811,173	$64,007,801
(1) On March 20, 2018, our board of directors authorized us to repurchase up to $250 million of our common shares, from time to time, subject to market conditions.

During the year ended December 31, 2019, the Company repurchased and retired a total of 1.0 million shares of its common stock at a weighted average price of $20.99.
In addition to the repurchases of the Company’s common stock made above, the Company also withheld shares with respect to the vesting of restricted stock that the Company made to its employees.  Shares that vested during the year ended December 31, 2019 and 2018 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities.  During the year ended December 31, 2019 and 2018, total payments for the employees’ tax obligations to the taxing authorities were $16.4 million (764,909 shares withheld) and $8.8 million (486,032 shares withheld), respectively.

Item 6.	Selected Financial Data
The following tables summarize our selected historical consolidated financial information. This information was derived from our audited financial statements for each of the years ended December 31, 2019, 2018, 2017, 2016 and 2015. This information is only a summary. You should read this information together in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this document.

(In millions, except per share amounts)	Year Ended December 31,
	2019	2018	2017	2016	2015
Statements of income data and dividends:
Revenue	$569.7	$773.5	$801.8	$690.4	$583.8
Net income to Kennedy-Wilson Holdings Inc. common shareholders(1)	224.1	150.0	100.5	2.8	71.1
Basic income per share	1.60	1.04	0.83	0.01	0.66
Dividends declared per share of common stock	0.85	0.78	0.70	0.56	0.48
Adjusted EBITDA(2)	728.1	712.7	455.7	349.9	371.2
Adjusted EBITDA annual increase (decrease)	2%	56%	30%	(6)%
Adjusted Net Income(2)	442.5	397.0	242.5	191.3	208.2
Adjusted Net Income annual increase (decrease)	11%	64%	27%	(8)%
Adjusted Fees(2)	95.1	86.3	86.6	108.9	158.2
Adjusted Fees annual (decrease) increase	10%	—%	(20)%	(31)%

	As of December 31,
	2019	2018	2017	2016	2015
Balance sheet data:
Cash and cash equivalents	$573.9	$488.0	$351.3	$885.7	$731.6
Total assets	7,304.5	7,381.8	7,724.8	7,656.6	7,595.6
Mortgage debt	2,641.0	2,950.3	3,156.6	2,770.4	2,772.5
KW unsecured debt	1,131.7	1,202.0	1,179.4	934.1	688.8
KWE unsecured bonds	1,274.2	1,260.5	1,325.9	1,185.7	855.0
Kennedy Wilson equity	1,678.7	1,246.7	1,365.6	1,048.0	1,133.8
Noncontrolling interests	40.5	184.5	211.9	1,295.1	1,731.3
Total equity	1,719.2	1,431.2	1,577.5	2,343.1	2,865.1
Common shares outstanding	151.6	143.2	151.6	115.7	114.5
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
The table below details the changes in the Company's IMRES AUM for the twelve months ended December 31, 2019:

(in millions)	December 31, 2018	Increases	Decreases	December 31, 2019
IMRES AUM	$16,308.6	$4,055.1	$(2,219.7)	$18,144.0
IMRES AUM increased 11% to approximately $18.1 billion as of December 31, 2019. The increases are primarily due to new acquisitions and appreciation in the value of its investments. This is offset by decreases due to dispositions of commercial and multifamily assets, collection of a previously outstanding loan, funding of capital commitments, and pay downs of investment debt.
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
Our value is primarily derived from our ownership in income producing real estate assets. We have an ownership stake in approximately 49 million square feet of property globally, including 29,705 multifamily rental units. At December 31, 2019, along with our equity partners, we held a real estate and real estate related investment portfolio with assets at a book value of approximately $13.3 billion.  For the year ended December 31, 2019, these assets generated total revenues of approximately $1.0 billion.  The Company has an average ownership interest across all of its investments of approximately 61% as of December 31, 2019. In addition to our income producing real estate, we engage in development, and redevelopment and value add initiatives through which we enhance cashflows or reposition asset to increase disposal value.
We have 318 employees in 14 offices throughout the United States, the United Kingdom, Ireland, Jersey and Spain.
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
Acquisition-related expenses - Acquisition-related expenses consists of the costs incurred to acquire assets. Generally, the majority of these expenses relate to stamp duty taxes on foreign transactions. Acquisition-related expenses may also include any professional fees associated with closing the transactions and the write off of any costs associated with acquisitions which did not materialize. After the adoption of 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01) on January 1, 2018, acquisition-related costs on successful acquisitions are now capitalized as the Company's real estate acquisitions generally qualify as asset acquisitions instead of business combinations.
Gain on sale of real estate, net - Gain on sale of real estate, net relates to the amount received over the carrying value of assets sold that met the definition of a business under U.S. GAAP.
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

Foreign Currency
As of December 31, 2019, approximately 46% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider the carrying value of our equity investment as the appropriate exposure to evaluate for hedging purposes. Fluctuations in foreign exchange rates may have a significant impact on the results of our operations. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. Please see the section titled "Qualitative and Quantitative Disclosures About Market Risk - Currency Risk - Foreign Currencies" for a detailed discussion with respect to foreign currency.

Certain Significant Transactions and Events

AXA Joint Venture
During the second quarter of 2018, the Company and AXA Investment Managers - Real Assets ("AXA") entered into a joint venture agreement targeting multifamily assets in Ireland.  The AXA joint venture commenced with AXA investing in a 50% ownership stake in 1,173 multifamily units across three assets in Dublin, Ireland previously held by the Company and a different equity partner (held in 50/50 joint ventures) and was initially consolidated in the Company’s financial statements.  The Company continues to hold a 50% ownership interest in these assets through its ownership in this new joint venture with AXA.  As the Company does not control the joint venture with AXA, the assets are no longer consolidated and its investment with AXA is accounted for under the equity method. Going forward the investments are accounted for as fair value unconsolidated investments with operating activity included within income from unconsolidated investments.
During the third quarter of 2018, the Company sold an additional 411 multifamily units across two assets in Dublin, Ireland and one in Cork, Ireland into the joint venture with AXA that were both previously wholly owned by the Company. The joint venture has also made investments in 274 units in Dublin and acquired two development sites on which it expects to build an estimated 684 additional units (collectively with the transactions described in the paragraph above "2018 AXA Transactions").
During the second quarter of 2019, AXA invested in a 50% ownership stake in the State Street office building, Capital Dock office buildings and Capital Dock residential tower in Dublin, Ireland that was previously held by the Company and different equity partners. These investments were previously consolidated in the Company’s consolidated financial statements.
During the fourth quarter of 2019, the Company sold 468 multifamily units across three assets in Dublin, Ireland into the joint venture with AXA that were previously wholly owned by the Company (collectively with the transactions described in the paragraph directly above "2019 AXA Transactions" and with the 2018 AXA Transactions "AXA Transactions").
The table below summarizes the impact AXA Transactions had on our consolidated financial statements during the year ended December 31, 2019 and 2018:

(Dollars in millions)	Gross Gain on Sale of Real Estate	Noncontrolling Interests	Net Gain on Sale of Real Estate	Adjusted Fees(1)
2018	$169.5	$(66.8)	$102.7	$10.9
2019	317.8	(105.4)	212.4	14.5
Total	$487.3	$(172.2)	$315.1	$25.4
(1) Includes $12.4 million and $9.4 million of performance fees for the year ended December 31, 2019 and 2018 and $2.1 million and $1.5 million on acquisition and disposition fees for the year ended December 31, 2019 and 2018. See results of operations section for more detail on adjusted fees.

For the year ended December 31, 2019 we recognized $10.5 million of fair value gains on assets held within the AXA joint venture including $4.3 million of performance fees. Gains were due to property appreciation offset by fair value losses on debt.

The deconsolidation of the assets above has led to a decrease in total assets and total liabilities as we have gone from showing 100% of the gross balance sheet items to our net investment through unconsolidated investments. Prior to deconsolidation these assets had an asset value of $1.0 billion and as of December 31, 2019 they have an unconsolidated investment balance of $401.7 million.

Preferred Stock

In October 2019, the Company announced the issuance of a $300 million perpetual preferred equity investment in Kennedy Wilson by affiliates of Eldridge Industries (collectively, "Eldridge"). Under the terms of the agreement, Eldridge is purchasing $300 million in convertible perpetual preferred stock carrying a 5.75% annual dividend rate, with an initial conversion price of $25.00 per share, representing a premium of 15% to the daily volume weighted average price per share of Kennedy Wilson’s common stock over the 20 trading days ending, and including, October 16, 2019. The preferred stock is callable by Kennedy Wilson on and after October 15, 2024.
Security Benefit Platform
In addition to Eldridge’s equity investment, we established a Joint Venture platform between Eldridge affiliate Security Benefit and Kennedy Wilson which has an investment target of $1.5 billion. As of December 31, 2019, the platform has acquired $386 million in assets with a strong pipeline of future opportunities. Kennedy Wilson expects to continue investing alongside

Security Benefit and its affiliates with a 20% interest in the investments of the Joint Venture and entitled to earn customary fees, including promote fees, in its role as asset manager.
Meyers Research Sale
In December 2018, we sold Meyers Research for $48.0 million and recognized a gain on sale of business of $40.4 million. We used part of the proceeds from such sale to reinvest $15.0 million for an 11% ownership interest in a new partnership between Meyers Research and another premiere residential real estate construction service company. We no longer control Meyers Research and treat the investment as an unconsolidated investment.
Tax Cuts and Jobs Act
The TCJA, was signed into law on December 22, 2017. The TCJA amends a range of U.S. federal tax rules applicable to businesses and international taxation with most provisions having taken effect beginning January 1, 2018. These changes include lowering the federal corporate income tax rate from a top marginal rate of 35% to a flat rate of to 21% and imposing and imposing additional limitation on deductibility of executive compensation. During the fourth quarter of 2017, we adjusted our net U.S. deferred tax liability down to the new federal tax rate and recorded a $44.8 million tax benefit. During 2018, we had completed our analysis and recorded an insignificant adjustment in the 2018 financial statement with respect to the federal rate change. Certain aspects of the legislation remains unclear in certain respects and has been and may continue to be subject to amendments, technical corrections, interpretations and implementing regulations by the U.S. Treasury and Internal Revenue Service (“IRS”), any of which could lessen or increase certain adverse impacts of the legislation. As the IRS, Treasury Regulations or state taxing authorities issue further guidance or interpretation of relevant aspects of the new tax law, our federal and state taxable income computations may be adjusted accordingly.
Kennedy Wilson Europe Real Estate Plc
On October 20, 2017, the Company purchased the remaining 76% of shares in Kennedy Wilson Europe Real Estate Plc ("KWE") it did not previously own for $1.4 billion, which represented a discount of approximately $260 million to the original value of the shares when issued. As part of the acquisition consideration, the Company issued 37.2 million shares of common stock valued at $722.2 million. Before and after such transaction, KWE's results is consolidated in our financial results with amounts not owned by us being allocated to noncontrolling interests. Prior to the acquisition, Kennedy Wilson owned 24% of the share capital of KWE and all results presented below are based on this ownership amount up through the closing of the transaction.
During March 2018, Kennedy Wilson elected to treat KWE as a partnership for U.S. tax purposes retroactive to December 29, 2017.   Due to unrealized foreign exchange losses not yet deductible for tax purposes and the consideration paid to acquire the non-controlling interests in KWE exceeding the book carrying value of the non-controlling interests in KWE, the Company’s tax basis in KWE exceeded its book carrying value at December 29, 2017 and December 31, 2018.  Prior to the election to treat KWE as a partnership, KWE was taxed as a controlled foreign corporation.  Due to the conversion of KWE to a partnership for U.S. tax purposes, the Company was required to record a deferred tax asset of $98.3 million as of December 31, 2018, related to its excess tax basis over book carrying value for its investment in KWE.  As a significant portion of the excess tax basis would only reverse upon a strengthening of foreign currencies or KWE's real estate assets, the Company determined that a valuation allowance of $98.3 million was required for the tax basis that was in excess of the Company’s carrying value for its investment in KWE. During 2019 and 2018, a portion of excess tax basis over book basis in KWE reversed as a result of lower tax gains on sale of real estate. As of December 31, 2019, Kennedy Wilson’s excess tax basis in KWE and the related valuation allowance is $77.1 million and $72.6 million, respectively.

Results of Operations
The following tables summarize the Company's revenue, expenses, other income (expenses) and net income (loss) and calculate EBITDA and Adjusted EBITDA by segment for the years ended December 31, 2019, 2018 and 2017 and is intended to be helpful in understanding the year over year explanations following the tables:

	Year Ended December 31, 2019
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$447.4	$—	$—	$447.4
Hotel	80.5	—	—	80.5
Sale of real estate	1.1	—	—	1.1
Investment management, property services and research fees	—	40.7	—	40.7
Total revenue	529.0	40.7	—	569.7
Expenses
Rental	152.9	—	—	152.9
Hotel	60.1	—	—	60.1
Cost of real estate sold	1.2	—	—	1.2
Commission and marketing	—	3.8	—	3.8
Compensation and related	72.2	22.9	56.7	151.8
General and administrative	27.6	7.8	7.0	42.4
Depreciation and amortization	187.6	—	—	187.6
Total expenses	501.6	34.5	63.7	599.8
Income from unconsolidated investments, net of depreciation and amortization	143.4	36.3	—	179.7
Gain on sale of real estate, net	434.4	—	—	434.4
Acquisition - related expenses	(6.8)	—	—	(6.8)
Interest expense	(145.6)	—	(69.5)	(215.1)
Other income	2.8	—	(2.4)	0.4
Provision for income taxes	(14.5)	—	(26.9)	(41.4)
Net income (loss)	441.1	42.5	(162.5)	321.1
Net income attributable to the noncontrolling interests	(94.4)	—	—	(94.4)
Preferred dividends and accretion of preferred stock issuance costs	—	—	(2.6)	(2.6)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	346.7	42.5	(165.1)	224.1
Add back (less):
Interest expense	145.6	—	69.5	215.1
Kennedy Wilson's share of interest expense included in unconsolidated investments	32.1	—	—	32.1
Depreciation and amortization	187.6	—	—	187.6
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	8.2	—	—	8.2
Provision for income taxes	14.5	—	26.9	41.4
Fees eliminated in consolidation	(18.1)	18.1	—	—
Share-based compensation	—	—	30.2	30.2
Preferred dividends and accretion of preferred stock issuance costs	—	—	2.6	2.6
EBITDA add backs attributable to noncontrolling interests(2)	(13.2)	—	—	(13.2)
Adjusted EBITDA(1)	$703.4	$60.6	$(35.9)	$728.1
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Year Ended December 31, 2018
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$514.6	$—	$—	$514.6
Hotel	155.7	—	—	155.7
Sale of real estate	56.8	—	—	56.8
Investment management, property services and research fees	—	45.3	—	45.3
Total revenue	727.1	45.3	—	772.4
Expenses
Rental	160.8	—	—	160.8
Hotel	121.5	—	—	121.5
Cost of real estate sold	52.5	—	—	52.5
Commission and marketing	—	5.9	—	5.9
Compensation and related	73.5	33.5	61.8	168.8
General and administrative	31.6	12.1	7.1	50.8
Depreciation and amortization	205.8	0.3	—	206.1
Total expenses	645.7	51.8	68.9	766.4
Income from unconsolidated investments, net of depreciation and amortization	51.3	27.4	—	78.7
Gain on sale of real estate, net	371.8	—	—	371.8
Gain on sale of business	—	40.4	—	40.4
Acquisition - related expenses	(1.7)	—	—	(1.7)
Interest expense	(161.0)	—	(77.2)	(238.2)
Other income (expenses)	1.8	—	11.3	13.1
Provision for income taxes	(14.0)	—	(44.0)	(58.0)
Net income (loss)	329.6	61.3	(178.8)	212.1
Net income attributable to the noncontrolling interests	(62.1)	—	—	(62.1)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	267.5	61.3	(178.8)	150.0
Add back (less):
Interest expense	161.0	—	77.2	238.2
Kennedy Wilson's share of interest expense included in unconsolidated investments	26.0	—	—	26.0
Depreciation and amortization	205.8	0.3	—	206.1
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	13.2	—	—	13.2
Provision for income taxes	14.0	—	44.0	58.0
Fees eliminated in consolidation	(13.6)	13.6	—	—
Share-based compensation	—	—	37.1	37.1
EBITDA add backs attributable to noncontrolling interests(2)	(15.9)	—	—	(15.9)
Adjusted EBITDA(1)	$658.0	$75.2	$(20.5)	$712.7
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Year Ended December 31, 2017
(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$504.7	$—	$—	$504.7
Hotel	127.5	—	—	127.5
Sale of real estate	111.5	—	—	111.5
Investment management, property services and research fees	—	42.9	—	42.9
Loan purchases, loan originations and other	15.2	—	—	15.2
Total revenue	758.9	42.9	—	801.8
Expenses
Rental	151.2	—	—	151.2
Hotel	100.3	—	—	100.3
Cost of real estate sold	80.2	—	—	80.2
Commission and marketing	—	7.2	—	7.2
Compensation and related	76.7	35.2	65.3	177.2
General and administrative	26.0	11.3	4.9	42.2
Depreciation and amortization	212.2	0.3	—	212.5
Total expenses	646.6	54.0	70.2	770.8
Income from unconsolidated investments, net of depreciation and amortization	66.4	11.4	—	77.8
Gain on sale of real estate, net	226.7	—	—	226.7
Acquisition - related expenses	(4.4)	—	—	(4.4)
Interest expense	(145.6)	—	(72.1)	(217.7)
Other (expenses) income	(5.1)	—	13.4	8.3
(Provision for) benefit from income taxes	(4.8)	—	21.1	16.3
Net income (loss)	245.5	0.3	(107.8)	138.0
Net income attributable to the noncontrolling interests	(37.5)	—	—	(37.5)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	208.0	0.3	(107.8)	100.5
Add back (less):
Interest expense	145.6	—	72.1	217.7
Kennedy Wilson's share of interest expense included in unconsolidated investments	22.5	0.5	—	23.0
Depreciation and amortization	212.2	0.3	—	212.5
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	13.5	2.7	—	16.2
Provision for (benefit from) income taxes	4.8	—	(21.1)	(16.3)
Fees eliminated in consolidation	(26.9)	26.9	—	—
Share-based compensation	—	—	38.4	38.4
EBITDA add backs attributable to noncontrolling interests(2)	(136.3)	—	—	(136.3)
Adjusted EBITDA(1)	$443.4	$30.7	$(18.4)	$455.7
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.
(2)This includes allocation to noncontrolling interest holders of KWE up through the acquisition date of October 20, 2017.

Kennedy Wilson Consolidated Financial Results: Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
GAAP net income to common shareholders was $224.1 million and $150.0 million for the year ended December 31, 2019 and 2018, respectively. Adjusted EBITDA was $728.1 million for the year ended December 31, 2019, a 2% increase from $712.7 million for 2018, due primarily to higher realized gains on the sale of consolidated and unconsolidated real estate investments and higher fair value gains and performance fees. These were offset by a gain on the sale of our Meyers Research business in the prior period. Also we have been a net seller of assets and during the year ended December 31, 2019 and 2018, our share of net asset sales of assets were $115.5 million and $348.4 million, respectively. We also had foreign currency exchange losses and some disruption to our hotel business due to value-add capital expenditures all of which has led to a decrease in NOI from our properties. This was partially offset by increases in rental income and NOI at our same store operating properties (as described in the following paragraph) as we executed our asset management initiatives. With proceeds from asset sales, we have funded development and redevelopment initiatives that, once complete, we expect will increase the NOI we receive from our properties (see "Liquidity and Capital Resources - Development and Redevelopment").
For 13,387 same property multifamily units, total revenues increased 5%, net operating income increased 7% and occupancy remained at 94% from 2018. For 11.2 million square feet of same property commercial real estate, total revenues decreased 3.6%, net operating income decreased 3.7% and occupancy decreased 0.1% to 96.9% from the same period in 2018. See section titled "Same Property Analysis" for more detail.
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

	Year Ended December 31, 2019
	Investments		Investment Management and Real Estate Services		Total
Revenues	$(0.1)	—%	$—	—%	$(0.1)	—%
Net Income	(2.0)	(1)%	(0.2)	—%	(2.2)	(1)%
Adjusted EBITDA	(2.1)	—%	(0.2)	—%	(2.3)	—%
Revenues
Investments Segment Revenues
Rental income was $447.4 million for the year ended December 31, 2019 as compared to $514.6 million for 2018. The $67.2 million decrease is primarily due to the AXA Transactions described above. As the assets are now treated as unconsolidated investments (with our ownership percentage remaining the same with respect to certain assets and our ownership percentage dropping with respect to certain assets), our share of rental revenues is part of income from unconsolidated investments in the current period and is no longer treated as consolidated rental revenue. We have also been a net seller of assets during the current and prior periods which has led to a decrease in rental income.
Hotel income was $80.5 million for the year ended December 31, 2019 as compared to $155.7 million for 2018. The $75.2 million decrease is primarily due to the sale of the Ritz Carlton, Lake Tahoe hotel during the first quarter of 2019 and the sale of the Portmarnock and Fairmont St Andrews during the fourth quarter of 2019. We also sold six Park Inn hotels located in the United Kingdom during the fourth quarter of 2018 and an extensive value add renovation of the lobby and reception at the Shelbourne hotel led to lower occupancy rates at the hotel during the first quarter of 2019.
    There was minimal activity for the sale of real estate for the year ended December 31, 2019 as compared to $56.8 million for the same period in 2018. During the year ended December 31, 2018, we recognized the sale of real estate of 200 Capital Dock, a 130,000 sq. ft. office building under development in Dublin, Ireland, as a result of the construction progress on the building. The 200 Capital Dock project was accounted under percentage of completion and therefore variation in periods is due to the project achieving different milestones in its development timeline. We completed the construction of the building during the first quarter of 2019.
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

•	Brokerage services, including innovative marketing programs tailored to client objectives for all types of investment grade and income producing real estate; and

•
Research (until the Company's sale of Meyers Research in the fourth quarter of 2018), including consulting practice and data and analytics for the residential real estate development and new home construction industry.

The following table shows Investment management, property services and research fees, as well as Adjusted Fees for the years ended December 31, 2019 and 2018:

	Year Ended
	December 31,
(dollars in millions)	2019	2018
Investment management, property services and research fees	$40.7	$45.3
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation(1)	18.1	13.6
Performance fees included in unconsolidated investments	36.3	27.4
Adjusted Fees(2)	$95.1	$86.3
(1) Represents fees recognized in net (income) loss attributable to noncontrolling interests relating to portion of fees paid by noncontrolling interest holders.
(2) See "Non-GAAP Measures and Certain Definitions" for a definition and discussion of Adjusted Fees.

Investment management and real estate services fees were $40.7 million during the year ended December 31, 2019 as compared to $45.3 million for 2018. See explanation below for such changes.
Fees earned from investments that were eliminated in consolidation totaled $18.1 million compared to $13.6 million for 2018, as discussed below.

The table below breaks down Adjusted Fees from investment management and real estate related services for the year ended December 31, 2019 and 2018:

	Year Ended
(dollars in millions)	December 31,
Fee Description	2019	2018
Investment Management - Base	20.1	14.1
Investment Management - Performance(2)	52.0	36.6
Investment Management - Acquisition / Disposition	6.5	3.6
Investment Management - Total	78.6	54.3

Property Services	16.5	16.9
Research	—	15.1
Total Adjusted Fees(1)	$95.1	$86.3
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Fees.
(2) Includes $28.4 million and $13.4 million of earned promotes on deals that were sold and cash received in the period. Remainder of performance fees are unrealized relating to fair value movements on fair value investments.
Investment management
Investment management generated Adjusted Fees of $78.6 million during the year ended December 31, 2019 as compared to $54.3 million for December 31, 2018. The increase of $6.0 million in base management fees period-over-period is primarily due to fees earned from the AXA Joint Venture, which was established during the second quarter of 2018, as well as additional fees relating to KW Fund VI, which closed fund raising during the fourth quarter of 2019 after securing $775 million in total commitments.

During the year ended December 31, 2019, we received performance fees from the sale of ownership interests in the State Street office building, Capital Dock office building and Capital Dock residential building to the AXA Joint Venture, the sale of the Ritz Carlton, Lake Tahoe hotel and the sale of a multifamily portfolio in the Western United States. We also recorded an increase in the accrual for performance fees related to the increase in the underlying fair value of assets held by Fund V, Fund VI and the AXA Joint Venture. During the year ended December 31, 2018 we recorded performance fees relating to Fund V and the sale of multifamily assets from Dublin, Ireland into the AXA Joint Venture.
Acquisition/disposition fees relate to fees earned for acquisitions of properties in our separate account platforms. We had increased fees in the current period due to increased activity in our separate account platforms including the new joint venture platform with Security Benefit Life Insurance.
Property Services
Real estate related services fees decreased slightly to $16.5 million during the year ended December 31, 2019 as compared to $16.9 million for December 31, 2018, primarily due to lower property management fees from fewer assets under management.
Research
We sold Meyers Research in the fourth quarter of 2018 which resulted in the loss of research fees. During the year ended December 31, 2018 we earned $15.1 million of research fees.
Expenses
Investments Segment Expenses
Rental expenses decreased to $152.9 million for the year ended December 31, 2019 as compared to $160.8 million for the year ended December 31, 2018. The decrease is primarily due to the AXA Transactions. As the assets are now treated as unconsolidated investments (with our ownership percentage remaining the same with respect to certain assets and our ownership percentage dropping with respect to certain assets), our share of rental expenses is part of income from unconsolidated investments in the current period and is no longer treated as consolidated rental expense. We have also been a net seller of assets during the current and prior period which has led to a decrease in rental expense.
Hotel expenses decreased to $60.1 million for the year ended December 31, 2019 as compared to $121.5 million for the year ended December 31, 2018 primarily due to the sale of the Ritz Carlton, Lake Tahoe hotel during the first quarter of 2019 and the sale of the Portmarnock and Fairmont St Andrews during the fourth quarter of 2019. We also sold six Park Inn hotels located in the United Kingdom during the fourth quarter of 2018.
During the year ended December 31, 2019, we recognized minimal additional costs to complete 200 Capital Dock. During the year ended December 31, 2018, we recognized $52.5 million in sale-related costs on 200 Capital Dock.
Depreciation and amortization decreased by $18.5 million primarily due to the AXA Transactions and the Company being a net seller of assets in 2018 and 2019.
Compensation expense decreased to $72.2 million for the year ended December 31, 2019 as compared to $73.5 million for the year ended December 31, 2018 primarily due to one-time incentive payments during the prior period.
General expenses decreased to $27.6 million for year ended December 31, 2019 as compared to $31.6 million for the year ended December 31, 2018 due to higher travel-related expenses and charitable contributions in our European businesses in the prior year.
Investment Management and Services Segment Expenses
Expenses for the year ended December 31, 2019 decreased to $34.5 million as compared to $51.8 million for the year ended December 31, 2018 primarily due to lower compensation and general and administrative expenses as a result of the sale of the Meyers Research, which reduced our employee headcount by 140 people period-over-period.
Corporate Expenses
Expenses for the year ended December 31, 2019 were approximately $63.7 million as compared to $68.9 million for the year ended December 31, 2018. Compensation and related expenses decreased by $5.1 million due to lower share-based compensation expense driven by a smaller pool of employees being granted shares.
Income from Unconsolidated Investments
During the year ended December 31, 2019, income from unconsolidated investments was $179.7 million as compared to $78.7 million for the year ended December 31, 2018.
The following table presents income from unconsolidated investments recognized by Kennedy Wilson during the years ended December 31, 2019 and 2018:

	Year Ended December 31,
(Dollars in millions)	2019	2018
Operating performance, net of depreciation of $8.2 million and $13.2 million	$35.5	$18.8
Realized gains	53.5	22.1
Fair value gains	64.7	10.4
Performance fees (included in adjusted fees)	36.3	27.4
Impairment	(10.3)	—
Income from unconsolidated investments	$179.7	$78.7
The $16.7 million increase in operating performance is due to the AXA Transactions which resulted in certain assets that were previously consolidated now being accounted for as unconsolidated investments.
The increase in realized gains of $31.4 million primarily relates to the sale of multifamily properties in the Western United States.
The net fair value gain of $64.7 million is comprised of $68.6 million of fair value increases in the underlying investments and associated debt offset by $11.8 million of currency translation adjustment losses due to the 2% decrease in the euro compared to the prior period. We hedge the impact of currency fluctuations and have $7.9 million of hedge income related to these investments included in the operating performance line above. We also had a $10.3 million impairment loss on a residential project in the Western United States. See adjusted fees section above for a discussion on performance fees.
For the year ended December 31, 2018, income from unconsolidated investments was primarily related to operating distributions. During the year ended December 31, 2018, the Company recognized fair value gains and performance fees of $10.4 million and $27.4 million, respectively, related primarily to resyndications under our VHH partnership and improved property performance by its fair value option investments and investments held within the commingled funds managed by the Company. See adjusted fees section above for discussion on performance fees.
Other
Gains on sale of real estate, net were $434.4 million for the year ended December 31, 2019 as compared to $371.8 million in the prior period. The gains recognized during the year ended December 31, 2019 primarily relates to the 2019 AXA Transactions, the sale of the Ritz Carlton Hotel, Lake Tahoe and smaller, non-core retail assets in the Western United States and non-core commercial properties in the United Kingdom. Gains on sale of real estate in 2018 primarily to the 2018 AXA Transactions and the ordinary course sales of certain multifamily and office assets located in the Western United States, Ireland, United Kingdom and Italy. Such gains were offset by an impairment loss on a vacated office building in the United Kingdom which was subsequently sold during the year ended December 31, 2018.
Gain on sale of business of $40.4 million during year ended December 31, 2018 is related to our sale of Meyers Research.
Interest expense was $215.1 million for the year ended December 31, 2019 as compared to $238.2 million for the year ended December 31, 2018. The decrease is due to the AXA Transactions, the net sale of properties which were encumbered by mortgage debt and increased capitalized interest relating to our development properties.
Other expense was $0.4 million for year ended December 31, 2019 as compared to other income of $13.1 million for the same period in 2018. The income during the year ended December 31, 2018 relates to realized gains on non-designated currency hedging derivative investments on the Euro.
Our provision for income taxes and effective tax rate for 2019 was $41.4 million and 11.4% as compared to an income tax expense of $58.0 million and a 21.5% effective tax rate in 2018. The decrease in income tax expense is primarily as a result of higher income attributable to non-controlling interests in non-taxable entities, which is not subject to corporate tax, a tax benefit relating to remeasurement of our net U.S. deferred tax liability to a lower state effective tax rate and lower tax gains on sales of real estate by KWE.
Acquisition-related expenses were $6.8 million for the year ended December 31, 2019 as compared to $1.7 million for the same period in 2018. The increase is due to expenses incurred investigating potential transactions that ultimately were not consummated.

      We had net income of $94.4 million attributable to noncontrolling interests during the year ended December 31, 2019 compared to net income of $62.1 million attributable to noncontrolling interests during the year ended December 31, 2018. The increase in income attributable to noncontrolling interest is due to the allocation of gains associated with the sale of Ritz Carlton, Lake Tahoe hotel and the 2019 AXA Transactions to our equity partners.

Preferred dividends and accretion on preferred stock issuance costs were $2.6 million for the year ended December 31, 2019 with no comparable activity for the prior period. The Company issued 300,000 shares of its 5.75% Series A Cumulative Perpetual Convertible Preferred Stock, par value $0.0001 per share (the "Preferred Stock"), for gross proceeds of $300 million during the fourth quarter of 2019.
Other Comprehensive Income
The two major components that drive the change in other comprehensive income are the changes in foreign currency rates and the gains or loss of any associated foreign currency hedges. Please refer to the section titled "Currency Risk - Foreign Currencies" in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
(Dollars in millions)	2019	2018
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$224.1	$150.0
Unrealized foreign currency translation loss, net of noncontrolling interests and tax	(23.9)	(65.9)
Amounts reclassified out of accumulated other comprehensive loss during the period	10.4	13.2
Unrealized foreign currency derivative contract gain, net of noncontrolling interests and tax	38.7	38.3
Unrealized loss in interest rate swaps	(0.7)	—
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$248.6	$135.6
Included within the net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders are realized foreign exchange amounts relating to translation of cash amounts held in different functional currencies of the subsidiary that holds it and realized gains and losses on derivative investments that are not treated as net investment hedges. The table below represents the amount of foreign exchange movements recorded to the statement of income for the year ended December 31, 2019 and 2018:

	Year Ended December 31,
(Dollars in millions)	2019	2018
Realized foreign currency exchange gain - consolidated statements of income	$(0.2)	$(1.1)
Realized foreign currency derivative contract gain (loss) - consolidated statements of income	—	12.7
Statement of Operations - realized foreign currency exchange	$(0.2)	$11.6

The main currencies that the Company has exposure to are the euro and pound sterling. The table below represents the change in rates over the year ended December 31, 2019 and 2018 as compared to the U.S. Dollar:

	Year Ended December 31,
	2019	2018
Euro	(2.0)%	(5.0)%
GBP	4.0%	(6.0)%
Comprehensive income, net of taxes and noncontrolling interests, for the year ended December 31, 2019 and 2018 was $248.6 million and $135.6 million, respectively. The Company experienced net unrealized losses on foreign currency through other comprehensive income for the period due to the strengthening of the U.S. dollar against the Euro offset by U.S. dollar weakening against GBP. Unrealized hedge gains were driven by hedges that KWE holds on its euro denominated investments which were offset by hedges that the Company has on its GBP denominated investments. The unrealized hedge gains on KWE primarily related to cross currency swap and KWE Notes due to the euro weakening against the GBP which led to unrealized gains of $56.0 million. The translation of the cross currency swap and KWE Notes from GBP to U.S. dollars resulted in an unrealized $12.4 million foreign currency translation loss. See Foreign Currency in Item 1. Business section for more detail on the foreign currency impact of these instruments.
The Company entered into interest rate swap contracts to swap some of its variable rate mortgage loans to fixed rate terms. The Company recognized $5.8 million of interest expense savings that were recorded to the statement of operations relating to interest savings on interest rate swaps and forward point amortization on hedge contracts.
Amounts reclassified out of accumulated other comprehensive income are for amounts associated with the AXA joint venture that are moved out of other comprehensive income and recognized on the consolidated statements of income.

Kennedy Wilson Consolidated Financial Results: Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
GAAP net income to common shareholders was $150.0 million and $100.5 million for the year ended December 31, 2018 and 2017, respectively. Adjusted EBITDA was $712.7 million, a 56% increase from $455.7 million for 2017, due primarily to higher realized gains on the sale of real estate investments, the sale of Meyers Research in the current period and KWE being wholly owned for the full year. For 11,957 same property multifamily units, total revenues increased 5%, net operating income increased 6% and occupancy remained at 94% from 2017. For 10.9 million square feet of same property commercial real estate, total revenues decreased 3.7%, net operating income decreased 2.2% and occupancy decreased 0.1% to 97.2% from the same period in 2017. See section titled " Same Property Analysis " for more detail.
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
Hotel income was $155.7 million for the year ended December 31, 2018 as compared to $127.5 million for 2017. The $28.2 million increase is primarily due to us taking control of six Park Inns hotels located in the United Kingdom at the beginning of 2018 in which we previously held a senior debt position. We subsequently sold such six Park Inns hotels in December 2018. In the prior period these hotels were accounted for as loan purchases. We also had stronger performance in our other European hotels, namely the Shelbourne Hotel in Dublin, Ireland as we completed value add initiatives that have driven ADRs higher as well as having more rooms available for rent.
     Sale of real estate was $56.8 million for the year ended December 31, 2018 as compared to $111.5 million for the same period in 2017. During year ended December 31, 2018, we recognized the sale of real estate on the deconsolidation of the Clancy Phase 3 land parcel, a 259 -unit multifamily development project in Dublin, Ireland into the AXA Joint Venture and additional revenue on 200 Capital Dock, a 130,000 sq. ft. office building under development in Dublin, Ireland, due to the construction progress on the building. During the year ended December 31, 2017, we recognized sale of real estate income primarily on 200 Capital Dock and the sale of residential development project.
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
(1) Represents fees recognized in net (income) loss attributable to noncontrolling interests relating to portion of fees paid by noncontrolling interest holders. The year ended December 31, 2018 and 2017 includes $14.0 million and $17.3 million of fees recognized in net (income) loss attributable to noncontrolling interests relating to portion of fees paid by noncontrolling interest holders in KWE up until the KWE Transaction on October 20, 2017 and equity partner investments.
(2) See Non-GAAP Measures and Certain Definitions for a definition and discussion of Adjusted Fees.

Investment management and real estate services fees were $45.3 million during the year ended December 31, 2018 as compared to $42.9 million for 2017 mainly due to higher performance fees earned during 2018 which was offset by a decrease in base management fees. Fees earned from investments that were eliminated in consolidation totaled $13.6 million compared to $26.4 million for 2017. The decrease is due to the KWE Transaction, as we now wholly own KWE we no longer receive base management and performance fees from noncontrolling interest holders.
The table below shows Adjusted Fees from investment management and real estate related services for the year ended December 31, 2018 and 2017:

	Year Ended
	December 31,
Fee Description	2018	2017
Investment Management - Base	14.1	35.7
Investment Management - Performance(2)	36.6	8.7
Investment Management - Acquisition / Disposition	3.6	0.9
Investment Management - Total	54.3	45.3

Property Services	16.9	28.9
Research	15.1	12.4
Total Adjusted Fees(1)	$86.3	$86.6
(1) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Fees.
(2) Includes $13.4 million and $2.2 million of earned promotes on deals that were sold and cash received in the period. Remainder of performance fees are unrealized relating to fair value movements on fair value investments.
Investment management
Investment management generated Adjusted Fees of $54.3 million during the year ended December 31, 2018 as compared to $45.3 million for 2017. The increase is due to the receipt of performance fees earned on the sale of assets into the joint venture with AXA and the sale of a portfolio of six multifamily assets in the Western United States, as well as the increase in accrual for future performance fees due to the increase in the underlying fair value of the assets held by KW Fund V.
The decrease in management fees are due to us no longer receiving fees from KWE during the year ended December 31, 2018 as own 100% of the shares of KWE during such period. For the year ended December 31, 2017, we earned $16.0 million of fees from KWE.
Property Services
Property Services decreased to $16.9 million during the year ended December 31, 2018 as compared to $28.9 million for 2017, primarily due to the sale of a servicing platform in Spain which accounted for $8.6 million of real estate related service fees during the year ended December 31, 2017. We also had a decrease in our remaining property service business due to fewer assets under management in our property management group and the timing of brokerage and auction sales commissions.

Research
Research fees from the Meyers Research group increased to $15.1 million during the year ended December 31, 2018 as compared to $12.4 million during the prior period due to increased revenue from the advisory practice of $0.9 million and increased subscriptions to Zonda, an iPad application for home building industry, which led to an additional $1.8 million increase. During the fourth quarter of 2018, we sold Meyers Research for a gain of $40.4 million.
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
Investment Management and Services Segment Expenses
Expenses for the year ended December 31, 2018 decreased to $51.8 million as compared to $54.0 million in 2017. Increases in general and administration expenses were higher at Meyers Research due to higher consulting costs offset by lower commission expenses in the property services group due to lower commission revenue in 2018.
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
Income from Unconsolidated Investments
During the year ended December 31, 2018, income from unconsolidated investments was $78.7 million as compared to $77.8 million for 2017.
The following table presents income from unconsolidated investments recognized by Kennedy Wilson during the years ended December 31, 2018 and 2017:

	Year Ended December 31,
(Dollars in millions)	2018	2017
Operating performance, net of depreciation of $13.2 million and $16.2 million	$18.8	$16.4
Realized gains	22.1	14.0
Fair value	10.4	38.6
Performance fees (included in adjusted fees)	27.4	8.8
Income from unconsolidated investments	$78.7	$77.8

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
Fair value gains decreased primarily due to a lower gain on the Kona Village Resort in the current period. These decreases were offset by higher fair value gains on our fund investments, primarily related to KW Fund V, with VHH's fair value gains being consistent period over period.
Other
Gains on sale of real estate, net were $371.8 million for the year ended December 31, 2018 compared to $226.7 million in the prior period. The gain recognized during the year ended  December 31, 2018  primarily relates to the deconsolidation of the investments that were contributed to the AXA Joint Venture and the ordinary course sale of certain multifamily and office assets located in the Western United States, Ireland, United Kingdom and Italy. Such gains were offset by an impairment loss on a vacated office building in the United Kingdom which was subsequently sold. Gains on sale of real estate in 2017 related primarily to the sale of multifamily assets in Western United States. Both periods include gains on sale of non-core assets out of our United Kingdom commercial property portfolio as we continue to execute our asset management programs and recycle capital into higher quality assets.
Gain on sale of business of $40.4 million is related to our sale of Meyers Research.
Interest expense was $238.2 million for the year ended December 31, 2018 as compared to $217.7 million for 2017. The increase is due to higher corporate debt outstanding relating to the term loan and 2024 Notes issued in the first quarter of 2018, as well as certain prepayment fees and acceleration of amortization of loan fees in connection with certain asset sales.
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
The SEC issued Staff Accounting Bulletin (“SAB 118”) on December 22, 2017, which provided guidance on how to account for the effects of the TCJA. Pursuant to SAB 118, adjustments for the effects of the new legislation should be recorded to the extent a reasonable estimate for all or a portion of the effects of the law can be made. If a company cannot determine a reasonable estimate, it should not record a provisional amount and should continue to apply ASC 740 based on the tax law in effect before the enactment. During Q4 2017, we recorded a provision estimate for the impact of federal rate reduction. During 2018, we completed our SAB118 analysis of TCJA impacts and recorded an insignificant adjustment in the 2018 financial statement with respect to the federal rate change. The legislation remains unclear in certain respects and has been and may continue to be subject to amendments, technical corrections, interpretations and implementing regulations by the U.S. Treasury Department and the IRS, any of which could lessen or increase certain adverse impacts of the legislation. As the IRS, Treasury Regulations or state taxing authorities issue further guidance or interpretation of relevant aspects of the new tax law, our federal and state taxable income computations may be adjusted accordingly.
We had net income of $62.1 million attributable to noncontrolling interests during the year ended December 31, 2018 compared to net income of $37.5 million attributable to noncontrolling interests during 2017 . The increase during the year is due to the allocation of the gain on sale of real estate on the AXA joint venture to our equity partners while the prior period related to the allocation of gains on sale of certain assets in the United Kingdom with our equity partners.
Other Comprehensive Income
The two major components that drive the change in other comprehensive income are the changes in foreign currency rates and the gains or loss of any associated foreign currency hedges. Please refer to the section titled "Currency Risk - Foreign Currencies" in Item 3 for a discussion of our risks relating to foreign currency and our hedging strategy. Below is a table that details the activity for the year ended December 31, 2018 and 2017.

	Year Ended December 31,
(Dollars in millions)	2018	2017
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$150.0	$100.5
Unrealized foreign currency translation (loss) gain, net of noncontrolling interests and tax	(65.9)	48.9
Amounts reclassified out of accumulated other comprehensive loss during the period	13.2	2.0
Unrealized foreign currency derivative contract gain (loss), net of noncontrolling interests and tax	38.3	(48.6)
Unrealized (loss) gain on marketable securities	—	0.2
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc. common shareholders(1)	$135.6	$103.0

Included within the net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders are realized foreign exchange amounts relating to translation of cash amounts held in different functional currencies of the subsidiary that holds it and realized gains and losses on derivative investments that are not treated as net investment hedges. The table below represents the amount of foreign exchange movements recorded to the statement of income for the year ended December 31, 2018 and 2017:

	Year Ended December 31,
(Dollars in millions)	2018	2017
Realized foreign currency exchange (loss) gain - consolidated statements of income	$(1.1)	$24.2
Realized foreign currency derivative contract gain (loss) - consolidated statements of income	12.7	(10.8)
Statement of Operations - realized foreign currency exchange	$11.6	$13.4
The main currencies that the Company has exposure to are the euro and pound sterling. The table below represents the change in rates over the year ended December 31, 2018 and 2017 as compared to the U.S. Dollar:

	Year Ended December 31,
	2018	2017
Euro	(5.0)%	15.0%
GBP	(6.0)%	10.0%
Comprehensive income, net of taxes and noncontrolling interests, for year ended December 31, 2018 and 2017 was income of $135.6 million and $103.0 million, respectively.  Comprehensive income attributable to Kennedy-Wilson Holdings common shareholders was impacted by gains relating to unrealized foreign currency translation and gains and losses related to foreign currency derivative hedges during the current period are due to the weakening of the GBP and euro against the US dollar while the prior period the GBP and Euro strengthened against the dollar resulting in foreign currency translation gains and losses on foreign currency derivative hedges.
Amounts reclassified out of accumulated other comprehensive income are for amounts associated with the AXA joint venture that are moved out of other comprehensive income and recognized on the consolidated statements of income.

Liquidity and Capital Resources
Our liquidity and capital resources requirements include acquisitions of real estate and real estate related assets, funding development projects, capital expenditures for consolidated real estate and unconsolidated investments, working capital needs, interest and principal payments on our debt and dividends to our common and preferred shareholders. We finance these activities with internally generated funds through general operations including rental income, asset sales, borrowings under our revolving line of credit, sales of equity and debt securities and cash out refinancings to the extent they are available and fit within our overall portfolio leverage strategy. Our investments in real estate are typically financed with equity from our balance sheet, third party equity and mortgage loans secured by that real estate. These mortgage loans are generally nonrecourse in that, in the event of default, recourse will be limited to the mortgaged property serving as collateral, subject to limited customary exceptions. In some cases, we guarantee a portion of the loan related to a consolidated property or an unconsolidated investment, usually until some condition, such as completion of construction or leasing or certain net operating income criteria, has been met. We do not expect these guarantees to materially affect liquidity or capital resources. Please refer to the section titled "Off Balance Sheet Arrangements" for further information. Historically, we have not required significant capital resources to support our IMRES business.
Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, dividend payments to our shareholders, interest on our 2024 Notes, development, redevelopment and capital expenditures and, potentially, share repurchases and acquisitions. We currently expect to meet our short-term liquidity requirements through our existing cash and cash equivalents plus capital generated from our IMRES business, sales of real estate as well as availability on our current revolving lines of credit. As of December 31, 2019, we and our consolidated subsidiaries had approximately $573.9 million ($302.0 million of which is in foreign currencies of GBP or EUR) of consolidated cash (as shown on our consolidated balance sheet), our share of cash held at unconsolidated joint venture investments of $60.7 million and had $500.0 million of availability under lines of credit. As of December 31, 2019, we have $54.5 million of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties.
Additionally, we are subject to withholding taxes to the extent we repatriate cash from certain of our foreign subsidiaries. Under the KWE Bonds and KWE Notes covenants we have to maintain certain liquidity and leverage ratios to stay in compliance (see "Indebtedness and Related Covenants" for more detail on KWE Bonds and KWE Notes). Due to these covenants, we evaluate the tax and covenant implications before we distribute cash, which could impact the availability of funds at the corporate level.
Our need to raise funds from time to time to meet our capital requirements will depend on many factors, including the success and pace of the implementation of our strategy for strategic and accretive growth where appropriate. Additionally, we may opportunistically seek to raise capital (equity or debt) when we believe market conditions are favorable and when consistent with our growth and financing strategies. We may also seek third party financing to the extent that we engage in additional strategic investments, including capital necessary to execute potential development or redevelopment strategies or acquisition of real estate, note portfolios, or other real estate related companies or real estate related securities. Similarly, we may from time to time seek to refinance our existing indebtedness opportunistically in order to reduce our overall cost of debt capital or optimize the maturity schedule of our outstanding indebtedness, or for other strategic reasons.
Development and redevelopment
Kennedy Wilson has a number of market rate development, redevelopment and entitlement projects that are underway or are in the planning stages.  These initiatives, if completed, will result in market-rate income producing assets.  As of December 31, 2019 we have 1,815 multifamily units, 0.8 million commercial rentable square feet and 150 hotel rooms we are actively developing. If these projects were brought to completion the estimated share of the Company's total cost would be approximately $1.2 billion, which we expect would be funded through our existing equity, third party equity, project sales and secured debt financing.  This represents total capital over the life of the projects and is not a representation of peak equity and does not take into account any distributions over the course of the investment. As of December 31, 2019, we have incurred $360.0 million of costs to date and expect to spend an additional $801.0 million to develop to completion or complete the entitlement process on these projects. Of the $801.0 million of remaining costs to complete we currently expect $400.0 million of it to be funded through cash from us over the life of the projects.
In addition to the market rate development and redevelopment projects described above we have 2,028 affordable and/or age-restricted multifamily units within our VHH platform that we are currently developing or in the process of stabilizing. We expect to have no cash equity basis in these projects at completion due to the use of property level debt and proceeds from the sale of tax credits. If these projects are brought to completion we expect to receive $16.6 million in cash from paid developer fees and proceeds from the sale of tax credits.
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

				If Completed				Current
Location	Type	Investment	Status	Est. Completion Date(1)	Commercial Sq. Ft.	MF Units / Hotel Rooms	KW Est. Total Cost(5)	KW Costs Incurred(4)(5)	KW Est. Costs to Complete(2)
2020-2021
Nor Cal	Multifamily	Santa Rosa	Under Construction	2020	—	120	35	14	21
ID	Multifamily	Rosewood	Under Construction	2020	—	66	13	5	8
Ireland(3)	Multifamily	Clancy Quay - Phase 3	Under Construction	2020	6,000	266	53	42	11
ID	Multifamily	RiverPointe	Under Construction	2021	—	95	19	2	17
Ireland(3)	Office	Hanover Quay	Under Construction	2021	69,000	—	37	17	20
Ireland(3)	Office	Kildare	Under Construction	2021	64,000	—	58	17	41
	2020-2021 Total				139,000	547	$215	$97	$118
2022-2023
Nor Cal	Office	400/430 California	Under Construction	2022	247,000	—	$23	$18	$5
ID	Multifamily	The Clara	Under Construction	2022	—	277	47	10	37
Spain(3)	Retail	Puerta del Sol	In Planning	2022	37,000	—	$64	60	4
Ireland(3)	Mixed-Use	Leisureplex	In Design	2022	19,000	232	132	20	112
Ireland(3)	Multifamily	Grange	In Design	2022	7,000	287	75	13	62
Ireland(3)	Multifamily	Coopers Cross	In Design	2022	—	472	126	41	85
Ireland(3)	Office	Coopers Cross	In Design	2022	390,000	—	155	41	114
Hawaii	Hotel	Kona Village Resort	Under Construction	2022	—	150	324	60	264
	2022-2023 Total				700,000	1,418	$946	$263	$683

	Total				839,000	1,965	$1,161	$360	$801
(1) The actual completion date for projects is subject to several factors, many of which are not within our control. Accordingly, the projects identified may not be completed when expected, or at all.

(2)
Figures shown in this column are an estimate of our remaining costs to develop to completion or to complete the entitlement process, as applicable, as of December 31, 2019. Total remaining costs may be financed with third-party cash contributions, proceeds from projected sales, and/or debt financing. We expect to fund $400 million of our share of remaining costs to complete with cash over the life of these projects. These figures are budgeted costs and are subject to change. There is no guarantee that we will be able to secure the project-level debt financing that is assumed in the figures above.  If we are unable to secure such financing, the amount of capital we will have to invest to complete the projects above may significantly increase. Our cost to complete differs from our share total capitalization as the latter includes costs that have already been incurred to date while the former relates to future estimated costs

(3) Estimated foreign exchange rates are €0.89 = $1 USD and £0.75 = $1 USD, related to NOI.
(4) Excludes $40 million of costs incurred on two assets totaling 0.1 million commercial square feet where scope of projects are still being explored.
(5) Includes land costs.

Unstabilized and Value Add Capital Expenditure Programs

We currently have 10 assets that comprise 1.0 million commercial square feet and 190 multifamily units that are currently unstabilized and are undergoing various stages of lease-up, value-add or development. In order to stabilize these assets we project our share of costs to complete to be $49.1 million. The cost to complete this work and the time frame described is subject to many uncertainties that are beyond our control, and the actual costs may be significantly higher than the estimates shown below.

The table below describes assets that are currently unstabilized:

Property	Location	Type	KW Ownership %	# of Assets	Commercial Sq. Ft.	MF Units	KW Est. Costs to Complete(2)	KW Gross Asset Value
2020
Bozeman	Mountain States	Retail	97%	1	108,000	—	$1.5	$17.1
Capital Dock	Ireland	Mixed-Use	50%	1	27,000	190	4.0	89.3
Maidenhead	United Kingdom(1)	Office	100%	1	65,000	—	0.2	36.4
Malibu Sands	Southern California	Retail	50%	1	16,000	—	0.6	11.5
Old School	United Kingdom(1)	Office	100%	1	21,000	—	0.6	7.6
Portlethen Retail Park	United Kingdom(1)	Retail	100%	1	108,000	—	2.5	22.6
Stockley Park	United Kingdom(1)	Office	100%	1	46,000	—	8.6	29.8
	2020 Subtotal			7	391,000	190	$18.0	$214.3
2022
The Oaks	Southern California	Office	100%	1	357,000	—	$16.5	$122.3
Various	United Kingdom(1)	Office	100%	2	281,000	—	14.6	140.7
	2022 Subtotal			3	638,000	—	$31.1	$263.0

	Total Unstabilized			10	1,029,000	190	$49.1	$477.3

In addition to our development, redevelopment and stabilization initiatives, we regularly implement a value-add approach to our consolidated and unconsolidated investments, which includes rehabbing properties and adding or updating property amenities.  The capital required to implement these value-add initiatives is typically funded with capital calls, refinancing or supplemental financings at the property level.  We are not required to make these investments, but they are a key driver in our ability to increase net operating income at our properties post acquisition.

Liquidating Residential Development Projects

We have liquidating residential development projects primarily in Hawaii and the Western United States where we and our equity partners are developing single family homes and condos that will be sold. We expect to incur approximately $228.5 million in construction costs over the life of these projects, which will be funded by cash from us, cash received from selling the homes and condos, third party equity or debt financing.

Share Repurchase Plan
On March 20, 2018, our Board of Directors approved the repurchase of up to $250 million of the Company’s common stock. Repurchases under the program may be made in the open market, in privately negotiated transactions, through the net settlement of the Company’s restricted stock grants or otherwise, with the amount and timing of repurchases dependent on market conditions and subject to the company’s discretion. The program does not obligate the Company to repurchase any specific number of shares and, subject to compliance with applicable laws, may be suspended or terminated at any time without prior notice. As of December 31, 2019, we had $64.0 million remaining under the current plan for stock repurchases. Please see the section titled "Purchases of Equity Securities by the Company" in Part II of this annual report on Form 10-K for additional information.
Cash Flows
The following table summarizes the cash provided by or used in our operating, investing and financing activities for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
(Dollars in millions)	2019	2018	2017
Net cash (used in) provided by operating activities	$(19.5)	$93.1	$73.0
Net cash provided by (used in) investing activities	182.3	593.1	(70.2)
Net cash used in financing activities	(85.8)	(528.8)	(565.3)
Operating
Our cash flows used in or provided by operating activities are primarily dependent upon operations from consolidated properties, the operating distributions from our unconsolidated investments, revenues from our IMRES business net of operating expenses and other general and administrative costs.  Substantially all of the cash flows used in operations of $19.5 million and cash flows provided by operations of $93.1 million and $73.0 million for the years ended December 31, 2019, 2018 and 2017 respectively, were generated from net rental income received from our rental properties, operating distributions from our unconsolidated investments and fees earned on our service business.
We have experienced a decline in cashflows from rental properties as we have been a net seller of assets through 2019 and 2018, respectively, and used those proceeds to fund development initiatives and value add capital expenditures which has also led to a temporary decrease in operating cashflows. These amounts are offset from the costs associated to run our business globally. The decrease in cash flow from operations is primarily due to the timing of when discretionary bonuses were paid.
Investing
Our cash flows from investing activities are generally comprised of cash used to fund property acquisitions, investments in unconsolidated investments, capital expenditures, purchases of loans secured by real estate, as well as cash received from property sales and return of capital from our unconsolidated investments.
Net cash provided by investing activities totaled $182.3 million for the year ended December 31, 2019. During the current period we spent $210.9 million on acquisitions of consolidated real estate and $191.1 million on capital expenditures on consolidated assets, our development properties and value add properties. We received $701.0 million from the sale of Ritz Carlton Lake Tahoe, Fairmont and Portmarnock hotels and non-core retail and commercial properties in the Western United States and United Kingdom. We also contributed $266.0 million to unconsolidated investments which mainly related to multifamily and office properties in the Western United States and United Kingdom and capital calls associated with development projects in Dublin, Ireland. We received $115.0 million from distributions on unconsolidated investments from sales of multifamily assets in Western United States and refinancings and resyndications within our VHH portfolio.
Net cash provided by investing activities totaled $593.1 million for the year ended December 31, 2018. During the year ended December 31, 2018, we had $571.8 million of purchases and additions to real estate primarily for additions to real estate in our Mountain States multifamily portfolio and a multifamily property in Cork, Ireland and $396.1 million contributions to unconsolidated investments which mainly related to our new AXA joint venture platform and to fund new investments and capital expenditures which included acquisitions in Fund VI. The cash used in the aforementioned investing activities was offset by receipt of $1,386.1 million, mainly from sales of multifamily properties in the Western United States (which were then tax deferred and exchanged into higher quality multifamily properties in the Western United States), non-core commercial properties in the United Kingdom, Ireland and Italy as well as assets into the AXA joint venture platform. On our Capital Dock development, we spent $29.1 million and received $81.0 million for reaching completion milestones. We received $63.7 million in investing distributions on unconsolidated investments primarily relating to resyndications in our VHH portfolio and property sales. The sale of our research subsidiary, Meyers Research, generated $43.4 million in proceeds. We also received $7.4 million from the liquidation of our marketable securities portfolio.
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
Financing
Our net cash related to financing activities is generally impacted by capital-raising activities net of dividends and distributions paid to common and preferred shareholders and noncontrolling interests as well as financing activities for consolidated real estate investments.  Net cash used in financing activities totaled $85.8 million for the year ended December 31, 2019. We received proceeds of $295.2 million from the issuance of Preferred Stock and $488.6 million from mortgage loans to finance and refinance consolidated property acquisitions, which were offset by the repayment of $391.4 million of investment debt mainly driven by repayment of mortgages on sold consolidated properties. During the year ended December 31, 2019, we borrowed $125.0 million on our credit facility and repaid $200.0 million (as of December 31, 2019 our credit facility is undrawn). Distributions of $264.0 million were paid to noncontrolling interest holders primarily as a result of asset sales and cash received from financings. During the year ended December 31, 2019, we paid $114.9 million of dividends to our common stockholders and $2.6 million of dividends to our preferred shareholders. We also returned $20.7 million to shareholders through share repurchases as part of our share repurchase plan discussed above.
Net cash used in financing activities totaled $528.8 million for the year ended December 31, 2018. We received proceeds of $246.6 million from the issuance of additional 2024 Notes and $725.0 million from mortgage loans to finance and refinance consolidated property acquisitions, which were offset by the repayment of $866.8 million of investment debt mainly driven by repayment of mortgages on sold consolidated properties. During the year ended December 31, 2018, we borrowed $225.0 million on our credit facility and repaid $450.0 million (as of December 31, 2018 our credit facility is undrawn). Distributions of $116.0 million were paid to noncontrolling interest holders primarily as a result of asset sales and cash received from financings. During the year December 31, 2018, we paid dividends to our common stockholders of $111.2 million which is an increase over prior periods due to an increase in share count as part of the KWE Transaction as well as an increase in the dividend per share amount as compared to prior periods. We also returned $177.9 million to shareholders through share repurchases as part of our share repurchase plan discussed above.
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
Contractual Obligations and Commercial Commitments
At December 31, 2019, Kennedy Wilson's contractual cash obligations, including debt, lines of credit, operating leases and ground leases included the following:

	Payments due by period
(Dollars in millions)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations
Borrowings:(1)(4)
Mortgage debt(2)(4)	$2,651.2	$116.2	$849.0	$697.5	$988.5
Senior notes(3)(4)	1,150.0	—	—	1,150.0	—
KWE unsecured bonds(4)(5)	1,280.8	—	663.2	617.6	—
Total borrowings	5,082.0	116.2	1,512.2	2,465.1	988.5
Operating leases	5.4	1.6	3.5	0.3	—
Ground leases(8)	35.7	0.3	0.9	0.6	33.9
Total contractual cash obligations(7)	$5,123.1	$118.1	$1,516.6	$2,466.0	$1,022.4

(1)
See Notes 7-9 of our Notes to Consolidated Financial Statements. Figures do not include scheduled interest payments. Assuming each debt obligation is held until maturity, we estimate that we will make the following interest payments: Less than 1 year - $188.0 million; 1-3 years - $544.3 million; 4-5 years - $163.4 million; After 5 years - $81.2 million. The interest payments on variable rate debt have been calculated at the interest rate in effect as of December 31, 2019.

(2)	Excludes $4.0 million net unamortized debt premium on mortgage debt.

(3)	Excludes $3.9 million unamortized debt discount on senior notes.

(4)	Excludes $32.2 million of unamortized loan fees.

(5)	Excludes $3.1 million net unamortized discount on KWE unsecured bonds.
(6) Kennedy Wilson's share of contractual obligations, (excluding amounts that are attributable to noncontrolling interests), including debt, lines of credit, operating leases and ground leases, consisted of the following: Less than 1 year - $116.9 million; 1-3 years - $1,455.2 million; 4-5 years - $2,392.9 million; After 5 years - $1,013.3 million.
(7) Table above excludes $109.2 million unfulfilled capital commitments to our unconsolidated investments.
(8) Ground leases on consolidated assets. Amounts are undiscounted and have leases that expire as far out as 2258.

Indebtedness and Related Covenants
The following describes certain indebtedness and related covenants.
Senior Notes Payable
In March 2014, Kennedy-Wilson, Inc., completed a public offering of $300.0 million aggregate principal amount of 5.875% Senior Notes due 2024 (the “2024 Notes”), for approximately $290.7 million, net of discount and estimated offering expenses. The 2024 Notes were issued pursuant to an indenture dated as of March 25, 2014, by and among Kennedy-Wilson, Inc., as issuer, and Wilmington Trust National Association, as trustee, as supplemented by a supplemental indenture, dated as of March 25, 2014, by and between Kennedy-Wilson, Inc. as issuer, Kennedy-Wilson Holdings, Inc., as parent guarantor, certain subsidiaries of the issuer, as subsidiary guarantors, and Wilmington Trust National Association, as trustee (the indenture, as so supplemented, the “2024 Indenture”). The issuer's obligations under the 2024 Notes are fully and unconditionally guaranteed by Kennedy-Wilson Holdings, Inc. and the subsidiary guarantors. At any time prior to April 1, 2019, the issuer may redeem the 2024

Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 1, 2019, the issuer may redeem the 2024 Notes, in whole or in part, at the redemption price specified in the 2024 Indenture, plus accrued and unpaid interest, if any, to the redemption date. Interest on the 2024 Notes accrues at a rate of 5.875% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2014. The 2024 Notes will mature on April 1, 2024. In November 2014, August 2016 and March 2018, we completed additional public offerings of $350 million, $250 million and $250 million, respectively, aggregate principal amounts of 5.875% Senior Notes, due 2024 (the “Additional Notes”). The Additional Notes have substantially identical terms as the 2024 Notes described above, and are treated as a single series with the 2024 Notes under such 2024 Indenture. The Additional Notes were issued and sold at public offering prices of 100.0% in November 2014, 100.0% in August 2016 and 98.625% in March 2018 of their principal amount, plus accrued interest. The amount of the 2024 Notes included in the accompanying consolidated balance sheets was $1.1 billion at December 31, 2019.
In November and December 2012, Kennedy-Wilson, Inc. completed a public offering of $55.0 million aggregate principal amount of 7.750% Senior Notes due 2042 (the "2042 Notes"). On December 1, 2017 the 2042 Notes were redeemed in full at a redemption price equal to 100% of the principal amount.
KWE Senior Notes Payable
KWE has bonds outstanding ("KWE Bonds") of approximately $662.9 million (based on December 31, 2019 rates) (£500 million) in 3.95% fixed-rate senior unsecured bonds due 2022. KWE effectively reduced the interest rate to 3.35% as a result of it entering into swap arrangements to convert 50% of the proceeds into Euros.
KWE also established a £2.0 billion (approximately $2.7 billion based on December 31, 2019 rates) Euro Medium Term Note Programme ("EMTN"). Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types of debt securities in certain markets and currencies. KWE has drawn down under its EMTN Programme, with issuances of senior unsecured notes for an aggregate principal amount of approximately $617.6 million (based on December 31, 2019 rates) (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount and have a carrying value of $614.7 million, have an annual fixed coupon of 3.25%, and mature in 2025.  The KWE Notes rank pari passu with the KWE Bonds, and are subject to the same restrictive covenants.
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
Borrowings Under Line of Credit
Kennedy-Wilson, Inc. (the “Borrower”), a wholly-owned subsidiary of Kennedy-Wilson Holdings, Inc. (the “Company”), KWH and certain subsidiaries of the Company (the “Subsidiary Guarantors”) has an Escrow Agreement with a syndicate of lenders (the “Lenders”), Bank of America, N.A. ("BofA"), as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill"), JPMorgan Chase Bank, N.A. ("JPM") and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, pursuant to which the parties delivered executed signature pages to a $700 million unsecured revolving credit and term loan facility (the “A&R Facility”), which amended and restated the Borrower’s prior revolving credit facility. The A&R Facility is comprised of a $500 million revolving line of credit and a $200 million term loan facility. As of December 31, 2019, the term loan had been fully drawn and repaid and is no longer available for the Company to draw on. Loans under the revolving line of credit bear interest at a rate equal to LIBOR plus between 1.75% and 2.75%, depending on the consolidated leverage ratio as of the applicable measurement date. Loans under the term loan facility bear interest at a rate equal to LIBOR plus between 1.65% and 2.65%, depending on the consolidated leverage ratio as of the applicable measurement date. The A&R Facility has a maturity date of March 31, 2021. Subject to certain conditions precedent and at the Borrower’s option, the maturity date of the A&R Facility may be extended by one year.
The Company has no outstanding balance on the A&R Facility with the full $500.0 million available to be drawn under the revolving credit facility.
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
As of December 31, 2019, the Company’s was in compliance with all covenant calculations. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
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

Off-Balance Sheet Arrangements
Guarantees
We have provided guarantees associated with loans secured by consolidated assets. At December 31, 2019, the maximum potential amount of future payments (undiscounted) we could be required to make under the guarantees was approximately $49.5 million at December 31, 2019. The guarantees expire through 2021 and our performance under the guarantees would be required to the extent there is a shortfall in liquidation between the principal amount of the loan and the net sale proceeds of the applicable properties. If we were to become obligated to perform on these guarantees, it could have an adverse effect on our financial condition.
As of December 31, 2019, we have unfulfilled capital commitments totaling $109.2 million to our unconsolidated investments. In addition to the unfunded capital commitments on its joint venture investments, the Company has $72.7 million of equity commitments relating on consolidated and unconsolidated development projects. As we identify investment opportunities in the future, we may be called upon to contribute additional capital to unconsolidated investments in satisfaction of our capital commitment obligations.
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
Our exposure to market risk from changing prices consists primarily of fluctuations in rental rates of commercial and multifamily properties, market interest rates on investment mortgages and debt obligations and real estate property values. Rental rate increases are dependent upon market conditions and the competitive environments in the respective locations of the properties. To the extent that we engage in development activities, we may have exposure to changing prices in materials or cost of labor. The revenues associated with the real estate services businesses are impacted by fluctuations in interest rates, lease rates, real property values and the availability of space and competition in the marketplace. Real estate service revenues are derived from a broad range of real estate services that are primarily transaction driven and are therefore volatile in nature and highly competitive. The revenues of the investment management operations with respect to rental properties are highly dependent upon the aggregate rents of the properties managed, which are affected by rental rates and building occupancy rates. Employee compensation is the principal cost element of investment management.

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
Interest Rate Risk
We have established an interest rate management policy, which attempts to minimize our overall cost of debt while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, we have elected to maintain a combination of variable and fixed rate debt. As of December 31, 2019, 88% of our consolidated debt is fixed rate, 7% is floating rate with interest caps and 5% is floating rate without interest caps.
We hold variable rate debt on some of our consolidated properties that are subject to interest rate fluctuations.  In order to mitigate some of the risk associated with increasing interest rates we have purchased interest rate caps that limit the amount that interest expense can increase with rate increases.  However, some of our debt is uncapped and the mortgages that do have interest caps are subject to increased interest expense until rates hit the level of caps that have been purchased.  If there was a 100-basis point increase or decrease, we would have a $3.4 million increase in interest expense or $1.6 million in interest expense savings during 2020 on our current consolidated mortgages.  The weighted average strike price on caps and maturity of Kennedy Wilson’s variable rate mortgages is 1.74% and approximately 3.2 years, respectively, as of December 31, 2019.
The table below represents contractual balances of our financial instruments at the expected maturity dates as well as the fair value as of December 31, 2019. The weighted average interest rate for the various assets and liabilities presented are actual as of December 31, 2019. We closely monitor the fluctuation in interest rates, and if rates were to increase significantly, we believe that we would be able to either hedge the change in the interest rate or refinance the loans with fixed interest rate debt. All instruments included in this analysis are non-trading.

	Principal Maturing in:							Fair Value
	2020	2021	2022	2023	2024	Thereafter	Total	December 31, 2019
(Dollars in millions)
Interest rate sensitive assets
Cash equivalents	$579.7	$—	$—	$—	$—	$—	$579.7	$579.7
Average interest rate	0.52%	—%	—%	—%	—%	—%	0.52%	—
Fixed rate receivables	27.6	1.0	—	—	—	—	28.6	28.6
Average interest rate(1)	—%	5.00%	—%	—%	—%	—%	5.00%	—
Variable rate receivables	—	—	0.8	—	—	—	0.8	0.8
Average interest rate	—%	—%	5.26%	—%	—%	—%	5.26%	—
Total	$607.3	$1.0	$0.8	$—	$—	$—	$609.1	$609.1
Weighted average interest rate(1)	0.58%	5.00%	5.26%	—%	—%	—%	0.61%
Interest rate sensitive liabilities
Variable rate borrowings	$—	$151.7	$260.0	$37.0	$78.8	$106.6	$634.0	$636.2
Average interest rate	—%	3.20%	1.96%	4.10%	3.31%	2.85%	2.70%	—
Fixed rate borrowings	106.5	35.5	675.5	343.5	1,267.8	2,019.1	4,448.0	4,538.0
Average interest rate	3.09%	4.53%	3.96%	3.20%	5.68%	3.60%	4.21%	—
Total	$106.5	$187.2	$935.5	$380.5	$1,346.6	$2,125.7	$5,082.0	$5,174.2
Weighted average interest rate	3.09%	3.45%	3.41%	3.29%	5.54%	3.56%	4.02%
(1) Interest rate sensitive assets' weighted average interest rates are exclusive of non-performing receivables.
Currency Risk - Foreign Currencies
The financial statements of Kennedy Wilson's subsidiaries located outside the United States are measured using the local currency as this is their functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date and income and expenses are translated at the average monthly rate. The foreign currencies include the euro and the British pound sterling. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in the consolidated statement of equity as a component of accumulated other comprehensive income. Currency translation gains and losses and currency derivative gains and losses will remain in other comprehensive income unless and until the Company substantially liquidates underlying investments.
Approximately 46% of our investment account is invested through our foreign platforms in their local currencies. Investment level debt is generally incurred in local currencies and therefore we consider our equity investment as the appropriate exposure to evaluate for hedging purposes. Additionally, the costs to operate these businesses, such as compensation, overhead and interest expense are incurred in local currencies. We typically do not hedge future operations or cash flows of operations denominated in foreign currencies, which may have a significant impact on the results of our operations for both the investment and services segments. In order to manage the effect of these fluctuations, we generally hedge our book equity exposure to foreign currencies through currency forward contracts and options. As of December 31, 2019 we have hedged 81% of the gross asset carrying value of our euro denominated investments and 92% of the gross asset carrying value of our GBP denominated investments.
Our service businesses typically do not require much capital, so foreign currency translation and derivative activity primarily relates to the investments segment as that has greater balance sheet exposure to foreign currency fluctuations.
If there was a 5% increase or decrease in foreign exchange rates on the currencies we invest to the U.S. Dollar our net asset value would increase by $9.6 million or decrease by $9.7 million. If rates moved 10% we would have an increase of $19.1 million and a decrease of $19.4 million.
Non-GAAP Measures
We use certain non-GAAP measures to analyze our business, including Adjusted EBITDA, Adjusted Net Income and Adjusted Fees. We use these metrics for evaluating the success of our company and believe that they enhance the understanding of our operating results. A reconciliation of net income to Adjusted EBITDA, Adjusted Net Income and Adjusted Fees is presented below:

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017	2016	2015
Net income	$321.1	$212.1	$138.0	$76.5	$59.0
Non-GAAP adjustments:
Add back:
Interest expense	215.1	238.2	217.7	191.6	155.7
Early extinguishment of corporate debt	—	—	—	—	1.0
Kennedy Wilson's share of interest expense included in investment in unconsolidated investments	32.1	26.0	23.0	23.0	28.1
Depreciation and amortization	187.6	206.1	212.5	198.2	166.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	8.2	13.2	16.2	20.8	28.1
Provision for (benefit from) income taxes	41.4	58.0	(16.3)	14.0	53.4
Share-based compensation	30.2	37.1	38.4	65.1	30.8
EBITDA attributable to noncontrolling interests(1)	(107.6)	(78.0)	(173.8)	(239.3)	(151.2)
Adjusted EBITDA(2)	$728.1	$712.7	$455.7	$349.9	$371.2
(1) (2) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted EBITDA.

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017	2016	2015
Net income	$321.1	$212.1	$138.0	$76.5	$59.0
Non-GAAP adjustments:
Add back:
Depreciation and amortization	187.6	206.1	212.5	198.2	166.3
Kennedy Wilson's share of depreciation and amortization included in unconsolidated investments	8.2	13.2	16.2	20.8	28.1
Share-based compensation	30.2	37.1	38.4	65.1	30.8
Net income attributable to the noncontrolling interests, before depreciation and amortization(1)	(102.0)	(71.5)	(117.8)	(169.3)	(76.0)
Preferred dividends and accretion of preferred stock issuance costs	(2.6)	—	—	—	—
One-time tax remeasurement(3)	—	—	(44.8)	—	—
Adjusted Net Income (2)	$442.5	$397.0	$242.5	$191.3	$208.2
(1) (2) See "Non-GAAP Measures and Certain Definitions" for definitions and discussion of Adjusted Net Income.
 (3) Recorded as a result of US federal tax legislation, commonly referred to as the "Tax Cuts and Jobs Act", signed into law on December 22, 2017.

	Years Ended December 31,
(dollars in millions)	2019	2018	2017	2016	2015
Investment management, property services and research fees(1)	$40.7	$45.3	$42.9	$46.4	$49.4
Non-GAAP adjustments:
Add back:
Fees eliminated in consolidation	18.1	13.6	26.4	36.9	75.0
Performance fees included in unconsolidated investments	36.3	27.4	8.7	13.0	19.9
Kennedy Wilson's share of fees in unconsolidated service businesses	—	—	8.6	12.6	13.9
Adjusted Fees	$95.1	$86.3	$86.6	$108.9	$158.2
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

The table below is a reconciliation of Non-GAAP measures included within the Company's same property analysis, to their most comparable GAAP measures.

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Same Property		Same Property
	Revenue	NOI	Revenue	NOI
Net Income	$321.1	$321.1	$212.1	$212.1
Less: (Provision for) benefit from income taxes	41.4	41.4	58.0	58.0
Less: Income from unconsolidated investments	(179.7)	(179.7)	(78.7)	(78.7)
Less: Gain on sale of real estate, net	(434.4)	(434.4)	(371.8)	(371.8)
Less: Gain on sale of business	—	—	(40.4)	(40.4)
Add: Acquisition-related expenses	6.8	6.8	1.7	1.7
Add: Interest expense	215.1	215.1	238.2	238.2
Less: Other income	(0.4)	(0.4)	(13.1)	(13.1)
Less: Sale of real estate	(1.1)	(1.1)	(56.8)	(56.8)
Less: Investment management, property services and research fees	(40.7)	(40.7)	(45.3)	(45.3)
Add: Rental expenses	152.9	—	160.8	—
Add: Hotel expenses	60.1	—	121.5	—
Add: Cost of real estate sold	1.2	1.2	52.5	52.5
Add: Commission and marketing	3.8	3.8	5.9	5.9
Add: Compensation and related	151.8	151.8	168.8	168.8
Add: General and administrative	42.4	42.4	50.8	50.8
Add: Depreciation and amortization	187.6	187.6	206.1	206.1
Less: NCI adjustments (1)	(14.7)	(6.4)	(41.7)	(17.1)
Add: Unconsolidated investment adjustments (2)	84.4	60.9	81.8	58.7
Add: Straight-line and above/below market rents	(4.6)	(4.6)	(14.6)	(14.6)
Less: Reimbursement of recoverable operating expenses	(27.2)	—	(30.5)	—
Less: Properties bought and sold (3)	(77.9)	(30.5)	(163.9)	(70.2)
Less: Other properties excluded (4)	(32.5)	(10.5)	(49.1)	(26.5)
Other Reconciling Items (5)	3.8	6.6	(8.7)	(1.1)
Same Property	$459.2	$330.4	$443.6	$317.2

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Same Property		Same Property
Same Property (Reported)	Revenue	NOI	Revenue	NOI
Commercial - Same Property	$177.4	$157.5	$171.2	$151.8
Multifamily Market Rate Portfolio - Same Property	208.6	139.4	198.1	130.7
Multifamily Affordable Portfolio - Same Property	26.0	17.7	24.9	16.9
Hotel - Same Property	47.2	15.8	49.4	17.8
Same Property	$459.2	$330.4	$443.6	$317.2
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

Performance fees
Performance fees or carried interest are allocated to the general partner, special limited partner or asset manager of Kennedy Wilson's real estate funds and fair value option unconsolidated investments based on the cumulative performance of the fund and are subject to preferred return thresholds of the limited partners and participants. At the end of each reporting period, Kennedy Wilson calculates the performance fee that would be due as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance fees to reflect either (a) positive performance resulting in an increase in the performance fee allocated to the general partner or asset manager or (b) negative performance that would cause the amount due to Kennedy Wilson to be less than the amount previously recognized, resulting in a negative adjustment to performance fees allocated to the general partner or asset manager.
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
Additionally, Kennedy Wilson elected the fair value option for thirty-one investments in unconsolidated investment entities. Due to the nature of these investments, Kennedy Wilson elected to record these investments at fair value in order to report the value in the underlying investments in the results of our current operations.
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

FINANCIAL STATEMENTS
Kennedy-Wilson Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Kennedy-Wilson Holdings, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kennedy-Wilson Holdings, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedule III - Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the fair value of certain unconsolidated investments and commingled funds
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company elected to record certain unconsolidated investments using the fair value option to more accurately reflect the timing of the value created in the underlying investments and report those changes in current operations. Additionally, the Company records its investments in its managed commingled funds (the “Funds”) based upon the net assets that would be allocated to its interests in the Funds, assuming the Funds were to liquidate their investments at fair value as of the reporting date. As of December 31, 2019, these investments had a fair value of $1,107.4 million.

We identified the evaluation of the fair value of certain unconsolidated investments and commingled funds as a critical audit matter. A high degree of subjectivity was required in applying procedures and evaluating results from such procedures over the respective discounted cash flow models used to calculate the fair value of the underlying real estate investments. Specifically, the respective discounted cash flow models are sensitive to changes in certain key assumptions, including discount and terminal capitalization rates, which have a significant effect on the determination of fair value of these investments.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s fair value process for unconsolidated investments and commingled funds, including controls related to the development of the discount rate and terminal capitalization rate assumptions. We involved valuation professionals with specialized skills and knowledge who assisted in comparing the discount rate and terminal capitalization rate used by the Company to independently developed ranges using market information obtained from third-party real estate publications or to rates observed in similar investments in the current period.
/s/ KPMG LLP

We have served as the Company’s auditor since 2002.
Los Angeles, California
February 28, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Kennedy-Wilson Holdings, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Kennedy-Wilson Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule III - Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Los Angeles, California
February 28, 2020

Kennedy-Wilson Holdings, Inc.
Consolidated Balance Sheets
(Dollars in millions)

	December 31,
	2019	2018
Assets
Cash and cash equivalents	$573.9	$488.0
Accounts receivable (including $11.2 and $4.2 of related party)	52.1	56.6
Real estate and acquired in place lease values (net of accumulated depreciation and amortization of $703.2 and $623.6)	5,080.2	5,702.5
Unconsolidated investments (including $1,107.4 and $662.2 at fair value)	1,334.6	859.9
Other assets	263.7	274.8
Total assets(1)	$7,304.5	$7,381.8

Liabilities
Accounts payable	$20.4	$24.1
Accrued expenses and other liabilities	518.0	513.7
Mortgage debt	2,641.0	2,950.3
KW unsecured debt	1,131.7	1,202.0
KWE unsecured bonds	1,274.2	1,260.5
Total liabilities(1)	5,585.3	5,950.6

Equity
Series A cumulative preferred stock, $0.0001 par value, $1,000 per share liquidation preference, 1,000,000 shares authorized, 300,000 shares outstanding as of December 31, 2019	295.2	—
Common Stock, $0.001 par value, 200,000,000 authorized, 142,283,109 and 143,205,394 shares issued outstanding as of December 31, 2019 and December 31, 2018	—	—
Additional paid-in capital - common	1,754.5	1,744.6
Retained earnings (accumulated deficit)	46.2	(56.4)
Accumulated other comprehensive loss	(417.2)	(441.5)
Total Kennedy-Wilson Holdings, Inc. shareholders’ equity	1,678.7	1,246.7
Noncontrolling interests	40.5	184.5
Total equity	1,719.2	1,431.2
Total liabilities and equity	$7,304.5	$7,381.8

(1) The assets and liabilities as of December 31, 2019 include $267.5 million (including cash held by consolidated investments of $10.3 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $243.5 million) and $219.7 million (including investment debt of $206.0 million), respectively, from consolidated variable interest entities ("VIEs"). The assets and liabilities as of December 31, 2018 include $657.8 million (including cash held by consolidated investments of $31.6 million and real estate and acquired in place lease values, net of accumulated depreciation and amortization of $602.5 million) and $317.4 million (including investment debt of $283.6 million), respectively, from VIEs. These assets can only be used to settle obligations of the consolidated VIEs, and the liabilities do not have recourse to the Company.

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Income
(Dollars in millions, except per share data)

	Year ended December 31,
	2019	2018	2017
Revenue
Rental	$447.4	$514.6	$504.7
Hotel	80.5	155.7	127.5
Sale of real estate	1.1	56.8	111.5
Investment management, property services, and research fees (includes $26.1, $15.3, and $12.0 million of related party fees, respectively)	40.7	45.3	42.9
Loan purchases, loan originations, and other	—	—	15.2
Total revenue	569.7	772.4	801.8
Expenses
Rental	152.9	160.8	151.2
Hotel	60.1	121.5	100.3
Cost of real estate sold	1.2	52.5	80.2
Commission and marketing	3.8	5.9	7.2
Compensation and related (includes $30.2, $37.1, and $38.4 of share-based compensation)	151.8	168.8	177.2
General and administrative	42.4	50.8	42.2
Depreciation and amortization	187.6	206.1	212.5
Total expenses	599.8	766.4	770.8
Income from unconsolidated investments, net of depreciation and amortization	179.7	78.7	77.8
Gain on sale of real estate, net	434.4	371.8	226.7
Gain on sale of business	—	40.4	—
Acquisition-related expenses	(6.8)	(1.7)	(4.4)
Interest expense	(215.1)	(238.2)	(217.7)
Other income	0.4	13.1	8.3
Income before (provision for) benefit from income taxes	362.5	270.1	121.7
(Provision for) benefit from income taxes	(41.4)	(58.0)	16.3
Net income	321.1	212.1	138.0
Net income attributable to the noncontrolling interests	(94.4)	(62.1)	(37.5)
Preferred dividends and accretion of preferred stock issuance costs	(2.6)	—	—
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$224.1	$150.0	$100.5
Basic Earnings per share
Income per basic	$1.60	$1.04	$0.83
Weighted average shares outstanding for basic	139,729,573	142,895,472	119,147,192
Diluted Earnings per share
Income per diluted	$1.58	$1.04	$0.83
Weighted average shares outstanding for diluted	141,501,323	144,753,421	119,147,192
Dividends declared per common share	$0.85	$0.78	$0.70

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in millions)

	Year ended December 31,
	2019	2018	2017

Net income	$321.1	$212.1	$138.0
Other comprehensive income, net of tax:
Unrealized gain on marketable securities	—	—	0.2
Unrealized foreign currency translation (loss) gain	(13.3)	(62.6)	155.3
Amounts reclassified out of AOCI during the year	10.4	13.2	2.0
Unrealized currency derivative contracts gain (loss)	38.7	38.3	(68.3)
Unrealized loss on interest rate swaps	(0.7)	—	—
Total other comprehensive income (loss) for the year	35.1	(11.1)	89.2

Comprehensive income	356.2	201.0	227.2
Comprehensive income attributable to noncontrolling interests	(105.0)	(65.4)	(124.2)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$251.2	$135.6	$103.0

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Dollars in millions, except share amounts)
Year Ended December 31, 2019

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2018	—	$—	143,205,394	$—	$1,744.6	$(56.4)	$(441.5)	$184.5	$1,431.2
Cumulative preferred stock	300,000	295.2	—	—	—	—	—	—	295.2
Restricted stock grants (RSG)	—	—	64,458	—	—	—	—	—	—
Shares retired due to RSG Vesting	—	—	(764,909)	—	(16.4)		—	—	(16.4)
Shares retired due to common stock repurchase program	—	—	(221,834)	—	(3.9)	(0.4)	—	—	(4.3)
Stock based compensation	—	—	—	—	30.2	—	—	—	30.2
Other comprehensive income (loss):
Unrealized foreign currency translation losses, net of tax	—	—	—	—	—	—	(4.3)	10.6	6.3
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	29.3	—	29.3
Unrealized loss on interest rate swaps	—	—	—	—	—	—	(0.7)	—	(0.7)
Common stock dividends	—	—	—	—	—	(121.1)	—	—	(121.1)
Preferred stock dividends	—	—	—	—	—	(2.6)	—	—	(2.6)
Net income	—	—	—	—	—	226.7	—	94.4	321.1
Contributions from noncontrolling interests	—	—	—	—	—	—	—	15.0	15.0
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(264.0)	(264.0)
Balance, December 31, 2019	300,000	$295.2	142,283,109	$—	$1,754.5	$46.2	$(417.2)	$40.5	$1,719.2

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Dollars in millions, except share amounts)
Year Ended December 31, 2018

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2017	—	$—	151,561,284	$—	$1,883.3	$(90.6)	$(427.1)	$211.9	$1,577.5
Shares forfeited	—	—	(30,100)	—	—	—	—	—	—
Restricted stock grants (RSG)	—	—	1,524,383	—	—	—	—	—	—
Shares retired due to RSG Vesting	—	—	(486,032)	—	(8.8)	—	—	—	(8.8)
Shares retired due to common stock repurchase program	—	—	(9,364,141)	—	(167.0)	(2.1)	—	—	(169.1)
Stock based compensation	—	—	—	—	37.1	—	—	—	37.1
Other comprehensive income (loss)
Unrealized foreign currency translation losses, net of tax	—	—	—	—	—	—	(47.5)	3.3	(44.2)
Unrealized foreign currency derivative contract gain, net of tax	—	—	—	—	—	—	33.2	—	33.2
Unrealized losses on marketable securities	—	—	—	—	—	—	(0.1)	—	(0.1)
Common stock dividends	—	—	—	—	—	(113.7)	—	—	(113.7)
Net income	—	—	—	—	—	150.0	—	62.1	212.1
Contributions from noncontrolling interests	—	—	—	—	—	—	—	23.2	23.2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(116.0)	(116.0)
Balance, December 31, 2018	—	$—	143,205,394	$—	$1,744.6	$(56.4)	$(441.5)	$184.5	$1,431.2

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Equity
(Dollars in millions, except share amounts)
Year Ended December 31, 2017

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2016	—	$—	115,740,906	$—	$1,231.4	$(112.2)	$(71.2)	$1,295.1	$2,343.1
Cumulative effect of ASU 2016-09 adoption	—	—	—	—	—	9.3	—	—	9.3
Shares forfeited	—	—	(57,000)	—	—	—	—	—	—
Restricted stock grants (RSG)	—	—	1,756,750	—	—	—	—	—	—
Shares retired due to RSG Vesting	—	—	(1,460,251)		(37.9)	—	—	—	(37.9)
Shares retired due to common stock repurchase program	—	—	(1,645,816)	—	(29.1)	(0.8)	—	—	(29.9)
KWE Acquisition	—	—	37,226,695	—	680.7	—	(358.4)	(1,145.5)	(823.2)
Stock based compensation	—	—	—	—	38.2	—	—	—	38.2
Other comprehensive income (loss)
Unrealized foreign currency translation gains, net of tax	—	—	—	—	—	—	52.0	106.4	158.4
Unrealized foreign currency derivative contract loss, net of tax	—	—	—	—	—	—	(49.7)	(19.7)	(69.4)
Unrealized gains on marketable securities	—	—	—	—	—	—	0.2	—	0.2
Common stock dividends	—	—	—	—	—	(87.4)	—	—	(87.4)
Net income	—	—	—	—	—	100.5	—	37.5	138
Acquisition of Kennedy Wilson Europe (KWE) shares from noncontrolling interest holders	—	—	—	—	—	—	—	(3.3)	(3.3)
Contributions from noncontrolling interests, excluding KWE	—	—	—	—	—	—	—	47.4	47.4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(106.0)	(106.0)
Balance, December 31, 2017	—	$—	151,561,284	$—	$1,883.3	$(90.6)	$(427.1)	$211.9	$1,577.5

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$321.1	$212.1	$138.0
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain from sale of real estate	(434.3)	(376.1)	(258.0)
Gain on sale of a business	—	(40.4)	—
Depreciation and amortization	187.6	206.1	212.5
Above/below and straight-line rent amortization	(4.6)	(14.6)	(10.2)
Provision for (benefit from) deferred income taxes	26.7	39.3	(24.5)
Amortization of loan fees	9.3	13.5	12.3
Amortization of discount and accretion of premium on senior notes payable	1.6	1.7	0.4
Unrealized net (gains) losses on derivatives	(5.9)	(11.7)	11.1
Income from unconsolidated investments	(179.7)	(78.7)	(77.8)
Accretion of interest income on loans	(0.1)	(0.6)	(12.1)
Stock compensation expense	30.2	37.1	38.2
Deferred compensation	3.8	—	—
Operating distributions from unconsolidated investments	74.1	61.4	85.7
Operating distributions from loans	—	0.6	6.4
Change in assets and liabilities:
Accounts receivable	1.0	1.9	(13.9)
Other assets	(25.8)	(0.6)	(6.1)
Accrued expenses and other liabilities	(24.5)	42.1	(29.0)
Net cash (used in) provided by operating activities	(19.5)	93.1	73.0
Cash flows from investing activities:
Issuance of loans	(2.7)	(2.2)	—
Proceeds from collection of loans	0.6	5.8	16.9
Net proceeds from sale of consolidated real estate	701.0	1,386.1	659.1
Net proceeds from sale of a business	—	43.4	—
Purchases of consolidated real estate	(210.9)	(355.8)	(567.6)
Capital expenditures to real estate	(191.1)	(216.0)	(246.7)
Nonrefundable escrow deposits	—	(5.0)	—
Investment in marketable securities	—	(0.2)	(0.8)
Proceeds from sale of marketable securities	—	7.4	1.1
Investing distributions from unconsolidated investments	115.0	63.7	133.4
Contributions to unconsolidated investments	(266.0)	(396.1)	(79.9)
Proceeds from settlement of foreign currency derivative contracts	33.4	10.7	(2.8)
Purchases of foreign currency derivative contracts	—	(0.6)	(0.4)
Additions to development project asset	(1.2)	(29.1)	(19.4)
Proceeds from development project asset	4.2	81.0	36.9
Net cash provided by (used in) investing activities	182.3	593.1	(70.2)
Cash flow from financing activities:
Borrowings under senior notes payable	—	246.6	—
Repayment of senior notes payable	—	—	(55.0)
Costs associated with KWE Transaction	—	—	(55.8)
Borrowings under line of credit/term loan	125.0	225.0	800.0
Repayment of line of credit/term loan	(200.0)	(450.0)	(500.0)
Borrowings under mortgage debt	488.6	725.0	848.3
Repayment of mortgage debt	(391.4)	(866.8)	(684.7)
Payment of loan fees	(4.8)	(9.5)	(9.5)
Repurchase of common stock	(20.7)	(177.9)	(67.7)
Issuance of preferred stock	295.2	—	—
Cash paid to acquire noncontrolling interest in KWE	—	—	(719.8)
Common stock dividends paid	(114.9)	(111.2)	(59.2)
Preferred stock dividends paid	(2.6)	—	—
KWE closing dividend	—	(17.2)	—
Repayment of shareholder loans to noncontrolling interests	(11.2)	—	—
Acquisition of noncontrolling interests	—	—	(3.3)
Contributions from noncontrolling interests	15.0	23.2	47.4
Distributions to noncontrolling interests	(264.0)	(116.0)	(106.0)
Net cash used in financing activities	(85.8)	(528.8)	(565.3)
Effect of currency exchange rate changes on cash and cash equivalents	8.9	(20.7)	28.1
Net change in cash and cash equivalents	85.9	136.7	(534.4)
Cash and cash equivalents, beginning of year	488.0	351.3	885.7
Cash and cash equivalents, end of year	$573.9	$488.0	$351.3

See accompanying notes to consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Consolidated Statements of Cash Flows (continued)
(Dollars in millions)

Supplemental cash flow information:

	Year ended December 31,
(Dollars in millions)	2019	2018	2017
Cash paid for:
Interest(1)(2)	$211.1	$225.3	$206.7
Income taxes(3)	20.6	6.6	16.1
(1) $3.5 million, $6.9 million, and $38.5 million attributable to noncontrolling interests for the years ended December 31, 2019, 2018, and 2017.
(2) Excludes $3.8 million and $3.9 million of capitalized interest for the years ended December 31, 2019 and 2018. None during the year ended December 31, 2017.
(3) $12.0 million attributable to noncontrolling interests for the year ended December 31, 2017, none during the years ended December 31, 2019 and 2018.

As of December 31, 2019, 2018, and 2017 we have $54.5 million, $88.0 million, and $43.6 million, respectively, of restricted cash, which is included in cash and cash equivalents, that primarily relates to lender reserves associated with consolidated mortgages that we hold on properties as well as escrow deposits associated with acquisitions and dispositions.  These reserves typically relate to interest, tax, insurance and future capital expenditures at the properties.

Supplemental disclosure of non-cash investing and financing activities:
Due to the adoption of ASU 2016-02 on January 1, 2019, the Company has recorded a right of use asset and a corresponding lease liability of $13.6 million, which is recorded as a component of other assets and accrued expenses, respectively, in the accompanying consolidated balance sheets.

During the year ended December 31, 2019, the Company deconsolidated its interests in the State Street office building, Capital Dock office buildings and Capital Dock residential tower in Dublin, Ireland that were previously consolidated in the Company’s financial statements. The portion of the Company's share of real estate, mortgage loan and other balance sheet items were removed from the consolidated balance sheet. These items along with an increase of $125.5 million to unconsolidated investments were all recorded as non-cash activity.

During the year ended December 31, 2019, the Company sold a 20% interest across three assets in Dublin, Ireland comprising 468 multifamily units into the joint venture with AXA that were previously wholly owned by the Company. As the Company no longer controlled the assets it deconsolidated its interests in these assets. The portion of the Company's share of real estate, mortgage loan and other balance sheet items were removed from the consolidated balance sheet. The Company has approximately $23 million as part of cashflows received from investing activity relating to the 20% interest it sold. The remaining 80% of these items along with an increase of $92.2 million to unconsolidated investments were all recorded as non-cash activity.

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

Kennedy-Wilson Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017
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

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION — The consolidated financial statements include the accounts of Kennedy Wilson and voting interest entities which it controls. All intercompany balances and transactions have been eliminated in consolidation. In addition, Kennedy Wilson evaluates its relationships with other entities to identify whether they are variable interest entities ("VIE") as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 810 – Consolidation and to assess whether it is the primary beneficiary of such entities. In determining whether Kennedy Wilson is the primary beneficiary of a VIE, qualitative and quantitative factors are considered, including, but not limited to: the amount and characteristics of Kennedy Wilson's investment; the obligation or likelihood for Kennedy Wilson to provide financial support; Kennedy Wilson's ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of Kennedy Wilson. Significant judgments related to these determinations include estimates about the future fair values and performance of real estate held by these VIEs and general market conditions.
Kennedy Wilson Europe Real Estate Plc ("KWE") Transaction ("KWE Transaction")
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
The KWE Transaction was accounted for in accordance with ASC Subtopic 810, Consolidation-Overall-Changes in Parent’s Ownership Interest in a Subsidiary (ASC 810). Because the Company controlled KWE before the transaction and has maintained such control after the transaction, the change in the Company’s ownership interest in KWE was accounted for as an equity transaction and no gain or loss was recognized in the Company’s consolidated statements of income resulting from the KWE Transaction. Transaction costs associated with the acquisition were recorded as a reduction of equity as well.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

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
Commissions primarily consist of acquisition and disposition fees, auction and real estate sales commissions, leasing commissions, and consulting fees. Acquisition and disposition fees are earned for identifying and closing investments on behalf of investors and are based on a fixed percentage of the acquisition or disposition price, as applicable. Acquisition and disposition fees are recognized upon the successful completion of an acquisition or disposition after all required services have been performed. In the case of auction and real estate sales commissions, the revenue is generally recognized when escrow closes. In accordance with the guidelines established for Reporting Revenue Gross as a Principal versus Net as an Agent in the ASC Topic 606, Kennedy Wilson records commission revenues and expenses on a gross basis. Of the criteria listed in ASC Topic 606, Kennedy Wilson is the primary obligor in the transaction, does not have inventory risk, performs all or part of the service, has credit risk, and has wide latitude in establishing the price of services rendered and discretion in selection of agents and determination of service specifications. Leasing fees that are payable upon tenant occupancy, payment of rent or other events beyond Kennedy Wilson's control are recognized upon the occurrence of such events.
Sales of real estate are recognized when title to the real property passes to the buyer and there is no continuing involvement in the real property. ASC Subtopic 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, was also adopted effective January 1, 2018. Management concluded that the new standard did not have a significant impact on the amount, timing or classification of real estate sales in the financial statements or related disclosures. This conclusion was based on the Company's current business mix and general approach to sales of real estate which are generally completed without seller financing or continuing involvement that would indicate that a performance obligation is not met at the time the transaction closes. With the adoption of ASC Subtopic 610-20, the Company recognizes the entire gain attributed to contributions of real estate properties to unconsolidated entities.
Interest income from investments in loans acquired at a discount are recognized using the effective interest method. Interest income from investments in loans which Kennedy Wilson originates are recognized at the stated interest rate. When a loan or loans are acquired with deteriorated credit quality primarily for the rewards of collateral ownership, such loans are accounted for as loans until Kennedy Wilson is in possession of the collateral. However, accrual of income is not recorded during the conversion period under ASC Subtopic 310-30-25 Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Income is recognized to the extent that cash is received from the loan.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

Additionally, Kennedy Wilson elected the fair value option for 31 investments in unconsolidated investment entities ("FV Option" investments). Due to the nature of these investments, Kennedy Wilson elected to record these investments at fair value in order to report the change in value in the underlying investments in the results of our current operations.
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
The Company has concluded that performance fees to the Company, based on cumulative fund performance to-date, represent carried interests. For equity method investments, these fees are included as a component of the income reported from the underlying equity method investee and for equity method investments where the fair value option has been elected, these fees are included in the determination of fair value under Topic 820, Fair Value Measurement. Effective January 1, 2018, in connection with the adoption of Topic 606 the Company changed its policy for recognition and measurement of performance fees. This accounting policy change did not change the timing or amount of income recognized related to performance fees. Prior to this accounting method change, the performance-based component of the fees was recognized within investment management, property services and research fees in the Consolidated Statements of Income. Under the equity method of accounting and fair value election, the Company now recognizes its allocation of performance fees along with its share of income or loss proportionate to the Company’s equity ownership in each applicable investment and fair value changes, as a component of income from unconsolidated investments. The Company has accounted for this change by full retrospective application and prior periods presented have been recast. During the years ended December 31, 2019 and 2018, there were $36.3 million and $27.4 million, respectively of performance fees recorded as a component of income from unconsolidated investments. During the year ended December 31, 2017, there was $8.8 million of performance fee allocations which were previously presented as a component of investment management, property services and research fees and have been reclassified to income from unconsolidated investments in the current year presentation.
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
FAIR VALUE MEASUREMENTS — Kennedy Wilson accounts for fair value measurements of financial assets and financial liabilities and for fair value measurements of non-financial items that are recognized or disclosed at fair value in the financial statements on a recurring basis under the provisions of Topic 820. Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When estimating fair value in the absence of an orderly transaction between market participants, valuations of real estate are based on management estimates of the real estate assets using income and market approaches. The indebtedness securing the real estate and the investments in debt securities are valued, in part, based on third party valuations and management estimates also using an income approach.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

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

FOREIGN CURRENCIES — The financial statements of Kennedy Wilson's subsidiaries located outside the United States are measured using the local currency as this is their functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, and income and expenses are translated at the average monthly rate. The foreign currencies include the euro and the British pound sterling. Cumulative translation adjustments, to the extent not included in cumulative net income, are included in the consolidated statement of equity as a component of accumulated other comprehensive income.
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
GOODWILL — Goodwill results from the difference between the purchase price and the fair value of net assets acquired based upon the purchase method of accounting for business combinations. In accordance with ASC Subtopic 350-20, Accounting for Goodwill, goodwill is reviewed for impairment on an annual basis. The Company performs its annual review of impairment at year end and when a triggering event occurs between annual year end reviews. As a result of the evaluation performed as described above, Kennedy Wilson has determined that there was no impairment of goodwill as of December 31, 2019, 2018 and 2017.
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
LONG-LIVED ASSETS — Kennedy Wilson reviews its long-lived assets (excluding goodwill) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Subtopic 360-10, Impairment of Long-Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are presented separately in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of the assets to be disposed of are classified as held for sale and would be presented separately in the appropriate asset and liability sections of the balance sheet.
ACCOUNTS RECEIVABLE — Accounts receivable are recorded at the contractual amount as determined by the underlying agreements and do not bear interest. An allowance for doubtful accounts is provided when Kennedy Wilson determines there are probable credit losses in Kennedy Wilson’s existing accounts receivable and is determined based on historical experience. Kennedy Wilson reviews its accounts receivable for probable credit losses on a quarterly basis. As of December 31, 2019, Kennedy Wilson had an immaterial allowance for doubtful accounts. During the years ended December 31, 2019 and 2018, we had an immaterial amount of bad debt expense recorded as a reduction in rental revenue in accordance with ASC 842.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

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
SHARE-BASED PAYMENT ARRANGEMENTS — Kennedy Wilson accounts for its share-based payment arrangements under the provisions of ASC Subtopic 718-10, Share-Based Payments. Compensation cost for employee service received in exchange for an award of equity instruments is based on the grant-date fair value of the share-based award that is ultimately settled in equity of Kennedy Wilson. The cost of employee services is recognized over the period during which an employee provides service in exchange for the share-based payment award. Share-based payment arrangements with only services conditions that vest ratably over the requisite service period are recognized on the straight-line basis and performance awards that vest ratably are recognized on a tranche by tranche basis over the performance period.
INCOME TAXES — Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In accordance with Accounting for Uncertainty in ASC Subtopic 740-10, Income Taxes, Kennedy Wilson recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
Kennedy Wilson records interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses.
RECENT ACCOUNTING PRONOUNCEMENTS — ASC Topic 606 has a five step model to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. The model identifies the contract, any separate performance obligations in the contract, determines the transaction price, allocates the transaction price and recognizes revenue when the performance obligations are satisfied. On January 1, 2018, Kennedy Wilson adopted ASC Topic 606 and ASC Subtopic 610-20 transition guidance. See discussion above in revenue recognition for more detail.
Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), and other related follow-on ASUs issued in connection with ASC Topic 842, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors).
Lessees

•
The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. The Company identified no significant direct financing leases and as operating leases, the Company will continue to report lease expense on a straight-

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today.

•
Due to the adoption of ASU 2016-02 the Company has recorded a right of use asset and a corresponding lease liability of $13.6 million, which is recorded as a component of other assets, net and accrued expenses, respectively, in the accompanying consolidated balance sheets. The average remaining lease term is 80 years and weighted average discount rate is 3% as of December 31, 2019.

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
On January 1, 2017, Kennedy Wilson adopted ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting under the modified retrospective approach and recorded the cumulative impact of the accounting change through a reduction to the accumulated deficit of $9.3 million. This amount represents the cumulative excess tax benefits related to share-based compensation as of December 31, 2016 which had not been reflected as a deferred tax asset. As a result of adoption of ASU 2016-09, the excess tax benefits were reclassified to net operating loss carryover, resulting in an increase in our deferred tax asset by $9.3 million as of January 1, 2017.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight classification issues related to the statement of cash flows: (a) debt prepayment or debt extinguishment costs, (b) settlement of zero-coupon bonds, (c) contingent consideration payments made after a business combination (d) proceeds from the settlement of insurance claims, (e) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (f) distributions received from equity method investees, (g) beneficial interests in securitization transactions, and (h) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is required to be adopted for public entities for fiscal years beginning after December 15, 2017. The adoption of this standard did not have a significant impact on Kennedy Wilson's consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies how restricted cash and restricted cash equivalents should be presented on the statement of cash flows. The new guidance requires entities to include restricted cash and restricted cash equivalents as a component of the beginning and ending cash and cash equivalent balances on the statement of cash flows. ASU 2016-18 is required to be adopted for public entities for fiscal years beginning after December 15, 2017. The adoption of this standard did not have a significant impact on Kennedy Wilson's consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU clarifies the definition of a business. The three elements of a business (inputs, processes, and outputs) has not changed, however, the amendment provides a framework to assist entities in evaluating whether these elements are present. The amended framework did not have a materially impact the Company’s financial statements. However, the amendment also includes a provision that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. Therefore, real estate acquisitions generally will no longer be considered a business and consequently not be accounted for under ASC Topic 805, Business Combinations. The Company has evaluated the likely impacts noting that (1) acquisition related costs will no longer be expensed as incurred and (2) regardless of the market value of a property at the acquisition date, acquisition related gains will no longer be recorded. ASU 2017-01 is required to be adopted for public entities for fiscal years beginning after December 15, 2017. The adoption of this standard did not have a material impact on Kennedy Wilson's consolidated financial statements, except that going forward the Company will no longer record acquisition related gains when acquiring controlling interests in real estate investments that are deemed asset acquisitions and the Company will now capitalize acquisition-related costs on completed transactions.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which requires an entity to no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. ASU 2017-04 is required to be adopted for public entities that are SEC filers, for annual and interim periods in fiscal years beginning after December 15, 2019. The Company does not expect the ASU to have a significant impact on Kennedy Wilson's consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which changes the recognition and presentation requirements of hedge accounting, including: eliminating the requirement to separately measure and report hedge ineffectiveness, and presenting all items that affect earnings in the same income statement line item as the hedged item. The ASU also provides new alternatives for (a) applying hedge accounting to additional hedging strategies, (b) measuring the hedged item in fair value hedges of interest rate risk, (c) reducing the cost and complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method, and (d) reducing the risk of material error correction if a company applies the shortcut method inappropriately. This ASU is effective for public business entities, for annual and interim periods in fiscal years beginning after December 15, 2018. The adoption of this standard did not have a material impact on Kennedy Wilson's consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This ASU is effective for all entities, for annual and interim periods in fiscal years beginning after December 15, 2018. The adoption of this standard did not have a material impact on Kennedy Wilson's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in topic 820, Fair Value Measurement, including: the removal of valuation processes for Level 3 fair value measurements. The ASU also adds new requirements including (a) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring level 3 fair value measurements and (b) the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements. This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2019. The Company does not expect the adoption of this standard to have a material impact on Kennedy's Wilson's consolidated financial statements.
In June 2016, the FASB updated ASC Topic 326 Financial Instruments - Credit Losses with ASU 2016-13 Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better inform credit loss estimates. This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2019. In addition, in November 2018 the FASB issued ASU 2018-19, which clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. The Company does not expect the adoption of this standard to have a material impact on Kennedy's Wilson's consolidated financial statements.
The FASB did not issue any other ASUs during the year ended December 31, 2019 that the Company expects to be applicable and have a material impact on the Company's financial position or results of operations.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

NOTE 3—REAL ESTATE AND ACQUIRED IN PLACE LEASE VALUE
The following table summarizes the Company's investment in consolidated real estate properties at December 31, 2019 and 2018:

	December 31,
(Dollars in millions)	2019	2018
Land	$1,330.6	$1,371.3
Buildings	3,630.4	3,958.4
Building improvements	469.5	652.0
Acquired in-place lease values	352.9	344.4
	5,783.4	6,326.1
Less accumulated depreciation and amortization	(703.2)	(623.6)
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	$5,080.2	$5,702.5

Real property, including land, buildings, and building improvements, are included in real estate and are generally stated at cost.  Buildings and building improvements are depreciated on the straight-line method over their estimated lives not to exceed 40 years. Acquired in-place lease values are recorded at their estimated fair value and depreciated over their respective weighted-average lease term which was 7.1 years at December 31, 2019.
Depreciation and amortization expense on buildings, building improvements and acquired in-place lease values for the years ended December 31, 2019, 2018 and 2017 was $173.4 million, $190.3 million and $198.9 million, respectively.

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
During the year ended December 31, 2019, Kennedy Wilson acquired the following consolidated properties:

(Dollars in millions)		Purchase Price Allocation at Acquisition(1)
Location	Description	Land	Building	Acquired in-place lease values(2)	Investment debt	KWH Shareholders' Equity
Western U.S.	One multifamily property and one commercial property	$39.9	$123.0	$37.2	$112.2	$87.9
United Kingdom	One commercial property and one industrial property	29.0	39.2	2.9	58.6	12.5
Ireland	One commercial property	7.2	31.7	3.4	44.0	(1.7)
		$76.1	$193.9	$43.5	$214.8	$98.7
(1) Excludes net other assets.
(2) Above- and below-market leases are included in other assets, net and accrued expenses and other liabilities.

During the year ended December 31, 2018, Kennedy Wilson acquired the following consolidated properties:

(Dollars in millions)		Purchase Price Allocation at Acquisition(1)
Location	Description	Land	Building	Acquired in-place lease values(2)	Investment debt	KWH Shareholders' Equity
Western U.S.	Five multifamily properties, three land development and one commercial property	$72.1	$167.5	$1.2	$145.8	$95.0
United Kingdom	One residential property	4.2	—	—	—	4.2
Ireland	One multifamily	11.1	96.0	2.1	61.3	47.9
		$87.4	$263.5	$3.3	$207.1	$147.1
(1) Excludes net other assets.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

(2) Above- and below-market leases are included in other assets, net and accrued expenses and other liabilities.
Gains on Real Estate
During the years ended December 31, 2019, 2018 and 2017, Kennedy Wilson recognized the following net gains on sale of real estate. Included in the net gains for December 31, 2018 is an impairment loss on a vacated office building in the United Kingdom which was subsequently sold.

(Dollars in millions)		Gain on sale of real estate
Year ended December 31,	Description	Consolidated(1)	NCI	Net of NCI
2019	11 commercial properties and one hotel in the United Kingdom, one hotel in Ireland, 10 Spanish retail properties, five retail properties, one hotel, and one multifamily property in the Western United States, and the deconsolidation of previously consolidated real estate as discussed below	$434.9	$116.7	$318.2
2018	26 commercial properties in United Kingdom, three commercial properties in Ireland, two commercials properties in Italy, six multifamily properties in Ireland, three multifamily properties in Western United States, and one residential property in Ireland, and one residential property in Western United States	369.6	70.6	299.0
2017	Three multifamily properties and one retail center in the Western U.S., one commercial development and three commercial properties in Ireland, one residential property in the United Kingdom, 25 commercial properties across the United Kingdom and Ireland, two condo unit sales in Spain and a residential property in Spain	258.0	43.3	214.7
(1) Includes sale of real estate and cost of real estate sold, which are presented net in the table above.

Deconsolidation of previously consolidated real estate
AXA Investment Managers - Real Assets ("AXA") and the Company established a joint venture platform ("AXA Joint Venture") during 2018 targeting multifamily and office assets in Ireland. As of December 31, 2019, the AXA Joint Venture consists of 2,270 multifamily units and 391,000 square feet of office space across 12 assets in Dublin, Ireland. These assets were previously wholly owned by the Company or were held with a different equity partner (held in 50/50 joint ventures) that were previously consolidated in the Company’s financial statements.
As the Company does not control the AXA Joint Venture, the assets are no longer consolidated and its investment with AXA is accounted for under the equity method. The Company has elected the fair value option on its interest in the joint venture and records the investment at fair value. The Company continues to hold a 50% ownership interest in the assets discussed above through its ownership in the AXA Joint Venture.
There are two assets in the AXA Joint Venture in which the Company has an 80% ownership interest as of December 31, 2019. The Company sold a 20% interest in these assets in December 2019 and as a result, the Company no longer controlled these assets due to substantive participating rights held by AXA. Accordingly, subsequent to the sale, these investments are accounted for under the equity method and the Company has elected the fair value option on its 80% ownership interest in these assets. In January 2020, the Company sold an additional 30% ownership interest in these two assets and currently holds all assets within the AXA Joint Venture at 50% ownership interest. The sale of the additional 30% will be treated as a distribution and a reduction in our basis in these unconsolidated investments with no gain or loss recognized as these assets were already deconsolidated.
Under ASC Subtopic 610-20, due to the deconsolidation of the assets discussed above, the Company recognized a gain of $317.8 million through gain on sale of real estate, net, of which the Company's share, net of noncontrolling interest, was $212.4 million for the year ended December 31, 2019. During the year ended December 31, 2018 the Company recognized a gain of $169.5 million through gain on sale of real estate, net, of which the Company's share, net of noncontrolling interest, was $102.7 million. Additionally, as such investments have been sold, the related accumulated other comprehensive income associated with foreign currency translation adjustments and hedged derivative instruments have been recognized in the consolidated statements of income.
Leases

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

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
The following table summarizes the minimum lease payments due from the Company's tenants on leases with lease periods greater than one year at December 31, 2019:

(Dollars in millions)	Minimum
Rental Revenues(1)
2020	223.0
2021	222.1
2022	205.7
2023	169.2
2024	139.7
Thereafter	672.9
Total	$1,632.6
(1) These amounts do not reflect future rental revenues from the renewal or replacement of existing leases, rental increases that are not fixed and exclude reimbursements of rental expenses.

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
Joint Venture and Fund Holdings
The following table details Kennedy Wilson's investments in joint ventures by investment type and geographic location as of December 31, 2019:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$230.5	$78.1	$72.8	$139.6	$246.8	$767.8
Ireland	378.7	139.4	—	—	—	518.1
United Kingdom	—	48.7	—	—	—	48.7
Total	$609.2	$266.2	$72.8	$139.6	$246.8	$1,334.6

The following table details the Kennedy Wilson's investments in joint ventures by investment type and geographic location as of December 31, 2018:

(Dollars in millions)	Multifamily	Commercial	Hotel	Funds	Residential and Other	Total
Western U.S.	$184.1	$47.0	$70.9	$102.5	$193.8	$598.3
Ireland	216.5	35.2		—	—	251.7
United Kingdom	—	9.9		—	—	9.9
Total	$400.6	$92.1	$70.9	$102.5	$193.8	$859.9
During the year ended December 31, 2019, the change in unconsolidated investments primarily relates to $266.0 million of cash contributions to unconsolidated investments, $218.0 million of non-cash contributions to unconsolidated investments, $189.1 million of distributions from unconsolidated investments, $179.7 million of income from unconsolidated investments with the remainder relating to other items which primarily related to foreign exchange movements as described in more detail below.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

As of December 31, 2019 and December 31, 2018, $1,107.4 million and $662.2 million of unconsolidated investments were accounted for at fair value. See Note 5 for more detail.
Contributions to Joint Ventures
During the year ended December 31, 2019, Kennedy Wilson contributed $266.0 million to joint ventures, primarily for separate account arrangements for three office properties, four multifamily properties and three note investments in the Western United States, one office property in the United Kingdom, and contributions to Kennedy Wilson Real Estate Fund VI, LP ("Fund VI") and existing development projects in Ireland and Hawaii.
In addition to the cash contributions during the year ended December 31, 2019, the deconsolidation and contribution to the AXA Joint Venture of the State Street office building, Capital Dock office buildings, Capital Dock residential tower, Vantage residential towers and Alto Vetro residential building in Dublin, Ireland, comprised the $218.0 million of non-cash contributions.
Distributions from Joint Ventures
The following table details cash distributions by investment type and geographic location for the year ended December 31, 2019:

	Multifamily		Commercial		Funds		Residential and Other		Total
(Dollars in millions)	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing	Operating	Investing
Western U.S.	$50.6	$91.5	$3.4	$1.0	$11.2	$13.6	$1.4	$5.1	$66.6	$111.2
Ireland	6.4	—	1.1	3.8	—	—	—	—	7.5	3.8
Total	$57.0	$91.5	$4.5	$4.8	$11.2	$13.6	$1.4	$5.1	$74.1	$115.0

Investing distributions resulted primarily from the sale of three multifamily properties and residential lots in the Western United States. Operating distributions resulted operating cash flow generated by the joint venture investments.
Income from Unconsolidated Investments
The following table presents income from unconsolidated investments recognized by Kennedy Wilson during the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(Dollars in millions)	2019	2018	2017
Income from unconsolidated investments - operating performance	$35.5	$18.8	$16.4
Income from unconsolidated investments - realized gains	53.5	22.1	14.0
Income from unconsolidated investments - fair value	64.7	10.4	38.6
Income from unconsolidated investments - performance fees	36.3	27.4	8.8
Income from unconsolidated investments - impairment	(10.3)	—	—
	$179.7	$78.7	$77.8

Operating performance is related to underlying performance from unconsolidated investments. Realized gains are related to asset sales primarily from the sale of three multifamily properties in the Western United States. Fair value gains and performance fees are primarily related to resyndications under the Company's VHH partnership, cap rate compression, asset sales, and improved property performance by the Company's FV Option investments and investments held within the Funds managed by the Company. The fair value gains were partially offset by foreign exchange fair value losses on multifamily and development joint ventures in Ireland. Additionally, during the year ended December 31, 2019, the Company recorded an other than temporary impairment loss on a residential project in the Western United States owned by an unconsolidated investment.
Vintage Housing Holdings ("VHH")
As of December 31, 2019 and 2018, the carrying value of the Company's investment in VHH was $142.8 million and $101.5 million, respectively. Fair value gains in the current period primarily relate to improved property performance and cap rate compression as a result of declines in borrowing rates and conversions. Prior period fair value gains are due to resyndications in which VHH dissolves an existing partnership and recapitalizes into a new partnership with tax exempt bonds and tax credits that are sold to a new tax credit partner and, in many cases, yields cash back to VHH. Upon resyndication, VHH retains a GP

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

interest in the partnership and receives various future streams of cash flows including: development fees, asset management fees, other GP management fees and distributions from operations.
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
Changes in Control
Refer to the description of the AXA Joint Venture in Note 3 for a discussion of the change in control transactions that occurred during the years ended December 31, 2019 and 2018. As of December 31, 2019 and 2018, the carrying value of the Company's investment in AXA Joint Venture was $479.4 million and $209.2 million, respectively.
There was no such activity in 2017.

Meyers Research Sale
In December 2018, Kennedy Wilson sold Meyers Research for $48.0 million and recognized a gain on sale of business of $40.4 million. Kennedy Wilson used part of the proceeds from such sale to reinvest $15.0 million for an 11% ownership interest in a new partnership between Meyers Research and another premiere residential real estate construction service company. Kennedy Wilson no longer controls Meyers Research and treats the investment as an unconsolidated investment.

NOTE 5—FAIR VALUE MEASUREMENTS AND THE FAIR VALUE OPTION
The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2019:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$1,107.4	$1,107.4
Net currency derivative contracts	—	(34.7)	—	(34.7)
Total	$—	$(34.7)	$1,107.4	$1,072.7

The following table presents fair value measurements (including items that are required to be measured at fair value and items for which the fair value option has been elected) as of December 31, 2018:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
Unconsolidated investments	$—	$—	$662.2	$662.2
Net currency derivative contracts	—	(15.8)	—	(15.8)
Total	$—	$(15.8)	$662.2	$646.4

Unconsolidated Investments
Kennedy Wilson elected to use the FV Option for 31 unconsolidated investments to more accurately reflect the timing of the value created in the underlying investments and report those changes in current operations. Kennedy Wilson's investment balance in the FV Option investments was $967.8 million and $559.7 million at December 31, 2019 and 2018, respectively, which are included in unconsolidated investments in the accompanying balance sheets.
Additionally, Kennedy Wilson records its investments in its managed commingled funds (the "Funds") based upon the net assets that would be allocated to its interests in the Funds, assuming the Funds were to liquidate their investments at fair value as of the reporting date. The Company’s investment balance in the Funds was $139.6 million and $102.5 million at December 31, 2019 and 2018, respectively, which is included in unconsolidated investments in the accompanying consolidated balance sheets.
In estimating fair value of real estate held by the Funds and the 31 FV Option investments, the Company considers significant unobservable inputs to be the capitalization and discount rates.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

The following table summarizes the Company's investments in unconsolidated investments held at fair value by type:

(Dollars in millions)	December 31, 2019	December 31, 2018
FV Option	$967.8	$559.7
Funds	139.6	102.5
Total	$1,107.4	$662.2

The following table presents changes in Level 3 investments, investments in investment companies and investments in joint ventures that elected the fair value option, for the years ended December 31:

(Dollars in millions)	2019	2018	2017
Beginning balance	$662.2	$380.7	$356.7
Unrealized and realized gains	154.5	85.4	58.7
Unrealized and realized losses	(27.1)	(34.8)	(1.1)
Contributions	199.3	335.9	59.9
Distributions	(104.2)	(76.3)	(117.0)
Non-cash contributions (distributions), net	222.7	(28.7)	23.5
Ending Balance	$1,107.4	$662.2	$380.7

The change in unrealized and realized gains and losses are included in income from unconsolidated investments in the accompanying consolidated statements of income.
The change in unrealized gains and losses on Level 3 investments during 2019 and 2018 for investments still held as of December 31, 2019 and 2018 were gains of $64.9 million and $9.5 million, respectively.
When estimating fair value on investments, the Company considers significant inputs to be the capitalization and discount rates. The table below describes the range of inputs used as of December 31, 2019 for real estate assets:

Estimated Rates Used For
	Capitalization Rates	Discount Rates
Multifamily	3.75% — 5.13%	5.50% — 8.00%
Office	4.00% — 7.50%	5.00% — 8.50%
Retail	6.50% — 8.50%	8.00% — 10.25%
Hotel	6.00% — 7.75%	8.25% — 10.00%
Residential	N/A	12.00%

In valuing indebtedness, Kennedy Wilson considers significant inputs to be the term of the debt, value of collateral, market loan-to-value ratios, market interest rates and spreads, and credit quality of investment entities. The credit spreads used by Kennedy Wilson for these types of investments range from 1.30% to 3.51%.
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
Currency derivative contracts
Kennedy Wilson uses foreign currency derivative contracts such as forward contracts and options to manage its foreign currency risk exposure against the effects of a portion of its certain non-U.S. dollar denominated currency net investments. Foreign currency options are valued using a variant of the Black-Scholes model tailored for currency derivatives and the foreign currency forward contracts are valued based on the difference between the contract rate and the forward rate at maturity of the underlying currency applied to the notional value in the underlying currency discounted at a market rate for similar risks. Although the Company has determined that the majority of the inputs used to value its currency derivative contracts fall within Level 2 of the fair value hierarchy, the counterparty risk adjustments associated with the currency derivative contracts utilize Level 3 inputs. However, as of December 31, 2019, Kennedy Wilson assessed the significance of the impact of the counterparty valuation

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

adjustments on the overall valuation of its derivative positions and determined that the counterparty valuation adjustments are not significant to the overall valuation of its derivative. As a result, we have determined that our derivative valuation in its entirety be classified in Level 2 of the fair value hierarchy.
Changes in fair value are recorded in other comprehensive income in the accompanying consolidated statements of comprehensive income as the portion of the currency forward and option contracts used to hedge currency exposure of its certain consolidated subsidiaries qualifies as a net investment hedge under ASC Topic 815, Derivatives and Hedging.
The fair value of the derivative instruments held as of December 31, 2019 and 2018 are reported in other assets for hedge assets and included in accrued expenses and other liabilities for hedge liabilities on the accompanying consolidated balance sheet. See Note 14 for a complete discussion on other comprehensive income including currency forward and option contracts and foreign currency translations.
The table below details the currency forward contracts and currency option contracts Kennedy Wilson had as of December 31, 2019:

(Dollars in millions)			December 31, 2019		Year Ended December 31, 2019
Currency Hedged	Underlying Currency	Notional	Hedge Asset	Hedge Liability	Change in Unrealized Gains (Losses)		Realized Gains (Losses)		Cash Received (Paid)
Outstanding
EUR	USD	€175.0	$11.8	$(0.2)	$1.4		$5.9		$—
EUR(1)	GBP	€240.8	—	(41.0)	17.3		—		—
EUR(1)(2)	GBP		—	—	36.8		—		—
GBP	USD	£600.0	20.8	(26.1)	(25.7)		—		—
Total Outstanding			32.6	(67.3)	29.8		5.9		—
Settled
EUR	USD		—	—	2.4		0.1		2.9
GBP	USD		—	—	3.4		—		30.5
Total Settled			—	—	5.8		0.1		33.4
Total			$32.6	$(67.3)	$35.6	(3)	$6.0	(4)	$33.4
(1) Hedge is held by KWE on its wholly-owned subsidiaries.
(2) Relates to KWE's Euro Medium Term Note. See discussion in Note 9.
(3) Excludes deferred tax benefit of $3.1 million.

The gains and (losses) recognized through other comprehensive income (loss) will remain in accumulated other comprehensive income (loss) until the underlying investments they were hedging are substantially liquidated by Kennedy Wilson.

Interest Rate Swaps
During the year ended December 31, 2019, the Company entered into $138.4 million notional of interest rate swaps on some variable rate property-level mortgage loans. Interest rate savings relating to difference in variable rate and fixed interest rates were $0.2 million and are recorded through interest expense and changes in fair value on contracts were a loss of $0.7 million and are recorded to other comprehensive income.
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
Debt liabilities are accounted for at face value plus net unamortized debt premiums and any fair value adjustments as part of business combinations. The fair value as of December 31, 2019 and 2018 for mortgages, KW unsecured debt, and KWE unsecured bonds were estimated to be approximately $5.2 billion and $5.3 billion, respectively, based on a comparison of the yield

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

that would be required in a current transaction, taking into consideration the risk of the underlying collateral and the Company's credit risk to the current yield of a similar security, compared to their carrying value of $5.0 billion and $5.4 billion as of December 31, 2019 and 2018, respectively. The inputs used to value mortgages, KW unsecured debt, and KWE unsecured bonds are based on observable inputs for similar assets and quoted prices in markets that are not active and are therefore determined to be level 2 inputs.

NOTE 6—OTHER ASSETS
Other assets consist of the following:

	December 31,
(Dollars in millions)	2019	2018
Straight line rent	$47.3	$34.6
Hedge assets	32.6	43.7
Loan purchases and originations	29.4	27.8
Above-market leases, net of accumulated amortization of $51.0 million and $48.3 million at December 31, 2019 and 2018, respectively	26.1	37.2
Goodwill	23.9	23.9
Furniture and equipment net of accumulated depreciation of $21.9 and $37.9 at December 31, 2019 and December 31, 2018, respectively	23.7	31.4
Deferred taxes, net	24.4	24.7
Prepaid expenses	14.3	13.7
Right of use asset, net	13.6	—
Leasing commissions, net of accumulated amortization of $4.7 million and $3.3 million at December 31, 2019 and 2018, respectively	11.9	11.5
Other, net of accumulated amortization of $2.0 million and $2.8 million at December 31, 2019 and 2018, respectively	9.0	10.9
Development project asset	3.3	6.6
VAT receivable	2.5	2.3
Deposits	1.7	6.5
Other Assets	$263.7	$274.8

Depreciation and amortization expense related to the above depreciable assets were $14.2 million, $15.8 million, and $13.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Leases
The Company, as a lessee, has three office leases and four ground leases, which qualify as operating leases, with remaining lease terms of 5 to 239 years. The payments associated with office space leases have been discounted using the Company's incremental borrowing rate which is based on collateralized interest rates in the market and risk profile of the associated lease. For ground leases the rate implicit in the lease was used to determine the right of use asset.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted to calculate the right of use asset and related lease liability for its operating leases in which we are the lessee:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

(Dollars in millions)	Minimum
Rental Payments
2020	$1.4
2021	1.4
2022	1.4
2023	0.8
2024	0.4
Thereafter	34.3
Total undiscounted rental payments	39.7
Less imputed interest	(26.1)
Total lease liability	$13.6

During the year ended December 31, 2019 the Company made $2.8 million of cash payments on its operating leases.

NOTE 7—MORTGAGE DEBT

The following table details mortgage debt secured by Kennedy Wilson's consolidated properties as of December 31, 2019 and 2018:

(Dollars in millions)		Carrying amount of mortgage debt as of December 31,(1)
Mortgage Debt by Product Type	Region	2019	2018
Multifamily(1)	Western U.S.	$1,324.7	$1,286.2
Commercial(1)	United Kingdom	514.5	499.6
Commercial	Western U.S.	405.4	385.3
Commercial(1)	Ireland	289.6	438.9
Hotel	Ireland	80.8	82.5
Commercial	Spain	40.3	90.1
Multifamily(1)	Ireland	—	147.8
Hotel	Western U.S.	—	37.9
Mortgage debt (excluding loan fees)(1)		2,655.3	2,968.3
Unamortized loan fees		(14.3)	(18.0)
Total Mortgage Debt		$2,641.0	$2,950.3
(1) The mortgage debt payable balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The net unamortized loan premium as of December 31, 2019 and 2018 was $4.0 million and $1.9 million, respectively.
The mortgage debt had a weighted average interest rate of 3.41% and 3.40% per annum as of December 31, 2019 and 2018, respectively. As of December 31, 2019, 76% of Kennedy Wilson's property level debt was fixed rate, 14% was floating rate with interest caps and 10% was floating rate without interest caps, compared to 73% fixed rate, 17% floating rate with interest caps and 10% floating rate without interest caps, as of December 31, 2018.

Mortgage Loan Transactions and Maturities
During the year ended December 31, 2019, four acquisitions were partially financed with mortgages, two existing mortgages were refinanced, and two existing investments that closed with all equity were subsequently partially financed with mortgage loans. See Note 4 for more detail on the acquisitions and the investment debt associated with them.
The aggregate maturities of mortgage loans subsequent to December 31, 2019 are as follows:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

(Dollars in millions)	Aggregate Maturities
2020(1)	$116.2
2021	167.3
2022	298.0
2023	383.8
2024	201.2
Thereafter	1,484.8
2,651.3
Unamortized debt premium	4.0
Unamortized loan fees	(14.3)
Total Mortgage Debt	$2,641.0

(1) The Company expects to repay the amounts maturing in the next twelve months with new mortgage loans, cash generated from operations, existing cash balances, proceeds from dispositions of real estate investments, or as necessary, with borrowings on our A&R Facility.
NOTE 8—KW UNSECURED DEBT

The following table details KW unsecured debt as of December 31, 2019 and 2018:

	December 31,
(Dollars in millions)	2019	2018
Credit Facility	$—	$75.0
Senior Notes(1)	1,146.1	1,145.3
KW Unsecured Debt	1,146.1	1,220.3
Unamortized loan fees	(14.4)	(18.3)
Total KW Unsecured Debt	$1,131.7	$1,202.0
(1) The senior notes balances include unamortized debt discounts. Debt discounts represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The unamortized debt discount as of December 31, 2019 and 2018 was $3.9 million and $4.7 million, respectively.

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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

total asset value (as defined in the Credit Agreement) and $300,351,000, (vi) a maximum adjusted secured leverage ratio (as defined in the Credit Agreement) of not greater than 55%, measured as of the last day of each fiscal quarter, and (vii) liquidity (as defined in the Credit Agreement) of at least $75.0 million.
As of December 31, 2019, the Company’s was in compliance with all financial covenant calculations. The obligations of the Borrower pursuant to the Credit Agreement are guaranteed by the Company and certain wholly-owned subsidiaries of the Company.
During the year ended December 31, 2019, the Company drew $125.0 million and repaid $200.0 million on the A&R Facility. Of the $200.0 million that was repaid, $125.0 million was related to the revolving line of credit and $75.0 million was related to the term loan facility. The amount repaid on the term loan facility cannot be drawn again. The maximum amount drawn on the A&R Facility at any one point during the year ended December 31, 2019 was $150.0 million. As of December 31, 2019, the Company had no outstanding balance on the A&R Facility with the full $500.0 million available to be drawn under the revolving credit facility.
The average outstanding borrowings under credit facilities was $93.0 million during the year ended December 31, 2019.

2024 Notes
On March 2, 2018, Kennedy Wilson, Inc., (the "Issuer") completed an additional offering of $250 million aggregate principal amount of 5.875% senior notes due 2024 ("collectively, with the Initial Notes (as defined below) the 2024 Notes"). The 2024 Notes were issued as additional notes under the indenture pursuant to which the Issuer previously issued $900 million aggregate principal amount of its 5.875% senior notes due 2024 (the "Initial Notes"). The 2024 Notes have substantially identical terms as the Initial Notes and will be treated as a single series with the Initial Notes under the indenture. The 2024 Notes were issued and sold at an offering price of 98.625% of their principal amount, plus accrued and unpaid interest from, and including, October 1, 2017.
The indentures governing the 2024 Notes contain various restrictive covenants, including, among others, limitations on the Company's ability and the ability of certain of the Company's subsidiaries to incur or guarantee additional indebtedness, make restricted payments, pay dividends or make any other distributions from restricted subsidiaries, redeem or repurchase capital stock, sell assets or subsidiary stocks, engage in transactions with affiliates, create or permit liens on assets, enter into sale/leaseback transactions, and enter into consolidations or mergers. The indentures governing the 2024 Notes limit the ability of Kennedy Wilson and its restricted subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the new indebtedness, the maximum balance sheet leverage ratio (as defined in the indenture) is greater than 1.50 to 1.00. This ratio is measured at the time of incurrence of additional indebtedness. See Note 17 for the guarantor and non-guarantor financial statements.

NOTE 9—KWE UNSECURED BONDS

The following table details the KWE unsecured bonds as of December 31, 2019 and 2018:

	December 31,
(Dollars in millions)	2019	2018
KWE Bonds	$662.9	$637.3
KWE Euro Medium Term Note Programme	614.7	627.4
KWE Unsecured Bonds (excluding loan fees)(1)	1,277.6	1,264.7
Unamortized loan fees	(3.4)	(4.2)
Total KWE Unsecured Bonds	$1,274.2	$1,260.5
(1) The KWE unsecured bonds balances include unamortized debt premiums (discounts). Debt premiums (discounts) represent the difference between the fair value of debt and the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The net unamortized loan premium (discount) as of December 31, 2019 and 2018 was $(3.1) million and $(3.7) million, respectively.
KWE has £500 million of 3.95% fixed-rate senior unsecured bonds due 2022 that have a carrying value of $662.9 million and $637.3 million as of December 31, 2019 and 2018, respectively. KWE effectively reduced the interest rate to 3.35% as a result of entering into swap agreements to convert 50% of the proceeds into Euros.
In addition, KWE has a £2.0 billion (approximately $2.7 billion based on December 31, 2019 rates) Euro Medium Term Note ("EMTN") Programme. Under the EMTN Programme, KWE may issue, from time to time, up to £2.0 billion of various types

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

of debt securities in certain markets and currencies. KWE issued senior unsecured notes for an aggregate principal amount of approximately $617.6 million (based on December 31, 2019 rates) (€550 million) (the "KWE Notes"). The KWE Notes were issued at a discount with an annual fixed coupon of 3.25%, and mature in 2025.  As KWE invests proceeds from the KWE Notes to fund equity investments in new euro denominated assets, KWE designates the KWE Notes as net investment hedges under FASB ASC Topic 815. Subsequent fluctuations in foreign currency rates that impact the carrying value of the KWE Notes are recorded to accumulated other comprehensive income. During the year ended December 31, 2019, Kennedy Wilson recognized a gain of $36.8 million in accumulated other comprehensive income due to the weakening of the euro against the GBP during the period. The KWE Notes rank pari passu with the KWE Bonds, and are subject to the same restrictive covenants.
The trust deed that governs the bonds contain various restrictive covenants for KWE, including, among others, limitations on KWE’s and its material subsidiaries’ ability to provide certain negative pledges. The trust deed limits the ability of KWE and its subsidiaries to incur additional indebtedness if, on the date of such incurrence and after giving effect to the incurrence of the new indebtedness, (1) KWE’s consolidated net indebtedness (as defined in the trust deed) would exceed 60% of KWE’s total assets (as calculated pursuant to the terms of the trust deed); and (2) KWE’s consolidated secured indebtedness (as defined in the trust deed) would exceed 50% of KWE’s total assets (as calculated pursuant to the terms of the trust deed). The trust deed also requires KWE, as of each reporting date, to maintain an interest coverage ratio (as defined in the trust deed) of at least 1.50 to 1.00 and have unencumbered assets of no less than 125% of its unsecured indebtedness (as defined in the trust deed). As of December 31, 2019, KWE was in compliance with these financial covenants.

NOTE 10—RELATED PARTY TRANSACTIONS
Related party revenue is fees and other income received from investments in which we have an ownership interest, excluding amounts eliminated in consolidation discussed below. Kennedy Wilson earned related party fees of $26.1 million, $15.3 million and $12.0 million for the periods ended December 31, 2019, 2018 and 2017, respectively.
The Company provides asset and property management and other property related services on properties in which it also has an ownership interest. Fees earned on consolidated properties are eliminated in consolidation and fees on unconsolidated investments are eliminated for the portion that relate to the Company's ownership interest. During the years ended December 31, 2019, 2018 and 2017 fees of $18.1 million, $13.6 million and $26.4 million were eliminated in consolidation.

NOTE 11—INCOME TAXES
The table below represents a geographical breakdown of book income before the provision for income taxes:

	Year ended December 31,
(Dollars in millions)	2019	2018	2017
Domestic	$249.5	$156.5	$90.6
Foreign	113.0	113.6	31.1
Total	$362.5	$270.1	$121.7

The U.S. and foreign components of provision for (benefit from) provision for income taxes consisted of the following components. However, it is not reflective of the cash tax results of the Company.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

	Year ended December 31,
(Dollars in millions)	2019	2018	2017
Federal
Current	$—	$—	$(0.3)
Deferred	31.2	33.4	(17.9)
	31.2	33.4	(18.2)
State
Current	0.3	—	0.1
Deferred	(4.6)	10.6	(3.1)
	(4.3)	10.6	(3.0)
Foreign
Current	14.4	18.4	8.4
Deferred	0.1	(4.4)	(3.5)
	14.5	14.0	4.9

Total	$41.4	$58.0	$(16.3)

A reconciliation of the statutory federal income tax rate of 21% with Kennedy Wilson’s effective income tax rate is as follows:

	Year ended December 31,
(Dollars in millions)	2019	2018	2017
Tax computed at the statutory rate	$76.1	$56.7	$42.6
TCJA federal rate change	—	—	(44.8)
Tax deduction in excess of book compensation from restricted stock vesting	0.3	1.8	(3.7)
Domestic permanent differences, primarily disallowed executive compensation	6.1	3.8	1.3
Foreign permanent differences, primarily non-deductible depreciation, amortization and interest expenses in the United Kingdom	1.3	1.4	6.1
Effect of foreign tax operations on U.S. taxes, net of foreign tax credits and valuation allowance	(16.8)	1.1	1.6
Noncontrolling interests	(22.2)	(15.1)	(15.0)
State income taxes, net of federal benefit	—	8.0	(3.8)
Other	(3.4)	0.3	(0.6)
Provision for (benefit from) income taxes	$41.4	$58.0	$(16.3)

Cumulative tax effects of temporary differences are shown below at December 31, 2019 and 2018:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

	Year ended December 31,
(Dollars in millions)	2019	2018
Deferred tax assets:
Foreign currency translation	$4.9	$9.1
Net operating loss carryforward and credits	138.6	102.3
Investment basis difference	96.2	121.6
Stock option expense	1.3	3.5
Hedging transactions	7.2	—
Marketable securities	—	0.1
Accrued reserves	—	0.1
Total deferred tax assets	248.2	236.7
Valuation allowance	(209.2)	(131.1)
Net deferred tax assets	39.0	105.6

Deferred tax liabilities:
Investment basis and reserve differences	145.7	121.3
Depreciation and amortization	2.8	65.0
Hedging transactions	—	5.4
Prepaid expenses and other	2.4	1.7
Capitalized interest	1.3	1.4
Total deferred tax liabilities	152.2	194.8

Deferred tax asset (liability), net	$(113.2)	$(89.2)

The United Kingdom enacted Finance Act 2019, which introduced a new capital gain tax for non-UK resident investors who dispose of UK real estate. The new capital gain tax law became effective April 6, 2019. Beginning on this date, non-UK resident investors are subject to UK tax on gains arising from the direct and indirect dispositions of UK real estate held for investment purposes. Transitional provisions allow rebasing of UK real estate values to fair market value as of April 5, 2019 ("UK Basis Step-Up"), because only gains arising from property value increases after such date is subject to tax. The step-up led to a higher tax basis relative to the carrying value of the UK real estate, thus resulting in a UK deferred tax asset of $107.0 million. The realizability of this deferred tax asset is dependent on future disposition of real estate at a fair market value in excess of appraised value as of April 5, 2019. Given uncertainties surrounding Brexit and its potential impact on future real estate values, the Company concluded that the U.K. deferred tax asset did not meet the more likely than not threshold of being realizable and therefore, a full valuation allowance is necessary.
During March 2018, Kennedy Wilson elected to treat KWE as a partnership for U.S. tax purposes retroactive to December 29, 2017. Due to unrealized foreign exchange losses not yet deductible for tax purposes and the consideration paid to acquire the non-controlling interests in KWE exceeding the book carrying value of the non-controlling interests in KWE, the Company’s tax basis in KWE exceeded its book carrying value at December 29, 2017 and December 31, 2018. Prior to the election to treat KWE as a partnership, KWE was taxed as a controlled foreign corporation. As a controlled foreign corporation, the Company was precluded from recognizing a deferred tax asset for its tax basis in excess of book carrying value for its investment in KWE as the excess tax basis from the investment was not expected to reverse in the foreseeable future. However, as a result of the conversion of KWE to a partnership for U.S. tax purposes, the Company was required to record a deferred tax asset for its investment in KWE. As of December 31, 2018, the Company recorded a $98.3 million deferred tax asset related to its excess tax basis over book carrying value for its investment in KWE. As a significant portion of the excess tax basis would only reverse upon a strengthening of foreign currencies or upon a disposition of KWE, the Company determined that a valuation allowance of $98.3 million was required for the tax basis that was in excess of the Company’s carrying value for its investment in KWE as it did not meet the more likely than not threshold of being realizable and therefore, a full valuation allowance was necessary. During 2019 and 2018, a portion of the excess tax basis over book basis in KWE reversed as a result of lower tax gains on sales of real estate. As of December 31, 2019, Kennedy Wilson’s excess tax basis in KWE and the related valuation allowance is $77.1 million and $72.6 million, respectively.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

The U.S. federal tax legislation commonly known as the Tax Cuts and Jobs Act (the “TCJA”), was signed into law on December 22, 2017. The TCJA amends a range of U.S. federal tax rules applicable to businesses and international taxation with most provisions having taken effect beginning January 1, 2018. These changes include lowering the federal corporate income tax rate from a top marginal rate of 35% to a flat rate of 21% and imposing additional limitations on deductibility of executive compensation. During the fourth quarter of 2017, we adjusted our net U.S. deferred tax liability down to the new federal tax rate and recorded a $44.8 million tax benefit. During 2018, we completed our analysis of TCJA impacts and recorded an insignificant adjustment in the 2018 financial statements with respect to the federal rate change. As the IRS, Treasury Regulations or state taxing authorities issue further guidance or interpretation of relevant aspects of the new tax law, our federal and state taxable income computations may be adjusted accordingly.
As of December 31, 2019, Kennedy Wilson had federal, California and other state net operating losses of $122.2 million, $94.9 million and $18.3 million, which begin to expire in 2034 and 2031, respectively. Approximately $34.9 million of the federal net operating losses relate to tax years after December 31, 2017. The post-2017 federal net operating losses do not expire but are only eligible to offset 80% of taxable income. As of December 31, 2019, Kennedy Wilson had $226.5 million of foreign net operating loss carryforwards, which have no expiration date. The Company has foreign tax credit carryforwards of $52.6 million, which begin to expire in 2023.
The Company's valuation allowance on deferred tax assets increased by $78.1 million in 2019 and increased by $98.4 million in 2018. The increase in 2019 principally relates to the valuation allowance recorded against the deferred tax asset established for the U.K. Basis Step-Up, offset by a decrease in the valuation allowance related to the partnership investment in KWE. The Company’s excess tax basis over book basis in KWE and the related valuation allowance decreased as a result of KWE’s disposition of real estate during 2019. The increase in the 2018 valuation allowance principally relates to the partnership investment in KWE.
During July 2019, the IRS initiated an income tax examination of the Company’s federal consolidated tax return for the period ended December 31, 2017. Items requested by the IRS thus far are standard schedules utilized and produced during the normal course of tax return preparation. As of December 31, 2019, the Company is not aware of specific tax position under the scrutiny of the IRS. There were no gross unrecognized tax benefits at December 31, 2019 and 2018. Management has considered the likelihood and significance of possible penalties associated with Kennedy Wilson's current and intended filing positions and has determined, based on its assessment, that such penalties, if any, would not be significant.
Kennedy Wilson’s federal and state income tax returns remain open to examination for the years 2016 through 2018 and 2015 through 2018, respectively. However, due to the existence of prior year loss carryovers, the IRS may examine any tax years for which the carryovers are used to offset future taxable income. Our foreign subsidiaries’ tax returns remain open to examination for the years 2015 through 2018. The Spanish loss carryovers may be subject to tax examination for a period of 10 years from the period in which such losses were generated.

NOTE 12—COMMITMENTS AND CONTINGENCIES
Future minimum lease payments under scheduled operating and ground leases that have initial or remaining noncancelable terms in excess of one year are as follows:

(Dollars in millions)
Year ending December 31,
2020	$1.4
2021	1.4
2022	1.4
2023	0.8
2024	0.4
Thereafter	34.3
Total minimum payments	$39.7

Rental expense was $1.4 million, $4.1 million, and $4.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is included in general and administrative expense in the accompanying consolidated statements of income.
CAPITAL COMMITMENTS—As of December 31, 2019 and 2018, the Company has unfunded capital commitments of $109.2 million and $99.3 million to its joint ventures under the respective operating agreements. In addition to the unfunded capital commitments on its joint venture investments, the Company has $72.7 million of equity commitments relating on

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

consolidated and unconsolidated development projects. The Company may be called upon to contribute additional capital to joint ventures in satisfaction of the Company's capital commitment obligations.
LITIGATION—Kennedy Wilson is currently a defendant in certain routine litigation arising in the ordinary course of business. It is the opinion of management and legal counsel that the outcome of these actions will not have a material effect on the financial statements taken as a whole.

NOTE 13—STOCK COMPENSATION PLANS
In July 2014, Kennedy Wilson adopted and its shareholders approved the Amended and Restated 2009 Equity Participation Plan (the "First Amended and Restated Plan") under which an additional 6.0 million shares of common stock were reserved for issuance pursuant to grants of restricted stock and other awards to officers, employees, non-employee directors and consultants. During the years ended December 31, 2016, 2015 and 2014, 1.0 million, 1.7 million and 3.3 million, respectively, of restricted common stock were granted under the First Amended and Restated Plan. The terms of the awards granted under the First Amended and Restated Plan were set by the Company's compensation committee at its discretion. The shares of restricted common stock granted under the First Amended and Restated Plan have vested or will vest, as applicable, ratably over a three, four or five-year period based on the achievement of certain performance targets. The performance periods that will be measured for these awards are the Company’s fiscal years ending from December 31, 2014 through December 31, 2020. The shares of restricted common stock which were granted with a three-year vesting period have a three-year sale restriction period upon vesting. Due to the lack of marketability of these shares with the three-year sale restriction period upon vesting, a 15% discount was applied to the grant price these shares when computing stock compensation expense. From inception of the plan through December 31, 2019, 5,883,597 shares vested and 136,400 have been forfeited. As of December 31, 2019, there was $0.3 million of unrecognized compensation cost for the First Amended and Restated Plan related to unvested restricted shares which will vest over the next year.
In June 2017, Kennedy Wilson adopted and its shareholders approved the Second Amended and Restated 2009 Equity Participation Plan (the "Second Amended and Restated Plan") under which an additional 3.3 million shares of common stock were reserved for issuance pursuant to grants of restricted stock and other awards to officers, employees, non-employee directors and consultants. During the years ended December 31, 2019 and 2018,  the compensation committee of the board of directors approved the total grant of 1.9 million restricted stock units and 1.4 million shares of performance-based restricted shares of Company common stock or performance-based restricted stock units covering Company common stock, respectively, subject to vesting based on the Company’s total shareholder return (the “TSR restricted awards”), performance-based restricted shares of Company common stock or performance-based restricted stock units covering Company common stock subject to vesting based on the Company’s return on equity (the “ROE awards”), and time-based restricted shares of Company common stock or time-based restricted stock units covering Company common stock (the “time-based awards”) (collectively, the “awards”), under the Second Amended and Restated Plan. Up to 100% of the TSR awards will be eligible to vest based on the Company's total shareholder return relative to the MSCI World Real Estate Index during a three-year performance period (subject to continued employment through the vesting date), with the actual number of shares subject to such TSR awards that vest and cease to be subject to restrictions with respect to the performance period determined by multiplying (i) the total number of shares subject to the TSR award by (ii) the applicable vesting percentage (which is determined based on the level of the Company's relative total shareholder return attained during the performance period). Up to one-third of the ROE awards will be eligible to vest with respect to each Company fiscal year of the performance period (each, a “performance year”) to the extent that the Company satisfies the return on equity goals for such performance year (subject to continued employment through the vesting date). One-third of the time-based awards will vest on each of the first three anniversaries of the grant date, subject to continued employment through the vesting date. Stock-based compensation expense is based on the fair values on the date of grant for the ROE awards and time-based awards. Certain ROE awards and time-based awards were granted with a three-year sale restriction period upon vesting. Due to the lack of marketability of these shares with the three-year sale restriction period upon vesting, a 12.5% discount was applied to the grant price of these shares when computing stock compensation expense. The fair value of the TSR awards are estimated using a Monte Carlo simulation. From inception of the plan through December 31, 2019, 957,233 shares have vested and 15,000 shares have been forfeited. As of December 31, 2019, there was $35.0 million of unrecognized compensation cost for the Second Amended and Restated Plan related to unvested shares which will vest over the next three years.
Upon vesting, the restricted stock granted to employees discussed directly above is net share-settled to cover the withholding tax.  Shares that vested during the years ended December 31, 2019, 2018 and 2017 were net-share settled such that the Company withheld shares with values equivalent to the employees’ minimum statutory obligations for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities.  The total shares withheld during the years ended December 31, 2019, 2018 and 2017 were 764,909 shares, 486,032 shares, and 1,460,251 shares respectively, and were valued based on the Company’s closing stock price on the respective vesting dates. During the years ended December 31, 2019, 2018 and 2017, total payments for the employees’ tax obligations to the taxing authorities were $16.4 million, $8.8 million, and

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

$37.9 million respectively.  These figures are reflected as a financing activity on the accompanying consolidated statements of cash flows.
    During the years ended December 31, 2019, 2018 and 2017, Kennedy Wilson recognized $30.2 million, $37.1 million, and $38.4 million of compensation expense related to the vesting of restricted common stock and is included in compensation and related expense in the accompanying consolidated statements of income.
The following table sets forth activity under the Amended and Restated Plan, the First Amended and Restated Plan, and the Second Amended and Restated Plan for the Company's fiscal years ending December 31, 2019, 2018 and 2017:

Shares
Nonvested at December 31, 2017	4,136,543
Granted	1,524,383
Vested	(1,713,878)
Forfeited	(30,100)
Nonvested at December 31, 2018	3,916,948
Granted	64,458
Vested	(1,729,046)
Forfeited	—
Nonvested at December 31, 2019	2,252,360

NOTE 14—EQUITY

Preferred Stock

In October 2019, the Company announced the issuance of a $300 million perpetual preferred equity investment in Kennedy Wilson by affiliates of Eldridge Industries (collectively, "Eldridge"). Under the terms of the agreement, Eldridge purchased $300 million in convertible perpetual preferred stock carrying a 5.75% annual dividend rate, with an initial conversion price of $25.00 per share, representing a premium of 15% to the daily volume weighted average price per share of Kennedy Wilson’s common stock over the 20 trading days ending, and including, October 16, 2019. The preferred stock is callable by Kennedy Wilson on and after October 15, 2024. The convertible perpetual preferred stock is treated as permanent equity in accordance with ASC 480 Distinguishing Liabilities from Equity.
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
During the year ended December 31, 2019, Kennedy Wilson repurchased and retired 221,834 shares for $4.3 million. During the year ended December 31, 2018, Kennedy Wilson repurchased and retired 9,364,141 shares for $169.1 million under the previous stock repurchase program.

KWE Acquisition
On October 20, 2017, the Company completed its acquisition of all of the outstanding shares (other than shares owned by the Company or its subsidiaries or held in treasury) of KWE for $719.8 million in cash and issued 37,226,695 shares of KWH to shareholders of KWE stock. The KWE Acquisition was accounted for in accordance with ASC 810. Because KWH controlled KWE both before and after the KWE Transaction, the change in KWH’s ownership interest in KWE was accounted for as an equity transaction and no gain or loss was recognized in KWH’s consolidated statements of income resulting from the KWE Acquisition.
The amount of cash paid and shares issued was greater than carrying value of noncontrolling interest in KWE as of the date of the transaction. The premium paid to the noncontrolling interest holders over their carrying value was recorded as additional

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

paid in capital. The Company also was required to record inception to date unrealized foreign currency translation and foreign currency derivative contract losses that had previously been allocated to noncontrolling interest holders accumulated other comprehensive income with a corresponding entry to additional paid in capital which resulted in no net impact to Kennedy Wilson's shareholder's equity. Furthermore, transactions costs associated with the acquisition were recorded as a reduction of additional paid in capital.
Dividend Distributions
Kennedy Wilson declared and paid the following cash dividends on its common stock:

(Dollars in millions)	Year Ended December 31, 2019		Year Ended December 31, 2018
	Declared	Paid	Declared	Paid
Common Stock(1)	$121.1	$114.9	$113.7	$111.2
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

The Company's dividends related to its common stock will be classified for U.S. federal income tax purposes as follows:

Record Date	Payment Date	Distributions Per Share	Ordinary Dividends	Return of Capital
12/28/2018	1/3/2019	$0.2100	$0.0221	$0.1879
3/29/2019	4/4/2019	0.2100	0.0221	0.1879
6/28/2019	7/5/2019	0.2100	0.0221	0.1879
9/30/2019	10/3/2019	0.2100	0.0221	0.1879
	Totals	$0.8400	$0.0884	$0.7516

Accumulated Other Comprehensive Income
The following table summarizes the changes in each component of accumulated other comprehensive income (loss) ("AOCI"), net of taxes:

(Dollars in millions)	Foreign Currency Translation	Foreign Currency Derivative Contracts	Interest Rate Swaps	Total Accumulated Other Comprehensive Income(1)
Balance at December 31, 2018	$(94.1)	$11.0	$—	$(83.1)
Unrealized (losses) gains, arising during the period	(12.9)	35.6	(0.9)	21.8
Taxes on unrealized (losses) gains, arising during the period	(0.4)	3.1	0.2	2.9
Amounts reclassified out of AOCI during the period, gross	23.5	(12.9)	—	10.6
Amounts reclassified out of AOCI during the period, taxes	(3.8)	3.6	—	(0.2)
Noncontrolling interest	(10.6)	—	—	(10.6)
Balance (of Kennedy Wilson's share) at December 31, 2019	$(98.3)	$40.4	$(0.7)	$(58.6)

(1) As a result of the KWE Transaction the Company was required to record inception to date accumulated other comprehensive losses of $358.4 million associated with noncontrolling interest holders of KWE. This amount has been excluded from the beginning and ending balances of the table to give a more appropriate depiction of the Company's accumulated other comprehensive loss activity. If this amount is included, the accumulated other comprehensive loss would be $417.2 million and $441.5 million as of December 31, 2019 and 2018, respectively.
The local currencies for our interests in foreign operations include the euro and the British pound sterling. The related amounts on our balance sheets are translated into U.S. dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period. Unrealized losses

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

on foreign currency translation is a result of the weakening of the euro and British pound sterling against the U.S. dollar during the year ended December 31, 2019.
In order to manage currency fluctuations, Kennedy Wilson entered into currency derivative contracts to manage its exposure to currency fluctuations between its functional currency (U.S. dollar) and the functional currency (Euro and GBP) of certain of its wholly-owned and consolidated subsidiaries. See note 5 for a more detailed discussion of Kennedy Wilson's currency derivative contracts.
As discussed throughout this report and prior to the KWE Transaction, we were required under U.S. GAAP to consolidate certain non-wholly owned subsidiaries or investments that we controlled.  As such, during the year ended December 31, 2017 our financial statements reflected currency translation adjustments and related hedging activities on a gross basis. In many instances, these fluctuations were not reflective of the actual foreign currency exposure of the underlying consolidated subsidiary.
Noncontrolling Interests
Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries, and are presented separately on Kennedy Wilson's balance sheet. As of December 31, 2019 and 2018 the Company has noncontrolling interest of $40.5 million and $184.5 million, respectively. See Note 4 for additional details. The Company also allocated $94.4 million of income, $10.6 million of other comprehensive income and received contributions of $15.0 million to noncontrolling interest holders.

NOTE 15—EARNINGS PER SHARE
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
Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. The following is a summary of the elements used in calculating basic and diluted income per share for the years ended December 31, 2019, 2018 and 2017:
The following table sets forth the computation of basic and diluted earnings per share:

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

	Year ended December 31,
(Dollars in millions, except share amounts and per share data)	2019	2018	2017
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$224.1	$150.0	$100.5
Net income and dividends allocated to participating securities	(0.3)	(0.9)	(1.1)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders, net of allocation to participating securities	223.8	149.1	99.4
Dividends declared on common shares	(121.1)	(113.0)	(86.5)
Undistributed earnings attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$102.7	$36.1	$12.9

Distributed earnings per share	$0.85	$0.78	$0.70
Undistributed earnings per share	0.75	0.26	0.13
Income per basic	1.60	1.04	0.83

Income per diluted	$1.58	$1.04	$0.83

Weighted-average shares outstanding for basic	139,729,573	142,895,472	119,147,192
Weighted average shares outstanding for diluted	141,501,323	144,753,421	119,147,192
Dividends declared per common share	$0.85	$0.78	$0.70

There was a total of 13,133,785, 0 and 1,080,092 during the years ended December 31, 2019, 2018 and 2017 potentially dilutive securities were not included in the diluted weighted average shares as they were anti-dilutive, respectively. Potentially anti-dilutive securities include preferred stock and unvested restricted stock grants.

NOTE 16—SEGMENT INFORMATION
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
KW Investments
We invest our capital in real estate assets and loans secured by real estate either on our own or through our investment management platform. When we have partners, we are typically the general partner in the arrangement with a promoted interest in the profits of our investments beyond our ownership percentage. The Company has an average ownership interest across all investments of approximately 61% as of December 31, 2019. Our equity partners include public shareholders, financial institutions, foundations, endowments, high net worth individuals and other institutional investors. See the "Business Segments" section in Item 1 for a more detailed discussion of the different components of the KW Investments segment.
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

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

The Company manages approximately 49 million square feet of properties for the Company and its investment partners in the United States, Europe, and Asia, which includes assets we have ownership interests in and third party owned assets. With 14 offices throughout the United States, the United Kingdom, Ireland, Jersey and Spain, we have the capabilities and resources to provide investment management and property services to real estate owners as well as the experience, as a real estate investor, to understand client concerns.
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

The following tables summarize the income and expense activity by segment for the years ended December 31, 2019, 2018 and 2017 and total assets as of December 31, 2019 and 2018.

	Year Ended December 31, 2019

(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$447.4	$—	$—	$447.4
Hotel	80.5	—	—	80.5
Sale of real estate	1.1	—	—	1.1
Investment management, property services and research fees	—	40.7	—	40.7
Total revenue	529.0	40.7	—	569.7
Expenses
Rental	152.9	—	—	152.9
Hotel	60.1	—	—	60.1
Cost of real estate sold	1.2	—	—	1.2
Commission and marketing	—	3.8	—	3.8
Compensation and related	72.2	22.9	56.7	151.8
General and administrative	27.6	7.8	7.0	42.4
Depreciation and amortization	187.6	—	—	187.6
Total expenses	501.6	34.5	63.7	599.8
Income from unconsolidated investments, net of depreciation and amortization	143.4	36.3	—	179.7
Gain on sale of real estate, net	434.4	—	—	434.4
Acquisition-related expenses	(6.8)	—	—	(6.8)
Interest expense	(145.6)	—	(69.5)	(215.1)
Other income	2.8	—	(2.4)	0.4
Provision for income taxes	(14.5)	—	(26.9)	(41.4)
Net income (loss)	441.1	42.5	(162.5)	321.1
Net income attributable to noncontrolling interests	(94.4)	—	—	(94.4)
Preferred dividends and accretion of preferred stock issuance costs	—	—	(2.6)	(2.6)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$346.7	$42.5	$(165.1)	$224.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

	Year Ended December 31, 2018

(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$514.6	$—	$—	$514.6
Hotel	155.7	—	—	155.7
Sale of real estate	56.8	—	—	56.8
Investment management, property services and research fees	—	45.3	—	45.3
Total revenue	727.1	45.3	—	772.4
Expenses
Rental	160.8	—	—	160.8
Hotel	121.5	—	—	121.5
Cost of real estate sold	52.5	—	—	52.5
Commission and marketing	—	5.9	—	5.9
Compensation and related	73.5	33.5	61.8	168.8
General and administrative	31.6	12.1	7.1	50.8
Depreciation and amortization	205.8	0.3	—	206.1
Total expenses	645.7	51.8	68.9	766.4
Income from unconsolidated investments, net of depreciation and amortization	51.3	27.4	—	78.7
Gain on sale of real estate, net	371.8	—	—	371.8
Gain on sale of business	—	40.4	—	40.4
Acquisition-related expenses	(1.7)	—	—	(1.7)
Interest expense	(161.0)	—	(77.2)	(238.2)
Other income	1.8	—	11.3	13.1
(Provision for) benefit from income taxes	(14.0)	—	(44.0)	(58.0)
Net income (loss)	329.6	61.3	(178.8)	212.1
Net income attributable to noncontrolling interests	(62.1)	—	—	(62.1)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$267.5	$61.3	$(178.8)	$150.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

	Year Ended December 31, 2017

(Dollars in millions)	Investments	Investment Management and Real Estate Services	Corporate	Total
Revenue
Rental	$504.7	$—	$—	$504.7
Hotel	127.5	—	—	127.5
Sale of real estate	111.5	—	—	111.5
Investment management, property services and research fees	—	42.9	—	42.9
Loan purchases, loan originations and other	15.2	—	—	15.2
Total revenue	758.9	42.9	—	801.8
Expenses
Rental	151.2	—	—	151.2
Hotel	100.3	—	—	100.3
Cost of real estate sold	80.2	—	—	80.2
Commission and marketing	—	7.2	—	7.2
Compensation and related	76.7	35.2	65.3	177.2
General and administrative	26.0	11.3	4.9	42.2
Depreciation and amortization	212.2	0.3	—	212.5
Total expenses	646.6	54.0	70.2	770.8
Income from unconsolidated investments, net of depreciation and amortization	66.4	11.4	—	77.8
Gain on sale of real estate, net	226.7	—	—	226.7
Acquisition-related expenses	(4.4)	—	—	(4.4)
Interest expense	(145.6)	—	(72.1)	(217.7)
Other (expense) income	(5.1)	—	13.4	8.3
Benefit from (provision for) income taxes	(4.8)	—	21.1	16.3
Net income (loss)	245.5	0.3	(107.8)	138.0
Net income attributable to noncontrolling interests	(37.5)	—	—	(37.5)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$208.0	$0.3	$(107.8)	$100.5

	December 31,
(Dollars in millions)	2019	2018
Assets
Investments	$6,945.1	$7,155.0
Services	61.1	64.3
Corporate	298.3	162.5
Total assets	$7,304.5	$7,381.8

	December 31,
(Dollars in millions)	2019	2018	2017
Expenditures for long lived assets
Investments	$(210.9)	$(355.8)	$(567.6)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

Geographic Information
The revenue shown in the table below is allocated based upon the region in which services are performed.

	Year Ended December 31,
(Dollars in millions)	2019	2018	2017
United States	$275.7	$327.7	$307.6
Europe	294.0	444.7	493.2
Japan	—	—	1.0
Total revenue	$569.7	$772.4	$801.8

NOTE 17—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The following consolidating financial information and condensed consolidating financial information includes:
(1) Condensed consolidating balance sheets as of December 31, 2019 and 2018, respectively; consolidating statements of income and comprehensive (loss) income for the years ended December 31, 2019, 2018 and 2017, respectively; and condensed consolidating statements of cash flows for the years ended December 31, 2019, 2018 and 2017, respectively, of (a) Kennedy-Wilson Holdings, Inc. on an unconsolidated basis as the parent (and guarantor), (b) Kennedy-Wilson, Inc., as the subsidiary issuer, (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries and (e) Kennedy-Wilson Holdings, Inc. on a consolidated basis; and
(2) Elimination entries necessary to consolidate Kennedy-Wilson Holdings, Inc., as the parent guarantor, with Kennedy-Wilson, Inc. and its guarantor and non-guarantor subsidiaries
Kennedy Wilson owns 100% of all of the guarantor subsidiaries, and, as a result, in accordance with Rule 3-10(d) of Regulation S-X promulgated by the SEC, no separate financial statements are required for these subsidiaries as of December 31, 2019 or 2018 and for the years ended December 31, 2019, 2018 or 2017.

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2019 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$30.8	$6.4	$102.7	$434.0	$—	$573.9
Accounts receivable	—	—	13.9	38.2	—	52.1
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	2,052.3	3,027.9	—	5,080.2
Unconsolidated investments	—	18.2	526.0	790.4	—	1,334.6
Investments in and advances to consolidated subsidiaries	1,682.3	3,037.5	1,660.5	—	(6,380.3)	—
Other assets	—	—	61.1	202.6	—	263.7
Total assets	$1,713.1	$3,062.1	$4,416.5	$4,493.1	$(6,380.3)	$7,304.5

Liabilities
Accounts Payable	—	0.9	3.4	16.1	—	20.4
Accrued expenses and other liabilities	34.4	247.2	59.7	176.7	—	518.0
Mortgage debt	—	—	1,315.9	1,325.1	—	2,641.0
KW unsecured debt	—	1,131.7	—	—	—	1,131.7
KWE unsecured bonds	—	—	—	1,274.2	—	1,274.2
Total liabilities	34.4	1,379.8	1,379.0	2,792.1	—	5,585.3

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,678.7	1,682.3	3,037.5	1,660.5	(6,380.3)	1,678.7
Noncontrolling interests	—	—	—	40.5		40.5
Total equity	1,678.7	1,682.3	3,037.5	1,701.0	(6,380.3)	1,719.2
Total liabilities and equity	$1,713.1	$3,062.1	$4,416.5	$4,493.1	$(6,380.3)	$7,304.5

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2018 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Assets
Cash and cash equivalents	$—	$1.9	$101.9	$384.2	$—	$488.0
Accounts receivable	—	0.8	4.4	51.4	—	56.6
Real estate and acquired in place lease values, net of accumulated depreciation and amortization	—	—	1,870.6	3,831.9	—	5,702.5
Unconsolidated investments	—	19.2	433.4	407.3	—	859.9
Investments in and advances to consolidated subsidiaries	1,276.9	2,652.7	1,458.3	—	(5,387.9)	—
Other assets	—	0.9	68.6	205.3	—	274.8
Total assets	$1,276.9	$2,675.5	$3,937.2	$4,880.1	$(5,387.9)	$7,381.8

Liabilities
Accounts Payable	$—	$0.7	$1.9	$21.5	$—	$24.1
Accrued expenses and other liabilities	30.2	195.9	70.0	217.6	—	513.7
Mortgage debt	—	—	1,212.6	1,737.7	—	2,950.3
KW unsecured debt	—	1,202.0	—	—	—	1,202.0
KWE unsecured bonds	—	—	—	1,260.5	—	1,260.5
Total liabilities	30.2	1,398.6	1,284.5	3,237.3	—	5,950.6

Equity
Kennedy-Wilson Holdings, Inc. shareholders' equity	1,246.7	1,276.9	2,652.7	1,458.3	(5,387.9)	1,246.7
Noncontrolling interests	—	—	—	184.5	—	184.5
Total equity	1,246.7	1,276.9	2,652.7	1,642.8	(5,387.9)	1,431.2
Total liabilities and equity	$1,276.9	$2,675.5	$3,937.2	$4,880.1	$(5,387.9)	$7,381.8

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2019 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$173.6	$273.8	$—	$447.4
Hotel	—	—	—	80.5	—	80.5
Sale of real estate	—	—	—	1.1	—	1.1
Investment management, property services, and research fees	—	0.8	36.6	3.3	—	40.7
Total revenue	—	0.8	210.2	358.7	—	569.7
Expenses
Rental	—	—	64.3	88.6	—	152.9
Hotel	—	—	—	60.1	—	60.1
Cost of real estate sold	—	—	—	1.2	—	1.2
Commission and marketing	—	—	3.8	—	—	3.8
Compensation and related (includes $30.2, $37.1, and $38.4 of share-based compensation)	31.8	75.0	39.2	5.8	—	151.8
General and administrative	—	19.8	15.9	6.7	—	42.4
Depreciation and amortization	—	1.1	62.5	124.0	—	187.6
Total expenses	31.8	95.9	185.7	286.4	—	599.8
Income from unconsolidated investments, net of depreciation and amortization	—	0.1	83.3	96.3	—	179.7
Income from consolidated subsidiaries	352.8	547.7	479.8	—	(1,380.3)	—
Gain on sale of real estate, net	—	—	8.2	426.2	—	434.4
Acquisition-related expenses	—	(3.1)	(0.2)	(3.5)	—	(6.8)
Interest expense	—	(69.5)	(49.2)	(96.4)	—	(215.1)
Other income	0.1	(0.3)	0.2	0.4	—	0.4
Income before provision from income taxes	321.1	379.8	546.6	495.3	(1,380.3)	362.5
(Provision for) benefit from income taxes	—	(26.9)	1.1	(15.6)	—	(41.4)
Net income	321.1	352.9	547.7	479.7	(1,380.3)	321.1
Net loss attributable to the noncontrolling interests	—	—	—	(94.4)	—	(94.4)
Preferred dividends and accretion of preferred stock issuance costs	(2.6)	—	—	—	—	(2.6)
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$318.5	$352.9	$547.7	$385.3	$(1,380.3)	$224.1

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2018 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$168.4	$346.2	$—	$514.6
Hotel	—	—	—	155.7	—	155.7
Sale of real estate	—	—	—	56.8	—	56.8
Investment management, property services, and research fees	—	—	41.9	3.4	—	45.3
Total revenue	—	—	210.3	562.1	—	772.4
Expenses
Rental	—	—	62.3	98.5	—	160.8
Hotel	—	—	—	121.5	—	121.5
Cost of real estate sold	—	—	—	52.5	—	52.5
Commission and marketing	—	—	5.9	—	—	5.9
Compensation and related	37.1	71.3	55.1	5.3	—	168.8
General and administrative	—	20.3	21.2	9.3	—	50.8
Depreciation and amortization	—	1.3	56.9	147.9	—	206.1
Total expenses	37.1	92.9	201.4	435.0	—	766.4
Income from unconsolidated investments	—	(1.3)	60.3	19.7	—	78.7
Income from consolidated subsidiaries	249.2	451.3	332.7	—	(1,033.2)	—
Gain on sale of real estate, net	—	—	61.4	310.4	—	371.8
Gain on sale of business	—	—	40.4	—	—	40.4
Acquisition-related gains	—	—	—	—	—	—
Acquisition-related expenses	—	(0.1)	(1.1)	(0.5)	—	(1.7)
Interest expense	—	(77.1)	(52.8)	(108.3)	—	(238.2)
Other income (loss)	—	13.3	0.1	(0.3)	—	13.1
Income before benefit from (provision for) income taxes	212.1	293.2	449.9	348.1	(1,033.2)	270.1
Benefit from (provision for) income taxes	—	(44.0)	1.4	(15.4)	—	(58.0)
Net (loss) income	212.1	249.2	451.3	332.7	(1,033.2)	212.1
Net income attributable to the noncontrolling interests	—	—	—	(62.1)	—	(62.1)
Preferred dividends and accretion of preferred stock issuance costs	—	—	—	—	—	—
Net income attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$212.1	$249.2	$451.3	$270.6	$(1,033.2)	$150.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2017 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries (1)	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Revenue
Rental	$—	$—	$143.9	$360.8	$—	$504.7
Hotel	—	—	—	127.5	—	127.5
Sale of real estate	—	—	2.3	109.2	—	111.5
Investment management, property services, and research fees	—	—	34.7	8.2	—	42.9
Loan purchases, loan originations, and other	—	—	0.5	14.7	—	15.2
Total revenue	—	—	181.4	620.4	—	801.8
Expenses
Rental	—	—	54.7	96.5	—	151.2
Hotel	—	—	—	100.3	—	100.3
Cost of real estate sold	—	—	1.8	78.4	—	80.2
Commission and marketing	—	—	7.0	0.2	—	7.2
Compensation and related	38.4	78.3	52.8	7.7	—	177.2
General and administrative	—	14.0	17.6	10.6	—	42.2
Depreciation and amortization	—	1.4	50.1	161.0	—	212.5
Total expenses	38.4	93.7	184.0	454.7	—	770.8
Income from unconsolidated investments	—	3.7	41.7	32.4	—	77.8
Income from consolidated subsidiaries	176.4	307.5	256.2	—	(740.1)	—
Gain on sale of real estate, net	—	—	46.6	180.1	—	226.7
Gain on sale of business	—	—	—	—	—	—
Acquisition-related gains	—	—	—	—	—	—
Acquisition-related expenses	—	—	(1.3)	(3.1)	—	(4.4)
Interest expense	—	(72.1)	(38.0)	(107.6)	—	(217.7)
Other income (loss)	—	9.9	1.6	(3.2)	—	8.3
Income (loss) before provision for income taxes	138.0	155.3	304.2	264.3	(740.1)	121.7
(Provision for) benefit from income taxes	—	21.1	3.3	(8.1)	—	16.3
Net income (loss)	138.0	176.4	307.5	256.2	(740.1)	138.0
Net income attributable to the noncontrolling interests	—	—	—	(37.5)	—	(37.5)
Preferred dividends and accretion of preferred stock issuance costs	—	—	—	—	—	—
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$138.0	$176.4	$307.5	$218.7	$(740.1)	$100.5

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2019 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income (loss)	$321.1	$352.9	$547.7	$479.7	$(1,380.3)	$321.1

Other comprehensive income (loss), net of tax:
Unrealized loss on interest rate swaps	(0.7)	(0.7)	—	—	0.7	(0.7)
Unrealized foreign currency translation loss	(13.3)	(13.3)	16.1	(4.7)	1.9	(13.3)
Amounts reclassified from accumulated other comprehensive income	10.4	10.4	—	10.4	(20.8)	10.4
Unrealized forward contract forward currency gain	38.7	38.7	(15.4)	54.1	(77.4)	38.7
Total other comprehensive income for the period	$35.1	$35.1	$0.7	$59.8	$(95.6)	$35.1

Comprehensive income	$356.2	$388.0	$548.4	$539.5	$(1,475.9)	$356.2
Comprehensive income attributable to noncontrolling interests	—	—	—	(105.0)	—	(105.0)
Comprehensive income attributable to Kennedy-Wilson Holdings, Inc.	$356.2	$388.0	$548.4	$434.5	$(1,475.9)	$251.2

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2018 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income (loss)	$212.1	$249.2	$451.3	$332.7	$(1,033.2)	$212.1

Other comprehensive income (loss), net of tax:
Unrealized gain on marketable securities	—	—	—	—	—	—
Unrealized foreign currency translation loss	(62.6)	(62.6)	(45.7)	(61.6)	169.9	(62.6)
Amounts reclassified from accumulated other comprehensive income	13.2	13.2	—	18.3	(31.5)	13.2
Unrealized forward contract forward currency (loss) gain	38.3	38.3	46.1	(7.8)	(76.6)	38.3
Total other comprehensive (loss) income for the period	(11.1)	(11.1)	0.4	(51.1)	61.8	(11.1)

Comprehensive income (loss)	$201.0	$238.1	$451.7	$281.6	$(971.4)	$201.0
Comprehensive loss attributable to noncontrolling interests	—	—	—	(65.4)	—	(65.4)
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$201.0	$238.1	$451.7	$216.2	$(971.4)	$135.6

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2017 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated Total
Net income (loss)	$138.0	$176.4	$307.5	$256.2	$(740.1)	$138.0

Other comprehensive loss, net of tax:
Unrealized gain on marketable securities	0.2	0.2	—	—	(0.2)	0.2
Unrealized foreign currency translation gain (loss)	155.3	155.3	30.6	458.7	(644.6)	155.3
Amounts reclassified from accumulated other comprehensive income	2.0	2.0	—	2.0	(4.0)	2.0
Unrealized forward contract forward currency gain (loss)	(68.3)	(68.3)	(21.9)	(46.4)	136.6	(68.3)
Total other comprehensive loss for the period	89.2	89.2	8.7	414.3	(512.2)	89.2

Comprehensive (loss) income	$227.2	$265.6	$316.2	$670.5	$(1,252.3)	$227.2
Comprehensive loss attributable to noncontrolling interests	—	—	—	(124.2)	—	(124.2)
Comprehensive income (loss) attributable to Kennedy-Wilson Holdings, Inc.	$227.2	$265.6	$316.2	$546.3	$(1,252.3)	$103.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2019 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash (used in) provided by operating activities	$(3.7)	$(130.4)	$24.1	$90.5	$(19.5)
Cash flows from investing activities:
Proceeds from collection of loans	—	—	0.6	—	0.6
Issuance of loans	—	—	(2.3)	(0.4)	(2.7)
Nonrefundable escrow deposits	—	—	—	—	—
Net proceeds from sale of consolidated real estate	—	—	27.6	673.4	701.0
Purchases of consolidated real estate	—	—	(97.5)	(113.4)	(210.9)
Capital expenditures to real estate	—	—	(59.8)	(131.3)	(191.1)
Investing distributions from unconsolidated investments	—	0.8	80.6	33.6	115.0
Contributions to unconsolidated investments	—	(1.7)	(153.9)	(110.4)	(266.0)
Proceeds from settlement of foreign currency derivative contracts	—	—	33.4	—	33.4
Purchases of foreign currency derivative contracts	—	—	—	—	—
Additions to development project asset	—	—	—	(1.2)	(1.2)
Proceeds from development project asset	—	—	—	4.2	4.2
(Investments in) distributions from consolidated subsidiaries, net	(122.5)	210.8	160.3	(248.6)	—
Net cash (used in) provided by investing activities	(122.5)	209.9	(11.0)	105.9	182.3
Cash flow from financing activities:
Borrowings under senior notes payable	—	—	—	—	—
Borrowings under line of credit/term loan	—	125.0	—	—	125.0
Repayment of line of credit/term loan	—	(200.0)	—	—	(200.0)
Borrowings under mortgage debt	—	—	3.5	485.1	488.6
Repayment of mortgage debt	—	—	(15.0)	(376.4)	(391.4)
Payment of loan fees	—	—	(0.8)	(4.0)	(4.8)
Repayment of shareholder loans to noncontrolling interests	—	—	—	(11.2)	(11.2)
Repurchase of common stock	(20.7)	—	—	—	(20.7)
Issuance of preferred stock	295.2	—	—	—	295.2
Common stock dividends paid	(114.9)	—	—	—	(114.9)
Preferred stock dividends paid	(2.6)	—	—	—	(2.6)
Contributions from noncontrolling interests	—	—	—	15.0	15.0
Distributions to noncontrolling interests	—	—	—	(264.0)	(264.0)
Net cash provided by (used in) financing activities	157.0	(75.0)	(12.3)	(155.5)	(85.8)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	8.9	8.9
Net change in cash and cash equivalents	30.8	4.5	0.8	49.8	85.9
Cash and cash equivalents, beginning of year	—	1.9	101.9	384.2	488.0
Cash and cash equivalents, end of year	$30.8	$6.4	$102.7	$434.0	$573.9

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2018 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash provided by operating activities	$(1.2)	$(133.7)	$66.3	$161.7	$93.1
Cash flows from investing activities:
Additions to loans	—	—	(0.9)	(1.3)	(2.2)
Collections of loans	—	—	5.8	—	5.8
Nonrefundable escrow deposits	—	(5.0)	—	—	(5.0)
Net proceeds from sale of real estate	—	—	161.2	1,224.9	1,386.1
Net proceeds from sale of a business	—	—	43.4	—	43.4
Purchases of and additions to real estate	—	—	(242.3)	(113.5)	(355.8)
Capital expenditures to real estate	—	—	(27.9)	(188.1)	(216.0)
Investment in marketable securities	—	(0.2)	—	—	(0.2)
Proceeds from sale of marketable securities	—	—	7.4	—	7.4
Investing distributions from unconsolidated investments	—	—	25.9	37.8	63.7
Contributions to unconsolidated investments	—	(1.2)	(92.9)	(302.0)	(396.1)
Proceeds from settlement of foreign currency derivative contracts	—	10.7	—	—	10.7
Purchases of foreign currency derivative contracts	—	(0.6)	—	—	(0.6)
Additions to development project asset	—	—	—	(29.1)	(29.1)
Proceeds from development project asset	—	—	—	81.0	81.0
(Investments in) distributions from consolidated subsidiaries, net	290.3	81.4	55.8	(427.5)	—
Net cash (used in) provided by investing activities	290.3	85.1	(64.5)	282.2	593.1
Cash flow from financing activities:
Borrowings under senior notes payable	—	246.6	—	—	246.6
Borrowings under lines of credit/term loan	—	225.0	—	—	225.0
Repayment of lines of credit/term loan	—	(450.0)	—	—	(450.0)
Borrowings under mortgage debt	—	—	325.3	399.7	725.0
Repayment of mortgage debt	—	—	(278.1)	(588.7)	(866.8)
Debt issue costs	—	(4.5)	(2.0)	(3.0)	(9.5)
Repurchase of common stock	(177.9)	—	—	—	(177.9)
Dividends paid	(111.2)	—	—	—	(111.2)
KWE closing dividend	—	—	—	(17.2)	(17.2)
Contributions from noncontrolling interests	—	—	—	23.2	23.2
Distributions to noncontrolling interests	—	—	—	(116.0)	(116.0)
Net cash provided by financing activities	(289.1)	17.1	45.2	(302.0)	(528.8)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	(20.7)	(20.7)
Net change in cash and cash equivalents	—	(31.5)	47.0	121.2	136.7
Cash and cash equivalents, beginning of year	—	33.4	54.9	263.0	351.3
Cash and cash equivalents, end of year	$—	$1.9	$101.9	$384.2	$488.0

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2017 (Dollars in millions)

	Parent	Kennedy-Wilson, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated Total
Net cash provided by (used in) operating activities:	$(15.3)	$(182.8)	$(51.4)	$322.5	$73.0
Cash flows from investing activities:
Collections of loans	—	—	6.4	10.5	16.9
Net proceeds from sale of real estate	—	—	130.8	528.3	659.1
Purchases of and additions to real estate	—	—	(421.6)	(146.0)	(567.6)
Capital expenditures to real estate	—	—	(0.9)	(245.8)	(246.7)
Investment in marketable securities	—	—	(0.8)	—	(0.8)
Proceeds from sale of marketable securities	—	—	1.1	—	1.1
Investing distributions from unconsolidated investments	—	—	95.2	38.2	133.4
Contributions to unconsolidated investments	—	—	(49.8)	(30.1)	(79.9)
Proceeds from settlement of foreign currency derivative contracts	—	(2.8)	—	—	(2.8)
Purchases of foreign currency derivative contracts	—	(0.4)	—	—	(0.4)
Additions to development project asset	—	—	—	(19.4)	(19.4)
Proceeds from development project asset	—	—	—	36.9	36.9
(Investments in) distributions from consolidated subsidiaries, net	198.0	(126.2)	166.3	(238.1)	—
Net cash (used in) provided by investing activities	198.0	(129.4)	(73.3)	(65.5)	(70.2)
Cash flow from financing activities:
Repayment of senior notes payable	—	(55.0)	—	—	(55.0)
Costs associated with KWE Transaction	(55.8)	—	—	—	(55.8)
Borrowings under lines of credit	—	800.0	—	—	800.0
Repayment of lines of credit	—	(500.0)	—	—	(500.0)
Borrowings under investment debt	—	—	239.5	608.8	848.3
Repayment of investment debt	—	—	(103.4)	(581.3)	(684.7)
Debt issue costs	—	(5.4)	(1.9)	(2.2)	(9.5)
Repurchase of common stock	(67.7)	—	—	—	(67.7)
Cash paid to acquire noncontrolling interests in KWE	—	—	—	(719.8)	(719.8)
Dividends paid	(59.2)	—	—	—	(59.2)
Acquisitions of noncontrolling interests	—	—	—	(3.3)	(3.3)
Contributions from noncontrolling interests	—	—	—	47.4	47.4
Distributions from noncontrolling interests	—	—	—	(106.0)	(106.0)
Net cash provided by (used in) financing activities	(182.7)	239.6	134.2	(756.4)	(565.3)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	28.1	28.1
Net change in cash and cash equivalents	—	(72.6)	9.5	(471.3)	(534.4)
Cash and cash equivalents, beginning of year	—	106.0	45.4	734.3	885.7
Cash and cash equivalents, end of year	$—	$33.4	$54.9	$263.0	$351.3

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

NOTE 18—UNAUDITED QUARTERLY INFORMATION

(Dollars in millions, except earnings per share amounts)
Year ended December 31, 2019	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$142.3	$143.0	$143.7	$140.7
Expenses	155.0	147.9	143.8	153.1
Other income (expenses)(1)	177.9	34.5	162.2	18.0
Income (loss) before provision for income taxes	165.2	29.6	162.1	5.6
Benefit from (provision for) income taxes	(6.3)	(10.2)	(20.9)	(4.0)
Net income (loss)	158.9	19.4	141.2	1.6
Net income attributable to noncontrolling interests	1.6	1.3	(90.4)	(6.9)
Preferred dividends and accretion of preferred stock issuance costs	$(2.6)	$—	$—	$—
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$157.9	$20.7	$50.8	$(5.3)
Basic earnings (loss) per share	$1.13	$0.15	$0.36	$(0.04)
Diluted earnings (loss) per share	$1.12	$0.15	$0.36	$(0.04)
(1) The fourth quarter of 2019 includes $112.4 million of gain on sale of real estate, net relating to two assets that the Company sold a 20% interest and are now deconsolidated and treated as unconsolidated investments.

(Dollars in millions, except earnings per share amounts)
Year ended December 31, 2018	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$178.7	$185.8	$218.3	$190.7
Expenses	187.8	177.2	212.5	188.9
Other income (expenses)	66.3	11.2	190.9	(5.4)
Income (loss) before provision for income taxes	57.2	19.8	196.7	(3.6)
Benefit from (provision for) income taxes	(24.3)	(6.9)	(29.4)	2.6
Net income	32.9	12.9	167.3	(1.0)
Net income attributable to noncontrolling interests	(2.2)	(0.8)	(57.7)	(1.4)
Net income (loss) attributable to Kennedy-Wilson Holdings, Inc. common shareholders	$30.7	$12.1	$109.6	$(2.4)
Basic earnings (loss) per share	$0.21	$0.09	$0.77	$(0.02)
Diluted earnings (loss) per share	$0.21	$0.09	$0.77	$(0.02)

Kennedy-Wilson Holdings, Inc.
Notes to Consolidated Financial Statements—(continued)
December 31, 2019, 2018 and 2017

NOTE 19—SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued. The Company concluded that other than as disclosed elsewhere in the notes to the consolidated financial statements, subsequent events have occurred that would require disclosure in the consolidated financial statements.

Kennedy-Wilson Holdings, Inc.
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2019

(Dollars in millions)			Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Balance at December 31, 2019(1)
Description	Region	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total(2)	Accumulated Depreciation	Depreciable Life in Years	Date of Construction	Date Acquired(3)
Commercial
Office	Southern California	$35.0	$11.2	$18.5	$34.6	$11.5	$54.1	$65.6	$(6.1)	39 yrs	1955/1981/1982	2013
Retail	Mountain States	1.3	0.5	1.2	0.4	0.5	1.6	2.1	(0.2)	39 yrs	1981	2013
Retail	Mountain States	10.2	2.1	2.9	1.8	1.8	4.7	6.5	(0.5)	39 yrs	1958/1974-1976/1985/1989/2006	2013
Retail	Mountain States	4.6	2.6	5.6	1.2	2.6	6.8	9.4	(1.0)	39 yrs	1980/1983	2013
Retail	Southern California	27.0	9.1	14.0	11.7	9.1	25.7	34.8	(2.9)	39 yrs	1985	2014
Commercial portfolio	United Kingdom	—	30.9	80.9	18.2	24.9	82.5	107.4	(12.6)	39 yrs	Various	2014
Commercial portfolio	United Kingdom	33.2	79.8	294.3	17.5	57.7	239.3	297.0	(37.8)	39 yrs	Various	2014
Office	Ireland	—	2.0	4.4	—	1.3	5.6	6.9	(0.7)	39 yrs	Various	2014
Office	Ireland	—	13.9	21.9	0.3	11.5	67.0	78.5	(6.4)	39 yrs	1973/2016	2014
Office	Ireland	79.0	8.2	102.6	—	6.7	84.6	91.3	(11.6)	39 yrs	2003	2014
Retail	Ireland	97.7	59.8	83.1	25.0	49.4	93.6	143.0	(8.9)	39 yrs	1966/2005	2014
Office	Ireland	76.9	20.4	73.8	3.7	16.8	64.6	81.4	(10.2)	39 yrs	1980	2014
Office	United Kingdom	—	85.3	232.0	20.3	71.3	214.2	285.5	(36.5)	39 yrs	2003	2014
Retail	United Kingdom	70.4	6.2	109.5	7.2	5.0	94.7	99.7	(13.1)	39 yrs	2010	2014
Office	Southern California	49.5	37.8	60.5	13.1	37.8	73.6	111.4	(9.4)	39 yrs	1982	2015
Office	Southern California	28.8	11.6	36.5	4.5	11.6	40.9	52.5	(5.9)	39 yrs	1968	2015
Office	Southern California	35.0	20.7	47.9	25.8	20.7	53.9	74.6	(6.6)	39 yrs	1982	2015
Commercial portfolio	United Kingdom	308.2	181.6	286.0	14.3	151.0	248.3	399.3	(30.3)	39 yrs	Various	2015
Office portfolio	United Kingdom	—	32.9	65.8	11.8	34.7	60.5	95.2	(5.9)	39 yrs	Various	2015
Retail portfolio	Spain	—	2.4	6.6	—	2.4	6.8	9.2	(0.7)	39 yrs	Various	2015
Retail	Spain	40.3	27.1	46.2	12.7	29.8	63.4	93.2	(5.5)	39 yrs	1995	2015
Office portfolio	Ireland	—	0.8	5.9	—	0.8	6.1	6.9	(0.6)	39 yrs	Various	2015
Office portfolio	Italy	—	26.3	74.8	0.6	32.5	92.9	125.4	(9.3)	39 yrs	Various	2015
Retail	Mountain States	7.0	2.6	9.5	3.0	2.6	12.4	15.0	(0.9)	39 yrs	1961	2016
Office building	Ireland	—	2.0	11.9	0.1	2.0	12.2	14.2	(1.2)	39 yrs	2007	2016
Retail	Mountain States	28.6	9.3	30.0	1.0	9.3	31.0	40.3	(2.7)	39 yrs	1984/2008	2016
Industrial	United Kingdom	—	6.9	8.8	0.3	8.5	7.4	15.9	(0.7)	39 yrs	1984/2003	2016

Office portfolio	United Kingdom	—	32.1	70.4	1.8	29.4	66.1	95.5	(6.1)	39 yrs	Various	2016
Office	Ireland	—	4.2	64.0	1.8	4.1	64.2	68.3	(5.7)	39 yrs	2009	2016
Industrial	United Kingdom	—	5.0	9.2	—	5.2	9.6	14.8	(0.7)	39 yrs	2002	2016
Retail	Mountain States	4.3	1.3	5.6	0.5	1.3	6.1	7.4	(0.5)	39 yrs	1995/1996	2016
Retail	Pacific Northwest	7.2	2.3	8.1	—	2.3	8.1	10.4	(0.6)	39 yrs	1956	2017
Office	Pacific Northwest	77.0	30.6	106.0	0.7	30.6	106.7	137.3	(7.0)	39 yrs	1999/2001	2017
Retail	Mountain States	12.3	4.1	12.2	0.1	4.1	12.3	16.4	(0.8)	39 yrs	1967/1983	2017
Office	Ireland	—	4.9	18.5	11.3	4.6	28.9	33.5	(0.6)	39 yrs	1841	2017
Office	Ireland	11.6	11.0	—	19.0	10.5	19.0	29.5	—	39 yrs	1840/2000	2017
Office	Southern California	16.0	27.4	6.8	1.4	27.4	8.3	35.7	(0.3)	39 yrs	1956	2018
Office	Northern California	61.8	23.5	57.3	—	23.5	57.3	80.8	(0.3)	39 yrs	2000	2019
Office	United Kingdom	66.2	25.2	27.8	1.0	23.5	32.8	56.3	(0.5)	39 yrs	1997	2019
Office	Ireland	50.6	7.2	31.7	—	7.3	32.5	39.8	(0.2)	39 yrs	2009	2019
Industrial	United Kingdom	10.3	3.8	11.5	—	3.9	11.8	15.7	—	39 yrs	1990/2010	2019

Multifamily
450-unit asset	Mountain States	45.2	18.4	43.0	6.7	18.4	49.7	68.1	(11.3)	39 yrs	1974	2013
178-unit asset	Northern California	31.4	12.3	18.5	9.0	12.3	27.4	39.7	(8.6)	39 yrs	1975	2012
217-unit asset	Pacific Northwest	22.8	2.6	41.4	3.3	2.5	42.5	45.0	(9.0)	39 yrs	2011	2012
366-unit asset	Mountain States	53.3	9.1	36.3	10.4	9.1	46.7	55.8	(13.0)	39 yrs	2000	2012
203-unit asset	Pacific Northwest	19.5	2.6	23.8	2.6	2.6	26.4	29.0	(4.9)	39 yrs	2005	2014
542-unit asset	Northern California	90.8	38.3	57.5	9.7	38.3	67.3	105.6	(13.0)	39 yrs	1987	2014
324-unit asset	Mountain States	25.3	3.2	28.5	6.7	3.2	35.2	38.4	(6.7)	39 yrs	1996	2014
280-unit asset	Pacific Northwest	37.3	6.0	40.2	2.3	6.0	42.6	48.6	(6.3)	39 yrs	2004/2006	2014
750-unit asset	Pacific Northwest	82.0	22.1	78.2	9.2	22.1	87.4	109.5	(15.0)	39 yrs	1987	2014
Condo	Pacific Northwest	—	—	0.2	—	—	1.0	1.0	(0.1)	39 yrs	2005	2014
294-unit asset	United Kingdom	—	22.1	84.0	16.9	19.9	92.5	112.4	(8.2)	39 yrs	2012	2015
208-unit asset	Southern California	37.7	9.3	37.3	5.0	9.3	42.3	51.6	(6.6)	39 yrs	2004	2015
1,008-unit asset	Northern California	175.0	62.7	152.4	19.3	62.3	171.7	234.0	(24.3)	39 yrs	1988	2015
460-unit asset	Southern California	46.7	13.2	53.0	4.5	13.2	57.5	70.7	(7.7)	39 yrs	1988	2015
204-unit asset	Mountain States	14.3	2.0	17.6	2.6	2.0	20.3	22.3	(2.3)	39 yrs	1999	2016
168-unit asset	Mountain States	10.9	1.8	13.1	2.2	1.8	15.2	17.0	(1.9)	39 yrs	1992	2016
430-unit asset	Pacific Northwest	62.5	12.8	67.4	3.2	12.8	70.6	83.4	(6.8)	39 yrs	2006	2016
386-unit asset	Southern California	66.0	—	81.4	7.8	—	89.3	89.3	(8.5)	39 yrs	2002	2016
157-unit asset	Southern California	42.9	14.5	46.0	1.1	14.5	47.1	61.6	(4.2)	39 yrs	2013	2016
Land	Southern California	—	0.6	—	—	3.6	—	3.6	—	39 yrs	N/A	2018
408-unit asset	Pacific Northwest	60.4	9.2	83.3	3.6	9.3	86.9	96.2	(7.5)	39 yrs	1998	2016
300-unit asset	Mountain States	22.0	4.8	29.2	4.2	4.8	33.4	38.2	(2.3)	39 yrs	1995	2017
210-unit asset	Pacific Northwest	29.0	11.0	46.7	0.7	11.0	47.5	58.5	(2.9)	39 yrs	2007	2017
200-unit asset	Mountain States	20.7	1.4	25.9	0.6	1.4	26.5	27.9	(1.6)	39 yrs	2012	2017

264-unit asset	Pacific Northwest	25.3	6.4	44.9	3.8	6.4	48.7	55.1	(3.1)	39 yrs	1997	2017
343-unit asset	Pacific Northwest	84.0	26.8	107.4	—	26.8	107.6	134.4	(5.8)	39 yrs	2016	2017
179-unit asset	Pacific Northwest	33.0	11.9	47.4	0.2	11.9	48.6	60.5	(2.6)	39 yrs	2013	2017
88-unit asset	Mountain States	8.6	2.6	10.4	1.0	2.6	11.4	14.0	(0.7)	39 yrs	1988	2018
492-unit asset	Mountain States	59.1	15.8	63.2	4.2	15.9	67.4	83.3	(3.7)	39 yrs	1985	2018
293-unit asset	Mountain States	19.9	7.2	28.8	0.5	7.2	29.3	36.5	(1.1)	39 yrs	1995	2018
188-unit asset	Mountain States	13.5	4.9	20.0	4.8	4.9	24.5	29.4	(0.9)	39 yrs	1985	2018
Land	Mountain States	3.8	5.7	—	—	20.0	—	20.0	—	39 yrs	N/A	2018
222-unit asset	Mountain States	28.8	9.6	38.6	1.0	9.6	39.5	49.1	(1.1)	39 yrs	1996	2018
Land	Mountain States	—	0.8	—	—	4.8	—	4.8	—	39 yrs	N/A	2018
Land	Mountain States	—	2.1	—	—	2.5	—	2.5	—	39 yrs	N/A	2018
Land	Mountain States	—	0.2	—	—	0.6	—	0.6	—	39 yrs	N/A	2018
Land	Mountain States	—	—	—	—	0.9	—	0.9	—	39 yrs	N/A	2019
Land	Mountain States	—	—	—	—	0.2	—	0.2	—	39 yrs	N/A	2019
Land	Mountain States	—	4.0	—	—	18.4	—	18.4		39 yrs	N/A	2019
360-unit asset	Mountain States	52.8	16.4	65.7	—	16.4	65.7	82.1	(0.1)	39 yrs	2015	2019

Hotel
Hotel	Ireland	80.8	54.0	114.3	35.0	46.7	136.2	182.9	(21.7)	39 yrs	1824/2005	2014

Development
Retail	Spain	—	—	34.7	10.5	—	44.2	44.2	—	N/A	N/A	2015
Office	Ireland	—	0.5	3.4	6.7	0.5	16.4	16.9	—	N/A	Various	2015
Retail	Spain	—	—	13.8	—	—	13.9	13.9	—	N/A	N/A	2017
Retail	Ireland	—	17.2	—	2.8	17.1	2.8	19.9	—	N/A	N/A	2017
Land	United Kingdom		4.2	—	—	4.0	0.3	4.3	—	N/A	2015	2018

2700 acres	Hawaii	—	31.7	3.7	0.7	41.3	4.3	45.6	(1.8)	N/A	1912	2010
Grand Total		$2,655.3	$1,378.6	$3,865.4	$469.5	$1,330.6	$4,099.9	$5,430.5	$(466.8)
(1) The tax basis of all the properties in aggregate totaled $5,224.7 million.
(2) Excludes acquired in place lease values.
(3) For assets that were consolidated the date acquired represents when the asset was presented as real estate not when initially acquired by Kennedy Wilson.

Changes in real estate for the years ended December 31, 2019, 2018 and 2017 were as follows:

	For the year ended December 31,
(Dollars in millions)	2019	2018	2017
Balance at the beginning of period	$5,981.7	$6,578.6	$5,805.4
Additions during the period:
Other acquisitions	176.2	210.3	179.5
Improvements	270.0	355.1	615.7
Foreign currency	26.7	(191.7)	426.9
Deductions during the period:
Cost of real estate sold	(1,024.1)	(970.6)	(448.9)
Balance at close of period	$5,430.5	$5,981.7	$6,578.6

Changes in accumulated depreciation for the years ended December 31, 2019, 2018 and 2017 were as follows:

	For the year ended December 31,
(Dollars in millions)	2019	2018	2017
Balance at the beginning of period	$406.5	$344.0	$230.3
Additions during the period:
Depreciation expense	110.2	110.8	128.2
Deductions during the period:
Dispositions	(49.0)	(36.0)	(34.8)
Foreign currency	(0.9)	(12.3)	20.3
Balance at close of period	$466.8	$406.5	$344.0

See accompanying report of independent registered public accounting firm.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and procedures
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
Our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation our disclosure controls and procedures as of December 31, 2019. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
KPMG LLP, the independent registered public accounting firm that audited the Company's 2019 consolidated financial statements included in this annual report on Form 10-K, has issued a report on the Company's internal control over financial reporting, which is included in this report.

Changes in Internal Control over Financial Reporting
There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2019 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 11.	Executive Compensation
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2019 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2019 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2019 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services
The information called for by this item is incorporated by reference from our definitive proxy statement for our 2019 annual meeting, to be filed with the SEC within 120 days after the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this annual report:

(1)
Financial Statements. See the accompanying Index to Consolidated Financial Statements, which appears on page 60 of the annual report. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page 61 of this report, are incorporated by reference into this Item 15.

(2)
Financial Statement Schedules. Schedule III is listed in the Index to Consolidated Financial Statements, which appear beginning on page 115 of this report, are incorporated by reference into this Item 15. All other Financial Statement Schedules have been omitted because the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the notes thereto.

(3)	Exhibits. See Item 15(b) below.

(b) Exhibits. The exhibits listed on the Exhibit Index set forth below on page 124 are filed as part of, or are incorporated by reference into, this annual report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Amended and Restated Certificate of Incorporation.	Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K (File No.: 001-33824) filed June 19, 2014.
3.2	Amended and Restated Bylaws.	Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K (001-33824) filed February 5, 2018.
3.3	Certificate of Designations Establishing the 5.75% Series A Cumulative Perpetual Convertible Preferred Stock.	Filed as Exhibit 3.3 to Registrants Registration Statement on Form S-3 (File No. 333-235472) filed December 12, 2019
4.1	Specimen Common Stock Certificate.	Filed as an Exhibit to the Registrant's Registration Statement on Amendment no. 1 to Form 8-A (File No.: 333-145110) filed on November 16, 2009 and incorporated by reference herein.
4.2	Base Indenture dated March 25, 2014 between Kennedy-Wilson, Inc. and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed May 12, 2014
4.3	Supplemental Indenture No. 1 dated March 25, 2014 among Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K (001-33824) filed March 26, 2014.
4.4	Supplemental Indenture No. 2 dated September 5, 2014 among Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed November 10, 2014.
4.5	Supplemental Indenture No. 3 dated November 11, 2014 among Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.	Filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K (001-33824) filed November 18, 2014.
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

Filed as Exhibit 4.10 to Registrant's Annual Report on Form 10-K (001-33824) filed February 27, 2018.
4.11
Supplemental Indenture No. 9 dated March 2, 2018 among Kennedy-Wilson, Inc. Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.
Filed as Exhibit 4.10 to Registrant’s Current Report on Form 8-K (001-33824) filed March 2, 2018.

4.12
Supplemental Indenture No. 10 dated December 10, 2018 among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.
Filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q (001-33824) filed August 1, 2019.
4.13
Registration Rights Agreement, dated as of March 2, 2018, among Kennedy-Wilson Holdings, Inc., Kennedy-Wilson, Inc., the subsidiary guarantor parties thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated
Filed as Exhibit 4.11 to Registrant's Current Report on Form 8-K (001-33824) filed March 2, 2018
4.14	Registration Rights Agreement, dated November 7, 2019, between the registrant and the purchasers named therein.	Filed as Exhibit 4.2 to Registrants Registration Statement on Form S-3 (File No. 333-235472) filed December 12, 2019.
4.15
Supplemental Indenture No. 11 dated November 30, 2019 among Kennedy-Wilson, Inc., Kennedy-Wilson Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.
Filed herewith
4.16	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith
10.1†	Employment Agreement dated August 14, 1992 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.2†	Amendment to Employment Agreement dated as of January 1, 1993 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.3†	Second Amendment to Employment Agreement dated as of between January 1, 1994 Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.4†	Third Amendment to Employment Agreement dated as of March 31, 1995 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Amendment No. 2 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 23, 2009 and incorporated by reference herein.
10.5†	Fourth Amendment to Employment Agreement dated as of January 1, 1996 Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Amendment No. 2 to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on October 23, 2009 and incorporated by reference herein.
10.6†	Amendment to Employment Agreement dated as of February 28, 1996 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.7†	Fifth Amendment to Employment Agreement dated as of May 19, 1997 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.8†	Sixth Amendment to Employment Agreement dated as of August 20, 1998 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.

10.9†	Seventh Amendment to Employment Agreement dated as of August 9, 1999 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.10†	Eighth Amendment to Employment Agreement dated as of January 3, 2000 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.11†	Ninth Amendment to Employment Agreement dated as of October 1, 2000 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.12†	Tenth Amendment to Employment Agreement dated as of April 22, 2002 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.13†	Eleventh Amendment to Employment Agreement dated as of October 1, 2003 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.14†	Twelfth Amendment to Employment Agreement dated as of April 21, 2004 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.15†	Thirteenth Amendment to Employment Agreement dated as of January 1, 2008 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.16†	Fourteenth Amendment to Employment Agreement dated as of February 1, 2009 between Kennedy-Wilson and William J. McMorrow.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.17†	Fifteenth Amendment to Employment Agreement by Kennedy-Wilson, Inc. and William J. McMorrow	Filed as Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4/A (file No.: 333-162116) filed on October 23, 2009
10.18†	Sixteenth Amendment to Employment Agreement dated August 6, 2014 by and between Kennedy-Wilson, Inc. and William J. McMorrow	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed August 8, 2014
10.19†	Seventeenth Amendment to Employment Agreement, dated as of October 31, 2018, by and between Kennedy-Wilson, Inc. and William J. McMorrow	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed October 31, 2018
10.20†	Employment Agreement dated February 1, 2009 between Kennedy-Wilson and Mary L. Ricks.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.21†	First Amendment to Employment Agreement dated June 1, 2009 between Kennedy-Wilson and Mary L. Ricks.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.

10.22†	Second Amendment to Employment Agreement by Kennedy-Wilson, Inc. and Mary L. Ricks.	Filed as an Exhibit to Kennedy-Wilson Holdings, Inc.'s Registration Statement on Form S-4 (File No.: 333-162116) filed on September 24, 2009 and incorporated by reference herein.
10.23†	Fourth Amendment to Employment Agreement dated August 6, 2014 by and between Kennedy-Wilson, Inc., and Mary L. Ricks	Filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (001-33824) filed August 8, 2014
10.24†	Fifth Amendment to Employment Agreement dated August 13, 2018 by and between Kennedy-Wilson Holdings, Inc. and Mary L. Ricks	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed August 14, 2018
10.25†	Sixth Amendment to Employment Agreement, dated as of October 31, 2018, by and between Kennedy-Wilson, Inc. and Mary L. Ricks	Filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (001-33824) filed October 31, 2018
10.26†	Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed January 30, 2012.
10.27†	First Amendment to Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed June 19, 2014.
10.28†	Second Amended and Restated 2009 Equity Participation Plan.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed June 16, 2017.
10.29†	Form of First Amendment to Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Restricted Stock Award Agreement	Filed as Exhibit 10.114 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.
10.30†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Employee Restricted Stock Award Agreement	Filed as Exhibit 10.115 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.
10.31†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Consultant Restricted Stock Award Agreement	Filed as Exhibit 10.116 to Registrant’s Annual Report on Form 10-K filed March 12, 2013.
10.32†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed July 18, 2014.
10.33†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Director Restricted Stock Award Agreement	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed August 8, 2014
10.34†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Employee Restricted Stock Award Agreement	Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No.: 001-33824) filed October 16, 2015
10.35†	Form of Kennedy-Wilson Holdings, Inc. Second Amended and Restated 2009 Time-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K (001-33824) filed November 21, 2017
10.36†	Form of Kennedy-Wilson Holdings, Inc. Second Amended and Restated 2009 Total Shareholder Return Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed November 21, 2017
10.37†	Form of Kennedy-Wilson Holdings, Inc. Second Amended and Restated 2009 Return on Equity Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (001-33824) filed November 21, 2017
10.38†	Form of Kennedy-Wilson Holdings, Inc. Amended and Restated 2009 Equity Participation Plan Director Restricted Stock Award Agreement	Filed as Exhibit 10.30 to Registrant's Annual Report on Form 10-K (001-33824) filed February 27, 2018
10.39†	Employment Agreement dated December 29, 2014 between Kennedy-Wilson, Inc. and Kent Mouton	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed December 30, 2014.

10.40†	First Amendment to Employment Agreement, dated December 29, 2014 between Kennedy-Wilson, Inc. and Kent Mouton	Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K (001-33824) filed October 31, 2018.
10.41†	Employment Agreement dated December 29, 2014 between Kennedy-Wilson, Inc. and Matt Windisch	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (001-33824) filed December 30, 2014.
10.42†	First Amendment to Employment Agreement, dated as of October 31, 2018, by and between Kennedy-Wilson, Inc. and Matthew Windisch	Filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K (001-33824) filed October 31, 2018
10.43†	Employment Agreement dated December 29, 2014 between Kennedy-Wilson, Inc. and Justin Enbody.	Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K (001-33824) filed December 30, 2014
10.44†	First Amendment to Employment Agreement, dated as of October 31, 2018, by and between Kennedy-Wilson, Inc. and Justin Enbody	Filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K (001-33824) filed October 31, 2018.
10.45†	Form of Award Letter	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (001-33824) filed August 28, 2015.
10.46†	Form of Restricted Share Unit Agreement.	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K (001-33824) filed August 28, 2015.
10.47†	Form of Total Shareholder Return Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (001-33824) filed January 24, 2019
10.48†	Form of Return on Equity Performance-Based Employee Restricted Stock Award Agreement.	Filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K (001-33824) filed January 24, 2019
10.49†	Form of Time-Based Employee Restricted Stock Award Agreement	Filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K (001-33824) filed January 24, 2019
10.50	Joinder Agreement, dated as of April 18, 2017 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A.	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (001-33824) filed May 10, 2017.
10.51
Amended and Restated Credit Agreement, dated October 20, 2017, among Kennedy-Wilson, Inc., as borrower, Kennedy- Wilson Holdings, Inc. and certain subsidiaries of Kennedy-Wilson Holdings, Inc. from time to time party thereto as guarantors, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and Bank of America,
Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 8-K (001-33824) filed October 20, 2017.
10.52	Joinder Agreement, dated as of February 16, 2018 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A.	Filed as Exhibit 10.43 to Registrant's Annual Report on Form 10-k (001-33824) filed February 27, 2018
10.53	Securities Purchase Agreement, dated October 17, 2019 between the Kennedy-Wilson Holdings, Inc. and the purchasers named therein.	Filed as Exhibit 10.1 to Registrants Current Report on Form 8-K (File No 001-33824) filed October 18, 2019.
10.54	Joinder Agreement, dated as of November 13, 2019 among Kennedy-Wilson, Inc., the subsidiary guarantors named therein and Bank of America, N.A.	Filed herewith.
21	List of Subsidiaries	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
24.1	Power of Attorney (included on signature page).	Filed herewith.
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.	Filed herewith.
31.2	Certification Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934 of the Principal Financial Officer.	Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.	Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer.	Filed herewith.
101
The following materials from Kennedy-Wilson Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income (iii) the Consolidated Statements of Equity (iv) the Consolidated Statements of Cash Flows (v) related notes to those financial statements and (vi) Schedule III - Real Estate and Accumulated Depreciation.
Filed herewith.
__________

†	Management Contract, Compensation Plan or Agreement.
(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2020.

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

Name	Title	Date

/S/ WILLIAM J. MCMORROW William J. McMorrow	Chief Executive Officer (principal executive officer) and Chairman	February 28, 2020

/S/ JUSTIN ENBODY Justin Enbody	Chief Financial Officer (principal financial officer and principal accounting officer)	February 28, 2020

/S/ RICHARD BOUCHER Richard Boucher	Director	February 28, 2020

/S/ TREVOR BOWEN Trevor Bowen	Director	February 28, 2020

/S/ NORM CREIGHTON Norm Creighton	Director	February 28, 2020

/S/ CATHY HENDRICKSON Cathy Hendrickson	Director	February 28, 2020

/S/ DAVID A. MINELLA David A. Minella	Director	February 28, 2020

/S/ KENT MOUTON Kent Mouton	Director	February 28, 2020

/S/ MARY RICKS Mary Ricks	Director	February 28, 2020

/S/ JERRY R. SOLOMON Jerry R. Solomon	Director	February 28, 2020

/s/ JOHN R. TAYLOR John Taylor	Director	February 28, 2020

/S/ SANAZ ZAIMI Sanaz Zaimi	Director	February 28, 2020

/S/ STANLEY ZAX Stanley Zax	Director	February 28, 2020